Form 10-K
period 1993-12-31
NORTHWESTERN PUBLIC SERVICE CO
filed 1994-03-28
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
      WASHINGTON, D.C.  20549

             FORM 10-K

(Mark One)
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (Fee required)
For the fiscal year ended December 31, 1993
     or
(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (No fee required)
For the transition period from _______________ to _______________

     Commission File No. 0-692

NORTHWESTERN PUBLIC SERVICE COMPANY
(Exact name of registrant as specified in its charter)

             Delaware                               46-0172280
     (State of Incorporation)            (IRS Employer Identification No.)

        33 Third Street SE
        Huron, South Dakota                         57350-1318
   (Address of principal office)                    (Zip Code)

           605-352-8411
  (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

   Common Stock, $3.50 par value              New York Stock Exchange
       (Title of each class)                  (Name of each exchange
                                               on which registered)

Securities registered pursuant to Section 12(g) of the Act:

  Preferred Stock, Par Value $100
         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     ( X ) Yes     (   ) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     ( X )

State the aggregate market value of the voting stock held by nonaffiliated of the registrant:

$203,924,265 as of February 23, 1994

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

   Common Stock, Par Value $3.50
7,677,232 shares outstanding at February 23, 1994

DOCUMENTS INCORPORATED BY REFERENCE:
1993 Annual Report to Stockholders . . . . . . . . Parts I and II
Proxy Statement for 1994 Annual Meeting . . . . . . . . Parts I and III

                                  PART I

ITEM 1.   BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

     Northwestern Public Service Company ("Company") is an electric and gas utility engaged in generating, transmitting, distributing, and selling electric energy in eastern South Dakota, where it furnishes electric service to 54,288 customers in more than 100 communities and adjacent rural areas. The Company also purchases, distributes, sells, and transports natural gas to 73,228 customers in four communities in Nebraska and 53 communities in eastern South Dakota. The Company, through its subsidiaries, is also engaged in certain nonutility operations as described on page 7. The Company was incorporated under the laws of the State of Delaware in 1923 and is qualified to do business in the states of South Dakota, Nebraska, Iowa, and North Dakota. The Company does not serve customers in North Dakota or Iowa. The Company has its principal office at 33 Third Street SE, Huron, South Dakota 57350-1318. Its telephone number is 605-352-8411.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The information required by this item 1(b) is incorporated by reference to Note 11 of the "Notes to Consolidated Financial Statements" on page 28 of the Company's 1993 Annual Report to Stockholders, filed as an Exhibit hereto.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

     Pursuant to the South Dakota Public Utilities Act, the South Dakota Public Utilities Commission ("PUC") assigned as the Company's electric service territory the communities and adjacent rural areas in which the Company provides electric service in South Dakota. The Company has the right to provide electric service to present and future electric customers in its assigned service territory for so long as the service provided is deemed adequate. Under the South Dakota Public Utilities Act, effective July 1, 1976, the Company is not required to obtain or renew municipal franchises to provide electric service within its assigned service territory.

     The Company has nonexclusive municipal franchises to provide gas service in the Nebraska and South Dakota communities in which it provides such service. The maximum term permitted under Nebraska law for such franchises is 25 years while the maximum term permitted under South Dakota law is 20 years. The Company's policy is to seek renewal of a franchise in the last year of its term. The franchises expire at various dates between 1994 and 2018. The Company has never been denied the renewal of any of these franchises and does not anticipate that any future renewals would be withheld.

                           CONSTRUCTION PROGRAM

     Construction expenditures in 1993 amounted to approximately $19,708,000. Of such sum, approximately $7,388,000 represents extensions and improvements to the Company's electric transmission and distribution systems, approximately $1,288,000 represents expenditures at the three large baseload plants in which the Company is a joint owner, and approximately $947,000 represents additions to the Company's internal generating units for peak load generating capacity. Approximately $6,796,000 represents extensions and improvements to the Company's gas distribution systems and approximately $832,000 represents additions to the Company's internal units for peak load gas production. The remaining amount represents expenditures for the Company's transportation vehicles, and for general use facilities.

     The Company's estimate of construction expenditures for 1994 is $17,900,000. Approximately $1,200,000 is expected to be spent for continuing improvements to the three major baseload plants in which the Company is a joint owner. Approximately $7,900,000 is budgeted for extensions and improvements to the Company's electric transmission and distribution lines, and approximately $2,900,000 represents extensions, improvements, and expansion of the gas distribution systems. Approximately $2,500,000 is budgeted for work on a combination warehouse and operations facility expected to provide cost savings and operating efficiencies. The remaining amount represents expenditures for the Company's transportation vehicles, general use facilities, and upgrades to computer software and equipment.

     Construction expenditures for the next five years are expected to approximate $72 million. Information relating to capital requirements and construction financing is incorporated by reference to "Management's Discussion and Analysis" on pages 16-18 of the Company's 1993 Annual Report to Stockholders, filed as an Exhibit hereto.

                             ELECTRIC BUSINESS

     The Company shares in the ownership of the Big Stone Electric Generating Plant ("Big Stone"), located near Big Stone City in northeastern South Dakota. In North Dakota, the Company maintains transmission facilities to interconnect with electric transmission lines of other utilities and shares in the ownership of the Coyote I Electric Generating Plant ("Coyote I"), located near Beulah, North Dakota. In Iowa, the company shares in the ownership of Neal Electric Generating Unit #4 ("Neal #4"), located near Sioux City.

     FUEL SUPPLY. Lignite and sub-bituminous coal were utilized by the Company as fuel for virtually all of the electric energy generated during 1993. North Dakota lignite is the primary fuel at Big Stone and Coyote I. During 1993, the average heating value of lignite burned was 6,059 BTU per pound at Big Stone and 6,936 BTU per pound at Coyote I. The sulfur content of this lignite is typically between 0.80% and 1.2%. Neal #4 burns Wyoming sub-bituminous coal which had an average heating value of 8,421 BTU per pound during 1993. Typically, the sulphur content of this coal is between 0.30% and 0.40%.

     The Company's fuel costs have remained relatively stable. The average costs of fuels burned are shown below for the periods indicated:

                                   Cost Per Million BTU       % of 1993
                                  Year Ended December 31    Megawatt Hours
     Fuel Type                   1991      1992      1993     Generated
     ---------                   ----      ----      ----   --------------

     Lignite - Big Stone         $1.15     $1.16     $1.12       46%
     Lignite - Coyote I**          .86       .81       .84       23%
     Sub-bituminous - Neal #4      .76       .77       .76       31%
     Natural Gas                  2.14      2.62      2.37        *
     Oil                          4.03      4.29      3.90        *

      *Less than one-half of one percent.
     **Includes pollution control reagent.

     During 1993, the average delivered cost per ton of lignite was $13.50 to Big Stone and $10.71 to Coyote I. The average cost for coal delivered to Neal #4 was $12.13 per ton for 1993. Such amounts include severance taxes imposed by the state of North Dakota on lignite and a production tax imposed by the state of Wyoming on other coal. While the effect on the Company's fuel costs of future changes in severance or production taxes cannot be predicted, any unforeseen changes in the Company's fuel costs may be passed on to its customers through the operation of the fuel adjustment clause. This feature of the Company's electric rates is more fully discussed in the section entitled "Regulation".

     The continued delivery of lignite and sub-bituminous coal to the three large steam generating units in which the Company is part owner is reasonably assured by contracts covering various periods of the operating lives of these units. The Big Stone contract provides for adequate supplies of lignite through purchases under the primary contract, which expires in 1995. The Company is evaluating several fuel supply sources for the Big Stone plant for the period 1995 through 1999 including North Dakota lignite and Wyoming sub-bituminous coal. The contract for delivery of lignite to the Coyote I plant, which expires in 2016, provides for an adequate fuel supply for the estimated economic life of that plant. Neal #4 receives Wyoming sub-bituminous coal under a long-term contract which expires in 1998. In 1994, the Company, along with the other owners of Neal #4, will begin to study options for the supply of coal for periods beyond the expiration date.

     Following test burns in 1990 and 1991, the owners of the Big Stone plant received approval from the South Dakota Department of Environment and Natural Resources to burn tire derived fuel ("TDF") and refuse derived fuel ("RDF"). The quantity of TDF and RDF that was burned in 1993 and that is expected to be burned in 1994 is insignificant when compared to total coal consumption at the plant.

     The fossil fuel supplies for the Big Stone and Neal #4 plants are delivered via unit trains belonging to the respective plants' owners and locomotives of the Burlington Northern Railroad and the Chicago and Northwestern Railroad, respectively. The lignite supply for Coyote I is delivered via conveyor at this "mine-mouth" plant.

     While the Company has no firm contract for diesel fuel for its other electric generating plants, it has been able to purchase its diesel fuel requirements in recent years from local suppliers and currently has in storage an amount adequate to satisfy its normal requirements for such fuel.

     Additional information relating to jointly owned plants is incorporated by reference to Note 7 of the "Notes to Consolidated
Statements" on page 26 of the Company's 1993 Annual Report to Stockholders filed as an Exhibit hereto.

     ELECTRIC SALES. The Company has relatively few large customers in its service territory. By customer category, 33% of 1993 total electric sales was from residential sales, 49% was from commercial and industrial sales, 1% was from street lighting and sales to public authorities, and 17% was from sales for resale.

     Sales for resale primarily include power pool sales to other utilities. Power pool sales fluctuate from year to year depending on a number of factors including the Company's availability of excess short-term generation and the ability to sell the excess power to other utilities in the power pool. The Company also sells power and energy at wholesale to certain municipalities for resale and to various governmental agencies. In 1993, these sales accounted for less than 1% of total electric sales.

     INTERCONNECTIONS AND POOLING AGREEMENTS. The Company has interconnections with the transmission facilities of Otter Tail Power Company ("Otter Tail"), Montana-Dakota Utilities Co. ("MDU"), Northern States Power Company ("NSP") and WAPA; and has emergency interconnections with transmission facilities of East River Electric Cooperative, Inc. and West Central Electric Cooperative.

     The Company is also a party to the Mid-Continent Area Power Pool ("MAPP") Agreement which forms a large area pool arrangement consisting of 45 utilities and power suppliers having transmission interconnections located in a 9-state area in the North Central region of the United States and in two Canadian provinces. The objective of MAPP is to accomplish coordination of planning and operation of generation and interconnecting transmission facilities to provide reliable and economical electric service to members' customers, consistent with reasonable utilization of natural resources and protection of the environment. While benefiting from the advantages of the planning, coordination, and operations of MAPP, each member has the right and obligation to own or otherwise provide the facilities to meet its own requirements. The MAPP Agreement was accepted for filing by the FERC.

     These interconnections and pooling agreements enable the Company to arrange purchases or sales of substantial quantities of electric power and energy with other pool members and to participate in the benefits of pool arrangements.

                               GAS BUSINESS

     The Company owns and operates natural gas distribution systems serving 34,941 retail customers in 53 communities in eastern South Dakota, for which it purchases gas from various gas marketing firms. The company has service agreements with Northern Natural Gas Company ("NNG") providing for firm transportation of natural gas. While NNG has eliminated nearly all of its gas supply activities, the Company has supply contracts in place and peak shaving capacity to meet its system needs.

     The Company owns and operates natural gas distribution systems serving 38,287 retail customers in the village of Alda and the cities of Grand Island, Kearney, and North Platte, Nebraska. It purchases much of its natural gas for these systems from KN Gas Supply Co. under a seven-year service agreement entered in 1993. The Company also purchases certain quantities of gas for its Nebraska customers from various gas marketing firms.

     Both NNG and KN Interstate Gas Transmission Co. ("KN") have completed restructuring proceedings with the FERC under Order 636 in which their transportation, sales, and storage services were changed. The Company has operated under the restructured environment during the winter of 1993-94.

     Both NNG and KN provide firm and interruptible transportation service on a nondiscriminatory basis. This allows gas distribution companies, such as the Company, and individual customers to purchase gas directly from producers, third parties, and various gas marketing entities and transport it through the NNG and KN pipelines. During 1993, the company purchased 6,823,000 mcf (or 88% of its total requirements in South Dakota) and 2,938,000 mcf (or 41% of its requirements in Nebraska) from such other sources for the Company's system supply.

                                REGULATION

     The Company is a "public utility" within the meaning of the Federal Power Act and the South Dakota Public Utilities Act and, as such, is subject to the jurisdiction of, and regulation by, FERC with respect to issuance of securities, the PUC with respect to electric service territories, and both FERC and the PUC with respect to rates, service, accounting records, and in other respects. The State of Nebraska has no centralized regulatory agency which has jurisdiction over the Company's operations in that state; however, the Company's natural gas rates are subject to regulation by the municipalities in which it operates.

     Under the South Dakota Public Utilities Act, enacted in 1975, a requested rate increase may be implemented by the Company 30 days after the date of its filing unless its effectiveness is suspended by the PUC and, in such event, can be implemented subject to refund with interest six months after the date of filing, unless sooner authorized by the PUC. The Company's electric rate schedules provide that it may pass along to all classes of customers qualified increases or decreases in the cost of fuel used in its generating stations and in the cost of fuel included in purchased power. A purchased gas adjustment provision in its gas rate schedules permits the company to pass along to gas customers increases or decreases in the cost of purchased gas.

     The Company had no major general rate cases pending in South Dakota or Nebraska during the three years ended December 31, 1993.

                                 EMPLOYEES

     At December 31, 1993, the Company had 473 employees. A three-year collective bargaining agreement which expires June 30, 1995, covers 272 operating and clerical employees. The Company has never experienced a work stoppage or strike and considers its relationship with its employees to be very good.

                           NONUTILITY OPERATIONS

     The Company has three wholly owned subsidiaries. Grant, Inc., which holds title to property not used in the Company's utility business, was incorporated under the laws of the State of South Dakota in 1972 and is authorized to do business in the states of South Dakota and Nebraska. Northwestern Systems, Inc. (NSI) was incorporated under the laws of the State of South Dakota in 1986 to help market and develop the Company-designed Customer Service System. In December 1992, NSI acquired a 60% common stock ownership interest in a company that develops, manufacturers, and markets multi-image photographic printers, related equipment, and technologies. On October 1, 1993, NSI acquired the remaining 40% common stock interest in that company. Northwestern Networks, Inc. was also incorporated under the laws of South Dakota in 1986 for the purpose of investing in a privately held entity that offers entertainment and interactive information services to the lodging industry. Additional information relating to nonutility business is incorporated by reference to "Management's Discussion and Analysis" on pages 16-18 of the Company's 1993 Annual Report to Stockholders filed as an exhibit hereto.

                           ENVIRONMENTAL MATTERS

     The Company is subject to regulation with regard to air and water quality, solid waste disposal, and other environmental considerations by Federal, state, and local government authorities. The application of governmental requirements to protect the environment involves or may involve review, certification, issuance of permits, or similar action by government agencies or authorities, including the United States

Environmental Protection Agency ("EPA"), the South Dakota Department of Water and Natural Resources, the North Dakota State Department of Health, and the Iowa Department of Environmental Quality, as well as compliance with decisions of the courts. Such requirements, particularly with regard to emissions into the air and water, may substantially increase the cost to the Company of construction and operation of electric generating facilities. Such requirements may also necessitate additional investments in new equipment at existing installations.

     CLEAN AIR ACT.  The Clean Air Act Amendments of 1990 (the Clean Air
Act) which stipulate limitations on sulfur dioxide and nitrogen oxide emissions from certain coal-fired power plants will require the purchase of additional emission allowances or a reduction in sulfur dioxide emissions beginning in the year 2000 from Big Stone. The Company believes Big Stone can most economically meet the sulfur dioxide emission requirements of the Clean Air Act by switching its fuel source from North Dakota lignite to low-sulfur western sub-bituminous coal available in the region. The Company's other baseload plants, Coyote I and Neal #4, are expected to comply with the sulfur dioxide emission limitations through the use of existing flue gas scrubbing and low sulfur coal without the need for additional emission allowances.

     With regard to the Clean Air Act's nitrogen oxide emission requirements, the Neal #4 wall-fired boiler is expected to meet the emission limitations for such boilers. The Clean Air Act does not yet specify nitrogen oxide limitations for boilers with cyclone burners such as those used at Big Stone and Coyote I because practical low-nitrogen oxide cyclone burner technology does not exist. It requires the EPA to establish nitrogen oxide emission limitations before 1997 for cyclone boilers including consideration that the cost to accomplish such limits be comparable to retrofitting low-nitrogen oxide burner technology to other types of boilers. In addition, it also requires future studies to determine what controls, if any, should be imposed on coal-fired boilers to control emissions of certain air toxics other than sulfur and nitrogen oxides. Because of the uncertain nature of cyclone boiler nitrogen oxide and air toxic emission limits, the Company cannot now determine the additional costs, if any, it may incur due to these provisions of the Clean Air Act.

     PCBs. EPA has issued rules which regulate the continued use of electrical equipment containing polychlorinated biphenyls (PCBs). In addition, in 1990 the South Dakota Board of Minerals and the Environment adopted regulations governing the treatment, storage, and disposal of PCBs. The Company will use some PCB-contaminated equipment for its remaining useful life, and the EPA and South Dakota regulations will govern the use and disposal of this equipment.

     STORAGE TANKS. In 1987, the South Dakota Water Management Board adopted regulations imposing requirements upon the owners and operators of aboveground and underground storage tanks. The Company's fuel oil storage facilities at its generating plants in South Dakota are affected by the aboveground tank regulations, and the Company has instituted procedures for compliance.

     COMPLIANCE. In addition to the Clean Air Act, the Company is also subject to other environmental regulations. The Company believes that it is in compliance with all presently applicable environmental protection requirements and regulations. However, the Company is unable to forecast the effect which future environmental regulations may ultimately have upon the cost of its facilities and operations. The Company is conducting an investigation of a former gas manufacturing site, and if waste materials are found, the Company plans to take remedial action. Recovery of any costs incurred will be sought from insurance carriers and through the regulatory process. No administrative or judicial proceedings involving the company are now pending or known by the Company to be contemplated under presently effective environmental protection requirements.

     SITING. The states of South Dakota, North Dakota, and Iowa have enacted laws with respect to the siting of large electric generating plants and transmission lines. The South Dakota PUC, the North Dakota Public Service Commission, and the Iowa Utilities Board have been granted authority in their respective states to issue site permits for nonexempt facilities.

ITEM 2.   PROPERTIES

                             ELECTRIC PROPERTY

     The Company's electric properties consist of an interconnected and integrated system. The Company, Otter Tail, and MDU jointly own Big Stone, a 455,783 kilowatt ("kw") nameplate capacity lignite-fueled electric generating plant and related transmission facilities. Big Stone is operated by Otter Tail for the benefit of the owners. The Company owns 23.4% of the Big Stone Plant.

     The Company is one of four power suppliers which jointly own Coyote I, a 455,783 kw nameplate capacity lignite-fueled electric generating plant and related transmission facilities located near Beulah, North Dakota. The Company has a 10% interest in Coyote I, which is operated by MDU for the benefit of the owners.

     The Company is one of 14 power suppliers which jointly own Neal #4, a 639,999 kw nameplate capacity coal-fueled electric generating plant and related transmission facilities located near Sioux City, Iowa. Midwest Power Systems, Inc. is principal owner of Neal #4 and is the operator of the unit. The Company has an 8.7% interest in Neal #4.

     The Company has an undivided interest in these jointly owned facilities and is responsible for its proportionate share of the capital and operating costs while being entitled to its proportionate share of the power generated. Each participant finances its own investment. The Company's interest in each plant is reflected in the Consolidated Balance Sheet on a pro rata basis, and its share of operating expenses is reflected in the Consolidated Statement of Income and Retained Earnings.

     In addition to its interest in Big Stone, Coyote I, and Neal #4, the Company owns and operates 19 oil and gas-fired units for peaking and reserve capacity.

     As of December 31, 1993, the aggregate nameplate capacity of all Company-owned electric generating units is 334,994 kw, with an aggregate net summer peaking capacity of 307,442 kw and a net winter peaking capacity of 328,210 kw. The Company's maximum peak hourly demand of 251,493 kw occurred on July 17, 1991. In 1993, the Company's peak hourly demand was 237,188 kw.

     The Company's interconnected transmission system consists of 318.5 miles operating at 115 kilovolts ("kv") and 894.8 miles operating at 69 kv and 34.5 kv. The Company also owns three segments of transmission line, which are not tied to its internal system, in connection with its joint ownership in the three large steam generating plants. These lines consist of 18.2 miles of 230 kv line from Big Stone, 25.4 miles of 345 kv line from Neal #4, and 23.1 miles of 345 kv line from Coyote I. In addition to these lines, the Company owns 1,701.7 miles of distribution lines serving customers in more than 100 communities and adjacent rural areas. The company owns 40 transmission substations with a total rated capacity of 1,128,917 kilovolt amperes ("kva"), two mobile substations with a total rated capacity of 5,500 kva and 78 distribution substations with a total rated capacity of 331,906 kva.

                               GAS PROPERTY

     On December 31, 1993, the Company owned 888 miles of distribution mains and appurtenant facilities in South Dakota. The Company also owns propane-air facilities in Aberdeen, Brookings, Huron, and Mitchell, South Dakota, having a total rated capacity of 15,500 mcf per day, which are operated for standby and peak shaving purposes only.

     On December 31, 1993, the Company owned 631 miles of distribution mains and appurtenant facilities in Nebraska. The Company also owns propane-air facilities at Kearney and North Platte, Nebraska, having a total rated capacity of 11,500 mcf per day, which are operated for standby and peak shaving purposes only.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not currently involved in any pending major litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No issues were submitted to a vote of security holders during the last quarter of the period covered by this report.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     The information required by this Item 5 is shown in the table below. Common stock was registered in the names of 8,231 stockholders at December 31, 1993. The payment of dividends is subject to the restrictions described in Note 5 of the "Notes to Consolidated Financial Statements" on page 25 of the Company's 1993 Annual Report to Stockholders, filed as an Exhibit hereto.

                    QUARTERLY COMMON STOCK INFORMATION

           1993            High           Low          Dividends
           ----            ----           ---          ---------
          First          $29 1/2        $26 1/4          $.405
          Second          31 1/2         28 3/4           .405
          Third           33 1/2         29 1/4           .405
          Fourth          32 1/2         28 1/2           .415

           1992            High           Low          Dividends
           ----            ----           ---          ---------
          First          $28 3/4        $25 1/4          $.395
          Second          27 1/2         24 5/8           .395
          Third           28 1/4         23 1/2           .395
          Fourth          28 1/4         25 1/4           .405

ITEM 6.   SELECTED FINANCIAL DATA

                            1993      1992      1991      1990      1989
                            ----      ----      ----      ----      ----
                              (in thousands, except per share amounts)

Operating Revenues         $153,257  $119,197  $122,900  $115,980 $117,671
Net Income                   15,191    13,721    14,815    17,506   16,123
Earnings Per Common Share      1.96      1.77      1.88      2.23     2.04
Dividends Per Common Share    1.630     1.590     1.535     1.475    1.415
Total Assets                343,574   308,194   297,761   283,073  272,260
Long-Term Debt              127,200   106,572    93,236    79,469   80,702
Redeemable Preferred Stock       70       100     2,990     3,185    3,380

Selected financial data includes the operating results and balance sheet amounts for Lucht Engineering, Inc. effective December 1, 1992, the date of acquisition. Additional information relating to Lucht Engineering, Inc. is incorporated by reference to "Management's Discussion and Analysis" on pages 16-18 of the Company's 1993 Annual Report to Stockholders, filed as an Exhibit hereto.

ITEM 7.   MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
          AND RESULTS OF OPERATION

     The information required by this Item 7 is incorporated by reference to "Management's Discussion and Analysis" on pages 16-18 and to Note 9 of the "Notes to Consolidated Financial Statements" on page 27 of the Company's 1993 Annual Report to Stockholders, filed as an Exhibit hereto.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is incorporated by reference to the Company's financial statements and related footnotes on pages 20-28 of the Company's 1993 Annual Report to Stockholders, filed as an Exhibit hereto.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants or disagreements on accounting principles or practices or financial statement disclosures.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  IDENTIFICATION OF DIRECTORS

     The information regarding directors required by this Item 10 and paragraphs (a) and (e) of Item 401 of Regulation S-K is incorporated by reference to the information under "Election of Directors" in the Company's definitive Proxy Statement dated March 15, 1994, and filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the Company's fiscal year ended December 31, 1993.

(b) & (e)  IDENTIFICATION AND BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS

R. A. Wilkens, Chairman of the Board, age 65

Chairman of the Board of Directors since February 1994. Formerly Chief Executive Officer from 1990-1994; formerly President from 1980-1994.

M. D. Lewis, President and Chief Executive, age 46

President and Chief Executive Officer since February 1994; formerly Executive Vice President-Corporate Services 1992-1994; formerly Vice President-Corporate Services 1987-1992; Assistant Vice President-Corporate Services 1985-1987.

<page 13>

W. D. Craig, Vice President-Gas Operations, age 57

Vice President-Gas Operations since September 1988, formerly Assistant Vice President-Gas Operations June, 1988-September 1988; Manager-Gas Operations March 1988-June 1988. Joined the Company in 1988. Formerly President & COO of Hoosier Gas Corporation 1987-1988. Formerly Director-Gas Operations of SIGECO 1985-1987.

A. D. Dietrich, Vice President-Legal, Corporate Secretary and Assistant Treasurer, age 43

Vice President-Legal since May 1990; Assistant Treasurer since December 1990; Corporate Secretary since October 1989. Formerly Assistant Corporate Secretary September 1989-October 1989; Corporate Attorney 1978-1989.

A. R. Donnell, Vice President-Electric Operations, age 50

Vice President-Electric Operations since July 1987; formerly Assistant Vice President-Electric Operations June 1987-July 1987; Manager-Electric Distribution 1985-June 1987; Manager-Special Projects 1977-1985.

T. A. Gulbranson, Vice President-Corporate Services, age 46

Vice President-Corporate Services since May 1993; formerly Vice President-Community Development 1988-1993; formerly Division Manager-Webster 1983-1988.

R. R. Hylland, Vice President-Finance and Corporate Development and Treasurer, age 33

Vice President-Finance and Corporate Development and Treasurer since May 1993; formerly Vice President-Finance and Treasurer 1991-1994; formerly Treasurer and Controller December 1990-April 1991; Controller and Assistant Treasurer November 1989-December 1990; Controller July 1989-November 1989. Joined the Company in July 1989. Formerly Senior Audit and Financial Consulting Manager with Arthur Andersen & Co.

R. F. Leyendecker, Vice President-Rates & Regulation, age 48

Vice President-Rates & Regulation since 1987; formerly Assistant Vice President-Rates & Regulation 1985-1987.

W. K. Lotsberg, Vice President-Consumer Affairs, age 51

Vice President-Consumer Affairs since March 1989; formerly Manager-Public Affairs from 1980 to 1989.

D. C. Oberlander, Controller, age 48

Controller since April 1991; formerly Assistant Controller December 1990-April 1991; Manager-Information Systems 1979-1990.

     All of the executive officers of the registrant serve at the discretion of the Board and are elected annually by the Board of Directors following the Annual Meeting of Stockholders except for the positions of Controller, Assistant Treasurer and Assistant Corporate Secretary, which are appointed by the Board of Directors. No family relationships exist between any officers of the Company.

(c)  IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

     None

(d)  FAMILY RELATIONSHIPS

     None

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     None

(g)  PROMOTERS AND CONTROL PERSONS

     None

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the information under "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement dated March 15, 1994, and filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the Company's fiscal year ended December 31, 1993.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the information under "Securities Ownership by Directors and Officers" in the Company's definitive Proxy Statement dated March 15, 1994, and filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the Company's fiscal year ended December 31, 1993.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has no relationships or transactions covered by this item.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

     1.   Financial Statements

          See Table of Contents on page 17.

     2.   Financial Statement Schedules

          See Table of Contents on page 17.

     3.   Exhibit Index

          See Exhibit Index on pages 24-34.

(b)  REPORTS ON FORM 8-K

     On October 21, 1993, the Company filed a report on Form 8-K, reporting under "Item 5 - Other Events" that LodgeNet Entertainment Corporation ("LEC") completed an initial public offering. LEC is a firm in which the Company's wholly owned subsidiary, Northwestern Networks, Inc., ("NNI") holds an investment. As a result of the initial public offering, NNI's convertible preferred stock was converted to 1,121,000 shares of LEC common stock, and NNI's 15% cumulative preferred stock was redeemed.

(c)  EXHIBITS

     See Exhibit Index on pages 24-34.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWESTERN PUBLIC SERVICE COMPANY

/s/ M. D. Lewis
- ---------------------------------------
M. D. Lewis, Director and President and Chief Executive Officer
March 15, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ R. A. Wilkens
- ---------------------------------------
R. A. Wilkens, Chairman of the Board of Directors

- ---------------------------------------
/s/ M. D. Lewis
M. D. Lewis, Director and President and Chief Executive Officer

/s/ R. R. Hylland
- ---------------------------------------
R. R. Hylland, Vice President-Finance & Corporate Development & Treasurer (Principal Financial Officer)

/s/ Don C. Oberlander
- ---------------------------------------
Don C. Oberlander, Controller (Principal Accounting Officer)

/s/ Herman Lerdal
- ---------------------------------------
Herman Lerdal, Director

/s/ Larry F. Ness
- ---------------------------------------
Larry F. Ness, Director

/s/ A. D. Schmidt
- ---------------------------------------
A. D. Schmidt, Director

/s/ Raymond M. Schutz
- ---------------------------------------
Raymond M. Schutz, Director

/s/ Bruce I. Smith
- ---------------------------------------
Bruce I. Smith, Director

/s/ Calvin Vaudrey
- ---------------------------------------
Calvin Vaudrey, Director

/s/ W. W. Wood
- ---------------------------------------
W. W. Wood, Director

                             TABLE OF CONTENTS

            FINANCIAL STATEMENTS, SUPPLEMENTARY FINANCIAL DATA,
               SUPPLEMENTAL FINANCIAL SCHEDULES INCLUDED IN
                         ANNUAL REPORT (FORM 10-K)
                   FOR THE YEAR ENDED DECEMBER 31, 1993

     The following items are included in this annual report by reference to the registrant's Annual Report to Stockholders for the year ended December 31, 1993:
                                                                Page in
                                                             Annual Report
                                                            to Stockholders
                                                            ---------------
Financial Statements:

Consolidated Statement of Income and Retained Earnings
for the Three Years Ended December 31, 1993                        20

Consolidated Statement of Cash Flows
for the Three Years Ended December 31, 1993                        21

Consolidated Balance Sheet, December 31, 1993 and 1992             22

Consolidated Statement of Capitalization,
December 31, 1993 and 1992                                         23

Notes to Consolidated Statements                                  24-28

Quarterly Unaudited Financial Data
for the Two Years Ended December 31, 1993                          28

Report of Independent Public Accountants                           19

     The following supplemental financial data included herein should be read in conjunction with the financial statements referenced above:

                                                                  Page in
                                                                 Form 10-K
                                                                 ---------

Report of Independent Public Accountants on Schedules                18

Supplemental Financial Schedules:

     Schedule I     - Other Investments                              19
     Schedule V     - Property, Plant and Equipment                  20
     Schedule VI    - Accumulated Depreciation and Amortization
                      of Property, Plant and Equipment               21
     Schedule VIII  - Valuation and Qualifying Accounts              22
     Schedule IX    - Short-Term Borrowings                          23

     Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information required is included in the financial statements or the notes thereto.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Northwestern Public Service Company:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Northwestern Public Service Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 1, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental financial information and schedules listed in the table of contents of financial statements are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen & Co.
- ---------------------------------------
Arthur Andersen & Co.

Minneapolis, Minnesota,
February 1, 1994


NORTHWESTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
      SCHEDULE I - OTHER INVESTMENTS


                 Column A                     Column B     Column C       Column D       Column E
              --------------                 ---------    ----------   ------------   -------------

                                                                       Market Value   Amount in
                                             Number of                 at             Dec. 31, 1993
              Name of Issuer                   Shares        Cost      Dec. 31, 1993  Balance Sheet
              --------------                 ---------    ----------   ------------   -------------

PREFERRED STOCK
- ---------------
Appalachian Power Co. 7.800%                     3,732   $   390,367   $    401,657   $     390,367
Atlantic City Electric  8.200%                  10,000     1,025,718      1,100,000       1,025,718
Cincinnati Gas & Electric 7.375%                 8,000       800,000        848,000         800,000
Cleveland Electric  8.800%                       2,000     2,135,335      1,970,000       2,135,335
Connecticut Light & Power  9.000%               24,000       630,600        639,000         630,600
Delmarva Power & Light Co.  7.750%              18,100       494,583        486,438         494,583
Detroit Edison  7.750%                          26,500       687,675        675,750         687,675
Duke Power Co. 6.375%                           40,000     1,000,000        990,000       1,000,000
Duke Power Co. 7.040%                            5,000       525,050        510,000         525,050
Duke Power Co. 7.120%                           11,400     1,195,575      1,185,600       1,195,575
Duke Power Co. 7.850%                            7,000       751,730        759,500         751,730
Duke Power Co. 7.500%                           12,500     1,259,375      1,350,000       1,259,375
Duquesne Light Co.  7.500%                       9,375       896,438        944,531         896,438
Florida Power & Light  8.625%                   20,000     2,197,900      2,195,000       2,197,900
Houston Power & Light  8.500%                    8,985       923,418        918,716         923,418
Jersey Central  8.480%                          10,000       999,700      1,100,000         999,700
Jersey Central  8.650%                          10,000     1,126,325      1,135,000       1,126,325
Louisiana Power & Light  8.000%                 15,000     1,517,267      1,674,375       1,517,267
Montana Power Co.  6.875%                       12,500     1,250,000      1,221,875       1,250,000
Morgan Stanley Group  7.375%                    60,000     1,533,900      1,537,500       1,533,900
Northern Indiana Public Service  6.500%          7,500       763,295        796,875         763,295
Ohio Edison Co.  7.750%                         50,000     1,302,500      1,268,750       1,302,500
Oklahoma Gas & Electric  4.800%                  8,800       651,552        650,100         651,552
Oklahoma Gas & Electric  4.200%                 11,900       771,596        766,063         771,596
PacifiCorp  7.700%                              15,000     1,508,718      1,665,000       1,508,718
Pennsylvania Power  & Light  7.000%             12,011     1,168,194      1,207,106       1,168,194
Philadelphia Electric Co.  7.480%                4,700       495,780        477,638         495,780
Public Service of Colorado  8.400%               8,774       882,840        890,561         882,840
Public Service Electric & Gas Co.  7.440%        5,000       559,400        561,250         559,400
Rochester Gas & Electric  8.250%                 4,800       488,478        489,600         488,478
San Diego Gas & Electric  7.050%                43,500     1,133,775      1,196,250       1,133,775
Texas Utilities Electric Co.  6.980%            15,000     1,586,100      1,537,500       1,586,100
Virginia Electric & Power  7.300%                9,382       912,634        975,728         912,634
West Virginia Water Co.  9.500%                  2,160       212,652        225,180         212,652
Western Massachusetts Electric  7.600%          12,316       288,687        321,756         288,687
                                                         -----------   ------------   -------------
                                                          34,067,157     34,672,299      34,067,157
PRIVATELY HELD INVESTMENTS
- --------------------------
LodgeNet Entertainment Corporation <F1>
   Common Stock                              1,121,000     1,368,142     16,394,625       1,368,142
   Subordinated Note, Variable Rate                        6,000,000      6,000,000       6,000,000
Other Investments                                          3,416,435      3,416,435       3,416,435
                                                         -----------   ------------   -------------
                                                         $44,851,734   $ 60,483,359   $  44,851,734
                                                         ===========   ============   =============

<F1>  The market value of LodgeNet Entertainment Corp. Common Stock is based on the year-end market price as quoted on the NASDAQ Exchange.  The market value of the LodgeNet Entertainment Corporation
Subordinated Note is not established through a public market.  Further information related to these investments is incorporated by reference to "Management's Discussion and Analysis" on pages 16-18 and Note 1 of the "Notes to Consolidated Financial Statements" on page 24 of the Company's 1993
Annual Report to Stockholders, filed as an exhibit hereto.

NORTHWESTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
 SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                  Column A                        Column B        Column C       Column D       Column E        Column F
- ---------------------------------------------  -------------   ------------   ------------   -------------   -------------
                                                  Balance                                    Other Charges
                                                  Beginning      Additions                    Add (Deduct)   Balance
               Classification                     of Period       at Cost      Retirements        <F1>       End of Period
- ---------------------------------------------  -------------   ------------   ------------   -------------   -------------

FOR THE YEAR ENDED DECEMBER 31, 1993
- ------------------------------------
UTILITY PLANT, at original cost:
    ELECTRIC-
       Production                              $ 135,985,240   $ 11,839,761   $   (762,332)  $      (6,410)  $ 147,056,259
       Transmission                               56,960,370        595,227        (81,155)        650,506      58,124,948
       Distribution                               72,269,961      4,711,271       (579,763)       (646,928)     75,754,541
       General                                     7,999,975        940,426       (204,926)       (118,955)      8,616,520
       Construction work in progress               3,542,403        928,432              0               0       4,470,835
       Completed construction not classified      11,440,611     (8,483,882)             0               0       2,956,729
                                               -------------   ------------   ------------   -------------   -------------
         Total                                   288,198,560     10,531,235     (1,628,176)       (121,787)    296,979,832
                                               -------------   ------------   ------------   -------------   -------------
    GAS-
       Manufactured gas production                 2,072,304         25,233         (1,497)             98       2,096,138
       Distribution                               37,829,690      4,868,057       (136,088)              0      42,561,659
       General                                     4,148,046        528,394        (68,937)        (18,622)      4,588,881
       Construction work in progress               1,156,189      1,257,135              0                       2,413,324
       Completed construction not classified       2,689,198      1,478,693              0               0       4,167,891
                                               -------------   ------------   ------------   -------------   -------------
         Total                                    47,895,427      8,157,512       (206,522)        (18,524)     55,827,893
                                               -------------   ------------   ------------   -------------   -------------
    COMMON-
       General                                    14,798,045      1,518,620       (668,077)        140,311      15,788,899
       Construction work in progress                 926,277       (417,306)             0               0         508,971
                                               -------------   ------------   ------------   -------------   -------------
         Total                                    15,724,322      1,101,314       (668,077)        140,311      16,297,870
                                               -------------   ------------   ------------   -------------   -------------
         Total utility plant                   $ 351,818,309   $ 19,790,061   $ (2,502,775)  $           0   $ 369,105,595
                                               =============   ============   ============   =============   =============
FOR THE YEAR ENDED DECEMBER 31, 1992
- ------------------------------------
UTILITY PLANT, at original cost:
    ELECTRIC-
       Production                              $ 135,510,143   $    719,371   $   (244,274)  $           0   $ 135,985,240
       Transmission                               55,414,015      2,021,369       (354,638)       (120,376)     56,960,370
       Distribution                               66,897,734      6,241,903       (990,052)        120,376      72,269,961
       General                                     6,887,302      1,162,190        (31,752)        (17,765)      7,999,975
       Construction work in progress               6,497,046     (2,954,643)             0               0       3,542,403
       Completed construction not classified       6,720,860      4,719,751              0               0      11,440,611
                                               -------------   ------------   ------------   -------------   -------------
         Total                                   277,927,100     11,909,941     (1,620,716)        (17,765)    288,198,560
                                               -------------   ------------   ------------   -------------   -------------
    GAS-
       Manufactured gas production                 2,062,144         11,044           (884)              0       2,072,304
       Distribution                               34,680,946      3,232,663        (83,919)              0      37,829,690
       General                                     3,558,429        622,178        (54,289)         21,728       4,148,046
       Construction work in progress                 169,117        987,072              0               0       1,156,189
       Completed construction not classified       1,974,855        714,343              0               0       2,689,198
                                               -------------   ------------   ------------   -------------   -------------
         Total                                    42,445,491      5,567,300       (139,092)         21,728      47,895,427
                                               -------------   ------------   ------------   -------------   -------------
    COMMON-
       General                                    14,457,220        645,244       (300,456)         (3,963)     14,798,045
       Construction work in progress                 275,335        650,942              0               0         926,277
                                               -------------   ------------   ------------   -------------   -------------
         Total                                    14,732,555      1,296,186       (300,456)         (3,963)     15,724,322
                                               -------------   ------------   ------------   -------------   -------------
         Total utility plant                   $ 335,105,146   $ 18,773,427   $ (2,060,264)  $           0   $ 351,818,309
                                               =============   ============   ============   =============   =============
FOR THE YEAR ENDED DECEMBER 31, 1991
- ------------------------------------
UTILITY PLANT, at original cost:
    ELECTRIC-
       Production                              $ 134,748,824   $  2,495,206   $ (1,699,570)  $     (34,317)  $ 135,510,143
       Transmission                               53,454,219      2,195,480       (337,579)        101,895      55,414,015
       Distribution                               62,787,254      5,195,027     (1,020,315)        (64,232)     66,897,734
       General                                     5,894,663      1,076,085        (93,289)          9,843       6,887,302
       Construction work in progress               5,160,594      1,336,452              0               0       6,497,046
       Completed construction not classified       1,400,569      5,320,291              0               0       6,720,860
                                               -------------   ------------   ------------   -------------   -------------
         Total                                   263,446,123     17,618,541     (3,150,753)         13,189     277,927,100
                                               -------------   ------------   ------------   -------------   -------------
    GAS-
       Manufactured gas production                 2,053,346          9,398           (600)              0       2,062,144
       Distribution                               32,480,146      2,317,967       (117,167)              0      34,680,946
       General                                     3,250,026        517,239       (211,748)          2,912       3,558,429
       Construction work in progress                 479,559       (310,442)             0               0         169,117
       Completed construction not classified               0      1,974,855              0               0       1,974,855
                                               -------------   ------------   ------------   -------------   -------------
         Total                                    38,263,077      4,509,017       (329,515)          2,912      42,445,491
                                               -------------   ------------   ------------   -------------   -------------
    COMMON-
       General                                    14,134,649      1,253,483       (914,811)        (16,101)     14,457,220
       Construction work in progress                 237,568         37,767              0               0         275,335
                                               -------------   ------------   ------------   -------------   -------------
         Total                                    14,372,217      1,291,250       (914,811)        (16,101)     14,732,555
                                               -------------   ------------   ------------   -------------   -------------
         Total utility plant                   $ 316,081,417   $ 23,418,808   $ (4,395,079)  $           0   $ 335,105,146
                                               =============   ============   ============   =============   =============

<F1>  All Other Charges were property reclassifications.



NORTHWESTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
OF PROPERTY, PLANT AND EQUIPMENT



            Column A                  Column B        Column C       Column D     Column E      Column F
- ---------------------------------  -------------   ------------   ------------   ---------   -------------

                                                     Additions
                                      Balance        Charged to
                                      Beginning      Costs and                      Other    Balance
           Description                of Period       Expenses     Retirements     Changes   End of Period
- ---------------------------------  -------------   ------------   ------------   ---------   -------------

FOR THE YEAR ENDED DECEMBER 31, 1993
- ------------------------------------

Electric plant                     $  98,798,982   $  9,261,801   $ (2,135,335)  $       0   $ 105,925,448
Gas plant                             18,229,267      1,573,416       (299,933)          0      19,502,750
Common plant                           4,445,279        677,268       (648,936)          0       4,473,611
Limited term utility investments         611,909         96,756              0           0         708,665
                                   -------------   ------------   ------------   ---------   -------------
                                   $ 122,085,437   $ 11,609,241   $ (3,084,204)  $       0   $ 130,610,474
                                   =============   ============   ============   =========   =============




FOR THE YEAR ENDED DECEMBER 31, 1992
- ------------------------------------

Electric plant                     $  91,592,656   $  8,896,493   $ (1,690,167)  $       0   $  98,798,982
Gas plant                             17,005,316      1,412,942       (188,991)          0      18,229,267
Common plant                           4,086,031        659,403       (300,155)          0       4,445,279
Limited term utility investments         521,008         90,901              0           0         611,909
                                   -------------   ------------   ------------   ---------   -------------
                                   $ 113,205,011   $ 11,059,739   $ (2,179,313)  $       0   $ 122,085,437
                                   =============   ============   ============   =========   =============



FOR THE YEAR ENDED DECEMBER 31, 1991
- ------------------------------------

Electric plant                     $  86,356,154   $  8,401,014   $ (3,164,512)  $       0   $  91,592,656
Gas plant                             16,126,315      1,268,139       (389,138)          0      17,005,316
Common plant                           4,215,079        689,391       (818,439)          0       4,086,031
Limited term utility investments         419,793        101,215              0           0         521,008
                                   -------------   ------------   ------------   ---------   -------------
                                   $ 107,117,341   $ 10,459,759   $ (4,372,089)  $       0   $ 113,205,011
                                   =============   ============   ============   =========   =============


NORTHWESTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


           Column A                Column B      Column C                 Column D      Column E
- ----------------------------     -----------    ---------------------    ---------    -----------
                                                Additions
                                                ---------------------
                                 Balance        Charged to   Charged                  Balance
                                 Beginning      Costs and    to Other    Deductions   End
         Description             of Period      Expenses     Expenses       <F1>      of Period
- ----------------------------     ---------      ----------   ---------   ---------    -----------

FOR THE YEAR ENDED DECEMBER 31, 1993
- ------------------------------------
RESERVES DEDUCTED
FROM APPLICABLE ASSETS:
  Uncollectible accounts         $   300,000    $ 249,455    $      0    $(149,455)   $   400,000
                                 ===========    =========    ========    =========    ===========

OTHER DEFERRED CREDITS:
  Reserve for decommissioning    $ 6,264,998    $ 504,633    $      0    $       0    $ 6,769,631
                                 ===========    =========    ========    =========    ===========






FOR THE YEAR ENDED DECEMBER 31, 1992
- ------------------------------------
RESERVES DEDUCTED
FROM APPLICABLE ASSETS:
  Uncollectible accounts         $   300,000    $  93,033    $      0    $ (93,033)   $   300,000
                                 ===========    =========    ========    =========    ===========

OTHER DEFERRED CREDITS:
  Reserve for decommissioning    $ 5,760,197    $ 504,801    $      0    $       0    $ 6,264,998
                                 ===========    =========    ========    =========    ===========




FOR THE YEAR ENDED DECEMBER 31, 1991
- ------------------------------------
RESERVES DEDUCTED
FROM APPLICABLE ASSETS:
  Uncollectible accounts         $   300,000    $ 156,871    $      0    $(156,871)   $   300,000
                                 ===========    =========    ========    =========    ===========

OTHER DEFERRED CREDITS:
  Reserve for decommissioning    $ 5,262,242    $ 497,955    $      0    $       0    $ 5,760,197
                                 ===========    =========    ========    =========    ===========

<F1>  All deductions from reserves were for purposes for which such reserves were created.



NORTHWESTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
 SCHEDULE IX - SHORT-TERM BORROWINGS


       Column A             Column B     Column C       Column D       Column E      Column F
- ---------------------     ----------    ---------    ------------    -----------    ---------
                                                                        Average      Weighted
                                         Weighted       Maximum         Amount       Average
                            Balance      Average         Amount       Outstanding   Interest Rate
 Category of Aggregate       at End      Interest     Outstanding     During 1993   During 1993
 Short-Term Borrowings     of Period       Rate       During 1993        <F1>          <F2>
- ---------------------     ----------    ---------    ------------    -----------    ---------
FOR THE YEAR ENDED DECEMBER 31, 1993
- ------------------------------------


Commercial Paper          $        0         0.00%   $ 10,000,000    $ 4,833,333        3.28%
                          ==========    =========    ============    ===========    =========



<F1>  Calculated using the average of month end balances.

<F2>  Calculated using the actual days and interest rates the commercial paper was outstanding.

                EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                     FOR YEAR ENDED DECEMBER 31, 1993


(3)  ARTICLES OF INCORPORATION AND BY-LAWS

3(a)(1)

Registrant's Restated Certificate of Incorporation, dated February 7, 1990, is incorporated by reference to Exhibit 3(a)(1) to Form 10-K for the year ended December 31, 1989, Commission File No. 0-692.

3(a)(2)

Certificate of Retirement of Preferred Stocks, dated January 13, 1992, is incorporated by reference to Exhibit 3(a)(2) to Form 10-K for the year ended December 31, 1991, Commission File No. 0-692.

3(b)

Registrant's By-Laws, as amended, dated December 1, 1990, are incorporated by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 1990, Commission File No. 0-692.

(4)  INDENTURES AND POLLUTION CONTROL FACILITY OBLIGATIONS

4(a)(1)

Indenture, dated August 1, 1940, executed by the Company to The Chase Manhattan Bank (N.A.) and J. J. O'Connell, as Trustees, and supplemental and amendatory indentures thereto are incorporated by reference to
Exhibit 2 to Form 12-K for the year ended December 31, 1970, Commission File No. 2-4472.

4(a)(2)

Supplemental Indenture, dated August 1, 1972, executed by the Company to The Chase Manhattan Bank (N.A.) and J. J. O'Connell, as Trustees, is incorporated by reference to Exhibit 2 to Form 8-K for the month of August, 1972, Commission File No. 2-4472.

4(a)(3)

Supplemental Indenture, dated July 1, 1973, executed by the Company to The Chase Manhattan Bank (N.A.) and J. J. O'Connell, as Trustees, is incorporated by reference to Exhibit 1 to Form 8-K for the month of July, 1973, Commission File No. 2-4472.

4(a)(4)

Supplemental Indenture, dated November 14, 1974, executed by the Company to The Chase Manhattan Bank (N.A.) and J. J. O'Connell, as Trustees, is incorporated by reference to Exhibit 1 to Form 8-K for the month of November, 1974, Commission File No. 2-4472.

4(a)(5)

Supplemental Indenture, dated May 1, 1975, executed by the Company to The Chase Manhattan Bank (N.A.) and J. J. O'Connell, as Trustees, is incorporated by reference to Exhibit 2 to Form 8-K for the month of May, 1975, Commission File No. 2-4472.

4(a)(6)

Supplemental Indenture, dated June 1, 1977, executed by the Company to The Chase Manhattan Bank (N.A.) and J. J. O'Connell, as Trustees, is incorporated by reference to Exhibit 2(a)(34) to Registration Statement on Form S-7 (Reg. No. 2-58825).

4(a)(7)

Supplemental Indenture, dated July 1, 1978, executed by the Company to The Chase Manhattan Bank (N.A.) and J. J. O'Connell, as Trustees, is incorporated by reference to Exhibit 2(a)(43) to Registration Statement on Form S-7 (Reg. No. 2-63083).

4(a)(8)

Supplemental Indenture, dated December 1, 1978, executed by the Company to The Chase Manhattan Bank (N.A.) and J. J. O'Connell, as Trustees, is incorporated by reference to Exhibit 11 to Form 10-K for the year ended December 31, 1978, Commission File No. 0-692.

4(a)(9)

Registrant's Supplemental Indenture, dated May 6, 1987, is incorporated by reference to Exhibit 3(a) to Form 10-Q for the quarter ended September 30, 1987, Commission File No. 0-692.

4(a)(10)

Supplemental Indenture, dated November 1, 1989, executed by the Company to the Chase Manhattan Bank (N.A.) and Vincent J. Marino, as Trustees, is incorporated by reference to Exhibit 4(a)(10) to Form 10-K for the year ended December 31, 1989, Commission File No. 0-692.

4(a)(11)(i)

Supplemental Indenture, dated July 15, 1991, executed by the Company to the Chase Manhattan Bank (N.A.) and C. J. Heinzelmann, as Trustees, is incorporated by reference to Exhibit 4(a)(11)(i) to Form 8-K, dated
August 1, 1991, Commission File No. 0-692.

4(a)(12)

Supplemental Indenture, dated November 15, 1991, is incorporated by reference to Exhibit 4(a)(12) to Form 10-K for the year ended December 31, 1991, Commission File No. 0-692.

4(a)(13)

Supplemental Indenture, dated September 1, 1992, executed by the Company to the Chase Manhattan Bank (N.A.) and C. J. Heinzelmann, as Trustees, is incorporated by reference to Exhibit 4(a)(11)(i) to Form 8-K, dated September 18, 1992, Commission File No. 0-692.

4(a)(14)

Underwriting Agreement dated August 16, 1993 among the Company, Morgan Stanley & Co. Incorporated, Lehman Brothers Inc. and NatWest Capital Markets Limited, is incorporated by reference to Exhibit 1 of Registrant's Report on Form 8-K, dated August 16, 1993, Commission File No. 0-692.

4(a)(15)

General Mortgage Indenture and Deed of Trust dated as of August 1, 1993 from the Company to The Chase Manhattan Bank (National Association), as Trustee, is incorporated by reference to Exhibit 4(a) of Form 8-K, dated August 16, 1993, Commission File No. 0-692.

4(a)(16)

Supplemental Indenture dated as of August 15, 1993 to the General Mortgage Indenture and Deed of Trust dated as of August 1, 1993 executed by the Company to The Chase Manhattan Bank (National Association), as Trustee, is incorporated by reference to Exhibit 4(b) of Form 8-K, dated August 16, 1993, Commission File No. 0-692.

4(a)(17)

Supplemental Indenture dated August 15, 1993 to the Indenture dated
August 1, 1940 from the Company to The Chase Manhattan Bank (National Association) and C. J. Heinzelmann, as successor Trustees, is incorporated by reference to Exhibit 4(c) of Form 8-K, dated August 16, 1993, Commission File No. 0-692.

4(b)(1)

Copy of Sale Agreement between Company and Mercer County, North Dakota, dated June 1, 1993, related to issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993, is incorporated by reference to Exhibit 4(b)(1) of Registrant's report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 0-692.

4(b)(2)

Copy of Loan Agreement between Company and Grant County, South Dakota, dated June 1, 1993, related to issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993A, is incorporated by reference to Exhibit 4(b)(2) of Registrant's report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 0-692.

4(b)(3)

Copy of Loan Agreement between Company and Grant County, South Dakota, dated June 1, 1993, related to issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993B, is incorporated by reference to Exhibit 4(b)(3) of Registrant's report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 0-692.

4(b)(4)

Copy of Loan Agreement between Company and City of Salix, Iowa, dated June 1, 1993, related to issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993, is incorporated by reference to Exhibit 4(b)(4) of Registrant's report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 0-692.

(10) MATERIAL CONTRACTS

10(a)(1)(i)

Copy of Big Stone Plant Agreement, an agreement between Otter Tail Power Company, Montana-Dakota Utilities Co. and Northwestern Public Service Company for sharing ownership of generating plant, dated January 7, 1970, is incorporated by reference to Exhibit 6 to Form 12-K for the year ended December 31, 1971, Commission File No. 2-4472.

10(a)(1)(ii)

Copy of Supplemental Agreement No. 1 to Big Stone Plant Agreement, dated July 1, 1983, is incorporated by reference to Exhibit 10(a)(1)(ii) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(a)(1)(iii)

Copy of Supplemental Agreement No. 2 to Big Stone Plant Agreement, dated March 1, 1985, is incorporated by reference to Exhibit 10(a)(1)(iii) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(a)(1)(iv)

Copy of Supplemental Agreement No. 3 to Big Stone Plant Agreement, dated March 31, 1986, is incorporated by reference to Exhibit 10(a)(1)(iv) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(a)(2)(i)

Copy of Big Stone Plant Coal Agreement between Otter Tail Power Company, Montana-Dakota Utilities Co., and Northwestern Public Service Company and Knife River Coal Mining Company, dated January 1, 1972, is incorporated by reference to Exhibit 5 to Form 10-K for the year ended December 31, 1980.

10(a)(2)(ii)

Copy of Amendment to Big Stone Plant Coal Agreement, dated June 25, 1992, is incorporated by reference to Exhibit 10(a)(2)(ii) to Form 10-K for the year ended December 31, 1992, commission File No. 0-692.

10(a)(3)(i)

Copy of Big Stone Plant Transmission Facilities Agreement between Otter Tail Power Company, Montana-Dakota Utilities Co., and Northwestern Public Service Company, dated April 3, 1972, is incorporated by reference to
Exhibit 10(a)(3)(i) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(a)(3)(ii)

Copy of Supplement No. 1 to Big Stone Plant Transmission Facilities Agreement, dated October 1, 1974, is incorporated by reference to
Exhibit 10(a)(3)(ii) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(a)(3)(iii)

Copy of Supplement No. 2 to Big Stone Plant Transmission Facilities Agreement, dated June 10, 1976, is incorporated by reference to
Exhibit 10(a)(3)(iii) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(a)(3)(iv)

Copy of Supplement No. 3 to Big Stone Plant Transmission Facilities Agreement, dated October 1, 1982, is incorporated by reference to
Exhibit 10(a)(3)(iv) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(a)(3)(v)

Copy of Supplement No. 4 to Big Stone Plant Transmission Facilities Agreement, dated October 1, 1982, is incorporated by reference to
Exhibit 10(a)(3)(v) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(a)(3)(vi)

Copy of Supplement No. 5 to Big Stone Plant Transmission Facilities Agreement, dated March 1, 1985, is incorporated by reference to
Exhibit 10(a)(3)(vi) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(a)(3)(vii)

Copy of Supplement No. 6 to Big Stone Plant Transmission Facilities Agreement, dated March 31, 1986, is incorporated by reference to
Exhibit 10(a)(3)(vii) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(b)(1)(i)

Copy of Amendment to Ownership Agreement for George Neal Generating Station Unit 4, dated October 30, 1975, to reflect Registrant's ownership interest of 50,000 KW (8.681%), is incorporated by reference to Exhibit 10 to Form 12-K for the year ended December 31, 1975, Commission File No. 2-4472.

10(b)(1)(ii)

Copy of Second Amendment to Ownership Agreement for George Neal Generating Station Unit 4, dated October 30, 1975, is incorporated by reference to
Exhibit 10(b)(1)(ii) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(b)(1)(iii)

Copy of Third Amendment to Ownership Agreement for George Neal Generating Station Unit 4, dated December 31, 1984, is incorporated by reference to
Exhibit 10(b)(1)(iii) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(b)(2)(i)

Copy of Coal Sales and Purchase Agreement, between Iowa Public Service Company (as agent for the owners of the George Neal Generating Station Unit 4) and Carter Oil Company, dated September 29, 1977, is incorporated by reference to Exhibit 13 to Form 10-K for the year ended December 31, 1977, Commission File No. 0-692.

10(b)(2)(ii)

Copy of Notice of Election to Extend Coal Contract with Carter Oil Company, dated November 2, 1978, is incorporated by reference to
Exhibit 10(b)(2)(ii) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(b)(2)(iii)

Copy of revised Exhibit "A", dated May 1, 1986 to Coal Sales and Purchase Agreement, dated September 29, 1977, is incorporated by reference to
Exhibit 10(b)(2)(iii) to Form 10-K for the year ended December 31, 1990, Commission File No. 0-692.

10(b)(3)(i)

Copy of Transmission Facilities and Operating Agreement for George Neal Generating Station Unit 4, entered by and between Iowa Public Service Company, Northwestern Public Service Company, & other plant owners, dated October 24, 1984, is incorporated by reference to Exhibit 10(b)(3)(i) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(b)(3)(ii)

Copy of First Amendment to Transmission Facilities and Operating Agreement for George Neal Generating Station Unit 4, dated December 31, 1984, is incorporated by reference to Exhibit 10(b)(3)(ii) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(c)(1)(i)

Copy of Agreement for Sharing Ownership of Generating Unit No. 1, Coyote Station, by and between Otter Tail Power Company, Minnkota Power Cooperative, Inc., Montana-Dakota Utilities Co., Minnesota Power & Light Company, & Northwestern Public Service Company, dated December 31, 1977, is incorporated by reference to Exhibit 15 to Form 10-K for the year ended December 31, 1978, Commission File No. 0-692.

10(c)(1)(ii)

Copy of Supplemental Agreement No. 1 to Agreement for Sharing Ownership of Generating Unit No. 1, Coyote Station, dated December 31, 1977, is incorporated by reference to Exhibit 16 to Form 10-K for the year ended December 31, 1978, Commission File No. 0-692.

10(c)(1)(iii)

Copy of Amendment No. 2 to Agreement for Sharing Ownership of Generating Unit No. 1, Coyote Station, Amendment No. 1 to Coyote 1 Station
Transmission Facilities Agreement, and Amendment No. 2 to Coyote Plant Coal Agreement, dated March 1, 1981, is incorporated by reference to
Exhibit 10(c)(1)(iii) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(c)(1)(iv)

Copy of Amendment No. 3 to Agreement for Sharing Ownership of Generating Unit No. 1, Coyote Station, Amendment No. 2 to Coyote 1 Station
Transmission Facilities Agreement, and Amendment No. 5 to Coyote Plant Coal Agreement, dated September 5, 1985, is incorporated by reference to
Exhibit 10(c)(1)(iv) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(c)(2)(i)

Copy of Coyote Plant Coal Agreement, by and between Otter Tail Power Company, Minnkota Power Cooperative, Inc., Montana-Dakota Utilities Co., Minnesota Power & Light Company, & Northwestern Public Service Company and Knife River Coal Mining Company, and Addendum to Coyote Plant Coal Agreement, both dated January 1, 1978, are incorporated by reference to
Exhibit 17 to Form 10-K for the year ended December 31, 1979, Commission File No. 0-692.

10(c)(2)(ii)

Copy of Addendum to Coyote Plant Coal Agreement, dated March 10, 1980, is incorporated by reference to Exhibit 10(c)(2)(ii) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(c)(2)(iii)

Copy of Amendment to Coyote Plant Coal Agreement, dated May 28, 1981, is incorporated by reference to Exhibit 10(c)(2)(iii) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(c)(2)(iv)

Copy of Fourth Amendment to Coyote Plant Coal Agreement, dated August 19, 1985, is incorporated by reference to Exhibit 10(c)(2)(iv) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(c)(3)(i)

Copy of Coyote 1 Station Transmission Facilities Agreement, by and between Otter Tail Power Company, Minnkota Power Cooperative, Inc., Montana-Dakota Utilities Co., Minnesota Power Company, & Northwestern Public Service Company, dated November 30, 1978, is incorporated by reference to
Exhibit 10(c)(3)(i) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(c)(3)(ii)

Copy of Amendment No. 2 to Coyote Station Transmission Facilities
Agreement, dated January 1, 1983, is incorporated by reference to
Exhibit 10(c)(3)(ii) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(c)(3)(iii)

Copy of System Interconnection Agreement, by and between Otter Tail Power Company, Montana-Dakota Utilities Co., & Northwestern Public Service Company, dated September 26, 1988, is incorporated by reference to
Exhibit 10(c)(3)(iii) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(d)

Mid-Continent Area Power Pool Agreement, dated March 31, 1972, as amended through January 1, 1991, is incorporated by reference to Exhibit 10(d) to Form 10-K for the year ended December 31, 1991, Commission File No. 0-692.

10(e)(1)

Interconnection Contract between Registrant and Western Area Power Administration, dated April 1, 1984, is incorporated by reference to
Exhibit 4 to Form 10-K for the year ended December 31, 1984, Commission File No. 0-692.

10(e)(2)

Supplement No. 6 to Interconnection Contract between Registrant and Western Area Power Administration, dated February 5, 1987, is incorporated by reference to Exhibit 10(e)(2) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(e)(3)

Supplement No. 5 to Interconnection Contract between Registrant and Western Area Power Administration, dated June 1, 1987, is incorporated by reference to Exhibit 10(e)(3) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(g)(1)

Supplemental Income Security (Retirement) Plan for Directors, Officers and Managers, as amended July 1, 1986, is incorporated by reference to
Exhibit 10(g)(1) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(g)(2)

Deferred Compensation Plan for Non-employee Directors adopted November 6, 1985, is incorporated by reference to Exhibit 10(g)(2) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(g)(3)

Form of Severance Agreement for Officers is incorporated by reference to
Exhibit 5 to Form 10-Q for the quarter ended March 31, 1986, Commission File 0-692.

10(g)(4)

Pension Equalization Plan, dated August 5, 1987, is incorporated by reference to Exhibit 10(g)(4) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(g)(5)

Director Retirement Plan dated November 4, 1987, as amended February 2, 1994 (exhibit filed herewith).

10(g)(6)

Annual Performance Incentive Plan for Officers, dated February 1, 1989, as amended February 2, 1994 (exhibit filed herewith).

10(g)(7)

Long-term Incentive Compensation Plan ("Phantom Stock Unit Plan") for Directors and Officers, dated February 1, 1989, as amended February 2, 1994 (exhibit filed herewith)

10(g)(8)

Supplemental Pension Agreement for W. D. Craig, dated May 3, 1989, is incorporated by reference to Exhibit 10(g)(9) to Form 10-K for the year ended December 31, 1989, Commission File No. 0-692.

(13) REPORT FURNISHED TO SECURITY HOLDERS

13(a)

Annual Report for fiscal year ended December 31, 1993, furnished to stockholders of record on March 1, 1994 (exhibit filed herewith).

(21) SUBSIDIARIES OF REGISTRANT

21(a)

Grant, Inc., a South Dakota corporation, is a wholly owned subsidiary of Registrant which does business under the name of Grant, Inc.

21(b)

Northwestern Systems, Inc., a South Dakota corporation, is a wholly owned subsidiary of Registrant which does business under the name of Northwestern Systems, Inc.

21(c)

Northwestern Networks, Inc., a South Dakota corporation, is a wholly owned subsidiary of Registrant which does business under the name of Northwestern Networks, Inc.

(22) OTHER DOCUMENTS OR STATEMENTS TO SECURITY HOLDERS

22(a)

Proxy materials dated March 15, 1994, furnished to common stockholders of record on March 7, 1994 (exhibit filed with SEC on March 18, 1994).