Form 10-K/A
period 1993-12-31
NORTHWESTERN PUBLIC SERVICE CO
filed 1994-03-28
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
      WASHINGTON, D.C.  20549

            FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE:
1993 Annual Report to Stockholders . . . . . . . . Parts I and II
Proxy Statement for 1994 Annual Meeting . . . . . . . . Parts I and III

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549



                                FORM 10-K/A



                    AMENDMENT TO APPLICATION OR REPORT

                 Filed pursuant to Section 13 or 15(d) of

                      THE SECURITIES EXCHANGE ACT OF 1934


                    NORTHWESTERN PUBLIC SERVICE COMPANY
          (Exact name of registrant as specified in its charter)



                              AMENDMENT NO. 1



               EXHIBIT 99     Form 11-K
                              Northwestern Public Service Company
                              Employee Stock Ownership Plan


     The undersigned registrant hereby amends the Exhibit Index to Annual Report on Form 10-K for Year Ended December 31, 1993 as set forth in the pages attached hereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.

                                   NORTHWESTERN PUBLIC SERVICE COMPANY

                                   By:  /s/ Alan D. Dietrich
                                   -----------------------------------
                                   Alan D. Dietrich
                                   Vice President-Legal and
                                     Corporate Secretary