Form 10-Q
period 1994-03-31
NORTHWESTERN PUBLIC SERVICE CO
filed 1994-05-11
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q


(MARK ONE)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

  OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________




Commission File No. 0-692


NORTHWESTERN PUBLIC SERVICE COMPANY
A Delaware Corporation
IRS Employer Identification No. 46-0172280
33 Third Street SE
Huron, South Dakota  57350-1318
Telephone - 605-352-8411


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   [ X ]  Yes    [    ]  No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, Par Value $3.50
7,677,232 shares outstanding at May 6, 1994

INDEX



                                                           Page
Part I.  Financial Information

         Consolidated Balance Sheet -
            March 31, 1994 and December 31, 1993              1

         Consolidated Statement of Income -
            Three months ended March 31, 1994 and 1993        2

         Consolidated Statement of Cash Flows
            Three months ended March 31, 1994 and 1993        3

         Notes to Consolidated Financial Statements           4

         Management's Discussion of Financial Condition
            and Results of Operations                         5


Part II. Other Information                                    8


Signatures                                                    9

     NORTHWESTERN PUBLIC SERVICE COMPANY
         CONSOLIDATED BALANCE SHEET

                                             March 31          December 31,
                                             1994              1993
                   ASSETS                       (unaudited)
                                             --------------    --------------
UTILITY PLANT, at original cost:
   Electric                                  $  294,274,630    $  292,508,996
   Gas                                           55,870,816        53,414,571
   Common                                        15,976,754        15,788,899
                                             --------------    --------------
      Utility plant in service                  366,122,200       361,712,466
   Less-Accumulated depreciation                132,958,915       130,610,474
                                             --------------    --------------
                                                233,163,285       231,101,992
   Construction work in progress                  5,624,633         7,393,129
                                             --------------    --------------
                                                238,787,918       238,495,121
                                             --------------    --------------
CURRENT ASSETS:
   Cash and cash equivalents                      7,903,452         3,099,093
   Accounts receivable, net                      13,895,359        11,197,920
   Fuel, at average cost                          2,864,587         4,040,170
   Inventories, materials and supplies            9,713,139         9,150,841
   Deferred gas costs                             2,865,760         4,121,591
   Other                                          2,033,436         2,343,183
                                             --------------    --------------
                                                 39,275,733        33,952,798
                                             --------------    --------------
OTHER ASSETS:
   Investments                                   61,462,587        44,851,734
   Deferred charges and other                    26,808,215        26,274,440
                                             --------------    --------------
                                                 88,270,802        71,126,174
                                             --------------    --------------
                                             $  366,334,453    $  343,574,093
                                             ==============    ==============
       CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
   Common stock equity-
      Common stock                           $   26,870,312    $   26,870,312
      Additional paid-in capital                 29,922,847        29,922,847
      Retained earnings                          57,674,542        52,873,772
      Unrealized gain on investments, net         9,301,602               -
                                             --------------    --------------
                                                123,769,303       109,666,931
   Cumulative preferred stock-
      Nonredeemable                               2,600,000         2,600,000
      Redeemable                                     70,000            70,000
   Long-term debt                               127,000,000       126,600,000
                                             --------------    --------------
                                                253,439,303       238,936,931
                                             --------------    --------------
CURRENT LIABILITIES:
   Long-term debt due within one year               600,000           600,000
   Accounts payable                              10,412,948        10,440,263
   Accrued taxes                                 13,095,834         8,227,610
   Accrued interest                               1,654,578         2,946,075
   Other                                          5,716,663         5,617,740
                                             --------------    --------------
                                                 31,480,023        27,831,688
                                             --------------    --------------
DEFERRED CREDITS:
   Accumulated deferred income taxes             41,203,500        35,683,509
   Unamortized investment tax credits            11,007,431        11,149,631
   Other                                         29,204,196        29,972,334
                                             --------------    --------------
                                                 81,415,127        76,805,474
                                             --------------    --------------
                                             $  366,334,453    $  343,574,093
                                             ==============    ==============
The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

 NORTHWESTERN PUBLIC SERVICE COMPANY
  CONSOLIDATED STATEMENT OF INCOME
             (unaudited)


                                     Three Months Ended
                                     March 31
                                     1994            1993
                                     -------------   -------------
OPERATING REVENUES:
   Electric                          $  19,264,108   $  18,267,337
   Gas                                  30,310,820      29,007,008
   Other                                 5,888,771       3,863,100
                                     -------------   -------------
                                        55,463,699      51,137,445
                                     -------------   -------------
OPERATING EXPENSES:
   Fuel for electric generation          3,898,895       3,456,519
   Purchased power                         345,667         404,993
   Purchased gas sold                   20,085,469      20,887,414
   Other operating expenses              5,748,218       5,346,596
   Manufacturing costs                   5,285,229       3,649,255
   Maintenance                           1,405,291       1,453,918
   Depreciation                          2,991,328       2,868,839
   Income taxes                          4,245,245       3,283,519
   Property and other taxes              1,599,997       1,574,936
                                     -------------   -------------
                                        45,605,339      42,925,989
                                     -------------   -------------
OPERATING INCOME                         9,858,360       8,211,456

ALLOWANCE FOR EQUITY FUNDS
  USED DURING CONSTRUCTION                   2,378           2,678

INVESTMENT INCOME AND OTHER,
  net of taxes                             546,060         556,597
                                     -------------   -------------
INCOME BEFORE INTEREST CHARGES          10,406,798       8,770,731

INTEREST EXPENSE                        (2,395,358)     (2,201,061)

ALLOWANCE FOR BORROWED FUNDS
  USED DURING CONSTRUCTION                   5,550           4,188
                                     -------------   -------------
NET INCOME                               8,016,990       6,573,858

DIVIDENDS ON CUMULATIVE
  PREFERRED STOCK                          (30,168)        (30,564)
                                     -------------   -------------
NET INCOME AVAILABLE FOR
  COMMON STOCK                       $   7,986,822   $   6,543,294
                                     =============   =============
EARNINGS PER AVERAGE COMMON SHARE
   based on 7,677,232 shares         $        1.04   $        0.85
                                     =============   =============

DIVIDENDS PER SHARE OF COMMON STOCK  $       0.415   $       0.405
                                     =============   =============

The accompanying notes to consolidated financial statements are an integral part of this statement.

       NORTHWESTERN PUBLIC SERVICE COMPANY
      CONSOLIDATED STATEMENT OF CASH FLOWS
                   (unaudited)


                                                 Three Months Ended
                                                 March 31
                                                 1994            1993
                                                 -------------   -------------
OPERATING ACTIVITIES:
   Net income                                    $   8,016,990   $   6,573,858
   Items not requiring cash:
      Depreciation                                   2,991,328       2,868,839
      Deferred income taxes, net                        74,562         (27,489)
      Investment tax credit                           (142,200)       (141,000)
      Changes in current assets and liabilities:
         Accounts receivable                        (2,697,439)     (1,983,918)
         Inventories                                   613,285         189,317
         Other current assets                        1,565,578       1,657,483
         Accounts payable                              (27,315)     (1,700,455)
         Accrued taxes                               4,868,224       4,637,462
         Accrued interest                           (1,291,497)       (958,729)
         Other current liabilities                      98,923         432,236
      Other, net                                      (968,381)       (930,921)
                                                 -------------   -------------
      Cash flows from operating activities          13,102,058      10,616,683
                                                 -------------   -------------

INVESTMENT ACTIVITIES:
   Additions to utility plant                       (3,180,784)     (2,089,271)
   Purchase of noncurrent investments, net          (2,300,696)     (6,078,692)
                                                 -------------   -------------
      Cash flows for investment activities          (5,481,480)     (8,167,963)
                                                 -------------   -------------

FINANCING ACTIVITIES:
   Common and preferred stock dividends paid        (3,216,219)     (3,139,843)
   Issuance of long-term debt                          400,000         100,000
   Retirement of long-term debt                            -          (150,000)
   Commercial paper borrowings                             -         3,000,000
                                                 -------------   -------------
      Cash flows for financing activities           (2,816,219)       (189,843)
                                                 -------------   -------------

INCREASE IN CASH AND CASH EQUIVALENTS                4,804,359       2,258,877
Cash and Cash Equivalents, beginning of period       3,099,093       3,695,563
                                                 -------------   -------------
CASH AND CASH EQUIVALENTS, end of period         $   7,903,452   $   5,954,440
                                                 =============   =============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
      Income taxes                               $     316,000   $      10,500
      Interest                                       3,472,989       3,028,417

The accompanying notes to consolidated financial statements are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Reference is made to Notes to Financial Statements included in the Company's Annual Report)



(1)  Management's Statement -

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report to stockholders.


(2)  Subsidiaries and Principles of Consolidation -

     The consolidated financial statements include the accounts of all wholly owned subsidiaries. All significant intercompany transactions have been eliminated.


(3)  Adoption of SFAS 115 -

     On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain
Investments in Debt and Equity Securities." Adoption of SFAS 115 resulted in no cumulative or current period effect on the Company's operating results.


(4)  Reclassifications -

     Certain 1993 amounts have been reclassified to conform to the 1994 presentation. Such reclassifications had no impact on net income and common stock equity as previously reported.

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS




FINANCIAL CONDITION:

Liquidity and Capital Resources -

     The Company has a high degree of liquidity through the generation of significant cash flows, the availability of substantial cash reserves, and a sound capital structure. In addition, the Company has adequate capacity for additional financing.

     The Company has generated significant operating cash flows while continuing to maintain substantial cash reserves in the form of marketable securities. Cash flows from operating activities during the three months ended March 31, 1994 and 1993 were $13.1 million and $10.6 million, respectively. Cash equivalents and marketable securities totaled $46.3 million and $28.1 million at March 31, 1994 and 1993, respectively, including net unrealized appreciation in accordance with SFAS 115 recorded in 1994.

     Financial resources are also provided by unused lines of credit, which are generally used to support commercial paper borrowings, a primary source of short-term financing. At March 31, 1994, unused short-term lines of credit totaled $12 million.

Capital Requirements -

     The Company's primary capital requirements include the funding of its utility construction and expansion programs, the funding of debt and preferred stock retirements and sinking fund requirements, and the funding of its investment activities.

     The emphasis of the Company's construction activities is to undertake those projects that most efficiently serve the expanding needs of its customer base, enhance energy delivery and reliability capabilities through system replacement, expand its current customer base, and provide for the reliability of energy supply. Expenditures for construction activities during the three months ended March 31, 1994 and 1993 were $3.2 million and $2.1 million, respectively, and the Company estimates construction expenditures will be $17.9 million in 1994. Over half of these projected expenditures will be spent on enhancements of the electric distribution system. The company also projects spending modest amounts on the Company's continuing gas expansion program. Estimated construction expenditures for the years 1994 through 1998 are estimated to be $72 million.

     Capital requirements for the mandatory retirement of long-term debt and mandatory preferred stock sinking fund redemptions totaled $180,000 during the year ended March 31, 1994, and it is expected that such mandatory retirements will be $630,000 in 1994 and 1995, $610,000 in 1996, $600,000 in 1997, and $20.6 million in 1998.

     The Company anticipates that future capital requirements will be met by both internally generated cash flows and available external financing.

RESULTS OF OPERATIONS:

Earnings Comparisons -

Earnings per share for the quarter ended March 31, 1994 were $1.04 compared to $.85 for the quarter ended March 31, 1993. The increase in earnings was primarily due to favorable weather patterns which increased revenue and improved profitability from nonregulated operations.

Operating Revenues -

     The following tables summarize the factors affecting the variations in electric and gas revenues between years:

                               Variation from
                                 Prior Year
                                Three Months
                               Ended March 31
                              -------   -------
                               1994      1993
                              -------   -------
Electric Revenue:

Variation in kwh sales        $ 1,002   $ 1,935
Changes in rates, fuel cost
recovery, and other                (5)     (539)
                              -------   -------
                              $   997   $ 1,396
                              =======   =======

Gas Revenue:

Variation in mcf sales        $   401   $ 7,472
Changes in rates, gas cost
recovery, and other               903     1,366
                              -------   -------
                              $ 1,304   $ 8,838
                              =======   =======

Operating Expenses -

     The favorable weather patterns in 1994 resulted in comparable increases in electric fuel-related costs. Although gas revenues increased in 1994, gas costs decreased slightly due to several factors including lower commodity and demand costs and a lag in the purchased gas adjustment clause.

     Other operating expenses increased primarily due to the use of internal gas peaking production units to supplement the purchase of natural gas supplies. Depreciation increases can be attributed to an increase in construction activity, while taxes increased as a result of higher taxable income. The increase in interest charges is due to the issuance of additional mortgage bonds in August 1993.

NONUTILITY OPERATIONS:

     In addition to the Company's investment portfolio of preferred stock investments, the Company holds interests in two nonutility businesses. At March 31, 1994, Northwestern Networks, Inc. (NNI), one of the Company's wholly owned subsidiaries, held 1.1 million shares of LodgeNet Entertainment Corporation (LEC) common stock (which trades on the NASDAQ national market). NNI also has an additional investment in LEC in the form of a $6,000,000 subordinated note, bearing interest at 7.125%.

     Northwestern Systems, Inc. (NSI), one of the Company's wholly owned subsidiaries, owns Lucht, Inc., a firm that develops, manufactures, and markets multi-image photographic printers and other related equipment. Manufacturing revenues increased 52% for the quarter ended March 31, 1994 as compared to the quarter ended March 31, 1993. Manufacturing costs increased comparably.

                    NORTHWESTERN PUBLIC SERVICE COMPANY
                                  PART II



ITEM 1.   LEGAL PROCEEDINGS

The Company is not currently involved in any pending major litigation.

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The election of three Directors to Class III of the Board of Directors was submitted to stockholders in the Company's proxy statement. At the annual meeting of stockholders held on May 4, 1994, the three nominees were elected, receiving the following votes: Aelred J. Kurtenbach, 6,465,315;
M. D. Lewis, 6,478,312; and R. A. Wilkens, 6,469,437.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - None

(b)  Reports on Form 8-K - None

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NORTHWESTERN PUBLIC SERVICE COMPANY
                                   -----------------------------------
                                             (Registrant)



Date:     May 9, 1994              /s/ R. R. Hylland
                                   ------------------------------------
                                   Vice President-Finance and Corporate
                                   Development and Treasurer



Date:     May 9, 1994              /s/ A. D. Dietrich
                                   -----------------------------------
                                   Vice President-Legal, Corporate
                                   Secretary and Assistant Treasurer