Form 10-Q
period 1994-06-30
NORTHWESTERN PUBLIC SERVICE CO
filed 1994-08-11
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q


(MARK ONE)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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

Common Stock, Par Value $3.50
7,677,232 shares outstanding at August 9, 1994

INDEX



                                                           Page
Part I.  Financial Information

         Consolidated Balance Sheet -
            June 30, 1994 and December 31, 1993               1

         Consolidated Statement of Income -
            Three months and six months                       2
            ended June 30, 1994 and 1993

         Consolidated Statement of Cash Flows
            Three months and six months                       3
            ended June 30, 1994 and 1993

         Notes to Consolidated Financial Statements           4

         Management's Discussion of Financial Condition
            and Results of Operations                         5


Part II. Other Information                                    8


Signatures                                                    9


NORTHWESTERN PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEET
                                                June 30,        December 31,
                                                  1994              1993
                    ASSETS                     (unaudited)
                                             --------------    --------------
UTILITY PLANT, at original cost:
   Electric                                  $  295,132,526    $  292,508,996
   Gas                                           56,236,669        53,414,571
   Common                                        15,935,420        15,788,899
                                             --------------    --------------
      Utility plant in service                  367,304,615       361,712,466
   Less-Accumulated depreciation                134,692,328       130,610,474
                                             --------------    --------------
                                                232,612,287       231,101,992
   Construction work in progress                  7,929,347         7,393,129
                                             --------------    --------------
                                                240,541,634       238,495,121
                                             --------------    --------------
CURRENT ASSETS:
   Cash and cash equivalents                      2,309,348         3,099,093
   Accounts receivable, net                      10,031,966        11,197,920
   Fuel, at average cost                          3,074,656         4,040,170
   Inventories, materials and supplies           10,898,528         9,150,841
   Deferred gas costs                             1,841,021         4,121,591
   Other                                          2,195,742         2,343,183
                                             --------------    --------------
                                                 30,351,261        33,952,798
                                             --------------    --------------
OTHER ASSETS:
   Investments                                   55,444,508        44,851,734
   Deferred charges and other                    27,073,183        26,274,440
                                             --------------    --------------
                                                 82,517,691        71,126,174
                                             --------------    --------------
                                             $  353,410,586    $  343,574,093
                                             ==============    ==============

     CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
   Common stock equity-
      Common stock                           $   26,870,312    $   26,870,312
      Additional paid-in capital                 29,922,846        29,922,847
      Retained earnings                          56,701,878        52,873,772
      Unrealized gain in investments, net         4,861,332               -
                                             --------------    --------------
                                                118,356,368       109,666,931
   Cumulative preferred stock-
      Nonredeemable                               2,600,000         2,600,000
      Redeemable                                     70,000            70,000
   Long-term debt                               126,565,000       126,600,000
                                             --------------    --------------
                                                247,591,368       238,936,931
                                             --------------    --------------
CURRENT LIABILITIES:
   Long-term debt due within one year               600,000           600,000
   Accounts payable                               8,648,575        10,440,263
   Accrued taxes                                  9,365,727         8,227,610
   Accrued interest                               2,901,549         2,946,075
   Other                                          5,531,565         5,617,740
                                             --------------    --------------
                                                 27,047,416        27,831,688
                                             --------------    --------------
DEFERRED CREDITS:
   Accumulated deferred income taxes             39,057,116        35,683,509
   Unamortized investment tax credits            10,865,231        11,149,631
   Other                                         28,849,455        29,972,334
                                             --------------    --------------
                                                 78,771,802        76,805,474
                                             --------------    --------------
                                             $  353,410,586    $  343,574,093
                                             ==============    ==============
The accompanying notes to consolidated financial statements are an integral part of this balance sheet.



NORTHWESTERN PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENT OF INCOME
             (unaudited)

                                         Three Months Ended              Six Months Ended
                                               June 30                         June 30
                                         1994            1993            1994            1993
                                     -------------   -------------   -------------   -------------
OPERATING REVENUES:
   Electric                          $  16,832,875   $  16,294,951   $  36,096,983   $  34,562,288
   Gas                                  11,325,668      12,552,109      41,636,488      41,559,117
   Other                                 5,598,734       4,935,800      11,487,505       8,798,900
                                     -------------   -------------   -------------   -------------
                                        33,757,277      33,782,860      89,220,976      84,920,305
                                     -------------   -------------   -------------   -------------
OPERATING EXPENSES:
   Fuel for electric generation          2,958,766       2,984,139       6,857,661       6,440,658
   Purchased power                         138,932         113,827         484,599         518,820
   Purchased gas sold                    9,344,035       9,445,551      29,429,504      30,332,965
   Other operating expenses              5,034,727       5,277,435      10,782,945      10,624,031
   Manufacturing costs                   5,054,720       4,393,020      10,339,949       8,042,275
   Maintenance                           1,802,530       1,758,442       3,207,821       3,212,360
   Depreciation                          3,028,458       2,889,517       6,019,786       5,758,356
   Income taxes                            858,995       1,200,245       5,104,240       4,483,764
   Property and other taxes              1,611,350       1,504,684       3,211,347       3,079,620
                                     -------------   -------------   -------------   -------------
                                        29,832,513      29,566,860      75,437,852      72,492,849
                                     -------------   -------------   -------------   -------------
OPERATING INCOME                         3,924,764       4,216,000      13,783,124      12,427,456

ALLOWANCE FOR EQUITY FUNDS
  USED DURING CONSTRUCTION                   3,396           6,982           5,774           9,660

INVESTMENT INCOME AND OTHER,
  net of taxes                             756,844         391,045       1,302,904         947,642
                                     -------------   -------------   -------------   -------------
INCOME BEFORE INTEREST CHARGES           4,685,004       4,614,027      15,091,802      13,384,758

INTEREST EXPENSE                        (2,449,371)     (2,280,676)     (4,844,729)     (4,481,737)

ALLOWANCE FOR BORROWED FUNDS
  USED DURING CONSTRUCTION                   7,922          10,921          13,472          15,109
                                     -------------   -------------   -------------   -------------
NET INCOME                               2,243,555       2,344,272      10,260,545       8,918,130

DIVIDENDS ON CUMULATIVE
  PREFERRED STOCK                          (30,168)        (30,561)        (60,336)        (61,125)
                                     -------------   -------------   -------------   -------------
NET INCOME AVAILABLE FOR
  COMMON STOCK                       $   2,213,387   $   2,313,711   $  10,200,209   $   8,857,005
                                     =============   =============   =============   =============
EARNINGS PER AVERAGE COMMON SHARE
   based on 7,677,232 shares         $        0.29   $        0.30   $        1.33   $        1.15
                                     =============   =============   =============   =============

DIVIDENDS PER SHARE OF COMMON STOCK  $       0.415   $       0.405   $       0.830   $       0.810
                                     =============   =============   =============   =============

The accompanying notes to consolidated financial statements are an integral part of this statement.



NORTHWESTERN PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
             (unaudited)

                                                       Three Months Ended              Six Months Ended
                                                            June 30                         June 30
                                                      1994            1993            1994             1993
                                                  -------------   -------------   -------------    -------------
OPERATING ACTIVITIES:
   Net income                                     $   2,243,555   $   2,344,272   $   10,260,545   $    8,918,130
   Items not requiring cash:
      Depreciation                                    3,028,458       2,889,517        6,019,786        5,758,356
      Deferred income taxes, net                         64,573         (26,371)         139,135          (53,860)
      Investment tax credit                            (142,200)       (141,000)        (284,400)        (282,000)
      Changes in current assets and liabilities:
         Accounts receivable                          3,863,393       2,583,069        1,165,954          599,151
         Inventories                                 (1,395,458)       (461,372)        (782,173)        (272,055)
         Other current assets                           862,433       1,501,660        2,428,011        3,159,143
         Accounts payable                            (1,764,373)     (3,236,938)      (1,791,688)      (4,937,393)
         Accrued taxes                               (3,730,107)     (3,028,096)       1,138,117        1,609,366
         Accrued interest                             1,246,971         488,943          (44,526)        (469,786)
         Other current liabilities                     (185,098)        389,822          (86,175)         822,058
      Other, net                                       (716,568)       (516,125)      (1,684,949)      (1,447,046)
                                                  -------------   -------------   -------------    -------------
      Cash flows from operating activities            3,375,579       2,787,381       16,477,637       13,404,064
                                                  -------------   -------------   -------------    -------------

INVESTMENT ACTIVITIES:
   Additions to utility plant                        (4,505,358)     (6,988,637)      (7,686,142)      (9,077,908)
   Purchase of noncurrent investments, net             (813,104)       (438,346)      (3,113,800)      (6,517,038)
                                                  -------------   -------------   -------------    -------------
      Cash flows for investment activities           (5,318,462)     (7,426,983)     (10,799,942)     (15,594,946)
                                                  -------------   -------------   -------------    -------------

FINANCING ACTIVITIES:
   Common and preferred stock dividends paid         (3,216,221)     (3,139,840)      (6,432,440)      (6,279,683)
   Issuance of long-term debt                               -        21,350,000          400,000       21,450,000
   Repayment of long-term debt                         (435,000)    (22,250,200)        (435,000)     (22,400,200)
   Commercial paper borrowings                              -         7,000,000              -         10,000,000
                                                  -------------   -------------   -------------    -------------
      Cash flows from (for) financing activities     (3,651,221)      2,959,960       (6,467,440)       2,770,117
                                                  -------------   -------------   -------------    -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (5,594,104)     (1,679,642)        (789,745)         579,235
Cash and Cash Equivalents, beginning of period        7,903,452       5,954,440        3,099,093        3,695,563
                                                  -------------   -------------   -------------    -------------
CASH AND CASH EQUIVALENTS, end of period          $   2,309,348   $   4,274,798   $    2,309,348   $    4,274,798
                                                  =============   =============   =============    =============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
      Income taxes                                $   3,960,703   $   3,477,500   $    4,276,703   $    3,488,000
      Interest                                          978,727       1,681,162        4,451,716        4,709,579

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

(4)  Environmental Matters -

     The Company is subject to environmental regulations from numerous entities. The Clean Air Act Amendments of 1990 (the Act) stipulate limitations on sulfur dioxide and nitrogen oxide emissions from coal-fired power plants. The Company believes it can economically meet the Act's sulfur dioxide emission requirements at its generating plants by the required compliance dates and that it is in compliance with all presently applicable environmental protection requirements and regulations. In addition to the Clean Air Act, the Company is also subject to other environmental regulations including matters related to utility processing sites. The Company conducted an investigation of a former gas manufacturing site and is taking remedial action to dispose of waste material found at such site. Recovery of any remediation costs incurred will be sought from insurance carriers and through the regulatory process although there is no assurance that such costs will be recovered. No administrative or judicial proceedings involving the Company are now pending or known by the Company to be contemplated under present environmental protection requirements.


(5)  Reclassifications -

     Certain 1993 amounts have been reclassified to conform to the 1994 presentation. Such reclassifications had no impact on net income and common stock equity as previously reported.

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS




FINANCIAL CONDITION:

Liquidity and Capital Resources -

     The Company has a high degree of long-term liquidity through the generation of significant cash flows, the availability of substantial marketable securities, and a sound capital structure. In addition, the Company has adequate capacity for additional financing.

     The Company has generated significant operating cash flows while continuing to maintain substantial cash reserves in the form of marketable securities. Cash flows from operating activities during the three months and six months ended June 30, 1994 and 1993 were $3.4 million and $2.8 million, and $16.5 and $13.4 million, respectively. Cash equivalents and investment securities totaled $39.8 million and $26.9 million at June 30, 1994 and 1993, respectively.

     Financial resources are also provided by unused lines of credit, which are generally used to support commercial paper borrowings, a primary source of short-term financing. At June 30, 1994, unused short-term lines of credit totaled $12 million.

Capital Requirements -

     The Company's primary capital requirements include the funding of its utility construction and expansion programs, the funding of debt and preferred stock retirements and sinking fund requirements, and the funding of its investment activities.

     The emphasis of the Company's construction activities is to undertake those projects that most efficiently serve the expanding needs of its customer base, enhance energy delivery and reliability capabilities through system replacement, expand its current customer base, and provide for the reliability of energy supply. Expenditures for construction activities during the three months and for the six months ended June 30, 1994 and 1993 were $4.5 million and $7.0 million, and $7.7 million and $9.1 million, respectively. The Company estimates construction expenditures will be approximately $17.9 million in 1994 with a large portion of expenditures to be spent on enhancements of the electric distribution system. The Company also projects spending modest amounts on the Company's continuing gas expansion program. Construction expenditures for the years 1994 through 1998 are estimated to be $72 million.

     Capital requirements for the mandatory retirement of long-term debt and mandatory preferred stock sinking fund redemptions totaled $330,000 during the year ended June 30, 1994, and it is expected that such mandatory retirements will be $630,000 in 1994 and 1995, $610,000 in 1996, $600,000
in 1997, and $20.6 million in 1998.

     The Company anticipates that future capital requirements will be met by both internally generated cash flows and available external financing.

RESULTS OF OPERATIONS:

Earnings Comparisons -

     Earnings per share for the quarter ended June 30, 1994 were $.29 compared to $.30 for the quarter ended June 30, 1993. The decrease in earnings was primarily due to less revenue from gas sales and increased interest expense offset by an increase in electric revenues and higher investment income, principally from nonregulated operations.

     Earnings per share for the year to date ended June 30, 1994 were $1.33 compared to $1.15 for the six months ended June 30, 1993. The increase can be attributed to more favorable weather patterns which increased electric revenue and improved profitability from nonregulated operations.

Electric and Gas Revenues -

     The following tables summarize the factors affecting the variations in electric and gas revenues between years:

                               Variation from      Variation from
                                 Prior Year          Prior Year
                                Three Months         Six Months
                                Ended June 30        Ended June 30
                              -------   -------   -------   -------
                               1994      1993      1994      1993
                              -------   -------   -------   -------
                                        (thousands of dollars)
Electric Revenue:

Variation in kwh sales        $   592   $ 1,285   $ 1,594   $ 3,220
Changes in rates, fuel cost
recovery, and other               (54)     (359)      (59)     (898)
                              -------   -------   -------   -------
                              $   538   $   926   $ 1,535   $ 2,322
                              =======   =======   =======   =======

Gas Revenue:

Variation in mcf sales        $(1,371)  $ 1,355   $  (971)  $ 8,827
Changes in rates, gas cost
recovery, and other               145       902     1,048     2,268
                              -------   -------   -------   -------
                              $(1,226)  $ 2,257   $    77   $11,095
                              =======   =======   =======   =======

Operating Expenses -

     For the quarter ended June 30, 1994, electric fuel-related costs were comparable to electric revenues. Gas costs increased as a percentage of gas revenues primarily due to cost fluctuations. Other operating expenses decreased primarily due to lower employee benefits. Depreciation increases can be attributed to an increase in utility plant, while interest expense increased due to the issuance of additional mortgage bonds in August 1993.

     For the six months ended June 30, 1994, the favorable weather patterns resulted in comparable increases in electric fuel-related costs. Although gas revenues increased in 1994, gas costs decreased slightly primarily due to lower commodity costs. Other operating expenses increased primarily due to the use of internal gas peaking production units to supplement the purchase of natural gas supplies. Depreciation increases are attributable to increased utility plant, while taxes increased as a result of higher taxable income. The increase in interest charges is due to the issuance of additional mortgage bonds in August 1993.

NONREGULATED OPERATIONS:

     In addition to the Company's investment portfolio of preferred stock investments, the Company holds interest in two nonregulated businesses. At June 30, 1994, Northwestern Networks, Inc. (NNI), one of the Company's wholly owned subsidiaries, held 1.1 million shares of LodgeNet Entertainment Corporation (LEC) common stock (which trades on the NASDAQ national market). NNI also has an additional investment in LEC in the form of a $6,000,000 subordinated note, bearing interest at 7.6%.

     Northwestern Systems, Inc. (NSI), one of the Company's wholly owned subsidiaries, owns Lucht, Inc., a firm that develops, manufactures, and markets multi-image photographic printers and other related equipment. Manufacturing revenues increased $663,000 for the three months ended June 1994 and $2.7 million for the six months ended June 1994 as compared to the same periods in 1993. Manufacturing costs increased comparably.

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

     None

(b)  Reports on Form 8-K

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

                                   NORTHWESTERN PUBLIC SERVICE COMPANY
                                   -----------------------------------
                                             (Registrant)


Date:     August 9, 1994           /s/ R. R. Hylland
                                   ------------------------------------
                                   Vice President-Finance and Corporate
                                   Development and Treasurer



Date:     August 9, 1994           /s/ A. D. Dietrich
                                   -----------------------------------
                                   Vice President-Legal, Corporate
                                   Secretary and Assistant Treasurer