Form 10-Q
period 1994-09-30
NORTHWESTERN PUBLIC SERVICE CO
filed 1994-11-14
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q


(MARK ONE)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

  OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________




Commission File No. 0-692


NORTHWESTERN PUBLIC SERVICE COMPANY
A Delaware Corporation
IRS Employer Identification No. 46-0172280
33 Third Street SE
Huron, South Dakota  57350-1318
Telephone - 605-352-8411


Indicate by check mark whether the registrant (1) has filed all reports req to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   [ X ]  Yes    [    ]  No





Common Stock, Par Value $3.50
7,677,232 shares outstanding at November 7, 1994



INDEX



                                                        Page
Part I.  Financial Information

         Consolidated Balance Sheet -
              September 30, 1994 and December 31, 1993     1

         Consolidated Statement of Income -
              Three months and nine months ended
              September 30, 1994 and 1993                  2

         Consolidated Statement of Cash Flows
              Three months and nine months ended
              September 30, 1994 and 1993                  3

         Notes to Consolidated Financial Statements        4

         Management's Discussion of Financial Condition
              and Results of Operations                    5


Part II. Other Information                                 8


Signatures                                                 9



     NORTHWESTERN PUBLIC SERVICE COMPANY
         CONSOLIDATED BALANCE SHEET
                                             September 30,     December 31,
                                             1994              1993
                   ASSETS                              (unaudited)
                                             --------------    --------------
UTILITY PLANT, at original cost:
   Electric                                  $  296,292,831    $  292,508,996
   Gas                                           57,068,778        53,414,571
   Common                                        15,996,775        15,788,899
                                             --------------    --------------
      Utility plant in service                  369,358,384       361,712,466
   Less-Accumulated depreciation                136,142,269       130,610,474
                                             --------------    --------------
                                                233,216,115       231,101,992
   Construction work in progress                 11,431,086         7,393,129
                                             --------------    --------------
                                                244,647,201       238,495,121
                                             --------------    --------------
CURRENT ASSETS:
   Cash and cash equivalents                      1,750,304         3,099,093
   Accounts receivable, net                       7,755,888        11,197,920
   Fuel, at average cost                          4,069,406         4,040,170
   Inventories, materials and supplies           10,567,635         9,150,841
   Deferred gas costs                               805,223         4,121,591
   Other                                          3,353,795         2,343,183
                                             --------------    --------------
                                                 28,302,251        33,952,798
                                             --------------    --------------
OTHER ASSETS:
   Investments                                   48,367,938        44,851,734
   Deferred charges and other                    28,554,411        26,274,440
                                             --------------    --------------
                                                 76,922,349        71,126,174
                                             --------------    --------------
                                             $  349,871,801    $  343,574,093
                                             ==============    ==============
       CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
   Common stock equity-
      Common stock                           $   26,870,312    $   26,870,312
      Additional paid-in capital                 29,922,847        29,922,847
      Retained earnings                          54,816,206        52,873,772
      Unrealized gain on investments, net         3,861,233               -
                                             --------------    --------------
                                                115,470,598       109,666,931
   Cumulative preferred stock-
      Nonredeemable                               2,600,000         2,600,000
      Redeemable                                     40,000            70,000
   Long-term debt                               126,322,500       126,600,000
                                             --------------    --------------
                                                244,433,098       238,936,931
                                             --------------    --------------
CURRENT LIABILITIES:
   Commercial paper                               4,500,000               -
   Long-term debt due within one year               600,000           600,000
   Accounts payable                               8,275,907        10,440,263
   Accrued taxes                                  5,907,117         8,227,610
   Accrued interest                               1,674,035         2,946,075
   Other                                          5,336,427         5,617,740
                                             --------------    --------------
                                                 26,293,486        27,831,688
                                             --------------    --------------
DEFERRED CREDITS:
   Accumulated deferred income taxes             39,971,630        35,683,509
   Unamortized investment tax credits            10,723,031        11,149,631
   Other                                         28,450,556        29,972,334
                                             --------------    --------------
                                                 79,145,217        76,805,474
                                             --------------    --------------
                                             $  349,871,801    $  343,574,093
                                             ==============    ==============
The accompanying notes to consolidated financial statements are an integral part of this balance sheet.



 NORTHWESTERN PUBLIC SERVICE COMPANY
  CONSOLIDATED STATEMENT OF INCOME
             (unaudited)


                                     Three Months Ended              Nine Months Ended
                                     September 30                    September 30
                                     1994            1993            1994            1993
                                     -------------   -------------   -------------   -------------
OPERATING REVENUES:
   Electric                          $  19,387,455   $  18,641,348   $  55,484,438   $  53,203,636
   Gas                                   5,376,641       5,794,429      47,013,129      47,353,546
   Other                                 5,430,697       5,339,000      16,918,202      14,137,900
                                     -------------   -------------   -------------   -------------
                                        30,194,793      29,774,777     119,415,769     114,695,082
                                     -------------   -------------   -------------   -------------
OPERATING EXPENSES:
   Fuel for electric generation          3,283,838       3,334,309      10,141,499       9,774,967
   Purchased power                         550,108         435,274       1,034,707         954,094
   Purchased gas sold                    6,332,986       4,875,305      35,762,490      35,208,270
   Other operating expenses              5,189,623       5,209,898      15,972,568      15,833,929
   Manufacturing costs                   4,840,356       4,914,280      15,180,305      12,956,555
   Maintenance                           1,594,886       1,558,781       4,802,707       4,771,141
   Depreciation                          3,036,942       2,893,879       9,056,728       8,652,235
   Income taxes                            478,853       1,007,440       5,583,093       5,491,204
   Property and other taxes              1,613,855         825,599       4,825,202       3,905,219
                                     -------------   -------------   -------------   -------------
                                        26,921,447      25,054,765     102,359,299      97,547,614
                                     -------------   -------------   -------------   -------------
OPERATING INCOME                         3,273,346       4,720,012      17,056,470      17,147,468

ALLOWANCE FOR EQUITY FUNDS
  USED DURING CONSTRUCTION                   4,621          13,044          10,395          22,704

INVESTMENT INCOME AND OTHER,
  net of taxes                             514,691         449,440       1,817,595       1,397,082
                                     -------------   -------------   -------------   -------------
INCOME BEFORE INTEREST CHARGES           3,792,658       5,182,496      18,884,460      18,567,254

INTEREST EXPENSE                        (2,473,288)     (2,735,314)     (7,318,017)     (7,217,051)

ALLOWANCE FOR BORROWED FUNDS
  USED DURING CONSTRUCTION                  10,783          20,402          24,255          35,511
                                     -------------   -------------   -------------   -------------
NET INCOME                               1,330,153       2,467,584      11,590,698      11,385,714

DIVIDENDS ON CUMULATIVE
  PREFERRED STOCK                          (29,775)        (30,168)        (90,111)        (91,293)
                                     -------------   -------------   -------------   -------------
NET INCOME AVAILABLE FOR
  COMMON STOCK                       $   1,300,378   $   2,437,416   $  11,500,587   $  11,294,421
                                     =============   =============   =============   =============
EARNINGS PER AVERAGE COMMON SHARE
   based on 7,677,232 shares         $        0.17   $        0.32   $        1.50   $        1.47
                                     =============   =============   =============   =============

DIVIDENDS PER SHARE OF COMMON STOCK  $       0.415   $       0.405   $       1.245   $       1.215
                                     =============   =============   =============   =============

The accompanying notes to consolidated financial statements are an integral part of this statement.



       NORTHWESTERN PUBLIC SERVICE COMPANY
       CONSOLIDATED STATEMENT OF CASH FLOWS
                   (unaudited)

                                                  Three Months Ended              Nine Months Ended
                                                  September 30                    September 30
                                                  1994            1993            1994             1993
                                                  -------------   -------------   -------------    -------------
OPERATING ACTIVITIES:
   Net income                                     $   1,330,153   $   2,467,584   $   11,590,698   $   11,385,714
   Items not requiring cash:
      Depreciation                                    3,036,942       2,893,879        9,056,728        8,652,235
      Deferred income taxes, net                      1,311,134        (504,908)       1,450,269         (558,768)
      Investment tax credit                            (142,200)       (141,000)        (426,600)        (423,000)
      Changes in current assets and liabilities:
         Accounts receivable                          2,276,078         463,117        3,442,032        1,062,268
         Inventories                                   (663,857)       (128,313)      (1,446,030)        (400,368)
         Other current assets                          (122,255)     (1,462,509)       2,305,756        1,696,634
         Accounts payable                              (372,668)      1,215,235       (2,164,356)      (3,722,158)
         Accrued taxes                               (3,458,610)     (1,757,166)      (2,320,493)        (147,800)
         Accrued interest                            (1,227,514)       (570,595)      (1,272,040)      (1,040,381)
         Other current liabilities                     (195,138)       (696,466)        (281,313)         125,592
      Other, net                                     (2,753,612)       (189,331)      (4,438,561)        (850,941)
                                                  -------------   -------------   -------------    -------------
      Cash flows from (for) operating activities       (981,547)      1,589,527       15,496,090       15,779,027
                                                  -------------   -------------   -------------    -------------

INVESTMENT ACTIVITIES:
   Additions to utility plant                        (6,127,126)     (4,765,030)     (13,813,268)     (13,842,938)
   Sale (purchase) of noncurrent investments, net     5,537,956        (281,485)       2,424,156       (6,798,523)
                                                  -------------   -------------   -------------    -------------
      Cash flows for investment activities             (589,170)     (5,046,515)     (11,389,112)     (20,641,461)
                                                  -------------   -------------   -------------    -------------

FINANCING ACTIVITIES:
   Common and preferred stock dividends paid         (3,215,827)     (3,139,449)      (9,648,267)      (9,419,132)
   Issuance of long-term debt                               -        53,050,743          400,000       73,715,307
   Repayment of long-term debt                         (242,500)    (36,500,000)        (677,500)     (58,900,200)
   Retirement of preferred stock                        (30,000)        (30,000)         (30,000)         (30,000)
   Commercial paper borrowings                        4,500,000     (10,000,000)       4,500,000              -
                                                  -------------   -------------   -------------    -------------
      Cash flows from (for) financing activities      1,011,673       3,381,294       (5,455,767)       5,365,975
                                                  -------------   -------------   -------------    -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (559,044)        (75,694)      (1,348,789)         503,541
Cash and Cash Equivalents, beginning of period        2,309,348       4,274,798        3,099,093        3,695,563
                                                  -------------   -------------   -------------    -------------
CASH AND CASH EQUIVALENTS, end of period          $   1,750,304   $   4,199,104   $    1,750,304   $    4,199,104
                                                  =============   =============   =============    =============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
      Income taxes                                $   1,676,516   $   1,571,163   $    5,953,219   $    5,059,163
      Interest                                        3,468,706       3,180,189        7,920,422        7,889,768

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

     The Company has generated significant operating cash flows while continuing to maintain substantial cash reserves in the form of marketable securities. Cash flows from operating activities during the nine months ended September 30, 1994 and 1993 were $15.5 million and $15.8 million, respectively. Cash equivalents and investment securities totaled $39.4 million and $27.2 million at September 30, 1994 and 1993, respectively.

     Financial resources are also provided by unused lines of credit, which are generally used to support commercial paper borrowings, a primary source of short-term financing. At September 30, 1994, unused short-term lines of credit totaled $12 million.

Capital Requirements -

     The Company's primary capital requirements include the funding of its utility construction and expansion programs, the funding of debt and preferred stock retirements and sinking fund requirements, and the funding of its investment activities.

     The emphasis of the Company's construction activities is to undertake those projects that most efficiently serve the expanding needs of its customer base, enhance energy delivery and reliability capabilities through system replacement, expand its current customer base, and provide for the reliability of energy supply. Expenditures for construction activities during the three months and for the nine months ended September 30, 1994 and 1993 were $6.1 million and $4.8 million, and $13.8 million and $13.8 million, respectively. The Company estimates construction expenditures will be approximately $20 million in 1994 with a large portion of expenditures to be spent on enhancements of the electric distribution system. The Company also projects spending modest amounts on the Company's continuing gas expansion program. Construction expenditures for the years 1994 through 1998 are estimated to be $75 million.

     Capital requirements for the mandatory retirement of long-term debt and mandatory preferred stock sinking fund redemptions totaled $480,000 during the year ended September 30, 1994, and it is expected that such mandatory retirements will be $630,000 in 1994 and 1995, $610,000 in 1996, $600,000 in 1997, and $20.6 million in 1998.

     The Company anticipates that future capital requirements will be met by both internally generated cash flows and available external financing.

RESULTS OF OPERATIONS:

Earnings Comparisons -

     Earnings per share for the quarter ended September 30, 1994 were $.17 compared to $.32 for the quarter ended September 30, 1993. The decrease in earnings was primarily due to lower gas sales, increased gas costs related to costs not yet recovered through the purchased gas adjustment clause, and an increase in property taxes due to a nonrecurring adjustment in 1993. These increased expenses were somewhat offset by decreased interest expense.

     Earnings per share for the year to date ended September 30, 1994 were $1.50 compared to $1.47 for the nine months ended September 30, 1993. The increase can be attributed to increased electric revenue due to more favorable weather patterns and improved profitability from nonregulated operations.

Electric and Gas Revenues -

     The following tables summarize the factors affecting the variations in electric and gas revenues between years:

                              Variation from      Variation from
                              Prior Year          Prior Year
                              Three Months        Nine Months
                              Ended September 30  Ended September 30
                              -------   -------   -------   -------
                               1994      1993      1994      1993
                              -------   -------   -------   -------
                                        (thousands of dollars)
Electric Revenue:

Variation in kwh sales        $ 1,129   $ 2,186   $ 2,723   $ 5,406
Changes in rates, fuel cost
recovery, and other              (383)     (167)     (442)   (1,065)
                              -------   -------   -------   -------
                              $   746   $ 2,019   $ 2,281   $ 4,341
                              =======   =======   =======   =======

Gas Revenue:

Variation in mcf sales        $  (560)  $   412   $(1,530)  $ 9,239
Changes in rates, gas cost
recovery, and other               142        (7)    1,190     2,261
                              -------   -------   -------   -------
                              $  (418)  $   405   $  (340)  $11,500
                              =======   =======   =======   =======

Operating Expenses -

     For the quarter ended September 30, 1994, electric fuel-related costs were comparable to electric revenues. Gas costs increased as a percentage of gas revenues primarily due to cost fluctuations. Other operating expenses decreased primarily due to lower labor costs offset by higher employee benefits and community development activities. Maintenance expense increased due to higher costs at the Company's jointly owned steam generating plants. Depreciation increases can be attributed to an increase in utility plant, while interest expense decreased due to the refinancing of mortgage bonds in 1993.

     For the nine months ended September 30, 1994, the favorable weather patterns resulted in comparable increases in electric fuel-related costs. Although gas revenues decreased in 1994, gas costs increased modestly primarily due to cost fluctuations. Other operating expenses increased primarily due to the use of internal gas peaking production units to supplement the purchase of natural gas supplies, increased gas distribution expenses, offset by lower employee benefit costs. Depreciation increases are attributable to increased utility plant, while taxes increased as a result of higher taxable income. The increase in interest charges is due to the increased long-term debt borrowing during the period.

NONREGULATED OPERATIONS:

     In addition to the Company's investment portfolio of preferred stock investments, the Company holds interest in two nonregulated businesses. At September 30, 1994, Northwestern Networks, Inc. (NNI), one of the Company's wholly owned subsidiaries, held 1.1 million shares of LodgeNet Entertainment Corporation (LEC) common stock (which trades on the NASDAQ national market).

     Northwestern Systems, Inc. (NSI), one of the Company's wholly owned subsidiaries, owns Lucht, Inc., a firm that develops, manufactures, and markets multi-image photographic printers and other related equipment. Manufacturing revenues increased $92,000 for the three months ended September 1994 and $2.8 million for the nine months ended September 1994 as compared to the same periods in 1993. Manufacturing costs increased comparably.

                    NORTHWESTERN PUBLIC SERVICE COMPANY
                                  PART II



ITEM 1.   LEGAL PROCEEDINGS

     The Company is not currently involved in any pending major litigation.

ITEM 2.   CHANGES IN SECURITIES

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27 - Financial Data Schedule UT

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

                                   NORTHWESTERN PUBLIC SERVICE COMPANY
                                   -----------------------------------
                                             (Registrant)


Date:     November 7, 1994         /s/ R. A. Thaden
                                   ------------------------------------
                                   Treasurer



Date:     November 7, 1994         /s/ A. D. Dietrich
                                   -----------------------------------
                                   Vice President-Corporate Services
                                   and Secretary