Form 10-K
NORTHWESTERN PUBLIC SERVICE CO
filed 1995-03-27
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
      WASHINGTON, D.C.  20549

             FORM 10-K

(Mark One)
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (Fee required)
For the fiscal year ended December 31, 1994
     or
(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (No fee required)
For the transition period from _______________ to _______________

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

$198,336,788 as of February 22, 1995

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

   Common Stock, Par Value $3.50
7,677,232 shares outstanding at February 22, 1995

DOCUMENTS INCORPORATED BY REFERENCE:
1994 Annual Report to Stockholders . . . . . . . . Parts I and II
Proxy Statement for 1995 Annual Meeting . . . . . . . . Parts I and III

PART I

ITEM 1.   BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Northwestern Public Service Company (Company) is an electric and gas utility engaged in generating, transmitting, distributing, and selling electric energy in eastern South Dakota, where it furnishes electric service to 54,863 customers in more than 100 communities and adjacent rural areas. The Company also purchases, distributes, sells, and transports natural gas to 74,982 customers in four communities in Nebraska and 56 communities in eastern South Dakota. The Company, through its subsidiaries, is also engaged in certain nonutility operations as more fully discussed in the section entitled "Nonutility Operations". The Company was incorporated under the laws of the State of Delaware in 1923 and is qualified to do business in the states of South Dakota, Nebraska, Iowa, and North Dakota. The Company does not serve customers in North Dakota or Iowa. The Company has its principal office at 33 Third Street SE, Huron, South Dakota 57350-1318. Its telephone number is 605-352-8411.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The information required by this item 1(b) is incorporated by reference to Note 10 of the "Notes to Consolidated Financial Statements" on page 24 of the Company's 1994 Annual Report to Stockholders, filed as an Exhibit hereto.

NARRATIVE DESCRIPTION OF BUSINESS

     Pursuant to the South Dakota Public Utilities Act, the South Dakota Public Utilities Commission (PUC) assigned as the Company's electric service territory the communities and adjacent rural areas in which the Company provides electric service in South Dakota. The Company has the right to provide electric service to present and future electric customers in its assigned service territory for so long as the service provided is deemed adequate. Under the South Dakota Public Utilities Act, effective July 1, 1976, the Company is not required to obtain or renew municipal franchises to provide electric service within its assigned service territory.

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

                             ELECTRIC BUSINESS

     ELECTRIC SALES. On a fully consolidated basis, 46% of the Company's 1994 operating revenues were from the sale of electric energy. All of the Company's electric revenues are derived from customers in South Dakota.

     The Company has relatively few large customers in its service territory. By customer category, 33% of 1994 total electric sales was from residential sales, 50% was from commercial and industrial sales, 2% was from street lighting and sales to public authorities, and 15% was from sales for resale.

     Sales for resale primarily include power pool sales to other utilities. Power pool sales fluctuate from year to year depending on a number of factors including the Company's availability of excess short-term generation and the ability to sell the excess power to other utilities in the power pool. The Company also sells power and energy at wholesale to certain municipalities for resale and to various governmental agencies. In 1994, these sales accounted for less than 1% of total electric sales.

     CAPABILITY AND DEMAND. The Company shares in the ownership of the Big Stone Generating Plant (Big Stone), located near Big Stone City in northeastern South Dakota. In North Dakota, the Company maintains transmission facilities to interconnect with electric transmission lines of other utilities and shares in the ownership of the Coyote I Electric Generating Plant (Coyote), located near Beulah, North Dakota. In Iowa, the Company shares in the ownership of Neal Electric Generating Unit #4 (Neal), located near Sioux City.

     At December 31, 1994, the aggregate net summer peaking capacity of all Company-owned electric generating units was 309,480 mw, consisting of 105,711 kw from Big Stone (the Company's 23.4% share), 42,600 kw from Coyote (the Company's 10.0% share), 54,169 kw from Neal (the Company's 8.7% share), and 107,000 kw from internal combustion turbine units and small diesel units, used primarily for peaking purposes.

     The Company is a summer peaking utility. The 1994 peak demand of 229,922 occurred on July 18, 1994. Total system capability at the time of peak was 309,480 kw. The reserve margin for 1994 was 35%. The minimum reserve margin requirement as determined by the members of the Mid-Continent Area Power Pool (MAPP), of which the Company is a member, is 15%.

     MAPP is an area power pool arrangement consisting of utilities and power suppliers having transmission interconnections located in a 9-state area in the North Central region of the United States and in two Canadian provinces. The objective of MAPP is to accomplish coordination of planning and operation of generation and interconnecting transmission facilities to provide reliable and economical electric service to members' customers, consistent with reasonable utilization of natural resources and protection of the environment. While benefiting from the advantages of the planning, coordination, and operations of MAPP, each member has the right and obligation to own or otherwise provide the facilities to meet its own requirements. The terms and conditions of the MAPP agreement and transactions between MAPP members are subject to the jurisdiction of the FERC. The MAPP agreement was accepted for filing by the FERC effective 1972. The Company also has interconnections with the transmission facilities of Otter Tail Power Company, Montana-Dakota Utilities Co., Northern States Power Company, and WAPA; and has emergency interconnections with transmission facilities of East River Electric Cooperative, Inc. and West Central Electric Cooperative. These interconnections and pooling arrangements enable the Company to arrange purchases or sales of substantial quantities of electric power and energy with other pool members and to participate in the benefits of pool arrangements.

     The Company is finalizing an integrated resource plan to identify how it will meet the energy needs of its customers. The plan includes estimates of customer usage and programs to provide for economic, reliable, and timely supplies of energy. The plan does not anticipate the need for additional baseload generating capacity for at least the next ten years.

     FUEL SUPPLY. Lignite and sub-bituminous coal were utilized by the Company as fuel for virtually all of the electric energy generated during 1994. North Dakota lignite is the primary fuel at Big Stone and Coyote I. During 1994, the average heating value of lignite burned was 6,049 BTU per pound at Big Stone and 6,922 BTU per pound at Coyote I. The sulfur content of this lignite is typically between 0.80% and 1.2%. Neal #4 burns Wyoming sub-bituminous coal which had an average heating value of 8,450 BTU per pound during 1994. Typically, the sulphur content of this coal is between 0.30% and 0.40%.

     The Company's fuel costs have remained relatively stable. The average costs of fuels burned are shown below for the periods indicated:

                                   Cost Per Million BTU       % of 1994
                                  Year Ended December 31    Megawatt Hours
     Fuel Type                   1992      1993      1994     Generated
     ---------                   ----      ----      ----   --------------

     Lignite - Big Stone         $1.16     $1.12     $1.10       47%
     Lignite - Coyote I**          .81       .84       .86       21%
     Sub-bituminous - Neal #4      .77       .76       .74       32%
     Natural Gas                  2.62      2.37      2.21        *
     Oil                          4.29      3.90      3.90        *

      *Less than one-half of one percent.
     **Includes pollution control reagent.

     During 1994, the average delivered cost per ton of lignite was $13.13 to Big Stone and $10.99 to Coyote I. The average cost for coal delivered to Neal #4 was $11.95 per ton for 1994. Such amounts include severance taxes imposed by the state of North Dakota on lignite and a production tax imposed by the state of Wyoming on other coal. While the effect on the Company's fuel costs of future changes in severance or production taxes cannot be predicted, any unforeseen changes in the Company's fuel costs may be passed on to its customers through the operation of the fuel adjustment clause. This feature of the Company's electric rates is more fully discussed in the section entitled "Regulation".

     The continued delivery of lignite and sub-bituminous coal to the three large steam generating units in which the Company is part owner is reasonably assured by contracts covering various periods of the operating lives of these units. The Big Stone contract provides for adequate supplies of lignite through purchases under the primary contract, which expires in mid-1995. Following bid evaluations of coal supplies for the Big Stone Plant, a contract for Montana sub-bituminous coal was secured during 1994 for the period of mid-1995 through 1999. Further evaluations will be conducted during the contract term to select a coal supply for periods beyond 1999. The contract for delivery of lignite to the Coyote I plant, which expires in 2016, provides for an adequate fuel supply for the estimated economic life of that plant. Neal #4 receives Wyoming sub-bituminous coal under a long-term contract which expires in 1998. In the near future, the Company, along with the other owners of Neal #4, will begin to study options for the supply of coal for periods beyond the expiration date.

     Following test burns in 1990 and 1991, the owners of the Big Stone plant received approval from the South Dakota Department of Environment and Natural Resources to burn tire derived fuel (TDF) and refuse derived fuel
(RDF). The quantity of TDF and RDF that was burned in 1994 and that is expected to be burned in 1995 is insignificant when compared to total coal consumption at the plant.

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

     Additional information relating to jointly owned plants is incorporated by reference to Note 6 of the "Notes to Consolidated
Statements" on page 22 of the Company's 1994 Annual Report to Stockholders filed as an Exhibit hereto.


                               GAS BUSINESS

     GAS SALES AND DEMAND. On a fully consolidated basis, 40% of the Company's 1994 operating revenues were from the sale of gas energy. During 1994, the Company derived 56% of its gas revenues from South Dakota and 44% from Nebraska. The Company's peak daily sendout was 128,700 MMBTU.

     CAPABILITY AND SUPPLY. The Company owns and operates natural gas distribution systems serving 36,259 customers in eastern South Dakota, for which it purchases gas from various gas marketing firms under gas transportation service agreements with various gas marketing firms. These agreements provide for firm deliverable pipeline capacity of approximately 49,300 MMBTU per day in South Dakota. The Company has service agreements with Northern Natural Gas Company (NNG) providing for firm transportation of natural gas. While NNG has eliminated nearly all of its gas supply activities, the Company has supply contracts in place and peak shaving capacity to meet its peak day system needs.

     In Nebraska, the Company owns and operates natural gas distribution systems serving 38,723 retail customers in the village of Alda and the cities of Grand Island, Kearney, and North Platte, Nebraska. The Company purchases much of its natural gas for these systems from KN Gas Supply Co. under a seven-year service agreement entered in 1993. The Company also purchases certain quantities of gas for its Nebraska customers from various gas marketing firms. These agreements provide for firm deliverable pipeline capacity of approximately 49,600 MMBTU per day in Nebraska.

     In 1992, the Federal Energy Regulatory Commission (FERC) issued Order
636. Order 636 requires, among other provisions, that all companies with natural gas pipelines separate natural gas supply or production services from transportation service and storage businesses. This allows gas distribution companies, such as the Company, and individual customers to purchase gas directly from producers, third parties, and various gas marketing entities and transport it through the suppliers' pipelines. Both NNG and KN Interstate Gas Transmission Co. (KN) have completed restructuring proceedings with the FERC under Order 636 in which their transportation, sales, and storage services were changed. The Company has operated under the restructured environment during the past two years.

     To supplement firm gas supplies, the Company also has contracts for underground natural gas storage services to meet the heating season and peak day requirements of its gas customers. In addition, the Company also owns and operates six propane-air plants with a total rated capacity of 18,000 MMBTU per day, or approximately 14% of peak day requirements. The propane-air plants provide an economic alternative to pipeline transportation charges to meet the extreme peaks caused by customer demand on extremely cold days.

     A few of the Company's industrial customers purchase their natural gas requirements directly from gas marketing firms for transportation and delivery through the Company's distribution system. The transportation rates have been designed to make the Company economically indifferent as to whether the Company sells and transports gas or only transports gas.


                                COMPETITION

     Although the Company's electric service territory is assigned according to the South Dakota Public Utilities Act, and the Company has the right to provide electric service to present and future electric customers in its assigned service area for so long as the service provided is deemed adequate, the energy industry in general has become increasingly competitive. Electric service also competes with other forms of energy and the degree of competition may vary from time to time depending on relative costs and supplies of other forms of energy.

     The National Energy Policy Act of 1992 was designed to promote energy efficiency and increased competition in the electric wholesale markets. The Energy Act also allows the FERC to order wholesale wheeling by public utilities to provide utility and nonutility generators access to public utility transmission facilitates. The provision allows the FERC to set prices for wheeling, which will allow utilities to recover certain costs from the companies receiving the services, rather than the utilities' retail customers. Many states are currently considering retail wheeling, which aims to provide all customers with the right to choose their electricity supplier. No regulatory proposals have yet been formally introduced in South Dakota.

     Federal Energy Regulatory Commission Order 636 requires, among other provisions, that all companies with natural gas pipelines separate natural gas supply or production services from transportation service and storage businesses. This allows gas distribution companies, such as the Company, and individual customers to purchase gas directly from producers, third parties, and various gas marketing entities and transport it through the suppliers' pipelines. While Order 636 had positive aspects by providing for more diversified supply and storage options, it also required the Company to assume responsibility for the procurement, transportation, and storage of natural gas. The alternatives now available under Order 636 create additional pressure on all distribution companies to keep gas supply and transportation pricing competitive, particularly for large customers.


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

     The Company filed no electric rate cases in South Dakota during the three years ended December 31, 1994. On May 26, 1994, the Company filed for a $2.4 million increase in South Dakota natural gas revenues. As a result of a negotiated settlement with the South Dakota Public Utilities Commission, on November 15, 1994, the Company implemented rates which will produce additional annual natural gas revenues of $2.1 million, assuming normal weather, representing an overall increase of 6.2%. On December 30, 1994, the Company filed for increased rates applicable to the Nebraska natural gas service area. The proposal, which would increase overall revenues for a year with normal weather by $2.7 million or 9.6%, cannot become effective before April 1, 1995 based upon provisions of the Municipal Natural Gas Regulation Act passed in 1986.


                           ENVIRONMENTAL MATTERS

     The Company is subject to regulation with regard to air and water quality, solid waste disposal, and other environmental considerations by Federal, state, and local governmental authorities. The application of governmental requirements to protect the environment involves or may involve review, certification, issuance of permits, or similar action by government agencies or authorities, including the United States Environmental Protection Agency (EPA), the South Dakota Department of Environment and Natural Resources (DENR), the North Dakota State Department of Health, and the Iowa Department of Environmental Quality, as well as compliance with decisions of the courts. Such requirements, particularly with regard to emissions into the air and water, may substantially increase the cost to the Company of construction and operation of electric generating facilities. Such requirements may also necessitate additional investments in new equipment at existing installations.

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

     PCBs. The Company has met or exceeded the removal and disposal requirements of equipment containing polychlorinated biphenyls (PCBs) as required by state and federal regulations. The Company will use some PCB-contaminated equipment for its remaining useful life, and dispose of the equipment according to pertinent regulations that govern that use and disposal of this equipment. PCB-contaminated oil is burned for energy recovery at a permitted facility.

     STORAGE TANKS. The South Dakota DENR and the EPA adopted regulations imposing requirements upon the owners and operators of aboveground and underground storage tanks. The Company's fuel oil storage facilities at its generating plants in South Dakota are affected by the aboveground tank regulations, and the Company has instituted procedures for compliance.

     SITE REMEDIATION. The Company conducted an investigation of a manufactured gas plant (MGP) site and is taking remedial action to dispose of waste material found at such site. Recovery of remediation costs for such sites will be sought from insurance carriers and through the regulatory process although there is no assurance that such costs will be recovered.

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


                      CAPITAL SPENDING AND FINANCING

     The Company's primary capital requirements include the funding of its utility construction and expansion programs, the funding of debt and preferred stock retirements and sinking fund requirements, and the funding of its corporate development and investment activities.

     The emphasis of the Company's construction activities is to undertake those projects that most efficiently serve the expanding needs of its customer base, enhance energy delivery capabilities, expand its current customer base, and provide for the reliability of energy supply. Capital expenditure plans are subject to continual review and may be revised as a result of changing economic conditions, variations in sales, environmental requirements, investment opportunities, and other ongoing considerations.

     Expenditures for construction activities for 1994, 1993, and 1992 were $22.7 million, $20.0 million, and $18.5 million. Construction expenditures during the last three years included expenditures related to the installation of an additional 43 mw of internal peaking capacity, the expansion of the Company's natural gas system into 29 additional communities in eastern South Dakota, and to an operations center which will provide future cost savings and operating efficiencies through consolidation of activities. Construction expenditures for 1995 are estimated to be $19.3 million. The majority of the projected expenditures will be spent on enhancements of the electric and gas distribution systems and completion of the operations center. Estimated construction expenditures for the years 1995 through 1999 are expected to be $69 million.

     Capital requirements for the mandatory retirement of long-term debt and the mandatory preferred stock sinking fund redemption totaled $600,000, $180,000, and $513,000, for the years ended 1994, 1993, and 1992. It is expected that such mandatory retirements will be $600,000 in 1995, $1,080,000 in 1996, $570,000 in 1997, $20.6 million in 1998, and $13.5 million in 1999.

     The Company anticipates that future capital requirements will be met by both internally generated cash flows and available external financing.

     The Company will continue to evaluate and pursue opportunities to enhance shareholder return through nonregulated business investments. Nonregulated projects are expected to be financed from the existing investment portfolio and from other available financing options.

     Information relating to capital resources and liquidity is incorporated by reference to "Management's Discussion and Analysis" on pages 12-14 of the Company's 1994 Annual Report to Stockholders, filed as an Exhibit hereto.


                           NONUTILITY OPERATIONS

     GRANT, INC. Grant, Inc., which holds title to property not used in the Company's utility business, was incorporated in South Dakota in 1972.

     NORTHWESTERN GROWTH CORPORATION (NGC). NGC was incorporated under the laws of South Dakota in 1994 to pursue and manage nonutility investments and development activities. Although the primary focus of NGC's investment program will be to seek growth opportunities in the energy, energy equipment, and energy services industries, NGC will also continue to pursue opportunities in existing and emerging growth entities in nonenergy industries that meet return and capital gain requirements. Along with a portfolio of marketable securities, NGC's assets include the investments of two subsidiaries: Northwestern Networks, Inc. and Northwestern Systems, Inc.

     NORTHWESTERN NETWORKS, INC. (NNI). NNI was incorporated in South Dakota in 1986. NNI holds a common stock investment in LodgeNet
Entertainment Corporation, a provider of television entertainment and information systems to hotels and motels.

     NORTHWESTERN SYSTEMS, INC. (NSI). NSI was incorporated in South Dakota in 1986. In December 1992, NSI acquired a 60% common stock ownership in Lucht, Inc., a firm that develops, manufactures, and markets multi-image photographic printers and other related equipment. On October 1, 1993, NSI acquired the remaining 40% common stock interest in that company.

     Additional information relating to nonutility business is incorporated by reference to "Management's Discussion and Analysis" on pages 12-14 of the Company's 1994 Annual Report to Stockholders filed as an Exhibit hereto.


                                 EMPLOYEES

     At December 31, 1994, the Company had 452 employees. A three-year collective bargaining agreement which expires June 30, 1995, covers 252 operating and clerical employees. The Company has never experienced a work stoppage or strike and considers its relationship with its employees to be very good.


ITEM 2.   PROPERTIES

                             ELECTRIC PROPERTY

     The Company's electric properties consist of an interconnected and integrated system. The Company, Otter Tail, and MDU jointly own Big Stone, a 455,783 kilowatt (kw) nameplate capacity lignite-fueled electric generating plant and related transmission facilities. Big Stone is operated by Otter Tail for the benefit of the owners. The Company owns 23.4% of the Big Stone Plant.

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

     As of December 31, 1994, the aggregate nameplate capacity of all Company-owned electric generating units is 327,419 kw, with an aggregate net summer peaking capacity of 309,480 kw and a net winter peaking capacity of 327,542 kw. The Company's maximum peak hourly demand of 251,493 kw occurred on July 17, 1991. In 1994, the Company's peak hourly demand was 229,922 kw and occurred on July 18, 1994.

     The Company's interconnected transmission system consists of 318.5 miles operating at 115 kilovolts (kv) and 896.7 miles operating at 69 kv and 34.5 kv. The Company also owns three segments of transmission line, which are not tied to its internal system, in connection with its joint ownership in the three large steam generating plants. These lines consist of 18.2 miles of 230 kv line from Big Stone, 25.4 miles of 345 kv line from Neal #4, and 23.1 miles of 345 kv line from Coyote I. In addition to these lines, the Company owns 1,717.2 miles of distribution lines serving customers in more than 100 communities and adjacent rural areas. The company owns 38 transmission substations with a total rated capacity of 1,111,417 kilovolt amperes (kva), two mobile substations with a total rated capacity of 5,500 kva and 78 distribution substations with a total rated capacity of 358,449 kva.


                               GAS PROPERTY

     On December 31, 1994, the Company owned 999 miles of distribution mains and appurtenant facilities in South Dakota. The Company also owns propane-air facilities in Aberdeen, Brookings, Huron, and Mitchell, South Dakota, having a total rated capacity of 15,280 MMBTU per day, which are operated for standby and peak shaving purposes only.

     On December 31, 1994, the Company owned 649 miles of distribution mains and appurtenant facilities in Nebraska. The Company also owns propane-air facilities at Kearney and North Platte, Nebraska, having a total rated capacity of 9,380 MMBTU per day, which are operated for standby and peak shaving purposes only.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is not currently involved in any pending major litigation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No issues were submitted to a vote of security holders during the last quarter of the period covered by this report.


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the New York Stock Exchange
(NYSE) under the ticker symbol NPS. Common stock was registered in the names of 8,132 stockholders at December 31, 1994. The payment of dividends is subject to the restrictions described in Note 2 of the "Notes to Consolidated Financial Statements" on page 21 of the Company's 1994 Annual Report to Stockholders, filed as an Exhibit hereto.

                    QUARTERLY COMMON STOCK INFORMATION

           1994            High           Low          Dividends
           ----            ----           ---          ---------
          First          $29            $26              $.415
          Second          29 5/8         26               .415
          Third           29 3/8         27 1/2           .415
          Fourth          28 7/8         24 1/2           .425

           1993            High           Low          Dividends
           ----            ----           ---          ---------
          First          $29 1/2        $26 1/4          $.405
          Second          31 1/2         28 3/4           .405
          Third           33 1/2         29 1/4           .405
          Fourth          32 1/2         28 1/2           .415


ITEM 6.   SELECTED FINANCIAL DATA

                            1994      1993      1992      1991      1990
                            ----      ----      ----      ----      ----
                              (in thousands, except per share amounts)

Operating Revenues         $157,266  $153,257  $119,197  $122,900 $115,980
Net Income                   15,440    15,191    13,721    14,815   17,506
Earnings Per Common Share     2.00      1.96       1.77      1.88     2.23
Dividends Per Common Share   1.670     1.630     1.590     1.535     1.475
Total Assets                359,066   343,574   308,194   297,761  283,073
Long-Term Debt              127,623   127,200   106,572    93,236   79,469
Redeemable Preferred Stock       40        70       100     2,990    3,185

     Selected financial data includes the operating results and balance sheet amounts for Lucht, Inc. effective December 1, 1992, the date of acquisition. Additional information relating to Lucht, Inc. is incorporated by reference to "Management's Discussion and Analysis" on pages 12-14 of the Company's 1994 Annual Report to Stockholders, filed as an Exhibit hereto.


ITEM 7.   MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
          AND RESULTS OF OPERATION

     The information required by this Item 7 is incorporated by reference to "Management's Discussion and Analysis" on pages 12-14 of the Company's 1994 Annual Report to Stockholders, filed as an Exhibit hereto.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is incorporated by reference to the Company's financial statements and related footnotes on pages 16-24 of the Company's 1994 Annual Report to Stockholders, filed as an Exhibit hereto.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants or disagreements on accounting principles or practices or financial statement disclosures.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  IDENTIFICATION OF DIRECTORS

     The information regarding directors required by this Item 10 and paragraphs (a) and (e) of Item 401 of Regulation S-K is incorporated by reference to the information under "Election of Directors" in the Company's definitive Proxy Statement dated March 24, 1995, and filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the Company's fiscal year ended December 31, 1994.

(b) & (e)  IDENTIFICATION AND BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS

R. A. Wilkens, Chairman of the Board, age 66

Chairman of the Board of Directors since February 1994. Formerly Chief Executive Officer from 1990-1994; formerly President from 1980-1994.

M. D. Lewis, President and Chief Executive, age 47

President and Chief Executive Officer since February 1994; formerly Executive Vice President-Corporate Services 1992-1994; formerly Vice President-Corporate Services 1987-1992; Assistant Vice President-Corporate Services 1985-1987.

W. D. Craig, Vice President, age 58

Vice President since November 1994; formerly Vice President-Gas Operations September 1988-November 1994; Assistant Vice President-Gas Operations June, 1988-September 1988; Manager-Gas Operations March 1988-June 1988. Joined the Company in 1988. Formerly President & COO of Hoosier Gas Corporation 1987-1988. Formerly Director-Gas Operations of SIGECO 1985-1987.

A. D. Dietrich, Vice President-Corporate Services, age 44

Vice President-Corporate Services since November 1994; Corporate Secretary since October 1989; formerly Vice President-Legal May 1990-November 1994; Assistant Corporate Secretary September 1989-October 1989; Corporate Attorney 1978-1989.

A. R. Donnell, Vice President-Energy Operations, age 51

Vice President-Energy Operations since November 1994; formerly Vice President-Electric Operations July 1987-November 1994; Assistant Vice President-Electric Operations June 1987-July 1987; Manager-Electric Distribution 1985-June 1987; Manager-Special Projects 1977-1985.

T. A. Gulbranson, Vice President, age 47

Vice President since November 1994; formerly Vice President-Corporate Services May 1993-November 1994; Vice President-Community Development 1988-1993; formerly Division Manager-Webster 1983-1988.

R. R. Hylland, Vice President-Finance and Corporate Development, age 34

Vice President-Finance and Corporate Development since November 1994; formerly Vice President-Finance and Corporate Development and Treasurer May 1993-November 1994; Vice President-Finance and Treasurer 1991-1994; Treasurer and Controller December 1990-April 1991; Controller and Assistant Treasurer November 1989-December 1990; Controller July 1989-November 1989. Joined the Company in July 1989. Formerly Senior Audit and Financial Consulting Manager with Arthur Andersen & Co. Mr. Hylland also serves as President and Chief Operating Officer of Northwestern Growth Corporation since November 1994.

R. F. Leyendecker, Vice President-Energy Services, age 49

Vice President-Energy Services since November 1994; formerly Vice President-Rates & Regulation 1987-November 1994; Assistant Vice President-Rates & Regulation 1985-1987.

W. K. Lotsberg, Vice President-Public Affairs, age 52

Vice President-Public Affairs since May 1994; formerly Vice President-Consumer Affairs March 1989-May 1994; Manager-Public Affairs from 1980 to 1989.

D. C. Oberlander, Assistant Vice President, age 49

Assistant Vice President since May 1994; formerly Controller April 1991-May 1994; Assistant Controller December 1990-April 1991; Manager-Information Systems 1979-1990.

R. A. Thaden, Treasurer, age 43

Treasurer since November 1994; formerly Manager-Corporate Accounting 1987-November 1994.

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

     None


(d)  FAMILY RELATIONSHIPS

     None


(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     None


(g)  PROMOTERS AND CONTROL PERSONS

     None


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the information under "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement dated March 24, 1995, and filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the Company's fiscal year ended December 31, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the information under "Securities Ownership by Directors and Officers" in the Company's definitive Proxy Statement dated March 24, 1995, and filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the Company's fiscal year ended December 31, 1994.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has no relationships or transactions covered by this item.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

     1.   Financial Statements

     The following items are included in this annual report by reference to the registrant's Annual Report to Stockholders for the year ended December 31, 1994:
                                                                Page in
                                                             Annual Report
                                                            to Stockholders
                                                            ---------------
Financial Statements:

Consolidated Statement of Operations and Retained
Earnings for the Three Years Ended December 31, 1994               16

Consolidated Statement of Cash Flows
for the Three Years Ended December 31, 1994                        17

Consolidated Balance Sheet, December 31, 1994 and 1993             18

Consolidated Statement of Capitalization,
December 31, 1994 and 1993                                         19

Notes to Consolidated Financial Statements                        20-24

Quarterly Unaudited Financial Data
for the Two Years Ended December 31, 1994                          24

Report of Independent Public Accountants                           15

     2.   Financial Statement Schedules

     The following supplemental financial data included herein should be read in conjunction with the financial statements referenced above:

                                                             Page in
                                                            Form 10-K
                                                            ---------

     Report of Independent Public Accountants               Following
                                                            Signatures

     Schedule VIII - Valuation and Qualifying Accounts      Following
                                                            Report of
                                                            Independent
                                                            Public
                                                            Accountants

     Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information required is included in the financial statements or the notes thereto.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the quarter ended December 31, 1994.


(c)  EXHIBITS

     See Exhibit Index.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWESTERN PUBLIC SERVICE COMPANY

/s/ M. D. Lewis
---------------------------------------
M. D. Lewis, Director and President and Chief Executive Officer
March 15, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ R. A. Wilkens
---------------------------------------
R. A. Wilkens, Chairman of the Board of Directors

/s/ M. D. Lewis
---------------------------------------
M. D. Lewis, Director and President and Chief Executive Officer

/s/ R. R. Hylland
---------------------------------------
R. R. Hylland, Vice President-Finance & Corporate Development
(Principal Financial Officer)

/s/ Rogene A. Thaden
---------------------------------------
Rogene A. Thaden, Treasurer (Principal Accounting Officer)

/s/ Jerry W. Johnson
---------------------------------------
Jerry W. Johnson, Director

/s/ Aelred J. Kurtenbach
---------------------------------------
Aelred J. Kurtenbach, Director

/s/ Herman Lerdal
---------------------------------------
Herman Lerdal, Director

/s/ Larry F. Ness
---------------------------------------
Larry F. Ness, Director

/s/ Raymond M. Schutz
---------------------------------------
Raymond M. Schutz, Director

/s/ Bruce I. Smith
---------------------------------------
Bruce I. Smith, Director

/s/ W. W. Wood
---------------------------------------
W. W. Wood, Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Northwestern Public Service Company:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Northwestern Public Service Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 27, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental financial information and schedule listed in the table of contents of financial statements are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
January 27, 1995


NORTHWESTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS





           Column A                Column B      Column C                  Column D      Column E
----------------------------     -----------    ---------------------    ---------     -----------
                                                Additions
                                                ---------------------
                                 Balance        Charged to   Charged                   Balance
                                 Beginning      Costs and    to Other    Deductions    End
         Description             of Period      Expenses     Expenses        <F1>      of Period
----------------------------     ---------      ----------   ---------   ---------     -----------
FOR THE YEAR ENDED DECEMBER 31, 1994
------------------------------------
RESERVES DEDUCTED
FROM APPLICABLE ASSETS:
  Uncollectible accounts         $   400,000    $ 129,039    $    -      $ (129,039)   $   400,000
                                 ===========    =========    ========    =========     ===========

OTHER DEFERRED CREDITS:
  Reserve for decommissioning    $ 6,769,631    $ 508,542    $    -      $      -      $ 7,278,173
                                 ===========    =========    ========    =========     ===========






FOR THE YEAR ENDED DECEMBER 31, 1993
------------------------------------
RESERVES DEDUCTED
FROM APPLICABLE ASSETS:
  Uncollectible accounts         $   300,000    $ 249,455    $    -      $ (149,455)   $   400,000
                                 ===========    =========    ========    =========     ===========

OTHER DEFERRED CREDITS:
  Reserve for decommissioning    $ 6,264,998    $ 504,633    $    -      $      -      $ 6,769,631
                                 ===========    =========    ========    =========     ===========






FOR THE YEAR ENDED DECEMBER 31, 1992
------------------------------------
RESERVES DEDUCTED
FROM APPLICABLE ASSETS:
  Uncollectible accounts         $   300,000    $  93,033    $    -      $  (93,033)   $   300,000
                                 ===========    =========    ========    =========     ===========

OTHER DEFERRED CREDITS:
  Reserve for decommissioning    $ 5,760,197    $ 504,801    $    -      $      -      $ 6,264,998
                                 ===========    =========    ========    =========     ===========


<F1>  All deductions from reserves were for purposes for which such reserves were created.


                EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                     FOR YEAR ENDED DECEMBER 31, 1994


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

10(g)(5)

Director Retirement Plan dated November 4, 1987, as amended February 2, 1994, is incorporated by reference to Exhibit 10(g)(5) to Form 10-K for the year ended December 31, 1993, Commission File No. 0-692.

10(g)(6)

Annual Performance Incentive Plan for Officers, dated February 1, 1989, as amended February 2, 1994, is incorporated by reference to Exhibit 10(g)(6) to Form 10-K for the year ended December 31, 1993, Commission File No. 0-692.

10(g)(7)

Long-term Incentive Compensation Plan (Phantom Stock Unit Plan) for Directors and Officers, dated February 1, 1989, as amended February 2, 1994, is incorporated by reference to Exhibit 10(g)(7) to Form 10-K for the year ended December 31, 1993, Commission File No. 0-692.

10(g)(8)

Supplemental Pension Agreement for W. D. Craig, dated May 3, 1989, is incorporated by reference to Exhibit 10(g)(9) to Form 10-K for the year ended December 31, 1989, Commission File No. 0-692.

(13) REPORT FURNISHED TO SECURITY HOLDERS

13(a)

Annual Report for fiscal year ended December 31, 1994, furnished to stockholders of record on March 1, 1995 (exhibit filed herewith).

(21) SUBSIDIARIES OF REGISTRANT

21(a)

Grant, Inc., a South Dakota corporation, is a wholly owned subsidiary of Registrant which does business under the name of Grant, Inc.

21(b)

Northwestern Growth, Inc., a South Dakota corporation, is a wholly owned subsidiary of Registrant which does business under the name of Northwestern Growth, Inc.

21(c)

Northwestern Systems, Inc., a South Dakota corporation, is a wholly owned subsidiary of Registrant which does business under the name of Northwestern Systems, Inc.

21(d)

Northwestern Networks, Inc., a South Dakota corporation, is a wholly owned subsidiary of Registrant which does business under the name of Northwestern Networks, Inc.

(22) OTHER DOCUMENTS OR STATEMENTS TO SECURITY HOLDERS

22(a)

Proxy materials dated March 24, 1995, furnished to common stockholders of record on March 6, 1995 (exhibit filed with SEC on March 27, 1995).

27

Financial Data Schedule