Form 10-Q
period 1995-03-31
NORTHWESTERN PUBLIC SERVICE CO
filed 1995-05-11
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q


(MARK ONE)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

Common Stock, Par Value $3.50
7,677,232 shares outstanding at May 5, 1995

INDEX



                                                           Page
Part I.  Financial Information

         Consolidated Balance Sheet -
            March 31, 1995 and December 31, 1994              1

         Consolidated Statement of Income -
            Three months ended March 31, 1995 and 1994        2

         Consolidated Statement of Cash Flows
            Three months ended March 31, 1995 and 1994        3

         Notes to Consolidated Financial Statements           4

         Management's Discussion of Financial Condition
            and Results of Operations                         5


Part II. Other Information                                    8


Signatures                                                    9

     NORTHWESTERN PUBLIC SERVICE COMPANY
         CONSOLIDATED BALANCE SHEET

                                             March 31          December 31,
                                             1995              1994
ASSETS                                          (unaudited)
                                             --------------    --------------
PROPERTY:
   Electric                                  $  323,769,010    $  321,153,724
   Gas                                           68,905,372        67,213,487
   Manufacturing                                  1,719,527         1,558,484
                                             --------------    --------------
                                                394,393,909       389,925,695
   Less-Accumulated depreciation                141,588,220       139,381,075
                                             --------------    --------------
                                                252,805,689       250,544,620
                                             --------------    --------------
CURRENT ASSETS:
   Cash and cash equivalents                      3,338,174         2,552,612
   Accounts receivable, net                      13,889,822        12,255,483
   Fuel, at average cost                          3,507,435         4,886,572
   Inventories, materials and supplies            4,777,051         4,686,771
   Manufacturing inventories                      5,047,417         5,064,859
   Deferred gas costs                             2,514,811         3,029,688
   Other                                          3,249,849         3,694,912
                                             --------------    --------------
                                                 36,324,559        36,170,897
                                             --------------    --------------
OTHER ASSETS:
   Investments                                   48,543,904        46,237,912
   Deferred charges and other                    25,757,645        26,112,211
                                             --------------    --------------
                                                 74,301,549        72,350,123
                                             --------------    --------------
                                             $  363,431,797    $  359,065,640
                                             ==============    ==============
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
   Common stock equity-
      Common stock                           $   26,870,312    $   26,870,312
      Additional paid-in capital                 29,922,847        29,922,847
      Retained earnings                          59,183,147        55,373,112
      Unrealized gain on investments, net         3,180,913         2,538,669
                                             --------------    --------------
                                                119,157,219       114,704,940
   Cumulative preferred stock-
      Nonredeemable                               2,600,000         2,600,000
      Redeemable                                     40,000            40,000
   Long-term debt                               129,317,500       127,052,500
                                             --------------    --------------
                                                251,114,719       244,397,440
                                             --------------    --------------
CURRENT LIABILITIES:
   Commercial paper                               6,000,000         9,800,000
   Long-term debt due within one year               570,000           570,000
   Accounts payable                              10,112,085        13,139,557
   Accrued taxes                                 11,485,628         6,740,035
   Accrued interest                               1,666,323         2,915,084
   Other                                          6,435,179         6,039,430
                                             --------------    --------------
                                                 36,269,215        39,204,106
                                             --------------    --------------
DEFERRED CREDITS:
   Accumulated deferred income taxes             37,741,793        37,328,539
   Unamortized investment tax credits            10,443,530        10,584,830
   Other                                         27,862,540        27,550,725
                                             --------------    --------------
                                                 76,047,863        75,464,094
                                             --------------    --------------
                                             $  363,431,797    $  359,065,640
                                             ==============    ==============
The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

 NORTHWESTERN PUBLIC SERVICE COMPANY
  CONSOLIDATED STATEMENT OF INCOME
             (unaudited)


                                     Three Months Ended
                                     March 31
                                     1995            1994
                                     -------------   -------------
OPERATING REVENUES:
   Electric                          $  18,583,549   $  19,264,108
   Gas                                  26,464,219      30,310,820
   Manufacturing                         5,706,647       5,888,771
                                     -------------   -------------
                                        50,754,415      55,463,699
                                     -------------   -------------
OPERATING EXPENSES:
   Fuel for electric generation          3,743,425       3,898,895
   Purchased power                          55,915         345,667
   Purchased gas sold                   17,222,018      20,085,469
   Other operating expenses              5,502,060       5,748,218
   Manufacturing costs                   5,163,010       5,285,229
   Maintenance                           1,302,560       1,405,291
   Depreciation                          3,209,529       2,991,328
   Property and other taxes              1,673,642       1,599,997
                                     -------------   -------------
                                        37,872,159      41,360,094
                                     -------------   -------------
OPERATING INCOME:
   Electric                              6,675,533       6,792,647
   Gas                                   5,744,698       6,707,416
   Manufacturing                           462,025         603,542
                                     -------------   -------------
                                        12,882,256      14,103,605

INVESTMENT INCOME AND OTHER                564,912         645,191

INTEREST EXPENSE, net                   (2,590,280)     (2,389,808)
                                     -------------   -------------
INCOME BEFORE INCOME TAXES              10,856,888      12,358,988

INCOME TAXES                            (3,754,254)     (4,341,998)
                                     -------------   -------------
NET INCOME                               7,102,634       8,016,990

DIVIDENDS ON CUMULATIVE
  PREFERRED STOCK                          (29,775)        (30,168)
                                     -------------   -------------
EARNINGS ON COMMON STOCK             $   7,072,859   $   7,986,822
                                     =============   =============
EARNINGS PER AVERAGE COMMON SHARE
   based on 7,677,232 shares         $        0.92   $        1.04
                                     =============   =============

DIVIDENDS PER SHARE OF COMMON STOCK  $       0.425   $       0.415
                                     =============   =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

       NORTHWESTERN PUBLIC SERVICE COMPANY
      CONSOLIDATED STATEMENT OF CASH FLOWS
                   (unaudited)


                                                 Three Months Ended
                                                 March 31
                                                 1995            1994
                                                 -------------   -------------
OPERATING ACTIVITIES:
   Net income                                    $   7,102,634   $   8,016,990
   Items not requiring cash:
      Depreciation                                   3,209,529       2,991,328
      Deferred income taxes                             67,430          74,562
      Investment tax credit                           (141,300)       (142,200)
      Changes in current assets and liabilities:
         Accounts receivable                        (1,634,339)     (2,697,439)
         Inventories                                 1,306,299         613,285
         Other current assets                          959,940       1,565,578
         Accounts payable                           (3,027,472)        (27,315)
         Accrued taxes                               4,745,593       4,868,224
         Accrued interest                           (1,248,761)     (1,291,497)
         Other current liabilities                     395,749          98,923
      Other, net                                     1,160,896        (968,381)
                                                 -------------   -------------
      Cash flows from operating activities          12,896,198      13,102,058
                                                 -------------   -------------

INVESTMENT ACTIVITIES:
   Property additions                               (4,977,045)     (3,180,784)
   Purchase of noncurrent investments, net          (2,305,992)     (2,300,696)
                                                 -------------   -------------
      Cash flows for investment activities          (7,283,037)     (5,481,480)
                                                 -------------   -------------

FINANCING ACTIVITIES:
   Common and preferred stock dividends paid        (3,292,599)     (3,216,219)
   Issuance of long-term debt                        2,265,000         400,000
   Commercial paper repayments                      (3,800,000)            -
                                                 -------------   -------------
      Cash flows for financing activities           (4,827,599)     (2,816,219)
                                                 -------------   -------------

INCREASE IN CASH AND CASH EQUIVALENTS                  785,562       4,804,359
Cash and Cash Equivalents, beginning of period       2,552,612       3,099,093
                                                 -------------   -------------
CASH AND CASH EQUIVALENTS, end of period         $   3,338,174   $   7,903,452
                                                 =============   =============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Income taxes                               $         300   $     316,000
      Interest                                       3,394,827       3,472,989

The accompanying notes to consolidated financial statements are an integral part of these statements.

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

(3)  Allowance for Funds Used During Construction -

     The allowance for funds used during construction includes the costs of equity and borrowed funds used to finance construction which are capitalized in accordance with rules prescribed by the FERC. For the quarters ended March 31, 1995 and 1994, allowance for equity funds was $20,256 and $2,378. Allowance for borrowed funds for 1995 and 1994 was $54,767 and $5,550.


(4)  Reclassifications -

     Certain 1994 amounts have been reclassified to conform to the 1995 presentation. Such reclassifications had no impact on net income and common stock equity as previously reported.

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


FINANCIAL CONDITION:

Liquidity and Capital Resources -

     The Company has a high degree of long-term liquidity through the generation of operating cash flows, the availability of substantial cash reserves, and a sound capital structure. In addition, the Company has adequate capacity for additional financing and has maintained its liquidity position through favorable bond and commercial paper ratings.

     The Company has generated significant operating cash flows while continuing to maintain substantial cash reserves in the form of marketable securities. Cash flows from operating activities during the three months ended March 31, 1995 and 1994 were $12.9 million and $13.1 million. Cash equivalents and investment securities totaled $41.4 million and $45.6 million at March 31, 1995 and 1994.

     Working capital and other financial resources are also provided by lines of credit, which are generally used to support commercial paper borrowings, a primary source of short-term financing. At March 31, 1995, unused short-term lines of credit totaled $12 million.

Capital Requirements -

     The Company's primary capital requirements include the funding of its utility construction and expansion programs, the funding of debt and preferred stock retirements and sinking fund requirements, and the funding of its corporate development and investment activities.

     The emphasis of the Company's construction activities is to undertake those projects that most efficiently serve the expanding needs of its customer base, enhance energy delivery capabilities, expand its current customer base, and provide for the reliability of energy supply. Expenditures for construction activities during the three months ended March 31, 1995 and 1994 were $5.0 million and $3.2 million. Construction expenditures for 1995 are estimated to be $19.3 million with a large portion of expenditures to be spent on enhancements of the electric and gas distribution systems and completion of the operations center. Construction expenditures for the years 1995 through 1999 are estimated to be $69 million.

     Capital requirements for the mandatory retirement of long-term debt and mandatory preferred stock sinking fund redemptions totaled $600,000 during the year ended March 31, 1995, and it is expected that such mandatory retirements will be $1,080,000 in 1996, $570,000 in 1997, $20.6 million in 1998, and $13.5 million in 1999.

     The Company anticipates that future capital requirements will be met by both internally generated cash flows and available external financing.

RESULTS OF OPERATIONS:

Earnings Comparisons -

     Earnings per share for the quarter ended March 31, 1995 were $.92 compared to $1.04 for the quarter ended March 31, 1994. The decrease in earnings was primarily due to less favorable weather patterns which decreased electric and gas revenues, higher interest expense, and a smaller contribution from nonregulated operations. As measured by degree days, weather in South Dakota was 14% warmer in the first quarter of 1995 compared to the same period in 1994.


Operating Revenues -

     The following tables summarize the factors affecting the variations in electric and gas revenues between years:

                                   Variation from
                                     Prior Year
                                    Three Months
                                   Ended March 31
                                -------       -------
                                 1995          1994
                                -------       -------
Electric Revenue:

Variation in kwh sales          $  (531)      $1,002
Changes in rates, fuel cost
recovery, and other                (150)          (5)
                                -------       ------
                                $  (681)      $  997
                                =======       ======

Gas Revenue:

Variation in mmbtu sales        $(3,221)      $  401
Changes in rates, gas cost
recovery, and other                (626)         903
                                -------       ------
                                $(3,847)      $1,304
                                =======       ======

Operating Expenses -

     The unfavorable weather impact on revenues in 1995 resulted in comparable decreases in electric fuel-related costs and purchased gas costs. Other operating expenses decreased as a result of less gas production costs due to the mild winter and less need to supplement purchased gas costs with internal peaking sources. Maintenance expense decreased due to less maintenance at the Company's jointly owned steam generating plants and less electric distribution expense. Depreciation increases can be attributed to an increase in utility plant, while interest expense increased due to higher levels of commercial paper outstanding.

NONREGULATED OPERATIONS:

     In addition to the Company's investment portfolio of preferred stock investments, the Company holds interest in two nonregulated businesses. At March 31, 1995, Northwestern Networks, Inc. (NNI), one of the Company's wholly owned subsidiaries, held 1.1 million shares of LodgeNet Entertainment Corporation (LEC) common stock (which trades on the NASDAQ national market).

     Northwestern Systems, Inc. (NSI), one of the Company's wholly owned subsidiaries, owns Lucht, Inc., a firm that develops, manufactures, and markets multi-image photographic printers and other related equipment. Manufacturing revenues decreased $182,000 for the quarter ended March 31, 1995 as compared to the quarter ended March 31, 1994. Manufacturing operating income decreased $142,000 representing primarily lower sales.

                                  PART II



ITEM 1.   LEGAL PROCEEDINGS

     The Company is not currently involved in any pending major litigation.

ITEM 2.   CHANGES IN SECURITIES

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The election of three Directors to Class I of the Board of Directors was submitted to stockholders in the Company's proxy statement. At the annual meeting of stockholders held on May 3, 1995, the three nominees were elected, receiving the following votes: Herman Lerdal, 6,353,374; Raymond
M. Schutz, 6,381,291; and Bruce I. Smith, 6,384,277.

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

                                   NORTHWESTERN PUBLIC SERVICE COMPANY
                                   -----------------------------------
                                             (Registrant)


Date:     May 5, 1995              /s/ R. A. Thaden
                                   ------------------------------------
                                   Treasurer



Date:     May 5, 1995              /s/ A. D. Dietrich
                                   -----------------------------------
                                   Vice President-Corporate Services
                                   and Corporate Secretary