Form 10-Q
period 1995-06-30
NORTHWESTERN PUBLIC SERVICE CO
filed 1995-08-14
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q


(MARK ONE)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

Common Stock, Par Value $3.50
7,677,232 shares outstanding at August 4, 1995

INDEX

Part I.  Financial Information

         Consolidated Balance Sheet -
            June 30, 1995 and December 31, 1994

         Consolidated Statement of Income -
            Three months and six months
            ended June 30, 1995 and 1994

         Consolidated Statement of Cash Flows
            Three months and six months
            ended June 30, 1995 and 1994

         Notes to Consolidated Financial Statements

         Management's Discussion of Financial Condition and Results of Operations


Part II. Other Information


Signatures

NORTHWESTERN PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEET

                                             June 30,          December 31,
                                             1995              1994
                   ASSETS                    (unaudited)
                                             --------------    --------------
PROPERTY:
   Electric                                  $  327,170,356    $  321,153,724
   Gas                                           70,229,087        67,213,487
   Manufacturing                                  1,846,046         1,558,484
                                             --------------    --------------
                                                399,245,489       389,925,695
   Less-Accumulated depreciation                143,977,577       139,381,075
                                             --------------    --------------
                                                255,267,912       250,544,620
                                             --------------    --------------
CURRENT ASSETS:
   Cash and cash equivalents                      1,991,361         2,552,612
   Accounts receivable, net                      11,727,325        12,255,483
   Fuel, at average cost                          2,368,825         4,886,572
   Inventories, materials and supplies            5,215,433         4,686,771
   Manufacturing inventories                      5,481,257         5,064,859
   Deferred gas costs                               865,262         3,029,688
   Other                                          4,297,878         3,694,912
                                             --------------    --------------
                                                 31,947,341        36,170,897
                                             --------------    --------------
OTHER ASSETS:
   Investments                                   50,190,379        46,237,912
   Deferred charges and other                    28,741,989        26,112,211
                                             --------------    --------------
                                                 78,932,368        72,350,123
                                             --------------    --------------
                                             $  366,147,621    $  359,065,640
                                             ==============    ==============
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
   Common stock equity-
      Common stock                           $   26,870,312    $   26,870,312
      Additional paid-in capital                 29,922,847        29,922,847
      Retained earnings                          58,939,290        55,373,112
      Unrealized gain on investments, net         5,109,919         2,538,669
                                             --------------    --------------
                                                120,842,368       114,704,940
   Cumulative preferred stock-
      Nonredeemable                               2,600,000         2,600,000
      Redeemable                                     10,000            40,000
   Long-term debt                               128,625,000       127,052,500
                                             --------------    --------------
                                                252,077,368       244,397,440
                                             --------------    --------------
CURRENT LIABILITIES:
   Commercial paper                              10,000,000         9,800,000
   Long-term debt due within one year               570,000           570,000
   Accounts payable                               7,680,040        13,139,557
   Accrued taxes                                  8,561,617         6,740,035
   Accrued interest                               2,923,561         2,915,084
   Other                                          6,713,907         6,039,430
                                             --------------    --------------
                                                 36,449,125        39,204,106
                                             --------------    --------------
DEFERRED CREDITS:
   Accumulated deferred income taxes             38,908,694        37,328,539
   Unamortized investment tax credits            10,302,230        10,584,830
   Other                                         28,410,204        27,550,725
                                             --------------    --------------
                                                 77,621,128        75,464,094
                                             --------------    --------------
                                             $  366,147,621    $  359,065,640
                                             ==============    ==============
The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


NORTHWESTERN PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENT OF INCOME
(unaudited)


                                     Three Months Ended              Six Months Ended
                                     June 30                         June 30
                                     1995            1994            1995            1994
                                     -------------   -------------   -------------   -------------
OPERATING REVENUES:
   Electric                          $  17,162,168   $  16,832,875   $  35,745,717   $  36,096,983
   Gas                                  14,382,253      11,325,668      40,846,472      41,636,488
   Manufacturing                         8,562,801       5,598,734      14,269,448      11,487,505
                                     -------------   -------------   -------------   -------------
                                        40,107,222      33,757,277      90,861,637      89,220,976
                                     -------------   -------------   -------------   -------------
OPERATING EXPENSES:
   Fuel for electric generation          2,769,237       2,958,766       6,512,662       6,857,661
   Purchased power                         345,704         138,932         401,619         484,599
   Purchased gas sold                   10,698,806       9,344,035      27,920,824      29,429,504
   Other operating expenses              5,855,080       5,034,727      11,357,140      10,782,945
   Manufacturing costs                   7,395,248       5,054,720      12,558,258      10,339,949
   Maintenance                           1,597,713       1,802,530       2,900,273       3,207,821
   Depreciation                          3,223,406       3,028,458       6,432,935       6,019,786
   Property and other taxes              1,666,032       1,611,350       3,339,674       3,211,347
                                     -------------   -------------   -------------   -------------
                                        33,551,226      28,973,518      71,423,385      70,333,612
                                     -------------   -------------   -------------   -------------
OPERATING INCOME:
   Electric                              5,410,884       5,349,026      12,086,417      12,141,673
   Gas                                      69,446      (1,109,281)      5,814,144       5,598,135
   Manufacturing                         1,075,666         544,014       1,537,691       1,147,556
                                     -------------   -------------   -------------   -------------
                                         6,555,996       4,783,759      19,438,252      18,887,364

INVESTMENT INCOME AND OTHER                749,431         917,838       1,314,343       1,563,029

INTEREST EXPENSE, net                   (2,491,547)     (2,441,449)     (5,081,827)     (4,831,257)
                                     -------------   -------------   -------------   -------------
INCOME BEFORE INCOME TAXES               4,813,880       3,260,148      15,670,768      15,619,136

INCOME TAXES                            (1,765,137)     (1,016,593)     (5,519,391)     (5,358,591)
                                     -------------   -------------   -------------   -------------
NET INCOME                               3,048,743       2,243,555      10,151,377      10,260,545

DIVIDENDS ON CUMULATIVE
  PREFERRED STOCK                          (29,775)        (30,168)        (59,550)        (60,336)
                                     -------------   -------------   -------------   -------------
EARNINGS ON COMMON STOCK             $   3,018,968   $   2,213,387   $  10,091,827   $  10,200,209
                                     =============   =============   =============   =============
EARNINGS PER AVERAGE COMMON SHARE
   based on 7,677,232 shares         $        0.39   $        0.29   $        1.31   $        1.33
                                     =============   =============   =============   =============

DIVIDENDS PER SHARE OF COMMON STOCK  $       0.425   $       0.415   $        0.85   $        0.83
                                     =============   =============   =============   =============

The accompanying notes to consolidated financial statements are an integral part of these statements.



NORTHWESTERN PUBLIC SERVICE COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)


                                                  Three Months Ended              Six Months Ended
                                                  June 30                         June 30
                                                  1995            1994            1995             1994
                                                  -------------   -------------   --------------   --------------
OPERATING ACTIVITIES:
   Net income                                    $   3,048,743   $   2,243,555   $   10,151,377   $   10,260,545
   Items not requiring cash:
      Depreciation                                    3,223,406       3,028,458        6,432,935        6,019,786
      Deferred income taxes, net                        128,206          64,573          195,636          139,135
      Investment tax credit                            (141,300)       (142,200)        (282,600)        (284,400)
      Changes in current assets and liabilities:
         Accounts receivable                          2,162,497       3,863,393          528,158        1,165,954
         Inventories                                    266,388      (1,395,458)       1,572,687         (782,173)
         Other current assets                           601,520         862,433        1,561,460        2,428,011
         Accounts payable                            (2,432,045)     (1,764,373)      (5,459,517)      (1,791,688)
         Accrued taxes                               (2,924,011)     (3,730,107)       1,821,582        1,138,117
         Accrued interest                             1,257,238       1,246,971            8,477          (44,526)
         Other current liabilities                      278,727        (185,098)         674,477          (86,175)
      Other, net                                        603,193        (716,568)       1,764,088       (1,684,949)
                                                  -------------   -------------   --------------   --------------
      Cash flows from operating activities            6,072,562       3,375,579       18,968,760       16,477,637
                                                  -------------   -------------   --------------   --------------

INVESTMENT ACTIVITIES:
   Additions to utility plant                        (5,757,800)     (4,505,358)     (10,734,845)      (7,686,142)
   Purchase of noncurrent investments, net           (1,646,475)       (813,104)      (3,952,467)      (3,113,800)
                                                  -------------   -------------   --------------   --------------
      Cash flows for investment activities           (7,404,275)     (5,318,462)     (14,687,312)     (10,799,942)
                                                  -------------   -------------   --------------   --------------

FINANCING ACTIVITIES:
   Common and preferred stock dividends paid         (3,292,600)     (3,216,221)      (6,585,199)      (6,432,440)
   Issuance of long-term debt                               -               -          2,265,000          400,000
   Repayment of long-term debt                         (692,500)       (435,000)        (692,500)        (435,000)
   Retirement of preferred stock                        (30,000)            -            (30,000)             -
   Commercial paper issuances                         7,800,000             -          4,000,000              -
   Commercial paper repayments                       (3,800,000)            -         (3,800,000)             -
                                                  -------------   -------------   --------------   --------------
      Cash flows for financing activities               (15,100)     (3,651,221)      (4,842,699)      (6,467,440)
                                                  -------------   -------------   --------------   --------------

DECREASE IN CASH AND CASH EQUIVALENTS                (1,346,813)     (5,594,104)        (561,251)        (789,745)
Cash and Cash Equivalents, beginning of period        3,338,174       7,903,452        2,552,612        3,099,093
                                                  -------------   -------------   --------------   --------------
CASH AND CASH EQUIVALENTS, end of period          $   1,991,361   $   2,309,348   $    1,991,361   $    2,309,348
                                                  =============   =============   ==============   ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
      Income taxes                                $   3,510,900   $   3,960,703   $    3,511,200   $    4,276,703
      Interest                                          865,903         978,727        4,260,730        4,451,716

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

(3)  Allowance for Funds Used During Construction -

     The allowance for funds used during construction includes the costs of equity and borrowed funds used to finance construction which are capitalized in accordance with rules prescribed by the FERC. For the quarters ended June 30, 1995 and 1994, allowance for equity funds was $27,852 and $3,395. For the six months ended June 30, 1995 and 1994, allowance for equity funds was $48,109 and $5,774. Allowance for borrowed funds for 1995 and 1994 was $75,305 and $7,922 for the quarters ended June 30, 1995 and 1994, and $130,071 and $13,472 for the six months ended June 30, 1995 and 1994.

(4)  Synergy Acquisition -

     On May 17, 1995, Northwestern Public Service Company through its wholly owned subsidiary, Northwestern Growth Corporation (NGC), entered into agreements to acquire Synergy Group, Inc., a retail distributor of propane serving approximately 200,000 customers in the Northeast, Mid-Atlantic, Southeast and South Central regions of the United States. NGC has also entered into agreements with Empire Gas Corporation for the management of the properties acquired.

     On July 27, 1995 the Company announced that SYN, Inc., the entity created to acquire Synergy Group, Inc. had, on July 25, 1995, entered into an agreement to sell assets related to 62 retail propane outlets from the acquired assets of Synergy.

(5)  Reclassifications -

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

     The Company has generated significant operating cash flows while continuing to maintain substantial cash reserves in the form of marketable securities. Cash flows from operating activities during the three months ended June 30, 1995 and 1994 were $6.1 million and $3.4 million, and $19.0 and $16.5 million for the six months ended June 30, 1995 and 1994. Cash equivalents and investment securities totaled $40.4 million and $40.0 million at June 30, 1995 and 1994.

     Working capital and other financial resources are also provided by lines of credit, which are generally used to support commercial paper borrowings, a primary source of short-term financing. At June 30, 1995, unused short-term lines of credit totaled $14 million.

Capital Requirements -

     The Company's primary capital requirements include the funding of its utility construction and expansion programs, the funding of debt and preferred stock retirements and sinking fund requirements, and the funding of its corporate development and investment activities.

     The emphasis of the Company's construction activities is to undertake those projects that most efficiently serve the expanding needs of its customer base, enhance energy delivery capabilities, expand its current customer base, and provide for the reliability of energy supply. Expenditures for construction activities during the three months and for the six months ended June 30, 1995 and 1994 were $5.8 million and $4.5 million and $10.7 million and $7.7 million, respectively. Capital expenditures for 1995, excluding the Synergy acquisition, are estimated to be $19.3 million with a large portion of expenditures to be spent on enhancements of the electric and gas distribution systems and completion of the operations center. Electric and natural gas related capital expenditures for the years 1995 through 1999 are estimated to be $69 million.

     Capital requirements for the mandatory retirement of long-term debt and mandatory preferred stock sinking fund redemptions totaled $600,000 during the year ended June 30, 1995, and it is expected that such mandatory retirements will be $1,080,000 in 1996, $570,000 in 1997, $20.6 million in
1998, and $13.5 million in 1999.

     The Company anticipates that future capital requirements will be met by both internally generated cash flows and available external financing.

RESULTS OF OPERATIONS:

Earnings Comparisons -

     Earnings per share for the quarter ended June 30, 1995 were $.39 compared to $.29 for the quarter ended June 30, 1994. The increase in earnings was primarily due to favorable weather patterns which resulted in increased electric and gas revenues. Gas revenues were also impacted by modest increases in gas rates. Also impacting earnings was an increase in sales and operating income from nonregulated manufacturing operations.

     Earnings per share for the year to date ended June 30, 1995 were $1.31 compared to $1.33 for the six months ended June 30, 1994. The decrease in earnings was primarily due to unfavorable weather patterns in the first quarter of 1995 which reduced electric and gas revenues, higher interest expense, and a smaller contribution from investment income. Offsetting the decrease in earnings was higher revenues and operating income from nonregulated manufacturing operations.

Electric and Gas Revenues -

     The following tables summarize the factors affecting the variations in electric and gas revenues between years:

                               Variation from      Variation from
                                 Prior Year          Prior Year
                                Three Months         Six Months
                                Ended June 30       Ended June 30
                              -------   -------   -------   -------
                               1995      1994      1995      1994
                              -------   -------   -------   -------
                                        (thousands of dollars)
Electric Revenue:

Variation in kwh sales        $   528   $   592   $    (3)  $ 1,594
Changes in rates, fuel cost
recovery, and other              (199)      (54)     (348)      (59)
                              -------   -------   -------   -------
                              $   329   $   538   $  (351)  $ 1,535
                              =======   =======   =======   =======

Gas Revenue:

Variation in mcf sales        $ 2,738   $(1,371)  $  (483)  $  (971)
Changes in rates, gas cost
recovery, and other               319       145      (307)    1,048
                              -------   -------   -------   -------
                              $ 3,057   $(1,226)  $  (790)  $    77
                              =======   =======   =======   =======

Operating Expenses -

     For the quarter ended June 30, 1995, changes in electric fuel-related costs were comparable to changes in electric revenues and gas costs increased due to increased sales. Other operating expenses increased due to higher administrative and customer service expenses. Maintenance decreases are primarily related to lower expenditures at the base-load generating plants, while depreciation increases can be attributed to an increase in utility plant. Higher income taxes are related to higher taxable income.

     For the six months ended June 30, 1995, the unfavorable first quarter weather pattern impact on electric and gas revenue resulted in comparable decreases in electric fuel-related and purchased gas costs. Other operating expenses increased due to higher administrative and customer service expenses. Lower maintenance is primarily related to less base-load generating plant cost, while higher depreciation is related to an increase in utility plant. Investment income decreased slightly while interest expense increased due to higher levels of commercial paper outstanding.

NONREGULATED OPERATIONS:

     In addition to the Company's investment portfolio of preferred stock investments, the Company holds interest in two nonregulated businesses. At June 30, 1995, Northwestern Networks, Inc. (NNI), one of the Company's wholly owned subsidiaries, held 1.1 million shares of LodgeNet Entertainment Corporation (LEC) common stock (which trades on the NASDAQ national market).

     Northwestern Systems, Inc. (NSI), one of the Company's wholly owned subsidiaries, owns Lucht, Inc., a firm that develops, manufactures, and markets multi-image photographic printers and other related equipment. Manufacturing revenues increased $2,964,000 for the three months ended June 1995 and $2,782,000 for the six months ended June 1995 as compared to the same periods in 1994. Manufacturing income increased comparably.

NORTHWESTERN PUBLIC SERVICE COMPANY
PART II



ITEM 1.   LEGAL PROCEEDINGS

     The Company is not currently involved in any pending major litigation.

ITEM 2.   CHANGES IN SECURITIES

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The election of three Directors to Class I of the Board of Directors was submitted to stockholders in the Company's proxy statement. At the annual meeting of stockholders held on May 3, 1995, the three nominees were elected, receiving the following votes: Herman Lerdal, 6,353,374; Raymond
M. Schutz, 6,361,291; and Bruce I. Smith, 6,384,277.


ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27 - Financial Data Schedule UT (SEC only)

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on May 26, 1995 to announce that Northwestern Public Service Company through its wholly-owned subsidiary, Northwestern Growth Corporation (NGC), entered into agreements on May 17, 1995 to acquire Synergy Group, Inc., a retail distributor of propane serving approximately 200,000 customers in the Northeast, Mid-Atlantic, Southeast and South Central regions of the United States. NGC has also entered into agreements with Empire Gas Corporation for the management of the properties acquired.

     The Company also filed a report on Form 8-K on July 27, 1995 to announce that SYN, Inc., the entity created to acquire Synergy Group, Inc. had, on July 25, 1995, entered into an agreement to sell assets related to 62 retail propane outlets from the acquired assets of Synergy.

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

                                   NORTHWESTERN PUBLIC SERVICE COMPANY
                                   -----------------------------------
                                             (Registrant)


Date:     August 4, 1995           /s/ R. A. Thaden
                                   ------------------------------------
                                   Treasurer



Date:     August 4, 1995           /s/ A. D. Dietrich
                                   -----------------------------------
                                   Vice President-Corporate Services
                                   and Corporate Secretary