Form 10-Q
period 1995-09-30
NORTHWESTERN PUBLIC SERVICE CO
filed 1995-11-14
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q


(MARK ONE)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

Common Stock, Par Value $3.50
8,877,232 shares outstanding at November 3, 1995
Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust, Liquidation Amount $25.00
1,300,000 shares outstanding at November 3, 1995

INDEX



                                                           Page
Part I.  Financial Information

         Consolidated Balance Sheet -
            September 30, 1995 and December 31, 1994

         Consolidated Statement of Income -
            Three months and nine months
            ended September 30, 1995 and 1994

         Consolidated Statement of Cash Flows
            Three months and nine months
            ended September 30, 1995 and 1994

         Notes to Consolidated Financial Statements

         Management's Discussion of Financial Condition and Results of Operations


Part II. Other Information


Signatures

     NORTHWESTERN PUBLIC SERVICE COMPANY
         CONSOLIDATED BALANCE SHEET

                                             September 30      December 31,
                                             1995              1994
                   ASSETS                       (unaudited)
                                             --------------    --------------
PROPERTY:
   Electric                                  $  331,018,027    $  321,153,724
   Gas                                           71,845,658        67,213,487
   Propane                                       68,142,759                -
   Manufacturing                                  2,016,027         1,558,484
                                             --------------    --------------
                                                473,022,471       389,925,695
   Less-Accumulated depreciation                146,814,866       139,381,075
                                             --------------    --------------
                                                326,207,605       250,544,620
                                             --------------    --------------
CURRENT ASSETS:
   Cash and cash equivalents                      8,896,350         2,552,612
   Accounts receivable, net                      21,028,194        12,255,483
   Fuel, at average cost                          3,226,209         4,886,572
   Inventories, materials and supplies            4,984,275         4,686,771
   Manufacturing inventories                      5,321,241         5,064,859
   Propane inventories                            7,796,806                -
   Deferred gas costs                               875,342         3,029,688
   Other                                          6,140,517         3,694,912
                                             --------------    --------------
                                                 58,268,934        36,170,897
                                             --------------    --------------
OTHER ASSETS:
   Investments                                   53,198,833        46,237,912
   Deferred charges and other                    26,037,443        22,881,641
   Goodwill, net                                 54,250,411         3,230,570
                                             --------------    --------------
                                                133,486,687        72,350,123
                                             --------------    --------------
                                             $  517,963,226    $  359,065,640
                                             ==============    ==============
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
   Common stock equity-
      Common stock                           $   31,070,314    $   26,870,312
      Additional paid-in capital                 55,595,029        29,922,847
      Retained earnings                          57,833,676        55,373,112
      Unrealized gain on investments, net         6,308,088         2,538,669
                                             --------------    --------------
                                                150,807,107       114,704,940
   Cumulative preferred stock-
      Nonredeemable                               2,600,000         2,600,000
      Reedemable                                  2,510,000            40,000
   Company-Obligated Mandatorily Redeemable
      Preferred Securities of Subsidiary Trust   32,500,000                -
   Long-term debt                               190,375,158       127,052,500
                                             --------------    --------------
                                                378,792,265       244,397,440
                                             --------------    --------------
CURRENT LIABILITIES:
   Commercial paper                              10,000,000         9,800,000
   Long-term debt due within one year               570,000           570,000
   Accounts payable                              16,288,632        13,139,557
   Accrued taxes                                  7,304,001         6,740,035
   Accrued interest                               2,443,432         2,915,084
   Other                                          8,691,212         6,039,430
                                             --------------    --------------
                                                 45,297,277        39,204,106
                                             --------------    --------------
DEFERRED CREDITS:
   Accumulated deferred income taxes             40,662,946        37,328,539
   Unamortized investment tax credits            10,160,930        10,584,830
   Other                                         43,049,808        27,550,725
                                             --------------    --------------
                                                 93,873,684        75,464,094
                                             --------------    --------------
                                             $  517,963,226    $  359,065,640
                                             ==============    ==============
The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


 NORTHWESTERN PUBLIC SERVICE COMPANY
  CONSOLIDATED STATEMENT OF INCOME
             (unaudited)

                                     Three Months Ended              Nine Months Ended
                                     September 30                    September 30
                                     1995            1994            1995            1994
                                     -------------   -------------   -------------   -------------
OPERATING REVENUES:
   Electric                          $  21,590,816   $  19,387,455   $  57,336,533   $  55,484,438
   Gas                                   6,286,139       5,376,641      47,132,611      47,013,129
   Manufacturing                         7,434,763       5,430,697      21,704,211      16,918,202
   Propane                              10,235,994              -       10,235,994              -
                                     -------------   -------------   -------------   -------------
                                        45,547,712      30,194,793     136,409,349     119,415,769
                                     -------------   -------------   -------------   -------------
OPERATING EXPENSES:
   Fuel for elec. gen./purch. pwr.       4,476,150       3,833,946      11,390,431      11,176,206
   Purchased gas sold                    6,770,924       6,332,986      34,691,748      35,762,490
   Other operating expenses              5,110,543       5,189,623      16,467,683      15,972,568
   Manufacturing costs                   6,559,949       4,799,098      18,947,978      15,080,715
   Propane costs                         8,751,239              -        8,751,239              -
   Maintenance                           1,413,723       1,594,886       4,313,996       4,802,707
   Depreciation and amortization         3,921,784       3,036,942      10,354,719       9,056,728
   Property and other taxes              1,635,281       1,613,855       4,974,955       4,825,202
                                     -------------   -------------   -------------   -------------
                                        38,639,593      26,401,336     109,892,749      96,676,616
                                     -------------   -------------   -------------   -------------
OPERATING INCOME:
   Electric                              8,911,785       7,231,608      20,998,202      19,373,281
   Gas                                  (3,624,566)     (4,069,750)      2,189,578       1,528,385
   Manufacturing                           767,233         631,599       2,475,153       1,837,487
   Propane                                 853,667              -          853,667              -
                                     -------------   -------------   -------------   -------------
                                         6,908,119       3,793,457      26,516,600      22,739,153

INVESTMENT INCOME AND OTHER              1,258,498         546,304       2,402,612       2,051,001
INTEREST EXPENSE, net                   (3,101,806)     (2,462,505)     (8,183,633)     (7,293,762)
                                     -------------   -------------   -------------   -------------
INCOME BEFORE INCOME TAXES               5,064,811       1,877,256      20,735,579      17,496,392

INCOME TAXES                            (1,925,233)       (547,103)     (7,444,628)     (5,905,694)
                                     -------------   -------------   -------------   -------------
NET INCOME                               3,139,578       1,330,153      13,290,951      11,590,698

DIVIDENDS ON PREFERRED SECURITIES         (472,367)        (29,775)       (531,917)        (90,111)
                                     -------------   -------------   -------------   -------------
EARNINGS ON COMMON STOCK             $   2,667,211   $   1,300,378   $  12,759,034   $  11,500,587
                                     =============   =============   =============   =============

WEIGHTED AVERAGE SHARES                  8,277,232       7,677,232       7,875,034       7,677,232

EARNINGS PER AVERAGE COMMON SHARE    $        0.32   $        0.17   $        1.62   $        1.50
                                     =============   =============   =============   =============

DIVIDENDS PER SHARE OF COMMON STOCK  $       0.456   $       0.415   $       1.308   $       1.245
    (Footnote 6)                     =============   =============   =============   =============

The accompanying notes to consolidated financial statements are an integral part of these statements.




       NORTHWESTERN PUBLIC SERVICE COMPANY
       CONSOLIDATED STATEMENT OF CASH FLOWS
                   (unaudited)

                                                  Three Months Ended               Nine Months Ended
                                                  September 30                     September 30
                                                  1995             1994            1995             1994
                                                  -------------    -------------   --------------   --------------
OPERATING ACTIVITIES:
   Net income                                     $    3,139,578   $   1,330,153   $   13,290,951   $   11,590,698
   Items not requiring cash:
    Depreciation and amortization                      3,921,784       3,036,942       10,354,719        9,056,728
    Deferred income taxes, net                         1,109,086       1,311,134        1,304,722        1,450,269
    Investment tax credit                               (141,300)       (142,200)        (423,900)        (426,600)
    Changes in current assets and liabilities, net
     of effects from purchase of Synergy Group, Inc.:
      Accounts receivable                              2,429,131       2,276,078        2,957,289        3,442,032
      Inventories                                        449,904        (663,857)       2,022,591       (1,446,030)
      Other current assets                              (398,639)       (122,255)       1,162,821        2,305,756
      Accounts payable                                 4,160,868        (372,668)      (1,298,649)      (2,164,356)
      Accrued taxes                                   (1,009,616)     (3,458,610)         811,966       (2,320,493)
      Accrued interest                                  (562,129)     (1,227,514)        (553,652)      (1,272,040)
      Other current liabilities                       (2,228,737)       (195,138)      (1,554,260)        (281,313)
    Debt and acquisition related costs                (6,063,261)             -        (6,063,261)              -
    Other, net                                        (1,874,546)     (2,753,612)        (110,454)      (4,438,561)
                                                  -------------    -------------   --------------   --------------
      Cash flows from(for) operating activities        2,932,123        (981,547)      21,900,883       15,496,090
                                                  -------------    -------------   --------------   --------------

INVESTMENT ACTIVITIES:
   Additions to plant                                 (6,838,834)     (6,127,126)     (17,573,679)     (13,813,268)
   Sale (purchase) of noncurrent investments, net     (3,008,454)      5,537,956       (6,960,921)       2,424,156
   Purchase of net assets, net of cash acquired     (104,925,656)             -      (104,925,656)              -
                                                  -------------    -------------   --------------   --------------
      Cash flows for investment activities          (114,772,944)       (589,170)    (129,460,256)     (11,389,112)
                                                  -------------    -------------   --------------   --------------

FINANCING ACTIVITIES:
   Dividends on common and preferred securities       (4,245,188)     (3,215,827)     (10,830,387)      (9,648,267)
   Issuance of long-term debt                         60,000,000              -        62,265,000          400,000
   Repayment of long-term debt                          (594,445)       (242,500)      (1,286,945)        (677,500)
   Issuance of preferred securities of
      subsidiary trust                                31,213,261              -        31,213,261               -
   Issuance of preferred stock                         2,500,000              -         2,500,000               -
   Retirement of preferred stock                              -          (30,000)         (30,000)         (30,000)
   Issuance of common stock                           29,872,182              -        29,872,182               -
   Commercial paper issuances                          3,000,000       4,500,000        7,000,000        4,500,000
   Commercial paper repayments                        (3,000,000)             -        (6,800,000)              -
                                                  -------------    -------------   --------------   --------------
      Cash flows from(for) financing activities      118,745,810       1,011,673      113,903,111       (5,455,767)
                                                  -------------    -------------   --------------   --------------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS        6,904,989        (559,044)       6,343,738       (1,348,789)
Cash and Cash Equivalents, beginning of period         1,991,361       2,309,348        2,552,612        3,099,093
                                                  -------------    -------------   --------------   --------------
CASH AND CASH EQUIVALENTS, end of period          $    8,896,350   $   1,750,304   $    8,896,350   $    1,750,304
                                                  =============    =============   ==============   ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for:
      Income taxes                                $      996,000   $   1,676,516   $    4,507,200   $    5,953,219
      Interest                                         3,326,511       3,468,706        7,587,241        7,920,422

The accompanying notes to consolidated financial statements are an integral part of these statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Reference is made to Notes to Financial Statements included in the Company's Annual Report)


(1)  Management's Statement -

     The financial statements included herein have been prepared by Northwestern Public Service Company (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report to stockholders.

(2)  Subsidiaries and Principles of Consolidation -

     The consolidated financial statements include the accounts of all wholly and majority owned subsidiaries. All significant intercompany transactions have been eliminated.

(3)  Allowance for Funds Used During Construction -

     The allowance for funds used during construction includes the costs of equity and borrowed funds used to finance construction which are capitalized in accordance with rules prescribed by the FERC. For the quarters ended September 30, 1995 and 1994, allowance for equity funds was $38,032 and $4,622. For the nine months ended September 30, 1995 and 1994, allowance for equity funds was $86,140 and $10,395. Allowance for borrowed funds for 1995 and 1994 was $102,827 and $10,784 for the quarters ended September 30, 1995 and 1994, and $232,898 and $24,255 for the nine months ended September 30, 1995 and 1994.

(4)  Synergy Acquisition -

     On May 17, 1995, the Company through its wholly owned subsidiary, Northwestern Growth Corporation, (NGC), entered into agreements to acquire Synergy Group, Inc. (Synergy), a retail distributor of propane serving approximately 200,000 customers in the Northeast, Mid-Atlantic, Southeast and South Central regions of the United States. NGC also entered into agreements with Empire Gas Corporation for the joint oversight and management of the properties acquired.
     On July 27, 1995, SYN Inc., the entity created by the Company to acquire Synergy, entered into an agreement to sell assets related to 62 retail propane outlets from the acquired assets of Synergy to an unrelated third party. The sale of certain assets occurred at a price that resulted in no gain or loss being recorded.

     Effective August 15, 1995, the Company completed the acquisition of Synergy. The acquisition was accounted for as a purchase. The total purchase price was comprised of consideration paid of $104.9 million, certain securities issued, certain liabilities assumed including long-term debt of $2.3 million, and transaction related costs, all of which is net of the proceeds realized from the sale of certain outlets as discussed above. The cost in excess of fair value of the net assets acquired of $50.6 million has been classified as goodwill and is being amortized on a straight-line method over 40 years. The allocation of the purchase price to the acquired assets and liabilities of Synergy was based on preliminary estimated fair value of the related assets and liabilities and is subject to adjustment as further information becomes available. Additionally, the amount paid at closing was based on a working capital component as defined in the purchase agreement and to the extent the determination of the working capital component as of the closing date differs from the interim working capital component along with certain other contingent purchase considerations, the purchase price will be increased or decreased accordingly.

     The acquisition of Synergy was made in association with Empire Gas Corporation, a large propane distribution company headquartered in Lebanon, Missouri, which has a management team experienced in the retail propane distribution business. Additional information regarding the management agreement between NGC and Empire Gas Corporation as discussed above is incorporated herein by reference to previously filed Form 8-K's.

(5)  Financings Related to Synergy Acquisition -

     In financing the Synergy acquisition, the Company issued $60 million of Mortgage Bonds, 7.10% Series due August 1, 2005, $32.5 million of 8 1/8% Preferred Securities of Subsidiary Trust, and 1.2 million shares of Common Stock. The amounts indicated are before any discounts, underwriting fees, and any other costs related to issuing these types of securities.
 (6) Common Stock Dividends -

     Dividends per share of common stock were calculated as follows:

                        Three Months                     Nine Months
                      Ended September 30             Ended September 30
                    ----------     ----------     -----------    ----------
                       1995           1994           1995           1994
                    ----------     ----------     -----------    ----------

Total Common Stock
   Dividends Paid   $3,772,824     $3,186,051     $10,298,471    $9,558,154

Average Common
   Shares            8,277,232      7,677,232       7,875,034     7,677,232
                    ----------     ----------     -----------    ----------
Dividends Per Share      $.456          $.415          $1.308        $1.245
                    ==========     ==========     ===========    ==========

     The three and nine months period ended September 30, 1995, include a dividend on the 1.2 million shares of common stock issued during the third quarter at the current quarterly dividend rate of $.425.

(7)  Reclassifications -

     Certain 1994 amounts have been reclassified to conform to the 1995 presentation. Such reclassifications had no impact on net income and common stock equity as previously reported.

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS




FINANCIAL CONDITION:

Liquidity and Capital Resources -

     The Company has a high degree of long-term liquidity through the generation of operating cash flows, the availability of substantial cash and investment balances, and a sound capital structure. In addition, the Company has adequate capacity for additional financing and has maintained its liquidity position through favorable bond ratings from Moody's Investors Service at A2, Standard & Poor's at A, and Fitch Investors Service at A.

     The Company has generated significant operating cash flows while continuing to maintain substantial cash and investment balances in the form of marketable securities. Cash flows from operating activities during the nine months ended September 30, 1995 and 1994 were $21.9 million and $15.5 million. Cash equivalents and investment securities totaled $49.2 million and $39.4 million at September 30, 1995 and 1994.

     Working capital and other financial resources are also provided by lines of credit, which are generally used to support commercial paper borrowings, a primary source of short-term financing. At September 30, 1995, unused short-term lines of credit totaled $75.0 million. The Company is limited in the amount of short-term financing that can be used by provisions in its corporate charter. This amount can be greater or less than the lines of credit available.

     During the third quarter, the Company issued $60 million of Mortgage Bonds, 7.10% Series due August 1, 2005, $32.5 million of 8 1/8% Preferred Securities of Subsidiary Trust, and 1.2 million shares of Common Stock. These securities were issued primarily to fund the Synergy acquisition.

Capital Requirements -

     The Company's primary capital requirements include the funding of its energy business construction and expansion programs, the funding of debt and preferred stock retirements and sinking fund requirements, and the funding of its corporate development and investment activities.

     The emphasis of the Company's construction activities is to undertake those projects that most efficiently serve the expanding needs of its customer base, enhance energy delivery capabilities, expand its current customer base, and provide for the reliability of energy supply. Expenditures for construction activities during the three months and for the nine months ended September 30, 1995 and 1994 were $6.8 million and $6.1 million and $17.6 million and $13.8 million, respectively. Capital expenditures for 1995, excluding the Synergy acquisition, are estimated to be $19.3 million with a large portion of expenditures to be spent on enhancements of the electric and gas distribution systems and completion of the operations center. Electric and natural gas related capital expenditures for the years 1995 through 1999 are estimated to be $69 million. Propane related capital expenditures for the partial year 1995 and years 1996 through 1999 are estimated to be $17 million.

     Capital requirements for the mandatory retirement of long-term debt and mandatory preferred stock sinking fund redemptions totaled $600,000 during the year ended September 30, 1995, and it is expected that such mandatory retirements will be $1,080,000 in 1996, $570,000 in 1997, $20.6 million in 1998, and $13.5 million in 1999.

     The Company anticipates that future capital requirements will be met by both internally generated cash flows and available external financing.

RESULTS OF OPERATIONS:

Earnings Comparisons -

     Earnings per share for the quarter ended September 30, 1995 were $.32 compared to $.17 for the quarter ended September 30, 1994. The increase in earnings was primarily due to favorable weather patterns which resulted in increased electric and gas revenues. Gas revenues were also impacted by modest increases in gas rates. Also impacting earnings was an increase in sales and operating income from nonregulated manufacturing operations. Offsetting the increase in earnings was higher interest expense related to the issuance of securities in conjunction with the financing of the Synergy acquisition.

     Earnings per share for the year to date ended September 30, 1995 were $1.62 compared to $1.50 for the nine months ended September 30, 1994. The increase in earnings was primarily due to favorable weather patterns in the second and third quarters of 1995 which resulted in increased electric and gas revenues. Also impacting earnings were higher revenues and operating income from nonregulated manufacturing operations. Offsetting the increase in earnings was higher interest expense related to the issuance of securities in conjunction with the financing of the Synergy acquisition.



     The operating results for the quarter and nine months ended September 1995 include propane revenues and expenses related to the acquisition of Synergy Group, Inc. effective August 15, 1995. Operating income from propane was $854,000 on revenues of $10.2 million. Synergy's operating income and cash flows are influenced by a number of factors, particularly weather. The acquisition was completed in the summer which traditionally is a loss period in the propane industry. The majority of propane revenues and operating income will occur in the first and fourth quarters when propane is heavily used for residential and commercial heating.

Electric and Gas Revenues -

     The following tables summarize the factors affecting the variations in electric and gas revenues between years:

                               Variation from      Variation from
                                 Prior Year          Prior Year
                                Three Months         Nine Months
                              Ended September 30  Ended September 30
                              -------   -------   -------   -------
                               1995      1994      1995      1994
                              -------   -------   -------   -------
                                        (thousands of dollars)
Electric Revenue:

Variation in kwh sales        $ 2,459   $ 1,129   $ 2,456   $ 2,723
Changes in rates, fuel cost
recovery, and other              (256)     (383)     (604)     (442)
                              -------   -------   -------   -------
                              $ 2,203   $   746   $ 1,852   $ 2,281
                              =======   =======   =======   =======

Gas Revenue:

Variation in mmbtu sales      $   370   $  (560)  $  (113)  $(1,530)
Changes in rates, gas cost
recovery, and other               539       142       232     1,190
                              -------   -------   -------   -------
                              $   909   $  (418)  $   119   $  (340)
                              =======   =======   =======   =======

Operating Expenses -

     For the quarter ended September 30, 1995, changes in electric fuel-related costs were comparable to changes in electric revenues and gas costs increased due to increased sales. Maintenance expense decreases are primarily related to lower expenditures at the base-load generating plants, while depreciation increases can be attributed to an increase in utility plant and to the effect of assets purchased as a result of the Synergy acquisition. Higher income taxes are related to higher taxable income.

     For the nine months ended September 30, 1995, the favorable second and third quarters weather pattern impact on electric and gas revenue resulted in comparable increases in electric fuel-related and purchased gas costs. Other operating expenses increased due to higher customer service expenses. Lower maintenance expense is primarily related to less base-load generating plant cost, while higher depreciation is related to an increase in utility plant and the addition of assets as a result of the Synergy acquisition. Investment income increased while interest expense and preferred securities expense increased due primarily to securities that were issued in conjunction with financing of the Synergy acquisition.

NONREGULATED OPERATIONS:

     In addition to the Company's investment portfolio of preferred stock investments, the Company holds interests in three nonregulated businesses. At September 30, 1995, Northwestern Networks, Inc. (NNI), one of the Company's wholly owned subsidiaries, held 1.0 million shares of LodgeNet Entertainment Corporation (LEC) common stock (which trades on the NASDAQ national market).

     Northwestern Systems, Inc. (NSI), one of the Company's wholly owned subsidiaries, owns Lucht, Inc., a firm that develops, manufactures, and markets multi-image photographic printers and other related equipment. Manufacturing revenues increased $2.0 million for the three months ended September 1995 and $4.8 million for the nine months ended September 1995 as compared to the same periods in 1994. Manufacturing income increased comparably. The increase in revenues for both periods is due primarily to acquisitions that have occurred. Also impacting operating results was an increase in sales of existing product lines.

     Northwestern Growth, Inc. (NGC), one of the Company's wholly owned subsidiaries, has debt and preferred stock investments and owns majority control of SYN Inc., the entity created to acquire Synergy. Synergy is a retail distributor of propane serving over 150,000 customers in the Northeast, Mid-Atlantic, Southeast and South Central regions of the United States. The customer count reflects the effect of the sale of certain outlets to an unrelated third party. Synergy generated revenue of $10.2 million and operating income of $854,000 for the period from August 15, 1995, the date of the acquisition, through September 30, 1995.

                    NORTHWESTERN PUBLIC SERVICE COMPANY
                                  PART II



ITEM 1.   LEGAL PROCEEDINGS

     The Company is not currently involved in any pending major litigation.

ITEM 2.   CHANGES IN SECURITIES

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.   OTHER INFORMATION

     The Company obtained a full release of the 1940 Mortgage Indenture and all Supplemental Indentures to that Indenture, from the Chase Manhattan Bank (N.A.) and Charles Heinzelmann, Trustee. That release leaves the 1993 General Mortgage Indenture and Deed of Trust as the only lien upon the operating property of the Company. The three series of bonds outstanding under the 1940 Mortgage Indenture were exchanged for comparable bonds under the 1993 General Mortgage Indenture and Deed of Trust.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 3(ii) - By Laws of the Company, amended as of November 1, 1995

     Exhibit 27 - Financial Data Schedule UT (SEC only)

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on July 27, 1995 to announce that SYN Inc., the entity created to acquire Synergy Group, Inc. had, on July 25, 1995, entered into an agreement to sell assets related to 62 retail propane outlets from the acquired assets of Synergy.

     The Company also filed a report on Form 8-K on August 29, 1995 to report the closing of the Synergy acquisition and of the sale of assets to Empire Energy Corporation, and to report the issuance and sale of 1.2 million shares of the Company's Common Stock; $33.5 million of 8 1/8% Junior Subordinated Deferrable Interest Debentures due September 30, 2025 (issued in relation to the issuance by NWPS Capital of $32.5 million of 8 1/8% Trust Preferred Capital Securities); and $60 million of Mortgage Bonds 7.10% Series due August 1, 2005, used for the acquisition.

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

                                   NORTHWESTERN PUBLIC SERVICE COMPANY
                                   -----------------------------------
                                             (Registrant)


Date:     Nov. 13, 1995            /s/ R. A. Thaden
                                   ------------------------------------
                                   Treasurer



Date:     Nov. 13, 1995            /s/ A. D. Dietrich
                                   -----------------------------------
                                   Vice President-Corporate Services
                                   and Corporate Secretary