Form 10-K
period 1995-12-31
NORTHWESTERN PUBLIC SERVICE CO
filed 1996-04-01
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
      WASHINGTON, D.C.  20549

             FORM 10-K

(Mark One)
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (Fee required)
For the fiscal year ended December 31, 1995
     or
(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (No fee required)
For the transition period from _______________ to _______________

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

   Common Stock, $3.50 par value              New York Stock Exchange
Company Obligated Mandatorily Redeemable      New York Stock Exchange
Security of Trust Holding Solely Parent
Debentures, $25.00 liquidation amount
       (Title of each class)                  (Name of each exchange
                                               on which registered)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     (  )

State the aggregate market value of the voting stock held by nonaffiliated of the registrant:

$258,181,300 as of February 15, 1996

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

   Common Stock, Par Value $3.50
8,920,122 shares outstanding at February 15, 1996

DOCUMENTS INCORPORATED BY REFERENCE:
1995 Annual Report to Stockholders . . . . . . . . Parts I and II
Proxy Statement for 1996 Annual Meeting . . . . . . . . Parts I and III

PART I

ITEM 1.   BUSINESS


GENERAL DEVELOPMENT OF BUSINESS

     Northwestern Public Service Company (Company) is an energy distribution company with core operations engaged in the electric, natural gas, and propane businesses. The Company generates and distributes electric energy to 55,310 customers in more than 100 communities and adjacent rural areas located in eastern South Dakota. The Company also purchases, distributes, sells, and transports natural gas to 76,464 customers in four communities in Nebraska and more than 50 communities in eastern South Dakota.

     In August 1995, the Company acquired Synergy Group, Inc., a retail propane distributor with operations in the eastern and south-central regions of the United States. Late in 1995, two smaller propane companies were acquired: Myers Propane Gas Company and Western Gas. Propane complements the Company's electric and natural gas distribution businesses and adds geographical diversity to its operations with 184,500 customers in 17 states.

     Through its other subsidiaries, the Company is engaged in additional nonregulated operations as more fully discussed in the section entitled "Nonregulated Operations". The Company was incorporated under the laws of the State of Delaware in 1923 and is qualified to conduct its utility business in the states of South Dakota, Nebraska, Iowa, and North Dakota. The Company does not serve any utility customers in North Dakota or Iowa. The Company has its principal office at 33 Third Street SE, Huron, South Dakota 57350-1318. Its telephone number is 605-352-8411.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Financial information about industry segments is incorporated by reference to Note 11 of the "Notes to Consolidated Financial Statements" on page 17 of the financial section of the Company's 1995 Annual Report to Stockholders, filed as an Exhibit hereto.

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

     Unlike the Company's electric and natural gas businesses, propane distribution rates and service areas are unregulated. In an unregulated business such as propane, the Company is competing against a number of other distributors. There are, however, certain inherent barriers for customers to overcome in switching from one propane delivery service provider to another. The Company believes that its ownership of propane storage tanks installed at customers' premises, together with safety regulations which prohibit other propane distributors from filling the propane tanks and cylinders at the customers' premises, promotes long-standing relationships which are typical in the retail propane industry. The cost and inconvenience of switching tanks tend to minimize the switching by customers among suppliers on the basis of minimal price variations. Conversely, it also makes it more difficult for the Company to acquire new customers, other than through acquisitions, in areas where there are existing relationships between potential customers and other distributors.

     Weather patterns have a material impact on the Company's operating performance for all three segments of its energy business. This impact is particularly relevant for natural gas and propane. Because natural gas and propane are heavily used for residential and commercial heating, the demand for these products depends upon weather patterns throughout the Company's service area. With a larger proportion of its operations related to seasonal natural gas and propane sales in the future, the distribution of the Company's quarterly operating performance will be different than in historical periods. A significantly greater portion of the Company's future operating income is expected to be recognized in the first and fourth quarters related to higher revenues from the heating season. Operating income for the second and third quarters is expected to be significantly less than historical periods.

ELECTRIC BUSINESS

     ELECTRIC SALES. On a consolidated basis, 37% of the Company's 1995 operating revenues were from the sale of electric energy. All of the Company's electric revenues are derived from customers in South Dakota.

     The Company has relatively few large customers in its service territory. By customer category, 35% of 1995 total electric sales was from residential sales, 53% was from commercial and industrial sales, 1% was from street lighting and sales to public authorities, and 11% was from sales for resale.

     Sales for resale primarily include power pool sales to other utilities. Power pool sales fluctuate from year to year depending on a number of factors including the Company's availability of excess short-term generation and the ability to sell the excess power to other utilities in the power pool. The Company also sells power and energy at wholesale to certain municipalities for resale and to various governmental agencies. In 1995, these sales accounted for less than 1% of total electric sales.

     CAPABILITY AND DEMAND. The Company shares in the ownership of the Big Stone Generating Plant (Big Stone), located near Big Stone City in northeastern South Dakota. In North Dakota, the Company maintains transmission facilities to interconnect with electric transmission lines of other utilities and shares in the ownership of the Coyote I Electric Generating Plant (Coyote), located near Beulah, North Dakota. In Iowa, the Company shares in the ownership of Neal Electric Generating Unit #4 (Neal), located near Sioux City, Iowa.

     At December 31, 1995, the aggregate net summer peaking capacity of all Company-owned electric generating units was 308,912 kw, consisting of 105,043 kw from Big Stone (the Company's 23.4% share), 42,700 kw from Coyote (the Company's 10.0% share), 54,169 kw from Neal (the Company's 8.7% share), and 107,000 kw from internal combustion turbine units and small diesel units, used primarily for peaking purposes. In addition to those plant facilities, the Company entered into an agreement in 1995 to purchase up to 17,250 kw of firm capacity from Basin Electric Cooperative to assist in meeting peak capacity demands. The Company has also contracted with Nebraska Public Power District to purchase various amounts of firm capacity to further assist in supplying peak energy demands.

     The Company is a summer peaking utility. The 1995 peak demand of 272,722 occurred on August 8, 1995. Total system capability at the time of peak was 326,162 kw. The reserve margin for 1995 was 20%. The minimum reserve margin requirement as determined by the members of the Mid-Continent Area Power Pool (MAPP), of which the Company is a member, is 15%.

     MAPP is an area power pool arrangement consisting of utilities and power suppliers having transmission interconnections located in a 9-state area in the North Central region of the United States and in two Canadian provinces. The objective of MAPP is to accomplish coordination of planning and operation of generation and interconnecting transmission facilities to provide reliable and economical electric service to members' customers, consistent with reasonable utilization of natural resources and protection of the environment. While benefiting from the advantages of the planning, coordination, and operations of MAPP, each member has the right and obligation to own or otherwise provide the facilities to meet its own requirements. The terms and conditions of the MAPP agreement and transactions between MAPP members are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC). The MAPP agreement was accepted for filing by the FERC effective 1972. The Company also has interconnections with the transmission facilities of Otter Tail Power Company, Montana-Dakota Utilities Co., Northern States Power Company, and Western Area Power Administration; and has emergency interconnections with transmission facilities of East River Electric Cooperative, Inc. and West Central Electric Cooperative. These interconnections and pooling arrangements enable the Company to arrange purchases or sales of substantial quantities of electric power and energy with other pool members and to participate in the benefits of pool arrangements.

     The Company has finalized an integrated resource plan to identify how it will meet the energy needs of its customers. The plan includes estimates of customer usage and programs to provide for economic, reliable, and timely supplies of energy. The plan does not anticipate the need for additional baseload generating capacity for at least the next ten years.

     FUEL SUPPLY. Lignite and sub-bituminous coal were utilized by the Company as fuel for virtually all of the electric energy generated during 1995. North Dakota lignite is the primary fuel at Coyote. The Company burned North Dakota lignite coal at Big Stone for the majority of 1995. For the remainder of 1995, however, Big Stone was switched over to Montana sub-bituminous coal as a result of a new supply contract executed late in 1994. During 1995, the average heating value of lignite burned was 6,165 BTU per pound at Big Stone and 6,974 BTU per pound at Coyote. The sulfur content of this lignite is typically between 0.8% and 1.2%. The Montana sub-bituminous coal burned at Big Stone contained an average heating value of 8,825 BTU per pound and a sulfur content between 0.55% and 0.75%. Neal burned Wyoming sub-bituminous coal which had an average heating value of 8,491 BTU per pound during 1995. Typically, the sulfur content of this coal is between 0.30% and 0.40%.

     The Company's fuel costs have remained relatively stable. The average cost by type of fuel burned is shown below for the periods indicated:

                               Cost Per Million BTU    % of 1995
                              Year Ended December 31   Megawatt
                              ----------------------     Hours
Fuel Type                     1993      1994    1995   Generated
                              -----     -----   ----   ---------
Lignite - Big Stone           $1.12     $1.10   $1.09      33%
Sub-bituminous-Big Stone        -         -      1.00      12%
Lignite - Coyote**              .84       .86     .83      25%
Sub-bituminous-Neal             .76       .74     .76      29%
Natural Gas                    2.37      2.21    1.80       *
Oil                            3.90      3.90    3.96       *

      *Combined for approximately one percent.
     **Includes pollution control reagent.

     During 1995, the average delivered cost per ton of lignite was $13.54 to Big Stone and $10.91 to Coyote. The average cost per ton of sub-bituminous coal received at Big Stone for the partial year 1995 was $18.01. The average cost for coal delivered to Neal was $12.49 per ton for 1995. Such amounts include severance taxes imposed by the states of North Dakota and Montana and a production tax imposed by the state of Wyoming. While the effect on the Company's fuel costs of future changes in severance or production taxes cannot be predicted, any changes in the Company's fuel costs may be passed on to its customers through the operation of the fuel adjustment clause. This feature of the Company's electric rates is more fully discussed in the section entitled "Regulation".

     The continued delivery of lignite and sub-bituminous coal to the three large steam generating units in which the Company is part owner is reasonably assured by contracts covering various periods of the operating lives of these units. Following bid evaluations of coal supplies for Big Stone, a contract for Montana sub-bituminous coal was executed late in 1994 for the period of mid-1995 through 1999. Further evaluations will be conducted during the contract term to select a coal supply for periods beyond 1999. The contract for delivery of lignite to Coyote, which expires in 2016, provides for an adequate fuel supply for the estimated economic life of that plant. Neal receives Wyoming sub-bituminous coal under a long-term contract which expires in 1998. In the near future, the Company, along with the other owners of Neal, will begin to study options for the supply of coal for periods beyond the expiration date.

     Following test burns in 1990 and 1991, the owners of the Big Stone Plant received approval from the South Dakota Department of Environment and Natural Resources to burn tire derived fuel (TDF) and refuse derived fuel
(RDF). The quantity of TDF and RDF that was burned in 1995 and that is expected to be burned in 1996 is insignificant when compared to total coal consumption at the plant.

     The fossil fuel supplies for Big Stone and Neal are delivered via unit trains belonging to the respective plants' owners and locomotives of the Burlington Northern Railroad and the Union Pacific Railroad, respectively. The lignite supply for Coyote is delivered via conveyor at this "mine-mouth" plant. In early 1996, the Company and its partners at Big Stone executed a fifteen year operating lease agreement for unit train cars.
This agreement will be effective late in 1996. The current unit train cars will ultimately be sold to another third party independent of the leasing transaction.

     While the Company has no firm contract for diesel fuel for its other electric generating plants, it has been able to purchase its diesel fuel requirements in recent years from local suppliers and currently has in storage an amount adequate to satisfy its normal requirements for such fuel.

     Additional information relating to jointly owned plants is incorporated by reference to Note 7 of the "Notes to Consolidated
Statements" on page 15 of the financial section of the Company's 1995 Annual Report to Stockholders filed as an Exhibit hereto.

NATURAL GAS BUSINESS

     NATURAL GAS SALES AND DEMAND. On a consolidated basis, 31% of the Company's 1995 operating revenues were from the sale of natural gas energy. During 1995, the Company derived 54% of its natural gas revenues from South Dakota and 46% from Nebraska. The Company's peak daily sendout was 108,700 MMBTU.

     CAPABILITY AND SUPPLY. The Company owns and operates natural gas distribution systems serving 37,330 customers in eastern South Dakota. In 1995, the Company executed a service agreement with Cibola Energy Services Corporation (Cibola) whereby Cibola coordinates supply and transportation services. The agreement with Cibola to provide capacity supplemented with peak shaving capacity allows the Company to meet its peak day system needs. This agreement provides for firm deliverable pipeline capacity of approximately 49,300 MMBTU per day in South Dakota.

     In Nebraska, the Company owns and operates natural gas distribution systems serving 39,134 retail customers in the village of Alda and the cities of Grand Island, Kearney, and North Platte, Nebraska. The Company purchases all of its natural gas for these systems through KN Gas Marketing, Inc. (KN) under a service agreement entered in 1995 whereby KN coordinates supply and transportation services. This agreement provides for firm deliverable pipeline capacity of approximately 58,000 MMBTU per day in Nebraska.

     In 1992, FERC issued Order 636. Order 636 requires, among other provisions, that all companies with natural gas pipelines separate natural gas supply or production services from transportation service and storage businesses. This allows gas distribution companies, such as the Company, and individual customers to purchase gas directly from producers, third parties, and various gas marketing entities and transport it through the suppliers' pipelines. The Company has operated under the restructured environment during the past three years.

     To supplement firm gas supplies, the Company's service agreements with Cibola and KN also provide for underground natural gas storage services to meet the heating season and peak day requirements of its gas customers. In addition, the Company also owns and operates six propane-air plants with a total rated capacity of 18,000 MMBTU per day, or approximately 17% of 1995's peak day requirements. The propane-air plants provide an economic alternative to pipeline transportation charges to meet the peaks caused by customer demand on extremely cold days.

     A few of the Company's industrial customers purchase their natural gas requirements directly from gas marketing firms for transportation and delivery through the Company's distribution system. The transportation rates have been designed to make the Company economically indifferent as to whether the Company sells and transports gas or only transports gas.

PROPANE BUSINESS

     Effective August 15, 1995, the Company acquired Synergy Group, Inc. (Synergy), a retail propane distributor with operations in the eastern and south-central regions of the United States. Synergy was acquired through a subsidiary (SYN Inc.) formed for this purpose. Late in 1995, two smaller propane companies were acquired: Western Gas on November 20 and Myers Propane Gas Company on December 7. Propane complements the Company's electric and natural gas distribution businesses and adds geographical diversity to its operations.

     The acquisition of the propane properties was made in association with Empire Gas Corporation (Empire Gas), a large propane distribution company headquartered in Lebanon, Missouri, which has a management team experienced in the retail propane distribution business. With Northwestern, Empire Gas provides joint oversight and management of the properties acquired. Empire Gas provides administrative and operating management services to all propane properties including accounting, human resources, marketing, management information systems, and propane supply and transportation functions. In accordance with the Company's plans upon the acquisition of Synergy, substantial changes were made in the management and operation of the acquired business in order to achieve improvement in the results of operations. Among the cost efficiency measures put into place to reduce Synergy's operating, selling, and administrative expenses were the elimination of employee positions, and corporate overhead and field location operating expenses. The Synergy headquarters office operations in Farmingdale, New York were closed in late November with corporate functions consolidated with the Empire Gas corporate offices. Another significant expense reduction was the elimination of compensation and lease expenses previously paid to Synergy stockholders.

     As compensation for the management services, the Company pays Empire Gas a fixed fee and a management fee. The fixed fee is intended to cover Empire Gas' operating overhead in performing the management services and initially is $3,250,000 per annum, subject to adjustment annually based upon increases in the Consumer Price Index. The management fee will be at the rate of $500,000 per annum plus 10% of the amount by which the earnings before interest, taxes, depreciation and amortization of SYN Inc. and its subsidiaries, on a consolidated basis, exceed certain threshold amounts.

     Additional information regarding the acquisitions is incorporated by reference to Note 2 of the "Notes to Consolidated Statements" on page 13 of the financial section of the Company's 1995 Annual Report to Stockholders, filed as an Exhibit hereto.

SALES. On a consolidated basis, 19% of the Company's 1995 operating revenues were from the sale of propane. Operating revenues recorded of $38.9 million on sales of 37.9 million gallons reflect a partial year of operations.

     Similar to its electric and natural gas businesses, no single customer accounts for a significant portion of the Company's propane sales. By customer category, propane sales were 55% residential, 28% commercial and industrial, 4% motor fuel, 14% agriculture related and 6% other.

     Agricultural uses of propane include tobacco curing, crop drying, and poultry breeding. Other customers include industrial customers who use propane to fire furnaces, as a cutting gas, and in other process applications. Other industrial customers include large scale heating accounts, local gas utility customers who maintain a standby propane capability for use during peak demand periods, and customers who use propane as a feedstock in manufacturing processes.

SUPPLY AND DISTRIBUTION. In accordance with the management agreement executed with Empire Gas, Empire Gas is responsible for securing propane supply. During the partial year 1995, Empire Gas purchased propane from various suppliers, including major domestic oil companies and independent producers of gas liquid and oil and made occasional spot market transactions. Approximately 73% of the propane purchases were on a contractual basis under one-year agreements subject to annual renewal. The two largest suppliers provided approximately 30% of the total volumes purchased under contract. The percentage of contract purchases may vary from year to year depending on a number of factors. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or contract prices established at major storage points, and some contracts include a pricing formula that typically is based on such market prices. Empire Gas has established relationships with a number of suppliers over the past few years and believes it will have ample sources of supply under comparable terms to draw upon to meet the necessary propane requirements if it were to discontinue purchasing propane from its two largest suppliers. Empire Gas has not experienced a shortage that has prevented it from satisfying its own customers' needs and does not foresee any significant shortage in the supply of propane that would cause a disruption in meeting the needs of the Company's customers as well.

     The Company owns a fleet of 40 over-the-road tractors and 50 transport trailers to transport propane from refineries, natural gas processing plants or pipeline terminals to the Company's bulk storage plants. A certain number of these tractors and trailers have been leased to an unaffiliated third party who under separate agreement provides transport services back to the Company. The Company also uses common carriers and railroad tank cars for these purposes. The Company believes that the combination of operating its own transport trucks and having access to such equipment through the transportation agreement enhances the reliability and dependability of propane supply deliveries at the Company's bulk storage plants. The transportation of propane requires specialized equipment. The trucks and railroad cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state.

     Propane delivery to customers is made by means of 370 bulk delivery tank trucks owned by the Company. Propane is stored by the customers on their premises in stationary steel tanks generally ranging in capacity from 25 to 1,000 gallons, with large users having tanks with a capacity of 30,000 gallons. A majority of the propane storage tanks used by the Company's residential and commercial customers are owned by the Company.
In addition, a certain number of Company owned tanks are provided to customers under a leasing agreement.


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

     The National Energy Policy Act of 1992 (Energy Act) was designed to promote energy efficiency and increased competition in the electric
wholesale markets.   The Energy Act also allows the FERC to order wholesale
wheeling by public utilities to provide utility and nonutility generators access to public utility transmission facilities. The provision allows the FERC to set prices for wheeling, which will allow utilities to recover certain costs from the companies receiving the services, rather than the utilities' retail customers. Many states are currently considering retail wheeling, which aims to provide all customers with the right to choose their electricity supplier. No regulatory proposals with respect to retail wheeling have yet been formally introduced in South Dakota.

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

     Unlike the Company's electric and natural gas businesses, propane distribution rates and service areas are unregulated. The propane retail distribution industry is comprised of two categories of participants:
large multi-state marketers, including the Company, and local independent distributors. Most of the Company's retail service centers compete with multiple marketers or distributors of propane. The Company competes with these marketers and distributors primarily on the basis of service and price, emphasizing reliability of service and responsiveness to its customers. Within its propane customer service area, the Company also competes with suppliers of other energy sources, including suppliers of electricity for sales to residential and commercial customers. The Company believes a moderate level of growth can be achieved by the conversion of homes to propane that currently use electricity or fuel oil products. Propane currently enjoys, and historically has enjoyed, a competitive advantage over electricity because of the higher cost of electricity. Fuel oil does not present a significant competitive threat in the Company's primary service areas due to the following factors: (i) propane is a residue-free, cleaner energy source, (ii) environmental concerns make fuel oil relatively unattractive, and (iii) fuel oil appliances are not as efficient as propane appliances. The Company competes with these same alternative forms of energy in its own regulated service areas. However, the distinction is that in many parts of its service territory, the Company provides both electricity and natural gas. Natural gas has traditionally been at a lower cost than propane on an equivalent unit of energy basis.


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

     Under the South Dakota Public Utilities Act, effective July 1, 1976, a requested rate increase may be implemented by the Company 30 days after the date of its filing unless its effectiveness is suspended by the PUC and, in such event, can be implemented subject to refund with interest six months after the date of filing, unless sooner authorized by the PUC. The Company's electric rate schedules provide that it may pass along to all classes of customers qualified increases or decreases in the cost of fuel used in its generating stations and in the cost of fuel included in purchased power. A purchased gas adjustment provision in its gas rate schedules permits the Company to pass along to gas customers increases or decreases in the cost of purchased gas.

     The Company filed no electric rate cases in South Dakota during the three years ended December 31, 1995. During 1995, the Company realized the full year's effect of a natural gas increase implemented in South Dakota on November 15, 1994. The increase will produce additional annual natural gas revenues of $2.1 million, assuming normal weather, representing an overall increase of 6.2%. Effective April 1, 1995, the Company implemented increased rates related to its Nebraska natural gas service area as a result of a negotiated settlement with representatives of the four communities in which the Company operates. These new rates will generate additional annual revenues of $2.3 million, based on normal weather, or an overall increase of 8.3%.

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

     CLEAN AIR ACT.  The Clean Air Act Amendments of 1990 (the Clean Air
Act) which stipulate limitations on sulfur dioxide and nitrogen oxide emissions from certain coal-fired power plants will require the purchase of additional emission allowances or a reduction in sulfur dioxide emissions beginning in the year 2000 from Big Stone. The Company believes Big Stone can most economically meet the sulfur dioxide emission requirements of the Clean Air Act by changing its fuel source from North Dakota lignite to low-sulfur western sub-bituminous coal available in the region as evidenced by the switch made to Montana sub-bituminous coal in August 1995. The Company's other baseload plants, Coyote and Neal, are expected to comply with the sulfur dioxide emission limitations through the use of existing flue gas scrubbing and low sulfur coal without the need for additional emission allowances.

     With regard to the Clean Air Act's nitrogen oxide emission requirements, the Neal wall-fired boiler is expected to meet the emission limitations for such boilers. The Clean Air Act does not yet specify nitrogen oxide limitations for boilers with cyclone burners such as those used at Big Stone and Coyote because practical low-nitrogen oxide cyclone burner technology does not exist. It requires the EPA to establish nitrogen oxide emission limitations before 1997 for cyclone boilers including taking into account that the cost to accomplish such limits be comparable to retrofitting low-nitrogen oxide burner technology to other types of boilers. In addition, it also requires future studies to determine what controls, if any, should be imposed on coal-fired boilers to control emissions of certain air toxics other than sulfur and nitrogen oxides. Because of the uncertain nature of cyclone boiler nitrogen oxide and air toxic emission limits, the Company cannot now determine the additional costs, if any, it may incur due to these provisions of the Clean Air Act.

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

     STORAGE TANKS. The South Dakota DENR and the EPA adopted regulations imposing requirements upon the owners and operators of above ground and underground storage tanks. The Company's fuel oil storage facilities at its generating plants in South Dakota are affected by the above ground tank regulations, and the Company has instituted procedures for compliance.

     SITE REMEDIATION. The Company conducted an investigation of a manufactured gas plant site and took remedial action during 1995 by removing the residue contained in the soil through a thermal desorption process. Adjustments of the Company's natural gas rates to reflect the costs associated with the remediation were approved through the regulatory process. The Company is pursuing recovery from insurance carriers. Any recovery in excess of costs incurred will be returned to customers.

     OTHER. In addition to the Clean Air Act, the Company is also subject to other environmental regulations. The Company believes that it is in compliance with all presently applicable environmental protection requirements and regulations. However, the Company is unable to forecast the effect which future environmental regulations may ultimately have upon the cost of its utility related facilities and operations. No administrative or judicial proceedings involving the Company are now pending or known by the Company to be contemplated under presently effective environmental protection requirements.

     SITING. The states of South Dakota, North Dakota, and Iowa have enacted laws with respect to the siting of large electric generating plants and transmission lines. The South Dakota PUC, the North Dakota Public Service Commission, and the Iowa Utilities Board have been granted authority in their respective states to issue site permits for nonexempt facilities.

     PROPANE TRANSPORTATION AND SAFETY MATTERS. The Company's propane operations are subject to various Federal, state, and local laws governing the transportation, storage and distribution of propane, occupational health and safety, and other matters. All states in which the Company operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states, these laws are administered by state agencies, and in others they are administered on a municipal level. Certain municipalities prohibit the underground installation of propane furnaces and appliances, and certain states are considering the adoption of similar regulations.

     The Company currently meets and exceeds Federal regulations requiring that all persons employed in the handling of propane gas be trained in proper handling and operating procedures. All employees have participated, or will participate within 90 days of their employment date, in hazardous materials training. The Company has established ongoing training programs in all phases of product knowledge and safety including participation in the National Propane Gas Association's (NPGA) Certified Employee Training Program.

CAPITAL SPENDING AND FINANCING

     The Company's primary ongoing capital requirements include the funding of its energy business construction and expansion programs, the funding of debt and preferred stock retirements and sinking fund requirements, and the funding of its corporate development and investment activities.

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

     Expenditures for construction activities for 1995, 1994, and 1993 were $29.6 million, $22.7 million, and $20.0 million. Construction expenditures during the last three years included expenditures related to an operations center expected to provide cost savings and operating efficiencies through consolidation of activities, the installation of an additional 43 mw of internal peaking capacity, and the expansion of the Company's natural gas system into additional communities in eastern South Dakota. In addition, 1995 included $4.7 million of capital expenditures related to propane. Construction expenditures for 1996, excluding propane, are estimated to be $16.0 million. The majority of the projected expenditures will be spent on enhancements of the electric and gas distribution systems. Estimated electric and natural gas related construction expenditures for the years 1996 through 2000 are expected to be $70.4 million. Nonregulated capital expenditures for 1996 are estimated to be $6.5 million. Estimated nonregulated capital expenditures for the years 1996 through 2000 are expected to be $20.5 million.

     Capital requirements for the mandatory retirement of long-term debt and mandatory preferred stock sinking fund redemption totaled $600,000, $600,000 and $180,000 for the years ended 1995, 1994, and 1993, respectively. It is expected that such mandatory retirements will be $580,000 in 1996, $570,000 in 1997, $20.6 million in 1998, $12.8 million in
1999, and $5.0 million in 2000.

     The Company anticipates that future capital requirements will be met by both internally generated cash flows and available external financing.

     During 1995, the Company made debt and preferred stock investments in SYN Inc., the entity created to acquire Synergy. Such investments were funded primarily by financings undertaken during the third quarter of 1995 that were comprised of $60 million of 7.10% series general mortgage bonds maturing in 2005, 1.3 million shares of preferred securities of subsidiary trust ($32.5 million) and 1.2 million shares of common stock ($31.35 million). In December, the Company issued 42,890 shares of common stock ($1.15 million)and 11,500 shares of redeemable cumulative preferred stock ($1.15 million) related to the acquisition of Myers Propane Gas Company.

     The Company plans to continue to evaluate and pursue opportunities to enhance shareholder return through nonregulated business investments. Nonregulated projects are expected to be financed from the existing investment portfolio and from other available financing options.

     Information relating to capital resources and liquidity is incorporated by reference to "Management's Discussion and Analysis" on pages 1 - 5 of the financial section of the Company's 1995 Annual Report to Stockholders, filed as an Exhibit hereto.

NONREGULATED OPERATIONS

     GRANT, INC. Grant, Inc., which holds title to property not used in the Company's utility business, was incorporated in South Dakota in 1972.

     NORTHWESTERN GROWTH CORPORATION (NGC). NGC was incorporated under the laws of South Dakota in 1994 to pursue and manage nonutility investments and development activities. NGC owns majority common stock control of SYN Inc., the entity created to acquire Synergy and Western Gas. Other NGC assets include a portfolio of marketable securities and the investments of two subsidiaries: Northwestern Networks, Inc., which holds a common stock investment in LodgeNet Entertainment Corporation, a provider of television entertainment and information systems to hotels and motels, and Northwestern Systems, Inc., which owns 100% of the common stock of Lucht Inc., a firm that develops, manufactures, and markets multi-image photographic printers and other related equipment. Although the primary focus of NGC's investment program will be to continue to seek growth opportunities in the energy, energy equipment, and energy services industries, NGC will also continue to pursue opportunities in existing and emerging growth entities in non-energy industries that meet return and capital gain requirements.

     MYERS PROPANE GAS COMPANY (MYERS). Myers was incorporated in Delaware in 1995. Myers was created to hold the 100% common stock ownership of Myers Propane Gas Company following the acquisition in late 1995. The Company owns majority common stock control of Myers.

     Additional information relating to nonregulated business is incorporated by reference to "Management's Discussion and Analysis" on pages 1 - 5 of the financial section of the Company's 1995 Annual Report to Stockholders, filed as an Exhibit hereto.

EMPLOYEES

     At December 31, 1995, the Company had 441 utility employees. A three-year collective bargaining agreement which expires June 30, 1998, covers 239 operating and clerical employees. The Company has never experienced a work stoppage or strike and considers its relationship with its employees to be very good.

     At December 31, 1995, the Company had 858 employees involved in its propane operations. None of these employees are represented by unions. The Company has not experienced any work stoppage or other significant labor problems and believes it has a good relationship with its employees.


EXECUTIVE OFFICERS OF THE REGISTRANT


R. A. Wilkens, Chairman of the Board, age 67

     Chairman of the Board of Directors since February 1994. Formerly Chief Executive Officer from 1990-1994; President from 1980-1994.


M. D. Lewis, President and Chief Executive Officer, age 48

     President and Chief Executive Officer since February 1994; formerly Executive Vice President from May 1993, to February 1994; Executive Vice President-Corporate Services 1992-1993; Vice President-Corporate Services 1987-1992; Assistant Corporate Secretary 1982-1993. Mr. Lewis also serves as Chairman and Chief Executive Officer of Northwestern Growth Corporation since September 1994.


R. R. Hylland, Executive Vice President - Strategic Development, age 35

     Executive Vice President - Strategic Development since November 1995; formerly Vice President-Strategic Development from August 1995 to November 1995; Vice President Corporate Development from 1993-1995; Vice President-Finance from 1991-1995; Treasurer from 1990-1994; Mr. Hylland also serves as President and Chief Operating Officer of Northwestern Growth Corporation since September 1994.


W. D. Craig, Vice President, age 59 - Retired

     Retired as Vice President effective July 1, 1995; Vice President since November 1994; formerly Vice President-Gas Operations September 1988-November 1994.


A. D. Dietrich, Vice President - Corporate Services and Corporate
Secretary, age 45

     Vice President-Corporate Services since November 1994; Corporate Secretary since October 1989; formerly Vice President-Legal May 1990-November 1994.


A. R. Donnell, Vice President - Energy Operations, age 52

     Vice President-Energy Operations since November 1994; formerly Vice President-Electric Operations July 1987-November 1994.


T. A. Gulbranson, Vice President - Energy Services, age 48

     Vice President - Energy Services since January 1996; formerly Vice President November 1994-January 1996; Vice President-Corporate Services May 1993-November 1994; Vice President-Community Development 1988-1993.


R. F. Leyendecker, Vice President - Market Development, age 50

     Vice President-Market Development since January 1996; formerly Vice President-Energy Services November 1994-January 1996; Vice President-Rates & Regulation 1987-November 1994.


W. K. Lotsberg, Vice President - Public Affairs, age 53

     Vice President-Public Affairs since May 1994; formerly Vice President-Consumer Affairs March 1989-May 1994.


D. K. Newell, Vice President - Finance, age 39

     Vice President - Finance since July 1995. Joined the Company in July 1995. Formerly CFO, Vice President - Finance and Treasurer with Energy Fuels Corporation. Mr. Newell also serves as Executive Vice President of Northwestern Growth Corporation since July 1995.


D. C. Oberlander, Assistant Vice President, age 50

     Assistant Vice President since May 1994; formerly Controller April 1991-May 1994; Assistant Controller December 1990-April 1991; Manager-Information Systems 1979-1990.


R. A. Thaden, Treasurer, age 44

     Treasurer since November 1994; formerly Manager-Corporate Accounting 1987-November 1994. Ms. Thaden also serves as Vice President and Treasurer of Northwestern Growth Corporation since September 1995.


     All of the executive officers of the registrant serve at the discretion of the Board and are elected annually by the Board of Directors following the Annual Meeting of Stockholders. No family relationships exist between any officers of the Company.


ITEM 2.   PROPERTIES


ELECTRIC PROPERTY

     The Company's electric properties consist of an interconnected and integrated system. The Company, Otter Tail Power Company (Otter Tail), and Montana-Dakota Utilities Co. (MDU) jointly own Big Stone, a 455,783 kilowatt (kw) nameplate capacity coal-fueled electric generating plant and related transmission facilities. Big Stone is operated by Otter Tail for the benefit of the owners. The Company owns 23.4% of the Big Stone Plant.

     The Company is one of four power suppliers which jointly own Coyote, a 455,782 kw nameplate capacity lignite-fueled electric generating plant and related transmission facilities located near Beulah, North Dakota. The Company has a 10% interest in Coyote, which is operated by MDU for the benefit of the owners.

     The Company is one of 14 power suppliers which jointly own Neal, a 639,999 kw nameplate capacity coal-fueled electric generating plant and related transmission facilities located near Sioux City, Iowa. MidAmerican Energy Company is principal owner of Neal and is the operator of the unit. The Company has an 8.7% interest in Neal.

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

     In addition to its interest in Big Stone, Coyote and Neal, the Company owns and operates 19 fuel oil and gas-fired units for peaking and reserve capacity.

     As of December 31, 1995, the aggregate nameplate capacity of all Company-owned electric generating units was 327,419 kw, with an aggregate net summer peaking capacity of 308,912 kw and a net winter peaking capacity of 328,137 kw. In addition to owned capacity, the Company entered into two contractual agreements to purchase firm capacity to assist in meeting peak energy needs. The Company's maximum peak hourly demand of 272,722 kw occurred on August 8, 1995, exceeding the previous peak of 251,493 kw set on July 17, 1991.

     The Company's interconnected transmission system consists of 321.8 miles operating at 115 kilovolts (kv) and 897.6 miles operating at 69 kv and 34.5 kv. The Company also owns three segments of transmission line, which are not tied to its internal system, in connection with its joint ownership in the three large steam generating plants. These lines consist of 18.2 miles of 230 kv line from Big Stone, 25.4 miles of 345 kv line from Neal, and 23.1 miles of 345 kv line from Coyote. In addition to these lines, the Company owns 1,732.3 miles of distribution lines serving customers in more than 100 communities and adjacent rural areas. The Company owns 38 transmission substations with a total rated capacity of 1,111,417 kilovolt amperes (kva), two mobile substations with a total rated capacity of 5,500 kva and 78 distribution substations with a total rated capacity of 350,949 kva.

GAS PROPERTY

     On December 31, 1995, the Company owned 1,017 miles of distribution mains and appurtenant facilities in South Dakota. The Company also owns propane-air facilities in Aberdeen, Brookings, Huron, and Mitchell, South Dakota, having a total rated capacity of 15,280 MMBTU per day, which are operated for standby and peak shaving purposes only.

     On December 31, 1995, the Company owned 659 miles of distribution mains and appurtenant facilities in Nebraska. The Company also owns propane-air facilities at Kearney and North Platte, Nebraska, having a total rated capacity of 9,380 MMBTU per day, which are operated for standby and peak shaving purposes only.

PROPANE PROPERTY

     The Company, in combination with Empire Gas, operates 125 service centers consisting of appliance showrooms, bulk storage plants, warehousing space, maintenance facilities, garages, and storage depots of large propane tanks with associated distribution equipment. These service center facilities are located in 17 states comprised of Texas, New Mexico, Oklahoma, Mississippi, Tennessee, Arkansas, Missouri, Vermont, New Hampshire, New York, Maryland, New Jersey, Virginia, North Carolina, South Carolina, Ohio, and Florida.

CHARACTER OF OWNERSHIP

     All mortgage bonds issued under the Company's General Mortgage Indenture and Deed of Trust dated as of August 1, 1993 (the "Indenture") are secured by a first mortgage lien on the Company's properties used in the generation, production, transmission or distribution of electric energy or the distribution of natural gas in any form and for any purpose, with certain exceptions expressly provided in the Indenture. The principal offices and properties of the Company are held in fee and are free from other encumbrances, subject to minor exceptions, none of which is of such a nature as substantially to impair the usefulness to the Company of such properties. In general, the electric lines and natural gas lines and mains are located on land not owned in fee, but are covered by necessary consents of various governmental authorities or by appropriate rights obtained from owners of private property. These consents and rights are deemed adequate for the purposes for which they are being used.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is a party to various pending proceedings and suits, but in the judgment of management after consultation with counsel for the Company, the nature of such proceedings and suits, and the amounts involved do not depart from the routine litigation and proceedings incident to the kind of business conducted by the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A
          VOTE OF SECURITY HOLDERS

     No issues were submitted to a vote of security holders during the last quarter of the period covered by this report.


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 5 is incorporated by reference to page 24 of the Company's 1995 Annual Report to Stockholders, filed as an Exhibit hereto.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item 6 is incorporated by reference to "Financial Statistics" on page 20 of the financial section of the Company's 1995 Annual Report to Stockholders, filed as an Exhibit hereto.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information required by this Item 7 is incorporated by reference to "Management's Discussion and Analysis" on pages 1 - 5 of the financial section of the Company's 1995 Annual Report to Stockholders, filed as an Exhibit hereto.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is incorporated by reference to the Company's financial statements and related footnotes on pages 12 - 17, of the financial section of the Company's 1995 Annual Report to Stockholders, filed as an Exhibit hereto.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE

     There have been no changes in accountants or disagreements on accounting principles or practices or financial statement disclosures.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE
          OFFICERS OF THE REGISTRANT


(a)  IDENTIFICATION OF DIRECTORS

     The information regarding directors required by this Item 10 and paragraphs (a) and (e) of Item 401 of Regulation S-K is incorporated by reference to the information under "Election of Directors" in the Company's definitive Proxy Statement dated March 15, 1996, and filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the Company's fiscal year ended December 31, 1995.

     The information relating to the Company's executive officers is set forth in Part I of this Annual Report on Form 10-K.

Reports to the Securities and Exchange Commission

     The information required by Item 405 of Regulation S-K is incorporated by reference to the information under "Reports to the Securities and Exchange Commission" in the Company's definitive Proxy Statement dated March 15, 1996 and filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the Company's fiscal year ended December 31, 1995.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the information under "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement dated March 15, 1996, and filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the Company's fiscal year ended December 31, 1995.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the information under "Securities Ownership by Directors and Officers" in the Company's definitive Proxy Statement dated March 15, 1996, and filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the Company's fiscal year ended December 31, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS

     The Company has no relationships or transactions covered by this item.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

     1.   Financial Statements

     The following items are included in this annual report by reference to the registrant's Annual Report to Stockholders for the year ended December 31, 1995:

                                                    Page in financial
                                                    section of Annual
                                                  Report to Stockholders
     FINANCIAL STATEMENTS:

     Report of Independent Public Accountants             7

     Consolidated Statement of Operations and
     Retained Earnings for the Three Years
     Ended December 31, 1995                              8

     Consolidated Statement of Cash Flows for the
     Three Years Ended December 31, 1995                  9

     Consolidated Balance Sheets,
     December 31, 1995 and 1994                          10

     Consolidated Statement of Capitalization,
     December 31, 1995 and 1994                          11

     Notes to Consolidated Financial Statements         12-17

     Quarterly Unaudited Financial Data for the
     Two Years Ended December 31, 1995                   17


     2.   Financial Statement Schedules

     The following supplemental financial data included herein should be read in conjunction with the financial statements referenced above:

                                                              Page in
                                                            Form 10-K
                                                            ----------
     Report of Independent Public Accountants                    24
     Schedule II - Valuation and Qualifying Accounts             25

     Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information required is included in the financial statements or the notes thereto.

     3.   Exhibits

     The exhibits listed on the Exhibit Index beginning on page 26 of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference to other filings.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the quarter ended December 31, 1995.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWESTERN PUBLIC SERVICE COMPANY (Registrant)

/s/ M. D. Lewis
M. D. Lewis, Director and President and Chief Executive Officer
March 29th, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ R. A. Wilkens
- -------------------------------
R. A. Wilkens, Chairman of the Board of Directors

/s/ M. D. Lewis
- -------------------------------
M. D. Lewis, Director and President and Chief Executive Officer

/s/ R. R. Hylland
- -------------------------------
R. R. Hylland, Director and Executive Vice President-Strategic Development

(Principal Financial Officer)

/s/ Rogene A. Thaden
- -------------------------------
Rogene A. Thaden, Treasurer (Principal Accounting Officer)

/s/ Jerry W. Johnson
- -------------------------------
Jerry W. Johnson, Director

/s/ Aelred J. Kurtenbach
- -------------------------------
Aelred J. Kurtenbach, Director

/s/ Herman Lerdal
- -------------------------------
Herman Lerdal, Director

/s/ Larry F. Ness
- -------------------------------
Larry F. Ness, Director

/s/ Raymond M. Schutz
- -------------------------------
Raymond M. Schutz, Director

/s/ Bruce I. Smith
- -------------------------------
Bruce I. Smith, Director

/s/ W. W. Wood
- -------------------------------
W. W. Wood, Director
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Northwestern Public Service Company:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Northwestern Public Service Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 2, 1996. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in the table of contents of financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
February 2, 1996


NORTHWESTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS





              Column A                   Column B      Column C                  Column D      Column E
- ----------------------------           -----------    ---------------------    ---------     -----------
                                                      Additions
                                       Balance        ---------------------
                                       Beginning      Charged to   Charged                   Balance
                                       of Period      Costs and    to Other    Deductions    End
            Description                    <F1>       Expenses     Expenses        <F1>      of Period
- ----------------------------           ---------      ----------   ---------   ---------     -----------
FOR THE YEAR ENDED DECEMBER 31, 1995
- ------------------------------------
RESERVES DEDUCTED
FROM APPLICABLE ASSETS:
  Uncollectible accounts               $ 5,907,675    $ 827,909    $    -      $ (310,681)   $ 6,424,903
                                       ===========    =========    ========    =========     ===========

OTHER DEFERRED CREDITS:
  Reserve for decommissioning costs    $ 7,278,173    $ 510,309    $    -      $      -      $ 7,788,482
                                       ===========    =========    ========    =========     ===========






FOR THE YEAR ENDED DECEMBER 31, 1994
- ------------------------------------
RESERVES DEDUCTED
FROM APPLICABLE ASSETS:
  Uncollectible accounts               $   400,000    $ 129,039    $    -      $ (129,039)   $   400,000
                                       ===========    =========    ========    =========     ===========

OTHER DEFERRED CREDITS:
  Reserve for decommissioning costs    $ 6,769,631    $ 508,542    $    -      $      -      $ 7,278,173
                                       ===========    =========    ========    =========     ===========






FOR THE YEAR ENDED DECEMBER 31, 1993
- ------------------------------------
RESERVES DEDUCTED
FROM APPLICABLE ASSETS:
  Uncollectible accounts               $   300,000    $ 249,455    $    -      $ (149,455)   $   400,000
                                       ===========    =========    ========    =========     ===========

OTHER DEFERRED CREDITS:
  Reserve for decommissioning costs    $ 6,264,998    $ 504,633    $    -      $      -      $ 6,769,631
                                       ===========    =========    ========    =========     ===========


<F1>  The beginning balance for 1995 was restated to reflect the propane acquisitions that occurred during the year.
<F2>  All deductions from reserves were for purposes for which such reserves were created.




                EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                     FOR YEAR ENDED DECEMBER 31, 1995


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

3(b)

Registrant's By-Laws, as amended, dated November, 1995 are incorporated by reference to Exhibit 3(ii) of Form 10-Q for the quarter ended September 30, 1995, Commission File No. 0-692.

(4)  INDENTURES AND POLLUTION CONTROL FACILITY OBLIGATIONS

4(a)(1)

General Mortgage Indenture and Deed of Trust, dated as of August 1, 1993, from the Company to The Chase Manhattan Bank (National Association), as Trustee, is incorporated by reference to Exhibit 4(a) of Form 8-K, dated August 16, 1993, Commission File No. 0-692.

4(a)(2)

Supplemental Indenture, dated August 15, 1993, from the Company to The Chase Manhattan Bank (National Association), as Trustee, is incorporated by reference to Exhibit 4(b) of Form 8-K, dated August 16, 1993, Commission File No. 0-692.

4(a)(3)

Letter Agreement, dated July 28, 1995, from the Company to The Chase Manhattan Bank (National Association), as Trustee, the Travelers Insurance Company, and Metropolitan Life Insurance Company pursuant to which each party agreed to amend the 1940 Mortgage Indenture and allow bonds issued under the 1940 Indenture be exchanged for comparable bonds under the 1993 General Mortgage Indenture and Deed of Trust.

4(a)(4)

Supplemental Indenture, dated August 1, 1995, from the Company to The Chase Manhattan Bank (National Association), as Trustee, is incorporated by reference to Exhibit 4(b) of Form 8-K, dated August 30, 1995, Commission File No. 0-692.

4(a)(5)

Supplemental Indenture, dated September 1, 1995, from the Company to The Chase Manhattan Bank (National Association), as Trustee, concerning the New Mortgage Bonds, 6.99% Series due 2002.

4(a)(6)

Supplemental Indenture, dated September 1, 1995, from the Company to The Chase Manhattan Bank (National Association), as Trustee, concerning the New Mortgage Bonds, 8.824% Series due 1998.

4(a)(7)

Supplemental Indenture, dated September 1, 1995, from the Company to The Chase Manhattan Bank (National Association), as Trustee, concerning the New Mortgage Bonds, 8.90% Series due 1999.

4(b)(1)

Preferred Securities Guarantee Agreement, dated August 3, 1995, between the Company and Wilmington Trust Company is incorporated by reference to
Exhibit 1(d) of Form 8-K, dated August 30, 1995, Commission File No. 0-692.

4(b)(2)

Declaration of Trust of NWPS Capital Financing I is incorporated by reference to Exhibit 4(d) of Form 8-K, dated August 30, 1995, Commission File No. 0-692.

4(b)(3)

Amended and Restated Declaration of Trust of NWPS Capital Financing I is incorporated by reference to Exhibit 4(e) of Form 8-K, dated August 30, 1995, Commission File No. 0-692.

4(b)(4)

Subordinated Debt Securities Indenture, dated August 1, 1995, between the Company and The Chase Manhattan Bank (National Association), as Trustee, is incorporated by reference to Exhibit 4(f) of Form 8-K, dated August 30, 1995, Commission File No. 0-692.

4(b)(5)

First Supplemental Indenture, dated August 1, 1995, to the Subordinated Debt Securities Indenture is incorporated by reference to Exhibit 4(g) of Form 8-K, dated August 30, 1995, Commission File No. 0-692.

4(c)(1)

Copy of Sale Agreement between Company and Mercer County, North Dakota, dated June 1, 1993, related to issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993, is incorporated by reference to Exhibit 4(b)(1) of Registrant's report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 0-692.

4(c)(2)

Copy of Loan Agreement between Company and Grant County, South Dakota, dated June 1, 1993, related to issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993A, is incorporated by reference to Exhibit 4(b)(2) of Registrant's report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 0-692.

4(c)(3)

Copy of Loan Agreement between Company and Grant County, South Dakota, dated June 1, 1993, related to issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993B, is incorporated by reference to Exhibit 4(b)(3) of Registrant's report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 0-692.

4(c)(4)

Copy of Loan Agreement between Company and City of Salix, Iowa, dated June 1, 1993, related to issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993, is incorporated by reference to Exhibit 4(b)(4) of Registrant's report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 0-692.

(10) MATERIAL CONTRACTS

10(a)(1)

Supplemental Income Security (Retirement) Plan for Directors, Officers and Managers, as amended July 1, 1986, is incorporated by reference to Exhibit 10(g)(1) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(a)(2)

Deferred Compensation Plan for Non-employee Directors adopted November 6, 1985, is incorporated by reference to Exhibit 10(g)(2) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(a)(3)

Pension Equalization Plan, dated August 5, 1987, is incorporated by reference to Exhibit 10(g)(4) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(a)(4)

Director Retirement Plan, dated November 4, 1987, as amended May 3, 1995.

10(a)(5)

Long-term Incentive Compensation Plan (Phantom Stock Unit Plan) for Directors and Officers, dated February 1, 1989, as amended May 3, 1995.

10(a)(6)

Form of Severance Agreement for Officers, dated November 1, 1995.

10(a)(7)

Annual Performance Incentive Plan (NorthSTAR Plan) for all eligible employees, dated May 3, 1995.

(13) REPORT FURNISHED TO SECURITY HOLDERS

13(a)

Annual Report for fiscal year ended December 31, 1995, furnished to stockholders of record on March 4, 1996 (exhibit filed herewith).




(21) SUBSIDIARIES OF REGISTRANT

                                             State of Jurisdiction
          Name                                  of Incorporation
- -------------------------------------        ---------------------

Northwestern Public Service Company               Delaware
     Grant, Inc.                                  South Dakota
     Myers Propane Gas Company (1)                Delaware
     Northwestern Growth Corporation              South Dakota
          Northwestern Networks, Inc.             South Dakota
          Northwestern Systems, Inc.              South Dakota
               Lucht Inc.                         Delaware
          SYN Inc. (2)                            Delaware
               Synergy Group Incorporated (3)     Delaware
               Western Gas                        North Carolina

(1) Northwestern Public Service Company owns 51% of the common stock of Myers Propane Gas Company.

(2) Northwestern Growth Corporation owns 52.5% of the common stock of SYN Inc.

(3) Synergy Group Incorporated has 54 wholly-owned subsidiaries operating in the United States, the majority of which are in the propane distribution business.