Form 10-Q
period 1996-03-31
NORTHWESTERN PUBLIC SERVICE CO
filed 1996-05-14
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q


(MARK ONE)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

Common Stock, Par Value $3.50
8,920,122 shares outstanding at May 10, 1996
Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust, Liquidation Amount $25.00
1,300,000 shares outstanding at May 10, 1996

INDEX



                                                           Page
Part I.  Financial Information

         Consolidated Balance Sheet -
            March 31, 1996 and December 31, 1995

         Consolidated Statement of Income -
            Three months ended March 31, 1996 and 1995

         Consolidated Statement of Cash Flows
            Three months ended March 31, 1996 and 1995

         Notes to Consolidated Financial Statements

         Management's Discussion of Financial Condition and Results of Operations


Part II. Other Information


Signatures

     NORTHWESTERN PUBLIC SERVICE COMPANY
         CONSOLIDATED BALANCE SHEET

                                             March 31          December 31,
                                             1996              1995
                   ASSETS                       (unaudited)
                                             --------------    --------------
[S]                                          [C]               [C]
PROPERTY:
   Electric                                  $  340,876,481    $  336,961,117
   Gas                                           75,539,381        73,546,150
   Propane                                       76,202,103        74,815,533
   Manufacturing                                  2,071,266         2,048,725
                                             --------------    --------------
                                                494,689,231       487,371,525
   Less-Accumulated depreciation               (154,673,396)     (150,469,310)
                                             --------------    --------------
                                                340,015,835       336,902,215
                                             --------------    --------------
CURRENT ASSETS:
   Cash and cash equivalents                      5,122,783         4,551,913
   Trade accounts receivable, net                32,025,489        28,190,389
   Receivables related to acquisition            41,666,250        23,357,538
   Inventories
    Coal and fuel oil                             2,386,605         3,600,474
    Materials and supplies                        4,400,762         4,097,484
    Manufacturing                                 5,303,149         5,660,357
    Propane                                       7,054,788         8,287,443
   Deferred gas costs                             3,825,756         2,925,865
   Other                                          5,612,730         9,948,238
                                             --------------    --------------
                                                107,398,312        90,619,701
                                             --------------    --------------
OTHER ASSETS:
   Investments                                   54,332,436        51,907,141
   Deferred charges and other                    30,133,356        30,240,083
   Goodwill and other intangibles, net           50,747,180        49,052,343
                                             --------------    --------------
                                                135,212,972       131,199,567
                                             --------------    --------------
                                             $  582,627,119    $  558,721,483
                                             ==============    ==============
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
   Common stock equity                       $  162,847,135    $  152,678,191
   Nonredeemable cumulative preferred stock       2,600,000         2,600,000
   Redeemable cumulative preferred stock          3,660,000         3,660,000
   Company obligated mandatorily redeemable
     security of trust holding solely
     parent debentures                           32,500,000        32,500,000
   Long-term debt
     Utility                                    183,850,000       183,850,000
     Nonrecourse debt of subsidiaries            28,020,977        28,990,224
                                             --------------    --------------
                                                413,478,112       404,278,415
                                             --------------    --------------
CURRENT LIABILITIES:
   Commercial paper                                  -              3,500,000
   Long-term debt due within one year               570,000           570,000
   Accounts payable                              13,933,884        15,564,985
   Accrued taxes                                 16,309,356         7,689,592
   Accrued interest                               2,451,978         4,738,243
   Accrued liabilities related to acquisition    28,104,316        12,750,424
   Other                                         15,111,591        13,947,990
                                             --------------    --------------
                                                 76,481,125        58,761,234
                                             --------------    --------------
DEFERRED CREDITS:
   Accumulated deferred income taxes             41,513,700        43,666,229
   Unamortized investment tax credits             9,880,669        10,021,519
   Other                                         41,273,513        41,994,086
                                             --------------    --------------
                                                 92,667,882        95,681,834
                                             --------------    --------------
                                             $  582,627,119    $  558,721,483
                                             ==============    ==============
The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

  NORTHWESTERN PUBLIC SERVICE COMPANY
   CONSOLIDATED STATEMENT OF INCOME
              (unaudited)


                                       Three Months Ended
                                       March 31
                                       1996            1995
                                       -------------   -------------
[S]                                    [C]             [C]
OPERATING REVENUES:
   Electric                            $  19,203,918   $  18,583,549
   Gas                                    30,190,334      26,464,219
   Propane                                41,798,835              -
   Manufacturing                           6,026,306       5,706,647
                                       -------------   -------------
                                          97,219,393      50,754,415
                                       -------------   -------------
OPERATING EXPENSES:
   Fuel and purchased power                3,755,953       3,799,340
   Purchased gas sold                     17,658,775      17,222,018
   Other operating expenses                6,626,209       5,502,060
   Propane costs                          31,962,525              -
   Manufacturing costs                     5,637,289       5,163,010
   Maintenance                             1,537,200       1,302,560
   Depreciation and amortization           4,593,590       3,209,529
   Property and other taxes                1,634,593       1,673,642
                                       -------------   -------------
                                          73,406,134      37,872,159
                                       -------------   -------------
OPERATING INCOME:
   Electric                                6,457,814       6,675,533
   Gas                                     8,470,637       5,744,698
   Propane                                 8,641,019              -
   Manufacturing                             243,789         462,025
                                       -------------   -------------
                                          23,813,259      12,882,256

INVESTMENT INCOME AND OTHER                  637,340         564,912
INTEREST EXPENSE, net                     (3,951,994)     (2,590,280)
                                       -------------   -------------
INCOME BEFORE INCOME TAXES                20,498,605      10,856,888

INCOME TAXES                              (7,189,758)     (3,754,254)
                                       -------------   -------------
NET INCOME                                13,308,847       7,102,634

MINORITY INTEREST ON PREFERRED
  SECURITIES OF SUBSIDIARY TRUST            (660,156)             -

DIVIDENDS ON CUMULATIVE PREFERRED STOCK     (140,297)        (29,775)
                                       -------------   -------------
EARNINGS ON COMMON STOCK               $  12,508,394   $   7,072,859
                                       =============   =============

WEIGHTED AVERAGE SHARES                    8,920,122       7,677,232

EARNINGS PER AVERAGE COMMON SHARE      $        1.40   $        0.92
                                       =============   =============

DIVIDENDS PER AVERAGE COMMON SHARE     $       0.440   $       0.425
                                       =============   =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

       NORTHWESTERN PUBLIC SERVICE COMPANY
       CONSOLIDATED STATEMENT OF CASH FLOWS
                   (unaudited)

                                                  Three Months Ended
                                                  March 31
                                                  1996             1995
                                                  ---------------  -------------
OPERATING ACTIVITIES:
   Net income                                     $   13,308,847   $   7,102,634
   Items not affecting cash:
    Depreciation and amortization                      4,593,590       3,209,529
    Deferred income taxes                               (664,166)         67,430
    Investment tax credits                              (140,850)       (141,300)
    Changes in current assets and liabilities, net:
      Accounts receivable                             (3,835,100)     (1,634,339)
      Inventories                                      1,600,564       1,306,299
      Other current assets                             4,335,508         959,940
      Accounts payable                                (1,825,679)     (3,027,472)
      Accrued taxes                                    8,619,764       4,745,593
      Accrued interest                                (2,286,265)     (1,248,761)
      Other current liabilities                        1,358,179         395,749
    Other, net                                        (2,666,918)      1,160,896
                                                  ---------------  -------------
      Cash flows from operating activities            22,397,474      12,896,198
                                                  ---------------  -------------

INVESTMENT ACTIVITIES:
   Property additions                                 (7,251,935)     (4,977,045)
   Purchase of noncurrent investments, net            (2,425,295)     (2,305,992)
   Purchase of working capital, net                   (2,954,820)            -
                                                  ---------------  -------------
      Cash flows for investment activities           (12,632,050)     (7,283,037)
                                                  ---------------  -------------

FINANCING ACTIVITIES:
   Dividends on common and preferred stock            (4,065,151)     (3,292,599)
   Minority interest on preferred securities of
    subsidiary trust                                    (660,156)            -
   Issuance of long-term debt and nonrecourse
    subsidiary debt                                      962,803       2,265,000
   Repayment of long-term debt                        (1,932,050)            -
   Commercial paper repayments                        (3,500,000)     (3,800,000)
                                                  ---------------  -------------
      Cash flows for financing activities             (9,194,554)     (4,827,599)
                                                  ---------------  -------------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS          570,870         785,562
Cash and Cash Equivalents, beginning of period         4,551,913       2,552,612
                                                  ---------------  -------------
CASH AND CASH EQUIVALENTS, end of period          $    5,122,783   $   3,338,174
                                                  ===============  =============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Income taxes                                $          -     $         300
      Interest                                         5,533,533       3,394,827

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

(3)  Allowance for Funds Used During Construction -

     The allowance for funds used during construction includes the costs of equity and borrowed funds used to finance construction which are capitalized in accordance with rules prescribed by the FERC. For the quarters ended March 31, 1996 and 1995, allowance for equity funds was $35,510 and $20,256. Allowance for borrowed funds was $30,264 and $54,767 for the quarters ended March 31, 1996 and 1995.

(4)  Adoption of SFAS 121 and 123 -

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards Nos. 121 (SFAS 121) and 123 (SFAS 123). SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", establishes new accounting standards for the impairment of long-lived assets. Adoption of SFAS 121 had no effect on the Company's current period operating results. Similarly, adoption of SFAS 123, "Accounting for Stock-Based Compensation", had no effect on the Company's current period operating results.

(5)  Reclassifications -

     Certain 1995 amounts have been reclassified to conform to the 1996 presentation. Such reclassifications had no impact on net income and common stock equity as previously reported.

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS




     Northwestern Public Service is an energy distribution company with core operations engaged in the electric, natural gas, and propane businesses. The Company generates and distributes electric energy to 55,000 customers in eastern South Dakota. It also purchases and distributes natural gas to 77,000 customers in eastern South Dakota and four communities in Nebraska.

     In August 1995, the Company acquired Synergy Group, Inc., a retail propane distributor in the eastern and south-central regions of the United States. Late in 1995, two smaller propane companies were acquired. The Company's propane operations serve more than 180,000 customers in 17 states.

Weather

     Weather patterns have a material impact on the Company's operating performance. Because natural gas and propane are heavily used for residential and commercial heating, the demand for these products depends upon weather patterns throughout the Company's service area. With a larger proportion of its operations related to seasonal natural gas and propane sales in 1996, the distribution of the Company's quarterly operating performance will be different than in historical periods. A significantly greater portion of the Company's future operating income is expected to be recognized in the first and fourth quarters related to higher revenues from the heating season. Operating income for the second and third quarters is expected to be substantially less than historical periods.


RESULTS OF OPERATIONS:

Earnings Comparisons -

     Earnings per share for the quarter ended March 31, 1996 were $1.40 compared to $.92 for the quarter ended March 31, 1995. The increase in earnings was due to the acquisition of a major propane distributor in 1995, improved returns from natural gas sales, and slightly colder weather. The Company issued 1.2 million additional shares of common stock in 1995 related to propane acquisitions and earnings per share for the first quarter of 1996 reflect a 16% increase in average shares outstanding.

Electric and Natural Gas:

     Retail electric sales increased by 7% over 1995 while revenues increased 3%. Gas throughput increased 12% in the first quarter as compared to the first quarter of 1995 while gas revenue increased 14%. On a weighted average basis, weather in the Company's electric and natural gas service area was virtually normal for the first quarter, but 7% colder than for the same period of 1995. Gas revenues and margins also increased due to a 6.3% increase in Nebraska effective April 1, 1995.

     The following tables summarize the factors affecting the variations in electric and natural gas revenues between years:

                               Variation from
                                 Prior Year
                                Three Months
                              Ended March 31
                              -------   -------
                               1996      1995
                              -------   -------
                            (thousands of dollars)
Electric:

Variation in kwh sales        $  842    $  (531)
Changes in rates, fuel cost
recovery, and other             (222)      (150)
                              -------   --------
                                 620    $  (681)
                              =======   ========

Natural Gas:

Variation in mmbtu sales      $3,298    $(3,221)
Changes in rates, gas cost
recovery, and other              428       (626)
                              -------   -------
                              $3,726    $(3,847)
                              =======   ========

     The increase in other operating expenses reflects growth-related costs in expanded energy services and marketing functions, higher employee benefit expense, and higher costs related to the leasing of certain computer equipment rather than making capital investments. Maintenance expense increases are primarily related to higher expenditures at the base-load generating plants and electric distribution line facilities.

Propane:

     Operating revenue from propane sales for the first quarter of 1996 was $41.8 million on sales of 40.7 million gallons. Weather on a weighted average basis throughout the Company's propane service area was 2% colder than normal during the first three months of 1996. The majority of propane revenues and operating income occur in the first and fourth quarters when propane is heavily sold for residential and commercial heating as compared to the second and third quarters which traditionally are net loss periods in the industry.

Manufacturing:

     Manufacturing revenues are related to the Company's investment in Lucht Inc., a firm that manufactures photographic processing and imaging equipment used by high volume photo processing laboratories. For the first quarter, manufacturing revenues increased 6% over the first quarter of 1995, while operating income declined. Operating expense increases that contributed to operating income declines in the first quarter of 1996 were related to higher operating overhead from acquisitions and international selling expenses in Europe, Japan, and China.

Other Income Statement Items:

     Other income, net, increased for the first quarter in 1996 over 1995 primarily due to higher investment income. The increase in depreciation reflects primarily the addition of propane to depreciable plant. The increase in interest expense is primarily related to the issuance of $60 million general mortgage bonds issued in August 1995 as a part of the Synergy acquisition financing. Income taxes increased as a result of higher taxable income. The increase in preferred dividends and the addition of minority interest on preferred securities is related to the issuance of preferred securities to finance the propane transactions.

Liquidity and Capital Resources -

     The Company has a high degree of long-term liquidity through the generation of operating cash flows, the availability of substantial marketable securities, and a sound capital structure. In addition, the Company has adequate capacity for additional financing and has maintained its liquidity position through favorable bond ratings.

     The Company has generated significant operating cash flows while continuing to maintain substantial cash and investment balances in the form of marketable securities. Cash flows from operating activities during the three months ended March 31, 1996 and 1995 were $22.4 million and $12.9 million. The increase was primarily due to growth in the Company's operating performance and propane acquisitions. Cash equivalents and investment securities totaled $41.4 million at March 31, 1996 and 1995.

     Working capital and other financial resources are also provided by lines of credit, which are generally used to support commercial paper borrowings, a primary source of short-term financing. At March 31, 1996, unused short-term lines of credit totaled $24.0 million. In addition, the Company's nonregulated businesses maintain nonrecourse credit agreements with various banks for revolving and term loans.

Capital Requirements -

     The Company's primary capital requirements include the funding of its energy business construction and expansion programs, the funding of debt and preferred stock retirements and sinking fund requirements, and the funding of its corporate development and investment activities.

     The emphasis of the Company's construction activities is to undertake those projects that most efficiently serve the expanding needs of its customer base, enhance energy delivery capabilities, expand its current customer base, and provide for the reliability of energy supply. Expenditures for construction activities during the three months ended March 31, 1996 and 1995 were $7.3 million and $5.0 million. Included in such construction activities were nonregulated capital expenditures of $1.4 million and $.2 million during the three months ended March 31, 1996 and 1995. Capital expenditures for 1996, excluding propane, are estimated to be $16.0 million with a large portion of expenditures to be spent on enhancements of the electric and natural gas distribution systems.
Electric and natural gas related capital expenditures for the years 1996 through 2000 are estimated to be $70.4 million. Nonregulated capital expenditures for 1996 are estimated to be $6.5 million. Estimated nonregulated capital expenditures for the years 1996 through 2000 are estimated to be $20.5 million.

     Capital requirements for the mandatory retirement of long-term debt and mandatory preferred stock sinking fund redemptions totaled $600,000 during the year ended March 31, 1996, and it is expected that such mandatory retirements will be $570,000 in 1997, $20.6 million in 1998, $12.8 million in 1999, and $5.0 million in 2000.

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

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The election of three Directors to Class II of the Board of Directors was submitted to stockholders in the Company's proxy statement. At the annual meeting of common stockholders held on May 1, 1996 and completed following an adjournment to May 8, 1996, the three nominees were elected, receiving the following votes: R. R. Hylland 6,043,577, Jerry W. Johnson 6,051,148, Larry F. Ness 6,032,345. Also submitted to the common and preferred stockholders were six proposals to amend the Company's Restated Certificate of Incorporation. Proposals 1, 3, 4, 5, and 6 were approved, but proposal 2 failed to receive a majority of the outstanding shares of common stock. The results of the voting were as follows:

1. To increase to 1,000,000 the number of authorized shares of the Company's Preference Stock, par value $50 per share.
Common Stock
4,621,337 For          975,433 Against          285,038 Abstain

2. To eliminate the ability of stockholders or a vice president or the secretary of the Company to call a special meeting of stockholders. Common Stock
4,431,850 For        1,126,901 Against          307,608 Abstain
Cumulative Preferred Stock
   27,454 For              893 Against            1,128 Abstain

3. To increase to 1,000,000 the number of authorized shares of the Company's Cumulative Preferred Stock, par value $100 per share. Common Stock
4,560,860 For        1,009,045 Against          313,854 Abstain
Cumulative Preferred Stock
   27,454 For              893 Against            1,128 Abstain

4. To eliminate the income coverage requirement which must be satisfied to issue additional Cumulative Preferred Stock without obtaining approval of the holders of at least two-thirds of the outstanding Cumulative Preferred Stock.
Common Stock
4,533,628 For          591,126 Against          398,980 Abstain
Cumulative Preferred Stock
   26,839 For            1,137 Against            1,313 Abstain

5. To eliminate the requirement that the approval of the holders of a majority of the outstanding Cumulative Preferred Stock be obtained for the Company to issue or assume unsecured indebtedness securities in an aggregate amount exceeding 25% of the Company's capitalization.
Common Stock
4,531,442 For          576,350 Against          417,090 Abstain
Cumulative Preferred Stock
   27,027 For              673 Against            1,589 Abstain

6. To eliminate the restrictions which apply to dividends or other distributions on, and to purchases or other acquisitions of, the Company's Common Stock when the Company's Common Stock equity is less than prescribed percentages of the Company's total capitalization, unless approval of at least two-thirds of the outstanding shares of the Cumulative Preferred Stock is obtained.
Common Stock
4,913,384 For          307,708 Against          302,101 Abstain
Cumulative Preferred Stock
   27,103 For              822 Against            1,364 Abstain


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

                                   NORTHWESTERN PUBLIC SERVICE COMPANY
                                   -----------------------------------
                                             (Registrant)


Date:     __________, 1996         /s/ R. A. Thaden
                                   ------------------------------------
                                   Treasurer



Date:     ___________, 1996        /s/ A. D. Dietrich
                                   -----------------------------------
                                   Vice President-Corporate Services
                                   and Corporate Secretary