Form 10-Q
period 1996-06-30
NORTHWESTERN PUBLIC SERVICE CO
filed 1996-08-14
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q


(MARK ONE)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

Common Stock, Par Value $3.50
8,920,122 shares outstanding at August 9, 1996
Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust, Liquidation Amount $25.00
1,300,000 shares outstanding at August 9, 1996

INDEX



                                                           Page
Part I.  Financial Information

         Consolidated Balance Sheet -
            June 30, 1996 and December 31, 1995

         Consolidated Statement of Income -
            Three months and six months ended
            June 30, 1996 and 1995

         Consolidated Statement of Cash Flows
            Three months and six months ended
            June 30, 1996 and 1995

         Notes to Consolidated Financial Statements

         Management's Discussion of Financial Condition and Results of Operations


Part II. Other Information


Signatures

     NORTHWESTERN PUBLIC SERVICE COMPANY
         CONSOLIDATED BALANCE SHEET

                                             June 30           December 31,
                                             1996              1995
                   ASSETS                       (unaudited)
                                             --------------    --------------
[S]                                          [C]               [C]
PROPERTY:
   Electric                                  $  345,126,770    $  336,961,117
   Gas                                           77,053,728        73,546,150
   Propane                                       77,459,260        74,815,533
   Manufacturing                                  2,086,607         2,048,725
                                             --------------    --------------
                                                501,726,366       487,371,525
   Less-Accumulated depreciation               (158,175,815)     (150,469,310)
                                             --------------    --------------
                                                343,550,551       336,902,215
                                             --------------    --------------
CURRENT ASSETS:
   Cash and cash equivalents                      3,396,902         4,551,913
   Trade accounts receivable, net                23,720,714        28,190,389
   Receivables related to acquisition            41,742,406        23,357,538
   Inventories
    Coal and fuel oil                             2,571,490         3,600,474
    Materials and supplies                        4,883,571         4,097,484
    Manufacturing                                 5,121,134         5,660,357
    Propane                                       6,038,938         8,287,443
   Deferred gas costs                               610,679         2,925,865
   Other                                          5,631,721         9,948,238
                                             --------------    --------------
                                                 93,717,556        90,619,701
                                             --------------    --------------
OTHER ASSETS:
   Investments                                   54,118,680        51,907,141
   Deferred charges and other                    29,909,387        30,240,083
   Goodwill and other intangibles, net           50,979,147        49,052,343
                                             --------------    --------------
                                                135,007,214       131,199,567
                                             --------------    --------------
                                             $  572,275,321    $  558,721,483
                                             ==============    ==============
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
   Common stock equity                       $  161,051,505    $  152,678,191
   Nonredeemable cumulative preferred stock       2,600,000         2,600,000
   Redeemable cumulative preferred stock          3,650,000         3,660,000
   Company obligated mandatorily redeemable
     securities of trust holding solely
     parent debentures                           32,500,000        32,500,000
   Long-term debt
     Utility                                    183,850,000       183,850,000
     Nonrecourse debt of subsidiaries            28,609,681        28,990,224
                                             --------------    --------------
                                                412,261,186       404,278,415
                                             --------------    --------------
CURRENT LIABILITIES:
   Commercial paper                               3,000,000         3,500,000
   Long-term debt due within one year               570,000           570,000
   Accounts payable                               9,313,870        15,564,985
   Accrued taxes                                 10,333,414         7,689,592
   Accrued interest                               4,759,645         4,738,243
   Accrued liabilities related to acquisition    28,104,316        12,750,424
   Other                                         13,210,366        13,947,990
                                             --------------    --------------
                                                 69,291,611        58,761,234
                                             --------------    --------------
DEFERRED CREDITS:
   Accumulated deferred income taxes             41,277,781        43,666,229
   Unamortized investment tax credits             9,739,819        10,021,519
   Other                                         39,704,924        41,994,086
                                             --------------    --------------
                                                 90,722,524        95,681,834
                                             --------------    --------------
                                             $  572,275,321    $  558,721,483
                                             ==============    ==============
The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                  NORTHWESTERN PUBLIC SERVICE COMPANY
                                   CONSOLIDATED STATEMENT OF INCOME
                                              (unaudited)

                                           Three Months Ended               Six Months Ended
                                                June 30                          June 30
                                           1996            1995             1996             1995
                                       -------------   -------------    -------------    -------------
OPERATING REVENUES:
   Electric                            $  17,003,839   $  17,162,168    $  36,207,757    $ 35,745,717
   Gas                                    14,983,091      14,382,253       45,173,425      40,846,472
   Propane                                18,721,709             -         60,520,544             -
   Manufacturing                           5,972,232       8,562,801       11,998,538      14,269,448
                                       -------------   -------------    -------------    -------------
                                          56,680,871      40,107,222      153,900,264      90,861,637
                                       -------------   -------------    -------------    -------------
OPERATING EXPENSES:
   Fuel and purchased power                2,942,863       3,114,941        6,698,816       6,914,281
   Purchased gas sold                     10,776,857      10,698,806       28,435,633      27,920,824
   Other operating expenses                5,993,407       5,855,080       12,619,618      11,357,140
   Propane costs                          17,336,752             -         49,299,277             -
   Manufacturing costs                     5,412,903       7,395,248       11,050,192      12,558,258
   Maintenance                             1,596,399       1,597,713        3,133,598       2,900,273
   Depreciation and amortization           4,595,460       3,223,406        9,189,050       6,432,935
   Property and other taxes                1,589,741       1,666,032        3,224,334       3,339,674
                                       -------------   -------------    -------------    -------------
                                          50,244,382      33,551,226      123,650,518      71,423,385
                                       -------------   -------------    -------------    -------------
OPERATING INCOME:
   Electric                                5,329,642       5,410,884       11,787,455      12,086,417
   Gas                                       500,711          69,446        8,971,347       5,814,144
   Propane                                   181,372             -          8,822,391             -
   Manufacturing                             424,764       1,075,666          668,553       1,537,691
                                       -------------   -------------    -------------    -------------
                                           6,436,489       6,555,996       30,249,746      19,438,252

INVESTMENT INCOME AND OTHER                2,019,379         749,431        2,656,718       1,314,343
INTEREST EXPENSE, net                     (3,856,775)     (2,491,547)      (7,808,769)     (5,081,827)
                                       -------------   -------------    -------------    -------------
INCOME BEFORE INCOME TAXES                 4,599,093       4,813,880       25,097,695      15,670,768

INCOME TAXES                              (1,245,817)     (1,765,137)      (8,435,575)     (5,519,391)
                                       -------------   -------------    -------------    -------------
NET INCOME                                 3,353,276       3,048,743       16,662,120      10,151,377

MINORITY INTEREST ON PREFERRED
  SECURITIES OF SUBSIDIARY TRUST            (660,156)             -        (1,320,312)              -

DIVIDENDS ON CUMULATIVE PREFERRED STOCK     (141,543)        (29,775)        (281,839)        (59,550)
                                       -------------   -------------    -------------    -------------
EARNINGS ON COMMON STOCK               $   2,551,577   $   3,018,968    $  15,059,969    $ 10,091,827
                                       =============   =============    =============    =============

WEIGHTED AVERAGE SHARES                    8,920,122       7,677,232        8,920,122       7,677,232

EARNINGS PER AVERAGE COMMON SHARE      $        0.29   $        0.39    $        1.69    $       1.31
                                       =============   =============    =============    =============

DIVIDENDS PER AVERAGE COMMON SHARE     $       0.440   $       0.425    $       0.880    $      0.850
                                       =============   =============    =============    =============

The accompanying notes to consolidated financial statements are an integral part of these statements.


                                        NORTHWESTERN PUBLIC SERVICE COMPANY
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     (unaudited)

                                                         Three Months Ended                Six Months Ended
                                                               June 30                           June 30
                                                        1996             1995             1996            1995
                                                  ---------------  -------------    --------------- -------------
OPERATING ACTIVITIES:
   Net income                                     $    3,353,276   $   3,048,743    $  16,662,120   $  10,151,377
   Items not affecting cash:
    Depreciation and amortization                      4,595,460       3,223,406        9,189,050       6,432,935
    Deferred income taxes                                 (8,499)        128,206         (672,665)        195,636
    Investment tax credits                              (140,850)       (141,300)        (281,700)       (282,600)
    Changes in current assets and liabilities, net:
      Accounts receivable                              8,304,775       2,162,497        4,469,675         528,158
      Inventories                                      3,745,248         266,388        5,345,812       1,572,687
      Other current assets                               (18,991)        601,520        4,316,517       1,561,460
      Accounts payable                                (4,344,626)     (2,432,045)      (6,251,115)     (5,459,517)
      Accrued taxes                                   (5,975,943)     (2,924,011)       2,643,821       1,821,582
      Accrued interest                                 2,307,667       1,257,238           21,402           8,477
      Other current liabilities                       (2,176,613)        278,727         (737,624)        674,477
    Other, net                                        (2,842,200)        603,193       (5,509,115)      1,764,088
                                                  ---------------  -------------    --------------- -------------
      Cash flows from operating activities             6,798,704       6,072,562       29,196,178      18,968,760
                                                  ---------------  -------------    --------------- -------------

INVESTMENT ACTIVITIES:
   Property additions                                 (7,514,338)     (5,757,800)     (14,766,273)    (10,734,845)
   Sale or (Purchase) of noncurrent investments, net     213,756      (1,646,475)      (2,211,539)     (3,952,467)
   Purchase of working capital, net                      (76,156)            -         (3,030,976)            -
                                                  ---------------  -------------    --------------- -------------
      Cash flows for investment activities            (7,376,738)     (7,404,275)     (20,008,788)    (14,687,312)
                                                  ---------------  -------------    --------------- -------------

FINANCING ACTIVITIES:
   Dividends on common and preferred stock            (4,066,395)     (3,292,600)      (8,131,546)     (6,585,199)
   Minority interest on preferred securities of
    subsidiary trust                                    (660,156)            -         (1,320,312)            -
   Issuance of long-term debt and nonrecourse
    subsidiary debt                                    1,407,680        (692,500)       2,370,483       2,265,000
   Repayment of long-term debt                          (818,976)            -         (2,751,026)       (692,500)
   Retirement of preferred stock                         (10,000)        (30,000)         (10,000)        (30,000)
   Commercial paper issuances                          3,000,000       7,800,000        3,000,000       4,000,000
   Commercial paper repayments                               -        (3,800,000)      (3,500,000)     (3,800,000)
                                                  ---------------  -------------    --------------- -------------
      Cash flows for financing activities             (1,147,847)        (15,100)     (10,342,401)     (4,842,699)
                                                  ---------------  -------------    --------------- -------------

DECREASE IN CASH AND CASH EQUIVALENTS                 (1,725,881)     (1,346,813)      (1,155,011)       (561,251)
Cash and Cash Equivalents, beginning of period         5,122,783       3,338,174        4,551,913       2,552,612
                                                  ---------------  -------------    --------------- -------------
CASH AND CASH EQUIVALENTS, end of period          $    3,396,902   $   1,991,361    $   3,396,902   $   1,991,361
                                                  ===============  =============    =============== =============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Income taxes                                $    6,254,293   $   3,510,900    $   6,254,293   $   3,511,200
      Interest                                           947,307         865,903        6,480,840       4,260,730

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

(3)  Allowance for Funds Used During Construction -

     The allowance for funds used during construction includes the costs of equity and borrowed funds used to finance construction which are capitalized in accordance with rules prescribed by the FERC. For the quarters ended June 30, 1996 and 1995, allowance for equity funds was $12,568 and $27,852. For the six months ended June 30, 1996, and 1995, allowance for equity funds was $48,078 and $48,109. Allowance for borrowed funds was $11,145 and $75,305 for the quarters ended June 30, 1996 and 1995, and $41,409 and $130,071 for the six months ended June 30, 1996 and 1995.

 (4) Reclassifications -

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

     In August 1995, the Company acquired Synergy Group, Inc., a retail propane distributor in the eastern and south-central regions of the United States. Since the acquisition of Synergy, smaller acquisitions in Ohio, North Carolina, and Oklahoma added 7.5 million gallons to the Company's propane business. The Company's propane operations serve more than 180,000 customers in 17 states.

Weather

     Weather patterns have a material impact on the Company's operating performance. Because natural gas and propane are heavily used for residential and commercial heating, the demand for these products depends upon weather patterns throughout the Company's service area. With a larger proportion of its operations related to seasonal natural gas and propane sales in 1996, the distribution of the Company's quarterly operating performance will be different than in historical periods. A significantly greater portion of the Company's operating income is expected to be recognized in the first and fourth quarters related to higher revenues from the heating season. Operating income for the second and third quarters is expected to be substantially less than historical periods.


RESULTS OF OPERATIONS:

Earnings Comparisons -

     Earnings per share for the quarter ended June 30, 1996 was $.29 compared to $.39 for the quarter ended June 30, 1995. The decrease in earnings was primarily due to seasonality of the Company's propane operations acquired in August 1995. Because propane is heavily used for residential and commercial heating, demand is the highest during the five-month season of November - March. Consequently, a greater portion of the Company's operating income is now recognized in the first and fourth quarters related to higher revenues from the heating season. Operating income for the second and third quarters will typically be less than historical periods.

     Favorably impacting earnings for the quarter ended June 30, 1996 was increased investment income related to the sale of a portion of the Company's LodgeNet common stock investment. Related to propane acquisitions, the Company issued 1.2 million additional shares of common stock in 1995 and earnings per share for the second quarter of 1996 reflect a 16% increase in average shares outstanding.

     Earnings per share for the year to date ended June 30, 1996 were $1.69 compared to $1.31 for the six months ended June 30, 1995. The increase in earnings was primarily due to the propane acquisitions discussed above, improved returns from natural gas sales, slightly colder weather in the first quarter, and increased investment income related to the sale of LodgeNet common stock.

Electric and Natural Gas:

     The following tables summarize the factors affecting the variations in electric and natural gas revenues between years:

                               Variation from           Variation from
                                 Prior Year               Prior Year
                                Three Months              Six Months
                                Ended June 30            Ended June 30
                              -------   -------        -------   -------
                               1996      1995           1996      1995
                              -------   -------        -------   -------
                                      (thousands of dollars)
Electric:

Variation in kwh sales        $  311    $  528         $1,153    $   (3)
Changes in rates, fuel cost
recovery, and other             (469)     (199)        $ (691)   $ (348)
                              -------   -------        -------   -------
                              $ (158)   $  329         $  462    $ (351)
                              =======   =======        =======   =======

Natural Gas:

Variation in mmbtu sales      $  460    $2,738         $3,758    $ (483)
Changes in rates, gas cost
recovery, and other              141       319            569      (307)
                              -------   -------        -------   -------
                              $  601    $3,057         $4,327    $ (790)
                              =======   =======        =======   =======


     For the quarter ended June 30, 1996, changes in electric fuel-related costs were comparable to changes in electric revenues and purchased gas costs increased due to increased sales. Other operating expenses increased due to growth-related costs in expanded energy services and marketing functions.

     For the six months ended June 30, 1996, the favorable first quarter weather pattern impact on natural gas revenue resulted in comparable increases in purchased gas costs. The increase in other operating expenses reflects growth-related costs in expanded energy services and marketing functions, higher employee benefit expense, and higher costs related to the leasing of certain computer equipment rather than making capital investments. Maintenance expense increases are primarily related to higher expenditures at the base-load generating plants and electric distribution line facilities.

Propane:

     Operating revenue from propane sales for the second quarter of 1996 was $18.7 million on sales of 16.7 million gallons. For the six months ended June 1996, operating revenue was $60.5 million on sales of 57.4 million gallons. During the first quarter of 1996, weather was 2% colder than normal. Since the majority of propane is sold during the months of November - March related to residential and commercial heating, the second quarter is traditionally a net loss period in the industry.

Manufacturing:

     Manufacturing revenues are related to the Company's investment in Lucht Inc., a firm that manufactures photographic processing and imaging equipment used by high volume photo processing laboratories. Weaker quarterly sales activity produced lower revenues for the second quarter and for the year-to-date as compared to 1995. Also impacting the decline in operating income were higher expenses related to international marketing.

Other Income Statement Items:

     Other income, net, increased for the second quarter and for the year to date as compared to 1995, primarily due to higher investment income related to the sale of 125,000 shares of the Company's LodgeNet common stock investment. The increase in depreciation reflects primarily the addition of propane to depreciable plant. The increase in interest expense is primarily related to the issuance of $60 million general mortgage bonds in August 1995 as a part of the Synergy acquisition financing and a short-term line of credit related to propane operations. Year-to-date income taxes increased as a result of higher taxable income while income taxes for the three months ended June 30, 1996 decreased as a result of lower taxable income. The increase in preferred dividends and the addition of minority interest on preferred securities is related to the issuance of preferred securities to finance the propane transactions.

Liquidity and Capital Resources -

     The Company has a high degree of long-term liquidity through the generation of operating cash flows, the availability of substantial marketable securities, and a sound capital structure. In addition, the Company has adequate capacity for additional financing and has maintained its liquidity position through favorable bond ratings.

     The Company has generated significant operating cash flows while continuing to maintain substantial cash and investment balances in the form of marketable securities. Cash flows from operating activities during the three months ended June 30, 1996 and 1995 were $6.8 million and $6.1 million, and $29.2 million and $19.0 million for the six months ended June 30, 1996 and 1995. The increase was primarily due to growth in the Company's operating performance and propane acquisitions. Cash equivalents and investment securities totaled $40.6 million and $40.4 million at June 30, 1996 and 1995.

     Working capital and other financial resources are also provided by lines of credit, which are generally used to support commercial paper borrowings, a primary source of short-term financing. At June 30, 1996, unused short-term lines of credit totaled $24.0 million. In addition, the Company's nonregulated businesses maintain nonrecourse credit agreements with various banks for revolving and term loans.

Capital Requirements -

     The Company's primary capital requirements include the funding of its energy business construction and expansion programs, the funding of debt and preferred stock retirements and sinking fund requirements, and the funding of its corporate development and investment activities.

     The emphasis of the Company's construction activities is to undertake those projects that most efficiently serve the expanding needs of its customer base, enhance energy delivery capabilities, expand its current customer base, and provide for the reliability of energy supply. Expenditures for construction activities during the three months and six months ended June 30, 1996 and 1995 were $7.5 million and $5.8 million and $14.8 million and $10.7 million, respectively. Included in such construction activities were nonregulated capital expenditures of $1.3 million and $.1 million during the three months ended June 30, 1996 and 1995 and $2.7 million and $.3 million for the six months ended June 30, 1996 and 1995. Capital expenditures for 1996, excluding propane, are estimated to be $20.0 million with a large portion of expenditures to be spent on enhancements of the electric and natural gas distribution systems and new customer growth. Electric and natural gas related capital expenditures, including new customer development expenses, for the years 1996 through 2000 are estimated to be $78.0 million. Nonregulated capital expenditures for 1996 are estimated to be $6.5 million. Estimated nonregulated capital expenditures for the years 1996 through 2000 are estimated to be $20.5 million.

     Capital requirements for the mandatory retirement of long-term debt and mandatory preferred stock sinking fund redemptions totaled $580,000 during the six months ended June 30, 1996, and it is expected that such mandatory retirements will be $570,000 in 1997, $20.6 million in 1998, $12.8 million in 1999, and $5.0 million in 2000.

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

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 3  - Certificate of Amendment of Restated Certificate of
     Incorporation
     Exhibit 27 - Financial Data Schedule UT (SEC only)

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

                                   NORTHWESTERN PUBLIC SERVICE COMPANY
                                   -----------------------------------
                                             (Registrant)


Date:     __________, 1996         /s/ R. A. Thaden
                                   ------------------------------------
                                   Treasurer



Date:     ___________, 1996        /s/ A. D. Dietrich
                                   -----------------------------------
                                   Vice President-Administration
                                   and Corporate Secretary