Form 10-Q
period 1996-09-30
NORTHWESTERN PUBLIC SERVICE CO
filed 1996-11-14
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q


(MARK ONE)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

Indicate the number of shares outstanding of each of the registrant's classes of stock, as of the latest practicable date:

Common Stock, Par Value $3.50
8,920,122 shares outstanding at November 6, 1996
Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust, Liquidation Amount $25.00
1,300,000 shares outstanding at November 6, 1996


INDEX



                                                           Page
Part I.  Financial Information

         Consolidated Balance Sheet -
            September 30, 1996 and December 31, 1995

         Consolidated Statement of Income -
            Three months and nine months ended
            September 30, 1996 and 1995

         Consolidated Statement of Cash Flows
            Three months and nine months ended
            September 30, 1996 and 1995

         Notes to Consolidated Financial Statements

         Management's Discussion of Financial Condition and Results of Operations


Part II. Other Information


Signatures

                       NORTHWESTERN PUBLIC SERVICE COMPANY
                            CONSOLIDATED BALANCE SHEET

                                               September 30      December 31,
                                                    1996              1995
                   ASSETS                       (unaudited)
                                             ---------------   ---------------
[S]                                          [C]               [C]
PROPERTY:
   Electric                                  $  348,761,126    $  336,961,117
   Gas                                           78,710,213        73,546,150
   Propane                                       73,814,263        74,815,533
   Manufacturing                                  2,076,255         2,048,725
                                             ---------------   ---------------
                                                503,361,857       487,371,525
   Less-Accumulated depreciation               (162,434,380)     (150,469,310)
                                             ---------------   ---------------
                                                340,927,477       336,902,215
                                             ---------------   ---------------
CURRENT ASSETS:
   Cash and cash equivalents                      1,648,869         4,551,913
   Trade accounts receivable, net                18,820,277        28,190,389
   Receivables related to acquisition            37,986,250        23,357,538
   Inventories
    Coal and fuel oil                             2,835,517         3,600,474
    Materials and supplies                        5,011,468         4,097,484
    Propane                                       8,729,151         8,287,443
    Manufacturing                                 4,969,391         5,660,357
   Deferred gas costs                               859,693         2,925,865
   Other                                          7,064,921         9,948,238
                                             ---------------   ---------------
                                                 87,925,537        90,619,701
                                             ---------------   ---------------
OTHER ASSETS:
   Investments                                   61,622,288        51,907,141
   Deferred charges and other                    30,830,271        30,240,083
   Goodwill and other intangibles, net           36,813,554        49,052,343
                                             ---------------   ---------------
                                                129,266,113       131,199,567
                                             ---------------   ---------------
                                             $  558,119,127    $  558,721,483
                                             ===============   ===============
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
   Common stock equity                       $  156,777,434    $  152,678,191
   Nonredeemable cumulative preferred stock       2,600,000         2,600,000
   Redeemable cumulative preferred stock          3,650,000         3,660,000
   Company obligated mandatorily redeemable
     securities of trust holding solely
     parent debentures                           32,500,000        32,500,000
   Long-term debt
     Utility                                    183,850,000       183,850,000
     Nonrecourse debt of subsidiaries            29,811,444        28,990,224
                                             ---------------   ---------------
                                                409,188,878       404,278,415
                                             ---------------   ---------------
CURRENT LIABILITIES:
   Short-term borrowings                         17,500,000         3,500,000
   Long-term debt due within one year             1,595,000           570,000
   Accounts payable                              10,176,852        15,564,985
   Accrued taxes                                  9,615,098         7,689,592
   Accrued interest                               2,474,982         4,738,243
   Liabilities related to acquisition            28,822,257        12,750,424
   Other                                          9,215,808        13,947,990
                                             ---------------   ---------------
                                                 79,399,997        58,761,234
                                             ---------------   ---------------
DEFERRED CREDITS:
   Accumulated deferred income taxes             30,222,169        43,666,229
   Unamortized investment tax credits             9,598,969        10,021,519
   Other                                         29,709,114        41,994,086
                                             ---------------   ---------------
                                                 69,530,252        95,681,834
                                             ---------------   ---------------
                                             $  558,119,127    $  558,721,483
                                             ===============   ===============
The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                                 NORTHWESTERN PUBLIC SERVICE COMPANY
                                  CONSOLIDATED STATEMENT OF INCOME
                                             (unaudited)

                                             Three Months Ended                Nine Months Ended
                                                September 30                      September 30
                                           1996             1995             1996            1995
                                       ---------------  --------------   --------------  --------------
OPERATING REVENUES:
   Electric                            $   19,965,968   $  21,590,816    $  56,173,725   $  57,336,533
   Gas                                      6,037,851       6,286,139       51,211,276      47,132,611
   Propane                                 17,690,276      10,235,994       78,210,820      10,235,994
   Manufacturing                            6,010,985       7,434,763       18,009,523      21,704,211
                                       ---------------  --------------   --------------  --------------
                                           49,705,080      45,547,712      203,605,344     136,409,349
                                       ---------------  --------------   --------------  --------------
OPERATING EXPENSES:
   Fuel and purchased power                 3,653,527       4,476,150       10,352,343      11,390,431
   Purchased gas sold                       6,515,890       6,839,819       35,089,313      34,898,440
   Other operating expenses                 6,257,725       5,110,543       18,877,343      16,467,683
   Propane costs                           16,284,670       8,751,239       65,583,947       8,751,239
   Manufacturing costs                      5,365,997       6,559,949       16,416,189      18,947,978
   Maintenance                              1,439,512       1,344,828        4,435,320       4,107,304
   Depreciation and amortization            3,960,473       3,921,784       13,149,523      10,354,719
   Property and other taxes                 1,574,883       1,635,281        4,799,217       4,974,955
                                       ---------------  --------------   --------------  --------------
                                           45,052,677      38,639,593      168,703,195     109,892,749
                                       ---------------  --------------   --------------  --------------
OPERATING INCOME:
   Electric                                 7,400,432       8,911,785       19,187,887      20,998,202
   Gas                                     (4,158,170)     (3,624,566)       4,813,177       2,189,578
   Propane                                    922,358         853,667        9,744,749         853,667
   Manufacturing                              487,783         767,233        1,156,336       2,475,153
                                       ---------------  --------------   --------------  --------------
                                            4,652,403       6,908,119       34,902,149      26,516,600

INVESTMENT INCOME AND OTHER                   932,735       1,258,498        3,589,453       2,402,612
INTEREST EXPENSE, net                      (4,076,878)     (3,101,806)     (11,885,647)     (8,183,633)
                                       ---------------  --------------   --------------  --------------
INCOME BEFORE INCOME TAXES                  1,508,260       5,064,811       26,605,955      20,735,579

INCOME TAXES                                 (207,060)     (1,925,233)      (8,642,635)     (7,444,628)
                                       ---------------  --------------   --------------  --------------
NET INCOME                                  1,301,200       3,139,578       17,963,320      13,290,951

MINORITY INTEREST ON PREFERRED
  SECURITIES OF SUBSIDIARY TRUST             (660,156)       (396,110)      (1,980,468)       (396,110)

DIVIDENDS ON CUMULATIVE PREFERRED STOCK      (141,409)        (76,257)        (423,248)       (135,807)
                                       ---------------  --------------   --------------  --------------
EARNINGS ON COMMON STOCK               $      499,635   $   2,667,211    $  15,559,604   $  12,759,034
                                       ===============  ==============   ==============  ==============

WEIGHTED AVERAGE SHARES                     8,920,122       8,277,232        8,920,122       7,875,034

EARNINGS PER AVERAGE COMMON SHARE      $         0.06   $        0.32    $        1.74   $        1.62
                                       ===============  ==============   ==============  ==============

DIVIDENDS PER AVERAGE COMMON SHARE     $        0.440   $       0.456    $       1.320   $       1.308
                                       ===============  ==============   ==============  ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.



                                 NORTHWESTERN PUBLIC SERVICE COMPANY
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (unaudited)

                                                        Three Months Ended                 Nine Months Ended
                                                           September 30                       September 30
                                                       1996             1995              1996             1995
                                                  ---------------  ---------------   ---------------  ---------------
OPERATING ACTIVITIES:
   Net income                                     $    1,301,200   $    3,139,578    $   17,963,320   $   13,290,951
   Items not affecting cash:
    Depreciation and amortization                      3,960,473        3,921,784        13,149,523       10,354,719
    Deferred income taxes                                  1,340        1,109,086          (671,325)       1,304,722
    Investment tax credits                              (140,850)        (141,300)         (422,550)        (423,900)
    Changes in current assets and liabilities, net:
      Accounts receivable                              4,900,437        2,429,131         9,370,112        2,957,289
      Inventories                                     (3,179,408)         449,904         2,166,404        2,022,591
      Other current assets                            (1,433,200)        (398,639)        2,883,317        1,162,821
      Accounts payable                                   862,982        4,160,868        (5,388,133)      (1,298,649)
      Accrued taxes                                     (718,315)      (1,009,616)        1,925,506          811,966
      Accrued interest                                (2,284,663)        (562,129)       (2,263,261)        (553,652)
      Other current liabilities                       (3,994,558)      (2,228,737)       (4,732,182)      (1,554,260)
      Debt and acquisition related costs                       0       (6,063,261)                0       (6,063,261)
    Other, net                                        (1,780,002)      (1,874,546)       (7,289,117)        (110,454)
                                                  ---------------  ---------------   ---------------  ---------------
      Cash flows from (for) operating activities      (2,504,564)       2,932,123        26,691,614       21,900,883
                                                  ---------------  ---------------   ---------------  ---------------

INVESTMENT ACTIVITIES:
   Additions to plant                                 (8,214,298)      (6,838,834)      (22,980,571)     (17,573,679)
   Purchase of noncurrent investments                 (7,503,608)      (3,008,454)       (9,715,147)      (6,960,921)
   Purchase of net assets, net of cash acquired                0     (104,925,656)                0     (104,925,656)
   Purchase of working capital, net                    4,474,097                0         1,443,121                0
                                                  ---------------  ---------------   ---------------  ---------------
      Cash flows for investment activities           (11,243,809)    (114,772,944)      (31,252,597)    (129,460,256)
                                                  ---------------  ---------------   ---------------  ---------------

FINANCING ACTIVITIES:
   Dividends on common and preferred stock            (4,066,267)      (3,849,078)      (12,197,813)     (10,434,277)
   Minority interest on preferred securities of
    subsidiary trust                                    (660,156)        (396,110)       (1,980,468)        (396,110)
   Issuance of long-term debt                          2,276,763       60,000,000         4,647,246       62,265,000
   Repayment of long-term debt                           (50,000)        (594,445)       (2,801,026)      (1,286,945)
   Issuance of preferred securities                            0       31,213,261                 0       31,213,261
   Issuance of preferred stock                                 0        2,500,000                 0        2,500,000
   Retirement of preferred stock                               0                0           (10,000)         (30,000)
   Issuance of common stock                                    0       29,872,182                 0       29,872,182
   Short-term borrowing issuances                     14,500,000        3,000,000        17,500,000        7,000,000
   Short-term borrowing repayments                             0       (3,000,000)       (3,500,000)      (6,800,000)
                                                  ---------------  ---------------   ---------------  ---------------
      Cash flows from financing activities            12,000,340      118,745,810         1,657,939      113,903,111
                                                  ---------------  ---------------   ---------------  ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (1,748,033)       6,904,989        (2,903,044)       6,343,738
Cash and Cash Equivalents, beginning of period         3,396,902        1,991,361         4,551,913        2,552,612
                                                  ---------------  ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS, end of period          $    1,648,869   $    8,896,350    $    1,648,869   $    8,896,350
                                                  ===============  ===============   ===============  ===============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Income taxes                                $    1,006,000   $      996,000    $    7,260,293   $    4,507,200
      Interest                                         5,566,076        3,326,511        12,046,916        7,587,241

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

(3)  Allowance for Funds Used During Construction -

     The allowance for funds used during construction includes the costs of equity and borrowed funds used to finance construction which are capitalized in accordance with rules prescribed by the FERC. For the quarters ended September 30, 1996 and 1995, allowance for equity funds was $17,445 and $38,032. For the nine months ended September 30, 1996, and 1995, allowance for equity funds was $65,523 and $86,140. Allowance for borrowed funds was $15,470 and $102,827 for the quarters ended September 30, 1996 and 1995, and $56,880 and $232,898 for the nine months ended September 30, 1996 and 1995.

 (4) Propane Acquisitions -

     On September 9, 1996, the Company through its wholly owned subsidiary, Northwestern Growth Corporation (NGC), entered into agreements to acquire Empire Energy Corporation (Empire), a retail distributor of propane serving approximately 130,000 customers in 10 states, primarily in the Southeastern regions of the United States.

     In a separate transaction, NGC acquired on September 9, 1996 approximately $10 million of CGI Holdings, Inc. (CGI) preferred stock, in addition to an arrangement that will allow Northwestern Growth to acquire all of the common stock of CGI at a later date subject to various terms and conditions. CGI is the parent company of Coast Gas, Inc., a retail propane distributor serving 75,000 customers in seven states primarily in western regions of the United States. CGI, headquartered in Watsonville, CA., also owns Coast Energy Group, a wholesaler of propane and other natural gas liquids and a marketer and processor of natural gas, located in Houston TX.

     On October 7, 1996, the Company completed the acquisition of Empire Energy. The acquisition was accounted for as a purchase. The total purchase price of approximately $120 million was comprised of cash, certain liabilities assumed including long-term debt of $94 million, and transaction related costs.

     On October 10, 1996, the Company announced its newly formed subsidiary, Cornerstone Propane Partners, L.P., filed a registration statement to sell 8,975,000 common units in an initial Master Limited Partnership public offering. Cornerstone was formed to own and operate the propane businesses and assets of NGC and CGI.

 (5) Common Stock Dividends -

     Dividends per share of common stock were calculated as follows:

                            Three Months                Nine Months
                         Ended September 30          Ended September 30
                      ----------    ---------     -----------  ----------
                         1996          1995          1996         1995
                      ----------    ---------     -----------  ----------
Total Common Stock
  Dividends Paid      $3,924,856   $3,772,824     $11,774,563  $10,298,471

Average Common Shares  8,920,122    8,277,232       8,920,122    7,875,034
                      ----------   ----------     -----------  -----------

Dividends Per Share        $.440        $.456          $1.320       $1.308
                      ==========   ==========     ===========  ===========

     The three and nine months period ended September 30, 1995, include a dividend on the 1.2 million shares of common stock issued during the third quarter at the quarterly dividend rate of $.425.

(6)  Reclassifications -

     Certain 1995 amounts have been reclassified to conform to the 1996 presentation. Such reclassifications had no impact on net income or common stock equity as previously reported.

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

     In August 1995, the Company acquired Synergy Group, Inc., a retail propane distributor in the eastern and south-central regions of the United States. Since the acquisition of Synergy, smaller acquisitions in Ohio, North Carolina, Oklahoma, and Arkansas added 10.0 million gallons on an annualized basis to the Company's propane business. At September 30, the Company's propane operations served more than 150,000 customers in 17 states.

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


RESULTS OF OPERATIONS:

Earnings Comparisons -

     Earnings per share for the quarter ended September 30, 1996 were $.06 compared to $.32 for the quarter ended September 30, 1995. The decrease in earnings was primarily due to a decline in electric revenues as a result of cooler than normal weather and due to seasonality of the Company's propane operations acquired in August 1995. Because propane is heavily used for residential and commercial heating, demand is the highest during the five-month season of November - March. Consequently, a greater portion of the Company's operating income is now recognized in the first and fourth quarters related to higher revenues from the heating season. Operating income for the second and third quarters will typically be less than historical periods. Also impacting earnings for the quarter-ended September were lower natural gas revenues and operating income and a decrease in sales and operating income from manufacturing operations.

     Earnings per share for the year to date ended September 30, 1996 were $1.74 compared to $1.62 for the nine months ended September 30, 1995. The increase in earnings was primarily due to the propane acquisitions discussed above, improved returns from natural gas sales, slightly colder weather in the first quarter, and increased investment income related to the LodgeNet common stock sold during the second quarter. Offsetting the increase in earnings were higher financing costs related to the issuance of securities and short and long term indebtedness in funding the propane acquisitions.

Electric and Natural Gas:

     The following tables summarize the factors affecting the variations in electric and natural gas revenues between years:

                               Variation from           Variation from
                                 Prior Year               Prior Year
                                Three Months             Nine Months
                              Ended September 30       Ended September 30
                              -------   -------        -------   -------
                               1996      1995           1996      1995
                              -------   -------        -------   -------
                                      (thousands of dollars)
Electric:

Variation in kwh sales        $(1,127)  $2,459         $    26   $2,456
Changes in rates, fuel cost
recovery, and other              (498)    (256)        $(1,189)  $ (604)
                              -------   -------        -------   -------
                              $(1,625)  $2,203         $(1,163)  $1,852
                              =======   =======        =======   =======

Natural Gas:

Variation in mmbtu sales      $  (126)  $  370         $3,632    $ (113)
Changes in rates, gas cost
recovery, and other              (122)     539            447       232
                              -------   -------        -------   -------
                              $  (248)  $  909         $4,079    $  119
                              =======   =======        =======   =======


     For the quarter ended September 30, 1996, changes in electric fuel-related costs decreased due to decreased sales and changes in purchased gas costs were comparable to changes in gas revenue. Other operating expenses increased due to growth-related costs in expanded energy services and marketing functions and higher employee benefit expense.

     For the nine months ended September 30, 1996, the favorable first quarter weather pattern impact on natural gas revenue resulted in comparable increases in purchased gas costs. The increase in other operating expenses reflects growth-related costs in expanded energy services and marketing functions, higher employee benefit expense, and higher costs related to the leasing of certain computer equipment rather than making capital investments. Maintenance expense increases are primarily related to higher expenditures at the base-load generating plants.

Propane:

     Operating revenue from propane sales for the third quarter of 1996 was $17.7 million on sales of 17.1 million gallons. For the nine months ended September 1996, operating revenue was $78.2 million on sales of 74.4 million gallons. During the first quarter of 1996, weather was 2% colder than normal. Since the majority of propane is sold during the months of November - March related to residential and commercial heating, the second and third quarters are traditionally a net loss period in the industry.

Manufacturing:

     Manufacturing revenues are related to the Company's investment in Lucht Inc., a firm that manufactures photographic processing and imaging equipment used by high volume photo processing laboratories. Weaker sales activity produced lower revenues for the third quarter and for the year-to-date as compared to 1995. Also impacting the decline in operating income were higher expenses related to international marketing.

Other Income Statement Items:

     Other income, net, decreased for the third quarter of 1996 primarily due to lower investment income related to the sale of 50,000 shares of the Company's LodgeNet common stock investment in the third quarter of 1995. Other income for the year to date increased primarily due to higher investment income related to the sale of 125,000 shares of the Company's LodgeNet common stock investment. The increase in depreciation for the quarter and year-to-date reflects primarily the addition of propane to depreciable plant. The increase in interest expense in 1996 is primarily related to the issuance of $60 million general mortgage bonds in August 1995 as a part of the Synergy acquisition financing and a short-term line of credit related to propane operations and acquisitions, including the acquisition of approximately $10 million of CGI Holdings, Inc. preferred stock. Year-to-date income taxes increased as a result of higher taxable income while income taxes for the three months ended September 30, 1996 decreased as a result of lower taxable income. The increase in preferred dividends and the addition of minority interest on preferred securities is related to the issuance of preferred securities to finance the propane transactions.

Liquidity and Capital Resources -

     The Company has a high degree of long-term liquidity through the generation of operating cash flows, the availability of substantial marketable securities, and a sound capital structure. In addition, the Company has adequate capacity for additional financing and has maintained its liquidity position through favorable bond ratings.

     Cash flows from (for) operating activities during the three months ended September 30, 1996 and 1995 were ($2.5) million and $2.9 million, and $26.7 million and $21.9 million for the nine months ended September 30, 1996 and 1995. The year-to-date increase was primarily due to growth in the Company's operating performance and propane acquisitions. Cash equivalents and investment securities totaled $37.9 million and $49.2 million at September 30, 1996 and 1995.

     Working capital and other financial resources are also provided by lines of credit, which are generally used to support commercial paper borrowings, a primary source of short-term financing. At September 30, 1996, unused short-term lines of credit totaled $30.5 million. In addition, the Company's nonregulated businesses maintain nonrecourse credit agreements with various banks for revolving and term loans.

Capital Requirements -

     The Company's primary capital requirements include the funding of its energy business construction and expansion programs, the funding of debt and preferred stock retirements and sinking fund requirements, and the funding of its corporate development and investment activities. As discussed in the Notes to Consolidated Financial Statements, the Company's subsidiary, Cornerstone Propane Partners, L.P., filed a registration statement on October 10, 1996 to sell 8,975,000 common units in an initial Master Limited Partnership public offering related to the Company's propane activities capital requirements.

     The emphasis of the Company's construction activities is to undertake those projects that most efficiently serve the expanding needs of its customer base, enhance energy delivery capabilities, expand its current customer base, and provide for the reliability of energy supply. Expenditures for construction activities during the three months and nine months ended September 30, 1996 and 1995 were $8.2 million and $6.8 million and $23.0 million and $17.6 million, respectively. Included in such construction activities were nonregulated capital expenditures of $2.3 million and $.7 million during the three months ended September 30, 1996 and 1995 and $5.0 million and $.9 million for the nine months ended September 30, 1996 and 1995. Capital expenditures for 1996, excluding propane, are estimated to be $20.0 million with a large portion of expenditures to be spent on enhancements of the electric and natural gas distribution systems and new customer growth. Electric and natural gas related capital expenditures, including new customer development, for the years 1996 through 2000 are estimated to be $78.0 million. Nonregulated capital expenditures for 1996 are estimated to be $6.5 million. Estimated nonregulated capital expenditures for the years 1996 through 2000 are estimated to be $20.5 million.

     Capital requirements for the mandatory retirement of long-term debt and preferred stock sinking fund payments totaled $580,000 during the nine months ended September 30, 1996, and it is expected that such mandatory retirements and redemptions will be $1.6 million in 1997, $20.6 million in 1998, $12.8 million in 1999, and $5.0 million in 2000.

     The Company anticipates that future capital requirements will be met by both internally generated cash flows and available external financing.

                    NORTHWESTERN PUBLIC SERVICE COMPANY
                                  PART II



ITEM 1.   LEGAL PROCEEDINGS

     The Company is not currently involved in any pending material litigation.

ITEM 2.   CHANGES IN SECURITIES

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       Exhibit 2 - Stock Purchase and Merger Agreement dated September 4, 1996 among Northwestern Growth Corporation, CGI Acquisition Corporation and CGI Holdings, Inc.

       Exhibit 10 - Termination Agreement dated September 28, 1996 by and among Empire Gas Corporation, Northwestern Growth Corporation and SYN Inc.

       Exhibit 27 - Financial Data Schedule UT (SEC only)

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on September 13, 1996 to announce that the Company, through its wholly owned subsidiary, Northwestern Growth Corporation (NGC), entered into agreements to acquire Empire Energy Corporation (Empire), a retail distributor of propane serving approximately 130,000 customers in 10 states, primarily in the Southeastern regions of the United States. The Company also announced that NGC executed agreements to acquire approximately $10 million of CGI Holdings, Inc. preferred stock, in addition to an arrangement that will allow NGC to acquire all of the common stock of CGI. On September 9, 1996 NGC acquired the CGI Holdings, Inc. preferred stock.

     The Company also filed a report on Form 8-K on October 21, 1996 to announce the merger of a wholly owned subsidiary of the registrant with Empire Energy Corporation (Empire) was consummated on October 7, 1996.

     The Company also filed a report on Form 8-K/A on November 12, 1996 as Amendment No. 1. The Form 8-K is amended to include pro forma financial information.

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