Form 10-K
period 1996-12-31
NORTHWESTERN PUBLIC SERVICE CO
filed 1997-03-31
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
      WASHINGTON, D.C.  20549

             FORM 10-K

(Mark One)
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996
     or
(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

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

$334,023,000 as of February 18, 1997

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

   Common Stock, Par Value $3.50
8,922,632 shares outstanding at February 18, 1997

DOCUMENTS INCORPORATED BY REFERENCE:
1996 Annual Report to Stockholders . . . . . . . . Parts I and II
Proxy Statement for 1997 Annual Meeting . . . . . . . . Parts I and III

PART I

ITEM 1.   BUSINESS


GENERAL DEVELOPMENT OF BUSINESS

     Northwestern Public Service Company (Company) is a diversified energy distribution company with core operations engaged in the electric, natural gas, and propane businesses. The Company generates and distributes electric energy to 56,000 customers in eastern South Dakota. The Company also purchases, distributes, sells, and transports natural gas to 77,000 customers in Central Nebraska and eastern South Dakota.

     The Company acquired Synergy Group Incorporated, a major retail propane distributor in August 1995. In 1996, Northwestern acquired eight additional propane companies, including Empire Energy Corporation in October, then the eighth largest retail marketer of propane in the U.S., and CGI Holdings, Inc., then the eighteenth largest retail marketer of propane in the U.S. in December. Also, in December 1996, Northwestern combined all of its propane businesses into Cornerstone Propane Partners, L.P. (Cornerstone), a publicly traded master limited partnership which sold
9.8 million common units to the public on December 17, 1996, at a price of $21 per unit. Net proceeds from the offering of common units, together with the concurrent sale of $220 million of senior secured notes by a subsidiary partnership, were used to redeem preferred stock of the combined propane entities and repay acquisition loans and existing debt. Northwestern's majority-owned subsidiaries hold 6.9 million subordinated units or 41.4% of Cornerstone, while public unitholders, own 58.6% of the Partnership. Cornerstone is the fifth largest retail propane marketer in the U.S., serving approximately 360,000 customers from 312 service centers in 26 states.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Financial information about industry segments is incorporated by reference to Note 12 of the "Notes to Consolidated Financial Statements" on page 19 of the financial section of the Company's 1996 Annual Report to Stockholders, filed as an Exhibit hereto.

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

ELECTRIC BUSINESS

     ELECTRIC SALES. On a consolidated basis, 21% of the Company's 1996 operating revenues were from the sale of electric energy. All of the Company's electric revenues are derived from customers in South Dakota.

     The Company has relatively few large customers in its service territory. By customer category, 37% of 1996 total electric sales was from residential sales, 55% was from commercial and industrial sales, 1% was from street lighting and sales to public authorities, and 7% was from sales for resale.

     Sales for resale primarily include power pool sales to other utilities. Power pool sales fluctuate from year to year depending on a number of factors including the Company's availability of excess short-term generation and the ability to sell the excess power to other utilities in the power pool. The Company also sells power and energy at wholesale to certain municipalities for resale and to various governmental agencies. In 1996, these sales accounted for less than 1% of total electric sales.

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

     At December 31, 1996, the aggregate net summer peaking capacity of all Company-owned electric generating units was 306,572 kw, consisting of 102,703 kw from Big Stone (the Company's 23.4% share), 42,700 kw from Coyote (the Company's 10.0% share), 54,169 kw from Neal (the Company's 8.7% share), and 107,000 kw from internal combustion turbine units and small diesel units, used primarily for peaking purposes. In addition to those plant facilities, the Company entered into an agreement in 1995 to purchase up to 14,950 kw of firm capacity from Basin Electric Cooperative to assist in meeting peak capacity demands. The Company has also contracted with Nebraska Public Power District to purchase various amounts of firm capacity to further assist in supplying peak energy demands.

     The Company is a summer peaking utility. The 1996 peak demand of 260,159 kw occurred on June 27, 1996. Total system capability at the time of peak was 321,522 kw. The reserve margin for 1996 was 19%. The minimum reserve margin requirement as determined by the members of the Mid-Continent Area Power Pool (MAPP), of which the Company is a member, is 15%.

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

     FUEL SUPPLY. Lignite and sub-bituminous coal were utilized by the Company as fuel for virtually all of the electric energy generated during 1996. North Dakota lignite is the primary fuel at Coyote. The Company burned Montana sub-bituminous coal at Big Stone during 1996. During 1996, the average heating value of lignite burned was 6,974 BTU per pound at Coyote. The sulfur content of this lignite is typically between 0.8% and 1.2%. The Montana sub-bituminous coal burned at Big Stone contained an average heating value of 8,825 BTU per pound and a sulfur content between 0.55% and 0.75%. Neal burned Wyoming sub-bituminous coal which had an average heating value of 8,491 BTU per pound during 1995. Typically, the sulfur content of this coal is between 0.30% and 0.40%.

     The Company's fuel costs have remained relatively stable. The average cost by type of fuel burned is shown below for the periods indicated:

                               Cost Per Million BTU    % of 1996
                              Year Ended December 31   Megawatt
                              ----------------------     Hours
Fuel Type                     1994      1995    1996   Generated
                              -----     -----   ----   ---------
Lignite - Big Stone           $1.10     $1.09     -         0%
Sub-bituminous-Big Stone        -        1.00   $.95       46%
Lignite - Coyote**              .86       .83    .86       26%
Sub-bituminous-Neal             .74       .76    .75       28%
Natural Gas                    2.21      1.80   2.24        *
Oil                            3.90      3.96   4.65        *

      *Combined for approximately one percent.
     **Includes pollution control reagent.

     During 1996, the average delivered cost per ton of lignite was $11.25 to Coyote. The average cost per ton of sub-bituminous coal received at Big Stone for 1996 was $16.91. The average cost for coal delivered to Neal was $12.08 per ton for 1996. Such amounts include severance taxes imposed by the states of North Dakota and Montana and a production tax imposed by the state of Wyoming. While the effect on the Company's fuel costs of future changes in severance or production taxes cannot be predicted, any changes in the Company's fuel costs may be passed on to its customers through the operation of the fuel adjustment clause. This feature of the Company's electric rates is more fully discussed in the section entitled "Regulation".

     The continued delivery of lignite and sub-bituminous coal to the three large steam generating units in which the Company is part owner is reasonably assured by contracts covering various periods of the operating lives of these units. The contract for delivery of Montana sub-bituminous coal to Big Stone expires in 1999, further evaluations will be conducted during the contract term to select a coal supply for periods beyond 1999. The contract for delivery of lignite to Coyote, which expires in 2016, provides for an adequate fuel supply for the estimated economic life of that plant. Neal receives Wyoming sub-bituminous coal under a long-term contract which expires in 1998. In the near future, the Company, along with the other owners of Neal, will begin to study options for the supply of coal for periods beyond the expiration date.

     Following test burns in 1990 and 1991, the owners of the Big Stone Plant received approval from the South Dakota Department of Environment and Natural Resources to burn tire derived fuel (TDF) and refuse derived fuel
(RDF). The quantity of TDF and RDF that was burned in 1996 is insignificant when compared to total coal consumption at the plant.

     The fossil fuel supplies for Big Stone and Neal are delivered via unit trains belonging to the respective plants' owners and locomotives of the Burlington Northern Railroad and the Union Pacific Railroad, respectively. The lignite supply for Coyote is delivered via conveyor at this "mine-mouth" plant. In early 1996, the Company and its partners at Big Stone executed a fifteen year operating lease agreement for unit train cars.
This agreement was effective late in 1996. The prior unit train cars were sold to another third party independent of the leasing transaction.

     While the Company has no firm contract for diesel fuel for its other electric generating plants, it has been able to purchase its diesel fuel requirements in recent years from local suppliers and currently has in storage an amount adequate to satisfy its normal requirements for such fuel.

     Additional information relating to jointly owned plants is incorporated by reference to Note 8 of the "Notes to Consolidated
Statements" on page 17 of the financial section of the Company's 1996 Annual Report to Stockholders filed as an Exhibit hereto.

NATURAL GAS BUSINESS

     NATURAL GAS SALES AND DEMAND. On a consolidated basis, 21% of the Company's 1996 operating revenues were from the sale of natural gas energy. During 1996, the Company derived 55% of its natural gas revenues from South Dakota and 45% from Nebraska. The Company's peak daily sendout was 134,072 MMBTU.

     CAPABILITY AND SUPPLY. The Company owns and operates natural gas distribution systems serving 38,023 customers in eastern South Dakota. In 1996 the Company completed construction of a new natural gas pipeline in northern South Dakota which increased internal capacity by 15,000 MMBTU per day. In 1995, the Company executed a service agreement with Cibola Energy Services Corporation (Cibola) whereby Cibola coordinates supply and transportation services. The agreement with Cibola and Northern Natural Gas pipeline and storage capacity, supplemented with peak shaving capacity allows the Company to meet its peak day system needs. This agreement provides for firm deliverable pipeline capacity of approximately 49,300 MMBTU per day in South Dakota.

     In Nebraska, the Company owns and operates natural gas distribution systems serving 39,455 retail customers in the village of Alda and the cities of Grand Island, Kearney, and North Platte, Nebraska. The Company purchases all of its natural gas for these systems through KN Gas Marketing, Inc. (KN) under a service agreement entered in 1995 whereby KN coordinates supply and transportation services. This agreement provides for firm deliverable pipeline capacity of approximately 58,000 MMBTU per day in Nebraska.

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

     To supplement firm gas supplies, the Company's service agreements with Cibola and KN also provide for underground natural gas storage services to meet the heating season and peak day requirements of its gas customers. In addition, the Company also owns and operates six propane-air plants with a total rated capacity of 18,000 MMBTU per day, or approximately 17% of peak day requirements. The propane-air plants provide an economic alternative to pipeline transportation charges to meet the peaks caused by customer demand on extremely cold days.

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

     On October 7, 1996, the Company completed the acquisition of Empire Energy Corporation (Energy), a retail distributor of propane. Energy maintained 168 retail branches serving approximately 130,000 customers in 10 states, primarily in southeast and midwest regions of the United States.

     On December 17, 1996, a wholly owned subsidiary of Northwestern Growth Corporation acquired CGI Holdings, Inc. (Coast). Immediately after the acquisition the Company combined the propane distribution businesses of Coast, Energy, Myers and Synergy into Cornerstone. As part of an IPO on the same date, Cornerstone sold a total of 9,821,000 Common Units at a price to the public of $21 a unit. Cornerstone's capital consists of 9,821,000 Common Units, 6,597,619 subordinated units (Subordinated Units) representing limited partner interests and a 1% general partner interest. The Company's majority owned subsidiaries own all 6,597,619 Subordinated Units and an aggregate 2% general partner interest in the Partnership, or a combined 41.4% effective interest in the Partnership.

     The net proceeds from the sale of 9,821,000 Common Units of Cornerstone and the net proceeds from the issuance of Cornerstone Senior Notes were used to repay term and revolving debt of Coast, Energy and Synergy, including accrued interest and any prepayment premiums which were assumed by the Partnership. In addition, the preferred stock of Synergy was redeemed at a premium. As a result of these repayments, the Company recorded a one-time after tax gain of $.19 per share from the prepayment of the term debt and redemption of preferred stock investment in Synergy.

     Additional information regarding the acquisitions is incorporated by reference to Note 2 of the "Notes to Consolidated Statements" on page 13 of the financial section of the Company's 1996 Annual Report to Stockholders, filed as an Exhibit hereto.

SALES. On a consolidated basis, 51% of the Company's 1996 operating revenues were from the sale of propane. Operating revenues recorded of $175.1 million on sales of 160 million gallons do not reflect a full year of operations due to various acquisitions.

     Similar to its electric and natural gas businesses, no single customer accounts for a significant portion of the Company's propane sales. By customer category, propane sales were 50% residential, 21% commercial and industrial, 13% agriculture related, 4% other, and 12% to wholesale customers.

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

SUPPLY AND DISTRIBUTION. The Company purchased propane from various suppliers, including major domestic oil companies and independent producers of gas liquid and oil and made occasional spot market transactions. The majority of the propane purchases were on a contractual basis under one-year agreements subject to annual renewal. The largest supplier provided approximately 13% of the total volumes purchased under contract. The percentage of contract purchases may vary from year to year depending on a number of factors. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or contract prices established at major storage points, and some contracts include a pricing formula that typically is based on such market prices. The Company has established relationships with a number of suppliers and believes it will have ample sources of supply under comparable terms to draw upon to meet the necessary propane requirements if it were to discontinue purchasing propane from its two largest suppliers. The Company has not experienced a shortage that has prevented it from satisfying its own customers' needs and does not foresee any significant shortage in the supply of propane that would cause a disruption in meeting the needs of the Company's customers as well.

     The Company primarily uses common carriers and railroad tank cars to transport propane from refineries, natural gas processing plants or pipeline terminals to the Company's bulk storage plants. The transportation of propane requires specialized equipment. The trucks and railroad cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state.

     Propane delivery to customers is made by means of 917 bulk delivery tank trucks owned by the Company. Propane is stored by the customers on their premises in stationary steel tanks generally ranging in capacity from 120 to 1,000 gallons, with large users having tanks with a capacity of 30,000 gallons. A majority of the propane storage tanks used by the Company's residential and commercial customers are owned by the Company.
In addition, a certain number of Company owned tanks are provided to customers under a leasing agreement.


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

     Weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Many customers of Cornerstone rely heavily on propane as a heating fuel. Actual weather conditions can vary substantially from year to year, significantly affecting Cornerstone's financial performance. Furthermore, variations in weather in one or more regions in which Cornerstone operates can significantly affect the total volumes sold by Cornerstone and the margins realized on such sales and, consequently Cornerstone's results of operations.

     The retail propane business is a margin-based business in which gross profits depend on the excess of sales prices over propane supply costs. Consequently, Cornerstone's profitability will be sensitive to changes in wholesale propane prices. Propane is a commodity, the market price of which can be subject to volatile changes in response to changes in supply or other market conditions. As it may not be possible immediately to pass on to customers rapid increases in the wholesale cost of propane, such increases could reduce Cornerstone's gross profits.

     Cornerstone's profitability is affected by the competition for customers among all participants in the retail propane business. Some of Cornerstone's competitors are larger or have greater financial resources than Cornerstone. Should a competitor attempt to increase market share by reducing prices, Cornerstone's financial condition and results of operations could be materially adversely affected. In addition, propane competes with other sources of energy, some of which are less costly for equivalent energy value.

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

     The Company filed no electric rate cases in South Dakota during the three years ended December 31, 1996. A natural gas increase was implemented in South Dakota on November 15, 1994. Effective April 1, 1995, the Company implemented increased rates related to its Nebraska natural gas service area as a result of a negotiated settlement with representatives of the four communities in which the Company operates. These new rates will generate additional annual revenues of $2.3 million, based on normal weather, or an overall increase of 8.3%.

     On April 24, 1996, FERC issued its final rule (Order No. 888) on wholesale electric transmission open access and recovery of stranded costs. On July 9, 1996, the Company filed proposed tariffs with FERC in compliance with Order 888. Under the proposed tariffs, which became effective on July 10, 1996, eligible transmission service customers can choose to purchase transmission services from a variety of options ranging from full use of the transmission network on a firm long-term basis to a fully interruptible service available on an hourly basis. The proposed tariffs also include a full range of ancillary services necessary to support the transmission of energy while maintaining reliable operations of the Company's transmission system. The Company is awaiting final approval of the proposed tariffs by FERC.

     On August 27, 1996, the Company filed a Request for Waiver of the requirements of FERC Order No. 889 as it relates to the Standards of Conduct. The Standards of Conduct require companies to physically separate their transmission operations/reliability functions from their marketing/merchant functions. The Request for Waiver is based on criteria established by FERC, exempting small public utilities as defined by the United States Small Business Administration. The Request for Waiver was approved by FERC on November 26, 1996.


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

     SITE REMEDIATION. The Company conducted an investigation of a manufactured gas plant (MGP) site and took remedial action during 1995 by permanently removing the residues contained in the soil through a thermal desorption process. In May 1996, EPA Region VIII (which includes South Dakota, North Dakota, Colorado, Utah, Wyoming, and Montana) selected the Company to receive an Outstanding Achievement Award for Leadership and Innovation. EPA Region VIII chose recipients who had demonstrated protection and enhancement of Region VIII's environment. Adjustments of the Company's natural gas rates to reflect the costs associated with the remediation were approved by the South Dakota Public Utilities Commission. The Company is pursuing recovery from insurance carriers. Any recovery from insurance regarding the MGP soil remediation costs, less costs of insurance recovery, will be passed back to customers.

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

     Expenditures for construction activities for 1996, 1995, and 1994 were $35.2 million, $29.6 million, and $22.7 million. Construction expenditures during the last three years included expenditures related to an operations center expected to provide cost savings and operating efficiencies through consolidation of activities, the installation of an additional 43 mw of internal peaking capacity, and the expansion of the Company's natural gas system into additional communities in eastern South Dakota. In addition, 1996 and 1995 included $9.8 million and $4.7 million of capital expenditures related to propane. Construction expenditures for 1997, excluding propane, are estimated to be $14.5 million. The majority of the projected expenditures will be spent on enhancements of the electric and gas distribution systems. Estimated electric and natural gas related construction expenditures for the years 1997 through 2001 are expected to be $69.1 million. Nonregulated capital expenditures for 1997 are estimated to be $4.8 million. Estimated nonregulated capital expenditures for the years 1997 through 2001 are expected to be $18.8 million.

     Capital requirements for the mandatory retirement of long-term debt and mandatory preferred stock sinking fund redemption totaled $400,000, $600,000 and $600,000 for the years ended 1996, 1995, and 1994, respectively. It is expected that such mandatory retirements will be $1.2 million in 1997, $21.5 million in 1998, $14.0 million in 1999, $6.5 million in 2000, and $6.5 million in 2001.

     The Company anticipates that future capital requirements will be met by both internally generated cash flows, available investments and available external financing.

     The Company plans to continue to evaluate and pursue opportunities to enhance shareholder return through nonregulated business investments. Nonregulated projects are expected to be financed from the existing investment portfolio and from other available financing options.

     Information relating to capital resources and liquidity is incorporated by reference to "Management's Discussion and Analysis" on pages 1 - 6 of the financial section of the Company's 1996 Annual Report to Stockholders, filed as an Exhibit hereto.

NONREGULATED OPERATIONS

     GRANT, INC. Grant, Inc., which holds title to property not used in the Company's utility business, was incorporated in South Dakota in 1972.

     NORTHWESTERN ENERGY CORPORATION. Northwestern Energy Corporation markets natural gas and energy related services, and has interests in nonregulated energy holdings.

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

     Additional information relating to nonregulated business is incorporated by reference to "Management's Discussion and Analysis" on pages 1 - 6 of the financial section of the Company's 1996 Annual Report to Stockholders, filed as an Exhibit hereto.

EMPLOYEES

     At December 31, 1996, the Company had 436 utility employees. A three-year collective bargaining agreement which expires June 30, 1998, covers 239 operating and clerical employees. The Company has never experienced a work stoppage or strike and considers its relationship with its employees to be very good.

     At December 31, 1996, the Company had 1,995 employees involved in its propane operations. None of these employees are represented by unions. The Company has not experienced any work stoppage or other significant labor problems and believes it has a good relationship with its employees.

     At December 31, 1996, the Company had 150 employees involved in its manufacturing operations. None of these employees are represented by unions. The Company has not experienced any work stoppage or other significant labor problems and believes it has a good relationship with its employees.


EXECUTIVE OFFICERS OF THE REGISTRANT


R. A. Wilkens, Chairman of the Board, age 68

     Chairman of the Board of Directors since February 1994. Formerly Chief Executive Officer from 1990-1994; President from 1980-1994.


M. D. Lewis, President and Chief Executive Officer, age 49

     President and Chief Executive Officer since February 1994; formerly Executive Vice President from May 1993, to February 1994; Executive Vice President-Corporate Services 1992-1993; Vice President-Corporate Services 1987-1992; Assistant Corporate Secretary 1982-1993. Mr. Lewis also serves as Chairman and Chief Executive Officer of Northwestern Growth Corporation since September 1994. Mr. Lewis is also a member of the board of directors of Cornerstone Propane Partners, Lucht, Inc. and Northwestern Energy Corporation. Mr. Lewis has been elected to serve as Chairman of the Board of Northwestern Public Service effective May 1, 1997.


R. R. Hylland, Executive Vice President, age 36

     Executive Vice President - Strategic Development since November 1995; formerly Vice President-Strategic Development from August 1995 to November 1995; Vice President Corporate Development from 1993-1995; Vice President-Finance from 1991-1995; Treasurer from 1990-1994; Mr. Hylland also serves as President and Chief Operating Officer of Northwestern Growth Corporation since September 1994. Mr. Hylland is also a member of the board of directors of Northwestern Public Service, Northwestern Growth Corporation, LodgeNet Entertainment Corporation, Lucht, Inc., Cornerstone Propane Partners and Franklin Industries.


A. D. Dietrich, Vice President - Administration and Corporate Secretary, age 46

     Vice President-Administration since November 1994; Corporate Secretary since October 1989; formerly Vice President-Legal May 1990-November 1994.


A. R. Donnell, Vice President - Energy Operations, age 53

     Vice President-Energy Operations since November 1994; formerly Vice President-Electric Operations July 1987-November 1994.


T. A. Gulbranson, Vice President - Energy Services, age 49

     Vice President - Energy Services since January 1996; formerly Vice President November 1994-January 1996; Vice President-Corporate Services May 1993-November 1994; Vice President-Community Development 1988-1993.


R. F. Leyendecker, Vice President - Market Development, age 51

     Vice President-Market Development since January 1996; formerly Vice President-Energy Services November 1994-January 1996; Vice President-Rates & Regulation 1987-November 1994.


W. K. Lotsberg, Vice President - Public Affairs, age 54

     Vice President-Public Affairs since May 1994; formerly Vice President-Consumer Affairs March 1989-May 1994.


D. K. Newell, Vice President - Finance, age 40

     Vice President - Finance since July 1995. Joined the Company in July 1995. Formerly CFO, Vice President - Finance and Treasurer with Energy Fuels Corporation. Mr. Newell also serves as Executive Vice President of Northwestern Growth Corporation since July 1995. Mr. Newell also is a member of the board of directors of Northwestern Growth Corporation, Cornerstone Propane Partners, Lucht, Inc. and Franklin Industries.


D. C. Oberlander, Assistant Vice President, age 51

     Assistant Vice President since May 1994; formerly Controller April 1991-May 1994; Assistant Controller December 1990-April 1991; Manager-Information Systems 1979-1990.


R. A. Thaden, Vice President - Communications and Treasurer, age 45

     Vice President-Communications since February 1997; Treasurer since November 1994; formerly Manager-Corporate Accounting 1987-November 1994. Ms. Thaden also serves as Vice President and Treasurer of Northwestern Growth Corporation since September 1995.


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

     As of December 31, 1996, the aggregate nameplate capacity of all Company-owned electric generating units was 327,419 kw, with an aggregate net summer peaking capacity of 306,572 kw and a net winter peaking capacity of 327,449 kw. In addition to owned capacity, the Company entered into two contractual agreements to purchase firm capacity to assist in meeting peak energy needs.

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

GAS PROPERTY

     On December 31, 1996, the Company owned 1,017 miles of distribution mains and appurtenant facilities in South Dakota. The Company also owns propane-air facilities in Aberdeen, Brookings, Huron, and Mitchell, South Dakota, having a total rated capacity of 15,280 MMBTU per day, which are operated for standby and peak shaving purposes only.

     On December 31, 1996, the Company owned 659 miles of distribution mains and appurtenant facilities in Nebraska. The Company also owns propane-air facilities at Kearney and North Platte, Nebraska, having a total rated capacity of 9,380 MMBTU per day, which are operated for standby and peak shaving purposes only.

PROPANE PROPERTY

     The Company operates 312 service centers consisting of appliance showrooms, bulk storage plants, warehousing space, maintenance facilities, garages, and storage depots of large propane tanks with associated distribution equipment. These service center facilities are located in 26 states comprised of Texas, New Mexico, Oklahoma, Mississippi, Tennessee, Arkansas, Missouri, Vermont, New Hampshire, New York, Maryland, New Jersey, Virginia, North Carolina, South Carolina, Ohio, Florida, California, Alaska, Nevada, Utah, Indiana, Illinois, Georgia, Alabama, and Kentucky.

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


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 5 is incorporated by reference to page 21 of the Company's 1996 Annual Report to Stockholders, filed as an Exhibit hereto.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item 6 is incorporated by reference to "Financial Statistics" on page 21 of the financial section of the Company's 1996 Annual Report to Stockholders, filed as an Exhibit hereto.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information required by this Item 7 is incorporated by reference to "Management's Discussion and Analysis" on pages 1 - 6 of the financial section of the Company's 1996 Annual Report to Stockholders, filed as an Exhibit hereto.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is incorporated by reference to the Company's financial statements and related footnotes on pages 11 - 20, of the financial section of the Company's 1996 Annual Report to Stockholders, filed as an Exhibit hereto.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE

     There have been no changes in accountants or disagreements on accounting principles or practices or financial statement disclosures.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE
          OFFICERS OF THE REGISTRANT


(a)  IDENTIFICATION OF DIRECTORS

     The information regarding directors required by this Item 10 and paragraphs (a) and (e) of Item 401 of Regulation S-K is incorporated by reference to the information under "Election of Directors" in the Company's definitive Proxy Statement dated March 15, 1997, and filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the Company's fiscal year ended December 31, 1996.

     The information relating to the Company's executive officers is set forth in Part I of this Annual Report on Form 10-K.

Reports to the Securities and Exchange Commission

     The information required by Item 405 of Regulation S-K is incorporated by reference to the information under "Reports to the Securities and Exchange Commission" in the Company's definitive Proxy Statement dated March 15, 1997 and filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the Company's fiscal year ended December 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the information under "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement dated March 15, 1997, and filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the Company's fiscal year ended December 31, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the information under "Securities Ownership by Directors and Officers" in the Company's definitive Proxy Statement dated March 15, 1997, and filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the Company's fiscal year ended December 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS

     The Company has no relationships or transactions covered by this item.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

     1.   Financial Statements

     The following items are included in this annual report by reference to the registrant's Annual Report to Stockholders for the year ended December 31, 1996:

                                                    Page in financial
                                                    section of Annual
                                                  Report to Stockholders
     FINANCIAL STATEMENTS:

     Report of Independent Public Accountants             7

     Consolidated Statements of Income and
     Retained Earnings for the Three Years
     Ended December 31, 1996                              8

     Consolidated Statement of Cash Flows for the
     Three Years Ended December 31, 1996                  9

     Consolidated Balance Sheets,
     December 31, 1996 and 1995                          10

     Notes to Consolidated Financial Statements         11-20

     Quarterly Unaudited Financial Data for the
     Two Years Ended December 31, 1996                   20


     2.   Financial Statement Schedules

     The following supplemental financial data included herein should be read in conjunction with the financial statements referenced above:

                                                              Page in
                                                            Form 10-K
                                                            ----------
     Report of Independent Public Accountants                    26
     Schedule II - Valuation and Qualifying Accounts             27

     Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information required is included in the financial statements or the notes thereto.

     3.   Exhibits

     The exhibits listed on the Exhibit Index beginning on page 28 of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference to other filings.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the quarter ended December 31, 1996.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWESTERN PUBLIC SERVICE COMPANY (Registrant)

/s/ M. D. Lewis
M. D. Lewis, Director and President and Chief Executive Officer
March 15th, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ R. A. Wilkens
-------------------------------
R. A. Wilkens, Chairman of the Board of Directors

/s/ M. D. Lewis
-------------------------------
M. D. Lewis, Director and President and Chief Executive Officer

/s/ R. R. Hylland
-------------------------------
R. R. Hylland, Director and Executive Vice President

/s/ D. K. Newell
-------------------------------
D. K. Newell, Vice President-Finance (Principal Financial Officer)

/s/ Rogene A. Thaden
-------------------------------
Rogene A. Thaden, Vice President-Communications and Treasurer (Principal Accounting Officer)

/s/ Jerry W. Johnson
-------------------------------
Jerry W. Johnson, Director

/s/ Aelred J. Kurtenbach
-------------------------------
Aelred J. Kurtenbach, Director

/s/ Herman Lerdal
-------------------------------
Herman Lerdal, Director

/s/ Larry F. Ness
-------------------------------
Larry F. Ness, Director

/s/ Raymond M. Schutz
-------------------------------
Raymond M. Schutz, Director

/s/ Bruce I. Smith
-------------------------------
Bruce I. Smith, Director

/s/ Gary Olson
-------------------------------
Gary Olson, Director
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Northwestern Public Service Company:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Northwestern Public Service Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1997. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in the table of contents of financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
January 31, 1997



NORTHWESTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




              Column A                  Column B      Column C               Column D     Column E
----------------------------          -----------   ---------------------  ---------    -----------
                                                    Additions
                                      Balance       ---------------------
                                      Beginning     Charged to   Charged                Balance
                                      of Period     Costs and    to Other  Deductions   End
            Description                   <F1>      Expenses     Expenses      <F1>     of Period
----------------------------          ------------  -----------  --------- ------------ -----------
FOR THE YEAR ENDED DECEMBER 31, 1996
------------------------------------
RESERVES DEDUCTED
FROM APPLICABLE ASSETS:
  Uncollectible accounts              $ 8,704,698   $3,109,374   $         $(6,445,418) $ 5,368,654
                                      ===========   ===========  ========  ============ ===========

OTHER DEFERRED CREDITS:
  Reserve for decommissioning costs   $ 7,788,482   $  511,341   $         $            $ 8,299,823
                                      ===========   ===========  ========  ============ ===========






FOR THE YEAR ENDED DECEMBER 31, 1995
------------------------------------
RESERVES DEDUCTED
FROM APPLICABLE ASSETS:
  Uncollectible accounts              $ 5,907,675   $  827,909   $         $  (310,681) $ 6,424,903
                                      ===========   ===========  ========  ============ ===========

OTHER DEFERRED CREDITS:
  Reserve for decommissioning costs   $ 7,278,173   $  510,309   $         $            $ 7,788,482
                                      ===========   ===========  ========  ============ ===========






FOR THE YEAR ENDED DECEMBER 31, 1994
------------------------------------
RESERVES DEDUCTED
FROM APPLICABLE ASSETS:
  Uncollectible accounts              $   400,000   $  129,039   $         $  (129,039) $   400,000
                                      ===========   ===========  ========  ============ ===========

OTHER DEFERRED CREDITS:
  Reserve for decommissioning costs   $ 6,769,631   $  508,542   $         $            $ 7,278,173
                                      ===========   ===========  ========  ============ ===========


<F1>  The beginning balance for 1996 and 1995 were restated to reflect propane acquisitions that occurred during those periods.
<F2>  All deductions from reserves were for purposes for which such reserves were created.


                EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                     FOR YEAR ENDED DECEMBER 31, 1996


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

3(a)(3)

Certificate of Amendment of Restated Certificate of Incorporation, dated May 16, 1996.

3(a)(4)

Certificate of Retirement of Preferred Stocks, dated June 20, 1996.

3(b)

Registrant's By-Laws, as amended, dated August 7, 1996.

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

(10) MATERIAL CONTRACTS

10(a)(1)

Supplemental Income Security (Retirement) Plan for Directors, Officers and Managers, as amended January 1, 1997.

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

10(a)(4)

Director Retirement Plan, dated November 4, 1987, as amended May 3, 1995, is incorporated by reference to Exhibit 10(a)(4) to Form 10-K for the year ended December 31, 1995, Commission File No. 0-692.

10(a)(5)

Long-term Incentive Compensation Plan (Phantom Stock Unit Plan) for Directors and Officers, dated February 1, 1989, as amended May 3, 1996.

10(a)(6)

Form of Severance Agreement for Officers, dated November 1, 1995, is incorporated by reference to Exhibit 10(a)(6) to Form 10-K for the year ended December 31, 1995, Commission File No. 0-692.

10(a)(7)

Annual Performance Incentive Plan (NorthSTAR Plan) for all eligible employees, as amended May 1, 1996.

(13) REPORT FURNISHED TO SECURITY HOLDERS

13(a)

Annual Report for fiscal year ended December 31, 1996, furnished to stockholders of record on March 11, 1997 (exhibit filed herewith).




(21) SUBSIDIARIES OF REGISTRANT

                                             State of Jurisdiction
                                                of Incorporation
          Name                               or Limited Partnership
-------------------------------------        ----------------------

Northwestern Public Service Company               Delaware
     Grant, Inc.                                  South Dakota
     Northwestern Growth Corporation              South Dakota
          Northwestern Networks, Inc.             South Dakota
          Northwestern Systems, Inc.              South Dakota
               Lucht Inc.                         Delaware
          Cornerstone Propane GP, Inc.            California
               SYN Inc. (1)                       Delaware
               Cornerstone Propane                Delaware -
                 Partners, L.P.(2)                 Limited Partnership
     Northwestern Energy Corporation              South Dakota
          Nekota Resources Inc.                   South Dakota

(1) Cornerstone Propane GP, Inc. owns 82.5% of the common stock of SYN Inc.

(2) Cornerstone Propane GP, Inc. and SYN Inc. own a combined partnership interest of 41.4% of Cornerstone Propane Partners, L.P.