Form 10-Q
period 1997-03-31
NORTHWESTERN PUBLIC SERVICE CO
filed 1997-05-15
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q


(MARK ONE)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Common Stock, Par Value $3.50
8,921,262 shares outstanding at May 7, 1997
Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust, Liquidation Amount $25.00
1,300,000 shares outstanding at May 7, 1997

INDEX



                                                           Page
Part I.  Financial Information

         Consolidated Balance Sheets -
            March 31, 1997 and December 31, 1996

         Consolidated Statements of Income -
            Three months ended March 31, 1997 and 1996

         Consolidated Statements of Cash Flows
            Three months ended March 31, 1997 and 1996

         Notes to Consolidated Financial Statements

         Management's Discussion of Financial Condition and Results of Operations


Part II. Other Information


Signatures

     NORTHWESTERN PUBLIC SERVICE COMPANY
         CONSOLIDATED BALANCE SHEETS
               (In Thousands)

                                                March 31
                                                 1997           December 31,
                   ASSETS                      (unaudited)         1996
                                             --------------    --------------

PROPERTY:
   Electric                                  $      351,878    $      350,419
   Natural Gas                                       82,271            80,905
   Propane                                          243,824           248,556
   Manufacturing                                      2,166             2,142
                                             --------------    --------------
                                                    680,139           682,022
   Less-Accumulated depreciation                   (166,563)         (162,909)
                                             --------------    --------------
                                                    513,576           519,113
                                             --------------    --------------
CURRENT ASSETS:
   Cash and cash equivalents                         30,758            36,790
   Trade accounts receivable, net                    53,811            89,259
   Inventories                                       29,322            43,826
   Deferred gas costs                                 1,420             7,007
   Other                                             26,892            20,807
                                             --------------    --------------
                                                    142,203           197,689
                                             --------------    --------------
OTHER ASSETS:
   Investments                                      145,603           159,333
   Deferred charges and other                        40,583            40,260
   Goodwill and other intangibles, net              208,825           197,321
                                             --------------    --------------
                                                    395,011           396,914
                                             --------------    --------------
                                             $    1,050,790    $    1,113,716
                                             ==============    ==============
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
   Common stock equity                       $      165,143    $      163,805
   Nonredeemable cumulative preferred stock           2,600             2,600
   Redeemable cumulative preferred stock              1,150             1,150
   Company obligated mandatorily redeemable
     security of trust holding solely
     parent debentures                               32,500            32,500
   Long-term debt                                   176,350           183,850
                                             --------------    --------------
                                                    377,743           383,905
   Preferred stock of subsidiary                        -               2,500
   Minority interest in subsidiaries                192,562           186,714
   Long-term debt of subsidiaries                   231,319           240,563
                                             --------------    --------------
                                                    801,624           813,682
                                             --------------    --------------
CURRENT LIABILITIES:
   Long-term debt due within one year                 5,271             1,244
   Accounts payable                                  42,247            99,394
   Accrued taxes                                     13,616            11,834
   Accrued interest                                   6,813             4,762
   Other                                             42,630            35,533
                                             --------------    --------------
                                                    110,577           152,767
                                             --------------    --------------
DEFERRED CREDITS:
   Accumulated deferred income taxes                 68,262            70,894
   Unamortized investment tax credits                 9,320             9,460
   Other                                             61,007            66,913
                                             --------------    --------------
                                                    138,589           147,267
                                             --------------    --------------
                                             $    1,050,790    $    1,113,716
                                             ==============    ==============

  NORTHWESTERN PUBLIC SERVICE COMPANY
   CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
              (Unaudited)

                                            Three Months Ended
                                                 March 31
                                           1997            1996
                                       -------------   -------------
OPERATING REVENUES
   Propane                             $     220,754   $      41,799
   Electric                                   20,419          19,204
   Natural gas                                37,391          30,190
   Manufacturing                               5,842           6,026
                                       -------------   -------------
                                             284,406          97,219
                                       -------------   -------------
OPERATING EXPENSES
   Propane costs                             178,164          21,012
   Fuel and purchased power                    4,568           3,756
   Purchased natural gas sold                 28,044          17,659
   Manufacturing cost of goods sold            3,309           3,418
   Other operating expenses                   31,825          19,795
   Maintenance                                 1,486           1,537
   Depreciation and amortization               7,333           4,594
   Property and other taxes                    1,745           1,635
                                       -------------   -------------
                                             256,474          73,406
                                       -------------   -------------
OPERATING INCOME
   Propane                                    15,107           8,641
   Electric                                    6,984           6,458
   Natural gas                                 5,495           8,470
   Manufacturing                                 346             244
                                       -------------   -------------
                                              27,932          23,813
                                       -------------   -------------

Interest Expense, net                         (7,910)         (3,952)
Investment Income and Other                    1,669             637
                                       -------------   -------------
Income Before Income Taxes
  and Minority Interest                       21,691          20,498

Income Taxes                                  (5,133)         (7,190)
                                       -------------   -------------

Income Before Minority Interest               16,558          13,308

Minority Interest                             (6,035)            -
                                       -------------   -------------
Net Income                                    10,523          13,308

Minority Interest on Preferred Securities
  of Subsidiary Trust                           (660)           (660)
Dividends on Preferred Stock                     (69)           (140)
                                       -------------   -------------

Earnings on Common Stock               $       9,794   $      12,508
                                       =============   =============

Average Shares Outstanding                     8,921           8,920

Earnings per Average Common Share      $        1.10   $        1.40
                                       =============   =============
Dividends Declared Per Average Common
  Share                                $        0.46   $        0.44
                                       =============   =============

       NORTHWESTERN PUBLIC SERVICE COMPANY
       CONSOLIDATED STATEMENT OF CASH FLOWS
                  (In Thousands)
                   (Unaudited)

                                                       Three Months Ended
                                                           March 31
                                                   ----------------------------
                                                       1997           1996
                                                  -------------  -------------

OPERATING ACTIVITIES:
   Net income                                     $     10,523   $     13,308
   Items not affecting cash:
    Depreciation and amortization                        7,333          4,594
    Deferred income taxes                                 (341)          (664)
    Minority interest in net income of
      consolidated subsidiaries                          6,035            -
    Investment tax credits                                (140)          (141)
    Changes in current assets and liabilities, net:
      Accounts receivable                               35,448         (3,835)
      Inventories                                       14,504          1,601
      Other current assets                                (498)         4,335
      Accounts payable                                 (57,147)        (1,826)
      Accrued taxes                                      1,782          8,620
      Accrued interest                                   2,051         (2,286)
      Other current liabilities                         (1,490)         1,358
    Other, net                                            (288)        (2,667)
                                                  ----------------------------
      Cash flows from operating activities              17,772         22,397
                                                  ----------------------------

INVESTMENT ACTIVITIES:
   Property additions                                   (4,221)        (7,252)
   Sale (Purchase) of noncurrent investments, net        7,088         (2,425)
   Purchase of working capital, net                        -           (2,955)
                                                  ----------------------------
      Cash flows from (for) investment activities        2,867        (12,632)
                                                  ----------------------------

FINANCING ACTIVITIES:
   Dividends on common and preferred stock              (4,174)        (4,065)
   Minority interest on preferred securities of
    subsidiary trust                                      (660)          (660)
   Redemption of preferred stock of subsidiary          (2,687)           -
   Issuance (repayment) of long-term debt and
    nonrecourse subsidiary debt                        (11,650)           963
   Repayment of long-term debt                          (7,500)        (1,932)
   Commercial paper repayments                             -           (3,500)
                                                  ----------------------------
      Cash flows for financing activities              (26,671)        (9,194)
                                                  ----------------------------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS         (6,032)           571
Cash and Cash Equivalents, beginning of period          36,790          4,552
                                                  ----------------------------
CASH AND CASH EQUIVALENTS, end of period          $     30,758   $      5,123
                                                  ============================
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Income taxes                                $      1,792            -
      Interest                                    $      6,689   $      5,534

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

(2)  Subsidiaries and Principles of Consolidation -

     The consolidated financial statements include the accounts of all wholly and majority owned or controlled subsidiaries. All significant intercompany transactions have been eliminated.

(3)  Allowance for Funds Used During Construction -

     The allowance for funds used during construction includes the costs of equity and borrowed funds used to finance construction which are capitalized in accordance with rules prescribed by the FERC. For the quarters ended March 31, 1997 and 1996, allowance for equity funds was $31,203 and $35,510. Allowance for borrowed funds was $69,451 and $30,264 for the quarters ended March 31, 1997 and 1996.

(4)  Change in Accounting Policy for Natural Gas Demand Costs -

     Effective January 1, 1997, the Company changed its method of accounting for demand costs for natural gas supplies. Prior to 1997, demand costs were recognized as incurred which are generally consistent and stable throughout the course of a normal year. Beginning January 1, 1997 these costs are being recognized in proportion to natural gas volumes purchased. The Company believes that this provides for better matching of expenses with revenues. There is no significant effect from this change on an annual basis, but this change does impact interim reporting periods. On a pro forma basis, giving effect to this change, earnings per share would have been $1.09 for the three months ended March 31, 1996.

 (5) Reclassifications -

     Certain 1996 amounts have been reclassified to conform to the 1997 presentation. Such reclassifications had no impact on net income and common stock equity as previously reported.

 (6) Adoption of SFAS 128

     Effective December 31, 1997, the Company will adopt Statement of Financial Accounting Standards No. 128 (SFAS 128). SFAS 128 "Earnings Per Share", establishes new accounting standards for the calculation of earnings per share. Adoption of SFAS 128 will not have an effect upon the Company's current period earnings per share.

              MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


     Northwestern Public Service is a diversified energy distribution company with operations engaged in the propane, electric, and natural gas industries. The Company generates and distributes electric energy to 56,000 customers in eastern South Dakota. It also purchases and distributes natural gas to 78,000 customers in eastern South Dakota and central Nebraska.

     Through the acquisitions of Synergy Group Incorporated (Synergy) and Myers Propane Gas Company (Myers) in 1995 and Empire Energy Corporation (Energy) and CGI Holdings, Inc. (Coast) in 1996, the Company is engaged in retail propane distribution business located throughout the United States. On December 17, 1996, the Company's propane distribution businesses of Coast, Energy, Myers and Synergy were combined into Cornerstone Propane Partners, L.P. (Cornerstone), a publicly traded Delaware limited partnership, formed to acquire and operate these propane businesses and assets. The Company through its majority owned subsidiaries retained an effective 2% general partner interest and a 39% subordinated limited partnership interest in Cornerstone. A wholly owned subsidiary of the Company serves as the general partner of Cornerstone and manages and operates Cornerstone's business.

     The Company's manufacturing operations are comprised of Lucht Inc., a wholly owned subsidiary that develops, manufactures and markets multi-image photographic printers and other related equipment.

Weather

     Weather patterns have a material impact on the Company's operating performance. Because propane and natural gas are heavily used for residential and commercial heating, the demand for these products depends heavily upon weather patterns throughout the Company's market areas. With a larger proportion of its operations related to seasonal propane and natural gas sales in 1997, the distribution of the Company's quarterly operating performance will be different than in historical periods. A greater portion of the Company's future operating income is expected to be recognized in the first and fourth quarters related to higher revenues from the heating season which will be partially offset by the change in accounting policy for natural gas demand costs discussed in Note 4 of Notes to Consolidated Financial Statements.


RESULTS OF OPERATIONS:

Earnings Comparisons -

     Earnings per share for the quarter ended March 31, 1997, were $1.10 compared to $1.40 for the quarter ended March 31, 1996. Earnings per share on a pro forma basis, giving effect to the change in accounting for natural gas demand costs discussed in Note 4 would have been $1.09 for the quarter ended March 31, 1996. The increase in earnings on a pro forma basis was due to colder than normal weather in the Company's electric and natural gas operating areas offset by substantially warmer than normal weather in the Company's propane operating areas.

Electric and Natural Gas -

     Retail electric sales and revenues both increased by 6%. Retail natural gas sales volume increased by 5% while revenues increased 24%. Electric and natural gas volumes increased due to colder weather in the Company's electric and natural gas service areas as compared to the prior year (7% on a weighted average basis). Natural gas revenues increased significantly due to substantial increases in commodity market prices during the winter heating season. Natural gas margins decreased compared to the prior year due to a change in accounting for natural gas demand costs. This change in accounting will effect interim periods but should have no effect on an annual basis.

Propane -

     Operating revenues increased significantly from $41.8 million in 1996 to $220.8 million in 1997. Gallons sold also increased from 40.7 million in 1996 to 155.4 million in 1997. Revenues and gallons both increased due to the acquisitions of two large retail propane distributors in late 1996 followed by the formation of Cornerstone in December 1996. The propane operations for 1997 were effected by 13% warmer than normal weather conditions during the principal winter heating months. The majority of propane revenues and operating income occur in the first and fourth quarters when propane is heavily sold for residential and commercial heating as compared to the second and third quarters which traditionally are net loss periods in the industry.

Manufacturing -

     Manufacturing revenues are related to the Company's investment in Lucht Inc., a firm that manufactures photographic processing and imaging equipment used by high volume photo processing laboratories. For the first quarter, manufacturing revenues decreased 3% from the first quarter of 1996, while operating income increased slightly. Slightly lower than anticipated sales were offset by improvements in selling and engineering expenses.

Other Income Statement Items -

     Other operating expenses increased primarily due to the acquisition of two large retail propane distributors in October and December 1996. Other income increased in the first quarter of 1997 over 1996 primarily due to higher investment income. The increase in depreciation reflects the increase in depreciable propane assets when compared to the prior year.
The increase in interest expense is primarily related to the issuance of $220 million nonrecourse notes by Cornerstone in December 1996 as part of the Cornerstone partnership formation. The decrease in income taxes is due to the minority interest effect upon the Company's consolidated net income.

Liquidity and Capital Resources -

     The Company has a high degree of long-term liquidity through the generation of operating cash flows, the availability of substantial marketable securities, and a sound capital structure. In addition, the Company has adequate capacity for additional financing and has maintained its liquidity position through favorable bond ratings.

     The Company has generated significant operating cash flows while continuing to maintain substantial cash and investment balances in the form of marketable securities. Cash flows from operating activities during the three months ended March 31, 1997 and 1996 were $17.8 million and $22.4 million. The decrease was primarily due to working capital changes related to larger propane operations in 1997 which was somewhat offset by increased cash flows from propane operations. Cash equivalents and investment securities totaled $162.2 million and $41.4 million at March 31, 1997 and 1996.

     Working capital and other financial resources are also provided by lines of credit, which are generally used to support commercial paper borrowings, a primary source of short-term financing. At March 31, 1997, unused short-term lines of credit totaled $24.0 million. In addition, the Company's nonregulated businesses maintain nonrecourse credit agreements with various banks for revolving and term loans.

Capital Requirements -

     The Company's primary capital requirements include the funding of its energy business construction and expansion programs, the funding of debt retirements, and the funding of its corporate development and investment activities.

     The emphasis of the Company's construction activities is to undertake those projects that most efficiently serve the expanding needs of its customer base, enhance energy delivery capabilities, expand its current customer base, and provide for the reliability of energy supply. Expenditures for construction activities during the three months ended March 31, 1997 and 1996 were $4.2 and $7.3 million. Included in such construction activities were nonregulated capital expenditures of $1.2 million and $1.4 million during the three months ended March 31, 1997 and 1996. Capital expenditures for 1997, excluding propane, are estimated to be $14.5 million with a large portion of expenditures to be spent on enhancements of the electric and natural gas distribution systems. Electric and natural gas related capital expenditures for the years 1997 through 2001 are estimated to be $69.1 million. Nonregulated maintenance capital expenditures for 1997 are estimated to be $4.8 million. Estimated nonregulated maintenance capital expenditures for the years 1997 through 2001 are estimated to be $18.8 million.

     Capital requirements for the mandatory retirement of long-term debt and mandatory preferred stock sinking fund redemptions totaled $5,271,000 during the year ended March 31, 1997, and it is expected that such mandatory retirements will be $21.5 million in 1998, $14.0 million in 1999, $6.5 million in 2000, and $6.5 million in 2001.

     The Company anticipates that future capital requirements will be met by significant liquid investments on hand, internally generated cash flows and available external financing.

                    NORTHWESTERN PUBLIC SERVICE COMPANY
                                  PART II



ITEM 1.   LEGAL PROCEEDINGS

     The Company is not currently involved in any pending major litigation.

ITEM 2.   CHANGES IN SECURITIES

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The election of three Directors to Class III of the Board of Directors was submitted to stockholders in the Company's proxy statement. At the annual meeting of common stockholders held on May 7, 1997, the three nominees were elected, receiving the following votes: Aelred J. Kurtenbach 7,915,509, M. D. Lewis 7,925,684, Gary Olson 7,912,596. Also submitted to the common and preferred stockholders were two proposals to amend the Company's Restated Certificate of Incorporation. Proposals 1 and 2 were both approved. The results of the voting were as follows:

1. To increase the authorized shares of Common Stock to 50,000,000 shares and to reduce the par value of the Common Stock to $1.75 per share.
6,864,727 For          1,051,607 Against          294,141 Abstain

2. To eliminate a provision (in Article Seventh) which states that Directors need not be stockholders of the Company.
7,176,983 For            730,569 Against          280,857 Abstain

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (3)  ARTICLES OF INCORPORATION AND BY-LAWS

          Exhibit 3(i) - Certificate of Amendment of Restated Certificate of Incorporation, dated May 7, 1997.

          Exhibit 3(ii) - Registrant's By-Laws, as amended, dated May 7,
          1997.

     (10) MATERIAL CONTRACTS

          Exhibit 10(i) - Long-term Incentive Compensation Plan (Phantom Stock Unit Plan) for Directors and Officers, dated February 1, 1989, as amended May 7, 1997.

          Exhibit 10(ii) - Form of Employment Agreement for Executive Officers, including Change of Control Agreement and
          Noncompetition Agreement, dated May 7, 1997.

          Exhibit 10(iii) - NorthSTAR Incentive Plan for all eligible employees, as amended May 7, 1997.

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

                                   NORTHWESTERN PUBLIC SERVICE COMPANY
                                   -----------------------------------
                                             (Registrant)


Date:     May 15, 1997             /s/ D. A. Monaghan
                                   ------------------------------------
                                        Controller and Treasurer



Date:     May 15, 1997             /s/ A. D. Dietrich
                                   -----------------------------------
                                      Vice President-Administration
                                        and Corporate Secretary