Form 10-Q
period 1997-06-30
NORTHWESTERN PUBLIC SERVICE CO
filed 1997-08-14
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q


(MARK ONE)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

Common Stock, Par Value $1.75
17,842,524 shares outstanding at August 8, 1997
Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust, Liquidation Amount $25.00
1,300,000 shares outstanding at August 8, 1997

     NORTHWESTERN PUBLIC SERVICE COMPANY
         CONSOLIDATED BALANCE SHEETS
               (In Thousands)

                                                June 30
                                                 1997            December 31,
                   ASSETS                     (unaudited)            1996
                                             --------------    --------------

PROPERTY:
   Electric                                  $      352,342    $      350,419
   Natural Gas                                       82,761            80,905
   Propane                                          253,501           248,556
   Manufacturing                                      2,176             2,142
                                             --------------    --------------
                                                    690,780           682,022
   Less-Accumulated depreciation                   (166,159)         (162,909)
                                             --------------    --------------
                                                    524,621           519,113
                                             --------------    --------------
CURRENT ASSETS:
   Cash and cash equivalents                         26,823            36,790
   Trade accounts receivable, net                    50,318            89,259
   Inventories                                       27,675            43,826
   Deferred gas costs                                   250             7,007
   Other                                             24,572            20,807
                                             --------------    --------------
                                                    129,638           197,689
                                             --------------    --------------
OTHER ASSETS:
   Investments                                      123,095           159,333
   Deferred charges and other                        57,872            40,260
   Goodwill and other intangibles, net              212,667           197,321
                                             --------------    --------------
                                                    393,634           396,914
                                             --------------    --------------
                                             $    1,047,893    $    1,113,716
                                             ==============    ==============
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
   Common stock equity                       $      163,693    $      163,805
   Nonredeemable cumulative preferred stock           2,600             2,600
   Redeemable cumulative preferred stock              1,150             1,150
   Company obligated mandatorily redeemable
     security of trust holding solely
     parent debentures                               32,500            32,500
   Long-term debt                                   161,350           183,850
                                             --------------    --------------
                                                    361,293           383,905
   Preferred stock of subsidiary                        -               2,500
   Minority interest in subsidiaries                199,811           186,714
   Long-term debt of subsidiaries                   236,625           240,563
                                             --------------    --------------
                                                    797,729           813,682
                                             --------------    --------------
CURRENT LIABILITIES:
   Long-term debt due within one year                20,622             1,244
   Accounts payable                                  52,256            99,394
   Accrued taxes                                     11,106            11,834
   Accrued interest                                   4,618             4,762
   Other                                             32,761            35,533
                                             --------------    --------------
                                                    121,363           152,767
                                             --------------    --------------
DEFERRED CREDITS:
   Accumulated deferred income taxes                 68,233            70,894
   Unamortized investment tax credits                 9,179             9,460
   Other                                             51,389            66,913
                                             --------------    --------------
                                                    128,801           147,267
                                             --------------    --------------
                                             $    1,047,893    $    1,113,716
                                             ==============    ==============

                                NORTHWESTERN PUBLIC SERVICE COMPANY
                                  CONSOLIDATED STATEMENTS OF INCOME
                              (In Thousands, Except Per Share Amounts)
                                           (Unaudited)

                                            Three Months Ended               Six Months Ended
                                                 June 30                          June 30
                                          1997            1996             1997           1996
                                       --------------  -------------    -------------   -------------
OPERATING REVENUES
   Propane                             $     128,571   $      18,722    $     349,325   $      60,521
   Electric                                   17,230          17,004           37,649          36,208
   Natural gas                                14,206          14,983           51,597          45,173
   Manufacturing                               5,444           5,972           11,286          11,998
                                       --------------  -------------    -------------   -------------
                                             165,451          56,681          449,857         153,900
                                       --------------  -------------    -------------   -------------
OPERATING EXPENSES
   Propane costs                             108,423           9,301          286,587          30,313
   Fuel and purchased power                    2,576           2,943            7,144           6,699
   Purchased natural gas sold                  9,680          10,777           37,724          28,436
   Manufacturing cost of goods sold            3,384           3,768            7,021           7,503
   Other operating expenses                   26,065          15,674           57,562          35,153
   Maintenance                                 1,747           1,596            3,233           3,133
   Depreciation and amortization               7,354           4,595           14,687           9,189
   Property and other taxes                    1,725           1,590            3,470           3,224
                                       --------------  -------------    -------------   -------------
                                             160,954          50,244          417,428         123,650
                                       --------------  -------------    -------------   -------------
OPERATING INCOME
   Propane                                    (2,620)            181           12,487           8,822
   Electric                                    5,851           5,330           12,835          11,788
   Natural gas                                   824             501            6,319           8,971
   Manufacturing                                 442             425              788             669
                                       --------------  -------------    -------------   -------------
                                               4,497           6,437           32,429          30,250

Interest Expense, net                         (7,960)         (3,857)         (15,870)         (7,809)
Investment Income and Other                    2,485           2,019            4,154           2,657
                                       --------------  -------------    -------------   -------------
Income (Loss) Before Income Taxes
  and Minority Interest                         (978)          4,599           20,713          25,098

Income Taxes                                    (738)         (1,246)          (5,871)         (8,436)
                                       --------------  -------------    -------------   -------------

Income (Loss) Before Minority Interest        (1,716)          3,353           14,842          16,662

Minority Interest                              4,874             -             (1,161)            -
                                       --------------  -------------    -------------   -------------
Net Income                                     3,158           3,353           13,681          16,662

Minority Interest on Preferred
  Securities of Subsidiary Trust                (660)           (660)          (1,320)         (1,320)

Dividends on Preferred Stock                     (48)           (141)            (117)           (282)
                                       --------------  -------------    -------------   -------------

Earnings on Common Stock               $       2,450   $       2,552    $      12,244   $      15,060
                                       ==============  =============    =============   =============

Average Shares Outstanding                    17,843          17,840           17,842          17,840

Earnings per Average Common Share      $        0.14   $        0.14    $        0.69   $        0.84
                                       ==============  =============    =============   =============
Dividends Declared Per Average Common
  Share                                $        0.23   $        0.22    $        0.46   $        0.44
                                       ==============  =============    =============   =============
                 The accompanying notes to consolidated financial statements are an integral part of these statements.

                              NORTHWESTERN PUBLIC SERVICE COMPANY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In Thousands)
                                            (Unaudited)

                                                          Six Months Ended
                                                               June 30
                                                  ----------------------------
                                                       1997           1996
                                                  -------------  -------------

OPERATING ACTIVITIES:
   Net income                                     $     13,681   $     16,662
   Items not affecting cash:
    Depreciation and amortization                       14,687          9,189
    Deferred income taxes                                 (428)          (673)
    Minority interest in net income of
      consolidated subsidiaries                          1,161            -
    Investment tax credits                                (281)          (282)
    Changes in current assets and liabilities, net:
      Accounts receivable                               39,486          4,470
      Inventories                                       16,416          5,346
      Other current assets                               6,757          4,317
      Accounts payable                                 (47,827)        (6,251)
      Accrued taxes                                       (728)         2,644
      Accrued interest                                    (144)            21
      Other current liabilities                         (6,932)          (738)
    Other, net                                          (4,676)        (5,509)
                                                  ----------------------------
      Cash flows from operating activities              31,172         29,196
                                                  ----------------------------

INVESTMENT ACTIVITIES:
   Property additions                                   (9,619)       (14,766)
   Sale (Purchase) of noncurrent investments, net       21,003         (2,212)
   Subsidiary acquisitions and formation               (18,793)
   Purchase of working capital, net                        -           (3,031)
                                                  ----------------------------
      Cash flows for investment activities              (7,409)       (20,009)
                                                  ----------------------------

FINANCING ACTIVITIES:
   Dividends on common and preferred stock              (8,325)        (8,131)
   Subsidiary payment of distributions                  (6,354)
   Minority interest on preferred securities of
    subsidiary trust                                    (1,320)        (1,320)
   Redemption of preferred stock of subsidiary          (2,687)           -
   Issuance(repayment)of nonrecourse subsidiary debt    (7,544)         2,370
   Repayment of long-term debt                          (7,500)        (2,751)
   Retirement of preferred stock                           -              (10)
   Commercial paper issuances                              -            3,000
   Commercial paper repayments                             -           (3,500)
                                                  ----------------------------
      Cash flows for financing activities              (33,730)       (10,342)
                                                  ----------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                   (9,967)        (1,155)
Cash and Cash Equivalents, beginning of period          36,790          4,552
                                                  ----------------------------
CASH AND CASH EQUIVALENTS, end of period          $     26,823   $      3,397
                                                  ============================
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Income taxes                                $      8,698          6,254
      Interest                                    $     15,720   $      6,481

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

(3)  Allowance for Funds Used During Construction -

     The allowance for funds used during construction includes the costs of equity and borrowed funds used to finance construction which are capitalized in accordance with rules prescribed by the FERC. For the quarters ended June 30, 1997 and 1996, allowance for equity funds was $597 and $12,568. For the six months ended June 30, 1997 and 1996, allowance for equity funds was $30,784 and $48,078. Allowance for borrowed funds was $1,330 and $11,145 for the quarters ended June 30, 1997 and 1996, and $68,520 and $41,409 for the six months ended June 30, 1997 and 1996.

(4)  Change in Accounting Policy for Natural Gas Demand Costs -

     Effective January 1, 1997, the Company changed its method of accounting for demand costs for natural gas supplies. Prior to 1997, demand costs were recognized as incurred which are generally consistent and stable throughout the course of a normal year. Beginning January 1, 1997 these costs are being recognized in proportion to natural gas volumes purchased. The Company believes that this provides for better matching of expenses with revenues. There is no significant effect from this change on an annual basis, but this change does impact interim reporting periods. On a pro forma basis, giving effect to this change, earnings per share would have been $.16 for the three months ended June 30, 1996 and $.71 for the six months ended June 30, 1996.

 (5) Reclassifications -

     Certain 1996 amounts have been reclassified to conform to the 1997 presentation. Such reclassifications had no impact on net income and common stock equity as previously reported. Shares outstanding and earnings per share amounts have been adjusted to reflect the May 1997 stock split.

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

              MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


     Northwestern Public Service is a diversified energy distribution company with operations engaged in the propane, electric, and natural gas industries. The Company generates and distributes electric energy to 56,000 customers in eastern South Dakota. It also purchases and distributes natural gas to 77,000 customers in eastern South Dakota and central Nebraska.

     Through the acquisitions of Synergy Group Incorporated (Synergy) and Myers Propane Gas Company (Myers) in 1995 and Empire Energy Corporation (Energy) and CGI Holdings, Inc. (Coast) in 1996, the Company is engaged in retail propane distribution business located throughout the United States. On December 17, 1996, the Company's propane distribution businesses of Coast, Energy, Myers and Synergy were combined into Cornerstone Propane Partners, L.P. (Cornerstone), a publicly traded Delaware limited partnership, formed to acquire and operate these propane businesses and assets. The Company through its majority owned subsidiaries retained initially an effective 2% general partner interest and a 39% subordinated limited partnership interest in Cornerstone. A wholly owned subsidiary of the Company serves as the general partner of Cornerstone and manages and operates Cornerstone's business.

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


RESULTS OF OPERATIONS:

Earnings Comparisons -

     Earnings per share for the quarters ended June 30, 1997 and 1996, were both $.14. Earnings per share on a pro forma basis, after giving effect to the change in accounting for natural gas demand costs discussed in Note 4 would have been $.16 for the quarter ended June 30, 1996. The decrease in earnings on a pro forma basis was due to substantially warmer than normal weather in the Company's propane operating areas offset partially by improved returns from electric sales.

     Earnings per share for the year to date through June 30, 1997, was $.69 compared to $.84 for the six months ended June 30, 1996. Earnings per share on a pro forma basis, after giving effect to the change in accounting for natural gas demand costs discussed in Note 4 would have been $.71 for the six months ended June 30, 1996. The decrease in earnings on a pro forma basis was due to substantially warmer than normal weather in the Company's propane operating areas. Favorably impacting earnings for the six months ended were colder weather in the Company's electric and natural gas operating areas during the first quarter.

Electric and Natural Gas -

     Retail electric revenues and sales both increased by 1% for the three months ended June 30 as compared to the same period of the prior year. Natural gas revenues and sales both decreased by 2% for the three months ended June 30 due to slightly warmer weather as compared to the same period of the prior year (4% warmer on a weighted average basis). Natural gas margins decreased compared to the prior year due to a change in accounting for natural gas demand costs. This change in accounting will effect interim periods but should have no effect on an annual basis.

     Retail electric revenues increased by 1% for the six months ended while retail sales increased by 3% as compared to the same period of the prior year. The smaller increase in revenues reflects improved operating costs and efficiencies at the Company's base-load generating plants. Natural gas revenues increased by 8% for the six months ended while sales increased by 3% as compared to the same period of the prior year. Natural gas revenues increased significantly due to substantial increases in commodity market prices during the winter heating season. Natural gas margins decreased compared to the prior year due to a change in accounting for natural gas demand costs.

Propane -

     Operating revenues from propane for the three months ended June 30 increased from $18.7 million in 1996 to $128.6 million in 1997. Gallons also increased from 18.2 million in 1996 to 100.5 million in 1997.
Revenues and gallons both increased due to the acquisitions of two large retail propane distributors in late 1996 followed by the formation of Cornerstone in December 1996. The propane operations in 1997 have been affected by weather that has been substantially warmer than normal. The majority of propane revenues and operating income occur in the first and fourth quarters when propane is heavily sold for residential and commercial heating as compared to the second and third quarters which traditionally are net loss periods in the industry.

     Operating revenues from propane for the six months ended June 30 increased from $60.5 million in 1996 to $349.3 million in 1997. Gallons also increased from 57.0 million in 1996 to 255.8 million in 1997. Revenues and gallons both increased due to the acquisitions and the formation of Cornerstone in late 1996. The propane operations for the six months ended June 30, 1997, have been heavily impacted by weather that has been 8% warmer than normal.

Manufacturing -

     Manufacturing revenues are related to the Company's investment in Lucht Inc., a firm that manufactures photographic processing and imaging equipment used by high volume photo processing laboratories. Weaker quarterly sales activity produced lower revenues for the second quarter and the year-to-date as compared to 1996. Favorably impacting earnings for both the three months and six months were improvements in operating expenses.

Other Income Statement Items -

     Other operating expenses for both the three months and six months ended June 30 increased in 1997 as compared to 1996 primarily due to the acquisition of two large retail propane distributors in October and December 1996. Other income increased during both the three months and six months ended June 30 due to higher investment income in 1997 as compared to 1996. The increase in depreciation reflects the increase in depreciable propane assets when compared to the same periods of the prior year. The increase in interest expense is related to the issuance of $220 million nonrecourse notes by Cornerstone in December 1996 as part of the Cornerstone partnership formation. The increase in interest expense is partially offset in the second quarter by the redemption of the 8.9% series general mortgage bonds in March 1997. The decrease in income taxes is due to the minority interest effect upon the Company's consolidated net income.

Liquidity and Capital Resources -

     The Company has a high degree of long-term liquidity through the generation of operating cash flows, the availability of substantial marketable securities, and a sound capital structure. In addition, the Company has adequate capacity for additional financing and has maintained its liquidity position through favorable bond ratings.

     The Company has generated significant operating cash flows while continuing to maintain substantial cash and investment balances in the form of marketable securities. Cash flows from operating activities during the six months ended June 30, 1997 and 1996 were $31.2 million and $29.2 million. The increase was primarily due to increased cash flows from propane operations. Cash equivalents and investment securities totaled $134.6 million and $40.6 million at June 30, 1997 and 1996. In July 1997 the company retired early the $15 million outstanding of the 8.824% series general mortgage bonds.

     Working capital and other financial resources are also provided by lines of credit, which are generally used to support commercial paper borrowings, a primary source of short-term financing. At June 30, 1997, unused short-term lines of credit totaled $32.0 million. In addition, the Company's nonregulated businesses maintain nonrecourse credit agreements with various banks for revolving and term loans.

Capital Requirements -

     The Company's primary capital requirements include the funding of its energy business construction and expansion programs, the funding of debt retirements, and the funding of its corporate development and investment activities.

     The emphasis of the Company's construction activities is to undertake those projects that most efficiently serve the expanding needs of its customer base, enhance energy delivery capabilities, expand its current customer base, and provide for the reliability of energy supply. Expenditures for construction activities during the six months ended June 30, 1997 and 1996 were $9.6 and $14.8 million. Included in such construction activities were nonregulated capital expenditures of $2.0 million and $2.7 million during the six months ended June 30, 1997 and 1996. Capital expenditures for 1997, excluding propane, are estimated to be $14.7 million with a large portion of expenditures to be spent on enhancements of the electric and natural gas distribution systems. Electric and natural gas related capital expenditures for the years 1997 through 2001 are estimated to be $64.6 million. Nonregulated maintenance capital expenditures for 1997 are estimated to be $4.8 million. Estimated nonregulated maintenance capital expenditures for the years 1997 through 2001 are estimated to be $18.8 million.

     Capital requirements for the mandatory retirement of long-term debt will be $6.5 million in 1998, $14.0 million in 1999, $6.5 million in 2000, and $6.5 million in 2001.

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

                                   NORTHWESTERN PUBLIC SERVICE COMPANY
                                   -----------------------------------
                                             (Registrant)


Date:     August 15, 1997               /s/ D. A. Monaghan
                                   ------------------------------------
                                        Controller and Treasurer



Date:     August 15, 1997               /s/ A. D. Dietrich
                                   -----------------------------------
                                      Vice President-Administration
                                        and Corporate Secretary