Form 10-Q
period 1997-09-30
NORTHWESTERN PUBLIC SERVICE CO
filed 1997-11-14
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q


(MARK ONE)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Common Stock, Par Value $1.75
17,842,524 shares outstanding at November 10, 1997
Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust, Liquidation Amount $25.00
1,300,000 shares outstanding at November 10, 1997




INDEX



                                                           Page
Part I.  Financial Information

         Consolidated Balance Sheets -
            September 30, 1997 and December 31, 1996

         Consolidated Statements of Income -
            Three months and nine months ended
            September 30, 1997 and 1996

         Consolidated Statements of Cash Flows
            Nine months ended
            September 30, 1997 and 1996

         Notes to Consolidated Financial Statements

         Management's Discussion of Financial Condition and Results of Operations


Part II. Other Information


Signatures



                  NORTHWESTERN PUBLIC SERVICE COMPANY
                     CONSOLIDATED BALANCE SHEETS
                          (In Thousands)

                                             September 30
                                                1997             December 31,
                   ASSETS                    (unaudited)           1996
                                             --------------    --------------

PROPERTY:
   Electric                                  $      354,328    $      350,419
   Natural Gas                                       84,874            80,905
   Propane                                          261,307           248,556
   Manufacturing                                      2,241             2,142
                                             --------------    --------------
                                                    702,750           682,022
   Less-Accumulated depreciation                   (171,708)         (162,909)
                                             --------------    --------------
                                                    531,042           519,113
                                             --------------    --------------
CURRENT ASSETS:
   Cash and cash equivalents                         10,176            36,790
   Trade accounts receivable, net                    98,629            89,259
   Inventories                                       24,309            43,826
   Deferred gas costs                                   843             7,007
   Other                                             27,171            20,807
                                             --------------    --------------
                                                    161,128           197,689
                                             --------------    --------------
OTHER ASSETS:
   Investments                                      129,994           159,333
   Deferred charges and other                        53,517            40,260
   Goodwill and other intangibles, net              214,918           197,321
                                             --------------    --------------
                                                    398,429           396,914
                                             --------------    --------------
                                             $    1,090,599    $    1,113,716
                                             ==============    ==============
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
   Common stock equity                       $      163,833    $      163,805
   Nonredeemable cumulative preferred stock           2,600             2,600
   Redeemable cumulative preferred stock              1,150             1,150
   Company obligated mandatorily redeemable
     security of trust holding solely
     parent debentures                               32,500            32,500
   Long-term debt                                   161,350           183,850
                                             --------------    --------------
                                                    361,433           383,905
   Preferred stock of subsidiary                        -               2,500
   Minority interest in subsidiaries                200,430           186,714
   Long-term debt of subsidiaries                   255,798           240,563
                                             --------------    --------------
                                                    817,661           813,682
                                             --------------    --------------
CURRENT LIABILITIES:
   Long-term debt due within one year                 5,580             1,244
   Accounts payable                                  86,651            99,394
   Accrued taxes                                     11,174            11,834
   Other                                             35,263            40,295
                                             --------------    --------------
                                                    138,668           152,767
                                             --------------    --------------
DEFERRED CREDITS:
   Accumulated deferred income taxes                 68,761            70,894
   Unamortized investment tax credits                 9,039             9,460
   Other                                             56,470            66,913
                                             --------------    --------------
                                                    134,270           147,267
                                             --------------    --------------
                                             $    1,090,599    $    1,113,716
                                             ==============    ==============
      The accompanying notes to consolidated financial statements are an integral part of these statements.

                    NORTHWESTERN PUBLIC SERVICE COMPANY
                     CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands, Except Per Share Amounts)
                                (Unaudited)
                                           Three Months Ended               Nine Months Ended
                                             September 30                     September 30
                                           1997            1996             1997            1996
                                       --------------  -------------    -------------   -------------
OPERATING REVENUES
   Propane                             $     152,165   $      17,690    $     501,490   $      78,211
   Electric                                   21,223          19,966           58,872          56,174
   Natural gas                                 7,249           6,038           58,846          51,211
   Manufacturing                               4,447           6,011           15,733          18,009
                                       --------------  -------------    -------------   -------------
                                             185,084          49,705          634,941         203,605
                                       --------------  -------------    -------------   -------------
OPERATING EXPENSES
   Propane costs                             127,630           8,205          414,217          38,518
   Fuel and purchased power                    4,287           3,654           11,431          10,353
   Purchased natural gas sold                  4,307           6,516           42,031          35,089
   Manufacturing cost of goods sold            2,871           3,685            9,892          11,188
   Other operating expenses                   29,949          16,019           87,511          51,171
   Maintenance                                 1,562           1,439            4,795           4,435
   Depreciation and amortization               8,726           3,960           23,413          13,150
   Property and other taxes                    1,719           1,575            5,189           4,799
                                       --------------  -------------    -------------   -------------
                                             181,051          45,053          598,479         168,703
                                       --------------  -------------    -------------   -------------
OPERATING INCOME
   Propane                                    (3,051)            922            9,436           9,745
   Electric                                    8,030           7,400           20,865          19,188
   Natural gas                                  (903)         (4,158)           5,416           4,813
   Manufacturing                                 (43)            488              745           1,156
                                       --------------  -------------    -------------   -------------
                                               4,033           4,652           36,462          34,902

Interest Expense, net                         (7,755)         (4,077)         (23,625)        (11,886)
Investment Income and Other                    3,823             933            7,977           3,590
                                       --------------  -------------    -------------   -------------
Income Before Income Taxes
  and Minority Interest                          101           1,508           20,814          26,606

Income Taxes                                  (1,464)           (207)          (7,335)         (8,643)
                                       --------------  -------------    -------------   -------------

Income (Loss) Before Minority Interest        (1,363)          1,301           13,479          17,963

Minority Interest                              5,085             -              3,924             -
                                       --------------  -------------    -------------   -------------
Net Income                                     3,722           1,301           17,403          17,963

Minority Interest on Preferred
  Securities of Subsidiary Trust                (660)           (660)          (1,980)         (1,980)

Dividends on Preferred Stock                     (48)           (141)            (165)           (423)
                                       --------------  -------------    -------------   -------------

Earnings on Common Stock               $       3,014   $         500    $      15,258   $      15,560
                                       ==============  =============    =============   =============

Average Shares Outstanding                    17,843          17,840           17,843          17,840

Earnings per Average Common Share      $        0.17   $        0.03    $        0.86   $        0.87
                                       ==============  =============    =============   =============
Dividends Declared Per Average Common
  Share                                $        0.23   $        0.22    $        0.69   $        0.66
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

                      NORTHWESTERN PUBLIC SERVICE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                         Nine Months Ended
                                                           September 30
                                                  ----------------------------
                                                       1997           1996
                                                  -------------  -------------

OPERATING ACTIVITIES:
   Net income                                     $     17,403   $     17,963
   Items not affecting cash:
    Depreciation and amortization                       23,413         13,150
    Deferred income taxes                                 (261)          (671)
    Minority interest in net income of
      consolidated subsidiaries                         (3,924)           -
    Investment tax credits                                (421)          (423)
    Changes in current assets and liabilities, net:
      Accounts receivable                               (8,825)         9,370
      Inventories                                       19,782          2,166
      Other current assets                               6,164          2,883
      Accounts payable                                 (13,452)        (5,388)
      Accrued taxes                                       (660)         1,926
      Other current liabilities                        (11,741)        (6,995)
    Other, net                                           4,343         (7,289)
                                                  ----------------------------
      Cash flows from operating activities              31,821         26,692
                                                  ----------------------------

INVESTMENT ACTIVITIES:
   Property additions                                  (19,086)       (22,981)
   Sale (Purchase) of noncurrent investments, net       21,003         (9,715)
   Subsidiary acquisitions and formation               (20,265)           -
   Purchase of working capital, net                        -            1,443
                                                  ----------------------------
      Cash flows for investment activities             (18,348)       (31,253)
                                                  ----------------------------

FINANCING ACTIVITIES:
   Dividends on common and preferred stock             (12,476)       (12,198)
   Subsidiary payment of distributions                 (12,031)           -
   Minority interest on preferred securities of
    subsidiary trust                                    (1,980)        (1,980)
   Redemption of preferred stock of subsidiary          (2,687)           -
   Issuance of nonrecourse subsidiary debt              19,131          1,846
   Repayment of nonrecourse subsidiary debt             (7,544)           -
   Repayment of long-term debt                         (22,500)           -
   Retirement of preferred stock                           -              (10)
   Commercial paper issuances                              -           17,500
   Commercial paper repayments                             -           (3,500)
                                                  ----------------------------
      Cash flows for financing activities              (40,087)         1,658
                                                  ----------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                  (26,614)        (2,903)
Cash and Cash Equivalents, beginning of period          36,790          4,552
                                                  ----------------------------
CASH AND CASH EQUIVALENTS, end of period          $     10,176   $      1,649
                                                  ============================
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Income taxes                                $      8,815   $      7,260
      Interest                                    $     22,267   $     12,047

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

(3)  Allowance for Funds Used During Construction -

     The allowance for funds used during construction includes the costs of equity and borrowed funds used to finance construction which are capitalized in accordance with rules prescribed by the FERC. For the quarters ended September 30, 1997 and 1996, allowance for equity funds was $1,442 and $17,445. For the nine months ended September 30, 1997 and 1996, allowance for equity funds was $29,342 and $65,523. Allowance for borrowed funds was $3,211 and $15,470 for the quarters ended September 30, 1997 and 1996, and $65,309 and $56,880 for the nine months ended September 30, 1997 and 1996.

(4)  Change in Accounting Policy for Natural Gas Demand Costs -

     Effective January 1, 1997, the Company changed its method of accounting for demand costs for natural gas supplies. Prior to 1997, demand costs were recognized as incurred which are generally consistent and stable throughout the course of a normal year. Beginning January 1, 1997 these costs are being recognized in proportion to natural gas volumes purchased. The Company believes that this provides for better matching of expenses with revenues. There is no significant effect from this change on an annual basis, but this change does impact interim reporting periods. On a pro forma basis, giving effect to this change, earnings per share would have been $.16 for the three months ended September 30, 1996, while the nine months ended September 30, 1996, would not have been affected.

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


RESULTS OF OPERATIONS:

Earnings Comparisons -

     Earnings per share for the quarters ended September 30, 1997 and 1996, were $.17 and $.03. Earnings per share on a pro forma basis, after giving effect to the change in accounting for natural gas demand costs discussed in Note 4 would have been $.16 for the quarter ended September 30, 1996. The increase in earnings on a pro forma basis was due to warmer than normal weather in the Company's electric operating areas offset partially by decreased operating income in the propane market areas.

     Earnings per share for the year to date through September 30, 1997, was $.86 compared to $.87 for the nine months ended September 30, 1996. Earnings per share on a pro forma basis, after giving effect to the change in accounting for natural gas demand costs discussed in Note 4 would not have been affected for the nine months ended September 30, 1996. The decrease in earnings on a pro forma basis was due to substantially warmer than normal weather in the Company's propane operating areas. Favorably impacting earnings for the nine months ended were colder weather in the Company's electric and natural gas operating areas during the first quarter and warmer weather during the summer months of the third quarter in the Company's electric operating areas.

Electric and Natural Gas -

     Retail electric revenues and volumes increased by 4% for the three months ended September 30 as compared to the same period of the prior year. Natural gas revenues increased by 14% while volumes sold increased by 7% for the three months ended September 30. The changes in electric operations were impacted by periods of warmer weather as compared to the same quarter of the prior year. Natural gas revenues were impacted by periods of cooler weather as compared to the same quarter of the prior year. Natural gas margins increased compared to the prior year due to the change in accounting for natural gas demand costs, see Note 4 of the Notes to Consolidated Financial Statements. This change in accounting will effect interim periods but should have no effect on an annual basis.

     Retail electric revenues and volumes both increased by 3% for the nine months ended September 30 as compared to the same period of the prior year. The increase in revenues reflects warmer weather during the summer months. Natural gas revenues increased by 15% for the nine months ended while volumes increased by 3% as compared to the same period of the prior year. Natural gas revenues increased significantly due to substantial increases in commodity market prices during the winter heating season. Natural gas margins increased compared to the prior year due to increased volumes sold during the winter heating season.

Propane -

     Operating revenues from propane for the three months ended September 30 increased from $17.7 million in 1996 to $152.2 million in 1997. Gallons also increased from 21.2 million in 1996 to 181.8 million in 1997.
Revenues and gallons both increased due to the acquisitions of two large retail propane distributors in late 1996 followed by the formation of Cornerstone in December 1996. The propane operations in 1997 have been affected by weather that has been substantially warmer than normal. The majority of propane revenues and operating income occur in the first and fourth quarters when propane is heavily sold for residential and commercial heating as compared to the second and third quarters which traditionally are net loss periods in the industry.

     Operating revenues from propane for the nine months ended September 30 increased from $78.2 million in 1996 to $501.5 million in 1997. Gallons also increased from 75.0 million in 1996 to 437.6 million in 1997.
Revenues and gallons both increased due to the acquisitions and the formation of Cornerstone in late 1996. The propane operations for the nine months ended September 30, 1997, have been heavily impacted by weather that has been 8% warmer than normal.

Manufacturing -

     Manufacturing revenues are related to the Company's investment in Lucht Inc., a firm that manufactures photographic processing and imaging equipment used by high volume photo processing laboratories. Weaker quarterly sales activity produced lower revenues for both the third quarter and the year-to-date as compared to 1996. Favorably impacting earnings for both the three months and nine months were improvements in operating expenses.

Other Income Statement Items -

     Other operating expenses for both the three months and nine months ended September 30 increased in 1997 as compared to 1996 primarily due to the acquisition of two large retail propane distributors in October and December 1996. Other income increased during both the three months and nine months ended September 30 due to higher investment income in 1997 as compared to 1996. The increase in depreciation reflects the increase in depreciable propane assets when compared to the same periods of the prior year. The increase in interest expense is related to the issuance of $220 million nonrecourse notes by Cornerstone in December 1996 as part of the Cornerstone partnership formation. The increase in interest expense is partially offset in the third quarter by the redemption of the 8.9% series general mortgage bonds of $7.5 million in March 1997 and the redemption of the 8.824% series general mortgage bonds of $15 million in July 1997. The decrease in income taxes is due to the minority interest effect upon the Company's consolidated net income.

Liquidity and Capital Resources -

     The Company has a high degree of long-term liquidity through the generation of operating cash flows, the availability of substantial marketable securities, and a sound capital structure. In addition, the Company has adequate capacity for additional financing and has maintained its liquidity position through favorable bond ratings.

     The Company has generated significant operating cash flows while continuing to maintain substantial cash and investment balances in the form of marketable securities. Cash flows from operating activities during the nine months ended September 30, 1997 and 1996 were $31.8 million and $26.7 million. The increase is primarily due to increased cash flows from electric and natural gas operations. Cash equivalents and investment securities totaled $120.1 million and $37.9 million at September 30, 1997 and 1996. In July 1997 the company retired early the $15 million outstanding of the 8.824% series general mortgage bonds. In March 1997 the Company retired early the $7.5 million outstanding of the 8.9% series general mortgage bonds.

     Working capital and other financial resources are also provided by lines of credit, which are generally used to support commercial paper borrowings, a primary source of short-term financing. At September 30, 1997, unused short-term lines of credit totaled $32.0 million. In addition, the Company's nonregulated businesses maintain nonrecourse credit agreements with various banks for revolving and term loans.

Capital Requirements -

     The Company's primary capital requirements include the funding of its energy business construction and expansion programs, the funding of debt retirements, and the funding of its corporate development and investment activities.

     The emphasis of the Company's construction activities is to undertake those projects that most efficiently serve the expanding needs of its customer base, enhance energy delivery capabilities, expand its current customer base, and provide for the reliability of energy supply. Expenditures for construction activities during the nine months ended September 30, 1997 and 1996 were $19.1 and $23.0 million. Included in such construction activities were nonregulated capital expenditures of $6.5 million and $2.3 million during the nine months ended September 30, 1997 and 1996 which includes both growth and maintenance capital expenditures. Capital expenditures for 1997, excluding propane, are estimated to be $16.9 million with a large portion of expenditures to be spent on enhancements of the electric and natural gas distribution systems. Electric and natural gas related capital expenditures for the years 1997 through 2001 are estimated to be $64.6 million. Nonregulated maintenance capital expenditures for 1997 are estimated to be $4.8 million. Estimated nonregulated maintenance capital expenditures for the years 1997 through 2001 are estimated to be $18.8 million.

     Capital requirements for the mandatory retirement of long-term debt including nonrecourse debt of subsidiaries will be $6.5 million in 1998, $38.2 million in 1999, $6.5 million in 2000, and $6.5 million in 2001.

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

                                   NORTHWESTERN PUBLIC SERVICE COMPANY
                                   -----------------------------------
                                             (Registrant)


Date:     November 14, 1997             /s/ D. A. Monaghan
                                   ------------------------------------
                                        Controller and Treasurer



Date:     November 14, 1997             /s/ A. D. Dietrich
                                   -----------------------------------
                                      Vice President-Administration
                                        and Corporate Secretary