Form 10-K
period 1997-12-31
NORTHWESTERN PUBLIC SERVICE CO
filed 1998-03-31
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

   (Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1997
        or
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
           [No fee required]
   For the transition period from _______________ to _______________

                          COMMISSION FILE NO. 0-692

                     NORTHWESTERN PUBLIC SERVICE COMPANY
           (Exact name of registrant as specified in its charter)

                Delaware                            46-0172280
               (State of                           (IRS Employer
             Incorporation)                     Identification No.)

           33 Third Street SE                       57350-1605
          Huron, South Dakota                       (Zip Code)
     (Address of principal office)

                                605-352-8411
                       (Registrant's telephone number)

         Securities registered pursuant to Section 12(b) of the Act:


       Common Stock, $1.75 par value and
      related Common Stock Purchase Rights       New York Stock Exchange
    Company Obligated Mandatorily Redeemable New York Stock Exchange Security of Trust Holding Solely Parent
     Debentures, $25.00 liquidation amount
          Common Stock Purchase Rights           New York Stock Exchange

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

   Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        State the aggregate market value of the voting stock held by nonaffiliates of the registrant.

                    $410,378,052 as of February 18, 1998

   Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

                        COMMON STOCK, PAR VALUE $1.75
             17,842,524 SHARES OUTSTANDING AT FEBRUARY 18, 1998

                    DOCUMENTS INCORPORATED BY REFERENCE:

         1997 Annual Report to Stockholders . . . . .Parts I and II
          Proxy Statement for 1998 Annual Meeting . . . . .Part III

                                   PART I


   ITEM 1.   BUSINESS

   GENERAL DEVELOPMENT OF BUSINESS

        Northwestern Public Service Company (Company) is a nationwide diversified energy, telecommunications and related services provider. The Company generates and distributes electric energy to 56,000 customers in eastern South Dakota. The Company also purchases, distributes, sells, and transports natural gas to 79,000 customers in central Nebraska and eastern South Dakota.

        Through its subsidiaries, the Company operates a nationally recognized retail and wholesale propane distribution business. In 1996, Northwestern expanded the propane operations with the acquisition of eight additional propane companies, including Empire Energy Corporation in October, then the eighth largest retail marketer of propane in the U.S., and CGI Holdings, Inc., then the eighteenth largest retail marketer of propane in the U.S. in December. Also, in December 1996, Northwestern combined all of its propane businesses into Cornerstone Propane Partners, L.P. (Cornerstone), a publicly traded master limited partnership which sold 9.8 million common units to the public on December 17, 1996, at a price of $21 per unit. Cornerstone is the fifth largest retail propane marketer in the U.S., serving approximately 360,000 customers from 298 service centers in 27 states. At December 31, 1997, the Company's majority owned subsidiaries owned all 6,597,619 subordinated units and an aggregate 2% general partner interest in the partnership, or a combined 38.5%. In January 1998, Cornerstone sold an additional 1,960,000 units to the public. After the secondary offering, the Company, through its subsidiary, owns a combined 34.8% effective interest in the Partnership.

        Through its other subsidiaries, the Company is engaged in additional nonregulated operations as more fully discussed in the section entitled "Nonregulated Operations". The Company was incorporated under the laws of the state of Delaware in 1923 and is qualified to conduct its utility business in the states of South Dakota, Nebraska, Iowa, and North Dakota. The Company does not currently serve any utility customers in North Dakota or Iowa. The Company has its principal office at 33 Third Street SE, Huron, South Dakota 57350-1318. Its telephone number is 605-352-8411.

   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

        Financial information about industry segments is incorporated by reference to Note 12 of the "Notes to Consolidated Financial
   Statements" of the Company's 1997 Annual Report to Stockholders, filed as an Exhibit 13 hereto.

   NARRATIVE DESCRIPTION OF BUSINESS

        Weather patterns have a material impact on the Company's operating performance for all three segments of its energy business. This impact is particularly relevant for natural gas and propane. Because natural gas and propane are heavily used for residential and commercial heating, the demand for these products depends upon weather patterns throughout the Company's service area. With a larger proportion of its operations related to seasonal natural gas and propane sales, a significantly greater portion of the Company's operating income is recognized in the first and fourth quarters related to higher revenues from the heating season.

   PROPANE BUSINESS

        The Company's retail and wholesale propane distribution business is competing against a number of other distributors in an unregulated business. There are, however, certain inherent barriers for customers to overcome in switching from one propane delivery service provider to another. The Company believes that its ownership of propane storage tanks installed at customers' premises, together with safety regulations which prohibit other propane distributors from filling the propane tanks and cylinders at the customers' premises, promotes long-standing relationships which are typical in the retail propane industry. The cost and inconvenience of switching tanks tend to minimize the switching by customers among suppliers on the basis of minimal price variations. Conversely, it also makes it more difficult for the Company to acquire new customers, other than through acquisitions, in areas where there are existing relationships between potential customers and other distributors.

        Through its subsidiaries, the Company operates a nationally recognized retail and wholesale propane distribution business. Propane complements the Company's electric and natural gas distribution businesses and adds geographical diversity to its operations.

        On October 7, 1996, the Company completed the acquisition of Empire Energy Corporation (Energy), a retail distributor of propane. Energy maintained 168 retail branches serving approximately 130,000 customers in 10 states, primarily in southeast and midwest regions of the United States.

        On December 17, 1996, a wholly owned subsidiary of Northwestern Growth Corporation acquired CGI Holdings, Inc. (Coast). Immediately after the acquisition the Company combined the propane distribution businesses of Coast, Energy, Myers and Synergy into Cornerstone. As part of an IPO on the same date, Cornerstone sold a total of 9,821,000 Common Units at a price to the public of $21 a unit. At December 31, 1997, Cornerstone's capital consists of 11,127,000 Common Units, 6,597,619 subordinated units (Subordinated Units) representing limited partner interests and a 2% general partner interest. The Company's majority owned subsidiaries own all 6,597,619 Subordinated Units and an aggregate 2% general partner interest in the Partnership, or a combined 38.5% effective interest in the Partnership. In January

   1998, Cornerstone sold an additional 1,960,000 units at a price to the public of $22.125 per unit. After the secondary offering the Company, through its subsidiary, owns a combined 34.8% effective interest in the Partnership.

        The net proceeds from the sale of 9,821,000 Common Units of Cornerstone and the net proceeds from the issuance of Cornerstone Senior Notes were used to repay term and revolving debt of Coast, Energy and Synergy, including accrued interest and any prepayment premiums which were assumed by the Partnership. In addition, the preferred stock of Synergy was redeemed at a premium. As a result of these repayments, the Company recorded a one-time after tax gain of $.09 per share from the prepayment of the term debt and redemption of preferred stock investment in Synergy.

        Additional information regarding the acquisitions is incorporated by reference to Note 2 of the "Notes to Consolidated Statements" of the Company's 1997 Annual Report to Stockholders, filed as an Exhibit 13 hereto.

   SALES. On a consolidated basis, 81% of the Company's 1997 operating revenues were from the sale of propane.

        Similar to its electric and natural gas businesses, no single customer accounts for a significant portion of the Company's propane sales. Propane sales were 32% retail and 68% to wholesale customers.

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

   SUPPLY AND DISTRIBUTION. The Company purchases propane from various suppliers, including major domestic oil companies and independent producers of natural gas liquid and oil and made occasional spot market transactions. The majority of the propane purchases were on a contractual basis under one-year agreements subject to annual renewal. The largest supplier provided approximately 13% of the total volumes purchased under contract. The percentage of contract purchases may vary from year to year depending on a number of factors. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or contract prices established at major storage points, and some contracts include a pricing formula that typically is based on such market prices. The Company has established relationships with a number of suppliers and believes it will have ample sources of supply under comparable terms to draw upon to meet the necessary propane requirements if it were to discontinue purchasing propane from its largest suppliers. The Company has not experienced a shortage that has prevented it from satisfying its own customers' needs and does not foresee any significant shortage in the supply of propane that would cause a disruption in meeting the needs of the Company's customers as well.

        The Company primarily uses common carriers and railroad tank cars to transport propane from refineries, natural gas processing plants or pipeline terminals to the Company's bulk storage plants. The transportation of propane requires specialized equipment. The trucks and railroad cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state.

        Propane delivery to customers is made by means of bulk delivery tank trucks owned by the Company. Propane is stored by the customers on their premises in stationary steel tanks generally ranging in capacity from 120 to 1,000 gallons, with large users having tanks with a capacity of 30,000 gallons. A majority of the propane storage tanks used by the Company's residential and commercial customers are owned by the Company. In addition, a certain number of Company owned tanks are provided to customers under a leasing agreement.

   ELECTRIC BUSINESS

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

        ELECTRIC SALES. On a consolidated basis, 8% of the Company's 1997 operating revenues were from the sale of electric energy. All of the Company's electric revenues are derived from customers in South Dakota.

        The Company has relatively few large customers in its service territory. By customer category, 33% of 1997 total electric sales was from residential sales, 50% was from commercial and industrial sales, 1% was from street lighting and sales to public authorities, and 16% was from sales for resale.

        Sales for resale primarily include power pool sales to other utilities. Power pool sales fluctuate from year to year depending on a number of factors including the Company's availability of excess short-term generation and the ability to sell the excess power to other utilities in the power pool. The Company also sells power and energy at wholesale to certain municipalities for resale and to various governmental agencies. In 1997, these sales accounted for less than 1% of total electric sales.

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

        At December 31, 1997, the aggregate net summer peaking capacity of all Company-owned electric generating units was 310,259 kw, consisting of 106,390 kw from Big Stone (the Company's 23.4% share), 42,700 kw from Coyote (the Company's 10.0% share), 54,169 kw from Neal (the Company's 8.7% share), and 107,000 kw from internal combustion turbine units and small diesel units, used primarily for peaking purposes. In addition to those plant facilities, the Company entered into an agreement in 1995 to purchase up to 14,950 kw of firm capacity from Basin Electric Cooperative to assist in meeting peak capacity demands. The Company has also contracted with Nebraska Public Power District to purchase various amounts of firm capacity to further assist in supplying peak energy demands.

        The Company is a summer peaking utility. The 1997 peak demand of 270,089 kw occurred on July 16, 1997. Total system capability at the time of peak was 325,209 kw. The reserve margin for 1996 was 17%.
   The minimum reserve margin requirement as determined by the members of the Mid-Continent Area Power Pool (MAPP), of which the Company is a member, is 15%.

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

        The Company has finalized an integrated resource plan to identify how it will meet the electric energy needs of its customers. The plan includes estimates of customer usage and programs to provide for economic, reliable, and timely supplies of energy. The plan does not anticipate the need for additional baseload generating capacity for at least the next ten years.

        FUEL SUPPLY. Lignite and sub-bituminous coal were utilized by the Company as fuel for virtually all of the electric energy generated during 1997. North Dakota lignite is the primary fuel at Coyote. The Company burned Montana sub-bituminous coal at Big Stone during 1997. During 1997, the average heating value of lignite burned was 6,949 BTU per pound at Coyote. The sulfur content of this lignite is typically between 0.8% and 1.2%. The Montana sub-bituminous coal burned at Big Stone contained an average heating value of 8,734 BTU per pound and a sulfur content between 0.55% and 0.75%. Neal burned Wyoming sub-bituminous coal which had an average heating value of 8,457 BTU per pound during 1997. Typically, the sulfur content of this coal is between 0.30% and 0.40%.

        The Company's fuel costs have remained relatively stable. The average cost by type of fuel burned is shown below for the periods indicated:

                                      Cost Per Million BTU    % of 1997
                                     Year Ended December 31   Megawatt
                                    -----------------------     Hours
   Fuel Type                         1995     1996    1997    Generated
                                     ----     ----    ----    ---------

   Lignite - Big Stone               $1.09     -        -          0%
   Sub-bituminous - Big Stone         1.00     $.95      .93      56%
   Lignite - Coyote**                  .83      .86      .91      16%
   Sub-bituminous - Neal               .76      .75      .71      28%
   Natural Gas                        1.80     2.24     2.33        *

   Oil                                3.96     4.65     4.64        *

    * Combined for approximately one percent.
   ** Includes pollution control reagent.

        During 1997, the average delivered cost per ton of lignite was $11.66 to Coyote. The average cost per ton of sub-bituminous coal received at Big Stone for 1997 was $15.99. The average cost for coal delivered to Neal was $11.56 per ton for 1997. Such amounts include severance taxes imposed by the states of North Dakota and Montana and a production tax imposed by the state of Wyoming. While the effect on the Company's fuel costs of future changes in severance or production taxes cannot be predicted, any changes in the Company's fuel costs may be passed on to its customers through the operation of the fuel adjustment clause. This feature of the Company's electric rates is more fully discussed in the section entitled "Regulation".

        The continued delivery of lignite and sub-bituminous coal to the three large steam generating units in which the Company is part owner is reasonably assured by contracts covering various periods of the operating lives of these units. The contract for delivery of Montana sub-bituminous coal to Big Stone expires in 1999, further evaluations will be conducted during the contract term to select a coal supply for periods beyond 1999. The contract for delivery of lignite to Coyote, which expires in 2016, provides for an adequate fuel supply for the estimated economic life of that plant. Neal receives Wyoming sub-bituminous coal under a long-term contract which expires in 1998. The Company, along with the other owners of Neal, is studying options for the supply of coal for periods beyond the expiration date.

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

        Additional information relating to jointly owned plants is incorporated by reference to Note 8 of the "Notes to Consolidated Statements" of the Company's 1997 Annual Report to Stockholders filed as an Exhibit 13 hereto.

   NATURAL GAS BUSINESS

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

        NATURAL GAS SALES AND DEMAND. On a consolidated basis, 8% of the Company's 1997 operating revenues were from the sale of natural gas. During 1997, the Company derived 57% of its natural gas revenues from South Dakota and 43% from Nebraska. The Company's peak daily sendout was 125,279 MMBTU.

        CAPABILITY AND SUPPLY. The Company owns and operates natural gas distribution systems serving 38,829 customers in eastern South Dakota. In 1996 the Company completed construction of a new natural gas pipeline in northern South Dakota which increased capacity by 15,000 MMBTU per day. In 1995, the Company executed a service agreement with

   Cibola Energy Services Corporation (Cibola) whereby Cibola coordinates supply and transportation services. The pipeline and storage capacity is provided under service agreements with Northern Natural Gas
   Company. These agreements provide for firm deliverable pipeline capacity of approximately 57,200 MMBTU per day in South Dakota.

        In Nebraska, the Company owns and operates natural gas distribution systems serving 39,702 retail customers in the village of Alda and the cities of Grand Island, Kearney, and North Platte. The Company purchases all of its natural gas for these systems through KN Gas Marketing, Inc. (KN) under a service agreement entered in 1995 with all supply and transportation services coordinated through a subsidiary of the Company. These agreements provide for firm deliverable pipeline capacity of approximately 58,000 MMBTU per day in Nebraska.

        In 1992, FERC issued Order 636. Order 636 required, among other provisions, that all companies with natural gas pipelines separate natural gas supply or production services from transportation service and storage businesses. This allowed gas distribution companies, such as the Company, and individual customers to purchase gas directly from producers, third parties, and various gas marketing entities and transport it through the suppliers' pipelines. The Company has operated under the restructured environment during the past three years.

        To supplement firm gas supplies, the Company's service agreements with Cibola and KN also provide for underground natural gas storage services to meet the heating season and peak day requirements of its gas customers. In addition, the Company also owns and operates five propane-air plants with a total rated capacity of 14,000 MMBTU per day, or approximately 10% of peak day requirements. The propane-air plants provide an economic alternative to pipeline transportation charges to meet the peaks caused by customer demand on extremely cold days.

        A few of the Company's industrial customers purchase their natural gas requirements directly from gas marketing firms for transportation and delivery through the Company's distribution system. Transportation rates have been designed to make the Company economically indifferent as to whether the Company sells and transports gas or only transports gas.

   HVAC, TELECOMMUNICATIONS AND RELATED SERVICES

        The Company, through its subsidiary Northwestern Growth Corporation, has a preferred stock investment in the unconsolidated affiliate companies, ServiCenter USA and Communication Systems USA. ServiCenter USA is a premier provider of heating, ventilating, air conditioning, plumbing and related services for residential and business customers in the U.S. Communication Systems USA is a leading provider of telecommunication and data services to business customers.

   COMPETITION AND BUSINESS RISK

        The Company's strategy centers upon the development, acquisition and expansions of operations offering integrated energy, telecommunications and related products and services within the Northwestern companies. In addition to maintaining a strong competitive position in electric, natural gas and propane distribution businesses, the Company intends to pursue development and acquisitions that have long-term growth potential. While such investments and acquisitions can involve increased risk in comparison to the Company's energy distribution businesses, they offer the potential for enhanced investment returns.

   Propane
   -------

        Weather conditions have a significant impact on propane demand for both heating and agricultural purposes. The majority of Cornerstone's customers rely heavily on propane as a heating fuel. Actual weather conditions can vary substantially from year to year, significantly affecting Cornerstone's financial performance. Furthermore, variations in weather in one or more regions in which Cornerstone operates can significantly affect the total volumes sold by Cornerstone and the margins realized on such sales and consequently, Cornerstone's results of operations. These conditions may also impact Cornerstone's ability to meet various debt covenant requirements and affect Cornerstone's ability to pay distributions on the subordinated units and to the general partners.

        The retail propane business is a margin-based business in which gross profits depend on the excess of sales prices over propane supply costs. Consequently, Cornerstone's profitability is sensitive to changes in wholesale propane prices. Propane is a commodity, the market price of which can be subject to volatile changes in response to changes in supply or other market conditions. As it may not be possible to immediately pass on to customers rapid increases in the wholesale cost of propane, such increases could reduce Cornerstone's gross profits.

        Cornerstone's profitability is affected by the competition for customers among all participants in the retail propane business. Some of Cornerstone's competitors are larger or have greater financial resources than Cornerstone. Should a competitor attempt to increase market share by reducing prices, Cornerstone's financial condition and results of operations could be materially adversely affected. In addition, propane competes with other sources of energy, some of which may be less costly per equivalent energy value.

   Electric and Natural Gas
   ------------------------

        The electric and natural gas industries continue to undergo numerous transformations, and the Company is operating in an increasingly competitive marketplace. The FERC, which regulates interstate and wholesale electric transmissions, opened up transmission grids and mandated that utilities must allow others equal access to utility transmission systems. Various state regulatory bodies are supporting initiatives to redefine the electric energy market and are experimenting with retail wheeling, which gives some retail customers the ability to choose their supplier of electricity. Traditionally, utilities have been vertically integrated, providing bundled energy services to customers. The potential for continued unbundling of customer services exists, allowing customers to buy their own electricity and natural gas on the open market and having it delivered by the local utility.

        The growing pace of competition in the energy industry has been a primary focus of management over the last few years. The Company's future financial performance will be dependent on the effective execution of operating strategies to address a more competitive and changing energy marketplace. Business strategies focus on enhancing the Company's competitive position, on expanding energy sales and markets with new products and services for customers and increasing shareholder value. The Company has realigned various areas of its business to support customer services and marketing functions. A new marketing plan, an expanded line of integrated customer products and services, additional staff and new technologies are part of the Company's strategy for providing responsive and superior customer service. To strengthen the Company's competitive position, new technologies have and will be added that enable employees to better serve customers. The Company is centralizing activities to improve efficiency and customer responsiveness and business processes are being reengineered to apply best-practices methodologies. Long-term supply contracts have been renegotiated to lower customers' energy costs and new alliances help reduce expenses and add innovative work approaches.

        As described in Note 1 to the consolidated financial statements, the Company complies with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation". SFAS 71 provides for the financial reporting requirements of the Company's regulated electric and natural gas operations which requires specific accounting treatment of certain costs and expenses that are related to the Company's regulated operations. Criteria that could give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts the Company's ability to establish prices to recover specific costs and
   (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets, including those related to generation, are probable of future recovery. This evaluation of recovery must be updated for any change which might occur in the Company's current regulatory environment.

   HVAC, Telecommunications and Related Services
   ---------------------------------------------

        The markets served by ServiCenter USA for residential and commercial heating, ventilating, air conditioning, plumbing and other related services are highly competitive. The principal competitive factors in these segments of the industry are (1) timeliness, reliability and quality of services provided, (2) range of products and services provided, (3) name recognition and market share and (4) pricing. Many of ServiCenter's competitors in the HVAC business are small, owner-operated companies typically located and operated in a single geographic area. There are only a small number of national companies engaged in providing residential and commercial services in the service lines, which the Company intends to focus. Future competition in both the residential and commercial service lines may be encountered from other newly formed or existing public or private service companies with aggressive acquisition programs, the unregulated business segments of regulated gas and electric utilities or from newly deregulated utilities in those industries entering into various service areas.

         The market served by Communication Systems USA in the telecommunications and data services industry is also a highly competitive market. The Company believes that (1) market acceptance of the Company's products and services, (2) pending and future legislation affecting the telecommunications and data industry, (3) name recognition and market share, (4) larger competitors and (5) the Company's ability to provide integrated communication and data solutions for customers in a dynamic industry area all factors that could affect the Company's future operating results.

   Other
   -----

        The Company utilizes software and various technologies throughout its business that will be affected by the date change in the year 2000. The Company has assessed and is continuing to assess the impact of the year 2000 issue on its reporting systems and operations. The majority of the Company's financial reporting and operational systems are year 2000 compliant. The cost of the modifications of the remaining systems is not expected to be material.

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

        The Company filed no electric rate cases in South Dakota during the three years ended December 31, 1997. A natural gas increase was implemented in South Dakota on November 15, 1994. Effective April 1, 1995, the Company implemented increased rates related to its Nebraska natural gas service area as a result of a negotiated settlement with representatives of the four communities in which the Company operates.

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

        FERC has approved the Company's Request for Waiver of the requirements of FERC Order No. 889 as it relates to the Standards of Conduct. The Standards of Conduct require companies to physically separate their transmission operations/reliability functions from their marketing/merchant functions. The Request for Waiver is based on criteria established by FERC, exempting small public utilities as defined by the United States Small Business Administration.

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

        CLEAN AIR ACT. The Clean Air Act Amendments of 1990 (the Clean Air Act) stipulate limitations on sulfur dioxide and nitrogen oxide emissions from coal-fired power plants which will require the purchase of additional emission allowances or a reduction in sulphur dioxide emissions beginning in the year 2000 from the Big Stone Plant. The Company believes it can economically meet the sulfur dioxide emission requirements of the Clean Air Act by the required compliance dates.

        With regard to the Clean Air Act's nitrogen oxide emission requirements, the Neal wall-fired boiler is expected to meet the emission limitations for such boilers. The Clean Air Act does not yet specify nitrogen oxide limitations for boilers with cyclone burners such as those used at Big Stone and Coyote because practical low-nitrogen oxide cyclone burner technology does not exist. It requires the EPA to establish nitrogen oxide emission limitations for cyclone boilers including taking into account that the cost to accomplish such limits be comparable to retrofitting low-nitrogen oxide burner technology to other types of boilers. In addition, the Clean Air Act also requires future studies to determine what controls, if any, should be imposed on coal-fired boilers to control emissions of certain air toxics other than sulfur and nitrogen oxides. Because of the uncertain nature of cyclone boiler nitrogen oxide and air toxic emission limits, the Company cannot now determine the additional costs, if any, it may incur due to these provisions of the Clean Air Act.

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

        SITE REMEDIATION. The Company conducted an investigation of a manufactured gas plant (MGP) site and took remedial action during 1995 by permanently removing the residues contained in the soil through a thermal desorption process. In May 1996, EPA Region VIII (which includes South Dakota, North Dakota, Colorado, Utah, Wyoming, and Montana) selected the Company to receive an Outstanding Achievement Award for Leadership and Innovation. EPA Region VIII chose recipients who had demonstrated protection and enhancement of Region VIII's environment. Adjustments of the Company's natural gas rates to reflect the costs associated with the remediation were approved by the PUC.

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

        The Company currently meets or exceeds Federal regulations requiring that all persons employed in the handling of propane gas be trained in proper handling and operating procedures. All employees have participated, or will participate within 90 days of their employment date, in hazardous materials training. The Company has established ongoing training programs in all phases of product knowledge and safety including participation in the National Propane Gas Association's (NPGA) Certified Employee Training Program.

   CAPITAL SPENDING AND FINANCING

        The Company's primary ongoing capital requirements include the funding of its energy business construction and expansion programs, the funding of debt and preferred stock retirements and sinking fund requirements, and the funding of its corporate development and investment activities.

        The emphasis of the Company's construction activities is to undertake those projects that most efficiently serve the expanding needs of its customer base, enhance energy delivery capabilities, expand its current customer base, and provide for the reliability of energy supply. Capital expenditure plans are subject to continual review and may be revised as a result of changing economic conditions, variations in sales, environmental requirements, investment opportunities, and other ongoing considerations. Expenditures for maintenance and construction activities for 1997, 1996, and 1995 were $22.4 million, $35.2 million, and $29.6 million, respectively.
   Capital expenditures during 1997 included maintenance expenditures related to Cornerstone propane operations. Construction expenditures during 1996 and 1995 included expenditures related to an operations center expected to provide cost savings and operating efficiencies through consolidation of activities, and the expansion of the Company's natural gas system into additional communities in eastern South Dakota. In addition, 1997, 1996 and 1995 included $4.1 million, $7.3 million and $4.7 million, respectively, of maintenance capital expenditures related to propane. Total capital expenditures for 1998, excluding propane operations, are estimated to be $13.8 million. The majority of the projected expenditures will be spent on enhancements of the electric and gas distribution systems. Estimated electric and natural gas related expenditures for the years 1998 through 2002 are expected to be $61.5 million. Nonregulated maintenance capital expenditures for 1998 are estimated to be $3.8 million. Estimated nonregulated maintenance capital expenditures for the years 1998 through 2002 are expected to be $19.0 million. Capital requirements for the mandatory retirement of long-term debt and mandatory preferred stock sinking fund redemption totaled $1,244,000, $400,000, and $600,000 for the years ended 1997, 1996, and 1995, respectively. It is expected that such mandatory retirements will be $7.8 million in 1998, $7.8 million in 1999, $8.9 million in 2000, $8.5 million in 2001, and $8.3 million in 2002. The balance on the Cornerstone working capital facility was reduced in January, 1998 using the proceeds of a secondary offering of 1,960,000 units which were sold to the public at a price of $22.125 per unit, resulting in net proceeds of $40.7 million. The Company anticipates that future capital requirements will be met by both internally generated cash flows, available investments and available external financing.

        The Company plans to continue to evaluate and pursue opportunities to enhance shareholder return through nonregulated business investments. Nonregulated projects are expected to be financed from the existing investment portfolio and from other available financing options.

        Information relating to capital resources and liquidity is incorporated by reference to "Management's Discussion and Analysis" of the Company's 1997 Annual Report to Stockholders, filed as an Exhibit 13 hereto.

   NONREGULATED OPERATIONS

        NORTHWESTERN GROWTH CORPORATION (NGC). NGC was incorporated under the laws of South Dakota in 1994 to pursue and manage nonutility investments and development activities. NGC owns the controlling general partner of Cornerstone. Other NGC assets include a portfolio of marketable securities and the investments of subsidiaries:
   Northwestern Networks, Inc., which holds a common stock investment in LodgeNet Entertainment Corporation, a provider of television entertainment and information systems to hotels and motels, and Northwestern Systems, Inc., which owns 100% of the common stock of Lucht Inc., a firm that develops, manufactures, and markets multi-image photographic printers and other related equipment, and Franklin Industries Co., a remanufacturer of steel products. In 1997, NGC formed ServiCenter USA to acquire heating, ventilating, air conditioning, plumbing and related services to companies in the U. S.

   Also in late 1997, Northwestern formed Communication Systems USA to acquire and consolidate companies providing telecommunications and data services to business customers. Although the primary focus of NGC's investment program will be to continue to seek growth opportunities in the energy, energy equipment, and energy services industries, NGC will also continue to pursue opportunities in existing and emerging growth entities in non-energy industries that meet the Company's return on investments and capital gain requirements.

        NORTHWESTERN SERVICES CORPORATION (NSC) was incorporated under the laws of South Dakota in 1997 to market integrated residential and commercial products and services.

        NORTHWESTERN ENERGY CORPORATION. Northwestern Energy Corporation markets natural gas and energy related services, and has interests in nonregulated energy holdings.

        GRANT, INC. Grant, Inc., which holds title to property not used in the Company's utility business, was incorporated in South Dakota in 1972.

        Additional information relating to nonregulated business is incorporated by reference to "Management's Discussion and Analysis" of the Company's 1997 Annual Report to Stockholders, filed as an Exhibit 13 hereto.

   EMPLOYEES

        At December 31, 1997, the Company had 444 utility employees. A three-year collective bargaining agreement which was negotiated in 1997, covers operating and clerical employees. The Company has never experienced a work stoppage or strike and considers its relationship with its employees to be very good.

        At December 31, 1997, the Company had 2,206 employees involved in its propane operations. Approximately 30 of these employees are represented by unions. Cornerstone has not experienced any work stoppage or other significant labor problems and believes it has a good relationship with its employees.

        At December 31, 1997, the Company had 145 employees involved in its manufacturing operations. None of these employees is represented by unions. The Company has not experienced any work stoppage or other significant labor problems and believes it has a good relationship with its employees.

   EXECUTIVE OFFICERS OF THE REGISTRANT

   M. D. Lewis, Chairman, President and Chief Executive Officer, age 50

        Chairman since May 1, 1997; President and Chief Executive Officer since February 1994; formerly Executive Vice President from May 1993, to February 1994; Executive Vice President-Corporate Services 1992-1993; Vice President-Corporate Services 1987-1992; Assistant Corporate Secretary 1982-1993. Mr. Lewis also serves as Chairman of Northwestern Growth Corporation, Cornerstone Propane GP, Inc., ServiCenter USA, Communication Systems USA, Northwestern Energy Corporation and Northwestern Services Corporation.

   R. R. Hylland, Executive Vice President, age 37

        Executive Vice President since May, 1996. Formerly Executive Vice President - Strategic Development November 1995-May 1996; Vice President-Strategic Development from August 1995 to November 1995; Vice President Corporate Development from 1993-1995; Vice President-Finance from 1991-1995; Treasurer from 1990-1994; Mr. Hylland also serves as Vice Chairman and Chief Executive Officer of Northwestern Growth Corporation and Vice Chairman of ServiCenter USA, Communication Systems USA and Cornerstone Propane GP, Inc., since January, 1998. Formerly President and Chief Operating Officer of Northwestern Growth Corporation, September 1994-January 1998. Mr. Hylland is also a member of the board of directors of Northwestern Public Service, Northwestern Growth Corporation, LodgeNet Entertainment Corporation, and Lucht, Inc.

   A. D. Dietrich, Vice President - Administration and Corporate
   Secretary, age 47

        Vice President-Administration since November 1994; Corporate Secretary since October 1989; formerly Vice President-Legal May 1990-November 1994.

   A. R. Donnell, Vice President - Energy Operations, age 54

        Vice President-Energy Operations since November 1994; formerly Vice President-Electric Operations July 1987-November 1994.

   T. A. Gulbranson, Vice President - Energy Services, age 50

        Vice President - Customer Services since January 1996; Mr. Gulbranson also serves as President and Chief Operating Officer of Northwestern Services Corporation since May 1997; formerly Vice President November 1994-January 1996; Vice President-Corporate Services May 1993-November 1994; Vice President-Community Development 1988-1993. Mr. Gulbranson also is a member of the board of directors of Northwestern Growth Corporation and Lucht, Inc.

   R. F. Leyendecker, Vice President - Market Development, age 52

        Vice President-Market Development since January 1996; Mr. Leyendecker also serves as President and Chief Operating Officer of Northwestern Energy Corporation since September 1996; formerly Vice President-Energy Services November 1994-January 1996; Vice President-Rates & Regulation 1987-November 1994. Mr. Leyendecker also is a member of the board of directors of Northwestern Growth Corporation and Lucht, Inc.

   W. K. Lotsberg, Vice President - Public Affairs, age 55

        Vice President-Public Affairs since May 1994; formerly Vice President-Consumer Affairs March 1989-May 1994.

   D. K. Newell, Chief Financial Officer and Vice President - Finance, age 41

        Chief Financial Officer and Vice President - Finance since July 1996. Formerly Vice President - Finance, July 1995-June 1996. Prior to joining the Company in July 1995, Mr. Newell served as CFO, Vice President - Finance and Treasurer with Energy Fuels Corporation. Mr. Newell also has served as President and COO of Northwestern Growth Corporation since January 1998. Formerly Executive Vice President of Northwestern Growth Corporation July 1995 - January 1998. Mr. Newell also is a member of the board of directors of Northwestern Growth Corporation, Cornerstone Propane GP, Inc., ServiCenter USA and Communication Systems USA, Lucht, Inc. and Franklin Industries.

   R. A. Thaden, Vice President - Communications and Treasurer, age 46

        Vice President-Communications since February 1997; formerly Treasurer November 1994 - May 1997; Manager-Corporate Accounting 1987-November 1994. Ms. Thaden also has served as Vice President of Northwestern Growth Corporation since September 1995.
        Formerly Treasurer of Northwestern Growth Corporation September 1995-May 1997.

   D. A. Monaghan, Controller and Treasurer, age 30

        Controller and Treasurer since June 1997. Mr. Monaghan also serves as Treasurer of Northwestern Growth Corporation, Northwestern Services Corporation and Northwestern Energy Corporation. Formerly Controller November 1996-May 1997. Prior to joining the Company in November 1996, Mr. Monaghan was an audit and consulting manager with the regional public accounting firm Baird, Kurtz & Dobson.

        All of the executive officers of the registrant serve at the discretion of the Board and are elected annually by the Board of Directors following the Annual Meeting of Stockholders. No family relationships exist between any officers of the Company.

   ITEM 2.   PROPERTIES

   PROPANE PROPERTY

        As of December 31, 1997 the Company operated 298 service centers consisting of appliance showrooms, bulk storage plants, warehousing space, maintenance facilities, garages, and storage depots of large propane tanks with associated distribution equipment. These service center facilities are located in 27 states comprised of Texas, New Mexico, Oklahoma, Mississippi, Tennessee, Arkansas, Missouri, Vermont, New Hampshire, New York, Maryland, New Jersey, Virginia, North

   Carolina, South Carolina, Ohio, Florida, California, Alaska, Kansas, Utah, Indiana, Arizona, Georgia, Alabama, Kentucky, and Louisiana.

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

        The Company is one of four power suppliers which jointly own Coyote, a 455,783 kw nameplate capacity lignite-fueled electric generating plant and related transmission facilities located near Beulah, North Dakota. The Company has a 10% interest in Coyote, which is operated by MDU for the benefit of the owners.

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

        As of December 31, 1997, the aggregate nameplate capacity of all Company-owned electric generating units was 327,419 kw, with an aggregate net summer peaking capacity of 310,259 kw and a net winter peaking capacity of 331,969 kw. In addition to owned capacity, the Company entered into two contractual agreements to purchase firm capacity to assist in meeting peak energy needs.

        The Company's interconnected transmission system consists of
   321.8 miles operating at 115 kilovolts (kv) and 900.6 miles operating at 69 kv and 34.5 kv. The Company also owns three segments of transmission line, which are not tied to its internal system, in connection with its joint ownership in the three large steam generating plants. These lines consist of 18.2 miles of 230 kv line from Big Stone, 25.4 miles of 345 kv line from Neal, and 23.1 miles of 345 kv line from Coyote. In addition to these lines, the Company owns 1,758.6 miles of distribution lines serving customers in more than 100 communities and adjacent rural areas. The Company owns 40 transmission substations with a total rated capacity of 1,111,417 kilovolt amperes (kva), two mobile substations with a total rated capacity of 5,500 kva and 80 distribution substations with a total rated capacity of 350,949 kva.

   GAS PROPERTY

        On December 31, 1997, the Company owned 1,111 miles of distribution mains and appurtenant facilities in South Dakota. The Company also owns propane-air facilities in Aberdeen, Brookings, Huron, and Mitchell, South Dakota, having a total rated capacity of 15,280 MMBTU per day, which are operated for standby and peak shaving purposes only.

        On December 31, 1997, the Company owned 673 miles of distribution mains and appurtenant facilities in Nebraska. The Company also owns propane-air facilities at Kearney and North Platte, Nebraska, having a total rated capacity of 9,380 MMBTU per day, which are operated for standby and peak shaving purposes only.

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

                                   PART II


   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS

        The Company's common stock, which is traded under the ticker symbol NPS, is listed on the New York Stock Exchange. The following are the high and low sale prices for the common stock for each full quarterly periods with the two most recent years and the dividends paid per share during each such period:

                         QUARTERLY COMMON STOCK DATA

                                        Prices               Cash
                                        ------             Dividends
                                                           Declared
                                   High          Low       --------
                                   ----          ---
    1996
    ----
    First Quarter                 $  15-1/8     $ 13-3/4    $  .22
    Second Quarter                 14-13/16       13-3/8       .22
    Third Quarter                   15-9/16      13-7/16       .22
    Fourth Quarter                   18-1/4           15       .23


    1997
    ----
    First Quarter                   $19-3/4    $16-15/16    $  .23
    Second Quarter                   22-1/4      18-5/16       .23
    Third Quarter                    21-1/4       17-3/4       .23
    Fourth Quarter                   23-1/2      18-7/16       .2425

        Certain other information required by this Item 5 is incorporated by reference to Note 13 of the "Notes to Consolidated Financial Statements" of the Company's 1997 Annual Report to Stockholders, filed as an Exhibit 13 hereto.

   ITEM 6.   SELECTED FINANCIAL DATA

        The information required by this Item 6 is incorporated by reference to "Financial Statistics" on the Company's 1997 Annual Report to Stockholders, filed as an Exhibit 13 hereto.

   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this Item 7 is incorporated by reference to "Management's Discussion and Analysis" of the Company's 1997 Annual Report to Stockholders, filed as an Exhibit 13 hereto.

   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item 8 is incorporated by reference to the Company's financial statements and related footnotes, of the Company's 1997 Annual Report to Stockholders, filed as an
   Exhibit 13 hereto.

   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in accountants or disagreements on accounting principles or practices or financial statement disclosures.


                                  PART III


   ITEM 10.  DIRECTORS AND EXECUTIVE
             OFFICERS OF THE REGISTRANT

   (a)  IDENTIFICATION OF DIRECTORS

        The information regarding directors required by this Item 10 is incorporated by reference to the information under "Election of Directors" and "Reports to the Securities and Exchange Commission" in the Company's definitive Proxy Statement dated March 20, 1998, filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

        The information relating to the Company's executive officers required by this Item 10 is set forth under the caption "Executive Officers of the Registrant" following Item 1 of this Annual Report on Form 10-K.

   ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to the information under "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement dated March 20, 1998, and filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
             BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 is incorporated by reference to the information under "Securities Ownership by Directors and Officers" in the Company's definitive Proxy Statement dated March 20, 1998, and filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

   ITEM 13.  CERTAIN RELATIONSHIPS AND
             RELATED TRANSACTIONS

        The Company has no relationships or transactions covered by this item.


                                   PART IV


   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
             AND REPORTS ON FORM 8-K

   (a)  DOCUMENTS FILED AS PART OF THIS REPORT

        1.   Financial Statements

   Report of Independent Public Accountants

   Consolidated Statements of Income and
   Retained Earnings for the Three Years
   Ended December 31, 1997

   Consolidated Statement of Cash Flows for the
   Three Years Ended December 31, 1997

   Consolidated Balance Sheets,
   December 31, 1997 and 1996

   Notes to Consolidated Financial Statement

   Quarterly Unaudited Financial Data for the
   Two Years Ended December 31, 1997

        2.   Financial Statement Schedules

        The following supplemental financial data included herein should be read in conjunction with the financial statements referenced above:

   Report of Independent Public Accountants
   Schedule II - Valuation and Qualifying Accounts

        Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information required is included in the financial statements or the notes thereto.

        3.   Exhibits

        The exhibits listed on the Exhibit Index of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference.

   (b)  REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   NORTHWESTERN PUBLIC SERVICE COMPANY (Registrant)

   /s/ M. D. Lewis
   -------------------------------------
   M. D. Lewis, Chairman,
     President and Chief Executive Officer
   March 20th, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   /s/ M. D. Lewis                              March 20, 1998
   -------------------------------------
   M. D. Lewis, Chairman, President
     and Chief Executive Officer


   /s/ R. R. Hylland                            March 20, 1998
   -------------------------------------
   R. R. Hylland, Director and
     Executive Vice President


   /s/ D. K. Newell                             March 20, 1998
   -------------------------------------
   D. K. Newell, Vice President-Finance
     (Principal Financial Officer)


   /s/ David A. Monaghan                        March 20, 1998
   ------------------------------------
   David A. Monaghan, Controller
     and Treasurer
   (Principal Accounting Officer)


   /s/ Jerry W. Johnson                         March 20, 1998
   -------------------------------------
   Jerry W. Johnson, Director


   /s/ Aelred J. Kurtenbach                     March 20, 1998
   -------------------------------------
   Aelred J. Kurtenbach, Director

   /s/ Herman Lerdal                            March 20, 1998
   -------------------------------------
   Herman Lerdal, Director


   /s/ Larry F. Ness                            March 20, 1998
   -------------------------------------
   Larry F. Ness, Director


   /s/ Raymond M. Schutz                        March 20, 1998
   -------------------------------------
   Raymond M. Schutz, Director


   /s/ Bruce I. Smith                           March 20, 1998
   -------------------------------------
   Bruce I. Smith, Director


   /s/ Gary Olson                               March 20, 1998
   -------------------------------------
   Gary Olson, Director


   /s/ Gary G. Drook                            March 20, 1998
   -------------------------------------
   Gary G. Drook, Director


   /s/ Randy G. Darcy                           March 20, 1998
   -------------------------------------
   Randy G. Darcy Director

                             ARTHUR ANDERSEN LLP


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


   To Northwestern Public Service Company:

   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Northwestern Public Service Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 30, 1998. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in the table of contents of financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                           /s/ Arthur Andersen LLP

   Minneapolis, Minnesota,
      January 30, 1998

   SCHEDULE II


            NORTHWESTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                         Column C
                     Column A                  Column B                  Additions            Column D        Column E
                     --------                  --------                  ---------            --------        --------
                                               Balance
                                               Beginning       Charged to     Charged                         Balance
                                               of Period       Costs and      to Other        Deductions      End
      Description                              (F1)            Expenses       Expenses        (F2)            of Period
      -----------                              ---------       ----------     --------        ----------      ---------

                                               FOR THE YEAR ENDED DECEMBER 31, 1997
                                               ------------------------------------
      RESERVES DEDUCTED
      FROM APPLICABLE ASSETS:
         Uncollectible accounts                $5,368,654      $1,521,846     $        -      $(2,578,189)    $4.312.311
                                               ==========      ==========     ==========      ============    ==========


      OTHER DEFERRED CREDITS:
         Reserve for decommissioning costs     $8,299,823      $  512,850     $        -      $        -      $8,812,673
                                               ==========      ==========     ==========      ==========      ==========

                                               FOR THE YEAR ENDED DECEMBER 31, 1996
                                               ------------------------------------
      RESERVES DEDUCTED
      FROM APPLICABLE ASSETS:
         Uncollectible accounts                $8,704,698      $3,109,374     $        -      $(6,445,418)    $5,368,654
                                               ==========      ==========     ==========      ============    ==========


      OTHER DEFERRED CREDITS:
         Reserve for decommissioning costs     $7,788,482      $  511,341     $       -       $          -    $8,299,823
                                               ==========      ==========     ==========      ============    ==========

                                               FOR THE YEAR ENDED DECEMBER 31, 1995
                                               ------------------------------------
      RESERVES DEDUCTED
      FROM APPLICABLE ASSETS:
         Uncollectible accounts                $5,907,675      $  827,909     $        -      $  (310,681)    $6,424,903
                                               ==========      ==========     ==========      ============    ==========

      OTHER DEFERRED CREDITS:
         Reserve for decommissioning costs     $7,278,173      $  510,309     $        -      $         -     $7,788,482
                                               ==========      ==========     ==========      ============    ==========

   (F1) The beginning balance for 1996 and 1995 were restated to reflect the propane acquisitions that occurred during those periods.

   (F2) All deductions from reserves were for purposes for which such reserves were created.

   EXHIBIT INDEX
   -------------

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

   3(a)(3)

   Certificate of Amendment of Restated Certificate of Incorporation, dated May 16, 1996, is incorporated by reference to Exhibit 3(a)(3) to Form 10-K for the year ended December 31, 1996, Commission File No. 0-692.

   3(a)(4)

   Certificate of Retirement of Preferred Stocks, dated June 20, 1996, is incorporated by reference to Exhibit 3(a)(4) to Form 10-K for the year ended December 31, 1996, Commission File No. 0-692.

   3(b)

   Registrant's By-Laws, as amended, dated August 7, 1996, are in incorporated by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 1996, Commission File No. 0-692.

   (4)  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
   INDENTURES

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

   4(a)(5)

   Supplemental Indenture, dated September 1, 1995, from the Company to The Chase Manhattan Bank (National Association), as Trustee, concerning the New Mortgage Bonds, 6.99% Series due 2002, is incorporated by reference to Exhibit (4)(a)(5) to Form 10-K for the year ended December 31, 1995, Commission File No. 0-692.

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

   4(c)(5)

   Copy of Rights Agreement, dated as of December 11, 1996, between the Company and Norwest Bank Minnesota, N.A. as Rights Agent, is incorporated by reference to Exhibit I, to Form 8-A, dated December 13, 1996, Commission File No. 0-692.

   (10) MATERIAL CONTRACTS

   10(a)(1)*

   Supplemental Income Security (Retirement) Plan for Directors, Officers and Managers, as amended January 1, 1997, is incorporated by reference to Exhibit 10(a)(1) to Form 10-K for the year ended December 31, 1996, Commission File No. 0-692.

   10(a)(2)*

   Deferred Compensation Plan for Non-employee Directors adopted November 6, 1985, is incorporated by reference to Exhibit 10(g)(2) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

   10(a)(3)*

   Pension Equalization Plan, dated August 5, 1987, is incorporated by reference to Exhibit 10(g)(4) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

   10(a)(5)*

   Long-term Incentive Compensation Plan (Phantom Stock Unit Plan) for Directors and Officers, dated February 1, 1989, as amended May 7, 1997, is incorporated by reference to Exhibit 10(a)(i) to Form 10-Q for the quarter ended March 31, 1997, Commission File No. 0-692.

   10(a)(7)*

   Annual Performance Incentive Plan (NorthSTAR Plan) for all eligible employees, as amended February 4, 1998.

   (13) REPORT FURNISHED TO SECURITY HOLDERS

   Annual Report for fiscal year ended December 31, 1997, furnished to stockholders of record on March 9, 1998.


   21   SUBSIDIARIES OF THE REGISTRANT

   Subsidiaries of the Registrant


   27

   Financial Data Schedule


   ______________

   *  Management contract or compensatory plan or arrangement.