Form 10-Q
period 1998-03-31
NORTHWESTERN PUBLIC SERVICE CO
filed 1998-05-15
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q


(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  March 31, 1998

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION
      13 OR 15(D) OF THE SECURITIES ACT OF 1934


For the transition period from ________ to _________




Commission File No. 0-692


NORTHWESTERN CORPORATION
(formerly known as
NORTHWESTERN PUBLIC SERVICE COMPANY)
A Delaware Corporation
IRS Employer Identification No. 46-0172280
33 Third Street SE
Huron, South Dakota  57350-1318
Telephone - 605-352-8411


Indicate by check mark whether the registrant (1)
has filed all reports required to be filed by
Section 13 or 15 (D) of the Securities Exchange
Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant
was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.
[ X ]  Yes    [    ]  No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, Par Value $1.75
17,842,524 shares outstanding at May 10, 1998
Company-Obligated Mandatorily Redeemable
Preferred Securities
of Subsidiary Trust, Liquidation Amount $25.00
1,300,000 shares outstanding at May 10, 1998

INDEX





                                                                     PAGE
PART I. FINANCIAL INFORMATION
   Consolidated Balance Sheets -
      March 31, 1998 and December 31, 1997 .......................

   Consolidated Statements of Income -
      Three months ended
      March 31, 1998 and 1997 ....................................

   Consolidated Statements of Cash Flows
      Three months ended
      March 31, 1998 and 1997 ....................................

   Notes to Consolidated Financial Statements

   Management's Discussion of Financial Condition and Results of
      Operations .................................................


PART II.  OTHER INFORMATION


SIGNATURES .......................................................

NORTHWESTERN CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

                                          March 31,   December 31,
                                          1998        1997
                                         ---------   ---------
 ASSETS
CURRENT ASSETS:
Cash and cash equivalents                $   17,854  $  14,309
Trade acounts receivable, net                73,434     90,749
Inventories                                  28,102     36,015
Other                                        13,896     15,335
                                         -----------  ----------
                                            133,286    156,408
                                         -----------   ---------

PLANT AND EQUIPMENT:
Electric                                    357,367    356,836
Natural Gas                                  86,901     85,874
Propane                                     284,212    275,911
Manufacturing                                 2,316      2,270
                                         -----------  ---------

                                            730,796    720,891
Less Accumulated depreciation              (180,507)  (175,269)
                                         -----------  ---------
                                            550,289    545,622
                                         -----------  ---------

OTHER ASSETS:
Investments                                 131,621    121,587
Deferred charges and other                   57,912     58,435
Goodwill and other intangibles, net         230,929    224,071
                                         -----------  ---------
                                            420,462    404,093
                                         -----------  ---------
                                         $1,104,037 $1,106,123
                                         =========== =========

CAPITALIZATION AND LIABILITIES

CURRENT LIABILITIES:
Commerercial Paper Borrowing             $   14,000   $
Long-term debt due within one year            6,149      7,814
Accounts payable                             54,655     89,064
Accrued expenses                             16,982     12,899
Other                                        33,973     34,787
                                          ---------  ---------
                                            125,759    144,564
                                          ---------  ---------

DEFERRED CREDITS:
Accumulated deferred income taxes            71,466     72,884
Unamortized investment tax credits            8,761      8,901
Other                                        49,210     51,925
                                          ---------  ---------

                                            129,437    133,710
                                          ---------  ---------

CAPITALIZATION:
Common stock equity                         170,953    166,596
Nonredeemable cumulative preferred stock      2,600      2,600
Redeemable cumulative preferred stock         1,150      1,150
Company obligated mandatorily redeemable
 security of trust holding solely parent
 debentures                                  32,500     32,500
Long term debt                              156,350    156,350
                                          ---------  ---------
                                            363,553    359,196
Minority interest in subsidiaries           246,191    199,722
Long-term debt of subsidiaries              239,097    268,931
                                          ---------  ---------
                                            848,841    827,849
                                          ---------  ---------
                                         $1,104,037 $1,106,123
                                         ========== ==========


The accompanying notes to consolidated
financial statements are
an integral part of these statements.

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

                                            Three Months
                                               Ended
                                             March 31
                                             ---------

                                             1998       1997
OPERATING REVENUES                        --------   --------
Propane                                   $ 229,331  $ 220,754
Electric                                     18,963     20,419
Natural gas                                  30,021     37,391
Manufacturing                                 5,883      5,842
                                          ---------  ---------
                                            284,198    284,406
                                          ---------  ---------

OPERATING EXPENSES
Propane costs                               179,362    178,164
Fuel and purchased power                      3,816      4,568
Purchased natural gas sold                   22,297     28,044
Manufacturing cost of goods sold              3,675      3,309
Other operating expenses                     34,154     31,825
Maintenance                                   1,350      1,486
Depreciation and amortization                 8,514      7,333
Property and other taxes                      1,696      1,745
                                          ---------  ---------
                                            254,864    256,474
                                          ---------  ---------
OPERATING INCOME
Propane                                      19,782     15,107
Electric                                      5,689      6,984
Natural Gas                                   3,498      5,495
Manufacturing                                   365        346
                                           --------  ---------
                                             29,334     27,932
                                           --------  ---------

Interest Expense, net                        (7,676)    (7,910)
Investment Income and Other                   3,383      1,669
                                           --------  ---------

Income Before Income Taxes and Minority
Interest                                     25,041     21,691
                                          ---------  ---------

Income Taxes                                 (4,476)    (5,133)
                                          ---------  ---------

Income Before Minority Interest              20,565     16,558

Minority Interest                            (9,561)    (6,035)
                                          ---------  ---------

Net Income                                   11,004     10,523

Minority Interest on Preferred
Securities
  of Subsidiary Trust                          (660)      (660)

Dividends on Preferred Stock                    (48)       (69)
                                           ---------  ---------

Earnings on Common Stock                 $   10,296  $   9,794
                                          =========   ========

Average Shares Outstanding                   17,843     17,842
                                          =========   ========
Basic and Diluted Earnings per Common
 Share                                        $0.58      $0.55
                                          =========   ========

Dividends Declared Per Common Share           $0.24      $0.23
                                          =========   ========


The accompanying notes to consolidated
financial statements are
an integral part of these statements.

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

                                               Three Months
                                                  Ended
                                                March 31
                                          ----------------------
                                            1998         1997
OPERATING ACTIVITIES:                     ---------    ---------
Net Income                               $   11,004  $  10,523
Items not affecting cash:
Depreciation and amortization                 8,514      7,333
Deferred income taxes                          (550)      (341)
Minority interest in net income of
  consolidated subsidiaries                   9,561      6,035
Investment tax credits                         (140)      (140)
Changes in current assets and
liabilities, net:
Accounts receivable                          17,717     35,448
Inventories                                   7,979     14,504
Other current assets                          1,439       (498)
Accounts payable                            (34,715)   (57,147)
Accrued expenses                              4,083      3,833
Other current liabilities                      (814)    (1,490)
Other, net                                   (2,390)      (288)
                                           ---------  ---------

Cash flows provided by operating
  activities                                 21,688     17,772
                                          ---------  ---------

INVESTMENT ACTIVITIES:
Property additions                           (5,420)    (4,221)
Sale (Purchase) of noncurrent
investments, net                            (12,514)     7,088
Subsidiary acquisitions                     (10,403)       -
                                           ---------  ---------

Cash flows provided by (used in)
  investment activities                     (28,337)     2,867
                                           ---------  ---------

FINANCING ACTIVITIES:
Dividends on common and preferred stock      (4,375)    (4,174)
Subsidiary payment of common unit
  distributions                              (7,067)       -
Minority interest on preferred
  securities of subsidiary trust               (660)      (660)
Redemption of preferred stock of
  subsidiary                                    -       (2,687)
Repayment of long-term debt
  and nonrecourse subsidiary debt            (32,499   (11,650)
Repayment of long-term debt                    -        (7,500)
Proceeds from subsidiary secondary
  offering                                    40,795       -
Commercial paper issuances                    14,000       -
                                           ---------  ---------
Cash flows for financing activities           10,194   (26,671)
                                           ---------  ---------

INCREASE(DECREASE) IN CASH AND CASH
EQUIVALENTS                                    3,545    (6,032)
Cash and Cash Equivalents, beginning of
period                                        14,309     36,790
                                           ---------  ---------
CASH AND CASH EQUIVALENTS, end of period     $17,854    $30,758
                                           =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes                                     $27     $1,792
Interest                                      $6,465     $6,689


The accompanying notes to consolidated
financial statements are
an integral part of these statements.

NORTHWESTERN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 1998 and 1997
(Reference is made to Notes to Financial Statements included in the Company's Annual Report)

(1)  Management's Statement -

     The financial statements included herein have been prepared by Northwestern Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included.
It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report to stockholders.

(2)  Subsidiaries and Principles of Consolidation -

     The accompanying consolidated financial statements include the accounts of the Company and all wholly and majority owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

(3)  Comprehensive Income -

     During June 1997, the Financial Accounting Standards Board released SFAS No. 130, 'Reporting Comprehensive Income,' effective for fiscal year beginning after December 15, 1997. SFAS No. 130 established standards for reporting and display in the financial statements of total net income and components of all other non-owner changes in equity, referred to as comprehensive income. The Company's comprehensive income was not material for the quarters ended March 31, 1998 and 1997.

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


     Northwestern Corporation is a nationwide diversified energy, telecommunications and related services provider. A division of the Company is engaged in the regulated energy business of production, purchase, transmission, distribution and sale of electricity and the delivery of natural gas.  The Company generates and distributes electric energy to
56,000 customers in eastern South Dakota. It also purchases and distributes natural gas to 79,000 customers in eastern South Dakota and central
Nebraska.  To provide baseload electric power, the Company jointly owns three coal-fired generating plants with other utilities.  Through
Cornerstone Propane Partners, L.P. (Cornerstone), the Company is engaged in retail and wholesale propane distribution business located throughout the United States. Cornerstone is a publicly traded Delaware limited partnership, formed to acquire and operate propane businesses and assets. A wholly owned subsidiary of the Company serves as the general partner of Cornerstone and manages and operates Cornerstone's business. In January 1998 Cornerstone sold an aggregate of 1,960,000 Common Units at $22.125 per unit pursuant to an unwritten public offering. Net proceeds were approximately $40.7 million. Cornerstone used approximately $10.0 million of the net proceeds for general business purposes and the balance to repay amounts
outstanding under a credit facility.   The Company owns a combined 34.8%
interest in Cornerstone after considering the secondary offering of additional common units sold in January 1998. The Company's manufacturing operations are comprised of Lucht Inc., a wholly owned subsidiary that develops, manufactures and markets multi-image photographic printers and other related equipment.
In 1997, the Company formed ServiCenterUSA to acquire heating, ventilating, air conditioning, plumbing and related services companies in the U.S.
The Company also formed Communication Systems USA to acquire and consolidate companies providing telecommunications and data services to business customers.

Weather

     Weather patterns have a material impact on the Company's operating performance for all three segments of its energy business. This impact is particularly relevant for natural gas and propane. Because propane and natural gas are heavily used for residential and commercial heating, the demand for these products depends heavily upon weather patterns throughout the Company's market areas. With a larger proportion of its operations related to seasonal propane and natural gas sales, a significantly greater portion of the Company's operating income is recognized in the first and fourth quarters related to higher revenues from the heating season.

RESULTS OF OPERATIONS:

Consolidated Earnings Comparisons -

     Earnings per share for the quarters ended March 31, 1998 and 1997, were $.58 and $.55. The increase in earnings was due to increased operating income from the propane operations resulting from acquired retail propane distribution centers and increased investment income which were offset by decreases due to significantly warmer than normal weather in the Company's propane, natural gas and electric operating areas.


Propane -

     Operating revenues from propane for the three months ended March 31 increased 4% from $220.8 million in 1997 to $229.3 million in 1998. Gross margins increased from $42.5 million in 1997 to $50.0 million in 1998. Gallons also increased from 155.4 million in 1997 to 276.5 million in 1998. The increases are due to the acquisition of retail propane distributors in 1997 and internal growth combined with volume increases in the wholesale operations. The propane operations in 1998 have been negatively affected by weather that has been substantially warmer than normal. The majority of propane revenues and operating income occur in the first and fourth quarters when propane is heavily sold for residential and commercial heating as compared to the second and third quarters which traditionally are operating loss periods in the industry.

Electric -

     Retail electric revenues decreased by 9% from $19.5 million to $17.8 million while retail volumes decreased by 5% for the three months ended
March 31 as compared to the same period of the prior year. Electric gross margins decreased 4% from $15.9 million to $15.1 million as compared to the prior year. Electric operations were impacted significantly by weather which was both warmer than normal and warmer as compared to the same quarter of the prior year.

Natural Gas -

     Natural gas revenues decreased by 20% from $37.4 million to $30.0 million while volumes decreased by 14% for the three months ended March 31 as compared to the prior year. Gross margins decreased 17% from $9.3 million to $7.7 million. Natural gas operations were negatively impacted significantly by weather which was both warmer than normal and warmer as compared to the same quarter of the prior year.

Manufacturing -

     Weaker quarterly sales activity produced lower revenues for the first quarter as compared to 1997. Revenues decreased 2% from $5.8 million to $5.7 million while gross margins increased 8% from $478,000 to $514,000 compared to the same period of the prior year due to sales of higher margin items.

Operating Expenses and Other Income Statement Items -

     Other operating expenses for the three months ended March 31 increased in 1998 as compared to 1997 primarily due to the acquisitions of retail propane distribution centers in 1997 partially offset by a decrease in propane related salaries and benefits of approximately $900,000. Investment and other income increased during the three months ended March 31 due to higher investment income in 1998 as compared to 1997 principally due to the Company's increased preferred stock investments in ServiCenter USA and Communication Systems USA and the sale of investments. The increase in depreciation reflects the increase in depreciable propane assets when compared to the same periods of the prior year. The decrease in interest expense is primarily related to the redemption of the 8.9% series general mortgage bonds of the $7.5 million in March 1997 and the redemption of the 8.824% series general mortgage bonds of $15 million in July 1997. Income taxes decreased because of increased minority interest.

Liquidity and Capital Resources -

      The Company has a high degree of long-term liquidity through the generation of operating cash flows, the availability of substantial marketable securities, and a sound capital structure. In addition, the Company has adequate capacity for additional financing and has maintained its liquidity position through favorable bond ratings.
     The Company has generated significant operating cash flows while continuing to maintain substantial cash and investment balances in the form of marketable securities. Cash flows from operating activities during the three months ended March 31, 1998 and 1997 were $21.7 million and $17.8 million. The increase is primarily due to increased cash flow from propane operations. Cash equivalents and investment securities totaled $122.4 million and $162.2 million at March 31, 1998 and 1997. In March 1997 the Company retired early the $7.5 million outstanding of the 8.9% series general mortgage bonds. In July 1997 the company retired early the $15 million outstanding of the 8.824% series general mortgage bonds.
     Working capital and other financial resources are also provided by lines of credit, which are generally used to support commercial paper borrowings, a primary source of short-term financing. At March 31, 1998, available short term lines of credit totaled $18.0 million. In addition, the Company's nonregulated subsidiaries maintain nonrecourse credit agreements with various banks for revolving and term loans.
     The Company will continue to review economics of retiring or refunding remaining long-term debt and preferred stock to minimize long-term financing costs. At March 31, 1998, the Company had invested $57.2 million in Servi-Center USA and Communication Systems USA. The Company will continue to make investments in these unconsolidated affiliates. Also, the Company may make other significant acquisition investments in related industries that would require the Company to raise additional equity and incur debt financing, which are therefore subject to certain risks and uncertainties. The Company's financial coverages are at levels in excess of those required for the issuance of additional debt and preferred stock.

Capital Requirements -

     The Company's primary capital requirements include the funding of its energy business construction, maintenance and expansion programs, the funding of debt and preferred stock retirements, sinking fund requirements and the funding of its corporate development and investment activities.
     The emphasis of the Company's construction activities is to undertake those projects that most efficiently serve the expanding needs of its customer base, enhance energy delivery and reliability capabilities through system replacement and provide for the reliability of energy supply. Capital expenditure plans are subject to continual review and may be revised as a result of changing economic conditions, variations in sales, environmental requirements, investment opportunities and other ongoing considerations. Expenditures for maintenance and construction activities during the three months ended March 31, 1998 and 1997 were $5.4 and $4.2 million. Included in such construction activities were nonregulated capital expenditures of $3.0 million and $1.2 million during the three months ended March 31, 1998 and 1997 which includes both growth and maintenance capital expenditures. Capital expenditures for 1998, excluding propane, are estimated to be $13.8 million with a large portion of expenditures to be spent on enhancements of the electric and natural gas distribution systems. Electric and natural gas related capital expenditures for the years 1998 through 2002 are estimated to be $61.5 million. Nonregulated maintenance capital expenditures for 1998 are estimated to be $3.8 million. Estimated nonregulated maintenance capital expenditures for the years 1998 through 2002 are estimated to be $19.0 million.
     Capital requirements for the mandatory retirement of long-term debt including nonrecourse debt of subsidiaries will be $7.8 million in 1999, $8.9 million in 2000, $8.5 million in 2001, and $8.3 million in 2002.
The Company anticipates that future capital requirements will be met by existing investments and marketable securities, internally generated cash flows and available external financing.

Competition and Business Risk -

     Northwestern's strategy centers upon the development, acquisition and expansions of operations offering integrated energy, telecommunications, and related products and services within the Northwestern companies. In addition to mainaining a strong competitive position in electric, natural gas and propane distribution businesses, the Company intends to pursue development and acquisitions that have long-term growth potential. While such investments and acquisitions can involve risk in comparision to the Company's energy distribution businesses, they offer the potential to enhance investment returns.

PROPANE

     Weather conditions have a significant impact on propane demand for both heating and agricultural purposes. The majority of Cornerstone's customers rely heavily on propane as a heating fuel. Actual weather conditions can vary substantially from year to year, significantly affecting Cornerstone's financial performance. Futhermore, variations in weather in one or more regions in which Cornerstone operates can significatly affect the total volumes sold by Cornerstone and the margins realized on such sales and, consequently, Cornerstone's results of operations. These conditions may also impact Cornerstone's ability to meet various debt covenant requirements and affect Cornerstone's ability to pay common and subordinated unit distributions.

     The retail propane business is a margin-based business in which gross profits depend on the excess of sales prices over propane supply costs. Consequently, Cornerstone's profitability will be sensitive to changes in wholesale propane prices. Propane is a commodity, the market price of which can be subject to volatile changes in response to changes in supply or other market conditions. As it may not be possible to immediately pass on to customers rapid increases in wholesale cost of propane, such increases could reduce Cornerstone's gross profits.

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

ELECTRIC AND NATURAL GAS

     The electric and natural gas industries continue to undergo numerous transformations and the Company is operating in an increasingly competitive marketplace. The FERC, which regulates interstate and wholesale electric transmissions, opened up transmission grids and mandated that utilities must allow others equal access to utility transmission systems. Various state regulatory bodies are supporting initiatives to redefine the electric energy market and are experimenting with retail wheeling, which gives some retail customers the ability to choose their supplier of electricity. Traditionally, utilities have been vertically integrated, providing bundled energy services to customers. The potential for continued unbundling of customer services exists, allowing customers to buy their own electricity and natural gas on the open market and having it delivered by the local utility.

     The growing pace of competition in the energy industry has been a primary focus of management over the last few years. The Company's future financial performance will be dependent on the effective execution of operating strategies to address a more competitive and changing energy marketplace. Business strategies focus on enhancing the Company's competitive position, on expanding energy sales and markets with new products and services for customers and increasing shareholder value. The Company has realigned various areas of its business to support customer services and marketing functions. A new marketing plan, an expanded line of integrated customer products and services, additional staff and new technologies are part of the Company's strategy for providing responsive and superior customer service. To strenghen the Company's competitive position, new technologies have and will be added that enable employees to better serve customers. The Company is centralizing activities to improve efficiency and customer responsiveness and business processes are being reengineered to apply best-practices methodologies. Long-term supply contracts have been renegotiated to lower customers' energy costs and new alliances help reduce expenses and add innovative work approaches.

     As described in Note 1 to the consolidated financial statements, the Company complies with the provision of Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation." SFAS 71 provides for the financial reporting requirements of the Company's regulated electric and natural gas operations which requires specific accounting treatment of certain costs and expenses that are related to the Company's regulated operations. Criteria that could give rise to the discontinuance of SFAS 71 include 1) increasing competition that restricts the Company's ability to establish prices to recover specific costs and 2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropiate. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets, including those related to generation, are probable of future recovery. This evaluation of recovery must be updated for any change which might occur in the Company's current regulatory environment.

HVAC, TELECOMMUNICATIONS AND RELATED SERVICES

     The markets served by ServiCenter USA for residental and commercial heating, ventilating, air conditioning, plumbing and other related services are highly competitive. The principal competitive factors in these segments of the industry are 1) timeliness, reliability and quality of services provided, 2) range of products and services provided, 3) name recognition and market share and 4) pricing. Many of ServiCenter's competitors in the HVAC business are small, owner-operated companies typically located and operated in a single geographic area. There are only a small number of national companies engaged in providing residental and commercial services in the service lines, which the Company intends to focus. Future competition in both the residential and commercial service lines may be encountered from other newly formed or existing public or private service companies with aggressive acquistion programs, the unregulated business segments of regulated gas and electric utilities or from newly deregulated utilities in those industries entering into various service areas.

     The market served by Communications Systems USA in the telecommunications and data services industry is also a highly competitive market. The Company believes that 1) market acceptance of the Company's products and services, 2) pending and future legislation affecting the telecommunications and data industry, 3) name recognition and market share, 4) larger competitors and 5) the Company's ability to provide integrated communication and data solutions for customers in a dynamic industry are all factors that could affect the Company's future operating results.

OTHER

     The Company utilizes software and various technologies throughout its business that will be affected by the date change in the year 2000. The Company has assessed and is continuing to assess the impact of the year 2000 issue on its reporting systems and operations. The majority of the Company's financial reporting and operationsl systems are year 2000 compliant. The cost of the modifications of the remaining systems is not expected to be material.

     This report contains forward looking statements within the meaning of the securities laws. The Company cautions that, while it believes such statements to be based on reasonable assumptions and makes such statements in good faith, there can be no assurance that the actual results will not differ materially from such assumptions or that the expectations set forth in the forward looking statements derived from such assumptions will be realized. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, weather, the federal and state regulatory environment, the economic climate, regional, commercial, industrial and residental growth in the service territories served by the Company and its subsidaries, customers' usage patterns and preferences, the speed and degree to which competition enters the Company's industries, the timing and extent of changes in commodity prices, changing conditions in the capital and equity markets and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

                        NORTHWESTERN CORPORATION
                                 PART II



ITEM 1.   LEGAL PROCEEDINGS

          The Company is not currently involved in any pending major litigation.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The election of four directors to Class I of the Board of Directors was submitted to stockholders in the Company's proxy statement.
          At the annual meeting of common stockholders held on May 6, 1998, the four nominees were elected, receiving the following votes:
          Randy G. Darcy 15,504,208; Gary G. Drook 15,496,003;
          Raymond M. Schutz 15,505,304; Bruce I. Smith 15,507,884. Also submitted to the common and preferred stockholders were two proposals. The results of the voting were as follows:

          1. To amend the Company's Restated Certificate of Incorporation to change the name of the Company to Northwestern Corporation.
              14,615,611 For      672,244 Against          451,788 Abstain

          2.  To approve a Stock Option and Incentive Plan.
              11,110,896 For      1,796,356 Against        799,436 Abstain


ITEM 5.   OTHER INFORMATION

           None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               (3)  ARTICLES OF INCORPORATION AND BY-LAWS

               Certificate of Amendment of Restated Certificate of Incorporation dated May 6, 1998.

               (10) MATERIAL CONTRACTS

               Stock Option and Incentive Plan dated May 6, 1998

               Exhibit 27 - Financial Data Schedule UT (SEC only)

        (b)    Reports on Form 8-K

               None

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NORTHWESTERN CORPORATION
                          ---------------------------------
                                   (Registrant)

Date:     May 15, 1998             /s/ D. A. Monaghan
                                   -----------------------------------
                                   Controller and Treasurer



Date:     May 15, 1998             /s/ A. D. Dietrich
                                   ----------------------------------
                                   Vice President-Law