Form 10-K/A
period 1997-12-31
NORTHWESTERN CORP
filed 1998-07-15
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A

(Mark One)
[ X ]	 ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year period ended  DECEMBER 31, 1997
          or
[   ]	 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       ACT OF 1934 	[No Fee Required]
For the transition period from ________ to _________

Commission File No. 0-692

NORTHWESTERN CORPORATION
(formerly known as NORTHWESTERN PUBLIC SERVICE COMPANY)

DELAWARE					                    46-0172280
(State of Incorporation)				     (IRS Employer Identification No.)

33 THIRD STREET SE
HURON, SOUTH DAKOTA               57350-1318
(Address of principal office)    (Zip Code)
                              605-352-8411
                   (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK $1.75 PAR VALUE AND            	NEW YORK STOCK EXCHANGE
RELATED COMMON STOCK PURCHASE RIGHTS         NEW YORK STOCK EXCHANGE
COMPANY OBLIGATED MANDATORILY REDEEMABLE
SECURITY OF TRUST OF HOLDING SOLELY PARENT
DEBENTURES, $25.00 LIQUIDATION AMOUNT
COMMON STOCK PURCHASE RIGHTS                	NEW YORK STOCK EXCHANGE
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant:

			$ 410,378,052 as of FEBRUARY 18, 1998

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

				COMMON STOCK,  PAR VALUE $1.75
17,842,524 SHARES OUTSTANDING AT MAY 10, 1998

DOCUMENTS INCORPORATED BY REFERENCE
1997 Annual report to Stockholders..........Parts I and II
Proxy Statement for 1998 Annual Meeting..........Parts I and III

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-K/A


AMENDMENT TO APPLICATION OR REPORT
FILED PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934



NORTHWESTERN CORPORATION
(Formerly known as Northwestern Public Service Company)



AMENDMENT   NO. 1


EXHIBIT 99.1 Northwestern Public Service Company
      						 Employee Stock Ownership Plan

EXHIBIT 99.2 Northwestern Public Service Company
       						Variable Investment Plan (401K)

EXHIBIT 99.3 Northwestern Public Service Company
       						Supplemental Variable Investment Plan


 The undersigned registrant hereby amends the Exhibit Index to Annual Report on Form 10-K for Year Ended December 31, 1997 as set forth in the pages attached hereto, pursuant to Rule 15d-21.

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the amendment to be signed on its behalf by the undersigned hereunto duly authorized.

           						NORTHWESTERN CORPORATION

                		   /s/D.A. Monaghan
           ___________________________________
                  Treasurer & Controller


SIGNATURES


Pursuant to the Requirement of the Securities Exchange Act of 1934, the Plan Administrator has duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.

      							NORTHWESTERN CORPORATION

             By:      /s/D. A. Monaghan
        								__________________________
                   Treasurer & Controller


July 15, 1998