Form 10-Q
period 1998-06-30
NORTHWESTERN CORP
filed 1998-08-14
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


(Mark One)
[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

  For the quarterly period ended  June 30, 1998
          or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT
OF 1934

For the transition period from ________ to _________

                            Commission File No. 0-692

                            NORTHWESTERN CORPORATION
               (formerly known as NORTHWESTERN PUBLIC SERVICE COMPANY)

           Delaware                               46-0172280
     (State of Incorporation)               (IRS Employer Identification No.)

        33 Third Street SE
       Huron, South Dakota                                 57350-1605
   (Address of principal office)                          (Zip Code)


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

                          Common Stock, Par Value $1.75
                 17,862,390 shares outstanding at August 7, 1998
                    Company-Obligated Mandatorily Redeemable
                              Preferred Securities
                 of Subsidiary Trust, Liquidation Amount $25.00
                 1,300,000 shares outstanding at August 7, 1998


                                      INDEX






                                                                         PAGE
PART I. FINANCIAL INFORMATION

   Consolidated Balance Sheets -
       June 30, 1998 and December 31, 1997..............................

   Consolidated Statements of Income -
      Three months and six months ended
      June 30, 1998 and 1997............................................

   Consolidated Statements of Cash Flows
      Six months ended
      June 30, 1998 and 1997............................................

   Notes to Consolidated Financial Statements...........................

   Management's Discussion of Financial Condition and Results of
      Operations........................................................


PART II.  OTHER  INFORMATION


SIGNATURE..............................................................










                            NORTHWESTERN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                 June 30,     December 31,
                                                   1998           1997

           ASSETS

CURRENT ASSETS:
Cash and cash equivalents                    $     9,867    $    14,309
Trade accounts receivable, net                    67,845         90,749
Inventories                                       30,382         36,015
Other                                             13,131         15,335
                                                ---------      --------
                                                 121,225        156,408
                                                ---------      --------

PLANT AND EQUIPMENT:
Electric                                         359,227        356,836
Natural gas                                       87,981         85,874
Propane                                          289,753        275,911
Manufacturing                                      2,332          2,270
                                              ----------      ---------
                                                 739,293        720,891
Less Accumulated depreciation                   (184,619)      (175,269)
                                              ----------      ---------
                                                 554,674        545,622
                                              ----------      ---------

OTHER ASSETS:
Investments                                      168,196        121,587
Deferred charges and other                        68,242         58,435
Goodwill and other intangibles, net              227,709        224,071
                                               ---------       --------
                                                 464,147        404,093
                                               ---------       --------
                                            $  1,140,046    $ 1,106,123
                                              ==========     ==========


                         CAPITALIZATION AND LIABILITIES


CURRENT LIABILITIES:

Commercial Paper Borrowing                  $    23,000     $     -
Short-term borrowings                            34,021           -
Long-term debt due within one year                9,370          7,814
Accounts payable                                 56,309         89,064
Accrued expenses                                 14,870         12,899
Other                                            37,212         34,787
                                              ---------       --------
                                                174,782        144,564
                                              ---------       ---------

DEFERRED CREDITS:
Accumulated deferred income taxes                71,015         72,884
Unammortized investment tax credits               8,620          8,901
Other                                            49,955         51,925
                                              ---------      ---------
                                                129,590        133,710
                                              ---------      ---------

CAPITALIZATION:
Common stock equity                            169,676        166,596
Nonredeemable cumulative preferred stock         2,600          2,600
Redeemable cumulative preferred stock            1,150          1,150
Company obligated mandatorily redeemable security
 of trust holding solely parent debentures      32,500         32,500
Long term debt                                 156,350        156,350
                                             ---------      ---------
                                               362,276        359,196
Minority interest in subsidiaries              233,716        199,722
Long-term debt of subsidiaries                 239,682        268,931
                                             ---------      ---------
                                               835,674        827,849
                                             ---------      ---------
                                          $  1,140,046   $  1,106,123
                                            ==========      =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                            NORTHWESTERN CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                     Three Months           Six Months
                                         Ended                 Ended
                                        June 30               June 30
                                      ------------          ----------
                                    1998        1997      1998     1997
OPERATING REVENUES                 ------      -----      -----    -----

Propane                           $144,891  $128,571    $374,222 $349,325
Electric                            18,589    17,230      37,552   37,649
Natural gas                         14,847    14,206      44,868   51,597
Manufacturing                        5,725     5,444      11,608   11,286
                                   -------   -------     -------  -------
                                   184,052   165,451     468,250  449,857
                                   -------   -------     -------  -------

OPERATING EXPENSES
Propane costs                      118,622   108,423     297,984  286,587
Fuel and purchased power             3,792     2,576       7,608    7,144
Purchased natural gas sold          10,176     9,680      32,473   37,724
Manufacturing cost of goods sold     3,568     3,384       7,243    7,021
Other operating expenses            32,999    26,065      67,153   57,562
Maintenance                          1,325     1,747       2,675    3,233
Depreciation and amortization        8,454     7,354      16,968   14,687
Property and other taxes             1,563     1,725       3,259    3,470
                                  --------   -------     -------  -------
                                   180,499   160,954     435,363  417,428
                                   --------  -------     -------  -------
OPERATING INCOME
Propane                             (2,810)   (2,620)     16,972   12,487
Electric                             5,497     5,851      11,186   12,835
Natural gas                            565       824       4,063    6,319
Manufacturing                          301       442         666      788
                                  --------   -------      ------   ------
                                     3,553     4,497      32,887   32,429
                                  --------   -------      ------   ------

Interest Expense, net               (7,622)   (7,960)    (15,298) (15,870)
Investment Income and Other          2,680     2,485       6,063    4,154
                                  --------   -------     -------  -------
Income Before Income Taxes and
Minority  Interest                  (1,389)     (978)     23,652    20,713
Provision for Income Taxes            (490)     (738)     (4,966)   (5,871)
                                  --------    -------     ------  --------
Income Before Minority Interest     (1,879)   (1,716)     18,686    14,842
Minority Interest                    5,234     4,874      (4,327)   (1,161)
                                  --------    -------     -------  -------
Net Income                           3,355     3,158      14,359    13,681

Minority Interest on Preferred
Securities  of Subsidiary Trust       (660)     (600)     (1,320)   (1,320)

Dividends on Preferred Stock           (48)      (48)        (96)     (117)
                                  --------    -------    -------   -------
Earnings on Common Stock           $ 2,647   $ 2,450    $ 12,943  $ 12,244
                                    ======    ======     =======   =======

Average Shares Outstanding          17,843    17,843      17,843    17,842
                                    ======    ======      ======    ======
Basic and Diluted Earnings per
  Common Share                       $0.15     $0.14       $0.73     $0.69
                                    ======    ======      ======    ======

Dividends Declared Per Common Share  $0.24     $0.23       $0.48     $0.46
                                    ======    ======      ======    ======

The accompanying notes to consolidated financial statements are an integral part of these statements.



                            NORTHWESTERN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                     Six Months
                                                        Ended
                                                       June 30
                                              ----------------------
                                                   1998         1997
                                                 -------      -------
OPERATING ACTIVITIES:

Net Income                                     $  14,359   $   13,681
Items not affecting cash:
Depreciation and amortization                     16,968       14,687
Deferred income taxes                             (1,216)        (428)
Minority interest in net income of
  consolidated subsidiaries                        4,327        1,161
Investment tax credits                              (281)        (281)
Changes in current assets and
liabilities, net:
Accounts receivable                               22,875       39,486
Inventories                                        5,588       16,416
Other current assets                               2,204        6,757
Accounts payable                                 (33,102)     (47,827)
Accrued expenses                                   1,971         (872)
Other current liabilities                          2,434       (6,932)
Other, net                                        (2,938)      (4,676)
                                               ---------     ---------

Cash flows provided by operating
  activities                                      33,189        31,172
                                               ---------     ---------

INVESTING ACTIVITIES:
Property additions                                (7,697)      (8,196)
Sale (Purchase) of noncurrent
   investments, net                              (58,278)      21,003
Subsidiary acquisitions and growth expenditures  (16,401)     (20,216)
                                               ---------    ---------
Cash flows used in investing activities          (82,376)      (7,409)
                                               ---------    ---------


FINANCING ACTIVITIES:
Dividends on common and preferred stock           (8,750)      (8,325)
Subsidiary payment of common unit
  distributions                                  (14,213)      (6,354)
Minority interest on preferred
  securities of subsidiary trust                  (1,320)      (1,320)
Redemption of preferred stock of
  subsidiary                                         -         (2,687)
Repayment of nonrecourse subsidiary
  long-term debt                                 (28,693)      (7,544)
Repayment of long-term debt                          -         (7,500)
Proceeds from subsidiary secondary
  offering                                        40,700            -
Short-term borrowings                             34,021
Commercial paper issuance proceeds                23,000
                                               ---------    ---------
Cash flows provided by (used in)
 financing activities                             44,745      (33,730)
                                               ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS             (4,442)      (9,967)
Cash and Cash Equivalents, beginning of period    14,309       36,790
                                               ---------    ---------
CASH AND CASH EQUIVALENTS, end of period        $  9,867     $ 26,823
                                               =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes                                     $ 4,206    $  8,698
Interest                                         $ 7,618    $ 15,720



The accompanying notes to consolidated financial statements are an integral part of these statements.


                            NORTHWESTERN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             June 30, 1998 and 1997

(Reference is made to Notes to Financial Statements included in the Company's Annual Report)

(1)  Management's Statement -

     Northwestern Corporation (the Company) has prepared the financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report to stockholders.

(2)  Subsidiaries and Principles of Consolidation -

     The accompanying consolidated financial statements include the accounts of the Company and all wholly and majority owned or controlled subsidiaries. All significant inter-company balances and transactions have been eliminated from the consolidated financial statements.

(3)  Comprehensive Income -

     During June 1997, the Financial Accounting Standards Board released SFAS No. 130, 'Reporting Comprehensive Income,' effective for fiscal year beginning after December 15, 1997. SFAS No. 130 established standards for reporting and display in the financial statements of total net income and components of all other non-owner changes in equity, referred to as comprehensive income. The Company's comprehensive income was not materially different from reported net income for the three months and six months ended June 30, 1998 and 1997.

(4) Certain 1997 amounts have been reclassified to conform to the 1998 presentation. Such reclassifications had no impact on net income and common stock equity as previously reported.


                 MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     Northwestern Corporation is a service and solutions company providing diversified energy, telecommunications and related services. A division of the Company is engaged in the regulated energy business of production, purchase, transmission, distribution and sale of electricity and the delivery of natural gas. The Company generates and distributes electric energy to 56,000 customers in eastern South Dakota. It also purchases and distributes natural gas to 79,000 customers in eastern South Dakota and central Nebraska. To provide base load electric power, the Company jointly owns three coal-fired generating plants with other utilities. Through Cornerstone Propane Partners, L.P. (Cornerstone), the Company is engaged in retail and wholesale propane distribution business located throughout the United States. Cornerstone is a publicly traded Delaware limited partnership, formed to acquire and operate propane businesses and assets. A wholly owned subsidiary of the Company serves as the general partner of Cornerstone and manages and operates Cornerstone's business. In January 1998 Cornerstone sold an aggregate of 1,960,000 Common Units at $22.125 per unit pursuant to an unwritten public offering. Net proceeds were approximately $40.7 million. Cornerstone used approximately $10.0 million of the net proceeds for general business purposes and the balance
to repay amounts outstanding under a credit facility.   The Company owns as of
June 30, 1998, a combined 33.3% interest in Cornerstone after considering the secondary offering of additional common units sold in January 1998. The Company's manufacturing operations are comprised of Lucht Inc., a wholly owned subsidiary that develops, manufactures and markets multi-image photographic printers and other related equipment. In 1997, the Company formed ServiCenter, USA to acquire heating, ventilating, air conditioning, and plumbing and related services companies in the U.S. The Company also formed Communication Systems USA to acquire and consolidate companies providing telecommunications and data services to business customers.

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

RESULTS OF OPERATIONS:

Consolidated Earnings Comparisons -

     Earnings per share for the quarters ended June 30, 1998 and 1997, were $.15 and $.14. The increase in earnings was due to increased investment income.

     Earnings per share for the year to date through June 30 , 1998, was $.73 compared to $.69 for the six months ended June 30, 1997. The increase in earnings was due to operating income from the propane operations resulting from acquired retail propane distribution centers and increased investment income partially offset by weather which negatively impacted the company's propane, natural gas and electric operations.


Propane -

     Operating revenues from propane for the three months ended June 30 increased 13% from $128.6 million in 1997 to $144.9 million in 1998. Gross margins increased from $20.1 million in 1997 to $26.3 million in 1998. Retail gallons also increased from 30.6 million in 1997 to 35.2 million in 1998. The increases are due to the acquisition of retail propane distributors in 1997 and internal growth. The majority of propane revenues and operating income occur in the first and fourth quarters when propane is heavily sold for residential and commercial heating as compared to the second and third quarter's which traditionally are operating loss periods in the industry.

     Operating revenues from propane for the six months ended June 30 increased from $349.3 million in 1997 to $ 374.2 in 1998. Gallons also increased from
255.8 million 1997 to 377.0 million in 1998, due to acquisitions and internal growth. The propane operations in 1998 have been negatively affected by weather that has been substantially warmer than normal.

Electric -

     Retail electric revenues increased slightly from $16.1 million to $16.2 million while retail volumes increased by 3% for the three months ended
June 30 as compared to the same period of the prior year. Electric gross margins increased 1% from $14.6 million to $14.8 million as compared to the prior year. The increase is a result of the increase in cooling degree weather as compared to the same period of the prior year.

     Retail electric revenues increased by 5% while the retail volumes decreased 1%. for the six months ended June 30 as compared to the same period of the prior year. Electric operations were negatively impacted by heating degree day weather which was 11% warmer than normal and 18% warmer as compared to the same period of the prior year partially offset by cooling degree weather which was slightly better as compared to the same period of the prior year.


Natural Gas -

     Natural gas revenues increased by 4% from $14.2 million to $14.8 million while volumes decreased by 7% for the three months ended June 30 as compared to the prior year. Gross margins increased 3% from $4.5 million to $4.7 million. The increase in revenues and margins is the result of the gas supply transition obligation purchased in 1997.

     Natural gas revenues decreased by 15% from $51.6 million to $44.9 million and volumes decreased by 12% for the six months ended June 30. Gross margins decreased 11%. Natural gas operations were negatively impacted significantly by weather which was both warmer than normal and warmer as compared to the same quarter of the prior year.

Manufacturing -

     Stronger quarterly sales activity produced slightly higher revenues for the second quarter and the year to date as compared to 1997. Revenues for the three months ended June 30 increased 5% from $5.4 million to $5.7 million and gross margins increased 5% from $2.1 million to $2.2 million compared to the same period of the prior year. Revenues for the six months ended June 30 increased 2% from $11.3 million to $11.6 million and gross margins increased slightly from $4.3 million to $4.4 million compared to the same period of the prior year due to increased sales of higher margin items.

Operating Expenses and Other Income Statement Items -

     Other operating expenses for both the three months and six months ended June 30 increased in 1998 as compared to 1997 primarily due to the acquisitions of retail propane distribution centers in 1997. Investment and other income increased during the six months ended June 30 due to higher investment income in 1998 as compared to 1997 principally due to the Company's increased preferred stock investments in ServiCenter and Communication Systems and the sale of investments. The increase in depreciation reflects the increase in depreciable propane assets when compared to the same periods of the prior year. The decrease in interest expense is primarily related to the redemption of the 8.9% series general mortgage bonds of $7.5 million in March 1997 and the redemption of the 8.824% series general mortgage bonds of $15 million in July 1997. Income taxes decreased because of tax preference items and increased minority interest.

Liquidity and Capital Resources -

      The Company has a high degree of long-term liquidity through the generation of operating cash flows, the availability of substantial marketable securities, and a sound capital structure. In addition, the Company has adequate capacity for additional financing and has maintained its liquidity position through favorable bond ratings. The Company has generated significant operating cash flows while continuing to maintain substantial cash and investment balances in the form of marketable securities. Cash flows from operating activities during the six months ended June 30, 1998 and 1997 were $33.2 million and $31.2 million. The increase is primarily due to increased cash flow from propane operations. Cash equivalents and investment securities totaled $52.8 million and $134.6 million at June 30, 1998 and 1997. In March 1997 the Company retired early the $7.5 million outstanding of the 8.9% series general mortgage bonds. In July 1997 the company retired early the $15 million outstanding of the 8.824% series general mortgage bonds.
Lines of credit also provide working and growth capital and other financial resources. In addition, lines of credit are used to support commercial paper borrowings, a primary source of short-term working capital financing. At June 30, 1998, available short term lines of credit totaled $68 million. In addition, the Company's nonregulated subsidiaries maintain nonrecourse credit agreements with various banks for revolving and term loans.

Capital Requirements -

     The Company's primary capital requirements include the funding of its energy business construction, maintenance and expansion programs, the funding of debt and preferred stock retirements, sinking fund requirements and the funding of its corporate development and investment activities. The emphasis of the Company's construction activities is to undertake those projects that most efficiently serve the expanding needs of its customer base, enhance energy delivery and reliability capabilities through system replacement and provide for the reliability of energy supply. Capital expenditure plans are subject to continual review and may be revised as a result of changing economic conditions, variations in sales, environmental requirements, investment opportunities and other ongoing considerations. Expenditures for maintenance construction activities during the six months ended June 30, 1998 and 1997 were $7.7 and $8.2 million. Included in such construction activities were nonregulated maintenance capital expenditures of $1.2 million and $.6 million during the six months ended June 30, 1998 and 1997. Capital expenditures for 1998, excluding propane, are estimated to be $13.8 million with a large portion of expenditures to be spent on enhancements of the electric and natural gas distribution systems. Electric and natural gas related capital expenditures for the years 1998 through 2002 are estimated to be $61.5 million.
Nonregulated maintenance capital expenditures for 1998 are estimated to be $3.8 million. Estimated nonregulated maintenance capital expenditures for the years 1998 through 2002 are estimated to be $19.0 million. Capital requirements for the mandatory retirement of long-term debt including nonrecourse debt of subsidiaries will be $7.8 million in 1999, $8.9 million in 2000, $8.5 million in 2001, and $8.3 million in 2002. The Company anticipates that existing investments and marketable securities, internally generated cash flows and available external financing will meet future capital requirements.

     At June 30, 1998, the Company had invested $94.3 million in
ServiCenter, USA and Communication Systems, USA. The Company will continue to make investments in these unconsolidated affiliates. Also, the Company may make other significant acquisition investments in related industries that would require the Company to raise additional equity and incur debt financing, which are therefore subject to certain risks and uncertainties. The Company's financial coverage's are at levels in excess of those required for the issuance of additional debt and preferred stock. The Company will continue to review economics of retiring or refunding remaining long-term debt and preferred stock to minimize long-term financing costs.

Competition and Business Risk -

     Northwestern's strategy centers upon the development, acquisition and expansions of operations offering integrated energy, telecommunications, and related products and services within the Northwestern companies. In addition to maintaining a strong competitive position in electric, natural gas and propane distribution businesses, the Company intends to pursue development and acquisitions that have long-term growth potential. While such investments and acquisitions can involve risk in comparison to the Company's energy distribution businesses, they offer the potential to enhance investment returns.

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

     The retail propane business is a margin-based business in which gross profits depend on the excess of sales prices over propane supply costs. Consequently, Cornerstone's profitability will be sensitive to changes in wholesale propane prices. Propane is a commodity, the market price of which can be subject to volatile changes in response to changes in supply or other market conditions. As it may not be possible to immediately pass on to customers' rapid increases in wholesale cost of propane, such increases could reduce Cornerstone's gross profits.

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

ELECTRIC AND NATURAL GAS

     Weather conditions have a significant impact on electric and natural gas demand for heating and cooling purposes. Actual weather conditions can vary substantially from year to year, significantly affecting the Company's financial performance.

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

     As described in Note 1 to the consolidated financial statements, the Company complies with the provision of Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation." SFAS 71 provides for the financial reporting requirements of the Company's regulated electric and natural gas operations which requires specific accounting treatment of certain costs and expenses that are related to the Company's regulated operations. Criteria that could give rise to the discontinuance of SFAS 71 include 1) increasing competition that restricts the Company's ability to establish prices to recover specific costs and 2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets, including those related to generation, are probable of future recovery. This evaluation of recovery must be updated for any change, which might occur in the Company's current regulatory environment.

HVAC, TELECOMMUNICATIONS AND RELATED SERVICES

The markets served by ServiCenter, USA for residential and commercial heating, ventilating, air conditioning, plumbing and other related services are highly competitive. The principal competitive factors in these segments of the industry are 1) timeliness, reliability and quality of services provided, 2) range of products and services provided, 3) name recognition and market share and 4) pricing. Many of ServiCenter's competitors in the HVAC business are small, owner-operated companies typically located and operated in a single geographic area. There are only a small number of national companies engaged in providing residential and commercial services in the service lines, which the Company intends to focus. Future competition in both the residential and commercial service lines may be encountered from other newly formed or existing public or private service companies with aggressive acquisition programs, the unregulated business segments of regulated gas and electric utilities or from newly deregulated utilities in those industries entering into various service areas.

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

OTHER

     The Company utilizes software and various technologies throughout its business that will be affected by the date change in the year 2000. The Company has assessed and is continuing to assess the impact of the year 2000 issue on its reporting systems and operations. The majority of the Company's financial reporting and operational systems are year 2000 compliant. The cost of the modifications of the remaining systems is not expected to be material. With respect to the year 2000 issue, the Company's operations may also be affected by other entities with which the Company transacts business.
The Company is currently unable to determine the potential adverse consequences, if any, that could result from such entities failure to effectively address this issue.

   This report contains forward-looking statements within the meaning of the securities laws. The Company cautions that, while it believes such statements to be based on reasonable assumptions and makes such statements in good faith, there can be no assurance that the actual results will not differ materially from such assumptions or that the expectations set forth in the forward looking statements derived from such assumptions will be realized. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, weather, the federal and state regulatory environment, the economic climate, regional, commercial, industrial and residential growth in the service territories served by the Company and its subsidiaries, customers' usage patterns and preferences, the speed and degree to which competition enters the Company's industries, the timing and extent of changes in commodity prices, changing conditions in the capital and equity markets and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.


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

          (a)  Exhibits

              Exhibit 27 - Financial Data Schedule (SEC only)

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

                            NORTHWESTERN CORPORATION
                        ---------------------------------
                                  (Registrant)


Date:     August 14, 1998             /s/ David A. Monaghan
                                   -----------------------------
                                   Controller and Treasurer