Form 10-Q
period 1998-09-30
NORTHWESTERN CORP
filed 1998-11-12
CIK 73088

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                  FORM 10-Q


(Mark One)
[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1998
          or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT
      OF 1934

For the transition period from ________ to _________

Commission File No. 0-692

                                 NORTHWESTERN CORPORATION
               (formerly known as NORTHWESTERN PUBLIC SERVICE COMPANY)

           Delaware                               46-0172280
     (State of Incorporation)               (IRS Employer Identification No.)

       125 South Dakota Avenue
            Suite 1100
     Sioux Falls, South Dakota                        57104
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

                                 Common Stock, Par Value $1.75
                       22,976,946 shares outstanding at November 9, 1998
                           Company-Obligated Mandatorily Redeemable
                                     Preferred Securities
                      of Subsidiary Trust, Liquidation Amount $25.00
                    1,300,000 shares outstanding at November 9, 1998

                                     INDEX


PART I. FINANCIAL INFORMATION

   Consolidated Balance Sheets -
       September 30, 1998 and December 31, 1997

   Consolidated Statements of Income -
      Three months and nine months ended
      September 30, 1998 and 1997

   Consolidated Statements of Cash Flows
      Nine months ended
      September 30, 1998 and 1997

   Notes to Consolidated Financial Statements

   Management's Discussion of Financial Condition and Results of
      Operations


PART II.  OTHER  INFORMATION

SIGNATURE


                      NORTHWESTERN CORPORATION
                     CONSOLIDATED BALANCE SHEETS
                            (In Thousands)


                                         September 30,    December 31,
                                             1998             1997
                                            ------          ------
                                          (unaudited)
ASSETS
-------------------------

CURRENT ASSETS:
  Cash and cash equivalents              $    11,207      $   14,309
  Trade accounts receivable, net              43,416          90,749
  Inventories                                 25,957          36,015
  Other                                       18,298          15,335
                                            --------         -------
                                              98,878         156,408
                                            --------         -------

PLANT AND EQUIPMENT:
  Electric                                   360,997         356,836
  Natural Gas                                 90,106          85,874
  Propane                                    296,031         275,911
  Manufacturing                                2,387           2,270
                                            --------          ------
                                             749,521         720,891
  Less Accumulated Depreciation             (190,312)       (175,269)
                                           ---------       ---------
                                             559,209         545,622
                                           ---------       ---------

OTHER ASSETS:
  Investments                                210,938         121,587
  Deferred charges and other                  67,796          58,435
  Goodwill and other intangibles, net        230,427         224,071
                                            --------        --------
                                             509,161         404,093
                                            --------        --------
                                         $ 1,167,248     $ 1,106,123
                                          ==========      ==========

CAPITALIZATION AND LIABILITIES
------------------------------


CURRENT LIABILITIES:
  Long-term debt due within one year           8,466           7,814
  Accounts payable                            43,252          89,064
  Accrued expenses                            10,288          12,899
  Other                                       21,289          34,787
                                             -------         -------
                                              83,295         144,564
                                             -------         -------

DEFERRED CREDITS:
  Accumulated deferred income taxes           70,288          72,884
  Unamortized investment tax credits           8,480           8,901
  Other                                       50,129          51,925
                                             -------         -------
                                             128,897         133,710
                                             -------         -------

CAPITALIZATION:
  Common stock equity                        170,095         166,596
  Nonredeemable cumulative preferred stock     2,600           2,600
  Redeemable cumulative preferred stock        1,150           1,150
  Company obligated mandatorily redeemable
security of trust holding soley parent
debentures                                    32,500          32,500
  Other debt                                 113,500               -
  Long term debt                             151,350         156,350
                                            --------        --------
                                             471,195         359,196
  Minority interest in subsidiaries          221,095         199,722
  Long term debt of subsidiaries             262,766         268,931
                                            --------        --------
                                             955,056         827,849
                                            --------        --------
                                         $ 1,167,248    $  1,106,123
                                          ==========     ===========

                  NORTHWESTERN CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME
             (In Thousands, Except Per Share Amounts)
                          (Unaudited)


                           Three Months               Nine Months
                              Ended                      Ended
                          September 30               September 30
                          --------------            ---------------
                           1998      1997          1998       1997
                          -----     -----          -----      -----
OPERATING REVENUES
Propane                $ 160,727 $ 152,165        $534,949  $501,490
Electric                  22,497    21,223          60,049    58,872
Natural Gas                6,692     7,249          51,560    58,846
Manufacturing              5,645     4,447          17,253    15,733
                          ------    ------         -------   -------
                         195,561   185,084         663,811   634,941

OPERATING EXPENSES
Propane costs            134,030   127,630         432,014   414,217
Fuel and purchased         4,410     4,287          12,018    11,431
Purchased natural gas      3,763     4,307          36,236    42,031
Manufacturing cost of
goods sold                 2,907     2,871          10,150     9,892
Other operating expense   34,994    29,949         102,147    87,511
Maintenance                1,247     1,562           3,922     4,795
Depreciation and
amortization               9,047     8,726          26,015    23,413
Property and other taxes   1,689     1,719           4,948     5,189
                         -------   -------         -------   -------
                         192,087   181,051         627,450   598,479

OPERATING INCOME
Propane                   (4,134)   (3,051)         12,838     9,436
Electric                   8,849     8,030          20,035    20,865
Natural gas               (1,104)     (903)          2,959     5,416
Manufacturing               (137)      (43)            529       745
                          -------   ------          ------    ------
                           3,474     4,033          36,361    36,462

Interest Expense, net     (9,312)   (7,755)        (24,610)  (23,625)

Investment Income and
Other                      4,553     3,823          10,616     7,977
                          ------    ------          ------    ------

Income Before Income
Taxes and Minority
Interest                 (1,285)       101          22,367    20,814

Provision for Income Taxes (603)    (1,464)         (5,569)   (7,335)
                          ------    -------         -------   -------

Income Before Minority
Interest                 (1,888)    (1,363)         16,798    13,479

Minority Interest         6,470      5,085           2,143     3,924
                         ------    -------          ------   -------

Net Income                4,582      3,722          18,941    17,403

Minority Interest on
Preferred Securities
of Subsidiary Trust        (660)      (660)         (1,980)   (1,980)

Dividends on Preferred
Stock                       (48)       (48)           (144)     (165)
                          ------     ------          ------    ------

Earnings on Common     $  3,874    $ 3,014        $ 16,817  $  15,258
                        =======     ======         =======    =======

Average Shares
Outstanding             17,860      17,843          17,848     17,843

Basic Earnings Per
Common Share           $  0.21    $   0.17        $   0.94    $  0.86
                        ======     =======          =======     ======

Diluted Earnings Per
Common Share           $  0.20    $   0.17        $   0.93    $  0.86
                        ======     =======          =======     ======

Dividends Declared Per $  0.25    $   0.23        $   0.73     $ 0.69
Common Share            ======     =======          =======     ======


                        NORTHWESTERN CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands)
                              (Unaudited)


                                      Nine Months Ended
                                        September 30
                                    -------------------
                                      1998         1997
                                      ----         ----

OPERATING ACTIVITIES:
  Net income                        $ 18,941   $  17,403
  Items not affecting cash:
   Depreciation and
amortization                          26,015      23,413
   Deferred income taxes              (1,949)       (261)
   Minority interest in net income
of consolidated subsidiaries          (2,143)     (3,924)
   Investment tax credits               (421)       (421)
   Changes in current assets
and liabilities, net:
    Trade accounts receivable         49,914      (8,825)
    Inventories                       10,052      19,782
    Other current assets              (2,963)      6,164
    Accounts payable                 (46,159)    (13,452)
    Accrued expenses                  (2,611)       (660)
    Other current liabilities        (13,536)    (11,741)
    Other, net                            28       4,343
                                    --------     -------
     Cash flows provided by
operating activities                  35,168      31,821
                                    --------     -------

INVESTING ACTIVITIES:
  Property Additions                 (11,083)    (18,194)
  Sale (Purchase) of
noncurrent investments, net         (106,942)     21,003
  Acquisitions and growth
expenditures                         (26,648)    (21,157)
                                      -------    --------
  Cash flows used in
investing activities                (144,673)    (18,348)
                                    ---------    --------

FINANCING ACTIVITIES:
  Dividends on common and
preferred stock                      (13,129)    (12,476)
  Subsidiary payment of common
unit distributions                   (21,369)    (12,031)
  Minority interest on
preferred securities of
Subsidiary trust                      (1,980)     (1,980)
  Redemption of preferred
stock of subsidiary                       -       (2,687)
  Issuance of nonrecourse
subsidiary debt                           -       19,131
  Repayment of nonrecourse
subsidiary debt                        (7,188)    (7,544)
  Repayment  of long term debt         (5,000)   (22,500)
  Proceeds from subsidiary
secondary offering                     40,700          -
  Common stock issued on
exercise of warrants                      869          -
  Short term borrowings                88,500          -
 Commercial paper issuances            25,000          -
                                      -------    -------
  Cash flows provided by (used
in) financing activities              106,403    (40,087)
                                      -------    -------

DECREASE IN CASH AND CASH
EQUIVALENTS                            (3,102)   (26,614)
Cash and Cash Equivalents,
  beginning of period                  14,309     36,790
                                      -------    -------

Cash and Cash Equivalents, end
   of period                        $  11,207   $ 10,176
                                    ---------   --------

SUPPLEMENTAL CASH FLOW
INFORMATION
     Cash paid during the
period for:
        Income taxes                $   7,005   $  8,815
        Interest                    $  21,815   $ 22,267


                              NORTHWESTERN CORPORATION
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (Unaudited)
                               September 30, 1998 and 1997

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

(3)  Accounting Pronouncements

     During June 1997, the Financial Accounting Standards Board released SFAS No. 130, `Reporting Comprehensive Income,' effective January 1, 1998. SFAS No. 130 established standards for reporting and display of comprehensive earnings and its components in financial statements; however, the adoption of this Statement had no impact on the Company's net earnings or shareholders' equity. There were no material differences between net earnings and comprehensive earnings for any periods presented in the accompanying financial statements.

     FASB Statement No. 131 `Disclosures about Segments of an Enterprise and Related Information' requires that a publicly held company report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The Company has historically presented segment information in the consolidated financial statements and related notes and as such does not expect adoption of the disclosure requirement of this pronouncement to have a material impact on its financial statements. The Company will adopt this statement in the fourth quarter of 1998.

     FASB Statement No. 132 `Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106' requires revised disclosures about pension and other postretirement benefit plans. The Company does not expect that adoption of the disclosure requirements of this pronouncement will have a material impact on its financial statements. The Company will adopt this Statement in the fourth quarter of 1998.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, `Accounting for Derivative Instruments and Hedging Activities.' The Standard establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Statement 133 is effective for fiscal years beginning after June 15, 1999.
The Statement must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company has not yet quantified the impacts of adopting Statement 133 on its financial statements and has not determined the timing of adoption of Statement 133.

(4)  Financial Instruments

     Cornerstone Propane Partners, L.P., a subsidiary of the Company, routinely uses commodity futures contracts to reduce the risk of future price fluctuations for liquefied petroleum gas and natural gas inventories and contracts. Gains and losses on futures contracts purchased as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction.

(5) Reclassifications

     Certain 1997 amounts have been reclassified to conform to the 1998 presentation. Such reclassifications had no impact on net income and common stock equity as previously reported.

(6) Subsequent Events.

    In November 1998, the Company proposed a common stock, preferred securities, and senior debt offerings to public markets. The common stock offering transaction closed on November 9, 1998, resulting in the issuance of 5 million new common shares with net proceeds of $115.8 million. These funds were used to repay short-term borrowings which are classified as other long term debt at September 30, 1998, due to such subsequent financing.


              MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS


     NorthWestern Corporation is a service and solutions company providing energy, telecommunications and related services. A division of the Company is engaged in the regulated energy business of production, purchase, transmission, distribution and sale of electricity and the delivery of natural gas. The Company generates and distributes electric energy to 56,000 customers in eastern South Dakota. It also purchases and distributes natural gas to 77,000 customers in eastern South Dakota and central Nebraska. To provide base load electric power, the Company jointly owns three coal-fired generating plants with other utilities. Through Cornerstone Propane Partners, L.P. (Cornerstone), the Company is engaged in retail and wholesale propane distribution business located throughout the United States. Cornerstone is a publicly traded Delaware limited partnership, formed to acquire and operate propane businesses and assets. A wholly owned subsidiary of the Company serves as the general partner of Cornerstone and manages and operates Cornerstone's business. In January 1998 Cornerstone sold an aggregate of 1,960,000 Common Units at $22.125 per unit pursuant to an unwritten public offering. Net proceeds were approximately $40.7 million. Cornerstone used approximately $10.0 million of the net proceeds for general business purposes and the
balance to repay amounts outstanding under a credit facility.   The Company
owns as of September 30, 1998, a combined 35% interest in Cornerstone after considering the secondary offering of additional common units sold in January 1998. The Company's manufacturing operations are comprised of Lucht Inc., a wholly owned subsidiary that develops, manufactures and markets multi-image photographic printers and other related equipment. In 1997, the Company formed Blue Dot Services, Inc. (Blue Dot, formerly ServiCenter, USA) to acquire heating, ventilating, air conditioning, and plumbing and related services companies in the U.S. The Company also formed Communication Systems USA Inc. (Communication Systems) to acquire and consolidate companies providing telecommunications and data services to business customers.

Weather

     Weather patterns have a material impact on the Company's operating performance for all three segments of its energy business. This impact is particularly relevant for natural gas and propane. Because propane and natural gas are heavily used for residential and commercial heating, the demand for these products depends heavily upon weather patterns throughout the Company's market areas. With a larger proportion of its operations related to seasonal propane and natural gas sales, a significantly greater portion of the Company's consolidated operating income is recognized in the first and fourth quarters related to higher revenues from the heating season.

RESULTS OF OPERATIONS:

Consolidated Earnings Comparisons -

     Diluted earnings per share for the quarters ended September 30, 1998 and 1997, were $.20 and $.17. The increase in earnings was primarily due to increased investment income.

     Diluted earnings per share for the year to date through September 30, 1998, was $.93 compared to $.86 for the nine months ended September 30, 1997. The increase in earnings was due to operating income from the propane operations resulting from acquired retail propane distribution centers and increased investment income partially offset by weather which negatively impacted the Company's propane and natural gas operations.

Propane -

     Operating revenues from propane for the three months ended September 30 increased 6% from $152.2 million in 1997 to $160.7 million in 1998. Gross margins increased from $24.5 million in 1997 to $26.7 million in 1998. Retail gallons decreased from 40.1 million in 1997 to 39.4 million in 1998 which is primarily the result of warmer than normal weather. The increase in margin is primarily the result of lower gas costs. The majority of propane revenues and operating income occur in the first and fourth quarters when there is substantial usage of propane for residential and commercial heating as compared to the second and third quarters which traditionally are operating loss periods in the industry.

     Operating revenues from propane for the nine months ended September 30 increased from $501.5 million in 1997 to $ 534.9 million in 1998. Gallons also increased from 437.7 million in 1997 to 476.1 million in 1998, due to acquisitions and internal growth. The propane operations in 1998 have been negatively impacted by weather that has been substantially warmer than normal.

Electric -

     Electric revenues increased 6% from $21.2 million to $22.5 million while retail volumes increased by 9% for the three months ended September 30 as compared to the same period of the prior year. Electric gross margins increased 7% from $16.9 million to $18.1 million as compared to the prior year. The increase is a result of an increase in cooling degree weather as compared to the same period of the prior year.

     Electric revenues increased by 2% and retail volumes increased 2% for the nine months ended September 30 as compared to the same period of the prior year. The increase is the result of higher cooling degree days from slightly warmer weather as compared to the same period of the prior year partially offset by heating degree day weather which was significantly warmer than normal and warmer as compared to the same period of the prior year.

Natural Gas -

     Natural gas revenues decreased by 8% from $7.2 million to $6.7 million while volumes decreased by 15% for the three months ended September 30 as compared to the prior year. Gross margins remained unchanged at $2.9 million.

     Natural gas revenues decreased by 12% from $58.8 million to $51.6 million and volumes decreased by 12% for the nine months ended September 30. Gross margins decreased 9%. Natural gas operations were negatively impacted by weather which was significantly warmer than normal and warmer as compared to the same period of the prior year.

Manufacturing -

     Stronger quarterly sales activity produced higher revenues for the third quarter and the year to date as compared to 1997. Revenues for the three months ended September 30 increased 27% from $4.4 million to $5.6 million and gross margins increased 74% from $1.6 million to $2.7 million compared to the same period of the prior year. Revenues for the nine months ended September 30 increased 10% from $15.7 million to $17.3 million and gross margins increased 22% from $5.8 million to $7.1 million compared to the same period of the prior year due to increased sales of higher margin items.

Operating Expenses and Other Income Statement Items -

     Other operating expenses for both the three months and nine months ended September 30 increased 17% in 1998 as compared to 1997 primarily due to the acquisitions of retail propane distribution centers in 1997. Investment and other income increased during the three months and nine months ended September 30 due to higher investment income in 1998 as compared to 1997 principally due to the Company's increased preferred stock investments in Blue Dot and Communication Systems and the sale of investments. The increase in depreciation reflects the increase in depreciable propane assets when compared to the same periods of the prior year. The increase in interest expense for the three months ended September 30 is the result of increased debt to fund the investments in Blue Dot and Communication Systems. The decrease in interest expense for the nine months ended September 30 is primarily related to the redemption of $7.5 million 8.9% series general mortgage bonds in March
1997 and the redemption of $15 million 8.824% series general mortgage bonds in July 1997. Income taxes decreased because of tax preference items and increased minority interest.

Liquidity and Capital Resources -

      The Company has a high degree of long-term liquidity through the generation of operating cash flows, the availability of substantial marketable securities, and a sound capital structure. In addition, the Company has adequate capacity for additional financing and has maintained its liquidity position through favorable bond ratings. The Company has generated significant operating cash flows while continuing to maintain substantial cash and investment balances in the form of marketable securities. Cash flows from operating activities during the nine months ended September 30, 1998 and 1997 were $35.2 million and $31.8 million. The increase is primarily due to the increased cash flow from propane operations. Cash equivalents and investment securities totaled $50.1 million and $120.1 million at September 30, 1998 and 1997. In March 1997 the Company retired early the $7.5 million outstanding of the 8.9% series general mortgage bonds. In July 1997 the company retired early the $15 million outstanding of the 8.824% series general mortgage bonds. Lines of credit also provide working and growth capital and other financial resources. In addition, lines of credit are used to support commercial paper borrowings, a primary source of short-term working capital financing. At September 30, 1998, available short-term lines of credit totaled $175 million after considering the common equity, preferred securities and senior debt financing transactions which occurred in November 1998. In addition, the Company's nonregulated subsidiaries maintain nonrecourse credit agreements with various banks for revolving and term loans.

Capital Requirements -

     The Company's primary capital requirements include the funding of its energy business construction, maintenance and expansion programs, the funding of debt and preferred stock retirements, sinking fund requirements and the funding of its corporate development and investment activities. The emphasis of the Company's construction activities is to undertake those projects that most efficiently serve the expanding needs of its customer base, enhance energy delivery and reliability capabilities through system replacement and provide for the reliability of energy supply. Capital expenditure plans are subject to continual review and may be revised as a result of changing economic conditions, variations in sales, environmental requirements, investment opportunities and other ongoing considerations. Expenditures for maintenance construction activities during the nine months ended September 30, 1998 and 1997 were $11.1 and $14.6 million. Included in such construction activities were nonregulated maintenance capital expenditures of $2.0 million and $3.0 million during the nine months ended September 30, 1998 and 1997. Capital expenditures for 1998, excluding propane, are estimated to be $13.8 million with a large portion of expenditures to be spent on enhancements of the electric and natural gas distribution systems. Electric and natural gas related capital expenditures for the years 1998 through 2002 are estimated to be $61.5 million. Nonregulated maintenance capital expenditures for 1998 are estimated to be $3.8 million. Estimated nonregulated maintenance capital expenditures for the years 1998 through 2002 are estimated to be $19.0 million. Capital requirements for the mandatory retirement of long-term debt including nonrecourse debt of subsidiaries will be $7.8 million in 1999, $8.9 million in 2000, $8.5 million in 2001, and $8.3 million in 2002. The Company anticipates that existing investments and marketable securities, internally generated cash flows and available external financing will meet future capital requirements.

     At September 30, 1998, the Company had invested $138.8 million in Blue Dot and Communication Systems. The Company will continue to make investments in these unconsolidated affiliates. Also, the Company may make other significant acquisition investments in related industries that would require the Company to raise additional equity and incur debt financing, which are therefore subject to certain risks and uncertainties. The Company's financial coverage ratios are at levels in excess of those required for the issuance of additional debt and preferred stock. The Company will continue to review economics of retiring or refunding remaining long-term debt and preferred stock to minimize long-term financing costs.

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

     The electric and natural gas industries continue to undergo numerous transformations and the Company is operating in an increasingly competitive marketplace. The Federal Energy Regulatory Commission (FERC), which regulates interstate and wholesale electric transmissions, opened up transmission grids and mandated that utilities must allow others equal access to utility transmission systems. Various state regulatory bodies are supporting initiatives to redefine the electric energy market and are experimenting with retail wheeling, which gives some retail customers the ability to choose their supplier of electricity. Traditionally, utilities have been vertically integrated, providing bundled energy services to customers. The potential for continued unbundling of customer services exists, allowing customers to buy their own electricity and natural gas on the open market and having it delivered by the local utility.

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

     As described in Note 1 to the consolidated financial statements, the Company complies with the provision of Statement of Financial Accounting Standards No. 71 (SFAS 71), `Accounting for the Effects of Certain Types of Regulation.' SFAS 71 provides for the financial reporting requirements of the Company's regulated electric and natural gas operations which requires specific accounting treatment of certain costs and expenses that are related to the Company's regulated operations. Criteria that could give rise to the discontinuance of SFAS 71 include 1) increasing competition that restricts the Company's ability to establish prices to recover specific costs and 2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets, including those related to generation, are probable of future recovery. This evaluation of recovery must be updated for any change, which might occur in the Company's current regulatory environment.

HVAC, TELECOMMUNICATIONS AND RELATED SERVICES

     The markets served by Blue Dot for residential and commercial heating, ventilating, air conditioning, plumbing and other related services are highly competitive. The principal competitive factors in these segments of the industry are 1) timeliness, reliability and quality of services provided, 2) range of products and services provided, 3) name recognition and market share and 4) pricing. Many of Blue Dot's competitors in the HVAC business are small, owner-operated companies typically located and operated in a single geographic area. There are only a small number of national companies engaged in providing residential and commercial services in the service lines in which the Company intends to focus. Future competition in both the residential and commercial service lines may be encountered from other newly formed or existing public or private service companies with aggressive acquisition programs, the unregulated business segments of regulated gas and electric utilities or from newly deregulated utilities in those industries entering into various service areas.

     The market served by Communications Systems in the telecommunications and data services industry is also a highly competitive market. The Company believes that 1) market acceptance of the Company's products and services, 2) pending and future legislation affecting the telecommunications and data industry, 3) name recognition and market share, 4) larger competitors and 5) the Company's ability to provide integrated communication and data solutions for customers in a dynamic industry are all factors that could affect the Company's future operating results.

OTHER

     The Company utilizes software and various technologies throughout its business that will be affected by the date change in the year 2000. The Company has assessed and is continuing to assess the impact of the year 2000 issue on its reporting systems and operations. The Company is making and will continue to make modifications to its systems that it deems necessary in order to address the year 2000 issue. The majority of the Company's financial reporting and operational systems are year 2000 compliant. The expenses related to year 2000 compliance incurred in 1998 and the cost of the modifications of the remaining systems are not expected to be material.

     The Company's systems and operations with respect to the year 2000 issue may also be affected by other entities with which the Company transacts business. The Company is currently unable to determine the potential adverse consequences, if any, that could result from such entities' failure to effectively address the year 2000 issue.

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

           None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

              Exhibit 27 - Financial Data Schedule (SEC only)

          (b)  Reports on Form 8-K

               On October 26, 1998, NorthWestern Corporation filed a report on Form 8-K, dated October 26, 1998. The report included an announcement of its earnings for the quarter and the nine months ended September 30, 1998. A copy of the related press release was attached as an exhibit to the report. The report also included an announcement of Northwestern's filing of a preliminary prospectus supplement under its existing shelf registration statement relating to the offering of 3,000,000 shares of its Common Stock. The preliminary prospectus supplement disclosed Northwestern's intent to offer approximately $50 million of Trust Preferred Securities through a subsidiary trust, and approximately $100 million of Senior Debt Securities, immediately after completion of the Common Stock offering. A copy of the related press release was attached as an exhibit to the report.

               On November 9, 1998, NorthWestern Corporation filed a report on Form 8-K. The report included an announcement of NorthWestern's sale of 5,000,000 shares of common stock, par value $1.75 per share (the "Common Shares"), pursuant to an Underwiting Agreement dated November 4, 1998. The Common Shares are registered under the Securities Act of 1933. The underwriting agreement was filed as an exhibit and incorporated by reference therein.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWESTERN CORPORATION
---------------------------------
(Registrant)


Date:     November 12, 1998             /s/ David A. Monaghan
                                   -----------------------------------
                                   Controller and Treasurer