Form 10-K
period 1998-12-31
NORTHWESTERN CORP
filed 1999-03-31
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K
(Mark One)
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 1998
     or
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
        [No fee required]
For the transition period from _______________ to _______________

                         Commission File No. 0-692

                         NORTHWESTERN CORPORATION
          (Exact name of registrant as specified in its charter)

           Delaware                                  46-0172280
(State of Incorporation)                   (IRS Employer Identification No.)

125 South Dakota Avenue, Suite 1100
    Sioux Falls, South Dakota                           57104
  (Address of principal office)                      (Zip Code)

                               605-978-2908
                      (Registrant's telephone number)

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

                     $589,474,087 as of March 25, 1999

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

                       Common Stock, Par Value $1.75
              23,060,111 shares outstanding at March 25, 1999

                   DOCUMENTS INCORPORATED BY REFERENCE:

         1998 Annual Report to Stockholders . . . . .Parts I and II
         Proxy Statement for 1999 Annual Meeting . . . . .Part III


                             PART I:  BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including, without limitation, statements in Item 1, under the headings `GENERAL OVERVIEW OF BUSINESS', `OVERVIEW', `INDUSTRY OVERVIEW', `PRODUCTS AND SERVICES', `COMPETITION', `SEASONALITY', `REGULATION', `SOURCES OF SUPPLY', `OPERATIONS', `BUSINESS RISK', in ITEM 3 under the heading `LEGAL PROCEEDINGS', and in ITEM 7 under the heading `MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS', constitute `forward-looking statements' within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. When used in this Form 10-K, the words `expects', `anticipates', `estimates', `believes', `no assurance' and similar expressions are intended to identify such forward-looking statements that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed in the foregoing sections, actual results or outcomes could differ materially as a result of such important factors including, among others, the following: the impact of competition and changes to the competitive environment for the Company's products and services; changes in technology; reliance on strategic partners; weather; regional, commercial, industrial and residential growth in the geographic areas served by Company and its partner entities; customers' usage patterns and preferences; the speed and degree to which competition enters the Company's industries; the timing and extent of changes in commodity prices; uncertainty of litigation; changes in government regulation; changes in the capital and equity markets; changes in market interest or currency exchange rates; new or increased environmental liabilities; the effects of the Year 2000 Issue; other unforeseen events; and other factors detailed, from time to time, in the Company's filings with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this Form 10-K. NorthWestern Corporation expressly disclaims any obligation or undertakings to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL OVERVIEW OF BUSINESS

NorthWestern Corporation (`NorthWestern' or `Company') and its partner entities are leading providers of value-added services and solutions to residential and business customers nationwide. Our strategic focus is on direct customer relationships where we can provide value-added service integration, which we believe offers us the opportunity to achieve higher sustainable operating results and build greater shareholder value over time. Through the commitment and initiative of our team members, NorthWestern and its partner entities are reinventing customer service, redefining business solutions, and sharing core values and strategic vision with the aim to be `America's Best Service and Solutions Experience'-SM-. NorthWestern and its partner entities discussed herein include:

* Blue Dot Services, Inc. (`Blue Dot'), a Delaware corporation, one of America's leading providers of air conditioning, heating, plumbing and related services, with operations in 23 cities and 18 states;

* CornerStone Propane Partners, L.P. (`CornerStone'), a publicly traded master limited partnership (NYSE: CNO), the nation's fourth largest and fastest growing publicly held retail propane distributor, serving more than 440,000 residential, commercial, industrial and agricultural customers from 310 customer service centers in 34 states;

* Expanets, Inc. (`Expanets'), a Delaware corporation, a leading provider of integrated communication and data solutions and network services to small and medium-sized businesses, with operations in 60 cities and 25 states; and

* NorthWestern Public Service (`NorthWestern Public Service'), a division of the Company, provides competitive, reliable electric and natural gas service and other value-added services to over 125,000 customers in the upper Midwest.

NorthWestern Growth Corporation (`NorthWestern Growth'), a wholly-owned subsidiary of the Company, is the strategic development and investment capital arm of NorthWestern. Its mission is to implement development, investment, acquisition and operations initiatives on behalf of NorthWestern and its partner entities to achieve long-term value creation. To accomplish these objectives, NorthWestern Growth seeks to: (i) acquire, develop and expand into new businesses to complement our existing operations and expand our customer base; (ii) partner with premier, growth-oriented and entrepreneurial management teams in each sector of our business operations; (iii) integrate additional products, services and solutions into our growing customer base; and (iv) maximize growth and financial performance of investments and acquired businesses.

Since its formation in 1994, NorthWestern Growth has implemented a dynamic acquisition and investment program (including the formation and initiation of the Blue Dot, CornerStone, and Expanets investment strategies) to support NorthWestern's plan of becoming the premier provider of value-added services and solutions across America. NorthWestern Growth intends to continue building NorthWestern and its partner entities by expanding into additional industries and markets offering high growth potential consistent with NorthWestern's strategic vision.

NorthWestern was incorporated under the laws of the state of Delaware in 1923. Our executive offices are located at 125 S. Dakota Avenue, Suite 1100, Sioux Falls, South Dakota 57104, and our telephone number is 605-978-2908. Our website is located at www.northwestern.com.

In this report, the terms `Company' and `NorthWestern' as well as the terms `our,' `we,' and `its,' are sometimes used as abbreviated references to NorthWestern Corporation, its partner entities or, collectively, NorthWestern Corporation and its partner entities.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Financial information about industry segments is incorporated by reference to Note 14 of the `Notes to Consolidated Financial Statements' of the Company's 1998 Annual Report, filed as Exhibit 13 hereto.

                    HVAC AND RELATED SERVICES BUSINESS

OVERVIEW - BLUE DOT SERVICES, INC.

Blue Dot Services, Inc. (`Blue Dot') is a leading, national provider of comprehensive maintenance, repair and replacement services for heating, ventilation and air conditioning (`HVAC'), plumbing and other related systems and major appliances in homes and small commercial businesses. Our differentiating strategy offers a broad range of value-added products and services for full-service convenience and a national marketing program to promote brand recognition. As of December 31, 1998, Blue Dot had completed acquisitions of 28 companies with 1998 pro forma revenues of $210 million with 1,995 total team members serving 398,000 customers in 18 states. Our emphasis is on companies with a strong residential and light commercial maintenance, repair and replacement mix, with firms more heavily involved in new construction focused primarily in areas with high new residential and commercial growth. Residential maintenance, repair and replacement and new construction constitute approximately 60% of the business of companies acquired by Blue Dot, with the other 40% involved in commercial service.

Blue Dot was formed by NorthWestern Growth in July 1997 as a Delaware
corporation, under the name ServiCenter USA, Inc.   In October 1998 the
name was changed to Blue Dot as part of a strategy to create a national brand identity. Acquisitions by Blue Dot are effected utilizing cash, stock in Blue Dot or a combination of both. Through the use of different classes of capital stock, NorthWestern (through NorthWestern Growth) controls approximately 95% of the voting common and preferred stock (as of December 31, 1998). Additional information relating to the investment in Blue Dot is incorporated by reference to Note 2 of `Notes to Consolidated Financial Statements' on pages 27-28 of the Company's 1998 Annual Report, filed as Exhibit 13 hereto.

Upon formation, Blue Dot immediately began implementing its strategy of acquiring local service providers in major metropolitan markets and plans to continue its dynamic growth through acquisitions and internal growth and development. In each new market, we seek to acquire a leading local company with an established reputation and experience, a revenue mix of predominately residential and light commercial maintenance, repair and replacement sales, and that has superior management team.

Once we have entered a market, we seek to acquire other well established HVAC, plumbing and related services businesses operating within that region and also pursue the acquisition of other potential service partners with complementary products and services that present opportunities to reduce overhead or otherwise leverage our infrastructure. When acquired, the operations of such businesses are integrated into the operations of existing platform Blue Dot companies in the region, enabling Blue Dot to reduce overhead costs, sell redundant assets and consolidate operations within existing areas.

We believe there are significant opportunities to increase our profitability and that of subsequently acquired businesses. The key elements of Blue Dot's operating strategy are: (i) providing superior, high quality service in a professional manner; (ii) increasing revenue at locations through sales of maintenance agreements; cross-marketing of products and services; and customer financing packages; (iii) offering complementary non-traditional complimentary products and services; (iv) achieving operating efficiencies through increased purchasing power to gain volume discounts, national advertising and local marketing support; (v) `best practices' integration; and (vi) attracting and retaining quality team members.

INDUSTRY OVERVIEW

The HVAC and plumbing industry consists of the installation, replacement, maintenance, service and repair of systems at existing and new residences and commercial businesses. According to industry sources, annual revenues for these market segments in the United States are approximately $65 billion for HVAC services, $19 billion for plumbing services and $16 billion for electrical services. Based on available industry data, there are currently over 40,000 businesses, consisting predominantly of small, owner-operated companies focusing on a single local geographic area and providing a limited range of services. Because of this market fragmentation and a lower capability of smaller firms to raise the capital necessary to expand their businesses, a number of firms have begun consolidating the smaller businesses.

The industry can be broadly divided into the new installation market (estimated 34% of the annual revenues) and the maintenance, repair and replacement market (estimated 66% of the annual revenues). The new installation market includes the installation of systems in new homes and commercial buildings for contractors, builders, developers and other users. The maintenance, repair and replacement market includes the maintenance, repair and replacement and reconfiguration of existing systems in residential homes and commercial buildings.

PRODUCTS AND SERVICES

Maintenance, Repair and Replacement: These services include preventive maintenance (periodic checkups, cleaning and filter change-outs), emergency repairs, and the placement (in conjunction with the retrofitting or remodeling of a residence or commercial building, or as a result of an emergency repair request) of air conditioning, heating and plumbing systems. The maintenance, repair and replacement segment offers more attractive pricing because of customers' demands for immediate, convenient and reliable service. Blue Dot focuses on this segment of the industry rather than the new construction segment because we believe that it offers higher margins, less cyclicality and seasonality, and exposes Blue Dot to less credit and interest rate risk, while allowing establishment of the national service reputation among customers. Growth in this segment is driven by a number of factors, particularly: the aging of the installed base; the increasing energy efficiency, sophistication and complexity of air conditioning and heating systems; the upgrading of existing homes to central air conditioning; and the increasing restrictions on the use of refrigerants commonly used in older systems. The energy efficiency and sophistication of new systems are encouraging owners of buildings to upgrade and reconfigure their current systems. Blue Dot also pursues maintenance agreements which lead to better utilization of personnel, develop customer loyalty, provide the opportunity for cross-marketing of Blue Dot's other services and products, link the customer with Blue Dot should a major repair or replacement be needed, and result in recurring revenues.

New Installation: These services in the residential market often begin with a homebuilder providing architectural plans or mechanical drawings for the particular type or types of residences to be developed and requesting a bid or contract proposal for the work (often broken into phases within a tract). Blue Dot team members analyze the plans and drawings and estimate the equipment, materials and parts and the direct and supervisory labor required for the project, and deliver a written bid or negotiate the written agreement for the job. Working with the builder's construction supervisors, Blue Dot team members coordinate and supervise the installation. Commercial new installation work often begins with a design request from the owner or general contractor, followed by preliminary and then more detailed design specifications, engineering drawings and cost estimates. Actual field work (ordering of equipment and materials, fabrication or assembly of certain components, delivery of such materials and components to the job site, scheduling of work crews with the necessary skills, inspection and quality control) is coordinated by Blue Dot team members.

COMPETITION

The market for HVAC, plumbing and related services is highly competitive. The principal competitive factors in the residential and commercial maintenance, repair and replacement segment of the industry are timeliness, reliability and quality of services provided; range of services offered; market share and visibility; and price. In order to be successful as a national provider of comprehensive services, we must employ, train and retain highly motivated, professional service technicians. Blue Dot believes that it does so through training programs, team member compensation, team member health and savings benefit plans, career opportunities and team building. Competitive pricing is possible through purchasing economies and other cost saving opportunities that exist across each of the service lines offered and from productivity improvements.

Most of Blue Dot's competitors are small, owner-operated companies that typically operate in a single market. Many of these smaller competitors may have lower overhead cost structures and may be able to provide their services at lower rates. Moreover, many homeowners have traditionally relied on individual persons or small repair service firms with whom they have long-established relationships for a variety of home repairs. In addition, there are a limited number of companies focused on providing comprehensive residential and/or commercial services in some of the same business lines provided by Blue Dot. There also are a number of national retail chains that sell a variety of plumbing fixtures and equipment and air conditioning and heating equipment for residential use and offer, either directly or through various subcontractors, installation, warranty and repair services.

Future competition may be encountered from, among others, other newly formed or existing public or private service companies with aggressive acquisition programs (currently these companies constitute approximately 3% of the operations of the industry), HVAC equipment manufacturers, the unregulated business segments of regulated gas and electric utilities, or from newly deregulated utilities entering into various residential or commercial service areas.

The principal methods of meeting competition employed by Blue Dot are assurance of customer satisfaction, a history of providing quality service, and name recognition. We intend to expand our marketing program to capitalize on brand recognition. In addition, we have forged a national alliance with the Air Conditioning Contractors of America (ACCA), with each of Blue Dot's local businesses being a Contracting Member of ACCA. ACCA is a national trade association with 69 state and local chapters representing more than 9,000 air conditioning and heating contractors nationwide. Blue Dot will use ACCA's training programs and information channels to assist in its customer service goals.

SEASONALITY

Blue Dot's installation, maintenance, repair and replacement operations are subject to seasonal variations in the different lines of service. Except in certain regions, the demand for new installations can be substantially lower during the winter months. Demand for HVAC services generally varies with the weather; demand generally is higher during periods of extremely cold or hot weather and lower in the spring and fall months. Blue Dot expects its revenues and operating results generally will be lower in the first and fourth quarters.

REGULATION

Blue Dot's operations are subject to various federal, state and local laws and regulations, including, among others: permitting and licensing requirements applicable to service technicians in their respective trades; building, air conditioning, heating, plumbing and electrical codes and zoning ordinances; laws and regulations relating to consumer protection, including laws and regulations governing service contracts for residential services; and laws and regulations relating occupational health and safety and protection of the environment. Blue Dot believes it has all permits and licenses necessary to conduct its operations and is in substantial compliance with applicable regulatory requirements relating to its operations. A large number of state and local regulations governing the residential services trades require various permits and licenses to be held by individual technicians. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all the service technicians who work in the geographic area covered by the permit or licenses.

Blue Dot's operations are subject to the Clean Air Act -- Title VI of which governs air emissions and imposes specific requirements on the use and handling of substances known or suspected to cause or contribute significantly to harmful effects on the stratospherical ozone layer, such as chlorofluorocarbons and certain other refrigerants (`CFCs'). Clean Air Act regulations require the certification of service technicians involved in the service or repair of systems, equipment and appliances containing these refrigerants and also regulate the containment and recycling of these refrigerants. These requirements have increased Blue Dot's training expenses and expenditures for containment and recycling equipment. The Clean Air Act is intended ultimately to eliminate the use of CFCs in the United States and require alternative refrigerants to be used in replacement HVAC systems. The implementation of the Clean Air Act restrictions has also increased the cost of CFCs in recent years and is expected to continue to increase such costs in the future. As a result, the number of conversions of existing HVAC systems that use CFCs to systems using alternative refrigerants is expected to increase. Capital expenditures related to environmental matters during fiscal 1998 were not material. Blue Dot does not currently anticipate any material adverse effect on its business or consolidated financial position as a result of future compliance with existing environmental laws and regulations controlling the discharge of materials into the environment. Future events, however, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations may require additional expenditures by Blue Dot which may be material.

TEAM MEMBERS

As of December 31, 1998, Blue Dot employed 1,995 team members. Blue Dot considers its relations with team members to be good. No team members are covered by collective bargaining agreements.

ITEM 2.  PROPERTIES - BLUE DOT

The executive offices are located at 500 Fairway Drive, Suite 205, Deerfield Beach, Florida 33441, where Blue Dot leases approximately 8,400 square feet of office space, and such lease shall terminate in November
2000.   However, we are planning to relocate our executive offices to
Sunrise, Florida in 1999 and have entered into a lease for approximately 18,500 square feet of office space for a five year term, commencing at occupancy. The Deerfield Beach leased property is expected to be sublet for the duration of the lease term.

Blue Dot generally leases the office and service facilities for its operations. We serve more than 398,000 customers from 23 cities and 18 states. Other principal properties include our vehicle fleet, which predominantly consists of owned vehicles, and our inventory and equipment. We use our relationship with vendors to minimize the amount of capital invested in inventory.

                             PROPANE BUSINESS

OVERVIEW - CORNERSTONE PROPANE PARTNERS, L.P.

CornerStone Propane Partners, L.P. ( `CornerStone') is the fourth largest and fastest-growing publicly traded (NYSE: CNO) retail propane distributor in the United States. As of December 31, 1998, CornerStone served more than 440,000 residential, commercial, industrial and agricultural customers from 310 customer service centers in 34 states. Our operations are concentrated in the east coast, south-central and west coast regions of the United
States.   For the 12 months ended December 31, 1998 (CornerStone's fiscal year ends June 30), CornerStone had retail propane sales of approximately 232 million gallons. CornerStone attributes its dynamic growth to a balanced strategy of internal growth, new customer service start-ups and acquisitions.

CornerStone, and its subsidiary, CornerStone Propane, L.P. (`the Operating Partnership'), were organized in October 1996 and November 1996, respectively, as Delaware limited partnerships. CornerStone Propane GP, Inc. (the `Managing General Partner') and SYN Inc. (the `Special General Partner' and, collectively with the Managing General Partner, the `General Partners') are the general partners of CornerStone and the Operating Partnership. The General Partners own an aggregate 2% interest as general partners, and the Unitholders (including the General Partners as holders of Subordinated Units) own a 98% interest as limited partners, in CornerStone and the Operating Partnership on a combined basis. Through NorthWestern Growth, NorthWestern owns approximately 30% of CornerStone and controls the Managing General Partner. CornerStone, the Operating Partnership and its corporate subsidiaries are referred to collectively herein as the `Partnership' or `CornerStone'.

The Partnership was formed in 1996 to acquire, own and operate the propane businesses and assets of SYN, Inc. and its subsidiaries (`Synergy') and Empire Energy Corporation and its subsidiaries (`Empire Energy') (formerly subsidiaries of Northwestern Growth) and CGI Holdings, Inc. and its subsidiaries (`Coast'). To capitalize on the growth and consolidation opportunities in the propane distribution market, in August 1995, Northwestern Growth acquired the predecessor of Synergy, then the sixth largest retail marketer of propane in the United States and, in October 1996, it acquired Empire Energy, then the eighth largest retail marketer of propane in the United States. Immediately prior to the Partnership's initial public offering (`IPO') of Common Units in December 1996, Northwestern Growth acquired Coast, then the 18th largest retail marketer of propane in the United States. The Partnership commenced operation on December 17, 1996, concurrently with the closing of the IPO, when substantially all of the assets and liabilities of Synergy, Empire Energy and Coast were contributed to the Operating Partnership.

In 1998, 16 new companies joined CornerStone, including Propane
Continental, Inc. (`PCI'), the nation's 19th largest retail propane distributor which operates 34 retail propane customer service centers in 11 states. Additional information relating to the investment in CornerStone is incorporated by reference to Note 2 of `Notes to Consolidated Financial Statements' on page 27 of the Company's 1998 Annual Report, filed as
Exhibit 13 hereto.

CornerStone is principally engaged in (i) the retail distribution of propane for residential, commercial, industrial, agricultural and other retail uses; (ii) the wholesale marketing and distribution of propane, natural gas liquids and crude oil to the retail propane industry, the chemical and petrochemical industries and other commercial and agricultural markets; (iii) the repair and maintenance of propane heating systems and appliances; and (iv) the sale of propane-related supplies, appliances and other equipment. The retail propane business is a `margin-based' business in which gross profits depend on the excess of sales prices over propane supply costs. Sales of propane to residential and commercial customers, which account for the vast majority of CornerStone's revenue, have provided a relatively stable source of revenue for CornerStone. Based on fiscal 1998 retail propane gallons sold, the customer base consisted of 57% residential, 23% commercial and industrial and 20% agricultural and other customers. Sales to residential customers have generally provided higher gross margins than other retail propane sales. While commercial propane sales are generally less profitable than residential retail sales, we have traditionally relied on this customer base to provide a steady, noncyclical source of revenues. No single customer accounted for more than 1% of total revenues.

CornerStone's wholesale operations engage in the marketing of propane to independent dealers, major interstate marketers and the chemical and petrochemical industries. We participate to a lesser extent in the marketing of other natural gas liquids, the processing and marketing of natural gas and the gathering of crude oil. We either own or have contractual rights to use transshipment terminals, rail cars, long-haul tanker trucks, pipelines and storage capacity. CornerStone believes that its wholesale marketing and processing activities position it to achieve product cost advantages and to avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors.

The principal elements of CornerStone's business strategy are to (i) extend and refine our existing service orientation; (ii) continue to pursue balanced growth through small and large acquisitions, internal growth at our existing customer service centers and start-ups of new customer service centers; (iii) enhance the profitability of our existing operations by integrating the operations of our predecessors, implementing entrepreneurially oriented local manager incentive programs and continuing to centralize administrative systems; and (iv) capitalize on our national wholesale supply and logistics business.

PRODUCT

Propane, a by-product of natural gas processing and petroleum refining, is a clean-burning energy source recognized for its transportability and ease of use relative to alternative stand-alone energy sources. Our retail propane business consists principally of transporting propane to our retail distribution outlets and then to tanks located on our customers' premises. Retail propane use falls into four broad categories: (i) residential, (ii) industrial and commercial, (iii) agricultural and (iv) other applications, including motor fuel sales. Residential customers use propane primarily for space and water heating. Industrial customers use propane primarily as fuel for forklifts and stationary engines, to fire furnaces, as a cutting gas, in mining operations and in other process applications. Commercial customers, such as restaurants, motels, laundries and commercial buildings, use propane in a variety of applications, including cooking, heating and drying. In the agricultural market, propane is primarily used for tobacco curing, crop drying, poultry brooding and weed control. Other retail uses include motor fuel for cars and trucks, outdoor cooking and other recreational purposes, propane resales and sales to state and local governments. In our wholesale operations, we sell propane principally to large industrial customers and other propane distributors.

Propane is extracted from natural gas or oil wellhead gas at processing plants or separated from crude oil during the refining process. Propane is many times more compact as a liquid than a gas, and therefore is normally transported and stored in a liquid state under moderate pressure or refrigeration for ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, it is usable as a flammable gas. Propane is colorless and odorless; an odorant is added to allow its detection. Like natural gas, propane is a clean burning fuel and is considered an environmentally preferred energy source.

SOURCES OF SUPPLY

CornerStone's propane supply is purchased from oil companies and natural gas processors at numerous supply points located in the United States and Canada. During 1998, virtually all of our propane purchases for supply were made pursuant to agreements with terms of less than one year, but the percentage of contract purchases may vary from year to year as determined by CornerStone. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major delivery points. Most of these agreements provide maximum and minimum seasonal purchase guidelines. In addition, we make purchases on the spot market from time to time to take advantage of favorable pricing. We receive our supply of propane predominantly through railroad tank cars and common carrier transport.

Supplies of propane from our sources historically have been readily available. In 1998, Dynegy was our largest supplier providing approximately 9% of Cornerstone's total propane supply for our retail and wholesale operations (excluding propane obtained from our natural gas processing operations). CornerStone believes that if supplies from Dynegy were interrupted, we would be able to secure adequate propane supplies from other sources without a material disruption of our operations. No single supplier provided more than 10% of our domestic propane supply in the year. Although no assurance can be given that supplies of propane will be readily available in the future, CornerStone expects a sufficient supply to continue to be available. We have not experienced a shortage that has prevented us from satisfying our customers' needs and do not foresee any significant shortage in the supply of propane.

We engage in hedging of product cost and supply through common hedging practices. These practices are monitored and maintained by CornerStone management on a daily basis. Hedging of product cost and supply does not always result in increased margins. The market price of propane is subject to volatile changes as a result of supply or other market conditions over which we have no control. Since it may not be possible to pass rapid increases in the wholesale cost of propane on to customers immediately, such increases could reduce our gross profits. Consequently, CornerStone's profitability will be sensitive to changes in wholesale propane prices. We also engage in the trading of propane, natural gas, crude oil and other commodities in amounts that have not had and are not expected to have a material effect on our financial condition or results of operations.

We have from time to time leased space in storage facilities to take advantage of supply purchasing opportunities, and CornerStone believes that it will have adequate third party storage to take advantage of such opportunities in the future. Access to storage facilities will allow us, to the extent it may deem it desirable, to buy and store large quantities of propane during periods of low demand, which generally occur during the summer months, thereby helping to ensure a more secure supply of propane during periods of intense demand or price instability.

OPERATIONS

CornerStone has organized its operations in a manner that we believe enables us to provide excellent service to our customers and to achieve maximum operating efficiencies. Our retail propane distribution business is organized into regions. Each region is supervised by a regional manager. Team members located at the retail service centers in the various regions are primarily responsible for customer service and sales.

A number of functions are centralized at our corporate headquarters in order to achieve certain operating efficiencies as well as to enable the team members located in the retail service centers to focus on customer service and sales. Each of our primary retail service centers is equipped with a computer connected to the central management information system in our corporate headquarters. This computer network system provides us with accurate and timely information on supply cost, inventory and customer accounts. We make centralized purchases of propane through our wholesale division for resale to the retail service centers which allows us to achieve certain advantages, including price advantages, because of our status as a large volume buyer. The functions of cash management, accounting, taxes, payroll, permits, licensing, asset control, team member benefits, human resources, and strategic planning are also performed on a centralized basis.

COMPETITION

Based upon information provided by the Energy Information Administration, propane accounts for approximately 3-4% of household energy consumption in the United States. Propane competes primarily with natural gas, electricity and fuel oil as an energy source, principally on the basis of price, availability and portability. Propane is more expensive than natural gas on an equivalent BTU basis in locations served by natural gas, but serves as a substitute for natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Historically, the expansion of natural gas into traditional propane markets has been inhibited by the capital costs required to expand pipeline and retail distribution systems. Although the extension of natural gas pipelines tends to displace propane distribution in areas affected, we believe that new opportunities for propane sales arise as more geographically remote neighborhoods are developed. Propane is generally less expensive to use than electricity for space heating, water heating, clothes drying and cooking. Although propane is similar to fuel oil in certain applications and market demand, propane and fuel oil compete to a lesser extent primarily because of the cost of converting from one to the other.

In addition to competing with alternative energy sources, the Partnership competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry publications, the domestic retail market for propane is approximately 9.2 billion gallons annually, with more than 8,000 retail propane operations in the United States, of which the 10 largest retailers, including CornerStone, account for approximately 33% of the total retail sales of propane in the United States, with no single marketer having a greater than 10% share of the total retail market. Most of our customer service centers compete with five or more marketers or distributors. Each customer service center operates in its own competitive environment, because retail marketers tend to locate in close proximity to customers. Our customer service centers generally have an effective marketing radius of approximately 25 to 50 miles, although in certain rural areas the marketing radius may be extended by a satellite storage location.

The ability to compete effectively further depends on the reliability of service, responsiveness to customers and the ability to maintain competitive prices. CornerStone believes that its service capabilities and customer responsiveness differentiate it from many of these smaller competitors. Our team members are on call 24 hours a day and seven days a week for emergency repairs and deliveries. The wholesale liquefied petroleum gas (LPG) business, which includes propane, is highly competitive. CornerStone believes that the wholesale business provides us with a national presence and a reasonably secure, efficient supply base, and positions us well for expansion through acquisitions or start-up operations in new markets.

SEASONALITY

Because a substantial amount of propane is sold for heating purposes, the severity of winter and resulting residential and commercial heating usage have an important impact on CornerStone's earnings. Approximately two-thirds of our retail propane sales usually occur during the six-month heating season from October through March. As a result of this seasonality, our sales and operating profits are concentrated in the second and third fiscal quarters (October through March). Cash flows from operations, however, are greatest from November through April when customers pay for propane purchased during the six-month peak season. To the extent the Managing General Partner deems appropriate, CornerStone may reserve cash from these periods for distribution to Unitholders during periods with lower cash flows from operations. Sales and profits are subject to variation from month to month and from year to year, depending on temperature fluctuations.

Weather in 1998 averaged 9% warmer than normal in our market areas. While weather factors generally measure the directional impact of temperatures on the business, other factors such as product prices, geographic mix, magnitude and duration of temperature and weather conditions can also impact sales.

REGULATION

CornerStone's operations are subject to various federal, state and local laws governing the transportation, storage and distribution of propane, occupational health and safety, and other matters. All states in which we operate have adopted fire safety codes that regulate the storage and distribution of propane. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. Certain municipalities prohibit the below ground installation of propane furnaces and appliances, and certain states are considering the adoption of similar regulations. CornerStone cannot predict the extent to which any such regulations might affect CornerStone, but does not believe that any such effect would be material. It is not anticipated that we will be required to expend material amounts by reason of environmental and safety laws and regulations, but inasmuch as such laws and regulations are constantly being changed, we are unable to predict the ultimate cost to CornerStone of complying with environmental and safety laws and regulations. However, we are always aware of all existing state and federal environmental regulations and take all reasonable precautions to prevent any incidents that would violate any of these rules.

We currently meet and exceed federal regulations requiring that all team members employed in the handling of propane gas be trained in proper handling and operating procedures. All team members have participated or will participate within 90 days of their employment date, in hazardous materials training. We have established ongoing training programs in all phases of product knowledge and safety including participation in the National Propane Gas Association's (`NPGA') Certified Employee Training Program.

TEAM MEMBERS

As of December 31, 1998, CornerStone had 2,503 full-time team members. Fewer than 100 of our team members were represented by labor unions. CornerStone believes that its relations with its employees are good. We generally hire seasonal workers to meet peak winter demand.

ITEM 2. PROPERTIES -- PROPANE

The principal executive offices are located at 432 Westridge Drive, Watsonville, California 95076. These offices are leased through 2002. The accounting and the day-to-day operations are centralized in Lebanon, Missouri. These offices are leased through 2006. CornerStone leases retail service centers and administrative office space under noncancelable operating leases expiring at various times through 2008. As of December 31, 1998, customers are served from 310 customer service centers with operations in 34 states.

CornerStone owns and operates a fleet of over-the-road tractors, transport trailers, bobtail trucks and delivery and service vehicles to deliver propane and customer tanks to its customers. We also rely on common carriers to deliver propane to our retail service centers. Cornerstone owns approximately 450,000 propane storage tanks that are leased, rented or loaned to customers. Additionally in 1998, CornerStone operated bulk storage facilities with total propane storage capacity of approximately 15 million gallons, of which 3 million gallons are owned and 12 million gallons are leased. CornerStone does not own, operate or lease any underground propane storage facilities (excluding customer and local distribution tanks) or pipeline transportation assets (excluding local delivery systems).


                INTEGRATED COMMUNICATION AND DATA SOLUTIONS
                       AND NETWORK SERVICES BUSINESS

OVERVIEW - EXPANETS, INC.

Expanets, Inc. (`Expanets') is a leading provider of integrated communication solutions to businesses by offering voice and data networking solutions along with network services to our customers. We focus on small- to medium-sized business customers and offer solutions from multiple vendors providing over 55,000 active customers with solutions customized to their needs. We plan to expand in major metropolitan markets with attractive demographic and economic characteristics. As of December 31, 1998, Expanets had completed the acquisition of 18 leading private communication, data and network entities representing 1998 pro forma revenues of approximately $249 million. Our areas of expertise include voice networking, data networking, network management, messaging and web-enabling capabilities. We currently operate in 60 U.S. cities and in 25 states.

Expanets was formed by NorthWestern Growth in late 1997 as a Delaware corporation, under the name of Communication Systems USA, Inc., and in February 1999, the name was changed to Expanets, as part of national branding strategy. Acquisitions by Expanets are effected utilizing cash, stock in Expanets or a combination of both. Through the use of different classes of capital stock, NorthWestern (through NorthWestern Growth) controls approximately 94% of the voting common and preferred stock (as of December 31, 1998). Additional information relating to the investment in Expanets is incorporated by reference to Note 2 of `Notes to Consolidated Financial Statements' on pages 27-28 of the Company's 1998 Annual Report, filed as Exhibit 13 hereto.

INDUSTRY OVERVIEW

Efficiently exchanging information both internally and externally is a competitive advantage for businesses. Businesses are looking to a variety of new technologies to enhance the performance of their voice and data networking systems. For example, to exchange information, businesses are increasingly using client/server based applications, e-mail, remote access by mobile workers, the Internet, corporate Intranets, video, graphics and audio. An organization's ability to integrate and deploy the most responsive and reliable communications and information systems, customized to their needs in a cost-effective manner, will create have a competitive advantage.

While organizations recognize the importance of communication and data networking systems, the selection, implementation, customization and maintenance of these systems is becoming more complex. The complexity of networks is magnified by the need to integrate new and evolving technologies. Faced with a shortage of qualified technical resources and great demands to implement the latest technology while ensuring the reliability, performance and security of these systems, customers are increasingly relying on outside vendors to provide the necessary resources. By outsourcing services, companies are able to focus on their core businesses; access specialized technical skills; implement communications and data networking solutions more rapidly; benefit from flexible staffing; and reduce the cost of recruiting, training and retraining specialized talent. The rapid technological changes in networking and the move to out-sourcing of customized networking solutions have created increased demand for companies such as Expanets.

The communication systems and data services market is experiencing robust growth. Industry sources estimate that the current United States market for switching, networking and application equipment is over $17 billion and the market for telecommunications maintenance and professional services is approximately $4 billion. According to industry sources, between 1996 and 2000, the United States market for voice mail, interactive voice response units, networking equipment, and other telecommunications peripherals and applications is estimated to grow at a compound annual growth rate of approximately 12%.

PRODUCTS AND SERVICES

Expanets is poised to be a leader in the industry by capitalizing on developments in technology, increased demand for complex data networking, call centers, messaging systems, and voice, data and video integration. We provide a full range of these services from network design and engineering to installation and support.
We provide customers with a single source for a broad range of communications and data networking products and services to design, develop and implement technology solutions in a variety of customer environments. The following products are included in the suite of customer solutions we offer:
  * Network integration and support
  * Premise switching equipment
  * Interactive voice response (IVR) equipment
  * Voice message systems (VMS)
  * Data networking equipment
  * Call center equipment
  * Local and long distance voice telephony services
  * Data services
  * Internet access
  * Technologies that enable web hosting

Expanets, as a single source of enterprise communications solutions, enables customers to place their network strategy in the hands of a single company which can competently provide the correct technology and implement it appropriately. We work with our customers as a trusted ally to help them make the correct technology choices. This allows customers to know that they are purchasing the best technology for their current needs and have a clear network evolution path as new technologies and business requirements are developed.

Expanets believes that its relationships with a wide range of leading technology companies position Expanets to deliver the most appropriate solutions to each customer. Expanets provides products from many vendors, including: Siemens, Northern Telecom, Tadiran, NEC, Lucent, Meridian, Micom, Octel, PictureTel, Newbridge, Cisco, Edify, Verilink, Latitude, Siemon Cabling, Executone, Mitel, Adtran, AVT, Gandalf, Inter-Tel, VTEL, Fujitsu, Toshiba, Nortel, Panasonic, Active Voice, Compaq, Comdial, 3-Com, Scout, Taske, Safari, Hitachi, Centigram, ABS Talkx, Telrad, Airtouch, Nextel, IBM, Lotus Notes, CallWare, ISDN Products, Ascend Data Products, and Bay Networks, as well as others.

COMPETITION

The market for data services and solutions includes a large number of
competitors, is subject to rapid change and is highly competitive.   Many
of Expanets competitors in the communications business are small, owner-operated companies typically located and operated in a single geographic area. There also are a number of large, integrated national and multi-national companies (such as Lucent Technologies, AT&T) as well as the former regional Bell operating companies (`RBOCs'), with financial and other resources much greater than Expanets', engaged in providing commercial services in the service lines in which Expanets intends to focus and also manufacture and sell directly the products that Expanets services and sells. Future competition may be encountered from other newly formed or existing public or private service companies with aggressive acquisition programs. In addition, Expanets competes with its customers' internal resources, particularly when these resources represent a fixed cost to the customer.

Subject to this competitive environment, Expanets competes on the basis of the depth and breadth of services and products offered; the ability to provide innovative solutions to customers' needs; the ability to integrate communications and data networking systems as the related technologies continue to converge; and its reputation for providing the highest level of customer service.

Expanets has approximately 360 sales and marketing team members within the United States. These Expanets team members have significant experience selling complex communications and data networking solutions and managing customer relationships. Expanets uses several techniques to pursue new customer opportunities, including direct marketing, referrals, telemarketing, seminars, participation in trade shows and advertising.
Also we use a comprehensive approach to evaluate each customer's technology needs which will further efforts to cross-sell the depth and breadth of its product and service offerings to existing and potential customers.

REGULATION

Expanets operations are subject to various federal, state and local laws and regulations affecting businesses generally such as laws and regulations concerning employment, occupational health and safety, protection of the environment and other matters. Expanets believes it is in substantial compliance with all applicable regulatory requirements relating to its operations. One Expanets entity is required to file tariffs for long distance telecommunications services with the State of Oklahoma Corporations Commission. Expanets has not initiated any material capital expenditures regarding environmental protection in the past year. However, we are always aware of all existing state and federal environmental regulations and take all reasonable precautions to prevent any incidents that would violate any of these rules. Future events, however, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations may require additional expenditures by Expanets which may be material.

TEAM MEMBERS

As of December 31, 1998, Expanets employed 1577 team members. Expanets considers its relations with team members to be good. Approximately 106 team members are covered by collective bargaining agreements.

ITEM 2.  PROPERTIES - EXPANETS

The executive offices are located at 2 Oak Way, Berkeley Heights, New Jersey 07936, where Expanets leases office space. Substantially all of
Expanets' facilities are leased.   We serve over 55,000 customers in 60
cities and 25 states. Our principal otherproperties include inventory, equipment and vehicle fleet.

              ELECTRIC AND NATURAL GAS DISTRIBUTION BUSINESS

OVERVIEW- NORTHWESTERN PUBLIC SERVICE

NorthWestern Public Service, a division of NorthWestern, provides competitive, reliable electric and natural gas service and value-added services to customers in the upper Midwest. As of December 31, 1998, we provided electricity to 155,886 customers in South Dakota and natural gas to 78,912 customers in South Dakota and Nebraska. Electric and natural gas revenues accounted for 12% of all revenues for NorthWestern in 1998.

NorthWestern Public Service is qualified to conduct its electric and natural gas business in the states of South Dakota, Nebraska, Iowa and North Dakota. We do not currently serve any electric customers in Nebraska, North Dakota or Iowa.

NORTHWESTERN PUBLIC SERVICE -- ELECTRIC OPERATIONS OVERVIEW

Pursuant to the South Dakota Public Utilities Act, the South Dakota Public Utilities Commission (`PUC') assigned as our electric service territory the communities and adjacent rural areas in which we provide electric service in South Dakota. This gives us the right to provide fully bundled services to each present and future electric customer within our assigned territory for so long as the service provided is adequate.

Customer Base, Service Territory and Revenue

As of the December 31, 1998, NorthWestern Public Service provided retail electricity to 108 communities in South Dakota with a combined population of approximately 98,403 people. The NorthWestern Public Service territory spans over 26 counties in South Dakota. Electric energy sales constituted 7% of all revenue of NorthWestern for 1998. The following table shows electric revenues for the last three years, together with the percent of the total for each segment.

                       1996             1997             1998

Electric Revenue
   Residential       $31,274,274 42.6% $31,822,303 41.5% $31,832,054  40.6%
   Commercial
      & Industrial    38,682,023 52.7%  39,665,962 51.7%  40,017,227  51.0%
   Public and
      other retail     1,384,269  1.9%   1,445,711  1.9%   1,459,933   1.9%
   Sales for resale    1,311,133  1.8%   3,244,751  4.2%   4,498,815   5.7%
   Other                 765,296  1.0%     548,094  0.7%     592,977   0.8%
                    ------------ -----  ---------- -----  ----------  -----
  Total              $73,416,995 100.0% $76,726,821 100.0% $78,401,006 100.0%

Sales for resale primarily include power pool sales to other utilities. Power pool sales fluctuate from year to year depending on a number of factors including our availability of excess short-term generation and the ability to sell the excess power to the other utilities in the power pool. We also sell power and energy at wholesale to certain municipalities for resale and to various governmental agencies.

Electric Generation, Transmission and Distribution

NorthWestern Public Service shares in the ownership of the Big Stone Generating Plant (`Big Stone'), located near Big Stone City in northeastern South Dakota. In North Dakota, we maintain transmission facilities to interconnect with electric transmission lines of other utilities and share in the ownership of Coyote I Electric Generating Plant (`Coyote'), located near Beulah, North Dakota. In Iowa, we share in the ownership of Neal Electric Generating Unit No. 4 (`Neal'), located near Sioux City, Iowa. These facilities are fueled by coal, which is provided through various length contracts with several coal companies.

We are evaluating additional generation which will provide adequate generating capacity reserves through the year 2000. Currently, we have capacity options for the years 2001-2007. Because the cost of capacity has risen significantly and also because of the reduced availability of capacity in the future, NorthWestern Public Service is developing a comprehensive plan to assure that it has sufficient capacity to meet customer needs and the reserve requirements of the Mid-Continent Area Power Pool (`MAPP').

Capability and Demand

As of December 31, 1998, the aggregate net summer peaking capacity of all NorthWestern Public Service-owned electric generating units was 308,289 kw, consisting of 104,420 kw from Big Stone (our 23.4% share), 42,700 kw from Coyote (our 10.0% share), 54,169 kw from Neal (our 8.7% share), and 107,000 kw from internal combustion turbine units and small diesel units, used primarily for providing electric power during peak demand periods. In addition to those plant facilities, we have entered into agreements to purchase up to 14,950 kw of firm capacity from Basin Electric Cooperative and various amounts from Nebraska Public Power District to assist in meeting peak demands.

We are a summer peaking utility. The 1998 peak demand of 276,976 kw occurred on July 14, 1998. Total system capability at the time of peak was 333,589 kw. The reserve margin for 1998 was 20%. The minimum reserve margin requirement as determined by the members of the MAPP, of which we are a member, is 15%.

MAPP is an area power pool arrangement consisting of utilities and power suppliers having transmission interconnections located in a 9-state area in the north central region of the United States and in two Canadian provinces. The objective of MAPP is to accomplish coordination of planning and operation of generation and interconnecting transmission facilities to provide reliable and economical electric service to members' customers, consistent with reasonable utilization of natural resources and protection of the environment. While benefiting from the advantages of the planning, coordination, and operations of MAPP, each member has the right and obligation to own or otherwise provide the facilities to meet its own requirements. The terms and conditions of the MAPP agreement and transactions between MAPP members are subject to the jurisdiction of the Federal Energy Regulatory Commission (`FERC'). NorthWestern Public Service also has interconnections with the transmission facilities of Otter Tail Power Company, Montana-Dakota Utilities Co., Northern States Power Company, and Western Area Power Administration and has emergency interconnections with transmission facilities of East River Electric Cooperative, Inc. and West Central Electric Cooperative. These interconnections and pooling arrangements enable us to arrange purchases or sales of substantial quantities of electric power and energy with other pool members and to participate in the benefits of pool arrangements.

We are in the process of updating the load forecast portion of our integrated resource plan to identify how it will meet the future electric energy needs of our customers. The plan includes estimates of customer usage and programs to provide for economic, reliable, and timely supplies of energy.

Fuel Supply

Lignite and sub-bituminous coal were utilized as fuel for virtually all of the electric energy generated during 1998. North Dakota lignite is the primary fuel at Coyote. Montana sub-bituminous coal was burned at Big Stone during 1998. During 1998, the average heating value of lignite burned was 6,926 BTU per pound at Coyote. The sulfur content of this lignite is typically between 0.8% and 1.2%. The Montana sub-bituminous coal burned at Big Stone contained an average heating value of 8,731 BTU per pound and a sulfur content between 0.58% and 0.70%. Neal burned Wyoming sub-bituminous coal which had an average heating value of 8,401 BTU per pound during 1998. Typically, the sulfur content of this coal is between 0.30% and 0.40%.

Our fuel costs have remained relatively stable. The average cost by type of fuel burned is shown below for the periods indicated:


                                                        % of 1998
                            Cost Per Million BTU         Megawatt
                            Year Ended December 31         Hours
                           -----------------------       Generated
Fuel Type                    1996    1997    1998      --------------
                            -----    ----    ----
Sub-bituminous - Big StonE  $.95     $.93    $.96         50.2%
Lignite - Coyote**           .86      .91     .89         21.5%
Sub-bituminous - Neal        .75      .71     .73         27.3%
Natural Gas                 2.24     2.33    2.57         *
Oil                         4.65     4.64    4.17         *

      *Combined for approximately one percent.
     **Includes pollution control reagent.

During 1998, the average delivered cost per ton of lignite was $11.71 to Coyote. The average cost per ton of sub-bituminous coal received at Big Stone for 1998 was $16.77. The average cost for coal delivered to Neal was $12.39 per ton for 1998. Such amounts include severance taxes imposed by the states of North Dakota and Montana and a production tax imposed by the state of Wyoming. While the effect on our fuel costs of future changes in severance or production taxes cannot be predicted, any changes in our fuel costs may be passed on to our customers through the operation of the fuel adjustment clause. This feature of our electric rates is more fully discussed in the section entitled `Regulation'.

The continued delivery of lignite and sub-bituminous coal to the three large steam generating units in which we are part owner is reasonably assured by contracts covering various periods of the operating lives of these units. The contract for delivery of Montana sub-bituminous coal to Big Stone expires in 1999. Evaluations of supply options are currently being conducted to select a coal supply for periods beyond 1999. The contract for delivery of lignite to Coyote, which expires in 2016, provides for an adequate fuel supply for the estimated economic life of that plant. Neal receives Wyoming sub-bituminous coal under multiple firm and spot contracts with terms up to several years in duration.

Following test burns in 1990 and 1991, the owners of the Big Stone Plant received approval from the South Dakota Department of Environment and Natural Resources to burn tire derived fuel (`TDF') and refuse derived fuel (`RDF'). The quantity of TDF and RDF that was burned in 1998 was less than 5% of the total fuel consumption at the plant.

The fossil fuel supplies for Big Stone and Neal are delivered via unit trains belonging to the respective plants' owners and locomotives of the Burlington Northern/Santa Fe Railroad and the Union Pacific Railroad, respectively. The lignite supply for Coyote is delivered via conveyor at this `mine-mouth' plant. In early 1996, the partners at Big Stone executed a fifteen year operating lease agreement for aluminum unit train cars.
This agreement was effective late in 1996. The prior unit train cars were sold to another third party independent of the leasing transaction.

While we have no firm contract for diesel fuel for our other electric generating plants, we have been able to purchase our diesel fuel requirements in recent years from local suppliers and currently have in storage an amount adequate to satisfy our normal requirements for such fuel.

Additional information relating to jointly owned plants is incorporated by reference to Note 7 of the `Notes to Consolidated Statements' of the Company's 1998 Annual Report to Stockholders filed as an Exhibit 13 hereto.

COMPETITION

Direct competition does not presently exist within NorthWestern Public Service's assigned electric territory for the supply and delivery of electricity. Providers of electricity compete with each other to some extent to attract and retain customers to their assigned service areas. In addition, some degree of competition exists with the ability of some customers to self-generate or by-pass parts of our electric system. However, to date these threats of competition have not been prevalent in our electric territory.

Competition for various aspects of electric services is being introduced throughout the country that will open utility markets to new providers of some or all the traditional utility services. It is unclear if and when such competition will begin to affect NorthWestern Public Service's territory. Should this occur, we expect competition will emerge first for the commodity of electricity. Potential competitors include various surrounding providers as well as national providers of electricity. Competition may also arise for distribution, meter reading, billing and any other aspect of utility services.

Competition in the utility industry is likely to result in the unbundling of utility services. Separate markets may emerge for generation, transmission, distribution, meter reading, billing and other services currently provided by utilities as a bundled service. At present it is unclear when or to what extent unbundling of utility services will occur. We are ever mindful of the trends in the industry and are formulating a strategy to meet and anticipate the changes in the industry in the years ahead.

SEASONALITY

Seasonal temperatures can have a large impact on sales and corresponding revenues in the electric utility industry. The past two winters have been relatively mild in South Dakota which has had an adverse effect on electric revenues. However, favorable sales of electricity during the summer and fall seasons have offset this effect. NorthWestern Public Service has sought to counteract seasonal revenue variations by becoming more efficient and reducing expenditures whenever possible.

NORTHWESTERN PUBLIC SERVICE -- NATURAL GAS
OPERATIONS OVERVIEW

NorthWestern Public Service has nonexclusive municipal franchises to provide natural gas service in Nebraska and South Dakota communities in which it provides such service. The maximum term permitted under Nebraska law for such franchises is 25 years while the maximum term permitted under South Dakota law is 20 years. Our policy is to seek renewal of a franchise in the last year of its term. We have never been denied the renewal of any of these franchises and do not anticipate that any future renewals would be denied. Natural gas service generally consists of fully bundled services, although certain large commercial and industrial customers as well as wholesale customers, may buy the natural gas commodity from another provider. In this instance, we provide transportation service to the customer's facility.

Customer Base, Service Territory and Revenue

NorthWestern Public Service serves 61 retail communities. Four of those communities served are in Nebraska -- North Platte, Grand Island, Kearney and Alda. The total population in those communities served by us according to the 1990 census was 193,229. Our gas operations are in a total of 22 counties in South Dakota and Nebraska. Purchase adjustment clauses contained in South Dakota and Nebraska tariffs allow NorthWestern Public Service to reflect increases or decreases in fuel and purchase power costs on a timely basis.

The following table shows natural gas revenues for the last three years, together with the percent of the total for each segment.

                        1996            1997              1998

Gas Revenue
   Residential     $42,116,789 58.3% $43,247,896 55.8% $37,216,059 55.3%
   Commercial
      & Industrial  29,487,955 40.8%  33,620,524 43.3%  29,674,557 44.1%
   Other               664,302  0.9%     692,744  0.9%     353,878  0.5%
                   ----------- ----   ---------- -----  ---------- -----
      Total        $72,269,046 100.0% $77,561,164 100.0% 67,244,494 100.0%

Natural Gas Sales and Distribution

NorthWestern Public Service owns and operates natural gas distribution systems serving 39,076 customers in eastern South Dakota. In 1996, we completed construction of a new natural gas pipeline in northern South Dakota which increased capacity to 15,000 MMBTU per day. In 1995, we executed a service agreement with Cibola Energy Services Corporation (`Cibola') whereby Cibola coordinates supply and transportation services. The pipeline and storage capacity is provided under service agreements with Northern Natural Gas Company. These agreements provide for firm deliverable pipeline capacity of approximately 57,215 MMBTU per day in South Dakota.

In Nebraska, we own and operate natural gas distribution systems serving 39,836 retail customers in the village of Alda and the cities of Grand Island, Kearney, and North Platte. We purchase all of our natural gas for these systems through KN Gas Marketing, Inc. (`KN') under a service agreement entered in 1995 with all supply and transportation services coordinated through NorthWestern Energy. These agreements provide for firm deliverable pipeline capacity of approximately 57,429 MMBTU per day in Nebraska.

In 1992, FERC issued Order 636. Order 636 requires, among other provisions, that all companies with natural gas pipelines separate natural gas supply or production services from transportation service and storage business. This allows natural gas distribution companies, such as NorthWestern Public Service, and individual customers to purchase natural gas directly from producers, third parties, and various gas marketing entities and transport it through the suppliers' pipelines. We have operated under the restructured environment during the past several years.

To supplement firm gas supplies, our service agreements with Cibola and KN also provide for underground natural gas storage services to meet the heating season and peak day requirements of our gas customers. In addition, we also own and operate five propane-air plants with a total rated capacity of 14,000 MMBTU per day, or approximately 10% of peak day requirements. The propane-air plants provide an economic alternative to pipeline transportation charges to meet the peaks caused by customer demand on extremely cold days.

A few of our industrial customers purchase their natural gas requirements directly from gas marketing firms for transportation and delivery through our distribution system. Transportation rates have been designed to make NorthWestern Public Service economically indifferent as to whether we sell and transport natural gas or transport natural gas only.

COMPETITION

There are no assigned service territories for the natural gas portion of NorthWestern Public Service, and therefore competition in this industry may come from a number of sources. Competition currently exists for commodity sales to large volume customers. NorthWestern Energy is the primary entity that engages in the natural gas commodity market. NorthWestern Public Service functions as a distribution entity for natural gas. Competition for delivery exists in the form of system by-pass, alternative fuel sources, (propane or fuel oil) and, in some cases, duplicate providers such as KN Energy in Nebraska. The key to NorthWestern Public Service's continued success is to maximize efficiency, reliability, service quality and customer satisfaction.

Competition in the natural gas industry is likely to result in the further unbundling of natural gas services. Separate markets may emerge for the natural gas commodity, transmission, distribution, meter reading, billing and other services currently provided by utilities. At present it is unclear when or to what extent further unbundling of utility services will occur. It is clear, however, that to remain the consumer's provider of choice, NorthWestern Public Service must provide top quality services at reasonable prices. To prepare for the future, NorthWestern Public Service must ensure that all aspects of this business are efficient, reliable, economical and customer focused.

SEASONALITY

One of the predominant factors affecting NorthWestern Public Service's natural gas operations is weather patterns during the winter heating season. Because natural gas is heavily used for residential and commercial heating, the demand for this product depends upon weather conditions. In 1998, the 13.3% decrease in natural gas revenues from 1997, primarily reflects the negative impact from significantly warmer weather than the prior year during the heating season. During the first quarter of 1998, weather was approximately 18% warmer than 1997, while weather during the last quarter of 1998 was also warmer than the prior year by approximately 14%.

NORTHWESTERN PUBLIC SERVICE -- UTILITY OPERATIONS - ELECTRIC AND NATURAL
GAS

REGULATION

NorthWestern Public Service is a `public utility' within the meaning of the Federal Power Act and the South Dakota Public Utilities Act and, as such, is subject to the jurisdiction of, and regulation by, FERC with respect to issuance of securities, the PUC with respect to electric service territories, and both FERC and the PUC with respect to rates, service, accounting records, and in other respects. The State of Nebraska has no centralized regulatory agency which has jurisdiction over our operations in that state; however, our natural gas rates are subject to regulation by the municipalities in which we operate.

Under the South Dakota Public Utilities Act, effective July 1, 1976, a requested rate increase may be implemented 30 days after the date of its filing unless its effectiveness is suspended by the PUC and, in such event, can be implemented subject to refund with interest six months after the date of filing, unless sooner authorized by the PUC. Our electric rate schedules provide that we may pass along to all classes of customers qualified increases or decreases in the cost of fuel used in our generating stations and in the cost of fuel included in purchased power. A purchased natural gas adjustment provision in our natural gas rate schedules permits us to pass along to natural gas customers increases or decreases in the cost of purchased natural gas.

We filed no electric rate cases in South Dakota during the three years ended December 31, 1998. A natural gas increase was implemented in South Dakota on November 15, 1994. Effective April 1, 1995, we implemented increased rates related to our Nebraska natural gas service area as a result of a negotiated settlement with representatives of the four communities in which we operate.

On April 24, 1996, FERC issued its final rule (Order No. 888) on wholesale electric transmission open access and recovery of stranded costs. On July 9, 1996, NorthWestern Public Service, along with other jurisdicational utilities, filed tariffs with FERC in compliance with Order 888. Included in this filing, NorthWestern Public Service filed an Open Access Transmission Tariff (`OATT') which conforms to the `Pro Forma' tariff in Order 888 in which eligible transmission service customers can choose to purchase transmission services from a variety of options ranging from full use of the transmission network on a firm long-term basis to a fully interruptible service available on an hourly basis. These tariffs also include a full range of ancillary services necessary to support the transmission of energy while maintaining reliable operations of our transmission system.

FERC has approved NorthWestern Public Service's Request for Waiver of the requirements of FERC Order No. 888 as it relates to the Standards of Conduct. The Standards of Conduct require companies to physically separate their transmission operations/reliability functions from their marketing/merchant functions. The Request for Waiver is based on criteria established by FERC, exempting small public utilities as defined by the United States Small Business Administration.

NorthWestern Public Service's operations are also subject to various federal, state and local laws and regulations affecting businesses generally such as laws and regulations concerning employment, occupational health and safety, protection of the environment and other matters. NorthWestern Public Service believes it is in substantial compliance with applicable regulatory requirements relating to its operations.

NorthWestern Public Service has not initiated any material capital expenditures regarding environmental protection in the past year. However, we are always aware of all existing state and federal environmental regulations and take all reasonable precautions to prevent any incidents that would violate any of these rules.

We are subject to regulation with regard to air and water quality, solid waste disposal, and other environmental considerations by Federal, state, and local governmental authorities. The application of governmental requirements to protect the environment involves or may involve review, certification, issuance of permits, or similar action by government agencies or authorities, including the United States Environmental Protection Agency (EPA), the South Dakota Department of Environment and Natural Resources (DENR), the North Dakota State Department of Health, and the Iowa Department of Environmental Quality, as well as compliance with decisions of the courts.

The Clean Air Act Amendments of 1990 (the `Clean Air Act') stipulate limitations on sulfur dioxide and nitrogen oxide emissions from coal-fired power plants will require the purchase of additional emission allowances or a reduction in sulfur dioxide emissions beginning in the year 2000 from the Big Stone Plant. NorthWestern Public Service believes it can economically meet the sulfur dioxide emission requirements of the Clean Air Act by the required compliance dates.

With regard to the Clean Air Act's nitrogen oxide emission requirements, the Neal wall-fired boiler is expected to meet the emission limitations for such boilers. The Clean Air Act does not yet specify nitrogen oxide limitations for boilers with cyclone burners such as those used at Big Stone and Coyote because practical low-nitrogen oxide cyclone burner technology does not exist. It requires the EPA to establish nitrogen oxide emission limitations for cyclone boilers including taking into account that the cost to accomplish such limits be comparable to retrofitting low-nitrogen oxide burner technology to other types of boilers. In addition, the Clean Air Act also requires future studies to determine what controls, if any, should be imposed on coal-fired boilers to control emissions of certain air toxics other than sulfur and nitrogen oxides. Because of the uncertain nature of cyclone boiler nitrogen oxide and air toxic emission limits, NorthWestern Public Service cannot now determine the additional costs, if any, it may incur due to these provisions of the Clean Air Act.

NorthWestern Public Service has met or exceeded the removal and disposal requirements of equipment containing polychlorinated biphenyls (PCBs) as required by state and Federal regulations. We will use some PCB-contaminated equipment for its remaining useful life, and dispose of the equipment according to pertinent regulations that govern that use and disposal of this equipment. PCB-contaminated oil is burned for energy recovery at a permitted facility.

The South Dakota DENR and the EPA adopted regulations imposing requirements upon the owners and operators of above ground and underground storage tanks. Our fuel oil storage facilities at our generating plants in South Dakota are affected by the above ground tank regulations, and we have instituted procedures for compliance.

In addition to the Clean Air Act, we are also subject to other environmental regulations. NorthWestern Public Service believes that it is in compliance with all presently applicable environmental protection requirements and regulations. However, we are unable to forecast the effect which future environmental regulations may ultimately have upon the cost of our utility-related facilities and operations. No administrative or judicial proceedings involving NorthWestern Public Service are now pending or known by us to be contemplated under presently effective environmental protection requirements.

The states of South Dakota, North Dakota, and Iowa have enacted laws with respect to the siting of large electric generating plants and transmission lines. The South Dakota PUC, the North Dakota Public Service Commission, and the Iowa Utilities Board have been granted authority in their respective states to issue site permits for nonexempt facilities.

TEAM MEMBERS

As of December 31, 1998, NorthWestern Public Service had 369 full time and 24 part time team members. System Council U-26 of the International Brotherhood of Electrical Workers (`IBEW') is the bargaining entity for 178 team members. NorthWestern Public Service considers its relations with team members to be good.

ITEM 2.  PROPERTIES - NORTHWESTERN PUBLIC SERVICE

NorthWestern Public Service's head offices are owned and located at 600 Market Street West, Huron, SD 57350. Substantially all of
NorthWestern Public Service's facilities are owned.

NorthWestern Public Service co-owns 3 steam plants and owns 9 other generating stations. We also have 120 electric substations and over 3,000 pole miles of electric lines. We have 5 gas plants with a daily capacity of 17,853 mcf with 1,906 miles of gas mains for distribution.

OTHER NON-REGULATED BUSINESS

NorthWestern also provides other value-added energy and service solutions through the following non-regulated partners, each of which is a South Dakota corporation and wholly-owned subsidiary of NorthWestern:

* NorthWestern Energy Corporation provides customized energy-related solutions and energy management and consultation services primarily to large business customers and other energy providers;

* NorthWestern Services Corporation provides energy-related turn-key capital improvement project solutions to business customers in the United States and electrical and HVAC services and solutions to residential customers within South Dakota and Nebraska;

* NorCom Advanced Technologies, Inc. provides a comprehensive variety of voice, video and data products and services to customers primarily in North Dakota, South Dakota and Nebraska.

INTELLECTUAL PROPERTY - NORTHWESTERN CORPORATION

NorthWestern and each of its partner entities utilize a variety of registered and unregistered trademarks and servicemarks for its products and services. Unregistered marks are governed by common law and state unfair competition laws. We regard our trademarks and servicemarks and other proprietary rights as valuable assets and believe that they are associated with a high level of quality and have significant value in the marketing of our products. Our policy is to vigorously protect our intellectual property and oppose any infringement of our trademarks and servicemarks.

NorthWestern's success is also dependent in part on its trade secrets and information technology, some of which is proprietary to NorthWestern, and other intellectual property rights. We rely on a combination of nondisclosure and other contractual arrangements, technical measures, and trade secret and trademark laws to protect our proprietary rights. Where appropriate, we enter into confidentiality agreements with our team members and attempt to limit access to and distribution of proprietary information.

BUSINESS RISK - NORTHWESTERN CORPORATION

Competition and Business Risk Information is incorporated by reference to Management's Discussion and Analysis of the Company's 1998 Annual Report, on pages 17 through 19, and filed as Exhibit 13 hereto.

ENVIRONMENTAL - NORTHWESTERN CORPORATION

By virtue of the nature of our operations in electricity, natural gas, propane and other areas, NorthWestern and its partner entities are subject to numerous environmental laws and regulations in the ordinary course of day-to-day operations, and such laws and regulations may require us to incur certain costs, which could be substantial, to operate existing facilities, construct and operate new facilities and mitigate or remove the effect of past operations on the environment. We proactively try to prevent adverse environmental impacts by regularly monitoring operations to ensure the environment is not compromised. When we become aware of an environmental issue, we investigate the situation to gain facts as to the nature and magnitude of environmental impact, and the extent, if any, that we may be held responsible for contributing to any costs incurred for taking action at such sites. We also attempt to gain information to reasonably estimate potential costs attributable to any environmental issue. NorthWestern does not believe any pending environmental liabilities will have a significant impact on the results of operations or financial position of the Company. It is not possible for us to predict the scope, enforceability or financial impact of other environmental laws or regulations which may be established in the future.

Additional information relating to `Environmental Matters' is incorporated by reference to Note 12 of `Notes to Consolidated Financial Statements' on pages 32-33, of the Company's 1998 Annual Report, filed as Exhibit 13 hereto.

ITEM 3.  LEGAL PROCEEDINGS - NORTHWESTERN CORPORATION

NorthWestern and its partner entities are parties to various pending proceedings and lawsuits, but in the judgment of management after consultation with counsel for NorthWestern, the nature of such proceedings and suits, and the amounts involved do not depart from the routine litigation and proceedings incident to the kind of business conducted by NorthWestern.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No issues were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                             PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

      The Company's common stock, which is traded under the ticker symbol NOR, is listed on the New York Stock Exchange. The following are the high and low sale prices for common stock for each full quarterly periods with the most recent years and the dividends paid per share during each period:

                       QUARTERLY COMMON STOCK DATA


                                   Prices                   Cash
                                  --------                Dividends
                               High       Low              Declared
                           ----------  ---------         ------------
1998
First Quarter            $  24        $ 21 5/16          $  .24 1/4
Second Quarter              25 5/16     20  1/4             .24 1/4
Third Quarter               27 7/16     23 15/16            .24 1/4
Fourth Quarter              26 1/2      22 3/4              .25 3/4

1997
First Quarter           $   19 3/4    $ 16 15/16        $   .23
Second Quarter              22 1/4      18 5/16             .23
Third Quarter               21 1/4      17 3/4              .23
Fourth Quarter              23 1/2      18 7/16             .24 1/4

ITEM 6.  SELECTED FINANCIAL DATA

      The information required by this Item 6 is incorporated by reference to "11 Year Financial Summary" of the financial section of the Company's 1998 Annual Report to Stockholders, filed as an Exhibit hereto.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION

      The information required by this Item 7 is incorporated by reference to "Management's Discussion and Analysis" of the Company's 1998 Annual Report to Stockholders, filed as an Exhibit hereto.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

      The information required by this Item 7A is incorporated by reference to the Company's 1998 Annual Report to Stockholders, filed as an Exhibit 13 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this Item 8 is incorporated by reference to the Company's financial statements and related footnotes of the Company's 1998 Annual Report to Stockholders, filed as an Exhibit hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

      There have been no changes in accountants or disagreements on accounting principles or practices or financial statement disclosures.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE
          OFFICERS OF THE REGISTRANT

(a)  IDENTIFICATION OF DIRECTORS

      The information regarding directors required by this Item 10 is incorporated by reference to the information under "Election of Directors" and Reports to the Securities and Exchange Commission" in the Company's definitive Proxy Statement dated March 9, 1999, and filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934. The executive officers of the Company are as follows:

M. D. Lewis, Chairman and Chief Executive Officer, age 51

     Chairman since May 1, 1997; Chief Executive Officer since February 1994; President since February 1994; formerly Executive Vice President from May 1993, to February 1994; Executive Vice President-Corporate Services 1992-1993; Vice President-Corporate Services 1987-1992;
     Assistant Corporate Secretary 1982-1993. Mr. Lewis also serves as Chairman of Northwestern Growth Corporation, Cornerstone Propane GP, Inc., Blue Dot Services, Inc., and Expanets, Inc.

R. R. Hylland, President and Chief Operating Officer, age 38

     Executive  Vice  President since May, 1996.  Formerly  Executive  Vice
     President - Strategic Development November 1995-May 1996; Vice President-Strategic Development from August 1995 to November 1995; Vice President Corporate Development from 1993-1995; Vice President-Finance from 1991-1995; Treasurer from 1990-1994; Mr. Hylland also serves as Vice Chairman and Chief Executive Officer of Northwestern Growth Corporation since January, 1998. Formerly President and Chief Operating Officer September 1994-January 1998. Mr. Hylland is also a member of the board of directors of Northwestern Public Service, Northwestern Growth Corporation, Cornerstone Propane GP, Inc., Blue Dot Services, Inc., Expanets, Inc., and LodgeNet Entertainment Corporation.

A. D. Dietrich, Vice President - Legal Administration, age 48

     Vice President-Administration since November 1994; Corporate Secretary since October 1989; formerly Vice President-Legal May 1990-November 1994.

D. K. Newell, Vice President - Finance and Chief Financial Officer, age 42

     Chief Financial Officer and Vice President - Finance since July 1996. Formerly Vice President - Finance, July 1995-June 1996. Prior to joining the Company in 1995, Mr. Newell served as CFO, Vice President
     - Finance and Treasurer with Energy Fuels Corporation. Mr. Newell also serves as President and COO of Northwestern Growth Corporation since January 1998. Formerly Executive Vice President of Northwestern Growth Corporation July 1995 - January 1998. Mr. Newell also is a member of the board of directors of Northwestern Growth Corporation, Cornerstone Propane Partners, Blue Dot Services, Inc, Expanets, Inc., and Franklin Industries.

R. A. Thaden, Vice President - Communications, age 47

     Vice President-Communications since February 1997; formerly Treasurer November 1994 - May 1997; Manager-Corporate Accounting 1987-November 1994. Ms. Thaden also serves as Vice President of Northwestern Growth Corporation since September 1995. Formerly Treasurer of Northwestern Growth Corporation September 1995-May 1997.

D. A. Monaghan, Controller and Treasurer, age 31

     Controller and Treasurer since June 1997. Mr. Monaghan also serves as Treasurer of Northwestern Growth Corporation, Northwestern Services Corporation, and Northwestern Energy Corporation. Formerly Controller November 1996-May 1997. Prior to joining the Company in November 1996, Mr. Monaghan was an audit and consulting manager with regional public accounting firm Baird, Kurtz & Dobson.

W .A. Trey Bradley, III  Vice President & Chief Information Officer, age 40

     Vice President & Chief Information Officer since April 1998. Prior to joining the Company in April 1998, Mr. Bradley was Senior Vice President - Chief Information Officer of Mary Kay, Inc. in Dallas Texas from 1994 to 1998. Previously Mr. Bradley was with Price Waterhouse LLP from 1990 to 1994 as senior manager and Andersen Consulting from 1989 to 1990.

J. M. Fabiano, Vice President - Human Resources, age 43

     Vice President - Human Resources since January 1999. Prior to joining the Company, Mr. Fabiano was Vice President - Human Resources for Tricon Global Restaurants, the restaurant business of PepsiCo, Inc.

E. R. Jacobsen, Vice President - General Counsel & Chief Legal Officer, age 42

     Vice President - General Counsel & Chief Legal Officer since November 1998. Prior to joining the Company, Mr. Jacobson was Vice President - General Counsel and Secretary of LodgeNet Entertainment Corporation, a specialized communications company. Previously Mr. Jacobson was a partner with the law firm Manatt, Phelps & Phillips in Los Angeles, California.

      All of the above executive officers of the registrant serve at the discretion of the Board, and are elected annually by the Board of Directors following the Annual Meeting of Stockholders. No family relationships exist between any officers of the Company.

Reports to the Securities and Exchange Commission

     The information required by Item 405 of Regulation S-K is incorporated by reference to the information under "Reports to the Securities and Exchange Commission" in the Company's definitive Proxy Statement dated March 9, 1999 and filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this Item 11 is incorporated by reference to the information under "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement dated March 9, 1999, and filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item 12 is incorporated by reference to the information under "Securities Ownership by Directors and Officers" in the Company's definitive Proxy Statement dated March 9, 1999, and filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13.  CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS

     The Company has no relationships or transactions covered by this item.

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

     1.   Financial Statements

     The following items are included in this annual report by reference to the registrant's Annual Report to Stockholders for the year ended December 31, 1998:

                                                       Page in financial
                                                      section of Annual
                                                    Report to Stockholders
                                                   ------------------------
     FINANCIAL STATEMENTS:

     Report of Independent Public Accountants                 20

     Consolidated Statements of Income for the
     Three Years Ended December 31, 1998                      21

     Consolidated Statements of Cash Flows for the
     Three Years Ended December 31, 1998                      22

     Consolidated Balance Sheets,
     December 31, 1998 and 1997                               23

     Consolidated Statement of Sharholders' Equity
     For the Three Years Ended December 31, 1998              24

     Notes to Consolidated Financial Statements              25-35

     Quarterly Unaudited Financial Data for the
     Two Years Ended December 31, 1998                        35

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

3.   Exhibits

      The exhibits listed on the Exhibit Index beginning of this Annual
Report on Form 10-K are filed herewith or are incorporated herein by reference to other filings.

(b)  REPORTS ON FORM 8-K

      The  Company  filed  a  Form  8-K  on  November  17,  1998,   and  is
incorporated herein by reference. Commission File No. 0-692.


                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    NorthWestern Corporation

March 30, 1999  /s/ M. D. Lewis
                --------------------------------------------------
                M. D. Lewis, Chairman of the Board of Directors
                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

March 30, 1999  /s/ M. D. Lewis
               ---------------------------------------------------
               M. D. Lewis, Chairman of the Board of Directors
               and Chief Executive Officer

March 30, 1999  /s/ R. R. Hylland
               --------------------------------------------------
               R. R. Hylland, Director,
               President and Chief Operating Officer

March 30, 1999  /s/ D. K Newell
               -------------------------------------------------
               D. K. Newell, Vice President - Finance
               and Chief Financial Officer
               (Principal Financial Officer)

March 30, 1999  /s/ David A. Monaghan
                ------------------------------------------------
                David A. Monaghan, Controller and Treasurer
                (Principal Accounting Officer)

March 30, 1999  /s/ Randy G. Darcy
                ------------------------------------------------
                Randy G. Darcy, Director

March 30, 1999  /s/ Gary G. Drook
                -----------------------------------------------
                Gary G. Drook, Director

March 30, 1999  /s/ Aelred J. Kurtenbach
                -----------------------------------------------
                Aelred J. Kurtenbach, Director

March 30, 1999  /s/ Jerry W. Johnson
                -----------------------------------------------
                Jerry W. Johnson, Director

March 30, 1999  /s/ Larry F. Ness
                -----------------------------------------------
                Larry F. Ness, Director

March 30, 1999  /s/ Gary Olson
               ------------------------------------------------
               Gary Olson, Director

March 30, 1999  /s/ Raymond M. Schutz
               -----------------------------------------------
               Raymond M. Schutz, Director

March 30, 1999  /s/ Bruce I. Smith
                ----------------------------------------------
                Bruce I. Smith, Director

Report of Independent Public Accountants
To the Shareholders and Board of Directors of NorthWestern Corporation:

     We have audited the accompanying consolidated balance sheets of NORTHWESTERN CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NorthWestern Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


Arthur Andersen LLP
Minneapolis, Minnesota
January 29, 1999

                                  SCHEDULE II


               NORTHWESTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A              Column B    Column C       Column D   Column E
                                  Additions
                           Balance
                          Beginning Charged  Charged              Balance
                          of Period to Costs to Other Deductions  End
Description                 (F1)    Expenses Expenses    (F2)    of Period


                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                  (In Thousands)


RESERVES DEDUCTED
FROM APPLICABLE ASSETS:
 Uncollectible accounts       $3.583  $3,509   $    -   $(1,030)    $6,062
                              ======  ======   ======   ========    ======
OTHER DEFERRED
CREDITS:
 Reserve for
decommissioning costs         $8,813    $513   $    -   $     -     $9,326
                              ======  ======   ======  ========    =======
                     FOR THE YEAR ENDED DECEMBER 31, 1997

RESERVES DEDUCTED
FROM APPLICABLE ASSETS:
 Uncollectible accounts       $5,369  $1,522   $    -   $(3,308)   $3,583
                              ======  ======   ======   ========   ======
OTHER DEFERRED
CREDITS:
 Reserve for
 decommissioning costs        $8,300    $513   $    -  $     -    $8,813
                              ======    ====   ======  =======    ======

                     FOR THE YEAR ENDED DECEMBER 31, 1996

RESERVES DEDUCTED
FROM APPLICABLE ASSETS:
 Uncollectible accounts       $8,705   $3,109  $    -   $(6,445)   $5,369
                              ======   ======  ======   ========   ======
OTHER DEFERRED
CREDITS:
 Reserve for
 decommissioning costs        $7,789     $511  $   -   $     -    $8,300
                              ======   ======  ======  =======    ======
(FN)

(F1) The beginning balance for 1996 was restated to reflect the propane acquisitions that occurred during those periods.

(F2) All deductions from reserves were for purposes for which such reserves were created.


EXHIBIT 21-SUBSIDIARIES OF THE REGISTRANT

                                                State of Jurisdiction
                                                  of Incorporation
               Name                          or Limited Partnership
------------------------------------ ---------------------------------------
Northwestern Corporation                     Delaware
   Grant, Inc.                               South Dakota
   Northwestern Growth Corporation           South Dakota
      Northwestern Networks, Inc.            South Dakota
      Northwestern Systems, Inc.             South Dakota
        Lucht Inc.                           Delaware
      Cornerstone Propane GP, Inc.           California
        SYN Inc.                             Delaware
        Cornerstone Propane Partners, L.P.   Delaware Limited Partnership
      Blue Dot Services, Inc.                Delaware
      Expanets, Inc.                         Delaware
   Northwestern Energy Corporation           South Dakota
      Nekota Resources Inc.                  South Dakota
      NorCom Advanced Technologies, Inc.     South Dakota
   Northwestern Services Corporation         South Dakota


EXHIBIT INDEX
-----------------

(3)  ARTICLES OF INCORPORATION AND BY-LAWS

(3)(a)(1)

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

3(a)(5)

Certificate of Amendment of Restated Certificate of Incorporation, dated May 7, 1997, is incorporated by reference to Exhibit 3 to Form 10-Q for the quarter ended March 31, 1997, Commission File No. 0-692.

3(a)(6)

Certificate of Amendment of Restated Certificate of Incorporation, dated May 6, 1998, is incorporated by reference to Exhibit 3 to Form 10-Q for the quarter ended March 31, 1998, Commission File No. 0-692.

3(b)

Registrant's By-Laws, as amended, dated May 7, 1997, are incorporated by reference to Exhibit 3(ii) to Form 10-Q for the quarter ended March 31, 1997, Commission File No. 0-692.

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

4(c)(5)

Copy of Rights Agreement, dated as of December 11, 1996, between Loan Agreement between Company and Norwest Bank Minnesota, N.A. as Rights Agent, is incorporated by reference to Exhibit I, to Form 8-A, dated December 13, 1996, Commission File No. 0-692.

(10) MATERIAL CONTRACTS

10(a)(1) *

Supplemental Income Security (Retirement) Plan for Directors, Officers and Managers, as amended January 1, 1997, is incorporated by reference to
Exhibit 10(a)(1) to Form 10-K for the year ended December 31, 1996, Commission File No. 0-692.

10(a)(2) *

Deferred Compensation Plan for Non-employee Directors adopted November 6, 1985, is incorporated by reference to Exhibit 10(g)(2) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(a)(3) *

Pension Equalization Plan, dated August 5, 1987, is incorporated by reference to Exhibit 10(g)(4) to Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(a)(4) *

NorthStar Annual Incentive Plan, for all eligible employees, as amended February 4, 1998, is incorporated by reference to Exhibit 10(a)(7) to Form 10-K for the year ended December 31, 1997, Commission File No. 0-692.

10(a)(5) *

Form of Employment Agreement for Executive Officers, including Change of Control and Noncompetition Agreement, is incorporated by reference to
Exhibit 10(ii) to Form 10-Q for the quarter ended March 31, 1997, Commission File No. 0-692.

10(a)(6) *

Stock Option and Incentive Plan, dated May 6, 1998, is incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended March 31, 1998, Commission File No. 0-692.

(13) REPORT FURNISHED TO SECURITY HOLDERS

     Annual Report for Fiscal Year ended December 31, 1998, furnished to stockholders of record on March 10, 1999.

27

     Financial Data Schedule

----------------------------------------------------------

*  Management contract or compensatory plan or arrangement.