Form 10-Q
period 1999-03-31
NORTHWESTERN CORP
filed 1999-05-17
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-Q
(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999
               or
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 0-692

                      NORTHWESTERN CORPORATION

        Delaware                           46-0172280
(State of Incorporation)      (IRS Employer Identification No.)

   125 South Dakota Avenue
          Suite 1100
  Sioux Falls, South Dakota                  57104
(Address of principal office)              (Zip Code)

                             605-978-2908
                    (Registrant's telephone number)

Indicate by check mark whether the registrant (1)
has filed all reports required to be filed by
Section 13 or 15 (D) of the Securities Exchange Act
of 1934 during the preceding 12 months (or for such
shorter period that the registrant was required to
file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
[X ]  Yes   [  ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, Par Value $1.75
23,107,096 shares outstanding at May 10, 1999
Corporation-Obligated Mandatorily Redeemable
Preferred Securities
of Subsidiary Trusts, Liquidation Amount $25.00
3,500,000 shares outstanding at May 10, 1998

                                 Index

                                                            PAGE
PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Balance Sheets -
          March 31, 1999 and December 31, 1998...............

     Consolidated Statements of Income -
          Three months ended
          March 31, 1999 and 1998............................

     Consolidated Statements of Cash Flows
          Three months ended
          March 31, 1999 and 1998............................

     Notes to Consolidated Financial Statements

     Item 2.  Management's Discussion of Financial
              Condition and Results of Operations............

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults upon Senior Securities

     Item 4.  Submission of matters to a vote of security holders

     Item 5.  Other Information

     Item 6.  Exhibits and reports on Form 8-K

               a.   Exhibits
               b.   Reports on 8-K


SIGNATURES .............................................

                      PART I. FINANCIAL INFORMATION
                      Item 1. Financial Statements

                        NORTHWESTERN CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
                             (In Thousands)

                                             March 31,     December 31,
                                               1999           1998
                 ASSETS
Current Assets
  Cash and Cash Equivalents                  $ 26,107     $  30,865
  Accounts Receivable, Net                    136,639       131,541
  Inventories                                  70,534        72,805
  Other                                        35,541        31,957
                                             --------      --------
                                              268,821       267,168
                                             --------      --------
Property, Plant and Equipment, Net            637,276       629,278
                                             --------      --------
Goodwill and Other Intangible Assets, Net     645,055       631,029
                                             --------      --------
Other Assets
  Investments                                 159,048       152,470
  Other                                        95,380        56,271
                                             --------      --------
                                            $ 254,428     $ 208,741
                                             --------      --------
                                          $ 1,805,580   $ 1,736,216
                                          ===========   ===========
 Liabilities and Shareholders' Equity

Current Liabilities
  Current Maturities of Long-Term Debt      $   8,419     $  20,060
  Short-Term Debt - Nonrecourse                13,019        11,554
  Accounts Payable                            116,104       113,036
  Accrued Expenses                             55,091        64,779
                                            ---------     ---------
                                              192,633       209,429
                                            ---------     ---------
Long-term Debt                                256,350       256,350
Long-term Debt of Subsidiaries - Nonrecourse  374,887       332,525
Deferred Income Taxes and Other                73,969        74,072
Other Noncurrent Liabilities                  128,439       101,787
                                            ---------      --------
                                              833,645       764,734
                                            ---------      --------
Minority Interests                            397,271       388,702
                                            ---------      --------
Preferred stock, Preference Stock and Preferred
 Securities

  Preferred Stock - 4 1/2% Series               2,600         2,600
  Redeemable Preferred Stock - 6 1/2% Series    1,150         1,150
  Preference Stock                                  -             -
  Corporation Obligated Mandatorily Redeemable
   Preferred Securities of Subsidiary Trusts   87,500        87,500
                                              -------       -------
                                               91,250        91,250
                                              -------       -------
Shareholders' Equity
  Common Stock                                 40,386        40,279
  Paid-in Capital                             159,539       158,530
  Retained earnings                            88,344        81,100
  Accumulated Other Comprehensive Income        2,512         2,192
                                              -------       -------
                                              290,781       282,101
                                              -------       -------
                                          $ 1,805,580   $ 1,736,216
                                          ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.


                         NORTHWESTERN CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
                  (In Thousands, Except for Per Share Amounts)

                                                 Three Months Ended
                                                      March 31
                                                 1999         1998
                                               ---------    ---------
Operating Revenues                             $ 509,354    $ 298,964

Cost of Sales                                    364,888      218,391
                                                 -------     --------
Gross Margin                                     144,466       80,573
                                                 -------     --------
Operating Expenses:
    Selling, General and Administrative Expenses  87,086       41,925
    Depreciation and Amortization                 15,246        8,812
                                                 -------     --------
                                                 102,332       50,737
                                                 -------     --------
Operating Income                                  42,134       29,836

Interest Expense                                 (11,931)      (7,709)

Investment Income and Other                        3,317        2,745
                                                 -------      -------
Income Before Income Taxes and Minority Intersts  33,520       24,872

Provision for Income Taxes                        (7,460)      (4,750)
                                                 -------      --------
Income Before Minority Interests                  26,060       20,122

Minority Interests                               (11,180)      (9,118)
                                                 --------      -------
Net Income                                        14,880       11,004

Minority Interest on Preferred Securities of
Subsidiary Trusts                                (1,650)        (660)

Dividends on Cumulative Preferred Stock             (48)         (48)
                                                  -------     --------
Earnings on Common Stock                        $ 13,182     $ 10,296
                                                ========     ========
Average Common Shares Outstanding                 23,051       17,843

Earnings Per Average Common Share
   Basic                                        $   0.57      $  0.58
   Diluted                                      $   0.56      $  0.58

Dividends Declared Per Common Share             $ 0.2575     $ 0.2425


The accompanying notes to consolidated financial statements are an integral part of these statements.


                      NORTHWESTERN CORPORATON
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                         (In Thousands)

                                                Three Months Ended
                                                      March 31
                                                      --------
                                                   1999         1998
                                                  ------       ------
Operating Activities:
    Net Income                                 $  14,880    $  11,004
    Items not Affecting Cash
        Depreciation and Amortization             15,246        8,812
        Deferred Income Taxes                       (103)        (550)
        Minority Interests in Net Income of
         Consolidated Subsidiaries                11,180        9,118
        Investment Tax Credits                      (140)        (140)
        Changes in Current Assets and
        Liabilities,
        Net of Acquisitions:
           Accounts Receivable                   (1,479)       17,717
           Inventories                            13,691        7,979
           Other Current Assets                  (8,173)        1,439
           Accounts Payable                       1,244       (34,715)
           Accrued Expenses                     (13,637)        4,083
        Other, Net                               (3,458)       (3,646)
                                                --------      --------
        Cash Flows Provided by Operating
        Activities                                29,251       21,101
                                                --------      --------
Investment Activities:
    Property, Plant and Equipment Additions      (6,467)       (5,420)
    Sale (Purchase) of Noncurrent
     Investments, Net                            (6,288)       44,687
    Acquisitions and Growth Expenditures        (31,977)      (64,556)
                                                --------      --------
    Cash flows Used in Investing Activities     (44,732)      (25,289)
                                                --------      --------
Financing Activities:
    Dividends on Common and Preferred Stock      (5,986)       (4,375)
    Minority Interest on Preferred Securities of
     Subsidiary Trusts                           (1,650)         (660)
    Proceeds From Exercise of Warrants            1,116             -
    Subsidiary Payment of Common Unit
    Distributions                                (9,247)       (7,067)
    Proceeds From Issuance of Common Units             -       40,700
    Issuance of Nonrecourse Subsidiary Debt      38,338             -
    Repayment of Nonrecourse Subsidiary Debt    (13,278)       (32,499)
    Short-Term Borrowings                         1,430             -
    Commercial Paper Issuances                        -         14,000
                                                -------        -------
        Cash Flows Provided by Financing
        Activities                               10,723         10,099
                                                -------        --------
Increase (Decrease) in Cash and Cash
Equivalents                                      (4,758)         5,911
Cash and Cash Equivalents, Beginning of Period   30,865         14,309

Cash and Cash Equivalents, End of Period       $  26,107     $  20,220
                                               =========     =========
Supplemental Cash Flow Information
    Cash Paid During the Period For
        Income Taxes                           $   1,486     $      27
        Interest                               $  11,984     $   6,465

The accompanying notes to consolidated financial statements are an integral part of these statements.


               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Reference is made to Notes to Financial Statements
              included in the Company's Annual Report)

(1)  Management's Statement -

The financial statements included herein have been prepared by NorthWestern Corporation (the Corporation), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Corporation, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Corporation's latest annual report to shareholders.

(2)  Subsidiaries and Principles of Consolidation -

The accompanying consolidated financial statements include the accounts of the Corporation and all wholly, majority-owned, and controlled subsidiaries, including CornerStone Propane Partners, L.P. (NYSE:CNO), the nation's fourth largest retail propane distributor; Blue Dot Services, Inc., a national provider of air conditioning, heating, plumbing and related services (HVAC), and Expanets, Inc., a national provider of integrated communication and data solutions and network services. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. The Corporation's regulated businesses are subject to various state and federal agency regulation. The public unitholders' interest in CornerStone's net assets subsequent to the Partnership Formation is reflected as minority interests in the consolidated financial statements. Equity interests of the former owners of companies acquired by Blue Dot. and Expanets who continue to hold an interest in Blue Dot. and Expanets are also reflected as minority interests in the consolidated financial statements.

(3)  Comprehensive Income -

In 1998, the Corporation adopted SFAS No. 130 'Reporting Comprehensive Income.' This statement requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income for the three months ended March 31, 1999 and 1998, was $15.2 million and $9.4 million.

(4)  Segment Information -

In 1998, the Corporation adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), 'Disclosures About Segments of an Enterprise and Related Information,' which requires the reporting of certain financial information by business segment. For the purpose of providing segment information, the Corporation's principal business segments are its electric, natural gas, retail propane, wholesale propane, HVAC and communications operations. All other includes other service businesses, the results of manufacturing operations (only in 1998), activities and assets of the parent, any reconciling or eliminating amounts and amortization of purchase accounting adjustments related to the acquisitions of HVAC and communication companies.
The accounting policies of the operating segments are the same as the parent except that the parent allocates some of its operating expenses and interest expense to the operating segments according to a methodology designed by management for internal reporting purposes and involves estimates and assumptions. Financial data for the business segments are as follows
(in thousands): Three Months Ended March 31, 1999

              Total
             Electric   Total            Communi-    All
             & Natural  Propane    HVAC  cations     Other    Total
             Gas
            ----------  -------   -----  --------   ------   ------
Operating
Revenues    $ 50,598  $340,328  $ 52,619  $ 62,768   $ 3,041 $ 509,354

Cost of Sales 26,405   270,068    32,620    34,505     1,290   364,888
              ------   -------    ------    ------     -----   -------
Gross Margin  24,193    70,260    19,999    28,263     1,751   144,466

Selling,
general &     10,168    34,318    17,682    20,980     3,938    87,086
Administrative

Depreciation
& amortization 3,737     7,848       943       707     2,011    15,246
              ------     -----     -----    ------     -----    ------
Operating
Income        10,288    28,094     1,374     6,576    (4,198)   42,134

Interest
Expense       (2,179)   (6,863)        -     (283)    (2,606)  (11,931)

Investment
Income & Other    53         -        88     (539)      3,715    3,317
              ------     ------    ------   ------     ------   ------
Income
before taxes
and minority
interests      8,162    21,231     1,462     5,754     (3,089)  33,520

Provision
for income
taxes         (2,700)  (2,693)     (580)   (2,542)      1,055   (7,460)

Income
before
minority
interests    $ 5,462  $ 18,538    $ 882   $ 3,212    $ (2,034) $ 26,060
             =======  ========    =====   =======    ========= ========
Total
Assets     $ 310,871 $ 784,630 $ 50,904  $ 75,357   $ 583,818 $ 1,805,580
           ========= ========= ========  ========   ========= ===========
Maintenance
Capital
Expenditures $ 3,231 $   2,002 $    548  $    648   $      38 $     6,467
             ======= ========= ========  ========   ========= ===========

Three Months Ended March 31, 1998

              Total
             Electric
             & Natural  Total              Communi-    All
               Gas      Propane     HVAC   cations     Other  Total
            ---------- --------    ------ ---------  ------- -----
Operating
Revenues    $ 48,984   $ 229,331 $ 10,582 $ 4,184    $5,883 $ 298,964

Cost of Sales 26,113     179,362    6,615   2,626     3,675   218,391
             -------     -------   ------  ------    ------   -------
Gross Margin  22,871      49,969    3,967   1,558     2,208    80,573

Selling,
general &
Administrative 10,049     25,472    3,465   1,260     1,679    41,925

Depreciation
& amoritization 3,635      4,715      221      77       164     8,812
               ------     ------    -----   ------    ------   -------
Operating
Income          9,187     19,782      281      221      365    29,836

Interest
Expense        (2,815)    (4,824)      (8)     (25)     (37)   (7,709)

Investment
Income & Other    339          -        3        5    2,398     2,745
               ------     -------     ----     -----  -----    -------
Income
before taxes
and minority
interests       6,711     14,958       276      201    2,726    24,872

Provision
for income
taxes          (2,757)    (1,785)     (181)     (94)      67    (4,750)
               -------    -------     -----   -------  ------   -------
Income
before
minority
Interest     $  3,954   $ 13,173      $ 95    $ 107  $ 2,793  $ 20,122
             ========   ========      =====   =====  =======  ========

Total Assets $ 303,517  $ 600,423  $ 21,845 $ 17,263 $ 215,213 $ 1,158,261
             =========  =========  ======== ======== ========= ===========

Maintenance
Capital
Expenditures $   2,377  $   2,997  $      - $      -  $     46 $    5,420
             =========  =========  ======== ========= ======== ==========

                          1999                            1998
                  Electric     Natural Gas         Electric      Natural Gas
                 --------------------------       ---------------------------
Operating
Revenues        $ 20,475     $ 30,123            $  18,963       $30,021

Cost of Sales      4,431       21,974                3,816        22,297
                --------      -------               -------      --------
Gross Margin      16,044        8,149               15,147         7,724

Selling, general
& administrative   6,617        3,551                6,536         3,513

Depreciation and
amortization       3,002          735                2,922           713
                  ------        -----              -------         ------
                 $ 6,425      $ 3,863              $ 5,689        $ 3,498
                 =======      =======              =======        ========

                           1999                            1998
                   Retail     Wholesale            Retail    Wholesale
                   Propane     Propane             Propane   Propane
                  -----------------------         ----------------------
Operating
Revenues         $ 108,206    $ 232,122           $ 84,479 $ 144,852
Cost of Sales       44,438      225,630             39,970   139,392
                 ---------    ---------           --------  ---------
Gross Margin     $  63,768    $   6,492           $ 44,509 $   5,460
                 =========    =========           ======== ==========

(5)  New Accounting Standards -

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for
Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Corporation is evaluating the impacts of adopting SFAS 133 on its financial statements. The impact of SFAS 133 will likely depend upon the extent of use of derivative instruments and their designation and effectiveness as hedges of market risk.

(6)  Reclassification and Restatements

Certain 1998 amounts have been reclassified to conform to the 1999 presentation. Operating results for 1998 have been restated to reflect the consolidation of Blue Dot. and Expanets effective January 1, 1998. Such reclassifications and restatements had no impact on net income and common stock equity as previously reported.

(7)  Earnings Per Share

In 1998, the Corporation adopted SFAS No. 128, "Earnings Per Share," which establishes two methods for calculating earnings per share, basic and diluted, and simplifies the previous standards for computing earnings per share. Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of the outstanding stock options and warrants. The following table presents the shares used in computing the basic and diluted earnings per share for 1999 and 1998 (in thousands):


                                Three Months Ended
                                     March 31
                                1999      1998
                               -------   -------
Average common
  Shares outstanding for        23,051    17,843
  Basis computation
Dilutive effect of:
  Stock Options                     18
  Stock Warrants                   303
                               --------  --------
Average common
  Shares outstanding for
  Diluted computation           23,372     17,843
                               --------  --------

Item 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

NorthWestern Corporation ('NorthWestern' or 'Corporation') and its partner entities are providers of value-added services and solutions to residential and business customers nationwide. The Corporation provides electric and natural gas service to Midwestern customers through our energy division, NorthWestern Public Service. In addition, the Corporation holds interests in Cornerstone Propane Partners, L.P. (NYSE:CNO), the nation's fourth largest retail propane distributor; Expanets, Inc., a national provider of integrated communication and data solutions and network services; and Blue Dot Services, Inc., a national provider of air conditioning, heating, plumbing and related services (HVAC). The Corporation is also engaged in other service and nonenergy related businesses. NorthWestern was incorporated under the laws of the state of Delaware in 1923. Our executive offices are located at 125 S. Dakota Avenue, Suite 1100, Sioux Falls, South Dakota 57104, and our telephone number is 605-978-2908. Our website is located at www.northwestern.com.

Weather

Weather patterns have a material impact on the Corporation's operating performance for all three segments of its energy business. This impact is particularly relevant for natural gas and propane. Because propane and natural gas are heavily used for residential and commercial heating, the demand for these products depends heavily upon weather patterns throughout the Corporation's market areas. With a larger proportion of its operations related to seasonal propane and natural gas sales, a significantly greater portion of the Corporation's operating income is recognized in the first and fourth quarters related to higher revenues from the heating season.

RESULTS OF OPERATIONS:

Consolidated Earnings Comparisons -

Diluted earnings per share for the quarters ended March 31, 1999 and 1998, were $.56 and $.58. Excluding a nonrecurring investment gain of $.07 related to a sale of stock in a nonstrategic investment, March 31, 1998, ongoing diluted earnings were $.51 per share. The increase in ongoing earnings was due to increased operating income from the propane operations resulting from acquired retail propane distribution centers and increased operating income from HVAC and communications operations resulting from internal growth and acquired companies, offset by decreases due to significantly warmer than normal weather in the Corporation's propane, natural gas and electric operating areas.

Propane

Retail propane sales for the three months ended March 31 increased 28% from $84.5 million in 1998 to $108.2 million in 1999. Gross margins also increased 43% from $44.5 million in 1998 to $63.8 million in 1999. The increases are due to internal growth combined with the acquisition of retail propane centers including a large retail propane distribution company in late 1998. These increases were negatively impacted by weather that has been substantially warmer than normal. Wholesale propane sales increased 62% from $144.9 million in 1998 to $232.1 million in 1999. Wholesale propane margins also increased 19% from $5.5 million in 1998 to $6.5 million in 1999. The increases in wholesale sales and margins are due to acquisitions in late 1998 offset by warmer than normal weather. Propane operating income for the three months ended March 31 increased 42% from $19.8 million in 1998 to $28.1 million in 1999. The increase in operating income is due to the acquisitions of retail and wholesale service centers partially offset by the negative impact from warmer than normal weather.

Electric

Electric revenues for the three months ended March 31 increased 8% from $19.0 million in 1998 to $20.5 million in 1999. The increase in revenues is due to internal growth and increased wholesale sales offset by warmer than normal weather. Weather in 1999, while similar to the prior year, was still warmer than normal negatively impacting electric operations. Operating income from electric operations increased 13% from $5.7 million in 1998 to $6.4 million in 1999. The increase in operating income is due to higher revenues and margins in 1999 partially offset by normal inflationary increases in operating expenses and warmer than normal weather.

HVAC

HVAC revenues for the three months ended March 31 increased from $10.6 million in 1998 to $52.6 million in 1999. Margins increased from $4.0 million in 1998 to $20.0 million in 1999. Operating income increased from $.3 million in 1998 to $1.4 million in 1999. The increases are due to internal growth combined with acquisitions of companies throughout 1998 and continuing into 1999.

Communications

Communications revenues for the three months ended March 31 increased from $4.2 million in 1998 to $62.8 million in 1999. Margins increased from $1.6 million in 1998 to $28.3 million in 1999. Operating income increased from $.2 million in 1998 to $6.6 million in 1999. The increases are due to internal growth combined with acquisitions of companies throughout
1998 and continuing into 1999.

Natural Gas

Natural gas revenues for the three months ended March 31 increased from $30.0 million in 1998 to $30.1 million in 1999. The increase in revenues is due to internal growth offset by warmer than normal weather. Weather in 1999, while similar to the prior year, was still warmer than normal which negatively impacted natural gas operations. Operating income from natural gas operations increased 10% from $3.5 million in 1998 to $3.9 million in 1999. The increase in operating income is due to higher revenues and margins in 1999 offset by normal inflationary increases in operating expenses and warmer than normal weather.

Other Income Statement Items

Other operating revenues for 1998 consists principally of manufacturing revenues (related to the Corporation's former ownership interest in Lucht Inc. which was sold in 1998) and in 1999 consists of other service businesses.

Other income increased during the three months ended March 31, from $2.7 million in 1998 to $3.3 million in 1999 principally due to the investment of additional funds which are a result of the excess proceeds from the debt and equity offerings completed by the Corporation in November 1998. Interest expense increased from $7.7 million to $11.9 million resulting from debt issued by the Corporation in November 1998 and Cornerstone in December 1998. Minority interests increased from $9.1 million in 1998 to $11.2 million in 1999 due to growth within the propane, HVAC and communications businesses. Income taxes increased from $4.8 million in 1998 to $7.5 million in 1999 due to increased consolidated taxable income.

Liquidity and Capital Resources -

The Corporation believes it has adequate long-term liquidity through the generation of operating cash flows, the availability of substantial marketable securities, and a sound capital structure. In addition, the Corporation has adequate capacity for additional financing and continues to maintain this strong position through favorable bond ratings.

The Corporation has generated significant operating cash flows while continuing to maintain substantial cash and investment balances in the form of marketable securities. Cash flows from operating activities during the three months ended March 31, 1999 and 1998 were $29.3 million and $21.1 million.
The increase is primarily due to increased cash flow from propane, HVAC and communication operations. Cash equivalents and investment securities totaled $170.1 million and $87.5 million at March 31, 1999 and 1998.

Working capital and other financial resources are also provided by lines of credit, which are generally used to support commercial paper borrowings, a primary source of short-term financing. At March 31, 1999, available short term lines of credit totaled $75 million. In addition, the Corporation's nonregulated subsidiaries maintain nonrecourse credit agreements with various banks for revolving and term loans.

Capital Requirements -

The Corporation's primary capital requirements include the funding of its energy business construction, maintenance and expansion programs, the funding of debt and preferred stock retirements, sinking fund requirements and the funding of its corporate development and investment activities.

Maintenance capital expenditure plans are subject to continual review and may be revised as a result of changing economic conditions, variations in sales, environmental requirements, investment opportunities and other ongoing considerations. Capital expenditures for maintenance activities during the three months ended March 31, 1999 and 1998 were $6.5 million and $5.4 million. Estimated annual maintenance capital expenditures for 1999 and 2000 are estimated to be $27.3 million and $26.2 million.

Capital requirements for the mandatory retirement of long-term debt including nonrecourse debt of subsidiaries will be $8.4 million in 1999. The Corporation anticipates that future capital requirements will be met by existing investments and marketable securities, internally generated cash flows and available external financing.

The Corporation will continue to review economics of retiring or refunding remaining long-term debt and preferred stock to minimize long-term financing costs. At March 31. 1999, the Corporation had invested $215.5 million in Blue Dot. and Expanets. The Corporation will continue to make other significant acquisition investments in related industries that would require the Corporation to raise additional equity and/or incur debt financing, which are therefore subject to certain risks and uncertainties. The Corporation's financial coverages are at levels in excess of those required for the issuance of additional debt and preferred stock.

COMPETITION AND BUSINESS RISK

NorthWestern's strategy centers upon the development, acquisition and expansions of operations offering integrated services and solutions within the NorthWestern partner entities. In addition to maintaining a strong competitive position in its electric, natural gas and propane distribution businesses, the Corporation intends to pursue strategic development and acquisitions that have long-term growth potential. While these strategic development and acquisition activities can involve increased risk in comparison to the Corporation's energy distribution businesses, they offer the potential for enhanced investment returns. The Corporation's strategy to continue strategic development through acquisitions will be subject to future availability of market capital to fund such acquisitions. The NorthWestern strategy of integrating products and services and acquired companies have other factors which may also increase the risks of the Corporation. These factors include the adequacy and efficiency of its information systems, business processes, related support functions and the ability to attract and retain quality team members. The Corporation has taken and continues to take steps to refine, improve and scale up its back-office support systems and processes. There are no assurances that such efforts will be sufficient to meet the future needs of the Corporation's operations. Future changes in accounting rules and regulations could have a material impact upon the Corporation's future financial statement presentation, results from operations and financial position.

PROPANE

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

Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers against suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is a competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating and cooking. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a less expensive source of energy than propane although in areas where natural gas is available, propane is used for certain industrial and commercial applications. The gradual expansion of the nation's natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many regions of the country where propane is sold for heating and cooling purposes.

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

ELECTRIC AND NATURAL GAS

The electric and natural gas industries continue to undergo numerous transformations, and the Corporation is operating in an increasingly competitive marketplace. The Federal Energy Regulatory Commission (FERC), which regulates interstate and wholesale electric transmissions, opened up transmission grids and mandated that utilities must allow others equal access to utility transmission systems. Various state regulatory bodies are supporting initiatives to redefine the electric energy market and are experimenting with retail wheeling, which gives some retail customers the ability to choose their supplier of electricity. Traditionally, utilities have been vertically integrated, providing bundled energy services to customers. The potential for continued unbundling of customer service exists, allowing customers to buy their own electricity and natural gas on the open market and having it delivered by the local utility.

The growing pace of competition in the energy industry has been a primary focus of management over the last few years. The Corporation's future financial performance will be dependent on the effective execution of operating strategies to address a more competitive and changing energy marketplace. Business strategies focus on enhancing the Corporation's competitive position, on expanding energy sales and markets with new products and services for customers, and increasing shareholder value. The Corporation has realigned various areas of its business to support customer services and marketing functions. A new marketing plan, an expanded line of integrated customer products and services, additional staff and new technologies are part of the Corporation's strategy for providing responsive and superior customer service. To strengthen the Corporation's competitive position, new technologies have and will be added that enable team members to better serve customers. The Corporation is centralizing activities to improve efficiency, and customer responsiveness and business processes are being reengineered to apply best-practices methodologies. Long-term supply contracts have been renegotiated to lower customers' energy costs and new alliances help reduce expenses and add innovative work approaches.

Weather conditions have a significant impact on electric and natural gas demand for heating and cooling purposes. Actual weather conditions can vary substantially from year to year, significantly affecting the Corporation's financial performance.

As described in Note 1 to the 1998 audited annual consolidated financial statements, the Corporation complies with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71), 'Accounting for the Effects of Certain Types of Regulation'. SFAS 71 provides for the financial reporting requirements of the Corporation's regulated electric and natural gas operations, which requires specific accounting treatment of certain costs and expenses that are related to the Corporation's regulated operations.
Criteria that could give rise to the discontinuance of SFAS 71 include 1) increasing competition that restricts the Corporation's ability to establish prices to recover specific costs and 2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Corporation periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Corporation believes that its regulatory assets, including those related to generation, are probable of future recovery. This evaluation of recovery must be updated for any change, which might occur in the Corporation's c urrent regulatory environment.

HVAC

The markets served by Blue Dot. for residential and commercial heating, ventilating, air conditioning, plumbing and other related services are highly competitive. The principal competitive factors in these segments of the industry are 1) timeliness, reliability and quality of services provided, 2) range of products and services provided, 3) name recognition and market share and 4) pricing. Many of Blue Dot's competitors in the HVAC business are small owner-operated companies typically located and operated in a single geographic area. There are a small number of larger national companies engaged in providing residential and commercial services in the service lines in which the Corporation intends to focus. Future competition in both the residential and commercial service lines may be encountered from other newly formed or existing public or private service companies with aggressive acquisition programs, from the unregulated business segments of regulated gas and electric utilities, or from newly deregulated utilities in those industries entering into various service areas.

COMMUNICATIONS

The market served by Expanets in the communications and data services industry is also highly competitive. The Corporation believes that 1) market acceptance of the products, services and technology advances the Corporation provides, 2) pending and future legislation affecting the communications and data industry,
3) name recognition and market share, 4) larger competitors and 5) the Corporation's ability to provide integrated communication and data solutions for customers in a dynamic industry are all factors that could affect the Corporation's future operating results. Many of Expanet's competitors in the communications business are generally small, owner-operated companies typically located and operated in a single geographical area. There are a number of large, integrated national companies engaged in providing commercial services in the service lines in which the Corporation intends to focus and also manufacture and sell directly the products that the Corporation services and sells. Future competition may be encountered from other newly formed or existing public or private service companies with aggressive acquisition programs.

YEAR 2000 READINESS

The Corporation utilizes software and various technologies throughout its businesses that might be impacted by the date change in the year 2000. The year 2000 issue is a result of computer programs which were written using two digits (rather than the actual four) to identify the year in the date field. This old approach was intended to saving processing time and storage space within computers and was continued in use until the mid 1990's. If not corrected, affected systems and devices containing computer chips or clocks could roll back to 1900 instead of moving forward to 2000. Some systems and devices may continue to function even if this occurs. Others may experience interruptions in service, processes or obtain erroneous results.

In an effort to recognize these critical systems or devices with potential business consequences, the Corporation is utilizing internal and external resources to conduct detailed assessments of critical systems and devices.
To ensure a thorough approach to the year 2000, the Corporation has assembled a diverse oversight and advisory team from all businesses with experienced information systems, legal, communications and operating leadership to work on our enterprise-wide year 2000 program. This initiative covers not only the Corporation's information technology systems and computer applications, but also considers hardware, embedded systems and components internal and external to our organizations. The Corporation's program considers not only our businesses and technology areas but also those of our customers and suppliers.

The Corporation's operations are dependent upon complex computer systems for many aspects of its businesses. These different computer information systems include AS/400, client server and distributed systems. The Corporation's goal is to have mission critical systems or devices that are required to maintain operations ready for the year 2000. Year 2000 ready means that the system or device has been deemed suitable to operate after December 31, 1999. Many of the Corporation's mission-critical systems have been replaced or will be replaced in advance of the year 2000.
Remediation plans include prioritizing our efforts based on when the systems might first experience malfunctions as well as possible impact on our customers. The Corporation is on target to remediate all critical applications early in 1999 and then will devote the remainder of 1999 to work on final interface issues, remediation, testing and fine-tuning critical items.

The Corporation's costs to prepare for the year 2000 were approximately $2 million during 1998 and an estimated additional $2 million will be incurred during 1999. These costs have been expensed as incurred or capitalized in accordance with our accounting policy for software development costs.

The Corporation's systems and operations with respectto the year 2000 issue may also be affected by other third parties with which the Corporation transacts business. We rely upon other companies to supply us with products and services necessary to operate our businesses. If key third parties cannot provide us with products and services as a result of their own year 2000 problem, it could have a material adverse effect upon our operations. The extent of such impact would depend upon the duration of such interruption and our costs and ability to find alternative sources of products and services. The Corporation is currently working with third parties to determine the potential adverse consequences, if any, that could result from such entities' failure to effectively address the year 2000 issue. The Corporation's primary focus has been directed at resolving the year 2000 problem. While the Corporation expects that the majority of its systems and devices to be year 2000 ready, the Corporation is developing a contingency plan specifying what will be done if the Corporation or important third parties are not year 2000 ready. The Corporation anticipates that the majority of the contingency plan will be based on manual backup systems, procedures and practices, as well as the identification of alternative suppliers for key products or services.
The contingency plan is expected to be completed by June 30, 1999.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute 'forward-looking statements' within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. When used in the this Form 10-Q, the words 'expects', 'anticipates', 'estimates', 'believes', 'no assurance' and similar expressions are intended to identify such forward-looking statements that involve risks and uncertainties. Such forwardlooking statements involve known and unknown risks, uncertainties and other factors, which may cause the Corporation's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed in the foregoing sections, actual results or outcomes could differ materially as a result of such important factors including, among others, the following: the impact of competition and changes to the competitive environment for the Corporation's products and services; changes in technology; reliance on strategic partners; weather, regional, commercial, industrial and residential growth in the geographic areas served by Corporation and its partner entities; customers' usage patterns and preferences; the speed and degree to which competition enters the Corporation's industries; the timing and extent of changes in commodity prices; uncertainty of litigation; changes in government regulation; changes in the capital and equity markets; changes in market interest or currency exchange rates; new or increased environmental liabilities; the effects of the year 2000 Issue; other unforeseen events; and other factors detailed, from time to time, in the Corporation's filings with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this Form 10-Q. NorthWestern Corporation expressly disclaims any obligation or undertakings to release publicly any updated or revisions to any forward-looking statements contained herein to reflect any change in the Corporation's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                           NORTHWESTERN CORPORATION
                                    PART II
ITEM 1.   LEGAL PROCEEDINGS
          The Corporation is not currently involved

          in any pending major litigation.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY

HOLDERS

          The election of three directors to Class II of the Board of Directors was submitted to stockholders in the Corporation's proxy statement. At the annual meeting of common stockholders held on May 5, 1999, the three nominees were elected, receiving the following votes: Richard H. Hylland
          22,200,458; Jerry W. Johnson 22,226,673;
          Larry F. Ness 22,217,269. Also submitted to the common and preferred stockholders were two proposals. The results of the voting were as follows:


          1.   To approve a Team Member Stock Purchase Plan.
               19,182,020 For   2,774,368 Against   562,665 Abstain

          2.   To amend the NorthWestern Stock Option andIncentive Plan.
               13,353,559 For   3,676,682 Against   532,071 Abstain

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 27 - Financial Data Schedule
               UT (SEC only) (10) MATERIAL CONTRACTS

          (b)  Reports on Form 8-K

               None

SIGNATURES

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          NORTHWESTERN CORPORATION
                          ------------------------
                                (Registrant)


Date:     May 14, 1999             /s/ David A. Monaghan
                           ---------------------------------
                                 Controller and Treasurer