Form 10-Q
period 1999-06-30
NORTHWESTERN CORP
filed 1999-08-16
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1999

or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES ACT OF 1934

For the transition period from ___________ to __________



                     Commission File No. 0-692


                      NORTHWESTERN CORPORATION

                             Delaware
                     (State of Incorporation)

             IRS Employer Identification No. 46-0172280

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

                       Common Stock, Par Value $1.75
              23,108,893 shares outstanding at August 9, 1999

          Corporation-Obligated Mandatorily Redeemable Preferred
       Securities of Subsidiary Trusts, Liquidation Amount $25.00
             3,500,000 shares outstanding at August 9, 1999

                                INDEX



                                                            PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

      Consolidated Balance Sheets -
          June 30, 1999 and December 31, 1998                 3

      Consolidated Statements of Income -
          Three months and six months ended
          June 30, 1999 and 1998                              4

      Consolidated Statements of Cash Flows
          Six months ended June 30, 1999 and 1998             5

      Notes to Consolidated Financial Statements              6

     Item 2.  Management's Discussion of Financial
            Condition and Results of Operations              10


PART II.  OTHER INFORMATION                                  17

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults upon Senior Securities

     Item 4.  Submission of matters to a vote of
              security holders

     Item 5.  Other Information

     Item 6.  Exhibits and reports on Form 8-K

            a.   Exhibits
            b.   Reports on 8-K


SIGNATURES                                                   17

                    PART I. FINANCIAL INFORMATION

                    Item 1.  Financial Statements



                      NORTHWESTERN CORPORATION
                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)
                          (In Thousands)

                                        June 30,   December 31,
                                          1999         1998
                                       ----------  ------------
                ASSETS
Current Assets
  Cash and Cash Equivalents        $    38,938      $   30,865
  Accounts Receivable, Net             129,718         131,541
  Inventories                           75,065          72,805
  Other                                 30,629          31,957
                                    ----------       ---------
                                       274,350         267,168
                                    ----------       ---------
Property, Plant and Equipment, Net     649,679         629,278
                                    ----------       ---------
Goodwill and Other Intangible
  Assets, Net                          647,173         631,029
                                    ----------       ---------
Other Assets
  Investments                          104,615         152,470
  Other                                104,758          56,271
                                    ----------      ----------
                                       209,373         208,741
                                    ----------      ----------
                                 $   1,780,575    $  1,736,216
                                    ==========      ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current Maturities of
  Long-Term Debt                 $     16,771     $    20,060
  Short-Term Debt - Nonrecourse        15,000          11,554
  Accounts Payable                    102,054         113,036
  Accrued Expenses                     53,369          64,779
                                    ---------       ---------
                                      187,194         209,429
                                    ---------       ---------
Long-term Debt                        256,350         256,350
Long-term Debt of Subsidiaries -
  Nonrecourse                         412,374         332,525
Deferred Income Taxes and Other        70,535          74,072
Other Noncurrent Liabilities           84,797         101,787
                                    ---------       ---------
                                      824,056         764,734
                                    ---------       ---------

Minority Interests                    386,374         388,702
                                    ---------       ---------

Preferred Stock, Preference Stock
 and Preferred Securities
  Preferred Stock - 4 1/2% Series       2,600          2,600
  Redeemable Preferred Stock
  - 6 1/2% Series                       1,150          1,150
  Preference Stock                         -               -
  Corporation Obligated Mandatorily
  Redeemable Preferred Securities of
  Subsidiary Trusts                    87,500         87,500
                                    ---------       --------
                                       91,250         91,250
                                    ---------       --------
Shareholders' Equity
  Common Stock                         40,438         40,279
  Paid-in Capital                     160,028        158,530
  Retained Earnings                    87,533         81,100
  Accumulated Other Comprehensive
    Income                              3,702          2,192
                                    ---------       --------
                                      291,668        282,101
                                    ---------       --------
                                $   1,780,575  $   1,736,216
                                    =========      =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      NORTHWESTERN CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands, Except Per Share Amounts)
                             (Unaudited)

                               Three Months Ended      Six Months Ended
                                    June 30                 June 30
                               ------------------      ----------------
                               1999          1998      1999        1998
                               ------------------      ----------------

OPERATING REVENUES           $ 595,850   $ 233,145   $ 1,105,20 $ 532,109

COST OF SALES                  482,788     166,126      847,676   384,517
                              --------    --------    ---------  --------
GROSS MARGIN                   113,062      67,019      257,528   147,592

OPERATING EXPENSES
  Selling, general and
    administrative expenses     85,573      50,665      172,659    92,590
  Depreciation & amortization   15,890       9,416       31,136    18,228
                              --------     -------     --------  --------
                               101,463      60,081      203,795   110,818
                              --------     -------     --------  --------

OPERATING INCOME                11,599       6,938       53,733    36,774

Interest Expense, net          (13,676)     (7,763)     (25,607)  (15,472)
Investment Income and Other      2,450         578        5,767     3,323
                              --------     -------     --------    ------
Income (Loss) Before Income
Taxes and Minority Interests       373        (247)      33,893    24,625

Income Taxes                    (3,417)     (1,999)     (10,877)   (6,749)
                              ---------    --------    --------   -------
Income (Loss) Before Minority
Interests                       (3,044)     (2,246)      23,016    17,876

Minority Interests               9,881       5,601       (1,299)   (3,517)
                              ---------    --------    --------  --------
Net Income                       6,837       3,355       21,717    14,359

Minority Interests on Preferred
Securities of Subsidiary Trusts (1,650)       (660)      (3,300)   (1,320)

Dividends on Preferred Stock       (48)        (48)         (96)      (96)

Earnings on Common Stock       $ 5,139     $ 2,647     $ 18,321  $ 12,943
                              ========     =======     ========  ========

Average Shares Outstanding      23,108      17,843       23,078    17,843
                             =========     =======      =======   =======
Earnings per Average Common
Share
 Basic                         $ 0.22       $ 0.15       $ 0.79    $ 0.73
                             ========      =======     ========  ========
 Diluted                       $ 0.22       $ 0.15       $ 0.78    $ 0.73
                             ========      =======     ========  ========

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In Thousands)

                                              Six Months Ended
                                                   June 30
                                              ------------------
                                              1999          1998
                                              ----          ----
Operating Activities:
    Net Income                              $ 21,717      $ 14,359
    Items not Affecting Cash
        Depreciation and Amortization         31,136        18,228
        Deferred Income Taxes                 (3,434)       (1,359)
        Minority Interests in Net Income of
         Consolidated Subsidiaries             1,299         3,517
        Investment Tax Credits                  (140)         (281)
        Foreign currency translations           (229)            -
        Changes in Current Assets and
        Liabilities,
        Net of Acquisitions:
           Accounts Receivable                12,785        37,149
           Inventories                        10,801        (4,331)
           Other Current Assets               (1,734)           (3)
           Accounts Payable                  (16,655)      (29,270)
           Accrued Expenses                   (1,530)       (5,468)
        Other, Net                            (4,192)       10,291
                                           ----------    ---------
        Cash Flows Provided by Operating
        Activities                            49,824        42,832
                                           ---------     ---------
Investment Activities:
    Property, Plant and Equipment Additions  (12,200)      (13,591)
    Sale (Purchase) of Noncurrent
    Investments, Net                          40,478        28,305
    Acquisitions and Growth Expenditures    (106,803)      (99,477)
                                           ----------    ----------
        Cash flows Used in Investing
           Activities                        (78,545)      (84,763)
                                           ----------    ----------
Financing Activities:
    Dividends on Common and Preferred Stock  (11,984)       (8,750)
    Minority Interest on Preferred Securities
     of Subsidiary Trusts                     (3,300)       (1,320)
    Proceeds From Exercise of Warrants         1,656             -
    Subsidiary Payment of Common Unit
    Distributions                            (18,499)      (14,213)
    Proceeds From Issuance of Common Units         -        40,700
    Issuance of Nonrecourse Subsidiary Debt   81,040       (28,230)
    Repayment of Nonrecourse Subsidiary Debt (12,119)            -
    Short-Term Borrowings                          -        34,021
    Commercial Paper Issuances                     -        23,000
                                           ---------     ---------
        Cash Flows Provided by
        Financing Activities                  36,794        45,200
                                           ---------     ---------
Increase in Cash and Cash
Equivalents                                   8,073         3,277
Cash and Cash Equivalents, Beginning of
Period                                       30,865        14,309
                                          ---------      --------
Cash and Cash Equivalents, End of Period  $  38,938     $  17,586
                                          =========     =========
Supplemental Cash Flow Information
    Cash Paid During the Period For
        Income Taxes                      $   9,826     $   5,256
        Interest                          $  14,898     $   7,792

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

(3)  Comprehensive Income -

In 1998, the Corporation adopted Statement of Financial Accounting
Standards No. 130 (SFAS No. 130) `Reporting Comprehensive Income.'
This statement requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income for the three months ended June 30, 1999 and 1998, was $8.0 million and $3.8 million. Comprehensive income for the six months ended June 30, 1999 and 1998, was $23.2 million and $13.2 million.

(4)  Segment Information -

In 1998, the Corporation adopted SFAS No. 131, `Disclosures About Segments of an Enterprise and Related Information,' which requires the reporting of certain financial information by business segment. For the purpose of providing segment information, the Corporation's principal business segments are its electric, natural gas, retail propane, wholesale propane, HVAC and communications operations.
All other includes other service businesses, the results of manufacturing operations (only in 1998), activities and assets of the parent, any reconciling or eliminating amounts and amortization of purchase accounting adjustments related to the acquisitions of HVAC and communication companies.

The accounting policies of the operating segments are the same as the parent except that the parent allocates some of its operating expenses and interest expense to the operating segments according to a methodology designed by management for internal reporting purposes and involves estimates and assumptions. Financial data for the business segments are as follows (in thousands):

                   Three Months ended June 30, 1999
                 ------------------------------------

             Total
             Electric &    Total            Communi-  All
             Natural Gas   Propane    HVAC  cations   Other    Total
             -----------   -------   -----  -------   -----   -------
Operating
Revenues     $ 33,581    $ 417,792 $ 73,082 $ 67,813 $ 3,582  $ 595,850

Cost of Sales  13,429      385,217   44,526   36,363   3,253    482,788
              -------     --------  -------  -------  ------   --------
Gross Margin $ 20,152       32,575   28,556   31,450     329    113,062

Selling,
general &
Administrative  8,652       28,324   21,499   25,083    2,015    85,573
Depreciation
& amortization  3,700        6,864    1,217      781    3,328    15,890
              -------      -------  -------  -------   ------   -------
Operating
Income          7,800       (2,613)   5,840    5,586   (5,014)   11,599

Interest
Expense        (2,178)      (8,658)       -     (260)  (2,580)  (13,676)
Investment
income and
other             172            -       19      569    1,690     2,450
              -------       -------  -------  ------   -------  -------
Income
before taxes
and minority
interests       5,794      (11,271)   5,859    5,895  (5,904)       373
Provision
for income
taxes          (1,738)       1,184   (2,250)  (1,835)  1,222     (3,417)
             --------      -------   -------  ------- -------   --------
Income
before
minority
interests    $  4,056    $ (10,087) $ 3,609  $ 4,060 $ (4,682) $ (3,044)
             =========    ========== =======  ======= ========= =========
Total Assets $ 311,131   $  779,23 $ 88,638  $ 97,187 $ 504,389 $1,780,575
             =========    ========= =======  ======== ========= ==========
Maintenance
Capital
Expenditures $   3,523   $     565 $   604   $    825 $     236 $    5,753
             =========   ========= =======   ======== ========= ==========

                      Three Months ended June 30, 1998
                    ------------------------------------
             Total
             Electric &
             Natural     Total             Commun        All
             Gas         Propane  HVAC     ications      Other     Total
             ----------  -------  ----     --------      -----     ------
Operating
Revenues     $ 33,436  $ 144,891 $ 24,778  $ 24,315    $ 5,725    $ 233,145

Cost of
Sales          13,968    118,623   15,052    14,917      3,566      166,126
              -------    -------   ------    ------      -----     --------
Gross
Margin         19,468     26,268    9,726     9,398      2,159       67,019
Selling,
general &
Admini-
strative        9,712     24,431    6,988     7,789      1,745       50,665
Depreciation
&
amortization    3,694      4,630      389       352        351        9,416
              -------     ------   ------    ------      -----     --------
Operating
Income          6,062     (2,793)   2,349     1,257         63        6,938

Interest
Expense        (2,770)    (4,571)     (12)     (129)      (281)      (7,763)
Investment
income and other  268          -       15        58        237          578
              -------     -------  --------   ------      -----     -------
Income
before taxes
and minority
interests       3,560     (7,364)    2,352     1,186        19        (247)

Provision
for income
taxes          (1,191)        460   (1,034)     (475)      241      (1,999)
             --------     -------  --------   -------    ------    --------
Income
before
minority
interests    $  2,369    $ (6,904) $ 1,318     $ 711    $  260    $ (2,246)
             ========    ========= =======  ========    =======   =========
Total Assets $304,533   $ 603,810 $ 28,656  $ 57,172   $ 220,53 $ 1,214,703
             ========    ======== ========  =========  ======== ===========
Maintenance
Capital
Expenditures $ 4,107     $  1,650 $ 1,777   $     611  $     26 $     8,171
             =======     ======== =======   =========  ======== ===========

                           Three Months Ended June 30
                         ------------------------------
                          1999                     1998
                         ------                   ------
                  Electric   Natural Gas   Electric     Natural Gas
                  --------   -----------   --------     -----------
Operating Revenues $ 20,061  $ 13,520      $ 18,589     $ 18,847

Cost of Sales         4,515     8,914         3,792       10,176
                    -------   -------      --------     --------
Gross Margin         15,546     4,606        14,797        4,671

Selling, general
& administrative      5,981     2,671         6,324        3,388

Depreciation and
amortization          3,003       697         2,976          718
                   --------   -------      --------     --------
                  $   6,562 $   1,238      $  5,497     $    565
                  ========= =========      ========     ========

                          Three Months Ended June 30
                         ----------------------------
                         1999                      1998
                        ------                    ------
                  Retail      Wholesale    Retail       Wholesale
                  Propane     Propane      Propane      Propane
                 ---------   -----------  ---------    ----------
Operating Revenues $ 47,641   $ 370,151  $ 39,312       $ 105,579
Cost of Sales        19,263     365,954    16,813         101,810
                   --------   ---------  --------       ---------
Gross Margin       $  28,378  $   4,197  $ 22,499       $   3,769
                   ========   =========  ========       =========


                         Six Months Ended June 30, 1999
                        --------------------------------
             Total
             Electric
             & Natural    Total               Commun       All
             Gas          Propane    HVAC     ications     Other    Total
             ---------    --------   ----     ---------    ------   -----
Operating
Revenues     $ 84,179    $ 758,120 $ 125,701  $ 130,581   $ 6,623 $ 1,105,204
Cost of
Sales          39,834      655,285    77,146     70,868     4,543     847,676
             --------    --------- ---------  ---------   -------  ----------
Gross Margin $ 44,345    $ 102,835 $  48,555  $  59,713   $ 2,080  $ 257,528

Selling,
general &
Admini-
strative       18,820       62,642    39,181     46,063     5,953    172,659

Depreciation
& amortization  7,437       14,712     2,160      1,488     5,339     31,136
               ------      -------   -------    -------    ------    -------
Operating
Income         18,088       25,481     7,214     12,162    (9,212)    53,733

Interest
Expense        (4,357)     (15,521)        -       (543)    (5,186)  (25,607)

Investment
income and
other             225            -       107         30      5,405     5,767
               ------      --------   -------    --------   -------   ------
Income
before taxes
and minority
interests      13,956        9,960     7,321      11,649    (8,993)   33,893  0

Provision
for income
taxes          (4,438)      (1,509)    (2,830)     (4,377)    2,277  (10,877)
              --------     --------   --------    --------  -------  --------
Income
before
minority
 interests  $   9,518      $  8,451  $   4,491   $  7,272  $ (6,716) $ 23,016
              =======      ========   ========    =======   ========  =======
Total Assets $311,131      $779,230  $  88,638   $ 97,187  $ 504,389 $1,780,575
             ========      ========  =========   ========  ========= ==========
Maintenance
Capital
Expenditures $  6,754      $  2,567  $   1,152   $  1,473  $     274 $   12,220
             ========      ========  =========   ========  ========= ==========

                         Six Months Ended June 30, 1998
                        --------------------------------
             Total
             Electric
             & Natural  Total                Commun        All
             Gas        Propane    HVAC      ications      Other    Total
            ----------  -------    ----      --------      ------   ------
Operating
Revenues    $ 82,420  $ 374,222  $ 35,360    $ 28,499   $ 11,608 $ 532,109

Cost of
Sales         40,081    297,985    21,667      17,543      7,241   384,517
             -------   --------   -------     -------    -------  --------
Gross
Margin         42,339    76,237    13,693      10,956      4,367   147,592

Selling,
general &
Admini-
strative       19,761    49,903    10,453       9,049      3,424    92,590

Depreciation
& amortization  7,329     9,345       610         429        515    18,228
               ------   -------   -------     -------     ------   -------
Operating
Income         15,249    16,989     2,630       1,478        428    36,774

Interest
Expense        (5,585)   (9,395)      (20)       (154)      (318)  (15,472)

Investment
income and
other             607         -        18          63      2,635     3,323
               -------   -------   -------     -------    -------  --------
Income
before taxes
and minority
interests      10,271      7,594    2,628       1,387      2,745    24,625


Provision
for income
taxes          (3,948)    (1,325)  (1,215)       (569)       308    (6,749)

Income
before
minority
Interests     $ 6,232   $  6,269  $ 1,413       $ 818    $ 3,053  $ 17,876
              =======   ========  =======      ======    =======  ==========
Total Assets $304,533   $603,810  $28,656     $57,172   $220,532  $1,214,703
             ========   ========  =======      ======   ========  ==========
Maintenance
Capital
Expenditures $  6,484   $  4,647  $ 1,777     $   611   $     72  $   13,591
             ========   ========  =======     =======   ========  ==========

                          Six Months Ended June 30
                         --------------------------
                         1999                    1998
                        ------                  ------
                  Electric  Natural Gas   Electric     Natural Gas
                  --------  -----------   --------     -----------
Operating
Revenues          $ 40,536  $ 43,643      $ 37,552     $  44,868

Cost of Sales        8,946    30,888         7,608        32,473
                   -------  --------       -------      --------
Gross Margin        31,590    12,755        29,944        12,395

Selling, general
& administrative    12,598     6,222        12,860         6,901


Depreciation and
amortization         6,005     1,432         5,898         1,431
                  --------  --------       -------      --------
                  $ 12,987   $ 5,101      $ 11 186       $ 4,063
                  ========   =======      ========       =======

                        Six Months Ended June 30
                       --------------------------
                      1999                    1998
                     ------                  ------
                  Retail      Wholesale   Retail       Wholesale
                  Propane     Propane     Propane      Propane
                  -------     ---------   -------      ---------
Operating
Revenues         $ 155,847   $ 602,273     123,791      250,431

Cost of Sales       63,701     591,584      56,783      241,202
                  --------    --------    --------     --------
Gross Margin     $  92,146   $  10,689    $ 67,008    $   9,229
                 =========   =========    ========    =========

(5)  New Accounting Standards -

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), `Accounting for Derivative Instruments and Hedging Activities.' The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Corporation is evaluating the impacts of adopting SFAS 133 on its financial statements. The impact of SFAS 133 will likely depend upon the extent of use of derivative instruments and their designation and effectiveness as hedges of market risk.

(6)  Reclassification and Restatements -

Certain 1998 amounts have been reclassified to conform to the 1999 presentation. Operating results for 1998 have been restated to reflect the consolidation of Blue Dot. and Expanets effective January 1, 1998. Such reclassifications and restatements had no impact on net income and common stock equity as previously reported.

(7)  Earnings Per Share -

In 1998, the Corporation adopted SFAS No. 128, `Earnings Per Share,' which establishes two methods for calculating earnings per share, basic and diluted, and simplifies the previous standards for computing earnings per share. Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of the outstanding stock options and warrants. The following table presents the shares used in computing the basic and diluted earnings per share for 1999 and 1998 (in thousands):


                       Three Months Ended      Six Months Ended
                             June 30                 June 30
                       ------------------     ------------------
                         1999       1998      1999         1998
                       ------------------     ------------------
Average common
 Shares outstanding for 23,108    17,843      23,078      17,843
 Basic computation
Dilutive effect of:

 Stock Options              23                    22
 Stock Warrants            310                   307
                        ------    ------      -------     ------
Average Common
 Shares outstanding
for Diluted computation 23,441    17,843      23,407      17,843
                       =======   =======     =======     =======


               Item 2.MANAGEMENT'S DISCUSSION OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

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

NorthWestern was incorporated under the laws of the state of
Delaware in 1923.  Our executive offices are located at 125 S.
Dakota Avenue, Suite 1100, Sioux Falls, South Dakota 57104, and our telephone number is 605-978-2908. Our website is located at
www.northwestern.com
--------------------

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

RESULTS OF OPERATIONS:

Consolidated Earnings Comparisons -

Diluted earnings per share for the quarters ended June 30, 1999 and 1998, were $.22 and $.15. Diluted earnings per share for the year to date through June 30, 1999 was $.78 as compared to $.73 for the six months ended June 30, 1998. Excluding a nonrecurring investment gain of $.07 related to a sale of stock in a non-strategic investment, June 30, 1998, year to date diluted earnings were $.66 per share. The increase in ongoing earnings was due to increased operating income from electric and natural gas operations as well as increased operating income from HVAC and communications operations resulting from internal growth and acquired companies, offset by decreases in propane operating income due to a warmer than normal heating season in the Corporation's propane markets which resulted in lower spring fills.

Propane

Retail propane sales for the three months ended June 30 increased
21% from $39.3 million in 1998 to $47.6 million in 1999. Gross margins also increased 26% from $22.5 million in 1998 to $28.3 million in 1999. The increases are due to internal growth combined with the acquisition of retail propane centers including a large retail propane distribution company in December 1998. Wholesale propane sales increased 251% from $105.6 million in 1998 to $370.2 million in 1999. Wholesale propane margins also increased 11% from $3.8 million in 1998 to $4.2 million in 1999. The increases in wholesale sales and margins are due principally to internal growth and acquisitions in December 1998. The majority of propane revenues and operating income occur in the first and fourth quarters when propane is heavily sold for residential and commercial heating as compared to the second and third quarter which traditionally are operating loss periods in the industry. Propane operating losses for the three months ended June 30 decreased 6% from $2.8 million in 1998 to $2.6 million in 1999.

Retail propane sales for the six months ended June 30 increased 26% from $123.8 million in 1998 to $ 155.8 million in 1999. Gross margins also increased 38% from $67.0 million in 1998 to $92.1 million in 1999. The increases are due to acquisitions and internal growth partially offset by weather that has been significantly warmer than normal. Wholesale propane revenues increased 140% from $250.4 million in 1998 to $602.3 million in 1999. Gross margins also increased 16% from $9.2 million in 1998 to $10.7 million in 1999. These increases were due to internal growth and large acquisitions completed in December 1998.

Electric

Electric revenues for the three months ended June 30 increased 8% from $18.6 million in 1998 to $20.1 million in 1999. The increase in revenues is principally due to internal growth and increased wholesale sales. Operating income from electric operations increased 19% from $5.5 million in 1998 to $6.6 million in 1999. The increase in operating income is due to higher revenues in 1999.

Electric revenues for the six months ended June 30 increased 8% from $37.6 million in 1998 to $40.5 million in 1999. The increase is principally due to internal growth and increased wholesale sales, partially offset by unfavorable heating degree weather in the first three months. Operating income increased 16% from $11.2 million in 1998 to $13.0 million in 1999.


HVAC

HVAC revenues for the three months ended June 30 increased from $24.8 million in 1998 to $73.1 million in 1999. Gross margins increased from $9.7 million in 1998 to $28.6 million in 1999. Operating income increased from $2.3 million in 1998 to $5.8 million in 1999.
The increases are principally due to acquisitions as well as internal growth.

HVAC revenues for the six months ended June 30 increased from $35.4 million in 1998 to $125.7 in 1999. Gross margins were up $34.9 million from $13.7 million reported in 1998 to $48.6 million in 1999, while operating income reflected an increase of $4.6 million from the 1998 total of $2.6 million. These increases are due to internal growth combined with acquisitions of companies throughout 1998 and continuing into 1999.

Communications

Communications revenues for the three months ended June 30 increased from $24.3 million in 1998 to $67.8 million in 1999.
Gross margins increased from $9.4 million in 1998 to $31.5 million in 1999. Operating income increased from $1.3 million in 1998 to $5.6 million in 1999. The increases are principally due to acquisitions as well as internal growth.

Communications revenues for the six months ended June 30 increased from $28.5 million in 1998 to $130.6 million in 1999. Gross margins were up $48.8 million from $11.0 million reported in 1998 to $59.7 million in 1999, while operating income reflected an increase of $10.7 million from the 1998 total of $1.5 million. These increases are due to internal growth combined with acquisitions of companies throughout 1998 and continuing into 1999.

Natural Gas

Natural gas revenues for the three months ended June 30 decreased from $14.8 million in 1998 to $13.5 million in 1999. The decrease in revenues is due to significantly warmer than normal weather. Operating income from natural gas operations increased from $.6 million in 1998 to $1.2 million in 1999. The increase in operating income is due to higher volumes in 1999 as well as improvements in general and administrative costs which were partially offset by the warmer than normal weather.

Natural gas revenues for the six months ended June 30 decreased from $44.9 million in 1998 to $43.6 million in 1999. The decrease was due to the significantly warmer than normal weather patterns in the Corporation's natural gas areas for the first four months of the year. Operating income from natural gas operations increased from $4.1 million in 1998 to $5.1 million in 1999. The increase in operating income is due to higher margins and lower administrative expenses offset by the warmer than normal weather.

Other Income Statement Items

Other operating revenues for 1998 consists principally of manufacturing revenues (related to the Corporation's former ownership interest in Lucht Inc. which was sold in 1998) and in 1999 consists of other service businesses.

Consolidated other income increased from $.6 million in 1998 to $2.5 million in 1999 for the three month period ended June 30 and also increased from $3.3 million in 1998 to $5.8 million in 1999 for the six month period ended June 30. These increases are principally due to the investment of additional funds which are a result of the excess proceeds from the debt and equity offerings completed by the Corporation in November 1998. Interest expense increased from $7.8 million in 1998 to $13.7 million in 1999 for the three months ended June 30 and from $15.5 million in 1998 to $25.6 million in 1999 for the same six months. This increase resulted from debt issued by the Corporation in November 1998 and Cornerstone in December 1998 and June 1999. Minority interests for the three months ended June 30 changed from $5.6 million in 1998 to $9.9 million in 1999. For the six months ended June 30, minority interests changed from $(3.5) million in 1998 to $(1.3) million in 1999. Both changed as a result of additional allocation of propane losses to the propane minority interest as well as allocations to HVAC and communications minority interests. Income taxes increased from $2.0 million and $6.7 million in 1998 to $3.4 million and $10.9 million in 1999 for the three and six months ended June 30, respectively. Theses increases were due to the higher consolidated taxable income in such periods.

LIQUIDITY AND CAPITAL RESOURCES:

The Corporation believes it has adequate long-term liquidity through the generation of operating cash flows, the availability of substantial marketable securities, and a sound capital structure. In addition, the Corporation has adequate capacity for additional financing and continues to maintain this strong position through favorable bond ratings.

The Corporation has generated significant operating cash flows while continuing to maintain substantial cash and investment balances in the form of marketable securities. Cash flows from operating activities during the six months ended June 30, 1999 and 1998 were $49.8 million and $42.8 million. The increase is primarily due to increased cash flow from propane, HVAC and communication operations. Cash equivalents and investment securities totaled $136.4 million and $72.7 million at June 30, 1999 and 1998, recpectively.

Working capital and other financial resources are also provided by lines of credit, which are generally used to support commercial paper borrowings, a primary source of short-term financing. At June 30, 1999, available lines of credit totaled $195 million. There were no borrowings or commercial paper issuances outstanding on these credit facilities at June 30, 1999. In addition, the Corporation's nonregulated subsidiaries maintain credit agreements on a nonrecourse basis to the Corporation with various banks for revolving and term loans.

Capital Requirements -

The Corporation's primary capital requirements include the funding of its energy business construction, maintenance and expansion programs, the funding of debt and preferred stock retirements, sinking fund requirements and the funding of its corporate development and investment activities.

Maintenance capital expenditure plans are subject to continual review and may be revised as a result of changing economic conditions, variations in sales, environmental requirements, investment opportunities and other ongoing considerations. Capital expenditures for maintenance activities during the six months ended June 30, 1999 and 1998 were $12.2 million and $13.6 million. Estimated annual maintenance capital expenditures for 1999 and 2000 are estimated to be $27.3 million and $26.2 million.

Capital requirements for the mandatory retirement of long-term debt including nonrecourse debt of subsidiaries should be $8.4 million in 1999. The Corporation anticipates that future capital requirements will be met by existing investments and marketable securities, internally generated cash flows and available external financing.

The Corporation will continue to review economics of retiring or refunding remaining long-term debt and the preferred stock to minimize long-term financing costs. At June 30, 1999, the Corporation had invested an aggregate of $243.0 million in Blue Dot. and Expanets. The Corporation may continue to make other significant acquisition investments in related industries that would require the Corporation to raise additional equity and/or incur debt financing, which are therefore subject to certain risks and uncertainties. The Corporation's financial coverages are at levels in excess of those required for the issuance of additional debt and preferred stock.

COMPETITION AND BUSINESS RISK

NorthWestern's strategy centers upon the development, acquisition and expansion of operations offering integrated services and solutions within the NorthWestern partner entities. In addition to maintaining a strong competitive position in its electric, natural gas and propane distribution businesses, the Corporation intends to pursue strategic development and acquisitions that have long-term growth potential. While these strategic development and acquisition activities can involve increased risk in comparison to the Corporation's energy distribution businesses, they offer the potential for enhanced investment returns. The Corporation's strategy to continue strategic development through acquisitions will be subject to future availability of market capital to fund such acquisitions. The NorthWestern strategy of integrating products and services and acquired companies have other factors which may also increase the risks of the Corporation. These factors include the ability of management teams to successfully implement operating strategies and the adequacy and efficiency information systems, business processes, related support functions and the ability to attract and retain quality team members. The
Corporation has taken and continues to take steps to refine, improve and scale up its back-office support systems and processes.
There are no assurances that such efforts will be sufficient to meet the future needs of the Corporation's operations. Future changes in accounting rules and regulations could have a material impact upon the Corporation's future financial statement presentation, results from operations and financial position.

PROPANE

The retail propane business is a margin-based business in which gross profits depend on the excess of sales prices over propane supply costs. Consequently, CornerStone's profitability will be sensitive to changes in wholesale propane prices. Propane is a commodity, the market price of which can be subject to volatile changes in response to changes in supply or other market conditions. As it may not be possible to immediately pass on to customers rapid increases in the wholesale cost of propane, such increases could reduce CornerStone's gross margins.

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

Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers against suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is a competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating and cooking. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a less expensive source of energy than propane although in areas where natural gas is available, propane is used for certain industrial and commercial applications. The gradual expansion of the nation's natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many regions of the country where propane is sold for heating and cooking purposes.

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

As described in Note 1 to the 1998 audited annual consolidated financial statements, the Corporation complies with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71), 'Accounting for the Effects of Certain Types of Regulation'. SFAS 71 provides for the financial reporting requirements of the Corporation's regulated electric and natural gas operations, which requires specific accounting treatment of certain costs and expenses that are related to the Corporation's regulated operations. Criteria that could give rise to the discontinuance of SFAS 71 include 1) increasing competition that restricts the Corporation's ability to establish prices to recover specific costs and 2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Corporation periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Corporation believes that its regulatory assets, including those related to generation, are probable of future recovery. This evaluation of recovery must be updated for any change, which might occur in the Corporation's current regulatory environment.

HVAC

The markets served by Blue Dot. for residential and commercial heating, ventilating, air conditioning, plumbing and other related services are highly competitive. The principal competitive factors in these segments of the industry are 1) timeliness, reliability and quality of services provided, 2) range of products and services provided, 3) name recognition and market share and 4) pricing.
Many of Blue Dot's competitors in the HVAC business are small owner-operated companies typically located and operated in a single geographic area. There are a small number of larger national companies engaged in providing residential and commercial services in the service lines in which the Corporation intends to focus.
Future competition in both the residential and commercial service lines may be encountered from other newly formed or existing public or private service companies with aggressive acquisition programs, from the unregulated business segments of regulated gas and electric utilities, from manufacturers of HVAC equipment, or from newly deregulated utilities in those industries entering into various service areas. The growth of Blue Dot. is dependent upon our ability to successfully implement our operating strategy and internal growth initiatives and identify, acquire, integrate, and finance HVAC businesses and acquisitions.

COMMUNICATIONS

The market served by Expanets in the communications and data services industry is also highly competitive. The Corporation believes that 1) market acceptance of the products, services and technology advances the Corporation provides, 2) pending and future legislation affecting the communications and data industry, 3) name recognition and market share, 4) larger competitors and 5) the Corporation's ability to provide integrated communication and data solutions for customers in a dynamic industry are all factors that could affect the Corporation's future operating results. Many of Expanet's competitors in the communications business are generally small, owner-operated companies typically located and operated in a single geographical area. There are a number of large, integrated national companies engaged in providing commercial services in the service lines in which the Corporation intends to focus and also manufacture and sell directly the products that the Corporation services and sells. Future competition may be encountered from other newly formed or existing public or private service companies with aggressive acquisition programs. The growth of Expanets is dependent upon our ability to successfully implement our operating strategy and internal growth initatives and identify, acquire, integrate, and finance communication and data services businesses and acquistions.

YEAR 2000 READINESS

The Corporation utilizes software and various technologies throughout its businesses that might be impacted by the date change in the year 2000. The year 2000 issue is a result of computer programs which were written using two digits (rather than the actual four) to identify the year in the date field. This old approach was intended to save processing time and storage space within computers and was continued in use until the mid 1990's. If not corrected, affected systems and devices containing computer chips or clocks could roll back to 1900 instead of moving forward to 2000. Some systems and devices may continue to function even if this occurs. Others may experience interruptions in service, processes or obtain erroneous results.

In an effort to recognize the critical systems or devices with potential business consequences, the Corporation is utilizing internal and external resources to conduct detailed assessments of critical systems and devices. To ensure a thorough approach to the year 2000, the Corporation has assembled a diverse oversight and advisory team from all businesses with experienced information systems, legal, communications and operating leadership to work on our enterprise-wide year 2000 program. This initiative covers not only the Corporation's information technology systems and computer applications, but also considers hardware, embedded systems and components internal and external to our organizations. The Corporation's program considers not only our businesses and technology areas but also those of our customers and suppliers.

The Corporation's operations are dependent upon complex computer systems for many aspects of its businesses. These different computer information systems include AS/400, client server and distributed systems. The Corporation's goal is to have mission-critical systems or devices that are required to maintain operations ready for the year 2000. Year 2000 ready means that the system or device has been deemed suitable to operate after December
31, 1999. Many of the Corporation's mission-critical systems have been replaced or will be replaced in advance of the year 2000. Remediation plans include prioritizing our efforts based on when the systems might first experience malfunctions as well as possible impact on our customers. The Corporation believes that it has adequately remediated or modified most critical applications and will now devote the remainder of 1999 to work on final interface issues, remediation, testing of both existing and replacement systems and fine-tuning critical items. Note that some replacement systems are being implemented through the third quarter of 1999 and year 2000 readiness of those systems will be confirmed upon implementation.

The Corporation's costs to prepare for the year 2000 were approximately $2 million during 1998 and an estimated additional $2 million will be incurred during 1999. These costs have been expensed as incurred or capitalized in accordance with our accounting policy for software development costs.

The Corporation's systems and operations with respect to the year 2000 issue may also be affected by other third parties with which the Corporation transacts business. We rely upon other companies to supply us with products and services necessary to operate our businesses. If key third parties cannot provide us with products and services as a result of their own year 2000 problem, it could have a material adverse effect upon our operations. The extent of such impact would depend upon the duration of such interruption and our costs and ability to find alternative sources of products and services. The Corporation is currently working with third parties to determine the potential adverse consequences, if any, that could result from such entities' failure to effectively address the year 2000 issue.

The Corporation's primary focus has been directed at resolving the year 2000 problem. While the Corporation expects that the majority of its systems and devices to be year 2000 ready, the Corporation is developing a contingency plan specifying what will be done if the Corporation or important third parties are not year 2000 ready. The majority of the contingency plan is based on manual backup systems, procedures and practices, as well as the identification of alternative suppliers for key products or services. The contingency plan is completed and will be updated as appropriate throughout the remainder of 1999. In addition, the Corporation has informed customers of its plans and maintains a year 2000 readiness statement on its corporate web site.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute 'forward-looking statements' within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. When used in the this Form 10-Q, the words 'expects', 'anticipates', 'estimates', 'believes', 'no assurance' and similar expressions are intended to identify such forward-looking statements that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Corporation's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed in the foregoing sections, actual results or outcomes could differ materially as a result of various factors including, among others, the following: the impact of competition and changes to the competitive environment for the Corporation's products and services; changes in technology; reliance on strategic partners;
weather, regional, commercial, industrial and residential growth in the geographic areas served by Corporation and its partner entities; customers' usage patterns and preferences; the speed and degree to which competition enters the Corporation's industries; the ability of the Corporation ot it's Partner Entities to integrate the operations of acquired businesses; the timing and extent of changes in commodity prices; uncertainty of litigation; changes in government regulation; changes in the capital and equity markets; changes in market interest or currency exchange rates; new or increased environmental liabilities; the effects of the year 2000 Issue; other unforeseen events; and other factors detailed, from time to time, in the Corporation's filings with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this Form 10-Q.
NorthWestern Corporation expressly disclaims any obligation or undertakings to release publicly any updated or revisions to any forward-looking statements contained herein to reflect any change in the Corporation's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



                      NORTHWESTERN CORPORATION
                               PART II

ITEM 1.   LEGAL PROCEEDINGS

          The Corporation is from time to time a part to litigation arising in the ordinary course of its business and stategic development activities. Management believes that none of such actions will have a material adverse effect on our financial condition, results of such operations or cash flows.

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

                           NORTHWESTERN CORPORATION
                        ________________________________
                                  (Registrant)


Date:     August 16, 1999       /s/ David A. Monaghan
                              -------------------------------------
                              Controller and Treasurer