Form 10-Q
period 1999-09-30
NORTHWESTERN CORP
filed 1999-11-15
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1999

or

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


Indicate by check mark whether the registrant (1)
has filed all reports required to be filed by
Section 13 or 15 (D) of the Securities Exchange Act
of 1934 during the preceding 12 months (or for such
shorter period that the registrant was required to
file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
[X]  Yes     [  ] No


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                  Common Stock, Par Value $1.75
        23,108,893 shares outstanding at November 9, 1999

         Corporation-Obligated Mandatorily Redeemable
          Preferred Securities of Subsidiary Trusts,
                  Liquidation Amount $25.00
     3,500,000 shares outstanding at November 9, 1999


                              Index

                                                                  PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

      Consolidated Balance Sheets -
          September 30, 1999 and December 31, 1998                 3

      Consolidated Statements of Income -
          Three months and nine months ended
          September 30, 1999 and 1998                              4

      Consolidated Statements of Cash Flows
           Nine months ended September 30, 1999 and 1998           5

      Notes to Consolidated Financial Statements                   6

     Item 2.  Management's Discussion of Financial Condition
              and Results of Operations                           10

PART II.  OTHER INFORMATION                                       17

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

                  PART I. FINANCIAL INFORMATION

                  Item 1. Financial Statements


                   NORTHWESTERN CORPORATION
                 CONSOLIDATED BALANCE SHEETS
                       (Unaudited)
                      (In thousands)

                                          September 30,   December 31,
                                              1999           1998
                 ASSETS
Current Assets
  Cash and Cash Equivalents               $    38,543   $    30,865
  Accounts Receivable, Net                    180,485       131,541
  Inventories                                 100,331        72,805
  Other                                        36,373        31,957
                                              -------       -------
                                              355,732       267,168
                                              -------       -------
Property, Plant and Equipment, Net            662,978       629,278
                                              -------       -------

Goodwill and Other Intangible Assets, Net     679,698       631,029
                                              -------       -------

Other Assets
  Investments                                  99,542       152,470
  Other                                       105,715        56,271
                                              -------       -------
                                              205,257       208,741
                                              -------       -------
                                          $ 1,903,665   $ 1,736,216
                                          ===========   ===========
  Liabilities and Shareholders' Equity

Current Liabilities
  Current Maturities of Long-Term Debt    $    16,416   $    20,060
  Commercial Paper Borrowings                  13,000             -
  Short-Term Debt - Nonrecourse                16,296        11,554
  Accounts Payable                            153,384       113,036
  Accrued Expenses                             71,132        64,779
                                              -------       -------
                                              270,228       209,429
                                              -------       -------
Long-term Debt                                286,350       256,350
Long-term Debt of Subsidiaries - Nonrecourse  444,864       332,525
Deferred Income Taxes and Other                75,718        74,072
Other Noncurrent Liabilities                   71,667       101,787
                                              -------       -------
                                              878,599       764,734
                                              -------       -------
Minority Interests                            371,378       388,702
                                              -------       -------
Preferred stock and Preferred Securities


  Preferred Stock - 4 1/2% Series               2,600         2,600
  Redeemable Preferred Stock - 6 1/2% Series    1,150         1,150
  Corporation Obligated Mandatorily
  Redeemable                                   87,500        87,500
                                               ------        ------
   Preferred Securities of Subsidiary Trusts
                                               91,250        91,250
                                               ------        ------
Shareholders' Equity
  Common Stock                                 40,438        40,279
  Paid-in Capital                             160,028       158,530
  Retained Earnings                            88,722        81,100
  Accumulated Other Comprehensive Income        3,022         2,192
                                              -------       -------
                                              292,210       282,101
                                              -------       -------
                                          $ 1,903,665   $ 1,736,216
                                           ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.


                      NORTHWESTERN CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
          (In Thousands, Except for Per Share Amounts)

                               Three Months Ended     Nine Months Ended
                                  September 30           September 30
                               ------------------     ------------------
                               1999       1998         1999       1998
                               ------------------     ------------------
OPERATING REVENUES         $ 753,443   $ 276,896   $1,858,647   $ 809,005

COST OF SALES                630,008     194,436    1,477,684     578,953
                             -------     -------    ---------     -------
GROSS MARGIN                 123,435      82,460      380,963     230,052

OPERATING EXPENSES
  Selling, general and
    administrative expenses   96,975      62,505      269,634     155,095
  Depreciation &
    amortization              16,795      12,001       47,931      30,229
                             -------      ------      -------     -------
                             113,770      74,506      317,565     185,324
                             -------      ------      -------     -------
OPERATING INCOME               9,665       7,954       63,398      44,728
Interest Expense, net        (13,461)     (9,528)     (39,068)    (25,000)
Investment Income and Other    1,065       1,293        6,832       4,616
                             -------      -------     --------    --------
Income(Loss) Before Income
  Taxes and Minority
  Interests                   (2,731)       (281)      31,162      24,344
Provision for Income Taxes    (3,221)     (3,992)     (14,098)    (10,741)
                              -------     -------     --------    --------
Income (Loss) Before
Minority Interests            (5,952)     (4,273)      17,064      13,603
Minority Interests            14,790       8,855       13,491       5,338
                              -------     -------      ------      ------
 Net Income                    8,838       4,582       30,555      18,941
Minority Interest on
   Preferred Securities of
   Subsidiary Trusts          (1,650)       (660)      (4,950)     (1,980)

Dividends on Cumulative
Preferred Stock                  (48)        (48)        (144)       (144)
                              -------     -------       ------     -------
Earnings on Common Stock     $ 7,140     $ 3,874     $ 25,461    $ 16,817
                             ========    ========    ========    =========

Average Common Shares
Outstanding                   23,109      17,860       23,089      17,848
Earnings per Average Common Share
   Basic                     $  0.31     $  0.21       $ 1.10      $ 0.94
   Diluted                   $  0.31     $  0.20       $ 1.09      $ 0.93

The accompanying notes to consolidated financial statements are an integral part of these statements.

                         NORTHWESTERN CORPORATON
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                             (In Thousands)

                                                 Nine Months Ended
                                                    September 30
                                                  ----------------
                                                 1999         1998
                                                 ----         ----
Operating Activities:
    Net Income                                $   30,555    $  18,941
    Items not Affecting Cash
        Depreciation and Amortization             47,931       30,229
        Deferred Income Taxes                     (6,273)      (1,949)
        Minority Interests in Net Income of
         Consolidated Subsidiaries               (13,491)      (5,338)
        Investment Tax Credits                      (421)        (421)
        Foreign Currency Translations               (240)           -
        Changes in Current Assets and
           Liabilities, Net of Acquisitions:
           Accounts Receivable                    (5,941)      45,110
           Inventories                            (6,808)         373
           Other Current Assets                   (6,836)      (3,828)
           Accounts Payable                       15,563      (45,565)
           Accrued Expenses                       (1,973)      (2,611)
        Other, Net                                (3,535)         215
                                                 --------      -------
Cash Flows Provided by Operating Activities       48,531       35,156
                                                 --------      -------
Investment Activities:
    Property, Plant and Equipment Additions      (19,521)     (19,742)
    Sale (Purchase) of Noncurrent
    Investments, Net                              28,617       28,872
    Acquisitions and Growth Expenditures        (150,775)    (142,495)
                                                ---------    ---------
      Cash flows Used in Investing Activites    (141,679)    (133,365)
                                                ---------    ---------
Financing Activities:
    Dividends on Common and Preferred Stock     (17,983)      (13,129)
    Minority Interest on Preferred Securities
      of Subsidiary Trusts                       (4,950)       (1,980)
    Proceeds From Exercise of Warrants            1,656           869
    Subsidiary Payment of Common Unit
      Distributions                             (27,751)      (21,369)
    Proceeds From Issuance of Common Units            -        40,700
    Issuance of Long Term Debt                   35,000             -
    Repayment of Long Term Debt                  (5,000)       (5,000)
    Issuance of Nonrecourse Subsidiary Debt     120,520             -
    Repayment of Nonrecourse Subsidiary Debt    (13,666)       (7,188)
    Short-Term Borrowings                             -        88,500
    Commercial Paper Issuances                   13,000        25,000
                                               ---------     ---------
      Cash Flows Provided by Financing
        Activities                              100,826       106,403
                                               ---------     ---------
Increase in Cash and Cash
  Equivalents                                     7,678         8,194
Cash and Cash Equivalents, Beginning of Period   30,865        14,309
                                                --------     ---------
Cash and Cash Equivalents, End of Period      $  38,543     $  22,503
                                               ========      ========
Supplemental Cash Flow Information
    Cash Paid During the Period For
        Income Taxes                          $  15,968      $ 10,577
        Interest                              $  28,831      $ 21,952

The accompanying notes to consolidated financial statements are an integral part of these statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Reference is made to Notes to Financial Statements included in the Company's Annual Report)

(1)  Management's Statement -

The financial statements included herein have been prepared by NorthWestern Corporation (the
Corporation), without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission. In the opinion of the Corporation, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Actual results could differ from those estimates. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Corporation's latest annual report to shareholders.

(2)  Subsidiaries and Principles of Consolidation -

The accompanying consolidated financial statements include the accounts of the Corporation and all wholly, majority-owned, and controlled subsidiaries, including CornerStone Propane Partners, L.P.
(NYSE:CNO), the nation's fourth largest retail propane distributor; Blue Dot Services, Inc., a national provider of air conditioning, heating, plumbing and related services (HVAC), and Expanets, Inc., a national provider of integrated communication and data solutions and network services. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. The Corporation's regulated businesses are subject to various state and federal agency regulation. The public unitholders' interest in CornerStone's net assets subsequent to the Partnership Formation is reflected as minority interests in the consolidated financial statements.
The Common Stock equity interests of the former owners of companies acquired by Blue Dot. and Expanets who continue to hold an interest in Blue Dot. and Expanets are also reflected as minority interests in the consolidated financial statements.

(3)  Comprehensive Income -

In 1998, the Corporation adopted SFAS No. 130
"Reporting Comprehensive Income." This statement requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.
Comprehensive income for the three months ended
September 30, 1999 and 1998, was $8.2 million and
$4.6 million. Comprehensive income for the nine months ended September 30, 1999 and 1998, was $31.4 million and $17.7 million.

(4)  Segment Information -

In 1998, the Corporation adopted Statement of
Financial Accounting Standards No. 131 (SFAS 131),
"Disclosures About Segments of an Enterprise and
Related Information," which
requires the reporting of certain financial
information by business segment.  For the purpose of
providing segment information, the Corporation's
principal business segments are its electric and
natural gas, retail propane and wholesale propane,
HVAC, and communications operations.  All other
includes other service businesses, the results of
manufacturing operations (only in 1998), activities
and assets of the parent and any reconciling or
eliminating amounts. The accounting policies of the
operating segments are the same as the parent except
that the parent allocates some of its operating
expenses and interest expense to the operating
segments according to a methodology designed by
management for internal reporting purposes and
involves estimates and assumptions.  Financial data
for the business segments are as follows (in
thousands):
                Three Months Ended September 30, 1999
                -------------------------------------
              Total
             Electric
            & Natural    Total            Communi-   All
               Gas      Propane   HVAC    cations    Other     Total
            ---------  --------- ------  ---------- -------   -------
Operating
Revenues    $ 30,845  $ 556,527 $ 82,628 $ 77,940  $ 5,503  $ 753,443
Cost of Sales  9,241    521,436   50,217   45,381    3,733    630,008
              ------    -------   ------   ------    -----    -------

Gross Margin  21,604     35,091   32,411   32,559    1,770    123,435
Selling,
general &
administrative 9,257     33,382   26,370   25,346    2,620     96,975

Depreciation
& amortization 3,752      8,169    2,117    2,647      110     16,795
               -----     ------   ------   ------    -----     ------
Operating
Income (Loss)  8,595     (6,460)   3,924    4,566     (960)     9,665

Interest
Expense       (2,187)    (8,362)    (459)    (290)  (2,163)   (13,461)

Investment
Income & Other    30          1      377     (594)   1,251      1,065
               -----      ------   -----    -----   ------     ------
Income
before taxes
and minority
interests      6,438    (14,821)   3,842     3,682   (1,872)    (2,731)

Provision for
income taxes  (2,608)     1,454   (1,948)   (1,868)   1,749     (3,221)
              -------    ------   -------   -------  ------     -------
Income
before
minority
interests    $ 3,830  $ (13,367) $ 1,894   $ 1,814  $ (123)   $ (5,952)
             =======  ========== =======   =======  =======     =======
Total
Assets      $336,266   $831,437 $279,025  $242,397 $214,540  $1,903,665
            ========   ======== ========  ======== ========  ==========
Maintenance
Capital
Expenditures $ 3,807   $  1,389 $    591  $  1,176 $    338  $    7,301
             =======   ======== ========  ======== ========  ==========

                          1999                     1998
                  Electric     Natural      Electric    Natural
                                 Gas                       Gas
                 ----------   ---------    ---------    --------
Operating
Revenues          $ 24,155    $ 6,690      $ 22,497      $ 6,692

Cost of Sales        5,501      3,740         4,410        3,763
                   -------    -------      --------      --------
Gross Margin        18,654      2,950        18,087        2,929

Selling, general
& administrative     5,994      3,263        6,253         3,242

Depreciation and
amortization         2,994        758        2,985           791
                    ------      -----       ------         -----
                   $ 9,666   $ (1,071)     $ 8,849      $ (1,104)
                   =======   =========     =======      =========


                          1999                     1998
                   Retail     Wholesale      Retail   Wholesale
                   Propane     Propane       Propane   Propane
                  ---------  -----------    --------- ----------
Operating
Revenues         $  53,019    $ 503,508     $ 39,188 $ 121,539

Cost of Sales       25,036      496,400       15,548   118,482
                  --------     --------      -------  --------
Gross Margin     $  27,983    $   7,108     $ 23,640 $   3,057
                 =========    =========     ======== =========


               Three Months Ended September 30, 1998
              ---------------------------------------
              Total
             Electric &
             Natural    Total             Communi-    All
               Gas     Propane     HVAC   cations    Other    Total
             --------- -------    ------  --------  -------  -------
Operating
Revenues     $ 29,189 $ 160,727 $ 36,550 $ 44,786  $ 5,644  $ 276,896

Cost of Sales   8,173   134,030   22,133   27,192    2,908    194,436
              -------  --------  -------  -------   ------    -------
Gross Margin   21,016    26,697   14,417   17,594    2,736     82,460

Selling,
general &
administrative 9,495    25,694   10,746   13,828     2,742     62,505

Depreciation &
amoritization  3,776     5,122    1,000    1,543       560     12,001
              ------    ------   ------   ------     -----    -------
Operating
Income (Loss)  7,745    (4,119)   2,671    2,223      (566)     7,954

Interest
Expense       (2,754)   (5,124)       -     (216)   (1,434)    (9,528)

Investment
Income &
Other            271         -       87       49       886      1,293
              ------    -------    -----   -----    -------   -------

Income
before taxes
and minority
interests      5,262    (9,243)   2,758    2,056    (1,114)      (281)

Provision
for income
taxes         (1,892)      810   (1,394)  (1,267)      479     (3,992)
             --------    -----   -------  -------   ------     -------
Income
before
minority
interests   $  3,370  $ (8,433)  $ 1,364   $ 789  $ (1,363)  $ (4,273)
            ========  =========  =======   =====   ========    =======
Total
Assets     $ 332,367 $ 735,290  $ 47,195 $ 73,171 $ 548,193  $ 1,736,216
            ========  ========   =======  =======  ========   ==========
Maintenance
Capital
Expenditures $ 2,519   $ 1,270   $ 1,066  $ 1,205   $   91   $     6,151
              ======    ======    =======  ======    =====     =========

                  Nine Months Ended September 30, 1999
                 --------------------------------------
              Total
             Electric &
              Natural     Total             Communi-   All
                Gas      Propane    HVAC    cations   Other      Total
            ----------- ---------  ------  --------- -------    --------
Operating
Revenues     $115,013  $1,314,647 $208,329 $208,521  $12,137   $1,858,647

Cost of
Sales          49,075   1,176,721  127,363  116,249    8,276    1,477,684
             --------  ----------  -------  -------   ------    ---------
Gross
Margin         65,938     137,926   80,966   92,272    3,861      380,963

Selling,
general &
administrative 28,077      96,024   65,551   71,409    8,573      269,634

Depreciation &
amoritization  11,189      22,881    6,067    7,427      367       47,931
              -------     -------   ------   ------    -----      -------
Operating
Income (Loss)  26,672      19,021    9,348   13,436   (5,079)      63,398
Interest
Expense        (6,544)    (23,883)    (459)    (833)  (7,349)     (39,068)

Investment
Income &
Other             255           1      484     (564)   6,656        6,832
               ------     -------    -----    ------  ------       ------
Income
before taxes
and minority
interests      20,383      (4,861)   9,373    12,039  (5,772)     31,162

Provision
for income
taxes          (7,046)        (55)  (4,778)   (6,245)  4,026    (14,098)
               -------     -------  -------   ------- ------    --------
Income
before
minority
interests    $ 13,337    $ (4,916) $ 4,595   $ 5,794 $(1,746)  $ 17,064
             ========    ========  =======   ======= ========  ========
Total Assets $336,266    $831,437 $279,025  $242,397 $214,540 $1,903,665
             ========    ======== ========  ======== ======== ==========
Maintenance
Capital
Expenditure   $10,561      $3,956   $1,743    $2,649     $612   $19,521
             ========    ======== ========  ======== ======== =========

                           1999                     1998
                  Electric     Natural      Electric     Natural
                                 Gas                       Gas
                 ---------    --------     ---------    ---------
Operating
Revenues         $ 64,680     $ 50,333      $ 60,049    $ 51,560
Cost of Sales      14,447       34,628        12,018      36,236
                  -------      -------       -------     -------
Gross Margin       50,233       15,705        48,031      15,324

Selling, general
& administrative   18,592        9,485        19,113      10,143


Depreciation and
amortization        8,999        2,190         8,883       2,222
                   ------       ------        ------      ------
                 $ 22,642      $ 4,030      $ 20,035     $ 2,959
                 ========      =======      ========     =======

                          1999                    1998
                   Retail     Wholesale      Retail  Wholesale
                  Propane      Propane      Propane   Propane
                 ---------    ----------   --------- ----------
Operating
Revenues         $ 208,866   $1,105,781    $ 162,979  $371,970

Cost of Sales       88,737    1,087,984       72,331   359,684
                   -------    ---------      -------   -------
Gross Margin     $ 120,129   $   17,797    $  90,648  $ 12 286
                 =========   ==========    =========  ========

               Nine Months Ended September 30, 1998
              ---------------------------------------
              Total
             Electric &
              Natural       Total              Communi-    All
                Gas        Propane    HVAC     cations    Other   Total
             ---------    --------   ------   ---------   -----  -------
Operating
Revenues     $ 111,609   $ 534,949 $ 71,910   $ 73,285  $ 17,252 $ 809,005
Cost of
Sales           48,254     432,015   43,800     44,735    10,149   578,953
              --------    --------  -------    -------   -------  --------
Gross
Margin          63,355     102,934   28,110    28,550      7,103   230,052

Selling,
general &
administrative  29,256      75,597   21,199    22,877      6,166   155,095

Depreciation &
amoritization   11,105      14,467    1,610    1,972       1,075    30,229
               -------     -------   ------   ------      ------   -------
Operating
Income (Loss)   22,994      12,870    5,301    3,701        (138)   44,728

Interest
Expense         (8,339)    (14,519)     (20)    (370)     (1,752)  (25,000)

Investment
Income &
Other              878           -      105      112       3,521     4,616
               -------     --------   ------   ------     ------    ------
Income
before taxes
and minority
interests       15,533      (1,649)   5,386    3,443       1,631    24,344

Provision
for income
taxes           (5,840)       (515)  (2,058)   (1,836)      (492)  (10,741)
               --------      ------  -------   -------     ------  --------
Income
before
minority
interests      $  9,693    $ (2,164) $ 3,328   $ 1,607    $ 1,139  $ 13,603
               ========    ========= =======   =======    =======  ========
Total Assets   $332,367    $735,290  $47,195   $73,171   $548,193 $1,736,216
               ========    ========  =======   =======   ======== ==========
Maintenance
Capital
Expenditures  $   9,003    $  5,917  $ 2,843   $ 1,816     $  163 $   19,742
              ==========   ========  =======   =======     ====== ==========


(5)  New Accounting Standards -

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.
133 (SFAS 133), 'Accounting for Derivative Instruments and Hedging Activities.' The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
SFAS 133 is effective for fiscal years beginning after June
15, 1999. The Corporation is evaluating the impacts of adopting SFAS 133 on its financial statements.
The impact of SFAS 133 will likely depend upon the extent of use of derivative instruments and their designation and effectiveness as hedges of market risk.

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


                            Three Months            Nine Months
                                Ended                  Ended
                             September 30          September 30
                           ---------------        --------------
                            1999     1998          1999    1998
Average common
  Shares outstanding for
  Basic computation        23,109   17,860        23,089  17,848
Dilutive effect of:
  Stock Options                14        7            19      20
  Stock Warrants              264      289           287     350
                           ------   ------        ------  ------
Average common
  Shares outstanding for
  Diluted computation      23,387   18,144        23,395  18,230
                          =======  =======       ======= =======



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

NorthWestern was incorporated under the laws of the
state of Delaware in 1923.  Our executive offices are
located at 125 S. Dakota Avenue, Suite 1100, Sioux
Falls, South Dakota 57104, and our telephone number
is 605-978-2908.  Our website is located at
www.northwestern.com
--------------------

Weather

Weather patterns have a material impact on the Corporation's operating performance for all three segments (propane, natural gas and electric) of its energy business, and to a lesser extent the HVAC business segment. This impact is particularly relevant for natural gas and propane. Because propane and natural gas are heavily used for residential and commercial heating, the demand for these products depends heavily upon weather patterns throughout the Corporation's market areas. With a larger proportion of its operations related to seasonal propane and natural gas sales, a significantly greater portion of the Corporation's operating income is recognized in the first and fourth quarters related to higher revenues from the heating season.

RESULTS OF OPERATIONS:

Consolidated Earnings Comparisons -

Diluted earnings per share for the quarters ended
September 30, 1999 and 1998, were $.31 and $.20.
Diluted earnings per share for the year to date through September 30, 1999 was $1.09 compared to $.93 for the nine months ended September 30, 1998.
Excluding a nonrecurring investment gain of $.07 related to a sale of stock in a non-strategic investment, September 30, 1998, year to date diluted earnings were $.86 per share. The increase in ongoing earnings was due to increased income from electric and natural gas operations as well as increased income from HVAC and communications operations resulting from internal growth and acquired companies, offset by decreases in propane due primarily to the impact of additional acquisitions in a traditional seasonal loss period.

Propane

Retail propane sales for the three months ended
September 30 increased 35% from $39.2 million in 1998 to $53.0 million in 1999. Sales revenues have increased primarily due to acquisitions and to a lesser extent increases in the average price of propane and internal growth. Gross margins also increased 18% from $23.6 million in 1998 to $28.0 million in 1999.
The increases are due to the acquisition of retail propane centers including a large retail propane distribution company in late 1998 as well as internal growth. Wholesale propane sales increased 314% from $121.5 million in 1998 to $503.5 million in 1999.
Wholesale propane margins also increased 133% from $3.1 million in 1998 to $7.1 million in 1999. The increases in wholesale sales and margins are primarily due to acquisitions in late 1998 and early
1999. The majority of retail propane revenues and operating income occur in the first and fourth quarters when propane is heavily sold for residential and commercial heating as compared to the second and third quarter's which traditionally are operating loss periods in the industry. Propane operating losses for the three months ended September 30 increased 57%
from $(4.1) million in 1998 to $(6.5)million in 1999 due primarily to the impact of additional acquisitions in a traditional seasonal loss period.

Retail propane sale for the nine months ended
September 30 increased 28% from $163.0 million in 1998 to $ 208.9 million in 1999. Gross margins also increased 33% from $90.6 million in 1998 to $120.1 million in 1999. The increases are due primarily to acquisitions and to a lesser extent internal growth.
Wholesale propane revenues increased 197% from $372.0 million in 1998 to $1.1 billion in 1999. Gross margins also increased 45% from $12.3 million in 1998 to $17.8 million in 1999. These increases were mainly due to acquisitions completed late in 1998 and early 1999.

Electric

Electric revenues for the three months ended
September 30 increased 7% from $22.5 million in 1998 to $24.2 million in 1999. The increase in revenues is due to internal growth and increased wholesale sales as well a slight increase in the number of cooling degree days in the period. Operating income from electric operations increased 9% from $8.8 million in 1998 to $9.7 million in 1999. The increase in operating income is due to higher revenues and margins in 1999.

Electric revenues for the nine months ended September
30 increased 8% from $60.0 million in 1998 to $64.7 million in 1999. The increase is due to internal growth, increased wholesale sales, and a slight increase in the number of cooling degree days in the period partially offset by a slight decrease in the number of heating degree days in the first three months. Operating income increased 13% from $20.0 million in 1998 to $ $22.6 million in 1999.


HVAC

HVAC revenues for the three months ended September 30 increased from $36.6 million in 1998 to $82.6 million in 1999. Margins increased from $14.4 million in 1998 to $32.4 million in 1999. Operating income increased from $2.7 million in 1998 to $3.9 million in 1999. The increases are due primarily to acquisitions along with internal growth.

HVAC revenues for the nine months ended September 30 increased from $71.9 million in 1998 to $208.3 in 1999. Gross margins were up $52.9 million from the $28.1 million reported in 1998 while operating income reflected an increase of $4.0 million from $5.3 million reported in 1998. These increases are due primarily to acquisitions of companies throughout
1998 and continuing into 1999 along with internal growth.

Communications

Communications revenues for the three months ended
September 30 increased from $44.8 million in 1998 to $77.9 million in 1999. Margins increased from $17.6 million in 1998 to $32.6 million in 1999. Operating income increased from $2.2 million in 1998 to $4.6 million in 1999. The increases are due primarily to acquisitions along with internal growth.

Communications revenues for the nine months ended
September 30 increased from $73.3 million in 1998 to $208.5 million in 1999. Margins were up $63.7 million from the $28.6 million reported in 1998 while operating income reflected an increase of $9.7 million from $3.7 million reported in 1998. These increases are due primarily to acquisitions of companies throughout 1998 and continuing into 1999 along with internal growth.

Natural Gas

Natural gas revenues for the three months ended
September 30 remained unchanged from the 1998 total of $6.7 million. Operating losses from natural gas operations also remained unchanged from the 1998 total of $(1.1) million.

Natural gas revenues for the nine months ended
September 30 decreased from $51.6 million in 1998 to $50.3 million in 1999. The decrease was due to the significantly warmer than normal weather patterns in the Corporation's natural gas areas for the first four months of the year. Operating income from natural gas operations increased from $3.0 million in 1998 to $4.0 million in 1999. The increase in operating income is due to higher margins and lower administrative expenses offset by the warmer than normal weather.


Other Income Statement Items

Other operating revenues for 1998 consists principally of manufacturing revenues (related to the Corporation's former ownership interest in Lucht Inc.
which was sold in 1998) and in 1999 consists of other service businesses.

Investment income and other decreased slightly from $1.3 million for the three months ended September 30, 1998, to $1.1 million for the same period in 1999. This decrease was due to cash utilized for acquisitions in 1999 as compared to overnight investments in 1998. Investment income and other increased from $4.6 million during the nine months ended September 30, 1998, to $6.8 million for the same period in 1999. This increase is principally due to the investment of additional funds which are a result of the excess proceeds from the debt and equity offerings completed by the Corporation in November 1998. Interest expense increased from $9.5 million in 1998 to $13.5 million in 1999 for the three months ending September 30 and from $25.0 million in 1998 to $39.1 million in 1999 for the same nine months. This increase resulted from debt issued by the Corporation in November 1998 and Cornerstone in December 1998. The losses apportioned to minority interests increased from $(8.9) million and $(5.3)
million in 1998 to $(14.8) million and $(13.5) million in 1999 for the three and nine month periods ended September 30. Both changed as a result of additional allocation of propane losses to the propane minority interest as well as allocations to HVAC and communications minority interests. Income taxes decreased from $4.0 million to $3.2 million for the three months ended September 30, 1998 and 1999.
Income taxes increased from $10.7 million to $14.1
million for the nine months ended September 30, 1998 and 1999. The decrease for the three month period was due to the increased propane losses while the expense is higher for the nine month period due to the higher consolidated taxable income.

LIQUIDITY AND CAPITAL RESOURCES:

The Corporation believes it has adequate long-term liquidity through the generation of operating cash flows, the availability of substantial marketable securities, existing credit facilities and a sound capital structure. In addition, the Corporation has adequate capacity for additional financing and continues to maintain this strong position through favorable bond ratings.

The Corporation has generated significant operating cash flows while continuing to maintain substantial cash and investment balances in the form of marketable securities. Cash flows from operating activities during the nine months ended September 30, 1999 and 1998 were $48.5 million and $35.2 million.
The increase is primarily due to increased cash flow from propane, HVAC and communication operations.
Cash equivalents and investment securities totaled
$68.2 million and $130.1 million at September 30, 1999 and 1998.

Working capital and other financial resources are also provided by lines of credit, which are generally used to support commercial paper borrowings, a primary source of short-term financing, as well as for general corporate purposes. At September 30, 1999, available lines of credit totaled $147 million.
There was $35 million of borrowings outstanding on a line of credit and $13 million of commercial paper issuances outstanding at September 30, 1999. In addition, the Corporation's nonregulated subsidiaries maintain credit agreements on a nonrecourse basis to the Corporation with various banks for revolving and term loans.

Capital Requirements -

The Corporation's primary capital requirements include the funding of its business construction, maintenance and expansion programs, the funding of debt and preferred stock retirements, sinking fund requirements and the funding of its corporate development and investment activities.

Maintenance capital expenditure plans are subject to continual review and may be revised as a result of changing economic conditions, variations in sales, environmental requirements, investment opportunities and other ongoing considerations. Capital expenditures for maintenance activities during the nine months ended September 30, 1999 and 1998 were $19.5 million and $19.7 million, respectively.
Estimated annual maintenance capital expenditures for 1999 and 2000 are estimated to be $27.3 million and $26.2 million, respectively.

Capital requirements for the mandatory retirement of long-term debt including nonrecourse debt of subsidiaries are scheduled to be $8.4 million in 1999. The Corporation anticipates that future capital requirements will be met by existing investments and marketable securities, internally generated cash flows and available external financing. The Corporation will continue to review economics of retiring or refunding remaining long-term debt and preferred stock to minimize long-term financing costs. At September 30. 1999, the
Corporation had invested an aggregate of $275.6 million in Blue Dot. and Expanets. The Corporation may continue to make other significant acquisition investments in related industries that would require the Corporation to raise additional equity and/or incur debt financing, which are therefore subject to certain risks and uncertainties. The Corporation's financial coverages are at levels in excess of those required for the issuance of additional debt and preferred stock.

COMPETITION AND BUSINESS RISK

NorthWestern's strategy centers upon the development, acquisition and growth of operations offering expanded customer services and solutions within the NorthWestern partner entities. In addition to maintaining a strong competitive position in its electric, natural gas and propane distribution businesses, the Corporation intends to pursue strategic development and acquisitions that have long-term growth potential. While these strategic development and acquisition activities can involve increased risk, they offer the potential for enhanced investment returns. The Corporation's strategy to continue strategic development through acquisitions will be subject to future availability of market capital to fund such acquisitions. The NorthWestern strategy of integrating products and services and acquired companies have other factors which may also increase the risks of the Corporation. These factors include the adequacy and efficiency of its information systems, business processes, related support functions and the ability to attract and retain quality team members. The Corporation has taken and continues to take steps to refine, improve and scale up its back-office support systems and processes.
There are no assurances that such efforts will be sufficient to meet the future needs of the Corporation's operations. Future changes in accounting rules and regulation, particularly business combinations, could have a material impact upon the Corporation's future financial statement presentation, results from operations and financial position.

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

The Corporation's operations are dependent upon complex computer systems for many aspects of its businesses. These different computer information systems include AS/400, client server and distributed systems. The Corporation's goal is to have missioncritical systems or devices that are required to maintain operations ready for the year
2000. Year 2000 ready means that the system or device has been deemed suitable to operate after December 31, 1999. Many of the Corporation's mission-critical systems have been replaced or will be replaced in advance of the year 2000.
Remediation plans include prioritizing our efforts based on when the systems might first experience malfunctions as well as possible impact on our customers. The Corporation believes that it has taken necessary steps to remediate all critical applications and will devote the remainder of 1999 to work on final interface issues, remediation, testing and finetuning critical items.

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

The Corporation's primary focus has been directed at resolving the year 2000 issue. While the Corporation expects that the majority of its systems and devices to be year 2000 ready, the Corporation has developed a contingency plan specifying what will be done if the Corporation or important third parties are not year 2000 ready. The majority of the contingency plan will be based on manual backup systems, procedures and practices, as well as the identification of alternative suppliers for key products or services.
The contingency plan is completed and will be updated as appropriate throughout the remainder of 1999. In addition, the Corporation has informed customers of its plans and maintains a year 2000 readiness statement on its corporate web site.

RISK POLICIES

CornerStone, and therefore the Corporation, are exposed to market risks associated with commodity prices, interest rates, equity prices and foreign exchange rates. Comprehensive risk management policies have been established by CornerStone's
Corporate Risk Management Committee (CRMC) to monitor and control these market risks. The CRMC is comprised primarily of senior executives.
The CRMC has responsibility for oversight of all CornerStone's corporate energy risk management and approving energy financial exposure limits, as well as responsibility for oversight of interest rate risk, foreign currency risk and credit risk.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute
'forward-looking statements' within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. When used in the this Form 10-Q, the words 'expects', 'anticipates', 'estimates', 'believes', 'no assurance' and similar expressions are intended to identify such forward-looking statements that involve risks and uncertainties. Such forwardlooking statements involve known and unknown risks, uncertainties and other factors, which may cause the Corporation's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition to the risks and uncertainties discussed in the foregoing sections, actual results or outcomes could differ materially as a result of such important factors including, among others, the following: the impact of competition and changes to the competitive environment for the Corporation's products and services; changes in technology; reliance on strategic partners; weather, regional, commercial, industrial and residential growth in the geographic areas served by Corporation and its partner entities;
customers' usage patterns and preferences; the speed and degree to which competition enters the Corporation's industries; the timing and extent of changes in commodity prices; uncertainty of litigation; changes in government regulation; changes in the capital and equity markets; changes in market interest or currency exchange rates; new or increased environmental liabilities; the effects of the year
2000 Issue; other unforeseen events; and other factors detailed, from time to time, in the Corporation's filings with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this Form 10-
Q. NorthWestern Corporation expressly disclaims any obligation or undertakings to release publicly any updated or revisions to any forward-looking statements contained herein to reflect any change in the Corporation's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.




              NORTHWESTERN CORPORATION
                       PART II

ITEM 1.   LEGAL PROCEEDINGS

          The Corporation is from time to time a part to litigation arising in the ordinary course of its business and strategic development activities. Management believes that none of such actions will have a material adverse effect on our financial condition, results of such operations or cash flows.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          In addition to the information reported elsewhere in this report, the Corporation also has made certain management additions and changes during the period. At the Corporation, Michael L. Childers has been appointed Vice President, Customer Strategies, and John
          Van Camp has been appointed Vice President, Human Resources. At Expanets, Inc., Joel Schleicher, former chief executive officer and president, has left the company. The existing senior management team at Expanets will continue to lead the company together with the continued involvement of senior personnel for NorthWestern Growth Corporation prior to the successor being named.

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

              NORTHWESTERN CORPORATION
          ________________________________
                    (Registrant)


Date:     November 15, 1999             /s/ David A. Monaghan
                                       -----------------------
                                      Controller and Treasurer