Form 10-K
period 1999-12-31
NORTHWESTERN CORP
filed 2000-03-30
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K
(Mark One)
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1999
     or
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
        [No fee required]
For the transition period from _______________ to _______________

                         Commission File No. 0-692

                         NORTHWESTERN CORPORATION
          (Exact name of registrant as specified in its charter)

           Delaware                              46-0172280
(State of Incorporation)             (IRS Employer Identification No.)

  125 South Dakota Avenue
  Sioux Falls, South Dakota                         57104
(Address of principal office)                     (Zip Code)
                               605-978-2908
                      (Registrant's telephone number)

        Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1.75 par value and
  related Common Stock Purchase Rights              All listed on
Company Obligated Mandatorily Redeemable        New York Stock Exchange
  Security of Trust Holding Solely Parent
  Debentures, $25.00 liquidation amount
Common Stock Purchase Rights
     (Title of each class)         (Name of each exchange on which registered)

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

                     $462,382,000 as of March 24, 2000

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

                       Common Stock, Par Value $1.75
              23,108,893 shares outstanding at March 24, 2000

                   DOCUMENTS INCORPORATED BY REFERENCE:

        1999 Annual Report to Shareholders . . . . .Parts I and II
         Proxy Statement for 2000 Annual Meeting . . . . .Part III



                              REPORT CONTENTS
                                                                 Page
Part I:  Business
   Special Note Regarding Forward-Looking Statements                3
   Items 1 Business
     General Overview of Business                                   3
     Financial Information about Industry Segments                  4
     Communication Network Services and Data Solutions              4
     Electricity and Natural Gas Distribution                       7
     Propane                                                       12
     HVAC, Plumbing and Related Services                           18
     Additional Business Information                               21
   Item 2   Properties                                             25
   Item 3.  Legal Proceedings                                      26
   Item 4.  Submission of Matters to Vote of Security Holders      26
   Identification of Executive Officers                            26
Part II.
   Item 5.  Market for Registrant's Equity                         29
   Item 6. Selected Financial Data                                 29
   Item 7.  Management's Discussion and Analysis                   29
   Item 7A. Quantitative and Qualitative Disclosures about
            Market Risk                                            30
   Item 8.  Financial Statements                                   30
   Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                    30
Part III
   Item 10. Directors                                              30
   Item 11. Executive Compensation                                 30
   Item 12. Security Ownership of Certain Beneficial Owners and
            Management                                             30
   Item 13. Certain Relationships and Related Transactions         30
Part IV
   Item 14. Exhibits                                               31
Signatures                                                         32
Exhibit Index                                                      33
Exhibits                                                           36


                             PART I:  BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including, without limitation, statements in ITEM 1, under the headings 'GENERAL OVERVIEW OF BUSINESS'; 'INDUSTRY OVERVIEW'; 'PRODUCTS AND SERVICES'; 'COMPETITION'; 'SEASONALITY'; 'SOURCES OF SUPPLY'; 'ADDITIONAL BUSINESS INFORMATION' including 'BUSINESS RISK', 'ENVIRONMENTAL' and 'REGULATION'; in ITEM 3 under the heading 'LEGAL PROCEEDINGS'; and in ITEM 7 under the heading 'MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS'; including statements relating to expectations of future financial performance, continued growth and dividend policy, constitute `forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, the words 'expects', 'anticipates', 'estimates', 'believes', 'no assurance' and similar expressions and statements made in the future tense are intended to identify such forward-looking statements that involve risks and uncertainties. A number of important factors which are difficult to predict and many of which are beyond the control of the Company could cause actual results to differ materially from those implied by the forward-looking statements. These factors include, but are not limited to, the adverse impact of unseasonal weather; developments in the federal and state regulatory environment; the rate of growth in the service territories served by the Company and its subsidiaries and affiliates; the speed and degree to which competition enters the Company's industries; the timing and extent of changes in commodity prices; risks associated with acquisitions and integration of acquired companies, including acquired companies not performing to expectations, greater than anticipated difficulties in achieving cost savings and synergies, difficulties in integrating operations of acquired companies and the loss of key management personnel; changes in customer usage patterns and preferences; as well as changing conditions in the economy, capital markets and other factors.

ITEM 1.  BUSINESS

General Overview of Business. NorthWestern Corporation and its partner entities are leading providers of value-added services and solutions to residential and business customers nationwide. Our strategic focus is on direct customer relationships where we can provide value-added service integration, which we believe offers us the opportunity to achieve higher sustainable operating results and build greater shareholder value over time. Through the commitment and initiative of our team members, we are reinventing customer service, redefining business solutions, and sharing core values and strategic vision with the aim to be 'America's Best Service and Solutions Experience'-SM-. NorthWestern and its partner entities discussed herein include:

* Expanets, Inc. ('Expanets'), a Delaware corporation, a leading provider of integrated communication and data solutions and network services to small and medium-sized businesses, with operations in 73 locations in 32 states;

* NorthWestern Public Service ('NPS'), a division of the Company, provides competitive, reliable electric and natural gas service and other value-added services to over 125,000 customers in the upper Midwest.

* CornerStone Propane Partners, L.P. ('CornerStone'), a publicly traded master limited partnership (NYSE: CNO), the nation's fourth largest and fastest growing publicly held retail propane distributor, serving more than 460,000 residential, commercial, industrial and agricultural customers from 298 customer service centers in 34 states; and

* Blue Dot Services, Inc. ('Blue Dot'), a Delaware corporation, one of America's leading providers of air conditioning, heating, plumbing and related services, with operations at 62 locations in 23 states;

NorthWestern Growth Corporation ('NorthWestern Growth'), a wholly-owned subsidiary of the Company, is the strategic development and investment capital arm of NorthWestern. Its mission is to implement development, investment, acquisition and operations initiatives on behalf of NorthWestern and its partner entities to achieve long-term value creation. To accomplish these objectives, NorthWestern Growth seeks to: (i) acquire, develop and expand into new businesses to complement our existing operations and expand our customer base; (ii) partner with premier, growth-oriented and entrepreneurial management teams in each sector of our business operations; (iii) integrate additional products, services and solutions into our growing customer base; and (iv) maximize growth and financial performance of investments and acquired businesses.

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

NorthWestern was incorporated under the laws of the state of Delaware in 1923. Our executive offices are located at 125 S. Dakota Avenue, Sioux Falls, South Dakota 57104, our telephone number is 605-978-2908, and our Web site is located at www.northwestern.com, and the Web sites for the partner entities are located at www.expanets.com, www.cornerstonepropane.com, and www.bluedotservices.com.

In this report, the terms 'Company' and 'NorthWestern' as well as the terms 'our,' 'we,' and 'its,' are sometimes used as abbreviated references to NorthWestern Corporation, individual partner entities or, collectively, NorthWestern Corporation and its partner entities.

Financial Information about Industry Segments. Financial information about industry segments is incorporated by reference to Note 14 of the 'Notes to Consolidated Financial Statements' of the Company's 1999 Annual Report, filed as Exhibit 13 hereto.

            COMMUNICATIONS, NETWORK SERVICES AND DATA SOLUTIONS
                              EXPANETS, INC.

Expanets is a leading provider of integrated communications, network services and data solutions to small and medium-sized business customers nationwide. We design, procure, implement, maintain and monitor voice, video and data systems which provide connectivity for our customers. Expanets' areas of expertise include voice networking, data networking, internet connectivity, messaging systems, advanced call processing applications, computer telephony, network management, carrier services and e-Business enablement. During 1999, Expanets completed the acquisition of eight companies representing approximately $37.8 million in revenues ($76 million on a pro forma annualized basis), and currently operates in 73 locations in 32 states.

Expanets was formed by NorthWestern Growth in late 1997 under the name of Communication Systems USA, Inc., and in February 1999 changed its name to Expanets. Acquisitions by Expanets are effected utilizing a combination of cash and Expanets stock. Through the use of different classes of capital stock, NorthWestern Growth controls approximately 95.8% of the voting common and preferred stock (as of December 31, 1999). Additional information relating to the investment in Expanets is incorporated by reference to Note 2 of 'Notes to Consolidated Financial Statements' of NorthWestern's 1999 Annual Report, filed as Exhibit 13 hereto.

INDUSTRY OVERVIEW

In the current environment of rapid development of the Internet and accelerating technological change, businesses increasingly depend upon technology-based solutions to enhance their competitive position and improve the products and services they provide to their customers. The network services market is growing rapidly because of the increase in the number, size and complexity of networks, resulting from the use of the Internet and e-business, the convergence of voice and data, and the need to integrate new and evolving technologies. This situation has made it challenging for businesses to integrate and deploy the most reliable and responsive communications and data networks, customized to their needs in a cost-effective manner.

The growth in data networking and anticipated continued convergence of data networking and established voice networking into a single network using internet protocol ('IP') technology are expected to equal and then surpass the voice networking market segment. Factors driving this growth are: rapid development globally of the use of the Internet; use of corporate Intranets; remote access by mobile workers; networks linking companies with their strategic partners, vendors, other enterprises, and customers; use of video conferencing; and reliance on client/server based applications and local area computing structures. The large numbers of users and the increased amount of data generated by these applications has increased traffic and placed higher demand on networks. Thus, the technology underlying networks has become very complex. The implementation of these technologies requires significant expertise. Faced with a shortage of qualified technical resources and great demands to implement the latest technology while ensuring the reliability, performance and security of these systems, customers are increasingly relying on outside vendors to provide the necessary resources. Because of the rapid technological changes in communications networking, and as companies focus on their core competencies, businesses are increasingly looking to third parties for access to specialized technical skills and rapid implementation of communications and data networking solutions.

According to the Gartner Group, business-to-business ('B2B') e-commerce will grow at aggressive rates through 2004. It is forecast to grow from $145 billion in 1999 to $7.29 trillion in 2004. Projections show that the worldwide B2B market will reach $403 billion in 2000 followed by $953 billion in 2001. Key drivers of growth are rapid technological change, converging networks and a trend toward outsourcing due to the complex nature of communications networks.

PRODUCTS AND SERVICES

Expanets is poised to be one of the nation's premier sources of networked communications solutions to small and mid-sized business customers. From call centers and messaging, voice, data and video integration, and Web-enablement to voice and data network design and engineering, system installation and support, Expanets is a single, total-solution resource for its customers. The following products and services are included in the suite of customer solutions Expanets offers:
*  Voice, data and video integration
*  Network integration and support
*  Premise switching equipment
*  Interactive voice response (IVR) equipment
*  Voice message systems (VMS) design and engineering
*  Data networking systems design and engineering
*  Call center design and system installation and support
*  Local and long distance voice telephony services
*  Data services
*  Internet services
*  Web-enablement

We believe that Expanets' relationships with a wide range of leading technology companies position it to deliver the most appropriate solutions to each customer. Because Expanets is a distributor and not a manufacturer, we are able to design the best solution and select the best products to meet a customer's unique requirements. Expanets goes beyond the usual service expectations by uniquely providing a Maintenance Guarantee that guarantees on-site response time, a Price Protection Guarantee on the price of component parts, an Obsolescence Guarantee, and a Guarantee of Maintenance Agreement Continuity.

Expanets' strategic initiatives in fiscal 2000 include delivering a broad portfolio of voice and data network design and consulting services; implementing internal best practices, synergies and economies of scale; building strategic alliances to expand growth opportunities; developing Internet and e-business applications to take advantage of converging voice and data technologies, network design, integration and management services; and attracting, developing and training a highly professional team.

COMPETITION

The market served by Expanets in the communications, data services and network solutions industry is a highly competitive market and subject to rapid change. The principal competitive factors include (i) market acceptance of the products, services and technology solutions Expanets provides, (ii) pending and future legislation affecting the communications and data industry, (iii) name recognition and market share, and (iv) our ability to provide integrated communications and data solutions for customers in a dynamic industry. Many of Expanets' competitors in the communications business are generally small, owner-operated companies typically located and operating in a single geographic area. Certain of these smaller competitors may have lower overhead cost structures and, consequently, may be able to charge lower rates for their services. There are a number of large, integrated national and multi-national companies engaged in providing commercial services in the service lines in which we focus, some of which also manufacture and sell directly the products that Expanets services and sells. Future competition may be encountered from other newly formed or existing public or private service companies with aggressive acquisition and marketing programs. Certain of Expanets' competitors may have greater financial resources to finance acquisition and internal growth opportunities and may be willing to pay higher prices than Expanets for acquisition opportunities. Certain products and services offered by Expanets are manufactured or supplied by others and involve the risk of partial reliance upon third party systems and services, as well as risks associated with the need to integrate services and solutions across networks, platforms and equipment manufactured or supplied by various companies.

Expanets competes on the basis of the depth and breadth of services and products offered; our ability to provide innovative solutions to customers' needs; our ability to integrate communications and data networking systems as the related technologies continue to converge; and our reputation for providing a high level of customer service.

TEAM MEMBERS

As of December 31, 1999, Expanets employed approximately 2000 team members, whom it calls 'associates.' We consider Expanets' relations with team members to be good. Approximately 106 team members are covered by collective bargaining agreements.

             ELECTRICITY AND NATURAL GAS DISTRIBUTION BUSINESS
                        NORTHWESTERN PUBLIC SERVICE

NPS, a division of NorthWestern, provides competitive, reliable electric and natural gas service and value-added services to customers in the upper Midwest. As of December 31, 1999, we provided electricity to 57,035 customers in South Dakota and natural gas to 80,882 customers in South Dakota and Nebraska. Electric and natural gas revenues accounted for 5.1% of all revenues for NorthWestern in 1999.

NPS is qualified to conduct its electric and natural gas business in the states of South Dakota, Nebraska, Iowa and North Dakota. We currently serve no electric customers in Nebraska, North Dakota or Iowa.

ELECTRIC OPERATIONS. Pursuant to the South Dakota Public Utilities Act, the South Dakota Public Utilities Commission ('PUC') assigned as NPS' electric service territory certain communities and adjacent rural areas in which we provide electric service in South Dakota. This gives NPS the right to provide fully bundled services to each present and future electric customer within that assigned territory for so long as the service provided is adequate. As of December 31, 1999, NPS provided retail electricity to 108 communities in South Dakota with a combined population of approximately 98,403 people. That service territory spans more than 26 counties in South Dakota, where economic growth is believed to be modest. Electric energy sales constituted 2.8% of all revenue of NorthWestern for 1999, as compared to 6.6% in 1998 and 8.4% in 1997. NPS' electric revenues during the past three years have grown from $76,700,000 to $83,900,000. Residential customer sales and commercial and industrial customer sales have constituted approximately 40% and 50% of such sales, respectively, during this period. Sales for resale primarily include power pool sales to other utilities. Power pool sales fluctuate from year to year depending on a number of factors, including the availability of excess short-term generation and the ability to sell the excess power to the other utilities in the power pool. NPS also sells and energy at wholesale to the cities of Miller, Langford and Bryant, South Dakota, for resale, and power to various governmental agencies such as the State Correctional Facility at Springfield, the Human Services Center at Yankton and the State Developmental Facility in Redfield, all in South Dakota.

NPS shares with Otter Tail Power Company ('Otter Tail') and Montana-Dakota Utilities Co. ('MDU') in the ownership of the Big Stone Generating Plant ('Big Stone'), located near Big Stone City in northeastern South Dakota.
In North Dakota, NPS maintains transmission facilities to interconnect with electric transmission lines of other utilities and shares in the ownership of the Coyote I Electric Generating Plant ('Coyote'), located near Beulah, North Dakota with MDU, Otter Tail and the Northern Municipal Power Agency. In Iowa, NPS shares in the ownership of Neal Electric Generating Unit No. 4 ('Neal') located near Sioux City, Iowa, with MidAmerican Energy Company, Aliant Power, Cornbelt Power Cooperative, Northeastern Iowa Power Cooperative, and nine other companies. Big Stone and Neal are fueled by sub-bituminous coal, while Coyote is fueled by lignite coal. The fuel is provided through various length contracts with several coal companies. Additionally, NorthWestern owns peaking/standby generating units, fueled by natural gas and/or fuel oil, installed at eight locations through the service territory.

NPS contracts with the Western Area Power Administration (WAPA) for transmission of electricity from Big Stone and Neal to its service area through 7 points of interconnection on WAPA's system. The 20-year term of that contract ends on December 31, 2000 and WAPA has chosen not to extend or renew the contract. Therefore, NPS will likely be required to take service under WAPA's Open Access Transmission Tariff (OATT) after December 31, 2000. The rate terms of WAPA's OATT indicate that NPS' customers will incur a cost increase compared to the former contract; however, the extent of that increase is not known at this time. NPS is pursuing the details of the rate application with WAPA, including credits for NPS' network resources that are integrated with and provide enhancements to WAPA's system. Further discussion of FERC-mandated OATT's can be found in the 'Regulation' section below.

In order to provide for forecasted load growth during the next few years, the evaluation of additional generating capacity requirements is ongoing. The 1999 evaluation resulted in a contract for purchased capacity to provide for adequate generating reserves through the year 2003. Because the availability of existing capacity that can be purchased in the region is falling and costs are rising, we will continue to evaluate all available options, including installing new units, to meet future requirements.

As of December 31, 1999, the aggregate net summer peaking capacity of all NPS-owned electric generating units was 311,220 kw, consisting of 106,830 kw from Big Stone (23.4% share), 42,700 kw from Coyote (10.0% share), 54,690 kw from Neal (8.7% share), and 107,000 kw from combustion turbine units and small diesel units, used primarily for providing electric power during peak demand periods. In addition to those plant facilities, NPS has entered into agreements to purchase up to 28,750 kw of firm summer capacity from other Midcontinent Area Power Pool (MAPP) utilities to assist in meeting peak demands during the summers of 2000-2003.

NPS is a summer peaking utility. The 1999 peak demand of 292,938 kw occurred on July 29, 1999. Total system capability at the time of peak was 335,370 kw resulting in a reserve margin for 1999 of 14.5%. The minimum reserve margin requirement as determined by the members of the MAPP, of which NPS is a member, is 15%. This shortfall in capacity will likely result in a MAPP Schedule 'B' After-the-Fact allocation of approximately 1,500 kw of capacity from other MAPP resources. While this allocation is subject to MAPP audit, the estimated cost of this allocation is $140,000 likely to occur during 2000.

MAPP is an area power pool arrangement consisting of utilities and power suppliers having transmission interconnections located in a 9-state area in the north central region of the United States and in two Canadian provinces. The objective of MAPP is to accomplish coordination of planning and operation of generation and interconnecting transmission facilities to provide reliable and economical electric service to members' customers, consistent with reasonable utilization of natural resources and protection of the environment. While benefiting from the advantages of the planning, coordination, and operations of MAPP, each member has the right and obligation to own or otherwise provide the facilities to meet its own requirements. The terms and conditions of the MAPP agreement and transactions between MAPP members are subject to the jurisdiction of the Federal Energy Regulatory Commission ('FERC'). NPS also has interconnections with the transmission facilities of Otter Tail, MDU, Northern States Power Company, and WAPA and has emergency interconnections with transmission facilities of East River Electric Cooperative, Inc. and West Central Electric Cooperative. These interconnections and pooling arrangements enable us to arrange purchases or sales of substantial quantities of electric power and energy with other pool members and to participate in the benefits of pool arrangements.

NPS is in the process of updating the load forecast portion of its integrated resource plan to identify how to meet the future electric energy needs of its customers. The plan includes estimates of customer usage and programs to provide for economic, reliable, and timely supplies of energy.

Lignite and sub-bituminous coal were utilized as fuel for virtually all of the electric energy generated during 1999. NPS' fuel costs have remained relatively stable. The average cost by type of fuel burned is shown below for the periods indicated:

                                                             % of 1999
                                    Cost  Per  Million  BTU    Megawatt
                                    Year Ended December 31       Hours
                                  -------------------------    Generated
                     Fuel Type        1997    1998    1999   ------------
                                    -------  ------- -------
     Sub-bituminous - Big Stone       $.93    $.96    $.95       53.1%
     Lignite - Coyote**                .91     .89     .82       19.3%
     Sub-bituminous - Neal             .71     .73     .74       27.0%
     Natural Gas                      2.33    2.57    2.78       *
     Oil                              4.64    4.17    4.23       *

      *Combined for approximately 0.5 percent.
     **Includes pollution control reagent.

During 1999, the average delivered costs per ton of fuel for NPS' base load plants were $10.75 at Coyote, $16.43 at Big Stone and $12.54 at Neal. Such amounts include severance taxes imposed by the states of North Dakota and Montana and a production tax imposed by the state of Wyoming. While the effect on NPS fuel costs of future changes in severance or production taxes cannot be predicted, any changes in fuel costs are passed on to customers through the operation of NPS' adjustment clause.

The continued delivery of lignite and sub-bituminous coal to the three base load plants is reasonably assured by contracts covering various periods of the operating lives of these units. The contract for delivery of Montana sub-bituminous coal to Big Stone expired at the end of 1999 and has been replaced with a 3-year contract for Wyoming sub-bituminous coal. The contract for delivery of lignite to Coyote, which expires in 2016, provides for an adequate fuel supply for the estimated economic life of that plant. Neal receives Wyoming sub-bituminous coal under multiple firm and spot contracts with terms up to several years in duration.

Following test burns at various times during the 1990's, the Big Stone owners received approval from the South Dakota Department of Environment and Natural Resources to burn a variety of alternative fuels including tire derived fuel and refuse derived fuel. The quantity of alternative fuels that was burned in 1999 was approximately 5.8% of the total fuel consumption at the plant.

The fossil fuel supplies for Big Stone and Neal are delivered via unit trains belonging to the respective plants' owners and locomotives of the Burlington Northern/Santa Fe Railroad and the Union Pacific Railroad, respectively. The lignite supply for Coyote is delivered via conveyor at this 'mine-mouth' plant. While NPS has no firm contract for diesel fuel for its other electric generating plants, it has been able to purchase diesel fuel requirements in recent years from local suppliers and currently have in storage an amount adequate to satisfy its normal requirements for such fuel.

Additional information relating to jointly owned plants is incorporated by reference to Note 7 of the 'Notes to Consolidated Statements' of the Company's 1999 Annual Report to Shareholders filed as an Exhibit 13 hereto.

NATURAL GAS OPERATIONS. NPS has nonexclusive municipal franchises to provide natural gas service in four Nebraska and 57 South Dakota communities. The maximum term permitted under Nebraska law for such franchises is 25 years while the maximum term permitted under South Dakota law is 20 years. Our policy is to seek renewal of a franchise in the last year of its term. We have never been denied the renewal of any of these franchises, and do not anticipate that any future renewals will be denied. Natural gas service generally consists of fully bundled services, although certain large commercial and industrial customers, as well as wholesale customers, may buy the natural gas commodity from another provider and utilize the distribution utility's transportation service to their facility. NPS transports natural gas for its unregulated affiliate, NorthWestern Energy Corporation ('NEC'), and for other gas suppliers and marketers.

The total population in the communities served, according to the 1990 census, was 193,229. Purchase adjustment clauses contained in South Dakota and Nebraska tariffs allow us to reflect increases or decreases in gas supply and interstate transportation costs on a timely basis. During the past two years, natural gas revenues have been approximately $68,000,000, with 55% coming from sales to residential customers and 44% coming from sales to commercial and industrial customers. The mild winter weather in NPS' service areas during the past two years has resulted in decreased sales, as compared to the $77,000,000 in revenues in 1997, which reflected a more normal winter period.

NPS owns and operates natural gas distribution systems serving 40,425 customers in eastern South Dakota. In 1996, it completed construction of a new natural gas pipeline in northern South Dakota which increased capacity to 15,000 MMBTU per day. In 1999, NPS executed a service agreement with Coast Energy Group ('CEG', the wholesale division of Cornerstone), whereby CEG coordinates supply and transportation services for NPS'
South Dakota gas systems and provides product hedging services for NPS and NEC. Pipeline and storage capacity services are provided under service agreements with Northern Natural Gas Company. These agreements provide for firm deliverable pipeline capacity of approximately 61,805 MMBTU per day in South Dakota, effective November 1, 1999. In Nebraska, NPS owns and operates natural gas distribution systems serving 40,457 retail customers. It purchases all of its natural gas for these systems through KN Gas Marketing, Inc. ('KN') under a service agreement entered in 1995 with all supply and transportation services coordinated through NEC. These agreements provide for firm deliverable pipeline capacity of approximately 57,429 MMBTU per day in Nebraska.

A 1992 order of the FERC, Order 636, requires that all companies with interstate natural gas pipelines separate natural gas supply and production services from interstate transportation service and underground storage services. This allows natural gas distribution companies, such as NPS, and individual customers, to purchase natural gas directly from producers, third parties, and various gas marketing entities and transport it through the interstate pipelines. Transportation rates on NPS' distribution systems have been designed to make NPS economically indifferent as to whether it sells and transports natural gas or merely transports natural gas.

To supplement firm gas supplies, NPS' service agreements with CEG and KN also provide for underground natural gas storage services to meet the heating season and peak day requirements of its gas customers. In addition, NPS also owns and operates five propane-air plants with a total rated capacity of 14,000 MMBTU per day, or approximately 10% of peak day requirements. The propane-air plants provide an economic alternative to pipeline transportation charges to meet the peaks caused by customer demand on extremely cold days.

Effective June 1, 1999, NPS filed an application with the cities of Grand Island, Kearney and North Platte and the Village of Alda to raise natural gas rates to its customers in Nebraska. On November 2, 1999, we entered into an agreement with these four communities for an overall increase in natural gas rates of $1,146,414.00. The new rates were effective October 2, 1999. Also on June 1, 1999, NPS filed an application with the South Dakota PUC for an increase in revenues to its South Dakota natural gas customers. On October 20, 1999, the PUC approved a settlement agreement between the Staff of the Public Utilities Commission (Staff) and NPS for an overall increase in its natural gas revenues of $1,279,025.00. The increase was effective for all customer billings rendered on or after December 1, 1999. The settlement resolved all issues except the regulatory treatment of NPS' purchase of transportation capacity from NorthWestern subsidiary Nekota Resources, Inc., upon which issue a hearing was held in October 1999, and for which a decision is anticipated in the near future.

COMPETITION

Direct competition does not presently exist within NPS' assigned electric territory for the supply and delivery of electricity. Providers of electricity compete with each other to some extent to attract and retain customers to their assigned service areas. In addition, some degree of competition exists with the ability of some customers to self-generate or by-pass parts of the electric system.

Competition for various aspects of electric services is being introduced throughout the country that will open utility markets to new providers of some or all the traditional utility services. It is unclear if and when such competition will begin to affect NPS' territory. Should this occur, we expect competition will emerge first for the commodity of electricity. Potential competitors include various surrounding providers as well as national providers of electricity. Competition in the utility industry is likely to result in the unbundling of utility services. Separate markets may emerge for generation, transmission, distribution, meter reading, billing and other services currently provided by utilities as a bundled service. At present it is unclear when or to what extent unbundling of utility services will occur. We are monitoring the trends in the industry and formulating a strategy to meet the changes in the industry in the years ahead.

There are no assigned service territories for NPS' natural gas business, and therefore competition in this industry may come from a number of sources. Competition currently exists for commodity sales to large volume customers. In South Dakota, NEC is the principal other entity transporting natural gas on NPS' distribution system. Competition for delivery exists in the form of system by-pass, alternative fuel sources, (propane or fuel oil) and, in some cases, duplicate providers. The key to our continued success is to maximize efficiency, reliability, service quality and customer satisfaction.

Competition in the natural gas industry is likely to result in the further unbundling of natural gas services. Separate markets may emerge for the natural gas commodity, transmission, distribution, meter reading, billing and other services currently provided by utilities. At present it is unclear when or to what extent further unbundling of utility services will occur. It is clear, however, that to remain the consumer's provider of choice, we must provide top quality services at reasonable prices. To prepare for the future, we must ensure that all aspects of this business are efficient, reliable, economical and customer focused.

SEASONALITY

Seasonal temperatures can have a large impact on sales and corresponding revenues in the electric utility industry. The past two winters have been relatively mild in South Dakota, which has had an adverse effect on NPS electric revenues. However, favorable sales of electricity during the summer and fall seasons have offset this effect. We have sought to counteract seasonal revenue variations by becoming more efficient and reducing expenditures whenever possible.

One of the predominant factors affecting NPS' natural gas operations is weather patterns during the winter heating season. Because natural gas is heavily used for residential and commercial heating, the demand for this product depends upon weather conditions. In 1999, the .5% increase in natural gas revenues from 1998 primarily reflects the negative impact from continued significantly warmer than normal weather in NPS' natural gas service areas. During the first quarter of 1999, weather was approximately 2.5% warmer than 1998, while weather during the last quarter of 1999 was also colder than the prior year by approximately 5%.

TEAM MEMBERS

As of December 31, 1999, NPS had 349 full time and 23 part time team members. System Council U-26 of the International Brotherhood of
Electrical Workers ('IBEW') is the bargaining entity for 199 team members, and we consider NPS' relations with team members to be good.

                             PROPANE BUSINESS
                    CORNERSTONE PROPANE PARTNERS, L.P.

CornerStone is the fourth largest and fastest-growing publicly traded (NYSE: CNO) retail propane distributor in the United States. As of December 31, 1999, CornerStone served more than 460,000 residential, commercial, industrial and agricultural customers from 298 customer service centers in 34 states. Our operations are concentrated in the east coast, south-
central and west coast regions of the United States.   For the 12 months
ended December 31, 1999 (CornerStone's fiscal year ends June 30), CornerStone had retail propane sales of approximately 335 million gallons. The retail propane sales produce substantially higher gross margins than wholesale operations. CornerStone attributes its dynamic growth to a balanced strategy of internal growth, new customer service start-ups and acquisitions.

CornerStone, and its subsidiary, CornerStone Propane, L.P. ('the Operating Partnership'), were organized in October 1996 and November 1996, respectively. CornerStone Propane GP, Inc. and SYN Inc. are the general partners of CornerStone and the Operating Partnership. The general partners own an aggregate 2% interest as general partners, and the Unitholders (including the General Partners as holders of Subordinated Units) own a 98% interest as limited partners, in CornerStone and the Operating Partnership on a combined basis. Through NorthWestern Growth, NorthWestern owns approximately 30% of CornerStone and is the Managing General Partner. CornerStone, the Operating Partnership and its corporate subsidiaries are referred to collectively herein as the 'Partnership' or 'CornerStone'.

The Partnership was formed to acquire, own and operate the propane businesses and assets of SYN, Inc. and its subsidiaries ('Synergy'), Empire Energy Corporation and its subsidiaries ('Empire Energy') and CGI Holdings, Inc. and its subsidiaries ('Coast'). To capitalize on the growth and consolidation opportunities in the propane distribution market, in August 1995, Northwestern Growth acquired the predecessor of Synergy, then the sixth largest retail marketer of propane in the United States and, in October 1996, it acquired Empire Energy, then the eighth largest retail marketer of propane in the United States. Immediately prior to the Partnership's initial public offering ('IPO') of Common Units in December 1996, Northwestern Growth acquired Coast, then the 18th largest retail marketer of propane in the United States. The Partnership commenced operation on December 17, 1996, concurrently with the closing of the IPO, when substantially all of the assets and liabilities of Synergy, Empire Energy and Coast were contributed to the Operating Partnership. In 1999, 15 new companies joined CornerStone. Additional information relating to the investment in CornerStone is incorporated by reference to Note 2 of 'Notes to Consolidated Financial Statements' on page 27 of the Company's 1999 Annual Report, filed as Exhibit 13 hereto.

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

The retail propane business is a 'margin-based' business in which gross profits depend on the excess of sales prices over propane supply costs. Sales of propane to residential and commercial customers, which account for the vast majority of CornerStone's revenue, have provided a relatively stable source of revenue for CornerStone. Based on fiscal 1999 retail propane gallons sold, the customer base consisted of 60% residential, 23% commercial and industrial and 17% agricultural and other customers. Sales to residential customers have generally provided higher gross margins than other retail propane sales. While commercial propane sales are generally less profitable than residential retail sales, we have traditionally relied on this customer base to provide a steady, noncyclical source of revenues. No single customer accounted for more than 1% of total revenues.

Through CEG, CornerStone engages in the marketing and distribution of propane to independent dealers, major interstate marketers and the chemical and petrochemical industries in addition to procurement and distribution of propane for the retail segment. CEG also participates in the marketing of other natural gas liquids, the processing and marketing of natural gas and the marketing of crude oil. CornerStone either owns or has contractual rights to use transshipment terminals, rail cars, long-haul tanker trucks, pipelines and storage capacity. We believe that the CEG marketing and processing activities position CornerStone to achieve product cost advantages and to avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors.

The principal elements of CornerStone's business strategy are to (i) extend and refine our existing service orientation; (ii) continue to pursue balanced growth through small and large acquisitions, internal growth at our existing customer service centers and start-ups of new customer service centers; (iii) enhance the profitability of our existing operations by improving delivery efficiencies, using entrepreneurially oriented local manager incentive programs, pricing decisions by the local manager and increased emphasis in non-propane activities to reduce weather dependency;
(iv) further enhance the profitability of operations by expanding into related home-service initiatives that are less dependent on winter weather patterns; and (v) capitalize on the CEG marketing, supply and logistics business.

CornerStone has organized its operations in a manner that it believes enables it to provide excellent service to customers and to achieve maximum operating efficiencies. CornerStone's retail propane distribution business is organized into divisions, which are each comprised of regions. Each regions is comprised of a number of customer service centers. Each division and region is supervised by a manager. Team members located at the customer service centers in the various regions are primarily responsible for customer service, sales and delivery of product to the customer.

A number of functions are centralized at CornerStone's support locations in order to achieve certain operating efficiencies as well as to enable the team members located in the customer service centers to focus on customer service and sales. A computer system links each of the customer service centers to the central management information system at the corporate headquarters. This computer network system provides team members with accurate and timely information on supply cost, inventory and customer accounts. CornerStone makes centralized purchases of propane through CEG for resale to the customer service centers which allows it to achieve certain advantages, including price advantages, because of its status as a large volume buyer. The functions of cash management, accounting, taxes, payroll, permits, licensing, team member benefits, human resources, and strategic planning are also performed on a centralized basis.

INDUSTRY OVERVIEW

Based upon information provided by the Energy Information Administration, propane accounts for approximately 3-4% of household energy consumption in the United States. Propane competes primarily with natural gas, electricity and fuel oil as an energy source, principally on the basis of price, availability and portability. Propane is more expensive than natural gas on an equivalent BTU basis in locations served by natural gas, but serves as a substitute for natural gas in rural and suburban areas where natural gas is unavailable, or where portability of product is required. Historically, the expansion of natural gas into traditional propane markets has been inhibited by the capital costs required to expand pipeline and retail distribution systems. Although the extension of natural gas pipelines tends to displace propane distribution in areas affected, CornerStone believes that new opportunities for propane sales arise as more geographically remote neighborhoods are developed. Propane is generally less expensive to use than electricity for space heating, water heating, clothes drying and cooking. Although propane is similar to fuel oil in certain applications and market demand, propane and fuel oil compete to a lesser extent primarily because of the cost of converting from one to the other.

PRODUCTS AND SERVICES

Propane, a by-product of natural gas processing and petroleum refining, is a clean-burning energy source recognized for its transportability and ease of use relative to alternative stand-alone energy sources. Our retail propane business consists principally of transporting propane to our retail distribution outlets and then to tanks located on our customers' premises. Retail propane use falls into four broad categories: (i) residential, (ii) industrial and commercial, (iii) agricultural and (iv) other applications, including motor fuel sales. Residential customers use propane primarily for space and water heating. Industrial customers use propane primarily as fuel for forklifts and stationary engines, to fire furnaces, as a cutting gas, in mining operations and in other process applications. Commercial customers, such as restaurants, motels, laundries and commercial buildings, use propane in a variety of applications, including cooking, heating and drying. In the agricultural market, propane is primarily used for tobacco curing, crop drying, poultry brooding and weed control. Other retail uses include motor fuel for cars and trucks, outdoor cooking and other recreational purposes, propane resales and sales to state and local governments. CEG sells propane principally to large industrial customers and other propane distributors.

Propane is extracted from natural gas or oil wellhead gas at processing plants or separated from crude oil during the refining process. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration for ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, it is usable as a flammable gas.

SOURCES OF SUPPLY

CornerStone's propane supply is purchased from oil companies and natural gas processors at numerous supply points located in the United States and Canada. During 1999, virtually all of our propane supply was purchased pursuant to agreements with terms of less than one year, but the percentage of contract purchases may vary from year to year. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major delivery points. Most of these agreements provide maximum and minimum seasonal purchase guidelines. In addition, purchases on the spot market are made from time to time to take advantage of favorable pricing. CornerStone receives its supply of propane predominantly through railroad tank cars and common carrier transport.

Supplies of propane from our sources historically have been readily available. In 1999, Dynegy was CornerStone's largest supplier providing approximately 8% of its total propane supply for retail and CEG operations (excluding propane obtained from CEG's natural gas processing operations). CornerStone believes that if supplies from Dynegy were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of operations. No single supplier provided more than 10% of CornerStone's domestic propane supply in the year. Although no assurance can be given that supplies of propane will be readily available in the future, we expect a sufficient supply to continue to be available. CornerStone has not experienced a shortage that has prevented it from satisfying its customers' needs, and we do not foresee any significant shortage in the supply of propane.

CEG engages in hedging of product cost and supply through common hedging practices. These practices are monitored and maintained by CornerStone management on a daily basis. Hedging of product cost and supply does not always result in increased margins.

The market price of propane is subject to volatile changes as a result of supply or other market conditions over which CornerStone has no control. Since it may not be possible to pass rapid increases in the wholesale cost of propane on to customers immediately, such increases could reduce CornerStone's gross profits. Consequently, CornerStone's profitability will be sensitive to changes in wholesale propane prices. CEG engages in the trading of propane, natural gas, crude oil and other commodities in amounts that have not had and are not expected to have a material effect on CornerStone's financial condition or results of operations.

CornerStone has from time to time leased space in storage facilities to take advantage of supply purchasing opportunities as they occur, and we believe that CornerStone will have adequate third party storage to take advantage of such opportunities in the future. Access to storage facilities will allow CornerStone, to the extent it may deem it desirable, to buy and store large quantities of propane during periods of low demand, which generally occur during the summer months, thereby helping to ensure a more secure supply of propane during periods of intense demand or price instability.

COMPETITION

In addition to competing with alternative energy sources, CornerStone competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and a number of farm cooperatives. Based on industry publications, the domestic retail market for propane is approximately 8.6 billion gallons annually, with the 10 largest retailers, including CornerStone, accounting for approximately 37% of the total retail sales of propane in the United States, and with no single marketer having a greater than 10% share of the total retail market. Most of CornerStone's customer service centers compete with five or more marketers or distributors. Each customer service center operates in its own competitive environment, because retail marketers tend to locate in close proximity to customers. CornerStone's customer service centers generally have an effective marketing radius of approximately 25 to 50 miles, although in certain rural areas the marketing radius may be extended by a satellite storage location.

The ability to compete effectively further depends on the reliability of service, responsiveness to customers and the ability to maintain competitive prices. CornerStone believes that its service capabilities and customer responsiveness differentiate it from many of these smaller competitors. Its team members are on call 24 hours a day and seven days a week for emergency repairs and deliveries.

CEG's operations compete in the wholesale liquefied petroleum gas (LPG) business, which includes propane, is highly competitive. CEG also provides marketing and risk management services in the natural gas and crude oil markets, which are highly competitive. CEG's operations constitute 77% of CornerStone's total revenue but less than 16% of the gross profit. The CEG operations provide CornerStone with a national presence and a reasonably secure, efficient supply base, and position CornerStone well for expansion through acquisitions or start-up operations in new markets.

SEASONALITY

Because a substantial amount of propane is sold for heating purposes, the severity of winter and resulting residential and commercial heating usage have an important impact on CornerStone's earnings. Approximately two-thirds of CornerStone's retail propane sales usually occur during the six-month heating season from October through March. As a result of this seasonality, its sales and operating profits are concentrated in its second and third fiscal quarters. Cash flows from operations, however, are greatest from November through April when customers pay for propane purchased during the six-month peak season. To the extent NorthWestern Growth, as Managing General Partner deems appropriate, CornerStone may reserve cash from these periods for distribution to Unitholders during periods with lower cash flows from operations. Sales and profits are subject to variation from month to month and from year to year, depending on temperature fluctuations.

Weather in 1999 averaged 12% warmer than normal in CornerStone's market areas. While weather factors generally measure the directional impact of temperatures on the business, other factors such as product prices, geographic mix, magnitude and duration of temperature and weather conditions can also impact sales.

TEAM MEMBERS

As of December 31, 1999, CornerStone had 2,665 full-time team members, and none of its team members were represented by labor unions. We believe that CornerStone's relations with its employees are satisfactory. CornerStone generally hires seasonal workers to meet peak winter demand.

                    HVAC, PLUMBING AND RELATED SERVICES
                          BLUE DOT SERVICES, INC.

Blue Dot is a leading, national provider of comprehensive repair, replacement and maintenance services and products for heating, ventilation and air conditioning ('HVAC'), plumbing and related systems in homes and light commercial businesses. Our differentiating strategy offers a broad range of value-added products and services for full-service convenience and a marketing program to promote brand recognition. As of December 31, 1999, Blue Dot had completed acquisitions of 62 companies with 3,300 total team members serving over 600,000 customers in 23 states. Our emphasis is on companies with an established reputation and experience, a strong residential and light commercial repair, replacement and maintenance mix, with firms more heavily involved in new construction focused primarily in areas with high new residential and commercial growth. We also look for companies with superior management teams. Residential repair, replacement and maintenance and new construction constitute approximately 60% of the business of companies acquired by Blue Dot, with the other 40% involved in commercial service.

Blue Dot was formed by NorthWestern Growth in July 1997 under the name ServiCenter USA, Inc. and changed its name to Blue Dot in 1998. Acquisitions by Blue Dot are effected utilizing cash, notes and stock in Blue Dot or a combination. Through the use of different classes of capital stock, NorthWestern controls approximately 96.9% of the voting common and preferred stock (as of December 31, 1999). Additional information relating to the investment in Blue Dot is incorporated by reference to Note 2 of 'Notes to Consolidated Financial Statements' on page 28 of the Company's 1999 Annual Report, filed as Exhibit 13 hereto.

Once we have entered a market, we seek to expand our market share through internal growth and by acquisition of other well-established HVAC, plumbing and related services businesses operating within that region and also other potential service partners with complementary products and services that present opportunities to reduce overhead or otherwise leverage our infrastructure. Over time, the operations of such businesses are integrated into the operations of existing platform Blue Dot companies in the region, enabling Blue Dot to become the dominant market player.

We believe there are significant opportunities to increase our profitability and that of subsequently acquired businesses. The key elements of Blue Dot's operating strategy are: (i) providing superior, high quality service in a professional manner; (ii) increasing revenue at locations through sales of maintenance agreements, cross-marketing of products and services and customer financing packages; (iii) offering complementary non-traditional products and services; (iv) achieving operating efficiencies through increased purchasing power to gain volume discounts, national advertising and local marketing support; (v) `best practices' integration; and (vi) attracting and retaining quality team members. Blue Dot plans to transform the individual acquired businesses into an integrated organization through common business formats, common employee benefits, common information systems, national brand identity and financial system integration. We believe it will take several years to achieve this goal.

INDUSTRY OVERVIEW

The HVAC and plumbing industry consists of the installation, replacement, maintenance, service and repair of systems at existing and new residences and commercial businesses. According to industry sources, annual revenues for these market segments in the United States are approximately $60 billion for HVAC services, $20 billion for plumbing services and $16 billion for electrical services. The industry can be broadly divided into the new construction market (estimated 30% of annual revenues) and the repair, replacement and maintenance market (estimated 70% of annual revenues). Based on available industry data, there are currently over 50,000 businesses, consisting predominantly of small, owner-operated companies focusing on a single local geographic area and providing a limited range of services. Because of this market fragmentation and a lower capability of smaller firms to raise the capital necessary to expand their businesses, a number of firms have been consolidating the smaller businesses.

PRODUCTS AND SERVICES

Repair, Replacement and Maintenance: These services include preventive maintenance (periodic checkups, cleaning and filter change-outs), emergency repairs, and the replacement (in conjunction with the retrofitting or remodeling of a residence or commercial building, or as a result of an emergency repair request) of air conditioning, heating and plumbing systems. The repair, replacement and maintenance segment offers more attractive pricing because of customers' demands for immediate, convenient and reliable service. Blue Dot focuses on this segment of the industry rather than the new construction segment because we believe that it offers higher margins, less cyclicality and seasonality, and exposes Blue Dot to less credit and interest rate risk, while allowing the establishment of a national service reputation among customers. Growth in this segment is driven by a number of factors, particularly: the aging of the installed base; the increasing energy efficiency, sophistication and complexity of air conditioning and heating systems; the upgrading of existing homes to central air conditioning; and the increasing restrictions on the use of refrigerants commonly used in older systems. The energy efficiency and sophistication of new systems are encouraging owners of buildings to upgrade and reconfigure their current systems. We also pursue maintenance agreements which lead to better utilization of personnel, develop customer loyalty, provide the opportunity for cross-marketing of Blue Dot's other services and products, link the customer with Blue Dot should a major repair or replacement be needed, and result in recurring revenues.

New Construction: These services in the residential market often begin with a homebuilder providing architectural plans or mechanical drawings for the particular type or types of residences to be developed and requesting a bid or contract proposal. Blue Dot team members analyze the plans and drawings and estimate the equipment, materials and parts and the direct and supervisory labor required for the project and deliver a written bid or negotiate the written agreement for the job. Working with the builder's construction supervisors, Blue Dot team members coordinate and supervise the installation. Commercial new installation work often begins with a design request from the owner or general contractor, followed by preliminary and then more detailed design specifications, engineering drawings and cost estimates. Actual field work (ordering of equipment and materials, fabrication or assembly of certain components, delivery of such materials and components to the job site, scheduling of work crews with the necessary skills, inspection and quality control) is coordinated by Blue Dot team members.

COMPETITION

The market for HVAC, plumbing and related services is highly competitive. The principal competitive factors in the residential and commercial repair, replacement and maintenance segment of the industry are timeliness, reliability and quality of services provided. In order to be successful as a national provider of comprehensive services, we must employ, train and retain highly motivated, professional service technicians. Blue Dot believes that it does so through training programs, team member compensation, team member health and savings benefit plans, career opportunities and team building. Competitive pricing is possible through purchasing economies and other cost saving opportunities that exist across each of the service lines offered and from productivity improvements.

The largest number of Blue Dot's competitors are small, owner-operated companies that typically operate in a single market. Many of these smaller competitors may have lower overhead cost structures and may be able to provide their services at lower rates. Moreover, many homeowners have traditionally relied on individual persons or small repair service firms with whom they have long-established relationships for a variety of home repairs. In addition, there are a limited number of companies focused on providing comprehensive residential and/or commercial services, on a multi-state or national basis, in some of the same business lines provided by Blue Dot. There also are a number of national retail chains that sell a variety of plumbing fixtures and equipment and air conditioning and heating equipment for residential use and offer, either directly or through various subcontractors, installation, warranty and repair services.

Future competition may be encountered from, among others, newly formed or existing public or private service companies with aggressive acquisition programs, HVAC equipment manufacturers, the unregulated business segments of regulated gas and electric utilities, or from newly deregulated utilities entering into various residential or commercial service areas.

The principal methods of meeting competition employed by Blue Dot are assurance of customer satisfaction, a history of providing quality service and name recognition. We intend to expand our marketing program to capitalize on brand recognition. In addition, we have forged national alliances with the Air Conditioning Contractors of America (a national trade association presenting more than 9,000 air conditioning and heating contractors nationwide) and Honeywell (a manufacturer of home comfort accessories). Blue Dot uses these alliances for training, information, and co-marketing purposes. Blue Dot plans to continue efforts to build strategic alliances.

SEASONALITY

Blue Dot's installation, repair, replacement and maintenance operations are subject to seasonal variations in the different lines of service. Except in certain regions, the demand for new installations can be substantially lower during the winter months. Demand for HVAC services generally varies with the weather; demand generally is higher during periods of extremely cold or hot weather and lower in the spring and fall months. Blue Dot expects its revenues and operating results generally will be lower in the first and fourth quarters. Weather cycles, such as unseasonably mild winters or summers can also affect revenues and operating results.

TEAM MEMBERS

As of December 31, 1999, Blue Dot employed 3,300 team members. Blue Dot considers its relations with team members to be good. No team members are covered by collective bargaining agreements.

               ADDITIONAL NORTHWESTERN BUSINESS INFORMATION

BUSINESS RISK. Competition and Business Risk Information is incorporated by reference to Management's Discussion and Analysis of the Company's 1999 Annual Report, on pages 18 through 20, and filed as Exhibit 13 hereto.

ENVIRONMENTAL. By virtue of the nature of our operations in electricity, natural gas, propane and other areas, NorthWestern and its partner entities are subject to numerous environmental laws and regulations in the ordinary course of day-to-day operations, and such laws and regulations may require us to incur certain costs, which could be substantial, to operate existing facilities, construct and operate new facilities and mitigate or remove the effect of past operations on the environment. We regularly monitor operations to prevent adverse environmental impacts. When we become aware of an environmental issue, we investigate the situation to gain facts as to the nature and magnitude of environmental impact, and the extent, if any, that we may be held responsible for contributing to any costs incurred for taking action at such sites. We also attempt to gain information to reasonably estimate potential costs attributable to any environmental issue. NorthWestern does not believe any pending environmental liabilities known to us will have a significant impact on the results of operations or financial position of the Company. It is not possible for us to predict the scope, enforceability or financial impact of other environmental laws or regulations which may be established in the future.

NPS is subject to regulation with regard to air and water quality, solid waste disposal, and other environmental considerations by Federal, state, and local governmental authorities. The application of governmental requirements to protect the environment involves or may involve review, certification, issuance of permits, or similar action by government agencies or authorities, including the United States Environmental Protection Agency (EPA), the South Dakota Department of Environment and Natural Resources (DENR), the North Dakota State Department of Health, and the Iowa Department of Environmental Quality, as well as compliance with decisions of the courts.

The Clean Air Act Amendments of 1990 (the 'Clean Air Act') stipulate limitations on sulfur dioxide and nitrogen oxide emissions from coal-fired power plants will require the purchase of additional emission allowances or a reduction in sulfur dioxide emissions beginning in the year 2000 from the Big Stone Plant. NPS believes it can economically meet the sulfur dioxide emission requirements of the Clean Air Act by the required compliance dates. With regard to the Clean Air Act's nitrogen oxide emission requirements, the Neal wall-fired boiler is expected to meet the emission limitations for such boilers. The Clean Air Act does not yet specify nitrogen oxide limitations for boilers with cyclone burners such as those used at Big Stone and Coyote because practical low-nitrogen oxide cyclone burner technology does not exist. The Clean Air Act requires the EPA to establish nitrogen oxide emission limitations for cyclone boilers including taking into account that the cost to accomplish such limits be comparable to retrofitting low-nitrogen oxide burner technology to other types of boilers. In addition, the Clean Air Act also requires future studies to determine what controls, if any, should be imposed on coal-fired boilers to control emissions of certain air toxics other than sulfur and nitrogen oxides. Because of the uncertain nature of cyclone boiler nitrogen oxide and air toxic emission limits, NPS cannot now determine the additional costs, if any, it may incur due to these provisions of the Clean Air Act. In addition to the Clean Air Act, NPS is also subject to other environmental regulations.

The states of South Dakota, North Dakota, and Iowa have enacted laws with respect to the siting of large electric generating plants and transmission lines. The South Dakota PUC, the North Dakota Public Service Commission, and the Iowa Utilities Board have been granted authority in their respective states to issue site permits for nonexempt facilities.

NPS did not incur any significant environmental expenditures in 1999 and does not expect to incur any significant capital expenditures through 2001. However, it keeps current on existing state and federal environmental regulations and takes reasonable precautions to prevent any incidents that would violate any of these rules. NPS believes that it is in compliance with all presently applicable environmental protection requirements and regulations, however it is unable to forecast the effect which future environmental regulations may ultimately have upon the cost of its utility-related facilities and operations. No administrative or judicial proceedings involving NPS are now pending or known to be contemplated under presently effective environmental protection requirements. NPS has met or exceeded the removal and disposal requirements of equipment containing polychlorinated biphenyls (PCBs) as required by state and Federal regulations. It will use some PCB-contaminated equipment for its remaining useful life and dispose of the equipment according to pertinent regulations that govern that use and disposal of this equipment. PCB-contaminated oil is burned for energy recovery at a permitted facility. The South Dakota DENR and the EPA adopted regulations imposing requirements upon the owners and operators of above ground and underground storage tanks. NPS' fuel oil storage facilities at its generating plants in South Dakota are affected by the above ground tank regulations, and NPS has instituted procedures for compliance.

Blue Dot's operations are also subject to the Clean Air Act -- Title VI of which governs air emissions and imposes specific requirements on the use and handling of substances known or suspected to cause or contribute significantly to harmful effects on the stratospherical ozone layer, such as chlorofluorocarbons and certain other refrigerants ('CFCs'). Clean Air Act regulations require the certification of service technicians involved in the service or repair of systems, equipment and appliances containing these refrigerants and also regulate the containment and recycling of these refrigerants. These requirements have increased Blue Dot's training expenses and expenditures for containment and recycling equipment. The Clean Air Act is intended ultimately to eliminate the use of CFCs in the United States and require alternative refrigerants to be used in replacement HVAC systems. The implementation of the Clean Air Act restrictions has also increased the cost of CFCs in recent years and is expected to continue to increase such costs in the future. As a result, the number of conversions of existing HVAC systems that use CFCs to systems using alternative refrigerants is expected to increase. Capital expenditures related to environmental matters during fiscal 1999 were not material. Blue Dot does not currently anticipate any material adverse effect on its business or consolidated financial position as a result of future compliance with existing environmental laws and regulations controlling the discharge of materials into the environment. Future events, however, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations may require additional expenditures by Blue Dot which may be material.

Governmental regulations establishing environmental protection standards are continually evolving, and, therefore, the character, scope, cost and availability of the measures we may be required to take to ensure compliance with evolving laws or regulations, cannot not be accurately predicted. Additional information relating to 'Environmental Matters' is incorporated by reference to Note 12 of 'Notes to Consolidated Financial Statements' on page 33, of the Company's 1999 Annual Report, filed as
Exhibit 13 hereto.

OTHER REGULATION. The operations of NorthWestern and the individual partner entities are subject to various federal, state and local laws and regulations affecting businesses generally such as laws and regulations concerning employment, occupational health and safety and other matters. We believe we are in substantial compliance with applicable regulatory requirements relating to those operations.

Expanets' operations are subject to various federal, state and local laws and regulations affecting businesses generally, such as laws and regulations concerning employment, occupational health and safety, protection of the environment and other matters. Expanets believes it is in substantial compliance with all applicable regulatory requirements relating to its operations. One Expanets entity is required to file tariffs for long distance telecommunications services with the State of Oklahoma Corporations Commission. Expanets has not initiated any material capital expenditures regarding environmental protection in the past year. However, it is aware of existing state and federal environmental regulations and takes reasonable precautions to prevent any incidents that would violate any of these rules. Future events, however, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations may require additional expenditures by Expanets which may be material.

NPS is a 'public utility' within the meaning of the Federal Power Act and the South Dakota Public Utilities Act. As such, we are subject to the jurisdiction of, and regulation by, FERC with respect to issuance of securities and wholesale electric rates. We are also subject to the PUC with respect to electric service territorial issues, rates, terms and conditions of service, accounting records, and in other aspects of our operations. Neither NorthWestern nor NPS is a 'holding company' under the Public Utility Holding Company Act. The state of Nebraska has no centralized regulatory agency which has jurisdiction over natural gas operations in that state, however, natural gas rates are subject to regulation by the municipalities in which gas utilities operate.

Under the South Dakota Public Utilities Act, a requested rate increase may be implemented 30 days after the date of its filing unless its effectiveness is suspended by the PUC and, in such event, can be implemented subject to refund with interest six months after the date of filing, unless sooner authorized by the PUC. NPS' electric rate schedules provide that it may pass along to all classes of customers qualified increases or decreases in costs related to fuel used in electric generation, purchased power, energy delivery costs, and ad valorem taxes.
A purchased natural gas adjustment provision in NPS' natural gas rate schedules permits the adjustment of charges to customers to reflect increases or decreases in purchased gas, gas transportation, and ad valorem taxes.

In 1996, the FERC issued its final rule (Order No. 888) on wholesale electric transmission open access and recovery of stranded costs. NPS and other jurisdictional utilities, filed tariffs with FERC in compliance with Order 888. NPS included an Open Access Transmission Tariff ('OATT') in its filing which conforms to the 'Pro Forma' tariff in Order 888 in which eligible transmission service customers can choose to purchase transmission services from a variety of options ranging from full use of the transmission network on a firm long-term basis to a fully interruptible service available on an hourly basis. These tariffs also include a full range of ancillary services necessary to support the transmission of energy while maintaining reliable operations of our transmission system. FERC has approved NPS' Request for Waiver of the requirements of FERC Order No. 888 as it relates to the Standards of Conduct, exempting NPS as a small public utility. Without the Waiver, the Standards of Conduct would have required NPS to physically separate their transmission operations/reliability functions from its marketing/merchant functions.

CornerStone's operations are subject to various federal, state and local laws governing the transportation, storage and distribution of propane, occupational health and safety, and other matters. All states in which CornerStone operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. Certain municipalities prohibit the below ground installation of propane furnaces and appliances, and certain states are considering the adoption of similar regulations. CornerStone cannot predict the extent to which any such regulations might affect it, but it does not believe that any such effect would be material. It is not anticipated that CornerStone will be required to expend material amounts by reason of environmental and safety laws and regulations, but inasmuch as such laws and regulations are periodically being changed, it are unable to predict the ultimate cost of complying with environmental and safety laws and regulations.

CornerStone believes that it currently meets and exceeds federal regulations requiring that all team members employed in the handling of propane gas be trained in proper handling and operating procedures. All team members have participated or will participate within 90 days of their employment date, in hazardous materials training. CornerStone has established ongoing training programs in all phases of product knowledge and safety including participation in the National Propane Gas Association's ('NPGA') Certified Employee Training Program.

Blue Dot's operations are subject to various federal, state and local laws and regulations, including, among others: permitting and licensing requirements applicable to service technicians in their respective trades; building, air conditioning, heating, plumbing and electrical codes and zoning ordinances; laws and regulations relating to consumer protection, including laws and regulations governing service contracts for residential services; and laws and regulations relating to occupational health and safety and protection of the environment. Blue Dot believes it has all permits and licenses necessary to conduct its operations and is in substantial compliance with applicable regulatory requirements relating to its operations. A large number of state and local regulations governing the residential services trades require various permits and licenses to be held by individual technicians. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all the service technicians who work in the geographic area covered by the permit or license.

OTHER BUSINESSES. NorthWestern also provides other value-added energy and service solutions through the following non-regulated partners, each of which is a South Dakota corporation and wholly-owned subsidiary of
NorthWestern:

* NorthWestern Growth Corporation is the strategic development and private investment arm of NorthWestern, charged with investing NorthWestern's capital in businesses that will complement its operations and provide new opportunities to offer additional products, services and solutions.

* NorthWestern Energy Corporation provides customized energy-related solutions and energy management and consultation services primarily to large business customers and other energy providers in South Dakota and Nebraska.

* NorthWestern Services Corporation provides energy-related turn-key capital improvement project solutions to business customers in the United States and electrical and HVAC services and solutions to residential customers within South Dakota, Nebraska, North Dakota, Iowa, and Indiana.

* NorCom Advanced Technologies, Inc. provides a comprehensive variety of voice, video and data products and services to customers primarily in North Dakota, South Dakota and Nebraska.

ITEM 2.  PROPERTIES

NorthWestern's executive offices are located at 125 S. Dakota Avenue, Sioux Falls, South Dakota, where we lease approximately 24,000 square feet of office space, pursuant to a long-term lease.

Expanets' executive offices are located at 2 Oak Way, Berkeley Heights, New Jersey 07936, where Expanets leases office space. Substantially all
of Expanets' facilities are leased.   It serves customers in 73 locations
and 32 states. Other principal properties include our vehicle fleet, which predominantly consists of owned vehicles, and our inventory and equipment.

NPS' principal corporate office is owned and located at 600 Market Street West, Huron, SD 57350. Substantially all of NPS' facilities are owned.
NPS co-owns three coal-fired generating plants and nine diesel and combustion turbine plants, fueled by natural gas and/or fuel oil. Its base-load plant interests are 23.4% of Big Stone, a 440 mw sub-bituminous fueled plant in northeastern South Dakota, a 8.7% share of Neal, a 630 mw sub-bituminous fueled plant near Sioux City, Iowa, and 10% of Coyote, a 425 mw plant in central North Dakota. It also has 120 electric substations and over 3,000 pole miles of electric lines. It has five propane-air gas peaking units with a daily capacity of 17,853 mcf and has with 1,906 miles of distribution gas mains.

CornerStone's principal executive offices are located at 432 Westridge Drive, Watsonville, California 95076. These offices are leased through 2002. The accounting and the day-to-day operations are centralized in Lebanon, Missouri. These offices are leased through 2006. CornerStone leases retail service centers and administrative office space under noncancelable operating leases expiring at various times through 2008. As of December 31, 1999, customers are served from 298 customer service centers with operations in 34 states.

CornerStone owns and operates a fleet of over-the-road tractors, transport trailers, bobtail trucks and delivery and service vehicles to deliver propane and customer tanks to its customers. It relies on common carriers to deliver propane to its retail service centers. CornerStone owns approximately 450,000 propane storage tanks that are leased, rented or loaned to customers. Additionally in 1999, CornerStone operated bulk storage facilities with total propane storage capacity of approximately 15 million gallons, of which 3 million gallons are owned and 12 million gallons are leased. CornerStone does not own, operate or lease any underground propane storage facilities (excluding customer and local distribution tanks) or pipeline transportation assets (excluding local delivery systems).

The executive offices of Blue Dot are located at 13680 NW 5th Street, Suite 200, Sunrise, Florida 33325 where Blue Dot leases approximately 18,500
square feet of office space, pursuant to a long-term lease.   Blue Dot
generally leases the office and service facilities for its operations. We serve customers from 62 locations in 23 states. Other principal properties include our vehicle fleet, which predominantly consists of owned vehicles, and our inventory and equipment.

INTELLECTUAL PROPERTY. NorthWestern and each of its partner entities utilize a variety of registered and unregistered trademarks and servicemarks for its products and services. Unregistered marks are governed by common law and state unfair competition laws. We regard our trademarks and servicemarks and other proprietary rights as valuable assets and believe that they are associated with a high level of quality and have significant value in the marketing of our products. Our policy is to vigorously protect our intellectual property and oppose any infringement of our trademarks and servicemarks. NorthWestern's success is also dependent in part on its trade secrets and information technology, some of which is proprietary to NorthWestern, and other intellectual property rights. We rely on a combination of nondisclosure and other contractual arrangements, technical measures, and trade secret and trademark laws to protect our proprietary rights. Where appropriate, we enter into confidentiality agreements with our team members and attempt to limit access to and distribution of proprietary information.

ITEM 3.  LEGAL PROCEEDINGS

NorthWestern and its partner entities are parties to various pending proceedings and lawsuits, but in the judgment of management, after consultation with counsel for NorthWestern, the nature of such proceedings and suits and the amounts involved do not depart from the routine litigation and proceedings incident to the kinds of businesses conducted by NorthWestern, and management believes that such proceedings will not result in any material adverse impact on NorthWestern.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No issues were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

IDENTIFICATION OF EXECUTIVE OFFICERS

The executive officers of the Company are as follows (ages as of March 20, 2000):

Merle D. Lewis, Chairman and Chief Executive Officer, age 52

     Chairman since May 1, 1997; Chief Executive Officer since February 1994; formerly President (1994-1998), Executive Vice President (1992-
     93), and Vice President-Corporate Services (1987-1992). Mr. Lewis also serves as Chairman of Northwestern Growth Corporation, CornerStone Propane GP, Inc., Blue Dot Services, Inc. and Expanets, Inc.

Richard R. Hylland, President and Chief Operating Officer, age 39

     President and Chief Operating Officer since May 1998; formerly Executive Vice President (1995-1998), Vice President-Strategic Development (1995), Vice President Corporate Development (1993-1995), Vice President-Finance (1991-1995), and Treasurer (1990-1994). Mr. Hylland also serves as Vice Chairman of Northwestern Growth Corporation since January, 1998; formerly Chief Executive Officer from January 1998-May 1998; President and Chief Operating Officer September 1994-January 1998. Mr. Hylland is also a member of the board of directors of Northwestern Growth Corporation, Blue Dot Services, Inc., CornerStone Propane GP, Inc., Expanets, Inc. and LodgeNet Entertainment Corporation (NASD: LNET), (serving as Vice Chairman for Blue Dot Services, Inc., CornerStone Propane GP, Inc. and Expanets, Inc.).

Daniel  K.  Newell,  Senior  Vice President - Finance and  Chief  Financial
     Officer, age 43

     Senior Vice President - Finance since May 1999; Chief Financial Officer since July 1996; formerly Vice President - Finance (1995-
     1999). Mr. Newell also serves as Managing Director and Chief Executive Officer of NorthWestern Growth Corporation since May 1998; formerly President (1998), Executive Vice President (1995-1998). Mr. Newell also is a member of the board of directors of Northwestern Growth Corporation, CornerStone Propane Partners, Blue Dot Services, Inc, and Expanets, Inc. and is a Vice President of Expanets, Inc. Prior to joining the Company, Mr. Newell served as CFO, Vice President - Finance and Treasurer with Energy Fuels Corporation.

Walter A. (Trey) Bradley, III Vice President & Chief Information Officer, age 41

     Vice President & Chief Information Officer since April 1998. Mr. Bradley serves as a member of the Board of Directors of NorthWestern Growth Corporation. Prior to joining the Company, Mr. Bradley was Senior Vice President - Chief Information Officer of Mary Kay, Inc. in Dallas Texas (1994-1998).

Michael L. Childers, Vice President - Customer Strategies, age 41

     Vice President - Customer Strategies since June 1999. Prior to joining the Company, Mr. Childers was Senior Vice President - Corporate Marketing and Communications (1998-1999) and Vice President
     - Corporate Marketing and Communications (1997-1998) of J. A. Jones Construction Company in Charlotte, North Carolina. Previously Mr. Childers was President of GE Service Management (1996-1997) and General Manager - Marketing and Business Development, Power Delivery Group (1993-1996) with General Electric Company.

Michael J. Hanson, President & Chief Executive Officer, NorthWestern Public Service division, age 41

     President & Chief Executive Officer of NorthWestern Public Service division since June 1998. Prior to joining the Company, Mr. Hanson was General Manager & Chief Executive of Northern States Power Company South Dakota & North Dakota in Sioux Falls, South Dakota (1994-1998).

Eric R. Jacobsen, Vice President - General Counsel & Chief Legal Officer, age 43

     Vice President - General Counsel & Chief Legal Officer since February 1999; Principal and General Counsel of NorthWestern Growth Corporation since November 1998. Mr. Jacobsen also serves as Principal and General Counsel and is a member of the Board of Directors of NorthWestern Growth Corporation. Prior to joining the Company, Mr. Jacobson was Vice President - General Counsel and Secretary of LodgeNet Entertainment Corporation in Sioux Falls, South Dakota (1995-
     1998). Previously Mr. Jacobson was a partner (1988-1995) with the law firm Manatt, Phelps & Phillips in Los Angeles, California.

John R. Van Camp, Vice President - Human Resources, age 37

     Vice President - Human Resources since October 1999. Prior to joining the Company, Mr. Van Camp was Human Resources Manager of GE Medical Systems in Milwaukee, Wisconsin (1997-1999), Human Resources Manager of GE Industrial Systems (1995-1997), Human Resources Manager of United Technologies Pratt & Whitney (1993-1995), and Manager - Industrial Relations of United Technologies Corporation (1992-1993).

Alan D. Dietrich, Vice President - Legal Administration & Corporate Secretary, age 49

     Vice President - Legal Administration since February 1999; Corporate Secretary since October 1989; formerly Vice President - Law (1998-
     1999), Vice President - Administration (1996-1998), Vice President - Corporate Services (1994-1996). Mr. Dietrich also serves as Secretary for NorthWestern Growth Corporation and Expanets, Inc. and as Assistant Secretary for CornerStone Propane Partners and Blue Dot Services, Inc.

Kipp D. Orme, Vice President - Finance, age 41

     Vice President - Finance since February 2000; Vice President and Chief Financial Officer of NorthWestern Growth Corporation since May 1999. Prior to joining the Company, Mr. Orme was Vice President - Rental Business Finance of Thorn Americas, Inc. in Wichita, Kansas (1997-
     1998), Chief Financial Officer of Thorn Asia-Pacific in Sydney, Australia 1994-1997), and Director - Corporate Planning & Analysis of Thorn Americas, Inc. (1992-1994).

Rogene A. Thaden, Vice President - Communications, age 48

     Vice President-Communications since February 1997; formerly Treasurer (1994-1997) and Manager-Corporate Accounting (1987-1994), and formerly Vice President (1995-1998) and Treasurer (1995-1997) of Northwestern Growth Corporation.

David A. Monaghan, Controller and Treasurer, age 32

     Controller since November 1996; Treasurer since June 1997. Prior to joining the Company, Mr. Monaghan was an audit and consulting manager with regional public accounting firm Baird, Kurtz & Dobson (1990-
     1996), Springfield, Missouri. Mr. Monaghan also serves as Treasurer of Northwestern Growth Corporation and Expanets, Inc. and as Assistant Treasurer of CornerStone Propane GP, Inc.

All of the above executive officers of the registrant serve at the discretion of the Board, and are elected annually by the Board of Directors at the time of the Annual Meeting of Shareholders. No family relationships exist between any officers of the Company.


                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

The Company's common stock, which is traded under the ticker symbol NOR, is listed on the New York Stock Exchange. The following are the high and low sale prices for the common stock for each full quarterly period in the two most recent years and the dividends paid per share during each period:

                       QUARTERLY COMMON STOCK DATA


                            Prices                            Cash
                            ------                          Dividends
                        High        Low                      Declared
                    ----------   ---------                 ------------
1999
First Quarter        $ 27.13      $ 23.73                   $  .2575
Second Quarter         27.06        24.19                      .2575
Third Quarter          26.00        22.44                      .2575
Fourth Quarter         24.19        20.63                      .2775

1998
First Quarter      $   24.00    $   21.31                   $  .2425
Second Quarter         25.31        20.25                      .2425
Third Quarter          27.38        23.94                      .2425
Fourth Quarter         26.50        22.75                      .2575

ITEM 6.     SELECTED FINANCIAL DATA

The information required by this Item 6 is incorporated by reference to '11-Year Financial Summary' of the financial section of the Company's 1999 Annual Report to Shareholders, at page 37, filed as Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by this Item 7 is incorporated by reference to 'Management's Discussion and Analysis' of the Company's 1999 Annual Report to Shareholders, at page 14, et seq., filed as Exhibit 13 hereto.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 7A is incorporated by reference to the Company's 1999 Annual Report to Shareholders, at page 18, et seq., filed as an Exhibit 13 hereto.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to the Company's financial statements and related footnotes in the Company's 1999 Annual Report to Shareholders, at page 22, filed as Exhibit 13 hereto.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL   DISCLOSURE

There have been no changes in accountants or disagreements on accounting principles or practices or financial statement disclosures.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors. The information regarding directors required by this Item 10 is incorporated by reference to the information under 'Election of Directors' and 'Reports to the Securities and Exchange Commission' in the Company's definitive Proxy Statement, dated March 10, 2000, at page 2, et seq., filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Reports to the Securities and Exchange Commission. The information required by Item 405 of Regulation S-K is incorporated by reference to the information under 'Compensation of Directors and Executive Officers' in the Company's definitive Proxy Statement, dated March 10, 2000, at page 13, filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information under 'Section 16(a) Beneficial Ownership Reporting Compliance' in the Company's definitive Proxy Statement, dated March 10, 2000, at page 6, et seq., filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference to the information under 'Securities Ownership by Directors and Officers' in the Company's definitive Proxy Statement, dated March 10, 2000, at page 5, filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to the information describing NorthWestern's private equity investment company in the Company's definitive Proxy Statement, dated March 10, 2000, at page 8, and in the notes to the summary compensation table on page 9, with such loans at an annual interest rate of 7%, due December 31, 2003, filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 .


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
        AND REPORTS ON FORM 8-K


(a)  DOCUMENTS FILED AS PART OF THIS REPORT

1.   Financial Statements

The following items are included in this annual report by reference to the registrant's Annual Report to Shareholders for the year ended December 31, 1999:
                                                       Page in financial
                                                      section of Annual
                                                  Report to Shareholders

                                               ----------------------------
     FINANCIAL STATEMENTS:

     Report of Independent Public Accountants                 21

     Consolidated Statements of Income for the Three
     Years Ended December 31, 1999                            22

     Consolidated Statements of Cash Flows for the
     Three Years Ended December 31, 1999                      23

     Consolidated Balance Sheets,
     December 31, 1999 and 1998                               24

     Consolidated Statement of Shareholders' Equity
     For The Three Years Ended December 31,1999               25

     Notes to Consolidated Financial Statements             26-35

     Quarterly Unaudited Financial Data for the
     Two Years Ended December 31, 1999                        35


2.   Financial Statement Schedules

Opinion of Independent Public Accountants:

     We have audited in accordance with generally accepted auditing standards, the financial statements included in NorthWestern Corporation's 1999 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued outr reports thereon dated February 4, 2000. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The financial data schedule listed in Exhibit 27 is the responsibility of management of NorthWesterm Corporation and is presented for purposes of complying with Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen, LLP
Minneapolis, Minnesota
February 4, 2000


            SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                NORTHWESTERN CORPORATION AND SUBSIDIARIES

Column A              Column B       Column C     Column D     Column E
                                     Additions
--------------------------------------------------------------------------
                      Balance
                      Beginning Charged to Charged              Balance
                      of Period Costs and  to Other Deductions  End
Description                     Expenses   Accounts     (2)     of Period
                                             (1)
--------------------------------------------------------------------------

                       FOR THE YEAR ENDED DECEMBER 31, 1999

                               (In Thousands)

RESERVES DEDUCTED
FROM APPLICABLE
ASSETS:
   Uncollectible
   accounts           $ 6,062  $ 3,895    $ 864(3)  $(3,526)     $7,295
                      =======  =======    ========  =======      ======
OTHER DEFERRED CREDITS:
   Reserve for
   decommissioning
   costs              $ 9,326  $   551    $     -   $     -       9,877
                      =======  =======    ========  =======      ======
Reorganization/
  restructuring
  liabilities of
  acquired businesses $27,812  $     -    $ 2,873   $(15,961)  $ 14,724
                      =======  =======    =======   ========   ========


                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                 (In Thousands)


RESERVES DEDUCTED
FROM APPLICABLE
ASSETS:
   Uncollectible
   accounts           $ 3,583   $ 3,509   $    -     $(1,030)   $ 6,062
                       ======   =======   ======     ========   =======

OTHER DEFERRED CREDITS:
   Reserve for
   decommissioning
   costs              $ 8,813   $   513   $    -     $     -    $ 9,326
                      =======   =======   ======     =======    =======

   Reorganization/
   restructuring
   liabilities of
   acquired businesses $ 2,388  $     -   $26,313    $  (889)   $27,812
                       =======  =======   =======    ========   =======


                     FOR THE YEAR ENDED DECEMBER 31, 1997
                              (In Thousands)

RESERVES DEDUCTED
FROM APPLICABLE
ASSETS:
   Uncollectible
   accounts            $ 5,369  $ 1,522  $    -      $(3,308)  $ 3,583
                       =======  =======  ======      ========  =======
OTHER DEFERRED CREDITS:
   Reserve for
   decommissioning
   costs               $ 8,300  $  513   $    -      $     -   $ 8,813
                       =======  ======   ======      =======   =======

Reorganization/
restructuring
liabilities of acquired
businesses            $ 12,500  $   -    $   -       $(10,112) $ 2,388
                      ========  =====    =====       ========= =======
(FN)

(F1) Recorded via allocation of purchase price to fair value of assets and liabilities of acquired businesses.

(F2) Utilization of previously recorded balances.

(F3) Reserve for purchased receivables.

3.   Exhibits

The exhibits listed on the Exhibit Index of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference to other filings.

(b)  REPORTS ON FORM 8-K

     None.


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    NorthWestern Corporation

March 30, 2000      /s/ M. D. Lewis
                   --------------------------
                    M. D. Lewis, Chairman of the Board of Directors
                    and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

March 30, 2000     /s/ M. D. Lewis
                   -------------------------
                   M. D. Lewis, Chairman of the Board of Directors
                   and Chief Executive Officer

March 30, 2000     /s/ R. R. Hylland
                   --------------------------
                   R. R. Hylland, Director,
                   President and Chief Operating Officer

March 30, 2000     /s/ D. K Newell
                   --------------------------
                   D. K. Newell, Senior Vice President - Finance
                   and Chief Financial Officer
                   (Principal Financial Officer)

March 30, 2000     /s/ David A. Monaghan
                   --------------------------
                   David A. Monaghan, Controller and Treasurer
                  (Principal Accounting Officer)

March 30, 2000    /s/ John C. Charters
                  ---------------------------
                  John C. Charters, Director

March 30, 2000    /s/ Randy G. Darcy
                  ---------------------------
                  Randy G. Darcy, Director

March 30, 2000    /s/ Gary G. Drook
                  ---------------------------
                  Gary G. Drook, Director

March 30, 2000    /s/ Aelred J. Kurtenbach
                  ---------------------------
                  Aelred J. Kurtenbach, Director

March 30, 2000    /s/ Jerry W. Johnson
                  ----------------------------
                  Jerry W. Johnson, Director

March 30, 2000    /s/ Larry F. Ness
                  ----------------------------
                  Larry F. Ness, Director

March 30, 2000    /s/ Gary Olson
                  ----------------------------
                  Gary Olson, Director

March 30, 2000    /s/ Marilyn R. Seymann
                  -----------------------------
                  Marilyn R. Seymann, Director

March 30, 2000    /s/ Bruce I. Smith
                  -----------------------------
                  Bruce I. Smith, Director



EXHIBIT INDEX
----------------------

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

3(b)      Registrant's By-Laws, as amended, dated May 6, 1998.

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

4(d) Copy of Credit Agreement, dated as of June 10, 1999, among Company, several lenders and Canadian Imperial Bank of Commerce as Agent.

(10) MATERIAL CONTRACTS

10(a)(1) *     NorthWestern Pension Plan, as amended and restated effective
               January 1, 2000.

10(a)(2) *     NorthWestern  Corporation Traditional Pension  Equalization
               Plan, as amended and restated effective January 1, 2000.

10(a)(3) *     NorthWestern Corporation Cash Balance Supplemental Executive
               Retirement Plan, effective January 1, 2000.

10(a)(4) *     NorthStar Annual Incentive Plan, for all eligible employees, as amended May 4, 1999.

10(a)(5) *     NorthWestern Stock Option and Incentive Plan, as amended May
               4, 1999.

10(a)(6) *     Form  of  Employment  Agreement  for  Executive  Officers,
               including Change of Control and Noncompetition Agreement, is incorporated by reference to Exhibit 10(ii) to Form 10-Q for the quarter ended March 31, 1997, Commission File No. 0-692.

10(a)(7) *     Supplemental  Income  Security  (Retirement)   Plan   for
               Directors, Officers and Managers, as amended January 1, 1997, is incorporated by reference to Exhibit 10(a)(1) to Form 10-K for the year ended December 31, 1996, Commission File No. 0-692.

10(a)(8) *     Deferred  Compensation  Plan  for  Non-employee  Directors adopted November 6, 1985, is incorporated by reference to
               Exhibit 10(g)(2) to Form 10-K for the year ended December 31,
               1988, Commission File No. 0-692.


(13) REPORT FURNISHED TO SECURITY HOLDERS - Annual Report for Fiscal Year ended December 31, 1999, furnished to shareholders of record on March 10, 2000.

(21) SUBSIDIARIES OF THE REGISTRANT - List of NorthWestern subsidiaries as of December 31, 1999.

(27) FINANCIAL DATA SCHDEDULES    -  Financial Data Schedules for
     NorthWestern as of December 31, 1999.

----------------------------------------------------------

*  Management contract or compensatory plan or arrangement.

----------------------------------------------------------