Form 10-Q
period 2000-03-31
NORTHWESTERN CORP
filed 2000-05-15
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q


(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 2000

or

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

                Common Stock, Par Value $1.75
        23,108,893 shares outstanding at May 12, 2000

   Corporation-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trusts, Liquidation Amount $25.00
        3,500,000 shares outstanding at May 12, 2000
                            Index



                            PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

      Consolidated Balance Sheets -
          March 31, 2000 and December 31, 1999         3

      Consolidated Statements of Income -
          Three months and nine months ended
          March 31, 2000 and 1999                      4

      Consolidated Statements of Cash Flows
           Three months ended March 31, 2000 and 1999  5

      Notes to Consolidated Financial Statements       7

     Item 2.  Management's Discussion of Financial
               Condition and Results of Operations    10


PART II.  OTHER INFORMATION                           22

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults upon Senior Securities

     Item 4.  Submission of matters to a vote of security holders

     Item 5.  Other Information

     Item 6.  Exhibits and reports on Form 8-K

            a.   Exhibits
            b.   Reports on 8-K


SIGNATURES                                            23

               PART I.  FINANCIAL INFORMATION

                Item 1.  Financial Statements

                        NORTHWESTERN CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                                (unaudited)
                              (In Thousands)

                                          March 31,     December 31,
                                            2000             1999
ASSETS

Current Assets:
  Cash and cash equivalents             $  42,874        $  29,677
  Accounts receivable, net                188,983          205,378
  Inventories                             107,307          104,099
  Other                                    57,433           44,444
                                         --------         --------
                                          396,597          383,598
                                         --------         --------

Property, Plant and Equipment, Net        682,843          681,663
                                         --------         --------
Goodwill and Other Intangible Assets,
   Net                                  1,028,657          742,010
                                        ---------         --------

Other Assets:
  Investments                              99,169           96,056
  Other                                    47,257           53,434
                                        ---------         --------
                                          146,426          149,490
                                        ---------         --------
                                      $ 2,254,523      $ 1,956,761
                                      ===========      ===========

Liabilities and Shareholders' Equity

Current Liabilities:
  Current maturities of long-term debt  $ 23,977         $ 24,170
  Commercial paper                        12,000           11,000
  Short-term debt of subsidiaries-
      nonrecourse                         16,500           14,700
  Accounts payable                       109,111          157,959
  Accrued expenses                       114,099           61,218
                                        --------         --------
                                         275,687          269,047
                                        --------         --------

Long-term Debt                           390,350          309,350
Long-term Debt of Subsidiaries-
   nonrecourse                           559,643          473,757
Deferred Income Taxes                     62,523           64,855
Other Noncurrent Liabilities              62,258           86,797
                                        --------          -------
                                       1,074,774          934,759
                                       ---------          -------
Minority Interests                       506,091          361,549
                                       ---------          -------
Preferred stock, Preference Stock and
  Preferred Securities:
  Preferred stock-4 1/2% series            2,600            2,600
  Redeemable preferred stock-6 1/2% series 1,150            1,150
  Preference stock                             -                -
  Company obligated mandatorily redeemable
     preferred securities of subsidiary
     trusts                               87,500           87,500
                                         -------          -------
                                          91,250           91,250
                                         -------          -------
Shareholders' Equity:
  Common stock                            40,438           40,438
  Paid-in capital                        160,028          160,028
  Retained earnings                      102,843           94,715
  Accumulated other comprehensive income   3,412            4,975
                                         -------          -------
                                         306,721          300,156
                                         -------          -------
                                     $ 2,254,523     $  1,956,761
                                     ===========     ============

The accompanying notes to consoldiated financial statements are an integral part of these statements.


                    NORTHWESTERN CORPORATION
               CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)
       (In Thousands, Except for Per Share Amounts)


                                                     Three
                                                  Months Ended
                                                   March 31
                                               -----------------
                                               2000         1999
                                               -----------------
Operating Revenues                        $  1,330,944  $  509,354

Cost of Sales                                1,162,751     364,888
                                            ----------   ---------
Gross Margin                                   168,193     144,466

Operating Expenses:
   Selling, general and administrative
      expenses                                 112,037      87,086
   Depreciation and other amortization          14,781      11,868
   Goodwill amortization                         5,386       3,378
                                            ----------   ---------
                                               132,204     102,332
                                            ----------   ---------

Operating Income                                35,989      42,134

Interest Expense                               (16,524)    (11,931)

Interest Income and Other                        3,135       3,317
                                            ----------   ---------

Income Before Income Taxes and Minority
  Interests                                     22,600      33,520

Provision for Income Taxes                      (4,811)     (7,460)
                                            ----------   ----------
Income Before Minority Interests                17,789      26,060

Minority Interests                             (1,550)     (11,180)
                                            ----------   ----------
Net Income                                     16,239       14,880

Minority Interest on Preferred Securities
  of Subsidiary Trusts                         (1,650)      (1,650)

Dividends on Cumulative Preferred Stock           (48)         (48)
                                            ----------   ----------
Earnings on Common Stock                     $  14,541     $ 13,182
                                            ==========   ==========


Average Common Shares Outstanding               23,109       23,051

Earnings Per Average Common Share

   Basic                                     $    0.63     $   0.57
   Diluted                                   $    0.62     $   0.56

Dividends Declared Per Common Share           $ 0.2775     $ 0.2575

The accompanying notes to consoldiated financial statements are an integral part of these statements.


                       NORTHWESTERN CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                          (In Thousands)

                                                  Three Months Ended
                                                        March 31
                                                  ------------------
                                                    2000       1999
                                                  ------------------

Operating Activities:
   Net Income                                   $ 16,239    $ 14,880

   Items not affecting cash:
     Depreciation                                 13,216      10,053
     Amortization                                  6,941       5,193
     Deferred Income taxes                        (4,319)       (103)
     Minority interests in net income of
       Consolidated subsidiaries                   1,550      11,180
     Investment Tax credits                         (138)       (140)
     Foreign currency adjustments                   (184)          -
     Changes in current assets and liabilities,
        net of acquisitions:
        Accounts receivable                          803      (1,479)
        Inventories                               (1,448)     13,691
        Other current assets                     (12,160)     (8,173)
        Accounts payable                         (22,055)      1,244
        Accrued expenses                          20,572     (13,637)
     Other, Net                                      691      (3,458)
                                                --------    --------
     Cash flows provided by operating activites   19,708      29,251
                                                --------    --------

Investment Activities:
     Property, plant and equipment additions      (5,873)     (6,467)
     Purchase of noncurrent investments, net      (4,954)     (6,288)
     Acquisitions and growth expenditures        (89,339)    (31,977)
                                                ---------   ---------
     Cash flows used in investing activities    (100,166)    (44,732)

Financing Activities:
  Dividends on common and preferred stock         (6,461)     (5,986)
  Minority interest on preferred securities of
     subsidiary trusts                            (1,650)     (1,650)
  Proceeds from exercise of warrants                   -       1,116
  Subsidiary payment of common unit
     distributions                                (9,083)     (9,247)
  Proceeds from issuance of common units             345           -
  Issuance of nonrecourse subsidiary debt         36,301      38,338
  Repayment of nonrecourse subsidiary debt        (3,237)    (13,278)
  Repurchase of minority interest                 (6,360)          -
  Short term borrowings of subsidiaries            1,800       1,430
  Outstanding lines of credit                     81,000           -
  Commercial paper issuances                       1,000           -
                                                 -------     -------
  Cash flows provided by financing activities     93,655      10,723
                                                 -------     -------
Increase (Decrease) in Cash and Cash Equivalents  13,197      (4,758)
Cash and Cash Equivalents, beginning of period    29,677      30,865
                                                 -------     -------
Cash and Cash Equivalents, end of period        $ 42,874    $ 26,107
                                                ========    ========
Supplemental Cash Flows Information:
  Cash paid during the period for:
    Income Taxes                                $   (493)   $  1,486
    Interest                                      12,090      11,984

The accompanying notes to consoldiated financial statements are an integral part of these statements.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Reference is made to Notes to Financial Statements included in the Company's Annual Report)

(1)  Management's Statement -

     The financial statements included herein have been prepared by NorthWestern Corporation (the Corporation), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Corporation, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Corporation's latest annual report to shareholders.

(2)  Subsidiaries and Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Corporation and all wholly and majority-owned or controlled subsidiaries, including CornerStone Propane Partners, L.P. (NYSE:CNO), the nation's fourth largest retail propane distributor; Blue Dot Services Inc. ('Blue Dot.'), a national provider of air conditioning, heating, plumbing and related services (HVAC); and Expanets, Inc. ('Expanets'), a national provider of networked communications solutions to mid-sized business customers. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. The public unitholders' interest in CornerStone's net assets subsequent to CornerStone's formation is reflected as minority interests in the consolidated financial statements. Interests of the former owners of companies acquired by Blue Dot. and Expanets who continue to hold an interest in Blue Dot. and Expanets are also reflected as minority interests in the consolidated financial statements. Losses allocable to minority interests in the future may increase or decrease depending upon the level of losses in these business segments, the amount of preferred dividends and the remaining minority interest basis available to absorb losses.

(3)  Comprehensive Income

     Comprehensive income for the three months  ended  March
31, 2000 and 1999, was $14.7 million and $15.2 million.

(4)  Segment Information

     For the purpose of providing segment information in accordance with SFAS 131, 'Disclosures about Segments of an Enterprise and Related Information,' the Corporation's six principal business segments are its electric, natural gas, retail propane, wholesale propane, HVAC and communications operations. All other includes other service businesses, activities and assets of the parent and any reconciling or eliminating amounts.
     The accounting policies of the operating segments are the same as the parent except that the parent allocates some of its operating expenses and interest expense to the operating segments according to a methodology designed by management for internal reporting purposes and involves estimates and assumptions. Financial data for the business segments are as follows (in thousands):

                         THREE MONTHS ENDED MARCH 31, 2000
              -----------------------------------------------------
                            Total
                         Electric & Total              Communi-  All
                        Natural Gas Propane     HVAC   cations  Other  Total

Operating revenues     $ 53,039 $ 1,109,585 $ 79,778 $ 79,778 $3,095 $1,330,944
Cost of sales            28,229   1,030,614   50,665   51,252  1,991  1,162,751
                       -------- ----------- -------- -------- ------ ----------
Gross margins            24,810      78,971   29,113   34,195  1,104    168,193
Selling, general and
administrative           10,053      39,039   28,076   31,458  3,411    112,037
Depreciation &
  amortization            3,950       7,675    1,553    1,350    253     14,781
Goodwill amortization         -       2,092    1,177    2,109      8      5,386
                       --------     -------  -------  -------  -----    -------
Operating income/(loss)  10,807      30,165   (1,693)    (722)(2,568)    35,989
Interest expense         (2,083)     (9,435)    (924)    (792)(3,290)   (16,524)
Investment income and
  other                     (39)          -       66      109  2,999      3,135
                       --------     -------  -------  -------  -----    -------
Income/(loss) before taxes
and minority interests    8,685      20,730   (2,551)  (1,405)(2,859)    22,600
Provision for taxes      (3,643)     (2,492)     505     (285) 1,104     (4,811)
                       --------     -------  -------- -------  -----    -------
Income/(loss) before
minority interests      $ 5,042    $ 18,238  $ (2,046)$(1,690)$(1,755) $ 17,789
                       ========    ========  ======== ======= ======== ========
Maintenance capital
expenditures            $ 1,909    $    961  $  1,788 $ 1,125 $    90  $  5,873
                       ========    ========  ======== ======= =======  ========


                          THREE MONTHS ENDED MARCH 31, 1999
                        -------------------------------------
                        Total
                      Electric &  Total                Communi- All
                      Natural Gas Propane      HVAC    cations  Other   Total

Operating revenues     $ 50,598   $ 340,328 $ 52,619 $ 52,619 $62,768 $ 509,354
Cost of sales            26,405     270,068   32,695   34,505   1,215   364,888
                       --------   --------- -------- -------- ------- ---------
Gross Margins            24,193      70,260   19,924   28,263   1,826  144,466
Selling, general and
administrative           10,168      34,318   18,265   20,980   3,355   87,086
Depreciation &
  amortization            3,737       6,347      858      707     219   11,868
Goodwill amortization         -       1,501      748    1,123       6    3,378
                       --------   --------- --------  ------- ------- --------
Operating income/(loss)  10,288      28,094       53    5,453  (1,754)  42,134
Interest expense         (2,179)     (6,863)       -     (283) (2,606) (11,931)
Investment income and other  53           -       88     (539)  3,715    3,317
                       --------   --------- --------  ------- ------- --------
Income/(loss) before taxes
and minority interests    8,162      21,231      141    4,631    (645)  33,520
Provision for taxes      (2,700)     (2,693)    (384)  (2,542)    859   (7,460)
                       --------   --------- --------  ------- ------- --------
 Income/(loss) before
minority interests      $ 5,462    $ 18,538   $ (243) $ 2,089   $ 214 $ 26,060
                       ========   ========= ========  ======= ======= ========
Maintenance capital
expenditures            $ 3,231    $  2,002   $  548  $   648   $  38 $  6,467
                       ========   ========= ========  ======= ======= ========

                     2000                      1999

                          Natural                  Natural
               Electric     Gas          Electric    Gas
               --------  --------        --------  -------
Operating
Revenues       $ 20,589  $ 32,450        $ 20,475  $ 30,123
Cost of Sales     4,239    23,990           4,431    21,974
                -------   -------         -------   -------
Gross Margin   $ 16,350  $  8,460        $ 16,044   $ 8,149
               ========  ========        ========   =======

               Retail    Wholesale       Retail   Wholesale
               Propane   Propane         Propane  Propane
Operating
Revenues      $ 133,130 $ 976,455      $  108,206 $ 232,122
Cost of Sales    72,023   958,591          44,438   225,630
               --------  --------       ---------  --------
Gross Margin  $  61,107 $  17,864      $   63,768 $   6,492
              ========= =========      ========== =========


(5)  New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), 'Accounting for Derivative Instruments and Hedging Activities.' SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Corporation is evaluating the impacts of adopting SFAS 133 on its financial statements. The impact of SFAS 133 will likely depend upon the extent of use of derivative instruments and their designation and effectiveness as hedges of market risk.
     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ('SAB 101'), 'Revenue Recognition in Financial Statements.' SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Corporation is required to apply SAB 101 effective for the quarter ending June 30, 2000, but does not expect the adoption of SAB 101 to have any effect on our financial position or results of operations.

(6)  Reclassifications and Restatements

     Certain  1999 amounts have been reclassified to conform
to   the  2000  presentation.   Such  reclassifications  and
restatements had no impact on net income or shareholders' equity as previously reported.

(7)  Earnings per Share

     Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of the outstanding stock options and warrants.
The following table presents the shares used in computing the basic and diluted earnings per share for 2000 and 1999 (in thousands):

                                    Three Months Ended
                                         March 31
                                    -------------------
                                      2000       1999
                                    -------------------
Average Common
  Shares outstanding for
  Basic computation                  23,109     23,051


Diluted effect of:
  Stock Options                           -         18
  Stock Warrants                        183        303
                                     -------    ------

Average common
  Shares outstanding for
  Diluted computation                23,292     23,372
                                     ======     ======


ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION  AND
RESULTS OF OPERATIONS.

     The Corporation and its partner entities are providers of value-added services and solutions to customers across North America and Canada. The Corporation provides electric and natural gas service to Midwestern customers through its energy division, NorthWestern Public Service. In addition, the Corporation holds interests in Blue Dot., CornerStone, and Expanets. The Corporation is also engaged in other service and nonenergy related businesses.

     The Corporation was incorporated under the laws of the state of Delaware in 1923. The executive offices are located at 125 S. Dakota Avenue, Sioux Falls, South Dakota 57104, and our telephone number is 605-978-2908. Our website is located at www.northwestern.com

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS
      Diluted earnings per share of $.62 for the quarter ended March 31, 2000 was an increase of $.06 over diluted earnings per share of $.56 for first quarter 1999, as a result of expanded operations.
      Operating revenues for the first quarter of 2000 increased $822 million, 161.3%, over first quarter 1999 to $1,331 million. Over 90% of the growth is attributable to increases in the wholesale propane segment, resulting from internal growth along with increased commodity prices. Acquisitions in the HVAC and communications segments contributed to the remaining increase as a full quarter's impact from 1999 acquisitions were realized in 2000.
      Cost of sales for the quarter of $1,163 million increased $798 million over first quarter 1999. The propane segment's wholesale operations accounted for over 90% of the increase. Acquisitions completed in 1999 in the HVAC and communications segments were responsible for the balance of the growth.
     Gross margins were $168.2 million or 12.6% of operating revenues (42.4% excluding wholesale propane) for the quarter, an increase of $23.7 million over first quarter 1999 gross margins of $144.5 million or 28.4% of operating revenues (49.8% excluding wholesale propane). The increase was due to acquisitions in the HVAC and communications segments as well as the internal growth in the wholesale propane segment. The significant wholesale propane increases also drove down overall gross margin percentages due to the low margin nature of those sales. The overall gross margin percentage exclusive of the propane segment decreased in the first quarter 2000 due principally to the increased proportion which the HVAC and communications segments (which have lower gross margins than the electric segment) represent to total gross margin.
      Operating expenses grew 29.2% over first quarter 1999 to $132.2 million for first quarter 2000. This growth was principally derived from acquisitions and infrastructure building within the HVAC and communications segments, as well as internal and acquisitions growth within the propane segment. Selling, general and administrative expenses increased $24.9 million, from $87.1 million for first quarter 1999 to $112.0 million for 2000. The HVAC and communications segments comprised the majority of the increase, a result of a full quarter inclusion of 1999 acquisitions in 2000, continued infrastructure building and internal growth. The propane segment also contributed to the increase due to the continued growth of the wholesale operations. Depreciation and amortization was $20.2 million for the quarter, a 32.3% increase over first quarter 1999. The HVAC and communications segments had increased amortization  due  to  acquisition activity  and  growth  in depreciation expense from additional infrastructure and acquisitions. The propane segment also increased due to capital expenditures and acquisitions since the first quarter of 1999.
      Operating  income  of $36.0 million  for  the  quarter
decreased $6.1 million, 14.6%, compared to first quarter 1999. The decline was attributable to the operating losses in the HVAC, communications and all other segments resulting from operating expense increases (due in part to infrastructure investments) in excess of gross margin growth, partially offset by increased operating income in the propane and electric segments.

ELECTRIC
     Revenues of $20.6 million for the segment grew 1% over the quarter ended March 31, 1999. Warm weather patterns compared to the prior year in the residential and commercial service areas adversely affected retail revenues. Strong wholesale sales due to market demands and excess capacity helped to offset the reduced retail activity.
     Costs of sales decreased from $4.4 million in 1999 to $4.2 million for the current quarter end primarily as a result of slightly lower power costs compared to prior years.
     Wholesale activity accounted for 70% of the increase in gross margins to $16.4 million for the quarter. Retail margins increased minimally due to higher property tax assessments reflected in collected rates.
     Operating expenses decreased slightly compared to the prior year, to $9.4 million from $9.6 million. The allocation of resources between electric and natural gas operations and increased capital projects accounted for the decrease, which was partially offset by higher property taxes.
     Operating income grew $556,000 over first quarter 1999 to $7.0 million for first quarter 2000. As noted above, higher margins for wholesale activity and the decrease in operating expenses attributed to the increase.

NATURAL GAS
     Revenues grew 7.7% for first quarter 2000 over 1999 to $32.4 million. The increase was primarily due to higher product prices, a small rate increase and a slight increase in the total number of customers in 2000, offset by the negative effects of the abnormally warm weather as compared to the prior year.
     Cost of sales grew $2.0 million over 1999 to $24.0 million for first quarter 2000. Higher product prices as compared to first quarter 1999 and an increase in customers served resulted in the increase.
     Gross margins grew from $8.1 million or 27.1% of operating revenues for first quarter 1999 to $8.5 million or 26.1% of operating revenues for first quarter 2000. The growth in gross margin is the result of the aforementioned revenue increases, offset partially by increased costs, while the decreased gross margin percentage is the result of product price increases in 2000.
     Operating expenses of $4.6 million for the quarter were 7.6% higher than first quarter 1999. Allocation of resources between electric and natural gas for 2000 resulted in the increase.
     Operating income fell slightly from $3.9 million for first quarter 1999 to $3.8 million for first quarter 2000 as a result of operating expenses growth in excess of gross margin growth.

PROPANE
       Overall revenues for the segment increased $769 million, 226.0%, over first quarter 1999 to $1,110 million for the current quarter end. Wholesale revenues increased $744.3 million from $232.1 million first quarter 1999 to $976.5 million for 2000. The wholesale operations contributed 88% of total revenues for the current quarter compared to a contribution of 69% in first quarter 1999. Retail revenues increased 23% from $108.2 million to $133.1 million, primarily due to significant increases in product prices combined with retail acquisitions. The revenue growth was offset in part by a decline in retail volumes of
3.7 million gallons or 3.4% to 104.1 million for first quarter 2000 due to weather that was considerably warmer than normal and prior year, offset partially by acquisitions.
     Cost  of  sales  of  $1,031  million  for  the  quarter
increased $761 million over first quarter 1999. The wholesale activity accounted for $958.6 million of total costs and $733.0 million of the increase (wholesale sales have inherently low gross margins). Retail costs grew $27.6 million over first quarter 1999 to $72.0 million for the current quarter end. The increase was due to the increased product prices experienced throughout the first quarter of 2000.
     Gross margins were $79.0 million or 7.1% of operating revenues as compared to $70.3 million or 20.8% of operating revenues in 1999. The increase was a result of the increased wholesale activity offset by decreased retail margins, which was the result of higher product prices and abnormally warm weather conditions as compared to prior year. The increased wholesale activity reduced the gross margin percentage due to the low margin nature of wholesale sales and their significant impact on the segment.
     Selling, general and administrative expenses grew 13.8% or $4.7 million over first quarter 2000. The growth was a result of the increased wholesale activity. Depreciation and amortization increased $1.9 million or 24.5% as a result of acquisitions and capital expenditures.
     Operating income of $30.2 million was a 7.4% increase over first quarter 1999 income of $28.1 million. This increase resulted from the strong wholesale activity, offset by the adverse weather-affected retail segment.

HVAC
     First quarter 2000 revenues of $79.8 million reflect an increase of 51.6% over 1999 first quarter revenues. This is largely attributable to the inclusion of a full quarter of revenues from the 1999 acquisitions for first quarter 2000. Most of the 1999 acquisitions were completed after March 31, 1999.
     Cost of sales grew 55.0%, increasing from $32.7 million to $50.7 million for 2000. As with revenues, the inclusion of all the 1999 acquisitions in first quarter 2000 results accounted for most of the increase. There was also an increase in new construction activity, which have lower gross margins, combined with price increases in materials and fuel.
     Gross margins of $29.1 million, 36.5% of operating revenues, for the quarter increased $9.2 million over 1999 margins of $19.9 million, 37.9% of operating revenues. As noted previously, the increase was due to acquisitions, offset by price increases and lower gross margin projects.
     Selling, general and administrative expenses increased $9.8 million over first quarter 1999, to $28.1 million. The increase is principally due to 1999 acquisitions, as well as increased fuel and insurance costs and the annualization of infrastructure investments made during 1999. Depreciation and amortization increased $1.1 million to $2.7 million for the quarter end due to acquisitions and capital expenditures.
     The segment had an operating loss of $1.7 million for the quarter end, as compared to operating income of $53,000 for 1999 first quarter end, due to growth in operating expenses that surpassed gross margin growth. The HVAC industry is seasonally influenced and is also impacted in part by weather conditions. The first quarter typically generates below average revenues. Further, the weather conditions experienced in the first quarter 2000 were warmer than prior year and normal, which also had a negative impact on revenues. Accordingly, the fixed operating expense element of the HVAC segment is deleveraged during such operating conditions.

COMMUNICATIONS
     Revenues grew 36.1% over first quarter 1999 to $85.4 million for first quarter 2000. The increase resulted from the inclusion of a full quarter of revenues from the 1999 acquisitions, most of which closed near or after first quarter end 1999.
     Cost of sales grew at a slightly faster rate than revenues, increasing 48.5% from $34.5 million in 1999 to $51.3 million for 2000. This increase was a result of the 1999 acquisitions which had sales mixes that contained a larger percentage of equipment sales, which are traditionally a lower margin.
     Gross margins for 2000 of $34.2 million, or 40% of operating revenues, were an increase of 21.0% over 1999 margins of $28.3 million (45% of operating revenues). The increase in dollars was due to the 1999 acquisitions, which also drove down the gross margin percentages due to their higher equipment sales mix which is lower margin business.
     Selling, general and administrative expenses grew 50.0% over first quarter 1999 to $31.5 million. Expenses increased due to additional personnel added throughout 1999, expenses from acquisitions and the increase in infrastructure, particularly in sales and technicians, for anticipated revenue growth. Depreciation and amortization increased $1.6 million to $3.5 million as a result of acquisitions and capital expenditures.
     Operating income fell from first quarter 1999 income of $5.5 million to an operating loss of $722,000 for first quarter 2000. The growth of operating expenses outpaced gross margin growth, driving down operating income.

OTHER
     This segment consists of the financial results of other service and nonenergy-related business activities along with unallocated corporate costs. Revenues grew 1.8% to $3.1 million. The growth was attributable to internal growth within the businesses.
     Cost of sales rose $776,000 over first quarter 1999 to $2.0 million due to cost reclassifications between the quarters and internal growth in lower margin lines of business.
     Gross margins decreased to $1.1 million for first quarter 2000, down from $1.8 million in 1999. The decline was due to an increase in cost of sales that was not directly related to revenue growth.
     Operating expenses of $3.7 million for the first quarter increased 2.6% over 1999 operating expenses due to increased infrastructure expenditures.
     Operating loss for the segment decreased from $1.8 million to $2.6 million for first quarter 2000. This resulted from the decreased gross margins, as operating expenses remained relatively flat.

OTHER INCOME STATEMENT ITEMS
     Interest expense grew $4.6 million, 38.5%, over first quarter 1999 to $16.5 million for 2000. Increased interest charges from additional nonrecourse borrowings in the propane segment during 1999 accounted for over 50% of the increase along with additional nonrecourse borrowings in the HVAC segment compared to 1999. Corporate borrowings for acquisitions also increased for the first quarter 2000 as compared to 1999, resulting in higher interest expense.
     Investment income of $3.1 million for the quarter was a decline of $182,000 over first quarter 1999 income. The decrease in excess cash for first quarter 2000 compared to 1999 is the result of increased preferred stock investments in Blue Dot. and Expanets.
     Income taxes decreased 35.5% over first quarter 1999 to $4.8 million. This is directly related to the decrease in income before taxes, most notably in the HVAC, communications and all other segments, between the quarters.
     Minority interests are the portion of the net income or loss after preferred dividends related to the Corporation's preferred stock investments in Blue Dot. and Expanets and earnings attributable to the CornerStone public common unitholders, which are allocable to other equity holders of the minority interests. Minority interests income for the quarter was $1.6 million, a decrease of $9.6 million from first quarter 1999. The change is attributable to the performance of the HVAC and communications segments where allocable losses increased $5.0 million and $4.3 million, respectively, combined with a slight decrease in the propane segment's minority interest.

LIQUIDITY & CAPITAL RESOURCES
OPERATING ACTIVITIES
     The Corporation believes it has adequate long-term liquidity through the generation of operating cash flows, the availability of substantial marketable securities, existing credit facilities and a sound capital structure. In addition, the Corporation has adequate capacity for additional financing and continues to maintain this strong position through favorable bond ratings.
     Cash flows from operations for the quarter ended March 31, 2000 were $19.7 million, a decrease of $9.6 million versus operating cash flows of $29.3 million for first quarter 1999. The decrease is primarily due to changes in HVAC and communications operations. Cash and cash equivalents and investment securities totaled $124.0 million and $165.6 million at March 31, 2000 and 1999. These cash investment balances combined with available lines of credit provide the resources necessary to support continued business operations.

INVESTING AND FINANCING ACTIVITIES
      The Corporation's primary investing focus was on the continued strategic development and growth of Blue Dot. and Expanets. In order to fund these activities as well as general business operations, the Corporation maintains a line of credit and commercial paper which provide an aggregate $194.5 million for business use. At March 31, 2000, $12.0 million of commercial paper and $139.0 million of the line of credit were drawn and outstanding and $43.5 million was available for use.
      In addition to the lines of credit available at the Corporate level, the nonregulated subsidiaries maintain nonrecourse credit agreements with various banks. CornerStone has a $110.0 million Bank Credit Facility for acquisitions and general business purposes. CornerStone had $10.0 million outstanding from their acquisitions line of credit at March 31, 2000 to fund acquisitions and $80.9 million available for use on their Facility. Blue Dot.'s Credit Facility provides for up to $135.0 million to fund acquisitions and for general business purposes. Blue Dot. had $61.2 million outstanding on their Facility and $73.8 million available at March 31, 2000. Expanets maintains a $25.0 million line of credit, of which $16.5 million was outstanding and $8.5 million available at March 31, 2000.
     On March 31, 2000, Expanets completed a transaction to purchase the small and mid-sized business sales organization from Lucent Technologies. In order to partially finance this transaction, the Corporation purchased an additional $64.0 million cash investment in Expanets' preferred stock. Any additional future working capital and capital expenditure requirements are anticipated to be funded by nonrecourse facilities obtained at the Expanets level.

CAPITAL REQUIRMENTS
       The Corporation's principal capital requirements include continued funding for growth of business segments; funding corporate investment and development ventures; funding maintenance and expansion programs; funding debt and preferred stock retirements; sinking fund requirements; and distributions to propane common unitholders.
      Maintenance capital expenditures for the three months ended March 31, 2000 and 1999 were $5.9 million and $6.5 million. Expenditures are continually reviewed and are subject to change as a result of changing economic conditions, variations in sales, investment opportunities and other ongoing considerations. Estimated annual maintenance expenditures for 2000 and 2001 are $41.2 million and $43.7 million, respectively.
      Capital requirements for the mandatory retirements of long-term debt, including nonrecourse debt of subsidiaries is expected to be $24.0 million in 2000. The Corporation anticipates that existing investments and marketable securities, internally generated cash flows and available external financing will be sufficient to meet future capital requirements.
      The Corporation will continue to review the economics of retiring or refunding remaining long-term debt and preferred stock to minimize long-term financing costs. The Corporation may continue to make investments in Blue Dot. and Expanets, in which the Corporation had invested $401.1 million through March 31, 2000. Also, the Corporation may make other significant acquisition investments in related or other industries that might require the Corporation to raise additional equity and/or incur debt financings, which are therefore subject to certain risks and uncertainties.

Weather
     Weather patterns can have a material impact on the Corporation's operating performance for all three segments (propane, natural gas and electric) of its energy business, and to a lesser extent the HVAC business segment. This impact is particularly relevant for natural gas and propane. Because propane and natural gas are heavily used for residential and commercial heating, the demand for these products depends heavily upon weather patterns throughout the Corporation's market areas. With a larger proportion of its operations related to seasonal propane and natural gas sales, a significantly greater portion of the Corporation's operating income is recognized in the first and fourth quarters related to higher revenues from the heating season.

COMPETITION AND BUSINESS RISK
     NorthWestern and its partner entities are leading providers of value-added, integrated services and solutions to over two million residential and business customers nationwide. Our strategy will continue to focus on the expansion of our existing growth initiatives, both through internal growth and acquisitions and through the integration of other value-added services. We also intend to seek investment opportunities in other existing or emerging growth industries within the service and solutions sector. While these strategic development and acquisitions activities can involve increased risk, we believe they offer the potential for enhanced investment returns. The Corporation's growth strategy will be subject to certain risks and uncertainties, including the future availability of market capital to fund development and acquisitions, our ability to develop or acquire suitable businesses, our responses to increased competition, our ability to attract, retain and train skilled team members, governmental regulations and general economic conditions, some of which factors are discussed in further detail below. Our acquisition activities involve the risk of successfully integrating acquired companies, including the adequacy and efficiency of information systems, business processes and related support functions. The Corporation has taken and continues to take steps to address and mitigate such risks. There are no assurances that such efforts will be sufficient to meet the future needs of the Corporation. Future changes in accounting rules and regulations, such as those related to the proposed reduction in the maximum goodwill life from 40 to 20 years, could also have a material impact upon the Corporation's future financial statement presentation, results from operations and financial position.

PROPANE
     The retail propane business is a margin-based business in which gross profits depend on the excess of sales prices over propane supply costs. Consequently, CornerStone's profitability will be sensitive to changes in wholesale propane prices. Propane is a commodity, the market price of which can be subject to volatile changes in response to changes in supply or other market conditions. As it may not be possible to immediately pass on to customers rapid increases in the wholesale cost of propane, such increases could reduce CornerStone's gross profits.
Weather conditions have a significant impact on propane demand for both heating and agricultural purposes. The majority of CornerStone's customers rely heavily on propane as a heating fuel. Actual weather conditions can vary substantially from year to year, significantly affecting CornerStone's financial performance. Furthermore, variations in weather in one or more regions in which CornerStone operates can significantly affect the total volumes sold by CornerStone and the margins realized on such sales and, consequently, CornerStone's results of operations. These conditions may also impact CornerStone's ability to meet various debt covenant requirements, which could adversely affect CornerStone's ability to pay common and subordinated unit distributions and fund future growth and acquisitions.
     Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers against suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is a competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating and cooking. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications. The gradual expansion of the nation's natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many regions of the country where propane is sold for heating and cooking purposes.
     CornerStone's profitability is affected by the competition for customers among all participants in the retail propane business. Some of CornerStone's competitors are larger or have greater financial resources than CornerStone. Should a competitor attempt to increase market share by reducing prices, CornerStone's financial condition and results of operations could be materially adversely affected. In addition, propane competes with other sources of energy, some of which may be less costly per equivalent energy value.

ELECTRIC AND NATURAL GAS
     The electric and natural gas industries continue to undergo numerous transformations, and the Corporation is operating in an increasingly competitive marketplace. The Federal Energy Regulatory Commission (FERC), which regulates interstate and wholesale electric transmissions, has issued final rules designed to open up transmission grids and mandate owners of transmission assets to allow others equal access to utility transmission systems and prompts the formation of regional transmission organizations (RTO's) to control and operate interstate transmission facilities.
Various state regulatory bodies are supporting initiatives to redefine the electric energy market and are experimenting with retail wheeling, which gives some retail customers the ability to choose their supplier of electricity. These and other developments are expected to increase competition in the wholesale and retail electricity markets. The potential for continued unbundling of customer services exists, allowing customers to buy their own electricity and natural gas on the open market and having it delivered by the local utility.
     The Corporation's future financial performance will be dependent on the effective execution of operating strategies to address a more competitive and changing energy marketplace. The Corporation is exploring new energy products and services, utilizing new technologies, centralizing activities to improve efficiency and customer responsiveness and business processes are being reengineered to apply best-practices methodologies.
     Weather conditions have a significant impact on electric and natural gas demand for heating and cooling purposes. Actual weather conditions can vary substantially from year to year, significantly affecting the Corporation's financial performance.
     The Corporation complies with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS
71), 'Accounting for the Effects of Certain Types of Regulation.' SFAS 71 provides for the financial reporting requirements of the Corporation's regulated electric and natural gas operations, which requires specific accounting treatment of certain costs and expenses that are related to the Corporation's regulated operations. Criteria that could give rise to the discontinuance of SFAS 71 include 1) increasing competition that restricts the Corporation's ability to establish prices to recover specific costs and 2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Corporation periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Corporation believes that its regulatory assets, including those related to generation, are probable of future recovery. This evaluation of recovery must be updated for any change, which might occur in the Corporation's current regulatory environment.

HVAC
     The markets served by Blue Dot. for residential and commercial heating, ventilating, air conditioning, plumbing and other related services are highly competitive. The principal competitive factors in these segments of the industry are 1) timeliness, reliability and quality of services provided, 2) range of products and services provided, 3) name recognition and market share and 4) pricing. Many of Blue Dot.'s competitors in the HVAC business are small, owner-operated companies typically located and operated in a single geographic area. There are a small number of larger national companies engaged in providing residential and commercial services in the service lines in which the Corporation intends to focus. Future competition in both the residential and commercial service lines may be encountered from other newly formed or existing public or private service companies with aggressive acquisition programs, from the unregulated business segments of regulated gas and electric utilities, or from newly deregulated utilities in those industries entering into various service areas.

COMMUNICATIONS
     The market served by Expanets in the communications, data services and network solutions industry is also a highly competitive market. The Corporation believes that 1) market acceptance of the products, services and technology solutions the Corporation provides, 2) pending and future legislation affecting the communications and data industry,
3) name recognition and market share, 4) larger competitors and 5) the Corporation's ability to provide integrated communication and data solutions for customers in a dynamic industry are all factors that could affect the Corporation's future operating results. Many of Expanets competitors in the communications business are generally small, owner-operated companies typically located and operated in a single geographic area. There are a number of large, integrated national companies engaged in providing commercial services in the service lines in which the Corporation intends to focus and also manufacture and sell directly the products that the Corporation services and sells. Future competition may be encountered from other newly formed or existing public or private service companies with aggressive acquisition and marketing programs.

YEAR 2000 READINESS
     The year 2000 issue is a result of computer programs, which were written using two digits (rather than the actual four) to identify the year in the date field. This old approach was intended to save processing time and storage space within computers and was continued in use until the mid 1990s. If not corrected, affected systems and devices containing computer chips or clocks could roll back to 1900 instead of moving forward to 2000. Some systems and devices may continue to function even if this occurs. Others may experience interruptions in service, processes or obtain erroneous results.
     The Corporation assembled a diverse oversight and advisory team from all businesses with experienced information systems, legal, communications and operating leadership to work on our enterprise-wide year 2000 program. The initiative covered not only the Corporation's information technology systems and computer applications, but also considered hardware, embedded systems and components internal and external to our organizations. The Corporation's program considered not only our businesses and technology areas but also those of our customers and suppliers. The Corporation spent approximately $2 million in 1999 related to the year 2000 issue which was expensed as incurred or capitalized in accordance with our accounting policy for software development costs.
     As a result of year 2000 readiness efforts, the Corporation's mission critical information technology systems did not experience any material adverse application failures on January 1, 2000, and we are not aware of any material adverse impacts to our suppliers or customers. We do not believe that year 2000 issues have had any material impact on customer spending patterns for our services and solutions. The Corporation will continue to monitor its mission critical computer applications throughout the year 2000 to ensure that any potential year 2000 issues that may arise are addressed promptly. The Corporation cannot provide assurance that our suppliers or customers have not been affected by a year 2000 issue in a manner that is not yet apparent.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Statements made in this Form 10-Q, such as those relating to expectation of future financial performance, continued growth, dividend policy, liquidity, absence of year 2000 problems and the impact of changes in interest rates and commodity prices, are forward-looking statements that involve inherent risks and uncertainties. A number of important factors which are difficult to predict and many of which are beyond the control of the Corporation, could cause actual results to differ materially from those implied by the forward-looking statements. These factors include, but are not limited to, the adverse impact of unseasonal weather, developments in the federal and state regulatory environment, the rate of growth in the service territories of the Corporation and its subsidiaries, the speed and degree to which competition enters the Corporation's businesses, the timing and extent of changes in interest rates and commodity prices, risks associated with acquisitions and integration of acquired companies, changes in customer usage patterns and preferences, as well as changing conditions in the economy, capital markets and other factors identified from time to time in the
Corporation's filings with the Securities and Exchange Commission. This Form 10-Q should be read in conjunction with the most recent annual consolidated financial statements and notes thereto.

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

                  NORTHWESTERN CORPORATION
                ----------------------------
                        (Registrant)


Date:     May 12, 2000             /s/ David A. Monaghan
                              ------------------------------
                                  Controller and Treasurer