Form 10-Q
period 2000-06-30
NORTHWESTERN CORP
filed 2000-08-14
CIK 73088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the transition period from ___________ to __________


                            Commission File No. 0-692

                                     [LOGO]

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

                          Common Stock, Par Value $1.75
                 23,118,893 shares outstanding at August 8, 2000

             Corporation-Obligated Mandatorily Redeemable Preferred
           Securities of Subsidiary Trusts, Liquidation Amount $25.00
                 3,500,000 shares outstanding at August 8, 2000

                                    Index

                                                                   PAGE
                                                                   ----
PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets -
                      June 30, 2000 and December 31, 1999            3

               Consolidated Statements of Income -
                      Three months and six months ended
                      June 30, 2000 and 1999                         4

               Consolidated Statements of Cash Flows
                      Six months ended June 30, 2000 and 1999        5

               Notes to Consolidated Financial Statements            6

     Item 2.   Management's Discussion of Financial

               Condition and Results of Operations                  11

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

                          PART 1. FINANCIAL INFORMATION
                           Item 1. Financial Statements

                            NORTHWESTERN CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (In Thousands)

                                                                        June 30,           December 31,
                                                                          2000                 1999
                                                                    -----------------    ------------------
                              ASSETS
Current Assets:
      Cash and Cash Equivalents                                         $     77,466          $     29,677
      Accounts Receivable, Net                                               284,173               205,378
      Inventories                                                            125,158               104,099
      Other                                                                   45,016                44,444
                                                                    -----------------    ------------------
                                                                             531,813               383,598
                                                                    -----------------    ------------------
Property, Plant and Equipment, Net                                           687,809               681,663
                                                                    -----------------    ------------------
Goodwill and Other Intangible Assets, Net                                  1,017,874               742,010
                                                                    -----------------    ------------------
Other Assets
      Investments                                                             96,831                96,056
      Other                                                                   49,240                53,434
                                                                    -----------------    ------------------
                                                                             146,071               149,490
                                                                    -----------------    ------------------
                                                                        $  2,383,567          $  1,956,761
                                                                    =================    ==================
   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Current Maturities of Long-term Debt                              $      5,000          $      5,000
      Current Maturities of Long-term Debt - Nonrecourse                      50,515                19,170
      Commercial paper                                                         8,000                11,000
      Short-term Debt - Nonrecourse                                           20,000                14,700
      Accounts Payable                                                       227,682               157,959
      Accrued Expenses                                                       128,741                61,218
                                                                    -----------------    ------------------
                                                                             439,938               269,047
                                                                    -----------------    ------------------
Long-term Debt                                                               410,350               309,350
Long-term Debt of Subsidiaries - Nonrecourse                                 548,451               473,757
Deferred Income Taxes and Other                                               64,101                64,855
Other Noncurrent Liabilities                                                  63,560                86,797
                                                                    -----------------    ------------------
                                                                           1,086,462               934,759
                                                                    -----------------    ------------------
Minority Interests                                                           459,901               361,549
                                                                    -----------------    ------------------
Preferred Stock, Preference Stock and
 Preferred Securities
      Preferred Stock - 4 1/2% Series                                          2,600                 2,600
      Redeemable Preferred Stock  - 6 1/2% Series                              1,150                 1,150
      Preference Stock                                                             -                     -
      Corporation Obligated Mandatorily Redeemable Preferred
           Securities of Subsidiary Trusts                                    87,500                87,500
                                                                    -----------------    ------------------
                                                                              91,250                91,250
                                                                    -----------------    ------------------
Shareholders' Equity
      Common Stock                                                            40,456                40,438
      Paid-in Capital                                                        160,192               160,028
      Retained Earnings                                                      102,432                94,715
      Accumulated Other Comprehensive Income                                   2,936                 4,975
                                                                    -----------------    ------------------
                                                                             306,016               300,156
                                                                    -----------------    ------------------
                                                                        $  2,383,567          $  1,956,761
                                                                    =================    ==================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           NORTHWESTERN CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                     Three Months Ended                  Six Months Ended
                                                           June 30                           June 30
                                                --------------  --------------    -------------  ----------------
                                                    2000             1999             2000              1999
                                                --------------  --------------    -------------  ----------------
OPERATING REVENUES                               $ 1 ,596,399        $ 595,850       $2,927,343        $1,105,204

COST OF SALES
                                                    1,399,715          482,788        2,562,466           847,676
                                                --------------    ------------    -------------    ---------------
GROSS MARGIN                                          196,684          113,062          364,877           257,528

OPERATING EXPENSES
  Selling, general and
     administrative expenses                          176,524           85,573          288,561           172,659
  Depreciation and other amortization                  16,461           10,206           31,242            22,074
  Goodwill amortization                                11,970            5,684           17,356             9,062
                                                --------------    ------------    -------------    ---------------
                                                      204,955          101,463          337,159           203,795
                                                --------------    ------------    -------------    ---------------
OPERATING INCOME (LOSS)                               (8,271)           11,599           27,718            53,733

Interest Expense, net                                (19,431)         (13,676)         (35,955)          (25,607)
Investment Income and Other                             2,993            2,450            6,128             5,767
                                                --------------    ------------    -------------    ---------------
Income (Loss) Before Income
Taxes and Minority Interests                         (24,709)              373          (2,109)            33,893

Provision (Benefit) for Income Taxes                   1,095          (3,417)          (3,716)          (10,877)
                                                --------------    ------------    -------------    ---------------
Income (Loss) Before Minority Interests              (23,614)          (3,044)          (5,825)            23,016

Minority Interests                                     31,316            9,881           29,766           (1,299)
                                                --------------    ------------    -------------    ---------------
Net Income                                              7,702            6,837           23,941            21,717

Minority Interests on Preferred
  Securities of Subsidiary Trusts                     (1,650)          (1,650)          (3,300)           (3,300)

Dividends on Preferred Stock                             (48)             (48)             (96)              (96)
                                                --------------    ------------    -------------    ---------------
Earnings on Common Stock                         $      6,004        $   5,139       $   20,545        $   18,321
                                                ==============    ============    =============    ===============

Average Common Shares Outstanding                      23,117           23,108           23,113            23,078

Earnings per Average Common Share
  Basic                                          $       0.26        $    0.22       $     0.89        $     0.79
  Diluted                                        $       0.26        $    0.22       $     0.88        $     0.78

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           NORTHWESTERN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                                                          Six Months Ended
                                                                                               June 30
                                                                                --------------------------------------
                                                                                     2000                  1999
                                                                                ----------------    ------------------
OPERATING ACTIVITIES:
    Net Income                                                                       $   23,941           $    21,717
    Items not affecting cash:
          Depreciation and other amortization                                            31,242                22,074
          Goodwill amortization                                                          17,356                 9,062
          Deferred income taxes                                                         (4,929)               (3,434)
          Minority interests in net income (loss) of consolidated
            subsidiaries                                                               (29,766)                 1,299
          Investment tax credits                                                          (272)                 (140)
          Foreign currency adjustments                                                    (299)                 (229)
          Changes in current assets and liabilities, net of acquisitions:
               Accounts Receivable                                                     (74,825)                12,785
               Inventories                                                             (18,054)                10,801
               Other current assets                                                         265               (1,734)
               Accounts payable                                                          95,451              (16,655)
               Accrued expenses                                                          20,724               (1,530)
          Other, net                                                                    (5,856)               (4,192)
                                                                                ----------------    ------------------
          Cash flows provided by operating activities                                    54,978                49,824
                                                                                ----------------    ------------------
Investment Activities:
     Property, plant and equipment additions                                           (15,159)              (12,200)
     Purchase of noncurrent investments, net                                            (3,470)                40,478
     Acquisitions and growth expenditures                                             (100,309)             (106,823)
                                                                                ----------------    ------------------
          Cash flows used in investing activities                                     (118,938)              (78,545)
                                                                                ----------------    ------------------
Financing Activities
     Dividends on common and preferred stock                                           (12,924)              (11,984)
     Minority interests on preferred securities of subsidiary trusts                    (3,300)               (3,300)
     Proceeds from exercise of warrants                                                     182                 1,656
     Subsidiary payment of common unit distributions                                   (18,539)              (18,499)
     Issuance of nonrecourse subsidiary debt                                             59,700                81,040
     Repayment of nonrecourse subsidiary debt                                           (5,264)                     -
     Repurchase of minority interest                                                   (11,406)              (12,119)
     Short-term borrowings of subsidiaries, net                                           5,300                     -
     Outstanding lines of credit                                                        101,000                     -
     Commercial paper repayments, net                                                   (3,000)                     -
                                                                                ----------------    ------------------
          Cash flows provided by financing activities                                   111,749                36,794
                                                                                ----------------    ------------------
Increase (Decrease) in Cash and Cash Equivalents                                         47,789                 8,073
Cash and Cash Equivalents, beginning of period                                           29,677                30,865
                                                                                ----------------    ------------------
Cash and Cash Equivalents, end of period                                             $   77,466           $    38,938
                                                                                ================    ==================
Supplemental Cash Flow Information:
     Cash paid during the period for:
          Income taxes                                                               $    7,724           $     9,826
          Interest                                                                   $   31,010           $    14,898
     Non-cash transactions:
         Long-term debt assumed from acquisitions                                    $      479           $     4,051
         Minority equity interest issued for acquisitions                            $  159,638           $    20,096

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Reference is made to Notes to Financial Statements
                  included in the Company's Annual Report)

(1)      Management's Statement -

         The consolidated financial statements for the interim periods included herein have been prepared by NorthWestern Corporation (the Corporation), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of the Corporation, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Corporation's latest annual report to shareholders.

(2)      Subsidiaries and Principles of Consolidation -

         The accompanying consolidated financial statements include the accounts of the Corporation and all wholly and majority-owned or controlled subsidiaries, including CornerStone Propane Partners, L.P. (NYSE:CNO), the nation's fourth largest retail propane distributor; Blue Dot Services Inc. ('Blue Dot'), a national provider of air conditioning, heating, plumbing and related services (HVAC); and Expanets, Inc. ('Expanets'), a national provider of networked communications and data solutions primarily to small and mid-sized business customers. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. The public unitholders' interest in CornerStone's net assets subsequent to CornerStone's formation is reflected as minority interests in the consolidated financial statements. Interests of the former owners of companies acquired by Blue Dot and Expanets who continue to hold an interest in Blue Dot and Expanets are also reflected as minority interests in the consolidated financial statements. Losses allocable to minority interests in the future may increase or decrease depending upon the level of losses in these business segments, the amount of preferred dividends and the remaining minority interest basis available to absorb losses.

(3)      Comprehensive Income -

         The Financial Accounting Standards Board defines comprehensive income as all changes to the equity of a business enterprise during a period, except for those resulting from transactions with owners. For example, dividend distributions are excepted. Comprehensive income consists of net income and other comprehensive income. Net income may include such items as income from continuing operations, discontinued operations, extraordinary items, and cumulative effects of changes in accounting principles. Other comprehensive income may include foreign currency translations, adjustments of minimum pension liability, and unrealized gains and losses on certain investments in debt and equity securities.

         Comprehensive income for the three months ended June 30, 2000 and 1999, was $7.2 million and $8.0 million. Comprehensive income for the six months ended June 30, 2000 and 1999 was $21.9 million and $23.2 million.

(4)      Segment Information  -

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

                        Three Months Ended June 30, 2000

                                  Total
                                Electric &          Total                         Communi-           All
                               Natural Gas         Propane           HVAC          cations          Other           Total
                              ---------------  ----------------  -------------  --------------   -------------  --------------
Operating Revenues                $   35,404       $ 1,131,669      $ 108,121      $  317,237        $  3,968     $ 1,596,399
Cost of Sales                         14,651         1,103,848         67,158         211,280           2,778       1,399,715
                              ---------------  ----------------  -------------  --------------   -------------  --------------

Gross Margin                          20,753            27,821         40,963         105,957           1,190         196,684

Selling, general &
  administrative                       9,038            32,567         32,247          98,903           3,769         176,524
Depreciation &
  other amortization                   3,950             8,388          1,975           1,861             287          16,461
Goodwill amortization                      -             2,110          1,288           8,565               7          11,970
                              ---------------  ----------------  -------------  --------------   -------------  --------------

Operating income (loss)                7,765          (15,244)          5,453         (3,372)         (2,873)         (8,271)

Interest expense                     (1,978)           (9,245)        (1,507)         (1,592)         (5,109)        (19,431)
Investment income and
  other                                   42                 -            172             172           2,607           2,993
                              ---------------  ----------------  -------------  --------------   -------------  --------------
Income (loss) before taxes
  and minority interests               5,829          (24,489)          4,118         (4,792)         (5,375)        (24,709)

Provision for taxes                  (1,536)             2,134        (2,238)             103           2,632           1,095
                              ---------------  ----------------  -------------  --------------   -------------  --------------
Income (loss) before minority
  interests                       $    4,293       $  (22,355)       $  1,880      $  (4,689)      $  (2,743)     $  (23,614)
                              ===============  ================  =============  ==============   =============  ==============
Total Assets                      $  123,548        $  851,210      $ 323,575      $  737,992       $ 347,242     $ 2,383,567
                              ===============  ================  =============  ==============   =============  ==============
Maintenance Capital
 Expenditures                     $    3,138        $    1,253       $  3,192       $   1,398         $     5       $   8,986
                              ===============  ================  =============  ==============   =============  ==============

                     Three Months Ended June 30, 1999

                                    Total
                                 Electric &          Total                        Communi-           All
                                 Natural Gas        Propane          HVAC          cations          Other           Total
                               ----------------  --------------  -------------  --------------   -------------  --------------
Operating Revenues                 $    33,581       $ 417,792      $  73,082       $  67,813        $  3,582      $  595,850
Cost of Sales                           13,429         385,217         44,801          36,363           2,978         482,788
                               ----------------  --------------  -------------  --------------   -------------  --------------

Gross Margin                            20,152          32,575         28,281          31,450             604         113,062

Selling, general
administrative                           8,652          28,324         22,108          25,083           1,406          85,573
Depreciation & other
amortization                             3,700           4,128          1,200             883             295          10,206
Goodwill amortization                        -           2,736            901           2,037              10           5,684
                               ----------------  --------------  -------------  --------------   -------------  --------------

Operating income (loss)                  7,800         (2,613)          4,072           3,447         (1,107)          11,599

Interest expense                       (2,178)         (8,658)              -           (260)         (2,580)        (13,676)
Investment income and
other                                      172               -             19             569           1,690           2,450
                               ----------------  --------------  -------------  --------------   -------------  --------------
Income (loss) before taxes
and minority interests                   5,794        (11,271)          4,091           3,756         (1,997)             373

Provision for taxes                    (1,738)           1,184        (1,982)         (1,835)             954         (3,417)
                               ----------------  --------------  -------------  --------------   -------------  --------------
Income (loss) before minority
interests                           $    4,056      $ (10,087)      $   2,109       $   1,921       $ (1,043)     $   (3,044)
                               ================  ==============  =============  ==============   =============  ==============
Total assets                        $  311,131      $  779,230      $  88,638       $  97,187       $ 504,389     $ 1,780,575
                               ================  ==============  =============  ==============   =============  ==============
Maintenance Capital
Expenditures                        $    3,523      $      565      $     604       $     825       $     236     $     5,753
                               ================  ==============  =============  ==============   =============  ==============

                           Three Months Ended June 30

                                         2000                                        1999
                            -------------------------------             -------------------------------
                                                Natural                                    Natural
                              Electric            Gas                     Electric           Gas
                            --------------   --------------             --------------  ---------------
Operating Revenues               $ 18,985         $ 16,419                   $ 20,061         $ 13,520

Cost of Sales                       3,291           11,360                      4,515            8,914
                            --------------   --------------             --------------  ---------------

Gross Margin                       15,694            5,059                     15,546            4,606

Selling, general &
  administrative                    5,814            3,224                      5,981            2,671
Depreciation &
  amortization                      3,147              803                      3,003              697
                            --------------   --------------             --------------  ---------------

Operating Income                 $  6,733          $ 1,032                   $  6,562         $  1,238
                            ==============   ==============             ==============  ===============

                           Three Months Ended June 30

                                         2000                                        1999
                               Retail          Wholesale                   Retail         Wholesale
                               Propane          Propane                    Propane         Propane
                            --------------   -------------              --------------  ---------------
Operating Revenues               $ 53,951       $1,077,718                   $ 47,641         $370,151

Cost of Sales                      27,521        1,076,327                     19,263          365,954
                            --------------   --------------             --------------  ---------------

Gross Margin                     $ 26,430       $    1,391                   $ 28,378         $  4,197
                            ==============   ==============             ==============  ===============

                         Six Months Ended June 30, 2000

                                  Total
                                Electric &          Total                         Communi-           All
                               Natural Gas         Propane           HVAC          cations          Other           Total
                              ---------------  ----------------  -------------  --------------   -------------  --------------
Operating Revenues                $   88,443       $ 2,241,254      $ 187,899      $  402,684        $  7,063     $ 2,927,343
Cost of Sales                         42,880         2,134,462        117,823         262,532           4,769       2,562,466
                              ---------------  ----------------  -------------  --------------   -------------  --------------

Gross Margin                          45,563           106,792         70,076         140,152           2,294         364,877

Selling, general
administrative                        19,091            71,606         60,323         130,361           7,180         288,561
Depreciation & other
amortization                           7,900            16,063          3,528           3,211             540          31,242
Goodwill amortization                      -             4,202          2,465          10,674              15          17,356
                              ---------------  ----------------  -------------  --------------   -------------  --------------

Operating income (loss)               18,572            14,921          3,760         (4,094)         (5,441)          27,718

Interest expense                     (4,061)          (18,680)        (2,431)         (2,384)         (8,399)        (35,955)
Investment income and
other                                      3                 -            238             281           5,606           6,128
                              ---------------  ----------------  -------------  --------------   -------------  --------------
Income (loss) before taxes
and minority interests                14,514           (3,759)          1,567         (6,197)         (8,234)         (2,109)

Provision for taxes                  (5,179)             (358)        (1,733)           (182)           3,736         (3,716)
                              ---------------  ----------------  -------------  --------------   -------------  --------------
Income (loss) before minority
interests                         $    9,335       $   (4,117)      $   (166)      $  (6,379)      $  (4,498)      $  (5,825)
                              ===============  ================  =============  ==============   =============  ==============
Total Assets                      $  123,548        $  851,210      $ 323,575      $  737,992       $ 347,242     $ 2,383,567
                              ===============  ================  =============  ==============   =============  ==============
Maintenance Capital
Expenditures                      $    5,047        $    2,214       $  4,980       $   2,822         $    96       $  15,159
                              ===============  ================  =============  ==============   =============  ==============

                        Six Months Ended June 30, 1999

                                    Total
                                 Electric &          Total                        Communi-           All
                                 Natural Gas        Propane          HVAC          cations          Other           Total
                               ----------------  --------------  -------------  --------------   -------------  --------------
Operating Revenues                 $    84,179       $ 758,120      $ 125,701      $  130,581        $  6,623     $ 1,105,204
Cost of Sales                           39,834         655,285         77,496          70,868           4,193         847,676
                               ----------------  --------------  -------------  --------------   -------------  --------------

Gross Margin                            44,345         102,835         48,205          59,713           2,430         257,528

Selling, general &
administrative                          18,820          62,642         40,373          46,063           4,761         172,659
Depreciation & other
amortization                             7,437          10,475          2,058           1,590             514          22,074
Goodwill amortization                        -           4,237          1,649           3,160              16           9,062
                               ----------------  --------------  -------------  --------------   -------------  --------------

Operating income (loss)                 18,088          25,481          4,125           8,900         (2,861)          53,733

Interest expense                       (4,357)        (15,521)              -           (543)         (5,186)        (25,607)
Investment income and
other                                      225               -            107              30           5,405           5,767
                               ----------------  --------------  -------------  --------------   -------------  --------------
Income (loss) before taxes
and minority interests                  13,956           9,960          4,232           8,387         (2,642)          33,893

Provision for taxes                    (4,438)         (1,509)        (2,366)         (4,377)           1,813        (10,877)
                               ----------------  --------------  -------------  --------------   -------------  --------------
Income (loss) before minority
interests                           $    9,518        $  8,451       $  1,866       $   4,010       $   (829)     $    23,016
                               ================  ==============  =============  ==============   =============  ==============
Total Assets                        $  311,131        $779,230       $ 88,638       $  97,187       $ 504,389     $ 1,780,575
                               ================  ==============  =============  ==============   =============  ==============
Maintenance Capital
Expenditures                        $    6,754        $  2,567       $  1,152       $   1,473         $   274     $    12,220
                               ================  ==============  =============  ==============   =============  ==============

                            Six Months Ended June 30

                                         2000                                        1999
                            -------------------------------             -------------------------------
                                                Natural                                    Natural
                              Electric            Gas                     Electric           Gas
                            --------------   --------------             --------------  ---------------
Operating Revenues               $ 39,574         $ 48,869                  $  40,536         $ 43,643

Cost of Sales                       7,530           35,350                      8,946           30,888
                            --------------   --------------             --------------  ---------------

Gross Margin                       32,044           13,519                     31,590           12,755

Selling, general and
  administrative                   12,046            7,045                     12,598            6,222
Depreciation and
  amortization                      6,284            1,616                      6,005            1,432
                            --------------   --------------             --------------  ---------------

Operating Income                 $ 13,714         $  4,858                  $  12,987         $  5,101
                            ==============   ==============             ==============  ===============

                             Six Months Ended June 30

                                         2000                                        1999
                            -------------------------------             -------------------------------
                               Retail          Wholesale                   Retail         Wholesale
                               Propane          Propane                    Propane         Propane
                            --------------   --------------             --------------  ---------------
Operating Revenues               $187,081       $2,054,173                   $155,847         $602,273

Cost of Sales                      99,544        2,034,918                     63,701          591,584
                            --------------   --------------             --------------  ---------------

Gross Margin                     $ 87,537       $   19,255                   $ 92,146         $ 10,689
                            ==============   ==============             ==============  ===============

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

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ('SAB 101'), 'Revenue Recognition in Financial Statements.' SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Corporation is required to apply SAB 101 effective for the quarter ending December 31, 2000, the adoption of which will not have a material impact upon our financial position or results of operations.

(5)      Reclassifications and Restatements

         Certain 1999 amounts have been reclassified to conform to the 2000 presentation. Such reclassifications and restatements had no impact on net income or shareholders' equity as previously reported.

(6)      Earnings per Share

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

                                                          Three Months Ended                  Six Months Ended
                                                                June 30                            June 30
                                                    --------------------------------    ------------------------------
                                                          2000              1999             2000             1999
                                                    ----------------    ------------    --------------    ------------
Average common shares outstanding
  for basic computation                                      23,117          23,108            23,113          23,078
Dilutive effect of:
  Stock Options                                                  30              23                21              22
  Stock Warrants                                                203             310               193             307
                                                    ----------------    ------------    --------------    ------------
Average common shares outstanding
  for diluted computation                                    23,350          23,441            23,327          23,407
                                                    ================    ============    ==============    ============


              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS.

         The Corporation and its partner entities are providers of value-added services and solutions to customers across North America and Canada. The Corporation provides electric and natural gas service to Midwestern customers through its energy division, NorthWestern Public Service. In addition, the Corporation holds interests in Blue Dot, CornerStone, and Expanets. The Corporation is also engaged in other service and nonenergy related businesses.

         The Corporation was incorporated under the laws of the state of Delaware in 1923. The executive offices are located at 125 S. Dakota Avenue, Sioux Falls, South Dakota 57104, and our telephone number is 605-978-2908. Our website is located at www.northwestern.com

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

         Diluted earnings per share of $.26 for the quarter ended June 30, 2000 represented an increase of 18.1% or $.04 per share over second quarter 1999 diluted earnings per share of $.22. For the six months ended June 30, 2000, diluted earnings per share of $.88 was a $.10 per share, 12.8%, increase over the six months ended June 30, 1999 diluted earnings per share of $.78.

         Operating revenues for the current quarter increased 167.9% over second quarter 1999 operating revenues to reach $1,596 million. Approximately 70% of the growth is attributable to the propane segment, mainly through increased wholesale activity. The wholesale growth has been achieved as a result of increased commodity prices and internal growth. An additional 25% of the revenue growth is due to the communications segment as a result of the Lucent GEM transaction that was consummated March 31, 2000 (see, "Liquidity and Capital Resources"). Revenues for the six months ended June 30, 2000 were $2,927 million, an increase of 164.9% over the six months ended June 30, 1999. $1,452 million, 79.6%, of the increase is due to the wholesale propane segment's increased commodity prices, internal growth and acquisitions. An additional $227.0 million is due to the revenues from the Lucent GEM transaction included in the communications segment as well as continued acquisitions within the HVAC segment.

         Cost of sales were approximately $1,400 million for the quarter ended June 30, 2000, an increase of $916.9 million over the prior quarter ended June 30, 1999. Increased wholesale propane costs accounted for 77.5 % of the increase. Communications costs added an additional $174.9 million to the increase, primarily a result of the Lucent GEM transaction. Cost of sales for the six months ended were $1,715 million higher than for the six month period ended June 30, 1999. Wholesale propane costs rose $1,443 million alone, accounting for 85% of the increase. The remaining increase is due largely to acquisition growth in the communications segment.

         Gross margins for the quarter ended June 30, 2000 were $196.7 million, an increase of $83.6 million over the quarter ended June 30, 1999. The communications segment, mainly through the Lucent GEM acquisition, accounted for the majority of the increase. The overall gross margin percentage of 12.3% decreased from the quarter ended June 30, 1999 percentage of 19.0%, primarily as a result of the increased wholesale activity in the propane segment (wholesale propane sales have substantially lower margins than retail propane sales). Exclusive of the wholesale activity, gross margin percentages decreased from 48.3% for the quarter ended June 30, 1999, to 37.6% for the quarter ended June 30, 2000. This is due to a shift in the communications segment towards more voice data (equipment) sales activity, most notably in the Lucent GEM acquisition operations, and HVAC's shift in business and product mixes. For the six months ended June 30, 2000, gross margins were $364.9 million (12.5% of operating revenues or 39.6% excluding wholesale propane) as compared to 1999 gross margins of $257.5 million (23.3% of operating revenues or 49.1% excluding wholesale propane). Of the $107.3 million increase, $80.4 million is attributable to the communications segment as a result of internal growth and through the Lucent GEM acquisition. The HVAC segment increased $21.9 million due to acquisitions. As noted for the quarter, gross margin percentages decreased due to the increased, but lower margin, wholesale propane activity. As with the quarter-end comparisons, the shift in the communications segment towards more equipment sales and HVAC's changing sales mix accounted for the remaining percentage decrease.

         Operating expenses of $205.0 million increased 102.0% over second quarter 1999 expenses. The increase is due to acquisitions in the HVAC, communications (particularly the Lucent GEM acquisition) and propane segments, and continued investment in operating infrastructure. Selling, general and administrative expenses increased $91.0 million over second quarter 1999 to $176.5 million for the current quarter-end. The communications segment accounted for $73.8 million of the increase, due in large part to the Lucent GEM acquisition, internal growth and infrastructure growth to support business expansions. HVAC and propane segments contributed the majority of the remaining increase due to internal growth and acquisitions. Depreciation and amortization expenses increased $12.5 million over second quarter 1999 due to increased goodwill amortization within the communications segment resulting primarily from the Lucent GEM acquisition, and increases in depreciation and amortization within the HVAC and propane segments as a result of acquisitions and capital expenditures. Overall operating expenses for the six months ended June 30, 2000 of $337.2 million is an increase of 65.4% over the six-month period ended June 30, 1999. Increased expenses within the communications segment due to the Lucent
GEM acquisition, accounted for the majority of the increase. HVAC growth due to inclusion of acquisitions completed throughout 1999 along with current year acquisitions, and similar activities within the propane segment comprised the balance of the increase. Selling, general and administrative expenses grew $115.9 million, mainly as a result of the Lucent GEM acquisition and growth within the HVAC segment. Depreciation and amortization increased as a result of acquisitions within the HVAC, communications and propane segments.

         Operating loss of $8.3 million for the quarter was a $20.0 million decline from the operating income of $11.6 million for the second quarter of 1999. The propane segment accounted for more than half of the decrease, a result of gross margin decreases resulting from unprecedented warm weather patterns and discontinued unprofitable natural gas trading operations, compounded by operating expense growth. The communications segment and all other segment accounted for the remaining decreases, due to the increased infrastructure development expenses and acquisitions. Operating income for the six months ended June 30, 2000 of $27.7 million was a decrease of $26.0 million from the same period in 1999. Propane and communications segments comprised approximately 90% of the decrease, a result of the same factors noted above for the quarter end comparisons.

ELECTRIC

         Operating revenues declined 5.4% for the current quarter ended June 30, 2000, as compared to the second quarter of 1999. Revenues decreased from $20.1 million to $19.0 million, a result of mild weather, decreased wholesale activity (due to reduced excess capacity in second quarter 2000), and pass-through lower fuel costs to consumers. Revenues for the six-month period ended were down $1.0 million from the six months ended June 30, 1999. Reduced retail revenues were the main cause of the decline, a product of mild weather throughout 2000 and the aforementioned pass-through fuel costs decrease.

         Cost of sales declined $1.2 million for the quarter ended June 30, 2000 as compared to second quarter 1999. The decrease was mainly attributable to lower overall power costs primarily due to reduced coal costs in the retail segment and deferred power cost adjustments. For the six months ended June 30, 2000, costs decreased $1.4 million from 1999 due to the same factors noted for the quarter decline.

         Gross margins for the quarter end were up $148,000 due to decreased fuel costs as noted above. Gross margins of $32.0 million for the six months ended increased 1.4% over 1999 again due to cost of sales decreases principally within the retail operations.

         Operating expenses declined $23,000 for the current quarter end as compared to second quarter 1999. A higher proportion of capital projects accounted for the majority of the change, offset by increased health insurance costs. Expenses for the six months ended June 30, 2000 decreased $273,000 from expenses of $18.6 million for the six months ended June 30, 1999, due to the same factors noted previously for the quarter.

         Operating income increased 2.6% over the second quarter 1999 income, to $6.7 million for the current quarter end. This increase was a result of decreased operating expenses and slight gross margin growth. Operating income for the six-month period increased $727,000 over 1999 due to decreases in operating expenses and gross margin growth in the retail segment.

NATURAL GAS

         Operating revenues reached $16.4 million for the second quarter of 2000, a 21.4% increase over the second quarter 1999. Increased product prices (which are passed through to consumers through rate adjustments) as well as an increase in rates effective in 1999 accounted for the increase. For the six months ended June 30, 2000, revenues increased $5.2 million, 12%, over 1999. Rising product prices and the rate increase were offset by mild weather throughout 2000.

         Second quarter 2000 cost of sales increased $2.4 million, 27.4%, over second quarter 1999 costs of $8.9 million. Higher product prices in second quarter 2000 as compared to 1999 caused the increase. Cost of sales of $35.4 million for the six months ended June 30, 2000 increased 14.5% over 1999, a result of increased product prices throughout 2000.

         Gross margins grew 9.8% for second quarter 2000 versus 1999. This increase was largely a result of the 1999 rate increase as volumes remained relatively unchanged. Gross margin percentages decreased from 34.1% for second quarter 1999 to 30.8% for the current quarter as a result of the higher product prices. For the six months ended, margins increased $764,000, 6.0%, over 1999. This change was a result of the 1999 rate increase, offset by a 1.3% decrease in volumes.

         Operating expenses grew 19.6% over second quarter 1999, to $4.0 million for the current quarter. This increase is a result of increased employee benefit costs and customer service expenses. Expenses for the six months ended were $8.7 million, an increase of 13.2%. This growth was due to the aforementioned factors affecting the quarterly results.

         Operating income for the quarter decreased $206,000 from second quarter 1999 income. This decrease was caused by the operating expense growth which outpaced the gross margin growth. Operating income for the six months ended June 30, 2000 of $4.9 million was a decrease of $243,000 from the June 30, 1999 operating income. As in the quarterly results, operating expenses grew more rapidly than gross margins.

PROPANE

         Operating revenue for the propane segment of $1.1 billion was an increase of 170.9% over second quarter 1999 revenues. This increase was almost entirely attributable to the growth of the wholesale operations. Wholesale revenues increased $707.6 million, 191.2%, over second quarter 1999 due to product prices and internal growth, and accounted for 95.2% of total revenues for the quarter. Retail propane revenues grew $6.3 million primarily as a result of management's decision to pass on higher product prices to customers through price increases as well as some acquisitions, offset by mild weather. Retail volumes decreased 1.4 million gallons compared to second quarter 1999 volumes as a result of mild weather and delayed purchasing by customers due to high prices. Revenues for the six months ended June 30, 2000 increased $1,483 million, of which 97.9% was attributable to the wholesale operations product price increases and internal growth. Retail revenues increased to $187.1 million, a growth of 20.0% over second quarter 1999 results. This revenue growth was achieved through increased prices and acquisitions, offset by the effects of warmer than normal weather. Volumes decreased as a result of the warm weather from 148.6 million gallons in 1999 to 143.5 million gallons for 2000.

         Cost of sales increased $718.6 million for the current quarter as compared to second quarter 1999. Of the increase $710.4 million was attributable to wholesale operations, while retail costs increased $8.3 million. The wholesale operations costs rose due to higher product prices as well as unprofitable natural gas trading operations which has since been discontinued. Retail costs increased despite volume decreases due primarily to overall higher market product prices. Costs for the six months ended increased to $2,134 million as compared to $655.3 million for the six months ended June 30, 1999. Of the increase, 97.6% was due to wholesale operations, through higher product prices, internal growth and the aforementioned unprofitable natural gas trading operations. Retail cost of sales was higher due to increased product prices.

         Gross margins for the quarter ended June 30, 2000 decreased $4.8 million, 14.6%, from 1999 gross margins of $32.6 million and gross margins as a percentage of operating revenues fell from 7.8% to 2.5%. The wholesale operations accounted for $2.8 million of the decrease as a result of approximately $4.6 million of unprofitable natural gas trading operations losses. The unprofitable natural gas trading operations have since been discontinued. Continued internal growth in the wholesale operations helped to offset the trading losses. Retail margins decreased from $28.4 million (59.6% of retail operating revenues) to $26.4 million (49.0% of retail operating revenues) due to higher product prices, offset partially by less weather sensitive, non-propane activity. Gross margins of $106.8 million for the six months ended June 30, 2000 increased by $4.0 million over the six months ended June 30, 1999. Wholesale margins contributed $8.6 million to the growth, while retail margins decreased $4.6 million. Wholesale margin increases were due to internal growth, offset by the discontinued unprofitable natural gas trading operations. Retail margins decreased due to the aforementioned factors affecting the quarter, most notably the weather impact. Overall gross margin percentages decreased from a 1999 percentage of 13.6% to 4.8% in 2000. Retail gross margin declines, due to high product costs and increased non-propane, low margin sales, were responsible for the decrease. Wholesale margins declined slightly as well, principally a result of the unprofitable natural gas trading operations and higher product prices.

         Selling, general and administrative expenses grew 15.0%, $4.2 million, for the quarter ended June 30, 2000 as compared to the second quarter 1999. This increase was due to acquisitions, higher vehicle operating fuel costs and increased wholesale activity. Expenses for the six months ended June 30, 2000 of $71.6 million increase by 14.3% over 1999 expenses, again a result of increased fuel costs, wholesale activity and acquisitions. Depreciation and amortization expense increased $3.6 million, 52.9%, due to capitalized leases, as well as acquisitions. Depreciation and amortization for the six months ended of $20.3 million increased $5.6 million from 1999 due to acquisitions and capitalized leases.

         The propane segment's operating loss of $15.2 million for the quarter ended June 30, 2000 was a decrease of $12.6 million from second quarter 1999. A $4.8 million decrease in gross margins and $7.8 million increase in operating expenses combined to account for the increased loss. Operating income for the six months ended June 2000 of $14.9 million was a $10.6 million decrease as compared to 1999 operating income. Gross margin growth of 3.9% was offset by an 18.8% increase in operating expenses, resulting in the decreased operating income.

HVAC

         Operating revenues for the second quarter of 2000 increased $35.0 million or 47.9% over second quarter 1999. Acquisitions accounted for $36.3 million of the growth, offset by declines at three previously acquired locations. Revenues for the six months ended June 2000 of $187.9 million increased 49.4% over 1999, entirely attributable to 2000 acquisitions. Existing locations decreased slightly due to the same factors noted above.

         Cost of sales for the segment rose $22.4 million over second quarter 1999 costs to $67.2 million primarily due to the 2000 acquisitions, while previous acquisitions increased slightly due to increased new construction business and lower margin projects. For the six months ended June 2000, costs of sales rose 52.0% to $117.8 million. As with the quarter end, 2000 acquisitions accounted for the majority of the increase.

         Gross margin increases of $12.7 million to $41.0 million for the current quarter end were due entirely to 2000 acquisitions ($14.2 million contribution) offset by margin erosion of $1.5 million at existing locations. The margin decline noted was due to project pricing pressures, new construction and overall lower margin business. Gross margin percentage decreased from 38.7% of operating revenues for 1999 to 37.9% due to the same factors. Gross margins for the six months ended rose $21.9 million over 1999 gross margins of $48.2 million. Acquisitions completed in 2000 accounted for $24.2 million of the growth, while previously acquired locations decreased $2.3 million. The same factors noted for the quarterly decline impacted results for the six months ended. A similar decline in gross margin percentage occurred for the six months ended as did for the quarter end, for the same reasons noted previously.

         Selling, general and administrative expense of $32.2 million for the current quarter increased $10.1 million over 1999 expenses. Acquisitions completed in 2000 increased approximately $11.2 million, while expenses at existing locations decreased approximately 3.4%, offset by slight increases at the corporate level. Depreciation and amortization expense increased $1.2 million due to acquisitions and capital expenditures. Selling, general and administrative expenses for the six month period grew $20.0 million over the six month period ended June 1999. This growth was attributable to 2000 acquisitions, offset by continued cost control and reduction measures at previously acquired locations. Depreciation and amortization increased as a result of continued acquisitions and capital expenditures.

         Operating income grew 33.9% to $5.5 million for the quarter. Acquisitions completed in 2000 accounted for all of the increase, offset by a slight decline in operating income at previously acquired locations and corporate, due mainly to gross margin declines. For the six months ended June 2000, operating income was $3.8 million, an 8.9% decrease. As noted for the quarter, operating income contributions from 2000 acquisitions were offset partially by higher corporate expenses and gross margin declines at previously acquired locations.

COMMUNICATIONS

         Operating revenues grew $249.4 million, 367.8%, in the second quarter of 2000 as compared to second quarter 1999. Over 90% of the growth was attributable to revenues from the Lucent GEM acquisition completed March 31, 2000. The inclusion of a full quarter revenue for acquisitions completed during 1999 and internal growth at previous acquisitions comprised the remainder of the growth. For the six months ended, revenues increased $272.1 million to $402.7 million. The Lucent GEM acquisition accounted for approximately $227.0 million of the increase, while the inclusion of a full six months of revenues for 1999 acquisitions and internal growth accounted for the remainder of the increase.

         Cost of sales of $211.3 million for the quarter increased $174.9 million, 481.0%, over second quarter 1999 cost of sales. The Lucent GEM acquisition operations, which are primarily cost-intensive voice equipment sales, accounted for the majority of the increase. Internal growth and an inclusion of a full quarter's costs for previously acquired companies also contributed to the increase. For the six months ended June 30, 2000, costs increased $191.7 million. This increase was due to the aforementioned factors affecting the second quarter costs.

         Gross margins grew $74.5 million in second quarter 2000 as compared to second quarter 1999. The Lucent GEM acquisition was the principal driver of the increase. Gross margins as a percentage of operating revenues declined from 46.4% in 1999 to 33.4% for second quarter 2000. The Lucent GEM acquisition was the primary cause of the decrease, due to the large percentage of voice equipment sales as compared with previously acquired businesses which generally reflect a higher percentage of service revenues which represent a higher gross margin percentage. The decreased gross margin percentage is also due to a shift in business mix towards more data equipment sales in previously acquired companies. Over time, management intends to expand the level of service related revenues pertaining to the Lucent GEM acquisition and the data equipment sales. Gross margins increased $80.4 million, 134.7%, for the six months ended June 2000 as compared to the six months ended June 1999. Internal growth and the Lucent GEM acquisition accounted for the increase. Gross margin percentages declined from 45.7% in 1999 to 34.8% in 2000, a result of the shift in business mix to more voice equipment sales as noted previously for the quarter.

         Selling, general and administrative expenses grew $73.8 million or 294.3% over second quarter 1999 expenses. This increase was primarily due to the Lucent GEM acquisition, combined with investment in operations infrastructure at the corporate level to support the Lucent GEM acquisition and continued internal growth. Depreciation and amortization grew to $10.4 million for the current quarter, an increase of $7.5 million over second quarter 1999. Goodwill amortization expense of the GEM acquisition comprised the majority of the increase, while capital expenditures, software implementations and acquisitions accounted for the remaining increase. Selling, general and administrative expenses for the six months ended of $130.4 million were an $84.3 million increase from the six months ended June 1999. The increase was due to the aforementioned factors affecting the quarterly expenses. Depreciation and amortization for the six months ended increased $9.1 million due to the Lucent GEM acquisition, capital expenditures and other acquisitions as noted previously.

         An operating loss for the quarter of $3.4 million was a $6.8 million decrease from 1999 operating income. This decline was primarily attributable to the Lucent GEM acquisition which represents a larger percentage of equipment versus service revenues, and therefore lower gross margins, and more costly support systems than the existing Expanents business. Over time, management's intention is to increase the percentage and mix of service and solution sales within the 800,000+ customers obtained from the Lucent GEM business, as well as to transition this business to less costly support systems. There are no assurances that management will ultimately be successful in this exercise and in the interim, there will be incremental transition expenses incurred which will likely total $50 to $60 million during the next eighteen to twenty-four months. For the six months ended, the segment had an operating loss of $4.1 million, a decrease of $13.0 million from 1999 operating income, due to the same factors noted previously for the quarter.

OTHER

         This segment consists of the financial results of other service and nonenergy-related business activities along with unallocated corporate costs.

         Operating revenues for second quarter 2000 of $4.0 million increased 10.8% over 1999 revenues due to internal growth within the various businesses. Growth for the six months ended of $440,000 was also due to internal growth.

         Cost of sales decreased $200,000 for the quarter due to changes in sales mix and cost allocations between quarters, offset by lower margin activities. Cost of sales for the six months ended of $4.8 million were an increase of $576,000 over 1999. This increase was attributable to changes in sales mixes and an increase in lower margin projects.

         Gross margins for the quarter of $1.2 million increased due to revenue growth and cost reallocations. For the six months ended, gross margins decreased slightly due to increased lower margin sales.

         Operating expenses for the quarter of $4.1 million were an increase of $2.4 million over 1999. Expenditures at the corporate level to support the increased size of operations and differences in cost allocations between the quarters, accounted for the increase. Operating expenses of $7.7 million for the six months ended were $2.4 million higher than the six months ended June 1999. As noted for the quarter, corporate infrastructure building accounted for the increase.

         Operating losses of $2.9 million were $1.8 million worse than second quarter 1999 losses. This was due to increased corporate expenses. For the six months ended, the operating loss of $5.4 million was due to increased corporate expenses.

OTHER INCOME STATEMENT ITEMS

         Interest expense increased $5.8 million over second quarter 1999 expense of $13.7 million. Increased corporate borrowings to fund operations and continued investments in subsidiaries accounted for 43.9% of the increase. Increased nonrecourse borrowings in the HVAC and communications segments for acquisitions and operations accounted for the majority of the remaining increase. Interest expense for the six months ended grew $10.3 million over 1999 expense. The growth was evenly spread among the corporate, propane, HVAC and communications segments as each business increased borrowings for acquisitions, operations and investment purposes.

         Investment income of $3.0 million for the current quarter was an increase of 22.2% over 1999 income. The growth is attributable to a gain on the sale of Lodgenet stock during second quarter 2000, offset by decreased investment income from reduced excess cash as a result of continued investments in Blue Dot and Expanets. For the six months ended June 2000, investment income was $361,000 higher than the six months ended June 1999. This increase was due to the gain on stock sale, offset by decreased investment income earnings.

         Income taxes for the quarter decreased $4.5 million from income tax expense of $3.4 million for the second quarter 1999. This was due to decreased income before taxes between the quarters, particularly in the HVAC, communications and propane segments. Income tax expense for the six months ended of $3.7 million, was a decrease of $7.2 million from 1999 expense. This is directly attributable to on overall decrease in taxable income most notably in the HVAC, communications, propane and other segments.

         Minority interests are the portion of the net income or loss after preferred dividends related to the Corporation's preferred stock investments in Blue Dot and Expanets and earnings attributable to the CornerStone public common unitholders, which are allocable to other equity holders of the minority interests. Minority interests allocation of losses for the quarter was $31.3 million, a $21.4 million increase over 1999. The increase was due mainly to allocable losses in the communications and propane segments, as well as a slight loss increase in the HVAC segment. For the six months ended, minority interest allocation of losses increased $31.1 million, from a minority loss of $1.3 million in 1999 to minority income of $29.8 million for the six months ended June 2000. Increased allocable losses within all three segments, particularly the communications and propane segments, caused the increase.

LIQUIDITY & CAPITAL RESOURCES

OPERATING ACTIVITIES

         Cash flows from operations for the six months ended June 30, 2000 were $55.0 million, an increase of $5.2 million versus operating cash flows of $49.8 million for six months ended June 30, 1999. The increase is primarily due to changes in the communications operations. Cash and cash equivalents and investment securities totaled $156.3 million and $136.4 million at June 30, 2000 and 1999. The Corporation believes it has adequate liquidity through the generation of operating cash flows, holdings of marketable securities and existing credit facilities, as well as the ability to access debt and equity capital markets to support continued business operations.

INVESTING AND FINANCING ACTIVITIES

         The Corporation's primary investing focus during the period was on the continued strategic development and growth of Blue Dot and Expanets. In order to fund these activities as well as general business operations, the Corporation maintains a line of credit and commercial paper which provide an aggregate $274.5 million for business use. At June 30, 2000, $8.0 million of commercial paper and $159.0 million of the line of credit were drawn and outstanding and $78 million was available for use.

         In order to provide continued funding of CornerStone's growth strategy and customer service orientation, CornerStone took steps to secure funding for its anticipated needs through Fiscal 2002. Effective June 30,2000, CornerStone obtained certain amendments and the continued commitment of its revolving credit lenders to make available up to $110 million in advances, including up to $75 million in working capital advances and up to $35 million in acquisition advances. CornerStone had $46.9 million outstanding under its working capital and acquisition lines at June 30, 2000. As part of these arrangements, CornerStone's general partner, a subsidiary of the Corporation, has agreed to provide a guaranty and stand-by commitment to purchase up to approximately $47 million of secured loans from the bank group under certain circumstances. In connection with this commitment, CornerStone's independent Audit Committee approved the payment to the general partner with a combination of consideration, including a cash commitment fee and warrants to purchase common units at a nominal exercise price, that will meet the Corporation's targeted returns for invested capital. These arrangements, together with existing equity and debt funding resources, are expected to provide adequate sources of capital to meet CornerStone's operating needs through Fiscal 2002.

         Blue Dot's Credit Facility (nonrecourse to the Corporation) provides for up to $135 million to fund acquisitions and for general business purposes. Blue Dot had $50.2 million outstanding on their Facility, and based on current covenant requirements, approximately $5.6 million available at June 30, 2000. Expanets maintains a $25 million line of credit, of which $20 million was outstanding and $5 million available at June 30, 2000.

         On March 31, 2000, Expanets completed a transaction to purchase the small and mid-sized business sales organization from Lucent Technologies. In order to partially finance this transaction, the Corporation purchased an additional $64.0 million of Expanets' preferred stock with cash. In addition, Expanets issued a $35 million subordinated note and a $15 million convertible note. The $35 million note is nonrecourse to the Corporation and due March 31, 2001. The $15 million convertible promissory note (nonrecourse to the Corporation) is due March 31, 2003 and may be paid in cash, converted to Expanets Series D Preferred Stock, NorthWestern Common Stock or a combination of cash and NorthWestern Common Stock. Any additional future working capital and capital expenditure requirements are anticipated to be funded by nonrecourse facilities obtained at the Expanets level.

CAPITAL REQUIREMENTS

         The Corporation's principal capital requirements include continued funding for growth of existing business segments; funding new corporate investment and development ventures; funding maintenance and expansion programs; funding debt and preferred stock retirements; sinking fund requirements; distributions to propane common unitholders; and distributions to NorthWestern's common stockholders.

         Maintenance capital expenditures for the six months ended June 30, 2000 and 1999 were $15.2 million and $12.2 million. Expenditures are continually reviewed and are subject to change as a result of changing economic conditions, variations in sales, investment opportunities and other ongoing considerations. Estimated annual maintenance expenditures for 2000 and 2001 are $41.2 million and $43.7 million. This represents an increase over prior years due to anticipated future expenditures related to the Lucent GEM acquisition, growth through acquisitions and ongoing maintenance needs.

         Capital requirements for the current maturities of long-term debt, including nonrecourse debt of subsidiaries is expected to be $55.5 million. The Corporation anticipates that existing investments and marketable securities, internally generated cash flows and available external financing will be sufficient to meet future capital requirements.

         The Corporation will continue to review the economics of retiring or refunding remaining long-term debt and preferred stock to minimize long-term financing costs. The Corporation may continue to make investments in CornerStone, Blue Dot and Expanets. The Corporation had invested $414.3 million through June 30, 2000 in Blue Dot and Expanets . Also, the Corporation may make other significant acquisition investments in related or other industries that might require the Corporation to raise additional equity and/or incur debt financings, which are therefore subject to certain risks and uncertainties.

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

COMPETITION AND BUSINESS RISK

         NorthWestern and its partner entities are leading providers of value-added, integrated services and solutions to over two million residential and business customers nationwide. Our strategy will continue to focus on the expansion of our existing growth initiatives, both through internal growth and acquisitions and through the integration of other value-added services. We also intend to seek investment opportunities in other existing or emerging growth industries within the energy and telecommunications sectors. While these strategic development and acquisitions activities can involve increased risk, we believe they offer the potential for enhanced investment returns. The Corporation's growth strategy will be subject to certain risks and uncertainties, including the future availability of market capital to fund development and acquisitions, our ability to develop or acquire suitable businesses, our responses to increased competition, our ability to attract, retain and train skilled team members, governmental regulations and general economic conditions, some of which factors are discussed in further detail below. Our acquisition activities involve the risk of successfully integrating acquired companies, including the adequacy and efficiency of information systems, business processes and related support functions. The Corporation has taken and continues to take steps to address and mitigate such risks. There are no assurances that such efforts will be sufficient to meet the future needs of the Corporation. Future changes in accounting rules and regulations, such as those related to the proposed reduction in the maximum goodwill life from 40 to 20 years could also have a material impact upon the Corporation's future financial statement presentation, results from operations and financial position.

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

         Commodity price risk arises from the risk of price changes in the commodities that CornerStone buys and sells and as a consequence of providing price risk management services to customers. Futures and forward contracts are utilized to alter CornerStone's exposure to price fluctuations related to the purchase of propane, natural gas, and crude oil. In the past, price changes have generally been passed along to CornerStone's customers to maintain gross margins, mitigating the commodity price risk. CornerStone enters into hedging instruments to lock into purchases when prices are deemed favorable by management.

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

YEAR 2000 READINESS

         As a result of year 2000 readiness efforts, the Corporation's mission critical information technology systems have not experienced any material adverse application failures in 2000, and we are not aware of any material adverse impacts to our suppliers or customers. We do not believe that year 2000 issues have had any material impact on customer spending patterns for our services and solutions. The Corporation will continue to monitor its mission critical computer applications throughout the year 2000 to ensure that any potential year 2000 issues that may arise are addressed promptly. The Corporation cannot provide assurance that our suppliers or customers have not been affected by a year 2000 issue in a manner that is not yet apparent.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Statements made in the 10-Q may include forward-looking statements under the Private Securities Litigation Reform Act of 1995. Statements, including those relating to expectations of future financial performance, continued growth, dividend policy, liquidity and absence of year 2000 problems, are forward-looking statements that involve inherent risks and uncertainties. A number of important factors which are difficult to predict and many of which are beyond the control of the company could cause actual results to differ materially from those implied by the forward-looking statements. These factors include, but are not limited to, the adverse impact of unseasonal weather, developments in the federal and state regulatory environment, the rate of growth in the service territories served by the Corporation and its subsidiaries and affiliates, the speed and degree to which competition enters the company's industries, the timing and extent of changes in commodity prices, the availability of capital risks associated with acquisitions and integration of acquired companies, including acquired companies not performing to expectations, greater than anticipated difficulties in achieving cost savings and synergies, difficulties in integrating operations of acquired companies and the loss of key management personnel, changes in customer usage patterns and preferences, as well as changing conditions in the economy, capital markets and other factors identified from time to time in the Corporation's filings with the Securities and Exchange Commission. This Form 10-Q should be read in conjunction with the most recent 10-K report, which can be located at www.sec.gov and requested from the Corporation.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The election of three directors to Class III of the Board of Directors was submitted to stockholders in the Corporation's proxy statement. At the annual meeting of common stockholders held on May 3, 2000, the three nominees were elected, receiving the following votes: John C. Charters 20,361,455; Merle D. Lewis 20,395,700; Marilyn R. Seymann 20,376,071.

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

                            NORTHWESTERN CORPORATION
                          ----------------------------
                                 (Registrant)


Date:    August 14, 2000               /s/ David A. Monaghan
                                       ------------------------------------
                                       Controller and Treasurer