Form 10-Q/A
period 2000-06-30
NORTHWESTERN CORP
filed 2000-11-13
CIK 73088

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000
or
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934
For the transition period from to

Commission File No. 0-692

Delaware
(State of Incorporation)

IRS Employer Identification No. 46-0172280

125 South Dakota Avenue
Sioux Falls, South Dakota 57104
(Address of principal office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, Par Value $1.75
23,118,893 shares outstanding at August 8, 2000

Corporation-Obligated Mandatorily Redeemable Preferred
Securities of Subsidiary Trusts, Liquidation Amount $25.00
3,500,000 shares outstanding at August 8, 2000

EXPLANATORY STATEMENT

We are filing this amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 in order to revise Item 1 Financial Statements, Item 2 Management's Discussion and Analysis of Results of Operations, and Part 2, Exhibit 27, Financial Data Schedule for the effects of understatements of gross margins for the quarter and six months ended June 30, 2000, with no change in consolidated net income (see Note 5).

INDEX

		PAGE
PART 1. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Balance Sheets—June 30, 2000 and December 31, 1999	3
	Consolidated Statements of Income—Three months and six months ended June 30, 2000 and 1999	4
	Consolidated Statements of Cash Flows—Six months ended June 30, 2000 and 1999	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
PART 2. OTHER INFORMATION		23
Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
	a. Exhibits
	b. Reports on 8-K
SIGNATURES		23

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

NORTHWESTERN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	June 30, 2000	December 31, 1999
ASSETS
Current Assets:
Cash and Equivalents	$77,466	$29,677
Accounts Receivable, Net	291,616	205,378
Inventories	125,158	104,099
Other	45,016	44,444

	539,256	383,598

Property, Plant, and Equipment, Net	687,809	681,663

Goodwill and Other Intangible Assets, Net	1,017,874	742,010

Other Assets
Investments	96,831	96,056
Other	49,240	53,434

	146,071	149,490

	$2,391,010	$1,956,761

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
Current Maturities of Long-Term Debt	$5,000	$5,000
Current Maturities of Long-Term Debt—Nonrecourse	50,515	19,170
Commercial Paper	8,000	11,000
Short-term Debt—Nonrecourse	20,000	14,700
Accounts Payable	227,682	157,959
Accrued Expenses	131,292	61,218

	442,489	269,047

Long-term Debt	410,350	309,350
Long-term Debt of Subsidiaries—Nonrecourse	548,451	473,757
Deferred Income Taxes and Other	64,101	64,855
Other Noncurrent Liabilities	63,560	86,797

	1,086,462	934,759

Minority Interests	464,793	361,549

Preferred Stock, Preference Stock, and Preferred Securities
Preferred Stock—4 1/2% Series	2,600	2,600
Redeemable Preferred Stock—6 1/2% Series	1,150	1,150
Preference Stock	—	—
Corporation Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts	87,500	87,500

	91,250	91,250

Shareholders' Equity
Common Stock	40,456	40,438
Paid-in Capital	160,192	160,028
Retained Earnings	102,432	94,715
Accumulated Other Comprehensive Income	2,936	4,975

	306,016	300,156

	$2,391,010	$1,956,761

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
OPERATING REVENUES	$1,637,715	$595,850	$2,968,659	$1,105,204
COST OF SALES	1,433,588	482,788	2,596,339	847,676

GROSS MARGIN	204,127	113,062	372,320	257,528
OPERATING EXPENSES
Selling, general and administrative expenses	176,524	85,573	288,561	172,659
Depreciation	14,859	9,654	28,099	19,643
Goodwill and other intangibles amortization	13,572	6,236	20,499	11,493

	204,955	101,463	337,159	203,795

OPERATING INCOME (LOSS)	(828)	11,599	35,161	53,733
Interest Expense, Net	(19,431)	(13,676)	(35,955)	(25,607)
Investment Income and Other	2,993	2,450	6,128	5,767

Income (Loss) Before Income Taxes and Minority Interests	(17,266)	373	5,334	33,893
Provision for Income Taxes	(1,456)	(3,417)	(6,267)	(10,877)

Income (Loss) Before Minority Interests	(18,722)	(3,044)	(933)	23,016
Minority Interests	26,424	9,881	24,874	(1,299)

Net Income	7,702	6,837	23,941	21,717
Minority Interests on Preferred Securities of Subsidiary Trusts	(1,650)	(1,650)	(3,300)	(3,300)
Dividends on Preferred Stock	(48)	(48)	(96)	(96)

Earnings on Common Stock	$6,004	$5,139	$20,545	$18,321

Average Common Shares Outstanding	23,117	23,108	23,113	23,078
Earnings per Average Common Share
Basic	$0.26	$0.22	$0.89	$0.79
Diluted	$0.26	$0.22	$0.88	$0.78

The accompanying notes to consolidated financial statements are an integral part of these statements

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended June 30
	2000	1999
Operating Activities:
Net Income	$23,941	$21,717
Items not affecting cash:
Depreciation	28,099	19,643
Amortization	20,499	11,493
Deferred income taxes	(4,929)	(3,434)
Minority interests in net income (loss) of consolidated subsidiaries	(24,874)	1,299
Investment tax credits	(272)	(140)
Foreign currency adjustments	(299)	(229)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(82,268)	12,785
Inventories	(18,054)	10,801
Other current assets	265	(1,734)
Accounts payable	95,451	(16,655)
Accrued expenses	23,275	(1,530)
Other, net	(5,856)	(4,192)

Cash flows provided by operating activities	54,978	49,824

Investment Activities:
Property, plant and equipment additions	(15,159)	(12,200)
Purchase of noncurrent investments, net	(3,470)	40,478
Acquisitions and growth expenditures	(100,309)	(106,823)

Cash flows used in investing activities	(118,938)	(78,545)

Financing Activities:
Dividends on common and preferred stock	(12,924)	(11,984)
Minority interest on preferred securities of subsidiary trusts	(3,300)	(3,300)
Proceeds from exercise of warrants	182	1,656
Subsidiary payment of common unit distributions	(18,539)	(18,499)
Issuance of nonrecourse subsidiary debt	59,700	81,040
Repayment of nonrecourse subsidiary debt	(5,264)	(12,119)
Repurchase of minority interest	(11,406)	—
Short-term borrowings of subsidiaries, net	5,300	—
Outstanding lines of credit	101,000	—
Commercial paper repayments, net	(3,000)	—

Cash flows provided by financing activities	111,749	36,794

Increase (Decrease) in Cash and Cash Equivalents	47,789	8,073
Cash and Cash Equivalents, beginning of period	29,677	30,865

Cash and Cash Equivalents, end of period	$77,466	$38,938

Supplemental Cash Flow Information:
Cash paid during the period for:
Income Taxes	$7,724	$9,826
Interest	$31,010	$14,898
Non-cash transactions:
Long-term debt assumed from acquisitions	$479	$4,051
Minority equity interest issued for acquisitions	$159,638	$20,096

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Reference is made to Notes to Financial Statements
included in the Company's Annual Report)

(1) Management's Statement—

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

(2) Subsidiaries and Principles of Consolidation—

    The accompanying consolidated financial statements include the accounts of the Corporation and all wholly and majority-owned or controlled subsidiaries, including CornerStone Propane Partners, L.P. (NYSE:CNO), the nation's fourth largest retail propane distributor; Blue Dot Services Inc. ("Blue Dot"), a national provider of air conditioning, heating, plumbing and related services (HVAC); and Expanets, Inc. ("Expanets"), a national provider of networked communications and data solutions primarily to small and mid-sized business customers. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. The public unitholders' interest in CornerStone's net assets subsequent to CornerStone's formation is reflected as minority interests in the consolidated financial statements. Interests of the former owners of companies acquired by Blue Dot and Expanets who continue to hold an interest in Blue Dot and Expanets are also reflected as minority interests in the consolidated financial statements. Losses allocable to minority interests in the future may increase or decrease depending upon the level of losses in these business segments, the amount of preferred dividends and the remaining minority interest basis available to absorb losses.

(3) Comprehensive Income—

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

(4) Segment Information—

    For the purpose of providing segment information in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Corporation's six principal business segments are its electric, natural gas, retail propane, wholesale propane, HVAC and communications operations. All other includes other service businesses, activities and assets of the parent and any reconciling or eliminating amounts.

    The accounting policies of the operating segments are the same as the parent except that the parent allocates some of its operating expenses and interest expense to the operating segments according to a methodology designed by management for internal reporting purposes and involves estimates and assumptions. Financial data for the business segments are as follows (in thousands):

	Three Months Ended June 30, 2000
	Total Electric and Natural Gas	Total Propane	HVAC	Communi- cations	All Other	Total
Operating Revenues	$35,404	$1,131,669	$108,121	$358,553	$3,968	$1,637,715
Cost of Sales	14,651	1,103,848	67,158	245,153	2,778	1,433,588

Gross Margin	20,753	27,821	40,963	113,400	1,190	204,127
Selling, general, & administrative	9,038	32,567	32,247	98,903	3,769	176,524
Depreciation	3,950	6,877	1,928	1,817	287	14,859
Goodwill and other intangibles amortization	—	3,621	1,335	8,609	7	13,572

Operating income (loss)	7,765	(15,244)	5,453	4,071	(2,873)	(828)
Interest expense	(1,978)	(9,245)	(1,507)	(1,592)	(5,109)	(19,431)
Investment income and other	42	—	172	172	2,607	2,993

Income (loss) before taxes and minority interests	5,829	(24,489)	4,118	2,651	(5,375)	(17,266)
Provision for taxes	(1,536)	2,134	(2,238)	(2,448)	2,632	(1,456)

Income (loss) before minority interests	$4,293	$(22,355)	$1,880	$203	$(2,743)	$(18,722)

Total Assets	$123,548	$851,210	$323,575	$745,435	$347,242	$2,391,010

Maintenance Capital Expenditures	$3,138	$1,253	$3,192	$1,398	$5	$8,986

	Three Months Ended June 30, 1999
	Total Electric and Natural Gas	Total Propane	HVAC	Communi- cations	All Other	Total
Operating Revenues	$33,581	$417,792	$73,082	$67,813	$3,582	$595,850
Cost of Sales	13,429	385,217	44,801	36,363	2,978	482,788

Gross Margin	20,152	32,575	28,281	31,450	604	113,062
Selling, general, & administrative	8,652	28,324	22,108	25,083	1,406	85,573
Depreciation	3,700	3,811	1,067	781	295	9,654
Goodwill and other intangibles amortization	—	3,053	1,034	2,139	10	6,236

Operating income (loss)	7,800	(2,613)	4,072	3,447	(1,107)	11,599
Interest expense	(2,178)	(8,658)	—	(260)	(2,580)	(13,676)
Investment income and other	172	—	19	569	1,690	2,450

Income (loss) before taxes and minority interests	5,794	(11,271)	4,091	3,756	(1,997)	373
Provision for taxes	(1,738)	1,184	(1,982)	(1,835)	954	(3,417)

Income (loss) before minority interests	$4,056	$(10,087)	$2,109	$1,921	$(1,043)	$(3,044)

Total Assets	$311,131	$779,230	$88,638	$97,187	$504,389	$1,780,575

Maintenance Capital Expenditures	$3,523	$565	$604	$825	$236	$5,753

	Three Months Ended June 30
	2000		1999
	Electric	Natural Gas	Electric	Natural Gas
Operating Revenues	$18,985	$16,419	$20,061	$13,520
Cost of Sales	3,291	11,360	4,515	8,914

Gross Margin	15,694	5,059	15,546	4,606
Selling, general & administrative	5,814	3,224	5,981	2,671
Depreciation & amortization	3,147	803	3,003	697

Operating Income	$6,733	$1,032	$6,562	$1,238

	Three Months Ended June 30
	2000		1999
	Retail Propane	Wholesale Propane	Retail Propane	Wholesale Propane
Operating Revenues	$53,951	$1,077,718	$47,641	$370,151
Cost of Sales	27,521	1,076,327	19,263	365,954

Gross Margin	$26,430	$1,391	$28,378	$4,197

	Six Months Ended June 30, 2000
	Total Electric and Natural Gas	Total Propane	HVAC	Communi- cations	All Other	Total
Operating Revenues	$88,443	$2,241,254	$187,899	$444,000	$7,063	$2,968,659
Cost of Sales	42,880	2,134,462	117,823	296,405	4,769	2,596,339

Gross Margin	45,563	106,792	70,076	147,595	2,294	372,320
Selling, general, & administrative	19,091	71,606	60,323	130,361	7,180	288,561
Depreciation	7,900	13,045	3,453	3,161	540	28,099
Goodwill and other intangibles amortization	—	7,220	2,540	10,724	15	20,499

Operating income (loss)	18,572	14,921	3,760	3,349	(5,441)	35,161
Interest expense	(4,061)	(18,680)	(2,431)	(2,384)	(8,399)	(35,955)
Investment income and other	3	—	238	281	5,606	6,128

Income (loss) before taxes and minority interests	14,514	(3,759)	1,567	1,246	(8,234)	5,334
Provision for taxes	(5,179)	(358)	(1,733)	(2,733)	3,736	(6,267)

Income (loss) before minority interests	$9,335	$(4,117)	$(166)	$(1,487)	$(4,498)	$(933)

Total Assets	$123,548	$851,210	$323,575	$745,435	$347,242	$2,391,010

Maintenance Capital Expenditures	$5,047	$2,214	$4,980	$2,822	$96	$15,159

	Six Months Ended June 30, 1999
	Total Electric and Natural Gas	Total Propane	HVAC	Communi- cations	All Other	Total
Operating Revenues	$84,179	$758,120	$125,701	$130,581	$6,623	$1,105,204
Cost of Sales	39,834	655,285	77,496	70,868	4,193	847,676

Gross Margin	44,345	102,835	48,205	59,713	2,430	257,528
Selling, general, & administrative	18,820	62,642	40,373	46,063	4,761	172,659
Depreciation	7,437	8,343	1,861	1,488	514	19,643
Goodwill and other intangibles amortization	—	6,369	1,846	3,262	16	11,493

Operating income (loss)	18,088	25,481	4,125	8,900	(2,861)	53,733
Interest expense	(4,357)	(15,521)	—	(543)	(5,186)	(25,607)
Investment income and other	225	—	107	30	5,405	5,767

Income (loss) before taxes and Minority Interests	13,956	9,960	4,232	8,387	(2,642)	33,893
Provision for taxes	(4,438)	(1,509)	(2,366)	(4,377)	1,813	(10,877)

Income (loss) before minority interests	$9,518	$8,451	$1,866	$4,010	$(829)	$23,016

Total Assets	$311,131	$779,230	$88,638	$97,187	$504,389	$1,780,575

Maintenance Capital Expenditures	$6,754	$2,567	$1,152	$1,473	$274	$12,220

	Six Months Ended June 30
	2000		1999
	Electric	Natural Gas	Electric	Natural Gas
Operating Revenues	$39,574	$48,869	$40,536	$43,643
Cost of Sales	7,530	35,350	8,946	30,888

Gross Margin	32,044	13,519	31,590	12,755
Selling, general & administrative	12,046	7,045	12,598	6,222
Depreciation & amortization	6,284	1,616	6,005	1,432

Operating Income	$13,714	$4,858	$12,987	$5,101

	Six Months Ended June 30
	2000		1999
	Retail Propane	Wholesale Propane	Retail Propane	Wholesale Propane
Operating Revenues	$187,081	$2,054,173	$155,847	$602,273
Cost of Sales	99,544	2,034,918	63,701	591,584

Gross Margin	$87,537	$19,255	$92,146	$10,689

New Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging derivative instrument (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 required changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Corporation is evaluating the impacts of adopting SFAS 133 on its financial statements. The impact of SFAS 133 will likely depend on the extent of use of derivative instruments and their designation and effectiveness as hedges of market risk.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Corporation is required to apply SAB 101 effective for the quarter ending June 30, 2000, the adoption of which will not have a material impact upon our financial position or results of operations.

(5) Reclassifications and Restatements

    Certain 1999 amounts have been reclassified to conform to the 2000 presentation. Such reclassifications and restatements had no impact on net income or shareholders' equity as previously reported.

    After filing of the Form 10-Q on August 14, 2000, the Corporation was informed by Lucent Technologies that certain product sales and associated costs attributable to the Lucent GEM operations purchased by Expanets had been incorrectly allocated by the Lucent Technologies general ledger system. The consolidated financial statements have been restated to properly reflect the inclusion of the revenue, cost of sales, income taxes, and minority interests associated with the adjustments. These restatements did not have any impact on the consolidated net income for the quarter or six month period ended June 30, 2000.

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

	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
Average Common Shares Outstanding
For Basic Computation	23,117	23,108	23,113	23,078
Dilutive Effect of:
Stock Options	30	23	21	22
Stock Warrants	203	310	193	307

Average Common Shares Outstanding
For Diluted Computation	23,350	23,441	23,327	23,407

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

    Operating revenues for the current quarter increased 174.9% over second quarter 1999 operating revenues to reach $1,638 million. Approximately 68% of the growth is attributable to the propane segment, mainly through increased wholesale activity. The wholesale growth has been achieved as a result of increased commodity prices and internal growth. An additional 27.9% of the revenue growth is due to the communications segment as a result of the Lucent GEM transaction that was consummated March 31, 2000 (see, "Liquidity and Capital Resources"). Revenues for the six months ended June 30, 2000 were $2,969 million, an increase of 168.6% over the six months ended June 30, 1999. $1,452 million, 77.9%, of the increase is due to the wholesale propane segment's increased commodity prices, internal growth and acquisitions. An additional $268.3 million is due to the revenues from the Lucent GEM transaction included in the communications segment as well as continued acquisitions within the HVAC segment.

    Cost of sales were approximately $1,434 million for the quarter ended June 30, 2000, an increase of $950.8 million over the prior quarter ended June 30, 1999. Increased wholesale propane costs accounted for 74.7% of the increase. Communications costs added an additional $208.8 million to the increase, primarily a result of the Lucent GEM transaction. Cost of sales for the six months ended were $1,749 million higher than for the six month period ended June 30, 1999. Wholesale propane costs rose $1,443 million alone, accounting for 82.5% of the increase. The remaining increase is due largely to acquisition growth in the communications segment.

    Gross margins for the quarter ended June 30, 2000 were $204.1 million, an increase of $91.1 million over the quarter ended June 30, 1999. The communications segment, mainly through the Lucent GEM acquisition, accounted for the majority of the increase. The overall gross margin percentage of 12.3% decreased from the quarter ended June 30, 1999 percentage of 19.0%, primarily as a result of the increased wholesale activity in the propane segment (wholesale propane sales have substantially lower margins than retail propane sales). Exclusive of the wholesale activity, gross margin percentages decreased from 48.3% for the quarter ended June 30, 1999, to 36.2% for the quarter ended June 30, 2000. This is due to a shift in the communications segment towards more voice data (equipment) sales activity, most notably in the Lucent GEM acquisition operations, and HVAC's shift in business and product mixes. For the six months ended June 30, 2000, gross margins were $372.3 million (12.5% of operating revenues or 38.6% excluding wholesale propane) as compared to 1999 gross margins of $257.5 million (23.3% of operating revenues or 49.1% excluding wholesale propane). Of the $114.8 million increase, $87.9 million is attributable to the communications segment as a result of internal growth and through the Lucent GEM acquisition. The HVAC segment increased $21.9 million due to acquisitions. As noted for the quarter, gross margin percentages decreased due to the increased, but lower margin, wholesale propane activity. As with the quarter-end comparisons, the shift in the communications segment towards more equipment sales and HVAC's changing sales mix accounted for the remaining percentage decrease.

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

    Operating loss of $828,000 for the quarter was a $12.4 million decline from the operating income of $11.6 million for the second quarter of 1999. The propane segment accounted for more than half of the decrease, a result of gross margin decreases resulting from unprecedented warm weather patterns and discontinued unprofitable natural gas trading operations, compounded by operating expense growth. The communications segment and all other segment accounted for the remaining decreases, due to the increased infrastructure development expenses and acquisitions. Operating income for the six months ended June 30, 2000 of $35.2 million was a decrease of $18.6 million from the same period in 1999. Propane and communications segments comprised approximately 90% of the decrease, a result of the same factors noted above for the quarter end comparisons.

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

PROPANE

    Operating revenue for the propane segment of $1.1 billion was an increase of 170.9% over second quarter 1999 revenues. This increase was almost entirely attributable to the growth of the wholesale operations. Wholesale revenues increased $707.6 million, 191.2%, over second quarter 1999 due to product prices and internal growth, and accounted for 95.2% of total revenues for the quarter. Retail propane revenues grew $6.3 million as a result of management's decision to pass on higher product prices to customers through price increases, offset by mild weather. Retail volumes decreased 1.4 million gallons compared to second quarter 1999 volumes as a result of mild weather and delayed purchasing by customers due to high prices. Revenues for the six months ended June 30, 2000 increased $1,483 million, of which 97.9% was attributable to the wholesale operations product price increases and internal growth. Retail revenues increased to $187.1 million, a growth of 20.0% over second quarter 1999 results. This revenue growth was achieved through increased prices and acquisitions, offset by the effects of warmer than normal weather. Volumes decreased as a result of the warm weather from 148.6 million gallons in 1999 to 143.5 million gallons for 2000.

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

    Gross margins for the quarter ended June 30, 2000 decreased $4.8 million, 14.6%, from 1999 gross margins of $32.6 million and gross margins as a percentage of operating revenues fell from 7.8% to 2.5%. The wholesale operations accounted for $2.8 million of the decrease as a result of approximately $4.6 million of unprofitable natural gas trading operations losses. The unprofitable natural gas trading operations have since been discontinued. Continued internal growth in the wholesale operations helped to offset the trading losses. Retail margins decreased from $28.4 million (59.6% of retail operating revenues) to $26.4 million (49.0% of retail operating revenues) due to higher product prices, partially offset by less weather sensitive, non-propane activity. Gross margins of $106.8 million for the six months ended June 30, 2000 increased by $4.0 million over the six months ended June 30, 1999. Wholesale margins contributed $8.6 million to the growth, while retail margins decreased $4.6 million. Wholesale margin increases were due to internal growth, offset by the discontinued unprofitable natural gas trading operations. Retail margins decreased due to the aforementioned factors affecting the quarter, most notably the weather impact. Overall gross margin percentages decreased from a 1999 percentage of 13.6% to 4.8% in 2000. Retail gross margin declines, due to high product costs and increased non-propane, low margin sales, were responsible for the decrease. Wholesale margins declined slightly as well, principally a result of the unprofitable natural gas trading operations and higher product prices.

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

COMMUNICATIONS

    Operating revenues grew $290.7 million, 428.7%, in the second quarter of 2000 as compared to second quarter 1999. Over 90% of the growth was attributable to revenues from the Lucent GEM acquisition completed March 31, 2000. The inclusion of a full quarter revenue for acquisitions completed during 1999 and internal growth at previous acquisitions comprised the remainder of the growth. For the six months ended, revenues increased $313.4 million to $444.0 million. The Lucent GEM acquisition accounted for approximately $227.0 million of the increase, while the inclusion of a full six months of revenues for 1999 acquisitions and internal growth accounted for the remainder of the increase.

    Cost of sales of $245.2 million for the quarter increased $208.8 million, 574.2%, over second quarter 1999 cost of sales. The Lucent GEM acquisition operations, which are primarily cost-intensive voice equipment sales, accounted for the majority of the increase. Internal growth and an inclusion of a full quarter's costs for previously acquired companies also contributed to the increase. For the six months ended June 30, 2000, costs increased $225.5 million. This increase was due to the aforementioned factors affecting the second quarter costs.

    Gross margins grew $82.0 million in second quarter 2000 as compared to second quarter 1999. The Lucent GEM acquisition was the principal driver of the increase. Gross margins as a percentage of operating revenues declined from 46.4% in 1999 to 31.6% for second quarter 2000. The Lucent GEM acquisition was the primary cause of the decrease, due to the large percentage of voice equipment sales as compared with previously acquired businesses which generally reflect a higher percentage of service revenues which represent a higher gross margin percentage. The decreased gross margin percentage is also due to a shift in business mix towards more data equipment sales in previously acquired companies. Over time, management intends to expand the level of service related revenues pertaining to the Lucent GEM acquisition and the data equipment sales. Gross margins increased $87.9 million, 147.2%, for the six months ended June 2000 as compared to the six months ended June 1999. Internal growth and the Lucent GEM acquisition accounted for the increase. Gross margin percentages declined from 45.7% in 1999 to 33.2% in 2000, a result of the shift in business mix to more voice equipment sales as noted previously for the quarter.

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

    Operating income for the quarter of $4.1 million was a $624,000 increase from 1999 operating income. This increase was primarily attributable to the Lucent GEM acquisition. Over time, management's intention is to increase the percentage and mix of service and solution sales within the 800,000+ customers obtained from the Lucent GEM business, as well as to transition this business to less costly support systems. There are no assurances that management will ultimately be successful in this exercise and in the interim, there will be incremental transition expenses incurred which will likely total $50 to $60 million during the next eighteen to twenty-four months. For the six months ended, the segment had operating income of $3.3 million, a decrease of $5.6 million from 1999 operating income. This decline is due to a shift in business mix at several previously acquired locations towards more equipment sales, resulting in lower margins. This, combined with the increased corporate expenditures for infrastructure, caused a decrease in operating income.

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

    Income taxes for the quarter decreased $2.0 million from income tax expense of $3.4 million for the second quarter 1999. This was due to decreased income before taxes between the quarters, particularly in the HVAC, communications and propane segments. Income tax expense for the six months ended of $6.3 million, was a decrease of $4.6 million from 1999 expense. This is directly attributable to on overall decrease in taxable income most notably in the HVAC, communications, propane and other segments.

    Minority interests are the portion of the net income or loss after preferred dividends related to the Corporation's preferred stock investments in Blue Dot and Expanets and earnings attributable to the CornerStone public common unitholders, which are allocable to other equity holders of the minority interests. Minority interests allocation of losses for the quarter was $26.4 million, a $16.5 million increase over 1999. The increase was due mainly to allocable losses in the communications and propane segments, as well as a slight loss increase in the HVAC segment. For the six months ended, minority interests allocation changed by $26.2 million, from a reduction to consolidated income of $1.3 million in 1999 to an addition to income of $24.9 million for the six months ended June 2000. Increased allocable losses within all three segments, particularly the communications and propane segments, caused the increase.

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

    The Corporation will continue to review the economics of retiring or refunding remaining long-term debt and preferred stock to minimize long-term financing costs. The Corporation may continue to make investments in CornerStone, Blue Dot and Expanets. The Corporation had invested $414.3 million through June 30, 2000 in Blue Dot and Expanets. Also, the Corporation may make other significant acquisition investments in related or other industries that might require the Corporation to raise additional equity and/or incur debt financings, which are therefore subject to certain risks and uncertainties.

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

    The Corporation complies with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation." SFAS 71 provides for the financial reporting requirements of the Corporation's regulated electric and natural gas operations, which requires specific accounting treatment of certain costs and expenses that are related to the Corporation's regulated operations. Criteria that could give rise to the discontinuance of SFAS 71 include 1) increasing competition that restricts the Corporation's ability to establish prices to recover specific costs and 2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Corporation periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Corporation believes that its regulatory assets, including those related to generation, are probable of future recovery. This evaluation of recovery must be updated for any change, which might occur in the Corporation's current regulatory environment.

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

  (a)
  Exhibits

      Exhibit 27—Financial Data Schedule UT (SEC only)

      (10) MATERIAL CONTRACTS

  (b)
  Reports on Form 8-K

  None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWESTERN CORPORATION (Registrant)
Date: August 14, 2000	/s/ David A. Monaghan Controller and Treasurer

QuickLinks

INDEX
PART 1. FINANCIAL INFORMATION Item 1. Financial Statements
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
NORTHWESTERN CORPORATION PART II