Form 10-Q
period 2000-09-30
NORTHWESTERN CORP
filed 2000-11-13
CIK 73088

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

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

Common Stock, Par Value $1.75
23,118,893 outstanding at November 6, 2000

Corporation-Obligated Mandatorily Redeemable Preferred
Securities of Subsidiary Trusts, Liquidation Amount $25.00
3,500,000 shares outstanding at November  6, 2000

INDEX

		PAGE
PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets— September 30, 2000 and December 31, 1999	3
	Consolidated Statements of Income— Three months and nine months ended September 30, 2000 and 1999	4
	Consolidated Statements of Cash Flows— Nine months ended September 30, 2000 and 1999	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
PART 2.	OTHER INFORMATION	22
Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
	a. Exhibits
	b. Reports on 8-K
SIGNATURES		22

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
NORTHWESTERN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	September 30, 2000	December 31, 1999
ASSETS
Current Assets:
Cash and Equivalents	$115,339	$29,677
Accounts Receivable, Net	358,162	205,378
Inventories	136,254	104,099
Prepaids and Other	46,788	44,444

	656,543	383,598

Property, Plant, and Equipment, Net	683,168	681,663

Goodwill and Other Intangible Assets, Net	1,030,408	742,010

Other Assets
Investments	113,247	96,056
Other	54,099	53,434

	167,346	149,490

	$2,537,465	$1,956,761

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
Current Maturities of Long-Term Debt	$5,000	$5,000
Current Maturities of Long-Term Debt—Nonrecourse	48,147	19,170
Commercial Paper	—	11,000
Short-term Debt—Nonrecourse	—	14,700
Accounts Payable	337,768	157,959
Accrued Expenses	180,168	61,218

	571,083	269,047

Long-term Debt	456,350	309,350
Long-term Debt of Subsidiaries—Nonrecourse	558,337	473,757
Deferred Income Taxes and Other	62,839	64,855
Other Noncurrent Liabilities	63,531	86,797

	1,141,057	934,759

Minority Interests	425,211	361,549

Preferred Stock, Preference Stock, and Preferred Securities:
Preferred Stock—4 1/2% Series	2,600	2,600
Redeemable Preferred Stock—6 1/2% Series	1,150	1,150
Preference Stock	—	—
Corporation Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts	87,500	87,500

	91,250	91,250

Shareholders' Equity
Common Stock	40,456	40,438
Paid-in Capital	160,192	160,028
Retained Earnings	104,266	94,715
Accumulated Other Comprehensive Income	3,950	4,975

	308,864	300,156

	$2,537,465	$1,956,761

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
OPERATING REVENUES	$1,613,573	$753,443	$4,582,232	$1,858,647
COST OF SALES	1,390,953	630,008	3,987,292	1,477,684

GROSS MARGIN	222,620	123,435	594,940	380,963
OPERATING EXPENSES
Selling, general and administrative expenses	191,138	96,975	479,699	269,634
Depreciation	14,670	10,657	42,769	30,300
Goodwill and other intangibles amortization	14,061	6,138	34,560	17,631

	219,869	113,770	557,028	317,565

OPERATING INCOME	2,751	9,665	37,912	63,398
Interest Expense, Net	(19,197)	(13,461)	(55,152)	(39,068)
Investment Income and Other	1,706	1,065	7,834	6,832

Income (Loss) Before Income Taxes and Minority Interests	(14,740)	(2,731)	(9,406)	31,162
Provision for Income Taxes	(1,734)	(3,221)	(8,001)	(14,098)

Income (Loss) Before Minority Interests	(16,474)	(5,952)	(17,407)	17,064
Minority Interests	27,467	14,790	52,341	13,491

Income before cumulative effect of change in accounting principle	10,993	8,838	34,934	30,555
Cumulative effect of change in accounting principle, net of tax and minority interests	(1,046)	—	(1,046)	—

Net Income	9,947	8,838	33,888	30,555
Minority Interests on Preferred Securities of Subsidiary Trusts	(1,650)	(1,650)	(4,950)	(4,950)
Dividends on Preferred Stock	(48)	(48)	(144)	(144)

Earnings on Common Stock	$8,249	$7,140	$28,794	$25,461

Average Common Shares Outstanding	23,119	23,109	23,115	23,089
Basic Earnings per Average Common Share:
Before cumulative effect	$0.40	$0.31	$1.29	$1.10
Cumulative effect of change in accounting principle	(0.04)	—	(0.04)	—

Basic	$0.36	$0.31	$1.25	$1.10

Diluted Earnings per Average Common Share:
Before cumulative effect	$0.39	$0.31	$1.27	$1.09
Cumulative effect of change in accounting principle	(0.04)	—	(0.04)	—

Diluted	$0.35	$0.31	$1.23	$1.09

The accompanying notes to consolidated financial statements are an integral part of these statements

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30
	2000	1999
Operating Activities:
Net Income	$33,888	$30,555
Items not affecting cash:
Depreciation	42,769	30,300
Amortization	34,560	17,631
Deferred income taxes	(3,757)	(6,273)
Minority interests in net income of consolidated subsidiaries	(52,341)	(13,491)
Investment tax credits	(406)	(421)
Foreign currency adjustments	(325)	(240)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(170,921)	(5,941)
Inventories	(28,883)	(6,808)
Other current assets	(1,040)	(6,836)
Accounts payable	203,885	15,563
Accrued expenses	61,557	(1,973)
Other, net	(7,781)	(3,535)

Cash flows provided by operating activities	111,205	48,531

Investment Activities:
Property, plant and equipment additions	(21,615)	(19,521)
Sale of noncurrent investments, net	6,895	28,617
Acquisitions and growth expenditures	(116,105)	(150,775)

Cash flows used in investing activities	(130,825)	(141,679)

Financing Activities:
Dividends on common and preferred stock	(19,387)	(17,983)
Minority interest on preferred securities of subsidiary trusts	(4,950)	(4,950)
Proceeds from exercise of warrants	182	1,656
Subsidiary payment of common unit distributions	(27,830)	(27,751)
Proceeds from issuance of common units	21	—
Issuance of nonrecourse subsidiary debt	75,716	120,520
Repayment of nonrecourse subsidiary debt	(9,910)	(13,666)
Repurchase of minority interest	(24,422)	—
Repayment of short-term borrowings of subsidiaries	(14,700)	—
Issuance of long-term debt	149,562	—
Repayment of long-term debt	(5,000)	(5,000)
Outstanding line of credit	(3,000)	35,000
Commercial paper (repayments) borrowings, net	(11,000)	13,000

Cash flows provided by financing activities	105,282	100,826

Increase in Cash and Cash Equivalents	85,662	7,678
Cash and Cash Equivalents, beginning of period	29,677	30,865

Cash and Cash Equivalents, end of period	$115,339	$38,543

Supplemental Cash Flow Information:
Cash paid during the period for:
Income Taxes	$9,698	$15,968
Interest	$46,557	$28,831
Non-cash transactions:
Long-term debt assumed from acquisitions	$479	$5,514
Minority equity interest issued for acquisitions	$169,675	$32,730

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

(2) Subsidiaries and Principles of Consolidation—

    The accompanying consolidated financial statements include the accounts of the Corporation and all wholly and majority-owned or controlled subsidiaries, including CornerStone Propane Partners, L.P. (NYSE:CNO), the nation's fifth largest retail propane distributor; Blue Dot Services, Inc. ("Blue Dot"), a national provider of air conditioning, heating, plumbing and related services (HVAC); and Expanets, Inc. ("Expanets"), a national provider of networked communications and data solutions primarily to small and mid-sized business customers. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. The public unitholders' interest in CornerStone's net assets subsequent to CornerStone's formation is reflected as minority interests in the consolidated financial statements. Interests of the former owners of companies acquired by Blue Dot and Expanets who continue to hold an interest in Blue Dot and Expanets are also reflected as minority interests in the consolidated financial statements. Losses allocable to minority interests in the future may increase or decrease depending upon the level of losses in these business segments, the amount of preferred dividends, and the remaining minority interest basis available to absorb losses.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Net Income	$9,947	$8,838	$33,888	$30,555
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments	1,021	(680)	(930)	830
Foreign currency translations	(7)	—	(95)	—

Comprehensive Income	$10,961	$8,158	$32,863	$31,385

Segment Information—

    For the purpose of providing segment information in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Corporation's six principal business segments are its electric, natural gas, retail propane, wholesale propane (which also includes non-propane related activities), HVAC, and communications operations. All other includes other service businesses, activities and assets of the parent, and any reconciling or eliminating amounts.

    The accounting policies of the operating segments are the same as the parent except that the parent allocates some of its operating expenses and interest expense to the operating segments according to a methodology designed by management for internal reporting purposes and involves estimates and assumptions. Financial data for the business segments are as follows (in thousands):

Three Months Ended September 30, 2000

	Total Electric and Natural Gas	Total Propane	HVAC	Communi- cations	All Other	Total
Operating Revenues	$35,795	$1,096,328	$111,023	$366,494	$3,933	$1,613,573
Cost of Sales	12,393	1,055,751	69,775	250,193	2,841	1,390,953

Gross Margin	23,402	40,577	41,248	116,301	1,092	222,620
Selling, general, & administrative	10,194	34,382	34,250	107,802	4,510	191,138
Depreciation	3,965	6,276	1,979	2,083	367	14,670
Goodwill and other intangibles amortization	—	3,723	1,723	8,608	7	14,061

Operating income (loss)	9,243	(3,804)	3,296	(2,192)	(3,792)	2,751
Interest expense	(1,887)	(10,924)	(1,107)	(762)	(4,517)	(19,197)
Investment income and other	(67)	—	118	125	1,530	1,706

Income (loss) before taxes and minority interests	7,289	(14,728)	2,307	(2,829)	(6,779)	(14,740)
(Provision) benefit for taxes	(2,680)	1,194	(1,520)	(1,327)	2,599	(1,734)

Income (loss) before minority interests	$4,609	$(13,534)	$787	$(4,156)	$(4,180)	$(16,474)

Total Assets	$121,497	$856,921	$355,075	$822,959	$381,013	$2,537,465

Maintenance Capital Expenditures	$2,907	$360	$666	$2,524	$—	$6,457

Three Months Ended September 30, 1999

	Total Electric and Natural Gas	Total Propane	HVAC	Communi- cations	All Other	Total
Operating Revenues	$30,845	$556,527	$82,628	$77,940	$5,503	$753,443
Cost of Sales	9,241	521,436	50,532	45,381	3,418	630,008

Gross Margin	21,604	35,091	32,096	32,559	2,085	123,435
Selling, general, & administrative	9,257	33,382	26,698	25,346	2,292	96,975
Depreciation	3,752	4,864	1,054	976	11	10,657
Goodwill and other intangibles amortization	—	3,305	1,157	1,671	5	6,138

Operating income (loss)	8,595	(6,460)	3,187	4,566	(223)	9,665
Interest expense	(2,187)	(8,362)	(459)	(290)	(2,163)	(13,461)
Investment income and other	30	1	377	(594)	1,251	1,065

Income (loss) before taxes and minority interests	6,438	(14,821)	3,105	3,682	(1,135)	(2,731)
(Provision) benefit for taxes	(2,608)	1,454	(1,674)	(1,868)	1,475	(3,221)

Income (loss) before minority interests	$3,830	$(13,367)	$1,431	$1,814	$340	$(5,952)

Total Assets	$336,266	$831,437	$279,025	$242,397	$214,540	$1,903,665

Maintenance Capital Expenditures	$3,807	$1,389	$591	$1,176	$338	$7,301

Three Months Ended September 30

	2000		1999
	Electric	Natural Gas	Electric	Natural Gas
Operating Revenues	$24,509	$11,286	$24,155	$6,690
Cost of Sales	4,597	7,796	5,501	3,740

Gross Margin	19,912	3,490	18,654	2,950
Selling, general & administrative	6,868	3,326	5,994	3,263
Depreciation	3,163	802	2,994	758

Operating Income (Loss)	$9,881	$(638)	$9,666	$(1,071)

Three Months Ended September 30

	2000		1999
	Retail Propane	Wholesale Propane	Retail Propane	Wholesale Propane
Operating Revenues	$64,705	$1,031,623	$53,019	$503,508
Cost of Sales	35,267	1,020,484	25,036	496,400

Gross Margin	$29,438	$11,139	$27,983	$7,108

Nine Months Ended September 30, 2000

	Total Electric and Natural Gas	Total Propane	HVAC	Communi- cations	All Other	Total
Operating Revenues	$124,238	$3,337,582	$298,922	$810,494	$10,996	$4,582,232
Cost of Sales	55,273	3,190,213	187,598	546,598	7,610	3,987,292

Gross Margin	68,965	147,369	111,324	263,896	3,386	594,940
Selling, general, & administrative	29,285	105,988	94,573	238,163	11,690	479,699
Depreciation	11,865	19,321	5,432	5,244	907	42,769
Goodwill and other intangibles amortization	—	10,943	4,263	19,332	22	34,560

Operating income (loss)	27,815	11,117	7,056	1,157	(9,233)	37,912
Interest expense	(5,948)	(29,604)	(3,538)	(3,146)	(12,916)	(55,152)
Investment income and other	(64)	—	356	406	7,136	7,834

Income (loss) before taxes and minority interests	21,803	(18,487)	3,874	(1,583)	(15,013)	(9,406)
(Provision) benefit for taxes	(7,859)	836	(3,253)	(4,060)	6,335	(8,001)

Income (loss) before minority interests	$13,944	$(17,651)	$621	$(5,643)	$(8,678)	$(17,407)

Total Assets	$121,497	$856,921	$355,075	$822,959	$381,013	$2,537,465

Maintenance Capital Expenditures	$7,954	$2,574	$5,646	$5,346	$95	$21,615

Nine Months Ended September 30, 1999

	Total Electric and Natural Gas	Total Propane	HVAC	Communi- cations	All Other	Total
Operating Revenues	$115,013	$1,314,647	$208,329	$208,521	$12,137	$1,858,647
Cost of Sales	49,075	1,176,721	128,028	116,249	7,611	1,477,684

Gross Margin	65,938	137,926	80,301	92,272	4,526	380,963
Selling, general, & administrative	28,077	96,024	67,071	71,409	7,053	269,634
Depreciation	11,189	13,207	2,915	2,464	525	30,300
Goodwill and other intangibles amortization	—	9,674	3,003	4,933	21	17,631

Operating income (loss)	26,672	19,021	7,312	13,466	(3,073)	63,398
Interest expense	(6,544)	(23,883)	(459)	(833)	(7,349)	(39,068)
Investment income and other	255	1	484	(564)	6,656	6,832

Income (loss) before taxes and minority interests	20,383	(4,861)	7,337	12,069	(3,766)	31,162
(Provision) benefit for taxes	(7,046)	(55)	(4,040)	(6,245)	3,288	(14,098)

Income (loss) before minority interests	$13,337	$(4,916)	$3,297	$5,824	$(478)	$17,064

Total Assets	$336,266	$831,437	$279,025	$242,397	$214,540	$1,903,665

Maintenance Capital Expenditures	$10,561	$3,956	$1,743	$2,649	$612	$19,521

Nine Months Ended September 30

	2000		1999
	Electric	Natural Gas	Electric	Natural Gas
Operating Revenues	$64,083	$60,155	$64,680	$50,333
Cost of Sales	12,127	43,146	14,447	34,628

Gross Margin	51,956	17,009	50,233	15,705
Selling, general & administrative	18,914	10,371	18,592	9,485
Depreciation	9,447	2,418	8,999	2,190

Operating Income	$23,595	$4,220	$22,642	$4,030

Nine Months Ended September 30

	2000		1999
	Retail Propane	Wholesale Propane	Retail Propane	Wholesale Propane
Operating Revenues	$251,786	$3,085,796	$208,866	$1,105,781
Cost of Sales	134,811	3,055,402	88,737	1,087,984

Gross Margin	$116,975	$30,394	$120,129	$17,797

(4) New Accounting Standards

    In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 137 amended SFAS 133 to defer the effective date to all fiscal quarters of years beginning after June 15, 2000. Additionally, SFAS 138 amended accounting and reporting standards for certain derivative instruments and hedging activities, but did not further delay implementation. The Corporation has adopted the provisions of SFAS 133, as amended, effective July 1, 2000, consistent with the timing of CornerStone's adoption of SFAS 133. The impact of effect of the initial adoption of SFAS 133 was $5.3 million and is reflected in the consolidated statements of income as a cumulative effect of change in accounting principle and shown net of taxes of $.5 million and minority interests of $3.8 million. In addition, $2.4 million of propane related commodity pricing gains are reported as part of cost of sales relating to the derivatives' fair value adjustments.

    The Financial Accounting Standards Board has also issued SFAS 139, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" as a replacement of SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS 125's provision without reconsideration. The statement is effective for the certain disclosures for fiscal years ending after December 15, 2000 and in its entirety for transactions occurring after March 31, 2001. The Corporation does not expect the adoption of the statement to have a material impact on the Corporation's financial reporting.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The SEC, subsequent to December 1999, issued SAB 101A and 101B both of which delayed the implementation date of SAB 101. The Corporation is now required to apply SAB 101 effective for the quarter ending December 31, 2000, the adoption of which will not have a material impact upon our financial position or results of operations.

(5) Acquisitions

    The assets acquired and liabilities assumed in the current year acquisitions have been recorded based upon preliminary estimates of fair value as of the dates of acquisition. The Corporation does not believe the final allocation of purchase price will be materially different from preliminary allocations.

    On October 2, 2000, the Corporation announced it had entered into a definitive agreement to acquire The Montana Power Company's (NYSE:MTP) energy distribution and transmission business for approximately $1.1 billion, including the assumption of approximately $488 million in existing Montana Power Company debt. The transaction is subject to certain conditions, such as a receipt of regulatory approval from the Montana Public Service Commission, the Federal Energy Regulatory Commission, approval of The Montana Power Company's shareholders, and any necessary antitrust determinations. Completion of the transaction is anticipated in the first half of 2001. See the "Liquidity & Capital Resources" section for discussion regarding proposed financing of the acquisition.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Average Common Shares Outstanding For Basic Computation	23,119	23,109	23,115	23,089
Dilutive Effect of:
Stock Options	16	14	19	19
Stock Warrants	186	264	191	287

Average Common Shares Outstanding For Diluted Computation	23,321	23,387	23,325	23,395

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

    The Corporation and its partner entities are providers of value-added services and solutions to customers throughout the United States and parts of Canada. The Corporation provides electric and natural gas service to Midwestern customers through its energy division, NorthWestern Public Service. In addition, the Corporation holds interests in Blue Dot, CornerStone, and Expanets. The Corporation is also engaged in other service and nonenergy related businesses.

    The Corporation was incorporated under the laws of the state of Delaware in 1923. The executive offices are located at 125 S. Dakota Avenue, Sioux Falls, South Dakota 57104, and our telephone number is 605-978-2908. Our website is located at www.northwestern.com

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

    The Corporation's diluted earnings per share, before cumulative effect of change in accounting principle, increased $.08 or 25.8% over 1999 to $.39 for the quarter. The adoption of FAS 133 (see Note 5) decreased diluted earnings per share by $.04 for the quarter, resulting in total diluted earnings per share of $.35 and increase of 16.1% over third quarter 1999 diluted earnings per share. For the nine months ended September 30, 2000, diluted earnings per share before cumulative effect was $1.27, a 16.5% increase over diluted earnings per share of $1.09 for 1999. Including the cumulative effect of change in accounting principle, diluted earnings per share was $1.23 for the nine months ended, or a $.14 (12.8%) increase over 1999.

    Operating revenues grew by $860.1 million (114.2%) over third quarter 1999 due to continued strong growth in the propane and communications segments. The majority of the increase is due to revenues generated in the propane segment from increased wholesale activity. The increased wholesale revenues are a result of acquisitions, internal growth, and increased commodity prices and accounted for 61.4% of the increase. The acquisition of Lucent Technologies Growing and Emerging Markets (GEM) business by the communications segment in March 2000 accounted for the majority of the remaining consolidated revenue increase. For the nine months ended September 30, 2000, revenues reached $4,582 million, a 146.5% increase from 1999 as a result of the increased wholesale activity (as noted for the quarter) and the Lucent GEM transaction from March 2000.

    Cost of sales rose to $1,391 million for the current quarter end, an increase of 120.8% over the quarter ended September 30, 1999. This increase was a result of the increased propane wholesale activity (due to the low margin nature of wholesale operations) as well as growth in the communications segment resulting from the Lucent GEM acquisition. Wholesale activity added an additional $524.1 million in costs over 1999 and communications costs grew $204.8 million. Cost of sales for the nine months ended reached $3,987 million, a $2,510 million increase over 1999. As with the revenue growth, wholesale activity in the propane segment was the principal driver of the increase, rising 180.8% over 1999 costs. Communications cost of sales rose 370.2% over 1999 as a result of the Lucent GEM transaction.

    Gross margins for the current quarter grew 80.4% over the quarter ended September 30, 1999 due principally to the Lucent GEM operations acquisition in the communications segment. Communications contributed to 84.4% or $83.7 million of the increase in gross margins, while the HVAC segment added $9.2 million, 9.2%, of the increase due to acquisitions. As a percentage of revenues, gross margins were 13.8% for the current quarter-end, down from 16.4% in 1999. This decrease is most directly a result of the increased wholesale propane activity, where sales have inherently low margins. Exclusive of the wholesale activity, gross margin percentages were 36.3% as compared to 46.5% in 1999. The decline is due to the Lucent GEM acquisition with its lower overall margin business and changes in the HVAC segment product mixes and businesses. For the nine months ended September 30, 2000, gross margins increased to $594.9 million, a 56.2% growth. As with the quarterly results, the communications segment comprised the majority of the increase (80.2%), complemented by growth in the HVAC segment through acquisitions and the propane segment through acquisitions and internal growth. Gross margins as a percentage of revenue dropped from 20.5% for 1999 to 13% for 2000. This decline, as for the quarter, is mainly a product of the increased wholesale propane activity. Percentages exclusive of wholesale propane activity were 37.7% and 48.2% for 2000 and 1999 respectively. Changes in the product mixes and business lines within the HVAC segment coupled with the Lucent GEM acquisition in the communications segment (heavily equipment sales oriented) were the main causes of the decrease.

    Operating expenses rose 93.3% for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. This increase is due to a number of factors, including continued growth mainly through acquisitions in the HVAC, communications, and propane segments, infrastructure growth in these segments, and continued internal growth. The communications segment alone accounted for 85.3% or $90.5 million of the growth, principally a result of the Lucent GEM acquisition. Amortization, especially as related to the Lucent GEM acquisition, and depreciation also increased greatly due to the continued acquisition activity and internal growth. For the nine months ended September 30, 2000, the $239.5 million, 75.4%, increase in expenses was impacted by the same factors affecting the quarter end. The communications segment accounted for 76.8% of the increase, in addition to the growth in the propane and HVAC segments.

    Operating income for the quarter, as compared to the quarter ended September 30, 1999, decreased from $9.7 million to $2.8 million, or a 71.5% decrease. The communications segment accounted for approximately $6.8 million, 97.7%, of the decrease. Continued infrastructure and transition expenditures associated with the Lucent GEM acquisition within the communications segment exceeded that segment's gross margin growth rate. Operating income for the nine months ended September 30, 2000 decreased $25.5 million (40.2%) as compared to 1999 results. The performance within the communications segment accounted for $12.3 million, 48.3%, of the decrease due to the factors previously noted. The propane segment's operating income declined $7.9 million, reflective of the adverse effects of the abnormally warm winter and spring weather and losses from the unprofitable natural gas trading operations in the first half of 2000.

ELECTRIC

    Operating revenues for the current quarter grew 1.5% over third quarter 1999 due to strong wholesale activity. The increased wholesale activity was partially offset by fuel cost adjustments passed on to consumers. For the nine months ended, revenues are down $597,000, 1%, as compared to 1999. The decrease is attributable to mild weather and the fuel cost adjustments which are passed on to consumers.

    Cost of sales for the segment were down 16.4% for the quarter ended September 30, 2000, as compared to 1999. This decline is attributable to fuel cost adjustments partially offset by increased internal generation and purchased power. Cost of sales for the nine months ended September 30, 2000 were $2.3 million (16.1%) lower than 1999 costs. This reflects the mild weather and the fuel cost adjustments which are passed on to consumers.

    Gross margins for the quarter were $1.3 million or 6.7% higher than third quarter 1999 margins. This increase was due to the strong wholesale activity, as retail volumes remained relatively flat. As a percentage of revenues, gross margins increased from 77.2% to 81.2% which is directly attributable to the wholesale activity. For the nine months ended, margins increased 3.4% due principally to strong wholesale margins and a slight increase in retail volumes.

    Operating expenses increased 11.6% to $10.0 million for the quarter ended September 30, 2000. This rise is due to increased employee benefit expenses, depreciation, and maintenance and operation costs of increased internal power generation, as compared to the third quarter of 1999. For the nine months ended, expenses increased 2.8% over 1999 expenses due principally to the increased employee benefit expenses.

    Operating income rose 2.2% for the quarter as compared to the third quarter of 1999. The strong wholesale margins more than offset the rise in operating expenses to result in the net increase. Operating income for the current nine months ended increased $953,000 (4.2%) over the same period for 1999. Wholesale activity helped increase gross margins and resulted in increased operating income.

NATURAL GAS

    Quarterly revenues for the segment rose $4.6 million (68.7%) over 1999 principally as a result of rising product prices within the segment, combined with a small increase as a result of a rate case implemented in the fourth quarter of 1999 and a slight increase in volumes. The product price increases are passed along to consumers through rate adjustments. For the nine months ended September 30, 2000, the 19.5% increase to $60.2 million reflects the impact from the high product prices and the rate adjustments discussed previously offset by the decreased volumes due to the unseasonably warm weather in the first half of 2000.

    Cost of sales for the current quarter end increased 108.5% as compared to the quarter ended September 30, 1999. The escalation in costs is due to increased product prices, with the largest increases occurring in July and August 2000. In addition, there was a slight increase in volumes for the current quarter as compared to 1999. For the nine months ended, cost of sales of $43.1 million represent an increase of 24.6% over 1999 costs. This increase is a result of the aforementioned product price increases.

    Gross margins for the segment were 18.3% higher for the third quarter of 2000 as compared to third quarter 1999. The growth is attributable to the rate case increase implemented in fourth quarter 1999 and a slight volume increase. Gross margins as a percentage of revenues dropped sharply due to the high product prices, falling from 44.1% in 1999 to 30.9% for 2000. Gross margins for the nine months ended September 30, 2000 increased 8.3% to $17.0 million. As with the quarter end, the rate increase from late 1999 was the main contributing factor as volumes remained flat. The increase in product prices in mid-2000 is reflected in the decrease in gross margins as a percentage of revenues. The margins fell 2.9% to 28.3% for the nine months ended September 30, 2000.

    Operating expenses were virtually flat for the third quarter of 2000 as compared to the third quarter 1999, increasing $107,000 or 2.7%. For the nine months ended, expenses increased 9.5% to $12.8 million. The rise is principally due to increased customer service and employee benefit expenses.

    Operating losses for the current quarter decreased from 1999 losses of $1.1 million to a loss of $638,000. This reflects the impact of the fourth quarter 1999 rate increase and the low growth of operating expenses. Operating income for the nine months ended of $4.2 million was a 4.7% increase over 1999 operating income. As with the quarter end, the gross margin growth due to the rate increase more than offset the expense growth.

PROPANE

    Operating revenues nearly doubled for the third quarter of 2000 as compared to third quarter 1999. The 97% increase from $556.5 million to $1,096 million was driven almost exclusively by wholesale operations. Wholesale revenues were 104.9% higher in 2000 due to higher product prices and internal growth and contributed to approximately 94% of total revenues for the segment. Retail revenues increased $11.7 million as a result of higher product prices, as volumes remained nearly flat.

Revenues for the nine months ended grew 153.9% to $3,338 million. As with the quarter, the large growth was due to the wholesale operations principally from higher product prices and internal growth. Wholesale revenues alone were $3,086 million for the nine months ended. Retail operations increased $42.9 million and contributed to 2.1% of the overall revenue growth. The rise in retail revenues was due to higher product prices and acquisitions, offset by a decrease in volumes. Retail volumes were down 5.5 million gallons or 2.8% due to the mild winter weather and delayed customer purchasing for winter storage.

    Cost of sales grew $534.3 million for the quarter ended September 30, 2000 as compared to 1999. The wholesale operations' costs increased $524.1 million and accounted for 98.1% of the overall increase. Increased product prices and some internal growth fueled the increase. Retail costs increased 40.9% despite virtually flat volumes, due to the rising product prices. For the nine months ended, costs were $2,013 million higher than the nine months ended September 30, 1999. This dramatic increase is due to the 180.8% rise in wholesale operations' cost of sales. Costs rose $1,967 million for the wholesale operations due to increased product prices, discontinued unprofitable natural gas trading operations, and internal growth. The increase in retail costs was due to higher product prices, offset by a slight decrease in volumes.

    Gross margins for the third quarter of 2000 increased $5.5 million, 15.6%, over the third quarter 1999 margins, but decreased as a percentage of revenues from 6.3% to 3.7% in 2000. The wholesale operations activity is responsible for both the increased margins and decreased percentage. The increased activity due to internal growth increased margins, but the overall low margin nature of wholesale operations and rising product prices negatively impacted gross margins as a percentage of revenue. For the nine-month period ended September 30, 2000, margins increased $9.4 million (6.9%) to $147.4 million over 1999. Increased wholesale activity from internal growth (offset by discontinued unprofitable natural gas trading operations) was countered by a decline of $3.2 million in retail gross margins. Retail margins for 2000 have declined due to sharply rising product prices and mild winter weather.

    Selling, general, and administrative expenses increased 3.0%, or $1.0 million, to $34.4 million for the current quarter. Higher fuel operating costs, increased transaction volumes from wholesale activity, and acquisitions were responsible for the rise. Depreciation and amortization expense increased slightly over 1999 as a result of acquisitions and capitalized leases. For the nine months ended September 30, 2000, selling, general, and administrative costs rose 10.4% over 1999. The increase in wholesale operation levels, higher fuel operating costs, and acquisitions were again the principal drivers of the increase. Depreciation and amortization expense increased $7.4 million, 32.3%, due to acquisitions and capitalized leases.

    Operating losses for the segment decreased 41.1% from 1999 losses of $6.5 million, to $3.8 million. Minimal operating expense growth was offset by a higher gross margin growth rate, resulting in the decreased losses for the quarter. Operating income for the nine months ended decreased $7.9 million or 41.6%. Gross margin growth was negatively impacted by the weather conditions and discontinued unprofitable natural gas trading operations, and was unable to match the operating expense increases.

HVAC

    Revenues for the segment increased 34.4% over the quarter ended September 30, 1999, to $111.0 million. Continued acquisition activity drove the increase, as revenues at certain previously acquired locations have declined due to shifts in business mixes and local management turnover. For the nine months ended, revenues were $90.6 million better than 1999. This 43.5% growth is again due to 2000 acquisitions, offset partially by lower performance at previous acquisitions.

    Cost of sales grew $19.2 million to $69.8 million for the current quarter, an increase of 38.1% over 1999. The 2000 acquisitions, combined with costs due to an increase in lower margin and new construction projects, pricing and labor costs pressures, and certain underperforming locations generated the increase. Costs for the nine months ended September 30, 2000 increased $59.6 million or 46.5%. The same factors affecting the quarterly results impacted the results for the nine months ended.

    Gross margins grew $9.2 million versus margins of $32.1 million for the third quarter 1999. Acquisitions were responsible for the dollar increase, as margins suffered decreases at previously acquired locations. As a percentage of revenue, margins decreased from 38.8% to 37.2% for the current quarter. Gross margin percentages have suffered due the same factors noted previously for cost of sales increases. For the nine months ended, margins rose 38.6% as compared to the nine months ended September 30, 1999. The gross margins as a percentage of revenue were 1.3% lower than 1999 at 37.2%. The changes resulted from the same factors that affected the quarterly results.

    Selling, general, and administrative expenses' growth of 28.3% to $34.3 million for 2000 as compared to the third quarter of 1999 is principally attributable to 2000 acquisitions. Expenses at existing locations decreased slightly, despite a full quarter's inclusion of costs for 1999 acquisitions, due to cost control measures implemented at the locations. Depreciation and amortization increased due to capital expenditures and acquisitions. Selling, general, and administrative expenses grew $27.5 million for the nine months ended September 30, 2000 as compared to 1999. Depreciation and amortization expense increased as well, rising 63.8% over 1999. As noted previously for the quarter, acquisitions and continued capital expenditures caused the increase.

    Operating income rose to $3.3 million, a 3.4% increase over third quarter 1999 income. Acquisitions consummated in 2000 produced positive operating income, while gross margin declines at previous locations and rising corporate expenses resulted in a negative impact on operating income. Operating income for the nine months ended September 30, 2000 decreased $256,000 over 1999 income. The 3.5% decrease was due to poor performances from existing locations and corporate expenditures offset by a rise in income from the 2000 acquisitions.

COMMUNICATIONS

    Operating revenues grew 370.2% for the quarter ended September 30, 2000 as compared to September 30, 1999. The Lucent GEM acquisition, closed March 2000, was the main contributing factor to the increase in operating revenues to $366.5 million. Revenues for the nine months ended September 30, 2000, increased $602 million, 288.7%, over 1999. The Lucent GEM acquisition was the principal driver, combined with the inclusion of a full nine months of activity from the 1999 acquisitions and some internal growth.

    Cost of sales for the quarter of $250.2 million was an increase of 451.3% over 1999. The growth is principally attributable to the Lucent GEM acquisition, as well as an inclusion of a full quarter's activity for 1999 acquisitions as well as internal growth. Costs for the nine months ended September 30, 2000 were $546.6 million, a 370.2% increase over 1999. As with the quarter, the Lucent GEM operations, 1999 acquisitions, and internal growth were the contributing factors to the increase.

    Gross margins increased to $116.3 million for the quarter or $83.7 million more than the quarter ended September 30, 1999. Gross margins as a percentage of revenues dropped, however, from 41.8% to 31.7%. Both fluctuations were mainly a result of the Lucent GEM acquisition. The Lucent GEM operations are predominantly lower margin voice equipment sales, which drives down the gross margin percentages. This decrease is somewhat offset by the more service revenue oriented activities within the previously acquired locations which have higher gross margins. Service revenues within the Lucent GEM operations will expand as Management seeks to provide a full range of voice and data services for customers. For the nine months ended, margins increased $171.6 million over 1999 principally due to the addition of the Lucent GEM operations. As a percentage of revenues, gross margins declined 11.7% for the nine months ended. This drop was caused by the Lucent GEM transaction as discussed earlier as well as an increase in equipment sales in certain previously acquired locations.

    Selling, general, and administrative expenses increased $82.5 million, 325.3%, as an effect of the Lucent GEM acquisition, corporate infrastructure, and internal growth. The Lucent GEM operations were substantially larger than the previously acquired locations and therefore account for a large portion of the increase. Corporate infrastructure growth is also necessary to support the expanded operations and maintain continued internal growth within previously acquired locations. Depreciation and amortization increased $8.0 million from amortization related to the Lucent GEM acquisition, capital expenditures, and acquisitions. Selling, general, and administrative expenses rose $166.8 million (233.5%) for the nine months ended September 30, 2000. The increase was due to the aforementioned factors affecting the quarterly results. Depreciation and amortization grew $17.2 million as the Lucent GEM acquisition is amortized, as well as depreciation and amortization related to capital expenditures and previous acquisitions.

    Operating losses of $2.2 million were $6.8 million worse than 1999 quarterly operating income of $4.6 million. This drop in income is due to the Lucent GEM acquisition which is a lower margin business combined with the carryover of the costly support system at Lucent while the company builds infrastructure to replace the Lucent systems. As the acquisition is further integrated into the existing operations, management will seek opportunities to reduce support costs and increase higher margin sales. Management does not guarantee they will be successful in their endeavor and in the interim, further losses will likely occur. In addition, transition expenditures ranging from $50 to $60 million will be incurred over the next eighteen to twenty-four months. Operating income for the nine months ended September 30, 2000 decreased $12.3 million as compared to 1999. The decrease is due to the Lucent GEM acquisitions as previously discussed, offset by internal growth and a full period's inclusion of activity for previous acquisitions.

OTHER

    This segment consists of the financial results of other service and nonenergy-related business activities along with unallocated corporate costs.

    Operating revenues decreased 28.5% to $3.9 million for the quarter ended September 30, 2000 as compared to 1999. This decrease is due to realignment with the business activities to focus on more profitable operations. An decrease of $1.1 million for the nine months ended was also a product of realignments.

    Cost of sales for the current quarter were $2.8 million, 16.9%, lower than the quarter ended September 30, 1999. The shift in business mix and overall operations as noted for revenues resulted in decreased costs. Costs for the nine months ended September 30, 2000 remained flat as compared to 1999 at $7.6 million. Rising costs in the first half of 1999 were offset by decreases in the third quarter as changes within the businesses were implemented.

    Gross margin decline of $1.0 million for the current quarter as compared to third quarter 1999 was a result of the aforementioned business mix changes. For the current nine months ended, gross margins of $3.4 million decreased 25.2% over the nine months ended September 30, 1999. This decrease was due to the same factors noted for the quarter.

    Operating expenses increased 111.6% to $4.9 million for the quarter ended September 30, 2000. As the size of operations has increased, additional costs at the corporate level, particularly in personnel, have been necessary to support the growth. Expenses for the nine months ended September 30, 2000 increased 66.1%. The growth is due to the corporate expansion as previously mentioned.

    Operating income for the segment was down $3.6 million for the third quarter of 2000 as compared to third quarter 1999. This decline is due to the increased operational costs at the corporate level to support the overall business growth. For the nine months ended, operating income is down

$6.2 million to a loss of $9.2 million. As with the quarter, increased corporate expenses caused the decrease.

OTHER INCOME STATEMENT ITEMS

    Interest expense grew $5.7 million, 42.6%, for the quarter ended September 30, 2000 as compared to 1999. Borrowings at the corporate level increased in order to fund continued investments in subsidiaries and general operating needs and accounted for 41% of the increase. Nonrecourse borrowings in the propane segment also increased to fund continuing operations and the associated increased interest expense accounted for 44.7% of the consolidated increase over third quarter 1999. For the nine months ended September 30, 2000, interest expense increased $16.1 million to $55.2 million as compared to 1999. The increase was predominantly due to corporate borrowings for investment and operational purposes which accounted for 34.6% of total interest expense. Nonrecourse borrowings available in 2000 at the HVAC and communications levels added a combined $5.4 million to the increase expense while borrowing in the propane segment for operational needs accounted for the remainder.

    Investment income and other for the quarter ended September 30, 2000 increased 60.2% as compared to 1999. The $641,000 increase is due investment of available cash in 2000 versus 1999 and other expense classifications at the communications segment level. For the nine months ended, income increased 14.7% as a result of stock sales in 2000 and other expense reclassifications within communications segment.

    Income tax expense decreased $1.5 million for the third quarter of 2000, in comparison to third quarter 1999. The decline is directly related to the decrease in operating income between the quarters, particularly within the communications and propane segments. Income tax expense for the nine months ended September 30, 2000, declined $6.1 million from expense of $14.1 million for the nine months ended September 30, 1999. The overall decrease in taxable income, particularly within the HVAC, communications, and propane segments, attributed to the decline.

    Minority interests are the portion of the net income or loss after preferred dividends related to the Corporation's preferred stock investments in Blue Dot and Expanets and earnings or losses attributable to the CornerStone public common unitholders, which are allocable to other equity holders of the minority interests. Minority interest allocations of losses for the quarter increased 85.7% to $27.5 million over allocations for the quarter ended September 30, 1999. Larger losses within the communications segment accounted for over 70% of the increase. For the nine months ended September 30, 2000, income from allocated losses increased from $13.5 million in 1999 to $52.3 million. Increased losses mainly in the propane and communications segments contributed to the increase.

LIQUIDITY & CAPITAL RESOURCES

OPERATING ACTIVITIES

    Operations produced cash flows of $111.2 million for the nine months ended September 30, 2000, an increase of 129.3% or $62.7 million versus operating cash flows of $48.5 million for nine months ended September 30, 1999. The increase is primarily due to increases in the communications operations as a result of the Lucent GEM transaction. Cash and cash equivalents and investment securities totaled $212.9 million and $125.7 million at September 30, 2000 and 1999. The Corporation believes it has adequate liquidity through the generation of operating cash flows, holdings of marketable securities and existing credit facilities, as well as the ability to access debt and equity capital markets to support continued business operations.

INVESTING AND FINANCING ACTIVITIES

    The Corporation's primary investing focus during the period was on the continued strategic development and growth of Blue Dot and Expanets. In order to fund these activities as well as general business operations, the Corporation maintains lines of credit and commercial paper which provide an aggregate $274.5 million for business use. At September 30, 2000, no commercial paper was outstanding and $55 million of the lines of credit were drawn and outstanding. After consideration of debt covenants, $219.5 million was available for use.

    On September 21, 2000, the Corporation completed a private placement of $150 million principal amount of floating rate notes. Net proceeds of $149.6 million were received and used to repay a portion of the debt outstanding from the lines of credit. The notes mature September 21, 2002, bearing interest at LIBOR plus .75%, with early repayment options beginning March 2001.

    In order to provide continued funding of CornerStone's growth strategy and customer service orientation, CornerStone took steps to secure funding for its anticipated needs through Fiscal 2002. Effective June 30, 2000, CornerStone obtained certain amendments and the continued commitment of its revolving credit lenders to make available up to $110 million in advances, including up to $75 million in working capital advances and up to $35 million in acquisition advances. CornerStone had $60 million outstanding under its working capital and acquisition lines at September 30, 2000. As part of these arrangements, CornerStone's general partner, a subsidiary of the Corporation, has agreed to provide a guaranty and stand-by commitment to purchase up to approximately $60 million of secured loans, classified as nonrecourse on the consolidated September 30, 2000 balance sheet, from the bank group under certain circumstances. In connection with this commitment, CornerStone's independent Audit Committee approved the payment to the general partner with a combination of consideration, including a cash commitment fee and warrants to purchase common units at a nominal exercise price, that will meet the Corporation's targeted returns for invested capital. These arrangements, together with existing equity and debt funding resources, are expected to provide adequate sources of capital to meet CornerStone's operating needs through Fiscal 2002.

    Blue Dot's Credit Facility (nonrecourse to the Corporation) provides for up to $135 million to fund acquisitions and for general business purposes. Blue Dot had $52.9 million outstanding on their Facility, and based on current covenant requirements, no additional borrowings are available at September 30, 2000. Expanets maintains a $25 million line of credit which matures in February 2001. There were no borrowings outstanding and all was available at September 30, 2000.

    On March 31, 2000, Expanets completed a transaction to purchase the Lucent GEM business. In order to partially finance this transaction, the Corporation purchased an additional $64.0 million of Expanets' preferred stock with cash. In addition, Expanets issued a $35 million subordinated note and a $15 million convertible note. The $35 million note is nonrecourse to the Corporation and due March 31, 2001. The $15 million convertible promissory note (nonrecourse to the Corporation) is due March 31, 2003 and at the election of the Corporation may be paid in cash, converted to Expanets Series D Preferred Stock, NorthWestern Common Stock, or a combination of cash and NorthWestern Common Stock. Any additional future working capital and capital expenditure requirements are anticipated to be funded by nonrecourse facilities obtained at the Expanets level.

    On October 2, 2000, the Corporation announced it had entered into a definitive agreement to acquire The Montana Power Company's (NYSE:MTP) energy distribution and transmission business for approximately $1.1 billion which includes the assumption of $488 million of debt of The Montana Power company. The Corporation has obtained a commitment for a $850 million facility, with a term of two years following the closing date, to finance the transaction. The acquisition is anticipated to close in the first half of 2001.

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

    Maintenance capital expenditures for the nine months ended September 30, 2000 and 1999 were $21.6 million and $19.5 million. Expenditures are continually reviewed and are subject to change as a result of changing economic conditions, variations in sales, investment opportunities, and other ongoing considerations. Estimated annual maintenance expenditures for 2000 and 2001 are $41.2 million and $43.7 million. This represents an increase over prior years due to anticipated future expenditures related to the Lucent GEM acquisition, growth through acquisitions, and ongoing maintenance needs.

    Capital requirements for long-term debt due within one year of the balance sheet date, including nonrecourse debt of subsidiaries, are expected to be $53.1 million. The Corporation anticipates that existing investments and marketable securities, internally generated cash flows and available external financing will be sufficient to meet future capital requirements.

    The Corporation will continue to review the economics of retiring or refunding remaining long-term debt and preferred stock to minimize long-term financing costs. The Corporation may continue to make investments in CornerStone, Blue Dot and Expanets. The Corporation had invested $429.5 million through September 30, 2000 in Blue Dot and Expanets. Also, the Corporation may make other significant acquisition investments in related or other industries including regulated utility operations that might require the Corporation to raise additional equity and/or incur debt financings, which are therefore subject to certain risks and uncertainties.

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

COMPETITION AND BUSINESS RISK

    NorthWestern and its partner entities are leading providers of value-added, integrated services and solutions to over two million residential and business customers nationwide. Our strategy will continue to focus on the expansion of our existing growth initiatives, both through internal growth and acquisitions and through the integration of other value-added services. We also intend to seek investment opportunities in other existing or emerging growth industries within the energy and telecommunications sectors. While these strategic development and acquisitions activities can involve increased risk, we believe they offer the potential for enhanced investment returns. The Corporation's growth strategy will be subject to certain risks and uncertainties, including the future availability of market capital to fund development and acquisitions, our ability to develop or acquire suitable businesses, our responses to increased competition, our ability to attract, retain and train skilled team members, governmental regulations, including the terms associated with obtaining regulatory approvals, and general economic conditions, some of which factors are discussed in further detail below. Our acquisition activities involve the risk of successfully integrating acquired companies, including the adequacy and efficiency of information systems, business processes and related support functions. The Corporation has taken and continues to take steps to address and mitigate such risks. There are no assurances that such efforts will be sufficient to meet the future needs of the Corporation. Future changes in accounting rules and regulations, such as those related to the proposed reduction in the maximum goodwill life from 40 to 20 years and consolidated financial reporting requiments could also have a material impact upon the Corporation's future financial statement presentation, results from operations and financial position.

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

    Commodity price risk arises from the risk of price changes in the commodities that CornerStone buys and sells and as a consequence of providing price risk management services to customers. Futures and forward contracts are utilized to alter CornerStone's exposure to price fluctuations related to the purchase of propane, natural gas, and crude oil. In the past, price changes have generally been passed along to CornerStone's customers to maintain gross margins, mitigating the commodity price risk. CornerStone enters into advance purchasing instruments to lock into purchases when prices are deemed favorable by management.

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

ELECTRIC AND NATURAL GAS

    The electric and natural gas industries continue to undergo numerous transformations, and the Corporation is operating in an increasingly competitive marketplace. The Federal Energy Regulatory Commission (FERC), which regulates interstate and wholesale electric transmissions, has issued Order No. 2000 and Order No. 2000-A designed to open up transmission grids and mandate owners of transmission assets to allow others equal access to utility transmission systems and prompts the formation of regional transmission organizations (RTO's) to control and operate interstate transmission facilities. In response to FERC Order No. 2000, the Corporation filed in October 2000 its Order No. 2000 Compliance Filing with FERC detailing options it is pursuing in order to participate in an RTO, including participation in the investigation of the formation of the Crescent Moon Regional Transmission Entity as well as the pursuit of various options associated with joining the MISO.

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

    The Corporation complies with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation.' SFAS 71 provides for the financial reporting requirements of the Corporation's regulated electric and natural gas operations, which requires specific accounting treatment of certain costs and expenses that are related to the Corporation's regulated operations. Criteria that could give rise to the discontinuance of SFAS 71 include 1) increasing competition that restricts the Corporation's ability to establish prices to recover specific costs and 2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Corporation periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Corporation believes that its regulatory assets, including those related to generation, are probable of future recovery. This evaluation of recovery must be updated for any change, which might occur in the Corporation's current regulatory environment.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Statements made in the 10-Q may include certain forward-looking statements within the meaning of the safe-harbor provisions of the Securities Exchange Act of 1934; these forward-looking statements are subject to various risks and uncertainties. The factors that could cause actual results to differ materially from the projections, forecasts, estimates, and expectations discussed herein may include factors that are beyond the Corporation's ability to control or estimate precisely, such as estimates of future market conditions, the behavior of other market participants, and the actions of the federal and state regulators. Other factors include, but are not limited to, actions in the financial markets, weather conditions, economic conditions in the service territories, fluctuations in energy-related commodity prices, the terms associated with obtaining regulatory approvals, other marketing efforts, and other uncertainties. Other risk factors are detailed from time to time in the Corporation's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. The Corporation does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this 10-Q.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    Exhibit 27—Financial Data Schedule UT (SEC only)

    (10)  MATERIAL CONTRACTS

  (b)
  Reports on Form 8-K

    NorthWestern Corporation filed a Current Report on Form 8-K with the SEC on October 3, 2000 to disclose under Item 5 of the Report a press release issued by NorthWestern Corporation on October 2, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWESTERN CORPORATION (Registrant)
Date: November 13, 2000	By:	/s/ DAVID A. MONAGHAN David A. Monaghan Controller and Treasurer

QuickLinks

Common Stock, Par Value $1.75 23,118,893 outstanding at November 6, 2000
Corporation-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts, Liquidation Amount $25.00 3,500,000 shares outstanding at November 6, 2000
INDEX
PART 1. FINANCIAL INFORMATION Item 1. Financial Statements NORTHWESTERN CORPORATION CONSOLIDATED BALANCE SHEETS (Unaudited) (In Thousands)
NORTHWESTERN CORPORATION CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts) (Unaudited)
NORTHWESTERN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)
Three Months Ended September 30, 2000
Three Months Ended September 30, 1999
Three Months Ended September 30
Three Months Ended September 30
Nine Months Ended September 30, 2000
Nine Months Ended September 30, 1999
Nine Months Ended September 30
Nine Months Ended September 30
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
NORTHWESTERN CORPORATION PART II