Form 10-K405
period 2000-12-31
NORTHWESTERN CORP
filed 2001-04-02
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2000

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

605-978-2908
(Registrant’s telephone number)

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
Preferred Stock, Par Value $100
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant.

$541,493,895 as of March 23, 2001

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Common Stock, Par Value $1.75
23,471,777 shares outstanding at March 23,  2001

DOCUMENTS INCORPORATED BY REFERENCE:

2000 Annual Report to Shareholders . . . . .Parts I and II
Proxy Statement for 2001 Annual Meeting . . . . .Part III

REPORT CONTENTS

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including, without limitation, statements in ITEM 1, under the headings “GENERAL OVERVIEW OF BUSINESS”; “INDUSTRY OVERVIEW”; “PRODUCTS AND SERVICES”; “COMPETITION”; “SEASONALITY”; “SOURCES OF SUPPLY”; “ADDITIONAL BUSINESS INFORMATION” including “BUSINESS RISK”, “ENVIRONMENTAL” and “REGULATION”; in ITEM 3 under the heading “LEGAL PROCEEDINGS”; and in ITEM 7 under the heading “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”; include statements relating to expectations of future financial performance, continued growth, dividend policy, liquidity and the impact of changes in interest rates and energy-related commodity prices, constitute ‘forward-looking statements’ within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements involve inherent risks and uncertainties.  When used in this Form 10-K, the words “expects”, “anticipates”, “estimates”, “believes”, “no assurance” and similar expressions and statements made in the future tense are intended to identify such forward-looking statements that involve risks and uncertainties. A number of important factors which are difficult to predict and many of which are beyond the control of NorthWestern Corporation, could cause actual results to differ materially from those implied by the forward-looking statements, within the meaning of the “safe harbor” provisions of the Securities and Exchange Act of 1934, as amended.  These forward-looking statements are subject to various risks and uncertainties.  These factors include, but are not limited to, the adverse impact of weather conditions; unscheduled generation outages; maintenance or repairs; unanticipated changes to fossil fuel or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments, development in the federal and state regulatory environment, and the terms associated with obtaining regulatory approvals the rate of growth and economic conditions in the service territories served by NorthWestern Corporation and its subsidiaries and affiliates; the speed and degree to which competition enters NorthWestern Corporation’s industries; the timing and extent of changes in interest rates and fluctuations in energy-related commodity prices; risks associated with acquisitions and integration of acquired companies, including acquired companies not performing to expectations, greater than anticipated difficulties in achieving cost savings and synergies, difficulties in integrating operations of acquired companies and the loss of key management personnel; changes in customer usage patterns and preferences; as well as changing conditions in the economy, capital markets and other factors as identified from time to time in NorthWestern Corporation’s filings with the Securities and Exchange Commission.

ITEM 1.  BUSINESS

General Overview of Business.  NorthWestern Corporation and its partner entities are leading providers of value-added energy and communications services and solutions to residential and business customers nationwide.  Our dramatic growth is attributable to our focused commitment to expanding energy and converging communications markets in the United States.  Our strategic focus is on direct customer relationships where we can provide value-added service integration, which we believe offers us the opportunity to achieve higher sustainable operating results and build greater shareholder value over time.  Through the commitment and initiative of our team members, we are reinventing customer service, redefining business solutions, and sharing core values and strategic vision with the aim to be “America’s Best Service and Solutions Experience”-SM- in the energy and communications sectors.  NorthWestern and its partner entities discussed herein include:

*	Expanets, Inc. (“Expanets”), a Delaware corporation, provides integrated communication and data solutions and network services to small and medium-sized businesses, with operations in 213 locations in 50 states;

*	NorthWestern Public Service (“NPS”), a division of the Company, provides competitive, reliable electric and natural gas service and other value-added services to approximately 140,000 customers in the upper Midwest.

*	CornerStone Propane Partners, L.P. (“CornerStone”), a publicly traded master limited partnership (NYSE CNO), the nation’s fifth largest publicly held retail propane distributor, provides services to more than 480,000 residential, commercial, industrial and agricultural customers from 270 customer service centers in 34 states; and

*	Blue Dot Services, Inc. (“Blue Dot”), a Delaware corporation, provides air conditioning, heating, plumbing and related services, with operations at 77 locations in 27 states;

NorthWestern Growth Corporation (“NorthWestern Growth”), a wholly-owned subsidiary of the Company, is the strategic development and investment capital arm of NorthWestern.  Its mission is to implement development, investment, acquisition and operations initiatives on behalf of NorthWestern and its partner entities to achieve long-term value creation.  To accomplish these objectives, NorthWestern Growth seeks to: (i) acquire, develop and expand into new businesses in the energy and communications sectors to complement our existing operations and expand our customer base; (ii) partner with premier, growth-oriented and entrepreneurial management teams in each sector of our business operations; (iii) integrate additional products, services and solutions into our growing customer base; and (iv) maximize growth and financial performance of investments and acquired businesses.

Since its formation in 1994, NorthWestern Growth has implemented a dynamic acquisition and investment program (including the formation and initiation of the Blue Dot, CornerStone and Expanets investment strategies) to support NorthWestern’s plan of becoming the premier provider of value-added energy and communications services and solutions across America.  NorthWestern Growth intends to continue building NorthWestern and its partner entities by expanding into additional industries and markets offering high growth potential consistent with NorthWestern’s strategic vision.

NorthWestern was incorporated under the laws of the state of Delaware in 1923.  Our executive offices are located at 125 S. Dakota Avenue, Sioux Falls, South Dakota 57104, our telephone number is 605-978-2908, and our web site is located at www.northwestern.com.  The web sites for the partner entities are located at www.expanets.com, www.northwesternonline.com, www.CornerStonepropane.com, and www.bluedotdirect.com.

In this report, the terms “Company” and “NorthWestern” as well as the terms “our,” “we,” and “its,” are sometimes used as abbreviated references to NorthWestern Corporation, individual partner entities or, collectively, NorthWestern Corporation and its partner entities.

Financial Information about Industry Segments.  Financial information about industry segments is incorporated by reference to Note 14 of the “Notes to Consolidated Financial Statements” on page 37 of the Company’s 2000 Annual Report, filed as Exhibit 13 hereto.

COMMUNICATIONS, NETWORK SERVICES AND DATA SOLUTIONS
EXPANETS, INC.

Expanets provides integrated communications, network services and data solutions to small and medium-sized business customers in the United States.  We design, procure, implement, maintain and monitor voice, video and data systems, which provide connectivity for our customers.  Expanets' areas of expertise include voice networking, data networking, Internet connectivity, messaging systems, advanced call processing applications, computer telephony, network management, carrier services and e-business enablement.

On March 31, 2000, Expanets purchased the Growing and Emerging Markets ("GEM") division of Lucent Technologies' Enterprise Network Group.  The transaction involved the transfer of Lucent’s 700,000 U.S. small and mid-sized business customers to Expanets, together with approximately 1,800 Lucent sales and sales support personnel.  Expanets is selling Avaya, Inc.’s (the new public company to which Lucent contributed its enterprise networking business on June 27, 2000) wide range of award-winning products and software for small and mid-sized businesses, including the PARTNER™ Advanced Communication System, the MERLIN MAGIX™ Integrated System, Guestworks Systems and DEFINITY™ solutions and messaging solutions, and expects to sell future Avaya enterprise products developed and manufactured for the identified small and mid-sized business.  As a result of the GEM acquisition, in which Avaya obtained a significant equity ownership interest in Expanets, we believe Expanets is the nation's largest provider of networked communication solutions to mid-market businesses and Avaya's largest partner in North America.  The acquired division generated 2000 sales of approximately $800 million dollars (for the nine months following the close of the transaction).  The primary market for the acquired division is the United States.  Management believes the acquisition accelerates Expanets’ strategy to become the premier, total networked communications and data solutions resource for mid-market customers.  In light of Avaya’s strategy to use multiple independent distribution channels to better serve the needs of the small and medium-sized customer, the ongoing relationship with Avaya will afford Expanets with access to the most current Avaya enterprise networking technologies and products.  This, in turn, will enable Expanets to better serve the communications and data needs of its customer base.

NorthWestern Growth formed Expanets in late 1997 under the name of Communication Systems USA, Inc., and in February 1999 changed its name to Expanets.  Expanets’ acquisitions are effected utilizing a combination of cash, notes and Expanets stock.  Through the use of different classes of capital stock, NorthWestern Growth controls approximately 98% of the voting common and preferred stock (as of December 31, 2000).  Additional information relating to the investment in Expanets is incorporated by reference to Note 2 of “Notes to Consolidated Financial Statements” on page 31 of NorthWestern's 2000 Annual Report, filed as Exhibit 13 hereto.

We believe there are significant opportunities to continue our growth and increase our profitability in the mid-market communications sector.  The key elements of Expanets operating strategy are: (i) providing superior, high quality service in a professional manner; (ii) expanding the service and solutions offerings of the acquired GEM business to focus on higher growth and higher margin services, such as network services, data solutions, converging network solutions and e-business enablement;  (iii) continuing existing supply relationships and developing new supply relationships with the leading technology companies; (iv) educating our employees on types and sources of new voice, network and data technologies to better serve the unique needs of our customers, (v) enhancing web and e-commerce application delivery capabilities, both internally and externally; (vi) achieving operating efficiencies; (vii) integrating ‘best practices’ activities; and (viii) attracting and retaining quality team members.  In this regard, Expanets plans to transform the Avaya acquisition into an integrated organization through common business formats, common employee benefits, common information systems, national brand identity, and financial system integration.  We believe it may take several years to effectively accomplish this integration.

INDUSTRY OVERVIEW

In the current environment of rapid development of the Internet and accelerating technological change, businesses increasingly depend upon technology-based solutions to enhance their competitive position and to improve the products and services they provide to their customers.  The network services market is growing rapidly because of the increase in the number, size and complexity of networks, resulting from the use of the Internet and e-business, the convergence of voice and data, and the need to integrate new and evolving technologies.  This situation has made it challenging for businesses to integrate and deploy the most reliable and responsive communications and data networks, customized to their needs in a cost-effective manner.

The growth in data networking and anticipated continued convergence of data networking and established voice networking into a single network using Internet protocol (“IP”) technology are expected to equal and then surpass the voice networking market segment.  Factors driving this growth are:  rapid development globally of the use of the Internet; use of corporate intranets; remote access by mobile workers; the economics of IP networking over traditional circuit switchboard architectures; networks linking companies with their strategic partners, vendors, other enterprises, and customers; use of video conferencing; and reliance on client/server based applications and local area computing structures.  The large numbers of users and the increased amount of data generated by these applications has increased traffic and placed higher demand on networks.  Thus, the technology underlying networks has become very complex.  The implementation of these technologies requires significant expertise.  Faced with a shortage of qualified technical resources and great demands to implement the latest technology while ensuring the reliability, performance and security of these systems, customers are increasingly relying on outside vendors to provide the necessary resources.  Because of the rapid technological changes in communications networking, and as companies focus on their core competencies, businesses are increasingly looking to third parties for access to specialized technical skills and rapid implementation of communications and data networking solutions.

According to the Gartner Group, business-to-business (“B2B”) e-commerce will grow at aggressive rates through 2004.  This form of business is forecast to grow from $145 billion in 1999 to $7.29 trillion in 2004.  Projections show that the worldwide B2B market will reach $403 billion in 2000, increasing to $953 billion in 2001.  Key drivers of growth are rapid technological change, converging networks and a trend toward outsourcing due to the complex nature of communications networks.

PRODUCTS AND SERVICES

Expanets is the nation’s largest provider of networked communications solutions to small and mid-sized business customers.  From call centers and messaging, voice, data and video integration, and web-enablement to voice and data network design and engineering, system installation and support, Expanets seeks to be a single, total-solution resource for its customers.  Expanets' relationships with a wide range of leading technology companies (including Expanets’ strategic relationship with Avaya arising from the GEM acquisition) position it to deliver the most appropriate solutions to each customer.  Because Expanets is a solutions provider and distributor and not a manufacturer, we are able to design the best solution and select the best products to meet a customer’s unique requirements.  Expanets goes beyond the usual service expectations by uniquely providing a Maintenance Guarantee that guarantees on-site response time, a Price Protection Guarantee on the price of component parts, an Obsolescence Guarantee, and a Guarantee of Maintenance Agreement Continuity.  The following products and services are included in the portfolio of customer solutions Expanets offers:

•	Voice, data and video integration

•	Network integration and support

•	Premise switching equipment

•	Interactive voice response equipment

•	Voice message systems design and engineering

•	Data networking systems design and engineering

•	Call center design and system installation and support

•	Local and long distance voice telephone services

•	Data services

•	Internet services

•	Web-enablement

COMPETITION

The market served by Expanets in the communications, data services and network solutions industry is a highly competitive market and subject to rapid technological and competitive change.  The principal competitive factors include (i) market acceptance of the products, services and technology solutions Expanets provides, (ii) pending and future legislation affecting the Internet, communications and data industry, (iii) name recognition and market share, and (iv) our ability to provide integrated communications and data solutions for customers in a dynamic industry.  Many of Expanets’ competitors in the communications business are small, owner-operated companies typically located and operating in a single geographic area.  Certain of these smaller competitors may have lower overhead cost structures and, consequently, may be able to charge lower rates for their services.  There are a number of large, integrated national and multi-national companies engaged in providing commercial services in the service lines in which we focus (including Avaya and the regional Bell operating companies), some of which also manufacture and sell directly the products that Expanets services and sells.  Future competition may be encountered from other newly formed or existing public or private service companies with aggressive acquisition and/or marketing programs.  Certain of Expanets’ competitors may have greater financial resources to finance acquisition and internal growth opportunities and may be willing to pay higher prices than Expanets for acquisition opportunities.  Certain products and services offered by Expanets are manufactured or supplied by others and involve the risk of partial reliance upon third party systems and services, as well as risks associated with the need to integrate services and solutions across networks, platforms and equipment manufactured or supplied by various companies.

Expanets competes on the basis of the depth and breadth of services and products offered; our ability to provide innovative, timely, and cost-effective solutions to customers’ needs; our ability to integrate communications and data networking systems as the related technologies continue to converge; and our reputation for providing a high level of ongoing customer service.

TEAM MEMBERS

As of December 31, 2000, Expanents employed approximately 4,000 team members, whom it calls "associates."  We consider Expanets' relations with team members to be good.  Approximately 102 team members are covered by collective bargaining agreements.

ELECTRICITY AND NATURAL GAS DISTRIBUTION BUSINESS
NORTHWESTERN PUBLIC SERVICE

NPS, a division of NorthWestern, provides competitive, reliable electric and natural gas service and value-added services to customers in the upper Midwest.  As of December 31, 2000, we provided electricity to 57,244 customers in South Dakota and natural gas to 81,740 customers in South Dakota and Nebraska.  Electric and natural gas revenues accounted for 2.5% of all revenues for NorthWestern in 2000.

NPS is qualified to conduct its electric and natural gas business in the states of South Dakota and Nebraska.  We currently serve no electric customers in Nebraska.

RECENT EVENTS

On October 2, 2000, the Company announced that it had entered into a definitive agreement to acquire The Montana Power Company’s (“MPC”) energy distribution and transmission business for approximately $1.1 billion, including the assumption of approximately $488 million in existing MPC debt.  Upon the closing of this transaction, the Company will own (i) approximately 6,800 miles of transmission lines that serve the western two-thirds of Montana, (ii) 15,000 miles of electric distribution lines that serve 36 of Montana’s 56 counties, (iii) 269 electrical substations, (iv) approximately 2,000 miles of natural gas transmission lines, with strategic interconnections with numerous interstate natural gas pipelines, and (v) 3,300 miles of underground natural gas distribution pipelines that serve 28 of Montana’s 56 counties.  The MPC transaction is subject to the satisfaction of numerous conditions including, but not limited to, required Montana Public Service Commission and Federal Energy Regulatory Commission regulatory approvals, MPC shareholder approval and federal antitrust determinations, as well as customary closing conditions.  While closing of this transaction is anticipated in mid-2001, there can be no assurance that this transaction will be consummated.

PRODUCTS, SERVICES AND OPERATIONS

Electric Operations.  Pursuant to the South Dakota Public Utilities Act, the South Dakota Public Utilities Commission (“PUC”) assigned as NPS electric service territory certain communities and adjacent rural areas in which we provide electric service in South Dakota.  This gives NPS the right to provide fully bundled services to each present and future electric customer within that assigned territory for so long as the service provided is adequate.  As of December 31, 2000, NPS provided retail electricity to 108 communities in South Dakota with a combined population of approximately 98,403 people.  That service territory spans more than 26 counties in South Dakota, where economic growth is believed to be modest.  Electric energy sales constituted 1.2% of all revenue of NorthWestern for 2000, as compared to 2.8% in 1999 and 6.6% in 1998.  NPS' electric revenues during the past three years have grown from $78,400,000 to $86,600,000.  During 2000, NPS revenues were divided among its customer classes as follows:  residential – 28%; commercial – 34%; industrial – 12%; wholesale – 25%; and other – 1%.  Sales for resale primarily include power pool sales to other utilities.  Power pool sales fluctuate from year to year depending on a number of factors, including the availability of excess short-term generation and the ability to sell the excess power to the other utilities in the power pool.  NPS also sells energy at wholesale to the cities of Miller, Langford and Bryant, South Dakota, for resale, and power to various governmental agencies such as the State Correctional Facility at Springfield, the Human Services Center at Yankton and the State Developmental Facility in Redfield, all in South Dakota.

NPS shares with Otter Tail Power Company (“Otter Tail”) and Montana-Dakota Utilities Co. (“MDU”) in the ownership of the Big Stone Generating Station (“Big Stone”), located near Big Stone City in northeastern South Dakota.  In North Dakota, NPS jointly maintains transmission facilities to interconnect with electric transmission lines of other utilities and shares in the ownership of the Coyote I Electric Generating Plant (“Coyote”), located near Beulah, North Dakota with MDU, Otter Tail and the Northern Municipal Power Agency.  In Iowa, NPS shares in the ownership of Neal Electric Generating Unit No. 4 (“Neal”) located near Sioux City, Iowa, with MidAmerican Energy Company, Valiant Power, Corn Belt Power Cooperative, Northeastern Iowa Power Cooperative, and nine other companies.  Big Stone and Neal are fueled by sub-bituminous coal, while Coyote is fueled by lignite coal.  The fuel is provided through various length fuel supply contracts with several coal companies.  Additionally, NPS owns peaking/standby generating units, fueled by natural gas and/or fuel oil, installed at nine locations throughout the service territory.

NPS contracts with the Western Area Power Administration ("WAPA") for transmission of electricity from Big Stone and Neal to its service area through 7 points of interconnection on WAPA’s system.  The 20-year term of that contract ended on December 31, 2000, and WAPA elected not to extend or renew the contract.  On December 29, 2000, NPS and WAPA executed a new agreement for network integrated transmission service.  The term of this agreement is 10 years.  The new agreement will result in NPS’ transmission costs increasing by approximately $3.0 million per year.  The agreement, however, contains an offset mechanism to this cost increase that is linked to the annual dollar amount of capital investment NPS makes in its integrated transmission system.  To the extent NPS elects not to invest in its transmission system, the agreement penalizes NPS by increasing the annual transmission change.  These increases, however, are capped such that NPS’ maximum transmission charge cannot exceed $6.0 million per year.

In order to provide for forecasted load growth during the next few years, the evaluation of additional generating capacity requirements is ongoing.  The 1999 evaluation resulted in a contract for purchased capacity to provide for adequate generating reserves through the year 2003.  Because the availability of existing capacity that can be purchased in the region is declining and costs are rising, we will continue to evaluate all available options, including installing new units, to meet future requirements.

As of December 31, 2000, the aggregate net summer peaking capacity of all NPS-owned electric generating units was 327,419 kw, consisting of 106,830 kw from Big Stone (23.4% share), 42,700 kw from Coyote (10.0% share), 54,690 kw from Neal (8.7% share), and 123,199 kw from combustion turbine units and small diesel units, used primarily for providing electric power during peak demand periods.  In addition to those plant facilities, NPS has entered into agreements to purchase up to 28,000 kw of firm summer capacity from other Midcontinent Area Power Pool (MAPP) utilities to assist in meeting peak demands during the summers of 2001-2003.

NPS is a summer peaking utility.  The 2000 peak demand of 286,622 kw occurred on August 14, 2000.  Total system capability at the time of peak was 339,070 kw, resulting in a reserve margin for 2000 of 18.3%.  The minimum reserve margin requirement as determined by the members of MAPP, of which NPS is a member, is 15%.

MAPP is an area power pool arrangement consisting of utilities and power suppliers having transmission interconnections located in a 9-state area in the North Central region of the United States and in two Canadian provinces.  The objective of MAPP is to accomplish coordination of planning and operation of generation and interconnecting transmission facilities to provide reliable and economical electric service to members' customers, consistent with reasonable utilization of natural resources and protection of the environment.  While benefiting from the advantages of the planning, coordination, and operations of MAPP, each member has the right and obligation to own or otherwise provide the facilities to meet its own requirements.  The terms and conditions of the MAPP agreement and transactions between MAPP members are subject to the jurisdiction of the Federal Energy Regulatory Commission (“FERC”).  NPS also has interconnections with the transmission facilities of Otter Tail, MDU, Xcel Energy Corporation, Inc., and WAPA and has emergency interconnections with transmission facilities of East River Electric Cooperative, Inc. and West Central Electric Cooperative.  These interconnections and pooling arrangements enable us to arrange purchases or sales of substantial quantities of electric power and energy with other pool members and to participate in the benefits of pool arrangements.

NPS continues to update the load forecast portion of its integrated resource plan to identify how to meet the future electric energy needs of its customers.  The plan includes estimates of customer usage and programs to provide for economic, reliable, and timely supplies of energy.

Lignite and sub-bituminous coal were utilized as fuel for virtually all of the electric energy generated during 2000.  NPS' fuel costs have remained relatively stable.  The average cost by type of fuel burned is shown below for the periods indicated:

				% of 2000 Megawatt Hours Generated
	Cost Per Million BTU
	Year Ended December 31
Fuel Type	1998	1999	2000
Sub-bituminous - Big Stone	$.96	$.95	$.96	53.4
Lignite - Coyote**	.89	.82	.83	18.1
Sub-bituminous – Neal	.73	.74	.80	28.0
Natural Gas	2.57	2.78	5.40	*
Oil	4.17	4.23	4.31	*

           *Combined for approximately 0.5 percent.
          **Includes pollution control reagent.

During 2000, the average delivered cost per ton of fuel for NPS' base load plants were $10.34 at Coyote, $17.77 at Big Stone and $13.01 at Neal.  Such amounts include severance taxes imposed by the state of North Dakota and a production tax imposed by the state of Wyoming.  While the effect on NPS fuel costs of future changes in severance or production taxes cannot be predicted, any changes in fuel costs are passed on to customers through the operation of NPS' adjustment clause.

The continued delivery of lignite and sub-bituminous coal to the three base load plants is reasonably assured by contracts covering various periods of the operating lives of these units.  The Big Stone facility currently burns Wyoming sub-bituminous coal supplied under a contact that expires at the end of 2002.  The contract for delivery of lignite to Coyote, which expires in 2016, provides for an adequate fuel supply for the estimated economic life of that plant.  Neal receives Wyoming sub-bituminous coal under multiple firm and spot contracts with terms up to several years in duration.

Following test burns at various times during the 1990’s, the Big Stone owners received approval from the South Dakota Department of Environment and Natural Resources to burn a variety of alternative fuels, including tire derived fuel and refuse derived fuel.  The quantity of alternative fuels that was burned in 2000 was approximately 3.9% of the total fuel consumption at the plant.

The fossil fuel supplies for Big Stone and Neal are delivered via unit trains belonging to the respective plants' owners and locomotives of the Burlington Northern/Santa Fe Railroad and the Union Pacific Railroad, respectively.  The lignite supply for Coyote is delivered via conveyor at this ‘mine-mouth’ plant.  While NPS has no firm contract for diesel fuel for its other electric generating plants, it has been able to purchase diesel fuel requirements in recent years from local suppliers and currently has in storage an amount adequate to satisfy its normal requirements for such fuel.

During 2000, NPS received PUC and FERC regulatory approval on the accounting treatment of the proceeds from the favorable results of an arbitration proceeding between the Coyote owners and the Knife River Coal Mining Company.  The approval authorized NPS to recover arbitration costs of $236,774 while crediting retail and wholesale customers with $680,513 through NPS’ adjustment clause.  The latter amount passes through to NPS’ customers damage amount paid by Knife River in the arbitration proceeding.  NPS continues to credit its customers with lower fuel costs as a result of the arbitration decision.

Additional information relating to jointly owned plants is incorporated by reference to Note 6 of the “Notes to Consolidated Statements” on page 34 of the Company's 2000 Annual Report to Shareholders, filed as an Exhibit 13 hereto.

Natural Gas Operations. NPS has nonexclusive municipal franchises to provide natural gas service in 4 Nebraska and 57 South Dakota communities.  The maximum term permitted under Nebraska law for such franchises is 25 years while the maximum term permitted under South Dakota law is 20 years.  Our policy is to seek renewal of a franchise in the last year of its term.  We have never been denied the renewal of any of these franchises, and do not anticipate that any future renewals will be denied.  Natural gas service generally consists of fully bundled services, although certain large commercial and industrial customers, as well as wholesale customers, may buy the natural gas commodity from another provider and utilize the distribution utility's transportation service to their facility.  NPS transports natural gas for its unregulated affiliate, NorthWestern Services Group, Inc. (“NSG”) and for other gas suppliers and marketers.

The total population in the communities served, according to the 1990 census, was 193,855.  Purchase adjustment clauses contained in South Dakota and Nebraska tariffs allow us to reflect increases or decreases in gas supply and interstate transportation costs on a timely basis.  During the year 2000, natural gas revenues were approximately $95,000,000.  The natural gas revenues for the previous two years were approximately $68,000,000 per year.  The $27,000,000 increase in natural gas revenues is largely attributable to higher market prices passed along to consumers, as allowed, together with a slight increase in gas volumes and the full year effect of a rate case, the effects of which were implemented in the fourth quarter of 1999.  Approximately 55% of 2000 natural gas revenues were from sales to residential customers.  The remainder of revenues were derived from sales to commercial and industrial customers.

NPS owns and operates natural gas distribution systems serving 40,425 customers in eastern South Dakota.  In 1996, it completed construction of a new natural gas pipeline in northern South Dakota which increased capacity to 15,000 MMBTU per day.  In 1999, NPS executed a service agreement with Coast Energy Group (“CEG”, the wholesale division of CornerStone) whereby CEG coordinates supply and transportation services for NPS' South Dakota gas systems.  Pipeline and storage capacity services are provided under service agreements with Northern Natural Gas Company.  These agreements provide for firm deliverable pipeline capacity of approximately 63,640 MMBTU per day in South Dakota, effective November 1, 2000.  In Nebraska, NPS owns and operates natural gas distribution systems serving 40,457 retail customers.  It purchases all of its natural gas for these systems through ONEOK Gas Marketing (“ONEOK”) under a service agreement entered in 1995 with all supply and transportation services coordinated through NSG.  These agreements provide for firm deliverable pipeline capacity of approximately 57,429 MMBTU per day in Nebraska.

A 1992 order of the FERC, Order 636, requires that all companies with interstate natural gas pipelines separate natural gas supply and production services from interstate transportation service and underground storage services.  This allows natural gas distribution companies, such as NPS, and individual customers, to purchase natural gas directly from producers, third parties, and various gas-marketing entities and transport it through the interstate pipelines.  Transportation rates on NPS' distribution systems have been designed to make NPS economically indifferent as to whether it sells and transports natural gas or merely transports natural gas.

To supplement firm gas supplies, NPS' service agreements with CEG and ONEOK also provide for underground natural gas storage services to meet the heating season and peak day requirements of its gas customers.  In addition, NPS also owns and operates five propane-air plants with a total rated capacity of 14,000 MMBTU per day, or approximately 10% of peak day requirements.  The propane-air plants provide an economic alternative to pipeline transportation charges to meet the peaks caused by customer demand on extremely cold days.

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

There are no assigned service territories for NPS'  natural gas business, and therefore competition in this industry may come from a number of sources.  Competition currently exists for commodity sales to large volume customers.  In South Dakota, NSG is the principal other entity transporting natural gas on NPS' distribution system.  Competition for delivery exists in the form of system by-pass, alternative fuel sources, (propane or fuel oil) and, in some cases, duplicate providers.  The key to our continued success is to maximize efficiency, reliability, service quality and customer satisfaction.

Competition in the natural gas industry is likely to result in the further unbundling of natural gas services.  Separate markets may emerge for the natural gas commodity, transmission, distribution, meter reading, billing and other services currently provided by utilities.  At present it is unclear when or to what extent further unbundling of utility services will occur.  It is clear, however, that to remain the consumer's provider of choice, we must provide top quality services at reasonable prices.  To prepare for the future, we must ensure that all aspects of this business are efficient, reliable, economical and customer-focused.

SEASONALITY

Seasonal temperatures can have a large impact on sales and corresponding revenues in the electric utility industry.  Prior to the 2000-2001 winter, the past 3 winters have been relatively mild in South Dakota, which has had an adverse effect on NPS electric revenues.  However, favorable sales of electricity during the summer and fall seasons have offset this effect.  We have sought to counteract seasonal revenue variations by becoming more efficient and reducing expenditures whenever possible.

One of the predominant factors affecting NPS' natural gas operations is weather patterns during the winter heating season.  Because natural gas is heavily used for residential and commercial heating, the demand for this product depends upon weather conditions.  In 2000, the 40% increase in natural gas revenues from 1999 was primarily due to a substantial increase in wholesale natural gas prices.    The cold temperatures in November and December caused a material increase in demand for natural gas.  Increased demand for natural gas nationwide because of colder temperatures and increased demand for gas for electricity generation, caused natural gas prices to increase accordingly.  NPS was allowed to pass these higher natural gas prices through to its customers.

TEAM MEMBERS

As of December 31, 2000, NPS had 311 full time and 23 part time team members.  System Council U-26 of the International Brotherhood of Electrical Workers (“IBEW”) is the bargaining entity for 215 team members, and we consider NPS' relations with team members to be good.

PROPANE BUSINESS
CORNERSTONE PROPANE PARTNERS, L.P

CornerStone is the fifth largest publicly traded (NYSE:CNO) retail propane distributor in the United States in terms of volume. As of December 31, 2000, CornerStone served more than 480,000 residential,commercial, industrial and agricultural customers from 270 customer service centers in 34 states.  Our operations are concentrated in the East Coast, South Central and West Coast regions of the United States.   For the 12 months ended December 31, 2000 (CornerStone’s fiscal year ends June 30), CornerStone had retail propane sales of approximately 282 million gallons.  The retail propane sales produce substantially higher gross margins than wholesale operations.

CornerStone, and its subsidiary, CornerStone Propane, L.P. (the “Operating Partnership”), were organized in October 1996 and November 1996, respectively. CornerStone Propane GP, Inc. and SYN Inc. are the general partners of CornerStone and the Operating Partnership. The general partners own an aggregate 2% interest as general partners, and the Unitholders (including the General Partners as holders of Subordinated Units) own a 98% interest as limited partners, in CornerStone and the Operating Partnership on a combined basis.  Through NorthWestern Growth, NorthWestern owns approximately 30% of CornerStone and, through its ownership of CornerStone Propane GP, Inc., is the Managing General Partner.  CornerStone, the Operating Partnership and its corporate subsidiaries are referred to collectively herein as the “Partnership” or “CornerStone”.

The Partnership was formed to acquire, own and operate the propane businesses and assets of SYN, Inc. and its subsidiaries ("Synergy"), Empire Energy Corporation and its subsidiaries (“Empire Energy”) and CGI Holdings, Inc. and its subsidiaries (“Coast”).  To capitalize on the growth and consolidation opportunities in the propane distribution market, NorthWestern Growth acquired the predecessor of Synergy in August 1995, then the sixth largest retail marketer of propane in the United States and, in October 1996, it acquired Empire Energy, then the eighth largest retail marketer of propane in the United States. Immediately prior to the Partnership's initial public offering (“IPO”) of Common Units in December 1996, NorthWestern Growth acquired Coast, then the 18th largest retail marketer of propane in the United States. The Partnership commenced operation on December 17, 1996, concurrently with the closing of the IPO, when substantially all of the assets and liabilities of Synergy, Empire Energy and Coast were contributed to the Operating Partnership.  Additional information relating to the investment in CornerStone is incorporated by reference to Note 2 of “Notes to Consolidated Financial Statements” on page 31 of the Company’s 2000 Annual Report, filed as Exhibit 13 hereto.

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

The retail propane business is a “margin-based” business in which gross profits depend on the excess of sales prices over propane supply costs. Sales of propane to residential and commercial customers, which account for the vast majority of CornerStone’s revenue, have provided a relatively stable source of revenue for CornerStone. Based on fiscal 2000 retail propane gallons sold, the customer base consisted of 57% residential, 19% commercial and industrial and 24% agricultural and other customers. Sales to residential customers have generally provided higher gross margins than other retail propane sales. While commercial propane sales are generally less profitable than residential retail sales, we have traditionally relied on this customer base to provide a steady, noncyclical source of revenues. No single customer accounted for more than 1% of total revenues.

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

The principal elements of CornerStone’s business strategy are to (i) extend and refine our existing service orientation; (ii) continue to pursue balanced growth through small and large acquisitions, internal growth at our existing customer service centers and start-ups of new customer service centers; (iii) enhance the profitability of our existing operations by improving delivery efficiencies, using entrepreneurially oriented local manager incentive programs, pricing decisions by the local manager and increased emphasis in non-propane activities to reduce weather dependency; and (iv) capitalize on the CEG marketing, supply and logistics business.

CornerStone has organized its operations in a manner it believes enables it to provide excellent service to customers and to achieve maximum operating efficiencies. CornerStone's retail propane distribution business is organized into divisions, which are each comprised of regions.  Each region is comprised of a number of customer service centers.  A manager supervises each division and region.  Team members located at the customer service centers in the various regions are primarily responsible for customer service, sales and delivery of product.

A number of functions are centralized at CornerStone's support locations in order to achieve certain operating efficiencies as well as to enable the team members located in the customer service centers to focus on customer service and sales.  A computer system links each of the customer service centers to the central management information system at the corporate headquarters.  This computer network system provides team members with accurate and timely information on supply cost, inventory and customer accounts.  CornerStone makes centralized purchases of propane through CEG for resale to the customer service centers, which allows it to achieve certain advantages, including price advantages, because of its status as a large volume buyer. The functions of cash management, accounting, taxes, payroll, permits, licensing, team member benefits, human resources, and strategic planning are also performed on a centralized basis.

INDUSTRY OVERVIEW

Based upon information provided by the U.S. Energy Information Administration, propane accounts for approximately 3% of household energy consumption in the United States. Propane competes primarily with natural gas, electricity and fuel oil as an energy source, principally on the basis of price, availability and portability. Propane is more expensive than natural gas on an equivalent BTU basis in locations served by natural gas, but serves as a substitute for natural gas in rural and suburban areas where natural gas is unavailable, or where portability of fuel is required. Historically, the expansion of natural gas into traditional propane markets has been inhibited by the capital costs required to expand pipeline and retail distribution systems. Although the extension of natural gas pipelines tends to displace propane distribution in areas affected, CornerStone believes that new opportunities for propane sales arise as more geographically remote neighborhoods are developed. Propane is generally less expensive to use than electricity for space heating, water heating, clothes drying and cooking. Although propane is similar to fuel oil in certain applications and market demand, propane and fuel oil compete to a lesser extent primarily because of the cost of converting from one to the other.

PRODUCTS AND SERVICES

Propane is a clean-burning energy source recognized for its transportability and ease of use relative to alternative stand-alone energy sources. Our retail propane business consists principally of transporting propane to our retail distribution outlets and then to tanks located on our customers' premises. Retail propane use falls into four broad categories: (i) residential, (ii) industrial and commercial, (iii) agricultural, and (iv) other applications, including motor fuel sales. Residential customers use propane primarily for space and water heating. Industrial customers use propane primarily as fuel for forklifts and stationary engines, to fire furnaces, as a cutting gas, in mining operations and in other process applications. Commercial customers, such as restaurants, motels, laundries and commercial buildings, use propane in a variety of applications, including cooking, heating and drying. In the agricultural market, propane is primarily used for tobacco curing, crop drying, poultry brooding and weed control. Other retail uses include motor fuel for cars and trucks, outdoor cooking and other recreational purposes, propane resales and sales to state and local governments.  CEG sells propane principally to large industrial customers and other propane distributors.

Propane is extracted from natural gas or oil wellhead gas at processing plants or separated from crude oil during the refining process. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration for ease of handling in shipping and distribution.  When the pressure is released or the temperature is increased, it is usable as a flammable gas.  Propane is colorless and odorless.  For safety purposes, an odorant is added to allow its detection in the event of a leak.  Like natural gas, propane is a clean burning fuel, making it an environmentally preferred energy source.

SOURCES OF SUPPLY

CornerStone’s propane supply is purchased from oil companies and natural gas processors at numerous supply points located in the United States and Canada. During 2000, virtually all of our propane supply was purchased pursuant to agreements with terms of less than one year, but the percentage of contract purchases may vary from year to year. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major delivery points. Most of these agreements provide maximum and minimum seasonal purchase guidelines. In addition, purchases on the spot market are made from time to time to take advantage of favorable pricing.  CornerStone receives its supply of propane predominantly through railroad tank cars and common carrier transport.

Supplies of propane from our sources historically have been readily available.  In 2000, Louis Dreyfus was CornerStone’s largest supplier, providing approximately 11% of CornerStone’s total propane supply for its retail and CEG operations (excluding propane obtained from CornerStone’s natural gas processing operations).  CornerStone believes that if supplies from Louis Dreyfus were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations.  Although no assurance can be given that supplies of propane will be readily available in the future, we expect a sufficient supply to continue to be available.  CornerStone has not experienced a shortage that has prevented it from satisfying its customers’ needs, and we do not foresee any significant shortage in the supply of propane.

CEG engages in hedging of product cost and supply through common hedging practices. These practices are monitored and maintained by CornerStone management on a daily basis pursuant to risk management policies.  Hedging of product cost and supply does not always result in increased margins.

The market price of propane is subject to volatile changes as a result of supply or other market conditions over which CornerStone has no control. Since it may not be possible to pass rapid increases in the wholesale cost of propane on to customers immediately, such increases could reduce CornerStone's gross profits. Consequently, CornerStone’s profitability will be sensitive to changes in wholesale propane prices.  CEG engages in the trading of propane, natural gas, crude oil and other commodities in amounts that have not had and are not expected to have a material effect on CornerStone's financial condition or results of operations.

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

COMPETITION

In addition to competing with alternative energy sources, CornerStone competes with other companies engaged in the retail propane distribution business.  Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service, multi-state propane marketers, thousands of smaller local independent marketers and a number of farm cooperatives. Based on industry publications, the domestic retail market for propane is approximately 8.8 billion gallons annually, with the 10 largest retailers, including CornerStone, accounting for approximately 45% of the total retail sales of propane in the United States, and with no single marketer having a greater than 10% share of the total retail market. Most of CornerStone's customer service centers compete with five or more marketers or distributors.  Each customer service center operates in its own competitive environment, because retail marketers tend to locate in close proximity to customers.  CornerStone's customer service centers generally have an effective marketing radius of approximately 25 to 50 miles, although in certain rural areas the marketing radius may be extended by a satellite storage location.

The ability to compete effectively further depends on the reliability of service, responsiveness to customers and the ability to maintain competitive prices. CornerStone believes that its service capabilities and customer responsiveness differentiate it from many of these smaller competitors. Its team members are on call 24 hours a day, seven days a week for emergency repairs and deliveries.

CEG's operations compete in the wholesale-liquefied petroleum gas (LPG) business, which includes propane, and is highly competitive.  CEG also provides marketing services in the natural gas and crude oil markets, which are highly competitive.  CEG's operations constitute 92% of CornerStone’s total revenue but less than 19% of the gross profit.  The CEG operations provide CornerStone with a national presence and a reasonably secure, efficient supply base, and position CornerStone well for expansion through acquisitions or start-up operations in new markets.

SEASONALITY

Because a substantial amount of propane is sold for heating purposes, the severity of winter and resulting residential and commercial heating usage have an important impact on CornerStone’s earnings. Approximately two-thirds of CornerStone's retail propane sales usually occur during the six-month heating season from October through March. As a result of this seasonality, its sales and operating profits are concentrated in its second and third fiscal quarters. Cash flows from operations, however, are greatest from November through April when customers pay for propane purchased during the six-month peak season. To the extent CornerStone Propane GP, Inc., as Managing General Partner deems appropriate, CornerStone may reserve cash from these periods for distribution to Unitholders during periods with lower cash flows from operations. Sales and profits are subject to variation from month to month and from year to year, depending on temperature fluctuations.

Weather in 2000 averaged 3% warmer than normal in CornerStone's market areas.  While weather factors generally measure the directional impact of temperatures on the business, other factors such as product prices, geographic mix, magnitude and duration of temperature and weather conditions can also impact sales.

TEAM MEMBERS

As of December 31, 2000, CornerStone had 2,018 full-time team members, and approximately 20 of its team members were represented by labor unions. We believe that CornerStone's relations with its employees and labor unions are satisfactory. CornerStone generally hires seasonal workers to meet peak winter demand.

HVAC, PLUMBING AND RELATED SERVICES
BLUE DOT SERVICES, INC.

Blue Dot is a national provider of comprehensive repair, replacement and maintenance services and products for heating, ventilation and air conditioning (“HVAC”), plumbing and related systems in homes and light commercial businesses.  Our differentiating strategy offers a broad range of value-added products and services for full-service convenience and a marketing program to promote brand recognition. As of December 31, 2000,  Blue Dot had completed acquisitions of 77 companies with 4,300 total team members serving more than 700,000 customers in 27 states.  During fiscal 2000, Blue Dot acquired 17 companies for a total combined purchase price of $76.8 million.  These new acquisitions contributed approximately $102 million to Blue Dot’s 2000 revenues.  Our emphasis is on experienced companies with an established reputation and a strong residential and light commercial repair, replacement and maintenance mix.  We have also strategically targeted acquisitions of companies involved in new construction HVAC activities in high new residential and commercial growth areas of the country.  We also look for companies with superior management teams.  Residential repair, replacement and maintenance and new construction constitute approximately 66% of the business of companies acquired by Blue Dot, with the other 34% involved in commercial service.

NorthWestern Growth formed Blue Dot in July 1997 under the name ServiCenter USA, Inc. This entity changed its name to Blue Dot in October 1998.  Blue Dot’s acquisitions are effected utilizing cash, notes or stock in Blue Dot or a combination of the three forms of consideration.  Through the use of different classes of capital stock, NorthWestern controls approximately 97% of the voting common and preferred stock (as of December 31, 2000).  Additional information relating to the investment in Blue Dot is incorporated by reference to Note 2 of “Notes to Consolidated Financial Statements” on page 31 of the Company’s 2000 Annual Report, filed as Exhibit 13 hereto.

Once we have entered a market, we seek to expand our market share through internal growth and by acquisition of other well-established HVAC, plumbing and related services businesses operating within that region.  We then seek to identify and acquire other service partners with complementary products and services that present opportunities to reduce overhead or otherwise leverage our infrastructure.  Over time, the operations of such businesses are integrated into the operations of existing platform Blue Dot companies in the region, enabling Blue Dot to become the dominant market player.

We believe there are significant opportunities to increase our profitability and that of subsequently acquired businesses.  The key elements of Blue Dot’s operating strategy are:  (i) providing superior, high quality service in a professional manner; (ii) increasing revenue at locations through sales of maintenance agreements, cross-marketing of products and services and customer financing packages; (iii) offering complementary non-traditional products and services; (iv) achieving operating efficiencies through increased purchasing power to gain volume discounts, national advertising and local marketing support; (v) integrating “best practices” activities;  and (vi) attracting and retaining quality team members.  Blue Dot plans to transform the individual acquired businesses into an integrated organization through common business formats, common employee benefits, common information systems, national brand identity and financial system integration.  We believe it may take several years to achieve this goal.

INDUSTRY OVERVIEW

The HVAC and plumbing industry consists of the installation, replacement, maintenance, service and repair of systems at existing and new residences and commercial businesses. According to industry sources, annual revenues for these market segments in the United States are approximately $60 billion for HVAC services, $20 billion for plumbing services and $16 billion for electrical services. The industry can be broadly divided into the new construction market (estimated 27% of annual revenues) and the repair, replacement and maintenance market (estimated 73% of annual revenues).  Based on available industry data, there are currently more than 50,000 businesses, consisting predominantly of small, owner-operated companies focusing on a single local geographic area and providing a limited range of services.  Because of this market fragmentation and a lower capability of smaller firms to raise the capital necessary to expand their businesses, a number of firms have been consolidating the smaller businesses.

PRODUCTS AND SERVICES

Repair, Replacement and Maintenance:  These services include preventive maintenance (periodic checkups, cleaning and filter change-outs), emergency repairs, and the replacement (in conjunction with the retrofitting or remodeling of a residence or commercial building, or as a result of an emergency repair request) of air conditioning, heating and plumbing systems. The repair, replacement and maintenance segment offers more attractive pricing because of customers' demands for immediate, convenient and reliable service.  Blue Dot focuses on this segment of the industry rather than the new construction segment because we believe that it offers higher margins, less cyclicality and seasonality, and exposes Blue Dot to less credit and interest rate risk, while allowing the establishment of a national service reputation among customers.  Growth in this segment is driven by a number of factors, particularly the aging of the installed base; the increasing energy efficiency, sophistication and complexity of air conditioning and heating systems; the upgrading of existing homes to central air conditioning and the increasing restrictions on the use of refrigerants commonly used in older systems.  The energy efficiency and sophistication of new systems are encouraging owners of buildings to upgrade and reconfigure their current systems.  We also pursue maintenance agreements which lead to better utilization of personnel, develop customer loyalty, provide the opportunity for cross-marketing of Blue Dot’s other services and products, link the customer with Blue Dot should a major repair or replacement be needed, and result in recurring revenues.

New Construction:  These services in the residential market often begin with a homebuilder providing architectural plans or mechanical drawings for the particular type or types of residences to be developed and requesting a bid or contract proposal.  Blue Dot team members analyze the plans and drawings and estimate the equipment, materials and parts and the direct and supervisory labor required for the project and deliver a written bid or negotiate the written agreement for the job.  Working with the builder's construction supervisors, Blue Dot team members coordinate and supervise the installation.  Commercial new installation work often begins with a design request from the owner or general contractor, followed by preliminary and then more detailed design specifications, engineering drawings and cost estimates.  Blue Dot team members coordinate the actual field work (ordering of equipment and materials, fabrication or assembly of certain components, delivery of such materials and components to the job site, scheduling of work crews with the necessary skills, inspection and quality control).

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

The largest number of Blue Dot's competitors are small, owner-operated companies that typically operate in a single market.  Many of these smaller competitors may have lower overhead cost structures and may be able to provide their services at lower rates.  Moreover, many homeowners have traditionally relied on individual persons or small repair service firms with whom they have long-established relationships for a variety of home repairs.  In addition, there are a limited number of companies focused on providing comprehensive residential and/or commercial services, on a multi-state or national basis, in some of the same business lines Blue Dot provides.  There also are a number of national retail chains that sell a variety of plumbing fixtures and equipment and air conditioning and heating equipment for residential use and offer, either directly or through various subcontractors, installation, warranty and repair services.

Future competition may be encountered from, among others, newly formed or existing public or private service companies with aggressive acquisition programs, HVAC equipment manufacturers, the unregulated business segments of regulated gas and electric utilities, or from newly deregulated utilities entering into various residential or commercial service areas.

The principal methods of meeting competition employed by Blue Dot are assurance of customer satisfaction, a history of providing quality service and name recognition.  We intend to expand our marketing program to capitalize on brand recognition.  In addition, we have forged national alliances with the Air Conditioning Contractors of America (a national trade association representing more than 9,000 air conditioning and heating contractors nationwide) and Honeywell (a manufacturer of home comfort accessories).  Blue Dot uses these alliances for training, information and co-marketing purposes.  Blue Dot plans to continue efforts to build strategic alliances.

SEASONALITY

Blue Dot’s installation, repair, replacement and maintenance operations are subject to seasonal variations in the different lines of service. Except in certain regions, the demand for new installations can be substantially lower during the winter months. Demand for HVAC services generally varies with the weather; demand generally is higher during periods of extremely cold or hot weather and lower in the spring and fall months. Blue Dot expects its revenues and operating results generally will be lower in the first and fourth quarters.  Weather cycles, such as unseasonably mild winters or summers can also adversely impact revenues and operating results.

TEAM MEMBERS

As of December 31, 2000, Blue Dot employed 4,300 team members.  Blue Dot considers its relations with team members to be good.  No team members are covered by collective bargaining agreements.

ADDITIONAL NORTHWESTERN BUSINESS INFORMATION

Business Risk.  Competition and Business Risk Information is incorporated by reference to Management’s Discussion and Analysis set forth in the Company’s 2000 Annual Report, on pages 21 through 23, and filed as Exhibit 13 hereto.

Environmental.  By virtue of the nature of our operations in electricity, natural gas, propane and other areas, NorthWestern and its partner entities are subject to numerous environmental laws and regulations in the ordinary course of day-to-day operations, and such laws and regulations may require us to incur certain costs, which could be substantial, to operate existing facilities, construct and operate new facilities and mitigate or remove the effect of past operations on the environment.  We regularly monitor operations to prevent adverse environmental impacts. When we become aware of an environmental issue, we investigate the situation to gain facts as to the nature and magnitude of environmental impact, and the extent, if any, that we may be held responsible for contributing to any costs incurred for taking action at such sites.  We also attempt to gain information to reasonably estimate potential costs attributable to any environmental issue.  NorthWestern does not believe any pending environmental liabilities known to us will have a significant impact on the results of operations or financial position of the Company.  It is not possible for us to predict the type, scope, enforceability or financial impact of other environmental laws or regulations which may be established in the future.

NPS is subject to regulation with regard to air and water quality, solid waste disposal and other environmental considerations by federal, state, and local governmental authorities.  The application of governmental requirements to protect the environment involves or may involve review, certification, issuance of permits, or similar action by government agencies or authorities, including the United States Environmental Protection Agency ("EPA"), the South Dakota Department of Environment and Natural Resources ("DENR"), the North Dakota State Department of Health, and the Iowa Department of Environmental Quality, as well as compliance with decisions of the courts.

The Clean Air Act Amendments of 1990 (the “Clean Air Act”), which stipulate limitations on sulfur dioxide and nitrogen oxide emissions from coal-fired power plants, required reductions in sulfur dioxide emissions beginning in the year 2000 from the Big Stone Plant.  NPS is satisfying this requirement through the purchase of sub-bituminous coal with a lower sulfur content.  With regard to the Clean Air Act's nitrogen oxide emission requirements, the Neal Plant’s wall-fired boiler is expected to meet the emission limitations for such boilers.  The Clean Air Act does not yet specify nitrogen oxide limitations for boilers with cyclone burners such as those used at the Big Stone and Coyote Plants because practical low-nitrogen oxide cyclone burner technology does not exist.  The Clean Air Act requires the EPA to establish nitrogen oxide emission limitations for cyclone boilers including taking into account that the cost to accomplish such limits be comparable to retrofitting low-nitrogen oxide burner technology to other types of boilers.  In addition, the Clean Air Act also requires future studies to determine what controls, if any, should be imposed on coal-fired boilers to control emissions of certain air toxics other than sulfur and nitrogen oxides.  Because of the uncertain nature of cyclone boiler nitrogen oxide and air toxic emission limits, NPS cannot now determine the additional costs, if any, it may incur due to these provisions of the Clean Air Act. In addition to the Clean Air Act, NPS is also subject to other environmental regulations.

The states of South Dakota, North Dakota and Iowa have enacted laws with respect to the siting of large electric generating plants and transmission lines.  The PUC, the North Dakota Public Service Commission and the Iowa Utilities Board have been granted authority in their respective states to issue site permits for nonexempt facilities.

NPS did not incur any significant environmental expenditures in 2000 and does not expect to incur any significant capital expenditures during 2001.  However, it keeps current on existing state and federal environmental regulations and takes reasonable precautions to prevent any incidents that would violate any of these rules.  NPS believes that it is in compliance with all presently applicable environmental protection requirements and regulations, however it is unable to forecast the effect, which future environmental regulations may ultimately have upon the cost of its utility-related facilities and operations.  No administrative or judicial proceedings involving NPS are now pending or known to be contemplated under presently effective environmental protection requirements.  NPS has met or exceeded the removal and disposal requirements of equipment containing polychlorinated biphenyls (PCBs) as required by state and federal regulations.  It will use some PCB-contaminated equipment for its remaining useful life and dispose of the equipment according to pertinent regulations that govern that use and disposal of this equipment.  PCB-contaminated oil is burned for energy recovery at a permitted facility.  The DENR and the EPA adopted regulations imposing requirements upon the owners and operators of above ground and underground storage tanks.  NPS' fuel oil storage facilities at its generating plants in South Dakota are affected by the above ground tank regulations and NPS has instituted procedures for compliance.

Blue Dot’s operations are also subject to Title VI of the Clean Air Act, which governs air emissions and imposes specific requirements on the use and handling of substances known or suspected to cause or contribute significantly to harmful effects on the stratospherical ozone layer, such as chlorofluorocarbons and certain other refrigerants (“CFCs”). Clean Air Act regulations require the certification of service technicians involved in the service or repair of systems, equipment and appliances containing these refrigerants and also regulate the containment and recycling of these refrigerants. These requirements have increased Blue Dot's training expenses and expenditures for containment and recycling equipment. The Clean Air Act is intended ultimately to eliminate the use of CFCs in the United States and require alternative refrigerants to be used in replacement HVAC systems. The implementation of the Clean Air Act restrictions has also increased the cost of CFCs in recent years and is expected to continue to increase such costs in the future. As a result, the number of conversions of existing HVAC systems that use CFCs to systems using alternative refrigerants is expected to increase.  Blue Dot’s capital expenditures related to environmental matters during fiscal 2000 were not material. Blue Dot does not currently anticipate any material adverse effect on its business or consolidated financial position as a result of future compliance with existing environmental laws and regulations controlling the discharge of materials into the environment. Future events, however, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations may require additional expenditures by Blue Dot which may be material.

Governmental regulations establishing environmental protection standards are continually evolving, and, therefore, the character, scope, cost and availability of the measures we may be required to take to ensure compliance with evolving laws or regulations, cannot be accurately predicted.  Additional information relating to “Environmental Matters” is incorporated by reference to Note 12 of “Notes to Consolidated Financial Statements" on page 37 of the Company’s 2000 Annual Report, filed as Exhibit 13 hereto.

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

With respect to Expanets’ operations, one Expanets entity is required to file tariffs for long distance telecommunications services with the State of Oklahoma Corporations Commission.  Expanets has not initiated any material capital expenditures regarding environmental protection in the past year.  However, it is aware of existing state and federal environmental regulations and takes reasonable precautions to prevent any incidents that would violate any of these rules.  Future events, however, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations may require additional expenditures by Expanets which may be material.

NPS is a “public utility” within the meaning of the Federal Power Act and the South Dakota Public Utilities Act.  As such, we are subject to the jurisdiction of, and regulation by, FERC with respect to issuance of securities and wholesale electric rates.  We are also subject to the PUC with respect to electric service territorial issues, rates, terms and conditions of service, accounting records, and in other aspects of our operations.  Neither NorthWestern nor NPS is a “holding company” under the Public Utility Holding Company Act.  The state of Nebraska has no centralized regulatory agency which has jurisdiction over natural gas operations in that state; however, natural gas rates are subject to regulation by the municipalities in which gas utilities operate.

Under the South Dakota Public Utilities Act, a requested rate increase may be implemented 30 days after the date of its filing unless its effectiveness is suspended by the PUC and, in such event, can be implemented subject to refund with interest six months after the date of filing, unless authorized sooner by the PUC.  NPS' electric rate schedules provide that it may pass along to all classes of customers qualified increases or decreases in costs related to fuel used in electric generation, purchased power, energy delivery costs and ad valorem taxes.  A purchased natural gas adjustment provision in NPS' natural gas rate schedules permits the adjustment of charges to customers to reflect increases or decreases in purchased gas, gas transportation and ad valorem taxes.

In 1996, the FERC issued its final rule (Order No. 888) on wholesale electric transmission open access and recovery of stranded costs.  NPS and other jurisdictional utilities, filed tariffs with FERC in compliance with Order 888.  NPS included an Open Access Transmission Tariff (“OATT”) in its filing which conforms to the “Pro Forma” tariff in Order 888 in which eligible transmission service customers can choose to purchase transmission services from a variety of options ranging from full use of the transmission network on a firm long-term basis to a fully interruptible service available on an hourly basis.  These tariffs also include a full range of ancillary services necessary to support the transmission of energy while maintaining reliable operations of our transmission system.  FERC has approved NPS' Request for Waiver of the requirements of FERC Order No. 888 as it relates to the Standards of Conduct, exempting NPS as a small public utility.  Without the waiver, the Standards of Conduct would have required NPS to physically separate their transmission operations/reliability functions from its marketing/merchant functions.

CornerStone’s operations are subject to various federal, state and local laws governing the transportation, storage and distribution of propane, occupational health and safety and other matters. All states in which CornerStone operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. Certain municipalities prohibit the below ground installation of propane furnaces and appliances, and certain states are considering the adoption of similar regulations. CornerStone cannot predict the extent to which any such regulations might affect it, but it does not believe that any such effect would be material.  It is not anticipated that CornerStone will be required to expend material amounts by reason of environmental and safety laws and regulations, but inasmuch as such laws and regulations are periodically being changed, CornerStone is unable to predict the ultimate cost of complying with environmental and safety laws and regulations.

CornerStone believes that it currently meets and exceeds federal regulations requiring that all team members employed in the handling of propane gas be trained in proper handling and operating procedures. All team members have participated or will participate within 90 days of their employment date, in hazardous materials training.  CornerStone has established ongoing training programs in all phases of product knowledge and safety including participation in the National Propane Gas Association's Certified Employee Training Program.

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

Other Businesses.  NorthWestern also provides other value-added energy and communications services and solutions through the following non-regulated partners, each of which is a South Dakota corporation and wholly-owned subsidiary of NorthWestern:

*	NorthWestern Growth Corporation is the strategic development and private investment arm of NorthWestern, charged with investing NorthWestern's capital in businesses that will complement its operations and provide new opportunities to offer additional products, services and solutions.

*	NorthWestern Services Group, Inc. provides customized energy-related solutions primarily to large business customers and other energy providers in South Dakota and Nebraska, electrical and HVAC services and solutions to residential customers within South Dakota, Nebraska, North Dakota, and a comprehensive variety of voice, video and data products and services to customers primarily in North Dakota, South Dakota and Nebraska.

ITEM 2.  PROPERTIES

NorthWestern's executive offices are located at 125 S. Dakota Avenue, Sioux Falls, South Dakota 57104, where we lease approximately 24,000 square feet of office space, pursuant to a long-term lease.

Expanets’ executive offices are located at 9780 Mt. Pyramid Court, Engelwood, Colorado 80112, where Expanets leases office space.  Substantially all of Expanets’ facilities are leased.  Other principal properties include our vehicle fleet, which consists of owned and leased vehicles, and our inventory and equipment.

NPS' principal corporate office is owned and located at 600 Market Street W. Huron, South Dakota 57350.  Substantially all of NPS' facilities are owned.  NPS co-owns three coal-fired generating plants and nine diesel and combustion turbine plants, fueled by natural gas and/or fuel oil.  Its base-load plant interests are 23.4% of Big Stone, a 440-mw sub-bituminous fueled plant in northeastern South Dakota, an 8.7% share of Neal, a 630-mw sub-bituminous fueled plant near Sioux City, Iowa, and 10% of Coyote, a 425-mw plant in central North Dakota.  It also has 120 electric substations and more than 3,000 pole miles of electric lines.  It has five propane-air gas peaking units with a daily capacity of 17,853 mcf and has with 1,906 miles of distribution gas mains.

CornerStone's principal executive offices are located at 432 Westridge Drive, Watsonville, California 95076. These offices are leased through 2007. The accounting and the day-to-day operations are centralized at a facility located at 1700 S. Jefferson, Lebanon, Missouri 65536.  These offices are leased through 2006.  CEG’s principal office is located at 1600 Highway 6, Sugar Land, Texas 77478 in space leased through 2008.  CornerStone leases retail service centers and administrative office space under noncancellable operating leases expiring at various times through 2008.

CornerStone owns and operates a fleet of over-the-road tractors, transport trailers, bobtail trucks and delivery and service vehicles to deliver propane and customer tanks to its customers.  It relies on common carriers to deliver propane to its retail service centers.  CornerStone owns approximately 450,000 propane storage tanks that are leased, rented or loaned to customers.  Additionally in 2000, CornerStone operated bulk storage facilities with total propane storage capacity of approximately 53 million gallons, of which 3 million gallons are owned and 50 million gallons are leased. CornerStone does not own, operate or lease any underground propane storage facilities (excluding customer and local distribution tanks) or pipeline transportation assets (excluding local delivery systems).
CornerStone owns several short distance pipelines in Texas and Louisiana used for transporting crude oil for third party suppliers.

The executive offices of Blue Dot are located at 13680 NW 5th Street, Suite 200, Sunrise, Florida 33325 where Blue Dot leases approximately 18,500 square feet of office space, pursuant to a long-term lease.   Blue Dot generally leases the office and service facilities for its operations.  Other principal properties include its vehicle fleet, which predominantly consists of owned vehicles, and Blue Dot’s inventory and equipment.

Intellectual Property.  NorthWestern and each of its partner entities utilize a variety of registered and unregistered trademarks and servicemarks for their respective products and services.  Unregistered marks are governed by common law and state unfair competition laws. We regard our trademarks and servicemarks and other proprietary rights as valuable assets and believe that they are associated with a high level of quality and have significant value in the marketing of our products.  Our policy is to vigorously protect our intellectual property and oppose any infringement of our trademarks and servicemarks.  NorthWestern’s success is also dependent in part on our trade secrets and information technology, some of which is proprietary to NorthWestern, and other intellectual property rights.  We rely on a combination of nondisclosure and other contractual arrangements, technical measures, and trade secret and trademark laws to protect our proprietary rights.  Where appropriate, we enter into confidentiality agreements with our team members and attempt to limit access to and distribution of proprietary information.

ITEM 3.  LEGAL PROCEEDINGS

NorthWestern and its  partner entities are parties to various pending proceedings and lawsuits, but in the judgment of management, after consultation with counsel for NorthWestern, the nature of such proceedings and suits and the amounts involved do not depart from the routine litigation and proceedings incident to the kinds of businesses NorthWestern conducts, and management believes that such proceedings will not result in any material adverse impact on NorthWestern.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No issues were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

IDENTIFICATION OF EXECUTIVE OFFICERS

The executive officers of the Company are as follows (ages as of March 20, 2001):

Merle D. Lewis, Chairman and Chief Executive Officer, age 53

Chairman since May 1, 1997; Chief Executive Officer since February 1994; formerly President (1994-1998) and Executive Vice President (1992-93).  Mr. Lewis also serves as Chairman of NorthWestern Growth Corporation, CornerStone Propane GP, Inc., Blue Dot Services, Inc., NorthWestern Services Group, Inc. and Expanets, Inc.

Richard R. Hylland, President and Chief Operating Officer, age 40

President and Chief Operating Officer since May 1998; formerly Executive Vice President (1995-1998), Vice President-Strategic Development (1995), Vice President Corporate Development (1993-1995), Vice President-Finance (1991-1995), and Treasurer (1990-1994).  Mr. Hylland also serves as Vice Chairman of NorthWestern Growth Corporation since January 1998; formerly Chief Executive Officer from January 1998-May 1998; President and Chief Operating Officer September 1994-January 1998.  Mr. Hylland is also a member of the board of directors of NorthWestern Growth Corporation, Blue Dot Services, Inc., CornerStone Propane GP, Inc., Expanets, Inc., MDC Communications, NorthWestern Services Group, Inc. and LodgeNet Entertainment Corporation (NASD: LNET), (serving as Vice Chairman for NorthWestern Growth Corporation, Blue Dot Services, Inc., CornerStone Propane GP, Inc., NorthWestern Services Group, Inc. and Expanets, Inc.).

Daniel K. Newell, Senior Vice President, age 44

Senior Vice President since February 2001; formerly Senior Vice President Finance (1999 – February 2001), Chief Financial Officer (1996 – February 2001), Vice President - Finance (1995-1999). Mr. Newell also serves as Managing Director and Chief Executive Officer of NorthWestern Growth Corporation since May 1998; formerly President (1998), Executive Vice President (1995-1998). Mr. Newell also is a member of the board of directors of NorthWestern Growth Corporation, CornerStone Propane GP, Inc., Blue Dot Services, Inc., NorthWestern Services Group, Inc. and Expanets, Inc. and is a Vice President of Expanets, Inc.  Prior to joining the Company, Mr. Newell served as Chief Financial Officer, Vice President - Finance and Treasurer with Energy Fuels Corporation.

Walter A. (Trey) Bradley, III  Vice President and Chief Information Officer, age 42

Vice President & Chief Information Officer since April 1998. Mr. Bradley serves as a member of the board of directors of NorthWestern Growth Corporation.  Prior to joining the Company, Mr. Bradley was Senior Vice President – Chief Information Officer of Mary Kay, Inc. in Dallas, Texas (1994-1998).

Michael L. Childers, Vice President – Strategy Development, age 42

Vice President - Strategy Development since February 2001; formerly Vice President - Customer Strategies (June 1999 – February 2001).  Prior to joining the Company, Mr. Childers was Senior Vice President - Corporate Marketing and Communications (1998-1999) and Vice President - Corporate Marketing and Communications (1997-1998) of J. A. Jones Construction Company in Charlotte, North Carolina.  Previously Mr. Childers was President of GE Service Management (1996-1997) and General Manager - Marketing and Business Development, Power Delivery Group (1993-1996) with General Electric Company.

Michael J. Hanson, President and Chief Executive Officer, NorthWestern Public Service division, age 42

President & Chief Executive Officer of NorthWestern Public Service division since June 1998.  Mr. Hanson also serves as President & Chief Executive Officer and as a member of the board of directors of NorthWestern Services Group, Inc.  Prior to joining the Company, Mr. Hanson was General Manager & Chief Executive Officer of Northern States Power Company South Dakota & North Dakota in Sioux Falls, South Dakota (1994-1998).

Eric R. Jacobsen, Vice President – General Counsel and Chief Legal Officer, age 44

Vice President – General Counsel & Chief Legal Officer since February 1999; Principal and General Counsel of NorthWestern Growth Corporation since November 1998.  Mr. Jacobsen also is a member of the board of directors of NorthWestern Growth Corporation and NorthWestern Services Group, Inc.  Prior to joining the Company, Mr. Jacobsen was Vice President – General Counsel and Secretary of LodgeNet Entertainment Corporation in Sioux Falls, South Dakota (1995-1998).  Previously Mr. Jacobsen was a partner (1988-1995) with the law firm Manatt, Phelps & Phillips in Los Angeles, California.

John R. Van Camp, Vice President - Human Resources, age 38

Vice President - Human Resources since October 1999.  Mr. Van Camp also is a member of the board of directors of NorthWestern Services Group, Inc.  Prior to joining the Company, Mr. Van Camp was Human Resources Manager of GE Medical Systems (1997-1999), Human Resources Manager of GE Industrial Systems (1995-1997), Human Resources Manager of United Technologies Pratt & Whitney (1993-1995), and Manager - Industrial Relations of United Technologies Corporation (1992-1993).

Kipp D. Orme, Vice President – Finance and Chief Financial Officer, age 42

Chief Financial Officer since February 2001; Vice President - Finance since February 2000; Vice President and Chief Financial Officer of NorthWestern Growth Corporation since May 1999.  Prior to joining the Company, Mr. Orme was Vice President - Rental Business Finance of Thorn Americas, Inc., in Wichita, Kansas (1997-1998), Chief Financial Officer of Thorn Asia-Pacific in Sydney, Australia (1994-1997), and Director - Corporate Planning & Analysis of Thorn Americas, Inc. (1992-1994).

Paul H. Wyche, Jr., Vice President – Communications and Chief Communications Officer, age 54

Vice President-Communications and Chief Communications Officer since September 2000.  Prior to joining the Company, Mr. Wyche was Vice President, Global Communications and Community Affairs of Whirlpool Corporation (1998-2000).  Previously Mr. Wyche was Vice President, Corporate Public Affairs and Government Relations with Safety-Kleen Corporation (1991-1998).

Alan D. Dietrich, Vice President – Legal Administration and Corporate Secretary, age 50

Vice President - Legal Administration since February 1999; Corporate Secretary since October 1989; formerly Vice President - - Law (1998-1999), Vice President - Administration (1996-1998), Vice President - - Corporate Services (1994-1996).  Mr. Dietrich also serves as Secretary for NorthWestern Growth Corporation and Expanets, Inc. and as Assistant Secretary for CornerStone Propane GP, Inc., and Blue Dot Services, Inc.

David A. Monaghan, Controller and Treasurer, age 33

Controller since November 1996; Treasurer since June 1997.  Prior to joining the Company, Mr. Monaghan was an audit and consulting manager with the regional public accounting firm of Baird, Kurtz & Dobson (1990-1996), Springfield, Missouri. Mr. Monaghan also serves as Vice President – Finance and Treasurer of NorthWestern Services Group, Inc., Treasurer of NorthWestern Growth Corporation and Expanets, Inc. and as Assistant Treasurer of CornerStone Propane GP, Inc.

All of the above executive officers of the registrant serve at the discretion of the Company’s Board of Directors, and are elected annually by the Board.  No family relationships exist between any officers of the Company.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock, which is traded under the ticker symbol NOR, is listed on the New York Stock Exchange.  The following are the high and low sale prices for the common stock for each full quarterly period in the two most recent years and the dividends paid per share during each period:

QUARTERLY COMMON STOCK DATA
	Prices		Cash
			Dividends
	High	Low	Paid
2000
First Quarter	$23.25	$20.63	$.2775
Second Quarter	23.94	21.00	.2775
Third Quarter	23.94	19.13	.2775
Fourth Quarter	23.75	19.31	.2975

1999
First Quarter	$27.13	$23.75	$.2575
Second Quarter	27.06	24.19	.2575
Third Quarter	26.00	22.44	.2575
Fourth Quarter	24.19	20.63	.2775

ITEM 6.         SELECTED FINANCIAL DATA

The information required by this Item 6 is incorporated by reference to “Five Year Financial Summary” of the financial section of the Company's 2000 Annual Report to Shareholders, at page 40, filed as Exhibit 13 hereto.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by this Item 7 is incorporated by reference to “Management's Discussion and Analysis” of the Company's 2000 Annual Report to Shareholders, at page 15, et seq., filed as Exhibit 13 hereto.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 7A is incorporated by reference to the Company’s 2000 Annual Report to Shareholders, at page 21, et seq., filed as Exhibit 13 hereto.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to the Company's financial statements and related footnotes in the Company's 2000 Annual Report to Shareholders, at page 24, et seq., filed as Exhibit 13 hereto.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants or disagreements on accounting principles or practices or financial statement disclosures.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors. The information regarding directors required by this Item 10 is incorporated by reference to the information under “Election of Directors” and “Reports to the Securities and Exchange Commission” in the Company's definitive Proxy Statement, dated March 16, 2001, at page 1, et seq., filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Reports to the Securities and Exchange Commission.  The information required by Item 405 of Regulation S-K is incorporated by reference to the information under "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement, dated March 16, 2001, at page 6, filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive Proxy Statement, dated March 16, 2001, at page 15, et seq., filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference to the information under "Securities Ownership by Directors and Officers" in the Company's definitive Proxy Statement, dated March 16, 2001, at page 5, filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to the information describing NorthWestern's private equity investment company in the Company's definitive Proxy Statement, dated March 16, 2001, at page 8, and in the notes to the summary compensation table on page 9, with such loans at an annual interest rate of 7%, due December 31, 2003, filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      DOCUMENTS FILED AS PART OF THIS REPORT

1.       Financial Statements

The following items are included in this annual report by reference to the registrant's Annual Report to Shareholders for the year ended December 31, 2000:

FINANCIAL STATEMENTS:

Report of Independent Public Accountants

Consolidated Statements of Income for the Three Years Ended December 31, 2000

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2000

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statement of Shareholders’ Equity for the Three Years Ended December 31, 2000

Notes to Consolidated Financial Statements

Quarterly Unaudited Financial Data for theTwo Years Ended December 31, 2000

2.       Financial Statement Schedules

Report of the Independent Public Accountants

To the Shareholders and Board of Directors of NorthWestern Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of NorthWestern Corporation incorporated by reference in this Form 10-K and have issued our report thereon dated February 2, 2001.  Our audit was made for the purpose of forming an opinion on those statements taken as a whole.  The schedule of valuation and qualifying accounts is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

Arthur Andersen LLP
Minneapolis, Minnesota
February 2, 2001

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
NORTHWESTERN CORPORATION AND SUBSIDIARIES

	Column A	Column B	Column C	Column D	Column E
Description	Balance Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions (2)	Balance End of Period
	FOR THE YEAR ENDED DECEMBER 31, 2000 (In Thousands)
RESERVES DEDUCTED FROM APPLICABLE ASSETS:
Uncollectible accounts	$7,295	$8,586	$1,788(3)	$(6,487)	$11,182
OTHER DEFERRED CREDITS:
Reserve for decommissioning costs	$9,877	$472	$-	$-	$10,349
Reorganization/restructuring liabilities of acquired businesses	$11,774	$-	$1,129	$(5,323)	$7,580
	FOR THE YEAR ENDED DECEMBER 31, 1999 (In Thousands)
RESERVES DEDUCTED FROM APPLICABLE ASSETS:
Uncollectible accounts	$6,062	$3,895	$864	$(3,526)	$7,295
OTHER DEFERRED CREDITS:
Reserve for decommissioning costs	$9,326	$551	$ -	$-	$9,877
Reorganization/restructuring liabilities of acquired businesses	$27,812	$-	$2,873	$(18,911)	$11,774

FOR THE YEAR ENDED DECEMBER 31, 1998
(In Thousands)

RESERVES DEDUCTED FROM APPLICABLE ASSETS:
Uncollectible accounts	$3,583	$3,509	$-	$(1,030)	$6,062
OTHER DEFERRED CREDITS:
Reserve for decommissioning costs	$8,813	$513	$-	$-	$9,326
Reorganization/restructuring liabilities of acquired businesses	$2,388	$-	$26,313	$(889)	$27,812

(FN)

March 31, 2001	/s/ M. D. Lewis
M. D. Lewis, Chairman of the Board of Directors and Chief Executive Officer

March 31, 2001	/s/ R. R. Hylland
R. R. Hylland, Director,
President and Chief Operating Officer

March 31, 2001	/s/ K. D. Orme
K. D. Orme, Vice President - Finance
and Chief Financial Officer
(Principal Financial Officer)

March 31, 2001	/s/ David A. Monaghan
David A. Monaghan, Controller and Treasurer
(Principal Accounting Officer)

March 31, 2001	/s/ John C. Charters
John C. Charters, Director

March 31, 2001	/s/ Randy G. Darcy
Randy G Darcy, Director

March 31, 2001	/s/ Gary G. Drook
Gary G. Drook, Director

March 31, 2001	/s/ Jerry W. Johnson
Jerry W. Johnson, Director

March 31, 2001	/s/ Larry F. Ness
Larry F. Ness, Director

March 31, 2001	/s/ Marilyn R. Seymann
Marilyn R. Seymann, Director

March 31, 2001	/s/ Bruce I. Smith
Bruce I. Smith, Director

(F1)   Recorded via allocation of purchase price to fair value of assets and liabilities of acquired businesses.

(F2)   Utilization of previously recorded balances.

(F3)   Reserve for purchased receivables.

3.       Exhibits

The exhibits listed on the Exhibit Index of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference to other filings.

(b)      REPORTS ON FORM 8-K

NorthWestern Corporation filed a Current Report on Form 8-K with the SEC on October 3, 2000, to disclose under Item 5 of the Report a press release issued by NorthWestern Corporation on October 2, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NorthWestern Corporation

March 31, 2001	/s/ M. D. Lewis
M. D. Lewis, Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

EXHIBIT INDEX

(3)      ARTICLES OF INCORPORATION AND BY-LAWS

3(a)	Registrant's Restated Certificate of Incorporation, dated November 1, 2000.
3(b)	Registrant’s By-Laws, as amended, dated February 7, 2001.

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4(a)(1)	General Mortgage Indenture and Deed of Trust, dated as of August 1, 1993, from the Company to The Chase Manhattan Bank (National Association), as Trustee, is incorporated by reference to Exhibit 4(a) of Form 8-K, dated August 16, 1993, Commission File No. 0-692.
4(a)(2)	Supplemental Indenture, dated August 15, 1993, from the Company to The Chase Manhattan Bank (National Association), as Trustee, is incorporated by reference to Exhibit 4(b) of Form 8-K, dated August 16, 1993, Commission File No. 0-692.
4(a)(3)	Supplemental Indenture, dated August 1, 1995, from the Company to The Chase Manhattan Bank (National Association), as Trustee, is incorporated by reference to Exhibit 4(b) of Form 8-K, dated August 30, 1995, Commission File No. 0-692.
4(a)(4)	Supplemental Indenture, dated September 1, 1995, from the Company to The Chase Manhattan Bank (National Association), as Trustee, concerning the New Mortgage Bonds, 6.99% Series due 2002, is incorporated by reference to Exhibit (4)(a)(5) of Form 10-K for the year ended December 31, 1995, Commission File No. 0-692.
4(b)(1)	Preferred Securities Guarantee Agreement, dated August 3, 1995, between the Company and Wilmington Trust Company is incorporated by reference to Exhibit 1(d) of Form 8-K, dated August 30, 1995, Commission File No. 0-692.
4(b)(2)	Declaration of Trust of NWPS Capital Financing I is incorporated by reference to Exhibit 4(d) of Form 8-K, dated August 30, 1995, Commission File No. 0-692.
4(b)(3)	Amended and Restated Declaration of Trust of NWPS Capital Financing I is incorporated by reference to Exhibit 4(e) of Form 8-K, dated August 30, 1995, Commission File No. 0-692.
4(b)(4)	Subordinated Debt Securities Indenture, dated August 1, 1995, between the Company and The Chase Manhattan Bank (National Association), as Trustee, is incorporated by reference to Exhibit 4(f) of Form 8-K, dated August 30, 1995, Commission File No. 0-692.
4(b)(5)	First Supplemental Indenture, dated August 1, 1995, to the Subordinated Debt Securities Indenture is incorporated by reference to Exhibit 4(g) of Form 8-K, dated August 30, 1995, Commission File No. 0-692.
4(c)(1)	Copy of Sale Agreement between the Company and Mercer County, North Dakota, dated June 1, 1993, related to issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993, is incorporated by reference to Exhibit 4(b)(1) of Registrant's report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 0-692.
4(c)(2)	Copy of Loan Agreement between the Company and Grant County, South Dakota, dated June 1, 1993, related to issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993A, is incorporated by reference to Exhibit 4(b)(2) of Registrant's report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 0-692.
4(c)(3)	Copy of Loan Agreement between the Company and Grant County, South Dakota, dated June 1, 1993, related to issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993B, is incorporated by reference to Exhibit 4(b)(3) of Registrant's report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 0-692.
4(c)(4)	Copy of Loan Agreement between the Company and City of Salix, Iowa, dated June 1, 1993, related to issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993, is incorporated by reference to Exhibit 4(b)(4) of Registrant's report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 0-692.
4(c)(5)	Copy of Rights Agreement, dated as of December 11, 1996, between the Company and Norwest Bank Minnesota, N.A. as Rights Agent, is incorporated by reference to Exhibit 4(c)(5) of Registrant’s report on Form 10-K for the year ending December 31, 1999, Commission File No. 0-692.
4(c)(6)	Copy of First Amendment to Rights Agreement, dated August 21, 2000, between the Company and Wells Fargo Bank Minnesota, N.A., (formerly Norwest Bank Minnesota, N.A.) as Rights Agent.
4(d)	Copy of Credit Agreement, dated as of June 10, 1999, among the Company, several lenders and Canadian Imperial Bank of Commerce as Agent, is incorporated by reference to Exhibit 4(d) of Registrant’s report on Form 10-K for the year ending December 31, 1999, Commission File No. 0-692.

(10)	MATERIAL CONTRACTS

10(a)(1) *	NorthWestern Pension Plan, as amended and restated effective January 1, 2000, is incorporated by reference to Exhibit 10(a)(1) of Registrant’s report on Form 10-K for the year ending December 31, 1999, Commission File No. 0-692.
10(a)(2) *	NorthWestern Corporation Traditional Pension Equalization Plan, as amended and restated effective January 1, 2000, is incorporated by reference to Exhibit 10(a)(2) of Registrant’s report on Form 10-K for the year ending December 31, 1999, Commission File No. 0-692.
10(a)(3) *	NorthWestern Corporation Cash Balance Supplemental Executive Retirement Plan, effective January 1, 2000, is incorporated by reference to Exhibit 10(a)(3) of Registrant’s report on Form 10-K for the year ending December 31, 1999, Commission File No. 0-692.
10(a)(4) *	NorthStar Annual Incentive Plan, for all eligible employees, as amended May 4, 1999, is incorporated by reference to Exhibit 10(a)(4) of Registrant’s report on Form 10-K for the year ending December 31, 1999, Commission File No. 0-692.
10(a)(5)*	NorthWestern Executive Performance Plan, effective May 2, 2000.
10(a)(6) *	NorthWestern Stock Option and Incentive Plan, as amended January 16, 2001.
10(a)(7) *	Form of Employment Agreement for Executive Officers, including Change of Control and Noncompetition Agreement, is incorporated by reference to Exhibit 10(ii) to Form 10-Q for the quarter ended March 31, 1997, Commission File No. 0-692.
10(a)(8) *	Supplemental Income Security (Retirement) Plan for Directors, Officers and Managers, as amended January 1, 1997, is incorporated by reference to Exhibit 10(a)(1) of Form 10-K for the year ended December 31, 1996, Commission File No. 0-692.
10(a)(9) *	Deferred Compensation Plan for Non-employee Directors adopted November 6, 1985, is incorporated by reference to Exhibit 10(g)(2) of Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.
10(a)(10)**	Unit Purchase Agreement dated as of September 29, 2000 by and between NorthWestern Corporation, Touch America Holdings, Inc. and the Montana Power Company with respect to all outstanding membership interests in The Montana Power LLC.
(13)	REPORT FURNISHED TO SECURITY HOLDERS - Annual Report for Fiscal Year ended December 31, 2000, furnished to shareholders of record on March 3, 2001.
(21)	SUBSIDIARIES OF THE REGISTRANT - List of NorthWestern subsidiaries as of December 31, 2000.
(23)	CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

* Management contract or compensatory plan or arrangement.

** NorthWestern Corporation will provide copies of any omitted schedules to the agreement to the SEC staff, upon staff’s request.