Form 10-Q
period 2001-03-31
NORTHWESTERN CORP
filed 2001-05-15
CIK 73088

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

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
23,683,282 outstanding at May 8, 2001

Corporation-Obligated Mandatorily Redeemable Preferred
Securities of Subsidiary Trusts, Liquidation Amount $25.00
3,500,000 shares outstanding at May 8, 2001

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	March 31, 2001	December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$71,273	$91,601
Accounts receivable, net	530,284	710,440
Inventories	93,774	143,870
Other	60,240	55,080

	755,571	1,000,991

Property, Plant, and Equipment, Net	706,274	695,965

Goodwill and Other Intangible Assets, Net	1,016,685	1,033,035

Other Assets
Investments	96,705	93,463
Other	72,753	74,616

	169,458	168,079

	$2,647,988	$2,898,070

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$5,000	$5,000
Current maturities of long-term debt—nonrecourse	51,236	52,263
Accounts payable	401,246	638,818
Accrued expenses	212,618	194,896

	670,100	890,977

Long-term Debt	532,650	507,650
Long-term Debt of Subsidiaries—Nonrecourse	568,311	575,915
Deferred Income Taxes	54,059	55,549
Other Noncurrent Liabilities	60,375	59,524
Minority Interests	343,542	398,004

Preferred Stock, Preference Stock, and Preferred Securities:
Preferred stock—4 1/2% series	2,600	2,600
Redeemable preferred stock—6 1/2% series	1,150	1,150
Preference stock	—	—
Corporation obligated mandatorily redeemable preferred securities of subsidiary trusts	87,500	87,500

	91,250	91,250

Shareholders' Equity:
Common stock, par value $1.75; authorized 50,000,000 shares; issued and outstanding 23,471,777 and 23,411,333	41,074	40,968
Paid-in capital	167,331	165,932
Retained earnings	119,576	111,355
Accumulated other comprehensive income (loss)	(280)	946

	327,701	319,201

	$2,647,988	$2,898,070

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31
	2001	2000
OPERATING REVENUES	$1,496,689	$1,330,944
COST OF SALES	1,258,331	1,162,751

GROSS MARGIN	238,358	168,193
OPERATING EXPENSES
Selling, general and administrative	213,945	112,037
Depreciation	14,901	13,240
Goodwill and other intangibles amortization	14,264	6,927

	243,110	132,204

OPERATING INCOME (LOSS)	(4,752)	35,989
Interest Expense, Net	(22,523)	(16,524)
Investment Income and Other	1,178	3,135

Income (Loss) Before Income Taxes and Minority Interests	(26,097)	22,600
Benefit (Provision) for Income Taxes	12,010	(4,811)

Income (Loss) Before Minority Interests	(14,087)	17,789
Minority Interests in net loss (income) of consolidated subsidiaries	32,476	(1,550)

Net Income	18,389	16,239
Minority Interests on Preferred Securities of Subsidiary Trusts	(1,650)	(1,650)
Dividends on Preferred Stock	(48)	(48)

Earnings on Common Stock	$16,691	$14,541

Average Common Shares Outstanding	23,433	23,109
Earnings per Average Common Share:
Basic	$0.71	$0.63
Diluted	$0.70	$0.62

The accompanying notes to consolidated financial statements are an integral part of these statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended March 31
	2001	2000
Operating Activities:
Net Income	$18,389	$16,239
Items not affecting cash:
Depreciation	14,901	13,240
Amortization	14,264	6,927
Deferred income taxes	(881)	(4,319)
Minority interests in net loss (income) of consolidated subsidiaries	(32,476)	1,550
Investment tax credits	(134)	(138)
Foreign currency adjustments	(94)	(54)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	180,152	803
Inventories	50,166	(1,448)
Other current assets	(5,148)	(12,160)
Accounts payable	(237,922)	(22,055)
Accrued expenses	5,785	20,572
Other, net	3,659	551

Cash flows provided by operating activities	10,661	19,708

Investment Activities:
Property, plant and equipment additions	(11,193)	(5,873)
Sale of noncurrent investments and assets, net	(773)	(4,954)
Acquisitions and growth expenditures	(14,898)	(89,339)

Cash flows used in investing activities	(26,864)	(100,166)

Financing Activities:
Dividends on common and preferred stock	(7,013)	(6,461)
Minority interest on preferred securities of subsidiary trusts	(1,650)	(1,650)
Subsidiary payment of common unit distributions	(9,504)	(9,083)
Proceeds from issuance of common units	3	345
Issuance of nonrecourse subsidiary debt	1,374	3,903
Repayment of nonrecourse subsidiary debt	(5,857)	(3,875)
Subsidiary repurchase of minority interests	—	(6,360)
Line of credit borrowings	25,000	81,000
Commercial paper borrowings	—	1,000
Subsidiary line of credit borrowings (repayments)	(6,478)	33,036
Subsidiary short-term borrowings	—	1,800

Cash flows provided by (used in) financing activities	(4,125)	93,655

Increase (Decrease) in Cash and Cash Equivalents	(20,328)	13,197
Cash and Cash Equivalents, beginning of period	91,601	29,677

Cash and Cash Equivalents, end of period	$71,273	$42,874

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income Taxes	$(681)	$(493)
Interest	$22,368	$12,090
Non-cash transactions:
Assets acquired in exchange for current liabilities and debt	$3,522	$64,000
Minority equity interest issued for acquisitions	$1,435	$159,638
Exchange of warrants for common stock	$1,505	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Reference is made to Notes to Financial Statements
Included in the Company's Annual Report)

(1) Management's Statement—

    The consolidated financial statements for the interim periods included herein have been prepared by NorthWestern Corporation (the "Corporation"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of the Corporation, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Corporation's latest annual report to shareholders.

(2) Subsidiaries and Principles of Consolidation—

    The accompanying consolidated financial statements include the accounts of the Corporation and all wholly and majority-owned subsidiaries. Also, although the Corporation holds preferred stock investments and less than a majority of outstanding common shares/units of CornerStone Propane Partners, L.P. (NYSE:CNO) ("CornerStone"), the nation's fifth largest retail propane distributor; Expanets, Inc. ("Expanets"), a national provider of networked communications and data solutions primarily to mid-sized business customers; and Blue Dot Services, Inc. ("Blue Dot"), a national provider of air conditioning, heating, plumbing and related services ("HVAC"), the financial statements of these entities are included in the accompanying consolidated financial statements, and therefore included in referencing to "subsidiaries," because of the voting and control rights held by the Corporation, as required by accounting principles generally accepted in the United States, present in the Corporation's investments in these entities. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. The public common unitholders' interest in CornerStone's net assets is reflected as minority interests in the consolidated financial statements. Equity interests of the owners of companies acquired by Blue Dot and Expanets who continue to hold an interest in Blue Dot and Expanets are also reflected as minority interests in the consolidated financial statements. The extent of income or loss allocable to minority interests will vary depending on the underlying profitability of the various entities along with the composition of the equity holdings of these entities. Further, in the event future losses are incurred at these entities, allocation of these losses to minority interests will be limited by the extent to which the minority interest balance of the respective entity exceeds the amount of such interest subject to exchange agreements.

(3) Comprehensive Income—

    The Financial Accounting Standards Board defines comprehensive income as all changes to the equity of a business enterprise during a period, except for those resulting from transactions with owners. For example, dividend distributions are excepted. Comprehensive income consists of net income and other comprehensive income. Net income may include such items as income from continuing operations, discontinued operations, extraordinary items, and cumulative effects of changes in accounting principles. Other comprehensive income may include foreign currency translations, adjustments of minimum pension liability, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income is calculated as follows:

	Three Months Ended March 31
	2001	2000
Net Income	$18,389	$16,239
Other comprehensive income, net of tax:
Unrealized loss on investments	(1,132)	(1,509)
Foreign currency translations	(94)	(54)

Comprehensive Income	$17,163	$14,676

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

    The accounting policies of the operating segments are the same as the parent except that the parent allocates some of its operating expenses and interest expense to the operating segments according to a methodology designed by management for internal reporting purposes and involves estimates and assumptions. Financial data for the business segments are as follows (in thousands):

	Three Months Ended March 31, 2001
	Total Electric and Natural Gas	Communications	HVAC	Total Propane	All Other	Total
Operating Revenues	$105,680	$268,797	$99,631	$1,019,097	$3,484	$1,496,689
Cost of Sales	71,639	186,008	62,509	936,019	2,156	1,258,331

Gross Margin	34,041	82,789	37,122	83,078	1,328	238,358
Selling, general, & administrative	11,762	120,505	34,909	40,981	5,788	213,945
Depreciation	4,047	2,316	2,134	5,913	491	14,901
Goodwill and other intangibles amortization	—	8,674	1,740	3,821	29	14,264

Operating income (loss)	18,232	(48,706)	(1,661)	32,363	(4,980)	(4,752)
Interest expense	(2,203)	(2,358)	(1,356)	(13,102)	(3,504)	(22,523)
Investment income and other	26	(152)	62	—	1,242	1,178

Income (loss) before taxes and minority interests	16,055	(51,216)	(2,955)	19,261	(7,242)	(26,097)
Benefit (provision) for taxes	(5,524)	17,461	449	(2,635)	2,259	12,010

Income (loss) before minority interests	$10,531	$(33,755)	$(2,506)	$16,626	$(4,983)	$(14,087)

Total Assets	$370,118	$731,147	$373,337	$1,026,071	$147,315	$2,647,988

Maintenance Capital Expenditures	$2,729	$5,629	$2,039	$629	$167	$11,193

	Three Months Ended March 31, 2000
	Total Electric and Natural Gas	Communications	Total HVAC	All Propane	Other	Total
Operating Revenues	$53,039	$85,447	$79,778	$1,109,585	$3,095	$1,330,944
Cost of Sales	28,229	51,252	50,665	1,030,614	1,991	1,162,751

Gross Margin	24,810	34,195	29,113	78,971	1,104	168,193
Selling, general, & administrative	10,053	31,458	28,076	39,039	3,411	112,037
Depreciation	3,950	1,344	1,525	6,168	253	13,240
Goodwill and other intangibles amortization	—	2,115	1,205	3,599	8	6,927

Operating income (loss)	10,807	(722)	(1,693)	30,165	(2,568)	35,989
Interest expense	(2,083)	(792)	(924)	(9,435)	(3,290)	(16,524)
Investment income and other	(39)	109	66	—	2,999	3,135

Income (loss) before taxes and minority interests	8,685	(1,405)	(2,551)	20,730	(2,859)	22,600
Benefit (provision) for taxes	(3,643)	(285)	505	(2,492)	1,104	(4,811)

Income (loss) before minority interests	$5,042	$(1,690)	$(2,046)	$18,238	$(1,755)	$17,789

Total Assets	$355,244	$586,167	$327,992	$853,320	$131,800	$2,254,523

Maintenance Capital Expenditures	$1,909	$1,125	$1,788	$961	$90	$5,873

	Three Months Ended March 31
	2001		2000
	Electric	Natural Gas	Electric	Natural Gas
Operating Revenues	$29,361	$76,319	$20,589	$32,450
Cost of Sales	5,324	66,315	4,239	23,990

Gross Margin	24,037	10,004	16,350	8,460
Selling, general & administrative	7,487	4,275	6,231	3,822
Depreciation	3,212	835	3,137	813

Operating Income	$13,338	$4,894	$6,982	$3,825

	Three Months Ended March 31
	2001		2000
	Retail Propane	Wholesale Propane	Retail Propane	Wholesale Propane
Operating Revenues	$171,714	$847,383	$133,130	$976,455
Cost of Sales	96,784	839,235	72,023	958,591

Gross Margin	$74,930	$8,148	$61,107	$17,864

(5) New Accounting Standards

    In March 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 137 amended SFAS 133 to defer the effective date to all fiscal quarters of years beginning after June 15, 2000. Additionally, SFAS 138 amended accounting and reporting standards for certain derivative instruments and hedging activities, but did not further delay implementation. The Corporation has adopted the provisions of SFAS 133, as amended, effective July 1, 2000, consistent with the timing of CornerStone's adoption of SFAS 133. The impact of effect of the initial adoption of SFAS 133 was $5.3 million and was reflected in the consolidated statements of income as a cumulative effect of change in accounting principle and shown net of taxes of $.5 million and minority interests of $3.8 million.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements'. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The SEC, subsequent to December 2000, issued SAB 101A and 101B, both of which delayed the implementation date of SAB 101. The Corporation adopted SAB 101 effective for the quarter ending December 31, 2000, the adoption of which did not have an impact upon the Corporation's financial position or results of operations.

(6) Acquisitions

    Assets acquired and liabilities assumed in acquisitions consummated in the last twelve months have been recorded based upon preliminary estimates of fair value as of the dates of acquisition. The Corporation does not believe the final allocation of purchase price will be materially different from preliminary allocations.

    On October 2, 2000, the Corporation announced it had entered into a definitive agreement to acquire The Montana Power Company's (NYSE:MTP)("MPC") energy distribution and transmission business for approximately $1.1 billion, including the assumption of approximately $488 million in existing MPC debt. The transaction has received approval of the Federal Energy Regulatory Commission and has received Hart-Scott-Rodino clearance. It is still subject to certain conditions, such as a receipt of regulatory approval from the Montana Public Service Commission and approval of MPC's shareholders. In addition, customary closing requirements apply such as confirmation of representations and warranties, compliance with covenants and the satisfaction of contractual closing conditions. Completion of the transaction is anticipated in the third quarter of 2001; however, there is no assurance that this transaction will be consummated. See the "Liquidity & Capital Resources" section for discussion regarding proposed financing of the acquisition.

    The acquisition of the Growing and Emerging Markets ("GEM") division of Lucent Technologies, Inc. ("Lucent") by Expanets, was effective April 2000. A letter of intent was signed in April 2001 to modify certain ongoing commercial terms of the agreement. Modifications to allocation of customer accounts between Expanets and Avaya (the subsequent spin-off of Lucent); changes to maintenance contracts, services, and fees; and modifications to the terms of the financial and capital structure of the transaction (see "Liquidity and Capital Resources" for further discussion) have been agreed to in the letter of intent which may affect the final allocation of the purchase price of the acquired assets and liabilities. A definitive agreement incorporating the terms of the letter of intent is anticipated in the second quarter.

(7) Reclassifications and Restatements

    Certain 2000 amounts have been reclassified to conform to the 2001 presentation. Such reclassifications and restatements have no impact on net income or shareholders' equity as previously reported.

(8) Earnings per Share

    Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of the outstanding stock options and warrants excluding certain antidilutive stock options. The following table presents the shares used in computing the basic and diluted earnings per share for 2001 and 2000 (in thousands):

	Three Months Ended March 31
	2001	2000
Average Common Shares Outstanding For Basic Computation	23,433	23,109
Dilutive Effect of:
Stock Options	77	—
Stock Warrants	211	183

Average Common Shares Outstanding For Diluted Computation	23,721	23,292

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    NorthWestern Corporation is a provider of energy and communications services and solutions to customers across North America. The Corporation provides electric and natural gas service to Midwestern customers through our energy division, NorthWestern Public Service. In addition, the Corporation holds interest in Expanets, Inc. ("Expanets"), a leading national provider of networked communications solutions to mid-sized business customers; Blue Dot Services Inc. ("Blue Dot"), a national provider of air conditioning, heating, plumbing and related services ("HVAC"); and CornerStone Propane partners, L.P. (NYSE:CNO) ("CornerStone"), the nation's fifth largest retail propane distributor. The Corporation is also engaged in other service and non-energy related businesses.

    The Corporation was incorporated under the laws of the state of Delaware in 1923. The executive offices are located at 125 S. Dakota Avenue, Sioux Falls, South Dakota 57104, and our telephone number is 605-978-2908. Our website is located at www.northwestern.com

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

    Earnings of $16.7 million for the first quarter of 2001 translated into diluted earnings per share of $.70, an increase of 12.9% over diluted earnings per share of $.62 for the first quarter of 2000. This growth was achieved through strong performance within the energy segments of the business, in addition to earnings per share generated from continued investments in the HVAC and communications segments. While the communications segment (Expanets) had a substantial operating loss in the first quarter due to planned support and integration costs related to the purchase of a portion of the Lucent Technologies' ("Lucent") Growing and Emerging Markets ("GEM") business, substantially all these losses were allocated to the minority interests in Expanets as a result of its capital and ownership structure.

    Operating revenues for first quarter 2001 increased 12.5% over first quarter 2000 revenues to reach $1,496.7 million. Increased revenues within the communications segment were the principal driver of the growth, with an increase in revenues of $183.4 million. This growth is a result of the Lucent GEM acquisiton, which was effective April 1, 2000. In addition, growth from continued acquisitions in the HVAC segment and natural gas revenue increases from high market prices combined with the communications' growth to offset the decreased revenues within the wholesale propane segment due to the sale of certain Canadian crude operations. Despite the sale, the wholesale propane segment still represents approximately 57% of consolidated revenues.

    Consolidated cost of sales of $1,258.3 million rose $95.6 million over first quarter 2000 costs. As with revenues, the communications segment was the primary contributor to the increase due to the Lucent GEM acquisition. High natural gas market prices caused a sharp rise in natural gas cost of sales as well. Both of these factors, combined with slight increases in the other segments, offset the decrease in cost of sales for the propane segment due to the sale of Canadian crude operations within the wholesale segment.

    Gross margins increased $70.2 million to $238.4 million for the first three months of 2001 as compared to the three months ended March 31, 2000. 69.3% of the growth is attributable to the increase in communications gross margins resulting from the Lucent GEM acquisition. The remaining increase is due mainly to growth in the HVAC and electric segments. Consolidated gross margin percentages were 15.9% for the first quarter of 2001, compared to 12.6% for first quarter 2000. This increase is due mainly to the reduced impact of the lower margin wholesale propane activity on consolidated gross margins. Exclusive of wholesale propane activity, gross margin percentages declined from 42.4% to 35.5%. Communications contributed to gross margin growth in terms of absolute dollars, but actually caused a decrease in gross margin percentages. This is due to a historical focus primarily on relatively lower margin equipment sales within the Lucent GEM business in comparison with the business lines conducted by Expanets. Expanets continues to pursue higher margin voice and data services and to expand the Lucent GEM business similarly. Gross margin percentage increases within the electric, HVAC, and Other segment helped to offset the impact of the communications decrease.

    Consolidated operating expenses for the first quarter of 2001 rose $110.9 million over first quarter 2000 to reach $243.1 million. 87.1% or $96.6 million of the increase is due to the increased expenses within the communications segment due to the inclusion of costs associated with the Lucent GEM business as well as the additional infrastructure necessary to support the acquisition at the corporate level. Operating expenses within the HVAC segment increased $8.0 million due to the continued acquisition activity within that segment after March 2000. Corporate costs have increased as well due to additional resources added to support the various business segments and advance the Corporation's strategic growth initiatives.

    Operating losses for the three months ended March 31, 2001 of $4.8 million were a $40.8 million decline when compared to the operating income of $36.0 million for the first quarter of 2000. This drop in income is primarily attributed to the communications segment wherein the growth in operating expenses for support and integration/transition costs related to the Lucent GEM business, as anticipated, exceeded the gross margin gains from the acquisition. An increase of losses within the Other segment from increased corporate costs also drove down operating income. Operating income increases within the electric, natural gas, and propane segments offset in part the decreases noted above.

ELECTRIC

    Electric revenues reached $29.4 million for the first quarter of 2001, a 42.6% increase over first quarter 2000 revenues. Retail sales accounted for approximately 25% of the increase, with the remainder resulting from wholesale sales. The increased contribution of wholesale activity was due to the unusually high market prices realized in 2001 as compared to the first quarter of 2000 partially offset by decreased volumes. Retail megawatt hour usage for the first quarter of 2001 increased approximately 11% over first quarter 2000. Additionally, retail rates were slightly lower in 2000 due to a one-time fuel cost adjustment pass-through resulting from the coal arbitration settlement realized throughout 2000.

    Cost of sales for the segment of $5.3 million for the current quarter ended March 2001 increased $1.1 million over first quarter 2000 costs. This increase is attributable to the absence of the one-time fuel cost adjustment pass-through from 2000 (as noted above) and deferred cost adjustments between the periods.

    Gross margins for the electric segment increased to $24.0 million for the first quarter of 2001. The $7.7 million increase over first quarter 2000 is attributable to increased retail usage for both residential and commercial purposes and the abnormally high wholesale electricity prices for first quarter 2001 as compared to first quarter 2000.

    Operating expenses for the segment increased 14.2% over first quarter 2000 expenses. This increase is a result of an increase in customer service expenses including bad debt expense, increased overtime and transportation costs due to the harsher winter conditions between the years, and increased incentive compensation accruals.

    Operating income for the segment grew $6.4 million to $13.3 million for the three months ended March 31, 2001 as compared to first quarter 2000. This increase is primarily attributable to the gross margin gains realized from the wholesale electricity activity in 2001 offset by the increased operating expenses.

NATURAL GAS

    Revenues more than doubled from first quarter 2000 revenues of $32.5 million to $76.3 million for the first quarter of 2001. Average market prices for the quarter ended March 31, 2000 were nearly twice as high as those experienced during the first quarter of 2000. This, combined with an increase in usage attributable to an increase in heating degree-days between the same periods, resulted in higher revenues.

    Cost of sales for the segment increased due to the same factors noted above in the revenue discussion. Costs rose from $24.0 million for the first quarter of 2000 to $66.3 million for 2001 due to higher market prices and increased usage due to the colder weather between the periods.

    Gross margins grew 18.3% to $10.0 million for three months ended March 31, 2001 as compared to the first three months of 2000. This growth is a result of increased customer usage due to the colder weather between the periods. The impact of market price increases is evident in the decline in gross margin percentages from 26.1% for the first quarter of 2000 to 13.1% for the current quarter.

    Operating expenses of $5.1 million for the segment grew 10.2% over first quarter 2000 expenses. Harsher weather conditions in the service areas between first quarter 2000 and 2001 resulted in increased overtime and transportation costs. In addition, customer service expenses for bad debts and marketing and education expenses increased due to the expanded efforts to help consumers understand and address the market conditions.

    Natural gas operating income of $4.9 million for the quarter increased 27.9% over first quarter 2000 income. The gross margin increase discussed previously exceeded the expense growth, resulting in higher operating income for the segment.

COMMUNICATIONS

    First quarter 2001 revenues for the segment rose 214.6% over first quarter 2000 revenues to $268.8 million. This growth is a result of the Lucent GEM acquisition effective April 1, 2000. The acquisition is substantially larger than the pre-existing operations and therefore has a substantial influence on all aspects of the segment's income statement.

    Cost of sales rose due to the Lucent GEM acquisition from $51.3 million for the three months ended March 31, 2000 to $186.0 million for the three months ended March 31, 2001. A substantial portion of the Lucent GEM business has historically been voice equipment sales which have relatively lower margins, and subsequently higher cost of sales, in comparison to the other lines of business conducted by Expanets. These sales, however, often generate recurring service and maintenance contracts, which typically generate higher gross margins. It is management's intention to pursue higher margin voice and data service within the Lucent GEM operations over time, consistent with the pre-existing Expanets business operations.

    Gross margins for the three months ended March 31, 2001 increased by $48.6 million when compared to gross margins for the three months ended March 31, 2000. This is attributable to the addition of the Lucent GEM operations in April 2000. Gross margins as a percentage of revenues decreased between the same periods of time from 40.0% to 30.8%. This decline is a result of the previously discussed historic focus of the Lucent GEM business on relatively lower margin voice equipment sales. The gross margin percentage is expected to improve over time as the Lucent GEM business mix is expanded towards additional voice and data services, and higher margins are realized from an increasing level of recurring maintenance and service contracts associated with equipment sales.

    Operating expenses have risen $96.6 million when comparing first quarter 2000 expenses to first quarter 2001. This 276.6% increase is driven by the Lucent GEM acquisition. In association with the acquisition, Lucent agreed, through 29 transition services agreements (TSAs), to support critical systems such as information technology, customer care, logistics, leases, etc., until the proper infrastructure within Expanets can be completed in order to fully transfer operations to a common system. Once that is accomplished Expanets will be able to eliminate the duplicate costs currently incurred as a result of expenses incurred under the TSAs as well as expenses for pre-existing operations. In the first quarter of 2001, Expanets incurred, as anticipated, approximately $7 million of transition/integration expenses. A total of approximately $25 to $35 million is anticipated to be incurred throughout 2001; however, these costs are expected to be non-recurring thereafter. Corporate expenses increased as well due to additional resources necessary to support the acquisition and internal and strategic growth initiatives. Depreciation and amortization increased $7.5 million for the three months ended March 31, 2001 as compared to the first quarter of 2000. The increase is a result of the amortization of intangibles associated with the Lucent GEM acquisition, and increased capital expenditures due to the growth.

    Operating losses of $48.7 million were incurred for the quarter ended March 31, 2001. This is a $48.0 million increase from losses for the first quarter of 2000. The increased operating expenses resulting from the Lucent GEM acquisition transition/integration, as well as corporate infrastructure expenses and the increased depreciation and amortization expenses, caused the decline in operating income. Management expects to reduce expenses as the transition/integration efforts are completed, but in the interim more expenses will be incurred.

    Expanets has entered into a letter of intent with Avaya to favorably restructure the original purchase agreement terms. Subject to negotiation of the definitive restructuring documentation, Expanets anticipates that additional ongoing maintenance fees and long-term maintenance contracts will be transferred to Expanets, in exchange for ending Avaya's obligation to refer "small of large" customer accounts (small locations of large national accounts). This will provide Expanets with a more predictable revenue stream as well as improved gross margins due to the replacement of lower margin product based sales with higher margin maintenance services. Additionally, in light of the overall economic slowdown in the communications sector, management is implementing actions to improve cost effectiveness and efficiencies to further enhance the gross margin gains from the restructuring and they anticipate improved earnings for the balance of 2001.

HVAC

    Revenues within the segment increased $19.9 million over first quarter 2000 revenues to reach $99.6 million for the first quarter of 2001. The growth was achieved through the inclusion of revenues from acquisitions closed throughout 2000. Revenues from certain previously acquired locations decreased between first quarter 2000 and 2001 due to business restructuring at those locations.

    Cost of sales amounted to $62.5 million for the three months ended March 31, 2001, an increase of 23.4% over costs for the first three months of 2000. The increase in costs is attributable to the acquisitions closed during 2000 as the cost of sales within previously acquired locations decreased approximately 2% between the quarters.

    Gross margins of $37.1 million for the quarter were an improvement of $8.0 million over the first quarter of 2000. As noted above for revenues, the growth is due to the acquisitions closed subsequent to March 31, 2000. The $9.6 million increase from these acquisitions was offset partially by the decline in gross margins within certain previously acquired locations due to revenues shortfalls. As a percentage of revenues, gross margin did improve for first quarter 2001 as compared to first quarter 2000, rising from 36.5% to 37.3%. This improvement was achieved through targeted price increases and expanded efforts to further reduce costs.

    Operating expenses for the three months ended March 31, 2001 grew 25.9% as compared to expenses for the same period in 2000. The inclusion of operating expenses from the acquisitions closed subsequent to March 2000 accounted for the majority of the increased costs. In addition, corporate expenses have increased due to increased salaries and benefits expenses for new positions as well as the general overhead expenses associated with expansion. These increases were offset in part by cost savings from restructurings within certain previously acquired locations. The depreciation and amortization component of operating expenses increased $1.1 million over first quarter 2000 expense as a result of the continued acquisition activity and capital expenditures necessary due to the growth.

    Operating losses for the quarter were basically flat compared to first quarter 2000 losses with $1.7 million of operating losses incurred in both quarters. The margin growth provided by the acquisitions closed during 2000 helped to offset the growth in operating expenses and the decline in performance of certain previously acquired locations.

PROPANE

    Revenues of $1,019.1 million for the segment decreased $90.5 million from first quarter 2000 revenues. This decrease is a result of declines in wholesale revenues due to the sale of the Canadian crude operations completed in January 2001, partially offset by higher commodity market prices. Wholesale propane operations, which encompass sales of propane, natural gas liquids, natural gas, crude oil and other petroleum-related products, decreased $129.1 million in total. Retail and other revenues growth offset the decline as a result of increased product prices and increased non-propane related sales.

    Propane cost of sales for the quarter ended March 31, 2001 of $936.0 million decreased $94.6 million from costs of $1,030.6 million for the first quarter of 2000. The decline is attributable to the decrease in wholesale operations due to the Canadian crude operations sale, offset by the rise in commodity prices between 2000 and 2001. Retail cost of sales increased as a result of higher product prices.

    Gross margins increased 5.2% to $83.1 million for the first quarter of 2001. This increase over first quarter 2000 is attributable to growth within the retail segment, offset by the decrease within wholesale margins from the sale of the Canadian crude operations and the volatility of market prices as they affect trading gains and losses. Retail margins increased $13.8 million as a result of higher margins per gallon due to pre-heating season purchases at lower cost and an increase in non-propane gross margins. The decrease in wholesale activities helped gross margins as a percentage of revenues improve slightly, increasing from 7.1% in first quarter 2000 to 8.2% for first quarter 2001.

    Operating expenses of $50.7 million for the first quarter of 2001 increased 3.9% over first quarter 2000 expenses. The growth is due to increased vehicle operating costs due to higher fuel costs, increased employee benefit expenses and increased expenses due to higher transactional volumes generated by the wholesale operations. Despite the sale of the Canadian crude operations, the remaining wholesale operations have increased in terms of number of transactions processed from first quarter 2000 to first quarter 2001 and the associated expenses have increased as well.

    Operating income increased $2.2 million to $32.4 million for quarter ended March 31, 2001 as compared to the first quarter of 2000. The margin gains from the retail segment, combined with the efforts to reduce operating expense growth, helped to produce the 7.3% increase in operating income.

OTHER

    This segment consists of the financial results of other service and non-energy-related business activities along with unallocated corporate costs.

    Revenues increased 12.6% in first quarter 2001 as compared to first quarter 2000. This growth was achieved through an acquisition closed in December 2000, offset by a decrease in revenues due to the restructuring of certain service activities to focus on more profitable operations.

    Cost of sales for the three months ended March 2001 grew $165,000 or 8.3% over costs for the first quarter of 2000. As with the revenues, costs increased due to the acquisition while offsetting decreases were realized in other service businesses due to realignment and restructurings of activities.

    Gross margins rose from $1.1 million for first quarter of 2000 to $1.3 million for the three months ended March 31, 2001. This growth was due to a focus on more profitable operations within the former operations in addition to added margins from the acquisition. As a percentage of revenues, gross margins also improved from 35.7% to 38.1% as a result of the acquisition and operational restructurings.

    Operating expenses increased from $3.7 million to $6.3 million for the three months ended March 2001 versus the same period of 2000. This growth is due to corporate expansion as well as increased expenses from the acquisition closed in 2000. Salary and benefits expenses at the corporate level have increased due to additional staff to support the growing operations. Other expenses have increased as well, as the corporate level strives to provide more resources to partner entities and promote the Corporation's strategic growth initiatives. This growth is offset somewhat by cost savings from restructurings within other non-energy businesses. As a result of the continued growth, capital expenditures have increased as well, resulting in higher depreciation expense between the first quarter of 2001 and first quarter 2000.

    Operating losses in the segment of $5.0 million increased 93.9% over first quarter 2000 losses. This is due to the growth in operating expenses, particularly at the corporate level, to support the continued expansion of the Corporation.

OTHER INCOME STATEMENT ITEMS

    Consolidated interest expense for the three months ended March 31, 2001 increased $6.0 million in comparison to expense for the first three months of 2000. Over 60% of the increase is attributable to increased expense due to higher borrowings and associated fees within the propane segment. Increased interest expense within the communications segment contributed an additional $1.6 million due to growth within that segment.

    Investment income and other income of $1.2 million for the quarter was a decline of $2.0 million when compared to the first quarter of 2000. This decline is due to gains from stock sales completed in first quarter 2000. In addition, more available funds have been directed towards continued investments in the communications, propane and HVAC segments.

    Income tax expense decreased significantly for the first quarter of 2001 in comparison to first quarter 2000 expense. Taxes decreased $16.8 million between the two periods, due largely to the communications segment. The increased losses within the segment resulted in a decrease in taxes of $17.7 million alone. This decline was offset by increases in taxes within the electric and natural gas and propane segments due to the increased taxable income between the periods.

    Minority interests represent the net income or loss after preferred dividends related to the Corporation's preferred stock investments in Blue Dot and Expanets combined with earnings or losses attributable to the CornerStone public common unitholders, which are allocable to common shareholders/unitholders other than the Corporation. The allocation to minority interests for first quarter 2001 increased $34.0 million over allocations for the first three months of 2000. This increase is due to the increased losses within the communications segment due to the transition/integration costs associated with the Lucent GEM acquisition offset by a slight decrease in allocated losses within the HVAC operations.

LIQUIDITY & CAPITAL RESOURCES

OPERATING ACTIVITIES

    Consolidated cash flows generated by operating activities for the first three months of 2001 of $10.7 million is a decrease of $9.0 million when compared to operating cash flows from the first quarter of 2000. This decline is a result of the increased Lucent GEM acquisition transition/integration expenses within the communications segment. Propane operations served to offset some of the decreased cash flows within the communications segment as cash flows from operations are greater during the first three months of the year as customers liquidate their heating season payables.

    In addition to the operating cash flows generated, proceeds from long-term and short-term borrowings helped fund the continued general business activities, acquisitions, and maintenance capital expenditures. Cash, cash equivalents, and marketable securities of the Corporation totaled $157.6 million as of March 31, 2001 and $124.0 million as of March 31, 2000.

INVESTING AND FINANCING ACTIVITIES

    The Corporation is focusing its strategic growth efforts in the areas of energy and communications. In order to support this focus as well as general business operations, the Corporation maintains lines of credit and commercial paper which provide an aggregate $276 million for business use. At March 31, 2001, no commercial paper was outstanding and $136.3 million of the lines of credit were drawn and outstanding. There were no restrictions preventing the Corporation from drawing additional funds from the unused portion of the lines of credit at March 31, 2001.

    On September 21, 2000, the Corporation completed a private placement of $150 million principal amount of floating rate notes. Net proceeds of $149.6 million were received and used to repay a portion of the debt outstanding from the lines of credit. The notes mature September 21, 2002, bearing interest at London Interbank Offered Rates ("LIBOR") plus .75%, with early repayment options beginning March 2001. Currently the Corporation has not elected to act upon the early repayment options.

    Pursuant to agreements effective as of June 30, 2000 and March 1, 2001, CornerStone obtained certain amendments to its revolving credit facility to make available up to $70.0 million in working capital advances and limit acquisition advances to the amount outstanding on March 1, 2001 ($20.7 million). As part of these arrangements, the Corporation has agreed to provide a guaranty and stand-by commitment to purchase up to $70.0 million of secured loans, classified as nonrecourse on the consolidated March 31, 2001, balance sheet, from the bank group under certain circumstances. In connection with this commitment, CornerStone's independent Audit Committee approved the payment to the Corporation of a commitment fee of $4.6 million, which CornerStone is accruing, but has not yet paid, and warrants to purchase 568,750 common units at an exercise price of $.10. Of these warrants, 379,438 have been exercised as of March 31, 2001. CornerStone had $70.0 million outstanding under its working capital and acquisition lines as of March 31, 2001 and was restricted by the credit lenders from borrowing further on this facility. The facility matures in November 2001 and CornerStone is currently endeavoring to either extend the maturity of this facility or replace it with a similar facility.

    Blue Dot's Credit Facility (nonrecourse to the Corporation) provides for up to $135.0 million to fund acquisitions and for general business purposes. Blue Dot had $42.0 million outstanding on their Facility, and based on current covenant requirements, no additional borrowings were available at March 31, 2001.

    In April 2000, Expanets completed a transaction to purchase the Lucent GEM business. In order to partially finance this transaction, the Corporation purchased an additional $64.0 million of Expanets' preferred stock with cash. As part of the original agreement, Expanets also issued Avaya a $35.0 million subordinated note (which was due March 2001) and a $15.0 million convertible note due

March 31, 2003. In April 2001 a letter of intent was executed with Avaya to modify certain terms of the original agreement. Under the proposed agreement, the $35.0 million subordinated note would be extended and the $15.0 million convertible note converted to an equity interest. A definitive agreement incorporating the terms of the letter of intent is anticipated in the second quarter. Expanets continues to pursue its efforts to obtain their own asset-based commercial credit facility. Discussions are currently ongoing with various banks to provide such financing, but there is no assurance the financing will be consummated.

    On October 2, 2000, the Corporation announced it had entered into a definitive agreement to acquire MPC's (NYSE:MTP) energy distribution and transmission business for approximately $1.1 billion which includes the assumption of $488 million of debt of MPC. The Corporation has obtained a commitment for an $850 million facility, with a term of two years following the closing date, to finance the transaction and replace its existing credit facility. While the Corporation continues to evaluate its long-term capital structure options, during the two-year period following the close, the Corporation anticipates issuing additional equity of approximately $150 million to $200 million. The transaction is still subject to certain conditions, such as a receipt of regulatory approval from the Montana Public Service Commission and approval of MPC's shareholders. In addition, customary closing requirements apply such as confirmation of representations and warranties, and compliance with covenants and the satisfaction of contractual closing conditions. Completion of the transaction is anticipated during the third quarter of 2001; however, there is no assurance that this transaction will be consummated.

CAPITAL REQUIREMENTS

    The Corporation's principal capital requirements include continued funding for growth of existing business segments; funding new corporate investment and development ventures; funding maintenance and expansion programs; funding debt and preferred stock retirements, sinking fund requirements, distributions to propane common unitholders and distributions to NorthWestern's common stockholders.

    Maintenance capital expenditures for the three months ended March 31, 2001 and 2000 were $11.2 million and $5.9 million, respectively. Expenditures are continually reviewed and are subject to change as a result of changing economic conditions, variations in sales, investment opportunities, and other ongoing considerations. Estimated annual maintenance expenditures for 2001 and 2002 are $36.6 million and $39.3 million, respectively. This represents an increase over prior years due to anticipated future expenditures related to the Lucent GEM acquisition, growth through acquisitions, and ongoing maintenance needs.

    Capital requirements for long-term debt due within one year of the balance sheet date, including nonrecourse debt of subsidiaries, are expected to be $56.2 million. The Corporation anticipates that existing investments and marketable securities, internally generated cash flows and available external financing will be sufficient to meet future capital requirements.

    The Corporation will continue to review the economics of retiring or refunding remaining long-term debt and preferred stock to minimize long-term financing costs. The Corporation may continue to make investments in CornerStone, Blue Dot and Expanets. The Corporation had invested $492.4 million through March 31, 2001 in Blue Dot and Expanets. Also, the Corporation may make other significant acquisition investments in related or other industries, including regulated utility operations, that might require the Corporation to raise additional equity and/or incur debt financings, which are therefore subject to certain risks and uncertainties.

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

COMPETITION & BUSINESS RISK

    The Corporation and its partner entities are leading providers of value-added, integrated services and solutions to more than 2 million residential and business customers nationwide. Our strategy will continue to focus on the expansion of our existing growth initiatives, both through internal growth and acquisitions and through the integration of other value-added services. We also intend to seek investment opportunities in other existing or emerging growth industries within the energy and communications sectors. While these strategic development and acquisition activities can involve increased risk, we believe they offer the potential for enhanced investment returns. The Corporation's growth strategy will be subject to certain risks and uncertainties, including the future availability of market capital to fund development and acquisitions, our ability to develop new growth initiatives, our responses to increased competition, our ability to attract, retain and train skilled team members, our ability to develop national service brands in our business sectors, governmental regulations and general economic conditions, some of which factors are discussed in further detail below. Our acquisition activities involve the risks of identifying suitable acquisition candidates, including addressing the adequacy and efficiency of corporate infrastructure, such as information systems, business processes and related support functions, successfully transitioning, integrating and managing acquired companies, realizing cost savings and efficiencies from integrated companies, maintaining selected key management members of the acquired company and retaining acquired customer bases. Our ability to generate internal growth in our businesses will depend in part on our ability to retain and expand our customer base through effective marketing and promotional activities and the introduction of expanded service offerings. The Corporation has taken and continues to take steps to address and mitigate such risks. There are no assurances that such efforts will be sufficient to meet the future needs of the Corporation. Future changes in accounting rules and regulations, particularly those related to purchase accounting, could also have a material impact upon the Corporation's future financial statement presentation, results from operations and financial position.

PROPANE

    The retail propane business is a margin-based business in which gross profits depend on the excess of sales prices over propane supply costs. Consequently, CornerStone's profitability will be sensitive to changes in wholesale propane prices. Propane is a commodity, the market price of which can be subject to volatile changes in response to changes in the world crude oil market, refinery operations, supply or other market conditions. In both the retail and wholesale businesses, CornerStone engages in hedging of product cost and supply through common hedging practices pursuant to risk management policies monitored by management. As it may not be possible to immediately pass on to customers rapid increases in the wholesale cost of propane, such increases could reduce CornerStone's gross profits.

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

    Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers against suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is a competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating and cooking. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a less expensive source of energy than propane, although in areas where natural gas is available, propane is often used for certain industrial and commercial applications. The gradual expansion of the nation's natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many regions of the country where propane is sold for heating and cooking purposes. Moreover, certain characteristics of some CornerStone retail customers may preclude use of natural gas.

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

ELECTRIC AND NATURAL GAS

    The electric and natural gas industries continue to undergo numerous transformations, and the Corporation is operating in an increasingly competitive marketplace. The Federal Energy Regulatory Commission ("FERC"), which regulates interstate and wholesale electric transmissions, has issued Order No. 2000 and Order No. 2000-A designed to open up transmission grids and mandate owners of transmission assets to allow others equal access to utility transmission systems and prompts the formation of regional transmission organizations ("RTOs") to control and operate interstate transmission facilities. In response to FERC Order No. 2000, the Corporation filed in October 2000 its Order No. 2000 Compliance Filing with FERC detailing options it is pursuing in order to participate in an RTO, including participation in the investigation of the formation of a regional transmission entity as well as the pursuit of various options associated with joining the Midwest Independent System Operator. Various state regulatory bodies are supporting initiatives to redefine the electric energy market and are experimenting with customer choice, which gives some retail customers the ability to choose their supplier of electricity. These and other developments are expected to increase competition in the wholesale and retail electricity markets. The potential for continued unbundling of customer services exists, allowing customers to buy their own electricity and natural gas on the open market and having it delivered by the local utility.

    The Corporation's future financial performance will be dependent on the effective execution of operating strategies to address a more competitive and changing energy marketplace, including industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of investments made under traditional regulation; nature of competitors entering the industry; and customer choice. The Corporation is exploring new energy products and services, utilizing new technologies, centralizing activities to improve efficiency and customer responsiveness. The Corporation continues to reengineer business processes to apply best-practices methodologies.

    Natural gas is a commodity that can be subject to volatile changes in price. The Corporation engages in hedging of product cost and supply through common hedging practices pursuant to risk management policies monitored by management.

    On October 2, 2000, the Corporation announced it had entered into a definitive agreement to acquire MPC's energy distribution and transmission business for approximately $1.1 billion, including the assumption of approximately $488 million in existing MPC debt. The transaction is subject to certain conditions, such as a receipt of regulatory approval from the Montana Public Service Commission, approval of MPC's shareholders, and other customary closing conditions. The Corporation has obtained a commitment for an $850 million facility, with a term of two years following the closing date, to finance the transaction and replace its existing credit facility. Completion of the transaction is anticipated in the third quarter of 2001. There can be no assurance that this transaction will be consummated.

    Weather conditions have a significant impact on electric and natural gas demand for heating and cooling purposes. Actual weather conditions can vary substantially from year to year, significantly affecting the Corporation's financial performance.

    The Corporation complies with the provisions of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." SFAS 71 provides for the financial reporting requirements of the Corporation's regulated electric and natural gas operations, which requires specific accounting treatment of certain costs and expenses that are related to the Corporation's regulated operations. Criteria that could give rise to the discontinuance of SFAS 71 include 1) increasing competition that restricts the Corporation's ability to establish prices to recover specific costs and 2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Corporation periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Corporation believes that its regulatory assets, including those related to generation, are probable of future recovery. This evaluation of recovery must be updated for any change which might occur in the Corporation's current regulatory environment.

HVAC

    The markets served by Blue Dot for residential and commercial heating, ventilating, air conditioning, plumbing and related services are highly competitive. The principal competitive factors in these segments of the industry are 1) timeliness, reliability and quality of services provided, 2) range of products and services provided, 3) name recognition and market share and 4) pricing. Many of Blue Dot's competitors in the HVAC business are small, owner-operated companies typically located and operated in a single geographic area. Certain of these smaller competitors may have lower overhead cost structures and, consequently, may be able to charge lower rates for their services. There are a small number of larger national companies engaged in providing residential and commercial services in the service lines in which Blue Dot intends to focus. Future competition in both the residential and commercial service lines may be encountered from other newly formed or existing public or private service companies with aggressive acquisition and marketing programs, from HVAC equipment manufacturers, the unregulated business segments of regulated gas and electric utilities, newly deregulated utilities in those industries entering into various service areas and from the national home improvement retail chains. Certain of Blue Dot's competitors may have greater financial resources to finance acquisition and internal growth opportunities and may be willing to pay higher prices than Blue Dot for acquisition opportunities. Blue Dot's business is subject to seasonal variations in certain areas of its service lines, with demand for residential HVAC services generally higher in the second and third quarters. HVAC systems are subject to various environmental regulations, and certain local, state or federal laws may impose licensing standards on technicians. There can be no assurance that the regulatory environment in which Blue Dot operates will not change significantly in the future.

COMMUNICATIONS

    The market served by Expanets in the communications, data services and network solutions industry is also a highly competitive market. Competitive factors include 1) market acceptance of the products, services and technology solutions Expanets provides, 2) pending and future legislation affecting the communications and data industry, 3) name recognition and market share, 4) Expanets' ability to provide integrated communication and data solutions for customers in a dynamic industry, and 5) the introduction of new technologies. Some of Expanets' competitors in the communications business are small, owner-operated companies typically located and operated in a single geographic area. Certain of these smaller competitors may have lower overhead cost structures and, consequently, may be able to charge lower rates for their services. There also are a number of large, integrated national companies engaged in providing commercial services in the service lines in which the Expanets intends to focus, some of which also manufacture and sell directly the products that Expanets services and sells. Future competition may be encountered from other newly formed or existing public or private service companies with aggressive acquisition and marketing programs. Certain of Expanets' competitors may have greater financial resources to finance acquisition and internal growth opportunities and may be willing to pay higher prices than Expanets for acquisition opportunities. Certain products and services offered by Expanets are manufactured or supplied by others and involve the risk of partial reliance upon third party systems and services, as well as risks associated with the need to integrate services and solutions across networks, platforms and equipment manufactured or supplied by various companies. Expanets is also subject to certain risks associated with the Lucent GEM acquisition, including 1) reliance upon Transitions Agreements (TSAs) administered by Avaya (as successor to Lucent), 2) substantial investments in corporate infrastructure systems to enable the successful transition away from the TSAs, 3) the successful integration of the much larger GEM business with the previously existing Expanets business and 4) the successful transition of the historical GEM sales from voice equipment to relatively higher margin integrated voice and data services solutions.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Statements made in this Form 10-Q, including the Management's Discussion and Analysis, and those relating to expectation of future financial performance, continued growth, dividend policy, liquidity and the impact of changes in interest rates and energy-related commodity prices, are forward-looking statements that involve inherent risks and uncertainties. A number of important factors which are difficult to predict and many of which are beyond the control of the Corporation, could cause actual results to differ materially from those implied by the forward-looking statements within the meaning of the "safe harbor" provisions of the Securities and Exchange Act of 1934, as amended. These forward-looking statements are subject to various risks and uncertainties. These factors include, but are not limited to, the adverse impact of weather conditions; unscheduled generation outages, maintenance or repairs, unanticipated changes to fossil fuel or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; developments in the federal and state regulatory environment and the terms associated with obtaining regulatory approvals; the rate of growth and economic conditions in the service territories of the Corporation and its subsidiaries; the speed and degree to which competition enters the Corporation's businesses; the timing and extent of changes in interest rates and fluctuations in energy-related commodity prices; risks associated with acquisitions, transition and integration of acquired companies; changes in customer usage patterns and preferences; as well as changing conditions in the economy, capital markets and other factors identified from time to time in the Corporation's filings with the Securities and Exchange Commission. This Form 10-Q should be read in conjunction with the most recent 10-K report, which can be located at www.sec.gov and requested from the Corporation.

NORTHWESTERN CORPORATION

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Corporation is from time to time a party to litigation arising in the ordinary course of its business and strategic development activities. Management believes that none of such actions will have a material adverse effect on our financial condition, results of such operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    (99)  Additional Exhibits

    Press release issued by NorthWestern Corporation on April 6, 2001

  (b)
  Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWESTERN CORPORATION (Registrant)
Date: May 15, 2001	/s/ Kipp D. Orme Vice President—Finance Chief Financial Officer

QuickLinks

INDEX
PART 1. FINANCIAL INFORMATION
  Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES