Form 10-Q
period 2001-06-30
NORTHWESTERN CORP
filed 2001-08-14
CIK 73088

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

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

Common Stock, Par Value $1.75
23,716,762 outstanding at August 8, 2001

Corporation–Obligated Mandatorily Redeemable Preferred
Securities of Subsidiary Trusts, Liquidation Amount $25.00
3,500,000 shares outstanding at August 8, 2001

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWESTERN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	June 30, 2001	December 31, 2000
ASSETS
Current Assets:
Cash and Equivalents	$76,616	$91,601
Accounts Receivable, net	403,020	710,440
Inventories	86,131	143,870
Other	66,961	55,080

	632,728	1,000,991

Property, Plant, and Equipment, Net	730,772	695,965
Goodwill and Other Intangible Assets, Net	1,007,467	1,033,035
Other Assets:
Investments	98,034	93,463
Other	79,082	74,616

	177,116	168,079

	$2,548,083	$2,898,070

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
Current Maturities of Long-Term Debt	$183,000	$5,000
Current Maturities of Long-Term Debt—nonrecourse	92,905	52,263
Short-term debt—nonrecourse	66,404	—
Accounts Payable	286,052	638,818
Accrued Expenses	203,516	194,896

	831,877	890,977

Long-term Debt	396,350	507,650
Long-term Debt of Subsidiaries—Nonrecourse	487,685	575,915
Deferred Income Taxes and Other	54,244	55,549
Other Noncurrent Liabilities	63,934	59,524
Minority Interests	291,838	398,004

Preferred Stock, Preference Stock, and Preferred Securities:
Preferred Stock—4 1/2% Series	2,600	2,600
Redeemable Preferred Stock—6 1/2% Series	1,150	1,150
Preference Stock	—	—
Corporation Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts	87,500	87,500

	91,250	91,250

Shareholders' Equity:
Common stock, par value $1.75; authorized 50,000,000 shares; issued and outstanding 23,683,282 and 23,411,333	41,443	40,968
Paid-in Capital	172,252	165,932
Retained Earnings	116,321	111,355
Accumulated Other Comprehensive Income	889	946

	330,905	319,201

	$2,548,083	$2,898,070

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
OPERATING REVENUES	$1,031,586	$1,637,715	$2,528,275	$2,968,659
COST OF SALES	803,523	1,433,588	2,061,854	2,596,339

GROSS MARGIN	228,063	204,127	466,421	372,320

OPERATING EXPENSES
Selling, general and administrative	206,141	176,524	420,086	288,561
Depreciation	16,934	14,859	31,835	28,099
Goodwill and other intangibles amortization	15,817	13,572	30,081	20,499

	238,892	204,955	482,002	337,159

OPERATING INCOME (LOSS)	(10,829)	(828)	(15,581)	35,161
Interest Expense, Net	(21,236)	(19,431)	(43,759)	(35,955)
Investment Income and Other	1,675	2,993	2,853	6,128

Income (Loss) Before Income Taxes and Minority Interests	(30,390)	(17,266)	(56,487)	5,334
Benefit (Provision) for Income Taxes	(2,642)	(1,456)	9,368	(6,267)

Loss Before Minority Interests	(33,032)	(18,722)	(47,119)	(933)
Minority Interests	43,812	26,424	76,288	24,874

Net Income	10,780	7,702	29,169	23,941
Minority Interests on Preferred Securities of Subsidiary Trusts	(1,650)	(1,650)	(3,300)	(3,300)
Dividends on Preferred Stock	(48)	(48)	(96)	(96)

Earnings on Common Stock	$9,082	$6,004	$25,773	$20,545

Average Common Shares Outstanding	23,669	23,117	23,552	23,113
Earnings per Average Common Share:
Basic	$0.38	$0.26	$1.09	$.89
Diluted	$0.38	$0.26	$1.09	$.88

The accompanying notes to consolidated financial statements are an integral part of these statements

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended June 30
	2001	2000
Operating Activities:
Net Income	$29,169	$23,941
Items not affecting cash:
Depreciation	31,835	28,099
Amortization	30,081	20,499
Deferred income taxes	(1,185)	(4,929)
Minority interests in net losses of consolidated subsidiaries	(76,288)	(24,874)
Investment tax credits	(267)	(272)
Foreign currency adjustments	595	(299)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	307,988	(82,268)
Inventories	57,968	(18,054)
Other current assets	(11,795)	265
Accounts payable	(287,092)	95,451
Accrued expenses	4,613	23,275
Other, net	8,092	(6,228)

Cash flows provided by operating activities	93,714	54,606

Investment Activities:
Property, plant, and equipment additions	(21,804)	(15,159)
Sale (purchase) of noncurrent investments and assets, net	386	(3,470)
Acquisitions and growth expenditures	(46,104)	(100,309)

Cash flows used in investing activities	(67,522)	(118,938)

Financing Activities:
Dividends on common and preferred stock	(14,108)	(12,924)
Minority interest on preferred securities of subsidiary trusts	(3,300)	(3,300)
Proceeds from exercise of warrants	—	182
Subsidiary payment of common unit distributions	(18,239)	(18,167)
Proceeds from issuance of common units	10	—
Repayment of nonrecourse subsidiary debt, net	(14,894)	(5,244)
Line of credit borrowings (repayments) of subsidiaries, net	(43,978)	59,680
Subsidiary repurchase of minority interests	(13,368)	(11,406)
Short-term borrowings of subsidiaries, net	—	5,300
Line of credit borrowings, net	66,700	101,000
Commercial paper repayments, net	—	(3,000)

Cash flows provided by (used in) financing activities	(41,177)	112,121

Increase (Decrease) in Cash and Cash Equivalents	(14,985)	47,789
Cash and Cash Equivalents, beginning of period	91,601	29,677

Cash and Cash Equivalents, end of period	$76,616	$77,466

Supplemental Cash Flow Information:
Cash paid during the period for:
Income Taxes	$6,537	$7,724
Interest	$48,331	$31,010
Non-cash transactions:
Assets acquired in exchange for current liabilities and debt	$12,622	$—
Minority equity interest issued for acquisitions and earn-outs	$3,312	$159,638
Minority equity interest issued in exchange for notes receivable	$145	$—
Exchange of warrants for common stock	$6,795	$—
Current liabilities exchanged for short-term debt	$66,404	$—
Long-term debt assumed from acquisitions	$40	$479

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

(2) Subsidiaries and Principles of Consolidation—

    The accompanying consolidated financial statements include the accounts of the Corporation and all wholly and majority-owned subsidiaries. Also, although the Corporation holds preferred stock investments and less than a majority of outstanding common shares/units of CornerStone Propane Partners, L.P. (NYSE:CNO) ("CornerStone"), the nation's fifth largest retail propane distributor; Expanets, Inc. ("Expanets"), a national provider of networked communications and data solutions primarily to mid-sized business customers; and Blue Dot Services, Inc. ("Blue Dot"), a national provider of air conditioning, heating, plumbing and related services ("HVAC"), the financial statements of these entities are included in the accompanying consolidated financial statements, and therefore included in referencing to "subsidiaries," because of the voting and control rights held by the Corporation. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. The public common unitholders' interest in CornerStone's net assets is reflected as minority interests in the consolidated financial statements. Equity interests of the owners of companies acquired by Blue Dot and Expanets who continue to hold an interest in Blue Dot and Expanets are also reflected as minority interests in the consolidated financial statements. The extent of income or loss allocable to minority interests will vary depending on the underlying profitability of the various entities along with the composition of the equity holdings of these entities. Further, in the event future losses are incurred at these entities, allocation of these losses to minority interests will be limited by the extent to which the minority interest balance of the respective entity exceeds the amount of such interest subject to exchange agreements.

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

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Net Income	$10,780	$7,702	$29,169	$23,941
Other comprehensive income, net of tax:
Unrealized gain on investments	876	(442)	(226)	(1,951)
Foreign currency translations	293	(34)	169	(88)

Comprehensive Income	$11,949	$7,226	$29,112	$21,902

(4) Segment Information—

    For the purpose of providing segment information in accordance with Statement of Financial Accounting Standards No. 131, 'Disclosures about Segments of an Enterprise and Related Information,' the Corporation's six principal business segments are its electric, natural gas, retail propane, wholesale propane (which also includes non-propane related activities), HVAC, and communications operations. All Other includes other service businesses, activities and assets of the parent, and any reconciling or eliminating amounts.

    The accounting policies of the operating segments are the same as the parent except that the parent allocates some of its operating expenses and interest expense to the operating segments according to a methodology designed by management for internal reporting purposes and involves estimates and assumptions. Financial data for the business segments are as follows (in thousands):

	Three Months Ended June 30, 2001
	Total Electric and Natural Gas	Communi- cations	HVAC	Total Propane	All Other	Total
Operating Revenues	$59,704	$301,267	$111,673	$554,740	$4,202	$1,031,586
Cost of Sales	29,581	186,924	68,821	515,653	2,544	803,523

Gross Margin	30,123	114,343	42,852	39,087	1,658	228,063
Selling, general, & administrative	13,081	116,355	36,044	35,265	5,396	206,141
Depreciation	4,084	2,890	2,327	7,195	438	16,934
Goodwill and other intangibles amortization	—	9,735	1,762	4,209	111	15,817

Operating income (loss)	12,958	(14,637)	2,719	(7,582)	(4,287)	(10,829)
Interest expense	(2,154)	(3,736)	(1,157)	(12,139)	(2,050)	(21,236)
Investment income and other	140	453	73	—	1,009	1,675

Income (loss) before taxes and minority interests	10,944	(17,920)	1,635	(19,721)	(5,328)	(30,390)
Benefit (provision) for taxes	(3,699)	—	(1,328)	2,033	352	(2,642)

Income (loss) before minority interests	$7,245	$(17,920)	$307	$(17,688)	$(4,976)	$(33,032)

Total Assets	$349,468	$765,474	$382,350	$879,399	$171,392	$2,548,083

Maintenance Capital Expenditures	$3,232	$3,986	$2,626	$689	$78	$10,611

	Three Months Ended June 30, 2000
	Total Electric and Natural Gas	Communications	HVAC	Total Propane	All Other	Total
Operating Revenues	$35,404	$358,553	$108,121	$1,131,669	$3,968	$1,637,715
Cost of Sales	14,651	245,153	67,158	1,103,848	2,778	1,433,588

Gross Margin	20,753	113,400	40,963	27,821	1,190	204,127
Selling, general, & administrative	9,038	98,903	32,247	32,567	3,769	176,524
Depreciation	3,950	1,817	1,928	6,877	287	14,859
Goodwill and other intangibles amortization	—	8,609	1,335	3,621	7	13,572

Operating income (loss)	7,765	4,071	5,453	(15,244)	(2,873)	(828)
Interest expense	(1,978)	(1,592)	(1,507)	(9,245)	(5,109)	(19,431)
Investment income and other	42	172	172	—	2,607	2,993

Income (loss) before taxes and minority interests	5,829	2,651	4,118	(24,489)	(5,375)	(17,266)
Benefit (provision) for taxes	(1,536)	(2,448)	(2,238)	2,134	2,632	(1,456)

Income (loss) before minority interests	$4,293	$203	$1,880	$(22,355)	$(2,743)	$(18,722)

Total Assets	$340,720	$851,210	$323,575	$745,435	$130,070	$2,391,010

Maintenance Capital Expenditures	$3,138	$1,253	$3,192	$1,398	$5	$8,968

	Three Months Ended June 30
	2001		2000
	Electric	Natural Gas	Electric	Natural Gas
Operating Revenues	$30,169	$29,535	$18,985	$16,419
Cost of Sales	5,461	24,120	3,291	11,360

Gross Margin	24,708	5,415	15,694	5,059
Selling, general & administrative	9,417	3,664	5,814	3,224
Depreciation	3,212	872	3,147	803

Operating Income	$12,079	$879	$6,733	$1,032

	Three Months Ended June 30
	2001		2000
	Retail Propane	Wholesale Propane	Retail Propane	Wholesale Propane
Operating Revenues	$56,418	$498,322	$53,951	$1,077,718
Cost of Sales	29,017	486,636	27,521	1,076,327

Gross Margin	$27,401	$11,686	$26,430	$1,391

	Six Months Ended June 30, 2001
	Total Electric and Natural Gas	Communications	HVAC	Total Propane	All Other	Total
Operating Revenues	$165,384	$570,064	$211,304	$1,573,837	$7,686	$2,528,275
Cost of Sales	101,220	372,932	131,330	1,451,672	4,700	2,061,854

Gross Margin	64,164	197,132	79,974	122,165	2,986	466,421
Selling, general, & administrative	24,843	236,860	70,953	76,246	11,184	420,086
Depreciation	8,131	5,206	4,461	13,108	929	31,835
Goodwill and other intangibles amortization	—	18,409	3,502	8,030	140	30,081

Operating income (loss)	31,190	(63,343)	1,058	24,781	(9,267)	(15,581)
Interest expense	(4,357)	(6,094)	(2,513)	(25,241)	(5,554)	(43,759)
Investment income and other	166	301	135	—	2,251	2,853

Income (loss) before taxes and minority interests	26,999	(69,136)	(1,320)	(460)	(12,570)	(56,487)
Benefit (provision) for taxes	(9,223)	17,461	(879)	(602)	2,611	9,368

Income (loss) before minority interests	$17,776	$(51,675)	$(2,199)	$(1,062)	$(9,959)	$(47,119)

Total Assets	$349,468	$765,474	$382,350	$879,399	$171,392	$2,548,083

Maintenance Capital Expenditures	$5,961	$9,615	$4,665	$1,318	$245	$21,804

	Six Months Ended June 30, 2000
	Total Electric and Natural Gas	Communications	HVAC	Total Propane	All Other	Total
Operating Revenues	$88,443	$444,000	$187,899	$2,241,254	$7,063	$2,968,659
Cost of Sales	42,880	296,405	117,823	2,134,462	4,769	2,596,339

Gross Margin	45,563	147,595	70,076	106,792	2,294	372,320
Selling, general, & administrative	19,091	130,361	60,323	71,606	7,180	288,561
Depreciation	7,900	3,161	3,453	13,045	540	28,099
Goodwill and other intangibles amortization	—	10,724	2,540	7,220	15	20,499

Operating income (loss)	18,572	3,349	3,760	14,921	(5,441)	35,161
Interest expense	(4,061)	(2,384)	(2,431)	(18,680)	(8,399)	(35,955)
Investment income and other	3	281	238	—	5,606	6,128

Income (loss) before taxes and minority interests	14,514	1,246	1,567	(3,759)	(8,234)	5,334
Benefit (provision) for taxes	(5,179)	(2,733)	(1,733)	(358)	3,736	(6,267)

Income (loss) before minority interests	$9,335	$(1,487)	$(166)	$(4,117)	$(4,498)	$(933)

Total Assets	$340,720	$851,210	$323,575	$745,435	$130,070	$2,391,010

Maintenance Capital Expenditures	$5,047	$2,214	$4,980	$2,822	$96	$15,159

	Six Months Ended June 30
	2001		2000
	Electric	Natural Gas	Electric	Natural Gas
Operating Revenues	$59,530	$105,854	$39,574	$48,869
Cost of Sales	10,785	90,435	7,530	35,350

Gross Margin	48,745	15,419	32,044	13,519
Selling, general & administrative	16,904	7,939	12,046	7,045
Depreciation	6,424	1,707	6,284	1,616

Operating Income	$25,417	$5,773	$13,714	$4,858

	Six Months Ended June 30
	2001		2000
	Retail Propane	Wholesale Propane	Retail Propane	Wholesale Propane
Operating Revenues	$228,132	$1,345,705	$187,081	$2,054,173
Cost of Sales	125,801	1,325,871	99,544	2,034,918

Gross Margin	$102,331	$19,834	$87,537	$19,255

(5) New Accounting Standards

    In March 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 137 amended SFAS 133 to defer the effective date to all fiscal quarters of years beginning after June 15, 2000. Additionally, SFAS 138 amended accounting and reporting standards for certain derivative instruments and hedging activities, but did not further delay implementation. The Corporation has adopted the provisions of SFAS 133, as amended, effective July 1, 2000, consistent with the timing of CornerStone's adoption of SFAS 133. The impact of effect of the initial adoption of SFAS 133 was $5.3 million and was reflected in the consolidated statements of income as a cumulative effect of change in accounting principle and shown net of taxes of $.5 million and minority interests of $3.8 million. Net gains of $255,000 for the three months ended June 30, 2001, and $357,000 for the six months ended June 30, 2001, have been recognized and are included as part of cost of sales in the consolidated income statement.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), 'Revenue Recognition in Financial Statements'. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The SEC, subsequent to December 1999, issued SAB 101A and 101B, both of which delayed the implementation date of SAB 101. The Corporation adopted SAB 101 effective for the quarter ended December 31, 2000, the adoption of which did not have an impact upon the Corporation's financial position or results of operations.

    Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), was issued by the FASB effective for all acquisitions initiated after June 30, 2001. The Statement supersedes APB Opinion No. 16, Business Combinations, in addition to FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS 141 eliminates the pooling method of accounting for business combinations and requires the purchase method to be used. In addition, it requires that all identifiable intangibles be separately recognized and the purchase price allocated accordingly, which will result in the recognition, in some instances, of substantially more categories of intangibles.

    Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates amortization of goodwill and allows amortization of other intangibles only if the assets have a finite, determinable life. At adoption, and at least annually thereafter, companies must also perform an impairment analysis of intangibles assets at the reporting unit level, to determine whether the carrying value exceeds the fair value of the assets. In instances where the carrying value is less than the fair value of the asset, a loss impairment must be recognized. Subsequent reversal of a previously recognized impairment loss is prohibited. Companies must also disclose information regarding the intangible asset classes, amortization expense, projected amortization expense, loss impairments, and net income for all periods presented as though SFAS 142 had been in effect for those periods. The Statement is effective for all fiscal years beginning after December 15, 2001, with early application permitted, in some instances, for entities with fiscal years beginning after March 15, 2001. Retroactive application is not permitted. The Corporation is currently in the process of evaluating the impact of SFAS 142 on all reporting units. While is in not currently known what the impact to net income will be from the discontinuance of amortization or possible loss impairments, it is anticipated to have a material effect on the results of operations.

(6) Acquisitions

    Assets acquired and liabilities assumed in acquisitions consummated in the last twelve months have been recorded based upon preliminary estimates of fair value as of the dates of acquisition. The Corporation does not believe the final allocation of purchase price will be materially different from preliminary allocations.

    On October 2, 2000, the Corporation announced it had entered into a definitive agreement to acquire The Montana Power Company's (NYSE:MTP)("MPC") energy distribution and transmission business for approximately $1.1 billion, including the assumption of approximately $488 million in existing MPC debt. The transaction has received approval of the Federal Energy Regulatory Commission and has received Hart-Scott-Rodino clearance. It is still subject to certain conditions, such as a receipt of regulatory approval from the Montana Public Service Commission and approval of MPC's shareholders. In addition, customary closing requirements apply such as confirmation of representations and warranties, compliance with covenants and the satisfaction of contractual closing conditions. Completion of the transaction is anticipated in the fourth quarter of 2001; however, there is no assurance that this transaction will be consummated. See the "Liquidity & Capital Resources" section for discussion regarding proposed financing of the acquisition.

    The acquisition of the Growing and Emerging Markets ("GEM") division of Lucent Technologies, Inc. ("Lucent") by Expanets, was effective April 2000. An amended agreement was signed in May 2001 to modify certain ongoing commercial terms of the original purchase agreement. Modifications to allocation of customer accounts between Expanets and Avaya (the subsequent spin-off of Lucent); changes to maintenance contracts, services, and fees; and modifications to the terms of the financial and capital structure of the transaction (see "Liquidity and Capital Resources" for further discussion) have been agreed to which may affect the final allocation of the purchase price of the acquired assets and liabilities.

(7) Reclassifications and Restatements

    Certain 2000 amounts have been reclassified to conform to the 2001 presentation. Such reclassifications and restatements have no impact on net income or shareholders' equity as previously reported.

(8) Earnings per Share

    Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of the outstanding stock options and warrants which include certain antidilutive stock options. The following table presents the shares used in computing the basic and diluted earnings per share for 2001 and 2000 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Average Common Shares Outstanding
For Basic Computation	23,669	23,117	23,552	23,113
Dilutive Effect of:
Stock Options	81	30	77	21
Stock Warrants	12	203	112	193

Average Common Shares Outstanding
For Diluted Computation	23,762	23,350	23,741	23,327

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

CONSOLIDATED OPERATING RESULTS

    Consolidated common earnings for the quarter of $9.1 million translated into diluted earnings per share (EPS) of $.38, a 46.2% increase over second quarter 2000 diluted EPS. The energy segments of the business contributed to the majority of the increase, supplemented by increased EPS generated by continued preferred stock investments in Expanets (Communications). For the six months ended, diluted EPS of $1.09 on earnings of $25.8 million was 23.9% higher than diluted EPS of $.88 on common earnings generated in the first six months of 2000. As with the quarter, robust earnings from the energy segments, in addition to EPS from continued preferred investments in Expanets, increased earnings.

    Revenues for the quarter decreased $606.1 million as compared to the second quarter of 2000. This decline is due largely to a $579.4 million decrease in wholesale propane revenues resulting from the sale in December 2000 of certain Canadian crude operations. In addition, revenues in the communications segment declined $57.3 million reflecting the reduction of Avaya-related "small of large" revenues (see further discussion within the Communications section regarding the restructured agreement with Avaya) and general softness in the communications and data sectors. Partially offsetting both of these declines was an $11.2 million increase in electric, $13.1 million increase in natural gas revenues, and modest revenue gains in the HVAC and retail propane segments. For the six months ended June 2001, revenues were down $440.4 million as compared to the first six months of 2000. Wholesale propane revenues dropped $708.5 million, principally a result of the Canadian crude operations sale. Revenues in all other business segments grew, a result of acquisitions, high commodity prices, and internal growth. The largest gain was in the communications segment where revenues increased $126.1 million as a result of the inclusion of the Lucent GEM acquisition closed in April 2000.

    Cost of sales for the quarter declined 44.0% over second quarter 2000 costs, again driven by the sale of the Canadian crude operations and decreases within the communications segment. Wholesale propane costs decreased $589.7 million, while the communications segment's costs declined $58.2 million. Natural gas costs increased quarter over quarter by $12.8 million to offset the decreases, a result of high commodity prices throughout the first half of 2001, in addition to slight increases within the other business segments. Cost of sales for the six months ended June 30, 2001 of $2,061.9 million were $534.5 million lower than expenses for the first six months of 2000. As with the quarter, wholesale propane accounted for the majority of the decrease, with costs declining $709.0 million as compared to costs for the first six months of 2000. Communications segment costs grew $76.5 million due to the

Lucent GEM acquisition, while retail propane and natural gas costs increased substantially due to high commodity prices during most of 2001.

    Consolidated gross margins of $228.1 million for the quarter grew $23.9 million over second quarter 2000 margins. Electric operations and wholesale propane activities contributed to over 80% of the increase. Electric gross margins accounted for $9.0 million of the increase, mainly due to abnormally high wholesale electric margins, while wholesale propane operations added an additional $10.3 million. As a percentage of sales overall gross margins improved from 12.5% for second quarter 2000 to 22.1% for the second quarter of 2001 (36.2% for 2000 and 40.6% for 2001 excluding wholesale propane activities). The percentage improvements were a product of the discontinued unprofitable natural gas trading operations, higher margin wholesale electric activities, and improved communications segment margins. For the six months ended June 30, 2001 gross margins reached $466.4 million, an increase of 25.3% over 2000. Communications contributed $49.5 million or over 50% of the growth due to the April 2000 Lucent GEM acquisition. Additionally, electric margins rose $16.7 million and retail propane margins rose $14.8 million. Overall gross margins as a percentage of revenues for the six months ended improved due to margin improvements in wholesale propane segment as well as the high margin wholesale electric sales for 2001. Exclusive of the wholesale propane margins however, gross margin percentages decreased slightly from 38.6% for 2000 to 37.8% in 2001. This decline is primarily attributable to higher commodity prices in the natural gas and retail propane segments in 2001.

    Consolidated operating expenses climbed to $238.9 million for the second quarter of 2001, a $33.9 million increase over second quarter 2000 expenses. Communications is responsible for over half of the increase, with costs rising $19.7 million due to higher corporate and overall infrastructure costs, particularly in the area of information technology as efforts are focused on implementing a company-wide computer support system. HVAC expenses increased $4.6 million due to acquisitions, while propane, electric, and all other segments' expenses increased due to continued internal growth. Expenses for the six months ended June 30, 2001 were $144.8 million higher than expenses for the six months ended June 30, 2000 of $337.2 million. 80% of the increase is attributable to the communications segment, as a result of the Lucent GEM acquisition and heavy infrastructure-building during 2001. The remaining increase is from continued acquisitions within the HVAC segment while electric, propane and other segments each contributed to approximately 3% of the overall increase in expenses.

    Operating losses for the quarter of $10.8 million is a decline of $10.0 million from second quarter 2000 to second quarter 2001. Communications operating income decreased $18.7 million quarter over quarter, a result of the upswing in operating expenses in excess of gross margin growth. HVAC income also declined $2.7 million, due mainly to operating issues at certain targeted locations. These decreases were offset somewhat by a $5.3 million increase in electric operating income and $7.7 million increase in propane operating income. For the first six months of 2001, operating income fell $50.7 million to a loss of $15.6 million. As with the quarter, communications segment losses drove the vast majority of the decrease, with HVAC contributing an additional shortfall of $2.7 million. Gains within energy segments helped to offset some of the losses. Despite substantial first quarter 2001 losses, and continued losses in the second quarter of 2001, the capital and ownership structure of Expanets allows allocation of substantially all losses to minority interests, thereby not directly impacting EPS.

ELECTRIC

    Revenues for the electric segment rose $11.2 million for the second quarter of 2001 as compared to second quarter 2000 revenues. Retail revenues rose approximately 11% with the remaining increase generated by abnormally high wholesale electric demand and prices. Retail megawatt hour usage increased 2.8% for second quarter 2001 as compared to 2000. In addition, a one-time fuel cost adjustment pass-through resulting from the coal arbitration settlement in 2000 somewhat offset 2000 retail revenues. Revenues for the six months ended June 30, 2001 of $59.5 million were 50.4% higher than 2000 revenues. As with the quarter, retail revenues increased approximately 11% due to higher megawatt usage and 2000 pass through fuel adjustments, and wholesale electric sales represented the balance of the growth.

    Cost of sales for the current quarter were $5.5 million, a $2.2 million increase over costs for the three months ended June 30, 2000. Deferred retail power cost adjustments between the periods, higher transmission costs, and increased fuel costs and generation at the jointly owned plants (partially due to the absence of the pass through fuel cost adjustment noted above) resulted in the increase. For the current six months ended, costs were $3.3 million higher than costs for the six months ended June 2000. As with the quarter, deferred power costs, transmission expense, and higher fuel costs resulted in the increase.

    Gross margins for the quarter were $9.0 million higher (57.4%), due almost entirely to the higher than normal wholesale electricity prices in the second quarter of 2001. As a percentage of revenues, margins slipped slightly from 82.7% to 81.9%, a result of slightly lower margins on the retail electric sales. For the six months ended, margins of $48.7 million were 52.1% higher than margins for the six months ended June 30, 2000. As with the quarter, wholesale electric margins represent the majority of the increase, with retail margin gains as well from increased customer usage. Margins as a percentage of revenues were slightly higher due to the increased impact of wholesale electric sales.

    Operating expenses increased 40.9% when comparing second quarter 2001 to second quarter 2000. This increase is due to incentive compensation accruals (a result of the favorable performance of operations in 2001), higher customer service expenses including bad debt expense (many electric customers are also natural gas customers who have been burdened with high natural gas bills from the cold winter weather), and increased salaries and benefits expenses. For the current six months ended, expenses were $5.0 million (27.3%) higher than 2000 expenses. This increase, as with the quarter is mainly due to incentive compensation accruals, customer service expenses, and increased personnel costs.

    Operating income grew 79.4% to $12.1 million for the current quarter over second quarter 2000. This increase is a result of the abnormally high electric wholesale margins realized in second quarter 2001, offset partially by increased operating expenses. For the six months ended June 2001, operating income was $11.7 million higher than operating income for the six months ended June 2000, at $25.4 million. As with the quarter, margin gains from the wholesale electric activity, offset by the higher operating expenses, pushed operating income well above prior year's income.

NATURAL GAS

    Revenues rose $13.1 million for the current quarter as compared to second quarter 2000. This increase was driven almost entirely by higher commodity prices between 2000 and 2001, along with a slight increase in usage by residential and commercial customers. For the six months ended June 30, 2001, revenues were $57.0 million higher than 2000 revenues. As with the quarter, the increase was largely driven by high commodity prices, in some instances nearly twice the prior year prices. In addition, 2001 heating degree days were approximately 30% higher than the same period of 2000.

    Cost of sales for the segment of $24.1 million were $12.8 million higher than second quarter 2000 costs. As with revenues, this can be attributed to high commodity prices and a slight increase in customer usage. For the six months ended, the situation is similar, with an increase of $55.1 million in 2001 as compared to the first six months of 2000. Colder weather drove up customer usage levels while high commodity prices further increased costs.

    Gross margins reached $5.4 million for the quarter, a 7.0% increase over second quarter 2000 margins. This is a result of increased commercial and residential customer usage between the quarters.

As a percentage of revenues, margins fell from 30.8% for second quarter 2000 to 18.3% for the current quarter. This is reflective of the high commodity prices in the segment. Margins for the six months ended June 2001 were $1.9 million higher than the first six months of 2000. This growth is a result of increased customer usage due to colder weather in 2001 as compared to 2000. As with the quarter, margin percentages decreased, falling from 27.7% for the first six months of 2000 to 14.6% for the six months ended June 30, 2001.

    Operating expenses grew 12.6% during second quarter 2001 as compared to second quarter 2000 expenses. This increase is principally due to increased personnel expenses related to salaries and benefits, and higher customer service expenses in areas such as marketing and bad debts and collections. For the six months ended June 30, 2001 expenses increased $986,000. This rise in expenses is attributable to overtime due to harsher winter weather conditions between the periods, related increased transportation costs, higher customer service expenses as marketing and education expenses incurred to help consumers deal with the changing market conditions in 2001, and resulting increases in bad debt expenses.

    Operating income for the second quarter 2001 decreased $153,000 as compared to income for the second quarter of 2000. This is due to the operating expense increase which outpaced the gross margin growth for the quarter. For the six months, operating of $5.8 million was $915,000 higher than the six months ended June 30, 2001. Gross margin gains due to increased customer usage driven by colder weather drove the increase, offset by higher operating expenses between the periods.

COMMUNICATIONS

    A restructuring agreement with Avaya was executed May 17, 2001, effective as of March 31, 2001 to modify several terms of the original Agreement for the Purchase and Sale of Assets dated March 31, 2000. As part of this agreement, certain transition services agreements (TSAs) were extended, maintenance fee agreement calculations revised, and partner maintenance contract transfers increased and more clearly defined. Additionally, the terms and nature of certain debt issued in consideration of the acquisition have been revised (See "Liquidity and Capital Resources" section for further discussion). These amendments are intended to help improve Expanets' revenue and margin streams by eliminating Avaya's obligation to refer "small of large" accounts (small locations of large national accounts) to Expanets and replace those accounts with higher margin recurring maintenance services.

    Revenues for the quarter decreased 16.0% as compared to the second quarter of 2000. This decrease is a result of a reduced level of "small of large" revenues along with a softening telecommunications market. For the six months ended June 30, 2001, revenues were $126.1 million higher than revenues for the six months ended June 2000. This is a result of inclusion of revenues acquired through the Lucent GEM acquisition closed April 2000 for the first quarter of 2001, offset by the decline in revenues experienced in the second quarter of 2001.

    Cost of sales for the segment decreased $58.2 million, 23.8%, as compared to second quarter 2000 costs. This decline is a result of the aforementioned decrease in revenues, personnel reductions, and focused cost reduction measures by management throughout the field. Costs for the first six months of 2001 increased 25.8% to $372.9 million when compared to cost of sales for the first six months of 2001. As with revenues, this is a result of the Lucent GEM acquisition, offset by the decreased costs in the second quarter of 2001.

    Gross margins remained flat for the quarter as compared to second quarter 2000 margins despite the aforementioned decline in revenues. As a percentage of revenues, margins increased from 31.6% to 38.0% for the quarter. This is reflective of the increased maintenance services from the restructured agreement, improved sales mix and focused cost reduction initiatives by management. For the six months ended, gross margins were $49.5 million higher than margins for the six months ended June 30, 2000. This growth is attributable to the inclusion of margins from the April 2000 GEM acquisition for the first three months of 2001. Gross margin percentage increased slightly to 34.6% as compared to 33.2% for 2000. Gross margin percentage improvement for the second quarter is greater than for the first quarter of 2001 due to the timing of the restructured Avaya agreement, improving sales mix, and further cost reductions initiated during the second quarter.

    Selling, general, and administrative expenses rose $17.5 million, 17.7%, for the second quarter 2001 when compared to the second quarter of 2000. Much of the increased expenses are related to non-capitalizable transition/integration costs associated with the infrastructure support system currently under development for various areas, including information technology, accounting and customer care, which will ultimately allow for termination of all remaining TSAs. Company-wide system implementation is currently targeted to begin in October 2001. For the quarter, approximately $10 million was expensed relating to transition/integration activities, with an additional $20 million to $30 million expected to be incurred during the last six months of 2001. These costs are in addition to the expenses for the TSAs to provide the support for the organization in the interim. As of June 30, 2001, 12 of the 29 TSAs had been terminated, with the remaining TSAs costing approximately $10 million per month. Other corporate expenses have increased as well due to personnel additions necessary to support the key company initiatives and increased operational size. Offsetting these costs somewhat are savings due to field personnel reductions during the second quarter along with other company-wide cost reduction initiatives. For the six months ended June 30, 2001, expenses increased $106.5 million over the first six months of 2000. The inclusion of a full six-month's of costs from the Lucent GEM business in 2001 was the principal cause of the increase, in addition to the infrastructure support system costs incurred during first quarter of 2001, and the above mentioned increases in the second quarter 2001. Depreciation and amortization increased $2.2 million quarter over quarter as a result of the increased capital expenditures and ongoing amortization of intangibles related to the Lucent GEM acquisition. For the six months ended June 30, 2001 as compared to 2000, depreciation and amortization expense increased $9.7 million. This is largely a result of the amortization of intangibles related to the Lucent GEM acquisition and ongoing capital expenditures.

    Operating losses for the quarter of $14.6 million were $18.7 million worse than the operating income for the quarter ended June 30, 2000, due principally to the aforementioned transition/integration expenses. The operating losses for the six months ended June 30, 2001 of $63.3 million represent a $66.7 million decline when compared to operating income for the six-month period ended June 30, 2000. Increased operating expenses from a full six months of expenses related to the Lucent GEM acquisition combined with transitional/integration expenses account for the majority of the increased losses. Operating losses of $14.6 million for the second quarter of 2001 represents an improvement of $34.1 million from the first quarter of 2001, reflecting the impact of the restructured Avaya agreement along with improving sales mix and various cost reduction initiatives.

HVAC

    Revenues within the segment increased $3.6 million over second quarter 2000 revenues. The inclusion of revenues for locations acquired after June 30, 2000 added $12.0 million in revenues, while revenues from existing locations decreased $8.4 million. This drop in revenues can be attributed to three locations that account for almost 90% of the decrease, a result of management turnover and restructuring or closing of business divisions. For the six-month period ended June 30, 2001 revenues reached $211.3 million, a 12.5% growth over the first half of 2000. All of the growth is attributable to the inclusion of revenues from acquisitions closed after June 30, 2000. Revenues at the three locations previously mentioned fell $11.8 million to offset the gain from acquisitions.

    Cost of sales for the segment decreased 2.5% to $68.8 million for the quarter. Decreased costs from restructurings within various locations to focus on the more profitable business lines was offset by a $6.7 million increase in costs due to the full quarter impact of costs for acquisitions closed after June 30, 2000. For the six months ended June 30, 2001 costs of sales reached $131.3 million, a

$13.5 million decrease over 2000 costs. This decline is due to the restructurings noted above, offset by an additional $19.6 million of costs from acquisitions closed subsequent to June 30, 2000.

    Gross margins increased $1.9 million for second quarter 2001 as compared to the second quarter of 2000, a result of the inclusion of a full quarter's activity from acquisitions closed after June 30, 2000. Excluding these acquisitions, gross margins decreased $3.4 million, mainly resulting from revenue shortfalls within the three specific locations identified previously. As a percentage of revenues, margins increased to 38.4% for the second quarter of 2001 as compared to 37.9% for the second quarter of 2001. This improvement was due almost entirely to higher margin acquisitions closed since June 30, 2000. Gross margins for the six months ended June 2001 increased $9.9 million to $80.0 million over 2000 margins. As with the quarterly results, subsequent acquisitions account for $14.8 million of the growth, with revenue shortfalls driving down gross margin contributions from previously acquired locations. As a percentage of revenues there was little change from 2000 to 2001 with percentages of 37.3% versus 37.9%, respectively.

    Selling, general, and administrative expenses of $36.0 million for the quarter increased $3.8 million over second quarter 2000 costs. Nearly all of the increase is attributable to costs from acquisitions closed subsequent to June 30, 2000 as costs at most previously acquired locations have decreased due to management initiatives to reduce costs and increase profitability. Corporate expenses increased slightly, mainly due to personnel additions to manage the growing operations. For the six months ended, expenses were $10.6 million or 17.6% higher than 2000 expenses. As with the quarter, acquisitions account for all of the increase, with partially offsetting decreases within previously acquired locations and increased corporate expenses. Depreciation and amortization for the quarter and six months ended June 30, 2001 increased $826,000 and $2.0 million, respectively. These increases are driven by continued acquisitions activity within the segment and continued capital expenditures.

    Operating income fell $2.7 million for the second quarter of 2001 as compared to second quarter 2000 income. This decline is a result of reduced profitability within previously acquired locations, particularly the three locations specifically mentioned earlier. Acquisitions subsequent to June 30, 2000 added approximately $1.7 million of operating income to partially offset the decline, but increased corporate expenses also negatively impacted operating income. A similar situation is noted for the six months ended June 30, 2001 where operating income was $1.1 million or $2.7 million lower than operating income for the six months ended June 30, 2000. While acquisitions closed after June 30, 2000 added approximately $3.5 million, income from previous acquisitions has fallen substantially. Nearly half of the decline can be attributed to shortfalls within the three locations mentioned above, but operating income has declined throughout the segment, mainly a result of overall economic conditions. Management has corrective action plans in place at the three targeted locations as well as cost reduction initiatives throughout the company. While there is no assurance that these plans will be successful, management is optimistic that profitability will be improved.

PROPANE

    Revenues of $554.7 million for the quarter were $576.9 million, or 51.0% lower than second quarter 2000 revenues for the segment of which wholesale revenues accounted for $579.4 million of the decrease. Wholesale revenues decreased principally as a result of the sale in December 2000 of substantially all the Canadian crude operations, further worsened by a decline in the U.S. natural gas markets. Despite a 9.1% decline in retail volumes, retail revenues were $2.5 million higher for the quarter due to higher commodity prices. Revenues for the six-month period ended June 30, 2001 decreased $667.4 million as compared to the same period in 2000. As with the quarter, wholesale revenues caused the decline with a decrease of $708.5 million due mainly to the Canadian crude operations sale, increased by the decline in the domestic natural gas market. Retail revenues were $41.1 million higher for the six months ended June 30, 2001 due to higher commodity prices, as volumes decreased 4.3%, principally a result of customer conservation efforts in reaction to higher prices.

    Cost of sales decreased $588.2 million over costs for the three months ended June 30, 2000. As with the revenues, the Canadian crude operations sale combined with the decrease in domestic natural gas sales were responsible for the decrease. Partially offsetting the lower wholesale costs was an increase in retail cost of sales of $1.5 million as a result of the high commodity prices in 2001 as compared to 2000. Also, second quarter 2000 costs included a $4.6 million charge for discontinued unprofitable natural gas trading operations which did not occur in the second quarter of 2001. For the six months ended June 30, 2001, cost of sales decreased 32.0% over costs for the six months ended June 30, 2000. Wholesale cost of sales declined $709.0 million due to the Canadian crude operations sale and decline in domestic natural gas sales in the second quarter of 2001. Retail costs of sales grew $26.3 million due to the high commodity prices experienced during 2001 as compared to 2000.

    Gross margins for the segment improved $11.3 million over gross margins for the second quarter of 2000. This growth was principally within the wholesale operations where margins increased $10.3 million. This growth is attributable to strong Canadian natural gas margins, in addition to the absence of $4.6 million of discontinued unprofitable natural gas trading losses that negatively impacted second quarter 2000 gross margins. Retail gross margins grew $1.0 million due to focused retail margin management despite the high commodity prices. As a percentage of revenues, margins improved, rising from 2.5% for the second quarter of 2000 to 7.1% for the second quarter of 2001. This improvement is wholly due to wholesale operations as retail margins slipped 0.4%. For the six months ended June 30, 2001, gross margins were $15.4 million higher than margins for the first six months of 2000. Retail margins drove the growth, rising $14.8 million alone. This is attributable to inventory gains on pre-heating season product purchases, margin maintenance in light of higher commodity costs, and increased non-weather sensitive margins. Wholesale margins were basically flat between the periods, increasing only $579,000. This is the result of the sale of the Canadian crude operations, offset partially by increase in Canadian natural gas activities and the absence of the $4.6 million of discontinued unprofitable natural gas trading losses that occurred in the second quarter of 2000. As a percentage of revenues, gross margins were 7.8%, an improvement over margin percentages of 4.8% for the six months ended June 30, 2000. This is due to margin improvements within the wholesale activities and increased retail margins.

    Selling, general, and administrative expenses of $35.3 million for the quarter increased 8.3% over expenses for the second quarter of 2000. Wholesale operations' savings from the Canadian crude operations have been more than offset by the addition of personnel and associated salaries and benefits, increased volume and complexity of transactions processed, and increased system investments within the operations. In addition, incentive compensation accruals increased due to the company's year over year performance improvements. For the six months ended June 30, 2001, expenses increased $4.6 million to $76.2 million. This growth is a result of the higher vehicle operating costs, particularly in the first quarter of 2001 due to high fuel costs, increased salaries and benefits expenses, and incentive compensation accruals, partially offset by savings from the sale of the Canadian crude operations. Depreciation and amortization increased $906,000 for the quarter and $873,000 for the six-month period ended June 30, 2001. These increases are a result of ongoing capital investments in the segment.

    Operating losses decreased $7.7 million as compared to losses of $15.2 million incurred in the second quarter of 2000. The margin gains in the wholesale operations, partially offset by the increased operating expenses, were responsible for the improvement. Operating income of $24.8 million for the six months ended June 30, 2001 was $9.9 million higher than operating income during the six months ended June 30, 2000. This improvement is a result of retail margin growth between the periods at a rate in excess of the operating expense increases.

OTHER

    This segment consists of the financial results of other service and non-energy-related activities along with unallocated corporate costs.

    Revenues for the quarter were 5.9% higher than second quarter 2000 revenues, while revenues for the six months ended June 2001 increased $623,000 or 8.8% greater than revenues for the first six months of 2000. These increases are a result of an acquisition closed in December 2000, partially offset by revenue shortfalls due to restructurings within the other service activities.

    Cost of sales for the second quarter of 2001 decreased 8.4% as compared to costs for the second quarter of 2000. For the six months ended June 30, 2001, cost of sales were 1.5% lower than 2000 costs. These declines are a result of the acquisition and business restructurings previously mentioned.

    Gross margins for the quarter rose $468,000 while as a percentage of revenues, margins increased from 30.0% to 39.4% when compared to second quarter 2000. These improvements are a result of the December 2000 acquisition and successful restructurings designed to focus on the most profitable service and solutions operations. Similarly for the six months ended June 2001, gross margins increased $692,000 due to the same factors noted for the quarter.

    Operating expenses for the segment rose $1.9 million over second quarter 2000 expenses. The majority of the increase is due to additional salary and benefits expenses from positions added at the corporate level. In addition, other costs such as travel and general operating expenses that have grown as well due to the increased staff as the corporate entity reaches out to provide more resources to partner entities and work to advance strategic initiatives and business plans. Expenses for the six months ended were $4.5 million higher than costs for the six months ended June 30, 2000. As with the quarter, additional corporate infrastructure growth was the principal driver of the increase.

    Operating losses for the quarter of $4.3 million increased $1.4 million over second quarter 2000 losses. This is due to the increased expenses from the corporate infrastructure growth to support the consolidated operations. For the six months ended June 30, 2001, losses were $3.8 million higher than 2000 losses, again a result of the corporate infrastructure growth.

OTHER INCOME STATEMENT ITEMS

    Interest expense increased 9.3% for the second quarter of 2001 as compared to the second quarter of 2000. This is principally a result of increased borrowings and associated fees within the propane segment, offset by lower corporate interest rates during 2001. For the six months ended June 30, 2001, consolidated interest expense grew $7.8 million as compared to the first six months of 2000. As with the quarter, the propane segment accounts for nearly all of the increase due to increased borrowings and fees.

    Investment income for the three months ended June 30, 2001 decreased $1.3 million or 44.0% as compared to second quarter 2000 income. Gains on the sale of shares of Lodgenet stock were realized in May 2000, with no similarly large sales made in 2001. For the six months ended June 30, 2001, investment income decreased $3.3 million when compared to income for the six months ended June 30, 2000. Stock sales made in early 2000, combined with the May Lodgenet sale generated higher investment income in 2000.

    Income tax expense for the quarter of $2.6 million is an increase of $1.2 million over 2000 income tax expense. This increase is due to the increased taxable income for the electric and natural gas segments principally as a result of the increases in wholesale electric activity. For the six months ended June 30, 2001, income tax expense decreased $15.6 million, due largely to a decrease in communications taxes of $20.2 million as a result of the substantial operating losses incurred in 2001. Partially offsetting this decrease was an increase in income taxes within the electric and natural gas segments resulting from the increased wholesale electric activity and colder weather impacting natural gas margins.

    Minority interests represent the net income or loss after preferred dividends related to the Corporation's preferred stock investments in Blue Dot and Expanets combined with earnings or losses attributable to the CornerStone public common unitholders, which are allocable to common shareholders/unitholders other than the Corporation. Losses allocated to minority interests for the quarter increased $17.4 million over second quarter 2000 allocations. The increased operating losses within the communications segment accounted for the increase, offset by a reduction in propane minority interests due to lower losses for the second quarter of 2001. For the six months ended June 30, 2001, minority interests increased $51.4 million. As with the quarter, the increase is due almost entirely to increased losses within the communications segments, offset by lower allocations in the propane and HVAC segments for the period.

LIQUIDITY & CAPITAL RESOURCES

OPERATING ACTIVITIES

    Consolidated cash flows generated by operating activities for the six months ended June 30, 2001 were $93.7 million. This is an increase of $39.1 million when compared to operating cash flows for the first six months of 2000. The cash flows generated are principally from communications and propane operations as customers liquidate receivables and inventories are depleted. In addition to the operating cash flows generated, proceeds from long-term and short-term borrowings helped fund the continued general business activities, acquisitions, and maintenance capital expenditures. Cash, cash equivalents, and marketable securities of the Corporation totaled $163.7 million as of June 30, 2001 as compared to $156.3 million at June 30, 2000.

INVESTING AND FINANCING ACTIVITIES

    The Corporation is focusing its strategic growth efforts in the areas of energy and communications. In order to support this focus as well as general business operations, the Corporation maintains lines of credit and commercial paper which provide an aggregate $258 million for business use. At June 30,

2001, no commercial paper was outstanding and $178.0 million of the lines of credit were drawn and outstanding. There were no restrictions preventing the Corporation from drawing additional funds from the unused portion of the lines of credit at June 30, 2001.

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

    Pursuant to agreements effective as of June 30, 2000 and March 1, 2001, CornerStone obtained certain amendments to its revolving credit facility to make available up to $70.0 million in working capital advances and limit acquisition advances to the amount outstanding on March 1, 2001 ($20.7 million). As part of these arrangements, the Corporation has agreed to provide a guaranty and stand-by commitment to purchase up to $70.0 million of secured loans, classified as nonrecourse on the consolidated June 30, 2001, balance sheet, from the bank group under certain circumstances. In connection with this commitment, CornerStone's Board of Directors and independent Audit Committee approved the payment to the Corporation of a commitment fee of $4.6 million, which CornerStone is accruing, but has not yet paid, and warrants to purchase 568,750 common units at an exercise price of $.10. Of these warrants, 379,438 have been exercised as of June 30, 2001. CornerStone had $34.3 million outstanding under its working capital and acquisition lines as of June 30, 2001. The facility matures in November 2001 and CornerStone is currently endeavoring to either extend the maturity of this facility or replace it with a similar facility. On July 27, 2001, CornerStone's Board of Directors announced that the distribution to common unit holders for the quarter ending June 30, 2001 would be reduced by 50% to $.27 for common units and that a Special Committee of the CornerStone Board of Directors has been formed to review the partnership operating plan and capital structure. The committee is conducting this review in conjunction with an effort by CornerStone to properly position future business operations, improve its leverage position, and create additional financial flexibility.

    Blue Dot's Credit Facility (nonrecourse to the Corporation) originally provided for up to $135.0 million to fund acquisitions and for general business purposes. A revised agreement entered into as of June 30, 2001 lowered the available line to $43.0 million. Additionally, starting August 31, 2001, and on the last business day of each month thereafter, the Facility will be permanently reduced by $1.5 million until February 28, 2002 at which time the Facility expires. Blue Dot had $39.9 million outstanding on their Facility, and based on covenant requirements, no additional borrowings were available at June 30, 2001. Blue Dot management intends to obtain a replacement facility on or before expiration of the current facility.

    In April 2000, Expanets completed a transaction to purchase the Lucent GEM business. In order to partially finance this transaction, the Corporation purchased an additional $64.0 million of Expanets' preferred stock with cash. As part of the original agreement, Expanets also issued Avaya a $35.0 million subordinated note (which was due March 2001) and a $15.0 million convertible note due March 31, 2003. In May 2001 an amended agreement was executed with Avaya to modify certain terms of the debt. Under the new agreement, the $35.0 million subordinated note is extended to March 31, 2005. In addition, Avaya is providing a short-term line of credit for product purchases equivalent to the lesser of $125.0 million or the borrowing base (75% of eligible customer accounts plus 60% of eligible inventory). $66.4 million was outstanding at June 30, 2001 on the line of credit which expires March 31, 2002. Expanets intends to obtain an asset-based commercial credit facility to replace the Avaya credit line.

    On October 2, 2000, the Corporation announced it had entered into a definitive agreement to acquire MPC's (NYSE:MTP) energy distribution and transmission business for approximately

$1.1 billion which includes the assumption of $488 million of debt of MPC. The Corporation has obtained a commitment for an $850 million facility, with a term of two years following the closing date, to finance the transaction and replace its existing credit facility. While the Corporation continues to evaluate its long-term capital structure options, during the two-year period following the close, the Corporation anticipates issuing additional equity of approximately $150 million to $200 million. The transaction is still subject to certain conditions, such as a receipt of regulatory approval from the Montana Public Service Commission and approval of MPC's shareholders. In addition, customary closing requirements apply such as confirmation of representations and warranties, and compliance with covenants and the satisfaction of contractual closing conditions. Completion of the transaction is anticipated during the fourth quarter of 2001; however, there is no assurance that this transaction will be consummated.

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

    Maintenance capital expenditures for the six months ended June 30, 2001 and 2000 were $21.8 million and $15.2 million, respectively. Expenditures are continually reviewed and are subject to change as a result of changing economic conditions, variations in sales, investment opportunities, and other ongoing considerations. Estimated annual maintenance expenditures for 2001 and 2002 are $54.5 million and $57.0 million, respectively. This represents an increase over prior years due to anticipated future expenditures related to the Lucent GEM acquisition, growth through acquisitions, and ongoing maintenance needs.

    Capital requirements for debt due within one year of the balance sheet date, including nonrecourse debt of subsidiaries, are expected to be $342.2 million. The Corporation anticipates that existing investments and marketable securities, internally generated cash flows, and available external financing will be sufficient to meet future capital requirements. There can be no assurance that such external financing will be available to the Corporation, or its subsidiaries, or on what terms.

    The Corporation will continue to review the economics of extending the maturity dates or refinancing short-term debt and retiring or refunding remaining long-term debt and preferred stock to provide financial flexibility and minimize long-term financing costs. The Corporation may continue to make investments in CornerStone, Blue Dot and Expanets. The Corporation has made $523.3 million in preferred stock investments through June 30, 2001 in Blue Dot and Expanets. Additionally, $51.0 million of non-preferred investments have been made in Expanets during 2001. The Corporation may make other significant investments in related or other industries, including regulated and unregulated energy operations that might require the Corporation to raise additional equity and/or incur debt financings, which are therefore subject to certain risks and uncertainties.

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

    On October 2, 2000, the Corporation announced it had entered into a definitive agreement to acquire MPC's (NYSE:MTP) energy distribution and transmission business for approximately $1.1 billion which includes the assumption of $488 million of debt of MPC. The Corporation has obtained a commitment for an $850 million facility, with a term of two years following the closing date, to finance the transaction and replace its existing credit facility. While the Corporation continues to evaluate its long-term capital structure options, during the two-year period following the close, the

Corporation anticipates issuing additional equity of approximately $150 million to $200 million. The transaction is still subject to certain conditions, such as a receipt of regulatory approval from the Montana Public Service Commission and approval of MPC's shareholders. In addition, customary closing requirements apply such as confirmation of representations and warranties, and compliance with covenants and the satisfaction of contractual closing conditions. Completion of the transaction is anticipated during the fourth quarter of 2001; however, there is no assurance that this transaction will be consummated.

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

COMMUNICATIONS

    The market served by Expanets in the communications, data services and network solutions industry is also a highly competitive market. Competitive factors include 1) market acceptance of the products, services and technology solutions Expanets provides, 2) pending and future legislation affecting the communications and data industry, 3) name recognition and market share, 4) Expanets' ability to provide integrated communication and data solutions for customers in a dynamic industry, and 5) the introduction of new technologies. Some of Expanets' competitors in the communications business are small, owner-operated companies typically located and operated in a single geographic area. Certain of these smaller competitors may have lower overhead cost structures and, consequently, may be able to charge lower rates for their services. There also are a number of large, integrated national companies engaged in providing commercial services in the service lines in which the Expanets intends to focus, some of which also manufacture and sell directly the products that Expanets services and sells. Future competition may be encountered from other newly formed or existing public or private service companies with aggressive acquisition and marketing programs. Certain of Expanets' competitors may have greater financial resources to finance acquisition and internal growth opportunities and may be willing to pay higher prices than Expanets for acquisition opportunities. Certain products and services offered by Expanets are manufactured or supplied by others and involve the risk of partial reliance upon third party systems and services, as well as risks associated with the need to integrate services and solutions across networks, platforms and equipment manufactured or supplied by various companies. Expanets is also subject to certain risks associated with the Lucent GEM acquisition, including 1) reliance upon Transition Services Agreements (TSAs) administered by Avaya (as successor to Lucent), 2) substantial investments in corporate infrastructure systems to enable the successful transition away from the TSAs, 3) the successful integration of the much larger GEM business with the previously existing Expanets business and 4) the successful transition of the historical GEM sales from voice equipment to relatively higher margin integrated voice and data services solutions.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Statements made in this Form 10-Q, including the Management's Discussion and Analysis and those relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets, and changes in customer usage patterns and preferences are forward-looking statements that involve inherent risks and uncertainties. A number of important factors which are difficult to predict and many of which are beyond the control of the corporation, could cause actual results to differ materially from those implied by the forward-looking statements within the meaning of the "safe harbor" provisions of the Securities and Exchange Act of 1934, as amended. These forward-looking statements are subject to various risks and uncertainties. These factors include, but are not limited to, the adverse impact of weather conditions, unscheduled generation outages, maintenance or repairs, unanticipated changes to fossil fuel or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; developments in the federal and state regulatory environment and the terms associated with obtaining regulatory approvals; the rate of growth and economic conditions in the service areas of the Corporation and its subsidiaries; the speed and degree to which competition enters the Corporation's businesses; the timing and extent of changes in interest rates and fluctuation in energy-related commodity prices; risks associated with acquisitions, transition, and integration of acquired companies; availability of minority interest basis for loss allocation purposes; changes in customer usage patterns and preferences; as well as changing conditions in the economy, capital markets, and other factors identified from time to time in the Corporation's filings with the Securities and Exchange Commission. This Form 10-Q should be read in conjunction with the company's report on Form 10-K for 2000, which can be located at www.sec.gov and requested from NorthWestern Corporation.

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

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The election of three directors to Class I of the Board of Directors was submitted to stockholders in the Corporation's proxy statement. At the annual meeting of common stockholders held on May 2, 2001, the three nominees were elected, receiving the following votes: Randy G. Darcy 19,181,017; Gary G. Drook 19,180,309; and Bruce I. Smith 19,203,054.

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  (10)
  MATERIAL CONTRACTS

(10)(a)(1)	Unit Purchase Agreement dated as of September 29, 2000 by and between NorthWestern Corporation, Touch America Holdings, Inc. and The Montana Power Company with respect to all outstanding membership interests in The Montana Power LLC
(10)(a)(2)	Amendment No. 1 to Unit Purchase Agreement
  (b)
  Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWESTERN CORPORATION (Registrant)
Date: August 10, 2001	By:	/s/ KIPP D. ORME Vice President—Finance Chief Financial Officer

QuickLinks

INDEX
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NORTHWESTERN CORPORATION PART II. OTHER INFORMATION