Form 10-Q
period 2001-09-30
NORTHWESTERN CORP
filed 2001-11-14
CIK 73088

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the transition period from                to

Commission File No. 0-692

Delaware (State of Incorporation)
46-0172280 (IRS Employer Identification No.)
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

    Common Stock, Par Value $1.75
27,396,762 outstanding at November 9, 2001

Corporation-Obligated Mandatorily Redeemable Preferred
Securities of Subsidiary Trusts, Liquidation Amount $25.00
3,500,000 shares outstanding at November 9, 2001

INDEX

		PAGE
PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets— September 30, 2001 and December 31, 2000	3
	Consolidated Statements of Income— Three months and nine months ended September 30, 2001 and 2000	4
	Consolidated Statements of Cash Flows— Nine months ended September 30, 2001 and 2000	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
PART 2.	OTHER INFORMATION	30
Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K a. Exhibits b. Reports on 8-K
SIGNATURES		31

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

NORTHWESTERN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	September 30, 2001	December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$84,496	$91,601
Accounts receivable, net	388,243	710,440
Inventories	89,290	143,870
Other	83,556	55,080

	645,585	1,000,991
Property, Plant, and Equipment, Net	806,236	695,965
Goodwill and Other Intangible Assets, Net	994,721	1,033,035
Other Assets:
Investments	96,733	93,463
Other assets	80,009	74,616

	$2,623,284	$2,898,070

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$5,000	$5,000
Current maturities of long-term debt—nonrecourse	106,522	52,263
Short-term debt	8,000	—
Short-term debt—nonrecourse	167,723	—
Accounts payable	269,002	638,818
Accrued expenses	226,195	194,896

	782,442	890,977
Long-term Debt	586,350	507,650
Long-term Debt of Subsidiaries—Nonrecourse	491,765	575,915
Deferred Income Taxes and Other	46,663	55,549
Other Noncurrent Liabilities	58,469	59,524
Minority Interests	234,552	398,004

Preferred Stock, Preference Stock, and Preferred Securities:
Preferred stock—4 1/2% series	2,600	2,600
Redeemable preferred stock—6 1/2% series	1,150	1,150
Preference stock	—	—
Corporation obligated mandatorily redeemable preferred securities of subsidiary trusts	87,500	87,500

	91,250	91,250

Shareholders' Equity:
Common stock, par value $1.75; authorized 50,000,000 shares; issued and outstanding 23,716,762 and 23,411,333	41,502	40,968
Paid-in capital	172,954	165,932
Retained earnings	117,838	111,355
Accumulated other comprehensive (loss) income	(501)	946

	331,793	319,201

	$2,623,284	$2,898,070

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
OPERATING REVENUES	$912,061	$1,613,573	$3,440,336	$4,582,232
COST OF SALES	722,225	1,390,953	2,784,079	3,987,292

GROSS MARGIN	189,836	222,620	656,257	594,940

OPERATING EXPENSES
Selling, general and administrative	187,510	191,138	607,596	479,699
Depreciation	16,298	14,670	48,133	42,769
Goodwill and other intangibles amortization	13,086	14,061	43,167	34,560

	216,894	219,869	698,896	557,028

OPERATING (LOSS) INCOME	(27,058)	2,751	(42,639)	37,912
Interest Expense, Net	(22,494)	(19,197)	(66,253)	(55,152)
Investment Income and Other	1,277	1,706	4,130	7,834

Loss Before Income Taxes and Minority Interests	(48,275)	(14,740)	(104,762)	(9,406)
Benefit (Provision) for Income Taxes	7,879	(1,734)	17,247	(8,001)

Loss Before Minority Interests	(40,396)	(16,474)	(87,515)	(17,407)
Minority Interests	50,668	27,467	126,956	52,341

Income before cumulative effect of change in accounting principle	10,272	10,993	39,441	34,934
Cumulative effect of change in accounting principle, net of tax and minority interests	—	(1,046)	—	(1,046)

Net Income	10,272	9,947	39,441	33,888
Minority Interests on Preferred Securities of Subsidiary Trusts	(1,650)	(1,650)	(4,950)	(4,950)
Dividends on Preferred Stock	(48)	(48)	(144)	(144)

Earnings on Common Stock	$8,574	$8,249	$34,347	$28,794

Average Common Shares Outstanding	23,706	23,119	23,604	23,115
Basic Earnings per Average Common Share:
Before cumulative effect	$0.36	$0.40	$1.46	$1.29
Cumulative effect of change in accounting principle	—	(0.04)	—	(0.04)

Basic	$0.36	$0.36	$1.46	$1.25

Diluted Earnings per Average Common Share:
Before cumulative effect	$0.36	$0.39	$1.45	$1.27
Cumulative effect of change in accounting principle	—	(0.04)	—	(0.04)

Diluted	$0.36	$0.35	$1.45	$1.23

The accompanying notes to consolidated financial statements are an integral part of these statements

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30
	2001	2000
Operating Activities:
Net Income	$39,441	$33,888
Items not affecting cash:
Depreciation	48,133	42,769
Amortization	43,167	34,560
Deferred income taxes	(8,042)	(3,757)
Minority interests in net losses of consolidated subsidiaries	(126,956)	(52,341)
Investment tax credits	(401)	(406)
Foreign currency adjustments	434	(325)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	322,572	(170,921)
Inventories	54,802	(28,883)
Other current assets	(28,459)	(1,040)
Accounts payable	(255,827)	203,885
Accrued expenses	28,746	61,557
Other, net	2,514	(7,781)

Cash flows provided by operating activities	120,124	111,205

Investment Activities:
Property, plant, and equipment additions	(38,677)	(21,615)
Sale (purchase) of noncurrent investments and assets, net	1,487	6,895
Acquisitions and growth expenditures	(60,951)	(116,105)

Cash flows used in investing activities	(98,141)	(130,825)

Financing Activities:
Dividends on common and preferred stock	(21,213)	(19,387)
Minority interest on preferred securities of subsidiary trusts	(4,950)	(4,950)
Proceeds from exercise of warrants	—	182
Subsidiary payment of common unit distributions	(23,423)	(27,830)
Proceeds from issuance of common units	10	21
Issuance of long term debt	—	149,562
Repayment of long-term debt	(5,000)	(5,000)
Line of credit borrowings (repayments), net	83,700	(3,000)
Short-term borrowings	8,000	—
Line of credit (repayments) borrowings of subsidiaries, net	(28,594)	75,100
Repayment of nonrecourse subsidiary debt, net	(21,094)	(9,294)
Repurchase of minority interests	(16,524)	(24,422)
Short-term borrowings of subsidiaries, net	—	(14,700)
Commercial paper repayments, net	—	(11,000)

Cash flows (used in) provided by financing activities	(29,088)	105,282

(Decrease) Increase in Cash and Cash Equivalents	(7,105)	85,662
Cash and Cash Equivalents, beginning of period	91,601	29,677

Cash and Cash Equivalents, end of period	$84,496	$115,339

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

(2) Subsidiaries and Principles of Consolidation—

    The accompanying consolidated financial statements include the accounts of the Corporation and all wholly and majority-owned subsidiaries. Also, although the Corporation holds preferred stock investments and less than a majority of outstanding common shares/units of CornerStone Propane Partners, L.P. (NYSE:CNO) ("CornerStone"), one of the nation's largest retail propane distributors; Expanets, Inc. ("Expanets"), a national provider of networked communications and data solutions primarily to mid-sized business customers; and Blue Dot Services, Inc. ("Blue Dot"), a national provider of air conditioning, heating, plumbing and related services ("HVAC"), the financial statements of these entities are included in the accompanying consolidated financial statements, and therefore included in referencing to "subsidiaries," because of the voting and control rights held by the Corporation. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. The public common unitholders' interest in CornerStone's net assets is reflected as minority interests in the consolidated financial statements. Equity interests of the owners of companies acquired by Blue Dot and Expanets who continue to hold an interest in Blue Dot and Expanets are also reflected as minority interests in the consolidated financial statements. The extent of income or loss allocable to minority interests varies depending on the underlying profitability of the various entities along with the composition of the equity holdings of these entities. Allocation of losses to minority interests is limited by the extent to which the minority interest balance of the respective entity exceeds the amount of such interest subject to exchange agreements. At September 30, 2001, the Corporation had $49 million of basis remaining in Expanets, and no basis in Blue Dot upon which to allocate future losses.

(3) Supplemental Cash Flow Information—

	Nine Months Ended September 30
	2001	2000
Cash paid during the period for:
Income Taxes	$7,186	$9,698
Interest	71,569	46,557
Non-cash transactions:
Assets acquired in exchange for current liabilities and debt	21,215	479
Minority equity interest issued for acquisitions and earn-outs	5,084	169,675
Minority equity interest issued in exchange for notes receivable	296	—
Minority equity interest issued for debt repayment	1,435	—
Exchange of warrants for common stock	6,795	—
Issuance of restricted stock	760	—
Current liabilities exchanged for short-term debt	114,637	—

(4) Comprehensive Income—

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

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Net Income	$10,272	$9,947	$39,441	$33,888
Other comprehensive income, net of tax:
Unrealized gain on investments	(1,345)	1,021	(1,571)	(930)
Foreign currency translations, net of minority interests	(45)	(7)	124	(95)

Comprehensive Income	$8,882	$10,961	$37,994	$32,863

(5) Segment Information—

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

	Three Months Ended September 30, 2001
	Total Electric and Natural Gas	Communi- cations	HVAC	Total Propane	All Other	Total
Operating Revenues	$38,806	$244,442	$111,252	$513,355	$4,206	$912,061
Cost of Sales	15,264	143,325	71,786	489,255	2,595	722,225

Gross Margin	23,542	101,117	39,466	24,100	1,611	189,836
Selling, general, & administrative	8,876	107,250	36,243	31,249	3,892	187,510
Depreciation	4,105	3,352	2,415	5,949	477	16,298
Goodwill and other intangibles amortization	—	9,288	1,874	1,858	66	13,086

Operating income (loss)	10,561	(18,773)	(1,066)	(14,956)	(2,824)	(27,058)
Interest expense	(2,236)	(4,420)	(888)	(11,767)	(3,183)	(22,494)
Investment income and other	62	129	53	—	1,033	1,277

Income (loss) before taxes and minority interests	8,387	(23,064)	(1,901)	(26,723)	(4,974)	(48,275)
Benefit (provision) for taxes	(2,794)	—	(9)	6,967	3,715	7,879

Income (loss) before minority interests	$5,593	$(23,064)	$(1,910)	$(19,756)	$(1,259)	$(40,396)

Total Assets	$344,663	$802,252	$378,318	$869,510	$228,541	$2,623,284

Maintenance Capital Expenditures	$3,417	$6,631	$1,755	$4,250	$820	$16,873

	Three Months Ended September 30, 2000
	Total Electric and Natural Gas	Communi- cations	HVAC	Total Propane	All Other	Total
Operating Revenues	$35,795	$366,494	$111,023	$1,096,328	$3,933	$1,613,573
Cost of Sales	12,393	250,193	69,775	1,055,751	2,841	1,390,953

Gross Margin	23,402	116,301	41,248	40,577	1,092	222,620
Selling, general, & administrative	10,194	107,802	34,250	34,382	4,510	191,138
Depreciation	3,965	2,083	1,979	6,276	367	14,670
Goodwill and other intangibles amortization	—	8,608	1,723	3,723	7	14,061

Operating income (loss)	9,243	(2,192)	3,296	(3,804)	(3,792)	2,751
Interest expense	(1,887)	(762)	(1,107)	(10,924)	(4,517)	(19,197)
Investment income and other	(67)	125	118	—	1,530	1,706

Income (loss) before taxes and minority interests	7,289	(2,829)	2,307	(14,728)	(6,779)	(14,740)
Benefit (provision) for taxes	(2,680)	(1,327)	(1,520)	1,194	2,599	(1,734)

Income (loss) before minority interests	$4,609	$(4,156)	$787	$(13,534)	$(4,180)	$(16,474)

Total Assets	$337,963	$822,959	$355,075	$856,921	$164,547	$2,537,465

Maintenance Capital Expenditures	$2,907	$2,524	$666	$360	$—	$6,457

	Three Months Ended September 30
	2001		2000
	Electric	Natural Gas	Electric	Natural Gas
Operating Revenues	$26,058	$12,748	$24,509	$11,286
Cost of Sales	6,458	8,806	4,597	7,796

Gross Margin	19,600	3,942	19,912	3,490
Selling, general & administrative	5,447	3,429	6,868	3,326
Depreciation	3,221	884	3,163	802

Operating Income	$10,932	$(371)	$9,881	$(638)

	Three Months Ended September 30
	2001		2000
	Retail Propane	Wholesale Propane	Retail Propane	Wholesale Propane
Operating Revenues	$57,344	$456,011	$64,705	$1,031,623
Cost of Sales	27,781	461,474	35,267	1,020,484

Gross Margin	$29,563	$(5,463)	$29,438	$11,139

	Nine Months Ended September 30, 2001
	Total Electric and Natural Gas	Communi- cations	HVAC	Total Propane	All Other	Total
Operating Revenues	$204,190	$814,506	$322,556	$2,087,192	$11,892	$3,440,336
Cost of Sales	116,484	516,257	203,116	1,940,927	7,295	2,784,079

Gross Margin	87,706	298,249	119,440	146,265	4,597	656,257
Selling, general, & administrative	33,719	344,110	107,196	107,495	15,076	607,596
Depreciation	12,236	8,558	6,876	19,057	1,406	48,133
Goodwill and other intangibles amortization	—	27,697	5,376	9,888	206	43,167

Operating income (loss)	41,751	(82,116)	(8)	9,825	(12,091)	(42,639)
Interest expense	(6,593)	(10,514)	(3,401)	(37,008)	(8,737)	(66,253)
Investment income and other	228	430	188	—	3,284	4,130

Income (loss) before taxes and minority interests	35,386	(92,200)	(3,221)	(27,183)	(17,544)	(104,762)
Benefit (provision) for taxes	(12,017)	17,461	(888)	6,365	6,326	17,247

Income (loss) before minority interests	$23,369	$(74,739)	$(4,109)	$(20,818)	$(11,218)	$(87,515)

Total Assets	$344,663	$802,252	$378,318	$869,510	$228,541	$2,623,284

Maintenance Capital Expenditures	$9,378	$16,246	$6,420	$5,568	$1,065	$38,677

	Nine Months Ended September 30, 2000
	Total Electric and Natural Gas	Communi- cations	HVAC	Total Propane	All Other	Total
Operating Revenues	$124,238	$810,494	$298,922	$3,337,582	$10,996	$4,582,232
Cost of Sales	55,273	546,598	187,598	3,190,213	7,610	3,987,292

Gross Margin	68,965	263,896	111,324	147,369	3,386	594,940
Selling, general, & administrative	29,285	238,163	94,573	105,988	11,690	479,699
Depreciation	11,865	5,244	5,432	19,321	907	42,769
Goodwill and other intangibles amortization	—	19,332	4,263	10,943	22	34,560

Operating income (loss)	27,815	1,157	7,056	11,117	(9,233)	37,912
Interest expense	(5,948)	(3,146)	(3,538)	(29,604)	(12,916)	(55,152)
Investment income and other	(64)	406	356	—	7,136	7,834

Income (loss) before taxes and minority interests	21,803	(1,583)	3,874	(18,487)	(15,013)	(9,406)
Benefit (provision) for taxes	(7,859)	(4,060)	(3,253)	836	6,335	(8,001)

Income (loss) before minority interests	$13,944	$(5,643)	$621	$(17,651)	$(8,678)	$(17,407)

Total Assets	$337,963	$822,959	$355,075	$856,921	$164,547	$2,537,465

Maintenance Capital Expenditures	$7,954	$5,346	$5,646	$2,574	$95	$21,615

	Nine Months Ended September 30
	2001		2000
	Electric	Natural Gas	Electric	Natural Gas
Operating Revenues	$85,588	$118,602	$64,083	$60,155
Cost of Sales	17,243	99,241	12,127	43,146

Gross Margin	68,345	19,361	51,956	17,009
Selling, general & administrative	22,351	11,368	18,914	10,371
Depreciation	9,645	2,591	9,447	2,418

Operating Income	$36,349	$5,402	$23,595	$4,220

	Nine Months Ended September 30
	2001		2000
	Retail Propane	Wholesale Propane	Retail Propane	Wholesale Propane
Operating Revenues	$285,476	$1,801,716	$251,786	$3,085,796
Cost of Sales	153,582	1,787,345	134,811	3,055,402

Gross Margin	$131,894	$14,371	$116,975	$30,394

(6) Derivatives

    In March 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 137 amended SFAS 133 to defer the effective date and SFAS 138 amended accounting and reporting standards for certain derivative instruments and hedging activities, but did not further delay implementation. The Corporation adopted the provisions of SFAS 133, as amended, effective July 1, 2000, consistent with the timing of CornerStone's adoption of SFAS 133. The impact of effect of the initial adoption of SFAS 133 was $5.3 million and was reflected in the consolidated statements of income as a cumulative effect of change in accounting principle and shown net of taxes of $.5 million and minority interests of $3.8 million. Subsequent to the initial adoption, gains and losses are reported as contract values, compared to month-end market prices, increase or decrease. The following gains and losses have been recognized and are presented in the income statement as part of cost of sales:

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Net SFAS 133 gains (losses)	$(437)	$2,460	$(80)	$2,460

(7) New Accounting Standards

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

    Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates amortization of goodwill and allows amortization of other intangibles only if the assets have a finite, determinable life. At adoption, and at least annually thereafter, companies must also perform an impairment analysis of intangibles assets at the reporting unit level, to determine whether the carrying value exceeds the fair value of the assets. In instances where the carrying value is less than the fair value of the asset, a loss impairment must be recognized. Subsequent reversal of a previously recognized impairment loss is prohibited. Companies must also disclose information regarding the intangible asset classes, amortization expense, projected amortization expense, loss impairments, and net income for all periods presented as though SFAS 142 had been in effect for those periods. The Statement is effective for all fiscal years beginning after December 15, 2001, with early application permitted, in some instances, for entities with fiscal years beginning after March 15, 2001. Retroactive application is not permitted. CornerStone has adopted the provisions of SFAS 141 and 142 effective July 1, 2001 and is currently in the process of assessing any impairments associated with adoption and the final impact of adoption. The Corporation as a whole is also currently in the process of evaluating the impact of SFAS 142 on all reporting units. While it is not currently known what the impact to net income will be from the discontinuance of amortization or possible loss impairments, it is anticipated to have a material effect on the results of operations.

    In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for fiscal years beginning after June 15, 2002. Its impact on the Corporation's results of operations and financial position is currently under review by management.

    SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued by the FASB in October 2001. The Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in its entirety, and amends or supersedes certain sections of Accounting Principles Board Opinion No. 30 and Accounting Research Bulletin No. 51. The Statement establishes a single accounting model for long-lived assets to be disposed of by sale and seeks to resolve significant implementation issues related to SFAS 121. The Statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, and early application is permitted. Management is currently evaluating the impact of the Statement on results of operations and financial position.

(8) Acquisitions

    Assets acquired and liabilities assumed in acquisitions consummated in the last twelve months have been recorded based upon preliminary estimates of fair value as of the dates of acquisition. The Corporation does not believe the final allocation of purchase price will be materially different from preliminary allocations.

    On October 2, 2000, the Corporation announced it had entered into a definitive agreement to acquire The Montana Power Company's (NYSE:MTP)("MPC") energy distribution and transmission business for approximately $1.1 billion, including the assumption of approximately $488 million in existing MPC debt. The transaction has received approval of the Federal Energy Regulatory Commission and has received Hart-Scott-Rodino clearance. It is still subject to certain conditions, including the receipt of regulatory approval from the Montana Public Service Commission. In addition, customary closing requirements apply such as confirmation of representations and warranties, compliance with covenants and the satisfaction of contractual closing conditions. Completion of the transaction is anticipated late in the fourth quarter of 2001; however, there is no assurance that this transaction will be consummated. See the "Liquidity & Capital Resources" section for discussion regarding proposed financing of the acquisition.

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

(9) Reclassifications and Restatements

    Certain 2000 amounts have been reclassified to conform to the 2001 presentation. Such reclassifications and restatements have no impact on net income or shareholders' equity as previously reported.

(10) Earnings per Share

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

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Average Common Shares Outstanding For Basic Computation	23,706	23,119	23,604	23,115
Dilutive Effect of:
Stock Options	9	16	43	19
Stock Warrants	—	186	69	191

Average Common Shares Outstanding For Diluted Computation	23,715	23,321	23,716	23,325

    In addition to the current shares outstanding, the Corporation completed a 3.2 million share common stock offering on October 16, 2001 and an additional 480,000 share offering October 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    NorthWestern Corporation is a provider of energy and communications services and solutions to customers across North America. The Corporation provides electric and natural gas service to Midwestern customers through our energy division, NorthWestern Public Service. In addition, the Corporation holds interests in Expanets, Inc. ("Expanets"), a leading national provider of networked communications solutions to mid-sized business customers; Blue Dot Services Inc. ("Blue Dot"), a national provider of air conditioning, heating, plumbing and related services ("HVAC"); and CornerStone Propane partners, L.P. (NYSE:CNO) ("CornerStone"), one of the nation's largest retail propane distributors. The Corporation is also engaged in other service and non-energy related businesses.

    The Corporation was incorporated under the laws of the state of Delaware in 1923. The executive offices are located at 125 S. Dakota Avenue, Sioux Falls, South Dakota 57104, and our telephone number is 605-978-2908. Our website is located at www.northwestern.com

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

    The corporation achieved a growth rate of 3.9% on common earnings for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Common earnings of $8.6 million for the current quarter ended resulted in diluted earnings per share (EPS) of $.36 versus diluted EPS of $.35 for the quarter ended September 30, 2001. For the nine-month period ended September 30, 2001, diluted EPS was $1.45 on earnings of $34.3 million. This is an increase of 17.9% over diluted EPS of $1.23 for the previous nine months ended September 30, 2000. In both cases, the growth is attributable to strong earnings contributions from the electric and natural gas segments in addition to an increased preferred stock investment in Expanets (Communications).

    Revenues for the quarter declined $701.5 million when compared to revenues for the three months ended September 30, 2000. Wholesale propane revenues were $575.6 million lower than revenues for the third quarter of 2000, accounting for over 80% of the decrease in consolidated revenues. This decrease is principally attributable to the sale of certain Canadian crude operations in December 2000. In addition to the wholesale decrease, communications revenues fell $122.1 million for the current quarter. This is largely a result of reduced "small of large" revenues referred by Avaya (due to the amended agreement with Avaya signed in May 2001) along with an overall decline in the communications and data markets. Revenues for the nine months ended September 2001 were $3,440.3 million, a decrease of 24.9% as compared to revenues for the nine months ended September 2000. This reduction is attributable to a decline in wholesale propane revenues of $1,284.1 million, offset by increases in all other segments. As with the quarter, the wholesale propane decline is principally due to the sale of certain Canadian crude operations. Higher commodity prices and HVAC acquisitions account for the majority of the offsetting revenue increases.

    Cost of sales on a consolidated basis decreased $668.7 million, 48.1%, over cost of sales for the quarter ended September 2000. Wholesale propane and communications costs of sales, as with revenues, accounted for the majority of the decrease, declining $665.9 million in total. For the nine months ended September 30, 2001, cost of sales declined $1,203.2 million, to $2,784.1 million. Wholesale propane cost of sales declined $1,268.1 million, and communications decreased $30.3 million, offset somewhat by higher natural gas costs due to higher commodity prices, and HVAC acquisitions.

    Gross margins of $189.8 million are $32.8 million lower than gross margins for the third quarter of 2000. This decline, as discussed in the revenues and costs of sales analysis, is attributable to reductions in wholesale propane and communications margins. Gross margins as a percentage of sales increased for the quarter, improving from 13.8% in 2000 to 20.8% in 2001. Excluding wholesale propane activities, the margins were 42.8% for the current quarter and 36.3% for third quarter 2000.   This improvement is largely a result of a better sales mix within the communications segment and discontinued unprofitable natural gas trading operations. Gross margins for the nine months ended grew $61.3 million when compared to the same period in 2000, to $656.3 million. Communications margins accounted for over 50% of the growth (due mainly to the Lucent GEM acquisition in April 2000) while the electric segment contributed an additional $16.4 million. Gross margin percentages improved from 13.0% for 2000 to 19.1% in 2001 (37.7% to 39.2% exclusive of wholesale propane activities). The growth is due principally to increased higher margin wholesale electric sales and improved communications sales mix.

    Consolidated operating expenses for third quarter 2001 of $216.9 million declined 1.4% when compared to expenses for the third quarter of 2000. Cost savings within the propane segment resulted in a decrease in expenses of $5.3 million in addition to a $1.4 million decrease in electric segment expenses. These reductions were partially offset by increases within the HVAC segment, resulting from annualized acquisition activity and the communications segment due to transition/integration costs. Expenses for the nine-month period ended September 30, 2001 rose $141.9 million over expenses for the nine months ended September 2000. The communications segment generated over 80% of the growth, due primarily to the segment's Lucent GEM acquisition completed April 2000.

    Operating losses of $27.1 million for the quarter are $29.8 million worse than third quarter 2000 operating income of $2.7 million. Increased losses within the communications segment resulted from margin declines within the segment from decreased small of large account referral activity along with an overall slowdown in the communications and data market. The propane segment accounts for the majority of the remaining decline due to margin losses within wholesale propane from the Canadian crude operations sale and subsequent adjustments related to those operations. Operating losses for the nine months ended September 2001 were $80.6 million worse than the income generated from operations for the nine months ended September 30, 2000. Communication segment losses were $83.3 million worse than operating income from the same period of 2000. These losses resulted from an increase in operating expenses that outpaced margin growth, due mainly to infrastructure building and information technology spending. Operating income decreases within the HVAC operations compounded the decrease, with electric segment growth of $12.8 million offsetting a portion of the decreases.

ELECTRIC

    Revenues grew $1.5 million for third quarter 2001 when compared to revenues for the third quarter of 2000. This growth was a result of an 11.8% increase in retail revenues, offset by a decrease in wholesale electric revenues. Retail usage increased due to warmer weather as compared to prior year, with cooling degree days increasing 29.5% over third quarter 2000. The increased retail usage resulted in lower excess capacity for wholesale sales, therefore reducing wholesale electric revenues in addition to lower wholesale market prices. Revenues for the nine months ended of $85.6 million increased $21.5 million over 2000 revenues. The rise is attributable to strong wholesale electric sales due to record high market prices and demand, and increased retail sales, particularly within the third quarter.

    Cost of sales were $6.5 million for the quarter, up $1.9 million from the costs for the third quarter of 2000. This is a result of the change in deferred retail power adjustments between the periods, as well as higher transmission costs from required renegotiated contracts. For the nine months ended, costs increased $5.1 million to $17.2 million as compared to the nine-month period ended September 2000. Similar to the quarter, costs increased for transmission expenses, deferred power adjustments, and higher fuel costs at the jointly owned plants.

    Gross margins for the quarter fell $312,000 or 1.6% as compared to margins for the third quarter of 2000. This decrease was due to a decline in wholesale electric margins, as retail increased $554,000 due to the warm weather experienced during the quarter. Wholesale electric margins have decreased due to lower excess volumes and decreased market prices. Gross margin percentages decreased slightly as well, from 81.2% to 75.2%. This reflects the lower prices on wholesale electric sales and lower retail margins due to the rise in costs of sales. Margins for the nine months ended increased $16.4 million over 2000 margins. The growth is almost entirely attributable to the wholesale electric sales due to higher than normal prices. Retail margins increased 4.2% as well. Gross margin percentages decreased slightly from 81.1% to 79.9% due to margin slippage within the retail electric sales.

    Operating expenses decreased $1.4 million for third quarter 2001 when compared to expenses for the third quarter of 2000. The decline can be attributed to a reduction in incentive compensation accruals recorded during the quarter, offset partially by increased customer service expenses, higher plant maintenance costs due to the high capacity during the quarter, and additional salary and benefits expenses. For the current nine-month period, expenses rose $3.6 million over expenses for the nine months ended September 2000.   This increase was a result of higher plant maintenance costs due to high capacity and delayed projects, increased salary, benefits, and travel costs, incentive compensation accruals, and increased depreciation from continued capital expenditures.

    Operating income for the segment increased 10.6% over third quarter 2000 income to $10.9 million. Reduced operating expenses drove the increased income as margins fell slightly compared to third quarter 2000. Operating income for the nine months ended was 54.1% or $12.8 million higher than income for the nine-month period ended September 2000. This growth can be attributed principally to the margin gains from wholesale electric sales, reduced by increased operational expenses as noted above.

NATURAL GAS

    Third quarter revenues for the segment increased $1.5 million over revenues for the third quarter of 2000. This growth is principally due to an increase in commercial natural gas volumes and customers. For the nine months ended, revenues were $58.4 million higher than revenues of $60.2 million for the nine months ended September 2000. The increase is a product of high commodity prices earlier in the year, in combination with increased volumes through cold winter temperatures and growing commercial sales.

    Cost of sales for the quarter increased $1.0 million over third quarter 2000 costs, due to the increased commercial volumes and customers as noted above in the revenue section as well. Cost of sales for the nine months ended September 2001 increased $56.1 million over cost for the nine-month period ended September 2000. The increase is a result of high commodity prices experienced in the first half of 2001 combined with increased customer usage due to the colder than normal and prior year winter weather.

    Gross margins increased $452,000 over third quarter 2000 margins, due to internal growth within commercial natural gas sales. As a percentage of revenues, gross margins remained constant at 30.9%. Gross margins for the nine-month period ended September 2001 were $19.4 million, a $2.4 million increase over margins for the same period ended September 2000. Colder weather in the first half of the year resulted in increased usage, augmented by the growth in commercial natural gas sales. High commodity prices earlier in 2001 adversely affected gross margin percentages, which decreased from 28.3% to 16.3%.

    Operating expenses increased 4.5% over third quarter 2000 to $4.3 million. The increase resulted from higher customer service expenses and increased personnel expenses. For the nine months ended, expenses of $14.0 million grew 9.1% over 2000 expenses. This increase is due to higher transportation and overtime expenses resulting from the harsh winter weather, and higher customer service expenses from consumer education efforts, collections, and bad debts.

    Operating losses for the segment were $267,000 lower than prior year losses. This improvement is principally a result of internal growth which increased margins. Income for the nine months ended September 2001 was $1.2 million better than operating income for 2000 of $4.2 million. The growth was a result of margin increase from higher customer usage and internal growth, offset by increased operating expenses as discussed previously.

COMMUNICATIONS

    A restructuring agreement with Avaya was executed May 17, 2001 effective as of March 31, 2001, to modify several terms of the original Agreement for the Purchase and Sale of Assets dated March 31, 2000. As part of this agreement, certain transition services agreements (TSAs) were extended, maintenance fee agreement calculations revised, and partner maintenance contract transfers increased and more clearly defined. Additionally, the terms and nature of certain debt issued in consideration of the acquisition have been revised (See "Liquidity and Capital Resources" section for further discussion). These amendments are intended to help improve Expanets' revenue and margin streams by eliminating Avaya's obligation to refer "small of large" accounts (small locations of large national accounts) to Expanets and replace those accounts with higher margin recurring maintenance services.

    Revenues of $244.4 million for the current quarter ended decreased $122.1 million from revenues for the third quarter of 2000. The drop in revenues can be attributed to the loss of small of large accounts, shipping delays from Avaya factory problems, and an overall downturn in the economy and the communications and data markets in particular. For the nine months ended September 2001, revenues were basically flat, increasing $4.0 million from the prior nine-month period. The softening market and overall economic downturn experienced during the most recent months more than offset the increase in revenues that resulted from the annualization of Lucent GEM acquisition closed April 2000.

    Cost of sales declined $106.9 million when comparing third quarter 2001 to third quarter 2000 costs. This decrease is attributable to the aforementioned factors that affected revenues, in addition to employee reductions and cost saving measures taken by management throughout the field. For the nine months ended, costs increased $30.3 million over costs for the nine months ended September 2000.   Costs savings from the third quarter reductions and a slowing economy partially offset the increase in costs resulting from a full year impact of inclusion of costs from the Lucent GEM acquisition closed April 2000.

    Gross margins for the quarter decreased $15.2 million as compared to margins for the third quarter of 2000.  The decline is a result of the economic downturn and shipping problems that have depressed revenues despite concentrated cost savings measures taken by management. As a percentage of revenues however, gross margins have improved, increasing from 31.7% to 41.4%. This reflects a better sales mix with less focus on lower margin equipment intensive sales, more recurring maintenance revenues, and reduced costs in the field. Gross margins for the nine months ended increased $34.4 million over 2000 margins. This growth is attributable to additional margins from the full year impact of the April 2000 Lucent GEM acquisition, offset by the margin declines in the third quarter 2001 from the market downturn. Gross margin percentages improved from 32.6% for 2000 to 36.6% in 2001 due to a better sales mix and carry-through of cost reduction measures started during the second quarter of 2001.

    Selling, general and administrative costs for the third quarter increased only .5% over third quarter 2000 expenses, at $107.3 million. The organization has been focused on cost containment and reduction in light of the current economic conditions. Headcount has been reduced by over 250 since June 30, 2001. These savings have helped to offset costs incurred for non-capitalizable transition/integration costs associated with the infrastructure support system currently in the final stages. It is anticipated that the system will be implemented by the end of November. Nonrecurring transition/integration costs of approximately $9.0 million were expensed during the quarter, in addition to the costs incurred under the 17 remaining TSAs. All but three of the remaining TSAs should be terminated upon implementation of the new support system. It is expected that approximately $10.0 million in costs will be incurred for final nonrecurring transition/integration expenses during the fourth quarter. For the nine months ended September 30, 2001, selling, general and administrative costs have increased $105.9 million, 44.5%, over 2000 expenses. This increase is largely due to a full period of costs for the Lucent GEM transaction closed April 2000, compounded by the infrastructure support system costs and continued transition/integration expenses discussed previously. Corporate expenses for the nine-month period have also increased due to personnel additions to support the organization and an overall increase in the size of operations. Depreciation and amortization expense grew $1.9 million as a result of increased capital expenditures and amortization of intangibles related to the Lucent GEM acquisition. For the nine months ended, depreciation and amortization grew $11.7 million as compared to the nine months ended September 2000. As with the quarter, growing capital expenditures and intangibles related to the acquisition resulted in the increased expense.

    Operating losses of $18.8 million for the quarter increased $16.6 million over third quarter 2000 quarterly losses. This is a result of decreased margins as discussed previously and a slight increase in operating expenses from increased depreciation and amortization. For the nine months ended September 2001, operating losses incurred were $83.3 million worse than for the nine months ended September 2000. The decline is due to the inclusion of expenses from the Lucent GEM acquisition for a full period and increased transition/integration expenses combined with margin shortfalls.

HVAC

    Revenues for the quarter were relatively flat when compared to third quarter 2000, growing $229,000 to $111.3 million. Though acquisitions closed subsequent to September 2000 added approximately $12.0 million in revenues, performance at existing locations declined and offset nearly all of the acquired revenues. Four previously acquired locations in particular accounted for over 70% of the decline resulting from closing or restructuring business divisions, management turnover, and an overall economic downturn. For the nine months ended, revenues grew $23.6 million over revenues for the nine months ended September 30, 2000. As with the quarter, 2000 acquisitions provided all of the growth, offset by an approximately $22.0 million decrease in revenues generated by previously acquired locations. 90% of the decrease in revenues is attributable to four locations, all of which experienced management turnover and division closings or extensive restructurings during the past year.

    Cost of sales increased $2.0 million quarter over quarter, due to continued acquisitions offset by decreases within previously acquired locations. The business restructurings that have negatively impacted revenues has also lowered costs of sales, offset by increased costs of the impact of costs from acquisitions closed subsequent to September 2000 and inventory and receivable adjustments at certain locations. Costs for the nine-month period increased $15.5 million over prior year. The impact of acquisitions closed after September 2000 accounted for approximately $26.8 million of the increase, offset by a decline in costs at previously acquired locations due to restructurings, lower sales and adjustments.

    Gross margins declined 4.3% to $39.5 million for the quarter as compared to third quarter 2000 gross margins. The margin growth generated by post-September 2000 acquisitions was offset by a decline in margins within the previously acquired locations of over $6 million. The discontinuance of certain less profitable lines of business and unfavorable inventory and receivables adjustments, especially within four locations, pulled down gross margins, compounded by flat growth within other locations. As a percentage of revenues, margins also declined slightly, from 37.2% to 35.5% due principally to cost of sales adjustments within certain locations. For the nine months ended, margins grew $8.1 million over the nine months ended September 2000. The benefit from acquisitions closed after September 2000 generated additional margins of approximately $19.0 million. The four previously discussed locations were responsible for over 90% of the decrease in margins for previously acquired locations. Gross margin percentages remained relatively flat though, declining .2% to 37.0%.

    Selling, general and administrative expenses of $36.2 million for the quarter increased $2.0 million over third quarter 2000 expenses. Expenses included on acquisitions closed after September 2000 pushed costs up approximately $3.0 million, while corporate expenses increased nearly $1.0 million for professional fees, relocation costs, and increased travel. Expenses within previously acquired locations offset a portion of the increases from focused efforts to reduce costs, saving nearly $1.2 million at two locations in particular. For the nine months ended, expenses increased $12.6 million. As with the quarter, subsequent acquisitions and corporate growth drove the increase, with reductions from corrective cost initiatives at certain locations partially offsetting the increases. Depreciation and amortization expense increased $587,000 over third quarter 2000 to $4.3 million, while expense for the nine months ended grew $2.6 million from expense for the nine-month period ended September 2000. These increases are a result of acquisitions and continued capital growth and maintenance expenditures.

    Operating losses for the quarter of $1.1 million was a decline of $4.4 million from operating income of $3.3 million for third quarter 2000. Increased corporate expenses and a decline in gross margin performance within four specific previously acquired locations offset the increased income generated by acquisitions. Operating income declined $7.1 million to an $8,000 operating loss for the nine months ended September 2001. As with the quarter, poor performance at select locations and corporate expenses offset the gains from acquired locations.

PROPANE

    Third quarter 2001 revenues for the propane segment decreased $583.0 million from third quarter 2000 revenues. The decline is almost wholly due to the drop in wholesale revenues of $575.6 million as a result of the sale of certain Canadian crude operations completed December 2000. Retail revenues decreased 11.4% to $57.3 million due to a decrease in retail volumes. For the nine months ended September 2001, revenues decreased 37.5% as compared to 2000 revenues. Wholesale revenues declined $1,284.1 million, offset by a $33.7 million increase in retail revenues. The sale of certain Canadian crude operations reduced wholesale revenues while the high commodity prices in the retail segment increased revenues.

    Cost of sales declined $566.5 million for the quarter as compared to third quarter 2000 costs. As with revenues, wholesale propane was the principal driver, with costs declining $559.0 million due mainly to the Canadian operations sale, offset by adjustments recorded from the subsequent review of operations associated with the sale. Retail costs also declined due to a decrease in volumes. Cost of sales for the nine months of $1,940.9 million decreased $1,249.3 million compared to costs for the nine months ended September 2000. As with the quarter, the sale of certain Canadian crude oil operations drove down wholesale costs, offset by an $18.8 million increase in retail costs due to higher commodity prices.

    Gross margins for the quarter dropped sharply from third quarter 2000 margins, declining $16.5 million to $24.1 million. The entire decline is attributable to the wholesale segment, due to the Canadian crude operations and subsequent sales adjustments. Retail margins were flat as concentrated margin-focus minimized the impact of decreased volumes. As a percentage of revenues, margins increased from 3.7% to 4.7%, a reflection of stronger retail margins and the reduced impact of wholesale operations. Gross margins for the nine-month period ended September 2001 declined 1% from nine months ended September 2000 to $146.3 million. The Canadian crude operations sale contributed to a $16.0 million decrease in wholesale margins, but retail margins increased $14.9 million.

Retail margins picked up from inventory gains on pre-heating season product purchases earlier in the year, increased non-weather sensitive margins, and focused margin control. Margins as a percentage of revenues improved to 7.0%, up from 4.4% for the nine-month period ended September 2000.

    Selling, general, and administrative expenses for the third quarter of 2001 decreased $3.1 million as compared to expenses of $34.4 million for third quarter 2000. The reduction is a result of salary and benefits savings, reduced incentive compensation accruals, and lower outside services expenses, offset by increased insurance costs.  For the nine months ended September 2001, expenses increased $1.5 million, 1.4%, over 2000 expenses. Higher salary and benefits expenses from employee increases during the winter heating season, increased vehicle operating costs from the high fuel costs earlier in 2001, and higher transactional volumes, were offset by the expense savings in the third quarter of 2001 from reduced staffing levels and associated savings. Depreciation and amortization expenses for the third quarter of 2001 decreased $2.2 million from third quarter 2000 expenses. This decline is due to the adoption of SFAS 142 during the quarter, which eliminates amortization of goodwill and intangibles with indefinite lives. For the nine months ended depreciation and amortization expense decreased $1.3 million, a result of the SFAS 142 impact and reduced capital expenditures.

    Operating losses for the segment of $15.0 million for the quarter increased $11.2 million as compared to third quarter 2000 losses. The increased losses are largely a result of adjustments taken in the current quarter, mainly related to the Canadian crude operations sale, which negatively impacted margins. Operating income of $9.8 million for the nine months decreased $1.3 million from income for the nine-month period ended September 2000. Margin losses from the wholesale operations were the driver of the decreased income as operating expense remained flat between the periods.

OTHER

    This segment consists of the financial results of other service and non-energy-related activities along with unallocated corporate costs.

    Revenues for the segment grew $273,000 over third quarter 2000, and $896,000 for the nine-month period ended September 30, 2001 as compared to September 30, 2000. The increases are the result of an acquisition closed in December 2000, with offsetting declines in revenues from business restructurings within certain service activities.

    Cost of sales declined $246,000 for third quarter 2001 as compared to third quarter 2000, while costs decreased $315,000 for the nine-month period ended September 2001 as compared to 2000. Decreases due to business restructurings were partially offset by increases from the December 2000 acquisition.

    Gross margins for the segment of $1.6 million increased $519,000 over third quarter 2000 margins. The growth is a result of focusing on more profitable business lines and the December 2000 acquisition. Gross margin percentages also improved, rising from 27.8% in 2000 to 38.3% in 2001. For the nine months ended, gross margins increased $1.2 million over margins for the nine months ended September 2000, to $4.6 million. As with the quarter, successful business restructurings and acquisitions improved margins as well as gross margins percentages which increased from 30.8% to 38.7%.

    Operating expenses decreased slightly from third quarter 2000 as compared to third quarter 2001. The $449,000 decrease is a result of savings within the restructured business lines from reduced staffing levels and reduced variable expenses, partially offset by increased expenses from the acquisition. Corporate expenses remained relatively flat between the periods. For the nine months ended, expenses increased $4.1 million over expenses for the nine months ended September 2000, to $16.7 million. The increase is a result of higher salary, benefits and relocation expenses due to additional staffing since September 2000, increased outside services expenses, increased capital expenditures, and the acquisition from December 2000. Expenses were reduced partially by the savings from the business restructurings within certain services.

    Operating losses for the quarter of $2.8 million were $968,000 better than third quarter 2000 losses of $3.8 million. Margin growth and a decrease in operating expenses resulted in the reduced losses. For the nine months ended, losses increased $2.9 million as compared to losses for the nine months ended September 2000. Increased corporate expenses and increased expenses due to the acquisition more than offset increased margins resulting from the acquisition.

OTHER INCOME STATEMENT ITEMS

    Consolidated interest expense increased 17.2% for the quarter as compared to interest expense of $19.2 million for the quarter ended September 2000. The increase is mainly from borrowings attributable to the communications operations, offset by a decrease in corporate interest expense from declining interest rates. For the nine months ended September 30, 2001, interest expense of $66.3 million increased 20.1% over the same period of 2000. The increase in expense is credited to communications and propane borrowings for operations, offset by lower corporate interest expense from declining rates.

    Investment income and other declined $429,000 for the period as compared to third quarter 2000 income. Reduced excess funds for investment and lower dividend income from current investments resulted in the decrease. For the nine months ended, investment income decreased $3.7 million to $4.1 million when compared to income for the nine months ended September 2000. Gains on the sale of shares of Lodgenet stock were realized in May 2000 along with other stock sales resulting in higher investment income for the 2000 period. No similarly large stock sales in 2001, and a reduced excess investment balance during the period, resulted in a decline in income.

    Income tax benefit of $7.9 million for the quarter ended September 30, 2001 grew $9.6 million from the tax provision of $1.7 million for third quarter 2000. Increased losses within the HVAC and communications segments, and increased corporate expenses, accounted for $4.0 million of the increased benefit. The remaining tax benefit increase resulted from the propane segment. Though the propane business operates as a master limited partnership, there are certain subsidiaries that still operate in the corporate form and are therefore subject to federal and state taxes. A benefit was recorded to recognize net operating loss carryforwards generated by these taxable subsidiaries that have not been recognized previously. For the nine months ended, taxes decreased $25.2 million when compared to taxes for the nine months ended September 2000. Substantial losses within the communication segment resulted in a decrease of $21.5 million in income taxes. This decrease, combined with the benefit previously discussed for the propane segment, was offset by a $4.2 million increase in electric and natural gas taxes due to increased taxable income, principally from electric operations.

    Minority interests represent the net income or loss after preferred dividends related to the Corporation's preferred stock investments in Blue Dot and Expanets combined with earnings or losses attributable to the CornerStone public common unitholders, which are allocable to common shareholders/unitholders other than the Corporation. Losses allocated to minority interests for the quarter increased $23.2 million over third quarter 2000 allocations. The substantially increased operating losses within the communications segment and increased losses within the propane segment account for the increase, offset by a reduction in HVAC minority interests due to a reduction in available basis to absorb the losses. For the nine months ended September 30, 2001, minority interests increased $74.6 million. As with the quarter, the increase is due almost entirely to increased losses within the communications segments, offset by lower allocations in the HVAC segment due to basis losses.

LIQUIDITY & CAPITAL RESOURCES

OPERATING ACTIVITIES

    Consolidated cash flows for the nine months generated by operating activities were $120.1 million, an $8.9 million increase over cash flows for the nine-month period ended September 30, 2000. The increase is driven largely by the communications segment, as operations have expanded due to the Lucent GEM acquisition, in addition to reductions in accounts receivable balances as winter heating bills are paid, and decreases in inventory due to usage and lower commodity prices. Cash, cash equivalents, and marketable securities of the Corporation totaled $175.4 million at September 30, 2001, down $40.4 million from the balance of $215.8 million at September 30, 2000. The decrease is due to the excess funds from financing activities that were available in late September 2000, therefore resulting in a higher cash balance at the end of the quarter.

INVESTING AND FINANCING ACTIVITIES

    The Corporation is focusing its strategic growth efforts in the areas of energy and communications. In order to support this focus as well as general business operations, the Corporation maintains a credit facility and line of credit which provide an aggregate $258 million for business use. At September 30, 2001, no commercial paper was outstanding and $203.0 million of the lines of credit were drawn and outstanding. There were no restrictions preventing the Corporation from drawing additional funds from the unused portion of the lines of credit at September 30, 2001. Amendments to the $250 million credit facility were completed October 23, 2001, increasing the facility to $315 million and extending the due date from June 2001 to January 2003.

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

    Montana Megawatts I, LLC, a subsidiary of the Corporation, entered into a 365-day term loan with ABN Amro Bank N.V. on September 28, 2001. This loan allows maximum borrowings of $55.0 million to finance the purchase of certain equipment and related expenses for a 240-megawatt natural gas-fired generation project currently underway in Great Falls, MT. The Corporation has provided a maximum guarantee of $27.5 million on the loan. As of September 30, 2001, $53.0 million had been drawn on the loan and is presented as non-recourse short-term debt on the balance sheet.

    The Corporation completed a 3.2 million share common stock offering on October 16, 2001 and an additional 480,000 share offering October 30, 2001. These two offerings resulted in $75.0 million of net proceeds. A portion of the funds were used to redeem certain subsidiary equity arrangements and the remainder will be used for general corporate purposes, including reducing debt.

    Pursuant to agreements effective as of June 30, 2000 and March 1, 2001, CornerStone obtained certain amendments to its revolving credit facility to make available up to $70.0 million in working capital advances and limit acquisition advances to the amount outstanding on March 1, 2001 ($20.7 million). As part of these arrangements, the Corporation has agreed to provide a guaranty and stand-by commitment to purchase up to $70.0 million of secured loans, classified as nonrecourse on the consolidated September 30, 2001, balance sheet, from the bank group under certain circumstances. In connection with this commitment, CornerStone's Board of Directors and independent Audit Committee approved the payment to the Corporation of a commitment fee of $4.6 million, which CornerStone is accruing, but has not yet paid, and warrants to purchase 568,750 common units at an exercise price of $.10. Of these warrants, 379,438 have been exercised as of September 30, 2001. CornerStone had

$56.9 million outstanding under its working capital and acquisition lines as of September 30, 2001. The facility matures in November 2001 and CornerStone is currently endeavoring to either extend the maturity of this facility or replace it with a similar facility. The Corporation has agreed to extend credit to CornerStone on substantially similar terms through July 1, 2002 in the event satisfactory third party financing cannot be arranged by November 30, 2001. The Corporation has agreed that any such credit extension would not mature prior to July 1, 2002, unless an alternative third party credit facility was in place. On July 27, 2001, CornerStone's Board of Directors announced that the distribution to common unit holders for the quarter ending June 30, 2001 would be reduced by 50% to $.27 for common units and that a Special Committee of the CornerStone Board of Directors has been formed to review the partnership operating plan and capital structure. The committee is conducting this review in conjunction with an effort by CornerStone to properly position future business operations, improve its leverage position, and create additional financial flexibility.

    Blue Dot's Credit Facility (nonrecourse to the Corporation) originally provided for up to $135.0 million to fund acquisitions and for general business purposes. A revised agreement entered into as of June 30, 2001 lowered the available line to $43.0 million. Additionally, starting August 31, 2001, and on the last business day of each month thereafter, the Facility will be permanently reduced by $1.5 million until February 28, 2002 at which time the Facility expires. Blue Dot had $32.7 million outstanding on their Facility, and based on covenant requirements, no additional borrowings were available at September 30, 2001. Blue Dot management intends to obtain a replacement facility on or before expiration of the current facility.

    In April 2000, Expanets completed a transaction to purchase the Lucent GEM business. In order to partially finance this transaction, the Corporation purchased an additional $64.0 million of Expanets' preferred stock with cash. As part of the original agreement, Expanets also issued Avaya a $35.0 million subordinated note (which was due March 2001) and a $15.0 million convertible note due March 31, 2003. In May 2001 an amended agreement was executed with Avaya to modify certain terms of the debt. Under the new agreement, the $35.0 million subordinated note is extended to March 31, 2005. In addition, Avaya is providing a short-term line of credit for product purchases equivalent to the lesser of $125.0 million or the borrowing base (75% of eligible customer accounts plus 60% of eligible inventory). $114.6 million was outstanding at September 30, 2001 on the line of credit which expires March 31, 2002. Expanets intends to obtain an asset-based commercial credit facility to replace the Avaya credit line.

    On October 2, 2000, the Corporation announced it had entered into a definitive agreement to acquire MPC's (NYSE:MTP) energy distribution and transmission business for approximately $1.1 billion which includes the assumption of $488 million of debt of MPC. The Corporation has obtained a commitment for a $1.0 billion facility, with a term of two years following the closing date, to finance the transaction and replace its existing credit facility. While the Corporation continues to evaluate its long-term capital structure options, during the two-year period following the close, the Corporation anticipates issuing additional equity of approximately $150 million. MPC shareholder's approved the acquisition September 21, 2001. However, the transaction is still subject to certain conditions, including the receipt of regulatory approval from the Montana Public Service Commission. In addition, customary closing requirements apply such as confirmation of representations and warranties, and compliance with covenants and the satisfaction of contractual closing conditions. Completion of the transaction is anticipated during the fourth quarter of 2001; however, there is no assurance that this transaction will be consummated.

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

    Maintenance capital expenditures for the nine months ended September 30, 2001 and 2000 were $38.7 million and $21.6 million, respectively. Expenditures are continually reviewed and are subject to change as a result of changing economic conditions, variations in sales, investment opportunities, and other ongoing considerations. Estimated annual maintenance expenditures for 2001 and 2002 are $54.5 million and $57.0 million, respectively. This represents an increase over prior years due to anticipated future expenditures related to the Lucent GEM acquisition, growth through acquisitions, and ongoing maintenance needs.

    Capital requirements for debt due within one year of the balance sheet date, including nonrecourse debt of subsidiaries, are expected to be $287.2 million. The Corporation anticipates that existing investments and marketable securities, internally generated cash flows, and available external financing will be sufficient to meet future capital requirements. There can be no assurance that such external financing will be available to the Corporation, or its subsidiaries, or on what terms.

    The Corporation will continue to review the economics of extending the maturity dates or refinancing short-term debt and retiring or refunding remaining long-term debt and preferred stock to provide financial flexibility and minimize long-term financing costs. The Corporation may continue to make investments in CornerStone, Blue Dot and Expanets. The Corporation has made $545.3 million in preferred stock investments through September 30, 2001 in Blue Dot and Expanets. Additionally, $51.0 million of non-preferred investments have been made in Expanets during 2001. The Corporation may make other significant investments in related or other industries, including regulated and unregulated energy operations that might require the Corporation to raise additional equity and/or incur debt financings, which are therefore subject to certain risks and uncertainties.

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

    On October 2, 2000, the Corporation announced it had entered into a definitive agreement to acquire MPC's (NYSE:MTP) energy distribution and transmission business for approximately $1.1 billion which includes the assumption of $488 million of debt of MPC. The Corporation has obtained a commitment for a $1.0 billion facility, with a term of two years following the closing date, to finance the transaction and replace its existing credit facility. While the Corporation continues to evaluate its long-term capital structure options, during the two-year period following the close, the Corporation anticipates issuing additional equity of approximately $150 million. MPC shareholder's approved the acquisition September 21, 2001. However, the transaction is still subject to certain conditions, including the receipt of regulatory approval from the Montana Public Service Commission. In addition, customary closing requirements apply such as confirmation of representations and warranties, and compliance with covenants and the satisfaction of contractual closing conditions. Completion of the transaction is anticipated during the fourth quarter of 2001; however, there is no assurance that this transaction will be consummated.

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
(a) Exhibits
(10) MATERIAL CONTRACTS
None
(b) Reports on Form 8-K

NorthWestern Corporation filed a Current Report on Form 8-K with the SEC on October 10, 2001 to disclose under Item 5 of the Report an underwritten public offering of 3,680,000 shares of its common stock.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWESTERN CORPORATION (Registrant)
Date: November 14, 2001	/s/ KIPP D. ORME Vice President—Finance Chief Financial Officer

QuickLinks

INDEX
PART 1. FINANCIAL INFORMATION Item 1. Financial Statements
NORTHWESTERN CORPORATION CONSOLIDATED BALANCE SHEETS (Unaudited) (In Thousands)
NORTHWESTERN CORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (In Thousands, Except Per Share Amounts)
NORTHWESTERN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Reference is made to Notes to Financial Statements included in the Company's Annual Report)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NORTHWESTERN CORPORATION PART II. OTHER INFORMATION
SIGNATURES