Form 10-K405
period 2001-12-31
NORTHWESTERN CORP
filed 2002-04-01
CIK 73088

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10–K

(Mark One)

☒                                  Annual Report Under  Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the fiscal year ended December 31, 2001

Or

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                               to                               .

Commission File Number:  0-692

NORTHWESTERN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-0172280
(State of Incorporation)	(I.R.S. Employer Identification No.)

125 S. Dakota Avenue, Sioux Falls, South Dakota	57104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  605-978-2908

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $1.75 par value and related Common Stock Purchase Rights	All listed on New York Stock Exchange
Company Obligated Mandatorily Redeemable Security of Trust Holding Solely Parent Debentures, $25.00 liquidation amount
Common Stock Purchase Rights

Securities registered under Section 12(g) of the Act:

Preferred Stock, Par Value $100

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 2002 was $619,166,821.

The number of shares of Common Stock, Par Value $1.75, outstanding as of March 20, 2002 was 27,396,762.

The documents incorporated by reference are as follows:

2001 Annual Report to Shareholders . . . . .Parts I and II
Proxy Statement for 2002 Annual Meeting . . . . .Part III

REPORT CONTENTS

Part I

                Unless the context requires otherwise, references to “we,” “us,” “our” and “NorthWestern” refer specifically to NorthWestern Corporation and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD–LOOKING STATEMENTS

                On one or more occasions, we may make statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included or incorporated by reference in this Annual Report on Form 10-K or incorporated by reference therein or herein relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward–looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

                Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward–looking statements. Forward–looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved.

                In addition to other factors and matters discussed elsewhere in our quarterly, annual and current reports that we file with the SEC, and which are incorporated by reference into this Annual Report on Form 10-K, some important factors that could cause actual results or outcomes for NorthWestern or our subsidiaries to differ materially from those discussed in forward–looking statements include:

•                                          the adverse impact of weather conditions;

•                                          unscheduled generation outages;

•                                          maintenance or repairs;

•                                          unanticipated changes to fossil fuel or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments;

•                                          developments in the federal and state regulatory environment and the terms associated with obtaining regulatory approvals;

•                                          costs associated with environmental liabilities and compliance with environmental laws;

•                                          the rate of growth and economic conditions in our service territories and those of our subsidiaries;

•                                          the speed and degree to which competition enters the industries and markets in which our businesses operate;

•                                          the timing and extent of changes in interest rates and fluctuations in energy–related commodity prices;

•                                          risks associated with acquisitions, transition and integration of acquired companies, including implementation of information systems and realizing efficiencies in excess of any related restructuring charges;

•                                          reduction of minority interest basis requiring us to recognize an increased share of operating losses at certain of our subsidiaries;

•                                          our ability to recover transition costs;

•                                          approval of our default supply contract portfolio by the MPSC;

•                                          disruptions and adverse effects in the capital markets due to the changing economic environment;

•                                          our credit ratings with Moody’s, Standard & Poor’s and Fitch;

•                                          changes in customer usage patterns and preferences; and

•                                          changing conditions in the economy, capital markets and other factors identified from time to time in our filings with the SEC.

                Any forward–looking statement speaks only as of the date on which such statement is made, and, except as required by law, we undertake no obligation to update any forward–looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors.

Item 1.            Description of Business

GENERAL OVERVIEW OF OUR BUSINESSES

                We are a service and solutions company providing integrated energy, communications, air conditioning, heating, ventilation, plumbing and related services and solutions to residential and business customers throughout North America.  We own and operate one of the largest regional electric and natural gas utilities in the upper Midwest of the United States.  We distribute electricity in South Dakota and natural gas in South Dakota and Nebraska through our energy division, NorthWestern Energy (formerly NorthWestern Public Service), and electricity and natural gas in Montana through our wholly owned subsidiary, NorthWestern Energy, L.L.C. (formerly The Montana Power L.L.C.), hereafter referred to as NorthWestern Energy LLC.  We are operating under the common brand "NorthWestern Energy" in all our service territories. On February 15, 2002, we completed the acquisition of the electric and natural gas transmission and distribution businesses of The Montana Power Company for approximately $1.1 billion, including the assumption of approximately $488 million in existing debt and preferred stock, net of cash received.  We intend to transfer the energy and natural gas transmission and distribution operations of NorthWestern Energy LLC to NorthWestern Corporation during 2002 and to operate its business as part of our NorthWestern Energy division. We believe the acquisition creates greater regional scale allowing us to realize the full value of our existing energy assets and provides a strong platform for future growth.

                Our principal unregulated investment is in Expanets, Inc., or Expanets, is a leading provider of networked communications and data services and solutions to medium–sized businesses. In addition, we own investments in Blue Dot Services Inc., or Blue Dot, a nationwide provider of air conditioning, heating, plumbing and related services, and CornerStone Propane Partners L.P., or CornerStone, a publicly traded master limited partnership retail propane and wholesale energy-related commodities distributor (NYSE:CNO) for which one of our subsidiaries serves as managing general partner.  CornerStone has announced it has retained Credit Suisse First Boston Corporation to pursue the possible sale or merger of CornerStone.

                We are a Delaware corporation that was incorporated on November 27, 1923.

                For additional information related to our industry segments, see note 19 of “Notes to Consolidated Financial Statements” of our Annual Report, filed as Exhibit 13 hereto.  For information regarding our revenues, profits/losses and assets, see our financial statements included in our Annual Report, filed as Exhibit 13 hereto.

REGULATED BUSINESSES

ELECTRIC OPERATIONS

Services, Service Areas and Customers

        Montana

                We operate a regulated electric utility business in Montana through our wholly owned subsidiary, NorthWestern Energy LLC. The electric utility business of NorthWestern Energy LLC consists of an extensive electric transmission and distribution network in Montana. NorthWestern Energy LLC’s service territory covered approximately 107,600 square miles, representing approximately 73% of Montana’s land area as of December 31, 2001, and included approximately 782,000 people according to the 2000 census. NorthWestern Energy LLC also transmits electricity for other utilities and power marketers in Montana.  In 2001, by category, residential electric transmission and distribution sales, industrial transmission and distribution sales and commercial transmission and distribution sales accounted for approximately 28%, 38% and 34% of NorthWestern Energy LLC’s electric utility revenue, respectively.

                NorthWestern Energy LLC’s electric transmission system consists of approximately 7,000 miles of transmission lines, ranging from 50 to 500 kilovolts, 270 circuit segments and 125,000 transmission poles with associated transformation and terminal facilities as of December 31, 2001, and extends throughout the western two-thirds of Montana from Colstrip in the east to Thompson Falls in the west. The 500 kilovolts transmission system is jointly owned and is part of the Colstrip Transmission System. Flows on this system are predominantly from east to west, transferring Colstrip generation to markets west of Montana. The 230 kilovolts and 161 kilovolts facilities form the backbone of NorthWestern Energy LLC’s transmission system and are designed to deliver electricity to Montana customers. The lower voltage systems, which range from 50 Kilovolts to 115 kilovolts, provide for local area service needs. The system has interconnections with five major non affiliated transmission systems located in the Western Systems Coordinating Council area, as well as one interconnection to a system that connects with the Mid-Continent Area Power Pool region. With these interconnections, NorthWestern Energy LLC also transmits power to and from diverse interstate transmission systems, including those operated by Avista Corporation; Idaho Power Company, a division of Idacorp, Inc.; PacifiCorp; the Bonneville Power Administration; and the Western Area Power Administration.

                As of December 31, 2001, NorthWestern Energy LLC delivered electricity to approximately 295,000 customers in 191 communities and their surrounding rural areas in Montana, including Yellowstone National Park. NorthWestern Energy LLC also delivered electricity to rural electric cooperatives that served approximately 76,000 customers as of December 31, 2001. NorthWestern Energy LLC’s electric distribution system consisted of approximately 16,200 miles of overhead and underground distribution lines and approximately 376 transmission and distribution substations as of December 31, 2001.

                South Dakota

                We operate our regulated electric utility business in South Dakota through our energy division, NorthWestern Public Service, which also utilizes the NorthWestern Energy brand and operates as a vertically integrated generation, transmission and distribution utility. Our electricity revenues in South Dakota are generated primarily through:

•                  residential transmission and distribution sales,

•                  commercial and industrial transmission and distribution sales, and

•                  wholesale sales.

                We have the exclusive right to serve an assigned service area in South Dakota comprised of more than 26 counties with a combined population of approximately 101,000 people according to the 2000 census. We provided retail electricity to over 57,000 customers in 108 communities in South Dakota as of December 31, 2001. In 2001, by category (including supply for non-choice customers), commercial and industrial electric transmission and distribution sales, residential transmission and distribution sales, wholesale sales and other transmission and distribution sales accounted for approximately 43%, 33%, 21% and 3% of our electric utility revenue, respectively.

                Residential, commercial and industrial services are generally bundled packages of generation, transmission, distribution, meter reading, billing and other services. In addition, we provide wholesale transmission of electricity to a number of South Dakota municipalities, state government agencies and agency buildings. For these sales, we are responsible for the transmission of contracted electricity to a substation or other distribution point, and the purchaser is responsible for further distribution, billing collection and other related functions. We also provide sales of electricity to resellers, primarily including power pool or other utilities. Power pool sales fluctuate from year to year depending on a number of factors, including the availability of excess short-term generation and the ability to sell excess power to other utilities in the power pool.

                Our transmission and distribution network in South Dakota consisted of approximately 3,100 miles of overhead and underground transmission and distribution lines across South Dakota as well as 120 substations as of December 31, 2001. We have interconnections and pooling arrangements with the transmission facilities of Otter Tail Power Company, a division of Otter Tail Corporation; Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc.; Xcel Energy Inc.; and the Western Area Power Administration. We have emergency interconnections with the transmission facilities of East River Electric Cooperative, Inc. and West Central Electric Cooperative. These interconnections and pooling arrangements enable us to arrange purchases or sales of substantial quantities of electric power and energy with other pool members and to participate in the benefits of pool arrangements.

Competition and Demand

                Although Montana customers have a choice with regard to electricity suppliers, NorthWestern Energy LLC does not currently face material competition in the transmission and distribution of electricity within its Montana service territories. Direct competition does not presently exist within our South Dakota service territories for the supply and delivery of electricity. Our service area in South Dakota was assigned to us by the South Dakota Public Utilities Commission pursuant to the South Dakota Public Utilities Act, effective March 1976. Pursuant to the South Dakota Public Utilities Commission grant, we have the exclusive right to provide fully bundled services to all present and future electric customers within our assigned territory for so long as the service provided is adequate. There have been no allegations of inadequate service since assignment in 1976. The assignment of a service territory is perpetual under current South Dakota law.

                We sell a portion of the electricity generated in facilities that we own jointly into the wholesale market. We face competition from other electricity suppliers with respect to our wholesale sales. However, we make such wholesale sales with respect to electricity in excess of our load requirements and such sales are not a material part of our business or operating strategy.

                Competition for various aspects of electric services is being introduced throughout the country that will open utility markets to new providers of some or all traditional utility services. Competition in the utility industry is likely to result in the further unbundling of utility services as has occurred in Montana. Separate markets may emerge for generation, transmission, distribution, meter reading, billing and other services currently provided by utilities as a bundled service. At present it is unclear when or to what extent further unbundling of utility services will occur. We do not expect deregulation in South Dakota in the near future, but it is unclear if and when such competition will begin to affect our other territories. Some competition currently exists within our Montana, South Dakota and Nebraska service territories with respect to the ability of some customers to self-generate or by-pass parts of the electric system, but we do not believe that such competition is material to our or Montana Energy LCC’s operations. Potential competitors may also include various surrounding providers as well as national providers of electricity.

                In our NorthWestern Energy LLC service areas, peak demand was approximately 1,290 megawatts, the average daily load was approximately 932 megawatts, and over 340,250 megawatts were delivered during the year ended December 31, 2001. In our South Dakota service areas, peak demand was approximately 294 megawatts, the average daily load was approximately 150 megawatts, and over 64,580 megawatts were delivered during the year ended December 31, 2001.

Electricity Supply

                Montana

                In Montana, we purchase substantially all of its power from third parties. Electric resource capacity in Montana is currently provided by 15 “qualifying facility” contracts that The Montana Power Company was required to enter into under the Public Utility Regulatory Policies Act of 1978, which provide a total of 101 megawatts of firm winter peak capacity. NorthWestern Energy LLC’s Milltown Dam provides an additional three megawatts of gross capacity. NorthWestern Energy LLC also has a power-purchase agreement with PPL Corporation that meets current energy requirements beyond what are received from the “qualifying facility” contracts and Milltown Dam, however, the PPL Corporation agreement will end on June 30, 2002. NorthWestern Energy LLC believes that these arrangements will be sufficient to meet its power supply needs through June 30, 2002. With respect to NorthWestern Energy LLC’s power supply needs after June 30, 2002, The Montana Power Company has filed with the MPSC a default supply portfolio, as discussed below.

                Montana’s Electric Utility Restructuring Act enabled larger customers in Montana to choose their supplier of commodity electricity beginning on July 1, 1998, and provided that all other Montana customers will be able to choose their electric supplier during a transition period beginning on July 1, 2002 through June 30, 2007. NorthWestern Energy LLC is required to act as the “default supplier” for customers who have not chosen an alternate supplier. The Montana Restructuring Act provided for the full recovery of costs incurred in procuring default supply contracts during this transition period. In its 2001 session, the Montana Legislature passed House Bill 474, which, among other things, reaffirmed full cost recovery for the default supplier by mandating that the MPSC use an electric cost recovery mechanism providing for full recovery of prudently incurred electric energy supply costs. Initiative 117 has been approved for inclusion on the November ballot in Montana. If passed, Initiative 117 would repeal HB 474. In the event that HB 474 is repealed, Montana law would continue the transition period through at least June 30, 2007, and provide full cost recovery.

                On October 29, 2001, The Montana Power Company filed with the MPSC its default supply portfolio, containing a mix of long and short-term contracts from new and existing power suppliers and generators. We expect that the costs of the default supply portfolio and a competitive transition charge for out-of-market costs will increase residential electric rates in NorthWestern Energy LLC’s service territories by approximately 20%. This filing seeks MPSC review of the supply portfolio to establish that the contracts meet applicable prudency standards and to establish default supply rates for customers who have not chosen alternate suppliers during the transition period ending on June 30, 2007. The proposed default supply portfolio consists of supply contracts with PPL Corporation for approximately 450 megawatts, Duke Energy Trading & Marketing for approximately 111 megawatts, Montana First Megawatts (an affiliate of NorthWestern Energy) for approximately 75 megawatts, existing qualifying facility contracts for 101 megawatts and power generation from the Milltown Dam facility for approximately two megawatts, with any remaining requirement being met by short-term market purchases. The MPSC has set a procedural schedule on the default supply portfolio and an order is expected in April 2002. If the MPSC does not approve the default supply portfolio, we may be required to seek alternate sources of supply. The MPSC could also disallow the recovery of the costs incurred in entering into the default supply portfolio if a determination is made that the contracts were not prudently entered into.

                See “Risk Factors - We face uncertainty with respect to our ability to fully recover transition costs, the resolution of our default supply filings that are pending before the Montana Public Service Commission, or MPSC, and the outcome of other rate orders of the MPSC” in  our Annual Report, filed as Exhibit 13 hereto.

                NorthWestern Energy LLC also leases a 30% share of Colstrip Unit 4, an 805 megawatt gross capacity coal-fired power plant located in southeastern Montana through the unregulated Colstrip Unit 4 Lease Management Division of NorthWestern Energy LLC. A long-term coal supply contract with Western Energy Company provides the coal necessary to run the plant. NorthWestern Energy LLC sells its leased share of Colstrip Unit 4 generation, representing approximately 222 megawatts at full load, principally to Duke Energy Trading & Marketing and to Puget Sound Energy under agreements expiring December 20, 2010.

                South Dakota

                Most of the electricity that we supply to customers in South Dakota is generated in power plants that we own jointly. In addition, we have peaking/standby generating units that are installed at nine locations throughout our service territory. Details of our generating facilities are described further in the chart below. Each of the jointly owned plants is subject to a joint management structure. Except as otherwise noted, we are entitled to a proportional share of the electricity generated in our jointly owned plants and are responsible for a proportional share of the operating expenses, based upon our ownership interest. Most of the power allocated to us from these facilities is distributed to our South Dakota customers, although in 2001, approximately 21% of the power was sold in the wholesale market. Our facilities had a total net summary peaking capacity in 2001 of approximately 312 megawatts.

Name and Location of Plant	Fuel Source	Our Ownership Interest	Our Share of 2001 Peak Summer Demonstrated Capacity	% of Total 2001 Peak Summer Demonstrated Capacity
Big Stone Generating Station, located near Big Stone City in northeastern South Dakota	Sub-bituminous coal	23.4%	106.8 megawatts	34.2%
Coyote I Electric Generating Plant, located near Beulah, North Dakota	Lignite coal	10%	42.7 megawatts	13.7%
Neal Electric Generating Unit No. 4, located near Sioux City, Iowa	Sub-bituminous coal	8.7%	55.9 megawatts	17.9%
Miscellaneous combustion turbine units and small diesel units (used only during peak periods)	Combination of fuel	100%	106.6 megawatts	34.2%
Total Capacity	oil and natural gas		312 megawatts	100%

                We have also entered into an agreement to purchase up to 28 megawatts of firm summer capacity from Basin Electric Generating Co. to assist in meeting peak demands during the summers of 2001-2003.

                We are a member of the Midcontinent Area Power Pool, which is an area power pool arrangement consisting of utilities and power suppliers having transmission interconnections located in a nine-state area in the North Central region of the United States and in two Canadian provinces. The terms and conditions of the Midcontinent Area Power Pool agreement and transactions between Midcontinent Area Power Pool members are subject to the jurisdiction of the FERC.

                The 2001 peak demand in our South Dakota service areas was approximately 294 megawatts, and total system capability through our generating facilities and supply contract with Basin Electric Generating at the time of peak demand was approximately 333 megawatts, resulting in a reserve margin of 13.2% for the year ended December 31, 2001. The minimum reserve margin requirement required by the members of the Midcontinent Area Power Pool is 15%. We believe we have adequate supplies to meet our power supply during the next few years.

                We have an integrated resource plan that includes estimates of customer usage and programs to provide for economic, reliable and timely supplies of energy. We continue to update our load forecast to identify the future electric energy needs of our customers, and we evaluate additional generating capacity requirements on an ongoing basis.

                On March 27, 2001, we announced our plan to construct a 240 megawatt, natural gas-fired, combined-cycle electric generation facility, Montana First Megawatts. We commenced construction of the facility, located in Great Falls, Mont., in early November 2001. NorthWestern Generation I, LLC, one of our wholly-owned subsidiaries, entered into a 20-year power sales agreement to supply approximately 50% of the facility’s generation output to NorthWestern Energy LLC. This agreement is included in NorthWestern Energy LLC’s proposed default supply portfolio as filed with the MPSC. We intend to sell the remaining output into the wholesale electricity markets. For further information about the financing and operation of our Great Falls electric generation project, see note 4 of “Notes to Consolidated Financial Statements” of our Annual Report, filed as Exhibit 13 hereto.

Electricity Generation Costs

                Coal was used to generate approximately 95% of our electricity for the year ended December 31, 2001. The balance was provided by our natural gas and fuel oil peaking units. We have no nuclear exposure. The fuel for our jointly owned generating plants is provided primarily through supply contracts of various lengths with several coal companies. Our coal supply costs have remained relatively stable during the past three years. The average cost by type of fuel burned is shown below for the periods indicated:

	1999	2000	2001
Fuel Type	Cost per Million BTU for the Year Ended December 31			Percent of 2001 Megawatt Hours Generated
Sub-bituminous-Big Stone	$.95	$.96	$1.07	52.4%
Lignite-Coyote **	.82	.83	.75	20.0
Sub-bituminous-Neal	.74	.80	.71	27.1
Natural Gas	2.78	5.40	4.26	*
Oil	4.23	4.31	5.16	*

*Combined for approximately 0.5 percent.

**Includes pollution control reagent.

                During the year ended December 31, 2001, the average delivered cost per ton of fuel for our base load plants was $10.37 at Coyote, $17.96 at Big Stone and $12.08 at Neal. Changes in our fuel costs are passed on to customers through the operation of the fuel adjustment clause in our South Dakota tariffs. See “Risk Factors - Changes in commodity prices may increase our cost of producing and distributing electricity and distributing natural gas or decrease the amount we receive from selling electricity and natural gas, adversely affecting our financial performance and condition” of our Annual Report, filed as Exhibit 13 hereto.

                Our base load coal plants have contracts for the delivery of lignite and sub-bituminous coal covering various periods. The Big Stone facility currently burns Wyoming sub-bituminous coal from the Powder River Basin supplied under a contract that expires at the end of 2002. Big Stone also has optional fixed price renewable contracts for 2003 and 2004. The Coyote facility has a contract for the delivery of lignite coal which expires in

2016 and provides for an adequate fuel supply for Coyote’s estimated economic life. Neal receives Wyoming sub-bituminous coal under multiple firm and spot contracts with terms of up to several years in duration.

                The South Dakota Department of Environment and Natural Resources has given approval for Big Stone to burn a variety of alternative fuels, including tire-derived fuel and refuse-derived fuel. In 2001, approximately 3.8% of the fuel consumption at Big Stone was derived from alternative fuels.

                Although we have no firm contract for diesel fuel or natural gas for our electric peaking units, we have historically been able to purchase diesel fuel requirements from local suppliers and currently have enough diesel fuel in storage to satisfy our normal requirements for such fuel. We have been able to use excess capacity from our natural gas operations as the fuel source for our gas peaking units.

                We must pay fees to third parties to transmit the power generated at our Big Stone and Neal plants to our South Dakota transmission system. In 2001, we entered into a new 10-year agreement with the Western Area Power Administration for transmission services, including transmission of electricity from Big Stone and Neal to our South Dakota service areas through seven points of interconnection on the Western Area Power Administration’s system. Transmission services under this agreement, and our costs for such services, are variable and depend upon a number of factors, including the respective parties’ system peak demand and the amount of our transmission assets that are integrated into the Western Area Power Authority’s system. In 2001, our costs for services under this contract were approximately $3.24 million. Our tariffs in South Dakota generally allow us to pass costs with respect to power purchased from other suppliers to our customers.

Additional Regulation

                Our operations and the operations of our subsidiary entities are subject to various federal, state and local laws and regulations affecting businesses generally, such as laws and regulations concerning service areas, tariffs, issuances of securities, employment, occupational health and safety, protection of the environment and other matters. We believe that we are in substantial compliance with applicable regulatory requirements relating to our operations.

                Federal

                We are a “public utility” within the meaning of the Federal Power Act. Accordingly, we are subject to the jurisdiction of, and regulation by, the Federal Energy Regulatory Commission, or the FERC, with respect to the issuance of securities and the setting of wholesale electric rates. We are an exempt “holding company” under the Public Utility Holding Company Act.

                In April 1996, the FERC issued Order No. 888 and Order No. 889 requiring utilities to allow open use of their transmission systems by other utilities and power marketers. We, The Montana Power Company and other jurisdictional utilities filed open access transmission tariffs, or OATTs, with the FERC in compliance with Order No. 888. NorthWestern Public Service and The Montana Power Company included OATTs in their filings which conform to the “Pro Forma” tariff in Order No. 888 in which eligible transmission service customers can choose to purchase transmission services from a variety of options ranging from full use of the transmission network on a firm long-term basis to a fully interruptible service available on an hourly basis. These tariffs also include a full range of ancillary services necessary to support the transmission of energy while maintaining reliable operations of our transmission system.

                NorthWestern Energy LLC sells transmission service across its system under terms, conditions, and rates defined in its OATT, which became effective in July 1996. NorthWestern Energy LLC is required to provide retail transmission service under both the MPSC rate tariffs for customers still receiving “bundled” service and under the OATT for “choice” customers.

                The FERC has approved our request for waiver of the requirements of FERC Order No. 889 as it relates to the “Standards of Conduct,” exempting us as a small public utility. Without the waiver, the “Standards of Conduct” would have required us to physically separate its transmission operations/reliability functions from its marketing/merchant functions.

                On December 20, 1999, the FERC issued Order No. 2000, its most recent order regarding Regional Transmission Organizations, or RTOs. An RTO is an organization that attempts to capture efficiencies created by combining individually operated transmission systems into a single operation, focusing on operational and strategic transmission issues. Pursuant to Order No. 2000, utilities that own, operate or control interstate transmission facilities were required to file a proposal with the FERC by October 15, 2000, describing the utilities’ efforts to participate in an RTO expected to be operational by December 15, 2001.

                The Montana Power Company was a sponsor of a filing at the FERC which proposed to form an RTO, RTO West. RTO West will be a nonprofit organization with an independent board that will act as the independent system operator for the aggregated transmission systems of participating transmission owners. Upon initial operation, RTO West will not own any transmission facilities but will control each participating transmission owner’s facilities. The Montana Power Company was also a sponsor of a second proposal filed in conjunction with its first filing at the FERC to establish an independent transmission company, TransConnect, LLC, which will be organized as a for-profit limited liability company. Those participating in TransConnect will exchange their transmission assets for a passive ownership interest in the company. TransConnect applicants have indicated that they intend to participate in RTO West as a single transmission owner by transferring control over their transmission assets to RTO West. In April 2001, the FERC granted, with modifications, both proposals. Activity in the form of various compliance filings is continuing at the FERC in these dockets. RTO West must make a second stage filing with the FERC to provide additional proposed operating details. RTO West made this filing at the end of March 2002.

                In response to FERC Order No. 2000, we filed in October 2000 our Order No. 2000 Compliance Filing with the FERC detailing options we are pursuing in order to participate in an RTO, including participation in the investigation of the formation of a regional transmission entity as well as the pursuit of various options associated with joining the Midwest Independent System Operator.

                The Montana Power Company provided wholesale power to two electric cooperatives, but the two cooperatives have chosen to obtain their power supply from another source, and NorthWestern Energy LLC will provide only transmission services to the cooperatives. In order to recover the transition costs associated with power that would have been supplied to these two cooperatives, the former owner of NorthWestern Energy LLC made a filing with the FERC in April 2000, seeking recovery of approximately $23.8 million in transition costs associated with serving both of the wholesale electric cooperatives. The FERC scheduled a hearing for the filing but suspended it after The Montana Power Company and the cooperatives jointly requested it be suspended so that the parties could attempt to settle the issues. The FERC recently terminated the settlement procedures and is expected to set a procedural schedule in the matter.

                NorthWestern Energy LLC operates the Milltown Dam, a hydroelectric dam on the Clark Fork River, under a license granted by the FERC. The current license for operation of the dam would have expired but for extensions received from the FERC. The Montana Power Company received an extension of its FERC license to operate the dam until 2006, and NorthWestern Energy LLC is currently seeking to extend that license until 2008. Generally, under FERC rules, notice of intent to renew a license must be filed five years prior to its expiration. Thus, The Montana Power Company gave the FERC its notice to seek renewal of the license in 2001. In the event the FERC license were terminated, the FERC may require that the dam be removed. Several environmental and governmental groups, including the Department of the Interior, have voiced concerns over the license extension and may challenge the action in court. Were NorthWestern Energy LLC not to receive the license extension, it might be required to relinquish the license and cease operating the dam as early as 2006.

                Montana

                NorthWestern Energy LLC is subject to the jurisdiction of the MPSC with respect to electric service territorial issues, rates, terms and conditions of service, accounting records and other aspects of its operations.

                Montana law requires that the MPSC determine the value of net unmitigable transition costs associated with the transformation of the Montana Power utility business from a vertically integrated electric service company to a utility providing only default supply and transmission and distribution services. The MPSC is also obligated to set a competitive transition charge to be included in distribution rates to collect those net transition costs. The majority of these transition costs relate to out-of-market power purchase contracts, which run through 2032, that The Montana Power Company was required to enter into with certain “qualifying facilities” as established under the Public Utility Regulatory Policies Act of 1978. The Montana Power Company estimated the pre-tax net present value of its transition costs to be approximately $304.7 million in a filing with the MPSC on October 29, 2001.

                On January 31, 2002, the MPSC approved a stipulation among The Montana Power Company, us and a number of other parties, which, among other things, conclusively established the pre-tax net present value of the transition costs relating to out-of-market power purchase contracts recoverable in rates to be approximately $244.7 million, or approximately $60 million less than The Montana Power Company estimated in its initial filing with the MPSC. In addition, the stipulation set a fixed annual recovery for the transition costs beginning at $14.9 million in the first year after implementation and increasing up to $25.6 million in the fourth year and thereafter. Because the annual recovery stream as finalized by the stipulation is less than the total payments due under the out-of-market power purchase contracts, the difference must be mitigated or covered from other revenue sources. We estimate that the annual after tax differences will be approximately $1.9 million in 2002, increasing to a high of approximately $13.2 million in the year 2017. The aggregate after tax amount of the differences over the 28-year life of these contracts would be approximately $193.5 million. Although we believe we have opportunities to mitigate the impact of these differences through improved management of our obligations under these contracts, negotiating buyouts of certain of these contracts, selling non utility assets that are not part of our core strategy, reducing debt and other actions, we cannot assure you that our actions will be successful.

                The stipulation also required The Montana Power Company and us to contribute $30 million to an account, which will fund credits to Montana electric distribution customers. The account will be applied on a per kilowatt hour basis beginning on July 1, 2002 and continuing for one year thereafter. Our allocable portion of the fund is $10 million. The Montana Power Company has already contributed the other $20 million allocable to it. See “Risk Factors - We face uncertainty with respect to our ability to recover transition costs, the resolutions of our default supply filings that are pending before the MPSC and the outcome of other rate orders of the MPSC” of our Annual Report, filed as Exhibit 13 hereto.

                South Dakota

                We are subject to the South Dakota Public Utilities Commission with respect to electric service territorial issues, rates, terms and conditions of service, accounting records and other aspects of our operations. Under the South Dakota Public Utilities Act, a requested rate increase may be implemented 30 days after the date of its filing unless its effectiveness is suspended by the South Dakota Public Utilities Commission and, in such event, can be implemented subject to refund with interest six months after the date of filing, unless authorized sooner by the South Dakota Public Utilities Commission. Our electric rate schedules provide that we may pass along to all classes of customers qualified increases or decreases in costs related to fuel used in electric generation, purchased power, energy delivery costs and ad valorem taxes.

                Our retail electric rates, approved by the South Dakota Public Utilities Commission, provide several options for residential, commercial and industrial customers, including dual-fuel, interruptible, special all-electric heating, and other special rates, as well as various incentive riders to encourage business development. An adjustment clause provides for quarterly adjustment based on differences in the delivered cost of energy, delivered cost of fuel, ad valorem taxes paid and commission-approved fuel incentives.

                The states of South Dakota, North Dakota and Iowa have enacted laws with respect to the siting of large electric generating plants and transmission lines. The South Dakota Public Utilities Commission, the North Dakota Public Service Commission and the Iowa Utilities Board have been granted authority in their respective states to issue site permits for nonexempt facilities.

NATURAL GAS OPERATIONS

Services, Service Areas and Customers

                Our regulated natural gas utility operations purchase, transport, distribute and store natural gas for over 236,800 commercial and residential customers in Montana, South Dakota and Nebraska as of December 31, 2001, after giving effect to the acquisition of Montana Power LLC. Natural gas service generally consists of fully bundled services consisting of natural gas supply and interstate pipeline transmission services and distribution services to our customers, although certain large commercial and industrial customers, as well as wholesale customers, may buy the natural gas commodity from another provider and utilize our utility’s transportation and distribution service.

                Montana

                Montana Power LLC distributed natural gas to over 158,000 retail customers located in 109 Montana communities as of December 31, 2001. The MPSC does not assign service territories in Montana. However, NorthWestern Energy LLC has nonexclusive municipal franchises to purchase, transport, distribute and store natural gas in the Montana communities it serves. The terms of the franchises vary by community, but most are for 30 to 50 years, and none are scheduled to expire in 2002. Montana Power LLC also serves several smaller distribution companies that provided service to approximately 28,000 customers as of December 31

2001. NorthWestern Energy LLC’s natural gas distribution system consisted of approximately 3,300 miles of underground distribution pipelines as of December 31, 2001.

                NorthWestern Energy LLC also transmits natural gas in Montana from production receipt points and storage facilities to distribution points and other nonaffiliated transmission systems. NorthWestern Energy LLC transported natural gas volumes of approximately 50 billion cubic feet in the year ended December 31, 2001. NorthWestern Energy LLC’s peak capacity was approximately 300 million cubic feet per day during the year ended December 31, 2001. NorthWestern Energy LLC’s natural gas transmission system consisted of over 2,000 miles of pipeline, which vary in diameter from 2 inches to 20 inches, and served over 130 city gate stations as of December 31, 2001. NorthWestern Energy LLC has strategic connections with four major, non-affiliated transmission systems: Williston Basin Interstate Pipeline, NOVA Gas Transmission Ltd., Colorado Interstate Gas and Havre Pipeline. Seven compressor sites provided over 23,000 horsepower, capable of moving approximately 300 million cubic feet per day during the year ended December 31, 2001. In addition, NorthWestern Energy LLC owns and operates a pipeline border crossing through its wholly owned subsidiary, Canadian-Montana Pipe Line Corporation.

                South Dakota and Nebraska

                We provided natural gas to approximately 81,000 customers in 59 South Dakota communities and four Nebraska communities as of December 31, 2001. The state regulatory agencies in South Dakota and Nebraska do not assign service territories. However, we have nonexclusive municipal franchises to purchase, transport, distribute and store natural gas in the South Dakota and Nebraska communities we serve. The maximum term permitted under Nebraska law for these franchises is 25 years while the maximum term permitted under South Dakota law is 20 years. Our policy is to seek renewal of a franchise in the last year of its term. The remaining terms of our franchises vary by community, but none are scheduled to expire in 2002, two are scheduled to expire in 2003, and one is scheduled to expire in 2004. We have never been denied the renewal of any of these franchises. We have approximately 1,996 miles of distribution gas mains in South Dakota and Nebraska with distribution capacity of approximately 15,000 MMBTU per day as of December 31, 2001. We also transport natural gas for other gas suppliers and marketers in South Dakota and Nebraska.

Competition and Demand

                Montana’s Natural Gas Utility Restructuring and Customer Choice Act, which was passed in 1997, provides that a natural gas utility may voluntarily offer its customers their choice of natural gas suppliers and provide open access in Montana. Although NorthWestern Energy LLC has opened access to its gas transmission and distribution systems and gas supply choice is available to all of its natural gas customers in Montana, NorthWestern Energy LLC currently does not face material competition in the transmission and distribution of natural gas in its Montana service areas. NorthWestern Energy LLC also provides default supply service to customers in its Montana service territories who have not chosen other suppliers under cost-based rates.

                In South Dakota and Nebraska, we are subject to competition for natural gas supply. In addition, competition currently exists for commodity sales to large volume customers and for delivery in the form of system by-pass, alternative fuel sources such as propane and fuel oil, and, in some cases, duplicate providers. We do not face material competition from alternative natural gas supply companies in the communities in which we serve in South Dakota and Nebraska. We are currently the largest provider of natural gas in our South Dakota and Nebraska service territory service territories based on MMBTU sold. In South Dakota, we also transport natural gas for one gas marketing firm currently serving four customers through our distribution systems. In Nebraska, we transport natural gas for one customer, whose supply is contracted from another gas company.  We delivered approximately 4.7 million MMTBU of third-party transportation volume on our South Dakota distribution system and approximately 0.9 million MMBTU of third-party transportation volume on our Nebraska distribution system.

                Competition in the natural gas industry may result in the further unbundling of natural gas services. Separate markets may emerge for the natural gas commodity, transmission, distribution, meter reading, billing and other services currently provided by utilities. At present it is unclear when or to what extent further unbundling of utility services will occur. To remain competitive in the future, we must provide top quality services at reasonable prices. To prepare for the future, we must ensure that all aspects of our natural gas business are efficient, reliable, economical and customer-focused.

                Natural gas is used primarily for residential and commercial heating. As a result, the demand for natural gas depends upon weather conditions. Natural gas is a commodity that is subject to market price fluctuations. Purchase adjustment clauses contained in South Dakota and Nebraska tariffs allow us to reflect increases or decreases in gas supply and interstate transportation costs on a timely basis, so we are generally allowed to pass these higher natural gas prices through to our customers.

Natural Gas Supply

                Montana

                Our natural gas supply requirements in Montana are fulfilled through third-party purchase contracts for natural gas delivered within Montana. In Montana our natural gas supply requirements for the year ended December 31, 2001, were approximately 19.5 million MMBTU, of which approximately 18.4 million MMBTU were purchased under third-party contracts with Montana suppliers, and approximately 1.1 million MMBTU were purchased under contracts with Canadian suppliers. During the year ended December 31, 2001, approximately 58% of our Montana natural gas supply requirements were covered under long-term contracts, approximately 18% were covered under one-year contracts, and the balance were covered under short-term contracts. During the year ended December 31, 2001, approximately 59% of our Montana contractual natural gas requirements were priced at current market levels and the remainder were fixed-price contracts at December 31, 2001. We believe our supply, storage and distribution facilities and agreements are sufficient to meet its needs in 2002.

                NorthWestern Energy LLC owns and operates three working natural gas storage fields in Montana with aggregate storage capacity of approximately 17.2 billion cubic feet and maximum aggregate working gas capacity of approximately 178 million cubic feet per day. NorthWestern Energy LLC owns a fourth field that is being depleted at approximately 0.03 million cubic feet per day with approximately 85 million cubic feet of remaining reserves.

                South Dakota and Nebraska

                Our South Dakota natural gas supply requirements are fulfilled through third-party purchase contracts for natural gas delivered within South Dakota. Our South Dakota natural gas supply requirements for the year ended December 31, 2001, were approximately 5.5 million MMBTU, of which approximately 2.4 million MMBTU were purchased from Canadian sources, and approximately 3.1 million MMBTU were purchased from mid-continent sources. During the year ended December 31, 2001, approximately 39% of our South Dakota natural gas supply requirements were covered under long-term contracts, and the balance was covered under short-term contracts. All of our South Dakota contractual natural gas requirements were priced at current market levels.

                Our Nebraska natural gas supply requirements are fulfilled through third-party purchase contracts for natural gas delivered within Nebraska. Our Nebraska natural gas supply requirements for the year ended December 31, 2001, were approximately 5.6 million MMBTU, of which approximately 0.6 million MMBTU were purchased from Rocky Mountain sources, and approximately 5 million MMBTU were purchased from mid-continent sources. During the year ended December 31, 2001, all of our Nebraska natural gas supply requirements were covered under long-term contracts.

                We had financial swaps in place for approximately 60% of the estimated retail volume for the 2001/2002 heating season in South Dakota and Nebraska.

                We also have pipeline capacity service agreements with Coast Energy Group, a division of CornerStone, for our South Dakota operations and ONEOK Gas Marketing for our Nebraska operations. The Coast Energy Group agreement terminates in July 2002, and the ONEOK agreement terminates in October 2003. To supplement firm gas supplies in South Dakota and Nebraska, our service agreements with Coast Energy Group and ONEOK also provide for underground natural gas storage services to meet the heating season and peak day requirements of our natural gas customers. We also have five propane-air gas peaking units with a daily capacity of approximately 1,800 MMBTU per day. These plants provide an economic alternative to pipeline transportation charges to meet the peaks caused by customer demand on extremely cold days. We believe that our South Dakota and Nebraska natural gas supply, storage and distribution facilities and agreements are sufficient to meet our needs in 2002.

Additional Regulation

                Federal

                A 1992 order of the FERC, Order 636, requires that all companies with interstate natural gas pipelines separate natural gas supply and production services from interstate transportation service and underground storage services. The effect of the order was that natural gas distribution companies, such as NorthWestern and NorthWestern Energy LLC, and individual customers purchase natural gas directly from producers, third parties and various gas-marketing entities and transport it through interstate pipelines. We have established transportation rates on our distribution systems to allow customers to have supply choices. Our transportation tariffs have been designed to make us economically indifferent as to whether we sell and transport natural gas or merely deliver it for the customer.

                Our natural gas transportation pipelines are generally not subject to the jurisdiction of the FERC, although we are subject to state regulation. NorthWestern Energy LLC conducts limited interstate transportation subject to the FERC jurisdiction, but the FERC has allowed the MPSC to set the rates for this interstate service.

                Montana

                As a public utility, NorthWestern Energy LLC is subject to MPSC jurisdiction when it issues, assumes or guarantees securities, or when it creates liens on its properties. Rates for NorthWestern Energy LLC’s natural gas supply are set by the MPSC. The Montana Power Company used a system of annual cost tracking for approximately 20 years and consistently obtained rate increases that reflected cost increases. NorthWestern Energy LLC uses an annual gas tracking mechanism for the recovery of gas supply costs. NorthWestern Energy LLC prepares and files an annual natural gas cost tracking filing with the MPSC. The filing sets gas cost rates based on estimated gas loads and gas costs for the upcoming tracking period and adjusts for any differences in the previous tracking year’s estimates to actual information. The MPSC has utilized this process since 1979.

                In August 2000, The Montana Power Company filed a combined request for increased natural gas and electric rates with the MPSC. The Montana Power Company requested increased annual natural gas revenues of approximately $12 million, with a proposed interim annual increase of approximately $6 million. On November 28, 2000, the MPSC granted the former owner an interim natural gas rate increase of $5.3 million. On May 8, 2001, The Montana Power Company received a final order from the MPSC resulting in an annual delivery and gas storage service revenue increase of $4.3 million. Because the amount established in the final order was less than the interim order, The Montana Power Company began including a credit for the difference collected from November 2000 through May 2001, with interest, in its customers’ bills over a six-month period starting October 1, 2001.

                In January 2001, The Montana Power Company submitted to the MPSC an annual gas cost tracker requesting an increase of approximately $51 million. At that time, the former owner also submitted a compliance filing for a credit of approximately $32.5 million associated with a sharing of the proceeds from the sale of gathering and production properties previously included in the natural gas utility’s rate base. As a result, effective February 1, 2001, The Montana Power Company began collecting a net amount of $18.5 million in revenues over a one-year period. In September 2001, after all testimony addressing the amount of sharing had been filed with the MPSC, The Montana Power Company reached an agreement with intervening parties to increase the amount of the credit to $56.3 million. This $23.8 million increase, along with $4 million in interest from the date of sale, will be credited to customers’ bills over a one to two-year period beginning February 1, 2002. The amount of this customer credit was funded by The Montana Power Company through a purchase price adjustment at the closing of acquisition.

                On December 7, 2001, NorthWestern Energy LLC filed its annual gas cost tracker request with the MPSC for the tracking year beginning November 1, 2001.

                South Dakota and Nebraska

                We are subject to the South Dakota Public Utilities Commission with respect to rates, terms and conditions of service, accounting records and other aspects of our natural gas distribution and transmission operations in South Dakota. Under the South Dakota Public Utilities Act, a requested rate increase may be implemented 30 days after the date of its filing unless its effectiveness is suspended by the South Dakota Public Utilities Commission and, in such event, can be implemented subject to refund with interest six months after the date of filing, unless authorized sooner by the South Dakota Public Utilities Commission. A purchased natural gas adjustment provision in our natural gas rate schedules permits the adjustment of charges to customers to reflect increases or decreases in purchased gas, gas transportation and ad valorem taxes.

                Our retail natural gas tariffs, approved by the South Dakota Public Utilities Commission and filed with the municipalities we serve in Nebraska, include gas transportation rates for transportation through our distribution systems by customers and natural gas marketers from the interstate pipelines at which our systems take delivery to the end-user’s premises. Such transporting customers nominate the amount of natural gas to be  delivered daily and telemetric equipment installed for each customer monitors daily usage.

                The State of Nebraska has no centralized regulatory agency exercising jurisdiction over natural gas operations in that state; however, natural gas rates are subject to regulation by the municipalities in which gas utilities operate. Legislation has been discussed in Nebraska to transfer jurisdiction over natural gas rates and terms and conditions of service to the Nebraska Public Service Commission, but at this time it is uncertain whether such regulatory change will be introduced or implemented. Our retail natural gas tariffs, filed with the cities served, provide residential, general service and commercial and industrial options, as well as firm and interruptible transportation service. A purchased gas adjustment clause provides for adjustments based on changes in gas supply and interstate pipeline transportation costs.

Employees

                As of December 31, 2001, we had 367 team members employed in our energy division, formerly know as NorthWestern Public Service. System Council U-26 of the IBEW is the bargaining entity for 210 team members. As of December 31, 2001, NorthWestern Energy LLC had 1,344 team members employed in its regulated electric and gas utilities, approximately 442 of whom are covered by collective bargaining agreements. We consider our relations with team members to be good.

UNREGULATED BUSINESSES

COMMUNICATIONS, NETWORK SERVICES AND DATA SOLUTIONS

EXPANETS

                As of December 31, 2001, our investment in Expanets consisted of $313.6 million of 12% coupon nonconvertible preferred stock and $.5 million of Series B Common Stock that is convertible at our option into 40% of the originally issued common stock of Expanets.  We also loaned $51.4 million to Expanets for general operating purposes during 2001.  The loan bears interest at 17% per annum, and repayment is anticipated during 2002.

Products and Services

                Expanets is a leading provider of networked communications and data services and solutions to medium-sized businesses. Expanets is a leading independent distributor for Avaya’s wide range of products and software, including the PARTNER™ Advanced Communication System, the MERLIN MAGIX™ Integrated System, Guestworks Systems and DEFINITY™ solutions and messaging solutions. Expanets is also a leading reseller of NEC America, Inc., Cisco Systems, Inc., Siemens Enterprise Networks, LLC and IBM Corporation products. Expanets designs, procures, implements, maintains and monitors voice, video and data systems, which provide a wide range of communications tools for its customers. Expanets’ service offerings include voice networking, data networking, internet connectivity, messaging systems, advanced call processing applications, computer telephony, network management, carrier services and e-business services. NorthWestern Growth Corporation, one of our wholly owned subsidiaries, owns a majority of the voting common and preferred stock of Expanets.

                Expanets’ communications and data solutions help businesses integrate and deploy reliable and responsive communications and data networks customized to their needs in a cost-effective manner. Expanets’ target and market customers are mid-market businesses with five to 1,000 desktops at a single business location that are increasingly focusing on their core competencies and relying upon third parties who can supply a single point of contact for access to specialized technical skills and rapid implementation of communications and data networking solutions. Expanets served approximately 560,000 business customers through the efforts of more than 3,200 team members located in more than 150 operational centers in all 50 states during the year ended December 31, 2001.

Operating Developments

                During 2001, Expanets made significant changes in its executive and regional management structures consistent with the goal of streamlining its management and cost structure. Expanets continued to integrate its March 31, 2000, purchase of the United States segment of the GEM division of Lucent Technologies’ Enterprise Network Group during 2001. This process involved the integration of Lucent’s domestic small and mid-sized business customers and approximately 1,800 Lucent sales and sales support personnel into Expanets’ existing communications and data networking services and solutions business structure. Through the GEM transaction, Avaya, Inc. obtained a substantial equity interest in Expanets, became its primary vendor for products, maintenance and technical support services sold to Expanets’ customers, and supplied Expanets with billing and other support and a short-term line of credit, secured by Expanets’ inventory and receivables. Avaya is the spin-off of Lucent that continues Lucent’s enterprise network business. Expanets intends to sell future Avaya enterprise products developed and manufactured for the identified small and mid-sized business market, although Avaya is under no obligation to grant Expanets distribution rights to those products.

                Effective March 31, 2001, Expanets and Avaya completed a substantial restructuring of the GEM transaction. Significant aspects of the restructuring included a reconciliation of various financial and performance aspects of the original transaction, modifications to the Master Dealership Agreement under which Expanets purchases products from Avaya, clarification of the ownership of accounts receivable and customers, modification of a $15 million convertible note and a $35 million note held by Avaya to extend the payment deadlines to March 31, 2003 and March 31, 2005, respectively, and the creation of a $125 million secured equipment purchase financing facility between Expanets and Avaya related to purchases of Avaya’s products by Expanets, which was recently amended to extend the maturity to December 31, 2002, which required interim paydowns.

As part of the recent amendment, we agreed to purchase up to $50 million in selected inventory and receivables from Avaya in the event of a default by Expanets. Expanets believes that the restructuring has better positioned its relationship with Avaya to the advantage of both parties.

                Expanets’ revenues were adversely impacted during the year from factory interruptions at Avaya, which supplied approximately 80% of its communications products and services during 2001. In addition, Expanets had a $47.5 million EBITDA loss, before restructuring charges, during the year ended December 31, 2001, on revenues of approximately $1 billion as a result of overall weakness in the industry. Shipments of PBX systems, traditionally the core voice technology used by Expanets’ customers, were approximately 12% less than in 2000, and more than 20% less than the record year of 1999, according to a recent TEQ Consult Group White Paper. Expanets responded to these developments with personnel reductions that resulted in the elimination of approximately 1,200 positions, or 27% of Expanets’ work force by December 31, 2001.

                Throughout 2001, and as part of our overall corporate initiative, Expanets developed and implemented an “Operational Excellence” plan which is intended to combine “best practices” with scale efficiencies and cost reductions. As part of this plan, during 2001, Expanets developed and began implementation of the “Expert System,” which, using a combination of Oracle and Siebel software, gives it a central and common platform from which all aspects of its business can be operated and managed, including order entry, scheduling, forecasting, customer billing, trend analysis, compensation and margin calculation, product support, sales support and financial reporting. The design, construction and implementation of the “Expert System” resulted in approximately $21.4 million in expenses and approximately $58.7 million in capital costs during 2001 and entailed significant manpower and energy. Delays in implementation of the “Expert System” and less than full functionality of the “Expert System” following its initial use in late November 2001 caused further negative effects on Expanets’ 2001 fiscal year performance. While Expanets is addressing these issues, it expects that they will adversely affect its performance to some degree through the first two quarters of fiscal year 2002. Notwithstanding these challenges, Expanets believes that the “Expert System” will provide a strong platform to achieve its operating strategy.

                From the beginning to the end of 2001, through a combination of sales force reductions, office consolidations, reductions in general and administrative expenses and the implementation of the “Expert System,” Expanets lowered the amount of revenue needed from its communications operations to achieve positive EBITDA by approximately $40 million per month to approximately $75 million per month at the end of the year. Expanets anticipates further reductions in monthly expenses upon full implementation of the “Expert System.”

                Expanets believes that the adjustments to its cost structure and the additional service offerings described above will enable it to improve operations and execute its business plan in the current economic environment. However, there are a number of challenges Expanets must address during 2002. If Expanets is not able to resolve these issues effectively, its performance could be adversely affected. These challenges include:

•                  Expanets will need to complete the implementation and full functionality of the “Expert System” in the upcoming year in order to realize the contemplated cost savings and productivity enhancements. Further delays in this process could have a negative effect on its operations and cash flow.

•                  Expanets’ current $125 million equipment purchase financing facility with Avaya expires on December 31, 2002. In current market conditions Expanets can provide no assurance that the facility will be extended or replaced on favorable terms, which could have a negative effect on its performance.

•                  Expanets continues to see a soft market for the communications and IT product industry. Although Expanets has attempted to address the possibility of a prolonged recession in its “Operational Excellence” initiatives, a further weakening of the economy could adversely affect its performance.

•                  Expanets has a number of new products, technologies and solutions that it is marketing to customers. Expanets can provide no assurance that the market will accept these products, which could adversely affect its performance.

•                  Although Expanets believes that its relationship with Avaya as currently structured is positive for both companies and the Avaya products it sells are competitive in price and performance, a change in its relationship with Avaya or a change in Avaya’s competitive position could adversely affect its performance.

                Expanets is subject to a number of regulations, including, among others, filing tariffs for long distance telecommunication services, permitting and licensing requirements, municipal codes and zoning ordinances and laws and regulations relating to consumer protection, occupational health and safety and protection of the environment. Expanets believes it has all permits and licenses necessary to conduct its operations and is in substantial compliance with applicable regulatory requirements.

Employees

                Expanets had approximately 3,200 full-time team members as of December 31, 2001. Expanets considers relations with current team members to be good. Approximately 102 team members are covered by collective bargaining agreements.

HVAC, PLUMBING AND RELATED SERVICES

BLUE DOT

As of December 31, 2001, our investment in Blue Dot consisted of $329.4 million of 11% coupon nonconvertible preferred stock and $.5 million of Series B Common Stock that is convertible at our option into 40% of the originally issued common stock of Blue Dot.

Products and Services

                Blue Dot is a national provider of comprehensive repair, replacement and maintenance services and products for HVAC, plumbing and related systems in homes and light commercial businesses. Blue Dot has a nationwide network of air conditioning, heating and plumbing professionals who install and maintain indoor comfort systems. Blue Dot primarily operates in the residential and light commercial markets and serviced approximately 850,000 customers in 29 states during the year ended December 31, 2001. NorthWestern Growth Corporation owns a majority of the voting common and preferred stock of Blue Dot.

                Blue Dot’s primary service offerings can be grouped into the following two main categories:

•                  Repair, Replacement and Maintenance.  These services include preventive maintenance, such as periodic checkups, cleaning and filter change-outs, emergency repairs and the replacement of air conditioning, heating and plumbing systems in conjunction with the retrofitting or remodeling of a residence or commercial building, or as a result of an emergency repair request. Blue Dot focuses on the repair, replacement and management segment of the industry rather than the new construction segment because it believes that it offers higher margins, less cyclicality and seasonality and exposes Blue Dot to less credit and interest rate risk. Growth in this segment is driven by a number of factors, particularly the aging of the installed base; the increasing efficiency, sophistication and complexity of air conditioning and heating systems, which encourage upgrades; the upgrading of existing homes to central air conditioning; and the increasing restrictions on the use of refrigerants commonly used in older systems. Blue Dot also pursues maintenance agreements which it believes lead to better utilization of personnel, develop customer loyalty, provide the opportunity for cross-marketing of our other services and products, provide regular access to customers in the event major repairs or replacements are necessary and result in recurring revenues.

•                  New Construction.  Blue Dot’s team members work with home builders to estimate the equipment, materials and parts and direct and supervise the labor required for new residential installations. Blue Dot’s team members coordinate and supervise the installation in conjunction with the builder’s construction supervisors. Blue Dot’s team members coordinate the actual field work, including the ordering of equipment and materials, the fabrication or assembly of certain components, the delivery of materials and components to the job site and the scheduling of work crews with the necessary skills, inspection and quality control.

Operating Developments

                Since its inception, Blue Dot has expanded its HVAC, plumbing and related services and geographic territory through an aggressive strategy of acquiring local and regional service providers. By December 31, 2001, Blue Dot had acquired over 90 companies, including 14 companies in 2001 for a total combined purchase price of approximately $27.6 million. Blue Dot’s acquisition targets are experienced companies with strong management teams, an established reputation and a strong residential and light commercial repair, replacement and maintenance mix.

                As part of our overall corporate initiative, Blue Dot developed and implemented an “Operational Excellence” plan in its HVAC, plumbing and related services operations, which is intended to combine “best practices” with scale efficiencies and cost reductions. Blue Dot expects to achieve certain cost savings as a result of certain integrated or centralized functions provided to all platform companies. These functions include back office and management functions performed from a central office in Sioux Falls, South Dakota, common team member benefit plans and training, and a national Yellow Pages advertising initiative.

                Blue Dot’s operations are subject to seasonal variations in its different lines of service. Except in certain regions, the demand for new installations can be substantially lower during the winter months. Demand for HVAC services generally varies based on weather conditions with demand generally being higher during periods of extremely cold or hot weather and lower in the spring and fall months. Blue Dot expects its revenues and operating results to generally be lower in the first and fourth quarters of each year. Weather cycles, such as unseasonably mild winters or summers can also adversely impact revenues and operating results.

                Blue Dot is subject to a number of regulations, including permitting and licensing requirements, municipal codes and zoning ordinances, laws and regulations relating to consumer protection, occupational health and safety and protection of the environment. Blue Dot believes that it has all requisite permits and licenses to conduct its operations and is in substantial compliance with applicable regulatory requirements.

Competition

                The market for HVAC, plumbing and related services is highly competitive. The principal competitive factors in the residential and commercial repair, replacement and maintenance segment of the industry are timeliness, reliability and quality of services provided. Blue Dot’s principal methods of meeting competition are assurance of customer satisfaction, a history of providing quality service and name recognition within its markets. In order to be successful as a national provider of comprehensive services, Blue Dot must employ, train and retain highly motivated, professional service technicians. Blue Dot believes that it does so through training programs, compensation, health and savings benefit plans and career opportunities.

                Many of Blue Dot’s competitors are small, owner-operated companies that operate in a single market and provide a limited range of services. Many of these smaller competitors have lower overhead cost structures and may be able to provide their services at lower rates. Moreover, many homeowners have traditionally relied on individual persons or small repair service firms with whom they have long-established relationships for a variety of home repairs. In addition, there are a limited number of companies focused on providing comprehensive residential and/or commercial services, on a regional or national basis, in some of the same business lines Blue Dot provides. Because of the high degree of market fragmentation and lower capability of smaller firms to raise the capital necessary to expand their businesses, a number of firms have been consolidating smaller businesses. There also are a number of national retail chains that sell a variety of plumbing fixtures and equipment and air conditioning and heating equipment for residential use and offer, either directly or through various subcontractors, installation, warranty and repair services.

Employees

                Blue Dot had approximately 3,340 team members as of December 31, 2001. Blue Dot considers its relations with team members to be good. Approximately 77 of Blue Dot’s team members are represented by labor unions, but no Blue Dot team members are covered by collective bargaining agreements.

PROPANE

CORNERSTONE

                We control approximately 30% of the equity interests of CornerStone, which we operate through one of our subsidiaries, CornerStone Propane GP Inc., that serves as managing general partner. CornerStone is one of the nation’s largest publicly held retail propane distributors.

Recent Developments

                On January 18, 2002, CornerStone announced that the board of directors of its managing general partner had determined that it is in the best interests of CornerStone’s unitholders to consider strategic opportunities, including a possible sale or merger of CornerStone. We are the largest unitholder of CornerStone and own all of the stock of CornerStone’s managing general partner. We fully support CornerStone’s action as it is consistent with our strategic intent to continue to narrow the focus of our energy and communications businesses. A special committee of the board of directors of the managing general partner, composed of directors that are not officers of NorthWestern, has been formed to pursue strategic options. As a result, we are reevaluating the characterization and valuation of our investment in CornerStone and the resulting potential disposal of our investment in CornerStone in conjunction with our required adoption of Financial Accounting Standard 142, “Goodwill and Other Intangible Assets” and Financial Accounting Standard 144, “Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. It is likely that substantially all of our nearly $40 million net carrying value in CornerStone will be taken as a non-cash charge during the first quarter of 2002.

                As a result of its financial performance in the quarter ended December 31, 2001, CornerStone projected that it would not be in compliance with certain covenants under its $50 million working capital facility. We have guaranteed CornerStone’s obligations under its working capital credit agreement. CornerStone requested and received an amendment to the credit agreement relaxing certain financial maintenance covenants and eliminating the ability of CornerStone to distribute any quarterly distributions to common unitholders, including the third fiscal quarter of 2002, as long as the credit facility remains in place. The amended credit agreement expires on November 28, 2002. For additional information relating to CornerStone, see the current report on Form 8-K, filed by us with the SEC on January 22, 2002, and incorporated by reference herein.

Business Overview

                CornerStone is principally engaged in:

•                  the retail distribution of propane for residential, commercial, industrial, agricultural and other retail uses;

•                  the wholesale marketing and distribution to suppliers and other end users of propane, natural gas liquids and crude oil to the retail propane industry, the chemical and petrochemical industries and other commercial and agricultural markets;

•                  the repair and maintenance of propane heating systems and appliances; and

•                  the sale of propane-related supplies, appliances and other equipment.

                As of December 31, 2001, CornerStone served approximately 470,000 residential, commercial, industrial and agricultural customers in more than 30 states. Its operations are concentrated in the East Coast, South Central and West Coast regions of the United States.

        Based on fiscal 2001 retail propane gallons sold, the customer base consisted of 61% residential, 20% commercial and industrial and 19% agricultural and other customers.  Sales to residential customers have generally provided higher gross margins than other retail propane sales.  While commercial propane sales are generally less profitable than residential retail sales, CornerStone has traditionally relied on this customer base to provide a steady, non cyclical source of revenues.  No single customer accounted for more than 1% of total revenues.

        Through Coast Energy Group, CornerStone engages in the marketing and distribution of propane to independent dealers, major interstate marketers and the chemical and petrochemical industries in addition to procurement and distribution of propane for the retail segment. Coast Energy Group also participates in the marketing of other natural gas liquids, the processing and marketing of natural gas and the marketing of crude oil.  In January 2002, CornerStone announced that it was in the process of narrowing the focus of the Coast Energy Group unit to focus exclusively on Natural Gas Liquids in support of the CornerStone retail propane operations, wholesale distribution and logistics operations.  As assets are sold, CornerStone will likely take significant nonrecurring charges, mostly non-cash, related to the disposal of assets and exit of certain businesses.

        For the fiscal year ended June 30, 2001, CornerStone had retail propane sales of approximately 275 million gallons.  CornerStone’s propane supply is purchased from oil companies and natural gas processors at numerous supply points located in the United States and Canada.  During the year ended June 30, 2001, virtually all of its propane supply was purchased pursuant to agreements with terms of less than one year, but the percentage of contract purchases may vary from year to year.  Supply contracts generally provide for pricing based on market prices at the time of delivery, subject to maximum and minimum seasonal purchase guidelines.  In addition, purchases on the spot market are made from time to time to take advantage of favorable pricing.

        During the year ended June 30, 2001, Louis Dreyfus was CornerStone’s largest supplier, providing approximately 11% of CornerStone’s total propane supply for its retail operations (excluding propane obtained from CornerStone’s natural gas processing operations).  CornerStone believes that if supplies from Louis Dreyfus were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations.  Historically, supplies of propane from CornerStone’s sources historically have been readily available.  Although no assurance can be given that supplies of propane will be readily available in the future, we expect a sufficient supply to continue to be available.  CornerStone has not experienced a shortage that has prevented it from satisfying its customers’ needs, and we do not foresee any significant shortage in the supply of propane.

Because a substantial amount of propane is sold for heating purposes, the severity of winter and resulting residential and commercial heating usage have an important impact on CornerStone’s earnings.  Approximately two-thirds of CornerStone’s retail propane sales usually occur during the six-month heating season from October through March. Cash flows from operations are greatest from November through April as customers pay for propane purchased during the heating season.

Competition

        In addition to competing with alternative energy sources, CornerStone competes with other companies engaged in the retail propane distribution business.  Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service, multi-state propane marketers, thousands of smaller local independent marketers and a number of farm cooperatives.  Based on industry publications, the domestic retail market for propane is approximately 8.8 billion gallons annually, with the 10 largest retailers, including CornerStone, accounting for approximately 45% of the total retail sales of propane in the United States, and with no single marketer having a greater than 10% share of the total retail market.  Most of CornerStone’s customer service centers compete with five or more marketers or distributors.  Each customer service center operates in its own competitive environment, because retail marketers tend to locate in close proximity to customers.  CornerStone’s customer service centers generally have an effective marketing radius of approximately 25 to 50 miles, although in certain rural areas the marketing radius may be extended by a satellite storage location.

Employees

                As of December 31, 2001, CornerStone had approximately 2,000 full-time team members, and approximately 20 of its team members were represented by labor unions. CornerStone generally hires seasonal workers to meet peak winter demand. We believe that CornerStone’s relations with its team members and labor unions are satisfactory.

ENVIRONMENTAL

                Our utility, natural gas, propane and other business sectors are subject to extensive regulation imposed by federal, state and local government authorities in the ordinary course of day-to-day operations with regard to the environment, including air and water quality, solid waste disposal and other environmental considerations. The application of government requirements to protect the environment involves or may involve review, certification, issuance of permits or other similar actions or by government agencies or authorities, including but not limited to the United States Environmental Protection Agency, hereafter referred to as the EPA, the Bureau of Land Management, the Bureau of Reclamation, the South Dakota Department of Environment and Natural Resources, the North Dakota State Department of Health, the Iowa Department of Environmental Quality and the Montana Department of Environmental Quality, hereafter referred to as the MDEQ, as well as compliance with court decisions. See “Risk Factors - Our utility business is subject to extensive environmental regulations and potential environmental liabilities, which could result in significant costs and liabilities” of our Annual Report, filed as Exhibit 13 hereto.

                We did not incur any significant environmental expenditures in 2001 and do not expect to incur any significant environmental capital expenditures during 2002. However, we are committed to remaining in compliance with all state and federal environmental laws and regulations and must take reasonable precautions to prevent any incidents that would violate any of these rules. We regularly monitor operations to prevent adverse environmental impacts. When we become aware of an environmental issue, we investigate the situation to gain facts as to the nature and magnitude of environmental impact, the extent to which we may be held responsible for costs incurred, and the extent to which we may be held responsible for taking action at a site. We also collect information as necessary to reasonably estimate potential costs attributable to any environmental issue. We believe that we currently are in compliance with all presently applicable environmental protection requirements and regulations, however we are unable to forecast the effect of any change in law or regulation, or interpretation thereof, on the cost of future compliance for our utility-related facilities and other operations.

                The Clean Air Act Amendments of 1990, which prescribe limitations on sulfur dioxide and nitrogen oxide emissions from coal-fired power plants, required reductions in sulfur dioxide emissions at our Big Stone plant beginning in the year 2000. We currently satisfy this requirement through the purchase of sub-bituminous coal, which contains lower sulfur content. The plant is replacing a precipitator with an advanced hybrid particulate collector, at an approximate cost of $13.4 million. Roughly half of this cost will be paid for by the Department of Energy, and our project share of the remainder is approximately $1.2 million, payable over a four-

year period. In 2000, the wall-fired boiler at our Neal 4 plant and the cyclone boilers located at our Big Stone and Coyote plants became subject to nitrogen oxide emission limitations. To satisfy these limits, the Neal 4 and Big Stone facilities purchase and burn sub-bituminous coal from the Powder River Basin, and the Coyote facility purchases and burns lignite coal. Low nitrogen oxide burners have been identified as additional possible control technology; however, installation of such burners has not yet been required. The Clean Air Act also contains a requirement for future studies to determine what, if any, limitations and controls should be imposed on coal-fired boilers to control emissions of certain air toxics, including mercury. Because of the uncertain nature the air toxic emission limits and the potential for development of more stringent emission standards in general, we cannot reasonably determine the additional costs we may incur under the Clean Air Act.

                On December 28, 2000, BSP Otter Tail, the contract operator at Big Stone, received a Request for Information from the EPA, pursuant to Section 114 of the Clean Air Act. The request sought information related to Big Stone’s current and past operations, modifications and repairs. No action has been taken by the EPA since BSP Otter Tail filed a response. However, it is possible that the EPA could file an enforcement action against the facility as part of its New Source Review enforcement initiative against coal-fired power plants. We cannot be certain whether an action will be sought, and if sought, the effect of such an action on the cost of future compliance and operations.

                Blue Dot’s capital expenditures related to environmental matters during fiscal 2000 were not material. Certain Blue Dot operations are subject to Title VI of the Clean Air Act, which governs air emissions and imposes specific requirements on the use and handling of substances known or suspected to cause or contribute significantly to harmful effects on the stratospherical ozone layer, such as chlorofluorocarbons, or CFCs. Clean Air Act regulations require the certification of service technicians involved in the service or repair of systems, equipment and appliances containing these refrigerants and also regulate the containment and recycling of these refrigerants. These requirements have increased Blue Dot’s training expenses and expenditures for containment and recycling equipment, although such increase has not been material. The Clean Air Act is intended to ultimately eliminate the use of CFCs in the United States and to require alternative refrigerants be used in replacement HVAC systems. The implementation of Clean Air Act restrictions has increased and is expected to continue to increase the cost of using CFCs in the future. As a result, we expect to increase the number of conversions of existing HVAC systems that use CFCs to use alternative refrigerants. Blue Dot does not currently anticipate any material adverse effect on its business or consolidated financial position as a result of this or other future compliance matters under existing environmental laws and regulations that control the discharge of materials into the environment. Future events, however, such as changes in existing laws and regulations, or in the interpretation of such laws and regulations, to impose more vigorous enforcement policies or stricter or different interpretations of existing laws and regulations may require additional expenditures by Blue Dot which may be material.

                Both NorthWestern and The Montana Power Company have met or exceeded the removal and disposal requirements for all equipment containing polychlorinated biphenyls, or PCBs, as required by state and federal regulations. We will continue to use certain PCB-contaminated equipment for its remaining useful life and will, thereafter, dispose of the equipment according to pertinent regulations that govern the use and disposal of such equipment.

                The Comprehensive Environmental Response, Compensation, and Liability Act, hereafter known as CERCLA, and some of its state counterparts require that we remove or mitigate adverse environmental effects resulting from the disposal or release of certain substances at sites that we own or previously owned or operated, or at sites where these substances were disposed. However, we cannot quantify costs associated with current site remediation efforts or future remediation efforts because of the following uncertainties:

•                  We may not know all sites for which we are alleged or will be found to be responsible for remediation; and

•                  We cannot estimate with a reasonable degree of certainty the total costs of remediation at sites where we have been identified as responsible for remediation.

For sites where we currently are required to investigate and or clean-up contamination, we do not expect the unknown costs to have a material adverse effect on our consolidated operations, financial position or cash flows.

                A formerly operated manufactured gas plant in Aberdeen, S.D., has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System, or CERLIS, list as contaminated with creosote and coal tar. We are currently investigating and remediating the site pursuant to a work plan approved by the South Dakota Department of Environment and Natural Resources. We cannot estimate with a reasonable degree of certainty the total costs of remaining clean-up at the site, but we do not expect cleanup costs to be material.

                We also own a site in North Platte, Neb. on which a former manufactured gas facility was located and which is under investigation for alleged soil and groundwater contamination. At present, we cannot estimate with a reasonable degree of certainty the total costs of remaining clean-up at the site, but we do not expect cleanup costs to be material.

                The Montana Power Company was identified as a Potentially Responsible Party, hereafter referred to as a PRP, at the Silver Bow Creek/Butte Area Superfund Site. However, the company settled most of its liability in a Consent Decree approved by the United States District Court for the District of Montana and received contribution protection in the event other PRPs claim contribution for cleanup costs they expend. The Atlantic Richfield Company, hereinafter referred to as ARCO, continues to address contamination of the site. The Montana Power Company continued to operate on and transferred 30 acres of the property to NorthWestern Energy LLC. We cannot estimate with a reasonable degree of certainty whether additional clean-up will be required, but we do not expect any residual cleanup costs to be material, and any costs incurred will be limited by the indemnity provision described below.

                Toxic heavy metals in the silts resting in Milltown Reservoir, which sits behind Milltown Dam, caused the EPA to identify Milltown Reservoir on its Superfund National Priority List. ARCO has been named as the PRP with responsibility for completing the remedial investigation and feasibility studies and conducting site cleanup, under the EPA’s direction. The Montana Power Company was not identified as a PRP because of a special statutory exemption from liability for cleanup. By virtue of its acquisition of The Montana Power Company's utility business and the dam, NorthWestern Energy LLC succeeded to similar protection under this statutory exemption. ARCO has argued that The Montana Power Company should be considered a PRP and has threatened to challenge its exempt status. The EPA has taken no position.  ARCO, and The Montana Power Company, entered into a settlement agreement to limit The Montana Power Company and now NorthWestern Energy LLC’s potential liability, costs and ongoing operating expenditures, provided that EPA selects a remedy that leaves the dam and sediments in place in its final Record of Decision. The final Record of Decision is not expected to be issued until late 2002 or early 2003. Depending on the outcome of that decision, we may be required to defend our exempt position. See “Risk Factors - Our utility business is subject to extensive environmental regulations and potential environmental liabilities, which could result in significant costs and liabilities” in our Annual Report, filed as Exhibit 13 hereto.

                In 1985 and 1986, researchers found elevated levels of heavy metals in sediments in the reservoir behind the Thompson Falls Dam. The EPA declared the site a “No Further Action” site for purposes of CERCLA, but the MDEQ listed the reservoir as a Comprehensive Environmental Cleanup and Responsibility Act site, hereafter referred to as a CECRA site, Montana’s state equivalent of a CERCLA National Priority List site. The MDEQ identified the site as a “Low Priority Site,” however, because of the low probability of direct human contact and the lack of evidence of migration to groundwater supplies, and no action has been required. Given the low priority designation for this site, we believe that the risk of material remediation is low. As discussed below, The Montana Power Company retained pre-closing environmental liability relating to this CECRA listing when it sold the Thompson Falls Dam to PPL Montana. We cannot estimate with a reasonable degree of certainty the total costs, if any, of cleanup, and this liability at the site passed to NorthWestern Energy LLC, but we do not expect cleanup costs to be material. If any such costs are incurred, they will be limited by the indemnity provision described below.

                The Montana Power Company has voluntarily cleaned up two sites where it formerly operated manufactured gas plants and currently is investigating a third. The Helena site was placed into the MDEQ’s voluntary remediation program through which program cleanup is taking place. While the site continues to experience exceedances of groundwater contamination levels, NorthWestern Energy LLC believes that natural attenuation should address the problem. NorthWestern Energy LLC continues to periodically monitor the groundwater and report results to the MDEQ. The Montana Power Company has stated that it believes that remediation is complete at a second site located in Missoula, and it has requested closure from the State for that site. A third former manufactured gas plant formerly owned by The Montana Power Company, located in Butte, is currently under investigation. We cannot estimate with a reasonable degree of certainty whether cleanup will be necessary or the total costs of such cleanup. However, we do not expect any of the outstanding cleanup costs to be material. If any such costs are incurred, they will be limited by the indemnity provision described below.

                As described above, The Montana Power Company retained certain environmental liabilities in connection with its sale of assets to PPL Montana. Under the terms of our acquisition of NorthWestern Energy LLC, we assume the first $50 million of NorthWestern Energy LLC’s pre-closing environmental liabilities, including these retained environmental liabilities. Thereafter, The Montana Power Company agreed to assume any such costs that fall between $50 and $75 million, or the next $25 million in costs. NorthWestern Energy LLC and Touch America Holdings, as the successor to The Montana Power Company, agreed to equally split costs that fall between $75 and $150 million.

                Environmental laws and regulations require us to incur certain costs, which could be substantial, to operate existing facilities, construct and operate new facilities and mitigate or remove the effect of past operations on the environment. Governmental regulations establishing environmental protection standards are continually evolving, and, therefore, the character, scope, cost and availability of the measures we may be required to take to ensure compliance with evolving laws or regulations cannot be accurately predicted. However, we believe that we accrue an appropriate amount of costs and estimate reasonably foreseeable potential costs related to such environmental regulation and cleanup requirements. We do not expect these costs to have a material adverse effect on our consolidated financial position, ongoing operations, or cash flows.

INTELLECTUAL PROPERTY

                NorthWestern and each of its partner entities utilize a variety of registered and unregistered trademarks and servicemarks for their respective products and services.  Common law and state unfair competition laws govern unregistered marks. We regard our trademarks and servicemarks and other proprietary rights as valuable assets and believe that they are associated with a high level of quality and have significant value in the marketing of our products.  Our policy is to vigorously protect our intellectual property and oppose any infringement of our trademarks and servicemarks.  NorthWestern’s success is also dependent in part on our trade secrets and information technology, some of which is proprietary to NorthWestern, and other intellectual property rights.  We rely on a combination of nondisclosure and other contractual arrangements, technical measures, and trade secret and trademark laws to protect our proprietary rights.  Where appropriate, we enter into confidentiality agreements with our team members and attempt to limit access to and distribution of proprietary information.

Item 2.            Properties

                NorthWestern’s executive offices are located at 125 S. Dakota Avenue, Sioux Falls, South Dakota 57104, where we lease approximately 24,000 square feet of office space, pursuant to a long-term lease.  In February 2001, we executed a two-year lease for approximately 15,000 square feet of office space at a building located at 4930 Western Avenue, Sioux Falls, South Dakota 57109.  This lease contains a series of options to extend the term for up to eight years.

                NorthWestern Energy LLC’s executive offices are located at 40 East Broadway Street, Butte, Montana 59701, in a building owned by NorthWestern Energy LLC.  NorthWestern Energy LLC leases other offices throughout the state of Montana, including a 20,000 square foot facility in Missoula, Montana, where we provide call center customer support services and conduct customer billing and other functions.  At December 31, 2001, we owned and operated approximately 7,000 miles of electric transmission lines and approximately 16,800 miles of electric distribution lines.  Our electric transmission system extends through the western two-thirds of Montana.  At December 31, 2001, we owned and operated over 2,000 miles of natural gas transmission lines and approximately 3,300 miles of natural gas distribution mains.  We serve our natural gas customers from our transportation system, which extends through the western two-thirds of Montana.  We also own three natural gas storage fields that enable us to store natural gas in excess of system load requirements during the summer for delivery during winter periods of peak demand, enhancing overall system reliability. NorthWestern Energy LLC’s Colstrip Unit 4 Lease Management Division leases a 30% share of Colstrip Unit 4, an 805 megawatts coal-fired power plant located in southeastern Montana.  We sell our leased share of the Colstrip Unit 4 generation output to Duke Energy Trading and Marketing and to Puget Sound Energy under agreements expiring December 20, 2010.

                NPS’ principal corporate office is owned and located at 600 Market Street W., Huron, South Dakota 57350.  Substantially all of NPS’ facilities are owned.  NPS co-owns three coal-fired generating plants and nine diesel and combustion turbine plants, fueled by natural gas and/or fuel oil.  Its base-load plant interests are 23.4% of Big Stone, a 440-mw sub-bituminous fueled plant in northeastern South Dakota, an 8.7% share of Neal, a 630-mw sub-bituminous fueled plant near Sioux City, Iowa, and 10% of Coyote, a 425-mw plant in central North Dakota.  It also has 120 electric substations and more than 3,000 pole miles of electric lines.  It has five propane-air gas peaking units with a daily capacity of 17,853 mcf and has with 1,906 miles of distribution gas mains.

                Expanets’ executive offices are located at 9780 Mt. Pyramid Court, Englewood, Colorado 80112, where Expanets leases office space. February 2002, we executed a seven-year lease for approximately 36,000 square feet of office space at a building located at 12300 E. Arapahoe Road, Englewood, Colorado.  The commencement date of this lease is scheduled for July 1, 2002.  We will locate our information technology and intellectual property groups at this new location.  Substantially all of Expanets’ facilities are leased.  Other principal properties include our vehicle fleet, which consists of owned and leased vehicles, and our inventory and equipment.

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

                CornerStone’s principal executive offices are located at 432 Westridge Drive, Watsonville, California 95076. These offices are leased through 2007. The accounting and the day-to-day operations are centralized at a facility located at 1700 S. Jefferson, Lebanon, Missouri 65536.  These offices are leased through 2006.  CEG’s principal office is located at 1600 Highway 6, Sugar Land, Texas 77478 in space leased through 2008.

CornerStone leases retail service centers and administrative office space under noncancellable operating leases expiring at various times through 2008. In addition, CornerStone owns and operates a fleet of over-the-road tractors, transport trailers, bobtail trucks and delivery and service vehicles to deliver propane and customer tanks to its customers; owns approximately 450,000 propane storage tanks that are leased, rented or loaned to customers; and operates bulk storage facilities with total propane storage capacity of approximately 53 million gallons, of which 3 million gallons are owned and 50 million gallons are leased.

.

Item 3.            Legal Proceedings

                We and our partner entities are parties to various pending proceedings and lawsuits, but in the judgment of our management, the nature of such proceedings and suits and the amounts involved do not depart from the routine litigation and proceedings incident to the kinds of business we conduct, and management believes that such proceedings will not result in any material adverse impact on us.

Item 4.            Submission of Matters to a Vote of Security-Holders

                No matters were submitted to a vote of our security holders during the quarter ended December 31, 2001.

The executive officers of the Company are as follows (ages as of March 20, 2002):

Merle D. Lewis, Chairman and Chief Executive Officer, age 54

Chairman since May 1, 1997; Chief Executive Officer since February 1994; formerly President (1994-1998) and Executive Vice President (1992-93).  Mr. Lewis also serves as Chairman of NorthWestern Growth Corporation, CornerStone Propane GP, Inc., Blue Dot Services Inc. and Expanets, Inc.

Richard R. Hylland, President and Chief Operating Officer, age 41

President and Chief Operating Officer since May 1998; formerly Executive Vice President (1995-1998), Vice President-Strategic Development (1995), Vice President Corporate Development (1993-1995), Vice President-Finance (1991-1995) and Treasurer (1990-1994).  Mr. Hylland also serves as Vice Chairman of NorthWestern Growth Corporation since January 1998; formerly Chief Executive Officer from January 1998-May 1998; President and Chief Operating Officer September 1994-January 1998.  Mr. Hylland is also Vice Chairman of NorthWestern Services Group, Inc., Blue Dot Services Inc., CornerStone Propane GP, Inc., and Expanets, Inc., and a member of the board of directors of MDC Corporation and LodgeNet Entertainment Corporation (NASD:LNET).

Daniel K. Newell, Senior Vice President, age 45

Senior Vice President since February 2001; formerly Senior Vice President-Finance (1999–February 2001), Chief Financial Officer (1996–February 2001), Vice President-Finance (1995-1999). Mr. Newell also serves as

President and Chief Executive Officer of Blue Dot Services Inc. (since 2001) and as Managing Director and Chief Executive Officer of NorthWestern Growth Corporation since May 1998; formerly President (1998), Executive Vice President (1995-1998). Mr. Newell also is a member of the board of directors of NorthWestern Growth Corporation, NorthWestern Services Group, Inc., CornerStone Propane Partners, Blue Dot Services Inc, and Expanets, Inc. and is a Vice President of Expanets, Inc.  Prior to joining the Company, Mr. Newell served as CFO, Vice President-Finance and Treasurer with Energy Fuels Corporation.

Eric R. Jacobsen, Senior Vice President—General Counsel and Chief Legal Officer, age 45

Senior Vice President since February 2002; General Counsel and Chief Legal Officer since February 1999; formerly Vice President (1999-2002); Mr. Jacobsen also serves as Chief Operating Officer of NorthWestern Growth Corporation (since 2001); formerly Principal and General Counsel of NorthWestern Growth Corporation (1998-2001).  Mr. Jacobsen also is a member of the board of directors of NorthWestern Growth Corporation and NorthWestern Services Group, Inc.  Prior to joining the Company, Mr. Jacobson was Vice President—General Counsel and Secretary of LodgeNet Entertainment Corporation in Sioux Falls, S.D. (1995-1998).  Previously Mr. Jacobson was a partner (1988-1995) with the law firm Manatt, Phelps & Phillips in Los Angeles, Calif.

Michael J. Hanson, President and Chief Executive Officer, NorthWestern Public Service division, age 43

President and Chief Executive Officer of NorthWestern Energy (comprised of NorthWestern Public Service and the recently acquired utility assets of The Montana Power Company) since February 2002; President and Chief Executive Officer of NorthWestern Public Service division (June 1998-February 2002).  Mr. Hanson also serves as President and Chief Executive Officer and as a member of the Board of Directors of NorthWestern Services Group, Inc.  Prior to joining the Company, Mr. Hanson was General Manager & Chief Executive of Northern States Power Company South Dakota and North Dakota in Sioux Falls, S.D. (1994-1998).

Kipp D. Orme, Vice President and Chief Financial Officer, age 43

Vice President and Chief Financial Officer since February 2001; formerly Vice President-Finance (2000-2002); Mr. Orme also serves as Vice President and Chief Financial Officer of NorthWestern Growth Corporation (since May 1999).  Mr. Orme also is a member of the board of directors of Blue Dot Services Inc.  Prior to joining the Company, Mr. Orme was Vice President - Rental Business Finance of Thorn Americas, Inc. in Wichita, Kan. (1997-1998), Chief Financial Officer of Thorn Asia-Pacific in Sydney, Australia 1994-1997) and Director-Corporate Planning and Analysis of Thorn Americas, Inc. (1992-1994).

John R. Van Camp, Vice President-Human Resources, age 39

Vice President-Human Resources since October 1999.  Mr. Van Camp also is a member of the board of directors of NorthWestern Growth Corporation.  Prior to joining the Company, Mr. Van Camp was Human Resources Manager of GE Medical Systems in Milwaukee, Wis. (1997-1999), Human Resources Manager of GE Industrial Systems (1995-1997), Human Resources Manager of United Technologies Pratt & Whitney (1993-1995) and Manager-Industrial Relations of United Technologies Corporation (1992-1993).

Walter A. (Trey) Bradley, III, Vice President and Chief Information Officer, age 43

Vice President and Chief Information Officer since April 1998. Mr. Bradley serves as a member of the board of directors of NorthWestern Growth Corporation.  Prior to joining the Company, Mr. Bradley was Senior Vice President—Chief Information Officer of Mary Kay, Inc. in Dallas Texas (1994-1998).

Paul H. Wyche, Jr., Vice President—Communications and Chief Communications Officer, age 55

Vice President-Communications and Chief Communications Officer since September 2000.  Mr. Wyche also is a member of the board of directors of NorthWestern Services Group, Inc. Prior to joining the Company, Mr. Wyche was Vice President, Global Communications and Community Affairs of Whirlpool Corporation (1998-2000).  Previously Mr. Wyche was Vice President, Corporate Public Affairs and Government Relations with Safety-Kleen Corporation (1991-1998).

All of the above executive officers of the registrant serve at the discretion of the Company’s Board of Directors and are elected annually by the Board.  No family relationships exist between any officers of the Company.

Part II

Item 5.            Market For Common Equity and Related Stockholder Matters

The Company’s common stock, which is traded under the ticker symbol NOR, is listed on the New York Stock Exchange. The following are the high and low sale prices for the common stock for each full quarterly period in the two most recent years and the dividends paid per share during each period:

QUARTERLY COMMON STOCK DATA
			Cash
	Prices		Dividends
	High	Low	Paid
2001
First Quarter	$25.65	$21.63	$.2975
Second Quarter	$26.75	$21.75	$.2975
Third Quarter	$23.10	$20.90	$.2975
Fourth Quarter	$22.35	$18.25	$.3175

2000
First Quarter	$23.25	$20.63	$.2775
Second Quarter	23.94	21.00	$.2775
Third Quarter	23.94	19.13	$.2775
Fourth Quarter	23.75	19.31	$.2975

On March 20, 2002, the last reported sale price on the New York Stock Exchange for our common stock was $22.60.

Holders

As of March 20, 2002 there were 10,322 holders of record of 27,396,762 outstanding shares of our common stock.  Additionally, on such date options to acquire 1,884,492 shares of our common stock were outstanding.

Item 6.            Selected Financial Data

The information required by this Item 6 is incorporated by reference to “Five-Year Financial Summary” of the financial section of our 2001 Annual Report to Shareholders, filed as Exhibit 13 hereto.

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item 7 is incorporated by reference to “Management’s Discussion and Analysis” of our 2001 Annual Report to Shareholders, filed as Exhibit 13 hereto.

Item 7A.         Quantitative and Qualitative Disclosure about Market Risk

We have market risk from our variable interest rate debt instruments and commodity price risk in our cost of producing and distributing electricity and distributing natural gas and propane.  We may selectively use financial instruments to manage these risks.  We do not enter into financial instruments for speculative or trading purposes.  Additional information regarding our risks is included in note 1, Significant Accounting Policies, Derivative Financial Instruments of “Notes to Consolidated Financial Statements”, of our Annual Report, filed as Exhibit 13 hereto and “Risk Factors — Changes in commodity prices may increase our costs of producing and distributing electricity and distributing natural gas and propane or decrease the amount we receive from selling electricity, natural gas and propane, adversely affecting our financial performance and condition” in our “Management’s Discussion and Analysis” of our 2001 Annual Report filed as Exhibit 13 hereto.

Item 8.            Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference to the Company’s financial statements and related footnotes in our 2001 Annual Report to Shareholders, filed as Exhibit 13 hereto.

Item 9.                                   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                There have been no changes in accountants or disagreements on accounting principles or practices or financial statement disclosures.

Part III

Item 10.         Directors, Executive Officers, Promoters and Control Persons

Identification of Directors. The information regarding directors required by this Item 10 is incorporated by reference to the information under “Election of Directors” and “Executive Officers” in our definitive Proxy Statement, dated April 1, 2002, filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Reports to the Securities and Exchange Commission. The information required by Item 405 of Regulation S-K is incorporated by reference to the information under "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement, dated April 1, 2002, filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11.         Executive Compensation

The information required by this Item 11 is incorporated by reference to the information under "Compensation of Directors and Executive Officers", "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" in our definitive Proxy Statement, dated April 1, 2002, filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated by reference to the information under “Securities Ownership by Directors and Officers” in the Company’s definitive Proxy Statement, dated April 1, 2002, filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference to the information under "Certain Relationships and Related Transactions" and in the notes to the "Summary Compensation Table" in our definitive Proxy Statement, dated April 1, 2002, filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Part IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K

(a)                                  The following documents are filed as exhibits to this report:

                (1)           Financial Statements

The following items are included in this annual report by reference to the registrant’s Annual Report to Shareholders for the year ended December 31, 2001:

FINANCIAL STATEMENTS:

Report of Independent Public Accountants

Consolidated Statements of Income for the Three Years Ended December 31, 2001

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2001

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statement of Shareholders’ Equity for the Three Years Ended December 31, 2001

Notes to Consolidated Financial Statements

Quarterly Unaudited Financial Data for the Two Years Ended December 31, 2001

(2)           Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts

(3)           The Exhibits filed as part of this report are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

(b)           Reports on Form 8-K

We filed a Current Report on Form 8-K with the SEC on December 21, 2001, to cause the underwriting agreement that we and NorthWestern Capital Financing II entered into on December 18, 2001, with respect to the sale of an aggregate of 4,000,000 of NorthWestern Capital Financing II’s 8-1/4% Trust Preferred Securities, with an overallotment option of up to an aggregate of 600,000 additional Trust Preferred Securities of NorthWestern Capital Financing II, together with the consent of our independent accountants as to certain matters and the opinions and consents of our attorneys to be incorporated by reference into the registration statement on Form S-3 under Rule 429(b) under the Securities Act of 1933, as amended, which registration statement was declared effective on July 27, 1999 (File No. 333-82707).

We filed a Current Report on Form 8-K/A with the SEC on December 18, 2001, to amend the  Current Report on Form 8-K filed with the SEC on December 12, 2001 to provide updated pro forma financial statements in Item 7(b), to provide an updated consent of experts relating to the financial statements and to provide updated Statements of Eligibility under the Trust Indenture Act of 1939 on Forms T-1.

We filed a Current Report on Form 8-K/A with the SEC on December 13, 2001, to include certain material agreements and to file a consent of experts relating to the financial statements as additional exhibits to the Current Report on Form 8-K filed with the SEC on December 12, 2001.

We filed a Current Report on Form 8-K with the SEC on December 12, 2001, to disclose under Item 5 of the Report (1) that our agreement to acquire the utility business of The Montana Power Company received approval of the Federal Energy Regulatory Commission and Hart-Scott-Rodino clearance as well as supermajority approval by The Montana Power Company’s shareholders, (2) that we obtained a commitment for a $1.0 billion credit facility, with a term of 364 days following the closing date of the acquisition, to finance the transaction and refinance our existing credit facility and (3) that we filed a Rule 424(b) prospectus supplement under our previously filed Registration Statements File Nos. 333-58491 and 333-82707 with respect to the issue and sale by the NorthWestern Capital Financing II, a Delaware statutory business trust of $200 million aggregate amount of trust preferred securities.  The Form 8-K also contained certain audited financial statements of The Montana Power Company Utility and certain unaudited pro forma financial statements related thereto.

We filed a Current Report on Form 8-K with the SEC on October 12, 2001, to disclose under Item 5 of the Report that on October 10, 2001, we agreed to sell up to 3,680,000 shares of our common stock in an underwritten public offering.

Report of the Independent Public Accountants

To the Shareholders and Board of Directors of NorthWestern Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of NorthWestern Corporation incorporated by reference in this Form 10-K and have issued our report thereon dated February 1, 2002, except for Note 18 as to which the date is February 15, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of valuation and qualifying accounts is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

Arthur Andersen LLP
Minneapolis, Minnesota
February 1, 2002

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
NORTHWESTERN CORPORATION AND SUBSIDIARIES

		Column C
Column A Description	Column B Balance Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Column D Deductions (2)	Column E balance End of Period
FOR THE YEAR ENDED DECEMBER 31, 2001 (in thousands)
RESERVES DEDUCTED FROM APPLICABLE ASSETS
Uncollectible accounts	$11,182	$15,031	$745(3)	$(13,923)	$13,035

OTHER DEFERRED CREDITS
Reserve for decommission costs	$10,349	$519	$—	$—	$10,868

Reorganization/restructuring liabilities of acquired businesses	$7,580	$—	$2,043	$(6,572)	$3,051
Restructuring liability for Operational Excellence restructuring	$—	$24,916	$—	$(5,577)	$19,339

FOR THE YEAR ENDED DECEMBER 31, 2000 (in thousands)
RESERVES DEDUCTED FROM APPLICABLE ASSETS
Uncollectible accounts	$7,295	$8,586	$1,788	$(6,487)	$11,182

OTHER DEFERRED CREDITS
Reserve for decommission costs	$9,877	$472	$—	$—	$10,349

Reorganization/restructuring liabilities of acquired businesses	$11,774	$—	$1,129	$(5,323)	$7,580

FOR THE YEAR ENDED DECEMBER 31, 1999 (in thousands)

RESERVES DEDUCTED FROM APPLICABLE ASSETS Uncollectible accounts	$6,062	$3,895	$864	$(3,526)	$7,295

OTHER DEFERRED CREDITS
Reserve for decommission costs	$9,326	$551	$—	$—	$9,877
Reorganization/restructuring liabilities of acquired businesses	$27,812	$—	$2,873	$(18,911)	$11,774

(1)           Recorded via allocation of purchase price to fair value of assets and liabilities of acquired businesses.

(2)           Utilization of previously recorded balances.

(3)           Reserve for purchased receivables.

Part V

Item 1.    Index to Exhibits

Exhibit Number	Description of Document
(3) ARTICLES OF INCORPORATION AND BY-LAWS
3(a)	Registrant’s Restated Certificate of Incorporation, dated November 1, 2000, is incorporated by reference to Exhibit (3)(a) of Form 10-K for the year ended December 31, 2000, Commission File No. 0-692.

3(b)	Registrant’s By-Laws, as amended, dated February 7, 2001, is incorporated by reference to Exhibit (3)(b) of Form 10-K for the year ended December 31, 2000, Commission File No. 0-692.

(4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4(a)(1)

General Mortgage Indenture and Deed of Trust, dated as of August 1, 1993, from NorthWestern to The Chase Manhattan Bank (National Association), as Trustee, is incorporated by reference to Exhibit 4(a) of Form 8-K, dated August 16, 1993, Commission File No. 0-692.

4(a)(2)

Supplemental Indenture, dated August 15, 1993, from NorthWestern to The Chase Manhattan Bank (National Association), as Trustee, is incorporated by reference to Exhibit 4(b) of Form 8-K, dated August 16, 1993, Commission File No. 0-692.

4(a)(3)

Supplemental Indenture, dated August 1, 1995, from NorthWestern to The Chase Manhattan Bank (National Association), as Trustee, is incorporated by reference to Exhibit 4(b) of Form 8-K, dated August 30, 1995, Commission File No. 0-692.

4(a)(4)

Supplemental Indenture, dated September 1, 1995, from NorthWestern to The Chase Manhattan Bank (National Association), as Trustee, concerning the New Mortgage Bonds, 6.99% Series due 2002, is incorporated by reference to Exhibit (4)(a)(5) of Form 10-K for the year ended December 31, 1995, Commission File No. 0-692.

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

4(b)(4)

Subordinated Debt Securities Indenture, dated August 1, 1995, between NorthWestern and The Chase Manhattan Bank (National Association), as Trustee, is incorporated by reference to Exhibit 4(f) of Form 8-K, dated August 30, 1995, Commission File No. 0-692.

4(b)(5)

First Supplemental Indenture, dated August 1, 1995, to the Subordinated Debt Securities Indenture is incorporated by reference to Exhibit 4(g) of Form 8-K, dated August 30, 1995, Commission File No. 0-692.

4(c)(1)

Sale Agreement between NorthWestern and Mercer County, North Dakota, dated June 1, 1993, related to issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993, is incorporated by reference to Exhibit 4(b)(1) of Registrant’s report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 0-692.

4(c)(2)

Loan Agreement between NorthWestern and Grant County, South Dakota, dated June 1, 1993, related to issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993A, is incorporated by reference to Exhibit 4(b)(2) of Registrant’s report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 0-692.

4(c)(3)

Loan Agreement between NorthWestern and Grant County, South Dakota, dated June 1, 1993, related to issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993B, is incorporated by reference to Exhibit 4(b)(3) of Registrant’s report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 0-692.

4(c)(4)

Loan Agreement between NorthWestern and City of Salix, Iowa, dated June 1, 1993, related to issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project Series 1993, is incorporated by reference to Exhibit 4(b(4 of Registrant’s report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 0-692.)

4(c)(5)

Rights Agreement, dated as of December 11, 1996, between NorthWestern and Norwest Bank Minnesota, N.A. as Rights Agent, is incorporated by reference to Exhibit 4(c(5 of Registrant’s report on Form 10-K for the year ending December 31, 1999, Commission File No. 0-692.)

4(c)(6)	First Amendment to Rights Agreement, dated August 21, 2000, between the Company and Wells Fargo Bank Minnesota, N.A., (formerly Norwest Bank Minnesota, N.A. as Rights Agent.)

4(d)

Credit Agreement, dated as of June 10, 1999, among NorthWestern, several lenders and Canadian Imperial Bank of Commerce as Agent, is incorporated by reference to Exhibit 4(d of Registrant’s report on Form 10-K for the year ending December 31, 1999, Commission File No. 0-692.)

4(e)(1)

Registration Statement on Form S-3 (registration No. 333-58491 of NorthWestern Capital Financing III, Northwestern Capital Financing I, NorthWestern Capital Financing II and NorthWestern related to the 8.10% Trust Preferred Securities, liquidation amount of $25 per security of NorthWestern Capital Financing III.)

4(e)(2)

Registration Statement on Form S-3 (Registration No. 333-82707 of NorthWestern Capital Financing III, NorthWestern Capital Financing II, NorthWestern Capital Financing IV and NorthWestern and the Prospectus that forms a part of such Registration Statement, as filed with the commission on July 12, 1999, as supplemented.)

4(e)(3)

Restated Certificate of Trust of NorthWestern Capital Financing III, dated as of June 30, 1998, is incorporated herein by reference to Exhibit 4(b(13 to the Registration Statement on Form S-3 (Registration No. 333-58491.)

4(e)(4)

Amended and Restated Declaration of Trust of the Trust, dated as of January 31, 2002 together with the Form of Trust Preferred Security Certificate, is incorporated by reference to Exhibit (4.4 of Form 8-A, dated February 1, 2002, Commission File No. 0-692.)

4(e)(5)

Subordinated Debt Securities Indenture, dated as of August 1, 1995, between NorthWestern and The Cash Manhattan Bank (National Association, as trustee (the “Trustee” is incorporated by reference to Exhibit (4.5 of Form 8-A, dated February 1, 2002, Commission File No. 0-692.)

4(e)(6)

Fourth Supplemental Indenture, dated as of January 31, 2002, between NorthWestern and the Trustee, is incorporated by reference to Exhibit (4.6 of Form 8-A, dated February 1, 2002, Commission File No. 0-692.)

4(e)(7)

Preferred Securities Guarantee Agreement, dated as of January 31, 2002, between NorthWestern and Wilmington Trust Company for the benefit of the holders of the Trust Preferred Securities, is incorporated by Reference to Exhibit (4.7 of Form 8-A dated February 1, 2002, Commission File No. 0-692.)

4(f)(1)***

Purchase Agreement dated March 8, 2002 among NorthWestern, Credit Suisse First Boston Corporation, Barclays Capital Inc. and Morgan Stanley & Co. Incorporated as representatives of the several initial purchasers named in Schedule A to the Purchase Agreement related to the purchase and sale of $250,000,000 aggregate principal amount of NorthWestern’s 7 7/8% Notes due March 15, 2007 and $470,000,000 aggregate principal amount of NorthWestern’s 8 3/4% Notes due March 15, 2012.

4(f)(2)***

Registration Rights Agreement dated March 13, 2002 among NorthWestern, credit Suisse First Boston Corporation, Barclays Capital Inc. and Morgan Stanley & Co. Incorporated as representatives of the several initial purchasers named in Schedule A to the Purchase Agreement dated March 8, 2002

4(f)(3)***

Second Supplemental Indenture dated as of March 13, 2002 between NorthWestern and JPMorgan Chase Bank, as successor to The Chase Manhattan Bank, as trustee under the Indenture, dated as of November 1, 1998, between NorthWestern and the trustee, as previously supplemented by a first supplemental indenture, dated as of November 1, 1998, between NorthWestern and the trustee.

(10)	MATERIAL CONTRACTS
.
10(a)(1) *

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

10(a)(4)*	NorthWestern Executive Performance Plan, effective May 2, 2000, is incorporated by reference to Exhibit (10)(a)(5) of Form 10-K for the year ended December 31, 2000, Commission File No. 0-692.

10(a)(5) *

NorthWestern Stock Option and Incentive Plan, as amended January 16, 2001, is incorporated by reference to Exhibit (10)(a)(6) of Form 10-K for the year ended December 31, 2000, Commission File No. 0-692.

10(a)(6) *

Deferred Compensation Plan for Non-employee Directors adopted November 6, 1985, is incorporated by reference to Exhibit 10(g)(2) of Form 10-K for the year ended December 31, 1988, Commission File No. 0-692.

10(a)(7)***	Supplemental Variable Investment Plan, as amended and restated January 1, 2000.

10(a)(8)**

Unit Purchase Agreement dated as of September 29, 2000 by and between NorthWestern Corporation, Touch America Holdings, Inc. and the Montana Power Company with respect to all outstanding membership interests in The Montana Power LLC, is incorporated by reference to Exhibit (10)(a)(1) of Form 8-K, dated August 21, 2001, Commission File No. 0-692.

10(a)(9)**	Amendment No. 1 to the Unit Purchase Agreement dated June 21, 2001, is incorporated by reference to Exhibit (10)(a)(2) of Form 8-K, dated August 21, 2001, Commission File No. 0-692.

10(a)(10)*

Comprehensive Employment Agreement and Investment Program for Merle D. Lewis, dated as of June 1, 2000), is incorporated by reference to Exhibit (10.1) of Form 8-K/A, dated December 14, 2001, Commission File No. 0-692.

10(a)(11)*

Comprehensive Employment Agreement and Equity Plan Participation Program for Richard R. Hylland, dated as of March 1, 2001 is incorporated by reference to Exhibit (10.2) of Form 8-K/A, dated December 14, 2001, Commission File No. 0-692.

10(a)(12)*

Comprehensive Employment Agreement and Equity Plan Participation Program for Daniel K. Newell, dated as of March 1, 2001 is incorporated by reference to Exhibit (10.3) of Form 8-K/A, dated December 14, 2001, Commission File No. 0-692.

10(a)(13)*

Comprehensive Employment Agreement and Equity Plan Participation Program for Michael J. Hanson, dated as of March 1, 2001 is incorporated by reference to Exhibit (10.4) of Form 8-K/A, dated December 14, 2001, Commission File No. 0-692.

10(a)(14)*

Comprehensive Employment Agreement and Equity Plan Participation Program for Walter A. Bradley, III, dated as of March 1, 2001 is incorporated by reference to Exhibit (10.5) of Form 8-K/A, dated December 14, 2001, Commission File No. 0-692.

10(a)(15)*

Comprehensive Employment Agreement and Equity Plan Participation Program for Kipp D. Orme, dated as of March 1, 2001 is incorporated by reference to Exhibit (10.6) of Form 8-K/A, dated December 14, 2001, Commission File No. 0-692.

10(a)(16)*

Comprehensive Employment Agreement and Equity Plan Participation Program for Eric R. Jacobsen, dated as of March 1, 2001 is incorporated by reference to Exhibit (10.7) of Form 8-K/A, dated December 14, 2001, Commission File No. 0-692.

10(a)(17)*

Supplemental Income Security Plan for Directors, Officers and Managers, as amended and restated effective July 1, 1999 is incorporated by reference to Exhibit (10.8) of Form 8-K/A, dated December 14, 2001, Commission File No. 0-692.

10(a)(18)*

Form of "Tier 1" Termination Benefits Upon Change in Control Agreement, is incorporated by reference to Exhibit 10(a) of Form 10-Q, dated March 31, 2001, filed by The Montana Power Company, Commission File No. 1-4566.

10(a)(19)*

Form of "Tier 2" Termination Benefits Upon Change in Control Agreement, is incorporated by reference to Exhibit 10(b) of Form 10-Q, dated March 31, 2002, filed by The Montana Power Company, Commission File No. 1-4566.

10(a)(20)*

Form of "Tier 3" Termination Benefits Upon Change in Control Agreement, is incorporated by reference to Exhibit 10(c) of Form 10-Q, dated March 31, 2001, filed by The Montana Power Company, Commission File No. 1-4566.

10(b)(1)***

Credit Agreement, dated as of January 14, 2002, among the Company, Credit Suisse First Boston, ABN AMRO Bank N.V., CIBC Inc. and Barclays Capital Inc., as co-arrangers, Credit Suisse First Boston, as administrative agent, lead arranger and sole book runner, and the banks and other financial institutions parties thereto.

10(c)(1)***	Guaranty of certain obligations of Montana Megawatts I, LLC dated September 28, 2001 furnished by NorthWestern to ABN AMRO Bank N.V.

10(d)(1)***	Credit and Security Agreement, date as of March 31, 2001, between Expanets, Inc. and Avaya Inc. (and NorthWestern with respect to Section 7.3 only).

10(d)(2)***	First Amendment to Credit and Security Agreement, dated as of August 1, 2001, between Expanets, Inc. and Avaya Inc. (acknowledged by NorthWestern).

10(d)(3)***

Second Amendment to Credit and Security Agreement; Amendment to Collateral Agreements, dated as of March 5, 2002, between Expanets, Inc. (and several affiliates of Expanets) and Avaya Inc. (and NorthWestern with respect to Sections 1(h) and 7 only).

(13)***	REPORT FURNISHED TO SECURITY HOLDERS — Annual Report for Fiscal Year ended December 31, 2001, furnished to shareholders of record on April 1, 2002.

(21)***	SUBSIDIARIES OF THE REGISTRANT — List of NorthWestern subsidiaries as of December 31, 2001.
(23)***	CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

(99)***	REPRESENTATIONS BY ARTHUR ANDERSEN LLP

* Management contract or compensatory plan or arrangement.

** NorthWestern Corporation will provide copies of any omitted schedules to the agreement to the SEC staff, upon staff’s request.

*** Filed herewith

 SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NorthWestern Corporation

Dated: April 1, 2002	By:	\s\ Merle D. Lewis
Merle D. Lewis
Chairman of the Board of Directors and Chief Executive Officer

POWER OF ATTORNEY

                KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Merle D. Lewis, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to the Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

                In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
\s\ Merle D. Lewis	Chief Executive Officer and Chairman of the Board	April 1, 2002

\s\ Richard R. Hylland	President, Chief Operating Officer and Director	April 1, 2002

\s\ Kipp D. Orme	Vice President and Chief Financial Officer	April 1, 2002

\s\ Kurt D. Whitesel	Controller and Treasurer	April 1, 2002

\s\ Jerry W. Johnson	Director	April 1, 2002

\s\ Larry F. Ness	Director	April 1, 2002

\s\ Marilyn R. Seymann	Director	April 1, 2002

\s\ Randy G. Darcy	Director	April 1, 2002

\s\ Gary G. Drook	Director	April 1, 2002

\s\ Bruce I. Smith	Director	April 1, 2002