Form 10-K/A
period 2001-12-31
NORTHWESTERN CORP
filed 2002-04-19
CIK 73088

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10–K/A

(Amendment No. 1)

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

N/A

Explanatory Note

This Annual Report on Form 10-K/A (Amendment No. 1) is being filed as an amendment to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 as originally filed with the Securities and Exchange Commission on April 1, 2002.  This Form 10-K/A (Amendment No. 1) is filed with the Securities and Exchange Commission for the purpose of filing Exhibit 21 — Subsidiaries of the Registrant and Exhibit 10(c)(2) — Guaranty of certain obligations of Cornerstone Propane, L.P. by the Registrant.

Part V

Item 1.    Index to Exhibits

Certain documents previously filed with the Commission by the Registrant which define the rights of holders of long-term and other debt of the Registrant and certain of its subsidiaries are now included as Exhibits 4(b)(6)-(8) and 4(e)(8)-(15) to the Registrant's Form 10-K.  Any other instruments that define the rights of holders of long term debt of the Registrants or its subsidiaries but are not required to be filed with the Commission will be furnished to the Commission upon request.

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

4(b)(6)

Second Supplemental Indenture, dated as of November 15, 1998, to the Subordinated Debt Securities Indenture (incorporated by reference to Exhibit 4(f) of NorthWestern Corporation's Registration Statement on Form 8-A (Amendment No. 1), dated December 3, 1998, Commission File No. 001-14623).

4(b)(7)

Third Supplemental Indenture, dated as of December 21, 2001, to the Subordinated Debt Securities Indenture (incorporated by reference to Exhibit 4.6 of NorthWestern Corporation's Registration Statement on Form 8-A, dated December 21, 2001, Commission File No. 001-16843).

4(b)(8)

Fourth Supplemental Indenture, dated as of January 31, 2002, to the Subordinated Debt Securities Indenture (incorporated by reference to Exhibit 4.5 of Form 8-A, dated February 1, 2002, Commission File No. 0-692).

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

4(e)(5)	Deleted (duplicative of Exhibit 4(b)(4)).

4(e)(6)	Moved (see Exhibit 4(b)(8)).

4(e)(7)

Preferred Securities Guarantee Agreement, dated as of January 31, 2002, between NorthWestern and Wilmington Trust Company for the benefit of the holders of the Trust Preferred Securities, is incorporated by Reference to Exhibit (4.7 of Form 8-A dated February 1, 2002, Commission File No. 0-692.)

4(e)(8)

Indenture, dated as of November 1, 1998, from NorthWestern Corporation to The Chase Manhattan Bank (N.A.), as Trustee (incorporated by reference to Exhibit 4(b)(8) of NorthWestern Corporation's Registration Statement on Form S-3, dated July 12, 1999, Commission File No. 333-82707).

4(e)(9)

Supplemental Indenture, dated as of November 1, 1998, to the Indenture (incorporated by reference to Exhibit 4(b)(9) of NorthWestern Corporation's Registration Statement on Form S-3, dated July 12, 1999, Commission File No. 333-82707).

4(e)(10)

Preferred Securities Guarantee Agreement, dated as of November 18, 1998, between NorthWestern Corporation and Wilmington Trust Company (incorporated by reference to Exhibit 4(g) of NorthWestern Corporation's Registration Statement on Form 8-A (Amendment No. 1), dated December 3, 1998, Commission File No. 001-14623).

4(e)(11)

Certificate of Trust of NorthWestern Capital Financing I (incorporated by reference to Exhibit 4(b)(11) of NorthWestern Corporation's Registration Statement on Form S-3, dated July 2, 1998, Commission File No. 333-58491).

4(e)(12)

Amended and Restated Declaration of Trust of NorthWestern Capital Financing I (incorporated by reference to Exhibit 4(e) of NorthWestern Corporation's Registration Statement on Form 8-A (Amendment No. 1), dated December 3, 1998, Commission File No. 001-14623).

4(e)(13)

Restated Certificate of Trust of NorthWestern Capital Financing II (incorporated by reference to Exhibit 4(b)(12) of NorthWestern Corporation's Registration Statement on Form S-3, dated July 2, 1998, Commission File No. 333-54891).

4(e)(14)

Preferred Securities Guarantee Agreement, dated as of December 21, 2001, between NorthWestern Corporation and Wilmington Trust Company (incorporated by reference to Exhibit 4.7 of NorthWestern Corporation's Registration Statement on Form 8-A, dated December 21, 2001, Commission File No. 001-16843).

4(e)(15)

Amended and Restated Declaration of Trust of NorthWestern Capital Financing II (incorporated by reference to Exhibit 4.4 of NorthWestern Corporation's Registration Statement on Form 8-A, dated December 21, 2001, Commission File No. 001-16843).

4(f)(1)

Purchase Agreement dated March 8, 2002 among NorthWestern, Credit Suisse First Boston Corporation, Barclays Capital Inc. and Morgan Stanley & Co. Incorporated as representatives of the several initial purchasers named in Schedule A to the Purchase Agreement related to the purchase and sale of $250,000,000 aggregate principal amount of NorthWestern’s 7 7/8% Notes due March 15, 2007 and $470,000,000 aggregate principal amount of NorthWestern’s 8 3/4% Notes due March 15, 2012 (incorporated by reference to Exhibit 4(f)(1) of the Registrant's report on Form 10-K for the year ending December 31, 2001, Commission File No. 001-10499).

4(f)(2)

Registration Rights Agreement dated March 13, 2002 among NorthWestern, credit Suisse First Boston Corporation, Barclays Capital Inc. and Morgan Stanley & Co. Incorporated as representatives of the several initial purchasers named in Schedule A to the Purchase Agreement dated March 8, 2002 (incorporated by reference to Exhibit 4(f)(2) of the Registrant's report on Form 10-K for the year ending December 31, 2001, Commission File No. 001-10499).

4(f)(3)

Second Supplemental Indenture dated as of March 13, 2002 between NorthWestern and JPMorgan Chase Bank, as successor to The Chase Manhattan Bank, as trustee under the Indenture, dated as of November 1, 1998, between NorthWestern and the trustee, as previously supplemented by a first supplemental indenture, dated as of November 1, 1998, between NorthWestern and the trustee (incorporated by reference to Exhibit 4(f)(3) of the Registrant's report on Form 10-K for the year ending December 31, 2001, Commission File No. 001-10499).

4

The Registrant hereby agrees to furnish to the Commission, upon request, copies of certain instruments defining the rights of holders of long-term debt of the kind described in Item 601(b)(4) of Regulation S-K.

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

10(a)(7)

Supplemental Variable Investment Plan, as amended and restated January 1, 2000 (incorporated by reference to Exhibit 10(a)(7) of the Registrant's report on Form 10-K for the year ending December 31, 2001, Commission File No. 001-10499).

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

10(b)(1)

Credit Agreement, dated as of January 14, 2002, among the Company, Credit Suisse First Boston, ABN AMRO Bank N.V., CIBC Inc. and Barclays Capital Inc., as co-arrangers, Credit Suisse First Boston, as administrative agent, lead arranger and sole book runner, and the banks and other financial institutions parties thereto (incorporated by reference to Exhibit 10(b)(1) of the Registrant's report on Form 10-K for the year ending December 31, 2001, Commission File No. 001-10499)

10(c)(1)

Guaranty of certain obligations of Montana Megawatts I, LLC dated September 28, 2001 furnished by NorthWestern to ABN AMRO Bank N.V. (incorporated by reference to Exhibit 10(c)(1) of the Registrant's report on Form 10-K for the year ending December 31, 2001, Commission File No. 001-10499)

10(c)(2)***	Guaranty of certain obligations of Cornerstone Propane, L.P., dated November 30, 2001 furnished by Northwestern to Credit Suisse First Boston.

10(d)(1)

Credit and Security Agreement, date as of March 31, 2001, between Expanets, Inc. and Avaya Inc. (and NorthWestern with respect to Section 7.3 only) (incorporated by reference to Exhibit 10(d)(1) of the Registrant's report on Form 10-K for the year ending December 31, 2001, Commission File No. 001-10499)

10(d)(2)

First Amendment to Credit and Security Agreement, dated as of August 1, 2001, between Expanets, Inc. and Avaya Inc. (acknowledged by NorthWestern) (incorporated by reference to Exhibit 10(d)(2) of the Registrant's report on Form 10-K for the year ending December 31, 2001, Commission File No. 001-10499)

10(d)(3)

Second Amendment to Credit and Security Agreement; Amendment to Collateral Agreements, dated as of March 5, 2002, between Expanets, Inc. (and several affiliates of Expanets) and Avaya Inc. (and NorthWestern with respect to Sections 1(h) and 7 only) (incorporated by reference to Exhibit 10(d)(3) of the Registrant's report on Form 10-K for the year ending December 31, 2001, Commission File No. 001-10499)

(13)

REPORT FURNISHED TO SECURITY HOLDERS — Annual Report for Fiscal Year ended December 31, 2001, furnished to shareholders of record on April 1, 2002 (incorporated by reference to Exhibit 13 of the Registrant's report on Form 10-K for the year ending December 31, 2001, Commission File No. 001-10499)

(21)***	SUBSIDIARIES OF THE REGISTRANT — List of NorthWestern subsidiaries as of December 31, 2001.

(23)	CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS (incorporated by reference to Exhibit 23 of the Registrant's report on Form 10-K for the year ending December 31, 2001, Commission File No. 001-10499)

(24)	Power of Attorney (incorporated by reference to the Power of Attorney included on page 33 of the Registrant's Form 10-K as originally filed)

(99)	REPRESENTATIONS BY ARTHUR ANDERSEN LLP (incorporated by reference to Exhibit 10(a)(7) of the Registrant's report on Form 10-K for the year ending December 31, 2001, Commission File No. 001-10499)

*              Management contract or compensatory plan or arrangement.

**            Northwestern Corporation will provide copies of any omitted schedules to the agreement to the SEC staff, upon the staff's request

***          Filed herewith

 SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NorthWestern Corporation

Dated: April , 2002	By:
Merle D. Lewis
Chairman of the Board of Directors and Chief Executive Officer

Exhibit Index

Exhibit Number	Description of Document
(3) ARTICLES OF INCORPORATION AND BY-LAWS
3(a)	Registrant’s Restated Certificate of Incorporation, dated November 1, 2000, is incorporated by reference to Exhibit (3)(a) of Form 10-K for the year ended December 31, 2000, Commission File No. 0-692.

3(b)	Registrant’s By-Laws, as amended, dated February 7, 2001, is incorporated by reference to Exhibit (3)(b) of Form 10-K for the year ended December 31, 2000, Commission File No. 0-692.

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

4(b)(6)

Second Supplemental Indenture, dated as of November 15, 1998, to the Subordinated Debt Securities Indenture (incorporated by reference to Exhibit 4(f) of NorthWestern Corporation's Registration Statement on Form 8-A (Amendment No. 1), dated December 3, 1998, Commission File No. 001-14623).

4(b)(7)

Third Supplemental Indenture, dated as of December 21, 2001, to the Subordinated Debt Securities Indenture (incorporated by reference to Exhibit 4.6 of NorthWestern Corporation's Registration Statement on Form 8-A, dated December 21, 2001, Commission File No. 001-16843).

4(b)(8)

Fourth Supplemental Indenture, dated as of January 31, 2002, to the Subordinated Debt Securities Indenture (incorporated by reference to Exhibit 4.5 of Form 8-A, dated February 1, 2002, Commission File No. 0-692).

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

4(e)(5)	Deleted (duplicative of Exhibit 4(b)(4)).

4(e)(6)	Moved (see Exhibit 4(b)(8)).

4(e)(7)

Preferred Securities Guarantee Agreement, dated as of January 31, 2002, between NorthWestern and Wilmington Trust Company for the benefit of the holders of the Trust Preferred Securities, is incorporated by Reference to Exhibit (4.7 of Form 8-A dated February 1, 2002, Commission File No. 0-692.)

4(e)(8)

Indenture, dated as of November 1, 1998, from NorthWestern Corporation to The Chase Manhattan Bank (N.A.), as Trustee (incorporated by reference to Exhibit 4(b)(8) of NorthWestern Corporation's Registration Statement on Form S-3, dated July 12, 1999, Commission File No. 333-82707).

4(e)(9)

Supplemental Indenture, dated as of November 1, 1998, to the Indenture (incorporated by reference to Exhibit 4(b)(9) of NorthWestern Corporation's Registration Statement on Form S-3, dated July 12, 1999, Commission File No. 333-82707).

4(e)(10)

Preferred Securities Guarantee Agreement, dated as of November 18, 1998, between NorthWestern Corporation and Wilmington Trust Company (incorporated by reference to Exhibit 4(g) of NorthWestern Corporation's Registration Statement on Form 8-A (Amendment No. 1), dated December 3, 1998, Commission File No. 001-14623).

4(e)(11)

Certificate of Trust of NorthWestern Capital Financing I (incorporated by reference to Exhibit 4(b)(11) of NorthWestern Corporation's Registration Statement on Form S-3, dated July 2, 1998, Commission File No. 333-58491).

4(e)(12)

Amended and Restated Declaration of Trust of NorthWestern Capital Financing I (incorporated by reference to Exhibit 4(e) of NorthWestern Corporation's Registration Statement on Form 8-A (Amendment No. 1), dated December 3, 1998, Commission File No. 001-14623).

4(e)(13)

Restated Certificate of Trust of NorthWestern Capital Financing II (incorporated by reference to Exhibit 4(b)(12) of NorthWestern Corporation's Registration Statement on Form S-3, dated July 2, 1998, Commission File No. 333-54891).

4(e)(14)

Preferred Securities Guarantee Agreement, dated as of December 21, 2001, between NorthWestern Corporation and Wilmington Trust Company (incorporated by reference to Exhibit 4.7 of NorthWestern Corporation's Registration Statement on Form 8-A, dated December 21, 2001, Commission File No. 001-16843).

4(e)(15)

Amended and Restated Declaration of Trust of NorthWestern Capital Financing II (incorporated by reference to Exhibit 4.4 of NorthWestern Corporation's Registration Statement on Form 8-A, dated December 21, 2001, Commission File No. 001-16843).

4(f)(1)

Purchase Agreement dated March 8, 2002 among NorthWestern, Credit Suisse First Boston Corporation, Barclays Capital Inc. and Morgan Stanley & Co. Incorporated as representatives of the several initial purchasers named in Schedule A to the Purchase Agreement related to the purchase and sale of $250,000,000 aggregate principal amount of NorthWestern’s 7 7/8% Notes due March 15, 2007 and $470,000,000 aggregate principal amount of NorthWestern’s 8 3/4% Notes due March 15, 2012 (incorporated by reference to Exhibit 4(f)(1) of the Registrant's report on Form 10-K for the year ending December 31, 2001, Commission File No. 001-10499).

4(f)(2)

Registration Rights Agreement dated March 13, 2002 among NorthWestern, credit Suisse First Boston Corporation, Barclays Capital Inc. and Morgan Stanley & Co. Incorporated as representatives of the several initial purchasers named in Schedule A to the Purchase Agreement dated March 8, 2002 (incorporated by reference to Exhibit 4(f)(2) of the Registrant's report on Form 10-K for the year ending December 31, 2001, Commission File No. 001-10499).

4(f)(3)

Second Supplemental Indenture dated as of March 13, 2002 between NorthWestern and JPMorgan Chase Bank, as successor to The Chase Manhattan Bank, as trustee under the Indenture, dated as of November 1, 1998, between NorthWestern and the trustee, as previously supplemented by a first supplemental indenture, dated as of November 1, 1998, between NorthWestern and the trustee (incorporated by reference to Exhibit 4(f)(3) of the Registrant's report on Form 10-K for the year ending December 31, 2001, Commission File No. 001-10499)

4

The Registrant hereby agrees to furnish to the Commission, upon request, copies of certain instruments defining the rights of holders of long-term debt of the kind described in Item 601(b)(4) of Regulation S-K.

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

10(a)(7)

Supplemental Variable Investment Plan, as amended and restated January 1, 2000 (incorporated by reference to Exhibit 10(a)(7) of the Registrant's report on Form 10-K for the year ending December 31, 2001, Commission File No. 001-10499).

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

10(b)(1)

Credit Agreement, dated as of January 14, 2002, among the Company, Credit Suisse First Boston, ABN AMRO Bank N.V., CIBC Inc. and Barclays Capital Inc., as co-arrangers, Credit Suisse First Boston, as administrative agent, lead arranger and sole book runner, and the banks and other financial institutions parties thereto (incorporated by reference to Exhibit 10(b)(1) of the Registrant's report on Form 10-K for the year ending December 31, 2001, Commission File No. 001-10499)

10(c)(1)

Guaranty of certain obligations of Montana Megawatts I, LLC dated September 28, 2001 furnished by NorthWestern to ABN AMRO Bank N.V. (incorporated by reference to Exhibit 10(c)(1) of the Registrant's report on Form 10-K for the year ending December 31, 2001, Commission File No. 001-10499)

10(c)(2)***	Guaranty of certain obligations of Cornerstone Propane, L.P., dated November 30, 2001 furnished by Northwestern to Credit Suisse First Boston.

10(d)(1)

Credit and Security Agreement, date as of March 31, 2001, between Expanets, Inc. and Avaya Inc. (and NorthWestern with respect to Section 7.3 only) (incorporated by reference to Exhibit 10(d)(1) of the Registrant's report on Form 10-K for the year ending December 31, 2001, Commission File No. 001-10499)

10(d)(2)

First Amendment to Credit and Security Agreement, dated as of August 1, 2001, between Expanets, Inc. and Avaya Inc. (acknowledged by NorthWestern) (incorporated by reference to Exhibit 10(d)(2) of the Registrant's report on Form 10-K for the year ending December 31, 2001, Commission File No. 001-10499)

10(d)(3)

Second Amendment to Credit and Security Agreement; Amendment to Collateral Agreements, dated as of March 5, 2002, between Expanets, Inc. (and several affiliates of Expanets) and Avaya Inc. (and NorthWestern with respect to Sections 1(h) and 7 only) (incorporated by reference to Exhibit 10(d)(3) of the Registrant's report on Form 10-K for the year ending December 31, 2001, Commission File No. 001-10499)

(13)

REPORT FURNISHED TO SECURITY HOLDERS — Annual Report for Fiscal Year ended December 31, 2001, furnished to shareholders of record on April 1, 2002 (incorporated by reference to Exhibit 13 of the Registrant's report on Form 10-K for the year ending December 31, 2001, Commission File No. 001-10499).

(21)***	SUBSIDIARIES OF THE REGISTRANT — List of NorthWestern subsidiaries as of December 31, 2001.

(23)	CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS (incorporated by reference to Exhibit 23 of the Registrant's report on Form 10-K for the year ending December 31, 2001, Commission File No. 001-10499)

(24)	Power of Attorney (incorporated by reference to the Power of Attorney included on page 33 of the Registrant's Form 10-K as originally filed)

(99)	REPRESENTATIONS BY ARTHUR ANDERSEN LLP (incorporated by reference to Exhibit 99 of the Registrant's report on Form 10-K for the year ending December 31, 2001, Commission File No. 001-10499)

*              Management contract or compensatory plan or arrangement.

**            Northwestern Corporation will provide copies of any omitted schedules to the agreement to the SEC staff, upon the staff's request

***          Filed herewith