Form 10-Q
period 2002-03-31
NORTHWESTERN CORP
filed 2002-05-15
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the transition period from to

Commission File No. 0-692

Delaware
(State of Incorporation)

IRS Employer Identification No. 46-0172280

125 South Dakota Avenue
Sioux Falls, South Dakota 57104
(Address of principal office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, Par Value $1.75

27,396,762 outstanding at May 10, 2002

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

March 31,

December 31,

2002

2001

ASSETS

Current Assets:

Cash and cash equivalents	$120,518	$37,158
Accounts receivable, net	394,922	260,485
Inventories	69,342	79,719
Other	82,487	69,487
Current assets of discontinued operations	101,140	181,697
Total current assets	768,409	628,546

Property, Plant, and Equipment, Net	1,594,930	496,241

Goodwill and Other Intangible Assets, Net	852,811	640,590

Other:
Investments	97,288	62,959
Regulatory assets	112,653	20,415
Deferred tax asset	14,334	17,374
Other	98,823	73,413
Noncurrent assets of discontinued operations	682,212	695,197
Total assets	$4,221,460	$2,634,735

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$158,934	$155,000
Current maturities of long-term debt of subsidiaries— nonrecourse	8,424	22,817
Short-term debt of subsidiaries-nonrecourse	151,921	178,628
Accounts payable	128,503	122,266
Accrued expenses	417,997	216,345
Current liabilities of discontinued operations	125,341	230,070
Total current liabilities	991,120	925,126

Long-term Debt	1,400,696	373,350
Long-term Debt of Subsidiaries — Nonrecourse	37,334	37,999
Other Noncurrent Liabilities	393,735	75,040
Noncurrent Liabilities and Minority Interests of Discontinued Operations	652,322	605,325
Total liabilities	3,475,207	2,016,840

Minority Interests	14,856	30,067

Preferred Stock, Preference Stock, and Preferred Securities:
Preferred stock — 4 ½% series	2,600	2,600
Redeemable preferred stock — 6 ½% series	1,150	1,150
Preference stock	—	—
Corporation obligated mandatorily redeemable preferred securities of subsidiary trusts	370,250	187,500
Total preferred stock, preference stock and preferred securities	374,000	191,250

Shareholders’ Equity:
Common stock, par value $1.75; authorized 50,000,000 shares; issued and outstanding 27,396,762	47,942	47,942
Paid-in capital	240,841	240,797
Treasury stock, at cost	(3,542)	(3,681)
Retained earnings	67,848	112,307
Accumulated other comprehensive income (loss)	4,308	(787)
Total shareholders’ equity	357,397	396,578
Total liabilities and shareholders’ equity	$4,221,460	$2,634,735

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

 (In Thousands, Except Per Share Amounts)

Three Months Ended

	March 31
	2002	2001
OPERATING REVENUES	$480,113	$477,592
COST OF SALES	269,691	322,448

GROSS MARGIN	210,422	155,144

OPERATING EXPENSES
Selling, general and administrative	148,150	172,815
Depreciation	20,535	8,988
Amortization of intangibles	7,089	10,443
	175,774	192,246

OPERATING INCOME (LOSS)	34,648	(37,102)

Interest Expense	(21,686)	(12,393)
Investment Income and Other	694	1,178

Income (Loss) Before Income Taxes and Minority Interests	13,656	(48,317)

Benefit (Provision) for Income Taxes	(4,611)	15,674

Income (Loss) Before Minority Interests	9,045	(32,643)

Minority Interests in Net Loss of Consolidated Subsidiaries	14,914	45,836

Income from Continuing Operations	23,959	13,193

Discontinued Operations, Net of Taxes and Minority Interests	(40,000)	5,196

Income (Loss) before Extraordinary Item	(16,041)	18,389

Extraordinary Item, Net of Tax of $7,241	(13,447)	—

Net Income (Loss)	(29,488)	18,389

Minority Interests on Preferred Securities of Subsidiary Trusts	(6,225)	(1,650)

Dividends on Preferred Stock	(48)	(48)

Earnings (Loss) on Common Stock	$(35,761)	$16,691

Average Common Shares Outstanding	27,397	23,433

Earnings (Loss) per Average Common Share:
Continuing operations	$0.65	0.49
Discontinued operations	(1.46)	0.22
Extraordinary item	(0.49)	—
Basic	$(1.30)	$0.71

Continuing operations	$0.65	0.48
Discontinued operations	(1.46)	0.22
Extraordinary item	(0.49)	—
Diluted	$(1.30)	$0.70

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31
	2002	2001
Operating Activities:
Net Income (Loss)	$(29,488)	$18,389
Items not affecting cash:
Depreciation	20,535	8,988
Amortization	7,089	10,443
Loss on discontinued operations	40,000	—
Extraordinary item, net of taxes	13,447	—
Deferred income taxes	291	(89)
Minority interests in net losses of consolidated subsidiaries	(14,914)	(45,836)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(93,665)	3,048
Inventories	27,134	7,655
Other current assets	6,310	(5,902)
Accounts payable	(23,612)	(24,989)
Accrued expenses	35,974	2,830
Change in net assets of discontinued operations	(4,190)	37,215
Change in noncurrent assets	9,262	6,301
Change in noncurrent liabilities	(15,394)	(2,364)
Other, net	(2,577)	(134)
Cash flows provided by (used in) operating activities	(23,798)	15,555

Investment Activities:
Property, plant and equipment additions	(10,432)	(10,564)
Sale (purchase) of noncurrent investments and assets, net	(8,013)	(3,146)
Acquisitions and growth expenditures, net of cash received	(482,982)	(13,117)
Cash flows used in investing activities	(501,427)	(26,827)

Financing Activities:
Dividends on common and preferred stock	(8,746)	(7,013)
Minority interest on preferred securities of subsidiary trusts	(6,225)	(1,650)
Issuance of long-term debt	719,118	—
Issuance of preferred securities of subsidiary trusts	117,750	—
Repayment of long-term debt	(2,007)	—
Line of credit (repayments) borrowings, net	(132,000)	25,000
Financing costs	(36,028)	—
Subsidiary repurchase of minority interests	(8,697)	(2,051)
Line of credit repayments of subsidiaries, net	(12,951)	(6,478)
Issuance of nonrecourse subsidiary debt	—	1,374
Repayment of nonrecourse subsidiary debt	(29,507)	(2,669)
Proceeds from termination of hedge	7,878	—
Cash flows provided by financing activities	608,585	6,513

Increase (Decrease) in Cash and Cash Equivalents	83,360	(4,759)
Cash and Cash Equivalents, beginning of period	37,158	43,385
Cash and Cash Equivalents, end of period	$120,518	$38,626

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income Taxes	$(6,220)	$(681)
Interest	$18,496	$13,146
Non-cash transactions:
Debt assumed in acquisitions	$507,711	$—
Assets acquired in exchange for debt	$237	$3,522
Interest capitalized for internally developed software	$1,297	$—
Minority equity interest issued for acquisitions	$—	$1,435
Exchange of warrants for common stock	$—	$1,505

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Reference is made to Notes to Financial Statements

Included in the Company’s Annual Report)

(1)           Management’s Statement —

The consolidated financial statements for the interim periods included herein have been prepared by NorthWestern Corporation (the “Corporation”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of the Corporation, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters that would be included in full fiscal year financial statements.  Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Corporation’s latest annual report to shareholders.

(2)           Nature of Operations, Basis of Consolidation and Minority Interests -

The Corporation is a service and solutions company providing integrated energy, communications, air conditioning, heating, ventilation, plumbing and related services and solutions to residential and business customers throughout North America.  A division of the Corporation (NorthWestern Energy) is engaged in the regulated energy business of production, purchase, transmission, distribution and sale of electricity and the delivery of natural gas to customers located in the upper Midwest region of the United States.  The Corporation has investments in Expanets, Inc. (“Expanets”), a national provider of networked communications and data solutions primarily to mid-sized business customers; Blue Dot Services, Inc. (“Blue Dot”), a national provider of air conditioning, heating, plumbing and related services (“HVAC”); and CornerStone Propane Partners, L.P. (“CornerStone”), a publicly traded Delaware master limited partnership, which engages in the retail propane and wholesale energy-related commodities distribution business throughout North America.

The accompanying financial statements include the accounts of the Corporation and all wholly and majority-owned or controlled subsidiaries.   The Corporation holds marketable preferred stock investments, Expanets preferred and common stock, Blue Dot preferred and common stock and CornerStone general partner and common and subordinated units.  The financial statements of these entities are included in the accompanying consolidated financial statements, and therefore included in referencing to “subsidiaries,” by virtue of the voting and control rights.  All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.  The operations of CornerStone and the Corporation’s interest in CornerStone have been reflected in the consolidated financial statements as Discontinued Operations (see Note 4, Discontinued Operations, for further discussion).

                Many of the Corporation’s acquisitions at Expanets and Blue Dot have involved the issuance of common stock in those subsidiaries.  The Corporation’s investments in Expanets and Blue Dot are principally in the form of senior preferred stock with a liquidation preference over the common stock.  The common stock creates minority interests which are junior to the Corporation’s preferred stock interests and against which operating losses have been allocated.  As of March 31, 2002, however, no remaining minority interest basis existed upon which to allocate losses.  Accordingly, if such subsidiaries incur operating losses in the future, the Corporation’s share of any such losses will be recognized in the Corporation’s operating results.  The Corporation allocated $45.8 million in operating losses to minority interest basis in the first quarter of 2001 and $14.9 million in operating losses to minority interest basis in the first quarter of 2002.

(3)           Acquisitions

                On February 15, 2002, the Corporation completed the asset acquisition of The Montana Power Company’s energy distribution and transmission business for $602.0 million in cash and the assumption of $488.0 million in existing Montana Power Company debt and mandatorily redeemable preferred securities of subsidiary trusts (net of cash received). As a result of the acquisition, the Corporation is now a provider of natural gas and electricity to more than 590,000 customers in Montana, South Dakota and Nebraska.  We believe the acquisition creates greater regional scale allowing us to more fully realize the value of our existing energy assets and provide a strong platform for future growth.  For accounting convenience, due to the burden of a mid-month closing, both parties agreed to an effective date for the sale of February 1, 2002.

                The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of February 1, 2002.  The Corporation is in the process of obtaining third-party valuations of certain tangible assets, intangible assets and liabilities; thus, the allocation of the purchase price is subject to refinement, generally within one year of the date of acquisition and in the interim, has been allocated to goodwill.  Final allocations will separate between goodwill, intangible assets subject to amortization and those that are not, useful lives and tax deductibility.

(in thousands)	February 1,
2002
Cash	$105,140
Other current assets	76,178
Property, plant and equipment	1,093,988
Goodwill & other intangibles	196,403
Other	154,803
Total assets acquired	$1,626,512

Current liabilities	$219,950
Long-term debt	442,711
Mandatorily redeemable preferred securities of subsidiary trusts	65,000
Other	320,211
Total liabilities assumed	1,047,872

Net assets acquired	$578,640

The following unaudited pro forma results of operations for the quarter ended March 31, 2002, give effect as if the acquisition had occurred as of January 1, 2002 (in thousands except per share amounts):

Three Months
Ended
March 31, 2002
Revenues	$544,076
Net Income	$(23,069)
Diluted earnings per share	$(1.07)

(4)           Discontinued Operations -

                The Corporation owns an effective 30% interest in CornerStone through subordinated units, a 2% aggregate general partner interest, 379,438 common units and all outstanding warrants.  On January 18, 2002, CornerStone announced that it had retained Credit Suisse First Boston Corporation to pursue the possible sale or merger of CornerStone.  Accordingly, the Corporation has adopted discontinued operations accounting for its CornerStone interests.  As such, the assets, liabilities and results of operations of CornerStone and those representing the Corporation’s interests in Cornerstone are presented as discontinued operations in the consolidated financial statements.  In addition, the Corporation recognized a loss from discontinued operations of $40.0 million.  This is comprised of a write-down of its investment in CornerStone of $41.7 million, net of income of $1.7 million in the first quarter of 2002.  Summary financial information is as follows (in thousands):

	March 31,	December 31,
	2002	2001
Accounts receivable, net	$61,001	$121,843
Other current assets	40,139	59,854
Current assets of discontinued operations	$101,140	$181,697

Property, plant and equipment, net	$312,769	$322,126
Goodwill and other intangibles, net	336,176	339,058
Other noncurrent assets	33,267	34,013
Noncurrent assets of discontinued operations	$682,212	$695,197

Accounts payable	$70,921	$142,578
Other current liabilities	54,420	87,492
Current liabilities of discontinued operations	$125,341	$230,070

Long-term debt	$423,137	$424,524
Minority interests	160,826	153,245
Other noncurrent liabilities	68,359	27,556
Noncurrent liabilities and minority interests of discontinued operations	$652,322	$605,325

	Three months ended
	March 31,	March 31,
	2002	2001
Revenues	$277,240	$1,019,097
Income before income taxes and minority interests	$10,470	$22,220
Income from discontinued operations, net of income taxes and minority interests	$1,652	$5,196

                        A provision for loss on discontinued operations has been included based on management’s best estimates of the amounts expected to be realized on the sale of its investment.  The amount the Corporation will ultimately realize could differ from the assumptions currently used in arriving at the anticipated loss.

(5)           Extraordinary Item

                In March 2002, the Corporation retired the $720.0 million term loan, due February 2003, that was used for interim financing for the acquisition of The Montana Power Company’s energy distribution and transmission business.  The recognition of deferred costs related to the interim financing resulted in an extraordinary loss of $20.6 million, net of related income taxes of $7.2 million, or $(0.49) basic and diluted earnings per share.

(6)           Comprehensive Income (Loss)

The Financial Accounting Standards Board defines comprehensive income as all changes to the equity of a business enterprise during a period, except for those resulting from transactions with owners.  For example, dividend distributions are excepted.  Comprehensive income consists of net income and other comprehensive income.  Net income may include such items as income from continuing operations, discontinued operations, extraordinary items, and cumulative effects of changes in accounting principles.  Other comprehensive income may include foreign currency translations, adjustments of minimum pension liability, and unrealized gains and losses on certain investments in debt and equity securities.  Comprehensive income (loss) is calculated as follows (in thousands):

	Three Months Ended
	March 31
	2002	2001
Net Income	$(29,488)	$18,389
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments	23	(1,136)
Gain on termination of hedge	5,073	—

Comprehensive Income (Loss)	$(24,392)	$17,253

(7)           Restructuring Reserve —

The Corporation recognized a restructuring charge of $24.9 million in the fourth quarter of 2001 relating to the Corporation’s Operational Excellence Initiative which is targeting selling, general and administrative cost reductions of approximately $150 million. The Board of Directors approved this initiative in November 2001.  At December 31, 2001, $19.3 million remained as part of Accrued Expenses on the Consolidated Balance Sheet.  The activity in the restructuring reserve was as follows for the quarter ended March 31, 2002:

	December 31,		March 31,
	2001	Deductions	2002
Employee termination benefits	$11,932	$(3,094)	$8,838
Facilities	4,745	(439)	4,306
Other	2,662	(2,426)	236
	$19,339	$(5,959)	$13,380

(8)           Segment Information -

For the purpose of providing segment information in accordance with SFAS 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ the Corporation’s principal business segments are its electric, natural gas, communications and HVAC operations.  The “All Other” category primarily consists of our other miscellaneous service activities which are not included in the other identified segments together with unallocated corporate costs and any reconciling or eliminating amounts.

The accounting policies of the operating segments are the same as the parent except that the parent allocates some of its operating expenses and interest expense to the operating segments according to a methodology designed by management for internal reporting purposes and involves estimates and assumptions.  Financial data for the business segments are as follows (in thousands):

Three Months Ended March 31, 2002

	Total Parent Company
	Total

Electric and

Total Parent

Communi-

	Natural Gas	All Other	Company	cations	HVAC	Total
Operating Revenues	$173,580	$10,145	$183,725	$201,905	$94,483	$480,113
Cost of Sales	79,579	5,619	85,198	124,750	59,743	269,691

Gross Margin	94,001	4,526	98,527	77,155	34,740	210,422

Selling, general, & administrative	37,496	6,527	44,023	68,499	35,628	148,150
Depreciation	12,715	703	13,418	4,494	2,623	20,535
Amortization of intangibles	—	7	7	6,895	187	7,089

Operating income (loss)	43,790	(2,711)	41,079	(2,733)	(3,698)	34,648

Interest expense	(12,226)	(3,385)	(15,611)	(5,974)	(101)	(21,686)
Investment income and other	283	399	682	(1)	13	694

Income (loss) before taxes and minority interests	31,847	(5,697)	26,150	(8,708)	(3,786)	13,656
Benefit (provision) for taxes	(11,802)	3,630	(8,172)	2,207	1,354	(4,611)

Income (loss) before minority interests	$20,045	$(2,067)	$17,978	$(6,501)	$(2,432)	$9,045

Total Assets	$1,996,097	$252,467	$2,248,564	$811,736	$377,808	$3,438,108

Maintenance Capital
Expenditures	$8,836	$90	$8,926	$442	$1,064	$10,432

Three Months Ended March 31, 2001

	Total Parent Company
	Total

Electric and

All

Total Parent-

Communi-

	Natural Gas	Other	Company	cations	HVAC	Total
Operating Revenues	$105,680	$3,484	$109,164	$268,797	$99,631	$477,592
Cost of Sales	71,639	2,292	73,931	186,008	62,509	322,448

Gross Margin	34,041	1,192	35,233	82,789	37,122	155,144

Selling, general, & administrative	11,762	5,639	17,401	120,505	34,909	172,815
Depreciation	4,047	491	4,538	2,316	2,134	8,988
Amortization of intangibles	—	29	29	8,674	1,740	10,443

Operating income (loss)	18,232	(4,967)	13,265	(48,706)	(1,661)	(37,102)

Interest expense	(2,203)	(6,476)	(8,679)	(2,358)	(1,356)	(12,393)
Investment income and other	26	1,242	1,268	(152)	62	1,178

Income (loss) before taxes and minority interests	16,055	(10,201)	5,854	(51,216)	(2,955)	(48,317)
Benefit (provision) for taxes	(5,524)	3,288	(2,236)	17,461	449	15,674

Income (loss) before minority interests	$10,531	$(6,913)	$3,618	$(33,755)	$(2,506)	$(32,643)

Total Assets	$370,118	$122,894	$493,012	$731,147	$373,337	$1,597,496

Maintenance Capital Expenditures	$2,729	$167	$2,896	$5,629	$2,039	$10,564

Three Months Ended March 31

	2002		2001
		Natural		Natural
	Electric	Gas	Electric	Gas
Operating Revenues	$95,336	$78,244	$29,361	$76,319
Cost of Sales	31,616	47,963	5,324	66,315

Gross Margin	63,720	30,281	24,037	10,004

Selling, general & administrative	27,705	9,791	7,487	4,275
Depreciation	10,177	2,538	3,212	835

Operating Income	$25,838	$17,952	$13,338	$4,894

(9)           New Accounting Standards

                SFAS No. 141, ‘Business Combinations,’ issued in June 2001, requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  In addition, it requires that all identifiable intangible assets be separately recognized and the purchase price allocated accordingly, which will result in the recognition, in some instances, of substantially more categories of intangibles.

                SFAS No. 142, ‘Goodwill and Other Intangible Assets,’ was also issued in June 2001 and eliminates amortization of goodwill and allows amortization of other intangibles only if the assets have a finite, determinable life.  At adoption, and at least annually thereafter, companies must also perform an impairment analysis of intangible assets at the reporting unit level, to determine whether the carrying value exceeds the fair value of the assets.  In instances where the carrying value is more than the fair value of the asset, an impairment loss must be recognized.  Subsequent reversal of a previously recognized impairment loss is prohibited. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, with early application permitted in some instances for entities with fiscal years beginning after March 15, 2001.  The Corporation adopted the provision effective January 1, 2002 and is currently in the process of the initial impairment testing on all reporting units.

                The following table presents a reconciliation of net income and earnings per share adjusted for the exclusion of goodwill amortization, net of taxes and minority interests:

	Three Months Ended
	March 31,	March 31,
	2002	2001
Reported earnings (loss) on common stock	$(35,761)	$16,691
Add: Goodwill amortization, net of taxes and minority interests	—	1,580
Adjusted net income	$(35,761)	$18,271

Basic earnings per share	$(1.30)	$0.71
Add: Goodwill amortization, net of taxes and minority interests	—	0.07
Adjusted basic earnings per share	$(1.30)	$0.78

Diluted earnings per share	$(1.30)	$0.70
Add: Goodwill amortization, net of taxes and minority interests	—	0.07
Adjusted diluted earnings per share	$(1.30)	$0.77

                SFAS No. 143, ‘Accounting for Asset Retirement Obligations,’ was issued in August 2001 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Corporation is currently assessing the impact of the adoption on the financial statements.

                SFAS No. 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets,’ was issued in October 2001 and establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Corporation adopted SFAS No. 144 on January 1, 2002, which affected the discontinued operations accounting treatment for CornerStone (see Note 4, Discontinued Operations).

(10)         Reclassifications and Restatements

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.  Such reclassifications and restatements have no impact on net income or shareholders’ equity as previously reported.

(11)         Earnings per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of the outstanding stock options and warrants.  The following table presents the shares used in computing the basic and diluted earnings per share for 2001 and 2000:

	Three Months Ended
	March 31
	2002	2001
Average Common Shares Outstanding For Basic Computation	27,396,762	23,432,824
Dilutive Effect of
Stock Options	43	77,078
Stock Warrants	—	211,163
Average Common Shares Outstanding For Diluted Computation	27,396,805	23,721,065

                Certain outstanding antidilutive options and warrants have been excluded from the earnings per share calculation.  These options and warrants total 2,530,381 and 458,331 for the quarters ended March 31, 2002 and 2001, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

                We are a service and solutions company providing integrated energy, communications, air conditioning, heating, ventilation, plumbing and related services and solutions to residential and business customers throughout North America.  We own and operate one of the largest regional electric and natural gas utilities in the upper Midwest of the United States.  We distribute electricity in South Dakota and natural gas in South Dakota and Nebraska through our energy division, NorthWestern Energy (formerly NorthWestern Public Service), and electricity and natural gas in Montana through our wholly owned subsidiary, NorthWestern Energy, L.L.C. (formerly The Montana Power L.L.C.), hereafter referred to as NorthWestern Energy LLC.  We are operating under the common brand “NorthWestern Energy” in all our service territories. On February 15, 2002, we completed the acquisition of the electric and natural gas transmission and distribution businesses of The Montana Power Company for approximately $1.1 billion, including the assumption of approximately $488 million in existing debt and preferred stock, net of cash received.  We intend to transfer the energy and natural gas transmission and distribution operations of NorthWestern Energy LLC to NorthWestern Corporation during 2002 and to operate its business as part of our NorthWestern Energy division. We believe the acquisition creates greater regional scale allowing us to more fully realize the value of our existing energy assets and provides a strong platform for future growth.

                Our principal unregulated investment is in Expanets, Inc., or Expanets, a leading provider of networked communications and data services and solutions to medium–sized businesses. In addition, we own investments in Blue Dot Services Inc., or Blue Dot, a nationwide provider of air conditioning, heating, plumbing and related services, and CornerStone Propane Partners L.P., or CornerStone, a publicly traded limited partnership (NYSE:CNO), in which we hold a 30% interest and operate through one of our subsidiaries that serves as managing general partner.  Cornerstone is a retail propane and wholesale energy-related commodities distributor.  CornerStone has announced it has retained Credit Suisse First Boston Corporation to pursue the possible sale or merger of CornerStone (see Note 4, Discontinued Operations, to the consolidated financial statements for further discussion regarding CornerStone).

We were incorporated in Delaware in 1923.  Our principal office is located at 125 S. Dakota Avenue, Sioux Falls, South Dakota 57104 and our telephone number is 605-978-2908.  We maintain an internet site at http://www.northwestern.com which contains information concerning us and our subsidiaries.  The information contained on our internet site and those of our subsidiaries is not incorporated by reference herein and should not be considered a part of this report.

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The following is a summary of consolidated operating results.  Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments.  This discussion is followed by a more detailed discussion of operating results by segment.  Our “All Other” category primarily consists of our other miscellaneous service activities which are not included in the other identified segments together with unallocated corporate costs.  Product and service category fluctuations highlighted at the consolidated level are more fully explained in the segment discussions.

CONSOLIDATED EARNINGS (LOSS)

Consolidated losses were $35.8 million in the first quarter of 2002, a decline of $52.5 million, or 314.3%, from consolidated earnings of $16.7 million in the first quarter of 2001.  The decline was a result of a $40.0 million charge for discontinued operations relating to our planned divestiture of our interest in CornerStone (see Note 4, Discontinued Operations, to the consolidated financial statements, for further discussion regarding CornerStone) in addition to an extraordinary loss of $13.4 million related to debt costs associated with the early extinguishment of debt.  Exclusive of these charges, earnings on common stock were $17.7 million, an increase of $1.0 million, or 6.0%, over the first quarter of 2001.  The increase is due to the addition of the electric and natural gas transmission and distribution business formerly owned by The Montana Power Company (the “Montana operations”) that we acquired on February 15, 2002, effective February 1, 2002, and improved performance within our communications segment.

CONSOLIDATED OPERATIONS

                Consolidated operating revenues were $480.1 million in the first quarter of 2002, an increase of $2.5 million, or 1.0%, from $477.6 million in the first quarter of 2001. The increase in revenues was primarily due to increased revenues from the electric and natural gas operations as a result of the inclusion of the Montana operations and increased revenues from our other operations as a result of the addition of certain non-utility operations acquired with the Montana operations and improved market conditions in the previously owned operations.  These increases were partially offset by decreases in revenues from our communications segment as a result of continuing market softness and a change in the mix of revenues toward certain higher-margin activities and decreases in revenues from our HVAC segment due to mild weather conditions, slowness in the market and the discontinuation of certain business lines.

                Consolidated cost of sales was $269.7 million in the first quarter of 2002, a reduction of $52.8 million, or 16.4%, from results in the first quarter of 2001.  Consolidated cost of sales declined $52.8 million primarily due to a $61.3 million decrease in costs within the communications segment and an additional $18.4 million due to reduced natural gas costs.  Cost of sales in the communications and natural gas segments were partially offset by the increased costs associated with our Montana operations.  Costs of sale in our HVAC segment also declined $2.8 million while costs of sales in All Other increased $3.3 million from the additional Montana operations and increased activities within the previously owned operations.

                Consolidated gross margin was $210.4 million in the first quarter of 2002, an increase of $55.3 million, or 35.6%, from results in the first quarter of 2001.  Electric and natural gas operations gross margins increased by an aggregate of $60.0 million as a result of the addition of the Montana operations.  Communications and HVAC gross margin declined $8.0 million quarter over quarter as the benefit of cost reductions partially lagged behind revenue decreases.  All Other gross margin improved due to the additional activity from the Montana operations.  Consolidated gross margin as a percentage of revenues was 43.8% in the first quarter of 2002, compared to 32.5% in the first quarter of 2001.  The improvement in consolidated gross margin was primarily a result of lower natural gas commodity prices and margin improvement within the communications segment due to a better sales mix and additional higher-margin maintenance revenues.

                Consolidated operating expenses were $175.8 million in the first quarter of 2002, a decline of $16.5 million, or 8.6%, from results in the first quarter of 2001.  Operating expenses for the communications segment in the first quarter of 2002 were $51.6 million less than in the first quarter of 2001 due to reductions in costs related to selling and operational functions as well as a reduction in costs related to corporate and transition/integration efforts to better align the business with the reduced revenue streams.  Electric and natural gas operating expenses in the first quarter of 2002 were $34.4 million more than similar expenses in the first quarter of 2001.  Electric and natural gas operating expenses increased primarily due to the inclusion of the Montana operations, which was partially offset by a reduction in costs within the previously owned operations.  HVAC costs in the first quarter of 2002 increased only $345,000 over results in the first quarter of 2001.  All Other expenses during the results in the first quarter of 2002 increased $1.1 million over results compared to the first quarter of 2001 in the first quarter of 2001 due to the addition of the Montana operations, although corporate and other expenses within the previously owned operations declined.

                Consolidated Operating income in the first quarter of 2002 was $34.6 million, an improvement of $71.7 million, or 193.4%, compared to losses of $37.1 million in the first quarter of 2001.  Operating income in our communications segment increased $46.0 million in the first quarter of 2002 compared to the first quarter of 2001, primarily as a result of the reduction in operating expenses, while operating income in our electric and natural gas segments increased  $25.6 million due to the addition of the

Montana operations.  HVAC operating losses in the first quarter of 2002 increased $2.0 million from results in the first quarter of 2001 as a result of reduced margins while All Other operating losses declined $2.2 million as a result of lower expenses.

                Consolidated interest expense in the first quarter of 2002 was $21.7 million, an increase of $9.3 million, or 75.0%, over interest expense of $12.4 million in the first quarter of 2001.  The increase was attributable to approximately $5.0 million of additional interest expense from the debt assumed with the Montana operations in addition to increased expense from the $720.0 million of financing obtained for the Montana operations acquisition.

                Consolidated investment income and other was $694,000 in the first quarter of 2002, a decline of $484,000 from results in the first quarter of 2001.  The decline was attributable to losses incurred for certain investment impairments, which were offset by increases in income within the electric and natural gas segments from the Montana operations and a decline in nonoperating expenses within the communications segment.

                Consolidated income tax expense was $4.6 million in the first quarter of 2002, a $20.3 million decline from a $15.7 million income tax benefit position in the first quarter of 2001.  The decline in consolidated income tax positions was principally due to a $15.3 million decline in the tax benefit within the communications segment as a result of substantially lower losses.  In addition, increased income within the electric and natural gas segments in the first quarter of 2002 resulting from the addition of the Montana operations increased income tax expense by $6.3 million over results in the first quarter of 2001.  These changes were partially offset by an increase in income tax benefits generated by the HVAC segment and All Other from increased operating losses.

                Minority interests income was $14.9 million in the first quarter of 2002, a decline of $30.9 million from minority interest income of $45.8 million in the first quarter of 2001.  The decline was partially due to a $31.8 million decline in allocations in the communications segment, which was partially offset by a $0.9 million increase in allocations within the HVAC segment.  The decreased communications allocation was the result of much lower losses in the first quarter of 2002 in addition to a lack of additional minority basis upon which to allocate the losses compared to the first quarter of 2001.  To the extent that future operating losses are incurred within the HVAC or communications segments, unless additional minority interest were to be issued as a result of new acquisitions, such losses will be allocated to us to the extent of our basis and, thereafter, pro rata in accordance with ownership interests.

SEGMENT INFORMATION

ELECTRIC UTILITY SEGMENT OPERATIONS

                Revenues from our electric utility operations in the first quarter of 2002 were $95.3 million, an increase of $66.0 million, or 224.7%, from results in the first quarter of 2001.  The growth resulted primarily from the addition of the Montana operations effective February 1, 2002.  The additional electric operations contributed $73.8 million of the increase.  Offsetting these additional revenues was a sharp decline in the wholesale electric revenues within the previously owned South Dakota operations during the first quarter of 2002 as a result of a reduction of sales by over 80%, or $6.5 million, due to a drop in market prices as compared to the unusually high prices experienced in the first quarter of 2001.  Retail electric revenues also declined slightly during the first quarter of 2002 due to warmer weather in the South Dakota service territory.

                Cost of sales for our electric utility operations in the first quarter of 2002 were $31.6 million, an increase of $26.3 million, or 493.8%, from results in the first quarter of 2001.  The increase was almost exclusively attributable to the addition of the Montana operations which increased costs by $26.2 million.  Costs within the previously owned South Dakota operations increased during the first quarter of 2002 by $134,000 over costs in the first quarter of 2001 due to higher fuel costs as compared to the prior year.

                Gross margin for our electric utility operations in the first quarter of 2002 was $63.7 million, an increase of $39.7 million over gross margin in the first quarter of 2001.  The increase in gross margin in the first quarter of 2002 was primarily due to the contribution of  $47.2 million to gross margin by the Montana operations.  Gross margin in our previously owned South Dakota operations decreased $7.5 million in the first quarter of 2002 from results in the first quarter of 2001, primarily as a result of the substantial decrease in market prices for wholesale electricity.  In addition, retail electric margins decreased slightly in the first quarter of 2002 from results in the first quarter of 2001 due to the impact of warmer weather and slightly higher cost of sales.  As a percentage of revenue, gross margin in the first quarter of 2002 was 66.8%, compared to 81.9% in the first quarter of 2001.  The decline was the result of the substantial decline in wholesale electric margins due to market fluctuations and the influence of the  margin impact from retail electric operations in Montana.

                Operating expenses for our electric utility operations in the first quarter of 2002 were $37.9 million, an increase $27.2 million over results in the first quarter of 2001.  Selling, general and administrative expenses in the first quarter of 2002 were $27.7 million, an increase of $20.2 million over results in the first quarter of 2001.  While selling, general and administrative expenses within the previously owned South Dakota operations decreased from reduced staffing, customer service expenses and incentive accruals, similar expenses for the Montana operations in the first quarter of 2002 contributed approximately $22.2 million.  Depreciation in the first quarter of 2002 was $10.2 million, an increase of $7.0 million over depreciation in the first quarter of 2001 of $3.2 million. The increase in depreciation was due to the addition of the Montana operations.

                Operating income for our electric utility operations in the first quarter of 2002 were $25.8 million, an increase of $12.5 million, or 93.7%, from $13.3 million in the first quarter of 2001.  The increase was primarily attributable to the addition of approximately $18.0 million in operating income from the Montana operations.  Income from the previously owned operations declined $5.5 million in the first quarter of 2002 from results in the first quarter of 2001 as a result of the decline in wholesale electric margins partially offset by operating expense savings.

NATURAL GAS UTILITY SEGMENT OPERATIONS

                Revenues for our natural gas utility operations in the first quarter of 2002 were$78.2 million, an increase of $1.9 million, or 2.5%, from results in the first quarter of 2001.  Revenues for the period reflect the inclusion of the Montana operations which contributed $32.1 million in revenues.  That increase was partially offset by a drop in commodity prices reflected within the previously owned operations during the first quarter of 2002 compared to the first quarter of 2001, and a decrease in volumes as a result of warmer weather in the Nebraska and South Dakota service territories (heating degree days for the first quarter of 2002 were 17% lower than during the first quarter of 2001).

                Cost of sales for our natural gas utility operations in the first quarter of 2002 was $48.0 million, a decline of $18.4 million, or 27.7%, from results in the first quarter of 2001.  The reduced cost of sales was the result of the decline in commodity prices, which have declined by over 40% since 2001, and a decrease in volumes resulting from warmer weather.  Partially offsetting the decrease in previously owned operations was $11.5 million of additional costs added from the inclusion of the Montana operations.

                Gross margin for our natural gas utility operations in the first quarter of 2002 was $30.3 million, an increase of $20.3 million, or 202.7%, over gross margin in the first quarter of 2001.  The growth was attributable to the addition of the Montana operations. Gross margin for previously owned operations declined $374,000 in the first quarter of 2002 compared to the first quarter of 2001 due to warmer weather.  As a percentage of revenues, gross margin improved from 13.1% in the first quarter of 2001 to 38.7% in the first quarter of 2002, primarily as a result of the significant decrease in commodity prices and the margin impact from operations in Montana.

                Operating expenses for our natural gas utility operations in the first quarter of 2002 were $12.3 million, an increase of $7.2 million, or 141.3%, from results in the first quarter of 2001.  Selling, general and administrative expenses grew $5.5 million in the first quarter of 2002 compared to the first quarter of

2001, primarily due to $6.8 million in additional expenses attributable to our Montana operations, while selling, general and administrative expenses at previously owned operations declined due to reduced customer service expenses, employee benefits and distribution expenses.  Depreciation was  $2.5 million in the first quarter of 2002, an increase of $1.7 million over depreciation during the first quarter of 2001.  This increase was due primarily to the addition of the Montana operations.

                Operating income for our natural gas utility operations in the first quarter of 2002 was $18.0 million, compared to $4.9 million in the first quarter 2001.  The Montana operations contributed $12.2 million to operating income in the first quarter of 2002 while the operating expense reductions in the previously owned operations more than offset the margin shortfalls in these operations to add $0.9 million of income.

COMMUNICATIONS SEGMENT OPERATIONS

                Revenues for the segment in the first quarter of 2002 were $201.9 million, a decline of $66.9 million, or 24.9%, from revenues of $268.8 million in the first quarter of 2001.  The decline was due to certain revisions made in May 2001 to the original agreements executed in association with the acquisition of the Lucent Technologies’ Growing and Emerging Markets (“Lucent GEM”) business in March 2000, which eliminated minimum sales referral obligations of Avaya, Inc. (formerly Lucent Technologies) and increased the volume of higher-margin recurring revenue service maintenance contracts.  Continued challenging economic conditions throughout the economy, particularly in the telecommunications and technology sectors, also negatively impacted revenues.

                Cost of sales in the first quarter of 2002 were $124.8 million, a decline of $61.3 million from cost of sales in the first quarter of 2001 of $186.0 million.  The decrease in cost of sales principally resulted from the lower sales volumes noted above.  In addition, there has been an effort to shift the revenue mix from cost intensive lower-margin equipment sales to lower cost higher-margin maintenance and service sales.

                Gross margin in the first quarter of 2002 was  $77.2 million, a decline of $5.6 million compared to gross margin in the first quarter of 2001.  The decrease in gross margin resulted from the overall decline in sales volumes noted above.  As a percentage of revenues, gross margin improved from 30.8% in the first quarter of 2001 to 38.2% in the first quarter of 2002.  The improvement was principally a result of changes in sales mix by increasing maintenance and service revenues as compared to lower margin equipment sales. The sales mix changes are a result of the renegotiated Avaya agreement and a continued focus by management on growing higher margin recurring revenues.

                Operating expenses in the first quarter of 2002 were $79.9 million, a decline of $51.6 million from results in the first quarter of 2001.  Selling, general and administrative expenses declined $52.0 million to $68.5 million in the first quarter of 2002 from results for the first quarter of 2001.  Our communications segment workforce has been reduced by nearly 20% since the first quarter of 2001 resulting in savings within salary, benefits, travel and general overhead costs.  In addition, approximately $7 million of transition/integration expenses incurred in the first quarter of 2001 were nonrecurring in the first quarter of 2002.  In November 2001, Expanets installed an enterprise software system, the EXPERT system, and although additional costs have been incurred during 2002 to make the system fully operational, the system has eliminated redundant costs incurred under the former transition service agreements executed with Avaya as part of the original Lucent GEM acquisition.  The system is now fully operational and savings are expected to continue throughout 2002.  Management is focused on reducing overhead costs and discretionary spending wherever possible to further help bring expenses in line with the reduced sales volumes.  Depreciation expense increased $2.2 million to $4.5 million in the first quarter of 2002 compared to the first quarter of 2001 as a result of continued capital expenditures.  Amortization expense decreased $1.8 million in the first quarter of 2002 compared to the first quarter of 2001 due to implementation of SFAS No. 142 which has resulted in the discontinuance of a portion of the intangibles amortization.

                Operating losses in the first quarter of 2002 were $2.7 million, compared to operating losses of $48.7 million in the first quarter of 2001.  The reduction in losses resulted from the substantial decline in operating expenses, and was offset slightly by a reduction in gross margins.  Management expects to see continued operational improvements throughout 2002 as a result of continued focus on expense reductions and margin improvement.

HVAC SEGMENT OPERATIONS

                Revenues in the first quarter of 2002 were $94.5 million, a decline of $5.1 million, or 5.2%, from results in the first quarter of 2001.  Revenues from locations acquired subsequent to March 2001 contributed approximately $8.3 million to first quarter 2002 results, while revenues from existing locations declined $13.4 million from results in the first quarter of 2001.  The decrease in existing location revenues is a result of the exit of some business lines, mild weather, business seasonality and continued slow market conditions.

                Cost of sales in the first quarter of 2002 was $59.7 million, a decline of $2.8 million, or 4.4%, from results in the first quarter of 2001.  Costs of sales for newly acquired locations was approximately $3.6 million of costs in the first quarter of 2002 compared to the first quarter of 2001 while cost of sales within existing locations decreased $6.4 million in the first quarter of 2002 compared to the first quarter of 2001.  The reduction in costs was a result of the decreased sales activity which negatively impacted revenues as well.

                Gross margin in the first quarter of 2002 was $34.7 million, a decline of $2.4 million from results in the first quarter of 2001.  Gross margin from acquired locations contributed $3.6 million in the first quarter of 2002, but were more than offset by a $6.0 million decline in gross margin for existing locations in the first quarter of 2002 compared to the first quarter of 2001.  This decrease is a result of the revenue shortfalls noted above as costs were not reduced sufficiently to offset the revenue losses.  As a percentage of revenues gross margins declined slightly from 37.3% in the first quarter of 2001 to 36.8% in the first quarter of 2002.

                Operating expenses in the first quarter of 2002 were $38.4 million, a decline of $345,000, or 1.0%, in the first quarter of 2001.  Selling, general and administrative expenses increased $719,000 in the first quarter of 2002 from results in the first quarter of 2001.  Acquired locations added approximately $3.0 million of costs in the first quarter of 2002 while expenses within the existing locations decreased in the first quarter of 2002 as management focused on cost control in light of revenue reductions.  Corporate expenses increased slightly in the first quarter of 2002 as a result of increased business and travel and salary and benefit expenses.  Depreciation expense increased $489,000 in the first quarter of 2002 as compared to the first quarter of 2001 due to continued acquisition activity.  Amortization expense decreased $1.6 million during the first quarter of 2002 from results in the first quarter of 2001 as a result of discontinuance of a portion of the intangibles amortization.

                Operating losses in the first quarter of 2002 were $3.7 million, a decline of $2.0 million from results in the first quarter of 2001.  Gross margin shortfalls noted earlier within the existing locations were partially offset by a slight decrease in operating expenses. The first quarter is typically the slowest quarter in the HVAC industry, and management expects improved performance for the balance of 2002 from both margin improvements and further cost containment efforts.

ALL OTHER

                Revenues in the first quarter of 2002 increased $6.7 million to $10.1 million compared to the first quarter of 2001.  This growth is attributable to the addition of certain non-utility operations acquired with the Montana operations and improved market conditions in the previously owned operations.

                Cost of sales in the first quarter of 2002 was $5.6 million, an increase of $3.3 million over results in the first quarter of 2001.  This increase was, as with revenues, due to the addition of the Montana operations and improvement within the previously operated activities.

                Gross margin in the first quarter of 2002 was $4.5 million, an increase of $3.3 million over gross margins in the first quarter of 2001.  All of the growth was due to the addition of the Montana operations as the previously owned operations were basically flat between the quarters.

                Operating expenses in the first quarter of 2002 were $7.2 million, an increase of $1.1 million over results in the first quarter of 2001.  This increase resulted from the additional expenses attributable to the acquisition of the Montana operations, which were partially offset by a decrease in operating expenses within the corporate and previously owned operations as a result of lower salary and benefits and travel costs.

                Operating losses in the first quarter of 2002 were $2.7 million, a decline of $2.3 million from losses of $5.0 million in the first quarter of 2001.  The decline resulted primarily from reduced operating expenses within the corporate and previously owned operations as there was negligible operating income generated from the acquired Montana operations.

LIQUIDITY & CAPITAL RESOURCES

OPERATING ACTIVITIES

We generate cash to fund our operations through a combination of cash flows from current operations, the sale of our securities and our borrowing facilities.  Cash outflows for operations were $23.8 million in the first quarter of 2002 compared to inflows of $15.6 million in the first quarter of 2001.  The reduction in cash flows is principally a result of the increase in accounts receivable within our communications segment from the EXPERT system implementation and additional receivables added from the Montana operations where accounts receivable balances are higher due to heavier energy use for heating needs.  Our cash, cash equivalents and marketable securities totaled $217.8 million as of March 31, 2002 compared to $104.4 million as of March 31, 2001.  The increased balance is a result of excess cash invested from the Montana operations.

We expect to generate net positive cash flows from operations for the balance of 2002 and to fund our day to day operations through our operating cash flows and our current cash and cash equivalents.  Operating cash flows are expected to increase in 2002 as a result of our Operational Excellence initiatives, reduced integration and transition expenses and incremental operating cash flows from NorthWestern Energy’s Montana operations.

INVESTING AND FINANCING ACTIVITIES

                Cash flows used in investing activities were $501.4 million in the first quarter of 2002 compared to $26.8 million in the first quarter of 2001.  The increase was due to the acquisition of the Montana operations during the quarter.  Cash flows provided by financing activities were $608.6 million in the first quarter of 2002 compared to $6.5 million in the first quarter of 2001.  The increase was primarily due to proceeds received from our $720 million notes offering discussed below, which was used to pay our acquisition term loan used to finance the acquisition of the Montana operations, and the trust preferred securities offerings discussed below.

                On January 15, 2002, NorthWestern Capital Financing II sold 270,000 shares of its 8 ¼% trust preferred securities pursuant to an overallotment option.  We received $6.5 million in net proceeds from the offering, which we used for general corporate purposes and to repay a portion of the amounts outstanding under our old credit facility.  The 8 ¼% trust preferred securities will be redeemed either at maturity on December 15, 2031, or upon early redemption.

                On January 31, 2002, NorthWestern Capital Financing III sold 4.0 million shares of its 8.10% trust preferred securities, and on February 5, 2002, sold an additional 440,000 shares of its 8.10% trust preferred securities pursuant to an overallotment option. We received approximately $107.4 million in net proceeds from the offering, which we used for general corporate purposes and to repay a portion of the amounts outstanding under our old credit facility. The 8.10% trust preferred securities will be redeemed either at maturity on January 15, 2032, or upon early redemption.

                On February 15, 2002, in connection with our recently completed acquisition of The Montana Power Company’s energy distribution and transmission business, we assumed $488 million of debt and preferred stock net of cash received from The Montana Power Company and we drew down a $720 million term loan and $19 million swing line commitment under our $280.0 million revolving credit facility to fund our acquisition costs and repay borrowings of $132.0 million outstanding on our existing recourse bank credit facility.  The $488 million of assumed debt and preferred stock includes various series of mortgage bonds, pollution control bonds and notes that bear interest rates of between 5.90% to 8.95%. These include both secured and unsecured obligations with maturities that range from 2003 to 2026. The $280.0 million credit facility expires on February 14, 2003.  At March 31, 2002, we had no outstanding borrowings under our $280 million credit facility and $271.0 million available after consideration of letters of credit issued.

                On March 13, 2002, we issued $250 million 7 7/8% Notes due March 15, 2007, and $470 million 8 3/4% Notes due March 15, 2012, which resulted in net proceeds to us of $714.1 million.  We have applied these net proceeds together with available cash to fully repay and terminate the $720 million term loan portion of our credit facility.  On March 28, 2002 (effective April 3, 2002), we entered into two hedge agreements to effectively swap our fixed rate $250 million five-year notes to floating rate debt at LIBOR (London Interbank Offered Rate) plus an applicable spread.

                We intend to issue approximately $200.0 million in additional equity in 2002 and use the net proceeds to retire debt and for other corporate purposes.  Additional funding requirements, including funding new corporate investment and acquisition and growth ventures, may require us to incur additional debt or sell additional equity securities.

CAPITAL REQUIREMENTS

                We expect to fund our day-to-day operations through our operating cash flows and our current cash and cash equivalents. Our principal capital requirements include continued funding for growth of existing business segments; funding new corporate investment and development ventures; funding maintenance and expansion programs; funding debt and preferred stock retirements, sinking fund requirements, and the payment of dividends to our common shareholders, all of which may require us to incur additional debt or sell or issue additional equity securities.

                Maintenance capital expenditures for property, plant and equipment for the first quarter of 2002 and 2001 were $10.4 million and $10.6 million, respectively. We estimate that our maintenance capital expenditures for 2002 and 2003 to be $71.9 million and $76.5 million, respectively. Our maintenance capital expenditures are continually examined and evaluated and may be revised in light of changing business operating conditions, variations in sales, investment opportunities and other business factors.

                As of March 31, 2002, debt facilities totaling $315.3 million maintained by us or our subsidiaries will mature in 2002 and will need to be repaid or extended, including:

                Recourse debt:

•       $150.0 million floating rate notes due September 2002

•       $5.0 million 6.99% mortgage bond due September 2002

Nonrecourse debt:

•       $54.1 million nonrecourse term loan maintained by Montana Megawatts I, LLC due September 2002

•       $97.8 million nonrecourse line of credit between Expanets and Avaya, Inc. due December 31, 2002 with scheduled interim payments.

                We intend to finance these obligations in a number of ways, including the issuance of additional securities and by obtaining new credit arrangements. We intend to issue approximately $200.0 million in additional equity in 2002 and use the proceeds to retire debt and for other corporate purposes. However, there can be no assurance that we will be successful in our refinancing endeavors.

                Several of the maturing obligations are obligations of our subsidiaries. If the subsidiaries are unable to secure alternate financing, we may need to provide them with additional financing to repay these maturing obligations and to fund their operations.

                Blue Dot has expanded its operations by acquiring existing complementary businesses. These acquisitions have been funded, in part, through Blue Dot’s prior credit facility. Blue Dot is currently negotiating with various banks for a replacement facility. If Blue Dot is not able to secure an acceptable facility, it will be likely that we will need to provide Blue Dot with additional funding for acquisitions and general operating purposes.

                The maturity date of the line of credit provided to Expanets by Avaya for the purpose of financing purchases of Avaya products by Expanets was amended to extend repayment terns through December 31, 2002.  Under the amendment, no further borrowing may be made under this facility.  If Expanets defaults on this facility, we may be obligated to purchase up to $50 million of inventory and accounts from Avaya.

                Expanets is in the process of seeking an asset-based commercial credit facility to replace the Avaya line of credit and to provide operating capital to fund its day-to-day operations. If Expanets is unable to secure an acceptable facility, it will be likely that we will need to provide Expanets with additional funding for general operating purposes. Additionally, Expanets is in the process of implementing its new enterprise software system, which it calls the EXPERT system. We expect that Expanets will need to invest additional funds in the EXPERT system to fully implement it. We may need to provide Expanets with funding to complete this implementation.

                In July 2001, CornerStone formed a Special Committee of its Board of Directors to review the partnership operating plan and capital structure. CornerStone also announced it has engaged Credit Suisse First Boston Corporation to pursue the possible sale or merger of CornerStone. Based upon CornerStone’s current situation, it is impossible to predict CornerStone’s future capital expenditures or how CornerStone will obtain the necessary capital.  While the operations of CornerStone have been reflected in the March 2002 financial statements as Discontinued Operations, and the associated liabilities reflected as such, we have provided a guaranty for the entire $50.0 million bank credit facility CornerStone maintains.  The facility expires November 2003.  CornerStone has breached its covenants under this facility and through an amendment executed January 18, 2002, the facility was continued but Cornerstone’s ability to pay Minimum Quarterly Distributions to its common unit holders was suspended for the remaining term of the facility.  There were $10.7 million of borrowings outstanding under the facility at March 31, 2002.

                We will continue to review the economics of extending the maturity dates or refinancing short-term debt and retiring or refunding remaining long-term debt and preferred stock to provide financial flexibility and minimize long-term financing costs. We may continue to make investments in Blue Dot and Expanets. We have made $363.6 million in aggregate preferred stock investments in Expanets and $342.6 million in aggregate preferred stock investments in Blue Dot through March 31, 2002. Additionally, we have advanced $51.4 million in credit to Expanets during 2001 which is still outstanding as of March 31, 2002. Pursuant to our growth strategy, we have evaluated, and expect to continue to evaluate, possible acquisitions in related and other industries on an ongoing basis and at any given time may be engaged in discussion or negotiations with respect to possible acquisitions. Some of these acquisitions may be significant and might require us to raise additional equity and/or incur debt financings, which are subject to certain risks and uncertainties.

RISK FACTORS

                Operation of our businesses involves a number of risks. You should carefully consider the risk factors described below, as well as the other information included or incorporated by reference herein when considering investment in our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected.

                Our growth strategy is subject to risks and uncertainties, including those related to the integration of acquired businesses. A substantial part of our growth has been from acquisitions, and a substantial part of future growth in our utility business may come from acquisitions. Our growth strategy is subject to certain risks and uncertainties, including the future availability of market capital to fund development and acquisitions; our ability to develop and implement new growth initiatives; our ability to identify acquisition targets; our response to increased competition; our ability to attract, retain and train skilled team members; governmental regulations; and general economic conditions relating to the economy and capital markets.

                In addition, our acquisition activities involve the risk of successfully transitioning, integrating and managing acquired companies, including assessing the adequacy and efficiency of information, technical and accounting systems, business processes and related support functions and realizing cost savings and efficiencies from integration in excess of any related restructuring charges. In particular, the integration of our new Montana operations into our utility business may involve, among other things, integration of sales, marketing, billing, accounting, quality control, management, personnel, payroll, regulatory compliance and other systems and operating hardware and software, some of which may be incompatible with our existing systems and therefore may need to be replaced. In addition, Expanets is subject to risks associated with its continuing integration of the significant acquisition of the Lucent GEM business and other acquired businesses, including reliance upon transition services agreements entered into with the sellers of such businesses, substantial investments in corporate infrastructure systems to enable Expanets to terminate such transition services agreements and the integration of these systems into our existing operations, the successful integration of the much larger Lucent GEM business with the existing Expanets business, and the successful transition of the historical Lucent GEM business sales from voice equipment to relatively higher-margin integrated voice and data services solutions despite weakness in the communications and data sectors generally. The expansion of our operations may place significant strain on our management, financial and other resources. We could expend a substantial amount of time and capital integrating businesses that have been acquired or pursuing acquisitions we do not consummate, which could adversely affect our business, financial condition and results of operations.

                Many of our acquisitions at Expanets and Blue Dot have involved the issuance of common stock in those subsidiaries.  The common stock creates minority interests against which operating losses have been allocated.  As of March 31, 2002, however, no remaining minority interest basis existed upon which to allocate losses.  Accordingly, if such subsidiaries incur operating losses in the future, our share of any such losses will be recognized in our operating results.  (See Note 2, Nature of Operations, Basis of Consolidation and Minority Interests, to the consolidated financial statements).

                We are subject to risks associated with a changing economic environment. In response to the occurrence of several recent events, including the Sept. 11, 2001, terrorist attacks on the United States, the ongoing war against terrorism by the United States and the bankruptcy of Enron Corp., the financial markets have been disrupted in general, and the availability and cost of capital for our business and that of our competitors has been adversely affected. In addition, although we have no known exposure relating directly to Enron Corp. following its bankruptcy, the credit rating agencies have initiated a thorough review of the capital structure and earnings power of certain energy companies. These events could constrain the capital available to our industry and could adversely affect our access to funding for our operations, including the funding necessary to refinance our indebtedness that is scheduled to come due in 2002 and 2003 (see the discussion at Liquidity and Capital Resources).  See “We will need significant additional capital to refinance our indebtedness that is scheduled to mature and for other working capital purposes, which we may not be able to obtain.”  The achievement of our growth targets is dependent, at least in part, upon our ability to access capital at rates and on terms we determine to be acceptable. If our ability to access capital becomes significantly constrained, our financial condition and future results of operations could be significantly adversely affected.

                The insurance industry has also been disrupted by these events. As a result, the availability of insurance covering risks we and our competitors typically insure against may decrease. In addition, the insurance we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

                A downgrade in our credit rating could negatively affect our ability to access capital. Standard & Poor’s, Moody’s and Fitch rate our senior, unsecured debt at BBB with a negative outlook, Baa2 and BBB+, respectively. Although none of our debt instruments contain acceleration and repayment provisions in the event of a downgrade in our debt ratings by Standard & Poor’s, Moody’s or Fitch, if such a downgrade were to occur, particularly below investment grade, our borrowing costs would increase which would adversely impact our financial results and condition. In addition, we would likely be required to pay a higher interest rate in future financing, and our potential pool of investors and funding sources could decrease.

                We will need significant additional capital to refinance our indebtedness that is scheduled to mature and for other working capital purposes, which we may not be able to obtain. We have completed a number of financings during 2001 and the beginning of 2002. In addition, we will be required to obtain significant additional capital in 2002 and 2003 to execute our business plan, including for working capital purposes and to repay existing indebtedness scheduled to mature during the year.

                We intend to issue approximately $200.0 million in additional equity in 2002 and use the proceeds to retire debt and for other corporate purposes. We may also issue additional other debt or equity during the year for these purposes. Our ability to obtain additional financing will be dependent on a number of factors, including those discussed in these Risk Factors. We cannot assure you that we will be able to obtain such financing on acceptable terms and in adequate amounts to accomplish our objectives.

                We face uncertainty with respect to our ability to fully recover transition costs, the resolution of our default supply filings that are pending before the Montana Public Service Commission, or MPSC, and the outcome of other rate orders of the MPSC. Montana law requires that the MPSC determine the value of net unmitigable transition costs associated with the transformation of the Montana Power utility business from a vertically integrated electric service company to a utility providing only default supply and transmission and distribution services. The MPSC is also obligated to set a competitive transition charge to be included in distribution rates to collect those net transition costs. The majority of these transition costs relate to out-of-market power purchase contracts, which run through 2032, that the former owner of Montana Power LLC was required to enter into with certain “qualifying facilities” as established under the Public Utility Regulatory Policies Act of 1978. The former owner of Montana Power LLC estimated the pre-tax net present value of its transition costs to be approximately $304.7 million in a filing with the MPSC on October 29, 2001.

                On January 31, 2002, the MPSC approved a stipulation among the former owner of Montana Power LLC, us and a number of other parties, which, among other things approved our acquisition of the Montana Power utility business and among other things, conclusively established the pre-tax net present value of the transition costs relating to out-of-market power purchase contracts recoverable in rates to be approximately $244.7 million, or approximately $60.0 million less than the former owner of Montana Power LLC estimated in its initial filing with the MPSC. In addition, the stipulation set a fixed annual recovery for the transition costs beginning at $14.9 million in the first year after implementation and increasing up to $25.6 million in the fourth year and thereafter. Because the recovery stream as finalized by the stipulation is less than the total payments due under the out-of-market power purchase contracts, the difference must be mitigated or covered from other revenue sources. We estimate that the annual after tax differences will be approximately $1.9 million in 2002, increasing to a high of approximately $13.2 million in 2017. The aggregate after tax amount of the differences over the 28-year life of these contracts would be approximately $193.5 million. Although we believe we have opportunities to mitigate the impact of these differences, we cannot assure you that we will be successful. To the extent we are unable to mitigate these differences, our net income and financial condition could be adversely affected.

                On October 29, 2001, the former owner of Montana Power LLC filed with the MPSC its default supply portfolio, containing a mix of long and short-term contracts from new and existing generators. We expect that the costs of the default supply portfolio and a competitive transition charge for out-of-market costs will increase residential electric rates in Montana Power LLC’s service territories by approximately 20%. This filing seeks MPSC review of the supply portfolio to establish that the contracts meet applicable prudency standards and to establish default supply rates for customers who have not chosen alternate suppliers during the transition period ending on June 30, 2007. The MPSC has set a procedural schedule on the default supply portfolio and an order is expected in May 2002. If the MPSC does not approve the default supply portfolio, we may be required to seek alternate sources of supply. The MPSC could also disallow the recovery of the costs incurred in entering into the default supply portfolio if a determination is made that the contracts were not prudently entered into. A failure to recover such costs could adversely affect our net income and financial condition.

                On June 27, 2001, the MPSC issued an order, which, among other things, required that if the former owner of Montana Power LLC desired a power supply rate change at the end of its current rate moratorium in Montana on July 1, 2002, it was required to make a filing containing information that supports what rates would be if the regulatory system in place prior to deregulation remained intact. The former owner of Montana Power LLC did not make a filing by the required date, but instead filed a motion for reconsideration with the MPSC, which was subsequently denied. On September 6, 2001, the former owner of Montana Power LLC filed a complaint against the MPSC in Montana state court in Helena, Montana. disputing this order as having no basis under applicable law. We believe that approval by the MPSC of cost recovery for the default supply portfolio discussed above will resolve this matter. We cannot predict the ultimate outcome of this matter or its potential effect on our financial position or results of operations.

                Our utility business is subject to extensive environmental regulations and potential environmental liabilities, which could result in significant costs and liabilities. Our utility business is subject to extensive regulations imposed by federal, state and local government authorities in the ordinary course of day-to-day operations with regard to the environment, including environmental regulations relating to air and water quality, solid waste disposal and other environmental considerations. Many of these environmental laws and regulations create permit and license requirements and provide for substantial civil and criminal fines which, if imposed, could result in material costs or liabilities. We regularly monitor our operations to prevent adverse environmental impacts. We may be required to make significant expenditures in connection with the investigation and remediation of alleged or actual spills and the repair and upgrade of our facilities in order to meet future requirements under environmental laws. Most of our generating capacity is coal burning, which we own in partnership with several other public utilities.

                The Clean Air Act Amendments of 1990, which prescribe limitations on sulfur dioxide and nitrogen oxide emissions from coal-fired power plants, required reductions in sulfur dioxide emissions at our Big Stone plant, in which we own an approximate 23.49% interest, beginning in the year 2000. The Clean Air Act also contains a requirement for future studies to determine what, if any, limitations and controls should be imposed on coal-fired boilers to control emissions of certain air toxics, including mercury. Because of the uncertain nature the air toxic emission limits and the potential for development of more stringent emission standards in general, we cannot reasonably determine the additional costs we may incur under the Clean Air Act.

                In addition, the U.S. Environmental Protection Agency, or the EPA, listed the Milltown Reservoir, which sits behind a hydroelectric dam owned by Montana Power LLC, on its Superfund National Priority List in 1983 as a result of the collection of toxic heavy metals in the silts. The Atlantic Richfield Company, or ARCO, as successor to the Anaconda Company and a number of small mining companies, has been named as the Potentially Responsible Party, or PRP, with responsibility for completing the remedial investigation and feasibility studies and conducting site cleanup, under the EPA’s direction. The former owner of Montana Power LLC was not identified as a PRP because it is exempt from liability for cleanup by virtue of a special statutory exemption. By virtue of its acquisition of the Montana Power utility business and the dam, Montana Power LLC (now NorthWestern Energy LLC) succeeded to similar protection under this statutory exception. ARCO has argued that the former owner of Montana Power LLC should be considered a PRP and threatened to challenge its exempt status. The EPA has taken no position. ARCO and the former owner of Montana Power LLC entered into a settlement agreement to limit the former owner’s (and now NorthWestern Energy LLC’s) potential liability, costs and ongoing operating expenditures, provided that the EPA selects a remedy that leaves the dam and sediments in place in its final Record of Decision. The final Record of Decision is not expected to be issued until late 2002 or early 2003. Depending on the outcome of that decision, we may be required to defend our exempt position. We cannot assure you that we will not incur costs or liabilities associated with the Milltown Dam site in the future, some of which could be significant. To the extent we incur liabilities greater than our reserve, our financial condition and results of operations could be adversely affected.

                Our operating results may fluctuate on a seasonal and quarterly basis. Our electric and gas utility business, our propane operations and to a lesser extent, Blue Dot’s HVAC business are seasonal businesses, and weather patterns can have a material impact on their operating performance. Because natural gas and propane are heavily used for residential and commercial heating, the demand for these products depends heavily upon weather patterns throughout our market areas, and a significant amount of natural gas and propane revenues are recognized in the first and fourth quarters related to the heating season. Demand for electricity is often greater in the summer and winter months associated with cooling and heating. Similarly, Blue Dot’s business is subject to seasonal variations in certain areas of its service lines, with demand for residential HVAC services generally higher in the second and third quarters. Accordingly, our operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer. We expect that unusually mild winters and summers in the future will have an adverse effect on our results of operations and financial condition.

                Changes in commodity prices may increase our cost of producing and distributing electricity and distributing natural gas and propane or decrease the amount we receive from selling electricity, natural gas and propane, adversely affecting our financial performance and condition. To the extent not covered by long-term fixed price purchase contracts, we are exposed to changes in the price and availability of coal because most of our generating capacity is coal-fired. Changes in the cost of coal and changes in the relationship between those costs and the market prices of power may affect our financial results. In addition, natural gas and propane are commodities, the market price of which can be subject to volatile changes in response to changes in the world crude oil market, refinery operations, supply or other market conditions. Because the rates at which we sell electricity and natural gas are set by state regulatory authorities, and because there may be delays in implementing price increases to propane customers, we may not be able to immediately pass on to our retail customers rapid increases in the wholesale cost of such commodities, which could reduce our profitability.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

                On one or more occasions, we may make statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included or incorporated by reference in this Form 10-Q, including, without limitation, the statements in this Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and statements located elsewhere in this form 10-Q or incorporated by reference therein or herein relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

                Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved.

                In addition to other factors and matters discussed elsewhere in our quarterly, annual and current reports that we file with the SEC, and which are incorporated by reference into this Form 10-Q, some important factors that could cause actual results or outcomes for NorthWestern or our subsidiaries to differ materially from those discussed in forward-looking statements include, the adverse impact of weather conditions; unscheduled generation outages; maintenance or repairs; unanticipated changes to fossil fuel or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; developments in the federal and state regulatory environment and the terms associated with obtaining regulatory approvals; costs associated with environmental liabilities and compliance with environmental laws; the rate of growth and economic conditions in our service territories and those of our subsidiaries; the speed and degree to which competition enters the industries and markets in which our businesses operate; the timing and extent of changes in interest rates and fluctuations in energy-related commodity prices; risks associated with acquisitions, transition and integration of acquired companies, including implementation of information systems and realizing efficiencies in excess of any related restructuring charges; reduction of minority interest basis requiring us to recognize an increased share of operating losses at certain of our subsidiaries; our ability to recover transition costs; approval of our default supply contract portfolio by the MPSC; disruptions and adverse effects in the capital market due to the changing economic environment; our credit ratings with Moody’s, Standard & Poor’s and Fitch; changes in customer usage patterns and preferences; and changing conditions in the economy, capital markets and other factors identified from time to time in our filings with the SEC.

                Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have market risk from our variable interest rate debt instruments and commodity price risk in our cost of producing and distributing electricity and distributing natural gas and propane.  We may selectively use financial instruments to manage these risks.  We do not enter into financial instruments for speculative or trading purposes.  Additional information regarding our risks is included under “Risk Factors — Changes in commodity prices may increase our cost of producing and distributing electricity and distributing natural gas and propane or decrease the amount we receive from selling electricity, natural gas and propane, adversely affecting our financial performance and condition”; and “Management’s Discussion and Analysis” of our 2001 Annual Report and Note 1, Significant Accounting Policies, Derivative Financial Instruments, to our annual consolidated financial statements contained in our 2001 Annual Report which have been filed with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We and our partner entities are parties to various pending proceedings and lawsuits, but in the judgment of our management, the nature of such proceedings and suits and the amounts involved do not depart from the routine litigation and proceedings incident to the kinds of business we conduct, and management believes that such proceedings will not result in any material adverse impact on us.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                                None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The election of three directors to Class II of the Board of Directors was submitted to stockholders in the Corporation’s proxy statement.  At the annual meeting of common stockholders held on May 1, 2002, the three nominees were elected, receiving the following votes:  Richard R. Hylland 22,835,457; Jerry W. Johnson 22,866,880; and Larry F. Ness 22,887,936.

ITEM 5.  OTHER INFORMATION

                                None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

None.

(b)           Reports on Form 8-K

We filed a Current Report on Form 8-K with the SEC on January 22, 2002, to file as exhibits under Item 5 a copy of the Company’s press release dated January 18, 2002, announcing that the Company anticipated its earnings per share from continuing operations would be within the range of analysts’ estimates for its fourth quarter and year ended December 31, 2001, and a copy of CornerStone’s press release dated January 18, 2002 announcing that the board of directors of its managing general partner had determined that it is in the best interests of CornerStone’s unitholders to consider strategic opportunities, including a possible sale or merger of CornerStone. NorthWestern owns approximately 30% of CornerStone, which the Company operates through one of its subsidiaries that serves as CornerStone’s managing general partner.

We filed a Current Report on Form 8-K with the SEC on January 28, 2002, (a) to cause certain pro forma information contained in the 424(b) prospectus with respect to the sale of an aggregate of 4,000,000 of NorthWestern Capital Financing III’s 8.10% Trust Preferred Securities, with an overallotment option of up to an aggregate of 600,000 additional Trust Preferred Securities of NorthWestern Capital Financing III, attached as an exhibit to such Form 8-K, to be incorporated by reference into the prospectuses relating to the securities offered under effective Registration Statements Nos. 333-64113, 333-80817 and 333-80819, and (b) to file as exhibits under Item 5 a copy of such pro forma information and updated Statements of Eligibility under the Trust Indenture Act of 1939 on Forms T-1 for Wilmington Trust Company.

We filed a Current Report on Form 8-K with the SEC on January 29, 2002, to (a) file as exhibits under Item 5 a copy of the Company’s press release dated January 29, 2002, announcing that the Montana Public Service Commission unanimously approved the Company’s pending acquisition of The Montana Power Company’s energy transmission and distribution business of which the Montana Public Service Commission’s formal order was expected on January 31, 2002 and (b) disclose that subsequent to the issuance of the Company’s press release, the Federal Trade Commission granted the Company’s request for early termination under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, effective January 29, 2002.

We filed a Current Report on Form 8-K with the SEC on January 31, 2002, to cause (a) the Underwriting Agreement, dated as of January 24, 2002, with Morgan Stanley & Co. Incorporated, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Smith Barney Inc., as Representatives of the Underwriters named in the Underwriting Agreement, for the sale of an aggregate of 4,000,000 shares of NorthWestern Capital Trust III, 8.10% Trust Preferred Securities (Liquidation Amount $25 per Trust Preferred Security), with an overallotment option for up to an aggregate of 600,000 additional Trust Preferred Securities, and (b) the opinions and consents of Paul, Hastings, Janofsky & Walker LLP and Richards, Layton & Finger, P.A., to be incorporated into the effective Registration Statements Nos. 333-58491 and 333-82707 by reference.

We filed a Current Report on Form 8-K with the SEC on February 7, 2002, to file as an exhibit under Item 5 a copy of the Company’s press release dated February 7, 2002, discussing results for the fourth quarter of 2001 and for the full year of 2001.

We filed a Current Report on Form 8-K with the SEC on March 1, 2002, to file as an exhibit under Item 5 a copy of the Company’s press release, dated March 1, 2002, announcing the Company’s intent to offer $700,000,000 estimated aggregate principal amount of its Senior Notes , in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended.

We filed a Current Report on Form 8-K with the SEC on March 4, 2002, to (a) file as an exhibit a copy of NorthWestern’s press release dated February 15, 2001, relating to the purchase of The Montana Power, L.L.C. and (b) file as an exhibit under Item 5 incorporating by reference into the prospectuses relating to Securities offered by NorthWestern under its effective Registration Statements Nos. 333-58491, 333-64113, 333-80817, 333-80819 and 333-82707, certain historical audited financial statements for

NorthWestern and for the Utility of The Montana Power Company as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 and Unaudited Pro Forma Combined Financial Information of NorthWestern and The Montana Power, L.L.C. as of and for the year ended December 31, 2001, with respect to the recent closing of the acquisition of The Montana Power, L.L.C.  Also included as exhibits under Item 5 are the consent of Arthur Andersen, LLP with regards to the audited financial statements of NorthWestern Corporation,  and the consent of PricewaterhouseCoopers LLP with regards to the audited financial statements of The Montana Power Company, L.L.C.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWESTERN CORPORATION
(Registrant)

Date:	May 15, 2002	/s/ Kipp D. Orme
Vice President — Finance
Chief Financial Officer