Form 10-Q
period 2002-06-30
NORTHWESTERN CORP
filed 2002-08-14
CIK 73088

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

Common Stock, Par Value $1.75

27,396,762 outstanding at August 12, 2002

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

June 30, 2002

December 31, 2001

ASSETS

Current Assets:

Cash and cash equivalents	$79,717	$37,158
Accounts receivable, net	379,121	260,486
Inventories	75,058	79,719
Other	88,131	69,486
Current assets of discontinued operations	45,408	181,697
Total current assets	667,435	628,546

Property, Plant, and Equipment, Net	1,782,676	496,241

Goodwill and Other Intangible Assets, Net	660,360	640,590

Other:
Investments	93,499	62,959
Regulatory assets	94,433	20,415
Deferred tax asset	12,825	17,374
Other	104,836	73,413
Noncurrent assets of discontinued operations	673,461	695,197
Total assets	$4,089,525	$2,634,735

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$173,933	$155,000
Current maturities of long-term debt of subsidiaries – nonrecourse	7,125	22,817
Short-term debt of subsidiaries-nonrecourse	130,350	178,628
Accounts payable	99,048	122,266
Accrued expenses	413,848	216,345
Current liabilities of discontinued operations	87,321	230,070
Total current liabilities	911,625	925,126

Long-term Debt	1,396,914	373,350
Long-term Debt of Subsidiaries – nonrecourse	36,933	37,999
Other Noncurrent Liabilities	369,132	75,040
Noncurrent Liabilities and Minority Interests of Discontinued Operations	632,481	605,325
Total liabilities	3,347,085	2,016,840

Minority Interests	11,106	30,067

Preferred Stock, Preference Stock, and Preferred Securities:
Preferred stock – 4 ½% series	2,600	2,600
Redeemable preferred stock – 6 ½% series	1,150	1,150
Preference stock	—	—
Corporation obligated mandatorily redeemable preferred securities of subsidiary trusts	370,250	187,500
Total preferred stock, preference stock and preferred securities	374,000	191,250

Shareholders’ Equity:
Common stock, par value $1.75; authorized 50,000,000 shares; issued and outstanding 27,396,762	47,942	47,942
Paid-in capital	240,891	240,797
Treasury stock, at cost	(3,500)	(3,681)
Retained earnings	67,432	112,307
Accumulated other comprehensive income (loss)	4,569	(787)
Total shareholders’ equity	357,334	396,578
Total liabilities and shareholders’ equity	$4,089,525	$2,634,735

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Amounts)

Three Months Ended June 30

Six Months Ended June 30

	2002	2001	2002	2001
OPERATING REVENUES	$515,652	$476,846	$995,765	$954,438

COST OF SALES	261,740	288,008	531,431	610,456

GROSS MARGIN	253,912	188,838	464,334	343,982

OPERATING EXPENSES
Selling, general and administrative	172,831	170,726	320,981	343,541
Depreciation	25,424	9,739	45,959	18,727
Amortization of intangibles	6,841	11,608	13,930	22,051
	205,096	192,073	380,870	384,319

OPERATING INCOME (LOSS)	48,816	(3,235)	83,464	(40,337)

Interest Expense, Net	(31,063)	(11,689)	(52,749)	(24,082)
Investment Income and Other	(2,497)	1,675	(1,803)	2,853

Income (Loss) Before Income Taxes and Minority Interests	15,256	(13,249)	28,912	(61,566)

Benefit (Provision) for Income Taxes	(2,466)	(3,781)	(7,077)	11,893

Income (Loss) Before Minority Interests	12,790	(17,030)	21,835	(49,673)

Minority Interests in Net Loss of Consolidated Subsidiaries	8,100	29,857	23,014	75,693

Income from Continuing Operations	20,890	12,827	44,849	26,020

Discontinued Operations, Net of Taxes and Minority Interests	(5,086)	(2,047)	(45,086)	3,149

Income (Loss) before Extraordinary Item	15,804	10,780	(237)	29,169

Extraordinary Item, Net of Tax of $7,241	—	—	(13,447)	—

Net Income (Loss)	15,804	10,780	(13,684)	29,169

Minority Interests on Preferred Securities of Subsidiary Trusts	(7,474)	(1,650)	(13,699)	(3,300)

Dividends on Preferred Stock	(48)	(48)	(96)	(96)

Earnings (Loss) on Common Stock	$8,282	$9,082	$(27,479)	$25,773

Average Common Shares Outstanding	27,397	23,669	27,397	23,552

Earnings (Loss) per Average Common Share:
Continuing operations	$0.49	$0.47	$1.13	$0.96
Discontinued operations	$(0.19)	$(0.09)	$(1.65)	$0.13
Extraordinary item	$—	$—	$(0.49)	$—
Basic	$0.30	$0.38	$(1.01)	$1.09

Continuing operations	$0.49	$0.47	$1.13	$0.95
Discontinued operations	$(0.19)	$(0.09)	$(1.65)	$0.13
Extraordinary item	$—	$—	$(0.49)	$—
Diluted	$0.30	$0.38	$(1.01)	$1.08

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended June 30
	2002	2001
Operating Activities:
Net Income (Loss)	$(13,684)	$29,169
Items not affecting cash:
Depreciation	45,959	18,727
Amortization	13,930	22,051
Loss on discontinued operations	45,086	—
Extraordinary item, net of taxes	13,447	—
Deferred income taxes	1,928	(87)
Minority interests in net losses of consolidated subsidiaries	(23,014)	(75,693)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(37,078)	16,827
Inventories	21,733	8,964
Other current assets	9,761	(5,058)
Accounts payable	(46,311)	22,598
Accrued expenses	24,246	(4,238)
Change in noncurrent assets	4,388	3,819
Change in noncurrent liabilities	(15,394)	713
Other, net	12,273	(267)
Cash flows provided by continuing operations	57,270	37,525
Change in net assets of discontinued operations	(2,654)	23,509
Cash flows provided by operating activities	54,616	61,034

Investment Activities:
Property, plant and equipment additions	(21,749)	(20,486)
Proceeds from sale of assets	22,441	—
Purchase of noncurrent investments and assets, net	(12,641)	(2,487)
Acquisitions and growth expenditures, net of cash received	(559,909)	(40,368)
Cash flows used in investing activities	(571,858)	(63,341)

Financing Activities:
Dividends on common and preferred stock	(17,492)	(14,108)
Minority interest on preferred securities of subsidiary trusts	(13,699)	(3,300)
Issuance of long-term debt	719,118	—
Issuance of preferred securities of subsidiary trusts	117,750	—
Repayment of long-term debt	(2,009)	—
Line of credit (repayments) borrowings, net	(132,000)	66,700
Financing costs	(34,194)	—
Subsidiary repurchase of minority interests	(15,660)	(13,368)
Line of credit repayments of subsidiaries, net	(12,951)	(8,578)
Issuance of nonrecourse subsidiary debt	179	597
Repayment of nonrecourse subsidiary debt	(57,119)	(11,078)
Proceeds from termination of hedge	7,878	—
Cash flows provided by financing activities	559,801	16,865

Increase in Cash and Cash Equivalents	42,559	14,558
Cash and Cash Equivalents, beginning of period	37,158	43,385
Cash and Cash Equivalents, end of period	$79,717	$57,943

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income Taxes	$(5,846)	$6,537
Interest	$32,542	$27,242
Non-cash transactions:
Debt assumed in acquisitions	$511,104	$40
Assets acquired in exchange for debt	$350	$12,622
Inventory purchased using short-term debt	$—	$66,404
Interest capitalized for internally developed software	$1,148	$—
Discount on subordinated note	$1,467	$—
Subsidiary stock issued for acquisitions	$8,100	$4,892
Exchange of warrants for common stock	$—	$6,795

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Reference is made to Notes to Financial Statements

included in the Company’s Annual Report)

(1)                                 Management’s Statement –

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

(2)                                 Nature of Operations, Basis of Consolidation and Minority Interests -

The Corporation is a service and solutions company providing integrated energy, communications, air conditioning, heating, ventilation, plumbing and related services and solutions to residential and business customers throughout North America.  A division of the Corporation (NorthWestern Energy) is engaged in the regulated energy business of production, purchase, transmission, distribution and sale of electricity and the delivery of natural gas to customers located in the upper Midwest region of the United States.  The Corporation has investments in Expanets, Inc. (“Expanets”), a leading provider of networked communications and data services and solutions to medium-sized businesses nationwide; Blue Dot Services, Inc. (“Blue Dot”), a national provider of air conditioning, heating, plumbing and related services (“HVAC”); and CornerStone Propane Partners, L.P. (“CornerStone”), a publicly traded Delaware master limited partnership, formed to engage in the retail propane and wholesale energy-related commodities distribution business throughout North America.

The accompanying consolidated financial statements include the accounts of the Corporation and all wholly and majority-owned or controlled subsidiaries.  The financial statements of Expanets, Blue Dot, and CornerStone are included in the accompanying consolidated financial statements, and therefore included in referencing to “subsidiaries,” by virtue of the voting and control rights.  All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.  The operations of CornerStone and the Corporation’s interest in CornerStone have been reflected in the consolidated financial statements as Discontinued Operations (see Note 4, Discontinued Operations, for further discussion).

Many of the Corporation’s acquisitions at Expanets and Blue Dot have involved the issuance of common and junior preferred stock in those subsidiaries to the sellers of the acquired businesses.  The Corporation’s investments in Expanets and Blue Dot are principally in the form of senior preferred stock with voting control and a liquidation preference over the common and junior preferred stock.  We are required to consolidate the financial results of Expanets and Blue Dot because of our voting control.  The common and preferred stock issued to third parties in connection with acquisitions creates minority interests which are junior to our preferred stock interests and against which operating losses have been allocated.

The income or loss allocable to minority interests will vary depending on the underlying profitability of the consolidated subsidiaries.  Losses allocable to minority interests, which include the effect of dividends on the outstanding preferred stock owned by the Corporation and applicable allocations from the Corporation, are charged to minority interests.  Losses are allocated to minority interests to the extent they do not exceed the minority interest in the equity capital of the subsidiary, after giving effect for any exchange agreements.  Losses in excess of the minority interests are allocated to the Corporation.

Losses allocated to Minority Interests were $23.0 million and $75.7 million for the six months ended June 30, 2002 and 2001, respectively.  Minority Interests balances were $11.1 million at June 30, 2002 and $30.1 million at Dec. 31, 2001.  The Corporation will recognize future losses of the subsidiaries to the extent these losses exceed the Minority Interest balance after any effects of exchange agreements, totaling $11.1 million as of June 30, 2002.  Accordingly, based on the capital structures of Expanets and Blue Dot at June 30, 2002, all losses at Expanets and Blue Dot will be allocated to the Corporation, unless additional minority interest is issued as a result of new acquisitions.

(3)                                 Acquisitions

On February 15, 2002, the Corporation completed the asset acquisition of The Montana Power Company’s energy distribution and transmission business for $602.0 million in cash and the assumption of $488.0 million in existing Montana Power Company debt and mandatorily redeemable preferred securities of subsidiary trusts (net of cash received). As a result of the acquisition, the Corporation is now a provider of natural gas and electricity to more than 590,000 customers in Montana, South Dakota and Nebraska and has the capacity to provide service to wider regions of the country.  For accounting convenience, due to the burden of a mid-month closing, both parties agreed to an effective date for the sale of January 31, 2002.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of February 1, 2002.  The Corporation is in the process of obtaining third-party valuations of certain tangible assets, intangible assets and liabilities; thus, the allocation of the purchase price is subject to refinement, generally within one year of the date of acquisition.  Final allocations will separate between any goodwill, intangible assets subject to amortization and those that are not, useful lives and tax deductibility.

(in thousands)	February 1, 2002
Cash	$100,644
Other current assets	84,482
Property, plant and equipment	1,306,299
Other	135,377
Total assets acquired	$1,626,802

Current liabilities	$219,168
Long-term debt	427,711
Mandatorily redeemable preferred securities of subsidiary trusts	65,000
Other	336,283
Total liabilities assumed	1,048,162

Net assets acquired	$578,640

The following unaudited pro forma results of consolidated operations for the six months ended June 30, 2002, give effect as if the acquisition had occurred as of January 1, 2002 (in thousands except per share amounts):

Six Months Ended June 30, 2002
Revenues	$1,059,728
Net Loss	$(8,464)
Diluted earnings per share	$(0.86)

(4)                                 Discontinued Operations -

The Corporation owns an effective 30% interest in CornerStone through subordinated units, a 2% aggregate general partner interest, 379,438 common units and all outstanding warrants.  On January 18, 2002, the board of directors of the general partner of CornerStone announced that it had retained Credit Suisse First Boston Corporation to review strategic options, including the possible sale or merger of CornerStone.  Accordingly, the Corporation has adopted discontinued operations accounting for its CornerStone interests.  Accordingly, the assets, liabilities and results of operations of CornerStone and those representing the Corporation’s interests in Cornerstone are presented as discontinued operations in the consolidated financial statements.  Subsequently, on August 5, 2002, CornerStone announced that it had elected not to make an interest payment aggregating approximately $5.6 million on three classes of its senior secured notes, which was due on July 31, 2002, and was continuing to review financial restructuring and strategic options, including the potential commencement of a Chapter 11 case under the United States Bankruptcy Code.  After this announcement, the New York Stock Exchange announced that it had suspended trading in CornerStone’s publicly traded partnership units and would seek to delist the partnership units due to their low price and CornerStone’s decision not to make the scheduled interest payments.  The Corporation will continue to evaluate CornerStone’s financial restructuring and the impact upon creditors of CornerStone, including the Corporation, and expects to reflect any resulting financial implication in its third quarter 2002 results.  During first quarter 2002, the Corporation recognized a loss from discontinued operations of $40.0 million.  This was comprised of a write-down of its investment in CornerStone of $41.7 million, which was partially offset by income (net of taxes and minority interests) of $1.7 million for first quarter 2002.  Subsequent losses of $5.1 million (net of taxes and minority interests) for the quarter ended June 30, 2002 have increased the amount of the recognized loss to $45.1 million.  Summary financial information is as follows (in thousands):

	June 30, 2002	December 31, 2001

Accounts receivable, net	$20,090	$121,843
Other current assets	25,318	59,854
Current assets of discontinued operations	$45,408	$181,697

Property, plant and equipment, net	$306,373	$322,126
Goodwill and other intangibles, net	332,883	339,058
Other noncurrent assets	34,205	34,013
Noncurrent assets of discontinued operations	$673,461	$695,197

Accounts payable	$30,043	$142,578
Other current liabilities	57,278	87,492
Current liabilities of discontinued operations	$87,321	$230,070

Long-term debt	$422,147	$424,524
Minority interests	143,179	153,245
Other noncurrent liabilities	67,155	27,556
Noncurrent liabilities and minority interests of discontinued operations	$632,481	$605,325
Partners' capital of discontinued operations	$(933)	$41,449

	Three months ended
	June 30, 2002	June 30, 2001

Revenues	$64,419	$554,740
Loss before income taxes and minority interests	$(25,191)	$(17,140)
Loss from discontinued operations, net of income taxes and minority interests	$(5,086)	$(2,047)

	Six months ended
	June 30, 2002	June 30, 2001

Revenues	$341,659	$1,573,837
Income (loss)before income taxes and minority interests	$(14,721)	$5,080
Income (loss) from discontinued operations, net of income taxes and minority interests	$(45,086)	$3,149

The Corporation has provided a guaranty of CornerStone's $50 million credit facility.  At June 30, 2002, $17.7 million was outstanding under CornerStone's credit facility, along with $8.3 million in letters of credit.

A provision for loss on discontinued operations as of June 30, 2002 has been included based on management’s best estimates as of June 30, 2002 of the amounts expected to be realized on the disposition of its investment.  The amount the Corporation will ultimately realize could differ from the assumptions currently used in arriving at the anticipated loss.

(5)                                 Supplemental Guarantor Financial Information

The $65 million of 8.45% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS) of Montana Power Capital I; which were assumed as part of the Montana Power acquisition, have been guaranteed by the Corporation.  As guarantor, we provide an unconditional guarantee, on an unsecured junior subordinated basis, of payment on these securities.  The following presents condensed consolidating financial statements as of June 30, 2002 and for the quarters then ended.

Income Statement Consolidating Schedule

Three Months Ended June 30, 2002

(in thousands)

	Parent and Consolidated Subsidiaries	NW Energy LLC	Eliminations	Total
Operating Revenues	$378,313	$137,339	$—	$515,652
Cost of Sales	218,122	43,618	—	261,740

Gross Margin	160,191	93,721	—	253,912

Selling, general, & administrative	118,129	54,702	—	172,831
Depreciation	13,522	11,902	—	25,424
Amortization of intangibles	6,841	—	—	6,841

Operating income (loss)	21,699	27,117	—	48,816

Interest expense	(13,742)	(17,321)	—	(31,063)
Investment income and other	(3,194)	697	—	(2,497)

Income (loss) before taxes and minority interests	4,763	10,493	—	15,256
Benefit (provision) for taxes	1,140	(3,606)	—	(2,466)

Income (loss) before minority interests	5,903	6,887	—	12,790

Minority interests	8,100	—	—	8,100

Income from continuing operations	14,003	6,887	—	20,890

Discontinued operations, net of tax and minority interests	(5,086)	—	—	(5,086)

Net income	8,917	6,887	—	15,804

Minority interest on preferred securities of subsidiary trusts	(6,100)	(1,374)	—	(7,474)
Dividends on cumulative preferred stock	(48)	—	—	(48)

Earnings on common stock	$2,769	$5,513	$—	$8,282

Income Statement Consolidating Schedule

Six Months Ended June 30, 2002

(in thousands)

	Parent and Consolidated Subsidiaries	NW Energy LLC	Eliminations	Total
Operating Revenues	$747,736	$248,029	$—	$995,765
Cost of Sales	448,291	83,140	—	531,431

Gross Margin	299,445	164,889	—	464,334

Selling, general, & administrative	234,191	86,790	—	320,981
Depreciation	25,184	20,775	—	45,959
Amortization of intangibles	13,930	—	—	13,930

Operating income (loss)	26,140	57,324	—	83,464

Interest expense	(22,290)	(30,459)	—	(52,749)
Investment income and other	(2,925)	1,122	—	(1,803)

Income (loss) before taxes and minority interests	925	27,987	—	28,912
Benefit (provision) for taxes	3,037	(10,114)	—	(7,077)

Income (loss) before minority interests	3,962	17,873	—	21,835

Minority interests	23,014	—	—	23,014

Income from continuing operations	26,976	17,873	—	44,849

Discontinued operations, net of tax and minority interests	(45,086)	—	—	(45,086)

Income (loss) on extraordinary item	(18,110)	17,873	—	(237)

Extraordinary item, net of tax $7,241	(13,447)	—	—	(13,447)

Net income (loss)	(31,557)	17,873	—	(13,684)

Minority interest on preferred securities of subsidiary trusts	(11,410)	(2,289)	—	(13,699)
Dividends on cumulative preferred stock	(96)	—	—	(96)

Earnings (loss) on common stock	$(43,063)	$15,584	$—	$(27,479)

Balance Sheet Consolidating Schedules

June 30, 2002

(in thousands)

	Parent and Consolidated Subsidiaries	NW Energy LLC	Eliminations	Total
Assets
Cash	$40,618	$39,099	$—	$79,717
Accounts receivable, net	327,130	51,991	—	379,121
Accounts receivable, related	(42,125)	42,125	—	—
Inventories	61,395	13,663	—	75,058
Other	69,045	19,086	—	88,131
Current assets of discontinued operations	45,408	—	—	45,408
Total current assets	501,471	165,964	—	667,435

Property, plant and equipment, net	498,820	1,283,856	—	1,782,676
Goodwill and other intangibles assets, net	653,042	7,318	—	660,360

Other:
Investments	66,742	26,757	—	93,499
Investments, related	594,225	—	(594,225)	—
Other	114,948	97,146	—	212,094
Noncurrent assets of discontinued operations	673,461	—	—	673,461
Total assets	$3,102,709	$1,581,041	$(594,225)	$4,089,525

Liabilities and Shareholders’ Equity
Current maturities of long-term debt	$155,000	$18,933	$—	$173,933
Current maturities of long-term debt, nonrecourse	7,125	—	—	7,125
Short-term debt, nonrecourse	130,350	—	—	130,350
Accounts payable	71,999	27,049	—	99,048
Accrued expenses	259,350	154,498	—	413,848
Current liabilities of discontinued operations	87,321	—	—	87,321
Total current liabilities	711,145	200,480	—	911,625

Long-term debt	971,585	425,329	—	1,396,914
Long-term debt of subsidiaries, nonrecourse	36,933	—	—	36,933
Other noncurrent liabilities	73,181	295,951	—	369,132
Noncurrent liabilities & minority interests of discontinued operations	632,481	—	—	632,481
Total liabilities	2,425,325	921,760	—	3,347,085

Minority interests	11,106	—	—	11,106

Preferred stock, 4 ½% series	2,600	—	—	2,600
Redeemable preferred stock, 6 ½% series	1,150	—	—	1,150
Corporation obligated mandatorily redeemable preferred securities of subsidiary trusts	305,250	65,000	—	370,250
	309,000	65,000	—	374,000

Shareholders’ equity:
Common stock	47,942	—	—	47,942
Paid-in capital	240,891	—	—	240,891
Treasury stock	(3,500)	—	—	(3,500)
Retained earnings	67,432	594,225	(594,225)	67,432
Accumulated other comprehensive income (loss)	4,513	56	—	4,569
Total shareholders’ equity	357,278	594,281	(594,225)	357,334

Total liabilities and shareholders’ equity	$3,102,709	$1,581,041	$(594,225)	$4,089,525

Cash Flow Statement Consolidating Schedule
Six Months Ended June 30, 2002

(in thousands)

	Parent and Consolidated Subsidiaries	NW Energy LLC	Eliminations	Total
Operating Activities
Net income (loss)	$(29,268)	$15,584	$—	$(13,684)
Items not affecting cash:
Depreciation and amortization	39,114	20,775	—	59,889
Loss on discontinued operations	45,086	—	—	45,086
Extraordinary item, net of taxes	13,447	—	—	13,447
Deferred income taxes	(6,457)	8,385	—	1,928
Minority interests in net losses of consolidated subsidiaries	(23,014)	—	—	(23,014)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(62,794)	25,715	—	(37,079)
Inventories	17,609	4,124	—	21,733
Other current assets	2,936	6,826	—	9,762
Accounts payable	(51,535)	5,224	—	(46,311)
Accrued expenses	48,698	(24,452)	—	24,246
Change in noncurrent assets and liabilities	(877)	(10,129)	—	(11,006)
Other, net	12,106	167	—	12,273
Change in net assets of discontinued operations	(2,654)	—	—	(2,654)
Cash flows provided by operating activities	2,397	52,219	—	54,616

Investment Activities:
Property, plant and equipment additions	(7,454)	(14,295)	—	(21,749)
Proceeds from sale of assets	22,441	—	—	22,441
Sale (purchase) of noncurrent investments and assets, net	(12,431)	(210)	—	(12,641)
Acquisitions and growth expenditures, net of cash received	(656,006)	96,097	—	(559,909)
Cash flows used in investing activities	(653,450)	81,592	—	(571,858)

Financing Activities:
Dividends on common and preferred stock	(17,492)	—	—	(17,492)
Minority interest on preferred securities of subsidiary trusts	(13,699)	—	—	(13,699)
Advances from (to) related parties	92,703	(92,703)	—	—
Issuance of long-term debt	719,118	—	—	719,118
Issuance of preferred securities of subsidiary trusts	117,750	—	—	117,750
Repayment of long-term debt	—	(2,009)	—	(2,009)
Line of credit (repayments) borrowings, net	(132,000)	—	—	(132,000)
Financing costs	(34,194)	—	—	(34,194)
Subsidiary repurchase of minority interests	(15,660)	—	—	(15,660)
Issuance (repayment) of subsidiary debt, net	(69,891)	—	—	(69,891)
Proceeds from termination of hedge	7,878	—	—	7,878
Cash flows provided by (used in) financing activities	654,513	(94,712)	—	559,801

Increase (Decrease) in Cash and Cash Equivalents	3,460	39,099	—	42,559
Cash and cash equivalents , beginning of period	37,158	—	—	37,158
Cash and cash equivalents, end of period	$40,618	$39,099	$—	$79,717

(6)                                 Extraordinary Item

In March 2002, the Corporation retired the $720.0 million term loan, due February 2003, that was used for interim financing for the acquisition of The Montana Power Company’s energy distribution and transmission business.  The recognition of deferred costs related to the interim financing resulted in an extraordinary loss of $13.4 million, net of related income taxes of $7.2 million, or $(0.49) basic and diluted earnings per share.

SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, with technical corrections," was issued in April 2002.  SFAS No. 145 is effective for all fiscal years beginning after May 15, 2002.

SFAS No. 145 eliminates the requirements to classify all gains and losses associated with debt extinguishments as extraordinary items.  The Corporation will adopt SFAS No. 145 on January 1, 2003 and the extraordinary loss described above will be reclassified to interest expense in the comparative Consolidated Statements of Income.

(7)                                 Sale-leaseback Transaction

In May 2002, Blue Dot, under sale-leaseback agreements, sold certain vehicles with a net book value of $16.2 million for $22.2 million cash.  The gain of $6.0 million is being amortized over the terms of the leases.  At June 30, 2002, the unamortized portion of the deferred gain of $5.7 million was included in other noncurrent liabilities.

(8)                                 Comprehensive Income (Loss)

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

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net Income (Loss)	$15,804	$10,780	$(13,684)	$29,169
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments	365	881	390	(255)
Gain on termination of hedge	—	—	5,121	—
Amortization of hedge gain	(160)	—	(209)	—
Foreign currency translation	58	—	54	—
Comprehensive Income (Loss)	$16,067	$11,661	$(8,328)	$28,914

(9)                                 Restructuring Reserve –

The Corporation recognized a restructuring charge of $24.9 million in the fourth quarter of 2001 relating to the Corporation’s Operational Excellence Initiative which is targeting selling, general and administrative cost reductions of approximately $150 million. The Board of Directors approved this initiative in November 2001.  At December 31, 2001, $19.3 million remained as part of Accrued Expenses on the Consolidated Balance Sheet.  The activity in the restructuring reserve was as follows for the period ended June 30, 2002:

	December 31, 2001	Payments	June 30, 2002
Employee termination benefits	$11,932	$(5,572)	$6,360
Facilities	4,745	(1,022)	3,723
Other	2,662	(2,662)	—
	$19,339	$(9,256)	$10,083

(10)                          Segment Information -

For the purpose of providing segment information in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Corporation’s principal business segments are its electric, natural gas, communications and HVAC operations.  The “All Other” category primarily consists of our other miscellaneous service activities which are not included in the other identified segments together with unallocated corporate costs and any reconciling or eliminating amounts.

The accounting policies of the operating segments are the same as the parent except that the parent allocates some of its operating expenses and interest expense to the operating segments according to a methodology designed by management for internal reporting purposes and involves estimates and assumptions.  Financial data for the business segments are as follows (in thousands):

	Three Months Ended June 30, 2002
	Total Parent Company
	Total Electric and Natural Gas	All Other	Total Parent Company	Communications	HVAC	Total
Operating Revenues	$175,066	$12,536	$187,602	$210,275	$117,775	$515,652
Cost of Sales	66,544	4,335	70,879	116,665	74,196	261,740

Gross Margin	108,522	8,201	116,723	93,610	43,579	253,912

Selling, general, & administrative	57,660	7,108	64,768	68,721	39,342	172,831
Depreciation	15,833	731	16,564	7,075	1,785	25,424
Amortization of intangibles	—	11	11	6,791	39	6,841

Operating income (loss)	35,029	351	35,380	11,023	2,413	48,816

Interest expense	(20,081)	(2,938)	(23,019)	(8,011)	(33)	(31,063)
Investment income and other	842	(3,490)	(2,648)	127	24	(2,497)

Income (loss) before taxes and minority interests	15,790	(6,077)	9,713	3,139	2,404	15,256
Benefit (provision) for taxes	(5,621)	5,890	269	(1,775)	(960)	(2,466)

Income (loss) before minority interests	$10,169	$(187)	$9,982	$1,364	$1,444	$12,790

Total Assets	$1,933,763	$215,457	$2,149,220	$833,032	$397,922	$3,380,174

Maintenance Capital Expenditures	$8,505	$114	$8,619	$793	$1,905	$11,317

	Three Months Ended June 30, 2001
	Total Parent Company
	Total Electric and Natural Gas	All Other	Total Parent Company	Communications	HVAC	Total
Operating Revenues	$59,704	$4,202	$63,906	$301,267	$111,673	$476,846
Cost of Sales	29,581	2,682	32,263	186,924	68,821	288,008

Gross Margin	30,123	1,520	31,643	114,343	42,852	188,838

Selling, general, & administrative	13,081	5,246	18,327	116,355	36,044	170,726
Depreciation	4,084	438	4,522	2,890	2,327	9,739
Amortization of intangibles	—	111	111	9,735	1,762	11,608

Operating income (loss)	12,958	(4,275)	8,683	(14,637)	2,719	(3,235)

Interest expense	(2,154)	(4,642)	(6,796)	(3,736)	(1,157)	(11,689)
Investment income and other	140	1,009	1,149	453	73	1,675

Income (loss) before taxes and minority interests	10,944	(7,908)	3,036	(17,920)	1,635	(13,249)
Benefit (provision) for taxes	(3,699)	1,246	(2,453)	—	(1,328)	(3,781)

Income (loss) before minority interests	$7,245	$(6,662)	$583	$(17,920)	$307	$(17,030)

Total Assets	$349,468	$137,777	$487,245	$765,474	$382,350	$1,635,069

Maintenance Capital Expenditures	$3,232	$78	$3,310	$3,986	$2,626	$9,922

Three Months Ended June 30

	2002		2001
	Electric	Natural Gas	Electric	Natural Gas
Operating Revenues	$121,406	$53,660	$30,169	$29,535
Cost of Sales	39,544	27,000	5,461	24,120

Gross Margin	81,862	26,660	24,708	5,415

Selling, general & administrative	43,820	13,840	9,417	3,664
Depreciation	12,726	3,107	3,212	872

Operating Income	$25,316	$9,713	$12,079	$879

	Six Months Ended June 30, 2002
	Total Parent Company
	Total Electric and Natural Gas	All Other	Total Parent Company	Communications	HVAC	Total
Operating Revenues	$348,646	$22,681	$371,327	$412,180	$212,258	$995,765
Cost of Sales	146,123	9,954	156,077	241,415	133,939	531,431

Gross Margin	202,523	12,727	215,250	170,765	78,319	464,334

Selling, general, & administrative	95,156	13,635	108,791	137,220	74,970	320,981
Depreciation	28,548	1,434	29,982	11,569	4,408	45,959
Amortization of intangibles	—	18	18	13,686	226	13,930

Operating income (loss)	78,819	(2,360)	76,459	8,290	(1,285)	83,464

Interest expense	(32,307)	(6,323)	(38,630)	(13,985)	(134)	(52,749)
Investment income and other	1,125	(3,091)	(1,966)	126	37	(1,803)

Income (loss) before taxes and minority interests	47,637	(11,774)	35,863	(5,569)	(1,382)	28,912
Benefit (provision) for taxes	(17,423)	9,520	(7,903)	432	394	(7,077)

Income (loss) before minority interests	$30,214	$(2,254)	$27,960	$(5,137)	$(988)	$21,835

Total Assets	$1,933,763	$215,457	$2,149,220	$833,032	$397,922	$3,380,174

Maintenance Capital Expenditures	$17,341	$204	$17,545	$1,235	$2,969	$21,749

	Six Months Ended June 30, 2001

Total Parent Company

	Total Electric and Natural Gas	All Other	Total Parent Company	Communications	HVAC	Total
Operating Revenues	$165,384	$7,686	$173,070	$570,064	$211,304	$954,438
Cost of Sales	101,220	4,974	106,194	372,932	131,330	610,456

Gross Margin	64,164	2,712	66,876	197,132	79,974	343,982

Selling, general, & administrative	24,843	10,885	35,728	236,860	70,953	343,541
Depreciation	8,131	929	9,060	5,206	4,461	18,727
Amortization of intangibles	—	140	140	18,409	3,502	22,051

Operating income (loss)	31,190	(9,242)	21,948	(63,343)	1,058	(40,337)

Interest expense	(4,357)	(11,118)	(15,475)	(6,094)	(2,513)	(24,082)
Investment income and other	166	2,251	2,417	301	135	2,853

Income (loss) before taxes and minority interests	26,999	(18,109)	8,890	(69,136)	(1,320)	(61,566)
Benefit (provision) for taxes	(9,223)	4,534	(4,689)	17,461	(879)	11,893

Income (loss) before minority interests	$17,776	$(13,575)	$4,201	$(51,675)	$(2,199)	$(49,673)

Total Assets	$349,468	$137,777	$487,245	$765,474	$382,350	$1,635,069

Maintenance Capital Expenditures	$5,961	$245	$6,206	$9,615	$4,665	$20,486

Six Months Ended June 30

	2002		2001
	Electric	Natural Gas	Electric	Natural Gas
Operating Revenues	$216,742	$131,904	$59,530	$105,854
Cost of Sales	71,160	74,963	10,785	90,435

Gross Margin	145,582	56,941	48,745	15,419

Selling, general & administrative	71,525	23,631	16,904	7,939
Depreciation	22,903	5,645	6,424	1,707

Operating Income	$51,154	$27,665	$25,417	$5,773

(11)                          New Accounting Standards

SFAS No. 141, “Business Combinations,” issued in June 2001, requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  In addition, it requires that all identifiable intangible assets be separately recognized and the purchase price allocated accordingly, which will result in the recognition, in some instances, of substantially more categories of intangibles.

SFAS No. 142, “Goodwill and Other Intangible Assets,” was also issued in June 2001 and eliminates amortization of goodwill and allows amortization of other intangibles only if the assets have a finite, determinable life.  At adoption, and at least annually thereafter, companies must also perform an impairment analysis of intangible assets at the reporting unit level, to determine whether the carrying value exceeds the fair value of the assets.  In instances where the carrying value is more than the fair value of the asset, an impairment loss must be recognized.  Subsequent reversal of a previously recognized impairment loss is prohibited. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, with early application permitted in some instances for entities with fiscal years beginning after March 15, 2001.

The Corporation adopted the provision effective January 1, 2002 and retained a third party to assist the Corporation in the analysis of fair value for compliance with SFAS No. 142 and determined no impairment charge was neccessary.  Intangibles assets consist of the following at June 30, 2002 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Other	$236,404	$(71,317)	$165,087
Unamortized intangible assets:
Goodwill	458,234	(31,558)	426,676
Other, primarily Dealer Agreements	72,446	(3,849)	68,597
Total Intangible Assets	$767,084	$(106,724)	$660,360

The excess of the cost of businesses acquired over the fair value of all tangible and intangible assets acquired, net of liabilities assumed, has been recorded as goodwill.  Other amortized intangibles primarily consist of maintenance contracts, customer lists, and assembled workforce resulting from an asset acquisition, which are amortized over their estimated periods of benefit.  The weighted average amortization period for these other intangible assets is 11 years.

Intangible asset amortization expense for the quarter and six months ended June 30, 2002 was $6.8 million and $13.9 million, respectively.  Estimated amortization expense for each year 2002 – 2006, is $32.9 million, $32.8 million, $29.6 million, $18.8 million and $14.1 million.

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows (in thousands):

	Communications	HVAC	All Other	Total
Balance as of December 31, 2001	$141,908	$259,443	$4,383	$405,734
Goodwill acquired	—	13,524	7,418	20,942
Balance as of June 30, 2002	$141,908	$272,967	$11,801	$426,676

The following tables present a reconciliation of net income and earnings per share as reported net of taxes and minority interest, to adjusted amounts which included the impact of the adoption of SFAS 142 for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported earnings (losses) on common stock	$8,282	$9,082	$(27,479)	$25,773
Add: Goodwill amortization, net of taxes and minority interests	—	1,132	—	2,252
Adjust earnings (losses)	$8,282	$10,214	$(27,469)	$28,025

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Basic earnings (losses) per share	$0.30	$0.38	$(1.01)	$1.09
Add: Goodwill amortization, net of taxes and minority interests	—	0.05	—	0.10
Adjust basic earnings (losses) per share	$0.30	$0.43	$(1.01)	$1.19

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Diluted earnings (losses) per share	$0.30	$0.38	$(1.01)	$1.08
Add: Goodwill amortization, net of taxes and minority interests	—	0.05	—	0.10
Diluted earnings (losses) per share	$0.30	$0.43	$(1.01)	$1.18

(12)                          Reclassifications

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.  Such reclassifications have no impact on net income or shareholders’ equity as previously reported.

(13)                          Earnings per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of the outstanding stock options and warrants.  The following table presents the shares used in computing the basic and diluted earnings per share for 2002 and 2001:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Average Common Shares Outstanding For Basic Computation	27,396,762	23,669,337	27,396,762	23,551,734
Dilutive Effect of:
Stock Options	693	80,435	947	77,586
Stock Warrants	—	11,907	—	111,726
Average Common Shares Outstanding For Diluted Computation	27,397,455	23,761,679	27,397,709	23,741,046

Certain outstanding antidilutive options and warrants have been excluded from the earnings per share calculation.  These options and warrants total 2,659,981 and 487,831 for the quarters ended June 30, 2002 and 2001.  For the six months ended June 30, 2002 and 2001, these options and warrants total 2,659,981 and 487,831, respectively.

(14)         Environmental Liabilities

                In connection with the acquisition of NorthWestern Energy, L.L.C. (“NorthWestern Energy LLC”), which held the energy distribution and transmission business of The Montana Power Company, the Corporation assumed the following environmental obligations:

                The U.S. Environmental Protection Agency (the “EPA”), identified the Milltown Reservoir, which sits behind a hydroelectric dam the Corporation acquired in connection with the acquisition of NorthWestern Energy LLC, on its Superfund National Priority List in 1983 as a result of the collection of toxic heavy metals in the silts. The Atlantic Richfield Company (“ARCO”) has been named as the party with responsibility for completing the remedial investigation and feasibility studies and conducting site cleanup, under the EPA’s direction. The former owner of NorthWestern Energy LLC did not undertake any direct responsibility in that regard, in light of a special statutory exemption from liability under CERCLA in relation to the Milltown Dam. By virtue of its acquisition of The Montana Power Corporation’s utility business and the dam, NorthWestern Energy LLC succeeded to similar protection under this statutory exception. ARCO has argued that the former owner of NorthWestern Energy LLC should be considered a Potentially Responsible Party (“PRP”) and has threatened to challenge its exempt status. ARCO and the former owner of NorthWestern Energy LLC entered into a settlement agreement to limit the former owner’s and now NorthWestern Energy LLC’s potential liability, costs and ongoing operating expenditures, provided that the EPA selects a remedy that leaves the dam and sediments in place in its final Record of Decision. The final Record of Decision is not expected to be issued until late 2002 or early 2003. Depending on the outcome of that decision, the Corporation may be required to defend its exempt position. There can be no assurance that the Corporation will not incur costs or liabilities associated with the Milltown Dam site in the future, some of which could be significant. The Corporation has established a reserve of approximately $19.8 million at June 30, 2002, primarily for liabilities related to the Milltown Dam and other environmental liabilities. To the extent NorthWestern Energy LLC’s liabilities are greater than this reserve, its financial condition and results of operations could be adversely affected.

                Under the terms of the acquisition of NorthWestern Energy LLC, the Corporation assumed the first $50 million of NorthWestern Energy LLC’s pre-closing environmental liabilities, including these retained environmental liabilities. Touch America Holdings, Inc. assumed the next $25 million in costs. The Corporation and Touch America Holdings, Inc. agreed to equally split costs that fall between $75 and $150 million. An evaluation of the potential liability under the contract was performed and the Corporation recognized a liability in the amount of $5.1 million.

                Environmental laws and regulations require the Corporation to incur certain costs, which could be substantial, to operate existing facilities, construct and operate new facilities and mitigate or remove the effect of past operations on the environment. Governmental regulations establishing environmental protection standards are continually evolving, and, therefore, the character, scope, cost and availability of the measures the Corporation may be required to take to ensure compliance with evolving laws or regulations cannot be accurately predicted. However, the Corporation believes that an appropriate amount of costs have been accrued and potential costs related to such environmental regulation and cleanup requirements are timely estimated and recorded. The Corporation does not expect these costs to have a material adverse effect on its consolidated financial position, ongoing operations, or cash flows.

(15)         Commitments

                The Corporation has provided guarantees for various credit facilities of majority owned subsidiaries, totaling $127.5 million.  At June 30, 2002, $95.2 million outstanding under these facilities was subject to guaranty by the Corporation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

We are a service and solutions company providing integrated energy, communications, heating, ventilation, air conditioning, plumbing and related services and solutions to residential and business customers throughout North America.  We own and operate one of the largest regional electric and natural gas utilities in the upper Midwest of the United States.  We distribute electricity in South Dakota and natural gas in South Dakota and Nebraska through our energy division, NorthWestern Energy (formerly NorthWestern Public Service), and electricity and natural gas in Montana through our wholly owned subsidiary, NorthWestern Energy, L.L.C. (formerly The Montana Power L.L.C.), hereafter referred to as NorthWestern Energy LLC.  We are operating under the common brand “NorthWestern Energy” in all our service territories. On February 15, 2002, we completed the acquisition of the electric and natural gas transmission and distribution businesses of The Montana Power Company for approximately $1.1 billion, including the assumption of approximately $488 million in existing debt and preferred stock, net of cash received.  We intend to transfer the energy and natural gas transmission and distribution operations of NorthWestern Energy LLC to NorthWestern Corporation during 2002 and to operate its business as part of our NorthWestern Energy division.  We believe the acquisition creates greater regional scale allowing us to more fully realize the value of our existing energy assets and provides a strong platform for future growth.

Our principal unregulated investment is in Expanets, Inc. (“Expanets”), a leading provider of networked communications and data services and solutions to medium-sized businesses nationwide. In addition, we own investments in Blue Dot Services, Inc. (“Blue Dot”), a nationwide provider of air conditioning, heating, plumbing and related services, and CornerStone Propane Partners L.P. (“CornerStone”), a publicly traded limited partnership (NYSE: CNO), in which we hold a 30% interest and operate through one of our subsidiaries that serves as managing general partner.  Cornerstone is a retail propane and wholesale energy-related commodities distributor.  On January 18, 2002, the board of directors of the general partner of Cornerstone announced it has retained Credit Suisse First Boston Corporation to pursue the possible sale or merger of CornerStone.  We fully support the board’s action, as its consistent with our strategy to focus our resources on our energy and communications platforms.  A special committee of the board of directors of the managing general partner, composed of directors that are not officers of Northwestern, has been formed to pursue strategic options.  As a result we have recharacterized our investment in CornerStone to reflect the results of operations of CornerStone as discontinued operations.  Accordingly, the results of CornerStone’s operations, for all periods reported, are presented separately below income from continuing operations.  In conjunction with the adoption of discontinued operations accounting for CornerStone, substantially all of our approximately $40 million net carrying value in the partnership was recorded as a noncash charge during the first quarter of 2002 and an additional charge of $5.1 million was recorded during the second quarter of 2002.

On August 5, 2002, CornerStone announced that it had elected not to make an interest payment aggregating approximately $5.6 million on three classes of its senior secured notes, which was due on July 31, 2002, and was continuing to review financial restructuring and strategic options, including the potential commencement of a Chapter 11 case under the United States Bankruptcy Code.  After this announcement, the New York Stock Exchange announced that it had suspended trading in CornerStone’s publicly traded partnership units and would seek to delist the partnership units due to their low price and CornerStone’s decision not to make the scheduled interest payments.  We will continue to evaluate CornerStone’s financial restructuring and the impact upon creditors of CornerStone, including us, and expect to reflect any resulting financial implication in our third quarter 2002 results.

RESULTS OF OPERATIONS

The following is a summary of our results of operations for each of the three-month and six-month  periods ended June 30, 2002 and 2001.

CONSOLIDATED OPERATING RESULTS

The following is a summary of consolidated operating results of operations for the three-month and six-month periods ended June 30, 2002 and June 30, 2001.  Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments.  This discussion is followed by a more detailed discussion of operating results by segment.  Our “All Other” category primarily consists of our other miscellaneous service activities, which are not included in the other identified segments together with unallocated corporate costs.  See “ – Segment Information – All Other Operations” for a discussion of the items contained in our “All Other” category.  Product and service category fluctuations highlighted at the consolidated level are more fully explained in the segment discussions.

CONSOLIDATED EARNINGS (LOSSES) and DIVIDENDS

Consolidated earnings were $8.3 million in the second quarter of 2002, a decline of $0.8 million, or 8.8%, from consolidated earnings of $9.1 million in the second quarter of 2001.  This decrease is a result of $3.0 million of additional losses within the discontinued operations of CornerStone in the second quarter of 2002 compared to the second quarter of 2001 (see Note 4, Discontinued Operations, to the consolidated financial statements for further discussion regarding CornerStone), and $10.6 million of additional losses at Expanets, which were offset principally by $2.9 million of additional earnings within the electric and natural gas operations, $5.4 million of additional earnings within All Others operations, and $4.5 million within HVAC operations in the second quarter of 2002 compared to the second quarter of 2001.  Earnings from continuing operations increased $2.3 million from $11.1 million in the second quarter of 2001 compared to $13.4 million for second quarter of 2002.  This was due principally to improved performance within the electric and natural gas operations, which was partially offset by additional losses from the communications segment in the second quarter of 2002 compared to the second quarter of 2001.  For the six months ended June 30, 2002, consolidated losses were $27.5 million, a decline of $53.3 million, or 206.6%, from consolidated earnings of $25.8 million for the six months ended June 30, 2001.  The decline was a result of a $45.1 million charge for discontinued operations relating to our planned divestiture of our interest in CornerStone for the six months ended June 30, 2002, in addition to an extraordinary loss of $13.4 million related to debt costs associated with the early extinguishment of debt.  Exclusive of these charges, earnings on common stock for the six months ended June 30, 2002 were $31.1 million, an increase of $8.5 million, or 37.6%, over the six months ended June 30, 2001.  The increase is due to the addition of the electric and natural gas transmission and distribution business formerly owned by The Montana Power Company (the “Montana operations”) that we acquired on February 15, 2002, effective February 1, 2002.

CONSOLIDATED OPERATIONS

Consolidated operating revenues were $515.7 million in the second quarter of 2002, an increase of $38.8 million, or 8.1%, from $476.9 million in the second quarter of 2001. The increase in consolidated revenues was primarily due to an increase in revenues from the electric and natural gas operations of $115.4 million as a result of the inclusion of NorthWestern Energy LLC’s Montana operations and an $8.3 million increase in revenues from our All Other operations as a result of the addition of certain non-utility operations acquired with NorthWestern Energy LLC’s Montana operations.  HVAC revenues increased $6.1 million quarter to quarter primarily as a result of acquisitions.  These increases were partially offset by decreases in revenues from our communications segment of $91.0 million as a result of continuing market softness and a change in the mix of revenues toward certain higher-margin activities.  For the six months ended June 30, 2002, revenues were $995.8 million as compared to $954.4 million for the first six months of 2001, or an increase of $41.4 million.  As with the second quarter, the increase in revenues was primarily a result of $183.3 million of additional revenues from the electric and natural gas operations, during the first six months of 2002 compared to the similar period in 2001.  All Other revenues also increased $15.0 million during the first six months of 2002 compared to the similar period in 2001 due to NorthWestern Energy LLC’s additional non-utility Montana operations, which include revenues from statutory conservation and low income assistance charges, gas stranded costs collected in rates under a securitization program, underground services location operations and other unregulated operations.  These revenues were partially offset by a decline in revenues within our communications segment of $157.9 million during the first six months of 2002 compared to the similar period in 2001.

Consolidated cost of sales was $261.7 million in the second quarter of 2002, a reduction of $26.3 million, or 9.1%, from results in the second quarter of 2001.  The decline was due to a $70.3 million decrease in costs within the communications segment which was partially offset by $37.0 million of increased costs in our electric and natural gas segments primarily as a result of the addition of NorthWestern Energy LLC’s Montana operations.  Cost of sales in our HVAC segment also increased $5.4 million quarter to quarter while costs of sales in All Other increased $1.7 million from NorthWestern Energy LLC’s Montana operations.  Cost of sales for the six months ended June 30, 2002, of $531.4 million were $79.0 million lower than costs of sales for the first six months of 2001.  The decline was primarily due to a $131.5 million decrease in costs within our communications segment, while our natural gas operations also had a decrease in costs of $15.5 million in the first six months of 2002 compared to the similar period in 2001.  These decreases were partially offset by $60.4 million of increased costs of our electric operations during the first six months of 2002 compared to the similar period in 2001 as a result of the addition of NorthWestern Energy LLC’s Montana operation.  Cost of sales in our HVAC segment increased $2.6 million during the first six months of 2002 compared to the similar period in 2001, while cost of sales in the All Other segment increased $5.0 million.

Consolidated gross margin was $253.9 million in the second quarter of 2002, an increase of $65.1 million, or 34.5%, from results in the second quarter of 2001.  Electric and natural gas operations gross margins increased by an aggregate of $78.4 million in the second quarter of 2002 compared to the second quarter of 2001 as a result of the addition of NorthWestern Energy LLC’s Montana operations.  Communications gross margin declined $20.7 million quarter to quarter as a result of revenue decreases.  HVAC gross margins increased $0.7 million in the second quarter of 2002 over results for the second quarter of 2001.  All Other gross margin improved $6.7 million quarter to quarter due to the additional activity from NorthWestern Energy LLC’s Montana operations.  Consolidated gross margin as a percentage of revenues was 49.2% in the second quarter of 2002, compared to 39.6% in the second quarter of 2001.  The improvement in consolidated gross margin was primarily a result of lower natural gas commodity prices, higher margin Montana natural gas operations, and margin improvement within the communications segment due to a better sales mix and additional higher-margin maintenance revenues.  The improvement in consolidated gross margin was partially offset by a decline in margin percentages within the electric operations from decreased wholesale electric margins.  For the six months ended June 30, 2002, gross margins were $464.3 million, an increase of $120.3 million, or 35.0%, over gross margin of $344.0 million at the second quarter of 2001.  Electric and natural gas operations gross margins increased by an aggregate of $138.4 million during the first six months of 2002 compared to the similar period in 2001 primarily as a result of the addition of NorthWestern Energy LLC’s Montana operations.  Communications gross margin declined $26.4 million period to period as the business continues to reduce costs to match the lower revenues and HVAC gross margins decreased $1.7 million.  All Other gross margin improved $10.0 million during the first six months of 2002 compared to the similar period in 2001 due to the additional activity from NorthWestern Energy LLC’s Montana operations.  Gross margin as a percentage of revenues was 46.6% for the six months ended June 30, 2002, compared to 36.0% for the six months ended June 30, 2001, principally due to lower natural gas commodity prices, improved communications margins and higher margins from NorthWestern Energy LLC’s Montana operations.

Consolidated operating expenses were $205.1 million in the second quarter of 2002, an increase of $13.0 million, or 6.8%, from results in the second quarter of 2001.  Operating expenses for the communications segment in the second quarter of 2002 were $46.4 million less than in the second quarter of 2001 due to reductions in costs to better align the business with the reduced revenue streams.  Electric and natural gas operating expenses in the second quarter of 2002 were $56.3 million more than similar expenses in the second quarter of 2001.  Electric and natural gas operating expenses increased primarily due to the inclusion of NorthWestern Energy LLC's Montana operations, but were partially offset by a reduction in costs within the previously owned operations.  HVAC operating expenses in the second quarter of 2002 increased $1.0 million over results in the second quarter of 2001.  All Other expenses in the second quarter of 2002 increased $2.1 million over results for the second quarter of 2001 due to the addition of NorthWestern Energy LLC's Montana operations as corporate and other expenses within the previously owned operations declined.  Expenses for the six months ended June 30, 2002 of $380.9 million were $3.4 million, or 0.9%, lower than expenses for the six months ended June 30, 2001 of $384.3 million.  Operating expenses for the communications segment for the first six months of 2002 were $98.0 million less than the equivalent period of 2001 due to the aforementioned cost reduction efforts.  Electric and natural gas operating expenses in the first six months of 2002 were $90.7 million more than similar expenses in the first six months of 2001.  Electric and natural gas operating expenses increased primarily due to the inclusion of NorthWestern Energy LLC's Montana operations, which was partially offset by a reduction in costs within the previously owned operations.  HVAC operating expenses in the first six months 2002 increased $0.7 million over results for the similar period in 2001.  All Other expenses during the first six months of 2002 increased $3.1 million over results for the similar period period in 2001 due to the addition of NorthWestern Energy LLC's Montana operations.

Consolidated operating income in the second quarter of 2002 was $48.8 million, an improvement of $52.1 million compared to losses of $3.2 million in the second quarter of 2001.  Operating income in our communications segment increased $25.7 million in the second quarter of 2002 compared to the second quarter of 2001, primarily as a result of the reduction in operating expenses.  Operating income in our electric and natural gas segments increased $22.1 million due to the addition of NorthWestern Energy LLC’s Montana operations.  HVAC operating income in the second quarter of 2002 decreased $0.3 million from results in the second quarter of 2001, while All Other operating losses improved to operating income of $4.6 million as a result of lower expenses.  For the first six months of 2002, operating income rose $123.8 million to $83.5 million over results for the similar period in 2001. Operating income in our communications segment increased $71.6 million in the first six months of June 30, 2002, compared to the similar period in 2001, primarily as a result of the reduction in operating expenses, while operating income in our electric and natural gas segments increased  $47.6 million due to the addition of NorthWestern Energy LLC's Montana operations.  HVAC operating losses for the first six months of 2002 increased $2.3 million from results for the similar period in 2001, while All Other operating losses declined $6.9 million as a result of lower expenses.

Consolidated interest expense in the second quarter of 2002 was $31.1 million, an increase of $19.4 million, or 165.8%, over interest expense of $11.7 million in the second quarter of 2001.  The increase was attributable principally to approximately $17.3 million of additional interest expense from the debt assumed with NorthWestern Energy LLC's Montana operations in addition to the increased expense from the $720.0 million of financing obtained for NorthWestern Energy LLC's Montana operations acquisition. Interest expense for the six months ended June 30, 2002 was $52.7 million, an increase of $28.7 million, or 119.0%, over interest expense of $24.1 million for the first six months of 2001.  As with the quarter, the increase was attributable primarily to the additional interest expense from the debt assumed with NorthWestern Energy LLC's Montana operations and the increased expense of financing obtained for the Montana acquisition of approximately $30.5 million.

Consolidated investment income and other was a $2.5 million loss in the second quarter of 2002, a decline of $4.2 million from results in the second quarter of 2001.  The decline was primarily attributable to losses incurred for certain additional preferred stock investment impairments.  Consolidated investment income and other was a $1.8 million loss for the six months ended June 30, 2002, a decline of $4.7 million from results for the similar period in 2001.  As with the quarter, the decline was primarily attributable to losses incurred for certain preferred stock investment impairments.

Consolidated income tax expense was $2.5 million in the second quarter of 2002, a $1.3 million decline from a $3.8 million income tax provision in the second quarter of 2001.  The decline in the income tax expense was principally due to an increased benefit within the All Other and HVAC segments from increased operating losses.  These benefits were offset by additional expense of $1.8 million within the communications segment, and $1.9 million of additional expense within the electric and natural gas operations.  Consolidated income tax expense was $7.1 million for the six months ended June 30, 2002, a $19.0 million decline from an $11.9 million income tax benefit for the six months ended June 30, 2001.  The increase in consolidated income tax expense was principally due to a decline of $17.0 million in the tax benefit within the communications segment and an $8.2 million increase in expenses from increased income within the electric and natural gas segments.  These were partially offset by an increase in income tax benefits generated by the HVAC segment and All Other operations.

Minority interests in net loss of consolidated subsidiaries was $8.1 million in the second quarter of 2002, a decline of $21.8 million from minority interests in net loss of consolidated subsidiaries of $29.9 million in the second quarter of 2001.  The decline was partially due to a $28.5 million decline in allocations in the communications segment, which was partially offset by a $6.7 million increase in allocations within the HVAC segment.  The decreased communications allocation was the result of improved profitability offset partially by a lack of additional minority basis upon which to allocate the losses compared to the first quarter of 2001.  To the extent that future operating losses are incurred within the HVAC or communications segments, unless additional minority interest were to be issued as a result of new acquisitions, such losses will be allocated to us to the extent of our basis.  For the six months ended June 30, 2002, minority interests income was $23.0 million, a decline of $52.7 million from minority interest income of $75.7 million in the first six months of 2001.  As with the second quarter, the decline was due to a $60.3 million decline in allocations in the communications segment resulting from lower overall losses and a lack of minority basis upon which to allocate the losses, partially offset by a $7.6 million increase in allocations within the HVAC segment due to additional basis issued in connection with acquisitions.

SEGMENT INFORMATION

ELECTRIC UTILITY SEGMENT OPERATIONS

Revenues from our electric utility operations in the second quarter of 2002 were $121.4 million, an increase of $91.2 million, or 302.4%, from results in the second quarter of 2001.  The growth resulted primarily from the addition of NorthWestern Energy LLC's Montana operations effective February 1, 2002.  The additional electric operations contributed $99.4 million of the increase.  Offsetting these additional revenues was a decline in the wholesale electric revenues in our South Dakota operations during the second quarter of 2002 due to a drop in market prices as compared to the unusually high prices experienced in the second quarter of 2001.  Revenues for the six months ended June 30, 2002 of $216.7 million were $157.2 million, or 264.1%, higher than revenues for the first six months of 2001.  As with the quarter, the growth was primarily attributed to the addition of NorthWestern Energy LLC's Montana operations in 2002 which added $172.8 million of revenues during the first six month of 2002 compared to the first six months of 2001.  Partially offsetting these additional revenues was a slight decrease of $0.9 million in retail revenues within the previously owned South Dakota operations and a decrease of $14.6 million in wholesale electric revenues within the previously owned operations due to market price declines.

Cost of sales for our electric utility operations in the second quarter of 2002 were $39.5 million, an increase of $34.1 million, or 624.1%, from results in the second quarter of 2001.  The increase was almost exclusively attributable to the addition of NorthWestern Energy LLC's Montana operations, which increased costs by $33.9 million.  For the six months ended June 30, 2002, costs were $60.4 million higher than costs for the six months ended June 30, 2001.  As with the quarter the addition of NorthWestern Energy LLC's Montana operations were responsible for the majority of the increase, adding $60.0 million in costs.

Gross margin for our electric utility operations in the second quarter of 2002 was $81.9 million, an increase of $57.2 million over gross margin in the second quarter of 2001.  The increase in gross margin in the second quarter of 2002 was primarily due to the contribution of $65.5 million to gross margin by NorthWestern Energy LLC's Montana operations.  Gross margin in our South Dakota operations decreased $8.3 million in the second quarter of 2002 from results in the second quarter of 2001, due to the substantial decrease in market prices for wholesale electricity.  As a percentage of revenue, gross margin in the second quarter of 2002 was 67.4%, compared to 81.9% in the second quarter of 2001.  The decline was the result of the substantial decline in wholesale electric margins from market price fluctuations and the influence of NorthWestern Energy LLC's lower margin Montana operations as compared to South Dakota.  For the six months ended June 30, 2002, margins of $145.6 million were $96.8 million, or 198.7%, higher than margins for the six months ended June 30, 2001.  As with the quarter, NorthWestern Energy LLC's Montana operations contributed $112.7 million to the margin increase, which was partially offset by a decrease of $15.9 million for our previously owned South Dakota operations from the wholesale electric declines.  Margins as a percentage of revenues decreased from 81.9% for the six months ended June 30, 2001, to 67.2% for the six months ended June 30, 2002.   Similar to the quarterly change, this is a result of the absence of the unusually high margin wholesale electric sales realized by the South Dakota operations in 2001 combined with the addition of NorthWestern Energy LLC's Montana operations.

Operating expenses for our electric utility operations in the second quarter of 2002 were $56.5 million, an increase of $43.9 million over results in the second quarter of 2001.  Selling, general and administrative expenses in the second quarter of 2002 were $43.8 million, an increase of $34.4 million over results in the second quarter of 2001.  While selling, general and administrative expenses within the previously owned South Dakota operations declined approximately $4.2 million in the second quarter of 2002 as a result of reduced staffing, customer service expenses and incentive accruals, expenses for NorthWestern Energy LLC's Montana operations in the second quarter of 2002 contributed approximately $38.6 million.  Depreciation in the second quarter of 2002 was $12.7 million, an increase of $9.5 million over depreciation in the second quarter of 2001 of $3.2 million. The increase in depreciation was due to the addition of NorthWestern Energy LLC's Montana operations.  For the six months ended June 30, 2002, selling, general and administrative expenses were $71.1 million, or 304.8%, higher than expenses for the first six months of 2001.  This increase, as with the quarter, is mainly due to the addition of NorthWestern Energy LLC's Montana operations, which added $77.2 million of expenses, offset by decreases in the previously owned operations’ expenses.  Depreciation for the six months ended June 30, 2002 was $22.9 million, an increase of $16.5 million over depreciation for the six months ended June 30, 2001, of $6.4 million. The increase in depreciation was due to the addition of NorthWestern Energy LLC's Montana operations.

Operating income for our electric utility operations in the second quarter of 2002 was $25.3 million, an increase of $13.2 million, or 109.6%, from $12.1 million in the second quarter of 2001.  The increase was primarily attributable to the addition of approximately $17.5 million in operating income from NorthWestern Energy LLC's Montana operations.  Income from the previously owned operations declined $4.3 million in the second quarter of 2002 from results in the second quarter of 2001 as a result of the decline in wholesale electric margins but was partially offset by operating expense savings.  For the six months ended June 30, 2002, operating income was $25.7 million higher than operating income for the six months ended June 30, 2001, at $51.2 million.  As with the quarter, this increase was primarily due to the addition of NorthWestern Energy LLC's Montana operations, $35.6 million offset by lower South Dakota operating income from the absence of unusually high margin wholesale electric sales countered by lower operating expenses.

NATURAL GAS UTILITY SEGMENT OPERATIONS

Revenues for our natural gas utility operations in the second quarter of 2002 were $53.7 million, an increase of $24.1 million, or 81.7%, from results in the second quarter of 2001.  Revenues for the period reflect the inclusion of NorthWestern Energy LLC's Montana operations which contributed $28.2 million in revenues.  The increase was offset by a drop in commodity prices reflected within the previously owned operations during the second quarter of 2002 compared to the second quarter of 2001, and a decrease in volumes as a result of warmer weather in the Nebraska and South Dakota service territories.  For the six months ended June 30, 2002, revenues were $158.0 million, or $26.1 million higher than revenues for the first six months of 2001 of $131.9 million.  The Montana operations contributed $60.3 million to the increase in revenues while the previously owned operations experienced a decline of $34.2 million in revenues as a result of substantially lower commodity prices and warmer weather during the periods.

Cost of sales for our natural gas utility operations in the second quarter of 2002 was $27.0 million, an increase of $2.9 million, or 11.9%, from results in the second quarter of 2001.  Cost of sales for the period reflect the inclusion of NorthWestern Energy LLC's Montana operations, which contributed $7.5 million in cost of sales.  This increase was offset by a decrease in cost of sales of previously owned operations of $4.6 million as a result of reduced commodity prices and volumes.  For the six months ended June 30, 2002, cost of sales was $75.0 million, a decrease of $15.5 million as compared to the first six months of 2001.  Costs within the previously owned operations decreased $34.4 during the first six months of 2002 compared to the first six months of 2001 as a result of lower commodity prices and reduced retail volumes from warmer weather while NorthWestern Energy LLC’s Montana operations increased costs by $18.9 million.

Gross margin for our natural gas utility operations in the second quarter of 2002 was $26.7 million, an increase of $21.2 million, or 392.3%, over gross margin in the second quarter of 2001.  The growth was primarily attributable to the addition of NorthWestern Energy LLC's Montana operations which added $20.7 million in margin. Gross margin for previously owned operations increased $0.5 million in the second quarter of 2002 compared to the second quarter of 2001.  As a percentage of revenues, gross margin improved from 18.3% in the second quarter of 2001 to 49.7% in the second quarter of 2002, primarily as a result of the significant decrease in commodity prices within Nebraska/South Dakota operations and the higher margin impact from operations in Montana.  Margins for the six months ended June 30, 2002 were $56.9 million, or $41.5 million higher than the first six months of 2001.  NorthWestern Energy LLC's Montana operations accounted for almost the entire increase, adding $41.4 million in margins.  As with the quarter, margin percentages increased, rising from 14.6% for the first six months of 2001 to 43.2% for the first six months of 2002.  This reflects the impact of lower commodity prices within the Nebraska/South Dakota operations and the higher margin NorthWestern Energy LLC's Montana operations.

Operating expenses for our natural gas utility operations in the second quarter of 2002 were $16.9 million, an increase of $12.4 million, or 273.6%, from results in the second quarter of 2001.  Selling, general and administrative expenses grew $10.2 million in the second quarter of 2002 to $13.8 million compared to the second quarter of 2001, when such expenses were $3.7 million, primarily due to $11.0 million in additional expenses attributable to NorthWestern Energy LLC's Montana operations, while selling, general and administrative expenses at previously owned operations declined due to reduced customer service expenses, employee benefits and distribution expenses.  Depreciation was  $3.1 million in the second quarter of 2002, an increase of $2.2 million over depreciation during the second quarter of 2001.  This increase was primarily due to the addition of NorthWestern Energy LLC's Montana operations.  Operating expenses for the six months ended June 30, 2002, were $29.3 million, an increase of $19.6 million, or 203.5%, from results in the first six months of 2001.  Selling, general and administrative expenses grew $15.7 million in the six month period ended June 30, 2002 to $23.6 million compared to the six months ended June 30, 2001 when such expenses were $7.9 million, primarily due to $17.8 million in additional expenses attributable to NorthWestern Energy LLC's Montana operations, while selling, general and administrative expenses at previously owned operations declined similar to the quarter changes.  Depreciation was  $5.6 million for the six months ended June 30, 2002, an increase of $3.9 million over depreciation during the first six months of 2001.  This increase was primarily due to the addition of NorthWestern Energy LLC's Montana operations.

Operating income for our natural gas utility operations in the second quarter of 2002 was $9.7 million, compared to $0.9 million in the second quarter 2001.  NorthWestern Energy LLC's Montana operations contributed $7.4 million to operating income in the second quarter of 2002 while the operating expense reductions in the previously owned operations more than offset the revenue shortfalls in these operations to add $2.2 million of income.  For the six months ended June 30, 2002, operating income of $27.7 million, which was $21.9 million higher than operating income for the six months ended June 30, 2001, with NorthWestern Energy LLC's Montana operations contributing $19.6 million in income.

COMMUNICATIONS SEGMENT OPERATIONS

Revenues for the communications segment in the second quarter of 2002 were $210.3 million, a decline of $91.0 million, or 30.2%, from revenues of $301.3 million in the second quarter of 2001.  The decline was due to revisions made in May 2001 to the original agreements executed in association with the acquisition of the Lucent Technologies' Growing and Energy Markets ("Lucent Gem") business in March 2002, which eliminated minimum sales referral obligations of Avaya, Inc. (formerly Lucent Technologies) and increased the volume of higher-margin recurring revenue service maintenance contracts.  Overall market softness in the technology and communication segments of industry further depressed revenues.  For the six months ended June 30, 2002, revenues were $412.2 million, or $157.9 million lower than revenues for the six months ended June 30, 2001.  As with the second quarter of 2002, the six month decline in revenues was primarily due to revisions in the Lucent GEM agreements, as well as continued soft market conditions.

Cost of sales in the second quarter of 2002 were $116.7 million, a decline of $70.3 million from cost of sales in the second quarter of 2001 of $186.9 million.  The decrease in cost of sales principally resulted from the lower sales volumes and efforts to continue to improve the revenue mix by reducing cost intensive equipment sales and increasing lower cost service sales.  In addition, a technical assistance call center agreement signed with Avaya in March 2002 resulted in $10.1 million of reduced costs during the quarter ended June 30, 2002.  Costs for the first six months of 2002 decreased 35.3% to $241.4 million when compared to cost of sales for the first six months of 2001.  As with the quarter, the six month decrease is also due primarily to the lower sales volumes, sales mix changes and renegotiated terms with Avaya.

Gross margin in the second quarter of 2002 was $93.6 million, a decline of $20.7 million compared to gross margin in the second quarter of 2001.  The decrease in gross margin dollars resulted from the overall decline in sales volumes noted above.  As a percentage of revenues, gross margin improved from 38.0% in the second quarter of 2001 to 44.5% in the second quarter of 2002.  The improvement was principally a result of changes in sales mix by increasing maintenance and service revenues as compared to lower margin equipment sales. Additionally, a technical assistance call center agreement with Avaya reduced cost of sales and thereby also improved margin percentages.  For the six months ended June 30, 2002, gross margins were $170.8 million as compared to $197.1 million for the six months ended June 30, 2001.  This decrease is attributable to the lower sales volumes mentioned above, as well as the renegotiated agreement with Avaya.  Gross margin percentage increased to 41.4% as compared to 34.6% for 2001 for similar reasons as noted in the quarter fluctuations.

Operating expenses in the second quarter of 2002 were $82.6 million, a decline of $46.4 million from results in the second quarter of 2001.  Selling, general and administrative expenses declined $47.6 million to $68.7 million in the second quarter of 2002 from $116.4 million for the second quarter of 2001.  Our communications segment workforce has been reduced throughout 2001 resulting in lower selling, compensation and benefits, travel and other personnel costs.  In November 2001, Expanets installed an enterprise software system, the EXPERT system, and although additional costs have been incurred during 2002 to enhance the system’s operational capabilities, the system has eliminated redundant costs incurred under the former transition service agreements executed with Avaya as part of the original Lucent GEM acquisition.  The system is now operational and savings are expected to continue throughout 2002 both from efficiencies and the reduction of non-capitalizable integration costs from the project.  Depreciation expense increased $4.2 million to $7.1 million in the second quarter of 2002 compared to the second quarter of 2001 as a result of continued capital expenditures.  Amortization expense decreased $2.9 million in the second quarter of 2002 compared to the second quarter of 2001 due to implementation of SFAS No. 142, which has resulted in the discontinuance of a portion of the intangibles amortization.  For the six months ended June 30, 2002, expenses decreased $98.0 million from the first six months of 2001.  As with the quarter, the primary driver in the decrease in operating expenses is the decline in headcount from 2001 levels and cost reductions from former service agreements and EXPERT implementation.  For the six months ended June 30, 2002, as compared to 2001, depreciation expense increased $6.4 million to $11.6 million from continued capital expenditures.  Amortization expense decreased $4.7 million to $13.7 million, again as a result of the SFAS No. 142 implementation.

Operating income in the second quarter of 2002 was $11.0 million, compared to operating losses of $14.6 million in the second quarter of 2001.  The reduction in losses resulted from the substantial decline in operating expenses.  Management expects to see continued operational improvements throughout 2002 as a result of continued focus on expense reductions and margin improvement.  Operating income for the six months ended June 30, 2002, of $8.3 million represents a $71.6 million increase when compared to operating losses of $63.3 million for the six month period ended June 30, 2001.  As with the quarter above, the primary driver in this turnaround is due to the substantial decline in operating expenses.

HVAC SEGMENT OPERATIONS

Revenues in our HVAC division in the second quarter of 2002 were $117.8 million, an increase of $6.1 million, or 5.5%, from results in the second quarter of 2001.  Revenues from locations acquired subsequent to June 2001 contributed approximately $7.4 million to the increase in second quarter 2002 results, while revenues from existing locations declined $1.3 million from results in the second quarter of 2001.  The decrease in existing location revenues is a result of poor market conditions in certain areas, mild weather and the overall continuation of a soft economy.  For the six-month period ended June 30, 2002, revenues reached $212.3 million, a 0.5% growth over the first half of 2001.  Revenues from locations acquired subsequent to June 2001 contributed approximately $15.7 million to the increase in 2002 results, while revenues from existing locations declined $14.7 million.  As with the second quarter, the decrease in existing location revenues is a result of poor market conditions, mild weather, a soft economy, as well as several locations closing down certain divisions to improve overall profitability.

Cost of sales in the second quarter of 2002 was $74.2 million, an increase of $5.4 million, or 7.8%, from results in the second quarter of 2001.  Costs of sales for newly acquired locations added approximately $4.3 million of costs in the second quarter of 2002 compared to the second quarter of 2001 while cost of sales within existing locations increased $1.1 million in the second quarter of 2002 compared to the second quarter of 2001.  The increase in costs was primarily the result of price increases for labor and materials.  For the six months ended June 30, 2002, costs of sales reached $134.0 million, a $2.6 million increase over costs for the first six months of 2001.  Cost of sales from locations acquired subsequent to June 30, 2001, contributed approximately $10.0 million, while cost of sales within existing locations declined $7.3 million.  This decrease is due primarily to the reduced sales activity mentioned above net of price increases for labor and materials.

Gross margin in the second quarter of 2002 was $43.6 million, an increase of $0.7 million from results in the second quarter of 2001.  Gross margin from acquired locations contributed $3.1 million in the second quarter of 2002, but were offset by a $2.4 million decline in gross margin for existing locations in the second quarter of 2002 compared to the second quarter of 2001.  This decrease is a result of the revenue shortfalls noted above, project pricing pressures and increased costs.  As a percentage of revenues gross margins declined from 38.4% in the second quarter of 2001 to 37.0% in the second quarter of 2002.  Gross margin for the six months ended June 2002 decreased $1.7 million to $78.3 million over margins for the six months ended June 30, 2001.  As with the quarterly results, subsequent acquisitions account for $5.7 million of growth, but were offset by a decrease in gross margin for existing locations of $7.4 million.  As a percentage of revenues gross margins for the six-month periods ending June 30, 2001 and 2002 declined from 37.9% to 36.9%, respectively, due mainly to cost pressures.

Operating expenses in the second quarter of 2002 were $41.2 million, an increase of $1.0 million, or 2.6%, in the second quarter of 2001.  Selling, general and administrative expenses increased $3.3 million in the second quarter of 2002 from results in the second quarter of 2001.  Acquired locations added approximately $2.0 million of costs in the second quarter of 2002 while expenses within the existing locations decreased $1.3 million in the second quarter of 2002.  The increase is primarily attributable to fleet rent expenses, corporate office cost increases, as well as transition costs of the corporate office.  Depreciation expense of $1.8 million for the quarter decreased $0.5 million as compared to the second quarter of 2001.  During the second quarter of 2002, the company entered into a vehicle sale leaseback agreement resulting in a depreciation expense decrease of $0.6 million in the second quarter of 2002 as compared to the second quarter of 2001.  Amortization expense decreased $1.7 million during the second quarter of 2002 from results in the second quarter of 2001, due to implementation of SFAS No. 142, which has resulted in the discontinuance of a portion of the intangibles amortization.  For the six months ended June 30, 2002, operating expenses were $79.6 million, an increase of $0.7 million, or 0.9%.  Selling, general and administrative expenses increased $4.0 million for the six months ended June 30, 2002 from the first six months of 2001.  Acquired locations added approximately $4.0 million of costs for the six months ended June 30, 2002, while expenses within the previously owned operations were flat.  Depreciation expense was basically flat between the periods at $4.4 million and $4.5 million, respectively.  Amortization expense for the six months ended June 30, 2002, was $3.3 million less than the same period in 2001, as a result of the SFAS No. 142 implementation.

Operating income in the second quarter of 2002 was $2.4 million, a decline of $0.3 million from results in the second quarter of 2001.  Gross margin increases noted earlier were offset by an increase in operating expenses.  Operating losses for the six months ended June 30, 2002 were $1.3 million as compared to operating income of $1.1 million for the six months ended June 30, 2001.  This decrease in operating income reflects lower gross margins during the periods as operating expenses were basically flat.

ALL OTHER OPERATIONS

All Other primarily consists of our other miscellaneous service activities which are not included in the other identified segments, together with the unallocated corporate costs and investments, and any reconciling or eliminating amounts.  The miscellaneous service activities principally include non-utility businesses engaged in voice and data networks and systems, and a portfolio of services to residential and business customers, including product sales and maintenance contracts in areas such as home monitoring devices and appliances.

Revenues for the quarter increased $8.3 million to $12.5 million compared to the second quarter of 2001.  This growth is attributable to the addition of non-utility operations acquired with NorthWestern Energy LLC's Montana operations, which include revenues from statutory conservation and low income assistance charges, gas stranded costs collected in rates under a securitization program, underground services location operations and other unregulated operations, offset by declines in the previously owned operations from reduced sales activity.  For the six months ended June 30, 2002, revenues were $22.7 million, a $15.0 million increase over revenues in the six month period ended June 30, 2001.  As with the quarter, the increase was a result of the addition of NorthWestern Energy LLC's Montana operations which added $14.8 million in revenues.

Cost of sales in the second quarter of 2002 was $4.3 million, an increase of $1.7 million over results in the second quarter of 2001.  As with the quarter, NorthWestern Energy LLC's Montana non-utility operations added $2.3 million in costs while the previously owned operations decreased $0.6 million due to lower sales levels.  Cost of sales for the six months ended June 2002 increased $5.0 million or 100.1% as compared to cost of sales for the first six months of 2001.  This increase was, as with revenues, due to the addition of NorthWestern Energy LLC's Montana operations.

Gross margin in the second quarter of 2002 was $8.2 million, an increase of $6.7 million over gross margins in the second quarter of 2001.   NorthWestern Energy LLC's Montana non-utility operations added $7.5 million in margins while the reduced sales in second quarter 2002 pushed down margins in previously owned operations.  As a percentage of revenues, gross margin increased from 36.2% to 65.4% from the higher margin NorthWestern Energy LLC's Montana operations.  Gross margin for the six months of 2002 was $12.7 million, or 369.3% higher than gross margin for the same period of 2001.   All of the growth was due to the addition of NorthWestern Energy LLC's Montana operations with a partial offset from a decrease within previously owned operations.  Similarly, gross margin percentages increased from 35.3% for 2001 to 56.1% for 2002 due to the influence of the higher margin NorthWestern Energy LLC's Montana operations.

Operating expenses in the second quarter of 2002 were $7.9 million, an increase of $2.1 million over results in the second quarter of 2001.  NorthWestern Energy LLC's Montana non-utility operations added $5.4 million in costs, offset by a decrease in previously owned operations and corporate expenses.  Operating expenses for the six months ended June 30, 2002, were $15.1 million as compared to $12.0 million for the six months ended June 30, 2001.  NorthWestern Energy LLC's Montana operations added $8.7 million in costs while corporate and other expenses decreased $5.5 million.

Operating income of $0.4 million in the second quarter of 2002 was an improvement of $4.6 million  from losses of $4.3 million in the second quarter of 2001.  This is a result of the NorthWestern Energy LLC's Montana operations which added $2.2 million supplemented by a reduction in costs within the previously owned operations.  For the six months ended June 30, 2002, operating losses were $2.4 million, a decline of $6.8 million from losses of $9.2 million for the six months ended June 30, 2001.  The declines resulted primarily from reduced operating expenses within the corporate and previously owned operations with a $2.1 million contribution from NorthWestern Energy LLC's Montana operations.

DISCONTINUED PROPANE SEGMENT OPERATIONS

On January 18, 2002, the board of directors of the general partner of CornerStone announced that it had retained Credit Suisse First Boston Corporation to review strategic options, including the possible sale or merger of CornerStone.  We are the largest unitholder of CornerStone owning a 30% interest in CornerStone and we own all of the stock of CornerStone’s managing general partner.  As a result, we have recharacterized our investment in CornerStone to reflect the results of operations of CornerStone as discontinued operations.  Accordingly, the results of CornerStone’s operations, for all periods reported, are presented separately below income from continuing operations.  In conjunction with the adoption of discontinued operations accounting for CornerStone, substantially all of our approximately $40 million net carrying value in the partnership was recorded as a noncash charge during the first quarter of 2002 and an additional charge of $5.1 million was recorded during the second quarter of 2002.

On August 5, 2002, CornerStone announced that it had elected not to make an interest payment aggregating approximately $5.6 million on three classes of its senior secured notes, which was due on July 31, 2002, and was continuing to review financial restructuring and strategic options, including the potential commencement of a Chapter 11 case under the United States Bankruptcy Code.  After this announcement, the New York Stock Exchange announced that it had suspended trading in CornerStone’s publicly traded partnership units and would seek to delist the partnership units due to their low price and CornerStone’s decision not to make the scheduled interest payments.  We will continue to evaluate CornerStone’s financial restructuring and the impact upon creditors of CornerStone, including us, and we expect to reflect any resulting financial implication in our third quarter 2002 results.

Revenues from our discontinued propane operations in the second quarter of 2002 were $64.4 million, a decline of $366.0 million or 85.0%, from the second quarter of 2001. The decrease was due to the reduction in CEG activities during the quarter. For the six months ended June 30, 2002, revenues were $341.7 million as compared to $1,295.8 million for the six months ended June 30, 2001. As with the quarter above, the primary driver of the decline in revenues was the reduction in CEG activities.

Cost of sales for our discontinued propane operations in the second quarter of 2002 were $34.4 million, a decrease of $361.4 million or 91.3% from $395.8 million in the second quarter of 2001. The decline in the cost of sales is mostly due to the reduction in CEG activities during the quarter and is also due to the lower commodity prices and lower volume. Costs for the first six months decreased $937.0 million or 79.6% to $240.7 million when compared to cost of sales for the first six months of 2001. As with the quarter, the decrease in costs is primarily due to the reduction in CEG activities.

Gross Margin for the segment decreased $4.6 million from the second quarter of 2001 to $30.0 million for the second quarter of 2002. The decline is gross margin dollars was a result of the reduction in CEG activities as noted above. As a percentage of revenues, gross margin improved from 8.0% in the second quarter of 2001 to 46.6% in the second quarter of 2002. The improvement was due to the reduction in CEG activities and lower commodity prices and lower volume. For the six months ended June 30, 2002, gross margins were $101.0 million as compared to $118.1 million for the six months ended June 30, 2001. The decline of $17.1 million is a result of the reduction in CEG activities and lower commodity prices. Gross margin percentage increased to 29.6% for 2002 as compared to 9.1% for 2001 for similar reasons as noted in the quarter fluctuations.

Operating expenses for the second quarter of 2002 were $31.2 million, a decrease of $1.6 million or 4.9%, from $32.8 million for the second quarter of 2001. The declined was due to a reduction in and better management of rent, personnel and vehicle costs. Operating expenses for the six months ended June 30, 2002, were $69.5 million as compared to $73.7 million for the six months ended June 30, 2001. The operating expenses decreased for similar reasons as noted in the quarter fluctuations.

Operating losses decreased $3.2 million and 16.0% during the second quarter of 2002 to $16.8 million from the second quarter of 2001. For the six months ending June 30, 2002, operating income were $3.7 million, a decrease of $6.7 million or 64.4%, from $10.4 million for the six months ended June 30, 2001.

LIQUIDITY & CAPITAL RESOURCES

Cash Flow and Cash Position

Operating Activities

We generate cash to fund our operations through a combination of cash flows from current operations, the sale of our securities and our borrowing facilities.  The decrease in cash flows is principally a result of the increase in accounts receivable within our communications segment resulting from a delay in billings experienced in connection with the EXPERT system implementation and additional receivables added from Northwestern Energy LLC’s Montana operations, whose accounts receivable balances are higher due to heavier energy use for heating needs, which was partially offset by approximately $52.0 million of operating cash flow generated by NorthWestern Energy LLC’s Montana operations.

We expect to generate net positive cash flows from operations for the balance of 2002 and to fund our day to day operations through our operating cash flows and our current cash and cash equivalents.  Operating cash flows are expected to increase in 2002 as a result of our Operational Excellence initiatives, reduced integration and transition expenses and incremental operating cash flows from NorthWestern Energy LLC’s Montana operations.

Investing and Financing Activities

Cash flows used in investing activities were $571.9 million in the first six months of 2002 compared to $63.3 million in the first six months of 2001.  The increase was principally due to the acquisition of NorthWestern Energy LLC's Montana operations during 2002 which accounted for approximately $515.0 million, offset by proceeds of $22.4 million from the sale-leaseback transaction executed during second quarter 2002, and continued maintenance and growth capital expenditures.  Cash flows provided by financing activities were $559.8 million in the first six months of 2002 compared to $16.9 million in the first six months of 2001.  The increase was primarily due to proceeds received from our $720 million notes offering discussed below, which was used to pay our acquisition term loan used to finance the acquisition of NorthWestern Energy LLC's Montana operations, and the trust preferred securities offerings discussed below.

Our cash, cash equivalents, investments and marketable securities and other non current investments totaled $173.2 million as of June 30, 2002, as compared to $100.1 million as of June 30, 2001. The increased balance is a result of excess cash invested from NorthWestern Energy LLC’s Montana operations.  During the first six months of 2002, we raised cash proceeds from the following offerings of our securities and new debt facilities.

On January 15, 2002, NorthWestern Capital Financing II sold 270,000 shares of its 8 ¼% trust preferred securities pursuant to an overallotment option.  We received approximately $6.5 million in net proceeds from the offering, which we used for general corporate purposes and to repay a portion of the amounts outstanding under our old credit facility.  The 8 ¼% trust preferred securities will be redeemed either at maturity on December 15, 2031, or upon early redemption.

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

On February 15, 2002, in connection with our recently completed acquisition of The Montana Power Company’s energy distribution and transmission business, we assumed $488 million of debt and preferred stock net of cash received from The Montana Power Company and we drew down a $720 million term loan and $19 million swing line commitment under our $280.0 million revolving credit facility to fund our acquisition costs and repay borrowings of $132.0 million outstanding on our existing recourse bank credit facility.  The $488 million of assumed debt and preferred stock includes various series of mortgage bonds, pollution control bonds and notes that bear interest rates of between 5.90% to 8.95%. These include both secured and unsecured obligations with maturities that range from 2003 to 2026. The $280.0 million credit facility expires on February 14, 2003, although we may convert up to $225 million of the aggregate amount outstanding as of February 11, 2003 into a term loan on a non-revolving basis basis that matures on February 14, 2004.

On March 13, 2002, we issued $250 million 7 7/8% Notes due March 15, 2007, and $470 million 8 3/4% Notes due March 15, 2012, which resulted in net proceeds to us of $714.1 million.  We have applied these net proceeds together with available cash to fully repay and terminate the $720 million term loan portion of our credit facility.  On March 28, 2002 (effective April 3, 2002), we entered into two fair value hedge agreements, each of $125 million, to effectively swap the fixed interest rate on our $250 million five-year original notes to floating interest rates at three-month LIBOR plus spreads of 2.32% and 2.52%.  The effective interest rate on our $250 million five-year original notes was 4.28% as of July 8, 2002 after giving effect to hedge agreements.  Based on the June 30, 2002 calculation of future settlement value, the hedges had a value in our favor of $11.1 million.

On July 31, 2002, we redeemed the $2.6 million of outstanding 4½% series preferred stock (26,000 shares) at $110.75 per share resulting in a cash outlay of $2.9 million.

Material Borrowings

We and our subsidiaries had the following long-term and short-term debt, mandatorily redeemable preferred securities and other commitments outstanding as of June 30, 2002:

	Total	2002	2003	2004-2006
Recourse Debt:	(in thousands)
Notes, 7-7/8% & 8-3/4%	$720,000	$—	$—	$—
Discount on Notes	(853)	—	—	—
Fair Value Hedge Adjustment	11,087	—	—	—
Mortgage Bonds, 6.99%, 7.00% & 7.10%	120,000	5,000	—	60,000
Senior Unsecured Debt, 6.95%	105,000	—	—	—
Pollution Control Obligations, 5.85% & 5.90%	21,350	—	—	—
Floating Rate Notes, LIBOR + 0.75% (1)	150,000	150,000	—	—
NorthWestern Energy LLC Debt -
First Mortgage Bonds, 7.30%, 8.25%, 8.95 and 7.00%	157,197	—	—	155,386
Pollution Control Obligations, 6.125% & 5.90%	170,205	—	—	—
Secured Medium Term Notes, 7.25% & 7.23%-	28,000	—	15,000	—
Unsecured Medium Term Notes, 7.07%,7.96 & 7.875%	40,000	—	—	15,000
Natural Gas Transition Bonds, 6.20%	52,244	3,926	4,364	13,508
8.45% mandatorily redeemable preferred securities of subsidiary trust	65,000	—	—	—
Discount on Bonds	(3,390)	—	—	—
Nonrecourse Debt:
Montana Megawatts facility, LIBOR+1.50% (1)(2)	54,545	54,545	—	—
CornerStone facility (3)	17,700	17,700	—	—
Expanets facility (4)	75,801	75,801	—	—
Other debt, various	28,240	302	869	27,061
Capital and Operating Leases:
Capital Leases	15,839	6,835	4,146	5,539
Future minimum operating lease payments	341,952	43,521	48,483	119,441
Mandatorily Redeemable Preferred Securities of Subsidiary Trusts:
8.125% mandatorily redeemable preferred securities of subsidiary trust	32,500	—	—	—
7.20% mandatorily redeemable preferred securities of subsidiary trust	55,000	—	—	—
8 1/4% mandatorily redeemable preferred securities of subsidiary trust	106,750	—	—	—
8.10% mandatorily redeemable preferred securities of subsidiary trust	111,000	—	—	—
Total	$2,475,167	$357,630	$72,862	$395,935

(1)          LIBOR refers to the London Interbank Offered Rates.

(2)          NorthWestern has unconditionally guaranteed up to $27.5 million of this facility.  The maximum amount that may be borrowed under the facility is $55.0 million.

(3)          NorthWestern has unconditionally guaranteed 100% of this facility.  The maximum amount that may be borrowed under the facility is $50.0 million.

(4)          The maximum amount that may be outstanding under this facility was initially $125.0 million, and was reduced to $100.0 million on March 5, 2002 and $80.0 million on April 30, 2002, and will be further reduced to $55.0 million on August 30, 2002.  If Expanets defaults under this facility, we may be obligated to purchase up to $50.0 million of inventory and accounts from Avaya.

Since we have accounted for CornerStone as a discontinued operation, the above table does not include $410.0 million of 7.33%, 7.53%, 8.08%, 8.27% and 10.26% senior secured notes of CornerStone, which are non-recourse to us, outstanding at June 30, 2002. $41.8 million of CornerStone’s senior secured notes mature in 2003 and $152.2 million of CornerStone’s senior secured notes mature in 2004 through 2006.

The following is certain additional information relating to our debt facilities listed in the above table.

Recourse Debt

The Mortgage Bonds are three series of general obligation bonds we issued, that are secured by substantially all of our electric and natural gas assets. As reflected in the table above, these bonds mature in 2002, 2005 and 2023.

The Senior Unsecured Debt is a general obligation that matures in 2028. We issued this debt in November 1998, and the proceeds were used to repay short-term indebtedness and for general corporate purposes.

The Pollution Control Obligations are three obligations we issued in 1993 that are secured by substantially all of our electric and gas assets.

The Floating Rate Notes are notes we issued in a private placement in September 2000, which mature on September 21, 2002. The effective interest rate of the notes for the six months ended June 30, 2002 was 3.95% with a rate at June 30, 2002 of 3.92%.

Our $280.0 million revolving credit facility bears interest at a variable rate tied to the London Interbank Offered Rate plus a spread of 1.5% based on our current credit ratings and accrued interest at 3.34% per annum as of June 30, 2002. At June 30, 2002, we had no outstanding borrowings under our $280 million credit facility and $268.3 million available after consideration of letters of credit issued. At August 7, 2002, we had $35.0 million of indebtedness outstanding and letters of credit totaling $11.7 million outstanding under our $280.0 million credit facility and $233.3 million of availability under the facility.  Our revolving credit facility expires on February 14, 2003, although we may convert up to $225.0 million of the aggregate amount outstanding as of February 11, 2003 into a term loan on a non-revolving basis that matures on February 14, 2004.  The credit agreement with respect to our revolving credit facility contains a number of representations and warranties and imposes a number of restrictive covenants that, among other things, limit our ability to incur indebtedness and make guarantees, create liens, make capital expenditures, pay dividends and make investments in other entities. In addition, we are required to maintain certain financial ratios, including:

•  net worth, on the last day of each fiscal quarter of at least $350.0 million;

•  a funded debt to capital ratio on the last day of each fiscal quarter of no greater than 72% as of the last day of each fiscal quarter ending prior to February 14, 2003 and 68% for any quarter ending thereafter; and

•  a ratio of utility business EBITDA to consolidated recourse interest expense on the last day of each fiscal quarter during the fiscal year 2002 for the period beginning on January 1, 2002 to date, and on the last day of each of the following four consecutive fiscal quarters, of at least 2.00 to 1.00.

For purposes of the above ratios:

• net worth includes the sum of shareholders’ equity, preferred stock, preference stock and corporation obligated mandatorily redeemable preferred securities of subsidiary trusts;

• funded debt includes our consolidated indebtedness, excluding non-recourse debt;

• total capital includes the sum of funded debt, shareholders’ equity, preferred stock, preference stock and corporation obligated mandatorily redeemable preferred securities of subsidiary trusts; and

• utility business EBITDA includes the sum of the operating income of the utility business, plus, without duplication and to the extent reflected as a charge in the statement of income of the utility business, depreciation and amortization.

We were in compliance with all ratios for the quarters ended March 31 and June 30, 2002.  As of June 30, 2002, our net worth was $776.4 million, our debt-to-capital ratio was 68.5% and our ratio of utility business EBITDA to consolidated recourse interest expense was 2.52 to 1.00.

Nonrecourse Debt

The Expanets facility represents a short-term line of credit provided to Expanets by Avaya for the purpose of financing purchases of Avaya products. This facility was recently amended to extend the repayment term through December 31, 2002 and was reduced from $125.0 million to $100.0 million on March 5, 2002 and to $80.0 million on April 30, 2002, and will be further reduced to $55.0 million on August 30, 2002. If Expanets defaults on this facility, we may be obligated to purchase up to $50 million of inventory and accounts from Avaya. As of June 30, 2002, the effective interest rate of this loan was 12%.

Montana Megawatts I, LLC, one of our wholly owned subsidiaries, is a party to a 365-day term loan facility providing for loans in an aggregate principal amount of $55.0 million with ABN AMRO Bank N.V. and Bank of Scotland to finance the purchase of certain equipment and related expenses for a 240-megawatt natural gas-fired generation project currently under construction in Great Falls, Montana. The loans bear interest at LIBOR plus 1.00% on the first $27.5 million outstanding and LIBOR plus 1.50% on amounts outstanding in excess of $27.5 million and mature on September 28, 2002. We have provided a guarantee on 50% of the borrowings outstanding on the facility, up to a maximum guarantee of $27.5 million. As of June 30, 2002, $54.5 million had been drawn on the facility with an effective interest rate of 3.44% and is reflected on the balance sheet as part of non-recourse short-term debt. We intend to seek to extend the facility for up to one year while Montana Megawatts seeks to enter into power purchase agreements to sell output from the project, which may include agreements with NorthWestern Energy LLC as the default supplier, after which we, or one or more of our affiliates, will seek to enter into traditional construction finance arrangements in connection with the project. For further information about the financing and operation of our Great Falls electric generation project, see note 4 of the notes to our consolidated financial statements included elsewhere herein.

The CornerStone guarantee relates to CornerStone’s $50 million credit facility. At June 30, 2002, $17.7 million was outstanding under CornerStone’s credit facility. The credit facility bears interest at a variable rate tied to a certain Eurodollar index or prime rate plus a variable margin, which depends upon CornerStone’s ratio of consolidated debt to consolidated cash flow. The effective rate on the CornerStone credit facility at June 30, 2002 was 5.75%. As part of this facility, we agreed to provide a guaranty for the entire $50.0 million. In consideration for providing this guarantee, CornerStone’s independent Audit Committee and Board of Directors approved a cash payment to us of $2.3 million and granted us 487,179 warrants to purchase common units at $.10 per unit. All of the commitment fee has been accrued, but remains unpaid at June 30, 2002. CornerStone was projected to not be in compliance with certain covenants under this facility and on January 18, 2002 received an amendment to the credit agreement relaxing certain financial maintenance covenants and requiring CornerStone to eliminate any quarterly distributions to common unitholders for the remaining term of the facility.

On August 5, 2002, CornerStone announced that it had elected not to make an interest payment aggregating approximately $5.6 million on three classes of its senior secured notes, which was due on July 31, 2002, and was continuing to review financial restructuring and strategic options, including the commencement of a Chapter 11 case under the United States Bankruptcy Code. We will continue to evaluate CornerStone’s financial restructuring and the impact upon creditors of CornerStone, including us, and we expect to reflect any resulting financial implication in our third quarter 2002 results. We intend to purchase the lenders’ interest under the CornerStone credit facility during the second half of 2002. CornerStone may not make further drawings under this facility.

The Other Debt includes a $35.0 million subordinated note payable to Avaya. In April 2000, Expanets completed a transaction to purchase the Lucent GEM business and, as part of the transaction, Expanets issued Avaya a $35.0 million subordinated note and a $15.0 million convertible note. The $15.0 million note converted into Series D Preferred Stock of Expanets prior to the end of 2001. The $35.0 million subordinated note, which matures on March 31, 2005, is discounted at June 30, 2002, to $25.4 million, as it is noninterest bearing.

                The capital lease obligations are principally used to finance equipment purchases and capital leases and notes payable assumed by our subsidiaries in connection with their respective acquisitions of other businesses. These leases have various implicit interest rates, which range from 0.9% to 22.2%.

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

Maintenance capital expenditures for property, plant and equipment for the six months ended June 30, 2002 and 2001 were $21.7 million and $20.5 million, respectively. We estimate that our maintenance capital expenditures for 2002 and 2003 will be $57.4 million and $75.5 million, respectively. Our maintenance capital expenditures are continually examined and evaluated and may be revised in light of changing business operating conditions, variations in sales, investment opportunities and other business factors.

As of June 30, 2002, debt facilities totaling $339.5 million maintained by us or our subsidiaries will mature in 2002 and 2003 and will need to be repaid or extended, including:

•    our $150.0 million aggregate principal amount of floating rate notes, which are scheduled  to mature on September 23, 2002;

•    our $5.0 million aggregate principal amount of 6.99% mortgage bonds, which are scheduled to mature on September 1, 2002;

•    Montana Megawatts I, LLC’s $55.0 million term loan facility, which is currently scheduled to mature on September 28, 2002;

•    CornerStone’s $50.0 million bank credit facility, which expires on November 28, 2002;

•    Expanets’ $125.0 million nonrecourse equipment purchase financing facility with Avaya, which expires on December 31, 2002 and was reduced to $100.0 million on March 5, 2002 and $80.0 million on April 30, 2002, and will be further reduced to $55.0 million on August 30, 2002; and

•    our new $280.0 million working capital facility, which is scheduled to mature on February 14, 2003 although we may convert up to $225.0 million of the aggregate amount outstanding as of February 11, 2003 into a term loan on a non-revolving basis that matures on February 14, 2004.

We intend to finance these obligations in a number of ways, including the issuance of additional securities and by obtaining new credit arrangements.  We intend to raise approximately $150.0 million to $200.0 million in additional equity in 2002, through one or more public offerings and/or private placements, and use the proceeds to retire debt and for other corporate purposes, including funding new corporate investments and acquisition and growth ventures.  We may also consider applying a portion of our free cash flow and/or the net proceeds from sales of non-core assets to further reduce our debt.  We may also issue additional other debt or equity during the year for these purposes.  However, there can be no assurance that we will be successful in our refinancing endeavors.

Several of the maturing obligations are obligations of our subsidiaries. If the subsidiaries are unable to secure alternate financing, we may need to provide them with additional financing to repay these maturing obligations and to fund their operations.

Blue Dot has expanded its operations by acquiring existing complementary businesses. These acquisitions have been funded, in part, through Blue Dot’s prior credit facility. Blue Dot is currently negotiating for a working capital facility. It will be likely that we will need to provide Blue Dot with additional funding for acquisitions and general operating purposes.

The maturity date of the line of credit provided to Expanets by Avaya for the purpose of financing purchases of Avaya products by Expanets was amended to extend repayment terms through December 31, 2002.  The maximum amount that Expanets may borrow under the line of credit was reduced to $80.0 million on April 30, 2002, and will be further reduced to $55.0 million on August 30, 2002.  Under the amendment, no further borrowing may be made under this facility, although amounts repaid prior to termination of the line may be reborrowed.  If Expanets defaults on this facility, we may be obligated to purchase up to $50 million of inventory and accounts from Avaya.

Expanets is in the process of seeking an asset-based commercial credit facility to replace the Avaya line of credit and to provide operating capital to fund its day-to-day operations. If Expanets is unable to secure an acceptable facility, it will be likely that we will need to provide Expanets with additional funding for general operating purposes. Additionally, Expanets is in the process of enhancing the operational capabilities of its new enterprise software system, which it calls the EXPERT system. We expect that Expanets will need to invest additional funds in the EXPERT system to fully implement it.   We have in the past, and may need to in the future, provide Expanets with funding for other working capital purposes until Expanets refinances the Avaya line of credit.

In July 2001, CornerStone formed a Special Committee of its Board of Directors to review the partnership operating plan and capital structure. CornerStone also announced it has engaged Credit Suisse First Boston Corporation to pursue the possible sale or merger of CornerStone. Based upon CornerStone’s current situation, it is impossible to predict CornerStone’s future capital expenditures or how CornerStone will obtain the necessary capital.  While the operations of CornerStone have been reflected in the June 2002 financial statements as Discontinued Operations, and the associated liabilities reflected as such, we have provided a guaranty for the entire $50.0 million bank credit facility CornerStone maintains.  As of June 30, 2002, $17.7 million was outstanding under that facility along with $8.3 million in letters of credit.  The facility expires November 2003.  CornerStone has breached its covenants under this facility and through an amendment executed January 18, 2002, the facility was continued but Cornerstone’s ability to pay Minimum Quarterly Distributions to its common unit holders was suspended for the remaining term of the facility.  On August 5, 2002, CornerStone announced that it had elected not to make an interest payment aggregating approximately $5.6 million on three classes of its senior secured notes, which was due on July 31, 2002, and was continuing to review financial restructuring and strategic options, including potential commencement of a Chapter 11 case under the United States Bankruptcy Code.  SYN, Inc., a majority owned subsidiary of NorthWestern Corporation, extended a $9.0 million loan to CornerStone for immediate financing needs.

We will continue to review the economics of extending the maturity dates or refinancing short-term debt and retiring or refunding remaining long-term debt and preferred stock to provide financial flexibility and minimize long-term financing costs. We may continue to make investments in Blue Dot and Expanets. We have made $363.6 million in aggregate preferred stock investments in Expanets and $367.3 million in aggregate preferred stock investments in Blue Dot through June 30, 2002. Additionally, we have advanced $51.4 million in credit to Expanets during 2001, which along with other intercompany balances, was still outstanding as of June 30, 2002. The loan bears interest at 17% per annum and repayment is anticipated in 2002. Pursuant to our growth strategy, we have evaluated, and expect to continue to evaluate, possible acquisitions in related and other industries on an ongoing basis and at any given time may be engaged in discussion or negotiations with respect to possible acquisitions. Some of these acquisitions may be significant and might require us to raise additional equity and/or incur debt financings, which are subject to certain risks and uncertainties.

Significant Accounting Policies

The preparation of our financial statements includes the application of several significant accounting policies. Understanding these policies is critical to comprehending our financial statements. The following is a discussion of the most significant policies we apply. Additional policies are described in Note 2 of our unaudited quarterly consolidated financial statements included elsewhere herein.

Revenue Recognition

Revenues are recognized differently depending on the type of revenue. Electric and natural gas utility revenues are recognized when customers are billed on a monthly basis, rather than on the basis of meters read or energy delivered. Communications and HVAC revenues are recognized when goods are delivered to customers or services are performed, except for revenues for services performed under material installation or service contracts, which are recognized in any given period based on the percentage of costs incurred to date in relation to total estimated costs to complete the contracts. Certain judgments affect the application of our revenue recognition policy, primarily percentage of project completion. Revenue estimates in these areas are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could materially impact future operating results.

Regulatory Assets and Liabilities

Our regulated operations are subject to the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulations. Our regulatory assets are the probable future revenues associated with certain costs to be recovered from customers through the ratemaking process. Regulatory liabilities are the probable future reductions in revenues associated with amounts to be credited to customers through the ratemaking process. If any part of our operations become no longer subject to the provisions of SFAS No. 71, the probable future recovery of or reduction in revenue with respect to the related regulatory assets and liabilities would need to be evaluated. In addition, we would need to determine if there was any  impairment to the carrying costs of deregulated plant and inventory assets. While we believe that our assumption regarding future regulatory actions are reasonable, different assumptions could materially affect our results.

Minority Interest in Consolidated Subsidiaries

Many of our acquisitions at Expanets and Blue Dot have involved the issuance of common stock in those subsidiaries to the sellers of the acquired businesses. In connection with certain acquisitions of Expanets and Blue Dot, the sellers can elect to exchange the stock of Expanets and Blue Dot for cash at a predetermined exchange rate. Our investments in Expanets and Blue Dot are principally in the form of senior preferred stock with voting control and a liquidation preference over the common stock. We are required to consolidate the financial results of Expanets and Blue Dot because of our voting control. The common stock issued to third parties in connection with acquisitions creates minority interests which are junior to our preferred stock interests. Operating losses at Expanets and Blue Dot have been allocated to minority interests up to the amount by which the minority interest balance of these entities exceeds the amount of such interest subject to exchange agreements. Exchange agreements totaling $6.0 million and $6.0 million for Expanets and $4.6 million and $12.4 million for Blue Dot remained outstanding and were included in minority interests as of June 30, 2002 and December 31, 2001, respectively. The equity held by third parties of these entities is as follows:

	Third Party Equity Reflected as Minority Interests
	At June 30,	At December 31,
	2002	2001	2000
	(in thousands)
Expanets	$5,972	$17,124	$140,390
Blue Dot	4,641	12,439	51,691
Other	493	504	751
Total	$11,106	$30,067	$192,832

The Minority Interests in Net Loss of Consolidated Subsidiaries contained in our consolidated statements of income is the income (loss) of our subsidiaries, which is allocable to minority interests. The income (loss) allocable to minority interests differs from the income (loss) before minority interests reported in our segment disclosures which is reported before the payment of preferred dividends and corporate services allocations. These preferred dividends and corporate services allocations are deducted from the income (loss) before minority interests reported in our segment disclosures in order to arrive at the Minority Interests in Net Loss of Consolidated Subsidiaries contained in our consolidated statements of income. Loss (income) by entity allocated to minority interests is as follows:

	Minority Interests
	For the six
	months ended		For the year ended
	June 30,		December 31,
	2002	2001	2001	2000	1999
	(in thousands)
Expanets	$11,152	$71,499	$127,893	$49,908	$14,393
Blue Dot	11,862	4,194	13,555	17,913	10,395
Total	$23,014	$75,693	$141,448	$67,821	$24,788

As of June 30, 2002, no remaining minority interest basis existed against which to allocate losses. Accordingly, if such subsidiaries incur operating losses in the future, unless additional minority interest is issued as a result of new acquisitions, our share of any such losses will be recognized in our operating results to the extent of our basis. Different capital structures in the future or unanticipated future operating results, either positive or negative, could result in materially different results.

As of June 30, 2002, our common stock basis in Expanets and Blue Dot was zero as a result of losses applicable to common stock of those entities that was allocated to us based on our common stock ownership. As of June 30, 2002, our preferred stock basis in Expanets and Blue Dot was $346.6 million and $320.2 million, respectively.

Derivative Financial Instruments

We have entered into commodity futures contracts for natural gas to attempt to reduce the risk of future price fluctuations. Any increase or decrease in the values of these contracts are reported as gains and losses in our consolidated statements of income. The fair value of fixed-price commodity contracts are estimated based on market prices of natural gas, natural gas liquids and crude oil for the periods covered by these contracts.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires every derivative instrument, including certain derivative instruments imbedded in other contracts, to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires any changes in the derivative’s fair value to be currently recognized in earnings, unless specific hedge accounting criteria are met. We adopted the provisions of SFAS No. 133, as amended, effective July 1, 2000, consistent with the timing of CornerStone’s adoption of SFAS No. 133. The initial adoption of SFAS No. 133 at CornerStone resulted in a charge of $5.3 million. Such charge is reflected in the consolidated statements of income as a cumulative effect of change in accounting principles and is shown net of taxes of $0.5 million and net of minority interest of $3.8 million. Pricing increases resulting in a change of the fair value of propane related and natural gas commodity futures were reported as part of cost of sales in the amount of $0.2 million and $0.3 million for the years ended December 31, 2001 and 2000. Changes in the commodity markets may materially impact our future estimates of fair value and operating results. See ‘‘Risk Factors—Changes in commodity prices may increase our cost of producing and distributing electricity and distributing natural gas or decrease the amount we receive from selling electricity and natural gas, adversely affecting our financial performance and condition.’’

SFAS No. 142, Goodwill and Other Intangible Assets and Long-Lived Assets

SFAS No. 142, which was issued during 2001 and is effective for all fiscal years beginning after December 15, 2001,

eliminates amortization of goodwill and allows amortization of other intangibles only if the assets have a finite, determinable life. Based on SFAS No. 142, we are required to perform an impairment analysis of intangible assets at the reporting unit level, at least annually to determine whether the carrying value exceeds the fair value. In instances where the carrying value is less than the fair value of the asset, an impairment loss must be recognized.

CornerStone adopted SFAS No. 142 effective July 1, 2001, and we adopted SFAS No. 142 effective January 1, 2002. CornerStone’s initial assessment indicated no impairment associated with the adoption.  CornerStone’s amortization expense for the six-month period ended December 31, 2001, was reduced by approximately $4.0 million as a result of the adoption. However, the effect of this reduction and all other impacts of CornerStone’s adoption of SFAS No. 142 have been fully reversed in our financial statements as a result of our adoption of SFAS No. 142 on January 1, 2002. We are currently in the process of evaluating the impact of SFAS No. 142 on all reporting units. Amortization of goodwill totaled $11.3 million, $19.8 million and $7.0 million for the years ended December 31, 2001, 2000 and 1999,  respectively, excluding CornerStone. Had we adopted the provisions of SFAS No. 142 in those years, it would have resulted in an increase to earnings on common stock, net of taxes and minority interests, of $8.6 million, $6.3 million and $20,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Basic earnings per share would have increased $0.35 and $0.27 for 2001 and 2000, respectively, with no impact for 1999. Diluted earnings per share would have increased by $0.36 and $0.27 for 2001 and 2000, respectively, with no impact for 1999.

Property, plant and equipment, and intangibles that may be amortized pursuant to SFAS No. 142 are depreciated and amortized over their useful lives. The useful life of an asset is based on our  estimate of the period that the asset will provide benefit. We review all long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as measured by the future net cash flows expected to be generated by the asset. If such an asset is considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Additional New Accounting Standards

SFAS No. 141, Business Combinations, issued in June 2001, requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. In addition, it requires that all identifiable intangible assets be separately recognized and the purchase price allocated accordingly. In some cases, this will result in the recognition of substantially more categories of intangibles.

SFAS No. 143, Accounting for Asset Retirement Obligations, was issued in August 2001. It addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The impact on our results of operations and financial position is currently under review by management.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in October 2001. It establishes a single accounting model for long-lived assets to be disposed of by sale.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The impact of the Statement on our results of operations and financial position is currently under review by management.

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

        A substantial part of our growth has been from acquisitions and a substantial part of future growth in our utility business may come from acquisitions. Pursuant to our growth strategy, we have evaluated and expect to continue to evaluate possible acquisitions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions. Some of these acquisitions may be significant and might require us to raise additional equity and/or incur debt financings. Our growth strategy is subject to certain risks and uncertainties, including:

•	the future availability of market capital to fund development and acquisitions,
•	our ability to develop and implement new growth initiatives,
•	our ability to identify acquisition targets,
•	our response to increased competition,
•	our ability to attract, retain and train skilled team members,
•	governmental regulations and
•	general economic conditions relating to the economy and capital markets.

        Many of our acquisitions at Expanets and Blue Dot have involved the issuance of common stock in those subsidiaries to the sellers of the acquired businesses. Our investments in Expanets and Blue Dot are principally in the form of senior preferred stock with voting control and a liquidation preference over the common stock. We are required to consolidate the financial results of Expanets and Blue Dot because of our voting control. The common stock issued to third parties in connection with acquisitions creates minority interests which are junior to our preferred stock interests and against which operating losses have been allocated. As of June 30, 2002, however, no remaining minority interest basis existed against which to allocate losses. Accordingly, if such subsidiaries incur operating losses in the future, unless additional minority interests are issued as a result of new acquisitions, our share of any such losses will be recognized in our operating results to the extent of our basis.

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

The integration and management of NorthWestern Energy LLC into our existing NorthWestern Energy division could result in the expenditure of significant additional resources and may adversely affect our results of operations and financial condition.

        Our acquisition of NorthWestern Energy LLC increased our revenues on a consolidated basis by approximately 38% on a pro forma basis for the year ended December 31, 2001, and the integration and management of NorthWestern Energy LLC into our existing NorthWestern Energy division may place significant strain on our management, financial and other resources. The integration of NorthWestern Energy LLC with our NorthWestern Energy division may involve, among other things, integration of sales, marketing, billing, accounting, quality control, management, personnel, payroll, regulatory compliance and other systems and operating hardware and software, some of which may be incompatible with our existing systems and therefore may need to be replaced. To the extent we are required to incur significant additional costs integrating these operations, our results of operations and financial condition could be adversely affected.

The continuing integration of the Growing and Emerging Markets, or GEM, division of Lucent Technologies, Inc. into Expanets’ business could adversely affect Expanets’ operations and financial condition.

        Expanets is subject to risks associated with its continuing integration of the significant acquisition of the GEM division of Lucent Technologies, Inc. and other acquired businesses into its operations. These risks include reliance upon transition services agreements entered into with the sellers of such businesses, substantial investments in corporate infrastructure systems to enable Expanets to terminate such transition services agreements and the integration of these systems into our existing operations, the successful integration of the much larger GEM business with the existing Expanets business and the successful transition of the historical GEM sales from voice equipment to relatively higher margin integrated voice and data services solutions despite weakness in the communications and data sectors generally. In particular, Expanets has undertaken a restructuring of its sales force for future growth initiatives, migration of the business to a common information technology platform and the elimination of costly transition expenses. Expanets has spent significant amounts integrating the GEM business to date. Although Expanets believes that the integration is substantially complete, we cannot assure that Expanets will not be required to incur additional costs in completing this integration. To the extent Expanets incurs significant additional costs associated with the integration of the GEM business into its business, Expanets’ operations and financial condition could be adversely affected.

We may not be able to fully recover transition costs, which could adversely affect our net income and financial condition.

        Montana law requires that the Montana Public Service Commission, or the MPSC, determine the value of net unmitigable transition costs associated with the transformation of the Montana Power utility business from a vertically integrated electric service company to a utility providing only default supply and transmission and distribution services. The MPSC is also obligated to set a competitive transition charge to be included in distribution rates to collect those net transition costs. The majority of these transition costs relate to out-of-market power purchase contracts, which run through 2032, that the former owner of NorthWestern Energy LLC was required to enter into with certain “qualifying facilities” as established under the Public Utility Regulatory Policies Act of 1978. The former owner of NorthWestern Energy LLC estimated the pre-tax net present value of its transition costs to be approximately $304.7 million in a filing with the MPSC on October 29, 2001.

        On January 31, 2002, the MPSC approved a stipulation among the former owner of NorthWestern Energy LLC, us and a number of other parties, which, among other things, conclusively established the pre-tax net present value of the retail transition costs relating to out-of-market power purchase contracts recoverable in retail rates to be approximately $244.7 million. In addition, the stipulation set a fixed annual recovery for the retail transition costs beginning at $14.9 million in the first year after implementation and increasing up to $25.6 million in the fourth year and thereafter. Because the recovery stream as finalized by the stipulation is less than the total payments due under the out-of-market power purchase contracts, the difference must be mitigated or covered from other revenue sources. The pre-tax net present value of the retail transition costs approved in the MPSC stipulation is approximately $60.0 million less than the former owner of NorthWestern Energy LLC estimated in its initial filing with the MPSC. We estimate that the annual after tax differences will be approximately $1.9 million in 2002, increasing to a high of approximately $13.2 million in 2017. The estimated aggregate after tax amount of the differences over the 28-year life of these contracts would be approximately $193.5 million. Although we believe we have opportunities to mitigate the impact of these differences, we cannot assure you that we will be successful. To the extent we are unable to mitigate these differences, our net income and financial condition could be adversely affected.  Moreover, such a downgrade could trigger certain cash collateral rights for suppliers of electricity and natural gas to our South Dakota, Nebraska and Montana utilities.

If the MPSC disallows the recovery of the costs incurred in entering into default supply portfolio contracts while we are required to act as the “default supplier,” we may be required to seek alternative sources of supply and may not be able to fully recover the costs incurred in procuring default supply contracts, which could adversely affect our net income and financial condition.

        The 1997 Montana Restructuring Act provided that customers be able to choose their electricity supplier during a transition period ending on June 30, 2007. NorthWestern Energy LLC is required to act as the “default supplier” for customers who have not chosen an alternate supplier. The Restructuring Act provided for full recovery of costs incurred in procuring a default supply portfolio of electric power and required the default supplier to propose a “cost recovery mechanism” for electrical supply procurement costs before March 30, 2002. On October 29, 2001, the former owner of NorthWestern Energy LLC filed with the MPSC its initial default supply portfolio, containing a mix of long and short-term contracts from new and existing generators. On April 25, 2002, the MPSC approved NorthWestern Energy LLC’s proposed “cost recovery mechanism” in the form filed.

        On June 21, 2002, the MPSC issued a final order approving contracts meeting approximately 60% of the default supply winter peak load and approximately 93% of the annual energy requirements, and choosing not to preapprove five proposed contracts relating to new generation construction projects, including a contract for 150 megawatts in winter and 75 megawatts in summer with Montana First Megawatts, a 240 megawatt gas-fired generation project being constructed by a NorthWestern subsidiary in Great Falls, Montana. In refusing preapproval of the new generation contracts, the MPSC stated that “prudently incurred costs related to electricity procured from new generation projects are fully recoverable in rates,” but that the former owner of NorthWestern Energy LLC did not adequately document and explain its analysis and judgments which led to the specific mix of resource types, products, contract lengths, price stability, dispatchability, risk and other characteristics of the chosen portfolio. As a result of the order, NorthWestern Energy LLC will seek to obtain the remainder of the default supply portfolio through a combination of resubmitted power purchase contracts conforming to the MPSC’s guidance and open market purchases. In addition, the MPSC approved our “cost recovery mechanism.” Currently, NorthWestern Energy LLC is making short-term purchases to fill intermediate and peak electricity needs. These short-term purchases, along with the MPSC-approved base load supply, are being fully recovered through our annual electricity cost tracking process pursuant to which rates are based on estimated electricity loads and electricity costs for the upcoming tracking period and are annually reviewed and adjusted by the MPSC for any differences in the previous tracking year’s estimates to actual information. This process is similar to the cost recovery process that has been successfully utilized for more than 20 years in Montana, South Dakota and other states for natural gas purchases for residential and commercial customers. The MPSC further stated that NorthWestern Energy LLC has an ongoing responsibility to prudently administer its supply contracts and the energy procured pursuant to those contracts for the benefit of ratepayers. We expect that the costs of the default supply portfolio and a competitive transition charge for out-of-market costs will increase residential electric rates in NorthWestern Energy LLC’s service territories by less than 10% during the first year. The MPSC may disallow the recovery of the costs incurred under default supply portfolio contracts in the future, if it makes a determination that the contracts other than the contracts which were preapproved were not prudently entered into or that the contracts were not prudently administered. A failure to recover such costs could adversely affect our net income and financial condition.

We are subject to extensive governmental regulations which could impose significant costs on our operations and changes in existing regulations and future deregulation may have a detrimental effect on our business and could increase competition.

Our operations, taxes, and the operations of our subsidiary entities are subject to extensive federal, state and local laws and regulations concerning taxes, service areas, tariffs, issuances of securities, employment, occupational health and safety, protection of the environment and other matters.  In addition, we are required to obtain and comply with a wide variety of licenses, permits and other approvals in order to operate our facilities.  In the course of complying with these requirements, we may incur significant costs.  If we fail to comply with these requirements, we could be subject to civil or criminal liability and the imposition of liens or fines.  In addition, existing regulations may be revised or reinterpreted, new laws and regulations may be adopted or become applicable to us or our facilities and future changes in laws and regulations may have a detrimental effect on our business.

The United States electric utility and natural gas industries are currently experiencing increasing competitive pressures as a result of consumer demands, technological advances, deregulation, greater availability of natural gas-fired generation and other factors.  Competition for various aspects of electric and natural gas services is being introduced throughout the country that will open these markets to new providers to some or all of traditional electric utility and natural gas services.  Competition is likely to result in the further unbundling of electric utility and natural gas services as has occurred in Montana for electricity and Montana, South Dakota and Nebraska for natural gas.  Separate markets may emerge for generation, transmission, distribution, meter reading, billing and other services currently provided by utilities and natural gas providers as a bundled service.  As a result, significant additional competitors could become active in the generation, transmission and distribution segments of our industry.

Proposals have been introduced in Congress to repeal the Public Utility Holding Company Act of 1935, or PUHCA.  To the extent competitive pressures increase and the pricing and sale of electricity assume more characteristics of a commodity business, the economics of domestic independent power generation projects may come under increasing pressure.

Our utility business is subject to extensive environmental regulations and potential environmental liabilities, which could result in significant costs and liabilities.

        Our utility business is subject to extensive regulations imposed by federal, state and local government authorities in the ordinary course of day-to-day operations with regard to the environment, including environmental regulations relating to air and water quality, solid waste disposal and other environmental considerations. Many of these environmental laws and regulations create permit and license requirements and provide for substantial civil and criminal fines which, if imposed, could result in material costs or liabilities. We regularly monitor our operations to prevent adverse environmental impacts. We may be required to make significant expenditures in connection with the investigation and remediation of alleged or actual spills and the repair and upgrade of our facilities in order to meet future requirements under environmental laws. Most of our generating capacity is coal burning.

        The Clean Air Act Amendments of 1990, which prescribe limitations on sulfur dioxide and nitrogen oxide emissions from coal-fired power plants, required reductions in sulfur dioxide emissions at our Big Stone plant, in which we own an approximate 23.4% interest, beginning in the year 2000. The Clean Air Act also contains a requirement for future studies to determine what, if any, limitations and controls should be imposed on coal-fired boilers to control emissions of certain air toxics, including mercury. Because of the uncertain nature the air toxic emission limits and the potential for development of more stringent emission standards in general, we cannot reasonably determine the additional costs we may incur under the Clean Air Act.

        In addition, the U.S. Environmental Protection Agency, or the EPA, listed the Milltown Reservoir, which sits behind a hydroelectric dam owned by NorthWestern Energy LLC, on its Superfund National Priority List in 1983 as a result of the collection of toxic heavy metals in the silts. The Atlantic Richfield Company, or ARCO, as successor to the Anaconda Company, has been named as the party with responsibility for completing the remedial investigation and feasibility studies and conducting site cleanup, under the EPA’s direction. The former owner of NorthWestern Energy LLC did not undertake any direct responsibility in that regard, in light of a special statutory exemption from liability under CERCLA in relation to the Milltown Dam. By virtue of its acquisition of The Montana Power Company’s utility business and the dam, NorthWestern Energy LLC succeeded to similar protection under this statutory exception. ARCO has argued that the former owner of NorthWestern Energy LLC should be considered a Potentially Responsible Party, or PRP, and has threatened to challenge its exempt status. ARCO and the former owner of NorthWestern Energy LLC entered into a settlement agreement to limit the former owner’s and now NorthWestern Energy LLC’s potential liability, costs and ongoing operating expenditures, provided that the EPA selects a remedy that leaves the dam and sediments in place in its final Record of Decision. The final Record of Decision is not expected to be issued until late 2002 or early 2003. Depending on the outcome of that decision, we may be required to defend our exempt position. We cannot assure you that we will not incur costs or liabilities associated with the Milltown Dam site in the future, some of which could be significant. We have a reserve of approximately $20.9 million at June 30, 2002, primarily for liabilities related to the Milltown Dam and other environmental liabilities. To the extent we incur liabilities greater than our reserve, our financial condition and results of operations could be adversely affected.

You are unlikely to be able to exercise effective remedies or collect judgments against Arthur Andersen and we may incur material expenses or delays in financings or SEC filings because we changed auditors.

                Arthur Andersen LLP has served as our independent accountants since 1932. On March 14, 2002, Arthur Andersen was indicted by a federal grand jury on obstruction of justice charges arising from the government's investigation of Enron Corp. In light of recent events concerning Arthur Andersen, we dismissed Arthur Andersen as our independent public accounting firm and retained Deloitte & Touche LLP in their stead on May 16, 2002, although Arthur Andersen has audited our consolidated financial statements contained in this prospectus. On June 15, 2002, Arthur Andersen LLP was found guilty by a jury in Houston, Texas of obstructing justice. In light of the jury verdict and the underlying events, Arthur Andersen has informed the SEC that it will cease practicing before the SEC by August 31, 2002, unless the SEC determines another date is appropriate. A substantial number of Arthur Andersen's personnel have already left the firm, including the individuals responsible for auditing our audited financial statements contained in this prospectus, and substantially all remaining personnel are expected to do so in the near future. Because it is unlikely that Arthur Andersen will survive, you are unlikely to be able to exercise effective remedies or collect judgments against them.

                In addition, Arthur Andersen has not consented to the inclusion of their report in this prospectus, and we have dispensed with the requirement to file their consent in reliance on Rule 437a under the Securities Act. Because Arthur Andersen has not consented to the inclusion of their report in this prospectus, you may not be able to recover against Arthur Andersen under Section 11 of the Securities Act for any untrue statement of a material fact contained in the financial statements audited by Arthur Andersen or any omissions to state a material fact required to be stated in those financial statements.

                As a public company, we are required to file with the SEC periodic financial statements audited or reviewed by an independent certified public accountant. Our access to the capital markets and our ability to make timely filings with the SEC could be impaired if the SEC ceases accepting financial statements audited by Arthur Andersen. In addition, because both the partner and the audit manager who were assigned to our account have left the firm, Arthur Andersen will be unable to provide other information or documents that would customarily be received by us or underwriters in connection with financings or other transactions, including consents and "comfort" letters. As a result, we may encounter delays, additional expense and other difficulties in future financings. Any resulting delay in accessing or inability to access the public capital markets could be disruptive to our operations and could affect the price and liquidity of our securities.

We are subject to risks associated with a changing economic environment.

        In response to the occurrence of several recent events, including the September 11, 2001, terrorist attack on the United States, the ongoing war against terrorism by the United States and the bankruptcy of Enron Corp., the financial markets have been disrupted in general and the availability and cost of capital for our business and that of our competitors has been adversely affected. In addition, although we have no known exposure relating directly to Enron Corp. following its bankruptcy, the credit rating agencies initiated a thorough review of the capital structure and earnings power of certain energy companies. These events could constrain the capital available to our industry and could adversely affect our access to funding for our operations, including the funding necessary to refinance our indebtedness that is scheduled to come due in 2002 and 2003. See “We will need significant additional capital to refinance our indebtedness that is scheduled to mature and for other working capital purposes, which we may not be able to obtain.” The achievement of our growth targets is dependent, at least in part, upon our ability to access capital at rates and on terms we determine to be acceptable. If our ability to access capital becomes significantly constrained, our financial condition and future results of operations could be significantly adversely affected.

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

        S&P, Moody’s and Fitch rate our senior, unsecured debt at “BBB,” “Baa2” with a negative outlook and “BBB+,” respectively. On August 1, 2002, Moody’s placed our ratings under review for possible downgrade and Fitch placed our ratings on rating watch negative following the announcement that CornerStone had exercised a five business day grace period with respect to interest payments on three classes of its outstanding senior secured notes. Credit ratings are dependent on a number of quantitative and qualitative factors. Moody’s has stated that even though the acquisition of NorthWestern Energy LLC will benefit NorthWestern by increasing cash flow from more stable regulated operations, the reason for the negative outlook in its rating was primarily due to the combined effects of a general weakening of our credit profile over the past year and Moody’s expectations for a significant increase in our debt leverage and correspondingly weaker cash flow coverage ratios in the near-term as a result of our acquisition of NorthWestern Energy LLC. Although we are not aware of any current plans of S&P, Moody’s or Fitch to further lower their respective ratings on our debt, we cannot assure you that our credit ratings will not be downgraded if we do not reduce our leverage. Although none of our debt instruments contain acceleration and repayment provisions in the event of a downgrade in our debt ratings by S&P, Moody’s or Fitch, if such a downgrade were to occur, particularly below investment grade, our ability to access the capital markets may be adversely affected and our borrowing costs would increase which would adversely impact our results and condition. In addition, we would likely be required to pay a higher interest rate in future financings and our potential pool of investors and funding sources could decrease.  Moreover, such a downgrade could trigger certain cash collateral rights for suppliers of electricity and natural gas to our South Dakota, Nebraska and Montana utilities.

A downgrade in our credit rating could limit our ability to pay dividends or acquire shares of our capital stock.

If our credit rating by Standard & Poor’s falls below BBB- or our credit rating by Moody’s falls below Baa3, we will not be able to:

•	declare or pay dividends or make other distributions with respect to any class of our capital stock or
•	purchase, redeem, retire or otherwise acquire any such stock,

under the terms of our credit agreement with respect to our $280.0 million revolving credit facility.  In addition, in the event of such a downgrade in our credit rating by either rating agency, we may not permit any of our subsidiaries to:

•	pay dividends or make distributions with respect to any class of its capital stock other than dividends to be paid to us or another of our wholly owned subsidiaries or
•	acquire shares of its capital stock other than as required by existing agreements,

under the terms of our credit agreement.

We have substantial indebtedness, which could adversely affect our financial condition.

        We have a significant amount of indebtedness outstanding as a result of our acquisition of NorthWestern Energy LLC. We had total consolidated indebtedness of approximately $1.8 billion outstanding as of June 30, 2002. Our credit facility does not fully prevent us from incurring additional indebtedness and the indentures governing our other obligations due do not prevent us from incurring additional unsecured indebtedness or indebtedness secured by our utility assets.

        Our substantial indebtedness could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the our obligations;
•	increase our vulnerability to general adverse economic and industry conditions;
•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•	place us at a competitive disadvantage compared to our competitors that have less debt; and
•	limit our ability to borrow additional funds.

        Our failure to comply with any of the covenants contained in the instruments governing our indebtedness could result in an event of default which, if not cured or waived, could result in the acceleration of other outstanding indebtedness. We may not have sufficient working capital to satisfy our debt obligations in the event of an acceleration of all or a significant portion of our outstanding indebtedness.

We could enter into acquisitions, changes of control, refinancings or other recapitalizations or highly leveraged transactions that could adversely affect the trading prices and our ability to repay our obligations on the notes.

        The indenture governing our obligations do not prevent us from entering into acquisitions, changes of control, refinancings or other recapitalizations or highly leveraged transactions. These transactions could increase the amount of our outstanding indebtedness or otherwise affect our capital structure or credit quality and could result in the acceleration of the indebtedness outstanding under our credit facility. If we enter into acquisitions, changes of control, refinancings or other recapitalizations or highly leveraged transactions, the trading prices of our debt or equities securities and our ability to repay our obligations could be adversely affected.

We will need significant additional capital to refinance our indebtedness that is scheduled to mature and for other working capital purposes, which we may not be able to obtain.

        We have completed a number of financings during 2001 and the beginning of 2002.  In addition, we will be required to obtain significant additional capital in 2002 and 2003 to execute our business plan, including for working capital purposes and to repay existing indebtedness scheduled to mature during the year. In particular, we will be required to repay, refinance or extend the following indebtedness:

•	our $150.0 million aggregate principal amount of floating rate notes, which are scheduled to mature on September 23, 2002;
•	our $5.0 million aggregate principal amount of 6.99% mortgage bonds, which are scheduled to mature on September 1, 2002;
•	Montana Megawatts I, LLC’s $55.0 million term loan facility, which is currently scheduled to mature on September 28, 2002;
•	CornerStone’s $50.0 million bank credit facility, which expires on November 28, 2002;
•

Expanets’ $125.0 million nonrecourse equipment purchase financing facility with Avaya, which expires on December 31, 2002 and was reduced to $100.0 million on March 5, 2002 and $80.0 million on April 30, 2002, and will be further reduced to $55.0 million on August 30, 2002; and

•

our new $280.0 million working capital facility, which is scheduled to mature on February 14, 2003 although we may convert up to $225.0 million of the aggregate amount outstanding as of February 11, 2003 into a term loan on a non-revolving basis that matures on February 14, 2004.

        We used the net proceeds from the issuance and sale of the 720 million of our notes to refinance the term loan portion of our acquisition credit facility. In addition, we intend to raise approximately $150.0 million to $200.0 million in additional equity in 2002, through one or more public offerings and/or private placements, and use the proceeds to retire debt and for other corporate purposes, including funding new corporate investment and acquisition and growth ventures. We may also consider applying a portion of our free cash flow and/or the net proceeds from sales of non-core assets to further reduce our debt. We may also issue additional other debt or equity during the year for these purposes. Our ability to obtain additional financing will be dependent on a number of factors, including those discussed in “Risk Factors—We have substantial indebtedness, which could adversely affect our financial condition.” See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our operating results may fluctuate on a seasonal and quarterly basis.

        Our electric and gas utility business and, to a lesser extent, Blue Dot’s HVAC business are seasonal businesses and weather patterns can have a material impact on their operating performance. Because natural gas is heavily used for residential and commercial heating, the demand for this product depends heavily upon weather patterns throughout our market areas and a significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Demand for electricity is often greater in the summer and winter months associated with cooling and heating. Similarly, Blue Dot’s business is subject to seasonal variations in certain areas of its service lines, with demand for residential HVAC services generally higher in the second and third quarters. Accordingly, our operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer. We expect that unusually mild winters and summers in the future will have an adverse effect on our results of operations and financial condition.

Changes in commodity prices may increase our cost of producing and distributing electricity and distributing natural gas or decrease the amount we receive from selling electricity and natural gas, adversely affecting our financial performance and condition.

        To the extent not covered by long-term fixed price purchase contracts, we are exposed to changes in the price and availability of coal because most of our generating capacity is coal-fired. Changes in the cost of coal and changes in the relationship between those costs and the market prices of power may affect our financial results. In addition, natural gas and electricity are commodities; the market price of which can be subject to volatile changes in response to changes in the world crude oil market, refinery operations, power plant outages, weather conditions, supply or other market conditions. Because the rates at which we sell electricity and natural gas are set by state regulatory authorities, we may not be able to immediately pass on to our retail customers rapid increases in the wholesale cost of coal and natural gas, which could reduce our profitability.

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

In addition to other factors and matters discussed elsewhere in our quarterly, annual and current reports that we file with the SEC, and which are incorporated by reference into this Form 10-Q, some important factors that could cause actual results or outcomes for NorthWestern or our subsidiaries to differ materially from those discussed in forward-looking statements include, the adverse impact of weather conditions and seasonal fluctuations; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; developments in the federal and state regulatory environment and the terms associated with obtaining regulatory approvals and rate orders; costs associated with environmental liabilities and compliance with environmental laws; the rate of growth and economic conditions in our service territories and those of our subsidiaries; the speed and degree to which competition enters the industries and markets in which our businesses operate; the timing and extent of changes in interest rates and fluctuations in energy-related commodity prices; risks associated with acquisitions, transition and integration of acquired companies, including NorthWestern Energy LLC and the Growing and Emerging Markets Division of Lucent Technologies, Inc., and the implementation of information systems and realization of efficiencies in excess of any related restructuring charges; lack of minority interest basis, which requires us to recognize an increased share of operating losses at certain of our subsidiaries; our ability to recover transition costs; disallowance by the Montana Public Service Commission of the recovery of the costs incurred in entering into our default supply portfolio contracts while we are required to act as the "default supplier"; disruptions and adverse effects in the capital market due to the changing economic environment; our credit ratings with Moody’s, Standard & Poor’s and Fitch; potential delays in financings or SEC filings because we changed auditors; our substantial indebtedness, which could limit our operating flexibility or ability to borrow additional funds; our ability to obtain additional capital to refinance our indebtedness that is scheduled to mature and for working capital purposes; changes in customer usage patterns and preferences; possible future actions and developments at CornerStone Propane Partners, L.P.; changes in customer usage patterns and preferences; and changing conditions in the economy, capital markets and other factors identified from time to time in our filings with the SEC.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have market risk from our variable interest rate debt instruments and commodity price risk in our cost of producing and distributing electricity and distributing natural gas and propane.  We may selectively use financial instruments to manage these risks.  We do not enter into financial instruments for speculative or trading purposes.  Additional information regarding our risks is included under “Risk Factors – Changes in commodity prices may increase our cost of producing and distributing electricity and distributing natural gas and propane or decrease the amount we receive from selling electricity, natural gas and propane, adversely affecting our financial performance and condition”; and “Management’s Discussion and Analysis” of our 2001 Annual Report and Note 1, Significant Accounting Policies, Derivative Financial Instruments, to our annual consolidated financial statements contained in our 2001 Annual Report which have been filed with the Securities and Exchange Commission.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The election of three directors to Class II of the Board of Directors was submitted to stockholders in the Corporation’s proxy statement.  At the annual meeting of common stockholders on May 1, 2002, the three nominees were elected, receiving the following votes: Richad R. Hylland 22,835,457; Jerry W. Johnson 22,866,888; and Larry F. Ness 22,887,936.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

Exhibit 10.1 - Amendment No. 2 to Credit Agreement, dated as of August 13, 2002, among NorthWestern Corporation, the several banks and other financial institutions from time to time a party thereto and Credit Suisse First Boston, as administrative agent.

Exhibit 99.1 – Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 - Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

We filed a Current Report on Form 8-K with the SEC on April 15, 2002 to file as an exhibit a press release announcing that the Company expected its dilued earnings per share from continuing operations to be between 60 to 65 cents per share for the first quarter of 2002, and reaffirmed its full year earnings estates.

We filed a Current Report on Form 8-K with the SEC on May 1, 2002 to file as an exhibit a press release discussing first quarter 2002 results.

We filed a Current Report on Form 8-K with the SEC on May 22, 2002 to file as exhibits (a) letter from Arthur Andersen LLP to the SEC dated May 22, 2002; (b) press release of the Company dated May 16, 2002; and (c) press release of the Company dated May 17, 2002.  The Company filed under Item 4 Changes in Registrant’s Certifying Accountants that it had dismissed Arthur Andersen LLP as its independent accountants on May 16, 2002.  The Company further announced the engagement of Deloitte & Touche LLP as its new independent accountants as of May 16, 2002.  On May 16, 2002 the Company issued a press release confirming its full-year 2002 earnings estimates, advising that it has no knowledge of any reason for the recent unusual trading activity of its stock, and reporting that it has filed its From 10-Q for the quarter ended March 31, 2002.  On May 17, 2002, the Company issued a press release reaffirming 2002 performance and annualized free cash flow targets, announcing the selection of Deloitte & Touche LLP as its new independent accountants for 2002, and notifying the investment community of the Company’s investor webcast held the same day.

We filed a Current Report on Form 8-K with the SEC on August 2, 2002 to file as an exhibit a July 31, 2002 press release announcing that the we were reviewing CornerStone Propane Partners, L.P.’s announcement that it elected to delay making an interest payment on its debt and is continuing to review financial restructuring and strategic opportunities.  In addition, we reaffirmed our full-year earnings target of $2.30 to $2.55 per share from continuing operations.

We filed a Current Report on Form 8-K with the SEC on August 8, 2002 to file as an exhibit a press release discussing second quarter 2002 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWESTERN CORPORATION
(Registrant)

Date: August 14, 2002	/s/ Kipp D. Orme
Vice President – Finance
Chief Financial Officer