Form 10-Q/A
period 2002-03-31
NORTHWESTERN CORP
filed 2002-09-20
CIK 73088

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Common Stock, Par Value $1.75
27,396,762 outstanding at August 30, 2002

EXPLANATORY NOTE

        This Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q of NorthWestern Corporation ("NorthWestern") for the quarter ended March 31, 2002, is filed solely for the purpose of amending Item 1 and Item 2 of Part 1 to provide additional disclosure in response to comments received from the Securities and Exchange Commission in connection with a review of NorthWestern's Registration Statement on Form S-4 (File No. 333-86888), which was declared effective on September 11, 2002.

        The information contained in this Amendment has been updated in certain respects to reflect developments since March 31, 2002, the date of the financial statements contained herein. This Amendment should be read together with NorthWestern's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001 and NorthWestern's Quarterly Report on Form 10-Q, as amended, for the three months ended June 30, 2002.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
NORTHWESTERN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$120,518	$37,158
Accounts receivable, net	394,922	260,485
Inventories	69,342	79,719
Other	82,487	69,487
Current assets of discontinued operations	101,140	181,697

Total current assets	768,409	628,546

Property, Plant, and Equipment, Net	1,594,930	496,241
Goodwill and Other Intangible Assets, Net	852,811	640,590
Other:
Investments	97,288	62,959
Regulatory assets	112,653	20,415
Deferred tax asset	14,334	17,374
Other	98,823	73,413
Noncurrent assets of discontinued operations	682,212	695,197

Total assets	$4,221,460	$2,634,735

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$158,934	$155,000
Current maturities of long-term debt of subsidiaries — nonrecourse	8,424	22,817
Short-term debt of subsidiaries-nonrecourse	151,921	178,628
Accounts payable	128,503	122,266
Accrued expenses	417,997	216,345
Current liabilities of discontinued operations	125,341	230,070

Total current liabilities	991,120	925,126

Long-term Debt	1,400,696	373,350
Long-term Debt of Subsidiaries — Nonrecourse	37,334	37,999
Other Noncurrent Liabilities	393,735	75,040
Noncurrent Liabilities and Minority Interests of Discontinued Operations	652,322	605,325

Total liabilities	3,475,207	2,016,840

Minority Interests	14,856	30,067

Preferred Stock, Preference Stock, and Preferred Securities:
Preferred stock — 4 1/2% series	2,600	2,600
Redeemable preferred stock — 6 1/2% series	1,150	1,150
Preference stock	—	—
Corporation obligated mandatorily redeemable preferred securities of subsidiary trusts	370,250	187,500

Total preferred stock, preference stock and preferred securities	374,000	191,250

Shareholders' Equity:
Common stock, par value $1.75; authorized 50,000,000 shares; issued and outstanding 27,396,762	47,942	47,942
Paid-in capital	240,841	240,797
Treasury stock, at cost	(3,542)	(3,681)
Retained earnings	67,848	112,307
Accumulated other comprehensive income (loss)	4,308	(787)

Total shareholders' equity	357,397	396,578

Total liabilities and shareholders' equity	$4,221,460	$2,634,735

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31
	2002	2001
OPERATING REVENUES	$480,113	$477,592
COST OF SALES	269,691	322,448

GROSS MARGIN	210,422	155,144
OPERATING EXPENSES
Selling, general and administrative	148,150	172,815
Depreciation	20,535	8,988
Amortization of intangibles	7,089	10,443

	175,774	192,246

OPERATING INCOME (LOSS)	34,648	(37,102)
Interest Expense	(21,686)	(12,393)
Investment Income and Other	694	1,178

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interests	13,656	(48,317)
Benefit (Provision) for Income Taxes	(4,611)	15,674

Income (Loss) From Continuing Operations Before Minority Interests	9,045	(32,643)
Minority Interests in Net Loss of Consolidated Subsidiaries	14,914	45,836

Income from Continuing Operations	23,959	13,193
Discontinued Operations, Net of Taxes and Minority Interests	(40,000)	5,196

Income (Loss) before Extraordinary Item	(16,041)	18,389
Extraordinary Item, Net of Tax of $7,241	(13,447)	—

Net Income (Loss)	(29,488)	18,389
Minority Interests on Preferred Securities of Subsidiary Trusts	(6,225)	(1,650)
Dividends on Preferred Stock	(48)	(48)

Earnings (Loss) on Common Stock	$(35,761)	$16,691

Average Common Shares Outstanding	27,397	23,433
Earnings (Loss) per Average Common Share:
Continuing operations	$0.65	0.49
Discontinued operations	(1.46)	0.22
Extraordinary item	(0.49)	—

Basic	$(1.30)	$0.71

Continuing operations	$0.65	0.48
Discontinued operations	(1.46)	0.22
Extraordinary item	(0.49)	—

Diluted	$(1.30)	$0.70

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended March 31
	2002	2001
Operating Activities:
Net Income (Loss)	$(29,488)	$18,389
Items not affecting cash:
Depreciation	20,535	8,988
Amortization	7,089	10,443
Loss on discontinued operations	40,000	—
Extraordinary item, net of taxes	13,447	—
Deferred income taxes	291	(89)
Minority interests in net losses of consolidated subsidiaries	(14,914)	(45,836)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(93,665)	3,048
Inventories	27,134	7,655
Other current assets	6,310	(5,902)
Accounts payable	(23,612)	(24,989)
Accrued expenses	35,974	2,830
Change in net assets of discontinued operations	(4,190)	37,215
Change in noncurrent assets	9,262	6,301
Change in noncurrent liabilities	(15,394)	(2,364)
Other, net	(2,577)	(134)

Cash flows provided by (used in) operating activities	(23,798)	15,555

Investment Activities:
Property, plant and equipment additions	(10,432)	(10,564)
Sale (purchase) of noncurrent investments and assets, net	(8,013)	(3,146)
Acquisitions and growth expenditures, net of cash received	(482,982)	(13,117)

Cash flows used in investing activities	(501,427)	(26,827)

Financing Activities:
Dividends on common and preferred stock	(8,746)	(7,013)
Minority interest on preferred securities of subsidiary trusts	(6,225)	(1,650)
Issuance of long-term debt	719,118	—
Issuance of preferred securities of subsidiary trusts	117,750	—
Repayment of long-term debt	(2,007)	—
Line of credit (repayments) borrowings, net	(132,000)	25,000
Financing costs	(36,028)	—
Subsidiary repurchase of minority interests	(8,697)	(2,051)
Line of credit repayments of subsidiaries, net	(12,951)	(6,478)
Issuance of nonrecourse subsidiary debt	—	1,374
Repayment of nonrecourse subsidiary debt	(29,507)	(2,669)
Proceeds from termination of hedge	7,878	—

Cash flows provided by financing activities	608,585	6,513

Increase (Decrease) in Cash and Cash Equivalents	83,360	(4,759)
Cash and Cash Equivalents, beginning of period	37,158	43,385

Cash and Cash Equivalents, end of period	$120,518	$38,626

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income Taxes	$(6,220)	$(681)
Interest	18,496	13,146
Non-cash transactions:
Debt assumed in acquisitions	$507,711	$—
Assets acquired in exchange for debt	237	3,522
Interest capitalized for internally developed software	1,297	—
Minority equity interest issued for acquisitions	—	1,435
Exchange of warrants for common stock	—	1,505

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Reference is made to Notes to Financial Statements
Included in the Company's Annual Report)

1.    Management's Statement

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

2.    Nature of Operations, Basis of Consolidation and Minority Interests

        The Corporation is a service and solutions company providing integrated energy, communications, air conditioning, heating, ventilation, plumbing and related services and solutions to residential and business customers throughout North America. A division of the Corporation (NorthWestern Energy) is engaged in the regulated energy business of production, purchase, transmission, distribution and sale of electricity and the delivery of natural gas to customers located in the upper Midwest region of the United States. The Corporation has investments in Expanets, Inc. ("Expanets"), a leading provider of networked communications and data services and solutions to medium-sized businesses nationwide; Blue Dot Services, Inc. ("Blue Dot"), a national provider of air conditioning, heating, plumbing and related services ("HVAC"); and CornerStone Propane Partners, L.P. ("CornerStone"), a publicly traded Delaware master limited partnership, formed to engage in the retail propane and wholesale energy-related commodities distribution business throughout North America.

        The accompanying consolidated financial statements include the accounts of the Corporation and all wholly and majority-owned or controlled subsidiaries. The financial statements of Expanets, Blue Dot and CornerStone are included in the accompanying consolidated financial statements, and therefore included in referencing to "subsidiaries," by virtue of the voting and control rights. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. The operations of CornerStone and the Corporation's interest in CornerStone have been reflected in the consolidated financial statements as Discontinued Operations (see Note 4, Discontinued Operations, for further discussion).

        Many of the Corporation's acquisitions at Expanets and Blue Dot have involved the issuance of common and junior preferred stock in those subsidiaries to the sellers of the acquired businesses. The Corporation's investments in Expanets and Blue Dot are principally in the form of senior preferred stock with voting control and a liquidation preference over the common and junior preferred stock. We are required to consolidate the financial results of Expanets and Blue Dot because of our voting control. The common and preferred stock issued to third parties in connection with acquisitions creates minority interests which are junior to the Corporation's preferred stock interests and against which operating losses have been allocated.

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

        Losses allocated to Minority Interests were $14.9 million and $45.8 million for the three months ended March 31, 2002 and 2001, respectively. Minority Interests balances were $14.9 million at March 31, 2002 and $30.1 million at Dec. 31, 2001. The Corporation will recognize future losses of the subsidiaries to the extent these losses exceed the Minority Interest balance after any effects of exchange agreements, totaling $14.9 million as of March 31, 2002. Accordingly, based on the capital structures of Expanets and Blue Dot at March 31, 2002, all losses at Expanets and Blue Dot will be allocated to the Corporation, unless additional minority interest is issued as a result of new acquisitions.

3.    Acquisitions

        On February 15, 2002, the Corporation completed the asset acquisition of The Montana Power Company's energy distribution and transmission business for $602.0 million in cash and the assumption of $488.0 million in existing Montana Power Company debt and mandatorily redeemable preferred securities of subsidiary trusts (net of cash received). As a result of the acquisition, the Corporation is now a provider of natural gas and electricity to more than 590,000 customers in Montana, South Dakota and Nebraska and has the capacity to provide service to wider regions of the country. For accounting convenience, due to the burden of a mid-month closing, both parties agreed to an effective date for the sale of January 31, 2002.

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

February 1, 2002
(in thousands)
Cash	$105,140
Other current assets	76,178
Property, plant and equipment	1,093,988
Goodwill & other intangibles	196,403
Other	154,803

Total assets acquired	$1,626,512

Current liabilities	$219,950
Long-term debt	442,711
Mandatorily redeemable preferred securities of subsidiary trusts	65,000
Other	320,211

Total liabilities assumed	1,047,872

Net assets acquired	$578,640

        The following unaudited pro forma results of consolidated operations for the quarter ended March 31, 2002, give effect as if the acquisition had occurred as of January 1, 2002 (in thousands except per share amounts):

Three Months Ended March 31, 2002
Revenues	$544,076
Net Income (Loss)	(23,069)
Diluted earnings per share	(1.07)

4.    Discontinued Operations

        The Corporation owns an effective 30% interest in CornerStone through subordinated units, a 2% aggregate general partner interest, 379,438 common units and all outstanding warrants. On January 18, 2002, the board of directors of the general partner of CornerStone announced that it had retained Credit Suisse First Boston Corporation to review strategic options, including the possible sale or merger of CornerStone. Accordingly, the Corporation has adopted discontinued operations accounting for its CornerStone interests. Accordingly, the assets, liabilities and results of operations of CornerStone and those representing the Corporation's interests in Cornerstone are presented as discontinued operations in the consolidated financial statements. Subsequently, on August 5, 2002, CornerStone announced that it had elected not to make an interest payment aggregating approximately $5.6 million on three classes of its senior secured notes, which was due on July 31, 2002, and was continuing to review financial restructuring and strategic options, including the potential commencement of a Chapter 11 case under the United States Bankruptcy Code. After this announcement, the New York Stock Exchange announced that it had suspended trading in CornerStone's publicly traded partnership units and would seek to delist the partnership units due to their low price and CornerStone's decision not to make the scheduled interest payments. The Corporation will continue to evaluate CornerStone's financial restructuring and the impact upon creditors of CornerStone, including the Corporation, and expects to reflect any resulting financial implication in its third quarter 2002 results. During first quarter 2002, the Corporation recognized a loss from discontinued operations of $40.0 million. This was comprised of a write-down of its investment in CornerStone of $41.7 million, which was partially offset by income (net of taxes and minority interests) of $1.7 million for first quarter 2002. Subsequent losses of $5.1 million (net of taxes and minority interests) for the quarter ended June 30, 2002 have increased the amount of the recognized loss to $45.1 million. Summary financial information is as follows (in thousands):

	March 31, 2002	December 31, 2001
Accounts receivable, net	$61,001	$121,843
Other current assets	40,139	59,854

Current assets of discontinued operations	$101,140	$181,697

Property, plant and equipment, net	$312,769	$322,126
Goodwill and other intangibles, net	336,176	339,058
Other noncurrent assets	33,267	34,013

Noncurrent assets of discontinued operations	$682,212	$695,197

Accounts payable	$70,921	$142,578
Other current liabilities	54,420	87,492

Current liabilities of discontinued operations	$125,341	$230,070

Long-term debt	$423,137	$424,524
Minority interests	160,826	153,245
Other noncurrent liabilities	68,359	27,556

Noncurrent liabilities and minority interests of discontinued operations	$652,322	$605,325

Partners' capital of discontinued operations	$5,689	$41,449

	Three months ended
	March 31, 2002	March 31, 2001
Revenues	$277,240	$1,019,097
Income before income taxes and minority interests	10,470	22,220
Income from discontinued operations, net of income taxes and minority interests	1,652	5,196

        The Corporation has provided a guaranty of CornerStone's $50 million credit facility. At March 31, 2002, $10.7 million was outstanding under CornerStone's credit facility, along with $5.6 million in letters of credit.

        A provision for loss on discontinued operations as of March 31, 2002 has been included based on management's best estimates as of March 31, 2002 of the amounts expected to be realized on the disposition of its investment. The amount the Corporation will ultimately realize could differ from the assumptions currently used in arriving at the anticipated loss.

5.    Extraordinary Item

        In March 2002, the Corporation retired the $720.0 million term loan, due February 2003, that was used for interim financing for the acquisition of The Montana Power Company's energy distribution and transmission business. The recognition of deferred costs related to the interim financing resulted in an extraordinary loss of $13.4 million, net of related income taxes of $7.2 million, or $(0.49) basic and diluted earnings per share.

6.    Comprehensive Income (Loss)

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

7.    Restructuring Reserve

        The Corporation recognized a restructuring charge of $24.9 million in the fourth quarter of 2001 relating to the Corporation's Operational Excellence Initiative which is targeting selling, general and administrative cost reductions of approximately $150 million. The Board of Directors approved this initiative in November 2001. At December 31, 2001, $19.3 million remained as part of Accrued Expenses on the Consolidated Balance Sheet. The activity in the restructuring reserve was as follows for the quarter ended March 31, 2002:

	December 31, 2001	Deductions	March 31, 2002
Employee termination benefits	$11,932	$(3,094)	$8,838
Facilities	4,745	(439)	4,306
Other	2,662	(2,426)	236

	$19,339	$(5,959)	$13,380

8.    Segment Information

        For the purpose of providing segment information in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Corporation's principal business segments are its electric, natural gas, communications and HVAC operations. The "All Other" category primarily consists of our other miscellaneous service activities which are not included in the other identified segments together with unallocated corporate costs and any reconciling or eliminating amounts.

        The accounting policies of the operating segments are the same as the parent except that the parent allocates some of its operating expenses and interest expense to the operating segments according to a methodology designed by management for internal reporting purposes and involves estimates and assumptions. Financial data for the business segments, excluding the discontinued operations of CornerStone, are as follows (in thousands):

Three Months Ended March 31, 2002

	Total Parent Company
	Total Electric and Natural Gas	All Other	Total Parent Company	Communications	HVAC	Total
Operating Revenues	$173,580	$10,145	$183,725	$201,905	$94,483	$480,113
Cost of Sales	79,579	5,619	85,198	124,750	59,743	269,691

Gross Margin	94,001	4,526	98,527	77,155	34,740	210,422
Selling, general, & administrative	37,496	6,527	44,023	68,499	35,628	148,150
Depreciation	12,715	703	13,418	4,494	2,623	20,535
Amortization of intangibles	—	7	7	6,895	187	7,089

Operating income (loss)	43,790	(2,711)	41,079	(2,733)	(3,698)	34,648
Interest expense	(12,226)	(3,385)	(15,611)	(5,974)	(101)	(21,686)
Investment income and other	283	399	682	(1)	13	694

Income (loss) before taxes and minority interests	31,847	(5,697)	26,150	(8,708)	(3,786)	13,656
Benefit (provision) for taxes	(11,802)	3,630	(8,172)	2,207	1,354	(4,611)

Income (loss) before minority interests	$20,045	$(2,067)	$17,978	$(6,501)	$(2,432)	$9,045

Total Assets	$1,996,097	$252,467	$2,248,564	$811,736	$377,808	$3,438,108

Maintenance Capital Expenditures	$8,836	$90	$8,926	$442	$1,064	$10,432

Three Months Ended March 31, 2001

	Total Parent Company
	Total Electric and Natural Gas	All Other	Total Parent- Company	Communications	HVAC	Total
Operating Revenues	$105,680	$3,484	$109,164	$268,797	$99,631	$477,592
Cost of Sales	71,639	2,292	73,931	186,008	62,509	322,448

Gross Margin	34,041	1,192	35,233	82,789	37,122	155,144
Selling, general, & administrative	11,762	5,639	17,401	120,505	34,909	172,815
Depreciation	4,047	491	4,538	2,316	2,134	8,988
Amortization of intangibles	—	29	29	8,674	1,740	10,443

Operating income (loss)	18,232	(4,967)	13,265	(48,706)	(1,661)	(37,102)
Interest expense	(2,203)	(6,476)	(8,679)	(2,358)	(1,356)	(12,393)
Investment income and other	26	1,242	1,268	(152)	62	1,178

Income (loss) before taxes and minority interests	16,055	(10,201)	5,854	(51,216)	(2,955)	(48,317)
Benefit (provision) for taxes	(5,524)	3,288	(2,236)	17,461	449	15,674

Income (loss) before minority interests	$10,531	$(6,913)	$3,618	$(33,755)	$(2,506)	$(32,643)

Total Assets	$370,118	$122,894	$493,012	$731,147	$373,337	$1,597,496

Maintenance Capital Expenditures	$2,729	$167	$2,896	$5,629	$2,039	$10,564

Three Months Ended March 31

	2002		2001
	Electric	Natural Gas	Electric	Natural Gas
Operating Revenues	$95,336	$78,244	$29,361	$76,319
Cost of Sales	31,616	47,963	5,324	66,315

Gross Margin	63,720	30,281	24,037	10,004
Selling, general & administrative	27,705	9,791	7,487	4,275
Depreciation	10,177	2,538	3,212	835

Operating Income	$25,838	$17,952	$13,338	$4,894

9.    New Accounting Standards

        SFAS No. 141, "Business Combinations," issued in June 2001, requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, it requires that all identifiable intangible assets be separately recognized and the purchase price allocated accordingly, which will result in the recognition, in some instances, of substantially more categories of intangibles.

        SFAS No. 142, "Goodwill and Other Intangible Assets," was also issued in June 2001 and eliminates amortization of goodwill and allows amortization of other intangibles only if the assets have a finite, determinable life. At adoption, and at least annually thereafter, companies must also perform an impairment analysis of intangible assets at the reporting unit level, to determine whether the carrying value exceeds the fair value of the assets. In instances where the carrying value is more than the fair value of the asset, an impairment loss must be recognized. Subsequent reversal of a previously recognized impairment loss is prohibited. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, with early application permitted in some instances for entities with fiscal years beginning after March 15, 2001. The Corporation adopted the provision effective January 1, 2002 and, as reported subsequently in the June 30, 2002 Quarterly Report on Form 10-Q/A, the Corporation retained a third party to assist in the analysis of fair value for compliance with SFAS No. 142 and determined that no impairment charge was necessary.

        The following tables present a reconciliation of net income and earnings per share as reported net of taxes and minority interests, to adjusted amounts which included the impact of the adoption of SFAS 142 for all periods presented:

	Three Months Ended
	March 31, 2002	March 31, 2001
Reported earnings (loss) on common stock	$(35,761)	$16,691
Add: Goodwill amortization, net of taxes and minority interests	—	1,580

Adjusted net income (losses)	$(35,761)	$18,271

Basic earnings (losses) per share	$(1.30)	$0.71
Add: Goodwill amortization, net of taxes and minority interests	—	0.07

Adjusted basic earnings (losses) per share	$(1.30)	$0.78

Diluted earnings (losses) per share	$(1.30)	$0.70
Add: Goodwill amortization, net of taxes and minority interests	—	0.07

Adjusted diluted earnings (losses) per share	$(1.30)	$0.77

        SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in August 2001 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Corporation is currently assessing the impact of the adoption on the financial statements.

        SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in October 2001 and establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Corporation adopted SFAS No. 144 on January 1, 2002, which affected the discontinued operations accounting treatment for CornerStone (see Note 4, Discontinued Operations).

10.    Reclassifications

        Certain 2001 amounts have been reclassified to conform to the 2002 presentation. Such reclassifications have no impact on net income or shareholders' equity as previously reported.

11.    Earnings per Share

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
Dilutive Effect of:
Stock Options	43	77,078
Stock Warrants	—	211,163

Average Common Shares Outstanding For Diluted Computation	27,396,805	23,721,065

        Certain outstanding antidilutive options and warrants have been excluded from the earnings per share calculation. These options and warrants total 2,530,381 and 458,331 for the quarters ended March 31, 2002 and 2001, respectively.

12.    Environmental Liabilities

        In connection with the acquisition of NorthWestern Energy, L.L.C. ("NorthWestern Energy LLC"), which held the energy distribution and transmission business of The Montana Power Company, the Corporation assumed the following environmental obligations:

        The U.S. Environmental Protection Agency (the "EPA"), identified the Milltown Reservoir, which sits behind a hydroelectric dam the Corporation acquired in connection with the acquisition of NorthWestern Energy LLC, on its Superfund National Priority List in 1983 as a result of the collection of toxic heavy metals in the silts. The Atlantic Richfield Company ("ARCO") has been named as the party with responsibility for completing the remedial investigation and feasibility studies and conducting site cleanup, under the EPA's direction. The former owner of NorthWestern Energy LLC did not undertake any direct responsibility in that regard, in light of a special statutory exemption from liability under CERCLA in relation to the Milltown Dam. By virtue of its acquisition of The Montana Power Corporation's utility business and the dam, NorthWestern Energy LLC succeeded to similar protection under this statutory exception. ARCO has argued that the former owner of NorthWestern Energy LLC should be considered a Potentially Responsible Party ("PRP") and has threatened to challenge its exempt status. ARCO and the former owner of NorthWestern Energy LLC entered into a settlement agreement to limit the former owner's and now NorthWestern Energy LLC's potential liability, costs and ongoing operating expenditures, provided that the EPA selects a remedy that leaves the dam and sediments in place in its final Record of Decision. The final Record of Decision is not expected to be issued until late 2002 or early 2003. Depending on the outcome of that decision, the Corporation may be required to defend its exempt position. There can be no assurance that the Corporation will not incur costs or liabilities associated with the Milltown Dam site in the future, some of which could be significant. The Corporation has established a reserve of approximately $20.9 million at March 31, 2002, primarily for liabilities related to the Milltown Dam and other environmental liabilities. To the extent NorthWestern Energy LLC's liabilities are greater than this reserve, its financial condition and results of operations could be adversely affected.

        Under the terms of the acquisition of NorthWestern Energy LLC, the Corporation assumed the first $50 million of NorthWestern Energy LLC's pre-closing environmental liabilities, including these retained environmental liabilities. Touch America Holdings, Inc. assumed the next $25 million in costs. The Corporation and Touch America Holdings, Inc. agreed to equally split costs that fall between $75 and $150 million. An evaluation of the potential liability under the contract was performed and the Corporation recognized a liability in the amount of $5.1 million.

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

13.    Commitments

        The Corporation has provided guarantees for various credit facilities of majority owned subsidiaries, totaling $127.5 million. At March 31, 2002, $88.2 million outstanding under these facilities was subject to guaranty by the Corporation.

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

        Our principal unregulated investment is in Expanets, Inc., or Expanets, a leading provider of networked communications and data services and solutions to medium-sized businesses nationwide. In addition, we own investments in Blue Dot Services Inc., or Blue Dot, a nationwide provider of air conditioning, heating, plumbing and related services, and CornerStone Propane Partners L.P., or CornerStone, a publicly traded limited partnership (OTCBB: CNPP), in which we hold a 30% interest and operate through one of our subsidiaries that serves as managing general partner. CornerStone is a retail propane and wholesale energy-related commodities distributor. On January 18, 2002, the board of directors of the general partner of CornerStone announced it has retained Credit Suisse First Boston Corporation to pursue the possible sale or merger of CornerStone. We fully support the board's action as it is consistent with our strategy to focus our resources on our energy and communications platforms. A special committee of the board of directors of the managing general partner, composed of directors that are not officers of NorthWestern, has been formed to pursue strategic options. As a result, we have recharacterized our investment in CornerStone to reflect the results of operations of CornerStone as discontinued operations. Accordingly, the results of CornerStone's operations, for all periods reported, are presented separately below income from continuing operations. In conjunction with the adoption of discontinued operations accounting for CornerStone, substantially all of our approximately $40.0 million net carrying value in the partnership was recorded as a noncash charge during the first quarter of 2002 and an additional charge of $5.1 million was recorded during the second quarter of 2002.

        On August 5, 2002, CornerStone announced that it had elected not to make an interest payment aggregating approximately $5.6 million on three classes of its senior secured notes, which was due on July 31, 2002, and was continuing to review financial restructuring and strategic options, including the potential commencement of a Chapter 11 case under the United States Bankruptcy Code. After this announcement, the New York Stock Exchange announced that it had suspended trading in CornerStone's publicly traded partnership units and would seek to delist the partnership units due to their low price and CornerStone's decision not to make the scheduled interest payments. We will continue to evaluate CornerStone's financial restructuring and the impact upon creditors of CornerStone, including us, and we expect to reflect any resulting financial implication in our third quarter 2002 results. See Note 4, Discontinued Operations, to the consolidated financial statements and Exhibits 99.3, 99.4, 99.5 and 99.6 to this Quarterly Report on Form 10-Q for the three months ended March 31, 2002 for further discussion regarding CornerStone.

        We were incorporated in Delaware in 1923. Our principal office is located at 125 S. Dakota Avenue, Sioux Falls, South Dakota 57104 and our telephone number is 605-978-2908. We maintain an internet site at http://www.northwestern.com which contains information concerning us and our subsidiaries. The information contained on our internet site and those of our subsidiaries is not incorporated by reference herein and should not be considered a part of this Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

RESULTS OF OPERATIONS

        The following is a summary of our results of operations for each of the three-month periods ended March 31, 2002 and 2001.

Consolidated Operating Results

        The following is a summary of our consolidated results of operations for the three-month periods ended March 31, 2002 and 2001. Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments. This discussion is followed by a more detailed discussion of operating results by segment. Our "All Other" category primarily consists of our other miscellaneous service activities, which are not included in the other identified segments together with unallocated corporate costs. See "—Segment Information—All Other Operations" for a discussion of the items contained in our "All Other" category. Product and service category fluctuations highlighted at the consolidated level are more fully explained in the segment discussions.

Consolidated Earnings (Loss)

        Consolidated losses were $35.8 million in the first quarter of 2002, a decline of $52.5 million, or 314.3%, from consolidated earnings of $16.7 million in the first quarter of 2001. The decline was a result of a $40.0 million charge for discontinued operations relating to our planned divestiture of our interest in CornerStone (see Note 4, Discontinued Operations, to the consolidated financial statements, for further discussion regarding CornerStone) in addition to an extraordinary loss of $13.4 million related to debt costs associated with the early extinguishment of debt. Exclusive of these charges, earnings on common stock were $17.7 million, an increase of $1.0 million, or 6.0%, over the first quarter of 2001. The increase is due to the addition of the electric and natural gas transmission and distribution business of NorthWestern Energy LLC, or the Montana operations, that we acquired on February 15, 2002, effective February 1, 2002, and improved performance within our communications segment.

Consolidated Operations

        Consolidated operating revenues were $480.1 million in the first quarter of 2002, an increase of $2.5 million, or 1.0%, from $477.6 million in the first quarter of 2001. The increase in consolidated revenues was primarily due to increased revenues from the electric and natural gas operations of $67.9 million as a result of the inclusion of NorthWestern Energy LLC's Montana operations and a $6.6 million increase in revenues from our All Other operations as a result of the addition of certain non-utility operations acquired with NorthWestern Energy LLC's Montana operations, which include revenues from statutory conservation and low income assistance charges, gas stranded costs collected in rates under a securitization program, underground services location operations and other unregulated operations. These increases were partially offset by decreases in revenues from our communications segment of $66.9 million as a result of continuing market softness and a change in the mix of revenues toward certain higher-margin activities and decreases in revenues from our HVAC segment of $5.1 million due to mild weather conditions, slowness in the market and the discontinuation of certain business lines.

        Consolidated cost of sales was $269.7 million in the first quarter of 2002, a reduction of $52.8 million, or 16.4%, from results in the first quarter of 2001. Consolidated cost of sales declined primarily due to a $61.3 million decrease in costs within the communications segment and an additional $18.4 million due to reduced natural gas costs. Cost of sales in the communications and natural gas segments were partially offset by $26.3 million of increased costs associated with NorthWestern Energy LLC's Montana operations. Costs of sales in our HVAC segment also declined $2.8 million while costs of sales in All Other increased $3.3 million from NorthWestern Energy LLC's Montana operations and increased activities within the South Dakota operations.

        Consolidated gross margin was $210.4 million in the first quarter of 2002, an increase of $55.3 million, or 35.6%, from results in the first quarter of 2001. Electric and natural gas operations gross margins increased by an aggregate of $60.0 million as a result of the addition of NorthWestern Energy LLC's Montana operations. Communications gross margin declined $5.6 million quarter over quarter as the benefit of cost reductions partially lagged behind revenue decreases. HVAC gross margin decreased $2.4 million in the first quarter of 2002 compared to the first quarter of 2001. All Other gross margin improved due to the additional activity from the Montana operations. Consolidated gross margin as a percentage of revenues was 43.8% in the first quarter of 2002, compared to 32.5% in the first quarter of 2001. The improvement in consolidated gross margin was primarily a result of lower natural gas commodity prices and margin improvement within the communications segment due to a better sales mix and additional higher-margin maintenance revenues.

        Consolidated operating expenses were $175.8 million in the first quarter of 2002, a decline of $16.5 million, or 8.6%, from results in the first quarter of 2001. Operating expenses for the communications segment in the first quarter of 2002 were $51.6 million less than in the first quarter of 2001 due to reductions in costs related to selling and operational functions as well as a reduction in costs related to corporate and transition/integration efforts to better align the business with the reduced revenue streams. Electric and natural gas operating expenses in the first quarter of 2002 were $34.4 million more than similar expenses in the first quarter of 2001. Electric and natural gas operating expenses increased primarily due to the inclusion of NorthWestern Energy LLC's Montana operations, but were partially offset by a reduction in costs within the South Dakota and Nebraska operations. HVAC operating expenses in the first quarter of 2002 increased only $345,000 over results in the first quarter of 2001. All Other expenses in the first quarter of 2002 increased $1.1 million over results in the first quarter of 2001 due to the addition of NorthWestern Energy LLC's Montana operations, as corporate and other expenses within the previously owned operations declined.

        Consolidated operating income in the first quarter of 2002 was $34.6 million, an improvement of $71.7 million, or 193.4%, compared to losses of $37.1 million in the first quarter of 2001. Operating income in our communications segment increased $46.0 million in the first quarter of 2002 compared to the first quarter of 2001, primarily as a result of the reduction in operating expenses. Operating income in our electric and natural gas segments increased $25.6 million due to the addition of NorthWestern Energy LLC's Montana operations. HVAC operating losses in the first quarter of 2002 increased $2.0 million from results in the first quarter of 2001 as a result of reduced margins while All Other operating losses declined $2.2 million as a result of lower expenses.

        Consolidated interest expense in the first quarter of 2002 was $21.7 million, an increase of $9.3 million, or 75.0%, over interest expense of $12.4 million in the first quarter of 2001. The increase was attributable principally to approximately $5.0 million of additional interest expense from the debt assumed with NorthWestern Energy LLC's Montana operations in addition to the increased expense from the $720.0 million of financing obtained for NorthWestern Energy LLC's Montana operations acquisition.

        Consolidated investment income and other was $694,000 in the first quarter of 2002, a decline of $484,000 from results in the first quarter of 2001. The decline was primarily attributable to losses incurred for certain preferred stock investment impairments.

        Consolidated income tax expense was $4.6 million in the first quarter of 2002, a $20.3 million decline from a $15.7 million income tax benefit position in the first quarter of 2001. The decline in consolidated income tax positions was principally due to a $15.3 million decrease in the tax benefit within the communications segment as a result of substantially lower losses. In addition, increased income within the electric and natural gas segments in the first quarter of 2002 resulting from the addition of the Montana operations increased income tax expense by $6.3 million over results in the first quarter of 2001. These changes were partially offset by an increase in income tax benefits generated by the HVAC segment and All Other from increased operating losses.

        Minority interests in net loss of consolidated subsidiaries was $14.9 million in the first quarter of 2002, a decline of $30.9 million from minority interests in net loss of consolidated subsidiaries of $45.8 million in the first quarter of 2001. The decline was partially due to a $31.8 million decline in allocations in the communications segment, which was partially offset by a $0.9 million increase in allocations within the HVAC segment. The decreased communications allocation was the result of improved profitability and a lack of additional minority basis upon which to allocate the losses compared to the first quarter of 2001. To the extent that future operating losses are incurred within the HVAC or communications segments, unless additional minority interest were to be issued as a result of new acquisitions, such losses will be allocated to us to the extent of our basis and, thereafter, pro rata in accordance with ownership interests. See "—Significant Accounting Policies—Minority Interest in Consolidated Subsidiaries" for a discussion of the allocation of income (loss) to minority interests and the changes in such allocations during the periods discussed.

Segment Information

Electric Utility Segment Operations

        Revenues from our electric utility operations in the first quarter of 2002 were $95.3 million, an increase of $66.0 million, or 224.7%, from results in the first quarter of 2001. The growth resulted primarily from the addition of NorthWestern Energy LLC's Montana operations effective February 1, 2002. The additional electric operations contributed $73.8 million of the increase. Offsetting these additional revenues was a decline in the wholesale electric revenues in our South Dakota operations during the first quarter of 2002 as a result of a reduction of sales by over 80%, or $6.5 million, due to a drop in market prices as compared to the unusually high prices experienced in the first quarter of 2001. Retail electric revenues also declined slightly during the first quarter of 2002 due to warmer weather in the South Dakota service territory.

        Cost of sales for our electric utility operations in the first quarter of 2002 were $31.6 million, an increase of $26.3 million, or 493.8%, from results in the first quarter of 2001. The increase was almost exclusively attributable to the addition of NorthWestern Energy LLC's Montana operations which increased costs by $26.2 million. Costs within our South Dakota operations increased during the first quarter of 2002 by $134,000 over costs in the first quarter of 2001 due to higher fuel costs compared to the prior year.

        Gross margin for our electric utility operations in the first quarter of 2002 was $63.7 million, an increase of $39.7 million over gross margin in the first quarter of 2001. The increase in gross margin in the first quarter of 2002 was primarily due to the contribution of $47.2 million to gross margin by NorthWestern Energy LLC's Montana operations. Gross margin in our South Dakota operations decreased $7.5 million in the first quarter of 2002 from results in the first quarter of 2001, primarily as a result of the substantial decrease in market prices for wholesale electricity. In addition, retail electric margins decreased slightly in the first quarter of 2002 from results in the first quarter of 2001 due to the impact of warmer weather and slightly higher cost of sales. As a percentage of revenue, gross margin in the first quarter of 2002 was 66.8%, compared to 81.9% in the first quarter of 2001. The decline was the result of the substantial decline in wholesale electric margins from market price fluctuations and the influence of the margin impact from retail electric operations in Montana.

        Operating expenses for our electric utility operations in the first quarter of 2002 were $37.9 million, an increase of $27.2 million over results in the first quarter of 2001. Selling, general and administrative expenses in the first quarter of 2002 were $27.7 million, an increase of $20.2 million over results in the first quarter of 2001. While selling, general and administrative expenses within our South Dakota operations decreased from reduced staffing, customer service expenses and incentive accruals, similar expenses for NorthWestern Energy LLC's Montana operations in the first quarter of 2002 added approximately $22.2 million in operating expenses. Depreciation in the first quarter of 2002 was $10.2 million, an increase of $7.0 million over depreciation in the first quarter of 2001 of $3.2 million. The increase in depreciation was due to the addition of NorthWestern Energy LLC's Montana operations.

        Operating income for our electric utility operations in the first quarter of 2002 was $25.8 million, an increase of $12.5 million, or 93.7%, from $13.3 million in the first quarter of 2001. The increase was primarily attributable to the addition of approximately $18.0 million in operating income from NorthWestern Energy LLC's Montana operations. Income from our South Dakota operations declined $5.5 million in the first quarter of 2002 from results in the first quarter of 2001 as a result of the decline in wholesale electric margins but was partially offset by operating expense savings.

Natural Gas Utility Segment Operations

        Revenues for our natural gas utility operations in the first quarter of 2002 were $78.2 million, an increase of $1.9 million, or 2.5%, from results in the first quarter of 2001. Revenues for the period reflect the inclusion of NorthWestern Energy LLC's Montana operations which contributed $32.1 million in revenues. The increase was offset by a drop in commodity prices reflected within the previously owned operations during the first quarter of 2002 compared to the first quarter of 2001, and a decrease in volumes as a result of warmer weather in the Nebraska and South Dakota service territories, as heating degree days for the first quarter of 2002 were 17% lower than during the first quarter of 2001.

        Cost of sales for our natural gas utility operations in the first quarter of 2002 was $48.0 million, a decline of $18.4 million, or 27.7%, from results in the first quarter of 2001. The reduced cost of sales was the result of the decline in commodity prices, which have declined by over 40% since 2001, and a decrease in volumes resulting from warmer weather. Partially offsetting the decrease in previously owned operations was $11.5 million of additional costs added from the inclusion of NorthWestern Energy LLC's Montana operations.

        Gross margin for our natural gas utility operations in the first quarter of 2002 was $30.3 million, an increase of $20.3 million, or 202.7%, over gross margin in the first quarter of 2001. The growth was primarily attributable to the addition of NorthWestern Energy LLC's Montana operations. Gross margin for previously owned operations declined $374,000 in the first quarter of 2002 compared to the first quarter of 2001 due to warmer weather. As a percentage of revenues, gross margin improved from 13.1% in the first quarter of 2001 to 38.7% in the first quarter of 2002, primarily as a result of the significant decrease in commodity prices and the margin impact from NorthWestern Energy LLC's operations in Montana.

        Operating expenses for our natural gas utility operations in the first quarter of 2002 were $12.3 million, an increase of $7.2 million, or 141.3%, from results in the first quarter of 2001. Selling, general and administrative expenses grew $5.5 million in the first quarter of 2002 compared to the first quarter of 2001, primarily due to $6.8 million in additional expenses attributable to NorthWestern Energy LLC's Montana operations, while selling, general and administrative expenses at previously owned operations in South Dakota and Nebraska declined due to reduced customer service expenses, employee benefits and system maintenance expenses. Depreciation was $2.5 million in the first quarter of 2002, an increase of $1.7 million over depreciation during the first quarter of 2001. This increase was due primarily to the addition of NorthWestern Energy LLC's Montana operations.

        Operating income for our natural gas utility operations in the first quarter of 2002 was $18.0 million, compared to $4.9 million in the first quarter 2001. NorthWestern Energy LLC's Montana operations contributed $12.2 million to operating income in the first quarter of 2002 while the operating expense reductions in the previously owned operations in South Dakota and Nebraska more than offset the margin shortfalls in these operations to add $0.9 million of income.

Communications Segment Operations

        Revenues for the communications segment in the first quarter of 2002 were $201.9 million, a decline of $66.9 million, or 24.9%, from revenues of $268.8 million in the first quarter of 2001. The decline was due to certain revisions made in May 2001 to the original agreements executed in association with the acquisition of the Lucent Technologies' Growing and Emerging Markets, or "Lucent GEM", business in March 2000, which eliminated minimum sales referral obligations of Avaya, Inc., formerly Lucent Technologies, and increased the volume of higher-margin recurring revenue service maintenance contracts. Overall market softness throughout the economy, particularly in the telecommunications and technology sectors, also negatively impacted revenues.

        Cost of sales in the first quarter of 2002 was $124.8 million, a decline of $61.3 million from cost of sales in the first quarter of 2001 of $186.0 million. The decrease in cost of sales principally resulted from the lower sales volumes and efforts to continue to improve the revenue mix by reducing cost intensive equipment sales and increasing higher-margin maintenance and service sales.

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

        Operating expenses in the first quarter of 2002 were $79.9 million, a decline of $51.6 million from results in the first quarter of 2001. Selling, general and administrative expenses declined $52.0 million to $68.5 million in the first quarter of 2002 from $120.5 million for the first quarter of 2001. Our communications segment workforce has been reduced by nearly 20% since the first quarter of 2001 resulting in savings within salary, benefits, travel and other personnel costs. In addition, approximately $7 million of transition/integration expenses incurred in the first quarter of 2001 were nonrecurring in the first quarter of 2002. In November 2001, Expanets installed an enterprise software system, the EXPERT system, and although additional costs have been incurred during 2002 to enhance the system's operational capabilities, the system has eliminated redundant costs incurred under the former transition service agreements executed with Avaya as part of the original Lucent GEM acquisition. The system is now fully operational and savings are expected to continue throughout 2002. Management is focused on reducing overhead costs and discretionary spending wherever possible to further help bring expenses in line with the reduced sales volumes. Depreciation expense increased $2.2 million to

$4.5 million in the first quarter of 2002 compared to the first quarter of 2001 as a result of continued capital expenditures. Amortization expense decreased $1.8 million in the first quarter of 2002 compared to the first quarter of 2001 due to implementation of SFAS No. 142 which has resulted in the discontinuance of a portion of the intangibles amortization.

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

HVAC Segment Operations

        Revenues in our HVAC division in the first quarter of 2002 were $94.5 million, a decline of $5.1 million, or 5.2%, from results in the first quarter of 2001. Revenues from locations acquired subsequent to March 2001 contributed approximately $8.3 million to first quarter 2002 results, while revenues from existing locations declined $13.4 million from results in the first quarter of 2001. The decrease in existing location revenues is a result of the exit of some business lines, mild weather, business seasonality and continued slow market conditions.

        Cost of sales in the first quarter of 2002 was $59.7 million, a decline of $2.8 million, or 4.4%, from results in the first quarter of 2001. Costs of sales for newly acquired locations added approximately $3.6 million of costs in the first quarter of 2002 compared to the first quarter of 2001 while cost of sales within existing locations decreased $6.4 million in the first quarter of 2002 compared to the first quarter of 2001. The reduction in costs was a result of decreased sales activity which negatively impacted revenues as well.

        Gross margin in the first quarter of 2002 was $34.7 million, a decline of $2.4 million from results in the first quarter of 2001. Gross margin from acquired locations contributed $3.6 million in the first quarter of 2002, but were more than offset by a $6.0 million decline in gross margin for existing locations in the first quarter of 2002 compared to the first quarter of 2001. This decrease is a result of the revenue shortfalls noted above as costs were not reduced sufficiently to offset the revenue losses. As a percentage of revenues, gross margins declined slightly from 37.3% in the first quarter of 2001 to 36.8% in the first quarter of 2002.

        Operating expenses in the first quarter of 2002 were $38.4 million, a decline of $345,000, or 1.0%, in the first quarter of 2001. Selling, general and administrative expenses increased $719,000 in the first quarter of 2002 from results in the first quarter of 2001. Acquired locations added approximately $3.0 million of costs in the first quarter of 2002 while expenses within existing locations decreased in the first quarter of 2002 as management focused on cost control in light of revenue reductions. Corporate expenses increased slightly in the first quarter of 2002 as a result of increased business and travel and salary and benefit expenses. Depreciation expense increased $489,000 in the first quarter of 2002 as compared to the first quarter of 2001 due to continued acquisition activity. Amortization expense decreased $1.6 million during the first quarter of 2002 from results in the first quarter of 2001 as a result of discontinuance of a portion of the intangibles amortization.

        Operating losses in the first quarter of 2002 were $3.7 million, a decline of $2.0 million from losses of $1.7 million in the first quarter of 2001. Gross margin shortfalls noted earlier within the existing locations were partially offset by a slight decrease in operating expenses. The first quarter is typically the slowest quarter in the HVAC industry, and management expects improved performance for the balance of 2002 from both margin improvements and further cost containment efforts.

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

        Revenues for the quarter increased $6.7 million to $10.1 million compared to the first quarter of 2001. This growth is attributable to the addition of non-utility operations acquired with NorthWestern Energy LLC's Montana operations and improved market conditions in the previously owned operations.

        Cost of sales in the first quarter of 2002 was $5.6 million, an increase of $3.3 million over results in the first quarter of 2001. This increase was, as with revenues, due to the addition of NorthWestern Energy LLC's Montana operations and improvement within the previously operated activities.

        Gross margin in the first quarter of 2002 was $4.5 million, an increase of $3.3 million over gross margins in the first quarter of 2001. All of the growth was due to the addition of NorthWestern Energy LLC's Montana operations as the previously owned operations were basically flat between the quarters.

        Operating expenses in the first quarter of 2002 were $7.2 million, an increase of $1.1 million over results in the first quarter of 2001. This increase resulted from the additional expenses attributable to the acquisition of NorthWestern Energy LLC's Montana operations, which were partially offset by a decrease in operating expenses within the corporate and previously owned operations as a result of lower salary and benefits and travel costs.

        Operating losses in the first quarter of 2002 were $2.7 million, a decline of $2.3 million from losses of $5.0 million in the first quarter of 2001. The decline resulted primarily from reduced operating expenses within the corporate and previously owned operations as there was negligible operating income generated from NorthWestern Energy LLC's acquired Montana operations.

Discontinued Propane Segment Operations

        On January 18, 2002, the board of directors of the general partner of CornerStone announced that it had retained Credit Suisse First Boston Corporation to review strategic options, including the possible sale or merger of CornerStone. We are the largest unitholder of CornerStone owning a 30% interest in CornerStone and we own all of the stock of CornerStone's managing general partner. As a result, we have recharacterized our investment in CornerStone to reflect the results of operations of CornerStone as discontinued operations. Accordingly, the results of CornerStone's operations, for all periods reported, are presented separately below income from continuing operations. In conjunction with the adoption of discontinued operations accounting for CornerStone, substantially all of our approximately $40.0 million net carrying value in the partnership was recorded as a noncash charge during the first quarter of 2002 and an additional charge of $5.1 million was recorded during the second quarter of 2002.

        On August 5, 2002, CornerStone announced that it had elected not to make an interest payment aggregating approximately $5.6 million on three classes of its senior secured notes, which was due on July 31, 2002, and was continuing to review financial restructuring and strategic options, including the potential commencement of a Chapter 11 case under the United States Bankruptcy Code. After this announcement, the New York Stock Exchange announced that it had suspended trading in CornerStone's publicly traded partnership units and would seek to delist the partnership units due to their low price and CornerStone's decision not to make the scheduled interest payments. We will continue to evaluate CornerStone's financial restructuring and the impact upon creditors of

CornerStone, including us, and we expect to reflect any resulting financial implication in our third quarter 2002 results. For additional information relating to CornerStone, see Note 4, Discontinued Operations, to the consolidated financial statements included elsewhere herein and Exhibits 99.3, 99.4, 99.5 and 99.6 to this Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

        Revenues from our discontinued propane operations in the first quarter of 2002 were $277.3 million, a decline of $588.2 million or 68.0%, from the first quarter of 2001. The decrease was due to the reduction in CEG activities during the quarter.

        Cost of sales for our discontinued propane operations in the first quarter of 2002 were $206.3 million, a decrease of $575.6 million or 73.6% from $781.9 million in the first quarter of 2001. The decline in the cost of sales is mostly due to the reduction in CEG activities during the quarter and is also due to the lower commodity prices and lower volume.

        Gross margin for the segment decreased $12.6 million from the first quarter of 2001 to $70.9 million for the first quarter of 2002. The decline in gross margin dollars was a result of the reduction in CEG activities as noted above. As a percentage of revenues, gross margin improved from 9.7% in the first quarter of 2001 to 25.6% in the first quarter of 2002. The improvement was due to the reduction in CEG activities and lower commodity prices and lower volume.

        Operating expenses for the first quarter of 2002 were $38.3 million, a decrease of $2.6 million or 6.4%, from $40.9 million for the first quarter of 2001. The decline was due to a reduction in and better management of rent, personnel and vehicle costs.

        Operating income decreased $9.8 million and 32.4% during the first quarter of 2002 to $20.5 million from the first quarter of 2001.

LIQUIDITY & CAPITAL RESOURCES

Cash Flows and Cash Position

Operating Activities

        We generate cash to fund our operations through a combination of cash flows from current operations, the sale of our securities and our borrowing facilities. We realized cash outflows from operations of $23.8 million in the first quarter of 2002 compared to inflows of $15.6 million in the first quarter of 2001. The reduction in cash flows is principally a result of the increase in accounts receivable within our communications segment resulting from a delay in billings experienced in connection with the EXPERT system implementation and additional receivables added from NorthWestern Energy LLC's Montana operations where accounts receivable balances are higher due to heavier energy use for heating needs. Our cash, cash equivalents and marketable securities totaled $217.8 million as of March 31, 2002 compared to $104.4 million as of March 31, 2001. The increased balance is a result of excess cash invested from NorthWestern Energy LLC's Montana operations.

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

INVESTING AND FINANCING ACTIVITIES

        Cash flows used in investing activities were $501.4 million in the first quarter of 2002 compared to $26.8 million in the first quarter of 2001. The increase was principally due to the acquisition of NorthWestern Energy LLC's Montana operations during the quarter. Cash flows provided by financing activities were $608.6 million in the first quarter of 2002 compared to $6.5 million in the first quarter of

2001. The increase was primarily due to proceeds received from our $720.0 million notes offering discussed below, which was used to pay our acquisition term loan used to finance the acquisition of NorthWestern Energy LLC's Montana operations, and the trust preferred securities offerings discussed below.

        During early 2002, we raised cash proceeds from the following offerings of our securities and new debt facilities.

        On January 15, 2002, NorthWestern Capital Financing II sold 270,000 shares of its 8 1/4% trust preferred securities pursuant to an overallotment option. We received approximately $6.5 million in net proceeds from the offering, which we used for general corporate purposes and to repay a portion of the amounts outstanding under our old credit facility. The 8 1/4% trust preferred securities will be redeemed either at maturity on December 15, 2031, or upon early redemption.

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

        On March 13, 2002, we issued $250.0 million of our 7 7/8% senior notes due March 15, 2007, and $470.0 million of our 8 3/4% senior notes due March 15, 2012, which resulted in net proceeds to us of $714.1 million. We have applied these net proceeds together with available cash to fully repay and terminate the $720.0 million term loan portion of our credit facility. On March 28, 2002, we entered into two fair-value hedge agreements, each of $125.0 million, to effectively swap the fixed interest rate on our $250.0 million five-year notes to floating interest rates at the three-month London Interbank Offered Rate plus spreads of 2.32% and 2.52%, effective as of April 3, 2002.

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

Material Borrowings

        We and our subsidiaries had the following long-term and short-term debt, mandatorily redeemable preferred securities and other commitments outstanding as of March 31, 2002:

	Total	2002	2003	2004-2006
	(in thousands)
Recourse Debt:
Original Notes, 7 7/8% and 8 3/4%	$720,000	$—	$—	$—
Discount on Notes	(878)	—	—	—
Mortgage Bonds, 6.99%, 7.00% and 7.10%	120,000	5,000	—	60,000
Senior Unsecured Debt, 6.95%	105,000	—	—	—
Pollution Control Obligations, 5.85% and 5.90%	21,350	—	—	—
Floating Rate Notes, LIBOR + 0.75%(1)	150,000	150,000	—	—
NorthWestern Energy LLC Debt—
First Mortgage Bonds, 7.30%, 8.25%, 8.95% and 7.00%	157,197	—	—	155,386
Pollution Control Obligations, 6.125% and 5.90%	170,205	—	—	—
Secured Medium Term Notes, 7.25% and 7.23%	28,000	—	15,000	—
Unsecured Medium Term Notes, 7.07%, 7.96% and 7.875%	40,000	—	—	15,000
Natural Gas Transition Bonds, 6.20%	52,244	3,926	4,364	13,508
8.45% mandatorily redeemable preferred securities of subsidiary trust	65,000	—	—	—
Discount on Bonds	(3,488)	—	—	—
Nonrecourse Debt:
Montana Megawatts facility, LIBOR + 1.50%(1)(2)	54,061	54,061	—	—
CornerStone facility(3)	10,700	10,700	—	—
Expanets facility(4)	97,835	97,835	—	—
Other debt, various	27,958	1,913	1,064	25,400
Capital and Operating Leases:
Capital leases	17,825	6,536	4,209	7,076
Future minimum operating lease payments	303,014	50,111	46,480	106,580
Mandatorily Redeemable Preferred Securities of Subsidiary Trusts:
8.125% mandatorily redeemable preferred securities of subsidiary trust	32,500	—	—	—
7.20% mandatorily redeemable preferred securities of subsidiary trust	55,000	—	—	—
8 1/4% mandatorily redeemable preferred securities of subsidiary trust	106,750	—	—	—
8.10% mandatorily redeemable preferred securities of subsidiary trust	111,000	—	—	—

Total(5)	$2,441,273	$380,082	$71,117	$382,950

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

(4)
The maximum amount that may be outstanding under this facility was initially $125.0 million, and was reduced to $100.0 million on March 5, 2002, $80.0 million on April 30, 2002 and 55.0 million on August 30, 2002, and which had an outstanding balance of $39.6 million as of August 30, 2002. If Expanets defaults under this facility, we may be obligated to purchase up to $50.0 million of inventory and accounts from Avaya.

(5)
In addition, as of March 31, 2002, NorthWestern had no indebtedness outstanding and letters of credit totaling $9.0 million outstanding under its $280.0 million revolving credit facility. At September 9, 2002, we had $68.0 million of indebtedness outstanding and letters of credit totaling $19.6 million outstanding under our $280.0 million revolving credit facility.

        Since we have accounted for CornerStone as a discontinued operation, the above table does not include $410.0 million of 7.33%, 7.53%, 8.08%, 8.27% and 10.26% senior secured notes of CornerStone and $18.4 million of notes payable and capital lease obligations of CornerStone, which are non-recourse to us, all of which was outstanding at March 31, 2002. $41.8 million of CornerStone's senior secured notes mature in 2003 and $152.2 million of CornerStone's senior secured notes mature in 2004 through 2006. On August 5, 2002, CornerStone announced that it had elected not to make an interest payment aggregating approximately $5.6 million on three classes of its senior secured notes, which was due on July 31, 2002, and was continuing to review financial restructuring and strategic options, including the potential commencement of a Chapter 11 case under the United States Bankruptcy Code. For additional information relating to CornerStone, see Note 4, Discontinued Operations, to the consolidated financial statements included elsewhere herein and Exhibits 99.3, 99.4, 99.5 and 99.6 to this Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

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

        The Floating Rate Notes are notes we issued in a private placement in September 2000, which mature on September 21, 2002. The effective interest rate on the notes for the three months ended March 31, 2002 was 2.94% with a rate at March 31, 2002 of 2.78%. The effective interest rate on the notes for 2001 was 5.2% with a rate at December 31, 2001 of 2.65%.

        Our $280.0 million revolving credit facility bears interest at a variable rate tied to the London Interbank Offered Rate plus a spread of 1.5% based on our current credit ratings and accrued interest at 3.38% per annum as of March 31, 2002. At September 9, 2002, we had $68.0 million of indebtedness outstanding and letters of credit totaling $19.6 million outstanding under our $280.0 million credit facility and $192.4 million of availability under the facility. Our revolving credit facility expires on February 14, 2003, although we may convert up to $225.0 million of the aggregate amount outstanding as of February 11, 2003 into a term loan on a non-revolving basis that matures on February 14, 2004. The credit agreement with respect to our revolving credit facility contains a number of representations and warranties and imposes a number of restrictive covenants that, among other things, limit our ability to incur indebtedness and make guarantees, create liens, make capital expenditures, pay dividends and make investments in other entities. In addition, we are required to maintain certain financial ratios, including:

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

        We were in compliance with all ratios for the quarters ended March 31, 2002. As of March 31, 2002 and June 30, 2002, our net worth was $731.4 million, our funded debt-to-capital ratio was 69.3% and our ratio of utility business EBITDA to consolidated recourse interest expense was 3.27 to 1.00.

        For a description of our 7 7/8% and 8 3/4% senior notes and the trust preferred securities, see "—Cash Flows and Cash Position—Investing and Financing Activities."

Nonrecourse Debt

        The Expanets facility represents a short-term line of credit provided to Expanets by Avaya for the purpose of financing purchases of Avaya products. This facility was recently amended to extend the repayment term through December 31, 2002 and was reduced from $125.0 million to $100.0 million on March 5, 2002, $80.0 million on April 30, 2002 and $55.0 million on August 30, 2002, and which had an outstanding balance of $39.6 million as of August 30, 2002. If Expanets defaults on this facility, we may be obligated to purchase up to $50.0 million of inventory and accounts from Avaya. As of March 31, 2002, the effective interest rate of this loan was 12%.

        Montana Megawatts I, LLC, one of our wholly owned subsidiaries, is a party to a 365-day term loan facility providing for loans in an aggregate principal amount of $55.0 million with ABN AMRO Bank N.V. and Bank of Scotland to finance the purchase of certain equipment and related expenses for a 240-megawatt natural gas-fired generation project currently under construction in Great Falls,

Montana. The loans bear interest at LIBOR plus 1.00% on the first $27.5 million outstanding and LIBOR plus 1.50% on amounts outstanding in excess of $27.5 million. $27.5 million of the facility is currently scheduled to mature on September 28, 2002 and $27.5 million of the facility is currently scheduled to mature on September 28, 2003. We have provided a guarantee on 50% of the borrowings outstanding on the facility, up to a maximum guarantee of $27.5 million. As of March 31, 2002, $54.1 million had been drawn on the facility with an effective interest rate of 3.37% and is reflected on the balance sheet as part of non-recourse short-term debt. We intend to seek to extend the facility for up to one year while Montana Megawatts seeks to enter into power purchase agreements to sell output from the project, which may include agreements with NorthWestern Energy LLC as the default supplier, after which we, or one or more of our affiliates, will seek to enter into traditional construction finance arrangements in connection with the project. For further information about the financing and operation of our Great Falls electric generation project, see note 4 of the notes to our consolidated financial statements included elsewhere herein.

        The CornerStone guarantee relates to CornerStone's $50.0 million credit facility. At March 31, 2002, $10.7 million was outstanding under CornerStone's credit facility. The credit facility bears interest at a variable rate tied to a certain Eurodollar index or prime rate plus a variable margin, which depends upon CornerStone's ratio of consolidated debt to consolidated cash flow. The effective rate on the CornerStone credit facility at March 31, 2002 was 5.75%. As part of this facility, we agreed to provide a guaranty for the entire $50.0 million. In consideration for providing this guarantee, CornerStone's independent Audit Committee and Board of Directors approved a cash payment to us of $2.3 million and granted us 487,179 warrants to purchase common units at $.10 per unit. All of the commitment fee has been accrued, but remains unpaid at March 31, 2002. CornerStone was projected to not be in compliance with certain covenants under this facility and on January 18, 2002 received an amendment to the credit agreement relaxing certain financial maintenance covenants and requiring CornerStone to eliminate any quarterly distributions to common unitholders for the remaining term of the facility. On August 20, 2002, NorthWestern purchased the lenders' interest in approximately $19.9 million of short-term debt, together with approximately $6.1 million in letters of credit, of CornerStone outstanding under CornerStone's credit facility, which NorthWestern had previously guaranteed. No further drawings may be made under this facility.

        On August 5, 2002, CornerStone announced that it had elected not to make an interest payment aggregating approximately $5.6 million on three classes of its senior secured notes, which was due on July 31, 2002, and was continuing to review financial restructuring and strategic options, including the potential commencement of a Chapter 11 case under the United States Bankruptcy Code. We will continue to evaluate CornerStone's financial restructuring and the impact upon creditors of CornerStone, including us, and we expect to reflect any resulting financial implication in our third quarter 2002 results. For additional information relating to CornerStone, see Note 4, Discontinued Operations, to the consolidated financial statements included elsewhere herein and Exhibits 99.3, 99.4, 99.5 and 99.6 to this Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

        The Other Debt includes a $35.0 million subordinated note payable to Avaya. In April 2000, Expanets completed a transaction to purchase the Lucent GEM business and, as part of the transaction, Expanets issued Avaya a $35.0 million subordinated note and a $15.0 million convertible note. The $15.0 million note converted into Series D Preferred Stock of Expanets prior to the end of 2001. The $35.0 million subordinated note, which matures on March 31, 2005, is discounted at March 31, 2002, to $23.7 million, as it is noninterest bearing.

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

        As of March 31, 2002, debt facilities totaling $339.5 million maintained by us or our subsidiaries will mature in 2002 and 2003 and will need to be repaid or extended, including:

  •
  $150.0 million aggregate principal amount of floating rate notes, which are scheduled to mature on September 23, 2002;

  •
  Montana Megawatts I, LLC's $55.0 million term loan facility, of which $27.5 million is currently scheduled to mature on September 28, 2002 and of which $27.5 million is currently scheduled to mature on September 28, 2003;

  •
  Expanets' $125.0 million nonrecourse equipment purchase financing facility with Avaya, which expires on December 31, 2002 and was reduced to $100.0 million on March 5, 2002, $80.0 million on April 30, 2002 and $55.0 million on August 30, 2002, and which had an outstanding balance of $39.6 million as of August 30, 2002; and

  •
  our new $280.0 million working capital facility, which is scheduled to mature on February 14, 2003, although we may convert up to $225.0 million of the aggregate amount outstanding as of February 11, 2003 into a term loan on a non-revolving basis that matures on February 14, 2004.

In addition, on August 20, 2002 NorthWestern purchased the lenders' interest in approximately $19.9 million of short-term debt, together with approximately $6.1 million in letters of credit, of CornerStone outstanding under CornerStone's credit facility, a portion of which was outstanding on March 31, 2002 and which NorthWestern had previously guaranteed. No further drawings may be made under this facility.

        We intend to finance these obligations in a number of ways, including the issuance of additional securities and by obtaining new credit arrangements. We intend to raise approximately $150.0 to $200.0 million in additional equity in 2002 and 2003, through one or more public offerings and/or private placements, and use the proceeds to retire debt and for other corporate purposes, including funding new corporate investments and acquisition and growth ventures. We may also consider applying a portion of our free cash flow and/or the net proceeds from sales of non-core assets to further reduce our debt. We may also issue additional other debt or equity during the year for these purposes. However, there can be no assurance that we will be successful in our refinancing endeavors. See "Risk Factors—Our growth strategy is subject to risks and uncertainties, including those related to the integration of acquired businesses" and "Risk Factors—We will need significant additional capital to refinance our indebtedness that is scheduled to mature and for other working capital purposes, which we may not be able to obtain" included elsewhere herein.

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

        In July 2001, CornerStone formed a Special Committee of its Board of Directors to review the partnership operating plan and capital structure. CornerStone also announced it has engaged Credit Suisse First Boston Corporation to pursue the possible sale or merger of CornerStone. Based upon CornerStone's current situation, it is impossible to predict CornerStone's future capital expenditures or how CornerStone will obtain the necessary capital. While the operations of CornerStone have been reflected in the March 2002 financial statements as discontinued operations, and the associated liabilities reflected as such, we have provided a guaranty for the entire $50.0 million bank credit facility that CornerStone maintains. As of March 31, 2002, $10.7 million was outstanding under that facility along with $5.6 million in letters of credit. The facility expires November 2003. CornerStone has breached its covenants under this facility and through an amendment executed January 18, 2002, the facility was continued but Cornerstone's ability to pay minimum quarterly distributions to its common unit holders was suspended for the remaining term of the facility. On August 20, 2002, NorthWestern purchased the lenders' interest in approximately $19.9 million of short-term debt, together with approximately $6.1 million in letters of credit, of CornerStone outstanding under CornerStone's credit facility, which NorthWestern had previously guaranteed. No further drawings may be made under this facility. On August 5, 2002, CornerStone announced that it had elected not to make an interest payment aggregating approximately $5.6 million on three classes of its senior secured note, which was due on July 31, 2002, and was continuing to review financial restructuring and strategic options, including the potential commencement of a Chapter 11 case under the United States Bankruptcy Code. SYN, Inc., a majority owned subsidiary of NorthWestern Corporation, extended a $9.0 million loan to CornerStone for immediate financing needs.

        We will continue to review the economics of extending the maturity dates or refinancing short-term debt and retiring or refunding remaining long-term debt and preferred stock to provide financial flexibility and minimize long-term financing costs. We may continue to make investments in Blue Dot and Expanets. We have made $363.6 million in aggregate preferred stock investments in Expanets and $342.6 million in aggregate preferred stock investments in Blue Dot through March 31, 2002. Additionally, we advanced $51.4 million in credit to Expanets during 2001 which, along with other intercompany balances, was outstanding as of March 31, 2002. The loan bears interest at 17% per annum and repayment is anticipated in 2002. Pursuant to our growth strategy, we have evaluated, and expect to continue to evaluate, possible acquisitions in related and other industries on an ongoing basis and at any given time may be engaged in discussion or negotiations with respect to possible acquisitions. Some of these acquisitions may be significant and might require us to raise additional equity and/or incur debt financings, which are subject to certain risks and uncertainties. See "Risk

Factors—Our growth strategy is subject to risks and uncertainties, including those related to the integration of acquired businesses."

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

Minority Interest in Consolidated Subsidiaries

        Many of our acquisitions at Expanets and Blue Dot have involved the issuance of common stock in those subsidiaries to the sellers of the acquired businesses. In connection with certain acquisitions of Expanets and Blue Dot, the sellers can elect to exchange the stock of Expanets and Blue Dot for cash at a predetermined exchange rate. Our investments in Expanets and Blue Dot are principally in the form of senior preferred stock with voting control and a liquidation preference over the common stock. We are required to consolidate the financial results of Expanets and Blue Dot because of our voting control. The common stock issued to third parties in connection with acquisitions creates minority interests which are junior to our preferred stock interests. Operating losses at Expanets and Blue Dot have been allocated first to the common shareholders of each subsidiary in proportion to common equity ownership to the extent the allocation does not exceed the minority interest of such common shareholders in the equity capital of the subsidiary after giving effect to any put options or exchange agreements, and thereafter is allocated to the preferred shareholders of each subsidiary in the order of priority equal to the liquidation preference of each series of preferred stock. Exchange agreements totaling $6.0 million and $6.0 million for Expanets and $8.4 million and $12.4 million for Blue Dot remained outstanding and were included in minority interests as of March 31, 2002 and December 31, 2001, respectively. The equity held by third parties of these entities is as follows:

	Third Party Equity Reflected as Minority Interests
		At December 31,
	At March 31, 2002
		2001	2000
	(in thousands)
Expanets	$5,972	$17,124	$140,390
Blue Dot	8,380	12,439	51,691
Other	504	504	751

Total	$14,856	$30,067	$192,832

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

	Three months ended March 31, 2002
	HVAC (Blue Dot)	(in thousands) Communications (Expanets)	Total
Income (loss) before minority interests	$(2,432)	$(6,501) (1)	$(8,933)
Preferred dividends	(9,082)	(10,565)	(19,647)
Management fees	(1,232)	(1,050)	(2,282)

Net income (loss) available to common equity holders	$(12,746)	$(18,116)	$(30,862)

Income (loss) allocation to shareholders:
NorthWestern	$(8,984)	$(6,964)	$(15,948)
Minority interests	(3,762)	(11,152)	(14,914)

Total	$(12,746)	$(18,116)	$(30,862)

(1)
Expanets' loss before minority interests includes $1.3 million of after tax interest expense on amounts due to NorthWestern.

	Three months ended March 31, 2001
	HVAC (Blue Dot)	(in thousands) Communications (Expanets)	Total
Income (loss) before minority interests	$(2,506)	$(33,755) (2)	$(36,261)
Preferred dividends	(6,029)	(7,693)	(13,722)
Management fees	(761)	(1,561)	(2,322)

Net income (loss) available to common equity holders	$(9,296)	$(43,009)	$(52,305)

Income (loss) allocation to shareholders:
NorthWestern	$(6,469)	$—	$(6,469)
Minority interests	(2,827)	(43,009)	(45,836)

Total	$(9,296)	$(43,009)	$(52,305)

(2)
Expanets' loss before minority interests includes $0.5 million of after tax interest expense on amounts due to NorthWestern.

        Preferred dividends for the three months ended March 31, 2002 of $10.6 and $9.1 million for Expanets and Blue Dot, respectively, represent increases of $2.9 million and $3.1 million, respectively, which reflect increased investments by NorthWestern in the preferred stock of each entity. Corporate allocations for the three months ended March 31, 2002 of $1.1 and $1.2 million for Expanets and Blue Dot, respectively, represent a decrease of $0.5 million for Expanets and an increase of $0.5 million for Blue Dot. The decrease at Expanets is due to reduced services provided by NorthWestern related to the non-recurring transition and integration expenses related to the acquisition of the Lucent GEM assets. The increase at Blue Dot is due to continued increased involvement and corporate services provided by NorthWestern.

        As of March 31, 2002, no remaining minority interest basis existed against which to allocate losses. Accordingly, if such subsidiaries incur operating losses in the future, unless additional minority interest is issued as a result of new acquisitions, our share of any such losses will be recognized in our operating results. Different capital structures in the future or unanticipated future operating results, either positive or negative, could result in materially different results.

        As of March 31, 2002, our common stock basis in Expanets and Blue Dot was zero as a result of losses applicable to common stock of those entities that was allocated to us based on our common stock ownership. As of March 31, 2002, our preferred stock basis in Expanets and Blue Dot was $356.9 million and $296.5 million, respectively. In addition, we also loaned $51.4 million to Expanets for general operating purposes during 2001, which was outstanding at December 31, 2001 and at June 30, 2002, which we anticipate is likely to be repaid during 2002. We had an intercompany advance to Expanets totaling $63.3 million and $113.4 million as of March 31, 2002 and June 30, 2002, respectively, which we anticipate is likely to be repaid during 2003. We also had an intercompany advance to Blue Dot totaling $37.1 million and $22.8 million as of March 31, 2002 and June 30, 2002, respectively, which we anticipate is likely to be repaid during 2003.

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

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires every derivative instrument, including certain derivative instruments imbedded in other contracts, to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires any changes in the derivative's fair value to be currently recognized in earnings, unless specific hedge accounting criteria are met. We adopted the provisions of SFAS No. 133, as amended, effective July 1, 2000, consistent with the timing of CornerStone's adoption of SFAS No. 133. The initial adoption of SFAS No. 133 at CornerStone resulted in a charge of $5.3 million. Such charge is reflected in the consolidated statements of income as a cumulative effect of change in accounting principles and is shown net of taxes of $0.5 million and net of minority interest of $3.8 million. Pricing increases resulting in a change of the fair value of propane related and natural gas commodity futures were reported as part of cost of sales in the amount of $0.2 million and $0.3 million for the years ended December 31, 2001 and 2000. Changes in the commodity markets may materially impact our future estimates of fair value and operating results. See "Risk Factors—Changes in commodity prices may increase our cost of producing and distributing electricity and distributing natural gas or decrease the amount we receive from selling electricity and natural gas, adversely affecting our financial performance and condition" included in Item 1 hereof.

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

        CornerStone adopted SFAS No. 142 effective July 1, 2001, and we adopted SFAS No. 142 effective January 1, 2002. CornerStone's initial assessment indicated no impairment associated with the adoption. CornerStone's amortization expense for the six-month period ended December 31, 2001, was reduced by approximately $4.0 million as a result of the adoption. However, the effect of this reduction and all other impacts of CornerStone's adoption of SFAS No. 142 have been fully reversed in our financial statements as a result of our adoption of SFAS No. 142 on January 1, 2002. We are currently in the process of evaluating the impact of SFAS No. 142 on all reporting units. Amortization of goodwill totaled $11.3 million, $19.8 million and $7.0 million for the years ended December 31, 2001, 2000 and 1999, respectively, excluding CornerStone. Had we adopted the provisions of SFAS No. 142 in those years, it would have resulted in an increase to earnings on common stock, net of taxes and minority interests, of $8.6 million, $6.3 million and $20,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Basic earnings per share would have increased $0.35 and $0.27 for 2001 and 2000, respectively, with no impact for 1999. Diluted earnings per share would have increased by $0.36 and $0.27 for 2001 and 2000, respectively, with no impact for 1999.

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

RISK FACTORS

        Operation of our businesses involves a number of risks. You should carefully consider the risk factors described below, as well as the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, when considering investment in our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected.

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

        Many of our acquisitions at Expanets and Blue Dot have involved the issuance of common stock in those subsidiaries to the sellers of the acquired businesses. Our investments in Expanets and Blue Dot are principally in the form of senior preferred stock with voting control and a liquidation preference over the common stock held by third parties. We are required to consolidate the financial results of Expanets and Blue Dot because of our voting control. The common stock issued to third parties in connection with acquisitions creates minority interests which are junior to our preferred stock interests and against which operating losses have been allocated. As of March 31, 2002, however, no remaining minority interest basis existed against which to allocate losses. Accordingly, if such subsidiaries incur operating losses in the future, unless additional minority interests are issued as a result of new acquisitions, our share of any such losses will be recognized in our operating results.

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

        Montana law requires that the MPSC determine the value of net unmitigable transition costs associated with the transformation of the former Montana Power utility business from a vertically integrated electric service company to a utility providing only default supply and transmission and distribution services. The MPSC is also obligated to set a competitive transition charge to be included in distribution rates to collect those net transition costs. The majority of these transition costs relate to out-of-market power purchase contracts, which run through 2032, that the former owner of NorthWestern Energy LLC was required to enter into with certain "qualifying facilities" as established under the Public Utility Regulatory Policies Act of 1978. The former owner of NorthWestern Energy LLC estimated the pre-tax net present value of its transition costs over the approximately 30-year period to be approximately $304.7 million in a filing with the MPSC on October 29, 2001.

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

        In addition, the U.S. Environmental Protection Agency, or the EPA, listed the Milltown Reservoir, which sits behind a hydroelectric dam owned by NorthWestern Energy LLC, on its Superfund National Priority List in 1983 as a result of the collection of toxic heavy metals in the silts. The Atlantic Richfield Company, or ARCO, as successor to the Anaconda Company, has been named as the party with responsibility for completing the remedial investigation and feasibility studies and conducting site cleanup, under the EPA's direction. The former owner of NorthWestern Energy LLC did not undertake any direct responsibility in that regard, in light of a special statutory exemption from liability under CERCLA in relation to the Milltown Dam. By virtue of its acquisition of The Montana Power Company's utility business and the dam, NorthWestern Energy LLC succeeded to similar protection under this statutory exception. ARCO has argued that the former owner of NorthWestern Energy LLC should be considered a Potentially Responsible Party, or PRP, and has threatened to challenge its exempt status. ARCO and the former owner of NorthWestern Energy LLC entered into a settlement agreement to limit the former owner's and now NorthWestern Energy LLC's potential liability, costs and ongoing operating expenditures, provided that the EPA selects a remedy that leaves the dam and sediments in place in its final Record of Decision. The final Record of Decision is not expected to be issued until late 2002 or early 2003. Depending on the outcome of that decision, we may be required to defend our exempt position. We cannot assure you that we will not incur costs or liabilities associated with the Milltown Dam site in the future, some of which could be significant. We have established a reserve of approximately $20.9 million at March 31, 2002, primarily for liabilities related to the Milltown Dam and other environmental liabilities. To the extent we incur liabilities greater than our reserve, our financial condition and results of operations could be adversely affected. See "Business—Environmental" contained in Item 1 herein.

You are unlikely to be able to exercise effective remedies or collect judgments against Arthur Andersen and we may incur material expenses or delays in financings or SEC filings because we changed auditors.

        Arthur Andersen LLP has served as our independent accountants since 1932. On March 14, 2002, Arthur Andersen was indicted by a federal grand jury on obstruction of justice charges arising from the government's investigation of Enron Corp. In light of recent events concerning Arthur Andersen, we dismissed Arthur Andersen as our independent public accounting firm and retained Deloitte & Touche LLP in their stead on May 16, 2002, although Arthur Andersen has audited our consolidated financial statements contained in our Annual Report on Form 10-K, as amended. On June 15, 2002, Arthur Andersen LLP was found guilty by a jury in Houston, Texas of obstructing justice. In light of the jury verdict and the underlying events, Arthur Andersen has ceased practicing before the SEC. Because it is unlikely that Arthur Andersen will survive, you are unlikely to be able to exercise effective remedies or collect judgments against them.

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

        If our credit rating by Standard & Poor's falls below BBB- or our credit rating by Moody's falls below Baa3, we will not be able to declare or pay dividends or make other distributions with respect to any class of our capital stock or purchase, redeem, retire or otherwise acquire any such stock without the consent of the lenders, under the terms of our credit agreement with respect to our $280.0 million revolving credit facility. In addition, in the event of such a downgrade in our credit rating by either rating agency, we may not permit any of our subsidiaries to pay dividends or make distributions with respect to any class of its capital stock other than dividends to be paid to us or another of our wholly owned subsidiaries or acquire shares of its capital stock other than as required by existing agreements, under the terms of our credit agreement.

We have substantial indebtedness, which could adversely affect our financial condition.

        We have a significant amount of indebtedness outstanding as a result of our acquisition of NorthWestern Energy LLC. We had total consolidated indebtedness of approximately $1.8 billion outstanding as of March 31, 2002.

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

        We used the net proceeds from the issuance and sale of $250.0 million aggregate principal amount of our 7 7/8% senior notes due March 15, 2007 and $470.0 million aggregate principal amount of our 8 3/4% senior notes due March 15, 2012 to refinance the term loan portion of our acquisition credit facility. We intend to raise approximately $150.0 million to $200.0 million in additional equity in 2002, through one or more public offerings and/or private placements, and use the proceeds to retire debt and for other corporate purposes, including funding new corporate investment and acquisition and growth ventures. We may also consider applying a portion of our free cash flow and/or the net proceeds from sales of non-core assets to further reduce our debt. We may also issue additional other debt or equity during the year for these purposes. Our ability to obtain additional financing will be dependent on a number of factors, including those discussed in "—We have substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes." See also "—Liquidity and Capital Resources." If we are unable to obtain additional financing, our working capital, results of operations and financial condition could be adversely affected and the trading price of our common stock could decline.

Our operating results may fluctuate on a seasonal and quarterly basis.

        Our electric and gas utility business and, to a lesser extent, Blue Dot's HVAC business are seasonal businesses and weather patterns can have a material impact on their operating performance. Because natural gas is heavily used for residential and commercial heating, the demand for this product depends heavily upon weather patterns throughout our market areas and a significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Demand for electricity is often greater in the summer and winter months associated with cooling and heating. Similarly, Blue Dot's business is subject to seasonal variations in certain areas of its service lines, with demand for residential HVAC services generally higher in the second and third quarters. Accordingly, our operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer. In the event that we experience unusually mild winters or summers in the future, our results of operations and financial condition could be adversely affected.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        On one or more occasions, we may make statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, the statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and statements located elsewhere in this Quarterly Report on Form 10-Q or incorporated by reference therein or herein relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

        In addition to other factors and matters discussed elsewhere in our quarterly, annual and current reports that we file with the SEC, and which are incorporated by reference into this Form 10-Q, some important factors that could cause actual results or outcomes for NorthWestern or our subsidiaries to differ materially from those discussed in forward-looking statements include, the adverse impact of weather conditions and seasonal fluctuations; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; developments in the federal and state regulatory environment and the terms associated with obtaining regulatory approvals and rate orders; costs associated with environmental liabilities and compliance with environmental laws; the rate of growth and economic conditions in our service territories and those of our subsidiaries; the speed and degree to which competition enters the industries and markets in which our businesses operate; the timing and extent of changes in interest rates and fluctuations in energy-related commodity prices; risks associated with acquisitions, transition and integration of acquired companies, including NorthWestern Energy LLC and the GEM division of Lucent Technologies, Inc., and the implementation of information systems and realization of efficiencies in excess of any related restructuring charges; a lack of minority interest basis, which would require us to recognize an increased share of operating losses at certain of our subsidiaries; our ability to recover transition costs; disallowance by the MPSC of the recovery of the costs incurred in entering into our default supply portfolio contracts while we are required to act as the "default supplier;" disruptions and adverse effects in the capital market due to the changing economic environment; our credit ratings with S&P, Moody's and Fitch; potential delays in financings or SEC filings because we changed auditors; our substantial indebtedness, which could limit our operating flexibility or ability to borrow additional funds; our ability to obtain additional capital to refinance our indebtedness that is scheduled to mature and for working capital purposes; changes in customer usage patterns and preferences; possible future actions and developments at CornerStone; and changing conditions in the economy and capital markets and other factors identified from time to time in our filings with the SEC.

        Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all such factors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

    Exhibit 99.1—Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit 99.2—Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    Exhibit 99.3—Press Release of NorthWestern Corporation. dated January 18, 2002 (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated January 18, 2002, Commission File No. 0-692).

    Exhibit 99.4—Press Release of NorthWestern Corporation, dated April 15, 2002 (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated April 15, 2002, Commission File No. 0-692).

    Exhibit 99.5—Press Release of NorthWestern Corporation, dated July 31, 2002 (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated August 2, 2002, Commission File No. 0-692).

    Exhibit 99.6—Press Release of NorthWestern Corporation, dated August 8, 2002 (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated August 8, 2002, Commission File No. 0-692).

        (b) Reports on Form 8-K

        We filed a Current Report on Form 8-K with the SEC on January 22, 2002, to file as exhibits under Item 5 a copy of the Company's press release dated January 18, 2002, announcing that the Company anticipated its earnings per share from continuing operations would be within the range of analysts' estimates for its fourth quarter and year ended December 31, 2001, and a copy of CornerStone's press release dated January 18, 2002 announcing that the board of directors of its managing general partner had determined that it is in the best interests of CornerStone's unitholders to consider strategic opportunities, including a possible sale or merger of CornerStone. NorthWestern owns approximately 30% of CornerStone, which the Company operates through one of its subsidiaries that serves as CornerStone's managing general partner.

        We filed a Current Report on Form 8-K with the SEC on January 28, 2002, (a) to cause certain pro forma information contained in the 424(b) prospectus with respect to the sale of an aggregate of 4,000,000 of NorthWestern Capital Financing III's 8.10% Trust Preferred Securities, with an overallotment option of up to an aggregate of 600,000 additional Trust Preferred Securities of NorthWestern Capital Financing III, attached as an exhibit to such Form 8-K, to be incorporated by reference into the prospectuses relating to the securities offered under effective Registration Statements Nos. 333-64113, 333-80817 and 333-80819, and (b) to file as exhibits under Item 5 a copy of such pro forma information and updated Statements of Eligibility under the Trust Indenture Act of 1939 on Forms T-1 for Wilmington Trust Company.

        We filed a Current Report on Form 8-K with the SEC on January 29, 2002, to (a) file as exhibits under Item 5 a copy of the Company's press release dated January 29, 2002, announcing that the Montana Public Service Commission unanimously approved the Company's pending acquisition of The Montana Power Company's energy transmission and distribution business of which the Montana Public Service Commission's formal order was expected on January 31, 2002 and (b) disclose that subsequent to the issuance of the Company's press release, the Federal Trade Commission granted the Company's request for early termination under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, effective January 29, 2002.

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

        We filed a Current Report on Form 8-K with the SEC on February 7, 2002, to file as an exhibit under Item 5 a copy of the Company's press release dated February 7, 2002, discussing results for the fourth quarter of 2001 and for the full year of 2001.

        We filed a Current Report on Form 8-K with the SEC on March 1, 2002, to file as an exhibit under Item 5 a copy of the Company's press release, dated March 1, 2002, announcing the Company's intent to offer $700,000,000 estimated aggregate principal amount of its Senior Notes, in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended.

        We filed a Current Report on Form 8-K with the SEC on March 4, 2002, to (a) file as an exhibit a copy of NorthWestern's press release dated February 15, 2001, relating to the purchase of The Montana Power, L.L.C. and (b) file as an exhibit under Item 5 incorporating by reference into the prospectuses relating to Securities offered by NorthWestern under its effective Registration Statements Nos. 333-58491, 333-64113, 333-80817, 333-80819 and 333-82707, certain historical audited financial statements for NorthWestern and for the Utility of The Montana Power Company as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 and Unaudited Pro Forma Combined Financial Information of NorthWestern and The Montana Power, L.L.C. as of and for the year ended December 31, 2001, with respect to the recent closing of the acquisition of The Montana Power, L.L.C. Also included as exhibits under Item 5 are the consent of Arthur Andersen, LLP with regards to the audited financial statements of NorthWestern Corporation, and the consent of PricewaterhouseCoopers LLP with regards to the audited financial statements of The Montana Power Company, L.L.C.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWESTERN CORPORATION (Registrant)
Date: September 20, 2002	/s/ KIPP D. ORME Kipp D. Orme Vice President — Finance Chief Financial Officer

I, Merle D. Lewis, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q/A of NorthWestern Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 20, 2002

/s/ MERLE D. LEWIS Merle D. Lewis

I, Kipp D. Orme, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q/A of NorthWestern Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 20, 2002

/s/ KIPP D. ORME Kipp D. Orme

EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certifications as set forth in Item 4 of the Form 10-Q General Instructions have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly Report on Form 10-Q covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.

QuickLinks

EXPLANATORY NOTE
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