Form 10-Q/A
period 2002-06-30
NORTHWESTERN CORP
filed 2002-09-20
CIK 73088

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the transition period from                              to

Commission File No. 0-692

Delaware (State of Incorporation)	46-0172280 IRS Employer Identification No.

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

EXPLANATORY NOTE

        This Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q of NorthWestern Corporation ("NorthWestern") for the quarter ended June 30, 2002, is filed solely for the purpose of amending Item 1 and Item 2 of Part 1 to provide additional disclosure in response to comments received from the Securities and Exchange Commission in connection with a review of NorthWestern's Registration Statement on Form S-4 (File No. 333-86888), which was declared effective on September 11, 2002.

        The information contained in this Amendment has been updated in certain respects to reflect developments since June 30, 2002, the date of the financial statements contained herein. This Amendment should be read together with NorthWestern's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001 and NorthWestern's Quarterly Report on Form 10-Q, as amended, for the three months ended March 31, 2002.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2002	December 31, 2001
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$79,717	$37,158
Accounts receivable, net	379,121	260,486
Inventories	75,058	79,719
Other	88,131	69,486
Current assets of discontinued operations	45,408	181,697

Total current assets	667,435	628,546

Property, Plant, and Equipment, Net	1,782,676	496,241
Goodwill and Other Intangible Assets, Net	660,360	640,590
Other:
Investments	93,499	62,959
Regulatory assets	94,433	20,415
Deferred tax asset	12,825	17,374
Other	104,836	73,413
Noncurrent assets of discontinued operations	673,461	695,197

Total assets	$4,089,525	$2,634,735

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$173,933	$155,000
Current maturities of long-term debt of subsidiaries—nonrecourse	7,125	22,817
Short-term debt of subsidiaries-nonrecourse	130,350	178,628
Accounts payable	99,048	122,266
Accrued expenses	413,848	216,345
Current liabilities of discontinued operations	87,321	230,070

Total current liabilities	911,625	925,126

Long-term Debt	1,396,914	373,350
Long-term Debt of Subsidiaries—nonrecourse	36,933	37,999
Other Noncurrent Liabilities	369,132	75,040
Noncurrent Liabilities and Minority Interests of Discontinued Operations	632,481	605,325

Total liabilities	3,347,085	2,016,840

Minority Interests	11,106	30,067

Preferred Stock, Preference Stock, and Preferred Securities:
Preferred stock—4 1/2% series	2,600	2,600
Redeemable preferred stock—6 1/2% series	1,150	1,150
Preference stock	—	—
Corporation obligated mandatorily redeemable preferred securities of subsidiary trusts	370,250	187,500

Total preferred stock, preference stock and preferred securities	374,000	191,250

Shareholders' Equity:
Common stock, par value $1.75; authorized 50,000,000 shares; issued and outstanding 27,396,762	47,942	47,942
Paid-in capital	240,891	240,797
Treasury stock, at cost	(3,500)	(3,681)
Retained earnings	67,432	112,307
Accumulated other comprehensive income (loss)	4,569	(787)

Total shareholders' equity	357,334	396,578

Total liabilities and shareholders' equity	$4,089,525	$2,634,735

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
OPERATING REVENUES	$515,652	$476,846	$995,765	$954,438
COST OF SALES	261,740	288,008	531,431	610,456

GROSS MARGIN	253,912	188,838	464,334	343,982

OPERATING EXPENSES
Selling, general and administrative	172,831	170,726	320,981	343,541
Depreciation	25,424	9,739	45,959	18,727
Amortization of intangibles	6,841	11,608	13,930	22,051

	205,096	192,073	380,870	384,319

OPERATING INCOME (LOSS)	48,816	(3,235)	83,464	(40,337)
Interest Expense, Net	(31,063)	(11,689)	(52,749)	(24,082)
Investment Income and Other	(2,497)	1,675	(1,803)	2,853

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interests	15,256	(13,249)	28,912	(61,566)
Benefit (Provision) for Income Taxes	(2,466)	(3,781)	(7,077)	11,893

Income (Loss) From Continuing Operations Before Minority Interests	12,790	(17,030)	21,835	(49,673)
Minority Interests in Net Loss of Consolidated Subsidiaries	8,100	29,857	23,014	75,693

Income from Continuing Operations	20,890	12,827	44,849	26,020
Discontinued Operations, Net of Taxes and Minority Interests	(5,086)	(2,047)	(45,086)	3,149

Income (Loss) before Extraordinary Item	15,804	10,780	(237)	29,169
Extraordinary Item, Net of Tax of $7,241	—	—	(13,447)	—

Net Income (Loss)	15,804	10,780	(13,684)	29,169
Minority Interests on Preferred Securities of Subsidiary Trusts	(7,474)	(1,650)	(13,699)	(3,300)
Dividends on Preferred Stock	(48)	(48)	(96)	(96)

Earnings (Loss) on Common Stock	$8,282	$9,082	$(27,479)	$25,773

Average Common Shares Outstanding	27,397	23,669	27,397	23,552
Earnings (Loss) per Average Common Share:
Continuing operations	$0.49	$0.47	$1.13	$0.96
Discontinued operations	(0.19)	(0.09)	(1.65)	0.13
Extraordinary item	—	—	(0.49)	—

Basic	$0.30	$0.38	$(1.01)	$1.09

Continuing operations	$0.49	$0.47	$1.13	$0.95
Discontinued operations	(0.19)	(0.09)	(1.65)	0.13
Extraordinary item	—	—	(0.49)	—

Diluted	$0.30	$0.38	$(1.01)	$1.08

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In Thousands)

	Six Months Ended June 30
	2002	2001
Operating Activities:
Net Income (Loss)	$(13,684)	$29,169
Items not affecting cash:
Depreciation	45,959	18,727
Amortization	13,930	22,051
Loss on discontinued operations	45,086	—
Extraordinary item, net of taxes	13,447	—
Deferred income taxes	1,928	(87)
Minority interests in net losses of consolidated subsidiaries	(23,014)	(75,693)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(37,078)	16,827
Inventories	21,733	8,964
Other current assets	9,761	(5,058)
Accounts payable	(46,311)	22,598
Accrued expenses	24,246	(4,238)
Change in noncurrent assets	4,388	3,819
Change in noncurrent liabilities	(15,394)	713
Other, net	12,273	(267)

Cash flows provided by continuing operations	57,270	37,525
Change in net assets of discontinued operations	(2,654)	23,509

Cash flows provided by operating activities	54,616	61,034

Investment Activities:
Property, plant and equipment additions	(21,749)	(20,486)
Proceeds from sale of assets	22,441	—
Purchase of noncurrent investments and assets, net	(12,641)	(2,487)
Acquisitions and growth expenditures, net of cash received	(559,909)	(40,368)

Cash flows used in investing activities	(571,858)	(63,341)

Financing Activities:
Dividends on common and preferred stock	(17,492)	(14,108)
Minority interest on preferred securities of subsidiary trusts	(13,699)	(3,300)
Issuance of long-term debt	719,118	—
Issuance of preferred securities of subsidiary trusts	117,750	—
Repayment of long-term debt	(2,009)	—
Line of credit (repayments) borrowings, net	(132,000)	66,700
Financing costs	(34,194)	—
Subsidiary repurchase of minority interests	(15,660)	(13,368)
Line of credit repayments of subsidiaries, net	(12,951)	(8,578)
Issuance of nonrecourse subsidiary debt	179	597
Repayment of nonrecourse subsidiary debt	(57,119)	(11,078)
Proceeds from termination of hedge	7,878	—

Cash flows provided by financing activities	559,801	16,865

Increase in Cash and Cash Equivalents	42,559	14,558
Cash and Cash Equivalents, beginning of period	37,158	43,385

Cash and Cash Equivalents, end of period	$79,717	$57,943

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income Taxes	$(5,846)	$6,537
Interest	32,542	27,242
Non-cash transactions:
Debt assumed in acquisitions	$511,104	$40
Assets acquired in exchange for debt	350	12,622
Inventory purchased using short-term debt	—	66,404
Interest capitalized for internally developed software	1,148	—
Discount on subordinated note	1,467	—
Subsidiary stock issued for acquisitions	8,100	4,892
Exchange of warrants for common stock	—	6,795

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

2.    Nature of Operations, Basis of Consolidation and Minority Interests (Continued)

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

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of February 1, 2002. The Corporation is in the process of obtaining third-party valuations of certain tangible assets, intangible assets and liabilities; thus, the allocation of the purchase price is subject to refinement, generally within one year of the date of acquisition. Final allocations will separate between any goodwill, intangible assets subject to amortization and those that are not, useful lives and tax deductibility. The allocation of the purchase price to the assets acquired and the liabilities assumed was adjusted in the second quarter of 2002 based on preliminary appraisals of the assets acquired that the Corporation received. As of June 30, 2002, no portion of the purchase price was allocated to intangible assets.

February 1, 2002
(in thousands)
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

        The following unaudited pro forma results of consolidated operations for the six months ended June 30, 2002, give effect as if the acquisition had occurred as of January 1, 2002 (in thousands except per share amounts):

Six Months Ended June 30, 2002
Revenues	$1,059,728
Net Loss	(8,464)
Diluted earnings per share	(0.86)

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

	June 30, 2002	December 31, 2001
Accounts receivable, net	$20,090	$121,843
Other current assets	25,318	59,854

Current assets of discontinued operations	$45,408	$181,697

Property, plant and equipment, net	$306,373	$322,126
Goodwill and other intangibles, net	332,883	339,058
Other noncurrent assets	34,205	34,013

Noncurrent assets of discontinued operations	$673,461	$695,197

Accounts payable	$30,043	$142,578
Other current liabilities	57,278	87,492

Current liabilities of discontinued operations	$87,321	$230,070

Long-term debt	$422,147	$424,524
Minority interests	143,179	153,245
Other noncurrent liabilities	67,155	27,556

Noncurrent liabilities and minority interests of discontinued operations	$632,481	$605,325

Partners' capital of discontinued operations	$(933)	$41,449

	Three months ended
	June 30, 2002	June 30, 2001
Revenues	$64,419	$554,740
Loss before income taxes and minority interests	(25,191)	(17,140)
Loss from discontinued operations, net of income taxes and minority interests	(5,086)	(2,047)
	Six months ended
	June 30, 2001	June 30, 2002
Revenues	$341,659	$1,573,837
Income (loss) before income taxes and minority interests	(14,721)	5,080
Income (loss) from discontinued operations, net of income taxes and minority interests	(45,086)	3,149

        The Corporation has provided a guaranty of CornerStone's $50 million credit facility. At June 30, 2002, $17.7 million was outstanding under CornerStone's credit facility, along with $8.3 million in letters of credit.

        A provision for loss on discontinued operations as of June 30, 2002 has been included based on management's best estimates as of June 30, 2002 of the amounts expected to be realized on the disposition of its investment. The amount the Corporation will ultimately realize could differ from the assumptions currently used in arriving at the anticipated loss. The foregoing summary financial information with respect to CornerStone is unaudited and is subject to year-end audit adjustment by CornerStone. CornerStone adopted Statement of Financial Accounting Standards No. 142 during its fiscal year ended June 30, 2002. As noted in CornerStone's Current Report on Form 8-K dated September 11, 2002 (filed with the Securities and Exchange Commission on September 12, 2002), CornerStone's preliminary evaluation of the impact of its adoption of SFAS No. 142 indicates that CornerStone is likely to have a material write-off of its goodwill and intangibles during such period. The adjustments, if any, to the foregoing summary financial information cannot be determined at this time.

5.    Supplemental Guarantor Financial Information

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

5.    Supplemental Guarantor Financial Information (Continued)

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

5.    Supplemental Guarantor Financial Information (Continued)

Balance Sheet Consolidating Schedules

June 30, 2002
(in thousands)

	Parent and Consolidated Subsidiaries	NW Energy LLC	Eliminations	Total
Assets
Cash	$40,618	$39,099	$—	$79,717
Accounts receivable, net	327,130	51,991	—	379,121
Accounts receivable, related	(42,125)	42,125	—	—
Inventories	61,395	13,663	—	75,058
Other	69,045	19,086	—	88,131
Current assets of discontinued operations	45,408	—	—	45,408

Total current assets	501,471	165,964	—	667,435

Property, plant and equipment, net	498,820	1,283,856	—	1,782,676
Goodwill and other intangibles assets, net	653,042	7,318	—	660,360
Other:
Investments	66,742	26,757	—	93,499
Investments, related	594,225	—	(594,225)	—
Other	114,948	97,146	—	212,094
Noncurrent assets of discontinued operations	673,461	—	—	673,461

Total assets	$3,102,709	$1,581,041	$(594,225)	$4,089,525

Liabilities and Shareholders' Equity
Current maturities of long-term debt	$155,000	$18,933	$—	$173,933
Current maturities of long-term debt, nonrecourse	7,125	—	—	7,125
Short-term debt, nonrecourse	130,350	—	—	130,350
Accounts payable	71,999	27,049	—	99,048
Accrued expenses	259,350	154,498	—	413,848
Current liabilities of discontinued operations	87,321	—	—	87,321

Total current liabilities	711,145	200,480	—	911,625

Long-term debt	971,585	425,329	—	1,396,914
Long-term debt of subsidiaries, nonrecourse	36,933	—	—	36,933
Other noncurrent liabilities	73,181	295,951	—	369,132
Noncurrent liabilities & minority interests of discontinued operations	632,481	—	—	632,481

Total liabilities	2,425,325	921,760	—	3,347,085

Minority interests	11,106	—	—	11,106
Preferred stock, 4 1/2% series	2,600	—	—	2,600
Redeemable preferred stock, 6 1/2% series	1,150	—	—	1,150
Corporation obligated mandatorily redeemable preferred securities of subsidiary trusts	305,250	65,000	—	370,250

	309,000	65,000	—	374,000

Shareholders' equity:
Common stock	47,942	—	—	47,942
Paid-in capital	240,891	—	—	240,891
Treasury stock	(3,500)	—	—	(3,500)
Retained earnings	67,432	594,225	(594,225)	67,432
Accumulated other comprehensive income (loss)	4,513	56	—	4,569

Total shareholders' equity	357,278	594,281	(594,225)	357,334

Total liabilities and shareholders' equity	$3,102,709	$1,581,041	$(594,225)	$4,089,525

5.    Supplemental Guarantor Financial Information (Continued)

        Cash Flow Statement Consolidating Schedule
Six Months Ended June 30, 2002
(in thousands)

	Parent and Consolidated Subsidiaries	NW Energy LLC	Eliminations	Total
Operating Activities
Net income (loss)	$(29,268)	$15,584	$—	$(13,684)
Items not affecting cash:
Depreciation and amortization	39,114	20,775	—	59,889
Loss on discontinued operations	45,086	—	—	45,086
Extraordinary item, net of taxes	13,447	—	—	13,447
Deferred income taxes	(6,457)	8,385	—	1,928
Minority interests in net losses of consolidated subsidiaries	(23,014)	—	—	(23,014)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(62,794)	25,715	—	(37,079)
Inventories	17,609	4,124	—	21,733
Other current assets	2,936	6,826	—	9,762
Accounts payable	(51,535)	5,224	—	(46,311)
Accrued expenses	48,698	(24,452)	—	24,246
Change in noncurrent assets and liabilities	(877)	(10,129)	—	(11,006)
Other, net	12,106	167	—	12,273
Change in net assets of discontinued operations	(2,654)	—	—	(2,654)

Cash flows provided by operating activities	2,397	52,219	—	54,616

Investment Activities:
Property, plant and equipment additions	(7,454)	(14,295)	—	(21,749)
Proceeds from sale of assets	22,441	—	—	22,441
Sale (purchase) of noncurrent investments and assets, net	(12,431)	(210)	—	(12,641)
Acquisitions and growth expenditures, net of cash received	(656,006)	96,097	—	(559,909)

Cash flows used in investing activities	(653,450)	81,592	—	(571,858)

Financing Activities:
Dividends on common and preferred stock	(17,492)	—	—	(17,492)
Minority interest on preferred securities of subsidiary trusts	(13,699)	—	—	(13,699)
Advances from (to) related parties	92,703	(92,703)	—	—
Issuance of long-term debt	719,118	—	—	719,118
Issuance of preferred securities of subsidiary trusts	117,750	—	—	117,750
Repayment of long-term debt	—	(2,009)	—	(2,009)
Line of credit (repayments) borrowings, net	(132,000)	—	—	(132,000)
Financing costs	(34,194)	—	—	(34,194)
Subsidiary repurchase of minority interests	(15,660)	—	—	(15,660)
Issuance (repayment) of subsidiary debt, net	(69,891)	—	—	(69,891)
Proceeds from termination of hedge	7,878	—	—	7,878

Cash flows provided by (used in) financing activities	654,513	(94,712)	—	559,801

Increase (Decrease) in Cash and Cash Equivalents	3,460	39,099	—	42,559
Cash and cash equivalents, beginning of period	37,158	—	—	37,158

Cash and cash equivalents, end of period	$40,618	$39,099	$—	$79,717

6.    Extraordinary Item

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

7.    Sale-leaseback Transaction

        In May 2002, Blue Dot, under sale-leaseback agreements, sold certain vehicles with a net book value of $16.2 million for $22.2 million cash. The gain of $6.0 million is being amortized over the terms of the leases. At June 30, 2002, the unamortized portion of the deferred gain of $5.7 million was included in other noncurrent liabilities.

8.    Comprehensive Income (Loss)

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

9.    Restructuring Reserve

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

10.    Segment Information

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

11.    New Accounting Standards

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

        Intangible asset amortization expense for the quarter and six months ended June 30, 2002 was $6.8 million and $13.9 million, respectively. Estimated amortization expense for each year 2002 - 2006, is $32.9 million, $32.8 million, $29.6 million, $18.8 million and $14.1 million.

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

12.    Reclassifications

        Certain 2001 amounts have been reclassified to conform to the 2002 presentation. Such reclassifications have no impact on net income or shareholders' equity as previously reported.

13.    Earnings per Share

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

14.    Environmental Liabilities

        In connection with the acquisition of NorthWestern Energy, L.L.C. ("NorthWestern Energy LLC"), which held the energy distribution and transmission business of The Montana Power Company, the Corporation assumed the following environmental obligations:

        The U.S. Environmental Protection Agency (the "EPA"), identified the Milltown Reservoir, which sits behind a hydroelectric dam the Corporation acquired in connection with the acquisition of NorthWestern Energy LLC, on its Superfund National Priority List in 1983 as a result of the collection of toxic heavy metals in the silts. The Atlantic Richfield Company ("ARCO") has been named as the party with responsibility for completing the remedial investigation and feasibility studies and conducting site cleanup, under the EPA's direction. The former owner of NorthWestern Energy LLC did not undertake any direct responsibility in that regard, in light of a special statutory exemption from liability under CERCLA in relation to the Milltown Dam. By virtue of its acquisition of The Montana Power Corporation's utility business and the dam, NorthWestern Energy LLC succeeded to similar protection under this statutory exception. ARCO has argued that the former owner of NorthWestern Energy LLC should be considered a Potentially Responsible Party ("PRP") and has threatened to challenge its exempt status. ARCO and the former owner of NorthWestern Energy LLC entered into a settlement agreement to limit the former owner's and now NorthWestern Energy LLC's potential liability, costs and ongoing operating expenditures, provided that the EPA selects a remedy that leaves the dam and sediments in place in its final Record of Decision. The final Record of Decision is not expected to be issued until late 2002 or early 2003. Depending on the outcome of that decision, the Corporation may be required to defend its exempt position. There can be no assurance that the Corporation will not incur costs or liabilities associated with the Milltown Dam site in the future, some of which could be significant. The Corporation has established a reserve of approximately $20.0 million at June 30, 2002, primarily for liabilities related to the Milltown Dam and other environmental liabilities. To the extent NorthWestern Energy LLC's liabilities are greater than this reserve, its financial condition and results of operations could be adversely affected.

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

15.    Commitments

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

        Our principal unregulated investment is in Expanets, Inc. or Expanets, a leading provider of networked communications and data services and solutions to medium-sized businesses nationwide. In addition, we own investments in Blue Dot Services, Inc. or Blue Dot, a nationwide provider of air conditioning, heating, plumbing and related services, and CornerStone Propane Partners L.P. or CornerStone, a publicly traded limited partnership (OTCBB: CNPP), in which we hold a 30% interest and operate through one of our subsidiaries that serves as managing general partner. CornerStone is a retail propane and wholesale energy-related commodities distributor. On January 18, 2002, the board of directors of the general partner of CornerStone announced it has retained Credit Suisse First Boston Corporation to pursue the possible sale or merger of CornerStone. We fully support the board's action, as it is consistent with our strategy to focus our resources on our energy and communications platforms. A special committee of the board of directors of the managing general partner, composed of directors that are not officers of NorthWestern, has been formed to pursue strategic options. As a result we have recharacterized our investment in CornerStone to reflect the results of operations of CornerStone as discontinued operations. Accordingly, the results of CornerStone's operations, for all periods reported, are presented separately below income from continuing operations. In conjunction with the adoption of discontinued operations accounting for CornerStone, substantially all of our approximately $40 million net carrying value in the partnership was recorded as a noncash charge during the first quarter of 2002 and an additional charge of $5.1 million was recorded during the second quarter of 2002. On August 5, 2002, CornerStone announced that it had elected not to make an interest payment aggregating approximately $5.6 million on three classes of its senior secured notes, which was due on July 31, 2002, and was continuing to review financial restructuring and strategic options, including the potential commencement of a Chapter 11 case under the United States Bankruptcy Code. After this announcement, the New York Stock Exchange announced that it had suspended trading in CornerStone's publicly traded partnership units and would seek to delist the partnership units due to their low price and CornerStone's decision not to make the scheduled interest payments. We will continue to evaluate CornerStone's financial restructuring and the impact upon creditors of CornerStone, including us, and we expect to reflect any resulting financial implication in our third quarter 2002 results. See "Business—Unregulated Business—Discontinued Propane

Operations—CornerStone—Recent Developments" included elsewhere herein and our Current Reports on Form 8-K, filed with the SEC on January 22, 2002, April 15, 2002, August 2, 2002 and August 8, 2002.

RESULTS OF OPERATIONS

        The following is a summary of our results of operations for each of the three-month and six-month periods ended June 30, 2002 and 2001.

Three-Month and Six-Month Periods Ended June 30, 2002 Compared to Three-Month and Six-Month Periods Ended June 30, 2001.

CONSOLIDATED OPERATING RESULTS

        The following is a summary of our consolidated results of operations for the three-month and six-month periods ended June 30, 2002 and June 30, 2001. Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments. This discussion is followed by a more detailed discussion of operating results by segment. Our "All Other" category primarily consists of our other miscellaneous service activities, which are not included in the other identified segments together with unallocated corporate costs. See "—Segment Information—All Other Operations" for a discussion of the items contained in our "All Other" category. Product and service category fluctuations highlighted at the consolidated level are more fully explained in the segment discussions.

CONSOLIDATED EARNINGS (LOSSES) and DIVIDENDS

        Consolidated earnings were $8.3 million in the second quarter of 2002, a decline of $0.8 million, or 8.8%, from consolidated earnings of $9.1 million in the second quarter of 2001. This decrease is a result of $3.0 million of additional losses within the discontinued operations of CornerStone in the second quarter of 2002 compared to the second quarter of 2001 (see Note 4, Discontinued Operations, to the consolidated financial statements for further discussion regarding CornerStone), and $10.6 million of additional losses at Expanets, which were offset principally by $2.9 million of additional earnings within the electric and natural gas operations, $5.4 million of additional earnings within All Others operations, and $4.5 million within HVAC operations in the second quarter of 2002 compared to the second quarter of 2001. Earnings from continuing operations increased $2.3 million from $11.1 million in the second quarter of 2001 compared to $13.4 million for the second quarter of 2002. This was due principally to improved performance within the electric and natural gas operations, which was partially offset by additional losses from the communications segment in the second quarter of 2002 compared to the second quarter of 2001. For the six months ended June 30, 2002, consolidated losses were $27.5 million, a decline of $53.3 million, or 206.6%, from consolidated earnings of $25.8 million for the six months ended June 30, 2001. The decline was a result of a $45.1 million charge for discontinued operations relating to our planned divestiture of our interest in CornerStone for the six months ended June 30, 2002, in addition to an extraordinary loss of $13.4 million related to debt costs associated with the early extinguishment of debt. Exclusive of these charges, earnings on common stock for the six months ended June 30, 2002 were $31.1 million, an increase of $8.5 million, or 37.6%, over the six months ended June 30, 2001. The increase is due to the addition of the electric and natural gas transmission and distribution business of NorthWestern Energy LLC, or the "Montana operations," that we acquired on February 15, 2002, effective February 1, 2002.

CONSOLIDATED OPERATIONS

        Consolidated operating revenues were $515.7 million in the second quarter of 2002, an increase of $38.8 million, or 8.1%, from $476.9 million in the second quarter of 2001. The increase in consolidated revenues was primarily due to an increase in revenues from the electric and natural gas operations of $115.4 million as a result of the inclusion of NorthWestern Energy LLC's Montana operations and an

$8.3 million increase in revenues from our All Other operations as a result of the addition of certain non-utility operations acquired with NorthWestern Energy LLC's Montana operations. HVAC revenues increased $6.1 million quarter to quarter primarily as a result of acquisitions. These increases were partially offset by decreases in revenues from our communications segment of $91.0 million as a result of continuing market softness and a change in the mix of revenues toward certain higher-margin activities. For the six months ended June 30, 2002, revenues were $995.8 million as compared to $954.4 million for the first six months of 2001, or an increase of $41.4 million. As with the second quarter, the increase in revenues was primarily a result of $183.3 million of additional revenues from the electric and natural gas operations, during the first six months of 2002 compared to the similar period in 2001. All Other revenues also increased $15.0 million during the first six months of 2002 compared to the similar period in 2001 due to NorthWestern Energy LLC's additional non-utility Montana operations, which include revenues from statutory conservation and low income assistance charges, gas stranded costs collected in rates under a securitization program, underground services location operations and other unregulated operations. These revenues were partially offset by a decline in revenues within our communications segment of $157.9 million during the first six months of 2002 compared to the similar period in 2001.

        Consolidated cost of sales was $261.7 million in the second quarter of 2002, a reduction of $26.3 million, or 9.1%, from results in the second quarter of 2001. The decline was due to a $70.3 million decrease in costs within the communications segment which was partially offset by $37.0 million of increased costs in our electric and natural gas segments primarily as a result of the addition of NorthWestern Energy LLC's Montana operations. Cost of sales in our HVAC segment also increased $5.4 million quarter to quarter while costs of sales in All Other increased $1.7 million from NorthWestern Energy LLC's Montana operations. Cost of sales for the six months ended June 30, 2002, of $531.4 million were $79.0 million lower than costs of sales for the first six months of 2001. The decline was primarily due to a $131.5 million decrease in costs within our communications segment, while our natural gas operations also had a decrease in costs of $15.5 million in the first six months of 2002 compared to the similar period in 2001. These decreases were partially offset by $60.4 million of increased costs of our electric operations during the first six months of 2002 compared to the similar period in 2001 as a result of the addition of NorthWestern Energy LLC's Montana operation. Cost of sales in our HVAC segment increased $2.6 million during the first six months of 2002 compared to the similar period in 2001, while cost of sales in the All Other segment increased $5.0 million.

        Consolidated gross margin was $253.9 million in the second quarter of 2002, an increase of $65.1 million, or 34.5%, from results in the second quarter of 2001. Electric and natural gas operations gross margins increased by an aggregate of $78.4 million in the second quarter of 2002 compared to the second quarter of 2001 as a result of the addition of NorthWestern Energy LLC's Montana operations. Communications gross margin declined $20.7 million quarter to quarter as a result of revenue decreases. HVAC gross margins increased $0.7 million in the second quarter of 2002 over results for the second quarter of 2001. All Other gross margin improved $6.7 million quarter to quarter due to the additional activity from NorthWestern Energy LLC's Montana operations. Consolidated gross margin as a percentage of revenues was 49.2% in the second quarter of 2002, compared to 39.6% in the second quarter of 2001. The improvement in consolidated gross margin was primarily a result of lower natural gas commodity prices, higher margin Montana natural gas operations, and margin improvement within the communications segment due to a better sales mix and additional higher-margin maintenance revenues. The improvement in consolidated gross margin was partially offset by a decline in margin percentages within the electric operations from decreased wholesale electric margins. For the six months ended June 30, 2002, gross margins were $464.3 million, an increase of $120.3 million, or 35.0%, over gross margin of $344.0 million at the second quarter of 2001. Electric and natural gas operations gross margins increased by an aggregate of $138.4 million during the first six months of 2002 compared to the similar period in 2001 primarily as a result of the addition of NorthWestern Energy LLC's Montana operations. Communications gross margin declined $26.4 million period to period as the business continues to reduce costs to match the lower revenues and HVAC gross margins decreased $1.7 million. All Other gross margin improved $10.0 million during the first six months of 2002 compared to the similar period in 2001 due to the additional activity from NorthWestern Energy LLC's Montana operations. Gross margin as a percentage of revenues was 46.6% for the six months ended June 30, 2002, compared to 36.0% for the six months ended June 30, 2001, principally due to lower natural gas commodity prices, improved communications margins and higher margins from NorthWestern Energy LLC's Montana operations.

        Consolidated operating expenses were $205.1 million in the second quarter of 2002, an increase of $13.0 million, or 6.8%, from results in the second quarter of 2001. Operating expenses for the communications segment in the second quarter of 2002 were $46.4 million less than in the second quarter of 2001 due to reductions in costs to better align the business with the reduced revenue streams. Electric and natural gas operating expenses in the second quarter of 2002 were $56.3 million more than similar expenses in the second quarter of 2001. Electric and natural gas operating expenses increased primarily due to the inclusion of NorthWestern Energy LLC's Montana operations, but were partially offset by a reduction in costs within the previously owned operations. HVAC operating expenses in the second quarter of 2002 increased $1.0 million over results in the second quarter of 2001. All Other expenses in the second quarter of 2002 increased $2.1 million over results for the second quarter of 2001 due to the addition of NorthWestern Energy LLC's Montana operations as corporate and other expenses within the previously owned operations declined. Expenses for the six months ended June 30, 2002 of $380.9 million were $3.4 million, or 0.9%, lower than expenses for the six months ended June 30, 2001 of $384.3 million. Operating expenses for the communications segment for the first six months of 2002 were $98.0 million less than the equivalent period of 2001 due to the aforementioned cost reduction efforts. Electric and natural gas operating expenses in the first six months of 2002 were $90.7 million more than similar expenses in the first six months of 2001. Electric and natural gas operating expenses increased primarily due to the inclusion of NorthWestern Energy LLC's Montana operations, which was partially offset by a reduction in costs within the previously owned operations. HVAC operating expenses in the first six months of 2002 increased $0.7 million over results for the similar period in 2001. All Other expenses in the first six months of 2002 increased $3.1 million over results for the similar period in 2001 due to the addition of NorthWestern Energy LLC's Montana operations.

        Consolidated operating income in the second quarter of 2002 was $48.8 million, an improvement of $52.1 million compared to losses of $3.2 million in the second quarter of 2001. Operating income in our communications segment increased $25.7 million in the second quarter of 2002 compared to the second quarter of 2001, primarily as a result of the reduction in operating expenses. Operating income in our electric and natural gas segments increased $22.1 million due to the addition of NorthWestern Energy LLC's Montana operations. HVAC operating income in the second quarter of 2002 decreased $0.3 million from results in the second quarter of 2001, while All Other operating losses improved to operating income of $4.6 million as a result of lower expenses. For the first six months of 2002, operating income rose $123.8 million to $83.5 million over results for the similar period in 2001. Operating income in our communications segment increased $71.6 million in the first six months of June 30, 2002, compared to the similar period in 2001, primarily as a result of the reduction in operating expenses, while operating income in our electric and natural gas segments increased $47.6 million due to the addition of NorthWestern Energy LLC's Montana operations. HVAC operating losses for the first six months of 2002 increased $2.3 million from results for the similar period in 2001, while All Other operating losses declined $6.9 million as a result of lower expenses.

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

        Consolidated investment income and other was a $2.5 million loss in the second quarter of 2002, a decline of $4.2 million from results in the second quarter of 2001. The decline was primarily attributable to losses incurred for certain additional preferred stock investment impairments. Consolidated investment income and other was a $1.8 million loss for the six months ended June 30, 2002, a decline of $4.7 million from results for the similar period in 2001. As with the quarter, the decline was primarily attributable to losses incurred for certain additional preferred stock investment impairments.

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

        Minority interests in net loss of consolidated subsidiaries was $8.1 million in the second quarter of 2002, a decline of $21.8 million from minority interests in net loss of consolidated subsidiaries of $29.9 million in the second quarter of 2001. The decline was partially due to a $28.5 million decline in allocations in the communications segment, which was partially offset by a $6.7 million increase in allocations within the HVAC segment. The decreased communications allocation was the result of improved profitability offset partially by a lack of additional minority basis upon which to allocate the losses compared to the first quarter of 2001. To the extent that future operating losses are incurred within the HVAC or communications segments, unless additional minority interest were to be issued as a result of new acquisitions, such losses will be allocated to us. For the six months ended June 30, 2002, minority interests income was $23.0 million, a decline of $52.7 million from minority interest income of $75.7 million in the first six months of 2001. As with the second quarter, the decline was due to a $60.3 million decline in allocations in the communications segment resulting from lower overall losses and a lack of minority basis upon which to allocate the losses, partially offset by a $7.6 million increase in allocations within the HVAC segment due to additional basis issued in connection with acquisitions. See "—Significant Accounting Policies—Minority Interest in Consolidated Subsidiaries" for a discussion of the allocation of income (loss) to minority interests and the changes in such allocations during the periods discussed.

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

        Operating expenses for our electric utility operations in the second quarter of 2002 were $56.5 million, an increase of $43.9 million over results in the second quarter of 2001. Selling, general and administrative expenses in the second quarter of 2002 were $43.8 million, an increase of $34.4 million over results in the second quarter of 2001. While selling, general and administrative expenses within the previously owned South Dakota operations declined approximately $4.2 million in the second quarter of 2002 as a result of reduced staffing, customer service expenses and incentive accruals, expenses for NorthWestern Energy LLC's Montana operations in the second quarter of 2002 contributed approximately $38.6 million. Depreciation in the second quarter of 2002 was $12.7 million, an increase of $9.5 million over depreciation in the second quarter of 2001 of $3.2 million. The increase in depreciation was due to the addition of NorthWestern Energy LLC's Montana operations. For the six months ended June 30, 2002, selling, general and administrative expenses were $71.1 million, or 304.8%, higher than expenses for the first six months of 2001. This increase, as with the quarter, is mainly due to the addition of NorthWestern Energy LLC's Montana operations, which added $77.2 million of expenses, offset by decreases in the previously owned operations' expenses. Depreciation for the six months ended June 30, 2002 was $22.9 million, an increase of $16.5 million over depreciation for the six months ended June 30, 2001, of $6.4 million. The increase in depreciation was due to the addition of NorthWestern Energy LLC's Montana operations.

        Operating income for our electric utility operations in the second quarter of 2002 was $25.3 million, an increase of $13.2 million, or 109.6%, from $12.1 million in the second quarter of 2001. The increase was primarily attributable to the addition of approximately $17.5 million in operating income from NorthWestern Energy LLC's Montana operations. Income from the previously owned operations declined $4.3 million in the second quarter of 2002 from results in the second quarter of 2001 as a result of the decline in wholesale electric margins but was partially offset by operating expense savings. For the six months ended June 30, 2002, operating income was $25.7 million higher than operating income for the six months ended June 30, 2001, at $51.2 million. As with the quarter, this increase was primarily due to the addition of $35.6 million of operating income from NorthWestern Energy LLC's Montana operations, offset by lower South Dakota operating income from the absence of unusually high margin wholesale electric sales countered by lower operating expenses.

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

        Cost of sales for our natural gas utility operations in the second quarter of 2002 was $27.0 million, an increase of $2.9 million, or 11.9%, from results in the second quarter of 2001. Cost of sales for the period reflect the inclusion of NorthWestern Energy LLC's Montana operations, which contributed $7.5 million in cost of sales. This increase was offset by a decrease in cost of sales of previously owned operations of $4.6 million as a result of reduced commodity prices and volumes. For the six months ended June 30, 2002, cost of sales was $75.0 million, a decrease of $15.5 million as compared to the first six months of 2001. Costs within the previously owned operations decreased $34.4 million during the first six months of 2002 compared to the first six months of 2001 as a result of lower commodity prices and reduced retail volumes from warmer weather while NorthWestern Energy LLC's Montana operations increased costs by $18.9 million.

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

        Operating expenses for our natural gas utility operations in the second quarter of 2002 were $16.9 million, an increase of $12.4 million, or 273.6%, from results in the second quarter of 2001. Selling, general and administrative expenses grew $10.2 million in the second quarter of 2002 to $13.8 million compared to the second quarter of 2001, when such expenses were $3.7 million, primarily due to $11.0 million in additional expenses attributable to NorthWestern Energy LLC's Montana operations, while selling, general and administrative expenses at previously owned operations declined due to reduced customer service expenses, employee benefits and system maintenance expenses. Depreciation was $3.1 million in the second quarter of 2002, an increase of $2.2 million over depreciation during the second quarter of 2001. This increase was primarily due to the addition of NorthWestern Energy LLC's Montana operations. Operating expenses for the six months ended June 30, 2002 were $29.3 million, an increase of $19.6 million, or 203.5%, from results in the first six months of 2001. Selling, general and administrative expenses grew $15.7 million in the six month period ended June 30, 2002 to $23.6 million compared to the six months ended June 30, 2001 when such expenses were $7.9 million, primarily due to $17.8 million in additional expenses attributable to NorthWestern Energy LLC's Montana operations, while selling, general and administrative expenses at previously owned operations declined similar to the quarter changes. Depreciation was $5.6 million for the six months ended June 30, 2002, an increase of $3.9 million over depreciation during the first six months of 2001. This increase was primarily due to the addition of NorthWestern Energy LLC's Montana operations.

        Operating income for our natural gas utility operations in the second quarter of 2002 was $9.7 million, compared to $0.9 million in the second quarter of 2001. NorthWestern Energy LLC's Montana operations contributed $7.4 million to operating income in the second quarter of 2002 while the operating expense reductions in the previously owned operations more than offset the revenue shortfalls in these operations to add $2.2 million of income. For the six months ended June 30, 2002, operating income of $27.7 million was $21.9 million higher than operating income for the six months ended June 30, 2001, with NorthWestern Energy LLC's Montana operations contributing $19.6 million in income.

COMMUNICATIONS SEGMENT OPERATIONS

        Revenues for the communications segment in the second quarter of 2002 were $210.3 million, a decline of $91.0 million, or 30.2%, from revenues of $301.3 million in the second quarter of 2001. The decline was due to revisions made in May 2001 to the original agreements executed in association with the acquisition of the Lucent Technologies' Growing and Energy Markets, or Lucent GEM, business in March 2002, which eliminated minimum sales referral obligations of Avaya, Inc. (formerly Lucent Technologies) and increased the volume of higher-margin recurring revenue service maintenance contracts. Overall market softness in the technology and communication segments of industry further depressed revenues. For the six months ended June 30, 2002, revenues were $412.2 million, or $157.9 million lower than revenues for the six months ended June 30, 2001. As with the second quarter of 2002, the six month decline in revenues was primarily due to revisions in the Lucent GEM agreements, as well as continued soft market conditions.

        Cost of sales in the second quarter of 2002 was $116.7 million, a decline of $70.3 million from cost of sales in the second quarter of 2001 of $186.9 million. The decrease in cost of sales principally resulted from the lower sales volumes and efforts to continue to improve the revenue mix by reducing cost intensive equipment sales and increasing lower cost service sales. In addition, a technical assistance call center agreement signed with Avaya in March 2002 resulted in $10.1 million of reduced costs during the quarter ended June 30, 2002. Costs for the first six months of 2002 decreased 35.3% to $241.4 million when compared to cost of sales for the first six months of 2001. As with the quarter, the six month decrease is also due primarily to the lower sales volumes, sales mix changes and renegotiated terms with Avaya.

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

        Gross margin in the second quarter of 2002 was $8.2 million, an increase of $6.7 million over gross margin in the second quarter of 2001. NorthWestern Energy LLC's Montana non-utility operations added $7.5 million in margins while the reduced sales in second quarter 2002 pushed down margins in previously owned operations. As a percentage of revenues, gross margin increased from 36.2% to 65.4% from the higher margin NorthWestern Energy LLC's Montana operations. Gross margin for the six months of 2002 was $12.7 million, or 369.3% higher than gross margin for the same period of 2001. All of the growth was due to the addition of NorthWestern Energy LLC's Montana operations with a partial offset from a decrease within previously owned operations. Similarly, gross margin percentages increased from 35.3% for 2001 to 56.1% for 2002 due to the influence of the higher margin NorthWestern Energy LLC's Montana operations.

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

        On August 5, 2002, CornerStone announced that it had elected not to make an interest payment aggregating approximately $5.6 million on three classes of its senior secured notes, which was due on July 31, 2002, and was continuing to review financial restructuring and strategic options, including the potential commencement of a Chapter 11 case under the United States Bankruptcy Code. After this announcement, the New York Stock Exchange announced that it had suspended trading in CornerStone's publicly traded partnership units and would seek to delist the partnership units due to their low price and CornerStone's decision not to make the scheduled interest payments. We will continue to evaluate CornerStone's financial restructuring and the impact upon creditors of CornerStone, including us, and we expect to reflect any resulting financial implication in our third quarter 2002 results. For additional information relating to CornerStone, see "Business—Unregulated Businesses—Discontinued Propane Operations—CornerStone—Recent Developments" included in Item 1 hereof and our Current Reports on Form 8-K, filed with the SEC on January 22, 2002, August 2, 2002 and August 8, 2002.

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

        Operating losses decreased $3.2 million and 16.0% during the second quarter of 2002 to $16.8 million from the second quarter of 2001. For the six months ending June 30, 2002, operating income was $3.7 million, a decrease of $6.7 million or 64.4%, from $10.4 million for the six months ended June 30, 2001.

LIQUIDITY & CAPITAL RESOURCES

Cash Flow and Cash Position

Operating Activities

        We generate cash to fund our operations through a combination of cash flows from current operations, the sale of our securities and our borrowing facilities. We realized net positive cash inflows from operations of $54.6 million and $61.0 million in the six months ended June 30, 2002 and 2001, respectively. The decrease in cash flows is principally a result of the increase in accounts receivable within our communications segment resulting from a delay in billings experienced in connection with the EXPERT system implementation and additional receivables added from Northwestern Energy LLC's Montana operations, whose accounts receivable balances are higher due to heavier energy use for heating needs, which was partially offset by approximately $52.0 million of operating cash flow generated by NorthWestern Energy LLC's Montana operations.

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

Investing and Financing Activities

        Cash flows used in investing activities were $571.9 million in the first six months of 2002 compared to $63.3 million in the first six months of 2001. The increase was principally due to the acquisition of NorthWestern Energy LLC's Montana operations during 2002 which accounted for approximately $515.0 million, offset by proceeds of $22.4 million from a sale-leaseback transaction executed during second quarter 2002, at Blue Dot and continued maintenance and growth capital expenditures. Maintenance capital expenditures are capital expenditures incurred in order to maintain our business as it exists at that time. Growth capital expenditures are capital expenditures incurred in order to grow our business in any respect. Cash flows provided by financing activities were $559.8 million in the first six months of 2002 compared to $16.9 million in the first six months of 2001. The increase was primarily due to proceeds received from our offering of $720 million of our notes discussed below, which was used to pay our acquisition term loan used to finance the acquisition of NorthWestern Energy LLC's Montana operations, and the trust preferred securities offerings discussed below.

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

        On February 15, 2002, in connection with our recently completed acquisition of The Montana Power Company's energy distribution and transmission business, we assumed $488 million of debt and preferred stock net of cash received from The Montana Power Company and we drew down a $720 million term loan and $19 million swing line commitment under our $280.0 million revolving credit facility to fund our acquisition costs and repay borrowings of $132.0 million outstanding under our existing recourse bank credit facility. The $488 million of assumed debt and preferred stock includes various series of mortgage bonds, pollution control bonds and notes that bear interest rates of between 5.90% to 8.95%. These include both secured and unsecured obligations with maturities that range from 2003 to 2026.

        On March 13, 2002, we issued $250 million of our 7 7/8% notes due March 15, 2007, and $470 million of our 8 3/4% notes due March 15, 2012, which resulted in net proceeds to us of $714.1 million. We have applied these net proceeds together with available cash to fully repay and terminate the $720 million term loan portion of our credit facility. On March 28, 2002 we entered into two fair value hedge agreements, each of $125 million, to effectively swap the fixed interest rate on our $250 million five-year original notes to floating interest rates at the three-month London Interbank Offered Rate plus spreads of 2.32% and 2.52%, effective as of April 3, 2002. The effective interest rate on our $250 million five-year original notes was 4.28% as of July 8, 2002 after giving effect to the hedge agreements. Based on the June 30, 2002 calculation of future settlement value, the hedges had a value in our favor of $11.1 million.

        On July 31, 2002, we redeemed the $2.6 million of our 26,000 outstanding shares of 4 1/2% series preferred stock at $110.75 per share resulting in a cash outlay of $2.9 million. On August 15, 2002, we redeemed the $1.2 million of our 11,500 outstanding shares of 6/1/2% series redeemable preferred stock at $101.35 per share resulting in a cash outlay of $1.2 million.

  Material Borrowings

        We and our subsidiaries had the following long-term and short-term debt, mandatorily redeemable preferred securities and other commitments outstanding as of June 30, 2002:

	Total	2002	2003	2004-2006
	(in thousands)
Recourse Debt:
Notes, 7 7/8% and 8 3/4%	$720,000	$—	$—	$—
Discount on Notes	(853)	—	—	—
Mortgage Bonds, 6.99%, 7.00% and 7.10%	120,000	5,000	—	60,000
Senior Unsecured Debt, 6.95%	105,000	—	—	—
Pollution Control Obligations, 5.85% and 5.90%	21,350	—	—	—
Floating Rate Notes, LIBOR + 0.75%(1)	150,000	150,000	—	—
NorthWestern Energy LLC Debt -
First Mortgage Bonds, 7.30%, 8.25%, 8.95 and 7.00%	157,197	—	—	155,386
Pollution Control Obligations, 6.125% and 5.90%	170,205	—	—	—
Secured Medium Term Notes, 7.25% and 7.23%-	28,000	—	15,000	—
Unsecured Medium Term Notes, 7.07%, 7.96 and 7.875%	40,000	—	—	15,000
Natural Gas Transition Bonds, 6.20%	52,244	3,926	4,364	13,508
8.45% mandatorily redeemable preferred securities of subsidiary trust	65,000	—	—	—
Discount on Bonds	(3,390)	—	—	—
Nonrecourse Debt:
Montana Megawatts facility, LIBOR+1.50%(1)(2)	54,545	54,545	—	—
CornerStone facility(3)	17,700	17,700	—	—
Expanets facility(4)	75,801	75,801	—	—
Other debt, various	28,240	302	869	27,061
Capital and Operating Leases:
Capital leases	15,839	6,835	4,146	5,539
Future minimum operating lease payments	341,952	43,521	48,483	119,441
Mandatorily Redeemable Preferred Securities of Subsidiary Trusts:
8.125% mandatorily redeemable preferred securities of subsidiary trust	32,500	—	—	—
7.20% mandatorily redeemable preferred securities of subsidiary trust	55,000	—	—	—
8 1/4% mandatorily redeemable preferred securities of subsidiary trust	106,750	—	—	—
8.10% mandatorily redeemable preferred securities of subsidiary trust	111,000	—	—	—

Total(5)	$2,464,080	$357,630	$72,862	$395,935

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

(5)
In addition, as of June 30, 2002, NorthWestern had no indebtedness outstanding and letters of credit totaling $11.7 million outstanding under its $280.0 million revolving credit facility. At September 9, 2002, we had $68.0 million of indebtedness outstanding and letters of credit totaling $19.6 million outstanding under our $280.0 million revolving credit facility.

        Since we have accounted for CornerStone as a discontinued operation, the above table does not include $410.0 million of 7.33%, 7.53%, 8.08%, 8.27% and 10.26% senior secured notes of CornerStone and $18.4 million of notes payable and capital lease obligations of CornerStone, which are non-recourse to us, all of which was outstanding at June 30, 2002. $41.8 million of CornerStone's senior secured notes mature in 2003 and $152.2 million of CornerStone's senior secured notes mature in 2004 through 2006. On August 5, 2002, CornerStone announced that it had elected not to make an interest payment aggregating approximately $5.6 million on three classes of its senior secured notes, which was due on July 31, 2002, and was continuing to review financial restructuring and strategic options, including the potential commencement of a Chapter 11 case under the United States Bankruptcy Code. For additional information relating to CornerStone, see "Business—Unregulated Businesses—Discontinued Propane Operations—CornerStone—Recent Developments" included in Item 1 hereof and our Current Reports on Form 8-K, filed with the SEC on January 22, 2002, April 15, 2002, August 2, 2002 and August 8, 2002.

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

        The Floating Rate Notes are notes we issued in a private placement in September 2000, which mature on September 23, 2002. The effective interest rate on the notes for the six months ended June 30, 2002 was 3.95% with a rate at June 30, 2002 of 3.92%. The effective interest rate on the notes for 2001 was 5.2% with a rate at December 31, 2001 of 2.65%.

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

        We were in compliance with all ratios for the quarters ended March 31 and June 30, 2002. As of June 30, 2002, our net worth was $776.4 million, our funded debt-to-capital ratio was 68.5% and our ratio of utility business EBITDA to consolidated recourse interest expense was 2.52 to 1.00.

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

        The CornerStone guarantee relates to CornerStone's $50 million credit facility. At June 30, 2002, $17.7 million was outstanding under CornerStone's credit facility. The credit facility bears interest at a variable rate tied to a certain Eurodollar index or prime rate plus a variable margin, which depends upon CornerStone's ratio of consolidated debt to consolidated cash flow. The effective rate on the CornerStone credit facility at June 30, 2002 was 5.75%. As part of this facility, we agreed to provide a guaranty for the entire $50.0 million. In consideration for providing this guarantee, CornerStone's independent Audit Committee and Board of Directors approved a cash payment to us of $2.3 million and granted us 487,179 warrants to purchase common units at $.10 per unit. All of the commitment fee has been accrued, but remains unpaid at June 30, 2002. CornerStone was projected to not be in compliance with certain covenants under this facility and on January 18, 2002 received an amendment to the credit agreement relaxing certain financial maintenance covenants and requiring CornerStone to eliminate any quarterly distributions to common unitholders for the remaining term of the facility. On August 20, 2002, NorthWestern purchased the lenders' interest in approximately $19.9 million of short-term debt, together with approximately $6.1 million in letters of credit, of CornerStone outstanding under Cornerstone's credit facility, which NorthWestern had previously guaranteed. CornerStone may not make further drawings under this facility.

        On August 5, 2002, CornerStone announced that it had elected not to make an interest payment aggregating approximately $5.6 million on three classes of its senior secured notes, which was due on July 31, 2002, and was continuing to review financial restructuring and strategic options, including the potential commencement of a Chapter 11 case under the United States Bankruptcy Code. We will continue to evaluate CornerStone's financial restructuring and the impact upon creditors of CornerStone, including us, and we expect to reflect any resulting financial implication in our third quarter 2002 results. For additional information relating to CornerStone, see "Business—Unregulated Businesses—Discontinued Propane Operations—CornerStone—Recent Developments" included in Item 1 hereof and our Current Reports on Form 8-K, filed with the SEC on January 22, 2002, April 15, 2002, August 2, 2002 and August 8, 2002.

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

In addition, on August 20, 2002 NorthWestern purchased the lenders' interest in approximately $19.9 million of short-term debt, together with approximately $6.1 million in letters of credit, of CornerStone outstanding under CornerStone's credit facility, a portion of which was outstanding on June 30, 2002 and which NorthWestern had previously guaranteed. No further drawings may be made under this facility.

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

        We will continue to review the economics of extending the maturity dates or refinancing short-term debt and retiring or refunding remaining long-term debt and preferred stock to provide financial flexibility and minimize long-term financing costs. We may continue to make investments in Blue Dot and Expanets. We have made $363.6 million in aggregate preferred stock investments in Expanets and $367.3 million in aggregate preferred stock investments in Blue Dot through June 30, 2002. Additionally, we advanced $51.4 million in credit to Expanets during 2001, which along with other intercompany balances, was outstanding as of June 30, 2002. The loan bears interest at 17% per annum and repayment is anticipated in 2002. Pursuant to our growth strategy, we have evaluated, and expect to continue to evaluate, possible acquisitions in related and other industries on an ongoing basis and at any given time may be engaged in discussion or negotiations with respect to possible acquisitions. Some of these acquisitions may be significant and might require us to raise additional equity and/or incur debt financings, which are subject to certain risks and uncertainties. See "Risk Factors—Our growth strategy is subject to risks and uncertainties, including those related to the integration of acquired businesses."

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
	At June 30, 2002
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

	Six months ended June 30, 2002
	HVAC (Blue Dot)	(in thousands) Communications (Expanets)		Total
Income (loss) before minority interests	$(988)	$(5,137	)(1)	$(6,125)
Preferred dividends	(18,898)	(21,444)		(40,342)
Management fees	(2,055)	(2,100)		(4,155)

Net income (loss) available to common equity holders	$(21,941)	$(28,681)		$(50,622)

Income (loss) allocation to shareholders:
NorthWestern	$(10,079)	$(17,529)		$(27,608)
Minority interests	(11,862)	(11,152)		(23,014)

Total	$(21,941)	$(28,681)		$(50,622)

(1)
Expanets' loss before minority interests includes $3.8 million of after tax interest expense on amounts due to NorthWestern.

	Six months ended June 30, 2001
	HVAC (Blue Dot)	(in thousands) Communications (Expanets)	Total
Income (loss) before minority interests	$(2,199)	$(51,675) (2)	$(53,874)
Preferred dividends	(12,517)	(15,662)	(28,179)
Management fees	(1,523)	(4,245)	(5,768)

Net income (loss) available to common equity holders	$(16,239)	$(71,582)	$(87,821)

Income (loss) allocation to shareholders:
NorthWestern	$(12,045)	$(83)	$(12,128)
Minority interests	(4,194)	(71,499)	(75,693)

Total	$(16,239)	$(71,582)	$(87,821)

(2)
Expanets' loss before minority interests includes $1.8 million of after tax interest expense on amounts due to NorthWestern.

        Preferred dividends for the six months ended June 30, 2002 of $21.4 and $18.8 million for Expanets and Blue Dot, respectively, represent increases of $5.8 million and $6.4 million, respectively, which reflect increased investments by NorthWestern in the preferred stock of each entity. Corporate allocations for the six months ended June 30, 2002 of $2.1 and $2.1 million for Expanets and Blue Dot, respectively, represent a decrease of $2.1 million for Expanets and an increase of $0.5 million for Blue Dot. The decrease at Expanets is due to reduced services provided by NorthWestern related to the non-recurring transition and integration expenses related to the acquisition of the Lucent GEM assets. The increase at Blue Dot is due to continued increased involvement and corporate services provided by NorthWestern.

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

        As of June 30, 2002, our common stock basis in Expanets and Blue Dot was zero as a result of losses applicable to common stock of those entities that was allocated to us based on our common stock ownership. As of June 30, 2002, our preferred stock basis in Expanets and Blue Dot was $346.6 million and $320.2 million, respectively. In addition, we also loaned $51.4 million to Expanets for general operating purposes during 2001, which was outstanding at June 30, 2002, which we anticipate is likely to be repaid in 2002. We had an intercompany advance to Expanets totaling $113.4 million as of June 30, 2002, which we anticipate is likely to be repaid in 2003. We also had an intercompany advance to Blue Dot totaling $22.8 million as of June 30, 2002, which we anticipate is likely to be repaid in 2003.

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

        Many of our acquisitions at Expanets and Blue Dot have involved the issuance of common stock in those subsidiaries to the sellers of the acquired businesses. Our investments in Expanets and Blue Dot are principally in the form of senior preferred stock with voting control and a liquidation preference over the common stock held by third parties. We are required to consolidate the financial results of Expanets and Blue Dot because of our voting control. The common stock issued to third parties in connection with acquisitions creates minority interests which are junior to our preferred stock interests and against which operating losses have been allocated. As of June 30, 2002, however, no remaining minority interest basis existed against which to allocate losses. Accordingly, if such subsidiaries incur operating losses in the future, unless additional minority interests are issued as a result of new acquisitions, our share of any such losses will be recognized in our operating results. See note 2 to our quarterly consolidated financial statements included elsewhere herein.

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

        Expanets is subject to risks associated with its continuing integration of the significant acquisition of the GEM division of Lucent Technologies, Inc. and other acquired businesses into its operations. These risks include reliance upon transition services agreements entered into with the sellers of such businesses, substantial investments in corporate infrastructure systems to enable Expanets to terminate such transition services agreements and the integration of these systems into our existing operations, the successful integration of the much larger GEM business with the existing Expanets business and the successful transition of the historical GEM sales from voice equipment to relatively higher margin integrated voice and data services solutions despite weakness in the communications and data sectors generally. In particular, Expanets has undertaken a restructuring of its sales force for future growth initiatives, migration of the business to a common information technology platform and the elimination of costly transition expenses. Expanets has spent significant amounts integrating the GEM business to date. Although Expanets believes that the integration is substantially complete, we cannot assure that Expanets will not be required to incur additional costs in completing this integration. See "Business—Unregulated Businesses—Communications, Network Services and Data Solutions—Expanets" included in Item 1. hereof. To the extent Expanets incurs significant additional costs associated with the integration of the GEM business into its business, Expanets' operations and financial condition could be adversely affected.

We may not be able to fully recover transition costs, which could adversely affect our net income and financial condition.

        Montana law requires that the Montana Public Service Commission, or the MPSC, determine the value of net unmitigable transition costs associated with the transformation of the former Montana Power utility business from a vertically integrated electric service company to a utility providing only default supply and transmission and distribution services. The MPSC is also obligated to set a competitive transition charge to be included in distribution rates to collect those net transition costs. The majority of these transition costs relate to out-of-market power purchase contracts, which run through 2032, that the former owner of NorthWestern Energy LLC was required to enter into with certain "qualifying facilities" as established under the Public Utility Regulatory Policies Act of 1978. The former owner of NorthWestern Energy LLC estimated the pre-tax net present value of its transition costs over the approximate 30 year period to be approximately $304.7 million in a filing with the MPSC on October 29, 2001.

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

        In addition, the U.S. Environmental Protection Agency, or the EPA, listed the Milltown Reservoir, which sits behind a hydroelectric dam owned by NorthWestern Energy LLC, on its Superfund National Priority List in 1983 as a result of the collection of toxic heavy metals in the silts. The Atlantic Richfield Company, or ARCO, as successor to the Anaconda Company, has been named as the party with responsibility for completing the remedial investigation and feasibility studies and conducting site cleanup, under the EPA's direction. The former owner of NorthWestern Energy LLC did not undertake any direct responsibility in that regard, in light of a special statutory exemption from liability under CERCLA in relation to the Milltown Dam. By virtue of its acquisition of The Montana Power Company's utility business and the dam, NorthWestern Energy LLC succeeded to similar protection under this statutory exception. ARCO has argued that the former owner of NorthWestern Energy LLC should be considered a Potentially Responsible Party, or PRP, and has threatened to challenge its exempt status. ARCO and the former owner of NorthWestern Energy LLC entered into a settlement agreement to limit the former owner's and now NorthWestern Energy LLC's potential liability, costs and ongoing operating expenditures, provided that the EPA selects a remedy that leaves the dam and sediments in place in its final Record of Decision. The final Record of Decision is not expected to be issued until late 2002 or early 2003. Depending on the outcome of that decision, we may be required to defend our exempt position. We cannot assure you that we will not incur costs or liabilities associated with the Milltown Dam site in the future, some of which could be significant. We have established a reserve of approximately $20.0 million at June 30, 2002, primarily for liabilities related to the Milltown Dam and other environmental liabilities. To the extent we incur liabilities greater than our reserve, our financial condition and results of operations could be adversely affected. See "Business—Environmental" included in Item 1 hereof.

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

        In response to the occurrence of several recent events, including the September 11, 2001 terrorist attack on the United States, the ongoing war against terrorism by the United States and the bankruptcy of several large energy and telecommunications companies, the financial markets have been disrupted in general and the availability and cost of capital for our business and that of our competitors has been adversely affected. In addition, the credit rating agencies have initiated a thorough review of the capital structure and earnings power of certain energy companies. These events could constrain the capital available to our industry and could adversely affect our access to funding for our operations, including the funding necessary to refinance our indebtedness that is scheduled to come due in 2002 and 2003. See "We will need significant additional capital to refinance our indebtedness that is scheduled to mature and for other working capital purposes, which we may not be able to obtain." The achievement of our growth targets is dependent, at least in part, upon our ability to access capital at rates and on terms we determine to be acceptable. If our ability to access capital becomes significantly constrained, our financial condition and future results of operations could be significantly adversely affected.

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

        S&P, Moody's and Fitch rate our senior, unsecured debt at "BBB" with a negative outlook, "Baa2" with a negative outlook and "BBB+," respectively. On September 3, 2002, S&P placed our ratings on rating watch negative to reflect NorthWestern's plan for issuing equity and continued weakness in our unregulated businesses. On August 1, 2002, Moody's placed our ratings under review for possible downgrade and Fitch placed our ratings on rating watch negative following the announcement that CornerStone had exercised a five business day grace period with respect to interest payments on three classes of its outstanding senior secured notes. Credit ratings are dependent on a number of quantitative and qualitative factors. Moody's has stated that even though the acquisition of NorthWestern Energy LLC will benefit NorthWestern by increasing cash flow from more stable regulated operations, the reason for the negative outlook in its rating was primarily due to the combined effects of a general weakening of our credit profile over the past year and Moody's expectations for a significant increase in our debt leverage and correspondingly weaker cash flow coverage ratios in the near-term as a result of our acquisition of NorthWestern Energy LLC. Although we are not aware of any current plans of S&P, Moody's or Fitch to further lower their respective ratings on our debt, we cannot assure you that our credit ratings will not be downgraded if we do not reduce our leverage. Although none of our debt instruments contain acceleration and repayment provisions in the event of a downgrade in our debt ratings by S&P, Moody's or Fitch, if such a downgrade were to occur, particularly below investment grade, our ability to access the capital markets and utilize trade credit may be adversely affected and our borrowing costs would increase which would adversely impact our results and condition. In addition, we would likely be required to pay a higher interest rate in future financings and our potential pool of investors and funding sources could decrease.

A downgrade in our credit rating could limit our ability to pay dividends or acquire shares of our capital stock.

        If our credit rating by Standard & Poor's falls below BBB- or our credit rating by Moody's falls below Baa3, we will not be able to:

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

        We have a significant amount of indebtedness outstanding as a result of our acquisition of NorthWestern Energy LLC. We had total consolidated indebtedness of approximately $1.7 billion outstanding as of June 30, 2002.

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

We could enter into acquisitions, changes of control, refinancings or other recapitalizations or highly leveraged transactions that could adversely affect the trading price and our ability to repay our obligations on our indebtedness.

        The indentures governing our obligations do not prevent us from entering into acquisitions, changes of control, refinancings or other recapitalizations or highly leveraged transactions. These transactions could increase the amount of our outstanding indebtedness or otherwise affect our capital structure or credit quality and could result in the acceleration of the indebtedness outstanding under our credit facility. If we enter into acquisitions, changes of control, refinancings or other recapitalizations or highly leveraged transactions, the trading price of our debt or equity securities and our ability to repay our obligations could be adversely affected.

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

        We used the net proceeds from the issuance and sale of the $720 million of our notes to refinance the term loan portion of our acquisition credit facility. In addition, we intend to raise approximately $150.0 million to $200.0 million in additional equity in 2002, through one or more public offerings and/or private placements, and use the proceeds to retire debt and for other corporate purposes, including funding new corporate investment and acquisition and growth ventures. We may also consider applying a portion of our free cash flow and/or the net proceeds from sales of non-core assets to further reduce our debt. We may also issue additional other debt or equity during the year for these purposes. Our ability to obtain additional financing will be dependent on a number of factors, including those discussed in "Risk Factors—We have substantial indebtedness, which could adversely affect our financial condition." See also "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Our operating results may fluctuate on a seasonal and quarterly basis.

        Our electric and gas utility business and, to a lesser extent, Blue Dot's HVAC business are seasonal businesses and weather patterns can have a material impact on their operating performance. Because natural gas is heavily used for residential and commercial heating, the demand for this product depends heavily upon weather patterns throughout our market areas and a significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Demand for electricity is often greater in the summer and winter months associated with cooling and heating. Similarly, Blue Dot's business is subject to seasonal variations in certain areas of its service lines, with demand for residential HVAC services generally higher in the second and third quarters. Accordingly, our operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer. In the event that we experience that unusually mild winters or summers in the future, our results of operations and financial condition could be adversely affected.

Changes in commodity prices may increase our cost of producing and distributing electricity and distributing natural gas or decrease the amount we receive from selling electricity and natural gas, adversely affecting our financial performance and condition.

        To the extent not covered by long-term fixed price purchase contracts, we are exposed to changes in the price and availability of coal because most of our generating capacity is coal-fired. Changes in the cost of coal and changes in the relationship between those costs and the market prices of power may affect our financial results. In addition, natural gas is a commodity; the market price of which can be subject to volatile changes in response to changes in the world crude oil market, refinery operations, supply or other market conditions. Because the rates at which we sell electricity and natural gas are set by state regulatory authorities, we may not be able to immediately pass on to our retail customers rapid increases in the wholesale cost of coal and natural gas, which could reduce our profitability.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        On one or more occasions, we may make statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included or incorporated by reference in this Form 10-Q, including, without limitation, the statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and located elsewhere in this Form 10-Q or incorporated by reference herein relating to expectations of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

        In addition to other factors and matters discussed elsewhere in our quarterly, annual and current reports that we file with the SEC, and which are incorporated by reference into this Form 10-Q, some important factors that could cause actual results or outcomes for us to differ materially from those discussed in forward-looking statements include, the adverse impact of weather conditions and seasonal fluctuations; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; developments in the federal and state regulatory environment and the terms associated with obtaining regulatory approvals and rate orders; costs associated with environmental liabilities and compliance with environmental laws; the rate of growth and economic conditions in our service territories and those of our subsidiaries; the speed and degree to which competition enters the industries and markets in which our businesses operate; the timing and extent of changes in interest rates and fluctuations in energy-related commodity prices; risks associated with acquisitions, transition and integration of acquired companies, including NorthWestern Energy LLC and the GEM division of Lucent Technologies, Inc., and the implementation of information systems and realization of efficiencies in excess of any related restructuring charges; lack of minority interest basis, which would require us to recognize an increased share of operating losses at certain of our subsidiaries; our ability to recover transition costs; disallowance by the MPSC of the recovery of the costs incurred in entering into our default supply portfolio contracts while we are required to act as the "default supplier;" disruptions and adverse effects in the capital market due to the changing economic environment; our credit ratings with S&P, Moody's and Fitch; potential delays in financings or SEC filings because we changed auditors; our substantial indebtedness, which could limit our operating flexibility or ability to borrow additional funds; our ability to obtain additional capital to refinance our indebtedness that is scheduled to mature and for working capital purposes; changes in customer usage patterns and preferences; possible future actions and developments at CornerStone; and changing conditions in the economy and capital markets and other factors identified from time to time in our filings with the SEC.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    Exhibit 10.1—Amendment No. 2 to Credit Agreement, dated as of August 13, 2002, among NorthWestern Corporation, the several banks and other financial institutions from time to time a party thereto and Credit Suisse First Boston, as administrative agent (filed as Exhibit 10.1 to NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-692).

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

  We filed a Current Report on Form 8-K with the SEC on May 22, 2002 to file as exhibits (a) letter from Arthur Andersen LLP to the SEC dated May 22, 2002; (b) press release of the Company dated May 16, 2002; and (c) press release of the Company dated May 17, 2002. The Company filed under Item 4 Changes in Registrant's Certifying Accountants that it had dismissed Arthur Andersen LLP as its independent accountants on May 16, 2002. The Company further announced the engagement of Deloitte & Touche LLP as its new independent accountants as of May 16, 2002. On May 16, 2002 the Company issued a press release confirming its full-year 2002 earnings estimates, advising that it has no knowledge of any reason for the recent unusual trading activity of its stock, and reporting that it has filed its From 10-Q for the quarter ended March 31, 2002. On May 17, 2002, the Company issued a press release reaffirming 2002 performance and annualized free cash flow targets, announcing the selection of Deloitte & Touche LLP as its new independent accountants for 2002, and notifying the investment community of the Company's investor webcast held the same day.

  We filed a Current Report on Form 8-K with the SEC on August 2, 2002 to file as an exhibit a July 31, 2002 press release announcing that the we were reviewing CornerStone Propane Partners, L.P.'s announcement that it elected to delay making an interest payment on its debt and is continuing to review financial restructuring and strategic opportunities. In addition, we reaffirmed our full-year earnings target of $2.30 to $2.55 per share from continuing operations.

  We filed a Current Report on Form 8-K with the SEC on August 8, 2002 to file as an exhibit a press release discussing second quarter 2002 results.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWESTERN CORPORATION (Registrant)
Date: September 20, 2002	/s/ KIPP D. ORME Vice President—Finance Chief Financial Officer

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

QuickLinks

EXPLANATORY NOTE
INDEX
PART 1. FINANCIAL INFORMATION
NORTHWESTERN CORPORATION CONSOLIDATED BALANCE SHEETS (Unaudited)
NORTHWESTERN CORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (In Thousands, Except Per Share Amounts)
NORTHWESTERN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Reference is made to Notes to Financial Statements included in the Company's Annual Report)
Income Statement Consolidating Schedule Three Months Ended June 30, 2002 (in thousands)
Income Statement Consolidating Schedule Six Months Ended June 30, 2002 (in thousands)
Balance Sheet Consolidating Schedules June 30, 2002 (in thousands)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
SIGNATURES