Form 10-Q
period 2002-09-30
NORTHWESTERN CORP
filed 2002-11-15
CIK 73088

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
or
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

Common Stock, Par Value $1.75
37,396,762 shares outstanding at November 11, 2002

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWESTERN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands)

	September 30, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$75,214	$37,158
Accounts receivable, net	359,002	260,486
Inventories	85,791	79,719
Other	81,023	69,486
Current assets of discontinued operations	86,846	181,697

Total current assets	687,876	628,546

Property, Plant, and Equipment, Net	1,798,334	496,241
Goodwill and Other Intangible Assets, Net	656,554	640,590
Other:
Investments	83,257	62,959
Regulatory assets	94,125	20,415
Deferred tax asset	20,570	17,374
Other	82,461	73,413
Noncurrent assets of discontinued operations	643,177	695,197

Total assets	$4,066,354	$2,634,735

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$25,364	$155,000
Current maturities of long-term debt of subsidiaries—nonrecourse	6,133	22,817
Short-term debt of subsidiaries-nonrecourse	67,589	178,628
Accounts payable	80,427	122,266
Accrued expenses	415,750	216,345
Current liabilities of discontinued operations	598,595	230,070

Total current liabilities	1,193,858	925,126

Long-term Debt	1,609,119	373,350
Long-term Debt of Subsidiaries—nonrecourse	56,670	37,999
Other Noncurrent Liabilities	387,947	75,040
Noncurrent Liabilities and Minority Interests of Discontinued Operations	139,239	605,325

Total liabilities	3,386,833	2,016,840

Minority Interests	10,333	30,067

Preferred Stock, Preference Stock, and Preferred Securities:
Preferred stock—4 1/2% series	—	2,600
Redeemable preferred stock—6 1/2% series	—	1,150
Preference stock	—	—
Corporation obligated mandatorily redeemable preferred securities of subsidiary trusts	370,250	187,500

Total preferred stock, preference stock and preferred securities	370,250	191,250

Shareholders' Equity:
Common stock, par value $1.75; authorized 50,000,000 shares; issued and outstanding 27,396,762	47,942	47,942
Paid-in capital	240,936	240,797
Treasury stock, at cost	(3,451)	(3,681)
Retained earnings	9,650	112,307
Accumulated other comprehensive income (loss)	3,861	(787)

Total shareholders' equity	298,938	396,578

Total liabilities and shareholders' equity	$4,066,354	$2,634,735

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
OPERATING REVENUES	$509,300	$398,705	$1,505,065	$1,353,143
COST OF SALES	260,696	233,108	792,127	843,564

GROSS MARGIN	248,604	165,597	712,938	509,579

OPERATING EXPENSES
Selling, general and administrative	170,950	156,153	491,931	499,694
Depreciation	24,124	10,350	70,083	29,077
Amortization of intangibles	7,981	11,228	21,911	33,279

	203,055	177,731	583,925	562,050

OPERATING INCOME (LOSS)	45,549	(12,134)	129,013	(52,471)
Interest Expense, Net	(34,715)	(11,597)	(87,464)	(35,679)
Investment Income and Other	982	1,274	(821)	4,127

Income (Loss) Before Income Taxes and Minority Interests	11,816	(22,457)	40,728	(84,023)
Benefit (Provision) for Income Taxes	2,804	1,222	(4,273)	13,115

Income (Loss) Before Minority Interests	14,620	(21,235)	36,455	(70,908)
Minority Interests in Net Loss of Consolidated Subsidiaries	—	35,305	23,014	110,998

Income from Continuing Operations	14,620	14,070	59,469	40,090
Discontinued Operations, Net of Taxes and Minority Interests	(55,937)	(3,798)	(101,023)	(649)

Income (Loss) before Extraordinary Item	(41,317)	10,272	(41,554)	39,441
Extraordinary Item, Net of Tax of $7,241	—	—	(13,447)	—

Net Income (Loss)	(41,317)	10,272	(55,001)	39,441
Minority Interests on Preferred Securities of Subsidiary Trusts	(7,474)	(1,650)	(21,173)	(4,950)
Dividends and Redemption Premium on Preferred Stock	(295)	(48)	(391)	(144)

Earnings (Loss) on Common Stock	$(49,086)	$8,574	$(76,565)	$34,347

Average Common Shares Outstanding	27,397	23,706	27,397	23,604
Earnings (Loss) per Average Common Share:
Continuing operations	$0.25	$0.52	$1.38	$1.48
Discontinued operations	(2.04)	(0.16)	(3.69)	(0.03)
Extraordinary item	—	—	(0.49)	—

Basic	$(1.79)	$0.36	$(2.80)	$1.45

Continuing operations	$0.25	$0.52	$1.38	$1.47
Discontinued operations	(2.04)	(0.16)	(3.69)	(0.03)
Extraordinary item	—	—	(0.49)	—

Diluted	$(1.79)	$0.36	$(2.80)	$1.44

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30
	2002	2001
Operating Activities:
Net Income (Loss)	$(55,001)	$39,441
Items not affecting cash:
Depreciation	70,083	29,077
Amortization of intangibles	21,911	33,279
Loss on discontinued operations	101,023	649
Extraordinary item, net of taxes	13,447	—
Deferred income taxes	(8,972)	(458)
Minority interests in net losses of consolidated subsidiaries	(23,014)	(110,998)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(14,154)	15,176
Inventories	11,212	10,772
Other current assets	17,072	(11,763)
Accounts payable	(65,616)	47,588
Accrued expenses	26,483	27,516
Change in noncurrent assets	16,998	21,525
Change in noncurrent liabilities	(13,979)	3,801
Other, net	11,958	360

Cash flows provided by continuing operations	109,451	105,965
Change in net assets of discontinued operations	(51,713)	(1,322)

Cash flows provided by operating activities	57,738	104,643

Investment Activities:
Property, plant and equipment additions	(40,580)	(33,109)
Proceeds from sale of assets	22,482	—
Sale (purchase) of noncurrent investments and assets, net	(728)	(5,422)
Acquisitions and growth expenditures, net of cash received	(585,414)	(56,639)

Cash flows used in investing activities	(604,240)	(95,170)

Financing Activities:
Dividends on common and preferred stock	(26,206)	(21,213)
Minority interest on preferred securities of subsidiary trusts	(21,173)	(4,950)
Redemption of preferred stock	(3,750)	—
Issuance of long-term debt	719,118	—
Issuance of preferred securities of subsidiary trusts	117,750	—
Repayment of long-term debt	(158,687)	(5,000)
Line of credit (repayments) borrowings, net	99,000	91,700
Financing costs	(35,266)	—
Subsidiary repurchase of minority interests	(16,499] )	(16,524)
Line of credit repayments of subsidiaries, net	(12,863)	(15,794)
Issuance of nonrecourse subsidiary debt	20,179	—
Repayment of nonrecourse subsidiary debt	(121,943)	(15,020)
Proceeds from termination of hedge	24,898	—
Cash flows provided by financing activities	584,558	13,199
Increase in Cash and Cash Equivalents	38,056	22,672
Cash and Cash Equivalents, beginning of period	37,158	43,385
Cash and Cash Equivalents, end of period	$75,214	$66,057
Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income Taxes	$(16,325)	$7,186
Interest	63,965	41,580
Non-cash transactions:
Debt assumed in acquisitions	$511,104	$—
Assets acquired in exchange for current liabilities and debt	463	21,215
Interest capitalized for internally developed software	1,148	—
Discount on subordinated note	2,230	—
Subsidiary stock issued for acquisitions or debt repayment	8,166	6,815
Exchange of warrants for common stock	—	6,795
Current liabilities exchanged for short term debt	—	114,637
Issuance of restricted stock	—	760

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

(2)  Nature of Operations, Basis of Consolidation and Minority Interests

        The Corporation is a service and solutions company providing integrated energy, communications, air conditioning, heating, ventilation, plumbing and related services and solutions to residential and business customers throughout North America. A division of the Corporation (NorthWestern Energy) is engaged in the regulated energy business of production, purchase, transmission, distribution and sale of electricity and the purchase and delivery of natural gas to customers located in the upper Midwest region of the United States. The Corporation has investments in Expanets, Inc. ("Expanets"), a leading provider of networked communications and data services and solutions to medium-sized businesses nationwide; Blue Dot Services, Inc. ("Blue Dot"), a national provider of air conditioning, heating, plumbing and related services ("HVAC"); and CornerStone Propane Partners, L.P. ("CornerStone"), a publicly traded Delaware master limited partnership, formed to engage in the retail propane and wholesale energy-related commodities distribution business throughout North America.

        The accompanying consolidated financial statements include the accounts of the Corporation and all wholly and majority-owned or controlled subsidiaries. The financial position and results of operations of Expanets, Blue Dot, and CornerStone are included in the accompanying consolidated financial statements, and therefore included in references to "subsidiaries," by virtue of the voting and control rights. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. The operations of CornerStone and the Corporation's interest in CornerStone have been reflected in the consolidated financial statements as Discontinued Operations (see Note 4, Discontinued Operations, for further discussion).

        Many of the Corporation's acquisitions at Expanets and Blue Dot have involved the issuance of common and junior preferred stock in those subsidiaries to the sellers of the acquired businesses. The Corporation's investments in Expanets and Blue Dot are principally in the form of senior preferred stock with voting control and a liquidation preference over the common and junior preferred stock. We are required to consolidate the financial results of Expanets and Blue Dot because of our voting control. The capital stock issued to third parties in connection with acquisitions may create minority interests which are junior to our preferred stock interests and against which certain operating losses have been allocated and potentially may be allocated in the future.

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

        Losses allocated to Minority Interests were $23.0 million and $111.0 million for the nine months ended September 30, 2002 and 2001, respectively. No losses were allocated to Minority Interests in the third quarter. Minority Interests balances were $10.3 million at September 30, 2002 and $30.1 million at December 31, 2001. The Corporation will recognize future losses of the subsidiaries to the extent these losses exceed the Minority Interest balance after any effects of exchange agreements. Accordingly, based on the capital structures of Expanets and Blue Dot at September 30, 2002, it is anticipated that all losses at Expanets and Blue Dot will be allocated to the Corporation. Also, see Note 3, Acquisitions, for further discussions related to the Blue Dot acquisitions.

(3)  Acquisitions

        On February 15, 2002, the Corporation completed the asset acquisition of The Montana Power Company's energy distribution and transmission business for $602.0 million in cash and the assumption of $488.0 million in existing Montana Power Company debt and mandatorily redeemable preferred securities of subsidiary trusts (net of cash received). As a result of the acquisition, the Corporation is now a provider of natural gas and electricity to approximately 590,000 customers in Montana, South Dakota and Nebraska and has the capacity to provide service to wider regions of the country. For accounting convenience, due to the burden of a mid-month closing, both parties agreed to an effective date for the sale of January 31, 2002.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of February 1, 2002. The Corporation has retained a third-party to perform valuations of certain tangible assets, intangible assets and liabilities; thus, the allocation of the purchase price is subject to refinement, generally within one year of the date of acquisition. Final allocations will separate between any goodwill, intangible assets subject to amortization and those that are not, useful lives and tax deductibility. The allocation of the purchase price to the assets acquired and the liabilities assumed was adjusted in the second quarter of 2002 based on preliminary appraisals of the assets acquired that the Corporation received. As of September 30, 2002, no portion of the purchase price was allocated to goodwill.

(in thousands)	February 1, 2002
Cash	$100,644
Other current assets	84,482
Property, plant and equipment	1,306,299
Other	135,377

Total assets acquired	$1,626,802

Current liabilities	$219,168
Long-term debt	427,711
Mandatorily redeemable preferred securities of subsidiary trusts	65,000
Other	336,283

Total liabilities assumed	1,048,162

Net assets acquired	$578,640

        The following unaudited pro forma results of consolidated operations for the nine months ended September 30, 2002, give effect as if the acquisition had occurred as of January 1, 2002 (in thousands except per share amounts):

Nine Months Ended September 30, 2002
Revenues	$1,569,028
Net Loss	$(49,781)
Diluted earnings per share	$(2.60)

        During the second and third quarters of 2002, Blue Dot completed five acquisitions. Consideration paid to the sellers in these acquisitions included cash consideration of $15.6 million and the issuance of Blue Dot common stock. The initial recording of the acquisitions consummated in the second quarter included a preliminary assigned value of $8.1 million to the common stock issued to the former owners which losses of Blue Dot have been allocated in the second quarter. For the third quarter acquisitions, no amounts have been recorded for the common stock issued to the former owners pending the completion of a valuation of the common stock issued. A third-party will be retained in the fourth quarter by Blue Dot to complete the valuations of the consideration given in the acquisitions and the purchase price allocations. Any adjustments related to these acquisitions will be recorded in the fourth quarter.

(4)
Discontinued Operations

        Through October 31, 2002, the Corporation owned an effective 30% interest in CornerStone through subordinated units, a 2% aggregate general partner interest, 379,438 common units and all outstanding warrants. On January 18, 2002, the board of directors of the general partner of CornerStone announced that it had retained Credit Suisse First Boston Corporation to review strategic options, including the possible sale or merger of CornerStone. Accordingly, the Corporation has adopted discontinued operations accounting for its CornerStone interests, and as such, the assets, liabilities and results of operations of CornerStone and those representing the Corporation's interests in CornerStone are presented as discontinued operations in the consolidated financial statements. On August 5, 2002, CornerStone announced that it had elected not to make an interest payment aggregating approximately $5.6 million on three classes of its senior secured notes, which was due on July 31, 2002, and was continuing to review financial restructuring and strategic options, including the potential commencement of a Chapter 11 case under the United States Bankruptcy Code. After this announcement, the New York Stock Exchange announced that it had suspended trading in CornerStone's publicly traded partnership units and would seek to delist the partnership units due to their low price and CornerStone's decision not to make the scheduled interest payments.

        During the first quarter of 2002, the Corporation recognized a loss from discontinued operations of $40.0 million, which was comprised of a write-down in its investment in CornerStone of $41.7 million and an offset of $1.7 million in respect of income, net of taxes and minority interests, from CornerStone. Subsequent losses of $5.1 million, net of taxes and minority interests, were recognized in the second quarter of 2002.

        On October 31, 2002, CornerStone's board of directors approved amendments to the partnership's agreements, and the Corporation contributed to CornerStone its economic interests in the partnership effective November 1, 2002 thereby relinquishing its remaining equity interest to the partnership. As a result of these actions, the Corporation will no longer be required to consolidate CornerStone for financial reporting purposes after November 1, 2002. In connection with the events occurring in the third quarter and the Corporation's evaluation of its financial exposure to CornerStone, the Corporation recorded an additional after-tax charge of $55.9 million for the third quarter of 2002. The after tax charge included additional write-down and reserves related to the Corporation's investments in and advances to CornerStone of $49.6 million.

        Summary financial information for CornerStone is as follows (in thousands):

	September 30, 2002	December 31, 2001
Accounts receivable, net	$19,043	$121,843
Other current assets	67,803	59,854

Current assets of discontinued operations	$86,846	$181,697

Property, plant and equipment, net	$301,342	$322,126
Goodwill and other intangibles, net	305,811	339,058
Other noncurrent assets	36,024	34,013

Noncurrent assets of discontinued operations	$643,177	$695,197

Accounts payable	$33,748	$142,578
Debt	447,272	—
Other current liabilities	117,575	87,492

Current liabilities of discontinued operations	$598,595	$230,070

Long-term debt	$—	$424,524
Minority interests	139,239	153,245
Other noncurrent liabilities	—	27,556

Noncurrent liabilities and minority interests of discontinued operations	$139,239	$605,325

Partners' capital of discontinued operations	$(7,811)	$41,449

	Three months ended
	September 30, 2002	December 31, 2001
Revenues	$57,310	$439,873
Loss before income taxes and minority interests	$(60,339)	$(19,893)
Loss from discontinued operations, net of income taxes and minority interests	$(55,937)	$(3,798)
	Nine months ended
	September 30, 2002	September 30, 2001
Revenues	$398,969	$2,013,710
Loss before income taxes and minority interests	$(75,060)	$(14,813)
Loss from discontinued operations, net of income taxes and minority interests	$(101,023)	$(649)

        The Corporation had provided a guaranty of CornerStone's $50.0 million credit facility. CornerStone breached its covenants under this facility and through an amendment executed January 18, 2002, the facility was continued but CornerStone's ability to pay minimum quarterly distributions to its common unit holders was suspended for the remaining term of the facility. On August 5, 2002, CornerStone announced that it had elected not to make an interest payment aggregating approximately $5.6 million on three classes of its senior secured notes, which was due on July 31, 2002, and was continuing to review financial restructuring and strategic options, including the potential commencement of a Chapter 11 case under the United States Bankruptcy Code. SYN, Inc., a majority owned subsidiary of the Corporation, extended a $9.0 million loan to CornerStone for immediate financing needs. On August 20, 2002, the Corporation purchased the lenders' interest in approximately $19.9 million of short-term debt, together with approximately $6.1 million in letters of credit, of CornerStone outstanding under CornerStone's credit facility, which the Corporation had previously guaranteed. No further drawings may be made under this facility. The financial exposures related to these events have been considered as of September 30, 2002, which resulted in the third quarter charge disclosed above.

        The foregoing summary financial information with respect to CornerStone is unaudited and is subject to year-end audit adjustments by CornerStone. CornerStone adopted Statement of Financial Accounting Standards No. 142 during its fiscal year ended June 30, 2002. As noted in CornerStone's Current Report on Form 8-K dated September 11, 2002, filed with the Securities and Exchange Commission on September 12, 2002, CornerStone's preliminary evaluation of the impact of its adoption of SFAS No. 142 indicates that CornerStone is likely to have a material write-off of its goodwill and intangibles during such period. A provision for loss on discontinued operations as of September 30, 2002 has been recorded based on management's best estimates as of September 30, 2002 of the amounts expected to be realized on the disposition of its investment in CornerStone. The amount the Corporation will ultimately realize could differ from the assumptions currently used in arriving at this anticipated loss.

(5)  Supplemental Guarantor Financial Information

        The $65 million of 8.45% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS) of Montana Power Capital I, which were assumed as part of the Montana Power acquisition, have been guaranteed by the Corporation. As guarantor, we provide an unconditional guarantee, on an unsecured junior subordinated basis, of payment on these securities. NorthWestern Energy LLC is in the process of transferring substantially all of its assets and liabilities to the Corporation, including all of the NorthWestern Energy LLC QUIPS obligations. Upon completion of these transfers, anticipated by the end of 2002, the Corporation will no longer be required to include the following information in the footnotes to its financial statements. The following presents condensed consolidating financial statements as of September 30, 2002 and for the quarters then ended.

Income Statement Consolidating Schedule
Three Months Ended September 30, 2002
(in thousands)

	Parent and Consolidated Subsidiaries	NorthWestern Energy LLC	Eliminations	Total
Operating Revenues	$354,769	$154,531	$—	$509,300
Cost of Sales	203,092	57,604	—	260,696

Gross Margin	151,677	96,927	—	248,604
Selling, general, & administrative	117,643	53,307	—	170,950
Depreciation	11,986	12,138	—	24,124
Amortization of intangibles	7,981	—	—	7,981

Operating income	14,067	31,482	—	45,549
Interest expense	(13,023)	(21,692)	—	(34,715)
Investment income and other	122	860	—	982

Income before taxes and minority interests	1,166	10,650	—	11,816
Benefit (provision) for taxes	6,380	(3,576)	—	2,804

Income before minority interests	7,546	7,074	—	14,620
Minority interests	—	—	—	—

Income from continuing operations	7,546	7,074	—	14,620
Discontinued operations, net of taxes and minority interests	(55,937)	—	—	(55,937)

Net income (loss)	(48,391)	7,074	—	(41,317)
Minority interest on preferred securities of subsidiary trusts	(6,099)	(1,375)	—	(7,474)
Dividends on cumulative preferred stock	(295)	—	—	(295)

Earnings (loss) on common stock	$(54,785)	$5,699	$—	$(49,086)

Income Statement Consolidating Schedule
Nine Months Ended September 30, 2002
(in thousands)

	Parent and Consolidated Subsidiaries	NorthWestern Energy LLC	Eliminations	Total
Operating Revenues	$1,102,505	$402,560	$—	$1,505,065
Cost of Sales	651,383	140,744	—	792,127

Gross Margin	451,122	261,816	—	712,938
Selling, general, & administrative	349,544	142,387	—	491,931
Depreciation	37,170	32,913	—	70,083
Amortization of intangibles	21,911	—	—	21,911

Operating income	42,497	86,516	—	129,013
Interest expense	(37,603)	(49,861)	—	(87,464)
Investment income and other	(2,803)	1,982	—	(821)

Income before taxes and minority interests	2,091	38,637	—	40,728
Benefit (provision) for taxes	9,417	(13,690)	—	(4,273)

Income before minority interests	11,508	24,947	—	36,455
Minority interests	23,014	—	—	23,014

Income from continuing operations	34,522	24,947	—	59,469
Discontinued operations, net of taxes and minority interests	(101,023)	—	—	(101,023)

Income (loss) on extraordinary item	(66,501)	24,947	—	(41,554)
Extraordinary item, net of tax $7,241	(13,447)	—	—	(13,447)

Net income (loss)	(79,948)	24,947	—	(55,001)
Minority interest on preferred securities of subsidiary trusts	(17,509)	(3,664)	—	(21,173)
Dividends on cumulative preferred stock	(391)	—	—	(391)

Earnings (loss) on common stock	$97,848)	$21,283	$—	$(76,565)

Balance Sheet Consolidating Schedules
September 30, 2002
(in thousands)

	Parent and Consolidated Subsidiaries	NorthWestern Energy LLC	Eliminations	Total
Assets
Cash	$44,960	$30,254	$—	$75,214
Accounts receivable, net	308,458	50,544	—	359,002
Accounts receivable, related	(40,797)	40,797	—	—
Inventories	65,915	19,876	—	85,791
Other	68,092	12,931	—	81,023
Current assets of discontinued operations	86,846	—	—	86,846

Total current assets	533,474	154,402	—	687,876

Property, plant and equipment, net	504,757	1,293,577	—	1,798,334
Goodwill and other intangibles assets, net	649,187	7,367	—	656,554
Other:
Investments	56,552	26,705	—	83,257
Investments, related	599,925	—	(599,925)	—
Other	90,447	106,709	—	197,156
Noncurrent assets of discontinued operations	643,177	—	—	643,177

Total assets	$3,077,519	$1,588,760	$(599,925)	$4,066,354

Liabilities and Shareholders' Equity
Current maturities of long-term debt	$6,431	$18,933	$—	$25,364
Current maturities of long-term debt, nonrecourse	6,133	—	—	6,133
Short-term debt, nonrecourse	67,589	—	—	67,589
Accounts payable	56,251	24,176	—	80,427
Accrued expenses	269,466	146,284	—	415,750
Current liabilities of discontinued operations	737,834	—	—	737,834

Total current liabilities	1,143,704	189,393	—	1,333,097

Long-term debt	1,185,523	423,596	—	1,609,119
Long-term debt of subsidiaries, nonrecourse	56,670	—	—	56,670
Other noncurrent liabilities	75,682	312,265	—	387,947
Noncurrent liabilities & minority interests of discontinued operations	—	—	—	—

Total liabilities	2,461,579	925,254	—	3,386,833

Minority interests	10,333	—	—	10,333
Preferred stock, 4 1/2% series	—	—	—	—
Redeemable preferred stock, 6 1/2% series	—	—	—	—
Corporation obligated mandatorily redeemable preferred securities of subsidiary trusts	305,250	65,000	—	370,250

	305,250	65,000	—	370,250

Shareholders' equity:
Common stock	47,942	—	—	47,942
Paid-in capital	240,936	—	—	240,936
Treasury stock	(3,451)	—	—	(3,451)
Retained earnings	9,650	599,925	(599,925)	9,650
Accumulated other comprehensive income (loss)	5,280	(1,419)	—	3,861

Total shareholders' equity	300,357	598,506	(599,925)	298,938

Total liabilities and shareholders' equity	$3,077,519	$1,588,760	$(599,925)	$4,066,354

Cash Flow Statement Consolidating Schedule
Nine Months Ended September 30, 2002
(in thousands)

	Parent and Consolidated Subsidiaries	NorthWestern Energy LLC	Eliminations	Total
Operating Activities
Net income (loss)	$(76,284)	$21,283	$—	$(55,001)
Items not affecting cash:
Depreciation and amortization	59,081	32,913	—	91,994
Loss on discontinued operations	101,023	—	—	101,023
Extraordinary item, net of taxes	13,447	—	—	13,447
Deferred income taxes	(22,244)	13,272	—	(8,972)
Minority interests in net losses of consolidated subsidiaries	(23,014)	—	—	(23,014)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(41,316)	27,162	—	(14,154)
Inventories	13,301	(2,089)	—	11,212
Other current assets	4,088	12,984	—	17,072
Accounts payable	(76,831)	11,215	—	(65,616)
Accrued expenses	64,323	(37,840)	—	26,483
Change in noncurrent assets and liabilities	13,125	(10,106)	—	3,019
Other, net	11,713	245	—	11,958
Change in net assets of discontinued operations	(51,713)	—	—	(51,713)

Cash flows provided by (used in) operating activities	(11,301)	69,039	—	57,738

Investment Activities:
Property, plant and equipment additions	(12,501)	(28,079)	—	(40,580)
Proceeds from sale of assets	22,482	—	—	22,482
Sale (purchase) of noncurrent investments and assets, net	(849)	121	—	(728)
Acquisitions and growth expenditures, net of cash received	(673,493)	88,079	—	(585,414)

Cash flows provided by (used in) investing activities	(664,361)	60,121	—	(604,240)

Financing Activities:
Dividends on common and preferred stock	(26,206)	—	—	(26,206)
Minority interest on preferred securities of subsidiary trusts	(17,054)	(4,119)	—	(21,173)
Advances from (to) related parties	91,394	(91,394)	—	—
Redemption of preferred stock	(3,750)	—	—	(3,750)
Issuance of long-term debt	719,118	—	—	719,118
Issuance of preferred securities of subsidiary trusts	117,750	—	—	117,750
Repayment of long-term debt	(155,294)	(3,393)	—	(158,687)
Line of credit (repayments) borrowings, net	99,000	—	—	99,000
Financing costs	(35,266)	—	—	(35,266)
Subsidiary repurchase of minority interests	(16,499)	—	—	(16,499)
Line of credit repayments of subsidiaries, net	(12,863)	—	—	(12,863)
Issuance (repayment) of subsidiary debt, net	(101,764)	—	—	(101,764)
Proceeds from termination of hedge	24,898	—	—	24,898

Cash flows provided by (used in) financing activities	683,464	(98,906)	—	584,558

Increase in Cash and Cash Equivalents	7,802	30,254	—	38,056
Cash and cash equivalents, beginning of period	37,158	—	—	37,158

Cash and cash equivalents, end of period	$44,960	$30,254	$—	$75,214

(6)  Extraordinary Item

        In March 2002, the Corporation retired the $720.0 million term loan, due February 2003, that was used for interim financing for the acquisition of The Montana Power Company's energy distribution and transmission business. The recognition of deferred financing costs related to the interim financing resulted in an extraordinary loss of $13.4 million, net of related income taxes of $7.2 million, or $(0.49) basic and diluted earnings per share. SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, with technical corrections," was issued in April 2002.

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

(7)  Sale-leaseback Transactions

        In May and June 2002, Blue Dot, under sale-leaseback agreements, sold certain vehicles with a net book value of $16.7 million for $22.2 million cash. The gross gain of $6.3 million is being amortized over the expected lease terms while the gross loss of $0.8 million was recognized during the period in which the sale occurred. At September 30, 2002, the unamortized portion of the deferred gain of $5.4 million, which will be amortized beyond one year was included in other noncurrent liabilities. In August and September 2002, Expanets, under sale-leaseback agreements, sold certain vehicles with a net book value of $0.3 million for $0.8 million cash. The gain of $0.5 million is being amortized over the expected lease terms. At September 30, 2002, the unamortized portion of the deferred gain which will be amortized beyond one year is included in other noncurrent liabilities.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net Income (Loss)	$(41,317)	$10,272	$(55,001)	$39,441
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments	944	(1,345)	1,334	(1,600)
Gain on termination of hedge	—	—	5,121	—
Amortization of hedge gain	(176)	—	(385)	—
Foreign currency translation	(52)	(45)	2	(45)
Additional minimum liability	(1,424)	—	(1,424)	—

Comprehensive Income (Loss)	$(42,025)	$8,882	$(50,353)	$37,796

(9)  Restructuring Reserve

        The Corporation recognized a restructuring charge of $24.9 million in the fourth quarter of 2001 relating to the Corporation's Operational Excellence Initiative, which is targeting selling, general and administrative cost reductions of approximately $150 million. The Board of Directors approved this initiative in November 2001. At December 31, 2001, $19.3 million remained as part of Accrued Expenses on the Consolidated Balance Sheet. The activity in the restructuring reserve was as follows for the nine months ended September 30, 2002:

	December 31, 2001	Payments	September 30, 2002
Employee termination benefits	$11,932	$(6,907)	$5,025
Facilities	4,745	(1,934)	2,811
Other	2,662	(2,662)	—

	$19,339	$(11,503)	$7,836

(10) Segment Information

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

	Three Months Ended September 30, 2002
	Total Parent Company
	Total Electric and Natural Gas	All Other	Total Parent Company	Communications	HVAC	Total
Operating Revenues	$182,430	$11,662	$194,092	$183,283	$131,925	$509,300
Cost of Sales	70,889	3,072	73,961	102,242	84,493	260,696

Gross Margin	111,541	8,590	120,131	81,041	47,432	248,604
Selling, general, & administrative	58,633	10,762	69,395	58,424	43,131	170,950
Depreciation	15,505	1,210	16,715	6,017	1,392	24,124
Amortization of intangibles	—	1	1	7,920	60	7,981

Operating income (loss)	37,403	(3,383)	34,020	8,680	2,849	45,549
Interest expense	(22,103)	(4,390)	(26,493)	(8,113)	(109)	(34,715)
Investment income and other	962	83	1,045	(111)	48	982

Income (loss) before taxes and minority interests	16,262	(7,690)	8,572	456	2,788	11,816
Benefit (provision) for taxes	3,819	(6,807)	(2,988)	6,735	(943)	2,804

Income (loss) before minority interests	$20,081	$(14,497)	$5,584	$7,191	$1,845	$14,620

Total Assets	$1,784,835	$325,334	$2,110,169	$810,515	$415,647	$3,336,331

Maintenance Capital Expenditures	$17,627	$—	$17,627	$497	$707	$18,831

Growth Capital Expenditures	$5,567	$3,829	$9,396	$4,298	$—	$13,694

	Three Months Ended September 30, 2001
	Total Parent Company
	Total Electric and Natural Gas	All Other	Total Parent Company	Communications	HVAC	Total
Operating Revenues	$38,806	$4,205	$43,011	$244,442	$111,252	$398,705
Cost of Sales	15,264	2,733	17,997	143,325	71,786	233,108

Gross Margin	23,542	1,472	25,014	101,117	39,466	165,597
Selling, general, & administrative	8,876	3,784	12,660	107,250	36,243	156,153
Depreciation	4,105	478	4,583	3,352	2,415	10,350
Amortization of intangibles	—	66	66	9,288	1,874	11,228

Operating income (loss)	10,561	(2,856)	7,705	(18,773)	(1,066)	(12,134)
Interest expense	(2,236)	(4,053)	(6,289)	(4,420)	(888)	(11,597)
Investment income and other	62	1,030	1,092	129	53	1,274

Income (loss) before taxes and minority interests	8,387	(5,879)	2,508	(23,064)	(1,901)	(22,457)
Benefit (provision) for taxes	(2,794)	4,025	1,231	—	(9)	1,222

Income (loss) before minority interests	$5,593	$(1,854)	$3,739	$(23,064)	$(1,910)	$(21,235)

Total Assets	$344,663	$166,189	$510,852	$802,252	$378,318	$1,691,422

Maintenance Capital Expenditures	$3,417	$987	$4,237	$6,631	$1,755	$12,623

Growth Capital Expenditures	$202	$17	$219	$16,638	$—	$16,857

	Three Months Ended September 30
	2002		2001
	Electric	Natural Gas	Electric	Natural Gas
Operating Revenues	$153,461	$28,969	$26,058	$12,748
Cost of Sales	58,864	12,025	6,458	8,806

Gross Margin	94,597	16,944	19,600	3,942
Selling, general & administrative	44,516	14,117	5,447	3,429
Depreciation	12,924	2,581	3,221	884

Operating Income	$37,157	$246	$10,932	$(371)

	Nine Months Ended September 30, 2002
	Total Parent Company
	Total Electric and Natural Gas	All Other	Total Parent Company	Communications	HVAC	Total
Operating Revenues	$531,076	$34,343	$565,419	$595,463	$344,183	$1,505,065
Cost of Sales	217,012	13,026	230,038	343,657	218,432	792,127

Gross Margin	314,064	21,317	335,381	251,806	125,751	712,938
Selling, general, & administrative	153,789	24,397	178,186	195,644	118,101	491,931
Depreciation	44,053	2,644	46,697	17,586	5,800	70,083
Amortization of intangibles	—	19	19	21,606	286	21,911

Operating income (loss)	116,222	(5,743)	110,479	16,970	1,564	129,013
Interest expense	(54,410)	(10,713)	(65,123)	(22,098)	(243)	(87,464)
Investment income and other	2,087	(3,008)	(921)	15	85	(821)

Income (loss) before taxes and minority interests	63,899	(19,464)	44,435	(5,113)	1,406	40,728
Benefit (provision) for taxes	(13,604)	2,713	(10,891)	7,167	(549)	(4,273)

Income (loss) before minority interests	$50,295	$(16,751)	$33,544	$2,054	$857	$36,455

Total Assets	$1,784,835	$325,334	$2,110,169	$810,515	$415,647	$3,336,331

Maintenance Capital Expenditures	$34,968	$204	$35,172	$1,732	$3,676	$40,580

Growth Capital Expenditures	$16,647	$5,474	$22,121	$13,337	$—	$35,458

	Nine Months Ended September 30, 2001
	Total Parent Company
	Total Electric and Natural Gas	All Other	Total Parent Company	Communications	HVAC	Total
Operating Revenues	$204,190	$11,891	$216,081	$814,506	$322,556	$1,353,143
Cost of Sales	116,484	7,707	124,191	516,257	203,116	843,564

Gross Margin	87,706	4,184	91,890	298,249	119,440	509,579
Selling, general, & administrative	33,719	14,669	48,388	344,110	107,196	499,694
Depreciation	12,236	1,407	13,643	8,558	6,876	29,077
Amortization of intangibles	—	206	206	27,697	5,376	33,279

Operating income (loss)	41,751	(12,098)	29,653	(82,116)	(8)	(52,471)
Interest expense	(6,593)	(15,171)	(21,764)	(10,514)	(3,401)	(35,679)
Investment income and other	228	3,281	3,509	430	188	4,127

Income (loss) before taxes and minority interests	35,386	(23,988)	11,398	(92,200)	(3,221)	(84,023)
Benefit (provision) for taxes	(12,017)	8,559	(3,458)	17,461	(888)	13,115

Income (loss) before minority interests	$23,369	$(15,429)	$7,940	$(74,739)	$(4,109)	$(70,908)

Total Assets	$344,663	$166,189	$510,852	$802,252	$378,318	$1,691,422

Maintenance Capital Expenditures	$9,378	$1,065	$10,443	$16,246	$6,420	$33,109

Growth Capital Expenditures	$1,386	$625	$2,011	$38,686	$508	$41,205

	Nine Months Ended September 30
	2002		2001
	Electric	Natural Gas	Electric	Natural Gas
Operating Revenues	$370,203	$160,873	$85,588	$118,602
Cost of Sales	130,024	86,988	17,243	99,241

Gross Margin	240,179	73,885	68,345	19,361
Selling, general & administrative	116,041	37,748	22,351	11,368
Depreciation	35,827	8,226	9,645	2,591

Operating Income	$88,311	$27,911	$36,349	$5,402

(11) New Accounting Standards

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

        The Corporation adopted the provision effective January 1, 2002 and retained a third party to assist the Corporation in the analysis of fair value for compliance with SFAS No. 142 and determined no impairment charge was necessary. The Corporation has selected October 1 as the date for its annual goodwill impairment test as required by SFAS No. 142. The annual valuations are currently in process for all reporting units and are anticipated to be done by December 31, 2002.

        Intangible assets consist of the following at September 30, 2002 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Other	$236,444	$(79,287)	$157,157
Unamortized intangible assets:
Goodwill	462,358	(31,558)	430,800
Other, primarily Dealer Agreements	72,446	(3,849)	68,597

Total Intangible Assets	$771,248	$(114,694)	$656,554

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

        Intangible asset amortization expense for the quarter and nine months ended September 30, 2002 was $8.0 million and $21.9 million, respectively. Estimated amortization expense for each year 2003 - 2006, is $32.8 million, $29.6 million, $18.8 million and $14.1 million.

        The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

	Communications	HVAC	All Other	Total
Balance as of December 31, 2001	$141,908	$259,443	$4,383	$405,734
Goodwill acquired	80	17,518	7,468	25,066

Balance as of September 30, 2002	$141,988	$276,961	$11,851	$430,800

        The following tables present a reconciliation of net income and earnings per share as reported net of taxes and minority interest, to adjusted amounts which included the impact of the adoption of SFAS 142 for all periods presented.

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Reported earnings (losses) on common stock	$(49,086)	$8,574	$(76,565)	$34,349
Add: Goodwill amortization, net of taxes and minority interests	—	1,418	—	3,452

Adjusted earnings (losses)	$(49,086)	$9,992	$(76,565)	$37,799

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Basic earnings (losses) per share	$(1.79)	$0.36	$(2.80)	$1.45
Add: Goodwill amortization, net of taxes and minority interests	—	0.06	—	0.15

Adjusted basic earnings (losses) per share	$1.79	$0.42	$(2.80)	$1.60

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Diluted earnings (losses) per share	$(1.79)	$0.36	$(2.80)	$1.44
Add: Goodwill amortization, net of taxes and minority interests	—	0.06	—	0.15

Diluted earnings (losses) per share	$(1.79)	$0.42	$(2.80)	$1.59

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

The following table presents the shares used in computing the basic and diluted earnings per share for 2002 and 2001:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Average Common Shares Outstanding For Basic Computation	27,396,762	23,706,209	27,396,762	23,603,791
Dilutive Effect of:
Stock Options	—	8,817	496	43,277
Stock Warrants	—	—	—	68,984

Average Common Shares Outstanding For Diluted Computation	27,396,762	23,715,026	27,397,258	23,716,052

        Certain outstanding antidilutive options and warrants have been excluded from the earnings per share calculation. These options and warrants total 2,659,981 and 1,199,128 for the quarters ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, these options and warrants total 2,655,981 and495,331, respectively.

(14) Environmental Liabilities

        In connection with the acquisition of NorthWestern Energy, L.L.C. ("NorthWestern Energy LLC"), which held the energy distribution and transmission business of The Montana Power Company, the Corporation assumed the following environmental obligations:

        The U.S. Environmental Protection Agency (the "EPA"), identified the Milltown Reservoir, which sits behind a hydroelectric dam the Corporation acquired in connection with the acquisition of NorthWestern Energy LLC, on its Superfund National Priority List in 1983 as a result of the collection from historical upstream mining activities of toxic heavy metals in the silts. The Atlantic Richfield Company ("ARCO") has been named as the party with responsibility for completing the remedial investigation and feasibility studies and conducting site cleanup, under the EPA's direction. The former owner of NorthWestern Energy LLC did not undertake any direct responsibility in that regard, in light of a special statutory exemption from liability under CERCLA in relation to the Milltown Dam. By virtue of its acquisition of The Montana Power Corporation's utility business and the dam, NorthWestern Energy LLC succeeded to similar protection under this statutory exception. ARCO has argued that the former owner of NorthWestern Energy LLC should be considered a Potentially Responsible Party ("PRP") and has threatened to challenge its exempt status, and ARCO and the former owner of NorthWestern Energy LLC entered into a settlement agreement to limit the former owner's and now NorthWestern Energy LLC's potential liability, costs and ongoing operating expenditures, provided that the EPA selects a remedy that leaves the dam and sediments in place in its final Record of Decision. The final Record of Decision is not expected to be issued until early to mid-2003. Depending on the outcome of that decision, the Corporation may be required to defend its exempt position. There can be no assurance that the Corporation will not incur costs or liabilities associated with the Milltown Dam site in the future, some of which could be significant. To mitigate the risk of a CERCLA release arising from a catastrophic failure of the dam caused by an act of God, the Corporation has secured a ten-year, $100 million environmental insurance policy from AIG, effective as of May 31, 2002.

        In addition to the Milltown Dam liability, the Corporation assumed certain other environmental obligations of The Montana Power Company relating to the Corette and Colstrip electric generation stations, certain hydroelectric facilities, and former manufactured gas plant locations. In late October 2002, the Corporation received a detailed evaluation of these assumed non-Milltown Dam environmental obligations from its outside environmental consulting firm. The results of this evaluation have been factored into the Corporation's overall environmental reserve.

        Under the terms of the acquisition of NorthWestern Energy LLC, the Corporation assumed the first $50 million of NorthWestern Energy LLC's pre-closing environmental liabilities, including these retained environmental liabilities. Touch America Holdings, Inc. assumed the next $25 million in costs. The Corporation and Touch America Holdings, Inc. agreed to equally split costs that fall between $75 and $150 million. If Touch America Holdings, Inc. is unable to satisfy its indemnification obligations to the Corporation with respect to any such environmental liabilities, the Corporation may be required to pay costs in excess of its allocated share described in the foregoing sentence, and, depending upon the amount of such additional costs, the Corporation's financial condition may be adversely affected. Touch America Holdings, Inc.'s ability to satisfy its indemnity obligations depends on a number of factors, including its financial condition, over which the Corporation does not have control.

        With respect to the Corporation's South Dakota and Nebraska utility operations, the Corporation is working with the relevant state agencies to investigate whether certain former manufactured gas plant sites contain contaminants at levels that will require remediation of the soils and groundwater. The Corporation believes that the projected cost of any required environmental remediation is adequately reflected in its overall environmental reserve.

        Environmental laws and regulations require the Corporation to incur certain costs, which could be substantial, to operate existing facilities, construct and operate new facilities and mitigate or remove the effect of past operations on the environment. Governmental regulations establishing environmental protection standards are continually evolving, and, therefore, the character, scope, cost and availability of the measures the Corporation may be required to take to ensure compliance with evolving laws or regulations cannot be accurately predicted. However, the Corporation believes that an appropriate amount of costs have been accrued and potential costs related to such environmental regulation and cleanup requirements are timely estimated and recorded. The Corporation has established an overall environmental reserve of approximately $23.5 million as of September 30, 2002. To the extent the Corporation's environmental liabilities are greater than this reserve or the Corporation is unsuccessful in recovering anticipated insurance proceeds under the relevant policies, its results of operations and financial condition could be adversely affected.

(15) Commitments

        The Corporation has provided guarantees for various credit facilities of majority owned subsidiaries, totaling $92.4 million. At September 30, 2002, $78.6 million outstanding under these facilities was subject to guaranty by the Corporation.

(16) Subsequent Events

        On October 8, 2002 the Corporation issued ten million shares of common stock at $8.75 per share. The Corporation received approximately $83.1 million in net proceeds from the offering, which the Corporation used to reduce short-term debt.

        On October 22, 2002 the Corporation completed an offer to exchange $250.0 million aggregate principal amount of its 7 7/8% senior notes due 2007 and $470.0 million aggregate principal amount of its 8 3/4% senior notes due 2012, which are registered under the Securities Act of 1933, as amended, for an equal amount of outstanding 7 7/8% senior notes due 2007 and 8 3/4% senior notes due 2012, which were not registered under the Securities Act of 1933, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Unless the context requires otherwise, references to "we," "us," "our" and "NorthWestern" refer specifically to NorthWestern Corporation and its subsidiaries and references to "NorthWestern Energy LLC" refers to NorthWestern Energy, L.L.C., our wholly-owned subsidiary, which was formerly known as The Montana Power, L.L.C.

        We are a service and solutions company providing integrated energy, communications, heating, ventilation, air conditioning, plumbing and related services and solutions to residential and business customers throughout North America. We own and operate one of the largest regional electric and natural gas utilities in the upper Midwest of the United States. We distribute electricity in South Dakota and natural gas in South Dakota and Nebraska through our energy division, NorthWestern Energy, formerly NorthWestern Public Service, and electricity and natural gas in Montana through our wholly-owned subsidiary, NorthWestern Energy, L.L.C. (formerly The Montana Power, L.L.C.), hereafter referred to as NorthWestern Energy LLC. We are operating under the common brand "NorthWestern Energy" in all our service territories. On February 15, 2002, we completed the acquisition of the electric and natural gas transmission and distribution businesses of The Montana Power Company for approximately $1.1 billion, including the assumption of approximately $488.0 million in existing debt and preferred stock, net of cash received. We intend to transfer substantially all of the assets and liabilities of NorthWestern Energy LLC to NorthWestern Corporation during the fourth quarter of 2002 and to operate its business as part of our NorthWestern Energy division. We believe the acquisition creates greater regional scale allowing us to more fully realize the value of our existing energy assets and provides a strong platform for future growth.

        Our principal unregulated investment is in Expanets, Inc. ("Expanets"), a leading provider of networked communications and data services and solutions to medium-sized businesses nationwide. In addition, we own investments in Blue Dot Services, Inc. ("Blue Dot"), a nationwide provider of air conditioning, heating, plumbing and related services, and CornerStone Propane Partners L.P. ("CornerStone"), a publicly traded limited partnership (OTCBB: CNPP), in which we held a 30% interest as of September 30, 2002, and which we operate through one of our subsidiaries that serves as its managing general partner. CornerStone is a retail propane and wholesale energy-related commodities distributor. On January 18, 2002, the board of directors of the general partner of CornerStone announced it has retained Credit Suisse First Boston Corporation to pursue the possible sale or merger of CornerStone. We fully supported the board's action, as it is consistent with our strategy to focus our resources on our energy and communications platforms. A special committee of the board of directors of the managing general partner, composed of directors that are not officers of NorthWestern, has been formed to pursue strategic options. As a result, we have recharacterized our investment in CornerStone to reflect the results of operations of CornerStone as discontinued operations. Accordingly, the results of CornerStone's operations, for all periods reported, are presented separately below income from continuing operations. In conjunction with the adoption of discontinued operations accounting for CornerStone, the Corporation recorded a $45.1 million non-cash charge during the first half of 2002, and an additional $55.9 million non-cash charge for the third quarter of 2002 based on our current evaluation of our financial exposure to CornerStone.

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

        Recently, CornerStone's board of directors approved amendments to the partnership's agreements, and we contributed to CornerStone our economic interests in the partnership thereby relinquishing our remaining equity interest in the partnership. As a result of these actions, we will no longer be required to consolidate CornerStone for financial reporting purposes after November 1, 2002. A provision for loss on discontinued operations as of September 30, 2002 has been included based on our best estimates of the amounts to be realized on the disposition of our investment. The amount we will ultimately realize could differ from the assumptions used in arriving at the anticipated loss.

RESULTS OF OPERATIONS

        The following is a summary of our results of operations for each of the three-month and nine-month periods ended September 30, 2002 and 2001.

Three-Month and Nine-Month Periods Ended September 30, 2002 Compared to Three-Month and Nine-Month Periods Ended September 30, 2001.

CONSOLIDATED OPERATING RESULTS

        The following is a summary of our consolidated results of operations for the three-month and nine-month periods ended September 30, 2002 and September 30, 2001. Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments. This discussion is followed by a more detailed discussion of operating results by segment. Our "All Other" category primarily consists of our other miscellaneous service activities, which are not included in the other identified segments together with unallocated corporate costs. See "—Segment Information—All Other Operations" for a discussion of the items contained in our "All Other" category. Product and service category fluctuations highlighted at the consolidated level are more fully explained in the segment discussions.

CONSOLIDATED EARNINGS (LOSSES) and DIVIDENDS

        Consolidated losses were $49.1 million in the third quarter of 2002, compared to consolidated earnings of $8.6 million in the third quarter of 2001. The decline in earnings is a result of $52.1 million of additional losses associated with CornerStone in the third quarter of 2002 compared to the third quarter of 2001 (see Note 4, Discontinued Operations, to the consolidated financial statements for further discussion regarding CornerStone), a $4.9 million decrease in earnings at Expanets, $15.3 million in additional losses in our All Other operations, which includes $6.1 million in increased distributions on trust preferred securities of our subsidiary trusts and on our preferred securities. These amounts were offset partially by $14.5 million of additional earnings within the electric and natural gas operations. Earnings from continuing operations increased $0.5 million from $14.1 million in the third quarter of 2001 compared to $14.6 million for the third quarter of 2002. This was due principally to the addition of NorthWestern Energy LLC's Montana operations and the $5.8 million recognition of a change in tax valuation allowance, which was partially offset by lower income from the communications segment attributable to NorthWestern in the third quarter of 2002 compared to the third quarter of 2001. For the nine months ended September 30, 2002, consolidated losses were $76.6 million, a decline of $110.9 million, or 322.9%, from consolidated earnings of $34.3 million for the nine months ended September 30, 2001. The decline was a result of a $101.0 million charge for discontinued operations relating to our planned divestiture of our interest in CornerStone for the nine months ended September 30, 2002, in addition to an extraordinary loss of $13.4 million related to debt costs associated with the early extinguishment of debt.

CONSOLIDATED OPERATIONS

        Consolidated operating revenues were $509.3 million in the third quarter of 2002, an increase of $110.6 million, or 27.7%, from $398.7 million in the third quarter of 2001. The increase in consolidated revenues was primarily due to an increase in revenues from the electric and natural gas operations of $143.6 million as a result of the inclusion of NorthWestern Energy LLC's Montana operations and a $7.5 million increase in revenues from our All Other operations as a result of the addition of certain non- utility operations acquired with NorthWestern Energy LLC's Montana operations. HVAC revenues increased $20.7 million quarter to quarter of which $13.7 million was from acquisitions and $7.0 million was from a combination of favorable weather, price increases, and improved operating performance at certain locations. These increases were partially offset by decreases in revenues from our communications segment of $61.2 million as a result of continuing market softness and a change in the mix of revenues toward certain higher-margin activities. For the nine months ended September 30, 2002, revenues were $1,505.1 million as compared to $1,353.1 million for the first nine months of 2001, or an increase of $151.9 million. As with the third quarter, the increase in revenues was primarily a result of $326.9 million of additional revenues from the electric and natural gas operations during the nine months of 2002 compared to the similar period in 2001. All Other revenues also increased $22.5 million during the first nine months of 2002 compared to the similar period in 2001 due to NorthWestern Energy LLC's additional non-utility Montana operations, which include revenues from statutory conservation and low income assistance charges, gas stranded costs collected in rates under a securitization program, underground services location operations and other unregulated operations.HVAC revenues also increased $21.6 million as a result of acquisitions. These revenues were partially offset by a decline in revenues within our communications segment of $219.0 million during the first nine months of 2002 compared to the similar period in 2001.

        Consolidated cost of sales was $260.7 million in the third quarter of 2002, an increase of $27.6 million, or 11.8%, from results in the third quarter of 2001. The increase was due to $55.6 million of increased costs in our electric and natural gas segments, primarily as a result of the addition of NorthWestern Energy LLC's Montana operations offset by a $41.1 million decrease in costs within the communications segment. Cost of sales in our HVAC segment also increased $12.7 million quarter to quarter while costs of sales in our All Other segment increased $0.3 million from NorthWestern Energy LLC's Montana operations. Cost of sales for the nine months ended September 30, 2002 of $792.1 million were $51.4 million lower than costs of sales for the first nine months of 2001. The decline was primarily due to a $172.6 million decrease in costs within our communications segment, while our natural gas operations also had a decrease in costs of $12.3 million in the first nine months of 2002 compared to the similar period in 2001. These decreases were partially offset by $112.8 million of increased costs of our electric operations during the first nine months of 2002 compared to the similar period in 2001 as a result of the addition of NorthWestern Energy LLC's Montana operations. Cost of sales in our HVAC segment increased $15.3 million during the first nine months of 2002 compared to the similar period in 2001, while cost of sales in the All Other segment increased $5.3 million.

        Consolidated gross margin was $248.6 million in the third quarter of 2002, an increase of $83.0 million, or 50.1%, from results in the third quarter of 2001. Electric and natural gas operations gross margins increased by an aggregate of $88.0 million in the third quarter of 2002 compared to the third quarter of 2001 primarily as a result of the addition of NorthWestern Energy LLC's Montana operations. Communications gross margin declined $20.1 million quarter to quarter as a result of revenue decreases, yet improved as a percentage of revenues from 41.4% to 44.2%. HVAC gross margins increased $8.0 million in the third quarter of 2002 over results for the third quarter of 2001 from acquisitions. All Other segment gross margin improved $7.1 million quarter to quarter due to the additional activity from NorthWestern Energy LLC's Montana operations. Consolidated gross margin as a percentage of revenues was 48.8% in the third quarter of 2002, compared to 41.5% in the third quarter of 2001. The improvement in consolidated gross margin was primarily a result of lower natural gas commodity prices, higher margin Montana natural gas operations, and margin improvement within the communications segment due to a better sales mix and additional higher-margin maintenance revenues. The improvement in consolidated gross margin was partially offset by a decline in margin percentages within the electric operations from decreased wholesale electric margins. For the nine months ended September 30, 2002, gross margins were $712.9 million, an increase of $203.3 million, or 39.9%, over gross margin of $509.6 for the nine months ended September 30, 2001. Electric and natural gas operations gross margins increased by an aggregate of $226.4 million during the first nine months of 2002 compared to the similar period in 2001 primarily as a result of the addition of NorthWestern Energy LLC's Montana operations. Communications gross margin declined $46.4 million period to period though it improved as a percentage of revenues from 36.6% to 42.3%, reflecting decreased revenues from continued market softness, offset in part by a change in the mix of revenues toward certain higher margin activities. HVAC gross margins increased $6.3 million primarily as a result of acquisitions. All Other gross margin improved $17.1 million during the first nine months of 2002 compared to the similar period in 2001 due to the additional activity from NorthWestern Energy LLC's Montana operations. Gross margin as a percentage of revenues was 47.4% for the nine months ended September 30, 2002, compared to 37.7% for the nine months ended September 30, 2001, principally due to lower natural gas commodity prices, improved communications margins and higher margins from NorthWestern Energy LLC's Montana operations.

        Consolidated operating expenses were $203.1 million in the third quarter of 2002, an increase of $25.3 million, or 14.2%, from results in the third quarter of 2001. Operating expenses for the communications segment in the third quarter of 2002 were $47.5 million less than in the third quarter of 2001 due to reductions in costs to better align the business with the revised business mix. Electric and natural gas operating expenses in the third quarter of 2002 were $61.2 million more than similar expenses in the third quarter of 2001. Electric and natural gas operating expenses increased primarily due to the inclusion of NorthWestern Energy LLC's Montana operations, but were partially offset by a reduction in costs within the previously owned operations. HVAC operating expenses in the third quarter of 2002 increased $4.1 million over results in the third quarter of 2001. All Other expenses in the third quarter of 2002 increased $7.6 million over results for the third quarter of 2001 due to the addition of NorthWestern Energy LLC's Montana operations as corporate and other expenses within the previously owned operations declined. Expenses for the nine months ended September 30, 2002 of $583.9 million were $21.9 million, or 3.9%, higher than expenses for the nine months ended September 30, 2001 of $562.1 million. Operating expenses for the communications segment for the first nine months of 2002 were $145.5 million less than the equivalent period of 2001 due to the aforementioned cost reduction efforts. Electric and natural gas operating expenses in the first nine months of 2002 were $151.9 million more than similar expenses in the first nine months of 2001. Electric and natural gas operating expenses increased primarily due to the inclusion of NorthWestern Energy LLC's Montana operations, which was partially offset by a reduction in costs within the previously owned operations. HVAC operating expenses in the first nine months of 2002 increased $4.7 million over results for the similar period in 2001. All Other expenses during the first nine months of 2002 increased $10.8 million over results for the similar period in 2001 due to the addition of NorthWestern Energy LLC's Montana operations.

        Consolidated operating income in the third quarter of 2002 was $45.5 million, an improvement of $57.7 million compared to losses of $12.1 million in the third quarter of 2001. Operating income in our communications segment increased $27.5 million in the third quarter of 2002 compared to the third quarter of 2001, primarily as a result of operating efficiencies and the resulting reduction in operating expenses and increased margins from a better business mix. Operating income in our electric and natural gas segments increased $26.8 million due primarily to the addition of NorthWestern Energy LLC's Montana operations. HVAC operating income in the third quarter of 2002 increased $3.9 million from results in the third quarter of 2001, while All Other operating losses increased $0.5 million. For the first nine months of 2002, operating income rose $181.5 million to $129.0 million over results for the similar period in 2001. Operating income in our communications segment increased $99.1 million in the first nine months of September 30, 2002, compared to the similar period in 2001, primarily as a result of the reduction in operating expenses, while operating income in our electric and natural gas segments increased $74.5 million due to the addition of NorthWestern Energy LLC's Montana operations. HVAC operating income for the first nine months of 2002 increased $1.6 million from results for the similar period in 2001, while All Other operating loss decreased $6.3 million as a result of lower expenses.

        Consolidated interest expense in the third quarter of 2002 was $34.7 million, an increase of $23.1 million, over interest expense of $11.6 million in the third quarter of 2001. The increase was attributable principally to approximately $19.4 million of additional interest expense from the debt assumed with NorthWestern Energy LLC's Montana operations and the increased expense from the $720.0 million of financing obtained for NorthWestern Energy LLC's Montana operations acquisition. Interest expense for the nine months ended September 30, 2002 was $87.5 million, an increase of $51.8 million, or 145.1%, over interest expense of $35.7 million for the first nine months of 2001. As with the quarter, the increase was attributable primarily to the additional interest expense from the debt assumed with NorthWestern Energy LLC's Montana operations and the financing obtained for the Montana acquisition of approximately $49.9 million.

        Consolidated investment income and other was $1.0 million in the third quarter of 2002, a decline of $0.3 million from results in the third quarter of 2001. The decline was primarily attributable to losses incurred for certain additional preferred stock investment impairments. Consolidated investment income and other was a $0.8 million loss for the nine months ended September 30, 2002, a decline of $4.9 million from results for the similar period in 2001. As with the quarter, the decline was primarily attributable to losses incurred for certain preferred stock investment impairments.

        Consolidated income tax benefit was $2.8 million in the third quarter of 2002, a $1.6 million increase from a $1.2 million income tax benefit in the third quarter of 2001. The increase in the income tax benefit was principally due to a change in a tax valuation allowance resulting in a $5.8 million benefit. This benefit was offset by additional expense of $4.2 million attributed to increased income from operations. Consolidated income tax expense was $4.3 million for the nine months ended September 30, 2002 versus a $13.1 million income tax benefit for the nine months ended September 30, 2001. The increase in consolidated income tax expense was principally due to a decline of $10.3 million in the tax benefit within the communications segment resulting from an $87.1 million decrease in pretax losses, and a $1.4 million increase in income tax expense from increased income within the electric and natural gas segments.

        There were no minority interests in net loss of consolidated subsidiaries in the third quarter of 2002, a decline of $35.3 million of income from minority interests in the third quarter of 2001. The decline was due to a lack of minority basis against which to allocate losses in 2002. To the extent that future operating losses are incurred within the HVAC or communications segments, such losses will be allocated to us unless additional minority interest is created. For the nine months ended September 30, 2002, minority interests income was $23.0 million, a decline of $88.0 million from minority interests income of $111.0 million in the first nine months of 2001. As with the third quarter, the decline was due to a $94.3 million decline in allocations in the communications segment resulting from lower overall losses and a lack of minority basis against which to allocate losses, partially offset by a $6.3 million increase in allocations within the HVAC segment due to additional basis issued in connection with acquisitions completed through the end of the second quarter of 2002. See "—Significant Accounting Policies-Minority Interest in Consolidated Subsidiaries" for a discussion of the allocation of income (loss) to minority interests and the changes in such allocations during the periods discussed.

SEGMENT INFORMATION

ELECTRIC UTILITY SEGMENT OPERATIONS

        Revenues from our electric utility operations in the third quarter of 2002 were $153.5 million, an increase of $127.4 million, or 488.9%, from results in the third quarter of 2001. The growth resulted primarily from the addition of NorthWestern Energy LLC's Montana operations effective February 1, 2002which contributed $143.6 million of revenues for the period. Offsetting these additional revenues was a decline in the wholesale electric revenues in our South Dakota operations during the third quarter of 2002 caused by a drop in market prices as compared to the unusually high prices experienced in the third quarter of 2001. Revenues for the nine months ended September 30, 2002 of

$370.2 million were $284.6 million, or 332.5%, higher than revenues for the first nine months of 2001. As with the quarter, the growth was primarily attributed to the addition of NorthWestern Energy LLC's Montana operations in 2002, which added $300.7 million of revenues during the first nine months of 2002 compared to the first nine months of 2001. Partially offsetting these additional revenues was a decrease of $15.3 million in wholesale electric revenues within the previously owned South Dakota operations due to market price declines.

        Cost of sales for our electric utility operations in the third quarter of 2002 were $58.9 million, an increase of $52.4 million, or 811.5%, from results in the third quarter of 2001. The increase was almost exclusively attributable to the addition of NorthWestern Energy LLC's Montana operations, which increased costs by $52.0 million. For the nine months ended September 30, 2002, cost of sales were $112.8 million higher than costs for the nine months ended September 30, 2001. As with the quarter, the addition of NorthWestern Energy LLC's Montana operations was responsible for the majority of the increase, adding $112.0 million in costs.

        Gross margin for our electric utility operations in the third quarter of 2002 was $94.6 million, an increase of $75.0 million over gross margin in the third quarter of 2001. The increase in gross margin in the third quarter of 2002 was primarily due to the contribution of $75.2 million to gross margin by NorthWestern Energy LLC's Montana operations. Gross margin in our South Dakota operations decreased $0.3 million in the third quarter of 2002 from results in the third quarter of 2001, due to the substantial decrease in market prices for wholesale electricity. As a percentage of revenue, gross margin in the third quarter of 2002 was 61.6%, compared to 75.2% in the third quarter of 2001. The decline was the result of the substantial decline in wholesale electric margins from market price fluctuations and the influence of NorthWestern Energy LLC's lower margin Montana operations as compared to South Dakota. For the nine months ended September 30, 2002, margins of $240.2 million were $171.8 million, or 251.4%, higher than margins for the nine months ended September 30, 2001. The addition of NorthWestern Energy LLC's Montana operations generated the increased revenues, contributing $187.9 million, which was partially offset by a decrease of $16.0 million for our previously owned South Dakota operations from the wholesale electric declines. Margins as a percentage of revenues decreased from 79.9% for the nine months ended September 30, 2001, to 64.9% for the nine months ended September 30, 2002. Similar to the quarterly change, this is a result of the absence of the unusually high margin wholesale electric sales realized by the South Dakota operations in 2001 partially offsets the addition of NorthWestern Energy LLC's Montana operations.

        Operating expenses for our electric utility operations in the third quarter of 2002 were $57.4 million, an increase of $48.8 million over results in the third quarter of 2001. Selling, general and administrative expenses in the third quarter of 2002 were $44.5 million, an increase of $39.1 million over results in the third quarter of 2001. Selling, general and administrative expenses for NorthWestern Energy LLC's Montana operations in the third quarter of 2002 contributed approximately $38.9 million. Depreciation in the third quarter of 2002 was $12.9 million, an increase of $9.7 million over depreciation in the third quarter of 2001 of $3.2 million. The selling, general and administrative expenses for the first nine months of 2002 were $116.0 million, or 419.2%, higher than expenses for the first nine months of 2001. This increase, as with the quarter, is mainly due to the addition of NorthWestern Energy LLC's Montana operations, which added $99.6 million of expenses, offset by decreases in the previously owned operations' expenses. Depreciation for the nine months ended September 30, 2002 was $35.8 million, an increase of $26.2 million over depreciation for the nine months ended September 30, 2001, of $9.6 million. The increase in depreciation was due to the addition of NorthWestern Energy LLC's Montana operations.

        Operating income for our electric utility operations in the third quarter of 2002 was $37.2 million, an increase of $26.2 million, or 239.9%, from $10.9 million in the third quarter of 2001. The increase was primarily attributable to the addition of approximately $26.7 million in operating income from NorthWestern Energy LLC's Montana operations. Income from the previously owned operations declined $0.5 million in the third quarter of 2002 from results in the third quarter of 2001 as a result of the decline in wholesale electric margins but was partially offset by operating expense savings. For the nine months ended September 30, 2002, operating income of $88.3 million was $52.0 million higher than operating income for the nine months ended September 30, 2001 of $36.3 million. As with the quarter, this increase was primarily due to the addition of $35.6 million from NorthWestern Energy LLC's Montana operations offset by lower South Dakota operating income from the absence of unusually high margin wholesale electric sales countered by lower operating expenses.

NATURAL GAS UTILITY SEGMENT OPERATIONS

        Revenues for our natural gas utility operations in the third quarter of 2002 were $29.0 million, an increase of $16.2 million, or 127.2%, from results in the third quarter of 2001. Revenues for the period reflect the inclusion of NorthWestern Energy LLC's Montana operations, which contributed $16.2 million in revenues. The increase was offset by a drop in commodity prices reflected within the previously owned operations during the third quarter of 2002 compared to the third quarter of 2001, and a decrease in volumes as a result of warmer weather in the Nebraska and South Dakota service territories. For the nine months ended September 30, 2002, revenues were $160.9 million, or $42.3 million higher than revenues for the first nine months of 2001 of $118.6 million. The Montana operations contributed $76.5 million to the increased revenues, while the previously owned operations experienced a decline of $34.2 million in revenues as a result of substantially lower commodity prices and warmer weather during the periods.

        Cost of sales for our natural gas utility operations in the third quarter of 2002 was $12.0 million, an increase of $3.2 million, or 36.6%, from results in the third quarter of 2001. Cost of sales for the period reflect the inclusion of NorthWestern Energy LLC's Montana operations, which contributed $3.0 million in cost of sales and an increase in cost of sales for previously owned operations of $0.2 million. For the nine months ended September 30, 2002, cost of sales was $87.0 million, a decrease of $12.3 million as compared to the first nine months of 2001. Costs within the previously owned operations decreased $34.1 during the first nine months of 2002 compared to the first nine months of 2001 as a result of lower commodity prices and reduced retail volumes from warmer weather while NorthWestern Energy LLC's Montana operations increased costs by $21.8 million.

        Gross margin for our natural gas utility operations in the third quarter of 2002 was $16.9 million, an increase of $13.0 million over gross margin in the third quarter of 2001. The growth was primarily attributable to the addition of NorthWestern Energy LLC's Montana operations, which added $13.2 million in margin. Gross margin for previously owned operations decreased $0.2 million in the third quarter of 2002 compared to the third quarter of 2001. As a percentage of revenues, gross margin improved from 30.9% in the third quarter of 2001 to 58.5% in the third quarter of 2002, primarily as a result of the significant decrease in commodity prices within Nebraska/South Dakota operations and the higher margin impact from operations in Montana. Margins for the nine months ended September 30, 2002 were $73.9 million, or $54.5 million higher than the first nine months of 2001. NorthWestern Energy LLC's Montana operations accounted for the entire increase. As with the quarter, margin percentages increased, rising from 16.3% for the first nine months of 2001 to 45.9% for the first nine months of 2002. This reflects the impact of lower commodity prices within the Nebraska/South Dakota operations and the higher margin NorthWestern Energy LLC's Montana operations.

        Operating expenses for our natural gas utility operations in the third quarter of 2002 were $16.7 million, an increase of $12.4 million from results in the third quarter of 2001. Selling, general and administrative expenses increased $10.7 million in the third quarter of 2002 to $14.1 million compared to the third quarter of 2001, primarily due to $10.9 million in additional expenses attributable to

NorthWestern Energy LLC's Montana operations, while selling, general and administrative expenses at previously owned operations declined due to operational efficiencies. Depreciation was $2.6 million in the third quarter of 2002, an increase of $1.7 million over depreciation during the third quarter of 2001. This increase was primarily due to the addition of NorthWestern Energy LLC's Montana operations. Operating expenses for the nine months ended September 30, 2002, were $46.0 million, an increase of $32.0 million from results in the first nine months of 2001. Selling, general and administrative expenses grew $26.4 million in the nine month period ended September 30, 2002 to $37.7 million compared to the nine months ended September 30, 2001 when such expenses were $11.4 million, primarily due to $28.7 million in additional expenses attributable to NorthWestern Energy LLC's Montana operations, while selling, general and administrative expenses at previously owned operations declined similar to the quarter changes.

        Depreciation was $8.2 million for the nine months ended September 30, 2002, an increase of $5.6 million over depreciation during the first nine months of 2001. This increase was primarily due to the addition of NorthWestern Energy LLC's Montana operations.

        Operating income for our natural gas utility operations in the third quarter of 2002 was $0.2 million, compared to an operating loss of $0.4 million in the third quarter 2001. NorthWestern Energy LLC's Montana operations were break even in the third quarter of 2002 while the operating expense reductions in the previously owned operations more than offset the revenue shortfalls in these operations resulting in $0.2 million of income. For the nine months ended September 30, 2002, operating income of $27.9 million was $22.5 million higher than operating income for the nine months ended September 30, 2001, with NorthWestern Energy LLC's Montana operations contributing $19.7 million in income.

COMMUNICATIONS SEGMENT OPERATIONS

        Revenues for the communications segment in the third quarter of 2002 were $183.3 million, a decline of $61.2 million, or 25.0%, from revenues of $244.4 million in the third quarter of 2001. The decline was due to overall market softness in the technology and communication segments of the industry partially offset by a change in the mix of revenues toward certain higher margin activities. For the nine months ended September 30, 2002, revenues were $595.5 million, or $219.0 million lower than revenues for the nine months ended September 30, 2001. The decline was due to revisions made in May 2001 to the original agreements executed in association with the acquisition of the Lucent Technologies' Growing and Emerging Markets ("Lucent GEM") business in March 2002, which eliminated minimum sales referral obligations of Avaya, Inc. (formerly Lucent Technologies) and increased the volume of higher-margin recurring revenue service maintenance contracts. In addition, overall market softness further depressed revenues.

        Cost of sales in the third quarter of 2002 were $102.2 million, a decline of $41.1 million from cost of sales in the third quarter of 2001 of $143.3 million. The decrease in cost of sales principally resulted from the lower sales volumes and efforts to continue to improve the revenue mix by reducing cost intensive equipment sales and increasing lower cost and higher margin service sales. In addition, a new technical assistance call center agreement signed with Avaya in March 2002 resulted in $10.1 million of reduced costs during the quarter ended September 30, 2002. Cost of sales for the first nine months of 2002 decreased 33.4% to $343.7 million when compared to cost of sales for the first nine months of 2001. As with the quarter, the nine month decrease is also due primarily to the lower sales volumes, sales mix changes and renegotiated terms with Avaya.

        Gross margin in the third quarter of 2002 was $81.0 million, a decline of $20.1 million compared to gross margin in the third quarter of 2001. The decrease in gross margin dollars resulted from the overall decline in sales volumes noted above. As a percentage of revenues, gross margin improved from 41.4% in the third quarter of 2001 to 44.2% in the third quarter of 2002. The improvement was principally a result of changes in sales mix by increasing higher margin maintenance and service revenues as compared to lower margin equipment sales. Additionally, the aforementioned new technical assistance call center agreement with Avaya reduced cost of sales and thereby also improved margin percentages. For the nine months ended September 30, 2002, gross margins were $251.8 million as compared to $298.2 million for the nine months ended September 30, 2001. This decrease is attributable to the lower sales volumes mentioned above, offset in part by the new agreement with Avaya and the change toward certain higher margin activities. Gross margin percentage for the nine month period in 2002 increased to 42.3% as compared to 36.6% for 2001 for similar reasons as noted in the quarter fluctuations.

        Operating expenses in the third quarter of 2002 were $72.4 million, a decline of $47.5 million from results in the third quarter of 2001. Selling, general and administrative expenses declined $48.8 million to $58.4 million in the third quarter of 2002 from $107.3 million for the third quarter of 2001. As a percentage of revenues, selling, general and administrative expenses improved from 43.9% in the third quarter of 2001 to 31.9% in the third quarter of 2002. Our communications segment workforce has been reduced throughout 2001 resulting in lower selling, compensation and benefits, travel and other personnel costs. In November 2001, Expanets installed an enterprise software system, the EXPERT system, and although additional costs have been incurred during 2002 and are expected to be incurred in 2003 to enhance the system's operational capabilities, the system has eliminated redundant costs incurred under the former transition service agreements executed with Avaya as part of the original Lucent GEM acquisition. The system is now operational and savings are expected to continue throughout 2002 from both efficiencies and the reduction of non-capitalizable integration costs from the project. Deployment of Expert to date, including training and refinement, has affected operations, billing and collections from customers, and those issues may continue to affect Expanets' operations going forward. In the integration of customers and the migration to Expert, Expanets experienced billing lapses and data conversion issues that may cause a need to increase the current reserve for bad debt, which could negatively impact financial performance in future quarters. Expanets is in negotiations with Avaya, which had previously been providing customer services, and made certain commitments with respect to certain customer accounts under the transition service agreements, that may result in mitigation of a significant portion of any potential risks noted above with respect to bad debt reserves. Depreciation expense increased $2.7 million to $6.0 million in the third quarter of 2002 compared to the third quarter of 2001 primarily as a result of depreciating the EXPERT system costs. Amortization expense decreased $1.4 million in the third quarter of 2002 compared to the third quarter of 2001 due to implementation of SFAS No. 142, which has resulted in the discontinuance of the amortization of a portion of the intangibles. For the nine months ended September 30, 2002, operating expenses decreased $145.5 million from the first nine months of 2001. Selling, general and administrative expenses declined $148.5 million for the nine months ended September 30, 2002 to $195.6 million from $344.1 million for the same period in 2001. The primary drivers for the decrease in operating expenses are reduced discretionary spending, lower headcount levels and renegotiated vendor contracts.

        For the nine months ended September 30, 2002, as compared to 2001, depreciation expense increased $9.0 million to $17.6 million from continued capital expenditures. Amortization expense decreased $6.1 million to $21.6 million, again as a result of the SFAS No. 142 implementation.

        Operating income in the third quarter of 2002 was $8.7 million, compared to operating losses of $18.8 million in the third quarter of 2001. The reduction in losses resulted from the substantial decline in operating expenses. Management expects to see continued operational improvements throughout 2002 as a result of continued focus on expense reduction and margin improvement. Operating income for the nine months ended September 30, 2002 of $17.0 million represents a $99.1 million increase when compared to operating losses of $82.1 million for the nine month period ended September 30, 2001. As with the quarter above, the primary driver in this turnaround is due to the substantial decline in operating expenses.

HVAC SEGMENT OPERATIONS

        Revenues in our HVAC division in the third quarter of 2002 were $131.9 million, an increase of $20.7 million, or 18.6%, from results in the third quarter of 2001. Revenues from locations acquired subsequent to September 2001 contributed approximately $13.7 million to the increase in third quarter 2002 results, while revenues from existing locations increased $7.0 million from results in the third quarter of 2001. The increase in existing location revenues is the result of a combination of favorable weather, price increases, and improved operating performance at certain locations. For the nine-month period ended September 30, 2002, revenues reached $344.2 million, a 6.7% growth over the first nine months of 2001. Revenues from locations acquired subsequent to September 2001 contributed approximately $25.9 million to the increase in 2002 results, while revenues from existing locations declined $4.3 million. The decrease in existing location revenues is a result of poor market conditions, mild weather in the first three months of the year, an overall economic downturn, as well as several locations closing down certain divisions to improve overall profitability.

        Cost of sales in the third quarter of 2002 was $84.5 million, an increase of $12.7 million, or 17.7%, from results in the third quarter of 2001. Costs of sales for newly acquired locations added approximately $8.7 million of costs in the third quarter of 2002 compared to the third quarter of 2001 while cost of sales within existing locations increased $4.0 million in the third quarter of 2002 compared to the third quarter of 2001. The increase in costs was primarily the result of increased sales volume, offset by cost efficiencies in the field. For the nine months ended September 30, 2002, costs of sales reached $218.4 million, a $15.3 million increase over costs for the first nine months of 2001. Cost of sales from locations acquired subsequent to September 30, 2001, contributed approximately $16.1 million, while cost of sales within existing locations declined $0.8 million. This decrease is due primarily to the reduced sales activity mentioned above net of price increases for labor and materials.

        Gross margin in the third quarter of 2002 was $47.4 million, an increase of $8.0 million from results in the third quarter of 2001. Gross margin from acquired locations contributed $4.9 million in the third quarter of 2002, while gross margin within existing locations increased by $3.1 million in the third quarter of 2002 compared to the third quarter of 2001. This increase is a result of the revenue increase, offset in part by the increased cost of sales noted above. As a percentage of revenues, gross margins increased from 35.5% in the third quarter of 2001 to 36.0% in the third quarter of 2002. Gross margin for the nine months ended September 30, 2002 increased $6.3 million to $125.8 million over margins for the nine months ended September 30, 2001. As with the quarterly results, subsequent acquisitions account for $9.8 million of growth, but were offset by a decrease in gross margin for existing locations of $3.5 million. As a percentage of revenues, gross margins for the nine-month periods ending September 30, 2001 and 2002 declined from 37.0% to 36.5%, respectively, due mainly to cost pressures.

        Operating expenses in the third quarter of 2002 were $44.6 million, an increase of $4.1 million, or 10.0%, compared to third quarter of 2001. Selling, general and administrative expenses increased $6.9 million in the third quarter of 2002 from results in the third quarter of 2001. Acquired locations added approximately $3.4 million of costs in the third quarter of 2002 while expenses within the existing locations also increased $3.4 million, or 9.5% in the third quarter of 2002. The increase is primarily attributable to operating leases for our service vehicles and increased corporate expenses for professional services, new hire relocations and increased travel. Depreciation expense of $1.4 million for the quarter decreased $1.0 million as compared to the third quarter of 2001. During the second quarter of 2002, the company entered into a vehicle sale-leaseback agreement contributing primarily to the depreciation expense decrease in the third quarter of 2002 as compared to the third quarter of 2001. Amortization expense decreased $1.8 million during the third quarter of 2002 from results in the third quarter of 2001. This decrease is primarily attributable to lower amortization due to implementation of SFAS No. 142, which has resulted in the discontinuance of the amortization of a portion of the intangibles. For the nine months ended September 30, 2002, operating expenses were $124.2 million, an increase of $4.7 million, or 4.0%. Selling, general and administrative expenses increased $10.9 million for the nine months ended September 30, 2002 from the first nine months of 2001.

        Acquired locations added approximately $7.0 million of costs for the nine months ended September 30, 2002, while expenses within the previously owned operations increased $3.9 million, or 3.6%. Depreciation expense declined between the periods by $1.1 million, due to the sale-leaseback agreement mentioned above. Amortization expense for the nine months ended September 30, 2002, was $5.1 million less than the same period in 2001, as a result of the SFAS No. 142 implementation.

        Operating income in the third quarter of 2002 was $2.8 million, an increase of $3.9 million from an operating loss of $1.1 million in the third quarter of 2001. The increase in operating income is attributable to increased gross margin from increases in sales volume and greater operating cost controls, as well as the elimination of amortization expense due to SFAS No. 142. Operating income for the nine months ended September 30, 2002 was $1.6 million as compared to a breakeven operating result for the nine months ended September 30, 2001. This increase in operating income reflects contributions from acquisitions and improved operating performance at certain locations.

ALL OTHER OPERATIONS

        All Other primarily consists of our other miscellaneous service activities which are not included in the other identified segments, together with the unallocated corporate costs and investments, and any reconciling or eliminating amounts. The miscellaneous service activities principally include non-utility businesses engaged in underground locating services, and a portfolio of services to residential and business customers, including product sales and maintenance contracts in areas such as home monitoring devices and appliances.

        Revenues for the quarter increased $7.5 million to $11.7 million compared to the third quarter of 2001. This growth is attributable to the addition of non-utility operations acquired with NorthWestern Energy LLC's Montana operations, which include revenues from statutory conservation and low income assistance charges, gas stranded costs collected in rates under a securitization program, underground locating services and other unregulated operations, offset by declines in the previously owned operations from reduced sales activity. For the nine months ended September 30, 2002, revenues were $34.3 million, a $22.5 million increase over revenues in the nine-month period ended September 30, 2001. As with the quarter, the increase was primarily a result of the addition of NorthWestern Energy LLC's Montana operations, which added $25.9 million in revenues.

        Cost of sales in the third quarter of 2002 was $3.1 million, an increase of $0.3 million over results in the third quarter of 2001. NorthWestern Energy LLC's Montana non-utility operations added $2.5 million in costs during the third quarter of 2002 while the previously owned operations decreased $1.4 million compared to the third quarter of 2001 due to lower sales levels. Cost of sales for the nine months ended September 2002 increased $5.3 million, or 69.0%, as compared to cost of sales for the first nine months of 2001. This increase was, as with revenues, due to the addition of NorthWestern Energy LLC's Montana operations.

        Gross margin in the third quarter of 2002 was $8.6 million, an increase of $7.1 million over gross margins in the third quarter of 2001. NorthWestern Energy LLC's Montana non-utility operations added $8.6 million in margins while the reduced sales in third quarter 2002 pushed down margins in previously owned operations. As a percentage of revenues, gross margin increased from 35.0% to 73.7% from the higher margin NorthWestern Energy LLC's Montana operations. Gross margin for the nine months of 2002 was $21.3 million, or 409.5% higher than gross margin for the same period of 2001. All of the growth was due to the addition of NorthWestern Energy LLC's Montana operations with a partial offset from a decrease within previously owned operations. Similarly, gross margin percentages increased from 35.2% for 2001 to 62.1% for 2002 due to the influence of the higher margin NorthWestern Energy LLC's Montana operations.

        Operating expenses in the third quarter of 2002 were $12.0 million, an increase of $7.6 million over results in the third quarter of 2001. NorthWestern Energy LLC's Montana non-utility operations added $6.0 million in costs, offset by a decrease in previously owned operations and corporate expenses. Operating expenses for the nine months ended September 30, 2002, were $27.1 million as compared to $16.3 million for the nine months ended September 30, 2001. NorthWestern Energy LLC's Montana operations added $14.7 million in costs while corporate and other expenses decreased $4.3 million.

        Operating loss of $3.4 million in the third quarter of 2002 was an increase of $0.5 million from losses of $2.9 million in the third quarter of 2001. This is a result of reduced volumes within the previously owned operations. For the nine months ended September 30, 2002, operating losses were $5.7 million, a decline of $6.4 million from losses of $12.1 million for the nine months ended September 30, 2001. The declines resulted primarily from reduced operating expenses within the corporate and previously owned operations with a $4.6 million contribution from NorthWestern Energy LLC's Montana operations.

DISCONTINUED PROPANE SEGMENT OPERATIONS

        On January 18, 2002, the board of directors of the general partner of CornerStone announced that it had retained Credit Suisse First Boston Corporation to review strategic options, including the possible sale or merger of CornerStone. At September 30, 2002,we were the largest unitholder of CornerStone, owning a 30% interest in CornerStone, and we own all of the stock of CornerStone's managing general partner. As a result, we have recharacterized our investment in CornerStone to reflect the results of operations of CornerStone as discontinued operations. Accordingly, the results of CornerStone's operations, for all periods reported, are presented separately below income from continuing operations. In conjunction with the adoption of discontinued operations accounting for CornerStone $45.1 million was recorded as a non-cash charge during the first half of 2002 and $55.9 million was recorded as a non-cash charge during the third quarter of 2002.

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

        On August 20, 2002 NorthWestern purchased the lenders' interest in approximately $19.9 million of short-term debt, together with approximately $6.1 million in letters of credit, of CornerStone outstanding under CornerStone's credit facility, which NorthWestern had previously guaranteed. These amounts remain unpaid. No further drawings may be made under that facility. NorthWestern's holding in CornerStone short-term debt and letters of credit ranks equally with CornerStone's senior outstanding debt. During the first quarter of 2002, the Corporation recognized a loss from discontinued operations of $40.0 million, which was comprised of a write-down in its investment in CornerStone of $41.7 million and an offset of $1.7 million in respect of income, net of taxes and minority interests, from CornerStone. Subsequent losses of $5.1 million, net of taxes and minority interests, were recognized in the second quarter of 2002.

        On October 31, 2002, CornerStone's board of directors approved amendments to the partnership's agreements, and NorthWestern contributed to CornerStone its economic interests in the partnership effective November 1, 2002 thereby relinquishing its remaining equity interest to the partnership. As a result of these actions, NorthWestern will no longer be required to consolidate CornerStone for financial reporting purposes after November 1, 2002. In connection with the events occurring in the third quarter end and NorthWestern's evaluation of its financial exposure to CornerStone, NorthWestern recorded an additional after-tax charge of $55.9 million for the third quarter of 2002. A provision for loss on discontinued operations as of September 30, 2002 has been recorded based on management's best estimate of the amounts expected to be realized on the disposition of its investment in CornerStone. The amount the Corporation will ultimately realize could differ from the assumptions used in arriving at the anticipated loss.

LIQUIDITY & CAPITAL RESOURCES

Cash Flows and Cash Position

Operating Activities

        We generate cash to fund our operations through a combination of cash flows from current operations, the sale of our securities and our borrowing facilities. We realized net positive cash inflows from continuing operations of $109.5 million and $106.0 million in the nine months ended September 30, 2002 and 2001, respectively.

Investing and Financing Activities

        Cash flows used in investing activities were $604.2 million in the first nine months of 2002 compared to $95.2 million in the first nine months of 2001. The increase was principally due to the acquisition of NorthWestern Energy LLC's Montana operations during 2002 which accounted for approximately $515.0 million, offset partially by proceeds of $23.0 million from the sale-leaseback transactions executed during second and third quarter of 2002, and continued maintenance and growth capital expenditures. Maintenance capital expenditures are capital expenditures incurred in order to maintain our business as it exists at that time. Growth capital expenditures are capital expenditures incurred in order to grow our business in any respect. Cash flows provided by financing activities were $584.6 million in the first nine months of 2002 compared to $13.2 million in the first nine months of 2001. The increase was primarily due to proceeds received from our $720.0 million senior notes offering discussed below, which was used to pay our acquisition term loan used to finance the acquisition of NorthWestern Energy LLC's Montana operations, and the trust preferred securities offerings discussed below.

        Our cash, cash equivalents, investments and marketable securities and other non-current investments totaled $158.5 million as of September 30, 2002, as compared to $100.1 million as of December 31, 2001. The increased balance is primarily from the addition of the NorthWestern Energy LLC's Montana operations. During 2002, we raised cash proceeds from the following offerings of our securities and new debt facilities.

        On January 15, 2002, NorthWestern Capital Financing II sold 270,000 shares of its 8 1/4% trust preferred securities pursuant to an over allotment option. We received approximately $6.5 million in net proceeds from the offering, which we used for general corporate purposes and to repay a portion of the amounts outstanding under our old credit facility. The 8 1/4% trust preferred securities will be redeemed either at maturity on December 15, 2031, or upon early redemption.

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

        On February 15, 2002, in connection with our acquisition of The Montana Power Company's energy distribution and transmission business, we assumed $488.0 million of debt and preferred stock net of cash received from The Montana Power Company and we drew down a $720.0 million term loan and $19.0 million swing line commitment under our $280.0 million revolving credit facility to fund our acquisition costs and repay borrowings of $132.0 million outstanding under our existing recourse bank credit facility. The $488.0 million of assumed debt and preferred stock includes various series of mortgage bonds, pollution control bonds and notes that bear interest rates of between 5.90% to 8.95%. These include both secured and unsecured obligations with maturities that range from 2003 to 2026.

        On March 13, 2002, we issued $250.0 million of our 7 7/8% senior notes due March 15, 2007, and $470.0 million of our 8 3/4% senior notes due March 15, 2012, which resulted in net proceeds to us of $714.1 million. We have applied these net proceeds together with available cash to fully repay and terminate the $720.0 million term loan portion of our credit facility. On March 28, 2002, we entered into two fair value hedge agreements, each of $125.0 million, to effectively swap the fixed interest rate on our $250.0 million five-year senior notes to floating interest rates at the three-month LIBOR plus spreads of 2.32% and 2.52%, effective as of April 3, 2002. These fair value hedge agreements were settled on September 17, 2002 resulting in $17.0 million proceeds and unrecognized gain to the Corporation. The unrecognized gain is recorded in Other Non-Current Liabilities and will be recognized as a reduction of interest expense over the remaining life of the notes. On the nine remaining coupon payments on the five-year notes, the amortization of the gain equates to a $1.9 million interest saving per coupon payment, effectively lowering the annual interest rate to 6.3%. On October 22, 2002 we completed our offer to exchange $250.0 million aggregate principal amount of our 7 7/8% senior notes due 2007 and $470.0 million aggregate principal amount of our 8 3/4% senior notes due 2012, which are registered under the Securities Act of 1933, as amended, for an equal amount of our outstanding 7 7/8% senior notes due 2007 and our 8 3/4% senior notes due 2012, which were not registered under the Securities Act.

        On July 31, 2002, we redeemed all 26,000 outstanding shares of our 4 1/2% series preferred stock at $110.75 per share, resulting in a cash outlay of $2.9 million. On August 15, 2002, we repurchased all 11,500 outstanding shares of our 6 1/2% series redeemable preferred stock at $101.35 per share, resulting in a cash outlay of $1.1 million.

        On October 8, 2002, we issued 10 million shares of common stock at $8.75 per share. We received approximately $83.1 million in net proceeds from the offering, which we used to reduce short-term debt.

  Summary of Contractual Obligations

        We and our subsidiaries had the following long-term and short-term debt, mandatorily redeemable preferred securities and other commitments outstanding as of September 30, 2002:

	Total	2002	2003	2004-2006
Recourse Debt:	(in thousands)
Senior Notes, 7 7/8% and 8 3/4%	$720,000	$—	$—	$—
Discount on Notes	(827)	—	—	—
Mortgage Bonds, 7.00% & 7.10%	115,000	—	—	60,000
Senior Unsecured Debt, 6.95%	105,000	—	—	—
Pollution Control Obligations, 5.85% & 5.90%	21,350	—	—	—
Credit facility(1)	231,000	—	6,000	225,000
NorthWestern Energy LLC Debt—
First Mortgage Bonds, 7.30%, 8.25%, 8.95 and 7.00%	157,197	—	—	155,386
Discount on Bonds	(3,308)	—	—	—
Pollution Control Obligations, 6.125% & 5.90%	170,205	—	—	—
Secured Medium Term Notes, 7.25% & 7.23%	28,000	—	15,000	—
Unsecured Medium Term Notes, 7.07%,7.96 & 7.875%	40,000	—	—	15,000
Natural Gas Transition Bonds, 6.20%	50,866	—	4,364	13,508
8.45% mandatorily redeemable preferred securities of subsidiary trust	65,000	—	—	—
Nonrecourse Debt:
Montana Megawatts facility, LIBOR+1.50%(2)(3)	27,500	27,500	—	—
Blue Dot facility	20,000	—	—	20,000
Expanets facility(4)	40,088	40,088	—	—
Other debt, various	28,858	323	916	27,619
Capital and Operating Leases:
Capital leases	13,946	5,683	4,146	4,117
Future minimum operating lease payments	323,256	22,569	49,475	120,609
Mandatorily Redeemable Preferred Securities of Subsidiary Trusts:
8.125% mandatorily redeemable preferred securities of subsidiary trust	32,500	—	—	—
7.20% mandatorily redeemable preferred securities of subsidiary trust	55,000	—	—	—
8 1/4% mandatorily redeemable preferred securities of subsidiary trust	106,750	—	—	—
8.10% mandatorily redeemable preferred securities of subsidiary trust	111,000	—	—	—

Total	$2,458,381	$96,163	$79,901	$641,239

(1)
In addition, as of September 30, 2002, NorthWestern had letters of credit totaling $21.4 million outstanding under its $280.0 million revolving credit facility. Up to $225.0 million of the balance of this credit facility outstanding on February 11, 2003 may be converted on February 14, 2003 to a term loan that expires on February 14, 2004.

(2)
LIBOR refers to the London Interbank Offered Rates.

(3)
NorthWestern unconditionally guaranteed up to $27.5 million of this facility. The maximum amount that could be borrowed under the facility was $55.0 million. We paid $27.5 million of the loan on September 28, 2002 and repaid the remaining $27.5 million outstanding on October 18, 2002.

(4)
This facility had an outstanding balance of $40.2 million as of November 11, 2002. We expect to continue to reduce the balance of this facility on a monthly basis in the ordinary course of business. Amounts repaid under this facility may not be reborrowed. If Expanets defaults under this facility, we may be obligated to purchase inventory and accounts from Avaya in an amount equal to the outstanding balance of the facility.

        Since we have accounted for CornerStone as a discontinued operation, the above table does not include $410.0 million of 7.33%, 7.53%, 8.08%, 8.27% and 10.26% senior secured notes of CornerStone and $34.0 million of notes payable and capital lease obligations of CornerStone, which are non-recourse to us, all of which was outstanding at September 30, 2002. $41.8 million of CornerStone's senior secured notes mature in 2003 and $152.2 million of CornerStone's senior secured notes mature in 2004 through 2006. On August 5, 2002, CornerStone announced that it had elected not to make an interest payment aggregating approximately $5.6 million on three classes of its senior secured notes, which was due on July 31, 2002, and was continuing to review financial restructuring and strategic options, including the potential commencement of a Chapter 11 case under the United States Bankruptcy Code. On August 20, 2002, NorthWestern purchased the lenders' interest in approximately $19.9 million of short-term debt, together with approximately $6.1 million in letters of credit, of CornerStone outstanding under CornerStone's credit facility, which NorthWestern had previously guaranteed. Such amounts remain unpaid and no further drawings may be made under that facility. Recently, CornerStone's board of directors approved amendments to the partnership's agreements, and NorthWestern contributed to CornerStone its economic interests in the partnership thereby relinquishing its remaining equity interest to the partnership. As a result of these actions, NorthWestern will no longer be required to consolidate CornerStone for financial reporting purposes as of November 1, 2002.

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

        Our $280.0 million revolving credit facility bears interest at a variable rate tied to the London Interbank Offered Rate plus a spread of 1.5% based on our current credit ratings and accrued interest at 3.35% per annum as of September 30, 2002. As of November 11, 2002, we had $175.0 million of outstanding borrowings under our $280.0 million credit facility and $84.4 million available after consideration of letters of credit issued. Our revolving credit facility expires on February 14, 2003, although we may convert up to $225.0 million of the aggregate amount outstanding as of February 11, 2003 into a term loan on a non-revolving basis that matures on February 14, 2004. The credit agreement with respect to our revolving credit facility contains a number of representations and warranties and imposes a number of restrictive covenants that, among other things, limit our ability to incur indebtedness and make guarantees, create liens, make capital expenditures, pay dividends and make investments in other entities. In addition, we are required to maintain certain financial ratios, including:

  •
  net worth, on the last day of each fiscal quarter, of at least $350.0 million;

  •
  a funded debt to capital ratio on the last day of each fiscal quarter of no greater than 72% as of the last day of each fiscal quarter ending prior to February 14, 2003 and 68% for any quarter ending thereafter; and

  •
  a ratio of utility business EBITDA to consolidated recourse interest expense on the last day of each fiscal quarter of at least 2.00 to 1.00. During 2002, the ratio is calculated for the period from January 1, 2002 through the end of the respective fiscal quarter. Thereafter, the ratio is calculated based on the four most recent fiscal quarter period.

        For purposes of the above ratios:

  •
  net worth includes the sum of shareholders' equity (exclusive of losses from discontinued operations), preferred stock, preference stock and corporation obligated mandatorily redeemable preferred securities of subsidiary trusts;

  •
  funded debt includes our consolidated indebtedness, excluding non-recourse debt;

  •
  total capital includes the sum of funded debt, shareholders' equity (exclusive of losses from discontinued operations), preferred stock, preference stock and corporation obligated mandatorily redeemable preferred securities of subsidiary trusts; and

  •
  utility business EBITDA includes the sum of the operating income of the utility business, plus, without duplication and to the extent reflected as a charge in the statement of income of the utility business, depreciation and amortization.

        We were in compliance with all ratios for the quarters ended March 31, June 30 and September 30, 2002. As of September 30, 2002, our net worth was $770.2 million, our debt-to-capital ratio was 69.2% and our ratio of utility business EBITDA to consolidated recourse interest expense was 2.28 to 1.00 (2.21 to 1.00 when including non-cash imputed interest on the regulatory liabilities related to qualified facilities contracts assumed in connection with the acquisition of our Montana operations. The debt-to-equity ratio calculations for the fourth quarter will incorporate our equity offering completed October 8, 2002).

        The NorthWestern Energy LLC First Mortgage Bonds are four series of bonds that The Montana Power Company issued, that are secured by substantially all of the electric and natural gas assets of NorthWestern Energy LLC. These bonds mature in 2005, 2006, 2007 and 2022.

        The NorthWestern Energy LLC Pollution Control Obligations are three obligations that The Montana Power Company issued in 1993 that are secured by substantially all of the electric and natural gas assets of NorthWestern Energy LLC. These bonds mature in 2023.

        The NorthWestern Energy LLC Secured Medium Term Notes are two obligations that The Montana Power Company issued, that are secured by substantially all of the electric and natural gas assets of NorthWestern Energy LLC. These bonds mature in 2003 and 2008.

        The NorthWestern Energy LLC Unsecured Medium Term Notes are three general obligations that The Montana Power Company issued. These bonds mature in 2006 and 2026.

        The NorthWestern Energy LLC Natural Gas Transition Bonds were issued by the Montana Power Company and are secured by substantially all of the electric and natural gas assets of NorthWestern Energy LLC. These bonds mature in 2012.

Nonrecourse Debt

        The Expanets facility represents a short-term line of credit provided to Expanets by Avaya for the purpose of financing purchases of Avaya products. This facility was amended to extend the repayment term through December 31, 2002 and had an outstanding balance of $40.1 million as of November 11,

2002. We expect to continue to reduce the balance of this facility on a monthly basis in the ordinary course of business. Amounts repaid under this facility may not be reborrowed. If Expanets defaults on this facility, we may be obligated to purchase the outstanding balance in inventory and accounts from Avaya. As of September 30, 2002, the effective interest rate of this loan was 15%.

        Montana Megawatts I, LLC, one of our wholly-owned subsidiaries, was a party to a 365-day term loan facility providing for loans in an aggregate principal amount of $55.0 million with ABN AMRO Bank N.V. and Bank of Scotland to finance the purchase of certain equipment and related expenses for a 240-megawatt natural gas-fired generation project currently under construction in Great Falls, Montana. The loans bore interest at LIBOR plus 1.00% on the first $27.5 million outstanding and LIBOR plus 1.50% on amounts outstanding in excess of $27.5 million and matured one-half on September 28, 2002 and one-half on October 18, 2002. We paid $27.5 million of the loan on September 28, 2002 and repaid the remaining $27.5 million outstanding on October 18, 2002.

        On August 30, 2002, Blue Dot closed on a $20.0 million working capital line provided by US Bank, which is secured by substantially all of the assets of Blue Dot. As of September 30, 2002, the working capital line is fully drawn; of which $17.0 million was used to reimburse NorthWestern for certain liabilities owed and the remaining $3.0 million was used for Blue Dot working capital purposes. In order to maintain the working capital line's current size, Blue Dot must generate a certain level of monthly cash flows in the ordinary course of business and maintain certain levels of accounts receivable and inventory, as well as meet certain levels of EBITDA and fixed charge coverage. In addition, the working capital line contains certain covenants and restrictions, which, if violated, could trigger an acceleration of repayment requirements. The credit facility has various implicit interest rates depending on annual EBITDA, which range from Prime plus 1.00% to Prime plus 0.25%. Blue Dot's current implicit rate is Prime plus 0.75%, while the effective rate as of September 30, 2002 was 5.50% (4.75% base rate + 0.75%). Under the current facility agreement, the revolving loan facility shall terminate on August 31, 2005. Subsequent to September 30, 2002, Blue Dot paid down the working capital line by $4.0 million.

        The Other Debt includes a $35.0 million subordinated note payable to Avaya. In April 2000, Expanets completed a transaction to purchase the Lucent GEM business and, as part of the transaction, Expanets issued Avaya a $35.0 million subordinated note and a $15.0 million convertible note. The $15.0 million note converted into Series D Preferred Stock of Expanets prior to the end of 2001. The $35.0 million subordinated note, which matures on March 31, 2005, is discounted at September 30, 2002, to $28.9 million, as it is noninterest bearing.

        The capital lease obligations are principally used to finance equipment purchases and capital leases and notes payable assumed by our subsidiaries in connection with their respective acquisitions of other businesses.

        NorthWestern has a financial commitment related to certain vehicles under operating leases by Expanets and Blue Dot, in the event of default and subsequent failure to cure the default by Expanets or Blue Dot. At September 30, 2002 the amount of this financial commitment is approximately $24.2 million.

CAPITAL REQUIREMENTS

        We expect to fund our day-to-day operations through our operating cash flows, our current cash and cash equivalents, and our borrowing facilities. Our principal capital requirements include continued funding for growth of existing business segments; funding new corporate investment and development ventures; funding maintenance and expansion programs; funding debt and preferred stock retirements, sinking fund requirements, and the payment of dividends to our common shareholders, all of which may require us to incur additional debt or sell or issue additional equity securities.

        Maintenance capital expenditures for property, plant and equipment for the nine months ended September 30, 2002 and 2001 were $40.6 million and $33.1 million, respectively. We estimate that our maintenance capital expenditures for 2002 and 2003 will be $57.4 million and $75.5 million, respectively. Our maintenance capital expenditures are continually examined and evaluated and may be revised in light of changing business operating conditions, variations in sales, investment opportunities and other business factors.

        As of September 30, 2002, debt facilities totaling $104.0 million were maintained by us or our subsidiaries and will mature in 2002 and 2003 and will need to be repaid or extended, including:

  •
  Expanets' $125.0 million nonrecourse equipment purchase financing facility with Avaya expires on December 31, 2002 and had an outstanding balance of $40.2 million as of November 11, 2002. We expect to continue to reduce the balance of this facility on a monthly basis in the ordinary course of business. Amounts repaid under this facility may not be reborrowed; and

  •
  Our $280.0 million working capital facility, which is scheduled to mature on February 14, 2003 although we may convert up to $225.0 million of the aggregate amount outstanding as of February 11, 2003 into a term loan on a non-revolving basis that matures on February 14, 2004. If we elect to exercise our option to convert the balance under our revolving credit facility into a term loan, we will need to repay or refinance such debt on or prior to its maturity in February 2004. As of November 11, 2002, this facility had an outstanding balance of $231.0 million.

        In addition, on August 20, 2002 NorthWestern purchased the lenders' interest in approximately $19.9 million of short-term debt, together with approximately $6.1 million in letters of credit, of CornerStone outstanding under CornerStone's credit facility, a portion of which was outstanding on June 30, 2002 and which NorthWestern had previously guaranteed. Such amounts remain unpaid. No further drawings may be made under this facility.

        We intend to reduce and/or refinance the outstanding balance of these obligations through a combination of the issuance of additional equity securities, (through one or more public offerings and/or private placements), refinancing credit facilities or other indebtedness arrangements, and/or applying a portion of our free cash flow and/or the net proceeds from sales of non-core assets. However, there can be no assurance that we will be successful in our refinancing endeavors. See "Risk Factors-Our growth strategy is subject to risks and uncertainties, including those related to the integration of acquired businesses" and "Risk Factors-We will need significant additional capital to refinance our indebtedness that is scheduled to mature and for other working capital purposes, which we may not be able to obtain."

        Several of the maturing obligations are obligations of our subsidiaries. If the subsidiaries are unable to secure alternate financing, we may need to provide them with additional financing to repay these maturing obligations and to fund their operations.

        Blue Dot has expanded its operations by acquiring existing complementary businesses. These acquisitions have been funded primarily by NorthWestern, but also, in part, through Blue Dot's prior credit facility. Future growth will primarily be from organic opportunities rather than acquisitions. Blue Dot obtained a $20.0 million revolving line of credit on August 30, 2002, which matures in 2005. As of September 30, 2002, the line was fully utilized.We may need to provide Blue Dot with additional funding for general operating or other purposes.

        Expanets is in the process of seeking an asset-backed commercial credit facility to replace the Avaya line of credit and to provide operating capital to fund its day-to-day operations. If Expanets is unable to secure an acceptable facility, it will be likely that we will need to provide Expanets with additional funding for general operating purposes. Additionally, Expanets is in the process of enhancing the operational capabilities of its new enterprise software system, which it calls the EXPERT system.

We expect that Expanets will invest additional funds in the EXPERT system to enable further operating efficiencies. We have in the past, and may need to in the future, provide Expanets with funding for other working capital purposes until Expanets refinances the Avaya line of credit.

        We will continue to review the economics of extending the maturity dates or refinancing short-term debt and retiring or refunding remaining long-term debt and preferred stock to provide financial flexibility and minimize long-term financing costs. We may continue to make investments in Blue Dot and Expanets. We have made $363.6 million in aggregate preferred stock investments in Expanets and $384.3 million in aggregate preferred stock investments in Blue Dot through September 30, 2002. Additionally, we had intercompany advances and loans to Expanets totaling $191.2 million outstanding as of September 30, 2002. We anticipate repayment of these amounts commencing in 2003 depending on the terms of the asset-backed facility that Expanets is negotiating. Pursuant to our growth strategy, we have evaluated, and expect to continue to evaluate, possible acquisitions in related and other industries on an ongoing basis and at any given time may be engaged in discussion or negotiations with respect to possible acquisitions. Some of these acquisitions may be significant and might require us to raise additional equity and/or incur debt financings, which are subject to certain risks and uncertainties. See "Risk Factors-Our growth strategy is subject to risks and uncertainties, including those related to the integration of acquired businesses."

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

Minority Interest in Consolidated Subsidiaries

        Many of our acquisitions at Expanets and Blue Dot have involved the issuance of common or preferred stock in those subsidiaries to the sellers of the acquired businesses. In connection with certain acquisitions of Expanets and Blue Dot, the sellers can elect to exchange the stock of Expanets and Blue Dot for cash at a predetermined exchange rate. Our investments in Expanets and Blue Dot are principally in the form of senior preferred stock with voting control and a liquidation preference over the common stock. We are required to consolidate the financial results of Expanets and Blue Dot because of our voting control. The common and junior preferred stock issued to third parties in connection with acquisitions may create minority interests, which are junior to our preferred stock interests. Operating losses at Expanets and Blue Dot have been allocated first to the junior shareholders of each subsidiary in proportion to their respective equity ownership to the extent the allocation does not exceed the minority interest of such shareholders in the equity capital of the subsidiary after giving effect to any put options or exchange agreements, and thereafter is allocated to the senior preferred shareholders of each subsidiary in the order of priority equal to the liquidation preference of each series of preferred stock.

        In connection with its issuance of shares of Class C common stock, Blue Dot has entered into certain call option agreements and call and put option agreements giving Blue Dot the right to repurchase these shares. The call and put option agreements also give the holders of the Class C common stock the right to put these shares to Blue Dot at their adjusted book value if there has not been an initial public offering, or IPO, of shares of Blue Dot's common stock by a specified date. In addition, certain of the call and put option agreements give the holders of shares received in the IPO the right to put the these shares to Blue Dot at the lesser of the IPO price and the market price at the time of the put.

        Certain Class C holders may also be entitled to receive certain payments under earnout arrangements that were put in place at the time the Class C common stock was issued. The earnout payments can vary depending upon the performance of the designated operating unit associated with the shares. In each case, the maximum earnout payment that may be required to be paid equals or exceeds the original issuance price of the Class C common stock. These earnout arrangements provide for payments in cash, cash and preferred stock of Blue Dot, and/or shares of NorthWestern stock that have been registered for resale. The preferred stock that is issued in connection with these arrangements may be exchanged by the holder for cash, or, at the election of NorthWestern, shares of NOR stock, at a predetermined exchange rate at the holder's election.

        Exchange agreements totaling $6.0 million and $6.0 million for Expanets and $3.9 million and $8.6 million for Blue Dot remained outstanding and were included in minority interests as of September 30, 2002 and December 31, 2001, respectively. The equity held by third parties of these entities is as follows:

	Third Party Equity Reflected as Minority Interests
		At December 31,
	At September 30, 2002
		2001	2000
	(in thousands)
Expanets	$5,972	$17,124	$140,390
Blue Dot	3,868	12,439	51,691
Other	493	504	751

Total	$10,333	$30,067	$192,832

        The Minority Interests in Net Loss of Consolidated Subsidiaries contained in our consolidated statements of income is the income (loss) of our subsidiaries, which is allocable to minority interests. In order to determine the allocation of income (loss) to minority interests, preferred dividends and corporate services allocations are deducted from the income (loss) before minority interests reported in our segment disclosures in order to arrive at the Minority Interests in Net Loss of Consolidated Subsidiaries contained in our consolidated statements of income. The corporate services allocations relate to certain services NorthWestern provides to, and is reimbursed from, its subsidiaries for management services, including insurance, administrative support for employee benefits, transaction structuring, financial analysis and information technology. These services are discussed in Note 1 "Significant Accounting Policies-Related Party Transactions" to NorthWestern's annual consolidated financial statements. The preferred dividends relate to dividends on our 12% coupon Preferred Stock of Expanets and our 11% coupon Preferred Stock of Blue Dot. The preferred dividends and corporate services allocations are eliminated in consolidation. The net income (loss) before minority interests and net income (loss) available to common equity holders reported in our segment disclosures includes the portion of interest expense on our $51.4 million loan to Expanets which is allocable to third party minority interests.

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

	Nine months ended September 30, 2002 (in thousands)
	HVAC (Blue Dot)	Communications (Expanets)		Total
Income (loss) before minority interests	$857	$(3,746	)(1)	$(2,889)
Preferred dividends	(29,192)	(32,442)		(61,634)
Management fees	(2,055)	(3,149)		(5,204)

Net income (loss) available to common equity holders	$(30,390)	$(39,337)		$(69,727)

Income (loss) allocation to shareholders:
NorthWestern	$(18,528)	$(28,185)		$(46,713)
Minority interests	(11,862)	(11,152)		(23,014)

Total	$(30,390)	$(39,337)		$(69,727)

(1)
Expanets' loss before minority interests includes $5.2 million of after tax interest expense on amounts due to NorthWestern.

	Nine months ended September 30, 2001 (in thousands)
	HVAC (Blue Dot)	Communications (Expanets)		Total
Income (loss) before minority interests	$(4,109)	$(74,739	)(2)	$(78,848)
Preferred dividends	(19,785)	(24,100)		(43,885)
Management fees	(2,285)	(6,764)		(9,049)

Net income (loss) available to common equity holders	$(26,179)	$(105,603)		$(131,782)

Income (loss) allocation to shareholders:
NorthWestern	$(20,661)	$(123)		$(20,784)
Minority interests	(5,518)	(105,480)		(110,998)

Total	$(26,179)	$(105,603)		$(131,782)

(2)
Expanets' loss before minority interests includes $1.8 million of after tax interest expense on amounts due to NorthWestern.

        Preferred dividends for the nine months ended September 30, 2002 of $32.4 and $29.2 million for Expanets and Blue Dot, respectively, represent increases of $8.5 million and $9.4 million, respectively, which reflect increased investments by NorthWestern in the preferred stock of each entity. Corporate allocations for the nine months ended September 30, 2002 of $3.1 and $2.1 million for Expanets and Blue Dot, respectively, represent decreases of $3.6 million and $0.2 million, respectively, for Expanets and Blue Dot. The decrease at Expanets is primarily due to reduced services provided by NorthWestern related to the non-recurring transition and integration expenses related to the acquisition of the Lucent GEM assets. The decrease at Blue Dot is due to a reduction of corporate services provided by NorthWestern.

        During the second quarter and third quarter of 2002, Blue Dot completed five acquisitions. Consideration paid to the sellers in these acquisitions included cash consideration of $15.6 million and the issuance of Blue Dot common stock. The initial recording of the acquisitions consummated in the second quarter included a preliminary assigned value of $8.1 million to the common stock issued to the former owners, against which losses of Blue Dot have been allocated in the second quarter. For the third quarter acquisitions no amounts have been recorded for the common stock issued. A third-party will be retained in the fourth quarter by Blue Dot to complete the valuation of the consideration given in the acquisitions and the purchase price allocations. Any adjustments related to these acquisitions will be recorded in the fourth quarter.

        As of September 30, 2002, no remaining minority interest basis existed against which to allocate losses. Accordingly, if such subsidiaries incur operating losses in the future, unless additional minority interest is created, our share of any such losses will be recognized in our operating results. Different capital structures in the future or unanticipated future operating results, either positive or negative, could result in materially different results.

        As of September 30, 2002, our common stock basis in Expanets and Blue Dot was zero as a result of losses applicable to common stock of those entities that was allocated to us based on our common stock ownership. As of September 30, 2002, our preferred stock basis in Expanets and Blue Dot was $335.7 million and $328.6 million, respectively. In addition, we also had intercompany advances and loans to Expanets totaling $191.2 million outstanding at September 30, 2002. We anticipate repayment of these amounts commencing in 2003, depending upon the terms of the asset-backed facility that Expanets is negotiating. We had an intercompany advance to Blue Dot totaling $3.6 million as of September 30, 2002, which we anticipate is likely to be repaid in 2003.

Derivative Financial Instruments

        We have entered into commodity futures contracts for natural gas to attempt to reduce the risk of future price fluctuations. Any increase or decrease in the values of these contracts is reported as gains and losses in our consolidated statements of income. The fair value of fixed-price commodity contracts are estimated based on market prices of natural gas, natural gas liquids and crude oil for the periods covered by these contracts.

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires every derivative instrument, including certain derivative instruments embedded in other contracts, to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires any changes in the derivative's fair value to be currently recognized in earnings, unless specific hedge accounting criteria are met. We adopted the provisions of SFAS No. 133, as amended, effective July 1, 2000, consistent with the timing of CornerStone's adoption of SFAS No. 133. See "Risk Factors—Changes in commodity prices may increase our cost of producing and distributing electricity and distributing natural gas or decrease the amount we receive from selling electricity and natural gas, adversely affecting our financial performance and condition."

SFAS No. 142, Goodwill and Other Intangible Assets and Long-Lived Assets

        SFAS No. 142, which was issued during 2001 and is effective for all fiscal years beginning after December 15, 2001, eliminates amortization of goodwill and allows amortization of other intangibles only if the assets have a finite, determinable life. Based on SFAS No. 142, we are required to perform an impairment analysis of intangible assets at the reporting unit level, at least annually, to determine whether the carrying value exceeds the fair value. In instances where the carrying value is less than the fair value of the asset, an impairment loss must be recognized.

        The Corporation adopted SFAS No. 142 effective January 1, 2002, retained an independent appraiser to determine whether an impairment charge was necessary at the date of adoption, and such independent appraiser determined that no impairment charge was required at the date of adoption. We have selected October 1 as the date for its annual goodwill impairment test. The annual valuations are currently in process for all reporting units. CornerStone adopted SFAS No. 142 during its fiscal year ended June 30, 2001. As noted in CornerStone's Current Report on Form 8-K dated September 11, 2002, filed with the Securities and Exchange Commission on September 12, 2002, CornerStone's preliminary evaluation of the impact of adopting SFAS No. 142 indicates that CornerStone is likely to have a material write-off of its goodwill and intangibles. Amortization of goodwill totaled $11.3 million, $19.8 million and $7.0 million for the years ended December 31, 2001, 2000 and 1999, respectively, excluding CornerStone. Had we adopted the provisions of SFAS No. 142 in those years, it would have resulted in an increase to earnings on common stock, net of taxes and minority interests, of $8.6 million, $6.3 million and $20,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Basic earnings per share would have increased $0.35 and $0.27 for 2001 and 2000, respectively, with no impact for 1999. Diluted earnings per share would have increased by $0.36 and $0.27 for 2001 and 2000, respectively, with no impact for 1999.

        Property, plant and equipment, and intangibles that may be amortized pursuant to SFAS No. 142 are depreciated and amortized over their useful lives. The useful life of an asset is based on our estimate of the period that the asset will provide benefit. Pursuant to SFAS No. 144, we review all long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as measured by the future undiscounted cash flows expected to be generated by the asset. While management currently believes that estimated future cash flows will be sufficient to recover such assets, there can be no assurance that such estimates will be achieved. If estimated future cash flows are not achieved, we may need to record impairment charges on these assets in future periods. If such an asset is considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

        SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in October 2001. It establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 effective January 1, 2002.

        SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002. It eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. It also requires sale-leaseback treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We will adopt SFAS No. 145 on January 1, 2003. As a result of the adoption, effective January 1, 2003, the Corporation will be required to reflect the extraordinary loss on debt extinguishments of $13.5 million, net of tax, incurred in 2002 as part of operations.

        SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002. It requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, including lease termination costs and certain employee termination benefits that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the statement on our results of operations and financial position is currently under review by management.

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

Recent Litigation

        In December 1999, The Montana Power Company, now known as Touch America Holdings, Inc., completed the sale of its electric generation assets to PPL Montana. On August 16, 2001, eight individuals filed a lawsuit in Montana State District Court, naming Montana Power, all of its outside directors and certain officers, PPL Montana, and Goldman Sachs as defendants (the "Litigation"), alleging that Montana Power and its directors and officers and investment bankers had a legal obligation and/or a fiduciary duty to obtain shareholder approval before consummating the sale of the electric generation assets to PPL Montana. The plaintiffs further allege that because the Montana Power shareholders did not vote to approve the sale, the sale of the generation assets is void and PPL Montana is holding these assets in constructive trust for the shareholders. Alternatively, the plaintiffs allege that Montana Power shareholders should have been allowed to vote on the sale of the generation assets and, if an appropriate majority vote was obtained in favor of the sale, the objecting shareholders should have been given dissenters' rights. The plaintiffs have amended the complaint to add Milbank Tweed, The Montana Power, L.L.C., Touch America Holdings, Inc. and the purchasers of the energy-related assets and have claimed that MPC and the other defendants engaged in a series of integrated transactions to sell all or substantially all of its assets and deprive the shareholders of a vote.

        Upon plaintiffs' motion the court has certified a class consisting of shareholders of record as of December 1999. The defendants' motions to dismiss the complaint were denied by the court. Recently, the court has also granted plaintiffs' motion to add Northwestern Energy LLC as a successor to The Montana Power Company and has required the substitution of an additional party if NorthWestern proceeds with the transfer of substantially all of the assets and liabilities from NorthWestern Energy LLC to NorthWestern. NorthWestern will be added as an additional defendant. It is the position of all defendants that The Montana Power Company and its former directors and officers have fully complied with their statutory and fiduciary duties and no shareholder vote was required. Accordingly, all defendants are defending the suit vigorously.

        Effective February 13, 2002, Montana Power restructured into a holding company structure to facilitate the sale of its utility business. Under this restructuring, Montana Power merged into The Montana Power, L.L.C. (the predecessor to NorthWestern Energy LLC), which then transferred its telecommunications subsidiaries to Touch America, leaving The Montana Power, L.L.C. as a subsidiary of Touch America that held Montana Power's former utility operations. On February 15, 2002, NorthWestern purchased all of the membership interests in NorthWestern Energy LLC (then known as The Montana Power, L.L.C.) from Touch America. NorthWestern Energy LLC and NorthWestern believe that no shareholder vote was required for any of the transactions in question and that the shareholders had an opportunity to vote on the Touch America restructuring and NorthWestern's acquisition, which was fully approved by a supermajority of The Montana Power Company's shareholders in September 2001. We also believe to the extent there is any liability on behalf of The Montana Power Company or its officers and directors that such liability is borne by Touch America. In the event that NorthWestern Energy LLC or NorthWestern faces liability, we believe that we have an indemnification claim against Touch America for adverse consequences resulting from that liability. We believe that we have both substantive and procedural defenses to this action and accordingly, we will vigorously defend against any assertion to the effect that NorthWestern Energy LLC or NorthWestern has any liability in this matter. At this early stage, however, we cannot predict the ultimate outcome of this matter or how it may affect our combined financial position, results of operations or cash flows.

        In 1999, Montana Power entered into an Asset Purchase Agreement with PPL Montana pursuant to which Montana Power agreed to sell, among other assets, its portion of the 500-kilovolt transmission system associated with Colstrip Units 1, 2, and 3 for $97.1 million, subject to the receipt of required regulatory approvals. As part of the Touch America reorganization described above, The Montana Power, L.L.C. acquired Montana Power's rights under the Asset Purchase Agreement. In September 2002, NorthWestern Energy LLC brought suit in Montana State District Court to compel PPL Montana to perform its obligations under the Asset Purchase Agreement and to recover damages. The case has been removed to the Federal District Court in Butte, Montana. NorthWestern believes our claims are meritorious and we intend to vigorously prosecute this litigation. At this early stage of the litigation, however, we cannot predict the ultimate outcome of this matter or how it may affect our financial position, results of operations, or cash flows.

        A former officer of Expanets has brought claims that he was improperly dismissed or constructively discharged by Expanets in November 1999. The matter is currently scheduled for a private arbitration in February 2003. Although Expanets believes that it has meritorious defenses to the claims, if Expanets is unsuccessful in the arbitration, we believe that a significant portion of any potential claim payment would be in the form of a capital transaction involving the repurchase of capital stock held by the officer, and that an adequate reserve has been established for the portion of any such claim that would not be a capital transaction.

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

        Many of our acquisitions at Expanets and Blue Dot have involved the issuance of common and junior preferred stock in those subsidiaries to the sellers of the acquired businesses. Our investments in Expanets and Blue Dot are principally in the form of senior preferred stock with voting control and a liquidation preference over the junior stock held by third parties. We are required to consolidate the financial results of Expanets and Blue Dot because of our voting control. The junior stock issued to third parties in connection with acquisitions creates minority interests which are junior to our preferred stock interests and against which operating losses have been allocated. As of September 30, 2002, however, no remaining minority interest basis existed against which to allocate losses. Accordingly, if such subsidiaries incur operating losses in the future, unless additional minority interests are issued as a result of new acquisitions, our share of any such losses will be recognized in our operating results. See Note 2 to our quarterly consolidated financial statements included elsewhere herein.

        In addition, our acquisition activities involve the risk of successfully transitioning, integrating and managing acquired companies, including assessing the adequacy and efficiency of information, technical and accounting systems, business processes and related support functions and realizing cost savings and efficiencies from integration in excess of any related restructuring charges. For example, Blue Dot is comprised of numerous, decentralized subsidiaries with separate operating systems, and does not have a company-wide enterprise software system in place. Blue Dot has initiated programs intended to result in accounting policies being consistently applied throughout the organization and to improve the monitoring of financial information at the subsidiary level, including the implementation of accounting policies and procedures manuals, internal control documentation and formal job responsibility outlines. There can be no assurance that these initiatives will be as effective in enhancing management's ability to provide accurate and timely consolidated financial information as would the implementation of a company-wide enterprise software system. In addition, Blue Dot could be adversely affected if current managers or key persons do not continue in the management or key roles and we are unable to attract and retain qualified and effective replacements. We could expend a substantial amount of time and capital integrating businesses that have been acquired, including information systems, policies, practices and procedures, or pursuing acquisitions we do not consummate, which could adversely affect our business, financial condition and results of operations.

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

        Expanets is subject to risks associated with its continuing integration of the significant acquisition of the GEM division of Lucent Technologies, Inc. and other acquired businesses into its operations. These risks include reliance upon transition services agreements entered into with the sellers of such businesses, substantial investments in corporate infrastructure systems to enable Expanets to terminate such transition services agreements and the integration of these systems into our existing operations, the successful integration of the much larger GEM business with the existing Expanets business and the successful transition of the historical GEM sales from voice equipment to relatively higher margin integrated voice and data services solutions despite weakness in the communications and data sectors generally. In particular, Expanets has undertaken a restructuring of its sales force for future growth initiatives, migration of the business to a common information technology platform and the elimination of costly transition expenses. Expanets has spent significant amounts integrating the GEM business to date. Although Expanets believes that the integration is substantially complete, we cannot assure that Expanets will not be required to incur additional costs in completing this integration. To the extent Expanets incurs significant additional costs associated with the integration of the acquired businesses and continued development and refinement of infrastructure and systems, Expanets' operations and financial condition could be adversely affected. The Expert system, while operational, continues to require additional refinement and expense to fully realize the cost savings and functionality designed into the system. Deployment of Expert to date, including training and refinement, has affected operations, billing and collections from customers, and those issues may continue to affect Expanets' operations going forward. In the integration of customers and the migration to Expert, Expanets experienced billing lapses and data conversion issues that may cause a need to increase the current reserve for bad debt, which could negatively impact financial performance in future quarters. Expanets is in negotiations with Avaya, which had previously been providing customer services, and made certain commitments with respect to certain customer accounts under the transition service agreements, that may result in mitigation of a significant portion of any potential risks noted above with respect to bad debt reserves.

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

If the MPSC disallows the recovery of the costs incurred in entering into default supply portfolio contracts while we are required to act as the "default supplier," we may not be able to fully recover the costs incurred in procuring default supply contracts, which could adversely affect our net income and financial condition.

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

        On June 21, 2002, the MPSC issued a final order approving contracts meeting approximately 60% of the default supply winter peak load and approximately 93% of the annual energy requirements. As a result of the order, NorthWestern Energy LLC will seek to obtain the remainder of the default supply portfolio through open market purchases. Currently, NorthWestern Energy LLC is making short-term purchases to fill intermediate and peak electricity needs. These short-term purchases, along with the

MPSC-approved base load supply, are being fully recovered through our annual electricity cost tracking process pursuant to which rates are based on estimated electricity loads and electricity costs for the upcoming tracking period and are annually reviewed and adjusted by the MPSC for any differences in the previous tracking year's estimates to actual information. This process is similar to the cost recovery process that has been successfully utilized for more than 20 years in Montana, South Dakota and other states for natural gas purchases for residential and commercial customers. The MPSC further stated that NorthWestern Energy LLC has an ongoing responsibility to prudently administer its supply contracts and the energy procured pursuant to those contracts for the benefit of ratepayers. The MPSC could, in any particular year, disallow the recovery of a portion of the defaulted supply costs if it makes a determination that NorthWestern Energy LLC acted imprudently with respect to implementation of its open market purchase strategy or that the approved supply contracts were not prudently administered. A failure to recover such costs could adversely affect our net income and financial condition.

We are subject to extensive governmental regulations which could impose significant costs or change rates of our operations and changes in existing regulations and future deregulation may have a detrimental effect on our business and could increase competition.

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

        Our utility businesses are regulated by certain state commissions. As a result, these commissions have the ability to access the regulated utility's books and records. This ability to review our books and records could result in positive or negative adjustments to our rates.

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

        Our utility business is subject to extensive regulations imposed by federal, state and local government authorities in the ordinary course of day-to-day operations with regard to the environment, including environmental regulations relating to air and water quality, solid waste disposal and other environmental considerations. Many of these environmental laws and regulations create permit and license requirements and provide for substantial civil and criminal fines which, if imposed, could result in material costs or liabilities. We regularly monitor our operations to prevent adverse environmental impacts and to assess potential environmental liabilities. We may be required to make significant expenditures in connection with the investigation and remediation of alleged or actual spills and the repair and upgrade of our facilities in order to meet future requirements under environmental laws. Most of our generating capacity is derived from our non-operating minority interests in three coal burning generating facilities.

        The Clean Air Act Amendments of 1990, which prescribe limitations on sulfur dioxide and nitrogen oxide emissions from coal-fired power plants, required reductions in sulfur dioxide emissions at our Big Stone plant, in which we own an approximate 23.4% interest, beginning in the year 2000. The Clean Air Act also contains a requirement for future studies to determine what, if any, limitations and controls should be imposed on coal-fired boilers to control emissions of certain air toxics, including mercury. Because of the uncertain nature the air toxic emission limits and the potential for development of more stringent emission standards in general, we cannot reasonably determine the additional costs we may incur under the Clean Air Act and to what extent such costs will be subject to recovery in rates.

        In addition, the U.S. Environmental Protection Agency, or the EPA, listed the Milltown Reservoir, which sits behind a hydroelectric dam owned by NorthWestern Energy LLC, on its Superfund National Priority List in 1983 as a result of the collection from historical upstream mining activities of toxic heavy metals in the silts. The Atlantic Richfield Company, or ARCO, as successor to the Anaconda Company, has been named as the party with responsibility for completing the remedial investigation and feasibility studies and conducting site cleanup, under the EPA's direction. The former owner of NorthWestern Energy LLC did not undertake any direct responsibility in that regard, in light of a special statutory exemption from liability under CERCLA in relation to the Milltown Dam. By virtue of its acquisition of The Montana Power Company's utility business and the dam, NorthWestern Energy LLC succeeded to similar protection under this statutory exception. ARCO has argued that the former owner of NorthWestern Energy LLC should be considered a Potentially Responsible Party, or PRP, and has threatened to challenge its exempt status, and ARCO and the former owner of NorthWestern Energy LLC entered into a settlement agreement to limit the former owner's and now NorthWestern Energy LLC's potential liability, costs and ongoing operating expenditures, provided that the EPA selects a remedy that leaves the dam and sediments in place in its final Record of Decision. The final Record of Decision is not expected to be issued until early to mid-2003. Depending on the outcome of that decision, we may be required to defend our exempt position. In addition to the Milltown Dam liability, NorthWestern assumed certain other environmental obligations of The Montana Power Company relating to the Corette and Colstrip electric generation stations, certain hydroelectric facilities, and former manufactured gas plant locations. We cannot assure you that we will not incur costs or liabilities associated with the Milltown Dam site or other locations in the future, some of which could be significant. To mitigate the risk of a CERCLA release arising from a catastrophic failure of the dam caused by an act of God, the Corporation has secured a ten-year, $100 million environmental insurance policy from AIG, effective as of May 31, 2002.

        With respect to NorthWestern's South Dakota and Nebraska utility operations, we are working with the relevant state agencies to investigate whether certain former manufactured gas plant sites contain contaminants at levels that will require remediation of the soils and groundwater. We believe that the projected cost of any required environmental remediation is adequately reflected in our overall environmental reserve.

        Environmental laws and regulations require NorthWestern to incur certain costs, which could be substantial, to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment. Governmental regulations establishing environmental protection standards are continually evolving, and, therefore, the character, scope, cost and availability of the measures NorthWestern may be required to take to ensure compliance with evolving laws or regulations cannot be predicted. However, NorthWestern believes that an appropriate amount of costs have been accrued and potential costs related to such environmental regulation and cleanup requirements are timely estimated and recorded. To this extent, NorthWestern has established an overall environmental reserve of approximately $23.5 million as of September 30, 2002. To the extent NorthWestern's environmental liabilities are greater than this reserve or NorthWestern is unsuccessful in recovering anticipated insurance proceeds under the relevant policies, its results of operations and financial condition could be adversely affected.

        Under the terms of the acquisitions of NorthWestern Energy LLC, NorthWestern assumed the first $50 million of NorthWestern Energy LLC's pre-closing environmental liabilities, including these retained environmental liabilities. Touch America Holdings, Inc. assumed the next $25 million in costs. NorthWestern and Touch America Holdings, Inc. agreed to equally split costs that fall between $75 and $150 million. In light of the financial difficulties experienced by the telecommunications industry, NorthWestern is uncertain as to the ability of Touch America Holdings, Inc. to satisfy its contractual indemnification obligation. If TouchAmerica Holdings, Inc. is unable to satisfy its indemnification obligations to NorthWestern with respect to any such environmental liabilities, NorthWestern may be required to pay costs in excess of its allocated share described in the foregoing paragraphs, and, depending upon the amount of such additional costs, NorthWestern's financial condition may be adversely affected. Touch America Holdings, Inc.'s ability to satisfy its indemnity obligations depends on a number of factors, including its financial condition, over which we do not have control.

You are unlikely to be able to exercise effective remedies or collect judgments against Arthur Andersen and we may incur material expenses or delays in financings or SEC filings because we changed auditors.

        Arthur Andersen LLP served as our independent accountants since 1932. On March 14, 2002, Arthur Andersen was indicted by a federal grand jury on obstruction of justice charges arising from the government's investigation of Enron Corp. In light of recent events concerning Arthur Andersen, we dismissed Arthur Andersen as our independent public accounting firm and retained Deloitte & Touche LLP in their stead on May 16, 2002, although Arthur Andersen has audited our consolidated financial statements contained in our Annual Report on Form 10-K, as amended. On June 15, 2002, Arthur Andersen LLP was found guilty by a jury in Houston, Texas of obstructing justice. In light of the jury verdict and the underlying events, Arthur Andersen has ceased practicing before the SEC. Because it is unlikely that Arthur Andersen will survive, you are unlikely to be able to exercise effective remedies or collect judgments against them.

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

        In response to the occurrence of several recent events, including the September 11, 2001, terrorist attack on the United States, the ongoing war against terrorism by the United States and the bankruptcy of several large energy and telecommunications companies, the financial markets have been disrupted in general and the availability and cost of capital for our business and that of our competitors has been adversely affected. In addition, the credit rating agencies initiated a thorough review of the capital structure and earnings power of certain energy companies. These events could constrain the capital available to our industry and could adversely affect our access to funding for our operations, including the funding necessary to refinance our indebtedness that is scheduled to come due in 2002 and 2003. See "We will need significant additional capital to refinance our indebtedness that is scheduled to mature and for other working capital purposes, which we may not be able to obtain." The achievement of our growth targets is dependent, at least in part, upon our ability to access capital at rates and on terms we determine to be acceptable. If our ability to access capital becomes significantly constrained, our financial condition and future results of operations could be significantly adversely affected.

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

        S&P, Moody's and Fitch rate our senior, unsecured debt at "BBB" with a negative outlook, "Baa2" with a negative outlook and "BBB," respectively. On September 3, 2002, S&P placed our ratings on rating watch negative to reflect NorthWestern's plan for issuing equity and continued weakness in our unregulated businesses. On August 1, 2002, Moody's placed our ratings under review for possible downgrade. Credit ratings are dependent on a number of quantitative and qualitative factors. Moody's has stated that even though the acquisition of NorthWestern Energy LLC will benefit NorthWestern by increasing cash flow from more stable regulated operations, the reason for the negative outlook in its rating was primarily due to the combined effects of a general weakening of our credit profile over the past year and Moody's expectations for a significant increase in our debt leverage and correspondingly weaker cash flow coverage ratios in the near-term as a result of our acquisition of NorthWestern Energy LLC. Although we are not aware of any current plans of S&P, Moody's or Fitch to further lower their respective ratings on our debt, we cannot assure you that our credit ratings will not be downgraded if we do not reduce our leverage. Although none of our debt instruments contain acceleration and repayment provisions in the event of a downgrade in our debt ratings by S&P, Moody's or Fitch, if such a downgrade were to occur, particularly below investment grade, our ability to access the capital markets and utilize trade credit may be adversely affected and our borrowing costs would increase which would adversely impact our results and condition. We may also be required to provide credit support for certain major purchases (e.g., electricity supply contracts, natural gas supply contracts, etc.) In addition, we would likely be required to pay a higher interest rate in future financings and our potential pool of investors and funding sources could decrease.

A downgrade in our credit rating could limit our ability to pay dividends or acquire shares of our capital stock.

        If our credit rating by Standard & Poor's falls below BBB- or our credit rating by Moody's falls below Baa3, we will not be able to:

  •
  declare or pay dividends or make other distributions with respect to any class of our capital stock or

  •
  purchase, redeem, retire or otherwise acquire any such stock without the consent of the lenders under the terms of our $280.0 million revolving credit facility. In addition, in the event of such a downgrade in our credit rating by either rating agency, we may not permit any of our subsidiaries to:

  •
  pay dividends or make distributions with respect to any class of its capital stock other than dividends to be paid to us or another of our wholly owned subsidiaries or

  •
  acquire shares of its capital stock other than as required by existing agreements, under the terms of our credit agreement.

We have substantial indebtedness, which could adversely affect our financial condition.

        We had total consolidated indebtedness of approximately $1.8 billion outstanding as of September 30, 2002. Our substantial indebtedness could have important consequences to you. For example, it could:

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

        We have completed a number of financings during 2001 and the first nine months of 2002. In addition, we will be required to obtain significant additional capital in 2003 and 2004 to execute our business plan, including for working capital purposes and to repay existing indebtedness scheduled to mature during the period. In particular, we will be required to repay, refinance or extend the following indebtedness or potential capital events:

  •
  Expanets' $125.0 million nonrecourse equipment purchase financing facility with Avaya expires on December 31, 2002 and had an outstanding balance of $40.1 million as November 11, 2002. We expect to continue to reduce the balance of this facility on a monthly basis in the ordinary course of business. Amounts repaid under this facility may not be reborrowed. Expanets is in the process of seeking an asset-backed commercial credit facility to replace the Avaya line of credit and to provide operating capital to fund its day-to-day operations. If Expanets is unable to secure an acceptable facility, it will be likely that we will need to provide Expanets with additional funding for general operating purposes. Additionally, Expanets is in the process of enhancing the operational capabilities of its new enterprise software system, which it calls the EXPERT system. We expect that Expanets will invest additional funds in the EXPERT system to enable further operating efficiencies. We have in the past, and may need to in the future, provide Expanets with funding for other working capital purposes until Expanets refinances the Avaya line of credit;

  •
  Our $280.0 million working capital facility, which is scheduled to mature on February 14, 2003 although we may convert up to $225.0 million of the aggregate amount outstanding as of February 11, 2003 into a term loan on a non-revolving basis that matures on February 14, 2004. If we elect to exercise our option to convert the balance under our revolving credit facility into a term loan, we will need to repay or refinance such debt on or prior to its maturity in February 2004;

  •
  Under the March 31, 2000 Subscription Agreement that relates to Expanets' Series E Preferred Stock owned by Avaya, Avaya may, through the end of March 2003, demand registration of the Class A common stock into which the Series E preferred stock converts. If a registration demand occurs, Expanets may, over the subsequent year, either:

  •
  Register the Class A common shares held by Avaya;

  •
  Redeem the Class A shares held by Avaya with a payment of $32.5 million (which at our election may be paid with registered NorthWestern Common Stock in an amount not to exceed 4.9% of our issued and outstanding shares); or

  •
  Purchase the Class A shares in two annual payments in 2003 and 2004 of $19.0 million (subject to our right to utilize our common stock for such payments as described above); and
  •
  A former owner has exercised his option to put his Class A Common Shares to Expanets and we anticipate concluding the approximately $2 million transaction in early 2003.

        We used the net proceeds from the issuance and sale of the $720 million of our notes to refinance the term loan portion of our acquisition credit facility. In addition, we intend to raise additional equity, through one or more public offerings and/or private placements, and use the proceeds to retire debt and for other corporate purposes. We may also consider applying a portion of our free cash flow and/or the net proceeds from sales of non-core assets to further reduce our debt. We may also issue additional other debt or equity for these purposes. Our ability to obtain additional financing will be dependent on a number of factors, including those discussed in "Risk Factors—We have substantial indebtedness, which could adversely affect our financial condition." See also "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

Changes in commodity prices and availability of supply may increase our cost of producing and distributing electricity and distributing natural gas or decrease the amount we receive from selling electricity and natural gas, adversely affecting our financial performance and condition.

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

        The Corporation does not own any natural gas reserves and does not own electric generation assets to service its Montana operations. We own interests in generation assets that substantially cover our electric supply requirements in South Dakota. As a result, we are required to procure our entire natural gas supply and all of our Montana electricity supply pursuant to contracts with third party suppliers. In light of this reliance on third party suppliers, NorthWestern is exposed to certain risks in the event a third party supplier is unable to satisfy its contractual obligation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        On one or more occasions, we may make statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included or incorporated by reference in this Form 10-Q, including, without limitation, the statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and located elsewhere in this Form 10-Q or incorporated by reference herein relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

        Words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "targets," "will likely result," "will continue" or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved.

        In addition to other factors and matters discussed elsewhere in our quarterly, annual and current reports that we file with the SEC, and which are incorporated by reference into this Form 10-Q, some important factors that could cause actual results or outcomes for NorthWestern or our subsidiaries to differ materially from those discussed in forward-looking statements include, the adverse impact of weather conditions and seasonal fluctuations; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; developments in the federal and state regulatory environment and the terms associated with obtaining regulatory approvals and rate orders; costs associated with environmental liabilities and compliance with environmental laws; the rate of growth and economic conditions in our service territories and those of our subsidiaries; the speed and degree to which competition enters the industries and markets in which our businesses operate; the timing and extent of changes in interest rates and fluctuations in energy-related commodity prices; risks associated with acquisitions, transition and integration of acquired companies, including NorthWestern Energy LLC and the Growing and Emerging Markets Division of Lucent Technologies, Inc., and the implementation of information systems and realization of efficiencies in excess of any related restructuring charges; lack of minority interest basis, which requires us to recognize an increased share of operating losses at certain of our subsidiaries; our ability to recover transition costs; disallowance by the Montana Public Service Commission of the recovery of the costs incurred in entering into our default supply portfolio contracts while we are required to act as the "default supplier"; disruptions and adverse effects in the capital market due to the changing economic environment; our credit ratings with Moody's, Standard & Poor's and Fitch; potential delays in financings or SEC filings because we changed auditors; our substantial indebtedness, which could limit our operating flexibility or ability to borrow additional funds; our ability to obtain additional capital to refinance our indebtedness that is scheduled to mature and for working capital purposes; changes in customer usage patterns and preferences; possible future actions and developments at CornerStone Propane Partners, L.P.; changes in customer usage patterns and preferences; and changing conditions in the economy, capital markets and other factors identified from time to time in our filings with the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We have market risk from our variable interest rate debt instruments and commodity price risk in our cost of producing and distributing electricity and distributing natural gas and propane. We may selectively use financial instruments to manage these risks. We do not enter into financial instruments for speculative or trading purposes. Additional information regarding our risks is included under "Risk Factors—Changes in commodity prices may increase our cost of producing and distributing electricity and distributing natural gas and propane or decrease the amount we receive from selling electricity, natural gas and propane, adversely affecting our financial performance and condition"; and "Management's Discussion and Analysis" of our 2001 Annual Report and Note 1, Significant Accounting Policies, Derivative Financial Instruments, to our annual consolidated financial statements contained in our 2001 Annual Report which have been filed with the Securities and Exchange Commission.

ITEM 4. CONTROLS AND PROCEDURES

        a)    Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

        b)    There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  See Part 1. Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Recent Ligitgation."

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

    We filed a Current Report on Form 8-K with the SEC on August 14, 2002 to file as exhibits the sworn statements of each of the Principal Executive Officer, Merle D. Lewis, and Principal Financial Officer, Kipp D. Orme, of NorthWestern Corporation pursuant to SEC Order No. 4-460.

    We filed a Current Report on Form 8-K with the SEC on August 16, 2002 to file as an exhibit the Annual Report on Form 10-K for the year ended December 31, 2001 of NorthWestern Energy, L.L.C., our wholly-owned subsidiary, in order to permit us to incorporate the exhibit into our Registration Statement on Form S-4 (File No. 333-86888) for the registration under the Securities Act of 1933, as amended, of $250 million aggregate principal amount of our 7 7/8% Notes due March 15, 2007 and $470 million aggregate principal amount of our 8 3/4% Notes due March 15, 2012, issuable in exchange for $250 million aggregate principal amount of our 7 7/8% Notes due March 15, 2007 and $470 million aggregate principal amount of our 8 3/4% Notes due March 15, 2012, respectively, which were offered and sold on March 13, 2002 in a transaction exempt from registration under the Securities Act.

    We filed a Current Report on Form 8-K with the SEC on September 20, 2002 to file as exhibits its financial statements as of and for the year ended December 31, 2001, as audited by Deloitte & Touche LLP, our new auditors, our press release announcing the reaudit of our financial statements by Deloitte & Touche LLP and the consent of Deloitte & Touche LLP to the incorporation by reference of their report on out December 31, 2001 audited financial statements into our effective registration statements on Forms S-3.

    We filed an Amendment No. 1 to Current Report on Form 8-K/A with the SEC on September 24, 2002 to file as exhibits a copy of the report of Deloitte & Touche LLP relating to their audit of our December 31, 2001 financial statements that states the date of issuance of such report, a refilled copy of the report of our prior independent auditors, Arthur Andersen LLP, that contained revisions to the introductory legend to such report and to file corrected copies of documents originally filed as exhibits to the September 20, 2002 Form 8-K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWESTERN CORPORATION (Registrant)

Date: November 14, 2002	/s/ KIPP D. ORME Vice President—Finance Chief Financial Officer

CERTIFICATION PURSUANT TO
17 CFR 240.13a-14
PROMULGATED UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Merle D. Lewis, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of NorthWestern Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ MERLE D. LEWIS Merle D. Lewis Chief Financial Officer

CERTIFICATION PURSUANT TO
17 CFR 240.13a-14
PROMULGATED UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kipp D. Orme, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of NorthWestern Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ KIPP D. ORME Kipp D. Orme Chief Financial Officer

QuickLinks

INDEX
  PART 1. FINANCIAL INFORMATION
  Item 1. Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION PURSUANT TO 17 CFR 240.13a-14 PROMULGATED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO 17 CFR 240.13a-14 PROMULGATED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002