Form 10-Q/A
period 2002-09-30
NORTHWESTERN CORP
filed 2002-11-19
CIK 73088

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

EXPLANATORY NOTE

        This Amendment No. 1, or this Amendment, to the Quarterly Report on Form 10-Q of NorthWestern Corporation, or NorthWestern, for the quarterly period ended September 30, 2002 is being filed to correct the following typographical errors:

  •
  in the Consolidated Statements of Cash Flows on page 5 of the originally filed report, which was filed under Item 1 of Part 1 of the Form 10-Q originally filed on November 14, 2002, the Form 10-Q did not include summation lines to reflect the addition of certain listed numbers;

  •
  in the Notes to the Consolidated Financial Statements on page 12 of the originally filed report, which was filed under Item 1 of Part 1 of the Form 10-Q originally filed on November 14, 2002, the Form 10-Q did not properly utilize parenthesis to reflect losses on common stock for the period presented;

  •
  in the Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Summary of Contractual Obligations—Nonrecourse Debt section on page 42 of the originally filed report, which was filed under Item 2 of Part 1 of the Form 10-Q originally filed on November 14, 2002, the Form 10-Q incorrectly described NorthWestern's obligation to purchase inventory and accounts from Avaya;

  •
  in the Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Summary of Contractual Obligations—Nonrecourse Debt section on page 42 of the originally filed report, which was filed under Item 2 of Part 1 of the Form 10-Q originally filed on November 14, 2002, the Form 10-Q omitted a section subheading relating to Capital and Operating Leases; and

  •
  in the Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Requirements section on page 43 of the originally filed report, which was filed under Item 2 of Part 1 of the Form 10-Q originally filed on November 14, 2002, the Form 10-Q incorrectly presented the outstanding balance of NorthWestern's $280.0 million working capital facility as $231.0 million instead of as $175.0 million.

        In accordance with the applicable rules under the Securities and Exchange Act of 1934, NorthWestern Corporation has included Item 1 and Item 2 of Part 1 of the Form 10-Q in their entirety in this filing. This Amendment is filed solely to correct these typographical errors.

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

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30
	2002	2001
Operating Activities:
Net Income (Loss)	$(55,001)	$39,441
Items not affecting cash:
Depreciation	70,083	29,077
Amortization of intangibles	21,911	33,279
Loss on discontinued operations	101,023	649
Extraordinary item, net of taxes	13,447	—
Deferred income taxes	(8,972)	(458)
Minority interests in net losses of consolidated subsidiaries	(23,014)	(110,998)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(14,154)	15,176
Inventories	11,212	10,772
Other current assets	17,072	(11,763)
Accounts payable	(65,616)	47,588
Accrued expenses	26,483	27,516
Change in noncurrent assets	16,998	21,525
Change in noncurrent liabilities	(13,979)	3,801
Other, net	11,958	360

Cash flows provided by continuing operations	109,451	105,965
Change in net assets of discontinued operations	(51,713)	(1,322)

Cash flows provided by operating activities	57,738	104,643

Investment Activities:
Property, plant and equipment additions	(40,580)	(33,109)
Proceeds from sale of assets	22,482	—
Sale (purchase) of noncurrent investments and assets, net	(728)	(5,422)
Acquisitions and growth expenditures, net of cash received	(585,414)	(56,639)

Cash flows used in investing activities	(604,240)	(95,170)

Financing Activities:
Dividends on common and preferred stock	(26,206)	(21,213)
Minority interest on preferred securities of subsidiary trusts	(21,173)	(4,950)
Redemption of preferred stock	(3,750)	—
Issuance of long-term debt	719,118	—
Issuance of preferred securities of subsidiary trusts	117,750	—
Repayment of long-term debt	(158,687)	(5,000)
Line of credit (repayments) borrowings, net	99,000	91,700
Financing costs	(35,266)	—
Subsidiary repurchase of minority interests	(16,499)	(16,524)
Line of credit repayments of subsidiaries, net	(12,863)	(15,794)
Issuance of nonrecourse subsidiary debt	20,179	—
Repayment of nonrecourse subsidiary debt	(121,943)	(15,020)
Proceeds from termination of hedge	24,898	—

Cash flows provided by financing activities	584,558	13,199

Increase in Cash and Cash Equivalents	38,056	22,672
Cash and Cash Equivalents, beginning of period	37,158	43,385

Cash and Cash Equivalents, end of period	$75,214	$66,057

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income Taxes	$(16,325)	$7,186
Interest	63,965	41,580
Non-cash transactions:
Debt assumed in acquisitions	$511,104	$—
Assets acquired in exchange for current liabilities and debt	463	21,215
Interest capitalized for internally developed software	1,148	—
Discount on subordinated note	2,230	—
Subsidiary stock issued for acquisitions or debt repayment	8,166	6,815
Exchange of warrants for common stock	—	6,795
Current liabilities exchanged for short term debt	—	114,637
Issuance of restricted stock	—	760

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

Income Statement Consolidating Schedule
Three Months Ended September 30, 2002
(in thousands)

	Parent and Consolidated Subsidiaries	NorthWestern Energy LLC	Eliminations	Total
Operating Revenues	$354,769	$154,531	$—	$509,300
Cost of Sales	203,092	57,604	—	260,696

Gross Margin	151,677	96,927	—	248,604
Selling, general, & administrative	117,643	53,307	—	170,950
Depreciation	11,986	12,138	—	24,124
Amortization of intangibles	7,981	—	—	7,981

Operating income	14,067	31,482	—	45,549
Interest expense	(13,023)	(21,692)	—	(34,715)
Investment income and other	122	860	—	982

Income before taxes and minority interests	1,166	10,650	—	11,816
Benefit (provision) for taxes	6,380	(3,576)	—	2,804

Income before minority interests	7,546	7,074	—	14,620
Minority interests	—	—	—	—

Income from continuing operations	7,546	7,074	—	14,620
Discontinued operations, net of taxes and minority interests	(55,937)	—	—	(55,937)

Net income (loss)	(48,391)	7,074	—	(41,317)
Minority interest on preferred securities of subsidiary trusts	(6,099)	(1,375)	—	(7,474)
Dividends on cumulative preferred stock	(295)	—	—	(295)

Earnings (loss) on common stock	$(54,785)	$5,699	$—	$(49,086)

Income Statement Consolidating Schedule
Nine Months Ended September 30, 2002
(in thousands)

	Parent and Consolidated Subsidiaries	NorthWestern Energy LLC	Eliminations	Total
Operating Revenues	$1,102,505	$402,560	$—	$1,505,065
Cost of Sales	651,383	140,744	—	792,127

Gross Margin	451,122	261,816	—	712,938
Selling, general, & administrative	349,544	142,387	—	491,931
Depreciation	37,170	32,913	—	70,083
Amortization of intangibles	21,911	—	—	21,911

Operating income	42,497	86,516	—	129,013
Interest expense	(37,603)	(49,861)	—	(87,464)
Investment income and other	(2,803)	1,982	—	(821)

Income before taxes and minority interests	2,091	38,637	—	40,728
Benefit (provision) for taxes	9,417	(13,690)	—	(4,273)

Income before minority interests	11,508	24,947	—	36,455
Minority interests	23,014	—	—	23,014

Income from continuing operations	34,522	24,947	—	59,469
Discontinued operations, net of taxes and minority interests	(101,023)	—	—	(101,023)

Income (loss) on extraordinary item	(66,501)	24,947	—	(41,554)
Extraordinary item, net of tax $7,241	(13,447)	—	—	(13,447)

Net income (loss)	(79,948)	24,947	—	(55,001)
Minority interest on preferred securities of subsidiary trusts	(17,509)	(3,664)	—	(21,173)
Dividends on cumulative preferred stock	(391)	—	—	(391)

Earnings (loss) on common stock	$(97,848)	$21,283	$—	$(76,565)

Balance Sheet Consolidating Schedules
September 30, 2002
(in thousands)

	Parent and Consolidated Subsidiaries	NorthWestern Energy LLC	Eliminations	Total
Assets
Cash	$44,960	$30,254	$—	$75,214
Accounts receivable, net	308,458	50,544	—	359,002
Accounts receivable, related	(40,797)	40,797	—	—
Inventories	65,915	19,876	—	85,791
Other	68,092	12,931	—	81,023
Current assets of discontinued operations	86,846	—	—	86,846

Total current assets	533,474	154,402	—	687,876

Property, plant and equipment, net	504,757	1,293,577	—	1,798,334
Goodwill and other intangibles assets, net	649,187	7,367	—	656,554
Other:
Investments	56,552	26,705	—	83,257
Investments, related	599,925	—	(599,925)	—
Other	90,447	106,709	—	197,156
Noncurrent assets of discontinued operations	643,177	—	—	643,177

Total assets	$3,077,519	$1,588,760	$(599,925)	$4,066,354

Liabilities and Shareholders' Equity
Current maturities of long-term debt	$6,431	$18,933	$—	$25,364
Current maturities of long-term debt, nonrecourse	6,133	—	—	6,133
Short-term debt, nonrecourse	67,589	—	—	67,589
Accounts payable	56,251	24,176	—	80,427
Accrued expenses	269,466	146,284	—	415,750
Current liabilities of discontinued operations	737,834	—	—	737,834

Total current liabilities	1,143,704	189,393	—	1,333,097

Long-term debt	1,185,523	423,596	—	1,609,119
Long-term debt of subsidiaries, nonrecourse	56,670	—	—	56,670
Other noncurrent liabilities	75,682	312,265	—	387,947
Noncurrent liabilities & minority interests of discontinued operations	—	—	—	—

Total liabilities	2,461,579	925,254	—	3,386,833

Minority interests	10,333	—	—	10,333
Preferred stock, 4 1/2% series	—	—	—	—
Redeemable preferred stock, 6 1/2% series	—	—	—	—
Corporation obligated mandatorily redeemable preferred securities of subsidiary trusts	305,250	65,000	—	370,250

	305,250	65,000	—	370,250

Shareholders' equity:
Common stock	47,942	—	—	47,942
Paid-in capital	240,936	—	—	240,936
Treasury stock	(3,451)	—	—	(3,451)
Retained earnings	9,650	599,925	(599,925)	9,650
Accumulated other comprehensive income (loss)	5,280	(1,419)	—	3,861

Total shareholders' equity	300,357	598,506	(599,925)	298,938

Total liabilities and shareholders' equity	$3,077,519	$1,588,760	$(599,925)	$4,066,354

Cash Flow Statement Consolidating Schedule
Nine Months Ended September 30, 2002
(in thousands)

	Parent and Consolidated Subsidiaries	NorthWestern Energy LLC	Eliminations	Total
Operating Activities
Net income (loss)	$(76,284)	$21,283	$—	$(55,001)
Items not affecting cash:
Depreciation and amortization	59,081	32,913	—	91,994
Loss on discontinued operations	101,023	—	—	101,023
Extraordinary item, net of taxes	13,447	—	—	13,447
Deferred income taxes	(22,244)	13,272	—	(8,972)
Minority interests in net losses of consolidated subsidiaries	(23,014)	—	—	(23,014)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(41,316)	27,162	—	(14,154)
Inventories	13,301	(2,089)	—	11,212
Other current assets	4,088	12,984	—	17,072
Accounts payable	(76,831)	11,215	—	(65,616)
Accrued expenses	64,323	(37,840)	—	26,483
Change in noncurrent assets and liabilities	13,125	(10,106)	—	3,019
Other, net	11,713	245	—	11,958
Change in net assets of discontinued operations	(51,713)	—	—	(51,713)

Cash flows provided by (used in) operating activities	(11,301)	69,039	—	57,738

Investment Activities:
Property, plant and equipment additions	(12,501)	(28,079)	—	(40,580)
Proceeds from sale of assets	22,482	—	—	22,482
Sale (purchase) of noncurrent investments and assets, net	(849)	121	—	(728)
Acquisitions and growth expenditures, net of cash received	(673,493)	88,079	—	(585,414)

Cash flows provided by (used in) investing activities	(664,361)	60,121	—	(604,240)

Financing Activities:
Dividends on common and preferred stock	(26,206)	—	—	(26,206)
Minority interest on preferred securities of subsidiary trusts	(17,054)	(4,119)	—	(21,173)
Advances from (to) related parties	91,394	(91,394)	—	—
Redemption of preferred stock	(3,750)	—	—	(3,750)
Issuance of long-term debt	719,118	—	—	719,118
Issuance of preferred securities of subsidiary trusts	117,750	—	—	117,750
Repayment of long-term debt	(155,294)	(3,393)	—	(158,687)
Line of credit (repayments) borrowings, net	99,000	—	—	99,000
Financing costs	(35,266)	—	—	(35,266)
Subsidiary repurchase of minority interests	(16,499)	—	—	(16,499)
Line of credit repayments of subsidiaries, net	(12,863)	—	—	(12,863)
Issuance (repayment) of subsidiary debt, net	(101,764)	—	—	(101,764)
Proceeds from termination of hedge	24,898	—	—	24,898

Cash flows provided by (used in) financing activities	683,464	(98,906)	—	584,558

Increase in Cash and Cash Equivalents	7,802	30,254	—	38,056
Cash and cash equivalents, beginning of period	37,158	—	—	37,158

Cash and cash equivalents, end of period	$44,960	$30,254	$—	$75,214

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

Nonrecourse Debt

        The Expanets facility represents a short-term line of credit provided to Expanets by Avaya for the purpose of financing purchases of Avaya products. This facility was amended to extend the repayment term through December 31, 2002 and had an outstanding balance of $40.1 million as of November 11,

2002. We expect to continue to reduce the balance of this facility on a monthly basis in the ordinary course of business. Amounts repaid under this facility may not be reborrowed. If Expanets defaults on this facility, we may be obligated to purchase inventory and accounts from Avaya in an amount equal to the outstanding balance of the facility. As of September 30, 2002, the effective interest rate of this loan was 15%.

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

Capital and Operating Leases

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

        As of September 30, 2002, debt facilities totaling $104.0 million were maintained by us or our subsidiaries and will mature in 2002 and 2003 and will need to be repaid or extended, including:

  •
  Expanets' $125.0 million nonrecourse equipment purchase financing facility with Avaya expires on December 31, 2002 and had an outstanding balance of $40.2 million as of November 11, 2002. We expect to continue to reduce the balance of this facility on a monthly basis in the ordinary course of business. Amounts repaid under this facility may not be reborrowed; and

  •
  Our $280.0 million working capital facility, which is scheduled to mature on February 14, 2003 although we may convert up to $225.0 million of the aggregate amount outstanding as of February 11, 2003 into a term loan on a non-revolving basis that matures on February 14, 2004. If we elect to exercise our option to convert the balance under our revolving credit facility into a term loan, we will need to repay or refinance such debt on or prior to its maturity in February 2004. As of November 11, 2002, this facility had an outstanding balance of $175.0 million.

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

NORTHWESTERN CORPORATION (Registrant)

Date: November 19, 2002	/s/ KIPP D. ORME Vice President—Finance Chief Financial Officer

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

Date: November 19, 2002

/s/ MERLE D. LEWIS Merle D. Lewis Chief Executive Officer

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

Date: November 19, 2002

/s/ KIPP D. ORME Kipp D. Orme Chief Financial Officer

QuickLinks

EXPLANATORY NOTE
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