Form 10-Q/A
period 2002-03-31
NORTHWESTERN CORP
filed 2003-04-15
CIK 73088

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from to

Commission File No. 0-692

NORTHWESTERN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-0172280 (I.R.S. Employer Identification No.)
125 S. Dakota Avenue, Sioux Falls, South Dakota (Address of principal executive offices)	57104 (Zip Code)

Registrant's telephone number, including area code: 605-978-2908

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b2 of the Act). Yes /x/ No / /

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of April 14, 2003, 37,396,762 shares of the registrant's common stock, par value $1.75 per shares were outstanding.

NORTHWESTERN CORPORATION
FORM 10-Q/A
(Amendment No. 2)

EXPLANATORY NOTE

        This Amendment No. 2 to the Quarterly Report on Form 10-Q/A of NorthWestern Corporation for the quarter ended March 31, 2002, or Amendment No. 2, is filed solely for the purpose of amending Items 1 and 2 of Part I and Item 6 of Part II of the Quarterly Report on Form 10-Q of NorthWestern Corporation for the quarter ended March 31, 2002, as amended by Amendment No. 1 to such quarterly report.

        The information contained in this Amendment No. 2 has been updated to reflect matters described in this Explanatory Note. We have voluntarily updated for this Amendment No. 2 the information set forth herein under the caption "Special Note Regarding Forward-Looking Statements" and in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Risk Factors," to the current date of this filing.

        Unless the context requires otherwise, references to "we," "us," "our," "NorthWestern Corporation" and "NorthWestern" refer specifically to NorthWestern Corporation and its subsidiaries and references to "NorthWestern Energy LLC" refer to NorthWestern Energy, L.L.C., our wholly-owned subsidiary.

        On April 1, 2003, we announced that we expected to restate our unaudited consolidated financial statements for the fiscal quarters ended March 31, 2002, June 30, 2002, and September 30, 2002. We have restated these unaudited quarterly financial statements principally to reflect the quarterly impact of certain adjustments, and to include additional disclosures in the appropriate period, related to the following:

  •
  increases in billing adjustments that reduced revenues, increases in accounts receivable reserves and writeoffs resulting from significant deficiencies in the EXPERT billing and collection systems in 2002 of Expanets, Inc., or Expanets, one of the Corporation's subsidiaries, and data migration issues from Avaya, Inc., Expanets primary vendor for products, maintenance and technical support services sold to Expanet's customers, and data migration scripting performed by Expanets;

  •
  inadequate information to support recording certain revenues on a percentage of completion basis, thereby requiring the utilization of the completed contract revenue recognition methodology for such revenues and cost recognition; and

  •
  the timing, amount and disclosure of adjustments to certain accruals.

        In connection with the restatement of our prior unaudited quarterly reported results for the reasons stated above, we also included the quarterly impacts to reflect the application of the appropriate purchase price allocation methodology for our February 2002 acquisition of the electric and natural gas transmission and distribution business of The Montana Power Company, the reversal of losses previously allocated to minority shareholders of our subsidiary Blue Dot Services Inc., or Blue Dot, as a result of the appropriate purchase accounting for acquisitions made in 2002 and the quarterly impact of certain other adjustments.

        This Amendment No. 2 should be read together with NorthWestern's Annual Report on Form 10-K for the year ended December 31, 2002 and the amended Quarterly Reports on Form 10-Q/A for the periods ended and June 30, 2002 and September 30, 2002 filed with the U.S. Securities and Exchange Commission, or the SEC, on April 15, 2003. The Amended Quarterly Reports on Form 10-Q/A for the periods ended March 31, 2002, June 30, 2002 and September 30, 2002 filed with the SEC on April 15, 2003 are collectively referred to herein as the 2002 Amended Quarterly Reports.

        Management determined that revenues and accounts receivable were misstated due to complications experienced at our subsidiary, Expanets, Inc., or Expanets. Expanets experienced numerous complications with its new EXPERT system, particularly with billings and collections. Expanets took several steps to manage the system complications, however, it continued to experience billing complications throughout 2002, including an inability to produce bills in a timely manner with correct billing information, and an inability to produce reliable accounts receivable or collection information. In particular, Expanets identified certain maintenance billing issues that required reversal of previously recorded maintenance revenue. Additionally, management determined that additional adjustments were required to increase the allowance for uncollectible accounts. Adjustments impacting the three months ended March 31, 2002 have been reflected in the restated financial statements included in this Amendment No. 2.

        During our 2002 year-end closing process, it was determined that we were unable to provide adequate information to support recording certain revenues on a percentage of completion basis, and therefore, required adjustments to record projects on the completed contract revenue recognition methodology that was in place prior to 2002. Adjustments impacting the three months ended March 31, 2002 have been reflected in the restated financial statements included in this Amendment No. 2.

        As discussed in the section entitled Electric and Natural Gas—Purchase Accounting Adjustments below, we have restated prior financial statements for the appropriate purchase price allocation methodology for our Montana utility operations. Adjustments impacting the three months ended March 31, 2002 have been reflected in the restated financial statements included in this Amendment No. 2 as if the purchase price allocation had been completed during the first quarter of 2002.

        In addition, Expanets reduced cost of sales and selling, general, and administrative expenses that should have been recorded previously. These accruals related to vendor rebates, vendor settlements, bonus accruals and other items. Certain of these accruals should have been reduced during the first and second quarters of 2002 and adjusting entries have been reflected in the restated financial statements included in this Amendment No. 2 to the extent they should have been recorded during the three month period ended March 31, 2002.

        There were also various other adjusting entries recorded during the fourth quarter of 2002 that have been reflected in the restated financial statements included in this Amendment No. 2 to the extent they should have been recorded during the three month period ended March 31, 2002. Such adjustments related to employee benefits, debt issuance costs, and other accrued expenses.

        A description of the restatement adjustment categories relating to the restated financial statements included in this Amendment No. 2, on a segment by segment basis, is set forth below.

COMMUNICATIONS—EXPANETS

        Billing Adjustments—Reducing Revenues.    We have recorded a decrease in revenues for the three months ended March 31, 2002, of $18.3 million to reflect the impact of estimated billing adjustments that should have been previously recorded in this period. Accounts receivable, net was decreased by the same amount.

        Accounts Receivable Reserves.    We have recorded an increase in selling, general and administrative expenses for the three months ended March 31, 2002, of $5.2 million to recognize estimated additional bad debt expense for such periods. Accounts receivable, net was decreased by the same amount.

        Contract Accounting.    We have recorded a decrease in revenues and cost of sales for the three months ended March 31, 2002, of $4.3 million and $1.8 million, respectively. The decreases in each case reflect the application of the completed contract method of accounting, which was used prior to 2002 for projects accounted for in the EXPERT system, rather than the percentage of completion method that was initially used in 2002. Expanets determined during our year-end closing process that we were unable to provide adequate information to support recording project revenues on a percentage-of-completion basis.

        Reductions in Accruals.    We have recorded a decrease in selling, general and administrative expenses for the three months ended March 31, 2002, of $5.4 million, to reflect the reversal of adjustments to accruals related to vendor settlements, bonus accruals and other items that were made in the third quarter. These adjustments should have been reported in the first and second quarters of 2002.

ELECTRIC AND NATURAL GAS

        Purchase accounting adjustments.    In connection with the purchase accounting for the February 2002 acquisition of the electric and natural gas transmission and distribution assets of The Montana Power Company, we determined, based on certain regulatory considerations, the property, plant and equipment should have been recorded at historical book value less other adjustments which reduce these assets to amounts included in utility rate base. Further, we adjusted to fair value various other assets and liabilities, such as pension and other post-retirement benefit obligations, the qualifying facilities liability and regulatory assets and liabilities. As a result, we increased goodwill by $400 million, and decreased property, plant and equipment by $398 million. The financial statements included in this Amendment No. 2 have been restated to reflect application of the appropriate purchase price allocation methodology for the first quarterly period in 2002. We have recorded an increase in revenues and interest expense of $0.1 million and $2.0 million, respectively, for the three months ended March 31, 2002 due to these adjustments. We have recorded a decrease in depreciation expense for the three months ended March 31, 2002, of $0.2 million due to these adjustments.

        Capitalized Overhead.    We have recorded an increase in selling, general and administrative expenses related to our Montana utility operations for the three months ended March 31, 2002, of $0.3 million, to reflect the application of the capitalization policy previously approved for our Montana operations by the Montana Public Service Commission, or the MPSC. During 2002, we recorded selling, general and administrative expenses for all of our utility operations, including our Montana utility operations that were acquired in February 2002, under a historical uniform capitalization policy that differed from the policy utilized by the former owner of our Montana utility operations. We subsequently determined, however, that we must continue certain predecessor policies for accounting for the Montana utility operations and the changes in the capitalization policy are subject to review by the MPSC, consistent with normal rate making procedures. We will continue to apply the MPSC approved policy for our Montana utility operation in future financial statements.

        Employee benefit plan accrual.    During the fourth quarter of 2002, we recorded an adjustment to increase our liability related to an employee benefit plan based on an actuarial review obtained during our year-end closing process. We have recorded an increase in selling, general and administrative expenses for the three months ended March 31, 2002, of $1.5 million to reflect this liability on a straight-line basis through the year.

HVAC—BLUE DOT

        Adjusting entries.    We have recorded an increase in cost of sales for the three months ended March 31, 2002, of $0.4 million to reflect adjustments that should have been recorded in this period.

ALL OTHER

        Adjusting entries.    We subsequently identified adjustments which should have been recorded in the three months ended March 31, 2002, for revenues and cost of sales related to certain contracts, write-offs of debt issue costs and selling, general and administrative expenses relating to various miscellaneous items. We have recorded a decrease in revenues and cost of sales for the three months ended March 31, 2002, of $1.5 million and $0.8 million, respectively due to these adjustments. We have also recorded an increase in selling, general and administration expenses and interest expense for the three months ended March 31, 2002, of $0.7 million and $1.1 million, respectively, due to these adjustments.

        The following tables sets forth a summary of the significant effects of the restatement adjustment described above, on a segment by segment basis, showing previously reported and restated amounts as of and at March 31, 2002 (in thousands, except per share amounts):

		Restatement Adjustments by Segment
	As Previously Reported	Communications Expanets	Electric and Natural Gas	HVAC/Blue Dot	All Other	As Restated
Three Months Ended March 31, 2002
Operating revenues	$480,113	(22,617)	86	—	(1,455)	$456,127
Cost of sales	269,691	(1,840)	—	368	(807)	267,412
Selling, general and administrative	148,150	(158)	1,774	—	701	150,467
Depreciation	20,535	—	(157)	—	—	20,378
Interest expense	(21,686)	—	(1,987)	—	(1,128)	(24,801)
Income taxes	(4,611)	7,938	1,354	142	906	5,729
Income (Loss) from Continuing Operations	23,959	(12,681)	(2,164)	(226)	(1,571)	7,317
Net Income (Loss)	(29,488)	(12,681)	(2,164)	(226)	(1,571)	(46,130)
Earnings (Loss) on Common Stock	(35,761)	(12,681)	(2,164)	(226)	(1,571)	(52,403)
Earnings (Loss) Per Average Common Share
Continuing operations	$0.65					$0.04
Discontinued operations	(1.46)					(1.46)
Extraordinary item	(0.49)					(0.49)

Basic	$(1.30)					$(1.91)

Continuing operations	$0.65					$0.04
Discontinued operations	(1.46)					(1.46)
Extraordinary item	(0.49)					(0.49)

Diluted	$(1.30)					$(1.91)

Balance Sheet accounts	As previously reported	Adjustments	As restated
Accounts receivable, net	$394,922	$(29,279)	$365,643

Inventories	69,342	2,279	71,621

Property, plant and equipment, net	1,594,930	(397,870)	1,197,060

Goodwill and other intangible assets, net	852,811	400,095	1,252,906

Other noncurrent assets	98,823	(1,128)	97,695

Accrued expenses	417,997	(11,601)	406,396

Other noncurrent liabilities	393,735	2,340	396,075

Retained earnings	67,848	(16,642)	51,206

        For additional information concerning the impact of the adjustments on our financial results, see our unaudited restated consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Items 1 and 2, respectively, of Part I of this amendment.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        On one or more occasions, we may make statements in this Amendment No. 2 to Quarterly Report on Form 10-Q/A, or Amendment No. 2, regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included herein relating to management's current expectations of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

        Words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "targets," "will likely result," "will continue" or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our expectations will be achieved. Factors that may cause such differences include:

  •
  our success in implementing our turnaround plan, which is dependent upon receiving significant proceeds from the sale of non-core assets;

  •
  if we are unable to significantly reduce our debt, restructure our debt or obtain additional capital, our ability to fund our operations and service our substantial indebtedness will be adversely affected;

  •
  risks regarding the class action lawsuit relating to the disposition of the energy assets by The Montana Power Company, including the acquisition of our Montana utility;

  •
  the risk of litigation or regulatory action in connection with the restatement of our quarterly reports for fiscal 2002;

  •
  our ability to address and fully correct inadequacies or material weaknesses in our internal controls and to thereafter maintain effective systems of internal controls;

  •
  the risk of disruption of Expanets' business, including the loss of key employees, customers and suppliers, and reduction in the value of such business and its assets as a result of our efforts to sell or dispose of Expanets, or its assets, and our limited ability to provide further funds to such business;

  •
  adverse federal, state, or local legislation or regulation or adverse determinations by regulators;

  •
  unscheduled generation outages, maintenance or repairs;

  •
  unanticipated changes in commodity prices or in fuel supply costs or availability due to higher demand, shortages, weather conditions, transportation problems or other developments;

  •
  the risk of vendors requiring additional credit support, including letters of credit, or other constraints on credit;

  •
  increases in interest rates;

  •
  the rate of growth and economic conditions in our service territories;

  •
  changes in general economic and competitive conditions in the markets in which we may compete; and

  •
  risks regarding business uncertainties related to the occurrence of natural disasters, war, hostilities and the threat of terrorist actions.

        We have attempted to identify, in context, certain of the factors that we believe may cause actual future experiences and results to differ materially from our current expectation regarding the relevant matter of subject area. In addition to the items specifically discussed above, our business and results of operations are subject to the uncertainties described under the caption "Risk Factors" which is a part of the disclosure included in Item 2 of this Amendment No. 2 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, Proxy Statements on Schedule 14A, press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this Amendment No. 2, our reports on Forms 10-K, 10-Q and 8-K, Proxy Statements on Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Amendment No. 2, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Amendment No. 2 or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

        We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the Commission on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHWESTERN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands except per share amounts)

	March 31, 2002	December 31, 2001
	(As restated, see Note 14)
ASSETS
Current Assets:
Cash and cash equivalents	$120,518	$37,158
Accounts receivable, net	365,643	260,485
Inventories	71,621	79,719
Other	82,487	69,487
Current assets of discontinued operations	101,140	181,697

Total current assets	741,409	628,546

Property, Plant, and Equipment, Net	1,197,060	496,241
Goodwill and Other Intangible Assets, Net	1,252,906	640,590
Other:
Investments	97,288	62,959
Regulatory assets	112,653	20,415
Deferred tax asset	14,334	17,374
Other	97,695	73,413
Noncurrent assets of discontinued operations	682,212	695,197

Total assets	$4,195,557	$2,634,735

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$158,934	$155,000
Current maturities of long-term debt of subsidiaries—nonrecourse	8,424	22,817
Short-term debt of subsidiaries-nonrecourse	151,921	178,628
Accounts payable	128,503	122,266
Accrued expenses	406,396	216,345
Current liabilities of discontinued operations	125,341	230,070

Total current liabilities	979,519	925,126

Long-term Debt	1,400,696	373,350
Long-term Debt of Subsidiaries—Nonrecourse	37,334	37,999
Other Noncurrent Liabilities	396,075	75,040
Noncurrent Liabilities and Minority Interests of Discontinued Operations	652,322	605,325

Total liabilities	3,465,946	2,016,840

Minority Interests	14,856	30,067

Preferred Stock, Preference Stock, and Preferred Securities:
Preferred stock—4 1/2% series	2,600	2,600
Redeemable preferred stock—6 1/2% series	1,150	1,150
Preference stock	—	—
Corporation obligated mandatorily redeemable preferred securities of subsidiary trusts	370,250	187,500

Total preferred stock, preference stock and preferred securities	374,000	191,250

Shareholders' Equity:
Common stock, par value $1.75; authorized 50,000,000 shares; issued and outstanding 27,396,762	47,942	47,942
Paid-in capital	240,841	240,797
Treasury stock, at cost	(3,542)	(3,681)
Retained earnings	51,206	112,307
Accumulated other comprehensive income (loss)	4,308	(787)

Total shareholders' equity	340,755	396,578

Total liabilities and shareholders' equity	$4,195,557	$2,634,735

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31
	2002	2001
	(As restated, See Note 14)

OPERATING REVENUES	$456,127	$477,592
COST OF SALES	267,412	322,448

GROSS MARGIN	188,715	155,144
OPERATING EXPENSES
Selling, general and administrative	150,467	172,815
Depreciation	20,378	8,988
Amortization of intangibles	7,089	10,443

	177,934	192,246

OPERATING INCOME (LOSS)	10,781	(37,102)
Interest Expense	(24,801)	(12,393)
Investment Income and Other	694	1,178

Loss From Continuing Operations Before Income Taxes and Minority Interests	(13,326)	(48,317)
Benefit (Provision) for Income Taxes	5,729	15,674

Loss From Continuing Operations Before Minority Interests	(7,597)	(32,643)
Minority Interests in Net Loss of Consolidated Subsidiaries	14,914	45,836

Income from Continuing Operations	7,317	13,193
Discontinued Operations, Net of Taxes and Minority Interests	(40,000)	5,196

Income (Loss) before Extraordinary Item	(32,683)	18,389
Extraordinary Item, Net of Tax of $7,241	(13,447)	—

Net Income (Loss)	(46,130)	18,389
Minority Interests on Preferred Securities of Subsidiary Trusts	(6,225)	(1,650)
Dividends on Preferred Stock	(48)	(48)

Earnings (Loss) on Common Stock	$(52,403)	$16,691

Average Common Shares Outstanding	27,397	23,433
Earnings (Loss) per Average Common Share:
Continuing operations	$0.04	$0.49
Discontinued operations	(1.46)	0.22
Extraordinary item	(0.49)	—

Basic	$(1.91)	$0.71

Continuing operations	$0.04	$0.48
Discontinued operations	(1.46)	0.22
Extraordinary item	(0.49)	—

Diluted	$(1.91)	$0.70

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended March 31
	2002	2001
	(As restated, see Note 14)
Operating Activities:
Net Income (Loss)	$(46,130)	$18,389
Items not affecting cash:
Depreciation	20,378	8,988
Amortization	7,089	10,443
Loss on discontinued operations	40,000	—
Extraordinary item, net of taxes	13,447	—
Deferred income taxes	291	(89)
Minority interests in net losses of consolidated subsidiaries	(14,914)	(45,836)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(64,386)	3,048
Inventories	24,855	7,655
Other current assets	6,310	(5,902)
Accounts payable	(23,612)	(24,989)
Accrued expenses	24,373	2,830
Change in net assets of discontinued operations	(4,190)	37,215
Change in noncurrent assets	9,262	6,301
Change in noncurrent liabilities	(15,394)	(2,364)
Other, net	891	(134)

Cash flows provided by (used in) operating activities	(21,730)	15,555

Investment Activities:
Property, plant and equipment additions	(12,500)	(10,564)
Sale (purchase) of noncurrent investments and assets, net	(8,013)	(3,146)
Acquisitions and growth expenditures, net of cash received	(482,982)	(13,117)

Cash flows used in investing activities	(503,495)	(26,827)

Financing Activities:
Dividends on common and preferred stock	(8,746)	(7,013)
Minority interest on preferred securities of subsidiary trusts	(6,225)	(1,650)
Issuance of long-term debt	719,118	—
Issuance of preferred securities of subsidiary trusts	117,750	—
Repayment of long-term debt	(2,007)	—
Line of credit (repayments) borrowings, net	(132,000)	25,000
Financing costs	(36,028)	—
Subsidiary repurchase of minority interests	(8,697)	(2,051)
Line of credit repayments of subsidiaries, net	(12,951)	(6,478)
Issuance of nonrecourse subsidiary debt	—	1,374
Repayment of nonrecourse subsidiary debt	(29,507)	(2,669)
Proceeds from termination of hedge	7,878	—

Cash flows provided by financing activities	608,585	6,513

Increase (Decrease) in Cash and Cash Equivalents	83,360	(4,759)
Cash and Cash Equivalents, beginning of period	37,158	43,385

Cash and Cash Equivalents, end of period	$120,518	$38,626

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income Taxes	$(6,220)	$(681)
Interest	18,496	13,146
Non-cash transactions:
Debt assumed in acquisitions	$507,711	$—
Assets acquired in exchange for debt	237	3,522
Interest capitalized for internally developed software	1,297	—
Minority equity interest issued for acquisitions	—	1,435
Exchange of warrants for common stock	—	1,505

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Reference is made to Notes to Financial Statements Included in the Company's Annual Report)

(1) Management's Statement

        The consolidated financial statements for the interim periods included herein have been prepared by NorthWestern Corporation (the "Corporation"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). As described in Note 14, the consolidated financial statements herein have been restated from those previously filed with the SEC. In the opinion of the Corporation, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Corporation's latest annual report to shareholders.

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

(3) Acquisitions

        On February 15, 2002, we completed the asset acquisition of The Montana Power Company's (Montana Power) energy transmission and distribution business for $478.0 million in cash and the assumption of $511.1 million in existing debt and mandatorily redeemable preferred securities of subsidiary trusts (net of cash received). Acquisition costs were approximately $24.8 million. We completed this acquisition to expand our presence in the energy market. As a result of the acquisition, we are now a provider of natural gas and electricity to approximately 598,000 customers in Montana, South Dakota, and Nebraska and have the capacity to provide service to wider regions of the country. For accounting convenience, due to the burden of a mid-month closing, both parties agreed to an effective date for the sale of January 31, 2002. We obtained the services of a third-party to perform valuations and assist with the allocation of the purchase price. We had preliminarily recorded the property, plant and equipment at fair value and no portion was allocated to goodwill. During the fourth quarter of 2002 we determined, based on certain regulatory considerations, the property, plant and equipment should be recorded at historical book value less adjustments which reduce these assets to amounts included in utility rate base. These adjustments include a net deferred tax liability of $135.0 million and deferred income tax credits of $12.7 million that have been treated as a reduction to the amounts allocated to property, plant and equipment and increased goodwill. We also adjusted to fair value various other assets and liabilities, such as pension and other postretirement benefit obligations, the qualifying facilities liability, regulatory assets and liabilities, and deferred tax assets and liabilities. As a result, we allocated the remaining excess purchase price to goodwill. Goodwill of $354.4 million is deductible for tax purposes.

        Results of operations of Montana Power have been included in the accompanying consolidated financial statements since the effective date of acquisition. The following table summarizes the final fair values of the assets acquired and liabilities assumed in connection with our acquisition of Montana Power.

(in thousands)	February 1, 2002
Cash	$70,601
Restricted cash	30,000
Other current assets	109,094
Property, plant and equipment	908,544
Regulatory assets	172,917
Other	49,149
Goodwill	400,095

Total assets acquired	$1,740,400

Current liabilities	$218,772
Regulatory liabilities	94,301
Long-term debt	427,711
Mandatorily redeemable preferred securities of subsidiary trusts	65,000
Other	355,974

Total liabilities assumed	1,161,758

Net assets acquired	$578,642

        The following unaudited pro forma results of consolidated operations for the quarter ended March 31, 2002, give effect as if the acquisition had occurred as of January 1, 2002 (in thousands except per share amounts):

Three Months Ended March 31, 2002
Revenues	$520,090
Net Income (Loss)	(39,711)
Diluted earnings per share	(1.68)

(4) Discontinued Operations

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

        A provision for loss on discontinued operations as of March 31, 2002 has been included based on our best estimates as of March 31, 2002 of the amounts expected to be realized on the disposition of its investment. The amount the Corporation will ultimately realize could differ from the assumptions currently used in arriving at the anticipated loss.

(5) Extraordinary Item

        In March 2002, the Corporation retired the $720.0 million term loan, due February 2003, that was used for interim financing for the acquisition of Montana Power energy distribution and transmission business. The recognition of deferred costs related to the interim financing resulted in an extraordinary loss of $13.4 million, net of related income taxes of $7.2 million, or $(0.49) basic and diluted earnings per share.

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

	Three Months Ended March 31
	2002	2001
Net Income	$(46,130)	$18,389
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments	23	(1,136)
Gain on termination of hedge	5,073	—

Comprehensive Income (Loss)	$(41,034)	$17,253

(7) Restructuring Reserve

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

Three Months Ended March 31, 2002

	Total Parent Company
	Total Electric and Natural Gas	All Other	Total Parent Company	Communications	HVAC	Total
Operating Revenues	$173,666	$8,690	$182,356	$179,288	$94,483	$456,127
Cost of Sales	79,579	4,812	84,391	122,910	60,111	267,412

Gross Margin	94,087	3,878	97,965	56,378	34,372	188,715
Selling, general, & administrative	39,270	7,228	46,498	68,341	35,628	150,467
Depreciation	12,558	703	13,261	4,494	2,623	20,378
Amortization of intangibles	—	7	7	6,895	187	7,089

Operating income (loss)	42,259	(4,060)	38,199	(23,352)	(4,066)	10,781
Interest expense	(14,213)	(4,513)	(18,726)	(5,974)	(101)	(24,801)
Investment income and other	283	399	682	(1)	13	694

Income (loss) before taxes and minority interests	28,329	(8,174)	20,155	(29,327)	(4,154)	(13,326)
Benefit (provision) for taxes	(10,448)	4,536	(5,912)	10,145	1,496	5,729

Income (loss) before minority interests	$17,881	$(3,638)	$14,243	$(19,182)	$(2,658)	$(7,597)

Total Assets	$1,998,322	$250,691	$2,249,013	$785,752	$377,440	$3,412,205

Maintenance Capital Expenditures	$10,904	$90	$10,994	$442	$1,064	$12,500

Three Months Ended March 31, 2001

	Total Parent Company
	Total Electric and Natural Gas	All Other	Total Parent Company	Communications	HVAC	Total
Operating Revenues	$105,680	$3,484	$109,164	$268,797	$99,631	$477,592
Cost of Sales	71,639	2,292	73,931	186,008	62,509	322,448

Gross Margin	34,041	1,192	35,233	82,789	37,122	155,144
Selling, general, & administrative	11,762	5,639	17,401	120,505	34,909	172,815
Depreciation	4,047	491	4,538	2,316	2,134	8,988
Amortization of intangibles	—	29	29	8,674	1,740	10,443

Operating income (loss)	18,232	(4,967)	13,265	(48,706)	(1,661)	(37,102)
Interest expense	(2,203)	(6,476)	(8,679)	(2,358)	(1,356)	(12,393)
Investment income and other	26	1,242	1,268	(152)	62	1,178

Income (loss) before taxes and minority interests	16,055	(10,201)	5,854	(51,216)	(2,955)	(48,317)
Benefit (provision) for taxes	(5,524)	3,288	(2,236)	17,461	449	15,674

Income (loss) before minority interests	$10,531	$(6,913)	$3,618	$(33,755)	$(2,506)	$(32,643)

Total Assets	$370,118	$122,894	$493,012	$731,147	$373,337	$1,597,496

Maintenance Capital Expenditures	$2,729	$167	$2,896	$5,629	$2,039	$10,564

Three Months Ended March 31

	2002		2001
	Electric	Natural Gas	Electric	Natural Gas
Operating Revenues	$95,395	$78,271	$29,361	$76,319
Cost of Sales	31,616	47,963	5,324	66,315

Gross Margin	63,779	30,308	24,037	10,004
Selling, general & administrative	28,888	10,382	7,487	4,275
Depreciation	10,623	1,936	3,212	835

Operating Income	$24,268	$17,990	$13,338	$4,894

(9) New Accounting Standards

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

        The following tables present a reconciliation of net income and earnings per share as reported net of taxes and minority interests, to adjusted amounts which included the impact of the adoption of SFAS 142 for all periods presented:

	Three Months Ended
	March 31, 2002	March 31, 2001
Reported earnings (loss) on common stock	$(52,403)	$16,691
Add: Goodwill amortization, net of taxes and minority interests	—	1,580

Adjusted net income (losses)	$(52,403)	$18,271

Basic earnings (losses) per share	$(1.91)	$0.71
Add: Goodwill amortization, net of taxes and minority interests	—	0.07

Adjusted basic earnings (losses) per share	$(1.91)	$0.78

Diluted earnings (losses) per share	$(1.91)	$0.70
Add: Goodwill amortization, net of taxes and minority interests	—	0.07

Adjusted diluted earnings (losses) per share	$(1.91)	$0.77

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

(12) Environmental Liabilities

        In connection with the acquisition of NorthWestern Energy, L.L.C. ("NorthWestern Energy LLC"), which held the energy distribution and transmission business of Montana Power, the Corporation assumed the following environmental obligations:

        The U.S. Environmental Protection Agency (the "EPA"), identified the Milltown Reservoir, which sits behind a hydroelectric dam the Corporation acquired in connection with the acquisition of NorthWestern Energy LLC, on its Superfund National Priority List in 1983 as a result of the collection of toxic heavy metals in the silts. The Atlantic Richfield Company ("ARCO") has been named as the party with responsibility for completing the remedial investigation and feasibility studies and conducting site cleanup, under the EPA's direction. The former owner of NorthWestern Energy LLC did not undertake any direct responsibility in that regard, in light of a special statutory exemption from liability under CERCLA in relation to the Milltown Dam. By virtue of its acquisition of The Montana Power Corporation's utility business and the dam, NorthWestern Energy LLC succeeded to similar protection under this statutory exception. ARCO has argued that the former owner of NorthWestern Energy LLC should be considered a Potentially Responsible Party ("PRP") and has threatened to challenge its exempt status. ARCO and the former owner of NorthWestern Energy LLC entered into a settlement agreement to limit the former owner's and now NorthWestern Energy LLC's potential liability, costs and ongoing operating expenditures, provided that the EPA selects a remedy that leaves the dam and sediments in place in its final Record of Decision. The final Record of Decision is not expected to be issued until late 2002 or early 2003. Depending on the outcome of that decision, the Corporation may be required to defend its exempt position. There can be no assurance that the Corporation will not incur costs or liabilities associated with the Milltown Dam site in the future, some of which could be significant. The Corporation has a reserve of approximately $36.5 million at March 31, 2002, primarily for liabilities related to the Milltown Dam and other environmental liabilities. To the extent NorthWestern Energy LLC's liabilities are greater than this reserve, its financial condition and results of operations could be adversely affected.

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

(13) Commitments

        The Corporation has provided guarantees for various credit facilities of majority owned subsidiaries, totaling $127.5 million. At March 31, 2002, $88.2 million outstanding under these facilities was subject to guaranty by the Corporation.

(14) Restatement of Financial Statements

        On April 1, 2003, we announced that we expected to restate our unaudited consolidated financial statements for the fiscal quarters ended March 31, 2002, June 30, 2002, and September 30, 2002. We have restated these unaudited quarterly financial statements principally to reflect the quarterly impact of certain adjustments, and to include additional disclosures in the appropriate period, related to the following:

  •
  increases in billing adjustments that reduced revenues, increases in accounts receivable reserves and writeoffs resulting from significant deficiencies in the EXPERT billing and collection systems in 2002 of Expanets, Inc., or Expanets, one of the Corporation's subsidiaries, and data migration issues from Avaya, Inc., Expanets primary vendor for products, maintenance and technical support services sold to Expanet's customers, and data migration scripting performed by Expanets;

  •
  inadequate information to support recording certain revenues on a percentage of completion basis, thereby requiring the utilization of the completed contract revenue recognition methodology for such revenues and cost recognition; and

  •
  the timing, amount and disclosure of adjustments to certain accruals.

        In connection with the restatement of our prior unaudited quarterly reported results for the reasons stated above, we also included the quarterly impacts to reflect the application of the appropriate purchase price allocation methodology for our February 2002 acquisition of the electric and natural gas transmission and distribution business of The Montana Power Company, the reversal of losses previously allocated to minority shareholders of our subsidiary Blue Dot Services Inc., or Blue Dot, as a result of the appropriate purchase accounting for acquisitions made in 2002 and the quarterly impact of certain other adjustments.

        Management determined that revenues and accounts receivable were misstated due to complications experienced at our subsidiary, Expanets, Inc., or Expanets. Expanets experienced numerous complications with its new EXPERT system, particularly with billings and collections. Expanets took several steps to manage the system complications, however, it continued to experience billing complications throughout 2002, including an inability to produce bills in a timely manner with correct billing information, and an inability to produce reliable accounts receivable or collection information. In particular, Expanets identified certain maintenance billing issues that required reversal of previously recorded maintenance revenue. Additionally, management determined that additional adjustments were required to increase the allowance for uncollectible accounts. Adjustments impacting the three months ended March 31, 2002 have been reflected in the restated financial statements included in this Amendment No. 2.

        During our 2002 year-end closing process, it was determined that we were unable to provide adequate information to support recording certain revenues on a percentage of completion basis, and therefore, required adjustments to record projects on the completed contract revenue recognition methodology that was in place prior to 2002. Adjustments impacting the three months ended March 31, 2002 have been reflected in the restated financial statements included in this Amendment No. 2.

        As discussed in the section entitled Electric and Natural Gas—Purchase Accounting Adjustments below, we have restated prior financial statements for the appropriate purchase price allocation methodology for our Montana utility operations. Adjustments impacting the three months ended March 31, 2002 have been reflected in the restated financial statements included in this Amendment No. 2 as if the purchase price allocation had been completed during the first quarter of 2002.

        In addition, Expanets reduced cost of sales and selling, general, and administrative expenses that should have been recorded previously. These accruals related to vendor rebates, vendor settlements, bonus accruals and other items. Certain of these accruals should have been reduced during the first and second quarters of 2002 and adjusting entries have been reflected in the restated financial statements included in this Amendment No. 2 to the extent they should have been recorded during the three month period ended March 31, 2002.

        There were also various other adjusting entries recorded during the fourth quarter of 2002 that have been reflected in the restated financial statements included in this Amendment No. 2 to the extent they should have been recorded during the three month period ended March 31, 2002. Such adjustments related to employee benefits, debt issuance costs, and other accrued expenses.

        The following table sets forth selected financial a summary of the significant effects of the restatement adjustments on a segment by segment basis, showing previously reported and restated amounts as of and at March 31, 2002 (in thousands, except per share amounts):

		Restatement Adjustments by Segment
	As Previously Reported	Communications/ Expanets	Electric and Natural Gas	HVAC/Blue Dot	All Other	As Restated
Three Months Ended March 31, 2002
Operating revenues	$480,113	(22,617)	86	—	(1,455)	$456,127
Cost of sales	269,691	(1,840)	—	368	(807)	267,412
Selling, general and administrative	148,150	(158)	1,774	—	701	150,467
Depreciation	20,535	—	(157)	—	—	20,378
Interest expense	(21,686)	—	(1,987)	—	(1,128)	(24,801)
Income taxes	(4,611)	7,938	1,354	142	906	5,729
Income (Loss) from Continuing Operations	23,959	(12,681)	(2,164)	(226)	(1,571)	7,317
Net Income (Loss)	(29,488)	(12,681)	(2,164)	(226)	(1,571)	(46,130)
Earnings (Loss) on Common Stock	(35,761)	(12,681)	(2,164)	(226)	(1,571)	(52,403)
Earnings (Loss) Per Average Common Share
Continuing operations	$0.65					$0.04
Discontinued operations	(1.46)					(1.46)
Extraordinary item	(0.49)					(0.49)

Basic	$(1.30)					$(1.91)

Continuing operations	$0.65					$0.04
Discontinued operations	(1.46)					(1.46)
Extraordinary item	(0.49)					(0.49)

Diluted	$(1.30)					$(1.91)

Balance Sheet accounts	As previously reported	Adjustments	As restated
Accounts receivable, net	$394,922	$(29,279)	$365,643

Inventories	69,342	2,279	71,621

Property, plant and equipment, net	1,594,930	(397,870)	1,197,060

Goodwill and other intangible assets, net	852,811	400,095	1,252,906

Other noncurrent assets	98,823	(1,128)	97,695

Accrued expenses	417,997	(11,601)	406,396

Other noncurrent liabilities	393,735	2,340	396,075

Retained earnings	67,848	(16,642)	51,206

        The following is a description of the restatement adjustment categories presented in the tables above.

COMMUNICATIONS—EXPANETS

        Billing Adjustments—Reducing Revenues.    We have recorded a decrease in revenues for the three months ended March 31, 2002, of $18.3 million to reflect the impact of estimated billing adjustments that should have been reported in this period. Accounts receivable, net was decreased by the same amounts.

        Accounts Receivable Reserves.    We have recorded an increase in selling, general and administrative expenses for the three months ended March 31, 2002, of $5.2 million to recognize estimated additional bad debt expense for the period. Accounts receivable, net was decreased by the same amounts.

        Contract Accounting.    We have recorded a decrease in revenues and cost of sales for the three months ended March 31, 2002, of $4.3 million and $1.8 million, respectively. The decreases in each case reflect the application of the completed contract method of accounting, which was used prior to 2002 for projects accounted for in the EXPERT system, rather than the percentage of completion method that was initially used in 2002. Expanets determined during our year-end closing process that we were unable to provide adequate information to support recording project revenues on a percentage-of-completion basis.

        Reductions in Accruals.    We have recorded a decrease in selling, general and administrative expenses for the three months ended March 31, 2002, of $5.4 million, to reflect the reversal of adjustments to accruals related to vendor settlements, bonus accruals and other items that were made in the third quarter. These adjustments should have been reported in the first and second quarters of 2002.

ELECTRIC AND NATURAL GAS

        Purchase accounting adjustments.    In connection with the appropriate purchase accounting for the February 2002 acquisition of the electric and natural gas transmission and distribution assets of The Montana Power Company, we determined, based on certain regulatory considerations, the property, plant and equipment should have been recorded at historical book value less other adjustments which reduce these assets to amounts included in utility rate base. Further, we adjusted to fair value various other assets and liabilities, such as pension and other post-retirement benefit obligations, the qualifying facilities liability and regulatory assets and liabilities. As a result, we increased goodwill by $400 million and decreased property plant and equipment by $398 million. The financial statements included in this Amendment No. 2 have been restated to reflect application of the appropriate purchase price allocation methodology for each of the first three quarterly periods in 2002. We have recorded an increase in revenues and interest expense of $0.1 million and $2.0 million, respectively, for the three months ended March 31, 2002 due to these adjustments. We have recorded a decrease in depreciation expense for the three months ended March 31, 2002, of $0.2 million due to these adjustments.

        Capitalized Overhead.    We have recorded an increase in selling, general and administrative expenses related to our Montana utility operations for the three months ended March 31, 2002, of $0.3 million, to reflect the application of the capitalization policy previously approved for our Montana utility operations by the Montana Public service Commision, or the MPSC. During 2002, we recorded selling, general and administrative expenses for all of our utility operations, including our Montana utility operations that were acquired in February 2002, under a historical uniform capitalization policy that differed from the policy utilized by the former owner of our Montana utility operations. We subsequently determined, however, that we must continue certain predecessor policies for accounting for the Montana utility operations and that changes in the capitalization policy are subject to review by the MPSC, consistent with normal rate making procedures. We will continue to apply the MPSC approved policy for our Montana utility operation in future financial statements.

        Employee benefit plan accrual.    During the fourth quarter of 2002, we recorded an adjustment to increase our liability related to an employee benefit plan based on an actuarial review obtained during our year-end closing process. We have recorded an increase in selling, general and administrative expenses for the three months ended March 31, 2002, of $1.5 million to reflect this liability on a straight-line basis through the year.

HVAC—BLUE DOT

        Adjusting entries.    We have recorded an increase in cost of sales for the three months ended March 31, 2002, of $0.4 million to reflect adjustments that should have been recorded in these periods.

ALL OTHER

        Adjusting entries.    We subsequently identified adjustments which should have been recorded in the three months ended March 31, 2002, for revenues and cost of sales related to certain contracts, write-offs of debt issue costs and selling, general and administrative expenses relating to miscellaneous items. We have recorded a decrease in revenues and cost of sales for the three months ended March 31, 2002, of $1.5 million and $0.8 million, respectively due to these adjustments. We have also recorded an increase in selling, general and administrative expenses and interest expense for the three months ended March 31, 2002, of $0.7 million and $1.1 million, respectively, due to those adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

        As described in the Explanatory Note and in Note 14 of the Notes to the Consolidated Financial Statements, the results of operations for the three month period ended March 31, 2002 have been restated from the amounts previously reported. Management's Discussion and Analysis of Financial Condition and Results of Operations provided herein are based on the restated amounts reflected in this amended 10-Q/A for the period ended March 31, 2002.

        Unless the context requires otherwise, references to "we," "us," "our" and "NorthWestern" refer specifically to NorthWestern Corporation and its subsidiaries and references to "NorthWestern Energy LLC" refer to NorthWestern Energy, L.L.C., our wholly-owned subsidiary, which was formerly known as The Montana Power, L.L.C.

        We are a service and solutions company providing integrated energy, communications, heating, ventilation, air conditioning, plumbing and related services and solutions to residential and business customers throughout North America. We own and operate one of the largest regional electric and natural gas utilities in the upper Midwest of the United States. We distribute electricity in South Dakota and natural gas in South Dakota and Nebraska through our energy division, NorthWestern Energy, formerly NorthWestern Public Service, and electricity and natural gas in Montana through our wholly owned subsidiary, NorthWestern Energy LLC. We are operating under the common brand "NorthWestern Energy" in all our service territories. On February 15, 2002, we completed the acquisition of the electric and natural gas transmission and distribution businesses of The Montana Power Company $478 million in cash and the assumption of $511.1 million in existing debt and preferred stock, net of cash received. We transferred substantially all of the assets and liabilities of the energy and natural gas transmission and distribution operations of NorthWestern Energy LLC to NorthWestern Corporation on November 20, 2002 and operate its business as part of our NorthWestern Energy division. We believe the acquisition creates greater regional scale allowing us to more fully realize the value of our existing energy assets and provides a strong platform for future growth.

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

CONSOLIDATED EARNINGS (LOSS)

        Consolidated losses were $52.4 million in the first quarter of 2002, a decline of $69.1 million, or 414.0%, from consolidated earnings of $16.7 million in the first quarter of 2001. The decline was a result of a $40.0 million charge for discontinued operations relating to our planned divestiture of our interest in CornerStone (see Note 4, Discontinued Operations, to the consolidated financial statements, for further discussion regarding CornerStone), an extraordinary loss of $13.4 million related to debt costs associated with the early extinguishment of debt, and reduced losses allocated to minority interests of $30.9 million.

CONSOLIDATED OPERATIONS

        Consolidated operating revenues were $456.1 million in the first quarter of 2002, a decrease of $21.5 million, or 4.5%, from $477.6 million in the first quarter of 2001. The decrease in consolidated revenues was primarily due to decreases in revenues from our communications segment of $89.5 million as a result of continuing market softness, problems with Expanets EXPERT system implementation that have contributed to erosion of Expanets' customer base, and a change in the mix of revenues toward certain higher-margin activities. HVAC segment revenues decreased by $5.1 million due to mild weather conditions, slowness in the market and the discontinuation of certain business lines. The decreases were partially offset by increased revenues from the electric and natural gas operations of $68.0 million as a result of the inclusion of NorthWestern Energy LLC's Montana operations and a

$5.2 million increase in revenues from our All Other operations as a result of the addition of certain non-utility operations acquired with NorthWestern Energy LLC's Montana operations, which include revenues from statutory conservation and low income assistance charges, gas stranded costs collected in rates under a securitization program, underground services location operations and other unregulated operations.

        Consolidated cost of sales was $267.4 million in the first quarter of 2002, a reduction of $55.0 million, or 17.1%, from results in the first quarter of 2001. Consolidated cost of sales declined primarily due to a $63.1 million decrease in costs within the communications segment and an additional $18.4 million decrease in costs in our electric and natural gas operations due to reduced natural gas costs. These decreases were primarily offset by $26.2 million of increased costs associated with NorthWestern Energy LLC's Montana electric utility operations. Costs of sales in our HVAC segment also declined $2.4 million while costs of sales in All Other increased $2.5 million from NorthWestern Energy LLC's Montana operations and increased activities within the South Dakota operations.

        Consolidated gross margin was $188.7 million in the first quarter of 2002, an increase of $33.6 million, or 21.6%, from results in the first quarter of 2001. Electric and natural gas operations gross margins increased by an aggregate of $60.0 million as a result of the addition of NorthWestern Energy LLC's Montana operations. Communications gross margin declined $26.4 million quarter over quarter as the benefit of cost reductions lagged behind revenue decreases. HVAC gross margin decreased $2.8 million in the first quarter of 2002 compared to the first quarter of 2001. All Other gross margin improved due to the additional activity from the Montana operations. Consolidated gross margin as a percentage of revenues was 41.4% in the first quarter of 2002, compared to 32.5% in the first quarter of 2001. The improvement in consolidated gross margin was primarily a result of lower natural gas commodity prices and margin improvement within the communications segment due to a better sales mix and additional higher-margin maintenance revenues.

        Consolidated operating expenses were $177.9 million in the first quarter of 2002, a decline of $14.3 million, or 7.4%, from results in the first quarter of 2001. Operating expenses for the communications segment in the first quarter of 2002 were $51.8 million less than in the first quarter of 2001 due to reductions in costs related to selling and operational functions as well as a reduction in costs related to corporate and transition/integration efforts to better align the business with the reduced revenue streams. Electric and natural gas operating expenses in the first quarter of 2002 were $36.0 million more than similar expenses in the first quarter of 2001. Electric and natural gas operating expenses increased primarily due to the inclusion of NorthWestern Energy LLC's Montana operations, but were partially offset by a reduction in costs within the South Dakota and Nebraska operations. HVAC operating expenses in the first quarter of 2002 increased only $345,000 over results in the first quarter of 2001. All Other expenses in the first quarter of 2002 increased $1.8 million over results in the first quarter of 2001 due to the addition of NorthWestern Energy LLC's Montana operations, as corporate and other expenses within the previously owned operations declined.

        Consolidated operating income in the first quarter of 2002 was $10.8 million, an improvement of $47.9 million, or 129.1%, compared to losses of $37.1 million in the first quarter of 2001. Operating income in our communications segment increased $25.4 million in the first quarter of 2002 compared to the first quarter of 2001, primarily as a result of the reduction in operating expenses. Operating income in our electric and natural gas segments increased $24.0 million due to the addition of NorthWestern Energy LLC's Montana operations. HVAC operating losses in the first quarter of 2002 increased $2.4 million from results in the first quarter of 2001 as a result of reduced margins while All Other operating losses declined $0.9 million as a result of lower expenses.

        Consolidated interest expense in the first quarter of 2002 was $24.8 million, an increase of $12.4 million, or 100.1%, over interest expense of $12.4 million in the first quarter of 2001. The increase was attributable principally to approximately $5.0 million of additional interest expense from the debt assumed with NorthWestern Energy LLC's Montana operations in addition to the increased expense from the $720.0 million of financing obtained for NorthWestern Energy LLC's Montana operations acquisition.

        Consolidated investment income and other was $694,000 in the first quarter of 2002, a decline of $484,000 from results in the first quarter of 2001. The decline was primarily attributable to losses incurred for certain preferred stock investment impairments.

        Consolidated income tax benefit was $5.7 million in the first quarter of 2002, a $9.9 million decline from a $15.7 million income tax benefit position in the first quarter of 2001. The decline in consolidated income tax positions was principally due to a $7.3 million decrease in the tax benefit within the communications segment as a result of substantially lower losses. In addition, increased income within the electric and natural gas segments in the first quarter of 2002 resulting from the addition of the Montana operations increased income tax expense by $5.0 million over results in the first quarter of 2001. These changes were partially offset by an increase in income tax benefits generated by the HVAC segment and All Other from increased operating losses.

        Minority interests in net loss of consolidated subsidiaries was $14.9 million in the first quarter of 2002, a decline of $30.9 million from minority interests in net loss of consolidated subsidiaries of $45.8 million in the first quarter of 2001. The decline was partially due to a $31.8 million decline in allocations in the communications segment, which was partially offset by a $0.9 million increase in allocations within the HVAC segment. The decreased communications allocation was the result of a lack of additional minority basis upon which to allocate the losses compared to the first quarter of 2001. To the extent that future operating losses are incurred within the HVAC or communications segments, such losses will be allocated to us unless additional minority interest is created. See "—Significant Accounting Policies—Minority Interest in Consolidated Subsidiaries" for a discussion of the allocation of income (loss) to minority interests and the changes in such allocations during the periods discussed.

SEGMENT INFORMATION

ELECTRIC UTILITY SEGMENT OPERATIONS

        Revenues from our electric utility operations in the first quarter of 2002 were $95.4 million, an increase of $66.0 million, or 224.9%, from results in the first quarter of 2001. The growth resulted primarily from the addition of NorthWestern Energy LLC's Montana operations effective February 1, 2002. The additional electric operations contributed $73.4 million of the increase. Offsetting these additional revenues was a decline in the wholesale electric revenues in our South Dakota operations during the first quarter of 2002 as a result of a reduction of sales by over 80%, or $7.4 million, due to a drop in market prices as compared to the unusually high prices experienced in the first quarter of 2001. Retail electric revenues also declined slightly during the first quarter of 2002 due to warmer weather in the South Dakota service territory.

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

        Gross margin for our electric utility operations in the first quarter of 2002 was $63.8 million, an increase of $39.7 million over gross margin in the first quarter of 2001. The increase in gross margin in the first quarter of 2002 was primarily due to the contribution of $47.3 million to gross margin by NorthWestern Energy LLC's Montana operations. Gross margin in our South Dakota operations decreased $7.5 million in the first quarter of 2002 from results in the first quarter of 2001, primarily as a result of the substantial decrease in market prices for wholesale electricity. In addition, retail electric margins decreased slightly in the first quarter of 2002 from results in the first quarter of 2001 due to the impact of warmer weather and slightly higher cost of sales. As a percentage of revenue, gross margin in the first quarter of 2002 was 66.9%, compared to 81.9% in the first quarter of 2001. The decline was the result of the substantial decline in wholesale electric margins from market price fluctuations and the influence of the margin impact from retail electric operations in Montana.

        Operating expenses for our electric utility operations in the first quarter of 2002 were $39.5 million, an increase of $28.8 million over results in the first quarter of 2001. Selling, general and administrative expenses in the first quarter of 2002 were $28.9 million, an increase of $21.4 million over results in the first quarter of 2001. While selling, general and administrative expenses within our South Dakota operations decreased from reduced staffing, customer service expenses and incentive accruals, similar expenses for NorthWestern Energy LLC's Montana operations in the first quarter of 2002 added approximately $22.4 million in operating expenses. Depreciation in the first quarter of 2002 was $10.6 million, an increase of $7.4 million over depreciation in the first quarter of 2001 of $3.2 million. The increase in depreciation was due to the addition of NorthWestern Energy LLC's Montana operations.

        Operating income for our electric utility operations in the first quarter of 2002 was $24.3 million, an increase of $10.9 million, or 81.9%, from $13.3 million in the first quarter of 2001. The increase was primarily attributable to the addition of approximately $17.5 million in operating income from NorthWestern Energy LLC's Montana operations. Income from our South Dakota operations declined $6.5 million in the first quarter of 2002 from results in the first quarter of 2001 as a result of the decline in wholesale electric margins but was partially offset by operating expense savings.

NATURAL GAS UTILITY SEGMENT OPERATIONS

        Revenues for our natural gas utility operations in the first quarter of 2002 were $78.3 million, an increase of $2.0 million, or 2.6%, from results in the first quarter of 2001. Revenues for the period reflect the inclusion of NorthWestern Energy LLC's Montana operations which contributed $32.1 million in revenues. The increase was offset by a drop in commodity prices reflected within the previously owned operations during the first quarter of 2002 compared to the first quarter of 2001, and a decrease in volumes as a result of warmer weather in the Nebraska and South Dakota service territories, as heating degree days for the first quarter of 2002 were 17% lower than during the first quarter of 2001.

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

        Gross margin for our natural gas utility operations in the first quarter of 2002 was $30.3 million, an increase of $20.3 million, or 203.0%, over gross margin in the first quarter of 2001. The growth was primarily attributable to the addition of NorthWestern Energy LLC's Montana operations. Gross margin for previously owned operations declined $374,000 in the first quarter of 2002 compared to the first quarter of 2001 due to warmer weather. As a percentage of revenues, gross margin improved from 13.1% in the first quarter of 2001 to 38.7% in the first quarter of 2002, primarily as a result of the significant decrease in commodity prices and the margin impact from NorthWestern Energy LLC's operations in Montana.

        Operating expenses for our natural gas utility operations in the first quarter of 2002 were $12.3 million, an increase of $7.2 million, or 141.1%, from results in the first quarter of 2001. Selling, general and administrative expenses grew $6.1 million in the first quarter of 2002 compared to the first quarter of 2001, primarily due to $6.9 million in additional expenses attributable to NorthWestern

Energy LLC's Montana operations, while selling, general and administrative expenses at previously owned operations in South Dakota and Nebraska declined $0.7 million due to reduced customer service expenses, employee benefits and system maintenance expenses. Depreciation was $1.9 million in the first quarter of 2002, an increase of $1.1 million over depreciation during the first quarter of 2001. This increase was due primarily to the addition of NorthWestern Energy LLC's Montana operations.

        Operating income for our natural gas utility operations in the first quarter of 2002 was $18.0 million, compared to $4.9 million in the first quarter 2001. NorthWestern Energy LLC's Montana operations contributed $12.7 million to operating income in the first quarter of 2002 while the operating expense reductions in the previously owned operations in South Dakota and Nebraska more than offset the margin shortfalls in these operations to add $5.3 million of income.

COMMUNICATIONS SEGMENT OPERATIONS

        Revenues for the communications segment in the first quarter of 2002 were $179.3 million, a decline of $89.5 million, or 33.3%, from revenues of $268.8 million in the first quarter of 2001. The decline was due to certain revisions made in May 2001 to the original agreements executed in association with the acquisition of the Lucent Technologies' Growing and Emerging Markets, or "Lucent GEM", business in March 2000, which eliminated minimum sales referral obligations of Avaya, Inc., formerly Lucent Technologies, and increased the volume of higher-margin recurring revenue service maintenance contracts. Overall market softness throughout the economy, particularly in the telecommunications and technology sectors and problems with Expanets' EXPERT system implementation that have contributed to erosion of Expanets' customer base, also negatively impacted revenues.

        Cost of sales in the first quarter of 2002 was $122.9 million, a decline of $63.1 million from cost of sales in the first quarter of 2001 of $186.0 million. The decrease in cost of sales principally resulted from the lower sales volumes and efforts to continue to improve the revenue mix by reducing cost intensive equipment sales and increasing higher-margin maintenance and service sales.

        Gross margin in the first quarter of 2002 was $56.4 million, a decline of $26.4 million compared to gross margin in the first quarter of 2001. The decrease in gross margin dollars resulted from the overall decline in sales volumes and EXPERT system problems noted above. As a percentage of revenues, gross margin improved from 30.8% in the first quarter of 2001 to 31.4% in the first quarter of 2002. The improvement was principally a result of changes in sales mix by increasing maintenance and service revenues as compared to lower margin equipment sales. The sales mix changes are a result of the renegotiated Avaya agreement and a continued focus by management on growing higher margin recurring revenues.

        Operating expenses in the first quarter of 2002 were $79.7 million, a decline of $51.8 million from results in the first quarter of 2001. Selling, general and administrative expenses declined $52.2 million to $68.3 million in the first quarter of 2002 from $120.5 million for the first quarter of 2001. Our communications segment workforce has been reduced by nearly 20% since the first quarter of 2001 resulting in savings within salary, benefits, travel and other personnel costs. In November 2001, Expanets installed an enterprise software system, the EXPERT system, and although additional costs have been incurred during 2002 to fix the system's operational capabilities, the system has eliminated redundant costs incurred under the former transition service agreements executed with Avaya as part of the original Lucent GEM acquisition. In addition, the company receives payments from Avaya under a maintenance fee agreement, which is calculated based on Avaya's maintenance contract customer base. Monthly payments are based on estimated experience, and a true-up payment is made annually based on Avaya's actual experience. This agreement expires in March of 2005. Amounts recognized related to this agreement reduced selling, general and administrative expenses by $9.3 million in the first quarter of 2002 as compared to $6.4 million in the first quarter of 2001. Included in the amount recognized in the first quarter of 2002, was $2.0 million that had previously been deferred, pending the determination of Avaya's actual experience. Also contributing to the decrease in SG&A expenses during the first quarter of 2002 was the reversal of $5.4 million of accrued expenses primarily related to employee bonuses that were not paid because of current cash considerations. This decrease was partially offset by $5.2 million bad debt expense and other receivable related charges and $4.0 million of additional expense associated with information technology costs for the operation and repair of the EXPERT system. In addition, approximately $7 million of transition/integration expenses incurred in the first quarter of 2001 were nonrecurring in the first quarter of 2002. Management is focused on reducing overhead costs and discretionary spending wherever possible to further help bring expenses in line with the reduced sales volumes. Depreciation expense increased $2.2 million to $4.5 million in the first quarter of 2002 compared to the first quarter of 2001 as a result of continued capital expenditures. Amortization expense decreased $1.8 million in the first quarter of 2002 compared to the first quarter of 2001 due to implementation of SFAS No. 142 which has resulted in the discontinuance of a portion of the intangibles amortization.

        Operating losses in the first quarter of 2002 were $23.4 million, compared to operating losses of $48.7 million in the first quarter of 2001. The reduction in losses resulted from the substantial decline in operating expenses, and was offset partially by a reduction in gross margins.

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

        Cost of sales in the first quarter of 2002 was $60.1 million, a decline of $2.4 million, or 3.8%, from results in the first quarter of 2001. Costs of sales for newly acquired locations added approximately $3.6 million of costs in the first quarter of 2002 compared to the first quarter of 2001 while cost of sales within existing locations decreased $6.0 million in the first quarter of 2002 compared to the first quarter of 2001. The reduction in costs was a result of decreased sales activity which negatively impacted revenues as well.

        Gross margin in the first quarter of 2002 was $34.4 million, a decline of $2.8 million from results in the first quarter of 2001. Gross margin from acquired locations contributed $3.6 million in the first quarter of 2002, but were more than offset by a $6.4 million decline in gross margin for existing locations in the first quarter of 2002 compared to the first quarter of 2001. This decrease is a result of the revenue shortfalls noted above as costs were not reduced sufficiently to offset the revenue losses. As a percentage of revenues, gross margins declined slightly from 37.3% in the first quarter of 2001 to 36.4% in the first quarter of 2002.

        Operating expenses in the first quarter of 2002 were $38.4 million, a decline of $0.3 million, or 1.0%, in the first quarter of 2001. Selling, general and administrative expenses increased $0.7 million in the first quarter of 2002 from results in the first quarter of 2001. Acquired locations added approximately $3.0 million of costs in the first quarter of 2002 while expenses within existing locations decreased in the first quarter of 2002 as management focused on cost control in light of revenue reductions. Corporate expenses increased slightly in the first quarter of 2002 as a result of increased business and travel and salary and benefit expenses. Depreciation expense increased $0.5 million in the first quarter of 2002 as compared to the first quarter of 2001 due to continued acquisition activity. Amortization expense decreased $1.6 million during the first quarter of 2002 from results in the first quarter of 2001 as a result of discontinuance of a portion of the intangibles amortization.

        Operating losses in the first quarter of 2002 were $4.1 million, a decline of $2.4 million from losses of $1.7 million in the first quarter of 2001. Gross margin shortfalls noted earlier within the existing locations were partially offset by a slight decrease in operating expenses. The first quarter is typically the slowest quarter in the HVAC industry, and management expects improved performance for the balance of 2002 from both margin improvements and further cost containment efforts.

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

        Revenues for the quarter increased $5.2 million to $8.7 million compared to the first quarter of 2001. This growth is attributable to the addition of non-utility operations acquired with NorthWestern Energy LLC's Montana operations and improved market conditions in the previously owned operations.

        Cost of sales in the first quarter of 2002 was $4.8 million, an increase of $2.5 million over results in the first quarter of 2001. This increase was, as with revenues, due to the addition of NorthWestern Energy LLC's Montana operations and improvement within the previously operated activities.

        Gross margin in the first quarter of 2002 was $3.9 million, an increase of $2.7 million over gross margins in the first quarter of 2001. All of the growth was due to the addition of NorthWestern Energy LLC's Montana operations as the previously owned operations were basically flat between the quarters.

        Operating expenses in the first quarter of 2002 were $7.9 million, an increase of $1.8 million over results in the first quarter of 2001. This increase resulted from the additional expenses attributable to the acquisition of NorthWestern Energy LLC's Montana operations, which were partially offset by a decrease in operating expenses within the corporate and previously owned operations as a result of lower salary and benefits and travel costs.

        Operating losses in the first quarter of 2002 were $4.1 million, a decline of $0.9 million from losses of $5.0 million in the first quarter of 2001. The decline resulted primarily from reduced operating expenses within the corporate and previously owned operations as there was negligible operating income generated from NorthWestern Energy LLC's acquired Montana operations.

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

LIQUIDITY & CAPITAL RESOURCES

Cash Flows and Cash Position

Operating Activities

        We generate cash to fund our operations through a combination of cash flows from current operations, the sale of our securities and our borrowing facilities. We realized cash outflows from operations of $21.7 million in the first quarter of 2002 compared to inflows of $15.6 million in the first quarter of 2001. The reduction in cash flows is principally a result of the increase in accounts receivable within our communications segment resulting from a delay in billings experienced in connection with the EXPERT system implementation and additional receivables added from NorthWestern Energy LLC's Montana operations where accounts receivable balances are higher due to heavier energy use for heating needs. Our cash, cash equivalents and marketable securities totaled $217.8 million as of March 31, 2002 compared to $104.4 million as of March 31, 2001. The increased balance is a result of excess cash invested from NorthWestern Energy LLC's Montana operations.

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

Investing and Financing Activities

        Cash flows used in investing activities were $503.5 million in the first quarter of 2002 compared to $26.8 million in the first quarter of 2001. The increase was principally due to the acquisition of

NorthWestern Energy LLC's Montana operations during the quarter. Cash flows provided by financing activities were $608.6 million in the first quarter of 2002 compared to $6.5 million in the first quarter of 2001. The increase was primarily due to proceeds received from our $720.0 million notes offering discussed below, which was used to pay our acquisition term loan used to finance the acquisition of NorthWestern Energy LLC's Montana operations, and the trust preferred securities offerings discussed below.

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

  •
  a funded debt to capital ratio on the last day of each fiscal quarter of no greater than 72% as of the last day of each fiscal quarter ending prior to February 14, 2003 and 68% for any quarter ending thereafter; and

  •
  a ratio of utility business EBITDA(1) to consolidated recourse interest expense on the last day of each fiscal quarter of at least 2.00 to 1.00. During 2002, the ratio is calculated for the period from January 1, 2002 through the end of the respective fiscal quarter. Thereafter, the ratio is calculated for the four most recent fiscal quarter period.

(1)
EBITDA is a non-GAAP financial measure and as such, we have not used it in describing our results of operations. We have used EBITDA in this section specifically to show compliance with our debt covenants and we do not refer to EBITDA for any other purpose herein.

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

        Maintenance capital expenditures for property, plant and equipment for the first quarter of 2002 and 2001 were $10.3 million and $10.6 million, respectively. Maintenance capital expenditures are capital expenditures incurred in order to maintain our business as it exists at that time. We estimate that our maintenance capital expenditures for 2002 and 2003 will be $57.4 million and $75.5 million, respectively. Our maintenance capital expenditures are continually examined and evaluated and may be revised in light of changing business operating conditions, variation in sales, investment opportunities and other business factors.

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

	Three months ended March 31, 2002
	HVAC (Blue Dot)	Communications (Expanets)		Total
	(in thousands)
Income (loss) before minority interests	$(2,658)	$(19,182	)(1)	$(21,840)
Preferred dividends	(9,082)	(10,565)		(19,647)
Management fees	(1,232)	(1,050)		(2,282)

Net income (loss) available to common equity holders	$(12,972)	$(30,797)		$(43,769)

Income (loss) allocation to shareholders:
NorthWestern	$(9,210)	$(19,645)		$(28,855)

Minority interests	(3,762)	(11,152)		(14,914)

Total	$(12,972)	$(30,797)		$(43,769)

(1)
Expanets' loss before minority interests includes $1.3 million of after tax interest expense on amounts due to NorthWestern.

	Three months ended March 31, 2001
	HVAC (Blue Dot)	Communications (Expanets)		Total
	(in thousands)
Income (loss) before minority interests	$(2,506)	$(33,755	)(2)	$(36,261)
Preferred dividends	(6,029)	(7,693)		(13,722)
Management fees	(761)	(1,561)		(2,322)

Net income (loss) available to common equity holders	$(9,296)	$(43,009)		$(52,305)

Income (loss) allocation to shareholders:
NorthWestern	$(6,469)	$—		$(6,469)
Minority interests	(2,827)	(43,009)		(45,836)

Total	$(9,296)	$(43,009)		$(52,305)

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

RISK FACTORS

        You should carefully consider the risk factors described below, as well as other information included in this Amendment No. 2, before making an investment in our common stock or other securities. The risks and uncertainties described below are not the only ones facing us. This risk factors section has been updated to the date of this Amendment No. 2. Certain of these risks, namely the following, relate in whole or in part to facts that occurred or circumstances that we discovered or that came into existence after the filing of our Form 10-Q for the period ended September 30, 2002.

  •
  "Our ability to implement our turnaround plan is subject to many impediments and uncertainties. If we are unable to fully complete our turnaround plan, the value of our common stock will be materially and adversely affected;"

  •
  "Our internal controls and procedures need to be improved;"

  •
  "There are a number of business challenges Expanets must address during 2003. If Expanets is not able to resolve these issues effectively, its performance will continue to be adversely affected;"

  •
  "Our announcement that we are considering strategic alternatives for, and do not intend to make additional significant investments in, Blue Dot or Expanets, together with other liquidity issues confronting Blue Dot and Expanets, may materially and adversely affect the operations and value of those entities;"

  •
  "Certain subsidiaries may be subject to potential rescission rights;"

  •
  "If we are required to purchase inventory and receivables from Avaya upon a default by Expanets, we may not have sufficient cash available for the purpose;"

  •
  "Expanets may be ordered by the Securities and Exchange Commission or a court to register one or more classes of its capital stock under the Securities Exchange Act of 1934 and may be unable to do so. As a result, we and/or Expanets may be subject to liability under the Securities Exchange Act and this may materially and adversely affect our financial condition and results of operations."

  •
  "The impact of ongoing class action litigation may be material. We are also subject to the risk of additional litigation and regulatory action in connection with the restatement of our 2002 quarterly financial statements and our stock price volatility, and the potential liability from any such litigation or regulatory action could harm our business;" and

  •
  "We do not intend to pay dividends on our common stock, and our ability to pay dividends on our common stock is limited."

        The disclosures set for the under the captions "Liquidity & Capital Resources," "Capital Requirements," and "Significant Accounting Policies" are written based upon circumstances that existed at the time that we filed our Form 10-Q for the period ended September 30, 2002. For a current discussion relating to our turnaround plan, current liquidity, capital requirements and other matters relating to NorthWestern, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us.

We have substantial indebtedness, which could adversely affect our financial condition.

        We had total consolidated indebtedness, including indebtedness with respect to mandatorily redeemable preferred securities of subsidiary trusts, of approximately $2.2 billion outstanding as of March 31, 2003.

        This indebtedness could have important consequences to you. For example, it could:

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

        In addition, our failure to comply with any of the covenants contained in the instruments governing our indebtedness could result in an event of default which, if not cured or waived, could result in the acceleration of other outstanding indebtedness. We may not have sufficient working capital to satisfy our debt obligations in the event of an acceleration of all or a significant portion of our outstanding indebtedness.

Our ability to implement our turnaround plan is subject to many impediments and uncertainties. A failure to completely implement our turnaround plan could have a material adverse affect on our results of operations and liquidity.

        Management is implementing a turnaround plan that includes these principal elements:

  •
  focus on our core utility business;

  •
  reduce our indebtedness; and

  •
  sale or disposition of our non-core assets.

        Absent proceeds from the sale of noncore assets or significant improvements in the operating results of our nonenergy businesses, we will not have the ability to materially reduce our debt. Therefore, our ability to implement this plan is subject to many impediments and uncertainties including:

  •
  even if we receive offers from buyers, whether we will be able to sell these assets at a price that would enable us to pay down our debt after accounting for related liabilities; and

  •
  whether we will be able to generate sufficient interest among buyers for our non-core assets under current market conditions.

        The success of our turnaround plan is dependent upon reducing our debt. Absent the receipt of significant proceeds from the sale of noncore assets, the raising of additional capital or a restructuring of our debt, we will not have the ability to reduce our debt or meet our significant maturing debt obligations beginning in 2005. Our senior secured term loan contains restrictions on the sale or disposition of assets, including non-core assets, and on the prepayment of the senior secured term loan and other indebtness. Therefore, even if we are able to generate funds through the sale of non-core assets or equity, or cash flow from operations, we may not be able to prepay any of the debt in a timely manner.

We will need significant additional capital to refinance our indebtedness as it matures. If we cannot sell sufficient assets or borrow new indebtedness sufficient to repay our indebtedness as it matures in future periods, our ability to fund our operations and service our substantial indebtedness will be adversely affected, and we will default on such maturing indebtedness as well as all other indebtedness that is cross-defaulted to such indebtedness thereby materially and adversely affecting our financial condition and results of operations.

        We will be required to obtain significant additional capital to meet debt obligations maturing in 2005 and beyond. Absent proceeds from the sale of non-core assets or significant improvements in the operating results of our non-energy businesses, which historically have not been cash flow contributors, we will have limited ability to reduce our debt. To the extent we do not sell sufficient assets to pay down debt as it matures, we will need to borrow money. The market for indebtedness is volatile and our ability to raise capital is dependent on a number of factors including our creditworthiness, legal proceedings we are and may be involved in, the ratings of our indebtedness, the cash flow we have available to service the interest expense relating to any new borrowings, and our ability to implement our turnaround. If we are unable to refinance our indebtedness as it matures we will default on such indebtedness and all other indebtedness that is cross-defaulted to such indebtedness. Blue Dot is in default under its credit agreement. If such defaults continue or new defaults by any of our subsidiaries occur under applicable debt instruments, then such entity could seek protection under the bankruptcy law, or its creditors could institute involuntary proceedings against such entities, and we could lose our remaining investment in such entity. Any default by us on our indebtedness will have a material and adverse affect on our financial condition and results of operations.

        In addition, we may not be able to generate enough cash flow to fund our operations and meet our debt service obligations. If we can not obtain additional capital to meet such obligations, we will default on such indebtedness and all other indebtedness that is cross-defaulted to such indebtedness.

Our internal controls and procedures need to be improved.

        We have advised our Audit Committee that, in the course of preparing our financial statements for the year ended December 31, 2002 and in connection with the corresponding audit, we noted deficiencies in internal controls relating to:

  •
  internal accounting controls relating to the EXPERT system, including the evaluation of appropriate reserves for accounts receivable and billing adjustments at Expanets;

  •
  supervision, staffing and training of accounting personnel;

  •
  timely evaluation and substantiation of material account balances;

  •
  inconsistent application of and adherence to our policies and procedures by certain personnel;

  •
  absence of a functioning internal auditing department and integrated information systems limiting our ability to adequately review subsidiary financial information; and

  •
  the inadequacy of systems integration and data reconciliation.

        These weaknesses led to the restatement of our financial statements for the first three quarters of 2002. In addition, we have experienced weaknesses in procedures and documentation relating to intercompany transactions, including lapses in documenting loans or advances to our subsidiaries, which could adversely affect our ability to collect such amounts and could force us to subordinate the collection of such amounts in certain circumstances. If we are unable to substantially improve our internal controls our ability to report our financial results on a timely and accurate basis will continue to be adversely affected which could have a substantial adverse affect on our ability to operate our business.

We are one of several defendants in a class action lawsuit brought in connection with dispositions of energy assets by The Montana Power Company, including the acquisition of our Montana utility. If we do not successfully resolve this lawsuit, or enforce our indemnification claims against The Montana Power Company, our operations and financial condition may be materially harmed.

        We are one of several defendants in a class action lawsuit entitled McGreevey, et al. v. The Montana Power Company, et al. The lawsuit, which was filed by shareholders of TouchAmerica Holdings,Inc., the successor to The Montana Power Company, in connection with the disposition of energy assets by The Montana Power Company, contends, among other things, that the shareholders of The Montana Power Company have dissenters' rights under applicable state law and are entitled to damages. We believe our substantive and procedural defenses are meritorious, but we cannot predict the outcome of any such litigation. If we are held liability for any damages in this lawsuit, our operations and financial condition may be severely and materially harmed.

The impact of ongoing class action litigation may be material. We are also subject to the risk of additional litigation and regulatory action in connection with the restatement of our 2002 quarterly financial statements and the potential liability from any such litigation or regulatory action could harm our business.

        On April 1, 2003, we announced that we would restate our consolidated financial statements for the fiscal quarters ended March 31, 2002, June 30, 2002, and September 30, 2002. We have recorded significant charges in our full year 2002 results.

        We, and certain of our present and former officers and directors, are defendants in a purported class action litigation pending in the United States District Court for the Central District of South Dakota, Southern Division, entitled Dana Ross, et al. v. Merle D. Lewis, et al.; Case No. CIV034049, brought on behalf of shareholders of NorthWestern. The plaintiffs are seeking unspecified compensatory damages, rescission, and attorneys fees and costs as well as accountants and experts fees based on allegations that the defendants misrepresented NorthWestern's business operations and financial performance, overstated NorthWestern's revenue and earnings by, among other things, maintaining insufficient reserves for accounts receivables at Expanets, failing to disclose billing problems and lapses and data conversion problems, and failing to make full disclosures of problems (including the billing and data conversion issues) arising from the implementation of Expanets' EXPERT system. The lawsuit was recently filed and has not yet been served. We cannot currently predict the impact or resolution of this litigation, which could be material, and the initiation of this lawsuit may harm our business and financial condition.

        As a result of the restatement of our quarterly results for the first three quarters of 2002 we could become subject to additional class action or other securities litigation. In addition, regulatory agencies, such as the SEC, the FERC, the MPSC, and/or the New York Stock Exchange could commence a formal investigation relating to the restatement of our quarterly results. As of the date hereof, we are not aware of any additional litigation or investigation having been commenced against us related to these matters, but we cannot predict whether or not any such litigation or regulatory investigation will be commenced or, if it is, the outcome of any such litigation or investigation. If any such investigation were to result in a regulatory proceeding or action against us, our business and financial condition could be harmed. The initiation of any additional securities litigation, together with the lawsuit described above, may also harm our business and financial condition. Until such investigation, proceeding or litigation is resolved, it may be more difficult to raise additional capital or favorably refinance or restructure our debt or other obligations. If an unfavorable result occurred in any such action, our business and financial condition could be further harmed. In addition, we are likely to incur substantial expenses in connection with any such litigation or investigation, including substantial fees for attorneys and other professional advisors. We may also be obligated to indemnify officers and directors named as defendants in such action. These expenses, to the extent not covered by available insurance, would adversely affect our cash position.

There are a number of business challenges Expanets must address during 2003. If Expanets is not able to resolve these issues effectively, its performance will continue to be adversely affected.

        The downturn in the economy has impacted the telecommunications sector in particular. Expanets continues to see a soft market for the communications and Information Technology product industry. At the same time, Expanets plans to market a number of new solutions based on Internet protocol, or IP, technology, which is gaining more general acceptance and momentum in the market. However, Expanets can provide no specific assurance that the market will accept these solutions, which could adversely affect its performance.

        Expanets believes that its relationship with Avaya as currently structured is positive for both companies. However, a change in its relationship with Avaya or a change in Avaya's competitive position could adversely affect Expanets' performance.

        Expanets must address and resolve negative customer satisfaction issues stemming from the performance deficiencies and billing inaccuracies of the EXPERT system, which has contributed significantly toward higher than anticipated erosion of Expanets' maintenance revenue and customer base. Further delays in this process could have a significant negative effect on Expanets' operations and cash flow. In addition, management has made its best estimates of billing adjustments on which our current and ongoing reserves for accounts receivable writeoffs are based. If these estimates are not accurate, and our reserves are not sufficient, our results of operations or financial condition could be harmed. If the estimates are not accurate, it could have a material effect on the business, the accuracy of periodic financial reporting and negatively impact its ability to obtain third party financing or accomplish a sale of the business.

        Expanets believes that it has identified many of the numerous performance and reporting deficiencies of the EXPERT system and has established alternative procedures and processes to rely on. However, there are several modules and system information flows in the EXPERT system that have not yet been studied as a result of more pressing issues with the EXPERT system, the study of which may lead to the identification of additional material weaknesses within the EXPERT system. Expanets currently does not have the capital resources and may not have the ability to analyze these systems and processes and make necessary improvements, which could have an adverse effect on operations and negatively impact its ability to obtain third party financing or accomplish a sale of the business.

        The EXPERT system continues to require additional improvement and expense to fully realize the cost savings and functionality designed into the system. Expanets' management and consultants have identified a number of system, process and procedure improvements needed to enhance internal controls and assure functional performance and reporting accuracy. Expanets currently does not have the capital resources and ability to make these improvements. Further delays in resolving performance issues of the EXPERT system and the costs of system repairs, or the delays and costs of adopting an alternative information management system, could have a material adverse effect on Expanets' operations and cash flow and could impede NorthWestern's efforts to pursue strategic alternatives for Expanets, including the sale or disposition of the business or its assets.

If the MPSC disallows the recovery of the costs incurred in entering into default supply portfolio contracts while we are required to act as the "default supplier," we may not be able to fully recover the costs incurred in procuring default supply contracts, which could adversely affect our net income and financial condition.

        The 1997 Montana Restructuring Act provided that customers be able to choose their electricity supplier during a transition period ending on June 30, 2007. NorthWestern Energy is required to act as the "default supplier" for customers who have not chosen an alternate supplier. The Restructuring Act provided for full recovery of costs incurred in procuring a default supply portfolio of electric power and required the default supplier to propose a "cost recovery mechanism" for electrical supply procurement costs before March 30, 2002. On October 29, 2001, the former owner of NorthWestern Energy LLC filed with the MPSC its initial default supply portfolio, containing a mix of long and shortterm contracts from new and existing generators. On April 25, 2002, the MPSC approved NorthWestern Energy LLC's proposed "cost recovery mechanism" in the form filed.

        On June 21, 2002, the MPSC issued a final order approving contracts meeting approximately 60% of the default supply winter peak load and approximately 93% of the annual energy requirements. As a result of the order, NorthWestern Energy has implemented a procurement strategy that involves supplying the remainder of the default supply portfolio through open market purchases. Currently, NorthWestern Energy is making shortterm purchases to fill intermediate and peak electricity needs. These short-term purchases, along with the MPSC approved base load supply, are being fully recovered through our annual electricity cost tracking process pursuant to which rates are based on estimated electricity loads and electricity costs for the upcoming tracking period and are annually reviewed and adjusted by the MPSC for any differences in the previous tracking year's estimates to actual information. This process is similar to the cost recovery process that has been successfully utilized for more than 20 years in Montana, South Dakota and other states for natural gas purchases for residential and commercial customers. The MPSC further stated that NorthWestern Energy has an ongoing responsibility to prudently administer its supply contracts and the energy procured pursuant to those contracts for the benefit of ratepayers. The MPSC could, in any particular year, disallow the recovery of a portion of the default supply costs if it makes a determination that NorthWestern Energy acted imprudently with respect to implementation of its open market purchase strategy or that the approved supply contracts were not prudently administered. A failure to recover such costs could adversely affect our net income and financial condition.

We are subject to extensive governmental regulations that could impose significant costs or change rates of our operations and changes in existing regulations and future deregulation may have a detrimental effect on our business and could increase competition.

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

        Our utility businesses are regulated by certain state commissions. As a result, these commissions have the ability to access the regulated utility's books and records. This ability to review our books and records could result in prospective negative adjustments to our rates.

        The United States electric utility and natural gas industries are currently experiencing increasing competitive pressures as a result of consumer demands, technological advances, deregulation, greater availability of natural gasfired generation and other factors. Competition for various aspects of electric and natural gas services is being introduced throughout the country that will open these markets to new providers of some or all of traditional electric utility and natural gas services. Competition is likely to result in the further unbundling of electric utility and natural gas services as has occurred in Montana for electricity and Montana, South Dakota and Nebraska for natural gas. Separate markets may emerge for generation, transmission, distribution, meter reading, billing and other services currently provided by electric utility and natural gas providers as a bundled service. As a result, significant additional competitors could become active in the generation, transmission and distribution segments of our industry.

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

        Montana law required the Montana Public Service Commission, or the MPSC, determine the value of net unmitigable transition costs associated with the transformation of the former The Montana Power Company utility business from a vertically integrated electric service company to a utility providing only default supply and transmission and distribution services. The MPSC was also obligated to set a competitive transition charge, or CTC, to be included in distribution rates to collect those net transition costs. The majority of these transition costs relate to outofmarket power purchase contracts, which run through 2032, that the former owner of NorthWestern Energy LLC was required to enter into with certain "qualifying facilities" as established under the Public Utility Regulatory Policies Act of 1978. The former owner of NorthWestern Energy LLC estimated the pretax net present value of its transition costs over the approximate 30year period to be approximately $304.7 million in a filing with the MPSC on October 29, 2001. On January 31, 2002, the MPSC issued an Order establishing a CTC that would recover $244.7 million on a net present value basis. While the CTC is designed to adjust and compensate for future changes in sales volumes or other factors affecting actual cost recoveries, the CTC runs through the year 2029 and therefore we cannot predict with certainty the actual recovery of transition costs. Changes in the recovery of transition costs could affect our net income and financial condition.

Further downgrades in our credit rating could negatively affect our ability to access capital.

        S&P, Moody's and Fitch rate our senior, unsecured debt at "BB+" on CreditWatch with negative implications, "Ba1" with a negative outlook and "BB+," respectively. Credit ratings are dependent on a number of quantitative and qualitative factors. Although we are not aware of any current plans of S&P, Moody's or Fitch to further lower their respective ratings on our debt, we cannot assure you that our credit ratings will not be downgraded if we do not reduce our leverage. Although none of our debt instruments contain acceleration and repayment provisions in the event of a downgrade in our debt ratings by S&P, Moody's or Fitch, if such a downgrade were to occur, our ability to access the capital markets and utilize trade credit may be adversely affected and our borrowing costs would increase which would adversely impact our results and condition. We may also be required to provide credit support for certain major purchases (e.g., electricity supply contracts, natural gas supply contracts, etc.) In addition, we would likely be required to pay a higher interest rate in future financings and our potential pool of investors and funding sources could decrease.

We are subject to risks associated with a changing economic environment.

        In general, the financial markets have been weak and the availability and cost of capital for our business and that of our competitors has been adversely affected. Events such as the bankruptcy of several large energy and telecommunications companies have specifically contributed to this weak environment. Such economic environment, if sustained, could constrain the capital available to our industry and would adversely affect our access to funding for our operations, including the funding necessary to refinance or restructure our substantial indebtedness. In addition, the disruption on the capital markets due, in large part, to the capital structure of energy companies, could adversely impact our ability to realize cash from the sale of the Montana First Megawatts project. If our ability to access capital becomes significantly constrained, our financial condition and future results of operations could be significantly adversely affected.

Our revenues and results of operations are subject to risks that are beyond our control, including but not limited to future terrorist attacks or related acts of war.

        The cost of repairing damage to our facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events, in excess of reserves established for such repairs, may adversely impact our results of operations, financial condition and cash flows. Generation and transmission facilities, in general, have been identified as potential terrorist targets. The occurrence or risk of occurrence of future terrorist activity may impact our results of operations, financial condition and cash flows in unpredictable ways. These actions could also result in adverse changes in the insurance markets and disruptions of power and fuel markets. The availability of insurance covering risks we and our competitors typically insure against may decrease. In addition, the insurance we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms. In addition, our electric transmission and distribution, electric generation, natural gas distribution and pipeline and gathering facilities could be directly or indirectly harmed by future terrorist activity.

        The occurrence or risk of occurrence of future terrorist attacks or related acts of war could also adversely affect the United States economy. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues and margins and limit our future growth prospects. Also, these risks could cause instability in the financial markets and adversely affect our ability to access capital.

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

Our announcement that we are considering strategic alternatives for, and do not intend to make additional significant investments in, Blue Dot or Expanets, together with other liquidity issues confronting Blue Dot and Expanets, may materially and adversely affect the operations and value of those entities.

        We are considering strategic alternatives for Blue Dot and Expanets, including a sale or disposition of such businesses or their assets, and we do not intend to make additional significant investments in Blue Dot or Expanets while we examine strategic alternatives for these businesses. In connection with approval of our $390 million senior secured term loan, the Montana Public Service Commission has restricted our ability to make additional investments or commitments to our nonregulated businesses to $10 million in the aggregate unless we obtain prior approval. These initiatives, together with other liquidity issues confronting Blue Dot and Expanets, present a substantial risk of serious disruption to the businesses of Blue Dot and Expanets and may materially and adversely affect the value of those entities.

        Each of Blue Dot and Expanets has limited cash to meet its obligations and will have to locate its own independent source of funds should it require additional financing. If either company is unable to obtain necessary financing or to maintain adequate bonding capacity, it may default on one or more of its obligations, which could result in a serious disruption in its business and materially and adversely impair its value. Neither of those companies has sufficient working capital to satisfy its debt obligations as they mature or in the event of an acceleration of all or a significant portion of its outstanding indebtedness. In addition, Blue Dot is currently in default under its existing credit facility and certain other material payment obligations to it minority stockholders, prohibited as a result of the defaults under its credit facility from paying certain other outstanding obligations. NorthWestern Growth Corporation may be required to purchase or cause the purchase of certain shares of Blue Dot stock in an amount sufficient to permit Blue Dot to effect its exchange obligations under its exchange agreements with respect to its Series A Preferred Stock and honor its payment obligations under certain call and put option agreements and certain related earnout obligations with respect to its Class C Common Stock under certain circumstances; however, NorthWestern subsequently indicated that no additional funds will be provided to Blue Dot while NorthWestern pursues strategic alternatives for Blue Dot, including the sale or disposition of the business or its assets. Blue Dot's credit facility prohibits the Blue Dot from performing its obligations under its exchange agreements or any call and put agreements unless the funds or stock used to satisfy such obligations are provided to Blue Dot by NorthWestern. The existing defaults under the credit facility also prevent Blue Dot from making payments of principal and interest on certain subordinated debt and may result in defaults under other indebtedness that is cross defaulted to the credit facility. As a result of these events, Blue Dot defaulted on up to $4.1 million of the obligations under its exchange and call and put option agreements on March 31, 2003. Approximately $4.4 million is required to be paid under call and put option agreements on June 30 2003, approximately $0.5 million may be required to be paid under exchange agreements on September 30, 2003. In addition, approximately $0.5 million in principal payments plus related interest on subordinated indebtedness is scheduled to become due in 2003. Blue Dot is attempting to negotiate extensions, repayment terms or other arrangements to satisfy these obligations with certain of the involved parties. Blue Dot's failure to pay these obligations has resulted in additional defaults under its credit facility, which is nonrecourse to us.

        These defaults and the failure of Blue Dot to pay these obligations could result in a serious disruption in Blue Dot's business and materially and adversely impact Blue Dot's value. The impacted key managers and other personnel from the impacted units might leave Blue Dot and certain stockholders may institute securities or other litigation against Blue Dot and NorthWestern Growth Corporation seeking immediate payment of these or similar obligations or other damages. In addition, other key managers from other operating units, including managers who are under similar arrangements, may leave Blue Dot or become disengaged and cause further significant disruption of the organization.

        Substantial uncertainty and concern may also develop on the part of the employees, suppliers and customers of Blue Dot and Expanets. Existing employees, including key managers, and customers may elect to leave those businesses because of these issues or in anticipation of a sale of the business or its assets and it may be difficult to attract replacements. In some cases we may not have non-competition agreements or only limited ability to enforce such agreements with respect to such departing employees. Certain key employees of Blue Dot may, in particular, be dissatisfied because of the deferrals of certain incentive compensation payments. Suppliers may elect to eliminate, restrict, reduce or impose more burdensome terms on credit, which would increase Blue Dot's and Expanets' cost of goods and create additional liquidity issues.

        Substantial uncertainty and concern may also develop on the part of the employees, suppliers and customers of Blue Dot and Expanets. Existing employees, including key managers, and customers may elect to leave those businesses because of these issues or in anticipation of a sale of the business or its assets and it may be difficult to attract replacements. Certain key employees of Blue Dot may, in particular, be dissatisfied because of the deferrals of certain incentive compensation payments. Suppliers may elect to eliminate, restrict, reduce or impose more burdensome terms on credit, which would increase Blue Dot's and Expanets' cost of goods and create additional liquidity issues.

Changes in commodity prices and availability of supply may increase our cost of producing and distributing electricity and distributing natural gas or decrease the amount we receive from selling electricity and natural gas, adversely affecting our financial performance and condition.

        To the extent not covered by long-term fixed price purchase contracts, we are exposed to changes in the price and availability of coal because most of our generating capacity is coal-fired. Changes in the cost of coal and changes in the relationship between those costs and the market prices of power may affect our financial results. In addition, natural gas and electricity are commodities; the market price of which can be subject to volatile changes in response to changes in the world crude oil market, refinery operations, power plant outages, weather conditions, supply or other market conditions. Because state regulatory authorities set the rates at which we sell electricity and natural gas, and may modify the costs that we may pass through the fuel and gas cost adjustments, we may not be able to immediately pass on to our retail customers rapid increases in the wholesale cost of coal and natural gas, which could reduce our profitability.

        We do not own any natural gas reserves and do not own electric generation assets to service our Montana operations. We own interests in generation assets that substantially cover our electric supply requirements in South Dakota. As a result, we are required to procure our entire natural gas supply and all of our Montana electricity supply pursuant to contracts with third party suppliers. In light of this reliance on third party suppliers, we are exposed to certain risks in the event a third party supplier is unable to satisfy its contractual obligation.

We do not intend to pay dividends on our common stock, and our ability to pay dividends on our common stock is limited.

        Consistent with our turnaround plan to increase liquidity and reduce debt, the Board of Directors decided to terminate the historical practice of paying an annual cash dividend. We do not anticipate paying any cash dividends for the foreseeable future.

        In addition, we are currently prohibited from paying dividends on our common stock under Delaware law. The Delaware General Corporation Law, or the DGCL, allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. We will be unable to pay dividends on or redeem any of our capital stock until such time as we again have available surplus or net profits.

        Our senior credit facility also prohibits the payment of dividends during any period of default under the agreement. To the extent that payment of a cash dividend on our common stock becomes permissible under Delaware law, we would only be able to pay a cash dividend on our common stock to the extent that all required distributions on our mandatorily redeemable preferred securities of trusts had been made.

        We have established four wholly owned, special-purpose business trusts, NWPS Capital Financing I, NorthWestern Capital Financing I, NorthWestern Capital Financing II and NorthWestern Capital Financing III, to issue common and preferred securities and hold subordinated debentures that we issue and The Montana Power Company established Montana Power Capital I (Trust) as a wholly owned business trust to issue common and preferred securities and hold subordinated debentures that it issued. We assumed the obligations of The Montana Power Company under the subordinated debentures that it issued to Montana Power Capital I November 15, 2002. The sole assets of these trusts are the investments in subordinated debentures, which are interest bearing. We have the right, on one or more occasions, to defer interest payments in the subordinated debentures for up to 20 consecutive quarterly periods unless a default under the subordinated debentures has occurred and is continuing. If we defer interest payments on the subordinated debentures, cash distributions on our trust preferred securities will also be deferred. During any period in which we defer interest payments on the subordinated debentures, we will not, with some exceptions, be permitted to pay any dividends or distributions in respect of our capital stock. Given our significant debt, our board of directors will review the appropriateness of each periodic interest payment under the subordinated debentures in light of, among other factors, the progress of our turnaround plan and our liquidity needs.

Our utility business is subject to extensive environmental regulations and potential environmental liabilities, which could result in significant costs and liabilities.

        Our utility business is subject to extensive regulations imposed by federal, state and local government authorities in the ordinary course of daytoday operations with regard to the environment, including environmental regulations relating to air and water quality, solid waste disposal and other environmental considerations. Many of these environmental laws and regulations create permit and license requirements and provide for substantial civil and criminal fines which, if imposed, could result in material costs or liabilities. We regularly monitor our operations to prevent adverse environmental impacts and to assess potential environmental liabilities. We may be required to make significant expenditures in connection with the investigation and remediation of alleged or actual spills and the repair and upgrade of our facilities in order to meet future requirements under environmental laws.

        Environmental laws and regulations require NorthWestern to incur certain costs, which could be substantial, to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment. Governmental regulations establishing environmental protection standards are continually evolving, and, therefore, the character, scope, cost and availability of the measures NorthWestern may be required to take to ensure compliance with evolving laws or regulations cannot be predicted. However, NorthWestern believes that an appropriate amount of costs have been accrued and potential costs related to such environmental regulation and cleanup requirements are timely estimated and recorded. To this extent that our environmental liabilities are greater than our reserves or we are unsuccessful in recovering anticipated insurance proceeds under the relevant policies, our results of operations and financial condition could be adversely affected.

Certain subsidiaries may be subject to potential rescission rights held by their minority shareholders.

        Over the past several years, Expanets and Blue Dot issued shares of their capital stock as part of the consideration offered to owners of various companies that they acquired. None of these shares were registered under the Securities Act of 1933, as amended, in the belief that the issuance of these shares was exempt from the registration requirements of the Securities Act. It is possible that the exemptions from registration on which Expanets and Blue Dot relied were not available, and that these shares may have been issued in violation of the Securities Act. As a result, the persons who received these shares upon the sale of their companies to Expanets or Blue Dot may have the right to seek recovery from Expanets or Blue Dot damages as prescribed by applicable securities laws.

Expanets may be ordered by the Securities and Exchange Commission or a court to register one or more classes of its capital stock under the Securities Exchange Act of 1934 and may be unable to do so. As a result, we and/or Expanets may be subject to liability under the Securities Exchange Act and this may materially and adversely affect our financial condition and results of operations.

        Expanets has not registered under the Securities Exchange Act of 1934, as amended, one or more classes of its capital stock issuable pursuant to certain options granted over the past several years. Expanets may be ordered to register one or more classes of stock under the Securities Exchange Act by the Securities and Exchange Commission or a court and be unable to comply or have potential liability with respect to any shares of its capital stock, if any, issued with respect to such options. The failure to comply with any order for registration could subject Expanets and us to liability under the Securities Exchange Act and materially and adversely affect our financial position and results of operations.

In the event stockholders have derivitive claims against Arthur Andersen, it is unlikely that they will be able to exercise effective remedies or collect judgments against Arthur Andersen and we may incur material expenses or delays in financings or SEC filings because we changed auditors.

        Arthur Andersen LLP served as our independent accountants since 1932. On March 14, 2002, Arthur Andersen was indicted by a federal grand jury on obstruction of justice charges arising from the government's investigation of Enron Corp. We dismissed Arthur Andersen as our independent public accounting firm and retained Deloitte & Touche LLP in their stead on May 16, 2002, although Arthur Andersen has audited consolidated financial statements for the year ended December 31, 2000 contained in this Annual Report on Form 10K. Deloitte & Touche LLP has audited our consolidated financial statements for the fiscal years ended December 31, 2001 and 2002, which are included in this Annual Report on Form 10K. On June 15, 2002, a jury in Houston, Texas found Arthur Andersen LLP guilty of obstructing justice. In light of the jury verdict and the underlying events, Arthur Andersen has ceased practicing before the SEC. Because it is unlikely that Arthur Andersen will survive, stockholders are unlikely to be able to exercise effective remedies or collect judgments against them.

If we are required to purchase inventory and receivables from Avaya upon a default by Expanets, we may not have sufficient cash available for the purpose.

        In 2004, Expanets will be required to repay its outstanding borrowings from Avaya, which currently total $27.1 million. We have no intention of providing additional funds to Expanets, and are prohibited by our agreements with the Montana Public Service Commission from making advances of more than $10 million in the aggregate to our non-regulated businesses without their prior consent. If we are unable to sell Expanets in a transaction that includes a release of this obligation to Avaya, we may not have sufficient funds to satisfy this obligation. A default under this obligation could result in a default under our various credit agreements.

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    Exhibit 99.1—Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

    Exhibit 99.2—Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Pursuant to Securities and Exchange Commission Release No. 33-8212, this certification will be treated as "accompanying" this Amendment No. 2 and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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

NORTHWESTERN CORPORATION
Date: April 15, 2003	By:	/s/ KIPP D. ORME Kipp D. Orme Vice President—Finance Chief Financial Officer

CERTIFICATIONS

I, Gary G. Drook, certify that:

1.
I have reviewed this Amendment No. 2 to Quarterly Report on Form 10-Q/A of NorthWestern Corporation (this "Amendment No. 2");

2.
Based on my knowledge, this Amendment No. 2 does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 2; and

3.
Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 2, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 2.

Date: April 15, 2003

/s/  GARY G. DROOK

Gary G. Drook

I, Kipp D. Orme, certify that:

1.
I have reviewed this Amendment No. 2 to Quarterly Report on Form 10-Q/A of NorthWestern Corporation (this "Amendment No. 2");

2.
Based on my knowledge, this Amendment No. 2 does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 2; and

3.
Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 2, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 2.

Date: April 15, 2003

/s/  KIPP D. ORME

Kipp D. Orme
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
99.1	Certification to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.2	Certification of Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Pursuant to Securities and Exchange Commission Release No. 33-8212, this certification will be treated as "accompanying" this Amendment No. 2 and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

QuickLinks

INDEX
EXPLANATORY NOTE
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART 1. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
NORTHWESTERN CORPORATION CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands except per share amounts)
NORTHWESTERN CORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in thousands, except per share amounts)
NORTHWESTERN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX