Form 10-Q/A
period 2002-06-30
NORTHWESTERN CORP
filed 2003-04-15
CIK 73088

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

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of April 7, 2003, 37,396,762 shares of the registrant's common stock, par value $1.75 per shares were outstanding.

NORTHWESTERN CORPORATION
FORM 10-Q/A
(Amendment No. 2)

INDEX

EXPLANATORY NOTE

        This Amendment No. 2 to the Quarterly Report on Form 10-Q/A of NorthWestern Corporation for the quarter ended June 30, 2002, or Amendment No. 2, is filed solely for the purpose of amending Items 1 and 2 of Part I and Item 6 of Part II of the Quarterly Report on Form 10-Q of NorthWestern Corporation for the quarter ended June 30, 2002, as amended by Amendment No. 1 to such quarterly report.

        The information contained in this Amendment No. 2 has been updated to reflect the matters described in this Explanatory Note. We have voluntarily updated for this Amendment No. 2 the information set forth herein under the caption "Special Note Regarding Forward-Looking Statements" and in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Risk Factors," to the current date of this filing.

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

        In connection with the restatement of our prior unaudited quarterly reported results for the reasons stated above, we also included the quarterly impacts to reflect the application of the appropriate purchase price allocation methodology for our February 2002 acquisition of the electric and natural gas transmission and distribution business of The Montana Power Company, the reversal of losses previously allocated to minority shareholders of our subsidiary Blue Dot Services Inc., or Blue Dot, as a result of the appropriate purchase accounting for acquisitions made in 2002 and the quarterly impact of certain other adjustments that came to our attention during our year-end closing and audit procedures.

        This Amendment No. 2 should be read together with NorthWestern's Annual Report on Form 10-K for the year ended December 31, 2002 and the amended Quarterly Reports on Form 10-Q/A for the periods ended March 31, 2002 and September 30, 2002 filed with the U.S. Securities and Exchange Commission, or the SEC, on April 15, 2003. The Amended Quarterly Reports on Form 10-Q/A for the periods ended March 31, 2002, June 30, 2002 and September 30, 2002 filed with the SEC on April 15, 2003 are collectively referred to herein as the 2002 Amended Quarterly Reports.

        Management determined that revenues and accounts receivable were misstated due to complications experienced at our subsidiary, Expanets, Inc., or Expanets. Expanets experienced numerous complications with its new EXPERT system, particularly with billings and collections. Expanets took several steps to manage the system complications, however, it continued to experience billing complications throughout 2002, including an inability to produce bills in a timely manner with correct billing information, and an inability to produce reliable accounts receivable or collection information. In particular, Expanets identified certain maintenance billing issues that required reversal of previously recorded maintenance revenue. Additionally, management determined that additional adjustments were required to increase the allowance for uncollectible accounts. Adjustments impacting the three and six months ended June 30, 2002 have been reflected in the restated financial statements included in this Amendment No. 2.

        During our 2002 year-end closing process, it was determined that we were unable to provide adequate information to support recording certain revenues on a percentage of completion basis, and therefore, required adjustments to record projects on the completed contract revenue recognition methodology that was in place prior to 2002. Adjustments impacting the three and six months ended June 30, 2002 have been reflected in the restated financial statements included in this Amendment No. 2.

        As discussed in the section entitled Electric and Natural Gas—Purchase Accounting Adjustments below, we have restated prior financial statements for the appropriate purchase price allocation methodology for our Montana utility operations. Adjustments impacting the three and six months ended June 30, 2002 have been reflected in the restated financial statements included in this Amendment No. 2 as if the purchase price allocation had been completed during the first quarter of 2002.

        In addition, Expanets previously reduced cost of sales and selling, general, and administrative expenses that should have been recorded previously. These accruals related to vendor rebates, vendor settlements, bonus accruals and other items. Certain of these accruals should have been reduced during the first and second quarters of 2002, based on information available to management. Other amounts that were appropriately recorded during the third quarter, based on circumstances occurring during the third quarter, have been described in the Management's Discussion and Analysis of Financial Condition and Results of Operations for in each of the respective 2002 Amended Quarterly Reports under the caption "Communication Segment Operations".

        There were also various other adjusting entries recorded during the fourth quarter of 2002 that have been reflected in the restated financial statements included in this Amendment No. 2 to the extent they should have been recorded during the three and six month periods ended June 30, 2002. Such adjustments related to employee benefits, debt issuance costs, and other accrued expenses.

        A description of the restatement adjustment categories relating to the restated financial statements included in this Amendment No. 2, on a segment by segment basis, is set forth below.

COMMUNICATIONS—EXPANETS

        Billing Adjustments—Reducing Revenues.    We have recorded a decrease in revenues for the three and six months ended June 30, 2002, of $10.1 million and $28.4 million, respectively, to reflect the impact of estimated billing adjustments that should have been previously recorded in these periods. Accounts receivable, net was decreased by the same amounts.

        Accounts Receivable Reserves.    We have recorded an increase in selling, general and administrative expenses for the three and six months ended June 30, 2002, of $5.1 million and $10.3 million, respectively, to recognize estimated additional bad debt expense for such periods. Accounts receivable, net was decreased by the same amounts.

        Contract Accounting.    We have recorded a decrease in revenues and cost of sales for the three months ended June 30, 2002, of $8.8 million and $4.8 million, respectively. We have recorded a decrease in revenues and cost of sales for the six months ended June 30, 2002, of $13.2 million and $6.6 million, respectively. The decreases in each case reflect the application of the completed contract method of accounting, which was used prior to 2002 for projects accounted for in the EXPERT system, rather than the percentage of completion method that was initially used in 2002. Expanets determined during our year-end closing process that we were unable to provide adequate information to support recording project revenues on a percentage-of-completion basis.

        EXPERT Cost Capitalization.    We have recorded an increase in selling, general and administrative expenses for the three and six months ended June 30, 2002 of $3.2 million to reflect expenses associated with the EXPERT system that were originally capitalized during the second and third quarters of 2002. We determined that these costs should have been expensed in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

        Reductions in Accruals.    We have recorded an increase in selling, general and administrative expenses for the three months ended June 30, 2002, of $1.5 million, to reflect the reversal of adjustments to accruals related to vendor settlements, bonus accruals and other items that were made in the third quarter. These adjustment's should have been reported in the first and second quarters of 2002. For the six months ended June 30, 2002, previously reported selling, general and administrative expenses were overstated by $3.8 million due to the timing of these accrual reductions.

ELECTRIC AND NATURAL GAS

        Purchase Accounting Adjustments.    In connection with the purchase accounting for the February 2002 acquisition of the electric and natural gas transmission and distribution assets of The Montana Power Company, we determined, based on certain regulatory considerations, the property, plant and equipment should have been recorded at historical book value less other adjustments which reduced these assets to amounts included in utility rate base. Further, we adjusted to fair value various other assets and liabilities, such as pension and other post-retirement benefit benefit obligations, the qualifying facilities liability and regulatory assets and liabilities. As a result, we increased goodwill by $400 million and decreased property, plant and equipment by $398 million. During the second quarter of 2002, we had preliminarily recorded the property, plant and equipment at appraised value and no portion was allocated to goodwill. The financial statements included in this Amendment No. 2 have been restated to reflect application of the appropriate purchase price allocation methodology for each of the first two quarterly periods in 2002. The following summarizes the impact of these adjustments for the periods ended June 30:

	Increase (Decrease) in millions
	Three months	Six months
Revenues	$(1.6)	$(1.5)
Selling, general and administrative expenses	(0.1)	(0.1)
Depreciation expense	0.4	0.3
Interest expense	3.0	5.0

        Capitalized Overhead.    We have recorded an increase in selling, general and administrative expenses related to our Montana utility operations for the three and six months ended June 30, 2002, of $2.7 million and $2.9 million, respectively, to reflect the application of the capitalization policy previously approved for our Montana utility operations by the Montana Public Service Commission, or the MPSC. During 2002, we recorded selling, general and administrative expenses for all of our utility operations, including our Montana utility operations that were acquired in February 2002, under a historical uniform capitalization policy that differed from the policy utilized by the former owner of our Montana utility operations. We subsequently determined, however, that we must continue certain predecessor policies for accounting for the Montana utility operations and that changes in the capitalization policy are subject to review by the MPSC, consistent with normal rate making procedures. We will continue to apply the MPSC approved policy of our Montana utility operation in future financial statements.

        Employee benefit plan accrual.    During the fourth quarter of 2002, we recorded an adjustment to increase our liability related to an employee benefit plan based on an actuarial review obtained during our year-end closing process. We have recorded an increase in selling, general and administrative expenses for the three and six months ended June 30, 2002, of $1.5 million and $3.0 million, respectively to reflect this liability on a straight-line basis through the year.

HVAC—BLUE DOT

        Adjusting entries.    We have recorded an increase in cost of sales for the three and six months ended June 30, 2002, of $0.4 million and $0.7 million, respectively, to reflect adjustments that should have been recorded in these periods. We have recorded an increase in selling, general and administrative expenses for the three and six months ended June 30, 2002, of $0.6 million to reflect previously unrecorded vehicle expenses.

        Purchase Accounting Adjustment.    During the second and third quarters of 2002, Blue Dot completed five acquisitions. The initial recording of the acquisitions consummated during the second quarter of 2002 included a preliminarily assigned value of $8.1 million to the common stock issued to the former owners. Losses during the second quarter had previously been allocated against the minority interest basis based on the assigned value of the common stock. We subsequently determined that no value should have been assigned to the common stock issued in connection with the 2002 second quarter acquisitions. The financial statements included in this Amendment No. 2 have been restated as if no value was assigned to the common stock upon issuance, which reduces losses allocated to minority interest shareholders by $8.1 million for the six months ended June 30, 2002.

ALL OTHER

        Adjusting entries.    We subsequently identified adjustments which should have been recorded in the three and six months ended June 30, 2002 for revenues and cost of sales related to certain contracts, write-offs of debt issue costs and selling, general and administrative expense relating to other miscellaneous items. We have recorded a decrease in revenues for the three and six months ended June 30, 2002, of $0.4 million and $1.9 million, respectively. For the three and six months ended June 30, 2002, we recorded a decrease in cost of sales of $0.3 million and $1.1 million, respectively. We have also recorded an increase in selling, general and administrative expenses for the three and six months ended June 30, 2002, of $0.8 million and $1.5 million, respectively, due to these adjustments. We have recorded an increase in interest expense for the three and six months ended June 30, 2002, of $0.3 million and $1.4 million, respectively, due to these adjustments.

        The following tables sets forth a summary of the significant effects of the restatement adjustment described above, on a segment by segment basis, showing previously reported and restated amounts, as of and for the three and six month periods ended June 30, 2002 (in thousands, except per share amounts):

		Restatement Adjustments by Segment
	As Previously Reported	Communications/ Expanets	Electric and Natural Gas	HVAC/Blue Dot	All Other	As Restated
Three Months Ended June 30, 2002
Operating revenues	$515,652	(18,921)	(1,551)	—	(417)	$494,763
Cost of sales	261,740	(4,798)	—	368	(287)	257,023
Selling, general and administrative	172,831	9,774	4,088	619	778	188,090
Depreciation	25,424	—	406	—	—	25,830
Interest expense	(31,063)	—	(2,980)	—	(264)	(34,307)
Income taxes	(2,466)	9,200	3,475	380	429	11,018
Minority interest in Net Loss of consolidated subsidiaries	8,100	—	—	(8,100)	—	—
Income (Loss) from Continuing Operations	20,890	(14,697)	(5,550)	(8,707)	(743)	(8,807)
Net Income (Loss)	15,804	(14,697)	(5,550)	(8,707)	(743)	(13,893)
Earnings (Loss) on Common Stock	8,282	(14,697)	(5,550)	(8,707)	(743)	(21,415)
Earnings (Loss) Per Average Common Share
Continuing operations	$0.49					$(0.60)
Discontinued operations	(0.19)					(0.19)
Extraordinary item	—					—

Basic	$0.30					$(0.79)

Continuing operations	$0.49					$(0.60)
Discontinued operations	(0.19)					(0.19)
Extraordinary item	—					—

Diluted	$0.30					$(0.79)

Six Months Ended June 30, 2002
Operating revenues	$995,765	(41,538)	(1,465)	—	(1,872)	$950,890
Cost of sales	531,431	(6,638)	—	736	(1,094)	524,435
Selling, general and administrative	320,981	9,616	5,862	619	1,479	338,557
Depreciation	45,959	—	249	—	—	46,208
Interest expense	(52,749)	—	(4,967)	—	(1,392)	(59,108)
Income taxes	(7,077)	17,139	4,829	522	1,334	16,747
Minority interests in Net Loss of consolidated subsidiaries	23,014	—	—	(8,100)	—	14,914
Income (Loss) from Continuing Operations	44,849	(27,377)	(7,714)	(8,933)	(2,315)	(1,490)
Net Income (Loss)	(13,684)	(27,377)	(7,714)	(8,933)	(2,315)	(60,023)
Earnings (Loss) on Common Stock	(27,479)	(27,377)	(7,714)	(8,933)	(2,315)	(73,818)
Earnings (Loss) Per Average Common Share
Continuing operations	$1.13					$(0.56)
Discontinued operations	(1.65)					(1.65)
Extraordinary item	(0.49)					(0.49)

Basic	$(1.01)					$(2.70)

Continuing operations	$1.13					$(0.56)
Discontinued operations	(1.65)					(1.65)
Extraordinary item	(0.49)					(0.49)

Diluted	$(1.01)					$(2.70)

Balance Sheet accounts as of June 30, 2002	As previously reported	Adjustments	As restated
Accounts receivable, net	$379,121	$(53,719)	$325,402

Inventories	75,058	6,996	82,054

Property, plant and equipment, net	1,782,676	(404,085)	1,378,591

Goodwill and other intangible assets, net	660,360	391,995	1,052,355

Other noncurrent assets	104,836	(1,392)	103,444

Accrued expenses	413,848	(16,206)	397,642

Other noncurrent liabilities	369,132	2,340	371,472

Retained earnings	67,432	(46,339)	21,093

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

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NORTHWESTERN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	June 30, 2002	December 31, 2001
	(As restated, see Note 16)
ASSETS
Current Assets:
Cash and cash equivalents	$79,717	$37,158
Accounts receivable, net	325,402	260,486
Inventories	82,054	79,719
Other	88,131	69,486
Current assets of discontinued operations	45,408	181,697

Total current assets	620,712	628,546

Property, Plant, and Equipment, Net	1,378,591	496,241
Goodwill and Other Intangible Assets, Net	1,052,355	640,590
Other:
Investments	93,499	62,959
Regulatory assets	94,433	20,415
Deferred tax asset	12,825	17,374
Other	103,444	73,413
Noncurrent assets of discontinued operations	673,461	695,197

Total assets	$4,029,320	$2,634,735

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$173,933	$155,000
Current maturities of long-term debt of subsidiaries—nonrecourse	7,125	22,817
Short-term debt of subsidiaries-nonrecourse	130,350	178,628
Accounts payable	99,048	122,266
Accrued expenses	397,642	216,345
Current liabilities of discontinued operations	87,321	230,070

Total current liabilities	895,419	925,126

Long-term Debt	1,396,914	373,350
Long-term Debt of Subsidiaries—nonrecourse	36,933	37,999
Other Noncurrent Liabilities	371,472	75,040
Noncurrent Liabilities and Minority Interests of Discontinued Operations	632,481	605,325

Total liabilities	3,333,219	2,016,840

Minority Interests	11,106	30,067

Preferred Stock, Preference Stock, and Preferred Securities:
Preferred stock—4 1/2% series	2,600	2,600
Redeemable preferred stock—6 1/2% series	1,150	1,150
Preference stock	—	—
Corporation obligated mandatorily redeemable preferred securities of subsidiary trusts	370,250	187,500

Total preferred stock, preference stock and preferred securities	374,000	191,250

Shareholders' Equity:
Common stock, par value $1.75; authorized 50,000,000 shares; issued and outstanding 27,396,762	47,942	47,942
Paid-in capital	240,891	240,797
Treasury stock, at cost	(3,500)	(3,681)
Retained earnings	21,093	112,307
Accumulated other comprehensive income (loss)	4,569	(787)

Total shareholders' equity	310,995	396,578

Total liabilities and shareholders' equity	$4,029,320	$2,634,735

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(As restated, see Note 16)		(As restated, see Note 16)
OPERATING REVENUES	$494,763	$476,846	$950,890	$954,438
COST OF SALES	257,023	288,008	524,435	610,456

GROSS MARGIN	237,740	188,838	426,455	343,982

OPERATING EXPENSES
Selling, general and administrative	188,090	170,726	338,557	343,541
Depreciation	25,830	9,739	46,208	18,727
Amortization of intangibles	6,841	11,608	13,930	22,051

	220,761	192,073	398,695	384,319

OPERATING INCOME (LOSS)	16,979	(3,235)	27,760	(40,337)
Interest Expense, Net	(34,307)	(11,689)	(59,108)	(24,082)
Investment Income and Other	(2,497)	1,675	(1,803)	2,853

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interests	(19,825)	(13,249)	(33,151)	(61,566)
Benefit (Provision) for Income Taxes	11,018	(3,781)	16,747	11,893

Income (Loss) From Continuing Operations Before Minority Interests	(8,807)	(17,030)	(16,404)	(49,673)
Minority Interests in Net Loss of Consolidated Subsidiaries	—	29,857	14,914	75,693

Income (Loss) from Continuing Operations	(8,807)	12,827	(1,490)	26,020
Discontinued Operations, Net of Taxes and Minority Interests	(5,086)	(2,047)	(45,086)	3,149

Income (Loss) before Extraordinary Item	(13,893)	10,780	(46,576)	29,169
Extraordinary Item, Net of Tax of $7,241	—	—	(13,447)	—

Net Income (Loss)	(13,893)	10,780	(60,023)	29,169
Minority Interests on Preferred Securities of Subsidiary Trusts	(7,474)	(1,650)	(13,699)	(3,300)
Dividends on Preferred Stock	(48)	(48)	(96)	(96)

Earnings (Loss) on Common Stock	$(21,415)	$9,082	$(73,818)	$25,773

Average Common Shares Outstanding	27,397	23,669	27,397	23,552
Earnings (Loss) per Average Common Share:
Continuing operations	$(0.60)	$0.47	$(0.56)	$0.96
Discontinued operations	(0.19)	(0.09)	(1.65)	0.13
Extraordinary item	—	—	(0.49)	—

Basic	$(0.79)	$0.38	$(2.70)	$1.09

Continuing operations	$(0.60)	$0.47	$(0.56)	$0.95
Discontinued operations	(0.19)	(0.09)	(1.65)	0.13
Extraordinary item	—	—	(0.49)	—

Diluted	$(0.79)	$0.38	$(2.70)	$1.08

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended June 30
	2002	2001
	(As restated, see Note 16)
Operating Activities:
Net Income (Loss)	$(60,023)	$29,169
Items not affecting cash:
Depreciation	46,208	18,727
Amortization	13,930	22,051
Loss on discontinued operations	45,086	—
Extraordinary item, net of taxes	13,447	—
Deferred income taxes	1,928	(87)
Minority interests in net losses of consolidated subsidiaries	(14,914)	(75,693)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	16,641	16,827
Inventories	14,737	8,964
Other current assets	9,761	(5,058)
Accounts payable	(46,311)	22,598
Accrued expenses	8,040	(4,238)
Change in noncurrent assets	4,388	3,819
Change in noncurrent liabilities	(15,394)	713
Other, net	16,005	(267)

Cash flows provided by continuing operations	53,529	37,525
Change in net assets of discontinued operations	(2,654)	23,509

Cash flows provided by operating activities	50,875	61,034

Investment Activities:
Property, plant and equipment additions	(18,008)	(20,486)
Proceeds from sale of assets	22,441	—
Purchase of noncurrent investments and assets, net	(12,641)	(2,487)
Acquisitions and growth expenditures, net of cash received	(559,909)	(40,368)

Cash flows used in investing activities	(568,117)	(63,341)

Financing Activities:
Dividends on common and preferred stock	(17,492)	(14,108)
Minority interest on preferred securities of subsidiary trusts	(13,699)	(3,300)
Issuance of long-term debt	719,118	—
Issuance of preferred securities of subsidiary trusts	117,750	—
Repayment of long-term debt	(2,009)	—
Line of credit (repayments) borrowings, net	(132,000)	66,700
Financing costs	(34,194)	—
Subsidiary repurchase of minority interests	(15,660)	(13,368)
Line of credit repayments of subsidiaries, net	(12,951)	(8,578)
Issuance of nonrecourse subsidiary debt	179	597
Repayment of nonrecourse subsidiary debt	(57,119)	(11,078)
Proceeds from termination of hedge	7,878	—

Cash flows provided by financing activities	559,801	16,865

Increase in Cash and Cash Equivalents	42,559	14,558
Cash and Cash Equivalents, beginning of period	37,158	43,385

Cash and Cash Equivalents, end of period	$79,717	$57,943

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income Taxes	$(5,846)	$6,537
Interest	32,542	27,242
Non-cash transactions:
Debt assumed in acquisitions	$511,104	$40
Assets acquired in exchange for debt	350	12,622
Inventory purchased using short-term debt	—	66,404
Interest capitalized for internally developed software	1,148	—
Discount on subordinated note	1,467	—
Subsidiary stock issued for acquisitions	8,100	4,892
Exchange of warrants for common stock	—	6,795

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Reference is made to Notes to Financial Statements included in the Company's Annual Report)

(1)    Management's Statement

        The consolidated financial statements for the interim periods included herein have been prepared by NorthWestern Corporation (the "Corporation"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). As described in Note 16, the consolidated financial statements herein have been restated from those previously filed with the SEC. In the opinion of the Corporation, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Corporation's latest annual report to shareholders.

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

        Losses allocated to Minority Interests were $14.9 million and $75.7 million for the six months ended June 30, 2002 and 2001, respectively. Minority Interests balances were $11.1 million at June 30, 2002 and $30.1 million at Dec. 31, 2001. The Corporation will recognize future losses of the subsidiaries to the extent these losses exceed the Minority Interest balance after any effects of exchange agreements, totaling $11.1 million as of June 30, 2002. Accordingly, based on the capital structures of Expanets and Blue Dot at June 30, 2002, all losses at Expanets and Blue Dot will be allocated to the Corporation, unless additional minority interest is issued as a result of new acquisitions.

(3)    Acquisitions

        On February 15, 2002, we completed the asset acquisition of The Montana Power Company's (Montana Power) energy transmission and distribution business for $478.0 million in cash and the assumption of $511.1 million in existing debt and mandatorily redeemable preferred securities of subsidiary trusts (net of cash received). Acquisition costs were approximately $24.8 million. We completed this acquisition to expand our presence in the energy market. As a result of the acquisition, we are now a provider of natural gas and electricity to approximately 598,000 customers in Montana, South Dakota and Nebraska and have the capacity to provide service to wider regions of the country. For accounting convenience, due to the burden of a mid-month closing, both parties agreed to an effective date for the sale of January 31, 2002. We obtained the services of a third-party to perform valuations and assist with the allocation of the purchase price. We had preliminarily recorded the property, plant and equipment at appraised value and no portion was allocated to goodwill. We determined, based on certain regulatory considerations, the property, plant and equipment should be recorded at historical book value less other adjustments which reduce these assets to amounts included in utility rate base. These adjustments include a net deferred tax liability of $135.0 million and a deferred income tax credits of $12.7 million that have been treated as a reduction to the amounts allocated to property, plant and equipment rate base and increased goodwill. We also adjusted to fair value various other assets and liabilities, such as pension and other postretirement benefit obligations, the qualifying facilities liability, regulatory assets and liabilities, and deferred tax assets and liabilities. As a result, we allocated the remaining excess purchase price to goodwill. Goodwill of $354.4 million is deductible for tax purposes.

        Results of operations of Montana Power have been included in the accompanying consolidated financial statements since the effective date of the acquisition. The following table summarizes the final fair values of the assets acquired and liabilities assumed in connection with our acquisition of Montana Power:

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

        The following unaudited pro forma results of consolidated operations for the six months ended June 30, 2002, give effect as if the acquisition had occurred as of January 1, 2002 (in thousands, except per share amounts):

Six Months Ended June 30, 2002
Revenues	$1,014,853
Net Loss	(54,803)
Diluted earnings per share	(2.55)

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

	June 30, 2002	December 31, 2001
Accounts receivable, net	$20,090	$121,843
Other current assets	25,318	59,854

Current assets of discontinued operations	$45,408	$181,697

Property, plant and equipment, net	$306,373	$322,126
Goodwill and other intangibles, net	332,883	339,058
Other noncurrent assets	34,205	34,013

Noncurrent assets of discontinued operations	$673,461	$695,197

Accounts payable	$30,043	$142,578
Other current liabilities	57,278	87,492

Current liabilities of discontinued operations	$87,321	$230,070

Long-term debt	$422,147	$424,524
Minority interests	143,179	153,245
Other noncurrent liabilities	67,155	27,556

Noncurrent liabilities and minority interests of discontinued operations	$632,481	$605,325

Partners' capital of discontinued operations	$(933)	$41,449

	Three months ended
	June 30, 2002	June 30, 2001
Revenues	$64,419	$554,740
Loss before income taxes and minority interests	(25,191)	(17,140)
Loss from discontinued operations, net of income taxes and minority interests	(5,086)	(2,047)

	Six months ended
	June 30, 2001	June 30, 2002
Revenues	$341,659	$1,573,837
Income loss before income taxes and minority interests	(14,721)	5,080
Income loss from discontinued operations, net of income taxes and minority interests	(45,086)	3,149

        The Corporation has provided a guaranty of CornerStone's $50 million credit facility. At June 30, 2002, $17.7 million was outstanding under CornerStone's credit facility, along with $8.3 million in letters of credit.

        A provision for loss on discontinued operations as of June 30, 2002 has been included based on our best estimates as of June 30, 2002 of the amounts expected to be realized on the disposition of its investment. The amount the Corporation will ultimately realize could differ from the assumptions currently used in arriving at the anticipated loss. The foregoing summary financial information with respect to CornerStone is unaudited and is subject to year-end audit adjustment by CornerStone. CornerStone adopted Statement of Financial Accounting Standards No. 142 during its fiscal year ended June 30, 2002. As noted in CornerStone's Current Report on Form 8-K dated September 11, 2002 (filed with the Securities and Exchange Commission on September 12, 2002), CornerStone's preliminary evaluation of the impact of its adoption of SFAS No. 142 indicates that CornerStone is likely to have a material write-off of its goodwill and intangibles during such period. The adjustments, if any, to the foregoing summary financial information cannot be determined at this time.

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

Income Statement Consolidating Schedule
Three Months Ended June 30, 2002
(in thousands)

	Parent and Consolidated Subsidiaries	NW Energy LLC	Eliminations	Total
Operating Revenues	$358,975	$135,788	$—	$494,763
Cost of Sales	213,405	43,618	—	257,023

Gross Margin	145,570	92,170	—	237,740
Selling, general, & administrative	129,300	58,790	—	188,090
Depreciation	13,522	12,308	—	25,830
Amortization of intangibles	6,841	—	—	6,841

Operating income (loss)	(4,093)	21,072	—	16,979
Interest expense	(14,006)	(20,301)	—	(34,307)
Investment income and other	(3,194)	697	—	(2,497)

Income (loss) before taxes and minority interests	(21,293)	1,468	—	(19,825)
Benefit (provision) for taxes	11,149	(131)	—	11,018

Income (loss) before minority interests	(10,144)	1,337	—	(8,807)
Minority interests	—	—	—	—

Income (loss) from continuing operations	(10,144)	1,337	—	(8,807)
Discontinued operations, net of tax and minority interests	(5,086)	—	—	(5,086)

Net income (loss)	(15,230)	1,337	—	(13,893)
Minority interest on preferred securities of subsidiary trusts	(6,100)	(1,374)	—	(7,474)
Dividends on cumulative preferred stock	(48)	—	—	(48)

Earnings (loss) on common stock	$(21,378)	$(37)	$—	$(21,415)

Income Statement Consolidating Schedule
Six Months Ended June 30, 2002
(in thousands)

	Parent and Consolidated Subsidiaries	NW Energy LLC	Eliminations	Total
Operating Revenues	$704,326	$246,564	$—	$950,890
Cost of Sales	441,295	83,140	—	524,435

Gross Margin	263,031	163,424	—	426,455
Selling, general, & administrative	245,905	92,652	—	338,557
Depreciation	25,184	21,024	—	46,208
Amortization of intangibles	13,930	—	—	13,930

Operating income (loss)	(21,988)	49,748	—	27,760
Interest expense	(23,682)	(35,426)	—	(59,108)
Investment income and other	(2,925)	1,122	—	(1,803)

Income (loss) before taxes and minority interests	(48,595)	15,444	—	(33,151)
Benefit (provision) for taxes	22,032	(5,285)	—	16,747

Income (loss) before minority interests	(26,563)	10,159	—	(16,404)
Minority interests	14,914	—	—	14,914

Income (loss) from continuing operations	(11,649)	10,159	—	(1,490)
Discontinued operations, net of tax and minority interests	(45,086)	—	—	(45,086)

Income (loss) on extraordinary item	(56,735)	10,159	—	(46,576)
Extraordinary item, net of tax $7,241	(13,447)	—	—	(13,447)

Net income (loss)	(70,182)	10,159	—	(60,023)
Minority interest on preferred securities of subsidiary trusts	(11,410)	(2,289)	—	(13,699)
Dividends on cumulative preferred stock	(96)	—	—	(96)

Earnings (loss) on common stock	$(81,688)	$7,870	$—	$(73,818)

Balance Sheet Consolidating Schedules
June 30, 2002
(in thousands)

	Parent and Consolidated Subsidiaries	NW Energy LLC	Eliminations	Total
Assets
Cash	$40,618	$39,099	$—	$79,717
Accounts receivable, net	273,411	51,991	—	325,402
Accounts receivable, related	(42,125)	42,125	—	—
Inventories	68,391	13,663	—	82,054
Other	69,045	19,086	—	88,131
Current assets of discontinued operations	45,408	—	—	45,408

Total current assets	454,748	165,964	—	620,712

Property, plant and equipment, net	495,668	882,923	—	1,378,591
Goodwill and other intangibles assets, net	652,260	400,095	—	1,052,355
Other:
Investments	66,742	26,757	—	93,499
Investments, related	584,718	—	(584,718)	—
Other	113,556	97,146	—	210,702
Noncurrent assets of discontinued operations	673,461	—	—	673,461

Total assets	$3,041,153	$1,572,885	$(584,718)	$4,029,320

Liabilities and Shareholders' Equity
Current maturities of long-term debt	$155,000	$18,933	$—	$173,933
Current maturities of long-term debt, nonrecourse	7,125	—	—	7,125
Short-term debt, nonrecourse	130,350	—	—	130,350
Accounts payable	71,999	27,049	—	99,048
Accrued expenses	236,815	160,827	—	397,642
Current liabilities of discontinued operations	87,321	—	—	87,321

Total current liabilities	688,610	206,809	—	895,419

Long-term debt	971,585	425,329	—	1,396,914
Long-term debt of subsidiaries, nonrecourse	36,933	—	—	36,933
Other noncurrent liabilities	80,499	290,973	—	371,472
Noncurrent liabilities & minority interests of discontinued operations	632,481	—	—	632,481

Total liabilities	2,410,108	923,111	—	3,333,219

Minority interests	11,106	—	—	11,106
Preferred stock, 4 1/2% series	2,600	—	—	2,600
Redeemable preferred stock, 6 1/2% series	1,150	—	—	1,150
Corporation obligated mandatorily redeemable preferred securities of subsidiary trusts	305,250	65,000	—	370,250

	309,000	65,000	—	374,000

Shareholders' equity:
Common Stock	47,942	—	—	47,942
Paid-in capital	240,891	—	—	240,891
Treasury stock	(3,500)	—	—	(3,500)
Retained earnings	21,093	584,718	(584,718)	21,093
Accumulated other comprehensive income (loss)	4,513	56	—	4,569

Total shareholders' equity	310,939	584,774	(584,718)	310,995

Total liabilities and shareholders' equity	$3,041,153	$1,572,885	$(584,718)	$4,029,320

Cash Flow Statement Consolidating Schedule
Six Months Ended June 30, 2002
(in thousands)

	Parent and Consolidated Subsidiaries	NW Energy LLC	Eliminations	Total
Operating Activities
Net income (loss)	$(67,893)	$7,870	$—	$(60,023)
Items not affecting cash:
Depreciation and amortization	39,114	21,024	—	60,138
Loss on discontinued operations	45,086	—	—	45,086
Extraordinary item, net of taxes	13,447	—	—	13,447
Deferred income taxes	(6,457)	8,385	—	1,928
Minority interests in net losses of consolidated subsidiaries	(14,914)	—	—	(14,914)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(9,074)	25,715	—	16,641
Inventories	10,613	4,124	—	14,737
Other current assets	2,935	6,826	—	9,761
Accounts payable	(51,535)	5,224	—	(46,311)
Accrued expenses	26,163	(18,123)	—	8,040
Change in noncurrent assets and liabilities	(877)	(10,129)	—	(11,006)
Other, net	17,631	(1,626)	—	16,005
Change in net assets of discontinued operations	(2,654)	—	—	(2,654)

Cash flows provided by operating activities	1,585	49,290	—	50,875

Investment Activities:
Property, plant and equipment additions	(6,891)	(11,117)	—	(18,008)
Proceeds from sale of assets	22,441	—	—	22,441
Sale (purchase) of noncurrent investments and assets, net	(12,431)	(210)	—	(12,641)
Acquisitions and growth expenditures, net of cash received	(656,006)	96,097	—	(559,909)

Cash flows provided by (used in) investing activities	(652,887)	84,770	—	(568,117)

Financing Activities:
Dividends on common and preferred stock	(17,492)	—	—	(17,492)
Minority interest on preferred securities of subsidiary trusts	(13,699)	—	—	(13,699)
Advances from (to) related parties	92,703	(92,703)	—	—
Issuance of long-term debt	719,118	—	—	719,118
Issuance of preferred securities of subsidiary trusts	117,750	—	—	117,750
Repayment of long-term debt	—	(2,009)	—	(2,009)
Line of credit (repayments) borrowings, net	(132,000)	—	—	(132,000)
Financing costs	(34,194)	—	—	(34,194)
Subsidiary repurchase of minority interests	(15,660)	—	—	(15,660)
Issuance (repayment) of subsidiary debt, net	(69,891)	—	—	(69,891)
Proceeds from termination of hedge	7,878	—	—	7,878

Cash flows provided by (used in) financing activities	654,513	(94,712)	—	559,801

Increase in Cash and Cash Equivalents	3,211	39,348	—	42,559
Cash and cash equivalents, beginning of period	37,158	—	—	37,158

Cash and cash equivalents, end of period	$40,369	$39,348	$—	$79,717

(6)    Extraordinary Item

        In March 2002, the Corporation retired the $720.0 million term loan, due February 2003, that was used for interim financing for the acquisition of Montana Power's energy distribution and transmission business. The recognition of deferred costs related to the interim financing resulted in an extraordinary loss of $13.4 million, net of related income taxes of $7.2 million, or $(0.49) basic and diluted earnings per share.

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

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net Income (Loss)	$(13,893)	$10,780	$(60,023)	$29,169
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments	365	881	390	(255)
Gain on termination of hedge	—	—	5,121	—
Amortization of hedge gain	(160)	—	(209)	—
Foreign currency translation	58	—	54	—

Comprehensive Income (Loss)	$(13,630)	$11,661	$(54,667)	$28,914

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

	December 31, 2001	Payments	June 30, 2002
Employee termination benefits	$11,932	$(5,572)	$6,360
Facilities	4,745	(1,002)	3,723
Other	2,662	(2,662)	—

	$19,339	$(9,256)	$10,083

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

	Three Months Ended June 30, 2002
	Total Parent Company
	Total Electric and Natural Gas	All Other	Total Parent Company	Communications	HVAC	Total
Operating Revenues	$173,515	$12,119	$185,634	$191,354	$117,775	$494,763
Cost of Sales	66,544	4,048	70,592	111,867	74,564	257,023

Gross Margin	106,971	8,071	115,042	79,487	43,211	237,740
Selling, general, & administrative	61,748	7,886	69,634	78,495	39,961	188,090
Depreciation	16,239	731	16,970	7,075	1,785	25,830
Amortization of intangibles	—	11	11	6,791	39	6,841

Operating income (loss)	28,984	(557)	28,427	(12,874)	1,426	16,979
Interest expense	(23,061)	(3,202)	(26,263)	(8,011)	(33)	(34,307)
Investment income and other	842	(3,490)	(2,648)	127	24	(2,497)

Income (loss) before taxes and minority interests	6,765	(7,249)	(484)	(20,758)	1,417	(19,825)
Benefit (provision) for taxes	(2,146)	6,319	4,173	7,425	(580)	11,018

Income (loss) before minority interests	$4,619	$(930)	$3,689	$(13,333)	$837	$(8,807)

Total Assets	$1,915,308	$213,287	$2,128,595	$784,670	$397,186	$3,310,451

Maintenance Capital Expenditures	$8,390	$114	$8,504	$793	$1,905	$11,202

	Three Months Ended June 30, 2001
	Total Parent Company
	Total Electric and Natural Gas	All Other	Total Parent Company	Communications	HVAC	Total
Operating Revenues	$59,704	$4,202	$63,906	$301,267	$111,673	$476,846
Cost of Sales	29,581	2,682	32,263	186,924	68,821	288,008

Gross Margin	30,123	1,520	31,643	114,343	42,852	188,838
Selling, general, & administrative	13,081	5,246	18,327	116,355	36,044	170,726
Depreciation	4,084	438	4,522	2,890	2,327	9,739
Amortization of intangibles	—	111	111	9,735	1,762	11,608

Operating income (loss)	12,958	(4,275)	8,683	(14,637)	2,719	(3,235)
Interest expense	(2,154)	(4,642)	(6,796)	(3,736)	(1,157)	(11,689)
Investment income and other	140	1,009	1,149	453	73	1,675
Income (loss) before taxes and minority interests	10,944	(7,908)	3,036	(17,920)	1,635	(13,249)
Benefit (provision) for taxes	(3,699)	1,246	(2,453)	—	(1,328)	(3,781)

Income (loss) before minority interests	$7,245	$(6,662)	$583	$(17,920)	$307	$(17,030)

Total Assets	$349,468	$137,777	$487,245	$765,474	$382,350	$1,635,069

Maintenance Capital Expenditures	$3,232	$78	$3,310	$3,986	$2,626	$9,922

	Three Months Ended June 30,
	2002		2001
	Electric	Natural Gas	Electric	Natural Gas
Operating Revenues	$120,336	$53,179	$30,169	$29,535
Cost of Sales	39,544	27,000	5,461	24,120

Gross Margin	80,792	26,179	24,708	5,415
Selling, general, & administrative	46,633	15,116	9,417	3,664
Depreciation	14,354	1,884	3,212	872

Operating income	$19,805	$9,179	$12,079	$879

	Six Months Ended June 30, 2002
	Total Parent Company
	Total Electric and Natural Gas	All Other	Total Parent Company	Communications	HVAC	Total
Operating Revenues	$347,181	$20,809	$367,990	$370,642	$212,258	$950,890
Cost of Sales	146,123	8,860	154,983	234,777	134,675	524,435

Gross Margin	201,058	11,949	213,007	135,865	77,583	426,455
Selling, general, & administrative	101,018	15,114	116,132	146,836	75,589	338,557
Depreciation	28,797	1,434	30,231	11,569	4,408	46,208
Amortization of intangibles	—	18	18	13,686	226	13,930

Operating income (loss)	71,243	(4,617)	66,626	(36,226)	(2,640)	27,760
Interest expense	(37,274)	(7,715)	(44,989)	(13,985)	(134)	(59,108)
Investment income and other	1,125	(3,091)	(1,966)	126	37	(1,803)

Income (loss) before taxes and minority interests	35,094	(15,423)	19,671	(50,085)	(2,737)	(33,151)
Benefit (provision) for taxes	(12,594)	10,854	(1,740)	17,571	916	16,747

Income (loss) before minority interests	$22,500	$(4,569)	$17,931	$(32,514)	$(1,821)	$(16,404)

Total Assets	$1,915,308	$213,287	$2,128,595	$784,670	$397,186	$3,310,451

Maintenance Capital Expenditures	$13,600	$204	$13,804	$1,235	$2,969	$18,008

	Six Months Ended June 30, 2001
	Total Parent Company
	Total Electric and Natural Gas	All Other	Total Parent Company	Communications	HVAC	Total
Operating Revenues	$165,384	$7,686	$173,070	$570,064	$211,304	$954,438
Cost of Sales	101,220	4,974	106,194	372,932	131,330	610,456

Gross Margin	64,164	2,712	66,876	197,132	79,974	343,982
Selling, general, & administrative	24,843	10,885	35,728	236,860	70,953	343,541
Depreciation	8,131	929	9,060	5,206	4,461	18,727
Amortization of intangibles	—	140	140	18,409	3,502	22,051

Operating income (loss)	31,190	(9,242)	21,948	(63,343)	1,058	(40,337)
Interest expense	(4,357)	(11,118)	(15,475)	(6,094)	(2,513)	(24,082)
Investment income and other	166	2,251	2,417	301	135	2,853

Income (loss) before taxes and minority interests	26,999	(18,109)	8,890	(69,136)	(1,320)	(61,566)
Benefit (provision) for taxes	(9,223)	4,534	(4,689)	17,461	(879)	11,893

Income (loss) before minority interests	$17,776	$(13,575)	$4,201	$(51,675)	$(2,199)	$(49,673)

Total Assets	$349,468	$137,777	$487,245	$765,474	$382,350	$1,635,069

Maintenance Capital Expenditures	$5,961	$245	$6,206	$9,615	$4,665	$20,486

	Six Months Ended June 30
	2002		2001
	Electric	Natural Gas	Electric	Natural Gas
Operating Revenues	$215,731	$131,450	$59,530	$105,854
Cost of Sales	71,160	74,963	10,785	90,435

Gross Margin	144,571	56,487	48,745	15,419
Selling, general, & administrative	75,592	25,427	16,904	7,939
Depreciation	24,977	3,820	6,424	1,707

Operating income	$44,002	$27,240	$25,417	$5,773

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

        The Corporation adopted the provision effective January 1, 2002 and retained a third party to assist the Corporation in the analysis of fair value for compliance with SFAS No. 142 and determined no impairment charge was necessary. Intangibles assets consist of the following at June 30, 2002 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Other	$236,404	$(71,317)	$165,087
Unamortized intangible assets:
Goodwill	850,229	(31,558)	818,671
Other, primarily Dealer Agreements	72,446	(3,849)	68,597

Total Intangible Assets	$1,159,079	$(106,724)	$1,052,355

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

        The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows (in thousands):

	Electric and Natural Gas	Communications	HVAC	All Other	Total
Balance as of December 31, 2001	$—	$141,908	$259,443	$4,383	$405,734
Goodwill acquired	400,095	—	5,424	7,418	412,937
Balance as of June 30, 2002	$400,095	$141,908	$264,867	$11,801	$818,671

        The following tables present a reconciliation of net income and earnings per share as reported net of taxes and minority interest, to adjusted amounts which included the impact of the adoption of SFAS 142 for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported earnings (losses) on common stock	$(21,415)	$9,082	$(73,818)	$25,773
Add: Goodwill amortization, net of taxes and minority interests	—	1,132	—	2,252
Adjust earnings (losses)	$(21,415)	$10,214	$(73,818)	$28,025
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Basic earnings (losses) per share	$(0.79)	$0.38	$(2.70)	$1.09
Add: Goodwill amortization, net of taxes and minority interests	—	0.05	—	0.10
Adjust basic earnings (losses) per share	$(0.79)	$0.43	$(2.70)	$1.19
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Diluted earnings (losses) per share	$(0.79)	$0.38	$(2.70)	$1.08
Add: Goodwill amortization, net of taxes and minority interests	—	0.05	—	0.10
Diluted earnings (losses) per share	$(0.79)	$0.43	$(2.70)	$1.18

(12)    Reclassifications

        Certain 2001 amounts have been reclassified to conform to the 2002 presentation. Such reclassifications have no impact on net income or shareholders' equity as previously reported.

(13)    Earnings per Share

        Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of the outstanding stock options and warrants. The following table presents the shares used in computing the basic and diluted earnings per share for 2002 and 2001:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Average Common Share Outstanding For Basic Computation	27,396,762	23,669,337	27,396,762	23,551,734
Dilutive Effect of:
Stock Options	693	80,435	947	77,586
Stock Warrants	—	11,907	—	111,726
Average Common Shares Outstanding For Diluted Computation	27,397,455	23,761,679	27,397,709	23,741,046

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

        The U.S. Environmental Protection Agency (the "EPA"), identified the Milltown Reservoir, which sits behind a hydroelectric dam the Corporation acquired in connection with the acquisition of NorthWestern Energy LLC, on its Superfund National Priority List in 1983 as a result of the collection of toxic heavy metals in the silts. The Atlantic Richfield Company ("ARCO") has been named as the party with responsibility for completing the remedial investigation and feasibility studies and conducting site cleanup, under the EPA's direction. The former owner of NorthWestern Energy LLC did not undertake any direct responsibility in that regard, in light of a special statutory exemption from liability under CERCLA in relation to the Milltown Dam. By virtue of its acquisition of The Montana Power Corporation's utility business and the dam, NorthWestern Energy LLC succeeded to similar protection under this statutory exception. ARCO has argued that the former owner of NorthWestern Energy LLC should be considered a Potentially Responsible Party ("PRP") and has threatened to challenge its exempt status. ARCO and the former owner of NorthWestern Energy LLC entered into a settlement agreement to limit the former owner's and now NorthWestern Energy LLC's potential liability, costs and ongoing operating expenditures, provided that the EPA selects a remedy that leaves the dam and sediments in place in its final Record of Decision. The final Record of Decision is not expected to be issued until late 2002 or early 2003. Depending on the outcome of that decision, the Corporation may be required to defend its exempt position. There can be no assurance that the Corporation will not incur costs or liabilities associated with the Milltown Dam site in the future, some of which could be significant. The Corporation has a reserve of approximately $36.5 million at June 30, 2002, primarily for liabilities related to the Milltown Dam and other environmental liabilities. To the extent NorthWestern Energy LLC's liabilities are greater than this reserve, its financial condition and results of operations could be adversely affected.

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

(16)    Restatement of Financial Statements

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

        In connection with the restatement of our prior unaudited quarterly reported results for the reasons stated above, we also included the quarterly impacts to reflect the application of the appropriate purchase price allocation methodology for our February 2002 acquisition of the electric and natural gas transmission and distribution business of The Montana Power Company, the reversal of losses previously allocated to minority shareholders of our subsidiary Blue Dot Services Inc., or Blue Dot, as a result of the appropriate purchase accounting for acquisitions made in 2002 and the quarterly impact of certain other adjustments that came to our attention during our year-end closing and audit procedures.

        Management determined that revenues and accounts receivable were misstated due to complications experienced at our subsidiary, Expanets, Inc., or Expanets. Expanets experienced numerous complications with its new EXPERT system, particularly with billings and collections. Expanets took several steps to manage the system complications, however, it continued to experience billing complications throughout 2002, including an inability to produce bills in a timely manner with correct billing information, and an inability to produce reliable accounts receivable or collection information. In particular, Expanets identified certain maintenance billing issues that required reversal of previously recorded maintenance revenue. Additionally, management determined that additional adjustments were required to increase the allowance for uncollectible accounts. Adjustments impacting the three and six months ended June 30, 2002 have been reflected in the restated financial statements included in this Amendment No. 2.

        During our 2002 year-end closing process, it was determined that we were unable to provide adequate information to support recording certain revenues on a percentage of completion basis, and therefore, required adjustments to record projects on the completed contract revenue recognition methodology that was in place prior to 2002. Adjustments impacting the three and six months ended June 30, 2002 have been reflected in the restated financial statements included in this Amendment No. 2.

        As discussed in the section entitled Electric and Natural Gas—Purchase Accounting Adjustments below, we have restated prior financial statements for the appropriate purchase price allocation methodology for our Montana utility operations. Adjustments impacting the three and six months ended June 30, 2002 have been reflected in the restated financial statements included in this Amendment No. 2 as if the purchase price allocation had been completed during the first quarter of 2002.

        In addition, Expanets previously reduced cost of sales and selling, general, and administrative expenses that should have been recorded previously. These accruals related to vendor rebates, vendor settlements, bonus accruals and other items. Certain of these accruals should have been reduced during the first and second quarters of 2002, based on information available to management. Other amounts that were appropriately recorded during the third quarter, based on circumstances occurring during the third quarter, have been described in the Management's Discussion and Analysis of Financial Condition and Results of Operations for in each of the respective 2002 Amended Quarterly Reports under the caption "Communication Segment Operations".

        There were also various other adjusting entries recorded during the fourth quarter of 2002 that have been reflected in the restated financial statements included in this Amendment No. 2 to the extent they should have been recorded during the three and six month periods ended June 30, 2002. Such adjustments related to employee benefits, debt issuance costs, and other accrued expenses.

        The following table sets forth a summary of the significant effects of the restatement adjustment on a segment by segment basis, showing previously reported and restated amounts as of and for the three and six month periods ended June 30, 2002 (amounts in thousands, except per share amounts):

	Restatement Adjustments by Segment
	As Previously Reported	Communications/ Expanets	Electric and Natural Gas	HVAC/Blue Dot	All Other	As Restated
Three Months Ended June 30, 2002
Operating revenues	$515,652	(18,921)	(1,551)	—	(417)	$494,763
Cost of sales	261,740	(4,798)	—	368	(287)	257,023
Selling, general and administrative	172,831	9,774	4,088	619	778	188,090
Depreciation	25,424	—	406	—	—	25,830
Interest expense	(31,063)	—	(2,980)	—	(264)	(34,307)
Income taxes	(2,466)	9,200	3,475	380	429	11,018
Minority interests in Net Loss of consolidated subsidiaries	8,100	—	—	(8,100)	—	—
Income (Loss) from Continuing Operations	20,890	(14,697)	(5,550)	(8,707)	(743)	(8,807)
Net Income (Loss)	15,804	(14,697)	(5,550)	(8,707)	(743)	(13,893)
Earnings (Loss) on Common Stock	8,282	(14,697)	(5,550)	(8,707)	(743)	(21,415)
Earnings (Loss) Per Average Common Share
Continuing operations	$0.49					$(0.60)
Discontinued operations	(0.19)					(0.19)
Extraordinary item	—					—

Basic	$0.30					$(0.79)

Continuing operations	$0.49					$(0.60)
Discontinued operations	(0.19)					(0.19)
Extraordinary item	—					—

Diluted	$0.30					$(0.79)

Six Months Ended June 30, 2002
Operating revenues	$995,765	(41,538)	(1,465)	—	(1,872)	$950,890
Cost of sales	531,431	(6,638)	—	736	(1,094)	524,435
Selling, general and administrative	320,981	9,616	5,862	619	1,479	338,557
Depreciation	45,959	—	249	—	—	46,208
Interest expense	(52,749)	—	(4,967)	—	(1,392)	(59,108)
Income taxes	(7,077)	17,139	4,829	522	1,334	16,747
Minority interests in Net Loss of consolidated subsidiaries	23,014	—	—	(8,100)	—	14,914
Income (Loss) from Continuing Operations	44,849	(27,377)	(7,714)	(8,933)	(2,315)	(1,490)
Net Income (Loss)	(13,684)	(27,377)	(7,714)	(8,933)	(2,315)	(60,023)
Earnings (Loss) on Common Stock	(27,479)	(27,377)	(7,714)	(8,933)	(2,315)	(73,818)
Earnings (Loss) Per Average Common Share
Continuing operations	$1.13					$(0.56)
Discontinued operations	(1.65)					(1.65)
Extraordinary item	(0.49)					(0.49)

Basic	$(1.01)					$(2.70)

Continuing operations	$1.13					$(0.56)
Discontinued operations	(1.65)					(1.65)
Extraordinary item	(0.49)					(0.49)

Diluted	$(1.01)					$(2.70)

Balance Sheet accounts as of June 30, 2002	As previously reported	Adjustments	As restated
Accounts receivable, net	$379,121	$(53,719)	$325,402

Inventories	75,058	6,996	82,054

Property, plant and equipment, net	1,782,676	(404,085)	1,378,591

Goodwill and other intangible assets, net	660,360	391,995	1,052,355

Other noncurrent assets	104,836	(1,392)	103,444

Accrued expenses	413,848	(16,206)	397,642

Other noncurrent liabilities	369,132	2,340	371,472

Retained earnings	67,432	(46,339)	21,093

        The following is a description of the restatement adjustment categories presented in the tables above.

COMMUNICATIONS—EXPANETS

        Billing Adjustments—Reducing Revenues.    We have recorded a decrease in revenues for the three and six months ended June 30, 2002, of $10.1 million and $28.4 million, respectively, to reflect the impact of estimated billing adjustments that should have been previously recorded in these periods. Accounts receivable, net was decreased by the same amount.

        Accounts Receivable Reserves.    We have recorded an increase in selling, general and administrative expenses for the three and six months ended June 30, 2002, of $5.1 million and $10.3 million, respectively, to recognize estimated additional bad debt expense for such periods. Accounts receivable, net was decreased by the same amount.

        Contract Accounting.    We have recorded a decrease in revenues and cost of sales for the three months ended June 30, 2002, of $8.8 million and $4.8 million, respectively. We have recorded a decrease in revenues and cost of sales for the six months ended June 30, 2002, of $13.2 million and $6.6 million, respectively. The decreases in each case reflect the application of the completed contract method of accounting, which was used prior to 2002 for projects accounted for in the EXPERT system, rather than the percentage of completion method that was initially used in 2002. Expanets determined during our year-end closing process that we were unable to provide adequate information to support recording project revenues on a percentage-of-completion basis.

        EXPERT Cost Capitalization.    We have recorded an increase in selling, general and administrative expenses for the three and six months ended June 30, 2002 of $3.2 million to reflect expenses associated with the EXPERT system that were originally capitalized during the second and third quarters of 2002. We determined that these costs should have been expensed in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

        Reductions in Accruals.    We have recorded an increase in selling, general and administrative expenses for the three months ended June 30, 2002, of $1.5 million, to reflect the reversal of adjustments to accruals related to vendor settlements, bonus accruals and other items that were made in the third quarter. These adjustments should have been reported in the first and second quarters of 2002 based on information available to management during those quarters. For the six months ended June 30, 2002, previously reported selling, general and administrative expenses were overstated by $3.8 million due to the timing of these accrual reductions.

ELECTRIC AND NATURAL GAS

        Purchase Accounting Adjustments.    In connection with the appropriate purchase accounting for the February 2002 acquisition of the electric and natural gas transmission and distribution assets of The Montana Power Company, we determined, based on certain regulatory considerations, the property, plant and equipment should have been recorded at historical book value less other adjustments which reduced these assets to amounts included in recorded utility base rate. Further, we adjusted to appraised value various other assets and liabilities, such as pension and other post-retirement benefit obligations, the qualifying facilities liability and regulatory assets and liabilities. As a result, we increased goodwill by $400 million, and decreased property, plant and equipment by $398 million. During the second quarter of 2002, we had preliminarily recorded the property, plant and equipment at appraised value and no portion was allocated to goodwill. The financial statements included in this Amendment No. 2 have been restated to reflect application of the appropriate purchase price allocation methodology for each of the first three quarterly periods in 2002. The following summarizes the impact of these adjustments for the periods ended June 30:

	Increase (Decrease) in millions
	Three months	Six months
Revenues	$(1.6)	$(1.5)
Selling, general and administrative expenses	(0.1)	(0.1)
Depreciation expense	0.4	0.3
Interest expense	3.0	5.0

        Capitalized Overhead.    We have recorded an increase in selling, general and administrative expenses related to our Montana utility operations for the three and six months ended June 30, 2002, of $2.7 million and $2.9 million, respectively, to reflect the application of the capitalization policy previously approved for our Montana utility operations by the Montana Public Service Commission, or the MPSC. During 2002, we recorded selling, general and administrative expenses for all of our utility operations, including our Montana utility operations that were acquired in February 2002, under a historical uniform capitalization policy that differed from the policy utilized by the former owner of our Montana utility operations. We subsequently determined, however, that we must continue certain predecessor policies for accounting for the Montana utility operations and that changes in the capitalization policy are subject to review by the MPSC, consistent with normal rate making procedures. We will continue to apply the MPSC approved policy for our Montana utility operation in future financial statements.

        Employee benefit plan accrual.    During the fourth quarter of 2002, we recorded an adjustment to increase our liability related to an employee benefit plan based on an actuarial review obtained during our year-end closing process. We have recorded an increase in selling, general and administrative expenses for the three and six months ended June 30, 2002, of $1.5 million and $3.0 million, respectively to reflect this liability on a straight-line basis through the year.

HVAC—BLUE DOT

        Adjusting entries.    We have recorded an increase in cost of sales for the three and six months ended June 30, 2002, of $0.4 million and $0.7 million, respectively, to reflect adjustments that should have been recorded in these periods. We have recorded an increase in selling, general and administrative expenses for the three and six months ended June 30, 2002, of $0.6 million to reflect previously unrecorded vehicle expenses.

        Purchase Accounting Adjustment.    During the second and third quarters of 2002, Blue Dot completed five acquisitions. The initial recording of the acquisitions consummated during the second quarter of 2002 included a preliminarily assigned value of $8.1 million to the common stock issued to the former owners. Losses during the second quarter had previously been allocated against the minority interest basis based on the assigned value of the common stock. During our year-end closing process, we determined that no value should have been assigned to the common stock issued in connection with the 2002 second quarter acquisitions. The financial statements included in this Amendment No. 2 have been restated as if no value was assigned to the common stock upon issuance, which reduces losses allocated to minority interest shareholders by $8.1 million for the six months ended June 30, 2002.

ALL OTHER

        Adjusting entries.    During our year-end closing process we identified adjustments which should have been recorded in the three and six months ended June 30, 2002 for revenues and cost of sales related to certain contracts, write-offs of debt issue costs and selling, general and administrative expenses relating to other miscellaneous items. We have recorded a decrease in revenues for the three and six months ended June 30, 2002, of $0.4 million and $1.9 million, respectively. For the three and six months ended June 30, 2002, we recorded a decrease in cost of sales of $0.3 million and $1.1 million, respectively. We have recorded an increase in selling, general and administrative expenses for the three and six months ended June 30, 2002, of $0.8 million and $1.5 million, respectively, due to these adjustments. We have also recorded an increase in interest expense for the three and six months ended June 30, 2002, of $0.3 million and $1.4 million, respectively, due to these adjustments.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

        As described in the Explanatory Note and in Note 16 of the Notes to the Consolidated Financial Statements, the results of operations for the three and six month periods ended June 30, 2002 have been restated from the amounts previously reported. Management's Discussion and Analysis of Financial Condition and Results of Operations provided herein are based on the restated amounts reflected in this amended 10-Q/A for the period ended June 30, 2002.

        Unless the context requires otherwise, references to "we," "us," "our" and "NorthWestern" refer specifically to NorthWestern Corporation and its subsidiaries and references to "NorthWestern Energy LLC" refer to NorthWestern Energy, L.L.C., our wholly-owned subsidiary, which was formerly known as The Montana Power, L.L.C.

        We are a service and solutions company providing integrated energy, communications, heating, ventilation, air conditioning, plumbing and related services and solutions to residential and business customers throughout North America. We own and operate one of the largest regional electric and natural gas utilities in the upper Midwest of the United States. We distribute electricity in South Dakota and natural gas in South Dakota and Nebraska through our energy division, NorthWestern Energy (formerly NorthWestern Public Service), and electricity and natural gas in Montana through our wholly owned subsidiary, NorthWestern Energy, L.L.C. (formerly The Montana Power L.L.C.), hereafter referred to as NorthWestern Energy LLC. We are operating under the common brand "NorthWestern Energy" in all our service territories. On February 15, 2002, we completed the acquisition of the electric and natural gas transmission and distribution businesses of The Montana Power Company for $478 million in cash and the assumption of $511.1 million in existing debt and preferred stock, net of cash received. We transferred substantially all of the assets and liabilities of the energy and natural gas transmission and distribution operations of NorthWestern Energy LLC to NorthWestern Corporation on November 20, 2002 and operate its business as part of our NorthWestern Energy division. We believe the acquisition creates greater regional scale allowing us to more fully realize the value of our existing energy assets and provides a strong platform for future growth.

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

CONSOLIDATED EARNINGS (LOSSES) AND DIVIDENDS

        Consolidated losses were $21.4 million in the second quarter of 2002, a decline of $30.5 million, or 335.8%, from consolidated earnings of $9.1 million in the second quarter of 2001. This decrease is a result of $3.0 million of additional losses within the discontinued operations of CornerStone in the second quarter of 2002 compared to the second quarter of 2001 (see Note 4, Discontinued Operations, to the consolidated financial statements for further discussion regarding CornerStone), and $25.3 million of additional losses at Expanets, a $2.6 million decline in earnings within the electric and natural gas operations, which were principally offset by $4.7 million of additional earnings within All Others operations, and $4.2 million within HVAC operations in the second quarter of 2002 compared to the second quarter of 2001. Earnings from continuing operations decreased $21.6 million from $12.8 million in the second quarter of 2001 compared to an $8.8 million loss for the second quarter of 2002. This was due principally to additional losses from the communications segment in the second quarter of 2002 compared to the second quarter of 2001, which was partially offset by improved performance within the electric and natural gas operations. For the six months ended June 30, 2002, consolidated losses were $73.8 million, a decline of $99.6 million, or 386.4%, from consolidated earnings of $25.8 million for the six months ended June 30, 2001. The decline was a result of a $45.1 million charge for discontinued operations relating to our planned divestiture of our interest in CornerStone for the six months ended June 30, 2002, in addition to an extraordinary loss of $13.4 million related to debt costs associated with the early extinguishment of debt. Exclusive of these charges, losses on common stock for the six months ended June 30, 2002 were $15.3 million, a decline of $41.1 million, or 159.3%, over the six months ended June 30, 2001. The decline is due to additional losses in the communications segment offset by the addition of the electric and natural gas transmission and distribution business of NorthWestern Energy LLC, or the "Montana operations," that we acquired on February 15, 2002, effective February 1, 2002.

CONSOLIDATED OPERATIONS

        Consolidated operating revenues were $494.8 million in the second quarter of 2002, an increase of $17.9 million, or 3.8%, from $476.9 million in the second quarter of 2001. The increase in consolidated revenues was primarily due to an increase in revenues from the electric and natural gas operations of $113.8 million as a result of the inclusion of NorthWestern Energy LLC's Montana operations and an $7.9 million increase in revenues from our All Other operations as a result of the addition of certain non-utility operations acquired with NorthWestern Energy LLC's Montana operations. HVAC revenues increased $6.1 million quarter to quarter primarily as a result of acquisitions. These increases were partially offset by decreases in revenues from our communications segment of $109.9 million as a result of continuing market softness and a change in the mix of revenues toward certain higher-margin activities. For the six months ended June 30, 2002, revenues were $950.9 million as compared to $954.4 million for the first six months of 2001, or a decrease of $3.5 million. The decrease in revenues was primarily a result of a decline in revenues within our communications segment of $199.4 million during the first six months of 2002 compared to the similar period of 2001. This decrease was partially offset by $181.8 million of additional revenues from the electric and natural gas operations, during the first six months of 2002 compared to the similar period in 2001. All Other revenues also increased $13.1 million during the first six months of 2002 compared to the similar period in 2001 due to NorthWestern Energy LLC's additional non-utility Montana operations, which include revenues from statutory conservation and low income assistance charges, gas stranded costs collected in rates under a securitization program, underground services location operations and other unregulated operations.

        Consolidated cost of sales was $257.0 million in the second quarter of 2002, a reduction of $31.0 million, or 10.8%, from results in the second quarter of 2001. The decline was due to a $75.1 million decrease in costs within the communications segment which was partially offset by $37.0 million of increased costs in our electric and natural gas segments primarily as a result of the addition of NorthWestern Energy LLC's Montana operations. Cost of sales in our HVAC segment also increased $5.7 million quarter to quarter while costs of sales in All Other increased $1.4 million from NorthWestern Energy LLC's Montana operations. Cost of sales for the six months ended June 30, 2002, of $524.4 million were $86.0 million lower than costs of sales for the first six months of 2001. The decline was primarily due to a $138.2 million decrease in costs within our communications segment, while our natural gas operations also had a decrease in costs of $15.5 million in the first six months of 2002 compared to the similar period in 2001. These decreases were partially offset by $60.4 million of increased costs of our electric operations during the first six months of 2002 compared to the similar period in 2001 as a result of the addition of NorthWestern Energy LLC's Montana operation. Cost of sales in our HVAC segment increased $3.3 million during the first six months of 2002 compared to the similar period in 2001, while cost of sales in the All Other segment increased $3.9 million.

        Consolidated gross margin was $237.7 million in the second quarter of 2002, an increase of $48.9 million, or 25.9%, from results in the second quarter of 2001. Electric and natural gas operations gross margins increased by an aggregate of $76.8 million in the second quarter of 2002 compared to the second quarter of 2001 as a result of the addition of NorthWestern Energy LLC's Montana operations. Communications gross margin declined $34.9 million quarter to quarter as a result of revenue decreases. HVAC gross margins increased $0.4 million in the second quarter of 2002 over results for the second quarter of 2001. All Other gross margin improved $6.6 million quarter to quarter due to the additional activity from NorthWestern Energy LLC's Montana operations. Consolidated gross margin as a percentage of revenues was 48.1% in the second quarter of 2002, compared to 39.6% in the second quarter of 2001. The improvement in consolidated gross margin was primarily a result of lower natural gas commodity prices, higher margin Montana natural gas operations, and margin improvement within the communications segment due to a better sales mix and additional higher-margin maintenance revenues. The improvement in consolidated gross margin was partially offset by a decline in margin percentages within the electric operations from decreased wholesale electric margins. For the six months ended June 30, 2002, gross margins were $426.5 million, an increase of $82.5 million, or 24.0%, over gross margin of $344.0 million at the second quarter of 2001. Electric and natural gas operations gross margins increased by an aggregate of $136.9 million during the first six months of 2002 compared to the similar period in 2001 primarily as a result of the addition of NorthWestern Energy LLC's Montana operations. Communications gross margin declined $61.3 million period to period as the business continues to reduce costs to match the lower revenues and HVAC gross margins decreased $2.4 million. All Other gross margin improved $9.2 million during the first six months of 2002 compared to the similar period in 2001 due to the additional activity from NorthWestern Energy LLC's Montana operations. Gross margin as a percentage of revenues was 44.8% for the six months ended June 30, 2002, compared to 36.0% for the six months ended June 30, 2001, principally due to lower natural gas commodity prices, improved communications margins and higher margins from NorthWestern Energy LLC's Montana operations.

        Consolidated operating expenses were $220.8 million in the second quarter of 2002, an increase of $28.7 million, or 14.9%, from results in the second quarter of 2001. Operating expenses for the communications segment in the second quarter of 2002 were $36.6 million less than in the second quarter of 2001 due to reductions in costs to better align the business with the reduced revenue streams. Electric and natural gas operating expenses in the second quarter of 2002 were $60.8 million more than similar expenses in the second quarter of 2001. Electric and natural gas operating expenses increased primarily due to the inclusion of NorthWestern Energy LLC's Montana operations, but were partially offset by a reduction in costs within the previously owned operations. HVAC operating expenses in the second quarter of 2002 increased $1.7 million over results in the second quarter of 2001. All Other expenses in the second quarter of 2002 increased $2.8 million over results for the second quarter of 2001 due to the addition of NorthWestern Energy LLC's Montana operations as corporate and other expenses within the previously owned operations declined. Expenses for the six months ended June 30, 2002 of $398.7 million were $14.4 million, or 3.7%, higher than expenses for the six months ended June 30, 2001 of $384.3 million. Operating expenses for the communications segment for the first six months of 2002 were $88.4 million less than the equivalent period of 2001 due to the aforementioned cost reduction efforts. Electric and natural gas operating expenses in the first six months of 2002 were $96.8 million more than similar expenses in the first six months of 2001. Electric and natural gas operating expenses increased primarily due to the inclusion of NorthWestern Energy LLC's Montana operations, which was partially offset by a reduction in costs within the previously owned operations. HVAC operating expenses in the first six months of 2002 increased $1.3 million over results for the similar period in 2001. All Other expenses in the first six months of 2002 increased $4.6 million over results for the similar period in 2001 due to the addition of NorthWestern Energy LLC's Montana operations.

        Consolidated operating income in the second quarter of 2002 was $17.0 million, an improvement of $20.2 million compared to losses of $3.2 million in the second quarter of 2001. Operating income in our communications segment increased $1.8 million in the second quarter of 2002 compared to the second quarter of 2001, primarily as a result of the reduction in operating expenses. Operating income in our electric and natural gas segments increased $16.0 million due to the addition of NorthWestern Energy LLC's Montana operations. HVAC operating income in the second quarter of 2002 decreased $1.3 million from results in the second quarter of 2001, while All Other operating losses decreased by 3.7 million as a result of lower expenses. For the first six months of 2002, operating income rose $68.1 million to $27.8 million over results for the similar period in 2001. Operating income in our communications segment increased $27.1 million in the first six months of June 30, 2002, compared to the similar period in 2001, primarily as a result of the reduction in operating expenses, while operating income in our electric and natural gas segments increased $40.1 million due to the addition of NorthWestern Energy LLC's Montana operations. HVAC operating losses for the first six months of 2002 increased $3.7 million from results for the similar period in 2001, while All Other operating losses declined $4.6 million as a result of lower expenses.

        Consolidated interest expense in the second quarter of 2002 was $34.3 million, an increase of $22.6 million, or 193.5%, over interest expense of $11.7 million in the second quarter of 2001. The increase was attributable principally to approximately $17.3 million of additional interest expense from the debt assumed with NorthWestern Energy LLC's Montana operations in addition to the increased expense from the $720.0 million of financing obtained for NorthWestern Energy LLC's Montana operations acquisition. Interest expense for the six months ended June 30, 2002 was $59.1 million, an increase of $35.0 million, or 145.4%, over interest expense of $24.1 million for the first six months of 2001. As with the quarter, the increase was attributable primarily to the additional interest expense from the debt assumed with NorthWestern Energy LLC's Montana operations and the increased expense of financing obtained for the Montana acquisition of approximately $30.5 million.

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

        Consolidated income tax benefit was $11.0 million in the second quarter of 2002, a $14.8 million decline from a $3.8 million income tax provision in the second quarter of 2001. The decline in the income tax expense was principally due to an increased benefit within the All Other and communications segments from increased operating losses. Consolidated income tax benefit was $16.7 million for the six months ended June 30, 2002, a $4.8 million increase from an $11.9 million income tax benefit for the six months ended June 30, 2001. The increase in consolidated income tax benefit was principally due to an increase of $6.3 million in the tax benefit within the All Other segment and a $3.4 million increase in expenses from increased income within the electric and natural gas segments. These were partially offset by an increase in income tax benefits generated by the HVAC and communications segments.

        There were no minority interests in net loss of consolidated subsidiaries in the second quarter, a decline of $29.9 million of income from minority interests in the second quarter of 2001. The decline was due to a lack of minority interests in the second quarter of 2001. The decline was due to a lack of minority basis against which to allocate losses in 2002. To the extent that future operating losses are incurred within the HVAC or communications segments, such losses will be allocated to us unless additional minority interest is created. For the six months ended June 30, 2002, minority interests income was $14.9 million, a decline of $60.8 million from minority interest income of $75.7 million in the first six months of 2001. The decline was due to a $60.3 million decline in allocations in the communications segment resulting from lower overall losses and a lack of minority basis upon which to allocate the losses. See "—Significant Accounting Policies—Minority Interest in Consolidated Subsidiaries" for a discussion of the allocation of income (loss) to minority interests and the changes in such allocations during the periods discussed.

SEGMENT INFORMATION

ELECTRIC UTILITY SEGMENT OPERATIONS

        Revenues from our electric utility operations in the second quarter of 2002 were $120.3 million, an increase of $90.2 million, or 298.9%, from results in the second quarter of 2001. The growth resulted primarily from the addition of NorthWestern Energy LLC's Montana operations effective February 1, 2002. The additional electric operations contributed $98.3 million of the increase. Offsetting these additional revenues was a decline in the wholesale electric revenues in our South Dakota operations during the second quarter of 2002 due to a drop in market prices as compared to the unusually high prices experienced in the second quarter of 2001. Revenues for the six months ended June 30, 2002 of $215.7 million were $156.2 million, or 262.4%, higher than revenues for the first six months of 2001. As with the quarter, the growth was primarily attributed to the addition of NorthWestern Energy LLC's Montana operations in 2002 which added $171.8 million of revenues during the first six month of 2002 compared to the first six months of 2001. Partially offsetting these additional revenues was a slight decrease of $0.9 million in retail revenues within the previously owned South Dakota operations and a decrease of $14.6 million in wholesale electric revenues within the previously owned operations due to market price declines.

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

        Gross margin for our electric utility operations in the second quarter of 2002 was $80.8 million, an increase of $56.1 million over gross margin in the second quarter of 2001. The increase in gross margin in the second quarter of 2002 was primarily due to the contribution of $64.4 million to gross margin by NorthWestern Energy LLC's Montana operations. Gross margin in our South Dakota operations decreased $8.3 million in the second quarter of 2002 from results in the second quarter of 2001, due to the substantial decrease in market prices for wholesale electricity. As a percentage of revenue, gross margin in the second quarter of 2002 was 67.1%, compared to 81.9% in the second quarter of 2001. The decline was the result of the substantial decline in wholesale electric margins from market price fluctuations and the influence of NorthWestern Energy LLC's lower margin Montana operations as compared to South Dakota. For the six months ended June 30, 2002, margins of $144.6 million were $95.8 million, or 196.6%, higher than margins for the six months ended June 30, 2001. As with the quarter, NorthWestern Energy LLC's Montana operations contributed $111.7 million to the margin increase, which was partially offset by a decrease of $15.9 million for our previously owned South Dakota operations from the wholesale electric declines. Margins as a percentage of revenues decreased from 81.9% for the six months ended June 30, 2001, to 67.0% for the six months ended June 30, 2002. Similar to the quarterly change, this is a result of the absence of the unusually high margin wholesale electric sales realized by the South Dakota operations in 2001 combined with the addition of NorthWestern Energy LLC's Montana operations.

        Operating expenses for our electric utility operations in the second quarter of 2002 were $61.0 million, an increase of $48.4 million over results in the second quarter of 2001. Selling, general and administrative expenses in the second quarter of 2002 were $46.6 million, an increase of $37.2 million over results in the second quarter of 2001. While selling, general and administrative expenses within the previously owned South Dakota operations declined approximately $3.2 million in the second quarter of 2002 as a result of reduced staffing, customer service expenses and incentive accruals, expenses for NorthWestern Energy LLC's Montana operations in the second quarter of 2002 contributed approximately $40.4 million. Depreciation in the second quarter of 2002 was $14.4 million, an increase of $11.1 million over depreciation in the second quarter of 2001 of $3.2 million. The increase in depreciation was due to the addition of NorthWestern Energy LLC's Montana operations. For the six months ended June 30, 2002, selling, general and administrative expenses were $75.6 million, or 347.2%, higher than expenses for the first six months of 2001. This increase, as with the quarter, is mainly due to the addition of NorthWestern Energy LLC's Montana operations, which added $62.8 million of expenses, offset by decreases in the previously owned operations' expenses. Depreciation for the six months ended June 30, 2002 was $25.0 million, an increase of $18.6 million over depreciation for the six months ended June 30, 2001, of $6.4 million. The increase in depreciation was due to the addition of NorthWestern Energy LLC's Montana operations.

        Operating income for our electric utility operations in the second quarter of 2002 was $19.8 million, an increase of $7.7 million, or 64.0%, from $12.1 million in the second quarter of 2001. The increase was primarily attributable to the addition of approximately $13.0 million in operating income from NorthWestern Energy LLC's Montana operations. Income from the previously owned operations declined $5.3 million in the second quarter of 2002 from results in the second quarter of 2001 as a result of the decline in wholesale electric margins but was partially offset by operating expense savings. For the six months ended June 30, 2002, operating income was $18.6 million higher than operating income for the six months ended June 30, 2001, at $44.0 million. As with the quarter, this increase was primarily due to the addition of $30.4 million of operating income from NorthWestern Energy LLC's Montana operations, offset by lower South Dakota operating income from the absence of unusually high margin wholesale electric sales countered by lower operating expenses.

NATURAL GAS UTILITY SEGMENT OPERATIONS

        Revenues for our natural gas utility operations in the second quarter of 2002 were $53.2 million, an increase of $23.6 million, or 80.1%, from results in the second quarter of 2001. Revenues for the period reflect the inclusion of NorthWestern Energy LLC's Montana operations which contributed $27.7 million in revenues. The increase was offset by a drop in commodity prices reflected within the previously owned operations during the second quarter of 2002 compared to the second quarter of 2001, and a decrease in volumes as a result of warmer weather in the Nebraska and South Dakota service territories. For the six months ended June 30, 2002, revenues were $131.5 million, or $25.6 million higher than revenues for the first six months of 2001 of $105.9 million. The Montana operations contributed $59.8 million to the increase in revenues while the previously owned operations experienced a decline of $15.6 million in revenues as a result of substantially lower commodity prices and warmer weather during the periods.

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

        Gross margin for our natural gas utility operations in the second quarter of 2002 was $26.2 million, an increase of $20.8 million, or 383.5%, over gross margin in the second quarter of 2001. The growth was primarily attributable to the addition of NorthWestern Energy LLC's Montana operations which added $20.2 million in margin. Gross margin for previously owned operations increased $0.5 million in the second quarter of 2002 compared to the second quarter of 2001. As a percentage of revenues, gross margin improved from 18.3% in the second quarter of 2001 to 49.2% in the second quarter of 2002, primarily as a result of the significant decrease in commodity prices within Nebraska/South Dakota operations and the higher margin impact from operations in Montana. Margins for the six months ended June 30, 2002 were $56.5 million, or $41.1 million higher than the first six months of 2001. NorthWestern Energy LLC's Montana operations accounted for almost the entire increase, adding $40.9 million in margins. As with the quarter, margin percentages increased, rising from 14.6% for the first six months of 2001 to 43.0% for the first six months of 2002. This reflects the impact of lower commodity prices within the Nebraska/South Dakota operations and the higher margin NorthWestern Energy LLC's Montana operations.

        Operating expenses for our natural gas utility operations in the second quarter of 2002 were $17.0 million, an increase of $12.5 million, or 274.8%, from results in the second quarter of 2001. Selling, general and administrative expenses grew $11.5 million in the second quarter of 2002 to $15.1 million compared to the second quarter of 2001, when such expenses were $3.7 million, primarily due to $11.7 million in additional expenses attributable to NorthWestern Energy LLC's Montana operations, while selling, general and administrative expenses at previously owned operations declined due to reduced customer service expenses, employee benefits and system maintenance expenses. Depreciation was $1.9 million in the second quarter of 2002, an increase of $1.0 million over depreciation during the second quarter of 2001. This increase was primarily due to the addition of NorthWestern Energy LLC's Montana operations. Operating expenses for the six months ended June 30, 2002 were $29.3 million, an increase of $19.6 million, or 203.5%, from results in the first six months of 2001. Selling, general and administrative expenses grew $17.4 million in the six month period ended June 30, 2002 to $25.4 million compared to the six months ended June 30, 2001 when such expenses were $7.9 million, primarily due to $18.5 million in additional expenses attributable to NorthWestern Energy LLC's Montana operations, while selling, general and administrative expenses at previously owned operations declined similar to the quarter changes. Depreciation was $3.8 million for the six months ended June 30, 2002, an increase of $2.1 million over depreciation during the first six months of 2001. This increase was primarily due to the addition of NorthWestern Energy LLC's Montana operations.

        Operating income for our natural gas utility operations in the second quarter of 2002 was $9.2 million, compared to $0.9 million in the second quarter of 2001. NorthWestern Energy LLC's Montana operations contributed $7.4 million to operating income in the second quarter of 2002 while the operating expense reductions in the previously owned operations more than offset the revenue shortfalls in these operations to add $0.9 million of income. For the six months ended June 30, 2002, operating income of $27.2 million was $21.5 million higher than operating income for the six months ended June 30, 2001, with NorthWestern Energy LLC's Montana operations contributing $20.3 million in income.

COMMUNICATIONS SEGMENT OPERATIONS

        Revenues for the communications segment in the second quarter of 2002 were $191.4 million, a decline of $109.9 million, or 36.5%, from revenues of $301.3 million in the second quarter of 2001. The decline was due to revisions made in May 2001 to the original agreements executed in association with the acquisition of the Lucent Technologies' Growing and Energy Markets, or Lucent GEM, business in March 2002, which eliminated minimum sales referral obligations of Avaya, Inc. (formerly Lucent Technologies) and increased the volume of higher-margin recurring revenue service maintenance contracts. Erosion of Expanets' customer base due to challenges with Expanets' EXPERT system implementation and overall market softness in the technology and communication segments of industry further depressed revenues. For the six months ended June 30, 2002, revenues were $370.6 million, or $199.4 million lower than revenues for the six months ended June 30, 2001. As with the second quarter of 2002, the six month decline in revenues was primarily due to revisions in the Lucent GEM agreements, as well as continued soft market conditions.

        Cost of sales in the second quarter of 2002 was $111.9 million, a decline of $75.1 million from cost of sales in the second quarter of 2001 of $186.9 million. The decrease in cost of sales principally resulted from the lower sales volumes and efforts to continue to improve the revenue mix by reducing cost intensive equipment sales and increasing lower cost service sales. In addition, a technical assistance call center agreement signed with Avaya in March 2002 resulted in $10.1 million of reduced costs during the quarter ended June 30, 2002. Costs for the first six months of 2002 decreased 37.1% to $234.8 million when compared to cost of sales for the first six months of 2001. As with the quarter, the six month decrease is also due primarily to the lower sales volumes, sales mix changes and renegotiated terms with Avaya.

        Gross margin in the second quarter of 2002 was $79.5 million, a decline of $34.9 million compared to gross margin in the second quarter of 2001. The decrease in gross margin dollars resulted from the overall decline in sales volumes noted above. As a percentage of revenues, gross margin improved from 38.0% in the second quarter of 2001 to 41.5% in the second quarter of 2002. The improvement was principally a result of changes in sales mix by increasing maintenance and service revenues as compared to lower margin equipment sales. Additionally, a technical assistance call center agreement with Avaya reduced cost of sales and thereby also improved margin percentages. For the six months ended June 30, 2002, gross margins were $135.9 million as compared to $197.1 million for the six months ended June 30, 2001. This decrease is attributable to the lower sales volumes mentioned above, as well as the renegotiated agreement with Avaya. Gross margin percentage increased to 36.7% as compared to 34.6% for 2001 for similar reasons as noted in the quarter fluctuations.

        Operating expenses in the second quarter of 2002 were $92.4 million, a decline of $36.6 million from results in the second quarter of 2001. Selling, general and administrative expenses declined $37.9 million to $78.5 million in the second quarter of 2002 from $116.4 million for the second quarter of 2001. Our communications segment workforce has been reduced throughout 2001 resulting in lower selling, compensation and benefits, travel and other personnel costs. In November 2001, Expanets installed an enterprise software system, the EXPERT system, and although additional costs have been incurred during 2002 to enhance the system's operational capabilities, the system has eliminated redundant costs incurred under the former transition service agreements executed with Avaya as part of the original Lucent GEM acquisition. In addition, the company receives payments from Avaya under a maintenance fee agreement, which is calculated based on Avaya's maintenance contract customer base. Monthly payments are based on estimated experience, and a true-up payment is made annually based on Avaya's actual experience. This agreement expires in March of 2005. Amounts recognized related to this agreement reduced selling, general and administrative expenses by $10.1 million in the first quarter of 2002 as compared to $5.1 million in the second quarter of 2001. Included in the amount recognized in the first quarter of 2002, was $2.8 million that had previously been deferred, pending the determination of Avaya's actual experience. This decrease was partially offset by $5.1 million bad debt expense and other receivable related charges and $5.4 million of additional expense associated with information technology costs for the operation and repair of the EXPERT system. Depreciation expense increased $4.2 million to $7.1 million in the second quarter of 2002 compared to the second quarter of 2001 as a result of continued capital expenditures. Amortization expense decreased $2.9 million in the second quarter of 2002 compared to the second quarter of 2001 due to implementation of SFAS No. 142, which has resulted in the discontinuance of a portion of the intangibles amortization. Amounts recognized related to the Avaya maintenance agreement totaled $19.3 million and $11.5 million, for the six months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002, expenses decreased $88.4 million from the first six months of 2001. As with the quarter, the primary driver in the decrease in operating expenses is the decline in headcount from 2001 levels and cost reductions from former service agreements and EXPERT implementation.

For the six months ended June 30, 2002, as compared to 2001, depreciation expense increased $6.4 million to $11.6 million from continued capital expenditures. Amortization expense decreased $4.7 million to $13.7 million, again as a result of the SFAS No. 142 implementation.

        Operating losses in the second quarter of 2002 were $12.9 million, compared to operating losses of $14.6 million in the second quarter of 2001. The reduction in losses resulted from the decline in operating expenses offset by decreased revenues. Operating losses for the six months ended June 30, 2002, of $36.2 million represents a $27.1 million increase when compared to operating losses of $63.3 million for the six month period ended June 30, 2001. As with the quarter above, the primary driver in this turnaround is due to the decline in operating expenses offset by decreased revenues.

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

        Cost of sales in the second quarter of 2002 was $74.6 million, an increase of $5.7 million, or 8.3%, from results in the second quarter of 2001. Costs of sales for newly acquired locations added approximately $4.3 million of costs in the second quarter of 2002 compared to the second quarter of 2001 while cost of sales within existing locations increased $1.5 million in the second quarter of 2002 compared to the second quarter of 2001. The increase in costs was primarily the result of price increases for labor and materials. For the six months ended June 30, 2002, costs of sales reached $134.7 million, a $3.3 million increase over costs for the first six months of 2001. Cost of sales from locations acquired subsequent to June 30, 2001, contributed approximately $10.0 million, while cost of sales within existing locations declined $6.6 million. This decrease is due primarily to the reduced sales activity mentioned above net of price increases for labor and materials.

        Gross margin in the second quarter of 2002 was $43.2 million, an increase of $0.4 million from results in the second quarter of 2001. Gross margin from acquired locations contributed $3.1 million in the second quarter of 2002, but were offset by a $2.8 million decline in gross margin for existing locations in the second quarter of 2002 compared to the second quarter of 2001. This decrease is a result of the revenue shortfalls noted above, project pricing pressures and increased costs. As a percentage of revenues gross margins declined from 38.4% in the second quarter of 2001 to 36.7% in the second quarter of 2002. Gross margin for the six months ended June 2002 decreased $2.4 million to $77.6 million over margins for the six months ended June 30, 2001. As with the quarterly results, subsequent acquisitions account for $5.7 million of growth, but were offset by a decrease in gross margin for existing locations of $8.1 million. As a percentage of revenues gross margins for the six-month periods ending June 30, 2001 and 2002 declined from 37.9% to 36.6%, respectively, due mainly to cost pressures.

        Operating expenses in the second quarter of 2002 were $41.8 million, an increase of $1.7 million, or 2.6%, in the second quarter of 2001. Selling, general and administrative expenses increased $3.3 million in the second quarter of 2002 from results in the second quarter of 2001. Acquired locations added approximately $2.0 million of costs in the second quarter of 2002 while expenses within the existing locations decreased $0.7 million in the second quarter of 2002. The increase is primarily attributable to fleet rent expenses, corporate office cost increases, as well as transition costs of the corporate office. Depreciation expense of $1.8 million for the quarter decreased $0.5 million as compared to the second quarter of 2001. During the second quarter of 2002, the company entered into a vehicle sale leaseback agreement resulting in a depreciation expense decrease of $0.6 million in the second quarter of 2002 as compared to the second quarter of 2001. Amortization expense decreased $1.7 million during the second quarter of 2002 from results in the second quarter of 2001, due to implementation of SFAS No. 142, which has resulted in the discontinuance of a portion of the intangibles amortization. For the six months ended June 30, 2002, operating expenses were $80.2 million, an increase of $1.3 million, or 1.7%. Selling, general and administrative expenses increased $4.6 million for the six months ended June 30, 2002 from the first six months of 2001. Acquired locations added approximately $4.0 million of costs for the six months ended June 30, 2002, while expenses within the previously owned operations increased $0.6 million. Depreciation expense was basically flat between the periods at $4.4 million and $4.5 million, respectively. Amortization expense for the six months ended June 30, 2002, was $3.3 million less than the same period in 2001, as a result of the SFAS No. 142 implementation.

        Operating income in the second quarter of 2002 was $1.4 million, a decline of $1.3 million from results in the second quarter of 2001. Gross margin increases noted earlier were offset by an increase in operating expenses. Operating losses for the six months ended June 30, 2002 were $2.6 million as compared to operating income of $1.1 million for the six months ended June 30, 2001. This decrease in operating income reflects lower gross margins during the periods as operating expenses were basically flat.

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

        Revenues for the quarter increased $7.9 million to $12.1 million compared to the second quarter of 2001. This growth is attributable to the addition of non-utility operations acquired with NorthWestern Energy LLC's Montana operations, which include revenues from statutory conservation and low income assistance charges, gas stranded costs collected in rates under a securitization program, underground services location operations and other unregulated operations, offset by declines in the previously owned operations from reduced sales activity. For the six months ended June 30, 2002, revenues were $20.8 million, a $13.1 million increase over revenues in the six month period ended June 30, 2001. As with the quarter, the increase was a result of the addition of NorthWestern Energy LLC's Montana operations which added $14.8 million in revenues.

        Cost of sales in the second quarter of 2002 was $4.0 million, an increase of $1.4 million over results in the second quarter of 2001. As with the quarter, NorthWestern Energy LLC's Montana non-utility operations added $2.3 million in costs while the previously owned operations decreased $0.9 million due to lower sales levels. Cost of sales for the six months ended June 2002 increased $3.9 million or 78.1% as compared to cost of sales for the first six months of 2001. This increase was, as with revenues, due to the addition of NorthWestern Energy LLC's Montana operations.

        Gross margin in the second quarter of 2002 was $8.1 million, an increase of $6.6 million over gross margin in the second quarter of 2001. NorthWestern Energy LLC's Montana non-utility operations added $7.5 million in margins while the reduced sales in second quarter 2002 pushed down margins in previously owned operations. As a percentage of revenues, gross margin increased from 36.2% to 66.6% from the higher margin NorthWestern Energy LLC's Montana operations. Gross margin for the six months of 2002 was $11.9 million, or 340.6% higher than gross margin for the same period of 2001. All of the growth was due to the addition of NorthWestern Energy LLC's Montana operations with a partial offset from a decrease within previously owned operations. Similarly, gross margin percentages increased from 35.3% for 2001 to 57.4% for 2002 due to the influence of the higher margin NorthWestern Energy LLC's Montana operations.

        Operating expenses in the second quarter of 2002 were $8.6 million, an increase of $2.8 million over results in the second quarter of 2001. NorthWestern Energy LLC's Montana non-utility operations added $5.4 million in costs, offset by a decrease in previously owned operations and corporate expenses. Operating expenses for the six months ended June 30, 2002, were $16.6 million as compared to $12.0 million for the six months ended June 30, 2001. NorthWestern Energy LLC's Montana operations added $8.7 million in costs while corporate and other expenses decreased $4.0 million.

        Operating losses of $0.6 million in the second quarter of 2002 was an improvement of $3.7 million from losses of $4.3 million in the second quarter of 2001. This is a result of the NorthWestern Energy LLC's Montana operations which added $2.2 million supplemented by a reduction in costs within the previously owned operations. For the six months ended June 30, 2002, operating losses were $4.6 million, a decline of $4.6 million from losses of $9.2 million for the six months ended June 30, 2001. The declines resulted primarily from reduced operating expenses within the corporate and previously owned operations with a $2.1 million contribution from NorthWestern Energy LLC's Montana operations.

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

LIQUIDITY & CAPITAL RESOURCES

Cash Flow and Cash Position

Operating Activities

        We generate cash to fund our operations through a combination of cash flows from current operations, the sale of our securities and our borrowing facilities. We realized net positive cash inflows from operations of $50.9 million and $61.0 million in the six months ended June 30, 2002 and 2001, respectively. The decrease in cash flows is principally a result of the increase in accounts receivable within our communications segment resulting from a delay in billings experienced in connection with the EXPERT system implementation and additional receivables added from Northwestern Energy LLC's Montana operations, whose accounts receivable balances are higher due to heavier energy use for heating needs, which was partially offset by approximately $52.0 million of operating cash flow generated by NorthWestern Energy LLC's Montana operations.

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

Investing and Financing Activities

        Cash flows used in investing activities were $568.1million in the first six months of 2002 compared to $63.3 million in the first six months of 2001. The increase was principally due to the acquisition of NorthWestern Energy LLC's Montana operations during 2002 which accounted for approximately $515.0 million, offset by proceeds of $22.4 million from a sale-leaseback transaction executed during second quarter 2002, at Blue Dot and continued maintenance and growth capital expenditures. Maintenance capital expenditures are capital expenditures incurred in order to maintain our business as it exists at that time. Growth capital expenditures are capital expenditures incurred in order to grow our business in any respect. Cash flows provided by financing activities were $559.8 million in the first six months of 2002 compared to $16.9 million in the first six months of 2001. The increase was primarily due to proceeds received from our offering of $720 million of our notes discussed below, which was used to pay our acquisition term loan used to finance the acquisition of NorthWestern Energy LLC's Montana operations, and the trust preferred securities offerings discussed below.

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

	Six months ended June 30, 2002
	HVAC (Blue Dot)	Communications (Expanets)		Total
	(in thousands)
Income (loss) before minority interests	$(1,821)	$(32,515	)(1)	$(34,336)
Preferred dividends	(18,898)	(21,444)		(40,342)
Management fees	(2,055)	(2,100)		(4,155)

Net income (loss) available to common equity holders	$(22,774)	$(56,059)		$(78,833)

Income (loss) allocation to shareholders:
NorthWestern	$(19,012)	$(44,907)		$(63,919)
Minority interests	(3,762)	(11,152)		(14,914)

Total	$(22,774)	$(56,059)		$(78,833)

(1)
Expanets' loss before minority interests includes $3.8 million of after tax interest expense on amounts due to NorthWestern.

	Six months ended June 30, 2001
	HVAC (Blue Dot)	Communications (Expanets)		Total
	(in thousands)
Income (loss) before minority interests	$(2,199)	$(51,675	)(2)	$(53,874)
Preferred dividends	(12,517)	(15,662)		(28,179)
Management fees	(1,523)	(4,245)		(5,768)

Net income (loss) available to common equity holders	$(16,239)	$(71,582)		$(87,821)

Income (loss) allocation to shareholders:
NorthWestern	$(12,045)	$(83)		$(12,128)
Minority interests	(4,194)	(71,499)		(75,693)

Total	$(16,239)	$(71,582)		$(87,821)

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

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    Exhibit 10.1—Amendment No. 2 to Credit Agreement, dated as of August 13, 2002, among NorthWestern Corporation, the several banks and other financial institutions from time to time a party thereto and Credit Suisse First Boston, as administrative agent (filed as Exhibit 10.1 to NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 0-692)

    Exhibit 99.1—Certification of Chief Executive Officer Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

    Exhibit 99.2—Certification of Chief Financial Officer Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
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

(b)
Reports on Form 8-K

          We filed a Current Report on Form 8-K with the SEC on April 15, 2002 to file as an exhibit a press release announcing that the Company expected its diluted earnings per share from continuing operations to be between 60 and 65 cents per share for the first quarter of 2002, and reaffirmed its full year earnings estates.

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

CERTIFICATIONS

I, Gary G. Drook, certify that:

1.
I have reviewed this Amendment No. 2 to Quarterly Report on Form10-Q/A of NorthWestern Corporation (this "Amendment No. 2");
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

Date: April 15, 2003

/s/  GARY G. DROOK

Gary G. Drook
Chief Executive Officer

I, Kipp D. Orme, certify that:

1.
I have reviewed this Amendment No. 2 to Quarterly Report on Form10-Q/A of NorthWestern Corporation (this "Amendment No. 2");
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

Date: April 15, 2003

/s/  KIPP D. ORME

Kipp D. Orme
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
99.1	Certification of Chief Executive Officer Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.2	Certification of Chief Financial Officer Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

QuickLinks

NORTHWESTERN CORPORATION FORM 10-Q/A (Amendment No. 2) INDEX
EXPLANATORY NOTE
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART 1. FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
NORTHWESTERN CORPORATION CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands, except per share amounts)
NORTHWESTERN CORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in thousands, except per share amounts)
NORTHWESTERN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)
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