Form 10-Q/A
period 2002-09-30
NORTHWESTERN CORP
filed 2003-04-15
CIK 73088

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from to

Commission File No. 0692

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

NORTHWESTERN CORPORATION
FORM 10-Q/A
(Amendment No. 2)

INDEX

		Page
EXPLANATORY NOTE		2
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		8
PART I. FINANCIAL INFORMATION		10
Item 1.	Financial Statements (Unaudited)	10
	Consolidated Balance Sheets—September 30, 2002 and December 31, 2001	10
	Consolidated Statements of Income—Three months and nine months ended September 30, 2002 and 2001	11
	Consolidated Statements of Cash Flows—Nine months ended September 30, 2002 and 2001	12
	Notes to Consolidated Financial Statements	13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	38
Item 4.	Controls and Procedures	77
PART II. OTHER INFORMATION		79
Item 6.	Exhibits and Reports on Form 8-K	79
SIGNATURES		78

EXPLANATORY NOTE

        This Amendment No. 2 to the Quarterly Report on Form 10-Q/A of NorthWestern Corporation for the quarter ended September 30, 2002, or Amendment No. 2, is filed solely for the purpose of amending Items 1, 2, and 4 of Part I and Item 6 of Part II of the Quarterly Report on Form 10-Q of NorthWestern Corporation for the quarter ended September 30, 2002, as amended by Amendment No. 1 to such quarterly report.

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

        On April 1, 2003, we announced that we expected to restate our unaudited consolidated financial statements for the fiscal quarters ended March 31, 2002, June 30, 2002, and September 30, 2002. We have restated these unaudited quarterly financial statements principally to reflect the quarterly impact of certain adjustments, and to include additional disclosures in the appropriate period related to the following:

  •
  increases in billing adjustments that reduced revenues, increases in accounts receivable reserves and writeoffs resulting from significant deficiencies in the EXPERT billing and collection systems in 2002 of Expanets, Inc., or Expanets, one of our subsidiaries, and data migration issues from Avaya, Inc., Expanets primary vendor for products, maintenance and technical support services sold to Expanet's customers, and data migration scripting performed by Expanets;

  •
  inadequate information to support recording certain revenues on a percentage of completion basis, thereby requiring the utilization of the completed contract revenue recognition methodology for such revenues and cost recognition; and

  •
  the timing, amount and disclosure of adjustments to certain accruals.

        In connection with the restatement of our prior unaudited quarterly reported results for the reasons stated above, we also included the quarterly impacts to reflect the application of the appropriate purchase price allocation methodology for our February 2002 acquisition of the electric and natural gas transmission and distribution business of The Montana Power Company, the reversal of losses previously allocated to minority shareholders of our subsidiary Blue Dot Services Inc., or Blue Dot, a result of the appropriate purchase accounting for acquisitions made in 2002 and the quarterly impact of certain other adjustments.

        This Amendment No. 2 should be read together with NorthWestern's Annual Report on Form 10-K for the year ended December 31, 2002 and the amended Quarterly Reports on Form 10-Q/A for the periods ended March 31, 2002 and June 30, 2002 filed with the U.S. Securities and Exchange Commission, or the SEC, on April 15, 2003. The Amended Quarterly Reports on Form 10-Q/A for the periods ended March 31, 2002, June 30, 2002 and September 30, 2002 filed with the SEC on April 15, 2003 are collectively referred to herein as the 2002 Amended Quarterly Reports.

        Management has determined that revenues and accounts receivable were misstated due to complications experienced at our subsidiary, Expanets, Inc., or Expanets. Expanets experienced numerous complications with its new EXPERT system, particularly with billings and collections. Expanets took several steps to manage the system complications, however, it continued to experience billing complications throughout 2002, including an inability to produce bills in a timely manner with correct billing information, and an inability to produce reliable accounts receivable or collection information. In particular, Expanets identified certain maintenance billing issues that required reversal of previously recorded maintenance revenue. Additionally, management determined that additional adjustments were required to increase the allowance for uncollectible accounts. Adjustments impacting the three and nine months ended September 30, 2002 have been reflected in the restated financial statements included in this Amendment No. 2.

        During our 2002 year-end closing process, it was determined that we were unable to provide adequate information to support recording certain revenues on a percentage of completion basis, and therefore, required adjustments to record projects on the completed contract revenue recognition methodology that was in place prior to 2002. Adjustments impacting the three and nine months ended September 30, 2002 have been reflected in the restated financial statements included in this Amendment No. 2.

        As discussed in the section entitled Electric and Natural Gas—Purchase Accounting Adjustments below, we have restated prior financial statements for the appropriate purchase price allocation methodology for our Montana utility operations. Adjustments impacting the three and nine months ended September 30, 2002 have been reflected in the restated financial statements included in this Amendment No. 2 as if the purchase price allocation had been completed during the first quarter of 2002.

        In addition, Expanets reduced cost of sales and selling, general, and administrative expenses that should have been recorded previously. These accruals related to vendor rebates, vendor settlements, bonus accruals and other items. Certain of these accruals should have been reduced during the first and second quarters of 2002. Such amounts that were appropriately recorded during the third quarter, based on circumstances occurring during the third quarter, have been described in the Management's Discussion and Analysis of Financial Condition and Results of Operations in each of the respective 2002 Amended Quarterly Reports under the caption "Communication Segment Operations".

        There were also various other adjusting entries recorded during the fourth quarter of 2002 that have been reflected in the restated financial statements included in this Amendment No. 2 to the extent they should have been recorded during the three and nine month periods ended September 30, 2002. Such adjustments related to employee benefits, debt issuance costs, and other accrued expenses.

        A description of the restatement adjustment categories relating to the restated financial statements included in this Amendment No. 2, on a segment by segment basis, is set forth below.

COMMUNICATIONS—EXPANETS

        Billing Adjustments—Reducing Revenues.    We have recorded a decrease in revenues for the three and nine months ended September 30, 2002, of $5.4 million and $33.8 million, respectively, to reflect the impact of estimated billing adjustments that should have been previously recorded in these periods. Accounts receivable, net was decreased by the same amounts.

        Accounts Receivable Reserves.    We have recorded an increase in selling, general and administrative expenses for the three and nine months ended September 30, 2002, of $6.3 million and $16.3 million, respectively, to recognize estimated additional bad debt expense for such periods. Accounts receivable, net was decreased by the same amounts.

        Contract Accounting.    We have recorded a decrease in revenues and cost of sales for the three months ended September 30, 2002, of $1.6 million and $0.5 million, respectively. We have recorded a decrease in revenues and cost of sales for the nine months ended September 30, 2002, of $14.8 million and $7.2 million, respectively. The decreases in each case reflect the application of the completed contract method of accounting, which was used prior to 2002 for projects accounted for in the EXPERT system, rather than the percentage of completion method that was initially used in 2002. Expanets determined during our year-end closing process that we were unable to provide adequate information to support recording project revenues on a percentage-of-completion basis.

        EXPERT Cost Capitalization.    We have recorded an increase in selling, general and administrative expenses for the three and nine months ended September 30, 2002, of $2.6 million and $5.8 million, respectively, to reflect expenses associated with the EXPERT system that were originally capitalized during the second and third quarters of 2002. We determined that these costs should have been expensed in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

        Reductions in Accruals.    We have recorded an increase in selling, general and administrative expenses for the three months ended September 30, 2002, of $3.8 million, to reflect the reversal of adjustments to accruals related to vendor settlements, bonus accruals and other items that were made in the third quarter. These adjustments should have been reported in the first and second quarters of 2002. For the nine months ended September 30, 2002, previously reported selling, general and administrative expenses were not impacted by these adjustments.

        Disclosure of reductions in accruals.    We have included a description of additional items in the communications segment information of Management's Discussion and Analysis of Financial Condition and Results of Operations. The additional items relate to several accrued expense accounts that Expanets reduced against cost of sales and selling, general, and administrative expenses during the third quarter of 2002. These accruals related to a maintenance fee agreement, vendor rebates, vendor settlements, bonus accruals and other items.

ELECTRIC AND NATURAL GAS

        Purchase accounting adjustments.    In connection with the purchase accounting for the February 2002 acquisition of the electric and natural gas transmission and distribution assets of The Montana Power Company, we determined, based on certain regulatory considerations, the property, plant and equipment should have been recorded at historical book value less other adjustments which reduced these assets to amounts included in utility rate base. Further, we adjusted to fair value various other assets and liabilities, such as pension and other post-retirement benefit obligations, the qualifying facilities liability and regulatory assets and liabilities. As a result, we increased goodwill by $400 million, and decreased property, plant and equipment by $398 million. During the second quarter of 2002, we had preliminarily recorded the property, plant and equipment at appraised value and no portion was allocated to goodwill. The financial statements in this Amendment No. 2 have been restated to reflect application of the appropriate purchase price allocation methodology for each of the first three quarterly periods in 2002. The following summarizes the impact of these adjustments for the periods ended September 30:

	Increase (Decrease) in millions
	Three months	Nine months
Revenues	$(0.9)	$(2.3)
Cost of sales	(3.3)	(3.3)
Selling, general and administrative expenses	(0.1)	(0.2)
Depreciation expense	0.2	0.5
Interest expense	0.4	5.3

        Capitalized Overhead.    We have recorded an increase in selling, general and administrative expenses related to our Montana utility operations for the three and nine months ended September 30,

2002, of $2.0 million and $4.9 million, respectively, to reflect the application of the capitalization policy previously approved for our Montana utility operations by the Montana Public Service Commission, or the MPSC. During 2002, we recorded selling, general and administrative expenses for all of our utility operations, including our Montana utility operations that were acquired in February 2002, under a historical uniform capitalization policy that differed from the policy utilized by the former owner of our Montana utility operations. We subsequently determined, however, that we must continue certain predecessor policies for accounting for the Montana utility operations and that changes in the capitalization policy are subject to review by the MPSC, consistent with normal rate making procedures. We will continue to apply the MPSC approved policy for our Montana utility operation in future financial statements.

        Employee benefit plan accrual.    During the fourth quarter of 2002, we recorded an adjustment to increase our liability related to an employee benefit plan based on an actuarial review obtained during our year-end closing process. We have recorded an increase in selling, general and administrative expenses for the three and nine months ended September 30, 2002, of $1.5 million and $4.6 million, respectively to reflect this liability on a straight-line basis throughout the year.

HVAC—BLUE DOT

        Adjusting entries.    We have recorded an increase in cost of sales for the three and nine months ended September 30, 2002, of $0.4 million and $1.1 million, respectively, to reflect adjustments that should have been recorded in these periods. We have recorded an increase in selling, general and administrative expenses for the nine months ended September 30, 2002, of $0.6 million to reflect previously unrecorded vehicle expenses. For the three months ended September 30, 2002, previously reported selling, general and administrative expenses were not affected.

        Purchase Accounting Adjustment.    During the second and third quarters of 2002, Blue Dot completed five acquisitions. The initial recording of the acquisitions consummated during the second quarter of 2002 included a preliminarily assigned value of $8.1 million to the common stock issued to the former owners. Losses during the second quarter had previously been allocated against the minority interest basis based on the assigned value of the common stock. We subsequently determined that no value should have been assigned to the common stock issued in connection with the 2002 second quarter acquisitions. The financial statements included in this Amendment No. 2 have been restated as if no value was assigned to the common stock upon issuance, which reduces losses allocated to minority interest shareholders by $8.1 million for the nine months ended September 30, 2002.

ALL OTHER

        Adjusting entries.    We subsequently identified adjustments which should have been recorded in the three and nine months ended September 30, 2002, for revenues and cost of sales related to certain contracts, write-offs of debt issue costs and selling, general and administrative expenses relating to various miscellaneous items. We have recorded a decrease in revenues and cost of sales for the nine months ended September 30, 2002, of $1.9 million and $1.1 million, respectively. We have also recorded an increase in selling, general and administrative expenses for the three months ended September 30, 2002, of $1.4 million due to these adjustments. We have recorded an increase in selling, general and administrative expenses and interest expense for the nine months ended September 30, 2002, of $2.8 million and $1.4 million, respectively, due to these adjustments.

        The following tables sets forth a summary of the significant effects of the restatement adjustments described above, on a segment by segment basis, showing previously reported and restated amounts as of and for the three and nine month periods ended September 30, 2002 (amounts in thousands, except per share amounts):

		Restatement Adjustment by Segment
Three Months Ended September 30, 2002	As Previously Reported	Communications (Expanets)	Total Electric and Natural Gas	HVAC (Blue Dot)	All Other	As Restated
	(unaudited)
Operating revenues	$509,300	(7,020)	(879)	—	—	$501,401
Cost of sales	260,696	(517)	(3,273)	369	—	257,275
Selling, general and administrative	170,950	12,799	3,385	—	1,351	188,485
Depreciation	24,124	—	225	—	—	24,349
Interest expense	(34,715)	—	(370)	—	—	(35,085)
Income taxes	2,804	7,431	611	142	379	11,367
Income (loss) from Continuing Operations	14,620	(11,871)	(975)	(227)	(972)	575
Net Income (loss)	(41,317)	(11,871)	(975)	(227)	(972)	(55,362)
Earnings (Loss) on Common Stock	(49,086)	(11,871)	(975)	(227)	(972)	(63,131)
Earnings (Loss) Per Average Common Share
Continuing operations	$0.25					$(0.26)
Discontinued operations	(2.04)					(2.04)
Extraordinary item	—					—

Basic	$(1.79)					$(2.30)

Continuing operations	$0.25					$(0.26)
Discontinued operations	(2.04)					(2.04)
Extraordinary item	—					—

Diluted	$(1.79)					$(2.30)

		Restatement Adjustment by Segment
Nine Months Ended September 30, 2002	As Previously Reported	Communications (Expanets)	Total Electric and Natural Gas	HVAC (Blue Dot)	All Other	As Restated
	(unaudited)
Operating revenues	$1,505,065	(48,558)	(2,344)	—	(1,872)	$1,452,291
Cost of sales	792,127	(7,155)	(3,273)	1,104	(1,095)	781,708
Selling, general and administrative	491,931	22,415	9,247	619	2,831	527,043
Depreciation	70,083	—	474	—	—	70,557
Interest expense	(87,464)	—	(5,337)	—	(1,392)	(94,193)
Income taxes	(4,273)	24,571	5,440	663	1,713	28,114
Minority interests in Net Loss of consolidated subsidiaries	23,014	—	—	(8,100)	—	14,914
Income (loss) from Continuing Operations	59,469	(39,247)	(8,689)	(9,160)	(3,287)	(914)
Net Income (loss)	(55,001)	(39,247)	(8,689)	(9,160)	(3,287)	(115,384)
Earnings (Loss) on Common Stock	(76,565)	(39,247)	(8,689)	(9,160)	(3,287)	(136,948)
Earnings (Loss) Per Average Common Share
Continuing operations	$1.38					$(0.82)
Discontinued operations	(3.69)					(3.69)
Extraordinary item	(0.49)					(0.49)

Basic	$(2.80)					$(5.00)

Continuing operations	$1.38					$(0.82)
Discontinued operations	(3.69)					(3.69)
Extraordinary item	(0.49)					(0.49)

Diluted	$(2.80)					$(5.00)

	As previously reported	Adjustments	As restated
Balance sheet accounts as of September 30, 2002
Accounts receivable, net	$359,002	$(67,073)	$291,929

Inventories	85,791	7,145	92,936

Property, plant and equipment, net	1,798,334	(408,926)	1,389,408

Goodwill and other intangible assets, net	656,554	391,995	1,048,549

Other noncurrent assets	82,461	(1,393)	81,068

Accrued expenses	415,750	(20,209)	395,541

Other noncurrent liabilities	387,947	2,340	390,287

Retained earnings (deficit)	9,650	(60,383)	(50,733)

        For additional information concerning the impact of the adjustments on our financial results, see our unaudited restated consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Items 1 and 2, respectively, of Part I of this Amendment No. 2.

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

        Words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "targets," "will likely result," "will continue" or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our expectations will be achieved. Factors that may cause such differences include:

  •
  our success in implementing our turnaround plan, which is dependent upon receiving significant proceeds from the sale of noncore assets;

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

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

NORTHWESTERN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	September 30, 2002	December 31, 2001
	(As restated, see Note 17)
ASSETS
Current Assets:
Cash and cash equivalents	$75,214	$37,158
Accounts receivable, net	291,929	260,486
Inventories	92,936	79,719
Other	81,023	69,486
Current assets of discontinued operations	86,846	181,697

Total current assets	627,948	628,546

Property, Plant, and Equipment, Net	1,389,408	496,241
Goodwill and Other Intangible Assets, Net	1,048,549	640,590
Other:
Investments	83,257	62,959
Regulatory assets	94,125	20,415
Deferred tax asset	20,570	17,374
Other	81,068	73,413
Noncurrent assets of discontinued operations	643,177	695,197

Total assets	$3,988,102	$2,634,735

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$25,364	$155,000
Current maturities of long-term debt of subsidiaries—nonrecourse	6,133	22,817
Short-term debt of subsidiaries—nonrecourse	67,589	178,628
Accounts payable	80,427	122,266
Accrued expenses	395,541	216,345
Current liabilities of discontinued operations	598,595	230,070

Total current liabilities	1,173,649	925,126

Long-term Debt	1,609,119	373,350
Long-term Debt of Subsidiaries—nonrecourse	56,670	37,999
Other Noncurrent Liabilities	390,287	75,040
Noncurrent Liabilities and Minority Interests of Discontinued Operations	139,239	605,325

Total liabilities	3,368,964	2,016,840

Minority Interests	10,333	30,067

Preferred Stock, Preference Stock, and Preferred Securities:
Preferred stock—4 1/2% series	—	2,600
Redeemable preferred stock—6 1/2% series	—	1,150
Preference stock	—	—
Corporation obligated mandatorily redeemable preferred securities of subsidiary trusts	370,250	187,500

Total preferred stock, preference stock and preferred securities	370,250	191,250

Shareholders' Equity:
Common stock, par value $1.75; authorized 50,000,000 shares; issued and outstanding 27,396,762	47,942	47,942
Paid-in capital	240,936	240,797
Treasury stock, at cost	(3,451)	(3,681)
Retained earnings	(50,733)	112,307
Accumulated other comprehensive income (loss)	3,861	(787)

Total shareholders' equity	238,555	396,578

Total liabilities and shareholders' equity	$3,988,102	$2,634,735

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(As restated, see Note 17)		(As restated, see Note 17)
OPERATING REVENUES	$501,401	$398,705	$1,452,291	$1,353,143
COST OF SALES	257,275	233,108	781,708	843,564

GROSS MARGIN	244,126	165,597	670,583	509,579

OPERATING EXPENSES
Selling, general and administrative	188,485	156,153	527,043	499,694
Depreciation	24,349	10,350	70,557	29,077
Amortization of intangibles	7,981	11,228	21,911	33,279

	220,815	177,731	619,511	562,050

OPERATING INCOME (LOSS)	23,311	(12,134)	51,072	(52,471)
Interest Expense, Net	(35,085)	(11,597)	(94,193)	(35,679)
Investment Income and Other	982	1,274	(821)	4,127

Income (Loss) Before Income Taxes and Minority Interests	(10,792)	(22,457)	(43,942)	(84,023)
Benefit (Provision) for Income Taxes	11,367	1,222	28,114	13,115

Income (Loss) Before Minority Interests	575	(21,235)	(15,828)	(70,908)
Minority Interests in Net Loss of Consolidated Subsidiaries	—	35,305	14,914	110,998

Income (loss) from Continuing Operations	575	14,070	(914)	40,090
Discontinued Operations, Net of Taxes and Minority Interests	(55,937)	(3,798)	(101,023)	(649)

Income (Loss) before Extraordinary Item	(55,362)	10,272	(101,937)	39,441
Extraordinary Item, Net of Tax of $7,241	—	—	(13,447)	—

Net Income (Loss)	(55,362)	10,272	(115,384)	39,441
Minority Interests on Preferred Securities of Subsidiary Trusts	(7,474)	(1,650)	(21,173)	(4,950)
Dividends and Redemption Premium on Preferred Stock	(295)	(48)	(391)	(144)

Earnings (Loss) on Common Stock	$(63,131)	$8,574	$(136,948)	$34,347

Average Common Shares Outstanding	27,397	23,706	27,397	23,604
Earnings (Loss) per Average Common Share:
Continuing operations	$(0.26)	$0.52	$(0.82)	$1.48
Discontinued operations	(2.04)	(0.16)	(3.69)	(0.03)
Extraordinary item	—	—	(0.49)	—

Basic	$(2.30)	$0.36	$(5.00)	$1.45

Continuing operations	$(0.26)	$0.52	$(0.82)	$1.47
Discontinued operations	(2.04)	(0.16)	(3.69)	(0.03)
Extraordinary item	—	—	(0.49)	—

Diluted	$(2.30)	$0.36	$(5.00)	$1.44

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30
	2002	2001
	(As restated, see Note 17)
Operating Activities:
Net Income (Loss)	$(115,384)	$39,441
Items not affecting cash:
Depreciation	70,557	29,077
Amortization of intangibles	21,911	33,279
Loss on discontinued operations	101,023	649
Extraordinary item, net of taxes	13,447	—
Deferred income taxes	(8,972)	(458)
Minority interests in net losses of consolidated subsidiaries	(14,914)	(110,998)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	52,919	15,176
Inventories	4,067	10,772
Other current assets	17,072	(11,763)
Accounts payable	(65,616)	47,588
Accrued expenses	6,274	27,516
Other, net	18,710	25,686

Cash flows provided by continuing operations	101,094	105,965
Change in net assets of discontinued operations	(51,713)	(1,322)

Cash flows provided by operating activities	49,381	104,643

Investment Activities:
Property, plant and equipment additions	(32,223)	(33,109)
Proceeds from sale of assets	22,482	—
Sale (purchase) of noncurrent investments and assets, net	(728)	(5,422)
Acquisitions and growth expenditures, net of cash received	(585,414)	(56,639)

Cash flows used in investing activities	(595,883)	(95,170)

Financing Activities:
Dividends on common and preferred stock	(26,206)	(21,213)
Minority interest on preferred securities of subsidiary trusts	(21,173)	(4,950)
Redemption of preferred stock	(3,750)	—
Issuance of long-term debt	719,118	—
Issuance of preferred securities of subsidiary trusts	117,750	—
Repayment of long-term debt	(158,687)	(5,000)
Line of credit (repayments) borrowings, net	99,000	91,700
Financing costs	(35,266)	—
Subsidiary repurchase of minority interests	(16,499)	(16,524)
Line of credit repayments of subsidiaries, net	(12,863)	(15,794)
Issuance of nonrecourse subsidiary debt	20,179	—
Repayment of nonrecourse subsidiary debt	(121,943)	(15,020)
Proceeds from termination of hedge	24,898	—

Cash flows provided by financing activities	584,558	13,199

Increase in Cash and Cash Equivalents	38,056	22,672
Cash and Cash Equivalents, beginning of period	37,158	43,385

Cash and Cash Equivalents, end of period	$75,214	$66,057

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income Taxes	$(16,325)	$7,186
Interest	63,965	41,580
Non-cash transactions:
Debt assumed in acquisitions	$511,104	$—
Assets acquired in exchange for current liabilities and debt	463	21,215
Interest capitalized for internally developed software	1,148	—
Discount on subordinated note	2,230	—
Subsidiary stock issued for acquisitions or debt repayment	8,166	6,815
Exchange of warrants for common stock	—	6,795
Current liabilities exchanged for short term debt	—	114,637
Issuance of restricted stock	—	760

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Reference is made to Notes to Financial Statements included in the Company's Annual Report)

(1)    Management's Statement

        The consolidated financial statements for the interim periods included herein have been prepared by NorthWestern Corporation (the "Corporation," "we" or "us"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). As described in Note 17, the consolidated financial statements herein have been restated from those previously filed with the SEC. In the opinion of the Corporation, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Corporation's latest annual report to shareholders.

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

        Losses allocated to Minority Interests were $14.9 million and $111.0 million for the nine months ended September 30, 2002 and 2001, respectively. No losses were allocated to Minority Interests in the third quarter. Minority Interests balances were $10.3 million at September 30, 2002 and $30.1 million at December 31, 2001. The Corporation will recognize future losses of the subsidiaries to the extent these losses exceed the Minority Interest balance after any effects of exchange agreements. Accordingly, based on the capital structures of Expanets and Blue Dot at September 30, 2002, it is anticipated that all losses at Expanets and Blue Dot will be allocated to the Corporation. Also, see Note 3, Acquisitions, for further discussions related to the Blue Dot acquisitions.

(3)    Acquisitions

The Montana Power, L.L.C.

        On February 15, 2002 we completed the asset acquisition of The Montana Power Company's (Montana Power) energy transmission and distribution business for $478.0 million in cash and the assumption of $511.1 million in existing debt and mandatory redeemable preferred securities of subsidiary trusts (net of cash received). Acquisition costs were approximately $24.8 million. We completed this acquisition to expand our presence in the energy market. As a result of the acquisition, we are now a provider of natural gas and electricity to approximately 598,000 customers in Montana, South Dakota, and Nebraska and have the capacity to provide service to wider regions of the country. For accounting convenience, due to the burden of a mid-month closing, both parties agreed to an effective date for the sale of January 31, 2002. We obtained the services of a third-party to perform valuations and assist with the allocation of the purchase price. We determined, based on certain regulatory considerations, the property, plant and equipment should be recorded at historical book value less adjustments which reduce these assets to amounts included in the utility rate base. These adjustments include a net deferred tax liability of $135.0 million and deferred income tax credits of $12.7 million that existed as of the acquisition date. We also adjusted to fair value various other assets and liabilities, such as pension and other postretirement benefit obligations, the qualifying facilities liability, and regulatory assets and liabilities, The remaining excess purchase price was allocated to goodwill. Goodwill of $354.4 million is deductible for tax purposes.

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

Other

        During the second and third quarters of 2002, Blue Dot completed five acquisitions. Consideration paid to the sellers in these acquisitions included cash consideration of $15.6 million and the issuance of Blue Dot common stock. No value has been assigned to the common stock issued for these acquisitions. Maximum contingent payments totaling $15.9 million associated with our 2002 acquisitions may be required based on earnings contingencies over an extended period. To the extent these payments occur, they will be considered an additional cost of the acquired entity. The assets acquired and liabilities assumed have been recorded at their fair values as of the dates of acquisitions. The excess of the purchase price over the fair value of identifiable net assets acquired of approximately $9.7 million has been recognized as goodwill.

        The following unaudited pro forma results of consolidated operations for the nine months ended September 30, 2002 give effect as if all acquisitions noted above had occurred as of January 1, 2002 (in thousands except per share amounts):

Nine Months Ended September 30, 2002
Revenues	$1,516,254
Net Loss	$(110,164)
Diluted earnings per share	$(4.80)

        The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal year presented, nor are they necessarily indicative of future consolidated results.

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

        Summary financial information for CornerStone is as follows (in thousands):

	September 30, 2002	December 31, 2001
Accounts receivable, net	$19,043	$121,843
Other current assets	67,803	59,854

Current assets of discontinued operations	$86,846	$181,697

Property, plant and equipment, net	$301,342	$322,126
Goodwill and other intangibles, net	305,811	339,058
Other noncurrent assets	36,024	34,013

Noncurrent assets of discontinued operations	$643,177	$695,197
Accounts payable	33,748	142,578
Debt	447,272	—
Other current liabilities	117,575	87,492

Current liabilities of discontinued operations	$598,595	$230,070

Long-term debt	$—	$424,524
Minority interests	139,239	153,245
Other noncurrent liabilities	—	27,556

Noncurrent liabilities and minority interests of discontinued operations	$139,239	$605,325

Partners' capital of discontinued operations	$(7,811)	$41,449

	Three months ended
	September 30, 2002	September 30, 2001
Revenues	$57,310	$439,873
Loss before income taxes and minority interests	$(60,339)	$(19,893)
Loss from discontinued operations, net of income taxes and minority interests	$(55,937)	$(3,798)
	Nine months ended
	September 30, 2002	September 30, 2001
Revenues	$398,969	$2,013,710
Loss before income taxes and minority interests	$(75,060)	$(14,813)
Loss from discontinued operations, net of income taxes and minority interests	$(101,023)	$(649)

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

        The foregoing summary financial information with respect to CornerStone is unaudited and is subject to year-end audit adjustments by CornerStone. CornerStone adopted Statement of Financial Accounting Standards No. 142 during its fiscal year ended June 30, 2002. As noted in CornerStone's Current Report on Form 8-K dated September 11, 2002, filed with the Securities and Exchange Commission on September 12, 2002, CornerStone's preliminary evaluation of the impact of its adoption of SFAS No. 142 indicates that CornerStone is likely to have a material write-off of its goodwill and intangibles during such period. A provision for loss on discontinued operations as of September 30, 2002 has been recorded based on our best estimates as of September 30, 2002 of the amounts expected to be realized on the disposition of its investment in CornerStone. The amount the Corporation will ultimately realize could differ from the assumptions currently used in arriving at this anticipated loss.

(5)    Supplemental Guarantor Financial Information

        The $65 million of 8.45% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS) of Montana Power Capital I, which were assumed as part of the Montana Power acquisition, have been guaranteed by the Corporation. As guarantor, we provide an unconditional guarantee, on an unsecured junior subordinated basis, of payment on these securities. NorthWestern Energy LLC is in the process of transferring substantially all of its assets and liabilities to the Corporation, including all of the NorthWestern Energy LLC QUIPS obligations. Upon completion of these transfers, anticipated by the end of 2002, the Corporation will no longer be required to include the following information in the footnotes to its financial statements. The following presents condensed consolidating financial statements as of September 30, 2002 and for the three and nine months then ended.

Income Statement Consolidating Schedule
Three Months Ended September 30, 2002
(in thousands)

	Parent and Consolidated Subsidiaries	NorthWestern Energy LLC	Eliminations	Total
Operating Revenues	$347,749	$153,652	$—	$501,401
Cost of Sales	202,944	54,331	—	257,275

Gross Margin	144,805	99,321	—	244,126
Selling, general, & administrative	133,310	55,175	—	188,485
Depreciation	11,987	12,362	—	24,349
Amortization of intangibles	7,981	—	—	7,981

Operating income (loss)	(8,473)	31,784	—	23,311
Interest expense	(13,023)	(22,062)	—	(35,085)
Investment income and other	122	860	—	982

Income before taxes and minority interests	(21,374)	10,582	—	(10,792)
Benefit (provision) for taxes	14,332	(2,965)	—	11,367
Income (loss) before minority interests	(7,042)	7,617	—	575
Minority interests	—	—	—	—

Income (loss) from continuing operations	(7,042)	7,617	—	575
Discontinued operations, net of taxes and minority interests	(55,937)	—	—	(55,937)
Net income (loss)	(62,979)	7,617	—	(55,362)
Minority interest on preferred securities of subsidiary trusts	(6,099)	(1,375)	—	(7,474)
Dividends on cumulative preferred stock	(295)	—	—	(295)

Earnings (loss) on common stock	$(69,373)	$6,242	$—	$(63,131)

Income Statement Consolidating Schedule
Nine Months Ended September 30, 2002
(in thousands)

	Parent and Consolidated Subsidiaries	NorthWestern Energy LLC	Eliminations	Total
Operating Revenues	$1,052,075	$400,216	$—	$1,452,291
Cost of Sales	644,237	137,471	—	781,708

Gross Margin	407,838	262,745	—	670,583
Selling, general, & administrative	379,962	147,081	—	527,043
Depreciation	37,171	33,386	—	70,557
Amortization of intangibles	21,911	—	—	21,911

Operating income (loss)	(31,206)	82,278	—	51,072
Interest expense	(38,996)	(55,197)	—	(94,193)
Investment income and other	(2,803)	1,982	—	(821)

Income (loss) before taxes and minority interests	(73,005)	29,063	—	(43,942)
Benefit (provision) for taxes	39,303	(11,189)	—	28,114
Income (loss) before minority interests	(33,702)	17,874	—	(15,828)
Minority interests	14,914	—	—	14,914

Income (loss) from continuing operations	(18,788)	17,874	—	(914)
Discontinued operations, net of taxes and minority interests	(101,023)	—	—	(101,023)

Income (loss) before extraordinary item	(119,811)	17,874	—	(101,937)
Extraordinary item, net of tax $7,241	(13,447)	—	—	(13,447)

Net income (loss)	(133,258)	17,874	—	(115,384)
Minority interest on preferred securities of subsidiary trusts	(17,509)	(3,664)	—	(21,173)
Dividends on cumulative preferred stock	(391)	—	—	(391)

Earnings (loss) on common stock	$(151,158)	$14,210	$—	$(136,948)

Balance Sheet Consolidating Schedules
September 30, 2002
(in thousands)

	Parent and Consolidated Subsidiaries	NorthWestern Energy LLC	Eliminations	Total
Assets
Cash	$44,960	$30,254	$—	$75,214
Accounts receivable, net	241,585	50,544	—	291,929
Accounts receivable, related	(40,797)	40,797	—	—
Inventories	73,060	19,876	—	92,936
Other	68,092	12,931	—	81,023
Current assets of discontinued operations	86,846	—	—	86,846

Total current assets	473,546	154,402	—	627,948

Property, plant and equipment, net	499,004	890,404	—	1,389,408
Goodwill and other intangibles assets, net	648,454	400,095	—	1,048,549
Other:
Investments	56,552	26,705	—	83,257
Investments, related	590,351	—	(590,351)	—
Other	89,054	106,709	—	195,763
Noncurrent assets of discontinued operations	643,177	—	—	643,177

Total assets	$3,000,138	$1,578,315	$(590,351)	$3,988,102

Liabilities and Shareholders' Equity
Current maturities of long-term debt	$6,431	$18,933	$—	$25,364
Current maturities of long-term debt, nonrecourse	6,133	—	—	6,133
Short-term debt, nonrecourse	67,589	—	—	67,589
Accounts payable	56,251	24,176	—	80,427
Accrued expenses	245,081	150,460	—	395,541
Current liabilities of discontinued operations	598,595	—	—	598,595

Total current liabilities	980,080	193,569	—	1,173,649

Long-term debt	1,185,523	423,596	—	1,609,119
Long-term debt of subsidiaries, nonrecourse	56,670	—	—	56,670
Other noncurrent liabilities	83,069	307,218	—	390,287
Noncurrent liabilities & minority interests of discontinued operations	139,239	—	—	139,239

Total liabilities	2,444,581	924,383	—	3,368,964

Minority interests	10,333	—	—	10,333
Preferred stock, 4 1/2% series	—	—	—	—
Redeemable preferred stock, 6 1/2% series	—	—	—	—
Corporation obligated mandatorily redeemable preferred securities of subsidiary trusts	305,250	65,000	—	370,250

	305,250	65,000	—	370,250

Shareholders' equity:
Common stock	47,942	—	—	47,942
Paid-in capital	240,936	—	—	240,936
Treasury stock	(3,451)	—	—	(3,451)
Retained earnings	(50,733)	590,351	(590,351)	(50,733)
Accumulated other comprehensive income (loss)	5,280	(1,419)	—	3,861

Total shareholders' equity	239,974	588,932	(590,351)	238,555

Total liabilities and shareholders' equity	$3,000,138	$1,578,315	$(590,351)	$3,988,102

Cash Flow Statement Consolidating Schedule
Nine Months Ended September 30, 2002
(in thousands)

	Parent and Consolidated Subsidiaries	NorthWestern Energy LLC	Eliminations	Total
Operating Activities
Net income (loss)	$(129,594)	$14,210	$—	$(115,384)
Items not affecting cash:
Depreciation and amortization	59,082	33,386	—	92,468
Loss on discontinued operations	101,023	—	—	101,023
Extraordinary item, net of taxes	13,447	—	—	13,447
Deferred income taxes	(22,244)	13,272	—	(8,972)
Minority interests in net losses of consolidated subsidiaries	(14,914)	—	—	(14,914)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	25,757	27,162	—	52,919
Inventories	6,156	(2,089)	—	4,067
Other current assets	4,088	12,984	—	17,072
Accounts payable	(76,831)	11,215	—	(65,616)
Accrued expenses	39,938	(33,664)	—	6,274
Other, net	31,072	(12,362)	—	18,710
Change in net assets of discontinued operations	(51,713)	—	—	(51,713)

Cash flows provided by (used in) operating activities	(14,733)	64,114	—	49,381

Investment Activities:
Property, plant and equipment additions	(9,069)	(23,154)	—	(32,223)
Proceeds from sale of assets	22,482	—	—	22,482
Sale (purchase) of noncurrent investments and assets, net	(849)	121	—	(728)
Acquisitions and growth expenditures, net of cash received	(673,493)	88,079	—	(585,414)

Cash flows provided by (used in) investing activities	(660,929)	65,046	—	(595,883)

Financing Activities:
Dividends on common and preferred stock	(26,206)	—	—	(26,206)
Minority interest on preferred securities of subsidiary trusts	(17,054)	(4,119)	—	(21,173)
Advances from (to) related parties	91,394	(91,394)	—	—
Redemption of preferred stock	(3,750)	—	—	(3,750)
Issuance of long-term debt	719,118	—	—	719,118
Issuance of preferred securities of subsidiary trusts	117,750	—	—	117,750
Repayment of long-term debt	(155,294)	(3,393)	—	(158,687)
Line of credit (repayments) borrowings, net	99,000	—	—	99,000
Financing costs	(35,266)	—	—	(35,266)
Subsidiary repurchase of minority interests	(16,499)	—	—	(16,499)
Line of credit repayments of subsidiaries, net	(12,863)	—	—	(12,863)
Issuance of subsidiary debt	20,179	—	—	20,179
Repayment of nonrecourse subsidiary debt	(121,943)	—	—	(121,943)
Proceeds from termination of hedge	24,898	—	—	24,898

Cash flows provided by (used in) financing activities	683,464	(98,906)	—	584,558

Increase in Cash and Cash Equivalents	7,802	30,254	—	38,056
Cash and cash equivalents, beginning of period	37,158	—	—	37,158

Cash and cash equivalents, end of period	$44,960	$30,254	$—	$75,214

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

(7)    Sale-leaseback Transactions

        In May and June 2002, Blue Dot, under sale-leaseback agreements, sold certain vehicles with a net book value of $16.7 million for $22.2 million cash. The gross gain of $6.3 million is being amortized over the expected lease terms while the gross loss of $0.8 million was recognized during the period in which the sale occurred. At September 30, 2002, the unamortized portion of the deferred gain of $5.4 million, which will be amortized beyond one year, was included in other noncurrent liabilities. In August and September 2002, Expanets, under sale-leaseback agreements, sold certain vehicles with a net book value of $0.3 million for $0.8 million cash. The gain of $0.5 million is being amortized over the expected lease terms. At September 30, 2002, the unamortized portion of the deferred gain which will be amortized beyond one year is included in other noncurrent liabilities.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net Income (Loss)	$(55,362)	$10,272	$(115,384)	$39,441
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments	944	(1,345)	1,334	(1,600)
Gain on termination of hedge	—	—	5,121	—
Amortization of hedge gain	(176)	—	(385)	—
Foreign currency translation	(52)	(45)	2	(45)
Minimum pension liability	(1,424)	—	(1,424)	—

Comprehensive Income (Loss)	$(56,070)	$8,882	$(110,736)	$37,796

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

	Three Months Ended September 30, 2002
	Total Parent Company
	Total Electric and Natural Gas	All Other	Total Parent Company	Communications	HVAC	Total
Operating Revenues	$181,551	$11,662	$193,213	$176,263	$131,925	$501,401
Cost of Sales	67,616	3,071	70,689	101,725	84,861	257,275

Gross Margin	113,935	8,589	122,524	74,538	47,064	244,126
Selling, general, & administrative	62,019	12,112	74,131	71,223	43,131	188,485
Depreciation	15,729	1,211	16,940	6,017	1,392	24,349
Amortization of intangibles	—	1	1	7,920	60	7,981

Operating income (loss)	36,187	(4,735)	31,452	(10,622)	2,481	23,311
Interest expense	(22,473)	(4,390)	(26,863)	(8,113)	(109)	(35,085)
Investment income and other	962	83	1,045	(111)	48	982

Income (loss) before taxes and minority interests	14,676	(9,042)	5,634	(18,846)	2,420	(10,792)
Benefit (provision) for taxes	4,429	(6,428)	(1,999)	14,167	(801)	11,367

Income (loss) before minority interests	$19,105	$(15,470)	$3,635	$(4,679)	$1,619	$575

Total Assets	$1,773,678	$323,163	$2,096,841	$746,696	$414,542	$3,258,079
Maintenance Capital Expenditures	$15,631	$—	$15,631	$497	$707	$16,835

Growth Capital Expenditures	$5,567	$3,829	$9,396	$1,678	$—	$11,074

	Three Months Ended September 30, 2001
	Total Parent Company
	Total Electric and Natural Gas	All Other	Total Parent Company	Communications	HVAC	Total
Operating Revenues	$38,806	$4,205	$43,011	$244,442	$111,252	$398,705
Cost of Sales	15,264	2,733	17,997	143,325	71,786	233,108
Gross Margin	23,542	1,472	25,014	101,117	39,466	165,597

Selling, general, & administrative	8,876	3,784	12,660	107,250	36,243	156,153
Depreciation	4,105	478	4,583	3,352	2,415	10,350
Amortization of intangibles	—	66	66	9,288	1,874	11,228

Operating income (loss)	10,561	(2,856)	7,705	(18,773)	(1,066)	(12,134)

Interest expense	(2,236)	(4,053)	(6,289)	(4,420)	(888)	(11,597)
Investment income and other	62	1,030	1,092	129	53	1,274

Income (loss) before taxes and minority interests	8,387	(5,879)	2,508	(23,064)	(1,901)	(22,457)
Benefit (provision) for taxes	(2,794	4,025	1,231	—	(9)	1,222

Income (loss) before minority interests	$5,593	$(1,854)	$3,739	$(23,064)	$(1,910)	$(21,235)

Total Assets	$344,663	$166,189	$510,852	$802,252	$378,318	$1,691,422

Maintenance Capital Expenditures	$3,417	$987	$4,237	$6,631	$1,755	$12,623

Growth Capital Expenditures	$202	$17	$219	$16,638	$—	$16,857

	Three Months Ended September 30
	2002		2001
	Electric	Natural Gas	Electric	Natural Gas
Operating Revenues	$152,854	$28,697	$26,058	$12,748
Cost of Sales	55,591	12,025	6,458	8,806
Gross Margin	97,263	16,672	16,944	3,942
Selling, general & administrative	46,734	15,285	14,117	3,429
Depreciation	14,281	1,448	3,221	884

Operating Income	$36,248	$(61)	$10,932	$(371)

	Nine Months Ended September 30, 2002
	Total Parent Company
	Total Electric and Natural Gas	All Other	Total Parent Company	Communications	HVAC	Total
Operating Revenues	$528,732	$32,471	$561,203	$546,905	$344,183	$1,452,291
Cost of Sales	213,739	11,931	225,670	336,502	219,536	781,708

Gross Margin	314,993	20,540	335,533	210,403	124,647	670,583
Selling, general, & administrative	163,038	27,226	190,264	218,059	118,720	527,043
Depreciation	44,526	2,645	47,171	17,586	5,800	70,557
Amortization of intangibles	—	19	19	21,606	286	21,911

Operating income (loss)	107,429	(9,350)	98,079	(46,848)	(159)	51,072
Interest expense	(59,747)	(12,105)	(71,852)	(22,098)	(243)	(94,193)
Investment income and other	2,087	(3,008)	(921)	15	85	(821)

Income (loss) before taxes and minority interests	49,769	(24,463)	25,306	(68,931)	(317)	(43,942)
Benefit (provision) for taxes	(8,164)	4,426	(3,738)	30,977	115	28,114

Income (loss) before minority interests	$41,605	$(20,037)	$21,568	$(37,194)	$(202)	$(15,828)

Total Assets	$1,773,678	$323,163	$2,096,841	$746,696	$414,542	$3,258,079

Maintenance Capital Expenditures	$26,611	$204	$26,815	$1,732	$3,676	$32,223

Growth Capital Expenditures	$16,647	$5,474	$22,121	$13,337	$—	$35,458

	Nine Months Ended September 30, 2001
	Total Parent Company
	Total Electric and Natural Gas	All Other	Total Parent Company	Communications	HVAC	Total
Operating Revenues	$204,190	$11,891	$216,081	$814,506	$322,556	$1,353,143
Cost of Sales	116,484	7,707	124,191	516,257	203,116	843,564

Gross Margin	87,706	4,184	91,890	298,249	119,440	509,579
Selling, general, & administrative	33,719	14,669	48,388	344,110	107,196	499,694
Depreciation	12,236	1,407	13,643	8,558	6,876	29,077
Amortization of intangibles	—	206	206	27,697	5,376	33,279

Operating income (loss)	41,751	(12,098)	29,653	(82,116)	(8)	(52,471)
Interest expense	(6,593)	(15,171)	(21,764)	(10,514)	(3,401)	(35,679)
Investment income and other	228	3,281	3,509	430	188	4,127

Income (loss) before taxes and minority interests	35,386	(23,988)	11,398	(92,200)	(3,221)	(84,023)
Benefit (provision) for taxes	(12,017)	8,559	(3,458)	17,461	(888)	13,115

Income (loss) before minority interests	$23,369	$(15,429)	$7,940	$(74,739)	$(4,109)	$(70,908)

Total Assets	$344,663	$166,189	$510,852	$802,252	$378,318	$1,691,422

Maintenance Capital Expenditures	$9,378	$1,065	$10,443	$16,246	$6,420	$33,109

Growth Capital Expenditures	$1,386	$625	$2,011	$38,686	$508	$41,205

	Nine Months Ended September 30
	2002		2001
	Electric	Natural Gas	Electric	Natural Gas
Operating Revenues	$368,585	$160,147	$85,588	$118,602
Cost of Sales	126,751	86,988	17,243	99,241

Gross Margin	241,834	73,159	68,345	19,361
Selling, general & administrative	122,326	40,712	22,351	11,368
Depreciation	39,258	5,268	9,645	2,591

Operating Income	$80,250	$27,179	$36,349	$5,402

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

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Other	$236,444	$(79,287)	$157,157
Unamortized intangible assets:
Goodwill	791,237	(31,558)	822,795
Other, primarily Dealer Agreements	72,446	(3,849)	68,597

Total Intangible Assets	$1,100,127	$(114,694)	$1,048,549

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

        The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

	Communications	HVAC	Electric and Natural Gas	All Other	Total
Balance as of December 31, 2001	$141,908	$259,443	$—	$4,383	$405,734
Goodwill acquired	80	9,418	400,095	7,468	417,061

Balance as of September 30, 2002	$141,988	$268,861	$400,095	$11,851	$822,795

        The following tables present a reconciliation of net income and earnings per share as reported net of taxes and minority interest, to adjusted amounts which included the impact of the adoption of SFAS 142 for all periods presented.

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Reported earnings (losses) on common stock	$(63,131)	$8,574	$(136,948)	$34,347
Add: Goodwill amortization, net of taxes and minority interests	—	1,418	—	3,452

Adjusted earnings (losses)	$(63,131)	$9,992	$(136,948)	$37,799

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Basic earnings (losses) per share	$(2.30)	$0.36	$(5.00)	$1.45
Add: Goodwill amortization, net of taxes and minority interests	—	0.06	—	0.15

Adjusted basic earnings (losses) per share	$(2.30)	$0.42	$(5.00)	$1.60

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Diluted earnings (losses) per share	$(2.30)	$0.36	$(5.00)	$1.44
Add: Goodwill amortization, net of taxes and minority interests	—	0.06	—	0.15

Diluted earnings (losses) per share	$(2.30)	$0.42	$(5.00)	$1.59

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

	Three Months Ended September		Nine Months Ended September
	2002	2001	2002	2001
Average Common Shares Outstanding For Basic Computation	27,396,762	23,706,209	27,396,762	23,603,791
Dilutive Effect of:
Stock Options	—	8,817	—	43,277
Stock Warrants	—	—	—	68,984
Average Common Shares Outstanding For Diluted Computation	27,396,762	23,715,026	27,396,762	23,716,052

        Certain outstanding antidilutive options and warrants have been excluded from the earnings per share calculation. These options and warrants total 2,659,981 and 1,199,128 for the quarters ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, these options and warrants total 2,659,981 and 495,331, respectively.

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

        Under the terms of the acquisition of NorthWestern Energy LLC, the Corporation assumed the first $50 million of NorthWestern Energy LLC's pre-closing environmental liabilities, including these retained environmental liabilities. Touch America Holdings, Inc. assumed the next $25 million in costs. The Corporation and Touch America Holdings, Inc. agreed to equally split costs that fall between $75 and $150 million. If Touch America Holdings, Inc. is unable to satisfy indemnification obligations to the Corporation with respect to any such environmental liabilities, the Corporation may be required to pay costs in excess of its allocated share described in the foregoing sentence, and, depending upon the amount of such additional costs, the Corporation's financial condition may be adversely affected. Touch America Holdings, Inc.'s ability to satisfy its indemnity obligations depends on a number of factors, including its financial condition, over which the Corporation does not have control.

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

        Environmental laws and regulations require the Corporation to incur certain costs, which could be substantial, to operate existing facilities, construct and operate new facilities and mitigate or remove the effect of past operations on the environment. Governmental regulations establishing environmental protection standards are continually evolving, and, therefore, the character, scope, cost and availability of the measures the Corporation may be required to take to ensure compliance with evolving laws or regulations cannot be accurately predicted. However, the Corporation believes that an appropriate amount of costs have been accrued and potential costs related to such environmental regulation and cleanup requirements are timely estimated and recorded. The Corporation has an overall environmental reserve of approximately $36.5 million as of September 30, 2002. To the extent the Corporation's environmental liabilities are greater than this reserve or the Corporation is unsuccessful in recovering anticipated insurance proceeds under the relevant policies, its results of operations and financial condition could be adversely affected.

(15)    Commitments

        The Corporation has provided guarantees for various credit facilities of majority owned subsidiaries, totaling $92.4 million. At September 30, 2002, $78.6 million outstanding under these facilities was subject to guaranty by the Corporation.

(16)    Subsequent Events

        On October 8, 2002 the Corporation issued ten million shares of common stock at $8.75 per share. The Corporation received approximately $81.0 million in net proceeds from the offering, which the Corporation used to reduce short-term debt.

        On October 22, 2002 the Corporation completed an offer to exchange $250.0 million aggregate principal amount of its 7/8% senior notes due 2007 and $470.0 million aggregate principal amount of its 8 3/4% senior notes due 2012, which are registered under the Securities Act of 1933, as amended, for an equal amount of outstanding 7/8% senior notes due 2007 and 8 3/4% senior notes due 2012, which were not registered under the Securities Act of 1933, as amended.

(17)    Restatement of Financial Statements

        On April 1, 2003, we announced that we expected to restate our unaudited consolidated financial statements for the fiscal quarters ended March 31, 2002, June 30, 2002, and September 30, 2002. We have restated these unaudited quarterly financial statements principally to reflect the quarterly impact of certain adjustments, and to include additional disclosures in the appropriate period related to the following:

  •
  increases in billing adjustments that reduced revenues, increases in accounts receivable reserves and writeoffs resulting from significant deficiencies in the EXPERT billing and collection systems in 2002 of Expanets, Inc., or Expanets, one of our subsidiaries, and data migration issues from Avaya, Inc., Expanets primary vendor for products, maintenance and technical support services sold to Expanet's customers, and data migration scripting performed by Expanets;

  •
  inadequate information to support recording certain revenues on a percentage of completion basis, thereby requiring the utilization of the completed contract revenue recognition methodology for such revenues and cost recognition; and

  •
  the timing, amount and disclosure of adjustments to certain accruals.

        In connection with the restatement of our prior unaudited quarterly reported results for the reasons stated above, we also included the quarterly impacts to reflect the application of the appropriate purchase price allocation methodology for our February 2002 acquisition of the electric and natural gas transmission and distribution business of The Montana Power Company, the reversal of losses previously allocated to minority shareholders of our subsidiary Blue Dot Services Inc., or Blue Dot, a result of the appropriate purchase accounting for acquisitions made in 2002 and the quarterly impact of certain other adjustments.

        Management has determined that revenues and accounts receivable were misstated due to complications experienced at our subsidiary, Expanets, Inc., or Expanets. Expanets experienced numerous complications with its new EXPERT system, particularly with billings and collections. Expanets took several steps to manage the system complications, however, it continued to experience billing complications throughout 2002, including an inability to produce bills in a timely manner with correct billing information, and an inability to produce reliable accounts receivable or collection information. In particular, Expanets identified certain maintenance billing issues that required reversal of previously recorded maintenance revenue. Additionally, management determined that additional adjustments were required to increase the allowance for uncollectible accounts. Adjustments impacting the three and nine months ended September 30, 2002 have been reflected in the restated financial statements included in this Amendment No. 2.

        During our 2002 year-end closing process, it was determined that we were unable to provide adequate information to support recording certain revenues on a percentage of completion basis, and therefore, required adjustments to record projects on the completed contract revenue recognition methodology that was in place prior to 2002. Adjustments impacting the three and nine months ended September 30, 2002 have been reflected in the restated financial statements included in this Amendment No. 2.

        As discussed in the section entitled Electric and Natural Gas—Purchase Accounting Adjustments below, we have restated prior financial statements for the appropriate purchase price allocation methodology for our Montana utility operations. Adjustments impacting the three and nine months ended September 30, 2002 have been reflected in the restated financial statements included in this Amendment No. 2 as if the purchase price allocation had been completed during the first quarter of 2002.

        In addition, Expanets reduced cost of sales and selling, general, and administrative expenses that should have been recorded previously. These accruals related to vendor rebates, vendor settlements, bonus accruals and other items. Certain of these accruals should have been reduced during the first and second quarters of 2002. Such amounts that were appropriately recorded during the third quarter, based on circumstances occurring during the third quarter, have been described in the Management's

Discussion and Analysis of Financial Condition and Results of Operations in each of the respective 2002 Amended Quarterly Reports under the caption "Communication Segment Operations".

        There were also various other adjusting entries recorded during the fourth quarter of 2002 that have been reflected in the restated financial statements included in this Amendment No. 2 to the extent they should have been recorded during the three and nine month periods ended September 30, 2002. Such adjustments related to employee benefits, debt issuance costs, and other accrued expenses.

        The following table sets forth a summary of the significant effects of the restatement adjustment on a segment by segment basis, showing previously reported and restated amounts as of and for the three and nine month periods ended September 30, 2002 (amounts in thousands except per share amounts):

	Restatement Adjustments by Segment
	As Previously Reported	Communications /Expanets	Electric and Natural Gas	HVAC/Blue Dot	All Other	As Restated
	(unaudited)
Three Months Ended September 30, 2002
Operating revenues	$509,300	(7,020)	(879)	—	—	$501,401
Cost of sales	260,696	(517)	(3,273)	369	—	257,275
Selling, general and administrative	170,950	12,799	3,385	—	1,351	188,485
Depreciation	24,124	—	225	—	—	24,349
Interest expense	(34,715)	—	(370)	—	—	(35,085)
Income taxes	2,804	7,431	611	142	379	11,367
Income (loss) from Continuing Operations	14,620	(11,871)	(975)	(227)	(972)	575
Net Income (loss)	(41,317)	(11,871)	(975)	(227)	(972)	(55,362)
Earnings (loss) on Common Stock	(49,086)	(11,871)	(975)	(227)	(972)	(63,131)
Earnings (Loss) Per Average Common Share
Continuing operations	$0.25					$(0.26)
Discontinued operations	(2.04)					(2.04)
Extraordinary item	—					—

Basic	$(1.79)					$(2.30)

Continuing operations	$0.25					$(0.26)
Discontinued operations	(2.04)					(2.04)
Extraordinary item	—					—

Basic	$(1.79)					$(2.30)

Nine Months Ended September 30, 2002
Operating revenues	$1,505,065	(48,558)	(2,344)	—	(1,872)	$1,452,291
Cost of sales	792,127	(7,155)	(3,273)	1,104	(1,095)	781,708
Selling, general and administrative	491,931	22,415	9,247	619	2,831	527,043
Depreciation	70,083	—	474	—	—	70,557
Interest expense	(87,464)	—	(5,337)	—	(1,392)	(94,193)
Income taxes	(4,273)	24,571	5,440	663	1,713	28,114
Minority interests in Net Loss of consolidated subsidiaries	23,014	—	—	(8,100)	—	14,914
Income (loss) from Continuing Operations	(59,469)	(39,247)	(8,689)	(9,160)	(3,287)	(914)
Net Income (loss)	(55,001)	(39,247)	(8,689)	(9,160)	(3,287)	(115,384)
Earnings (Loss) on Common Stock	(76,565)	(39,247)	(8,689)	(9,160)	(3,287)	(136,948)
Earnings (Loss) Per Average Common Share
Continuing operations	$1.38					$(0.82)
Discontinued operations	(3.69)					(3.69)
Extraordinary item	(0.49)					(0.49)

Basic	$(2.80)					$(5.00)

Continuing operations	$1.38					$(0.82)
Discontinued operations	(3.69)					(3.69)
Extraordinary item	(0.49)					(0.49)

Basic	$(2.80)					$(5.00)

	As previously reported	Adjustments	As restated
Balance sheet accounts as of September 30, 2002
Accounts receivable, net	$359,002	$(67,073)	$291,929

Inventories	85,791	7,145	92,936

Property, plant and equipment, net	1,798,334	(408,926)	1,389,408

Goodwill and other intangible assets, net	656,554	391,995	1,048,549

Other noncurrent assets	82,461	(1,393)	81,068

Accrued expenses	415,750	(20,209)	395,541

Other noncurrent liabilities	387,947	2,340	390,287

Retained earnings (deficit)	9,650	(60,383)	(50,733)

        The following is a description of the restatement adjustment categories presented in the tables above.

COMMUNICATIONS—EXPANETS

        Billing Adjustment—Reducing Revenues.    We have recorded a decrease in revenues for the three and nine months ended September 30, 2002, of $5.4 million and $33.8 million, respectively, to reflect the impact of estimated billing adjustments that should have been previously recorded in these periods. Accounts receivable, net was decreased by the same amount.

        Accounts Receivable Reserves.    We have recorded an increase in selling, general and administrative expenses for the three and nine months ended September 30, 2002, of $6.3 million and $16.3 million, respectively, to recognize estimated additional bad debt expense for such periods. Accounts receivable, net was decreased by the same amount.

        Contract Accounting.    We have recorded a decrease in revenues and cost of sales for the three months ended September 30, 2002, of $1.6 million and $0.5 million, respectively. We have recorded a decrease in revenues and cost of sales for the nine months ended September 30, 2002, of $14.8 million and $7.2 million, respectively. The decreases in each case reflect the application of the completed contract method of accounting, which was used prior to 2002 for projects accounted for in the EXPERT system, rather than the percentage of completion method that was initially used in 2002. Expanets determined during our year-end closing process that we were unable to provide adequate information to support recording project revenues on a percentage-of-completion basis.

        EXPERT Cost Capitalization.    We have recorded an increase in selling, general and administrative expenses for the three and nine months ended September 30, 2002, of $2.6 million and $5.8 million, respectively, to reflect expenses associated with the EXPERT system that were originally capitalized during the second and third quarters of 2002. We determined that these costs should have been expensed in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

        Reductions in Accruals.    We have recorded an increase in selling, general and administrative expenses for the three months ended September 30, 2002, of $3.8 million, to reflect the reversal of adjustments to accruals related to vendor settlements, bonus accruals and other items that were made in the third quarter. These adjustments should have been reported in the first and second quarters of 2002 based on information available to management during those quarters. For the nine months ended September 30, 2002, previously reported selling, general and administrative expenses were not impacted by these adjustments.

ELECTRIC AND NATURAL GAS

        Purchase accounting adjustments.    In connection with the appropriate purchase accounting for the February 2002 acquisition of the electric and natural gas transmission and distribution assets of The Montana Power Company, we determined, based on certain regulatory considerations, the property, plant and equipment should have been recorded at historical book value less other adjustments which reduce these assets to amounts included in utility rate base. Further, we adjusted to fair value various other assets and liabilities, such as pension and other post-retirement benefit obligations, the qualifying facilities liability and regulatory assets and liabilities. As a result, we increased goodwill by $400 million, and decreased property, plant and equipment by $398 million. During the second quarter of 2002, we had preliminarily recorded the property, plant and equipment at appraised value and no portion was allocated to goodwill. The financial statements in this Amendment No. 2 have been restated to reflect application of the appropriate purchase price allocation methodology for each of the first three quarterly periods in 2002. The following summarizes the impact of these adjustments for the periods ended September 30:

	Increase (Decrease) in millions
	Three months	Nine months
Revenues	$(0.9)	$(2.4)
Cost of sales	(3.3)	(3.3)
Selling, general and administrative expenses	(0.1)	(0.2)
Depreciation expense	0.2	0.4
Interest expense	0.4	5.3

        Capitalized Overhead.    We have recorded an increase in selling, general and administrative expenses related to our Montana utility operations for the three and nine months ended September 30, 2002, of $2.0 million and $4.9 million, respectively, to reflect the application of the capitalization policy previously approved for our Montana utility operations by the Montana Public Service Commission, or the MPSC. During 2002, we recorded selling, general and administrative expenses for all our utility operations, including our Montana utility operations that were acquired in February 2002, under a historical uniform capitalization policy that differed from the policy utilized by the former owner of our Montana utility operations. We subsequently determined, however, that we must continue certain predecessor policies for accounting for the Montana utility operations and that changes in the capitalization policy are subject to review by the MPSC, consistent with normal rate making procedures. We will continue to apply the MPSC approved policy for our Montana utility operation in future financial statements.

        Employee benefit plan accrual.    We have recorded an increase in selling, general and administrative expenses for the three and nine months ended September 30, 2002, of $1.5 million and $4.6 million, respectively. We recorded an adjustment to increase our liability related to an employee benefit plan based on an actuarial review obtained during our year-end closing process.

HVAC—BLUE DOT

        Adjusting entries.    We have recorded an increase in cost of sales for the three and nine months ended September 30, 2002, of $0.3 million and $1.1 million, respectively, to reflect adjustments that should have been recorded in these periods. We have recorded an increase in selling, general and administrative expenses for the nine months ended September 30, 2002, of $0.6 million to reflect previously unrecorded vehicle expenses. For the three months ended September 30, 2002, previously reported selling, general and administrative expenses were not affected.

        Purchase Accounting Adjustments.    During the second and third quarters of 2002, Blue Dot completed five acquisitions. The initial recording of the acquisitions consummated during the second quarter of 2002 included a preliminarily assigned value of $8.1 million to the common stock issued to the former owners. Losses had previously been allocated against the minority interest basis based on the assigned value of the common stock. During our year-end closing process, we determined that no value should have been assigned to the common stock issued in connection with the 2002 second quarter acquisitions. The financial statements included in this Amendment No. 2 have been restated as if no value was assigned to the common stock upon issuance, which reduces losses allocated to minority interest shareholders by $8.1 million for the nine months ended September 30, 2002.

ALL OTHER

        Adjusting entries.    During our year-end closing process we identified adjustments which should have been recorded in the three and nine months ended September 30, 2002, for revenues and cost of sales related to certain contracts, write-offs of issue costs and selling, general and administrative expenses relating to various miscellaneous items. We have recorded a decrease in revenues and cost of sales for the nine months ended September 30, 2002, of $1.9 million and $1.1 million, respectively. We have recorded an increase in selling, general and administrative expenses for the three months ended September 30, 2002, of $1.0 million due to these adjustments. We have also recorded an increase in selling, general and administrative expenses and interest expense for the nine months ended September 30, 2002, of $2.8 million and $1.4 million, respectively, due to these adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

        As described in the Explanatory Note and in Note 17 of the Notes to the Consolidated Financial Statements, the results of operations for the three and nine month periods ended September 30, 2002 have been restated from the amounts previously reported. Management's Discussion and Analysis of Financial Condition and Results of Operations provided herein are based on the restated amounts reflected in this amended 10-Q/A for the period ended September 30, 2002.

        Unless the context requires otherwise, references to "we," "us," "our" and "NorthWestern" refer specifically to NorthWestern Corporation and its subsidiaries and references to "NorthWestern Energy LLC" refers to NorthWestern Energy, L.L.C., our wholly-owned subsidiary, which was formerly known as The Montana Power, L.L.C.

        We are a service and solutions company providing integrated energy, communications, heating, ventilation, air conditioning, plumbing and related services and solutions to residential and business customers throughout North America. We own and operate one of the largest regional electric and natural gas utilities in the upper Midwest of the United States. We distribute electricity in South Dakota and natural gas in South Dakota and Nebraska through our energy division, NorthWestern Energy, formerly NorthWestern Public Service, and electricity and natural gas in Montana through our wholly-owned subsidiary, NorthWestern Energy, L.L.C. (formerly The Montana Power, L.L.C.), hereafter referred to as NorthWestern Energy LLC. We are operating under the common brand "NorthWestern Energy" in all our service territories. On February 15, 2002, we completed the acquisition of the electric and natural gas transmission and distribution businesses of The Montana Power Company for $478 million in cash and the assumption of $511.1 million in existing debt and preferred stock, net of cash received. We transferred substantially all of the assets and liabilities of NorthWestern Energy LLC to NorthWestern Corporation on November 20, 2002 and operate its business as part of our NorthWestern Energy division. We believe the acquisition creates greater regional scale allowing us to more fully realize the value of our existing energy assets and provides a strong platform for future growth.

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

        Recently, CornerStone's board of directors approved amendments to the partnership's agreements, and we contributed to CornerStone our economic interests in the partnership thereby relinquishing our remaining equity interest in the partnership. As a result of these actions, we are no longer required to consolidate CornerStone for financial reporting purposes after November 1, 2002. A provision for loss on discontinued operations as of September 30, 2002 has been included based on our best estimates of the amounts to be realized on the disposition of our investment. The amount we will ultimately realize could differ from the assumptions used in arriving at the anticipated loss.

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

CONSOLIDATED EARNINGS (LOSSES) and DIVIDENDS

        Consolidated losses were $63.1 million in the third quarter of 2002, compared to consolidated earnings of $8.6 million in the third quarter of 2001. The decline in earnings is a result of $52.1 million of additional losses associated with CornerStone in the third quarter of 2002 compared to the third quarter of 2001 (see Note 4, Discontinued Operations, to the consolidated financial statements for further discussion regarding CornerStone), an $18.0 million decrease in earnings at Expanets, $16.3 million in additional losses in our All Other operations, which includes $6.1 million in increased distributions on trust preferred securities of our subsidiary trusts and on our preferred securities. These amounts were offset partially by $13.5 million of additional earnings within the electric and natural gas operations. Earnings from continuing operations decreased $13.5 million from $14.1 million in the third quarter of 2001 compared to $0.6 million for the third quarter of 2002. This was due principally to losses at Expanets and All Other operations offset partially by the addition of NorthWestern Energy LLC's Montana operations and the $5.8 million recognition of a change in tax valuation allowance. For the nine months ended September 30, 2002, consolidated losses were $136.9 million, a decline of $171.3 million, or 498.7%, from consolidated earnings of $34.3 million for the nine months ended September 30, 2001. The decline was a result of a $101.0 million charge for discontinued operations relating to our planned divestiture of our interest in CornerStone for the nine months ended September 30, 2002, $61.6 million of losses at Expanets and an extraordinary loss of $13.4 million related to debt costs associated with the early extinguishment of debt.

CONSOLIDATED OPERATIONS

        Consolidated operating revenues were $501.4 million in the third quarter of 2002, an increase of $102.7 million, or 25.8%, from $398.7 million in the third quarter of 2001. The increase in consolidated revenues was primarily due to an increase in revenues from the electric and natural gas operations of $142.7 million as a result of the inclusion of NorthWestern Energy LLC's Montana operations and a $7.5 million increase in revenues from our All Other operations as a result of the addition of certain non- utility operations acquired with NorthWestern Energy LLC's Montana operations. HVAC revenues increased $20.7 million quarter to quarter of which $13.7 million was from acquisitions and $7.0 million was from a combination of favorable weather, price increases, and improved operating performance at certain locations. These increases were partially offset by decreases in revenues from our communications segment of $68.2 million as a result of continuing market softness and a change in the mix of revenues toward certain higher-margin activities. For the nine months ended September 30, 2002, revenues were $1,452.3 million as compared to $1,353.1 million for the first nine months of 2001, or an increase of $99.1 million. As with the third quarter, the increase in revenues was primarily a result of $324.5 million of additional revenues from the electric and natural gas operations during the nine months of 2002 compared to the similar period in 2001. All Other revenues also increased $20.6 million during the first nine months of 2002 compared to the similar period in 2001 due to NorthWestern Energy LLC's additional non-utility Montana operations, which include revenues from statutory conservation and low income assistance charges, gas stranded costs collected in rates under a securitization program, underground services location operations and other unregulated operations. HVAC revenues also increased $21.6 million as a result of acquisitions. These revenues were partially offset by a decline in revenues within our communications segment of $267.6 million during the first nine months of 2002 compared to the similar period in 2001.

        Consolidated cost of sales was $257.3 million in the third quarter of 2002, an increase of $24.2 million, or 10.4%, from results in the third quarter of 2001. The increase was due to $52.4 million of increased costs in our electric and natural gas segments, primarily as a result of the addition of NorthWestern Energy LLC's Montana operations offset by a $41.6 million decrease in costs within the communications segment. Cost of sales in our HVAC segment also increased $13.1 million quarter to quarter while costs of sales in our All Other segment increased $0.3 million from NorthWestern Energy LLC's Montana operations. Cost of sales for the nine months ended September 30, 2002 of $781.7 million were $61.9 million lower than costs of sales for the first nine months of 2001. The decline was primarily due to a $179.8 million decrease in costs within our communications segment, while our natural gas operations also had a decrease in costs of $12.3 million in the first nine months of 2002 compared to the similar period in 2001. These decreases were partially offset by $109.5 million of increased costs of our electric operations during the first nine months of 2002 compared to the similar period in 2001 as a result of the addition of NorthWestern Energy LLC's Montana operations. Cost of sales in our HVAC segment increased $16.4 million during the first nine months of 2002 compared to the similar period in 2001, while cost of sales in the All Other segment increased $4.2 million.

        Consolidated gross margin was $244.1 million in the third quarter of 2002, an increase of $78.5 million, or 47.4%, from results in the third quarter of 2001. Electric and natural gas operations gross margins increased by an aggregate of $90.4 million in the third quarter of 2002 compared to the third quarter of 2001 primarily as a result of the addition of NorthWestern Energy LLC's Montana operations. Communications gross margin declined $26.6 million quarter to quarter as a result of revenue decreases, yet improved as a percentage of revenues from 41.4% to 42.3%. HVAC gross margins increased $7.6 million in the third quarter of 2002 over results for the third quarter of 2001 from acquisitions. All Other segment gross margin improved $7.1 million quarter to quarter due to the additional activity from NorthWestern Energy LLC's Montana operations. Consolidated gross margin as a percentage of revenues was 48.7% in the third quarter of 2002, compared to 41.5% in the third quarter of 2001. The improvement in consolidated gross margin was primarily a result of lower natural gas commodity prices, higher margin Montana natural gas operations, and margin improvement within the communications segment due to a better sales mix and additional higher-margin maintenance revenues. The improvement in consolidated gross margin was partially offset by a decline in margin percentages within the electric operations from decreased wholesale electric margins. For the nine months ended September 30, 2002, gross margins were $670.6 million, an increase of $161.0 million, or 31.6%, over gross margin of $509.6 for the nine months ended September 30, 2001. Electric and natural gas operations gross margins increased by an aggregate of $227.3 million during the first nine months of 2002 compared to the similar period in 2001 primarily as a result of the addition of NorthWestern Energy LLC's Montana operations. Communications gross margin declined $87.8 million period to period though it improved as a percentage of revenues from 36.6% to 38.5%, reflecting decreased revenues from continued market softness, offset in part by a change in the mix of revenues toward certain higher margin activities. HVAC gross margins increased $5.2 million primarily as a result of acquisitions. All Other gross margin improved $16.4 million during the first nine months of 2002 compared to the similar period in 2001 due to the additional activity from NorthWestern Energy LLC's Montana operations. Gross margin as a percentage of revenues was 46.2% for the nine months ended September 30, 2002, compared to 37.7% for the nine months ended September 30, 2001, principally due to lower natural gas commodity prices, improved communications margins and higher margins from NorthWestern Energy LLC's Montana operations.

        Consolidated operating expenses were $220.8 million in the third quarter of 2002, an increase of $43.1 million, or 24.2%, from results in the third quarter of 2001. Operating expenses for the communications segment in the third quarter of 2002 were $35.7 million less than in the third quarter of 2001 primarily due to employee reductions, as well as vendor settlements regarding fees received under a maintenance agreement and disputed invoices. Electric and natural gas operating expenses in the third quarter of 2002 were $64.8 million more than similar expenses in the third quarter of 2001. Electric and natural gas operating expenses increased primarily due to the inclusion of NorthWestern Energy LLC's Montana operations, but were partially offset by a reduction in costs within the previously owned operations. HVAC operating expenses in the third quarter of 2002 increased $4.1 million over results in the third quarter of 2001. All Other expenses in the third quarter of 2002 increased $9.0 million over results for the third quarter of 2001 due to the addition of NorthWestern Energy LLC's Montana operations as corporate and other expenses within the previously owned operations declined. Expenses for the nine months ended September 30, 2002 of $619.5 million were $57.5 million, or 10.2%, higher than expenses for the nine months ended September 30, 2001 of $562.1 million. Operating expenses for the communications segment for the first nine months of 2002 were $123.1 million less than the equivalent period of 2001 due to the aforementioned cost reduction efforts. Electric and natural gas operating expenses in the first nine months of 2002 were $161.6 million more than similar expenses in the first nine months of 2001. Electric and natural gas operating expenses increased primarily due to the inclusion of NorthWestern Energy LLC's Montana operations, which was partially offset by a reduction in costs within the previously owned operations. HVAC operating expenses in the first nine months of 2002 increased $5.4 million over results for the similar period in 2001. All Other expenses during the first nine months of 2002 increased $13.6 million over results for the similar period in 2001 due to the addition of NorthWestern Energy LLC's Montana operations.

        Consolidated operating income in the third quarter of 2002 was $23.3 million, an improvement of $35.4 million compared to losses of $12.1 million in the third quarter of 2001. Operating income in our communications segment increased $8.2 million in the third quarter of 2002 compared to the third quarter of 2001, primarily due to employee reductions, as well as vendor settlements regarding fees received under a maintenance agreement, rebates and disputed invoices. Operating income in our electric and natural gas segments increased $25.6 million due primarily to the addition of NorthWestern Energy LLC's Montana operations. HVAC operating income in the third quarter of 2002 increased $3.5 million from results in the third quarter of 2001, while All Other operating losses decreased $1.9 million. For the first nine months of 2002, operating income rose $103.5 million to $51.1 million over results for the similar period in 2001. Operating income in our communications segment increased $35.3 million in the first nine months of September 30, 2002, compared to the similar period in 2001, primarily as a result of the reduction in operating expenses, while operating income in our electric and natural gas segments increased $65.7 million due to the addition of NorthWestern Energy LLC's Montana operations. All Other operating loss decreased $2.7 million as a result of lower expenses.

        Consolidated interest expense in the third quarter of 2002 was $35.1 million, an increase of $23.5 million, over interest expense of $11.6 million in the third quarter of 2001. The increase was attributable principally to approximately $19.4 million of additional interest expense from the debt assumed with NorthWestern Energy LLC's Montana operations and the increased expense from the $720.0 million of financing obtained for NorthWestern Energy LLC's Montana operations acquisition. Interest expense for the nine months ended September 30, 2002 was $94.2 million, an increase of $58.5 million, or 164.0%, over interest expense of $35.7 million for the first nine months of 2001. As with the quarter, the increase was attributable primarily to the additional interest expense from the debt assumed with NorthWestern Energy LLC's Montana operations and the financing obtained for the Montana acquisition of approximately $49.9 million.

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

        Consolidated income tax benefit was $11.4 million in the third quarter of 2002, a $10.1 million increase from a $1.2 million income tax benefit in the third quarter of 2001. The increase in the income tax benefit was principally due to a change in a tax valuation allowance resulting in a $5.8 million benefit. Consolidated income tax benefit was $28.1 million for the nine months ended September 30, 2002 versus a $13.1 million income tax benefit for the nine months ended September 30, 2001. The increase in consolidated income tax benefit was principally due to an increase of $12.3 million in the tax benefit within the communications segment resulting from additional pretax losses.

        There were no minority interests in net loss of consolidated subsidiaries in the third quarter of 2002, a decline of $35.3 million of income from minority interests in the third quarter of 2001. The decline was due to a lack of minority basis against which to allocate losses in 2002. To the extent that future operating losses are incurred within the HVAC or communications segments, such losses will be allocated to us unless additional minority interest is created. For the nine months ended September 30, 2002, minority interests income was $14.9 million, a decline of $96.1 million from minority interests income of $111.0 million in the first nine months of 2001. As with the third quarter, the decline was due to a $94.3 million decline in allocations in the communications segment resulting from lower overall losses and a lack of minority basis against which to allocate losses and a $1.8 million decline in allocations within the HVAC segment. See "—Significant Accounting Policies-Minority Interest in Consolidated Subsidiaries" for a discussion of the allocation of income (loss) to minority interests and the changes in such allocations during the periods discussed.

SEGMENT INFORMATION

ELECTRIC UTILITY SEGMENT OPERATIONS

        Revenues from our electric utility operations in the third quarter of 2002 were $152.9 million, an increase of $126.8 million, or 486.6%, from results in the third quarter of 2001. The growth resulted primarily from the addition of NorthWestern Energy LLC's Montana operations effective February 1, 2002 which contributed $126.7 million of revenues for the period. Revenues for the nine months ended September 30, 2002 of $368.6 million were $283.0 million, or 330.7%, higher than revenues for the first nine months of 2001. As with the quarter, the growth was primarily attributed to the addition of NorthWestern Energy LLC's Montana operations in 2002, which added $298.5 million of revenues during the first nine months of 2002 compared to the first nine months of 2001. Partially offsetting these additional revenues was a decrease of $15.5 million in wholesale electric revenues within the previously owned South Dakota operations due to market price declines.

        Cost of sales for our electric utility operations in the third quarter of 2002 were $55.6 million, an increase of $49.1 million, or 760.8%, from results in the third quarter of 2001. The increase was almost exclusively attributable to the addition of NorthWestern Energy LLC's Montana operations, which increased costs by $48.8 million. For the nine months ended September 30, 2002, cost of sales were $109.5 million higher than costs for the nine months ended September 30, 2001. As with the quarter, the addition of NorthWestern Energy LLC's Montana operations was responsible for the majority of the increase, adding $108.9 million in costs.

        Gross margin for our electric utility operations in the third quarter of 2002 was $97.3 million, an increase of $77.7 million over gross margin in the third quarter of 2001. The increase in gross margin in the third quarter of 2002 was primarily due to the contribution of $77.9 million to gross margin by NorthWestern Energy LLC's Montana operations. Gross margin in our South Dakota operations decreased $0.2 million in the third quarter of 2002 from results in the third quarter of 2001, due to the substantial decrease in market prices for wholesale electricity. As a percentage of revenue, gross margin in the third quarter of 2002 was 63.6%, compared to 75.2% in the third quarter of 2001. The decline was the result of the substantial decline in wholesale electric margins from market price fluctuations and the influence of NorthWestern Energy LLC's lower margin Montana operations as compared to South Dakota. For the nine months ended September 30, 2002, margins of $241.8 million were $173.5 million, or 253.8%, higher than margins for the nine months ended September 30, 2001. The addition of NorthWestern Energy LLC's Montana operations generated the increased revenues, contributing $189.6 million, which was partially offset by a decrease of $16.1 million for our previously owned South Dakota operations from the wholesale electric declines. Margins as a percentage of revenues decreased from 79.9% for the nine months ended September 30, 2001, to 65.6% for the nine months ended September 30, 2002. Similar to the quarterly change, this is a result of the absence of the unusually high margin wholesale electric sales realized by the South Dakota operations in 2001 partially offsets the addition of NorthWestern Energy LLC's Montana operations.

        Operating expenses for our electric utility operations in the third quarter of 2002 were $61.0 million, an increase of $52.3 million over results in the third quarter of 2001. Selling, general and administrative expenses in the third quarter of 2002 were $46.7 million, an increase of $41.3 million over results in the third quarter of 2001. Selling, general and administrative expenses for NorthWestern Energy LLC's Montana operations in the third quarter of 2002 contributed approximately $40.1 million. Depreciation in the third quarter of 2002 was $14.3 million, an increase of $11.1 million over depreciation in the third quarter of 2001 of $3.2 million. The selling, general and administrative expenses for the first nine months of 2002 were $122.3 million, or 447.3%, higher than expenses for the first nine months of 2001. This increase, as with the quarter, is mainly due to the addition of NorthWestern Energy LLC's Montana operations, which added $103.0 million of expenses, offset by decreases in the previously owned operations' expenses. Depreciation for the nine months ended

September 30, 2002 was $39.3 million, an increase of $29.6 million over depreciation for the nine months ended September 30, 2001, of $9.6 million. The increase in depreciation was due to the addition of NorthWestern Energy LLC's Montana operations.

        Operating income for our electric utility operations in the third quarter of 2002 was $36.2 million, an increase of $25.3 million, or 231.6%, from $10.9 million in the third quarter of 2001. The increase was primarily attributable to the addition of approximately $26.8 million in operating income from NorthWestern Energy LLC's Montana operations. Income from the previously owned operations declined $1.5 million in the third quarter of 2002 from results in the third quarter of 2001 as a result of the decline in wholesale electric margins but was partially offset by operating expense savings. For the nine months ended September 30, 2002, operating income of $80.3 million was $43.9 million higher than operating income for the nine months ended September 30, 2001 of $36.3 million. As with the quarter, this increase was primarily due to the addition of $57.2 million from NorthWestern Energy LLC's Montana operations offset by lower South Dakota operating income from the absence of unusually high margin wholesale electric sales countered by lower operating expenses.

NATURAL GAS UTILITY SEGMENT OPERATIONS

        Revenues for our natural gas utility operations in the third quarter of 2002 were $28.7 million, an increase of $15.9 million, or 125.1%, from results in the third quarter of 2001. Revenues for the period reflect the inclusion of NorthWestern Energy LLC's Montana operations, which contributed $16.0 million in revenues. The increase was offset by a drop in commodity prices reflected within the previously owned operations during the third quarter of 2002 compared to the third quarter of 2001, and a decrease in volumes as a result of warmer weather in the Nebraska and South Dakota service territories. For the nine months ended September 30, 2002, revenues were $160.1 million, or $41.5 million higher than revenues for the first nine months of 2001 of $118.6 million. The Montana operations contributed $75.8 million to the increased revenues, while the previously owned operations experienced a decline of $34.3 million in revenues as a result of substantially lower commodity prices and warmer weather during the periods.

        Cost of sales for our natural gas utility operations in the third quarter of 2002 was $12.0 million, an increase of $3.2 million, or 36.6%, from results in the third quarter of 2001. Cost of sales for the period reflect the inclusion of NorthWestern Energy LLC's Montana operations, which contributed $3.0 million in cost of sales and an increase in cost of sales for previously owned operations of $0.2 million. For the nine months ended September 30, 2002, cost of sales was $87.0 million, a decrease of $12.3 million as compared to the first nine months of 2001. Costs within the previously owned operations decreased $34.2 during the first nine months of 2002 compared to the first nine months of 2001 as a result of lower commodity prices and reduced retail volumes from warmer weather while NorthWestern Energy LLC's Montana operations increased costs by $21.9 million.

        Gross margin for our natural gas utility operations in the third quarter of 2002 was $16.7 million, an increase of $12.7 million over gross margin in the third quarter of 2001. The growth was primarily attributable to the addition of NorthWestern Energy LLC's Montana operations, which added $13.0 million in margin. Gross margin for previously owned operations decreased $0.3 million in the third quarter of 2002 compared to the third quarter of 2001. As a percentage of revenues, gross margin improved from 30.9% in the third quarter of 2001 to 58.1% in the third quarter of 2002, primarily as a result of the significant decrease in commodity prices within Nebraska/South Dakota operations and the higher margin impact from operations in Montana. Margins for the nine months ended September 30, 2002 were $73.2 million, or $53.8 million higher than the first nine months of 2001. NorthWestern Energy LLC's Montana operations accounted for the increase. As with the quarter, margin percentages increased, rising from 16.3% for the first nine months of 2001 to 45.7% for the first nine months of 2002. This reflects the impact of lower commodity prices within the Nebraska/South Dakota operations and the higher margin NorthWestern Energy LLC's Montana operations.

        Operating expenses for our natural gas utility operations in the third quarter of 2002 were $16.7 million, an increase of $12.4 million from results in the third quarter of 2001. Selling, general and administrative expenses increased $11.9 million in the third quarter of 2002 to $15.3 million compared to the third quarter of 2001, primarily due to $11.6 million in additional expenses attributable to NorthWestern Energy LLC's Montana operations, while selling, general and administrative expenses at previously owned operations declined due to operational efficiencies. Depreciation was $1.4 million in the third quarter of 2002, an increase of $0.6 million over depreciation during the third quarter of 2001. This increase was primarily due to the addition of NorthWestern Energy LLC's Montana operations. Operating expenses for the nine months ended September 30, 2002, were $46.0 million, an increase of $32.0 million from results in the first nine months of 2001. Selling, general and administrative expenses grew $29.3 million in the nine month period ended September 30, 2002 to $40.77 million compared to the nine months ended September 30, 2001 when such expenses were $11.4 million, primarily due to $30.17 million in additional expenses attributable to NorthWestern Energy LLC's Montana operations, while selling, general and administrative expenses at previously owned operations declined similar to the quarter changes.

        Depreciation was $5.3 million for the nine months ended September 30, 2002, an increase of $2.7 million over depreciation during the first nine months of 2001. This increase was primarily due to the addition of NorthWestern Energy LLC's Montana operations.

        Operating loss for our natural gas utility operations in the third quarter of 2002 was $0.1 million, compared to an operating loss of $0.4 million in the third quarter 2001. NorthWestern Energy LLC's Montana operations were $0.3 million higher in the third quarter of 2002 while the operating expense reductions in the previously owned operations more than offset the revenue shortfalls in these operations resulting in break even operating income For the nine months ended September 30, 2002, operating income of $27.2 million was $21.8 million higher than operating income for the nine months ended September 30, 2001, with NorthWestern Energy LLC's Montana operations contributing $20.5 million in income.

COMMUNICATIONS SEGMENT OPERATIONS

        Revenues for the communications segment in the third quarter of 2002 were $176.3 million, a decline of $68.2 million, or 27.9%, from revenues of $244.4 million in the third quarter of 2001. The decline was due to overall market softness in the technology and communication segments of the industry partially offset by a change in the mix of revenues toward certain higher margin activities. For the nine months ended September 30, 2002, revenues were $546.9 million, or $267.6 million lower than revenues for the nine months ended September 30, 2001. The decline in revenue was the result of a downturn in the economy generally and the telecommunications equipment market specifically, a focus on higher margin revenues and challenges with Expanets' EXPERT system implementation that have contributed to erosion of Expanets' customer base. For the nine months ended September 30, 2002, Expanets recorded a reduction in revenues of $33.8 million for estimated billing adjustments.

        Cost of sales in the third quarter of 2002 were $101.7 million, a decline of $41.6 million from cost of sales in the third quarter of 2001 of $143.3 million. The decrease in cost of sales principally resulted from the lower sales volumes and efforts to continue to improve the revenue mix by reducing cost intensive equipment sales and increasing lower cost and higher margin service sales. In addition, a new technical assistance call center agreement signed with Avaya in March 2002 resulted in $10.1 million of reduced costs during the quarter ended September 30, 2002. During the third quarter of 2002, Expanets also recognized vendor rebates of $5.0 million, which had previously been accrued pending settlement with the vendor. Cost of sales for the first nine months of 2002 decreased 34.8% to $336.5 million when compared to cost of sales for the first nine months of 2001. As with the quarter, the nine month decrease is also due primarily to the lower sales volumes, sales mix changes and renegotiated terms with Avaya.

        Gross margin in the third quarter of 2002 was $74.5 million, a decline of $26.6 million compared to gross margin in the third quarter of 2001. The decrease in gross margin dollars resulted from the overall decline in sales volumes noted above. As a percentage of revenues, gross margin improved from 41.4% in the third quarter of 2001 to 42.3% in the third quarter of 2002. The improvement was principally a result of changes in sales mix by increasing higher margin maintenance and service revenues as compared to lower margin equipment sales. Additionally, the aforementioned new technical assistance call center agreement with Avaya reduced cost of sales and thereby also improved margin percentages. For the nine months ended September 30, 2002, gross margins were $210.4 million as compared to $298.2 million for the nine months ended September 30, 2001. This decrease is attributable to the lower sales volumes and Expert system challenges mentioned above, offset in part by the new agreement with Avaya and the change toward certain higher margin activities. Gross margin percentage for the nine month period in 2002 increased to 38.5% as compared to 36.6% for 2001 for similar reasons as noted in the quarter fluctuations.

        Operating expenses in the third quarter of 2002 were $85.2 million, a decrease of $34.7 million or 29.0%, from results in the third quarter of 2001. Selling, general and administrative expenses in the third quarter of 2002 were $71.2 million, a decrease of $36.0 million or 33.6%, from results in the third quarter of 2001. This decrease was primarily a result of a reduction of approximately 1,300 team member positions during the fourth quarter of 2001.    In addition, the company receives payments from Avaya under a maintenance fee agreement, which is calculated based on Avaya's maintenance contract customer base. Monthly payments are based on estimated experience, and a true-up payment is made annually based on Avaya's actual experience. This agreement expires in March of 2005. Amounts recognized related to this agreement reduced selling, general and administrative expenses by $15.3 million in third quarter of 2002 as compared to $4.8 million in the third quarter of 2001. Included in the amount recognized in the third quarter of 2002, was a true-up payment of $2.4 million from Avaya and an additional $5.6 million that had previously been deferred, pending the determination of Avaya's actual experience. Also contributing to the decrease in SG&A expenses during the third quarter of 2002 was the reversal of $5.4 million of accrued expenses based on settlements with vendors during the third quarter. This decrease was partially offset by $6.3 million bad debt expense and other receivable related charges and $3.5 million of additional expense associated with information technology costs for the operation and repair of the EXPERT system. Depreciation expense increased approximately $2.7 million in the third quarter of 2002 primarily as a result of depreciating the EXPERT system costs. Amortization expense decreased $1.4 million in the third quarter of 2002 compared to the third quarter of 2001 due to the implementation of SFAS No. 142, which resulted in discontinuance of amortization of a portion of the intangibles. For the nine months ended September 30, 2002, operating expenses decreased $123.1 million from the nine months ended September 30, 2001. Selling, general and administrative expenses declined $126.1 million for the nine months ended September 30, 2002 to $218.0 million from $344.1 million for the same period in 2001. Amounts recognized related to the Avaya maintenance agreement totaled $34.6 million and $16.3 million, for the nine months ended September 30, 2002 and 2001, respectively. The other primary reasons for the change in expenses are the items noted above for the quarter, as well as reduced discretionary spending, lower headcount levels and renegotiated vendor contracts. For the nine months ended September 30, 2002, as compared to 2001, depreciation expense increased $9.0 million to $17.6 million from continued capital expenditures. Amortization expense decreased $6.1 million to $21.6 million, again as a result of the SFAS No. 142 implementation.

        Operating losses in the third quarter of 2002 were $10.6 million, compared to operating losses of $18.8 million in the third quarter of 2001. The reduction in losses resulted from the substantial decline in operating expenses. Operating losses for the nine months ended September 30, 2002 of $46.8 million represents a $35.3 million decrease when compared to operating losses of $82.1 million for the nine month period ended September 30, 2001. The primary reason for this turnaround is the substantial decline in operating expenses.

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

        Cost of sales in the third quarter of 2002 was $84.9 million, an increase of $13.1 million, or 18.2%, from results in the third quarter of 2001. Costs of sales for newly acquired locations added approximately $8.7 million of costs in the third quarter of 2002 compared to the third quarter of 2001 while cost of sales within existing locations increased $4.4 million in the third quarter of 2002 compared to the third quarter of 2001. The increase in costs was primarily the result of increased sales volume, offset by cost efficiencies in the field. For the nine months ended September 30, 2002, costs of sales reached $219.5 million, a $16.4 million increase over costs for the first nine months of 2001. Cost of sales from locations acquired subsequent to September 30, 2001, contributed approximately $16.1 million, while cost of sales within existing locations increased $0.3 million. This decrease is due primarily to the reduced sales activity mentioned above net of price increases for labor and materials.

        Gross margin in the third quarter of 2002 was $47.0 million, an increase of $7.6 million from results in the third quarter of 2001. Gross margin from acquired locations contributed $4.9 million in the third quarter of 2002, while gross margin within existing locations increased by $2.7 million in the third quarter of 2002 compared to the third quarter of 2001. This increase is a result of the revenue increase, offset in part by the increased cost of sales noted above. As a percentage of revenues, gross margins increased from 35.5% in the third quarter of 2001 to 35.7% in the third quarter of 2002. Gross margin for the nine months ended September 30, 2002 increased $5.2 million to $124.6 million over margins for the nine months ended September 30, 2001. As with the quarterly results, subsequent acquisitions account for $9.8 million of growth, but were offset by a decrease in gross margin for existing locations of $4.6 million. As a percentage of revenues, gross margins for the nine-month periods ending September 30, 2001 and 2002 declined from 37.0% to 36.2%, respectively, due mainly to cost pressures.

        Operating expenses in the third quarter of 2002 were $44.6 million, an increase of $4.1 million, or 10.0%, compared to third quarter of 2001. Selling, general and administrative expenses increased $6.9 million in the third quarter of 2002 from results in the third quarter of 2001. Acquired locations added approximately $3.4 million of costs in the third quarter of 2002 while expenses within the existing locations also increased $3.4 million, or 9.5% in the third quarter of 2002. The increase is primarily attributable to operating leases for our service vehicles and increased corporate expenses for professional services, new hire relocations and increased travel. Depreciation expense of $1.4 million for the quarter decreased $1.0 million as compared to the third quarter of 2001. During the second quarter of 2002, the company entered into a vehicle sale-leaseback agreement contributing primarily to the depreciation expense decrease in the third quarter of 2002 as compared to the third quarter of 2001. Amortization expense decreased $1.8 million during the third quarter of 2002 from results in the third quarter of 2001. This decrease is primarily attributable to lower amortization due to implementation of SFAS No. 142, which has resulted in the discontinuance of the amortization of a portion of the intangibles. For the nine months ended September 30, 2002, operating expenses were

$124.8 million, an increase of $5.4 million, or 4.5%. Selling, general and administrative expenses increased $11.5 million for the nine months ended September 30, 2002 from the first nine months of 2001. Acquired locations added approximately $7.0 million of costs for the nine months ended September 30, 2002, while expenses within the previously owned operations increased $4.5 million, or 3.6%. Depreciation expense declined between the periods by $1.1 million, due to the sale-leaseback agreement mentioned above. Amortization expense for the nine months ended September 30, 2002, was $5.1 million less than the same period in 2001, as a result of the SFAS No. 142 implementation.

        Operating income in the third quarter of 2002 was $2.5 million, an increase of $3.5 million from an operating loss of $1.1 million in the third quarter of 2001. The increase in operating income is attributable to increased gross margin from increases in sales volume and greater operating cost controls, as well as the elimination of amortization expense due to SFAS No. 142. Operating loss for the nine months ended September 30, 2002 was $0.2 million as compared to a breakeven operating result for the nine months ended September 30, 2001.

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

        Revenues for the quarter increased $7.5 million to $11.7 million compared to the third quarter of 2001. This growth is attributable to the addition of non-utility operations acquired with NorthWestern Energy LLC's Montana operations, which include revenues from statutory conservation and low income assistance charges, gas stranded costs collected in rates under a securitization program, underground locating services and other unregulated operations, offset by declines in the previously owned operations from reduced sales activity. For the nine months ended September 30, 2002, revenues were $32.5 million, a $20.6 million increase over revenues in the nine-month period ended September 30, 2001. As with the quarter, the increase was primarily a result of the addition of NorthWestern Energy LLC's Montana operations, which added $25.9 million in revenues.

        Cost of sales in the third quarter of 2002 was $3.1 million, an increase of $0.3 million over results in the third quarter of 2001. NorthWestern Energy LLC's Montana non-utility operations added $2.5 million in costs during the third quarter of 2002 while the previously owned operations decreased $1.4 million compared to the third quarter of 2001 due to lower sales levels. Cost of sales for the nine months ended September 2002 increased $4.2 million, or 54.8%, as compared to cost of sales for the first nine months of 2001. This increase was, as with revenues, due to the addition of NorthWestern Energy LLC's Montana operations.

        Gross margin in the third quarter of 2002 was $8.6 million, an increase of $7.1 million over gross margins in the third quarter of 2001. NorthWestern Energy LLC's Montana non-utility operations added $8.6 million in margins while the reduced sales in third quarter 2002 pushed down margins in previously owned operations. As a percentage of revenues, gross margin increased from 35.0% to 73.7% from the higher margin NorthWestern Energy LLC's Montana operations. Gross margin for the nine months of 2002 was $20.5 million, or 390.9% higher than gross margin for the same period of 2001. All of the growth was due to the addition of NorthWestern Energy LLC's Montana operations with a partial offset from a decrease within previously owned operations. Similarly, gross margin percentages increased from 35.2% for 2001 to 63.3% for 2002 due to the influence of the higher margin NorthWestern Energy LLC's Montana operations.

        Operating expenses in the third quarter of 2002 were $13.3 million, an increase of $9.0 million over results in the third quarter of 2001. NorthWestern Energy LLC's Montana non-utility operations added $6.0 million in costs. Operating expenses for the nine months ended September 30, 2002, were $29.9 million as compared to $16.3 million for the nine months ended September 30, 2001. NorthWestern Energy LLC's Montana operations added $14.7 million in costs while corporate and other expenses decreased $1.1 million.

        Operating loss of $4.7 million in the third quarter of 2002 was an increase of $1.8 million from losses of $2.9 million in the third quarter of 2001. This is a result of reduced volumes within the previously owned operations. For the nine months ended September 30, 2002, operating losses were $9.4 million, a decline of $2.7 million from losses of $12.1 million for the nine months ended September 30, 2001. The declines resulted primarily from reduced operating expenses within the corporate and previously owned operations with a $4.6 million contribution from NorthWestern Energy LLC's Montana operations.

DISCONTINUED PROPANE SEGMENT OPERATIONS

        On January 18, 2002, the board of directors of the general partner of CornerStone announced that it had retained Credit Suisse First Boston Corporation to review strategic options, including the possible sale or merger of CornerStone. At September 30, 2002, we were the largest unit holder of CornerStone, owning a 30% interest in CornerStone, and we own all of the stock of CornerStone's managing general partner. As a result, we have recharacterized our investment in CornerStone to reflect the results of operations of CornerStone as discontinued operations. Accordingly, the results of CornerStone's operations, for all periods reported, are presented separately below income from continuing operations. In conjunction with the adoption of discontinued operations accounting for CornerStone $45.1 million was recorded as a non-cash charge during the first half of 2002 and $55.9 million was recorded as a non-cash charge during the third quarter of 2002.

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

        On October 31, 2002, CornerStone's board of directors approved amendments to the partnership's agreements, and NorthWestern contributed to CornerStone its economic interests in the partnership effective November 1, 2002 thereby relinquishing its remaining equity interest to the partnership. As a result of these actions, NorthWestern will no longer be required to consolidate CornerStone for financial reporting purposes after November 1, 2002. In connection with the events occurring in the third quarter and NorthWestern's evaluation of its financial exposure to CornerStone, NorthWestern recorded an additional after-tax charge of $55.9 million for the third quarter of 2002. A provision for loss on discontinued operations as of September 30, 2002 has been recorded based on management's best estimate of the amounts expected to be realized on the disposition of its investment in CornerStone. The amount NorthWestern will ultimately realize could differ from the assumptions used in arriving at the anticipated loss.

LIQUIDITY & CAPITAL RESOURCES

        We generate cash to fund our operations through a combination of cash flows from current operations, the sale of our securities and our borrowing facilities. We realized net positive cash inflows from continuing operations of $101.1 million and $106.0 million in the nine months ended September 30, 2002 and 2001, respectively.

        Cash flows used in investing activities were $595.9 million in the first nine months of 2002 compared to $95.2 million in the first nine months of 2001. The increase was principally due to the acquisition of NorthWestern Energy LLC's Montana operations during 2002 which accounted for approximately $515.0 million, offset partially by proceeds of $23.0 million from the sale-leaseback transactions executed during second and third quarter of 2002, and continued maintenance and growth capital expenditures. Maintenance capital expenditures are capital expenditures incurred in order to maintain our business as it exists at that time. Growth capital expenditures are capital expenditures incurred in order to grow our business in any respect. Cash flows provided by financing activities were $584.6 million in the first nine months of 2002 compared to $13.2 million in the first nine months of 2001. The increase was primarily due to proceeds received from our $720.0 million senior notes offering discussed below, which was used to pay our acquisition term loan used to finance the acquisition of NorthWestern Energy LLC's Montana operations, and the trust preferred securities offerings discussed below.

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

        On February 15, 2002, in connection with our acquisition of The Montana Power Company's energy distribution and transmission business, we assumed $511.1 million of debt and preferred stock net of cash received from The Montana Power Company and we drew down a $720.0 million term loan and $19.0 million swing line commitment under our $280.0 million revolving credit facility to fund our acquisition costs and repay borrowings of $132.0 million outstanding under our existing recourse bank credit facility. The $511.1 million of assumed debt and preferred stock includes various series of mortgage bonds, pollution control bonds and notes that bear interest rates of between 5.90% to 8.95%. These include both secured and unsecured obligations with maturities that range from 2003 to 2026.

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

        On October 8, 2002, we issued 10 million shares of common stock at $8.75 per share. We received approximately $81 million in net proceeds from the offering, which we used to reduce short-term debt.

Summary of Contractual Obligations

        We and our subsidiaries had the following longterm and shortterm debt, mandatorily redeemable preferred securities and other commitments outstanding as of September 30, 2002:

	Total	2002	2003	2004-2006
	(in thousands)
Recourse Debt:
Senior Notes, 7 7/8% and 8 3/4%	$720,000	$—	$—	$—
Discount on Notes	(827)	—	—	—
Mortgage Bonds, 7.00% & 7.10%	115,000	—	—	60,000
Senior Unsecured Debt, 6.95%	105,000	—	—	—
Pollution Control Obligations, 5.85% & 5.90%	21,350	—	—	—
Credit facility(1)	231,000	—	6,000	225,000
NorthWestern Energy LLC Debt—
First Mortgage Bonds, 7.30%, 8.25%, 8.95 and 7.00%	157,197	—	—	155,386
Discount on Bonds	(3,308)	—	—	—
Pollution Control Obligations, 6.125% & 5.90%	170,205	—	—	—
Secured Medium Term Notes, 7.25% & 7.23%	28,000	—	15,000	—
Unsecured Medium Term Notes, 7.07%, 7.96 & 7.875%	40,000	—	—	15,000
Natural Gas Transition Bonds, 6.20%	50,866	—	4,364	13,508
8.45% mandatorily redeemable preferred securities of subsidiary trust	65,000	—	—	—
Nonrecourse Debt:
Montana Megawatts facility, LIBOR+1.50%(2)(3)	27,500	27,500	—	—
Blue Dot facility	20,000	—	—	20,000
Expanets facility(4)	40,088	40,088	—	—
Other debt, various	28,858	323	916	27,619
Capital and Operating Leases:
Capital leases	13,946	5,683	4,146	4,117
Future minimum operating lease payments	323,256	22,569	49,475	120,609
Mandatorily Redeemable Preferred Securities of Subsidiary Trusts:
8.125% mandatorily redeemable preferred securities of subsidiary trust	32,500	—	—	—
7.20% mandatorily redeemable preferred securities of subsidiary trust	55,000	—	—	—
8 1/4% mandatorily redeemable preferred securities of subsidiary trust	106,750	—	—	—
8.10% mandatorily redeemable preferred securities of subsidiary trust	111,000	—	—	—
Total	$2,458,381	$96,163	$79,901	$641,239

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

        Since we have accounted for CornerStone as a discontinued operation, the above table does not include $410.0 million of 7.33%, 7.53%, 8.08%, 8.27% and 10.26% senior secured notes of CornerStone and $34.0 million of notes payable and capital lease obligations of CornerStone, which are nonrecourse to us, all of which was outstanding at September 30, 2002. $41.8 million of CornerStone's senior secured notes mature in 2003 and $152.2 million of CornerStone's senior secured notes mature in 2004 through 2006. On August 5, 2002, CornerStone announced that it had elected not to make an interest payment aggregating approximately $5.6 million on three classes of its senior secured notes, which was due on July 31, 2002, and was continuing to review financial restructuring and strategic options, including the potential commencement of a Chapter 11 case under the United States Bankruptcy Code. On August 20, 2002, NorthWestern purchased the lenders' interest in approximately $19.9 million of shortterm debt, together with approximately $6.1 million in letters of credit, of CornerStone outstanding under CornerStone's credit facility, which NorthWestern had previously guaranteed. These amounts remain unpaid and no further drawings may be made under that facility. Recently, CornerStone's board of directors approved amendments to the partnership's agreements, and NorthWestern contributed to CornerStone its economic interests in the partnership thereby relinquishing its remaining equity interest to the partnership. As a result of these actions, NorthWestern will no longer be required to consolidate CornerStone for financial reporting purposes as of November 1, 2002.

        The following is certain additional information relating to our debt facilities listed in the above table.

  Recourse Debt

        The Mortgage Bonds are three series of general obligation bonds we issued, that are secured by substantially all of our electric and natural gas assets. As reflected in the table above, these bonds mature in 2002, 2005 and 2023.

        The Senior Unsecured Debt is a general obligation that matures in 2028. We issued this debt in November 1998, and the proceeds were used to repay shortterm indebtedness and for general corporate purposes.

        The Pollution Control Obligations are three obligations we issued in 1993 that are secured by substantially all of our electric and gas assets.

        Our $280.0 million revolving credit facility bears interest at a variable rate tied to the London Interbank Offered Rate plus a spread of 1.5% based on our current credit ratings and accrued interest at 3.35% per annum as of September 30, 2002. As of November 11, 2002, we had $175.0 million of outstanding borrowings under our $280.0 million credit facility and $84.4 million available after consideration of letters of credit issued. Our revolving credit facility expires on February 14, 2003, although we may convert up to $225.0 million of the aggregate amount outstanding as of February 11, 2003 into a term loan on a nonrevolving basis that matures on February 14, 2004. The credit agreement with respect to our revolving credit facility contains a number of representations and warranties and imposes a number of restrictive covenants that, among other things, limit our ability to incur indebtedness and make guarantees, create liens, make capital expenditures, pay dividends and make investments in other entities. In addition, we are required to maintain certain financial ratios, including:

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

  •
  funded debt includes our consolidated indebtedness, excluding nonrecourse debt;

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

        We were in compliance with all ratios for the quarters ended March31, June30 and September 30, 2002. As of September 30, 2002, our net worth was $770.2 million, our debttocapital ratio was 69.2% and our ratio of utility business EBITDA to consolidated recourse interest expense was 2.28 to 1.00 (2.21 to 1.00 when including noncash imputed interest on the regulatory liabilities related to qualified facilities contracts assumed in connection with the acquisition of our Montana operations. The debttoequity ratio calculations for the fourth quarter will incorporate our equity offering completed October 8, 2002).

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

        Montana Megawatts I, LLC, one of our wholly-owned subsidiaries, was a party to a 365-day term loan facility providing for loans in an aggregate principal amount of $55.0 million with ABN AMRO Bank N.V. and Bank of Scotland to finance the purchase of certain equipment and related expenses for a 260 megawatt natural gasfired generation project currently under construction in Great Falls, Montana. The loans bore interest at LIBOR plus 1.00% on the first $27.5 million outstanding and LIBOR plus 1.50% on amounts outstanding in excess of $27.5 million and matured one-half on September 28, 2002 and one-half on October 18, 2002. We paid $27.5 million of the loan on September 28, 2002 and repaid the remaining $27.5 million outstanding on October 18, 2002.

        On August 30, 2002, Blue Dot closed on a $20.0 million working capital line provided by US Bank, which is secured by substantially all of the assets of Blue Dot. As of September 30, 2002, the working capital line is fully drawn; of which $17.0 million was used to reimburse NorthWestern for certain liabilities owed and the remaining $3.0 million was used for Blue Dot working capital purposes. In order to maintain the working capital line's current size, Blue Dot must generate a certain level of monthly cash flows in the ordinary course of business and maintain certain levels of accounts receivable and inventory, as well as meet certain levels of EBITDA and fixed charge coverage. In addition, the working capital line contains certain covenants and restrictions, which, if violated, could trigger an acceleration of repayment requirements. The credit facility has various implicit interest rates depending on annual EBITDA, which range from Prime plus 1.00% to Prime plus 0.25%. Blue Dot's current implicit rate is Prime plus 0.75%, while the effective rate as of September 30, 2002 was 5.50% (4.75% base rate+0.75%). Under the current facility agreement, the revolving loan facility shall terminate on August 31, 2005. Subsequent to September 30, 2002, Blue Dot paid down the working capital line by $4.0 million.

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

        Maintenance capital expenditures for property, plant and equipment for the nine months ended September 30, 2002 and 2001 were $29.9 million and $33.1 million, respectively. We estimate that our maintenance capital expenditures for 2002 and 2003 will be $57.4 million and $75.5 million, respectively. Our maintenance capital expenditures are continually examined and evaluated and may be revised in light of changing business operating conditions, variations in sales, investment opportunities and other business factors.

        As of September 30, 2002, debt facilities totaling $104.0 million were maintained by us or our subsidiaries and will mature in 2002 and 2003 and will need to be repaid or extended, including:

  •
  Expanets' $125.0 million nonrecourse equipment purchase financing facility with Avaya, expires on December 31, 2002 and had an outstanding balance of $40.2 million as of November 11, 2002. We expect to continue to reduce the balance of this facility on a monthly basis in the ordinary course of business. Amounts repaid under this facility may not be reborrowed; and

  •
  Our $280.0 million working capital facility, which is scheduled to mature on February 14, 2003 although we may convert up to $225.0 million of the aggregate amount outstanding as of February 11, 2003 into a term loan on a nonrevolving basis that matures on February 14, 2004. If we elect to exercise our option to convert the balance under our revolving credit facility into a term loan, we will need to repay or refinance such debt on or prior to its maturity in February 2004. As of November 11, 2002, this facility had an outstanding balance of $175.0 million.

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

        We intend to reduce and/or refinance the outstanding balance of these obligations through a combination of the issuance of additional equity securities, (through one or more public offerings and/or private placements), refinancing credit facilities or other indebtedness arrangements, and/or applying a portion of our free cash flow and/or the net proceeds from sales of noncore assets. However, there can be no assurance that we will be successful in our refinancing endeavors. See "Risk Factors—Our growth strategy is subject to risks and uncertainties, including those related to the integration of acquired businesses" and "Risk Factors—We will need significant additional capital to refinance our indebtedness that is scheduled to mature and for other working capital purposes, which we may not be able to obtain."

        Several of the maturing obligations are obligations of our subsidiaries. If the subsidiaries are unable to secure alternate financing, we may need to provide them with additional financing to repay these maturing obligations and to fund their operations.

        Blue Dot has expanded its operations by acquiring existing complementary businesses. These acquisitions have been funded primarily by NorthWestern, but also, in part, through Blue Dot's prior credit facility. Future growth will primarily be from organic opportunities rather than acquisitions. Blue Dot obtained a $20.0 million revolving line of credit on August 30, 2002, which matures in 2005. As of September 30, 2002, the line was fully utilized. We may need to provide Blue Dot with additional funding for general operating or other purposes.

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

        Certain Class C holders may also be entitled to receive certain payments under earn out arrangements that were put in place at the time the Class C common stock was issued. The earn out payments can vary depending upon the performance of the designated operating unit associated with the shares. In each case, the maximum earn out payment that may be required to be paid equals or exceeds the original issuance price of the Class C common stock. These earn out arrangements provide for payments in cash, cash and preferred stock of Blue Dot, and/or shares of NorthWestern stock that have been registered for resale. The preferred stock that is issued in connection with these arrangements may be exchanged by the holder for cash, or, at the election of NorthWestern, shares of NOR stock, at a predetermined exchange rate at the holder's election.

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

        The Minority Interests in Net Loss of Consolidated Subsidiaries contained in our consolidated statements of income is the income (loss) of our subsidiaries, which is allocable to minority interests. In order to determine the allocation of income (loss) to minority interests, preferred dividends and corporate services allocations are deducted from the income (loss) before minority interests reported in our segment disclosures in order to arrive at the Minority Interests in Net Loss of Consolidated Subsidiaries contained in our consolidated statements of income. The corporate services allocations relate to certain services NorthWestern provides to, and is reimbursed from, its subsidiaries for management services, including insurance, administrative support for employee benefits, transaction structuring, financial analysis and information technology. These services are discussed in Note1 "Significant Accounting Policies-Related Party Transactions" to NorthWestern's annual consolidated financial statements. The preferred dividends relate to dividends on our 12% coupon Preferred Stock of Expanets and our 11% coupon Preferred Stock of Blue Dot. The preferred dividends and corporate services allocations are eliminated in consolidation. The net income (loss) before minority interests and net income (loss) available to common equity holders reported in our segment disclosures includes the portion of interest expense on our $51.4 million loan to Expanets which is allocable to third party minority interests.

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

	Nine months ended September 30, 2002
	HVAC (Blue Dot)	Communications (Expanets)		Total
	(in thousands)
Income (loss) before minority interests	$(202)	$(37,194	)(1)	$(37,396)
Preferred dividends	(29,192)	(32,442)		(61,634)
Management fees	(2,055)	(3,149)		(5,204)

Net income (loss) available to common equity holders	$(31,449)	$(72,785)		$(104,234)

Income (loss) allocation to shareholders:
NorthWestern	$(27,687)	$(61,633)		$(89,320)
Minority interests	(3,762)	(11,152)		(14,914)

Total	$(31,449)	$(72,785)		$(104,234)

(1)
Expanets' loss before minority interests includes $5.2 million of after tax interest expense on amounts due to NorthWestern.

	Nine months ended September 30, 2002
	HVAC (Blue Dot)	Communications (Expanets)		Total
	(in thousands)
Income (loss) before minority interests	$(4,109)	$(74,739	)(2)	$(78,848)
Preferred dividends	(19,785)	(24,100)		(43,885)
Management fees	(2,285)	(6,764)		(9,049)

Net income (loss) available to common equity holders	$(26,179)	$(105,603)		$(131,782)

Income (loss) allocation to shareholders:
NorthWestern	$(20,661)	$(123)		$(20,784)
Minority interests	(5,518)	(105,480)		(110,998)

Total	$(26,179)	$(105,603)		$(131,782)

(2)
Expanets' loss before minority interests includes $1.8 million of after tax interest expense on amounts due to NorthWestern.

        Preferred dividends for the nine months ended September 30, 2002 of $32.4 and $29.2 million for Expanets and Blue Dot, respectively, represent increases of $8.5 million and $9.4 million, respectively, which reflect increased investments by NorthWestern in the preferred stock of each entity. Corporate allocations for the nine months ended September 30, 2002 of $3.1 and $2.1 million for Expanets and Blue Dot, respectively, represent decreases of $3.6 million and $0.2 million, respectively, for Expanets and Blue Dot. The decrease at Expanets is primarily due to reduced services provided by NorthWestern related to the transition and integration expenses related to the acquisition of the Lucent GEM assets. The decrease at Blue Dot is due to a reduction of corporate services provided by NorthWestern.

        During the second quarter and third quarters of 2002, Blue Dot completed five acquisitions. Consideration paid to the sellers in these acquisitions included cash consideration of $15.6 million and the issuance of Blue Dot common stock. No value has been assigned to the common stock for these acquisitions.

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

        The Corporation adopted SFAS No. 142 effective January 1, 2002, retained an independent appraiser to determine whether an impairment charge was necessary at the date of adoption, and such independent appraiser determined that no impairment charge was required at the date of adoption. We have selected October 1 as the date for our annual goodwill impairment test. The annual valuations are currently in process for all reporting units. CornerStone adopted SFAS No. 142 during its fiscal year ended June 30, 2001. As noted in CornerStone's Current Report on Form 8K dated September 11, 2002, filed with the Securities and Exchange Commission on September 12, 2002, CornerStone's preliminary evaluation of the impact of adopting SFAS No. 142 indicates that CornerStone is likely to have a material writeoff of its goodwill and intangibles. Amortization of goodwill totaled $11.3 million, $19.8 million and $7.0 million for the years ended December 31, 2001, 2000 and 1999, respectively, excluding CornerStone. Had we adopted the provisions of SFAS No. 142 in those years, it would have resulted in an increase to earnings on common stock, net of taxes and minority interests, of $8.6 million, $6.3 million and $20,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Basic earnings per share would have increased $0.35 and $0.27 for 2001 and 2000, respectively, with no impact for 1999. Diluted earnings per share would have increased by $0.36 and $0.27 for 2001 and 2000, respectively, with no impact for 1999.

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

        SFAS No. 143, Accounting for Asset Retirement Obligations, was issued in August2001. It addresses financial accounting and reporting for obligations associated with the retirement of tangible longlived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The impact on our results of operations and financial position is currently under review by management.

        SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, was issued in October 2001. It establishes a single accounting model for longlived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 effective January 1, 2002.

        SFAS No. 145, Rescission of FASB Statements No.4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002. It eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. It also requires saleleaseback treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We will adopt SFAS No. 145 on January 1, 2003. As a result of the adoption, effective January 1, 2003, the Corporation will be required to reflect the extraordinary loss on debt extinguishments of $13.5 million, net of tax, incurred in 2002 as part of operations.

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

RELATED PARTY TRANSACTIONS

        In order to provide a recruitment and retention incentive, NorthWestern adopted a longterm equity incentive program in September 1999 in which certain key executives of NorthWestern and key team members of NorthWestern Growth Corporation, which initiates strategic investments for NorthWestern, were provided the opportunity to make personal investments. The investment entity was structured as a limited liability company, is controlled and substantially owned by NorthWestern, and enables the investors to participate in longterm capital appreciation resulting from increases in the value of NorthWestern's interests in Blue Dot, Expanets and CornerStone above benchmark rates of return to NorthWestern approved by the independent Compensation Committee of NorthWestern's Board of Directors. Participants benefit in any such capital appreciation on a pro rata basis with the other holders of equity interests in such entities after achievement of the benchmark rate of return to NorthWestern. The interest of NorthWestern executives in the limited liability company upon formation collectively represented a less than 0.5% interest in each of Blue Dot, Expanets and CornerStone. The limited liability company has no indebtedness and is consolidated in NorthWestern's financial statements. No losses of these subsidiaries have been allocated to the minority interest owned by the limited liability company. NorthWestern has the right to acquire the limited liability company interests of the investors under specified circumstances, including termination of employment. In the year ended December 31, 2001, the following executive officers of NorthWestern received distributions in respect of the transfer to NorthWestern of a portion of their vested interests: M. Lewis, chief executive officer, $1.1 million; R. Hylland, president, $0.8 million; D. Newell, senior vice president, $0.8 million; E. Jacobsen, senior vice president, $0.4 million; and K. Orme, chief financial officer, $0.1 million. This recruitment and retention program is no longer being utilized to provide longterm equity incentives and is no longer open to new participants, although the preexisting interests of the participants remain outstanding.

Recent Litigation

        In December 1999, The Montana Power Company, now known as Touch America Holdings, Inc. completed the sale of its electric generation assets to PPL Montana. On August 16, 2001, eight individuals filed a lawsuit in Montana State District Court, naming Montana Power, all of its outside directors and certain officers, PPL Montana, and Goldman Sachs as defendants (the "Litigation"), alleging that Montana Power and its directors and officers and investment bankers had a legal obligation and/or a fiduciary duty to obtain shareholder approval before consummating the sale of the electric generation assets to PPL Montana. The plaintiffs further allege that because the Montana Power shareholders did not vote to approve the sale, the sale of the generation assets is void and PPL Montana is holding these assets in constructive trust for the shareholders. Alternatively, the plaintiffs allege that Montana Power shareholders should have been allowed to vote on the sale of the generation assets and, if an appropriate majority vote was obtained in favor of the sale, the objecting shareholders should have been given dissenters' rights. The plaintiffs have amended the complaint to add Milbank Tweed, The Montana Power, L.L.C., Touch America Holdings, Inc. and the purchasers of the energy-related assets and have claimed that MPC and the other defendants engaged in a series of integrated transactions to sell all or substantially all of its assets and deprive the shareholders of a vote.

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

        In 1999, Montana Power entered into an Asset Purchase Agreement with PPL Montana pursuant to which Montana Power agreed to sell, among other assets, its portion of the 500kilovolt transmission system associated with Colstrip Units 1, 2, and 3 for $97.1 million, subject to the receipt of required regulatory approvals. As part of the Touch America reorganization described above, The Montana Power, L.L.C. acquired Montana Power's rights under the Asset Purchase Agreement. In September 2002, NorthWestern Energy LLC brought suit in Montana State District Court to compel PPL Montana to perform its obligations under the Asset Purchase Agreement and to recover damages. The case has been removed to the Federal District Court in Butte, Montana. NorthWestern believes our claims are meritorious and we intend to vigorously prosecute this litigation. At this early stage of the litigation, however, we cannot predict the ultimate outcome of this matter or how it may affect our financial position, results of operations, or cash flows.

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

ITEM 4.    CONTROLS AND PROCEDURES

        (a)  Within the 90-day period prior to the date of this Amendment No. 2, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). As a result of this review and evaluation, which was conducted in the course of preparing our financial statements for the year ended December 31, 2002 and in connection with the corresponding audit by our independent auditors, Deloitte & Touche LLP, management determined that our internal controls have not meet our expectations and goals.

        In particular, the EXPERT enterprise software system used by our subsidiary, Expanets, has significantly failed to provide the intended functionality and information. We were unable to identify billing problems and related accounting problems in a timely manner during 2002. Expanets experienced severe complications with its EXPERT enterprise software system throughout 2002, including order entry and customer fulfillment, billing and collection functions, an inability to provide timely and complete billing detail for a majority of Expanets' customers, numerous reporting deficiencies that prevented management from receiving critical accounts receivable and cash application data in a timely manner and problems relating to data migration from Avaya's system, some of which were due to underlying problems with the Avaya database and faulty data migration scripting performed by Expanets utilized in the migration. Expanets was forced to resort to manual journal entries in many instances. Throughout 2002, Expanets has made continuing efforts to correct deficiencies in the EXPERT system. As a result of these efforts, which are ongoing, Expanets identified certain maintenance billing problems with its EXPERT system and manual journal entries that required reversal of previously recorded maintenance revenue. Further, we determined that our revenues, accounts receivable reserves and write-offs and billing adjustments reserves were not correctly stated in previously reported unaudited quarterly results. In the course of preparing our financial statements for the year ended December 31, 2002 and in connection with the corresponding audit, we also determined that certain costs related to the EXPERT system were inappropriately capitalized and that certain accounting procedures being used with respect to revenue recognition and account receivable reserve methodology were not appropriate for Expanets.

        In addition, our financial reporting infrastructure has been significantly challenged as a result of our dramatic growth, from annual revenues of approximately $200 million in 1997 to annual revenues of approximately $2 billion in 2002. We have experienced a lack of continuity and retention of qualified accounting personnel, and have had difficulties in hiring an adequate number of qualified replacements on a timely basis. We have determined that the absence of a functioning internal auditing department and integrated information systems have limited our ability to adequately review subsidiary financial information. We may have experienced inconsistent application of and adherence to our policies and procedures by certain personnel. These factors have made it clear to management that the depth and training of its accounting staff needs improvement.

        We have advised our Audit Committee of our Board of Directors that, in the course of preparing our year-end 2002 financial statements and in undergoing our 2002 audit, we noted the deficiencies in internal controls described above relating to:

  •
  the evaluation of appropriate reserves for accounts receivable and billing adjustments specifically at Expanets;

  •
  timely evaluation and substantiation of material account balances;

  •
  supervision, staffing and training of accounting personnel.

        Our independent auditors, Deloitte & Touche LLP, has advised the Audit Committee that these internal control deficiencies constitute reportable conditions and, collectively, a material weakness as defined in Statement on Auditing Standards No. 60. Immediately prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2002, we filed amended Quarterly Reports on Form 10-Q/A for the periods ended March 31, 2002, June 30, 2002, and September 30, 2002, including this Amendment No. 2. The amended Quarterly Reports principally restate prior reported results and include additional disclosures in the appropriate period as a result of the foregoing weaknesses in our internal controls.

        With the assistance of our advisors, we continue to evaluate methods to improve our internal controls and procedures. We have taken or plan to take corrective actions, such as the following, as necessary:

  •
  Retained an outside consulting firm to review many aspects of the EXPERT system;

  •
  Retained outside legal counsel and a consulting firm to evaluate the Company's existing internal controls and disclosure controls and make suggestions for improvements;

  •
  Hired a Vice President, Audit and Controls, reporting directly to our chief executive officer, to monitor and review our internal controls;

  •
  Improving the communication to all employees of our corporate code of conduct in a form and content complying with the Sarbanes-Oxley Act;

  •
  Further addition of personnel to the accounting department at Expanets to provide resources to perform additional manual reconciliations, data tracking, and reporting until EXPERT system enhancements and improvements can be developed and installed;

  •
  Adoption of improved accounting policies, procedures and internal controls for the periodic consolidated financial closing process, including closer management review of subsidiary financial information, prioritization and clarification of enterprise-wide risk management responsibilities, and documentation of inter-company transactions;

  •
  Improving the communication between operating, financial and management functions, and expanding our formal reporting procedures;

  •
  Addition of personnel in our accounting and internal audit departments as well as more clearly defining responsibilities, supervision and training of existing personnel; and

  •
  Performance evaluations of all members of our internal financial staff and, if deemed necessary, the taking of prompt disciplinary action as well as other appropriate action regarding our employees so as to strengthen compliance with our Sarbanes-Oxley compliance procedures.

        We have also performed substantial additional procedures designed to ensure that these disclosure and internal control deficiencies did not result in material misstatements in our consolidated financial statements contained in this Amendment No. 2 and in our Annual Report on Form 10-K for the year ended December 31, 2002 and do not result in material mistatements in our future consolidated financial results.

        (b)  Other than as described above, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date we carried out our evaluation.

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

(b)
Reports on Form 8-K

        We filed a Current Report on Form 8-K with the SEC on August 2, 2002 to file as an exhibit a July 31, 2002 press release announcing that the we were reviewing CornerStone Propane Partners, L.P.'s announcement that it elected to delay making an interest payment on its debt and is continuing to review financial restructuring and strategic opportunities. In addition, we reaffirmed our fullyear earnings target of $2.30 to $2.55 per share from continuing operations.

        We filed a Current Report on Form 8-K with the SEC on August 8, 2002 to file as an exhibit a press release discussing second quarter 2002 results.

        We filed a Current Report on Form 8-K with the SEC on August 14, 2002 to file as exhibits the sworn statements of each of the Principal Executive Officer, Merle D. Lewis, and Principal Financial Officer, Kipp D. Orme, of NorthWestern Corporation pursuant to SEC Order No. 4460.

        We filed a Current Report on Form 8-K with the SEC on August 16, 2002 to file as an exhibit the Annual Report on Form 10K for the year ended December 31, 2001 of NorthWestern Energy, L.L.C., our wholly-owned subsidiary, in order to permit us to incorporate the exhibit into our Registration Statement on Form S4 (File No. 33386888) for the registration under the Securities Act of 1933, as amended, of $250 million aggregate principal amount of our 7 7/8% Notes due March 15, 2007 and $470 million aggregate principal amount of our 8 3/4% Notes due March 15, 2012, issuable in exchange for $250 million aggregate principal amount of our 7 7/8% Notes due March 15, 2007 and $470 million aggregate principal amount of our 8 3/4% Notes due March 15, 2012, respectively, which were offered and sold on March 13, 2002 in a transaction exempt from registration under the Securities Act.

        We filed a Current Report on Form 8-K with the SEC on September 20, 2002 to file as exhibits its financial statements as of and for the year ended December 31, 2001, as audited by Deloitte & Touche LLP, our new auditors, our press release announcing the reaudit of our financial statements by Deloitte & Touche LLP and the consent of Deloitte & Touche LLP to the incorporation by reference of their report on out December 31, 2001 audited financial statements into our effective registration statements on Forms S3.

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

NORTHWESTERN CORPORATION
Date: April 15, 2003	By:	/s/ KIPP D. ORME Kipp D. Orme Vice President Chief Financial Officer

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

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 2 is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. 2 (the "Evaluation Date"); and

(c)
presented in this Amendment No. 2 our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this Amendment No. 2 whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 2 is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. 2 (the "Evaluation Date"); and

(c)
presented in this Amendment No. 2 our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this Amendment No. 2 whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
PART I. FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
NORTHWESTERN CORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in thousands, except per share amounts)
NORTHWESTERN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)
Income Statement Consolidating Schedule Three Months Ended September 30, 2002 (in thousands)
Balance Sheet Consolidating Schedules September 30, 2002 (in thousands)
Cash Flow Statement Consolidating Schedule Nine Months Ended September 30, 2002 (in thousands)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX