Form 10-K
period 2002-12-31
NORTHWESTERN CORP
filed 2003-04-16
CIK 73088

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to                                     .

Commission File Number: 0-692

NORTHWESTERN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	46-0172280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
125 S. Dakota Avenue, Sioux Falls, South Dakota	57104
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 605-978-2908

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $1.75 par value, and related Common Stock Purchase Rights
Company Obligated Mandatorily Redeemable Security of Trust Holding Solely Parent Debentures, $25.00 liquidation amount	All listed on New York Stock Exchange
Common Stock Purchase Rights

Securities registered under Section 12(g) of the Act:

Preferred Stock, Par Value $100
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        As of June 28, 2002, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $464,375,116, computed using the last sales price of $16.95 per share of the registrant's common stock on June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange.

        As of April 7, 2003, 37, 396,762 shares of the registrant's common stock, par value $1.75 per share, were outstanding.

Documents Incorporated by Reference

None

NORTHWESTERN CORPORATION
FORM 10-K
INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        On one or more occasions, we may make statements in this Annual Report on Form 10-K regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included herein relating to management's current expectations of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

  •
  our ability to fully address and correct inadequacies or material weaknesses in our internal controls and to thereafter maintain effective systems of internal controls;

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

  •
  the risk of vendors requiring additional credit support, including letters of credit, or other constraints on trade credit;

  •
  increases in interest rates;

  •
  the rate of growth and economic conditions in our service territories;

  •
  changes in general economic and competitive conditions in the markets in which we may compete; and

  •
  risks regarding business uncertainties related to the occurrence of natural disasters, war, hostilities and the threat of terrorist actions.

        We have attempted to identify, in context, certain of the factors that we believe may cause actual future experiences and results to differ materially from our current expectation regarding the relevant matter of subject area. In addition to the items specifically discussed above, our business and results of operations are subject to the uncertainties described under the caption "Risk Factors" which is a part of the disclosure included in Item 7 of this report on Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, Proxy Statements on Schedule 14A, press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this report on Form 10-K, our reports on Forms 10-Q and 8-K, Proxy Statements on Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Form 10-K, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Form 10-K or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

        We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the Commission on Forms 10-Q and 8-K and Proxy Statements on Schedule 14A.

        Unless the context requires otherwise, references to "we," "us," "our," "NorthWestern Corporation" and "NorthWestern" refer specifically to NorthWestern Corporation and its subsidiaries and references to "NorthWestern Energy LLC" refer to NorthWestern Energy, L.L.C., our wholly-owned subsidiary.

Part I

ITEM 1. BUSINESSES

OVERVIEW

        NorthWestern Corporation is one of the largest providers of electricity and natural gas in the Upper Midwest and Northwest, serving approximately 598,000 customers in Montana, South Dakota and Nebraska. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 through our energy division, NorthWestern Energy, formerly NorthWestern Public Service. In February 2002, we completed the acquisition of the electric and natural gas transmission and distribution business of The Montana Power Company for $478 million in cash and the assumption of $511 million in existing debt and mandatorily redeemable preferred securities of subsidiary trusts of The Montana Power Company, net of cash received. As a result of the acquisition, from February 15, 2002, the closing date of the acquisition, through November 15, 2002, we distributed electricity and natural gas in Montana through our wholly owned subsidiary, NorthWestern Energy LLC. Effective November 15, 2002, we transferred all of the energy and natural gas transmission and distribution operations of NorthWestern Energy LLC to NorthWestern Corporation and since that date, we have operated that business as part of our NorthWestern Energy division. We are operating our utility business under the common name "NorthWestern Energy" in all our service territories.

        We operate our business in five reporting segments:

  •
  electric utility operations;
  •
  natural gas utility operations;
  •
  communications;
  •
  heating, ventilation and air conditioning, or HVAC, and plumbing related services; and
  •
  all other, which primarily consists of our other miscellaneous service and non-energy related operations and activities that are not included in the other identified segments, together with the unallocated corporate costs and investments, and any eliminating amounts.

For additional information related to our industry segments, see Note 23 of "Notes to Consolidated Financial Statements," included in Item 8 herein.

        We also have made significant investments in three non-energy businesses:

  •
  Expanets, Inc., or Expanets, a provider of networked communications and data services and solutions to medium sized businesses nationwide:
  •
  Blue Dot Services Inc., or Blue Dot, a nationwide provider of air conditioning, heating, plumbing and related services; and
  •
  CornerStone Propane Partners, L.P., or CornerStone, a publicly traded limited partnership (OTC: CNPP.PK) that is a retail propane and wholesale energy related commodities distributor.

        Our experience with our non-energy businesses has been very disappointing. They have adversely impacted our overall results of operations, financial condition and liquidity for the past three years. See Note 23 of "Notes to Consolidated Financial Statements," included in Item 8 herein. We have written off our investment in CornerStone and have written off substantially all of our investments in Expanets and Blue Dot. In particular, Expanets has suffered from the continued deterioration of business in the telecommunications markets and billings and collections problems caused by the problems encountered during the conversion to its EXPERT enterprise system. During 2002, we recorded the following charges aggregating approximately $878.5 million:

•	Impairment of Blue Dot goodwill and other long-lived assets	$301.7 million
•	Impairment of Expanets goodwill and other long-lived assets	$288.7 million
•	Discontinued operations of CornerStone Propane, net of tax benefits	$101.7 million
•	Valuation allowance for deferred tax assets	$71.5 million
•	Expanets billing adjustments and accounts receivable write-offs and reserves	$65.8 million
•	Impairment of Montana First Megawatts project	$35.7 million
•	Retirement of acquisition term loan, net of tax benefits	$13.4 million

        We have incurred a significant amount of debt as a result of the investments we made in Expanets, Blue Dot, and CornerStone and our purchase of the electric and natural gas transmission and distribution business formerly owned by The Montana Power Company. At December 31, 2002, we had a common stockholders' deficit of $456.1 million and currently have $2.2 billion in debt and trust preferred instruments outstanding. The performance of Expanets, Blue Dot, and CornerStone has not met our expectations. It has become increasingly apparent that we will never recover our investments in these entities and that these entities will not generate cash flows in sufficient amounts to provide meaningful contributions to our debt service.

        In February 2003, we closed and received funds from a $390.0 million senior secured term loan. The net proceeds of $366.0 million, after payment of financing fees and costs, were used to repay approximately $260 million of outstanding debt and accrued interest and retire approximately $20 million of outstanding letter-of-credit commitments under our existing $280 million bank credit facility. The remaining proceeds will be used to provide working capital and for general corporate purposes.

        Also in February 2003, we outlined the elements of a turnaround plan that we are implementing. We will return our focus to our core utility business. We propose to sell or dispose of our non-core assets, including Expanets, Blue Dot, the Montana First Megawatts generation project, and several other smaller investments we have made and to enforce our sale of our Colstrip Transmission Line. We no longer hold a direct or indirect economic equity interest in CornerStone; accordingly, the results of CornerStone's operations are no longer reflected in our financial statements. We have told Expanets and Blue Dot that they must become financially independent from us. We are unwilling to provide additional financial support to Blue Dot or Expanets and the Montana Public Service Commission will not let us make advances of more than $10 million in the aggregate to our non-regulated businesses without their prior approval. To the extent possible under our senior secured term loan, we intend to use any proceeds from sales of non-core assets to reduce our debt.

        Our senior secured term loan contains certain restrictions on the sale or disposition of assets, including non-core assets, and on the prepayment of the senior secured term loan and our other indebtedness. However, in the event of the sale of non-core or other assets having a fair market value of less than 10% of the value of the consolidated tangible assets of our utility business as of December 17, 2002, the reference date for the senior secured term loan, we must first offer the net proceeds of such sale to our lenders and, if such offer is rejected, we may use such proceeds to prepay other indebtedness. If we are unable to prepay debt as a result of these or other restrictions, we intend to retain the proceeds of any sale of non-core assets, or surplus cash, until the maturity date of such debt, at which time those funds would be applied to such debt.

        For our utility only operations, which excludes Blue Dot, Expanets, and all other unregulated entities, and absent proceeds from the sale of non-core assets, we estimate the following for the years 2003 and 2004 ($ are approximate and in millions):

	2003	2004
Cash flows from operating activities(1)	$30	$80
Cash flows used in investing activities(2)	(60)	(60)
Cash flows provided (used) in financing activities(3)	32	(39)
Increase (decrease) in cash and cash equivalents	$2	$(19)
(1)
The 2003 amount includes a net decrease in working capital of approximately $45 million and interest payments of approximately $140 million. The 2004 amount includes a net decrease in working capital of approximately $15 million and interest payments of approximately $140 million.
(2)
These amounts are comprised of capital expenditures.
(3)
The 2003 amount represents the net total of our currently anticipated financing activities for 2003 and is comprised of the following:

Net proceeds—Senior secured term loan	$366
Repayment of outstanding debt and retirement of letters-of-credit with proceeds from senior secured loan	(280)
Trust preferred dividend payments	(30)
Other debt payments	(24)

Cash flows provided by financing activities	$32

  We have the right to defer payment of our trust preferred dividend payments for up to 20 consecutive quarters. The 2004 amount includes trust preferred dividend payments of approximately $30 million, and other debt payments of approximately $9 million.

        Based on our current plans and business conditions, we expect that our available cash, cash equivalents and investments, together with amounts generated from operations, will be sufficient to meet our cash requirements for at least the next twelve months. However, due to a decrease in cash and cash equivalents during 2004, we believe that we may need additional funding sources or proceeds from the sale of non-core assets, by the end of 2004 or early in 2005. Commencing in 2005, we face substantial debt reduction payments. Absent the receipt of significant proceeds from the sale of non-core assets, the raising of additional capital or a restructuring of our debt, we will not have the ability to reduce our debt or meet our maturing debt obligations. Even if we are successful in selling some or all of our non-core assets, we will have to restructure our debt or seek new capital.

        We have advised our Audit Committee of our Board of Directors that in the course of our 2002 year-end closing process and 2002 audit, we noted deficiencies in internal controls relating to: timely evaluation and substantiation of material account balances; and supervision, staffing, and training of accounting personnel. At that time, we discussed our evaluation of appropriate reserves for accounts receivable and billing adjustments. With the assistance of advisors, we continue to evaluate methods to improve our internal controls and procedures.

        We were incorporated in Delaware in 1923. Our principal office is located at 125 S. Dakota Avenue, Sioux Falls, South Dakota 57104 and our telephone number is (605) 978-2908. We maintain an internet site at http://www.northwestern.com which contains information concerning us and our subsidiaries. During the fourth quarter of 2002, we began making available our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, along with our annual report to shareholders and other information related to us, free of charge, on this site as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. Our internet website and those of our subsidiaries and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K and should not be considered a part of this Annual Report on Form 10-K.

ENERGY BUSINESSES

    Electric Operations

  Services, Service Areas and Customers

  Montana

        We operate a regulated electric utility business in Montana through our NorthWestern Energy division. Our Montana electric utility business consists of an extensive electric transmission and distribution network. Our Montana service territory covered approximately 107,600 square miles, representing approximately 73% of Montana's land area as of December 31, 2002, and included approximately 786,000 people according to the 2000 census. We also transmit electricity for non-regulated entities owning generation facilities, other utilities and power marketers in Montana. In 2002, by category, residential electric transmission and distribution sales, and commercial and industrial transmission and distribution sales accounted for approximately 42% and 54% of our Montana electric utility revenue, respectively.

        Our Montana electric transmission system consists of approximately 7,000 miles of transmission lines, ranging from 50 to 500 kilovolts, 260 circuit segments and 125,000 transmission poles with associated transformation and terminal facilities as of December 31, 2002, and extends throughout the western two-thirds of Montana from Colstrip in the east to Thompson Falls in the west. Our 230 kilovolt and 161 kilovolt facilities form the backbone of our Montana transmission system. Lower voltage systems, which range from 50 kilovolts to 115 kilovolts, provide for local area service needs. We also jointly own a 500 kilovolt transmission system that is part of the Colstrip Transmission System, which transfers Colstrip generation to markets within the state and west of Montana. The system has interconnections with five major non-affiliated transmission systems located in the Western Electricity Coordinating Council area, as well as one interconnection to a system that connects with the Mid-Continent Area Power Pool region. With these interconnections, we also transmit power to and from diverse interstate transmission systems, including those operated by Avista Corporation; Idaho Power Company, a division of Idacorp, Inc.; PacifiCorp; the Bonneville Power Administration; and the Western Area Power Administration.

        As of December 31, 2002, we delivered electricity to approximately 299,000 customers in 191 communities and their surrounding rural areas in Montana, including Yellowstone National Park. We also delivered electricity to rural electric cooperatives in Montana that served approximately 76,000 customers as of December 31, 2002. Our Montana electric distribution system consisted of approximately 16,400 miles of overhead and underground distribution lines and approximately 375 transmission and distribution substations as of December 31, 2002.

  South Dakota

        We operate our regulated electric utility business in South Dakota through our NorthWestern Energy division as a vertically integrated generation, transmission and distribution utility. Our electricity revenues in South Dakota are generated primarily through:

  •
  residential generation, transmission and distribution sales,
  •
  commercial and industrial generation, transmission and distribution sales, and
  •
  wholesale sales.

        We have the exclusive right to serve an assigned service area in South Dakota comprised of 25 counties with a combined population of approximately 99,500 people according to the 2000 census. We provided retail electricity to over 57,000 customers in 108 communities in South Dakota as of December 31, 2002. In 2002, by category, including supply for non-choice customers, commercial and industrial, residential, wholesale and other sales accounted for approximately 50%, 39%, 8% and 3% of our electric utility revenue, respectively.

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

        Our transmission and distribution network in South Dakota consists of approximately 3,100 miles of overhead and underground transmission and distribution lines across South Dakota as well as 120 substations as of December 31, 2002. We have interconnections and pooling arrangements with the transmission facilities of Otter Tail Power Company, a division of Otter Tail Corporation; Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc.; Xcel Energy Inc.; and the Western Area Power Administration. We have emergency interconnections with the transmission facilities of East River Electric Cooperative, Inc. and West Central Electric Cooperative. These interconnections and pooling arrangements enable us to arrange purchases or sales of substantial quantities of electric power and energy with other pool members and to participate in the benefits of pool arrangements.

  Competition and Demand

        Although Montana customers have a choice with regard to electricity suppliers, we do not currently face material competition in the transmission and distribution of electricity within our Montana service territory. Direct competition does not presently exist within our South Dakota service territory for the supply and delivery of electricity. Our service territory in South Dakota was assigned to us by the South Dakota Public Utilities Commission pursuant to the South Dakota Public Utilities Act, effective March 1976. Pursuant to the South Dakota Public Utilities Commission grant, we have the exclusive right to provide fully bundled services to all present and future electric customers within our assigned territory for so long as the service provided is adequate. There have been no allegations of inadequate service since assignment in 1976. The assignment of a service territory is perpetual under current South Dakota law.

        We sell a portion of the electricity generated in facilities that we own jointly into the wholesale market. We face competition from other electricity suppliers with respect to our wholesale sales. However, we make such wholesale sales with respect to electricity in excess of our load requirements and such sales are not a material part of our business or operating strategy.

        Competition for various aspects of electric services is being introduced throughout the country that will open utility markets to new providers of some or all traditional utility services. Competition in the utility industry is likely to result in the further unbundling of utility services as has occurred in Montana. Separate markets may emerge for generation, transmission, distribution, meter reading, billing and other services currently provided by utilities as a bundled service. At present, it is unclear when or to what extent further unbundling of utility services will occur. We do not expect deregulation in South Dakota in the near future, but it is unclear if and when such competition will begin to affect our other territories. Some competition currently exists within our Montana and South Dakota service territories with respect to the ability of some customers to self-generate or by-pass parts of the electric system, but we do not believe that such competition is material to our operations. Potential competitors may also include various surrounding providers as well as national providers of electricity.

        In our Montana service territory, peak demand was approximately 1,390 megawatts, the average daily load was approximately 944 megawatts, and over 8,270,283 megawatt hours were delivered to choice and default supply customers during the year ended December 31, 2002. In our South Dakota service territory, peak demand was approximately 327 megawatts, including required reserve margins, the average hourly load was approximately 124 megawatts, and over 1,092,868 megawatt hours were delivered during the year ended December 31, 2002.

  Electricity Supply

  Montana

        In Montana, we purchase substantially all of our power from third parties. We have power-purchase agreements with PPL Montana for 450 megawatts on-peak and 300 megawatts off-peak, and Duke Energy for 111 megawatts on and off peak. We also have 12 "qualifying facility" contracts that The Montana Power Company was required to enter into under the Public Utility Regulatory Policies Act of 1978, which provide a total of 101 megawatts of firm winter peak capacity. We have secured an additional contract from Thompson River Co-gen, LLC for 10 megawatts and are negotiating with additional parties with respect to three contracts aggregating approximately 190 megawatts, including a contract for 130 megawatts with Montana First Megawatts, our affiliate. In addition, we have recently completed a request for proposals, or RFPs, for wind generation and are currently reviewing such competitive bids to complement the supply portfolio. We believe that these arrangements, in conjunction with our ability to make open market purchases, are sufficient to meet our power supply needs through June 30, 2007, the end of the deregulation transition period in Montana. For more information about our obligations as a result of deregulation in Montana during the statutory transition period, see "Utility Regulation—Montana."

        These open market purchases, along with the Montana Public Service Commission, or MPSC, approved base load supply, are being recovered through an annual electricity cost tracking process pursuant to which rates are based on estimated electricity loads and electricity costs for the upcoming tracking period and are annually reviewed and adjusted by the MPSC for any differences in the previous tracking year's estimates to actual information. This process is similar to the cost recovery process that has been utilized for more than 20 years in Montana, South Dakota and other states for natural gas purchases for residential and commercial customers. The MPSC further stated that we have an ongoing responsibility to prudently administer its supply contracts and the energy procured pursuant to those contracts for the benefit of ratepayers.

        On March 27, 2001, we announced our plan to construct Montana First Megawatts, a 260 megawatt, natural gas-fired, combined-cycle electric generation facility. We commenced construction of the facility, located in Great Falls, Montana, in early November 2001. In light of the uncertainties regarding regulatory review of the Montana First Megawatts' power sales contract with NorthWestern Energy, and resulting difficulties in funding the project due to such uncertainties, we suspended construction on the project in June 2002. The facility is fully permitted and we estimate that a buyer of such facility could complete the project in approximately twelve months following the recommencement of construction activities. As part of our turnaround plan, we are evaluating our options with respect to the disposition of all or a substantial portion of our ownership interest in the project. We estimate total construction, development and related costs will be approximately $180 million inclusive of our existing investment. As of and at December 31, 2002, we determined that absent regulatory approval of the Montana First Megawatts' power sales contract with NorthWestern Energy, the value of the project was equal to the estimated salvage value of project equipment, so we recorded an impairment charge of $35.7 million against our investment of approximately $78.4 million in the project. Due to adverse changes to the independent power generation development market, absent receipt of necessary regulatory approvals of the power sales contract, there is no assurance that we will be able to sell this asset at a favorable price, if at all, and therefore, we may be required to take additional charges.

        On June 19, 2002, our power marketing affiliate entered into two five-year power supply contracts to supply a total of approximately 20 megawatts of electricity to customers located in Montana. These supply obligations commenced on July 1, 2002 and continue through June 30, 2007. Our affiliate secured supply to cover these contractual obligations through June 30, 2003. We intend to enter into new supply arrangements and/or make open market purchases to cover the remaining term of these supply obligations.

        NorthWestern Energy leases a 30% share of Colstrip Unit 4, an 805 megawatt gross capacity coal-fired power plant located in southeastern Montana through the unregulated Colstrip Unit 4 Lease Management Division of NorthWestern Energy. A long-term coal supply contract with Western Energy Company provides the coal necessary to run the plant. We sell our leased share of Colstrip Unit 4 generation, representing approximately 222 megawatts at full load, principally to Duke Energy Trading & Marketing and to Puget Sound Energy under agreements expiring December 20, 2010.

  South Dakota

        Most of the electricity that we supply to customers in South Dakota is generated by power plants that we own jointly with unaffiliated parties. In addition, we have several wholly owned peaking/standby generating units that are installed at nine locations throughout our service territory. Details of our generating facilities are described further in the chart below. Each of the jointly owned plants is subject to a joint management structure. Except as otherwise noted, we are entitled to a proportional share of the electricity generated in our jointly owned plants and are responsible for a proportional share of the operating expenses, based upon our ownership interest. Most of the power allocated to us from these facilities is distributed to our South Dakota customers, although in 2002, approximately 23% of the power was sold in the wholesale market. Our facilities had a total net summer peaking capacity in 2002 of approximately 312 megawatts.

Name and Location of Plant	Fuel Source	Our Ownership Interest	Our Share of 2002 Peak Summer Demonstrated Capacity	% of Total 2002 Peak Summer Demonstrated Capacity
Big Stone Generating Station, located near Big Stone City in northeastern South Dakota	Sub-bituminous coal	23.4%	106.8 megawatts	34.2%
Coyote I Electric Generating Plant, located near Beulah, North Dakota	Lignite coal	10%	42.7 megawatts	13.7%
Neal Electric Generating Unit No. 4, located near Sioux City, Iowa	Sub-bituminous coal	8.7%	55.9 megawatts	17.9%
Miscellaneous combustion turbine units and small diesel units (used only during peak periods)	Combination of fuel oil and natural gas	100%	106.6 megawatts	34.2%

Total Capacity			312.0 megawatts	100%

        We have entered into an agreement to purchase up to 28 megawatts of firm summer capacity from Basin Electric Generating Co. to assist in meeting peak demands during the summer of 2003. We also have contracted with MidAmerican Energy Company to supply firm capacity energy as follows during the years 2004-2006: 32 megawatts in 2004; 36 megawatts in 2005; and 40 megawatts in 2006. In addition, we are a member of the Midcontinent Area Power Pool, which is an area power pool arrangement consisting of utilities and power suppliers having transmission interconnections located in a nine-state area in the North Central region of the United States and in two Canadian provinces. The terms and conditions of the Midcontinent Area Power Pool agreement and transactions between

Midcontinent Area Power Pool members are subject to the jurisdiction of the Federal Energy Regulatory Commission, or the FERC.

        The 2002 peak demand in our South Dakota service areas was approximately 327 megawatts, including required reserve margins, and the average daily load in South Dakota during 2002 was approximately 124 megawatts. Our share of generation capacity from jointly owned plants exceeded the average daily load in 2002 and our total system capability through our generating facilities and supply contract with Basin Electric Generating at the time of peak demand was approximately 340 megawatts. We believe we have adequate supplies through our share of generation from jointly owned plants, existing supply contracts, Midcontinent Area Power Pool power swap availability and capacity for sale in the current market to meet our power supply needs during the next few years.

        We have a resource plan that includes estimates of customer usage and programs to provide for economic, reliable and timely supplies of energy. We continue to update our load forecast to identify the future electric energy needs of our customers, and we evaluate additional generating capacity requirements on an ongoing basis. This forecast shows customer peak demand growing modestly, which will result in the need to add peaking capacity in the future. However, we have adequate baseload generation capacity to meet customer supply needs in the foreseeable future.

  Electricity Generation Costs

        Coal was used to generate approximately 95% of the electricity utilized for South Dakota operations for the year ended December 31, 2002. Our natural gas and fuel oil peaking units provided the balance. We have no nuclear exposure. The fuel for our jointly owned base load generating plants is provided primarily through supply contracts of various lengths with several coal companies. The coal contracts for our baseload plants have varying lengths and terms. Currently, there is upward pressure on coal prices, which may result in modest increases in costs to our customers as we pass these costs through in our rates. The average cost by type of fuel burned is shown below for the periods indicated:

	Cost per Million BTU for the Year Ended December 31,
Fuel Type				Percent of 2002 Megawatt Hours Generated
	2000	2001	2002
Sub-bituminous-Big Stone	$.96	$1.07	$1.24	48.60%
Lignite-Coyote*	.83	.75	.66	20.90
Sub-bituminous-Neal	.80	.71	.80	30.40
Natural Gas	5.40	4.26	6.68	0.05
Oil	4.31	5.16	2.04	0.05

*
Includes pollution control reagent.

        During the year ended December 31, 2002, the average delivered cost per ton of fuel for our base load plants was $20.91 at Big Stone, $11.12 at Coyote and $13.55 at Neal. Changes in our fuel costs are passed on to customers through the operation of the fuel adjustment clause in our South Dakota tariffs. For a discussion of federal regulations regarding the use of coal to produce electricity, see "Utility Regulation—Environmental." Also see "Risk Factors—Changes in commodity prices may increase our cost of producing and distributing electricity and distributing natural gas or decrease the amount we receive from selling electricity and natural gas, adversely affecting our financial performance and condition" included in Item 7 hereof.

        Our base load coal plants have contracts for the delivery of lignite and sub-bituminous coal covering various periods. The Big Stone facility currently burns Wyoming sub-bituminous coal from the Powder River Basin supplied under contracts that continue through the end of 2004. The Coyote facility has a contract for the delivery of lignite coal that expires in 2016 and provides for an adequate fuel supply for Coyote's estimated economic life. Neal receives Wyoming sub-bituminous coal under multiple firm and spot contracts with terms of up to several years in duration.

        The South Dakota Department of Environment and Natural Resources has given approval for Big Stone to burn a variety of alternative fuels, including tire-derived fuel and refuse-derived fuel. In 2002, approximately 1.8% of the fuel consumption at Big Stone was derived from alternative fuels.

        Although we have no firm contract for diesel fuel or natural gas for our electric peaking units, we have historically been able to purchase diesel fuel requirements from local suppliers and currently have enough diesel fuel in storage to satisfy our current requirements. We have been able to use excess capacity from our natural gas operations as the fuel source for our gas peaking units.

        We must pay fees to third parties to transmit the power generated at our Big Stone and Neal plants to our South Dakota transmission system. In 2001, we entered into a new 10-year agreement with the Western Area Power Administration for transmission services, including transmission of electricity from Big Stone and Neal to our South Dakota service areas through seven points of interconnection on the Western Area Power Administration's system. Transmission services under this agreement, and our costs for such services, are variable and depend upon a number of factors, including the respective parties' system peak demand and the amount of our transmission assets that are integrated into the Western Area Power Authority's system. In 2001 and 2002, our costs for services under this contract totaled approximately $3.28 million. Our tariffs in South Dakota generally allow us to pass costs with respect to power purchased, including transmission costs, from other suppliers to our customers.

    Natural Gas Operations

  Services, Service Areas and Customers

        Our regulated natural gas utility operations purchase, transport, distribute and store natural gas for approximately 242,000 commercial and residential customers in Montana, South Dakota and Nebraska as of December 31, 2002. Natural gas service generally includes fully bundled services consisting of natural gas supply and interstate pipeline transmission services and distribution services to our customers, although certain large commercial and industrial customers, as well as wholesale customers, may buy the natural gas commodity from another provider and utilize our utility's transportation and distribution service.

  Montana

        We distributed natural gas to nearly 160,000 customers located in 109 Montana communities as of December 31, 2002. The MPSC does not assign service territories in Montana. However, we have nonexclusive municipal franchises to purchase, transport, distribute and store natural gas in the Montana communities we serve. The terms of the franchises vary by community, but most are for 30 to 50 years. During the next 4 years, one of our municipal franchises, which accounts for approximately 4,000 customers, is scheduled to expire. We also serve several smaller distribution companies that provided service to approximately 28,000 customers as of December 31, 2002. Our natural gas distribution system consisted of approximately 3,400 miles of underground distribution pipelines as of December 31, 2002.

        We also transmit natural gas in Montana from production receipt points and storage facilities to distribution points and other nonaffiliated transmission systems. We transported natural gas volumes of approximately 55 billion cubic feet in the year ended December 31, 2002. NorthWestern Energy's Montana peak capacity was approximately 300 million cubic feet per day during the year ended December 31, 2002. Our Montana natural gas transmission system consisted of over 2,000 miles of pipeline, which vary in diameter from 2 inches to 20 inches, and served over 130 city gate stations as of December 31, 2002. NorthWestern Energy has connections in Montana with five major, non-affiliated transmission systems: Williston Basin Interstate Pipeline, NOVA Gas Transmission Ltd., Colorado Interstate Gas, Encana and Havre Pipeline. Seven compressor sites provided over 42,000 horsepower, capable of moving approximately 300 million cubic feet per day during the year ended December 31,

2002. In addition, we own and operate a pipeline border crossing through our wholly owned subsidiary, Canadian-Montana Pipe Line Corporation.

        We own and operate three working natural gas storage fields in Montana with aggregate storage capacity of approximately 16.2 billion cubic feet and maximum aggregate working gas capacity of approximately 180 million cubic feet per day. We own a fourth storage field that is being depleted at approximately 0.03 million cubic feet per day with approximately 78 million cubic feet of remaining reserves as of December 31, 2002.

  South Dakota and Nebraska

        We provided natural gas to approximately 82,000 customers in 59 South Dakota communities and 4 Nebraska communities as of December 31, 2002. The state regulatory agencies in South Dakota and Nebraska do not assign service territories. We have nonexclusive municipal franchises to purchase, transport, distribute and store natural gas in the South Dakota and Nebraska communities we serve. The maximum term permitted under Nebraska law for these franchises is 25 years while the maximum term permitted under South Dakota law is 20 years. Our policy is to seek renewal of a franchise in the last year of its term. During the next 6 years, 5 of our South Dakota and Nebraska municipal franchises, which account for approximately 36,000 customers, are scheduled to expire. We have never been denied the renewal of any of these franchises. We have approximately 2,000 miles of distribution gas mains in South Dakota and Nebraska with distribution capacity of approximately 15,000 MMBTU per day as of December 31, 2002. We also transport natural gas for other gas suppliers and marketers in South Dakota and Nebraska.

  Competition and Demand

        Montana's Natural Gas Utility Restructuring and Customer Choice Act, which was passed in 1997, provides that a natural gas utility may voluntarily offer its customers their choice of natural gas suppliers and provide open access in Montana. Although we have opened access to our Montana gas transmission and distribution systems and gas supply choice is available to all of our natural gas customers in Montana, we currently do not face material competition in the transmission and distribution of natural gas in our Montana service areas. We also provide default supply service to customers in our Montana service territories who have not chosen other suppliers under cost-based rates.

        In South Dakota and Nebraska, we are subject to competition for natural gas supply. In addition, competition currently exists for commodity sales to large volume customers and for delivery in the form of system by-pass, alternative fuel sources such as propane and fuel oil, and, in some cases, duplicate providers. We do not face material competition from alternative natural gas supply companies in the communities in which we serve in South Dakota and Nebraska. We are currently the largest provider of natural gas in our South Dakota and Nebraska service territories based on MMBTU sold. In South Dakota, we also transport natural gas for one gas marketing firm currently serving four customers through our distribution systems. In Nebraska, we transport natural gas for one customer, whose supply is contracted from another gas company. We delivered approximately 6.6 million MMBTU of third-party transportation volume on our South Dakota distribution system and approximately 0.95 million MMBTU of third-party transportation volume on our Nebraska distribution system.

        Competition in the natural gas industry may result in the further unbundling of natural gas services. Separate markets may emerge for the natural gas commodity, transmission, distribution, meter reading, billing and other services currently provided by utilities. At present, it is unclear when or to what extent further unbundling of utility services will occur. To remain competitive in the future, we must provide top quality services at reasonable prices. To prepare for the future, we must ensure that all aspects of our natural gas business are efficient, reliable, economical and customer-focused.

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

  Natural Gas Supply

        Like most utilities, our natural gas supply requirements are fulfilled through third party fixed term purchase contracts, natural gas storage services contracts and short-term market purchases. This supply flexibility or portfolio approach, enables us to maintain a diversified supply of natural gas sufficient to meet our supply requirements. We benefit from direct access to suppliers in the major natural gas producing regions in the United States, primarily the Rockies (Colorado), Mid-Continent, Pan-handle (Texas/Oklahoma) and Montana, and Alberta, Canada. These suppliers also provide us with market insight, which assists us in making procurement decisions.

        In Montana our natural gas supply requirements for the year ended December 31, 2002, were approximately 20.3 million MMBTU. We have contracted with over seven major producers and marketers with varying contract durations for natural gas supply in Montana.

        Our South Dakota natural gas supply requirements for the year ended December 31, 2002, were approximately 5.4 million MMBTU. We have contracted with BP Canada Energy Marketing Corp. in South Dakota to manage transportation, storage and procurement of supply in order to minimize cost and price volatility to our customers.

        Our Nebraska natural gas supply requirements for the year ended December 31, 2002, was approximately 5.7 million MMBTU. Our Nebraska natural gas supply, storage and pipeline requirements are fulfilled primarily through a third-party contract with ONEOK.

        To supplement firm gas supplies in South Dakota and Nebraska, NorthWestern also contracts for firm natural gas storage services to meet the heating season and peak day requirements of our natural gas customers. NorthWestern also operates two propane-air gas peaking units with a daily capacity of approximately 6,400 MMBTU. These plants provide an economic alternative to pipeline transportation charges to meet the peaks caused by customer demand on extremely cold days. We believe that our Montana, South Dakota and Nebraska natural gas supply, storage and distribution facilities and agreements are sufficient to meet our ongoing supply requirements.

  Employees

        As of December 31, 2002, we had 1,817 team members employed in our energy division, NorthWestern Energy. Of these, our Montana operations had 1,488 team members employed in its electric and gas utilities business, 406 of whom were covered by collective bargaining agreements involving six unions. In addition, our South Dakota and Nebraska operations had 329 team members employed in its electric gas and utilities business, 202 of whom were covered by the System Council U-26 of the IBEW. We consider our relations with team members to be good.

    Utility Regulation

  Electric Operations

        Our utility operations are subject to various federal, state and local laws and regulations affecting businesses generally, such as laws and regulations concerning service areas, tariffs, issuances of securities, employment, occupational health and safety, protection of the environment and other matters.

  Federal

        We are a "public utility" within the meaning of the Federal Power Act. Accordingly, we are subject to the jurisdiction of, and regulation by, the FERC, with respect to the issuance of securities and the setting of wholesale electric rates. We are an exempt "holding company" under the Public Utility Holding Company Act.

        In April 1996, the FERC issued Order No. 888 and Order No. 889 requiring utilities to allow open use of their transmission systems by other utilities and power marketers. We and other jurisdictional utilities filed open access transmission tariffs, or OATTs, with the FERC in compliance with Order No. 888. NorthWestern Public Service and The Montana Power Company included OATTs in their filings which conform to the "Pro Forma" tariff in Order No. 888 in which eligible transmission service customers can choose to purchase transmission services from a variety of options ranging from full use of the transmission network on a firm long-term basis to a fully interruptible service available on an hourly basis. These tariffs also include a full range of ancillary services necessary to support the transmission of energy while maintaining reliable operations of our transmission system. NorthWestern Energy LLC, and subsequently, NorthWestern, succeeded to The Montana Power Company's OATTs.

        In Montana, NorthWestern Energy sells transmission service across its system under terms, conditions and rates defined in its OATT, which became effective in July 1996. NorthWestern Energy is required to provide retail transmission service in Montana under tariffs for customers still receiving "bundled" service and under the OATT for "choice" customers.

        In South Dakota, the FERC has approved our request for waiver of the requirements of FERC Order No. 889 as it relates to the "Standards of Conduct," exempting us as a small public utility. Without the waiver, the "Standards of Conduct" would have required us to physically separate our transmission operations and reliability functions from our marketing and merchant functions.

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

        The Montana Power Company was a co-sponsor of a filing at the FERC that proposed to form RTO West. RTO West would be a nonprofit organization with an independent board that would act as the independent system operator for the aggregated transmission systems of participating transmission owners. If RTO West is implemented and we participate, we would execute a transmission operating agreement with RTO West prior to startup of the RTO West operation, which is not currently contemplated to occur before early 2006. We do not anticipate that the transmission operating agreement would include any of our transmission assets other than those used in NorthWestern Energy's Montana operations. RTO West would not be permitted to own transmission assets pursuant to its charter, so the transmission operating agreement would not convey ownership of the assets to RTO West but would grant RTO West the right to operate the assets consistent with the obligation to provide services pursuant to applicable tariffs. NorthWestern Energy and other participating transmission owners would likely retain the right and obligation to maintain the facilities that RTO West has authority to operate pursuant to the transmission operating agreements. Participation in RTO West would create a new commercial arrangement for the transmission of the energy we distribute in Montana, but NorthWestern Energy does not anticipate any material change in the size or timing of the transmission related revenue stream as a result of participation in RTO West.

        With respect to our South Dakota transmission operations, we filed in October 2000 our Order No. 2000 Compliance Filing with the FERC detailing options we are pursuing in order to participate in an RTO, including participation in the investigation of the formation of a regional transmission entity as well as the pursuit of various options associated with joining the Midwest Independent System Operator.

        On July 31, 2002, the FERC issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design, or the SMD NOPR. The proposed rules set forth in the SMD NOPR would require, among other things, that:

  •
  all transmission owning utilities transfer control of their transmission facilities to an independent third party;

  •
  transmission service to bundled retail customers be provided under the FERC-regulated transmission tariff rather than state-mandated terms and conditions; and

  •
  new terms and conditions for transmission service be adopted nationwide, including new provisions for pricing transmission in the event of transmission congestion.

        If adopted as proposed, the rules set forth in the SMD NOPR would materially alter the manner in which transmission and generation services are provided and paid for. On January 15, 2003, the FERC announced the issuance of a white paper on SMD NOPR to be released in April 2003. The FERC also has indicated that it expects to issue the final rules during the summer of 2003.

        Furthermore, the SMD NOPR presents several uncertainties, including what percentage of our investments in RTO West would be recovered, how the elimination of transmission charges, as proposed in the SMD NOPR, would impact us, and what amount of capital expenditures would be necessary to create a new wholesale market. We cannot predict when the FERC will issue final rules on SMD NOPR, or in what form, or the effect that they may have on the current RTO West proceedings. Although we cannot predict with certainty the impact the future proceedings will have on the Company's earnings, revenues or prices, management believes that in the aggregate, our earnings and revenues would not be materially affected.

        The Montana Power Company provided wholesale power to two electric cooperatives, but the two cooperatives have chosen to obtain their power supply from another source, and NorthWestern Energy provides only transmission services to the Montana cooperatives. In order to recover the transition costs associated with power that would have been supplied to these two cooperatives, The Montana Power Company made a filing with the FERC in April 2000, seeking recovery of approximately $23.8 million in transition costs associated with serving both of the wholesale electric cooperatives. On November 1, 2002, the FERC granted the electric cooperatives' motion for summary judgment and determined that The Montana Power Company had failed to meet its burden of showing that it was entitled to recover the transition costs at issue. NorthWestern Energy, as successor to The Montana Power Company, is currently appealing the decision by the administrative law judge through the appropriate FERC rules of practice and procedure.

        The limited liability company that formerly held our Montana transmission and distribution assets has been renamed "Clark Fork and Blackfoot, L.L.C." This entity operates the Milltown Dam, a two megawatt hydroelectric dam at the confluence of the Clark Fork and Blackfoot Rivers, under a license granted by the FERC. The current license for operation of the dam would have expired but for extensions received from the FERC. The Montana Power Company received an extension of its FERC license to operate the dam until 2007, and we are currently seeking to extend that license until 2008. Generally, under FERC rules, notice of intent to renew a license must be filed five years prior to its expiration. Accordingly, Clark Fork and Blackfoot, L.L.C. gave the FERC its notice to seek renewal of the license in 2003. In the event the FERC license were terminated, the FERC may require that the dam be removed. If Clark Fork and Blackfoot, L.L.C. does not receive the license extension, it might be required to relinquish the license, cease operating the dam and remove the structures as early as 2007. Based on estimates received from our environmental consultants, management believes that the cost of such removal would be approximately $10 million.

  Montana

        NorthWestern Energy's Montana operations are subject to the jurisdiction of the MPSC with respect to electric service territorial issues, rates, terms and conditions of service, accounting records and other aspects of its operations.

        In August 2000, The Montana Power Company filed a combined request for increased natural gas and electric rates with the MPSC. The Montana Power Company requested increased annual electric revenues of approximately $38.5 million, with a proposed interim annual increase of approximately $24.9 million. On November 28, 2000, the MPSC granted the former owner an interim electric rate increase of $14.5 million. On May 8, 2001, The Montana Power Company received a final order from the MPSC resulting in an annual electric service revenue increase of $16.0 million.

        Montana law required that the MPSC determine the value of net unmitigable transition costs associated with the transformation of the utility business from a vertically integrated electric service company to a utility providing only default supply and transmission and distribution services. The MPSC was also obligated to set a competitive transition charge to be included in distribution rates to collect those net transition costs. The majority of these transition costs relate to out-of-market power purchase contracts, which run through 2032, that The Montana Power Company was required to enter into with certain "qualifying facilities" as established under the Public Utility Regulatory Policies Act of 1978. The Montana Power Company estimated the pre-tax net present value of its transition costs to be approximately $304.7 million in a filing with the MPSC on October 29, 2001.

        On January 31, 2002, the MPSC approved a stipulation among The Montana Power Company, us and a number of other parties, which, among other things, conclusively established the pre-tax net present value of the retail transition costs relating to out-of-market power purchase contracts recoverable in retail rates to be approximately $244.7 million, approximately $60 million less than The Montana Power Company's filing with the MPSC. In addition, the stipulation set a fixed annual recovery for the retail transition costs beginning at $14.9 million in the first year after implementation and increasing up to $25.6 million through 2029. Because the recovery stream as finalized by the stipulation is less than the total payments due under the out-of-market power purchase contracts, the difference must be mitigated or covered from other revenue sources. Qualifying Facilities Contracts, or QFs, require us to purchase minimum amounts of energy at prices ranging from $65 to $138 per megawatt hour through 2029. Our gross contractual obligation related to the QFs is approximately $1.9 billion through 2029. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $1.5 billion through 2029. Upon completion of the purchase price allocation related to our acquisition of the electric and natural gas transmission and distribution business of The Montana Power Company, we established a liability of $134.3 million, based on the net present value of the difference between our obligations under the QFs and the related amount recoverable. Although we believe that we have opportunities to mitigate the impact of these differences through improved management of our obligations under these contracts and by negotiating buyouts of certain of these contracts, we cannot assure you that our actions will be successful.

        The stipulation also required The Montana Power Company and us to contribute $30 million to an account, which will fund credits to Montana electric distribution customers. The account is being applied on a per kilowatt hour basis which began on July 1, 2002 with a term of one year, and had a balance of $16.3 million at December 31, 2002. See "Risk Factors—We may not be able to fully recover transition costs, which could adversely affect our net income and financial condition" and "Risk Factors—If the MPSC disallows the recovery of the costs incurred in entering into default supply portfolio contracts while we are required to act as the "default supplier," we may be required to seek alternative sources of supply and may not be able to fully recover the costs incurred in procuring default supply contracts, which could adversely affect our net income and financial condition" included in Item 7 hereof.

        Montana's Electric Utility Restructuring Act enabled larger customers in Montana to choose their supplier of commodity electricity beginning on July 1, 1998, and provided that all other Montana customers will be able to choose their electric supplier during a transition period through June 30, 2007. We are required to act as the "default supplier" for customers who have not chosen an alternate supplier. The Montana Restructuring Act provided for the full recovery of costs incurred in procuring default supply contracts during this transition period. In its 2001 session, the Montana Legislature passed House Bill 474, which, among other things, reaffirmed full cost recovery for the default supplier by mandating that the MPSC use an electric cost recovery mechanism providing for full recovery of prudently incurred electric energy supply costs. In November 2002, Initiative 117 was passed, repealing HB 474 and reinstating a transition period ending on June 30, 2007. Because of the original language in the Restructuring Act, we believe we have adequate assurances of recovering our costs of acquiring electric supply. On October 29, 2001, The Montana Power Company filed with the MPSC its initial default supply portfolio, containing a mix of long and short-term contracts from new and existing power suppliers and generators. On April 25, 2002, the MPSC approved NorthWestern Energy LLC's proposed "cost recovery mechanism" in the form filed. On June 21, 2002, the MPSC issued a final order approving contracts meeting approximately 60% of the default supply winter peak load and approximately 93% of the annual energy requirements. We believe our current power supply arrangements, in conjunction with an ability to make open market purchases, are sufficient to meet our power supply needs through 2007. For further discussion of this risk, see "Risk Factors—We may not be able to fully recover transition costs, which could adversely affect our net income and financial condition" and "Risk Factors—If the MPSC disallows the recovery of the costs incurred in entering into default supply portfolio contracts while we are required to act as the "default supplier," we may be required to seek alternative sources of supply and may not be able to fully recover the costs incurred in procuring default supply contracts, which could adversely affect our net income and financial condition" included in Item 7 hereof.

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

        Our retail electric rates, approved by the South Dakota Public Utilities Commission, provide several options for residential, commercial and industrial customers, including dual-fuel, interruptible, special all-electric heating, and other special rates, as well as various incentive riders to encourage business development. An adjustment clause provides for quarterly adjustment based on differences in the delivered cost of energy, delivered cost of fuel, ad valorem taxes paid and commission-approved fuel incentives. We make an information filing with the Commission each month showing our calculations for the adjustment. The adjustment goes into effect 10 days after the information filing unless the South Dakota Public Utilities Commission staff requests changes during that period.

        The states of South Dakota, North Dakota and Iowa have enacted laws with respect to the siting of large electric generating plants and transmission lines. The South Dakota Public Utilities Commission, the North Dakota Public Service Commission and the Iowa Utilities Board have been granted authority in their respective states to issue site permits for nonexempt facilities.

  Natural Gas Operations

  Federal

        FERC Order 636 requires that all companies with interstate natural gas pipelines separate natural gas supply and production services from interstate transportation service and underground storage services. The effect of the order was that natural gas distribution companies, such as NorthWestern, and individual customers purchase natural gas directly from producers, third parties and various gas-marketing entities and transport it through interstate pipelines. We have established transportation rates on our transmission and distribution systems to allow customers to have supply choices. Our transportation tariffs have been designed to make us economically indifferent as to whether we sell and transport natural gas or merely deliver it for the customer.

        Our natural gas transportation pipelines are generally not subject to the jurisdiction of the FERC, although we are subject to state regulation. NorthWestern Energy conducts limited interstate transportation in Montana that is subject to FERC jurisdiction, but the FERC has allowed the MPSC to set the rates for this interstate service.

  Montana

        As a public utility, we are subject to MPSC jurisdiction when we issue, assume or guarantee securities, or when we create liens on our Montana properties. Rates for NorthWestern Energy's Montana natural gas supply are set by the MPSC. NorthWestern Energy uses an annual gas tracking mechanism in Montana for the recovery of gas supply costs, which we prepare and file annually with the MPSC. The filing sets gas cost rates based on estimated gas loads and gas costs for the upcoming tracking period and adjusts for any differences in the previous tracking year's estimates to actual information. The MPSC has utilized this process since 1979. We filed an annual gas cost tracker request in Montana in December 2001 for actual gas costs for the twelve month period ended October 31, 2001 and for projected costs for the twelve month period ended October 31, 2002. That request was finalized by order of the MPSC on October 10, 2002. On November 1, 2002, we filed an annual gas cost tracker request for actual gas costs for the twelve month period ended October 31, 2002 and for projected costs for the eight month period ended June 30, 2003. In our 2002 filing, we proposed to change the tracking year to July 1 through June 30 and therefore estimated our gas costs from November 1, 2002 through June 30, 2003. Our 2002 request is still pending with the MPSC. The only intervener in our recent request was the Montana Consumer Counsel, or MCC, who has filed testimony indicating that they have no issues with our gas costs or proposal. We expect that the MPSC will issue and order approving our request within approximately 60 days.

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

        In January 2001, The Montana Power Company submitted to the MPSC an annual gas cost tracker requesting an increase of approximately $51.0 million. At that time, the former owner also submitted a compliance filing for a credit of approximately $32.5 million associated with a sharing of the proceeds from the sale of gathering and production properties previously included in the natural gas utility's rate base. As a result, effective February 1, 2001, The Montana Power Company began collecting a net amount of $18.5 million in revenues over a one-year period. In September 2001, after all testimony addressing the amount of sharing had been filed with the MPSC, The Montana Power Company reached an agreement with intervening parties to increase the amount of the credit to $56.3 million. This $23.8 million increase, along with $4.0 million in interest from the date of sale, is being credited to customers' bills over a one to two-year period, which began February 1, 2002. The amount of this customer credit was funded by The Montana Power Company through a purchase price adjustment at the closing of the acquisition of the electric and natural gas transmission and distribution business by NorthWestern and had a balance of $16.0 million as of December 31, 2002.

  South Dakota

        We are subject to the jurisdiction of the South Dakota Public Utilities Commission with respect to rates, terms and conditions of service, accounting records and other aspects of our natural gas distribution and transmission operations in South Dakota. Under the South Dakota Public Utilities Act, a requested rate increase may be implemented 30 days after the date of its filing unless its effectiveness is suspended by the South Dakota Public Utilities Commission and, in such event, can be implemented subject to refund with interest six months after the date of filing, unless authorized sooner by the South Dakota Public Utilities Commission. A purchased gas adjustment provision in our natural gas rate schedules permits the adjustment of charges to customers to reflect increases or decreases in purchased gas, gas transportation and ad valorem taxes.

        Our retail natural gas tariffs, approved by the South Dakota Public Utilities Commission, include gas transportation rates for transportation through our distribution systems by customers and natural gas marketers from the interstate pipelines at which our systems take delivery to the end-user's premises. Such transporting customers nominate the amount of natural gas to be delivered daily and telemetric equipment installed for each customer monitors daily usage.

  Nebraska

        The State of Nebraska currently has no centralized regulatory agency exercising jurisdiction over natural gas operations in that state; however, natural gas rates are subject to regulation by the municipalities in which gas utilities operate. Several legislative proposals have been introduced in the Nebraska Unicameral Legislature in its 2003 session to transfer jurisdiction over natural gas rates and terms and conditions of service to the Nebraska Public Service Commission, all with provisions that allow natural gas utilities to continue to negotiate with the cities they serve with regard to natural gas rates. At this time, it is uncertain whether such regulatory change will be implemented. Our retail natural gas tariffs, filed with the cities served, provide residential, general service and commercial and industrial options, as well as firm and interruptible transportation service. A purchased gas adjustment clause provides for adjustments based on changes in gas supply and interstate pipeline transportation costs.

  Seasonality and Cyclicality

        Our electric and gas utility businesses are seasonal businesses and weather patterns can have a material impact on their operating performance. Because natural gas is heavily used for residential and commercial heating, the demand for this product depends heavily upon weather patterns throughout our market areas and a significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Demand for electricity is often greater in the summer and winter months associated with cooling and heating. Accordingly, our operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer. In the event that we experience unusually mild winters or summers in the future, our results of operations and financial condition could be adversely affected.

    Environmental

        Our electric, natural gas and other business sectors are subject to extensive regulation imposed by federal, state and local government authorities in the ordinary course of day-to-day operations with regard to the environment, including air and water quality, solid waste disposal and other environmental considerations. The application of government requirements to protect the environment involves or may involve review, certification, issuance of permits or other similar actions or by government agencies or authorities, including but not limited to the United States Environmental Protection Agency, or the EPA, the Bureau of Land Management, the Bureau of Reclamation, the South Dakota Department of Environment and Natural Resources, the North Dakota State Department of Health, the Nebraska Department of Environmental Quality, the Iowa Department of Environmental Quality and the Montana Department of Environmental Quality, or the MDEQ, as well as compliance with court decisions.

        We did not incur any material environmental expenditures in 2002. We are committed to remaining in compliance with all state and federal environmental laws and regulations and taking reasonable precautions to prevent any incidents that would violate any of these rules.

        The Clean Air Act Amendments of 1990, which prescribe limitations on sulfur dioxide and nitrogen oxide emissions from coal-fired power plants, required reductions in sulfur dioxide emissions at our Big Stone plant beginning in the year 2000. We currently satisfy this requirement through the purchase of sub-bituminous coal, which contains lower sulfur content. The plant recently completed the replacement of a precipitator with an advanced hybrid particulate collector, at an approximate cost of $13.4 million. Roughly half of this cost will be paid for by the Department of Energy, and our project share of the remainder was approximately $1.2 million and was paid over a four-year period that ended in 2002. In 2000, the wall-fired boiler at our Neal 4 plant and the cyclone boilers located at our Big Stone and Coyote plants became subject to nitrogen oxide emission limitations. To satisfy these limits, the Neal 4 and Big Stone facilities purchase and burn sub-bituminous coal from the Powder River Basin, and the Coyote facility purchases and burns lignite coal. Low nitrogen oxide burners have been identified as additional possible control technology; however, installation of such burners has not yet been required. The Clean Air Act also contains a requirement for future studies to determine what, if any, limitations and controls should be imposed on coal-fired boilers to control emissions of certain air toxics, including mercury. Because of the uncertain nature the air toxic emission limits and the potential for development of more stringent emission standards in general, we cannot reasonably determine the additional costs we may incur under the Clean Air Act. Legislation has been introduced in the Congress to amend the Clean Air Act, including legislation that would adopt President Bush's "Clear Skies" proposals, or that would otherwise affect the regulatory programs applicable to emissions of sulfur oxide, nitrogen oxide, mercury, and possibly carbon dioxide. These proposals are all subject to the normal legislative process, and we cannot make any prediction about whether the proposals will pass, or the final terms of the legislation if it were to pass. Any such legislation, if it passed, would likely require administrative regulations to be adopted. We cannot reasonably determine whether any proposals would impose additional costs, or if so, what the magnitude of those costs would be.

        On January 2, 2001, BSP Otter Tail, the contract operator at Big Stone, received a Request for Information from the EPA, pursuant to Section 114 of the Clean Air Act. The request sought information related to Big Stone's current and past operations, modifications and repairs. The EPA has taken no action since BSP Otter Tail filed its final response on April 2, 2001. However, it is possible that the EPA could file an enforcement action against the facility as part of its New Source Review enforcement initiative against coal-fired power plants. We cannot be certain whether an action will be sought, and if sought, the effect of such an action on the cost of future compliance and operations.

        NorthWestern has met or exceeded the removal and disposal requirements for all equipment containing polychlorinated biphenyls, or PCBs, as required by state and federal regulations. We will continue to use certain PCB-contaminated equipment for its remaining useful life and will, thereafter, dispose of the equipment according to pertinent regulations that govern the use and disposal of such equipment.

        The Comprehensive Environmental Response Compensation and Liability Act, or CERCLA, and some of its state counterparts require that we remove or mitigate adverse environmental effects resulting from the disposal or release of certain substances at sites that we own or previously owned or operated, or at sites where these substances were disposed. However, we cannot quantify costs associated with current site remediation efforts or future remediation efforts because of the following uncertainties:

  •
  We may not know all sites for which we are alleged or will be found to be responsible for remediation; and
  •
  We cannot estimate with a reasonable degree of certainty the total costs of remediation at sites where we have been identified as responsible for remediation.

        For sites where we currently are required to investigate and or clean up contamination, we do not expect the unknown costs to have a material adverse effect on our consolidated operations, financial position or cash flows.

        Two formerly operated manufactured gas plants located in Aberdeen and Mitchell, South Dakota, have been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System, or CERLIS, list as contaminated with coal tar residue. We are currently investigating these sites pursuant to a work plan approved by the EPA and the South Dakota Department of Environment and Natural Resources. At this time, we do not know whether any remediation is necessary at these sites. If, however, remediation is required at these sites, we cannot estimate with a reasonable degree of certainty at this time the total costs of clean up at these sites, but based upon our investigations to date, our current environmental liability reserves and environmental insurance, we do not expect cleanup costs to be material to NorthWestern. We also own a site in North Platte, Nebraska on which a former manufactured gas facility was located and which is under investigation for alleged soil and groundwater contamination. At present, we cannot estimate with a reasonable degree of certainty the total costs of remaining clean up at the site, but we do not expect clean up costs to be material.

        The Montana Power Company was identified as a Potentially Responsible Party, or a PRP, at the Silver Bow Creek/Butte Area Superfund Site. The Montana Power Company settled most of its liability in a Consent Decree approved by the United States District Court for the District of Montana and received contribution protection in the event other PRPs claim contribution for cleanup costs they expend. The Atlantic Richfield Company, or ARCO, continues to address contamination of the site. The Montana Power Company transferred approximately 30 acres of property owned by it and included within the boundary of the Silver Bow Creek/Butte Area Superfund Site to NorthWestern Energy, LLC, the entity that was acquired by NorthWestern in February 2002. NorthWestern Energy continues to operate a maintenance center on this property. We cannot estimate with a reasonable degree of certainty whether additional clean up will be required, but we do not expect any residual cleanup costs to be material. Any subsequent remediation costs for contaminants not covered by the settlement will be subject to the indemnification provisions between TouchAmerica Holdings, Inc. and NorthWestern, which are described below.

        Toxic heavy metals in the silts resting in Milltown Reservoir, which sits behind Milltown Dam, caused the EPA to identify Milltown Reservoir on its Superfund National Priority List. ARCO, as successor to the Anaconda Company, has been named as the party with responsibility for completing the remedial investigation and feasibility studies and conducting site cleanup, under the EPA's direction. The Montana Power Company did not undertake any direct responsibility in that regard, in light of a statutory exemption from liability under CERCLA in relation to the Milltown Dam. By virtue of its acquisition of The Montana Power Company's electric and natural gas transmission and distribution business and the Milltown Dam, Clark Fork and Blackfoot, L.L.C. succeeded to similar protection under this statutory exemption. ARCO has argued that the owner of the Milltown Dam should be considered a PRP and has threatened to challenge Clark Fork and Blackfoot, L.L.C.'s exempt status. ARCO and The Montana Power Company entered into a confidential settlement agreement to limit The Montana Power Company's and now Clark Fork and Blackfoot, L.L.C.'s potential liability and costs and ongoing operating expenditures, provided that the EPA selects a remedy that leaves the dam and sediments in place in its final Record of Decision. According to press reports, EPA staff have informally indicated that the agency may decide to require removal of the dam as part of the remedy to be selected. However, no draft decision has been issued for public comment. The final Record of Decision is expected out in the latter part of 2003. The EPA has indicated that it favors a remedy involving partial sediment and ultimate dam removal. In light of the EPA's position, ARCO and NorthWestern Energy have had discussions regarding a potential allocation and funding of the costs of the EPA's preferred remedy. Depending on the structure of any negotiated settlement with the EPA, ARCO and other parties, NorthWestern Energy may agree to fund some portion of its allocated share of the remedy costs in 2003. We have established a reserve of approximately $36.5 million at December 31, 2002, for liabilities related to the Milltown Dam and other environmental liabilities. The Company also secured a ten-year, $100 million environmental insurance policy, effective May 31, 2002, to mitigate the risk of future liabilities arising from a catastrophic failure of the Milltown Dam caused by an act of God.

        In 1985 and 1986, researchers found elevated levels of heavy metals in sediments in the reservoir behind the Thompson Falls Dam. The EPA declared the site a "No Further Action" site for purposes of CERCLA, but the MDEQ listed the reservoir as a Comprehensive Environmental Cleanup and Responsibility Act site, or a CECRA site, Montana's state equivalent of a CERCLA National Priority List site. The MDEQ identified the site as a "Low Priority Site" and because of the low probability of direct human contact and the lack of evidence of migration to groundwater supplies, no action has been required. Given the low priority designation for this site, we believe that the risk of material remediation is low. As discussed below, The Montana Power Company retained pre-closing environmental liability relating to this CECRA listing when it sold the Thompson Falls Dam to PPL Montana. We cannot estimate with a reasonable degree of certainty the total costs, if any, of cleanup at this site. We do not expect cleanup costs to be material.

        The Montana Power Company voluntarily cleaned up two sites where it formerly operated manufactured gas plants and was investigating a third at the time of our acquisition of The Montana Power, L.L.C. The Helena site was placed into the MDEQ's voluntary remediation program. While the site continued to experience exceedances of groundwater contamination levels, NorthWestern Energy determined that natural attenuation should address the problem. NorthWestern Energy requested closure of the site. The decision is pending. The Montana Power Company stated at the time of the acquisition that remediation was complete at a second site located in Missoula, and it had requested closure from the State for that site. A third former manufactured gas plant formerly owned by The Montana Power Company, located in Butte, was under investigation at the time of the acquisition. NorthWestern Energy continued the work and has now requested closure for the site. The decision is pending. We cannot estimate with a reasonable degree of certainty whether additional cleanup will be necessary or the total costs of such cleanup. However, we do not expect any of the outstanding cleanup costs to be material.

        As described above, The Montana Power Company retained certain environmental liabilities in connection with its sale of assets to PPL Montana. Under the terms of our acquisition of The Montana Power, L.L.C., we assumed the first $50 million of NorthWestern Energy LLC's pre-closing environmental liabilities, including these retained environmental liabilities. Touch America Holdings, Inc. assumed the next $25.0 million in costs. NorthWestern Energy LLC and Touch America Holdings, Inc. agreed to equally split costs that fall between $75.0 and $150 million. In light of the financial difficulties experienced by Touch America, we are uncertain as to the ability of Touch America to satisfy its contractual indemnification obligation.

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

COMMUNICATIONS, NETWORK SERVICES AND DATA SOLUTIONS BUSINESS—EXPANETS

  Ownership

        As of December 31, 2002, after impairment charges and recognition of our share of net losses, the net recorded book value of our aggregate investment in and advances to Expanets, which consisted of $364.1 million in equity and $205.7 million in intercompany indebtedness, was $89.7 million. In addition, we may have an obligation to honor the remaining $6.0 million in put rights related to certain minority interests. We controlled approximately 99% of the voting power of Expanets' issued and outstanding shares of capital stock as of December 31, 2002. See Note 2. Significant Accounting Policies—Minority Interests in Consolidated Subsidiaries included in Item 8 herein.

        As part of our turnaround plan, we announced in February 2003 that we do not intend to make any additional material investments in, or commitments to, Expanets while we examine strategic alternatives for the business, including the possible sale or disposition of the business or its assets.

  Products and Services

        Expanets is a nationwide provider of networked communications and data services and solutions to small to mid-sized businesses. Expanets is Avaya's largest independent dealer for the wide range of Avaya products and software, including the PARTNER™ Advanced Communication System, Avaya™ IP Office, MultiVantage™, the MERLIN MAGIX™ Integrated System, Guestworks Systems and DEFINITY™ solutions and messaging solutions. Expanets is also a reseller of NEC America, Inc., Cisco Systems, Inc., Siemens Enterprise Networks, LLC, Toshiba America and Inter-Tel products. In June 2002, Expanets became a Cisco Gold Certified Partner and received Cisco's IP Telephony Specialization. Effective July 1, 2002, Expanets signed a revised distribution agreement that enabled it to market and sell NEC telephony products on a national basis. Through OEM relationships with other partners, Expanets also integrates and sells an Expanets' branded set of voice and data applications, such as Smart Connect™ and Smart Messaging™, as part of its Expanets Interaction Center. Expanets designs, procures, implements, maintains and monitors voice, video and data systems, which provide a wide range of communications tools for its customers. Expanets' service offerings include voice networking, data networking, internet connectivity, messaging systems, advanced call processing applications, computer telephony, network management and carrier services. Expanets' target customers are mid-market businesses with 20 to 1,000 end-users, where it enables those customers to focus on their core competencies while Expanets provides a single point of contact for access to specialized technical skills and rapid implementation of communications and data networking solutions. Expanets serves its installed customer base through the efforts of more than 3,250 team members located in more than 120 offices across the country.

  Relationship with Avaya and Problems with the EXPERT System

        Expanets was formed in 1997 and through December 31, 1999 had established operations in many major United States markets through the acquisition of 26 telecom and/or data services companies. In March 2000, Expanets purchased the Growing and Emerging Markets division, or GEM division, of Lucent Technologies' Enterprise Network Group, Lucent's primary distribution function for voice systems for U.S. small and mid-sized businesses. In September 2000, Lucent contributed its enterprise network business to Avaya, Inc., including the various agreements and instruments relating to Expanets. Through the GEM transaction, Expanets became, and continues to be, Avaya's largest dealer. Avaya became Expanets' primary vendor for products, maintenance and technical support services sold to Expanets' customers. The terms of the sale provided that under Transition Service Agreements, or TSAs, Avaya would provide Expanets with critical supporting systems such as accounting, billing, collection and maintenance services for substantial fees during a transitional period.

        During 2000 and 2001, Expanets worked with consultants to develop the EXPERT system, an enterprise information technology and management system that was intended to enable Expanets to terminate certain TSAs with Avaya and manage the substantial transaction volume assumed with the purchase of the GEM assets. Expanets implemented the EXPERT system for transactions related to the GEM purchase (more than 70% of Expanets' business), in late November 2001. The EXPERT system was not sufficiently tested prior to cut-over and Expanets began to experience significant problems upon implementation, including order entry and customer fulfillment, billing and collection functions, an inability to provide timely and complete billing detail with beginning and ending balances for a majority of Expanets' customers until May 2002, and numerous reporting deficiencies which prevented management from receiving critical accounts receivable and cash application data. Expanets was forced to resort to manual journal entries in many instances. As work on the EXPERT system progressed, Expanets determined that problems relating to data migration from Avaya's system, underlying problems with the accuracy of the Avaya database, as well as data migration scripting performed by Expanets, were contributing to the functional deficiencies Expanets was experiencing with the EXPERT system. As Expanets expanded its efforts to correct deficiencies in the EXPERT system, it encountered and continues to encounter additional substantial functional deficiencies. The combination of these issues resulted in substantial weaknesses in Expanets' internal controls and procedures during 2002.

        In March 2001, Expanets and Avaya completed a substantial restructuring of the GEM transaction to address concerns that had arisen in connection with certain customer referral and service obligations under the original transaction. Significant aspects of the restructuring included a more precise definition of the customer base to be serviced by each party, modifications to the Master Dealer Agreement, or MDA, under which Expanets purchases products from Avaya, and modification of a $35 million note held by Avaya to extend the payment deadline to March 31, 2005, and eliminate the payment of interest. As part of the restructuring, Avaya agreed to provide a secured $125 million short-term line of credit, due March 2002, to finance equipment purchases by Expanets.

        Because Expanets was unable to obtain an independent credit facility by March 2002, Avaya agreed to extend the credit line to December 31, 2002 with scheduled debt paydowns and NorthWestern agreed to purchase up to $50 million in inventory and accounts receivable from Avaya in the event of a default by Expanets. In addition, Avaya entered into an agreement with Expanets to supply technical customer support and maintenance services with defined service levels for the "Expanets Technical Assistance Center," or the ETAC Agreement, and terminated an earlier TSA for similar services that was substantially more expensive.

        During the fourth quarter of 2002, Expanets and Avaya engaged in discussions concerning various issues that had arisen between the parties regarding certain operating issues and disputes with respect to customer data migration, accuracy of customer data, and billing and collection management services stemming from the GEM transaction. While those discussions were pending, Avaya and Expanets extended the repayment deadline of the credit agreement on several occasions, to a final due date of March 13, 2003. On March 13, 2003, Expanets and Avaya restructured their relationship and, in exchange for mutual releases, resolved all outstanding issues between the parties. The principal terms of the new arrangement are:

  •
  The outstanding principal balance on the credit agreement of approximately $27 million has been further extended and is now due in three equal installments of approximately $9 million on each of January 1, April 1 and July 1, 2004. No new borrowings are permitted under the facility and our obligation to purchase inventory and accounts from Avaya in an amount equal to the outstanding balance at the time of default will remain in place until the balance is fully paid;
  •
  Avaya has cancelled the Expanets subordinated note in the face amount of $35 million due 2005 that was issued as partial consideration in the GEM acquisition. The subordinated note was non-interest bearing and had a carrying value of approximately $27 million as of December 31, 2002;
  •
  Expanets and Avaya revised their agreement to reduce the costs payable by Expanets for Avaya's support services for the Expanets Technical Assistance Center; and
  •
  Avaya relinquished all of its equity interests in Expanets represented by two series of preferred stock.

  Operating Developments

        The downturn in the economy has impacted the telecommunications sector in particular and, as a result, traditional equipment sales and corresponding services have been slowed by reduced corporate capital spending. Expanets continues to see a soft market for the communications and information technology industries. In 2001, Expanets commenced a plan to streamline its management and cost structure. In 2002 and 2001, Expanets made significant changes in its executive and regional management structures to address operating challenges and reduce costs. During the first six months of 2002, Expanets hired a new chief executive officer, a new chief financial officer and a new chief information officer. In addition, in 2002 and 2001, a number of regional offices were consolidated to reduce costs. As part of our turnaround plan, we announced in February 2003 that we do not intend to make any additional material investments in, or commitments to, Expanets while we examine strategic alternatives for the business, including the possible sale or disposition of the business or its assets.

        There are a number of challenges Expanets must address during 2003. If Expanets is not able to resolve these issues effectively, its performance and liquidity will continue to be adversely affected. These challenges include:

  •
  Expanets will need to improve its internal controls and procedures, particularly the stability and functionality of the "EXPERT" system. Further delays in resolving performance issues of the EXPERT system and the costs of such system repairs, or the delays and costs of adopting alternative information management systems, could continue to have a material adverse effect on Expanets' operations and cash flow.
  •
  Expanets must become financially independent from NorthWestern, which includes obtaining an asset-based commercial credit facility or some other access to working capital to replace the Avaya line of credit and to provide operating capital to fund its day-to-day operations, preserving normal trade credit relationships, continuing its access to adequate bonding capacity for larger commercial projects and satisfying shareholder redemption obligations.
  •
  In order to pay the $27 million balance of the credit agreement with Avaya in the three equal installments scheduled in 2004, Expanets will need to generate sufficient cash from operations or obtain other sources of credit and working capital. In the event of a payment default, Avaya would have the right to foreclose on its collateral, consisting of Expanets' accounts receivable and inventory, and may declare a cross-default under the MDA and ETAC Agreement and cancel its non-competition agreement with Expanets.

  •
  Expanets plans to market a number of new solutions based on Internet Protocol, or IP, technology, which is gaining more general acceptance and momentum in the market. However, Expanets can provide no specific assurance that the market for this technology will continue to grow.
  •
  Expanets believes the Avaya products it sells are competitive in price and performance. However, a change in its relationship with Avaya or a change in Avaya's competitive position could adversely affect its performance.
  •
  Expanets must address and resolve negative customer satisfaction issues stemming from the performance deficiencies and billing inaccuracies of the EXPERT system, which has contributed to higher than anticipated erosion of Expanets' maintenance revenue and customer base. If the erosion of Expanets' maintenance and customer base continues at above normal levels, it will have a significant adverse affect on cash flow and operations.
  •
  Expanets may have difficulty attracting and retaining key employees, customers and vendors in light of operational challenges, market conditions and the possibility that the business will be sold.

  Competition and Regulation

        The market served by Expanets in the communications, data services and network solutions industry is highly competitive. Many of Expanets' competitors in the communications business are small, owner-operated companies typically located and operated in a single geographic area. Expanets also faces competition in regional markets from divisions of the Regional Bell Operating Companies ("RBOCs"), other larger, companies engaged in providing commercial services in the service lines in which Expanets focuses, and nationally from the direct sales forces of various manufacturers.

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

  Employees

        Expanets had 3,251 full-time team members as of December 31, 2002. Approximately 100 team members are covered by collective bargaining agreements. We believe Expanets' relationships with its employees to be adequate.

HVAC, PLUMBING AND RELATED SERVICES—BLUE DOT

  Ownership

        As of December 31, 2002, after impairment charges and recognizing our share of net losses, the net recorded book value of our aggregate investment in and advances to Blue Dot, which consisted of $384.8 million in equity and $11.9 million in intercompany indebtedness, was $12.6 million. We controlled approximately 96% of the total voting power of Blue Dot's issued and outstanding capital stock as of December 31, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Description of Indebtedness and Other Contractual Obligations" included in Item 7 herein and Note 2. "Significant Accounting Policies—Minority Interests in Consolidated Subsidiaries" included in Item 8 herein.

        As part of our turnaround plan, we announced in February 2003 that we do not intend to make any additional material investments in, or commitments to, Blue Dot while we examine strategic alternatives for the business, including the possible liquidation of Blue Dot.

  Products and Services

        Blue Dot operates and manages its business in two customer-focused divisions, residential services and commercial services. Blue Dot's business lines may be characterized as follows:

  •
  Residential services.  Residential services primarily include (i) emergency repairs of HVAC and plumbing systems in residential homes, (ii) replacement or the upgrade of HVAC and plumbing systems in residential homes, and (iii) preventive maintenance services relating to HVAC and plumbing systems in residential homes. To a lesser extent, Blue Dot provides electrical services, duct cleaning services, and custom door and window installations for existing residential homes.
  •
  Commercial Services.  Commercial services primarily include (i) installation of HVAC systems concurrently with new construction of residential homes or commercial buildings, (ii) replacement or the upgrade of HVAC systems in commercial buildings, (iii) emergency repairs of HVAC and plumbing systems in commercial buildings, and (iv) preventive maintenance services relating to HVAC and plumbing systems in commercial buildings. To a lesser extent, Blue Dot provides commercial sewer and drain cleaning services. From time to time, Blue Dot engages in light fabrication of parts used in connection with the commercial services it provides.

        Blue Dot companies have developed and maintained relationships with a variety of local and regional equipment dealers and parts suppliers that offer a wide selection of products from nationally recognized manufacturers. As is customary in the industry, Blue Dot companies help assure a continuous inventory of goods from suppliers by purchasing HVAC and plumbing equipment and supplies from manufacturers and dealers on a cash basis and on credit. In addition, some Blue Dot companies have entered into floor planning relationships with manufacturers and dealers of HVAC equipment and others.

  Operating Developments

        Blue Dot Services Inc. was formed in 1997 and provides heating, ventilating, and air conditioning, or HVAC, services; plumbing services; and related services through its direct and indirect subsidiaries. Since its inception, Blue Dot expanded the number of markets in which it provides HVAC, plumbing and related services by acquiring numerous local and regional service providers. As of December 31, 2002, Blue Dot provided services from over 50 subsidiary entities that provide services from locations that are primarily situated in or near major metropolitan areas across the United States.

        During this period of aggressive growth, Blue Dot did not realize the expected benefits of integration and efficiencies of scale. In many cases, Blue Dot determined that products and services may be obtained at more competitive terms on a local or regional basis than could be obtained on an enterprise basis. As a result, Blue Dot has terminated certain centralization initiatives. Blue Dot will continue to help improve the quality of certain administrative and management services required by its subsidiaries by providing or arranging for these services to be provided on behalf of its subsidiaries. In addition, Blue Dot intends to implement and maintain certain uniform procedures and controls that its subsidiaries will be required to follow. For example, although Blue Dot does not operate on a fully integrated financial management and reporting information technology system, new management has implemented additional financial reporting policies and procedures to help improve the integrity and timeliness of financial information provided to Blue Dot's management.

        As a result of deterioration in Blue Dot's operations, Blue Dot hired a new chief executive officer in September 2001. Over the past 18 months, Blue Dot has appointed new senior managers, replaced certain location presidents, and redefined corporate and field responsibilities. As part of certain operations initiatives, Blue Dot identified approximately 44 locations as "core" and 16 as "non-core" to its ongoing operations in 2003. Blue Dot is currently in the process of seeking to improve its core locations and is in the process of selling or closing the non-core locations. As of March 31, 2003, Blue Dot has sold several of these non-core locations. Blue Dot does not expect to generate a substantial amount of funds through its sale of these non-core locations and to the extent Blue Dot receives any proceeds from the sale of these locations, Blue Dot expects to use these proceeds for working capital purposes or to repay indebtedness.

        During 2002, Blue Dot acquired five companies for a total combined purchase price of approximately $29.1 million. Four of the acquisitions made in 2002 were primarily commercial services businesses which were intended to expand and complement Blue Dot's commercial services platform. The other acquisition was primarily a residential plumbing business which has since been sold in 2003.

        On August 30, 2002, Blue Dot entered into a working capital credit facility with a commercial bank that provides $20 million of available credit for general corporate purposes and matures on August 31, 2005. The facility is collateralized by substantially all assets of Blue Dot and contains restrictive covenants prohibiting, among other things, the use of cash or proceeds from the credit facility by Blue Dot for various purposes including acquisitions, dividend payments to NorthWestern and acquiring outstanding shares of Blue Dot equity, as well as any capital expenditures unless funded by NorthWestern. The facility also prohibits the sale of certain assets, such as the non-core locations, without the consent of the bank and provides that a default will occur in the event that NorthWestern ceases to control Blue Dot. The facility is nonrecourse to us, but subordinates substantially all indebtedness owed to NorthWestern by Blue Dot to the obligations owed by Blue Dot under the credit facility. As of December 31, 2002, $16.0 million was outstanding on the facility and Blue Dot was in default with respect to its credit facility as a result of its failure to meet its minimum earnings before interest, taxes, depreciation and amortization, or EBITDA, requirement for the four quarters ending on December 31, 2002 and its failure to fund capital expenditures with funds provided by NorthWestern in advance as required under the facility and deliver certain reports. As of March 31, 2003, the credit facility was fully drawn in the amount of $20 million and Blue Dot was in default on certain other covenants as a result of (i) its failure to meet the minimum EBITDA requirement for the four quarters ending on March 31, 2003, (ii) its failure to fund certain additional capital expenditures with funds provided by NorthWestern in advance as required under the facility, (iii) its failure to pay up to $4.1 million in redemption obligations to certain holders of Series A Preferred Stock and Class C Common Stock and (iv) making certain interest payments on subordinated debt which were prohibited by the terms of the credit facility. Blue Dot is currently attempting to negotiate extensions, payment terms or other arrangements to satisfy its redemption obligations and is attempting to obtain a waiver of the existing defaults and modify various financial and other covenants of the facility, although no agreement has been reached and no waiver has been granted. We can not provide assurances that Blue Dot will be able to negotiate favorable repayment terms or obtain a waiver. See Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations—Description of Indebtedness and Other Contractual Obligations.

        Blue Dot faces several operating challenges, including:

  •
  overall reductions in volume and gross margin resulting from a general economic slow down, particularly at non-core locations and in the commercial new construction area;
  •
  disruption of its business, including the loss of key employees, customers and suppliers, and reduction in the value of the business or its assets as a result of NorthWestern's efforts to sell or dispose of Blue Dot or its assets and our unwillingness to provide further funds to Blue Dot;
  •
  lack of an integrated enterprise software system and reliance on manual controls and procedures;

  •
  achieving financial independence from NorthWestern and addressing its severely constrained working capital and bonding capacity, including the unavailability of funds from its credit facility; and
  •
  material financial obligations of up to approximately $50 million and potential dilution resulting from obligations with respect to Blue Dot's Series A Preferred Stock and Class C Common Stock and the potential disruption of the business if Blue Dot is unable to meet its exchange obligations to its minority shareholders. Failure to honor these obligations will result in additional defaults under Blue Dot's credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Description of Indebtedness and Other Contractual Obligations—Other Contractual Obligations" included in Item 7.

  Competition and Regulation

        The HVAC and plumbing industry is highly fragmented, consisting primarily of small, owner-operated companies that operate in a single market and provide a limited range of services. Many of these smaller companies have lower overhead cost structures and may be able to provide their services at lower rates. Moreover, many homeowners have traditionally relied on individuals or small repair service companies with whom they have long-established relationships for a variety of home repairs.

        In addition, there are a number of national or regional HVAC and plumbing service companies that offer services similar to those provided by Blue Dot, and which may have or had acquisition strategies similar to that of Blue Dot. There are also a number of utilities that have entered or may enter the market to provide services similar to those provided by Blue Dot. Some manufacturers of HVAC and plumbing related equipment also constitute potential competitors. A number of national retail chains that sell HVAC and plumbing equipment for residential and commercial use may offer, either directly or through various subcontractors, installation, repair, and preventive maintenance services.

        Blue Dot is subject to a number of regulations, including permitting and licensing requirements, municipal codes and zoning ordinances, laws and regulations relating to consumer protection, occupational health and safety and protection of the environment. Blue Dot's policy is to obtain all material permits and licenses to conduct its operations. From time to time, individuals holding permits or licenses for a particular location may leave the business. In such instances, Blue Dot will rely on other licensed personnel, or during an interim period train or qualify personnel to obtain such license or recruit an individual with the appropriate license.

  Seasonality and Cyclicality

        Demand for residential and commercial services is driven by a number of non-seasonal factors, particularly the aging of existing HVAC and plumbing systems; the increasing efficiency, sophistication of HVAC systems which tends to encourage upgrades; the installation of central air conditioning in older homes; and the increasing restrictions on the use of refrigerants commonly used in older HVAC systems.

        Demand for residential and commercial services is also subject to seasonal variation. Except in certain regions that experience cold weather, the demand for installations of new HVAC equipment can be substantially lower during the winter months. Demand for HVAC services generally varies based on weather conditions with demand generally being higher during periods of extremely cold or hot weather, such as the winter and summer months, and lower during periods of more mild weather, including the spring and falls months. As a result, Blue Dot expects its revenues and operating results to generally be lower in the first and fourth quarters of each year. Weather cycles, such as unusually mild winters or summers can also adversely impact revenues and operating results.

        In addition, the construction industry is highly cyclical. As a result, a portion of Blue Dot's business, especially new installation projects, may advance or decline in line with construction activity.

  Employees

        As of December 31, 2002, Blue Dot employed approximately 4,000 team members. Approximately 75 of Blue Dot's team members are represented by labor unions, but no Blue Dot team members are covered by collective bargaining agreements. We believe Blue Dot's relationship with its employees to be adequate.

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

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

        The following information is furnished with respect to the executive officers of NorthWestern Corporation.

Executive Officer	Current Title and Prior Employment	Age on March 1, 2003
Gary G. Drook	Chief Executive Officer since January 2003; formerly President and Chief Executive Officer and Director of AFFINA, The Customer Relationship Company (formerly Ruppman Marketing Technologies, Inc.), a provider of customer services programs, since 1997; formerly President of Network Services (1994-1995) for Ameritech Corporation, a communications services provider. Mr. Drook also serves as Chairman of NorthWestern Growth Corporation, Expanets, Inc. and Blue Dot Services Inc. (each of which are NorthWestern subsidiaries).	58
Richard R. Hylland	President and Chief Operating Officer since May 1998; formerly Executive Vice President (1995-1998), Vice President—Strategic Development (1995), Vice President Corporate Development (1993-1995), Vice President—Finance (1991-1995), and Treasurer (1990-1994). Mr. Hylland also serves as Vice Chairman of NorthWestern Growth Corporation (a NorthWestern subsidiary) since January 1998; formerly Chief Executive Officer (Jan.-May 1998) and President and Chief Operating Officer (1994-1998). Mr. Hylland is also Vice Chairman of NorthWestern Growth Corporation, Expanets, Inc., Blue Dot Services Inc., and CornerStone Propane GP, Inc., and a member of the boards of directors of MDC Corporation, Inc. and LodgeNet Entertainment Corporation.	42

Daniel K. Newell	Senior Vice President since February 2001; formerly Senior Vice President—Finance (1999-February 2001), Chief Financial Officer (1996-February 2001), and Vice President—Finance (1995-1999). Mr. Newell also serves as President and Chief Executive Officer of Blue Dot Services Inc. (since 2001) and as Managing Director and Chief Executive Officer of NorthWestern Growth Corporation (since 1998); formerly President (1998) and Executive Vice President (1995-1998) of NorthWestern Growth Corporation. Mr. Newell also is a member of the boards of directors of NorthWestern Growth Corporation, Expanets, Inc., Blue Dot Services Inc., and CornerStone Propane GP, Inc.	46
Eric R. Jacobsen	Senior Vice President since February 2002; General Counsel and Chief Legal Officer since February 1999; formerly Vice President (1999-2002); Mr. Jacobsen also serves as Chief Operating Officer of NorthWestern Growth Corporation (since 2001); formerly Principal and General Counsel of NorthWestern Growth Corporation (1998-2001). Mr. Jacobsen also is a member of the boards of directors of NorthWestern Growth Corporation and Expanets, Inc. Prior to joining the Company, Mr. Jacobsen was Vice President—General Counsel and Secretary of LodgeNet Entertainment Corporation (1995-1998). Previously Mr. Jacobsen was a partner (1988-1995) with the law firm Manatt, Phelps & Phillips in Los Angeles, California.	46
Michael J. Hanson	President and Chief Executive Officer of NorthWestern Energy division (formerly called NorthWestern Public Service) since June 1998. Prior to joining the Company, Mr. Hanson was General Manager and Chief Executive Officer of Northern States Power Company South Dakota and North Dakota in Sioux Falls, South Dakota (1994-1998).	44
Kipp D. Orme	Vice President and Chief Financial Officer since February 2001; formerly Vice President—Finance (2000-2002); Mr. Orme also serves as Vice President and Chief Financial Officer of NorthWestern Growth Corporation (since May 1999). Mr. Orme also is a member of the board of directors of NorthWestern Growth Corporation, Blue Dot Services Inc. and Expanets, Inc. Prior to joining the Company, Mr. Orme was Vice President—Rental Business Finance of Thorn Americas, Inc., in Wichita, Kansas (1997-1998), Chief Financial Officer of Thorn Asia-Pacific in Sydney, Australia (1994-1997).	44
John R. Van Camp	Vice President—Human Resources since October 1999. Prior to joining the Company, Mr. Van Camp was Human Resources Manager of GE Medical Systems (1997-1999), Human Resources Manager of GE Industrial Systems (1995-1997), Human Resources Manager of United Technologies Pratt & Whitney (1993-1995).	40

William M. Austin	Chief Restructuring Officer since April 2003. Prior to joining the Company, Mr. Austin served as Chief Executive Officer of Cable & Wireless/Exodus Communications US, Executive Vice President and Chief Financial Officer of Exodus (2001-2002), Senior Vice President and Chief Financial Officer of BMC Software (1997-2001).	57
Maurice C. Worsfold	Vice President—Audit and Controls since April 2003. Prior to joining the Company, Mr. Worsfold served as vice president and chief financial officer of VimpelCom, a Moscow, Russia-based telecommunications company (2000-2003), Chief Financial Officer of Clearwater-Moscow (1999) and Corporate Director Finance of Rostik Restaurants Ltd.—Moscow (1995-1998).	67

        The Chief Executive Officer, the President, the Chief Financial Officer, the Secretary and Treasurer are elected annually by the Board of Directors. Other officers may be elected or appointed by the Board of Directors at any meeting. All officers serve at the pleasure of the Board of Directors.

ITEM 2. PROPERTIES

        NorthWestern's executive offices are located at 125 S. Dakota Avenue, Sioux Falls, South Dakota 57104, where we lease approximately 35,300 square feet of office space, pursuant to a lease that expires on June 30, 2003. We are currently in the process of renegotiating this lease. We anticipate that we will be able to renegotiate or extend this lease or secure additional space as necessary to support our operations. In February 2001, we executed a lease for approximately 14,000 square feet of office space at a building located at 4930 Western Avenue, Sioux Falls, South Dakota 57109. This lease expired April 3, 2003, at which time we consolidated our offices into the 125 S. Dakota Avenue facility.

        NorthWestern Energy's principal corporate office is owned and located at 600 Market Street W., Huron, South Dakota 57350. Substantially all of NorthWestern Energy's South Dakota and Nebraska facilities are owned. NorthWestern Energy's Montana executive offices are located at 40 East Broadway Street, Butte, Montana 59701. NorthWestern Energy leases other offices throughout the state of Montana, including a 20,000 square foot facility in Butte, Montana, where we provide call center customer support services and conduct customer billing and other functions.

        Expanets' executive offices are located at 9780 Mt. Pyramid Court, Englewood, Colorado 80112, where Expanets leases office space. In February 2002, we executed a seven-year lease for approximately 36,000 square feet of office space at a building located at 12300 E. Arapahoe Road, Englewood, Colorado. Expanets occupies this space and makes payments directly to the Lessor. The commencement date of this lease was July 1, 2002. Expanets locates its information technology and intellectual property groups at the second location. Substantially all of Expanets' facilities are leased.

        Blue Dot's executive offices are located at 125 S. Dakota Avenue, Sioux Falls, South Dakota 57104 where Blue Dot subleases approximately 7,500 square feet of office space from NorthWestern. Substantially all of Blue Dot's facilities are leased.

ITEM 3. LEGAL PROCEEDINGS

        Prior to 1999, The Montana Power Company was the largest, vertically integrated electric utility in the state of Montana, owning and operating generation, transmission and distribution facilities as well as operating a telecommunication business and other non-regulated assets such as oil and natural gas, coal, and independent power businesses. In 1999, The Montana Power Company sold its power generating assets to PP&L Montana, LLC. Thereafter, The Montana Power Company's subsidiary Entech, Inc. undertook a series of sales of The Montana Power Company's non-regulated energy businesses (i.e., its coal, oil and natural gas businesses), and its out-of-state independent power-production business, to several third parties (collectively, the "Entech Sales"). The sale of the power generating assets and the Entech Sales took place over a period of time from December 1999 to April 2001.

        On August 16, 2001, eight individuals filed a lawsuit in Montana State District Court, entitled McGreevey, et al. v. The Montana Power Company, et al., DV-01-141, 2nd Judicial District, Butte-Silver Bow County, MT, naming The Montana Power Company, all of its outside directors and certain officers, PPL Montana, and Goldman Sachs as defendants (the "Litigation"), alleging that The Montana Power Company and its directors and officers and investment bankers had a legal obligation and/or a fiduciary duty to obtain shareholder approval before consummating the sale of the electric generation assets to PPL Montana. The plaintiffs further allege that because The Montana Power Company shareholders did not vote to approve the sale, the sale of its generation assets is void and PPL Montana is holding these assets in constructive trust for the shareholders. Alternatively, the plaintiffs allege that The Montana Power Company shareholders should have been allowed to vote on the sale of the generation assets and, if an appropriate majority vote was obtained in favor of the sale, the objecting shareholders should have been given dissenters' rights. The plaintiffs have amended the complaint to add Milbank Tweed (legal advisors to The Montana Power Company and Touch America), The Montana Power, L.L.C., Touch America Holdings, Inc. and the purchasers of the energy-related assets and have claimed that The Montana Power Company and the other defendants engaged in a series of integrated transactions to sell all or substantially all of its assets and deprive the shareholders of a vote.

        After denying the original defendants' motions to dismiss the complaint, upon plaintiffs' motion, the court certified a class consisting of shareholders of record as of December 1999. The court has also, upon plaintiffs' motion, added Clark Fork and Blackfoot LLC as a successor to The Montana Power Company and NorthWestern as an additional defendant as a result of the sale of substantially all of the assets and liabilities from NorthWestern Energy LLC to NorthWestern. Recently, the case has been removed to federal court in Montana upon a petition by Milbank Tweed. Plaintiffs filed a motion to remand the action to state court. The parties are briefing the remand motion and the federal court after a hearing will decide whether or not the case remains in federal court. It is the position of all defendants that The Montana Power Company and its former directors and officers have fully complied with their statutory and fiduciary duties and no shareholder vote was required. Accordingly, all defendants are defending the suit vigorously. We also believe that we have both substantive and procedural defenses to this action and accordingly, we will vigorously defend against any assertion to the effect that we have any liability in this matter.

        In September 2000, The Montana Power Company established Touch America Holdings, Inc. as a new holding company with four subsidiaries, The Montana Power, L.L.C., Touch America, Inc., Tetragenics Company and Entech LLC (referred to as the "Restructuring"). Entech Inc. was merged into Entech LLC and the ownership of Entech LLC was distributed by The Montana Power, L.L.C. to Touch America Holdings, Inc. The Montana Power Company was merged into The Montana Power, L.L.C. with an exchange of The Montana Power Company common stock for Touch America Holdings, Inc. common stock on a one-for-one basis occurred. Certain assets and liabilities of The Montana Power Company subsequently were transferred to Touch America Holdings, Inc. Pursuant to a Unit Purchase Agreement signed on or about September 29, 2000, we acquired the former electric and natural gas transmission and distribution business of The Montana Power Company by purchasing the sole unit membership interest in The Montana Power, L.L.C. Subsequently, we renamed The Montana Power, L.L.C. as Northwestern Energy LLC. In November 2002, we acquired substantially all of NorthWestern Energy LLC's assets. Finally, NorthWestern Energy LLC was renamed again on November 20, 2002 to become Clark Fork and Blackfoot, L.L.C.

        We believe that no shareholder vote was required for any of the transactions in question and that the shareholders had an opportunity to vote on the Touch America restructuring and NorthWestern's acquisition, which was fully approved by a supermajority of The Montana Power Company's shareholders in September 2001. In the event that we face liability, we believe that we have an indemnification claim against Touch America for adverse consequences resulting from that liability. In light of the financial difficulties experienced by the telecommunications industry, we are uncertain as to the ability of Touch America to satisfy its contractual indemnification claim arising from this litigation. At this early stage, however, we cannot predict the ultimate outcome of this matter or how it may affect our combined financial position, results of operations or cash flows.

        In 1999, The Montana Power Company entered into an Asset Purchase Agreement with PPL Montana pursuant to which The Montana Power Company agreed to sell, among other assets, its portion of the 500-kilovolt transmission system associated with Colstrip Units 1, 2, and 3 for $97.1 million, subject to the receipt of required regulatory approvals. As part of the Touch America reorganization described above, The Montana Power, L.L.C. acquired The Montana Power Company's rights under the Asset Purchase Agreement. In September 2002, Clark Fork and Blackfoot, L.L.C. brought suit in Montana State District Court to compel PPL Montana to perform its obligations under the Asset Purchase Agreement and to recover damages. The case has been removed to the Federal District Court in Butte, Montana. We have filed a motion for partial summary judgment on the issue of specific performance of PPL Montana's obligation to complete the purchase. That motion has been fully briefed and is awaiting decision. NorthWestern believes its claims are meritorious and we intend to vigorously prosecute this litigation. At this early stage of the litigation, however, we cannot predict the ultimate outcome of this matter or how it may affect our financial position, results of operations, or cash flows. In addition, the disposition of any recovery from this lawsuit will be subject to review by the MPSC.

        On or about March 7, 2003, plaintiff Dana Ross, individually and on behalf of a class of all others similarly situated, filed a complaint alleging breach of fiduciary duty and violations of federal securities fraud laws (including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder) against Merle D. Lewis (the former Chairman and Chief Executive Officer of the Company), Kipp D. Orme (the Company's Vice President-Finance and Chief Financial Officer), and the Company. The lawsuit is entitled Dana Ross, et al. v. Merle D. Lewis, et al.; Case No. CIV03-4049, In the United States District Court of South Dakota, Southern Division. The putative class consists of all public investors who purchased common stock of NorthWestern from August 2, 2000 to December 13, 2002. Plaintiffs allege that defendants misrepresented NorthWestern's business operations and financial performance, overstated NorthWestern's revenue and earnings, among other things, by maintaining insufficient reserves for accounts receivables at Expanets, failed to disclose billing problems and lapses and data conversion problems, and failed to make full disclosures of problems (including the billing and data conversion issues) arising from the implementation of Expanets' EXPERT system. Plaintiffs' complaint alleges that NorthWestern's public statements, omissions, and failures to maintain adequate accounts receivables reserves artificially inflated NorthWestern's earnings and stock price, and that the class has been damaged as a result. The action seeks unspecified compensatory damages, rescission, and attorneys fees and costs as well as accountants and experts fees. The lawsuit has not yet been served. Given that it was only recently filed, we are not able to assess the likely outcome or risk of an adverse decision in this matter.

        On February 18, 2003 our Board authorized a Special Committee of the Board to evaluate Mr. Hylland's performance and conduct in connection with the management of the Company and its subsidiaries. The Board directed the Special Committee to make detailed findings regarding the evaluated conduct and to recommend to the Board the appropriate action, if any, to be taken with respect thereto. The Special Committee is nearing the completion of its evaluation. On April 10, 2003 we received a letter from Mr. Hylland asserting that there has occurred a fundamental change in connection with his employment under his employment agreement. We have provided to Mr. Hylland a notice that we have received his letter and will respond to him in due course. We have also notified Mr. Hylland that his notice may be defective for a number of reasons including failure to provide a reasonable time in which we have the right to cure. In any event, we dispute that a fundamental change has occurred and intend to vigorously defend any such claim.

        We and our partner entities are parties to various other pending proceedings and lawsuits, but in the judgment of our management, the nature of such proceedings and suits and the amounts involved do not depart from the routine litigation and proceedings incident to the kinds of business we conduct, and management believes that such proceedings will not result in any material adverse impact on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

        No matters were submitted to a vote of our security holders during the quarter ended December 31, 2002.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock, which is traded under the ticker symbol NOR, is listed on the New York Stock Exchange. The following are the high and low sale prices for our common stock for each full quarterly period in the periods shown and the cash dividends paid per share during each period:

QUARTERLY COMMON STOCK DATA

	Prices
			Cash Dividends Paid
	High	Low
2003
First Quarter	$6.18	$1.41	—
2002
First Quarter	$23.64	$20.35	$.3175
Second Quarter	$22.30	$14.20	$.3175
Third Quarter	$16.90	$8.40	$.3175
Fourth Quarter	$9.79	$4.30	$.3175
2001
First Quarter	$25.65	$21.63	$.2975
Second Quarter	$26.75	$21.75	$.2975
Third Quarter	$23.10	$20.90	$.2975
Fourth Quarter	$22.35	$18.25	$.3175

        On April 10, 2003, the last reported sale price on the New York Stock Exchange for our common stock was $2.41.

        Consistent with our turnaround plan to increase liquidity and reduce debt, the Board of Directors decided to terminate the historical practice of paying an annual cash dividend. We do not anticipate paying any cash dividends for the foreseeable future. In addition, we are currently prohibited from paying dividends on our common stock under Delaware law. To the extent that payment of a cash dividend on our common stock becomes permissible under Delaware law, we would only be able to pay a cash dividend on our common stock to the extent that all required distributions on our mandatorily redeemable preferred securities of our subsidiary trusts had been made. Our senior secured term loan also prohibits the payment of dividends during any period of default.

        We have established four wholly owned, special-purpose business trusts, NWPS Capital Financing I, NorthWestern Capital Financing I, NorthWestern Capital Financing II and NorthWestern Capital Financing III, to issue common and preferred securities and hold subordinated debentures that we issue and The Montana Power Company established Montana Power Capital I (Trust) as a wholly owned business trust to issue common and preferred securities and hold subordinated debentures that it issued. We assumed the obligations of The Montana Power Company under the subordinated debentures that it issued to Montana Power Capital I November 15, 2002. The sole assets of these trusts are the investments in subordinated debentures, which are interest bearing. We have the right, on one or more occasions, to defer interest payments in the subordinated debentures for up to 20 consecutive quarterly periods unless a default under the subordinated debentures has occurred and is continuing. If we defer interest payments on the subordinated debentures, cash distributions on our trust preferred securities will also be deferred. During this deferral period, distributions will continue to accumulate on both the trust preferred securities and deferred distributions at their respective rates. During any period in which we defer interest payments on the subordinated debentures, we will not, with some exceptions, be permitted to pay any dividends or distributions in respect of our capital stock;

redeem, purchase or make liquidation payments on our capital stock; make principal, premium or interest payments or repurchase or redeem any of our debt securities that rank equal with or junior to the subordinated debentures; or make any payments with respect to any guarantee of debt securities of any of our subsidiaries, including other guarantees, if such guarantee ranks equal with or junior to the subordinated debentures. Given our significant debt, our board of directors will review the appropriateness of each periodic interest payment under the subordinated debentures in light of, among other factors, the progress of our turnaround plan and our liquidity needs.

        Blue Dot may not pay any dividend or make any distribution to NorthWestern, except under certain circumstances, without the consent of the lenders under its credit facility.

Holders

        As of April 7, 2003 there were 10,322 holders of record of 37,396,762 outstanding shares of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table presents summary information about our equity compensation plans, including our employee stock ownership plan, our stock option and incentive plan and any individual stock option arrangements not arising under any plan. The table presents the following data on plans approved by stockholders and plans not so approved, all as of the close of business on December 31, 2002 (treating all employee stock purchase plan transactions occurring on such date on an as-settled basis):

  (i)
  the aggregate number of shares of our common stock subject to outstanding stock options, warrants and rights;

  (ii)
  the weighted-average exercise price of those outstanding stock options, warrants and rights; and

  (iii)
  the number of shares that remain available for future option grants, excluding the number of shares to be issued upon the exercise of outstanding options, warrants and rights described in (a) above.

For additional information regarding our stock option plans and the accounting effects of our stock-based compensation, please see Notes 2 and 17 to our Financial Statements included in Item 8 herein.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by security holders
(1) Stock Option and Incentive Plan	1,538,165		$22.49		1,815,357
(2) Team Member Stock Purchase Plan	N/A	(2)	N/A	(2)	954,469
Equity compensation plans not approved by security holders	N/A		N/A		N/A
None	N/A		N/A		N/A

Total	1,538,165				2,769,826

(1)
The Stock Option and Incentive Plan, as amended, provides that 12.5% of the outstanding shares of Common Stock of the Company, as of January 1st of each year, are available for issuance under the plan.

(2)
Under the Team Member Stock Purchase Plan, shares are acquired at the time of investment by the participating team member, at the applicable discount price.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY

	2002	2001	2000	1999	1998
	(in thousands except per share and shareholders data)
Financial Results
Operating revenues	$1,991,509	$1,723,978	$1,709,474	$757,940	$419,452
Gross margins	896,100	654,622	608,990	328,889	198,419
Operating expenses	1,525,734	751,492	604,680	285,358	154,184
Income (loss) from continuing operations	(629,634)	(96,870)	4,310	43,531	44,235
Interest expense	(129,536)	(49,248)	(37,982)	(20,978)	(15,546)
Investment income and other	(5,382)	8,023	8,981	9,800	5,700
Income (loss) from continuing operations before income taxes and minority interests	(764,552)	(138,095)	(24,691)	32,353	34,389
Benefit (provision) for income taxes	798	42,470	6,467	(13,145)	(10,223)
Income (loss) from continuing operations before minority interests	(763,754)	(95,625)	(18,224)	19,208	24,166
Minority interests in net loss of consolidated subsidiaries	14,914	141,448	67,820	24,788	5,315
Discontinued operations, net of taxes and minority interests	(101,655)	(1,291)	(43)	667	910
Extraordinary item, net of taxes	(13,447)	—	—	—	—
Net income (loss)	$(863,942)	$44,532	$49,553	$44,663	$30,391
Common Stock Data
Basic earnings (loss) per share	$(30.04)	$1.54	$1.85	$1.64	$1.45
Diluted earnings (loss) per share	$(30.04)	$1.53	$1.83	$1.62	$1.44
Basic earnings (loss) per share from continuing operations	$(26.17)	$1.59	$1.85	$1.61	$1.40
Diluted earnings (loss) per share from continuing operations	$(26.17)	$1.58	$1.83	$1.59	$1.39
Average shares outstanding:
Basic	29,726	24,390	23,141	23,094	18,660
Diluted	29,726	24,455	23,338	23,372	18,816
Dividends paid per common share	$1.27	$1.210	$1.130	$1.050	$.985
Annual dividend rate at year end	$1.27	$1.27	$1.19	$1.11	$1.03
Book value per share at year end	$(12.25)	$14.56	$13.65	$13.00	$12.21
Common stock price range:
High	$23.640	$26.750	$23.937	$27.125	$27.375
Low	$4.300	$18.250	$19.125	$20.625	$20.250
Close (at year end)	$5.080	$21.050	$23.125	$22.000	$26.438
Common shareholders at year end	9,885	10,358	10,371	10,475	10,116
Financial Position (as of December 31)
Total assets	$2,672,925	$2,641,685	$2,898,070	$1,956,761	$1,728,474
Working capital	18,863	(245,780)	40,314	100,193	57,739
Short-term debt	57,878	356,445	49,207	37,554	16,554
Long-term debt, excluding current portion	1,704,016	411,349	583,708	340,978	259,373
Total debt (including subsidiaries)	1,761,894	767,794	632,915	378,532	275,927
Common shareholders' equity (deficit)	(456,076)	396,578	319,549	300,371	282,134
Preferred stock not subject to mandatory redemption	—	3,750	3,750	3,750	3,750
Preferred stock subject to mandatory redemption	370,250	187,500	87,500	87,500	87,500
Ratio of earnings to fixed charges(1)	—	—	—	2.17	2.84

(1)
The fixed charges exceeded earnings, as defined by this ratio, by $764.6 million, $138.1 million and $24.7 million in 2002, 2001 and 2000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with "Item 6. Selected Financial Data" and our consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. For additional information related to our industry segments, see Note 23 of "Notes to Consolidated Financial Statements" of our consolidated financial statements, which are included in Item 8 herein. For information regarding our revenues, profits/losses and assets, see our consolidated financial statements included in Item 8 hereof.

OVERVIEW

        We operate our business in five reporting segments:

  •
  electric utility operations;
  •
  natural gas utility operations;
  •
  communications;
  •
  HVAC, plumbing and related services; and
  •
  all other, which primarily consists of our other miscellaneous service and non-energy related operations and activities that are not included in the other identified segments, together with the unallocated corporate costs and investments, and any eliminating amounts.

        Our financial condition has been significantly and negatively affected by the poor performance of our non-energy businesses and our significant indebtedness. NorthWestern reported losses on common stock for the year ended December 31, 2002, of $892.9 million or $30.04 per diluted share, compared with earnings on common stock of $37.5 million or $1.53 per diluted share in 2001. Full-year 2002 results were negatively impacted by $878.5 million in charges as further described below.

        In February 2003, we outlined the elements of a turnaround plan intended to strengthen our balance sheet and improve our financial performance. The primary elements of our turnaround plan are to focus on our core electric and natural gas utility business and a commitment to reduce our debt through the application of proceeds from the sale of non-core assets, including Expanets, Blue Dot, our Colstrip Transmission Line and the Montana First Megawatts generation project. Absent proceeds from the sale of non-core assets, significant improvements in the operating results of our non-energy businesses, restructuring of our debt or raising additional capital, we will not have the ability to materially reduce our debt and our ability to fund our operations and service our substantial indebtedness will be adversely affected.

        Consolidated revenues for 2002 were $2.0 billion, a 15.5 percent increase from $1.7 billion in 2001. Sales growth in 2002 was driven primarily by an increase in revenues from our newly acquired Montana electric and natural gas operations of $590.5 million as well as increased sales of $48 million, at Blue Dot, our heating, ventilation and air conditioning business, primarily from acquisitions. Consolidated revenues were adversely impacted by decreased revenues from Expanets of $321.6 million, our communications services business, due to deteriorating telecommunications markets and problems with its EXPERT system.

        Our electric and natural gas utility segments, combined, reported 2002 operating income of $145.0 million, compared with operating income of $45.9 million in 2001. Revenues for 2002 grew to $775.4 million, a substantial increase from revenues of $251.2 million in 2001. On February 15, 2002, we completed the acquisition of the electric and natural gas transmission and distribution business of The Montana Power Company for $478.0 million in cash and the assumption of $511.1 million in existing debt and mandatorily redeemable preferred securities of subsidiary trusts of The Montana Power Company, net of cash received. Results for 2002 include 11 months of Montana utility operations. In 2002, our Montana utility operations contributed $113.1 million in operating income, with revenues of $562.6 million, excluding results from January 2002. South Dakota and Nebraska utility operations contributed $31.9 million in operating income in 2002, with revenues of $212.7 million.

        For 2002, Expanets reported an operating loss of $391.9 million, compared with an operating loss of $102.6 million in 2001. Expanets' revenues for 2002 were $710.5 million, compared with $1.03 billion in 2001. The decline in revenue was the result of a downturn in the economy generally and the telecommunications equipment market specifically, a focus on higher margin revenues and challenges with Expanets' EXPERT system implementation that have contributed to erosion of Expanets' customer base. Results for 2002 were also adversely impacted by goodwill and long-lived asset impairments taken in the fourth quarter of 2002 of $288.7 million and a $65.8 million increase in reserves and write-offs for billing adjustments, accounts receivable and direct write-offs relating to complications with Expanets' EXPERT enterprise software system.

        Blue Dot reported an operating loss in 2002 of $311.3 million, compared with an operating loss of $13.8 million in 2001. Blue Dot's results were impacted by goodwill and long-lived asset impairments in the fourth quarter of 2002 of $301.7 million and poor economic conditions. Revenues were $471.8 million in 2002, compared with revenues in 2001 of $423.8 million. The increase in revenues was primarily due to acquisitions made during 2001 and 2002.

        In our All Other segment, we had an operating loss in 2002 of $71.4 million, compared with an operating loss of $26.4 million in 2001. Revenues for the All Other segment in 2002 were $33.9 million, an increase of $16.9 million from 2001. The increase was primarily due to $27.9 million from the newly acquired Montana non-utility operations, offset by reduced revenues from the South Dakota and Nebraska non-utility voice and data networks business, which was transferred to Expanets mid-year.

        On August 20, 2002, NorthWestern purchased the lenders' interest in approximately $19.9 million of short-term debt, together with approximately $6.1 million in letters of credit, of CornerStone outstanding under CornerStone's credit facility, which NorthWestern had previously guaranteed. No further drawings may be made under this facility. In addition, NorthWestern is owed $13.5 million from CornerStone and NorthWestern also has $9.2 million in letters of credit outstanding on behalf of CornerStone. As of December 31, 2002, the net recorded value of our receivables from and letters of credit exposure related to CornerStone was an aggregate $21.1 million.

SIGNIFICANT CHARGES FOR 2002

        During 2002, we recorded the following charges aggregating approximately $878.5 million:

•	Impairment of Blue Dot goodwill and other long-lived assets	$301.7 million
•	Impairment of Expanets goodwill and other long-lived assets	$288.7 million
•	Discontinued operations of CornerStone Propane, net of tax benefits	$101.7 million
•	Valuation allowance for deferred tax assets	$71.5 million
•	Expanets billing adjustments and accounts receivable write-offs and reserves	$65.8 million
•	Impairment of Montana First Megawatts project	$35.7 million
•	Retirement of acquisition term loan, net of tax benefits	$13.4 million

        Goodwill and Other Long-Lived Assets—Expanets and Blue Dot.    We established our annual review of goodwill as required by SFAS No. 142, as of October 1, 2002. Impairment charges under the requirements of SFAS No. 142 and SFAS No. 144 for our goodwill and other long-lived assets were $301.7 million for Blue Dot and $288.7 million for Expanets, including $69.6 million for the impairment of Expanets' EXPERT system. Various factors contributed to the significantly reduced valuations of

Expanets and Blue Dot, including lower than expected performance, revised growth rate assumptions and reduced holding period assumptions, which negatively impacted the fair value of Expanets and Blue Dot.

        Discontinued Operations of CornerStone.    As a result of the deconsolidation transaction on November 1, 2002, we no longer have any economic interest in Cornerstone, other than the debt interests described above. During 2002, we recorded charges totaling $101.7 million for the write down of the value of our investment and financial arrangements in CornerStone and our share of net operating losses.

        Deferred Tax Allowance.    As a result of the lower than expected performance and significant charges associated with our non-utility businesses, we evaluated the realization of our net deferred tax assets and determined that a valuation allowance was appropriate due to the uncertainty of realizing certain tax benefits in the future, which resulted in a charge of $71.5 million (excluding a tax valuation allowance totaling $78.0 million relating to the impairment of Blue Dot's and Expanets' goodwill and other long-lived assets and Expanets' billing adjustments, accounts receivable write-offs and reserves). The deferred tax assets consisted primarily of net operating loss carry forwards and temporary differences associated with our non-utility businesses.

        Expanets Adjustments and Write-Offs.    Expanets recorded a reduction in revenues of $28.0 million for pending billing adjustments and recorded accounts receivable and other write-offs and related reserves of $37.8 million primarily related to complications with its EXPERT system billing and related data migration issues.

        Montana First Megawatts.    As of and at December 31, 2002, we determined that absent regulatory approval of the Montana First Megawatts' power sales contract with NorthWestern Energy, the value of the project was equal to the estimated salvage value of project equipment. Accordingly, we recorded an impairment charge of $35.7 million against our investment of approximately $78.4 million in the project. Due to adverse changes to the independent power generation development market, absent receipt of necessary regulatory approvals of the power sales contract, there is no assurance that we will be able to sell this asset at a favorable price, if at all, and therefore, we may be required to take additional charges.

        Retirement of Acquisition Term Loan.    In March 2002, we retired a $720 million term loan that was used for interim financing for the acquisition of the transmission and distribution business of The Montana Power Company. The recognition of deferred costs related to the interim financing resulted in an extraordinary loss of $13.4 million net of taxes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that are believed to be proper and reasonable under the circumstances. We continually evaluate the appropriateness of our estimates and assumptions, including those related to goodwill and intangible assets, impairment of long-lived assets, revenue recognition, allowance for doubtful accounts, and minority interest in consolidated subsidiaries, among others. Actual results could differ from those estimates.

        We have identified the policies and related procedures below as critical to understanding our historical and future performance, as these polices affect the reported amounts of revenue and the more significant areas involving management's judgments and estimates.

  Goodwill and Indefinite-Lived Intangible Assets

        We believe that the accounting estimate related to determining the fair value of goodwill, and thus any impairment, is a "critical accounting estimate" because: (i) it is highly susceptible to change from period to period since it requires company management to make cash flow assumptions about future revenues, operating costs and discount rates over an indefinite life; and (ii) recognizing an impairment has had a significant impact on the assets reported on our balance sheet and our operating results. Management's assumptions about future sales margins and volumes require significant judgment because actual margins and volumes have fluctuated in the past and are expected to continue to do so. In estimating future margins, we use our internal budgets.

        SFAS No. 142 was issued during 2001 and is effective for all fiscal years beginning after December 15, 2001. According to the guidance set forth in SFAS No. 142, we are required to evaluate our goodwill and indefinite-lived intangible assets for impairment at least annually and more frequently when indications of impairment exist. Accounting standards require that if the fair value of a reporting unit is less than its carrying value including goodwill, an impairment charge for goodwill must be recognized in the financial statements. To measure the amount of the impairment loss to recognize, we compare the implied fair value of the reporting unit's goodwill with its carrying value. Our reporting units are consistent with our reporting segments as indentified in Note 23 of "Notes to Consolidated Financial Statements" included in Item 8 herein.

        We adopted SFAS No. 142 effective January 1, 2002 and retained a third party appraisal firm who performed an evaluation and determined that no impairment charge was necessary at the date of adoption, and selected October 1 as the date for our annual goodwill impairment test. The annual independent third party valuations for Expanets and Blue Dot were completed as of October 1, 2002 using a discounted cash flow approach based on forward-looking information regarding market share, revenues and costs for each reporting unit. We also prepared an internal valuation for our Montana utility operations as of October 1, 2002. Various factors contributed to the significantly reduced valuations of Expanets and Blue Dot, including lower than expected performance, revised growth rate assumptions and reduced holding period assumptions, which negatively impacted the fair value of Expanets and Blue Dot. As a result, we determined that a substantial impairment to our investment in these companies had occurred and we recorded an impairment charge to goodwill and indefinite-lived intangible assets of $483.4 million during the fourth quarter of 2002.

  Long-lived Assets

        We evaluate our property, plant and equipment and definite-lived intangible assets for impairment whenever indicators of impairment exist. SFAS No. 144 requires that if the sum of the undiscounted cash flows from a company's asset, without interest charges that will be recognized as expenses when incurred, is less than the carrying value of the asset, impairment must be recognized in the financial statements. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections.

        We recorded impairment charges of $69.6 million to write down the carrying amount of Expanets' EXPERT system and $25.4 million to write down the carrying amount of certain Expanets definite-lived intangible assets to their estimated fair value. These assets were identified as being carried at values that may not be recoverable due to the significant EXPERT operating deficiencies; the non-utility investment restrictions placed on us by the Montana Public Service Commission, or the MPSC; and the unfavorable business climate within the telecommunications industry.

        We recorded an impairment charge of $35.7 million to write down the carrying amount of our investment in a 260-megawatt natural gas-fired generation project located in Great Falls, Montana. Based on certain events occurring during the fourth quarter of 2002, we have determined as part of our restructuring plan to divest of this project and the assets have been written down to expected realizable value.

        We recorded an impairment charge of $12.0 million to write off the carrying amount of Blue Dot property, plant and equipment and definite-lived intangible assets. These assets were identified as being carried at values that may not be recoverable, due to current and projected financial performance and to the non-utility investment restrictions placed on us by the MPSC.

  Revenue Recognition

        Revenues are recognized differently depending on the type of revenue. For NorthWestern Energy's South Dakota and Nebraska operations, as prescribed by the respective regulatory authorities, electric and natural gas utility revenues are based on billings rendered to customers. Customers are billed on a monthly cycle basis. For NorthWestern Energy's Montana operations, as prescribed by the MPSC, operating revenues are recorded monthly on the basis of consumption or services rendered. To match revenues with associated expenses, we accrue unbilled revenues for electric and natural gas services delivered to the customers but not yet billed at month-end.

        Communications and HVAC revenues are recognized when goods are delivered to customers or services are performed, except for revenues for services performed under certain material installation or service contracts, which are recognized in any given period based on the percentage of costs incurred to date in relation to total estimated costs to complete the contracts. Revenues at Expanets for certain other material and installation contracts are recognized on the completed contract method of accounting due to the inability to adequately estimate gross margins for these contracts. Certain judgments affect the application of our revenue recognition policy, primarily percentage of project completion. Revenue estimates in these areas are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could materially impact future operating results. We continue to experience serious difficulties with the EXPERT system billing function. We provide a monthly reserve for billing adjustments at a rate in excess of industry standards, which we believe to be appropriate in our circumstances.

  Allowances for Doubtful Accounts

        We maintain a general allowance for doubtful accounts based on our historical experience, along with additional customer-specific allowances. We regularly monitor credit risk exposures in our accounts receivable. In estimating the necessary level of our allowance for uncollectible accounts, management considers the aging of its accounts receivable, the creditworthiness of our customers, economic conditions within the customer's industry, and general economic conditions, among other factors. When these factors change, the estimates made by management also change, which in turn impacts the level of our allowance for uncollectible accounts. The lack of reliable detailed accounts receivable information from the EXPERT system has negatively impacted our ability to estimate the approximate level of our allowances for uncollectible accounts, which contributed to a substantial increase in our allowance for uncollectible accounts.

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

  Pension and Postretirement Benefit Plans

        With the acquisition of our Montana electric and natural gas transmission and distribution business from The Montana Power Company, our pension and other postretirement benefit obligations significantly increased. Our reported costs of providing pension and other postretirement benefits, as described in Note 13 of "Notes to the Consolidated Financial Statements" contained in Item 8, are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.

        Pension and other postretirement benefit costs, for example, are impacted by actual employee demographics (including age and compensation levels), the level of contributions we make to the plans, earnings on plan assets, and health care cost trends. Changes made to the provisions of the plans may also impact current and future other postretirement benefit costs. Other postretirement benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the postretirement benefit obligation and postretirement costs. Our expected rate of return on assets was 8.50% for 2002. A 6.50% discount rate was used to determine our post-retirement benefit obligation as of December 31, 2002.

        As a result of the factors listed above, significant portions of other postretirement benefit costs recorded in any period do not reflect (and are generally greater than) the actual benefits provided to pension plan participants.

        Our pension and other postretirement benefit plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension and other postretirement benefit costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase or decrease recorded pension and other postretirement benefit costs.

  Qualifying Facilities Liability

        With the acquisition of our Montana electric and natural gas transmission and distribution business from The Montana Power Company, we assumed a liability for costs associated with certain Qualifying Facilities, or QFs. The QFs require us to purchase minimum amounts of energy at prices ranging from $65 to $138 per megawatt hour through 2029. Our gross contractual obligation related to the QFs is approximately $1.9 billion through 2029. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $1.5 billion through 2029. Upon completion of the purchase price allocation related to our acquisition of the electric and natural gas transmission and distribution business of The Montana Power Company, we established a liability of $134.3 million, based on the net present value of the difference between our obligations under the QFs and the related amount recoverable. The determination of the discount rate used to establish this liability was a significant assumption. We determined the appropriate discount rate to be 8.75%, in accordance with Statement of Financial Accounting Concepts No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. We believe that 8.75% approximates the rate we could have negotiated with an independent lender for a similar transaction under comparable terms and conditions as of the acquisition date.

  Minority Interest in Consolidated Subsidiaries

        Substantially all of our acquisitions at Expanets and Blue Dot have involved the issuance of common and preferred stock in those subsidiaries to the sellers of the acquired businesses. In connection with certain acquisitions of Expanets and Blue Dot, the sellers can elect to exchange the stock of Expanets and Blue Dot for cash or in certain circumstances, at the election of NorthWestern, shares of common stock of NorthWestern that have been registered for resale, at a predetermined exchange rate. Our investments in Expanets and Blue Dot are principally in the form of senior preferred stock with voting control and a liquidation preference over such common and preferred stock. We are required to consolidate the financial results of Expanets and Blue Dot because of our voting control. The common stock issued to third parties in connection with acquisitions creates minority interests which are junior to our preferred stock interests. Operating losses at Expanets and Blue Dot have been allocated first to the common shareholders of each subsidiary in proportion to common equity ownership to the extent the allocation does not exceed the minority interest of such common shareholders in the equity capital of the subsidiary after giving effect to any put options or exchange agreements, and thereafter is allocated to the preferred shareholders of each subsidiary in the order of priority equal to the liquidation preference of each series of preferred stock. Exchange agreements totaling $6.0 million for Expanets and $3.9 million for Blue Dot remained outstanding and were included in minority interests as of December 31, 2002. The equity held by third parties of these entities is as follows:

	Third Party Equity Reflected as Minority Interests At December 31,
	2002	2001
	(in thousands)
Expanets	$5,972	$17,124
Blue Dot	3,868	12,439
Other	500	504

Total	$10,340	$30,067

        See also "Liquidity and Capital Resources—Other Contractual Obligations" for discussion of additional equity instruments held by third parties that are not reflected in Minority Interests.

        The Minority Interests in Net Loss of Consolidated Subsidiaries contained in our consolidated statements of income (loss) is the income (loss) of our subsidiaries which is allocable to minority interests. In order to determine the allocation of income (loss) to minority interests, preferred dividends and corporate services allocations are deducted from the income (loss) before minority interests reported in our segment disclosures in order to arrive at the Minority Interests in Net Loss of Consolidated Subsidiaries contained in our consolidated statements of income. The corporate allocations relate to certain services NorthWestern provides to its subsidiaries for management services, including insurance, legal, human resources and benefit administrative support for employee benefits, transaction structuring, financial analysis, tax services and information technology. These services are discussed in Note 2 "Significant Accounting Policies—Minority Interest in Consolidated Subsidiaries" to NorthWestern's annual consolidated financial statements. The preferred dividends relate to dividends on our 12% coupon Preferred Stock of Expanets and our 11% coupon Preferred Stock of Blue Dot. The preferred dividends and corporate allocations are eliminated in consolidation. The net income (loss) before minority interests and net income (loss) available to common equity holders reported in our segment disclosures includes the portion of interest expense on our $205.7 million intercompany balance due from Expanets which is allocable to third party minority interests.

        The following tables demonstrate the reconciliation of income (loss) before minority interests reported in NorthWestern's segment disclosures for its communications and HVAC segments, the only two segments that have Minority Interest, to Minority Interests in Net Loss of Consolidated Subsidiaries contained in its consolidated statements of income for the periods indicated. All amounts in boxes are reflected directly within NorthWestern's consolidated financial statements. All other amounts support the derivation of those numbers.

        Preferred dividends for the year ended December 31, 2002 of $39.8 million and $43.4 million for Blue Dot and Expanets, respectively, which were either paid in kind through the issuance of additional preferred stock or credited against intercompany balances, represent increases of $11.6 million and $10.3 million, respectively, which reflect increased investments by NorthWestern in the preferred stock of each entity. Corporate allocations for 2002 of $2.1 million and $4.2 million for Blue Dot and Expanets, respectively, represent decreases of $1.0 million and $3.8 million, respectively, from amounts in 2001. The decreases reflect decreased services provided by NorthWestern, which are now performed by and directly expensed by each entity.

	Year ended December 31, 2002
	HVAC (Blue Dot)	Communications (Expanets)		Total
	(in thousands)
Loss before minority interests	$(320,745)	$(445,582	)(1)	$(766,327)
Preferred dividends	(39,846)	(43,440)		(83,286)
Corporate allocations (partner billings)	(2,055)	(4,200)		(6,255)

Net loss available to common equity holders	$(362,646)	$(493,222)		$(855,868)

Loss allocation to shareholders:
NorthWestern	$(358,884)	$(482,070)		$(840,954)
Minority interests	(3,762)	(11,152)		(14,914)

Total	$(362,646)	$(493,222)		$(855,868)

(1)
Expanets' loss before minority interests includes $9.5 million of after tax interest expense on amounts due to NorthWestern.

        Preferred dividends for the year ended December 31, 2001 of $28.2 million and $33.1 million for Blue Dot and Expanets, respectively, represent increases of $8.6 million and $7.2 million, respectively, which reflect increased investments by NorthWestern in the preferred stock of each entity. Corporate allocations for 2001 of $3.0 million and $8.0 million for Blue Dot and Expanets, respectively, represent increases of $0.7 million and $3.7 million, respectively, from amounts in 2000. The increase at Expanets is due to increased services provided by NorthWestern primarily related to the non-recurring transition and integration expenses related to the acquisition of the Lucent GEM assets. The increase at Blue Dot is due to continued increased involvement and corporate services provided by NorthWestern.

	Year ended December 31, 2001
	HVAC (Blue Dot)	Communications (Expanets)		Total
	(in thousands)
Loss before minority interests	$(13,562)	$(87,008	)(1)	$(100,570)
Preferred dividends	(28,192)	(33,062)		(61,254)
Corporate allocations	(3,047)	(7,971)		(11,018)

Net loss available to common equity holders	$(44,801)	$(128,041)		$(172,842)

Loss allocation to shareholders:
NorthWestern	$(31,246)	$(148)		$(31,394)
Minority interests	(13,555)	(127,893)		(141,448)

Total	$(44,801)	$(128,041)		$(172,842)

(1)
Expanets' loss before minority interests includes $4.4 million of after tax interest expense on amounts due to NorthWestern.

	Year ended December 31, 2000
	HVAC (Blue Dot)	Communications (Expanets)		Total
	(in thousands)
Loss before minority interests	$(2,265)	$(19,799	)(1)	$(22,064)
Preferred dividends	(19,570)	(25,907)		(45,477)
Corporate allocations	(2,324)	(4,264)		(6,588)

Net loss available to common equity holders	$(24,159)	$(49,970)		$(74,129)

Loss allocation to shareholders:
NorthWestern	$(6,246)	$(62)		$(6,308)
Minority interests	(17,913)	(49,908)		(67,821)

Total	$(24,159)	$(49,970)		$(74,129)

(1)
Expanets' loss before minority interests includes $0.4 million of after tax interest expense on amounts due to NorthWestern.

        As of December 31, 2002, no remaining minority interest basis existed with respect to Blue Dot and Expanets against which losses could be allocated. Accordingly, any future losses at Blue Dot and Expanets will be recognized in our operating results. Different capital structures in the future or unanticipated future operating results, either positive or negative, could result in materially different results.

RESULTS OF OPERATIONS

        The following is a summary of our results of operations in 2002, 2001 and 2000. Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments. This discussion is followed by a more detailed discussion of operating results by segment. Our "All Other" category primarily consists of our other miscellaneous service activities, which are not included in the other identified segments together with unallocated corporate costs. See "—Segment Information—All Other Operations" for a discussion of the items contained in our "All Other" category. Product and service category fluctuations highlighted at the consolidated level are more fully explained in the segment discussion.

  Consolidated Earnings (Loss).

        Consolidated losses on common stock in 2002 were $892.9 million, compared to consolidated earnings on common stock in 2001 of $37.5 million. Diluted earnings per share, or EPS, in 2002 was $(30.04), a decline of $31.57, from 2001 results. The decline in earnings in 2002 is largely due to impairment charges of $301.7 million at Blue Dot, $288.7 million at Expanets and $35.7 million related to the Montana First Megawatts project. Also contributing to the loss were $101.7 million, net of taxes, of additional losses associated with the discontinued operations of CornerStone, $65.8 million related to billing adjustments and accounts receivable reserves and write-offs at Expanets, a deferred tax asset valuation allowance of $71.5 million, and an extraordinary charge of $13.4 million, net of taxes, related to refinancing debt. In addition, interest expense increased by $80.3 million, primarily related to financings to facilitate the acquisition of NorthWestern Energy's Montana operations. These amounts were offset partially by $30.7 million of increased earnings in our electric and natural gas operations due primarily to the acquisition of NorthWestern Energy's Montana operations. Consolidated earnings on common stock in 2001 were $37.5 million, a decline of $5.2 million, or 12.3%, from 2000 results. Consolidated earnings on common stock in 2001 were reduced by a $24.9 million restructuring charge ($12.1 million net of taxes and minority interests) taken in the fourth quarter. The 2001 restructuring charge reduced diluted EPS by $0.50 per share. The $24.9 million restructuring charge related principally to facility closure costs, employee termination benefits and related costs incurred in connection with a series of company wide initiatives targeting reductions in annualized selling, general and administrative expenses.

  Consolidated Operations.

        Consolidated revenues in 2002 were $1,991.5 million, an increase of $267.5 million, or 15.5%, from 2001. The increase in 2002 was due to an increase in revenues from the electric and natural gas operations of $524.2 million as a result of the inclusion of NorthWestern Energy's Montana operations, a $48.0 million increase in revenues at Blue Dot, primarily due to acquisitions, and a $16.9 million increase in revenues from our All Other operations as a result of the addition of certain non-utility operations acquired with NorthWestern Energy's Montana operations. This increase was offset in part by a decrease in revenues at Expanets of $321.6 million as a result of the downturn in the economy and the telecommunications industry, certain data migration and system implementation problems at Expanets and a decrease in revenues at NorthWestern Energy's South Dakota and Nebraska operations of $32.1 million as a result of warmer weather in their service areas in 2002 and wholesale energy price decreases. Consolidated revenues in 2001 were $1,724.0 million, an increase of $14.5 million, or 0.8%, from 2000 results. The increase in 2001 was primarily due to increased revenues in our electric and natural gas segments of $69.9 million and increased revenues at Blue Dot of $15.0 million. This increase was partially offset by a decline in revenues at Expanets of $72.0 million as a result of the downturn in the economy and the telecommunications industry in particular, primarily due to volume declines.

        Consolidated cost of sales in 2002 was $1,095.4 million, an increase of $26.1 million, or 2.4%, from 2001. NorthWestern Energy's Montana utility operations added $220.9 million in cost of sales and Blue Dot experienced a $38.7 million increase in cost of sales, which was partially offset by a $203.5 million decrease at Expanets, and a $24.3 million reduction in cost of sales at NorthWestern Energy's South Dakota and Nebraska utility operations. Consolidated cost of sales in 2001 was $1,069.4 million, a decline of $31.1 million, or 2.8%, from 2000 results. Expanets experienced a $92.5 million reduction in consolidated cost of sales. The reductions in cost of sales at Expanets were partially offset by increased cost of sales of $54.0 million in our electric and natural gas segments and increased cost of sales at Blue Dot of $7.0 million.

        Consolidated gross margin in 2002 was $896.1 million, an increase of $241.5 million, or 36.9%, from 2001. The increase was primarily due to $341.7 million in gross margin from the inclusion of NorthWestern Energy's Montana utility operations, an increase of $22.7 million in gross margin from All Other operations and a $9.3 million increase in gross margin at Blue Dot. These increases were offset in part by a $118.0 million decrease in gross margin at Expanets and a $14.2 million decrease in gross margins at our NorthWestern Energy's South Dakota and Nebraska utility operations. Consolidated gross margin in 2001 was $654.6 million, an increase of $45.6 million, or 7.5%, from 2000 results. Gross margin in 2001 increased across all of our segments. Expanets' gross margin increased $20.5 million, primarily as a result of the full year impact of the Lucent GEM business operations in 2001, which were acquired in April 2000. Gross margin in our electric segment increased $14.2 million, primarily as a result of increased wholesale electric margins during the first half of 2001, and gross margin in our natural gas segment increased $1.8 million. Blue Dot's gross margin increased $8.0 million as a result of acquisitions in 2001.

        Consolidated gross margin, as a percentage of revenues in 2002 was 45.0%, compared to 38.0% in 2001 and 35.6% in 2000. Increases in 2002 over 2001 were primarily provided by the inclusion of NorthWestern Energy's Montana electric, natural gas, and non-utility operations. Consolidated gross margin as a percentage of revenues in 2001 improved as a result of the gross margin gains described above, together with our efforts to reduce costs and increase higher-margin recurring service and maintenance revenues in our communications operations.

        Consolidated operating expenses in 2002, which includes selling, general and administrative expenses, or SG&A, goodwill and long-lived asset impairment charges, depreciation and amortization, were $1,525.7 million, an increase of $774.2 million, or 103.0%, from 2001. This increase was primarily due to goodwill and long-lived asset impairment charges of $301.7 million, $288.7 million and $35.7 million at Blue Dot, Expanets and All Other operations, respectively. Also contributing to this increase was the inclusion of $228.6 million in operating expenses, including $43.8 million of depreciation, from NorthWestern Energy's Montana utility operations. These increases were offset in part by a net decrease in SG&A, depreciation and amortization of $117.5 million at Expanets. Consolidated operating expenses in 2001 were $751.5 million, an increase of $146.8 million, or 24.3%, from 2000 results. Operating expenses increased in each of our segments in 2001 due in part to a $24.9 million restructuring charge related to our series of company wide initiatives targeting reductions in annualized selling, general and administrative expenses. Expanets incurred increased expenses of $92.6 million, excluding its portion of this restructuring charge of $5.9 million, related to additional Lucent GEM business operating costs together with additional non-capitalizable integration and transition costs. Blue Dot's operating expenses also increased $19.1 million, excluding its portion of this restructuring charge of $7.2 million, due to continued acquisition activities and infrastructure growth. The restructuring charges discussed above resulted in $3.3 million of the $6.2 million increase in operating expenses of our electric utility and $1.2 million of the $1.9 million increase in operating expenses of our natural gas segment. All Other operating expenses increased $6.6 million excluding the $7.2 million restructuring charge due to personnel additions and professional services to support our expanding subsidiary operations.

        Consolidated operating losses from continuing operations in 2002 were $629.6 million, an increase of $532.8 million from 2001. The increase in operating losses was primarily due to the impairment charges at Blue Dot, Expanets and All Other of $301.7 million, $288.7 million and $35.7 million, respectively, and a $14.0 million decrease in operating income at NorthWestern Energy's South Dakota and Nebraska utility operations, which was partially offset by the inclusion of $113.1 million of operating income from NorthWestern Energy's Montana utility operations. Consolidated operating losses from continuing operations in 2001 were $96.9 million, compared to consolidated operating income from continuing operations in 2000 of $4.3 million. The $101.2 million change in operating income was due to a $78.0 million increase in operating loss at Expanets, an $18.4 million decline in operating income at Blue Dot, and a $12.7 million increase in All Other operating loss. These losses were partially offset by an $8.0 million operating income increase within our electric segment.

        Investment losses and other in 2002 was $5.4 million, a decrease of $13.4 million from investment income and other of $8.0 million in 2001. The decrease was primarily due to capital losses on miscellaneous investments. Investment income and other in 2001 decreased slightly to $8.0 million from $9.0 million in 2000. Gains from stock sales during the fourth quarter of 2001 were partially offset by realized losses on the write-down of certain investments. Overall investment income was also negatively impacted by lower interest rates and overall stock portfolio performance during 2001.

        Consolidated interest expense in 2002 was $129.5 million, an increase of $80.3 million, or 163.0%, from 2001. The increase was primarily due to increased financings to facilitate the acquisition of NorthWestern Energy's Montana operations. Interest expense in 2001 was $49.2 million, an increase of $11.3 million, or 29.7%, from 2000 results. The increase in interest expense was primarily attributable to financings by Expanets, where interest expense increased $13.3 million, and was offset partially by a decrease in interest expense at Blue Dot resulting from reduced credit facility borrowings.

        Consolidated income tax benefit in 2002 was $0.8 million, a decrease of $41.7 million from 2001. The decrease in the tax benefit was primarily related to a valuation allowance against the deferred tax assets and current net operating losses of Expanets and Blue Dot. The 2002 benefit has been reduced by a valuation allowance comprised of $121.6 million against the net deferred tax assets of Expanets and $27.9 million against the net deferred tax assets of Blue Dot, due to the significant losses of these subsidiaries. The valuation allowance has been established because management believes it is more likely than not that these deferred tax assets will not be realized. Consolidated income tax benefit in 2001 was $42.5 million, an increase of $36.0 million over the income tax benefit in 2000. Over 50% of the increase resulted from the tax benefit at Expanets, which was the result of a significant increase in operating losses in 2001. Lower taxable income at Blue Dot as a result of operating losses further increased the benefit, as did higher All Other operating expenses. The income tax benefits were partially reduced by increased tax expense at our electric and natural gas segments.

        Minority interests represent the net income or loss, after preferred dividends and corporate allocations related to our preferred stock investments in Expanets and Blue Dot, which are allocable to common shareholders other than us. Minority interests in 2002 were $14.9 million, a decrease of $126.5 million, or 89.5%, from 2001. The decrease was due to the depletion of available minority interest basis against which to allocate losses of Expanets and Blue Dot. After March 31, 2002, all losses were fully allocated to NorthWestern. Minority interests in 2001 were $141.4 million, an increase of $73.6 million, or 108.6%, from 2000. All of the increase was due to Expanets, where losses increased substantially in 2001, which was partially offset by reduced allocations at Blue Dot due to reduction in available basis to absorb the losses. Due to adequate basis in 2001 and 2000, substantially all losses by Expanets and Blue Dot were allocated to minority interests. Based on the entities' capital structures at December 31, 2002, any future losses at Expanets and Blue Dot will be allocated to us. See "—Critical Accounting Policies and Estimates—Minority Interest in Consolidated Subsidiaries" for a discussion of the allocation of income (loss) to minority interests and the changes in such allocations during the periods discussed.

  Electric Utility Segment Operations.

        Revenues from our electric utility operations in 2002 were $535.0 million, an increase of $428.0 million, or 400.1%, from 2001 results. This increase was almost exclusively attributable to the addition of NorthWestern Energy's Montana operations, effective February 1, 2002, which contributed $442.5 million of revenues for the year. The volume of wholesale and retail megawatt hours sold in 2002 for our Montana operations was 1.4 million and 6.7 million, respectively. In addition, our South Dakota operations contributed revenues of $92.5 million for 2002, which was a decrease of $14.5 million, or 13.5%, from 2001. This decrease in revenues was principally the result of a decrease of $16.1 million in wholesale electric revenues within the South Dakota operations due to market price declines. The volume of wholesale megawatt hours sold in 2002 for our South Dakota operations decreased by 6.2%, however, the volume of retail megawatt hours sold increased by 0.3%. Revenues from our electric utility operations in 2001 were $107.0 million, an increase of $20.4 million, or 23.6%, from 2000 results. The increase in revenues was principally the result of increased wholesale market prices for electricity. Revenues from our wholesale sales of electricity in 2001 were $13.6 million greater than the $9.3 million of revenues generated from such sales in 2000. The increase in wholesale sales revenues was principally due to unusual market conditions during the first half of 2001, and was partially offset by lower sales volume. The volume of wholesale megawatt hours sold in 2001 decreased by 3.4%; however, the volume of retail megawatt hours sold in 2001 increased by 4.4%. Revenues from retail sales of electricity increased by 8.9% in 2001, from $77.3 million in 2000 to $84.2 million in 2001. The increase in retail sales revenue in 2001 was principally due to a growing customer base combined with higher fuel costs that are passed through to customers.

        Cost of sales for our electric utility operations in 2002 was $205.6 million, an increase of $182.6 million, or 791.9%, from 2001 results. This increase was nearly all due to the addition of NorthWestern Energy's Montana operations, which increased costs by $182.0 million. In addition, our South Dakota operations experienced a $0.6 million increase in costs related to the increase in sales volume. The cost of sales for our electric utility operations in 2001 was $23.1 million, an increase of $6.3 million, or 37.4%, from 2000 results. The increase in cost of sales in 2001 was due principally to retail fuel cost adjustments and increased volumes.

        Gross margin in 2002 was $329.4 million, an increase of $245.5 million, or 292.5%, over the 2001 gross margin of $83.9 million. This increase was primarily due to the contribution of $260.5 million in gross margin from NorthWestern Energy's Montana operations. Partially offsetting this increase was a decrease in gross margin by our South Dakota operations of $15.0 million, or 17.9%, as a result of a substantial decrease in market prices for wholesale electricity as compared to the unusually high market prices in 2001. Overall gross margin as a percentage of revenues in 2002 was 61.6%, as compared to 78.5% in 2001. This decrease was the result of the substantial decline in wholesale electric margins from market price fluctuations and the influence of NorthWestern Energy's lower margin Montana operations as compared to our South Dakota operations. Gross margin in 2001 was $83.9 million, an increase of $14.2 million, or 20.3%, over the 2000 gross margin of $69.8 million. The increase in gross margin in 2001 resulted primarily from the unusual wholesale market conditions and the 4.4% increase in retail sales. Gross margin as a percentage of revenues in 2001 was 78.5%, compared to 80.6% in 2000, a decrease primarily as a result of increased fuel costs in 2001.

        Operating expenses, consisting of selling, general and administrative (SG&A) and depreciation expenses, were $218.3 million in 2002, an increase of $174.1 million, or 393.3%, over the 2001 results. This increase was nearly all due to the addition of NorthWestern Energy's Montana operations, which increased SG&A costs by $141.9 million and increased depreciation expense by $35.4 million. Partially offsetting this increase was a decrease in SG&A of $3.5 million by our South Dakota operations, resulting primarily from operational efficiencies, a reduction in benefit costs, the establishment of a capital lease for our lease programs, and the occurrence in 2001 of a restructuring charge. Operating expenses in 2001 were $44.3 million, an increase of $6.2 million, or 16.3%, from 2000 results. This increase was primarily caused by a restructuring charge of $3.3 million, together with small increases in allocated power plant maintenance costs associated with increased generation, higher team member benefits expenses, increased customer service costs and higher depreciation related to additional investments in power plants. Higher operating expenses in 2001 were partially offset by lower transmission and distribution expenses.

        Operating income in 2002 was $111.1 million, an increase of $71.4 million, or 180.0%, over 2001. The increase was attributable to the addition of approximately $83.2 million in operating income from NorthWestern Energy's Montana operations, while the South Dakota operations experienced a decrease of $11.8 million in operating income from the absence of unusually high margin wholesale electric sales in 2002 countered, in part, by lower operating expenses in 2002. Operating income in 2001 was $39.7 million, or $43.0 million before restructuring charges, representing an increase of $8.0 million, or 25.1%, over 2000. The increase in operating income was a result of increased higher margin wholesale sales revenue, partially offset by higher operating expenses in 2001.

  Natural Gas Utility Segment Operations.

        Revenues from our natural gas utility operations in 2002 were $240.3 million, an increase of $96.1 million, or 66.6%, from 2001 results. Revenues for the period reflect the inclusion of NorthWestern Energy's Montana operations, which contributed $120.1 million in revenues. In addition, our South Dakota operations contributed revenues of $120.2 million for 2002, which was a decrease of $24.0 million, or 16.7%, from 2001. This decrease was principally the result of a drop in commodity prices reflected within the South Dakota operations during 2002 compared to 2001, and a decrease in volumes as a result of warmer weather in the Nebraska and South Dakota service territories in 2002 than in 2001. Revenues from natural gas sales in 2001 were $144.2 million, an increase of $49.5 million, or 52.2%, from 2000 results. The increase was largely attributable to higher market prices for natural gas and a slight increase in the volume of sales.

        Cost of sales for our natural gas utility operations in 2002 was $133.1 million, an increase of $14.1 million, or 11.8%, from the 2001 results. Cost of sales for the period reflect the inclusion of NorthWestern Energy's Montana operations, which contributed $38.9 million in cost of sales, and a decrease in cost of sales from our South Dakota business of $24.9 million, or 20.9%. This decrease occurred primarily as a result of lower commodity prices and reduced retail volumes from warmer weather in 2002 than in 2001. Cost of sales in 2001 was $119.1 million, an increase of $47.7 million, or 66.8%, from 2000 results. The increase in cost of sales was a result of the increased market prices for natural gas in 2001 and, to a lesser extent, the slight increase in our volume of sales.

        Gross margin in 2002 was $107.2 million, an increase of $82.0 million, or 326.2%, over the 2001 gross margin of $25.2 million. This increase was nearly all due to the contribution of $81.2 million in gross margin by NorthWestern Energy's Montana operations. In addition, our South Dakota operations experienced a $0.8 million increase in margins due to increased volumes in the non-regulated gas segment. Overall gross margin as a percentage of revenues in 2002 was 44.6%, as compared to 17.4% in 2001, resulting primarily from the higher margin impact from the Montana operations. The higher margins from the Montana operations are principally due to NorthWestern owning the natural gas transmission system in Montana on which we collect tariff revenues and margins, as compared to South Dakota and Nebraska operations where third parties own the transmission systems and NorthWestern pays these costs which are then passed on to ratepayers as a component of the natural gas costs. Gross margin in 2001 was $25.2 million, an increase of $1.8 million, or 7.7%, from 2000 results. However, gross margin as a percentage of revenues decreased to 17.4% in 2001 from 24.7% in 2000. The increase in gross margin in 2001 was due to increased sales volumes and higher market prices for natural gas in 2001. Because the higher market prices for natural gas were passed along to consumers, the increase in gas commodity prices did not affect gross margin, but did have a positive impact on revenues and, therefore, adversely affected the gross margin percentage.

        Operating expenses in 2002 were $73.3 million, an increase of $54.4 million, or 286.8%, over 2001 results. SG&A expenses increased $45.0 million in 2002, primarily due to $42.9 million in additional expenses attributable to NorthWestern Energy's Montana operations, while the South Dakota operations' SG&A expenses increased by $2.1 million. Depreciation expense was $12.6 million in 2002, an increase of $9.3 million over 2001. This increase was also primarily due to the addition of NorthWestern Energy's Montana operations, which increased depreciation by $8.3 million, along with an increase of $1.0 million from our South Dakota operations. Operating expenses in 2001 were $19.0 million, an increase of $1.9 million, or 11.0%, from 2000 results. The increase was due principally to a $1.2 million restructuring charge related to a series of company wide initiatives targeting reductions in annualized selling, general and administrative expenses and small increases in team member benefit costs, customer care costs, and service expenses.

        Operating income in 2002 was $33.9 million, an increase of $27.7 million, or 446.7%, from 2001, primarily due to the addition of NorthWestern Energy's Montana operations, which contributed $30 million in operating income, while operating income from the South Dakota operations declined by $2.3 million. Operating income in 2001 was $6.2 million, or $7.4 million before restructuring charges, compared to operating income in 2000 of $6.3 million. The increase in operating income in 2001 before restructuring charges reflected gross margin increases, but was partially offset by increased operating expenses.

  Communications Segment Operations

        Operating revenues at Expanets in 2002 were $710.5 million, a decrease of $321.6 million, or 31.2%, from 2001. The decline in revenue was the result of a downturn in the economy generally and the telecommunications equipment market specifically, a focus on higher margin revenues and continuing problems with Expanets' EXPERT system implementation that have contributed to erosion of Expanets' customer base. Expanets recorded a reduction in revenues of $28.0 million for pending billing adjustments.

        Cost of sales in 2002 was $444.5 million, a decrease of $203.5 million, or 31.4% from 2001. The decrease was primarily due to lower sales volume and a technical assistance call center agreement signed with Avaya in March 2002 which reduced costs by approximately $25.9 million during the year ended December 31, 2002. Cost of sales in 2001 was $648.0 million, a decline of $92.5 million, or 12.5%, from 2000 results. The decline in cost of sales was attributable to a shift in sales mix from equipment sales to higher-margin service sales and a decline in sales volumes.

        Gross margin in 2002 was $265.9 million, a decrease of $118.1 million, or 30.7%, from 2001. Gross margin dollars decreased as the result of a decrease in revenue. As a percentage of revenues, gross margin increased slightly to 37.4% of operating revenues as compared to 37.2% in 2001. Gross margin in 2001 was $384.0 million, an increase of $20.5 million, or 5.6%, from 2000 results. As a percentage of revenues, gross margin increased from 32.9% in 2000 to 37.2% in 2001. Gross margin dollars increased, in spite of an overall decline in operating revenues, as the result of increased solutions and services sales. The gross margin percentage improvement was a result of the increased mix of higher margin recurring service revenues as compared to lower margin equipment sales.

        Operating expenses in 2002 were $657.8 million, a decrease of $171.3 million, or 35.2%, from 2001. Selling, general and administrative expenses in 2002 were $314.0 million, a decrease of $123.4 million, or 28.2% from 2001. This decrease was a result of the full year effect of the reduction of approximately 1,300 team member positions in 2001. In addition, current year operating expenses decreased as certain transition service agreements, or TSAs, with Avaya expired or were terminated. Under these TSAs, Avaya provided critical supporting systems such as accounting and information technology until Expanets could complete the necessary infrastructure to provide such services internally. Also contributing to the decrease, Expanets receives payments from Avaya under the terms of a maintenance fee agreement to help Avaya preserve its maintenance customer base for customers of Expanets who have maintenance agreements with Avaya. These amounts reduced operating expenses by $42.8 million in 2002 and $32.0 million in 2001. Included in the amount recognized in 2002 was a true up payment of $2.4 million from Avaya and an additional $10.4 million that had previously been deferred as of December 31, 2001, pending the determination of Avaya's actual experience. In addition, Expanets reduced accrued expenses established as of December 31, 2001 related to vendor settlements, bonus accruals and other items by $11.2 million during 2002. The decrease in selling, general and administrative expenses was partially offset by $37.4 million in bad debt expense and other receivable related charges and $31.2 million of additional expense associated with information technology costs for the operation and repair of the EXPERT system. Depreciation and amortization costs increased approximately $5.9 million in 2002 as the capitalized costs of the EXPERT system were depreciated starting in the first quarter of 2002. Operating expenses in 2001 were $486.5 million, an increase of $98.5 million, or 25.4%, from 2000 results. Selling, general and administrative expenses in 2001 were $437.4 million, an increase of $86.5 million, or 24.6%, from 2000 results. The increase in selling, general and administrative expenses in 2001 was primarily a result of the additional transition and integration and other operating expenses related to the Lucent GEM business acquisition beginning in the second quarter of 2000.

        Operating losses in 2002 were $391.9 million, an increase of $289.3 million from 2001 results, primarily due to a decline in the telecommunications equipment market and the $288.7 million in impairment charges discussed above. Operating losses in 2001 were $102.6 million, a decline of $78.0 million from 2000 results, primarily due to the general downturn in the economy and in the communications market in particular, together with the additional integration/transition and other operating expenses incurred as a result of the GEM acquisition.

  HVAC Segment Operations

        Operating revenues in 2002 were $471.8 million, an increase of $48.0 million, or 11.3% from 2001 results. Units acquired in 2002 and 2001 contributed $41.8 million in revenues in 2002. The remaining increase of $6.2 million represents a same unit growth rate of 1.5%. Operating revenues from non-core same units, which are operating locations designated by management of Blue Dot for immediate divestiture or closure due to significant operating issues or continuing deterioration of performance, were $74.0 million, a decrease of $12.6 million, or 14.5%, from 2001 results. The decline in revenues from the non-core units are due to soft overall market conditions in addition to individual circumstances which include: increased competition in Dallas; a shift in business focus from commercial to residential in San Antonio; disruption caused by labor issues in Detroit; changes in management at certain locations; and the continual impact of poor integration of businesses in New Jersey. Operating revenues in 2001 were $423.8 million, an increase of $15.0 million, or 3.7%, from 2000 results. Operations from acquisitions completed during 2001 and the inclusion of the operations for the full year in 2001 of the acquisitions made in the fourth quarter of 2000 contributed approximately $25.0 million in revenues, however, revenues at three previously acquired locations declined $26.4 million during 2001. Internal growth within the remainder of the HVAC business generated the remaining revenue increase.

        Cost of sales in 2002 was $306.7 million, an increase of $38.7 million, or 14.4%, from 2001 results. Units acquired in 2002 and 2001 incurred costs of $28.3 million in 2002. Cost of sales in same units increased $11.3 million or 4.2%. This increase is primarily attributable to increased competition, compounded by soft market conditions. Cost of sales from non-core same units were $47.2 million, a decrease of $8.6 million, or 15.5% from 2001 results. This decrease is generally in line with the decrease in revenues noted from these same operating units. Cost of sales in 2001 was $268.0 million, an increase of $7.0 million, or 2.7%, from 2000 results. The acquisition and operations of locations in 2001 and the inclusion of the operations for the full year in 2001 of the locations acquired in the fourth quarter of 2000 increased costs by approximately $13.7 million. Costs from additional locations were offset, however, by $16.2 million in reduced cost of sales in connection with division closings and restructurings at three non-core locations. The remaining increase in cost of sales was due to internal growth in other locations.

        Gross margin in 2002 was $165.2 million, an increase of $9.3 million, or 6.0%, from 2001 results. Units acquired in 2002 and 2001 contributed $15.6 million to gross margin in 2002. Gross margin in same units decreased $5.2 million or 3.4%. Gross margin from non-core same units were $26.7 million, a decrease of $3.9 million, or 12.8% from 2001 results. Gross margin in 2001 was $155.8 million, an increase of $8.0 million, or 5.4%, from 2000 results. The acquisition and operations of locations in 2001 and the inclusion of the operations for the full year in 2001 of the acquisitions made in late 2000 contributed approximately $11.3 million to gross margin in 2001, while certain non-core locations lowered gross margin $10.2 million. The remainder of the increase in gross margin in 2001 was due to internal growth in the previously acquired locations.

        Gross margin as a percentage of revenues in 2002 decreased from 36.8% to 35.0%. Units acquired in 2002 and 2001 contributed gross margin as a percentage of revenues of 35.5%, while gross margin as a percentage of revenues from same units decreased from 36.7% to 35.0%, primarily due to general economic conditions, a tougher competitive environment and increased operating costs.

        Operating expenses in 2002 were $476.5 million, an increase of $306.9 million from 2001 results. The primary reason for this increase was goodwill and long-lived asset impairment charges of $301.7 million. These impairment charges were recorded during the fourth quarter of 2002 to write off the carrying value of goodwill, fixed assets and intangible assets based on the fair value of Blue Dot, determined in accordance with SFAS No. 142 and SFAS No. 144, respectively. The charges are composed of $289.6 million for goodwill, $11.4 million for fixed assets and $0.7 million for intangible assets. Selling, general and administrative expenses in 2002 were $166.3 million, an increase of $13.1 million, or 8.6%, from 2001 results. Approximately $13.3 million of the expenses were incurred in connection with acquisitions in 2002 and the inclusion of the operations for the full year in 2002 of the acquisitions made in late 2001. Expenses increased $5.2 million in 2002 related to the sale-leaseback of a significant portion of Blue Dot's vehicle fleet. Expenses also increased $3.5 million in 2002 at the corporate level related to transition costs of relocating the corporate office, outside consulting, and additional costs of adding team members to support field operations and newly acquired locations.

Depreciation and amortization expenses in 2002 were $8.5 million, a decrease of $7.9 million, due to implementation of SFAS No. 142 related to the non-amortization of goodwill and reduced depreciation expense of $3.8 million related to the sale-leaseback of a significant portion of the company's vehicle fleet, partially offset by continued acquisition activity and capital expenditures. Operating expenses in 2001 were $169.6 million, an increase of $26.3 million, or 18.4%, from 2000 results. Selling, general and administrative expenses in 2001 were $153.2 million, an increase of $23.7 million, or 18.3%, from 2000 results. Approximately $8.2 million of the additional expenses were incurred in connection with acquisitions in 2001 and the inclusion of the operations for the full year in 2001 of the acquisitions made in late 2000. Expenditures also increased $2.7 million in 2001 at the corporate level for salaries and benefits of additional team members to support field operations. The remaining increase in expenses was attributable to the growth of previously acquired locations. Blue Dot recorded a $7.2 million restructuring charge in 2001, which related primarily to severance and related team member benefits. Depreciation and amortization expenses in 2001 increased 18.9% due to the continued acquisition activity and capital expenditures.

        Operating losses in 2002 were $311.3 million, an increase of $297.5 million from 2001 results primarily due to the impairment charges discussed in the previous paragraph. Prior to giving effect to these impairment charges, acquisitions in 2002 and the inclusion of the operations for the full year in 2002 of the acquisitions made in 2001 increased earnings by approximately $1.8 million. Prior to giving effect to these impairment charges, operating losses in 2002 from same units was $11.9 million, an improvement of $2.3 million or 16.1% from 2001 results. Prior to giving effect to these impairment charges, operating losses from non-core same units were $8.7 million, an improvement of $1.1 million, or 11.3% from 2001 results. The combination of a more competitive climate, increasing operating costs, transition costs related to the relocation of the corporate office resulted in the operating losses in 2002. Operating losses in 2001 were $13.8 million, a decline of $18.4 million from 2000 results. Acquisitions in 2001 and the inclusion of the operations for the full year in 2001 of the acquisitions made in 2000 increased earnings by approximately $3.1 million, but the restructuring charge of $7.2 million, decline in operating income within three non-core locations, margin shortfalls and an overall increase in operating expenses resulted in the net decline and operating loss in 2001.

  All Other Operations

        All Other primarily consists of our other miscellaneous service activities that are not included in the other identified segments, together with the unallocated corporate costs and investments, and any eliminating amounts. The miscellaneous service activities principally include non-utility businesses engaged in voice and data networks and systems, and a portfolio of services to residential and business customers, including product sales and maintenance contracts in areas such as home monitoring devices and appliances. In addition, the 2002 results include the non-utility operations from the newly acquired Montana business. Those activities include an underground pipe and line locating service as well as a portfolio of other services to residential and business customers.

        Revenues for the segment in 2002 were $33.9 million, an increase of $16.9 million, or 100%, from 2001. The increase was due to $27.9 million from the newly acquired Montana non-utility operations offset by reduced revenues from the South Dakota and Nebraska non-utility voice and data networks business, which was transferred to Expanets mid-year. Revenues in 2001 were $16.9 million, an increase of $1.6 million, or 10.7%, from 2000 results. The growth in 2001 was attributable to a small acquisition closed in December 2000, which was partially offset by business restructurings and reductions within certain other service activities.

        Cost of sales in 2002 was $5.5 million, a decrease of $5.8 million, or 51.2%, from 2001. The decrease was primarily due to the mid-year transfer of the South Dakota and Nebraska non-utility voice and data networks business. Cost of sales in 2001 was $11.2 million, an increase of $0.4 million, or 4.0%, from 2000 results. The increase was a result of the aforementioned acquisition offset by decreased costs from reductions in other service activities.

        Gross margin in 2002 was $28.4 million, an increase of $22.7 million, or 397.7%, from 2001. The increase was primarily due to the newly acquired Montana non-utility operations offset by transfer of the previously mentioned South Dakota and Nebraska non-utility voice and data networks business to Expanets. Gross margin in 2001 was $5.7 million, an increase of $1.2 million from 2000 results. As a percentage of revenues, gross margin improved from 29.4% in 2000 to 33.7% in 2001 to 83.8% in 2002. The increase in 2002 resulted primarily from the newly acquired underground line locating service business.

        Operating expenses in 2002 were $99.8 million, an increase of $67.7 million, or 210.5%, from 2001. The increase was primarily due to $35.7 million asset impairment charges with respect to the investment in the Montana First Megawatts project and operating expenses from the newly acquired underground line locating service business and to the recognition of expenses of approximately $5.9 million related to the anticipated termination of NorthWestern's Stock Ownership Plan. Operating expenses in 2001 were $32.1 million, an increase of $13.9 million, or 76.4%, from 2000 results. The increase was due principally to $7.3 million of restructuring charges related to a series of company wide initiatives targeting reductions in annualized selling, general and administrative expenses, increased salaries, benefits and relocation expenses related to additional personnel in the corporate offices, additional costs from the acquisition, increased professional services expenses, and an increase in certain other benefit plan expenses.

        Operating losses in 2002 were $71.4 million, an increase of $45.0 million, or 170.1%, from 2001. The increase was primarily due to the previously mentioned asset impairment charges. Losses in 2001 were $26.4 million, compared to losses of $13.7 million in 2000. The $12.7 million increase in operating losses in 2001 was attributable to the restructuring charges together with growth in corporate operating expenses, which were partially offset by an increase in gross margin.

LIQUIDITY AND CAPITAL RESOURCES

        The success of our turnaround plan is dependent upon reducing our debt. Absent the receipt of significant proceeds from the sale of non-core assets, the raising of additional capital or a restructuring of our debt, we will not have the ability to materially reduce our debt or meet our significant maturing debt obligations beginning in 2005, and our ability to fund our operations and service our substantial indebtedness will be adversely affected.

        As of December 31, 2002, cash and cash equivalents were $45.6 million, compared to $34.8 million at December 31, 2001. On April 7, 2003, cash and cash equivalents were approximately $95 million. The increase in cash is principally the result of the net proceeds received from the closing of our new senior secured term loan net of other debt principal payments and working capital needs. Our principal sources of liquidity for the year ended December 31, 2002 were cash from operations and cash provided by financing activities, including the sale of new debt and equity securities and borrowings under our former senior credit facility.

        We realized net positive cash inflows from operations of $34.0 million in 2002, $83.2 million in 2001, and $34.7 million in 2000. Net cash provided by operating activities in 2002 was composed of a net loss of $863.9 million adjusted for non-cash items of $952.5 million, net cash provided by changes in operating assets and liabilities of $5.7 million and cash used for changes in net assets of discontinued operations of $60.2 million. The increase in cash flows in 2002 was due in part to a $42.0 million decrease in accounts receivable and a $35.8 million decrease in other current assets, offset primarily by a $50.7 million decrease in accounts payable and an $80.6 million decrease in cash due to changes in regulatory assets and liabilities. The increase in cash flows in 2001 was due in part to a $63.5 million increase in accrued expenses, a $51.0 million increase in accounts payable, a $32.3 million decrease in net assets of discontinued operations and a $6.4 million decrease in accounts receivables which were partially offset by a $19.0 million increase in other current assets and a $16.0 million increase in inventories. In 2002, we used our cash from operations and $631.0 million in cash provided from financing activities, to fund $654.3 million in investment activities, including our acquisitions and capital expenditures. In 2001, we used our cash from operations, together with $8.6 million in existing cash and cash equivalents and $91.3 million in cash provided from financing activities, to fund $183.1 million in investment activities, including our acquisitions and capital expenditures. In 2000, we used a portion of our cash from operations, together with $150 million in cash provided from financing activities, to fund $163.9 million in investment activities, including our acquisitions and capital expenditures.

        Cash flows used in investing activities in 2002 were $654.3 million, an increase of $471.2 million from 2001. The increase was primarily due to the acquisition of our Montana utility operations. Cash flows used in investing activities of $183.1 million in 2001 increased $19.2 million over 2000 investing activities. The increase was principally a result of increased growth of property, plant and equipment capital expenditures. Cash flows provided by financing activities in 2002 were $631.0 million, an increase of $539.7 million from 2001. The increase was primarily due to the issuance of $738.1 million in senior notes and other long-term debt, $123 million in net line of credit borrowings, $117.8 million in net proceeds from the issuance of preferred securities of subsidiary trusts and $81 million in net proceeds from the issuance of our capital stock, offset primarily by repayment of $313.5 million in long-term debt. Cash flows provided by financing activities of $91.3 million in 2001 declined $58.7 million compared to $150 million of financing cash inflows in 2000. The decrease is attributable to a decline in net debt issuances and repayments and an increase in cash used to repurchase subsidiary minority interests, offset by proceeds from common stock issuances in 2001.

        During 2001 and 2002, we raised cash proceeds from the following offerings of our securities and new debt facilities.

  •
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
  •
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
  •
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
  •
  On February 15, 2002, in connection with our recently completed acquisition of The Montana Power Company's energy distribution and transmission business, we assumed $511.1 million of debt and preferred stock net of cash received from The Montana Power Company and we entered into a $720 million term loan and drew down a $19.0 million swing line commitment under our $280 million revolving credit facility to fund our acquisition costs and repay borrowings of $132.0 million outstanding under our existing recourse bank credit facility. The $511.1 million of assumed debt and preferred stock includes various series of mortgage bonds, pollution control bonds and notes that bear interest rates between 5.90% and 8.95%. These include both secured and unsecured obligations with maturities that range from 2003 to 2026.

  •
  On March 13, 2002, we issued $250 million of our 7 7/8% senior notes due March 15, 2007, and $470 million of our 8 3/4% senior notes due March 15, 2012, which resulted in net proceeds to us of $713.9 million. We applied these net proceeds together with available cash to fully repay and terminate the $720 million term loan portion of our credit facility. On March 28, 2002, we entered into two fair value hedge agreements, each of $125.0 million, to effectively swap the fixed interest rate on our $250 million five-year senior notes to floating interest rates at the three month London Interbank Offered Rate plus spreads of 2.32% and 2.52%, effective as of April 3, 2002. These fair value hedge agreements were settled on September 17, 2002 resulting in $17.0 million of proceeds and an unrecognized gain to us. The unrecognized gain is recorded in Other Non-Current Liabilities and will be recognized as a reduction of interest expense over the remaining life of the notes. On the nine remaining coupon payments on the five-year notes, the amortization of the gain equates to a $1.9 million interest savings per coupon payment, effectively lowering the annual interest rate on the five-year notes to 6.3%.
  •
  On October 8, 2002, we completed a 10 million share common stock offering. The offering raised $81.0 million of net proceeds, after expenses and commissions. The net proceeds were used for general corporate purposes, including reducing amounts drawn under our credit facility.

        Capital expenditures for property, plant and equipment for the years ended December 31, 2002, 2001 and 2000, were $115.9 million, $163.9 million, and $61.4 million, respectively. We estimate that our capital expenditures for 2003 will be approximately $60 million for our regulated business and $23 million for our unregulated businesses. Our capital expenditures are continually examined and evaluated and may be revised in light of changing business operating conditions, variation in sales and other business factors. Our future investment in any non-utility entity, including Blue Dot, CornerStone or Expanets, is limited to $10 million without the approval of the MPSC, pursuant to an order issued in connection with approval of our senior secured term loan. With the approval of the MPSC, we may make secured loans of up to $30 million for Expanets and $20 million for Blue Dot under the order, but we do not intend to do so. We expect our capital expenditures for our regulated business to approximate $60 million in each of years 2004 through 2007.

        As of December 31, 2002, NorthWestern had long-term borrowings of approximately $2.1 billion. Through March 31, 2003, we have:

  •
  Repaid $15.0 million aggregate principal amount of maturing Montana Secured Medium Term Notes.
  •
  Repaid approximately $11.2 million on Expanets' credit facility with Avaya. The remaining outstanding balance on this facility of approximately $27.1 million was formally extended by Avaya and is due in three equal installments of approximately $9.0 million on each of January 1, April 1 and July 1, 2004.
  •
  Agreed with Avaya to cancel the Expanets subordinated note in the face amount of $35.0 million due 2005 that was issued as partial consideration in the GEM acquisition. The subordinated note was non-interest bearing and had a carrying value of approximately $27.0 million as of December 31, 2002.
  •
  Repaid and terminated our $280 million credit facility, of which the outstanding balance at December 31, 2002 was approximately $255.0 million and which was fully drawn, including back-up letters of credit, on the date of repayment, with net proceeds received on a $390 million secured term loan closed during February 2003.

After such repayments, as of March 31, 2003, we now have approximately $2.2 billion in long-term borrowings, with maturities during the balance of 2003 of approximately $9.0 million, which excludes $16 million related to the Blue Dot credit facility, currently in default, which is non-recourse to us. In 2004, we have approximately $42.3 million in maturities, including approximately $27.1 million under Expanets' credit agreement with Avaya, for which we have an obligation to purchase inventory and receivables in an amount equal to the outstanding balance in the event of a default by Expanets.

        The following table shows our contractual cash obligations and commercial commitments as of December 31, 2002:

		Payment Due By Period Year Ending December 31,
Commitments
	Total	2003		2004		2005	2006	2007	Thereafter
	(in thousands)
Debt:
Senior Notes, 7 7/8% and 8 3/4%	$720,000	$—		$—		$—	$—	$250,000	$470,000
Discount on Senior Notes	(802)	—		—		—	—	—	(802)
Senior Unsecured Debt, 6.95%	105,000	—		—		—	—	—	105,000
Credit Facility(1)	255,000	3,900		3,900		3,900	243,300	—	—
South Dakota Mortgage Bonds, 7.00% and 7.10%	115,000	—		—		60,000	—	—	55,000
South Dakota Pollution Control Obligations, 5.85% and 5.90%	21,350	—		—		—	—	—	21,350
Montana First Mortgage Bonds, 7.00%, 7.30%, 8.25% and 8.95%	157,197	—		—		5,386	150,000	365	1,446
Discount on Montana First Mortgage Bonds	(3,226)	—		—		—	—	—	(3,226)
Montana Pollution Control Obligations, 6.125% and 5.90%	170,205	—		—		—	—	—	170,205
Montana Secured Medium Term Notes, 7.23% and 7.25%	28,000	15,000	(2)	—		—	—	—	13,000
Montana Unsecured Medium Term Notes, 7.07%, 7.96 and 7.875%	40,000	—		—		—	15,000	—	25,000
Montana Natural Gas Transition Bonds, 6.20%	50,866	4,364		4,052		4,744	4,712	5,248	27,746
Expanets credit facility(3)	38,299	11,199	(4)	27,100	(4)	—	—	—	—
Blue Dot credit facility	16,000	16,000		—		—	—	—	—
Other debt, various(4)	29,733	795		1,170		27,308	221	239	—
Capital leases(5)	19,272	6,620		6,081		3,312	2,177	708	374
Total Debt	1,761,894	57,878		42,303		104,650	415,410	256,560	885,093
Mandatorily Redeemable Preferred Securities of Subsidiary Trusts:
8.125% mandatorily redeemable preferred securities of subsidiary trust	32,500	—		—		—	—	—	32,500
7.20% mandatorily redeemable preferred securities of subsidiary trust	55,000	—		—		—	—	—	55,000
8.45% mandatorily redeemable preferred securities of subsidiary trust	65,000	—		—		—	—	—	65,000
8 1/4% mandatorily redeemable preferred securities of subsidiary trust	106,750	—		—		—	—	—	106,750
8.10% mandatorily redeemable preferred securities of subsidiary trust	111,000	—		—		—	—	—	111,000
	370,250	—		—		—	—	—	370,250
Future minimum operating lease payments(5)	342,086	59,891		54,461		48,379	41,405	36,004	101,946
QF Facilities(6)	143,606	9,395		8,075		7,908	2,811	3,804	111,613
Power Purchase Contracts(7)	1,694,561	306,293		291,984		269,869	231,096	162,384	432,935
Interest payments on existing debt and preferred securities	2,168,988	174,471		171,110		169,270	161,771	108,540	1,383,826

Total Commitments	$6,481,565	$608,108		$567,933		$600,076	$852,493	$567,292	$3,285,663

(1)
In addition, as of December 31, 2002, NorthWestern had letters of credit totaling $20.4 million outstanding under its $280 million revolving credit facility. This facility was terminated and repaid in full on February 10, 2003. This facility was repaid with a portion of the proceeds from our new $390 million senior secured term loan, which we drew down on February 10, 2003 and which matures on December 1, 2006. We have adjusted the maturity schedule of the amounts outstanding under our $280 million revolving credit facility at December 1, 2002 to match the maturity schedule under our new $390 million senior secured term loan. The entire outstanding balance under the senior secured term loan matures on December 31, 2006, expected to be approximately $378 million, net of scheduled amortization. We have also included the interest payments on our senior secured term loan in the interest payments reflected in this table.

(2)
These Montana Secured Medium Term Notes matured and were repaid in their entirety on January 27 and 28, 2003.

(3)
This facility had an outstanding balance of $27.1 million as of March 31, 2003. Amounts repaid under this facility may not be reborrowed. If Expanets defaults under this facility, we may be obligated to purchase inventory and accounts from Avaya in an amount equal to the outstanding balance of the facility.

(Footnotes continued on the next page.)

(Footnotes continued from the preceding page.)

(4)
Subsequent to December 31, 2002, we reached an agreement with Avaya to settle certain claims and to restructure the terms of Avaya's investments in Expanets' equity and debt securities. In connection with such agreement, Expanets paid down the balance of its credit facility to approximately $27.1 million, which was deferred until 2004 and will be repaid in equal payments on January 1, 2004, April 1, 2004 and July 1, 2004. Further, Expanets' non-interest bearing note in the face amount of $35.0 million which was carried on Expanets' books at a value of approximately $27.0 million at December 31, 2002 and is included in Other debt, various, was forgiven by Avaya. See Item 1. "Business—Communications, Network Services and Data Solutions Business—Expanets—Operating Developments" for further details of this agreement.

(5)
The capital lease obligations are principally used to finance equipment purchases. These leases have various implicit interest rates, which range from 2.0% to 16.1%. NorthWestern has a financial commitment related to certain vehicles under operating leases by Expanets and Blue Dot, in the event of default and subsequent failure to cure such default. At December 31, 2002 the amount of this financial commitment is approximately $24.7 million.

(6)
As discussed in "Utility Regulation—Electric Operations—Montana", with the acquisition of our Montana operations we assumed a liability for expenses associated with certain Qualifying Facilities Contracts, or QFs. The QFs require us to purchase minimum amounts of energy at prices ranging from $65 to $138 per megawatt hour through 2029. Our gross contractual obligation related to the QFs is approximately $1.9 billion. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $1.5 billion. We have established a liability as of the date of the acquisition of $134.3 million, which represents the net present value, utilizing a discount rate of 8.75%, of the difference between our obligations under the QFs and the related amount recoverable in rates. The obligation and payments reflected on this schedule represent the amortization of this liability.

(7)
As discussed in "Electric Operations—Electric Supply" and "Natural Gas Operations—Natural Gas Supply", we have entered into various power purchase commitments, largely purchased power, coal and natural gas supply, electric generation construction and natural gas transportation contracts. These commitments range from one to thirty years.

        Each of the debt agreements, mandatorily redeemable preferred securities of subsidiary trust and capital and operating leases described in the above-referenced table, as well as other contractual obligations including the Blue Dot exchange agreements and the obligations under the Defined Benefit Pension and Postretirement Benefit Plan are described under the caption "Description of Indebtedness and Other Contractual Obligations."

        For our utility only operations, which excludes Blue Dot, Expanets, and all other unregulated entities, and absent proceeds from the sale of non-core assets, we estimate the following for the years 2003 and 2004 ($ are approximate and in millions):

	2003	2004
Cash flows from operating activities(1)	$30	$80
Cash flows used in investing activities(2)	(60)	(60)
Cash flows provided (used) in financing activities(3)	32	(39)
Increase (decrease) in cash and cash equivalents	$2	$(19)

(1)
The 2003 amount includes a net decrease in working capital of approximately $45 million and interest payments of approximately $140 million. The 2004 amount includes a net decrease in working capital of approximately $15 million and interest payments of approximately $140 million.

(2)
These amounts are comprised of capital expenditures.

(3)
The 2003 amount represents the net total of our currently anticipated financing activities for 2003 and is comprised of the following:

Net proceeds—Senior secured term loan	$366
Repayment of outstanding debt and retirement of letters-of-credit with proceeds from senior secured loan	(280)
Trust preferred dividend payments	(30)
Other debt payments	(24)

Cash flows provided by financing activities	$32

  We have the right to defer payment of our trust preferred dividend payments for up to 20 consecutive quarters. The 2004 amount includes trust preferred dividend payments of approximately $30 million, and other debt payments of approximately $9 million.

        Based on our current plans and business conditions, we expect that our available cash, cash equivalents and investments, together with amounts generated from operations, will be sufficient to meet our cash requirements for at least the next twelve months. However, due to a decrease in cash and cash equivalents during 2004, we believe that we may need additional funding sources or proceeds from the sale of non-core assets, by the end of 2004 or early in 2005. Commencing in 2005, we face substantial debt reduction payments. Absent the receipt of significant proceeds from the sale of non-core assets, the raising of additional capital or a restructuring of our debt, we will not have the ability to reduce our debt or meet our maturing debt obligations. Even if we are successful in selling some or all of our non-core assets, we will have to restructure our debt or seek new capital.

        The principal elements of our turnaround plan will be to focus on our core electric and natural gas utility businesses and to commit to reduce our debt. In that regard,

  •
  We do not intend to make any additional significant investments in, or commitments to, Expanets and Blue Dot while we examine strategic alternatives for these businesses, including the sale or disposition of each of these businesses or their assets;

  •
  We are seeking to enforce a contract for the sale of our Colstrip Transmission line, and we propose to sell certain of our non-core assets, including our Montana First Megawatts project;

  •
  We intend to review all corporate overhead and significantly reduce expenditures; and

  •
  We have departed from our historical practice of paying dividends on our common stock.

Description of Indebtedness and Other Contractual Obligations

        Senior Notes.    The Senior Notes are two series of unsecured notes that we issued in 2002 in connection with our acquisition of NorthWestern Energy LLC. These senior notes mature in 2007 and 2012.

        Senior Unsecured Debt.    The Senior Unsecured Debt is a general obligation that matures in 2028. We issued this debt in November 1998, and the proceeds were used to repay short-term indebtedness and for general corporate purposes.

        Senior Secured Term Loan.    In February 2003, we closed and received funds from a $390 million senior secured term loan, which is secured by $280 million of First Mortgage Bonds secured by substantially all of our Montana utility assets and $110 million of First Mortgage Bonds secured by substantially all of our South Dakota and Nebraska utility assets. The net proceeds from this facility were used to repay $260 million outstanding plus approximately $20 million in letters of credit and terminate our prior working capital facility, which had a $280 million revolving line of credit, and provided ongoing liquidity to the Company. Our prior credit facility, which bore interest at a variable rate tied to the London Interbank Offered Rate plus a spread of 1.5% based on our credit ratings and accrued interest at 2.88% per annum as of December 31, 2002, was repaid and terminated on February 10, 2003.

        Our new senior secured term loan bears interest at a variable rate tied to the Eurodollar rate, with a floor of 3.0%, plus a spread of 5.75% or at the prime rate, with a floor at 4.00%, plus a spread of 4.75%. Our new senior secured term loan expires on December 1, 2006, although we must make quarterly amortization payments equal to $975,000 commencing on March 31, 2003. The credit agreement with respect to our senior secured term loan contains a number of representations and warranties and imposes a number of restrictive covenants that, among other things, limit our ability to incur indebtedness and make guarantees, create liens, make capital expenditures, pay dividends and make investments in other entities.

        In addition, we are required to maintain certain financial ratios for NorthWestern and its subsidiaries, excluding Blue Dot, Expanets and CornerStone (the "Borrower"), including:

  •
  net worth, as defined, on the last day of each fiscal quarter of at least $616.0 million plus 50% of cumulative net income (but not losses) from each quarter commencing with the quarter ending March 31, 2003 ($785.1 million at December 31, 2002);

  •
  a funded debt to total capital ratio, as defined, on the last day of each fiscal quarter of no greater than 72.5% (69.1% at December 31, 2002);

  •
  a ratio of utility business earnings before interest, taxes, depreciation and amortization, or EBITDA(1), to consolidated recourse interest expense (which excludes non-cash interest expense) for the prior four fiscal quarters of at least 1.40 to 1.00 (2.25 at December 31, 2002);

(1)
EBITDA is a non-GAAP financial measure and as such, we have not used it in describing our results of operations. We have used EBITDA in this section specifically to show compliance with our debt covenants and we do not refer to EBITDA for any other purpose herein.

•
a ratio of Montana utility business EBITDA to interest expense on the Montana First Mortgage Bonds for the trailing four fiscal quarters of at least 3.00 to 1.00 (7.52 at December 31, 2002);

•
a ratio of South Dakota utility business EBITDA to interest expense on the South Dakota First Mortgage Bonds for the trailing four fiscal quarters of at least 2.50 to 1.00 (6.11 at December 31, 2002);

•
a ratio of funded debt outstanding on the last day of each fiscal quarter to utility business EBITDA for the trailing four fiscal quarters of less than 8.75 to 1.00 prior to January 1, 2004, less than 8.25 to 1.00 during 2004 and less than 7.50 to 1.00 thereafter (7.68 at December 31, 2002);

•
a ratio of the aggregate amount of Montana First Mortgage Bonds outstanding on the last day of each fiscal quarter to Montana utility business EBITDA for the trailing four fiscal quarters of less than 4.25 to 1.00 prior to January 1, 2005 and less than 3.75 to 1.00 thereafter (1.99 at December 31, 2002); and

•
a ratio of the aggregate amount of South Dakota First Mortgage Bonds outstanding on the last day of each fiscal quarter to South Dakota utility business EBITDA for the trailing four fiscal quarters of less than 4.75 to 1.00 prior to January 1, 2005 and less than 4.25 to 1.00 thereafter (2.32 at December 31, 2002);

        For purposes of determining compliance with these covenants, "net worth" is defined as the sum of shareholders' equity and preferred stock (including mandatorily redeemable preferred stock of subsidiary trusts), preference stock and preferred securities of the Borrower on September 30, 2002, with said total specified as $770 million, plus any gain in (or minus any loss in) the sum of shareholders' equity and preferred stock (including mandatorily redeemable preferred stock of subsidiary trusts), preference stock and preferred securities of the Borrower (excludes losses of subsidiaries Expanets, Blue Dot and CornerStone) after September 30, 2002. Total capital is defined as funded debt on any such date plus net worth (as defined) as of the end of the most recent fiscal quarter. The table below shows the components used to determine net worth (as defined), and the respective amounts of each component, at December 31, 2002:

Shareholders' deficit at December 31, 2002 (in thousands)	$(456,076)
Add back losses of Excluded Subsidiaries (as defined):
Loss on discontinued operations	101,655
Expanets loss for the quarter ended December 31, 2002	447,636
Blue Dot loss for the quarter ended December 31, 2002	321,602
Company obligated mandatorily redeemable preferred securities of subsidiary trusts	370,250

Net Worth (as defined)	$785,067

        In January 2003, in connection with executing the new senior secured term loan, we applied to the MPSC for authorization to issue up to $280 million aggregate principal amount of First Mortgage Bonds secured by Montana utility assets as security for our new senior secured term loan facility. In granting its approval, the MPSC placed the following conditions on the approval of the First Mortgage Bonds:

  •
  We must apply all proceeds from the sale of non-utility assets, specifically including Blue Dot and Expanets, to debt reduction;

  •
  We must commit to fully funding the operation, maintenance, repair and replacement of our public utility infrastructure in Montana and to file a required maintenance plan and budget with the MPSC, which we have filed;

  •
  We may not provide more than an additional $10 million in the aggregate in capital to any non-utility entity without the prior approval of the MPSC;

  •
  We must report all advances to non-utility companies to the MPSC within 5 business days of such advance; and

  •
  if the existing credit agreements for Blue Dot or Expanets are terminated, we may file an application with the MPSC seeking approval to provide secured loans of up to $20 million to Blue Dot and up to $30 million to Expanets.

        Our turnaround plan is dependent upon receiving proceeds from the sale of our non-core assets, in order to reduce our debt. We are generally prohibited from selling our assets, other than sales of our Colstrip transmission system, sales of assets of, or capital stock in, Montana Megawatts I, LLC and other entities formed for the Montana First Megawatts Project, or sales of other assets that do not exceed, in the aggregate, 10% of the value of our consolidated tangible assets for our utility business as of the reference date for the senior secured term loan, or December 17, 2002. All of the net proceeds from a permitted sale or series of sales of utility assets of at least $10 million as well as 50% of the net proceeds of any equity offering of at least $10 million, must first be offered to the lenders to pay principal and accrued interest on the secured term loan. If such first offer is not accepted, we may use an amount not more than the remaining net proceeds of such transactions not accepted by the lenders to prepay other debt. We do not intend to sell any of our core utility assets. Depending upon the price at which Blue Dot, Expanets or other assets may be sold, we may be required to obtain a waiver from the lenders to sell their stock. While Expanets and Blue Dot are not prohibited from selling their assets and distributing the proceeds to their equity holders, the net proceeds would have to be offered for prepayment to the lenders before prepaying any other debt.

        We may also offer to prepay, not more than once every three months, all on a portion of the senior secured term loan, which payment maybe accepted or rejected by the lenders. However, unlike mandatory prepayment offers required for the disposition of stock or assets or the issuance of equity, as described above, voluntary prepayment amounts declined by the lenders may not be used to prepay other indebtedness unless waived by the lenders.

        Other Mortgage Bonds.    We have also issued other mortgage bonds under our South Dakota indenture that mature in 2005 and 2023, including our South Dakota Pollution Control Obligations. All of such bonds are secured by substantially all of our South Dakota and Nebraska electric and natural gas assets.

        We have also issued other mortgage bonds under our Montana indenture that mature in 2005, 2006, 2007 and 2022. The Montana Pollution Control Obligations are three obligations that The Montana Power Company issued that mature in 2023. The Montana Secured Medium Term Notes are two obligations that The Montana Power Company issued that mature in 2003 and 2008. The Montana Natural Gas Transition Bonds were issued by The Montana Power Company and mature in 2012. All of these obligations are secured by substantially all of our Montana electric and natural gas assets. The series of Montana Secured Medium Notes that matured in January 2003 bore interest at 7.23% per annum and were repaid at their maturity on January 27-28, 2003.

        The Montana Unsecured Medium Term Notes are three general obligations issued by The Montana Power Company that mature in 2006 and 2026.

        Blue Dot's Credit Facility.    On August 30, 2002, Blue Dot entered into a working capital credit facility with a commercial bank that provides $20 million of available credit for general corporate purposes and matures on August 31, 2005. The facility bears interest at a variable rate (5.0% as of December 31, 2002 tied to the prime rate as announced from time to time by the bank under the credit facility or LIBOR plus in each case a variable margin. The margin can range from .25% to 1.00% above the prime rate or 2.75% to 3.50% above LIBOR. The facility is collateralized by substantially all assets of Blue Dot and contains restrictive covenants prohibiting, among other things, the use of cash by Blue Dot for various purposes including acquisitions, dividend payments to NorthWestern, acquiring outstanding shares of Blue Dot equity, as well as any capital expenditures unless funded by NorthWestern. The facility also prohibits the sale of certain assets, such as the non-core locations, without consent of the bank and provides that a default will occur in the event that NorthWestern ceases to control Blue Dot. The facility is nonrecourse to NorthWestern, but subordinates certain indebtedness owed to NorthWestern by Blue Dot to the obligations owed by Blue Dot under the credit facility. In addition, the facility requires Blue Dot to maintain minimum EBITDA requirements and fixed charge coverage ratios, as defined in the facility documents. As of December 31, 2002, $16.0 million was outstanding on the facility and Blue Dot was in default of certain covenants as a result of its failure to meet its minimum EBITDA requirement for the four quarters ending on December 31, 2002, fund capital expenditures with funds provided by NorthWestern in advance as required under the facility and deliver certain reports. In addition, as of March 31, 2002, the credit facility was fully drawn in the amount of $20 million and Blue Dot was in default on certain other covenants as a result of (i) its failure to meet the minimum EBITDA requirement for the four quarters ending on March 31, 2003, (ii) its failure to fund certain additional capital expenditures with funds provided by NorthWestern in advance as required under the facility, (iii) its failure to pay up to $4.1 million in redemption obligations to certain holders of Series A Preferred Stock and Class C Common Stock and (iv) making certain interest payments on subordinated debt which were prohibited by the terms of the credit facility. These defaults permit the bank at its election to, among other things, increase the interest rates to prime plus 4.00% and LIBOR plus 6.00%, suspend any further LIBOR borrowings, refuse to make any additional loans, terminate the credit facility and require the immediate repayment of all outstanding loans. In addition, the existence of these defaults prevent Blue Dot from making payments under certain subordinated debt, which will result in Blue Dot being in default under these instruments. Blue Dot is currently attempting to obtain a waiver of the existing defaults and modify various financial and other covenants of the facility to prevent further potential defaults under the facility and under certain other obligations of Blue Dot. As of December 31, 2002, the facility has been classified as current in our consolidated Balance Sheet.

        Expanets' Credit Facility.    The Expanets facility represents a short-term line of credit that was provided to Expanets by Avaya for the purpose of financing purchases of Avaya products and services. The remaining outstanding principal balance on the line of credit of approximately $27 million has been extended and is now due in three equal installments of approximately $9 million on each of January 1, April 1 and July 1, 2004. If Expanets defaults on this facility, we may be obligated to purchase inventory and accounts from Avaya in an amount equal to the then outstanding balance of the facility. As of December 31, 2002, the effective interest rate of this loan was 15%. No new borrowings are permitted under the facility and our repurchase obligation will remain in place until the balance is fully paid.

        Expanets must achieve financial independence from NorthWestern and is in the process of seeking an asset-based commercial credit facility to replace the Avaya line of credit and to provide operating capital to fund its day-to-day operations. Expanets will incur additional expenses on systems to enhance internal controls.

        The Other Debt includes a $35.0 million subordinated note payable to Avaya. In April 2000, Expanets completed a transaction to purchase the Lucent GEM business and, as part of the transaction, Expanets issued Avaya a $35.0 million subordinated note and a $15.0 million convertible note. The $15.0 million note converted into Series D Preferred Stock of Expanets prior to the end of 2001. On March 13, 2003, Avaya cancelled the $35.0 million subordinated note due 2005 and the $15 million Series D Preferred Stock. The subordinated note was non-interest bearing and had a carrying value of $27 million as of December 31, 2002.

        Mandatorily Redeemable Preferred Securities of Subsidiary Trust.    We have established four wholly owned, special-purpose business trusts, NWPS Capital Financing I, NorthWestern Capital Financing I, NorthWestern Capital Financing II and NorthWestern Capital Financing III, to issue common and preferred securities and hold subordinated debentures that we issue and The Montana Power Company established Montana Power Capital I (Trust) as a wholly owned business trust to issue common and preferred securities and hold subordinated debentures that it issued. We assumed the obligations of The Montana Power Company under the subordinated debentures that it issued to Montana Power Capital I on November 15, 2002. The sole assets of these trusts are the investments in our subordinated debenture obligations. The trusts use the interest payments received on the subordinated debentures to make quarterly cash distributions on the preferred securities. These subordinated debentures are unsecured and subordinated to all of our other liabilities and rank equally with the guarantees related to the other trusts. We guarantee payment of the dividends on the preferred securities only if we have made the required interest payments on the subordinated debentures held by the trusts. We have also agreed to pay all of the expenses of the trusts. In addition, we own all of the common securities of each trust, equivalent to approximately 3% of the capital of each trust. Five years from the date of each issuance, and earlier in some circumstances if changes in law occur, we have the option to redeem some or all of the subordinated debentures at 100% of their principal amount plus any accrued interest to the date of redemption. All of the subordinated debentures have maturities in excess of 20 years.

        We have the right, on one or more occasions, to defer interest payments in the subordinated debentures for up to 20 consecutive quarterly periods unless a default under the subordinated debentures has occurred and is continuing. If we defer interest payments on the subordinated debentures, cash distributions on our trust preferred securities will also be deferred. During this deferral period, distributions will continue to accumulate on both the trust preferred securities and deferred distributions at their respective annual rates. During any period in which we defer interest payments on the subordinated debentures, we will not, with some exceptions, be permitted to pay any dividends or distributions in respect of our capital stock; redeem, purchase or make liquidation payments on our capital stock; make principal, premium or interest payments or repurchase or redeem any of our debt securities that rank equal with or junior to the subordinated debentures; or make any payments with respect to any guarantee of debt securities of any of our subsidiaries, including other guarantees, if such guarantee ranks equal with or junior to the subordinated debentures. Given our significant debt, our board of directors will review the appropriateness of each periodic interest payment under the subordinated debentures in light of, among other factors, the progress of our turnaround plan and our liquidity needs.

        At December 31, 2002, NWPS Capital Financing I, NorthWestern Capital Financing I, NorthWestern Capital Financing II, NorthWestern Capital Financing III and Montana Power Capital I had 1.3 million, 2.2 million, 4.27 million, 4.44 million and 2.6 million shares of preferred securities outstanding, respectively, accrued distributions at the annual rate of 8.125%, 7.2%, 8.25%, 8.1% and 8.45%, respectively, of their liquidation preference value of $25 per security, and had assets of approximately $33.5 million, $56.7 million, $110.1 million, $114.4 million and $67 million of our subordinated indebtedness, respectively.

        Other Contractual Obligations.    Many of Blue Dot's acquisitions have involved the issuance of Blue Dot capital stock to the sellers of the acquired businesses. In connection with certain acquisitions, the sellers can elect under certain circumstances to exchange their shares for cash at a predetermined rate. The aggregate amount of exchange obligations as of December 31, 2002 was $3.9 million, of which $2.1 million was presented for exchange on March 31, 2003 and remains unpaid.

        For certain other acquisitions, Blue Dot entered into call option agreements giving Blue Dot the right to repurchase these shares at a price that will vary, and may be greater or less than the original issue price, based upon the performance of the designated business unit over a specified time. Certain of these agreements grant the holder the right to put such shares to Blue Dot at their adjusted book value if there has not been an initial public offering of Blue Dot by a specified date or at the lesser of the initial public offering price and the current market price shortly after the public offering occurs. For certain agreements, if the shareholder has not exercised his put or has been subject to the exercise of a put or call, the shareholder may be entitled to receive certain payments under earnout arrangements. These earnouts will vary depending upon the performance of the designated business unit over time. The maximum aggregate obligation in respect of these arrangements was approximately $50.0 million as of December 31, 2002, of which $2 million and $4.4 million was due as of March 31, 2003 and June 30, 2003, respectively. Our subsidiary, NorthWestern Growth Corporation, may be required to provide support for certain of the exchange, call option and earnout obligations by providing, at its election, either cash and/or shares of our registered common stock in an amount equal to such obligation in the event Blue Dot fails to perform. Blue Dot is prohibited under its credit agreement from making such payments with its own funds. We have advised Bue Dot that no additional funds will be provided to support such obligations. Blue Dot is attempting to negotiate extensions or other arrangements to satisfy these obligations. Blue Dot's failure to pay these obligations, and NorthWestern Growth's failure to provide support, may result in liability to such shareholders and additional defaults under Blue Dot's credit agreement.

        Similar to Blue Dot, many of Expanets' acquisitions involved the issuance of Expanets capital stock to sellers of acquired businesses. In connection with certain of these acquisitions, the sellers can elect to exchange their Expanets stock for cash at a predetermined exchange rate. NorthWestern Growth Corporation may be required to support Expanets' repurchase obligations. As of March 31, 2003 exchange obligations totaling $6.0 million had been presented to Expanets for payment and $0.8 million of such obligations have been paid. Unless Expanets or NorthWestern Growth satisfies the payment obligations to shareholders under the exchange agreements, such shareholders may pursue enforcement of the obligations, including through litigation. NorthWestern has subsequently indicated that no additional funds will be provided to Expanets or NorthWestern Growth for these purposes.

        As discussed in "Critical Accounting Policies and Estimates—Minority Interest in Consolidated Subsidiaries", Blue Dot had exchange obligations totaling $3.9 million and Expanets had exchange agreement obligations totaling $6.0 million that are reflected as Minority Interests at December 31,2002 and may be required to be paid during 2003.

        We are required to provide audited financial statements under several of our debt instruments, pension plans and other instruments and arrangements within 90 days after the end of our fiscal year. We have not provided audited financials as of the date of this report and are, therefore, in technical default of these requirements. We intend to satisfy our financial statement delivery requirements promptly following filing of this report.

        Employment Contracts.    Several, but not all, of our senior executive officers have comprehensive employment agreements with terms through 2004 to 2006. For information about these employment contracts, see "Employment Contracts" at Item 11 of this Report.

        Defined Benefit Pension and Postretirement Benefit Plans.    With the acquisition of our Montana operations, our pension and other postretirement benefit obligations significantly increased. Our reported costs of providing pension and other postretirement benefits, as described in Note 13 of "Notes to the Consolidated Financial Statements" contained in Item 8, are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.

        Pension and other postretirement benefit costs, are impacted by actual employee demographics, including age and compensation levels, the level of contributions we make to the plan, earnings on plan assets, and health care cost trends. Changes made to the provisions of such plans may also impact current and future benefit costs. Benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the postretirement benefit obligation and postretirement costs.

        As a result of the factors listed above, significant portions of pension and other postretirement benefit costs recorded in any period do not reflect, and are generally greater than, the actual benefits provided to plan participants.

        Our pension and other postretirement benefit plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension and other postretirement benefit costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase or decrease recorded pension and other postretirement benefit costs.

        Due to the sharp declines in United States equity markets since the third quarter of 2000, the value of the assets held in the plans' trusts to satisfy the obligations of the other postretirement plans has decreased significantly. At December 31, 2002 our accumulated benefit obligation exceeded plan assets by approximately $119.1 million for our pension plans. In addition, our projected benefit obligation for other postretirement benefit plans exceeded plan assets by $98.6 million; however, we have life insurance contracts on certain employees with cash surrender values totaling approximately $30 million to partially offset this $98.6 million obligation. Additional contributions may be required in the near future to meet the requirements of the plan to pay benefits to plan participants. To the extent such additional contributions are reflected in the ratemaking process to determine the rates billed to customers, such amounts will be treated as regulatory assets. For the year ended December 31, 2002, contributions to our pension and other postretirement benefit plans were $7.4 million. No contributions were made during 2001. The increase in contributions for fiscal 2002 was the result of the acquisition of The Montana Power, LLC and the excess of our accumulated benefit obligations over plan assets in

2001. We expect contributions for pension and other postretirement benefit plans to be at least $17.4 million in 2003.

NEW ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, which was effective January 1, 2003. The statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets. The statement requires the present value of future retirement costs for which the Company has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over the asset life.

        We have completed an assessment of the specific applicability and implications of SFAS No. 143. We have identified, but have not recognized, asset retirement obligation, or ARO, liabilities related to our electric and natural gas transmission and distribution assets. Many of these assets are installed on easements over property not owned by the Company. The easements are generally perpetual and only require retirement action upon abandonment or cessation of use of the property for the specified purpose. The ARO liability is not estimable for such easements as we intend to utilize these properties indefinitely. In the event we decide to abandon or cease the use of a particular easement, an ARO liability would be recorded at that time.

        Our regulated utility operations have, however, previously recognized removal costs of transmission and distribution assets as a component of depreciation in accordance with regulatory treatment. To the extent these amounts do not represent SFAS No. 143 legal retirement obligations, they are to be disclosed as regulatory liabilities upon adoption of the statement. As of December 31, 2002, we have estimated accrued removal costs related to our Montana transmission and distribution operations in the amount of $111.0 million and $4.5 million, for our South Dakota and Nebraska operations, respectively, all of which are included in accumulated depreciation.

        For our generation properties, we are in the process of evaluating the associated retirement costs as defined by SFAS No. 143 and what the prescribed accounting treatment will be under FERC rules. We have accrued decommissioning costs since the generating units were first put into service in the amount of $11.4 million, which is classified as an other noncurrent liability. Preliminary estimates indicate that this amount would be sufficient to cover the legally required retirement obligations.

        SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in October 2001 and establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. Our accounting for the discontinued operations of CornerStone as described in Note 6, "Discontinued Operations", followed the provisions of SFAS No. 144. We adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our consolidated results of operations, financial position, or cash flows as the long-lived asset impairment provisions of SFAS No. 144 effectively carried over the provisions of SFAS No. 121.

        SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. It also requires sale-leaseback treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. We will adopt SFAS No. 145 on January 1, 2003. As a result of the adoption, effective January 1, 2003, we will be required to reflect the extraordinary loss on debt extinguishments of $13.5 million, net of tax, incurred in 2002 as part of continuing operations.

        SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, including lease termination costs and certain employee termination benefits that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 will be applied prospectively and is effective for exit or disposal activities that are initiated after December 31, 2002. We will adopt SFAS No. 146 on January 1, 2003.

        FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued in November 2002. FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 have been included in Note 19, Guarantees, Commitments and Contingencies.

        SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, was issued in December 2002. It provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 is effective for fiscal years beginning after December 15, 2003. The impact of the statement on our results of operations and financial position is currently under review by management.

        FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), was issued in January 2003. This interpretation changes the method of determining whether certain entities, including securitization entities, should be included in a company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity, or VIE, if it has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation in accordance with SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. The provisions of the interpretation are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal period beginning after June 15, 2003. For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities and non-controlling interest of the VIE would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. FIN 46 also mandates new disclosures about VIEs, some of which are required to be presented in financial statements issued after January 31, 2003. We have evaluated the impact of FIN 46 to determine if we have any investments qualifying as VIEs and do not believe we have any VIEs. The rules are recent and, accordingly, they contain provisions that the accounting profession continues to analyze.

RISK FACTORS

        You should carefully consider the risk factors described below, as well as other information included in this Annual Report on Form 10-K, before making an investment in our common stock or other securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us.

We have substantial indebtedness, which could adversely affect our financial condition.

        We had total consolidated indebtedness, including indebtedness with respect to mandatorily redeemable preferred securities of subsidiary trusts, of approximately $2.2 billion outstanding as of March 31, 2003.

        Our indebtedness could have important consequences to you. For example, it could:

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

        Management is implementing a turnaround plan that includes these principal elements:

  •
  focus on our core utility business;

  •
  reduce our indebtedness; and

  •
  sale or dispositions of our non-core assets.

        Absent proceeds from the sale of non-core assets or significant improvements in the operating results of our non-energy businesses, we will not have the ability to materially reduce our debt. Therefore, our ability to implement this plan is subject to many impediments and uncertainties including:

  •
  even if we receive offers from buyers, whether we will be able to sell these assets at a price that would enable us to pay down our debt after accounting for related liabilities; and

  •
  whether we will be able to generate sufficient interest among buyers for our non-core assets under current market conditions.

        The success of our turnaround plan is dependent upon reducing our debt. Absent the receipt of significant proceeds from the sale of non-core assets, the raising of additional capital or a restructuring of our debt, we will not have the ability to reduce our debt or meet our significant maturing debt obligations beginning in 2005. Our senior secured term loan contains restrictions on the sale or disposition of assets, including non-core assets, and on the prepayment of the senior secured term loan and other indebtedness. Therefore, even if we are able to generate funds through the sale of non-core assets or equity, or cash flow from operations, we may not be able to prepay any of the debt in a timely manner.

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

        These weaknesses led to the restatement of our financial statements for the first three quarters of 2002. In addition, we have experienced weaknesses in procedures and documentation relating to intercompany transactions, including lapses in documenting loans or advances to our subsidiaries which could adversely affect our ability to collect such amounts and could force us to subordinate the collection of such amounts in certain circumstances. If we are unable to substantially improve our internal controls our ability to report our financial results on a timely and accurate basis will continue to be adversely affected which could have a substantial adverse affect on our ability to operate our business.

We are one of several defendants in a class action lawsuit brought in connection with dispositions of energy assets by The Montana Power Company, including the acquisition of our Montana utility. If we do not successfully resolve this lawsuit, or enforce our indemnification claims against The Montana Power Company, our operations and financial condition may be materially harmed.

        We are one of several defendants in a class action lawsuit entitled McGreevey, et al. v. The Montana Power Company, et al. The lawsuit, which was filed by shareholders of TouchAmerica Holdings, Inc., the successor to The Montana Power Company, in connection with the disposition of energy assets by The Montana Power Company, contends, among other things, that the shareholders of The Montana Power Company have dissenters' rights under applicable state law and are entitled to damages. We believe our substantive and procedural defenses are meritorious, but we cannot predict the outcome of any such litigation. If we are held liability for any damages in this lawsuit, our operations and financial condition may be severely and materially harmed.

The impact of ongoing class action litigation may be material. We are also subject to the risk of additional litigation and regulatory action in connection with the restatement of our 2002 quarterly financial statements, and the potential liability from any such litigation or regulatory action could harm our business.

        On April 1, 2003, we announced that we would restate our consolidated financial statements for the fiscal quarters ended March 31, 2002, June 30, 2002, and September 30, 2002. We have recorded significant charges in our full-year 2002 results.

        We, and certain of our present and former officers and directors, are defendants in a purported class action litigation pending in the United States District Court for the Central District of South Dakota, Southern Division, entitled Dana Ross, et al. v. Merle D. Lewis, et al.; Case No. CIV03-4049, brought on behalf of shareholders of NorthWestern. The plaintiffs are seeking unspecified compensatory damages, rescission, and attorneys fees and costs as well as accountants and experts fees based on allegations that the defendants misrepresented NorthWestern's business operations and financial performance, overstated NorthWestern's revenue and earnings by, among other things, maintaining insufficient reserves for accounts receivables at Expanets, failing to disclose billing problems and lapses and data conversion problems, and failing to make full disclosures of problems (including the billing and data conversion issues) arising from the implementation of Expanets' EXPERT system. The lawsuit was recently filed and has not yet been served. We cannot currently predict the impact or resolution of this litigation, which could be material, and the initiation of this lawsuit may harm our business and financial condition. See "Item 3. Legal Proceedings" for more information.

        As a result of the restatement of our quarterly results for the first three quarters of 2002, we could become subject to additional class action or other securities litigation. In addition, regulatory agencies, such as the SEC, the FERC, the MPSC, and/or the New York Stock Exchange could commence a formal investigation relating to the restatement of our quarterly results. As of the date hereof, we are not aware of any additional litigation or investigation having been commenced against us related to these matters, but we cannot predict whether or not any such litigation or regulatory investigation will be commenced or, if it is, the outcome of any such litigation or investigation. If any such investigation were to result in a regulatory proceeding or action against us, our business and financial condition could be materially adversely affected. The initiation of any additional securities litigation, together with the lawsuit described above, may also harm our business and financial condition. Until such investigation, proceeding or litigation is resolved, it may be more difficult to raise additional capital or favorably refinance or restructure our debt or other obligations. If an unfavorable result occurred in any such action, our business and financial condition could be further harmed. In addition, we are likely to incur substantial expenses in connection with any such litigation or investigation, including substantial fees for attorneys and other professional advisors. We may also be obligated to indemnify officers and directors named as defendants in such action. These expenses, to the extent not covered by available insurance, would adversely affect our cash position.

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

        Expanets must address and resolve negative customer satisfaction issues stemming from the performance deficiencies and billing inaccuracies of the EXPERT system, which has contributed significantly toward higher than anticipated erosion of Expanets' maintenance revenue and customer base. Further delays in this process could have a significant negative effect on Expanets' operations and cash flow. In addition, management has made its best estimates of billing adjustments on which our current and ongoing reserves for accounts receivable write-offs are based. If these estimates are not accurate, and our reserves are not sufficient, our results of operations or financial condition could be harmed. If the estimates are not accurate, it could have a material effect on the business, the accuracy of periodic financial reporting and negatively impact its ability to obtain third party financing or accomplish a sale of the business.

        Expanets believes that it has identified many of the numerous performance and reporting deficiencies of the EXPERT system and has established alternative procedures and processes to rely on. However, there are several modules and system information flows in the EXPERTS system that have not yet been studied as a result of more pressing issues with the EXPERT system, the study of which may lead to the identification of additional material weaknesses within the EXPERT system. Expanets currently does not have the capital resources and may not have the ability to analyze these systems and processes and make necessary improvements, which could have an adverse effect on operations and negatively impact its ability to obtain third party financing or accomplish a sale of the business.

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

        On June 21, 2002, the MPSC issued a final order approving contracts meeting approximately 60% of the default supply winter peak load and approximately 93% of the annual energy requirements. As a result of the order, NorthWestern Energy has implemented a procurement strategy that involves supplying the remainder of the default supply portfolio through open market purchases. Currently,

NorthWestern Energy is making short-term purchases to fill intermediate and peak electricity needs. These short-term purchases, along with the MPSC-approved base load supply, are being fully recovered through our annual electricity cost tracking process pursuant to which rates are based on estimated electricity loads and electricity costs for the upcoming tracking period and are annually reviewed and adjusted by the MPSC for any differences in the previous tracking year's estimates to actual information. This process is similar to the cost recovery process that has been successfully utilized for more than 20 years in Montana, South Dakota and other states for natural gas purchases for residential and commercial customers. The MPSC further stated that NorthWestern Energy has an ongoing responsibility to prudently administer its supply contracts and the energy procured pursuant to those contracts for the benefit of ratepayers. The MPSC could, in any particular year, disallow the recovery of a portion of the default supply costs if it makes a determination that NorthWestern Energy acted imprudently with respect to implementation of its open market purchase strategy or that the approved supply contracts were not prudently administered. A failure to recover such costs could adversely affect our net income and financial condition.

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

        We are considering strategic alternatives for Blue Dot and Expanets, including a sale or disposition of such businesses or their assets, and we do not intend to make additional significant investments in Blue Dot or Expanets while we examine strategic alternatives for these businesses. In connection with approval of our $390 million senior secured term loan, the Montana Public Service Commission has restricted our ability to make additional investments or commitments to our non-regulated businesses to $10 million in the aggregate unless we obtain prior approval. These initiatives, together with other liquidity issues confronting Blue Dot and Expanets, present a substantial risk of serious disruption to the businesses of Blue Dot and Expanets and may materially and adversely affect the value of those entities.

        Each of Blue Dot and Expanets has limited cash to meet its obligations and will have to locate its own independent source of funds should it require additional financing. If either company is unable to obtain necessary financing or to maintain adequate bonding capacity, it may default on one or more of its obligations, which could result in a serious disruption in its business and materially and adversely impair its value. Neither of those companies has sufficient working capital to satisfy its debt obligations as they mature, or in the event of an acceleration of all or a significant portion of its outstanding indebtedness. In addition, Blue Dot is currently in default under its existing credit facility and certain other material payment obligations to its minority stockholders and is prohibited as a result of the defaults under its credit facility from paying certain other outstanding obligations. NorthWestern Growth Corporation may be required to purchase or cause the purchase of certain shares of Blue Dot stock in an amount sufficient to permit Blue Dot to effect its exchange obligations under its exchange agreements with respect to its Series A Preferred Stock and honor its payment obligations under certain call and put option agreements and certain related earnout obligations with respect to its Class C Common Stock under certain circumstances; however, NorthWestern subsequently indicated that no additional funds will be provided to Blue Dot while NorthWestern pursues strategic alternatives for Blue Dot, including the sale or disposition of the business or its assets. Blue Dot's credit facility prohibits the Blue Dot from performing its obligations under its exchange agreements or any call and put agreements unless the funds or stock used to satisfy such obligations are provided to Blue Dot by NorthWestern. The existing defaults under the credit facility also prevent Blue Dot from making payments of principal and interest on certain subordinated debt and may result in defaults under other indebtedness that is cross defaulted to the credit facility. As a result of these events, Blue Dot defaulted on up to $4.1 million of the obligations under its exchange and call and put option agreements on March 31, 2003. Approximately $4.4 million is required to be paid under call and put option agreements on June 30 2003, approximately $.5 million may be required to be paid under exchange agreements on September 30, 2003. In addition, approximately $0.5 million in principal payments plus related interest on subordinated indebtedness is scheduled to become due in 2003. Blue Dot is attempting to negotiate extensions, repayment terms or other arrangements to satisfy these obligations with certain of the involved parties. Blue Dot's failure to pay these obligations has resulted in additional defaults under its credit facility, which is non-recourse to us.

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

        See "Market for Registrant's Common Equity and Related Stockholder Matters" included in Item 5 hereof for additional information about our ability to pay dividends on our common stock.

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

Expanets may be ordered by the Securities and Exchange Commission or a court to register one or more classes of its capital stock under the Securities Exchange Act of 1934 and may be unable to do so. As a result we and/or Expanets may be subject to liability under the Securities Exchange Act and this may materially and adversely affect our financial position and results of operations.

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

In the event stockholders have derivative claims against Arthur Andersen, it is unlikely that they will able to exercise effective remedies or collect judgments against Arthur Andersen and we may incur material expenses or delays in financings or SEC filings because we changed auditors.

        Arthur Andersen LLP served as our independent accountants since 1932. On March 14, 2002, Arthur Andersen was indicted by a federal grand jury on obstruction of justice charges arising from the government's investigation of Enron Corp. We dismissed Arthur Andersen as our independent public accounting firm and retained Deloitte & Touche LLP in their stead on May 16, 2002, although Arthur Andersen has audited consolidated financial statements for the year ended December 31, 2000 contained in this Annual Report on Form 10-K. Deloitte & Touche LLP has audited our consolidated financial statements for the fiscal years ended December 31, 2001 and 2002, which are included in this Annual Report on Form 10-K. On June 15, 2002, a jury in Houston, Texas found Arthur Andersen LLP guilty of obstructing justice. In light of the jury verdict and the underlying events, Arthur Andersen has ceased practicing before the SEC. Because it is unlikely that Arthur Andersen will survive, stockholders are unlikely to be able to exercise effective remedies or collect judgments against them.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to the impact of market fluctuations associated with commodity prices and interest rates. We have policies and procedures to assist in controlling these market risks and we may utilize derivatives to manage a portion of our risk.

        Our policy allows the use of derivative instruments as part of an overall energy price and interest rate risk management program to efficiently manager and minimize commodity price interest rate risk. We do not enter into financial instruments for speculative or trading purposes.

  Interest Rate Risk

        We use fixed and variable rate long-term debt to partially finance capital expenditures and mandatory debt retirements. These debt agreements expose us to market risk related to changes in interest rates. We manage this risk by taking advantage of market conditions when timing the placement of long-term or permanent financing. We have also historically used interest rate swap agreements to manage a portion of out interest rate risk and may take advantage of such agreements in the future to minimize such risk. As of December 31, 2002, we also have outstanding 14,810,000 shares of mandatorily redeemable preferred securities with various fixed interest rates. All of our debt has fixed interest rates, with the exception of our new senior secured term loan which bears interest at a variable rate tied to the Eurodollar rate, with a minimum floor of 3.0%. As of April 7, 2003, the applicable Eurodollar rate was 1.31%. See "—Summary of Contractual Obligations" in Item 7 hereto for additional information regarding amounts outstanding, interest rates and maturities.

        The fair value of fixed-price commodity contracts were estimated based on market prices of commodities covered by the contracts. The net differential between the prices in each contract and market prices for future periods has been applied to the volumes stipulated in each contract to arrive at an estimated future value. Two contracts at December 31, 2002 existed with estimated future benefits of $0.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial information, including the reports of independent accountants, the quarterly financial information, and the financial statement schedules, required by this Item 8 is set forth on pages F-1 to F-58 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        In light of events concerning Arthur Andersen LLP, on May 16, 2002, we dismissed Arthur Andersen LLP as our independent public accounting firm and retained Deloitte & Touche LLP. Arthur Andersen LLP's audit report on our consolidated financial statements as of December 31, 2001 and 2000 and for each of the three years then ended, respectively, did not contain any adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope, or accounting principles. We have requested Arthur Andersen LLP to furnish a letter addressed to the Commission stating whether it agrees with the above statements and, if not, stating the respects in which it does not agree. A representative of Arthur Andersen LLP has informed us that Arthur Andersen LLP is no longer furnishing such letters. The decision to dismiss Arthur Andersen LLP as our independent public accounting firm was made by the audit committee of our board of directors. During our two most recent fiscal years and through the date of the dismissal, there were no disagreements between NorthWestern Corporation and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Arthur Andersen LLP, would have caused such independent public accountants to make reference to the subject matter of the disagreement(s) in connection with their reports.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding the executive officers of NorthWestern Corporation is included in Item 1A of Part I of this Annual Report on Form 10-K.

        The following information is furnished with respect to the directors in Class I whose terms will expire in May 2004:

Director	Principal Occupation or Employment	Director Since	Age on March 1, 2003
Randy G. Darcy	Senior Vice President, Operations of General Mills, Inc. (NYSE: GIS) a consumer foods company, since 1987.	1998	52
Gary G. Drook	Chief Executive Officer of NorthWestern since January 2003; formerly President and Chief Executive Officer and Director of AFFINA, The Customer Relationship Company (formerly Ruppman Marketing Technologies, Inc.), a provider of customer services programs, since 1997; formerly President of Network Services (1994-1995) for Ameritech Corporation, a communications services provider.	1998	58
Bruce I. Smith	Attorney and partner in the law firm of Leininger, Smith, Johnson, Baack, Placzek, Steele & Allen since 1978.	1989	61

        The following information is furnished with respect to directors in Class II whose terms will expire in May 2005:

Director	Principal Occupation or Employment	Director Since	Age on March 1, 2003
Richard R. Hylland	President and Chief Operating Officer of NorthWestern since May 1998; Vice Chairman of NorthWestern Growth Corporation (a NorthWestern subsidiary) since January 1999; formerly Executive Vice President of NorthWestern (1995-1998) and formerly Chief Executive Officer (1998) and President & Chief Operating Officer (1994-1998) of NorthWestern Growth Corporation; Member of the Boards of Directors of LodgeNet Entertainment Corporation (NASD: LNET), a provider of entertainment, information and marketing services to the lodging industry; MDC Corporation, Inc. (NASD: MDCA), a provider of secure transaction products and services, and communications and marketing services; and Cornerstone Propane GP, Inc. (managing General partner for Cornerstone Propane Partners, L.P. (OTC: CNPP.PK), a retail propane supplier.	1995	42

Jerry W. Johnson	Visiting Scholar, Congressional Budget Office, U.S. Congress since June 2002; former Dean Emeritus (2001-2002), Dean and Professor of Economics (1990-2001), School of Business, University of South Dakota; Member of the Boards of Directors of Citibank (S.D.), N.A., Citibank FSB and Citibank USA.	1994	62
Larry F. Ness	Chairman and Chief Executive Officer of First Dakota Financial Corp., a bank holding company, and of First Dakota National Bank since 1996; formerly Vice Chairman and Chief Executive Officer of that bank (1993-1996).	1991	57

        The following information is furnished with respect to the nominee to Class III of the Board for a three-year term expiring in May 2006:

Nominee	Principal Occupation or Employment	Director Since	Age on March 1, 2003
Marilyn R. Seymann	Interim Chairman of the NorthWestern Board of Directors since January 2003; President and Chief Executive Officer of M ONE, Inc., a financial services consulting firm, since 1991; Member of the Boards of Directors of Beverly Enterprises, Inc. (NYSE: BEV), a healthcare service provider; and Community First Bankshares, a financial institution.	2000	60

Audit Committee

        The Audit Committee is composed of three non-employee directors who are financially literate in financial and auditing matters and are "independent" as defined by the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. The members of the Audit Committee are Chairman Bruce I. Smith, Jerry W. Johnson, and Larry F. Ness. The Company's Board of Directors has determined that the Company has at least one audit committee financial expert, as defined in Item 401(h)(2) of Regulation S-K, serving on its Audit Committee, namely, Jerry W. Johnson. Mr. Johnson is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the 1934 Act. The Audit Committee held fifteen meetings during 2002. The functions of the Audit Committee are to oversee the integrity of NorthWestern's financial statements, NorthWestern's compliance with legal and regulatory requirements, the independent public accountant's qualifications and independence, the performance of NorthWestern's internal audit function and independent auditors, and preparation of this report and the financial statement and notes included herein, and all other reports required under the Securities Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

        Based solely upon a review of reports on Forms 3, 4 and 5 and any amendments thereto furnished to NorthWestern pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, and written representations from the executive officers and directors that no other reports were required, NorthWestern believes that all of such reports were filed on a timely basis by executive officers and directors during 2002, except that the following transactions were not timely made on Form 4 for these non-employee director transactions in May 2002: (a) non-qualified stock option grants of 4,000 shares each, at an exercise price of $20.30 per share, to Randy Darcy, Gary Drook, Jerry Johnson, Larry Ness,

Marilyn Seymann, and Bruce Smith, and (b) phantom stock unit plan payouts of $10,418.64 each for 507 units to Jerry Johnson, Larry Ness, and Bruce Smith.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors and Executive Officers

        We are required by the SEC to disclose compensation earned during the last three fiscal years by (i) our Chief Executive Officer; (ii) our four most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of fiscal 2002; and (iii) up to two additional individuals for whom such disclosure would have been provided under clause (i) and (ii) above but for the fact that the individual was not serving as an executive officer at the end of fiscal 2002; provided, however, that no disclosure need be provided for any executive officer, other than the Chief Executive Officer, whose total annual salary and bonus does not exceed $100,000.

        Accordingly, the following sections disclose information regarding compensation earned during the last three fiscal years by (i) Merle D. Lewis, our former Chief Executive Officer; and (ii) Richard R. Hylland, Michael J. Hanson, Eric R. Jacobsen and Daniel K. Newell, the four most highly-compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of fiscal 2002 and whose salary and bonus exceeded $100,000. All of these officers are referred to in this Form 10-K as the "Named Executive Officers."

Summary Compensation Table

        The following table sets forth the compensation earned during the fiscal years indicated for services in all capacities by the Named Executive Officers in 2002:

Long Term Compensation
Annual Compensation
Awards (Securities Underlying Options)(2)
Name and Principal Position	Year	Salary $	Bonus (1)$			LTIP Payouts (3)($)	All Other Compensation(4) ($)
Merle D. Lewis Former Chairman & Chief Executive Officer(5)	2002 2001 2000	786,000 786,000 734,208	0 150,000 247,000	295,000 177,511 278,442	(5) (5) (5)	321,712 1,284,746 80,676	57,918 58,680 57,764
Richard R. Hylland President & Chief Operating Officer	2002 2001 2000	550,583 511,000 483,042	0 100,000 158,000	154,600 86,469 119,827		130,562 925,537 30,129	32,080 30,044 28,495
Michael J. Hanson President & CEO of NorthWestern Energy division	2002 2001 2000	345,833 323,750 293,583	540,000 635,914 390,370	29,000 9,000 8,035		0 0 0	14,063 19,684 19,319
Eric R. Jacobsen Senior Vice President, General Counsel & Chief Legal Officer and Chief Operating Officer of NorthWestern Growth Corp.	2002 2001 2000	304,791 280,416 257,042	400,000 150,000 44,189	44,000 28,000 32,831		0 430,757 0	16,447 17,491 13,465
Daniel K. Newell Sr. Vice President; President & CEO of Blue Dot Services, Inc. & Managing Director & CEO of NorthWestern Growth Corp.	2002 2001 2000	354,000 347,333 311,917	0 80,000 118,000	36,000 44,500 39,481		42,979 861,346 0	19,541 21,600 19,170

(1)
The amounts in this column are cash awards pursuant to NorthWestern's annual incentive plans, which are described under the "Report on Executive Compensation" which were earned in the year shown and paid in the following year.

(Footnotes continued on the next page.)

(Footnotes continued from the preceding page.)

(2)
For 2000 and 2002 for all named executives, and for Mr. Hanson, Mr. Jacobsen, and Mr. Newell, in 2001, these awards are solely incentive stock options. For Mr. Lewis and Mr. Hylland in 2001, the awards included 155,000 and 75,500 incentive stock options, and 22,511 and 10,969 restricted stock awards, respectively, with the restricted stock awards accruing quarterly dividends as declared. As of December 31, 2002, Mr. Hylland's restricted stock award was valued at $64,904. As explained above, the restrictions on Mr. Lewis' restricted stock award shares were removed as part of his retirement agreement.
(3)
For 2000 and 2002, the amounts in this column represent the cash payouts from NorthWestern's former phantom stock long-term incentive compensation plan at the end of the five-year periods following the dates of the awards. The payout in 2002 represents the last phantom stock units held under this former long-term incentive plan. For 2001, the amounts represent such former phantom stock plan payouts for Messrs. Lewis, Hylland, and Newell in the following amounts: Lewis, $146,695; Hylland, $95,161; and Newell, $30,970, with the remainder of the 2001 distributions for those three executives and the distribution for Mr. Jacobsen representing vested interests in the NorthWestern Growth Corporation private equity plan.
(4)
The amounts in this column include NorthWestern's contributions on behalf of the named executive officers to the Team Member Savings Plans and to the ESOP as well as the amounts paid by NorthWestern with respect to life insurance for the benefit of the executives. For the executives named in this table, for 2002 such amounts under the Team Member Savings Plans, ESOP, and life insurance under the NorthWestern term life and Family Protector Plan, respectively, were as follows: Mr. Lewis: $25,466, $27,490, and $4,962; Mr. Hylland: $17,954, $9,073, and $5,053; Mr. Hanson: $7,656, $1,746, and $4,661; Mr. Jacobsen: $10,501, $1,558, and $4,388; and Mr. Newell: $12,121, $2,999, and $4,421.
(5)
Mr. Lewis retired, effective December 31, 2002. All ISOs and NQSOs granted to Mr. Lewis were forfeited as part of the terms of his retirement agreement, described elsewhere in this Report.

Information on Options

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term(3)($)
		Percent of Total Options Granted to Team Members in Fiscal Year
	No. of Securities Underlying Options Granted (#)
Name			Exercise or Base Price ($/Sh)(2)	Expiration Date	At 5% ($35.66 Stock Price)	At 10% ($56.66 Stock Price)
Merle D. Lewis	295,000	37.5	20.70	(4)	0	0
Richard R. Hylland	154,600	19.7	20.70	2/6/2012	5,216,204	8,288,106
Michael J. Hanson	29,000	3.7	20.70	2/6/2012	978,460	1,554,690
Eric R. Jacobsen	44,000	5.6	20.70	2/6/2012	1,484,560	2,358,840
Daniel K. Newell	36,000	4.6	20.70	2/6/2012	1,214,640	1,929,960

(1)
All options granted in 2002 become exercisable in annual cumulative installments of 25%, commencing on the first anniversary of the date of grant, with full vesting occurring on the fourth anniversary date of the grant. Vesting is accelerated in the event of a change in control of NorthWestern.
(2)
All options were granted at market value (the closing price of the Common Stock on the New York Stock Exchange as reported in the Midwest Edition of The Wall Street Journal) on the date of grant.
(3)
The hypothetical potential gains (reported net of exercise price) are based entirely on assumed annual growth rates of 5% and 10% in the value of NorthWestern's stock price over the 10-year life of the options (which would equal a total increase in stock price of 63% and 159%, respectively). These assumed rates of growth are mandated by rules of the Securities and Exchange Commission for illustration purposes only and are not intended to predict future stock price.

(4)
All ISOs and NQSOs granted to Mr. Lewis were forfeited as part of the terms of his retirement agreement, described elsewhere in this Report.

Fiscal Year-End Option Values

	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)
					Value of Unexercised In-the-Money Options At Fiscal Year-End ($)(1)
Name
	Exercisable		Unexercisable		Exercisable	Unexercisable
Merle D. Lewis	0	(2)	0	(2)	0	0
Richard R. Hylland	47,968		407,962		0	0
Michael J. Hanson	5,811		51,841		0	0
Eric R. Jacobsen	833		126,872		0	0
Daniel K. Newell	19,293		146,567		0	0

(1)
Represents the difference between $5.08 (the closing price of the Common Stock on the New York Stock Exchange as reported in the Midwest Edition of The Wall Street Journal for the close on December 31, 2002) and the option exercise price.
(2)
All ISOs and NQSOs previously held by Mr. Lewis were forfeited as part of the terms of his retirement agreement, described elsewhere in this Report.

Employment Contracts

        A number of executives, including Messrs. Hylland, Hanson, Jacobsen and Newell, have comprehensive employment agreements. Mr. Hylland's agreement was entered into on March 1, 2001 and terminates on the last day of February 2006. Mr. Hylland is entitled to receive a base salary that is subject to annual increases based on a median of comparable companies and a discretionary bonus. Mr. Hylland is also eligible to participate in NorthWestern's annual short-term cash incentive plans and long-term cash and stock incentive plans tied to the success of the organization. These long-term incentive plans include, among other things, options to purchase shares of NorthWestern common stock and the right to participate in private equity incentive plans which hold minority investments in or are otherwise tied to the performance of NorthWestern's non-regulated subsidiaries. Mr. Hylland is also entitled to participate in NorthWestern benefit plans available to executives, including, among other things, health, retirement, disability and life insurance benefits as well as an automobile allowance and country club dues. The agreement provides for the payment of accrued salary and termination benefits if Mr. Hylland's employment is terminated by NorthWestern for any reason other than Cause, due to Mr. Hylland's death or by Mr. Hylland due to a "fundamental change." A fundamental change generally occurs if there is a diminution in Mr. Hylland's responsibilities or compensation, NorthWestern relocates its primary offices more than 30 miles or there is a change in control or major transaction involving NorthWestern (each as defined in the agreement). The termination benefits include a lump sum payment equal to (1) the sum of (a) base salary, (b) the higher of either Mr. Hylland's most recent bonuses and short-term incentive awards or the average of such bonuses and awards over the preceding three calendar years and (c) the higher of either the value of Mr. Hylland's most recent options, long-term incentive awards and private equity investment returns or the average value of such options, awards and returns over the preceding three calendar years, multiplied by (2) the remaining term of the agreement plus one year. The termination benefits also include lump sum payments equal to the fair market value of Mr. Hylland's private equity interests and interests under NorthWestern's benefit plans. The payments calculated with respect to Mr. Hylland's private equity investment returns and the fair market value of his private equity interests are grossed up by an amount sufficient to put him in the position in which he would be were such payments subject to income tax only at long-term capital gains rates. Mr. Hylland has the right to defer receipt of certain of these termination benefits rather than receiving them as a lump sum. All equity awards granted to Mr. Hylland accelerate in full upon termination of the agreement (other than for Cause) and remain exercisable in accordance with their terms. NorthWestern has agreed to make gross-up payments to Mr. Hylland to the extent that termination benefits would be subject to the excise tax on excess "parachute payments" following a change of control. The termination benefits under these agreements are to be provided regardless of whether Mr. Hylland is able to obtain other employment. The agreement contains provisions requiring Mr. Hylland to maintain the confidentiality of NorthWestern proprietary information and restricts Mr. Hylland from competing with NorthWestern or soliciting NorthWestern employees, suppliers and customers for a period of two years following termination. NorthWestern has agreed, pursuant to the agreement, to indemnify Mr. Hylland to the fullest extent permitted by law.

        Messrs. Hanson, Jacobsen and Newell entered into employment agreements as of March 1, 2001. Mr. Hanson's agreement terminates on the last day of February 2005. Mr. Jacobsen's agreement terminates on the last day of February 2004. Mr. Newell's agreement terminates on the last day of February 2005. Messrs. Hanson, Jacobsen and Newell are entitled to receive a base salary that is subject to annual increases based on the median of comparable companies and a discretionary bonus. They are also eligible to participate in NorthWestern's annual short-term cash incentive plans and long-term cash and stock incentive plans tied to the success of the organization. These long-term incentive plans include, among other things, options to purchase shares of NorthWestern common stock and the right to participate in private equity incentive plans which hold minority investments in or are otherwise tied to the performance of NorthWestern's non-regulated subsidiaries. They are also entitled to participate in NorthWestern benefit plans available to executives, including, among other things, health, retirement, disability and life insurance benefits as well as an automobile allowance and country club dues. The agreements provide for the payment of accrued salary and termination benefits if employment is terminated by NorthWestern on substaintially the same terms as described above for Mr. Hylland's agreement. The agreements contain provisions requiring them to maintain the confidentiality of NorthWestern proprietary information and restricts them from competing with NorthWestern or soliciting NorthWestern's employees, suppliers and customers for a period of two years following termination. NorthWestern has agreed, pursuant to the agreement, to indemnify each of Messrs. Hanson, Jacobsen and Newell to the fullest extent permitted by law.

        The total remaining obligation under employment agreements in the ordinary course, excluding a change in control, with Messrs. Hylland, Hanson, Jacobsen and Newell are approximately $3.8 million, $1.8 million, $0.7 million and $1.9 million, respectively.

        Merle Lewis retired from his employment with the Company and its subsidiaries and affiliates and resigned as the Company's Chief Executive Officer and Chairman and from all trustee, administrator or similar positions in which he served on behalf of the Company or any of its subsidiaries or affiliates, effective December 31, 2002. Mr. Lewis concurrently resigned as a member of the Board, and as an officer and director of each of the Company's subsidiaries and affiliates (other than as a member of the board of directors of CornerStone Propane G.P., Inc.) for which he served. In connection with his retirement, Mr. Lewis entered into a retirement agreement with the Company and terminated the Comprehensive Employment Agreement and Investment Program, dated June 1, 2000, which was scheduled to expire February 28, 2006. Under the Retirement Agreement, Mr. Lewis received the following, which total an aggregate of approximately $3.5 million: (1) a cash severance payment, the equivalent of one year's base salary and target annual incentive compensation for a total of $1,711,000, (2) a cash payment of $73,000 from the Company, representing his interest in the 1998 NorthWestern Energy Corporation Equity Ownership Incentive Plan, (3) full vesting of the 22,511 shares of restricted stock granted to him on March 1, 2001, originally scheduled to vest on February 4, 2005 (and all additional shares purchased with dividends declared thereon) under the Company's Stock Option and Incentive Plan (as amended on January 16, 2001), (4) payments of $500 per month until age 65 toward the cost of retiree health insurance, (5) retention of the company provided leased automobile through the end of the such lease at an estimated cost of $1,000 per month, and (6) age and service credits toward benefit determination in NorthWestern's qualified and nonqualified pension plan as if he were to continue to be employed through June 30, 2006, the value of which is approximately $1.7 million on a present value basis as determined by NorthWestern's actuaries. Based upon Mr. Lewis' years of service, and the benefit elections he made under the provisions of the NorthWestern Pension Plan and Supplemental Executive Retirement Plan, with the enhanced pension benefit, Mr. Lewis began in January 2003 to receive a pension benefit of $29,470 per month. The Company agreed to insure the payment of such subsidy in the event of a change of control of the Company by obtaining a letter of credit or other financial instrument.

        Mr. Lewis waived or cancelled all other rights or interests he may have had under the Stock Option and Incentive Plan, including all vested and unvested incentive stock options, non-qualified stock options and phantom stock units (including all dividends accrued thereon) granted to him under the plan. Mr. Lewis waived all of his rights and interests in the Company's short-term and long-term disability insurance coverages, term life insurance coverages and annual incentive plans for 2002. He also waived his rights and interests in the equity ownership incentive plans of NorthWestern Growth Corporation, NorthWestern Services Group, Inc., NorthWestern Public Service, NorthWestern Services Corporation, and NorCom Advanced Technologies, Inc. and assigned his rights in the membership interests of NorthWestern Capital Partners, LLC, a Delaware limited liability company, to the Company. Mr. Lewis retained all benefits vested or earned as of the date of his retirement in the Company's benefit and retirement plans in which he participated (and he waived all post retirement vesting or interests), and the Company agreed to subsidize his pension benefit payments such that his pension benefit will be calculated as if Mr. Lewis' term of service or employment with the Company terminated on June 30, 2006, notwithstanding the actual date of retirement and regardless of the date of payment of such benefits.

        Mr. Lewis released the company and its affiliates and subsidiaries and their agents from all know and unknown claims that he may have in connection with his employment with the Company or as a stockholder of the Company, other than (a) his right to enforce the retirement agreement, (b) any rights or claims that arise after the date of his retirement, and (c) any claims for indemnification from the Company or any claims under the Company's Directors and Officers insurance policies, in either case, for actions or omissions in his capacity as an officer or director of the Company.

Retirement Plan

        NorthWestern has two retirement plans, with one applicable to its Montana NorthWestern Energy team members and one applicable to its South Dakota and Nebraska NorthWestern Energy and all NorthWestern Corporation team members. All of the named executives participate in the latter plan. For that plan, effective January 1, 2000, NorthWestern offered its team members two alternatives with regard to its retirement plan. A team member could convert his or her existing accrued benefit from the existing plan into an opening balance in a hypothetical account under a new cash balance formula, or that team member could continue under the existing defined benefit formula. All team members hired after January 1, 2000 participate in the cash balance formula. The beginning balance in the cash balance account for a converting team member was determined based on the team member's accrued benefit, age and service as of January 1, 2000, 2000 eligible pay, and a conversion interest rate of 6%. Under the cash balance formula a participant's account grows based upon (1) contributions by NorthWestern made once per year, and (2) by annual interest credits based on the average Federal 30-year Treasury bill rate for November of the preceding year (6.15% for 2000). Contribution rates were determined on January 1, 2000, based on the participant's age and years of service on that date. They range from 3%-7.5% (3% for all new team members) for compensation below the taxable wage base and are doubled for compensation above the taxable wage base. Upon termination of employment with NorthWestern, a team member, or if deceased, his or her beneficiary, receives the cash balance in the account paid in a lump sum or in other permitted annuity forms of payment.

        To be eligible for the retirement plan, a team member must be 21 years of age and have worked at least one year for NorthWestern, working at least 1,000 hours in that year. Non-employee Directors are not eligible to participate. Benefits for team members who chose not to convert to the cash balance formula will continue to be part of the defined benefit formula, which provides an annual pension benefit upon normal retirement at age 65 or earlier (subject to benefit reduction). Under this formula, the amount of the annual pension is based upon average annual earnings for the sixty consecutive highest paid months during the 10 years immediately preceding retirement. Upon retirement on the normal retirement date, the annual pension to which an eligible team member becomes entitled under the formula amounts to 1.34% of average annual earnings up to the Covered Compensation base plus 1.75% of such earnings in excess of the Covered Compensation base, multiplied by all years of credited service.

        The named executives also participate in a supplemental excess retirement plan related to both of the pension formulas, which provides benefits based on those formulas but with respect to compensation which exceeds the limits under the Code. In addition, NorthWestern has agreed to assure Mr. Hanson a pension benefit equivalent to that which would be provided by the Retirement Plan if he were given credit for his 17 years of prior service with another utility company in addition to his years of service with NorthWestern. As a result, he was credited with those additional years of service under the supplemental excess retirement plan.

        Assuming the named executives reach the normal retirement age of 65, the projected annual life annuity benefits for the named executives would be: Mr. Hylland, $246,477; Mr. Hanson, $156,773; Mr. Jacobsen, $54,336; Mr. Newell, $97,279. In 2002 the cash balance accounts for the named executive officers, other than Mr. Lewis, were as follows: Mr. Hylland $376,367, Mr. Hanson $355,290, Mr. Jacobsen $60,693; and Mr. Newell $160,005.

Other Benefits

        NorthWestern currently maintains a variety of benefit plans and programs, which are generally available to all NorthWestern team members, including executive officers, such as the 401(k) Retirement Plan under which a team member may contribute up to 13% of his or her salary (with NorthWestern matching up to 3 1/2% of the first 6% contributed by the team member), a Supplemental Variable Investment Plan (a non-qualified Supplemental 401(k) plan available to the extent participation in the 401(k) is limited by the Internal Revenue Code), a Team Member Stock Purchase Plan (Section 423 Plan) approved by shareholders and instituted in 1999, under which a team member may contribute up to $3,000 per year for the purchase of NorthWestern Common Stock (at a discount of up to 15% of market value), term life and supplemental life (Family Protector Plan) insurance coverage, the NorthWestern Employee Stock Ownership Plan (ESOP), long-term disability plan, and other general employee benefits such as emergency personal leave and educational assistance.

Salary Continuation Plan

        NorthWestern has a non-qualified salary continuation plan for directors and selected management team members (the Supplemental Income Security Plan). In 2002, a total of 35 active team members and non-employee directors participated in this plan. The plan provides for certain amounts of salary continuation in the event of death before or after retirement or, in the alternative, certain supplemental retirement benefits in lieu of any death benefits after age 65. Generally, death benefits will vary from 45% to 75% of salary for up to 15 years, and supplemental retirement benefits from 25% to 40% of current salary. Life insurance is carried on each plan participant in favor of NorthWestern to indirectly fund future benefit payments. Part of the cost of the life insurance carried by NorthWestern is paid by team member participants in the plan. The program was designed so that if assumptions made as to mortality experience, policy dividends or credits, and other actuarial factors are realized, NorthWestern should more than recover its cost of this program. Consequently, the cost of any one individual participant cannot be properly allocated or determined because of the overall actuarial plan assumptions and the cost recovery feature of the plan. Therefore, no amount attributable to this plan has been included in the summary compensation table above.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee is composed of not less than three non-employee directors. The members of the Compensation Committee are Chairman Randy G. Darcy, Marilyn R. Seymann, and Larry F. Ness. None of the persons who served as members of the Compensation Committee of the Board during fiscal year 2002 are officers or employees or former employees of NorthWestern or any of its subsidiaries.

Director Compensation

        Non-employee Directors annually receive 1,200 shares of Common Stock of NorthWestern, are paid $2,500 each quarter for serving on the Board, and receive an attendance fee of $4,000 for attendance at each regular or special meeting of the Board. Directors are also paid $1,700 for each meeting of a committee on which such director serves and $500 for each quarter during which they serve as chairman of a committee of the Board. Directors receive one-half of the meeting fee for telephonic conference board or committee meetings. In addition, non-employee directors received stock options for 4,000 shares of Common Stock in 2002. Directors who are also officers are not separately compensated for services as a director on NorthWestern's Board.

        Directors may elect to defer receipt of their cash compensation as directors until they cease to be directors. The deferred compensation may be invested in (1) an account which earns interest at the same rate as accounts in the team member savings plan or (2) a deferred compensation unit account in which the deferred compensation is converted into deferred compensation units on the basis that each unit is at the time of investment equal in value to the fair market value of one share of NorthWestern's Common Stock, sometimes referred to as "phantom stock units." Additional units based on the dividends paid on NorthWestern's Common Stock are added to the director's deferred compensation unit account. Following the director's retirement, the value of the deferred compensation is paid in cash to the former director within a period of five years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership by Certain Beneficial Owners and Management

        The following table sets forth information, as of March 1, 2003, with respect to the beneficial ownership of shares of NorthWestern's Common Stock owned by the directors, nominees for director, the "Named Executive Officers" of NorthWestern, as described below, and by all directors and executive officers of NorthWestern as a group. Except under special circumstances, NorthWestern's Common Stock is the only class of voting securities. There are no persons known to NorthWestern who own more than 5% of the outstanding shares of Common Stock.

        The "Named Executive Officers" include NorthWestern's (a) Chief Executive Officer; (b) its four most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of fiscal year 2002; and (c) up to two additional individuals for whom such disclosure would have been provided under clause (a) and (b) above but for the fact that the individual was not serving as an executive officer of NorthWestern at the end of fiscal year 2002; provided, however, that no disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

        Accordingly, NorthWestern's Named Executive Officers include (a) Gary G. Drook, its Chief Executive Officer; (b) Merle D. Lewis, former Chairman and Chief Executive Officer and (c) Richard R. Hylland, Daniel K. Newell, Michael J. Hanson and Eric R. Jacobsen, the four most highly-compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of fiscal year 2002 and whose salary and bonus exceeded $100,000.

        Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all the shares of NorthWestern's Common Stock beneficially owned by them subject to community property laws, where applicable. The information with respect to each person specified is as supplied or confirmed by such person, based upon statements filed with the SEC, or based upon the actual knowledge of NorthWestern.

	Amount and Nature of Beneficial Ownership(1)
Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock
Randy G. Darcy	5,811	*
Gary G. Drook	5,610	*
Jerry W. Johnson	11,326	*
Larry F. Ness	12,407	*
Marilyn R. Seymann	4,106	*
Bruce I. Smith	15,025	*
Merle D. Lewis(2)	202,079	*
Richard R. Hylland	30,221	*
Daniel K. Newell	32,009	*
Michael J. Hanson	13,146	*
Eric R. Jacobsen	8,676	*
All directors & executive officers	348,071	1%

*
Less than 1%.

(1)
Shares shown represent both record and beneficial ownership, including shares held in the team member's (employee's) account with the Trustees of NorthWestern's Employee Stock Ownership Plan ("ESOP") and in various plans (NorthWestern's 401(k) Retirement Plan, Supplemental Variable Investment Plan, and Team Member Stock Purchase Plan, collectively the "Team Member Savings Plans"). Mr. Hanson's shares include 4,316 shares in an Individual Retirement Account. The address of each person is 125 S. Dakota Ave., Sioux Falls, SD 57104.

(2)
Mr. Lewis retired as Chairman and Chief Executive Officer as of December 31, 2002.

        Information regarding equity compensation plans required by this Item 12 is included in Item 5 of Part II of this report and is incorporated into this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Gary G. Drook became our new chief executive officer on January 5, 2003. Mr. Drook does not have a written employment agreement with us. Mr. Drook received a cash payment of $600,000 on his date of hire. He will be required to repay all of that amount if his employment with us terminates before January 5, 2004 and 50% if his employment terminates before January 5, 2005. Mr. Drook also received an initial option to purchase 233,333 shares of our common stock at $4.90 per share. The option vests in three equal annual installments on the anniversary of his hire date. Mr. Drook's base salary in 2003 will be $565,000 per year and his target annual bonus is $423,750, or 75% of his base salary. His bonus will be determined by our board of directors. Mr. Drook also received long-term incentive compensation in 2003 consisting of additional options to purchase up to 339,000 shares of common stock at $4.90 per share. These options also vest in three equal annual installments on the anniversary of his hire date. We believe that Mr. Drook's cash compensation in 2003 will be approximately $988,750. As part of his compensation arrangements, Mr. Drook is also entitled to use aircraft owned by us to commute to and from our corporate offices in Sioux Falls, South Dakota and his home in Florida. We anticipate that he will use the aircraft approximately 26 times per year, at an annual cost to us of approximately $450,000. The approximate cost to the company of Mr. Drook's usage of the aircraft as of April 15, 2003 was $115,000. The cost to us related to Mr. Drook's use of our aircraft for commuting is treated as income to him. We have agreed to provide Mr. Drook with a tax gross up payment for all income related to personal aircraft usage. Mr. Drook is also eligible to participate in our health, welfare and retirement programs and relocation assistance.

ITEM 14. CONTROLS AND PROCEDURES

        (a)  Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). As a result of this review and evaluation, which was conducted in the course of preparing our financial statements for the year ended December 31, 2002 and in connection with the corresponding audit by our independent auditors, Deloitte & Touche LLP, management determined that our internal controls have not meet our expectations and goals.

        In particular, the EXPERT enterprise software system used by our subsidiary, Expanets, has significantly failed to provide the intended functionality and information. We were unable to identify billing problems and related accounting problems in a timely manner during 2002. Expanets experienced severe complications with its EXPERT enterprise software system throughout 2002, including order entry and customer fulfillment, billing and collection functions, an inability to provide timely and complete billing detail for a majority of Expanets' customers, numerous reporting deficiencies that prevented management from receiving critical accounts receivable and cash application data in a timely manner and problems relating to data migration from Avaya's system, some of which were due to underlying problems with the Avaya database and faulty data migration scripting performed by Expanets. Expanets was forced to resort to manual journal entries in many instances. Throughout 2002, Expanets has made continuing efforts to correct deficencies in the EXPERT system. As a result of these efforts, which are ongoing, Expanets identified certain maintenance billing problems with its EXPERT system that required reversal of previously recorded maintenance revenue. Further, we determined that additional revenues, accounts receivable reserves and write-offs and billing adjustments reserves were not correctly stated in previously reported unaudited quarterly results. In the course of preparing our financial statements for the year ended December 31, 2002 and in connection with the corresponding audit, we also determined that certain costs related to the EXPERT system were inappropriately capitalized and that certain accounting procedures being used with respect to revenue recognition and account receivable reserve methodology were not appropriate for Expanets.

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

  •
  timely evaluation and substantiation of material account balances; and

  •
  supervision, staffing and training of accounting personnel.

        Our independent auditors, Deloitte & Touche LLP, has advised the Audit Committee that these internal control deficiencies constitute reportable conditions and, collectively, a material weakness as defined in Statement on Auditing Standards No. 60. Immediately prior to the filing of this Annual Report on Form 10-K, we filed amended Quarterly Reports on Form 10-Q/A for the periods ended March 31, 2002, June 30, 2002, and September 30, 2002. The amended Quarterly Reports principally restate prior reported results and include additional disclosures in the appropriate period as a result of the foregoing weaknesses in our internal controls.

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

  •
  Adoption of improved accounting policies, procedures and internal controls for the periodic consolidated financial closing process including closer management review of subsidiary financial information, prioritization and clarification of enterprise-wide risk management responsibilities, and documentation of inter-company transactions;

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

        We have also performed substantial additional procedures designed to ensure that these disclosure and internal control deficiencies did not result in material misstatements in our consolidated financial statements contained in this Annual Report on Form 10-K and do not result in material misstatements in our future consolidated financial results.

        (b)  Other than as described above, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we carried out our evaluation.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

a)    The following documents are filed as part of this report:

  (1)
  Financial Statements.

  The following items are included in Part II, Item 8 of this annual report on Form 10-K:

  FINANCIAL STATEMENTS:

  Report of Independent Public Accountants

  Consolidated Statements of Income for the Three Years Ended December 31, 2002

  Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2002

  Consolidated Balance Sheets as of December 31, 2002 and 2001

  Consolidated Statement of Shareholders' Equity for the Three Years Ended December 31, 2002

  Notes to Consolidated Financial Statements

  Quarterly Unaudited Financial Data for the Two Years Ended December 31, 2002

  (2)
  Financial Statement Schedules.

  Schedule II. Valuation and Qualifying Accounts and the related report of independent public accountants

  Schedule II, Valuation and Qualifying Accounts, is included in Part III, Item 8 of this annual report on Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

  (3)
  Exhibits.

  The exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission, or the Commission, as part of this annual report on Form 10-K. Certain of the following exhibits have been previously filed with the Commission pursuant to the requirements of the Securities Act of 1933 or the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated by reference. We will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover our expenses in furnishing such exhibit.

Exhibit Number	Description of Document
2.1(a)*	Unit Purchase Agreement, dated as of September 29, 2000, among NorthWestern Corporation, Touch America Holdings, Inc. and The Montana Power Company with respect to all outstanding membership interests in The Montana Power, L.L.C. (incorporated by reference to Exhibit (10)(a)(1) of NorthWestern Corporation's Current Report on Form 8-K, dated August 21, 2001, Commission File No. 0-692).
2.1(b)*
Amendment No. 1 to the Unit Purchase Agreement, dated as of June 21, 2001 (incorporated by reference to Exhibit (10)(a)(2) of NorthWestern Corporation's Current Report on Form 8-K, dated August 21, 2001, Commission File No. 0-692).

3.1*
Restated Certificate of Incorporation of NorthWestern Corporation, dated November 9, 2000 (incorporated by reference to Exhibit 3(a) of NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 0-692).
3.2**	By-Laws of NorthWestern Corporation, as amended, dated January 5, 2003.
4.1(a)*
General Mortgage Indenture and Deed of Trust, dated as of August 1, 1993, from NorthWestern Corporation to The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(a) of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 1993, Commission File No. 0-692).
4.1(b)*
Supplemental Indenture, dated as of August 15, 1993, from NorthWestern Corporation to The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(b) of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 1993, Commission File No. 0-692).
4.1(c)*
Supplemental Indenture, dated as of August 1, 1995, from NorthWestern Corporation to The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(b) of NorthWestern Corporation's Current Report on Form 8-K, dated August 30, 1995, Commission File No. 0-692).
4.1(d)*
Supplemental Indenture, dated as of February 1, 2003, from NorthWestern Corporation to JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.3 of NorthWestern Corporation's Current Report on Form 8-K, dated February 10, 2003, Commission File No. 0-692).
4.2(a)*
Preferred Securities Guarantee Agreement, dated as of August 3, 1995, between NorthWestern Corporation and Wilmington Trust Company (incorporated by reference to Exhibit 1(d) of NorthWestern Corporation's Current Report on Form 8-K, dated August 30, 1995, Commission File No. 0-692).
4.2(b)*	Declaration of Trust of NWPS Capital Financing I (incorporated by reference to Exhibit 4(d) of NorthWestern Corporation's Current Report on Form 8-K, dated August 30, 1995, Commission File No. 0-692).
4.2(c)*
Amended and Restated Declaration of Trust of NWPS Capital Financing I (incorporated by reference to Exhibit 4(e) of NorthWestern Corporation's Current Report on Form 8-K, dated August 30, 1995, Commission File No. 0-692).
4.2(d)*
Preferred Securities Guarantee Agreement, dated as of November 18, 1998, between NorthWestern Corporation and Wilmington Trust Company (incorporated by reference to Exhibit 4(g) of NorthWestern Corporation's Registration Statement on Form 8-A (Amendment No. 1), dated December 3, 1998, Commission File No. 001-14623).
4.2(e)*
Certificate of Trust of NorthWestern Capital Financing I (incorporated by reference to Exhibit 4(b)(11) of NorthWestern Corporation's Registration Statement on Form S-3, dated July 2, 1998, Commission File No. 333-58491).
4.2(f)*
Amended and Restated Declaration of Trust of NorthWestern Capital Financing I (incorporated by reference to Exhibit 4(e) of NorthWestern Corporation's Registration Statement on Form 8-A (Amendment No. 1), dated December 3, 1998, Commission File No. 001-14623).

4.2(g)*
Preferred Securities Guarantee Agreement, dated as of December 21, 2001, between NorthWestern Corporation and Wilmington Trust Company (incorporated by reference to Exhibit 4.7 of NorthWestern Corporation's Registration Statement on Form 8-A, dated December 21, 2001, Commission File No. 001-16843).
4.2(h)*
Restated Certificate of Trust of NorthWestern Capital Financing II (incorporated by reference to Exhibit 4(b)(12) of NorthWestern Corporation's Registration Statement on Form S-3, dated July 2, 1998, Commission File No. 333-58491).
4.2(i)*
Amended and Restated Declaration of Trust of NorthWestern Capital Financing II (incorporated by reference to Exhibit 4.4 of NorthWestern Corporation's Registration Statement on Form 8-A, dated December 21, 2001, Commission File No. 001-16843).
4.2(j)*
Preferred Securities Guarantee Agreement, dated as of January 31, 2002, between NorthWestern Corporation and Wilmington Trust Company (incorporated by reference to Exhibit 4.6 of NorthWestern Corporation's Registration Statement on Form 8-A, dated February 1, 2002, Commission File No. 001-31229).
4.2(k)*
Restated Certificate of Trust of NorthWestern Capital Financing III (incorporated by reference to Exhibit 4(b)(13) of NorthWestern Corporation's Registration Statement on Form S-3, dated July 2, 1998, Commission File No. 333-58491).
4.2(l)*
Amended and Restated Declaration of Trust of NorthWestern Capital Financing III (incorporated by reference to Exhibit 4.3 of NorthWestern Corporation's Registration Statement on Form 8-A, dated February 1, 2002, Commission File No. 001-16843).
4.2(m)*
Form of Guarantee Agreement, between The Montana Power Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(d) of The Montana Power Company's Registration Statement on Form S-3, dated October 18, 1996, Commission File No. 333-14369).
4.2(n)**	Assumption of Guarantee Agreement, dated as of February 13, 2002, by The Montana Power, L.L.C. in favor of The Bank of New York, as trustee.
4.2(o)**	Assumption Agreement (QUIPs Guarantee), dated as of November 15, 2002, by between NorthWestern Energy, L.L.C., as assignor, and NorthWestern Corporation, as assignee.
4.2(p)*
Form of Trust Agreement of Montana Power Capital I (incorporated by reference to Exhibit 4(a) of The Montana Power Company's Registration Statement on Form S-3, dated October 18, 1996, Commission File No. 333-14369).
4.2(q)**	Assignment and Assumption Agreement (QUIPs Agreements), dated as of November 15, 2002, by between NorthWestern Energy, L.L.C., as assignor, and NorthWestern Corporation, as assignee.
4.2(r)*
Form of Amended and Restated Trust Agreement of Montana Power Capital I (incorporated by reference to Exhibit 4(b) of The Montana Power Company's Registration Statement on Form S-3, dated October 18, 1996, Commission File No. 333-14369).
4.2(s)*
Subordinated Debt Securities Indenture, dated as of August 1, 1995, between NorthWestern Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4(f) of the Company's Current Report on Form 8-K, dated August 30, 1995, Commission File No. 0-692).

4.2(t)*
First Supplemental Indenture to the Subordinated Debt Securities Indenture, dated as of August 1, 1995 (incorporated by reference to Exhibit 4(g) of NorthWestern Corporation's Current Report on Form 8-K, dated August 30, 1995, Commission File No. 0-692).
4.2(u)*
Second Supplemental Indenture to the Subordinated Debt Securities Indenture, dated as of November 15, 1998 (incorporated by reference to Exhibit 4(f) of NorthWestern Corporation's Registration Statement on Form 8-A (Amendment No. 1), dated December 3, 1998, Commission File No. 001-14623).
4.2(v)*
Third Supplemental Indenture to the Subordinated Debt Securities Indenture, dated as of December 21, 2001 (incorporated by reference to Exhibit 4.6 of NorthWestern Corporation's Registration Statement on Form 8-A, dated December 21, 2001, Commission File No. 001-16843).
4.2(w)*
Fourth Supplemental Indenture to the Subordinated Debt Securities Indenture, dated as of January 31, 2002 (incorporated by reference to Exhibit 4.6 of NorthWestern Corporation's Registration Statement on Form 8-A, dated February 1, 2002, Commission File No. 001-31229).
4.2(x)*
Form of Indenture, between The Montana Power Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(c) of The Montana Power Company's Registration Statement on Form S-3, dated October 18, 1996, Commission File No. 333-14369).
4.2(y)**	First Supplemental Indenture to the Indenture, dated as of February 13, 2002, between The Montana Power, L.L.C. and The Bank of New York, as trustee.
4.2(z)**	Second Supplemental Indenture to the Indenture, dated as of August 13, 2002, between The Montana Power, L.L.C. and The Bank of New York, as trustee.
4.2(aa)**
Third Supplemental Indenture to the Indenture, dated as of November 15, 2002, between NorthWestern Corporation (successor to NorthWestern Energy, L.L.C., formerly known as The Montana Power, L.L.C.) and The Bank of New York, as trustee.
4.3(a)*
Indenture, dated as of November 1, 1998, between NorthWestern Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4(b)(8) of NorthWestern Corporation's Registration Statement on Form S-3, dated July 12, 1999, Commission File No. 333-82707).
4.3(b)*
First Supplemental Indenture to the Indenture, dated as of November 1, 1998 (incorporated by reference to Exhibit 4(b)(9) of NorthWestern Corporation's Registration Statement on Form S-3, dated July 12, 1999, Commission File No. 333-82707).
4.3(c)*
Second Supplemental Indenture to the Indenture, dated as of March 13, 2002 (filed as Exhibit 4(f)(3) to NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-692).
4.4(a)*
Sale Agreement, dated as of June 1, 1993, between NorthWestern Corporation and Mercer County, North Dakota, related to the issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993 (incorporated by reference to Exhibit 4(b)(1) of NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 0-692).

4.4(b)*
Loan Agreement, dated as of June 1, 1993, between NorthWestern Corporation and Grant County, South Dakota, related to the issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993A (incorporated by reference to Exhibit 4(b)(2) of NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 0-692).
4.4(c)*
Loan Agreement, dated as of June 1, 1993, between NorthWestern Corporation and Grant County, South Dakota, related to the issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993B (incorporated by reference to Exhibit 4(b)(3) of NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 0-692).
4.4(d)*
Loan Agreement, dated as of June 1, 1993, between NorthWestern Corporation and the City of Salix, Iowa, related to the issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993 (incorporated by reference to Exhibit 4(b)(4) of NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 0-692).
4.4(e)**
Loan Agreement, dated as of May 1, 1993, between The Montana Power Company and the City of Forsyth, Montana, related to the issuance of City of Forsyth Pollution Control Revenue Bonds Series 1993A due 2023.
4.4(f)**
1993A First Supplemental Loan Agreement, dated as of September 21, 2001, between The Montana Power Company and the City of Forsyth, Montana, related to the issuance of City of Forsyth Pollution Control Revenue Bonds Series 1993A due 2023.
4.4(g)**	Assumption Agreement of The Montana Power, L.L.C. to Bank One, as Trustee, dated as of February 13, 2002, related to the City of Forsyth Pollution Control Revenue Bonds Series 1993A due 2023.
4.4(h)**
Assignment and Assumption Agreement (PCRB 1993A Loan Agreement), between NorthWestern Energy, L.L.C., as Assignor, and NorthWestern Corporation, as Assignee, dated as of November 15, 2002, related to the City of Forsyth Pollution Control Revenue Bonds Series 1993A due 2023.
4.4(i)**
Loan Agreement, dated as of December 1, 1993, between The Montana Power Company and the City of Forsyth, Montana, related to the issuance of City of Forsyth Pollution Control Revenue Bonds Series 1993B due 2023.
4.4(j)**
1993B First Supplemental Loan Agreement, dated as of September 21, 2001, between The Montana Power Company and the City of Forsyth, Montana, related to the issuance of City of Forsyth Pollution Control Revenue Bonds Series 1993A due 2023.
4.4(k)**	Assumption Agreement of The Montana Power, L.L.C. to Bank One, as Trustee, dated as of February 13, 2002, related to the City of Forsyth Pollution Control Revenue Bonds Series 1993B due 2023.
4.4(l)**
Assignment and Assumption Agreement (PCRB 1993B Loan Agreement), between NorthWestern Energy, L.L.C., as Assignor, and NorthWestern Corporation, as Assignee, dated as of November 15, 2002, related to the City of Forsyth Pollution Control Revenue Bonds Series 1993A due 2023.

4.5(a)*
First Mortgage and Deed of Trust, dated as of October 1, 1945, by The Montana Power Company in favor of Guaranty Trust Company of New York and Arthur E. Burke, as trustees (incorporated by reference to Exhibit 7(e) of The Montana Power Company's Registration Statement, Commission File No. 002-05927).
4.5(b)*
Thirteenth Supplemental Indenture to the Mortgage and Deed of Trust, dated as of December 1, 1991 (incorporated by reference to Exhibit 4(a)-14 of The Montana Power Company's Registration Statement on Form S-3, dated December 16, 1992, Commission File No. 033-55816).
4.5(c)*
Fourteenth Supplemental Indenture to the Mortgage and Deed of Trust, dated as of January 1, 1993 (incorporated by reference to Exhibit 4(c) of The Montana Power Company's Registration Statement on Form S-8, dated June 17, 1993, Commission File No. 033-64576).
4.5(d)*
Fifteenth Supplemental Indenture to the Mortgage and Deed of Trust, dated as of March 1, 1993 (incorporated by reference to Exhibit 4(d) of The Montana Power Company's Registration Statement on Form S-8, dated June 17, 1993, Commission File No. 033-64576).
4.5(e)*
Sixteenth Supplemental Indenture to the Mortgage and Deed of Trust, dated as of May 1, 1993 (incorporated by reference to Exhibit 99(a) of The Montana Power Company's Registration Statement on Form S-3, dated September 13, 1993, Commission File No. 033-50235).
4.5(f)*
Seventeenth Supplemental Indenture to the Mortgage and Deed of Trust, dated as of December 1, 1993 (incorporated by reference to Exhibit 99(a) of The Montana Power Company's Registration Statement on Form S-3, dated December 5, 1994, Commission File No. 033-56739).
4.5(g)*
Eighteenth Supplemental Indenture to the Mortgage and Deed of Trust, dated as of August 5, 1994 (incorporated by reference to Exhibit 99(b) of The Montana Power Company's Registration Statement on Form S-3, dated December 5, 1994, Commission File No. 033-56739).
4.5(h)*
Nineteenth Supplemental Indenture to the Mortgage and Deed of Trust, dated as of December 16, 1999 (incorporated by reference to Exhibit 99 of The Montana Power Company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-04566).
4.5(i)*
Twentieth Supplemental Indenture to the Mortgage and Deed of Trust, dated as of November 1, 2001 (incorporated by reference to Exhibit 4(u) of NorthWestern Energy, L.L.C.'s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 001-31276).
4.5(j)*
Twenty-first Supplemental Indenture to the Mortgage and Deed of Trust, dated as of February 13, 2002 (incorporated by reference to Exhibit 4(v) of NorthWestern Energy, L.L.C.'s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 001-31276).
4.5(k)*
Twenty-second Supplemental Indenture to the Mortgage and Deed of Trust, dated as of November 15, 2002 (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 10, 2003, Commission File No. 0-692).

4.5(l)*
Twenty-third Supplemental Indenture to the Mortgage and Deed of Trust, dated as of February 1, 2002 (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation's Current Report on Form 8-K, dated February 10, 2003, Commission File No. 0-692).
4.6(a)*
Form of Indenture, dated as of December 1, 1989, between The Montana Power Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4-A to The Montana Power Company's Registration Statement on Form S-3, dated November 24, 1989, Commission File No. 033-32275).
4.6(b)**	First Supplemental Indenture to the Indenture, dated as of February 13, 2002.
4.6(c)**	Second Supplemental Indenture to the Indenture, dated as of November 15, 2002.
4.7(a)**	Natural Gas Funding Trust Indenture, dated as of December 22, 1998, between MPC Natural Gas Funding Trust, as Issuer, and U.S. Bank National Association, as Trustee.
4.7(b)**	Natural Gas Funding Trust Agreement, dated as of December 11, 1998, among The Montana Power Company, Wilmington Trust Company, as trustee, and the Beneficiary Trustees party thereto.
4.7(c)**	Transition Property Purchase and Sale Agreement, dated as of December 22, 1998, between MPC Natural Gas Funding Trust and The Montana Power Company.
4.7(d)**	Transition Property Servicing Agreement, dated as of December 22, 1998, between MPC Natural Gas Funding Trust and The Montana Power Company.
4.7(e)**
Assumption Agreement regarding the Transition Property Purchase Agreement and the Transition Property Servicing Agreement, dated as of February 13, 2002, by The Montana Power, L.L.C. to MPC Natural Gas Funding Trust.
4.7(f)**
Assignment and Assumption Agreement (Natural Gas Transition Documents), dated as of November 15, 2002, by and between NorthWestern Energy, L.L.C., as assignor, and NorthWestern Corporation, as assignee.
4.8(a)*
Rights Agreement, dated as of December 11, 1996, between NorthWestern Corporation and Norwest Bank Minnesota, N.A. as Rights Agent (incorporated by reference to Exhibit 4(c)(5) of NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-692).
4.8(b)*
First Amendment to Rights Agreement, dated as of August 21, 2000, between NorthWestern Corporation and Wells Fargo Bank Minnesota, N.A., (formerly Norwest Bank Minnesota, N.A.), as Rights Agent (incorporated by reference to Exhibit 4(c)(6) of NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 2000).
10.1(a)†*
NorthWestern Corporation Traditional Pension Equalization Plan, as amended and restated, effective as of January 1, 2000 (incorporated by reference to Exhibit 10(a)(2) of NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-692).
10.1(b)†*
NorthWestern Corporation Cash Balance Supplemental Executive Retirement Plan, effective as of January 1, 2000 (incorporated by reference to Exhibit 10(a)(3) of NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-692).

10.1(c)†*
NorthSTAR Annual Incentive Plan, for all eligible employees, as amended as of May 4, 1999 (incorporated by reference to Exhibit 10(a)(4) of NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-692).
10.1(d)†*
NorthWestern Executive Performance Plan, effective as of May 2, 2000 (incorporated by reference to Exhibit 10(a)(5) of NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 0-692).
10.1(e)†*
NorthWestern Stock Option and Incentive Plan, as amended as of January 16, 2001 (incorporated by reference to Exhibit 10(a)(6) of NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 0-692)
10.1(f)†*
Deferred Compensation Plan for Non-employee Directors, adopted as of November 6, 1985 (incorporated by reference to Exhibit 10(g)(2) of NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 0-692).
10.1(g)†*
Supplemental Variable Investment Plan, as amended and restated as of January 1, 2000 (filed as Exhibit 10(a)(7) to NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-692).
10.1(h)†*
Comprehensive Employment Agreement and Investment Program for Merle D. Lewis, dated as of June 1, 2000 (incorporated by reference to Exhibit 10.1 of NorthWestern Corporation's Current Report on Form 8-K/A (Amendment No. 1), dated December 14, 2001, Commission File No. 0-692).
10.1(i)†**	Retirement Agreement, effective as of December 31, 2002, by and between NorthWestern Corporation and Merle D. Lewis.
10.1(j)†*
Comprehensive Employment Agreement and Equity Plan Participation Program for Richard R. Hylland, dated as of March 1, 2001 (incorporated by reference to Exhibit 10.2 of NorthWestern Corporation's Current Report on Form 8-K/A (Amendment No. 1), dated December 14, 2001, Commission File No. 0-692).
10.1(k)†*
Comprehensive Employment Agreement and Equity Plan Participation Program for Daniel K. Newell, dated as of March 1, 2001 (incorporated by reference to Exhibit 10.3 of NorthWestern Corporation's Current Report on Form 8-K/A (Amendment No. 1), dated December 14, 2001, Commission File No. 0-692).
10.1(l)†*
Comprehensive Employment Agreement and Equity Plan Participation Program for Michael J. Hanson, dated as of March 1, 2001 (incorporated by reference to Exhibit 10.4 of NorthWestern Corporation's Current Report on Form 8-K/A (Amendment No. 1), dated December 14, 2001, Commission File No. 0-692).
10.1(m)†*
Comprehensive Employment Agreement and Equity Plan Participation Program for Eric R. Jacobsen, dated as of March 1, 2001 (incorporated by reference to Exhibit 10.7 of NorthWestern Corporation's Current Report on Form 8-K/A (Amendment No. 1), dated December 14, 2001, Commission File No. 0-692).
10.1(n)†*
Supplemental Income Security Plan for Directors, Officers and Managers, as amended and restated effective as of July 1, 1999 (incorporated by reference to Exhibit 10.8 of NorthWestern Corporation's Current Report on Form 8-K/A (Amendment No. 1), dated December 14, 2001, Commission File No. 0-692).

10.1(o)†*
Form of "Tier 1" Termination Benefits Upon Change in Control Agreement (incorporated by reference to Exhibit 10(a) of The Montana Power Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Commission File No. 1-4566).
10.1(p)†*
Form of "Tier 2" Termination Benefits Upon Change in Control Agreement (incorporated by reference to Exhibit 10(b) of The Montana Power Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Commission File No. 1-4566).
10.1(q)†*
Form of "Tier 3" Termination Benefits Upon Change in Control Agreement (incorporated by reference to Exhibit 10(c) of The Montana Power Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Commission File No. 1-4566).
10.1(r)†**	NorthWestern Capital Partners LLC Limited Liability Company Agreement, dated as of September 30, 1999.
10.1(s)†**	Form of Put Option Agreement, dated as of September 30, 1999.
10.2(a)*
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
10.2(b)*
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
10.2(c)*
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
10.2(d)*
Credit Agreement, dated as of December 17, 2002, between NorthWestern Corporation and Credit Suisse First Boston, as administrative agent, lead arranger and sole book runner (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated February 10, 2003, Commission File No. 0-692).
10.2(e)*
Amendment No. 1 to Credit Agreement, dated as of January 8, 2003, between NorthWestern Corporation and Credit Suisse First Boston, as administrative agent, lead arranger and sole book runner (incorporated by reference to Exhibit 99.3 of NorthWestern Corporation's Current Report on Form 8-K, dated February 10, 2003, Commission File No. 0-692).

10.2(f)*
Amendment No. 2 to Credit Agreement, dated as of February 10, 2003, among NorthWestern Corporation, Credit Suisse First Boston, as administrative agent, lead arranger and sole book runner, and the banks and other financial institutions parties thereto (incorporated by reference to Exhibit 99.4 of NorthWestern Corporation's Current Report on Form 8-K, dated February 10, 2003, Commission File No. 0-692).
10.2(g)*
Bond Collateral Agreement, dated as of February 10, 2003, between NorthWestern Corporation and Credit Suisse First Boston, acting through its Cayman Islands Branch, as collateral agent (incorporated by reference to Exhibit 99.5 of NorthWestern Corporation's Current Report on Form 8-K, dated February 10, 2003, Commission File No. 0-692).
10.3(a)*
Credit and Security Agreement, dated as of March 31, 2001, between Expanets, Inc. and Avaya Inc. (and NorthWestern Corporation with respect to Section 7.3 only) (filed as Exhibit 10(d)(1) to NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 Commission File No. 0-692).
10.3(b)*
First Amendment to Credit and Security Agreement, dated as of August 1, 2001, between Expanets, Inc. and Avaya Inc. (acknowledged by NorthWestern Corporation) (filed as Exhibit 10(d)(2) to NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. Commission File No. 0-692).
10.3(c)*
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
10.3(d)**
Third Amendment to Credit and Security Agreement, dated as of March 5, 2003, between Expanets, Inc. (and several affiliates of Expanets) and Avaya Inc. (and NorthWestern Corporation with respect to Sections 1 and 6 only)
10.4(a)**	Credit and Security Agreement, dated as of August 30, 2002, between Blue Dot Services Inc. and U.S. Bank, N.A.
12.1**	Statement Regarding Computation of Earnings to Fixed Charges.
21**	Subsidiaries of NorthWestern Corporation.
23.1**	Consent of Independent Public Accountants
23.2**	Notice Regarding Consent of Arthur Andersen LLP
24**	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
99.1***	Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2***	Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Management contract or compensatory plan or arrangement.

*
Incorporated by reference.

**
Filed herewith.

***
Pursuant to Commission Release No. 33-8212, this certification will be treated as "accompanying" this Annual Report on Form 10-K and not "filed" as part of such report for purposes of

  Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

        All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and, therefore, have been omitted.

(b)  Reports on Form 8-K

        We filed a Current Report on Form 8-K with the SEC on October 8, 2002, to disclose under Item 5 of the Report that on October 2, 2002, we agreed to sell up to 11,500,000 shares of our common stock in an underwritten public offering and to file as an exhibit with the SEC the underwriting agreement pursuant to which such sale occurred.

        We filed a Current Report on Form 8-K with the SEC on October 21, 2002, to disclose under Item 5 of the Report that we had extended the period of time during which we would issue $250 million aggregate principal amount of our 7 7/8% Notes due March 15, 2007 and $470 million aggregate principal amount of our 8 3/4% Notes due March 15, 2012 which were registered under the Securities Act of 1933, as amended, in exchange for $250 million aggregate principal amount of our 7 7/8% Notes due March 15, 2007 and $470 million aggregate principal amount of our 8 3/4% Notes due March 15, 2012, respectively, which were offered and sold on March 13, 2002 in a transaction exempt from registration under the Securities Act.

        We filed a Current Report on Form 8-K with the SEC on November 7, 2002, to disclose under Item 5 of the Report a press release discussing third quarter 2002 results and a press release disclosing that Lionel W. Nowell III had resigned as a director of NorthWestern Corporation.

        We filed a Current Report on Form 8-K with the SEC on November 20, 2002, to disclose under Item 5 of the Report that we had completed the final phase of our acquisition of the Montana operations of our NorthWestern Energy LLC subsidiary by transferring substantially all of the assets and related liabilities to NorthWestern Corporation, and to cause the Asset and Stock Transfer Agreement effecting such transfer to be filed with the Securities and Exchange Commission.

        We filed a Current Report on Form 8-K with the SEC on December 13, 2002, to disclose under Item 5 of the Report that we had lowered our earnings guidance for 2002 and to disclose certain year-end charges that we took relating to our implementation of SFAS No. 142.

        We filed a Current Report on Form 8-K with the SEC on December 20, 2002, to disclose under Item 5 of the Report that we had entered into our new $390 million senior secured credit facility.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWESTERN CORPORATION
Dated: April 15, 2003	By:	/s/ GARY G. DROOK Gary G. Drook Chief Executive Officer

POWER OF ATTORNEY

        We, the undersigned directors and/or officers of NorthWestern Corporation, hereby severally constitute and appoint Gary G. Drook and Eric R. Jacobsen, and each of them with full power to act alone, our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution and revocation, for each of us and in our name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grant unto such attorneys-in-fact and agents, and each of them, the full power and authority to do each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as each of us might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their respective substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARILYN R. SEYMANN Marilyn R. Seymann	Chairman of the Board	April 15, 2003
/s/ GARY G. DROOK Gary G. Drook	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2003
Richard R. Hylland	President, Chief Operating Officer and Director	April 15, 2003
/s/ KIPP D. ORME Kipp D. Orme	Vice President and Chief Financial Officer (Principal Financial Officer)	April 15, 2003
/s/ KURT D. WHITESEL Kurt D. Whitesel	Controller and Treasurer (Principal Accounting Officer)	April 15, 2003

/s/ RANDY G. DARCY Randy G. Darcy	Director	April 15, 2003
/s/ JERRY W. JOHNSON Jerry W. Johnson	Director	April 15, 2003
/s/ LARRY F. NESS Larry F. Ness	Director	April 15, 2003
/s/ BRUCE I. SMITH Bruce I. Smith	Director	April 15, 2003

CERTIFICATION PURSUANT TO
17 CFR 240. 13a-14
PROMULGATED UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary G. Drook, certify that:

1.
I have reviewed this annual report on Form 10-K of NorthWestern Corporation;

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

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003
/s/ GARY G. DROOK Gary G. Drook Chief Executive Officer

CERTIFICATION PURSUANT TO
17 CFR 240. 13a-14
PROMULGATED UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kipp D. Orme, certify that:

1.
I have reviewed this annual report on Form 10-K of NorthWestern Corporation;

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

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003
/s/ KIPP D. ORME Kipp D. Orme Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
of NorthWestern Corporation:

        We have audited the accompanying consolidated balance sheets of NORTHWESTERN CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2002 and 2001, and the related consolidated statements of income (loss), common shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the NorthWestern Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of NorthWestern Corporation and Subsidiaries as of December 31, 2000, and for the year ended December 31, 2000, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated May 16, 2002 and included explanatory paragraphs that described the adoption of the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective July 1, 2000 and the revision of the consolidated financial statements to reflect the interest in CornerStone Propane Partners, L.P. as a discontinued operation.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NorthWestern Corporation and Subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 4 to the consolidated financial statements, NorthWestern Corporation and Subsidiaries changed its method of accounting for goodwill and other intangible assets in 2002.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
April 4, 2003

        [In accordance with the Securities and Exchange Commission's amendment of Rule 2-02 of Regulation S-X, the following report is a copy of a report previously issued by Arthur Andersen LLP, our former independent public accountants, who have ceased operations.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors
of NorthWestern Corporation:

        We have audited the accompanying consolidated balance sheets of NORTHWESTERN CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        As discussed in Note 6, the consolidated financial statements have been revised to reflect the Company's interest in CornerStone Propane Partners, LP as a discontinued operation.

/s/ ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
May 16, 2002

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	YEAR ENDED DECEMBER 31
	2002	2001	2000
	(in thousands except per share amounts)
OPERATING REVENUES	$1,991,509	$1,723,978	$1,709,474
COST OF SALES	1,095,409	1,069,356	1,100,484

GROSS MARGIN	896,100	654,622	608,990
OPERATING EXPENSES
Selling, general and administrative	771,626	642,379	536,437
Goodwill and other impairment charges	626,123	—	—
Depreciation	98,567	41,036	32,762
Amortization of goodwill and other intangibles	29,418	43,161	35,481
Restructuring charge	—	24,916	—

TOTAL OPERATING EXPENSES	1,525,734	751,492	604,680
INCOME (LOSS) FROM CONTINUING OPERATIONS	(629,634)	(96,870)	4,310
Interest Expense	(129,536)	(49,248)	(37,982)
Investment Income and Other	(5,382)	8,023	8,981

Loss From Continuing Operations Before Income Taxes and Minority Interests	(764,552)	(138,095)	(24,691)
Benefit for Income Taxes	798	42,470	6,467

Loss From Continuing Operations Before Minority Interests	(763,754)	(95,625)	(18,224)
Minority Interests in Net Loss of Consolidated Subsidiaries	14,914	141,448	67,820

Income (Loss) From Continuing Operations	(748,840)	45,823	49,596
Discontinued Operations, Net of Taxes and Minority Interests	(101,655)	(1,291)	(43)

Net Income (Loss) before Extraordinary Item	(850,495)	44,532	49,553
Extraordinary Item, Net of Tax of $7,241	(13,447)	—	—

Net Income (Loss)	(863,942)	44,532	49,553
Minority Interests on Preferred Securities of Subsidiary Trusts	(28,610)	(6,827)	(6,601)
Dividends and Redemption Premium on Preferred Stock	(391)	(191)	(191)

Earnings (Losses) on Common Stock	$(892,943)	$37,514	$42,761

Average Common Shares Outstanding	29,726	24,390	23,141

Basic Earnings per Average Common Share:
Continuing operations	$(26.17)	$1.59	$1.85
Discontinued operations	(3.42)	(.05)	—
Extraordinary Item	(0.45)	—	—

Basic	$(30.04)	$1.54	$1.85

Diluted Earnings per Average Common Share:
Continuing operations	$(26.17)	$1.58	$1.83
Discontinued operations	(3.42)	(.05)	—
Extraordinary Item	(0.45)	—	—

Diluted	$(30.04)	$1.53	$1.83

Dividends Declared per Average Common Share	$1.27	$1.21	$1.13

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31
	2002	2001	2000
	(in thousands)
Operating Activities:
Net Income (Loss)	$(863,942)	$44,532	$49,553
Items not affecting cash:
Depreciation	98,567	41,036	32,762
Amortization	29,418	43,161	35,481
Impairment charges	626,123	—	—
Provision for uncollectible accounts	44,764	13,972	6,844
Loss on discontinued operations, net of taxes	101,655	—	—
Extraordinary item, net of taxes	13,447	—	—
Deferred income taxes	35,643	(33,661)	1,877
Minority interests in net losses of consolidated subsidiaries	(14,914)	(141,448)	(67,821)
Loss on disposal of other assets	17,783	—	—
Changes in current assets and liabilities, net of acquisitions:
Restricted cash	4,288	(2,369)	—
Accounts receivable	41,991	6,353	(149,172)
Inventories	5,931	(15,989)	(15,293)
Other current assets	35,819	(19,046)	(7,294)
Accounts payable	(50,694)	50,965	138,247
Accrued expenses	18,349	63,535	96,813
Changes in regulatory assets and liabilities	(80,629)	(369)	—
Other, net	30,600	197	(17,269)

Cash flows provided by continuing operations	94,199	50,869	104,728
Change in net assets of discontinued operations	(60,156)	32,318	(69,994)

Cash flows provided by operating activities	34,043	83,187	34,734

Investment Activities:
Property, plant, and equipment additions	(115,939)	(163,857)	(61,444)
Proceeds from sale of assets	33,760	—	—
Sale (purchase) of noncurrent investments and assets, net	2,199	(433)	2,873
Acquisitions, net of cash received	(574,322)	(18,767)	(105,280)

Cash flows used in investing activities	(654,302)	(183,057)	(163,851)

Financing Activities:
Dividends on common and preferred stock	(38,081)	(29,956)	(26,312)
Minority interest on preferred securities of subsidiary trusts	(28,610)	(6,827)	(6,601)
Redemption of preferred stock	(4,028)	—	—
Proceeds from issuance of common stock	81,031	74,868	—
Proceeds from exercise of warrants	—	—	182
Issuance of long term debt	738,149	2,884	166,002
Repayment of long-term debt	(313,536)	(23,766)	(11,816)
Line of credit borrowings, net	123,000	16,931	53,300
Repayment of discontinued operations debt	(26,059)	—	—
Treasury stock activity	121	—	—
Financing costs	(25,813)	—	—
Issuance of preferred securities of subsidiary trusts	117,750	96,833	—
Subsidiary repurchase of minority interests	(4,586)	(57,768)	(20,773)
Line of credit (repayments) borrowings of subsidiaries, net	(13,197)	(35,528)	21,670
Short-term borrowings of subsidiaries, net	—	53,603	(14,700)
Commercial paper repayments, net	—	—	(11,000)
Proceeds from termination of hedge	24,898	—	—

Cash flows provided by financing activities	631,039	91,274	149,952

Increase (Decrease) in Cash and Cash Equivalents	10,780	(8,596)	20,835
Cash and Cash Equivalents, beginning of period	34,789	43,385	22,550

Cash and Cash Equivalents, end of period	$45,569	$34,789	$43,385

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$45,569	$34,789
Restricted cash	28,081	2,369
Accounts receivable, net	281,447	260,486
Inventories	86,650	79,719
Regulatory assets	15,430	—
Other	56,516	69,486
Assets held for sale	42,665	50,800
Current assets of discontinued operations	—	181,697

Total current assets	556,358	679,346
Property, Plant, and Equipment, Net	1,253,746	445,441
Goodwill	400,095	405,734
Other Intangible Assets, Net	118,144	234,856
Other:
Investments	85,236	71,419
Regulatory assets	201,075	8,447
Deferred tax asset	—	17,374
Other assets	58,271	83,871
Noncurrent assets of discontinued operations	—	695,197

Total assets	$2,672,925	$2,641,685

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$57,878	$356,445
Accounts payable	101,779	122,266
Accrued expenses	345,602	216,345
Regulatory liabilities	32,236	—
Current liabilities of discontinued operations	—	230,070

Total current liabilities	537,495	925,126
Long-term Debt	1,704,016	411,349
Deferred Income Taxes	173	—
Noncurrent Regulatory Liabilities	23,614	6,950
Other Noncurrent Liabilities	483,113	75,040
Noncurrent Liabilities and Minority Interests of Discontinued Operations	—	605,325

Total liabilities	2,748,411	2,023,790
Commitments and Contingencies
Minority Interests	10,340	30,067
Preferred Stock and Preferred Securities:
Preferred stock—4 1/2 series	—	2,600
Redeemable preferred stock—6 1/2 series	—	1,150
Company obligated mandatorily redeemable preferred securities of subsidiary trusts	370,250	187,500

Total preferred stock and preferred securities	370,250	191,250
Common Shareholders' Equity (Deficit):
Common stock, par value $1.75; authorized 50,000,000 shares; issued and outstanding 37,396,762 and 27,396,762	65,444	47,942
Paid-in capital	304,781	240,797
Treasury stock, 174,016 and 155,943 shares at cost	(3,560)	(3,681)
Retained earnings (deficit)	(818,604)	112,307
Accumulated other comprehensive income (loss)	(4,137)	(787)

Total shareholders' equity (deficit)	(456,076)	396,578

Total liabilities and shareholders' equity (deficit)	$2,672,925	$2,641,685

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY (DEFICIT)

	Number of Common Shares	Number of Treasury Shares	Common Stock	Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)
	(in thousands)
Balance at December 31, 1999	23,109	—	$40,438	$160,028	—	$94,715	$5,190	$300,371

Comprehensive Income:
Net income	—	—	—	—	—	49,553	—	49,553
Other comprehensive income (loss), net of tax:
Unrealized loss on marketable securities net of reclassification adjustment	—	—	—	—	—	—	(3,896)	(3,896)
Issuances of common stock	292	—	512	5,740	—	—	—	6,252
Proceeds from exercise of warrants	10	—	18	164	—	—	—	182
Distributions on minority interests in preferred securities of subsidiary trusts	—	—	—	—	—	(6,601)	—	(6,601)
Dividends on preferred stock	—	—	—	—	—	(191)	—	(191)
Dividends on common stock	—	—	—	—	—	(26,121)	—	(26,121)

Balance at December 31, 2000	23,411	—	$40,968	$165,932	—	$111,355	$1,294	$319,549

Comprehensive Income:
Net income	—	—	—	—	—	44,532	—	44,532
Other comprehensive income (loss), net of tax:
Unrealized loss on marketable securities net of reclassification adjustment	—	—	—	—	—	—	(2,081)	(2,081)
Issuances of common stock	3,714	—	6,498	68,370	—	—	—	74,868
Cashless exercise of warrants	272	—	476	6,321	—	(6,797)	—
Amortization of unearned restricted stock compensation	—	—	—	174	—	—	—	174
Treasury stock activity	—	156	—	—	(3,681)	—	—	(3,681)
Distributions on minority interests in preferred securities of subsidiary trusts	—	—	—	—	—	(6,827)	—	(6,827)
Dividends on preferred stock	—	—	—	—	—	(191)	—	(191)
Dividends on common stock	—	—	—	—	—	(29,765)	—	(29,765)

Balance at December 31, 2001	27,397	156	$47,942	$240,797	$(3,681)	$112,307	$(787)	$396,578

Comprehensive Income:
Net loss	—	—	—	—	—	(863,942)	—	(863,942)
Other comprehensive income (loss), net of tax:
Unrealized gain on marketable securities net of reclassification adjustment	—	—	—	—	—	—	1,139	1,139
Foreign currency translation adjustments	—	—	—	—	—	—	5	5
Gain on hedge termination	—	—	—	—	—	—	5,072	5,072
Amortization of hedge gain	—	—	—	—	—	—	(807)	(807)
Minimum pension liability	—	—	—	—	—	—	(8,759)	(8,759)
Issuances of common stock	10,000	—	17,502	63,529	—	—	—	81,031
Amortization of unearned restricted stock compensation	—	—	—	455	—	—	—	455
Treasury stock activity	—	18	—	—	121	—	—	121
Distributions on minority interests in preferred securities of subsidiary trusts	—	—	—	—	—	(28,610)	—	(28,610)
Dividends on preferred stock	—	—	—	—	—	(112)	—	(112)
Redemption premium on preferred stock	—	—	—	—	—	(278)	—	(278)
Dividends on common stock	—	—	—	—	—	(37,969)	—	(37,969)

Balance at December 31, 2002	37,397	174	$65,444	$304,781	$(3,560)	$(818,604)	$(4,137)	$(456,076)

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations and Recent Developments

        NorthWestern Corporation (the "Company" or "we") is one of the largest providers of electricity and natural gas in the Upper Midwest and Northwest, serving more than 598,000 customers in Montana, South Dakota and Nebraska. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 through our energy division, NorthWestern Energy, formerly NorthWestern Public Service. On February 15, 2002, we completed the acquisition of the electric and natural gas transmission and distribution business of The Montana Power Company, or Montana Power. As a result of the acquisition, from February 15, 2002 through November 15, 2002, we distributed electricity and natural gas in Montana through our wholly owned subsidiary, NorthWestern Energy LLC. Effective November 15, 2002, we transferred the energy and natural gas transmission and distribution operations of NorthWestern Energy LLC to NorthWestern Corporation and since that date, we have operated its business as part of our NorthWestern Energy division. We are operating our utility business under the common name "NorthWestern Energy" in all our service territories. The former NorthWestern Energy LLC has been renamed "Clark Fork and Blackfoot, L.L.C."

        We also have made significant investments in three primary non-energy businesses, Expanets, Inc., or Expanets, a leading provider of networked communications and data services and solutions to small to mid-sized businesses nationwide, and Blue Dot Services Inc., or Blue Dot, a nationwide provider of air conditioning, heating, plumbing and related services. Through November 1, 2002, we held an economic equity interest in a subsidiary that serves as the managing general partner of CornerStone Propane Partners, L.P., or CornerStone, a publicly traded limited partnership that is a retail propane and wholesale energy related commodities distributor.

        At December 31, 2002, we have a common shareholder's deficit of $456.1 million and approximately $2.1 billion in debt and trust preferred instruments outstanding. During 2002, our communications and HVAC business segments reported operating losses of $392 million and $311 million, respectively, which has severely and adversely impacted our financial performance and financial condition.

        For our utility only operations, which excludes Blue Dot, Expanets, and all other unregulated entities, and absent proceeds from the sale of non-core assets, we estimate the following for the years 2003 and 2004 ($ are approximate and in millions):

	2003	2004
Cash flows from operating activities(1)	$30	$80
Cash flows used in investing activities(2)	(60)	(60)
Cash flows provided (used) in financing activities(3)	32	(39)

Increase (decrease) in cash and cash equivalents	$2	$(19)

(1)
The 2003 amount includes a net decrease in working capital of approximately $45 million and interest payments of approximately $140 million. The 2004 amount includes a net decrease in working capital of approximately $15 million and interest payments of approximately $140 million.

(2)
These amounts are comprised of capital expenditures.

(3)
The 2003 amount represents the net total of our currently anticipated financing activities for 2003 and is comprised of the following:

Net proceeds—Senior secured term loan	$366
Repayment of outstanding debt and retirement of letters-of-credit with proceeds from senior secured loan	(280)
Trust preferred dividend payments	(30)
Other debt payments	(24)

Cash flows provided by financing activities	$32

  We have the right to defer payment of our trust preferred dividend payments for up to 20 consecutive quarters. The 2004 amount includes trust preferred dividend payments of approximately $30 million, and other debt payments of approximately $9 million.

        Based on our current plans and business conditions, we expect that our available cash, cash equivalents and investments, together with amounts generated from operations, will be sufficient to meet our cash requirements for at least the next twelve months. However, due to a decrease in cash and cash equivalents during 2004, we believe that we may need additional funding sources or proceeds from the sale of non-core assets, by the end of 2004 or early in 2005. Commencing in 2005, we face substantial debt reduction payments. Absent the receipt of significant proceeds from the sale of non-core assets, the raising of additional capital or a restructuring of our debt, we will not have the ability to reduce our debt or meet our maturing debt obligations. Even if we are successful in selling some or all of our non-core assets, we will have to restructure our debt or seek new capital prior to 2005.

        Consistent with our turnaround plan to increase liquidity and reduce debt, the Board of Directors decided to terminate the historical practice of paying an annual cash dividend on our common stock. We do not anticipate paying any cash dividends for the foreseeable future. In addition, we are currently prohibited from paying dividends on our common stock under Delaware law. Our senior credit facility also prohibits the payment of dividends during any period of default under the agreement. We are not currently in default under our senior credit facility. To the extent that payment of a cash dividend on our common stock becomes permissible under Delaware law, we would only be able to pay a cash dividend on our common stock to the extent that all required distributions on our mandatorily redeemable preferred securities of trusts had been made.

        We are taking steps to improve the financial position of the Company, including a focus on our core electric and natural gas utility business and a commitment to reduction of our debt. We have suspended the declaration and payment of common stock dividends, which represented approximately $38 million in distributions in 2002. Future dividend obligations will be evaluated on an ongoing basis as part of our commitment to restoring long-term financial strength. We have decided to sell certain of our non-core assets, including our Montana First Megawatts project and the Colstrip Transmission line, and we are reviewing strategic options for Expanets and Blue Dot, including the sale or disposition of each of these businesses or their assets. We will not make any additional significant investments in, or commitments to, Expanets and Blue Dot while we examine strategic alternatives for the two businesses. In addition, the Montana Public Service Commission (MPSC) has restricted our ability to make additional investments or commitments to our non-regulated businesses to $10 million in the aggregate unless we obtain prior approval. We intend to use any proceeds from sales of non-core assets and surplus cash, if any, from operations to pay down debt. We will continue to focus efforts on improving the operating performance of Expanets and Blue Dot, including the sale or closure of certain non-core Blue Dot locations.

        In February 2003, we closed and received funds from a $390.0 million senior credit term loan. The net proceeds of $366.0 million, after payment of financing costs and fees, were used to repay $259.6 million outstanding under the existing $280.0 million bank credit facility. The remaining proceeds of the term loan will be utilized to provide working capital and for other general corporate purposes. In addition, our new $390.0 million credit facility does not include any adverse rating triggers, and its covenants are linked to the performance of our core utility operations and generally excludes all of our non-energy businesses.

2.    Significant Accounting Policies

Basis of Consolidation

        The accompanying consolidated financial statements include our accounts together with those of our wholly and majority-owned or controlled subsidiaries. The financial statements of Expanets, Blue Dot and CornerStone (CornerStone is only through November 1, 2002) are included in the accompanying consolidated financial statements by virtue of the voting and control rights, and therefore included in referencing to "subsidiaries". All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. The operations of CornerStone and our interest in CornerStone have been reflected in the consolidated financial statements as Discontinued Operations (see Note 6 for further discussion).

Minority Interests in Consolidated Subsidiaries

        Substantially all acquisitions at Expanets and Blue Dot have involved the issuance of common and preferred stock in those subsidiaries to the sellers of the acquired businesses. Our investments in Expanets and Blue Dot are principally in the form of senior preferred stock with voting control and a liquidation preference over the common stock. We are required to consolidate the financial results of Expanets and Blue Dot because of our voting control. The common and preferred stock issued to third parties in connection with acquisitions creates minority interests which are junior to our preferred stock interests and against which operating losses have been allocated.

        In connection with certain acquisitions of Expanets and Blue Dot, the sellers can elect to exchange the stock of Expanets or Blue Dot for cash at a predetermined exchange rate. Alternatively, Blue Dot, in certain circumstances, may, at its election, purchase the stock directly from the seller based on certain call or put arrangement using their choice of cash or, in certain cases, NorthWestern common stock. During 2002, Blue Dot paid $18.7 million in cash and accrued an additional $6.0 million for the purchase of Blue Dot stock issued in prior acquisitions. During 2001, Expanets paid $20.3 million in cash for the purchase of Expanets stock issued in prior acquisitions and Blue Dot paid $37.5 million in cash for Blue Dot stock issued in prior acquisitions. As of December 31, 2002, exchange agreements totaling $6.0 million for Expanets and $3.9 million for Blue Dot remained outstanding and are included in Minority Interests.

        At December 31, 2002, Expanets had 120 offices located across the United States. Our investment in Expanets at December 31, 2002, consisted of $363.6 million of 12% coupon convertible and nonconvertible mandatorily redeemable Preferred Stock and $0.5 million of convertible Class B Common Stock. In addition, as of December 31, 2002 we had outstanding intercompany advances and loans to Expanets of $205.7 million. As of December 31, 2002, our Class B Common Stock of Expanets was convertible into 40% of the originally issued Class A Common Stock equivalents of Expanets, which comprise all of the shares of Class A Common Stock ever issued, plus the shares of Class A Common Stock issuable upon the conversion of the other Common Stock of Expanets and the Preferred Stock of Expanets held by Avaya (see Note 22, "Subsequent Events", which describes our settlement discussions with Avaya that resulted in Avaya's relinquishment of its Preferred Stock). In addition, two of the series of our Preferred Stock of Expanets are convertible into shares of Class A Common Stock from time to time at our option and are redeemable at our option prior to an initial public offering or sale of Expanets and two other of the series of our Preferred Stock of Expanets are mandatorily redeemable upon an initial public offering or sale of Expanets. All of the other outstanding Preferred and Common Stock of Expanets held by third parties will be automatically converted into shares of Class A Common Stock upon an initial public offering or sale of Expanets. The aggregate percentage of Class A Common Stock of Expanets into which our holdings of Common and Preferred Stock is convertible is approximately 50% of the Class A Common Stock of Expanets on a fully-diluted basis, assuming the conversion of all other outstanding convertible securities of Expanets, other than employee options, based on the originally issued value of the Class A Common Stock of Expanets. We controlled approximately 99% of the total voting power of Expanets' issued and outstanding capital stock as of December 31, 2002. At December 31, 2002, the net recorded book value of our aggregate investment in and advances to Expanets was $89.7 million after recognition of historical net losses.

        At December 31, 2002, Blue Dot provided services from over 50 subsidiary entities that provide services from locations that are primarily situated in or near major metropolitan areas across the United States. Our investment in Blue Dot at December 31, 2002, consisted of $384.3 million of 11% coupon Preferred Stock and $0.5 million of convertible Class B Common Stock. As of December 31, 2002, our Class B Common Stock of Blue Dot was convertible into approximately 40% of the originally issued Class A Common Stock equivalents of Blue Dot, which comprise all of the shares of Class A Common Stock ever issued, excluding any shares of Class A Common Stock issued or issuable upon the conversion of the Class B Common Stock, Class C Common Stock or Series A Preferred Stock of Blue Dot. The series of our Preferred Stock of Blue Dot is mandatorily redeemable upon an initial public offering of Blue Dot. The other outstanding series of Preferred Stock of Blue Dot held by third parties will be automatically converted into shares of Class A Common Stock upon an initial public offering of Blue Dot and Blue Dot has entered into agreements with the holders of the other outstanding class of Common Stock of Blue Dot for the conversion of such Common Stock into Class A Common Stock upon an initial public offering. The aggregate percentage of Class A Common Stock of Blue Dot into which our holdings of Blue Dot Common Stock is convertible is approximately 34% of the Class A Common Stock of Blue Dot on a fully-diluted basis assuming the conversion of all other outstanding convertible securities of Blue Dot, based on the originally issued value of the Class A Common Stock of Blue Dot. However, this percentage will vary substantially based upon the initial public offering price of the Class A Common Stock and in the event the initial public offering price is substantially below the $7.50 original issued value of the Class A Common Stock, this percentage would be substantially lower. We controlled approximately 96% of the total voting power of Blue Dot's issued and outstanding capital stock as of December 31, 2002. At December 31, 2002, the net recorded book value of our aggregate investments in and advances to Blue Dot was $12.6 million after recognition of historical net losses.

        The income or loss allocable to minority interests will vary depending on the underlying profitability of the consolidated subsidiaries. Losses allocable to minority interests, which include the effect of dividends on the outstanding preferred stock that we owned and applicable allocations from us, are charged to minority interests. Corporate allocations relate to certain services we provide to our subsidiaries for management services, including insurance, administrative support for employee benefits, transaction structuring, financial analysis, tax services and information technology. Corporate allocations to Blue Dot were $2.1 million, $3.0 million and $2.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Corporate allocations to Expanets were $4.2 million, $8.0 million and $4.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decreases reflect decreased services provided by NorthWestern, which are now performed and directly expensed by each entity. Losses are allocated to minority interests to the extent they do not exceed the minority interest in the equity capital of the subsidiary, after giving effect for any exchange agreements. Losses in excess of the minority interests are allocated to us.

        Losses allocated to Minority Interests were $14.9 million, $141.4 million, and $67.8 million for the fiscal years ended December 31, 2002, 2001, and 2000, respectively. Minority Interests balances were $10.3 million and $30.1 million at December 31, 2002 and 2001, respectively. We will recognize future losses of the subsidiaries to the extent these losses exceed the Minority Interest balance after the effect of exchange agreements. Accordingly, based on the capital structures of Expanets and Blue Dot at December 31, 2002, all future losses at Expanets and Blue Dot will be allocated to us.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America required the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for such items as long-lived asset values and impairment charges, long-lived asset useful lives, tax provisions, uncollectible accounts, billing adjustments, environmental costs, unbilled revenues and actuarially determined benefit costs. We revise the recorded estimates when we get better information or when we can determine actual amounts. Those revisions can affect operating results. Each year we also review the depreciable lives of certain plant assets and revise them if appropriate.

        Significant estimates impacting our current year financial statements include:

  •
  Estimating the billing adjustments and allowance for uncollectible accounts at Expanets;

  •
  Estimating impairment charges related to goodwill and long-lived assets;

  •
  And estimating our deferred tax asset valuation allowance.

Revenue Recognition

        For our South Dakota and Nebraska operations, as prescribed by the respective regulatory authorities, electric and natural gas utility revenues are based on billings rendered to customers. For our Montana operations, as prescribed by the MPSC, operating revenues are recorded monthly on the basis of consumption or services rendered. Customers are billed monthly on a cycle basis. Communications and HVAC revenue is recognized as services are performed and products are shipped with the exception of maintenance, construction, and installation contracts. Maintenance contract revenues are recognized over the life of the respective contracts.

        Construction and installation contract revenues are generally recognized on the percentage-of-completion method, under which the amount of contract revenue recognizable at any given time during a contract is determined by multiplying the total estimated contract costs incurred at any given time to total estimated contract costs. Accordingly, contract revenues recognized in the statement of operations can and usually do differ from the amounts that can be billed or invoiced to the customer at any given point during the contract. Expanets uses the completed contract method of accounting for certain material and installation contracts due to an inability to adequately estimate gross margins for those contracts which is consistent with historical experience.

        Changes in contract performance, conditions, estimated profitability, and final contract settlements may result in revisions to estimated costs and, therefore, revenues. Such revisions are frequently based on estimates and subjective assessments. The effects of theses revisions are recognized in the period in which the revisions are determined. When such revisions lead to a conclusion that a loss will be recognized on the contract, the full amount of the estimated ultimate loss is recognized in the period such conclusion is reached, regardless of what stage of completion the contract has reached. Depending on the size of a particular contract, variations from estimated project costs could have significant impact on operating results. Costs in excess of billings at Expanets were $12.8 million and $19.4 million at December 31, 2002 and 2001, respectively. Billings in excess of costs at Expanets were $2.4 million and $3.0 million at December 31, 2002 and 2001, respectively. Costs in excess of billings at Blue Dot were $6.8 million and $4.0 million at December 31, 2002 and 2001, respectively. Billings in excess of costs at Blue Dot were $4.1 million and $1.5 million at December 31, 2002 and 2001, respectively.

Cash Equivalents

        We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

        Restricted cash consists primarily of funds held in trust accounts to satisfy the requirements of certain stipulation agreements and insurance reserve requirements.

Accounts Receivable, Net

        Accounts receivable are net of $15.3 million and $11.4 million of allowances for uncollectible accounts at December 31, 2002 and 2001. Receivables include accrued unbilled revenues of $30.5 million at December 31, 2002 related to our Montana operations.

Inventories

        Natural gas inventories for the regulated energy business are stated at the lower of cost or market, using the first-in, first-out ("FIFO") method. Materials and supplies for the regulated energy business are stated at the lower of cost or market, with cost determined using the average cost method. Inventories for Expanets consist of voice and data equipment, parts and supplies held for use in the ordinary course of business and are stated at the lower of cost (weighted average) or market. Inventories for Blue Dot consist of air conditioning units and parts and supplies held for use in the ordinary course of business and are stated at the lower of cost or market using the FIFO method. Inventory by segment at December 31 is as follows (in thousands):

	2002	2001
Expanets	$46,803	$39,085
Blue Dot	13,940	15,791
Utility	25,907	24,843

	$86,650	$79,719

Regulatory Assets and Liabilities

        Our regulated operations are subject to the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulations (SFAS No. 71). Regulatory assets represent probable future revenue associated with certain costs, which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process.

        If all or a separable portion of our operations becomes no longer subject to the provisions of SFAS No. 71, an evaluation of future recovery of the related regulatory assets and liabilities would be necessary. In addition, we would determine any impairment to the carrying costs of deregulated plant and inventory assets.

Investments

        Investments consist primarily of fixed income municipal securities, corporate preferred stock and life insurance contracts. In addition, we have investments in various money market accounts and other items. Fixed income securities and preferred stocks are carried at market value, which approximates cost at December 31, 2002 and 2001. Life insurance contracts are carried at their cash surrender value. Approximately $30 million and $27.8 million of our fixed income securities and preferred stock investments are restricted as collateral for letters of credit as of December 31, 2002 and 2001, respectively. Investments in life insurance contracts of $22.2 million are held in trust and restricted for postretirement benefits.

        Investments consisted of the following at December 31 (in thousands):

December 31, 2002
Preferred stocks	$19,692
Fixed Income securities	27,548
Life insurance contracts & other investments	37,996

$85,236

December 31, 2001
Preferred stocks	$31,460
Fixed Income securities	28,855
Life insurance contracts & other investments	11,104

$71,419

We use the specific identification method for determining the cost basis of our investments in available-for-sale securities. Realized gains and (losses) on our available-for-sale securities were $(7.5) million, $2.3 million and $3.2 million in 2002, 2001 and 2000, respectively.

Derivative Financial Instruments

        We manage risk using derivative financial instruments for changes in electric and natural gas supply prices and interest rate fluctuations.

        We periodically use commodity futures contracts to reduce the risk of future price fluctuations for electric and natural gas contracts. Increases or decreases in contract values are reported as gains and losses in our Consolidated Statements of Income unless the commodities are specifically subject to supply tracking mechanisms within the regulatory environment.

        The fair value of fixed-price commodity contracts were estimated based on market prices of commodities covered by the contracts. The net differential between the prices in each contract and market prices for future periods has been applied to the volumes stipulated in each contract to arrive at an estimated future value. Two contracts at December 31, 2002 existed with estimated future benefits of $0.2 million.

        On March 28, 2002, we entered into two fair value hedge agreements, each of $125.0 million, to effectively swap the fixed interest rate on our $250 million five-year original notes to floating interest rates at the three-month LIBOR plus spreads of 2.32% and 2.52% effective as of April 3, 2002. These fair value hedge agreements were settled on September 17, 2002 resulting in $17.0 million proceeds and a deferred gain to the Company. The deferred gain is recorded in Other Noncurrent Liabilities and is being recognized as a reduction of interest expense over the remaining life of the notes.

        On March 8, 2002, we settled a cash flow hedge agreement related to an interest rate swap instrument. The settlement resulted in $7.9 million, and a deferred gain to the Company. The deferred gain is recorded in Other Comprehensive Income and is being recognized as a reduction of interest expense over the remaining life of the same notes discussed above.

        We are exposed to credit loss in the event of nonperformance by counter parties. Credit risk is minimized on these transactions by only dealing with leading, credit-worthy financial institutions having long-term credit ratings of "A" or better and, therefore, we do not anticipate nonperformance. In addition, the contracts are distributed among several financial institutions, thus minimizing credit risk concentration.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the various classes of property, ranging from 3 to 40 years. We include in property, plant and equipment external and incremental internal costs associated with computer software developed for use in the businesses. Capitalization begins when the preliminary design stage of the project is completed. These costs are amortized on a straight-line basis over the project's estimated useful life once the installed software is ready for its intended use. During 2002, 2001 and 2000, we capitalized costs for internally developed software of $3.1 million, $60.7 million and $1.8 million. Internal labor and overhead costs capitalized for other property, plant and equipment were $37.6 million, $16.2 million and $8.3 million which are all in the regulated utility segment.

        Depreciation rates include a provision for our share of the estimated costs to decommission three coal-fired generating plants at the end of the useful life of each plant. The annual provision for such costs is included in depreciation expense, while the accumulated provisions are included in other noncurrent liabilities. (See "New Accounting Standards" in this Note 2 regarding our asset retirement obligation and amounts collected in the rate-making process for costs of removal of regulated utility property.

        All expenditures for maintenance and repairs of utility property, plant and equipment are charged to the appropriate maintenance expense accounts. A betterment or replacement of a unit of property is accounted for as an addition and retirement of utility plant. At the time of such a retirement, the accumulated provision for depreciation is charged with the original cost of the property retired and also for the net cost of removal.

        When property for the communications or HVAC interests are retired or otherwise disposed, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is reflected in operations. Property, plant and equipment at December 31 consisted of the following (in thousands):

	2002	2001
Land and improvements	$33,403	$3,159
Building and improvements	114,582	57,709
Storage, distribution, transmission and generation	1,665,400	381,910
Construction work in process	23,100	19,225
Other equipment	270,450	249,457

	2,106,935	711,460
Less accumulated depreciation	(853,189)	(266,019)

	$1,253,746	$445,441

        We capitalize the cost of plant additions and replacements, including an allowance for funds used during construction (AFUDC) of utility plant. We determine the rate used to compute AFUDC in accordance with a formula established by the Federal Energy Regulatory Commission, or FERC. This rate averaged 8.7% for Montana and 6.6%, 6.9% and 6.6% for South Dakota for 2002, 2001 and 2000, respectively. Interest capitalized totaled $0.7 million in 2002 for Montana and South Dakota combined. Interest capitalized was not significant in 2001 and 2000.

        We record provisions for depreciation at amounts substantially equivalent to calculations made on a straight-line method by applying various rates based on useful lives of properties determined from engineering studies. As a percentage of the depreciable utility plant at the beginning of the year, our provision for depreciation of utility plant was approximately 3.4%, 3.3% and 3.3% for 2002, 2001 and 2000 respectively.

        As a result of the significant downturn in the communications technology industry and considerable declines in profitability from our Communications and HVAC segments, we reviewed the recoverability of long-lived assets. We applied the provisions of SFAS No. 144 to the property, plant and equipment of our Communications and HVAC segments and determined the carrying value of certain assets to be impaired. Accordingly, Expanets and Blue Dot recorded impairment charges of $69.6 million and $11.3 million, respectively, based on the fair value of those assets in the fourth quarter of 2002.

        We also recorded a $35.7 million charge related to our construction of a 260-megawatt natural gas-fired generation project located in Great Falls, MT. Based on certain events occurring during the fourth quarter of 2002, we decided to divest of this project and the assets have been written down to expected salvage value. The remaining assets of this project have been classified as Assets Held For Sale on the Consolidated Balance Sheets. The remaining investment in this project was $42.7 million at December 31, 2002.

Other Noncurrent Liabilities

        Other noncurrent liabilities as of December 31 consisted of the following (in thousands):

	2002	2001
Pension and other postretirement benefit liability	$196,521	$—
Future QF obligation, net	143,515	—
Environmental liability	36,505	3,214
Deferred revenue	22,866	—
Customer advances	21,996	—
Other	61,710	71,826

	$483,113	$75,040

Stock-based Compensation

        At December 31, 2002 we have a nonqualified stock option plan, as described more fully in Note 17. We apply the intrinsic value based method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock option plan. No compensation cost is recognized as the option exercise price is equal to the market price of the underlying stock on the date of grant. Our pro forma net income and earnings per share would have been as indicated below had the fair value of option grants been charged to compensation expense in accordance with SFAS No. 123 (in thousands except per share amounts):

	2002	2001	2000
Earnings (losses) on common stock
As reported	$(892,943)	$37,514	$42,761
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(409)	(633)	(396)
Pro forma	(893,352)	36,881	42,365
Diluted earnings per share
As reported	$(30.04)	$1.53	$1.83
Pro forma	(30.05)	1.51	1.82

Insurance Subsidiary

        Risk Partners, Inc. is a wholly owned non-United States insurance subsidiary established in 2001 to insure worker's compensation, general liability and automobile liability risks. At December 31, 2002, Expanets and Blue Dot were insured through Risk Partners, Inc. In addition, NorthWestern Energy was insured through Risk Partners, Inc. for automobile liability risks at December 31, 2002. Reserve requirements are established based on actuarial projections of ultimate losses. Any losses estimated to be paid within one year from the balance sheet date are classified as accrued expenses, while losses expected to be payable in later periods are included in other long-term liabilities. Risk Partners, Inc. has purchased reinsurance policies through a third-party reinsurance company to transfer a portion of the insurance risk. Restricted cash related to this subsidiary was $10 million at December 31, 2002.

Income Taxes

        Deferred income taxes relate primarily to the difference between book and tax methods of depreciating property, amortizing tax deductible goodwill, the difference in the recognition of revenues and expenses for book and tax purposes, certain natural gas costs, which are deferred for book purposes but expensed currently for tax purposes, and net operating loss carryforwards.

Environmental Costs

        We record environmental costs when it is probable we are liable for the costs and we can reasonably estimate the liability. We may defer costs as a regulatory asset based on our expectation that we will recover these costs from customers in future rates. Otherwise, we expense the costs. If an environmental expense is related to facilities we currently use, such as pollution-control equipment, we capitalize and depreciate the costs over the life of the plant, assuming the costs are recoverable in future rates or future cash flow.

        We record estimated remediation costs, excluding inflationary increases and probable reductions for insurance coverage and rate recovery. The estimates are based on our experience, our assessment of the current situation and the technology currently available for use in the remediation. We regularly adjust the recorded costs as we revise estimates and as remediation proceeds. If we are one of several designated responsible parties, we estimate and record only our share of the cost. We treat any future costs of restoring sites where operation may extend indefinitely as a capitalized cost of plant retirement.

The depreciation expense levels we can recover in rates include a provision for these estimated removal costs.

Accounting for Business Combinations

        In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for us in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. For additional discussion on intangible assets and the adoption of SFAS No. 142, see Note 4.

New Accounting Standards

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, which was effective January 1, 2003. The statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets. The statement requires the present value of future retirement costs for which the Company has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over the asset life.

        We have completed an assessment of the specific applicability and implications of SFAS No. 143. We have identified, but have not recognized, asset retirement obligation, or ARO, liabilities related to our electric and natural gas transmission and distribution assets. Many of these assets are installed on easements over property not owned by the Company. The easements are generally perpetual and only require retirement action upon abandonment or cessation of use of the property for the specified purpose. The ARO liability is not estimable for such easements as we intend to utilize these properties indefinitely. In the event we decide to abandon or cease the use of a particular easement, an ARO liability would be recorded at that time.

        Our regulated utility operations have, however, previously recognized removal costs of transmission and distribution assets as a component of depreciation in accordance with regulatory treatment. To the extent these amounts do not represent SFAS No. 143 legal retirement obligations, they are to be disclosed as regulatory liabilities upon adoption of the statement. As of December 31, 2002, we have estimated accrued removal costs related to our Montana transmission and distribution operations in the amount of $111.0 million and $4.5 million, for our South Dakota and Nebraska operations, respectively, all of which are included in accumulated depreciation.

        For our generation properties, we are in the process of evaluating the associated retirement costs as defined by SFAS No. 143 and what the prescribed accounting treatment will be under FERC rules. We have accrued decommissioning costs since the generating units were first put into service in the amount of $11.4 million, which is classified as an other noncurrent liability. Preliminary estimates indicate that this amount would be sufficient to cover the legally required retirement obligations.

        SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in October 2001 and establishes a single accounting model for long-lived assets to be disposed of by sale.

SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. Our accounting for the discontinued operations of CornerStone as described in Note 6, "Discontinued Operations", followed the provisions of SFAS No. 144. We adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our consolidated results of operations, financial position, or cash flows as the long-lived asset impairment provisions of SFAS No. 144 effectively carried over the provisions of SFAS No. 121.

        SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. It also requires sale-leaseback treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. We will adopt SFAS No. 145 on January 1, 2003. As a result of the adoption, effective January 1, 2003, we will be required to reflect the extraordinary loss on debt extinguishments of $13.4 million, net of tax, incurred in 2002 as part of continuing operations.

        SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, including lease termination costs and certain employee termination benefits that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 will be applied prospectively and is effective for exit or disposal activities that are initiated after December 31, 2002. We will adopt SFAS No. 146 on January 1, 2003.

        FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued in November 2002. FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 have been included in Note 19, Guarantees, Commitments and Contingencies.

        SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, was issued in December 2002. It provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 is effective for fiscal years beginning after December 15, 2003. The impact of the statement on our results of operations and financial position is currently under review by management.

        FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), was issued in January 2003. This interpretation changes the method of determining whether certain entities, including securitization entities, should be included in a company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity, or VIE, if it has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation in accordance with SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. The provisions of the interpretation are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal period beginning after June 15, 2003. For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities and non-controlling interest of the VIE would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. FIN 46 also mandates new disclosures about VIEs, some of which are required to be presented in financial statements issued after January 31, 2003. We have evaluated the impact of FIN 46 to determine if we have any investments qualifying as VIEs and do not believe we have any VIEs. The rules are recent and, accordingly, they contain provisions that the accounting profession continues to analyze.

Related Party Transactions

  Long-Term Incentive Program to Key Executives

        In order to provide a recruitment and retention incentive, we adopted a long-term equity incentive program in September 1999 in which certain of our key executives and key team members of NorthWestern Growth Corporation, which initiates strategic investments for us, were provided the opportunity to make personal investments. The investment entity was structured as a limited liability company, was controlled and substantially owned by us, and enabled the investors to participate in long-term capital appreciation resulting from increases in the value of our interests in Blue Dot, Expanets and CornerStone above benchmark rates of return to us approved by the independent Compensation Committee of our Board of Directors. Participants would benefit in any such capital appreciation on a pro rata basis with the other holders of equity interests in such entities after achievement of the benchmark rate of return to us. The interests of our executives in the limited liability company upon formation collectively represented a less than .05% interest in each of Blue Dot, Expanets and CornerStone. The limited liability company had no indebtedness and was consolidated in our financial statements. In the year ended December 31, 2002, there were no distributions to any of our executive officers, and in the year ended December 31, 2001, the following executive officers received distributions in respect of the transfer to us of a portion of their vested interests relating to the performance of certain entities acquired in 1998, 1999 and 2000, each of which exceeded target performance benchmarks during the 12 month period following the date of acquisition: M. Lewis, then chief executive officer, $1.1 million; R. Hylland, president, $0.8 million; D. Newell, senior vice president, $0.8 million; E. Jacobsen, senior vice president, $0.4 million; and K. Orme, chief financial officer, $0.1 million. This limited liability company was terminated and dissolved in March 2003 pursuant to a plan of dissolution and liquidation. In connection with the winding up of the entity, four participants received final liquidation payments, one of which was a named executive officer, E. Jacobsen, who received a final payment of $41,960.

  Other

        The Chief Executive Officer for Qwest Cyber Solutions ("QCS") was also a director of the Company in 2001. During that year, Expanets entered into an agreement with QCS, following a competitive bidding process, in which QCS was the lowest qualifying bidder, to provide application hosting services, consisting of computer servers and related support services. The agreement was originally valued at $52 million over a five year term. Qwest sold the QCS business unit to Corio in 2002, and the subject agreement as assigned to Corio has been substantially reduced in scope. Prior to the Corio transaction, in order to accept a position as Chief Executive Officer of NorthWestern Communications Group, the director resigned from his position at QCS and from his position on the Company's board. He now serves as Expanets' Chief Executive Officer.

Reclassifications

        Certain 2000 and 2001 amounts have been reclassified to conform to the 2002 presentation. Such reclassifications had no impact on net income or shareholders' equity as previously reported.

Supplemental Cash Flow Information

	2002	2001	2000
	(in thousands)
Cash paid (received) for
Income taxes	$(15,723)	$7,297	$7,306
Interest	176,203	55,648	39,937
Noncash transactions for
Exchange of warrants for common stock	—	6,797	—
Issuance of restricted stock	—	760	—
Issuance of common stock for acquisitions and repurchases of subsidiary stock	—	—	6,252
Assets acquired in exchange for current liabilities and debt	463	21,712	65,118
Subsidiary stock issued to third parties for acquisitions, debt, earn-outs and notes receivable	13,475	28,738	176,252
Inventory purchased using short-term debt	—	125,000	—
Debt and preferred securities assumed in acquisitions	511,100	—	—
Discount on subordinated note	3,017	—	—

3.    Acquisitions

The Montana Power, L.L.C.

        On February 15, 2002, we completed the asset acquisition of Montana Power's energy transmission and distribution business for $478.0 million in cash and the assumption of $511.1 million in existing debt and mandatorily redeemable preferred securities of subsidiary trusts (net of cash received). Acquisition costs were approximately $24.8 million. We completed this acquisition to expand our presence in the energy market. As a result of the acquisition, we are now a provider of natural gas and electricity to approximately 598,000 customers in Montana, South Dakota, and Nebraska and have the capacity to provide service to wider regions of the country. For accounting convenience, due to the burden of a mid-month closing, both parties agreed to an effective date for the sale of January 31,

2002. We obtained the services of a third-party to perform valuations and assist with the allocation of the purchase price. During the second quarter of 2002, we had preliminarily recorded the property, plant and equipment at fair value and no portion was allocated to goodwill. During the fourth quarter of 2002 we determined, based on certain regulatory considerations, the property, plant and equipment should be kept at historical book value less adjustments which reduce these assets to the amount included in utility rate base. These adjustments included a net deferred tax liability of $135 million and deferred investment tax credits of $12.7 million that existed as of the acquisition date. We also adjusted to fair value various other assets and liabilities, such as pension and other postretirement benefit obligations, the qualifying facilities liability, and regulatory assets and liabilities. The remaining excess purchase price was allocated to goodwill. Goodwill of $354.4 million is deductible for income tax purposes.

        Results of operations of Montana Power have been included in the accompanying consolidated financial statements since the effective date of acquisition. The following table summarizes the final fair values of the assets acquired and liabilities assumed in connection with our acquisition of Montana Power:

(in thousands)
Cash	$70,601
Restricted cash	30,000
Other current assets	109,094
Property, plant and equipment—net of deferred taxes of $147.7 million	908,544
Regulatory assets	172,917
Other	49,149
Goodwill	400,095

Total assets acquired	$1,740,400

Current Liabilities	$218,772
Regulatory liabilities	94,301
Long-term debt	427,711
Mandatorily redeemable preferred securities of subsidiary trusts	65,000
Other	355,974

Total liabilities assumed	1,161,758

Net assets acquired	$578,642

Other

        During the second and third quarters of 2002, Blue Dot completed five acquisitions. Consideration paid to the sellers in these acquisitions included cash consideration of $15.6 million and the issuance of Blue Dot common stock. The initial recording of the acquisitions consummated in the second quarter included a preliminary assigned value of $8.1 million to the common stock issued to the former owners. Losses of Blue Dot were allocated to these shareholders during the second quarter based on the preliminary value of the stock. During the fourth quarter of 2002, Blue Dot completed the purchase price allocation for these acquisitions and the entire value assigned to the common stock was reversed. The losses originally allocated to minority shareholders based on the preliminary value of the common stock have since been recognized by NorthWestern. Maximum contingent payments totaling $15.9 million associated with our 2002 acquisitions may be required based on earnings contingencies over an extended period. To the extent these payments occur, they will be considered an additional cost of the acquired entity. The assets acquired and liabilities assumed have been recorded at their fair values as of the dates of acquisitions. The excess of the purchase price over the fair value of identifiable net assets acquired of approximately $9.7 million was recognized as goodwill and subsequently fully impaired. Blue Dot also recognized additional goodwill of $20.5 million related to prior acquisitions with earnings contingencies related to stock issued to sellers of acquired businesses. This goodwill was subsequently impaired as a result of our required analysis under SFAS No. 142 (see Note 4).

        The following unaudited pro forma results of consolidated operations for the years ended December 31, 2002 and 2001 give effect as if all acquisitions noted above had occurred as of January 1, 2001 (in thousands except per share amounts):

	2002	2001
Revenues	$2,078,875	$2,455,582
Income (Loss) from Continuing Operations	(738,177)	97,383
Net Income (Loss)	$(853,279)	$93,077
Diluted earnings per share	$(28.70)	$3.82

        The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal year presented, nor are they necessarily indicative of future consolidated results.

4.    Goodwill and Other Intangibles

        We adopted the provisions of SFAS No. 142 effective January 1, 2002 and with the assistance of an independent appraiser, determined that no impairment charge was necessary upon adoption. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. This methodology differs from our previous policy, as permitted under previous accounting standards, of using undiscounted cash flows on an enterprise wide basis to determine if goodwill is recoverable. Our reporting units are consistent with the operating segments underlying the segments identified in Note 23—Segment and Related Information.

        We have selected October 1 as the date for our annual impairment review. For our Communications and HVAC segments, updated valuations were completed with the assistance of the same independent appraiser that was utilized during our initial review as of January 1, 2002 using a discounted cash flow approach based on forward-looking information regarding market share, revenues and costs for each reporting unit. Lower than expected performance and revised growth rate and holding period assumptions negatively impacted the fair value of our Communications and HVAC reporting units. As a result, we recorded a goodwill impairment charge of $436.6 million. Our Communications segment also recorded an impairment charge of $46.8 million related to a dealer agreement intangible asset having an indefinite life.

        For our Electric and Natural Gas segments, an internal valuation completed using a discounted cash flow approach based on forward-looking information regarding revenues and costs resulted in no goodwill impairment.

        A summary of changes in our goodwill for the year ended December 31, 2002 by business segment, is as follows (in thousands):

	Communications	HVAC	Electric and Natural Gas		Total
Balance as of December 31, 2001	$146,291	$259,443	$		$405,734
Goodwill acquired	688	30,183		400,095	430,966
Impairments	(146,979)	(289,626)			(436,605)

Balance as of December 31, 2002	$—	$—		$400,095	$400,095

        As of December 31, 2002 and 2001, our intangible assets, other than goodwill, and related accumulated amortization consisted of the following (in thousands):

	December 31, 2002			December 31, 2001
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortized intangible assets:
Customer lists and other	$205,113	$(86,969)	$118,144	$235,448	$(57,564)	$177,884
Unamortized intangible assets:
Other, primarily Dealer Agreements	—	—	—	60,821	(3,849)	56,972

Total Intangible Assets	$205,113	$(86,969)	$118,144	$269,269	$(61,413)	$234,856

        As a result of the significant downturn in the communications technology industry and considerable declines in revenue and profitability generated by Expanets, as well as the significant decline in the profitability of Blue Dot along with reduced holding period assumptions for both Expanets and Blue Dot, we reviewed the recoverability of our other intangible assets. We applied the provisions of SFAS No. 144 to our intangible assets with definite lives and determined the carrying value of certain assets to be impaired. Accordingly, Expanets and Blue Dot recorded impairment charges of $25.4 million and $0.7 million, respectively, based on the fair value of certain intangible assets.

        Other amortizable intangibles primarily consist of customer lists and assembled workforce resulting from an asset acquisition of Expanets, which are amortized over their estimated periods of benefit.

        Intangible asset amortization expense for the years ended December 31, 2002, 2001, and 2000 was $29.4 million, $34.6 million and $29.2 million, respectively. Based on the current amount of intangible assets subject to amortization, estimated amortization expense for each of the succeeding 5 years is as follows: 2003—$29.0 million; 2004—$26.2 million; 2005—$17.5 million; 2006—$12.1 million; 2007—$10.5 million.

        The following table presents pro forma financial information assuming that SFAS No. 142 had been in effect for the years ended December 31, 2001 and 2000 (in thousands, except for per share data):

	2001	2000
Reported earnings on common stock	$37,514	$42,761
Add: Goodwill amortization, net of taxes and minority interests	8,619	6,271

Adjusted net income	$46,133	$49,032

Basic earnings per share	$1.54	$1.85
Add: Goodwill amortization, net of taxes and minority interests	0.35	0.27

Adjusted basic earnings per share	$1.89	$2.12

Diluted earnings per share	$1.53	$1.83
Add: Goodwill amortization, net of taxes and minority interests	0.36	0.27

Adjusted diluted earnings per share	$1.89	$2.10

5.    Restructuring Charge

        The restructuring charge of $24.9 million recognized in the fourth quarter of 2001 related to certain cost savings initiatives. The Board of Directors approved these initiatives in November 2001. The employee-related termination benefits include severance costs for 474 employees. Facility closure costs include lease payments for remaining lease terms of unused facilities after closure as well as any early exit costs that we are contractually liable for.

        At December 31, 2002, $3.4 million remained as part of Accrued Expenses on the Consolidated Balance Sheet. The activity in the restructuring reserve was as follows for the year ended December 31, 2002 (in thousands):

	December 31, 2001	Payments	December 31, 2002
Employee termination benefits	$11,932	$(10,142)	$1,790
Facility closure costs	4,745	(3,120)	1,625
Other	2,662	(2,662)	—

	$19,339	$(15,924)	$3,415

6.    Discontinued Operations

        Effective November 1, 2002, we relinquished our direct and indirect equity interests in CornerStone Propane Partners, L.P. and CornerStone Propane, L.P. We do however own a non-economic voting interest in a limited liability company which owns 100 percent of the stock of the managing general partner of CornerStone. As a result, the assets and liabilities of CornerStone are no longer included in our Consolidated Balance Sheets subsequent to November 1, 2002. Effective November 1, 2002, we no longer reflect the results of CornerStone's operations in the Consolidated

Income Statements. The results for CornerStone's operations and impairments related to our investments in and advances to CornerStone through November 1, 2002, and the years ended December 31, 2001 and 2000, respectively, have been presented as discontinued operations in the Consolidated Income Statements.

        On August 20, 2002, we purchased the lenders' interest in short-term debt and letters of credit of CornerStone outstanding under CornerStone's credit facility, which we had previously guaranteed. No further drawings may be made under this facility. As of December 31, 2002, we have a note receivable from and letters of credit exposure related to CornerStone with a carrying value of $21.1 million included in other noncurrent assets.

        The following is summarized financial information for the discontinued CornerStone operations (in thousands). Revenues are only for nine months ended September 30, 2002.

December 31, 2001
Accounts receivable, net	$121,843
Other current assets	59,854

Current assets of discontinued operations	$181,697

Property, plant and equipment, net	$322,126
Goodwill and other intangibles, net	339,058
Other noncurrent assets	34,013

Noncurrent assets of discontinued operations	$695,197

Accounts payable	$142,578
Other current liabilities	87,492

Current liabilities of discontinued operations	$230,070

Long-term debt	$424,524
Minority interests	153,245
Other noncurrent liabilities	27,556

Noncurrent liabilities and minority interest of discontinued operations	$605,325

	2002	2001	2000
Revenues	$398,969	$2,513,777	$5,422,616
Loss from operations of CornerStone, net of minority interests	(19,987)	(6,201)	(1,904)
Loss on disposal	(97,055)	—	—
Income tax benefit	15,387	4,910	1,861

Loss from discontinued operations, net of income taxes, minority interests and intercompany charges	$(101,655)	$(1,291)	$(43)

7.    Long-Term Debt

        Long-term debt at December 31 consisted of the following (in thousands):

	Due	2002	2001
Senior Unsecured Notes—7.875%	2007	$250,000
Senior Unsecured Notes—8.75%	2012	470,000
Senior unsecured debt—6.95%	2028	105,000	$105,000
Bank credit facility	2003	255,000	132,000
Mortgage bonds—
South Dakota—6.99%		—	5,000
South Dakota—7.10%	2005	60,000	60,000
South Dakota—7.00%	2023	55,000	55,000
Montana—7.30%	2006	150,000	—
Montana—8.25%	2007	365	—
Montana—8.95%	2022	1,446	—
Montana—7.00%	2005	5,386	—
Pollution control obligations—
South Dakota—5.85%	2023	7,550	7,550
South Dakota—5.90%	2023	13,800	13,800
Montana—6.125%	2023	90,205	—
Montana—5.90%	2023	80,000	—
Secured medium term notes—
7.23%	2003	15,000	—
7.25%	2008	13,000	—
Unsecured medium term notes—
7.07%	2006	15,000	—
7.875%	2026	20,000	—
7.96%	2026	5,000	—
Montana Natural Gas Transition Bonds	2012	50,866	—
Floating rate notes		—	150,000
Blue Dot Credit Facility	2005	16,000	12,950
Expanets Credit Facility	2004	38,299	125,000
Expanets subordinated note	2005	26,966	23,743
Other term debt	Various	22,039	77,751
Discount on Notes and Bonds		(4,028)	—

		1,761,894	767,794
Less current maturities		(57,878)	(356,445)

		$1,704,016	$411,349

        The Senior Notes are two series of unsecured notes that we issued in 2002 in connection with our acquisition of NorthWestern Energy LLC. Proceeds were used for the acquisition and for general corporate purposes.

        The Senior Unsecured Debt is a general obligation that we issued this debt in November 1998. The proceeds were used to repay short-term indebtedness and for general corporate purposes.

        Our Credit Facility bore interest at a variable rate tied to the London Interbank Offered Rate plus a spread of 1.5% based on our credit ratings and accrued interest at 2.88% per annum as of

December 31, 2002. This facility was repaid and terminated on February 10, 2003 from a portion of the proceeds from our new $390 million senior secured term loan, which is secured by $280 million of First Mortgage Bonds secured by substantially all of our Montana utility assets and $110 million of First Mortgage Bonds secured by substantially all of our South Dakota and Nebraska utility assets.

        Our new senior secured term loan bears interest at a variable rate tied to the Eurodollar rate, with a minimum floor of 3.0%, plus a spread of 5.75% or at the greater of the prime rate and 4.00% plus a spread of 4.75%. Our new senior secured term loan expires on December 1, 2006, although we must make quarterly amortization payments equal to $975,000 commencing on March 31, 2003. The credit agreement with respect to our senior secured term loan contains a number of representations and warranties and imposes a number of restrictive covenants that, among other things, limit our ability to incur indebtedness and make guarantees, create liens, make capital expenditures, pay dividends and make investments in other entities. In addition, we are required to maintain certain financial ratios, including:

  •
  net worth (as defined) on the last day of each fiscal quarter of at least $616.0 million plus 50% of cumulative net income (but not losses and excluding net income or losses of CornerStone, Blue Dot and Expanets) from each quarter commencing with the quarter ending March 31, 2003;

        The table below shows the components used to determine net worth (as defined) at December 31, 2002:

Shareholders' deficit at December 31, 2002	$(456,076)
Add back losses of Excluded Subsidiaries (as defined):
Loss on discontinued operations	101,655
Expanets loss for the quarter ended December 31, 2002	447,636
Blue Dot loss for the quarter ended December 31, 2002	321,602
Company obligated mandatorily redeemable preferred securities of subsidiary trusts	370,250

Net Worth (as defined)	$785,067

  •
  a funded debt to total capital (as defined) ratio on the last day of each fiscal quarter of no greater than 72.5% (69.1% at December 31, 2002);
  •
  a ratio of utility business earnings before interest, taxes, depreciation and amortization, or EBITDA(1), to consolidated recourse interest expense (which excludes non-cash interest expense) for the prior four fiscal quarters of at least 1.40 to 1.00 (2.25 at December 31, 2002);
  •
  a ratio of Montana utility business EBITDA to interest expense on the Montana First Mortgage Bonds for the trailing four fiscal quarters of at least 3.00 to 1.00 (7.52 at December 31, 2002);
  •
  a ratio of South Dakota utility business EBITDA to interest expense on the South Dakota First Mortgage Bonds for the trailing four fiscal quarters of at least 2.50 to 1.00 (6.11 at December 31, 2002);

(1)
EBITDA is a non-GAAP financial measure and as such, we have not used it in describing our results of operations. We have used EBITDA in this section specifically to show compliance with our debt covenants and we do not refer to EBITDA for any other purpose herein

  •
  a ratio of funded debt outstanding on the last day of each fiscal quarter to utility business EBITDA for the trailing four fiscal quarters of less than 8.75 to 1.00 prior to January 1, 2004, less than 8.25 to 1.00 during 2004 and less than 7.50 to 1.00 thereafter (7.68 at December 31, 2002);

  •
  a ratio of the aggregate amount of Montana First Mortgage Bonds outstanding on the last day of each fiscal quarter to Montana utility business EBITDA for the trailing four fiscal quarters of less than 4.25 to 1.00 prior to January 1, 2005 and at least 3.75 to 1.00 thereafter (1.99 at December 31, 2002); and

  •
  a ratio of the aggregate amount of South Dakota First Mortgage Bonds outstanding on the last day of each fiscal quarter to South Dakota utility business EBITDA for the trailing four fiscal quarters of less than 4.75 to 1.00 prior to January 1, 2005 and at least 4.25 to 1.00 thereafter (2.32 at December 31, 2002);

        For purposes of determining compliance with these covenants, "net worth" is defined as the sum of shareholders' equity and preferred stock (including mandatorily redeemable preferred securities of subsidiary trusts), preference stock and preferred securities of NorthWestern and its subsidiaries on September 30, 2002, with said total specified as $770 million, plus any gain in (or minus any loss in) the sum of shareholders' equity and preferred stock (including mandatorily redeemable preferred securities of subsidiary trusts), preference stock and preferred securities of NorthWestern and its subsidiaries (excluding Blue Dot, CornerStone and Expanets) after September 30, 2002. Total capital is defined as funded debt on any such date plus net worth (as defined) as of the end of the most recent fiscal quarter.

         In January 2003, in connection with executing the new senior secured term loan facility, we applied to the MPSC for authorization to issue up to $280 million aggregate principal amount of First Mortgage Bonds secured by Montana utility assets as security for our new senior secured term loan facility. In granting its approval, the MPSC placed the following conditions on the approval of the First Mortgage Bonds:

  •
  We must apply all proceeds from the sale of non-utility assets, specifically including Blue Dot and Expanets, to debt reduction;

  •
  We must commit to fully funding the operation, maintenance, repair and replacement of our public utility infrastructure in Montana and we were required to file a maintenance plan and budget with the MPSC by March 13, 2003;

  •
  We may not provide more than an additional $10 million in aggregate in capital to any non-utility entity without the prior approval of the MPSC;

  •
  We must report all advances to non-utility companies to the MPSC within 5 business days of such advance; and

  •
  if the existing credit agreements for Blue Dot or Expanets are terminated, we may file an application with the MPSC seeking approval to provide secured loans of up to $20 million to Blue Dot and up to $30 million to Expanets.

        The South Dakota Mortgage Bonds are two series of general obligation bonds we issued under our South Dakota indenture and the South Dakota Pollution Control Obligations are three obligations under our South Dakota indenture. All of such bonds are secured by substantially all of our South Dakota and Nebraska electric and natural gas assets.

        The Montana First Mortgage Bonds are four series of bonds that The Montana Power Company issued. The Montana Pollution Control Obligations are obligations that The Montana Power Company issued that mature in 2023. The Montana Secured Medium Term Notes are obligations that The Montana Power Company issued. The Montana Natural Gas Transition Bonds were issued by The Montana Power Company. All of these obligations are secured by substantially all of our Montana electric and natural gas assets. The series of Montana Secured Medium Term Notes that matured in January 2003 bore interest at 7.23% per annum and were repaid at their maturity on January 27-28, 2003.

        The Montana Unsecured Medium Term Notes are general obligations issued by The Montana Power Company.

        On August 30, 2002, Blue Dot entered into a working capital credit facility with a commercial bank that provides $20 million of available credit for general corporate purposes and matures on August 31, 2005. The facility bears interest at a variable rate (5.0% as of December 31, 2002) tied to the prime rate as publicly announced by the bank or LIBOR plus a variable margin. The margin can range from .25% to 1.00% above prime rate or 2.75% to 3.50% above LIBOR. The facility is collateralized by substantially all assets of Blue Dot and contains restrictive covenants on the use of cash by Blue Dot for various purposes including acquisitions, dividend payments to NorthWestern, acquiring outstanding shares of Blue Dot equity, as well as any capital expenditures unless funded by NorthWestern. The facility is nonrecourse to NorthWestern, but subordinates certain indebtedness owed to NorthWestern by Blue Dot to the obligations owed by Blue Dot under the credit facility. In addition, the facility requires Blue Dot to maintain minimum annual EBITDA requirements and fixed charge coverage ratios, as defined. As of December 31, 2002, $16.0 million was outstanding on the facility. As of December 31, 2002, Blue Dot was in default of certain covenants. Subsequently, additional advances were made to Blue Dot resulting in $20 million being outstanding on the facility and various additional defaults occurred. Blue Dot is currently attempting to obtain a waiver of the existing defaults and modify various financial and other covenants of the facility. As of December 31, 2002, the facility has been classified as current in our consolidated Balance Sheet.

        The Expanets facility represents a short-term line of credit provided to Expanets by Avaya for the purpose of financing purchases of Avaya products and services. Approximately $11.2 million was repaid in February 2003. The remaining principal balance of approximately $27.1 million has been extended and is due in three equal installments of approximately $9.0 million on each of January 1, April 1 and July 1, 2004. This facility is collateralized by all accounts receivable and inventory of Expanets. If Expanets defaults on this facility, we may be obligated to purchase inventory from Avaya in an amount equal to the outstanding balance of the facility. As of December 31, 2002, the effective interest rate of this loan was 15%. Our repurchase obligation will remain in place until the balance is fully paid.

        The Expanets subordinated note is a non-interest bearing note, maturing in 2005. The subordinated note had a face amount of $35.0 million and a carrying value of $27.0 million as of December 31, 2002. On March 13, 2003, Avaya cancelled this $35.0 million subordinated note (see Note 22, Subsequent Events).

        Annual scheduled consolidated retirements of long-term debt including the $16 million 2003 maturity under the Blue Dot facility currently in default as discussed above during the next five years are $57.9 million in 2003, $42.3 million in 2004, $104.7 million in 2005, $415.4 million in 2006 and $256.6 million in 2007.

8.    Comprehensive Income (Loss)

        Comprehensive income (loss) is the sum of net income as reported and other comprehensive income (loss). Our other comprehensive income (loss) primarily resulted from gains and losses on derivative instruments qualifying as hedges, a minimum pension liability adjustment and unrealized gains and losses on available-for-sale investment securities.

        The components of other comprehensive income (loss) and their related tax effects for the years ended December 31, 2002, 2001 and 2000 were as follows (in thousands):

	2002	2001	2000
Net income (loss)	$(863,942)	$44,532	$49,553

Other comprehensive income:
—Net unrealized gain (loss) on available-for-sale securities, net of tax of $713, $(1,303) and $(2,439) in 2002, 2001 and 2000, respectively	$1,139	$(2,081)	$(3,896)
—Net unrealized gain on derivative instruments qualifying as hedges, net of tax of $2,757 in 2002	4,265	—	—
—Minimum pension liability adjustment, net of tax of $4,717 in 2002	(8,759)	—	—
—Foreign currency translation adjustment	5	—	—

—Total other comprehensive income (loss)	$(3,350)	$(2,081)	$(3,896)

Total comprehensive income (loss)	$(860,592)	$42,451	$45,657

        The after tax components of accumulated other comprehensive income (loss) for the years ended December 31, 2002, 2001 and 2000 were as follows (in thousands):

	2002	2001	2000
Balance at December 31,
Net unrealized gain (loss) on available-for-sale securities	$352	$(787)	$1,294
Unrealized gain (loss) on derivative instruments qualifying as hedges	4,265	—	—
Minimum pension liability adjustment	(8,759)	—	—
Foreign currency translation adjustment	5	—	—

Accumulated other comprehensive income (loss)	$(4,137)	$(787)	$1,294

9.    Financial Instruments

        The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair-value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange.

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  •
  The carrying amounts of cash and cash equivalents, restricted cash and investments approximate fair value due to the short maturity of the instruments. The fair value of life insurance contracts is based on cash surrender value.

  •
  Fair values for debt were determined based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities, except for publicly traded debt, which is based on market prices.

  •
  The fair value of preferred securities of subsidiary trusts is based on current market prices.

  •
  The fair-value estimates presented herein are based on pertinent information available to us as of December 31, 2002. Although we are not aware of any factors that would significantly affect the estimated fair-value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

        The estimated fair value of financial instruments at December 31 is summarized as follows (in thousands):

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$45,569	$45,569	$34,789	$34,789
Restricted Cash	28,081	28,081	2,369	2,369
Investments	85,236	85,236	71,419	71,419
Liabilities:
Long-term debt (including due within one year)	1,761,894	1,438,475	767,794	749,422
Company obligated mandatorily redeemable preferred securities of subsidiary trusts	370,250	248,094	187,500	182,245
Preferred Stock	—	—	3,750	2,731

10.    Income Taxes

        Income tax expense (benefit) applicable to continuing operations before minority interests for the years ended December 31 is comprised of the following (in thousands):

	2002	2001	2000
Federal
Current	$(36,874)	$(6,374)	$(3,749)
Deferred	35,643	(31,708)	(2,009)
Investment tax credits	(535)	(535)	(539)
State	968	(3,853)	(170)

	$(798)	$(42,470)	$(6,467)

        The following table reconciles our effective income tax rate to the federal statutory rate:

	2002	2001	2000
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State income, net of federal provisions	0.1	(2.8)	(4.0)
Amortization of investment tax credit	(0.1)	(0.4)	(2.0)
Taxable dividends from subsidiaries	—	—	13.0
Nondeductible goodwill amortization	—	4.0	20.0
Nondeductible goodwill impairments	17.3	—	—
Dividends received deduction and other investments	(0.1)	(0.5)	(15.0)
Valuation allowance	20.4	8.1	—
Other, net	(2.7)	(4.2)	(3.0)

	(0.1)%	(30.8)%	(26.0)%

        The components of the net deferred income tax asset (liability) recognized in our Consolidated Balance Sheets are related to the following temporary differences at December 31 (in thousands):

	2002	2001
Excess tax depreciation	$(43,670)	$(62,909)
Regulatory assets	(3,327)	4,189
Regulatory liabilities	2,664	(3,138)
Unbilled revenue	3,540	2,304
Unamortized investment tax credit	2,375	2,205
Compensation accruals	1,517	8,010
Reserves and accruals	48,075	29,192
Goodwill impairment/amortization	59,767	—
Net operating loss carryforward (NOL)	65,368	48,712
AMT credit carryforward	1,577	1,577
Valuation allowance on net operating loss	(160,572)	(11,035)
Deferred revenue	26,463	—
Other, net	(3,950)	(1,733)

	$(173)	$17,374

        Realization of deferred tax assets associated with the NOL and the deferred tax assets of Expanets and Blue Dot is dependent upon generating sufficient taxable income. Accordingly, a valuation allowance of $160.6 million has been recorded as of December 31, 2002 as it is more likely than not that these assets will not be realized.

        As of December 31, 2002, we have a total NOL carryforward of $166.5 million. Of this amount, $70.2 million will expire in the year 2021 and $96.2 will expire in the year 2022.

        Our federal income tax returns for 1996 through 1999 are under audit by the IRS. Certain state income and franchise tax returns are also under audit by various state agencies. Management believes that the final results of these audits will not have a material adverse effect on our financial position or results of operations.

11.    Jointly Owned Plants

        We have an ownership interest in three electric generating plants, all of which are coal fired and operated by other utility companies. We have an undivided interest in these facilities and are responsible for our proportionate share of the capital and operating costs while being entitled to our proportionate share of the power generated. Our interest in each plant is reflected in the Consolidated Balance Sheets on a pro rata basis and our share of operating expenses is reflected in the Consolidated Statements of Income. The participants each finance their own investment.

        Information relating to our ownership interest in these facilities at December 31, 2002, is as follows:

	Big Stone (S.D.)	Neal #4 (Iowa)	Coyote I (N.D.)
Ownership percentages	23.4%	8.7%	10.0%
Plant in service	$47,802	$28,081	$41,957
Accumulated depreciation	$30,644	$16,025	$20,796

12.    Operating Leases and Sale-Leaseback Transactions

        The Company, Expanets and Blue Dot lease vehicles, office equipment and office and warehouse facilities under various long-term operating leases. In connection with the purchase of Montana Power, we have eight years remaining under an operating lease agreement to lease generation facilities. At December 31, 2002, future minimum lease payments under noncancelable lease agreements are as follows (in thousands):

2003	$59,891
2004	54,461
2005	48,379
2006	41,405
2007	36,004
Thereafter	101,946

        Lease and rental expense incurred were $74 million, $23.7 million and $16.5 million in 2002, 2001 and 2000, respectively.

        In May and June 2002, Blue Dot, under sale-leaseback agreements, sold certain vehicles with a net book value of $16.4 million for $22.1 million cash. The gross gain of $6.5 million is being amortized over the expected lease terms while the gross loss of $0.8 million was recognized during the period the sale occurred. In August and September 2002, Expanets, under sale-leaseback agreements, sold certain vehicles with a net book value of $0.3 million for $0.8 million cash. The gain of $0.5 million is being amortized over the expected lease terms. In December 2002, Blue Dot, under sale-leaseback agreements, sold certain vehicles with a net book value of $1.2 million for $1.6 million in cash. The gain of $0.4 million is being amortized over the expected lease terms.

        At December 31, 2002, the unamortized portion of the deferred gains totaled $5.4 million. The gains to be amortized beyond one year, are included in other noncurrent liabilities.

13.    Team Member Benefit Plans

        We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for team members of the corporate and regulated utility division. In addition, we also sponsor nonqualified, unfunded defined benefit pension plans for certain officers and other employees. With the acquisition of Montana Power, we assumed their pension and postretirement health care plans. These plans are reflected in the 2002 columns of the tables below.

        Net periodic cost for our pension and other post-retirement plans consists of the following (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2002	2001	2000	2002
Components of Net Periodic Benefit Cost (Income)
Service cost	$4,821	$891	$922	$3,068
Interest cost	19,315	3,421	3,805	10,044
Expected return on plan assets	(18,737)	(4,738)	(6,318)	(405)
Amortization of transitional obligation	155	155	155	1,350
Amortization of prior service cost	626	626	457	—
Recognized actuarial (gain) loss	28	(225)	(729)	161

	$6,208	$130	$(1,708)	$14,218
Additional (income) or loss recognized:
Curtailment	$833	—	—	—
Special termination benefits	5,858	—	4,613	168
Settlement cost	—	—	(3,067)	—

Net Periodic Benefit Cost (Income)	$12,899	$130	$(162)	$14,386

        The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation or the market-related value of assets are amortized over the average remaining service period of active participants.

        Following is a reconciliation of the changes in plan benefit obligations and fair value and a statement of the funded status as of December 31 (in thousands):

	Pension Benefits		Other Postretirement Benefits
	2002	2001	2002
Reconciliation of Benefit Obligation
Obligation at January 1	$50,527	$48,136	$33,303
Purchased obligation—Montana Power	251,370	—	55,888
Service cost	4,821	891	3,068
Interest cost	19,315	3,421	10,044
Actuarial loss	17,147	2,721	9,219
Plan amendments	56	—	—
Curtailments	(368)	—	—
Settlement cost	—	—	—
Special termination benefits	5,858	—	168
Gross benefits paid	(18,746)	(4,642)	(8,338)

Benefit obligation at end of year	$329,980	$50,527	$103,352

Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at January 1	$48,871	$58,438	$6,344
Actual loss on plan assets	(25,147)	(4,925)	(646)
Purchased assets—Montana Power	196,223	—	—
Employer contributions	1		7,435
Settlements	—	—	—
Gross benefits paid	(18,746)	(4,642)	(8,338)

Fair value of plan assets at end of year	$201,202	$48,871	$4,794

        The total projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $330 million and $201.2 million, respectively as of December 31, 2002. The total accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $320.3 million and $201.2 million, respectively as of December 31, 2002. The total projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $2.4 million and $0, respectively as of December 31, 2001. The total accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1.6 million and $0, respectively as of December 31, 2001.

        The accrued pension and other post-retirement benefit obligations recognized in the accompanying Consolidated Balance Sheets are computed as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
	2002	2001	2002
Funded Status	$(128,778)	$(1,656)	$(98,558)
Unrecognized transition amount	464	618	18,350
Unrecognized net actuarial loss (gain)	65,484	3,113	8,018
Unrecognized prior service cost	1,793	3,195	—

(Accrued) Prepaid benefit cost	$(61,037)	$5,270	$(72,190)

Prepaid benefit cost	5,251	$6,067	—
Accrued benefit cost	(66,288)	(797)	(72,190)
Additional minimum liability	(58,043)	(801)	—
Intangible asset	2,257	801	—
Regulatory asset	42,696	—	—
Accumulated other comprehensive income	13,090	—	—

Net amount recognized	$(61,037)	$5,270	$(72,190)

        The weighted-average assumptions used in calculating the preceding information are as follows:

	Pension Benefits			Other Postretirement Benefits
	2002	2001	2000	2002
Discount rate	6.50%	7.00%	7.50%	6.0-6.75%
Expected rate of return on assets	8.50%	8.50%	8.50%	8.5%
Long-term rate of increase in compensation levels (non-union)	4.00%	3.50%	3.00%	4.0%
Long-term rate of increase in compensation levels (union)	3.50%	3.50%	3.00%	3.5%

        The rate of increase in per capita costs of covered health care benefits is assumed to be 12 percent in 2003, decreasing gradually to 5 percent by the year 2009. The following table sets forth the sensitivity of retiree welfare results (in thousands):

Effect of a one percentage point increase in assumed health care cost trend
on total service and interest cost components	$154
on postretirement benefit obligation	1,351
Effect of a one percentage point decrease in assumed health care cost trend
on total service and interest cost components	$(134)
on postretirement benefit obligation	(1,194)

        Pension costs in Montana and other postretirement benefit costs in South Dakota are included in rates on a pay as you go basis for regulatory purposes. Pension costs in South Dakota and other postretirement benefit costs in Montana are included in rates on an accrual basis for regulatory purposes. (See Note 15, "Regulatory Assets and Liabilities", for the regulatory assets related to our pension and other post-retirement benefit plans.)

        During 2002 and 2000, we made available to select team members an early retirement program. The impact of that reduction in participants resulted in the Settlement Costs and Special Termination Benefits presented in the above table.

        The Company, Expanets and Blue Dot provide various team member savings plans, which permit team members to defer receipt of compensation as provided in Section 401(k) of the Internal Revenue Code. Under the Plans, the team member may elect to direct a percentage of their gross compensation to be contributed to the Plans. We contribute up to a maximum of 3.5% of the team member's gross compensation contributed to the Plan. Expanets contributes up to 66.67% of the first 6% of team member contributions. Blue Dot contributes 25% of the first 6% of team member contributions. Costs incurred under all of these plans were $8.7 million, $8.0 million and $5.3 million in 2002, 2001 and 2000, respectively.

        We have a deferred compensation trust available to all team members of corporate and the regulated utility division who are participants in the team member savings plan and whose maximum elective contribution permissible under that plan could be limited by any provision of the Internal Revenue Code. Trust participants may invest contributions in our common stock or other diversified investments available in the plan. Any investment elections in our common stock are presented as Treasury Stock; other investments as part of Investments ($1.3 million as of December 31, 2002); and an offsetting liability ($2.2 million as of December 31, 2002) for both as part of Other Noncurrent Liabilities in the Consolidated Balance Sheets. Our contributions to the plan were $713,000, $64,000 and $56,000 in 2002, 2001 and 2000, respectively.

14.    Employee Stock Ownership Plan

        We provide an Employee Stock Ownership Plan ("ESOP") for full-time team members of corporate and the regulated utility division. The ESOP acquired the majority of its shares through leveraged loans from a financial institution. The ESOP is funded primarily with federal income tax savings which arise from the deductibility of dividends, as allowed by the tax laws applicable to such team member benefit plans. Active team members enrolled in the plan prior to 1989 receive annual cash dividend payments, and may voluntarily contribute back to the plan a percentage of these dividends subject to discrimination rules of the IRS and ERISA. We then contribute a matching contribution equal to two times the voluntary contribution. Any excess after payment of the match is allocated pro rata to all participants. All dividends received on unallocated shares of participants enrolling subsequent to 1989 are used to repay the loans of the leveraged loan segment of the Plan. Shares on this leveraged portion of the plan are released as principal and interest on the loans are made. Certain Company contributions and shares of stock acquired by the ESOP are allocated to participants' accounts in proportion to the compensation of team members during the particular year for which the allocation is made subject to certain IRS limits. At December 31, 2002 and 2001, the ESOP had an outstanding loan balance of $5.9 million and $7.0 million, respectively, which is secured by the unallocated assets of the ESOP and guarantees of future minimum debt funding payments we make to the ESOP.

        Due to the recent suspension of our common stock dividend and the declining stock price, at December 31, 2002 we accrued $5.9 million to satisfy the ESOP loan requirement. Costs incurred under the plan were $6.7 million, $0.8 million and $1.0 million in 2002, 2001 and 2000, respectively.

        The shares held by the plan are included in the number of average shares outstanding when computing our basic and diluted earnings per share and any dividends paid to the plan are included in the common dividend totals. The number, classification and fair value of shares held by the plan at December 31 are as follows:

	2002		2001
	Allocated	Unallocated	Allocated	Unallocated
Number of shares	668,617	226,883	677,769	387,447
Fair value	$3,396,574	$1,152,566	$14,267,037	$8,155,759

15.    Regulatory Assets and Liabilities

        Our regulated businesses prepares their financial statements in accordance with the provisions of SFAS No. 71, as discussed in Note 2 to the Financial Statements. Pursuant to this pronouncement, certain expenses and credits, normally reflected in income as incurred, are recognized when included in rates and recovered from or refunded to the customers. Accordingly, we have recorded the following major classifications of regulatory assets and liabilities that will be recognized in expenses and revenues in future periods when the matching revenues are collected or refunded. We have specific orders to cover approximately 97% of our regulatory assets and approximately 98% of our regulatory liabilities.

	Note Ref.	Remaining Amortization Period	2002	2001
Pension	13	Undetermined	$92,739	$—
Competitive transition charges		10 Years	44,809	—
SFAS No. 106 purchase obligation	13	Undetermined	28,951	—
Income taxes	10	Plant lives	35,102
Other		Various	14,904	8,447

Total regulatory assets			$216,505	$8,447

Utility sale stipulation agreement		1 Year	16,254	—
Gas storage sales		37 Years	15,456	—
Proceeds from oil & gas sale		1 Year	15,982	—
Income taxes	10	Plant lives	6,921	—
Other		Various	1,237	6,950

Total regulatory liabilities			$55,850	$6,950

        A pension regulatory asset has been recognized upon the purchase of Montana Power for the obligation that will be included in future cost of service. Pension costs in Montana are recovered in rates on a cash basis. Competitive transition charges relate to natural gas properties and earn a rate of return sufficient to meet the debt service requirements of the Montana natural gas transition bonds. No other significant regulatory assets earn a return. A regulatory asset has been recognized for the SFAS No. 106 purchase obligation upon the purchase of Montana Power. The MPSC allows recovery of SFAS No. 106 costs on an annual basis. Tax assets and liabilities primarily reflect the effects of plant related temporary differences such as removal costs, capitalized interest and contributions in aid of construction that we will recover or refund in future rates. During 2000 and 2001 Montana Power made sales of natural gas from its storage field at prices in excess of its original cost, creating a regulatory liability. This gain is being flowed to customers over a period that matches the depreciable life of surface facilities that were added to maintain deliverability from the field after the withdrawal of the gas. Montana Power also has a regulatory liability related to oil and gas proceeds, that is being credited to customer bills on a monthly basis. In connection with the acquisition of Montana Power, a stipulation agreement was signed that required a contribution by the previous owner and the Company, which will fund credits to Montana electric distribution customers. The account is being applied on a kilowatt hour basis beginning July 1, 2002 for one year.

16.    Deregulation and Regulatory Matters

  Deregulation

        The electric and natural gas utility businesses in Montana are operating in a competitive market in which commodity energy products and related services are sold directly to wholesale and retail customers.

  Electric

        Montana's Electric Utility Industry Restructuring and Customer Choice Act (Electric Act), passed in 1997, provides that all customers will be able to choose their electric supplier by June 30, 2007, with our electric utility acting as default supplier. As default supplier, we are obligated to continue to supply electric energy to customers in our service territory who have not chosen, or have not had an opportunity to choose, other power suppliers.

        In its 2001 session, the Montana Legislature passed House Bill 474, which, among other things, reaffirmed full cost recovery for the default supplier by mandating that the MPSC use an electric cost recovery mechanism providing for full recovery of prudently incurred electric energy supply costs. In November 2002, Initiative 117 was passed, repealing HB 474 and allowing a transition period through June 30, 2007. Because of the language that remains from the previous law, we believe we have adequate assurances of recovering our costs of acquiring electric supply.

        On October 29, 2001, Montana Power, the former owner of the utility, filed with the PSC the default supply portfolio. That portfolio contained a mix of long and short-term contracts that were negotiated in order to provide electricity to default supply customers. This filing sought approval of the default supply portfolio contracts and establishment of default supply rates for customers who have not chosen alternative suppliers by July 1, 2002.

        On that same day, Montana Power submitted an updated Tier II filing with the PSC, addressing the recovery of transition costs of generation assets and other power-purchase contracts, generation-related regulatory asset transition costs, and transition costs associated with the out-of-market QF power-purchase contract costs. The Tier II filing related to the deregulation of electric supply in Montana. On December 28, 2001, together with NorthWestern, the Montana Consumer Counsel, Commercial Energy and the Large Customer Group, Montana Power submitted to the PSC an agreed upon stipulation settling the transition cost recovery in the Tier II filing and approving the sale to NorthWestern. The stipulation called for Montana Power, through Touch America, and NorthWestern to establish a $30 million account that will be used to provide a credit for our electric distribution customers. As of December 31, 2002 this is a regulatory liability of $16.3 million, see Note 15, "Regulatory Assets and Liabilities". The credit is being provided over a one year period to customers on a per kilowatt-hour (Kwh) basis beginning on July 1, 2002, when our current below market energy supply contract expired. The stipulation also states that customers will have no obligation to pay any transition costs accrued under or relating to the accounting orders issued by the PSC.

  Natural Gas

        Montana's Natural Gas Utility Restructuring and Customer Choice Act, also passed in 1997, provides that a natural gas utility may voluntarily offer its customers choice of natural gas suppliers and provide open access. We have opened access on our gas transmission and distribution systems, and all of our natural gas customers have the opportunity of gas supply choice. We are also the default supplier for the remaining natural gas customers.

  Regulatory Matters

        The Montana, South Dakota and Nebraska PSCs regulates our transmission and distribution services and approves the rates that we charge for these services, while FERC regulates our transmission services and our remaining generation operations. There have been no regulatory issues in South Dakota or Nebraska during the past 3 years. Current regulatory issues are discussed below.

  Montana

  Electric Rates

        On June 20, the Montana PSC directed the company to file new rates effective July 1, 2002 that recover estimated electric supply costs for the period July 1, 2002 through June 30, 2003. The rates are approved on an interim basis pending a prudence review that will be conducted after July 1, 2003. This includes implementation of rates to begin recovery of the out-of-market transition costs from the Tier II proceeding / order.

  Natural Gas Rates

        On October 10, 2002 the Commission issued an order authorizing the revenue changes outlined in a stipulation submitted by Northwestern Energy and the Montana Consumer Counsel that resolved two outstanding dockets. The stipulation finalized the calculation of the amounts that the company would be allowed to include for recovery in its natural gas tracker for purchases under a contract originally entered into with a related party. The issues resolved included the annual quantity of gas subject to purchase under the contract and the periods covered by the contract. We filed our 2002/2003 natural gas tracking filing with the Commission on November 13, 2002. Interim rates were effective December 15, 2002, with a final order still pending.

  FERC

        Through a filing with FERC in April 2000, we are seeking recovery of transition costs associated with serving two wholesale electric cooperatives. On July 15, 2002, a FERC administrative judge issued a summary judgment dismissing the company's claim primarily on the grounds that the filing did not use FERC methodology. On December 2, 2002 we filed a "Brief on Exceptions to the Initial Decision" aimed at reversing the initial decision. A decision by FERC is still pending.

17.    Stock Options and Warrants

        Under the NorthWestern Stock Option and Incentive Plan ("Plan"), we have reserved 3,424,595 shares for issuance to officers, key team members and directors as either incentive-based options or nonqualified options. The Nominating and Compensation Committee ("Committee") of our Board of Directors administers the Plan. Unless established differently by the Committee, the per share option exercise price shall be the fair market value of our common stock at the grant date. The options expire 10 years following the date of grant and options issued prior to 2002 vest over a three-year period beginning in the third year. Options issued during 2002 vest ratably over four years from the date of grant.

        In addition, in 1998 we registered 1,279,476 warrants to non employees to purchase shares of NorthWestern common stock at $18.225 per share in connection with a previous acquisition. Warrants for 275,214 shares were exercised prior to December 31, 2000. During 2001, all of those remaining warrants were extinguished through a cashless exchange whereby holders received shares of our common stock equivalent to the difference between the warrant price and the market price of our common stock on the date of the exchange. 271,949 shares of common stock were issued in association with these transactions.

        A summary of the activity of stock options is as follows:

	Shares	Option Price Per Share	Weighted Average Option Price
Balance December 31, 1999	664,067	$23.00-26.13	$24.39
Issued	741,454	21.50-23.31	21.95
Canceled	(14,000)	20.63-23.00	21.98
Balance December 31, 2000	1,391,521	21.19-26.13	23.31
Issued	536,100	22.70-25.00	23.03
Canceled	(43,129)	21.19-23.31	22.31
Balance December 31, 2001	1,884,492	21.19-26.13	23.26
Issued	786,200	15.26-20.70	20.61
Canceled	(1,132,527)	20.30-26.13	22.45

Balance December 31, 2002	1,538,165	15.26-26.13	22.49

        Options Exercisable as of:

	Shares	Option Price Per Share	Weighted Average Option Price
December 31, 2000	—	—	—
December 31, 2001	72,488	$21.19-26.13	$23.11
December 31, 2002	245,421	20.70-26.13	23.73

        We follow Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees,' to account for stock option plans. No compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant.

        An alternative method of accounting for stock options is SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, stock options are valued at grant date using the Black-Scholes valuation model and compensation cost is recognized ratably over the vesting period. SFAS No. 123 also requires disclosure of pro forma net income and earnings per share had the estimated fair value of option grants on their grant date been charged to compensation expense. The weighted average Black Scholes fair value of the options granted under the stock option plan during 2002, 2001and 2000 was $8.45, $3.17 and $2.95. The weighted-average remaining contractual life of the options outstanding at December 31, 2002 was 7.81 years. The table in Note 2 illustrates the effect on net income and earnings per share had the fair value of option grants been charged to compensation expense in the Consolidated Statements of Income.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000
Expected life	8	8	8
Interest rate	4.0%	5.1%	6.1%
Volatility	26.5%	18.8%	21.2%
Dividend yield	—	5.2%	3.8%

18.    Earnings (Loss) Per Share

        Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of the outstanding stock options and warrants. Average shares used in computing the basic and diluted earnings per share for 2002, 2001 and 2000 were as follows:

	2002	2001	2000
Basic computation	29,725,529	24,390,184	23,140,615
Dilutive effect of
Stock options	—	19,364	13,770
Stock warrants	—	45,760	183,396

Diluted computation	29,725,529	24,455,308	23,337,781

        Certain outstanding antidilutive options and warrants have been excluded from the earnings per share calculations. These options and warrants total 1,538,165 shares, 1,221,876 shares and 697,976 shares in 2002, 2001 and 2000, respectively.

19.    Guarantees, Commitments and Contingencies

  Qualifying Facilities Liability

        With the acquisition of our Montana Operations, we assumed a liability for expenses associated with certain Qualifying Facilities Contracts, or QFs. The QFs require us to purchase minimum amounts of energy at prices ranging from $65 to $138 per megawatt hour through 2029. Our gross contractual obligation related to the QFs is approximately $1.9 billion through 2029. A portion of the costs incurred to purchase this energy is recoverable through rates and payments from the MPSC, totaling approximately $1.5 billion through 2029. Upon completion of the purchase price allocation related to our acquisition of the electric and natural gas transmission and distribution business of The Montana Power Company, we established a liability of $134.3 million, based on the net present value (using an 8.75% discount factor) of the difference between our obligations under the QFs and the related amount recoverable. At December 31, 2002 the liability was $143.6 million.

        The following summarizes the contractual estimated payments, net of recoveries allowed in rates (in thousands):

2003	$11,100
2004	9,500
2005	10,200
2006	3,900
2007	5,800
Thereafter	398,800

Total	$439,300

  Long Term Power Purchase Obligations

        We have entered into various commitments, largely purchased power, coal and natural gas supply, electric generation construction and natural gas transportation contracts. These commitments range from one to thirty years. The commitments under these contracts as of December 31, 2002 were $306.3 million in 2003, $292.0 million in 2004, $269.9 million in 2005, $231.1 million in 2006, $162.4 million in 2007 and $432.9 million thereafter. These commitments are not reflected in our Consolidated Financial Statements.

  Other Contractual Obligations

        In connection with its issuance of shares of Series A Preferred Stock to third parties, Blue Dot entered into certain exchange agreements giving the holders the right to exchange these shares for a predetermined amount, payable in cash or shares of common stock of NorthWestern that have been registered for resale, if an initial public offering of Blue Dot does not occur within a specified time after the issuance of such shares. The aggregate amount of exchange obligations as of December 31, 2002 was $3.9 million (included in Minority Interests in the Consolidated Balance Sheet), of which approximately $2.1 million was required to be paid at the holders' election on March 31, 2003 and of which approximately $0.5 million could be required to be paid at the elections on September 30, 2003. Blue Dot did not make the payments due on March 31, 2003 and is attempting to negotiate extensions, repayment terms or other arrangements to satisfy these obligations with the appropriate parties.

        In connection with its issuance of shares of Class C Common Stock, Blue Dot entered into certain call option agreements and call and put option agreements giving Blue Dot the right to repurchase these shares. Both types of agreements permit Blue Dot to acquire such Class C Common Stock at a price that will vary, and may be greater or less than the original issuance price, based upon the performance of a designated Blue Dot operating unit over a specific period of time. The call and put option agreements also give the holders of the Class C Common Stock the right to put these shares to Blue Dot at their adjusted book value if there has not been an initial public offering of Blue Dot by a specified date. In addition, certain of the call and put option agreements give the holders that receive shares of Class A Common Stock upon the conversion of their Class C Common Stock in an initial public offering the right to put their Class A Common Stock to Blue Dot at the lesser of the initial public offering price and the market price at the time of the put shortly after the initial public offering occurs. These arrangements provide for payments in cash and in certain instances cash and/or shares of NorthWestern stock that have been registered for resale. The maximum aggregate amount of the call price for all of these arrangements was approximately $50.0 million as of December 31, 2002. As of

March 1, 2003, Blue Dot had exercised or was deemed to have exercised its right to purchase 8,512,500 shares of Class C Common Stock with an aggregate call price of approximately $2.0 million on March 31, 2003 and 8,750,000 shares of Class C Common Stock with an aggregate call price of approximately $4.4 million on June 30, 2003. Blue Dot did not make the payment on March 31, 2003 and is attempting to negotiate extensions, repayment terms or other arrangements to satisfy these obligations with the appropriate parties.

        If Blue Dot does not exercise its call right and the holders do not exercise their put right with respect to the Class C Common Stock, the holders of the Class C Common Stock will retain these shares and these shares will be converted into shares of Class A Common Stock of Blue Dot with a value that is equal to the call price in the event of an initial public offering. In addition, these holders may also be entitled to receive certain payments under earnout arrangements that were put in place at the time the Class C Common Stock was issued. These earnout payments will vary depending upon the performance of the designated operating unit associated with the shares. In each case, the maximum earnout payment that may be required to be paid by Blue Dot equals or exceeds the original issuance price of the Class C Common Stock. The maximum aggregate amount of earnout payments that may be required under these arrangements is approximately $42.0 million as of December 31, 2002. These earnout arrangements provide for payments in cash, cash and preferred stock of Blue Dot, and/or shares of NorthWestern stock that have been registered for resale. Any preferred stock of Blue Dot that is issued in connection with these arrangements may be exchanged by the holder for cash (or shares of NorthWestern stock that has been registered for resale) at a predetermined exchange rate at the holder's election under certain additional exchange agreements.

        NorthWestern Growth Corporation may be required to purchase or cause the purchase of shares of Blue Dot Class A Common Stock and/or Blue Dot Series B Preferred Stock and/or other classes or series of Blue Dot stock in an amount sufficient to permit Blue Dot to effect its exchange obligations under all of its exchange agreements and honor its payment obligations under certain call and put option agreements (including the payments that might be required of Blue Dot under the various call options, if the call options are exercised, the payments under the put options, if the put options are exercised, and under certain earn-out arrangements) under certain circumstances. Blue Dot has requested that NorthWestern Growth Corporation provide Blue Dot with the funds necessary to perform these obligations. However, NorthWestern has indicated that no additional funds will be provided to Blue Dot while NorthWestern pursues strategic alternatives for Blue Dot, including the sale or disposition of the business or its assets.

        The maximum aggregate amount of payments that may be required of Blue Dot under the call option agreements, call and put option agreements, or earn out payments is approximately $50.0 million as of December 31, 2002. Blue Dot currently has a $6.0 million liability accrued related to call notices issued on certain call option agreements.

  Employment Contracts

        Several, but not all, of our senior executive officers have comprehensive employment agreements with terms through 2003 to 2006. The employment agreements contain non-compete, confidentiality, and change in control provisions. The agreements also include base salary amounts for the current year and annual incentive plan and long-term incentive plan provisions tied to the success of the organization. The agreements generally provide termination benefits if employment by NorthWestern terminates for any reason (other than death, disability, retirement at age 65 or such earlier age that the

Board approves, or discharge for gross misconduct in the performance of employment duties that materially injures NorthWestern) within the specified term of the agreement and after a "change in control" or "major transaction" event. A change in control event generally occurs if a person acquires 20% or more of the voting power of NorthWestern's securities. A major transaction event occurs if the shareholders of NorthWestern approve a merger or consolidation in which less than two-thirds of the Board of NorthWestern continue to serve, a plan of liquidation of NorthWestern, or a sale or disposition of all or substantially all of NorthWestern's assets. As part of the termination benefits, NorthWestern must pay the executive officer a lump sum payment (or, at the executive's election, deferred payments) generally equal to the executive's base salary and the higher of the most recent annual or three-year average annual short term and long term incentive compensation plus the annual value of all benefits provided for in the agreement, all multiplied times the remaining term of the agreement plus one year. NorthWestern must pay the officer, or his or her estate in the event of death, a lump sum amount equal to the actuarial equivalent of the additional retirement benefits that would have been due under NorthWestern's retirement plan, if employment had continued for the period for which the benefits referred to in the preceding sentence are payable. To the extent that such benefits are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1954, as amended (the "Code"), with respect to excess "parachute payments" under Section 180G of the Code, NorthWestern will be responsible for such tax. The termination benefits under these agreements are to be provided regardless of whether an executive officer is able to obtain other employment. The remaining obligations under these employment agreements in the ordinary course, excluding a change in control, was approximately $16.0 million at December 31, 2002.

  Performance Bonds

        Expanets has various performance bonds and guarantees in place to cover the installation of equipment and inventory purchases. The maximum potential payout under these performance bonds is $49.9 million as of December 31, 2002. Expanets currently has a $2.6 million liability accrued related to one guaranty.

        Blue Dot has various performance bonds in place to cover the installation of equipment. The maximum potential payout under these performance bonds is $14.3 million as of December 31, 2002.

  Letters of Credit

        We have various letter of credit requirements and other collateral obligations of approximately $48.1 million at December 31, 2002.

  Environmental Liabilities

        We are subject to numerous state and federal environmental regulations. The Clean Air Act Amendments of 1990 (the Act) stipulate limitations on sulfur dioxide and nitrogen oxide emissions from coal-fired power plants. We believe we can comply with such sulfur dioxide emission requirements at our generating plants and that we are in compliance with all presently applicable environmental protection requirements and regulations. We are also subject to other environmental statutes and regulations including matters related to former manufactured gas plant sites. The range of exposure for environmental remediation obligations is estimated to be $36.5 million to $93.0 million. We have an environmental reserve of $36.5 million at December 31, 2002, primarily related to liabilities from our

Montana operations. When losses from costs of environmental remediation obligations from our utility operations are probable and reasonably estimable, we charge these costs against the established reserve.

  Legal Proceedings

        Prior to 1999, Montana Power Company was the principal, vertically integrated electric utility in the state of Montana, owning and operating generation, transmission and distribution facilities as well as operating a telecommunication business and other non-regulated assets such as oil and gas, coal, and independent power businesses. In 1999, Montana Power sold its power generating assets to PP&L Montana, LLC. Thereafter, Montana Power's subsidiary Entech, Inc. undertook a series of sales of Montana Power's non-regulated energy businesses (i.e., its coal, oil and natural gas businesses), and its out-of-state independent power-production business, to several third parties (collectively, the "Entech Sales"). The sale of the power generating assets and the Entech Sales took place over a period of time from December 1999 to April 2001.

        On August 16, 2001, eight individuals filed a lawsuit in Montana State District Court, entitled McGreevey, et al. v. Montana Power Company, et al., DV-01-141, 2nd Judicial District, Butte-Silver Bow County, MT, naming The Montana Power Company, all of its outside directors and certain officers, PPL Montana, and Goldman Sachs as defendants (the "Litigation"), alleging that Montana Power and its directors and officers and investment bankers had a legal obligation and/or a fiduciary duty to obtain shareholder approval before consummating the sale of the electric generation assets to PPL Montana. The plaintiffs further allege that because the Montana Power shareholders did not vote to approve the sale, the sale of the generation assets is void and PPL Montana is holding these assets in constructive trust for the shareholders. Alternatively, the plaintiffs allege that Montana Power shareholders should have been allowed to vote on the sale of the generation assets and, if an appropriate majority vote was obtained in favor of the sale, the objecting shareholders should have been given dissenters' rights. The plaintiffs have amended the complaint to add Milbank Tweed (legal advisors to Montana Power and Touch America), The Montana Power, L.L.C., Touch America Holdings, Inc. and the purchasers of the energy-related assets and have claimed that Montana Power and the other defendants engaged in a series of integrated transactions to sell all or substantially all of its assets and deprive the shareholders of a vote.

        After denying the original defendants' motions to dismiss the complaint, upon plaintiffs' motion, the court certified a class consisting of shareholders of record as of December 1999. The court has also, upon plaintiffs' motion, added Clark Fork and Blackfoot LLC as a successor to The Montana Power Company and NorthWestern as an additional defendant as a result of the transfer of substantially all of the assets and liabilities from NorthWestern Energy LLC to NorthWestern. Recently, the case has been removed to federal court in Montana upon a petition by Milbank Tweed. Plaintiffs filed a motion to remand the action to state court. The parties are briefing the remand motion and the federal court after a hearing will decide whether or not the case remains in federal court. It is the position of all defendants that The Montana Power Company and its former directors and officers have fully complied with their statutory and fiduciary duties and no shareholder vote was required. Accordingly, all defendants are defending the suit vigorously. We also believe that we have both substantive and procedural defenses to this action and accordingly, we will vigorously defend against any assertion to the effect that NorthWestern Energy LLC or NorthWestern has any liability in this matter.

        In September 2000, Montana Power established Touch America Holdings, Inc. as a new holding company with four subsidiaries, The Montana Power, L.L.C., Touch America, Inc., Tetragenics

Company and Entech LLC (referred to as the "Restructuring"). Entech Inc. was merged into Entech LLC and the ownership of Entech LLC was distributed by The Montana Power, L.L.C. to Touch America Holdings, Inc. Montana Power was merged into The Montana Power, L.L.C. and an exchange of Montana Power common stock for Touch America Holdings, Inc. common stock on a one-for-one basis occurred. Certain assets and liabilities of Montana Power subsequently were transferred to Touch America Holdings, Inc. Pursuant to a Unit Purchase Agreement signed on or about September 29, 2000, NorthWestern acquired the former electric and gas transmission and distribution business of Montana Power by purchasing the sole unit membership interest in The Montana Power, L.L.C. Subsequently, the Company renamed The Montana Power, L.L.C. as Northwestern Energy LLC. In November 2002, NorthWestern and NorthWestern Energy LLC entered into an Asset and Stock Transfer Agreement whereby NorthWestern acquired substantially all of NorthWestern Energy LLC's assets. Finally, NorthWestern Energy LLC was renamed again on November 20, 2002 to become Clark Fork and Blackfoot, L.L.C.

        Clark Fork and Blackfoot, L.L.C. and NorthWestern believe that no shareholder vote was required for any of the transactions in question and that the shareholders had an opportunity to vote on the Touch America restructuring and NorthWestern's acquisition, which was fully approved by a supermajority of The Montana Power Company's shareholders in September 2001. In the event that Clark Fork and Blackfoot, L.L.C. or NorthWestern faces liability, we believe that we have an indemnification claim against Touch America for adverse consequences resulting from that liability. In light of the financial difficulties experienced by the telecommunications industry, we are uncertain as to the ability of Touch America to satisfy its contractual indemnification claim arising from this litigation. At this early stage, however, we cannot predict the ultimate outcome of this matter or how it may affect our combined financial position, results of operations or cash flows.

        In 1999, Montana Power entered into an Asset Purchase Agreement with PPL Montana pursuant to which Montana Power agreed to sell, among other assets, its portion of the 500-kilovolt transmission system associated with Colstrip Units 1, 2, and 3 for $97.1 million, subject to the receipt of required regulatory approvals. As part of the Touch America reorganization described above, The Montana Power, L.L.C. acquired Montana Power's rights under the Asset Purchase Agreement. In September 2002, Clark Fork and Blackfoot, L.L.C. brought suit in Montana State District Court to compel PPL Montana to perform its obligations under the Asset Purchase Agreement and to recover damages. The case has been removed to the Federal District Court in Butte, Montana. We have filed a motion for partial summary judgment on the issue of specific performance of PPL Montana's obligation to complete the purchase. That motion has been fully briefed and is awaiting decision. NorthWestern believes its claims are meritorious and we intend to vigorously prosecute this litigation. At this early stage of the litigation, however, we cannot predict the ultimate outcome of this matter or how it may affect our financial position, results of operations, or cash flows.

        On or about March 7, 2003, plaintiff Dana Ross, individually and on behalf of a class of all others similarly situated, filed a complaint alleging breach of fiduciary duty and violations of federal securities fraud laws (including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder) against Merle D. Lewis (the former Chairman and Chief Executive Officer of the Company), Kipp D. Orme (the Company's Vice President-Finance and Chief Financial Officer), and the Company. The lawsuit is entitled Dana Ross, et al. v. Merle D. Lewis, et al.; Case No. CIV03-4049, In the United States District Court of South Dakota, Southern Division. The putative class consists of all public investors who purchased common stock of NorthWestern from August 2, 2000 to December 13, 2002. Plaintiffs allege that defendants misrepresented NorthWestern's business operations and financial performance, overstated NorthWestern's revenue and earnings, among other things, by maintaining insufficient reserves for accounts receivables at Expanets, failed to disclose billing problems and lapses and data conversion problems, and failed to make full disclosures of problems (including the billing and data conversion issues) arising from the implementation of Expanets' EXPERT system. Plaintiffs' complaint alleges that NorthWestern's public statements, omissions, and failures to maintain adequate accounts receivables reserves artificially inflated NorthWestern's earnings and stock price, and that the class has been damaged as a result. The action seeks unspecified compensatory damages, rescission, and attorneys fees and costs as well as accountants and experts fees. The lawsuit has not yet been served. Given that it was only recently filed, we are not able to assess the likely outcome or risk of an adverse decision in this matter.

        We and our partner entities are parties to various other pending proceedings and lawsuits, but in the judgment of our management, the nature of such proceedings and suits and the amounts involved do not depart from the routine litigation and proceedings incident to the kinds of business we conduct, and management believes that such proceedings will not result in any material adverse impact on us.

  Other Items

        We have a guaranty obligation to a shareholder with a maximum potential liability of $1.2 million. We also have a financial commitment related to certain vehicles under operating leases by Expanets and Blue Dot, in the event of default and subsequent failure to cure such default. At December 31, 2002 the amount of this financial commitment is approximately $24.7 million.

20.    Capital Stock

        In December 1996, our Board of Directors declared, pursuant to a shareholders' rights plan, a dividend distribution of one Right on each outstanding share of our common stock. Each Right becomes exercisable, upon the occurrence of certain events, at an exercise price of $50 per share, subject to adjustment. The Rights are currently not exercisable and will be exercisable only if a person or group of affiliated or associated persons ("Acquiring Person") either acquires ownership of 15% or more of our common stock or commences a tender or exchange offer that would result in ownership of 15% or more. In the event we are acquired in a merger or other business combination transaction or 50% or more of our consolidated assets or earnings power are sold, each Right entitles the holder to receive such number of shares of common stock of the Acquiring Person having a market value of two times the then current exercise price of the Right. The Rights, which expire in December 2006, are redeemable in whole, but not in part, at a price of $.005 per Right, at our option at any time until any Acquiring Person has acquired 15% or more of our common stock.

        In October 2002, we completed a common stock offering of 10,000,000 shares. The offering resulted in net proceeds of $81.0 million and the funds were used to reduce short-term debt. In October 2001 we completed a common stock offering of 3,680,000 shares. The offering resulted in net proceeds of $74.9 million and the funds were used to redeem certain subsidiary equity arrangements and for general corporate purposes, including reducing debt. We also issued 33,480 shares of common stock in 2001 under a restricted stock plan with a fair value at date of issuance of $0.7 million. The stock vests over a four-year period and compensation expense is recognized ratably over the vesting period. Compensation expense for the year ended December 31, 2002 and 2001 of $0.5 million and $0.2 million, respectively, has been recognized. Consistent with our turnaround plan to increase liquidity and reduce debt, the Board of Directors decided to terminate the historical practice of paying an annual cash dividend. We do not anticipate paying any cash dividends for the foreseeable future. In addition, we are currently prohibited from paying dividends on our common stock under Delaware law. Our senior credit facility also prohibits the payment of dividends during any period of default under the agreement. We are not currently in default under our senior credit facility. To the extent that payment of a cash dividend on our common stock becomes permissible under Delaware law, we would only be able to pay a cash dividend on our common stock to the extent that all required distributions on our mandatorily redeemable preferred securities of trusts had been made.

        We are authorized to issue 1,000,000 shares of $100 par cumulative preferred stock. As of December 31, 2001, there were 37,500 shares outstanding of which 26,000 were 4 1/2% Series and 11,500 were 6 1/2% Series, all of the shares of which were redeemed during 2002.

        We are authorized to issue a maximum of 1,000,000 shares of preference stock at a par value of $50 per share. No preference shares have been issued.

        Treasury stock held by us represents shares held by our deferred compensation plan (see Note 14). 174,016 shares reflected at cost were held at December 31, 2002.

21.    Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts

Series	Par Value	Shares	2002	2001
			(in thousands)
8.125%	$25	1,300,000	$32,500	$32,500
7.2%	$25	2,200,000	55,000	55,000
8.25%	$25	4,270,000	106,750	100,000
8.10%	$25	4,440,000	111,000	—
8.45% Montana Power	$25	2,600,000	65,000	—

		14,810,000	$370,250	$187,500

        We have established four wholly owned, special-purpose business trusts, NWPS Capital Financing I, NorthWestern Capital Financing I, NorthWestern Capital Financing II and NorthWestern Capital Financing III, to issue common and preferred securities and hold Subordinated Debentures that we issue. The sole assets of these trusts are the investments in Subordinated Debentures. The trusts use the interest payments received on the Subordinated Debentures to make quarterly cash distributions on the preferred securities. These Subordinated Debentures are unsecured and subordinated to all of our other liabilities and rank equally with the guarantees related to the other trusts. We guarantee payment of the dividends on the preferred securities only if we have made the required interest payments on the Subordinated Debentures held by the trusts. In addition, we own all of the common securities of each trust, equivalent to approximately 3% of the capital of each trust. Five years from the date of each issuance, we have the option of redeeming some or all of the Subordinated Debentures at 100% of their principal amount plus any accrued interest to the date of redemption. All of the Subordinated Debentures have a 30-year maturity period.

        Montana Power had established Montana Power Capital I (Trust) as a wholly owned business trust to issue common and preferred securities and hold Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) that we issue. Outstanding at December 31, 2002 were $2.6 million units of 8.45 percent Cumulative Quarterly Income Preferred Securities, Series A (QUIPS), which are due in 2036. Holders of the QUIPS are entitled to receive quarterly distributions at an annual rate of 8.45 percent of the liquidation preference value of $25 per security. The Trust will use interest payments received on the Subordinated Debentures that it holds to make the quarterly cash distributions on the QUIPS.

        We can wholly redeem the Subordinated Debentures at any time, or partially redeem the Subordinated Debentures from time to time. We also can wholly redeem the Subordinated Debentures if certain events occur before that time. Upon repayment of the Subordinated Debentures at maturity or early redemption, the Trust Securities must be redeemed. In addition, we can terminate the Trust at any time and cause the pro rata distribution of the Subordinated Debentures to the holders of the Trust Securities.

        Besides our obligations under the Subordinated Debentures, we have agreed to certain Back-up Undertakings. We have guaranteed, on a subordinated basis, payment of distributions on the Trust Securities, to the extent the Trust has funds available to pay such distributions. We also have agreed to pay all of the expenses of the Trust. Considered together with the Subordinated Debentures, the Back-up Undertakings constitute a full and unconditional guarantee of the Trust's obligations under the QUIPS. We are the owner of all the common securities of the Trust, which constitute 3 percent of the aggregate liquidation amount of all the Trust Securities.

22.    Subsequent Events

        In December 2002, we entered into a commitment for a $390 million senior secured term loan. We received net proceeds after payment of financing costs and fees of $366.0 million under this term loan in February 2003. We repaid $259.6 million outstanding under the existing $280 million Bank Credit Facility. Upon extinguishment of the Bank Credit Facility, we also expensed $2.7 million of unamortized deferred financing costs. The remaining proceeds of the term loan will be utilized to provide working capital and for other general corporate purposes. The term loan requires us to maintain financial covenants and is secured by first mortgage bonds covering certain of our electric and gas assets. The term loan matures in December 2006, provides for quarterly principal and interest payments, and bears interest at a variable rate, subject to an interest rate floor of 8.50%.

        On March 14, 2003, Expanets and Avaya restructured their relationship and resolved all outstanding issues between the parties relating to certain operating issues and disputes with respect to customer data migration, and customer data and billing management services stemming from the GEM transaction. The principal terms of the new arrangement are:

  •
  The outstanding principal balance on the Expanets Credit Facility of approximately $27 million has been extended and is now due in three equal installments of approximately $9 million on each of January 1, April 1 and July 1, 2004. No new borrowings are permitted under the facility and our repurchase obligation will remain in place until the balance is fully paid.

  •
  Avaya has cancelled Expanets' subordinated note in the face amount of $35 million due 2005. The subordinated note was non-interest bearing and had a carrying value of $27 million as of December 31, 2002.

  •
  Expanets and Avaya revised their agreement in which Avaya will provide services support for the Expanets Technical Assistance Center.

  •
  Avaya relinquished all of its equity interests in Expanets represented by two series of preferred stock.

23.    Segment and Related Information

        We operate our business in five reporting segments: (i) electric utility operations; (ii) natural gas utility operations; (iii) communications; (iv) heating, ventilation and air conditioning, or HVAC, and plumbing related services; and (v) all other, which primarily consists of our other miscellaneous service and non-energy related operations and activities that are not included in the other identified segments, together with the unallocated corporate costs and investments, and any eliminating amounts.

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

2002	Total Electric and Natural Gas	Communications	HVAC	All Other	Total
Operating revenues	$775,369	$710,452	$471,824	$33,864	$1,991,509
Cost of sales	338,731	444,534	306,666	5,478	1,095,409
Gross margin	436,638	265,918	165,158	28,386	896,100
Selling, general, and administrative	230,203	314,025	166,296	61,102	771,626
Goodwill and other impairment charges	—	288,741	301,653	35,729	626,123
Depreciation	61,439	26,238	7,933	2,957	98,567
Amortization of goodwill and other intangibles	—	28,813	586	19	29,418
Operating income (loss)	144,996	(391,899)	(311,310)	(71,421)	(629,634)
Interest expense	(81,149)	(30,903)	(487)	(16,997)	(129,536)
Investment income and other	2,709	—	123	(8,214)	(5,382)
Income (loss) before taxes and minority interests	66,556	(422,802)	(311,674)	(96,632)	(764,552)
Benefit (provision) for taxes	(10,190)	(22,780)	(9,071)	42,839	798
Income (loss) before minority interests	$56,366	$(445,582)	$(320,745)	$(53,793)	$(763,754)
Total assets	$2,078,245	$333,609	$105,272	$155,799	$2,672,925

2001	Total Electric and Natural Gas	Communications	HVAC	All Other	Total
Operating revenues	$251,208	$1,032,033	$423,803	$16,934	$1,723,978
Cost of sales	142,112	648,036	267,978	11,230	1,069,356
Gross margin	109,096	383,997	155,825	5,704	654,622
Selling, general, and administrative	42,284	431,477	145,954	22,664	642,379
Depreciation	16,428	13,518	9,148	1,942	41,036
Amortization of goodwill and other intangibles	—	35,647	7,245	269	43,161
Restructuring charge	4,499	5,906	7,239	7,272	24,916
Operating income (loss)	45,885	(102,551)	(13,761)	(26,443)	(96,870)
Interest expense	(8,692)	(17,330)	(3,835)	(19,391)	(49,248)
Investment income and other	306	683	204	6,830	8,023
Income (loss) before taxes and minority interests	37,499	(119,198)	(17,392)	(39,004)	(138,095)
Benefit (provision) for taxes	(11,857)	32,190	3,830	18,307	42,470
Income (loss) before minority interests	$25,642	$(87,008)	$(13,562)	$(20,697)	$(95,625)
Total assets	$369,915	$775,186	$386,249	$226,491	$1,757,841
2000	Total Electric and Natural Gas	Communications	HVAC	All Other	Total
Operating revenues	$181,309	$1,104,034	$408,829	$15,302	$1,709,474
Cost of sales	88,156	740,553	260,975	10,800	1,100,484
Gross margin	93,153	363,481	147,854	4,502	608,990
Selling, general, and administrative	39,211	350,926	129,447	16,853	536,437
Depreciation	15,919	7,614	7,901	1,328	32,762
Amortization of goodwill and other intangibles	—	29,552	5,891	38	35,481
Operating income (loss)	38,023	(24,611)	4,615	(13,717)	4,310
Interest expense	(7,760)	(4,019)	(4,877)	(21,326)	(37,982)
Investment income and other	(194)	508	401	8,266	8,981
Income (loss) before taxes and minority interests	30,069	(28,122)	139	(26,777)	(24,691)
Benefit (provision) for taxes	(9,819)	8,323	(2,404)	10,367	6,467
Income (loss) before minority interests	$20,250	$(19,799)	$(2,265)	$(16,410)	$(18,224)
Total assets	$368,308	$729,063	$378,711	$125,178	$1,601,260

	2002		2001		2000
	Electric	Natural Gas	Electric	Natural Gas	Electric	Natural Gas
Operating revenues	$535,043	$240,326	$106,995	$144,213	$86,575	$94,734
Cost of sales	205,607	133,124	23,052	119,060	16,782	71,374
Gross margin	329,436	107,202	83,943	25,153	69,793	23,360
Selling, general and administrative	169,439	60,764	27,734	14,550	25,397	13,814
Depreciation	48,888	12,551	13,193	3,235	12,663	3,256
Restructuring charge	—	—	3,329	1,170	—	—
Operating income	$111,109	$33,887	$39,687	$6,198	$31,733	$6,290

24.    Quarterly Financial Data (Unaudited)

        The following table sets forth certain unaudited financial data for each of the quarters within fiscal 2002 and 2001. The information for 2002 has been derived from our restated consolidated financial statements for the quarters ended March 30, 2002, June 30, 2002 and September 30, 2002. We have filed amended Quarterly Reports on Form 10-Q/A filed in April 2003 for these respective periods, which provide detailed discussion of the restatement adjustments, and in management's opinion, reflects all adjustments necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period. Amounts presented are in thousands, except per share data:

2002	First	Second	Third	Fourth
	(in thousands except per share amounts)
Operating revenues	$456,127	$494,763	$501,401	$539,218
Gross margin	188,715	237,740	244,126	225,519
Operating income (loss)	10,781	16,979	23,311	(680,705)
Net loss before Extraordinary Item	(32,683)	(13,893)	(55,362)	(748,557)
Extraordinary Item, net of tax	(13,447)	—	—	—
Net loss	(46,130)	(13,893)	(55,362)	(748,557)
Average common shares outstanding	27,397	27,397	27,397	36,636
Loss per average common share (basic and diluted):+
Net income (loss) from continuing operations	$0.04	$(0.60)	$0.26	$(20.62)
Discontinued operations	(1.46)	(0.19)	(2.04)	(0.02)
Extraordinary loss on debt extinguishment	(0.49)	—	—	—
Net loss	(1.68)	(0.51)	(2.02)	(20.43)
Loss on common stock	$(1.91)	$(0.79)	$(2.30)	$(20.64)
Dividends per share	$.3175	$.3175	$.3175	$.3175
Stock price:
High	$23.64	$22.30	$16.90	$9.79
Low	$20.35	$14.20	$8.40	$4.30
Quarter-end close	$22.00	$16.95	$9.76	$5.08

2001
Operating revenues		$477,592		$476,846		$398,705		$370,835
Gross margin		$155,144		$188,838		$165,597		$145,043
Operating income (loss)		$(37,102)		$(3,235)		$(12,134)		$(19,479)
Net income		$18,389		$10,780		$10,272		$5,091
Average common shares outstanding		23,433		23,669		23,706		26,724
Income (loss) per average common share (basic): +
Income from continuing operations		$0.56		$0.54		$0.59		$0.21
Discontinued operations		0.22		(0.09)		(0.16)		(0.02)
Net income		0.78		0.46		0.43		0.19
Earnings on common stock		$0.71		$0.38		$0.36		$0.12
Income (loss) per average common share (diluted): +
Income from continuing operations		$0.56		$0.54		$0.59		$0.21
Discontinued operations		0.22		(0.09)		(0.16)		(0.02)
Net income		0.78		0.46		0.43		0.19
Earnings on common stock		$0.70		$0.38		$0.36		$0.12
Dividends per share	$	..2975	$	..2975	$	..2975	$	..3175
Stock price:
High		$25.65		$26.75		$23.10		$22.35
Low		$21.63		$21.75		$20.90		$18.25
Quarter-end close		$24.50		$22.40		$22.00		$21.05

+
The quarterly per share amounts do not total to the annual per share amounts due to the effect of common stock issuances during the year.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
of NorthWestern Corporation

        We have audited the consolidated financial statements of NorthWestern Corporation (the Company) as of December 31, 2002 and 2001, and for each of the two years in the period ended December 31, 2002, and have issued our report thereon dated April 4, 2003, which expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, described in Note 4. Such consolidated financial statements and report are included elsewhere in this Annual Report on Form 10-K. Our audits also included the 2002 and 2001 financial statement schedules of the Company listed in Item 15 (a)(2).

        This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such 2002 and 2001 financial statement schedules, when considered in relation to the 2002 and 2001 basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein. The financial statement schedule of the Company as of and for the year ended December 31, 2000, before adjustments as discussed in Note 3 to the financial statement schedule, was audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on this financial statement schedule in their report dated February 1, 2002, that such financial statement schedule for 2000, when considered in relation to the 2000 basic consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.

        As discussed above, the financial statement schedule of the Company as of and for the year ended December 31, 2000, was audited by other auditors who have ceased operations. As described in Note 3 to the financial statement schedule, the Company made adjustments to the 2000 balances to reflect the Company's interest in CornerStone Propane Partners, LP as a discontinued operation, and the amounts disclosed in the financial statement schedule have been restated to conform to the composition of the 2002 and 2001 financial statement schedules. We audited the adjustments that were applied to the restated disclosures reflected in the financial statement schedule for 2000. Our procedures included (1) comparing the adjustment amounts of uncollectible accounts and reorganization/restructuring liabilities of acquired businesses related to the discontinued operations of CornerStone Propane Partners, LP obtained from management, and (2) testing the mathematical accuracy of the reconciliations by applying the adjustments to the amounts previously reported. In our opinion, such adjustments have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the financial statement schedule for 2000 of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the financial statement schedule for 2000 taken as a whole.

DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
April 4, 2003

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

NORTHWESTERN CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions(2)	Balance End of Period
FOR THE YEAR ENDED DECEMBER 31, 2002 (in thousands)
RESERVES DEDUCTED FROM APPLICABLE ASSETS
Uncollectible accounts	$11,363	$44,595	$1,675	$(42,366)	$15,267
OTHER DEFERRED CREDITS
Reserve for decommission costs	$10,868	$520	—	—	$11,388
Reorganization/restructuring liabilities of acquired businesses	$3,051	—	—	$(3,051)	$—
Restructuring liability	$19,339	—	—	$(15,924)	$3,415
FOR THE YEAR ENDED DECEMBER 31, 2001 (in thousands)
RESERVES DEDUCTED FROM APPLICABLE ASSETS
Uncollectible accounts	$8,777	$13,447	$745	$(11,606)	$11,363
OTHER DEFERRED CREDITS
Reserve for decommission costs	$10,349	$519	—	—	$10,868
Reorganization/restructuring liabilities of acquired businesses	$6,885	—	$2,043	$(5,877)	$3,051
Restructuring liability	—	$24,916	—	$(5,577)	$19,339
FOR THE YEAR ENDED DECEMBER 31, 2000 (in thousands)(3)
RESERVES DEDUCTED FROM APPLICABLE ASSETS
Uncollectible accounts	$4,548	$7,363	$1,788	$(4,922)	$8,777
OTHER DEFERRED CREDITS
Reserve for decommission costs	$9,877	$472	—	—	$10,349
Reorganization/restructuring liabilities of acquired businesses	$9,900	—	$654	$(3,668)	$6,885

(1)
Recorded via allocation of purchase price to fair value of assets and liabilities of acquired businesses.

(2)
Utilization of previously recorded balances.

(3)
Adjustments have been made to the 2000 balances to reflect our interest in CornerStone Propane Partners LP as a discontinued operation. The amounts disclosed in these balances have been restated to conform to the composition of the 2002 and 2001 financial statement schedules.

Index to Exhibits

Exhibit Number	Description of Document
2.1(a)*	Unit Purchase Agreement, dated as of September 29, 2000, among NorthWestern Corporation, Touch America Holdings, Inc. and The Montana Power Company with respect to all outstanding membership interests in The Montana Power, L.L.C. (incorporated by reference to Exhibit (10)(a)(1) of NorthWestern Corporation's Current Report on Form 8-K, dated August 21, 2001, Commission File No. 0-692).
2.1(b)*
Amendment No. 1 to the Unit Purchase Agreement, dated as of June 21, 2001 (incorporated by reference to Exhibit (10)(a)(2) of NorthWestern Corporation's Current Report on Form 8-K, dated August 21, 2001, Commission File No. 0-692).
3.1*
Restated Certificate of Incorporation of NorthWestern Corporation, dated November 9, 2000 (incorporated by reference to Exhibit 3(a) of NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 0-692).
3.2**	By-Laws of NorthWestern Corporation, as amended, dated January 5, 2003.
4.1(a)*
General Mortgage Indenture and Deed of Trust, dated as of August 1, 1993, from NorthWestern Corporation to The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(a) of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 1993, Commission File No. 0-692).
4.1(b)*
Supplemental Indenture, dated as of August 15, 1993, from NorthWestern Corporation to The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(b) of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 1993, Commission File No. 0-692).
4.1(c)*
Supplemental Indenture, dated as of August 1, 1995, from NorthWestern Corporation to The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(b) of NorthWestern Corporation's Current Report on Form 8-K, dated August 30, 1995, Commission File No. 0-692).
4.1(d)*
Supplemental Indenture, dated as of February 1, 2003, from NorthWestern Corporation to JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.3 of NorthWestern Corporation's Current Report on Form 8-K, dated February 10, 2003, Commission File No. 0-692).
4.2(a)*
Preferred Securities Guarantee Agreement, dated as of August 3, 1995, between NorthWestern Corporation and Wilmington Trust Company (incorporated by reference to Exhibit 1(d) of NorthWestern Corporation's Current Report on Form 8-K, dated August 30, 1995, Commission File No. 0-692).
4.2(b)*	Declaration of Trust of NWPS Capital Financing I (incorporated by reference to Exhibit 4(d) of NorthWestern Corporation's Current Report on Form 8-K, dated August 30, 1995, Commission File No. 0-692).
4.2(c)*
Amended and Restated Declaration of Trust of NWPS Capital Financing I (incorporated by reference to Exhibit 4(e) of NorthWestern Corporation's Current Report on Form 8-K, dated August 30, 1995, Commission File No. 0-692).
4.2(d)*
Preferred Securities Guarantee Agreement, dated as of November 18, 1998, between NorthWestern Corporation and Wilmington Trust Company (incorporated by reference to Exhibit 4(g) of NorthWestern Corporation's Registration Statement on Form 8-A (Amendment No. 1), dated December 3, 1998, Commission File No. 001-14623).

4.2(e)*
Certificate of Trust of NorthWestern Capital Financing I (incorporated by reference to Exhibit 4(b)(11) of NorthWestern Corporation's Registration Statement on Form S-3, dated July 2, 1998, Commission File No. 333-58491).
4.2(f)*
Amended and Restated Declaration of Trust of NorthWestern Capital Financing I (incorporated by reference to Exhibit 4(e) of NorthWestern Corporation's Registration Statement on Form 8-A (Amendment No. 1), dated December 3, 1998, Commission File No. 001-14623).
4.2(g)*
Preferred Securities Guarantee Agreement, dated as of December 21, 2001, between NorthWestern Corporation and Wilmington Trust Company (incorporated by reference to Exhibit 4.7 of NorthWestern Corporation's Registration Statement on Form 8-A, dated December 21, 2001, Commission File No. 001-16843).
4.2(h)*
Restated Certificate of Trust of NorthWestern Capital Financing II (incorporated by reference to Exhibit 4(b)(12) of NorthWestern Corporation's Registration Statement on Form S-3, dated July 2, 1998, Commission File No. 333-58491).
4.2(i)*
Amended and Restated Declaration of Trust of NorthWestern Capital Financing II (incorporated by reference to Exhibit 4.4 of NorthWestern Corporation's Registration Statement on Form 8-A, dated December 21, 2001, Commission File No. 001-16843).
4.2(j)*
Preferred Securities Guarantee Agreement, dated as of January 31, 2002, between NorthWestern Corporation and Wilmington Trust Company (incorporated by reference to Exhibit 4.6 of NorthWestern Corporation's Registration Statement on Form 8-A, dated February 1, 2002, Commission File No. 001-31229).
4.2(k)*
Restated Certificate of Trust of NorthWestern Capital Financing III (incorporated by reference to Exhibit 4(b)(13) of NorthWestern Corporation's Registration Statement on Form S-3, dated July 2, 1998, Commission File No. 333-58491).
4.2(l)*
Amended and Restated Declaration of Trust of NorthWestern Capital Financing III (incorporated by reference to Exhibit 4.3 of NorthWestern Corporation's Registration Statement on Form 8-A, dated February 1, 2002, Commission File No. 001-16843).
4.2(m)*
Form of Guarantee Agreement, between The Montana Power Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(d) of The Montana Power Company's Registration Statement on Form S-3, dated October 18, 1996, Commission File No. 333-14369).
4.2(n)**	Assumption of Guarantee Agreement, dated as of February 13, 2002, by The Montana Power, L.L.C. in favor of The Bank of New York, as trustee.
4.2(o)**	Assumption Agreement (QUIPs Guarantee), dated as of November 15, 2002, by between NorthWestern Energy, L.L.C., as assignor, and NorthWestern Corporation, as assignee.
4.2(p)*
Form of Trust Agreement of Montana Power Capital I (incorporated by reference to Exhibit 4(a) of The Montana Power Company's Registration Statement on Form S-3, dated October 18, 1996, Commission File No. 333-14369).
4.2(q)**	Assignment and Assumption Agreement (QUIPs Agreements), dated as of November 15, 2002, by between NorthWestern Energy, L.L.C., as assignor, and NorthWestern Corporation, as assignee.
4.2(r)*
Form of Amended and Restated Trust Agreement of Montana Power Capital I (incorporated by reference to Exhibit 4(b) of The Montana Power Company's Registration Statement on Form S-3, dated October 18, 1996, Commission File No. 333-14369).

4.2(s)*
Subordinated Debt Securities Indenture, dated as of August 1, 1995, between NorthWestern Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4(f) of the Company's Current Report on Form 8-K, dated August 30, 1995, Commission File No. 0-692).
4.2(t)*
First Supplemental Indenture to the Subordinated Debt Securities Indenture, dated as of August 1, 1995 (incorporated by reference to Exhibit 4(g) of NorthWestern Corporation's Current Report on Form 8-K, dated August 30, 1995, Commission File No. 0-692).
4.2(u)*
Second Supplemental Indenture to the Subordinated Debt Securities Indenture, dated as of November 15, 1998 (incorporated by reference to Exhibit 4(f) of NorthWestern Corporation's Registration Statement on Form 8-A (Amendment No. 1), dated December 3, 1998, Commission File No. 001-14623).
4.2(v)*
Third Supplemental Indenture to the Subordinated Debt Securities Indenture, dated as of December 21, 2001 (incorporated by reference to Exhibit 4.6 of NorthWestern Corporation's Registration Statement on Form 8-A, dated December 21, 2001, Commission File No. 001-16843).
4.2(w)*
Fourth Supplemental Indenture to the Subordinated Debt Securities Indenture, dated as of January 31, 2002 (incorporated by reference to Exhibit 4.6 of NorthWestern Corporation's Registration Statement on Form 8-A, dated February 1, 2002, Commission File No. 001-31229).
4.2(x)*
Form of Indenture, between The Montana Power Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(c) of The Montana Power Company's Registration Statement on Form S-3, dated October 18, 1996, Commission File No. 333-14369).
4.2(y)**	First Supplemental Indenture to the Indenture, dated as of February 13, 2002, between The Montana Power, L.L.C. and The Bank of New York, as trustee.
4.2(z)**	Second Supplemental Indenture to the Indenture, dated as of August 13, 2002, between The Montana Power, L.L.C. and The Bank of New York, as trustee.
4.2(aa)**
Third Supplemental Indenture to the Indenture, dated as of November 15, 2002, between NorthWestern Corporation (successor to NorthWestern Energy, L.L.C., formerly known as The Montana Power, L.L.C.) and The Bank of New York, as trustee.
4.3(a)*
Indenture, dated as of November 1, 1998, between NorthWestern Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4(b)(8) of NorthWestern Corporation's Registration Statement on Form S-3, dated July 12, 1999, Commission File No. 333-82707).
4.3(b)*
First Supplemental Indenture to the Indenture, dated as of November 1, 1998 (incorporated by reference to Exhibit 4(b)(9) of NorthWestern Corporation's Registration Statement on Form S-3, dated July 12, 1999, Commission File No. 333-82707).
4.3(c)*
Second Supplemental Indenture to the Indenture, dated as of March 13, 2002 (filed as Exhibit 4(f)(3) to NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-692).
4.4(a)*
Sale Agreement, dated as of June 1, 1993, between NorthWestern Corporation and Mercer County, North Dakota, related to the issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993 (incorporated by reference to Exhibit 4(b)(1) of NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 0-692).

4.4(b)*
Loan Agreement, dated as of June 1, 1993, between NorthWestern Corporation and Grant County, South Dakota, related to the issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993A (incorporated by reference to Exhibit 4(b)(2) of NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 0-692).
4.4(c)*
Loan Agreement, dated as of June 1, 1993, between NorthWestern Corporation and Grant County, South Dakota, related to the issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993B (incorporated by reference to Exhibit 4(b)(3) of NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 0-692).
4.4(d)*
Loan Agreement, dated as of June 1, 1993, between NorthWestern Corporation and the City of Salix, Iowa, related to the issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993 (incorporated by reference to Exhibit 4(b)(4) of NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 0-692).
4.4(e)**
Loan Agreement, dated as of May 1, 1993, between The Montana Power Company and the City of Forsyth, Montana, related to the issuance of City of Forsyth Pollution Control Revenue Bonds Series 1993A due 2023.
4.4(f)**
1993A First Supplemental Loan Agreement, dated as of September 21, 2001, between The Montana Power Company and the City of Forsyth, Montana, related to the issuance of City of Forsyth Pollution Control Revenue Bonds Series 1993A due 2023.
4.4(g)**	Assumption Agreement of The Montana Power, L.L.C. to Bank One, as Trustee, dated as of February 13, 2002, related to the City of Forsyth Pollution Control Revenue Bonds Series 1993A due 2023.
4.4(h)**
Assignment and Assumption Agreement (PCRB 1993A Loan Agreement), between NorthWestern Energy, L.L.C., as Assignor, and NorthWestern Corporation, as Assignee, dated as of November 15, 2002, related to the City of Forsyth Pollution Control Revenue Bonds Series 1993A due 2023.
4.4(i)**
Loan Agreement, dated as of December 1, 1993, between The Montana Power Company and the City of Forsyth, Montana, related to the issuance of City of Forsyth Pollution Control Revenue Bonds Series 1993B due 2023.
4.4(j)**
1993B First Supplemental Loan Agreement, dated as of September 21, 2001, between The Montana Power Company and the City of Forsyth, Montana, related to the issuance of City of Forsyth Pollution Control Revenue Bonds Series 1993A due 2023.
4.4(k)**	Assumption Agreement of The Montana Power, L.L.C. to Bank One, as Trustee, dated as of February 13, 2002, related to the City of Forsyth Pollution Control Revenue Bonds Series 1993B due 2023.
4.4(l)**
Assignment and Assumption Agreement (PCRB 1993B Loan Agreement), between NorthWestern Energy, L.L.C., as Assignor, and NorthWestern Corporation, as Assignee, dated as of November 15, 2002, related to the City of Forsyth Pollution Control Revenue Bonds Series 1993A due 2023.
4.5(a)*
First Mortgage and Deed of Trust, dated as of October 1, 1945, by The Montana Power Company in favor of Guaranty Trust Company of New York and Arthur E. Burke, as trustees (incorporated by reference to Exhibit 7(e) of The Montana Power Company's Registration Statement, Commission File No. 002-05927).

4.5(b)*
Thirteenth Supplemental Indenture to the Mortgage and Deed of Trust, dated as of December 1, 1991 (incorporated by reference to Exhibit 4(a)-14 of The Montana Power Company's Registration Statement on Form S-3, dated December 16, 1992, Commission File No. 033-55816).
4.5(c)*
Fourteenth Supplemental Indenture to the Mortgage and Deed of Trust, dated as of January 1, 1993 (incorporated by reference to Exhibit 4(c) of The Montana Power Company's Registration Statement on Form S-8, dated June 17, 1993, Commission File No. 033-64576).
4.5(d)*
Fifteenth Supplemental Indenture to the Mortgage and Deed of Trust, dated as of March 1, 1993 (incorporated by reference to Exhibit 4(d) of The Montana Power Company's Registration Statement on Form S-8, dated June 17, 1993, Commission File No. 033-64576).
4.5(e)*
Sixteenth Supplemental Indenture to the Mortgage and Deed of Trust, dated as of May 1, 1993 (incorporated by reference to Exhibit 99(a) of The Montana Power Company's Registration Statement on Form S-3, dated September 13, 1993, Commission File No. 033-50235).
4.5(f)*
Seventeenth Supplemental Indenture to the Mortgage and Deed of Trust, dated as of December 1, 1993 (incorporated by reference to Exhibit 99(a) of The Montana Power Company's Registration Statement on Form S-3, dated December 5, 1994, Commission File No. 033-56739).
4.5(g)*
Eighteenth Supplemental Indenture to the Mortgage and Deed of Trust, dated as of August 5, 1994 (incorporated by reference to Exhibit 99(b) of The Montana Power Company's Registration Statement on Form S-3, dated December 5, 1994, Commission File No. 033-56739).
4.5(h)*
Nineteenth Supplemental Indenture to the Mortgage and Deed of Trust, dated as of December 16, 1999 (incorporated by reference to Exhibit 99 of The Montana Power Company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-04566).
4.5(i)*
Twentieth Supplemental Indenture to the Mortgage and Deed of Trust, dated as of November 1, 2001 (incorporated by reference to Exhibit 4(u) of NorthWestern Energy, L.L.C.'s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 001-31276).
4.5(j)*
Twenty-first Supplemental Indenture to the Mortgage and Deed of Trust, dated as of February 13, 2002 (incorporated by reference to Exhibit 4(v) of NorthWestern Energy, L.L.C.'s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 001-31276).
4.5(k)*
Twenty-second Supplemental Indenture to the Mortgage and Deed of Trust, dated as of November 15, 2002 (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 10, 2003, Commission File No. 0-692).
4.5(l)*
Twenty-third Supplemental Indenture to the Mortgage and Deed of Trust, dated as of February 1, 2002 (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation's Current Report on Form 8-K, dated February 10, 2003, Commission File No. 0-692).
4.6(a)*
Form of Indenture, dated as of December 1, 1989, between The Montana Power Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4-A to The Montana Power Company's Registration Statement on Form S-3, dated November 24, 1989, Commission File No. 033-32275).

4.6(b)**	First Supplemental Indenture to the Indenture, dated as of February 13, 2002.
4.6(c)**	Second Supplemental Indenture to the Indenture, dated as of November 15, 2002.
4.7(a)**	Natural Gas Funding Trust Indenture, dated as of December 22, 1998, between MPC Natural Gas Funding Trust, as Issuer, and U.S. Bank National Association, as Trustee.
4.7(b)**	Natural Gas Funding Trust Agreement, dated as of December 11, 1998, among The Montana Power Company, Wilmington Trust Company, as trustee, and the Beneficiary Trustees party thereto.
4.7(c)**	Transition Property Purchase and Sale Agreement, dated as of December 22, 1998, between MPC Natural Gas Funding Trust and The Montana Power Company.
4.7(d)**	Transition Property Servicing Agreement, dated as of December 22, 1998, between MPC Natural Gas Funding Trust and The Montana Power Company.
4.7(e)**
Assumption Agreement regarding the Transition Property Purchase Agreement and the Transition Property Servicing Agreement, dated as of February 13, 2002, by The Montana Power, L.L.C. to MPC Natural Gas Funding Trust.
4.7(f)**
Assignment and Assumption Agreement (Natural Gas Transition Documents), dated as of November 15, 2002, by and between NorthWestern Energy, L.L.C., as assignor, and NorthWestern Corporation, as assignee.
4.8(a)*
Rights Agreement, dated as of December 11, 1996, between NorthWestern Corporation and Norwest Bank Minnesota, N.A. as Rights Agent (incorporated by reference to Exhibit 4(c)(5) of NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-692).
4.8(b)*
First Amendment to Rights Agreement, dated as of August 21, 2000, between NorthWestern Corporation and Wells Fargo Bank Minnesota, N.A., (formerly Norwest Bank Minnesota, N.A.), as Rights Agent (incorporated by reference to Exhibit 4(c)(6) of NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 2000).
10.1(a)†*
NorthWestern Corporation Traditional Pension Equalization Plan, as amended and restated, effective as of January 1, 2000 (incorporated by reference to Exhibit 10(a)(2) of NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-692).
10.1(b)†*
NorthWestern Corporation Cash Balance Supplemental Executive Retirement Plan, effective as of January 1, 2000 (incorporated by reference to Exhibit 10(a)(3) of NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-692).
10.1(c)†*
NorthSTAR Annual Incentive Plan, for all eligible employees, as amended as of May 4, 1999 (incorporated by reference to Exhibit 10(a)(4) of NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-692).
10.1(d)†*
NorthWestern Executive Performance Plan, effective as of May 2, 2000 (incorporated by reference to Exhibit 10(a)(5) of NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 0-692).
10.1(e)†*
NorthWestern Stock Option and Incentive Plan, as amended as of January 16, 2001 (incorporated by reference to Exhibit 10(a)(6) of NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 0-692)

10.1(f)†*
Deferred Compensation Plan for Non-employee Directors, adopted as of November 6, 1985 (incorporated by reference to Exhibit 10(g)(2) of NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 0-692).
10.1(g)†*
Supplemental Variable Investment Plan, as amended and restated as of January 1, 2000 (filed as Exhibit 10(a)(7) to NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-692).
10.1(h)†*
Comprehensive Employment Agreement and Investment Program for Merle D. Lewis, dated as of June 1, 2000 (incorporated by reference to Exhibit 10.1 of NorthWestern Corporation's Current Report on Form 8-K/A (Amendment No. 1), dated December 14, 2001, Commission File No. 0-692).
10.1(i)†**	Retirement Agreement, effective as of December 31, 2002, by and between NorthWestern Corporation and Merle D. Lewis.
10.1(j)†*
Comprehensive Employment Agreement and Equity Plan Participation Program for Richard R. Hylland, dated as of March 1, 2001 (incorporated by reference to Exhibit 10.2 of NorthWestern Corporation's Current Report on Form 8-K/A (Amendment No. 1), dated December 14, 2001, Commission File No. 0-692).
10.1(k)†*
Comprehensive Employment Agreement and Equity Plan Participation Program for Daniel K. Newell, dated as of March 1, 2001 (incorporated by reference to Exhibit 10.3 of NorthWestern Corporation's Current Report on Form 8-K/A (Amendment No. 1), dated December 14, 2001, Commission File No. 0-692).
10.1(l)†*
Comprehensive Employment Agreement and Equity Plan Participation Program for Michael J. Hanson, dated as of March 1, 2001 (incorporated by reference to Exhibit 10.4 of NorthWestern Corporation's Current Report on Form 8-K/A (Amendment No. 1), dated December 14, 2001, Commission File No. 0-692).
10.1(m)†*
Comprehensive Employment Agreement and Equity Plan Participation Program for Eric R. Jacobsen, dated as of March 1, 2001 (incorporated by reference to Exhibit 10.7 of NorthWestern Corporation's Current Report on Form 8-K/A (Amendment No. 1), dated December 14, 2001, Commission File No. 0-692).
10.1(n)†*
Supplemental Income Security Plan for Directors, Officers and Managers, as amended and restated effective as of July 1, 1999 (incorporated by reference to Exhibit 10.8 of NorthWestern Corporation's Current Report on Form 8-K/A (Amendment No. 1), dated December 14, 2001, Commission File No. 0-692).
10.1(o)†*
Form of "Tier 1" Termination Benefits Upon Change in Control Agreement (incorporated by reference to Exhibit 10(a) of The Montana Power Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Commission File No. 1-4566).
10.1(p)†*
Form of "Tier 2" Termination Benefits Upon Change in Control Agreement (incorporated by reference to Exhibit 10(b) of The Montana Power Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Commission File No. 1-4566).
10.1(q)†*
Form of "Tier 3" Termination Benefits Upon Change in Control Agreement (incorporated by reference to Exhibit 10(c) of The Montana Power Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Commission File No. 1-4566).
10.1(r)†**	NorthWestern Capital Partners LLC Limited Liability Company Agreement, dated as of September 30, 1999.
10.1(s)†**	Form of Put Option Agreement, dated as of September 30, 1999.

10.2(a)*
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
10.2(b)*
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
10.2(c)*
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
10.2(d)*
Credit Agreement, dated as of December 17, 2002, between NorthWestern Corporation and Credit Suisse First Boston, as administrative agent, lead arranger and sole book runner (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated February 10, 2003, Commission File No. 0-692).
10.2(e)*
Amendment No. 1 to Credit Agreement, dated as of January 8, 2003, between NorthWestern Corporation and Credit Suisse First Boston, as administrative agent, lead arranger and sole book runner (incorporated by reference to Exhibit 99.3 of NorthWestern Corporation's Current Report on Form 8-K, dated February 10, 2003, Commission File No. 0-692).
10.2(f)*
Amendment No. 2 to Credit Agreement, dated as of February 10, 2003, among NorthWestern Corporation, Credit Suisse First Boston, as administrative agent, lead arranger and sole book runner, and the banks and other financial institutions parties thereto (incorporated by reference to Exhibit 99.4 of NorthWestern Corporation's Current Report on Form 8-K, dated February 10, 2003, Commission File No. 0-692).
10.2(g)*
Bond Collateral Agreement, dated as of February 10, 2003, between NorthWestern Corporation and Credit Suisse First Boston, acting through its Cayman Islands Branch, as collateral agent (incorporated by reference to Exhibit 99.5 of NorthWestern Corporation's Current Report on Form 8-K, dated February 10, 2003, Commission File No. 0-692).
10.3(a)*
Credit and Security Agreement, dated as of March 31, 2001, between Expanets, Inc. and Avaya Inc. (and NorthWestern Corporation with respect to Section 7.3 only) (filed as Exhibit 10(d)(1) to NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 Commission File No. 0-692).
10.3(b)*
First Amendment to Credit and Security Agreement, dated as of August 1, 2001, between Expanets, Inc. and Avaya Inc. (acknowledged by NorthWestern Corporation) (filed as Exhibit 10(d)(2) to NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. Commission File No. 0-692).

10.3(c)*
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
10.3(d)**
Third Amendment to Credit and Security Agreement, dated as of March 5, 2003, between Expanets, Inc. (and several affiliates of Expanets) and Avaya Inc. (and NorthWestern Corporation with respect to Sections 1 and 6 only)
10.4(a)**	Credit and Security Agreement, dated as of August 30, 2002, between Blue Dot Services Inc. and U.S. Bank, N.A.
12.1**	Statement Regarding Computation of Earnings to Fixed Charges.
21**	Subsidiaries of NorthWestern Corporation.
23.1**	Consent of Independent Public Accountants
23.2**	Notice Regarding Consent of Arthur Andersen LLP
24**	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
99.1***	Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2***	Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Management contract or compensatory plan or arrangement.

*
Incorporated by reference.

**
Filed herewith.

***
Pursuant to Commission Release No. 33-8212, this certification will be treated as "accompanying" this Annual Report on Form 10-K and not "filed" as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

        All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and, therefore, have been omitted.

QuickLinks

NORTHWESTERN CORPORATION FORM 10-K INDEX
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Part I
  ITEM 1. BUSINESSES
  ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
Part II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Part III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
Part IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
CERTIFICATION PURSUANT TO 17 CFR 240. 13a-14 PROMULGATED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
NORTHWESTERN CORPORATION CONSOLIDATED STATEMENTS OF INCOME (LOSS)
NORTHWESTERN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
NORTHWESTERN CORPORATION CONSOLIDATED BALANCE SHEETS
NORTHWESTERN CORPORATION CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY (DEFICIT)
INDEPENDENT AUDITORS' REPORT
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS NORTHWESTERN CORPORATION AND SUBSIDIARIES
Index to Exhibits