Form 10-Q
period 2003-03-31
NORTHWESTERN CORP
filed 2003-05-15
CIK 73088

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 14, 2003, 37,680,095 shares of the registrant's common stock, par value $1.75 per shares were outstanding.

NORTHWESTERN CORPORATION
FORM 10-Q

INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        On one or more occasions, we may make statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included herein relating to management's current expectations of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

        Words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "targets," "will likely result," "will continue" or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our expectations will be achieved. Factors that may cause such differences include, but are not limited to:

  •
  our success in implementing our turnaround plan, which is dependent upon receiving significant proceeds from the sale of non-core assets;

  •
  if we are unable to significantly reduce our debt, restructure our debt or obtain additional capital, then our ability to fund our operations and service our substantial indebtedness will be adversely affected;

  •
  risks regarding the shareholder class action lawsuit relating to the disposition of the energy assets by The Montana Power Company, including our acquisition of the electric and natural gas transmission and distribution business formerly held by The Montana Power Company, together with ERISA litigation regarding The Montana Power Company ESOP and 401(k) plan;

  •
  risks of existing shareholder and derivative litigation and additional litigation and regulatory action in connection with the restatement of our 2002 quarterly financial statements and the potential liability from any such litigation or regulatory action;

  •
  our ability to address and fully correct inadequacies or material weaknesses in our internal controls and thereafter to maintain an effective internal controls structure;

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

  •
  unscheduled outages, maintenance or repairs;

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

        We have attempted to identify, in context, certain of the factors that we believe may cause actual future experiences and results to differ materially from our current expectation regarding the relevant matter of subject area. In addition to the items specifically discussed above, our business and results of operations are subject to the uncertainties described under the caption "Risk Factors" which is a part of the disclosure included in Item 2 of this Quarterly Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, Proxy Statements on Schedule 14A, press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this report on Form 10-Q, our reports on Forms 10-K and 8-K, Proxy Statements on Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Form 10-Q, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Form 10-Q or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

        We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the Commission on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHWESTERN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	March 31, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$96,714	$45,263
Restricted cash	45,357	28,081
Accounts receivable, net	269,158	275,740
Inventories	75,466	84,041
Regulatory assets	15,580	15,430
Other	87,628	63,529
Assets held for sale	42,665	42,665
Current assets of discontinued operations	7,122	10,273

Total current assets	639,690	565,022
Property, Plant, and Equipment, Net	1,248,385	1,253,746
Goodwill	400,095	400,095
Other Intangible Assets, Net	112,101	118,144
Other:
Investments	76,022	85,236
Regulatory assets	199,190	201,075
Deferred tax asset	3,000	—
Other	77,055	58,239
Noncurrent assets of discontinued operations	57	32

Total assets	$2,755,595	$2,681,589

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Current maturities of long-term debt	$42,427	$57,878
Accounts payable	112,083	100,065
Accrued expenses	307,613	316,346
Regulatory liabilities	17,058	32,236
Current liabilities of discontinued operations	5,121	7,399

Total current liabilities	484,302	513,924
Long-term Debt	1,807,331	1,704,016
Deferred Income Taxes	—	173
Noncurrent Regulatory Liabilities	35,004	35,002
Other Noncurrent Liabilities	496,145	503,961

Total liabilities	2,822,782	2,757,076
Commitments and Contingencies (Note 15)
Minority Interests	9,040	10,340
Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts	370,250	370,250
Shareholders' Deficit:
Common stock, par value $1.75; authorized 50,000,000 shares; issued and outstanding 37,396,762	65,444	65,444
Paid-in capital	304,862	304,781
Treasury stock, 187,412 and 174,016 shares at cost	(3,559)	(3,560)
Retained deficit	(808,686)	(818,605)
Accumulated other comprehensive loss	(4,538)	(4,137)

Total shareholders' deficit	(446,477)	(456,077)

Total liabilities and shareholders' deficit	$2,755,595	$2,681,589

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31
	2003	2002
OPERATING REVENUES	$563,192	$440,669
COST OF SALES	315,365	257,716

GROSS MARGIN	247,827	182,953
OPERATING EXPENSES
Selling, general and administrative	183,188	143,269
Depreciation	21,339	19,630
Amortization of intangibles	6,043	7,071

TOTAL OPERATING EXPENSES	210,570	169,970

OPERATING INCOME	37,257	12,983
Interest Expense	(44,297)	(24,801)
Gain (Loss) on Debt Extinguishment	27,292	(20,688)
Investment Income and Other	63	695

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interests	20,315	(31,811)
Benefit (Provision) for Income Taxes	(332)	12,149

Income (Loss) From Continuing Operations Before Minority Interests	19,983	(19,662)
Minority Interests in Net Loss of Consolidated Subsidiaries	—	14,914

Income (Loss) from Continuing Operations	19,983	(4,748)
Discontinued Operations, Net of Taxes and Minority Interests	(2,591)	(41,382)

Net Income (Loss)	17,392	(46,130)
Minority Interests on Preferred Securities of Subsidiary Trusts	(7,473)	(6,225)
Dividends on Preferred Stock	—	(48)

Earnings (Loss) on Common Stock	$9,919	$(52,403)

Average Common Shares Outstanding	37,397	27,397
Earnings (Loss) per Average Common Share:
Continuing operations	$0.33	$(0.40)
Discontinued operations	(0.07)	(1.51)

Basic	$0.26	$(1.91)

Diluted Earnings (Loss) per Average Common Share:
Continuing operations	$0.33	$(0.40)
Discontinued operations	(0.07)	(1.51)

Diluted	$0.26	$(1.91)

        The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31
	2003	2002
Operating Activities:
Net Income (Loss)	$17,392	$(46,130)
Items not affecting cash:
Depreciation	21,339	19,630
Amortization	6,043	7,071
Loss on discontinued operations	2,591	41,382
(Gain) Loss on debt extinguishment	(27,292)	20,688
Deferred income taxes	(3,173)	291
Minority interests in net losses of consolidated subsidiaries	—	(14,914)
Changes in current assets and liabilities, net of acquisitions:
Restricted cash	(17,276)	(2,249)
Accounts receivable	6,582	(66,027)
Inventories	8,575	24,725
Other current assets	(24,099)	6,512
Accounts payable	12,018	(23,676)
Accrued expenses	(2,895)	17,232
Change in regulatory assets	1,735	(7,296)
Change in regulatory liabilities	(15,176)	574
Other, net	(1,609)	175

Cash flows used in continuing operations	(15,245)	(22,012)

Change in net assets of discontinued operations	(1,743)	(2,123)

Cash flows used in operating activities	(16,988)	(24,135)

Investment Activities:
Property, plant and equipment additions	(16,558)	(12,344)
Proceeds from sale of assets	580	—
Purchase of investments	(36,126)	(8,370)
Proceeds from sale of investments	44,960	357
Acquisitions, net of cash received	—	(482,982)

Cash flows used in investing activities	(7,144)	(503,339)

Financing Activities:
Dividends on common and preferred stock	—	(8,746)
Minority interest on preferred securities of subsidiary trusts	(7,473)	(6,225)
Issuance of long-term debt	393,337	719,118
Issuance of preferred securities of subsidiary trusts	—	117,750
Repayment of long-term debt	(33,451)	(31,514)
Line of credit repayments, net	(251,122)	(144,951)
Financing costs	(24,908)	(36,028)
Subsidiary repurchase of minority interests	(800)	(8,697)
Proceeds from termination of hedge	—	7,878

Cash flows provided by financing activities	75,583	608,585

Increase in Cash and Cash Equivalents	51,451	81,111
Cash and Cash Equivalents, beginning of period	45,263	37,158

Cash and Cash Equivalents, end of period	$96,714	$118,269

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income Taxes	$4,693	$(6,220)
Interest	48,998	18,496
Non-cash transactions:
Note payable to settle employment contract	$5,838	$—
Debt assumed in acquisitions	—	511,121
Assets acquired in exchange for debt	—	237
Interest capitalized for internally developed software	—	1,297

        The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Reference is made to Notes to Financial Statements Included in the Company's Annual Report)

(1) Management's Statement

        The consolidated financial statements for the interim periods included herein have been prepared by NorthWestern Corporation (the "Corporation" or "we"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods indicated. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

(2) Nature of Operations and Recent Developments

        We are one of the largest providers of electricity and natural gas in the Upper Midwest and Northwest, serving approximately 598,000 customers in Montana, South Dakota and Nebraska. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 through our energy division, NorthWestern Energy, formerly NorthWestern Public Service. On February 15, 2002, we completed the acquisition of the electric and natural gas transmission and distribution business of The Montana Power Company, or Montana Power. As a result of the acquisition, from February 15, 2002 through November 15, 2002, we distributed electricity and natural gas in Montana through our wholly owned subsidiary, NorthWestern Energy, L.L.C. Effective November 15, 2002, we transferred the energy and natural gas transmission and distribution operations of NorthWestern Energy, L.L.C. to NorthWestern Corporation, and since that date, we have operated its business as part of our NorthWestern Energy division. We are operating our utility business under the common name "NorthWestern Energy" in all our service territories. The former NorthWestern Energy, L.L.C. has been renamed "Clark Fork and Blackfoot, L.L.C."

        We also have made significant investments in three primary non-energy businesses; Expanets, Inc., or Expanets, a provider of networked communications and data services and solutions to small to mid-sized businesses nationwide, Blue Dot Services Inc., or Blue Dot, a nationwide provider of air conditioning, heating, plumbing and related services; and, through November 1, 2002, we held an economic equity interest in a subsidiary that serves as the managing general partner of CornerStone Propane Partners, L.P., or CornerStone, a publicly traded limited partnership that is a retail propane and wholesale energy related commodities distributor.

        In February 2003, we outlined the elements of a turnaround plan intended to strengthen our balance sheet and improve our financial performance. Absent proceeds from the sale of non-core assets, significant improvements in the operating results of our non-energy businesses, restructuring of our debt or raising additional capital, we will not have the ability to materially reduce our debt, and our ability to fund our operations and service our substantial indebtedness will be adversely affected and we would become insolvent. For our utility only operations, which therefore excludes Blue Dot,

Expanets, and all other unregulated entities, and absent proceeds from the sale of non-core assets, we estimate the following for the years 2003 and 2004 ($ are approximate and in millions):

	2003	2004
Cash flows from operating activities(1)	$(20)	$80
Cash flows used in investing activities(2)	(60)	(60)
Cash flows provided by (used) in financing activities(3)	32	(39)

Increase (decrease) in cash and cash equivalents	$(48)	$(19)

(1)
The 2003 amount includes a use of cash for working capital changes of approximately $85 million and cash interest payments of approximately $140 million. The 2004 amount includes use of cash for working capital changes of approximately $5 million and cash interest payments of approximately $140 million. Our estimates continue to assume normal weather patterns. Due in part to recent credit rating downgrades, we have experienced reduced vendor credit terms, including in some cases, prepayment or deposit requirements. Our cash flows from operating activities estimates have been reduced to assume the ongoing reduction of vendor credit terms consistent with the recent trend. We may experience additional reductions in credit terms beyond what we are estimating to include increased prepayment or deposit requirements, and in the event this occurs, our cash flows from operating activities could be further reduced from the amounts reflected above.

(2)
These amounts are comprised of capital expenditures.

(3)
These amounts are comprised of the following:

	2003	2004
Net proceeds — Senior secured term loan	$366	$—
Repayment of outstanding debt and retirement of letters-of-credit with proceeds from senior secured loan	(280)	—
Distributions on mandatorily redeemable preferred securities of trusts	(30)	(30)
Other debt payments	(24)	(9)

Cash flows provided by (used in) financing activities	$32	$(39)

        We have the right to defer payment of our distributions on our mandatorily redeemable preferred securities of trusts for up to 20 consecutive quarters. The payment of the upcoming distributions is under review and while our Board of Directors has not yet made a formal decision, it is likely that such payments will be deferred.

        Based on our current plans and business conditions, we expect that our available cash, cash equivalents and investments, together with amounts generated from operations, should be sufficient to meet our cash requirements for 2003. However, due to a decrease in cash and cash equivalents during 2003 and 2004, we believe that we may need additional funding sources or proceeds from the sale of non-core assets (as discussed below), during 2004 or early in 2005. Commencing in 2005, we face substantial debt reduction payments. Absent the receipt of significant proceeds from the sale of non-core assets, the raising of additional capital or a restructuring of our debt, we will not have the ability to reduce our debt or meet our maturing debt obligations. Even if we are successful in selling some or all of our non-core assets, we will have to restructure our debt or seek new capital prior to 2005.

        We are taking steps to improve the financial position of the Company, including focusing on our core electric and natural gas utility business and committing to the reduction of our debt. We have suspended the declaration and payment of common stock dividends, which represented approximately $38 million in distributions in 2002. We do not anticipate paying any cash dividends for the foreseeable future. In addition, we are currently prohibited from paying dividends on our common stock under Delaware law. Our senior secured term loan also prohibits the payment of dividends during any period of default under the agreement. We are not currently in default under our senior secured term loan. To the extent that payment of a cash dividend on our common stock becomes permissible under Delaware law, we would only be able to pay a cash dividend on our common stock to the extent that all required distributions on our mandatorily redeemable preferred securities of trusts has been made.

        We are seeking to enforce a contract for the sale of our Colstrip transmission line, and propose to sell certain of our non-core assets, including our Montana First Megawatts project. We are also reviewing strategic options for Expanets and Blue Dot, including the sale or disposition of each of these businesses or their assets. We will not make any additional significant investments in, or commitments to, Expanets and Blue Dot while we examine strategic alternatives for the two businesses. In addition, in January 2003 the Montana Public Service Commission (MPSC) restricted our ability to make additional investments or commitments to our non-regulated businesses to $10 million in the aggregate unless we obtain prior approval. We intend to use any future proceeds from sales of non-core assets and surplus cash, if any, from operations to pay down debt. We have engaged a financial advisor to assist us in negotiating the sale of Expanets and Blue Dot.

        In February 2003, we closed and received funds from a $390.0 million senior secured term loan. The net proceeds of $366.0 million, after payment of financing costs and fees, were used to repay $259.6 million outstanding under the existing $280.0 million bank credit facility and existing outstanding letters-of-credit. The remaining proceeds of the term loan will be utilized to provide working capital and for other general corporate purposes. In addition, our new $390.0 million senior secured term loan does not include any adverse rating triggers, and its covenants are linked to the performance of our core utility operations and generally excludes all of our non-energy businesses. As an additional financing source, we are also seeking to obtain financing secured by the accounts receivable of our utility operations.

        On March 13, 2003, Expanets and Avaya restructured their relationship and, in exchange for mutual releases, resolved all outstanding issues between the parties. The principal terms of the new arrangement are: (i) Avaya has cancelled the Expanets subordinated note in the face amount of $35 million due 2005 (this note was non-interest bearing and had a carrying value of $27.3 million); (ii) Avaya relinquished all of its equity interests in Expanets represented by two series of preferred stock; (iii) the outstanding balance on the credit facility of approximately $27 million was further extended and is now due in three equal installments of approximately $9 million on each of January 1, April 1, and July 1, 2004; and (iv) Expanets and Avaya revised their agreement to reduce the costs payable by Expanets for Avaya's support services for the Expanets Technical Assistance Center.

(3) Basis of Consolidation and Minority Interests

        The accompanying consolidated financial statements include our accounts together with those of our wholly and majority-owned or controlled subsidiaries. The financial statements of Expanets, Blue Dot and CornerStone (CornerStone is only through November 1, 2002) are included in the accompanying consolidated financial statements by virtue of the voting and control rights, and therefore included in references to "subsidiaries". All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. The operations of CornerStone and our interest in CornerStone have been reflected in the consolidated financial statements as Discontinued Operations (see Note 6 for further discussion).

        Substantially all acquisitions by Expanets and Blue Dot have involved the issuance of common and preferred stock in those subsidiaries to the sellers of the acquired businesses. Our investments in Expanets and Blue Dot are principally in the form of senior preferred stock with voting control and a liquidation preference over the common stock. We are required to consolidate the financial results of Expanets and Blue Dot because of our voting control. The common and preferred stock issued to third parties in connection with acquisitions creates minority interests which are junior to our preferred stock interests and against which operating losses have been allocated.

        The income or loss allocable to minority interests will vary depending on the underlying profitability of the consolidated subsidiaries. Losses allocable to minority interests, which include the effect of dividends on the outstanding preferred stock that we owned and applicable allocations from us, are charged to minority interests. Corporate allocations relate to certain services we provide to our subsidiaries for management services, including insurance, administrative support for employee benefits, transaction structuring, financial analysis, tax services and information technology. There were no corporate allocations to Blue Dot for the three months ended March 31, 2003. Corporate allocations to Blue Dot were $1.2 million for the three months ended March 31, 2002. Corporate allocations to Expanets were $0.8 million and $1.1 million for the three months ended March 31, 2003 and 2002, respectively. The decreases reflect decreased services provided by NorthWestern, which have been eliminated or are now performed and directly expensed by each entity. Losses are allocated to minority interests to the extent they do not exceed the minority interest in the equity capital of the subsidiary, after giving effect for any exchange agreements. Losses in excess of the minority interests are allocated to us.

        No losses were allocated to Minority Interests for the three months ended March 31, 2003. Losses allocated to Minority Interests were $14.9 million for the three months ended March 31, 2002. Minority Interests balances were $9.0 million at March 31, 2003, and $10.3 million at December 31, 2002. We will recognize future losses of the subsidiaries to the extent these losses exceed the Minority Interest balance after the effect of exchange agreements. Based on the capital structures of Expanets and Blue Dot at March 31, 2003, all future losses at Expanets and Blue Dot will be allocated to us.

(4) Acquisitions

        On February 15, 2002, we completed the acquisition of Montana Power's energy transmission and distribution business for $478.0 million in cash and the assumption of $511.1 million in existing debt and mandatorily redeemable preferred securities of subsidiary trusts (net of cash received). Acquisition costs were approximately $24.8 million. We completed this acquisition to expand our presence in the energy market. As a result of the acquisition, we are now a provider of natural gas and electricity to approximately 598,000 customers in Montana, South Dakota, and Nebraska. Results of our Montana operations have been included in the accompanying consolidated financial statements since the effective date of the acquisition.

        During the second and third quarters of 2002, Blue Dot completed five acquisitions. Consideration paid to the sellers in these acquisitions included cash consideration of $15.6 million and the issuance of Blue Dot common stock. No value has been assigned to the common stock issued for these acquisitions. Maximum contingent payments totaling $11.4 million associated with our 2002 acquisitions may be required based on earnings contingencies over an extended period. To the extent these payments occur, they will be considered an additional cost of the acquired entity.

        The following unaudited pro forma results of consolidated operations for the quarter ended March 31, 2002, give effect as if the acquisitions had occurred as of January 1, 2002 (in thousands, except per share amounts):

Three Months Ended March 31, 2002
Revenues	$514,376
Net Income (Loss)	(36,436)
Basic and diluted earnings (loss) per average common share	(1.56)

        The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of the period, nor are they necessarily indicative of future consolidated results.

(5) Goodwill and Other Intangibles

        A summary of changes in our goodwill for the three months ended March 31, 2003 by business segment, is as follows (in thousands):

	Communications	HVAC	Electric and Natural Gas	All Other	Total
Balance as of December 31, 2002	$—	$—	$395,597	$4,498	$400,095
Goodwill acquired	—	—	—	—	—

Balance as of March 31, 2003	$—	$—	$395,597	$4,498	$400,095

        All other goodwill relates to One Call Locators, which is part of our Montana non-utility operations.

        As of March 31, 2003 and December 31, 2002, our intangible assets, other than goodwill, and related accumulated amortization consisted of the following (in thousands):

	March 31, 2003			December 31, 2002
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortized intangible assets:
Customer lists and other	$205,113	$(93,012)	$112,101	$205,113	$(86,969)	$118,144

        Other amortizable intangibles primarily consist of customer lists and contracts, and assembled workforce resulting from an asset acquisition by Expanets, which are amortized over their estimated periods of benefit.

        Intangible asset amortization expense for the three months ended March 31, 2003 and 2002 was $6.0 million and $7.1 million, respectively. Based on the current amount of intangible assets subject to amortization, estimated amortization expense for each of the succeeding five years is as follows: 2003—$25.2 million; 2004—$22.3 million; 2005—$13.6 million; 2006—$13.6 million; 2007—$13.6 million.

(6) Discontinued Operations

        During the first quarter of 2003, Blue Dot committed to sell 16 non-core locations, of which nine were sold as of March 31, 2003, and the remaining seven were sold in April 2003. Blue Dot received cash proceeds of $1.8 million from the sale of the 16 locations, of which $1.4 million related to the nine non-core locations sold during the quarter ended March 31, 2003. In addition to the cash proceeds, Minority Interest shareholders surrendered 8.1 million shares of Blue Dot Class C Common Stock. The results of all 16 locations have been presented as discontinued operations in the Consolidated Statements of Income (Loss). The Consolidated Balance Sheet as of March 31, 2003, as it relates to discontinued operations, includes only the remaining seven locations sold in April.

        Summary financial information for the Blue Dot non-core locations is as follows (in thousands):

	March 31, 2003	2002 December 31,
Accounts receivable, net	$4,168	$5,707
Other current assets	2,954	4,566

Current assets of discontinued operations	$7,122	$10,273

Other noncurrent assets	$57	$32

Accounts payable	$1,494	$1,715
Other current liabilities	3,627	5,684

Current liabilities of discontinued operations	$5,121	$7,399

	Three months ended
	March 31, 2003	March 31, 2002
Revenues	$13,491	$15,458

Loss from operations before income taxes	(2,721)	(2,203)
Gain on disposal before income taxes	130	—
Income tax benefit	—	821

Loss from discontinued operations, net of income taxes	$(2,591)	$(1,382)

        Effective November 1, 2002, we relinquished our direct and indirect equity interests in CornerStone Propane Partners, L.P. and CornerStone Propane, L.P. We do however own a non-economic voting interest in a limited liability company which owns 100 percent of the stock of the managing general partner of CornerStone. As a result, the assets and liabilities of CornerStone are no longer included in our Consolidated Balance Sheets subsequent to November 1, 2002. Effective November 1, 2002, we no longer reflect the results of CornerStone's operations in the Consolidated Income Statements. The results for CornerStone's operations and impairments related to our investments in and advances to CornerStone for the three months ended March 31, 2002, have been presented as discontinued operations in the Consolidated Statements of Income (Loss).

        On August 20, 2002, NorthWestern purchased the lenders' interest in approximately $19.9 million of CornerStone short-term debt, outstanding under CornerStone's credit facility together with approximately $6.1 million in letters of credit, which NorthWestern had previously guaranteed. No further drawings may be made under this facility. In addition, NorthWestern is owed $13.5 million from CornerStone and NorthWestern also has $9.2 million in letters of credit outstanding on behalf of CornerStone. As of March 31, 2003, the net recorded value of our receivables from and letters of credit exposure related to CornerStone was an aggregate $21.1 million.

        The following is summarized financial information for the discontinued CornerStone operations for the three months ended March 31, 2002 (in thousands):

2002
Revenues	$277,240

Income from operations of CornerStone, net of taxes and minority interests	1,652
Estimated loss on disposal	(41,652)

Loss from discontinued operations, net of income taxes, minority interests and intercompany charges	$(40,000)

(7) Other Comprehensive Income (Loss)

        The Financial Accounting Standards Board defines other comprehensive income (loss) as all changes to the equity of a business enterprise during a period, except for those resulting from transactions with owners. For example, dividend distributions are excepted. Other comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Net income (loss) may include such items as income (loss) from continuing operations, discontinued operations, extraordinary items, and cumulative effects of changes in accounting principles. Other comprehensive income (loss) may include foreign currency translations, adjustments of minimum pension liability, and unrealized gains and losses on certain investments in debt and equity securities. Other comprehensive income (loss) is calculated as follows (in thousands):

	Three Months Ended March 31
	2003	2002
Net Income (Loss)	$17,392	$(46,130)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(380)	23
Foreign currency translation	91	—
Gain on termination of hedge, net of tax of $3,176	—	5,073
Amortization of hedge gain, net of tax of $70	(112)	—

Other Comprehensive Income (Loss)	$16,991	$(41,034)

(8) Restructuring Reserve

        The restructuring charge of $24.9 million recognized in the fourth quarter of 2001 related to certain cost savings initiatives. The Board of Directors approved these initiatives in November 2001. The employee-related termination benefits include severance costs for 474 former employees. Facility closure costs include lease payments for remaining lease terms of unused facilities after closure as well as any early exit costs that we are contractually liable for. We summarize the components of the accrued expenses related to the restructuring charge in our Consolidated Balance Sheets in the following table:

	December 31, 2002	Payments	March 31, 2003
Employee termination benefits	$1,790	$7	$1,783
Facility closure costs	1,625	120	1,505

	$3,415	$127	$3,288

(9) Income Taxes

        The following table reconciles our effective income tax rate to the federal statutory rate:

March 31, 2003
Federal statutory rate	(35.0)%
State income, net of federal provisions	(2.6)
Amortization of investment tax credit	0.8
Minority interest preferred stock	14.9
Dividends received deduction and other investments	0.8
Valuation allowance	19.8
Other, net	(0.6)

(1.9)%

        For the three months ended March 31, 2003, we have not recognized any federal income tax expense due to net operating loss carryforwards. Our income tax expense for the three months ended March 31, 2003 consists entirely of state income taxes payable.

(10) Segment Information

        We operate our business in five reporting segments: (i) electric utility operations; (ii) natural gas utility operations; (iii) communications; (iv) heating, ventilation and air conditioning, or HVAC, and plumbing related services; and (v) all other, which primarily consists of our other miscellaneous service and non-energy related operations and activities that are not included in the other identified segments, together with the unallocated corporate costs and investments, and any eliminating amounts. We combine our electric and natural gas segments in the following schedule principally because items below operating income are not allocated between these segments. The results of these two segments through operating income are presented in the subsequent schedule. The results of operations of our electric and natural gas utility segments and all other operations for the three months ended March 31, 2002, include the results of our Montana operations since February 1, 2002, the effective date of our acquisition.

        The accounting policies of the operating segments are the same as the parent except that the parent allocates some of its operating expenses and interest expense to the operating segments according to a methodology designed by management for internal reporting purposes and involves estimates and assumptions. Financial data for the business segments, excluding discontinued operations, are as follows (in thousands):

Three Months Ended March 31, 2003

	Total Electric and Natural Gas	Communications	HVAC	All Other	Total
Operating Revenues	$286,155	$168,849	$97,704	$10,484	$563,192
Cost of Sales	154,441	95,248	64,958	718	315,365

Gross Margin	131,714	73,601	32,746	9,766	247,827
Selling, general, & administrative	61,692	69,122	34,129	18,245	183,188
Depreciation	16,992	3,586	13	748	21,339
Amortization of intangibles	—	6,043	—	—	6,043

Operating income (loss)	53,030	(5,150)	(1,396)	(9,227)	37,257
Interest expense	(26,153)	(7,431)	(319)	(10,394)	(44,297)
Gain on debt extinguishment	—	27,292	—	—	27,292
Investment income and other	66	258	58	(319)	63

Income (loss) before taxes and minority interests	26,943	14,969	(1,657)	(19,940)	20,315
Benefit (provision) for taxes	(7,012)	4,745	(295)	2,230	(332)

Income (loss) before minority interests	$19,931	$19,714	$(1,952)	$(17,710)	$19,983

Total Assets	$1,854,505	$315,226	$83,232	$495,453	$2,748,416

Capital Expenditures	$15,037	$693	$566	$262	$16,558

Three Months Ended March 31, 2002

	Total Electric and Natural Gas	Communications	HVAC	All Other	Total
Operating Revenues	$173,666	$179,288	$79,025	$8,690	$440,669
Cost of Sales	79,579	122,910	50,415	4,812	257,716

Gross Margin	94,087	56,378	28,610	3,878	182,953
Selling, general, & administrative	39,270	68,341	28,430	7,228	143,269
Depreciation	12,558	4,494	1,875	703	19,630
Amortization of intangibles	—	6,895	169	7	7,071

Operating income (loss)	42,259	(23,352)	(1,864)	(4,060)	12,983
Interest expense	(14,213)	(5,974)	(101)	(4,513)	(24,801)
Loss on debt extinguishment	—	—	—	(20,688)	(20,688)
Investment income and other	283	(1)	14	399	695

Income (loss) before taxes and minority interests	28,329	(29,327)	(1,951)	(28,862)	(31,811)
Benefit (provision) for taxes	(10,448)	10,145	675	11,777	12,149

Income (loss) before minority interests	$17,881	$(19,182)	$(1,276)	$(17,085)	$(19,662)

Total Assets	$1,998,322	$785,752	$357,709	$250,691	$3,392,474

Capital Expenditures	$10,904	$442	$908	$90	$12,344

Three Months Ended March 31

	2003		2002
	Electric	Natural Gas	Electric	Natural Gas
Operating Revenues	$168,208	$117,947	$95,395	$78,271
Cost of Sales	77,155	77,286	31,616	47,963

Gross Margin	91,053	40,661	63,779	30,308
Selling, general & administrative	45,798	15,894	28,888	10,382
Depreciation	13,585	3,407	10,623	1,935

Operating Income	$31,670	$21,360	$24,268	$17,991

(11) New Accounting Standards

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

        We have completed an assessment of the specific applicability and implications of SFAS No. 143. We have identified, but have not recognized, asset retirement obligation, or ARO, liabilities related to our electric and natural gas transmission and distribution assets. Many of these assets are installed on easements over property not owned by us. The easements are generally perpetual and only require retirement action upon abandonment or cessation of use of the property for the specified purpose. The ARO liability is not estimable for such easements as we intend to utilize these properties indefinitely. In the event we decide to abandon or cease the use of a particular easement, an ARO liability would be recorded at that time.

        Our regulated utility operations have, however, previously recognized removal costs of transmission and distribution assets as a component of depreciation in accordance with regulatory treatment. To the extent these amounts do not represent SFAS No. 143 legal retirement obligations, they are to be disclosed upon adoption of the statement. As of March 31, 2003, we have estimated accrued removal costs related to our Montana transmission and distribution operations in the amount of $114.3 million and $4.6 million for our South Dakota and Nebraska operations, all of which are included in accumulated depreciation.

        For our generation properties, we have accrued decommissioning costs since the generating units were first put into service in the amount of $11.5 million, which is classified as a noncurrent regulatory liability.

        SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. It also requires sale-leaseback treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. We adopted SFAS No. 145 on January 1, 2003. As a result of the adoption, effective January 1, 2003, we reclassified the recognition of deferred costs related to interim financing of $20.7 million, incurred for the three months ended March 31, 2002, from an extraordinary loss to gain (loss) on debt extinguishment on the Consolidated Statement of Income (Loss). The related tax benefit of $7.2 million has been reclassified from an extraordinary loss to benefit (provision) for income taxes on the Consolidated Statement of Income (Loss).

        SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, including lease termination costs and certain employee termination benefits that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 will be applied prospectively and is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on our consolidated results of operations, financial position, or cash flows.

        FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued in November 2002. FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted FIN 45 effective December 2002 and the applicable disclosures are reflected in Note 15, "Commitments and Contingencies."

        SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, was issued in December 2002. It provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 is effective for fiscal years beginning after December 15, 2003. We do not expect to voluntarily adopt the fair value based method of SFAS No. 123 and, therefore, do not expect the measurement provisions of SFAS No. 148 to affect our financial position or results of operations. We have included disclosures required by SFAS No. 148 in these financial statements. We apply the intrinsic value based method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock option plan. No compensation cost is recognized, as the option exercise price is equal to the market price of the underlying stock on the date of grant. For the three months ended March 31, our pro forma net income and earnings per share would have been as indicated below had the fair value of option grants been charged to compensation expense in accordance with SFAS No. 123 (in thousands, except per share amounts):

	2003	2002
Earnings (loss) on common stock:
As reported	$9,919	$(52,403)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(247)	(303)

Pro forma	$9,672	$(52,706)

Diluted earnings per average common share:
As reported	$0.26	$(1.91)
Pro forma	$0.26	$(1.92)

        FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), was issued in January 2003. This interpretation changes the method of determining whether certain entities, including securitization entities, should be included in a company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity, or VIE, if it has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation in accordance with SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. The provisions of the interpretation are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal period beginning after June 15, 2003. For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities and non-controlling interest of the VIE would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. FIN 46 also mandates new disclosures about VIEs, some of which are required to be presented in financial statements issued after January 31, 2003. We have determined that we do not have a significant interest in VIEs requiring disclosure under FIN 46.

(12) Reclassifications

        Certain 2002 amounts have been reclassified to conform to the 2003 presentation. Such reclassifications have no impact on net income (loss) or shareholders' deficit as previously reported.

(13) Earnings (Loss) per Average Common Share

        Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of the outstanding stock options. The following table presents the shares used in computing the basic and diluted earnings per share for 2003 and 2002:

	Three Months Ended March 31
	2003	2002
Average Common Shares Outstanding For Basic Computation	37,396,762	27,396,762
Dilutive Effect of:
Stock Options	5,697	43

Average Common Shares Outstanding For Diluted Computation	37,402,459	27,396,805

        Certain outstanding antidilutive options have been excluded from the earnings (loss) per average share calculation. These options total 1,843,808 and 2,530,381 for the quarters ended March 31, 2003 and 2002, respectively.

(14) Gain (Loss) on Debt Extinguishment

        On March 13, 2003, Avaya cancelled Expanets' subordinated note in the face amount of $35 million due 2005. This note was non-interest bearing and had a carrying value of $27.3 million. The carrying value of this note was extinguished and recognized as a gain in the quarter ended March 31, 2003.

        In March 2002, we retired a $720 million term loan, due February 2003, that was used for interim financing for the acquisition of the electric and natural gas transmission and distribution business of The Montana Power Company. The recognition of deferred costs related to the interim financing resulted in a loss of $20.7 million.

(15) Commitments and Contingencies

Environmental Liabilities

        We are subject to numerous state and federal environmental regulations. The Clean Air Act Amendments of 1990 (the Act) stipulate limitations on sulfur dioxide and nitrogen oxide emissions from coal-fired power plants. We believe we can comply with such sulfur dioxide emission requirements at our generating plants and that we are in compliance with all presently applicable environmental protection requirements and regulations. We are also subject to other environmental statutes and regulations including matters related to former manufactured gas plant sites. The range of exposure for environmental remediation obligations is estimated to be $35.4 million to $93.0 million. We have an environmental reserve of $35.4 million at March 31, 2003, primarily related to liabilities from our Montana operations. When losses from costs of environmental remediation obligations from our utility operations are probable and reasonably estimable, we charge these costs against the established reserve.

Legal Proceedings

        We, and certain of our present and former officers and directors, are defendants in four purported class action lawsuits pending in the United States District Court for the District of South Dakota, Southern Division, entitled Dana Ross, et al. v. Merle D. Lewis, et al.; Case No. CIV034049; Carpenters Pension Trust for Southern California, et al. v. NorthWestern Corp., et al., Case No. CIV034086, John Gremillion, Jr., et al. v. NorthWestern Corp., et al., Case No. CIV034089, Samuel E. Christen, et al. v. NorthWestern Corp., et al., Case No. CIV034093. The plaintiffs are seeking unspecified compensatory damages, rescission, and attorneys' fees and costs as well as accountants' and experts' fees based on allegations that the defendants misrepresented and omitted material facts concerning NorthWestern's business operations and financial performance, overstated NorthWestern's revenue and earnings by, among other things, maintaining insufficient reserves for accounts receivable at Expanets, failing to disclose billing problems and lapses and data conversion problems, failing to make full disclosures of problems (including the billing and data conversion issues) arising from the implementation of Expanets' EXPERT system, and profited from improper related-party transactions all in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. We, and certain of our present and former officers and directors, have also been named in a purported class action commenced in the United States District Court for the Southern District of New York, entitled Sanford & Beatrice Golman Family Trust, et al. v. NorthWestern Corp., et al., Case No. 03CV3223, which was brought on behalf of the purchasers of our 8.10% trust preferred securities due January 15, 2032 which were offered and sold pursuant to our registration statement on Form S-3 filed on July 12, 1999. The plaintiffs' claims are based on similar allegations of material misrepresentations and omissions of fact relating to the registration statement in violation of Sections 11 and 12 of the Securities Act of 1933 and they seek unspecified compensatory damages, rescission and attorneys', accountants' and experts' fees. Certain of our present and former officers and directors and NorthWestern, as a nominal defendant, have been named in two shareholder derivative actions commenced in the United States District Court for the District of South Dakota, Southern Division, entitled Deryl Lusty, et al. v. Richard R. Hylland, et al., Case No. CIV034091 and Jerald and Betty Stewart, et al. v. Richard R. Hylland, et al., Case No. CIV034114. These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal shareholder suits. The plaintiffs seek unspecified compensatory damages, restitution of improper salaries, insider trading profits and payments from NorthWestern, and disgorgement under the Sarbanes Oxley Act of 2002. These lawsuits were recently filed and have not been answered. We intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

        In April 2003, the SEC notified NorthWestern that it is conducting an informal inquiry relating to questions regarding the restatements and other accounting and financial reporting matters. We are cooperating fully with the SEC's informal inquiry and intend to provide requested information as expeditiously as possible. Other than the informal SEC inquiry, as of the date hereof, we are not aware of any additional litigation or inquiry or investigation having been commenced against us related to these matters, but we cannot predict whether or not any such litigation or regulatory inquiry or investigation will be commenced or, if it is, the outcome of any such litigation or regulatory inquiry or investigation.

        On April 18, 2003, NorthWestern and other defendants were sued in the state court in Missouri for common law fraud, breach of fiduciary duty and Florida state securities fraud. The suit is entitled Leonard S. Mewhinney Jr. v Cornerstone Propane GP Inc.; Coast Gas, Inc.; Cornerstone Propane Partners LP, NorthWestern Corporation; and A.G. Edwards Juvestment Management Consulting Services, Inc. (No. 032-01181 Circuit Court of the City of St. Louis, Missouri). Plaintiff alleges that NorthWestern Cornerstone Propane GP, Inc.; Coast Gas, Inc. and Cornerstone Propane Partners LP, breached fiduciary duties between 1998 and 2001 by mismanaging Cornerstone Propane Partners, LP, transferring its assets for less than market value, taking excessive fees, and misrepresenting the true value of the partnership units, and that they fraudulently failed to disclose material information regarding the value of units of Cornerstone Propane Partners, LP and violated the Florida Securities Act by failing to properly register the partnership units in Florida and by making false statements and material omissions in connection with the sale of such units. The plaintiff seeks rescission, compensatory damages totaling $346,692, punitive damages of $1.0 million against NorthWestern only and court costs. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss.

        On April 29, 2003, a suit was brought against Blue Dot and NorthWestern Growth Corporation in Massachusetts state court by a holder of Blue Dot Series A Preferred Stock that was to be exchanged on March 31, 2003 for $1.4 million. The suit, entitled Kinz Limited Partnership v. Blue Dot Services, Inc. and NorthWestern Growth Corporation (Case No. 03-1843, Superior Court of the Commonwealth of Massachusetts) includes claims for damages for breach of contract, specific performance and injunctive relief. The plaintiff alleges that Blue Dot agreed to exchange the Series A preferred shares for cash or shares of the common stock of NorthWestern, and that such agreement was guaranteed by NorthWestern and that both Blue Dot and NorthWestern failed to perform their obligations.

        On April 30, 2003, Mr. Hylland filed a demand for arbitration of contract claims under his employment agreement, as well as tort claims for defamation, infliction of emotional distress and tortuous interference and a claim for punitive damages. Mr. Hylland is seeking relief in an amount of $25 million, plus interest, attorney's fees, costs, and punitive damages. The Company disputes Mr. Hylland's claims and intends to vigorously defend the arbitration.

        On May 8, 2003, we reported that the Special Committee of the Board formed to evaluate Mr. Richard Hylland's performance and conduct in connection with the management of NorthWestern and its subsidiaries has completed its evaluation. Mr. Hylland is the former President and Chief Operating Officer of NorthWestern. Based on the recommendations of the Special Committee, on May 6, 2003, the Board determined that Mr. Hylland's performance and conduct as President and Chief Operating Officer warranted termination under his employment contract.

Residual value guarantees

        We have residual value guarantees related to certain vehicles under operating leases by Expanets and Blue Dot, in the event of default and subsequent failure to cure such default. At March 31, 2003, the maximum exposure under these residual value guarantees is approximately $1.0 million and $19.7 million related to Expanets and Blue Dot, respectively.

Performance Bonds

        Expanets has various performance bonds and guarantees in place to cover the installation of equipment and inventory purchases. The maximum potential payout under these performance bonds is $37.4 million and $49.9 million as of March 31, 2003 and December 31, 2002, respectively. Included in this total is a performance bond that expires on July 18, 2003 and covers up to $25 million for the benefit of a certain vendor. In May this vendor presented a claim against the bond and is attempting to accelerate their current and past due account balance of $9 million. Expanets has located and is using alternative supply sources.

        Blue Dot has various performance bonds in place to cover the installation of equipment. The maximum potential payout under these performance bonds is $6.9 million and $14.3 million as of March 31, 2003 and December 31, 2002, respectively.

        We have issued indemnity agreements that support the outstanding performance bonds of Expanets and Blue Dot.

Letters of Credit

        We have various letter of credit requirements and other collateral obligations of approximately $34.6 million and $48.1 million as of March 31, 2003 and December 31, 2002, respectively. Approximately $19.0 million and $18.6 million of these obligations as of March 31, 2003 and December 31, 2002, respectively, serve to support performance bonds primarily related to Expanets and Blue Dot. In addition, included in restricted cash at March 31, 2003 is $7.1 million that supports performance bonds related to Expanets and Blue Dot. No such amounts existed at December 31, 2002.

Other Contractual Obligations

        Blue Dot is currently in default under its existing credit facility and certain other material payment obligations to minority shareholders. In connection with its issuance of shares of Series A Preferred Stock to third parties, Blue Dot entered into certain exchange agreements giving the holders the right to exchange these shares for a predetermined amount, payable in cash or shares of common stock of NorthWestern that have been registered for resale, if an initial public offering of Blue Dot does not occur within a specified time after the issuance of such shares. The aggregate amount of exchange obligations as of March 31, 2003, was $3.9 million (included in Minority Interests in the Consolidated Balance Sheet), of which approximately $2.1 million was required to be paid at the holders' election on March 31, 2003, and of which approximately $0.5 million could be required to be paid at the holders' election on September 30, 2003. Blue Dot did not make the payments due on March 31, 2003, and is attempting to negotiate a forbearance agreement with its lender and extensions, repayment terms or other arrangements to satisfy other obligations with the appropriate parties.

        In connection with its issuance of shares of Class C Common Stock, Blue Dot entered into certain call option agreements and call and put option agreements giving Blue Dot the right to repurchase these shares. Both types of agreements permit Blue Dot to acquire such Class C Common Stock at a price that will vary, and may be greater or less than the original issuance price, based upon the performance of a designated Blue Dot operating unit over a specific period of time. The call and put option agreements also give the holders of the Class C Common Stock the right to put these shares to

Blue Dot at their adjusted book value if there has not been an initial public offering of Blue Dot by a specified date. In addition, certain of the call and put option agreements give the holders that receive shares of Class A Common Stock upon the conversion of their Class C Common Stock in an initial public offering the right to put their Class A Common Stock to Blue Dot at the lesser of the initial public offering price and the market price at the time of the put shortly after the initial public offering occurs. These arrangements provide for payments in cash and in certain instances cash and/or shares of NorthWestern stock that have been registered for resale. The maximum aggregate amount of the call price for all of these arrangements was approximately $45.0 million as of March 31, 2003. As of March 31, 2003, Blue Dot had exercised or was deemed to have exercised its right to purchase 8,512,500 shares of Class C Common Stock with an aggregate call price of approximately $2.0 million on March 31, 2003, and 8,750,000 shares of Class C Common Stock with an aggregate call price of approximately $4.4 million on June 30, 2003. Blue Dot did not make the payment on March 31, 2003, and is attempting to negotiate extensions, repayment terms or other arrangements to satisfy these obligations with the appropriate parties.

        If Blue Dot does not exercise its call right and the holders do not exercise their put right with respect to the Class C Common Stock, the holders of the Class C Common Stock will retain these shares and these shares will be converted into shares of Class A Common Stock of Blue Dot with a value that is equal to the call price in the event of an initial public offering. In addition, these holders may also be entitled to receive certain payments under earnout arrangements that were put in place at the time the Class C Common Stock was issued. These earnout payments will vary depending upon the performance of the designated operating unit associated with the shares. In each case, the maximum earnout payment that may be required to be paid by Blue Dot equals or exceeds the original issuance price of the Class C Common Stock. The maximum aggregate amount of earnout payments that may be required under these arrangements is approximately $37.4 million as of March 31, 2003. These earnout arrangements provide for payments in cash, cash and preferred stock of Blue Dot, and /or shares of NorthWestern stock that have been registered for resale. Any preferred stock of Blue Dot that is issued in connection with these arrangements may be exchanged by the holder for cash (or shares of NorthWestern stock that has been registered for resale) at a predetermined exchange rate at the holder's election under certain additional exchange agreements.

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

        The Blue Dot credit facility prohibits Blue Dot from performing its obligations under its exchange agreements, call and put arrangements and related earnouts unless the funds or stock used to satisfy such obligations are provided by NorthWestern. In addition, Blue Dot may be prohibited from electing to redeem stock under certain circumstances under Delaware law.

        The maximum aggregate amount of payments that may be required of Blue Dot under the call option agreements, call and put option agreements, or earn-out payments is approximately $45.0 million as of March 31, 2003. Blue Dot currently has a $6.0 million liability accrued related to call notices issued on certain call option agreements.

        In 2002, two former owners of businesses acquired by Expanets elected to exercise put rights they held in connection with the Class A Common Stock of Expanets they had received at the time of the sale. The aggregate value of the put rights was $6.0 million at December 31, 2002. During the first quarter of 2003, Expanets paid $800,000 to one of the holders and has since paid an additional $665,000. Expanets is attempting to negotiate extensions, repayment terms or other arrangements to satisfy the remaining obligations with these parties. Both parties have asserted claims against NorthWestern Growth Corporation for payment of the remaining balance on the put rights, pursuant to an instrument that existed between NorthWestern Growth and Expanets, relating to certain Class A stock of Expanets. We believe the instrument has expired and NorthWestern Growth is under no obligation to the holders, and will contest any effort to collect from any party other than Expanets.

        During the first quarter of 2003, Expanets reached a settlement with a former chief executive officer on disputes relating to an employment contract that resulted in a cash payment of $1.5 million and a non-interest bearing note for up to $6.5 million. The net present value of the note was recorded using a 12% discount rate during the fourth quarter of 2002. The carrying value of this note is $4.3 million at March 31, 2003 and is included in debt on our Consolidated Balance Sheet.

(16) Subsequent Events

        In May 2003, our Board of Directors adopted a resolution to terminate or amend various employee benefit plans. Plans to be terminated include an employee stock purchase plan, an employee stock ownership plan, a non-qualified supplemental 401(k) plan and a postretirement death benefit plan. Two nonqualified postretirement defined benefit plans were amended to permit vested participants the option of continuing the current benefits level or taking a present value lump sum distribution. We will engage an actuary to determine the present value of these benefits as of the effective date of termination.

        In May 2003, Expanets signed a commitment letter with a commercial lending institution for a two-year $25 million asset-backed credit facility. Closing of this facility is anticipated in May 2003, however, it is subject to documentation and final due-diligence and no assurance can be provided that the proposed financing will be consummated. The proceeds from this facility will be used by Expanets to provide working capital and for other general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Unless the context requires otherwise, references to "we," "us," "our" and "NorthWestern" refer specifically to NorthWestern Corporation and its subsidiaries.

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

        In February 2003, we outlined the elements of a turnaround plan intended to strengthen our balance sheet and improve our financial performance. We are seeking to enforce a contract for the sale of our Colstrip transmission line, and propose to sell certain of our non-core assets, including our Montana First Megawatts project. We are also reviewing strategic options for Expanets and Blue Dot, including the sale or disposition of each of these businesses or their assets. We will not make any additional significant investments in, or commitments to, Expanets and Blue Dot while we examine strategic alternatives for the two businesses. In addition, in January 2003 the Montana Public Service Commission (MPSC) restricted our ability to make additional investments or commitments to our non-regulated businesses to $10 million in the aggregate unless we obtain prior approval. We intend to use any future proceeds from sales of non-core assets and surplus cash, if any, from operations to pay down debt. Absent proceeds from the sale of non-core assets, significant improvements in the operating results of our non-energy businesses, restructuring of our debt or raising additional capital, we will not have the ability to materially reduce our debt, and our ability to fund our operations and service our substantial indebtedness will be adversely affected.

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

        SFAS No. 142 was issued during 2001 and is effective for all fiscal years beginning after December 15, 2001. According to the guidance set forth in SFAS No. 142, we are required to evaluate our goodwill and indefinite-lived intangible assets for impairment at least annually (October 1) and more frequently when indications of impairment exist. Accounting standards require that if the fair value of a reporting unit is less than its carrying value including goodwill, an impairment charge for goodwill must be recognized in the financial statements. To measure the amount of the impairment loss to recognize, we compare the implied fair value of the reporting unit's goodwill with its carrying value.

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

  Revenue Recognition

        Revenues are recognized differently depending on the type of revenue. For NorthWestern Energy's South Dakota and Nebraska operations, as prescribed by the respective regulatory authorities, electric and natural gas utility revenues are based on billings rendered to customers. Customers are billed on a monthly cycle basis. For NorthWestern Energy's Montana operations, as prescribed by the Montana Public Service Commission, operating revenues are recorded monthly on the basis of consumption or services rendered. To match revenues with associated expenses, we accrue unbilled revenues for electric and natural gas services delivered to the customers but not yet billed at month-end.

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

  Allowance for Doubtful Accounts

        We maintain a general allowance for doubtful accounts based on our historical experience, along with additional customer-specific allowances. We regularly monitor credit risk exposures in our accounts receivable. In estimating the necessary level of our allowance for doubtful accounts, management considers the aging of its accounts receivable, the creditworthiness of our customers, economic conditions within the customer's industry, and general economic conditions, among other factors. When these factors change, the estimates made by management also change, which in turn impacts the level of our allowance for doubtful accounts. The lack of reliable detailed accounts receivable information from the EXPERT system has negatively impacted our ability to estimate the approximate level of our allowance for doubtful accounts.

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

  Pension and Postretirement Benefit Plans

        Our reported costs of providing pension and other postretirement benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.

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

  Minority Interest in Consolidated Subsidiaries

        Substantially all of our acquisitions at Expanets and Blue Dot have involved the issuance of common and preferred stock in those subsidiaries to the sellers of the acquired businesses. In connection with certain acquisitions of Expanets and Blue Dot, the sellers can elect to exchange the stock of Expanets and Blue Dot for cash or in certain circumstances, at the election of NorthWestern, shares of common stock of NorthWestern that have been registered for resale, at a predetermined exchange rate. Our investments in Expanets and Blue Dot are principally in the form of senior preferred stock with voting control and a liquidation preference over such common and preferred stock. We are required to consolidate the financial results of Expanets and Blue Dot because of our voting control. The common stock issued to third parties in connection with acquisitions creates minority interests which are junior to our preferred stock interests. Operating losses at Expanets and Blue Dot have been allocated first to the common shareholders of each subsidiary in proportion to common equity ownership to the extent the allocation does not exceed the minority interest of such common shareholders in the equity capital of the subsidiary after giving effect to any put options or exchange agreements, and thereafter is allocated to the preferred shareholders of each subsidiary in the order of priority equal to the liquidation preference of each series of preferred stock. Exchange agreements totaling $5.2 million for Expanets and $3.9 million for Blue Dot remained outstanding and were included in minority interests as of March 31, 2003. The equity held by third parties of these entities is as follows:

	Third Party Equity Reflected as Minority Interests
	March 31, 2003	December 31, 2002
	(in thousands)
Expanets	$5,172	$5,972
Blue Dot	3,868	3,868
Other	—	500

Total	$9,040	$10,340

        See also "Liquidity and Capital Resources—Other Contractual Obligations" for discussion of additional equity instruments held by third parties that are not reflected in Minority Interests.

        The Minority Interests in Net Loss of Consolidated Subsidiaries contained in our consolidated statements of income (loss) is the income (loss) of our subsidiaries which is allocable to minority interests. In order to determine the allocation of income (loss) to minority interests, preferred dividends and corporate services allocations are deducted from the income (loss) before minority interests reported in our segment disclosures in order to arrive at the Minority Interests in Net Loss of Consolidated Subsidiaries contained in our consolidated statements of income. The corporate allocations relate to certain services NorthWestern provides to its subsidiaries for management services, including insurance, legal, human resources and benefit administrative support for employee benefits, transaction structuring, financial analysis, tax services and information technology. These services are discussed in Note 2 "Significant Accounting Policies—Minority Interest in Consolidated Subsidiaries" to NorthWestern's annual consolidated financial statements. Certain direct costs of Blue Dot, primarily payroll of certain Blue Dot corporate personnel, are processed and paid by NorthWestern. These costs are billed directly to Blue Dot and reflected in their results of operations. The preferred dividends relate to dividends on our 12% coupon Preferred Stock of Expanets and our 11% coupon Preferred Stock of Blue Dot. The preferred dividends and corporate allocations are eliminated in consolidation. The net loss before minority interests and net loss available to common equity holders reported in our segment disclosures includes the portion of interest expense on our $51.4 million intercompany note and interest charged on other cash advances of $112.5 million due from Expanets, which is allocable to third party minority interests. The intercompany note and cash advances bear interest at 17% and 12% per annum, respectively.

        There were no losses allocated to minority interests for the three months ended March 31, 2003. The following table demonstrates the reconciliation of net loss before minority interests reported in NorthWestern's segment disclosures for its communications and HVAC segments, the only two segments that have Minority Interest, to Minority Interests in Net Loss of Consolidated Subsidiaries contained in its consolidated statements of income for the three months ended March 31, 2002.

	Three months ended March 31, 2002
	HVAC (Blue Dot)		Communications (Expanets)		Total
			(in thousands)
Loss before minority interests	$(1,276	)(1)	$(19,182	)(1)(2)	$(20,458)
Preferred dividends	(9,082)		(10,565)		(19,647)
Management fees	(1,232)		(1,050)		(2,282)

Net Loss available to common equity holders	$(11,590)		$(30,797)		$(42,387)

Loss allocation to shareholders:
NorthWestern	(7,828)		(19,645)		(27,473)
Minority interests	(3,762)		(11,152)		(14,914	)(1)

Total	$(11,590)		$(30,797)		$(42,387)

(1)
These amounts are reflected directly within NorthWestern's consolidated financial statements. All other amounts support the derivation of those numbers.

(2)
Expanets' loss before minority interests includes $1.3 million of after tax interest expense on amounts due to NorthWestern.

RESULTS OF OPERATIONS

        The following is a summary of our consolidated results of operations for the three-month periods ended March 31, 2003 and 2002. Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments. This discussion is followed by a more detailed discussion of operating results by segment. Our "All Other" category primarily consists of our other miscellaneous service activities, which are not included in the other identified segments together with unallocated corporate costs. See "—Segment Information—All Other Operations" for a discussion of the items contained in our "All Other" category. Product and service category fluctuations highlighted at the consolidated level are more fully explained in the segment discussions. The results of operations of our electric and natural gas utility segments and all other operations for the three months ended March 31, 2002, include the results of our Montana operations since February 1, 2002, the effective date of the acquisition.

  Consolidated Earnings (Loss)

        Consolidated earnings were $9.9 million in the first quarter of 2003, an increase of $62.3 million, from consolidated losses of $52.4 million in the first quarter of 2002. The increase was primarily a result of reduced losses on discontinued operations of $38.8 million and a gain on debt extinguishment of $27.3 million relating to Avaya's cancellation of a non-interest bearing note due from Expanets.

  Consolidated Operations

        Consolidated operating revenues were $563.2 million in the first quarter of 2003, an increase of $122.5 million, or 27.8%, from $440.7 million in the first quarter of 2002. This increase in consolidated revenues was primarily due to increases in the electric and natural gas operations of $112.5 million, and an increase in HVAC segment revenues of $18.7 million. Our Montana operations contributed $100.7 million of the electric and natural gas segment increase. These increases were partially offset by decreased revenues from our communications segment of $10.4 million.

        Consolidated cost of sales was $315.4 million in the first quarter of 2003, an increase of $57.7 million, or 22.4%, from results in the first quarter of 2002. Consolidated cost of sales increased primarily due to a $74.9 million increase in cost of sales within the electric and natural gas segment, of which $63.8 million was related to our Montana operations, and a $14.5 million increase in our HVAC segment. These increases in cost of sales were partially offset by a $27.7 million decrease in our communications segment and a $4.1 million decrease in our All Other segment.

        Consolidated gross margin was $247.8 million in the first quarter of 2003, an increase of $64.9 million, or 35.5%, from results in the first quarter of 2002. Electric and natural gas operations gross margins increased by $37.6 million, of which $36.9 million was due to the addition of our Montana operations. Communications gross margin increased by $17.2 million due to decreased cost of sales more than offsetting a decline in revenues. HVAC gross margin increased $4.1 million, and All Other gross margin increased $5.9 million. As a percentage of revenue, consolidated gross margin in the first quarter of 2003 was 44.0%, compared to 41.5% in the first quarter of 2002.

        Consolidated operating expenses were $210.6 million in the first quarter of 2003, an increase of $40.6 million, or 23.9%, from results in the first quarter of 2002. Electric and natural gas operating expenses increased $26.9 million, of which $23.0 million was related to our Montana operations. All Other operating expenses increased $11.1 million quarter over quarter, and HVAC operating expenses increased $3.7 million. Communications segment operating expenses declined $1.0 million from results in the first quarter of 2002.

        Consolidated operating income in the first quarter of 2003 was $37.3 million, an improvement of $24.3 million, or 187.0%, compared to income of $13.0 million in the first quarter of 2002. Operating loss in our communications segment decreased by $18.2 million. Operating income in our electric and natural gas segments increased $10.8 million, of which $13.9 million was related to our Montana operations, offset by reduced operating income in our South Dakota and Nebraska operations of $3.1 million. HVAC operating losses decreased $0.5 million. Operating losses in our All Other segment increased by $5.1 million.

        Consolidated interest expense in the first quarter of 2003 was $44.3 million, an increase of $19.5 million, or 78.6%, over interest expense of $24.8 million in the first quarter of 2002. Interest expense in our electric and natural gas segment increased $11.9 million. All Other interest expense increased $5.9 million. The increase was primarily due to increased borrowing under our new senior secured term loan as well and partially due to financings during the first quarter of 2002 to facilitate the acquisition of NorthWestern Energy's Montana operations.

        We recognized a $27.3 million gain on debt extinguishment in the first quarter of 2003 relating to Avaya's cancellation of a non-interest bearing note due from Expanets. We recognized a $20.7 million loss on debt extinguishment in the first quarter of 2002 relating to the write-off of deferred costs upon retirement of our $720 million term loan.

        Consolidated income tax provision was $0.3 million in the first quarter of 2003, a $12.5 million change from a $12.2 million income tax benefit in the first quarter of 2002. The decline in consolidated income tax positions was principally due to a $5.4 million and $9.5 million decrease in the tax benefit within the communications and All Other segments, respectively, partially offset by a $3.4 million decline in income tax provision within the electric and natural gas segment.

        There were no losses allocated to minority interests for the first quarter of 2003 due to the depletion of available minority interest basis against which to allocate losses of Blue Dot. Based on the entities' capital structures, any future losses at Expanets and Blue Dot will be allocated to us.

SEGMENT INFORMATION

  Electric Utility Segment Operations

        Revenues in the first quarter of 2003 were $168.2 million, an increase of $72.8 million, or 76.3%, from results in the first quarter of 2002. The January 2003 results of our Montana operations contributed approximately $47.8 million of this increase. In addition, revenues for February and March 2003, as compared to the same period in 2002, increased approximately $19.7 million as a result of an 83% increase in revenue recovered for purchased power supply costs. As these costs are also reflected in costs of sales, there is no gross margin impact. Volumes of retail and wholesale megawatt hours sold during the same comparable period for our Montana operations increased by 5.3% and 3.0%, respectively, which, combined with other operating revenues positively impacted revenues by $3.0 million. In addition, our South Dakota operations experienced an increase of $2.3 million due to a 6.5% increase in retail volumes as a result of 13% colder weather.

        Cost of sales in the first quarter of 2003 was $77.2 million, an increase of $45.5 million, or 144.0%, from results in the first quarter of 2002. The January 2003 results of our Montana operations contributed approximately $23.9 million of this increase. Purchased power supply costs, which are recovered in rates, increased for February and March 2003, as compared to 2002, by $19.7 million as a result of new power supply agreements, which began July 1, 2002. Wholesale cost of sales for Montana operations were approximately $0.8 million higher in 2003 as compared to 2002 due to higher volumes during the same period. In addition, electric generating costs within our South Dakota operations increased $0.9 million primarily due to slightly higher coal costs.

        Gross margin in the first quarter of 2003 was $91.0 million, an increase of $27.2 million, or 42.8% over gross margin in the first quarter of 2002. The January 2003 results of our Montana operations contributed $23.9 million of this increase. South Dakota operations contributed $1.1 million to the increase due primarily to higher retail volumes. Montana operations contributed $2.3 million to the increase primarily due to higher retail and wholesale volume sales. As a percentage of revenue, gross margin in the first quarter of 2003 was 54.1%, compared to 66.9% in the first quarter of 2002. Gross margin as a percentage of revenue is impacted by the fluctuations that occur in power supply costs, which are collected from customers through rates. While these fluctuations impact gross margin as a percentage of revenue, they have no actual impact on gross margin amounts.

        Operating expenses, consisting of selling, general and administrative (SG&A) and depreciation expenses, were $59.4 million in the first quarter of 2003, an increase of $19.9 million, or 50.3%, over results in the first quarter of 2002. The January 2003 results of our Montana operations contributed approximately $15.8 million of this increase. In addition, our South Dakota and Montana operations experienced an increase of $2.5 and $1.5 million, respectively, in SG&A expenses primarily due to increased employee benefit costs. Depreciation in the first quarter of 2003 was $13.6 million, an increase of $3.0 million over depreciation in the first quarter of 2002. The January 2003 results of our Montana operations contributed approximately $2.3 million of this increase.

        Operating income in the first quarter of 2003 was $31.7 million, an increase of $7.4 million, or 30.5%, from the first quarter of 2002. The January 2003 results of our Montana operations contributed approximately $8.1 million of this increase. This increase was offset by higher employee benefit costs and depreciation partially offset by higher gross margins from increased sales volumes.

  Natural Gas Utility Segment Operations

        Revenues in the first quarter of 2003 were $117.9 million, an increase of $39.7 million, or 50.7%, from results in the first quarter of 2002. The January 2003 results of our Montana operations contributed approximately $20.4 million of this increase. In addition, gas supply costs increased $9.9 million, or 87%, which are also included in cost of sales, thereby having no impact on gross margin. Revenues from our South Dakota and Nebraska operations increased $9.5 million, consisting of a $6.3 million increase in retail revenues and a $3.2 million increase in wholesale revenues. South Dakota retail revenues increased due to a 33% increase in commodity prices and an 8.8% increase in volumes resulting from 13% colder weather. Wholesale operations increase in revenues is due primarily to the addition of ethanol plant customers.

        Cost of sales in the first quarter of 2003 was $77.3 million, an increase of $29.3 million, or 61.1%, from results in the first quarter of 2002. The January 2003 results of our Montana operations contributed approximately $9.5 million of this increase. In addition, gas supply costs for February and March of 2003, as compared to 2002, increased $9.9 million. Gas supply costs within our South Dakota and Nebraska operations increased $8.9 million as a result of higher daily gas prices incurred by the wholesale gas operations and a $1.0 million increase as a result of higher retail volumes and commodity prices.

        Gross margin in the first quarter of 2003 was $40.7 million, an increase of $10.4 million, or 34.2%, over gross margin in the first quarter of 2002. The January 2003 results of our Montana operations contributed approximately $10.6 million of this increase, partially offset by a $0.3 million decrease in wholesale margins in our Nebraska operations as a result of higher gas prices. As a percentage of revenues, gross margin decreased to 34.5% in the first quarter of 2003 from 38.7% in the first quarter of 2002. Gross margin as a percentage of revenue is impacted by the fluctuations that occur in retail costs, which are collected from customers through rates. While these fluctuations impact gross margin as a percentage of revenue, they have no impact on gross margin dollars.

        Operating expenses in the first quarter of 2003 were $19.3 million, an increase of $7.0 million, or 56.7%, from results in the first quarter of 2002. The January 2003 results of our Montana operations contributed approximately $4.5 million of this increase. Montana operating expenses for February and March 2003, as compared to 2002, increased approximately $1.4 million primarily due to increased depreciation expense. SG&A expenses of our South Dakota and Nebraska operations increased $1.1 million primarily due to increased employee benefit costs.

        Operating income in the first quarter of 2003 was $21.4 million, an increase of $3.4 million, or 18.7%, from the first quarter of 2002. The January 2003 results of our Montana operations contributed approximately $6.4 million of this increase, partially offset by the increased operating costs incurred by our South Dakota and Nebraska operations related to increased employee benefit costs and depreciation, and lower gross margins from higher daily wholesale gas prices.

  Communications Segment Operations

        Revenues in the first quarter of 2003 were $168.8 million, a decline of $10.4 million, or 5.8%, from results in the first quarter of 2002. The decline was primarily due to continued market softness in the telecommunications equipment market and problems with Expanets' EXPERT system implementation that have contributed to erosion of Expanets' customer base.

        Cost of sales in the first quarter of 2003 was $95.2 million, a decline of $27.7 million from results in the first quarter of 2002. A technical assistance call center agreement signed with Avaya in March of 2002 contributed $10.8 million to the decrease in cost of sales. This fixed price agreement replaced a more cost intensive transition services agreement with Avaya, which required us to pay a percentage of our booked maintenance revenues. Also contributing to the decrease were lower sales volumes.

        Gross margin in the first quarter of 2003 was $73.6 million, an increase of $17.2 million compared to results in the first quarter of 2002. The increase in gross margin resulted from the decrease in cost of sales due to the aforementioned technical assistance call center agreement, and a shift in sales mix concentration to the higher margin maintenance and service sales. Gross margin in the first quarter of 2002 was also negatively impacted due to the decrease in revenues as a result of $18.3 million of billing adjustments. During January and February 2002 we were operating under the provisions of the Avaya transition services agreement, which required us to pay maintenance costs based on a percentage of recorded revenue. However, these maintenance costs in the first quarter of 2002 were not reduced for the billing adjustments discussed above. As a percentage of revenues, gross margin improved to 43.6% in the first quarter of 2003 from 31.4% in the first quarter of 2002.

        Operating expenses in the first quarter of 2003 were $78.8 million, a decrease of $1.0 million from results in the first quarter of 2002. SG&A expenses increased $0.8 million to $69.1 million in the first quarter of 2003. Expanets receives payments from Avaya under a maintenance fee agreement, which is calculated based on Avaya's maintenance contract customer base and is adjusted downward annually April 1 by a predetermined estimated erosion factor. Monthly payments are based on estimated experience, and a true-up payment is made annually based on Avaya's actual experience. This agreement expires in March of 2005. Amounts recognized related to this agreement reduced SG&A expenses by $8.2 million in the first quarter of 2003 as compared to $9.3 million in the first quarter of 2002. Included in the amount recognized in the first quarter of 2002 was $2.0 million that had previously been deferred, pending the determination of Avaya's actual experience. As part of our recent settlement with Avaya, both parties mutually agreed to have an independent party audit the contract years ending March 2003 and 2002. This audit is in the preliminary stages and until it is completed, Avaya will continue making monthly payments to Expanets as scheduled. The results of this audit may indicate that Avaya owes us additional amounts, or alternatively, we may have to reimburse Avaya. The results of this audit may also indicate that future payments from Avaya should be revised. We anticipate the audit will be completed during the second or third quarter of 2003. Until such audit is completed, Expanets will continue to recognize the full monthly receipts from Avaya as expense reductions. Included in SG&A expenses during the first quarter of 2002 was the reversal of $5.4 million of accrued expenses primarily related to discretionary employee bonuses that were not paid due to cash considerations. During the first quarter of 2002, Expanets incurred $5.2 million bad debt expense primarily due to problems with the EXPERT billing system. Depreciation expense decreased $0.9 million to $3.6 million in the first quarter of 2003 compared to the first quarter of 2002 due to a reduction in capital expenditures. Amortization expense decreased $0.9 million in the first quarter of 2003 compared to the first quarter of 2002 due to less intangible assets as a result of impairment charges incurred in the fourth quarter of 2002.

        Operating losses in the first quarter of 2003 were $5.2 million, compared to operating losses of $23.4 million in the first quarter of 2002. The reduction in losses resulted from an increase in gross margin and a decline in operating expenses.

        On March 13, 2003, Expanets and Avaya restructured their relationship and in exchange for mutual releases, resolved all outstanding issues between the parties. Principal changes to the historical agreement included the cancellation of a subordinated note in the face amount of $35 million due in 2005. This note was issued as partial consideration in the GEM acquisition. The subordinated note was non-interest bearing and had a carrying value of $27.3 million at March 13, 2003. The carrying value of $27.3 million has been reflected as a gain on debt extinguishment in the first quarter of 2003.

  HVAC Segment Operations

        Revenues in the first quarter of 2003 were $97.7 million, an increase of $18.7 million, or 23.6%, from results in the first quarter of 2002. Revenues from locations acquired subsequent to March 2002 contributed approximately $8.6 million to first quarter 2003 results, while revenues from existing locations increased $10.1 million, representing a 12.8% growth in same unit sales. The increase in existing location revenues is a result of various sales and service initiatives, including sales promotions, price increases and improved management of sales leads.

        Cost of sales in the first quarter of 2003 was $65.0 million, an increase of $14.5 million, or 28.8%, from results in the first quarter of 2002. Cost of sales for newly acquired locations added approximately $6.0 million of costs while cost of sales within existing locations increased $8.5 million, or 17.0% in the first quarter of 2003. The increase in costs was a result of increased sales volumes, as well as increases for equipment and labor costs.

        Gross margin in the first quarter of 2003 was $32.7 million, an increase of $4.1 million from results in the first quarter of 2002. Gross margin from acquired locations contributed $2.6 million in the first quarter of 2003. Gross margin for existing locations increased by $1.5 million, or 5.4%, in the first quarter of 2003. This increase is the result of the higher revenues, offset by the higher cost of sales as noted above. As a percentage of revenues, gross margins declined to 33.5% in the first quarter of 2003 from 36.2% in the first quarter of 2002. The gross margin percentage decrease reflects the effect of increased cost for materials and labor, as well as the impact of competitive pricing pressure and underperformance at certain locations.

        Operating expenses in the first quarter of 2003 were $34.1 million, an increase of $3.7 million, or 12.0%, from the first quarter of 2002. SG&A expenses increased $5.7 million from $28.4 million in the first quarter of 2002. Acquired locations added approximately $2.0 million of costs while expenses within existing locations increased by $3.7 million, or 13.1%, in the first quarter of 2003. As part of the increase, vehicle leasing costs increased $1.6 million in the first quarter of 2003 compared to the first quarter of 2002 due to a sale-leaseback agreement completed in the second quarter of 2002. Depreciation expense decreased $1.9 million in the first quarter of 2003 due to the write-down of fixed assets in 2002 and the sale-leaseback transaction.

        Operating losses in the first quarter of 2003 were $1.4 million, compared to $1.9 million in the first quarter of 2002. Gross margin increases and decreased depreciation expenses were partially offset by an increase in SG&A and other operating expenses as well as the additional vehicle leasing costs.

  Discontinued HVAC Segment Operations

        As part of our turnaround plan, we announced in February 2003 that we do not intend to make any additional material investments in, or commitments to, Blue Dot while we examine strategic alternatives for the business, including the possible sale and/or liquidation of Blue Dot.

        As part of certain operations initiatives, in January 2003, Blue Dot management designated 16 "non-core" locations. As of March 31, 2003, we completed the sale of nine of these non-core locations. In April, we completed the sale of the remaining non-core locations. We received approximately $1.8 million from the sales of these non-core locations, of which $1.4 million related to the nine locations sold during the quarter ended March 31, 2003. In addition to the cash proceeds, Minority Interest shareholders surrendered 8.1 million shares of Blue Dot Class C Common Stock. Proceeds from the sale of these locations will be used for working capital purposes. The 16 non-core locations have been reported as discontinued operations.

  All Other Operations

        All Other primarily consists of our other miscellaneous service activities which are not included in the other identified segments, together with the unallocated corporate costs and investments, and any reconciling or eliminating amounts. The miscellaneous service activities principally include a portfolio of services to residential and business customers, including product sales and maintenance contracts in areas such as home monitoring devices and appliances, as well as the non-utility operations from our Montana operations. These activities include an underground pipe and line locating service as well as a portfolio of other services to residential and business customers.

        Revenues for the first quarter of 2003 increased $1.8 million to $10.5 million compared to the first quarter of 2002. This growth is primarily attributable to the addition of non-utility operations acquired with the Montana energy operations, offset by reduced revenues from the South Dakota and Nebraska non-utility voice and data networks business, which was transferred to Expanets in the second quarter of 2002.

        Cost of sales in the first quarter of 2003 was $0.7 million, a decline of $4.1 million over results in the first quarter of 2002. This decline was due to the transfer in the second quarter of 2002 of the South Dakota and Nebraska non-utility voice and data networks business to Expanets.

        Gross margin in the first quarter of 2003 was $9.8 million, an increase of $5.9 million over gross margins in the first quarter of 2002, due primarily to the addition of non-utility operations acquired with the Montana operations.

        Operating expenses in the first quarter of 2003 were $19.0 million, an increase of $11.1 million over results in the first quarter of 2002. The increase was primarily due to the addition of non-utility operations acquired with the Montana operations, increased professional services expenses and increased employee benefit costs.

        Operating losses in the first quarter of 2003 were $9.2 million, an increase of $5.1 million from losses of $4.1 million in the first quarter of 2002. This increase resulted from increased operating expenses, offset by increased gross margin.

LIQUIDITY & CAPITAL RESOURCES

  Cash Flows and Cash Position

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

        As of March 31, 2003, cash and cash equivalents were $96.7 million, compared to $45.3 million at December 31, 2002. The increase in cash is principally the result of the net proceeds received from the closing of our new senior secured term loan net of other debt principal payments and working capital needs.

        Cash flows used in operating activities in the first quarter of 2003 were $17.0 million compared to $24.1 million used in the first quarter of 2002. Cash used in operating activities was composed primarily of net income of $17.4 million adjusted for non-cash items of $0.5 million offset by cash used by changes in operating assets and liabilities of $33.9 million. Due in part to recent downgrades of our credit ratings, we have experienced reduced vendor credit terms which have contributed to the $40.3 million cash used by changes in operating assets and liabilities. Absent significant progress against our turnaround plan, further credit restrictions and resulting uses of cash due to negative changes in operating assets and liabilities are likely.

        Cash flows used in investing activities were $7.1 million in the first quarter of 2003 compared to $503.3 million in the first quarter of 2002. The decrease was principally due to the acquisition of NorthWestern Energy's Montana operations during the first quarter of 2002. Cash flows provided by financing activities were $75.6 million in the first quarter of 2003 compared to $608.6 million in the first quarter of 2002. During the first quarter of 2003 we received proceeds of $390.0 million under a new senior secured term loan, which was used to repay $251.1 million on our credit facility. In the first quarter of 2002, we received proceeds of $720.0 million from the issuance of senior notes, which was used to acquire our Montana operations and repay existing debt.

        The following table shows our contractual cash obligations and commercial commitments as of March 31, 2003:

Commitments
	Total	2003	2004	2005	2006	2007	Thereafter
	(in thousands)
Debt:
Senior Notes, 7 7/8% and 8 3/4%	$720,000	$—	$—	$—	$—	$250,000	$470,000
Senior Unsecured Debt, 6.95%	105,000	—	—	—	—	—	105,000
Senior Secured Term Loan(1)	389,025	2,925	3,900	3,900	378,300	—	—
South Dakota Mortgage Bonds, 7.00% and 7.10%	115,000	—	—	60,000	—	—	55,000
South Dakota Pollution Control Obligations, 5.85% and 5.90%	21,350	—	—	—	—	—	21,350
Montana First Mortgage Bonds, 7.00%, 7.30%, 8.25% and 8.95%	157,197	—	—	5,386	150,000	365	1,446
Discount on Montana First Mortgage Bonds	(3,922)	—	—	—	—	—	(3,922)
Montana Pollution Control Obligations, 6.125% and 5.90%	170,205	—	—	—	—	—	170,205
Montana Secured Medium Term Notes, 7.23% and 7.25%	13,000	—	—	—	—	—	13,000
Montana Unsecured Medium Term Notes, 7.07%, 7.96% and 7.875%	40,000	—	—	—	15,000	—	25,000
Montana Natural Gas Transition Bonds, 6.20%	48,318	1,816	4,052	4,744	4,712	5,248	27,746
Expanets credit facility(2)	27,185	—	27,185	—	—	—	—
Blue Dot credit facility	19,904	19,904	—	—	—	—	—
Other debt, various	6,797	972	1,920	1,092	971	989	853
Capital leases(3)	20,699	6,572	6,005	3,587	1,842	871	1,822

Total Debt	1,849,758	32,189	43,062	78,709	550,825	257,473	887,500
Mandatorily Redeemable Preferred Securities of Subsidiary Trusts:
8.125% mandatorily redeemable preferred securities of subsidiary trust	32,500	—	—	—	—	—	32,500
7.20% mandatorily redeemable preferred securities of subsidiary trust	55,000	—	—	—	—	—	55,000
8.45% mandatorily redeemable preferred securities of subsidiary trust	65,000	—	—	—	—	—	65,000
8 1/4% mandatorily redeemable preferred securities of subsidiary trust	106,750	—	—	—	—	—	106,750
8.10% mandatorily redeemable preferred securities of subsidiary trust	111,000	—	—	—	—	—	111,000

Total Mandatorily Redeemable Preferred Securities of Subsidiary Trusts:	370,250	—	—	—	—	—	370,250
Future minimum operating lease payments(4)	323,485	36,486	55,357	49,628	42,907	37,092	102,015
Qualifying Facilities(5)	141,652	7,441	8,075	7,908	2,811	3,804	111,613
Power Purchase Contracts(6)	1,689,878	290,034	267,078	233,228	191,573	123,881	584,084
Interest payments on existing debt and preferred securities	2,115,328	120,811	171,110	169,270	161,771	108,540	1,383,826

Total Commitments	$6,490,351	$486,961	$544,682	$538,743	$949,887	$530,790	$3,439,288

(1)
This facility was used to repay our $280 million credit facility on February 10, 2003.

(2)
This facility, which had an extended maturity date of March 14, 2002, has been converted to a term loan with payments of approximately $9 million due in January, April and July of 2004, and had an outstanding balance of $27.1 million as of March 31, 2003. The note bears interest at 15% per annum. Amounts repaid under this facility may not be reborrowed. If Expanets defaults under this facility, we may be obligated to purchase inventory and accounts from Avaya in an amount equal to the outstanding balance of the facility.

(3)
The capital lease obligations are principally used to finance equipment purchases. These leases have various implicit interest rates, which range from 2.0% to 16.1%.

(4)
NorthWestern has a residual value guarantee related to certain vehicles under operating leases by Expanets and Blue Dot, in the event of default and subsequent failure to cure such default. At March 31, 2003, the amount of this financial guarantee was approximately $20.7 million.

(5)
With the acquisition of our Montana operations, we assumed a liability for expenses associated with certain Qualifying Facilities Contracts, or QFs. The QFs require us to purchase minimum amounts of energy at prices ranging from $65 to $138 per megawatt hour through 2029. Our gross contractual obligation related to the QFs is approximately $1.9 billion. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $1.5 billion. We established a liability as of the date of the acquisition of $134.3 million, which represents the net present value, utilizing a discount rate of 8.75%, of the difference between our obligations under the QFs and the related amount recoverable in rates. The obligation and payments reflected on this schedule represent the amortization of this liability.

(6)
We have entered into various power purchase commitments, largely purchased power, coal and natural gas supply, electric generation construction and natural gas transportation contracts. These commitments range from one to 30 years.

        Each of the debt agreements, mandatorily redeemable preferred securities of subsidiary trust and capital and operating leases described in the above-referenced table, as well as other contractual obligations including the Blue Dot exchange agreements and the obligations under the Defined Benefit Pension and Postretirement Benefit Plan are described under the caption "Description of Indebtedness and Other Contractual Obligations" in our most recent Annual Report on Form 10-K.

        In February 2003, we outlined the elements of a turnaround plan intended to strengthen our balance sheet and improve our financial performance. Absent proceeds from the sale of non-core assets, significant improvements in the operating results of our non-energy businesses, restructuring of our debt or raising additional capital, we will not have the ability to materially reduce our debt, and our ability to fund our operations and service our substantial indebtedness will be adversely affected and we would become insolvent. For our utility only operations, which excludes Blue Dot, Expanets, and all other unregulated entities, and absent proceeds from the sale of non-core assets, we estimate the following for the years 2003 and 2004 ($ are approximate and in millions):

	2003	2004
Cash flows from operating activities(1)	$(20)	$80
Cash flows used in investing activities(2)	(60)	(60)
Cash flows provided (used) in financing activities(3)	32	(39)

Increase (decrease) in cash and cash equivalents	$(48)	$(19)

(1)
The 2003 amount includes a use of cash for working capital changes of approximately $85 million and interest payments of approximately $140 million. The 2004 amount includes use of cash for working capital changes of approximately $5 million and interest payments of approximately $140 million. Our estimates continue to assume normal weather patterns. Due in part to recent credit downgrades, we have experienced reduced vendor credit terms, including in some cases, prepayment or deposit requirements. Our cash flows from operating activities estimates have been reduced to assume the ongoing reduction of vendor credit terms consistent with the recent trend. We may experience additional reductions in credit terms beyond what we are estimating, to include increased prepayment or deposit requirements, and in the event this occurs, our cash flows from operating activities could be further reduced from the amounts reflected above.

(2)
These amounts are comprised of capital expenditures.

(3)
These amounts are comprised of the following:

	2003	2004
Net proceeds—Senior secured term loan	$366	$—
Repayment of outstanding debt and retirement of letters-of-credit with proceeds from senior secured loan	(280)	—
Distributions on mandatorily redeemable preferred securities of trusts	(30)	(30)
Other debt payments	(24)	(9)

Cash flows provided by financing activities	$32	$(39)

        We have the right to defer payment of our distributions on our mandatorily redeemable trust preferred securities for up to 20 consecutive quarters. The payment of the upcoming distributions is under review and while our Board of Directors has not yet made a formal decision, it is likely that such payments will be deferred.

        Based on our current plans and business conditions, we expect that our available cash, cash equivalents and investments, together with amounts generated from operations, should be sufficient to meet our cash requirements for 2003. However, due to a decrease in cash and cash equivalents during 2003 and 2004, we believe that we may need additional funding sources or proceeds from the sale of non-core assets, during 2004 or early in 2005. Commencing in 2005, we face substantial debt reduction payments. Absent the receipt of significant proceeds from the sale of non-core assets, the raising of additional capital or a restructuring of our debt, we will not have the ability to reduce our debt or meet our maturing debt obligations. Even if we are successful in selling some or all of our non-core assets, we will have to restructure our debt or seek new capital prior to 2005.

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

        We have completed an assessment of the specific applicability and implications of SFAS No. 143. We have identified, but have not recognized, asset retirement obligation, or ARO, liabilities related to our electric and natural gas transmission and distribution assets. Many of these assets are installed on easements over property not owned by us. The easements are generally perpetual and only require retirement action upon abandonment or cessation of use of the property for the specified purpose. The ARO liability is not estimable for such easements as we intend to utilize these properties indefinitely. In the event we decide to abandon or cease the use of a particular easement, an ARO liability would be recorded at that time.

        Our regulated utility operations have, however, previously recognized removal costs of transmission and distribution assets as a component of depreciation in accordance with regulatory treatment. To the extent these amounts do not represent SFAS No. 143 legal retirement obligations, they are to be disclosed upon adoption of the statement. As of March 31, 2003, we have estimated accrued removal costs related to our Montana transmission and distribution operations in the amount of $114.3 million and $4.6 million, for our South Dakota and Nebraska operations, respectively, all of which are included in accumulated depreciation.

        For our generation properties, we have accrued decommissioning costs since the generating units were first put into service in the amount of $11.5 million, which is classified as a noncurrent regulatory liability.

        SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. It also requires sale-leaseback treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. We adopted SFAS No. 145 on January 1, 2003. As a result of the adoption, effective January 1, 2003, we reclassified the recognition of deferred costs related to interim financing of $20.7 million, incurred for the three months ended March 31, 2002, from an extraordinary loss to gain (loss) on debt extinguishment on the Consolidated Statement of Income (Loss). The related tax benefit of $7.2 million has been reclassified from an extraordinary loss to benefit (provision) for income taxes on the Consolidated Statement of Income (Loss).

        SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, including lease termination costs and certain employee termination benefits that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 will be applied prospectively and is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on our consolidated results of operations, financial position, or cash flows.

        FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued in November 2002. FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted FIN 45 effective December 2002 and the applicable disclosures are reflected in Note 15, "Commitments and Contingencies."

        SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, was issued in December 2002. It provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 is effective for fiscal years beginning after December 15, 2003. We do not expect to voluntarily adopt the fair value based method of SFAS No. 123 and, therefore, do not expect the measurement provisions of SFAS No. 148 to affect our financial position or results of operations. We have included disclosures required by SFAS No. 148 in these financial statements. We apply the intrinsic value based method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock option plan. No compensation cost is recognized, as the option exercise price is equal to the market price of the underlying stock on the date of grant. For the three months ended March 31, our pro forma net income and earnings per share would have been as indicated below had the fair value of option grants been charged to compensation expense in accordance with SFAS No. 123 (in thousands, except per share amounts):

	2003	2002
Earnings (Loss) on Common Stock
As reported	$9,919	$(52,403)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(247)	(303)

Pro forma	$9,672	$(52,706)

Diluted Earnings (Loss) per Average Common Share
As reported	$0.26	$(1.91)
Pro forma	$0.26	$(1.92)

        FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), was issued in January 2003. This interpretation changes the method of determining whether certain entities, including securitization entities, should be included in a company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity, or VIE, if it has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation in accordance with SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. The provisions of the interpretation are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal period beginning after June 15, 2003. For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities and non-controlling interest of the VIE would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. FIN 46 also mandates new disclosures about VIEs, some of which are required to be presented in financial statements issued after January 31, 2003. We have determined that we do not have a significant interest in VIEs requiring disclosure under FIN 46.

RISK FACTORS

        You should carefully consider the risk factors described below, as well as other information included in this Quarterly Report, before making an investment in our common stock or other securities. The risks and uncertainties described below are not the only ones facing us. This risk factors section has been updated to the date of this Quarterly Report. For additional information relating to our turnaround plan, liquidity, capital requirements and other matters relating to NorthWestern, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us.

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

  •
  result in vendors requiring additional credit support, such as letters of credit, or otherwise restricting our trade credit;

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

        Absent proceeds from the sale of non-core assets or significant improvements in the operating results of our non-energy businesses, we will not have the ability to materially reduce our debt. Therefore, our ability to implement this plan is subject to many impediments and uncertainties including:

  •
  whether we will be able to generate sufficient interest among buyers for our non-core assets under current market conditions; and

  •
  even if we receive offers from buyers, whether we will be able to sell these assets at a price that would enable us to materially pay down our debt after accounting for related liabilities, including those that may have recourse to us.

        The success of our turnaround plan is dependent upon reducing our debt. Absent the receipt of significant proceeds from the sale of non-core assets, the raising of additional capital or a restructuring of our debt, we will not have the ability to reduce our debt or meet our significant maturing debt obligations beginning in 2005. We are required to utilize a substantial portion of our cash flow from operations to service our outstanding indebtedness. If our cash requirements substantially increase or we encounter adverse developments in our operations, our liquidity and ability to implement our turnaround plan will be adversely affected. Our senior secured term loan contains restrictions on the sale or disposition of assets, including non-core assets, and on the prepayment of the senior secured term loan and other indebtedness. Therefore, even if we are able to generate funds through the sale of non-core assets or equity, or cash flow from operations, we may not be able to prepay any of the debt in a timely manner.

We will need significant additional capital to refinance our indebtedness as it matures. If we cannot sell sufficient assets or borrow new indebtedness sufficient to repay our indebtedness as it matures in future periods, our ability to fund our operations and service our substantial indebtedness will be adversely affected, and we will default on such maturing indebtedness as well as all other indebtedness that is cross-defaulted to such indebtedness thereby materially and adversely affecting our financial condition and results of operations and we would become insolvent.

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

        In addition, we may not be able to generate enough cash flow to fund our operations and meet our debt service obligations. If we can not obtain additional capital to meet such obligations, we will default on such indebtedness and all other indebtedness that is cross-defaulted to such indebtedness and we would become insolvent.

Our internal controls and procedures need to be improved.

        We have advised our Audit Committee that, in the course of preparing our financial statements for the year ended December 31, 2002 and March 31, 2003, and in connection with the corresponding audit, we noted deficiencies in internal controls relating to:

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

        These weaknesses led to the restatement of our financial statements for the first three quarters of 2002. In addition, we have experienced weaknesses in procedures and documentation relating to intercompany transactions, including lapses in documenting loans or advances to our subsidiaries, which could adversely affect our ability to collect such amounts and could force us to subordinate the collection of such amounts in certain circumstances. If we are unable to substantially improve our internal controls, our ability to report our financial results on a timely and accurate basis will continue to be adversely affected which could have a substantial adverse affect on our ability to operate our business.

We are one of several defendants in a class action lawsuit brought in connection with our acquisition of the electric and natural gas transmission and distribution assets of The Montana Power Company. If we do not successfully resolve this lawsuit, the insurance coverage does not pay for any damages we are found liable for, or our indemnification claims against TouchAmerica Holdings, Inc. cannot be enforced and reimbursed, our operations and financial condition may be materially harmed.

        We are one of several defendants in a class action lawsuit entitled McGreevey, et al. v. The Montana Power Company, et al. The lawsuit, which was filed by the former shareholders of The Montana Power Company (now shareholders of TouchAmerica Holdings, Inc., which is also the successor to The Montana Power Company), in connection with the disposition of energy assets by The Montana Power Company, contends, among other things, that there was a breach of fiduciary duty coinciding with The Montana Power Company's integrated plan to sell its energy-related assets excluding the Company's acquisition of the electric and natural gas transmission assets from Montana Power Company leading to the exchange of Montana Power Company stock for TouchAmerica Holdings, Inc. stock and are entitled to damages. We believe our substantive and procedural defenses are meritorious, but we cannot predict the outcome of any such litigation. If we are held liable for any damages in this lawsuit, our operations and financial condition may be severely and materially harmed.

The impact of ongoing class action litigation may be material. We are also subject to the risk of additional litigation and regulatory action in connection with the restatement of our 2002 quarterly financial statements and the potential liability from any such litigation or regulatory action could materially harm our business.

        On April 1, 2003, we announced that we would restate our consolidated financial statements for the fiscal quarters ended March 31, 2002, June 30, 2002, and September 30, 2002. We have recorded significant charges in our full year 2002 results.

        We, and certain of our present and former officers and directors, are defendants in four purported class action lawsuits pending in the United States District Court for the District of South Dakota, Southern Division, entitled Dana Ross, et al. v. Merle D. Lewis, et al.; Case No. CIV034049; Carpenters Pension Trust for Southern California, et al. v. NorthWestern Corp., et al., Case No. CIV034086, John Gremillion, Jr., et al. v. NorthWestern Corp., et al., Case No. CIV034089, Samuel E. Christen, et al. v. NorthWestern Corp., et al., Case No. CIV034093. The plaintiffs are seeking unspecified compensatory damages, rescission, and attorneys' fees and costs as well as accountants' and experts' fees based on allegations that the defendants misrepresented and omitted material facts concerning NorthWestern's business operations and financial performance, overstated NorthWestern's revenue and earnings by, among other things, maintaining insufficient reserves for accounts receivable at Expanets, failing to disclose billing problems and lapses and data conversion problems, failing to make full disclosures of problems (including the billing and data conversion issues) arising from the implementation of Expanets' EXPERT system, and profited from improper related-party transactions all in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. We, and certain of our present and former officers and directors, have also been named in a purported class action commenced in the United States District Court for the Southern District of New York, entitled Sanford & Beatrice Golman Family Trust, et al. v. NorthWestern Corp., et al., Case No. 03CV3223, which was brought on behalf of the purchasers of our 8.10% trust preferred securities due January 15, 2032 which were offered and sold pursuant to our registration statement on Form S-3 filed on July 12, 1999. The plaintiffs' claims are based on similar allegations of material misrepresentations and omissions of fact relating to the registration statement in violation of Sections 11 and 12 of the Securities Act of 1933 and they seek unspecified compensatory damages, rescission and attorneys', accountants' and experts' fees. Certain of our present and former officers and directors and NorthWestern, as a nominal defendant, have been named in two shareholder derivative actions commenced in the United States District Court for the District of South Dakota, Southern Division, entitled Deryl Lusty, et al. v. Richard R. Hylland, et al., Case No. CIV034091 and Jerald and Betty Stewart, et al. v. Richard R. Hylland, et al., Case No. CIV034114. These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal shareholder suits. The plaintiffs seek unspecified compensatory damages, restitution of improper salaries, insider trading profits and payments from NorthWestern, and disgorgement under the Sarbanes Oxley Act of 2002. These lawsuits were recently filed and have not been answered. We intend to defend against these lawsuits vigorously. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

        As a result of the restatement of our quarterly results for the first three quarters of 2002 we could become subject to additional shareholder derivative class actions or other securities litigation. In addition, federal, state or local regulatory agencies, such as the SEC, FERC, state public utilities commissions, and/or the New York Stock Exchange, could commence a formal investigation relating to the restatement of our quarterly results. In April 2003, the SEC notified NorthWestern that it is conducting an informal inquiry relating to questions regarding the restatements and other accounting and financial reporting matters. We are cooperating fully with the SEC's informal inquiry and intend to provide requested information as expeditiously as possible. Other than the informal SEC inquiry, as of the date hereof, we are not aware of any additional litigation or inquiry or investigation having been commenced against us related to these matters, but we cannot predict whether or not any such litigation or regulatory inquiry or investigation will be commenced or, if it is, the outcome of any such litigation or regulatory inquiry or investigation. If any such inquiry or investigation were to result in a regulatory proceeding or action against us, our business and financial condition could be harmed. The initiation of any additional securities litigation, together with the pending securities and shareholder derivative lawsuits described above, may also harm our business and financial condition. Until such inquiry, investigation, proceeding or litigation is resolved, it may be more difficult to raise additional capital or favorably refinance or restructure our debt or other obligations. If an unfavorable result occurred in any such action, our business and financial condition could be further harmed. In addition, we are likely to incur substantial expenses in connection with any such litigation or regulatory inquiry or investigation, including substantial fees for attorneys and other professional advisors. We may also be obligated to indemnify officers and directors named as defendants in such action. These expenses, to the extent not covered by available insurance, would adversely affect our cash position.

There are a number of business challenges Expanets must address during 2003. If Expanets is not able to resolve these issues effectively, its performance will continue to be adversely affected.

        The downturn in the economy has impacted the telecommunications sector. Expanets continues to see a soft market for the communications and Information Technology product industry. At the same time, Expanets plans to market a number of new products and services based on Internet protocol, or IP, technology. Expanets can provide no assurance that the market will accept these new products and services, which could adversely affect its performance.

        Expanets believes that its relationship with Avaya as currently structured is positive for both companies. However, a change in its relationship with Avaya or a change in Avaya's competitive position could adversely affect Expanets' performance.

        Expanets must address and resolve negative customer satisfaction issues stemming from the performance deficiencies and billing inaccuracies of the EXPERT system, which has contributed significantly toward higher than anticipated erosion of Expanets' maintenance revenue and customer base. Further delays in this process could have a significant negative effect on Expanets' operations and cash flow. In addition, management has made its best estimates of billing adjustments on which our current and ongoing reserves for accounts receivable are based. If these estimates are not accurate, and our reserves are not sufficient, our results of operations or financial condition could be harmed. If the estimates are not accurate, it could have a material effect on the business, the accuracy of periodic financial reporting and negatively impact its ability to obtain third party financing or accomplish a sale of the business.

        Expanets has identified deficiencies in the reconciliation of one of its EXPERT reporting modules related to product payable purchase orders. These deficiencies have necessitated additional assumptions and manual reconciliations by management in its assessment of the liabilities owed to product vendors.

        Expanets believes that it has identified many of the numerous performance and reporting deficiencies of the EXPERT system and has established alternative procedures and processes to rely on. However, there are several modules and system information flows in the EXPERT system that have not yet been studied as a result of more pressing issues with the EXPERT system, the study of which may lead to the identification of additional material weaknesses within the EXPERT system. Expanets currently does not have the capital resources and may not have the ability to analyze these systems and processes and make necessary improvements, which could have an adverse effect on operations and negatively impact its ability to obtain third party financing or accomplish a sale of the business. The weaknesses in the EXPERT system have led to a material weakness in the internal financial controls and reporting processes at Expanets. It is possible that further deficiencies could develop or be identified in the future, which could be significant.

        The EXPERT system continues to require additional improvement and expense to fully realize the functionality intended for the system. Expanets' management and consultants have identified a number of system, process and procedure improvements needed to enhance internal controls and assure functional performance and reporting accuracy. Expanets currently does not have the capital resources and ability to make these improvements. Further delays in resolving performance issues of the EXPERT system and the costs of system repairs, or the delays and costs of adopting an alternative information management system, could have a material adverse effect on Expanets' internal controls, financial reporting processes, operations and cash flow and could impede NorthWestern's efforts to pursue strategic alternatives for Expanets, including the sale or disposition of the business or its assets.

        As a result of the recent elimination of positions and personnel, Expanets faces claims and threatened claims. Although Expanets believes that it has adequately reserved for the known or threatened matters, there is a risk that an adverse result in a claim for wrongful dismissal could have a material adverse affect on Expanets.

If the MPSC disallows the recovery of the costs incurred in entering into default supply portfolio contracts while we are required to act as the "default supplier," we may not be able to fully recover the costs incurred in procuring default supply contracts, which could adversely affect our net income and financial condition.

        The 1997 Montana Restructuring Act provided that customers be able to choose their electricity supplier during a transition period ending on June 30, 2007. NorthWestern Energy is required to act as the "default supplier" for customers who have not chosen an alternate supplier. The Restructuring Act provided for full recovery of costs incurred in procuring a default supply portfolio of electric power and required the default supplier to propose a "cost recovery mechanism" for electrical supply procurement costs before March 30, 2002. On October 29, 2001, the former owner of NorthWestern Energy LLC filed with the MPSC its initial default supply portfolio, containing a mix of long and short-term contracts from new and existing generators. On April 25, 2002, the MPSC approved NorthWestern Energy LLC's proposed "cost recovery mechanism".

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

        Our utility businesses are regulated by certain state commissions. As a result, these commissions have the ability to review the regulated utility's books and records. This ability to review our books and records could result in prospective negative adjustments to our rates.

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

        Proposals have been introduced in Congress to repeal the Public Utility Holding Company Act of 1935, or PUHCA. To the extent regulatory barriers to entry are eliminated, competitive pressures increase, or the pricing and sale of transmission or distribution services or electricity or fuel assume more characteristics of a commodity business, we could face increased competition adverse to our business.

We may not be able to fully recover transition costs, which could adversely affect our net income and financial condition.

        Montana law required the Montana Public Service Commission, or the MPSC, determine the value of net unmitigable transition costs associated with the transformation of the former The Montana Power Company utility business from a vertically integrated electric service company to a utility providing only default supply and transmission and distribution services. The MPSC was also obligated to set a competitive transition charge, or CTC, to be included in distribution rates to collect those net transition costs. The majority of these transition costs relate to out-of-market power purchase contracts, which run through 2032, that the former owner of NorthWestern Energy L.L.C. was required to enter into with certain "qualifying facilities" as established under the Public Utility Regulatory Policies Act of 1978. The former owner of NorthWestern Energy L.L.C. estimated the pretax net present value of its transition costs over the approximate 30-year period to be approximately $304.7 million in a filing with the MPSC on October 29, 2001. On January 31, 2002, the MPSC issued an Order establishing a CTC that would recover $244.7 million on a net present value basis. While the CTC is designed to adjust and compensate for future changes in sales volumes or other factors affecting actual cost recoveries, the CTC runs through the year 2029, and therefore, we cannot predict with certainty the actual recovery of transition costs. Changes in the recovery of transition costs could affect our net income and financial condition.

Further downgrades in our credit rating could negatively affect our ability to access capital.

        S&P, Moody's and Fitch rate our senior, unsecured debt at "CCC+" on CreditWatch with negative implications, "Caa1" with a negative outlook and "B+" with a negative outlook, respectively. Credit ratings are dependent on a number of quantitative and qualitative factors. Although we are not aware of any current plans of S&P, Moody's or Fitch to further lower their respective ratings on our debt, we cannot assure you that our credit ratings will not be downgraded if we do not reduce our leverage. Although none of our debt instruments contain acceleration and repayment provisions in the event of a downgrade in our debt ratings by S&P, Moody's or Fitch, if such a downgrade were to occur, our ability to access the capital markets and utilize trade credit may be adversely affected, and our borrowing costs would increase which would adversely impact our results and condition. We may also be required to provide credit support for certain major purchases (e.g., electricity supply contracts, natural gas supply contracts, etc.). In addition, we would likely be required to pay a higher interest rate in future financings, and our potential pool of investors and funding sources could decrease.

We are subject to risks associated with a changing economic environment.

        In general, the financial markets have been weak, and the availability and cost of capital for our business and that of our competitors has been adversely affected. Events such as the bankruptcy of several large energy and telecommunications companies have specifically contributed to this weak environment. Such economic environment, if sustained, could constrain the capital available to our industry and would adversely affect our access to funding for our operations, including the funding necessary to refinance or restructure our substantial indebtedness. In addition, the disruption in the capital markets for the energy and telecommunications industries could adversely impact our ability to realize cash from the sale of non-core assets, including Expanets, Blue Dot, our Colstrip transmission assets, and the Montana First Megawatts project.

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

        Our electric and gas utility business and, to a lesser extent, Blue Dot's HVAC business are seasonal businesses, and weather patterns can have a material impact on their operating performance. Because natural gas is heavily used for residential and commercial heating, the demand for this product depends heavily upon weather patterns throughout our market areas, and a significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Demand for electricity is often greater in the summer and winter months associated with cooling and heating. Similarly, Blue Dot's business is subject to seasonal variations in certain areas of its service lines, with demand for residential HVAC services generally higher in the second and third quarters. Accordingly, our operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer. In the event that we experience unusually mild winters or summers in the future, our results of operations and financial condition could be adversely affected.

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

        Each of Blue Dot and Expanets has limited cash to meet its obligations and will have to locate its own independent source of funds should it require additional financing. If either company is unable to obtain necessary financing or to maintain adequate bonding capacity, it may be unable to compete effectively for certain business and could default on one or more of its obligations, which could result in a serious disruption in its business and materially and adversely impair its value. Neither of those companies may have sufficient working capital to satisfy its debt obligations as they mature or in the event of an acceleration of all or a significant portion of its outstanding indebtedness.

        In addition, Blue Dot is currently in default under its existing credit facility and certain other material payment obligations to its minority stockholders. NorthWestern Growth Corporation may be required under certain circumstances to purchase or cause the purchase of certain shares of Blue Dot stock in an amount sufficient to permit Blue Dot to effect exchange obligations under exchange agreements with respect to its Series A Preferred Stock and honor payment obligations under certain call and put option agreements and related earnout obligations with respect to its Class C Common Stock. NorthWestern does not intend to advance additional funds to Blue Dot while NorthWestern pursues strategic alternatives for Blue Dot, including the sale or disposition of its assets. Blue Dot's credit facility prohibits Blue Dot from performing its obligations under its exchange agreements or call and put agreements unless the funds or stock used to satisfy such obligations are provided to Blue Dot by NorthWestern. The existing defaults under the credit facility also prevent Blue Dot from making payments of principal and interest on certain subordinated debt and may result in defaults under other indebtedness that is cross-defaulted to the credit facility. As a result of these events, Blue Dot defaulted on up to $4.1 million of the obligations under its exchange and call and put option agreements on March 31, 2003. Approximately $4.4 million is required to be paid under call and put option agreements on June 30 2003, approximately $0.5 million may be required to be paid under exchange agreements on September 30, 2003. In addition, approximately $0.5 million in principal payments plus related interest on subordinated indebtedness is scheduled to become due in 2003. Blue Dot is attempting to negotiate a forbearance agreement with its lender and extensions, repayment terms or other arrangements to satisfy other obligations with certain of the involved parties. Blue Dot's failure to pay these obligations has resulted in additional defaults under its credit facility, which is non-recourse to us.

        These defaults and the failure of Blue Dot to pay these obligations could result in a serious disruption in Blue Dot's business and materially and adversely impact Blue Dot's value. The impacted key managers and other personnel from the impacted units might leave Blue Dot, and certain stockholders may institute litigation against Blue Dot and/or NorthWestern Growth Corporation seeking payment of these obligations or other damages. In addition, other key managers from other operating units, including managers who are under similar arrangements, may leave Blue Dot or become disengaged and cause further significant disruption of the organization.

        Substantial uncertainty and concern may also develop on the part of the employees, suppliers and customers of Blue Dot and Expanets. Existing employees, including key managers, and customers may elect to leave those businesses because of these issues or in anticipation of a sale of the business or its assets, and it may be difficult to attract replacements. In some cases we may not have non-competition agreements or only limited ability to enforce such agreements with respect to such departing employees. Certain key employees of Blue Dot may, in particular, be dissatisfied because of the deferrals of certain incentive compensation payments. Suppliers may elect to eliminate, restrict, reduce or impose more burdensome terms on credit, which would increase Blue Dot's and Expanets' cost of goods and create additional liquidity issues.

Changes in commodity prices and availability of supply may increase our cost of producing and distributing electricity and distributing natural gas or decrease the amount we receive from selling electricity and natural gas, adversely affecting our financial performance and condition.

        To the extent not covered by long-term fixed price purchase contracts, we are exposed to changes in the price and availability of coal because most of our generating capacity is coal-fired. Changes in the cost of coal and changes in the relationship between those costs and the market prices of power may affect our financial results. In addition, natural gas and electricity are commodities; the market price of which can be subject to volatile changes in response to changes in crude oil markets, refinery operations, fuel supply, power plant outages, weather conditions, market supply and prices or other market conditions. Because state regulatory authorities set the rates at which we sell electricity and natural gas, and may modify the costs that we may pass through cost adjustments, we may not be able to immediately pass on to our retail customers rapid increases in our wholesale costs, which could reduce our profitability.

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

        Our senior credit facility also prohibits the payment of dividends during any period of default under the agreement. To the extent that payment of a cash dividend on our common stock becomes permissible under Delaware law, we would only be able to pay a cash dividend on our common stock to the extent that all required distributions on our mandatorily redeemable preferred securities of trusts has been made.

        We have established four wholly owned, special-purpose business trusts, NWPS Capital Financing I, NorthWestern Capital Financing I, NorthWestern Capital Financing II and NorthWestern Capital

Financing III, to issue common and preferred securities and hold subordinated debentures that we issue, and The Montana Power Company established Montana Power Capital I (Trust) as a wholly owned business trust to issue common and preferred securities and hold subordinated debentures that it issued. We assumed the obligations of The Montana Power Company under the subordinated debentures that it issued to Montana Power Capital I November 15, 2002. The sole assets of these trusts are the investments in subordinated debentures, which are interest bearing. We have the right, on one or more occasions, to defer interest payments in the subordinated debentures for up to 20 consecutive quarterly periods unless a default under the subordinated debentures has occurred and is continuing. If we defer interest payments on the subordinated debentures, cash distributions on our trust preferred securities will also be deferred. During any period in which we defer interest payments on the subordinated debentures, we will not, with some exceptions, be permitted to pay any dividends or distributions in respect of our capital stock. Given our significant debt, our board of directors will review the appropriateness of each periodic interest payment under the subordinated debentures in light of, among other factors, the progress of our turnaround plan and our liquidity needs.

Our utility business is subject to extensive environmental regulations and potential environmental liabilities, which could result in significant costs and liabilities.

        Our utility business is subject to extensive regulations imposed by federal, state and local government authorities in the ordinary course of operations with regard to the environment, including environmental regulations relating to air and water quality, solid waste disposal and other environmental considerations. Many of these environmental laws and regulations create permit and license requirements and provide for substantial civil and criminal fines which, if imposed, could result in material costs or liabilities. We regularly monitor our operations to prevent adverse environmental impacts and to assess potential environmental liabilities. We may be required to make significant expenditures in connection with the investigation and remediation of alleged or actual spills and the repair and upgrade of our facilities in order to meet future requirements under environmental laws.

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

        In 2004, Expanets will be required to repay its outstanding borrowings from Avaya, which currently total $27.1 million. We have no intention of providing additional funds to Expanets, and are prohibited by the Montana Public Service Commission from making advances of more than $10 million in the aggregate to our non-regulated businesses without their prior consent. If we are unable to sell Expanets in a transaction that includes a release of this obligation to Avaya, we may not have sufficient funds to satisfy this obligation. A default under this obligation could result in a default under our various credit agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to the impact of market fluctuations associated with commodity prices and interest rates. We have policies and procedures to assist in controlling these market risks and we may utilize derivatives to manage a portion of our risk. Our policy allows the use of derivative instruments as part of an overall energy price and interest rate risk management program to efficiently manage and minimize commodity price interest rate risk. We do not enter into financial instruments for speculative or trading purposes.

  Interest Rate Risk

        We use fixed and variable rate long-term debt to partially finance capital expenditures and mandatory debt retirements. These debt agreements expose us to market risk related to changes in interest rates. We manage this risk by taking advantage of market conditions when timing the placement of long-term or permanent financing. We have historically used interest rate swap agreements to manage a portion of out interest rate risk and may take advantage of such agreements in the future to minimize such risk. As of March 31, 2003, we also have outstanding 14,810,000 shares of mandatorily redeemable preferred securities with various fixed interest rates. All of our debt has fixed interest rates, with the exception of our new senior secured term loan which bears interest at a variable rate tied to the Eurodollar rate, with a minimum floor of 3.0%. As of May 8, 2003, the applicable Eurodollar rate was 1.32%.

  Commodity Price Risk

        We have two derivative contracts at March 31, 2003, with estimated future benefits of $12,320. The fair value of fixed-price commodity contracts were estimated based on market prices of commodities covered by the contracts. The net differential between the prices in each contract and market prices for future periods has been applied to the volumes stipulated in each contract to arrive at an estimated future value.

ITEM 4. CONTROLS AND PROCEDURES

        (a)   Within the 90-day period prior to the date of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). As a result of this review and evaluation, our Chief Executive Officer and Chief Financial Officer determined that our internal controls have not met our expectations and goals.

        In particular, the EXPERT enterprise software system used by our subsidiary, Expanets, has significantly failed to provide the intended functionality and information. We were unable to identify billing problems and related accounting problems in a timely manner during 2002. Expanets experienced severe complications with its EXPERT enterprise software system throughout 2002, including order entry and customer fulfillment, billing and collection functions, an inability to provide timely and complete billing detail for a majority of Expanets' customers, numerous reporting deficiencies that prevented management from receiving critical accounts receivable and cash application data in a timely manner and problems relating to data migration from Avaya's system, some of which were due to underlying problems with the Avaya database and faulty data migration scripting performed by Expanets utilized in the migration. Expanets was forced to resort to manual journal entries in many instances. Further, Expanets has recently identified deficiencies in the reconciliation of one of its EXPERT reporting modules related to product payable purchase orders. These deficiencies have necessitated additional assumptions and manual reconciliations by management in its assessment of the liabilities owed to product vendors. Throughout 2002 and the first quarter of 2003, Expanets has made continuing efforts to correct deficiencies in the EXPERT system. As a result of these efforts, which are ongoing, Expanets identified certain maintenance billing problems with its EXPERT system and manual journal entries that required reversal of previously recorded maintenance revenue. Further, we determined that our revenues, accounts receivable reserves and write-offs and billing adjustments reserves were not correctly stated in previously reported unaudited quarterly results. In the course of preparing our financial statements for the year ended December 31, 2002, and in connection with the corresponding audit, we also determined that certain costs related to the EXPERT system were inappropriately capitalized and that certain accounting procedures being used with respect to revenue recognition and accounts receivable reserve methodology were not appropriate for Expanets.

        In addition, our financial reporting infrastructure has been significantly challenged as a result of our dramatic growth, from annual revenues of approximately $200 million in 1997 to annual revenues of approximately $2 billion in 2002. We have experienced a lack of continuity and retention of qualified accounting personnel and have had difficulties in hiring an adequate number of qualified replacements on a timely basis. We have determined that the absence of a functioning internal auditing department and integrated information systems have limited our ability to adequately review subsidiary financial information. We may have experienced inconsistent application of and adherence to our policies and procedures by certain personnel. These factors have made it clear to management that the depth and training of its accounting staff needs improvement.

        We have advised the Audit Committee of our Board of Directors that, in the course of preparing our year-end 2002 financial statements and in undergoing our 2002 audit, we noted the deficiencies in internal controls described above relating to:

  •
  the evaluation of appropriate reserves for accounts receivable and billing adjustments specifically at Expanets;

  •
  timely evaluation and substantiation of material account balances;

  •
  supervision, staffing and training of accounting personnel.

        Our independent auditors have advised the Audit Committee that these internal control deficiencies constitute reportable conditions and, collectively, a material weakness as defined in Statement on Auditing Standards No. 60.

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

  •
  Hired a Vice President-Audit and Controls, reporting directly to our chief executive officer, to monitor and review our internal controls at NorthWestern Corporation and its utility division, NorthWestern Energy;

  •
  Improving the communication to all employees of our corporate code of conduct in a form and content complying with the Sarbanes-Oxley Act;

  •
  Further addition of personnel to the accounting department at Expanets to provide resources to perform additional manual reconciliations, data tracking and reporting until EXPERT system enhancements and improvements can be developed and installed;

  •
  Adoption of improved accounting policies, procedures and internal controls for the periodic consolidated financial closing process, including closer management review of subsidiary financial information, prioritization and clarification of enterprise-wide risk management responsibilities, and documentation of intercompany transactions;

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

        We have also performed substantial additional procedures designed to ensure that these disclosure and internal control deficiencies did not result in material misstatements in our consolidated financial statements contained in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2002, and do not result in material misstatements in our future consolidated financial results.

        (b)   Other than as described above, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date we carried out our evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We, and certain of our present and former officers and directors, are defendants in four purported class action lawsuits pending in the United States District Court for the District of South Dakota, Southern Division, entitled Dana Ross, et al. v. Merle D. Lewis, et al.; Case No. CIV034049; Carpenters Pension Trust for Southern California, et al. v. NorthWestern Corp., et al., Case No. CIV034086, John Gremillion, Jr., et al. v. NorthWestern Corp., et al., Case No. CIV034089, Samuel E. Christen, et al. v. NorthWestern Corp., et al., Case No. CIV034093. The plaintiffs are seeking unspecified compensatory damages, rescission, and attorneys' fees and costs as well as accountants' and experts' fees based on allegations that the defendants misrepresented and omitted material facts concerning NorthWestern's business operations and financial performance, overstated NorthWestern's revenue and earnings by, among other things, maintaining insufficient reserves for accounts receivable at Expanets, failing to disclose billing problems and lapses and data conversion problems, failing to make full disclosures of problems (including the billing and data conversion issues) arising from the implementation of Expanets' EXPERT system, and profited from improper related-party transactions all in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. We, and certain of our present and former officers and directors, have also been named in a purported class action commenced in the United States District Court for the Southern District of New York, entitled Sanford & Beatrice Golman Family Trust, et al. v. NorthWestern Corp., et al., Case No. 03CV3223, which was brought on behalf of the purchasers of our 8.10% trust preferred securities due January 15, 2032 which were offered and sold pursuant to our registration statement on Form S-3 filed on July 12, 1999. The plaintiffs' claims are based on similar allegations of material misrepresentations and omissions of fact relating to the registration statement in violation of Sections 11 and 12 of the Securities Act of 1933 and they seek unspecified compensatory damages, rescission and attorneys', accountants' and experts' fees. Certain of our present and former officers and directors and NorthWestern, as a nominal defendant, have been named in two shareholder derivative actions commenced in the United States District Court for the District of South Dakota, Southern Division, entitled Deryl Lusty, et al. v. Richard R. Hylland, et al., Case No. CIV034091 and Jerald and Betty Stewart, et al. v. Richard R. Hylland, et al., Case No. CIV034114. These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal shareholder suits. The plaintiffs seek unspecified compensatory damages, restitution of improper salaries, insider trading profits and payments from NorthWestern, and disgorgement under the Sarbanes Oxley Act of 2002. These lawsuits were recently filed and have not been answered. We intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

        In April 2003, the SEC notified NorthWestern that it is conducting an informal inquiry relating to questions regarding the restatements and other accounting and financial reporting matters. We are cooperating fully with the SEC's informal inquiry and intend to provide requested information as expeditiously as possible. Other than the informal SEC inquiry, as of the date hereof, we are not aware of any additional litigation or inquiry or investigation having been commenced against us related to these matters, but we cannot predict whether or not any such litigation or regulatory inquiry or investigation will be commenced or, if it is, the outcome of any such litigation or regulatory inquiry or investigation.

        On April 18, 2003, NorthWestern and other defendants were sued in the state court in Missouri for common law fraud, breach of fiduciary duty and Florida state securities fraud. The suit is entitled Leonard S. Mewhinney Jr. v Cornerstone Propane GP, Inc., Coast Gas, Inc., Cornerstone Propane Partners, LP, NorthWestern Corporation, and A.G. Edwards Juvestment Management Consulting Services, Inc. (No. 032-01181 Circuit Court of the City of St. Louis, Missouri). Plaintiff alleges that NorthWestern, Cornerstone Propane GP, Inc., Coast Gas, Inc. and Cornerstone Propane Partners, LP breached fiduciary duties between 1998 and 2001 by mismanaging Cornerstone Propane Partners, LP, transferring its assets for less than market value, taking excessive fees, and misrepresenting the true value of the partnership units, and that they fraudulently failed to disclose material information regarding the value of units of Cornerstone Propane Partners, LP and violated the Florida Securities Act by failing to properly register the partnership units in Florida and by making false statements and material omissions in connection with the sale of such units. The plaintiff seeks rescission, compensatory damages totaling $346,692 punitive damages of $1.0 million against NorthWestern only and court costs. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss.

        On April 29, 2003, a suit was brought against Blue Dot and NorthWestern Growth Corporation in Massachusetts state court by a holder of Blue Dot Series A Preferred Stock that was to be exchanged on March 31, 2003 for $1.4 million. The suit, entitled Kinz Limited Partnership v. Blue Dot Services, Inc. and NorthWestern Growth Corporation (Case No. 03-1843, Superior Court of the Commonwealth of Massachusetts) includes claims for damages for breach of contract, specific performance and injunctive relief. The plaintiff alleges that Blue Dot agreed to exchange the Series A preferred shares for cash or shares of the common stock of NorthWestern, and that such agreement was guaranteed by NorthWestern, and that both Blue Dot and NorthWestern failed to perform their obligations.

        On April 30, 2003, Mr. Hylland filed a demand for arbitration of contract claims under his employment agreement, as well as tort claims for defamation, infliction of emotional distress and tortuous interference and a claim for punitive damages. Mr. Hylland is seeking relief in an amount of $25 million, plus interest, attorney's fees, costs, and punitive damages. The Company disputes Mr. Hylland's claims and intends to vigorously defend the arbitration.

        On May 8, 2003, we reported that the Special Committee of the Board formed to evaluate Mr. Richard Hylland's performance and conduct in connection with the management of NorthWestern and its subsidiaries has completed its evaluation. Mr. Hylland is the former President and Chief Operating Officer of NorthWestern. Based on the recommendations of the Special Committee, on May 6, 2003, the Board determined that Mr. Hylland's performance and conduct as President and Chief Operating Officer warranted termination under his employment contract.

ITEM 5. OTHER INFORMATION

        Our Board of Directors has established August 26, 2003 at 2:00 pm CDT as the time for the annual meeting of shareholders. A proxy statement related to the annual meeting will be mailed to all common stock shareholders as of the record date of June 27, 2003. In order for any shareholder proposal to be eligible for inclusion in the proxy materials, it must be received at our office in Sioux Falls, South Dakota 57104, no later than May 28, 2003, rather than November 11, 2002, as indicated in our 2002 proxy statement. Any such proposal shall be subject to the requirements of our By-Laws and the proxy rules adopted under the Securities and Exchange Act of 1934.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    Exhibit 99.1—Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

    Exhibit 99.2—Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Pursuant to Securities and Exchange Commission Release No. 33-8212, this certification will be treated as "accompanying" this Quarterly Report and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

  (b)
  Reports on Form 8-K

        We filed a Current Report on Form 8-K with the SEC on January 7, 2003, to disclose under Item 5 of the Report a press release announcing that Merle D. Lewis had retired as Chairman and Chief Executive Officer, Gary G. Drook had been elected as interim Chief Executive Officer and Marilyn R. Seymann had been elected as interim Chairman of the Board.

        We filed a Current Report on Form 8-K with the SEC on January 27, 2003, to disclose under Item 5 of the Report a press release announcing that we had received regulatory approval from the Montana Public Service Commission in connection with the issuance of the Company's First Mortgage Bonds.

        We filed a Current Report on Form 8-K with the SEC on February 10, 2003, to disclose under Item 5 of the Report that we had closed a $390.0 million credit facility with Credit Suisse First Boston.

        We filed a Current Report on Form 8-K with the SEC on February 19, 2003, to disclose under Item 5 of the Report a press release discussing our turnaround plan for financial performance and the suspension of dividends on our common stock.

        We filed a Current Report on Form 8-K with the SEC on March 14, 2003, to disclose under Item 5 of the Report that NorthWestern Corporation and Expanets, Inc. had entered a restructuring agreement with Avaya, Inc. regarding the resolution of certain operating issues and customer data and billing management services.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003	NORTHWESTERN CORPORATION

	By:	/s/ KIPP D. ORME Kipp D. Orme Vice President and Chief Financial Officer

CERTIFICATIONS

I, Gary G. Drook, certify that:

1.
I have reviewed this Quarterly Report on Form 10-Q of NorthWestern Corporation (this "Quarterly Report");

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

Date: May 15, 2003

/s/ GARY G. DROOK Gary G. Drook Chief Executive Officer

I, Kipp D. Orme, certify that:

1.
I have reviewed this Quarterly Report on Form 10-Q of NorthWestern Corporation (this "Quarterly Report");

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

Date: May 15, 2003

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

QuickLinks

NORTHWESTERN CORPORATION FORM 10-Q INDEX
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART 1. FINANCIAL INFORMATION
NORTHWESTERN CORPORATION CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands, except per share amounts)
NORTHWESTERN CORPORATION CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited) (in thousands, except per share amounts)
NORTHWESTERN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Reference is made to Notes to Financial Statements Included in the Company's Annual Report)
Three Months Ended March 31, 2003
Three Months Ended March 31, 2002
Three Months Ended March 31
PART II. OTHER INFORMATION
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX