Form 10-Q
period 2003-06-30
NORTHWESTERN CORP
filed 2003-08-14
CIK 73088

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 0-692

Delaware	46-0172280
(State of Incorporation)	IRS Employer Identification No.
125 South Dakota Avenue Sioux Falls, South Dakota 57104 (Address of principal office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer. Yes ☒    No ☐

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common Stock, Par Value $1.75
37,680,095 outstanding at August 14, 2003

NORTHWESTERN CORPORATION
FORM 10-Q

INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        On one or more occasions, we may make statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts, included or incorporated by reference herein relating to management's current expectations of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

        Words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "targets," "will likely result," "will continue" or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include but are not limited to:

  (i)
  if we are unable to address our significant and immediate liquidity challenges and effectively implement our turnaround plan, which will require significantly reducing our debt, restructuring our debt and generating cash from additional funding sources or proceeds from the sale of non core assets, then we will not have sufficient working capital to continue to fund our operations or service our substantial indebtedness and we may be required to seek protection under the U.S. Bankruptcy Code;

  (ii)
  if we file for Bankruptcy protection, our creditors will be paid prior to our stockholders and our stockholders could lose their entire investment;

  (iii)
  if we are unable to obtain the consent of our stockholders at our annual meeting to be held on August 26, 2003 to amend our certificate of incorporation to significantly increase the number of shares of common stock and preferred stock we may issue and to amend the terms of our preferred stock, then we will not be able to effectuate our turnaround plan and our ability to reduce our debt will be materially adversely affected;

  (iv)
  if we default on certain covenants under the instruments governing our indebtedness, including our credit agreement, all or a significant portion of our outstanding indebtedness may be accelerated and we will not have sufficient working capital to satisfy those obligations;

  (v)
  if our vendors continue to require additional credit support, including letters of credit and prepayments, or impose other constraints on normal trade credit, our liquidity will be materially adversely affected;

  (vi)
  if plaintiffs receive a material monetary judgment against us greater than applicable insurance coverage or we become subject to other adverse judgments in the shareholder class action lawsuit relating to the disposition of the generating and energy-related assets by The Montana Power Company, excluding our acquisition of the electric and natural gas transmission and distribution business formerly held by The Montana Power Company, together with ERISA litigation regarding The Montana Power Company ESOP and 401(k) plan, then our liquidity and financial condition will be materially adversely affected;

  (vii)
  if plaintiffs receive a material monetary judgment against us greater than applicable insurance coverage or we become subject to other adverse judgments in existing shareholder and derivative litigation or in any additional litigation and regulatory action in connection with the restatement of our 2002 quarterly financial statements, our liquidity and financial condition will be materially adversely affected;

  (viii)
  if we are unable to fully address and correct inadequacies or material weaknesses in our internal controls and to thereafter maintain an effective internal controls structure, our financial condition will be materially adversely affected;

  (ix)
  if Expanets' or Blue Dot's business continues to be disrupted, including by the loss of key employees, customers and suppliers or reductions in liquidity, and the value of such businesses and their respective assets decline further as a result of our efforts to sell or dispose of such businesses or assets, and our limited ability to provide further funds to such businesses, then our ability to reduce debt with the proceeds of a sale of such businesses or assets will be adversely affected and we will not be able to implement our turnaround plan;

  (x)
  we may become subject to additional adverse federal, state, or local legislation or regulation or adverse determinations by regulators, including the recent final order of the Montana Public Service Commission (MPSC) disallowing the recovery of $6.2 million of natural gas costs we incurred during the past year, and an interim order fixing the recovery price during the next year, which has had and could continue to have a material adverse affect on our liquidity, results of operations and financial condition;

  (xi)
  we may suffer unscheduled generation outages, maintenance or repairs which may reduce revenues or may require additional capital expenditures or other increased operating costs;

  (xii)
  unanticipated changes in commodity prices or in fuel supply costs or availability due to higher demand, shortages, weather conditions, transportation problems or other developments, in combination with reduced availability of trade credit, may reduce revenues or may increase operating costs, each of which would adversely affect our liquidity;

  (xiii)
  increases in interest rates will increase our cost of borrowing;

  (xiv)
  if the rate of growth and economic conditions in our service territories decline, our operations and financial condition would be adversely affected;

  (xv)
  adverse changes in general economic and competitive conditions in the markets in which we may compete may adversely affect our operations and financial condition; and

  (xvi)
  certain other business uncertainties related to the occurrence of natural disasters, war, hostilities and the threat of terrorist actions may adversely affect our operations and financial condition.

        We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business and results of operations are subject to the uncertainties described under the caption "Risk Factors" which is a part of the disclosure included in Item 2 of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, Proxy Statements on Schedule 14A, press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this report on Form 10-Q, our reports on Forms 10-K and 8-K, our Proxy Statements on Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-Q, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-Q or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

        We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the Commission on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

        Unless the context requires otherwise, references to "we," "us," "our," "NorthWestern Corporation" and "NorthWestern" refer specifically to NorthWestern Corporation and its subsidiaries.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHWESTERN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	June 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$50,489	$26,554
Restricted cash	55,734	28,039
Accounts receivable, net	105,215	118,005
Inventories	26,733	25,907
Regulatory assets	14,600	15,430
Other	49,247	32,873
Assets held for sale	30,000	42,665
Current assets of discontinued operations	245,082	275,549

Total current assets	577,100	565,022
Property, Plant, and Equipment, Net	1,234,512	1,238,050
Goodwill	375,798	375,798
Other:
Investments	32,092	85,236
Regulatory assets	197,754	201,075
Other	68,073	51,438
Noncurrent assets of discontinued operations	139,557	164,970

Total assets	$2,624,886	$2,681,589

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Current maturities of long-term debt	$1,260,655	$25,909
Accounts payable	47,644	49,704
Accrued expenses	143,516	162,524
Regulatory liabilities	6,751	32,236
Current liabilities of discontinued operations	236,572	243,551

Total current liabilities	1,695,138	513,924
Long-term Debt	526,555	1,642,522
Deferred Income Taxes	—	202
Noncurrent Regulatory Liabilities	33,847	35,002
Other Noncurrent Liabilities	467,661	492,263
Noncurrent Liabilities and Minority Interests of Discontinued Operations	35,377	83,003

Total liabilities	2,758,578	2,766,916
Minority Interests	—	500
Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts	370,250	370,250
Shareholders' Deficit:
Common stock, par value $1.75; authorized 50,000,000 shares; issued and outstanding 37,680,095 and 37,396,762	65,940	65,444
Paid-in capital	301,173	304,781
Treasury stock, at cost	—	(3,560)
Retained deficit	(866,495)	(818,605)
Accumulated other comprehensive loss	(4,560)	(4,137)

Total shareholders' deficit	(503,942)	(456,077)

Total liabilities and shareholders' deficit	$2,624,886	$2,681,589

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
OPERATING REVENUES	$235,529	$177,441	$524,252	$353,507
COST OF SALES	129,298	69,081	284,457	150,398

GROSS MARGIN	106,231	108,360	239,795	203,109

OPERATING EXPENSES
Operating, general and administrative	75,058	64,093	148,173	107,638
Impairment on assets held for sale	12,399	—	12,399	—
Depreciation	17,432	16,636	34,855	29,675

TOTAL OPERATING EXPENSES	104,889	80,729	195,427	137,313

OPERATING INCOME	1,342	27,631	44,368	65,796
Interest Expense	(39,584)	(28,373)	(81,181)	(49,184)
Loss on Debt Extinguishment	—	—	—	(20,688)
Investment Income and Other	1,380	(2,656)	1,155	(1,977)

Loss From Continuing Operations Before Income Taxes	(36,862)	(3,398)	(35,658)	(6,053)
Benefit (Provision) for Income Taxes	(464)	4,473	(501)	5,781

Income (Loss) from Continuing Operations	(37,326)	1,075	(36,159)	(272)
Discontinued Operations, Net of Taxes and Minority Interests	(13,011)	(14,968)	3,214	(59,751)

Net Loss	(50,337)	(13,893)	(32,945)	(60,023)
Minority Interests on Preferred Securities of Subsidiary Trusts	(7,472)	(7,474)	(14,945)	(13,699)
Dividends on Preferred Stock	—	(48)	—	(96)

Loss on Common Stock	$(57,809)	$(21,415)	$(47,890)	$(73,818)

Average Common Shares Outstanding	37,397	27,397	37,397	27,397
Earnings (Loss) per Average Common Share:
Continuing operations	$(1.20)	$(0.24)	$(1.37)	$(0.51)
Discontinued operations	(0.35)	(0.55)	0.09	(2.18)

Basic	$(1.55)	$(0.79)	$(1.28)	$(2.69)

Diluted Earnings (Loss) per Average Common Share:
Continuing operations	$(1.20)	$(0.24)	$(1.37)	$(0.51)
Discontinued operations	(0.35)	(0.55)	0.09	(2.18)

Diluted	$(1.55)	$(0.79)	$(1.28)	$(2.69)

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30
	2003	2002
Operating Activities:
Net Loss	$(32,945)	$(60,023)
Items not affecting cash:
Depreciation	34,855	29,675
(Gain) Loss on discontinued operations	(3,214)	59,751
Loss on debt extinguishment	—	20,688
Deferred income taxes	(202)	2,847
Impairment on assets held for sale	12,399	— -
Changes in current assets and liabilities:
Restricted cash	(27,695)	(39,425)
Accounts receivable	12,790	23,440
Inventories	(826)	14,965
Other current assets	(16,374)	17,861
Accounts payable	(2,060)	(30,985)
Accrued expenses	(25,173)	63,569
Change in regulatory assets	4,151	3,377
Change in regulatory liabilities	(26,640)	(15,252)
Other, net	(15,388)	16,296

Cash flows provided by (used in) continuing operations	(86,322)	106,784
Change in net assets of discontinued operations	(3,511)	(179,382)

Cash flows provided by (used in) operating activities	(89,833)	(72,598)

Investment Activities:
Property, plant and equipment additions	(31,826)	(39,605)
Proceeds from sale of assets	775	—
Purchase of investments	(42,648)	(12,641)
Proceeds from sale of investments	94,654	—
Acquisitions, net of cash received	—	(502,765)
Proceeds from sale of discontinued operation	6,600	—

Cash flows provided by (used in) investing activities	27,555	(555,011)

Financing Activities:
Dividends on common and preferred stock	—	(17,492)
Minority interest on preferred securities of subsidiary trusts	(7,473)	(13,699)
Issuance of long-term debt	394,853	719,118
Issuance of preferred securities of subsidiary trusts	—	117,750
Repayment of long-term debt	(21,249)	(2,009)
Line of credit (repayments) borrowings, net	(255,000)	(132,000)
Financing costs	(24,918)	(34,194)
Proceeds from termination of hedge	—	7,878

Cash flows provided by financing activities	86,213	645,352

Increase in Cash and Cash Equivalents	23,935	17,743
Cash and Cash Equivalents, beginning of period	26,554	7,329

Cash and Cash Equivalents, end of period	$50,489	$25,072

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income Taxes	$7,535	$(5,846)
Interest	71,445	32,542
Non-cash transactions:
Debt and preferred securities of subsidiary trusts assumed in acquisition	$—	$511,104
Fair value of note receivable received in exchange for discontinued operation	1,400	—
Assets acquired in exchange for debt	—	350
Discount on subordinated note	—	1,467

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Reference is made to Notes to Financial Statements
included in NorthWestern Corporation's Annual Report)

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

(2)   Nature of Operations and Recent Developments

        We are one of the largest providers of electricity and natural gas in the Upper Midwest and Northwest, serving approximately 598,000 customers in Montana, South Dakota and Nebraska. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 through our energy division, NorthWestern Energy, formerly NorthWestern Public Service. On February 15, 2002, we completed the acquisition of the electric and natural gas transmission and distribution business of The Montana Power Company, or Montana Power. As a result of the acquisition, from February 15, 2002 through November 15, 2002, we distributed electricity and natural gas in Montana through our wholly owned subsidiary, NorthWestern Energy, L.L.C. Effective November 15, 2002, we transferred the electric and natural gas transmission and distribution operations of NorthWestern Energy, L.L.C. to NorthWestern Corporation, and since that date, we have operated its business as part of our NorthWestern Energy division. We are operating our utility business under the common name "NorthWestern Energy" in all our service territories. The former NorthWestern Energy, L.L.C. has been renamed "Clark Fork and Blackfoot, L.L.C."

        We also have made investments in three primary non-energy businesses: Expanets, Inc., or Expanets, a provider of networked communications and data services and solutions to small to mid-sized businesses nationwide; Blue Dot Services Inc., or Blue Dot, a nationwide provider of air conditioning, heating, plumbing and related services; and, through November 1, 2002, we held an economic equity interest in a subsidiary that serves as the managing general partner of CornerStone Propane Partners, L.P., or CornerStone, a publicly traded limited partnership that is a retail propane and wholesale energy related commodities distributor. The operations of Expanets, Blue Dot and CornerStone and our interest in these subsidiaries have been reflected in the consolidated financial statements as Discontinued Operations (see Note 6 for further discussion).

        Our financial condition has been significantly and negatively affected by the poor performance of our non-energy businesses and our significant indebtedness. If we are unable to address our significant and immediate liquidity challenges and effectively implement our turnaround plan, which will require significantly reducing our debt and generating cash from additional funding sources or proceeds from the sale of non-core assets, then we will not have sufficient working capital to continue to fund our operations or service our substantial indebtedness and we may be required to seek protection under the U.S. Bankruptcy Code:

  •
  At June 30, 2003, we had a common stockholders' deficit of $503.9 million and currently have approximately $2.2 billion in debt and trust preferred instruments outstanding.

  •
  Interest obligations of approximately $39 million are due in September with respect to our outstanding indebtedness. We have the ability to defer $31 million due on September 15, with respect to our outstanding senior unsecured notes payable, for up to thirty days. We also owe approximately $38 million in property taxes in Montana, which are due by the end of November. If we are unable to generate cash from additional funding sources or proceeds from the sale of non-core assets, we will not be able to meet these obligations as they come due and we will be in default on various debt instruments.

  •
  In light of our current liquidity situation, we have reviewed the provisions of our debt instruments for default and cross-default provisions that would occur if we are unable to meet our interest and tax obligations. We have reclassified approximately $1.2 billion of long-term debt to current maturities of long-term debt on our consolidated balance sheet as of June 30, 2003, based on the amount of debt that would become due under the various default and cross-default provisions of our debt instruments.

  •
  If we are unable to generate cash from additional funding sources or proceeds from the sale of non-core assets, then the amount of cash being generated from our continuing operations may not be sufficient to sustain current and anticipated interest payments, capital expenditures and working capital requirements, which have risen significantly due to reductions in trade credit demanded by our vendors, additional professional and other fees related to our turnaround plan and certain stockholder and derivative litigation.

  •
  At present we have no ability to access equity markets and no new bank lines to supplement our working capital and must rely on our cash balances to cover shortfalls. We are currently seeking a working capital facility, however there are no assurances that we will be able to consummate this or any similar financing.

  •
  Commencing in 2005, we face substantial debt reduction payments. Absent the receipt of significant proceeds from the sale of non-core assets, the raising of additional capital or a restructuring of our debt, we will not have the ability to reduce our debt or meet our maturing debt obligations. Even if we are successful in selling some or all of our non-core assets, we will have to restructure our debt or seek new capital prior to these debt maturities.

  •
  Unless the market price of our common stock and our total market capitalization increases significantly, we could become subject to a delisting proceeding by the NYSE, which could have a material adverse effect on our business, financial condition and operating results.

        In order to address the Corporation's financial problems, we have developed a turnaround plan, the key elements of which are to: (i) focus on our core electric and natural gas utility businesses; (ii) substantially reduce debt by applying net proceeds from the sale of non-core assets and other means; (iii) reduce operating costs; and (iv) improve internal financial controls and procedures.

        We have eliminated the dividend on our common stock, which represented approximately $38 million in distributions in 2002, and elected to defer distributions on the publicly traded trust preferred securities of our subsidiary trusts. We do not anticipate paying any cash dividends on our common stock for the foreseeable future. In addition, we are currently prohibited from paying dividends on our common stock under Delaware law. Our senior secured term loan also prohibits the payment of dividends during any period of default under the agreement. We currently are not in default under our senior secured term loan. To the extent that payment of a cash dividend on our common stock becomes permissible under Delaware law, we would only be able to pay a cash dividend on our common stock to the extent that all required distributions (including any deferred amounts) on the publicly traded trust preferred securities of our subsidiary trusts have been made.

        We have engaged a financial adviser to assist us in effecting the sale of Blue Dot and Expanets. With our financial advisor we are conducting a private auction with respect to Blue Dot and are seeking to exit this business. Although we hope to conclude our disposition of Blue Dot in 2003, we do not anticipate receiving a material amount of net cash proceeds in excess of liabilities from that transaction. We are also seeking to sell Expanets. We are attempting to conclude this transaction during 2003. If we are successful in consummating the sale of Expanets, we hope to receive net cash proceeds significantly in excess of liabilities to third parties. Any final arrangement relating to the sale of Blue Dot or Expanets is subject to numerous legal, accounting, financial and business issues being resolved. We will not make any additional investments in, or commitments to, Expanets and Blue Dot. In addition, in January 2003, the MPSC restricted our ability to make additional investments or commitments to our non-regulated businesses to $10 million in the aggregate unless we obtain its prior approval.

        We are also attempting to sell other non-core assets, including the Montana First Megawatts generation project, and we are seeking to enforce an existing contract to sell certain Colstrip transmission assets to a third party. During the second quarter of 2003, we consummated the sale of one non-core business for cash consideration of $6.6 million and a note receivable of $4.7 million (see Note 6 for further discussion).

        We face considerable challenges in selling our non-energy businesses, which have historically not been cash flow contributors to the organization. Expanets faces challenges with respect to, among other things, economic conditions in the telecommunications market and problems with its Expert system, an enterprise information technology and management system. Expanets may not have sufficient working capital to satisfy its debt obligations as they mature or in the event of an acceleration of all or a significant portion of its outstanding indebtedness. Blue Dot faces serious liquidity concerns in the near term as it seeks to extend its forbearance agreement with its credit facility provider, obtain favorable payment terms related to its upcoming insurance renewals and meet other cash payment obligations as they become due. If we are unable to dispose of Blue Dot within the next three months, we may incur additional claims related to amounts we have guaranteed on behalf of Blue Dot. Each company also faces challenges related to retention of its employees, key managers, customers and suppliers. The challenges faced by Expanets and Blue Dot have caused serious disruption to these businesses and have materially and adversely affected their value. We cannot predict whether or when such assets may be sold, or whether we can obtain a favorable price or other terms in any such sale.

        In addition to the sale of non-core assets and other steps we have taken and intend to take to improve operating performance and preserve cash, we believe that reduction of debt will require the issuance of additional equity securities, either to raise cash or to exchange for the retirement of outstanding debt. We are asking that our stockholders approve, at our annual meeting scheduled for August 26, 2003, a significant increase in the authorized number of shares of common stock, a significant increase in the number of shares of preferred stock and a significant amendment of preferred stock terms, together with other changes to the Restated Certificate of Incorporation, in order to provide us with greater flexibility in pursuing our turnaround plan. We believe that unless a new Amended and Restated Certificate of Incorporation is adopted we will not be able to effectuate our turnaround plan. In addition, if our common shares are delisted from the NYSE, raising capital in the future or using our shares to extinguish all or part of our debt would be significantly more difficult.

        We have retained a financial restructuring advisory firm to assist us in implementing our turnaround plan. If we are unable to effectuate our turnaround plan, which will require significantly reducing our debt, restructuring our debt and obtaining additional capital, we will not be able to fund our operations and service our substantial indebtedness and we may default on certain covenants under instruments governing our indebtedness, including our credit agreement. If those events were to occur we may be required to pursue alternate means of resolving our financial problems, which could include seeking protection under the U.S. Bankruptcy Code, thus creating substantial doubt about our ability to continue as a going concern.

        The Montana Consumer Counsel (MCC) has filed with the MPSC a Petition for Investigation, Adoption of Additional Regulatory Controls and Related Relief. The relief sought includes adoption of new regulatory controls that would specifically apply to NorthWestern, including additional reporting, cost allocation and financing rules and requirements, and examination of affiliate transactions. We cannot determine the impact or resolution of this petition, however, any action taken by the MPSC to increase the regulatory controls under which we operate may have a material affect on our liquidity, operations and financial condition. Any new MPSC orders related to our financing activities may make it more difficult to restructure our debt in connection with our turnaround plan. Also, if we are unable to comply with any MPSC orders in a timely manner, we may become subject to material monetary penalties and fines.

(3)   Basis of Consolidation

        The accompanying consolidated financial statements include our accounts together with those of our wholly and majority-owned or controlled subsidiaries. The financial statements of Expanets, Blue Dot and CornerStone (CornerStone is only through November 1, 2002) are included in the accompanying consolidated financial statements by virtue of the voting and control rights, and therefore included in references to "subsidiaries". All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. The operations of Expanets, Blue Dot and CornerStone and our interest in these subsidiaries have been reflected in the consolidated financial statements as Discontinued Operations (see Note 6 for further discussion).

(4)   Acquisition

        On February 15, 2002, we completed the asset acquisition of Montana Power's energy transmission and distribution business for $478.0 million in cash and the assumption of $511.1 million in existing debt and mandatorily redeemable preferred securities of subsidiary trusts (net of cash received). Acquisition costs were approximately $24.8 million. We completed this acquisition to expand our presence in the energy market. As a result of the acquisition, we are now a provider of natural gas and electricity to approximately 598,000 customers in Montana, South Dakota and Nebraska. Results of our Montana operations have been included in the accompanying consolidated financial statements since the effective date of the acquisition.

        The following unaudited pro forma results of consolidated operations for the six months ended June 30, 2002, give effect as if the acquisition had occurred as of January 1, 2002 (in thousands, except per share amounts):

Six Months Ended June 30, 2002
Revenues	$417,470
Net Loss	(50,804)
Diluted loss per share	(2.37)

        The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the period, nor are they necessarily indicative of future consolidated results.

(5)   Goodwill

        A summary of changes in our goodwill for the six months ended June 30, 2003 by business segment, is as follows (in thousands):

Electric and Natural Gas
Balance as of December 31, 2002	$375,798
Goodwill acquired	—

Balance as of June 30, 2003	$375,798

(6)   Discontinued Operations

        During the second quarter of 2003, we committed to a plan to sell our interest in Expanets and Blue Dot. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we are required to classify the results of operations of Expanets and Blue Dot as discontinued operations because we anticipate selling both Expanets and Blue Dot within the next twelve months.

        Summary financial information for the discontinued Expanets operations is as follows (in thousands):

	June 30, 2003	December 31, 2002
Accounts receivable, net	$83,413	$101,990
Other current assets	75,376	72,170

Current assets of discontinued operations	$158,789	$174,160

Other noncurrent assets of discontinued operations	$138,607	$155,781

Accounts payable	$41,693	$34,735
Other current liabilities	117,510	125,066

Current liabilities of discontinued operations	$159,203	$159,801

Other noncurrent liabilities of discontinued operations	$27,095	$71,971

	Three months ended
	June 30, 2003	June 30, 2002
Revenues	$162,061	$191,354

Loss from operations before income taxes and minority interests	(6,765)	(18,580)
Minority interests	—	—
Income tax benefit (provision)	(113)	7,426

Loss from discontinued operations, net of income taxes and minority interests	$(6,878)	$(11,154)

	Six months ended
	June 30, 2003	June 30, 2002
Revenues	$328,667	$370,642

Income (Loss) from operations before income taxes and minority interests	14,355	(45,754)
Minority interests	—	11,152
Income tax benefit (provision)	(253)	17,571

Income (Loss) from discontinued operations, net of income taxes and minority interests	$14,102	$(17,031)

        Expanets' income from operations before income taxes and minority interests for the six months ended June 30, 2003 includes a gain on debt extinguishment of $27.3 million.

        Summary financial information for the discontinued Blue Dot operations is as follows (in thousands). The operating results for the three and six months ending June 30, 2003 reflect the results of operations of 18 sold locations through the date of sale:

	June 30, 2003	December 31, 2002
Accounts receivable, net	$53,223	$56,393
Other current assets	32,701	36,668

Current assets of discontinued operations	$85,924	$93,061

Other noncurrent assets of discontinued operations	$950	$185

Accounts payable	$22,657	$18,945
Other current liabilities	54,024	61,266

Current liabilities of discontinued operations	$76,681	$80,211

Other noncurrent liabilities of discontinued operations	$8,282	$10,611

	Three months ended
	June 30, 2003	June 30, 2002
Revenues	$115,046	$117,775

Income from operations before income taxes and minority interests	2,882	1,417
Minority interests	—	—
Income tax provision	(296)	(580)

Income from discontinued operations, net of income taxes	$2,586	$837

	Six months ended
	June 30, 2003	June 30, 2002
Revenues	$226,241	$212,258

Loss from operations before income taxes and minority interests	(1,366)	(2,737)
Minority interests	—	3,762
Income tax benefit (provision)	(591)	916

Income (Loss) from discontinued operations, net of income taxes	$(1,957)	$1,941

        During the second quarter of 2003, we also sold, or committed to sell, our interest in two other subsidiaries. The sale of One Call Locators, Ltd., was completed in June for consideration of $6.6 million in cash and a note receivable of $4.7 million. The acquiring entity may elect to prepay the note receivable within one year by presenting unsecured bonds or trust preferred obligated securities of NorthWestern, which will be accepted at face value. We recorded the carrying value of the note receivable based on the fair value of our trust preferred securities at the date of the transaction and we recognized a loss of approximately $3.4 million on this sale. We sold assets of the other subsidiary in July for $0.2 million in cash and a note receivable of $0.3 million. We recognized a loss of approximately $2.2 million on this sale. We have classified the results of these subsidiaries and CornerStone Propane Partners, L.P. (see discussion below) in discontinued operations and summary financial information is as follows (in thousands):

	June 30, 2003	December 31, 2002
Accounts receivable, net	$369	$5,059
Other current assets	—	3,269

Current assets of discontinued operations	$369	$8,328

Other noncurrent assets	$—	$9,004

Accounts payable	$—	$609
Other current liabilities	688	2,930

Current liabilities of discontinued operations	$688	$3,539

Noncurrent liabilities of discontinued operations	$—	$421

	Three months ended
	June 30, 2003	June 30, 2002
Revenues	$11,727	$72,612

Income (Loss) from operations before income taxes and minority interests	45	(24,455)
Loss on disposal	(5,624)	—
Income tax benefit (provision)	(3,140)	2,118

Income (Loss) from discontinued operations, net of income taxes and minority interests	$(8,719)	$(4,651)

	Six months ended
	June 30, 2003	June 30, 2002
Revenues	$19,493	$356,142

Income (Loss) from operations before income taxes and minority interests	417	(14,016)
Loss on disposal	(5,624)	(40,000)
Income tax benefit (provision)	(3,724)	762

Loss from discontinued operations, net of income taxes and minority interests	$(8,931)	$(44,661)

        Effective November 1, 2002, we relinquished our direct and indirect equity interests in CornerStone Propane Partners, L.P. and CornerStone Propane, L.P. We do however own a non-economic voting interest in a limited liability company, which owns 100 percent of the stock of the managing general partner of CornerStone. As a result, the assets and liabilities of CornerStone are no longer included in our Consolidated Balance Sheets subsequent to November 1, 2002. Effective November 1, 2002, we no longer reflect the results of CornerStone's operations in the Consolidated Income Statements. The results for CornerStone's operations and impairments related to our investments in and advances to CornerStone for the three and six months ended June 30, 2002, have been presented as discontinued operations in the Consolidated Statements of Income (Loss).

        On August 20, 2002, NorthWestern purchased the lenders' interest in approximately $19.9 million of CornerStone short-term debt outstanding under CornerStone's credit facility together with approximately $6.1 million in letters of credit, which NorthWestern had previously guaranteed. No further drawings may be made under this facility. In addition, NorthWestern is owed $13.5 million from CornerStone and NorthWestern also has $9.2 million in letters of credit outstanding on behalf of CornerStone. As of June 30, 2003, the net recorded value of our receivables from and letters of credit exposure related to CornerStone was an aggregate $21.1 million.

(7)   Regulatory Matters

        On June 2, 2003, we filed an annual gas cost tracker request with the MPSC for the projected gas costs for the twelve-month period ending June 30, 2004.

        On July 3, 2003, the MPSC issued a final order disallowing our estimated recovery of $6.2 million of natural gas costs we incurred during the past eight months. The MPSC also rejected a motion for reconsideration filed by us. We filed suit in district court on July 28, 2003 seeking to overturn the MPSC's decision to disallow recovery of these costs. Included in other current assets was $6.2 million, which was written off during June to comply with the final order. In the event the MPSC's decision is overturned, we will reinstate the asset.

        The MPSC also granted an interim order on July 3, 2003 for the projected gas cost adjusted for a portion of the gas portfolio at a fixed price of $3.50 per MMbtu as opposed to the market price submitted in the original filing, which was higher. Assuming our average forecast price over the next twelve months occurs, the impact of this disallowance on the volumes at the imputed price compared to market price would be approximately $6 million for the period July 1, 2003, through June 30, 2004.

        In Nebraska, where natural gas companies have been regulated by the municipalities in which they serve, the 2003 Nebraska Unicameral Legislature enacted a new law during the second quarter of 2003, shifting the regulation to the Nebraska Public Service Commission (NPSC). Under the new law, the NPSC regulates rates and terms and conditions of service for natural gas companies, however, the law provides that a natural gas company and the cities in which it serves have the ability to negotiate rates for natural gas service when the natural gas company files an application for increased rates. If the cities and the company choose not to negotiate or they are unable to reach an agreement, the NPSC will review the rate filing.

(8)   Other Comprehensive Loss

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(50,337)	$(13,893)	$(32,945)	$(60,023)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	30	365	(349)	390
Gain on termination of hedge	—	—	—	5,121
Amortization of hedge gain	(166)	(160)	(279)	(209)
Foreign currency translation	115	58	206	54

Comprehensive loss	$(50,358)	$(13,630)	$(33,367)	$(54,667)

(9)   Restructuring Reserve

        We recognized a restructuring charge in the fourth quarter of 2001 related to certain cost savings initiatives. We summarize the activity in accrued expenses related to the restructuring charge in our Consolidated Balance Sheets in the following table (in thousands):

	December 31, 2002	Payments	June 30, 2003
Employee termination benefits	$1,783	$(1,531)	$252

(10) Income Taxes

        The following table reconciles our effective income tax rate to the federal statutory rate:

	Three months ended June 30, 2003	Six months ended June 30, 2003
Federal statutory rate	(35.0)%	(35.0)%
State income, net of federal provisions	(4.9)	(3.9)
Amortization of investment tax credit	(0.7)	(0.7)
Minority interest preferred stock	(6.9)	(14.7)
Dividends received deduction and other investments	(0.3)	(0.7)
Valuation allowance	49.2	56.5
Other, net	(0.2)	(0.1)

	1.2%	1.4%

        For the three and six months ended June 30, 2003, we have recorded a valuation allowance against the tax benefits resulting from our net operating losses, as it is more likely than not that these benefits will not be realized. Our income tax expense for the three and six months ended June 30, 2003 consists entirely of state income taxes.

(11) Segment Information

        We currently operate our business in three reporting segments: (i) electric utility operations; (ii) natural gas utility operations; and (iii) all other, which primarily consists of our other miscellaneous service and non-energy related operations and activities that are not included in the other identified segments, together with the unallocated corporate costs and investments, and any eliminating amounts. Items below operating income are not allocated between our electric and natural gas segments. The results of operations of our electric and natural gas utility segments and all other operations for the six months ended June 30, 2002, include the results of our Montana operations since February 1, 2002, the effective date of our acquisition. The operations of Expanets, Blue Dot and CornerStone, which were formerly additional reporting segments, and our interest in these subsidiaries has been reflected in the consolidated financial statements as Discontinued Operations (see Note 6 for further discussion).

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

	Three Months Ended June 30, 2003
	Electric	Natural Gas	Total Electric and Natural Gas	All Other	Total
Operating Revenues	$162,441	$70,991	$233,432	$2,097	$235,529
Cost of Sales	76,171	52,463	128,634	664	129,298

Gross Margin	86,270	18,528	104,798	1,433	106,231
Operating, general, & administrative	47,855	14,137	61,992	13,066	75,058
Impairment on assets held for sale	—	—	—	12,399	12,399
Depreciation	13,490	3,512	17,002	430	17,432

Operating income (loss)	24,925	879	25,804	(24,462)	1,342
Interest expense	N/A	N/A	(23,955)	(15,629)	(39,584)
Investment income and other	N/A	N/A	923	457	1,380

Income (Loss) before taxes	N/A	N/A	2,772	(39,634)	(36,862)
Benefit (provision) for taxes	N/A	N/A	(1,231)	767	(464)

Loss from continuing operations	N/A	N/A	$1,541	$(38,867)	$(37,326)

Total Assets	N/A	N/A	$1,696,258	$543,989	$2,240,247

Capital Expenditures	N/A	N/A	$16,721	$—	$16,721

	Three Months Ended June 30, 2002
	Electric	Natural Gas	Total Electric and Natural Gas	All Other	Total
Operating Revenues	$122,605	$53,179	$175,784	$1,657	$177,441
Cost of Sales	41,722	27,000	68,722	359	69,081

Gross Margin	80,883	26,179	107,062	1,298	108,360
Operating, general, & administrative	46,633	15,116	61,749	2,344	64,093
Depreciation	13,119	3,119	16,238	398	16,636

Operating income (loss)	21,131	7,944	29,075	(1,444)	27,631
Interest expense	N/A	N/A	(23,061)	(5,312)	(28,373)
Investment income and other	N/A	N/A	842	(3,498)	(2,656)

Income (loss) before taxes	N/A	N/A	6,856	(10,254)	(3,398)
Benefit (provision) for taxes	N/A	N/A	(2,146)	6,619	4,473

Income (loss) from continuing operations	N/A	N/A	$4,710	$(3,635)	$1,075

Total Assets	N/A	N/A	$1,933,763	$187,991	$2,121,754

Capital Expenditures	N/A	N/A	$13,718	$12,303	$26,021

	Six Months Ended June 30, 2003
	Electric	Natural Gas	Total Electric and Natural Gas	All Other	Total
Operating Revenues	$330,649	$188,938	$519,587	$4,665	$524,252
Cost of Sales	153,326	129,749	283,075	1,382	284,457

Gross Margin	177,323	59,189	236,512	3,283	239,795
Operating, general, & administrative	93,827	30,032	123,859	24,314	148,173
Impairment on assets held for sale	—	—	—	12,399	12,399
Depreciation	27,075	6,918	33,993	862	34,855

Operating income (loss)	56,421	22,239	78,660	(34,292)	44,368
Interest expense	N/A	N/A	(50,107)	(31,074)	(81,181)
Investment income and other	N/A	N/A	988	167	1,155

Income (loss) before taxes	N/A	N/A	29,541	(65,199)	(35,658)
Benefit (provision) for taxes	N/A	N/A	(14,312)	13,811	(501)

Income (loss) from continuing operations	N/A	N/A	$15,229	$(51,388)	$(36,159)

Total Assets	N/A	N/A	$1,696,258	$543,989	$2,240,247

Capital Expenditures	N/A	N/A	$31,758	$68	$31,826

	Six Months Ended June 30, 2002
	Electric	Natural Gas	Total Electric and Natural Gas	All Other	Total
Operating Revenues	$219,718	$131,450	$351,168	$2,339	$353,507
Cost of Sales	75,072	74,963	150,035	363	150,398

Gross Margin	144,646	56,487	201,133	1,976	203,109
Operating, general, & administrative	75,592	25,427	101,019	6,619	107,638
Depreciation	23,263	5,534	28,797	878	29,675

Operating income (loss)	45,791	25,526	71,317	(5,521)	65,796
Interest expense	N/A	N/A	(37,274)	(11,910)	(49,184)
Loss on debt extinguishment	N/A	N/A	—	(20,688)	(20,688)
Investment income and other	N/A	N/A	1,125	(3,102)	(1,977)

Income (loss) before taxes	N/A	N/A	35,168	(41,221)	(6,053)
Benefit (provision) for taxes	N/A	N/A	(12,593)	18,374	5,781

Income (loss) from continuing operations	N/A	N/A	$22,575	$(22,847)	$(272)

Total Assets	N/A	N/A	$1,933,763	$187,991	$2,121,754

Capital Expenditures	N/A	N/A	$24,011	$15,594	$39,605

(12) New Accounting Standards

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, which was effective January 1, 2003. The statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets. The statement requires the present value of future retirement costs for which the Corporation has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over the asset life.

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

        Our regulated utility operations have, however, previously recognized removal costs of transmission and distribution assets as a component of depreciation in accordance with regulatory treatment. To the extent these amounts do not represent SFAS No. 143 legal retirement obligations, they are to be disclosed upon adoption of the statement. As of June 30, 2003, we have estimated accrued removal costs related to our Montana transmission and distribution operations in the amount of $115.2 million and $4.7 million for our South Dakota and Nebraska operations, all of which are included in accumulated depreciation.

        For our generation properties, we have accrued decommissioning costs since the generating units were first put into service in the amount of $11.6 million, which is classified as a noncurrent regulatory liability.

        SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. It also requires sale-leaseback treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. We adopted SFAS No. 145 on January 1, 2003. As a result of the adoption, effective January 1, 2003, we reclassified the recognition of deferred costs related to interim financing of $20.7 million, incurred for the three months ended March 31, 2002, from an extraordinary loss to loss on debt extinguishment on the Consolidated Statement of Loss. The related tax benefit of $7.2 million has been reclassified from an extraordinary loss to benefit (provision) for income taxes on the Consolidated Statement of Loss.

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

        FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued in November 2002. FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted FIN 45 effective December 2002 and the applicable disclosures are reflected in Note 18, "Commitments and Contingencies."

        SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, was issued in December 2002. It provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 is effective for fiscal years beginning after December 15, 2003. We do not expect to voluntarily adopt the fair value based method of SFAS No. 123 and, therefore, do not expect the measurement provisions of SFAS No. 148 to affect our financial position or results of operations. We have included disclosures required by SFAS No. 148 in these financial statements. We apply the intrinsic value based method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock option plan. No compensation cost is recognized, as the option exercise price is equal to the market price of the underlying stock on the date of grant. For the three and six months ended June 30, our pro forma net income and earnings per share would have been as indicated below had the fair value of option grants been charged to compensation expense in accordance with SFAS No. 123 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Earnings (loss) on common stock:
As reported	$(57,809)	$(21,415)	$(47,890)	$(73,818)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	321	(436)	74	(739)

Pro forma	$(57,488)	$(21,851)	$(47,816)	$(74,557)

Diluted earnings per average common share:
As reported	$(1.55)	$(0.79)	$(1.28)	$(2.69)
Pro forma	$(1.54)	$(0.80)	$(1.28)	$(2.72)

        FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), was issued in January 2003. This interpretation changes the method of determining whether certain entities, including securitization entities, should be included in a company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity, or VIE, if it has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation in accordance with SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. The provisions of the interpretation are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal period beginning after June 15, 2003. For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities and non-controlling interest of the VIE would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. FIN 46 also mandates new disclosures about VIEs, some of which are required to be presented in financial statements issued after January 31, 2003. We will be required to deconsolidate our Subsidiary Trusts, which hold our Company Obligated Mandatorily Redeemable Preferred Securities, upon adoption of FIN 46. The impact of deconsolidation is that we will report our investments in Subsidiary Trusts as a separate investment in unconsolidated entity and reflect notes payable to the Subsidiary Trusts on our consolidated balance sheet.

        In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The exception to these requirements are the provisions of SFAS No. 149 related to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. We do not expect a material impact on our results of operations or financial condition as a result of the adoption of SFAS No. 149.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact of this statement on our results of operations and financial position is currently under review by management. As discussed above, we may be required to deconsolidate our Subsidiary Trusts upon adoption of FIN 46. If our Subsidiary Trusts are deconsolidated, we do not expect SFAS No. 150 to impact our results of operations and financial position.

(13) Reclassifications

        Certain 2002 amounts have been reclassified to conform to the 2003 presentation. Such reclassifications have no impact on net loss or shareholders' deficit as previously reported.

(14) Earnings (Loss) per Average Common Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Average Common Shares Outstanding For Basic Computation	37,396,762	27,396,762	37,396,762	27,396,762
Dilutive Effect of:
Stock Options	—	693	—	—

Average Common Shares Outstanding For Diluted Computation	37,396,762	27,397,455	37,396,762	27,396,762

        Certain outstanding antidilutive options have been excluded from the earnings per share calculation. These options total 1,884,159 and 2,659,981 for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, these options total 1,884,159 and 2,659,981, respectively.

(15) Impairment on assets held for sale

        During the second quarter of 2003, we recorded an additional impairment charge of $12.4 million due to further decline in the estimated realizable value of our investment in our Montana First Megawatts project. We had previously recorded an impairment charge of $35.7 million during the fourth quarter of 2002. We are actively attempting to sell the equipment and land related to this project.

(16) Loss on Debt Extinguishment

        In March 2002, we retired a $720 million term loan, due February 2003, that was used for interim financing for the acquisition of the electric and natural gas transmission and distribution business of The Montana Power Company. The recognition of deferred costs related to the interim financing resulted in a loss of $20.7 million.

(17) Employee Benefit Plans

        In May 2003, our Board of Directors adopted a resolution to terminate or amend various employee benefit plans. We terminated our non-qualified supplemental 401(k) plan effective May 6, 2003. Any investment elections in our common stock were presented as Treasury Stock; other investments as part of Investments; and an offsetting liability for both as part of Other Noncurrent Liabilities in the Consolidated Balance Sheets. In June 2003, plan assets were distributed to participants (including 174,019 treasury shares) and no further liability remains. Our employee stock purchase plan was also terminated, with no impact to our operating results.

        Two nonqualified postretirement defined benefit plans were amended effective May 6, 2003 to permit vested participants the option of continuing the current benefits level or take a present value lump sum distribution. We recognized a loss of approximately $0.3 million in the second quarter due to the amendment of these plans. A third nonqualified postretirement defined benefit plan was terminated effective May 6, 2003, with no impact to our operating results.

        Our Employee Stock Ownership Plan ("ESOP") was terminated effective July 19, 2003. Due to the suspension of our common stock dividend and the declining stock price, we accrued $5.9 million as of December 31, 2002, to satisfy the ESOP loan requirement. This loan was paid off in the second quarter and no further liability remains. Shares held by the plan were included in the number of average shares outstanding when computing our basic and diluted earnings per share, therefore the termination has no impact on these calculations.

(18) Commitments and Contingencies

Environmental Liabilities

        We are subject to numerous state and federal environmental regulations. The Clean Air Act Amendments of 1990 (the Act) stipulate limitations on sulfur dioxide and nitrogen oxide emissions from coal-fired power plants. We believe we can comply with such sulfur dioxide emission requirements at our generating plants and that we are in compliance with all presently applicable environmental protection requirements and regulations. We are also subject to other environmental statutes and regulations including matters related to former manufactured gas plant sites. The range of exposure for environmental remediation obligations is estimated to be $35.4 million to $72.6 million. We have an environmental reserve of $35.4 million at June 30, 2003, primarily related to liabilities from our Montana operations.

Legal Proceedings

        We, and certain of our present and former officers and directors, were named as defendants in numerous complaints purporting to be class actions filed in the United States District Court for the District of South Dakota, Southern Division, alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints contained varying allegations, including that the defendants misrepresented and omitted material facts with respect to our 2000, 2001, and 2002 financial results and operations included in our filings with the SEC, press releases, and registration statements and prospectuses disseminated in connection with certain offerings of debt, equity, and trust preferred securities. The complaints seek unspecified compensatory damages, rescission, and attorneys' fees and costs as well as accountants' and experts' fees. In June 2003, the complaints were consolidated in the United States District Court for the District of South Dakota and given the caption In re NorthWestern Corporation Securities Litigation, Case No. 03-4049, and Carpenters Pension Trust for Southern California, Oppenheim Investment Management, LLC, and Richard C. Slump were named as co-lead plaintiffs (the "Lead Plaintiffs"). In July 2003, the Lead Plaintiffs filed a consolidated amended class action complaint naming as defendants NorthWestern, NorthWestern Capital Financing II and III, Blue Dot, Expanets, certain of our present and former officers and directors, along with a number of investment banks that participated in the securities offerings. The amended complaint makes many of the same allegations as the pre-consolidated complaints, including that the defendants misrepresented and omitted material facts concerning the business operations and financial performance of NorthWestern, Expanets, Blue Dot and CornerStone, overstated NorthWestern's revenues and earnings by, among other things, maintaining insufficient reserves for accounts receivable at Expanets, failing to disclose billing problems and lapses and data conversion problems, failing to make full disclosures of problems (including the billing and data conversion issues) arising from the implementation of Expanets' EXPERT system, concealing losses at Expanets and Blue Dot by improperly allocating losses to minority interest shareholders, maintaining insufficient internal controls, and profiting from improper related-party transactions. We, and certain of our present and former officers and directors, were also named as defendants in two complaints purporting to be class actions which were filed in the United States District Court for the Southern District of New York, entitled Sanford & Beatrice Golman Family Trust, et al. v. NorthWestern Corp., et al., Case No. 03CV3223, and Arthur Laufer v. Merle Lewis, et al., Case No. 03CV3716, which were brought on behalf of the purchasers of our 7.20%, 8.25%, and 8.10% trust preferred securities which were offered and sold pursuant to our registration statement on Form S-3 filed on July 12, 1999. The plaintiffs' claims are based on similar allegations of material misrepresentations and omissions of fact relating to the registration statement in violation of Sections 11 and 12 of the Securities Act of 1933 and they seek unspecified compensatory damages, rescission and attorneys', accountants' and experts' fees. In July 2003, Arthur Laufer v. Merle Lewis, et al. was transferred to the District of South Dakota and consolidated with the consolidated actions pending in that court. We intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

        Certain of our present and former officers and directors and NorthWestern, as a nominal defendant, have been named in two shareholder derivative actions commenced in the United States District Court for the District of South Dakota, Southern Division, entitled Deryl Lusty, et al. v. Richard R. Hylland, et al., Case No. CIV034091 and Jerald and Betty Stewart, et al. v. Richard R. Hylland, et al., Case No. CIV034114. These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal shareholder suits. The plaintiffs seek unspecified compensatory damages, restitution of improper salaries, insider trading profits and payments from NorthWestern, and disgorgement under the Sarbanes Oxley Act of 2002. In July 2003, the complaints were consolidated in the United States District Court for the District of South Dakota and given the caption In re NorthWestern Corporation Derivative Litigation, Case No. 03-4091. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

        In April 2003, the SEC notified NorthWestern that it is conducting an informal inquiry relating to questions regarding the restatements and other accounting and financial reporting matters. We are cooperating fully with the SEC's informal inquiry and have provided requested information as expeditiously as possible. Other than the informal SEC inquiry, as of the date hereof, we are not aware of any additional litigation or inquiry or investigation having been commenced against us related to these matters, but we cannot predict whether or not any such litigation or regulatory inquiry or investigation will be commenced or, if it is, the outcome of any such litigation or regulatory inquiry or investigation.

        We are one of several defendants in a class action lawsuit entitled McGreevey, et al. v. The Montana Power Company, et al., now pending in federal court in Montana. The lawsuit, which was filed by the former shareholders of The Montana Power Company (most of whom became shareholders of Touch America Holdings, Inc. as a result of a corporate reorganization of The Montana Power Company), claims that the disposition of various generating and energy-related assets by The Montana Power Company were void because of the failure to obtain shareholder approval for the transactions. Plaintiffs thus seek to reverse those transactions, or receive fair value for their stock as of late 2001, when plaintiffs claim shareholder approval should have been sought. NorthWestern Corporation is named as a defendant due to the fact that we purchased Montana Power LLC, which plaintiffs claim is a successor to The Montana Power Company. Due to the recent filing by Touch America Holdings, Inc. for bankruptcy protection, the defendants removed the case to federal court, where it now is pending. We intend to vigorously defend against this lawsuit. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition.

        We are also one of several defendants in a class action lawsuit entitled In Re Touch America ERISA Litigation, which is currently pending in federal court in Montana. The lawsuit was filed by participants in the former Montana Power Company retirement savings plan and alleges that there was a breach of fiduciary duty in connection with the employee stock ownership aspects of the plan. The federal court has recently entered orders indefinitely staying the ERISA litigation because of Touch America Holdings Inc.'s bankruptcy filing. We intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition.

        We, and certain of our present and former officers and directors, were named as defendants in certain complaints filed against CornerStone Propane Partners LP, and other defendants purporting to be class actions which were filed in the United States District Court for the Northern District of California by purchasers of units of CornerStone Propane Partners alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Through November 1, 2002, we held an economic equity interest in a subsidiary that serves as the managing general partner of CornerStone Propane Partners, L.P. Certain present and former officers and directors of NorthWestern who are named as defendants in certain of these actions have also been sued in their capacities as directors of the managing general partner. These complaints allege that defendants sold units of CornerStone Propane Partners, L.P. based upon false and misleading statements and failed to disclose material information about CornerStone Propane Partners' financial condition and future prospects, including overpayment for acquisitions, overstating earnings and net income, and that it lacked adequate internal controls. The plaintiffs seek compensatory damages, prejudgment and post judgment interest and costs, injunctive relief, and other relief. We intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition.

        Certain of our present and former officers and directors, and CornerStone Propane Partners, L.P., as a nominal defendant, are among other defendants named in two derivative actions commenced in the Superior Court for the State of California, County of Santa Cruz, entitled Adelaide Andrews v. Keith G. Baxter, et al., Case No. CV146662 and Ralph Tyndall v. Keith G. Baxter, et al., Case No. CV146661. These derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal unitholder suits. The plaintiffs seek unspecified compensatory damages, treble damages pursuant to the California Corporations Code, injunctive relief, restitution, disgorgement, costs, and other relief. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

        On April 30, 2003, Mr. Richard Hylland, our former President and Chief Operating Officer, filed a demand for arbitration of contract claims under his employment agreement, as well as tort claims for defamation, infliction of emotional distress and tortuous interference and a claim for punitive damages. Mr. Hylland is seeking relief in an amount of $25 million, plus interest, attorney's fees, costs, and punitive damages. We dispute Mr. Hylland's claims and intend to vigorously defend the arbitration. On

May 8, 2003, we reported that the Special Committee of the Board formed to evaluate Mr. Hylland's performance and conduct in connection with the management of NorthWestern and its subsidiaries had completed its evaluation. Based on the recommendations of the Special Committee, on May 6, 2003, the Board determined that Mr. Hylland's performance and conduct as President and Chief Operating Officer warranted termination under his employment contract.

        We are also subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

Residual value guarantees

        We have residual value guarantees related to certain vehicles under operating leases by Expanets and Blue Dot, in the event of default and subsequent failure to cure such default. At June 30, 2003, the maximum exposure under these residual value guarantees is approximately $0.9 million and $19.1 million related to Expanets and Blue Dot, respectively.

Performance Bonds

        Expanets has various performance bonds and guarantees in place to cover the installation of equipment and inventory purchases. The maximum potential payout under these performance bonds is $16.6 million and $49.9 million as of June 30, 2003 and December 31, 2002, respectively.

        In May 2003 a vendor of Expanets presented a claim against a performance bond. We advanced $10 million in satisfaction of this claim pursuant to a previously existing indemnity agreement supporting the performance bond. Expanets has not yet made repayments on the advance. Expanets has located and is using alternative supply sources.

        Blue Dot has various license, bid and performance bonds in place to secure performance of contracts and the adequate provision of services. The maximum potential payout under these performance bonds is $9.6 million and $14.3 million as of June 30, 2003 and December 31, 2002, respectively.

        We have issued indemnity agreements that support the outstanding performance bonds of Expanets and Blue Dot.

Letters of Credit

        We have various letter of credit requirements and other collateral obligations of approximately $21.1 million and $48.1 million as of June 30, 2003 and December 31, 2002, respectively. Approximately $9 million and $18.6 million of these obligations as of June 30, 2003 and December 31, 2002, respectively, serve to support performance bonds primarily related to Expanets and Blue Dot. In addition, included in restricted cash at June 30, 2003 is $7.1 million that supports performance bonds related to Expanets and Blue Dot. No such amounts existed at December 31, 2002.

Other Contractual Obligations

        On June 19, 2002, NorthWestern Energy Marketing, LLC (NEM), our power marketing subsidiary, entered into two five-year power supply contracts to supply a total of approximately 20 megawatts of electricity to customers located in Montana. These supply obligations commenced on July 1, 2002 and continue through June 30, 2007. NEM secured supply to cover these contractual obligations through June 30, 2003. Due to our financial condition, NEM has been unable to secure a source of power to cover its contractual obligation subsequent to June 30, 2003. Upon notification, NEM's two customers immediately covered their supply need by becoming customers served by the default supply provider. NEM's estimated maximum exposure over the remaining term of the contracts based on current and projected default supply prices is approximately $3.9 million. NEM is currently involved in settlement discussions with its two customers.

        On June 6, 2003, Blue Dot entered into a forbearance agreement with its credit facility provider. The forbearance agreement, which expires on August 29, 2003, contains certain covenants including information updates related to the potential sale of Blue Dot, certain limitations on disbursements, and certain minimum thresholds for receipts. Blue Dot has begun discussions with its credit facility provider regarding the circumstances and conditions under which its forbearance agreement could be extended, although no assurances can be given that its credit facility provider will extend the term of the forbearance period. At June 30, 2003, the amount outstanding under this facility was $18.9 million, and the bank was holding restricted cash from Blue Dot in the amount of $3.5 million.

        In June 2003, Expanets closed on a two-year, $25 million secured line of credit with a financial institution for working capital purposes. In connection with this line of credit, a financial institution was holding $2 million in restricted cash as of June 30, 2003. The line of credit is secured by accounts receivable and has a borrowing base equal to 75% of eligible accounts receivable minus reserves. Expanets had an available borrowing capacity of approximately $5.7 million at June 30, 2003. Expanets had no borrowings under this facility at June 30, 2003. In July 2003, Expanets utilized $3.5 million of capacity under this line of credit to post letters of credit with suppliers. As of August 13, 2003, Expanets has an available borrowing capacity of approximately $10 million, however their borrowing capacity fluctuates daily based on billings and cash receipts.

        Expanets has a note payable to Avaya with payments of approximately $9 million due in January, April and July of 2004, and an outstanding balance of $27.1 million as of June 30, 2003. The note bears interest at 15% per annum. Amounts repaid under this facility may not be reborrowed. This note is in current and noncurrent liabilities of discontinued operations on the consolidated balance sheets. If Expanets defaults under this facility, we may be obligated to purchase inventory and accounts from Avaya in an amount equal to the outstanding balance of the facility.

        Blue Dot and Expanets, in making certain of their business acquisitions, issued equity in various classes and series to the former owners of such businesses. In connection with those issuances, in certain cases, Blue Dot and Expanets entered into agreements providing exchange or put rights giving the security holders certain rights related to those shares. NorthWestern Growth Corporation entered into agreements with Blue Dot and Expanets, under which it agreed to support obligations related to the exercise of the exchange or put rights in certain of the underlying agreements. Blue Dot and Expanets have requested that NorthWestern Growth Corporation provide funds necessary to perform their obligations under those agreements.

        NorthWestern has indicated that it believes its obligations with respect to Expanets' instruments have expired and that, in any event, no additional funds will be provided while NorthWestern pursues the sale or disposition of those businesses or their assets. The maximum aggregate amount of payments that may be required of NorthWestern under the various Expanets agreements is $4.3 million as of June 30, 2003.

        Blue Dot has defaulted on certain equity redemption obligations totaling $7.7 million with respect to shares issued to the former owners of four separate businesses or their affiliates. Blue Dot entered into agreements whereby Blue Dot sold two of these businesses back to the original owners or their affiliates in two transactions that resulted in the return of shares issued to the former owners of these businesses or their affiliates, the termination of the outstanding equity redemption obligations associated with these shares, and net cash proceeds of $1.8 million to Blue Dot. Blue Dot has entered into certain pending agreements for the sale of the remaining two businesses to the original owners or their affiliates, subject to Blue Dot board of director approval and consent from Blue Dot's credit facility provider, which will result in the return of shares issued to the former owners of these businesses or their affiliates, the termination of the outstanding equity redemption obligations associated with these shares, and the payment of approximately $200,000 cash proceeds to Blue Dot. The maximum aggregate amount of payments that may be required of NorthWestern under the various Blue Dot agreements is approximately $22.4 million as of June 30, 2003, of which approximately $6.7 million may be required within the next twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Unless the context requires otherwise, references to "we," "us," "our" and "NorthWestern" refer specifically to NorthWestern Corporation and its subsidiaries.

OVERVIEW

        We continued to face substantial challenges with respect to our operations and liquidity during the second quarter of 2003 and we will continue to face those challenges in the future. If we are unable to address these challenges and to effectuate our turnaround plan, as described below, which will require significantly reducing our debt, restructuring our debt and generating cash from additional funding sources or proceeds from the sale of non core assets, then we may be required to seek protection under the U.S. Bankruptcy Code, thus creating substantial doubt about our ability to continue as a going concern. We cannot predict when a Bankruptcy filing, if any, would be made, but it could occur in the near term. If we file for such protection, our creditors will be paid prior to our stockholders. In addition, if we file for bankruptcy protection, our stockholders may lose their entire investment.

        Our financial condition has been significantly and negatively affected by the poor performance of our non-energy businesses and our significant indebtedness. We continue to face a number of challenges, including the following:

  •
  We have a material amount of debt. At June 30, 2003, we had a common stockholders' deficit of $503.9 million and currently have approximately $2.2 billion in debt and trust preferred instruments outstanding.

  •
  We have significant interest payments and other obligations coming due in the near term. Interest obligations of approximately $39 million are due in September with respect to our outstanding indebtedness. We have the ability to defer $31 million due on September 15, with respect to our outstanding senior unsecured notes payable, for up to thirty days. We also owe approximately $38 million in property taxes in Montana, which are due by the end of November. If we are unable to generate cash from additional funding sources or proceeds from the sale of non-core assets, we will not be able to meet these obligations as they come due and we will be in default on various debt instruments. As our ability to meet these obligations is uncertain, we have reclassified approximately $1.2 billion of long-term debt to current maturities of long-term debt on our consolidated balance sheet as of June 30, 2003.

  •
  We face material liquidity issues. If we are unable to generate cash from additional funding sources or proceeds from the sale of non-core assets, then the amount of cash being generated from our continuing operations may not be sufficient to sustain current and anticipated interest payments, capital expenditures and working capital requirements, which working capital requirements have risen significantly due to reductions in trade credit demanded by our vendors, additional professional and other fees related to our turnaround plan and certain stockholder and derivative litigation. At present we have no ability to access equity markets and no new bank lines to supplement our working capital and must rely on our cash balances to cover shortfalls. We are currently seeking a working capital facility, however there are no assurances that we will be able to consummate this or any similar financing.

        The key elements of our turnaround plan are to: (i) focus on our core electric and natural gas utility businesses; (ii) substantially reduce debt by applying net proceeds from the sale of non-core assets and other means; (iii) reduce operating costs; and (iv) improve internal financial controls and procedures. We have retained a financial restructuring advisory firm to assist us in implementing our turnaround plan.

        We began working on elements of our turnaround plan during the second quarter of 2003 as described below. However, our ability to effectuate our turnaround plan depends on many factors which are difficult to influence or which are beyond our control, such as obtaining the approval of restated articles of incorporation by our stockholders, selling non-core assets at favorable prices or significantly increasing the market price of our publicly traded securities. If we are unable to effectuate our turnaround plan, which will require significantly reducing our debt, restructuring our debt and generating cash from additional funding sources or proceeds from the sale of non core assets, then we will not be able to fund our operations or service our substantial indebtedness and we may be required to pursue alternate means of resolving our financial problems, which could include seeking protection under the U.S. Bankruptcy Code. In particular, in the near term we may default on certain covenants under the instruments governing our indebtedness, including our credit agreement.

        We operate our business in three reporting segments: (i) electric utility operations; (ii) natural gas utility operations; and (iii) all other, which primarily consists of our other miscellaneous service and non-energy related operations and activities that are not included in the other identified segments, together with the unallocated corporate costs and investments, and any eliminating amounts. The operations of Expanets, Blue Dot and CornerStone, each of which were formerly reporting segments, and our interest in these subsidiaries has been reflected in the consolidated financial statements as Discontinued Operations.

        We have eliminated the dividend on our common stock, which represented approximately $38 million in distributions in 2002, and elected to defer distributions on the publicly traded trust preferred securities of our subsidiary trusts. We do not anticipate paying any cash dividends on our common stock for the foreseeable future. In addition, we are currently prohibited from paying dividends on our common stock under Delaware law. Our senior secured term loan also prohibits the payment of dividends during any period of default under that agreement. We are not currently in default under our senior secured term loan. To the extent that payment of a cash dividend on our common stock becomes permissible under Delaware law, we would only be able to pay a cash dividend on our common stock to the extent that all required distributions (including any deferred amounts) on the publicly traded trust preferred securities of our subsidiary trusts have been made.

        We have engaged a financial adviser to assist us in effecting the sale of Blue Dot and Expanets. With our financial advisor we are conducting a private auction with respect to Blue Dot and are seeking to exit this business. Although we hope to conclude our disposition of Blue Dot in 2003, we do not anticipate receiving a material amount of net cash proceeds in excess of liabilities in the transaction. We are also seeking to sell Expanets. We are attempting to conclude this transaction during 2003. Any final arrangements relating to the sale of Blue Dot or Expanets are subject to numerous legal, accounting, financial and business issues being resolved. If we are successful in consummating the sale of Expanets, we hope to receive net cash proceeds significantly in excess of third party liabilities. We will not make any additional investments in, or commitments to, Expanets and Blue Dot. In addition, in January 2003 the MPSC restricted our ability to make additional investments or commitments to our non-regulated businesses to $10 million in the aggregate unless we obtain the prior approval of the MPSC.

        We are also attempting to sell other non-core assets, including the Montana First Megawatts generation project, and are seeking to enforce an existing contract to sell certain Colstrip transmission assets to a third party. During the second quarter, we consummated the sale of one non-core business for cash consideration of $6.6 million and a note receivable of $4.7 million. The acquiring entity may elect to prepay the note receivable within one year by presenting unsecured bonds or trust preferred obligated securities of NorthWestern, which will be accepted at face value. We recorded the carrying value of the note receivable based on the fair value of our trust preferred securities at the date of the transaction and we recognized a loss of approximately $3.4 million on this sale.

        We face considerable challenges in selling our non-energy businesses, which have historically not been cash flow contributors to the organization. Expanets faces challenges with respect to, among other things, economic conditions in the telecommunications market and problems with its Expert system, an enterprise information technology and management system. Blue Dot has defaulted on certain shareholder obligations. Blue Dot faces serious liquidity concerns within the near term, as it seeks to extend its forbearance agreement with its credit facility provider, obtain favorable payment terms related to its upcoming insurance renewals and meet other cash payment obligations become due. If we are unable to dispose of Blue Dot within the next three months, we may incur additional claims related to amounts we have guaranteed on behalf of Blue Dot. Each company also faces challenges related to retention of its employees, key managers, customers and suppliers. The challenges faced by Expanets and Blue Dot present a substantial risk of serious disruption to these businesses and have materially and adversely affected their value. We cannot predict whether or when such assets may be sold, or if we can obtain a favorable price or other terms in any such sale. Absent the receipt of significant proceeds from the sale of non core assets, the raising of additional capital or a restructuring of our debt, we will not have the ability to reduce our debt or meet our maturing debt obligations. Even if we are successful in selling some or all of our non-core assets, we will have to restructure our debt or seek new capital.

        In addition to the sale of non-core assets and other steps we have taken and will take to improve operating performance and preserve cash, we believe that reduction of debt will require the issuance of additional equity securities, either to raise cash or to exchange for the retirement of outstanding debt. We are asking that our stockholders approve, at our annual meeting scheduled for August 26, 2003, a significant increase in the number of shares of authorized common stock, a significant increase in the number of shares of preferred stock and a significant amendment of preferred stock terms, together with other changes to the Restated Certificate of Incorporation, in order to provide us with greater flexibility in pursuing our turnaround plan. We believe that, unless a new Amended and Restated Certificate of Incorporation is adopted, we will not be able to effectuate our turnaround plan. Unless the market price of our common stock and our total market capitalization increases significantly, we could become subject to a delisting proceeding by the NYSE. If our common shares are delisted from the NYSE, raising capital in the future or using our shares to extinguish all or part of our debt would be significantly more difficult.

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

  Qualifying Facilities Liability

        Certain Qualifying Facilities, or QFs, require us to purchase minimum amounts of energy at prices ranging from $65 to $138 per megawatt hour through 2029. As of June 30, 2003, our gross contractual obligation related to the QFs is approximately $1.8 billion through 2029. A portion of the costs incurred to purchase this energy is recoverable though rates authorized by the MPSC, totaling approximately $1.4 billion though 2029. Upon completion of the purchase price allocation related to our acquisition of the electric and natural gas transmission and distribution business of The Montana Power Company, we established a liability of $134.3 million, based on the net present value of the difference between our obligations under the QFs and the related amount recoverable. The determination of the discount rate used to establish this liability was a significant assumption. We determined the appropriate discount rate to be 8.75%, in accordance with Statement of Financial Accounting Concepts No. 7, Using Cash Flow Information and Present Value in Accounting Measures. We believe that 8.75% approximates the rate we could have negotiated with an independent lender for a similar transaction under comparable terms and conditions as of the acquisition date. In computing the liability, we have also had to make various estimates in relation to contract costs, capacity utilization, and recoverable amounts. Actual utilization and regulatory changes may significantly impact our results of operations.

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

        During the second quarter of 2003, we recorded an additional impairment charge of $12.4 million due to further decline in the estimated realizable value of our investment in our Montana First Megawatts project. We had previously recorded an impairment charge of $35.7 million during the fourth quarter of 2002.

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

  Regulatory Assets and Liabilities

        Our regulated operations are subject to the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulations. Our regulatory assets are the probable future revenues associated with certain costs to be recovered from customers through the ratemaking process, including our estimate of amounts recoverable for natural gas purchases. Regulatory liabilities are the probable future reductions in revenues associated with amounts to be credited to customers through the ratemaking process. If any part of our operations become no longer subject to the provisions of SFAS No. 71, the probable future recovery of or reduction in revenue with respect to the related regulatory assets and liabilities would need to be evaluated. In addition, we would need to determine if there was any impairment to the carrying costs of deregulated plant and inventory assets.

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

RESULTS OF OPERATIONS

        Three-Month and Six-Month Periods Ended June 30, 2003 Compared to Three-Month and Six-Month Periods Ended June 30, 2002.

CONSOLIDATED OPERATING RESULTS

        The following is a summary of our consolidated results of operations for the three-month and six-month periods ended June 30, 2003 and June 30, 2002. Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments. This discussion is followed by a more detailed discussion of operating results by segment. Our "All Other" category primarily consists of our other miscellaneous service activities, which are not included in the other identified segments together with unallocated corporate costs. See "—Segment Information—All Other Operations" for a discussion of the items contained in our "All Other" category. Product and service category fluctuations highlighted at the consolidated level are more fully explained in the segment discussions. The results of operations for the six months ended June 30, 2002, include the results of our Montana operations since February 1, 2002, the effective date of the acquisition.

        Consolidated losses on common stock were $57.8 million in the second quarter of 2003, an increase of $36.4 million from consolidated losses of $21.4 million in the second quarter of 2002. This increase in consolidated losses on common stock was primarily due to an asset impairment charge of $12.4 million related to our investment in the Montana First Megawatts project, an $11.7 million increase in general and administrative expenses, primarily due to increased legal and other professional services and employee benefit costs, along with increased interest expense of approximately $11.2 million. We anticipate our fees for professional services will continue to significantly exceed prior year amounts. Annual premium requirements for directors and officers liability insurance increased significantly beginning in June 2003, and as a result we expect general and administrative expenses to increase by approximately $2.0 million per quarter related to this matter. Consolidated losses on common stock were $47.9 million for the six months ended June 30, 2003, an improvement of $25.9 million over 2002. The improvement was primarily a result of improved gross margin of $36.7 million, reduced losses on discontinued operations of $63.0 million and a loss on debt extinguishments of $20.7 million in 2002, offset by an increase in operating expenses of $58.1 million, increased interest expense of $32.0 million in 2003 and an increase in the consolidated tax provision of $6.3 million.

SEGMENT INFORMATION

ELECTRIC UTILITY SEGMENT OPERATIONS

        Revenues in the second quarter of 2003 were $162.4 million, an increase of $39.8 million, or 32.5%, from results in the second quarter of 2002. Our Montana operations contributed a $41.0 million increase, primarily due to a $37.4 million increase in revenue recovered for purchased power supply costs. As these costs are also reflected in cost of sales, there is no gross margin impact. Also contributing to the increase was $3.4 million of additional revenues from new wholesale customers and an increase of $2.3 million due to a 4.3% increase in retail volumes. Our South Dakota operations experienced a decrease of $1.2 million, or 5.4%, due to a 48% decrease in wholesale volumes. Revenues for the six months ended June 30, 2003 of $330.6 million were $110.9 million, or 50.5%, higher than revenues for the first six months of 2002. The January 2003 results of our Montana operations contributed approximately $47.8 million of this increase. In addition, revenues from February through June 2003, as compared to the same period in 2002, increased approximately $62.0 million, primarily due to a $58.5 million increase as a result of a 108.7% increase in revenue recovered for purchased power supply costs. In addition, $3.4 million of additional revenues from new wholesale customers and an increase of $2.4 million due to a 24.4% average increase in retail volumes. Our South Dakota operations contributed $1.1 million of the increase due to increased retail volumes.

        Cost of sales in the second quarter of 2003 was $76.2 million, an increase of $34.4 million, or 82.6%, from results in the second quarter of 2002. Purchased power supply costs incurred by our Montana operations, which are recovered in rates, increased $37.4 million as a result of new power supply agreements effective July 1, 2002. Wholesale cost of sales increased approximately $3.1 million in 2003 as compared to 2002 due to costs related to the new customers discussed above, partially offset by decreased maintenance costs. Cost of sales within our South Dakota operations remained consistent with 2002. For the six months ended June 30, 2003, costs of $153.3 million were $78.3 million higher than costs for the six months ended June 30, 2002. The January 2003 results of our Montana operations contributed approximately $23.9 million of this increase. Purchased power supply costs, which are recovered in rates, increased for February through June 2003, as compared to 2002, by $58.5 million as a result of new power supply agreements effective July 1, 2002. Wholesale cost of sales were approximately $2.6 million higher in 2003 as compared to 2002 due to costs related to the new customers discussed above partially offset by decreased maintenance costs. In addition, electric generating costs within our South Dakota operations increased approximately $1.3 million due primarily to slightly higher coal costs.

        Gross margin in the second quarter of 2003 was $86.3 million, an increase of $5.4 million over gross margin in the second quarter of 2002. Our Montana operations contributed a $6.7 million increase primarily due to increases in volume discussed above and increased transmission revenue from off-system customers. Gross margin in our South Dakota operations decreased $1.3 million due primarily to a decrease in wholesale volume sales. As a percentage of revenue, gross margin in the second quarter of 2003 was 53.1%, compared to 66.0% in the second quarter of 2002. Gross margin as a percentage of revenue is impacted by the fluctuations that occur in power supply costs, which are collected in rates from customers. While these fluctuations impact gross margin as a percentage of revenue, they have no actual impact on gross margin amounts. For the six months ended June 30, 2003, margins of $177.3 million were $32.7 million, or 22.6%, higher than margins for the six months ended June 30, 2002. The January 2003 results of our Montana operations contributed $23.9 million of this increase. Similar to the quarter, our Montana operations contributed $9.0 million of the increase for the period of February through June of 2003 as compared to 2002 due to higher retail and wholesale volume sales and increased transmission revenue from off-system customers. Our South Dakota operations remained consistent with the prior period. Margins as a percentage of revenues decreased to 53.6% for the six months ended June 30, 2003, from 65.8% for the six months ended June 30, 2002. Similar to the quarterly change, this is a result of power supply cost fluctuations, which do not impact gross margin amounts.

        Operating expenses in the second quarter of 2003 were $61.3 million, an increase of $1.6 million over results in the second quarter of 2002. Operating, general and administrative expenses in the second quarter of 2003 were $47.9 million, an increase of $1.2 million over results in the second quarter of 2002, primarily due to increased legal and employee benefit costs. Depreciation in the second quarter of 2003 was $13.5 million, an increase of $0.4 million from depreciation in the second quarter of 2002 of $13.1 million. Operating expenses for the six months ended June 30, 2003 were $120.9 million, an increase of $22.0 million over the first six months of 2002. Operating, general and administrative expenses for the six months ended June 30, 2003 were $93.8 million, an increase of $18.2 million over the first six months of 2002. The January 2003 results of our Montana operations contributed approximately $13.5 million of this increase. In addition, our Montana and South Dakota operations experienced an increase in operating, general and administrative expenses of $1.2 million and $3.5 million, respectively, primarily due to increased legal and employee benefit costs. Depreciation for the six months ended June 30, 2003 was $27.1 million, an increase of $3.8 million over depreciation for the six months ended June 30, 2002.

        Operating income in the second quarter of 2003 was $24.9 million, an increase of $3.8 million, or 18.0%, from $21.1 million in the second quarter of 2002. The increase was primarily attributable to higher gross margins as discussed above. For the six months ended June 30, 2003, operating income was $56.4 million, an increase of $10.6 million from $45.8 million in the six months ended June 30, 2002. The January 2003 results of our Montana operations contributed approximately $8.1 million of this increase. The remaining increase was primarily due to higher gross margins offset by increased legal and employee benefit costs.

NATURAL GAS UTILITY SEGMENT OPERATIONS

        Revenues in the second quarter of 2003 were $71.0 million, an increase of $17.8 million, or 33.5%, from results in the second quarter of 2002. Our Montana operations revenues increased $13.2 million due to increased gas supply costs. The increase was offset by a $2.7 million decrease due to a 46% decline in volumes as a result of warmer weather in Montana service territories. Revenues from our South Dakota and Nebraska operations increased $7.2 million, consisting of a $6.6 million increase in wholesale revenues and a $700,000 increase in retail revenues. The wholesale operations increase was due primarily to a 5.8% increase in volumes and 16% higher gas prices in Nebraska. Retail revenues increased due to 43% higher gas prices in South Dakota, offset by a 6.7% decrease in volumes. For the six months ended June 30, 2003, revenues were $188.9 million, or $57.4 million higher than revenues for the first six months of 2002 of $131.5 million. The January 2003 results of our Montana operations contributed approximately $20.4 million of this increase. Montana revenues for February through June 2003, as compared to the same period in 2002, increased $20.3 million due to a $23.2 million, or 155.8%, increase in gas supply costs partially offset by a $2.9 million decrease in revenues caused by a weather-related decrease in volumes. The gas supply costs are also included in cost of sales, thereby having no impact on gross margin. Revenues from our South Dakota and Nebraska operations increased $16.8 million, consisting of a $9.8 million increase in wholesale revenues and a $7.0 million increase in retail revenues. Wholesale revenues increased due primarily to the addition of ethanol plant customers, an increase in volumes, and higher gas prices in Nebraska. South Dakota retail revenues increased due to an increase in gas prices and an increase in volumes.

        Cost of sales in the second quarter of 2003 was $52.5 million, an increase of $25.5 million, or 94.3%, from results in the second quarter of 2002. Gas supply costs in Montana increased $19.4 million, including a $6.2 million write-off as a result of a July 3, 2003 order from the MPSC disallowing the recovery of certain gas supply costs. The MPSC also rejected a motion for reconsideration filed by us. We filed suit in district court on July 28, 2003 seeking to overturn the MPSC's decision to disallow recovery of these costs. In addition, the MPSC granted an interim order on July 3, 2003 for the projected gas cost adjusted for a portion of the gas portfolio at a fixed price of $3.50 per MMbtu as opposed to the market price submitted in the original filing, which was higher. Assuming our average forecast price over the next twelve months occurs, the disallowance on the volumes at the imputed price compared to market price would be approximately $6 million for the period July 1, 2003, through June 30, 2004. Wholesale gas supply costs within our Nebraska operations increased $6.1 million as a result of higher daily gas prices and increased volumes. For the six months ended June 30, 2003, cost of sales was $129.7 million, an increase of $54.8 million as compared to the first six months of 2002. The January 2003 results of our Montana operations contributed approximately $9.5 million of this increase. Gas supply costs in Montana for February through June of 2003, as compared to 2002, increased $29.3 million, including $6.2 million as discussed above. Gas supply costs within our South Dakota and Nebraska operations increased $15.9 million as a result of higher wholesale and retail volumes and gas prices.

        Gross margin in the second quarter of 2003 was $18.5 million, a decrease of $7.7 million, or 29.2%, compared to the second quarter of 2002. Montana operations decreased $8.8 million as a result of the MPSC order on the $6.2 million disallowance of gas supply costs and the volume decrease discussed above. This decrease was partially offset by a $1.2 million increase in gross margins by our South Dakota and Nebraska operations as a result of higher volumes and gas prices. As a percentage of revenues, gross margin decreased to 26.1% in the second quarter of 2003 from 49.2% in the second quarter of 2002. Gross margin as a percentage of revenue is impacted by the fluctuations that occur in retail costs, which are collected from customers through rates. Margins for the six months ended June 30, 2003 were $59.2 million, or $2.7 million higher than the first six months of 2002. The January 2003 results of our Montana operations contributed approximately $10.6 million of this increase. Montana operations for February through June of 2003, as compared to 2002, decreased

$9.1 million as a result of the MPSC order on the $6.2 million disallowance of gas supply costs and the $2.9 million decrease in retail volumes discussed above. South Dakota and Nebraska contributed approximately $0.9 million to the increased gross margins as a result of higher volumes and gas prices. As with the quarter, margin percentages decreased from 43.0% for the first six months of 2002 to 31.3% for the first six months of 2003.

        Operating expenses in the second quarter of 2003 were $17.6 million, a decrease of $0.6 million, or 3.8%, from results in the second quarter of 2002. Operating, general and administrative expenses decreased $1.0 million due to operating efficiency measures instituted to counter decreased margins. Depreciation expense increased $0.4 million from depreciation in the second quarter of 2002 of $3.1 million. Operating expenses for the six months ended June 30, 2003 were $37.0 million, an increase of $6.0 million, or 19.3%, from results in the first six months of 2002. The January 2003 results of our Montana operations contributed approximately $4.5 million of this increase. Operating, general and administrative expenses increased $4.6 million due to increased employee benefit costs. Depreciation expense increased $1.4 million over depreciation for the six months ended June 30, 2002.

        Operating income in the second quarter of 2003 was $0.9 million, compared to $7.9 million in the second quarter of 2002. The decrease was mainly the result of the MPSC order disallowing $6.2 million of gas supply costs combined with retail volume decreases in Montana and increased depreciation. For the six months ended June 30, 2003, operating income of $22.2 million was $3.3 million less than operating income for the six months ended June 30, 2002. The January 2003 results of our Montana operations contributed an increase of approximately $6.4 million, which was offset by the MPSC order disallowing $6.2 million of gas supply costs, decreased retail volumes in Montana and increased operating expenses.

ALL OTHER OPERATIONS

        All Other primarily consists of our other miscellaneous service activities, which are not included in the other identified segments, together with the unallocated corporate costs and investments, and any reconciling or eliminating amounts. The miscellaneous service activities principally include non-utility businesses engaged in voice and data networks and systems, and a portfolio of services to residential and business customers, including product sales and maintenance contracts in areas such as home monitoring devices and appliances.

        Revenues in the second quarter of 2003 were $2.1 million, an increase of $0.4 million from results in the second quarter of 2002. For the six months ended June 30, 2003, revenues were $4.7 million, an increase of $2.3 million from revenues for the six months ended June 30, 2002. These increases are due primarily to the addition of non-utility operations acquired with the Montana operations.

        Cost of sales in the second quarter of 2003 was $0.7 million, an increase of $0.3 million from results in the second quarter of 2002. Cost of sales for the six months ended June 2003 were $1.4 million, an increase of $1.0 million as compared to cost of sales for the first six months of 2002. These increases are due to the addition of non-utility operations acquired with the Montana operations.

        Gross margin in the second quarter of 2003 was $1.4 million, which was consistent with gross margin in the second quarter of 2002. For the six months ended June 30, 2003, margins of $3.3 million were $1.3 million higher than margins for the six months ended June 30, 2002 due primarily to the addition of non-utility operations acquired with the Montana operations.

        Operating expenses in the second quarter of 2003 were $25.9 million, an increase of $23.2 million over results in the second quarter of 2002. This increase was primarily due to a $12.4 million impairment charge on our Montana First Megawatts generation project, and an increase in operating, general and administrative costs of $9.6 million related to increased legal and professional fees expense. Operating expenses for the six months ended June 30, 2003, were $37.6 million as compared to

$7.5 million for the six months ended June 30, 2002. This increase was due primarily to the $12.4 million impairment charge and a $15.2 million increase in professional fees as discussed above. Annual premium requirements for directors and officers liability insurance increased significantly beginning in June 2003, and as a result we expect general and administrative expenses to increase by approximately $2.0 million per quarter related to this matter.

        Operating losses were $24.5 million in the second quarter of 2003, an increase of $23.1 million from losses of $1.4 million in the second quarter of 2002, due to the impairment charges and professional fees discussed above. For the six months ended June 30, 2003, operating losses were $34.3 million, an increase of $28.8 million from losses of $5.5 million for the six months ended June 30, 2002, due to the impairment charges and professional fees discussed above.

DISCONTINUED COMMUNICATIONS SEGMENT OPERATIONS

        We have engaged a financial advisor to assist us in negotiating the sale of Expanets and we have committed to a plan to sell our interest in Expanets within the next twelve months. Following is a summary of operations of Expanets for the periods presented (in thousands).

	Three months ended
	June 30, 2003	June 30, 2002
Revenues	$162,061	$191,354

Loss from operations before income taxes and minority interests	(6,765)	(18,580)
Minority interests	—	—
Income tax benefit (provision)	(113)	7,426

Loss from discontinued operations, net of income taxes and minority interests	$(6,878)	$(11,154)

	Six months ended
	June 30, 2003	June 30, 2002
Revenues	$328,667	$370,642

Income (Loss) from operations before income taxes and minority interests	14,355	(45,754)
Minority Interests	—	11,152
Income tax benefit (provision)	(253)	17,571

Income (Loss) from discontinued operations, net of income taxes and minority interests	$14,102	$(17,031)

        Expanets income from operations before income taxes and minority interests for the six months ended June 30, 2003 includes a gain on debt extinguishment of $27.3 million resulting from a settlement with Avaya in March 2003.

DISCONTINUED HVAC SEGMENT OPERATIONS

        We have engaged a financial advisor to assist us in negotiating the sale of Blue Dot, and we have committed to a plan to sell our interest in Blue Dot within the next twelve months. The operating results for the three and six months ending June 30, 2003 reflect the results of operations of 18 sold locations through the date of sale. Following is a summary of operations of Blue Dot for the periods presented (dollars in thousands).

	Three months ended
	June 30, 2003	June 30, 2002
Revenues	$115,046	$117,775

Income (Loss) from operations before income taxes and minority interests	2,882	1,417
Minority interests	—	—
Income tax benefit (provision)	(296)	(580)

Income (Loss) from discontinued operations, net of income taxes	$2,586	$837

	Six months ended
	June 30, 2003	June 30, 2002
Revenues	$226,241	$212,258

Loss from operations before income taxes and minority interests	(1,366)	(2,737)
Minority interests	—	3,762
Income tax benefit (provision)	(591)	916

Income (Loss) from discontinued operations, net of income taxes	$(1,957)	$1,941

LIQUIDITY & CAPITAL RESOURCES

Cash Flow and Cash Position

        Our financial condition has been significantly and negatively affected by the poor performance of our non-energy businesses and our significant indebtedness. If we are unable to generate cash from additional funding sources or proceeds from the sale of non-core assets, then the amount of cash currently being generated from our continuing operation may not be sufficient to sustain current and anticipated interest payments, capital expenditures and working capital requirements, which have risen significantly due to reductions in trade credit demanded by our vendors, additional professional and other fees related to our turnaround plan and certain stockholder and derivative litigation. Our ability to obtain additional funding sources, or proceeds from the sale of non-core assets is critical to our short-term liquidity. Interest obligations of approximately $39 million are due in September with respect to our outstanding indebtedness. We have the ability to defer $31 million due on September 15, with respect to our outstanding senior unsecured notes payable, for up to thirty days. We also owe approximately $38 million in property taxes in Montana, which are due by the end of November. At present we have no ability to access equity markets and no new bank lines to supplement our working capital and must rely on our cash balances to cover shortfalls. We are currently seeking a working capital facility, however there are no assurances that we will be able to consummate this or any similar financing. If we are unable to obtain funds to addresss our immediate liquidity needs, or to effectuate our turnaround plan, which will require significantly reducing our debt, restructuring our debt and generating cash from additional funding sources or proceeds from the sale of non-core assets, then we may be required to seek protection under the U.S. Bankruptcy Code. We cannot predict when a Bankruptcy filing, if any, would be made, but it could occur in the near term. If we file for such protection, our creditors will be paid prior to our stockholders. In addition, if we file for bankruptcy protection, our stockholders may lose their entire investment.

        We have eliminated the dividend on our common stock and elected to defer distributions on the publicly traded trust preferred securities of our subsidiary trusts. However, distributions on the publicly traded trust preferred securities of our subsidiary trusts continue to accumulate on the trust preferred securities at the applicable annual rate, to the extent permitted by law and must be paid before we can pay dividends to our common stockholders.

        Due to the sharp declines in the United States equity markets since the third quarter of 2000, the value of our pension plan assets has decreased significantly. We estimate contributions of approximately $24 million and $30 million will be required in 2004 and 2005, respectively, based on current market conditions.

        As of June 30, 2003, cash and cash equivalents were $50.5 million, compared to $26.6 million at December 31, 2002. The increase in cash is principally the result of the net proceeds received from the closing of our new senior secured term loan in February 2003, net of other debt principal payments and working capital needs.

        Cash flows used in continuing operations during the six months ended June 30, 2003 were $86.3 million compared to cash provided by continuing operations of $106.8 million during the six months ended June 30, 2002. Cash used in operating activities was composed primarily of net loss of $32.9 million adjusted for non-cash items of $43.8 million offset by cash used due to changes in operating assets and liabilities of $97.2 million. Due in part to recent downgrades of our credit ratings, we have experienced reduced vendor credit terms which have contributed to the $59.3 million cash used by changes in operating assets and liabilities. Absent significant progress against our turnaround plan, further credit restrictions and resulting uses of cash due to negative changes in operating assets and liabilities are likely.

        Cash flows provided by investing activities were $27.6 million in the first six months of 2003 compared to cash used of $555.0 million in the first six months of 2002. The change was principally due to the acquisition of our Montana operations during 2002, which accounted for approximately $502.8 million. Cash flows provided by financing activities were $86.2 million in the first six months of 2003 compared to $645.4 million in the first six months of 2002. In the first six months of 2003 we received proceeds of $390.0 million under a new senior secured term loan, which was used to repay $255.0 million on our credit facility. In the first six months of 2002, we received proceeds of $720.0 million from the issuance of senior notes, which was used to acquire our Montana operations and repay existing debt.

        In June 2003, Expanets closed on a two-year, $25 million secured line of credit with a financial institution for working capital purposes. The line of credit is secured by accounts receivable and has a borrowing base equal to 75% of eligible accounts receivable minus reserves. As of June 30, 2003, Expanets has an available borrowing capacity of approximately $5.7 million. In July 2003, Expanets utilized $3.5 million of capacity under this line of credit to post letters of credits with suppliers. As of August 13, 2003, Expanets has an available borrowing capacity of approximately $10 million, however Expanets' borrowing capacity fluctuates daily based on billings and cash receipts.

        Expanets has a note payable to Avaya with payments of approximately $9 million due in January, April and July of 2004, and an outstanding balance of $27.1 million as of June 30, 2003. The note bears interest at 15% per annum. Amounts repaid under this facility may not be reborrowed. Expanets may need to obtain funding to repay or replace this note as it becomes due. If Expanets defaults under their credit facility with Avaya, we may be obligated to purchase inventory and accounts from Avaya in an amount equal to the outstanding balance of approximately $27.1 million.

        On June 6, 2003, Blue Dot entered into a forbearance agreement with its credit facility provider. The forbearance agreement, which expires on August 29, 2003, contains certain covenants including information updates related to the potential sale of Blue Dot, certain limitations on disbursements, and certain minimum thresholds for receipts. Blue Dot has begun discussions with its credit facility provider regarding the circumstances and conditions under which its forbearance agreement could be extended, although no assurances can be given that its credit facility provider will extend the term of the forbearance period. At June 30, 2003, the amount outstanding under this facility was $18.9 million, and the bank was holding restricted cash from Blue Dot in the amount of $3.5 million.

Material Borrowings

        At June 30, 2003, we had a common stockholders' deficit of $503.9 million and currently have approximately $2.2 billion in debt and trust preferred instruments outstanding. As discussed in Note 1 to the financial statements, we have reclassified approximately $1.2 billion of long-term debt to current. The following table shows our contractual cash obligations and commercial commitments as of June 30, 2003 without regard to the $1.2 billion reclassification of long-term debt to current:

Commitments	Total	2003	2004	2005	2006	2007	Thereafter
	(in thousands)
Debt:
Senior Unsecured Notes, 7 7/8% and 8 3/4%	$720,000	$—	$—	$—	$—	$250,000	$470,000
Senior Unsecured Debt, 6.95%	105,000	—	—	—	—	—	105,000
Senior Secured Term Loan(1)	388,050	1,950	3,900	3,900	378,300	—	—
South Dakota Mortgage Bonds, 7.00% and 7.10%	115,000	—	—	60,000	—	—	55,000
South Dakota Pollution Control Obligations, 5.85% and 5.90%	21,350	—	—	—	—	—	21,350
Montana First Mortgage Bonds, 7.00%, 7.30%, 8.25% and 8.95%	157,197	—	—	5,386	150,000	365	1,446
Discount on Montana First Mortgage Bonds	(3,817)	—	—	—	—	—	(3,817)
Montana Pollution Control Obligations, 6.125% and 5.90%	170,205	—	—	—	—	—	170,205
Montana Secured Medium Term Notes, 7.23% and 7.25%	13,000	—	—	—	—	—	13,000
Montana Unsecured Medium Term Notes, 7.07%, 7.96% and 7.875%	40,000	—	—	—	15,000	—	25,000
Montana Natural Gas Transition Bonds, 6.20%	48,318	1,816	4,052	4,744	4,712	5,248	27,746
Other debt, various	1,123	—	321	343	221	238	—
Capital leases(2)	11,784	1,558	3,022	1,650	1,508	1,122	2,924

Total Debt	1,787,210	5,324	11,295	76,023	549,741	256,973	887,854
Mandatorily Redeemable Preferred Securities of Subsidiary Trusts:
8.125% mandatorily redeemable preferred securities of subsidiary trust	32,500	—	—	—	—	—	32,500
7.20% mandatorily redeemable preferred securities of subsidiary trust	55,000	—	—	—	—	—	55,000
8.45% mandatorily redeemable preferred securities of subsidiary trust	65,000	—	—	—	—	—	65,000
8 1/4% mandatorily redeemable preferred securities of subsidiary trust	106,750	—	—	—	—	—	106,750
8.10% mandatorily redeemable preferred securities of subsidiary trust	111,000	—	—	—	—	—	111,000

Total Mandatorily Redeemable Preferred Securities of Subsidiary Trusts:	370,250	—	—	—	—	—	370,250
Future minimum operating lease payments(3)	227,089	388	32,595	32,572	32,527	32,287	96,720
Qualifying Facilities(4)	428,155	9,549	10,171	3,932	5,787	7,412	391,304
Power Purchase Contracts(5)	1,567,035	136,383	270,797	236,238	194,583	126,891	602,143
Interest payments on existing debt and preferred securities	2,065,502	70,985	171,110	169,270	161,771	108,540	1,383,826

Total Commitments(6)	$6,445,241	$222,629	$495,968	$518,035	$944,409	$532,103	$3,732,097

(1)
This facility was used to repay our $280 million credit facility on February 10, 2003.

(2)
The capital lease obligations are principally used to finance equipment purchases.

(3)
While not included on this schedule, NorthWestern has a residual value guarantee related to certain vehicles under operating leases by Expanets and Blue Dot, in the event of default and subsequent failure to cure such default. At June 30, 2003, the amount of this financial guarantee was approximately $0.9 million and $19.1 million related to Expanets and Blue Dot, respectively.

(4)
With the acquisition of our Montana operations, we assumed a liability for expenses associated with certain Qualifying Facilities Contracts, or QFs. The QFs require us to purchase minimum amounts of energy at prices ranging from $65 to $138 per megawatt hour through 2029. Our gross contractual obligation related to the QFs is approximately $1.8 billion. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $1.4 billion. We established a liability as of the date of acquisition of $134.3 million, which represents the net present value, utilizing a discount rate of 8.75% of the difference between our obligations under the QFs and the related amount recoverable in rates. The obligation and payments reflected on this schedule represent the gross contractual obligation less amounts recoverable through rates.

(5)
We have entered into various purchase commitments, largely purchased power, coal and natural gas supply, electric generation construction and natural gas transportation contracts. These commitments range from one to 30 years.

(6)
Expanets has a note payable to Avaya with payments of approximately $9 million due in January, April and July of 2004, and an outstanding balance of $27.1 million as of June 30, 2003. The note bears interest at 15% per annum. Amounts repaid under this facility may not be reborrowed. This note is not included in the table above, however if Expanets defaults under this facility, we may be obligated to purchase inventory and accounts from Avaya in an amount equal to the outstanding balance of the facility.

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

Performance Bonds

        Expanets has various performance bonds and guarantees in place to cover the installation of equipment and inventory purchases. The maximum potential payout under these performance bonds is $16.6 million and $49.9 million as of June 30, 2003 and December 31, 2002, respectively.

        In May 2003 a vendor of Expanets presented a claim against a performance bond. We advanced $10 million in satisfaction of this claim pursuant to a previously existing indemnity agreement supporting the performance bond. Expanets has not yet made repayments on the advance. Expanets has located and is using alternative supply sources.

        Blue Dot has various license, bid and performance bonds in place to secure the performance of contracts and the adequate provision of services. The maximum potential payout under these performance bonds is $9.6 million and $14.3 million as of June 30, 2003 and December 31, 2002, respectively.

        We have issued indemnity agreements that support the outstanding performance bonds of Expanets and Blue Dot.

Letters of Credit

        We have various letter of credit requirements and other collateral obligations of approximately $21.1 million and $48.1 million as of June 30, 2003 and December 31, 2002, respectively. Approximately $9 million and $18.6 million of these obligations as of June 30, 2003 and December 31, 2002, respectively, serve to support performance bonds primarily related to Expanets and Blue Dot. In addition, included in restricted cash at June 30, 2003 is $7.1 million that supports performance bonds related to Expanets and Blue Dot. No such amounts existed at December 31, 2002.

Other Contractual Obligations

        On June 19, 2002, NorthWestern Energy Marketing, LLC (NEM), our power marketing subsidiary, entered into two five-year power supply contracts to supply a total of approximately 20 megawatts of electricity to customers located in Montana. These supply obligations commenced on July 1, 2002 and continue through June 30, 2007. NEM secured supply to cover these contractual obligations through June 30, 2003. Due to our financial condition, NEM has been unable to secure a source of power to cover its contractual obligation subsequent to June 30, 2003. Upon notification, NEM's two customers immediately covered their supply need by becoming customers served by the default supply provider. NEM's estimated maximum exposure over the remaining term of the contracts based on current and projected default supply prices is approximately $3.9 million. NEM is currently involved in settlement discussions with its two customers.

        Blue Dot and Expanets, in making certain of their business acquisitions, issued equity in various classes and series to the former owners of such businesses. In connection with those issuances, in certain cases, Blue Dot and Expanets entered into agreements providing exchange or put rights giving the security holders certain rights related to those shares. NorthWestern Growth Corporation entered into agreements with Blue Dot and Expanets under which it agreed to support obligations related to the exercise of the exchange or put rights in certain of the underlying agreements. Blue Dot and Expanets have requested that NorthWestern Growth Corporation provide funds necessary to perform their obligations under those agreements. NorthWestern has indicated that it believes its obligations with respect to Expanets' instruments have expired and that, in any event, no additional funds will be provided while NorthWestern pursues the sale or disposition of those businesses or their assets. The maximum aggregate amount of payments that may be required of NorthWestern under the various Expanets agreements is $4.3 million as of June 30, 2003.

        Blue Dot has defaulted on certain equity redemption obligations totaling $7.7 million with respect to shares issued to the former owners of four separate businesses or their affiliates. Blue Dot entered into agreements whereby Blue Dot sold two of these business back to the original owners or their affiliates in two transactions that resulted in the return of shares issued to the former owners of these businesses or their affiliates, the termination of the outstanding equity redemption obligations associated with these shares, and net cash proceeds of $1.8 million to Blue Dot. Blue Dot has entered into certain pending agreements for the sale of the remaining two businesses to the original owners or their affiliates, subject to Blue Dot board of director approval and consent from Blue Dot's credit facility provider, which will result in the return of shares issued to the former owners of these businesses or their affiliates, the termination of the outstanding equity redemption obligations associated with these shares, and the payment of approximately $200,000 cash proceeds to Blue Dot. The maximum aggregate amount of payments that may be required of NorthWestern under the various Blue Dot agreements is approximately $22.4 million as of June 30, 2003, of which approximately $6.7 million may be required within the next twelve months.

NEW ACCOUNTING STANDARDS

        See Note 12 for a discussion of new accounting standards.

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

If we are unable to address our immediate liquidity needs, we may have to seek protection from our creditors under the U.S. Bankruptcy Code.

        We face significant and immediate liquidity challenges that are materially and adversely affecting our ability to fund our operations and service our substantial indebtedness. If we are unable to address these challenges or to effectuate our turnaround plan, which will require significantly reducing our debt, restructuring our debt and generating cash from additional funding sources or proceeds from the sale of non core assets, then we may default on certain covenants under our instruments governing our indebtedness, including our credit agreement, and we may be required to seek protection under the U.S. Bankruptcy Code. We can not predict when a Bankruptcy filing, if any, would be made, but it could occur in the near term. If we file for such protection, our creditors will be paid prior to our stockholders. In addition, if we file for bankruptcy protection, the market for our common stock may no longer exist and our stockholders could lose their entire investment.

We have substantial indebtedness, which has adversely affected our financial condition; substantially reducing our indebtedness is critical to our ability to continue to fund our operations.

        We had total consolidated indebtedness, including indebtedness with respect to mandatorily redeemable preferred securities of subsidiary trusts, of approximately $2.2 billion outstanding as of June 30, 2003. As our ability to meet these obligations is uncertain, we have reclassified approximately $1.2 billion of long-term debt to current maturities of long-term debt on our consolidated balance sheet as of June 30, 2003.

        This indebtedness has had and continues to have important consequences to you. For example, it has

  •
  increased our vulnerability to general adverse economic and industry conditions;

  •
  required us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes;

  •
  limited our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

  •
  resulted in vendors requiring additional credit support, such as letters of credit or prepayments, or otherwise restricting our trade credit;

  •
  placed us at a competitive disadvantage compared to our competitors that have less debt; and

  •
  limited our ability to borrow additional funds.

        If we are unable to generate cash from additional funding sources or proceeds from the sale of non-core assets, then the amount of cash being generated from our continuing operations may not be sufficient to sustain current and anticipated interest payments, capital expenditures and working capital requirements, which have risen significantly due to reductions in trade credit demanded by our vendors, additional professional and other fees related to our turnaround plan and certain stockholder and derivative litigation. Interest obligations of approximately $39 million are due in September with respect to our outstanding indebtedness. We have the ability to defer $31 million due on September 15, with respect to our outstanding senior unsecured notes payable, for up to thirty days. We also owe approximately $38 million in property taxes in Montana, which are due by the end of November. Commencing in 2005, we face substantial debt reduction payments. If we are unable to generate cash from additional funding sources or proceeds from the sale of non-core assets, we will not be able to meet these obligations as they come due. At present we have no ability to access equity markets and no new bank lines to supplement our working capital and must rely on our cash balances to cover shortfalls.

        If we are unable to significantly reduce our debt, restructure our debt or obtain additional capital, then our ability to fund our operations and service our substantial indebtedness will be materially adversely affected, we may default on certain covenants under the instruments governing our indebtedness, including our credit agreement. Failure to comply with any of the covenants contained in the instruments governing our indebtedness could result in an event of default which, if not cured or waived, could result in the acceleration of other outstanding indebtedness. We may not have sufficient working capital to satisfy our debt obligations in the event of an acceleration of all or a significant portion of our outstanding indebtedness. Therefore, if we are unable to significantly reduce or restructure our debt, we may be required to pursue alternate means of resolving our financial problems, which could include seeking protection under the U.S. Bankruptcy Code.

Our ability to implement our turnaround plan is subject to many impediments and uncertainties. A failure to completely implement our turnaround plan will have a material adverse affect on our results of operations and liquidity.

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

        Absent proceeds from the sale of non-core assets or significant improvements in the operating results of our non-energy businesses, we will not have the ability to materially reduce our debt. Therefore, our ability to implement this plan is subject to many impediments and uncertainties including:

  •
  whether we will be able to generate sufficient interest among buyers for our non-core assets under current market conditions; and

  •
  even if we receive offers from buyers, whether we will be able to sell these assets at a price that would enable us to materially pay down our debt after accounting for related liabilities, including those which may have recourse to us.

        The success of our turnaround plan is dependent upon reducing our debt. Absent the receipt of significant proceeds from the sale of non-core assets, the raising of additional capital and a restructuring of our debt, we will not have the ability to reduce our debt or meet our maturing debt obligations. Even if we are successful in selling some or all of our non-core assets, we will have to restructure our debt or seek new capital prior to these debt maturities. If our cash requirements substantially increase or we encounter adverse developments in our operations, our liquidity and ability to implement our turnaround plan will be adversely affected. Our senior secured term loan contains restrictions on the sale or disposition of assets, including non-core assets, and on the prepayment of the senior secured term loan and other indebtedness. Therefore, even if we are able to generate funds through the sale of non-core assets or equity, or cash flow from operations, we may not be able to prepay any of the debt in a timely manner.

If our stockholders do not approve the proposed amendment of our charter documents at the 2003 annual meeting, we will not be able to effectuate our turnaround plan.

        The ability to substantially reduce our debt is the key to the success of our turnaround plan. In addition to the sale of non-core assets and other steps we have taken and will take to improve operating performance and preserve cash, we believe that reduction of debt will require the issuance of additional equity securities, either to raise cash or to exchange for the retirement of outstanding debt. We are asking that our stockholders approve, at our annual meeting scheduled for August 26, 2003, a significant increase in the number of shares of authorized common stock, a significant increase in the number of shares of preferred stock and a significant amendment of preferred stock terms, together with other changes to the Restated Certificate of Incorporation, in order to provide us with greater flexibility in pursuing our turnaround plan. We believe that, unless a new Amended and Restated Certificate of Incorporation is adopted, we will not be able to effectuate our turnaround plan.

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

        We will be required to obtain significant additional capital to meet debt obligations maturing in 2005 and beyond. Absent proceeds from the sale of non-core assets or significant improvements in the operating results of our non-energy businesses, which historically have not been cash flow contributors, we will have limited ability to reduce our debt. To the extent we do not sell sufficient assets to pay down debt as it matures, we will need to borrow money. The market for indebtedness is volatile and our ability to raise capital is dependent on a number of factors including our creditworthiness, legal proceedings we are and may be involved in, the ratings of our indebtedness, the cash flow we have available to service the interest expense relating to any new borrowings, and our ability to implement our turnaround. If we are unable to refinance our indebtedness as it matures we will default on such indebtedness and all other indebtedness that is cross-defaulted to such indebtedness. Blue Dot is currently in a forbearance period under its credit agreement that will end August 29, 2003. If Blue Dot defaults again or other defaults by any of our subsidiaries occur under applicable debt instruments, then such entity could seek protection under the bankruptcy law, or its creditors could institute involuntary proceedings against such entities, and we could lose our remaining investment in such entity. Any default by us on our indebtedness will have a material and adverse affect on our financial condition and results of operations.

        If we are unable to generate cash from additional funding sources or proceeds from the sale of non-core assets, then the amount of cash currently being generated from our continuing operations may not be sufficient to sustain current and anticipated interest expense, capital expenditures and working capital requirements, which have risen significantly due to reductions in trade credit demanded by our vendors, additional professional and other fees related to our turnaround plan and certain stockholder and derivative litigation. If we cannot obtain additional capital to meet such obligations, we will default on such indebtedness and all other indebtedness that is cross-defaulted to such indebtedness, including our credit agreement and we may be required to pursue alternate means of resolving our financial problems, which could include seeking protection under the U.S. Bankruptcy Code.

If our common shares and the publicly traded trust preferred securities of our subsidiary trusts are delisted by the New York Stock Exchange, such stockholders' ability to sell their shares would be materially harmed.

        Our common shares are listed on the New York Stock Exchange ("NYSE") under the symbol "NOR". There are a number of continuing requirements that must be satisfied in order for a company's stock to remain eligible for quotation on the NYSE. These requirements include maintaining a total market capitalization of not less than $50 million over a 30 day trading period and shareholders' equity of not less than $50 million and an average closing price of not less than $1.00 over a consecutive 30 day period. While we are currently in compliance with these requirements, our common stock has recently traded at levels below $1.00 and, as a result, our total market capitalization has recently dropped below $50 million. Unless the market price of our common stock, and our total market capitalization, increases significantly in time to satisfy the applicable NYSE listing requirements, we could become subject to a delisting proceeding by the NYSE. In addition, publicly traded trust preferred securities of our subsidiary trusts are also listed on the NYSE. If our common shares become subject to delisting proceedings by the NYSE, it is likely that the trust preferred securities of our subsidiary trusts would also become subject to similar proceedings.

        If we fail to satisfy the continued listing requirements of the NYSE, our common shares, as well as the trust preferred securities of our subsidiary trusts, may be subject to suspension or delisting. The delisting of such shares from the NYSE could have a material adverse effect on the market price of, and the liquidity of the trading market for, such shares. Delisting could also reduce the ability of holders of such shares to purchase or sell shares as quickly and as efficiently as they have done historically. This lack of liquidity would make it more difficult for us to raise capital in the future or to use our common shares to extinguish all or part of our debt. Each of these events could have a material adverse effect on our business, financial condition and operating results. We anticipate that if our common shares or the trust preferred securities of our subsidiary trusts are delisted from NYSE, we may seek to trade on another exchange or through a quotation system or in the pink sheets maintained by the National Quotation Bureau, Inc., but there can be no assurance that we would be successful in such efforts or that a trading market in such shares will thereafter develop.

        In addition, if our subsidiary trusts are dissolved, the holders of preferred securities issued by such trusts will receive a distribution of our debentures, which are not currently listed on the NYSE. Although we have an obligation to attempt to list such securities on the NYSE, we can provide no assurances that we would be successful in such efforts, particularly if our common stock is then delisted.

Our internal controls and procedures need to be improved.

        We have advised our Audit Committee that, in the course of preparing our financial statements for the period ended June 30, 2003,we noted continuing deficiencies in internal controls relating to:

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

We are one of several defendants in a class action lawsuit brought in connection with sale of generating and energy-related assets by The Montana Power Company. If we do not successfully resolve this lawsuit, the insurance coverage does not pay for any damages we are found liable for, or our indemnification claims against TouchAmerica Holdings, Inc. cannot be enforced and reimbursed, our business will be harmed and there will be material adverse impact on our financial condition.

        We are one of several defendants in a class action lawsuit entitled McGreevey, et al. v. The Montana Power Company, et al., now pending in federal court in Montana. The lawsuit, which was filed by the former shareholders of The Montana Power Company (most of whom became shareholders of Touch America Holdings, Inc. as a result of a corporate reorganization of The Montana Power Company), claims that the disposition of various generating and energy-related assets by The Montana Power Company were void because of the failure to obtain shareholder approval for the transactions. Plaintiffs thus seek to reverse those transactions, or receive fair value for their stock as of late 2001, when plaintiffs claim shareholder approval should have been sought. NorthWestern Corporation is named as a defendant due to the fact that we purchased Montana Power LLC, which plaintiffs claim is a successor to The Montana Power Company. Due to the recent filing by Touch America Holdings, Inc. for bankruptcy protection, the defendants removed the case to federal court, where it now is pending. We intend to vigorously defend against this lawsuit. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. If we do not successfully resolve this lawsuit, the insurance coverage does not pay for any damages we are found liable for, or our indemnification claims against TouchAmerica Holdings, Inc. cannot be enforced and reimbursed, our business will be harmed and there will be a material adverse impact on our financial condition.

The impact of ongoing class action litigation and shareholder derivative actions may be material. We are also subject to the risk of additional litigation and regulatory action in connection with the restatement of our 2002 quarterly financial statements and the potential liability from any such litigation or regulatory action could materially harm our business and may have a material adverse impact on our financial condition.

        We, and certain of our present and former officers and directors, have been named in several class action lawsuits and shareholder derivative actions commenced in or removed to federal court. We intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

        As a result of the restatement of our quarterly results for the first three quarters of 2002 we could become subject to additional shareholder derivative class actions or other securities litigation. In addition, federal, state or local regulatory agencies, such as the SEC, FERC, state public utilities commissions, and/or the New York Stock Exchange, could commence a formal investigation relating to the restatement of our quarterly results. In April 2003, the SEC notified NorthWestern that it is conducting an informal inquiry relating to questions regarding the restatements and other accounting and financial reporting matters. We are cooperating fully with the SEC's informal inquiry and have provided requested information as expeditiously as possible. Other than the informal SEC inquiry, as of the date hereof, we are not aware of any additional litigation or inquiry or investigation having been commenced against us related to these matters, but we cannot predict whether or not any such litigation or regulatory inquiry or investigation will be commenced or, if it is, the outcome of any such litigation or regulatory inquiry or investigation. If any such inquiry or investigation were to result in a regulatory proceeding or action against us, our business and financial condition could be harmed.

        The initiation of any additional securities litigation, together with the pending securities and shareholder derivative lawsuits described in this Quarterly Report, has had a material adverse affect on our business and financial condition. Until such inquiries, investigations, proceedings and litigation is resolved, it will be more difficult to raise additional capital or favorably refinance or restructure our debt or other obligations. If an unfavorable result occurred in any such action, our business and financial condition could be further harmed. In addition, we have incurred substantial expenses and are likely to incur additional substantial expenses in connection with such litigation and regulatory inquiries and investigations, including substantial fees for attorneys and other professional advisors. We may also be obligated to indemnify officers and directors named as defendants in such action. These expenses, to the extent not covered by available insurance, have and will continue to adversely affect our cash position.

If the MPSC disallows the recovery of the costs incurred in entering into default supply portfolio contracts while we are required to act as the "default supplier," we may not be able to fully recover the costs incurred in procuring default supply contracts, which could adversely affect our net income and financial condition.

        The 1997 Montana Restructuring Act, updated by House Bill 509 in 2003, provides that certain customers be able to choose their electricity supplier during a transition period ending on June 30, 2027. NorthWestern Energy is required to act as the "default supplier" for customers who have not chosen an alternate supplier. The Restructuring Act provides for full recovery of prudently incurred costs for procuring a default supply portfolio of electric power. The default supplier was required to propose a "cost recovery mechanism" for electrical supply procurement costs before March 30, 2002. On April 25, 2002, the MPSC approved NorthWestern Energy LLC's proposed "cost recovery mechanism". Annual filings under this mechanism will address the recovery and tracking of all future electric default supply costs.

        On June 21, 2002, the MPSC issued a final order approving contracts meeting approximately 60% of the default supply winter peak load and approximately 93% of the annual energy requirements. As a result of the order, NorthWestern Energy has implemented a procurement strategy that involves supplying the remainder of the default supply portfolio through open market purchases. Currently, NorthWestern Energy is making short-term purchases to fill intermediate and peak electricity needs. These short-term purchases, along with the MPSC approved base load supply, are being fully recovered through our annual electricity cost tracking process pursuant to which rates are based on estimated electricity loads and electricity costs for the upcoming tracking period and are annually reviewed and adjusted by the MPSC for any differences in the previous tracking year's estimates to actual information. This process is similar to the cost recovery process that has been utilized for more than 20 years in Montana, South Dakota and other states for natural gas purchases for residential and commercial customers. The MPSC further stated that NorthWestern Energy has an ongoing responsibility to prudently administer its supply contracts and the energy procured pursuant to those contracts for the benefit of ratepayers. The MPSC could, in any particular year, disallow the recovery of a portion of the default supply costs if it makes a determination that NorthWestern Energy acted imprudently with respect to implementation of its open market purchase strategy or that the approved supply contracts were not prudently administered. A failure to recover such costs could adversely affect our net income and financial condition. On July 3, 2003, the MPSC issued an order disallowing the recovery of $6.2 million in gas supply costs. The MPSC also granted an interim order on July 3, 2003 for the projected gas cost adjusted for a portion of the gas portfolio at a fixed price of $3.50 per Mmbtu as opposed to the market price submitted in the original filing, which was higher. Assuming our average forecast price over the next twelve months occurs, the disallowance on the volumes at the imputed price compared to market price would be approximately $6 million for the period July 1, 2003, through June 30, 2004.

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

        Our utility businesses are regulated by certain state commissions, including as of May 30, 2003, the Nebraska Public Service Commission, with regard to our natural gas businesses in that state. As a result, these commissions have the ability to review the regulated utility's books and records. This ability to review our books and records could result in prospective negative adjustments to our rates.

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

        Montana law required the MPSC determine the value of net unmitigable transition costs associated with the transformation of the former The Montana Power Company utility business from a vertically integrated electric service company to a utility providing only default supply and transmission and distribution services. The MPSC was also obligated to set a competitive transition charge, or CTC, to be included in distribution rates to collect those net transition costs. The majority of these transition costs relate to out-of-market power purchase contracts, which run through 2032, that the former owner of NorthWestern Energy L.L.C. was required to enter into with certain "qualifying facilities" as established under the Public Utility Regulatory Policies Act of 1978. The former owner of NorthWestern Energy L.L.C. estimated the pretax net present value of its transition costs over the approximate 30-year period to be approximately $304.7 million in a filing with the MPSC on October 29, 2001. On January 31, 2002, the MPSC issued an Order establishing a CTC that would recover $244.7 million on a net present value basis. While the CTC is designed to adjust and compensate for future changes in sales volumes or other factors affecting actual cost recoveries, the CTC runs through the year 2029, and therefore, we cannot predict with certainty the actual recovery of transition costs. Changes in the recovery of transition costs could affect our net income and financial condition.

Recent downgrades in our credit rating have negatively affected our ability to access capital; failure to improve our credit ratings or additional downgrades will negatively affect our ability to access capital further.

        S&P, Moody's and Fitch recently downgraded their ratings on our senior, unsecured debt to "CC", "Ca" with a negative outlook and "CCC" with a Rating Watch Negative respectively. Credit ratings are dependent on a number of quantitative and qualitative factors. Although we are not aware of any current plans of S&P, Moody's or Fitch to further lower their respective ratings on our debt, we cannot assure you that our credit ratings will not be downgraded if we do not reduce our leverage and improve our liquidity position. Also, S&P, Moody's and Fitch have publicly stated that their negative outlook reflects our high debt burden, poor coverage ratios and potential for further deterioration but also the potential coercive exchange of debt for equity and that if we pursue a forced debt for equity swap, debt ratings will be lowered further. Although none of our debt instruments contain acceleration and repayment provisions in the event of a downgrade in our debt ratings by S&P, Moody's or Fitch, if such a downgrade were to occur, our ability to access the capital markets and utilize trade credit may be adversely affected, and our borrowing costs would increase which would adversely impact our results and condition. We may also be required to provide credit support for certain major purchases (e.g., electricity supply contracts, natural gas supply contracts, etc.). In addition, we would likely be required to pay a higher interest rate in future financings, and our potential pool of investors and funding sources could decrease.

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

        Our electric and gas utility business and, to a lesser extent, Blue Dot's HVAC business are seasonal businesses, and weather patterns can have a material impact on their operating performance. Demand for electricity is often greater in the summer and winter months associated with cooling and heating. Because natural gas is heavily used for residential and commercial heating, the demand for this product depends heavily upon weather patterns throughout our market areas, and a significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Similarly, Blue Dot's business is subject to seasonal variations in certain areas of its service lines, with demand for residential HVAC services generally higher in the second and third quarters. Accordingly, our operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer. In the event that we experience unusually mild winters or summers in the future, our results of operations and financial condition could be adversely affected. In addition, exceptionally hot summer weather could add significantly to working capital needs to fund higher than normal power purchases to meet customer demand for electricity.

There are a number of business challenges Expanets must address during 2003. If Expanets is not able to resolve these issues effectively, its performance will continue to be adversely affected.

        Expanets is faced with a number of business challenges that it must address in 2003, including:

  •
  The downturn in the economy has impacted the telecommunications sector; Expanets continues to see a soft market for the communications and Information Technology product industry.

  •
  Maintenance of its relationship with Avaya as currently structured; a change in its relationship with Avaya or a change in Avaya's competitive position could adversely affect Expanets' performance. Expanets receives certain payments from Avaya pursuant to a maintenance fee agreement, which is calculated based on Avaya's maintenance contract customer base and is adjusted downward annually April 1 by a predetermined erosion factor. Monthly payments are based on estimated experience, and a true-up payment is made annually based on Avaya's actual experience. As part of Expanets recent settlement with Avaya, both parties mutually agreed to have an independent party audit the contract years ending March 2003 and 2002. This audit is in the preliminary stages and until it is completed, Avaya will continue making monthly payments to Expanets as scheduled. The results of this audit may require that Expanets reimburse Avaya and/or that future payments from Avaya should be revised. Until such audit is completed, Expanets will recognize revenue based on an estimated erosion factor, and therefore a portion of each monthly payment received from Avaya since April 2003 has been deferred, pending completion of the audit.

  •
  Resolution of negative customer satisfaction issues stemming from the performance deficiencies and billing inaccuracies of the EXPERT system; continued identification and resolution of the numerous performance and reporting deficiencies of the EXPERT system; and additional improvement of the EXPERT system to fully realize intended functionality. Expanets currently does not have enough capital resources to make improvements or address issues with respect to the EXPERT system as rapidly as they desire or as may be necessary.

  •
  Claims and threatened claims for wrongful dismissal as a result of the recent elimination of positions and personnel.

        Further delays in resolving performance issues of the EXPERT system and the costs of system repairs, or the delays and costs of adopting an alternative information management system, together with the other business challenges faced by Expanets, could have an adverse effect on Expanets' internal controls, financial reporting processes, operations and cash flow and could impede NorthWestern's efforts to pursue strategic alternatives for Expanets, including the sale or disposition of the business or its assets.

Our decision to sell Blue Dot and Expanets and the fact that we do not intend to make additional investments in, Blue Dot or Expanets, together with other liquidity issues confronting Blue Dot and Expanets, has materially and adversely affected the operations and value of those entities.

        Each of Blue Dot and Expanets has limited cash to meet its obligations and each faces liquidity concerns in the near term. We have previously announced that we will not provide additional funding to either entity. Each of Blue Dot and Expanets will have to locate its own independent source of funds should it require additional financing. If either company is unable to obtain necessary financing or to maintain adequate bonding capacity, it will result in a serious disruption in its business and materially and adversely impair its value. Neither of those companies may have sufficient working capital to satisfy its debt obligations as they mature or in the event of an acceleration of all or a significant portion of its outstanding indebtedness. The liquidity issues faced by Expanets and Blue Dot, together with our stated intention to sell these entities in connection with our turnaround plan, will make it difficult to sell these entities at a favorable price.

        In addition, substantial uncertainty and concern may also develop on the part of the employees, suppliers and customers of Blue Dot and Expanets. Existing employees, including key managers, and customers may elect to leave those businesses because of these issues or in anticipation of a sale of the business or its assets, and it may be difficult to attract replacements. In some cases we may not have non-competition agreements or only limited ability to enforce such agreements with respect to such departing employees. Certain key employees of Blue Dot may, in particular, be dissatisfied because of the deferrals of certain incentive compensation payments. Suppliers may elect to eliminate, restrict, reduce or impose more burdensome terms on credit, which would increase Blue Dot's and Expanets' cost of goods and create additional liquidity issues.

Changes in commodity prices and availability of supply may increase our cost of producing and distributing electricity and distributing natural gas or decrease the amount we receive from selling electricity and natural gas, adversely affecting our financial performance and condition.

        Our wholesale costs for electricity and natural gas are recovered through various pass-through mechanisms in each of the states we serve. These pass through or cost tracking mechanisms are set based on varying prospective or historic averages, so a rapid increase in supply costs would not be immediately reflected in rates.

        Also, to the extent not covered by long-term fixed price purchase contracts, we are exposed to changes in the price and availability of coal because most of our generating capacity is coal-fired. Changes in the cost of coal and changes in the relationship between those costs and the market prices of power may affect our financial results. In addition, natural gas and electricity are commodities; the market price of which can be subject to volatile changes in response to changes in crude oil markets, refinery operations, fuel supply, power plant outages, weather conditions, market supply and prices or other market conditions.

        In addition, state regulatory authorities set the rates at which we sell electricity and natural gas, and may modify the costs that we may pass through cost adjustments. As a result, we may not be able to immediately pass on to our retail customers rapid increases in our energy supply costs, which could further reduce our liquidity. For example, an increase in natural gas costs of 50 cents per MMbtu could result in additional expenses ranging from $0.8 million per month in the summer to $2.5 million per month in the winter. Since a majority of our electric costs are covered by fixed price contracts, an increase in wholesale prices of $1 per MWH are estimated to increase costs by approximately $125,000 to $150,000 per month.

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

        Consistent with our turnaround plan to liquidity and reduce debt, the Board of Directors decided to terminate the historical practice of paying an annual cash dividend. We do not anticipate paying any cash dividends for the foreseeable future.

        In addition, we are currently prohibited from paying dividends on our common stock under Delaware law. The Delaware General Corporation Law, or the DGCL, allows us to pay dividends only out of our surplus (as defined and computed in accordance with the provisions of the DGCL) or if we have no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. We will be unable to pay dividends on or redeem any of our capital stock until such time as we again have available surplus or net profits.

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

        We have established four wholly owned, special-purpose business trusts, NWPS Capital Financing I, NorthWestern Capital Financing I, NorthWestern Capital Financing II and NorthWestern Capital Financing III, to issue common and preferred securities and hold subordinated debentures that we issue, and The Montana Power Company established Montana Power Capital I (Trust) as a wholly owned business trust to issue common and preferred securities and hold subordinated debentures that it issued. We assumed the obligations of The Montana Power Company under the subordinated debentures that it issued to Montana Power Capital I November 15, 2002. The sole assets of these trusts are the investments in subordinated debentures, which are interest bearing. We have the right, on one or more occasions, to defer interest payments in the subordinated debentures for up to 20 consecutive quarterly periods unless a default under the subordinated debentures has occurred and is continuing. In May 2003, our Board of Directors elected to defer payment of distributions indefinitely. During such period of deferral of interest payments on the subordinated debentures, cash distributions on our trust preferred securities will also be deferred. During any deferral period we will not, with some exceptions, be permitted to pay any dividends or distributions in respect of our capital stock.

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

        Environmental laws and regulations require us to incur certain costs, which could be substantial, to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment. Governmental regulations establishing environmental protection standards are continually evolving, and, therefore, the character, scope, cost and availability of the measures we may be required to take to ensure compliance with evolving laws or regulations cannot be predicted. However, we believe that an appropriate amount of costs have been accrued and potential costs related to such environmental regulation and cleanup requirements are timely estimated and recorded. To this extent that our environmental liabilities are greater than our reserves or we are unsuccessful in recovering anticipated insurance proceeds under the relevant policies, our results of operations and financial condition could be adversely affected.

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

        In 2004, Expanets will be required to repay its outstanding borrowings from Avaya, which currently total $27.1 million. We have no intention of providing additional funds to Expanets, and are prohibited by the MPSC from making advances of more than $10 million in the aggregate to our non-regulated businesses without their prior consent. If we are unable to sell Expanets in a transaction that includes a release of this obligation to Avaya, we may not have sufficient funds to satisfy this obligation. A default under this obligation could result in a default under our various credit agreements.

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

  Interest Rate Risk

        We use fixed and variable rate long-term debt to partially finance capital expenditures and mandatory debt retirements. These debt agreements expose us to market risk related to changes in interest rates. We manage this risk by taking advantage of market conditions when timing the placement of long-term or permanent financing. We have historically used interest rate swap agreements to manage a portion of out interest rate risk and may take advantage of such agreements in the future to minimize such risk. As of June 30, 2003, we also have outstanding 14,810,000 shares of mandatorily redeemable preferred securities with various fixed interest rates. All of our debt has fixed interest rates, with the exception of our new senior secured term loan which bears interest at a variable rate tied to the Eurodollar rate, with a minimum floor of 3.0%. As of August 7, 2003, the applicable Eurodollar rate was 1.11%.

  Commodity Price Risk

        We have no derivative contracts outstanding at June 30, 2003, however, we have an obligation for physical delivery of 123,200 MWh of electricity during July at $50 per MWh. At June 30, 2003, based on the market value of electricity, we have an estimated liability of $123,200 related to this obligation. The fair value of fixed-price commodity contracts is estimated based on market prices of commodities covered by the contracts. The net differential between the prices in each contract and market prices for future periods has been applied to the volumes stipulated in each contract to arrive at an estimated future value.

ITEM 4. CONTROLS AND PROCEDURES

        (a)   We carried out an evaluation as of June 30, 2003, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). As a result of this review and evaluation, our Chief Executive Officer and Chief Financial Officer determined that, although improvements have been made since the beginning of the calendar quarter, our internal controls continue to require our attention and additional efforts in order to meet our expectations and goals.

        We advised the Audit Committee of our Board of Directors that we continue to experience deficiencies in internal controls relating to:

  •
  the evaluation of appropriate reserves for accounts receivable and billing adjustments specifically at Expanets;

  •
  timely evaluation and substantiation of material account balances;

  •
  supervision, staffing and training of accounting personnel.

        Our independent auditors previously advised the Audit Committee in the course of preparing our year-end 2002 financial statements and in undergoing our 2002 audit that these internal control deficiencies constitute reportable conditions and, collectively, a material weakness as defined in Statement on Auditing Standards No. 60.

        With the assistance of our advisors, we continue to evaluate methods to improve our internal controls and procedures. We have taken or plan to take corrective actions, such as the following, as necessary:

  •
  Retained outside legal counsel and a consulting firm to evaluate our existing internal controls and disclosure controls and make suggestions for improvements;

  •
  Hired a Vice President-Audit and Controls, reporting directly to our chief executive officer, to monitor and review our internal controls at NorthWestern Corporation and its utility division, NorthWestern Energy;

  •
  Improving the communication to all employees of our corporate code of conduct in a form and content complying with the Sarbanes-Oxley Act;

  •
  Further refinement of manual reconciliations, data tracking and reporting at Expanets until EXPERT system enhancements and improvements can be developed and installed;

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

  •
  Improvements made to strengthen the base control environment including:

  •
  Establishment of weekly senior management meetings and cash review meetings;

  •
  Defined strategic initiatives: company objectives, core values, management guidelines and employee conduct guidelines; and

  •
  Issued revised capital and expense approval levels;

  •
  Implementation of a project to improve internal controls in order to enhance the integrity of financial reporting; and

  •
  Performance evaluations of all members of our internal financial staff and, if deemed necessary, the taking of prompt disciplinary action as well as other appropriate action regarding our employees so as to strengthen compliance with our Sarbanes-Oxley compliance procedures.

        We have also performed substantial additional procedures designed to ensure that these disclosure and internal control deficiencies did not result in material misstatements in our consolidated financial statements contained in this Quarterly Report and do not result in material misstatements in our future consolidated financial results.

        (b)   Other than as described above, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we carried out our evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We, and certain of our present and former officers and directors, were named as defendants in numerous complaints purporting to be class actions which were filed in the United States District Court for the District of South Dakota, Southern Division, alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints contained varying allegations, including that the defendants misrepresented and omitted material facts with respect to our 2000, 2001, and 2002 financial results and operations included in its filings with the SEC, press releases, and registration statements and prospectuses disseminated in connection with certain offerings of debt, equity, and trust preferred securities. The complaints seek unspecified compensatory damages, rescission, and attorneys' fees and costs as well as accountants' and experts' fees. In June 2003, the complaints were consolidated in the United States District Court for the District of South Dakota and given the caption In re NorthWestern Corporation Securities Litigation, Case No. 03-4049, and Carpenters Pension Trust for Southern California, Oppenheim Investment Management, LLC, and Richard C. Slump were named as co-lead plaintiffs (the "Lead Plaintiffs"). In July 2003, the Lead Plaintiffs filed a consolidated amended class action complaint naming NorthWestern, NorthWestern Capital Financing II and III, Blue Dot, Expanets, certain of our present and former officers and directors, along with a number of investment banks that participated in the securities offerings. The amended complaint makes many of the same allegations as the pre-consolidated complaints, including that the defendants misrepresented and omitted material facts concerning the business operations and financial performance of NorthWestern, Expanets, Blue Dot and CornerStone, overstated NorthWestern's revenues and earnings by, among other things, maintaining insufficient reserves for accounts receivable at Expanets, failing to disclose billing problems and lapses and data conversion problems, failing to make full disclosures of problems (including the billing and data conversion issues) arising from the implementation of Expanets' EXPERT system, concealing losses at Expanets and Blue Dot by improperly allocating losses to minority interest shareholders, maintaining insufficient internal controls, and profiting from improper related-party transactions. We, and certain of our present and former officers and directors, were also named as defendants in two complaints purporting to be class actions which were filed in the United States District Court for the Southern District of New York, entitled Sanford & Beatrice Golman Family Trust, et al. v. NorthWestern Corp., et al., Case No. 03CV3223, and Arthur Laufer v. Merle Lewis, et al., Case No. 03CV3716, which were brought on behalf of the purchasers of our 7.20%, 8.25%, and 8.10% trust preferred securities which were offered and sold pursuant to our registration statement on Form S-3 filed on July 12, 1999. The plaintiffs' claims are based on similar allegations of material misrepresentations and omissions of fact relating to the registration statement in violation of Sections 11 and 12 of the Securities Act of 1933 and they seek unspecified compensatory damages, rescission and attorneys', accountants' and experts' fees. In July 2003, Arthur Laufer v. Merle Lewis, et al. was transferred to the District of South Dakota and consolidated with the consolidated actions pending in that court. We intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

        Certain of our present and former officers and directors and NorthWestern, as a nominal defendant, have been named in two shareholder derivative actions commenced in the United States District Court for the District of South Dakota, Southern Division, entitled Deryl Lusty, et al. v. Richard R. Hylland, et al., Case No. CIV034091 and Jerald and Betty Stewart, et al. v. Richard R. Hylland, et al., Case No. CIV034114. These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal shareholder suits. The plaintiffs seek unspecified compensatory damages, restitution of improper salaries, insider trading profits and payments from NorthWestern, and disgorgement under the Sarbanes Oxley Act of 2002. In July 2003, the complaints were consolidated in the United States District Court for the District of South Dakota and given the caption In re NorthWestern Corporation Derivative Litigation, Case No. 03-4091. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

        In April 2003, the SEC notified NorthWestern that it is conducting an informal inquiry relating to questions regarding the restatements and other accounting and financial reporting matters. We are cooperating fully with the SEC's informal inquiry and have provided requested information as expeditiously as possible. Other than the informal SEC inquiry, as of the date hereof, we are not aware of any additional litigation or inquiry or investigation having been commenced against us related to these matters, but we cannot predict whether or not any such litigation or regulatory inquiry or investigation will be commenced or, if it is, the outcome of any such litigation or regulatory inquiry or investigation.

        We are one of several defendants in a class action lawsuit entitled McGreevey, et al. v. The Montana Power Company, et al., now pending in federal court in Montana. The lawsuit, which was filed by the former shareholders of The Montana Power Company (most of whom became shareholders of Touch America Holdings, Inc. as a result of a corporate reorganization of The Montana Power Company), claims that the disposition of various generating and energy-related assets by The Montana Power Company were void because of the failure to obtain shareholder approval for the transactions. Plaintiffs thus seek to reverse those transactions, or receive fair value for their stock as of late 2001, when plaintiffs claim shareholder approval should have been sought. NorthWestern Corporation is named as a defendant due to the fact that we purchased Montana Power LLC, which plaintiffs claim is a successor to The Montana Power Company. Due to the recent filing by Touch America Holdings, Inc. for bankruptcy protection, the defendants removed the case to federal court, where it now is pending. We intend to vigorously defend against this lawsuit. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition.

        We are also one of several defendants in a class action lawsuit entitled In Re Touch America ERISA Litigation, which is currently pending in federal court in Montana. The lawsuit was filed by participants in the former Montana Power Company retirement savings plan and alleges that there was a breach of fiduciary duty in connection with the employee stock ownership aspects of the plan. The federal court has recently entered orders indefinitely staying the ERISA litigation because of Touch America Holdings Inc.'s bankruptcy filing. We intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition.

        We, and certain of our present and former officers and directors, were named as defendants in certain complaints filed against CornerStone Propane Partners LP, and other defendants purporting to be class actions filed in the United States District Court for the Northern District of California by purchasers of units of CornerStone Propane Partners alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Through November 1, 2002, we held an economic equity interest in a subsidiary that serves as the managing general partner of CornerStone Propane Partners, L.P. Certain present and former officers and directors of NorthWestern who are named as defendants in certain of these actions have also been sued in their capacities as directors of the managing general partner. These complaints allege that defendants sold units of CornerStone Propane Partners based upon false and misleading statements and failed to disclose material information about CornerStone Propane Partners' financial condition and future prospects, including overpayment for acquisitions, overstating earnings and net income, and that it lacked adequate internal controls. The plaintiffs seek compensatory damages, prejudgment and post judgment interest and costs, injunctive relief, and other relief. We intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition.

        Certain of our present and former officers and directors, and CornerStone Propane Partners, L.P., as a nominal defendant, are among other defendants named in two derivative actions commenced in the Superior Court for the State of California, County of Santa Cruz, entitled Adelaide Andrews v. Keith G. Baxter, et al., Case No. CV146662 and Ralph Tyndall v. Keith G. Baxter, et al., Case No. CV146661. These derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal unitholder suits. The plaintiffs seek unspecified compensatory damages, treble damages pursuant to the California Corporations Code, injunctive relief, restitution, disgorgement, costs, and other relief. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

        On April 30, 2003, Mr. Richard Hylland filed a demand for arbitration of contract claims under his employment agreement, as well as tort claims for defamation, infliction of emotional distress and tortuous interference and a claim for punitive damages. Mr. Hylland is seeking relief in an amount of $25 million, plus interest, attorney's fees, costs, and punitive damages. We dispute Mr. Hylland's claims and intend to vigorously defend the arbitration. On May 8, 2003, we reported that the Special Committee of the Board formed to evaluate Mr. Hylland's performance and conduct in connection with the management of NorthWestern and its subsidiaries had completed its evaluation. Mr. Hylland is the former President and Chief Operating Officer of NorthWestern. Based on the recommendations of the Special Committee, on May 6, 2003, the Board determined that Mr. Hylland's performance and conduct as President and Chief Operating Officer warranted termination under his employment contract.

        We are also subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

ITEM 5. OTHER INFORMATION

        Our Board of Directors has established August 26, 2003 at 2:00 pm CDT as the time for the annual meeting of shareholders. A proxy statement related to the annual meeting was mailed to all shareholders of common stock as of the record date of June 27, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    Exhibit 31.1—Certification of chief executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

    Exhibit 31.2—Certification of chief financial officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

    Exhibit 32.1—Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    Exhibit 32.2—Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K

  We filed a Current Report on Form 8-K with the SEC on April 1, 2003, to furnish pursuant to Item 12 of the Report a press release containing material information regarding our results of operations and financial condition for the fiscal year ended December 31, 2002, including projected charges and expected net losses on common stock.

  We filed a Current Report on Form 8-K with the SEC on April 16, 2003, to disclose under Item 5 of the Report a press release discussing results for the fourth quarter of 2002 and for the full year of 2002. The press release also discussed the restatement of our quarterly results for the first three fiscal quarters of 2002 and provided an update on our turnaround plan.

  We filed a Current Report on Form 8-K with the SEC on April 30, 2003, to disclose under Item 5 of the Report a press release announcing that Richard R. Hylland had resigned as President and Chief Operating Officer.

  We filed a Current Report on Form 8-K with the SEC on May 1, 2003, to disclose under Item 5 of the Report a press release announcing that Richard R. Hylland had resigned from the board of directors.

  We filed a Current Report on Form 8-K with the SEC on May 5, 2003, to disclose under Item 5 of the Report a press release announcing that John Charters, the chief executive officer of Expanets, Inc., had been placed on paid administrative leave and that Rick Fresia was no longer Expanets' executive vice-president and chief financial officer.

  We filed a Current Report on Form 8-K with the SEC on May 8, 2003, to disclose under Item 5 of the Report a press release announcing that Lawrence J. Ramaekers had been elected to fill a vacant spot on the board of directors as a Class III director.

  We filed a Current Report on Form 8-K with the SEC on May 8, 2003, to disclose under Item 5 of the Report that the Special Committee of the board formed to evaluate Richard R. Hylland's performance and conduct in connection with management of the company and its subsidiaries had completed its evaluation. Based on the recommendations of the Special Committee, the board terminated Mr. Hylland's employment contract on May 6, 2003.

  We filed a Current Report on Form 8-K with the SEC on May 15, 2003, to disclose under Item 5 of the Report a press release discussing results for the first quarter of 2003 and providing an update of the turnaround plan.

  We filed a Current Report on Form 8-K with the SEC on May 27, 2003, to disclose under Item 5 of the Report a press release announcing that the board of directors had elected to defer interest payments on the subordinated debentures of all series of the company's trust preferred securities and, as a result, cash distributions on all series of the trust preferred securities issued by our affiliated trusts have been deferred.

  We filed a Current Report on Form 8-K with the SEC on June 13, 2003, to disclose under Item 5 of the Report a press release announcing that Expanets had closed on a two-year, $25 million secured line of credit from Congress Financial.

  We filed a Current Report on Form 8-K with the SEC on July 1, 2003, to disclose under Item 5 of the Report a press release announcing that the company had closed on the sale of its One Call Locators, Ltd. subsidiary.

  We filed a Current Report on Form 8-K with the SEC on August 7, 2003, to disclose under Item 5 of the Report a press release announcing that Institutional Shareholder Services has recommended that common shareholders vote their proxy for Proposal 1: "Amendment and Restatement of the Restated Certificate of Incorporation," as described in our Definitive Proxy Statement filed with the Securities and Exchange Commission on July 17, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWESTERN CORPORATION
Date: August 14, 2003	By:	/s/ KIPP D. ORME Kipp D. Orme Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

QuickLinks

NORTHWESTERN CORPORATION FORM 10-Q INDEX
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART 1. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
NORTHWESTERN CORPORATION CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands, except per share amounts)
NORTHWESTERN CORPORATION CONSOLIDATED STATEMENTS OF LOSS (Unaudited) (in thousands, except per share amounts)
NORTHWESTERN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX