Form 10-Q
period 2003-09-30
NORTHWESTERN CORP
filed 2003-11-14
CIK 73088

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
or
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

Common Stock, Par Value $1.75
37,680,095 outstanding at November 14, 2003

NORTHWESTERN CORPORATION
FORM 10-Q

INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        On one or more occasions, we may make statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts, included or incorporated by reference herein relating to management's current expectations of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. On September 14, 2003, NorthWestern Corporation filed a voluntary petition for relief under the provisions of Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Our subsidiaries, including Expanets Inc. and Blue Dot Services, Inc., are not party to the Chapter 11 case.

        Words or phrases such as "anticipates," "may," "will," "should," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "targets," "will likely result," "will continue" or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include but are not limited to:

  (i)
  our common equity and our trust preferred securities will likely be restructured in a manner that will eliminate or very substantially reduce any remaining value. We have previously stated that the planned sale of non-core assets, including Expanets and Blue Dot, is not expected to change our view that our common stock has no value. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any of our liabilities and/or securities;

  (ii)
  our ability to successfully develop, prosecute, confirm and consummate a plan of reorganization, emerge from bankruptcy as a going concern and avoid liquidation under the U.S. Bankruptcy Code;

  (iii)
  risks associated with third parties seeking and obtaining Bankruptcy Court approval to terminate or shorten the exclusivity period that we have to propose and confirm a plan of reorganization, for the appointment of a Chapter 11 trustee or to convert the case to a Chapter 7 case;

  (iv)
  our ability to operate pursuant to the terms of the $100 million debtor-in-possession financing facility arranged by the company with Bank One, N.A. (the DIP Facility) and other financing and contractual arrangements;

  (v)
  our ability to obtain Bankruptcy Court approval with respect to material motions in the Chapter 11 proceeding from time to time;

  (vi)
  our ability to obtain the support of the official committee of unsecured creditors and other stakeholders of the company for a plan of reorganization, which may be difficult in light of our likely inability to preserve any material value in our common equity and our trust preferred securities, or satisfy a material amount of our current unsecured debt, in a plan of reorganization;

  (vii)
  our ability to offset the negative effects that the filing for reorganization under Chapter 11 has had, or may have, on our business, management and employees including constraints placed on available capital;

  (viii)
  our ability to obtain and maintain normal terms with vendors and service providers;

  (ix)
  our ability to maintain contracts, including leases, that are critical to our operations;

  (x)
  the potential adverse impact of the Chapter 11 case on our liquidity or results of operations;

  (xi)
  our ability to develop a long-term strategy and our ability to fund and execute our business plan;

  (xii)
  our ability to avoid or mitigate material uninsured monetary judgments, or other adverse judgments, against us in (1) the shareholder class action lawsuit relating to the disposition of the generating and energy-related assets by The Montana Power Company, excluding our acquisition of the electric and natural gas transmission and distribution business formerly held by The Montana Power Company, together with ERISA litigation regarding The Montana Power Company ESOP and 401(k) plan and (2) existing shareholder and derivative litigation or in any additional litigation and regulatory action, including the possible initiation by the SEC of a formal investigation, in connection with the restatement of our 2002 quarterly financial statements, the resolution of which could have a material adverse affect on our financial condition or our ability to timely confirm a plan of reorganization;

  (xiii)
  our ability to consummate the sale of Expanets' assets, Blue Dot's sale of its businesses and the sale of other material non-core assets;

  (xiv)
  the instructions, orders and decisions of the bankruptcy court and cost and other effects of legal and administrative proceedings, settlements, investigation and claims;

General Factors

  (xv)
  our ability to fully address and correct inadequacies or material weaknesses in our internal controls and to thereafter maintain an effective internal controls structure;

  (xvi)
  our ability to attract, motivate and/or retain key employees;

  (xvii)
  potential additional adverse federal, state, or local legislation or regulation or adverse determinations by regulators, including the recent final order of the Montana Public Service Commission (MPSC) disallowing the recovery of $6.2 million of natural gas costs we incurred during the past year, and an interim order fixing the recovery price during the next year, which has had and could continue to have a material adverse affect on our liquidity, results of operations and financial condition;

  (xviii)
  unscheduled generation outages, maintenance or repairs which may reduce revenues or may require additional capital expenditures or other increased operating costs;

  (xix)
  unanticipated changes in commodity prices or in fuel supply costs or availability due to higher demand, shortages, weather conditions, transportation problems or other developments, in combination with reduced availability of trade credit, may reduce revenues or may increase operating costs, each of which would adversely affect our liquidity;

  (xx)
  increases in interest rates will increase our cost of borrowing;

  (xxi)
  adverse changes in general economic and competitive conditions in our service territories; and

  (xxii)
  certain other business uncertainties related to the occurrence of natural disasters, war, hostilities and the threat of terrorist actions.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHWESTERN CORPORATION, A DEBTOR-IN-POSSESSION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	September 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$28,196	$26,554
Restricted cash	46,673	28,039
Accounts receivable, net	90,753	91,807
Inventories	35,866	25,907
Regulatory assets	10,221	15,430
Other	87,132	53,971
Assets held for sale	30,000	42,665
Current assets of discontinued operations	226,732	275,549

Total current assets	555,573	559,922
Property, Plant, and Equipment, Net	1,237,553	1,238,050
Goodwill	375,798	375,798
Other:
Investments	12,146	85,236
Regulatory assets	198,821	201,075
Other	65,044	51,438
Noncurrent assets of discontinued operations	98,635	164,970

Total assets	$2,543,570	$2,676,489

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities Not Subject to Compromise
Current Liabilities:
Current maturities of long-term debt	$920,890	$25,909
Accounts payable	34,713	49,704
Accrued expenses	116,150	162,524
Regulatory liabilities	4,204	32,236
Current liabilities of discontinued operations	218,821	243,551

Total current liabilities	1,294,778	513,924
Long-term Debt	—	1,642,522
Deferred Income Taxes	8,601	202
Noncurrent Regulatory Liabilities	31,642	35,002
Other Noncurrent Liabilities	239,125	487,163
Noncurrent Liabilities and Minority Interests of Discontinued Operations	17,720	83,003

Total liabilities not subject to compromise	1,591,866	2,761,816
Liabilities Subject to Compromise
Financing Debt	865,000	—
Trade Creditors	277,793	—
Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts	365,550	—

Total liabilities subject to compromise	1,508,343	—

Total liabilities	3,100,209	2,761,816
Minority Interests	—	500
Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts	—	370,250
Shareholders' Deficit:
Common stock, par value $1.75; authorized 50,000,000 shares; issued and outstanding 37,680,095 and 37,396,762	65,940	65,444
Paid-in capital	301,348	304,781
Treasury stock, at cost	—	(3,560)
Retained deficit	(919,235)	(818,605)
Accumulated other comprehensive loss	(4,692)	(4,137)

Total shareholders' deficit	(556,639)	(456,077)

Total liabilities and shareholders' deficit	$2,543,570	$2,676,489

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION, A DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
OPERATING REVENUES	$235,388	$184,265	$759,640	$537,772
COST OF SALES	121,086	70,687	405,543	221,085

GROSS MARGIN	114,302	113,578	354,097	316,687

OPERATING EXPENSES
Operating, general and administrative	78,653	66,401	226,826	174,038
Impairment on assets held for sale	—	—	12,399	—
Depreciation	17,948	16,589	52,803	46,265
Reorganization professional fees and expenses	174	—	174	—

TOTAL OPERATING EXPENSES	96,775	82,990	292,202	220,303

OPERATING INCOME	17,527	30,588	61,895	96,384
Interest Expense (contractual interest of $48,026 and $129,207 for the three and nine months ended 9/30/2003)	(44,854)	(33,585)	(126,035)	(82,769)
Gain (Loss) on Debt Extinguishment	3,300	—	3,300	(20,688)
Investment Income and Other	(7,306)	1,063	(6,151)	(914)

Income (Loss) From Continuing Operations Before Income Taxes	(31,333)	(1,934)	(66,991)	(7,987)
Benefit (Provision) for Income Taxes	1,646	(1,500)	1,145	4,281

Income (Loss) from Continuing Operations	(29,687)	(3,434)	(65,846)	(3,706)
Discontinued Operations, Net of Taxes and Minority Interests	(23,053)	(51,927)	(19,839)	(111,678)

Net Loss	(52,740)	(55,361)	(85,685)	(115,384)
Minority Interests on Preferred Securities of Subsidiary Trusts	—	(7,474)	(14,945)	(21,173)
Dividends on Preferred Stock	—	(295)	—	(391)

Loss on Common Stock	$(52,740)	$(63,130)	$(100,630)	$(136,948)

Average Common Shares Outstanding	37,397	27,397	37,397	27,397
Earnings (Loss) per Average Common Share:
Continuing operations	$(0.79)	$(0.40)	$(2.16)	$(0.92)
Discontinued operations	(0.62)	(1.90)	(0.53)	(4.08)

Basic	$(1.41)	$(2.30)	$(2.69)	$(5.00)

Diluted Earnings (Loss) per Average Common Share:
Continuing operations	$(0.79)	$(0.40)	$(2.16)	$(0.92)
Discontinued operations	(0.62)	(1.90)	(0.53)	(4.08)

Diluted	$(1.41)	$(2.30)	$(2.69)	$(5.00)

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION, A DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30
	2003	2002
Operating Activities:
Net Loss	$(85,685)	$(115,384)
Items not affecting cash:
Depreciation	52,803	46,265
Loss on discontinued operations	19,839	111,678
(Gain) Loss on debt extinguishment	(3,300)	20,688
Deferred income taxes	8,399	(9,053)
Impairment on assets held for sale	12,399	—
Impairment of note receivable	9,073	—
Changes in current assets and liabilities:
Restricted cash	(18,634)	(18,766)
Accounts receivable	1,054	30,926
Inventories	(9,959)	12,953
Other current assets	(33,161)	8,639
Accounts payable	(7,469)	(4,536)
Accrued expenses	24,150	31,674
Change in regulatory assets	7,463	1,391
Change in regulatory liabilities	(31,392)	(2,746)
Other, net	(50,320)	(34,861)

Cash flows provided by (used in) continuing operations	(104,740)	78,868
Change in net assets of discontinued operations	(1,303)	(211,921)

Cash flows used in operating activities	(106,043)	(133,053)

Investment Activities:
Property, plant and equipment additions	(52,693)	(48,936)
Proceeds from sale of assets	1,834	663
Purchase of investments	(43,300)	(12,641)
Proceeds from sale of investments	115,238	—
Acquisitions, net of cash received	—	(502,765)
Proceeds from sale of discontinued operation	6,800	—

Cash flows provided by (used in) investing activities	27,879	(563,679)

Financing Activities:
Dividends on common and preferred stock	—	(26,206)
Minority interest on preferred securities of subsidiary trusts	(9,721)	(21,173)
Issuance of long-term debt	396,938	719,118
Issuance of preferred securities of subsidiary trusts	—	117,750
Repayment of long-term debt	(24,986)	(158,687)
Line of credit (repayments) borrowings, net	(255,000)	99,000
Financing costs	(27,425)	(35,266)
Proceeds from termination of hedge	—	24,898

Cash flows provided by financing activities	79,806	719,434

Increase in Cash and Cash Equivalents	1,642	22,702
Cash and Cash Equivalents, beginning of period	26,554	5,619

Cash and Cash Equivalents, end of period	$28,196	$28,321

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income taxes	$(10,199)	$(16,325)
Interest	84,065	63,965
Reorganization professional fees and expenses	24	—
Non-cash transactions:
Debt and preferred securities of subsidiary trusts assumed in acquisition	$—	$511,104
Fair value of note receivable received in exchange for sale of discontinued operation	1,400	—
Assets acquired in exchange for debt	193	463
Discount on subordinated note	—	2,230

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Reference is made to Notes to Financial Statements
included in NorthWestern Corporation's Annual Report)

(1)   Management's Statement

        The consolidated financial statements for the interim periods included herein have been prepared by NorthWestern Corporation (the "Corporation", "Debtor" or "we"), a debtor-in-possession, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

        On September 14, 2003 (the "Petition Date"), we filed a voluntary petition for relief under the provisions of Chapter 11 of the Federal Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court). Pursuant to Chapter 11 (as discussed further in Note 3), we retain control of our assets and are authorized to operate our business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. Included in the consolidated financial statements are subsidiaries that are not party to the Chapter 11 case and are not debtors. The assets and liabilities of such non-debtor subsidiaries are not considered to be material to the consolidated financial statements or are included in discontinued operations.

        Beginning in the third quarter of 2003, the consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going-concern basis, which contemplates continuity of operation, realization of assets, and liquidation of liabilities in the ordinary course of business. As a result of our Chapter 11 filing, the realization of assets and liquidation of liabilities are subject to uncertainty. Under SOP 90-7, certain liabilities existing prior to the Chapter 11 filing are classified as Liabilities Subject to Compromise on the Consolidated Balance Sheets. Additionally, professional fees and expenses directly related to the Chapter 11 proceeding and interest income on funds accumulated during the Chapter 11 proceedings are reported separately as reorganization items. Finally, the extent to which our reported interest expense differs from the stated contractual interest is disclosed on the Consolidated Statements of Loss.

(2)   Basis of Consolidation and Nature of Operations

        The accompanying consolidated financial statements include our accounts together with those of our wholly and majority-owned or controlled subsidiaries. The financial statements of Expanets, Blue Dot and CornerStone (CornerStone is only through November 1, 2002) are included in the accompanying consolidated financial statements by virtue of the voting and control rights, and therefore included in references to "subsidiaries". Expanets and Blue Dot are not party to our Chapter 11 case. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. The operations of Expanets, Blue Dot and CornerStone and our interest in these subsidiaries have been reflected in the consolidated financial statements as Discontinued Operations (see Note 6 for further discussion).

        We are one of the largest providers of electricity and natural gas in the Upper Midwest and Northwest, serving approximately 598,000 customers in Montana, South Dakota and Nebraska. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 through our energy division, NorthWestern Energy. On February 15, 2002, we completed the acquisition of the electric and natural gas transmission and distribution business of The Montana Power Company, or Montana Power. As a result of the acquisition, from February 15, 2002 through November 15, 2002, we distributed electricity and natural gas in Montana through our wholly owned subsidiary, NorthWestern Energy, L.L.C. Effective November 15, 2002, we transferred the electric and natural gas transmission and distribution operations of NorthWestern Energy, L.L.C. to NorthWestern Corporation, and since that date, we have operated its business as part of our NorthWestern Energy division. We are operating our utility business under the common name "NorthWestern Energy" in all our service territories. The former NorthWestern Energy, L.L.C. has been renamed "Clark Fork and Blackfoot, L.L.C."

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

(3)   Chapter 11 Filing and Recent Developments

        As a result of our Chapter 11 filing, we operate our business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. All vendors are being paid for all goods furnished and services provided after the Petition Date while under the supervision of the bankruptcy court. As a debtor-in-possession, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

        On September 16, 2003, following first day hearings held on September 15, 2003, the Court entered orders granting us authority to, among other things, pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, pay selected vendors and other providers for the post-petition delivery of goods and services, continue bank accounts and existing cash management system, and continue existing forward power contracts and enter into additional similar contracts in the ordinary course of business. Additionally, the court approved, under interim order, access of up to $50 million of the $100 million debtor-in-possession financing facility arranged by the company with Bank One, N.A. (the DIP Facility). Following hearings held on November 6, 2003, the Bankruptcy Court gave final approval to the DIP Facility and our access will increase to $85 million under this facility. A final order to evidence the Court's oral ruling is in the process of being entered. Access to the balance is subject to obtaining necessary regulatory approvals. The DIP facility bears interest at a variable rate tied to the Eurodollar rate plus a spread of 3.00% or at the prime rate plus a spread of 1.00%. The DIP Facility expires on September 18, 2004. The DIP Facility will provide a source of liquidity during the course of our bankruptcy, but requires that we maintain certain financial covenants and restricts liens, indebtedness, capital expenditures, dividend payments, sales of assets, investments and acquisitions. As of November 13, 2003, there were no amounts outstanding under the DIP facility, however we have issued letters of credit in the approximate amount of $6 million. At a hearing held on November 6, 2003, the Bankruptcy Court entered an order preliminarily enjoining prosecution of In re NorthWestern Corporation Derivative Litigation, Case No. 03-4091 as against

NorthWestern, its subsidiaries and its current and former officers and directors. The Bankruptcy Court also approved the following two stipulations (i) stipulation staying the McGreevey, et al. v. The Montana Power Company, et al. litigation as against NorthWestern, Clark Fork & Blackfoot LLC, the Montana Power Company, Montana Power LLC and Jack Haffey for 180 days from the date of the stipulation and (ii) stipulation staying the complaints filed against CornerStone Propane Partners LP, and other defendants purporting to be class actions which were filed in the United States District Court for the Northern District of California by purchasers of units of CornerStone Propane Partners alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder as against NorthWestern for 180 days from the date of the stipulation.

        We have reached an agreement with Credit Suisse First Boston, or CSFB, and a group of lenders, to amend and restate the terms of our $390 million pre-petition credit facility, or the Amended Credit Facility. The Amended Credit Facility has been approved by the Bankruptcy Court on an interim basis and we anticipate the Bankruptcy Court will enter final approval in December 2003. The Amended Credit Facility will provide advantages to NorthWestern, including, among other things, lower interest expense and may remain outstanding upon NorthWestern's emergence from the Chapter 11 proceedings. At NorthWestern's option, the Amended Credit Facility bears interest at a variable rate tied to the Eurodollar rate, as defined in the Amended Credit Facility, plus a spread of 5.50%, or at an alternate base rate, as defined by the Amended Credit Facility, plus a spread of 3.50%. There is no longer a minimum floor for the Eurodollar rate or the alternate base rate. As a result of this amendment, we estimate annualized interest expense will be reduced by approximately $6 million.

        The consolidated financial statements have been prepared on a "going concern" basis in accordance with GAAP. The "going concern" basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities in the normal course of business. Because of the Chapter 11 case and the circumstances leading to the filing thereof, our ability to continue as a "going concern" is subject to substantial doubt and is dependent upon, among other things, confirmation of a plan of reorganization, our ability to comply with the terms of the DIP Facility, and our ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet our obligations. There can be no assurance that this can be accomplished and if it were not, our ability to realize the carrying value of our assets and discharge our liabilities would be subject to substantial uncertainty. Therefore, if the "going concern" basis were not used for the Financial Statements, then significant adjustments could be necessary to the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

        The Chapter 11 filing triggered defaults, or termination events, on substantially all of our debt and lease obligations, and certain contractual obligations. As such, we have classified all of our secured debt as current as of September 30, 2003. Subject to certain exceptions under the Bankruptcy Code, our Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against us or our property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, creditor actions to obtain possession of our property, or to create, perfect or enforce any lien against our property, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

        On November 4, 2003, we filed our schedules and statements of financial affairs with the Bankruptcy Court, setting forth, among other things, the assets and liabilities of the Company. Our schedules, which were prepared by management and are unaudited, list total assets of approximately $1.7 billion and total liabilities of approximately $2.4 billion, as of September 14, 2003. However, the amount of the claims to be filed against us by our creditors could be significantly different than the amount of the liabilities that we have recorded. We also have numerous executory contracts and other agreements that could be assumed or rejected during the Chapter 11 proceedings. In the event we choose to reject an executory contract or unexpired lease, parties affected by these rejections may file claims with the court-appointed claims agent as proscribed by the Bankruptcy Code and/or orders of the Bankruptcy Court. Unless otherwise agreed, the assumption of an executory contract or unexpired lease will require us to cure all prior defaults under such executory contract or lease, including all pre-petition liabilities, some of which may be significant. We expect that liabilities that will be subject to compromise through the Chapter 11 process will arise in the future as a result of the rejection of additional executory contracts and/or unexpired leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for items that we now claim as contingent or disputed. Conversely, we would expect that the assumption of additional executory contracts may convert some liabilities shown on our financial statements as subject to compromise to post-petition liabilities.

        We have not yet proposed a plan of reorganization. Our "exclusivity period," during which we are the only party permitted to file a plan of reorganization extends to January 12, 2004. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by our pre-petition creditors and equity investors and approved by the Bankruptcy Court. Although we expect to file a plan of reorganization that provides for our emergence from bankruptcy as a going concern, there can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully. We have incurred, and will continue to incur pending emergence, significant costs associated with the reorganization.

        The United States Trustee for the Bankruptcy Court has appointed an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court. We will engage in negotiations with the Creditors' Committee over the terms of our ultimate plan of reorganization. There can be no assurance that the Creditors' Committee will support our positions or our ultimate plan of reorganization, once proposed, and disagreements between us and the Creditors' Committee could protract the Chapter 11 case, could negatively impact our ability to operate during the Chapter 11 case, and could prevent our emergence from Chapter 11.

        At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on our business or when we may emerge from Chapter 11. The potential adverse publicity associated with the Chapter 11 filing and the resulting uncertainty regarding our future may hinder our ongoing business activities and our ability to operate, fund and execute our business plan. Such potential negative publicity may impair our relations with existing and potential customers, negatively impact our ability to attract and retain key employees, limit our ability to obtain trade credit and impair present and future relationships with vendors and service providers.

        As a result of the Chapter 11 filing, the realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession under the protection of the Bankruptcy Code, and while subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

        Our future results depend on the timely and successful confirmation and implementation of a plan of reorganization. Under the system of priorities of claim established by the Bankruptcy Code, unless creditors agree otherwise, pre- and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan. The ultimate recovery to creditors and/or holders of our common stock and trust preferred securities, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies, and it is probable that our common equity and trust preferred securities will be restructured in a manner that will eliminate or substantially reduce any remaining value. The value of these securities, therefore, is highly speculative. We have previously stated that our planned sale of non-core assets is not expected to change our view that our common stock has no value as a result of our bankruptcy filing and that the interests of our equity investors will be cancelled in connection with our reorganization. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any of our liabilities and/or securities.

        On September 15, 2003, in connection with our Chapter 11 filing the New York Stock Exchange (NYSE) suspended trading and subsequently delisted our common stock and all series of our trust preferred securities. On October 10, 2003, the SEC issued an order granting the application of the New York Stock Exchange ("NYSE") to delist our common stock and trust preferred securities. As a result of the delisting of our securities, there can be no assurance that a liquid trading market for those securities will continue.

        NorthWestern, Expanets, NorthWestern Growth Corporation and NorthWestern Capital Corporation have entered into an Asset Purchase and Sale Agreement, dated as of October 29, 2003, with Avaya, Inc. (NYSE: AV) in connection with the sale of substantially all of the assets and business of Expanets. Under the terms of the agreement, Avaya will purchase substantially all of the Expanets assets for $152 million in cash, less payment of an outstanding note of approximately $27 million to a third party, certain working capital adjustments, the payment of transaction costs and certain other excluded liabilities. We currently estimate that we will receive net cash proceeds ranging between $70 and $80 million. Expanets engaged Bear, Stearns & Co. to conduct an auction of the Expanets business subject to auction procedures defined in a purchase agreement with Cerberus California, Inc. At the auction held on October 29, 2003, the final bid by Avaya was accepted by Expanets. NorthWestern, as controlling shareholder, has consented to the transaction. Expanets will continue operations in the ordinary course of business until the transaction is closed. The closing is expected to occur prior to the end of November, 2003, subject to the satisfaction of certain conditions. Included in discontinued operations during the third quarter of 2003 is a charge of approximately $30 million to reduce our investment in Expanets to amounts expected to be realized on disposal.

        We are also attempting to sell other non-core assets, including the Montana First Megawatts generation project, and we are seeking to enforce an existing contract to sell certain Colstrip transmission assets to a third party. In an effort to facilitate the timely sale of the Montana First Megawatts project and its ultimate development at its current location in Great Falls, MT, we filed the power sales agreement with the Federal Energy Regulatory Commission (FERC) on August 18, 2003, requesting that the FERC accept for filing the cost-based power sales agreement between Montana Megawatts I, LLC and its affiliate, NorthWestern Energy. A late motion to intervene and protest was filed by the Montana Public Service Commission (MPSC) and the Montana Consumer Counsel (MCC). On October 17, 2003, the FERC issued an order conditionally accepting the power sales agreement, subject to suspension for a designated period, to permit resolution of certain concerns voiced by the MPSC and MCC in their filing. We are currently working with the MPSC, MCC, FERC staff and the FERC-appointed settlement judge to resolve the documented MPSC and MCC concerns in a timely manner. During the second quarter of 2003, we consummated the sale of one non-core business for cash consideration of $6.6 million and a note receivable of $4.7 million (see Note 6 for further discussion).

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

        The following unaudited pro forma results of consolidated operations for the nine months ended September 30, 2002, give effect as if the acquisition had occurred as of January 1, 2002 (in thousands, except per share amounts):

Nine Months Ended September 30, 2002
Revenues	$601,735
Net Loss	(106,165)
Diluted loss per share	$(4.68)

        The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the period, nor are they necessarily indicative of future consolidated results.

(5)   Goodwill

        A summary of changes in our goodwill for the nine months ended September 30, 2003 by business segment, is as follows (in thousands):

Electric and Natural Gas
Balance as of December 31, 2002	$375,798
Goodwill acquired	—

Balance as of September 30, 2003	$375,798

        We determined that our Chapter 11 bankruptcy filing constitutes an event that may reduce the fair value of our reporting unit below its carrying value. Therefore we have retained a third party to assist us in completing a goodwill impairment test as required by SFAS No. 142, Goodwill and Other Intangible Assets. Our impairment testing is currently in process and, while we have not yet completed our analysis, an impairment charge may be necessary during the fourth quarter of 2003.

(6)   Discontinued Operations

        During the second quarter of 2003, we committed to a plan to sell our interest in Expanets and Blue Dot. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classified the results of operations of Expanets and Blue Dot as discontinued operations.

        NorthWestern, NorthWestern Capital Corporation, NorthWestern Growth Corporation and Expanets have entered into an Asset Purchase and Sale Agreement with Avaya, Inc. (NYSE: AV) in connection with the sale of substantially all of the assets and business of Expanets. Under the terms of the agreement, Avaya will purchase substantially all of the Expanets assets for $152 million in cash, less items discussed in Note 3. We currently estimate that we will receive net cash proceeds ranging between $70 and $80 million. Expanets engaged Bear, Stearns & Co. to conduct an auction of the Expanets business subject to auction procedures defined in a purchase agreement with Cerberus California, Inc. At the auction held on October 29, 2003, the final bid by Avaya was accepted by Expanets. NorthWestern, as controlling shareholder, has consented to the transaction. Expanets will continue operations in the ordinary course of business until the transaction is closed. The closing is expected to occur prior to the end of November, 2003, subject to the satisfaction of certain conditions. During the third quarter of 2003, we recognized an estimated loss on disposal of $30 million based on the terms of the transaction.

        Summary financial information for the discontinued Expanets operations is as follows (in thousands):

	September 30, 2003	December 31, 2002
Accounts receivable, net	$87,624	$101,990
Other current assets	62,475	72,170

Current assets of discontinued operations	$150,099	$174,160

Other noncurrent assets of discontinued operations	$97,913	$155,781

Accounts payable	$38,096	$34,735
Other current liabilities	124,030	125,066

Current liabilities of discontinued operations	$162,126	$159,801

Other noncurrent liabilities of discontinued operations	$12,767	$71,971

	Three months ended
	September 30, 2003	September 30, 2002
Revenues	$163,054	$172,263

Loss before income taxes and minority interests	(7,264)	(12,124)
Estimated loss on disposal	(30,000)	—
Income tax benefit (provision)	(1,381)	13,406

Loss from discontinued operations, net of income taxes and minority interests	$(38,645)	$1,282

	Nine months ended
	September 30, 2003	September 30, 2002
Revenues	$491,721	$546,905

Income (Loss) before income taxes and minority interests	7,091	(57,878)
Estimated loss on disposal	(30,000)	—
Minority interests	—	11,152
Income tax benefit (provision)	(1,634)	30,977

Loss from discontinued operations, net of income taxes and minority interests	$(24,543)	$(15,749)

        Expanets' income before income taxes and minority interests for the nine months ended September 30, 2003 includes a gain on debt extinguishment of $27.3 million.

        Blue Dot has sold 25 businesses (with annualized revenues of approximately $179.1 million) during the nine months ended September 30, 2003, generating approximately $13.8 million in cash, of which a portion was used to pay down its credit facility provider and a portion was retained for working capital purposes. An additional 13 businesses (with annualized revenues of approximately $112.4 million) have been sold between September 30, 2003 and November 7, 2003, for proceeds of approximately $10.6 million. As of September 30, 2003, the Blue Dot credit facility balance was $9.1 million. Since September 30, 2003, the credit facility has been paid off in its entirety from sales proceeds and available working capital at Blue Dot. Blue Dot anticipates selling substantially all of its remaining businesses by June 30, 2004. Summary financial information for the discontinued Blue Dot operations is as follows (in thousands). The operating results for the three and nine months ending September 30, 2003 reflect the results of operations of the 25 sold businesses through the dates of such sales:

	September 30, 2003	December 31, 2002
Accounts receivable, net	$47,722	$56,393
Other current assets	28,911	36,668

Current assets of discontinued operations	$76,633	$93,061

Other noncurrent assets of discontinued operations	$722	$185

Accounts payable	$20,417	$18,945
Other current liabilities	36,278	61,266

Current liabilities of discontinued operations	$56,695	$80,211

Other noncurrent liabilities of discontinued operations	$4,953	$10,611

	Three months ended
	September 30, 2003	September 30, 2002
Revenues	$112,186	$131,925

Income before income taxes and minority interests	3,153	2,420
Gain on disposal	12,921	—
Income tax provision	(441)	(801)

Income from discontinued operations, net of income taxes	$15,633	$1,619

	Nine months ended
	September 30, 2003	September 30, 2002
Revenues	$338,427	$344,183

Income (Loss) before income taxes and minority interests	3,500	(317)
Gain on disposal	11,208	—
Minority interests	—	3,762
Income tax benefit (provision)	(1,032)	115

Income (Loss) from discontinued operations, net of income taxes	$13,676	$3,560

        During the second and third quarters of 2003, we also sold our interest in two other subsidiaries. The sale of One Call Locators, Ltd., was completed in June for consideration of $6.6 million in cash and a note receivable of $4.7 million. We recorded the carrying value of the note receivable based on the fair value of our trust preferred securities at the date of the transaction and we recognized a loss of approximately $3.4 million on this sale. The acquiring entity elected to prepay the note receivable on August 25, 2003 by presenting trust preferred obligated securities of NorthWestern, which were accepted at face value. We recognized a gain of $3.3 million on the extinguishment of trust preferred obligated securities during the third quarter of 2003. We sold assets of the other subsidiary in July for $0.2 million in cash and a note receivable of $0.3 million. We recognized a loss of approximately $2.2 million on this sale. We have classified the results of these subsidiaries and CornerStone Propane Partners, L.P. (see discussion below) in discontinued operations and summary financial information is as follows (in thousands):

	Three months ended
	September 30, 2003	September 30, 2002
Revenues	$—	$66,258

Loss before income taxes and minority interests	(41)	(12,380)
Loss on disposal	—	(57,055)
Income tax benefit (provision)	—	14,607

Income (Loss) from discontinued operations, net of income taxes and minority interests	$(41)	$(54,828)

	Nine months ended
	September 30, 2003	September 30, 2002
Revenues	$19,493	$422,400

Income (Loss) before income taxes and minority interests	376	(17,803)
Loss on disposal	(5,624)	(97,055)
Income tax benefit (provision)	(3,724)	15,369

Loss from discontinued operations, net of income taxes and minority interests	$(8,972)	$(99,489)

        Effective November 1, 2002, we relinquished our direct and indirect equity interests in CornerStone Propane Partners, L.P. and CornerStone Propane, L.P. We do, however, own a non-economic voting interest in a limited liability company, which owns 100 percent of the stock of the managing general partner of CornerStone. As a result, the assets and liabilities of CornerStone are no longer included in our Consolidated Balance Sheets subsequent to November 1, 2002. Effective November 1, 2002, we no longer reflect the results of CornerStone's operations in the Consolidated Income Statements. The results for CornerStone's operations and impairments related to our investments in and advances to CornerStone for the three and nine months ended September 30, 2002, have been presented as discontinued operations in the Consolidated Statements of Loss.

        On August 20, 2002, NorthWestern purchased the lenders' interest in approximately $19.9 million of CornerStone short-term debt outstanding under CornerStone's credit facility together with approximately $6.1 million in letters of credit, which NorthWestern had previously guaranteed. No further drawings may be made under this facility. In addition, NorthWestern is owed $13.5 million from CornerStone and NorthWestern also has $9.2 million in letters of credit outstanding on behalf of CornerStone. During the third quarter of 2003, included in investment income and other on the Consolidated Statement of Loss is an impairment charge of $9.1 million to reduce our note receivable to an estimated recoverable amount. As of September 30, 2003, the net recorded value of our receivables from CornerStone was $11 million. In October 2003, the $9.2 million in letters of credit outstanding on behalf of CornerStone were drawn by their respective beneficiaries.

(7)   Regulatory Matters

        On June 2, 2003, we filed an annual gas cost tracker request with the MPSC for the projected gas costs for the twelve-month period ending June 30, 2004. On July 3, 2003, the MPSC issued two separate orders, a final order and an interim order, with respect to our recovery of gas costs.

        The final order issued by the MPSC disallowed our estimated recovery of $6.2 million of natural gas costs we incurred during the past eight months. The MPSC also rejected a motion for reconsideration filed by us. We filed suit in district court on July 28, 2003 seeking to overturn the MPSC's decision to disallow recovery of these costs. Included in other current assets was $6.2 million, which was written off during June to comply with the final order. In the event the MPSC's decision is overturned, we will reinstate the asset.

        The MPSC also granted an interim order on July 3, 2003 for the projected gas cost adjusted for a portion of the gas portfolio at a fixed price of $3.50 per MMbtu as opposed to the market price submitted in the original filing, which was higher. Assuming our average forecast price over the next nine months occurs, the impact of this disallowance on the volumes at the imputed price compared to market price would be approximately $4.1 million for the period July 1, 2003, through June 30, 2004.

        In Nebraska, where natural gas companies have been regulated by the municipalities in which they serve, the 2003 Nebraska Unicameral Legislature enacted a new law during the second quarter of 2003, shifting the regulation to the Nebraska Public Service Commission (NPSC). Under the new law, the NPSC regulates rates and terms and conditions of service for natural gas companies, however, the law provides that a natural gas company and the cities in which it serves have the ability to negotiate rates for natural gas service when the natural gas company files an application for increased rates. If the cities and the company choose not to negotiate or they are unable to reach an agreement, the NPSC will review the rate filing. Our initial tariffs, including our rates, terms and conditions for service consistent with those formerly filed with the municipalities, were filed with and accepted by the NPSC.

        On August 12, 2003, the MCC has filed a Petition for Investigation, Adoption of Additional Regulatory Controls and Related Relief with the MPSC. On October 21, 2003, the MPSC issued an order initiating an investigation of NorthWestern Energy relating to, among others, finances, corporate structure, capital structure, cash management practices, and affiliated transactions. The relief sought includes adoption of new regulatory controls that would specifically apply to NorthWestern, including additional reporting, cost allocation and financing rules and requirements, and examination of affiliate transactions necessary to ensure that we are not operating our energy division, and will not in the future operate, in a manner that would prejudice our ability to furnish reasonably adequate service and facilities at reasonable and just charges as required under Montana law. Although we believe this matter is stayed as result of our bankruptcy filing, the MPSC and MCC disagree. We cannot determine the impact or resolution of this petition, however, any action taken by the MPSC to increase the regulatory controls under which we operate may have a material affect on our liquidity, operations and financial condition. If we are unable to comply with any MPSC orders in a timely manner, we may become subject to material monetary penalties and fines. Notwithstanding the foregoing, we are providing certain requested information to the MPSC and MCC on a voluntary informational basis.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(52,740)	$(55,361)	$(85,685)	$(115,384)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	—	944	(349)	1,334
Gain on termination of hedge	—	—	—	5,121
Amortization of hedge gain	(137)	(176)	(416)	(385)
Foreign currency translation	5	(52)	211	2
Minimum pension liability	—	(1,424)	—	(1,424)

Comprehensive loss	$(52,872)	$(56,069)	$(86,239)	$(110,736)

(9)   Restructuring Reserve

        We recognized a restructuring charge in the fourth quarter of 2001 related to certain cost savings initiatives. We summarize the activity in accrued expenses related to the restructuring charge in our Consolidated Balance Sheets in the following table (in thousands):

	December 31, 2002	Payments	September 30, 2003
Employee termination benefits	$1,783	$(1,549)	$234

(10) Income Taxes

        The following table reconciles our effective income tax rate to the federal statutory rate:

	Three months ended September 30, 2003	Nine months ended September 30, 2003
Federal statutory rate	(35.0)%	(35.0)%
State income, net of federal provisions	(2.5)	(3.3)
Amortization of investment tax credit	(0.4)	(0.6)
Minority interest preferred stock	—	(7.8)
Dividends received deduction and other investments	(0.6)	(0.6)
Valuation allowance	35.2	46.5
Other, net	(2.0)	(0.9)

	(5.3)%	(1.7)%

        For the three and nine months ended September 30, 2003, we have recorded a valuation allowance against the tax benefits resulting from our net operating losses, as it is more likely than not that these benefits will not be realized. Additionally, we have recorded a benefit in the third quarter to reflect tax refunds received related to net operating losses that were carried back to prior years.

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

        The results of operations of our electric and natural gas utility segments and all other operations for the nine months ended September 30, 2002, include the results of our Montana operations since February 1, 2002, the effective date of our acquisition. The operations of Expanets, Blue Dot and CornerStone, which were formerly additional reporting segments, and our interest in these subsidiaries has been reflected in the consolidated financial statements as Discontinued Operations (see Note 6 for further discussion).

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

	Three Months Ended September 30, 2003
	Electric	Natural Gas	Total Electric and Natural Gas	All Other	Total
Operating Revenues	$183,937	$48,907	$232,844	$2,544	$235,388
Cost of Sales	88,762	31,670	120,432	654	121,086

Gross Margin	95,175	17,237	112,412	1,890	114,302
Operating, general, & administrative	46,395	14,400	60,795	17,858	78,653
Depreciation	13,814	3,671	17,485	463	17,948
Reorganization expenses	—	—	—	174	174

Operating income (loss)	34,966	(834)	34,132	(16,605)	17,527
Interest expense	N/A	N/A	(25,205)	(19,649)	(44,854)
Gain on debt extinguishment	N/A	N/A	—	3,300	3,300
Investment income and other	N/A	N/A	1,670	(8,976)	(7,306)

Income (Loss) before taxes	N/A	N/A	10,597	(41,930)	(31,333)
Benefit (provision) for taxes	N/A	N/A	(2,884)	4,530	1,646

Loss from continuing operations	N/A	N/A	$7,713	$(37,400)	$(29,687)

Total Assets	N/A	N/A	$2,038,319	$179,884	$2,218,203

Capital Expenditures	N/A	N/A	$20,793	$74	$20,867

	Three Months Ended September 30, 2002
	Electric	Natural Gas	Total Electric and Natural Gas	All Other	Total
Operating Revenues	$152,740	$28,681	$181,421	$2,844	$184,265
Cost of Sales	55,591	12,025	67,616	3,071	70,687

Gross Margin	97,149	16,656	113,805	(227)	113,578
Operating, general, & administrative	46,643	15,149	61,792	4,609	66,401
Depreciation	13,148	2,581	15,729	860	16,589
Reorganization expenses	—	—	—	—	—

Operating income (loss)	37,358	(1,074)	36,284	(5,696)	30,588
Interest expense	N/A	N/A	(4,585)	(29,000)	(33,585)
Gain (loss) on debt extinguishment	N/A	N/A	—	—	—
Investment income and other	N/A	N/A	962	101	1,063

Income (loss) before taxes	N/A	N/A	32,661	(34,595)	(1,934)
Benefit (provision) for taxes	N/A	N/A	(2,391)	891	(1,500)

Income (loss) from continuing operations	N/A	N/A	$30,270	$(33,704)	$(3,434)

Total Assets	N/A	N/A	$2,049,064	$186,906	$2,235,970

Capital Expenditures	N/A	N/A	$43,258	$5,678	$48,936

	Nine Months Ended September 30, 2003
	Electric	Natural Gas	Total Electric and Natural Gas	All Other	Total
Operating Revenues	$514,585	$237,845	$752,430	$7,210	$759,640
Cost of Sales	242,088	161,419	403,507	2,036	405,543

Gross Margin	272,497	76,426	348,923	5,174	354,097
Operating, general, & administrative	140,222	44,432	184,654	42,172	226,826
Impairment on assets held for sale	—	—	—	12,399	12,399
Depreciation	40,889	10,589	51,478	1,325	52,803
Reorganization expenses	—	—	—	174	174

Operating income (loss)	91,386	21,405	112,791	(50,896)	61,895
Interest expense	N/A	N/A	(75,312)	(50,723)	(126,035)
Gain on debt extinguishment	N/A	N/A	—	3,300	3,300
Investment income and other	N/A	N/A	2,658	(8,809)	(6,151)

Income (loss) before taxes	N/A	N/A	40,137	(107,128)	(66,991)
Benefit (provision) for taxes	N/A	N/A	(17,196)	18,341	1,145

Income (loss) from continuing operations	N/A	N/A	$22,941	$(88,787)	$(65,846)

Total Assets	N/A	N/A	$2,038,319	$179,884	$2,218,203

Capital Expenditures	N/A	N/A	$52,619	$74	$52,693

	Nine Months Ended September 30, 2002
	Electric	Natural Gas	Total Electric and Natural Gas	All Other	Total
Operating Revenues	$368,572	$159,970	$528,542	$9,230	$537,772
Cost of Sales	126,751	86,988	213,739	7,346	221,085

Gross Margin	241,821	72,982	314,803	1,884	316,687
Operating, general, & administrative	122,155	40,356	162,511	11,527	174,038
Depreciation	36,468	8,058	44,526	1,739	46,265
Reorganization expenses	—	—	—	—	—

Operating income (loss)	83,198	24,568	107,766	(11,382)	96,384
Interest expense	N/A	N/A	(24,265)	(58,504)	(82,769)
Loss on debt extinguishment	N/A	N/A	—	(20,688)	(20,688)
Investment income and other	N/A	N/A	2,087	(3,001)	(914)

Income (loss) before taxes	N/A	N/A	85,588	(93,575)	(7,987)
Benefit (provision) for taxes	N/A	N/A	(14,984)	19,265	4,281

Income (loss) from continuing operations	N/A	N/A	$70,604	$(74,310)	$(3,706)

Total Assets	N/A	N/A	$2,049,064	$186,906	$2,235,970

Capital Expenditures	N/A	N/A	$43,258	$5,678	$48,936

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

        Our regulated utility operations have, however, previously recognized removal costs of transmission and distribution assets as a component of depreciation in accordance with regulatory treatment. To the extent these amounts do not represent SFAS No. 143 legal retirement obligations, they are to be disclosed upon adoption of the statement. As of September 30, 2003, we have estimated accrued removal costs related to our Montana transmission and distribution operations in the amount of $117.3 million and $4.8 million for our South Dakota and Nebraska operations, all of which are included in accumulated depreciation.

        For our generation properties, we have accrued decommissioning costs since the generating units were first put into service in the amount of $11.7 million, which is classified as a noncurrent regulatory liability.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Earnings (loss) on common stock:
As reported	$(52,740)	$(63,130)	$(100,630)	$(136,948)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	38	(437)	112	(1,176)

Pro forma	$(52,702)	$(63,567)	$(100,518)	$(138,124)

Basic and diluted earnings per average common share:
As reported	$(1.41)	$(2.30)	$(2.69)	$(5.00)
Pro forma	$—	$(2.32)	$—	$(5.04)

        FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), was issued in January 2003. This interpretation changes the method of determining whether certain entities, including securitization entities, should be included in a company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity, or VIE, if it has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation in accordance with SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. The provisions of the interpretation are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal period beginning after June 15, 2003. For any VIEs that must be consolidated under FIN 46 that were created before February 1, 2003, the assets, liabilities and non-controlling interest of the VIE would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. FIN 46 also mandates new disclosures about VIEs, some of which are required to be presented in financial statements issued after January 31, 2003. In October 2003, the FASB deferred the implementation date of FIN 46 to the fourth quarter of 2003. We will be required to deconsolidate our Subsidiary Trusts, which hold our Company Obligated Mandatorily Redeemable Preferred Securities, upon adoption of FIN 46. The impact of deconsolidation is that we will report our investments in Subsidiary Trusts as a separate investment in unconsolidated entity and reflect notes payable to the Subsidiary Trusts on our consolidated balance sheet.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The exception to these requirements are the provisions of SFAS No. 149 related to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated results of operations, financial condition or cash flows.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In accordance with SFAS No. 150, we have presented our Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts as liabilities as of September 30, 2003, and the respective dividends of approximately $7.4 million have been reflected as interest expense for the three months ended September 30, 2003. Prior period amounts have not been reclassified.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Average Common Shares Outstanding For Basic Computation	37,396,762	27,396,762	37,396,792	27,396,762
Dilutive Effect of:
Stock Options	—	—	—	—

Average Common Shares Outstanding For Diluted Computation	37,396,762	27,396,762	37,396,762	27,396,762

        Certain outstanding antidilutive options have been excluded from the earnings per share calculation. These options total 1,697,501 and 2,659,981 for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, these options total 1,697,501 and 2,659,981, respectively.

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

(16) Gain (Loss) on Debt Extinguishment

        As discussed in Note 6, on August 25, 2003, we recognized a gain of $3.3 million on the extinguishment of trust preferred obligated securities.

        In March 2002, we retired a $720 million term loan, due February 2003, that was used for interim financing for the acquisition of the electric and natural gas transmission and distribution business of The Montana Power Company. The recognition of deferred costs related to the interim financing resulted in a loss of $20.7 million.

(17) Employee Benefit Plans

        We offered an Early Retirement Incentive (ERI) Program for eligible team members of our pension plan in South Dakota and Nebraska effective August 31, 2003. As a result of the ERI, during the third quarter we recognized a Special Termination Benefit expense of $785,000 due to the increased benefits paid to the 13 eligible participants.

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

(18) Commitments and Contingencies

Environmental Liabilities

        We are subject to numerous state and federal environmental regulations. Because laws and regulations applicable to our businesses are continually developing and are subject to amendment, reinterpretation and varying degrees of enforcement, we may be subject to, but can not predict with certainty the nature and amount of future environmental liabilities. The Clean Air Act Amendments of 1990 (the Act) stipulate limitations on sulfur dioxide and nitrogen oxide emissions from coal-fired power plants. We believe we can comply with such sulfur dioxide emission requirements at our generating plants and that we are in compliance with all presently applicable environmental protection requirements and regulations. We also are subject to other environmental statutes and regulations including those that related to former manufactured gas plant sites and other past and present operations and facilities. In addition, we may be subject to financial liabilities related to the investigation and remediation from activities of previous owners or operators of our industrial and generating facilities. The range of exposure for environmental remediation obligations at present is estimated to range between $35.3 million to $72.6 million. We have an environmental reserve of $35.3 million at September 30, 2003, primarily related to liabilities from our Montana operations. This reserve was established in anticipation of future remediation activities at our various environmental sites and does not factor in any exposure arising from private tort actions or government claims for damages allegedly associated with specific environmental conditions. We are in the process of engaging a third party environmental consulting firm to perform a comprehensive evaluation of our operations, facilities and regulated business. We will use this third party information to evaluate the adequacy of our current environmental reserve. Based upon the results of this evaluation, we may be required to increase the reserve amount. It is possible that the increase could be material in amount.

        In light of the Environmental Protection Agency's (EPA's) public announcement in early 2003, favoring removal of the Milltown Dam structure as part of the remedy to address heavy metals contamination in the Milltown Reservoir, we commenced negotiations with The Atlantic Richfield Company, or ARCO, to prevent a challenge from ARCO to our statutorily exempt status under the Comprehensive Environmental Response Compensation and Liability Act as a potentially responsible party. On September 10, 2003, ARCO and the Corporation executed a confidential settlement agreement which, among other things, caps our maximum contribution towards remediation of the Milltown Reservoir superfund site. The amount of our expected contribution has been fully accrued in the accompanying financial statements. Commencing in January 2004 and each month thereafter, we will pay $500,000 into the escrow account until our total agreed upon amount is funded. No interest will accrue on the unpaid balance due ARCO. The escrow account will remain funded until a final, non-appealable consent decree is entered by the United States District Court. If, however, we are unable to negotiate an acceptable consent decree with the interested parties, then we can terminate the settlement agreement with ARCO, which will trigger the return of the escrowed funds to us. The settlement agreement, which is subject to Bankruptcy Court approval, provides us with appropriate ARCO releases and indemnifications. There can be no assurance that the proposed settlement with ARCO will be approved by the Bankruptcy Court.

Legal Proceedings

        We, and certain of our present and former officers and directors, were named as defendants in numerous complaints purporting to be class actions filed in the United States District Court for the District of South Dakota, Southern Division, alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints contained varying allegations, including that the defendants misrepresented and omitted material facts with respect to our 2000, 2001, and 2002 financial results and operations included in our filings with the SEC, press releases, and registration statements and prospectuses disseminated in connection with certain offerings of debt, equity, and trust preferred securities. The complaints seek unspecified compensatory damages, rescission, and attorneys' fees and costs as well as accountants' and experts' fees. In June 2003, the complaints were consolidated in the United States District Court for the District of South Dakota and given the caption In re NorthWestern Corporation Securities Litigation, Case No. 03-4049, and Carpenters Pension Trust for Southern California, Oppenheim Investment Management, LLC, and Richard C. Slump were named as co-lead plaintiffs (the "Lead Plaintiffs"). In July 2003, the Lead Plaintiffs filed a consolidated amended class action complaint naming as defendants NorthWestern, NorthWestern Capital Financing II and III, Blue Dot, Expanets, certain of our present and former officers and directors, along with a number of investment banks that participated in the securities offerings. The amended complaint alleges that the defendants misrepresented and omitted material facts concerning the business operations and financial performance of NorthWestern, Expanets, Blue Dot and CornerStone, overstated NorthWestern's revenues and earnings by, among other things, maintaining insufficient reserves for accounts receivable at Expanets, failing to disclose billing problems and lapses and data conversion problems, failing to make full disclosures of problems (including the billing and data conversion issues) arising from the implementation of Expanets' EXPERT system, concealing losses at Expanets and Blue Dot by improperly allocating losses to minority interest shareholders, maintaining insufficient internal controls, and profiting from improper related-party transactions. We, and certain of our present and former officers and directors, were also named as defendants in two complaints purporting to be class actions which were filed in the United States District Court for the Southern District of New York, entitled Sanford & Beatrice Golman Family Trust, et al. v. NorthWestern Corp., et al., Case No. 03CV3223, and Arthur Laufer v. Merle Lewis, et al., Case No. 03CV3716, which were brought on behalf of the purchasers of our 7.20%, 8.25%, and 8.10% trust preferred securities which were offered and sold pursuant to our registration statement on Form S-3 filed on July 12, 1999. The plaintiffs' claims are based on similar allegations of material misrepresentations and omissions of fact relating to the registration statement in violation of Sections 11 and 12 of the Securities Act of 1933 and they seek unspecified compensatory damages, rescission and attorneys', accountants' and experts' fees. In July 2003, Arthur Laufer v. Merle Lewis, et al. was transferred to the District of South Dakota and consolidated with the consolidated actions pending in that court. In September 2003, Sanford & Beatrice Golman Family Trust, et al. v. NorthWestern Corp., et al. was also transferred to the District of South Dakota. The actions have been stayed as to NorthWestern Corporation due to its bankruptcy filing. In October 2003, Expanets, Blue Dot, and certain of NorthWestern's present and former officers and directors filed motions to dismiss the consolidated amended class action complaint for failure to state a claim, which are currently pending in the District of South Dakota. We intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

        Certain of our present and former officers and directors and NorthWestern, as a nominal defendant, have been named in two shareholder derivative actions commenced in the United States District Court for the District of South Dakota, Southern Division, entitled Deryl Lusty, et al. v. Richard R. Hylland, et al., Case No. CIV034091 and Jerald and Betty Stewart, et al. v. Richard R. Hylland, et al., Case No. CIV034114. These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal shareholder suits. The plaintiffs seek unspecified compensatory damages, restitution of improper salaries, insider trading profits and payments from NorthWestern, and disgorgement under the Sarbanes Oxley Act of 2002. In July 2003, the complaints were consolidated in the United States District Court for the District of South Dakota and given the caption In re NorthWestern Corporation Derivative Litigation, Case No. 03-4091. In October 2003, the action was stayed pending a ruling on defendants' motions to dismiss in the related securities class action, In re NorthWestern Corporation Securities Litigation. On November 6, 2003, the Bankruptcy Court entered an order preliminarily enjoining the plaintiffs in In re NorthWestern Corporation Derivative Litigation from prosecuting the litigation against NorthWestern, its subsidiaries and its current and former officers and directors until further order of the Bankruptcy Court. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

        In April 2003, the SEC notified NorthWestern that it is conducting an informal inquiry relating to questions regarding the restatements of our 2002 quarterly reports on Form 10-Q and other accounting and financial reporting matters. We are cooperating fully with the SEC's informal inquiry and have provided requested information as expeditiously as possible. Other than the informal SEC inquiry, as of the date hereof, we are not aware of any additional litigation or inquiry or investigation having been commenced against us related to these matters, but we cannot predict whether or not any such litigation or regulatory inquiry or investigation will be commenced or, if it is, the outcome of any such litigation or regulatory inquiry or investigation.

        We are one of several defendants in a class action lawsuit entitled McGreevey, et al. v. The Montana Power Company, et al., now pending in federal court in Montana. The lawsuit, which was filed by the former shareholders of The Montana Power Company (many of whom became shareholders of Touch America Holdings, Inc. as a result of a corporate reorganization of The Montana Power Company), claims that the disposition of various generating and energy-related assets by The Montana Power Company was void because of the failure to obtain shareholder approval for the transactions. Plaintiffs thus seek to reverse those transactions, or receive fair value for their stock as of late 2001, when plaintiffs claim shareholder approval should have been sought. NorthWestern Corporation is named as a defendant due to the fact that we purchased Montana Power LLC, which plaintiffs claim is a successor to The Montana Power Company. We intend to vigorously defend against this lawsuit. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition or our ability to timely confirm a plan of reorganization.

        We are also one of several defendants in a class action lawsuit entitled In Re Touch America ERISA Litigation, which is currently pending in federal court in Montana. The lawsuit was filed by participants in the former Montana Power Company retirement savings plan and alleges that there was a breach of fiduciary duty in connection with the employee stock ownership aspects of the plan. The federal court has recently entered orders indefinitely staying the ERISA litigation because of Touch America Holdings Inc.'s bankruptcy filing. We intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition or our ability to timely confirm a plan of reorganization.

        We, and certain of our present and former officers and directors, were named as defendants in certain complaints filed against CornerStone Propane Partners LP, and other defendants purporting to be class actions which were filed in the United States District Court for the Northern District of California by purchasers of units of CornerStone Propane Partners alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Through November 1, 2002, we held an economic equity interest in a subsidiary that serves as the managing general partner of CornerStone Propane Partners, L.P. Certain present and former officers and directors of NorthWestern who are named as defendants in certain of these actions have also been sued in their capacities as directors of the managing general partner. These complaints allege that defendants sold units of CornerStone Propane Partners, L.P. based upon false and misleading statements and failed to disclose material information about CornerStone Propane Partners' financial condition and future prospects, including overpayment for acquisitions, overstating earnings and net income, and that it lacked adequate internal controls. All of the lawsuits have now been consolidated and Gilbert H. Lamphere has been named as lead plaintiff. The actions have been stayed as to NorthWestern Corporation due to its bankruptcy filing. On October 27, 2003, the plaintiffs filed an amended consolidated class action complaint. The new complaint does not name NorthWestern as a defendant, although it alleges facts relating to NorthWestern's conduct. Certain of our former officers and directors are named as defendants in the amended consolidated complaint. The plaintiffs seek compensatory damages, prejudgment and post judgment interest and costs, injunctive relief, and other relief. We intend to vigorously defend against these lawsuits. On November 6, 2003, the Bankruptcy Court entered an order approving a stipulation between NorthWestern and plaintiffs in this litigation. The stipulation provides that litigation as against NorthWestern shall be temporarily stayed for 180 days from the date of the stipulation. Pursuant to the stipulation and after providing notice to Northwestern, the plaintiffs may move the Bankruptcy Court for termination of the temporary stay. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition or our ability to timely confirm a plan of reorganization.

        Certain of our present and former officers and directors, and CornerStone Propane Partners, L.P., as a nominal defendant, are among other defendants named in two derivative actions commenced in the Superior Court for the State of California, County of Santa Cruz, entitled Adelaide Andrews v. Keith G. Baxter, et al., Case No. CV146662 and Ralph Tyndall v. Keith G. Baxter, et al., Case No. CV146661. These derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal unitholder suits. The plaintiffs seek unspecified compensatory damages, treble damages pursuant to the California Corporations Code, injunctive relief, restitution, disgorgement, costs, and other relief. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

        On April 30, 2003, Mr. Richard Hylland, our former President and Chief Operating Officer, filed a demand for arbitration of contract claims under his employment agreement, as well as tort claims for defamation, infliction of emotional distress and tortuous interference and a claim for punitive damages. Mr. Hylland is seeking relief in an amount of $25 million, plus interest, attorney's fees, costs, and punitive damages. We dispute Mr. Hylland's claims and intend to vigorously defend the arbitration. On May 8, 2003, we reported that the Special Committee of the Board formed to evaluate Mr. Hylland's performance and conduct in connection with the management of NorthWestern and its subsidiaries had completed its evaluation. Based on the recommendations of the Special Committee, on May 6, 2003, the Board determined that Mr. Hylland's performance and conduct as President and Chief Operating Officer warranted termination under his employment contract. This arbitration has been stayed due to our bankruptcy filing.

        We are also subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations or ability to timely confirm a plan of reorganization.

Residual value guarantees

        We have residual value guarantees related to certain vehicles under operating leases by Expanets and Blue Dot, in the event of default and subsequent failure to cure such default. At September 30, 2003, the maximum exposure under these residual value guarantees is approximately $0.8 million and $13.5 million related to Expanets and Blue Dot, respectively.

Performance Bonds

        Expanets has various performance bonds and guarantees in place to cover the installation of equipment and inventory purchases. The maximum potential payout under these performance bonds is $16.6 million and $49.9 million as of September 30, 2003 and December 31, 2002, respectively.

        In May 2003 a vendor of Expanets presented a claim against a performance bond. We advanced $10 million in satisfaction of this claim pursuant to a previously existing indemnity agreement supporting the performance bond. Expanets has repaid $500,000 on the advance. Expanets has located and is using alternative supply sources.

        Blue Dot has various license, bid and performance bonds in place to secure performance of contracts and the adequate provision of services. The maximum potential payout under these performance bonds is $7.2 million and $14.3 million as of September 30, 2003 and December 31, 2002, respectively.

        We have issued indemnity agreements that support the outstanding performance bonds of Expanets and Blue Dot.

Letters of Credit

        We have various letter of credit requirements and other collateral obligations of approximately $24.0 million and $48.1 million as of September 30, 2003 and December 31, 2002, respectively. Approximately $9 million and $18.6 million of these obligations as of September 30, 2003 and December 31, 2002, respectively, serve to support performance bonds primarily related to Expanets and Blue Dot. In addition, included in other assets at September 30, 2003 is $7.1 million of deposits that support performance bonds related to Expanets and Blue Dot. No such amounts existed at December 31, 2002.

Other Contractual Obligations

        On June 19, 2002, NorthWestern Energy Marketing, LLC (NEM), our power marketing subsidiary, entered into two five-year power supply contracts to supply a total of approximately 20 megawatts of electricity to customers located in Montana. These supply obligations commenced on July 1, 2002 and continue through June 30, 2007. NEM secured supply to cover these contractual obligations through June 30, 2003. Due to our financial condition, NEM has been unable to secure a source of power to cover its contractual obligation subsequent to June 30, 2003. Based on the uncertainty of supply, as of July 1, 2003, the two customers elected to secure their power supply needs from the Montana default supply. Shortly thereafter, the customers notified NEM that they would seek damages to compensate them for their increased power supply costs. NEM reached a settlement with its two customers on October 27, 2003, and subsequently paid $1.5 million in full settlement of its obligations.

        We are party to various commitment contracts to purchase and sell electric and gas. On September 15, 2003, we received a notice of termination from a party with a contract to purchase electricity from us during off-peak hours. This party has demanded a termination payment based on the difference between the contract price for electricity and the market value at the date of termination. This party is currently holding a $3 million deposit from us related to the contract. We have attempted to schedule power with this party and we are disputing their claim based on various terms of the contract and the methodology for calculating the termination payment.

        The proposed sale of Expanets' assets and business could result, upon the lapse of various notice and cure periods, in a default in Expanets' credit agreement with Avaya. The holder of the note issued under the credit agreement, could accelerate payment of the note upon such default. We guaranteed payment by Expanets of the note, which was formerly held by Avaya and currently evidences indebtedness in an amount equal to $27.1 million. Expanets may not have sufficient funds to satisfy this obligation and our guarantee could be called on by the holder of the note, although any action to enforce the guarantee would likely be subject to a stay in Bankruptcy Court and would, while subject to the stay, not trigger any cross-defaults under other NorthWestern debt instruments. If the sale of Expanets' assets to Avaya is consummated, the note will be paid from the proceeds at closing and our obligations under the guarantee will be cancelled. If the sale of Expanets' assets is not consummated, Expanets will remain obligated to pay the amounts owing under the note, which unless accelerated comes due in 2004. We have no intention of providing additional funds to Expanets if it does not have sufficient funds to satisfy this obligation. We are also prohibited by the MPSC from making advances of more than $10 million in the aggregate to our non-regulated businesses without their prior consent.

Default in our obligation to pay the note pursuant to our guarantee could result in a default under our various credit agreements.

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

        NorthWestern has indicated that it believes its obligations with respect to Expanets' instruments have expired and that, in any event, no additional funds will be provided while NorthWestern pursues the sale or disposition of those businesses or their assets. The maximum aggregate amount of payments that may be required of NorthWestern under the various Expanets agreements is $3.2 million as of September 30, 2003.

        The maximum aggregate amount of payments that may be required of NorthWestern under the various Blue Dot agreements is approximately $10.3 million as of September 30, 2003, of which approximately $2.9 million may be required within the next twelve months. For the period of September 30, 2003 to November 7, 2003, Blue Dot has sold 13 businesses that will result in a decrease in the maximum aggregate amount of payments that may be required of NorthWestern of $3.8 million, of which approximately $0.6 million would have been required within the next twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Unless the context requires otherwise, references to "we," "us," "our" and "NorthWestern" refer specifically to NorthWestern Corporation and its subsidiaries.

OVERVIEW

        Our financial condition has been significantly and negatively affected by the poor performance of our non-energy businesses and our significant indebtedness. In early 2003, we undertook a series of steps designed to refinance, reduce and extend the maturities of our debt. Notwithstanding these efforts, our financial position continued to deteriorate, principally due to the poor performance of our non-utility subsidiaries and our leveraged condition. As a result of these developments, in June 2003 we announced that we would seek to fundamentally restructure our capital, and announced that we had retained legal and financial advisors to assist us in these efforts. We ultimately decided to seek to reorganize under Chapter 11 of the Federal Bankruptcy Code.

        On September 14, 2003 (the "Petition Date"), we filed a voluntary petition for relief under the provisions of Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court) under Chapter 11 Case number 03-12872 (CGC). Pursuant to Chapter 11, we retain control of our assets and are authorized to operate our business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. Included in the consolidated financial statements are subsidiaries that are not party to the Chapter 11 case and are not debtors. The assets and liabilities of such non-debtor subsidiaries are not considered to be material to the consolidated financial statements or are included in discontinued operations.

        As a result of our Chapter 11 filing, we operate our business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. All vendors are being paid for all goods furnished and services provided after the Petition Date under the supervision of the Bankruptcy Court. As a debtor-in-possession, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

        On September 16, 2003, following first day hearings held on September 15, 2003, the Court entered orders granting us authority to, among other things, pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, pay selected vendors and other providers for the post-petition delivery of goods and services, continue bank accounts and existing cash management system, and continue existing forward power contracts and enter into additional similar contracts in the ordinary course of business. Additionally, the court approved, under interim order, access of up to $50 million of the $100 million debtor-in-possession financing facility arranged by the company with Bank One, N.A. (the DIP Facility). Following hearings held on November 6, 2003, the Bankruptcy Court gave final approval to the DIP Facility and our access will increase to $85 million under this facility. A final order to evidence the Court's oral ruling is in the process of being entered. Access to the balance is subject to obtaining necessary regulatory approvals. The DIP Facility bears interest at a variable rate tied to the Eurodollar rate plus a spread of 3.00% or at the prime rate plus a spread of 1.00%. The DIP Facility expires on September 18, 2004. The DIP Facility will provide a source of liquidity during the course of our bankruptcy, but requires that we maintain certain financial covenants and restricts liens, indebtedness, capital expenditures, dividend payments, sales of assets, investments and acquisitions. As of November 13, 2003, there were no amounts outstanding under the DIP facility, however we have issued letters of credit in the approximate amount of $6 million. At a hearing held on November 6, 2003, the Bankruptcy Court entered an order preliminarily enjoining prosecution of In re NorthWestern Corporation Derivative Litigation, Case No. 03-4091 as against

NorthWestern, its subsidiaries and its current and former officers and directors. The Bankruptcy Court also approved the following two stipulations (i) stipulation staying the McGreevey, et al. v. The Montana Power Company, et al. litigation as against NorthWestern, Clark Fork & Blackfoot LLC, the Montana Power Company, Montana Power LLC and Jack Haffey for 180 days from the date of the stipulation and (ii) stipulation staying the complaints filed against CornerStone Propane Partners LP, and other defendants purporting to be class actions which were filed in the United States District Court for the Northern District of California by purchasers of units of CornerStone Propane Partners alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder as against NorthWestern for 180 days from the date of the stipulation.

        The Chapter 11 filing triggered defaults, or termination events, on substantially all of our debt and lease obligations, and certain contractual obligations. As such, we have classified all of our secured debt as current as of September 30, 2003. Subject to certain exceptions under the Bankruptcy Code, our Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against us or our property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, creditor actions to obtain possession of our property, or to create, perfect or enforce any lien against our property, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

        On November 4, 2003, we filed our schedules and statements of financial affairs with the Bankruptcy Court, setting forth, among other things, the assets and liabilities of the Company. Our schedules, which were prepared by management and are unaudited, list total assets of approximately $1.7 billion and total liabilities of approximately $2.4 billion, as of September 14, 2003. However, the amount of the claims to be filed against us by our creditors could be significantly different than the amount of the liabilities that we have recorded. We also have numerous executory contracts and other agreements that could be assumed or rejected during the Chapter 11 proceedings. In the event we choose to reject an executory contract or unexpired lease, parties affected by these rejections may file claims with the court-appointed claims agent as proscribed by the Bankruptcy Code and/or orders of the Bankruptcy Court. Unless otherwise agreed, the assumption of an executory contract or unexpired lease will require us to cure all prior defaults under such executory contract or lease, including all pre-petition liabilities, some of which may be significant. We expect that liabilities that will be subject to compromise through the Chapter 11 process will arise in the future as a result of the rejection of additional executory contracts and/or unexpired leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for items that we now claim as contingent or disputed. Conversely, we would expect that the assumption of additional executory contracts may convert some liabilities shown on our financial statements as subject to compromise to post-petition liabilities.

        In order to successfully exit Chapter 11, we will need to propose, and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would resolve, among other things, the debtor's pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for its corporate governance subsequent to exit from bankruptcy. Under the Chapter 11 proceedings, the rights of and ultimate payments to pre-petition creditors, rejection damage claimants and equity and trust preferred investors may be substantially altered. This could result in claims being allowed and/or satisfied in the Chapter 11 proceedings at less (possibly substantially less) than 100% of their face value, and we anticipate the interests of our equity investors will be cancelled. We have not yet proposed a plan of reorganization. Our "exclusivity period," during which we are the only party permitted to file a plan of reorganization extends to January 12, 2004. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by our pre-petition creditors and equity investors and approved by the Bankruptcy Court. Although we expect to file a plan of reorganization that provides for our emergence from bankruptcy as a going concern, there can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully. We have incurred, and will continue to incur pending emergence, significant costs associated with the reorganization.

        The United States Trustee for the Bankruptcy Court has appointed an official committee of unsecured creditors (the Creditors' Committee). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court and may take positions on matters that come before the Bankruptcy Court. We will negotiate the terms of our ultimate plan of reorganization with the Creditors' Committee. There can be no assurance that the Creditors' Committee will support our positions or our ultimate plan of reorganization, once proposed, and disagreements between us and the Creditors' Committee could protract the Chapter 11 case, could negatively impact our ability to operate during the Chapter 11 case and could prevent our emergence from Chapter 11.

        At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on our business or when we may emerge from Chapter 11. The potential adverse publicity associated with the Chapter 11 filing and the resulting uncertainty regarding our future may hinder our ongoing business activities and our ability to operate, fund and execute our business plan. Such potential negative publicity may impair our relations with existing and potential customers, negatively impact our ability to attract and retain key employees, limit our ability to obtain trade credit and impair present and future relationships with vendors and service providers.

        As a result of the Chapter 11 filing, the realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession under the protection of the Bankruptcy Code, and while subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

        Our future results depend on the timely and successful confirmation and implementation of a plan of reorganization. Under the system of priorities of claim established by the Bankruptcy Code, unless creditors agree otherwise, pre- and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan. The ultimate recovery to creditors and/or holders of our common stock and trust preferred securities, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies, and it is probable that our common equity and trust preferred securities will be restructured in a manner that will eliminate or substantially reduce any remaining value. The value of these securities, therefore, is highly speculative. We have previously stated that our planned sale of non-core assets is not expected to change our view that our common stock has no value as a result of our bankruptcy filing and that the interests of our equity investors will be cancelled in connection with our reorganization. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any of our liabilities and/or securities.

        On September 15, 2003, in connection with our Chapter 11 filing the New York Stock Exchange (NYSE) suspended trading and subsequently delisted our common stock and all series of our trust preferred securities. On October 10, 2003, the SEC issued an order granting the application of the New York Stock Exchange ("NYSE") to delist our common stock and trust preferred securities. As a result of the delisting of our securities, there can be no assurance that a liquid trading market for those securities will continue.

        Our ability to continue as a going concern is predicated upon numerous issues, including our ability to achieve the following:

  •
  having a plan of reorganization confirmed by the Bankruptcy Court in a timely manner;

  •
  being able to successfully implement our business plans and otherwise offset the negative effects that the Chapter 11 filing has had and may continue to have on our business, including the impairment of vendor relations;

  •
  operating within the framework of our DIP Facility, including, among other things, limitations on capital expenditures and financial covenants, our ability to generate cash flows from operations or seek other sources of financing and the availability of projected vendor credit terms; and

  •
  attracting, motivating and/or retaining key executives and associates.

These challenges are in addition to those operational, regulatory and other challenges that we face in connection with our business as a regional utility.

        Certain additional risk factors associated with our Chapter 11 case include, but are not limited to, the following: potential adverse developments with respect to our liquidity, results of operations or ability to continue as a going concern; Bankruptcy Court approval of the motions that we may file from time to time; risks associated with third parties seeking and obtaining court approval (i) to terminate or shorten the exclusivity period during which we may propose and confirm a plan of reorganization, (ii) for the appointment of a Chapter 11 trustee or (iii) to convert our case to a Chapter 7 case for the liquidation of our businesses; and our ability to execute on our business plan. See "Special Note Regarding Forward-Looking Statements" and "Risk Factors".

        NorthWestern, NorthWestern Capital Corporation, NorthWestern Growth Corporation and Expanets have entered into an Asset Purchase and Sale Agreement with Avaya, Inc. (NYSE: AV) in connection with the sale of substantially all of the assets and business of Expanets. Under the terms of the agreement, Avaya will purchase substantially all of the Expanets assets for $152 million in cash, less payment of an outstanding note of approximately $27 million to a third party, certain working capital adjustments, the payment of transaction costs and certain excluded other liabilities. We currently estimate that we will receive net cash proceeds ranging between $70 and $80 million. Expanets engaged Bear, Stearns & Co. to conduct an auction of the Expanets business subject to defined auction procedures. At the auction held on October 29, 2003, the final bid by Avaya was accepted by Expanets. NorthWestern, as controlling shareholder, has consented to the transaction. Expanets was not included in our Chapter 11 filing. Expanets will continue operations in the ordinary course of business until the transaction is closed. The closing is expected to occur prior to the end of November 2003, subject to the satisfaction of certain conditions. During the third quarter of 2003, we recognized an estimated loss on disposal of $30 million based on the terms of the transaction.

        We are also attempting to sell other non-core assets, including the Montana First Megawatts generation project, and we are seeking to enforce an existing contract to sell certain Colstrip transmission assets to a third party. In an effort to facilitate the timely sale of the Montana First Megawatts project and its ultimate development at its current location in Great Falls, MT, we filed the power sales agreement with the FERC on August 18, 2003, requesting that the FERC accept for filing the cost-based power sales agreement between Montana Megawatts I, LLC and its affiliate, NorthWestern Energy. A late motion to intervene and protest was filed by the MPSC and the MCC. On October 17, 2003, the FERC issued an order conditionally accepting the power sales agreement, subject to suspension for a designated period, to permit resolution of certain concerns voiced by the

MPSC and MCC in their filing. We are currently working with the MPSC, MCC, FERC staff and the FERC-appointed settlement judge to resolve the documented MPSC and MCC concerns in a timely manner. During the second quarter of 2003, we consummated the sale of one non-core business for cash consideration of $6.6 million and a note receivable of $4.7 million (see Note 6 in the Notes to Consolidated Financial Statements for further discussion).

        On August 12, 2003, the MCC has filed a Petition for Investigation, Adoption of Additional Regulatory Controls and Related Relief with the MPSC. On October 21, 2003, the MPSC issued an order initiating an investigation of NorthWestern Energy relating to, among others, finances, corporate structure, capital structure, cash management practices, and affiliated transactions. The relief sought includes adoption of new regulatory controls that would specifically apply to NorthWestern, including additional reporting, cost allocation and financing rules and requirements, and examination of affiliate transactions necessary to ensure that we are not operating our energy division, and will not in the future operate, in a manner that would prejudice our ability to furnish reasonably adequate service and facilities at reasonable and just charges as required under Montana law. Although we believe this matter is stayed as a result of our bankruptcy filing, the MPSC and MCC disgree. We cannot determine the impact or resolution of this petition, however, any action taken by the MPSC to increase the regulatory controls under which we operate may have a material affect on our liquidity, operations and financial condition. If we are unable to comply with any MPSC orders in a timely manner, we may become subject to material monetary penalties and fines. Not withstanding the foregoing, we are providing certain requested information to the MPSC and MCC on a voluntary informational basis.

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

        We determined that our Chapter 11 bankruptcy filing constitutes an event that may reduce the fair value of our reporting unit below its carrying value. Therefore we have retained a third party to assist us in completing a goodwill impairment test as required by SFAS No. 142. Our impairment testing is currently in process and, while we have not yet completed our analysis, an impairment charge may be necessary during the fourth quarter of 2003.

  Qualifying Facilities Liability

        Certain Qualifying Facilities, or QFs, require us to purchase minimum amounts of energy at prices ranging from $65 to $138 per megawatt hour through 2029. As of September 30, 2003, our gross contractual obligation related to the QFs is approximately $1.8 billion through 2029. A portion of the costs incurred to purchase this energy is recoverable though rates authorized by the MPSC, totaling approximately $1.4 billion though 2029. Upon completion of the purchase price allocation related to our acquisition of the electric and natural gas transmission and distribution business of The Montana Power Company, we established a liability of $134.3 million, based on the net present value of the difference between our obligations under the QFs and the related amount recoverable. The determination of the discount rate used to establish this liability was a significant assumption. We determined the appropriate discount rate to be 8.75%, in accordance with Statement of Financial Accounting Concepts No. 7, Using Cash Flow Information and Present Value in Accounting Measures. We believe that 8.75% approximates the rate we could have negotiated with an independent lender for a similar transaction under comparable terms and conditions as of the acquisition date. In computing the liability, we have also had to make various estimates in relation to contract costs, capacity utilization, and recoverable amounts. Actual utilization and regulatory changes may significantly impact our results of operations. In light of the executory nature of the QF power sales agreements and certain out-of-market pricing and escalation terms, we are evaluating our options with respect to continued purchases under these contracts. On October 7, 2003, we entered into a formal stipulation agreement with the two largest QFs to ensure that all parties continue to perform their respective duties under the power sales contracts and to avoid litigation concerning rights and obligations of the parties. This stipulation will facilitate continued discussions among the parties with respect to possible restructuring of the QF power sales agreements.

  Long-lived Assets

        We evaluate our property, plant and equipment for impairment whenever indicators of impairment exist. SFAS No. 144 requires that if the sum of the undiscounted cash flows from a company's asset, without interest charges that will be recognized as expenses when incurred, is less than the carrying value of the asset, impairment must be recognized in the financial statements. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections.

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

        Pension and other postretirement benefit costs, for example, are impacted by actual employee demographics (including age and compensation levels), the level of contributions we make to the plans, earnings on plan assets, and health care cost trends. Changes made to the provisions of the plans may also impact current and future pension and other postretirement benefit costs. Pension and other postretirement benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the postretirement benefit obligation and postretirement costs.

        As a result of the factors listed above, significant portions of pension and other postretirement benefit costs recorded in any period do not reflect (and are generally greater than) the actual benefits provided to plan participants.

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

RESULTS OF OPERATIONS

        Three-Month and Nine-Month Periods Ended September 30, 2003 Compared to Three-Month and Nine-Month Periods Ended September 30, 2002.

CONSOLIDATED OPERATING RESULTS

        The following is a summary of our consolidated results of operations for the three-month and nine-month periods ended September 30, 2003 and September 30, 2002. Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments. This discussion is followed by a more detailed discussion of operating results by segment. The results of operations for the nine months ended September 30, 2002, include the results of our Montana operations since February 1, 2002, the effective date of the acquisition.

        Consolidated losses on common stock were $52.7 million in the third quarter of 2003, a decrease of $10.4 million from consolidated losses of $63.1 million in the third quarter of 2002. This decrease in consolidated losses on common stock was due to a $28.9 million decrease in loss on discontinued operations off set by a $12.3 million increase in general and administrative expenses, primarily due to increased legal and other professional services and employee benefit costs, along with increased interest expense of approximately $11.3 million. Due to our reorganization efforts and bankruptcy filing, we anticipate our fees for professional services will continue to significantly exceed prior year amounts. Annual premium requirements for directors and officers liability insurance increased significantly beginning in June 2003, and as a result we expect general and administrative expenses to increase by approximately $2.0 million per quarter related to this matter. Included in investment income and other during the third quarter of 2003, we recorded an impairment charge of $9.1 million related to the carrying value of our note receivable from CornerStone. The impairment charge was based on our current estimate of recoverability of this asset. Consolidated losses on common stock were $100.6 million for the nine months ended September 30, 2003, an improvement of $36.3 million over 2002. The improvement was primarily a result of improved gross margin of $37.4 million, reduced losses on discontinued operations of $91.8 million and a loss on debt extinguishments of $20.7 million in 2002, offset by an increase in operating expenses of $71.9 million and increased interest expense of $43.3 million in 2003.

SEGMENT INFORMATION

ELECTRIC UTILITY SEGMENT OPERATIONS

        Revenues in the third quarter of 2003 were $183.9 million, an increase of $31.2 million, or 20.4%, from results in the third quarter of 2002. The increase was primarily due to a $23.4 million increase in revenue recovered for purchased power supply costs. As these costs are also reflected in cost of sales, there is no gross margin impact. Also contributing to the increase was $8.1 million due to a 6.9% increase in retail volumes including the addition of Montana customers that moved back to retail from customer choice. In addition, a 10.5% increase in wholesale volumes caused a $1.3 million increase in revenue. Revenues for the nine months ended September 30, 2003 of $514.6 million were $146.0 million, or 39.6%, higher than revenues for the comparative nine months of 2002. The January 2003 results of our Montana operations contributed approximately $47.8 million of this increase. In addition, revenues from February through September 2003, as compared to the same period in 2002, increased approximately $98.2 million, primarily due to an $85.7 million increase in revenue recovered for purchased power supply costs. Also contributing to the increase was $7.4 million due to a 10% increase in retail volumes and $5.1 million due to a 1.9% increase in wholesale volumes from our Montana operations and a 52.9% increase in average wholesale price from our South Dakota operations.

        Cost of sales in the third quarter of 2003 was $88.8 million, an increase of $33.2 million, or 59.7%, from results in the third quarter of 2002. Purchased power supply costs, which are recovered in rates, increased $23.4 million as a result of new power supply agreements effective July 1, 2002. Retail and wholesale cost of sales increased approximately $9.5 million in 2003 as compared to 2002 due to the increased volumes discussed above. For the nine months ended September 30, 2003, costs of

$242.1 million were $115.3 million higher than costs for the nine months ended September 30, 2002. The January 2003 results of our Montana operations contributed approximately $23.9 million of this increase. Purchased power supply costs, which are recovered in rates, increased for February through September 2003, as compared to 2002, by $85.7 million as a result of new power supply agreements effective July 1, 2002. In addition, retail and wholesale cost of sales were approximately $7.3 million higher in 2003 as compared to 2002 due to the increased volumes discussed above. A $1.5 million decrease in costs for transmitting energy across our lines for others partially offset these increases.

        Gross margin in the third quarter of 2003 was $95.2 million, a decrease of $2.0 million over gross margin in the third quarter of 2002. This decrease was primarily due to costs related to the increased volumes discussed above. As a percentage of revenue, gross margin in the third quarter of 2003 was 51.7%, compared to 63.6% in the second quarter of 2002. Gross margin as a percentage of revenue is impacted by the fluctuations that occur in power supply costs, which are collected in rates from customers. While these fluctuations impact gross margin as a percentage of revenue, they have no actual impact on gross margin amounts. For the nine months ended September 30, 2003, margins of $272.5 million were $30.7 million, or 12.7%, higher than margins for the nine months ended September 30, 2002. The January 2003 results of our Montana operations contributed $23.9 million of this increase. Higher retail and wholesale volume sales, higher average wholesale price and decreased transmission costs resulted in an increase of $6.8 million for the period of February through September of 2003 as compared to 2002. Margins as a percentage of revenues decreased to 53.0% for the nine months ended September 30, 2003, from 65.6% for the nine months ended September 30, 2002. Similar to the quarterly change, this is a result of power supply cost fluctuations, which do not impact gross margin amounts.

        Operating, general and administrative expenses in the third quarter of 2003 were $46.4 million, compared to $46.6 million in the third quarter of 2002. Depreciation in the third quarter of 2003 was $13.8 million, a $0.7 million increase from depreciation in the third quarter of 2002 of $13.1 million. Operating, general and administrative expenses for the nine months ended September 30, 2003 were $140.2 million, an increase of $18.1 million over the comparative nine months of 2002. The January 2003 results of our Montana operations contributed approximately $12.2 million of this increase. The additional increase of $5.9 million was primarily due to increased legal, environmental, and employee benefit costs. Depreciation for the nine months ended September 30, 2003 was $40.9 million, an increase of $4.4 million over depreciation for the nine months ended September 30, 2002. The January 2003 results of our Montana operations contributed approximately $3.7 million of this increase.

        Operating income in the third quarter of 2003 was $35.0 million, a decrease of $2.4 million, or 6.4%, from $37.4 million in the third quarter of 2002. The decrease was primarily attributable to the decreased gross margin and increased operating expenses discussed above. For the nine months ended September 30, 2003, operating income was $91.4 million, an increase of $8.2 million from $83.2 million in the nine months ended September 30, 2002. The January 2003 results of our Montana operations contributed approximately $8.1 million of this increase.

NATURAL GAS UTILITY SEGMENT OPERATIONS

        Revenues in the third quarter of 2003 were $48.9 million, an increase of $20.2 million, or 70.5%, from results in the third quarter of 2002. Revenues increased $11.5 million due to increased gas supply costs. As these costs are also reflected in cost of sales, there is no gross margin impact. Also contributing to the increase was a $9.3 million increase in wholesale and retail revenues. Wholesale revenues increased due to 17.5% higher volumes resulting from the addition of ethanol plants and higher daily gas prices of 73.2%. Retail revenues increased primarily due to a 3.1% increase in volumes. For the nine months ended September 30, 2003, revenues were $237.8 million, or $77.9 million higher than revenues for the comparative nine months of 2002 of $160.0 million. The

January 2003 results of our Montana operations contributed approximately $20.4 million of this increase. Revenues for February through September 2003, as compared to the same period in 2002, increased $57.5 million due in part to an $18.9 million increase in gas supply costs. These costs are also included in cost of sales, thereby having no impact on gross margin. Also contributing to this increase was a $38.8 million increase in wholesale and retail revenues. Wholesale revenues increased due to the addition of ethanol plant customers, an 11.6% increase in volumes, and higher gas prices in Nebraska of 47.4%. Retail revenues increased as a result of sales to other utilities, partially offset by a 5.9% decrease in volumes. As the revenue from the sales to other utilities benefits our general business customers, these sales are included in cost of sales, thereby having no impact on gross margin.

        Cost of sales in the third quarter of 2003 was $31.7 million, an increase of $19.6 million, or 163.4%, from results in the third quarter of 2002. Wholesale and retail costs increased $7.2 million mainly as a result of the higher wholesale prices and increased volumes discussed above. In addition, gas supply costs increased $12.4 million, including $0.9 million in supply costs as a result of a July 3, 2003 interim order from the MPSC disallowing the recovery of certain gas supply costs. The MPSC also rejected a motion for reconsideration filed by us on July 14, 2003. We filed suit in district court on July 28, 2003 seeking to overturn the MPSC's decision to disallow recovery of these costs. Assuming our average forecast price over the next nine months occurs, the disallowance on the volumes at the imputed price compared to market price would be approximately $4.1 million for the period July 1, 2003, through June 30, 2004. For the nine months ended September 30, 2003, cost of sales was $161.4 million, an increase of $74.4 million as compared to the first nine months of 2002. The January 2003 results of our Montana operations contributed approximately $9.5 million of this increase. Gas supply costs increased $26.0 million, including a $7.1 million write-off of supply costs as a result of the MPSC's disallowance of certain gas supply costs. In addition, wholesale and retail costs increased $38.9 million. Wholesale costs increased as a result of the increased volumes and retail costs increased due to the sales to other utilities.

        Gross margin in the third quarter of 2003 was $17.2 million, an increase of $0.6 million, or 3.5%, compared to the third quarter of 2002. This increase was primarily due to $1.5 million higher wholesale and retail sales. As a percentage of revenues, gross margin decreased to 35.2% in the third quarter of 2003 from 58.1% in the third quarter of 2002. Gross margin as a percentage of revenue is impacted by the fluctuations that occur in retail costs, which are collected from customers through rates. Margins for the nine months ended September 30, 2003 were $76.4 million, or $3.4 million higher than the comparative nine months of 2002. The January 2003 results of our Montana operations contributed approximately $10.6 million of this increase. Margins for February through September 2003, as compared to the same period in 2002, decreased $7.4 million primarily due to the MPSC's disallowance of $7.1 million in gas supply costs. As with the quarter, margin percentages decreased to 32.1% for the first nine months of 2003 from 45.6% for the first nine months of 2002.

        Operating, general and administrative expenses in the third quarter of 2003 decreased $0.7 million due to operating efficiency measures instituted to counter decreased margins. Depreciation expense increased $1.1 million from depreciation in the third quarter of 2002 of $2.6 million. Operating, general and administrative expenses for the nine months ended September 30, 2003 were $44.4 million, an increase of $4.1 million, or 10.1%, from results in the comparative nine months of 2002. The January 2003 results of our Montana operations contributed approximately $3.5 million of this increase. The remaining increase was primarily due to increased legal and employee benefit costs. Depreciation expense increased $2.5 million over depreciation for the nine months ended September 30, 2002. The January 2003 results of our Montana operations contributed approximately $1.0 million of this increase.

        Operating loss in the third quarter of 2003 was $0.8 million, compared to an operating loss of $1.1 million in the third quarter of 2002. For the nine months ended September 30, 2003, operating income of $21.4 million was $3.2 million less than operating income for the nine months ended September 30, 2002. The January 2003 results of our Montana operations contributed an increase of approximately $6.4 million, which was offset by the MPSC's disallowance $7.1 million in gas supply costs and increased legal and employee benefit costs.

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

        Revenues in the third quarter of 2003 were $2.5 million, a decrease of $0.3 million from results in the third quarter of 2002. For the nine months ended September 30, 2003, revenues were $7.2 million, a decrease of $2.0 million from revenues for the nine months ended September 30, 2002. The decrease is due primarily to the decrease in unregulated activities.

        Cost of sales in the third quarter of 2003 was $0.7 million, a decrease of $2.4 million from results in the third quarter of 2002. Cost of sales for the nine months ended September 30, 2003 were $2.0 million, a decrease of $5.3 million as compared to cost of sales for the comparative nine months of 2002. These decreases are due to a decrease in unregulated activities.

        Gross margin in the third quarter of 2003 was $1.9 million, an increase of $2.1 million from results in the third quarter of 2002. For the nine months ended September 30, 2003, margins of $5.2 million were $3.3 million higher than margins for the nine months ended September 30, 2002 due primarily to the addition of non-utility operations acquired with the Montana operations.

        Operating, general and administrative expenses in the third quarter of 2003 were $17.9 million, an increase of $13.2 million over results in the third quarter of 2002 due primarily to a dramatic increase in legal and professional fees related to our restructuring efforts, defense of litigation and increased regulatory inquiries. Operating, general and administrative expenses for the nine months ended September 30, 2003, were $42.2 million as compared to $11.5 million for the nine months ended September 30, 2002. Approximately $6.1 million of reorganization related expenses were incurred prior to September 14, 2003. This increase was primarily due to legal and professional fees for the reasons discussed above. Annual premium requirements for directors and officers liability insurance increased significantly beginning in June 2003, and as a result we expect general and administrative expenses to increase by approximately $2.0 million per quarter related to this matter. In addition, we recognized a $12.4 million impairment charge on our Montana First Megawatts generation project during the second quarter of 2003.

        Operating losses were $16.6 million in the third quarter of 2003, an increase of $10.9 million from losses of $5.7 million in the third quarter of 2002, due to increased legal and professional fees as discussed above. For the nine months ended September 30, 2003, operating losses were $50.9 million, an increase of $39.5 million from losses of $11.4 million for the nine months ended September 30, 2002, due to the impairment charges and professional fees discussed above.

DISCONTINUED COMMUNICATIONS SEGMENT OPERATIONS

        NorthWestern, NorthWestern Capital Corporation, NorthWestern Growth Corporation and Expanets have entered into an Asset Purchase and Sale Agreement with Avaya, Inc. (NYSE: AV) in connection with the sale of substantially all of the assets and business of Expanets. Under the terms of the agreement, Avaya will purchase substantially all of the Expanets assets for $152 million in cash, less payment of an outstanding note of approximately $27 million to a third party, certain working capital adjustments, the payment of transaction costs and certain other excluded liabilities. We currently estimate that we will receive net cash proceeds ranging between $70 and $80 million. As previously announced, Expanets engaged Bear, Stearns & Co. to conduct an auction of the Expanets business subject to defined auction procedures. At the auction held on October 29, 2003, the final bid by Avaya was accepted by Expanets. NorthWestern, as controlling shareholder, has consented to the transaction. Expanets was not included in our Chapter 11 filing. Expanets will continue operations in the ordinary course of business until the transaction is closed. The closing is expected to occur prior to the end of November 2003, subject to the satisfaction of certain conditions. During the third quarter of 2003, we recognized an estimated loss on disposal of $30 million based on the terms of the transaction.

        Summary financial information for the discontinued Expanets operations is as follows (in thousands):

	Three months ended
	September 30, 2003	September 30, 2002
Revenues	$163,054	$172,263

Loss before income taxes and minority interests	(7,264)	(12,124)
Estimated loss on disposal	(30,000)	—

Income tax benefit (provision)	(1,381)	13,406

Income (Loss) from discontinued operations, net of income taxes and minority interests	$(38,645)	$1,282

	Nine months ended
	September 30, 2003	September 30, 2002
Revenues	$491,721	$546,905

Income (Loss) before income taxes and minority interests	7,091	(57,878)
Estimated loss on disposal	(30,000)	—
Minority interests	—	11,152
Income tax benefit (provision)	(1,634)	30,977

Income (Loss) from discontinued operations, net of income taxes and minority interests	$(24,543)	$(15,749)

        Expanets' income before income taxes and minority interests for the nine months ended September 30, 2003 includes a gain on debt extinguishment of $27.3 million.

DISCONTINUED HVAC SEGMENT OPERATIONS

        Blue Dot has sold 25 businesses (with annualized revenues of approximately $179.1 million) during the nine months ended September 30, 2003, generating approximately $13.8 million in cash, of which a portion was used to pay down its credit facility provider and a portion was retained for working capital purposes. An additional 13 businesses (with annualized revenues of approximately $112.4 million) have been sold since September 30, 2003, for proceeds of approximately $10.6 million. As of September 30, 2003, the Blue Dot credit facility balance was $9.1 million. Since September 30, 2003, the credit facility has been paid off in its entirety from sales proceeds and working capital at Blue Dot. Blue Dot anticipates selling substantially all of its remaining businesses by June 30, 2004. Summary financial information for the discontinued Blue Dot operations is as follows (in thousands). The operating results for the three and nine months ended September 30, 2003 reflect the results of operations of the 25 sold businesses through the dates of such sales:

	Three months ended
	September 30, 2003	September 30, 2002
Revenues	$112,186	$131,925

Income before income taxes and minority interests	3,153	2,420
Gain on disposal	12,921	—
Income tax provision	(441)	(801)

Income from discontinued operations, net of income taxes	$15,633	$1,619

	Nine months ended
	September 30, 2003	September 30, 2002
Revenues	$338,427	$344,183

Loss before income taxes and minority interests	3,500	(317)
Gain on disposal	11,208	—
Minority interests	—	3,762
Income tax benefit (provision)	(1,032)	115

Income (Loss) from discontinued operations, net of income taxes	$13,676	$3,560

LIQUIDITY & CAPITAL RESOURCES

Cash Flow and Cash Position

        Our financial condition has been significantly and negatively affected by the poor performance of our non-energy businesses and our significant indebtedness.

        Effective as of September 14, 2003, the Bankruptcy Court gave interim approval for access of up to $50 million of our $100 million DIP Facility. Following hearings held on November 6, 2003, the Bankruptcy Court gave final approval to the DIP Facility and our access will increase to $85 million under this facility. A final order to evidence the Court's oral ruling is in the process of being entered. Access to the balance is subject to obtaining necessary regulatory approvals. The DIP Facility bears interest at a variable rate tied to the Eurodollar rate plus a spread of 3.00% or at the prime rate plus a spread of 1.00%. The DIP Facility expires on September 18, 2004. The DIP Facility requires that we maintain certain other financial covenants and restricts liens, indebtedness, capital expenditures, dividend payments and sales of assets. As of November 13, 2003, we have not yet borrowed under the DIP Facility however, we have issued letters of credit in the approximate amount of $6 million.

        We have reached an agreement with Credit Suisse First Boston, or CSFB, and a group of lenders, to amend and restate the terms of our $390 million pre-petition credit facility, or the Amended Credit Facility. The Amended Credit Facility has been approved by the Bankruptcy Court on an interim basis and we anticipate the Bankruptcy Court will enter final approval in December 2003. The Amended Credit Facility will provide advantages to NorthWestern, including, among other things, lower interest expense and may remain outstanding upon NorthWestern's emergence from the Chapter 11 proceedings. At NorthWestern's option, the Amended Credit Facility bears interest at a variable rate tied to the Eurodollar rate, as defined in the Amended Credit Facility, plus a spread of 5.50%, or at an alternate base rate, as defined by the Amended Credit Facility, plus a spread of 3.50%. There is no longer a minimum floor for the Eurodollar rate or the alternate base rate. As a result of this amendment, we estimate annualized interest expense will be reduced by approximately $6 million.

        Due to the sharp declines in the United States equity markets since the third quarter of 2000, the value of our pension plan assets has decreased significantly. We made pension contributions of approximately $10.2 million during the third quarter of 2003. We estimate contributions of approximately $20 million could be necessary in each calendar year 2004 and 2005, based on current market conditions.

        As of September 30, 2003, cash and cash equivalents were $28.2 million, compared to $26.6 million at December 31, 2002. The increase in cash is principally the result of the net proceeds received from the closing of our new senior secured term loan in February 2003 and investment sales, net of other debt principal payments and working capital needs.

        Cash flows used in continuing operations during the nine months ended September 30, 2003 were $104.7 million compared to cash provided by continuing operations of $78.9 million during the nine months ended September 30, 2002. Cash used in operating activities was composed primarily of net loss of $85.7 million adjusted for non-cash items of $99.2 million offset by cash used due to changes in operating assets and liabilities of $118.3 million. Cash flows from operations have deteriorated significantly during the nine months ended September 30, 2003, primarily due to our deteriorating financial condition, reduced vendor credit terms (including requirement of deposits), increased legal and professional fees, and increased interest expense. As a result of our bankruptcy filing, we anticipate our cash flows from operations will improve during the fourth quarter of 2003, primarily due to our inability to pay certain pre-petition liabilities, including interest on unsecured debt. In addition, we expect to return to more favorable credit terms with our vendors.

        Cash flows provided by investing activities were $27.9 million in the first nine months of 2003 compared to cash used of $563.7 million in the first nine months of 2002. The change was principally due to the acquisition of our Montana operations during 2002, which accounted for approximately $502.8 million. Cash flows provided by financing activities were $79.8 million in the first nine months of 2003 compared to $719.4 million in the first nine months of 2002. In the first nine months of 2003 we received proceeds of $390.0 million under a new senior secured term loan, which was used to repay $255.0 million on our credit facility. In the first nine months of 2002, we received proceeds of $720.0 million from the issuance of senior notes, which was used to acquire our Montana operations and repay existing debt.

Material Borrowings

        At September 30, 2003, we had a common stockholders' deficit of $556.6 million and currently have approximately $2.2 billion in debt and trust preferred instruments outstanding. The following table shows our contractual cash obligations and commercial commitments as of September 30, 2003 without regard to the reclassification of long-term secured debt to current:

Commitments	Total	2003	2004	2005	2006	2007	Thereafter
	(in thousands)
Debt Not Subject to Compromise:
Senior Secured Term Loan(1)	$387,075	$975	$3,900	$3,900	$378,300	$—	$—
South Dakota Mortgage Bonds, 7.00% and 7.10%	115,000	—	—	60,000	—	—	55,000
South Dakota Pollution Control Obligations, 5.85% and 5.90%	21,350	—	—	—	—	—	21,350
Montana First Mortgage Bonds, 7.00%, 7.30%, 8.25% and 8.95%	157,197	—	—	5,386	150,000	365	1,446
Discount on Montana First Mortgage Bonds	(3,716)	—	—	—	—	—	(3,716)
Montana Pollution Control Obligations, 6.125% and 5.90%	170,205	—	—	—	—	—	170,205
Montana Secured Medium Term Notes, 7.23% and 7.25%	13,000	—	—	—	—	—	13,000
Montana Natural Gas Transition Bonds, 6.20%	46,502	—	4,052	4,744	4,712	5,248	27,746
Other debt, various	1,123	—	321	343	221	238	—
Capital leases(2)	13,154	460	3,327	1,987	1,882	1,535	3,963

Total Debt Not Subject to Compromise	920,890	1,435	11,600	76,360	535,115	7,386	288,994
Debt Subject to Compromise:
Senior Unsecured Notes, 7 7/8% and 8 3/4%	720,000	—	—	—	—	250,000	470,000
Senior Unsecured Debt, 6.95%	105,000	—	—	—	—	—	105,000
Montana Unsecured Medium Term Notes, 7.07%, 7.96% and 7.875%	40,000	—	—	—	15,000	—	25,000

Total Debt Subject to Compromise	865,000	—	—	—	15,000	250,000	600,000
Total Mandatorily Redeemable Preferred Securities of Subsidiary Trusts:	365,550	—	—	—	—	—	365,550
Future minimum operating lease payments(3)	227,089	388	32,595	32,572	32,527	32,287	96,720
Qualifying Facilities(4)	425,768	7,162	10,171	3,932	5,787	7,412	391,304
Power Purchase Contracts(5)	1,518,249	70,452	267,772	256,408	194,583	126,891	602,143
Interest payments on existing debt and preferred securities	2,052,882	58,365	171,110	169,270	161,771	108,540	1,383,826

Total Commitments	$6,375,428	$137,802	$493,248	$538,542	$944,783	$532,516	$3,728,537

(1)
This facility was used to repay our $280 million credit facility on February 10, 2003.

(2)
The capital lease obligations are principally used to finance equipment purchases.

(3)
While not included on this schedule, NorthWestern has a residual value guarantee related to certain vehicles under operating leases by Expanets and Blue Dot, in the event of default and subsequent failure to cure such default. At September 30, 2003, the amount of this financial guarantee was approximately $0.8 million and $13.5 million related to Expanets and Blue Dot, respectively. In connection with the various sales of Blue Dot businesses, the buyers have assumed and/or the vehicle lessor has agreed to terminate the NorthWestern guarantee of Blue Dot's performance under the vehicle leases.

(4)
With the acquisition of our Montana operations, we assumed a liability for expenses associated with certain Qualifying Facilities Contracts, or QFs. The QFs require us to purchase minimum amounts of energy at prices ranging from $65 to $138 per megawatt hour through 2029. Our gross contractual obligation related to the QFs is approximately $1.8 billion. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $1.4 billion. We established a liability as of the date of acquisition of $134.3 million, which represents the net present value, utilizing a discount rate of 8.75% of the difference between our obligations under the QFs and the related amount recoverable in rates. The obligation and payments reflected on this schedule represent the gross contractual obligation less amounts recoverable through rates. In light of the executory nature of the QF power sales agreements and certain out-of-market pricing and escalation terms, we are evaluating our options with respect to continued purchases under these contracts. On October 7, 2003, we entered into a formal stipulation agreement with the two largest QFs to ensure that all parties continue to perform their respective duties under the power sales contracts and to avoid litigation concerning rights and obligations of the parties. This stipulation will facilitate continued discussions among the parties with respect to possible restructuring of the QF power sales agreements.

(5)
We have entered into various purchase commitments, largely purchased power, coal and natural gas supply, electric generation construction and natural gas transportation contracts. These commitments range from one to 30 years.

        Each of the debt agreements, mandatorily redeemable preferred securities of subsidiary trust and capital and operating leases described in the above-referenced table, as well as other contractual obligations including the Blue Dot exchange agreements and the obligations under the Defined Benefit Pension and Postretirement Benefit Plans are described under the caption "Description of Indebtedness and Other Contractual Obligations" in our most recent Annual Report on Form 10-K.

Performance Bonds

        Expanets has various performance bonds and guarantees in place to cover the installation of equipment and inventory purchases. The maximum potential payout under these performance bonds is $16.6 million and $49.9 million as of September 30, 2003 and December 31, 2002, respectively.

        In May 2003 a vendor of Expanets presented a claim against a performance bond. We advanced $10 million in satisfaction of this claim pursuant to a previously existing indemnity agreement supporting the performance bond. Expanets has repaid $500,000 on the advance. Expanets has located and is using alternative supply sources.

        Blue Dot has various license, bid and performance bonds in place to secure the performance of contracts and the adequate provision of services. The maximum potential payout under these performance bonds is $7.2 million and $14.3 million as of September 30, 2003 and December 31, 2002, respectively.

        We have issued indemnity agreements that support the outstanding performance bonds of Expanets and Blue Dot.

Letters of Credit

        We have various letter of credit requirements and other collateral obligations of approximately $24.0 million and $48.1 million as of September 30, 2003 and December 31, 2002, respectively. Approximately $9 million and $18.6 million of these obligations as of September 30, 2003 and December 31, 2002, respectively, serve to support performance bonds primarily related to Expanets and Blue Dot. In addition, included in other assets at September 30, 2003 is $7.1 million of deposits that support performance bonds related to Expanets and Blue Dot. No such amounts existed at December 31, 2002.

Other Contractual Obligations

        On June 19, 2002, NorthWestern Energy Marketing, LLC (NEM), our power marketing subsidiary, entered into two five-year power supply contracts to supply a total of approximately 20 megawatts of electricity to customers located in Montana. These supply obligations commenced on July 1, 2002 and continue through June 30, 2007. NEM secured supply to cover these contractual obligations through June 30, 2003. Due to our financial condition, NEM has been unable to secure a source of power to cover its contractual obligation subsequent to June 30, 2003. Based on the uncertainty of supply, as of July 1, 2003, the two customers elected to secure their power supply needs from the Montana default supply. Shortly thereafter, the customers notified NEM that they would seek damages to compensate them for their increased power supply costs. NEM reached a settlement with its two customers on October 27, 2003, and subsequently paid $1.5 million in full settlement of its obligations.

        The proposed sale of Expanets' assets and business could result, upon the lapse of various notice and cure periods, in a default in Expanets' credit agreement with Avaya. The holder of the note issued under the credit agreement, could accelerate payment of the note upon such a default. We guaranteed payment by Expanets of the note, which was formerly held by Avaya and currently evidences indebtedness in an amount equal to $27.1 million. Expanets may not have sufficient funds to satisfy this obligation and our guarantee could be called on by the holder of the note, although any action to enforce the guarantee would likely be subject to a stay in Bankruptcy Court and would, while subject to the stay, not trigger any cross-defaults under other NorthWestern debt instruments. If the sale of Expanets' assets to Avaya is consummated, the note will be paid from the proceeds at closing and our obligations under the guarantee will be cancelled. If the sale of Expanets' assets is not consummated, Expanets will remain obligated to pay the amounts owing under the note, which unless accelerated comes due in 2004. We have no intention of providing additional funds to Expanets if it does not have sufficient funds to satisfy this obligation. We are also prohibited by the MPSC from making advances of more than $10 million in the aggregate to our non-regulated businesses without their prior consent. Default in our obligation to pay the note pursuant to our guarantee could result in a default under our various credit agreements.

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

        NorthWestern has indicated that it believes its obligations with respect to Expanets' instruments have expired and that, in any event, no additional funds will be provided while NorthWestern pursues the sale or disposition of those businesses or their assets. The maximum aggregate amount of payments that may be required of NorthWestern under the various Expanets agreements is $3.2 million as of September 30, 2003.

        The maximum aggregate amount of payments that may be required of NorthWestern under the various Blue Dot agreements is approximately $10.3 million as of September 30, 2003, of which approximately $2.9 million may be required within the next twelve months. From the period of September 30, 2003 to November 7, 2003, Blue Dot has sold 13 businesses that will result in a decrease in the maximum aggregate amount of payments that may be required of NorthWestern of $3.8 million, of which approximately $0.6 million would have been required within the next twelve months.

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

Bankruptcy Related Risks

Our Plan of Reorganization may not be timely finalized, may not be confirmed by the Bankruptcy Court, and may not be successfully consummated.

        Our future results are dependent upon successfully obtaining approval, confirmation and implementation of a plan or plans of reorganization. We continue to negotiate with our creditors to formulate and reach agreement on a plan of reorganization. However, there can be no assurance that such agreement will be reached. Under Chapter 11, for 120 days after the Petition Date the debtor has the exclusive right to propose and file a plan of reorganization with the Bankruptcy Court and an additional 60 days within which to solicit acceptance by creditors and equity security holders of any such plan. The Bankruptcy Court may shorten or extend the period of exclusivity for cause shown and, as long as the period of exclusivity continues, no other party may file a plan of reorganization. In addition, we may request an extension of the exclusivity period. However, there can be no assurance that the Bankruptcy Court will grant such an extension. Even if we file a plan of reorganization within the period of exclusivity, there can be no assurance that the proposed plan of reorganization will be confirmed by the Bankruptcy Court. Section 1129 of Chapter 11 requires, among other things, a showing that confirmation of the plan will not be followed by liquidation or the need for further financial reorganization, and that the value of distributions to dissenting holders of claims and interests may not be less than the value such holders would receive if the Company were liquidated under Chapter 7 of the United States Bankruptcy Code. There can be no assurance that the Bankruptcy Court will conclude the plan satisfies the requirements of Section 1129. Conversely, the Bankruptcy Court may confirm a plan even though it was not accepted by one or more impaired classes of creditors, if certain requirements of Chapter 11 are met.

        We have not yet submitted a plan or plans to the Bankruptcy Court for approval and cannot make any assurance that we will be able to submit and obtain confirmation of any such plan or plans in a timely manner. If we fail to obtain confirmation of a plan of reorganization within the exclusivity period and the Bankruptcy Court terminates the exclusivity period, any party in interest, including a creditor, an equity security holder or a committee of creditors may file a plan of reorganization for us.

        Currently, it is not possible to predict with certainty the length of time we will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on our business or on the interests of the various creditors and stakeholders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before equity holders can receive any distribution. The ultimate recovery to equity holders, if any, will not be determined until confirmation of a plan or plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to the our equity interests in the bankruptcy proceedings, and the value of the equity could be substantially diluted or cancelled.

        Any plan of reorganization in the Chapter 11 proceedings will likely provide for certain conditions that must be fulfilled prior to the effective date of the plan. Therefore, even if the Bankruptcy Court confirms the plan, consummation of the plan will likely be dependent upon a number of other conditions. There can be no assurance that any or all of the conditions in the plan will be met (or waived) or that the other conditions to consummation of the plan, if any, will be satisfied. Accordingly, we can provide no assurances that the plan will be consummated and the restructuring completed. If a plan is not timely consummated, it could result in our Chapter 11 proceedings becoming protracted or being converted into Chapter 7 liquidation proceedings, either of which could substantially erode the value of our enterprise to the detriment of all stakeholders.

The Creditors' Committee and other parties in interest may not support our positions in the Chapter 11 proceedings.

        The Creditors' Committee appointed in the bankruptcy proceedings has the right to be heard on all matters that come before the Bankruptcy Court. There can be no assurance that the Creditors' Committee, our equity holders or other parties in interest will support our positions in the bankruptcy proceeding or the plan(s) of reorganization once proposed, and disagreements between us and the committee could protract the bankruptcy proceedings, could negatively impact our ability to operate during bankruptcy and could delay our emergence from bankruptcy.

Our Chapter 11 proceedings may result in a negative public perception of us that may adversely affect our relationships with customers and suppliers, as well as our business, results of operations and financial condition.

        Even if we submit a plan of reorganization that is confirmed by the Bankruptcy Court and consummated by us, our Chapter 11 filing and the resulting uncertainty regarding our future prospects may hinder our ongoing business activities and its ability to operate, fund and execute our business plan by (i) impairing relations with existing and potential customers; (ii) negatively impacting our ability to attract, retain and compensate key executives and associates and to retain employees generally; (iii) limiting our ability to obtain trade credit; (iv) and impairing present and future relationships with vendors and service providers.

We believe that holders of certain claims and interests will receive no distributions under the Plan of Reorganization.

        Under Chapter 11, the rights and treatment of pre-petition creditors and equity security holders may be substantially altered. At this time, it is not certain what effect the Chapter 11 proceedings will have on our creditors and common stockholders. Under the priority scheme established by Chapter 11, certain post-petition liabilities and pre-petition liabilities need to be satisfied before stockholders are entitled to receive any distribution. The ultimate recovery to our creditors and common stockholders, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, ultimately will be ascribed in the Chapter 11 proceedings to each of these constituencies. Under any plan of reorganization in the Chapter 11 proceedings, management of NorthWestern expects that unsecured claims against the Company will be satisfied at a fraction of their face value, and that there will be no value available for distribution to the common stockholders of the Company. Because of this possibility, any investment in the Company is highly speculative. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any equity or debt securities of the Company.

We have incurred, and expect to continue to incur, significant costs associated with the Chapter 11 proceedings.

        We have incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to have a significant adverse affect on the results of operations and cash flows.

We must replace our debtor-in-possession credit facility in order to emerge from bankruptcy and continue normal operations.

        On September 16, 2003, the Bankruptcy Court gave interim approval for access of up to $50 million of the $100 million debtor-in-possession financing facility arranged by the company with Bank One, N.A. Following hearings held on November 6, 2003, the Bankruptcy Court gave final approval to the DIP Facility and our access will increase to $85 million under this facility. A final order to evidence the Court's oral ruling is in the process of being entered. Access to the balance is subject to obtaining necessary regulatory approvals. The DIP Facility bears interest at a variable rate tied to the Eurodollar rate plus a spread of 3.00% or at the prime rate plus a spread of 1.00%. The DIP Facility expires on September 18, 2004.The DIP Facility is intended to provide us with financing during our reorganization. We will need a replacement financing, known as an exit facility, to provide financing following our recapitalization. We use our DIP Facility to provide the cash for our daily operations and to finance our capital expenditures. If we do not obtain a replacement facility in a timely fashion, we may not be able to implement our recapitalization.

Our ability to raise capital and the liquidity of our stock may be adversely affected by the fact that our shares are not listed on the New York Stock Exchange or other major exchange.

        On September 15, 2003, in connection with our Chapter 11 filing the New York Stock Exchange (NYSE) suspended trading on our common stock and all series of our trust preferred securities. On October 10, 2003, the SEC issued an order granting the application of the NYSE to delist our common stock and trust preferred securities. Our common shares are now quoted on Nasdaq's OTC Bulletin Board. The fact that our common stock and all series of our trust preferred securities are not listed on the New York Stock Exchange or any other major exchange could reduce the liquidity of such securities and make it more difficult for a stockholder to obtain accurate quotations as to the market price of such securities. Reduced liquidity of our common stock and all series of our trust preferred securities also may reduce our ability to access the capital markets in the future. In addition, under any plan of reorganization in the Chapter 11 proceedings, it is likely that our existing equity securities will be cancelled and that we will issue new equity securities to certain of our creditors upon our emergence from Chapter 11 in full or partial satisfaction of creditor claims. There can be no assurance that any of our new equity securities issued under the plan of reorganization will be listed on any major exchange.

Our liquidity is dependent on a number of factors.

        Our liquidity generally depends on cash provided by operating activities and access to the DIP Facility. Our ability to continue as a going concern (including our ability to meet post-petition obligations) and the continued appropriateness of using the going concern basis for our financial statements are dependent upon, among other things, (i) our ability to comply with the covenants of the DIP Facility, (ii) our ability to maintain adequate cash on hand, (iii) our ability to continue to generate cash from operations, (iv) confirmation of a plan of reorganization under the Bankruptcy Code and the terms of such plan, (v) our ability to attract, retain and compensate key executives and associates and to retain employees generally and (vi) our ability to achieve profitability following such confirmation.

Our Chapter 11 filings triggered defaults, or termination events, on substantially all of our debt and lease obligations, and certain contractual obligations.

        At September 30, 2003, we had a common stockholders' deficit of $556.6 million and currently have approximately $2.2 billion in debt and trust preferred instruments outstanding. After failing to implement an out-of-court turnaround plan, we filed a petition with the Bankruptcy Court in order to reorganize our capital and debt structure under Chapter 11 of the Bankruptcy Code. The Chapter 11 filing triggered defaults, or termination events, on substantially all of our debt and lease obligations, and certain contractual obligations. However, under Chapter 11, actions by creditors to collect claims on pre-petition debt are stayed or deferred unless specifically ordered by the Bankruptcy Court.

        We may, under certain circumstances, file motions with the Bankruptcy Court to assume or reject our executory contracts. An executory contract is one in which the parties have mutual obligations to perform (e.g., contracts of affreightment, charters, equipment leases and real property leases). Unless otherwise agreed, the assumption of a contract will require that we cure all prior defaults under the related contract, including all pre-petition liabilities. Unless otherwise agreed, the rejection of a contract is deemed to constitute a breach of the agreement as of the moment immediately preceding the Chapter 11 filing, giving the other party to the contract a right to assert a general unsecured claim for damages arising out of the breach. Additional liabilities subject to the proceedings may arise in the future as a result of the rejection of executory contracts, including leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Conversely, the assumption of executory contracts and unexpired leases may convert liabilities shown as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, we are unable to project the magnitude of such claims with any degree of certainty.

If and when we emerge from bankruptcy it is likely that we will continue to be highly leveraged with substantial debt service obligations.

        If and when we emerge from bankruptcy it is likely that we will continue to be highly leveraged with substantial debt service obligations. Our senior credit facilities and other indebtedness could be replaced by new credit facilities with substantial, and possibly more restrictive, covenants. Thus, our leveraged position could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, our substantial leverage position after bankruptcy could:

  •
  limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  require that we dedicate a substantial portion of our cash flow from operations to the payment of principal, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate requirements; and

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete.

Company Specific Risks

Our internal controls and procedures need to be improved.

        We have advised our Audit Committee, in the course of preparing our financial statements for the period ended September 30, 2003, of several continuing deficiencies in internal controls, namely:

  •
  internal accounting controls relating to the EXPERT system, including the evaluation of appropriate reserves for accounts receivable and billing adjustments at Expanets;

  •
  absence of integrated information systems limiting our ability to adequately review subsidiary financial information; and

  •
  the inadequacy of systems integration and data reconciliation.

        These weaknesses (and others now addressed) led to the restatement of our financial statements for the first three quarters of 2002. In addition, we have experienced weaknesses in procedures and documentation relating to intercompany transactions, including lapses in documenting loans or advances to our subsidiaries, which could adversely affect our ability to collect such amounts and could force us to subordinate the collection of such amounts in certain circumstances. If we are unable to substantially improve our internal controls, our ability to report our financial results on a timely and accurate basis will continue to be adversely affected which could have a substantial adverse affect on our ability to operate our business.

We are one of several defendants in a class action lawsuit brought in connection with sale of generating and energy-related assets by The Montana Power Company. If we do not successfully resolve this lawsuit, the insurance coverage does not pay for any damages we are found liable for, or our indemnification claims against TouchAmerica Holdings, Inc. cannot be enforced and reimbursed, our business will be harmed and there will be material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

        We are one of several defendants in a class action lawsuit entitled McGreevey, et al. v. The Montana Power Company, et al., now pending in federal court in Montana. The lawsuit, which was filed by the former shareholders of The Montana Power Company (many of whom became shareholders of Touch America Holdings, Inc. as a result of a corporate reorganization of The Montana Power Company), claims that the disposition of various generating and energy-related assets by The Montana Power Company was void because of the failure to obtain shareholder approval for the transactions. Plaintiffs thus seek to reverse those transactions, or receive fair value for their stock as of late 2001, when plaintiffs claim shareholder approval should have been sought. NorthWestern Corporation is named as a defendant due to the fact that we purchased Montana Power LLC, which plaintiffs claim is a successor to The Montana Power Company. We intend to vigorously defend against this lawsuit. On November 6, 2003, the Bankruptcy Court approved a stipulation between NorthWestern and the plaintiffs in McGreevey, et al. v. The Montana Power Company, et al. The stipulation provides that litigation, as against Northwestern, Clark Fork & Blackfoot LLC, the Montana Power Company, Montana Power LLC and Jack Haffey, shall be temporarily stayed for 180 days from the date of the stipulation. Pursuant to the stipulation and after providing notice to Northwestern, the plaintiffs may move the Bankruptcy Court for termination of the temporary stay. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. If we do not successfully resolve this lawsuit, the insurance coverage does not pay for any damages we are found liable for, or our indemnification claims against TouchAmerica Holdings, Inc. cannot be enforced and reimbursed, our business will be harmed and there will be a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

The impact of ongoing class action litigation and shareholder derivative actions may be material. We are also subject to the risk of additional litigation and regulatory action in connection with the restatement of our 2002 quarterly financial statements and the potential liability from any such litigation or regulatory action could materially harm our business and may have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

        We, and certain of our present and former officers and directors, have been named in several class action lawsuits and shareholder derivative actions commenced in or removed to federal court. We intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

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

        The initiation of any additional securities litigation, together with the pending securities and shareholder derivative lawsuits described in this Quarterly Report, has had a material adverse affect on our business and financial condition. Until such inquiries, investigations, proceedings and litigation is resolved, it will be more difficult to raise additional capital or favorably refinance or restructure our debt or other obligations. If an unfavorable result occurred in any such action, our business and financial condition could be further harmed and there could be an adverse impact on our ability to timely confirm a plan of reorganization. In addition, we have incurred substantial expenses and are likely to incur additional substantial expenses in connection with such litigation and regulatory inquiries and investigations, including substantial fees for attorneys and other professional advisors. We may also be obligated to indemnify officers and directors named as defendants in such action. These expenses, to the extent not covered by available insurance, have and will continue to adversely affect our cash position.

If the MPSC disallows the recovery of the costs incurred in entering into default supply portfolio contracts while we are required to act as the "default supplier," we may not be able to fully recover the costs incurred in procuring default supply contracts, which could adversely affect our net income and financial condition.

        The 1997 Montana Restructuring Act, updated by House Bill 509 in 2003, provides that certain customers be able to choose their electricity supplier during a transition period ending on June 30, 2027. NorthWestern Energy is required to act as the "default supplier" for customers who have not chosen an alternate supplier. The Restructuring Act provides for full recovery of prudently incurred costs for procuring a default supply portfolio of electric power. The default supplier was required to propose a "cost recovery mechanism" for electrical supply procurement costs before March 30, 2002. On April 25, 2002, the MPSC approved our proposed "cost recovery mechanism". Annual filings under this mechanism will address the recovery and tracking of all future electric default supply costs.

        On June 21, 2002, the MPSC issued a final order approving contracts meeting approximately 60% of the default supply winter peak load and approximately 93% of the annual energy requirements. As a result of the order, NorthWestern Energy has implemented a procurement strategy that involves supplying the remainder of the default supply portfolio through open market purchases. Currently, NorthWestern Energy is making short-term purchases to fill intermediate and peak electricity needs. These short-term purchases, along with the MPSC approved base load supply, are being fully recovered through our annual electricity cost tracking process pursuant to which rates are based on estimated electricity loads and electricity costs for the upcoming tracking period and are annually reviewed and adjusted by the MPSC for any differences in the previous tracking year's estimates to actual information. This process is similar to the cost recovery process that has been utilized for more than 20 years in Montana, South Dakota and other states for natural gas purchases for residential and commercial customers. The MPSC further stated that NorthWestern Energy has an ongoing responsibility to prudently administer its supply contracts and the energy procured pursuant to those contracts for the benefit of ratepayers. The MPSC could, in any particular year, disallow the recovery of a portion of the default supply costs if it makes a determination that NorthWestern Energy acted imprudently with respect to implementation of its open market purchase strategy or that the approved supply contracts were not prudently administered. A failure to recover such costs could adversely affect our net income and financial condition. On July 3, 2003, the MPSC issued an order disallowing the recovery of certain gas supply costs. The MPSC also granted an interim order on July 3, 2003 for the projected gas cost adjusted for a portion of the gas portfolio at a fixed price of $3.50 per Mmbtu as opposed to the market price submitted in the original filing, which was higher. Assuming our average forecast price over the next twelve months occurs, the disallowance on the volumes at the imputed price compared to market price would be approximately $4.1 million for the period July 1, 2003, through June 30, 2004.

We are subject to extensive governmental regulations that could impose significant costs or change rates of our operations and changes in existing regulations and future deregulation may have a detrimental effect on our business and could increase competition.

        Our operations and the operations of our subsidiary entities are subject to extensive federal, state and local laws and regulations concerning taxes, service areas, tariffs, issuances of securities, employment, occupational health and safety, protection of the environment and other matters. In addition, we are required to obtain and comply with a wide variety of licenses, permits and other approvals in order to operate our facilities. In the course of complying with these requirements, we may incur significant costs. If we fail to comply with these requirements, we could be subject to civil or criminal liability and the imposition of liens or fines. In addition, existing regulations may be revised or reinterpreted, new laws, regulations, and interpretations thereof may be adopted or become applicable to us or our facilities and future changes in laws and regulations may have a detrimental effect on our business.

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

        Montana law required the MPSC to determine the value of net unmitigable transition costs associated with the transformation of the former The Montana Power Company utility business from a vertically integrated electric service company to a utility providing only default supply and transmission and distribution services. The MPSC was also obligated to set a competitive transition charge, or CTC, to be included in distribution rates to collect those net transition costs. The majority of these transition costs relate to out-of-market power purchase contracts, which run through 2032, that the former owner of our Montana transmission and distribution business was required to enter into with certain "qualifying facilities" as established under the Public Utility Regulatory Policies Act of 1978. The

former owner estimated the pretax net present value of its transition costs over the approximate 30-year period to be approximately $304.7 million in a filing with the MPSC on October 29, 2001. On January 31, 2002, the MPSC issued an Order establishing a CTC that would recover $244.7 million on a net present value basis. While the CTC is designed to adjust and compensate for future changes in sales volumes or other factors affecting actual cost recoveries, the CTC runs through the year 2029, and therefore, we cannot predict with certainty the actual recovery of transition costs. Changes in the recovery of transition costs could affect our net income and financial condition.

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

        Our electric and gas utility business is seasonal and weather patterns can have a material impact on their operating performance. Demand for electricity is often greater in the summer and winter months associated with cooling and heating. Because natural gas is heavily used for residential and commercial heating, the demand for this product depends heavily upon weather patterns throughout our market areas, and a significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Accordingly, our operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer. In the event that we experience unusually mild winters or summers in the future, our results of operations and financial condition could be adversely affected. In addition, exceptionally hot summer weather could add significantly to working capital needs to fund higher than normal power purchases to meet customer demand for electricity.

If we are unable to consummate the proposed sales of the assets of Expanets, Blue Dot and certain of our other non-energy subsidiaries, the value of such entities and our financial condition and results of operations may be materially and adversely affected.

        We have entered into an agreement with Avaya, Expanets, NorthWestern Growth Corporation and NorthWestern Capital Corporation to sell substantially all of the assets and the business of Expanets. Blue Dot has sold 38 businesses as of November 7, 2003, and is attempting to sell substantially all remaining businesses within the next nine months.

        Our efforts to sell assets of our subsidiaries, together with certain liquidity and other issues faced by those entities, may materially and adversely affect the value of such entities. We cannot assure you that we will be able to consummate such asset sales or that any asset sales will be at or greater than the current net book value of such assets. If we are unable to consummate any of the proposed asset sales, our financial condition and results of operations may be materially harmed by the diminution in value of the assets or entity, expenses of the attempted sale or liabilities of the entity that we may be obligated to pay. Even if we are able to consummate these asset sales, we believe our current common securities outstanding will have no remaining value.

        In particular, each of Blue Dot and Expanets has limited cash to meet its obligations and each faces liquidity concerns in the near term. We have previously announced that we will not provide additional funding to either entity. If the proposed asset sales by these entities are not consummated on a timely basis, they will have to locate their own independent source of funds. If either company is unable to obtain necessary financing or to maintain adequate bonding capacity, it will result in a serious disruption in its business and materially and adversely impair its value. Neither of those companies may have sufficient working capital to satisfy its debt obligations as they mature or in the event of an acceleration of all or a significant portion of its outstanding indebtedness. In addition, a failure to consummate planned asset sales may contribute to existing uncertainty and concern on the part of the employees, suppliers and customers of Blue Dot and Expanets. Existing employees, including key managers, and customers may elect to leave those businesses because of these issues or in anticipation of a sale of the business or its assets, and it may be difficult to attract replacements if the sale is not consummated. In some cases we may not have non-competition agreements or only limited ability to enforce such agreements with respect to such departing employees. In addition, because of Blue Dot's decentralized business model, disparate systems, changes in personnel, potentially disgruntled employees, and coupled with the uncertain business environment, there exists a heightened risk of internal control lapses. The proposed sale of Expanets' assets and business to Avaya could result in significant disruption to Expanets position as a distributor of products for competitors of Avaya. If the sale is not consummated with Avaya, this potential disruption could cause long-term impacts with suppliers and employees.

        The proposed sale of Expanets' assets and business could result, upon the lapse of various notice and cure periods, in a default in Expanets' credit agreement with Avaya. The current holder the note issued under the credit agreement, could accelerate payment of the note upon such a default. We guaranteed payment by Expanets of the note, which was formerly held by Avaya and currently evidences indebtedness in an amount equal to $27.1 million. Expanets may not have sufficient funds to satisfy this obligation and our guarantee could be called on by the holder of the note, although any action to enforce the guarantee would likely be subject to a stay in Bankruptcy Court and would, while subject to the stay, not trigger any cross-defaults under other NorthWestern debt instruments. If the sale of Expanets' assets to Avaya is consummated, the note will be paid from the proceeds and our obligations under the guarantee will be cancelled. If the sale of Expanets' assets is not consummated, Expanets will remain obligated to pay the amounts owing under the note, which unless accelerated comes due in 2004. We have no intention of providing additional funds to Expanets if it does not have sufficient funds to satisfy this obligation. We are also prohibited by the MPSC from making advances of more than $10 million in the aggregate to our non-regulated businesses without their prior consent. Default in our obligation to pay the note pursuant to our guarantee could result in a default under our various credit agreements.

Changes in commodity prices and availability of supply may increase our cost of producing and distributing electricity and distributing natural gas or decrease the amount we receive from selling electricity and natural gas, adversely affecting our financial performance and condition.

        Our wholesale costs for electricity and natural gas are recovered through various pass-through mechanisms in each of the states we serve. These pass through our cost tracking mechanisms and are set based on varying prospective or historic averages, so a rapid increase in supply costs would not be immediately reflected in rates.

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

        Our utility business is subject to extensive regulations imposed by federal, state and local government authorities in the ordinary course of operations with regard to the environment, including environmental regulations relating to air and water quality, solid waste disposal and other environmental considerations. Many of these environmental laws and regulations create permit and license requirements and provide for substantial civil and criminal fines which, if imposed, could result in material costs or liabilities. We regularly monitor our operations to prevent adverse environmental impacts and to assess potential environmental liabilities, but we cannot predict with certainty the occurrence of a private tort allegation or government claim for damages associated with specific environmental conditions. We may be required to make significant expenditures in connection with the investigation and remediation of alleged or actual spills, personal injury or property damage claims, and the repair and upgrade of our facilities in order to meet future requirements and obligations under environmental laws.

        Environmental laws and regulations require us to incur certain costs, which could be substantial, to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment. Governmental regulations establishing environmental protection standards are continually evolving, and, therefore, the character, scope, cost and availability of the measures we may be required to take to ensure compliance with evolving laws or regulations cannot be predicted. The range of exposure for environmental remediation obligations is estimated to be $35.3 million to $72.6 million. We have an environmental reserve of $35.3 million at September 30, 2003, primarily related to liabilities from our Montana operations. This reserve was established in anticipation of future remediation activities at our various environmental sites and does not factor in any exposure to us arising from private tort actions or government claims for damages allegedly associated with specific environmental conditions. We are in the process of engaging a third party environmental consulting firm to perform a comprehensive evaluation of our operations, facilities and regulated business. We will use this third party information to evaluate the adequacy of our current environmental reserve. Based upon the results of this evaluation, we may be required to adjust the reserve amount. It is possible that the adjustment could be material in amount. To the extent that our environmental liabilities are greater than our reserves or we are unsuccessful in recovering anticipated insurance proceeds under the relevant policies, our results of operations and financial condition could be adversely affected.

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

        Expanets has not registered under the Securities Exchange Act of 1934, as amended, one or more classes of its capital stock issuable pursuant to certain options granted over the past several years. Expanets may be ordered to register one or more classes of stock under the Securities Exchange Act by the Securities and Exchange Commission or a court and be unable to comply or have potential liability with respect to any shares of its capital stock, if any, issued with respect to such options. The failure to comply with any order for registration could subject Expanets and us to liability under the Securities Exchange Act and materially and adversely affect our financial position and results of operations. The Expanets Board of Directors has authorized the termination of the subject option plans in connection with the closing of the pending sale of substantially all of Expanets' assets to Avaya.

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

  Interest Rate Risk

        We use fixed and variable rate long-term debt to partially finance capital expenditures and mandatory debt retirements. These debt agreements expose us to market risk related to changes in interest rates. We manage this risk by taking advantage of market conditions when timing the placement of long-term or permanent financing. We have historically used interest rate swap agreements to manage a portion of out interest rate risk and may take advantage of such agreements in the future to minimize such risk. As of September 30, 2003, we also have outstanding mandatorily redeemable preferred securities with various fixed interest rates. All of our debt has fixed interest rates, with the exception of our new senior secured term loan which bears interest at a variable rate tied to the Eurodollar rate. Effective with the amendment of this loan, the current rate is approximately 6.75%. Our new DIP Facility also bears interest at a variable rate tied to the Eurodollar rate. We have no outstanding borrowings as of November 13, 2003, however, we have issued letters of credit in the approximate amount of $6 million.

  Commodity Price Risk

        We have no derivative contracts outstanding at September 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

        (a)   We carried out an evaluation as of September 30, 2003, under the supervision and with the participation of management, including the Chief Executive Officer, who is also serving as our interim chief financial officer, and our Vice President, Audit and Controls, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). As a result of this review and evaluation, our Chief Executive Officer and Vice President, Audit and Controls, determined that, although improvements have been made since the beginning of the calendar quarter, our internal controls continue to require the attention and additional efforts in order to meet our expectations and goals. In particular, we have devoted our resources and efforts this quarter to improving internal controls in our regulated utility businesses, while our efforts with respect to our unregulated subsidiaries have centered on consummating the sale of those assets.

        We advised the Audit Committee of our Board of Directors that we continue to experience deficiencies in internal controls relating to:

  •
  the timely evaluation of appropriate reserves for accounts receivable and billing adjustments specifically at Expanets.

  •
  the timely review, substantiation, and evaluation of material account balances.

  •
  deficiencies in supervision, staffing and training of accounting personnel.

        Our independent auditors previously advised the Audit Committee in the course of preparing our year-end 2002 financial statements and in undergoing our 2002 audit, that our internal control deficiencies existing at that time constitute reportable conditions and, collectively, a material weakness as defined in Statement on Auditing Standards No. 60.

        At Blue Dot, there are limited preventative internal controls due primarily to the highly decentralized nature of Blue Dot's business and Blue Dot's reliance on individual location management teams for, among other things, cash management, financial reporting and operations reviews.

        Blue Dot's several retail businesses located across the United States are individually managed, typically by the former owner or management team. Blue Dot's internal controls have been limited primarily to review and oversight procedures designed to detect reporting problems, rather than procedures designed to prevent such problems or foster proper reporting. Although Blue Dot has adopted certain additional procedures, such as formalization of corporate accounting policies and procedures, creation of regional controller positions and automatic daily cash sweeps from many location depository accounts, internal controls at Blue Dot remain weak. As reported, however, Blue Dot has sold 25 businesses during the nine months ended September 30, 2003, and an additional 13 businesses during the period between September 30, 2003 and November 7, 2003. Blue Dot anticipates selling a substantial majority of its remaining businesses by June 30, 2004. We believe that as the number of retail businesses decreases, Blue Dot's ability to maintain effective internal controls will increase until those retail businesses held for sale are sold.

        Improvement of our internal controls has been hampered by the resignation of our former Chief Financial Officer on August 18, 2003. We have been actively searching for a qualified replacement Chief Financial Officer since that date, and have interviewed several candidates, but have not yet filled the position. Our Chief Executive Officer, who is serving as our interim chief financial officer, has been assisted in his efforts to review and evaluate our internal controls by our Vice President-Audit and Controls. We have also named a Director of Financial Reporting/Chief Accountant to, among other things, assist our Chief Executive Officer and Vice President-Audit and Controls in those efforts. The Director of Financial Reporting/Chief Accountant will also assist the Chief Financial Officer when that office is filled.

        With the assistance of our advisors, we continue to evaluate methods to improve our internal controls and procedures, and have taken or plan to take such actions as are necessary to improve our controls. These include:

  •
  Retained outside legal counsel and a consulting firm to evaluate our existing internal and disclosure controls and to make suggestions for improvements;

  •
  Hired a Vice President-Audit and Controls, reporting directly to our chief executive officer, to monitor and review our internal controls at NorthWestern Corporation and its utility division, NorthWestern Energy;

  •
  Advising all employees of our corporate code of conduct in a form and content complying with the Sarbanes-Oxley Act;

  •
  Further refinement of manual reconciliations, data tracking and reporting at Expanets until EXPERT system enhancements and improvements can be developed and installed;

  •
  Adoption of improved accounting policies, procedures and internal controls for the consolidated financial closing process, including closer management review of subsidiary financial information, prioritization and clarification of enterprise-wide risk management responsibilities, and documentation of intercompany transactions;

  •
  Improving communication between operating, financial and management functions and expanding our formal reporting procedures;

  •
  Improvements made to strengthen the base control environment including: establishment of weekly senior management and cash review meetings, issued capital and expense approval levels; defined strategic initiatives: company objectives and core values, as well as management and employee conduct guidelines;

  •
  Establishment of a Project Office to correct deficiencies noted in the evaluation of existing internal controls to improve the integrity of financial reporting;

  •
  Completion of Phase I of our Sarbanes-Oxley Act Section 404 compliance process, this being the assessment of 27 internal financial processes related to financial reporting; and

  •
  Performance evaluations of all members of internal financial staff and the taking of appropriate action resulting from these evaluations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On September 14, 2003, we filed a voluntary petition for relief under the provisions of Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware under case number 03-12872 (CGC). We will continue to manage our properties and operate our business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with Sections 1107(a) and 1108 of Chapter 11. As a result of the Chapter 11 filing, attempts to collect, secure or enforce remedies with respect to most pre-petition claims against us are subject to the automatic stay provisions of Section 362(a) of Chapter 11. The description of our bankruptcy proceedings appearing in this Report at Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview, is incorporated herein by reference.

        We, and certain of our present and former officers and directors, were named as defendants in numerous complaints purporting to be class actions which were filed in the United States District Court for the District of South Dakota, Southern Division, alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints contained varying allegations, including that the defendants misrepresented and omitted material facts with respect to our 2000, 2001, and 2002 financial results and operations included in its filings with the SEC, press releases, and registration statements and prospectuses disseminated in connection with certain offerings of debt, equity, and trust preferred securities. The complaints seek unspecified compensatory damages, rescission, and attorneys' fees and costs as well as accountants' and experts' fees. In June 2003, the complaints were consolidated in the United States District Court for the District of South Dakota and given the caption In re NorthWestern Corporation Securities Litigation, Case No. 03-4049, and Carpenters Pension Trust for Southern California, Oppenheim Investment Management, LLC, and Richard C. Slump were named as co-lead plaintiffs (the "Lead Plaintiffs"). In July 2003, the Lead Plaintiffs filed a consolidated amended class action complaint naming NorthWestern, NorthWestern Capital Financing II and III, Blue Dot, Expanets, certain of our present and former officers and directors, along with a number of investment banks that participated in the securities offerings. The amended complaint alleges that the defendants misrepresented and omitted material facts concerning the business operations and financial performance of NorthWestern, Expanets, Blue Dot and CornerStone, overstated NorthWestern's revenues and earnings by, among other things, maintaining insufficient reserves for accounts receivable at Expanets, failing to disclose billing problems and lapses and data conversion problems, failing to make full disclosures of problems (including the billing and data conversion issues) arising from the implementation of Expanets' EXPERT system, concealing losses at Expanets and Blue Dot by improperly allocating losses to minority interest shareholders, maintaining insufficient internal controls, and profiting from improper related-party transactions. We, and certain of our present and former officers and directors, were also named as defendants in two complaints purporting to be class actions which were filed in the United States District Court for the Southern District of New York, entitled Sanford & Beatrice Golman Family Trust, et al. v. NorthWestern Corp., et al., Case No. 03CV3223, and Arthur Laufer v. Merle Lewis, et al., Case No. 03CV3716, which were brought on behalf of the purchasers of our 7.20%, 8.25%, and 8.10% trust preferred securities which were offered and sold pursuant to our registration statement on Form S-3 filed on July 12, 1999. The plaintiffs' claims are based on similar allegations of material misrepresentations and omissions of fact relating to the registration statement in violation of Sections 11 and 12 of the Securities Act of 1933 and they seek unspecified compensatory damages, rescission and attorneys', accountants' and experts' fees. In July 2003, Arthur Laufer v. Merle Lewis, et al. was transferred to the District of South Dakota and consolidated with the consolidated actions pending in that court. In September 2003, Sanford & Beatrice Golman Family Trust, et al. v. NorthWestern Corp., et al. was also transferred to the District of South Dakota. The actions have been stayed as to NorthWestern Corporation due to its bankruptcy filing. In

October 2003, Expanets, Blue Dot, and certain of NorthWestern's present and former officers and directors filed motions to dismiss the consolidated amended class action complaint for failure to state a claim, which are currently pending in the District of South Dakota. We intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

        Certain of our present and former officers and directors and NorthWestern, as a nominal defendant, have been named in two shareholder derivative actions commenced in the United States District Court for the District of South Dakota, Southern Division, entitled Deryl Lusty, et al. v. Richard R. Hylland, et al., Case No. CIV034091 and Jerald and Betty Stewart, et al. v. Richard R. Hylland, et al., Case No. CIV034114. These shareholder derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal shareholder suits. The plaintiffs seek unspecified compensatory damages, restitution of improper salaries, insider trading profits and payments from NorthWestern, and disgorgement under the Sarbanes Oxley Act of 2002. In July 2003, the complaints were consolidated in the United States District Court for the District of South Dakota and given the caption In re NorthWestern Corporation Derivative Litigation, Case No. 03-4091. In October 2003, the action was stayed pending a ruling on defendants' motions to dismiss in the related securities class action, In re NorthWestern Corporation Securities Litigation. On November 6, 2003, the Bankruptcy Court entered an order preliminarily enjoining the plaintiffs in In re NorthWestern Corporation Derivative Litigation from prosecuting the litigation against NorthWestern, its subsidiaries and its current and former officers and directors until further order of the Bankruptcy Court. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

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

        We are one of several defendants in a class action lawsuit entitled McGreevey, et al. v. The Montana Power Company, et al., now pending in federal court in Montana. The lawsuit, which was filed by the former shareholders of The Montana Power Company (most of whom became shareholders of Touch America Holdings, Inc. as a result of a corporate reorganization of The Montana Power Company), claims that the disposition of various generating and energy-related assets by The Montana Power Company were void because of the failure to obtain shareholder approval for the transactions. Plaintiffs thus seek to reverse those transactions, or receive fair value for their stock as of late 2001, when plaintiffs claim shareholder approval should have been sought. NorthWestern Corporation is named as a defendant due to the fact that we purchased Montana Power LLC, which plaintiffs claim is a successor to The Montana Power Company. We intend to vigorously defend against this lawsuit. On November 6, 2003, the Bankruptcy Court approved a stipulation between NorthWestern and the plaintiffs in McGreevey, et al. v. The Montana Power Company, et al. The stipulation provides that litigation, as against Northwestern, Clark Fork & Blackfoot LLC, the Montana Power Company, Montana Power LLC and Jack Haffey, shall be temporarily stayed for 180 days from the date of the stipulation. Pursuant to the stipulation and after providing notice to Northwestern, the plaintiffs may move the Bankruptcy Court for termination of the temporary stay. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

        We are also one of several defendants in a class action lawsuit entitled In Re Touch America ERISA Litigation, which is currently pending in federal court in Montana. The lawsuit was filed by participants in the former Montana Power Company retirement savings plan and alleges that there was a breach of fiduciary duty in connection with the employee stock ownership aspects of the plan. The federal court has recently entered orders indefinitely staying the ERISA litigation because of Touch America Holdings Inc.'s bankruptcy filing. We intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

        We, and certain of our present and former officers and directors, were named as defendants in certain complaints filed against CornerStone Propane Partners LP, and other defendants purporting to be class actions filed in the United States District Court for the Northern District of California by purchasers of units of CornerStone Propane Partners alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Through November 1, 2002, we held an economic equity interest in a subsidiary that serves as the managing general partner of CornerStone Propane Partners, L.P. Certain present and former officers and directors of NorthWestern who are named as defendants in certain of these actions have also been sued in their capacities as directors of the managing general partner. These complaints allege that defendants sold units of CornerStone Propane Partners based upon false and misleading statements and failed to disclose material information about CornerStone Propane Partners' financial condition and future prospects, including overpayment for acquisitions, overstating earnings and net income, and that it lacked adequate internal controls. All of the lawsuits have now been consolidated and Gilbert H. Lamphere has been named as lead plaintiff. The actions have been stayed as to NorthWestern Corporation due to its bankruptcy filing. On October 27, 2003, the plaintiffs filed an amended consolidated class action complaint. The new complaint does not name NorthWestern as a defendant, although it alleges facts relating to NorthWestern's conduct. Certain of our former officers and directors are named as defendants in the amended consolidated complaint. The plaintiffs seek compensatory damages, prejudgment and post judgment interest and costs, injunctive relief, and other relief. We intend to vigorously defend against these lawsuits. On November 6, 2003, the Bankruptcy Court entered an order approving a stipulation between NorthWestern and plaintiffs in this litigation. The stipulation provides that litigation as against NorthWestern shall be temporarily stayed for 180 days from the date of the stipulation. Pursuant to the stipulation and after providing notice to Northwestern, the plaintiffs may move the Bankruptcy Court for termination of the temporary stay. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

        Certain of our present and former officers and directors, and CornerStone Propane Partners, L.P., as a nominal defendant, are among other defendants named in two derivative actions commenced in the Superior Court for the State of California, County of Santa Cruz, entitled Adelaide Andrews v. Keith G. Baxter, et al., Case No. CV146662 and Ralph Tyndall v. Keith G. Baxter, et al., Case No. CV146661. These derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal unitholder suits. The plaintiffs seek unspecified compensatory damages, treble damages pursuant to the California Corporations Code, injunctive relief, restitution, disgorgement, costs, and other relief. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

        On April 30, 2003, Mr. Richard Hylland filed a demand for arbitration of contract claims under his employment agreement, as well as tort claims for defamation, infliction of emotional distress and tortuous interference and a claim for punitive damages. Mr. Hylland is seeking relief in an amount of $25 million, plus interest, attorney's fees, costs, and punitive damages. We dispute Mr. Hylland's claims and intend to vigorously defend the arbitration. On May 8, 2003, we reported that the Special Committee of the Board formed to evaluate Mr. Hylland's performance and conduct in connection with the management of NorthWestern and its subsidiaries had completed its evaluation. Mr. Hylland is the former President and Chief Operating Officer of NorthWestern. Based on the recommendations of the Special Committee, on May 6, 2003, the Board determined that Mr. Hylland's performance and conduct as President and Chief Operating Officer warranted termination under his employment contract. This arbitration has been stayed due to our bankruptcy filing.

        We are also subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations or ability to timely confirm a plan of reorganization.

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

  We filed a Current Report on Form 8-K with the SEC on August 14, 2003, to disclose under Item 5 of the Report a press release discussing results for the second quarter of 2003 and providing an update on our previously-announced turnaround plan.

  We filed a Current Report on Form 8-K with the SEC on August 18, 2003, to disclose under Item 5 of the Report a press release announcing that Kipp D. Orme had resigned as Chief Financial Officer.

  We filed a Current Report on Form 8-K with the SEC on August 20, 2003, to disclose under Item 5 of the Report a press release announcing that Gary G. Drook, the Company's interim Chief Executive Officer, had been elected President and Chief Executive Officer of the Company, and that Michael J. Hanson, the President and Chief Operating Officer of the Company's NorthWestern Energy division, had been named Chief Operating Officer of the Company.

  We filed a Current Report on Form 8-K with the SEC on August 22, 2003, to disclose under Item 5 of the Report a press release announcing that we received formal notification, dated August 21, 2003, from the New York Stock Exchange (NYSE) indicating that the Company was not in compliance with the NYSE's continued listing standards.

  We filed a Current Report on Form 8-K with the SEC on September 9, 2003, to disclose under Item 5 of the Report a press release announcing that we had received formal notification, dated September 9, 2003, from the New York Stock Exchange (NYSE) indicating that the Company was not in compliance with the NYSE's continued listing standards with respect to the average closing price of its common stock.

  We filed a Current Report on Form 8-K with the SEC on September 15, 2003, to disclose under Item 5 of the Report a press release announcing that we had cancelled our stockholders' meeting because we did not receive sufficient votes from stockholders on the remaining proposal to amend the Company's Restated Certificate of Incorporation.

  We filed a Current Report on Form 8-K with the SEC on September 15, 2003, to disclose under Item 3 of the Report that (i) NorthWestern filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, (ii) our subsidiaries including Blue Dot Services Inc. and Expanets, Inc. were not included in the Chapter 11 filing and (iii) the case is being administered under the case name "In re NorthWestern Corporation," Case No. 03-12872. We also disclosed under Item 5 of the Report a press release announcing that (a) in conjunction with its Chapter 11 filing, we arranged a commitment for $100 million of debtor-in-possession financing from Bank One, N.A., (b) a representative of the unofficial committee of our Senior Noteholders indicated that the unofficial committee, the members of which collectively hold beneficially more than 50 percent of our Senior Notes, supports our restructuring efforts, including the filing of a voluntary Chapter 11 petition, and (c) we were advised by the New York Stock Exchange (NYSE) that, in connection with the Chapter 11 filing, trading of our common stock and all series of our trust preferred securities were suspended and the NYSE thereafter proceeded to delist them. We further disclosed under Item 5 of the Report a press release announcing that our communications services subsidiary, Expanets, Inc., signed a definitive agreement to sell substantially all of its assets to Cerberus Capital Management, L.P., and TenX Capital Management, Inc., subject to a 45-day auction.

  We filed a Current Report on Form 8-K with the SEC on September 16, 2003, to disclose under Item 5 of the Report a press release announcing that (i) we received approval from the U.S. Bankruptcy Court for the District of Delaware for a series of our "first day" motions following a hearing held on September 15, 2003, and (ii) the court approved, under interim order, access to $50 million of the $100 million debtor-in-possession financing facility arranged by the company with Bank One, N.A.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWESTERN CORPORATION
Date: November 14, 2003	By:	/s/ GARY G. DROOK Gary G. Drook Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
*31.1	Certification of chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

QuickLinks

NORTHWESTERN CORPORATION FORM 10-Q INDEX
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART 1. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
NORTHWESTERN CORPORATION, A DEBTOR-IN-POSSESSION CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands, except per share amounts)
NORTHWESTERN CORPORATION, A DEBTOR-IN-POSSESSION CONSOLIDATED STATEMENTS OF LOSS (Unaudited) (in thousands, except per share amounts)
NORTHWESTERN CORPORATION, A DEBTOR-IN-POSSESSION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX