Form 10-Q
period 2004-03-31
NORTHWESTERN CORP
filed 2004-05-07
CIK 73088

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
Or
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
37,680,095 outstanding at May 7, 2004

NORTHWESTERN CORPORATION
FORM 10-Q

INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        On one or more occasions, we may make statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts, included or incorporated by reference herein relating to management's current expectations of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. On September 14, 2003, NorthWestern Corporation filed a voluntary petition for relief under the provisions of Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On May 4, 2004, our subsidiary, Netexit, Inc. (f/k/a Expanets, Inc.) filed a voluntary petition for relief under the provisions of Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Our other subsidiaries are not party to the Chapter 11 case.

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

  (i)
  our common stock will be cancelled and our trust preferred securities will be restructured in a manner that will eliminate or very substantially reduce any remaining value. The sale of noncore assets does not change the fact that our common stock has no value. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any of our liabilities and/or securities;

  (ii)
  our ability to successfully develop, prosecute, confirm and consummate a plan of reorganization, emerge from bankruptcy as a going concern and avoid liquidation under the Federal Bankruptcy Code;

  (iii)
  risks associated with third parties seeking and obtaining Bankruptcy Court approval for the appointment of a Chapter 11 trustee or to convert the case to a Chapter 7 proceeding;

  (iv)
  our ability to operate pursuant to the terms of our $75 million debtor-in-possession financing facility arranged by us with Bank One, N.A. (the DIP Facility) and other financing and contractual arrangements;

  (v)
  our ability to obtain Bankruptcy Court approval with respect to material motions in the Chapter 11 proceeding from time to time;

  (vi)
  our ability to obtain the support of the official committee of unsecured creditors and other stakeholders of the company for a plan of reorganization, which may be difficult in light of our inability to preserve any material value in our common equity and our trust preferred securities in a plan of reorganization;

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

  (xii)
  our ability to avoid or mitigate an adverse judgment against us in (1) that certain lawsuit seeking to recover assets on behalf of Clark Fork and Blackfoot LLC filed by Magten Asset Management Corporation and Law Debenture Trust of New York and (2) similar lawsuits which have been filed by Comanche Park LLC and certain plaintiffs in that pending litigation styled as McGreevey et al v. The Montana Power Company;

  (xiii)
  our ability to avoid or mitigate material uninsured monetary judgments, or other adverse judgments, against us in (1) the shareholder class action lawsuit relating to the disposition of the generating and energy-related assets by The Montana Power Company, excluding our acquisition of the electric and natural gas transmission and distribution business formerly held by The Montana Power Company, together with ERISA litigation regarding The Montana Power Company ESOP and 401(k) plan and (2) existing shareholder and derivative litigation or any additional litigation and regulatory action against us, including the initiation by the Securities and Exchange Commission (SEC) of a formal investigation, in connection with the restatement of our 2002 quarterly financial statements, any of which could have a material adverse affect on our liquidity, results of operations and financial condition;

General Factors

  (xiv)
  our ability to maintain an effective internal controls structure;

  (xv)
  our ability to attract, motivate and/or retain key employees;

  (xvi)
  potential additional adverse federal, state, or local legislation or regulation or adverse determinations by regulators, including the final order of the Montana Public Service Commission (MPSC) disallowing the recovery of $6.2 million of natural gas costs we incurred during the past tracker year, and an interim order fixing the recovery price during the next tracker year, which has had and could continue to have a material adverse affect on our liquidity, results of operations and financial condition;

  (xvii)
  unscheduled generation outages, maintenance or repairs which may reduce revenues and increase cost of sales or may require additional capital expenditures or other increased operating costs;

  (xviii)
  unanticipated changes in commodity prices or in fuel supply costs or availability due to higher demand, shortages, weather conditions, transportation problems or other developments, in combination with reduced availability of trade credit, may reduce revenues or may increase operating costs, each of which would adversely affect our liquidity;

  (xix)
  increases in interest rates, which will increase our cost of borrowing;

  (xx)
  adverse changes in general economic and competitive conditions in our service territories; and

  (xxi)
  certain other business uncertainties related to the occurrence of natural disasters, war, hostilities and the threat of terrorist actions.

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

        From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, Proxy Statements on Schedule 14A, press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this quarterly report on Form 10-Q, our reports on Forms 10-K and 8-K, our Proxy Statements on Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Form 10-Q, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Form 10-Q or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHWESTERN CORPORATION, A DEBTOR-IN-POSSESSION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$96,050	$15,183
Restricted cash	27,300	27,043
Accounts receivable, net	112,811	106,443
Inventories	26,528	26,521
Regulatory assets	13,804	23,145
Prepaid energy supply	36,825	54,054
Prepaid and other	31,775	41,892
Assets held for sale	30,000	30,000
Current assets of discontinued operations	81,857	106,197

Total current assets	456,950	430,478
Property, Plant, and Equipment, Net	1,360,566	1,362,749
Goodwill	375,798	375,798
Other:
Investments	10,762	11,027
Regulatory assets	204,116	202,174
Other	59,527	61,979
Noncurrent assets of discontinued operations	63	306

Total assets	$2,467,782	$2,444,511

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities Not Subject to Compromise
Current Liabilities:
Current maturities of long-term debt	$915,256	$919,392
Accounts payable	68,784	67,602
Accrued expenses	137,238	104,594
Regulatory liabilities	1,072	702
Current liabilities of discontinued operations	16,320	44,496

Total current liabilities	1,138,670	1,136,786
Long-term Debt	—	—
Deferred Income Taxes	9,620	10,536
Noncurrent Regulatory Liabilities	156,308	152,851
Other Noncurrent Liabilities	212,685	210,094
Noncurrent Liabilities and Minority Interests of Discontinued Operations	667	1,998

Total liabilities not subject to compromise	1,517,950	1,512,265
Liabilities Subject to Compromise
Financing Debt	864,844	864,844
Trade Creditors	288,321	287,803
Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts	365,550	365,550

Total liabilities subject to compromise	1,518,715	1,518,197

Total liabilities	3,036,665	3,030,462
Shareholders' Deficit:
Common stock, par value $1.75; authorized 50,000,000 shares; issued and outstanding 37,680,095	65,940	65,940
Paid-in capital	301,562	301,455
Retained deficit	(930,293)	(947,274)
Accumulated other comprehensive loss	(6,092)	(6,072)

Total shareholders' deficit	(568,883)	(585,951)

Total liabilities and shareholders' deficit	$2,467,782	$2,444,511

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION, A DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31
	2004	2003
OPERATING REVENUES	$339,610	$288,723
COST OF SALES	206,901	155,159

GROSS MARGIN	132,709	133,564

OPERATING EXPENSES
Operating, general and administrative	74,708	73,115
Depreciation	18,176	17,423
Reorganization professional fees and expenses	6,845	—

TOTAL OPERATING EXPENSES	99,729	90,538

OPERATING INCOME	32,980	43,026
Interest Expense (contractual interest of $46,696 for the three months ended 3/31/2004)	(21,775)	(41,597)
Investment Income and Other	701	(225)
Reorganization Interest Income	15	—

Income From Continuing Operations Before Income Taxes	11,921	1,204
Benefit (Provision) for Income Taxes	138	(37)

Income from Continuing Operations	12,059	1,167
Discontinued Operations, Net of Taxes and Minority Interests	4,922	16,225

Net Income	16,981	17,392
Minority Interests on Preferred Securities of Subsidiary Trusts	—	(7,473)

Earnings on Common Stock	$16,981	$9,919

Average Common Shares Outstanding	37,397	37,397
Earnings per Average Common Share:
Continuing operations	$0.32	$(0.17)
Discontinued operations	0.13	0.43

Basic and Diluted	$0.45	$0.26

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION, A DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31
	2004	2003
Operating Activities:
Net Income	$16,981	$17,392
Items not affecting cash:
Depreciation	18,176	17,423
Amortization of debt issue costs	3,029	3,745
Income from discontinued operations	(4,922)	(16,225)
Deferred income taxes	(916)	(3,235)
Changes in current assets and liabilities:
Restricted cash	(257)	(17,271)
Accounts receivable	(6,368)	(7,222)
Inventories	(7)	8,924
Prepaid energy supply costs	17,229	(42,041)
Prepaid and other	10,117	(125)
Accounts payable	1,453	(1,810)
Accrued expenses	32,206	(9,663)
Change in regulatory assets	7,399	14,201
Change in regulatory liabilities	3,827	(12,805)
Change in other noncurrent liabilities	3,276	4,300
Other, net	(3,240)	1,998

Cash flows provided by (used in) continuing operations	97,983	(42,414)
Change in net assets of discontinued operations	(2)	12,835

Cash flows provided by (used in) operating activities	97,981	(29,579)

Investment Activities:
Property, plant and equipment additions	(13,633)	(18,450)
Proceeds from sale of assets	695	429
Purchase of investments	—	(36,126)
Proceeds from sale of investments	39	44,960

Cash flows used in investing activities	(12,899)	(9,187)

Financing Activities:
Minority interest on preferred securities of subsidiary trusts	—	(7,473)
Issuance of long-term debt	—	393,337
Repayment of long-term debt	(4,215)	(19,583)
Line of credit repayments, net	—	(255,000)
Financing costs	—	(24,908)

Cash flows (used in) provided by financing activities	(4,215)	86,373

Increase in Cash and Cash Equivalents	80,867	47,607
Cash and Cash Equivalents, beginning of period	15,183	26,554

Cash and Cash Equivalents, end of period	$96,050	$74,161

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income taxes	$(4,579)	$(4,231)
Interest	12,670	47,085
Reorganization professional fees and expenses	5,325	—
Reorganization interest income	15	—

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Reference is made to Notes to Financial Statements
included in NorthWestern Corporation's Annual Report)

(1)   Management's Statement

        The consolidated financial statements for the interim periods included herein have been prepared by NorthWestern Corporation (the Corporation, Debtor or we), a debtor-in-possession, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

        On September 14, 2003 (the Petition Date), we filed a voluntary petition for relief under the provisions of Chapter 11 of the Federal Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court). Pursuant to Chapter 11 (as discussed further in Note 3), we retain control of our assets and are authorized to operate our business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. Included in the consolidated financial statements are subsidiaries that are not party to the Chapter 11 case and are not debtors. The assets and liabilities of such nondebtor subsidiaries are not considered to be material to the consolidated financial statements or are included in discontinued operations.

        Beginning in the third quarter of 2003, the consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. As a result of our Chapter 11 filing, the realization of assets and liquidation of liabilities are subject to uncertainty. Under SOP 90-7, certain liabilities existing prior to the Chapter 11 filing are classified as Liabilities Subject to Compromise on the Consolidated Balance Sheets. Additionally, professional fees and expenses directly related to the Chapter 11 proceeding and interest income on funds accumulated during the Chapter 11 proceedings are reported separately as reorganization items. Finally, the extent to which our reported interest expense differs from the stated contractual interest is disclosed on the Consolidated Statements of Income.

(2)   Basis of Consolidation and Nature of Operations

        We are one of the largest providers of electricity and natural gas in the Upper Midwest and Northwest, serving approximately 608,000 customers in Montana, South Dakota and Nebraska. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 and have distributed electricity and natural gas in Montana since 2002 under the trade name "NorthWestern Energy."

        The accompanying consolidated financial statements include our accounts together with those of our wholly and majority-owned or controlled subsidiaries. The financial statements of Netexit and Blue Dot are included in the accompanying consolidated financial statements by virtue of the voting and control rights, and therefore included in references to "subsidiaries." Netexit and Blue Dot are not party to our Chapter 11 case. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. The operations of Netexit and Blue Dot and our interest in these subsidiaries have been reflected in the consolidated financial statements as Discontinued Operations (see Note 7 for further discussion).

        The following table reflects intercompany accounts receivable from (payable to) nondebtor subsidiaries, which are eliminated on consolidation (in thousands):

	March 31, 2004	December 31, 2003
Blue Dot Services, Inc.	$(1,516)	$(1,519)
Canadian Montana Pipeline Corporation	(1,394)	(1,400)
Clark Fork and Blackfoot, LLC	(6,089)	(6,625)
Netexit, Inc.	224,025	224,025
Grant Inc.	(608)	(591)
Montana Megawatts I, LLC	79,168	78,884
Nekota Resources Inc.	3,752	3,364
NorthWestern Capital Corporation	49,810	51,608
NorthWestern Consumer Services	3,528	3,608
NorthWestern Energy Corporation	(9,595)	(4,269)
NorthWestern Energy Marketing, LLC	1,675	1,767
NorthWestern Growth Corporation	582,869	586,814
Norcom Advanced Technologies, Inc.	12	—
Risk Partners Assurance, Ltd.	26	26

(3)   Chapter 11 Filing

        As a result of our Chapter 11 filing, we operate our business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. All vendors are being paid for all goods furnished and services provided after the Petition Date while under the supervision of the Bankruptcy Court. As a debtor-in-possession, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court, after notice and an opportunity for a hearing.

        We filed our disclosure statement and initial plan of reorganization on March 12, 2004. A hearing to approve the disclosure statement is scheduled for May 17, 2004. If the disclosure statement is approved by the Bankruptcy Court, then we will be allowed to disseminate our proposed plan of reorganization for voting on by creditors and other parties-in-interest. Although our proposed disclosure statement and plan of reorganization provides for our emergence from bankruptcy as a going concern, there can be no assurance at this time that the disclosure statement will be approved on or about May 17, and that our plan of reorganization will thereafter be disseminated to creditors and other parties-in-interest and will be confirmed by the Bankruptcy Court, or that any such plan will be implemented successfully. We have incurred, and will continue to incur pending emergence, significant expenses and costs associated with the reorganization.

        The United States Trustee for the Bankruptcy Court has appointed an Official Committee of Unsecured Creditors (Creditors' Committee). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court. There can be no assurance that the Creditors' Committee will support our position or our proposed plan of reorganization. Disagreements between us and the Creditors' Committee could protract the Chapter 11 case, negatively impact our ability to operate during the case and prevent our emergence from bankruptcy.

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

        The Chapter 11 filing triggered defaults, or termination events, on substantially all of our debt and lease obligations, and certain contractual obligations. As such, we have classified all of our secured debt as current on the balance sheet. Subject to certain exceptions under the Bankruptcy Code, our Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against us or our property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, creditor actions to obtain possession of our property, or to create, perfect or enforce any lien against our property, or to collect on or otherwise exercise rights or remedies with respect to a prepetition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

        In April 2004, we reduced the commitment under our DIP Facility from $85 million to $75 million. As of March 31, 2004 we had $12.9 million in letters of credit outstanding and no borrowings under the DIP Facility.

(4)   Asset Retirement Obligations

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

        Our regulated utility operations have, however, previously recognized removal costs of transmission and distribution assets as a component of depreciation in accordance with regulatory treatment. These amounts do not represent Statement of Financial Accounting Standards (SFAS) No. 143 legal retirement obligations. As of March 31, 2004 and December 31, 2003, we have recognized accrued removal costs of $127.4 million and $124.9 million, respectively, which are included in noncurrent regulatory liabilities.

        For our generation properties, we have accrued decommissioning costs since the generating units were first put into service in the amount of $12.0 million and $11.9 million as of March 31, 2004 and December 31, 2003, respectively, which is classified as a noncurrent regulatory liability. These amounts also do not represent SFAS No. 143 legal retirement obligations.

(5)   Stock-based Compensation

        We have a nonqualified stock option and incentive plan that provides for the issuance of options to officers, key employees and directors. Unless established differently by the Compensation Committee of our Board of Directors, the per share option exercise price is equal to the fair market value of our common stock at the date of grant. We follow Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees' to account for stock option plans. Accordingly, no compensation expense is recognized as options granted under the plan have an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation," (in thousands except per share amounts):

	Three Months Ended March 31,
	2004	2003
Earnings on common stock
As reported	$16,981	$9,919
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(170)	(247)
Pro forma	$16,811	$9,672
Diluted earnings per share
As reported	$0.45	$0.26
Pro forma	$0.45	$0.26

(6)   Goodwill

        There were no changes in our goodwill during the three months ended March 31, 2004. Goodwill relates entirely to the Montana operations acquired in 2002 included in our Electric and Natural Gas segment and totals $375.8 million as of March 31, 2004 and December 31, 2003.

(7)   Discontinued Operations

        During the second quarter of 2003, we committed to a plan to sell or liquidate our interest in Netexit and Blue Dot. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classified the results of operations of Netexit and Blue Dot as discontinued operations.

        As previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, we sold substantially all the assets and business of Expanets, Inc. to Avaya, Inc. (Avaya) and retained certain specified liabilities. Thereafter, Expanets was renamed Netexit, Inc. (Netexit). On February 24, 2004, Avaya submitted its proposed final calculation of the postclosing working capital adjustment required under the sale agreements claiming that Avaya should retain $44.6 million in held-back proceeds plus an additional $4.2 million. Netexit disputed this calculation and entered into a settlement with Avaya on April 27, 2004 resulting in additional cash proceeds of $17.5 million paid to Netexit. Pending the determination of the expenses that Netexit must pay in connection with the sale, and the resolution of open claims to Netexit creditors, the proceeds from the sale remain at Netexit. In order to wind-down its affairs in an orderly manner, Netexit filed for bankruptcy protection on May 4, 2004 in the US Bankruptcy Court for the District of Delaware. We recognized an estimated loss on disposal of approximately $49.3 million during 2003 based on the terms of the sale and our expectation of the amount to be received from Avaya. We expect to record a gain in the second quarter of 2004 of approximately $11 million as a result of the settlement with Avaya. However, we will also incur additional expenses related to the bankruptcy filing and may incur losses related to the resolution of open claims.

        Summary financial information for the discontinued Netexit operations is as follows (in thousands):

	March 31, 2004	December 31, 2003
Current assets of discontinued operations	$57,649	$59,949

Current liabilities of discontinued operations	$7,838	$11,795

	Three Months Ended March 31,
	2004	2003
Revenues	$—	$166,606

Income before income taxes	$1,666	$21,120
Income tax provision	—	(140)

Income from discontinued operations, net of income taxes	$1,666	$20,980

        Netexit's income before income taxes for the three months ended March 31, 2003, includes a gain on debt extinguishment of $27.3 million.

        Blue Dot sold 10 businesses during the first quarter of 2004. As of March 31, 2004, Blue Dot had four remaining businesses. Cash proceeds from business sales remain at Blue Dot. We hope to receive in excess of $15 million in cash from Blue Dot during the liquidation of the operations; provided, however, this assumes satisfactory resolutions to remaining stock obligations, potential or pending litigation, insurance and bonding reserves, and no new material additional claims or litigation. Furthermore, it assumes that the remaining businesses produce their projected cash proceeds and receivables from various sold locations are collectible.

        Summary financial information for the discontinued Blue Dot operations is as follows (in thousands):

	March 31, 2004	December 31, 2003
Accounts receivable, net	$7,098	$27,588
Other current assets	17,110	18,660

Current assets of discontinued operations	$24,208	$46,248

Other noncurrent assets of discontinued operations	$63	$306

Accounts payable	$1,514	$11,486
Other current liabilities	6,968	21,215

Current liabilities of discontinued operations	$8,482	$32,701

Other noncurrent liabilities of discontinued operations	$667	$1,998

	Three Months Ended March 31,
	2004	2003
Revenues	$16,593	$111,195

Loss before income taxes and minority interests	$(4,293)	$(4,248)
Gain on disposal	7,549	—
Income tax provision	—	(295)

Income (Loss) from discontinued operations, net of income taxes	$3,256	$(4,543)

        During the second and third quarters of 2003, we also sold our interest in two other subsidiaries. We have classified the results of these subsidiaries in discontinued operations. For the three months ended March 31, 2003, revenues from these operations were $7.8 million and losses net of income taxes were $0.2 million.

(8)   Other Comprehensive Income (Loss)

        The Financial Accounting Standards Board defines comprehensive income as all changes to the equity of a business enterprise during a period, except for those resulting from transactions with owners. For example, dividend distributions are excepted. Comprehensive income consists of net income and other comprehensive income. Net income may include such items as income from continuing operations, discontinued operations, extraordinary items, and cumulative effects of changes in accounting principles. Other comprehensive income may include foreign currency translations, adjustments of minimum pension liability, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income is calculated as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$16,981	$17,392
Other comprehensive income (loss), net of tax:
Unrealized loss on investments	—	(380)
Amortization of hedge gain	—	(112)
Foreign currency translation	(20)	91

Comprehensive income	$16,961	$16,991

(9)   Income Taxes

        The following table reconciles our effective income tax rate to the federal statutory rate:

	Three Months Ended March 31,
	2004	2003
Federal statutory rate	(35.0)%	(35.0)%
State income, net of federal provisions	(3.7)	(21.7)
Amortization of investment tax credit	1.1	11.1
Minority interest preferred stock	—	217.2
Dividends received deduction and other investments	0.4	12.3
Valuation allowance	41.6	(185.5)
Other, net	(3.2)	(1.5)

	1.2%	(3.1)%

        We have recorded a valuation allowance of $177.3 million and $181.6 million as of March 31, 2004 and December 31, 2003, respectively, against deferred tax assets as it is more likely than not that these benefits will not be realized. In the first quarter of 2004 we reversed $4.3 million of our recorded valuation allowance, including $0.6 million related to Blue Dot and $1.2 million related to Netexit, due to our earnings before taxes for the three months ended March 31, 2004.

(10) Segment Information

        We currently operate our business in three reporting segments: (i) electric operations, (ii) natural gas operations, and (iii) all other, which primarily consists of our other miscellaneous service and nonenergy related operations and activities that are not included in the other identified segments, together with the unallocated corporate costs and investments, and any eliminating amounts. Items below operating income are not allocated between our electric and natural gas segments.

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

	Three Months Ended March 31, 2004
	Electric	Natural Gas	Total Electric and Natural Gas	All Other	Total
Operating revenues	$176,989	$160,068	$337,057	$2,553	$339,610
Cost of sales	87,729	118,478	206,207	694	206,901

Gross margin	89,260	41,590	130,850	1,859	132,709
Operating, general and administrative	51,957	18,420	70,377	4,331	74,708
Depreciation	14,153	3,617	17,770	406	18,176
Reorganization expenses	—	—	—	6,845	6,845

Operating income (loss)	23,150	19,553	42,703	(9,723)	32,980
Interest expense	N/A	N/A	(20,109)	(1,666)	(21,775)
Investment income and other	N/A	N/A	707	(6)	701
Reorganization interest income	N/A	N/A	—	15	15

Income (loss) before taxes	N/A	N/A	23,301	(11,380)	11,921
Benefit (provision) for taxes	N/A	N/A	(9,228)	9,366	138

Income (loss) from continuing operations	N/A	N/A	$14,073	$(2,014)	$12,059

Total assets	N/A	N/A	$2,248,757	$137,105	$2,385,862

Capital expenditures	N/A	N/A	$13,623	$10	$13,633

	Three Months Ended March 31, 2003
	Electric	Natural Gas	Total Electric and Natural Gas	All Other	Total
Operating revenues	$167,644	$117,693	$285,337	$3,386	$288,723
Cost of sales	77,155	77,286	154,441	718	155,159

Gross margin	90,489	40,407	130,896	2,668	133,564
Operating, general and administrative	45,234	15,640	60,874	12,241	73,115
Depreciation	13,585	3,407	16,992	431	17,423

Operating income (loss)	31,670	21,360	53,030	(10,004)	43,026
Interest expense	N/A	N/A	(26,153)	(15,444)	(41,597)
Investment income and other	N/A	N/A	66	(291)	(225)

Income (loss) before taxes	N/A	N/A	26,943	(25,739)	1,204
Benefit (provision) for taxes	N/A	N/A	(10,190)	10,153	(37)

Income (loss) from continuing operations	N/A	N/A	$16,753	$(15,586)	$1,167

Total assets	N/A	N/A	$1,966,748	$482,106	$2,448,854

Capital expenditures	N/A	N/A	$18,383	$67	$18,450

(11) New Accounting Standards

        In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R. FIN 46R was issued to replace FIN 46 and clarify the accounting for interests in variable interest entities. In February 2004, we became aware that certain long-term purchase power and tolling contracts may be considered variable interests under FIN 46R.

We have various long-term purchase power contracts with other utilities and certain qualifying facility plants. After evaluation of these contracts, we believe two of our qualifying facilities contracts may constitute variable interest entities under the provisions of FIN 46R. We are currently engaged in adversary proceedings with these qualifying facilities, and while we have made exhaustive efforts, we have been unable to obtain the information necessary to further analyze these contracts under the requirements of FIN 46R. We continue to account for the qualifying facilities contracts as executory contracts. Based on the current contract terms with these two qualifying facilities, our estimated gross contractual payments aggregate approximately $1.7 billion through 2029.

(12) Reclassifications

        Certain 2003 amounts have been reclassified to conform to the 2004 presentation. Such reclassifications have no impact on net loss or shareholders' deficit as previously reported.

(13) Earnings (Loss) per Average Common Share

        Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of the outstanding stock options. The following table presents the shares used in computing the basic and diluted earnings per share for 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Average Common Shares Outstanding For Basic Computation	37,396,762	37,396,762
Dilutive Effect of:
Stock Options	—	5,697

Average Common Shares Outstanding For Diluted Computation	37,396,762	37,402,459

        Certain outstanding antidilutive options have been excluded from the earnings (loss) per average share calculation. These options total 1,359,188 and 1,843,808 for the three months ended March 31, 2004 and 2003, respectively.

(14) Employee Benefit Plans

        Net periodic benefit cost for our pension and other postretirement plans consists of the following for the three months ended March 31, 2004 and 2003 (in thousands):

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost (Income)
Service cost	$2,166	$1,291	$220	$337
Interest cost	7,265	5,270	805	1,364
Expected return on plan assets	(7,129)	(4,082)	(76)	(65)
Amortization of transitional obligation	155	39	—	169
Amortization of prior service cost	373	126	—	—
Recognized actuarial (gain) loss	701	681	194	117

	3,531	3,325	1,143	1,922
Additional (income) or loss recognized:
Curtailment	—	—	—	3,378
Special termination benefits	—	196	—	—
Settlement cost	—	—	—	(3,397)

Net Periodic Benefit Cost	$3,531	$3,521	$1,143	$1,903

        In March 2004, our Board of Directors directed management to review and terminate certain nonqualified employee benefit plans. We expect to file motions with the Bankruptcy Court during the second quarter of 2004 seeking to terminate these plans.

        In January 2004, the FASB issued Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (FSP 106-1). While we have elected to defer recognition of the effects of FSP 106-1 until guidance on the accounting for the federal subsidy is issued, we do not expect the effects of FSP 106-1 to be material to the measurement of our accumulated projected benefit obligation or our periodic postretirement benefit cost.

(15) Commitments and Contingencies

Environmental Liabilities

        We are subject to numerous state and federal environmental regulations. Because laws and regulations applicable to our businesses are continually developing and are subject to amendment, reinterpretation and varying degrees of enforcement, we may be subject to, but can not predict with certainty the nature and amount of future environmental liabilities. The Clean Air Act Amendments of 1990 (the Act) stipulate limitations on sulfur dioxide and nitrogen oxide emissions from coal-fired power plants. We believe we can comply with such sulfur dioxide emission requirements at our generating plants and that we are in compliance with all presently applicable environmental protection requirements and regulations. We also are subject to other environmental statutes and regulations including those that relate to former manufactured gas plant sites and other past and present operations and facilities. In addition, we may be subject to financial liabilities related to the investigation and remediation from activities of previous owners or operators of our industrial and generating facilities. The range of exposure for environmental remediation obligations at present is estimated to range between $45.3 million to $84.1 million. Our environmental reserve accrual is $45.3 million as of March 31, 2004.

        In light of the Environmental Protection Agency's public announcement in April 2003, favoring removal of the Milltown Dam structure as part of the remedy to address heavy metals contamination in the Milltown Reservoir, we commenced negotiations with the Atlantic Richfield Company, or ARCO, to prevent a challenge from ARCO to our statutorily exempt status under the Comprehensive Environmental Response Compensation and Liability Act as a potentially responsible party. On September 10, 2003, we executed a confidential settlement agreement with ARCO which, among other things, capped our maximum contribution towards remediation of the Milltown Reservoir superfund site. A motion to approve the settlement agreement with ARCO was filed with the Bankruptcy Court on October 17, 2003. On April 7, 2004 we entered into a stipulation with ARCO, the U.S. Environmental Protection Agency, the Department of the Interior, the State of Montana and the Confederated Salish and Kootenai Tribes (collectively the Government Parties), which is intended to resolve both NorthWestern's liability with ARCO in general accordance with the previously negotiated settlement agreement and establish a framework to resolve NorthWestern's liability with the Government Parties for their claims, including natural resource restoration claims, against NorthWestern as they relate to remediation of the Milltown Site. If approved by the Bankruptcy Court, the Stipulation caps NorthWestern's liability to ARCO and the Government Parties at $11.4 million. The amount of the stipulated liability has been fully accrued in the accompanying financial statements. Commencing in the month following Bankruptcy Court approval of the Stipulation and each month thereafter, we will pay $500,000 alternately into two escrow accounts, one for the State of Montana and one for ARCO, until the total agreed amount is funded. No interest will accrue on the unpaid balance due, and the escrow accounts will remain funded until a final, nonappealable consent decree is entered by the United States District Court. If, however, the Stipulation is not approved by the Bankruptcy Court or a consent decree (i) is not executed by the relevant parties, (ii) is not approved by the United

States District Court, or (iii) does not become fully effective, then all funds in the escrow accounts will continue to be held in trust pending further court order. The Stipulation, which is subject to Bankruptcy Court approval, incorporates appropriate releases and indemnifications from ARCO under the previously negotiated settlement agreement.

Legal Proceedings

        As a result of the Chapter 11 filing, attempts to collect, secure or enforce remedies with respect to most prepetition claims against us are subject to the automatic stay provisions of Section 362(a) of Chapter 11.

        We, and certain of our present and former officers and directors, were named as defendants in numerous complaints purporting to be class actions which were filed in the United States District Court for the District of South Dakota, Southern Division, alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints contained varying allegations, including that the defendants misrepresented and omitted material facts with respect to our 2000, 2001, and 2002 financial results and operations included in our filings with the SEC, press releases, and registration statements and prospectuses disseminated in connection with certain offerings of debt, equity, and trust preferred securities. The complaints seek unspecified compensatory damages, rescission, and attorneys' fees and costs as well as accountants' and experts' fees. In June 2003, the complaints were consolidated in the United States District Court for the District of South Dakota and given the caption In re NorthWestern Corporation Securities Litigation, Case No. 03-4049, and Carpenters Pension Trust for Southern California, Oppenheim Investment Management, LLC, and Richard C. Slump were named as co-lead plaintiffs (the "Lead Plaintiffs"). In July 2003, the Lead Plaintiffs filed a consolidated amended class action complaint naming NorthWestern, NorthWestern Capital Financing II and III, Blue Dot, Expanets, certain of our present and former officers and directors, along with a number of investment banks that participated in the securities offerings. The amended complaint alleges that the defendants misrepresented and omitted material facts concerning the business operations and financial performance of NorthWestern, Expanets, Blue Dot and CornerStone, overstated NorthWestern's revenues and earnings by, among other things, maintaining insufficient reserves for accounts receivable at Expanets, failing to disclose billing problems and lapses and data conversion problems, failing to make full disclosures of problems (including the billing and data conversion issues) arising from the implementation of Expanets' EXPERT system, concealing losses at Expanets and Blue Dot by improperly allocating losses to minority interest shareholders, maintaining insufficient internal controls, and profiting from improper related-party transactions. We, and certain of our present and former officers and directors, were also named as defendants in two complaints purporting to be class actions which were filed in the United States District Court for the Southern District of New York, entitled Sanford & Beatrice Golman Family Trust, et al. v. NorthWestern Corp., et al., Case No. 03CV3223, and Arthur Laufer v. Merle Lewis, et al., Case No. 03CV3716, which were brought on behalf of the purchasers of our 7.20%, 8.25%, and 8.10% trust preferred securities which were offered and sold pursuant to our registration statement on Form S-3 filed on July 12, 1999. The plaintiffs' claims are based on similar allegations of material misrepresentations and omissions of fact relating to the registration statement in violation of Sections 11 and 12 of the Securities Act of 1933, and they seek unspecified compensatory damages, rescission and attorneys', accountants' and experts' fees. In July 2003, Arthur Laufer v. Merle Lewis, et al. was transferred to the District of South Dakota and consolidated with the consolidated actions pending in that court. In September 2003, Sanford & Beatrice Golman Family Trust, et al. v. NorthWestern Corp., et al. was also transferred to the District of South Dakota. In February 2004, the Golman Family Trust action was also consolidated with the actions pending in that court. The actions have been stayed as to NorthWestern Corporation due to its bankruptcy filing. In October 2003, Expanets, Blue Dot, and certain of NorthWestern's present and former officers and directors filed motions to dismiss the consolidated amended class action complaint for failure to state a claim, which are currently pending in the District of South Dakota.

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

        On February 7, 2004, the parties to the above consolidated securities class actions and consolidated derivative litigation, together with certain other affected persons and parties, reached a tentative settlement of the litigation. On April 19, 2004 the parties and other affected persons signed a memorandum of understanding which memorialized the tentative settlement. Among the terms of the proposed settlement, we, Expanets, Blue Dot and other parties and persons will be released from all claims to these cases, a settlement fund in the amount of $41 million (of which approximately $37 million would be contributed by our directors and officers liability insurance carriers, and $4 million would be contributed from other persons and parties) will be established, and the plaintiffs would have a $20 million liquidated securities claim against Netexit. We have filed a motion in NorthWestern's bankruptcy proceeding seeking approval of the terms of the memorandum of understanding and related documents. The settlement is subject to the occurrence of several conditions, including approval of the proposed settlement by the Bankruptcy Court in our bankruptcy proceeding and approval of the proposed settlement by the federal District Court for the District of South Dakota, where the consolidated class actions are pending. If for any reason these conditions do not occur and the settlement is not approved, then we intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

        In December 2003, the SEC notified NorthWestern that it had issued a formal order of private investigation and subsequently subpoenaed documents from NorthWestern, NorthWestern Communications Solutions, Expanets and Blue Dot. This action follows the SEC's requests for information made in connection with the previously disclosed SEC informal inquiry into questions regarding the restatements and other accounting and financial reporting matters. In addition, NorthWestern directors have been interviewed by representatives of the Federal Bureau of Investigation (FBI) concerning questions regarding the restatements and other accounting and financial reporting. NorthWestern has not been contacted by the FBI and has not been advised that NorthWestern is the target of any such FBI investigation. We are cooperating with the SEC's investigation and intend to cooperate with the FBI if we are contacted in connection with its investigation. We understand that the FBI or the Internal Revenue Service (IRS) may have contacted current and former employees of ours or of our subsidiaries. As of the date hereof, we are not aware of any other governmental inquiry or investigation related to these matters. We cannot predict whether or not any other governmental inquiry or investigation will be commenced, nor can we predict the outcome of the SEC, FBI, IRS or any other governmental inquiry or investigation or related litigation or proceeding.

        In January 2004, two of the QFs—Colstrip Electric Limited Partnership (CELP) and Yellowstone Electric Limited Partnership (YELP)—initiated adversary proceedings against NorthWestern in its Chapter 11 proceedings. Both CELP and YELP have also filed claims in NorthWestern's bankruptcy proceeding. In the CELP adversary proceeding, CELP seeks additional payments based on whether or not a force majeure occurred under the terms of the existing power purchase agreement. In the YELP adversary proceeding, YELP seeks a determination of when and who has the right to determine the scheduling of maintenance on the power facility under the terms of the power purchase agreement. We intend to vigorously defend against these adversary proceedings. In the opinion of management, the amount of ultimate liability with respect to these adversary proceedings will not materially affect our financial position or results of operations or our ability to timely confirm a plan of reorganization.

        On April 16, 2004 Magten Asset Management Corporation (Magten) and Law Debenture Trust Company of New York (Law Debenture) initiated an adversary proceeding against NorthWestern seeking among other things, to void the transfer of certain assets of Clark Fork and Blackfoot LLC (Clark Fork) to us. Magten and Law Debenture have also filed claims in NorthWestern's bankruptcy proceeding. In essence, Magten and Law Debenture are asserting that the transfer of the transmission and distribution assets acquired from the Montana Power Company was a fraudulent conveyance because such transfer left Clark Fork insolvent and unable to pay certain claims. The plaintiffs also assert that they are creditors of Clark Fork as a result of Magten owning a portion of the Series A 8.45% Quarterly Income Preferred Securities for which Law Debenture serves as the Indenture Trustee. By its adversary proceeding, the plaintiffs seek, among other things, the avoidance of the transfer of assets, declaration that the assets were fraudulently transferred and are not property of our bankruptcy case, the imposition of constructive trusts over the transferred assets and the return of such assets to Clark Fork. In addition to the adversary proceeding filed by Magten and Law Debenture, the plaintiffs in the class action lawsuit entitled McGreevey, et al v. Montana Power Company, et al and, separately, Comanche Park LLC have filed motions seeking approval from the Bankruptcy Court to initiate similar adversary proceedings. On April 19, 2004 Magten also filed a substantially similar complaint against certain former and current directors of Clark Fork in U.S. District Court in Montana, but Magten seeks compensatory and punitive damages for breaches of fiduciary duties by such directors. We anticipate those directors will request Clark Fork and us to indemnify them for their legal fees and costs in defending against the lawsuit and any settlement and/or judgment in such lawsuit. At this time, we cannot predict the impact or resolution of any of these lawsuits or reasonably estimate a range of possible loss, which could be material. The resolution of these lawsuits could harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization. We intend to vigorously defend against the adversary proceeding and any subsequently filed similar litigation.

        Harbert Management Corporation (Harbert) and Wilmington Trust Company (Wilmington) have filed a motion in NorthWestern's bankruptcy proceeding seeking the bankruptcy court's approval to file certain pleadings with the SEC and participate any proceedings before the SEC to allege certain violations of the Public Utility Company Holding Act of 1935, 15 U.S.C. §79a, et seq. (PUCHA). Harbert and Wilmington allege that NorthWestern at the time of its acquisition of the electric and natural gas transmission and distribution assets from The Montana Power Company could not seek an exemption from the requirements of PUCHA and thus certain senior unsecured and senior secured debt issued after seeking the exemption was void. At this time, we cannot predict the impact or resolution of this motion or if an SEC proceeding is initiated or reasonably estimate a range of possible loss, which could be material. The resolution of these matters could harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

We intend to vigorously defend against the motion and or any proceeding initiated by Harbert and Wilmington.

        Expanets has been named in an investigation brought by the New York City Comptroller's Office based on five complaints of former employees of Expanets for alleged violations of the New York City prevailing wage laws. Expanets and NorthWestern have been named defendants in two complaints filed with the Supreme Court of the State of New York, County of Bronx, alleging violations of New York's prevailing wage laws, breach of contract, unjust enrichment, willful failure to pay wages, race, ethnicity, national origin and/or age discrimination and retaliation. NorthWestern has been dismissed from both actions through a voluntary dismissal filed by the plaintiffs. In the complaint entitled Felix Adames et al. v. Avaya, Expanets, NorthWestern et al., Supreme Court of the State of New York, Bronx County, Index No. 8664-04, which has not yet been served upon Expanets, 14 former employees of Expanets seek damages in the amount of $27,750,000, plus interest, penalties, punitive damages, costs, and attorney's fees. In the complaint entitled Wayne Belnavis and David Daniels v. Avaya, Expanets, NorthWestern et al., Supreme Court of the State of New York, Bronx County, Index No. 8729-04, which has not yet been served upon Expanets, two former employees of Expanets seek damages in the amount of $12,500,000, plus interest, penalties, punitive damages, costs, and attorney's fees. We intend to vigorously defend against the allegations made in these complaints. Though the investigation and complaints may be subject to the automatic stay provisions of the US Bankruptcy Code and the claims by the former Expanets employees may be subject to the claims process of the Netexit bankruptcy proceeding, we cannot currently predict the impact or resolution of these claims or reasonably estimate a range of possible loss, which could be material, and the resolution of these claims may harm our business and have a material adverse impact on our financial condition.

        We are one of several defendants in a class action lawsuit entitled McGreevey, et al. v. The Montana Power Company, et al, now pending in U.S. District Court in Montana. The lawsuit, which was filed by former shareholders of The Montana Power Company (most of whom became shareholders of Touch America Holdings, Inc. as a result of a corporate reorganization of The Montana Power Company), claims that the disposition of various generating and energy-related assets by The Montana Power Company were void because of the failure to obtain shareholder approval for the transactions. Plaintiffs thus seek to reverse those transactions, or receive fair value for their stock as of late 2001, when plaintiffs claim shareholder approval should have been sought. NorthWestern is named as a defendant due to the fact that we purchased Montana Power LLC, which plaintiffs claim is a successor to The Montana Power Company. We intend to vigorously defend against this lawsuit. On November 6, 2003, the Bankruptcy Court approved a stipulation between NorthWestern and the plaintiffs in McGreevey, et al. v. The Montana Power Company, et al. The stipulation provides that litigation, as against NorthWestern, Clark Fork & Blackfoot LLC, the Montana Power Company, Montana Power LLC and Jack Haffey, shall be temporarily stayed for 180 days from the date of the stipulation. Upon an agreed upon motion, the automatic stay has been lifted for the limited purpose of conducting a mediation with all parties to the case to seek a resolution. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

        In NorthWestern Corporation vs. PPL Montana, LLC vs. NorthWestern Corporation and Clark Fork and Blackfoot, LLC, No. CV-02-94-BU-SHE, (D. MT), we are pursuing claims against PPL Montana, LLC (PPL) due to its refusal to purchase the Colstrip transmission assets which under the Asset Purchase Agreement (APA) executed by and between The Montana Power Company (MPC) and PP&L Global, Inc. (PPL Global), NorthWestern claims PPL (PPL Global's successor-in-interest under the APA) is required to purchase the Colstrip transmission assets for $97.1 million. PPL has also asserted a number of counterclaims against NorthWestern and Clark Fork based in large part upon PPL's claim that MPC and/or NorthWestern Energy breached two Wholesale Transition Service

Agreements and certain indemnification obligations under the APA in the approximate amount of $40 million. PPL also filed a proof of claim against NorthWestern's bankruptcy estate which asserts substantially the same claims as the PPL counterclaim. PPL moved the Bankruptcy Court for relief from the automatic stay to pursue its counterclaims. NorthWestern objected to PPL's motion to lift the automatic stay and has also filed a motion to transfer the venue of the entire litigation to the United States District Court for the District of Delaware. On March 19, 2004 the federal court in Montana denied our motion to transfer the entire case. We intend to vigorously defend against the PPL claims in the Bankruptcy Court and the counterclaims in federal court as well as vigorously prosecute our claims against PPL. We cannot currently predict the impact or resolution of the claims or this litigation or reasonably estimate a range of possible loss on the counterclaims, which could be material.

        We are also one of several defendants in a class action lawsuit entitled In Re Touch America ERISA Litigation, which is currently pending in U.S. District Court in Montana. The lawsuit was filed by participants in the former Montana Power Company retirement savings plan and alleges that there was a breach of fiduciary duty in connection with the employee stock ownership aspects of the plan. The court has recently entered orders indefinitely staying the ERISA litigation because of Touch America Holdings Inc.'s bankruptcy filing. We intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

        We, and certain of our former officers and directors, were named as defendants in certain complaints filed against CornerStone Propane Partners, LP and other defendants purporting to be class actions filed in the United States District Court for the Northern District of California by purchasers of units of CornerStone Propane Partners alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Through November 1, 2002, we held an economic equity interest in a subsidiary that serves as the managing general partner of CornerStone Propane Partners, LP. Certain former officers and directors of NorthWestern who are named as defendants in certain of these actions have also been sued in their capacities as directors of the managing general partner. These complaints allege that defendants sold units of CornerStone Propane Partners based upon false and misleading statements and failed to disclose material information about CornerStone Propane Partners' financial condition and future prospects, including overpayment for acquisitions, overstating earnings and net income, and that it lacked adequate internal controls. All of the lawsuits have now been consolidated and Gilbert H. Lamphere has been named as lead plaintiff. The actions have been stayed as to NorthWestern due to its bankruptcy filing. On October 27, 2003, the plaintiffs filed an amended consolidated class action complaint. The new complaint does not name NorthWestern as a defendant, although it alleges facts relating to NorthWestern's conduct. Certain of our former officers and directors are named as defendants in the amended consolidated complaint. The plaintiffs seek compensatory damages, prejudgment and postjudgment interest and costs, injunctive relief, and other relief. We intend to vigorously defend against these lawsuits. On November 6, 2003, the Bankruptcy Court entered an order approving a stipulation between NorthWestern and plaintiffs in this litigation. The stipulation provides that litigation as against NorthWestern shall be temporarily stayed for 180 days from the date of the stipulation. Pursuant to the stipulation and after providing notice to NorthWestern, the plaintiffs may move the Bankruptcy Court for termination of the temporary stay. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

        We were named in a complaint filed against us, CornerStone Propane GP, Inc., CornerStone Propane Partners LP and other defendants in a lawsuit entitled Leonard S. Mewhinney, Jr. v.

NorthWestern Corporation, et al. in the circuit court of the city of St. Louis, state of Missouri. The complaint alleges that the plaintiff purchased units of Cornerstone Propane Partners, LP between March 13, 1998 and November 29, 2001 and that NorthWestern owned and controlled all or the majority of stock or other indicia of ownership of Cornerstone Propane, GP, Inc. and all other entities that were the general partners of Cornerstone Propane Partners, LP. According to the plaintiff, NorthWestern, Cornerstone Propane GP, Inc., Coast Gas, Inc. and Cornerstone Propane Partners, LP breached fiduciary duties to the plaintiff by engaging in certain misconduct, including mismanaging Cornerstone Propane Partners, LP and transferring its assets for less than market value and other activities. The complaint further alleges that the defendants fraudulently failed to disclose material information regarding the value of units of Cornerstone Propane Partners, LP and violated the Florida Securities Act in connection with the sale of such units. The plaintiff seeks compensatory damages, punitive damages and costs. The complaint was amended to add a state class action claim. All defendants filed a petition to remove the case to the federal court in St. Louis, Missouri, but the federal court granted plaintiff's motion to remand. The case has now been stayed against NorthWestern due to its bankruptcy filing. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

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

        On April 30, 2003, Mr. Richard Hylland, our former President and Chief Operating Officer, filed a demand for arbitration of contract claims under his employment agreement, as well as tort claims for defamation, infliction of emotional distress and tortious interference and a claim for punitive damages. Mr. Hylland is seeking relief in the amount of $25 million, plus interest, attorney's fees, costs, and punitive damages. Mr. Hylland has also filed claims in our bankruptcy case similar to the claims in his arbitration demand. We dispute Mr. Hylland's claims and intend to vigorously defend the arbitration and object to Mr. Hylland's claims in our bankruptcy case. On May 6, 2003, based on the recommendations of the Special Committee of the NorthWestern Board of Directors formed to evaluate Mr. Hylland's performance and conduct in connection with the management of NorthWestern and its subsidiaries, the Board determined that Mr. Hylland's performance and conduct as President and Chief Operating Officer warranted termination under his employment contract. Though this arbitration has been stayed due to our bankruptcy filing, Mr. Hylland sought to lift the automatic stay to pursue the arbitration. The Bankruptcy Court denied his motion and he appealed the court's order. We have responded and anticipate a ruling from the US District Court for the District of Delaware soon.

        On August 12, 2003, the Montana Consumer Counsel (MCC) filed a Petition for Investigation, Adoption of Additional Regulatory Controls and Related Relief with the Montana Public Service Commission (MPSC). On August 22, 2003, the MPSC issued an order initiating an investigation of NorthWestern Energy relating to, among others, finances, corporate structure, capital structure, cash management practices and affiliated transactions. The relief sought includes adoption of new regulatory controls that would specifically apply to NorthWestern, including additional reporting, cost allocation and financing rules and requirements, and examination of affiliate transactions necessary to ensure that we are not operating our energy division, and will not in the future operate, in a manner that would prejudice our ability to furnish reasonably adequate service and facilities at reasonable and just charges as required under Montana law. A procedural schedule was set in January 2004 with a hearing tentatively scheduled for June 2004. We cannot determine the impact or resolution of this petition, however, any action taken by the MPSC to increase the regulatory controls under which we operate may have a material affect on our liquidity, operations and financial condition. If we are unable to comply with any MPSC orders in a timely manner, then we may become subject to material monetary penalties and fines. We are working with the MCC to provide requested information, but we have reserved the right to contest whether this proceeding is stayed as a result of our bankruptcy filing.

        On March 17, 2004, certain minority shareholders of Netexit filed a lawsuit against Avaya Inc., Netexit, NorthWestern Growth Corporation, and Merle Lewis, Dick Hylland and Dan Newell entitled Cohen et al. v Avaya Inc., et al. in U.S. District Court in Sioux Falls, South Dakota contending that (i) the defendants fraudently induced the shareholders to sell their businesses to Expanets during 1998 and 1999 in exchange for Expanets stock which would have value only if Expanets went public, when in fact no IPO was intended, and (ii) the defendants and NorthWestern (a) hid the true financial condition of NorthWestern, NorthWestern Growth and Expanets, (b) permitted internal controls to lapse, (c) failed to document loans by NorthWestern to Expanets, and (d) allowed the individual defendants to realize millions of dollars in bonus payments at the expense of Expanets and its minority shareholders. The lawsuit alleges federal and state securities laws violations and breaches for fiduciary duties. The plaintiffs have recently filed an amended complaint that reflects one less plaintiff and a clarification on the damages that they seek. In addition, Avaya Inc. has sent NorthWestern a notice seeking indemnification and defense for this lawsuit under the terms of the asset purchase agreement. As a result of the filing by Netexit for bankruptcy protection, the complaint as to Netexit will be subject to the automatic stay provisions of the US Bankruptcy Code. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material.

        Through November 1, 2002, we held an economic equity interest in a subsidiary that serves as the managing general partner of CornerStone Propane Partners, L.P. (CornerStone), a publicly traded limited partnership that is a retail propane and wholesale energy related commodities distributor. In November 2002, we divested our economic equity interests in CornerStone and deconsolidated CornerStone and its affiliates from our financial statements. CornerStone has filed a number of claims against our estate, the most significant of which attempts to assert a claim in the approximate amount of $130 million for an alleged capital account deficiency either existing prior to or resulting from the deconsolidation of our interests in CornerStone. We dispute that there was any capital account deficiency with respect to CornerStone that will result in any claim for which we are responsible. CornerStone also has asserted that the entire deconsolidation transaction should be "unwound" and that we, as a result of our asserted improper dominion and control over CornerStone and its operations, should be responsible for certain of CornerStone's obligations. CornerStone further asserts any claim we have against them should be offset against CornerStone's claims as to our estate. We intend to object to the CornerStone claim and to vigorously defend any efforts to unwind the deconsolidation transaction or to deny recovery on our claims against CornerStone. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

        We are also subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations or ability to timely confirm a plan of reorganization.

Performance Bonds and Letters of Credit

        We have various letter of credit requirements and other collateral obligations of approximately $12.9 million and $16.4 million as of March 31, 2004 and December 31, 2003, respectively.

        Blue Dot and Netexit had previously obtained various license, bid and performance bonds to secure the performance of contracts and the adequate provision of services. The total amount of these outstanding surety bonds is approximately $55.3 million and $59.5 million as of March 31, 2004 and December 31, 2003, respectively. Due to the completion of work and as a result of the sale of these subsidiaries' businesses, we estimate the amount of the underlying obligations that such bonds secure is $3.8 million and $3.5 million as of March 31, 2004 and December 31, 2003, respectively.

        The surety bonds obtained by Blue Dot and Expanets are supported by indemnity agreements that we entered into for the benefit of Blue Dot and Expanets and are secured by various letters of credit obtained by Blue Dot, Expanets, or us. Approximately $5.5 million and $10 million of these letters of credit and other collateral obligations as of March 31, 2004 and December 31, 2003, respectively, serve to support performance bonds primarily related to Blue Dot and Expanets. In addition, included in other assets at March 31, 2004 are $7.1 million of deposits that support performance bonds related to Blue Dot and Expanets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Unless the context requires otherwise, references to "we," "us," "our" and "NorthWestern" refer specifically to NorthWestern Corporation and its subsidiaries.

OVERVIEW

        On September 14, 2003 (the Petition Date), we filed a voluntary petition for relief under the provisions of Chapter 11 of the Bankruptcy Code in the Bankruptcy Court under case number 03-12872 (CGC). Pursuant to Chapter 11, we retain control of our assets and are authorized to operate our business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. Included in the consolidated financial statements are subsidiaries that are not party to the Chapter 11 case and are not debtors. The assets and liabilities of such nondebtor subsidiaries are not considered to be material to the consolidated financial statements or are included in discontinued operations.

        In connection with our proposed plan of reorganization, our common stock will be cancelled and our mandatorily redeemable preferred securities of subsidiary trusts (trust preferred securities) will be restructured in a manner that will eliminate or very substantially reduce any remaining value with respect to such trust preferred securities. The sale of noncore assets does not change the fact that our common stock has no value. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any of our liabilities and/or securities.

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

        As a result of our Chapter 11 filing, we operate our business as a "debtor-in-possession" (DIP) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. All vendors are being paid for all goods furnished and services provided after the Petition Date under the supervision of the Bankruptcy Court. As a debtor-in-possession, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

        Our ability to continue as a going concern is predicated upon numerous issues, including our ability to achieve the following:

  •
  having our plan of reorganization confirmed by the Bankruptcy Court in a timely manner;

  •
  being able to successfully implement our business plans and otherwise offset the negative effects that the Chapter 11 filing has had and may continue to have on our business, including the impairment of vendor relations;

  •
  operating within the framework of our DIP Facility, including limitations on capital expenditures and financial covenants, our ability to generate cash flows from operations or seek other sources of financing and the availability of projected vendor credit terms; and

  •
  attracting, motivating and/or retaining key executives and employees.

These challenges are in addition to those operational, regulatory and other challenges that we face in connection with our business as a regional utility.

        We filed our disclosure statement and initial plan of reorganization on March 12, 2004. To successfully exit Chapter 11, we will need to obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. Our proposed plan of reorganization would resolve, among other things, our prepetition obligations, set forth the revised capital structure of the newly reorganized entity and provide for its corporate governance subsequent to exit from bankruptcy. Under the Chapter 11 proceedings, the rights of and ultimate payments to prepetition creditors, rejection damage claimants and equity investors may be substantially altered. This could result in claims being allowed and/or satisfied in the Chapter 11 proceedings at less (possibly substantially less) than 100% of their face value, and we anticipate the interests of our equity investors will be cancelled. Substantially all prepetition liabilities are subject to settlement under a plan of reorganization to be voted upon by our prepetition creditors and approved by the Bankruptcy Court.

        A hearing to approve the disclosure statement is scheduled for May 17, 2004. If the disclosure statement is approved by the Bankruptcy Court, then we will be allowed to disseminate our proposed plan of reorganization for voting on by creditors and other parties-in-interest. Although our proposed disclosure statement and plan of reorganization provides for our emergence from bankruptcy as a going concern, there can be no assurance at this time that the disclosure statement will be approved and that our plan of reorganization will thereafter be disseminated to creditors and other parties-in-interest and will be confirmed by the Bankruptcy Court, or that any such plan will be implemented successfully. We have incurred and will continue to incur pending emergence, significant expenses and costs associated with the reorganization.

        As previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, we sold substantially all the assets and business of Expanets to Avaya, Inc. (Avaya) and retained certain specified liabilities. Thereafter, Expanets was renamed Netexit, Inc. (Netexit). On February 24, 2004, Avaya submitted its proposed final calculation of the postclosing working capital adjustment required under the sale agreements claiming that Avaya should retain $44.6 million in held-back proceeds plus an additional $4.2 million. Netexit disputed this calculation and entered into a settlement with Avaya on April 27, 2004 resulting in additional cash proceeds of $17.5 million paid to Netexit. Pending the determination of the expenses that Netexit must pay in connection with the sale, and the resolution of open claims to Netexit creditors, the proceeds from the sale remain at Netexit. In order to wind-down its affairs in an orderly manner, Netexit filed for bankruptcy protection on May 4, 2004 in the US Bankruptcy Court for the District of Delaware. We recognized an estimated loss on disposal of approximately $49.3 million during 2003 based on the terms of the sale and our expectation of the additional amount to be received from Avaya. We expect to record a gain during the second quarter of 2004 of approximately $11 million as a result of the settlement with Avaya. However, we will also incur additional expenses related to the bankruptcy filing and may incur losses related to the resolution of open claims.

        Blue Dot sold 10 businesses during the first quarter of 2004. As of March 31, 2004, Blue Dot had four remaining businesses. Cash proceeds from business sales remain at Blue Dot. We hope to receive in excess of $15 million in cash from Blue Dot during the liquidation of the operations; provided however, this assumes satisfactory resolutions to remaining stock obligations, potential or pending litigation, insurance and bonding reserves, and no new material additional claims or litigation. Furthermore, it assumes that the remaining businesses produce their projected cash proceeds and receivables from various sold locations are collectible.

        We are also attempting to sell the Montana First Megawatts generation project. In an effort to facilitate the sale of the Montana First Megawatts project and its ultimate development at its current location in Great Falls, Montana, we filed the power sales agreement with the Federal Energy Regulatory Commission (FERC) on August 18, 2003, requesting that the FERC accept for filing the cost-based power sales agreement between Montana Megawatts I, LLC and its affiliate, NorthWestern Energy. A late motion to intervene and protest was filed by the Montana Public Service Commission (MPSC) and the Montana Consumer Counsel (MCC). On October 17, 2003, the FERC issued an order conditionally accepting the power sales agreement, subject to suspension for a designated period, to permit resolution of certain concerns voiced by the MPSC and MCC in their filing. While we are currently attempting to work with the MPSC, MCC, FERC staff and the FERC-appointed settlement judge to resolve the documented MPSC and MCC concerns, we have determined our best course of action may be to liquidate this project.

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

        According to the guidance set forth in Statement of Financial Accounting Standards (SFAS) No. 142, we are required to evaluate our goodwill and indefinite-lived intangible assets for impairment at least annually (October 1) and more frequently when indications of impairment exist. Accounting standards require that if the fair value of a reporting unit is less than its carrying value including goodwill, an impairment charge for goodwill must be recognized in the financial statements. To measure the amount of the impairment loss to recognize, we compare the implied fair value of the reporting unit's goodwill with its carrying value.

  Qualifying Facilities Liability

        Certain Qualifying Facilities, or QFs, require us to purchase minimum amounts of energy at prices ranging from $65 to $138 per megawatt hour through 2029. As of March 31, 2004, our gross contractual obligation related to the QFs is approximately $1.8 billion through 2029. A portion of the costs incurred to purchase this energy is recoverable though rates authorized by the MPSC, totaling approximately $1.4 billion though 2029. In computing the liability, we have had to make various estimates in relation to contract costs, capacity utilization, and recoverable amounts. Actual utilization and regulatory changes may significantly impact our results of operations. In light of the executory nature of the QF power sales agreements and certain out-of-market pricing and escalation terms, we are continuing to evaluate our options with respect to continued purchases under these contracts.

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

  Regulatory Assets and Liabilities

        Our regulated operations are subject to the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulations. Our regulatory assets are the probable future revenues associated with certain costs to be recovered from customers through the ratemaking process, including our estimate of amounts recoverable for natural gas and default electric supply purchases. Regulatory liabilities are the probable future reductions in revenues associated with amounts to be credited to customers through the ratemaking process. If any part of our operations become no longer subject to the provisions of SFAS No. 71, then the probable future recovery of or reduction in revenue with respect to the related regulatory assets and liabilities would need to be evaluated. In addition, we would need to determine if there was any impairment to the carrying costs of deregulated plant and inventory assets.

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

RESULTS OF OPERATIONS

        Three-Month Period Ended March 31, 2004, Compared to the Three-Month Period Ended March 31, 2003.

  Overall Consolidated Results

        The following is a summary of our consolidated results of operations for the three-month periods ended March 31, 2004 and 2003. Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments. This discussion is followed by a more detailed discussion of operating results by segment.

        Consolidated earnings on common stock in the first quarter of 2004 were $17.0 million, an increase of $7.1 million or 71.2% over 2003 results. Due to our bankruptcy filing, we ceased recording interest expense on our unsecured debt and preferred securities, which accounted for a $19.8 million decrease in interest expense, and a $7.5 million decrease in our minority interests on preferred securities of subsidiary trusts, offset by a $9.2 million increase in operating expenses, primarily due to reorganization professional fees and expenses along with an $11.3 million decrease in income of our discontinued operations.

  Electric Segment Operations

        We categorize revenues into general business revenues, transmission only revenues, wholesale, and other. General business revenues include fully bundled rates for supplying, transmitting, and distributing electricity to our core customers. In addition, while we no longer supply the electricity for customers who have chosen other commodity suppliers, we continue to earn transmission and distribution revenues for moving their electricity across our transmission and distribution lines. We reflect the distribution revenues as general business revenues and transmission revenues as transmission only revenues.

        Revenues in the first quarter of 2004 were $177.0 million, an increase of $9.3 million, or 5.6%, from results in the first quarter of 2003. Revenue recovered for purchased power supply costs increased approximately $9.2 million, or 14.5%, as a result of higher average market rates. As these costs are also reflected in cost of sales, there is no gross margin impact.

        Cost of sales in the first quarter of 2004 was $87.7 million, an increase of $10.6 million, or 13.7%, from results in the first quarter of 2003. Purchased power supply costs, which are recovered in rates, increased $9.2 million. Retail costs increased $1.7 million due to a 6% increase in retail volumes, while wholesale costs decreased $1.6 million due to 6.3% lower coal costs. In addition, transmission and wheeling costs increased $0.9 million due to costs associated with energy load scheduling.

        Gross margin in the first quarter of 2004 was $89.3 million, a decrease of $1.2 million, or 1.4% from gross margin in the first quarter of 2003. This decrease was primarily attributable to the increased transmission and wheeling costs, partially offset by a 22.9% increase in wholesale margins. Margins as a percentage of revenues decreased to 50.4% for 2004, from 54.0% for 2003. Gross margin as a percentage of revenue is impacted by the fluctuations that occur in power supply costs, which are collected in rates from customers. While these fluctuations impact gross margin as a percentage of revenue, they have no actual impact on gross margin amounts.

        Operating, general and administrative expenses for the first quarter of 2004 were $52.0 million, an increase of $6.7 million, or 14.9%, over results in the first quarter of 2003. This increase was primarily due to a $1.8 million increase in directors and officers liability insurance costs, $1.8 million in higher property taxes and an increased allocation of corporate expenses from the all other segment to electric operating expenses. Depreciation was $14.2 million for 2004, an increase of $0.6 million over 2003.

        Operating income in the first quarter of 2004 was $23.2 million, a decrease of $8.5 million, or 26.9%, from the first quarter of 2003. This decrease was mainly due to higher transmission and wheeling costs and higher operating, general and administrative expenses.

        Interest expense in the first quarter of 2004 for the electric and gas segments combined was $20.1 million, a decrease of $6.0 million or 23.1% from the first quarter of 2003. This decrease was attributable to our suspension of interest expense on unsecured debt effective with our bankruptcy filing.

  Natural Gas Segment Operations

        We categorize revenues into general business revenues, transportation and storage revenues, wholesale, and other. General business revenues include fully bundled rates for supplying, transporting, and distributing natural gas to our core customers. In addition, while we no longer supply the natural gas for customers who have chosen other commodity suppliers, we continue to earn transportation and distribution revenues for moving their natural gas across our transmission and distribution pipelines. We reflect the distribution revenues as general business revenues and transmission revenues as transportation and storage revenues. We also reflect revenues for storing natural gas for others as transportation and storage revenues. Wholesale revenues consist primarily of our nonregulated natural gas operations.

        Revenues in the first quarter of 2004 were $160.1 million, an increase of $42.4 million, or 36.0%, from results in the first quarter of 2003. Gas supply costs increased $11.4 million, or 43.8%, as a result of higher average market prices. These costs are also reflected in cost of sales, thereby having no impact on gross margin. Also contributing to this increase was a $20.7 million, or 28.3%, increase in retail revenues and a $9.1 million, or 65.7% increase in wholesale revenues. Retail revenues increased primarily due to a $17.9 million increase in sales of surplus gas. As the revenue from sales of surplus gas benefits our general business customers, these sales are also included in cost of sales, thereby having no impact on gross margin. The increase in wholesale revenues primarily resulted from a 44.1% volume increase related to the addition of nonregulated revenues from ethanol plant customers and a 14.9% increase in gas prices.

        Cost of sales in the first quarter of 2004 was $118.5 million, an increase of $41.2 million, or 53.3%, from results in the first quarter of 2003. Gas supply costs increased $12.4 million, including a $1.0 million write-off of supply costs for market costs incurred in excess of amounts approved under a July 3, 2003 interim order from the MPSC. Remaining retail costs increased $17.5 million due to the higher sales of surplus gas discussed above, and wholesale costs increased $11.3 million due to the increased volumes discussed above.

        Gross margin in the first quarter of 2004 was $41.6 million, an increase of $1.2 million, or 2.9%, over 2003. Higher wholesale volumes were partially offset by the MPSC's disallowance of $1.0 million in gas supply costs. Margins as a percentage of revenues decreased to 26.0% for 2004 from 34.3% for 2003. Gross margin as a percentage of revenue is impacted by the fluctuations that occur in retail costs, which are collected from customers through rates.

        Operating, general and administrative expenses for the first quarter of 2004 were $18.4 million, an increase of $2.8 million, or 17.8%, over 2003 results. This increase was primarily due to a $1.0 million increase in directors and officers liability insurance costs, $0.6 million in higher property taxes and an increased allocation of corporate costs from the all other segment to natural gas operating expenses. Depreciation was $3.6 million for 2004, an increase of $0.2 million over 2003.

        Operating income in the first quarter of 2004 was $19.6 million, a decrease of $1.8 million, or 8.4%, from 2003. This decrease primarily resulted from the MPSC's disallowance and higher operating, general and administrative expenses.

  All Other Operations

        All other operations primarily consists of our other miscellaneous service activities that are not included in the other identified segments, together with the unallocated corporate costs and investments, and any eliminating amounts. The miscellaneous service activities principally include unregulated businesses offering a portfolio of services to residential and business customers, including product sales and maintenance contracts in areas such as home monitoring devices and appliances.

        Loss from continuing operations was $2.0 million in the first quarter of 2004, a decrease of $13.6 million or 87.1%, from 2003 results. Effective with our bankruptcy filing, we ceased recording interest expense on unsecured debt, which contributed $13.8 million to this decrease along with a $7.9 million decrease in operating, general and administrative expenses due to a change in allocation of corporate costs from the all other segment to the electric and gas segments. These decreases in costs were partially offset by a $6.8 million increase in legal and other professional fees related to our reorganization efforts and bankruptcy filing.

  Discontinued Communications Segment Operations

        As previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, we sold substantially all the assets and business of Expanets, Inc. to Avaya, Inc. (Avaya) and retain certain specified liabilities. Thereafter, Expanets was renamed Netexit, Inc. (Netexit). On February 24, 2004, Avaya submitted its proposed final calculation of the postclosing working capital adjustment required under the sale agreements claiming that Avaya should retain $44.6 million in held-back proceeds plus an additional $4.2 million. Netexit disputed this calculation and entered into a settlement with Avaya on April 27, 2004 resulting in additional cash proceeds of $17.5 million paid to Netexit. Pending the determination of the expenses that Netexit must pay in connection with the sale, and the resolution of open claims to Netexit creditors, the proceeds from the sale remain at Netexit. In order to wind-down its affairs in an orderly manner, Netexit filed for bankruptcy protection on May 4, 2004 in the US Bankruptcy Court for the District of Delaware. We recognized an estimated loss on disposal of approximately $49.3 million during 2003 based on the terms of the sale and our expectation of the amount to be received from Avaya. We expect to record a gain in the second quarter of 2004 of approximately $11 million as a result of the settlement with Avaya. However, we will also incur additional expenses related to the bankruptcy filing and may incur losses related to the resolution of open claims.

        Summary financial information for the discontinued Netexit operations is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Revenues	$—	$166,606

Income before income taxes	$1,666	$21,120
Income tax provision	—	(140)

Income from discontinued operations, net of income taxes	$1,666	$20,980

        Netexit's income before income taxes for the three months ended March 31, 2003, includes a gain on debt extinguishment of $27.3 million.

  Discontinued HVAC Segment Operations

        Blue Dot sold 10 businesses during the first quarter of 2004. As of March 31, 2004, Blue Dot had four remaining businesses. Cash proceeds from business sales remain at Blue Dot. We hope to receive in excess of $15 million in cash from Blue Dot during the liquidation of the operations; provided, however, this assumes satisfactory resolutions to remaining stock obligations, potential or pending litigation, insurance and bonding reserves, and no new material additional claims or litigation. Furthermore, it assumes that the remaining businesses produce their projected cash proceeds and receivables from various sold locations are collectible.

        Summary financial information for the discontinued Blue Dot operations is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Revenues	$16,593	$111,195

Loss before income taxes and minority interests	$(4,417)	$(4,248)
Gain on disposal	7,673	—
Income tax provision	—	(295)

Income (Loss) from discontinued operations, net of income taxes	$3,256	$(4,543)

LIQUIDITY & CAPITAL RESOURCES

        In April 2004, we reduced the commitment under our DIP Facility from $85 million to $75 million. As of March 31, 2004 we had $12.9 million in letters of credit outstanding and no borrowings under the DIP Facility. We anticipate that our total cash and cash equivalents, together with access to our DIP Facility, will be sufficient to fund our operations during our bankruptcy proceedings.

Cash Flow and Cash Position

        As of March 31, 2004, cash and cash equivalents were $96.1 million, compared to $15.2 million at December 31, 2003.

        Cash provided by continuing operations during the three months ended March 31, 2004 totaled $98.0 million compared to cash used in continuing operations of $42.4 million during the three months ended March 31, 2003. This increase was substantially due to improved vendor credit terms and the suspension of interest payments on our unsecured debt during our reorganization. We anticipate our cash flows from operations to decrease during the second quarter. As our electric and natural gas utility business is seasonal and the weather is typically milder during the second quarter, we typically see reduced revenues during this time period. In addition, we expect to make property tax payments of approximately $30 million and an operating lease payment of approximately $16 million during the second quarter.

        Cash used in investing activities totaled $12.9 million during the three months ended March 31, 2004 compared to cash used of $9.2 million during the three months ended March 31, 2003. Cash used during 2004 was almost entirely due to property, plant and equipment additions. Cash used during 2003 was primarily due to property, plant and equipment additions and investment purchases offset by proceeds from investment sales.

        Cash used in financing activities totaled $4.2 million during the three months ended March 31, 2004 compared to cash provided by financing activities of $86.4 million during the three months ended March 31, 2003. Cash used during 2004 was to make scheduled principal payments on secured long-term debt. During the first quarter of 2003, we received $390.0 million under a senior secured term loan, net of $24.9 million in financing costs, which was used to repay $255.0 million on our line of credit facility.

Contractual Obligations and Other Commitments

        We have a variety of contractual obligations and other commercial commitments that represent prospective requirements in addition to expense. The following table shows our contractual cash obligations and commercial commitments as of March 31, 2004, without regard to the reclassification of long-term debt to current. See our Annual Report on Form 10-K for the year ended December 31, 2003 for additional discussion.

Commitments	Total	2004	2005	2006	2007	2008	Thereafter
	(in thousands)
Debt Not Subject to Compromise:
Senior Secured Term Loan	$385,125	$2,925	$3,900	$378,300	$—	$—	$—
South Dakota Mortgage Bonds, 7.00% and 7.10%	115,000	—	60,000	—	—	—	55,000
South Dakota Pollution Control Obligations, 5.85% and 5.90%	21,350	—	—	—	—	—	21,350
Montana First Mortgage Bonds, 7.00%, 7.30%, 8.25% and 8.95%	157,197	—	5,386	150,000	365	—	1,446
Discount on Montana First Mortgage Bonds	(3,404)	—	—	—	—	—	(3,404)
Montana Pollution Control Obligations, 6.125% and 5.90%	170,205	—	—	—	—	—	170,205
Montana Secured Medium Term Notes, 7.25%	13,000	—	—	—	—	13,000	—
Montana Natural Gas Transition Bonds, 6.20%	44,148	1,698	4,744	4,712	5,248	5,391	22,355
Other debt, various	1,122	320	343	221	238	—	—
Capital leases(1)	11,513	2,485	2,146	1,798	1,194	738	3,152

Total Debt Not Subject to Compromise	915,256	7,428	76,519	535,031	7,045	19,129	270,104
Debt Subject to Compromise(2):
Senior Unsecured Notes, 7.875% and 8.75%	720,000	—	—	—	250,000	—	470,000
Senior Unsecured Debt, 6.95%	105,000	—	—	—	—	—	105,000
Montana Unsecured Medium Term Notes, 7.07%, 7.96% and 7.875%	40,000	—	—	15,000	—	—	25,000
Discount on Montana Unsecured Medium Term Notes	(156)	—	—	—	—	—	(156)

Total Debt Subject to Compromise	864,844	—	—	15,000	250,000	—	599,844
Total Mandatorily Redeemable Preferred Securities of Subsidiary Trusts(2)	365,550	—	—	—	—	—	365,550
Future minimum operating lease payments(3)	227,388	32,921	32,883	32,576	32,288	32,268	64,452
Estimated Pension and Other Postretirement Obligations(4)	116,000	16,000	25,000	25,000	25,000	25,000	N/A
Qualifying Facilities (QFs)(5)	1,805,401	41,551	56,579	58,468	60,634	62,931	1,525,238
Power Purchase Contracts(6)	1,173,080	188,237	227,693	164,953	98,383	45,333	448,481
Interest payments on existing secured debt	417,552	39,665	58,613	52,557	18,646	17,418	230,653

Total Commitments	$5,885,071	$325,802	$477,287	$883,585	$491,996	$202,079	$3,504,322

(1)
The capital lease obligations are principally used to finance equipment purchases.

(2)
We expect to convert debt subject to compromise and mandatorily redeemable preferred securities of subsidiary trusts to equity based on terms outlined in our plan of reorganization.

(3)
While not included on this schedule, NorthWestern has a residual value guarantee related to certain vehicles under operating leases by Blue Dot in the event of default and subsequent failure to cure such default. At March 31, 2004, the amount of this financial guarantee was approximately $0.8 million. In connection with the various sales of Blue Dot businesses, the vehicle lessor has agreed to terminate the NorthWestern guarantee of Blue Dot's performance under the vehicle leases.

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

Performance Bonds and Letters of Credit

        We have various letter of credit requirements and other collateral obligations of approximately $12.9 million and $16.4 million as of March 31, 2004 and December 31, 2003, respectively.

        Blue Dot and Netexit had previously obtained various license, bid and performance bonds to secure the performance of contracts and the adequate provision of services. The total amount of these outstanding surety bonds is approximately $55.3 million and $59.5 million as of March 31, 2004 and December 31, 2003. Due to the completion of work and as a result of the sale of these subsidiaries' businesses, we estimate the amount of the underlying obligations that such bonds secure is $3.8 million and $3.5 million as of March 31, 2004 and December 31, 2003, respectively.

        The surety bonds obtained by Blue Dot and Netexit are supported by indemnity agreements that we entered into for the benefit of Blue Dot and Expanets and are secured by various letters of credit obtained by Blue Dot, Expanets, or us. Approximately $5.5 million and $10 million of these letters of credit and other collateral obligations as of March 31, 2004 and December 31, 2003, respectively, serve to support performance bonds primarily related to Blue Dot and Expanets. In addition, included in other assets at March 31, 2004 are $7.1 million of deposits that support performance bonds related to Blue Dot and Expanets.

NEW ACCOUNTING STANDARDS

        See Note 11 for a discussion of new accounting standards.

RISK FACTORS

        You should carefully consider the risk factors described below, as well as other information included in this Quarterly Report, before making an investment in our common stock or other securities. The risks and uncertainties described below are not the only ones facing us. These risk factors have been described in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. This risk factors section has been updated to the date of this Quarterly Report. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us.

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

        We filed our initial plan of reorganization on March 12, 2004. A hearing to approve the disclosure statement is scheduled for May 17, 2004. Even if the Bankruptcy Court confirms our plan, consummation of the plan will likely be dependent upon a number of other conditions. There can be no assurance that any or all of the conditions in the plan will be met (or waived) or that the other conditions to consummation of the plan, if any, will be satisfied. Accordingly, we can provide no assurances that the plan will be consummated and the restructuring completed. If a plan is not timely consummated, it could result in our Chapter 11 proceedings becoming protracted or being converted into Chapter 7 liquidation proceedings, either of which could substantially erode the value of our enterprise to the detriment of all stakeholders.

The Creditors' Committee and other parties in interest may not support our positions in the Chapter 11 proceedings.

        The Creditors' Committee appointed in the bankruptcy proceedings has the right to be heard on all matters that come before the Bankruptcy Court. We are also subject to regulation by FERC and the state public service or utility commissions in the states we serve. There can be no assurance that the Creditors' Committee, our equity holders other parties in interest or our primary regulators will support our positions in the bankruptcy proceeding or the plan of reorganization once proposed, and disagreements between us and such entities could protract the bankruptcy proceedings, could negatively impact our ability to operate during bankruptcy, and could delay our emergence from bankruptcy.

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

        On September 15, 2003, in connection with our Chapter 11 filing, the NYSE suspended trading on our common stock and all series of our trust preferred securities. On October 10, 2003, the SEC issued an order granting the application of the NYSE to delist our common stock and trust preferred securities. Our common shares are now quoted on NASDAQ's OTC Bulletin Board. The fact that our common stock and all series of our trust preferred securities are not listed on the NYSE or any other major exchange could reduce the liquidity of such securities and make it more difficult for a shareholder to obtain accurate quotations as to the market price of such securities. Reduced liquidity of our common stock and all series of our trust preferred securities also may reduce our ability to access the capital markets in the future. In addition, under our proposed plan of reorganization in the Chapter 11 proceedings, our existing equity securities will be cancelled, and we will issue new equity securities to certain of our creditors upon our emergence from Chapter 11 in full or partial satisfaction of creditor claims. There can be no assurance that any of our new equity securities issued under the plan of reorganization will be listed on any major exchange.

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

        At December 31, 2003, we had a significant common shareholders' deficit and currently have approximately $2.2 billion in debt and trust preferred instruments outstanding. After failing to implement an out-of-court turnaround plan, we filed a petition with the Bankruptcy Court in order to reorganize our capital and debt structure under Chapter 11 of the Bankruptcy Code. The Chapter 11 filing triggered defaults, or termination events, on substantially all of our debt and lease obligations, and certain contractual obligations. However, under Chapter 11, actions by creditors to collect claims on prepetition debt are stayed or deferred unless specifically ordered by the Bankruptcy Court.

        We may, under certain circumstances, file motions with the Bankruptcy Court to assume or reject our executory contracts. An executory contract is one in which the parties have mutual obligations to perform (e.g., contracts of affreightment, equipment leases and real property leases). Unless otherwise agreed, the assumption of a contract will require that we cure all prior defaults under the related contract, including all prepetition liabilities. Unless otherwise agreed, the rejection of a contract is deemed to constitute a breach of the agreement as of the moment immediately preceding the Chapter 11 filing, giving the other party to the contract a right to assert a general unsecured claim for damages arising out of the breach. Additional liabilities subject to the proceedings may arise in the future as a result of the rejection of executory contracts, including leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Conversely, the assumption of executory contracts and unexpired leases may convert liabilities shown as subject to compromise to postpetition liabilities. Due to the uncertain nature of many of the potential claims, we are unable to project the magnitude of such claims with any degree of certainty.

If we are unable to successfully sell our noncore assets, then the amount of proceeds we receive from such sales could be significantly less than anticipated and adversely affect our liquidity.

        As part of our efforts to restructure our business, we are attempting to divest certain noncore assets, including Expanets, Blue Dot and our Montana First Megawatts generation project in Montana. If the sales prices for such assets are less than anticipated, or we encounter unexpected liabilities in connection with such sales, such as costs relating to the wind-down of such operations, including termination of benefit plans and payment of other liabilities, then our liquidity could be adversely affected. Further, we cannot assure you that we will be able to consummate such asset sales or that any asset sales will be at or greater than the current net book value of such assets.

Company Specific Risks

        We are one of several defendants in a class action lawsuit brought in connection with the sale of generating and energy-related assets by The Montana Power Company. If we do not successfully resolve this lawsuit, the insurance coverage does not pay for any damages we are found liable for, then our business will be harmed and there will be material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

        We are one of several defendants in a class action lawsuit entitled McGreevey, et al. v. The Montana Power Company, et al,, now pending in federal court in Montana. The lawsuit, which was filed by the former shareholders of The Montana Power Company (many of whom became shareholders of Touch America Holdings, Inc. as a result of a corporate reorganization of The Montana Power Company), claims that the disposition of various generating and energy-related assets by The Montana Power Company was void because of the failure to obtain shareholder approval for the transactions. Plaintiffs thus seek to reverse those transactions, or receive fair value for their stock as of late 2001, when plaintiffs claim shareholder approval should have been sought. NorthWestern is named as a defendant due to the fact that we purchased Montana Power LLC, which plaintiffs claim is a successor to The Montana Power Company. We intend to vigorously defend against this lawsuit. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

We are a defendant in an adversary proceeding related to the transfer of certain assets to NorthWestern from Clark Fork, which could result in assets being removed from the property of the Chapter 11 case. Certain current and former directors of Clark Fork are defendants in a lawsuit related to the same transfer of assets. Our business could be harmed and there could be material adverse impact on our financial condition or ability to timely confirm a plan of reorganization if we do not successfully resolve the lawsuit.

        Certain creditors and parties-in-interest have initiated legal action against us related to the transfer of the assets and liabilities comprising our Montana utility operations from Clark Fork & Blackfoot LLC to NorthWestern, and seek the removal of such assets from our estate or the imposition of a constructive trust for the benefit of such creditors. If we do not resolve this action in a timely and successful manner it could adversely affect our business, results of operations and financial condition and our ability to emerge from bankruptcy and continue normal operations.

We are the subject of a formal investigation by the Securities and Exchange Commission relating to the restatement of our 2002 quarterly financial statements and other accounting and financial reporting matters. If the investigation was to result in a regulatory proceeding or action against us, then our business and financial condition could be harmed.

        In December 2003, the SEC notified NorthWestern that it had issued a formal order of private investigation and subsequently subpoenaed documents from NorthWestern, NorthWestern Communications Solutions, Expanets and Blue Dot. This action follows the SEC's requests for information made in connection with the previously disclosed SEC informal inquiry into questions regarding the restatements and other accounting and financial reporting matters. In addition, a NorthWestern director was interviewed by a representative of the Federal Bureau of Investigation (FBI) concerning certain of the allegations made in the class action securities and derivative litigation matters. We have not been contacted by the FBI and have not been advised that NorthWestern is the target of its investigation. We are cooperating with the SEC's investigation and intend to cooperate with the FBI if we are contacted in connection with its investigation. We understand that the FBI or the Internal Revenue Service (IRS) may have contacted former employees of ours or our subsidiaries. As of the date hereof, we are not aware of any other governmental inquiry or investigation related to these matters. We cannot predict whether or not any other governmental inquiry or investigation will be commenced, nor can we predict the outcome of the SEC, FBI, IRS or any other governmental inquiry or investigation or related litigation or proceeding.

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

If the MPSC disallows the recovery of the costs incurred in entering into default supply portfolio contracts while we are required to act as the "default supplier," then we may not be able to fully recover the costs incurred in procuring default supply contracts, which could adversely affect our net income and financial condition.

        The 1997 Montana Restructuring Act, as amended, provides that certain customers be able to choose their electricity supplier during a transition period ending on June 30, 2027. NorthWestern Energy is required to act as the "default supplier" for customers who have not chosen an alternate supplier. The Restructuring Act provides for full recovery of prudently incurred costs for procuring a default supply portfolio of electric power. The default supplier was required to propose a "cost recovery mechanism" for electrical supply procurement costs before March 30, 2002. On April 25, 2002, the MPSC approved our proposed "cost recovery mechanism." Annual filings under this mechanism will address the recovery and tracking of all future electric default supply costs.

        On June 21, 2002, the MPSC issued a final order approving contracts meeting approximately 60% of the default supply winter peak load and approximately 73% of the annual energy requirements. As a result of the order, NorthWestern Energy has implemented a procurement strategy that involves supplying the remainder of the default supply portfolio through open market purchases. Currently, NorthWestern Energy is making short-term purchases to fill intermediate and peak electricity needs. These short-term purchases, along with the MPSC approved base-load supply, are being recovered through our annual electricity cost tracking process pursuant to which rates are based on estimated electricity loads and electricity costs for the upcoming tracking period and are annually reviewed and adjusted by the MPSC for any differences in the previous tracking year's estimates to actual information. This process is similar in many respects to the cost recovery process that has been utilized in Montana, South Dakota and other states for natural gas purchases for residential and commercial customers. The MPSC further stated that NorthWestern Energy has an ongoing responsibility to prudently administer its supply contracts and the energy procured pursuant to those contracts for the benefit of ratepayers. The MPSC could, in any particular year, disallow the recovery of a portion of the default supply costs if it makes a determination that NorthWestern Energy acted imprudently with respect to implementation of its open market purchase strategy or that the approved supply contracts were not prudently administered. A failure to recover such costs could adversely affect our net income and financial condition. On July 3, 2003, the MPSC issued an order disallowing the recovery of certain gas supply costs. The MPSC also granted an interim order on July 3, 2003, for the projected gas cost adjusted for a portion of the gas portfolio at a fixed price of $3.50 per MMBTU as opposed to the market price submitted in the original filing, which was higher. Assuming our average forecast price over the next six months occurs, the disallowance on the volumes at the imputed price compared to market price would be approximately $4.5 million for the period July 1, 2003 through June 30, 2004.

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

        Our utility businesses are regulated by certain state commissions, including as of May 30, 2003, the newly formed Nebraska Public Service Commission, with regard to our natural gas businesses in that state. As a result, these commissions have the ability to review the regulated utility's books and records. This ability to review our books and records could result in prospective negative adjustments to our rates.

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

        Montana law required the MPSC to determine the value of net unmitigable transition costs associated with the transformation of the former The Montana Power Company utility business from a vertically integrated electric service company to a utility providing only default supply and transmission and distribution services. The MPSC was also obligated to set a competitive transition charge, or CTC, to be included in distribution rates to collect those net transition costs. The majority of these transition costs relate to out-of-market power purchase contracts, which run through 2032, that the former owner of our Montana transmission and distribution business was required to enter into with certain "qualifying facilities" (QF) as established under the Public Utility Regulatory Policies Act of 1978. The former owner estimated the pretax net present value of its transition costs over the approximate 30-year period to be approximately $304.7 million in a filing with the MPSC on October 29, 2001. On January 31, 2002, the MPSC issued an Order establishing a CTC that would recover $244.7 million on a net present value basis. As a result of this Order, we will undercollect approximately $60 million on a net present value basis over the remaining terms of the QF power supply contracts. While the CTC is designed to adjust and compensate for future changes in sales volumes or other factors affecting actual cost recoveries, the CTC runs through the year 2029, and therefore, we cannot predict with certainty the actual recovery of transition costs. Changes in the recovery of transition costs could adversely affect our net income and financial condition by increasing the current under collection amount.

We are subject to risks associated with a changing economic environment.

        Events such as the bankruptcy of several large energy and telecommunications companies have adversely affected the availability and cost of capital for our business. Such economic environment, if sustained, could constrain the capital available to our industry and would adversely affect our access to funding for our operations, including the funding necessary to refinance or restructure our substantial indebtedness.

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

Our business could be adversely affected if we are unable to reach agreements with our unions to renew collective bargaining agreements.

        We have existing Collective Bargaining Agreements with seven unions representing 569 employees in Montana, South Dakota and Nebraska. Six of the agreements representing 379 employees in Montana expire between April 30, 2004 and August 30, 2004. We had negotiated an agreement with representatives of Local 44 of the International Brotherhood of Electrical Workers (Local 44), which was later rejected by its membership on March 17, 2004. The current agreement with Local 44 expired on April 30, 2004. The union has taken a procedural strike authorization vote of its members, but a strike has not been authorized by the membership. By the terms of the current agreement, Local 44 must give us written notice at least 30 days prior to a strike. Such notice was provided from Local 44 that it may elect to go on strike on May 31, 2004. While we are continuing negotiations with Local 44, there is no assurance that an agreement will be reached. The failure to reach an agreement could adversely affect our operations and financial condition. We are making the necessary preparations to reduce any adverse impact on the delivery of service to customers in the service area in which Local 44 members are employed.

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

        Our wholesale costs for electricity and natural gas are recovered through various pass-through mechanisms in each of the states we serve. The rates are established based upon projected market prices or contract obligations. As these variables change, we adjust our rates through our monthly tracker. To the extent our adjusted rate is deemed inappropriate by the applicable state regulatory commission, we could underrecover our costs during the relevant period. While the tracker mechanisms are designed to allow a timely recovery of costs, a rapid increase in commodity costs may create a temporary, material underrecovery situation. As a result, we may not be able to immediately pass on to our retail customers rapid increases in our energy supply costs, which could reduce our liquidity.

        We do not own any natural gas reserves and do not own electric generation assets to service our Montana operations. As a result, we are required to procure our entire natural gas supply and all of our Montana electricity supply pursuant to contracts with third-party suppliers. In light of this reliance on third-party suppliers, we are exposed to certain risks in the event a third-party supplier is unable to satisfy its contractual obligation. Such risk is not present in our South Dakota electric operation because we own interests in generation assets that substantially cover our electric supply requirement in South Dakota.

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

        Environmental laws and regulations require us to incur certain costs, which could be substantial, to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment. Governmental regulations establishing environmental protection standards are continually evolving, and, therefore, the character, scope, cost and availability of the measures we may be required to take to ensure compliance with evolving laws or regulations cannot be predicted. Our range of exposure for environmental remediation obligations is estimated to be $45.3 million to $84.1 million. We have an environmental reserve of $45.3 million at March 31, 2004. This reserve was established in anticipation of future remediation activities at our various environmental sites and does not factor in any exposure to us arising from private tort actions or government claims for damages allegedly associated with specific environmental conditions. To the extent that our environmental liabilities are greater than our reserves or we are unsuccessful in recovering anticipated insurance proceeds under the relevant policies, our results of operations and financial condition could be adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to the impact of market fluctuations associated with commodity prices and interest rates. We have policies and procedures to assist in controlling these market risks, and we may utilize derivatives to manage a portion of our risk. Our policy allows the use of derivative instruments as part of an overall energy price and interest rate risk management program to efficiently manage and minimize commodity price interest rate risk. We do not enter into financial instruments for speculative or trading purposes.

  Interest Rate Risk

        We use fixed and variable rate long-term debt to partially finance capital expenditures and mandatory debt retirements. These debt agreements expose us to market risk related to changes in interest rates. We manage this risk by taking advantage of market conditions when timing the placement of long-term or permanent financing. We have historically used interest rate swap agreements to manage a portion of our interest rate risk and may take advantage of such agreements in the future to minimize such risk. All of our debt has fixed interest rates, with the exception of our senior secured term loan which bears interest at a variable rate (currently approximately 6.75%) tied to the Eurodollar rate. A 1% increase in the Eurodollar rate would increase annual interest expense by approximately $3.8 million. Our new DIP Facility also bears interest at a variable rate tied to the Eurodollar rate, however, we have no outstanding borrowings as of May 7, 2004.

  Commodity Price Risk

        The fair value of fixed-price commodity contracts is estimated based on market prices of commodities covered by the contracts. As of March 31, 2004, we have no contracts outstanding with commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As reported in our Annual Report on Form 10-K for the year ended December 31, 2003, we outlined actions taken to correct the material weaknesses identified by our independent auditors during their fiscal year 2002 audit. We have discussed those actions with the Audit Committee and our independent auditors and determined the deficiencies in internal controls that were considered to be a material weaknesses have been corrected.

        Based on our management's evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the Exchange Act)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        As a result of the Chapter 11 filing, attempts to collect, secure or enforce remedies with respect to most prepetition claims against us are subject to the automatic stay provisions of Section 362(a) of Chapter 11.

        We, and certain of our present and former officers and directors, were named as defendants in numerous complaints purporting to be class actions which were filed in the United States District Court for the District of South Dakota, Southern Division, alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints contained varying allegations, including that the defendants misrepresented and omitted material facts with respect to our 2000, 2001, and 2002 financial results and operations included in our filings with the SEC, press releases, and registration statements and prospectuses disseminated in connection with certain offerings of debt, equity, and trust preferred securities. The complaints seek unspecified compensatory damages, rescission, and attorneys' fees and costs as well as accountants' and experts' fees. In June 2003, the complaints were consolidated in the United States District Court for the District of South Dakota and given the caption In re NorthWestern Corporation Securities Litigation, Case No. 03-4049, and Carpenters Pension Trust for Southern California, Oppenheim Investment Management, LLC, and Richard C. Slump were named as co-lead plaintiffs (the "Lead Plaintiffs"). In July 2003, the Lead Plaintiffs filed a consolidated amended class action complaint naming NorthWestern, NorthWestern Capital Financing II and III, Blue Dot, Expanets, certain of our present and former officers and directors, along with a number of investment banks that participated in the securities offerings. The amended complaint alleges that the defendants misrepresented and omitted material facts concerning the business operations and financial performance of NorthWestern, Expanets, Blue Dot and CornerStone, overstated NorthWestern's revenues and earnings by, among other things, maintaining insufficient reserves for accounts receivable at Expanets, failing to disclose billing problems and lapses and data conversion problems, failing to make full disclosures of problems (including the billing and data conversion issues) arising from the implementation of Expanets' EXPERT system, concealing losses at Expanets and Blue Dot by improperly allocating losses to minority interest shareholders, maintaining insufficient internal controls, and profiting from improper related-party transactions. We, and certain of our present and former officers and directors, were also named as defendants in two complaints purporting to be class actions which were filed in the United States District Court for the Southern District of New York, entitled Sanford & Beatrice Golman Family Trust, et al. v. NorthWestern Corp., et al., Case No. 03CV3223, and Arthur Laufer v. Merle Lewis, et al., Case No. 03CV3716, which were brought on behalf of the purchasers of our 7.20%, 8.25%, and 8.10% trust preferred securities which were offered and sold pursuant to our registration statement on Form S-3 filed on July 12, 1999. The plaintiffs' claims are based on similar allegations of material misrepresentations and omissions of fact relating to the registration statement in violation of Sections 11 and 12 of the Securities Act of 1933, and they seek unspecified compensatory damages, rescission and attorneys', accountants' and experts' fees. In July 2003, Arthur Laufer v. Merle Lewis, et al. was transferred to the District of South Dakota and consolidated with the consolidated actions pending in that court. In September 2003, Sanford & Beatrice Golman Family Trust, et al. v. NorthWestern Corp., et al. was also transferred to the District of South Dakota. In February 2004, the Golman Family Trust action was also consolidated with the actions pending in that court. The actions have been stayed as to NorthWestern Corporation due to its bankruptcy filing. In October 2003, Expanets, Blue Dot, and certain of NorthWestern's present and former officers and directors filed motions to dismiss the consolidated amended class action complaint for failure to state a claim, which are currently pending in the District of South Dakota.

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

        On February 7, 2004, the parties to the above consolidated securities class actions and consolidated derivative litigation, together with certain other affected persons and parties, reached a tentative settlement of the litigation. On April 19, 2004 the parties and other affected persons signed a memorandum of understanding which memorialized the tentative settlement. Among the terms of the proposed settlement, we, Expanets, Blue Dot and other parties and persons will be released from all claims to these cases, a settlement fund in the amount of $41 million (of which approximately $37 million would be contributed by our directors and officers liability insurance carriers, and $4 million would be contributed from other persons and parties) will be established, and the plaintiffs would have a $20 million liquidated securities claim against Netexit. We have filed a motion in NorthWestern's bankruptcy proceeding seeking approval of the terms of the memorandum of understanding and related documents. The settlement is subject to the occurrence of several conditions, including approval of the proposed settlement by the Bankruptcy Court in our bankruptcy proceeding and approval of the proposed settlement by the federal District Court for the District of South Dakota, where the consolidated class actions are pending. If for any reason these conditions do not occur and the settlement is not approved, then we intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

        In December 2003, the SEC notified NorthWestern that it had issued a formal order of private investigation and subsequently subpoenaed documents from NorthWestern, NorthWestern Communications Solutions, Expanets and Blue Dot. This action follows the SEC's requests for information made in connection with the previously disclosed SEC informal inquiry into questions regarding the restatements and other accounting and financial reporting matters. In addition, NorthWestern directors have been interviewed by representatives of the Federal Bureau of Investigation (FBI) concerning questions regarding the restatements and other accounting and financial reporting. NorthWestern has not been contacted by the FBI and has not been advised that NorthWestern is the target of any such FBI investigation. We are cooperating with the SEC's investigation and intend to cooperate with the FBI if we are contacted in connection with its investigation. We understand that the FBI or the Internal Revenue Service (IRS) may have contacted current and former employees of ours or of our subsidiaries. As of the date hereof, we are not aware of any other governmental inquiry or investigation related to these matters. We cannot predict whether or not any other governmental inquiry or investigation will be commenced, nor can we predict the outcome of the SEC, FBI, IRS or any other governmental inquiry or investigation or related litigation or proceeding.

        In January 2004, two of the QFs—Colstrip Electric Limited Partnership (CELP) and Yellowstone Electric Limited Partnership (YELP)—initiated adversary proceedings against NorthWestern in its Chapter 11 proceedings. Both CELP and YELP have also filed claims in NorthWestern's bankruptcy proceeding. In the CELP adversary proceeding, CELP seeks additional payments based on whether or not a force majeure occurred under the terms of the existing power purchase agreement. In the YELP adversary proceeding, YELP seeks a determination of when and who has the right to determine the scheduling of maintenance on the power facility under the terms of the power purchase agreement. We intend to vigorously defend against these adversary proceedings. In the opinion of management, the amount of ultimate liability with respect to these adversary proceedings will not materially affect our financial position or results of operations or our ability to timely confirm a plan of reorganization.

        On April 16, 2004 Magten Asset Management Corporation (Magten) and Law Debenture Trust Company of New York (Law Debenture) initiated an adversary proceeding against NorthWestern seeking among other things, to void the transfer of certain assets of Clark Fork and Blackfoot LLC (Clark Fork) to us. Magten and Law Debenture have also filed claims in NorthWestern's bankruptcy proceeding. In essence, Magten and Law Debenture are asserting that the transfer of the transmission and distribution assets acquired from the Montana Power Company was a fraudulent conveyance because such transfer left Clark Fork insolvent and unable to pay certain claims. The plaintiffs also assert that they are creditors of Clark Fork as a result of Magten owning a portion of the Series A 8.45% Quarterly Income Preferred Securities for which Law Debenture serves as the Indenture Trustee. By its adversary proceeding, the plaintiffs seek, among other things, the avoidance of the transfer of assets, declaration that the assets were fraudulently transferred and are not property of our bankruptcy case, the imposition of constructive trusts over the transferred assets and the return of such assets to Clark Fork. In addition to the adversary proceeding filed by Magten and Law Debenture, the plaintiffs in the class action lawsuit entitled McGreevey, et al v. Montana Power Company, et al and, separately, Comanche Park LLC have filed motions seeking approval from the Bankruptcy Court to initiate similar adversary proceedings. On April 19, 2004 Magten also filed a substantially similar complaint against certain former and current directors of Clark Fork in U.S. District Court in Montana, but Magten seeks compensatory and punitive damages for breaches of fiduciary duties by such directors. We anticipate those directors will request Clark Fork and us to indemnify them for their legal fees and costs in defending against the lawsuit and any settlement and/or judgment in such lawsuit. At this time, we cannot predict the impact or resolution of any of these lawsuits or reasonably estimate a range of possible loss, which could be material. The resolution of these lawsuits could harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization. We intend to vigorously defend against the adversary proceeding and any subsequently filed similar litigation.

        Harbert Management Corporation (Harbert) and Wilmington Trust Company (Wilmington) have filed a motion in NorthWestern's bankruptcy proceeding seeking the bankruptcy court's approval to file certain pleadings with the SEC and participate any proceedings before the SEC to allege certain violations of the Public Utility Company Holding Act of 1935, 15 U.S.C. §79a, et seq. (PUCHA). Harbert and Wilmington allege that NorthWestern at the time of its acquisition of the electric and natural gas transmission and distribution assets from The Montana Power Company could not seek an exemption from the requirements of PUCHA and thus certain senior unsecured and senior secured debt issued after seeking the exemption was void. At this time, we cannot predict the impact or resolution of this motion or if an SEC proceeding is initiated or reasonably estimate a range of possible loss, which could be material. The resolution of these matters could harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization. We intend to vigorously defend against the motion and or any proceeding initiated by Harbert and Wilmington.

        Expanets has been named in an investigation brought by the New York City Comptroller's office based on five complaints of former employees of Expanets for alleged violations of the New York City prevailing wage laws. Expanets and NorthWestern have been named defendants in two complaints filed with the Supreme Court of the State of New York, County of Bronx, alleging violations of New York's prevailing wage laws, breach of contract, unjust enrichment, willful failure to pay wages, race, ethnicity, national origin and/or age discrimination and retaliation. NorthWestern has been dismissed from both actions through a voluntary dismissal filed by the plaintiffs. In the complaint entitled Felix Adames et al. v. Avaya, Expanets, NorthWestern et al., Supreme Court of the State of New York, Bronx County, Index No. 8664-04, which has not yet been served upon Expanets, 14 former employees of Expanets seek damages in the amount of $27,750,000, plus interest, penalties, punitive damages, costs, and attorney's fees. In the complaint entitled Wayne Belnavis and David Daniels v. Avaya, Expanets, NorthWestern et al., Supreme Court of the State of New York, Bronx County, Index No. 8729-04, which has not yet been served upon Expanets, two former employees of Expanets seek damages in the amount of $12,500,000, plus interest, penalties, punitive damages, costs, and attorney's fees. We intend to vigorously defend against the allegations made in these complaints. Though the investigation and complaints may be subject to the automatic stay provisions of the US Bankruptcy Code and the claims by the former Expanets employees may be subject to the claims process of the Netexit bankruptcy proceeding, we cannot currently predict the impact or resolution of these claims or reasonably estimate a range of possible loss, which could be material, and the resolution of these claims may harm our business and have a material adverse impact on our financial condition.

        We are one of several defendants in a class action lawsuit entitled McGreevey, et al. v. The Montana Power Company, et al, now pending in U.S. District Court in Montana. The lawsuit, which was filed by former shareholders of The Montana Power Company (most of whom became shareholders of Touch America Holdings, Inc. as a result of a corporate reorganization of The Montana Power Company), claims that the disposition of various generating and energy-related assets by The Montana Power Company were void because of the failure to obtain shareholder approval for the transactions. Plaintiffs thus seek to reverse those transactions, or receive fair value for their stock as of late 2001, when plaintiffs claim shareholder approval should have been sought. NorthWestern is named as a defendant due to the fact that we purchased Montana Power LLC, which plaintiffs claim is a successor to The Montana Power Company. We intend to vigorously defend against this lawsuit. On November 6, 2003, the Bankruptcy Court approved a stipulation between NorthWestern and the plaintiffs in McGreevey, et al. v. The Montana Power Company, et al. The stipulation provides that litigation, as against NorthWestern, Clark Fork & Blackfoot LLC, the Montana Power Company, Montana Power LLC and Jack Haffey, shall be temporarily stayed for 180 days from the date of the stipulation. Upon an agreed upon motion, the automatic stay has been lifted for the limited purpose of conducting a mediation with all parties to the case to seek a resolution. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

        In NorthWestern Corporation vs. PPL Montana, LLC vs. NorthWestern Corporation and Clark Fork and Blackfoot, LLC, No. CV-02-94-BU-SHE, (D. MT), the Company is pursuing claims against PPL Montana, LLC (PPL) due to its refusal to purchase the Colstrip transmission assets which under the Asset Purchase Agreement (APA) executed by and between The Montana Power Company (MPC) and PP&L Global, Inc. (PPL Global), NorthWestern claims PPL (PPL Global's successor-in-interest under the APA) is required to purchase the Colstrip transmission assets for $97.1 million. PPL has also asserted a number of counterclaims against NorthWestern and Clark Fork based in large part upon PPL's claim that MPC and/or NorthWestern Energy breached two Wholesale Transition Service Agreements and certain indemnification obligations under the APA in the approximate amount of $40 million. PPL also filed a proof of claim against NorthWestern's bankruptcy estate which asserts substantially the same claims as the PPL counterclaim. PPL moved the Bankruptcy Court for relief from the automatic stay to pursue its counterclaims. NorthWestern objected to PPL's motion to lift the automatic stay and has also filed a motion to transfer the venue of the entire litigation to the United States District Court for the District of Delaware. On March 19, 2004 the federal court in Montana denied our motion to transfer the entire case. We intend to vigorously defend against the PPL claims in the Bankruptcy Court and the counterclaims in federal court as well as vigorously prosecute our claims against PPL. We cannot currently predict the impact or resolution of the claims or this litigation or reasonably estimate a range of possible loss on the counterclaims, which could be material.

        We are also one of several defendants in a class action lawsuit entitled In Re Touch America ERISA Litigation, which is currently pending in U.S. District Court in Montana. The lawsuit was filed by participants in the former Montana Power Company retirement savings plan and alleges that there was a breach of fiduciary duty in connection with the employee stock ownership aspects of the plan. The court has recently entered orders indefinitely staying the ERISA litigation because of Touch America Holdings Inc.'s bankruptcy filing. We intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

        We, and certain of our former officers and directors, were named as defendants in certain complaints filed against CornerStone Propane Partners, LP and other defendants purporting to be class actions filed in the United States District Court for the Northern District of California by purchasers of units of CornerStone Propane Partners alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Through November 1, 2002, we held an economic equity interest in a subsidiary that serves as the managing general partner of CornerStone Propane Partners, LP. Certain former officers and directors of NorthWestern who are named as defendants in certain of these actions have also been sued in their capacities as directors of the managing general partner. These complaints allege that defendants sold units of CornerStone Propane Partners based upon false and misleading statements and failed to disclose material information about CornerStone Propane Partners' financial condition and future prospects, including overpayment for acquisitions, overstating earnings and net income, and that it lacked adequate internal controls. All of the lawsuits have now been consolidated and Gilbert H. Lamphere has been named as lead plaintiff. The actions have been stayed as to NorthWestern due to its bankruptcy filing. On October 27, 2003, the plaintiffs filed an amended consolidated class action complaint. The new complaint does not name NorthWestern as a defendant, although it alleges facts relating to NorthWestern's conduct. Certain of our former officers and directors are named as defendants in the amended consolidated complaint. The plaintiffs seek compensatory damages, prejudgment and postjudgment interest and costs, injunctive relief, and other relief. We intend to vigorously defend against these lawsuits. On November 6, 2003, the Bankruptcy Court entered an order approving a stipulation between NorthWestern and plaintiffs in this litigation. The stipulation provides that litigation as against NorthWestern shall be temporarily stayed for 180 days from the date of the stipulation. Pursuant to the stipulation and after providing notice to NorthWestern, the plaintiffs may move the Bankruptcy Court for termination of the temporary stay. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

        We were named in a complaint filed against us, CornerStone Propane GP, Inc., CornerStone Propane Partners LP and other defendants in a lawsuit entitled Leonard S. Mewhinney, Jr. v. NorthWestern Corporation, et al. in the circuit court of the city of St. Louis, state of Missouri. The complaint alleges that the plaintiff purchased units of Cornerstone Propane Partners, LP between March 13, 1998 and November 29, 2001 and that NorthWestern owned and controlled all or the majority of stock or other indicia of ownership of Cornerstone Propane, GP, Inc. and all other entities that were the general partners of Cornerstone Propane Partners, LP. According to the plaintiff, NorthWestern, Cornerstone Propane GP, Inc., Coast Gas, Inc. and Cornerstone Propane Partners, LP breached fiduciary duties to the plaintiff by engaging in certain misconduct, including mismanaging Cornerstone Propane Partners, LP and transferring its assets for less than market value and other activities. The complaint further alleges that the defendants fraudulently failed to disclose material information regarding the value of units of Cornerstone Propane Partners, LP and violated the Florida Securities Act in connection with the sale of such units. The plaintiff seeks compensatory damages, punitive damages and costs. The complaint was amended to add a state class action claim. All defendants filed a petition to remove the case to the federal court in St. Louis, Missouri, but the federal court granted plaintiff's motion to remand. The case has now been stayed against NorthWestern due to its bankruptcy filing. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

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

        On April 30, 2003, Mr. Richard Hylland, our former President and Chief Operating Officer, filed a demand for arbitration of contract claims under his employment agreement, as well as tort claims for defamation, infliction of emotional distress and tortious interference and a claim for punitive damages. Mr. Hylland is seeking relief in the amount of $25 million, plus interest, attorney's fees, costs, and punitive damages. Mr. Hylland has also filed claims in our bankruptcy case similar to the claims in his arbitration demand. We dispute Mr. Hylland's claims and intend to vigorously defend the arbitration and object to Mr. Hylland's claims in our bankruptcy case. On May 6, 2003, based on the recommendations of the Special Committee of the NorthWestern Board of Directors formed to evaluate Mr. Hylland's performance and conduct in connection with the management of NorthWestern and its subsidiaries, the Board determined that Mr. Hylland's performance and conduct as President and Chief Operating Officer warranted termination under his employment contract. Though this arbitration has been stayed due to our bankruptcy filing, Mr. Hylland sought to lift the automatic stay to pursue the arbitration. The Bankruptcy Court denied his motion and he appealed the court's order. We have responded and anticipate a ruling from the US District Court for the District of Delaware soon.

        On August 12, 2003, the Montana Consumer Counsel (MCC) filed a Petition for Investigation, Adoption of Additional Regulatory Controls and Related Relief with the Montana Public Service Commission (MPSC). On August 22, 2003, the MPSC issued an order initiating an investigation of NorthWestern Energy relating to, among others, finances, corporate structure, capital structure, cash management practices and affiliated transactions. The relief sought includes adoption of new regulatory controls that would specifically apply to NorthWestern, including additional reporting, cost allocation and financing rules and requirements, and examination of affiliate transactions necessary to ensure that we are not operating our energy division, and will not in the future operate, in a manner that would prejudice our ability to furnish reasonably adequate service and facilities at reasonable and just charges as required under Montana law. A procedural schedule was set in January 2004 with a hearing tentatively scheduled for June 2004. We cannot determine the impact or resolution of this petition, however, any action taken by the MPSC to increase the regulatory controls under which we operate may have a material affect on our liquidity, operations and financial condition. If we are unable to comply with any MPSC orders in a timely manner, then we may become subject to material monetary penalties and fines. We are working with the MCC to provide requested information, but we have reserved the right to contest whether this proceeding is stayed as a result of our bankruptcy filing.

        On March 17, 2004, certain minority shareholders of Netexit filed a lawsuit against Avaya Inc., Netexit, NorthWestern Growth Corporation, and Merle Lewis, Dick Hylland and Dan Newell entitled Cohen et al. v Avaya Inc., et al. in U.S. District Court in Sioux Falls, South Dakota contending that (i) the defendants fraudulently induced the shareholders to sell their businesses to Expanets during 1998 and 1999 in exchange for Expanets stock which would have value only if Expanets went public, when in fact no IPO was intended, and (ii) the defendants and NorthWestern (a) hid the true financial condition of NorthWestern, NorthWestern Growth and Expanets, (b) permitted internal controls to lapse, (c) failed to document loans by NorthWestern to Expanets, and (d) allowed the individual defendants to realize millions of dollars in bonus payments at the expense of Expanets and its minority shareholders. The lawsuit alleges federal and state securities laws violations and breaches for fiduciary duties. The plaintiffs have recently filed an amended complaint that reflects one less plaintiff and a clarification on the damages that they seek. In addition, Avaya Inc. has sent NorthWestern a notice seeking indemnification and defense for this lawsuit under the terms of the asset purchase agreement. As a result of the filing by Netexit for bankruptcy protection, the complaint as to Netexit will be subject to the automatic stay provisions of the US Bankruptcy Code. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material.

        Through November 1, 2002, we held an economic equity interest in a subsidiary that serves as the managing general partner of CornerStone Propane Partners, L.P. (CornerStone), a publicly traded limited partnership that is a retail propane and wholesale energy related commodities distributor. In November 2002, we divested our economic equity interests in CornerStone and deconsolidated CornerStone and its affiliates from our financial statements. CornerStone has filed a number of claims against our estate, the most significant of which attempts to assert a claim in the approximate amount of $130 million for an alleged capital account deficiency either existing prior to or resulting from the deconsolidation of our interests in CornerStone. We dispute that there was any capital account deficiency with respect to CornerStone that will result in any claim for which we are responsible. CornerStone also has asserted that the entire deconsolidation transaction should be "unwound" and that we, as a result of our asserted improper dominion and control over CornerStone and its operations, should be responsible for certain of CornerStone's obligations. CornerStone further asserts any claim we have against them should be offset against CornerStone's claims as to our estate. We intend to object to the CornerStone claim and to vigorously defend any efforts to unwind the deconsolidation transaction or to deny recovery on our claims against CornerStone. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

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

  Exhibit 32.2—Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K

        We filed a Current Report on Form 8-K with the SEC on March 12, 2004, to disclose under Item 5 of the Report that we issued a press release announcing that we had filed a plan of reorganization and disclosure statement with the U.S. Bankruptcy Court for the District of Delaware. The press release also discussed our capital expenditures estimate for 2004 through 2008, certain contributions we intend to make to certain qualified pension plans we maintain for our employees and certain settlements with respect to Milltown Dam and certain securities litigation.

        We filed a Current Report on Form 8-K with the SEC on March 15, 2004, to disclose under Item 12 of the Report that we issued a press release discussing results of operations and financial condition for the fiscal year ended December 31, 2003. The press release also discussed information regarding asset sales.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWESTERN CORPORATION
Date: May 7, 2004	By:	/s/ BRIAN B. BIRD Brian B. Bird Chief Financial Officer Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

QuickLinks

NORTHWESTERN CORPORATION FORM 10-Q INDEX
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART 1. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
NORTHWESTERN CORPORATION, A DEBTOR-IN-POSSESSION CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands, except per share amounts)
NORTHWESTERN CORPORATION, A DEBTOR-IN-POSSESSION CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in thousands, except per share amounts)
NORTHWESTERN CORPORATION, A DEBTOR-IN-POSSESSION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX