Form 10-Q
period 2004-06-30
NORTHWESTERN CORP
filed 2004-08-06
CIK 73088

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
Or
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

Common Stock, Par Value $1.75

37,680,095 outstanding at August 6, 2004

NORTHWESTERN CORPORATION

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

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

                           (iv)  our ability to operate pursuant to the terms of our debtor-in-possession financing facility arranged by us with Bank One, N.A. (the DIP Facility) and any replacement facility and other financing and contractual arrangements;

                               (v)  our ability to obtain Bankruptcy Court approval with respect to material motions in the Chapter 11 proceeding from time to time;

                           (vi)  our ability to obtain the support of certain subordinated and equity stakeholders of the company for a plan of reorganization, which may be difficult in light of our inability to preserve any material value in our common equity and our trust preferred securities in a plan of reorganization;

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

                       (xii)  our ability to avoid or mitigate an adverse judgment against us in (1) that certain lawsuit seeking to recover assets on behalf of Clark Fork and Blackfoot LLC filed by Magten Asset Management Corporation and Law Debenture Trust of New York and (2) that pending litigation styled as the McGreevey et al v. The Montana Power Company;

                   (xiii)  our ability to avoid or mitigate material uninsured monetary judgments, or other adverse judgments, against us in (1)  the shareholder class action lawsuit relating to the disposition of the generating and energy-related assets by The Montana Power Company, excluding our acquisition of the electric and natural gas transmission and distribution business formerly held by The Montana Power Company, together with ERISA litigation regarding The Montana Power Company Employee Stock Ownership Plan and 401(k) plan and (2) existing shareholder and derivative litigation or any additional litigation and regulatory action, including the initiation by the Securities and Exchange Commission (SEC) of a formal investigation, in connection with the restatement of our 2002 quarterly financial statements, any of which could have a material adverse affect on our liquidity, results of operations and financial condition;

General Factors

                     (xiv)  our ability to maintain an effective internal controls structure;

                         (xv)  our ability to attract, motivate and/or retain key employees;

                     (xvi)  potential additional adverse federal, state, or local legislation or regulation or adverse determinations by regulators, including the final order of the Montana Public Service Commission (MPSC) disallowing the recovery of $6.2 million of natural gas costs we incurred during the 2003 tracker year, and an interim order disallowing the recovery of approximately $4.6 million of natural gas costs during the 2004 tracker year, which has had and could continue to have a material adverse affect on our liquidity, results of operations and financial condition;

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

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business and results of operations are subject to the uncertainties described under the caption “Risk Factors” which is a part of the disclosure included in Item 2 of this Quarterly Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHWESTERN CORPORATION, A DEBTOR-IN-POSSESSION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$101,557	$15,183
Restricted cash	21,199	27,043
Accounts receivable, net	79,632	106,443
Inventories	27,009	26,521
Regulatory assets	5,695	23,145
Prepaid energy supply	30,017	54,054
Prepaid and other	32,800	41,892
Assets held for sale	30,000	30,000
Current assets of discontinued operations	87,168	106,197
Total current assets	415,077	430,478
Property, Plant, and Equipment, Net	1,364,632	1,362,749
Goodwill	375,798	375,798
Other:
Investments	9,313	11,027
Regulatory assets	201,664	202,174
Other	55,785	61,979
Noncurrent assets of discontinued operations	74	306
Total assets	$2,422,343	$2,444,511
LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities Not Subject to Compromise
Current Liabilities:
Current maturities of long-term debt	$912,384	$919,392
Accounts payable	58,162	67,602
Accrued expenses	108,899	104,594
Regulatory liabilities	1,793	702
Current liabilities of discontinued operations	12,309	44,496
Total current liabilities	1,093,547	1,136,786
Deferred Income Taxes	9,936	10,536
Noncurrent Regulatory Liabilities	158,857	152,851
Other Noncurrent Liabilities	214,150	210,094
Noncurrent Liabilities and Minority Interests of Discontinued Operations	457	1,998
Total liabilities not subject to compromise	1,476,947	1,512,265
Liabilities Subject to Compromise
Financing Debt	864,844	864,844
Trade Creditors	288,613	287,803
Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts	365,550	365,550
Total liabilities subject to compromise	1,519,007	1,518,197
Total liabilities	2,995,954	3,030,462
Shareholders' Deficit:
Common stock, par value $1.75; authorized 50,000,000 shares; issued and outstanding 37,680,095	65,940	65,940
Paid-in capital	301,668	301,455
Retained deficit	(935,093)	(947,274)
Accumulated other comprehensive loss	(6,126)	(6,072)
Total shareholders' deficit	(573,611)	(585,951)
Total liabilities and shareholders' deficit	$2,422,343	$2,444,511

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION, A DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
OPERATING REVENUES	$232,961	$234,711	$572,571	$522,616
COST OF SALES	129,628	129,298	336,529	284,457
GROSS MARGIN	103,333	105,413	236,042	238,159
OPERATING EXPENSES
Operating, general and administrative	70,313	74,240	145,021	146,537
Impairment on assets held for sale	—	12,399	—	12,399
Depreciation	18,242	17,432	36,418	34,855
Reorganization professional fees and expenses	7,760	—	14,605	—
TOTAL OPERATING EXPENSES	96,315	104,071	196,044	193,791
OPERATING INCOME	7,018	1,342	39,998	44,368
Interest Expense (contractual interest of $47,672 and $94,368 for the three and six months ended 6/30/2004)	(22,129)	(39,584)	(43,904)	(81,181)
Investment Income and Other	503	1,380	1,204	1,155
Reorganization Interest Income	129	—	144	—
Loss From Continuing Operations Before Income Taxes	(14,479)	(36,862)	(2,558)	(35,658)
Benefit (Provision) for Income Taxes	133	(464)	271	(501)
Loss from Continuing Operations	(14,346)	(37,326)	(2,287)	(36,159)
Discontinued Operations, Net of Taxes and Minority Interests	9,546	(13,011)	14,468	3,214
Net Income (Loss)	(4,800)	(50,337)	12,181	(32,945)
Minority Interests on Preferred Securities of Subsidiary Trusts	—	(7,472)	—	(14,945)
Earnings (Loss) on Common Stock	$(4,800)	$(57,809)	$12,181	$(47,890)
Average Common Shares Outstanding	37,397	37,397	37,397	37,397
Earnings (Loss) per Average Common Share:
Continuing operations	$(0.38)	$(1.20)	$(0.06)	$(1.37)
Discontinued operations	0.25	(0.35)	0.39	0.09
Basic and Diluted	$(0.13)	$(1.55)	$0.33	$(1.28)

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION, A DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30
	2004	2003
Operating Activities:
Net Income (Loss)	$12,181	$(32,945)
Items not affecting cash:
Depreciation	36,418	34,855
Amortization of debt issue costs	6,058	8,155
Income from discontinued operations	(14,468)	(3,214)
Deferred income taxes	(600)	(202)
Impairment on assets held for sale	—	12,399
Changes in current assets and liabilities:
Restricted cash	5,844	(27,695)
Accounts receivable	26,811	12,790
Inventories	(488)	(826)
Prepaid energy supply	24,037	(27,137)
Prepaid and other	9,092	10,763
Accounts payable	(8,778)	(2,060)
Accrued expenses	2,846	(25,173)
Change in regulatory assets	17,960	4,151
Change in regulatory liabilities	7,097	(26,640)
Other noncurrent liabilities	5,662	(24,602)
Other, net	(6,543)	1,059
Cash flows provided by (used in) continuing operations	123,129	(86,322)
Change in net assets of discontinued operations	1	(3,511)
Cash flows provided by (used in) operating activities	123,130	(89,833)
Investment Activities:
Property, plant and equipment additions	(30,529)	(31,826)
Proceeds from sale of assets	96	775
Purchase of investments	—	(42,648)
Proceeds from sale of investments	39	94,654
Proceeds from sale of discontinued operation	—	6,600
Cash flows (used in) provided by investing activities	(30,394)	27,555
Financing Activities:
Minority interest on preferred securities of subsidiary trusts	—	(7,473)
Issuance of long-term debt	—	394,853
Repayment of long-term debt	(6,362)	(21,249)
Line of credit repayments, net	—	(255,000)
Financing costs	—	(24,918)
Cash flows (used in) provided by financing activities	(6,362)	86,213
Increase in Cash and Cash Equivalents	86,374	23,935
Cash and Cash Equivalents, beginning of period	15,183	26,554
Cash and Cash Equivalents, end of period	$101,557	$50,489
Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income taxes	$(4,607)	$7,535
Interest	30,876	71,445
Reorganization professional fees and expenses	9,217	—
Reorganization interest income	(144)	—
Non-cash transactions:
Fair value of note receivable received in exchange for discontinued operation	$—	$1,400
Investment utilized for debt repayment	1,474	—

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

On September 14, 2003 (the Petition Date), we filed a voluntary petition for relief under the provisions of Chapter 11 of the Federal Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court). Pursuant to Chapter 11 (as discussed further in Note 3), we retain control of our assets and are authorized to operate our business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. Included in the consolidated financial statements are subsidiaries that are not party to the Chapter 11 case and are not debtors. The assets and liabilities of such nondebtor subsidiaries are not considered to be material to the consolidated financial statements or are included in discontinued operations. In addition, in order to wind-down its affairs in an orderly manner, our subsidiary, Netexit, Inc. (f/k/a Expanets, Inc.) (Netexit) filed a voluntary petition for relief under the provisions of Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on May 4, 2004.

Beginning in the third quarter of 2003, the consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. As a result of our Chapter 11 filing, the realization of assets and liquidation of liabilities are subject to uncertainty. Under SOP 90-7, certain liabilities existing prior to the Chapter 11 filing are classified as Liabilities Subject to Compromise on the Consolidated Balance Sheets. Additionally, professional fees and expenses directly related to the Chapter 11 proceeding and interest income on funds accumulated during the Chapter 11 proceedings are reported separately as reorganization items. Finally, the extent to which our reported interest expense differs from the stated contractual interest is disclosed on the Consolidated Statements of Income (Loss).

(2) Basis of Consolidation and Nature of Operations

We are one of the largest providers of electricity and natural gas in the Upper Midwest and Northwest, serving approximately 608,000 customers in Montana, South Dakota and Nebraska. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 and have distributed electricity and natural gas in Montana since 2002 under the trade name “NorthWestern Energy.”

The accompanying consolidated financial statements include our accounts together with those of our wholly and majority-owned or controlled subsidiaries. The financial statements of Netexit and Blue Dot Services, Inc. (Blue Dot) are included in the accompanying consolidated financial statements by virtue of the voting and control rights, and therefore included in references to “subsidiaries.” Netexit and Blue Dot are not party to our Chapter 11 case, however on May 4, 2004, Netexit filed a voluntary petition for relief under the provisions of Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.  All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. The operations of Netexit and Blue Dot and our interest in these subsidiaries have been reflected in the consolidated financial statements as Discontinued Operations (see Note 7 for further discussion).

The following table reflects intercompany accounts receivable from (payable to) nondebtor subsidiaries, which are eliminated on consolidation (in thousands):

	June 30, 2004	December 31, 2003
Blue Dot Services, Inc	$(1,516)	$(1,519)
Canadian Montana Pipeline Corporation	(1,380)	(1,400)
Clark Fork and Blackfoot, LLC	(5,751)	(6,625)
Netexit, Inc	224,025	224,025
Montana Megawatts I, LLC	79,519	78,884
Nekota Resources Inc.	4,120	3,364
NorthWestern Capital Corporation	49,810	51,608
NorthWestern Services Corporation	(5,716)	(1,252)
NorthWestern Energy Marketing, LLC	1,442	1,767
NorthWestern Growth Corporation	582,870	586,814
Norcom Advanced Technologies, Inc	11	—
Risk Partners Assurance, Ltd (Captive Insurance Co.)	26	26

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

The Bankruptcy Court approved our first amended disclosure statement for our proposed plan of reorganization on May 26, 2004. We have disseminated our proposed plan of reorganization for voting on by creditors and other parties-in-interest. Although our disclosure statement and proposed plan of reorganization provides for our emergence from bankruptcy as a going concern, there can be no assurance at this time that our plan of reorganization will be approved by creditors and other parties-in-interest and will be confirmed by the Bankruptcy Court, or that any such plan will be implemented successfully. We have incurred, and will continue to incur pending emergence, significant expenses and costs associated with the reorganization.

The consolidated financial statements have been prepared on a “going concern” basis in accordance with generally accepted accounting principles (GAAP). The “going concern” basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities in the normal course of business. Because of the Chapter 11 case and the circumstances leading to the filing thereof, our ability to continue as a “going concern” is subject to substantial doubt and is dependent upon, among other things, confirmation of a plan of reorganization, our ability to comply with the terms of the DIP Facility and any replacement exit credit facility, our ability to establish an exit facility, and our ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet our obligations. There can be no assurance that this can be accomplished and if it were not, our ability to realize the carrying value of our assets and discharge our liabilities would be subject to substantial uncertainty. Therefore, if the “going concern” basis were not used for the financial statements, then significant adjustments could be necessary to the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

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

In July 2004, we reduced the commitment under our DIP Facility to $50 million and extended the term of this facility to November 15, 2004. As of June 30, 2004, the only outstanding amounts under our DIP Facility were letters of credit of $15.4 million.

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

Our regulated utility operations have, however, previously recognized removal costs of transmission and distribution assets as a component of depreciation in accordance with regulatory treatment. These amounts do not represent Statement of Financial Accounting Standards (SFAS) No. 143 legal retirement obligations. As of June 30, 2004 and December 31, 2003, we have recognized accrued removal costs of $129.9 million and $124.9 million, respectively, which are included in noncurrent regulatory liabilities.

For our generation properties, we have accrued decommissioning costs since the generating units were first put into service in the amount of $12.1 million and $11.9 million as of June 30, 2004 and December 31, 2003, respectively, which is classified as a noncurrent regulatory liability.  These amounts also do not represent SFAS No. 143 legal retirement obligations.

(5) Stock-based Compensation

We have a nonqualified stock option and incentive plan that provides for the issuance of options to officers, key employees and directors. Unless established differently by the Compensation Committee of our Board of Directors, the per share option exercise price is equal to the fair market value of our common stock at the date of grant. We follow Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees’ to account for stock option plans. Accordingly, no compensation expense is recognized as options granted under the plan have an exercise price equal to the market value of the underlying stock on the date of grant. All existing options and restricted shares will be cancelled in connection with the adoption of our proposed plan of reorganization.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) No. 123, Accounting for Stock-Based Compensation,” (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Earnings (loss) on common stock:
As reported	$(4,800)	$(57,809)	$12,181	$(47,890)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(127)	—	(297)	—
Pro forma	$(4,927)	$(57,809)	$11,884	$(47,890)
Diluted earnings per average common share:
As reported	$(0.13)	$(1.55)	$0.33	$(1.28)
Pro forma	$(0.13)	$(1.55)	$0.32	$(1.28)

(6) Goodwill

There were no changes in our goodwill during the six months ended June 30, 2004.  Goodwill relates entirely to the Montana operations acquired in 2002 included in our Electric and Natural Gas segment and totals $375.8 million as of    June 30, 2004 and December 31, 2003.

(7) Discontinued Operations

During the second quarter of 2003, we committed to a plan to sell or liquidate our interest in Netexit and Blue Dot. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classified the results of operations of Netexit and Blue Dot as discontinued operations.

As previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, we sold substantially all the assets and business of Expanets, Inc. to Avaya, Inc. (Avaya) and retained certain specified liabilities.  Thereafter, Expanets, Inc. was renamed Netexit, Inc.  On February 24, 2004, Avaya submitted its proposed final calculation of the post-closing working capital adjustment required under the sale agreements claiming that Avaya should retain $44.6 million in held-back proceeds plus an additional $4.2 million.  Netexit disputed this calculation. As a result of negotiations between Netexit and Avaya, the parties entered into a settlement on April 27, 2004 resulting in additional cash proceeds of $17.5 million paid by Avaya to Netexit.  We recorded a gain related to this settlement of $11.5 million in the second quarter of 2004.

In order to wind-down its affairs in an orderly manner, Netexit and its subsidiaries filed for bankruptcy protection on May 4, 2004. On June 30, 2004, Netexit filed schedules and statements of financial affairs with the Bankruptcy Court, setting forth, among other things, the assets and liabilities of Netexit.  The schedules, which were prepared by NorthWestern management and are unaudited, list total assets of approximately $67.6 million (primarily cash and short-term investments) and total liabilities of approximately $237.9 million as of May 4, 2004, of which, approximately $237.7 million (including contractual interest of $13.7 million) of the total liabilities represent intercompany obligations by Netexit to NorthWestern. However, the amount of the claims to be filed against Netexit by creditors could be significantly different than the amount of the liabilities that have been recorded.  Netexit will incur significant additional expenses related to the bankruptcy filing and may incur losses related to the resolution of open claims.  Netexit has not yet proposed a plan of reorganization, but anticipates doing so during the fourth quarter of 2004. Pending the resolution of open claims to Netexit creditors, the proceeds from the sale remain at Netexit and distributions to NorthWestern will be delayed until the Netexit bankruptcy proceedings are resolved. Our ability to emerge from Chapter 11 protection is not linked to resolution of the Netexit bankruptcy proceedings.

As of June 30, 2004 and December 31, 2003, Netexit had current assets of $67.6 million and $59.9 million and current liabilities of $7.5 million and $11.8 million, respectively.

Summary financial information for the discontinued Netexit operations is as follows (in thousands):

	Three Months Ended June 30,
	2004	2003
Revenues	$—	$162,061
Loss before income taxes	$(1,191)	$(6,765)
Gain on disposal	11,500	—
Income tax provision	—	(113)
Income (Loss) from discontinued operations, net of income taxes	$10,309	$(6,878)

	Six Months Ended June 30,
	2004	2003
Revenues	$—	$328,667
Income before income taxes	$475	$14,355
Gain on disposal	11,500	—
Income tax provision	—	(253)
Income from discontinued operations, net of income taxes	$11,975	$14,102

Netexit’s income before income taxes for the six months ended June 30, 2003, includes a gain on debt extinguishment of $27.3 million.

As of June 30, 2004, Blue Dot had four remaining businesses. As of August 6, 2004 Blue Dot has entered into letters of intent to sell three of these businesses. Cash proceeds from business sales remain at Blue Dot. We anticipate receiving in excess of $12 million in cash from Blue Dot on or before the liquidation of the operations; provided, however, this assumes satisfactory resolutions to remaining stock obligations, potential or pending litigation, insurance and bonding reserves, and no new material additional claims or litigation. Furthermore, it assumes that the remaining businesses realize their projected results of operations and cash proceeds and that notes receivable from buyers of various sold locations are collectible.

Summary financial information for the discontinued Blue Dot operations is as follows (in thousands):

	June 30, 2004	December 31, 2003
Accounts receivable, net	$3,086	$27,588
Other current assets	16,512	18,660
Current assets of discontinued operations	$19,598	$46,248
Other noncurrent assets of discontinued operations	$74	$306
Accounts payable	$1,290	$11,486
Other current liabilities	3,569	21,215
Current liabilities of discontinued operations	$4,859	$32,701
Other noncurrent liabilities of discontinued operations	$457	$1,998

	Three Months Ended June 30,
	2004	2003
Revenues	$6,072	$115,046
Income before income taxes and minority interests	$602	$2,882
Loss on disposal	(1,365)	—
Income tax provision	—	(296)
Income (Loss) from discontinued operations, net of income taxes	$(763)	$2,586

	Six Months Ended June 30,
	2004	2003
Revenues	$22,665	$226,241
Loss before income taxes and minority interests	$(3,691)	$(1,366)
Gain on disposal	6,184	—
Income tax provision	—	(591)
Income (Loss) from discontinued operations, net of income taxes	$2,493	$(1,957)

During the second and third quarters of 2003, we also sold our interest in two other subsidiaries, One Call Locators, Ltd. and Norcom Advanced Technologies, Inc. We have classified the results of these subsidiaries in discontinued operations.  For the three and six months ended June 30, 2003, revenues from these operations were $11.7 million and $19.5 million, and losses net of income taxes were $8.7 million and $8.9 million, respectively.

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

Comprehensive income (loss) is calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$(4,800)	$(50,337)	$12,181	$(32,945)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	—	30	—	(349)
Amortization of hedge gain	—	(166)	—	(279)
Foreign currency translation	(34)	115	(54)	206
Comprehensive income (loss)	$(4,834)	$(50,358)	$12,127	$(33,367)

(9) Income Taxes

The following table reconciles our effective income tax rate to the federal statutory rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
State income, net of federal provisions	(3.8)	(4.9)	(4.4)	(3.9)
Amortization of investment tax credit	(0.9)	(0.7)	(10.6)	(0.7)
Minority interest preferred stock	—	(6.9)	—	(14.7)
Dividends received deduction and other investments	0.2	(0.3)	(1.0)	(0.7)
Valuation allowance	42.9	49.2	47.6	56.5
Other, net	(4.3)	(0.2)	(7.2)	(0.1)
	(0.9)%	1.2%	(10.6)%	1.4%

A valuation allowance is recorded when a company believes it will not generate sufficient taxable income to realize the value of their deferred tax assets. For the three and six months ended June 30, 2004 we recorded a valuation allowance related to continuing operations of $5.5 million and $1.2 million, respectively, due to pre-tax operating losses.  As of June 30, 2004 and December 31, 2003 we have a valuation allowance of $182.8 million and $181.6 million, respectively, as it is more likely than not that these benefits will not be realized.  We anticipate that upon emergence we will remove the valuation allowance against our deferred tax assets based on projected future taxable income.

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

The accounting policies of the operating segments are the same as the parent except that the parent allocates some of its operating expenses and interest expense to the operating segments according to a methodology designed by management for internal reporting purposes, which involves estimates and assumptions. Financial data for the business segments, excluding discontinued operations, are as follows (in thousands):

	Three Months Ended June 30, 2004
	Electric	Natural Gas	Total Electric and Natural Gas	All Other	Total
Operating revenues	$152,643	$78,245	$230,888	$2,073	$232,961
Cost of sales	70,302	58,851	129,153	475	129,628
Gross margin	82,341	19,394	101,735	1,598	103,333
Operating, general and administrative	52,290	16,949	69,239	1,074	70,313
Depreciation	14,167	3,675	17,842	400	18,242
Reorganization expenses	—	—	—	7,760	7,760
Operating income (loss)	15,884	(1,230)	14,654	(7,636)	7,018
Interest expense	N/A	N/A	(20,458)	(1,671)	(22,129)
Investment income and other	N/A	N/A	1,023	(520)	503
Reorganization interest income	N/A	N/A	—	129	129
Income (loss) before taxes	N/A	N/A	(4,781)	(9,698)	(14,479)
Benefit (provision) for taxes	N/A	N/A	2,624	(2,491)	133
Income (loss) from continuing operations	N/A	N/A	$(2,157)	$(12,189)	$(14,346)
Total assets	N/A	N/A	$2,201,475	$133,626	$2,335,101
Capital expenditures	N/A	N/A	$16,875	$21	$16,896

	Three Months Ended June 30, 2003
	Electric	Natural Gas	Total Electric and Natural Gas	All Other	Total
Operating revenues	$161,877	$70,737	$232,614	$2,097	$234,711
Cost of sales	76,171	52,463	128,634	664	129,298
Gross margin	85,706	18,274	103,980	1,433	105,413
Operating, general and administrative	47,291	13,883	61,174	13,066	74,240
Impairment on assets held for sale	—	—	—	12,399	12,399
Depreciation	13,490	3,512	17,002	430	17,432
Operating income (loss)	24,925	879	25,804	(24,462)	1,342
Interest expense	N/A	N/A	(23,955)	(15,629)	(39,584)
Investment income and other	N/A	N/A	923	457	1,380
Income (loss) before taxes	N/A	N/A	2,772	(39,634)	(36,862)
Benefit (provision) for taxes	N/A	N/A	(1,231)	767	(464)
Income (loss) from continuing operations	N/A	N/A	$1,541	$(38,867)	$(37,326)
Total assets	N/A	N/A	$1,696,258	$543,989	$2,240,247
Capital expenditures	N/A	N/A	$16,721	$—	$16,721

	Six Months Ended June 30, 2004
	Electric	Natural Gas	Total Electric and Natural Gas	All Other	Total
Operating revenues	$329,632	$238,313	$567,945	$4,626	$572,571
Cost of sales	158,031	177,329	335,360	1,169	336,529
Gross margin	171,601	60,984	232,585	3,457	236,042
Operating, general and administrative	104,247	35,369	139,616	5,405	145,021
Depreciation	28,320	7,292	35,612	806	36,418
Reorganization expenses	—	—	—	14,605	14,605
Operating income (loss)	39,034	18,323	57,357	(17,359)	39,998
Interest expense	N/A	N/A	(40,567)	(3,337)	(43,904)
Investment income and other	N/A	N/A	1,730	(526)	1,204
Reorganization interest income	N/A	N/A	—	144	144
Income (loss) before taxes	N/A	N/A	18,520	(21,078)	(2,558)
Benefit (provision) for taxes	N/A	N/A	(6,604)	6,875	271
Income (loss) from continuing operations	N/A	N/A	$11,916	$(14,203)	$(2,287)
Total assets	N/A	N/A	$2,201,475	$133,626	$2,335,101
Capital expenditures	N/A	N/A	$30,498	$31	$30,529

	Six Months Ended June 30, 2003
	Electric	Natural Gas	Total Electric and Natural Gas	All Other	Total
Operating revenues	$329,520	$188,431	$517,951	$4,665	$522,616
Cost of sales	153,326	129,749	283,075	1,382	284,457
Gross margin	176,194	58,682	234,876	3,283	238,159
Operating, general and administrative	92,698	29,525	122,223	24,314	146,537
Impairment on assets held for sale	—	—	—	12,399	12,399
Depreciation	27,075	6,918	33,993	862	34,855
Operating income (loss)	56,421	22,239	78,660	(34,292)	44,368
Interest expense	N/A	N/A	(50,107)	(31,074)	(81,181)
Investment income and other	N/A	N/A	988	167	1,155
Income (loss) before taxes	N/A	N/A	29,541	(65,199)	(35,658)
Benefit (provision) for taxes	N/A	N/A	(14,312)	13,811	(501)
Income (loss) from continuing operations	N/A	N/A	$15,229	$(51,388)	$(36,159)
Total assets	N/A	N/A	$1,696,258	$543,989	$2,240,247
Capital expenditures	N/A	N/A	$31,758	$68	$31,826

(11) New Accounting Standards

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R. FIN 46R was issued to replace FIN 46 and clarify the accounting for interests in variable interest entities.  FIN 46R requires the consolidation of entities which are determined to be variable interest entities (VIEs) when the reporting company determines that it will absorb a majority of the VIE's expected losses, receive a majority of the VIE's residual returns, or both.  The company that is required to consolidate the VIE is called the primary beneficiary.  Conversely, the reporting company would be required to deconsolidate VIEs that are currently consolidated when the company is not considered to be the primary beneficiary.  Variable interests are contractual, ownership or other monetary interests in an entity that change as the fair value of the entity's net assets exclusive of variable interests change.  An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest. Certain long-term purchase power and tolling contracts may be considered variable interests under FIN 46R.  We have various long-term purchase power contracts with other utilities and certain qualifying facility plants.  After evaluation of these contracts, we believe one qualifying facility contract may constitute a variable interest entity under the provisions of FIN 46R.  We are currently engaged in adversary proceedings with this qualifying facility, and while we have made exhaustive efforts, we have been unable to obtain the information necessary to further analyze this contract under the requirements of FIN 46R.  We will continue to make appropriate efforts to obtain the necessary information from this qualifying facility in order to determine if it is a VIE and if so, whether we are the primary beneficiary. We continue to account for this qualifying facility contract as an executory contract. Based on the current contract terms with this qualifying facility, our estimated gross contractual payments aggregate approximately $604.4 million through 2025.

In May 2004, the FASB issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (FSP 106-2), which superseded FSP 106-1 entitled the same.  We do not expect the effects of FSP 106-2 will have a material impact on the measurement of our accumulated projected benefit obligation or our periodic postretirement benefit cost.

(12) Reclassifications

Certain 2003 amounts have been reclassified to conform to the 2004 presentation. Such reclassifications have no impact on net loss or shareholders' deficit as previously reported.

(13) Earnings (Loss) per Average Common Share

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of the outstanding stock options. The following table presents the shares used in computing the basic and diluted earnings per share for 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Average Common Shares Outstanding For Basic Computation	37,396,762	37,396,762	37,396,762	37,396,762
Dilutive Effect of:
Stock Options	—	—	—	—
Average Common Shares Outstanding For Diluted Computation	37,396,762	37,396,762	37,396,762	37,396,762

Certain outstanding antidilutive options have been excluded from the earnings (loss) per average share calculation. These options total 1,351,688 for the three and six months ended June 30, 2004 and 1,884,159 for the three and six months ended June 30, 2003.

(14) Employee Benefit Plans

Net periodic benefit cost for our pension and other postretirement plans consists of the following for the three  and six months ended June 30, 2004 and 2003 (in thousands):

	Pension Benefits Three months ended June 30,		Other Postretirement Benefits Three months ended June 30,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$1,587	$1,291	$436	$337
Interest cost	2,820	5,270	652	1,364
Expected return on plan assets	(2,295)	(4,082)	(81)	(65)
Amortization of transitional obligation	(78)	39	—	169
Amortization of prior service cost	(166)	126	—	—
Recognized actuarial (gain) loss	(60)	681	86	117
	1,808	3,325	1,093	1,922
Additional (income) or loss recognized:
Curtailment	—	—	—	3,378
Special termination benefits	—	196	—	—
Settlement gain	—	—	—	(3,397)
Net Periodic Benefit Cost	$1,808	$3,521	$1,093	$1,903

	Pension Benefits Six months ended June 30,		Other Postretirement Benefits Six months ended June 30,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$3,753	2,582	$656	$675
Interest cost	10,085	10,540	1,457	2,727
Expected return on plan assets	(9,424)	(8,165)	(157)	(131)
Amortization of transitional obligation	77	77	—	338
Amortization of prior service cost	207	253	—	—
Recognized actuarial (gain) loss	641	1,363	280	234
	5,339	6,650	2,236	3,843
Additional (income) or loss recognized:
Curtailment	—	—	—	6,756
Special termination benefits	—	392	—	—
Settlement gain	—	—	—	(6,794)
Net Periodic Benefit Cost	$5,339	$7,042	$2,236	$3,805

Management is currently assessing certain nonqualified employee benefit plans, and we expect to file motions with the Bankruptcy Court during the third quarter of 2004 seeking to terminate certain of these plans.

(15) Commitments and Contingencies

Environmental Liabilities

We are subject to numerous state and federal environmental regulations. Because laws and regulations applicable to our businesses are continually developing and are subject to amendment, reinterpretation and varying degrees of enforcement, we may be subject to, but can not predict with certainty the nature and amount of future environmental liabilities. The Clean Air Act Amendments of 1990 (the Act) stipulate limitations on sulfur dioxide and nitrogen oxide emissions from coal-fired power plants. We believe we can comply with such sulfur dioxide emission requirements at the generating plants serving our South Dakota operations and that we are in compliance with all presently applicable environmental protection requirements and regulations with respect to these plants. We also are subject to other environmental statutes and regulations including those that relate to former manufactured gas plant sites and other past and present operations and facilities. In addition, we may be subject to financial liabilities related to the investigation and remediation from activities of previous owners or operators of our industrial and generating facilities. The range of exposure for environmental remediation obligations at present is estimated to range between $45.3 million to $84.1 million. Our environmental reserve accrual is $45.3 million as of June 30, 2004.

As part of our acquisition of the Montana Power Company’s transmission and distribution assets, we acquired ownership of the Milltown Dam hydroelectric facility, a three-megawatt generation facility located at the confluence of the Clark Fork and Blackfoot Rivers. In April 2003, the Environmental Protection Agency (EPA) announced its proposed remedy to address the mining waste contamination located in the Milltown Reservoir. This remedy proposed the removal of the Milltown Dam and powerhouse. In light of this announcement, we commenced negotiations with the Atlantic Richfield Company (ARCO), to prevent a challenge from ARCO to our statutorily exempt status under the Comprehensive Environmental Response Compensation and Liability Act as a potentially responsible party. On September 10, 2003, we executed a confidential settlement agreement with ARCO which, among other things, capped our maximum contribution towards remediation of the Milltown Reservoir superfund site.  A motion to approve the settlement agreement with ARCO was filed with the Bankruptcy Court on October 17, 2003. On April 7, 2004 we entered into a stipulation (Stipulation) with ARCO, the EPA, the Department of the Interior, the State of Montana and the Confederated Salish and Kootenai Tribes (collectively the Government Parties), which is intended to resolve both our liability with ARCO in general accordance with the previously negotiated settlement agreement and establish a framework to resolve our liability with the Government Parties for their claims, including natural resource restoration claims, against NorthWestern as they relate to remediation of the Milltown Site. The Stipulation caps NorthWestern’s and Clark Fork and Blackfoot LLC’s (Clark Fork) collective liability to ARCO and the Government Parties at $11.4 million. On June 22, 2004 the Bankruptcy Court approved the Stipulation and the funding of the ARCO settlement, as modified by the Stipulation. The amount of the stipulated liability has been fully accrued in the accompanying financial statements. Pursuant to the Stipulation, commencing in August 2004 and each month thereafter, we will pay $500,000 alternately into two escrow accounts, one for the State of Montana and one for ARCO, until the total agreed amount is funded.  No interest will accrue on the unpaid balance due, and the escrow accounts will remain funded until a final, nonappealable consent decree is entered by the United States District Court.  If, however,  a consent decree (i) is not executed by the relevant parties, (ii) is not approved by the United States District Court, or (iii) does not become fully effective, then all funds in the escrow accounts will continue to be held in trust pending further court order. The Stipulation incorporates appropriate releases and indemnifications from ARCO under the previously negotiated settlement agreement.

Legal Proceedings

As a result of the Chapter 11 filing, attempts by third parties to collect, secure or enforce remedies with respect to most prepetition claims against us are subject to the automatic stay provisions of Section 362(a) of Chapter 11.

We, and certain of our present and former officers and directors, were named as defendants in numerous complaints purporting to be class actions which were filed in the United States District Court for the District of South Dakota, Southern Division, alleging violations of Sections 11, 12 and 15 of the

Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In June 2003, the complaints were consolidated in the United States District Court for the District of South Dakota and given the caption In re NorthWestern Corporation Securities Litigation, Case No. 03-4049, and Carpenters Pension Trust for Southern California, Oppenheim Investment Management, LLC, and Richard C. Slump were named as co-lead plaintiffs (the “Lead Plaintiffs”). In July 2003, the Lead Plaintiffs filed a consolidated amended class action complaint naming NorthWestern, NorthWestern Capital Financing II and III, Blue Dot, Expanets, certain of our present and former officers and directors, along with a number of investment banks that participated in the securities offerings. The amended complaint alleges that the defendants misrepresented and omitted material facts concerning the business operations and financial performance of NorthWestern, Expanets, Blue Dot and CornerStone, overstated NorthWestern’s revenues and earnings by, among other things, maintaining insufficient reserves for accounts receivable at Expanets, failing to disclose billing problems and lapses and data conversion problems, failing to make full disclosures of problems (including the billing and data conversion issues) arising from the implementation of Expanets’ EXPERT system, concealing losses at Expanets and Blue Dot by improperly allocating losses to minority interest shareholders, maintaining insufficient internal controls, and profiting from improper related-party transactions. We, and certain of our present and former officers and directors, were also named as defendants in two complaints purporting to be class actions which were filed in the United States District Court for the Southern District of New York, entitled Sanford & Beatrice Golman Family Trust, et al. v. NorthWestern Corp., et al., Case No. 03CV3223, and Arthur Laufer v. Merle Lewis, et al., Case No. 03CV3716, which were brought on behalf of the purchasers of our 7.20%, 8.25%, and 8.10% trust preferred securities which were offered and sold pursuant to our registration statement on Form S-3 filed on July 12, 1999. The plaintiffs’ claims are based on similar allegations of material misrepresentations and omissions of fact relating to the registration statement in violation of Sections 11 and 12 of the Securities Act of 1933, and they seek unspecified compensatory damages, rescission and attorneys’, accountants’ and experts’ fees. In July 2003, Arthur Laufer v. Merle Lewis, et al. was transferred to the District of South Dakota and consolidated with the consolidated actions pending in that court. In September 2003, Sanford & Beatrice Golman Family Trust, et al. v. NorthWestern Corp., et al. was also transferred to the District of South Dakota. In February 2004, the Golman Family Trust action was also consolidated with the actions pending in that court. The actions have been stayed as to NorthWestern Corporation due to its bankruptcy filing. In October 2003, Expanets, Blue Dot, and certain of NorthWestern’s present and former officers and directors filed motions to dismiss the consolidated amended class action complaint for failure to state a claim, which are currently pending in the District of South Dakota.

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

On February 7, 2004, the parties to the above consolidated securities class actions and consolidated derivative litigation, together with certain other affected persons and parties, reached a tentative settlement of the litigation. On April 19, 2004 the parties and other affected persons signed a memorandum of understanding (MOU) which memorialized the tentative settlement. On June 16, 2004 the parties and other affected persons signed a settlement agreement memorializing the tentative settlement and addressing various issues necessary for federal court approval. We have sought approval of the MOU in our bankruptcy case and are waiting the Bankruptcy Court’s decision.  The federal court in Sioux Falls has indicated that it intends to grant preliminary approval of the settlement agreement pending the Bankruptcy Court approval and has set a date for final approval in October 2004.  Among the terms of the proposed settlement, we, Expanets, Blue Dot and other parties and persons will be released from all claims to these cases, a settlement fund in the amount of $41 million (of which approximately $37 million would be contributed by our directors and officers liability insurance carriers, and $4 million would be contributed from other persons and parties) will be established, and the plaintiffs will have a $20 million liquidated securities claim against Netexit.  The settlement is subject to the occurrence of several conditions, including approval of the proposed settlement by the Bankruptcy Court in our bankruptcy proceeding and approval of the proposed settlement by the federal District Court for the District of South Dakota, where the consolidated class actions are pending.  If for any reason these conditions do not occur and the settlement is not approved, then we intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

In December 2003, the SEC notified NorthWestern that it had issued a formal order of private investigation and subsequently subpoenaed documents from NorthWestern, NorthWestern Communications Solutions, Expanets and Blue Dot. This action follows the SEC’s requests for information made in connection with the previously disclosed SEC informal inquiry into questions regarding the restatements and other accounting and financial reporting matters. In addition, certain of our NorthWestern directors have been interviewed by representatives of the Federal Bureau of Investigation (FBI) concerning certain of the allegations made in the class action securities and derivative litigation matters.  NorthWestern has not been contacted by the FBI and has not been advised that NorthWestern is the target of any such FBI investigation. We are cooperating with the SEC’s investigation and intend to cooperate with the FBI if we are contacted in connection with its investigation.  We understand that the FBI or the Internal Revenue Service (IRS) may have contacted current and former employees of ours or of our subsidiaries.  As of the date hereof, we are not aware of any other governmental inquiry or investigation related to these matters. We cannot predict whether or not any other governmental inquiry or investigation will be commenced, nor can we predict the outcome of the SEC, FBI, IRS or any other governmental inquiry or investigation or related litigation or proceeding.

In January 2004, two of the QFs—Colstrip Electric Limited Partnership (CELP) and Yellowstone Electric Limited Partnership (YELP)—initiated adversary proceedings against NorthWestern in its Chapter 11 proceedings. In the CELP adversary proceeding, CELP seeks additional payment for capacity contracted to be provided to NorthWestern under its existing power purchase agreement.  In addition, we intervened in a Federal Energy Regulatory Commission (FERC) proceeding, which places at issue the QF status of CELP.  A FERC judge will rule on the QF status of CELP in the near future. In the YELP adversary proceeding, YELP seeks a determination of when and who has the right to determine the scheduling of maintenance on the power facility. We have obtained approval in our bankruptcy case for assumption of an amended agreement with YELP and a settlement with YELP which resolves prepetition claims, lowers the overall energy cost and eliminates the distinction in the previous agreement between summer and winter pricing. We intend to vigorously defend against the CELP adversary proceedings. In the opinion of management, the amount of ultimate liability with respect to the CELP adversary proceedings will not materially affect our financial position or results of operations or our ability to timely confirm a plan of reorganization.

On April 16, 2004 Magten Asset Management Corporation (Magten) and Law Debenture Trust Company of New York (Law Debenture) initiated an adversary proceeding against NorthWestern seeking among other things, to void the transfer of certain assets of Clark Fork to us. In essence, Magten and Law Debenture are asserting that the transfer of the transmission and distribution assets acquired from the Montana Power Company was a fraudulent conveyance because such transfer left Clark Fork insolvent and unable to pay certain claims. The plaintiffs also assert that they are creditors of Clark Fork as a result of Magten owning a portion of the Series A 8.5% Quarterly Income Preferred Securities for which Law Debenture serves as the Indenture Trustee. By its adversary proceeding, the plaintiffs seek, among other things, the avoidance of the transfer of assets, declaration that the assets were fraudulently transferred and are not property of our bankruptcy case, the imposition of constructive trusts over the transferred assets and the return of such assets to Clark Fork. In addition to the adversary proceeding filed by Magten and Law Debenture, the plaintiffs in the class action lawsuit entitled McGreevey, et al v. Montana Power Company, et al received approval in our bankruptcy case to initiate similar adversary proceedings. Under the terms of the settlement with the plaintiffs in the McGreevey case discussed below, they would not file such proceeding. On April 19, 2004 Magten also filed a substantially similar complaint against certain former and current officers of Clark Fork in U.S. District Court in Montana, but Magten seeks compensatory and punitive damages for breaches of fiduciary duties by such officers. Those officers have requested Clark Fork to indemnify them for their legal fees and costs in defending against the lawsuit and any settlement and/or judgment in such lawsuit. At this time, we cannot predict the impact or resolution of any of these lawsuits or reasonably estimate a range of possible loss, which could be material. The resolution of these lawsuits could harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.  We intend to vigorously defend against the adversary proceeding and any subsequently filed similar litigation.

We are one of several defendants in a class action lawsuit entitled McGreevey, et al. v. The Montana Power Company, et al, now pending in U.S. District Court in Montana. The lawsuit, which was filed by former shareholders of The Montana Power Company (most of whom became shareholders of Touch America Holdings, Inc. as a result of a corporate reorganization of the Montana Power Company), claims that the disposition of various generating and energy-related assets by the Montana Power Company were void because of the failure to obtain shareholder approval for the transactions. Plaintiffs thus seek to reverse those transactions, or receive fair value for their stock as of late 2001, when plaintiffs claim shareholder approval should have been sought. NorthWestern is named as a defendant due to the fact that we purchased Montana Power LLC, which plaintiffs claim is a successor to the Montana Power Company. We intend to vigorously defend against this lawsuit. On November 6, 2003, the Bankruptcy Court approved a stipulation between NorthWestern and the plaintiffs in McGreevey, et al. v. The Montana Power Company, et al. The stipulation provides that litigation, as against NorthWestern, Clark Fork, the Montana Power Company, Montana Power LLC and Jack Haffey, shall be temporarily stayed for 180 days from the date of the stipulation. Pursuant to the stipulation and after providing notice to NorthWestern, the plaintiffs may move the Bankruptcy Court for termination of the temporary stay. On July 10, 2004, we and the other insureds under the applicable directors and officers liability insurance policies along with the plaintiffs in the McGreevey case, plaintiffs in the In Re Touch America Holdings, Inc. Securities Litigation and the Touch America Creditors Committee reached a tentative settlement as a result of mediation. Among the terms of the tentative settlement, we, Clark Fork and other parties will be released from all claims in this case, the plaintiffs in McGreevey will dismiss their claims against the third party purchasers of the generation assets and non-regulated energy assets of Montana Power Company including PPL Montana, and a settlement fund in the amount of $67 million (all of which will be contributed by the former Montana Power Company directors and officers liability insurance carriers) will be established.  The settlement is subject to the occurrence of several conditions, including approval of the proposed settlement by the

Bankruptcy Court in our bankruptcy proceeding, the Bankruptcy Court in the Touch America bankruptcy proceeding and approval of the proposed settlement by the Federal District Court for the District of Montana, where the class actions are pending. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

In NorthWestern Corporation vs. PPL Montana, LLC vs. NorthWestern Corporation and Clark Fork and Blackfoot, LLC   No. CV-02-94-BU-SHE, (D. MT), we are pursuing claims against PPL Montana, LLC (PPL) due to its refusal to purchase the Colstrip transmission assets which under the Asset Purchase Agreement (APA) executed by and between the Montana Power Company (MPC) and PP&L Global, Inc. (PPL Global), NorthWestern claims PPL (PPL Global’s successor-in-interest under the APA) is required to purchase the Colstrip transmission assets for $97.1 million. PPL has also asserted a number of counterclaims against NorthWestern and Clark Fork based in large part upon PPL’s claim that MPC and/or NorthWestern Energy breached two Wholesale Transition Service Agreements and certain indemnification obligations under the APA in the approximate amount of $40 million. PPL also filed a proof of claim against NorthWestern’s bankruptcy estate which asserts substantially the same claims as the PPL counterclaim. PPL moved the Bankruptcy Court for relief from the automatic stay to pursue its counterclaims. NorthWestern objected to PPL’s motion to lift the automatic stay and has also filed a motion to transfer the venue of the entire litigation to the United States District Court for the District of Delaware. On March 19, 2004 the federal court in Montana denied our motion to transfer the entire case. We intend to vigorously defend against the PPL claims in the Bankruptcy Court and the counterclaims in federal court as well as vigorously prosecute our claims against PPL. We cannot currently predict the impact or resolution of the claims or this litigation or reasonably estimate a range of possible loss on the counterclaims, which could be material.

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

We, and certain of our former officers and directors, were named as defendants in certain complaints filed against CornerStone Propane Partners, LP and other defendants purporting to be class actions filed in the United States District Court for the Northern District of California by purchasers of units of CornerStone Propane Partners alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Through November 1, 2002, we held an economic equity interest in a subsidiary that serves as the managing general partner of CornerStone Propane Partners, LP. Certain former officers and directors of NorthWestern who are named as defendants in certain of these actions have also been sued in their capacities as directors of the managing general partner. These complaints allege that defendants sold units of CornerStone Propane Partners based upon false and misleading statements and failed to disclose material information about CornerStone Propane Partners’ financial condition and future prospects, including overpayment for acquisitions, overstating earnings and net income, and that it lacked adequate internal controls. All of the lawsuits have now been consolidated and Gilbert H. Lamphere has been named as lead plaintiff. The actions have been stayed as to NorthWestern due to its bankruptcy filing. On October 27, 2003, the plaintiffs filed an amended consolidated class action complaint. The new complaint does not name NorthWestern as a defendant, although it alleges facts relating to NorthWestern’s conduct. Certain of our former officers and directors are named as defendants in the amended consolidated complaint. The plaintiffs seek compensatory damages, prejudgment and postjudgment interest and costs, injunctive relief, and other relief. We intend to vigorously defend any claims asserted against us by these lawsuits. On November 6, 2003, the Bankruptcy Court entered an order approving a stipulation between NorthWestern and plaintiffs in this litigation. The stipulation provides that litigation as against NorthWestern shall be temporarily stayed for 180 days from the date of the stipulation. Pursuant to the stipulation and after providing notice to NorthWestern, the plaintiffs may move the Bankruptcy Court for termination of the temporary stay. In June 2004, CornerStone Propane Partners, LP along with its subsidiaries and affiliates filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of that filing this case is now stayed against CornerStone Propane Partners and other named subsidiaries and affiliates.  We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

We were named in a complaint filed against us, CornerStone Propane GP, Inc., CornerStone Propane Partners LP and other defendants in a lawsuit entitled Leonard S. Mewhinney, Jr. v. NorthWestern Corporation, et al. in the circuit court of the city of St. Louis, state of Missouri.  The complaint alleges that the plaintiff purchased units of Cornerstone Propane Partners, LP between March 13, 1998 and November 29, 2001 and that NorthWestern owned and controlled all or the majority of stock or other indicia of ownership of Cornerstone Propane, GP, Inc. and all other entities that were the general partners of Cornerstone Propane Partners, LP.  According to the plaintiff, NorthWestern, Cornerstone Propane GP, Inc., Coast Gas, Inc. and Cornerstone Propane Partners, LP breached fiduciary duties to the plaintiff by engaging in certain misconduct, including mismanaging Cornerstone Propane Partners, LP and transferring its assets for less than market value and other activities.  The complaint further alleges that the defendants fraudulently failed to disclose material information regarding the value of units of Cornerstone Propane Partners, LP and violated the Florida Securities Act in connection with the sale of such units.  The plaintiff seeks compensatory damages, punitive damages and costs.  The complaint was amended to add a state class action claim.  All defendants filed a petition to remove the case to the federal court in St. Louis, Missouri, but the federal court granted plaintiff’s motion to remand.  The case has now been stayed against NorthWestern and CornerStone due to their bankruptcy filings.  We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

Certain of our present and former officers and directors, and CornerStone Propane Partners, LP, as a nominal defendant, are among other defendants named in two derivative actions commenced in the Superior Court for the State of California, County of Santa Cruz, entitled Adelaide Andrews v. Keith G. Baxter, et al., Case No. CV146662 and Ralph Tyndall v. Keith G. Baxter, et al., Case No. CV146661. These derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal unitholder suits. The plaintiffs seek unspecified compensatory damages, treble damages pursuant to the California Corporations Code, injunctive relief, restitution, disgorgement, costs, and other relief. The case has now been stayed against CornerStone due to its bankruptcy filing. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

On April 30, 2003, Mr. Richard Hylland, our former President and Chief Operating Officer, filed a demand for arbitration of contract claims under his employment agreement, as well as tort claims for defamation, infliction of emotional distress and tortious interference and a claim for punitive damages.

Mr. Hylland is seeking relief in the amount of $25 million, plus interest, attorney’s fees, costs, and punitive damages. Mr. Hylland has also filed claims in our bankruptcy case similar to the claims in his arbitration demand. We dispute Mr. Hylland’s claims and intend to vigorously defend the arbitration and object to Mr. Hylland’s claims in our bankruptcy case. On May 6, 2003, based on the recommendations of the Special Committee of the NorthWestern Board of Directors formed to evaluate Mr. Hylland’s performance and conduct in connection with the management of NorthWestern and its subsidiaries, the Board determined that Mr. Hylland’s performance and conduct as President and Chief Operating Officer warranted termination under his employment contract. This arbitration has been stayed due to our bankruptcy filing.

On August 12, 2003, the Montana Consumer Counsel (MCC) filed a Petition for Investigation, Adoption of Additional Regulatory Controls and Related Relief with the Montana Public Service Commission (MPSC). On August 22, 2003, the MPSC issued an order initiating an investigation of NorthWestern Energy relating to, among others, finances, corporate structure, capital structure, cash management practices and affiliated transactions. The relief sought includes adoption of new regulatory controls that would specifically apply to NorthWestern, including additional reporting, cost allocation and financing rules and requirements, and examination of affiliate transactions necessary to ensure that we are not operating our energy division, and will not in the future operate, in a manner that would prejudice our ability to furnish reasonably adequate service and facilities at reasonable and just charges as required under Montana law. We have entered into a settlement of this matter with the MPSC and MCC, which was approved by the Bankruptcy Court on July 15, 2004, and this proceeding will be closed except for responding to recommendations related to a recently completed infrastructure audit conducted by a consultant. We are currently reviewing these recommendations and have not yet determined the estimated financial impact they may have on our results of operations. As part of the settlement, we agreed to pay approximately $2.8 million of professional fees incurred by the MPSC, the MCC and the Montana Attorney General in connection with our bankruptcy filing. We have fully accrued these fees as of June 30, 2004.

Expanets and NorthWestern have been named defendants in two complaints filed with the Supreme Court of the State of New York, County of Bronx, alleging violations of New York’s prevailing wage laws, breach of contract, unjust enrichment, willful failure to pay wages, race, ethnicity, national origin and/or age discrimination and retaliation.  In the complaint entitled Felix Adames et al. v. Avaya, Expanets, NorthWestern et al., Supreme Court of the State of New York, Bronx County, Index No. 8664-04, which has not yet been served upon Expanets, 14 former employees of Expanets seek damages in the amount of $27,750,000, plus interest, penalties, punitive damages, costs, and attorney’s fees.  In the complaint entitled Wayne Belnavis and David Daniels v. Avaya, Expanets, NorthWestern et al., Supreme Court of the State of New York, Bronx County, Index No. 8729-04, which has not yet been served upon Expanets, two former employees of Expanets seek damages in the amount of $12,500,000, plus interest, penalties, punitive damages, costs, and attorney’s fees.  We intend to vigorously defend against the allegations made in these complaints.  Though the filing of the complaint may violate the automatic stay provisions of the Federal Bankruptcy Code and may be subject to the claims process of the bankruptcy proceeding, we cannot currently predict the impact or resolution of these claims or reasonably estimate a range of possible loss, which could be material, and the resolution of these claims may harm our business and have a material adverse impact on our financial condition.

On March 17, 2004, certain minority shareholders of Expanets filed a lawsuit against Avaya Inc., Expanets, NorthWestern Growth Corporation, and Merle Lewis, Dick Hylland and Dan Newell entitled Cohen et al. v Avaya Inc., et al. in U.S. District Court in Sioux Falls, South Dakota contending that (i) the defendants fraudently induced the shareholders to sell their businesses to Expanets during 1998 and 1999 in exchange for Expanets stock which would have value only if Expanets went public, when in fact no IPO was intended, and (ii) the defendants and NorthWestern (a) hid the true financial condition of

NorthWestern, NorthWestern Growth and Expanets, (b) permitted internal controls to lapse, (c) failed to document loans by NorthWestern to Expanets, and (d) allowed the individual defendants to realize millions of dollars in bonus payments at the expense of Expanets and its minority shareholders. The lawsuit alleges federal and state securities laws violations and breaches for fiduciary duties. The plaintiffs have recently filed an amended complaint that reflects one less plaintiff and a clarification on the damages that they seek. In addition, Avaya Inc. has sent NorthWestern a notice seeking indemnification and defense for this lawsuit under the terms of the asset purchase agreement.  The case has now been stayed against Expanets due to its bankruptcy filing. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material.

We are also subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations or ability to timely confirm a plan of reorganization.

Contingencies

Effective November 1, 2002, we relinquished our direct and indirect equity interests in CornerStone Propane, L.P. and CornerStone Propane Partners, L.P. (collectively, CornerStone).  CornerStone has filed proofs of claims against us aggregating approximately $310 million asserting that we owe them for capital account contribution obligations and obligations related to requirements to transfer title of certain real property.  We filed an objection disputing these claims on July 13, 2004, as we do not believe they are valid.  On June 3, 2004, CornerStone filed petitions for relief under Chapter 11 of the Bankruptcy Code.  We have filed a proof of claim against CornerStone for a $29.5 million secured claim, which arose due to our August 2002 purchase of a lenders’ interest in CornerStone’s credit facility.  We have also filed additional proofs of claim against CornerStone totaling $23.2 million related to previous intercompany obligations and payments on letters of credit on behalf of CornerStone.  In previous years, we took impairment charges to reduce our note receivable and other advances to an estimated recoverable amount.  As of June 30, 2004, the net book value of our receivables from CornerStone was $11 million.  We believe the net book value of our receivable is recoverable from CornerStone, however we cannot currently predict if CornerStone’s claims against us will be allowed in our bankruptcy proceedings, or in turn, if our claims against CornerStone will be allowed in their bankruptcy proceedings.

Performance Bonds and Letters of Credit

We have various letter of credit requirements and other collateral obligations of approximately $15.4 million and $16.4 million as of June 30, 2004 and December 31, 2003, respectively.

Blue Dot and Netexit had previously obtained various license, bid and performance bonds to secure the performance of contracts and the adequate provision of services. The total amount of these outstanding surety bonds is approximately $49.1 million and $59.5 million as of June 30, 2004 and December 31, 2003, respectively.  Due to the completion of work and as a result of the sale of these subsidiaries’ businesses, we estimate the amount of the underlying obligations that such bonds secure is $3.5 million and $3.5 million as of June 30, 2004 and December 31, 2003, respectively.

The surety bonds obtained by Blue Dot and Netexit are supported by indemnity agreements that we entered into for the benefit of these subsidiaries and are secured by various letters of credit obtained by Blue Dot, Netexit, or us.  Approximately $5.5 million and $10 million of these letters of credit and other collateral obligations as of June 30, 2004 and December 31, 2003, respectively, serve to support performance bonds primarily related to Blue Dot and Netexit. In addition, included in other assets at June 30, 2004 are $9.1 million of deposits that support performance bonds related to Blue Dot and Netexit.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references to "we," "us," "our" and "NorthWestern" refer specifically to NorthWestern Corporation and its subsidiaries.

OVERVIEW

On September 14, 2003 (the Petition Date), we filed a voluntary petition for relief under the provisions of Chapter 11 of the Bankruptcy Code in the Bankruptcy Court under case number 03-12872 (CGC).  Pursuant to Chapter 11, we retain control of our assets and are authorized to operate our business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court.  All vendors are being paid for all goods furnished and services provided after the Petition Date under the supervision of the Bankruptcy Court. As a debtor-in-possession, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court, after notice and an opportunity for a hearing. Included in the consolidated financial statements are subsidiaries that are not party to our Chapter 11 case. The assets and liabilities of such subsidiaries are not considered to be material to the consolidated financial statements or are included in discontinued operations. In addition, in order to wind-down its affairs in an orderly manner, our subsidiary, Netexit, Inc. filed a voluntary petition for relief under the provisions of Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on May 4, 2004.

The Bankruptcy Court approved our first amended disclosure statement for our proposed plan of reorganization (Plan) on May 26, 2004.  Under the terms of our Plan, we would greatly reduce our debt burden through a debt-for-equity swap.  The Plan provides that:

•       Existing common stock will be cancelled and there will be no distributions to current shareholders;

•       If holders of our mandatorily redeemable preferred securities of subsidiary trusts (trust preferred securities) vote for the Plan, they would receive, pro rata, 2 percent of newly issued stock, otherwise they receive no distributions;

•       Holders of our senior unsecured notes and trade vendor claims in excess of $20,000 would receive, pro rata, 98 percent of newly issued common stock plus the two percent of newly issued common stock allocated to the trust preferred securities if such claim holders, as a class, reject the Plan;

•       Holders of our secured bonds and debt will not be impaired and will be reinstated;

•       Prepetition claims of trade vendors with claims of $20,000 or less will be paid in full;

•       Upon emergence, we will have an enterprise value of approximately $1.5 billion and equity of approximately $710 million.

Holders of claims were required to submit their ballots accepting or rejecting the Plan by August 2, 2004. Based on preliminary results, senior unsecured debt holders, general unsecured claimants, and Directors and Officers Trust claimants accepted the Plan.  The Bankruptcy Code defines acceptance of a Plan of Reorganization by a class of claims as acceptance by holders of at least two-thirds in dollar amount and more than one-half in number, of the allowed claims of that class that have actually voted.  The junior subordinated trust preferred security holders rejected the Plan based on the dollar amount of claims.  Our Creditors Committee is currently negotiating with junior subordinated trust preferred security holders.  Even though an impaired class rejects the Plan, NorthWestern may seek confirmation of the Plan if it is able to meet the requirement of the Bankruptcy Code.The voting results are considered preliminary asour claims agent is currently in the process of verifying the ballot count.  A confirmation hearing on the Plan has been scheduled for August 25, 2004. To successfully emerge from Chapter 11, we will need to obtain confirmation by the Bankruptcy Court of our Plan.

Our ability to continue as a going concern is predicated upon numerous issues, including the following:

•       having our Plan confirmed by the Bankruptcy Court in a timely manner;

•       being able to successfully implement our business plans and otherwise offset the negative effects that the Chapter 11 filing has had and may continue to have on our business, including the impairment of vendor relations;

•       operating within the framework of our DIP Facility and any replacement exit credit facility, including limitations on capital expenditures and financial covenants, our ability to establish an exit credit facility, our ability to generate cash flows from operations or seek other sources of financing and the availability of projected vendor credit terms; and

•       attracting, motivating and/or retaining key executives and employees.

These challenges are in addition to those operational, regulatory and other challenges that we face in connection with our business as a regional utility.  In addition, we have incurred and will continue to incur, significant expenses and costs associated with the reorganization, even for several months after we emerge from bankruptcy.

As previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, we sold substantially all the assets and business of Expanets to Avaya and retained certain specified liabilities.  Thereafter, Expanets, Inc. was renamed Netexit, Inc.  On February 24, 2004, Avaya submitted its proposed final calculation of the post-closing working capital adjustment required under the sale agreements claiming that Avaya should retain $44.6 million in held-back proceeds plus an additional $4.2 million.  Netexit disputed this calculation. As a result of negotiations between Netexit and Avaya, the parties entered into a settlement on April 27, 2004 resulting in additional cash proceeds of $17.5 million paid by Avaya to Netexit.  We recorded a gain related to this settlement of $11.5 million in the second quarter of 2004.

In order to wind-down its affairs in an orderly manner, Netexit and its subsidiaries filed for bankruptcy protection on May 4, 2004. On June 30, 2004, Netexit filed schedules and statements of financial affairs with the Bankruptcy Court, setting forth, among other things, the assets and liabilities of Netexit.  The schedules, which were prepared by NorthWestern management and are unaudited, list total assets of approximately $67.6 million (primarily cash and short-term investments) and total liabilities of approximately $237.9 million as of May 4, 2004, of which, approximately $237.7 million (including contractual interest of $13.7 million) of the total liabilities represents intercompany obligations by Netexit to NorthWestern.  However, the amount of the claims to be filed against Netexit by creditors could be significantly different than the amount of the liabilities that have been recorded.  Netexit will incur significant additional expenses related to the bankruptcy filing and may incur losses related to the resolution of open claims.  Netexit has not yet proposed a plan of reorganization, but anticipates doing so during the fourth quarter of 2004. Pending the resolution of open claims to Netexit creditors, the proceeds from the sale remain at Netexit and distributions to NorthWestern will be delayed until the Netexit bankruptcy proceedings are resolved. Our ability to emerge from Chapter 11 protection is not linked to resolution of the Netexit bankruptcy proceedings.

Effective November 1, 2002, we relinquished our direct and indirect equity interests in CornerStone Propane, L.P. and CornerStone Propane Partners, L.P. (collectively, CornerStone).  CornerStone has filed proofs of claims against us aggregating approximately $310 million asserting that we owe them for capital account contribution obligations and obligations related to requirements to transfer title of certain real property.  We filed an objection disputing these claims on July 13, 2004, as we do not believe they are valid.  On June 3, 2004, CornerStone filed petitions for relief under Chapter 11 of the Bankruptcy Code.  We have filed a proof of claim against CornerStone for a $29.5 million secured claim, which arose due to our August 2002 purchase of a lenders’ interest in CornerStone’s credit facility.  We have also filed additional proofs of claim against CornerStone totaling $23.2 million related to previous intercompany obligations and payments on letters of credit on behalf of CornerStone.  In previous years, we took impairment charges to reduce our note receivable and other advances to an estimated recoverable amount.  As of June 30, 2004, the net book value of our receivables from CornerStone was $11 million.  We believe the net book value of our receivable is recoverable from CornerStone, however we cannot currently predict if CornerStone’s claims against us will be allowed in our bankruptcy proceedings, or in turn, if our claims against CornerStone will be allowed in their bankruptcy proceedings.

We are also attempting to sell our interest in Montana Megawatts I, LLC (MMI), our indirect wholly-owned subsidiary that owns the Montana First Megawatts generation project. In an effort to facilitate the sale of the Montana First Megawatts project and its ultimate development at its current location in Great Falls, Montana, we filed the power sales agreement with the Federal Energy Regulatory Commission (FERC) on August 18, 2003, requesting that the FERC accept for filing the cost-based power sales agreement between MMI and its affiliate, NorthWestern Energy. A late motion to intervene and protest was filed by the Montana Public Service Commission (MPSC) and the Montana Consumer Counsel (MCC).  On October 17, 2003, the FERC issued an order conditionally accepting the power sales agreement, subject to suspension for a designated period, to permit resolution of certain concerns voiced by the MPSC and MCC in their filing. On July 20, 2004 we entered into a Settlement Term Sheet with the MCC and MMI, modifying certain economic terms contained in the cost-based power sales agreement conditionally approved by the FERC on October 17, 2003. Under the terms of the settlement we expect to file the MCC Settlement Term Sheet with the FERC and the MPSC for their review and consideration.  A revised power sales agreement may be filed with the MPSC, subject to meeting necessary preconditions imposed by Montana law and MPSC rules. Also, the MPSC may be requested to provide expedited approval of this agreement for inclusion in the Montana default supply portfolio. This filing is subject to certain necessary preconditions imposed by MPSC rules.

On July 18, 2004, we entered into a nonbinding letter of intent to sell MMI to a nonaffiliated third party. Under the terms of the letter of intent, assuming completion of certain due diligence activities by the buyer and satisfaction of certain conditions, the buyer will enter into a definitive purchase agreement to acquire MMI for $30 million. Upon execution of a definitive purchase agreement, we will file a motion with the Bankruptcy Court for approval to sell our interest in MMI. We anticipate that MMI will be sold through an auction process.

We cannot guarantee approval by the MPSC of a revised power sales agreement, predict whether we will ultimately enter into a definitive agreement for the sale of MMI at the stated price, guarantee consummation of the transactions set forth in the agreement, or that MMI will be sold to this particular buyer.

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

Qualifying Facilities Liability

Certain Qualifying Facilities (QFs), require us to purchase minimum amounts of energy at prices ranging from $65 to $138 per megawatt hour through 2029. As of June 30, 2004, our gross contractual obligation related to the QFs is approximately $1.8 billion through 2029. A portion of the costs incurred to purchase this energy is recoverable though rates authorized by the MPSC, totaling approximately $1.4 billion though 2029. In computing the liability, we have had to make various estimates in relation to contract costs, capacity utilization, discount rates and recoverable amounts. Actual utilization and regulatory changes may significantly impact our results of operations. In light of the executory nature of the QF power sales agreements and certain out-of-market pricing and escalation terms, we are continuing to evaluate our options with respect to continued purchases under these contracts.  In July 2004, the Bankruptcy Court approved an amendment to a QF contract, which will result in a reduction of approximately $17 million to the present value of our QF liability. We anticipate additional adjustments to our QF liability may arise during the third quarter of 2004 due to contract modifications.

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

Income Taxes

Our proposed plan of reorganization contemplates a significant reduction of our outstanding indebtedness and, as a result, we expect to realize approximately $567 million of cancellation of indebtedness (COD) income.  For tax purposes, we are not required to include any COD income in our taxable income when we emerge, however we will be required to reduce certain tax attributes up to the amount of COD income.  As a general rule, tax attributes are reduced in the following order: (a) net operating losses (NOLs), (b) most tax credits, (c) capital loss carryovers, (d) tax basis in assets, and (e) foreign tax credits.  Under a certain tax code election, we anticipate reducing a combination of attributes, consisting of tax basis in depreciable assets and NOLs.  While we have made assumptions in our plan of reorganization related to the reduction of these attributes, the ultimate amounts of each reduction will not be determined until after we emerge from bankruptcy.  Changes in our assumptions related to these attribute reductions could materially impact the tax basis of our depreciable assets and the amount of NOLs available to utilize against future income.  Additionally, under our proposed plan of reorganization, there will be an "ownership change" as defined under Internal Revenue Code Section 382 in connection with our emergence from bankruptcy, which provides an annual limit on the ability to utilize our NOLs.  Based on this limitation and our current assumptions, we estimate our NOLs will be utilized over approximately five years.

RESULTS OF OPERATIONS

Three-Month and Six-Month Periods Ended June 30, 2004, Compared to the Three-Month and Six-Month Periods Ended June 30, 2003.

Overall Consolidated Results

The following is a summary of our consolidated results of operations for the three-month and six-month periods ended June 30, 2004 and 2003. Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments. This discussion is followed by a more detailed discussion of operating results by segment.

Consolidated revenues in the second quarter of 2004 were $233.0 million, as compared to $234.7 million in the second quarter of 2003. Consolidated revenues for the six months ended June 30, 2004 were $572.6 million, an increase of $50.0 million, or 9.6%, over the same period in 2003. This increase was primarily due to increased sales of surplus gas of $19.7 million, increased market prices for gas of $15.9 million and an increase in nonregulated gas revenues of $13.4 million.

Consolidated cost of sales was $129.6 million in the second quarter of 2004, as compared to $129.3 million in the second quarter of 2003.  Consolidated cost of sales for the six months ended June 30, 2004 was $336.5 million, an increase of $52.1 million, or 18.3%, over the same period in 2003. This increase was primarily due to increased sales of surplus gas of $19.7 million, increased market prices for gas of $15.9 million and an increase in nonregulated gas cost of sales of $15.8 million.

Consolidated gross margin in the second quarter of 2004 was $103.3 million, as compared to $105.4 million in the second quarter of 2003. For the six months ended June 30, 2004, consolidated gross margin was $236.0, as compared to $238.2 million for the same period in 2003.

Consolidated operating expenses in the second quarter of 2004 were $96.3 million as compared to $104.1 million in the second quarter of 2003. Included in 2003 results was a $12.4 million impairment charge related to our investment in the Montana First Megawatts project. Aside from the 2003 impairment charge, increased expenses in the second quarter of 2004 primarily consisted of higher insurance costs (mainly directors and officers) of $2.5 million, higher property taxes of $1.4 million, and contractor costs related to strike contingency planning in 2004 of $1.1 million. Depreciation was $18.2 million, as compared to $17.4 million in the second quarter of 2003. Since filing for bankruptcy, we present reorganization professional fees and expenses separately from operating, general and administrative expenses on the income statement. While we incurred $7.8 million of reorganization expenses during the second quarter of 2004, there were similar amounts for legal and other professional fees included in operating, general and administrative expenses in the second quarter of 2003 due to our efforts to restructure the company prior to filing for bankruptcy. For the six months ended June 30, 2004 consolidated operating expenses were $196.0 million, as compared to $193.8 million in 2003.  As noted above, 2003 results included a $12.4 million impairment charge. Aside from the 2003 impairment charge, the increase in expenses in 2004 is primarily due to higher insurance costs (mainly directors and officers) of $5.4 million, higher property taxes of $3.9 million, and contractor costs related to strike contingency planning in 2004 of $1.1 million.

Depreciation was $36.4 million for the six months ended June 30, 2004, as compared to $34.9 million for the same period in 2003. Reorganization professional fees and expenses for the six months ended June 30, 2004 were $14.6 million.

Consolidated operating income in the second quarter of 2004 was $7.0 million, an increase of $5.7 million. This increase is due to the inclusion in our 2003 results of the impairment charge offset by higher operating, general and administrative expenses in 2004. For the six months ended June 30, 2004 consolidated operating income was $40.0 million, a decrease of $4.4 million, or 9.8%, from the same period in 2003. This decrease is due to lower margins and higher operating expenses as discussed above.

Consolidated interest expense in the second quarter of 2004 was $22.1 million, a decrease of $17.5 million, or 44.1%. For the six months ended June 30, 2004 interest expense was $43.9 million, a decrease of $37.3 million, or 45.9%, from the same period in 2003. These decreases are attributable to our cessation of recording of interest expense on our unsecured debt due to our bankruptcy filing.

Consolidated losses on common stock in the second quarter of 2004 were $4.8 million, as compared to $57.8 million in the second quarter of 2003. Due to our bankruptcy filing, we ceased recording interest expense on our unsecured debt and preferred securities, which accounted for a $17.5 million decrease in interest expense, and a $7.5 million decrease in our minority interests on preferred securities of subsidiary trusts.  In addition, results from discontinued operations improved by $22.6 million, primarily related to a Netexit gain of $11.5 million attributable to a settlement with Avaya. Consolidated earnings on common stock were $12.2 million for the six months ended June 30, 2004, a $60.1 million increase from the first six months of 2003. Due to our bankruptcy filing, we ceased recording interest expense on our unsecured debt and preferred securities, which accounted for a $37.3 million decrease in interest expense, and a $14.9 million decrease in our minority interests on preferred securities of subsidiary trusts.  In addition, results from discontinued operations improved by $11.3 million, attributable to the gain discussed above.

Electric Segment Operations

Revenues in the second quarter of 2004 were $152.6 million, a decrease of $9.2 million, or 5.7%, from results in the second quarter of 2003. Our regulated rate revenues are affected by three primary components; average market rates, sales volume and sales of excess purchased power to the secondary market. The decrease in revenues during the second quarter of 2004 as compared to 2003 was primarily due to a $16.9 million decrease in sales of excess purchased power to the secondary market primarily offset by an $8.4 million increase in sales volumes to our core customers. As the purchased power costs and sales to the secondary market are also reflected in cost of sales, there is no gross margin impact. Revenues for the six months ended June 30, 2004 were $329.6 million as compared to $329.5 million for the same period in 2003. Retail revenues from our core customers increased approximately $15.5 million due to increased volumes. The increase was offset by a $13.1 million decrease in sales of excess purchased power to the secondary market and approximately $1.2 million due to decreases in average market rates.

Cost of sales in the second quarter of 2004 was $70.3 million, a decrease of $5.9 million, or 7.7%, from results in the second quarter of 2003. Purchased power supply costs, which are recovered in rates, decreased $8.8 million. This decrease was partially offset by a $2.1 million loss related to a dispute settlement with a wholesale power supply vendor and a $1.0 million increase in transmission and wheeling costs associated with energy load scheduling.  For the six months ended June 30, 2004, costs of sales were $158.0 million, an increase of $4.7 million, or 3.1%, from 2003.  This increase was primarily due to a $2.0 million increase in transmission and wheeling costs associated with energy load scheduling and the $2.1 million loss discussed above.

Gross margin in the second quarter of 2004 was $82.3 million, a decrease of $3.4 million, or 3.9% from gross margin in the second quarter of 2003. This decrease was primarily attributable to the loss on the wholesale power supply contract and increased transmission and wheeling costs. Margins as a percentage of revenues increased to 53.9% for 2004, from 52.9% for 2003. Gross margin as a percentage of revenue is impacted by the fluctuations that occur in power supply costs, which are collected in rates from customers. While these fluctuations impact gross margin as a percentage of revenue, they have no actual impact on gross margin amounts.  For the six months ended June 30, 2004, margins of $171.6 million were $4.6 million lower, or 2.6%, from results in the first six months of 2003. This decrease was primarily attributable to higher transmission and wheeling costs and the loss related to the dispute settlement discussed above.  Margins as a percentage of revenues decreased to 52.1% for 2004, from 53.5% in 2003.

Operating, general and administrative expenses for the second quarter of 2004 were $52.3 million, an increase of $5.0 million, or 10.6%, over results in the second quarter of 2003. This increase was primarily due to a $1.6 million increase in  insurance (primarily directors and officers liability) costs, $0.9 million in higher property taxes, $0.7 million in higher contractor costs due to strike contingency planning and an increased allocation of corporate expenses from the all other segment to electric operating expenses. Depreciation was $14.2 million for the second quarter of 2004, an increase of $0.7 million over 2003.  Operating, general and administrative expenses for the six months ended June 30, 2004 were $104.2 million, an increase of $11.5 million, or 12.5%, over results in the first six months of 2003. This increase was primarily due to a $3.4 million increase in insurance (primarily directors and officers liability) costs, $2.7 million in higher property taxes, $0.7 million in higher contractor costs due to strike contingency planning and an increased allocation of corporate expenses from the all other segment to electric operating expenses.  Depreciation was $28.3 million for 2004, an increase of $1.2 million over 2003.

Operating income in the second quarter of 2004 was $15.9 million, a decrease of $9.0 million, or 36.3%, from the second quarter of 2003. This decrease was primarily due to increased operating, general and administrative expenses, the $2.1 million loss related to a dispute settlement with a wholesale power supply vendor and increased transmission and wheeling costs. For the six months ended June 30, 2004, operating income was $39.0 million, a decrease of $17.4 million, or 30.8%, from the same period in 2003. This decrease was primarily due to increased operating, general and administrative expenses, the $2.1 million loss discussed above,  and higher transmission and wheeling costs.

Interest expense in the second quarter of 2004 for the electric and gas segments combined was $20.5 million, a decrease of $3.5 million or 14.6% from the second quarter of 2003. Interest expense for the six months ended June 30, 2004 for the electric and gas segments combined was $40.6 million, a decrease of $9.5 million or 19.0% from the first six months of 2003. These decreases were attributable to our cessation of recording interest expense on unsecured debt due to our bankruptcy filing.

Natural Gas Segment Operations

Revenues in the second quarter of 2004 were $78.2 million, an increase of $7.5 million, or 10.6%, from results in the second quarter of 2003. Gas supply costs increased $5.2 million, or 32.6%, as a result of higher average market prices. These costs are also reflected in cost of sales, thereby having no impact on gross margin. Additionally, nonregulated revenues increased approximately $4.3 million, primarily from the addition of ethanol plant customers. This was partially offset by a $2.7 million decrease in retail revenues resulting from a 3.7% volume decline. Revenues for the six months ended June 30, 2004 of $238.3 million were $49.9 million higher, or 26.5%, from results in the same period of 2003. Gas supply costs increased $15.9 million, or 25.4%, as a result of higher average market prices. These costs are also reflected in cost of sales, thereby having no impact on gross margin. Retail revenues increased $19.7 million due to an increase in sales of surplus gas. As the revenue from sales of surplus gas benefits our general business customers, these sales are also included in cost of sales, thereby having no impact on gross margin. Nonregulated revenues increased approximately $13.4 million primarily due to to the addition of ethanol plant customers.

Cost of sales in the second quarter of 2004 was $58.9 million, an increase of $6.4 million, or 12.2%, from results in the second quarter of 2003. Gas supply costs increased $5.2 million, nonregulated costs increased $4.4 million primarily due to the addition of ethanol plant customers discussed above and retail costs increased $1.1 million primarily due to increased market prices.  Offsetting these increases, was a decrease of $4.3 million in the amount of gas costs written off due to the MPSC’s disallowance of certain gas supply costs.  During the second quarter of 2004, we wrote off $1.9 million resulting from the MPSC’s disallowance of certain gas supply costs, as compared to $6.2 million during the second quarter of 2003.  We are currently contesting the MPSC’s order disallowing these gas costs in district court in Montana. For the six months ended June 30, 2004, costs of $177.3 million were $47.6 million higher, or 36.7%, from results in the first six months of 2003. Gas supply costs increased $15.9 million, while the write-off due to the MPSC’s disallowance of certain gas supply costs decreased $3.3 million. Remaining retail costs increased $19.7 million due to the higher sales of surplus gas discussed above and nonregulated costs increased $15.8 million primarily due to the addition of ethanol plant customers discussed above.

Gross margin in the second quarter of 2004 was $19.4 million, an increase of $1.1 million, or 6.1%, over 2003. Lower retail margins were more than offset by the decrease in the write-off of gas supply costs discussed above. Margins as a percentage of revenues decreased to 24.8% for 2004 from 25.8% for 2003. Gross margin as a percentage of revenue is impacted by the fluctuations that occur in retail costs, which are collected from customers through rates.  For the six months ended June 30, 2004, margins of $61.0 million were $2.3 million higher, or 3.9%, over 2003. This increase was mainly due to decrease in the write-off of gas supply costs discussed above. Margins as a percentage of revenues decreased to 25.6% for 2004 from 31.1% for 2003. Gross margin as a percentage of revenue is impacted by the fluctuations that occur in retail costs, which are collected from customers through rates. Additionally, as nonregulated revenues increase gross margin as a percentage of revenues will generally decrease.

Operating, general and administrative expenses for the second quarter of 2004 were $16.9 million, an increase of $3.1 million, or 22.1%, over 2003 results. This increase was primarily due to a $0.9 million increase in insurance (primarily directors and officers liability) costs, $0.5 million in higher property taxes, $0.4 million in higher contractor costs due to strike contingency planning and an increased allocation of corporate costs from the all other segment to natural gas operating expenses. Depreciation was $3.7 million for 2004, an increase of $0.2 million over 2003.   Operating, general and administrative expenses for the six months ended June 30, 2004 were $35.4 million, an increase of $5.8 million, or 19.8%, over 2003 results. This increase was primarily due to a $2.0 million increase in liability insurance (primarily directors and officers liability) costs, $1.2 million in higher property taxes, $0.4 million in higher contractor costs due to strike contingency planning, and an increased allocation of corporate expenses from the all other segment to natural gas operating expenses. Depreciation was $7.3 million for 2004, an increase of $0.4 million over 2003.

Operating losses in the second quarter of 2004 were $1.2 million, a change of $2.1 million, from operating income in 2003. This change primarily resulted from higher operating, general and administrative expenses.  For the six months ended June 30, 2004, operating income was $18.3 million, a decrease of $3.9 million, or 17.6%, from 2003. This decrease primarily resulted from the higher operating, general and administrative expenses partially offset by the decrease in write-off of gas supply costs discussed above.

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

Losses from continuing operations were $12.2 million in the second quarter of 2004, an improvement of $26.7 million or 68.6%, from the second quarter of 2003. Effective with our bankruptcy filing, we ceased recording interest expense on unsecured debt, which contributed $14.0 million to this decrease along with a $4.2 million decrease in operating, general and administrative expenses due to a change in allocation of corporate costs from the all other segment to the electric and gas segments, and a $12.4 million decrease due to an impairment charge on our Montana First Megawatts generation project in the second quarter of 2003. These decreases in costs were partially offset by a $3.3 million increase to the tax provision.  For the six months ended June 30, 2004 losses from continuing operations were $14.2 million, an improvement of $37.2 million, or 72.4%, from results in 2003. Effective with our bankruptcy filing, we ceased recording interest expense on unsecured debt, which contributed $27.7 million to this decrease along with a $4.3 million decrease in operating, general and administrative expenses due to a change in allocation of corporate costs from the all other segment to the electric and gas segments, and a $12.4 million decrease due to an impairment charge in the second quarter of 2003. These decreases in costs were partially offset by a $6.9 million reduction to the benefit for income taxes.

Discontinued Communications Segment Operations

As previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, we sold substantially all the assets and business of Expanets, Inc. to Avaya and retained certain specified liabilities.  Thereafter, Expanets, Inc. was renamed Netexit.  On February 24, 2004, Avaya submitted its proposed final calculation of the postclosing working capital adjustment required under the sale agreements claiming that Avaya should retain $44.6 million in held-back proceeds plus an additional $4.2 million.  Netexit disputed this calculation. As a result of negotiations between Netexit and Avaya, the parties entered into a settlement on April 27, 2004 resulting in additional cash proceeds of $17.5 million paid by Avaya to Netexit.  We recorded a gain related to this settlement of $11.5 million in the second quarter of 2004.

In order to wind-down its affairs in an orderly manner, Netexit and its subsidiaries filed for bankruptcy protection on May 4, 2004.  On June 30, 2004, Netexit filed schedules and statements of financial affairs with the Bankruptcy Court, setting forth, among other things, the assets and liabilities of Netexit.  The schedules, which were prepared by NorthWestern management and are unaudited, list total assets of approximately $67.6 million (primarily cash and short-term investments) and total liabilities of approximately $237.9 million as of May 4, 2004, of which approximately $237.7 million (contractual interest of $13.7 million) of the total liabilities represents intercompany obligations by Netexit to NorthWestern.  However, the amount of the claims to be filed against Netexit by creditors could be significantly different than the amount of the liabilities that have been recorded.  Netexit will incur significant additional expenses related to the bankruptcy filing and may incur losses related to the resolution of open claims.  Netexit has not yet proposed a plan of reorganization, but anticipates doing so during the fourth quarter of 2004. Pending the resolution of open claims to Netexit creditors, the proceeds from the sale remain at Netexit and distributions to NorthWestern will be delayed until the Netexit bankruptcy proceedings are resolved. Our ability to emerge from Chapter 11 protection is not linked to resolution of the Netexit bankruptcy proceedings.

Summary financial information for the discontinued Netexit operations is as follows (in thousands):

	Three Months Ended June 30,
	2004	2003
Revenues	$—	$162,061
Loss before income taxes	$(1,191)	$(6,765)
Gain on disposal	11,500	—
Income tax provision	—	(113)
Income (Loss) from discontinued operations, net of income taxes	$10,309	$(6,878)

	Six Months Ended June 30,
	2004	2003
Revenues	$—	$328,667
Income before income taxes	$475	$14,355
Gain on disposal	11,500	—
Income tax provision	—	(253)
Income from discontinued operations, net of income taxes	$11,975	$14,102

Netexit’s income before income taxes for the three months ended June 30, 2003, includes a gain on debt extinguishment of $27.3 million.

Discontinued HVAC Segment Operations

As of June 30, 2004, Blue Dot had four remaining businesses. As of August 6, 2004 Blue Dot has entered into letters of intent to sell three of these businesses. Cash proceeds from business sales remain at Blue Dot. We anticipate receiving in excess of $12 million in cash from Blue Dot on or before the liquidation of the operations; provided, however, this assumes satisfactory resolutions to remaining stock obligations, potential or pending litigation, insurance and bonding reserves, and no new material additional claims or litigation. Furthermore, it assumes that the remaining businesses realize their projected results of operations and cash proceeds and that notes receivable from various buyers of sold locations are collectible.

Summary financial information for the discontinued Blue Dot operations is as follows (in thousands):

	Three Months Ended June 30,
	2004	2003
Revenues	$6,072	$115,046
Income before income taxes and minority interests	$602	$2,882
Loss on disposal	(1,365)	—
Income tax provision	—	(296)
Income (Loss) from discontinued operations, net of income taxes	$(763)	$2,586

	Six Months Ended June 30,
	2004	2003
Revenues	$22,665	$226,241
Loss before income taxes and minority interests	$(3,691)	$(1,366)
Gain on disposal	6,184	—
Income tax provision	—	(591)
Income (Loss) from discontinued operations, net of income taxes	$2,493	$(1,957)

LIQUIDITY AND CAPITAL RESOURCES

In July 2004, we reduced the commitment under our DIP Facility to $50 million. As of June 30, 2004 the only outstanding amounts under our DIP Facility were letters of credit of $15.4 million. We anticipate that our total cash and cash equivalents, together with access to our DIP Facility, will be sufficient to fund our operations during our bankruptcy proceedings.

In July 2004, we filed applications with the Montana Public Service Commission (MPSC) and the Federal Energy Regulatory Commission (FERC) seeking approval to enter proposed exit financing facilities (Exit Financing) as follows:

•       $100 million revolving credit facility with a five-year maturity and a variable interest rate based on LIBOR plus a credit spread;

•       $150 million Term B loan credit facility with a seven-year maturity and a variable interest rate based on LIBOR plus a credit spread; and

•       Up to $350 million of senior secured notes with a maturity of seven to 10 years and a fixed interest rate expected to range between 6.75% and 7.25%.

The only component of the Exit Financing needed for us to emerge from bankruptcy is the $100 million revolving credit facility. The Exit Financing will be secured by mortgage bonds and will be used to repay and refinance our existing DIP Facility, existing Senior Secured Term Loan ($384.2 million outstanding as of June 30, 2004) and potentially $150 million of Montana First Mortgage Bonds.  Refinancing these obligations at this time with longer term maturities and at lower interest rates will lower our borrowing cost and improve our cash flow. The additional components of the Exit Financing are being contemplated to lower our borrowing costs and extend existing maturities.

We have also requested MPSC and FERC approval to issue up to 35.5 million shares of new common stock.  Under the terms of our First Amended Plan of Reorganization (Plan), our existing common stock will be cancelled and the debt owed to our unsecured creditors and holders of our mandatorily redeemable preferred securities of subsidiary trusts will be exchanged for 35.5 million shares of common stock.  On August 3, 2004, the MPSC conditionally approved the proposed Exit Financing and issuance of new common stock, subject to confirmation of our Plan.

Funding of Our Operations Upon and Following Our Emergence from Bankruptcy Proceedings

If (1) our current Plan is approved by our creditors and other parties-in-interest and confirmed by the Bankruptcy Court and (2) our Exit Financing is completed, we anticipate emerging from bankruptcy on or about September 30, 2004.

Based upon our current plans, level of operations and business conditions, we anticipate that our current cash and cash equivalents, together with cash provided by continuing operations and funds available under our Exit Financing, will be sufficient to meet our capital requirements and working capital needs following our emergence from bankruptcy through the end of 2006. However, there can be no assurance that our operations will not be negatively effected by weather or other conditions beyond our control, that we will be able to obtain the required approvals of our Plan or that we will be able to consummate the Exit Financing or any other financing necessary to emerge from bankruptcy or that any such financing, if required, will be available on terms satisfactory to us.

Cash Flow and Cash Position

As of June 30, 2004, cash and cash equivalents were $101.6 million, compared to $15.2 million at December 31, 2003.

Cash provided by continuing operations during the six months ended June 30, 2004 totaled $123.1 million compared to cash used in continuing operations of $86.3 million during the six months ended June 30, 2003. This increase was substantially due to improvements in net income, improved vendor credit terms and the suspension of interest payments on our unsecured debt during our reorganization. During 2004, cash provided by operations was composed primarily of net income of $12.2 million adjusted for non-cash items of $27.4 million, changes in operating assets and liabilities of $59.4 million and changes in regulatory assets and liabilities of $25.1 million.  This compares to a cash use in 2003 consistent primarily of a net loss of $32.9 million adjusted for non-cash items of $52.0 million offset by cash used due to changes in operating assets and liabilities of $59.3 million and changes in regulatory assets and liabilities of $22.5 million.

Cash used in investing activities totaled $30.4 million during the six months ended June 30, 2004 compared to cash provided by investing activities of $27.6 million during the six months ended June 30, 2003.  Cash used during 2004 was almost entirely due to property, plant and equipment additions.  Cash provided during 2003 was primarily due to proceeds from investment sales offset by property, plant and equipment additions and investment purchases.

Cash used in financing activities totaled $6.4 million during the six months ended June 30, 2004 compared to cash provided by financing activities of $86.2 million during the six months ended June 30, 2003.  Cash used during 2004 was to make scheduled principal payments on secured long-term debt.  During the first quarter of 2003, we received $390.0 million under a senior secured term loan, net of $24.9 million in financing costs, which was used to repay $255.0 million on our line of credit facility.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commercial commitments that represent prospective requirements in addition to expense. The following table shows our contractual cash obligations and commercial commitments as of June 30, 2004, without regard to the reclassification of long-term debt to current. See our Annual Report on Form 10-K for the year ended December 31, 2003 for additional discussion.

	Total	2004	2005	2006	2007	2008	Thereafter
	(in thousands)
Debt Not Subject to Compromise:
Senior Secured Term Loan	$384,150	$1,950	$3,900	$378,300	$—	$—	$—
South Dakota Mortgage Bonds, 7.00% and 7.10%	115,000	—	60,000	—	—	—	55,000
South Dakota Pollution Control Obligations, 5.85% and 5.90%	21,350	—	—	—	—	—	21,350
Montana First Mortgage Bonds, 7.00%, 7.30%, 8.25% and 8.95%	157,197	—	5,386	150,000	365	—	1,446
Discount on Montana First Mortgage Bonds	(3,326)	—	—	—	—	—	(3,326)
Montana Pollution Control Obligations, 6.125% and 5.90%	170,205	—	—	—	—	—	170,205
Montana Secured Medium Term Notes, 7.25%	13,000	—	—	—	—	13,000	—
Montana Natural Gas Transition Bonds, 6.20%	44,148	1,698	4,744	4,712	5,248	5,391	22,355
Capital leases(1)	10,660	1,632	2,146	1,798	1,194	738	3,152
Total Debt Not Subject to Compromise	912,384	5,280	76,176	534,810	6,807	19,129	270,182
Debt Subject to Compromise(2):
Senior Unsecured Notes, 7.875% and 8.75%	720,000	—	—	—	250,000	—	470,000
Senior Unsecured Debt, 6.95%	105,000	—	—	—	—	—	105,000
Montana Unsecured Medium Term Notes, 7.07%, 7.96% and 7.875%	40,000	—	—	15,000	—	—	25,000
Discount on Montana Unsecured Medium Term Notes	(156)	—	—	—	—	—	(156)
Total Debt Subject to Compromise	864,844	—	—	15,000	250,000	—	599,844
Total Mandatorily Redeemable Preferred Securities of Subsidiary Trusts(2)	365,550	—	—	—	—	—	365,550
Future minimum operating lease payments	211,078	16,568	32,894	32,587	32,298	32,279	64,452
Estimated Pension and Other Postretirement Obligations(3)	116,000	16,000	25,000	25,000	25,000	25,000	N/A
Qualifying Facilities (QFs)(4)	1,792,128	54,823	56,579	58,468	60,634	62,931	1,498,693
Commodity Purchase Contracts(5)	1,295,857	201,603	275,109	214,973	148,809	95,081	360,282
Interest payments on existing secured debt	408,607	30,720	58,613	52,557	18,646	17,418	230,653
Total Commitments	$5,966,448	$324,994	$524,371	$933,395	$542,194	$251,838	$3,389,656

(1)    The capital lease obligations are principally used to finance equipment purchases.

(2)    We expect to convert debt subject to compromise and mandatorily redeemable preferred securities of subsidiary trusts to equity based on terms outlined in our plan of reorganization.

(3)    We have only estimated cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter.

(4)    The QFs require us to purchase minimum amounts of energy at prices ranging from $65 to $138 per megawatt hour through 2029. Our estimated gross contractual obligation related to the QFs is approximately $1.8 billion. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $1.4 billion. The obligation and payments reflected on this schedule represent the estimated gross contractual obligation as of June 30, 2004. Amendments to QF contracts during the third quarter of 2004 are expected to reduce the gross contractual obligation.

(5)    We have entered into various purchase commitments, largely purchased power, coal and natural gas supply, electric generation construction and natural gas transportation contracts. These commitments range from one to 30 years.

Performance Bonds and Letters of Credit

We have various letter of credit requirements and other collateral obligations of approximately $15.4 million and $16.4 million as of June 30, 2004 and December 31, 2003, respectively.

Blue Dot and Netexit had previously obtained various license, bid and performance bonds to secure the performance of contracts and the adequate provision of services. The total amount of these outstanding surety bonds is approximately $49.1 million and $59.5 million as of June 30, 2004 and December 31, 2003.  Due to the completion of work and as a result of the sale of these subsidiaries’ businesses, we estimate the amount of the underlying obligations that such bonds secure is $3.5 million and $3.5 million as of June 30, 2004 and December 31, 2003, respectively.

The surety bonds obtained by Blue Dot and Netexit are supported by indemnity agreements that we entered into for the benefit of these subsidiaries and are secured by various letters of credit obtained by Blue Dot, Netexit, or us.  Approximately $5.5 million and $10 million of these letters of credit and other collateral obligations as of June 30, 2004 and December 31, 2003, respectively, serve to support performance bonds primarily related to Blue Dot and Netexit. In addition, included in other assets at June 30, 2004 are $9.1 million of deposits that support performance bonds related to Blue Dot and Netexit.

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

Bankruptcy Related Risks

If our Plan of Reorganization is not confirmed by the Bankruptcy Court, or is confirmed but not successfully consummated, then our Chapter 11 proceedings could become protracted or our Chapter 11 case could be converted into a Chapter 7 liquidation proceeding.

Our future results are dependent upon successfully obtaining confirmation and implementation of our plan of reorganization. There can be no assurance that our Plan will be confirmed by the Bankruptcy Court. Section 1129 of Chapter 11 requires, among other things, a showing that confirmation of the plan will not be followed by liquidation or the need for further financial reorganization, and that the value of distributions to dissenting holders of claims and interests may not be less than the value such holders would receive if we were liquidated under Chapter 7 of the United States Bankruptcy Code. There can be no assurance that the Bankruptcy Court will conclude the Plan satisfies the requirements of Section 1129. Conversely, the Bankruptcy Court may confirm a plan even though it was not accepted by one or more impaired classes of creditors, if certain requirements of Chapter 11 are met. Currently, it is not possible to predict with certainty the length of time we will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on our business or on the interests of the various creditors and stakeholders.

Even if the Bankruptcy Court confirms our Plan, consummation of the plan will likely be dependent upon a number of other conditions. There can be no assurance that any or all of the conditions in the Plan will be met (or waived) or that the other conditions to consummation of the Plan, if any, will be satisfied. Accordingly, we can provide no assurances that the plan will be consummated and the restructuring completed. If a plan is not timely consummated, it could result in our Chapter 11 proceedings becoming protracted or being converted into Chapter 7 liquidation proceedings, either of which could substantially erode the value of our enterprise to the detriment of all stakeholders or lead to our financial failure.

If various parties in interest do not support our positions in the Chapter 11 proceedings, then our ability to operate during bankruptcy could be negatively impacted or our emergence from bankruptcy could be delayed.

We are subject to regulation by FERC and the state public service or utility commissions in the states we serve. There can be no assurance that our primary regulators, our equity holders or other parties in interest will support our positions in the bankruptcy proceeding or the plan of reorganization, and disagreements between us and such entities could protract the bankruptcy proceedings, could negatively impact our ability to operate during bankruptcy, and could delay our emergence from bankruptcy.

Our Chapter 11 proceedings may result in a negative public perception of us that may adversely affect our relationships with customers and suppliers, as well as our business, results of operations and financial condition.

Even if our plan of reorganization is confirmed by the Bankruptcy Court and consummated by us, our Chapter 11 filing and the resulting uncertainty regarding our future prospects may hinder our ongoing business activities and ability to operate, fund and execute our business plan by: (i) impairing relations with existing and potential customers; (ii) negatively impacting our ability to attract, retain and compensate key executives and associates and to retain employees generally; (iii) limiting our ability to obtain trade credit; and (iv) impairing present and future relationships with vendors and service providers.

Our common stock will be cancelled and the holders of certain claims and interests in several classes will receive substantially reduced or no distributions under our proposed plan of reorganization.

Under Chapter 11, the rights and treatment of prepetition creditors and equity security holders may be substantially altered. At this time, it is not certain what effect the Chapter 11 proceedings will have on our creditors. Under the priority rules established by Chapter 11, certain postpetition liabilities and prepetition liabilities need to be satisfied before shareholders are entitled to receive any distribution. The ultimate recovery to our creditors will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, ultimately will be ascribed in the Chapter 11 proceedings to each of these constituencies. Under our proposed plan of reorganization in the Chapter 11 proceedings, there will be no value available for distribution to our common shareholders and management of NorthWestern expects that unsecured claims against us will be satisfied at a fraction of their face value. As a result, our existing common stock will be cancelled and the holders of certain claims and interests in several classes will receive substantially reduced or no distributions under our proposed plan of reorganization. Because of this, any investment in our common stock is highly speculative. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any of our equity or debt securities.

We have incurred, and expect to continue to incur, significant costs associated with the Chapter 11 proceedings, which may adversely effect our results of operations and cash flows.

We have incurred and will continue to incur significant costs associated with the Chapter 11 proceedings. The amount of these costs, which are being expensed as incurred, are expected to have a significant adverse affect on our results of operations and cash flows. If our plan of reorganization is confirmed and we emerge from bankruptcy, we expect to continue to incur significant costs in connection with the consummation of our plan of reorganization.  These expenses are also expected to have an adverse effect on our results of operations and cash flows.

If we do not obtain a replacement for our debtor-in-possession credit facility (DIP Facility) in a timely fashion, then we may not be able to emerge from bankruptcy and continue normal operations.

Our DIP Facility is intended to provide us with financing during our reorganization under Chapter 11. We will need a replacement financing, known as an exit facility, to provide financing following our emergence from bankruptcy and in order to consummate our plan of reorganization. If we do not obtain a replacement facility in a timely fashion, then we may not be able to implement our plan of reorganization.

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

We may not be able to continue as a going concern unless we can confirm and implement our plan of reorganization and achieve profitability following consummation of our plan.

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.  As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.  In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the financial statements.  As a result, there is substantial doubt about our ability to continue as a going concern.  Our liquidity generally depends on cash provided by operating activities and access to the DIP Facility. Our ability to continue as a going concern (including our ability to meet postpetition obligations) and the continued appropriateness of using the going concern basis for our financial statements are dependent upon, among other things, (i) our ability to comply with the covenants of the DIP Facility and any replacement exit facility, (ii) our ability to establish an exit facility (iii) our ability to maintain adequate cash on hand, (iv) our ability to continue to generate cash from operations, (v) confirmation of a plan of reorganization under the Bankruptcy Code and consummation of such plan, (vi) our ability to attract, retain and compensate key executives and associates and to retain employees generally, and (vii) our ability to achieve profitability following such confirmation.

Our Chapter 11 filings triggered defaults, or termination events, on substantially all of our debt and lease obligations, and certain contractual obligations.

Our Chapter 11 filing triggered defaults, or termination events, on substantially all of our debt and lease obligations, and certain contractual obligations. However, under Chapter 11, actions by creditors to collect claims on prepetition debt are stayed or deferred unless specifically ordered by the Bankruptcy Court.

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

If we are unable to successfully sell our noncore assets or wind-down operations of certain subsidiaries, then the amount of proceeds we receive from such sales could be significantly less than anticipated and adversely affect our liquidity.

As part of our efforts to restructure our business, we are attempting to divest of our Montana First Megawatts (MMI) generation project in Montana and wind-down operations of Netexit and Blue Dot.  If the sales prices for such assets are less than anticipated, or we encounter unexpected liabilities, such as costs relating to the wind-down of operations, including termination of benefit plans and payment of other liabilities, then our liquidity could be adversely affected.  Further, we cannot assure you that we will be able to consummate such asset sales or that any asset sales will be at or greater than the current net book value of such assets. Further, we cannot provide assurance that we will be able to consummate such asset sales or that any asset sales will be at or greater than the current net book value of such assets.

On July 18, 2004, we entered into a nonbinding letter of intent to sell MMI to a nonaffiliated third party. Under the terms of the letter of intent, assuming completion of certain due diligence activities by the buyer and satisfaction of certain conditions, the buyer will enter into a definitive purchase agreement to acquire MMI for $30 million. We cannot predict whether we will ultimately enter into a definitive purchase agreement at the stated price, guarantee consummation of the transactions set forth in the agreement or that MMI will be sold to this particular buyer.

Our subsidiary, Netexit, sold substantially all of its assets to Avaya, Inc. In the second quarter of 2004, we received additional cash proceeds of $17.5 million paid to Netexit by Avaya and recorded a gain of $11.5 million.  In order to wind-down its affairs in an orderly manner, Netexit and its subsidiaries filed for bankruptcy protection on May 4, 2004. Pending the resolution of open claims to Netexit creditors, the proceeds from the sale remain at Netexit and distributions to NorthWestern will be delayed until the bankruptcy proceedings are resolved. If we encounter unexpected liabilities or costs relating to the wind-down of operations of Netexit, our ability to realize any proceeds from the sale of Netexit’s assets and our liquidity could be adversely affected.

As of June 30, 2004 our subsidiary Blue Dot had four remaining businesses. As of August 6, 2004 Blue Dot has entered into letters of intent to sell three of these businesses.Cash proceeds from business sales remain at Blue Dot. Although we anticipate receiving in excess of $12 million in cash from Blue Dot on or before the liquidation of the operations, our ability to realize such proceeds depends upon, among other things, satisfactory resolutions to remaining stock obligations and potential or pending litigation and the amount of insurance and bonding reserves. If we encounter unexpected liabilities or costs relating to the wind-down of operations of Blue Dot, our ability to realize any proceeds from the sale of Blue Dot’s assets and our liquidity could be adversely affected.

Company Specific Risks

We are one of several defendants in a class action lawsuit brought in connection with the sale of generating and energy-related assets by The Montana Power Company. If we do not successfully resolve this lawsuit, the insurance coverage does not pay for any damages we are found liable for, or our indemnification claims against TouchAmerica Holdings, Inc. cannot be enforced and reimbursed, then our business will be harmed and there will be a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

We are one of several defendants in a class action lawsuit entitled McGreevey, et al. v. The Montana Power Company, et al,, now pending in federal court in Montana. The lawsuit, which was filed by the former shareholders of The Montana Power Company (many of whom became shareholders of Touch America Holdings, Inc. as a result of a corporate reorganization of The Montana Power Company), claims that the disposition of various generating and energy-related assets by The Montana Power Company was void because of the failure to obtain shareholder approval for the transactions. Plaintiffs thus seek to reverse those transactions, or receive fair value for their stock as of late 2001, when plaintiffs claim shareholder approval should have been sought. NorthWestern is named as a defendant due to the fact that we purchased Montana Power LLC, which plaintiffs claim is a successor to The Montana Power Company. On November 6, 2003, the Bankruptcy Court approved a stipulation between NorthWestern and the plaintiffs in McGreevey, et al. v. The Montana Power Company, et al. The stipulation provides that litigation, as against NorthWestern, Clark Fork, the Montana Power Company, Montana Power LLC and Jack Haffey, shall be temporarily stayed for 180 days from the date of the stipulation. Pursuant to the stipulation and after providing notice to NorthWestern, the plaintiffs may move the Bankruptcy Court for termination of the temporary stay. On July 10, 2004, we and the other insureds under the applicable directors and officers liability insurance policies along with the plaintiffs in the McGreevey case, plaintiffs in the In Re Touch America Holdings, Inc. Securities Litigation and the Touch America Creditors Committee reached a tentative settlement as a result of mediation. Among the terms of the tentative settlement, we, Clark Fork and other parties will be released from all claims in this case, the plaintiffs in McGreevey will dismiss their claims against the third party purchasers of the generation assets and non-regulated energy assets of Montana Power Company including PPL Montana, and a settlement fund in the amount of $67 million (all of which will be contributed by the former Montana Power Company directors and officers liability insurance carriers) will be established. The settlement is subject to the occurrence of several conditions, including approval of the proposed settlement by the Bankruptcy Court in our bankruptcy proceeding, the Bankruptcy Court in the Touch America bankruptcy proceeding and approval of the proposed settlement by the federal District Court for the District of Montana, where the class actions are pending. We intend to vigorously defend against this lawsuit. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

We are a defendant in an adversary proceeding related to the transfer of certain assets to NorthWestern from Clark Fork, which could result in assets being removed from the property of the Chapter 11 case. Certain current and former officers of Clark Fork are defendants in a lawsuit related to the same transfer of assets. Our business could be harmed and there could be material adverse impact on our financial condition or ability to timely confirm a plan of reorganization if we do not successfully resolve the lawsuit.

Certain creditors and parties-in-interest have initiated legal action against us related to the transfer of the assets and liabilities comprising our Montana utility operations from Clark Fork to NorthWestern, and seek the removal of such assets from our estate or the imposition of a constructive trust for the benefit of such creditors.  If we do not resolve this action in a timely and successful manner, it could adversely affect our business, results of operations and financial condition and our ability to emerge from bankruptcy and continue normal operations.

We are the subject of a formal investigation by the Securities and Exchange Commission relating to the restatement of our 2002 quarterly financial statements and other accounting and financial reporting matters. If the investigation was to result in a regulatory proceeding or action against us, then our business and financial condition could be harmed.

In December 2003, the SEC notified NorthWestern that it had issued a formal order of private investigation and subsequently subpoenaed documents from NorthWestern, NorthWestern Communications Solutions, Expanets and Blue Dot. This action follows the SEC’s requests for information made in connection with the previously disclosed SEC informal inquiry into questions regarding the restatements and other accounting and financial reporting matters. In addition, certain of our directors and several employees of our subsidiary affiliates have been interviewed by a representative of the Federal Bureau of Investigation (FBI) concerning certain of the allegations made in the class action securities and derivative litigation matters. We have not been contacted by the FBI and have not been advised that NorthWestern is the subject of any FBI investigation. We are cooperating with the SEC’s investigation and intend to cooperate with the FBI if we are contacted in connection with any investigation. We understand that the FBI or the Internal Revenue Service (IRS) may have contacted former employees of ours or our subsidiaries. As of the date hereof, we are not aware of any other governmental inquiry or investigation related to these matters. We cannot predict whether or not any other governmental inquiry or investigation will be commenced, nor can we predict the outcome of the SEC, FBI, IRS or any other governmental inquiry or investigation or related litigation or proceeding.

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

We, and certain of our present and former officers and directors, have been named in several class action lawsuits and shareholder derivative actions commenced in or removed to federal court and described in detail above. A tentative settlement has been reached in the consolidated securities class action and consolidated derivative litigation as described earlier. Among the terms of the proposed settlement, we, Netexit, Blue Dot and other parties and persons will be released from all claims relating to these cases, a settlement fund in the amount of $41 million (of which approximately $37 million will be contributed by our directors and officers liability insurance carriers, and $4 million would be contributed from other persons and parties) will be established, andthe plaintiffs will have a $20 million liquidated securities claim against Netexit.  However, that proposed settlement is subject to several conditions, such as approval by the Bankruptcy Court and the Federal District Court in South Dakota, which may or may not occur. If the proposed settlement of the consolidated class actions and derivative litigation is not consummated, then we intend to vigorously defend against these lawsuits. In that event, we cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

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

The 1997 Montana Restructuring Act, as amended, provides that certain customers be able to choose their electricity supplier during a transition period ending on June 30, 2027. NorthWestern Energy is required to act as the “default supplier” for customers who have not chosen an alternate supplier. The Restructuring Act provides for full recovery of prudently incurred costs for procuring a default supply portfolio of electric power. The default supplier was required to propose a “cost recovery mechanism” for electrical supply procurement costs before March 30, 2002. On April 25, 2002, the MPSC approved our proposed “cost recovery mechanism.” Annual filings under this mechanism will address the recovery and tracking of all future electric default supply costs.

On June 21, 2002, the MPSC issued a final order approving contracts meeting approximately 60% of the default supply winter peak load and approximately 73% of the annual energy requirements. As a result of the order, we implemented a procurement strategy that involves supplying the remainder of the default supply portfolio through open market purchases. Currently, we are making short-term purchases to fill intermediate and peak electricity needs. These short-term purchases, along with the MPSC approved base-load supply, are being recovered through our annual electricity cost tracking process pursuant to which rates are based on estimated electricity loads and electricity costs for the upcoming tracking period and are annually reviewed and adjusted by the MPSC for any differences in the previous tracking year’s estimates to actual information. This process is similar in many respects to the cost recovery process that has been utilized in Montana, South Dakota and other states for natural gas purchases for residential and commercial customers. The MPSC further stated that we have an ongoing responsibility to prudently administer our supply contracts and the energy procured pursuant to those contracts for the benefit of ratepayers. The MPSC could, in any particular year, disallow the recovery of a portion of the default supply costs if it makes a determination that we acted imprudently with respect to implementation of our open market purchase strategy or that the approved supply contracts were not prudently administered. A failure to recover such costs could adversely affect our net income and financial condition. On July 3, 2003, the MPSC issued an order disallowing the recovery of certain gas supply costs. The MPSC also granted an interim order on July 3, 2003, for the projected gas cost adjusted for a portion of the gas portfolio at a fixed price of $3.50 per MMBTU as opposed to the market price submitted in the original filing, which was higher. Based on the interim order, we estimate the disallowance on the volumes at the imputed price compared to market price was approximately $6 million for the period July 1, 2004 through June 30, 2005.

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

We will not be able to fully recover transition costs, which could adversely affect our net income and financial condition.

Montana law required the MPSC to determine the value of net unmitigable transition costs associated with the transformation of the former The Montana Power Company utility business from a vertically integrated electric service company to a utility providing only default supply and transmission and distribution services. The MPSC was also obligated to set a competitive transition charge, or CTC, to be included in distribution rates to collect those net transition costs. The majority of these transition costs relate to out-of-market power purchase contracts, which run through 2032, that the former owner of our Montana transmission and distribution business was required to enter into with certain “qualifying facilities” (QF) as established under the Public Utility Regulatory Policies Act of 1978. Based on results of an MPSC order and a FERC determination, we will not be able to fully recover all of the transition costs. We currently estimate that we will undercollect approximately $143.0 million on a net present value basis over the remaining terms of the QF power supply contracts. During our bankruptcy proceedings, we have negotiated certain revisions to selected QF contracts that have reduced this undercollection exposure and we continue to discuss certain other revisions with other QF contract parties that, if agreed upon, will provide additional reduction to this undercollection amount. While the CTC is designed to adjust and compensate for future changes in sales volumes or other factors affecting actual cost recoveries, the CTC runs through the year 2029, and therefore, we cannot predict with certainty the actual recovery of transition costs. Changes in the recovery of transition costs could adversely affect our net income and financial condition by increasing the current under collection amount.

We are subject to risks associated with a changing economic environment that could adversely affect our access to funding for our operations, including our ability to obtain exit financing prior to emerging from bankruptcy.

Events such as the bankruptcy of several large energy and telecommunications companies have adversely affected the availability and cost of capital for our business. Such economic environment, if sustained, could constrain the capital available to our industry and would adversely affect our access to funding for our operations, including our ability to obtain exit financing prior to emerging from bankruptcy.

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

The occurrence or risk of occurrence of future terrorist attacks or related acts of war could also adversely affect the United States economy. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues and margins and limit our future growth prospects. Also, these risks could cause instability in the financial markets and adversely affect our ability to access capital or the cost we pay for such capital.

Seasonal and quarterly fluctuations of our business could adversely affect our results of operations and financial condition.

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

If we are unable to obtain investment grade ratings for our debt securities upon exit from bankruptcy, then our working capital could be adversely affected by trade vendors reducing or eliminating customary credit terms.

In order to fulfill our obligations to supply electrical power and natural gas supply in our service territories, we enter into power and fuel purchase agreements of varying lengths. If we are unable to obtain investment grade ratings for our debt securities upon exit from bankruptcy, under customary contract terms, the power or fuel vendor would have the right to reduce or eliminate credit terms and/or demand credit enhancement, including the posting of letters of credit, bonds, cash deposits or requiring prepayments. If we are required to provide such credit enhancements, then our liquidity will be adversely affected.

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

Environmental laws and regulations require us to incur certain costs, which could be substantial, to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment. Governmental regulations establishing environmental protection standards are continually evolving, and, therefore, the character, scope, cost and availability of the measures we may be required to take to ensure compliance with evolving laws or regulations cannot be predicted. Our range of exposure for environmental remediation obligations is estimated to be $45.3 million to $84.1 million. We have an environmental reserve of $45.3 million at June 30, 2004. This reserve was established in anticipation of future remediation activities at our various environmental sites and does not factor in any exposure to us arising from private tort actions or government claims for damages allegedly associated with specific environmental conditions. To the extent that our environmental liabilities are greater than our reserves or we are unsuccessful in recovering anticipated insurance proceeds under the relevant policies, our results of operations and financial condition could be adversely affected.

Certain subsidiaries may be subject to potential rescission rights held by their minority shareholders.

In connection with acquisitions in prior years, Netexit and Blue Dot issued shares of their capital stock as part of the consideration offered to owners of various companies that they acquired. None of these shares were registered under the Securities Act of 1933, as amended, in the belief that the issuance of these shares was exempt from the registration requirements of the Securities Act. It is possible that the exemptions from registration on which Netexit and Blue Dot relied were not available, and that these shares may have been issued in violation of the Securities Act. As a result, the persons who received these shares upon the sale of their companies to Netexit or Blue Dot may have the right to seek recovery from Netexit or Blue Dot damages as prescribed by applicable securities laws.

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

Interest Rate Risk

We use fixed and variable rate long-term debt to partially finance capital expenditures and mandatory debt retirements. These debt agreements expose us to market risk related to changes in interest rates. We manage this risk by taking advantage of market conditions when timing the placement of long-term or permanent financing. We have historically used interest rate swap agreements to manage a portion of our interest rate risk and may take advantage of such agreements in the future to minimize such risk. All of our debt has fixed interest rates, with the exception of our senior secured term loan which bears interest at a variable rate (currently approximately 6.75%) tied to the Eurodollar rate. A 1% increase in the Eurodollar rate would increase annual interest expense by approximately $3.8 million. Our DIP Facility also bears interest at a variable rate tied to the Eurodollar rate, however, we have no outstanding borrowings as of August 6, 2004.

Commodity Price Risk

The fair value of fixed-price commodity contracts is estimated based on market prices of commodities covered by the contracts.  We have a fixed price forward sales contract through October 1, 2004 for natural gas outstanding with commodity price risk. Physical settlement of this contract resulted in a $1.2 million loss between April 1, 2004 and June 30, 2004. Based upon current forward curves, we estimate the remaining commodity price risk is $1.7 million through October 31, 2004.

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

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the Exchange Act)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As a result of the Chapter 11 filing, attempts to collect, secure or enforce remedies with respect to most prepetition claims against us are subject to the automatic stay provisions of Section 362(a) of Chapter 11.

We, and certain of our present and former officers and directors, were named as defendants in numerous complaints purporting to be class actions which were filed in the United States District Court for the District of South Dakota, Southern Division, alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In June 2003, the complaints were consolidated in the United States District Court for the District of South Dakota and given the caption In re NorthWestern Corporation Securities Litigation, Case No. 03-4049, and Carpenters Pension Trust for Southern California, Oppenheim Investment Management, LLC, and Richard C. Slump were named as co-lead plaintiffs (the “Lead Plaintiffs”). In July 2003, the Lead Plaintiffs filed a consolidated amended class action complaint naming NorthWestern, NorthWestern Capital Financing II and III, Blue Dot, Expanets, certain of our present and former officers and directors, along with a number of investment banks that participated in the securities offerings. The amended complaint alleges that the defendants misrepresented and omitted material facts concerning the business operations and financial performance of NorthWestern, Expanets, Blue Dot and CornerStone, overstated NorthWestern’s revenues and earnings by, among other things, maintaining insufficient reserves for accounts receivable at Expanets, failing to disclose billing problems and lapses and data conversion problems, failing to make full disclosures of problems (including the billing and data conversion issues) arising from the implementation of Expanets’ EXPERT system, concealing losses at Expanets and Blue Dot by improperly allocating losses to minority interest shareholders, maintaining insufficient internal controls, and profiting from improper related-party transactions. We, and certain of our present and former officers and directors, were also named as defendants in two complaints purporting to be class actions which were filed in the United States District Court for the Southern District of New York, entitled Sanford & Beatrice Golman Family Trust, et al. v. NorthWestern Corp., et al., Case No. 03CV3223, and Arthur Laufer v. Merle Lewis, et al., Case No. 03CV3716, which were brought on behalf of the purchasers of our 7.20%, 8.25%, and 8.10% trust preferred securities which were offered and sold pursuant to our registration statement on Form S-3 filed on July 12, 1999. The plaintiffs’ claims are based on similar allegations of material misrepresentations and omissions of fact relating to the registration statement in violation of Sections 11 and 12 of the Securities Act of 1933, and they seek unspecified compensatory damages, rescission and attorneys’, accountants’ and experts’ fees. In July 2003, Arthur Laufer v. Merle Lewis, et al. was transferred to the District of South Dakota and consolidated with the consolidated actions pending in that court. In September 2003, Sanford & Beatrice Golman Family Trust, et al. v. NorthWestern Corp., et al. was also transferred to the District of South Dakota. In February 2004, the Golman Family Trust action was also consolidated with the actions pending in that court. The actions have been stayed as to NorthWestern Corporation due to its bankruptcy filing. In October 2003, Expanets, Blue Dot, and certain of NorthWestern’s present and former officers and directors filed motions to dismiss the consolidated amended class action complaint for failure to state a claim, which are currently pending in the District of South Dakota.

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

On February 7, 2004, the parties to the above consolidated securities class actions and consolidated derivative litigation, together with certain other affected persons and parties, reached a tentative settlement of the litigation. On April 19, 2004 the parties and other affected persons signed a memorandum of understanding (MOU) which memorialized the tentative settlement. On June 16, 2004 the parties and other affected persons signed a settlement agreement memorializing the tentative settlement and addressing various issues necessary for federal court approval. We have sought approval of the MOU in our bankruptcy case and are waiting the Bankruptcy Court’s decision.  The federal court in Sioux Falls has indicated that it intends to grant preliminary approval of the settlement agreement pending the Bankruptcy Court approval and has set a date for final approval in October 2004.  Among the terms of the proposed settlement, we, Expanets, Blue Dot and other parties and persons will be released from all claims to these cases, a settlement fund in the amount of $41 million (of which approximately $37 million would be contributed by our directors and officers liability insurance carriers, and $4 million would be contributed from other persons and parties) will be established, and the plaintiffs will have a $20 million liquidated securities claim against Netexit.  The settlement is subject to the occurrence of several conditions, including approval of the proposed settlement by the Bankruptcy Court in our bankruptcy proceeding and approval of the proposed settlement by the federal District Court for the District of South Dakota, where the consolidated class actions are pending.  If for any reason these conditions do not occur and the settlement is not approved, then we intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

In December 2003, the SEC notified NorthWestern that it had issued a formal order of private investigation and subsequently subpoenaed documents from NorthWestern, NorthWestern Communications Solutions, Expanets and Blue Dot. This action follows the SEC’s requests for information made in connection with the previously disclosed SEC informal inquiry into questions regarding the restatements and other accounting and financial reporting matters. In addition, certain of our NorthWestern directors have been interviewed by representatives of the Federal Bureau of Investigation (FBI) concerning certain of the allegations made in the class action securities and derivative litigation matters.  NorthWestern has not been contacted by the FBI and has not been advised that NorthWestern is the target of any such FBI investigation. We are cooperating with the SEC’s investigation and intend to cooperate with the FBI if we are contacted in connection with its investigation.  We understand that the FBI or the Internal Revenue Service (IRS) may have contacted current and former employees of ours or of our subsidiaries.  As of the date hereof, we are not aware of any other governmental inquiry or investigation related to these matters. We cannot predict whether or not any other governmental inquiry or investigation will be commenced, nor can we predict the outcome of the SEC, FBI, IRS or any other governmental inquiry or investigation or related litigation or proceeding.

In January 2004, two of the QFs—Colstrip Electric Limited Partnership (CELP) and Yellowstone Electric Limited Partnership (YELP)—initiated adversary proceedings against NorthWestern in its Chapter 11 proceedings. In the CELP adversary proceeding, CELP seeks additional payment for capacity contracted to be provided to NorthWestern under its existing power purchase agreement.  In addition, we intervened in a Federal Energy Regulatory Commission (FERC) proceeding, which places at issue the QF status of CELP.  A FERC judge will rule on the QF status of CELP in the near future. In the YELP adversary proceeding, YELP seeks a determination of when and who has the right to determine the scheduling of maintenance on the power facility. We have obtained approval in our bankruptcy case for assumption of an amended agreement with YELP and a settlement with YELP which resolves prepetition claims, lowers the overall energy cost and eliminates the distinction in the previous agreement between summer and winter pricing. We intend to vigorously defend against the CELP adversary proceedings. In the opinion of management, the amount of ultimate liability with respect to the CELP adversary proceedings will not materially affect our financial position or results of operations or our ability to timely confirm a plan of reorganization.

On April 16, 2004 Magten Asset Management Corporation (Magten) and Law Debenture Trust Company of New York (Law Debenture) initiated an adversary proceeding against NorthWestern seeking among other things, to void the transfer of certain assets of Clark Fork to us. In essence, Magten and Law Debenture are asserting that the transfer of the transmission and distribution assets acquired from the Montana Power Company was a fraudulent conveyance because such transfer left Clark Fork insolvent and unable to pay certain claims. The plaintiffs also assert that they are creditors of Clark Fork as a result of Magten owning a portion of the Series A 8.5% Quarterly Income Preferred Securities for which Law Debenture serves as the Indenture Trustee. By its adversary proceeding, the plaintiffs seek, among other things, the avoidance of the transfer of assets, declaration that the assets were fraudulently transferred and are not property of our bankruptcy case, the imposition of constructive trusts over the transferred assets and the return of such assets to Clark Fork. In addition to the adversary proceeding filed by Magten and Law Debenture, the plaintiffs in the class action lawsuit entitled McGreevey, et al v. Montana Power Company, et al received approval in our bankruptcy case to initiate similar adversary proceedings. Under the terms of the settlement with the plaintiffs in the McGreevey case discussed below, they would not file such proceeding. On April 19, 2004 Magten also filed a substantially similar complaint against certain former and current officers of Clark Fork in U.S. District Court in Montana, but Magten seeks compensatory and punitive damages for breaches of fiduciary duties by such officers. Those officers have requested Clark Fork to indemnify them for their legal fees and costs in defending against the lawsuit and any settlement and/or judgment in such lawsuit. At this time, we cannot predict the impact or resolution of any of these lawsuits or reasonably estimate a range of possible loss, which could be material. The resolution of these lawsuits could harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.  We intend to vigorously defend against the adversary proceeding and any subsequently filed similar litigation.

We are one of several defendants in a class action lawsuit entitled McGreevey, et al. v. The Montana Power Company, et al, now pending in U.S. District Court in Montana. The lawsuit, which was filed by former shareholders of The Montana Power Company (most of whom became shareholders of Touch America Holdings, Inc. as a result of a corporate reorganization of the Montana Power Company), claims that the disposition of various generating and energy-related assets by the Montana Power Company were void because of the failure to obtain shareholder approval for the transactions. Plaintiffs thus seek to reverse those transactions, or receive fair value for their stock as of late 2001, when plaintiffs claim shareholder approval should have been sought. NorthWestern is named as a defendant due to the fact that we purchased Montana Power LLC, which plaintiffs claim is a successor to the Montana Power Company. We intend to vigorously defend against this lawsuit. On November 6, 2003, the Bankruptcy Court approved a stipulation between NorthWestern and the plaintiffs in McGreevey, et al. v. The Montana Power Company, et al. The stipulation provides that litigation, as against NorthWestern, Clark Fork, the Montana Power Company, Montana Power LLC and Jack Haffey, shall be temporarily stayed for 180 days from the date of the stipulation. Pursuant to the stipulation and after providing notice to NorthWestern, the plaintiffs may move the Bankruptcy Court for termination of the temporary stay. On July 10, 2004, we and the other insureds under the applicable directors and officers liability insurance policies along with the plaintiffs in the McGreevey case, plaintiffs in the In Re Touch America Holdings, Inc. Securities Litigation and the Touch America Creditors Committee reached a tentative settlement as a result of mediation. Among the terms of the tentative settlement, we, Clark Fork and other parties will be released from all claims in this case, the plaintiffs in McGreevey will dismiss their claims against the third party purchasers of the generation assets and non-regulated energy assets of Montana Power Company including PPL Montana, and a settlement fund in the amount of $67 million (all of which will be contributed by the former Montana Power Company directors and officers liability insurance carriers) will be established.  The settlement is subject to the occurrence of several conditions, including approval of the proposed settlement by the Bankruptcy Court in our bankruptcy proceeding, the Bankruptcy Court in the Touch America bankruptcy proceeding and approval of the proposed settlement by the Federal District Court for the District of Montana, where the class actions are pending. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

In NorthWestern Corporation vs. PPL Montana, LLC vs. NorthWestern Corporation and Clark Fork and Blackfoot, LLCNo. CV-02-94-BU-SHE, (D. MT), we are pursuing claims against PPL Montana, LLC (PPL) due to its refusal to purchase the Colstrip transmission assets which under the Asset Purchase Agreement (APA) executed by and between the Montana Power Company (MPC) and PP&L Global, Inc. (PPL Global), NorthWestern claims PPL (PPL Global’s successor-in-interest under the APA) is required to purchase the Colstrip transmission assets for $97.1 million. PPL has also asserted a number of counterclaims against NorthWestern and Clark Fork based in large part upon PPL’s claim that MPC and/or NorthWestern Energy breached two Wholesale Transition Service Agreements and certain indemnification obligations under the APA in the approximate amount of $40 million. PPL also filed a proof of claim against NorthWestern’s bankruptcy estate which asserts substantially the same claims as the PPL counterclaim. PPL moved the Bankruptcy Court for relief from the automatic stay to pursue its counterclaims. NorthWestern objected to PPL’s motion to lift the automatic stay and has also filed a motion to transfer the venue of the entire litigation to the United States District Court for the District of Delaware. On March 19, 2004 the federal court in Montana denied our motion to transfer the entire case. We intend to vigorously defend against the PPL claims in the Bankruptcy Court and the counterclaims in federal court as well as vigorously prosecute our claims against PPL. We cannot currently predict the impact or resolution of the claims or this litigation or reasonably estimate a range of possible loss on the counterclaims, which could be material.

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

We, and certain of our former officers and directors, were named as defendants in certain complaints filed against CornerStone Propane Partners, LP and other defendants purporting to be class actions filed in the United States District Court for the Northern District of California by purchasers of units of CornerStone Propane Partners alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Through November 1, 2002, we held an economic equity interest in a subsidiary that serves as the managing general partner of CornerStone Propane Partners, LP. Certain former officers and directors of NorthWestern who are named as defendants in certain of these actions have also been sued in their capacities as directors of the managing general partner. These complaints allege that defendants sold units of CornerStone Propane Partners based upon false and misleading statements and failed to disclose material information about CornerStone Propane Partners’ financial condition and future prospects, including overpayment for acquisitions, overstating earnings and net income, and that it lacked adequate internal controls. All of the lawsuits have now been consolidated and Gilbert H. Lamphere has been named as lead plaintiff. The actions have been stayed as to NorthWestern due to its bankruptcy filing. On October 27, 2003, the plaintiffs filed an amended consolidated class action complaint. The new complaint does not name NorthWestern as a defendant, although it alleges facts relating to NorthWestern’s conduct. Certain of our former officers and directors are named as defendants in the amended consolidated complaint. The plaintiffs seek compensatory damages, prejudgment and postjudgment interest and costs, injunctive relief, and other relief. We intend to vigorously defend any claims asserted against us by these lawsuits. On November 6, 2003, the Bankruptcy Court entered an order approving a stipulation between NorthWestern and plaintiffs in this litigation. The stipulation provides that litigation as against NorthWestern shall be temporarily stayed for 180 days from the date of the stipulation. Pursuant to the stipulation and after providing notice to NorthWestern, the plaintiffs may move the Bankruptcy Court for termination of the temporary stay. In June 2004, CornerStone Propane Partners, LP along with its subsidiaries and affiliates filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of that filing this case is now stayed against CornerStone Propane Partners and other named subsidiaries and affiliates.  We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

We were named in a complaint filed against us, CornerStone Propane GP, Inc., CornerStone Propane Partners LP and other defendants in a lawsuit entitled Leonard S. Mewhinney, Jr. v. NorthWestern Corporation, et al. in the circuit court of the city of St. Louis, state of Missouri.  The complaint alleges that the plaintiff purchased units of Cornerstone Propane Partners, LP between March 13, 1998 and November 29, 2001 and that NorthWestern owned and controlled all or the majority of stock or other indicia of ownership of Cornerstone Propane, GP, Inc. and all other entities that were the general partners of Cornerstone Propane Partners, LP.  According to the plaintiff, NorthWestern, Cornerstone Propane GP, Inc., Coast Gas, Inc. and Cornerstone Propane Partners, LP breached fiduciary duties to the plaintiff by engaging in certain misconduct, including mismanaging Cornerstone Propane Partners, LP and transferring its assets for less than market value and other activities.  The complaint further alleges that the defendants fraudulently failed to disclose material information regarding the value of units of Cornerstone Propane Partners, LP and violated the Florida Securities Act in connection with the sale of such units.  The plaintiff seeks compensatory damages, punitive damages and costs.  The complaint was amended to add a state class action claim.  All defendants filed a petition to remove the case to the federal court in St. Louis, Missouri, but the federal court granted plaintiff’s motion to remand.  The case has now been stayed against NorthWestern and CornerStone due to their bankruptcy filings.  We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

Certain of our present and former officers and directors, and CornerStone Propane Partners, LP, as a nominal defendant, are among other defendants named in two derivative actions commenced in the Superior Court for the State of California, County of Santa Cruz, entitled Adelaide Andrews v. Keith G. Baxter, et al., Case No. CV146662 and Ralph Tyndall v. Keith G. Baxter, et al., Case No. CV146661. These derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal unitholder suits. The plaintiffs seek unspecified compensatory damages, treble damages pursuant to the California Corporations Code, injunctive relief, restitution, disgorgement, costs, and other relief. The case has now been stayed against

CornerStone due to its bankruptcy filing. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition or ability to timely confirm a plan of reorganization.

On April 30, 2003, Mr. Richard Hylland, our former President and Chief Operating Officer, filed a demand for arbitration of contract claims under his employment agreement, as well as tort claims for defamation, infliction of emotional distress and tortious interference and a claim for punitive damages. Mr. Hylland is seeking relief in the amount of $25 million, plus interest, attorney’s fees, costs, and punitive damages. Mr. Hylland has also filed claims in our bankruptcy case similar to the claims in his arbitration demand. We dispute Mr. Hylland’s claims and intend to vigorously defend the arbitration and object to Mr. Hylland’s claims in our bankruptcy case. On May 6, 2003, based on the recommendations of the Special Committee of the NorthWestern Board of Directors formed to evaluate Mr. Hylland’s performance and conduct in connection with the management of NorthWestern and its subsidiaries, the Board determined that Mr. Hylland’s performance and conduct as President and Chief Operating Officer warranted termination under his employment contract. This arbitration has been stayed due to our bankruptcy filing.

On August 12, 2003, the Montana Consumer Counsel (MCC) filed a Petition for Investigation, Adoption of Additional Regulatory Controls and Related Relief with the Montana Public Service Commission (MPSC). On August 22, 2003, the MPSC issued an order initiating an investigation of NorthWestern Energy relating to, among others, finances, corporate structure, capital structure, cash management practices and affiliated transactions. The relief sought includes adoption of new regulatory controls that would specifically apply to NorthWestern, including additional reporting, cost allocation and financing rules and requirements, and examination of affiliate transactions necessary to ensure that we are not operating our energy division, and will not in the future operate, in a manner that would prejudice our ability to furnish reasonably adequate service and facilities at reasonable and just charges as required under Montana law. We have entered into a settlement of this matter with the MPSC and MCC, which was approved by the Bankruptcy Court on July 15, 2004, and this proceeding will be closed except for responding to recommendations related to a recently completed infrastructure audit conducted by a consultant. We are currently reviewing these recommendations and have not yet determined the estimated financial impact they may have on our results of operations. As part of the settlement, we agreed to pay approximately $2.8 million of professional fees incurred by the MPSC, the MCC and the Montana Attorney General in connection with our bankruptcy filing. We have fully accrued these fees as of June 30, 2004.

Expanets and NorthWestern have been named defendants in two complaints filed with the Supreme Court of the State of New York, County of Bronx, alleging violations of New York’s prevailing wage laws, breach of contract, unjust enrichment, willful failure to pay wages, race, ethnicity, national origin and/or age discrimination and retaliation.  In the complaint entitled Felix Adames et al. v. Avaya, Expanets, NorthWestern et al., Supreme Court of the State of New York, Bronx County, Index No. 8664-04, which has not yet been served upon Expanets, 14 former employees of Expanets seek damages in the amount of $27,750,000, plus interest, penalties, punitive damages, costs, and attorney’s fees.  In the complaint entitled Wayne Belnavis and David Daniels v. Avaya, Expanets, NorthWestern et al., Supreme Court of the State of New York, Bronx County, Index No. 8729-04, which has not yet been served upon Expanets, two former employees of Expanets seek damages in the amount of $12,500,000, plus interest, penalties, punitive damages, costs, and attorney’s fees.  We intend to vigorously defend against the allegations made in these complaints.  Though the filing of the complaint may violate the automatic stay provisions of the Federal Bankruptcy Code and may be subject to the claims process of the bankruptcy proceeding, we cannot currently predict the impact or resolution of these claims or reasonably estimate a range of possible loss, which could be material, and the resolution of these claims may harm our business and have a material adverse impact on our financial condition.

On March 17, 2004, certain minority shareholders of Expanets filed a lawsuit against Avaya Inc., Expanets, NorthWestern Growth Corporation, and Merle Lewis, Dick Hylland and Dan Newell entitled Cohen et al. v Avaya Inc., et al. in U.S. District Court in Sioux Falls, South Dakota contending that (i) the defendants fraudently induced the shareholders to sell their businesses to Expanets during 1998 and 1999 in exchange for Expanets stock which would have value only if Expanets went public, when in fact no IPO was intended, and (ii) the defendants and NorthWestern (a) hid the true financial condition of NorthWestern, NorthWestern Growth and Expanets, (b) permitted internal controls to lapse, (c) failed to document loans by NorthWestern to Expanets, and (d) allowed the individual defendants to realize millions of dollars in bonus payments at the expense of Expanets and its minority shareholders. The lawsuit alleges federal and state securities laws violations and breaches for fiduciary duties. The plaintiffs have recently filed an amended complaint that reflects one less plaintiff and a clarification on the damages that they seek. In addition, Avaya Inc. has sent NorthWestern a notice seeking indemnification and defense for this lawsuit under the terms of the asset purchase agreement.  The case has now been stayed against Expanets due to its bankruptcy filing. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material.

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

(b)         Reports on Form 8-K

We filed a Current Report on Form 8-K with the SEC on May 5, 2004, to disclose under Item 5 of the Report that we issued a press release announcing that our subsidiary, Netexit, Inc. had filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

We filed a Current Report on Form 8-K with the SEC on May 7, 2004, to disclose under Item 5 of the Report that we issued a press release discussing results of operations and financial condition for the first quarter of 2004. The press release also discussed our previously announced Chapter 11 filing and provided an update on the sale of the assets and business of Expanets, Inc. to Avaya, Inc. and recent sales of assets by Blue Dot Services, Inc.

We filed a Current Report on Form 8-K with the SEC on May 14, 2004, to disclose under Item 5 of the Report that we issued a press release announcing that we had reached a preliminary agreement with the Montana Public Service Commission and Montana Consumer Counsel on our plan of reorganization and disclosure statement.

We filed a Current Report on Form 8-K with the SEC on May 28, 2004, to disclose under Item 5 of the Report that we issued a press release announcing that the United States Bankruptcy Court for the District of Delaware formally approved our disclosure statement and has authorized us to begin soliciting approval of our amended plan of reorganization.

We filed a Current Report on Form 8-K with the SEC on June 10, 2004, to disclose under Item 5 of the Report that we issued a press release announcing that we have decided to combine our Audit and Controls function with our Finance group as of July 1, 2004.

We filed a Current Report on Form 8-K with the SEC on June 18, 2004, to disclose under Item 5 of the Report that we issued a press release announcing that NorthWestern and Local Union No. 44 of the International Brotherhood of Electrical Workers, AFL-CIO, had reached a tentative four-year collective bargaining agreement and that the tentative agreement will immediately go out for a ratification vote with a “do pass” recommendation by the Local No. 44 IBEW negotiating committee.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northwestern Corporation
Date: August 6, 2004	By:	/s/ Brian B. Bird
Brian B. Bird
Chief Financial Officer Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith