Form 10-Q
period 2004-09-30
NORTHWESTERN CORP
filed 2004-11-08
CIK 73088

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 000-00692

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

Common Stock, Par Value $.01

35,500,000 shares outstanding at November 8, 2004

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

Factors Relating to Our Bankruptcy

•       our ability to obtain and maintain normal terms with vendors and service providers;

•       the potential adverse impact of the Chapter 11 case on our liquidity or results of operations;

•       our ability to fund and execute our business plan;

•       the potential adverse impact of the Netexit Chapter 11 case on our liquidity;

•       our ability to avoid or mitigate an adverse ruling as to Magten Asset Management Corporation’s appeal of the order confirming our plan of reorganization and its appeal of the order approving the memorandum of understanding to settle our securities class action litigation;

•       our ability to avoid or mitigate an adverse judgment against us in that certain lawsuit seeking to recover assets or damages on behalf of Clark Fork and Blackfoot, L.L.C., one of our subsidiaries which we refer to as Clark Fork, filed by Magten Asset Management Corporation and Law Debenture Trust Company of New York, which we refer to as the QUIPs Litigation;

•       our ability to avoid or mitigate an adverse judgment against us in that pending litigation styled as McGreevey et al v. The Montana Power Company, the shareholder class action lawsuit relating to the disposition of the generating and energy related assets by the entity formerly known as The Montana Power Company, excluding our acquisition of the electric and natural gas transmission and distribution business formerly held by The Montana Power Company entity, together with ERISA litigation regarding The Montana Power Company Employee Stock Ownership Plan and 401(k) plan, which has been settled pending approval by the Bankruptcy Court and the U.S. District Court in Montana where the litigation is pending;

•       our ability to avoid or mitigate an adverse judgment against us in the In Re NorthWestern Securities Litigation and Derivative Litigation relating to the restatement of our 2002 quarterly financial statements and other accounting and financial reporting matters, which has been settled pending approval by the U.S. District Court in South Dakota where the litigation is pending;

•       our ability to avoid or mitigate an adverse judgment against us in existing other shareholder and derivative litigation or any additional litigation and regulatory action, including the formal investigation initiated by the SEC, in connection with the restatement of our 2002 quarterly financial statements and other accounting and financial reporting matters, any of which could have a material adverse effect on our liquidity, results of operations and financial condition;

General Factors

•       unscheduled generation outages, maintenance or repairs which may reduce revenues and increase cost of sales or may require additional capital expenditures or other increased operating costs;

•       our ability to operate pursuant to the terms of our new credit facility and senior secured notes issued on November 1, 2004;

•       unanticipated changes in usage, commodity prices, fuel supply costs or availability due to higher demand, shortages, weather conditions, transportation problems or other developments, in combination with reduced availability of trade credit, may reduce revenues or may increase operating costs, each of which would adversely affect our liquidity;

•       adverse changes in general economic and competitive conditions in our service territories;

•       potential additional adverse federal, state, or local legislation or regulation or adverse determinations by regulators, including the final order of the Montana Public Service Commission, which we refer to as the MPSC, disallowing the recovery of $6.2 million of natural gas costs we incurred during the 2003 tracker year, and an interim order disallowing the recovery of approximately $4.6 million of natural gas costs during the 2004 tracker year, which has had and could continue to have a material adverse affect on our liquidity, results of operations and financial condition;

•       increases in interest rates, which will increase our cost of borrowing;

•       certain other business uncertainties related to the occurrence or threat of natural disasters, war, hostilities and terrorist actions;

•       our ability to attract, motivate and/or retain key employees; and

•       our ability to maintain an effective internal control structure.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHWESTERN CORPORATION, A DEBTOR-IN-POSSESSION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$111,170	$15,183
Restricted cash	22,291	27,043
Accounts receivable, net	90,138	106,443
Inventories	31,328	26,521
Regulatory assets	11,613	23,145
Prepaid energy supply	21,753	54,054
Prepaid and other	28,376	41,892
Assets held for sale	30,000	30,000
Current assets of discontinued operations	84,558	106,197
Total current assets	431,227	430,478
Property, Plant, and Equipment, Net	1,375,103	1,362,749
Goodwill	375,798	375,798
Other:
Investments	9,167	11,027
Regulatory assets	200,578	202,174
Other	52,808	61,979
Noncurrent assets of discontinued operations	41	306
Total assets	$2,444,722	$2,444,511
LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities Not Subject to Compromise
Current Liabilities:
Current maturities of long-term debt	$909,713	$920,122
Accounts payable	72,054	67,602
Accrued expenses	120,648	104,594
Regulatory liabilities	6,861	702
Current liabilities of discontinued operations	13,904	44,496
Total current liabilities	1,123,180	1,137,516
Deferred Income Taxes	9,944	10,536
Noncurrent Regulatory Liabilities	160,171	152,851
Other Noncurrent Liabilities	215,124	210,094
Noncurrent Liabilities and Minority Interests of Discontinued Operations	476	1,998
Total liabilities not subject to compromise	1,508,895	1,512,995
Liabilities Subject to Compromise
Financing Debt	864,114	864,114
Trade Creditors	309,144	287,803
Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts	365,550	365,550
Total liabilities subject to compromise	1,538,808	1,517,467
Total liabilities	3,047,703	3,030,462
Shareholders' Deficit:
Common stock, par value $1.75; authorized 50,000,000 shares; issued and outstanding 37,680,095	65,940	65,940
Paid-in capital	301,775	301,455
Retained deficit	(964,660)	(947,274)
Accumulated other comprehensive loss	(6,036)	(6,072)
Total shareholders' deficit	(602,981)	(585,951)
Total liabilities and shareholders' deficit	$2,444,722	$2,444,511

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION, A DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
OPERATING REVENUES	$248,922	$234,570	$818,512	$757,187
COST OF SALES	136,157	121,086	469,705	405,543
GROSS MARGIN	112,765	113,484	348,807	351,644
OPERATING EXPENSES
Operating, general and administrative	70,186	77,835	215,207	224,373
Impairment on assets held for sale	—	—	—	12,399
Depreciation	18,193	17,948	54,611	52,803
Reorganization items	19,030	—	19,030	—
Reorganization professional fees and expenses	10,507	174	25,112	174
TOTAL OPERATING EXPENSES	117,916	95,957	313,960	289,749
OPERATING INCOME (LOSS)	(5,151)	17,527	34,847	61,895
Interest Expense (contractual interest of $47,201 and $141,569 for the three and nine months ended 9/30/2004)	(21,551)	(44,854)	(65,455)	(126,035)
Gain on Debt Extinguishment	—	3,300	—	3,300
Investment Income and Other	1,280	(7,306)	2,484	(6,151)
Reorganization Interest Income	177	—	321	—
Loss From Continuing Operations Before Income Taxes	(25,245)	(31,333)	(27,803)	(66,991)
Benefit for Income Taxes	95	1,646	366	1,145
Loss from Continuing Operations	(25,150)	(29,687)	(27,437)	(65,846)
Discontinued Operations, Net of Taxes	(4,417)	(23,053)	10,051	(19,839)
Net Loss	(29,567)	(52,740)	(17,386)	(85,685)
Minority Interests on Preferred Securities of Subsidiary Trusts	—	—	—	(14,945)
Loss on Common Stock	$(29,567)	$(52,740)	$(17,386)	$(100,630)
Average Common Shares Outstanding	37,397	37,397	37,397	37,397
Loss per Average Common Share:
Continuing operations	$(0.67)	$(0.79)	$(0.73)	$(2.16)
Discontinued operations	(0.12)	(0.62)	0.27	(0.53)
Basic and Diluted	$(0.79)	$(1.41)	$(0.46)	$(2.69)

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION, A DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30
	2004	2003
Operating Activities:
Net Loss	$(17,386)	$(85,685)
Items not affecting cash:
Depreciation	54,611	52,803
Amortization of debt issue costs	8,716	11,299
(Gain) Loss from discontinued operations	(10,051)	19,839
Gain on debt extinguishment	—	(3,300)
Loss on bankruptcy reorganization items	19,030	—
Deferred income taxes	(592)	8,399
Impairment on assets held for sale	—	12,399
Impairment on note receivable	—	9,073
Changes in current assets and liabilities:
Restricted cash	4,752	(18,634)
Accounts receivable	16,305	1,054
Inventories	(4,807)	(9,959)
Prepaid energy supply	32,301	(31,775)
Prepaid and other	13,516	(14,052)
Accounts payable	4,764	(7,469)
Accrued expenses	12,282	25,450
Change in regulatory assets	13,128	13,208
Change in regulatory liabilities	5,835	(25,771)
Other noncurrent liabilities	4,151	(46,042)
Other, net	3,529	(14,146)
Cash flows provided by (used in) continuing operations	160,084	(103,309)
Change in net assets of discontinued operations	(159)	(1,303)
Cash flows provided by (used in) operating activities	159,925	(104,612)
Investing Activities:
Property, plant and equipment additions	(54,172)	(52,693)
Proceeds from sale of assets	99	403
Purchase of investments	—	(43,300)
Proceeds from sale of investments	90	115,238
Proceeds from sale of discontinued operation	—	6,800
Cash flows (used in) provided by investing activities	(53,983)	26,448
Financing Activities:
Minority interest on preferred securities of subsidiary trusts	—	(9,721)
Issuance of long-term debt	55	396,938
Repayment of long-term debt	(9,895)	(24,986)
Line of credit repayments, net	—	(255,000)
Financing costs	(115)	(27,425)
Cash flows (used in) provided by financing activities	(9,955)	79,806
Increase in Cash and Cash Equivalents	95,987	1,642
Cash and Cash Equivalents, beginning of period	15,183	26,554
Cash and Cash Equivalents, end of period	$111,170	$28,196
Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income taxes	$(4,809)	$(10,199)
Interest	46,942	84,065
Reorganization professional fees and expenses	17,195	24
Reorganization interest income	(321)	—
Non-cash transactions:
Fair value of note receivable received in exchange for discontinued operation	$—	$1,400
Assets acquired in exchange for debt	—	193
Investment utilized for debt repayment	1,474	—

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

Beginning in the third quarter of 2003, the consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. As a result of our Chapter 11 filing, the realization of assets and liquidation of liabilities are subject to uncertainty. Under SOP 90-7, certain liabilities existing prior to the Chapter 11 filing are classified as Liabilities Subject to Compromise on the Consolidated Balance Sheets. Additionally, certain items are reported as separate line items on the income statement.  These include professional fees and expenses directly related to the Chapter 11 proceeding entitled reorganization professional fees and expenses, interest income on funds accumulated during the Chapter 11 proceedings entitled reorganization interest income, and gains (losses) on the settlement of claims, which are entitled reorganization items. Finally, the extent to which our reported interest expense differs from the stated contractual interest is disclosed on the Consolidated Statements of Loss.

The consolidated financial statements have been prepared on a “going concern” basis in accordance with generally accepted accounting principles (GAAP). The “going concern” basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities in the normal course of business. Because of the Chapter 11 case and the circumstances leading to the filing thereof, our ability to continue as a “going concern” is subject to substantial doubt and is dependent upon, among other things,  our ability to comply with the terms of our new credit facility and senior secured notes, and our ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet our obligations. There can be no assurance that this can be accomplished and if it were not, our ability to realize the carrying value of our assets and discharge our liabilities would be subject to substantial uncertainty. Therefore, if the “going concern” basis were not used for the financial statements, then significant adjustments could be necessary to the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

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

The accompanying consolidated financial statements include our accounts together with those of our wholly and majority-owned or controlled subsidiaries. The financial statements of Netexit and Blue Dot Services, Inc. (Blue Dot) are included in the accompanying consolidated financial statements by virtue of the voting and control rights, and therefore included in references to “subsidiaries.” Netexit and Blue Dot were not party to our recently concluded Chapter 11 case, however on May 4, 2004, Netexit filed a voluntary petition for relief under the provisions of Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.  All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. The operations of Netexit and Blue Dot and our interest in these subsidiaries have been reflected in the consolidated financial statements as Discontinued Operations (see Note 7 for further discussion).

The following table reflects intercompany accounts receivable from (payable to) nondebtor subsidiaries, which are eliminated on consolidation (in thousands):

	September 30, 2004	December 31, 2003
Blue Dot Services Inc	$(1,353)	$(1,519)
Canadian Montana Pipeline Corporation	(1,472)	(1,400)
Clark Fork and Blackfoot, LLC	(3,923)	(6,625)
Netexit, Inc.	224,016	224,025
Montana Megawatts I, LLC	79,786	78,884
Nekota Resources, Inc.	4,288	3,364
NorthWestern Capital Corporation	49,810	51,608
NorthWestern Services Corporation	(7,668)	(1,252)
NorthWestern Energy Marketing, LLC	1,415	1,767
NorthWestern Growth Corporation	582,905	586,814
NorCom Advanced Technologies, Inc	9	—
Risk Partners Assurance, Ltd	26	26

(3) Chapter 11 Filing

As a result of our Chapter 11 filing, we operated our business through October 31, 2004 as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. All vendors are being paid for all goods furnished and services provided after the Petition Date while we were under the supervision of the Bankruptcy Court. During the time we were a debtor-in-possession, we were authorized to continue to operate as an ongoing business, but could not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court, after notice and an opportunity for a hearing.  The United States Trustee for the Bankruptcy Court appointed an Official Committee of Unsecured Creditors (Creditors’ Committee).  The Creditors’ Committee and its legal representatives had the right to be heard on all matters that came before the Bankruptcy Court.

The Chapter 11 filing triggered defaults, or termination events, on substantially all of our debt and lease obligations, and certain contractual obligations.  As such, we classified all of our secured debt as current on the balance sheet.  Subject to certain exceptions under the Bankruptcy Code, our Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against us or our property to recover on, collect or secure a claim arising prior to the Petition Date.  Thus, for example, creditor actions to obtain possession of our property, or to create, perfect or enforce any lien against our property, or to collect on or otherwise exercise rights or remedies with respect to a prepetition claim were enjoined unless and until the Bankruptcy Court modified the automatic stay.

The Bankruptcy Court approved our first amended disclosure statement for our proposed plan of reorganization on May 26, 2004. Under the terms of our plan of reorganization, we would greatly reduce our debt burden through a debt-for-equity exchange. Holders of claims were required to submit their ballots accepting or rejecting our plan of reorganization by August 2, 2004. The result of the solicitation was overwhelming acceptance by our senior unsecured debtholders, general unsecured claimants and certain litigation claimants. The Bankruptcy Code defines acceptance of a plan of reorganization by a class of claims as acceptance by holders of at least two-thirds in dollar amount and more than one-half in number of the allowed claims of that class that have actually voted. Our plan of reorganization was rejected by the class of our creditors comprised of the holders of our junior subordinated trust preferred securities, which includes holders of our trust preferred securities, or TOPrS, and holders of our quarterly income preferred securities, or QUIPs, because the holders in that class that voted to reject our plan of reorganization held more than one-third in dollar amount of the total amount held by the creditors in that class that voted on our plan of reorganization.

On August 18, 2004, we and the Creditors Committee entered into an agreement with certain holders and representatives of the TOPrS and we filed our second amended and restated plan of reorganization and second amended and restated disclosure statement on August 18, 2004. On August 25, 2004, the Bankruptcy Court held a hearing to approve our second amended and restated disclosure statement and to confirm our plan of reorganization. As a result of the hearing, we revised the second amended and restated plan of reorganization and second amended and restated disclosure statement and filed revised versions with the Bankruptcy Court on August 31, 2004. An order was entered approving our second amended and restated disclosure statement on September 1, 2004.

Upon entry of the order approving the second amended and restated disclosure statement, we resolicited acceptances and or rejections to the second amended and restated plan of reorganization from holders of our senior unsecured notes and trade vendor claims in excess of $20,000 and holders of TOPrS and QUIPs. A final hearing to consider confirmation of the second amended and restated plan was held by the Bankruptcy Court on October 6, 2004. The Bankruptcy Court entered a written order confirming our plan of reorganization on October 20, 2004, and the plan became effective on November 1, 2004.  Under the terms of our plan of reorganization distributions, in general, were:

•       Holders of our senior unsecured notes received 28.3 million shares of new common stock in exchange for $898.3 million in allowed claims;

•       Holders of TOPrS received 2.3 million shares of new common stock and warrants for an additional 4.4 million shares of common stock in exchange for $321.1 million in allowed claims.  The warrants may be exercised for a period of three years from the effective date;

•       Holders of QUIPs, based on their choices, received either a pro rata share of 0.5 million shares of new common stock, plus warrants with the same terms as the warrants distributed to the TOPrS, in exchange for their claims, including any litigation claims, or they will continue the litigation against us generally referred to as the QUIPs Litigation and will receive a distribution, if any, based only upon final resolution of the QUIPs Litigation;

•       we established a reserve of approximately 4.4 million shares of common stock from the shares allocated to holders of our trade vendor claims in excess of $20,000 and holders of senior unsecured notes. The shares held in this reserve will be distributed pro rata to holders of allowed trade vendor and general unsecured claims in excess of $20,000, and may be used to resolve various outstanding litigation matters, such as the QUIPs Litigation, certain litigation with PPL Montana and other unliquidated litigation claims;

•       Secured debt was not impaired and has been reinstated; and

•       Common stock existing prior to November 1, 2004 was cancelled and there were no distributions to prior shareholders.

On November 1, 2004, in connection with the consummation of our plan of reorganization, we replaced the DIP Facility with a new $125 million revolver. In addition, we closed on a new term loan facility and issued $225 million of senior secured notes to refinance our existing term loan facility (see Note 16, Subsequent Events).

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

Our regulated utility operations have, however, previously recognized removal costs of transmission and distribution assets as a component of depreciation in accordance with regulatory treatment. These amounts do not represent Statement of Financial Accounting Standards (SFAS) No. 143 legal retirement obligations. As of September 30, 2004 and December 31, 2003, we have recognized accrued removal costs of $132.6 million and $124.9 million, respectively, which are included in noncurrent regulatory liabilities.

For our generation properties, we have accrued decommissioning costs since the generating units were first put into service in the amount of $12.2 million and $11.9 million as of September 30, 2004 and December 31, 2003, respectively, which is classified as a noncurrent regulatory liability.  These amounts also do not represent SFAS No. 143 legal retirement obligations.

(5) Stock-based Compensation

We have a nonqualified stock option and incentive plan that provides for the issuance of options to officers, key employees and directors. Unless established differently by the Compensation Committee of our Board of Directors, the per share option exercise price is equal to the fair market value of our common stock at the date of grant. We follow Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees’ to account for stock option plans. Accordingly, no compensation expense is recognized as options granted under the plan have an exercise price equal to the market value of the underlying stock on the date of grant. All existing options and restricted shares were cancelled upon the consummation of our plan of reorganization.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) No. 123, Accounting for Stock-Based Compensation,” (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Loss on common stock:
As reported	$(29,567)	$(52,740)	$(17,386)	$(100,630)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(145)	—	(442)	—
Pro forma	$(29,712)	$(52,740)	$(17,828)	$(100,630)
Diluted earnings per average common share:
As reported	$(0.79)	$(1.41)	$(0.46)	$(2.69)
Pro forma	$(0.79)	$(1.41)	$(0.48)	$(2.69)

(6) Goodwill

There were no changes in our goodwill during the nine months ended September 30, 2004.  Goodwill relates entirely to the Montana operations acquired in 2002 included in our Electric and Natural Gas segment and totals $375.8 million as of September 30, 2004 and December 31, 2003.

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

In order to wind-down its affairs in an orderly manner, Netexit and its subsidiaries filed for bankruptcy protection on May 4, 2004. On June 30, 2004, Netexit filed schedules and statements of financial affairs with the Bankruptcy Court, setting forth, among other things, the assets and liabilities of Netexit.  The schedules, which were prepared by NorthWestern management and are unaudited, list total assets of approximately $67.6 million (primarily cash and short-term investments) and total liabilities of approximately $237.9 million as of May 4, 2004, of which, approximately $237.7 million (including contractual interest of $13.7 million) of the total liabilities represent intercompany obligations by Netexit to NorthWestern. Netexit will incur significant additional expenses related to the bankruptcy filing and may incur losses related to the resolution of open claims.  Netexit has not yet proposed a plan of reorganization, but anticipates doing so during the second quarter of 2005. Pending the resolution of open claims to Netexit creditors, the proceeds from the sale remain at Netexit and distributions to NorthWestern will be delayed until the Netexit bankruptcy proceedings are resolved.

As of September 30, 2004 and December 31, 2003, Netexit had current assets of $66.8 million and $59.9 million and current liabilities of $8.1 million and $11.8 million, respectively.

Summary financial information for the discontinued Netexit operations is as follows (in thousands):

	Three Months Ended September 30,
	2004	2003
Revenues	$—	$163,054
Loss before income taxes	$(1,441)	$(7,264)
Estimated loss on disposal	—	(30,000)
Income tax provision	—	(1,381)
Loss from discontinued operations, net of income taxes	$(1,441)	$(38,645)

	Nine Months Ended September 30,
	2004	2003
Revenues	$—	$491,721
Income (loss) before income taxes	$(966)	$7,091
Gain (loss) on disposal	11,500	(30,000)
Income tax provision	—	(1,634)
Income (loss) from discontinued operations, net of income taxes	$10,534	$(24,543)

Netexit’s income before income taxes for the nine months ended September 30, 2003, includes a gain on debt extinguishment of $27.3 million.

As of September 30, 2004, Blue Dot had two remaining businesses. As of November 1, 2004 one of these businesses was sold. Cash proceeds from business sales remain at Blue Dot.

Summary financial information for the discontinued Blue Dot operations is as follows (in thousands):

	Septmber 30, 2004	December 31, 2003
Accounts receivable, net	$2,441	$27,588
Other current assets	15,312	18,660
Current assets of discontinued operations	$17,753	$46,248
Other noncurrent assets of discontinued operations	$41	$306
Accounts payable	$1,103	$11,486
Other current liabilities	4,675	21,215
Current liabilities of discontinued operations	$5,778	$32,701
Other noncurrent liabilities of discontinued operations	$476	$1,998

	Three Months Ended September 30,
	2004	2003
Revenues	$4,275	$112,186
Income (Loss) before income taxes	$(602)	$3,153
Gain (Loss) on disposal	(2,374)	12,921
Income tax provision	—	(441)
Income (Loss) from discontinued operations, net of income taxes	$(2,976)	$15,633

	Nine Months Ended September 30,
	2004	2003
Revenues	$26,940	$338,427
Loss before income taxes	$(4,293)	$3,500
Gain on disposal	3,810	11,208
Income tax provision	—	(1,032)
Income (Loss) from discontinued operations, net of income taxes	$(483)	$13,676

During the second and third quarters of 2003, we also sold our interest in two other subsidiaries, One Call Locators, Ltd. and NorCom Advanced Technologies, Inc. We have classified the results of these subsidiaries in discontinued operations.  There were no revenues from these operations for the three months ended September 30, 2003. For the nine months ended September 30, 2003, revenues from these operations were $19.5 million. For the three and nine months ended September 30, 2003, losses net of income taxes were $0.1 million and $9.0 million, respectively.

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

Comprehensive loss is calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(29,567)	$(52,740)	$(17,386)	$(85,685)
Other comprehensive income (loss), net of tax:
Unrealized loss on investments	—	—	—	(349)
Amortization of hedge gain	—	(137)	—	(416)
Foreign currency translation	89	5	35	211
Comprehensive loss	$(29,478)	$(52,872)	$(17,351)	$(86,239)

(9) Income Taxes

The following table reconciles our effective income tax rate for continuing operations to the federal statutory rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
State income, net of federal provisions	(3.8)	(2.5)	(3.8)	(3.3)
Amortization of investment tax credit	(0.3)	(0.4)	(1.3)	(0.6)
Minority interest preferred stock	—	—	—	(7.8)
Dividends received deduction and other investments	(0.2)	(0.6)	(0.2)	(0.6)
Valuation allowance	194.5	35.2	181.0	46.5
Nondeductible professional fees	24.9	—	22.6	—
Prior year permanent return to accrual adjustments	(181.2)		(164.5)	—
Other, net	0.7	(2.0)	(0.1)	(0.9)
	(0.4)%	(5.3)%	(1.3)%	(1.7)%

A valuation allowance is recorded when a company believes it will not generate sufficient taxable income to realize the value of their deferred tax assets. For the three and nine months ended September 30, 2004 we recorded a valuation allowance related to continuing operations of $49.1 million and $50.3 million, respectively, due to pre-tax operating losses.  As of September 30, 2004 and December 31, 2003 we have a valuation allowance of $231.9 million and $181.6 million, respectively, as it is more likely than not that these benefits will not be realized.

(10) Segment Information

We currently operate our business in three reporting segments: (i) electric operations, (ii) natural gas operations (which includes regulated and nonregulated operations), and (iii) all other, which primarily consists of our other miscellaneous service and nonenergy related operations and activities that are not included in the other identified segments, together with the unallocated corporate costs and investments, and any eliminating amounts. Items below operating income are not allocated between our electric and natural gas segments.

The accounting policies of the operating segments are consistent with generally accepted accounting principles except that some operating expenses and interest expense are allocated to the operating segments according to a methodology designed by management for internal reporting purposes, which involves estimates and assumptions. Financial data for the business segments, excluding discontinued operations, are as follows (in thousands):

	Three Months Ended September 30, 2004
	Electric	Natural Gas	Total Electric and Natural Gas	All Other	Total
Operating revenues	$178,202	$68,992	$247,194	$1,728	$248,922
Cost of sales	83,590	52,133	135,723	434	136,157
Gross margin	94,612	16,859	111,471	1,294	112,765
Operating, general and administrative	52,475	15,492	67,967	2,219	70,186
Depreciation	14,157	3,681	17,838	355	18,193
Reorganization items	—	—	—	19,030	19,030
Reorganization professional fees and expenses	—	—	—	10,507	10,507
Operating income (loss)	27,980	(2,314)	25,666	(30,817)	(5,151)
Interest expense	N/A	N/A	(20,272)	(1,279)	(21,551)
Investment income and other	N/A	N/A	1,232	48	1,280
Reorganization interest income	N/A	N/A	—	177	177
Income (loss) before taxes	N/A	N/A	6,626	(31,871)	(25,245)
Benefit (provision) for taxes	N/A	N/A	(2,316)	2,411	95
Income (loss) from continuing operations	N/A	N/A	$4,310	$(29,460)	$(25,150)

Total assets	N/A	N/A	$2,229,192	$130,931	$2,360,123

Capital expenditures	N/A	N/A	$23,659	$3	$23,662

	Three Months Ended September 30, 2003
	Electric	Natural Gas	Total Electric and Natural Gas	All Other	Total
Operating revenues	$183,373	$48,653	$232,026	$2,544	$234,570
Cost of sales	88,762	31,670	120,432	654	121,086
Gross margin	94,611	16,983	111,594	1,890	113,484
Operating, general and administrative	45,831	14,146	59,977	17,858	77,835
Depreciation	13,814	3,671	17,485	463	17,948
Reorganization expenses	—	—	—	174	174
Operating income (loss)	34,966	(834)	34,132	(16,605)	17,527
Interest expense	N/A	N/A	(25,205)	(19,649)	(44,854)
Gain on debt extinguishment	N/A	N/A	—	3,300	3,300
Investment income and other	N/A	N/A	1,670	(8,976)	(7,306)
Income (loss) before taxes	N/A	N/A	10,597	(41,930)	(31,333)
Benefit (provision) for taxes	N/A	N/A	(2,884)	4,530	1,646
Income (loss) from continuing operations	N/A	N/A	$7,713	$(37,400)	$(29,687)

Total assets	N/A	N/A	$2,038,319	$179,884	$2,218,203

Capital expenditures	N/A	N/A	$20,793	$74	$20,867

	Nine Months Ended September 30, 2004
	Electric	Natural Gas	Total Electric and Natural Gas	All Other	Total
Operating revenues	$504,853	$307,305	$812,158	$6,354	$818,512
Cost of sales	238,640	229,462	468,102	1,603	469,705
Gross margin	266,213	77,843	344,056	4,751	348,807
Operating, general and administrative	156,721	50,861	207,582	7,625	215,207
Depreciation	42,478	10,972	53,450	1,161	54,611
Reorganization items	—	—	—	19,030	19,030
Reorganization professional fees and expenses	—	—	—	25,112	25,112
Operating income (loss)	67,014	16,010	83,024	(48,177)	34,847
Interest expense	N/A	N/A	(60,838)	(4,617)	(65,455)
Investment income and other	N/A	N/A	2,817	(333)	2,484
Reorganization interest income	N/A	N/A	—	321	321
Income (loss) before taxes	N/A	N/A	25,003	(52,806)	(27,803)
Benefit (provision) for taxes	N/A	N/A	(8,920)	9,286	366
Income (loss) from continuing operations	N/A	N/A	$16,083	$(43,520)	$(27,437)
Total assets	N/A	N/A	$2,229,192	$130,931	$2,360,123
Capital expenditures	N/A	N/A	$54,157	$15	$54,172

	Nine Months Ended September 30, 2003
	Electric	Natural Gas	Total Electric and Natural Gas	All Other	Total
Operating revenues	$512,892	$237,085	$749,977	$7,210	$757,187
Cost of sales	242,088	161,419	403,507	2,036	405,543
Gross margin	270,804	75,666	346,470	5,174	351,644
Operating, general and administrative	138,529	43,672	182,201	42,172	224,373
Impairment on assets held for sale	—	—	—	12,399	12,399
Depreciation	40,889	10,589	51,478	1,325	52,803
Reorganization expenses	—	—	—	174	174
Operating income (loss)	91,386	21,405	112,791	(50,896)	61,895
Interest expense	N/A	N/A	(75,312)	(50,723)	(126,035)
Gain on debt extinguishment	N/A	N/A	—	3,300	3,300
Investment income and other	N/A	N/A	2,658	(8,809)	(6,151)
Income (loss) before taxes	N/A	N/A	40,137	(107,128)	(66,991)
Benefit (provision) for taxes	N/A	N/A	(17,196)	18,341	1,145
Income (loss) from continuing operations	N/A	N/A	$22,941	$(88,787)	$(65,846)
Total assets	N/A	N/A	$2,038,319	$179,884	$2,218,203
Capital expenditures	N/A	N/A	$52,619	$74	$52,693

(11) New Accounting Standards

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R. FIN 46R was issued to replace FIN 46 and clarify the accounting for interests in variable interest entities.  FIN 46R requires the consolidation of entities which are determined to be variable interest entities (VIEs) when the reporting company determines that it will absorb a majority of the VIE's expected losses, receive a majority of the VIE's residual returns, or both.  The company that is required to consolidate the VIE is called the primary beneficiary.  Conversely, the reporting company would be required to deconsolidate VIEs that are currently consolidated when the company is not considered to be the primary beneficiary.  Variable interests are contractual, ownership or other monetary interests in an entity that change as the fair value of the entity's net assets exclusive of variable interests change.  An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest. Certain long-term purchase power and tolling contracts may be considered variable interests under FIN 46R.  We have various long-term purchase power contracts with other utilities and certain qualifying facility plants.  After evaluation of these contracts, we believe one qualifying facility contract may constitute a variable interest entity under the provisions of FIN 46R.  We are currently engaged in adversary proceedings with this qualifying facility, and while we have made exhaustive efforts, we have been unable to obtain the information necessary to further analyze this contract under the requirements of FIN 46R.  We will continue to make appropriate efforts to obtain the necessary information from this qualifying facility in order to determine if it is a VIE and if so, whether we are the primary beneficiary. We continue to account for this qualifying facility contract as an executory contract. Based on the current contract terms with this qualifying facility, our estimated gross contractual payments aggregate approximately $598.5 million through 2025.

In May 2004, the FASB issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (FSP 106-2), which superseded FSP 106-1 entitled the same.  The adoption of FSP 106-2 had no impact on the measurement of our accumulated projected benefit obligation or our periodic postretirement benefit cost.

(12) Reclassifications

Certain 2003 amounts have been reclassified to conform to the 2004 presentation. Such reclassifications have no impact on net loss or shareholders' deficit as previously reported.

(13) Loss per Average Common Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Average Common Shares Outstanding For Basic Computation	37,396,762	37,396,762	37,396,762	37,396,762
Dilutive Effect of:
Stock Options	—	—	—	—
Average Common Shares Outstanding For Diluted Computation	37,396,762	37,396,762	37,396,762	37,396,762

Certain outstanding antidilutive options have been excluded from the earnings (loss) per average share calculation. These options total 1,351,688 for the three and nine months ended September 30, 2004 and 1,697,501 for the three and nine months ended September 30, 2003. All existing shares and options were cancelled upon consummation of our plan of reorganization.

(14) Employee Benefit Plans

Net periodic benefit cost for our pension and other postretirement plans consists of the following for the three  and nine months ended September 30, 2004 and 2003 (in thousands):

	Pension Benefits Three months ended September 30,		Other Postretirement Benefits Three months ended September 30,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$1,876	$1,291	$328	$337
Interest cost	5,043	5,270	728	1,364
Expected return on plan assets	(4,712)	(4,082)	(78)	(65)
Amortization of transitional obligation	39	39	—	169
Amortization of prior service cost	103	126	—	—
Recognized actuarial loss	321	681	140	117
	2,670	3,325	1,118	1,922
Additional (income) or loss recognized:
Curtailment	—	—	—	3,378
Special termination benefits	—	196	—	—
Settlement gain	—	—	—	(3,397)
Net Periodic Benefit Cost	$2,670	$3,521	$1,118	$1,903

	Pension Benefits Nine months ended September 30,		Other Postretirement Benefits Nine months ended September 30,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$5,629	$3,874	$984	$1,012
Interest cost	15,128	15,810	2,185	4,091
Expected return on plan assets	(14,136)	(12,247)	(236)	(196)
Amortization of transitional obligation	116	116	—	506
Amortization of prior service cost	311	379	—	—
Recognized actuarial loss	962	2,043	421	351
	8,010	9,975	3,354	5,764
Additional (income) or loss recognized:
Curtailment	—	—	—	10,134
Special termination benefits	—	588	—	—
Settlement gain	—	—	—	(10,191)
Net Periodic Benefit Cost	$8,010	$10,563	$3,354	$5,707

Management is currently assessing certain nonqualified employee benefit plans, and we have filed, and expect to file additional motions with the Bankruptcy Court during the fourth quarter of 2004 seeking to terminate certain of these plans.  On September 15, 2004 we contributed $10.2 million to our pension plans.

(15) Commitments and Contingencies

Environmental Liabilities

We are subject to numerous state and federal environmental regulations. Because laws and regulations applicable to our businesses are continually developing and are subject to amendment,

reinterpretation and varying degrees of enforcement, we may be subject to, but can not predict with certainty the nature and amount of future environmental liabilities. The Clean Air Act Amendments of 1990 (the Act) stipulate limitations on sulfur dioxide and nitrogen oxide emissions from coal-fired power plants. We believe we can comply with such sulfur dioxide emission requirements at the generating plants serving our South Dakota operations and that we are in compliance with all presently applicable environmental protection requirements and regulations with respect to these plants. We also are subject to other environmental statutes and regulations including those that relate to former manufactured gas plant sites and other past and present operations and facilities. In addition, we may be subject to financial liabilities related to the investigation and remediation from activities of previous owners or operators of our industrial and generating facilities. The range of exposure for environmental remediation obligations at present is estimated to range between $45.3 million to $84.1 million. Our environmental reserve accrual is $45.3 million as of September 30, 2004.

As part of our acquisition of the Montana Power Company’s transmission and distribution assets, we acquired ownership of the Milltown Dam hydroelectric facility, a three-megawatt generation facility located at the confluence of the Clark Fork and Blackfoot Rivers. Ownership of this facility is held by our wholly-owned subsidiary, Clark Fork and Blackfoot, LLC (Clark Fork).  In April 2003, the Environmental Protection Agency (EPA) announced its proposed remedy to address the mining waste contamination located in the Milltown Reservoir. This remedy proposed the removal of the Milltown Dam and powerhouse. In light of this announcement, we commenced negotiations with the Atlantic Richfield Company or Atlantic Richfield, to prevent a challenge from Atlantic Richfield to our statutorily exempt status under the Comprehensive Environmental Response Compensation and Liability Act as a potentially responsible party. On September 10, 2003, we executed a confidential settlement agreement with Atlantic Richfield which, among other things, capped our maximum contribution towards remediation of the Milltown Reservoir superfund site.  A motion to approve the settlement agreement with Atlantic Richfield was filed with the Bankruptcy Court on October 17, 2003. On April 7, 2004 we entered into a stipulation (Stipulation) with Atlantic Richfield, the EPA, the Department of the Interior, the State of Montana and the Confederated Salish and Kootenai Tribes (collectively the Government Parties), which is intended to resolve both our liability with Atlantic Richfield in general accordance with the previously negotiated settlement agreement and establish a framework to resolve our liability with the Government Parties for their claims, including natural resource restoration claims, against NorthWestern as they relate to remediation of the Milltown Site. The Stipulation caps NorthWestern’s and Clark Fork’s collective liability to Atlantic Richfield and the Government Parties at $11.4 million. On June 22, 2004 the Bankruptcy Court approved the Stipulation and the funding of the Atlantic Richfield settlement, as modified by the Stipulation. The amount of the stipulated liability has been fully accrued in the accompanying financial statements. Pursuant to the Stipulation, commencing in August 2004 and each month thereafter, we will pay $500,000 alternately into two escrow accounts, one for the State of Montana and one for Atlantic Richfield, until the total agreed amount is funded.  No interest will accrue on the unpaid balance due, and the escrow accounts will remain funded until a final, nonappealable consent decree is entered by the United States District Court.  If, however,  a consent decree (i) is not executed by the relevant parties, (ii) is not approved by the United States District Court, or (iii) does not become fully effective, then all funds in the escrow accounts will continue to be held in trust pending further court order. The Stipulation incorporates appropriate releases and indemnifications from Atlantic Richfield under the previously negotiated settlement agreement.

Legal Proceedings

As a result of the Chapter 11 filing, attempts by third parties to collect, secure or enforce remedies with respect to most prepetition claims against us were subject to the automatic stay provisions of Section 362(a) of Chapter 11.

On October 20, 2004 the Bankruptcy Court entered a written order confirming our plan of reorganization. On October 25, 2004 Magten Asset Management Corporation (Magten) filed a notice of appeal of such order seeking, among other things, a reversal of the confirmation order. In connection with this appeal, Magten filed motions with the Bankruptcy Court and the United States District Court for the District of Delaware seeking a stay of the enforcement of the confirmation order to prevent our plan of reorganization from becoming effective. On October 25, 2004 the Bankruptcy Court denied Magten’s motion for a stay, and on October 29, 2004, the Delaware District Court denied Magten’s motion for a stay. With no stay imposed, our plan of reorganization became effective November 1, 2004. While we cannot currently predict the impact or resolution of Magten’s appeal of the confirmation order, we intend to vigorously defend against the appeal.

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

On February 7, 2004, the parties to the above consolidated securities class actions and consolidated derivative litigation, together with certain other affected persons and parties, reached a tentative settlement of the litigation. On April 19, 2004, the parties and other affected persons signed a memorandum of understanding (MOU) which memorialized the tentative settlement. On June 16, 2004, the parties and other affected persons signed a settlement agreement memorializing the tentative settlement and addressing various issues necessary for federal court approval. We obtained approval of the MOU in the NorthWestern and Netexit bankruptcy cases on October 7, 2004 and September 15, 2004, respectively. On October 26, 2004 Magten filed a notice of appeal of the Bankruptcy Court’s approval of the MOU. Prior to those approvals from the Bankruptcy Court in both the NorthWestern and Netexit bankruptcy cases, the federal court in Sioux Falls indicated that it intended to grant preliminary approval of the settlement agreement pending the Bankruptcy Court approval, and has set a date for final approval on December 13, 2004. Among the terms of the proposed settlement, we, Expanets, Blue Dot and other parties and persons will be released from all claims to these cases, a settlement fund in the amount of $41 million (of which approximately $37 million would be contributed by our directors and officers liability insurance carriers, and $4 million would be contributed from other persons and parties) will be established, and the plaintiffs will have a $20 million liquidated securities claim against Netexit. If for any reason the settlement is not approved, then we intend to vigorously defend against these lawsuits. If we are unsuccessful in defending against these lawsuits, the plaintiffs’ securities litigation and derivative litigation claims would be subordinated to our other debt under our plan of reorganization, and such claims would be treated as securities, or Class 14, claims under our plan of reorganization, and would be entitled to no recovery under our plan of reorganization. Claims by our current and former officers and directors for indemnification for these proceedings would be channeled into the Directors and Officers Trust. We also intend to vigorously defend against Magten’s appeal of the approval of the MOU. We cannot currently predict the impact or resolution of this litigation or the appeal, or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits or appeal may harm our business and have a material adverse impact on our financial condition.

In December 2003, the SEC notified NorthWestern that it had issued a formal order of private investigation and subsequently subpoenaed documents from NorthWestern, NorthWestern Communications Solutions, Expanets and Blue Dot. This development followed the SEC’s requests for information made in connection with the previously disclosed SEC informal inquiry into questions regarding the restatements and other accounting and financial reporting matters. Since December 2003, we have periodically received and continue to receive subpoenas from the SEC requesting documents and testimony from employees regarding these matters. The SEC investigation will continue and any claims alleging violations of federal securities laws made by the SEC will not be extinguished pursuant to our plan of reorganization. In addition, certain of our directors and several employees of NorthWestern and our subsidiary affiliates have been interviewed by representatives of the Federal Bureau of Investigation (FBI) concerning certain of the allegations made in the class action securities and derivative litigation matters.

We have not been advised that NorthWestern is the subject of any FBI investigation. We understand that the FBI and the Internal Revenue Service (IRS) have contacted former employees of ours or our subsidiaries. As of the date hereof, we are not aware of any other governmental inquiry or investigation related to these matters. We are cooperating with the SEC’s investigation and intend to cooperate with the FBI if we are contacted in connection with any investigation. We cannot predict whether or not any other governmental inquiry or investigation will be commenced. We cannot predict when the SEC investigation will be completed or its outcome. If the SEC determines that we have violated federal securities laws and institutes civil enforcement proceedings against us, for which we can provide no assurance, we may face sanctions, including, but not limited to, monetary penalties and injunctive relief and any monetary liability incurred by us may be material to our financial position or results of operations.

In January 2004, two of the QFs—Colstrip Electric Limited Partnership (CELP) and Yellowstone Electric Limited Partnership (YELP)—initiated adversary proceedings against NorthWestern in our Chapter 11 proceedings. In the CELP adversary proceeding, CELP seeks additional payment for capacity contracted to be provided to NorthWestern under its existing power purchase agreement. In addition, we intervened in a Federal Energy Regulatory Commission (FERC) proceeding, which places at issue the QF status of CELP. A FERC judge initially has ruled that CELP is a QF; we filed an appeal with the FERC on October 12, 2004 and the FERC’s response is pending. In the YELP adversary proceeding, YELP seeks a determination of when and who has the right to determine the scheduling of maintenance on the power facility. We have obtained approval in our bankruptcy case for assumption of an amended agreement with YELP and a settlement with YELP which resolves prepetition claims, lowers the overall energy cost and eliminates the distinction in the previous agreement between summer and winter pricing. We intend to vigorously defend against the CELP adversary proceedings. In the opinion of management, the amount of ultimate liability with respect to the CELP adversary proceedings will not materially affect our financial position or results of operations.

On April 16, 2004 Magten and Law Debenture Trust Company of New York (Law Debenture) initiated an adversary proceeding, the QUIPs Litigation, against NorthWestern seeking among other things, to void the transfer of certain assets of Clark Fork to us. In essence, Magten and Law Debenture are asserting that the transfer of the transmission and distribution assets acquired from the Montana Power Company was a fraudulent conveyance because such transfer left Clark Fork insolvent and unable to pay certain claims. The plaintiffs also assert that they are creditors of Clark Fork as a result of Magten owning a portion of the Series A 8.5% Quarterly Income Preferred Securities for which Law Debenture serves as the Indenture Trustee. By its adversary proceeding, the plaintiffs seek, among other things, the avoidance of the transfer of assets, declaration that the assets were fraudulently transferred and are not property of our bankruptcy estate, the imposition of constructive trusts over the transferred assets and the return of such assets to Clark Fork. In August 2004, the Bankruptcy Court granted in part, but denied in part our motion to dismiss the QUIPs Litigation. (In addition to the adversary proceeding filed by Magten and Law Debenture, the plaintiffs in the class action lawsuit entitled McGreevey, et al v. Montana Power Company, et al received approval in our bankruptcy case to initiate similar adversary proceedings. Under the terms of the settlement with the plaintiffs in the McGreevey case discussed below, they would not file such proceeding.) On April 19, 2004 Magten also filed a complaint against certain former and current officers of Clark Fork in U.S. District Court in Montana, seeking compensatory and punitive damages for breaches of fiduciary duties by such officers. Those officers have requested Clark Fork to indemnify them for their legal fees and costs in defending against the lawsuit and any settlement and/or judgment in such lawsuit. At this time, we cannot predict the impact or resolution of any of these lawsuits or reasonably estimate a range of possible loss, which could be material. The resolution of these lawsuits could harm our business and have a material adverse impact on our financial condition. We intend to vigorously defend against the adversary proceeding and any subsequently filed similar litigation. The plaintiffs’ claims with respect to this litigation will be treated as general unsecured, or Class 9, claims and will be satisfied out of the share reserve that we established with respect to the Class 9 disputed claims reserve under the plan of reorganization.

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

On November 6, 2003, the Bankruptcy Court approved a stipulation between NorthWestern and the plaintiffs in McGreevey, et al. v. The Montana Power Company, et al. The stipulation provides that litigation, as against NorthWestern, Clark Fork, The Montana Power Company, Montana Power LLC and Jack Haffey, shall be temporarily stayed for 180 days from the date of the stipulation. Pursuant to the stipulation and after providing notice to NorthWestern, the plaintiffs may move the Bankruptcy Court for termination of the temporary stay. On July 10, 2004, we and the other insureds under the applicable directors and officers liability insurance policies along with the plaintiffs in the McGreevey case, plaintiffs in the In Re Touch America Holdings, Inc. Securities Litigation and the Touch America Creditors Committee reached a tentative settlement through mediation. Among the terms of the tentative settlement, we, Clark Fork and other parties will be released from all claims in this case, the plaintiffs in McGreevey will dismiss their claims against the third party purchasers of the generation assets and non-regulated energy assets of Montana Power Company including PPL Montana, and a settlement fund in the amount of $67 million (all of which will be contributed by the former Montana Power Company directors and officers liability insurance carriers) will be established. The settlement is subject to the occurrence of several conditions, including approval of the proposed settlement by the Bankruptcy Court in our bankruptcy proceeding, where a hearing has been set for November 3, 2004, and approval of the proposed settlement by the Federal District Court for the District of Montana, where the class actions are pending. We cannot predict the ultimate outcome of this litigation in the event that the settlement is not approved, or does not take effect for any other reason. If for any reason the settlement is not approved, then we intend to vigorously defend against this lawsuit. If we are unsuccessful in defending against this class action lawsuit, the plaintiffs’ litigation claims would be subordinated to our other debt under our plan of reorganization, and such claims would be treated as securities, or Class 14, claims under our plan of reorganization, and would be entitled to no recovery under our plan of reorganization. Claims by our current and former officers and directors (and the former officers and directors of The Montana Power Company) for indemnification for these proceedings would be channeled into the Directors and Officers Trust. The plaintiffs could elect to proceed directly against Clark Fork and the assets owned by such entity, which as of September 30, 2004 were not material to our operations or financial position. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition.

In NorthWestern Corporation vs. PPL Montana, LLC vs. NorthWestern Corporation and Clark Fork and Blackfoot, LLC, No. CV-02-94-BU-SHE, (D. MT), we are pursuing claims against PPL Montana, LLC (PPL) due to its refusal to purchase the Colstrip transmission assets under the Asset Purchase Agreement (APA) executed by and between The Montana Power Company (MPC) and PP&L Global, Inc. (PPL Global). NorthWestern claims PPL (PPL Global’s successor-in-interest under the APA) is required to purchase the Colstrip transmission assets for $97.1 million. PPL has also asserted a number of counterclaims against NorthWestern and Clark Fork based in large part upon PPL’s claim that MPC and/or NorthWestern Energy breached two Wholesale Transition Service Agreements and certain indemnification obligations under the APA in the approximate amount of $120 million. PPL also filed a proof of claim and an amended proof of claim against NorthWestern’s bankruptcy estate which asserts substantially the same claims as the PPL counterclaim. PPL moved the Bankruptcy Court for relief from the automatic stay to pursue its counterclaims. NorthWestern objected to PPL’s motion to lift the automatic stay and has also filed a motion to transfer the venue of the entire litigation to the United States District Court for the District of Delaware. On March 19, 2004 the federal court in Montana denied our motion to transfer the entire case. We intend to vigorously defend against the PPL claims in the Bankruptcy Court and the counterclaims in federal court as well as vigorously prosecute our claims against PPL. We cannot currently predict the impact or resolution of the claims or this litigation or reasonably estimate a range of possible loss on the counterclaims, which could be material. The plaintiffs’ claims with respect to this litigation will be treated as general unsecured, or Class 9, claims and will be satisfied out of the share reserve that we established with respect to the Class 9 disputed claims reserve under the plan of reorganization.

We are also one of several defendants in a class action lawsuit entitled In Re Touch America ERISA Litigation, which is currently pending in U.S. District Court in Montana. The lawsuit was filed by participants in the former Montana Power Company retirement savings plan and alleges that there was a breach of fiduciary duty in connection with the employee stock ownership aspects of the plan. The court has recently entered orders indefinitely staying the ERISA litigation because of Touch America Holdings Inc.’s bankruptcy filing. We intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition. We believe that in the event of a judgment against us in this litigation, we will be able to make claims against The Montana Power Company’s fiduciary insurance policy. Any judgment against us in excess of policy limits would be treated as unsecured general, or Class 9, claims and would be satisfied out of the share reserve that we have established.

We, and certain of our former officers and directors, were named as defendants in certain complaints filed against CornerStone Propane Partners, LP and other defendants purporting to be class actions filed in the United States District Court for the Northern District of California by purchasers of units of CornerStone Propane Partners alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Through November 1, 2002, we held an economic equity interest in a subsidiary that serves as the managing general partner of CornerStone Propane Partners, LP. Certain former officers and directors of NorthWestern who are named as defendants in certain of these actions have also been sued in their capacities as directors of the managing general partner. These complaints allege that defendants sold units of CornerStone Propane Partners based upon false and misleading statements and failed to disclose material information about CornerStone Propane Partners’ financial condition and future prospects, including overpayment for acquisitions, overstating earnings and net income, and that it lacked adequate internal controls. All of the lawsuits have now been consolidated and Gilbert H. Lamphere has been named as lead plaintiff. The actions have been stayed as to NorthWestern due to its bankruptcy filing. On October 27, 2003, the plaintiffs filed an amended consolidated class action complaint. The new complaint does not name NorthWestern as a defendant, although it alleges facts relating to NorthWestern’s conduct. Certain of our former officers and directors are named as defendants in the amended consolidated complaint. The plaintiffs seek compensatory damages, prejudgment and postjudgment interest and costs, injunctive relief, and other relief. On November 6, 2003, the Bankruptcy Court entered an order approving a stipulation between NorthWestern and plaintiffs in this litigation. The stipulation provides that litigation as against NorthWestern shall be temporarily stayed for 180 days from the date of the stipulation. Pursuant to the stipulation and after providing notice to NorthWestern, the plaintiffs may move the Bankruptcy Court for termination of the temporary stay. On March 2, 2004, the plaintiffs filed a corrected consolidated amended complaint against

CornerStone and the individual defendants, which also did not name NorthWestern. In June 2004, CornerStone Propane Partners, LP along with its subsidiaries and affiliates filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of that filing this case is now stayed against CornerStone Propane Partners and other named subsidiaries and affiliates. Although we have not been named as a defendant in the consolidated and amended complaint, we cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition. We intend to vigorously defend any claims asserted against us by these lawsuits. The plaintiffs’ claims with respect to this litigation, and any indemnification claims from our officers and directors, would be treated as securities, or Class 14, claims and would be entitled to no recovery under the plan of reorganization. Any claims in this litigation would be channeled into the Directors and Officers Trust to the extent that they are indemnification claims.

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

Certain of our present and former officers and directors, and CornerStone Propane Partners, LP, as a nominal defendant, are among other defendants named in two derivative actions commenced in the Superior Court for the State of California, County of Santa Cruz, entitled Adelaide Andrews v. Keith G. Baxter, et al., Case No. CV146662 and Ralph Tyndall v. Keith G. Baxter, et al., Case No. CV146661. These derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal unitholder suits. The plaintiffs seek unspecified compensatory damages, treble damages pursuant to the California Corporations Code, injunctive relief, restitution, disgorgement, costs, and other relief. The case has now been stayed against CornerStone due to its bankruptcy filing. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition. Claims by our current and former officers and directors for indemnification with respect to these proceedings would be channeled into the Directors and Officers Trust.

On April 30, 2003, Mr. Richard Hylland, our former President and Chief Operating Officer, filed a demand for arbitration of contract claims under his employment agreement, as well as tort claims for defamation, infliction of emotional distress and tortious interference and a claim for punitive damages. Mr. Hylland is seeking relief in the amount of $25 million, plus interest, attorney’s fees, costs, and punitive damages. Mr. Hylland has also filed claims in our bankruptcy case similar to the claims in his arbitration demand. We dispute Mr. Hylland’s claims and intend to vigorously defend the arbitration and object to Mr. Hylland’s claims in our bankruptcy case. On May 6, 2003, based on the recommendations of the Special Committee of the NorthWestern Board of Directors formed to evaluate Mr. Hylland’s performance and conduct in connection with the management of NorthWestern and its subsidiaries, the Board determined that Mr. Hylland’s performance and conduct as President and Chief Operating Officer warranted termination under his employment contract. This arbitration has been stayed due to our bankruptcy filing, and once we consummate our plan of reorganization, we expect that an arbitration timetable will be set. Mr. Hylland’s claims with respect to this proceeding would be treated as unsecured general, or Class 9, claims and would be satisfied out of the share reserve that we have established.

On August 12, 2003, the Montana Consumer Counsel (MCC) filed a Petition for Investigation, Adoption of Additional Regulatory Controls and Related Relief with the Montana Public Service Commission (MPSC). On August 22, 2003, the MPSC issued an order initiating an investigation of NorthWestern Energy relating to, among others, finances, corporate structure, capital structure, cash management practices and affiliated transactions. The relief sought includes adoption of new regulatory controls that would specifically apply to NorthWestern, including additional reporting, cost allocation and financing rules and requirements, and examination of affiliate transactions necessary to ensure that we are not operating our energy division, and will not in the future operate, in a manner that would prejudice our ability to furnish reasonably adequate service and facilities at reasonable and just charges as required under Montana law. We have entered into a settlement of this matter with the MPSC and MCC, which was approved by the Bankruptcy Court on July 15, 2004, and this proceeding will be closed except for the ongoing review and consideration of recommendations related to an infrastructure audit conducted by a consultant. We are currently reviewing these recommendations and have not yet determined the estimated financial impact they may have on our results of operations. As part of the settlement, we agreed to pay approximately $2.8 million of professional fees incurred by the MPSC, the MCC and the Montana Attorney General in connection with our bankruptcy filing. We have fully accrued these fees as of September 30, 2004.

Expanets and NorthWestern have been named defendants in two complaints filed with the Supreme Court of the State of New York, County of Bronx, alleging violations of New York’s prevailing wage laws, breach of contract, unjust enrichment, willful failure to pay wages, race, ethnicity, national origin and/or age discrimination and retaliation. In the complaint entitled Felix Adames et al. v. Avaya, Expanets, NorthWestern et al., Supreme Court of the State of New York, Bronx County, Index No. 8664-04, which has not yet been served upon Expanets, 14 former employees of Expanets seek damages in the amount of $27,750,000, plus interest, penalties, punitive damages, costs, and attorney’s fees. In the complaint entitled Wayne Belnavis and David Daniels v. Avaya, Expanets, NorthWestern et al., Supreme Court of the State of New York, Bronx County, Index No. 8729-04, two former employees of Expanets seek damages in the amount of $12,500,000, plus interest, penalties, punitive damages, costs, and attorney’s fees. We intend to vigorously defend against the allegations made in these complaints. Though the filing of the complaint may violate the automatic stay provisions of the Federal Bankruptcy Code and may be subject to the claims process of the bankruptcy proceeding, we cannot currently predict the impact or resolution of these claims or reasonably estimate a range of possible loss, which could be material, and the resolution of these claims may harm our business and have a material adverse impact on our financial condition. Stipulations were entered by the court on March 29, 2004 dismissing us and Avaya as defendants. Netexit remains a defendant in the litigation and claims against Netexit will be satisfied out of its bankruptcy estate.

On March 17, 2004, certain minority shareholders of Expanets filed a lawsuit against Avaya Inc., Expanets, NorthWestern Growth Corporation, and Merle Lewis, Dick Hylland and Dan Newell entitled Cohen et al. v Avaya Inc., et al. in U.S. District Court in Sioux Falls, South Dakota contending that (i) the defendants fraudulently induced the shareholders to sell their businesses to Expanets during 1998 and 1999 in exchange for Expanets stock which would have value only if Expanets went public, when in fact no IPO was intended, and (ii) the defendants and NorthWestern (a) hid the true financial condition of NorthWestern, NorthWestern Growth and Expanets, (b) permitted internal controls to lapse, (c) failed to document loans by NorthWestern to Expanets, and (d) allowed the individual defendants to realize millions of dollars in bonus payments at the expense of Expanets and its minority shareholders. The lawsuit alleges federal and state securities laws violations and breaches for fiduciary duties. The plaintiffs have recently filed an amended complaint that reflects one less plaintiff and a clarification on the damages that they seek. In addition, Avaya Inc. has sent NorthWestern a notice seeking indemnification and defense for this lawsuit under the terms of the asset purchase agreement. The case has now been stayed against Expanets due to its bankruptcy filing. The defendants, including NorthWestern Growth Corporation, have filed motions to dismiss, which are pending. NorthWestern Growth Corporation intends to vigorously defend against this lawsuit. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material.

We are also subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

Contingencies

Effective November 1, 2002, we relinquished our direct and indirect equity interests in CornerStone Propane, L.P. and CornerStone Propane Partners, L.P. (collectively, CornerStone). CornerStone filed proofs of claims against us aggregating approximately $310 million asserting that we owe them for capital account contribution obligations and obligations related to requirements to transfer title of certain real property. We filed an objection disputing these claims on July 13, 2004, as we did not believe they were valid. On June 3, 2004, CornerStone filed petitions for relief under Chapter 11 of the Bankruptcy Code. We have filed a proof of claim against CornerStone for a $29.5 million secured claim, which arose due to our August 2002 purchase of a lenders’ interest in CornerStone’s credit facility. We have filed additional proofs of claim against CornerStone totaling $23.2 million related to previous intercompany obligations and payments on letters of credit on behalf of CornerStone. In previous years, we took impairment charges to reduce our note receivable and other advances to an estimated recoverable amount. As of September 30, 2004, the net book value of our receivables from CornerStone was $11 million. Under the terms of a settlement agreement reached with CornerStone, we will receive a $15 million allowed secured claim in CornerStone’s bankruptcy proceedings and we will allow CornerStone a $19.5 million general unsecured, or Class 9, claim under our plan of reorganization, which was recorded in the third quarter of 2004. On October 4, 2004, we filed a motion seeking Bankruptcy Court approval of this settlement and obtained approval on November 3, 2004. The settlement was also verbally approved by the bankruptcy court in the CornerStone proceeding on November 4, 2004 and we expect that a written order consistent with such oral ruling will be entered by the court in the near future. During the third quarter of 2004, we recorded a loss of $19.5 million based on the proposed settlement. Upon approval of the settlement in CornerStone’s bankruptcy proceedings, CornerStone will receive a pro rata share of our newly issued common stock in satisfaction of their allowed claim. While we recorded a loss of $19.5 million during the third quarter of 2004, this allowed claim will have no cash impact to NorthWestern. As a Class 9 claim it diluted the distribution to other general unsecured creditors, therefore we recognized a gain upon emergence from bankruptcy of an additional $19.5 million.

Performance Bonds and Letters of Credit

We have various letter of credit requirements and other collateral obligations of approximately $15.1 million and $16.4 million as of September 30, 2004 and December 31, 2003, respectively.

Blue Dot and Netexit had previously obtained various license, bid and performance bonds to secure the performance of contracts and the adequate provision of services. The total amount of these outstanding surety bonds is approximately $21.5 million and $59.5 million as of September 30, 2004 and December 31, 2003, respectively.  Due to the completion of work and as a result of the sale of these subsidiaries’ businesses, we estimate the amount of the underlying obligations that such bonds secure is $3.5 million as of September 30, 2004 and December 31, 2003.

The surety bonds obtained by Blue Dot and Netexit are supported by indemnity agreements that we entered into for the benefit of these subsidiaries and are secured by various letters of credit obtained by Blue Dot, Netexit, or us.  Approximately $4.0 million and $10 million of these letters of credit and other collateral obligations as of September 30, 2004 and December 31, 2003, respectively, serve to support performance bonds primarily related to Blue Dot and Netexit. In addition, included in other assets at September 30, 2004 are $9.1 million of deposits that support performance bonds related to Blue Dot and Netexit.

(16) Subsequent Events

As discussed in Note 3, “Chapter 11 Filing,” the Bankruptcy Court entered a written order confirming our plan of reorganization on October 20, 2004, and the plan became effective on November 1, 2004.

On November 1, 2004, we entered into a new $225 million credit facility.  The credit facility consists of a $125 million, five-year revolving tranche and a $100 million, seven-year term tranche.  The revolving tranche replaced our DIP Facility and is available to us for general corporate purposes and for the issuance of letters of credit. Concurrently with the establishment of the new credit facility, we issued $225 million of our 5.875% senior secured notes due November 1, 2014.  Borrowings under the term portion of the new credit facility, together with the net proceeds of the notes offering and available cash, were used to repay our senior secured term loan facility.  We refer to these transactions collectively as “the Transactions.”

(17) Reorganization Proforma Reporting

In accordance with SOP 90-7, certain companies are required to adopt fresh start reporting in connection with their emergence from bankruptcy. Fresh start reporting is appropriate on the emergence from Chapter 11 if the reorganization value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims, and if the holders of existing voting shares immediately before confirmation will receive less than 50 percent of the voting shares of the emerging entity. We meet these requirements and, upon consummation of our plan of reorganization, will adopt fresh start reporting. The fresh start reporting principles provide, among other things, for us to determine the value to be assigned to the assets of reorganized NorthWestern as of the effective date of our plan of reorganization. Under fresh start reporting, our reorganization value will be allocated to our assets based on their respective fair values in conformity with the purchase method of accounting for business combinations; any portion not attributed to specific tangible or identified intangible assets will be treated as an indefinite-lived intangible asset referred to as “reorganization value in excess of value of identifiable assets” and reported as goodwill. Any excess of fair value of assets and liabilities over confirmed enterprise value will be allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the assets except financial assets other than investments accounted for by the equity method, assets to be disposed of by sale, deferred tax assets, prepaid assets relating to pension or other postretirement benefit plans and any other current assets. Based on certain regulatory considerations, the value of our regulatd utility property, plant and equipment should be kept at historical book value less adjustments which reduce these assets to the amount included in our utility rate base; therefore, management expects to apply the entire excess reorganization value adjustment to goodwill. The pro forma balance sheet contains estimated deferred tax balances, which are primarily dependent upon our ability to utilize net operating losses, attribute reductions related to cancellation of indebtedness income and the tax basis of our fixed assets. In addition, the adjustments reflected in the pro forma financial information below are preliminary and subject to further revisions, pending updates based on actuarial valuations and applicable economic conditions as of the effective date of fresh start reporting. Our actual fresh start reporting adjustments may vary significantly from the fresh-start reporting adjustments used to calculate the pro forma financial information that is set forth below.

On August 25, 2004, the Bankruptcy Court held a hearing to approve our second amended and restated disclosure statement and to confirm our plan of reorganization. As a result of the hearing, we revised the second amended and restated plan of reorganization and second amended and restated disclosure statement and filed revised versions with the Bankruptcy Court on August 31, 2004. The Bankruptcy Court entered a written order confirming our plan of reorganization on October 20, 2004, and the plan became effective on November 1, 2004.

The following unaudited pro forma consolidated financial information at September 30, 2004, and for the nine months ended September 30, 2004 gives effect to the Reorganization and the Transactions, as if the same had occurred on September 30, 2004 (in the case of balance sheet information) and as of the beginning of the period presented (in the case of the statements of income (loss)). The pro forma financial information should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information contained in this Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The unaudited pro forma consolidated financial information do not purport to represent what our results of operations or financial condition would actually have been if the Reorganization and the Transactions had occurred on the dates indicated, nor are they indicative of results for any future periods.

The following table sets forth the unaudited proforma consolidated balance sheet as if the Reorganization and the Transactions had occurred on September 30, 2004:

	September 30, 2004	Reorganization(1)		September 30, 2004 Pro Forma for Reorganization	Transactions(2)		September 30, 2004 Pro Forma for Reorganization and the Transactions
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$111,170	$(25,000	)(3)	$86,170	$(70,257	)(13)	$15,913
Restricted cash	22,291			22,291			22,291
Accounts receivable, net	90,138			90,138			90,138
Inventories	31,328			31,328			31,328
Regulatory assets	11,613			11,613			11,613
Prepaid energy supply	21,753			21,753			21,753
Prepaid and other	28,376			28,376			28,376
Assets held for sale	30,000			30,000			30,000
Current assets of discontinued operations	84,558			84,558			84,558
Total current assets	431,227	(25,000)		406,227	(70,257)		335,970
Property, plant and equipment, net	1,375,103			1,375,103			1,375,103
Goodwill	375,798	72,526	(4)	448,324			448,324
Other:
Investments	9,167			9,167			9,167
Regulatory assets	200,578	38,125	(5)	238,703			238,703
Other	52,808	(24,252	)(6)	28,556	(9,032	)(13)	19,524
Noncurrent assets of discontinued operations	41			41			41
Total Assets	$2,444,722	$61,399		$2,506,121	$(79,289)		$2,426,832
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Current maturities of long-term debt	$909,713	$(895,927	)(12)	$13,786	$(2,900	)(13)	$10,886
Accounts payable	72,054			72,054			72,054
Accrued liabilities	120,648	1,047	(12)	121,695			121,695
Regulatory liabilities	6,861			6,861			6,861
Current liabilities of discontinued operations	13,904			13,904			13,904
Total current liabilities	1,123,180	(894,880)		228,300	(2,900)		225,400
Long-term debt	—	895,927	(12)	895,927	(55,275	)(13)	840,652
Deferred income taxes	9,944	44,523	(7)	54,467	(8,129	)(13)	46,338
Noncurrent regulatory liabilities	160,171			160,171			160,171
Other noncurrent liabilities	215,124	241,656	(8)(12)	456,780			456,780
Noncurrent liabilities and minority interests of discontinued operations	476			476			476
Total liabilities not subject to compromise	1,508,895	287,226		1,796,121	(66,304)		1,729,817
Liabilities subject to compromise:
Financing debt	864,114	(864,114	)(9)	—			—
Trade creditors	309,144	(309,144	)(10)(12)	—			—
Company obligated mandatorily redeemable preferred securities of subsidiary trusts	365,550	(365,550	)(9)	—			—
Total liabilities subject to compromise	1,538,808	(1,538,808)		—	—		—
Total liabilities	3,047,703	(1,251,582)		1,796,121	(66,304)		1,729,817
Shareholders’ equity (deficit)	(602,981)	1,312,981	(11)	710,000	(12,985	)(13)	697,015
Total liabilities and shareholders’ equity (deficit)	$2,444,722	$61,399		$2,506,121	$(79,289)		$2,426,832

(1)             Reflects the discharge of debt and liabilities in accordance with our plan of reorganization, and the impact of fresh start reporting.

(2)             Reflects the Transactions. See Note 16, “Subsequent Events.”

(3)             Reflects the anticipated uses of cash pursuant to our plan of reorganization, including the use of $25 million to satisfy administrative priority claims, unsecured priority claims and convenience class claims.

(4)             Reflects the excess reorganization value pursuant to the valuation under our plan of reorganization and in accordance with fresh start accounting. Based on certain regulatory considerations, our property, plant and equipment should be kept at historical book value less adjustments which reduce these assets to the amount included in utility rate base, therefore management has applied the entire excess reorganization value adjustment to goodwill.

(5)             Increase in regulatory assets of $38.1 million in connection with the valuation adjustment for our pension plans, of which $10.2 million is an adjustment to other comprehensive income, based on actuarial valuations as of December 31, 2003.

(6)             Reflects the write-off of $24.3 million of unamortized deferred financing costs related to extinguished unsecured notes.

(7)             Adjusts for our estimated net deferred tax position upon consummation of our plan of reorganization.

(8)             Represents an adjustment of $27.9 million to reflect the fair value of our pension liability, based on actuarial valuations as of December 31, 2003.

(9)             Reflects the conversion into equity or extinguishment of unsecured debt and company obligated mandatorily redeemable preferred securities of subsidiary trusts pursuant to our plan of reorganization.

(10)       Reflects $15.0 million in cash paid out to settle convenience class claims and other payables, the recognition of a $13.2 million deferred gain on a previously terminated fair value hedge resulting from the extinguishment of related unsecured notes, the recognition of a $19.5 million gain related to additional allowed unsecured claims, and the extinguishment of $46.6 million of accrued interest and dividends resulting from the extinguishment of related unsecured notes pursuant to our plan of reorganization.

(11)       Represents elimination of historical shareholders’ deficit of $603.0 million, which includes approximately $567 million of cancellation of indebtedness income, and issuance of $710.0 million of new stock.

(12)       Reflects the reclassification of secured debt of $895.9 million from current to long-term and other trade claims of $214.8 million from subject-to-compromise to not subject-to-compromise, which pursuant to our plan of reorganization will be unimpaired and reinstated.

(13)       Reflects the use of proceeds from the offering of the $225.0 million notes, together with $100.0 million to be drawn under the term tranche of the new credit facility concurrently with the closing of the offering of the notes, and $70.3 million in available cash to repay amounts due under the senior secured term loan of $383.2 million, and prepayment penalties and fees and expenses relating to the Transactions of $12.1 million. This also reflects the write-off of deferred financing costs related to the senior secured term loan of $17.3 million.

The following table sets forth the unaudited proforma consolidated income statement as if the Reorganization and the Transactions had occurred at the beginning of the period presented and does not reflect cancellation of indebtedness income or other reorganization gains and losses that will be recognized immediately prior to the effective date of our plan of reorganization:

	Nine Months Ended September 30, 2004	Reorganization(1)		Nine Months Ended September 30, 2004 Pro Forma for Reorganization	Transactions(1)		Nine Months Ended September 30, 2004 Pro Forma for Reorganization and the Transactions(1)
	(in thousands)
Operating revenues	$818,512	$—		$818,512	$—		$818,512
Cost of sales	469,705			469,705			469,705
Gross margin	348,807	—		348,807	—		348,807
Operating expenses:
Operating, general and administrative expenses	215,207	—		215,207	—		215,207
Depreciation	54,611	—		54,611	—		54,611
Reorganization items	19,030	(19,030	)(2)	—	—		—
Reorganization professional fees and expenses	25,112	(25,112	)(2)	—	—		—
Total operating expenses	313,960	(44,142)		269,818	—		269,818
Operating income	34,847	44,142		78,989	—		78,989
Interest (expense) income	(65,455)	—		(65,455)	12,412	(4)	(53,043)
Investment income and other	2,484	—		2,484	—		2,484
Reorganization interest income	321	(321	)(2)	—	—		—
Income (loss) from continuing operations before income taxes	(27,803)	43,821		16,018	12,412		28,430
Benefit (provision) for income taxes	366	(6,533	)(3)	(6,167)	(4,779	)(4)	(10,946)
Income (loss) from continuing operations	$(27,437)	$37,288		$9,851	$7,633		$17,484

(1)             The unaudited pro forma consolidated statements of income (loss) reflect the impact of the Reorganization, including fresh start reporting effective as of the beginning of the period presented, and the completion of the Transactions.

(2)             Reflects adjustments to eliminate the impact of reorganization items, reorganization professional fees and expenses and reorganization interest income incurred subsequent to commencing bankruptcy proceedings on September 14, 2003.

(3)             Reflects income taxes at a statutory rate of 38.5%, as we anticipate that upon consummation of our plan of reorganization, we will remove the valuation allowance against our deferred tax assets based on projected future taxable income.

(4)             Reflects an adjustment for the net decrease in interest expense to reflect the completion of the Transactions, and the related income tax impact, effective as of the beginning of the period presented.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references to “we,” “us,” “our” and “NorthWestern” refer specifically to NorthWestern Corporation and its subsidiaries.

OVERVIEW

On September 14, 2003, which we refer to as the Petition Date, we filed a voluntary petition for relief under the provisions of Chapter 11 of the Bankruptcy Code in the Bankruptcy Court under case number 03-12872 (CGC). Pursuant to Chapter 11, we retain control of our assets and are authorized to operate our business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. All vendors are being paid for all goods furnished and services provided after the Petition Date under the supervision of the Bankruptcy Court. As a debtor-in-possession, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court, after notice and an opportunity for a hearing. Included in the consolidated financial statements are subsidiaries that are not party to our Chapter 11 case. The assets and liabilities of such subsidiaries are not considered to be material to the consolidated financial statements or are included in discontinued operations. In addition, in order to wind-down its affairs in an orderly manner, our subsidiary, Netexit, Inc. filed a voluntary petition for relief under the provisions of Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on May 4, 2004.

The Bankruptcy Court approved our first amended disclosure statement for our proposed plan of reorganization on May 26, 2004. Under the terms of our plan of reorganization, we would greatly reduce our debt burden through a debt-for-equity exchange. Holders of claims were required to submit their ballots accepting or rejecting our plan of reorganization by August 2, 2004. The result of the solicitation was overwhelming acceptance by our senior unsecured debtholders, general unsecured claimants and certain litigation claimants. The Bankruptcy Code defines acceptance of a plan of reorganization by a class of claims as acceptance by holders of at least two-thirds in dollar amount and more than one-half in number of the allowed claims of that class that have actually voted. Our plan of reorganization was rejected by the class of our creditors comprised of the holders of our junior subordinated trust preferred securities, which includes holders of our trust preferred securities, or TOPrS, and holders of our quarterly income preferred securities, or QUIPs, because the holders in that class that voted to reject our plan of reorganization held more than one-third in dollar amount of the total amount held by the creditors in that class that voted on our plan of reorganization.

On August 18, 2004, we and the Creditors Committee entered into an agreement with certain holders and representatives of the TOPrS and we filed our second amended and restated plan of reorganization and second amended and restated disclosure statement on August 18, 2004. On August 25, 2004, the Bankruptcy Court held a hearing to approve our second amended and restated disclosure statement and to confirm our plan of reorganization. As a result of the hearing, we revised the second amended and restated plan of reorganization and second amended and restated disclosure statement and filed revised versions with the Bankruptcy Court on August 31, 2004. An order was entered approving our second amended and restated disclosure statement on September 1, 2004.

Upon entry of the order approving the second amended and restated disclosure statement, we resolicited acceptances and or rejections to the second amended and restated plan of reorganization from holders of our senior unsecured notes and trade vendor claims in excess of $20,000 and holders of TOPrS and QUIPs. A final hearing to consider confirmation of the second amended and restated plan was held by the Bankruptcy Court on October 6, 2004. The Bankruptcy Court entered a written order confirming our plan of reorganization on October 20, 2004, and the plan became effective on November 1, 2004. Under the terms of our plan of reorganization distributions, in general, were:

•       Holders of our senior unsecured notes received 28.3 million shares of new common stock in exchange for $898.3 million in allowed claims;

•       Holders of TOPrS received 2.3 million shares of new common stock and warrants for an additional 4.4 million shares of common stock in exchange for $321.1 million in allowed claims. The warrants may be exercised for a period of three years from the effective date;

•       Holders of QUIPs, based on their choices, received either a pro rata share of 0.5 million shares of new common stock, plus warrants with the same terms as the warrants distributed to the TOPrS, in exchange for their claims, including any litigation claims, or they will continue the litigation against us generally referred to as the QUIPs Litigation and will receive a distribution, if any, based only upon final resolution of the QUIPs Litigation;

•       We established a reserve of approximately 4.4 million shares of common stock from the shares allocated to holders of our trade vendor claims in excess of $20,000 and holders of senior unsecured notes. The shares held in this reserve will be distributed pro rata to holders of allowed trade vendor and general unsecured claims in excess of $20,000, and may be used to resolve various outstanding litigation matters, such as the QUIPs Litigation, certain litigation with PPL Montana and other unliquidated litigation claims;

•       Secured debt was not impaired and has been reinstated; and

•       Common stock existing prior to November 1, 2004 was cancelled and there were no distributions to prior shareholders.

Our ability to continue as a going concern is predicated upon numerous issues, including the following:

•       being able to successfully implement our business plans and otherwise offset the negative effects that the Chapter 11 filing has had and may continue to have on our business, including the impairment of vendor relations;

•       operating within the framework of our credit facilities, including limitations on capital expenditures and financial covenants, our ability to establish an exit credit facility, our ability to generate cash flows from operations or seek other sources of financing and the availability of projected vendor credit terms; and

•       attracting, motivating and/or retaining key executives and employees.

These challenges are in addition to those operational, regulatory and other challenges that we face in connection with our business as a regional utility. In addition, we have incurred and will continue to incur, significant expenses and costs associated with the reorganization, even for several months after we emerge from bankruptcy.

The following paragraphs provide brief summaries of the status of our non-core asset sale efforts.

In order to wind-down its affairs in an orderly manner, our subsidiary Netexit and its subsidiaries filed for bankruptcy protection on May 4, 2004. On June 30, 2004, Netexit filed schedules and statements of financial affairs with the Bankruptcy Court, setting forth, among other things, the assets and liabilities of Netexit. The schedules, which were prepared by NorthWestern management and are unaudited, list total assets of approximately $67.6 million (primarily cash and short-term investments) and total liabilities of approximately $237.9 million as of May 4, 2004, of which approximately $237.7 million (including contractual interest of $13.7 million) of the total liabilities represents intercompany obligations by Netexit to NorthWestern. We anticipate receiving cash proceeds in excess of $40 million upon the ultimate liquidation of Netexit. However, the amount of the claims to be filed against Netexit by creditors could be significantly different than the amount of the liabilities that have been recorded. Netexit will incur significant additional expenses related to the bankruptcy filing and may incur losses related to the resolution of open claims. Netexit has not yet proposed a plan of reorganization but anticipates doing so during the second quarter of 2005. Pending the resolution of open claims to Netexit creditors, the proceeds from the sale remain at Netexit and distributions to NorthWestern will be delayed until the Netexit bankruptcy proceedings are resolved.

Effective November 1, 2002, we relinquished our direct and indirect equity interests in CornerStone Propane, L.P. and CornerStone Propane Partners, L.P. (collectively, CornerStone). CornerStone filed proofs of claims against us aggregating approximately $310 million asserting that we owe them for capital account contribution obligations and obligations related to requirements to transfer title of certain real property. We filed an objection disputing these claims on July 13, 2004, as we did not believe they were valid. On June 3, 2004, CornerStone filed petitions for relief under Chapter 11 of the Bankruptcy Code. We filed a proof of claim against CornerStone for a $29.5 million secured claim, which arose due to our August 2002 purchase of a lenders’ interest in CornerStone’s credit facility. We also filed additional proofs of claim against CornerStone totaling $23.2 million related to previous intercompany obligations and payments on letters of credit on behalf of CornerStone. In previous years, we took impairment charges to reduce our note receivable and other advances to an estimated recoverable amount. As of September 30, 2004, the net book value of our receivables from CornerStone was $11 million. Under the terms of a settlement agreement reached with CornerStone, we will receive a $15 million allowed secured claim in CornerStone’s bankruptcy proceedings and we will allow CornerStone a $19.5 million general unsecured, or Class 9, claim under our plan of reorganization, which was recorded in the third quarter of 2004. On October 4, 2004, we filed a motion seeking Bankruptcy Court approval of this settlement and obtained approval on November 3, 2004. The settlement was also verbally approved by the bankruptcy court in the CornerStone proceeding on November 4, 2004 and we expect that a written order consistent with such oral ruling will be entered by the court in the near future. During the third quarter of 2004, we recorded a loss of $19.5 million based on the proposed settlement. Upon approval of the settlement in CornerStone’s bankruptcy proceedings, CornerStone will receive a pro rata share of our newly issued common stock in satisfaction of its allowed claim. While we recorded a loss of $19.5 million during the third quarter of 2004, this allowed claim will have no cash impact to NorthWestern. As a Class 9 claim it diluted the distribution to other general unsecured creditors, therefore we recognized a gain upon emergence from bankruptcy of an additional $19.5 million.

We are also attempting to sell our interest in Montana Megawatts I, LLC, or MMI, our indirect wholly-owned subsidiary that owns the Montana First Megawatts generation project. In an effort to facilitate the sale of the Montana First Megawatts project and its ultimate development at its current location in Great Falls, Montana, we filed the power sales agreement with the FERC on August 18, 2003, requesting that the FERC accept for filing the cost-based power sales agreement between MMI and its affiliate, NorthWestern Energy. A late motion to intervene and protest was filed by the MPSC and the MCC. On October 17, 2003, the FERC issued an order conditionally accepting the power sales agreement, subject to suspension for a designated period, to permit resolution of certain concerns voiced by the MPSC and MCC in their filing. On July 20, 2004 we entered into a Settlement Term Sheet with the MCC and MMI, modifying certain economic terms contained in the cost-based power sales agreement conditionally approved by the FERC on October 17, 2003. MMI will file an Offer of Settlement with the FERC, based upon the Settlement Term Sheet, provided that MMI’s bid is selected. MMI, in turn, would file a revised power sales agreement with the FERC and MPSC. On July 18, 2004, we entered into a nonbinding letter of intent to sell MMI to a nonaffiliated third party. For various reasons, the parties agreed to terminate the letter of intent. We continue to be in active discussion regarding the sale of the project with various interested parties. However, we cannot guarantee approval by the MPSC of a revised power sales agreement, that the project at the Great Falls location will ever be completed, or that the project will be sold to a buyer in the foreseeable future.

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

Qualifying Facilities Liability

Certain Qualifying Facilities (QFs), require us to purchase minimum amounts of energy at prices ranging from $65 to $138 per megawatt hour through 2029. As of September 30, 2004, our gross contractual obligation related to the QFs is approximately $1.8 billion through 2029. A portion of the costs incurred to purchase this energy is recoverable though rates authorized by the MPSC, totaling approximately $1.4 billion though 2029. In computing the liability, we have had to make various estimates in relation to contract costs, capacity utilization, discount rates and recoverable amounts. Actual utilization and regulatory changes may significantly impact our results of operations. In light of the executory nature of the QF power sales agreements and certain out-of-market pricing and escalation terms, we are continuing to evaluate our options with respect to continued purchases under these contracts. We presently are negotiating potential amendments to certain QF contracts, which we expect will reduce our gross contractual obligation thereunder, although no assurances can be given.

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

Regulatory Assets and Liabilities

Our regulated operations are subject to the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. Our regulatory assets are the probable future revenues associated with certain costs to be recovered from customers through the ratemaking process, including our estimate of amounts recoverable for natural gas and default electric supply purchases. Regulatory liabilities are the probable future reductions in revenues associated with amounts to be credited to customers through the ratemaking process. If any part of our operations become no longer subject to the provisions of SFAS No. 71, then the probable future recovery of or reduction in revenue with respect to the related regulatory assets and liabilities would need to be evaluated. In addition, we would need to determine if there was any impairment to the carrying costs of deregulated plant and inventory assets.

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

Income Taxes

Our proposed plan of reorganization contemplates a significant reduction of our outstanding indebtedness and, as a result, we expect to realize approximately $567 million of cancellation of indebtedness (COD) income. For tax purposes, we are not required to include any COD income in our taxable income when we emerge, however we will be required to reduce certain tax attributes up to the amount of COD income. As a general rule, tax attributes are reduced in the following order: (a) net operating losses (NOLs), (b) most tax credits, (c) capital loss carryovers, (d) tax basis in assets, and (e) foreign tax credits. Under a certain tax code election, we anticipate reducing a combination of attributes, consisting of tax basis in depreciable assets and NOLs. While we have made assumptions in our plan of reorganization related to the reduction of these attributes, the ultimate amounts of each reduction will not be determined until after we emerge from bankruptcy. Changes in our assumptions related to these attribute reductions could materially impact the tax basis of our depreciable assets and the amount of NOLs available to utilize against future income. Additionally, under our proposed plan of reorganization, there will be an “ownership change” as defined under Internal Revenue Code Section 382 in connection with our emergence from bankruptcy, which provides an annual limit on the ability to utilize our NOLs. Based on this limitation and our current assumptions, we estimate our NOLs will be utilized.

RESULTS OF OPERATIONS

Three-Month and Nine-Month Periods Ended September 30, 2004, Compared to the Three-Month and Nine-Month Periods Ended September 30, 2003.

Overall Consolidated Results

The following is a summary of our consolidated results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003. Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments. This discussion is followed by a more detailed discussion of operating results by segment.

Consolidated revenues in the third quarter of 2004 were $248.9 million, an increase of $14.4 million, or 6.1% from results in the third quarter of 2003. This increase was primarily due to an $11.3 million increase in our regulated gas revenues and an $8.5 million increase in our nonregulated gas revenues, offset by a decrease in electric revenues of $5.2 million. Consolidated revenues for the nine months ended September 30, 2004 were $818.5 million, an increase of $61.3 million, or 8.1%, over the same period in 2003. This increase was primarily due to a $45.8 million increase in our regulated gas revenues and a $21.9 million increase in our nonregulated gas revenues, offset by a decrease in electric revenues of $8.0 million.

Consolidated cost of sales was $136.2 million in the third quarter of 2004, an increase of $15.1 million, or 12.4% from results in the third quarter of 2003. This increase was primarily due to increased gas retail costs of $10.3 million, an increase in nonregulated gas costs of $7.6 million and increased gas volumes of approximately $2.7 million, offset by a decrease in electric costs of $5.2 million. Consolidated cost of sales for the nine months ended September 30, 2004 was $469.7 million, an increase of $64.2 million, or 15.8%, over the same period in 2003. This increase was primarily due to increased retail gas costs of $31.2 million; an increase in nonregulated gas costs of $23.4 million from higher sales volumes, and higher market prices for gas of approximately $17.5 million. Offsetting these increases was a decreased write-off due to the MPSC’s disallowance  of certain gas supply costs of $4.3 million and a decrease in electric costs of approximately $3.4 million.

Consolidated gross margin in the third quarter of 2004 was $112.8 million, as compared to $113.5 million in the third quarter of 2003. Margins as a percentage of revenues decreased to 44.1% for 2004, from 48.4% for 2003. Gross margin as a percentage of revenue is primarily impacted by the fluctuations that occur in power supply costs, which are collected in rates from customers. While these fluctuations impact gross margin as a percentage of revenue, they have no actual impact on gross margin amounts as they are directly passed through to customers. For the nine months ended September 30, 2004, consolidated gross margin was $348.8 million, as compared to $351.6 million for the same period in 2003. Margins as a percentage of revenues decreased to 42.1% for the nine months ended September 30, 2004, from 46.4% for the same period in 2003.

Consolidated operating, general and administrative expenses in the third quarter of 2004 were $70.2 million as compared to $77.8 million in the third quarter of 2003. Since filing for bankruptcy on September 14, 2003, we present reorganization professional fees and expenses separately from operating, general and administrative expenses on the income statement. While all reorganization related expenses during the third quarter of 2004 are presented separately on the income statement, there was approximately $6.1 million for legal and other professional fees included in operating, general and administrative expenses in the third quarter of 2003 due to our efforts to restructure the company prior to filing for bankruptcy.   For the nine months ended September 30, 2004 consolidated operating, general and administrative expenses were $215.2 million, as compared to $224.4 million in 2003. The decrease in 2004 is primarily related to the separate classification of reorganization professional fees on the income statement, as discussed above.

Impairment on assets held for sale of $12.4 million for the nine months ended September 30, 2003 consisted of an impairment charge related to decline in the estimated realizable value of our Montana First Megawatts generation project.

Consolidated reorganization items of $19.0 million in the third quarter of 2004 consist of gains and losses on settlement of claims. During the third quarter of 2004 , we recorded a loss of $19.5 million based on a proposed settlement with CornerStone, offset by approximately $0.5 million of gains on claims settlements. Upon approval of the settlement in CornerStone’s bankruptcy proceedings, CornerStone will receive a pro rata share of our newly issued common stock in satisfaction of their allowed claim. While we recorded a loss of $19.5 million during the third quarter of 2004, this allowed claim will have no cash impact to NorthWestern. This claim diluted the distribution to other general unsecured creditors, accordingly it will increase our gain recognized upon emergence from bankruptcy by an additional $19.5 million.

Consolidated reorganization professional fees and expenses in the third quarter of 2004 were $10.5 million as compared to $0.2 million in the third quarter of 2003. Consolidated reorganization professional fees and expenses for the nine months ended September 30, 2004 were $25.1 million as compared to $0.2 million in the third quarter of 2003. These are professional fees and expenses directly related to our Chapter 11 proceedings and as discussed above have been presented separately from operating, general and administrative expenses on the income statement since filing for bankruptcy.

Consolidated operating losses in the third quarter of 2004 were $5.2 million, as compared to income of $17.5 million in the same period in 2003. This change was primarily due to the CornerStone settlement as noted above. For the nine months ended September 30, 2004 consolidated operating income was $34.8 million, a decrease of $27.0 million, or 43.6%, from the same period in 2003. This decrease is due to the CornerStone settlement and reorganization professional fees and expenses discussed above, offset by the inclusion in our 2003 results of a $12.4 million impairment charge.

Consolidated interest expense in the third quarter of 2004 was $21.6 million, a decrease of $23.3 million, or 51.9%. For the nine months ended September 30, 2004 interest expense was $65.5 million, a decrease of $60.6 million, or 48.0%, from the same period in 2003. These decreases are attributable to our cessation of recording of interest expense on our unsecured debt due to our bankruptcy filing.

Consolidated losses on common stock in the third quarter of 2004 were $29.6 million, as compared to losses of $52.7 million in the third quarter of 2003. This improvement is primarily related to the items discussed above and improved results from our discontinued operations of $18.7 million. Consolidated losses on common stock were $17.4 million for the nine months ended September 30, 2004, as compared to $100.6 million for the same period in 2003. This improvement is primarily related to the items discussed above. In addition, results from discontinued operations improved by $29.9 million and our minority interests on preferred securities of subsidiary trusts decreased $14.9 million due to our bankruptcy filing.

Electric Segment Operations

Revenues in the third quarter of 2004 were $178.2 million, a decrease of $5.2 million, or 2.8%, from results in the third quarter of 2003. Our regulated revenues are affected by three primary components; average market rates, sales volume and sales of excess purchased power in the secondary market. Regulated revenues decreased $8.8 million during the third quarter of 2004 as compared to 2003 primarily due to a $4.1 million decrease in sales of excess purchased power in the secondary market, a $2.5 million decrease in average rates and a $2.3 million decrease in sales volumes to our core customers. As the purchased power costs and sales in the secondary market are also reflected in cost of sales, there is no gross margin impact. This decrease was partially offset by an increase of $3.2 million in wholesale revenues due primarily to higher wholesale pricing. Revenues for the nine months ended September 30, 2004 were $504.9 million as compared to $512.9 million for the same period in 2003. Regulated revenues decreased $7.3 million primarily due to a $16.9 million decrease in sales of excess purchased power in the secondary market and a $4.1 million decrease in average rates. These decreases were partially offset by a $13.6 million increase in sales volumes to our core customers.

Cost of sales in the third quarter of 2004 were $83.6 million, a decrease of $5.2 million, or 5.8%, from results in the third quarter of 2003, primarily for the reasons discussed above. For the nine months ended September 30, 2004, costs of sales were $238.6 million, a decrease of $3.4 million, or 1.4%, from 2003. This decrease was due to the reasons discussed above offset primarily by increases in out of market costs of approximately $5.2 million associated with our QF contracts. Out of market costs associated with our QF contracts can differ substantially from year to year depending on the actual output of these facilities.

Gross margin in the third quarter of 2004 was $94.6 million and remained flat with the third quarter of 2003. A decrease in retail margin was offset by an increase in wholesale margin. Margins as a percentage of revenues decreased to 51.1% for 2004, from 51.6% for 2003. Gross margin as a percentage of revenue is impacted by the fluctuations that occur in power supply costs, which are collected in rates from customers. While these fluctuations impact gross margin as a percentage of revenue, they have no actual impact on gross margin amounts. For the nine months ended September 30, 2004, margins of $266.2 million were $4.6 million, or 1.7%, lower from results in the first nine months of 2003. This decrease was primarily attributable to increases in out of market costs associated with our qualifying facilities contracts as discussed above, while a retail margin decrease was more than offset by a wholesale margin increase. Margins as a percentage of revenues decreased to 51.7% for 2004, from 52.8% in 2003.

Operating, general and administrative expenses for the third quarter of 2004 were $52.5 million, an increase of $6.6 million, or 14.5%, over results in the third quarter of 2003. This increase was primarily due to a $1.0 million increase in  insurance costs, $1.5 million in higher property taxes and an increased allocation of corporate expenses from the all other segment to electric operating expenses. Depreciation was $14.2 million for the third quarter of 2004, an increase of $0.3 million over 2003. Operating, general and administrative expenses for the nine months ended September 30, 2004 were $156.7 million, an increase of $18.2 million, or 13.1%, over results in the first nine months of 2003. This increase was primarily due to a $4.5 million increase in insurance (primarily directors and officers liability) costs, $4.2 million in higher property taxes, $0.7 million in higher contractor costs due to strike contingency planning and an increased allocation of corporate expenses from the all other segment to electric operating expenses. Depreciation was $42.5 million for 2004, an increase of $1.6 million over 2003.

Operating income in the third quarter of 2004 was $28.0 million, a decrease of $7.0 million, or 20.0%, from the third quarter of 2003. This decrease was primarily due to the increased operating, general and administrative expenses. For the nine months ended September 30, 2004, operating income was $67.0 million, a decrease of $24.4 million, or 26.7%, from the same period in 2003. This decrease was primarily due to increased operating, general and administrative expenses, and out of market costs associated with our QF contracts.

Interest expense in the third quarter of 2004 for the electric and gas segments combined was $20.3 million, a decrease of $4.9 million or 19.6% from the third quarter of 2003. Interest expense for the nine months ended September 30, 2004 for the electric and gas segments combined was $60.8 million, a decrease of $14.5 million or 19.2% from the first nine months of 2003. These decreases were attributable to our cessation of recording interest expense on unsecured debt due to our bankruptcy filing.

Natural Gas Segment Operations

Revenues in the third quarter of 2004 were $69.0 million, an increase of $20.3 million, or 41.8%, from results in the third quarter of 2003. Our regulated revenues are affected by three primary components; average market rates, sales volume and sales of surplus gas in the secondary market. Regulated revenues increased $11.3 million during the third quarter of 2004 as compared to 2003 primarily due to an $8.7 million increase in sales of surplus gas and a $2.7 million increase in sales volumes to our core customers. As the energy supply costs and sales of surplus gas are also reflected in cost of sales, there is no gross margin impact. In addition, nonregulated revenues increased approximately $8.5 million, primarily due to a 59.4% increase in sales volume largely from the addition of ethanol plant customers. Revenues for the nine months ended September 30, 2004 of $307.3 million were $70.2 million, or 29.6%, higher from results in the same period of 2003. Regulated revenues increased $45.8 million primarily due to a $28.4 million increase in sales of surplus gas, a $15.1 million increase in average rates and a $2.4 million increase in sales volumes to our core customers. As the energy supply costs and sales of surplus gas are also reflected in cost of sales, there is no gross margin impact. Nonregulated revenues increased approximately $21.9 million primarily due to a 51.1% increase in sales volume largely from the addition of ethanol plant customers

Cost of sales in the third quarter of 2004 was $52.1 million, an increase of $20.5 million, or 64.6%, from results in the third quarter of 2003. Retail costs increased $10.3 million primarily due to an $8.7 million increase in sales of surplus gas and a $1.6 million loss on a gas supply contract. In addition, gas supply costs increased $2.7 million due to increased sales volumes and nonregulated costs increased $7.6 million primarily due to the higher sales volume discussed above. For the nine months ended September 30, 2004, costs of $229.5 million were $68.0 million, or 42.2%, higher than results in the first nine months of 2003. Retail costs increased primarily due to a $28.4 million increase in sales of surplus gas and a $2.8 million loss on a gas supply contract. In addition, gas supply costs increased $17.5 million, while the write-off due to the MPSC’s disallowance of certain gas supply costs decreased $4.3 million. Our nonregulated costs increased $23.4 million due to higher sales volume discussed above.

Gross margin in the third quarter of 2004 was $16.9 million and remained flat with the third quarter of 2003. Margins as a percentage of revenues decreased to 24.4% for 2004 from 34.9% for 2003. Gross margin as a percentage of revenue is impacted by the fluctuations that occur in retail costs, which are collected from customers through rates. Additionally, as nonregulated revenues increase, gross margin as a percentage of revenues will generally decrease. For the nine months ended September 30, 2004, margins of $77.8 million were $2.2 million, or 2.9%,  higher over 2003. This increase was primarily due to lower gas cost disallowances in 2004 as compared to 2003. Margins as a percentage of revenues decreased to 25.3% for 2004 from 31.9% for 2003. Gross margin as a percentage of revenue is impacted by the fluctuations that occur in retail costs, which are collected from customers through rates. As noted above, as nonregulated revenues increase gross margin as a percentage of revenues will generally decrease.

Operating, general and administrative expenses for the third quarter of 2004 were $15.5 million, an increase of $1.3 million, or 9.5%, over 2003 results. This increase was primarily due to a $0.6 million increase in insurance costs, $0.5 million in higher property taxes and an increased allocation of corporate costs from the all other segment to natural gas operating expenses. Depreciation was $3.7 million for 2004, which increased slightly over 2003.  Operating, general and administrative expenses for the nine months ended September 30, 2004 were $50.9 million, an increase of $7.2 million, or 16.5%, over 2003 results. This increase was primarily due to a $2.6 million increase in liability insurance (primarily directors and officers liability costs), $1.7 million in higher property taxes, $0.4 million in higher contractor costs due to strike contingency planning, and an increased allocation of corporate expenses from the all other segment to natural gas operating expenses. Depreciation was $11.0 million for 2004, an increase of $0.4 million over 2003.

Operating losses in the third quarter of 2004 were $2.3 million, a decrease of $1.5 million, from the same period in 2003. This decrease primarily resulted from higher operating, general and administrative expenses. For the nine months ended September 30, 2004, operating income was $16.0 million, a decrease of $5.4 million, or 25.2%, from 2003. This decrease primarily resulted from the higher operating, general and administrative expenses partially offset by the decrease in the write-off of gas supply costs discussed above.

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

Operating, general and administrative expenses for the third quarter of 2004 were $2.2 million as compared to $17.9 million in the third quarter of 2003. Since filing for bankruptcy on September 14, 2003, we present reorganization professional fees and expenses separately from operating, general and administrative expenses on the income statement. While all reorganization related expenses during the third quarter of 2004 are presented separately on the income statement, there was approximately $6.1 million for legal and other professional fees included in operating, general and administrative expenses in the third quarter of 2003 due to our efforts to restructure the company prior to filing for bankruptcy. The remaining decrease of $9.6 million was primarily due to a change in allocation of corporate costs from the all other segment to the electric and gas segments. Operating, general and administrative expenses for the nine months ended September 30, 2004 were $7.6 million as compared to $42.2 million for the same period in 2003. The decrease in 2004 is primarily related to the separate classification of reorganization professional fees on the income statement and the change in allocation of corporate costs as discussed above.

Reorganization items and reorganization professional fees and expenses were discussed previously under “Overall Consolidated Results.”

Losses from continuing operations were $29.5 million in the third quarter of 2004, as compared to losses of $37.4 million in the third quarter of 2003. In addition to the items discussed above, effective with our bankruptcy filing, we ceased recording interest expense on unsecured debt, which contributed $18.4 million to this improvement. These improvements were partially offset by a $3.3 million gain on debt extinguishment related to the sale of One Call Locators, Ltd., recorded in the third quarter of 2003, and a

$2.1 million reduction to the benefit for income taxes. For the nine months ended September 30, 2004 losses from continuing operations were $43.5 million, as compared to $88.8 million in the third quarter of 2003. Effective with our bankruptcy filing, we ceased recording interest expense on unsecured debt, which contributed $46.1 million to this improvement. In addition, our 2003 results includes impairment charges of $12.4 million related to our assets held for sale and $9.1 million related to a write-down of our note receivable from CornerStone included in investment income and other. These improvements were partially offset by the inclusion in 2003 results of a $3.3 million gain on debt extinguishment discussed above, and a $9.1 million reduction to the benefit for income taxes.

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

In order to wind-down its affairs in an orderly manner, Netexit and its subsidiaries filed for bankruptcy protection on May 4, 2004. On June 30, 2004, Netexit filed schedules and statements of financial affairs with the Bankruptcy Court, setting forth, among other things, the assets and liabilities of Netexit. The schedules, which were prepared by NorthWestern management and are unaudited, list total assets of approximately $67.6 million (primarily cash and short-term investments) and total liabilities of approximately $237.9 million as of May 4, 2004, of which approximately $237.7 million (including contractual interest of $13.7 million) of the total liabilities represents intercompany obligations by Netexit to NorthWestern. While we anticipate receiving cash proceeds in excess of $40 million from the wind-down of Netexit, the amount of the claims to be filed against Netexit by creditors could be significantly different than the amount of the liabilities that have been recorded. Netexit will incur significant additional expenses related to the bankruptcy filing and may incur losses related to the resolution of open claims. Netexit has not yet proposed a plan of reorganization, but anticipates doing so during the second quarter of 2005. Pending the resolution of open claims to Netexit creditors, the proceeds from the sale remain at Netexit and distributions to NorthWestern will be delayed until the Netexit bankruptcy proceedings are resolved. Our ability to emerge from Chapter 11 protection is not linked to resolution of the Netexit bankruptcy proceedings.

Summary financial information for the discontinued Netexit operations is as follows (in thousands):

	Three Months Ended September 30,
	2004	2003
Revenues	$—	$163,054
Loss before income taxes	$(1,441)	$(7,264)
Estimated loss on disposal	—	(30,000)
Income tax provision	—	(1,381)
Loss from discontinued operations, net of income taxes	$(1,441)	$(38,645)

	Nine Months Ended September 30,
	2004	2003
Revenues	$—	$491,721
Income (loss) before income taxes	$(966)	$7,091
Gain (loss) on disposal	11,500	(30,000)
Income tax provision	—	(1,634)
Income (loss) from discontinued operations, net of income taxes	$10,534	$(24,543)

Netexit’s income before income taxes for the nine months ended September 30, 2003, includes a gain on debt extinguishment of $27.3 million.

Discontinued HVAC Segment Operations

As of September 30, 2004, Blue Dot had two remaining businesses. As of November 1, 2004 one of these businesses was sold. Cash proceeds from business sales remain at Blue Dot. We anticipate receiving in excess of $12 million in cash from Blue Dot on or before the liquidation of the operations; provided, however, this assumes satisfactory resolutions to remaining stock obligations, potential or pending litigation, insurance and bonding reserves, and no new material additional claims or litigation. Furthermore, it assumes that the remaining businesses realize their projected results of operations and cash proceeds and that notes receivable from various buyers of sold locations are collectible.

Summary financial information for the discontinued Blue Dot operations is as follows (in thousands):

	Three Months Ended September 30,
	2004	2003
Revenues	$4,275	$112,186
Income (Loss) before income taxes	$(602)	$3,153
Gain (Loss) on disposal	(2,374)	12,921
Income tax provision	—	(441)
Income (Loss) from discontinued operations, net of income taxes	$(2,976)	$15,633

	Nine Months Ended September 30,
	2004	2003
Revenues	$26,940	$338,427
Income (Loss) before income taxes	$(4,293)	$3,500
Gain on disposal	3,810	11,208
Income tax provision	—	(1,032)
Income (Loss) from discontinued operations, net of income taxes	$(483)	$13,676

LIQUIDITY AND CAPITAL RESOURCES

On November 1, 2004, we entered into a new $225 million credit facility. The credit facility consists of a $125 million, five-year revolving tranche and a $100 million, seven-year term tranche. The revolving tranche replaced our DIP Facility and is available to us for general corporate purposes and for the issuance of letters of credit. Concurrently with the establishment of the new credit facility, we issued $225 million of our 5.875% senior secured notes due November 1, 2014. Borrowings under the term portion of the new credit facility, together with the net proceeds of the notes offering and available cash, were used to repay our senior secured term loan facility.

Cash Flow and Cash Position

As of September 30, 2004, cash and cash equivalents were $111.2 million, compared to $15.2 million at December 31, 2003.

Cash provided by continuing operations during the nine months ended September 30, 2004 totaled $160.1 million compared to cash used in continuing operations of $103.3 million during the nine months ended September 30, 2003. This increase was substantially due to significant improvements in working capital and a reduced net loss, primarily due to the suspension of interest payments on our unsecured debt during our reorganization. During 2004, cash provided by operations was composed primarily of net loss of $17.4 million adjusted for non-cash items of $71.7 million, changes in operating assets and liabilities of $79.1 million and changes in regulatory assets and liabilities of $19.0 million. This compares to a cash use in 2003 consisting primarily of a net loss of $85.7 million adjusted for non-cash items of $110.5 million offset by cash used due to changes in operating assets and liabilities of $55.4 million and changes in regulatory assets and liabilities of $12.6 million. Cash flows from operations had deteriorated significantly during 2003 prior to filing for bankruptcy, primarily due to our deteriorating financial condition, reduced vendor credit terms (including requirement of deposits), increased legal and professional fees and increased interest expense.

Cash used in investing activities totaled $54.0 million during the nine months ended September 30, 2004 compared to cash provided by investing activities of $26.4 million during the nine months ended September 30, 2003. Cash used during 2004 was almost entirely due to property, plant and equipment additions. Cash provided during 2003 was primarily due to proceeds from investment sales offset by property, plant and equipment additions and investment purchases.

Cash used in financing activities totaled $10.0 million during the nine months ended September 30, 2004 compared to cash provided by financing activities of $79.8 million during the nine months ended September 30, 2003. Cash used during 2004 was to make scheduled principal payments on secured long-term debt. During the first quarter of 2003, we received $390.0 million under a senior secured term loan, net of $24.9 million in financing costs, which was used to repay $255.0 million on our line of credit facility.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commercial commitments that represent prospective requirements in addition to expense. The following table shows our contractual cash obligations and commercial commitments as of September 30, 2004, without regard to the reclassification of long-term debt to current and without regard for subsequent refinancing transactions. See our Annual Report on Form 10-K for the year ended December 31, 2003 for additional discussion.

	Total	2004	2005	2006	2007	2008	Thereafter
	(in thousands)
Debt Not Subject to Compromise:
Senior Secured Term Loan	$383,175	$975	$3,900	$378,300	$—	$—	$—
South Dakota Mortgage Bonds, 7.00% and 7.10%	115,000	—	60,000	—	—	—	55,000
South Dakota Pollution Control Obligations, 5.85% and 5.90%	21,350	—	—	—	—	—	21,350
Montana First Mortgage Bonds, 7.00%, 7.30%, 8.25% and 8.95%	157,197	—	5,386	150,000	365	—	1,446
Discount on Montana First Mortgage Bonds	(2,518)	—	—	—	—	—	(2,518)
Montana Pollution Control Obligations, 6.125% and 5.90%	170,205	—	—	—	—	—	170,205
Montana Secured Medium Term Notes, 7.25%	13,000	—	—	—	—	13,000	—
Montana Natural Gas Transition Bonds, 6.20%	42,450	—	4,744	4,712	5,248	5,391	22,355
Capital leases(1)	9,854	826	2,146	1,798	1,194	738	3,152
Total Debt Not Subject to Compromise	909,713	1,801	76,176	534,810	6,807	19,129	270,990
Debt Subject to Compromise(2):
Senior Unsecured Notes, 7.875% and 8.75%	720,000	—	—	—	250,000	—	470,000
Senior Unsecured Debt, 6.95%	105,000	—	—	—	—	—	105,000
Montana Unsecured Medium Term Notes, 7.07%, 7.96% and 7.875%	40,000	—	—	15,000	—	—	25,000
Discount on Montana Unsecured Medium Term Notes	(886)	—	—	—	—	—	(886)
Total Debt Subject to Compromise	864,114	—	—	15,000	250,000	—	599,114
Total Mandatorily Redeemable Preferred Securities of Subsidiary Trusts(2)	365,550	—	—	—	—	—	365,550
Future minimum operating lease payments	210,848	16,338	32,894	32,587	32,298	32,279	64,452
Estimated Pension and Other Postretirement Obligations(3)	102,000	2,000	25,000	25,000	25,000	25,000	N/A
Qualifying Facilities (QFs)(4)	1,778,423	13,706	56,579	58,468	60,634	62,931	1,526,105
Commodity Purchase Contracts(5)	1,232,877	94,329	314,389	217,480	151,316	95,081	360,282
Interest payments on existing secured debt	393,247	15,360	58,613	52,557	18,646	17,418	230,653
Total Commitments	$5,856,772	$143,534	$563,651	$935,902	$544,701	$251,838	$3,417,146

(1)             The capital lease obligations are principally used to finance equipment purchases.

(2)             As part of our plan of reorganization, all of our debt subject to compromise and our mandatorily redeemable preferred securities of subsidiary trusts were exchanged for equity in NorthWestern. Accordingly, contractual interest payments on unsecured debt are not presented.

(3)             We have only estimated cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter.

(4)             The QFs require us to purchase minimum amounts of energy at prices ranging from $65 to $138 per megawatt hour through 2029. Our estimated gross contractual obligation related to the QFs is approximately $1.8 billion. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $1.4 billion. The obligation and payments reflected on this schedule represent the estimated gross contractual obligation as of September 30, 2004. We presently are negotiating potential amendments to certain QF contracts, which we expect will reduce our gross contractual obligation thereunder, although no assurances can be given.

(5)             We have entered into various purchase commitments, largely purchased power, coal and natural gas supply, electric generation construction and natural gas transportation contracts. These commitments range from one to 30 years.

Performance Bonds and Letters of Credit

We have various letter of credit requirements and other collateral obligations of approximately $15.1 million and $16.4 million as of September 30, 2004 and December 31, 2003, respectively.

Blue Dot and Netexit had previously obtained various license, bid and performance bonds to secure the performance of contracts and the adequate provision of services. The total amount of these outstanding surety bonds is approximately $21.5 million and $59.5 million as of September 30, 2004 and December 31, 2003. Due to the completion of work and as a result of the sale of these subsidiaries’ businesses, we estimate the amount of the underlying obligations that such bonds secure is $3.5 million as of September 30, 2004 and December 31, 2003.

The surety bonds obtained by Blue Dot and Netexit are supported by indemnity agreements that we entered into for the benefit of these subsidiaries and are secured by various letters of credit obtained by Blue Dot, Netexit, or us. Approximately $4.0 million and $10 million of these letters of credit and other collateral obligations as of September 30, 2004 and December 31, 2003, respectively, serve to support performance bonds primarily related to Blue Dot and Netexit. In addition, included in other assets at September 30, 2004 are $9.1 million of deposits that support performance bonds related to Blue Dot and Netexit.

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

Bankruptcy-Related Risks

Parties objecting to confirmation of our plan of reorganization may appeal the order confirming our plan of reorganization.

On October 22, 2004 Magten filed a motion with the Bankruptcy Court seeking a stay of the confirmation order pending resolution of their appeal of such order, which notice of appeal was filed on October 25, 2004. On October 25, 2004 the Bankruptcy Court denied Magten’s motion for a stay. Thereafter, Magten requested that the United States District Court for the District of Delaware impose a stay of the effectiveness of the confirmation order pending resolution of Magten’s appeal. On October 29, 2004 the Delaware District Court denied Magten’s motion for a stay. Although we will vigorously defend against the appeal, we cannot currently predict the impact or resolution of Magten’s appeal of the confirmation order.

Our Chapter 11 proceedings and subsequent emergence may result in a negative public perception of us that may adversely affect our relationships with customers and suppliers, as well as our business, results of operations and financial condition.

Despite the fact that we have successfully consummated our plan of reorganization and executed our exit financing on November 1, 2004, our Chapter 11 proceedings have negatively impacted us and our future prospects are uncertain. The uncertainty regarding our future prospects may hinder our ongoing business activities and ability to operate, fund and execute our business plan by: (i) impairing relations with existing and potential customers; (ii) negatively impacting our ability to attract, retain and compensate key executives and associates and to retain employees generally; (iii) limiting our ability to obtain trade credit; and (iv) impairing present and future relationships with vendors and service providers.

We have incurred, and expect to continue to incur, significant costs associated with the Chapter 11 proceedings, which may adversely affect our results of operations and cash flows.

We have incurred and will continue to incur significant costs associated with the Chapter 11 proceedings. The amount of these costs, which are being expensed as incurred, are expected to have a significant adverse effect on our results of operations and cash flows. Although our plan of reorganization has been successfully consummated and we have emerged from bankruptcy, we expect to continue to incur significant costs in connection with the consummation of our plan of reorganization. These expenses are also expected to have an adverse effect on our results of operations and cash flows.

We will be subject to claims made after the date that we filed for bankruptcy and other claims that were not discharged in the bankruptcy proceeding, which could have a material adverse effect on our results of operations and profitability.

Although most claims made against us prior to the date of the bankruptcy filing were satisfied and discharged in accordance with the terms of our plan of reorganization or in connection with settlement agreements that were approved by the Bankruptcy Court prior to consummation of our plan of reorganization, certain claims that were not discharged or settled may have a material adverse effect on our results of operations and profitability. In addition, claims arising after the date of our bankruptcy filing which were not otherwise discharged pursuant to Section 1141 of the Bankruptcy Code may not be discharged in the bankruptcy proceeding.

Claims made against us prior to the date of the bankruptcy filing might not be discharged if the claimant had no notice of the bankruptcy filing. In addition, in other bankruptcy cases, states have challenged whether their claims could be discharged in a federal bankruptcy proceeding if they never made an appearance in the case. This issue has not been finally settled by the U.S. Supreme Court.

Upon consummation of our plan of reorganization, we established a reserve of approximately 4.4 million shares of common stock from the shares allocated to holders of our trade vendor claims in excess of $20,000 and holders of senior unsecured notes. The shares held in this reserve may be used to resolve various outstanding litigation, such as the QUIPs Litigation, certain litigation with PPL Montana and other unliquidated litigation claims, as these claims were not discharged upon consummation of our plan of reorganization. If we are not able to settle these pending litigations and the plaintiffs in such cases receive a judgment in their favor, then such plaintiffs would receive the consideration to which they would have been entitled if their claim had been an allowed unsecured claim under our plan of reorganization.

Certain of our prepetition creditors  received NorthWestern common stock pursuant to our plan of reorganization and have the ability to influence certain aspects of our business operations.

Under our plan of reorganization, holders of certain claims received distributions of shares of our common stock. Harbert Management Corporation, which we refer to as Harbert Management, is affiliated with funds which, based on the most recent information made available to us, collectively received at least 10% of our new common stock. Harbert Management could acquire additional claims or shares, or divest claims or shares in the future. Our prepetition senior unsecured noteholders, trade vendors with claims in excess of $20,000 and holders of the TOPrS and QUIPs received, collectively, 100% of our new common stock. Other than Harbert Management, however, we are not aware of any other entity that owns or controls 10% or more of our common stock distributed upon emergence pursuant to our plan of reorganization.

If any holders of a significant number of the shares of our common stock were to act as a group, such holders could be in a position to control the outcome of actions requiring stockholder approval, such as an amendment to our certificate of incorporation, the authorization of additional shares of capital stock, and any merger, consolidation, or sale of all or substantially all of our assets, and could prevent or cause a change of control of NorthWestern.

Risks Relating to Our Business

We are one of several defendants in the McGreevey litigation, a class action lawsuit brought in connection with the sale of generating and energy-related assets by The Montana Power Company. If we do not successfully resolve this lawsuit, the insurance coverage does not pay for any damages we are found liable for, or our indemnification claims against TouchAmerica Holdings, Inc. cannot be enforced and reimbursed, then our business will be harmed and there will be a material adverse impact on our financial condition.

We are one of several defendants in a class action lawsuit entitled McGreevey, et al. v. The Montana Power Company, et al., now pending in federal court in Montana. The lawsuit, which was filed by the former shareholders of The Montana Power Company (many of whom became shareholders of Touch America Holdings, Inc. as a result of a corporate reorganization of The Montana Power Company), claims that the disposition of various generating and energy-related assets by The Montana Power Company was void because of the failure to obtain shareholder approval for the transactions. Plaintiffs thus seek to reverse those transactions, or receive fair value for their stock as of late 2001, when plaintiffs claim shareholder approval should have been sought. NorthWestern is named as a defendant due to the fact that we purchased the Montana Power, LLC, which the plaintiffs claim is a successor to The Montana Power Company. On November 6, 2003, the Bankruptcy Court approved a stipulation between NorthWestern and the plaintiffs in McGreevey, et al. v. The Montana Power Company, et al. The stipulation provides that litigation, as against NorthWestern, our wholly owned subsidiary Clark Fork, The Montana Power Company, The Montana Power L.L.C. and Jack Haffey, was temporarily stayed for 180 days from the date of the stipulation. Pursuant to the stipulation and after providing notice to NorthWestern, the plaintiffs may move the Bankruptcy Court for termination of the temporary stay. On July 10, 2004, we and the other insureds under the applicable directors and officers liability insurance policies along with the plaintiffs in the McGreevey case, plaintiffs in the In Re Touch America Holdings, Inc. Securities Litigation and the Touch America Creditors Committee reached a tentative settlement as a result of mediation. Among the terms of the tentative settlement, we, Clark Fork and other parties will be released from all claims in this case, the plaintiffs in McGreevey will dismiss their claims against the third party purchasers of the generation assets and non-regulated energy assets of Montana Power Company, including PPL Montana, and a settlement fund in the amount of $67 million (all of which will be contributed by the former Montana Power Company directors and officers liability insurance carriers) will be established. The settlement is subject to the occurrence of several conditions, including approval of the proposed settlement by the Bankruptcy Court in our bankruptcy proceeding and approval of the proposed settlement by the federal District Court for the District of Montana, where the class actions are pending. If the proposed settlement is not consummated, then we intend to vigorously defend against this lawsuit. The Bankruptcy Court has entered an order permitting the plaintiffs in McGreevey to file a fraudulent conveyance action against us if we are not able to consummate the settlement. The Bankruptcy Court has scheduled a hearing on December 6, 2004 to approve the settlement. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

We are a defendant in the QUIPs Litigation, which is related to the transfer of certain assets to NorthWestern from our subsidiary, Clark Fork. Certain current and former officers of Clark Fork are defendants in a lawsuit related to the same transfer of assets. Our business could be harmed and there could be a material adverse impact on our financial condition if we do not successfully resolve the lawsuit.

Certain creditors and parties-in-interest have initiated legal action against us related to the transfer of the assets and liabilities comprising our Montana utility operations from Clark Fork to NorthWestern, and seek the removal of such assets from our estate or the imposition of a constructive trust for the benefit of such creditors. This litigation  could adversely affect our business, results of operations and financial condition and our ability to continue normal operations.

We are the subject of a formal investigation by the SEC relating to the restatement of our 2002 quarterly financial statements and other accounting and financial reporting matters. If the investigation was to result in a regulatory proceeding or action against us, then our business and financial condition could be harmed.

In December 2003, the SEC notified NorthWestern that it had issued a formal order of private investigation and subsequently subpoenaed documents from NorthWestern, NorthWestern Communications Solutions, Expanets and Blue Dot. This development followed the SEC’s requests for information made in connection with the previously disclosed SEC informal inquiry into questions regarding the restatements and other accounting and financial reporting matters. Since December 2003, we have periodically received and continue to receive subpoenas from the SEC requesting documents and testimony from employees regarding these matters. The SEC investigation will continue and any claims alleging violations of federal securities laws made by the SEC were not extinguished pursuant to our plan of reorganization.

In addition, certain of our directors and several employees of NorthWestern and our subsidiary affiliates have been interviewed by representatives of the Federal Bureau of Investigation (FBI) concerning certain of the allegations made in the class action securities and derivative litigation matters. We have not been advised that NorthWestern is the subject of any FBI investigation. We understand that the FBI and the Internal Revenue Service (IRS) have contacted former employees of ours or our subsidiaries. As of the date hereof, we are not aware of any other governmental inquiry or investigation related to these matters.

We are cooperating with the SEC’s investigation and intend to cooperate with the FBI if we are contacted in connection with any investigation. We cannot predict whether or not any other governmental inquiry or investigation will be commenced. We cannot predict when the SEC investigation will be completed or its outcome. If the SEC determines that we have violated federal securities laws and institutes civil enforcement proceedings against us, for which we can provide no assurance, we may face sanctions, including, but not limited to, monetary penalties and injunctive relief and any monetary liability incurred by us may be material to our financial position or results of operations.

If the MPSC disallows the recovery of the costs incurred in entering into default supply portfolio contracts while we are required to act as the “default supplier,” then we may not be able to fully recover the costs incurred in procuring default supply contracts, which could adversely affect our net income and financial condition.

Our electric and natural gas default supply costs are being recovered through an annual cost tracking process pursuant to which rates are based on estimated electricity and natural gas loads and supply costs for the upcoming tracking period and are annually reviewed and adjusted by the MPSC for any differences in the previous tracking year’s estimates to actual information. The MPSC could, in any particular year, disallow the recovery of a portion of the electricity or natural gas default supply costs if it makes a determination that we acted imprudently with respect to the open market purchase strategies or that the approved supply contracts were not prudently administered. A failure to recover such costs could adversely affect our net income and financial condition.

We are subject to extensive governmental regulations, with existing and changed regulations and possible deregulation having the potential to impose significant costs, increase competition and change rates.

Our operations and the operations of our subsidiary entities are subject to extensive federal, state and local laws and regulations concerning taxes, service areas, tariffs, rates, issuances of securities, employment, occupational health and safety, protection of the environment and other matters. In addition, we are required to obtain and comply with a wide variety of licenses, permits and other approvals in order to operate our facilities. In the course of complying with these requirements, we may incur significant costs. If we fail to comply with these requirements, we could be subject to civil or criminal liability and the imposition of liens or fines. In addition, existing regulations may be revised or reinterpreted, new laws, regulations, and interpretations thereof may be adopted or become applicable to us or our facilities and future changes in laws and regulations may have a detrimental effect on our business.

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

Proposals have been introduced in Congress to repeal the Public Utility Holding Company Act of 1935, or PUHCA. To the extent regulatory barriers to entry are eliminated, competitive pressures increase, or the pricing and sale of transmission or distribution services or electricity or fuel assume more characteristics of a commodity business, we could face increased competition adverse to our business. There is no assurance that the introduction of new laws or other future regulatory developments will not have a material adverse effect on our business, results of operations or financial condition. If we cannot comply with all applicable regulations, our business, results of operations, and financial condition could be adversely affected.

If, upon consummation of our plan of reorganization, Harbert Management or any other entity owns 10% or more of our voting securities, such entity would be deemed to be a holding company under PUHCA and we would be deemed a subsidiary of a holding company. If that occurs, unless a 10% holder were able to qualify for an exemption from registration, such 10% holder and we and our subsidiaries would become subject to a comprehensive regulatory scheme imposed by the SEC in order to protect customers, investors and the public interest. Although the SEC does not regulate rates and charges under PUHCA, it does regulate the structure, financing, lines of business and internal transactions of public utility holding companies and their system companies. In order to obtain financing, acquire additional public utility assets or stock, or engage in other significant transactions, we would generally be required to obtain approval from the SEC under PUHCA.

We will not be able to fully recover transition costs, which could adversely affect our net income and financial condition.

Montana law required the MPSC to determine the value of net unmitigable transition costs associated with the transformation of the former utility business of The Montana Power Company from a vertically integrated electric service company to a utility providing only default supply and transmission and distribution services. The MPSC was also obligated to set a competitive transition charge, or CTC, to be included in distribution rates to collect those net transition costs. The majority of these transition costs relate to out-of-market power purchase contracts, which run through 2032, that the former owner of our Montana transmission and distribution business was required to enter into with certain “qualifying facilities” (QF) as established under the Public Utility Regulatory Policies Act of 1978. Based on results of an MPSC order and a FERC determination, we will not be able to fully recover all of the transition costs. As of September 30, 2004, we estimated that we will undercollect approximately $146.6 million on a net present value basis over the remaining terms of the QF power supply contracts. While the CTC is designed to adjust and compensate for future changes in sales volumes or other factors affecting actual cost recoveries, the CTC runs through the year 2029, and therefore, we cannot predict with certainty the actual recovery of transition costs. Changes in the recovery of transition costs could adversely affect our net income and financial condition by increasing the current under collection amount.

We may not be able to continue as a going concern unless we can achieve profitability following consummation of our plan.

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, as noted in the unaudited pro forma financial statements included herein, the implementation of our plan of reorganization could change the amounts reported in the financial statements. Our liquidity generally depends on cash provided by operating activities and access to the new credit facility. Our ability to continue as a going concern and the continued appropriateness of using the going concern basis for our financial statements are dependent upon, among other things, (i) our ability to comply with the covenants of the new credit facility, (ii) our ability to maintain adequate cash on hand, (iii) our ability to continue to generate cash from operations, (iv) our ability to attract, motivate and retain key executives and employees, and (v) our ability to achieve profitability following such consummation.

Our actual fresh-start reporting adjustments may vary significantly from the fresh-start reporting adjustments used to calculate the pro forma financial data that is included in this Quarterly Report on Form 10-Q.

We adopted fresh-start reporting upon the consummation of our plan of reorganization. Under fresh-start reporting, our confirmed enterprise value will be allocated to our assets based on their respective fair values in conformity with the purchase method of accounting for business combinations. Any portion not attributed to specific tangible or identified intangible assets will be an indefinite-lived intangible asset referred to as “reorganization value in excess of value of identifiable assets” and reported as goodwill. Any excess of fair value of assets and liabilities over confirmed enterprise value will be allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the assets except financial assets other than investments accounted for by the equity method, assets to be disposed of by sale, deferred tax assets, prepaid assets relating to pension or other postretirement benefit plans and any other current assets.

We have prepared unaudited pro forma consolidated financial data which give effect to fresh-start reporting adjustments, as reflected in Note 17, “Reorganization Proforma Reporting.” These statements have been prepared by us based on the assumptions described in the footnotes to the pro forma financial information contained in Note 17. However, we will obtain actuarial valuations and reduce certain tax attributes based on our cancellation of indebtedness income as of our emergence date, November 1,2004. As a result, we expect there may be adjustments in carrying values of certain assets and liabilities and such adjustments may be material.

We are subject to risks associated with a changing economic environment that could adversely affect our access to funding for our operations.

Events such as the bankruptcy of several large energy and telecommunications companies have adversely affected the availability and cost of capital for our business. Such economic environment, if sustained, could constrain the capital available to our industry and would adversely affect our access to funding for our operations.

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

The cost of repairing damage to our facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events, in excess of reserves established for such repairs or insurance recoveries, may adversely impact our results of operations, financial condition and cash flows. Generation and transmission facilities, in general, have been identified as potential terrorist targets. The occurrence or risk of occurrence of future terrorist activity may impact our results of operations, financial condition and cash flows in unpredictable ways. These actions could also result in adverse changes in the insurance markets and disruptions of power and fuel markets. The availability of insurance covering risks we and our competitors typically insure against may decrease. In addition, the insurance we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms. In addition, our electric transmission and distribution, electric generation, natural gas distribution and pipeline and gathering facilities could be directly or indirectly harmed by future terrorist activity.

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

Our electric and gas utility business is seasonal and weather patterns can have a material impact on their financial performance. Demand for electricity is often greater in the summer and winter months associated with cooling and heating. Because natural gas is heavily used for residential and commercial heating, the demand for this product depends heavily upon weather patterns throughout our market areas, and a significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Accordingly, our operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer. In the event that we experience unusually mild winters or cool summers in the future, our results of operations and financial condition could be adversely affected. In addition, exceptionally hot summer weather or unusually cold winter weather could add significantly to working capital needs to fund higher than normal power purchases to meet customer demand for electricity and natural gas.

Changes in commodity prices and availability of supply may increase our cost of producing and distributing electricity and distributing natural gas or decrease the amount we receive from selling electricity and natural gas, adversely affecting our financial performance and condition.

Our wholesale costs for electricity and natural gas are recovered through various pass-through mechanisms in each of the states we serve. The rates are established based upon projected market prices or contract obligations. As these variables change, we adjust our rates through our monthly tracker. To the extent our adjusted rate is deemed inappropriate by the applicable state regulatory commission, we could under recover our costs, which would adversely impact our results of operations. While the tracker mechanisms are designed to allow a timely recovery of costs, a rapid increase in commodity costs may create a temporary, material under recovery situation. As a result, we may not be able to immediately pass on to our retail customers rapid increases in our energy supply costs, which could reduce our liquidity.

We do not own any natural gas reserves and do not own electric generation assets to service our Montana operations. As a result, we are required to procure our entire natural gas supply and all of our Montana electricity supply pursuant to contracts with third-party suppliers. In light of this reliance on third-party suppliers, we are exposed to certain risks in the event a third-party supplier is unable to satisfy its contractual obligation. If this occurred, we might be required to purchase gas and electricity supply requirements in the energy markets, which may not be on commercially reasonable terms, if at all. If prices were higher in the energy markets, it could result in a temporary material under recovery that would reduce our liquidity.

Our utility business is subject to extensive environmental regulations and potential environmental liabilities, which could result in significant costs and liabilities.

Our utility business is subject to extensive regulations imposed by federal, state and local government authorities in the ordinary course of operations with regard to the environment, including environmental regulations relating to air and water quality, solid waste disposal and other environmental considerations. We believe that we are in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect our financial position or results of operations. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, and future enforcement proceedings that may be taken by environmental authorities could affect the costs and the manner in which we conduct our business and could cause us to make substantial additional capital expenditures. There is no assurance that we would be able to recover these increased costs from our customers or that our business, financial condition and results of operations would not be materially adversely affected.

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

Environmental laws and regulations require us to incur certain costs, which could be substantial, to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment. Governmental regulations establishing environmental protection standards are continually evolving, and, therefore, the character, scope, cost and availability of the measures we may be required to take to ensure compliance with evolving laws or regulations cannot be predicted. Our range of exposure for environmental remediation obligations is estimated to be $45.3 million to $84.1 million. We had an environmental reserve of $45.3 million at September 30, 2004. This reserve was established in anticipation of future remediation activities at our various environmental sites and does not factor in any exposure to us arising from private tort actions or government claims for damages allegedly associated with specific environmental conditions. These environmental liabilities will continue and any claims with respect to environmental liabilities will not be extinguished pursuant to our plan of reorganization. To the extent that our environmental liabilities are greater than our reserves or we are unsuccessful in recovering anticipated insurance proceeds under the relevant policies, our results of operations and financial condition could be adversely affected.

We have experienced increased interest costs and other adverse consequences as a result of our loss of investment grade credit ratings and expect that our non-investment grade status will continue to adversely affect our cash flows.

Our credit ratings have been downgraded to non-investment grade and could be downgraded further. Our current non-investment grade ratings have increased our borrowing costs, both by increasing the actual interest rates we will be required to pay under the new credit facility and any debt in the capital markets that we are able to issue. In addition, we have been required to either prepay or post significant amounts of collateral in the form of cash and letters of credit to support our operations. In addition, our stated intention to resume the payment of quarterly dividends on our common stock upon demonstrating the financial ability to do so may delay our ability to achieve an investment grade rating for our debt securities. While we are working to resolve many of the concerns cited by the credit rating agencies, we cannot assure you that our credit ratings will improve in the foreseeable future.

We have recently experienced net losses and losses may occur in the future.

We reported a net loss of $17.4 million for the nine months ended September 30, 2004, and have incurred losses in prior periods. Our results of operations will continue to be affected by events and conditions both within and beyond our control, including competition, economic, financial, business and other conditions. Therefore, we cannot assure you that we will not incur net losses in the future.

Our ability to access the capital markets is dependent on our ability to obtain certain regulatory approvals and the covenants contained in our debt instruments.

We may need to continue to support working capital and capital expenditures, and to refinance maturing debt, through external financing. Often, we must obtain federal and certain state regulatory approvals in order to borrow money or to issue securities and therefore will be dependent on the federal and state regulatory authorities to issue favorable orders in a timely manner to permit us to finance our operations. We cannot assure you that these regulatory entities will issue such orders or that such orders will be issued on a timely basis. In addition, our new credit facility and the indenture governing the notes restrict us from incurring additional indebtedness.

If we are unable to successfully sell our noncore assets or wind-down operations of certain subsidiaries, then the amount of proceeds we receive from such sales could be significantly less than anticipated and adversely affect our liquidity.

As part of our efforts to restructure our business, we are attempting to divest our Montana First Megawatts (MMI) generation project in Montana and wind-down operations of Netexit and Blue Dot. If the sales prices for such assets are less than anticipated, or we encounter unexpected liabilities, such as costs relating to the wind-down of operations, including termination of benefit plans and payment of other liabilities, then our liquidity could be adversely affected. Further, we cannot assure you that we will be able to consummate such asset sales or that any asset sales will be at or greater than the current net book value of such assets.

Our subsidiary, Netexit, sold substantially all of its assets to Avaya, Inc. In order to wind-down its affairs in an orderly manner, Netexit and its subsidiaries filed for bankruptcy protection on May 4, 2004. Pending the resolution of open claims to Netexit creditors, the proceeds from the sale remain at Netexit and distributions to NorthWestern will be delayed until the bankruptcy proceedings are resolved. If we encounter unexpected claims or costs relating to its wind-down of operations, our ability to receive any distributions from Netexit and our liquidity could be adversely affected.

As of September 30, 2004, our subsidiary Blue Dot had two remaining businesses. As of November 1, 2004, one of those businesses had been sold. Cash proceeds from business sales remain at Blue Dot. Our ability to realize such proceeds depends upon, among other things, satisfactory resolutions to remaining stock obligations and potential or pending litigation and the amount of insurance and bonding reserves. If we encounter unexpected liabilities or costs relating to the wind-down of operations of Blue Dot, our ability to realize any proceeds from the sale of Blue Dot’s assets and our liquidity could be adversely affected.

Certain subsidiaries may be subject to potential rescission rights held by their minority shareholders.

In connection with acquisitions in prior years, Netexit and Blue Dot issued shares of their capital stock as part of the consideration offered to owners of various companies that they acquired. None of these shares were registered under the Securities Act in the belief that the issuance of these shares was exempt from the registration requirements of the Securities Act. It is possible that the exemptions from registration on which Netexit and Blue Dot relied were not available, and that these shares may have been issued in violation of the Securities Act. As a result, the persons who received these shares upon the sale of their companies to Netexit or Blue Dot may have the right to seek recovery from Netexit or Blue Dot damages as prescribed by applicable securities laws.

Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court.

In connection with our plan of reorganization, we were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of our plan of reorganization and our ability to continue operations upon our emergence from bankruptcy. The projections were initially filed with the Bankruptcy Court on May 17, 2004. These projections are not included in this Quarterly Report on Form 10-Q nor are they incorporated by reference. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance and with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Our actual results will vary from those contemplated by the projections and the variations may be material.

Our pension and other post-retirement benefit costs are subject to fluctuation based on the performance of the financial markets.

Our pension and other post-retirement benefit plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension and other post-retirement benefit costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase or decrease recorded pension and other post-retirement benefit costs.

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

Interest Rate Risk

We use fixed and variable rate long-term debt to partially finance capital expenditures and mandatory debt retirements. These debt agreements expose us to market risk related to changes in interest rates. We manage this risk by taking advantage of market conditions when timing the placement of long-term or permanent financing. We have historically used interest rate swap agreements to manage a portion of our interest rate risk and may take advantage of such agreements in the future to minimize such risk. All of our debt has fixed interest rates, with the exception of our new credit facility entered into on November 1, 2004, which bears interest at a variable rate (currently approximately 3.87%) tied to the London Interbank Offered Rate. A 1% increase in the Eurodollar rate would increase annual interest expense on the term portion of this credit facility by approximately $1.0 million.

Commodity Price Risk

The fair value of fixed-price commodity contracts is estimated based on market prices of commodities covered by the contracts. We have a fixed price forward sales contract through October 1, 2004 for natural gas outstanding with commodity price risk. Settlement of this contract resulted in a loss of $2.8 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As reported in our Annual Report on Form 10-K for the year ended December 31, 2003, we outlined  actions taken to correct the material weaknesses identified by our independent auditors during their fiscal year 2002 audit. We have discussed those actions with the Audit Committee and our independent auditors and determined the deficiencies in internal controls that were considered to be material weaknesses have been corrected.

During the third quarter of 2004 we engaged a national consulting firm with significant utility industry experience to evaluate our energy commodity procurement policies and procedures. The consulting firm indicated that management maintains a basic defensive posture with respect to risk and that NorthWestern has highly competent employees with a strong commitment to function and mission. However, the consulting firm also identified various deficiencies and recommendations related to energy commodity procurement. Key observations resulting from this evaluation were:

•       Weak segregation of duties among front-, mid-, and back office functions,

•       Regulated employees perform tasks for non-regulated businesses, and

•       Transaction capture and documentation are not timely and systematic.

We do not believe these observations are indicative of significant deficiencies or material weaknesses. We expect to fully address the recommendations arising from this evaluation during the fourth quarter of 2004.

We are continuing our comprehensive efforts to assess our overall internal control environment related to requirements of the Sarbanes-Oxley Act Section 404 financial certification process. We have assessed, remediated, and documented policies and procedures related to our internal financial business processes and are currently working with our independent auditor to perform validation testing of these internal controls and business procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As a result of the Chapter 11 filing, attempts by third parties to collect, secure or enforce remedies with respect to most prepetition claims against us were subject to the automatic stay provisions of Section 362(a) of Chapter 11.

On October 20, 2004 the Bankruptcy Court entered a written order confirming our plan of reorganization. On October 25, 2004 Magten Asset Management Corporation (Magten) filed a notice of appeal of such order seeking, among other things, a reversal of the confirmation order. In connection with this appeal, Magten filed motions with the Bankruptcy Court and the United States District Court for the District of Delaware seeking a stay of the enforcement of the confirmation order to prevent our plan of reorganization from becoming effective. On October 25, 2004 the Bankruptcy Court denied Magten’s motion for a stay, and on October 29, 2004, the Delaware District Court denied Magten’s motion for a stay. With no stay imposed, our plan of reorganization became effective November 1, 2004. While we cannot currently predict the impact or resolution of Magten’s appeal of the confirmation order, we intend to vigorously defend against the appeal.

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

On February 7, 2004, the parties to the above consolidated securities class actions and consolidated derivative litigation, together with certain other affected persons and parties, reached a tentative settlement of the litigation. On April 19, 2004, the parties and other affected persons signed a memorandum of understanding (MOU) which memorialized the tentative settlement. On June 16, 2004, the parties and other affected persons signed a settlement agreement memorializing the tentative settlement and addressing various issues necessary for federal court approval. We obtained approval of the MOU in the NorthWestern and Netexit bankruptcy cases on October 7, 2004 and September 15, 2004, respectively. On October 26, 2004 Magten filed a notice of appeal of the Bankruptcy Court’s approval of the MOU. Prior to those approvals from the Bankruptcy Court in both the NorthWestern and Netexit bankruptcy cases, the federal court in Sioux Falls indicated that it intended to grant preliminary approval of the settlement agreement pending the Bankruptcy Court approval, and has set a date for final approval on December 13, 2004. Among the terms of the proposed settlement, we, Expanets, Blue Dot and other parties and persons will be released from all claims to these cases, a settlement fund in the amount of $41 million (of which approximately $37 million would be contributed by our directors and officers liability insurance carriers, and $4 million would be contributed from other persons and parties) will be established, and the plaintiffs will have a $20 million liquidated securities claim against Netexit. If for any reason the settlement is not approved, then we intend to vigorously defend against these lawsuits. If we are unsuccessful in defending against these lawsuits, the plaintiffs’ securities litigation and derivative litigation claims would be subordinated to our other debt under our plan of reorganization, and such claims would be treated as securities, or Class 14, claims under our plan of reorganization, and would be entitled to no recovery under our plan of reorganization. Claims by our current and former officers and directors for indemnification for these proceedings would be channeled into the Directors and Officers Trust. We also intend to vigorously defend against Magten’s appeal of the approval of the MOU. We cannot currently predict the impact or resolution of this litigation or the appeal, or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits or appeal may harm our business and have a material adverse impact on our financial condition.

In December 2003, the SEC notified NorthWestern that it had issued a formal order of private investigation and subsequently subpoenaed documents from NorthWestern, NorthWestern Communications Solutions, Expanets and Blue Dot. This development followed the SEC’s requests for information made in connection with the previously disclosed SEC informal inquiry into questions regarding the restatements and other accounting and financial reporting matters. Since December 2003, we have periodically received and continue to receive subpoenas from the SEC requesting documents and testimony from employees regarding these matters. The SEC investigation will continue and any claims alleging violations of federal securities laws made by the SEC will not be extinguished pursuant to our plan of reorganization. In addition, certain of our directors and several employees of NorthWestern and our subsidiary affiliates have been interviewed by representatives of the Federal Bureau of Investigation (FBI) concerning certain of the allegations made in the class action securities and derivative litigation matters. We have not been advised that NorthWestern is the subject of any FBI investigation. We understand that the FBI and the Internal Revenue Service (IRS) have contacted former employees of ours or our subsidiaries. As of the date hereof, we are not aware of any other governmental inquiry or investigation related to these matters. We are cooperating with the SEC’s investigation and intend to cooperate with the FBI if we are contacted in connection with any investigation. We cannot predict whether or not any other governmental inquiry or investigation will be commenced. We cannot predict when the SEC investigation will be completed or its outcome. If the SEC determines that we have violated federal securities laws and institutes civil enforcement proceedings against us, for which we can provide no assurance, we may face sanctions, including, but not limited to, monetary penalties and injunctive relief and any monetary liability incurred by us may be material to our financial position or results of operations.

In January 2004, two of the QFs—Colstrip Electric Limited Partnership (CELP) and Yellowstone Electric Limited Partnership (YELP)—initiated adversary proceedings against NorthWestern in our Chapter 11 proceedings. In the CELP adversary proceeding, CELP seeks additional payment for capacity contracted to be provided to NorthWestern under its existing power purchase agreement. In addition, we intervened in a Federal Energy Regulatory Commission (FERC) proceeding, which places at issue the QF status of CELP. A FERC judge initially has ruled that CELP is a QF; we filed an appeal with the FERC on October 12, 2004 and the FERC’s response is pending. In the YELP adversary proceeding, YELP seeks a determination of when and who has the right to determine the scheduling of maintenance on the power facility. We have obtained approval in our bankruptcy case for assumption of an amended agreement with YELP and a settlement with YELP which resolves prepetition claims, lowers the overall energy cost and eliminates the distinction in the previous agreement between summer and winter pricing. We intend to vigorously defend against the CELP adversary proceedings. In the opinion of management, the amount of ultimate liability with respect to the CELP adversary proceedings will not materially affect our financial position or results of operations.

On April 16, 2004 Magten and Law Debenture Trust Company of New York (Law Debenture) initiated an adversary proceeding, the QUIPs Litigation, against NorthWestern seeking among other things, to void the transfer of certain assets of Clark Fork to us. In essence, Magten and Law Debenture are asserting that the transfer of the transmission and distribution assets acquired from the Montana Power Company was a fraudulent conveyance because such transfer left Clark Fork insolvent and unable to pay certain claims. The plaintiffs also assert that they are creditors of Clark Fork as a result of Magten owning a portion of the Series A 8.5% Quarterly Income Preferred Securities for which Law Debenture serves as the Indenture Trustee. By its adversary proceeding, the plaintiffs seek, among other things, the avoidance of the transfer of assets, declaration that the assets were fraudulently transferred and are not property of our bankruptcy estate, the imposition of constructive trusts over the transferred assets and the return of such assets to Clark Fork. In August 2004, the Bankruptcy Court granted in part, but denied in part our motion to dismiss the QUIPs Litigation. (In addition to the adversary proceeding filed by Magten and Law Debenture, the plaintiffs in the class action lawsuit entitled McGreevey, et al v. Montana Power Company, et al received approval in our bankruptcy case to initiate similar adversary proceedings. Under the terms of the settlement with the plaintiffs in the McGreevey case discussed below, they would not file such proceeding.) On April 19, 2004 Magten also filed a complaint against certain former and current officers of Clark Fork in U.S. District Court in Montana, seeking compensatory and punitive damages for breaches of fiduciary duties by such officers. Those officers have requested Clark Fork to indemnify them for their legal fees and costs in defending against the lawsuit and any settlement and/or judgment in such lawsuit. At this time, we cannot predict the impact or resolution of any of these lawsuits or reasonably estimate a range of possible loss, which could be material. The resolution of these lawsuits could harm our business and have a material adverse impact on our financial condition. We intend to vigorously defend against the adversary proceeding and any subsequently filed similar litigation. The plaintiffs’ claims with respect to this litigation will be treated as general unsecured, or Class 9, claims and will be satisfied out of the share reserve that we established with respect to the Class 9 disputed claims reserve under the plan of reorganization.

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

On November 6, 2003, the Bankruptcy Court approved a stipulation between NorthWestern and the plaintiffs in McGreevey, et al. v. The Montana Power Company, et al. The stipulation provides that litigation, as against NorthWestern, Clark Fork, The Montana Power Company, Montana Power LLC and Jack Haffey, shall be temporarily stayed for 180 days from the date of the stipulation. Pursuant to the stipulation and after providing notice to NorthWestern, the plaintiffs may move the Bankruptcy Court for termination of the temporary stay. On July 10, 2004, we and the other insureds under the applicable directors and officers liability insurance policies along with the plaintiffs in the McGreevey case, plaintiffs in the In Re Touch America Holdings, Inc. Securities Litigation and the Touch America Creditors Committee reached a tentative settlement through mediation. Among the terms of the tentative settlement, we, Clark Fork and other parties will be released from all claims in this case, the plaintiffs in McGreevey will dismiss their claims against the third party purchasers of the generation assets and non-regulated energy assets of Montana Power Company including PPL Montana, and a settlement fund in the amount of $67 million (all of which will be contributed by the former Montana Power Company directors and officers liability insurance carriers) will be established. The settlement is subject to the occurrence of several conditions, including approval of the proposed settlement by the Bankruptcy Court in our bankruptcy proceeding, where a hearing has been set for November 3, 2004, and approval of the proposed settlement by the Federal District Court for the District of Montana, where the class actions are pending. We cannot predict the ultimate outcome of this litigation in the event that the settlement is not approved, or does not take effect for any other reason. If for any reason the settlement is not approved, then we intend to vigorously defend against this lawsuit. If we are unsuccessful in defending against this class action lawsuit, the plaintiffs’ litigation claims would be subordinated to our other debt under our plan of reorganization, and such claims would be treated as securities, or Class 14, claims under our plan of reorganization, and would be entitled to no recovery under our plan of reorganization. Claims by our current and former officers and directors (and the former officers and directors of The Montana Power Company) for indemnification for these proceedings would be channeled into the Directors and Officers Trust. The plaintiffs could elect to proceed directly against Clark Fork and the assets owned by such entity, which as of September 30, 2004 were not material to our operations or financial position. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition.

In NorthWestern Corporation vs. PPL Montana, LLC vs. NorthWestern Corporation and Clark Fork and Blackfoot, LLC, No. CV-02-94-BU-SHE, (D. MT), we are pursuing claims against PPL Montana, LLC (PPL) due to its refusal to purchase the Colstrip transmission assets under the Asset Purchase Agreement (APA) executed by and between The Montana Power Company (MPC) and PP&L Global, Inc. (PPL Global). NorthWestern claims PPL (PPL Global’s successor-in-interest under the APA) is required to purchase the Colstrip transmission assets for $97.1 million. PPL has also asserted a number of counterclaims against NorthWestern and Clark Fork based in large part upon PPL’s claim that MPC and/or NorthWestern Energy breached two Wholesale Transition Service Agreements and certain indemnification obligations under the APA in the approximate amount of $120 million. PPL also filed a proof of claim and an amended proof of claim against NorthWestern’s bankruptcy estate which asserts substantially the same claims as the PPL counterclaim. PPL moved the Bankruptcy Court for relief from the automatic stay to pursue its counterclaims. NorthWestern objected to PPL’s motion to lift the automatic stay and has also filed a motion to transfer the venue of the entire litigation to the United States District Court for the District of Delaware. On March 19, 2004 the federal court in Montana denied our motion to transfer the entire case. We intend to vigorously defend against the PPL claims in the Bankruptcy Court and the counterclaims in federal court as well as vigorously prosecute our claims against PPL. We cannot currently predict the impact or resolution of the claims or this litigation or reasonably estimate a range of possible loss on the counterclaims, which could be material. The plaintiffs’ claims with respect to this litigation will be treated as general unsecured, or Class 9, claims and will be satisfied out of the share reserve that we established with respect to the Class 9 disputed claims reserve under the plan of reorganization.

We are also one of several defendants in a class action lawsuit entitled In Re Touch America ERISA Litigation, which is currently pending in U.S. District Court in Montana. The lawsuit was filed by participants in the former Montana Power Company retirement savings plan and alleges that there was a breach of fiduciary duty in connection with the employee stock ownership aspects of the plan. The court has recently entered orders indefinitely staying the ERISA litigation because of Touch America Holdings Inc.’s bankruptcy filing. We intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition. We believe that in the event of a judgment against us in this litigation, we will be able to make claims against The Montana Power Company’s fiduciary insurance policy. Any judgment against us in excess of policy limits would be treated as unsecured general, or Class 9, claims and would be satisfied out of the share reserve that we have established.

We, and certain of our former officers and directors, were named as defendants in certain complaints filed against CornerStone Propane Partners, LP and other defendants purporting to be class actions filed in the United States District Court for the Northern District of California by purchasers of units of CornerStone Propane Partners alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Through November 1, 2002, we held an economic equity interest in a subsidiary that serves as the managing general partner of CornerStone Propane Partners, LP. Certain former officers and directors of NorthWestern who are named as defendants in certain of these actions have also been sued in their capacities as directors of the managing general partner. These complaints allege that defendants sold units of CornerStone Propane Partners based upon false and misleading statements and failed to disclose material information about CornerStone Propane Partners’ financial condition and future prospects, including overpayment for acquisitions, overstating earnings and net income, and that it lacked adequate internal controls. All of the lawsuits have now been consolidated and Gilbert H. Lamphere has been named as lead plaintiff. The actions have been stayed as to NorthWestern due to its bankruptcy filing. On October 27, 2003, the plaintiffs filed an amended consolidated class action complaint. The new complaint does not name NorthWestern as a defendant, although it alleges facts relating to NorthWestern’s conduct. Certain of our former officers and directors are named as defendants in the amended consolidated complaint. The plaintiffs seek compensatory damages, prejudgment and postjudgment interest and costs, injunctive relief, and other relief. On November 6, 2003, the Bankruptcy Court entered an order approving a stipulation between NorthWestern and plaintiffs in this litigation. The stipulation provides that litigation as against NorthWestern shall be temporarily stayed for 180 days from the date of the stipulation. Pursuant to the stipulation and after providing notice to NorthWestern, the plaintiffs may move the Bankruptcy Court for termination of the temporary stay. On March 2, 2004, the plaintiffs filed a corrected consolidated amended complaint against CornerStone and the individual defendants, which also did not name NorthWestern. In June 2004, CornerStone Propane Partners, LP along with its subsidiaries and affiliates filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of that filing this case is now stayed against CornerStone Propane Partners and other named subsidiaries and affiliates. Although we have not been named as a defendant in the consolidated and amended complaint, we cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition. We intend to vigorously defend any claims asserted against us by these lawsuits. The plaintiffs’ claims with respect to this litigation, and any indemnification claims from our officers and directors, would be treated as securities, or Class 14, claims and would be entitled to no recovery under the plan of reorganization. Any claims in this litigation would be channeled into the Directors and Officers Trust to the extent that they are indemnification claims.

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

Claims by our current and former officers and directors for indemnification with respect to these proceedings would be channeled into the Directors and Officers Trust.

On April 30, 2003, Mr. Richard Hylland, our former President and Chief Operating Officer, filed a demand for arbitration of contract claims under his employment agreement, as well as tort claims for defamation, infliction of emotional distress and tortious interference and a claim for punitive damages. Mr. Hylland is seeking relief in the amount of $25 million, plus interest, attorney’s fees, costs, and punitive damages. Mr. Hylland has also filed claims in our bankruptcy case similar to the claims in his arbitration demand. We dispute Mr. Hylland’s claims and intend to vigorously defend the arbitration and object to Mr. Hylland’s claims in our bankruptcy case. On May 6, 2003, based on the recommendations of the Special Committee of the NorthWestern Board of Directors formed to evaluate Mr. Hylland’s performance and conduct in connection with the management of NorthWestern and its subsidiaries, the Board determined that Mr. Hylland’s performance and conduct as President and Chief Operating Officer warranted termination under his employment contract. This arbitration has been stayed due to our bankruptcy filing, and once we consummate our plan of reorganization, we expect that an arbitration timetable will be set. Mr. Hylland’s claims with respect to this proceeding would be treated as unsecured general, or Class 9, claims and would be satisfied out of the share reserve that we have established.

On August 12, 2003, the Montana Consumer Counsel (MCC) filed a Petition for Investigation, Adoption of Additional Regulatory Controls and Related Relief with the Montana Public Service Commission (MPSC). On August 22, 2003, the MPSC issued an order initiating an investigation of NorthWestern Energy relating to, among others, finances, corporate structure, capital structure, cash management practices and affiliated transactions. The relief sought includes adoption of new regulatory controls that would specifically apply to NorthWestern, including additional reporting, cost allocation and financing rules and requirements, and examination of affiliate transactions necessary to ensure that we are not operating our energy division, and will not in the future operate, in a manner that would prejudice our ability to furnish reasonably adequate service and facilities at reasonable and just charges as required under Montana law. We have entered into a settlement of this matter with the MPSC and MCC, which was approved by the Bankruptcy Court on July 15, 2004, and this proceeding will be closed except for the ongoing review and consideration of recommendations related to an infrastructure audit conducted by a consultant. We are currently reviewing these recommendations and have not yet determined the estimated financial impact they may have on our results of operations. As part of the settlement, we agreed to pay approximately $2.8 million of professional fees incurred by the MPSC, the MCC and the Montana Attorney General in connection with our bankruptcy filing. We have fully accrued these fees as of September 30, 2004.

Expanets and NorthWestern have been named defendants in two complaints filed with the Supreme Court of the State of New York, County of Bronx, alleging violations of New York’s prevailing wage laws, breach of contract, unjust enrichment, willful failure to pay wages, race, ethnicity, national origin and/or age discrimination and retaliation. In the complaint entitled Felix Adames et al. v. Avaya, Expanets, NorthWestern et al., Supreme Court of the State of New York, Bronx County, Index No. 8664-04, which has not yet been served upon Expanets, 14 former employees of Expanets seek damages in the amount of $27,750,000, plus interest, penalties, punitive damages, costs, and attorney’s fees. In the complaint entitled Wayne Belnavis and David Daniels v. Avaya, Expanets, NorthWestern et al., Supreme Court of the State of New York, Bronx County, Index No. 8729-04, two former employees of Expanets seek damages in the amount of $12,500,000, plus interest, penalties, punitive damages, costs, and attorney’s fees. We intend to vigorously defend against the allegations made in these complaints. Though the filing of the complaint may violate the automatic stay provisions of the Federal Bankruptcy Code and may be subject to the claims process of the bankruptcy proceeding, we cannot currently predict the impact or resolution of these claims or reasonably estimate a range of possible loss, which could be material, and the resolution of these claims may harm our business and have a material adverse impact on our financial condition. Stipulations were entered by the court on March 29, 2004 dismissing us and Avaya as defendants. Netexit remains a defendant in the litigation and claims against Netexit will be satisfied out of its bankruptcy estate.

On March 17, 2004, certain minority shareholders of Expanets filed a lawsuit against Avaya Inc., Expanets, NorthWestern Growth Corporation, and Merle Lewis, Dick Hylland and Dan Newell entitled Cohen et al. v Avaya Inc., et al. in U.S. District Court in Sioux Falls, South Dakota contending that (i) the defendants fraudulently induced the shareholders to sell their businesses to Expanets during 1998 and 1999 in exchange for Expanets stock which would have value only if Expanets went public, when in fact no IPO was intended, and (ii) the defendants and NorthWestern (a) hid the true financial condition of NorthWestern, NorthWestern Growth and Expanets, (b) permitted internal controls to lapse, (c) failed to document loans by NorthWestern to Expanets, and (d) allowed the individual defendants to realize millions of dollars in bonus payments at the expense of Expanets and its minority shareholders. The lawsuit alleges federal and state securities laws violations and breaches for fiduciary duties. The plaintiffs have recently filed an amended complaint that reflects one less plaintiff and a clarification on the damages that they seek. In addition, Avaya Inc. has sent NorthWestern a notice seeking indemnification and defense for this lawsuit under the terms of the asset purchase agreement. The case has now been stayed against Expanets due to its bankruptcy filing. The defendants, including NorthWestern Growth Corporation, have filed motions to dismiss, which are pending. NorthWestern Growth Corporation intends to vigorously defend against this lawsuit. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material.

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

(b)         Reports on Form 8-K

We filed a Current Report on Form 8-K with the SEC on July 12, 2004, to disclose under Item 5 of the Report that we issued a press release announcing that we had reached a Stipulation and Settlement agreement with the Montana Public Service Commission and the Montana Consumer Counsel resolving outstanding issues involving our plan of reorganization.

We filed a Current Report on Form 8-K with the SEC on July 14, 2004, to disclose under Item 5 of the Report that we issued a press release announcing that we had reached a tentative agreement to settle a class action lawsuit filed on behalf of former shareholders of The Montana Power Company.

We filed a Current Report on Form 8-K with the SEC on August 6, 2004, to disclose under Item 12 of the Report that we issued a press release discussing results of operations and financial condition for the second quarter of 2004 and the filing of our second quarter 2004 Form 10-Q. The press release also discussed our previously announced Chapter 11 filing.

We filed a Current Report on Form 8-K with the SEC on August 11, 2004, to disclose under Item 5 of the Report that we issued a press release announcing that we filed notice of designation of new members to our reorganized board of directors with the US Bankruptcy Court for the District of Delaware.

We filed a Current Report on Form 8-K with the SEC on September 9, 2004, to disclose under Item 8.01 of the Report that we issued a press release announcing that we filed with the US Bankruptcy Court for the District of Delaware a Second Amended and Restated Plan of Reorganization and Disclosure Statement reflecting a settlement agreement we reached with Harbert Management Corp. and Wilmington Trust.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWESTERN CORPORATION
Date: November 8, 2004	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Vice President and Chief Financial Office Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith