Form 10-Q
period 2005-03-31
NORTHWESTERN CORP
filed 2005-05-10
CIK 73088

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 000-00692

NORTHWESTERN CORPORATION

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

Common Stock, Par Value $.01
35,611,720 shares outstanding at May 9, 2005

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

Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include but are not limited to:

Factors Relating to Our Bankruptcy

•       our ability to obtain and maintain normal terms with vendors and service providers;

•       the potential adverse impact of the Chapter 11 case on our liquidity or results of operations;

•       our ability to fund and execute our business plan;

•       the potential adverse impact of the Netexit Chapter 11 case on our liquidity;

•       our ability to avoid or mitigate adverse rulings as to Magten Asset Management Corporation (Magten) appeal of the order confirming our plan of reorganization, its appeal of the order approving the memorandum of understanding to settle our securities class action litigation and Magten and Law Debenture Trust Company of New York’s (Law Debenture) adversary complaint filed April 15, 2005 seeking, among other relief, to revoke the Order confirming our plan of reorganization;

•       our ability to avoid or mitigate an adverse judgment against us in that certain lawsuit seeking to recover assets or damages on behalf of Clark Fork and Blackfoot, LLC, one of our subsidiaries which we refer to as CFB, filed by Magten and Law Debenture, which we refer to as the QUIPs Litigation;

•       our ability to avoid or mitigate an adverse judgment against us in that pending litigation styled as McGreevey et al v. The Montana Power Company, the shareholder class action lawsuit relating to the disposition of the generating and energy related assets by the entity formerly known as The Montana Power Company, excluding our acquisition of the electric and natural gas transmission and distribution business formerly held by The Montana Power Company, which has been settled pending approval by our Bankruptcy Court, the bankruptcy court in the Touch America Holdings, Inc. proceedings, and the U.S. District Court in Montana where the litigation is pending, together with ERISA litigation regarding The Montana Power Company Employee Stock Ownership Plan and 401(k) plan;

•       our ability to avoid or mitigate an adverse judgment against us in the In Re NorthWestern Derivative Litigation relating to the restatement of the Predecessor Company’s 2002 quarterly financial statements and other accounting and financial reporting matters, which has been settled pending final approval of the settlement by the U.S. District Court in South Dakota where the litigation is pending;

•       our ability to avoid or mitigate an adverse judgment against us in pending other shareholder and derivative litigation or any additional litigation and regulatory action, including the formal investigation initiated by the Securities and Exchange Commission (SEC), in connection with the restatement of the Predecessor Company’s 2002 quarterly financial statements and other accounting and financial reporting matters, any of which could have a material adverse effect on our liquidity, results of operations and financial condition;

General Factors

•       unscheduled generation outages, maintenance or repairs which may reduce revenues and increase cost of sales or may require additional capital expenditures or other increased operating costs;

•       unanticipated changes in availability of trade credit, usage, commodity prices, fuel supply costs or availability due to higher demand, shortages, weather conditions, transportation problems or other developments, may reduce revenues or may increase operating costs, each of which would adversely affect our liquidity;

•       adverse changes in general economic and competitive conditions in our service territories;

•       potential additional adverse federal, state, or local legislation or regulation or adverse determinations by regulators could have a material adverse affect on our liquidity, results of operations and financial condition;

•       increases in interest rates, which will increase our cost of borrowing; and

•       our ability to improve and maintain an effective internal control structure.

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business and results of operations are subject to the uncertainties described under the caption “Risk Factors” which is a part of the disclosure included in Item 2 of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Unless the context requires otherwise, references to “we,” “us,” “our,” “NorthWestern Corporation,” “NorthWestern Energy” and “NorthWestern” refer specifically to NorthWestern Corporation and its subsidiaries. “Predecessor Company” refers to us prior to emergence from bankruptcy (operations prior to October 31, 2004). “Successor Company” refers to us after emergence from bankruptcy (operations after November 1, 2004).

PART 1.   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NORTHWESTERN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	Successor Company
	March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$77,314	$17,058
Restricted cash	19,554	18,115
Accounts receivable, net	123,378	141,350
Inventories	22,672	28,033
Regulatory assets	12,101	13,152
Prepaid energy supply	16,987	30,278
Prepaid and other	9,180	8,601
Assets held for sale	20,000	20,000
Current assets of discontinued operations	70,646	71,091
Total current assets	371,832	347,678
Property, Plant, and Equipment, Net	1,378,468	1,379,060
Goodwill	435,076	435,076
Other:
Investments	8,765	8,876
Regulatory assets	218,964	224,192
Other	20,625	18,597
Noncurrent assets of discontinued operations	36	37
Total assets	$2,433,766	$2,413,516
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$67,665	$73,380
Accounts payable	62,858	85,120
Accrued expenses	168,237	131,852
Regulatory liabilities	21,770	19,342
Current liabilities of discontinued operations	17,396	18,374
Total current liabilities	337,926	328,068
Long-term Debt	757,354	763,566
Deferred Income Taxes	54,741	41,354
Noncurrent Regulatory Liabilities	164,425	160,750
Other Noncurrent Liabilities	398,312	410,000
Noncurrent Liabilities of Discontinued Operations	443	443
Total liabilities	1,713,201	1,704,181
Shareholders’ Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 35,728,351 and 35,611,026, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	355	355
Treasury stock at cost	(81)	—
Paid-in capital	717,791	717,994
Unearned restricted stock	(1,655)	(2,093)
Retained earnings (deficit)	4,140	(6,944)
Accumulated other comprehensive income	15	23
Total shareholders’ equity	720,565	709,335
Total liabilities and shareholders’ equity	$2,433,766	$2,413,516

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Successor Company	Predecessor Company
	March 31,	March 31,
	2005	2004
OPERATING REVENUES	$335,093	$305,627
COST OF SALES	190,381	172,918
GROSS MARGIN	144,712	132,709
OPERATING EXPENSES
Operating, general and administrative	56,655	56,805
Property and other taxes	18,205	17,903
Depreciation	18,690	18,176
Reorganization items	3,363	6,830
TOTAL OPERATING EXPENSES	96,913	99,714
OPERATING INCOME	47,799	32,995
Interest Expense (contractual interest of $46,696 for the three months ended 3/31/04)	(16,342)	(21,775)
Investment Income and Other	607	701
Income From Continuing Operations Before Income Taxes	32,064	11,921
(Provision) Benefit for Income Taxes	(13,670)	138
Income From Continuing Operations	18,394	12,059
Discontinued Operations, Net of Taxes	524	4,922
Net Income	$18,918	$16,981
Average Common Shares Outstanding	35,611
Basic Earnings per Average Common Share
Continuing operations	$0.52
Discontinued operations	0.01
Basic	$0.53
Diluted Earnings per Average Common Share
Continuing operations	$0.52
Discontinued operations	0.01
Diluted	$0.53
Dividends Declared per Average Common Share	$0.22

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Successor Company	Predecessor Company
	Three Month Period Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net Income	$18,918	$16,981
Items not affecting cash:
Depreciation and amortization	18,690	18,176
Amortization of debt issue costs	458	3,029
Amortization of restricted stock	375	107
Gain on qualifying facility contract amendment	(4,888)	—
Income on discontinued operations, net of taxes	(524)	(4,922)
Deferred income taxes	13,387	(916)
Gain on property, plant and equipment and investments	—	(81)
Changes in current assets and liabilities:
Restricted cash	(1,439)	(257)
Accounts receivable	17,972	(6,368)
Inventories	5,361	(7)
Prepaid energy supply costs	13,291	17,229
Other current assets	(1,080)	10,117
Accounts payable	(22,262)	1,453
Accrued expenses	36,385	32,206
Changes in regulatory assets	6,279	7,399
Changes in regulatory liabilities	3,536	1,361
Other noncurrent assets	(2,230)	34
Other noncurrent liabilities	(8,265)	2,442
Cash flows provided by continuing operations	93,964	97,983
Change in net assets of discontinued operations	(8)	(2)
Cash provided by operating activities	93,956	97,981
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(13,400)	(13,633)
Proceeds from sale of assets	5	695
Proceeds from sale of investments	—	39
Cash used in investing activities	(13,395)	(12,899)
FINANCING ACTIVITIES:
Dividends on common stock	(7,834)	—
Repayment of long-term debt	(12,039)	(4,215)
Treasury stock activity	(81)	—
Financing costs	(211)	—
Equity registration fees	(140)	—
Cash used in financing activities	(20,305)	(4,215)
Increase in Cash and Cash Equivalents	60,256	80,867
Cash and Cash Equivalents, beginning of period	17,058	15,183
Cash and Cash Equivalents, end of period	$77,314	$96,050
Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income taxes	$(14)	$(4,579)
Interest	6,887	12,670
Reorganization professional fees and expenses	1,668	5,325
Reorganization interest income	—	(15)

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Reference is made to Notes to Financial Statements
included in NorthWestern Corporation’s Annual Report)

(1)   Nature of Operations and Basis of Consolidation

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

The consolidated financial statements for the periods included herein have been prepared by NorthWestern Corporation (NorthWestern, we or us), pursuant to the rules and regulations of the SEC. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that these unaudited consolidated financial statements be read in conjunction with audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 14, 2005.

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

Between September 14, 2003 and November 1, 2004, we operated as a debtor-in-possession under the supervision of the Bankruptcy Court. Our financial statements for reporting periods within that timeframe were prepared in accordance with the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In accordance with SOP 90-7, we applied the principles of fresh-start reporting as of the close of business on October 31, 2004, resulting in the creation of a new reporting entity. “Predecessor Company” refers to us prior to emergence from bankruptcy (operations prior to October 31, 2004). “Successor Company” refers to us after emergence from bankruptcy (operations after November 1, 2004).

The accompanying consolidated financial statements include our accounts together with those of our wholly and majority-owned or controlled subsidiaries. The financial statements of Netexit, Inc. (Netexit) and Blue Dot Services, Inc. (Blue Dot) are included in the accompanying consolidated financial statements by virtue of the voting and control rights, and therefore included in references to “subsidiaries.” Netexit and Blue Dot were not party to our recently concluded Chapter 11 case. However on May 4, 2004, Netexit filed a voluntary petition for relief under the provisions of Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. The operations of Netexit and Blue Dot and our interest in these subsidiaries have been reflected in the consolidated financial statements as Discontinued Operations (see Note 4 for further discussion). We continue to consolidate the operations and financial position of Netexit in our financial statements as we believe that the continued consolidation results in a more meaningful presentation due to our negative investment, our expectation that the bankruptcy will be brief and our anticipated control of Netexit upon its emergence from bankruptcy.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R. FIN 46R was issued to replace FIN 46 and clarify the accounting for interests in variable interest entities. FIN 46R requires the consolidation of entities which are determined to be variable interest entities (VIEs) when the reporting company determines that it will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both. The company that is required to consolidate the VIE is called the primary beneficiary. Conversely, the reporting company would be required to deconsolidate VIEs that are currently consolidated when the company is not considered to be the primary beneficiary. Variable interests are contractual, ownership or other monetary interests in an entity that change as the fair value of the entity’s net assets exclusive of variable interests change. An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest. Certain long-term purchase power and tolling contracts may be considered variable interests under FIN 46R. We have various long-term purchase power contracts with other utilities and certain qualifying facility plants. After evaluation of these contracts, we believe one qualifying facility contract may constitute a variable interest entity under the provisions of FIN 46R. While we have made exhaustive efforts, we have been unable to obtain the information necessary to further analyze this contract under the requirements of FIN 46R. We will continue to make appropriate efforts to obtain the necessary information from this qualifying facility in order to determine if it is a VIE and if so, whether we are the primary beneficiary. We continue to account for this qualifying facility contract as an executory contract. Based on the current contract terms with this qualifying facility, our estimated gross contractual payments aggregate approximately $586.7 million through 2025.

(2)   Asset Retirement Obligations

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

Our regulated utility operations have, however, previously recognized removal costs of transmission and distribution assets as a component of depreciation in accordance with regulatory treatment. These amounts do not represent Statement of Financial Accounting Standards (SFAS) No. 143 legal retirement obligations. As of March 31, 2005 and December 31, 2004, we have recognized accrued removal costs of $135.5 million and $132.9 million, respectively, which are included in noncurrent regulatory liabilities. In addition, related to our nonregulated electric operations, we have recognized accrued removal costs of $2.1 million and $2.0 million as of March 31, 2005 and December 31, 2004, respectively.

For our generation properties, we have accrued decommissioning costs since the generating units were first put into service in the amount of $12.5 million and $12.3 million as of March 31, 2005 and December 31, 2004, respectively, which is classified as a noncurrent regulatory liability. These amounts also do not represent SFAS No. 143 legal retirement obligations.

(3)   Goodwill

There were no changes in our goodwill during the three months ended March 31, 2005. Goodwill by segment as of March 31, 2005 and December 31, 2004 is as follows (in thousands):

Regulated electric	$295,377
Regulated natural gas	139,699
Unregulated electric	—
Unregulated natural gas	—
435,076

(4)   Discontinued Operations

During the second quarter of 2003, we committed to a plan to sell or liquidate our interest in Netexit and Blue Dot. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classified the results of operations of Netexit and Blue Dot as discontinued operations.

In order to wind-down its affairs in an orderly manner, Netexit and its subsidiaries filed for bankruptcy protection on May 4, 2004. Netexit currently holds approximately $66 million in cash, which is included in current assets of discontinued operations on our consolidated financial statements. We have agreed to and the Bankruptcy Court has ordered mediation with Netexit’s official committee of unsecured creditors and another Netexit claimant in an attempt to resolve outstanding issues related to Netexit’s liquidating plan of reorganization. Additionally, Netexit’s creditors committee has indicated that NorthWestern’s claims against Netexit may be subject to avoidance and/or subordination under operative provisions of the Bankruptcy Code. We intend to vigorously defend against any efforts to invalidate or subordinate our claims against Netexit, but we cannot currently predict the resolution of any litigation with respect to the validity of NorthWestern’s claims against Netexit. Netexit may incur significant additional expenses related to the bankruptcy filing and may incur additional losses related to the resolution of open claims. Pending the resolution of open claims by Netexit creditors, the proceeds from the sale remain at Netexit and distributions to NorthWestern could be delayed until the effective date of Netexit’s liquidating plan of reorganization.

As of March 31, 2005 and December 31, 2004, Netexit had current assets of $67.2 million and $66.3 million and current liabilities of $15.8 million and $15.6 million, respectively.

Summary financial information for the discontinued Netexit operations is as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues	$—	$—
Income before income taxes	$715	$1,666
Income tax provision	—	—
Income from discontinued operations, net of income taxes	$715	$1,666

Blue Dot has one remaining business. As of March 31, 2005 and December 31, 2004, Blue Dot had current assets of $3.5 million and $4.8 million and current liabilities of $1.6 million and $2.8 million, respectively. As of March 31, 2005 and December 31, 2004, Blue Dot had noncurrent assets of $0.04 million and noncurrent liabilities of $0.4 million.

Summary financial information for the discontinued Blue Dot operations is as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues	$723	$16,593
Loss before income taxes	$(191)	$(4,293)
Gain on disposal	—	7,549
Income tax provision	—	—
(Loss) Income from discontinued operations, net of income taxes	$(191)	$3,256

(5)   Other Comprehensive Income

The Financial Accounting Standards Board defines comprehensive income as all changes to the equity of a business enterprise during a period, except for those resulting from transactions with owners. For example, dividend distributions are excluded. Comprehensive income consists of net income and other comprehensive income. Net income may include such items as income from continuing operations, discontinued operations, extraordinary items, and cumulative effects of changes in accounting principles. Other comprehensive income may include foreign currency translations, adjustments of minimum pension liability, and unrealized gains and losses on certain investments in debt and equity securities.

Comprehensive income is calculated as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended March 31,
	2005	2004
Net income	$18,918	$16,981
Other comprehensive income (loss), net of tax:
Foreign currency translation	15	(20)
Comprehensive income	$18,933	$16,961

(6)   Income Taxes

The following table reconciles our effective income tax rate for continuing operations to the federal statutory rate:

	Successor Company	Predecessor Company
	Three Months Ended
	March 31, 2005	March 31, 2004
Federal statutory rate	35.0%	35.0%
State income, net of federal provisions	3.5	3.7
Dividends received deduction and other investments	—	(0.4)
Valuation allowance	—	(41.6)
Other, net	4.1	2.1
	42.6%	(1.2)%

(7)   Segment Information

We currently operate our business in five reporting segments: (i) electric utility operations, (ii) natural gas utility operations, (iii) unregulated electric, (iv) unregulated natural gas, and (v) all other, which primarily consists of our other miscellaneous service activities that are not included in the other identified segments, together with the unallocated corporate costs and investments. Items below operating income are not allocated between our segments.

The accounting policies of the operating segments are the same as the parent except that the parent allocates some of its operating expenses to the operating segments according to a methodology designed by management for internal reporting purposes and involves estimates and assumptions. Financial data for the business segments, excluding discontinued operations, are as follows (in thousands):

Successor Company Three months ended	Utility		Unregulated
March 31, 2005	Electric	Gas	Electric	Gas	Other	Eliminations	Total
Operating revenues	$154,362	$138,604	$24,430	$50,343	$226	$(32,872)	$335,093
Cost of sales	70,066	98,414	6,364	47,767	183	(32,413)	190,381
Gross margin	84,296	40,190	18,066	2,576	43	(459)	144,712
Operating, general and administrative	30,072	15,106	9,476	839	1,621	(459)	56,655
Property and other taxes	12,563	4,798	810	30	4	—	18,205
Depreciation	14,328	3,705	261	101	295	—	18,690
Reorganization items	—			—	3,363	—	3,363
Operating income (loss)	27,333	16,581	7,519	1,606	(5,240)	—	47,799
Total assets	$1,506,537	$709,061	$37,838	$64,466	$45,182	$—	$2,363,084
Capital expenditures	$11,053	$1,833	$514	$—	$—	$—	$13,400

Predecessor Company Three months ended	Utility		Unregulated
March 31, 2004	Electric	Gas	Electric	Gas	Other	Eliminations	Total
Operating revenues(1)	$142,987	$121,181	$17,736	$40,719	$658	$(17,654)	$305,627
Cost of sales(1)	66,277	80,978	4,697	37,551	467	(17,052)	172,918
Gross margin	76,710	40,203	13,039	3,168	191	(602)	132,709
Operating, general and administrative	27,664	13,839	13,312	984	1,608	(602)	56,805
Property and other taxes	12,380	4,668	821	17	17	—	17,903
Depreciation	13,849	3,537	304	89	397	—	18,176
Reorganization items	—	—	—	—	6,830	—	6,830
Operating income	22,817	18,159	(1,398)	2,078	(8,661)	—	32,995
Total assets	$1,508,709	$710,083	$25,730	$67,662	$73,678	$—	$2,385,862
Capital expenditures	$9,752	$2,295	$1,418	$160	$8	$—	$13,633

(1)          In accordance with Emerging Issues Task Force 03-11, Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and not “Held for Trading Purposes” as defined in Issue No. 02-3, which was effective beginning with the 4th quarter of 2003, the Predecessor Company has revised revenues downward from amounts previously reported for the first quarter of 2004 to report revenue net versus gross for certain regulated electric and gas contracts that did not physically deliver. These revenues did not impact gross margin, operating income or net income as previously reported. These revenue revisions were determined not to be material to the Predecessor Company financial statements. Revenues and cost of sales for the first quarter of 2004 reflected above were each reduced by $34.0 million.

(8)   New Accounting Standards

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, or FIN 47. FIN 47 was issued to clarify the accounting for conditional asset retirement obligations in order to have more consistent recognition of liabilities relating to asset retirement obligations and additional information on expected future cash outflows and investments in long-lived assets. While we are currently evaluating the potential impact on our asset retirement obligations, we do not anticipate  the effects of FIN 47 will have a material impact on our financial condition or results of operations. FIN 47 is effective for periods ended after December 15, 2005.

(9)   Reclassifications

Certain 2004 amounts have been reclassified to conform to the 2005 presentation. Such reclassifications have no impact on net income or shareholders’ equity as previously reported.

(10)   Income per Average Common Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of the outstanding stock options and warrants. Average shares used in computing the basic and diluted earnings per share for the three months ended March 31, 2005 are as follows:

Successor Company March 31, 2005
Basic computation	35,611,026
Dilutive effect of
Restricted shares	114,157
Stock warrants	—
Diluted computation	35,725,183

Warrants to purchase 4,620,297 shares of common stock as of March 31, 2005 are antidilutive and have been excluded from the earnings per share calculations. These warrants have an exercise price of $28.48. Under the terms of the warrant agreement, the exercise price of the warrants is subject to adjustment from time to time, based on certain events. These events include additional share issuances and dividend payments. An adjustment is made in the case of a cash dividend if the amount of the cash dividend increases or decreases the exercise price by at least 1%, otherwise such amount is carried forward and taken into account with any subsequent cash dividend. Adjustments in the exercise price may require an adjustment in the number of warrants or the number of shares covered by the warrants. Historical earnings per share information for the Predecessor Company has not been presented as all shares were cancelled upon emergence from bankruptcy.

(11)   Employee Benefit Plans

Net periodic benefit cost for our pension and other postretirement plans consists of the following for the three ended March 31, 2005 and 2004 (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended March 31
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$2,044	$2,166	$219	$220
Interest cost	5,087	7,265	722	805
Expected return on plan assets	(4,916)	(7,129)	(161)	(76)
Amortization of transitional obligation	—	155	—	—
Amortization of prior service cost	—	373	—	—
Recognized actuarial loss	—	701	—	194
Net Periodic Benefit Cost	$2,215	$3,531	$780	$1,143

(12)   Commitments and Contingencies

Environmental Liabilities

We are subject to numerous state and federal environmental laws and regulations. Because these laws and regulations are continually developing and subject to amendment, reinterpretation and varying degrees of enforcement, we may be subject to, but can not predict with certainty the nature and amount of future environmental liabilities. The Clean Air Act Amendments of 1990 (the Act) and subsequent amendments stipulate limitations on sulfur dioxide and nitrogen oxide emissions from coal-fired power plants. We comply with these existing emission requirements through purchase of sub-bituminous coal and we believe that we are in compliance with all presently applicable environmental protection requirements and regulations with respect to these plants. Recent legislation has been proposed, which may require further limitations on emissions of these pollutants along with limitations on carbon dioxide, particulate mater, and mercury emissions. The recent regulatory and legislative proposals are subject to normal administrative processes, however, and thus we cannot make any prediction as to whether the proposals will pass or on the impact of those actions.

We are subject to other environmental laws and regulations including those that relate to former manufactured gas plant sites and other past and present operations and facilities. In addition, we may be subject to financial liabilities related to the investigation and remediation from activities of previous owners or operators of our industrial and generating facilities. The range of exposure for environmental remediation obligations at present is estimated to range between $45.3 million to $84.1 million. Our environmental reserve accrual is $45.3 million as of March 31, 2005.

Our subsidiary, Clark Fork and Blackfoot, LLC, (CFB) owns the Milltown Dam hydroelectric facility, a three megawatt generation facility located at the confluence of the Clark Fork and Blackfoot Rivers. In April 2003, the Environmental Protection Agency (EPA) announced its proposed remedy to address the mining waste contamination located in the Milltown Reservoir. This remedy proposed partial removal of the contaminated sediments located within the Milltown Reservoir, together with the removal of the Milltown Dam and powerhouse (this remedy was incorporated into the EPA’s formal Record of Decision issued on December 20, 2004). In light of this announcement, we commenced negotiations with the Atlantic Richfield Company or Atlantic Richfield, to prevent a challenge from Atlantic Richfield to our statutorily exempt status under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) as a potentially responsible party. On September 10, 2003, we executed a confidential settlement agreement with Atlantic Richfield which, among other things, capped our maximum contribution towards remediation of the Milltown Reservoir superfund site. A motion to approve the settlement agreement with Atlantic Richfield was filed with the Bankruptcy Court on October 17, 2003. On April 7, 2004 we entered into a stipulation (Stipulation) with Atlantic Richfield, the EPA, the Department of the Interior, the State of Montana and the Confederated Salish and Kootenai Tribes (collectively the Government Parties), which is intended to resolve both our liability with Atlantic Richfield in general accordance with the previously negotiated settlement agreement and establish a framework to resolve our liability with the Government Parties for their claims, including natural resource restoration claims, against NorthWestern as they relate to remediation of the Milltown Site. The Stipulation caps NorthWestern’s and CFB’s collective liability to Atlantic Richfield and the Government Parties at $11.4 million. On June 22, 2004 the Bankruptcy Court approved the Stipulation and the funding of the Atlantic Richfield settlement, as modified by the Stipulation. The amount of the stipulated liability has been fully accrued in the accompanying financial statements. Pursuant to the Stipulation, commencing in August 2004 and each month thereafter, we pay $500,000 alternately into two escrow accounts, one for the State of Montana and one for Atlantic Richfield, until the total agreed amount is funded. No interest will accrue on the unpaid balance due, and the escrow accounts will remain funded until a final, nonappealable consent decree is entered by the United States District Court. If, however, a consent decree (i) is not executed by the relevant parties, (ii) is not approved by the United States District Court, or (iii) does not become fully effective, then all funds in the escrow accounts will continue to be held in trust pending further court order. The Stipulation incorporates appropriate releases and indemnifications from Atlantic Richfield under the previously negotiated settlement agreement. There can be no assurance that the settlement set forth in the Stipulation will become effective, as the parties to this matter continue to negotiate the terms and conditions of the consent decree.

In anticipation of completion of the consent decree negotiations, CFB filed an application to amend its FERC operating license to allow for the commencement of Stage 1 of the EPA’s proposed plan for the remediation of the Milltown Reservoir superfund site. Stage 1 activities anticipated the permanent drawdown of the Milltown Reservoir and the construction of: (i) the Clark Fork River bypass channel, (ii) a railroad spur to facilitate loading of contaminated sediments to be removed from the reservoir, and (iii) certain equipment access roads. All such construction activity was to take place within FERC jurisdictional areas. On January 19, 2005, the FERC issued an order dismissing CFB’s application, and issuing a notice of intent to accept surrender of CFB’s operating license. Based on certain incorrect assumptions made by the FERC (particularly with respect to the existence of a completed and executed consent decree for the Milltown Reservoir superfund site as of the date of the order), the FERC transferred its complete jurisdiction over the Milltown facility to the EPA and concluded that, based on certain actions to take place during the Stage 1 activities, that such actions demonstrate CFB’s intent to surrender its operating license. Moreover, based upon the operation of Section 121(e) of CERCLA, the FERC concluded that CFB need not file a formal license surrender application. Due to the FERC’s reliance upon certain incorrect assumptions, all relevant parties to the Milltown superfund consent decree negotiations concluded that the order created certain unacceptable risks due, in large part, to the fact that a consent decree addressing the rights and obligations of the various parties with respect to implementation of the Milltown remedial action and restoration plan has not been fully negotiated and approved by the federal district court in Montana. As a result, EPA, the State of Montana, the Atlantic Richfield Company and CFB all filed comments with the FERC on February 18, 2005, requesting that the FERC modify its order to continue jurisdiction over the Milltown facility until entry of a final consent decree. On March 21, 2005 the FERC granted CFB’s motion for clarification and rehearing. On May 4, 2005, the FERC conducted a hearing on CFB’s motion. On May 6, 2005, the FERC issued a written order on CFB’s motion, modifying its January 19, 2005 order to deem the Milltown Dam operating license surrendered upon the effective date of the anticipated consent decree. As a result of this order, the FERC will continue to have jurisdiction over the Milltown Dam until the effective date of anticipated consent decree.

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

On April 15, 2005 Magten and Law Debenture filed an adversary complaint in the Bankruptcy Court against NorthWestern Corporation, Gary Drook, Michael Hanson, Brian Bird, Thomas Knapp and Roger Schrum alleging that NorthWestern and the former and current officers committed fraud by failing to include a sufficient amount of shares in the Class 9 reserve set aside for payment of unsecured claims and thus the confirmation order should be revoked and set aside. While we cannot predict the impact or resolution of Magten’s complaint, we intend to vigorously defend against it.

We, and certain of our present and former officers and directors, were named as defendants in numerous complaints purporting to be class actions which were filed in the United States District Court for the District of South Dakota, Southern Division, alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In June 2003, the complaints were consolidated in the United States District Court for the District of South Dakota and given the caption In Re NorthWestern Corporation Securities Litigation, Case No. 03-4049. In addition, certain of our present and former officers, former directors and NorthWestern, as a nominal defendant, have been named in two shareholder derivative actions commenced in the United States District Court for the District of South Dakota, Southern Division, entitled Deryl Lusty, et al. v. Richard R. Hylland, et al., Case No. CIV034091 and Jerald and Betty Stewart, et al. v. Richard R. Hylland, et al., Case No. CIV034114. In July 2003, these derivative complaints were consolidated in the United States District Court for the District of South Dakota and given the caption In re NorthWestern Corporation Derivative Litigation, Case No. 03-4091.

On February 7, 2004, the parties to the above consolidated securities class actions and consolidated derivative litigation, together with certain other affected persons and parties, reached a tentative settlement of the litigation. On April 19, 2004, the parties and other affected persons signed a memorandum of understanding (MOU) which memorialized the tentative settlement. On June 16, 2004, the parties and other affected persons signed a settlement agreement memorializing the tentative settlement and addressing various issues necessary for federal court approval. We obtained approval of the MOU in the NorthWestern and Netexit bankruptcy cases on October 7, 2004 and September 15, 2004, respectively. Final approval of the consolidated securities class action settlement was granted by the federal District Court at a hearing on December 13, 2004, with a written order issued on January 14, 2005. No timely appeal has been filed from such order. On April 26, 2005, the district court in the consolidated derivative litigation issued an order granting the motion for approval of the settlement, and also issued a final judgment and order of dismissal with prejudice (except that the court will retain jurisdiction to address the attorneys’ fees sought by plaintiffs’ counsel, which will not affect the finality of the judgment). On October 26, 2004 Magten filed a notice of appeal of the Bankruptcy Court’s approval of the MOU. Magten’s appeal of the confirmation order and the order approving the MOU have been consolidated. In

March 2005 we moved to dismiss both appeals on equitable mootness grounds. While we cannot currently predict the impact or resolution of the appeals and our motion to dismiss, we intend to vigorously prosecute our dismissal motion and defend against the appeals as noted. The parties are scheduled to conduct a mediation of all of the outstanding disputes between Magten and NorthWestern on May 12, 2005.

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

Colstrip Electric Limited Partnership (CELP) initiated adversary proceedings against NorthWestern in our Chapter 11 proceedings. CELP sought additional payment for capacity contracted to be provided to NorthWestern under its existing power purchase agreement. On April 24, 2005 the Bankruptcy Court approved a stipulation providing for payment of the remaining cure amount of $350,000 and dismissal of the adversary proceeding. In addition, we intervened in a FERC proceeding, which placed at issue the Qualifying Facility (QF) status of CELP. A FERC judge initially ruled that CELP is a QF and we filed an appeal with the FERC on October 12, 2004. On April 8, 2005 the FERC confirmed the initial ruling that CELP is a QF.

On April 16, 2004 Magten and Law Debenture initiated an adversary proceeding, the QUIPs Litigation, against NorthWestern seeking among other things, to void the transfer of certain assets of CFB to us. In essence, Magten and Law Debenture are asserting that the transfer of the transmission and distribution assets acquired from the Montana Power Company was a fraudulent conveyance because such transfer left CFB insolvent and unable to pay certain claims. The plaintiffs also assert that they are creditors of CFB as a result of Magten owning a portion of the Series A 8.5% Quarterly Income Preferred Securities for which Law Debenture serves as the Indenture Trustee. By its adversary proceeding, the plaintiffs seek, among other things, the avoidance of the transfer of assets, declaration that the assets were fraudulently transferred and are not property of our bankruptcy estate, the imposition of constructive trusts over the transferred assets and the return of such assets to CFB. In August 2004, the Bankruptcy Court granted in part, but denied in part our motion to dismiss the QUIPs Litigation. As a result of filing the appeal of the confirmation order, the Bankruptcy Court has stayed the prosecution of this case until the appeal is finally decided. (In addition to the adversary proceeding filed by Magten and Law Debenture, the plaintiffs in the class action lawsuit entitled McGreevey, et al v. Montana Power Company, et al received approval in our bankruptcy case to initiate similar adversary proceedings. Under the terms of the settlement with the plaintiffs in the McGreevey case discussed below, they would not file such proceeding.) On April 19, 2004, Magten also filed a complaint against certain former and current officers of CFB in U.S. District Court in Montana, seeking compensatory and punitive damages for breaches of fiduciary duties by such officers. Those officers have requested CFB to indemnify them for their legal fees and costs in defending against the lawsuit and any settlement and/or judgment in such lawsuit. On February 9, 2005 we agreed to settlement terms with Magten and Law Debenture to release all claims, including Magten and Law Debenture’s fraudulent conveyance action pending against each other for Magten and Law Debenture receiving the distribution of new common stock and warrants from Class 8(b) in the same amounts as if they had voted to accept the Plan and a distribution from Class 9 of new common stock in the amount of approximately $17.4 million. Prior to seeking approval from the Bankruptcy Court, certain major shareholders and the Plan Committee objected to the settlement on both its economic terms and asserting that the structure of the settlement violated the Plan. After reviewing the objections and undertaking our own analysis of the potential Plan violation, we informed Magten and Law Debenture as well as the Plan Committee and the objecting major shareholders that we would not proceed with the settlement. Magten and Law Debenture filed a motion with our Bankruptcy Court seeking approval of the settlement. On March 10, 2005 the Bankruptcy Court entered an order denying the motion filed by Magten and Law Debenture. Magten and Law Debenture have appealed that order. At this time, we cannot predict the impact or resolution of any of these lawsuits, the appeal or reasonably estimate a range of possible loss, which could be material. An adverse resolution of these lawsuits and/or appeal could harm our business and have a material adverse impact on our financial condition. We intend to vigorously defend against the adversary proceeding, appeal and any subsequently filed similar litigation. The plaintiffs’ claims with respect to the QUIPs Litigation will be treated as general unsecured, or Class 9, claims and will be satisfied out of the share reserve that we established with respect to the Class 9 disputed claims reserve under the plan of reorganization.

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

On November 6, 2003, the Bankruptcy Court approved a stipulation between NorthWestern and the plaintiffs in McGreevey, et al. v. The Montana Power Company, et al. The stipulation provides that litigation, as against NorthWestern, CFB, The Montana Power Company, Montana Power LLC and Jack Haffey, shall be temporarily stayed for 180 days from the date of the stipulation. The stay has been extended. Pursuant to the stipulation and after providing notice to NorthWestern, the plaintiffs may move the Bankruptcy Court for termination of the temporary stay. On July 10, 2004, we and the other insureds under the applicable directors and officers liability insurance policies along with the plaintiffs in the McGreevey case, plaintiffs in the In Re Touch America Holdings, Inc. Securities Litigation and the Touch America Creditors Committee reached a tentative settlement through mediation. Among the terms of the tentative settlement, we, CFB and other parties will be released from all claims in this case, the plaintiffs in McGreevey will dismiss their claims against the third party purchasers of the generation assets and non-regulated energy assets of Montana Power Company including PPL Montana, and a settlement fund in the amount of $67 million (all of which will be contributed by the former Montana Power Company directors and officers liability insurance carriers) will be established. The settlement is subject to the occurrence of several conditions, including approval of the proposed settlement by the Bankruptcy Court in our bankruptcy proceeding, and approval of the proposed settlement by the Federal District Court for the

District of Montana, where the class actions are pending. On April 29, 2005, the Federal District Court in Montana denied the plaintiffs motion for preliminary approval of the proposed settlement without prejudice and ordered the parties to work out their differences and present a global settlement agreement in 60 days; otherwise, the court will order the parties to resume trial preparations. In the event the parties do not reach a global settlement agreement, a settlement is not approved or it does not take effect for any other reason, we intend to vigorously defend against this lawsuit. If we are unsuccessful in defending against this class action lawsuit, the plaintiffs’ litigation claims would be subordinated to our other debt under our Plan, and such claims would be treated as securities, or Class 14, claims under our plan of reorganization, and would be entitled to no recovery against NorthWestern under our Plan. Claims by our current and former officers and directors (and the former officers and directors of The Montana Power Company) for indemnification for these proceedings would be channeled into the Directors and Officers Trust established by the Plan. The plaintiffs could elect to proceed directly against CFB and the assets owned by such entity, which as of December 31, 2004 were not material to our operations or financial position. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition.

In NorthWestern Corporation vs. PPL Montana, LLC vs. NorthWestern Corporation and Clark Fork and Blackfoot, LLC, No. CV-02-94-BU-SHE, (D. MT), we are pursuing claims against PPL Montana, LLC (PPL) due to its refusal to purchase the Colstrip transmission assets under the Asset Purchase Agreement (APA) executed by and between The Montana Power Company (MPC) and PP&L Global, Inc. (PPL Global). NorthWestern claims PPL (PPL Global’s successor-in-interest under the APA) is required to purchase the Colstrip transmission assets for $97.1 million. PPL has also asserted a number of counterclaims against NorthWestern and CFB based in large part upon PPL’s claim that MPC and/or NorthWestern Energy breached two Wholesale Transition Service Agreements and certain indemnification obligations under the APA in the approximate amount of $120 million. PPL also filed a proof of claim and an amended proof of claim against NorthWestern’s bankruptcy estate which asserts substantially the same claims as the PPL counterclaim. Our Bankruptcy Court transferred all the claims for resolution to the federal court in Montana. On May 5, 2005 the parties announced a settlement in principle of all claims which settlement is subject to Plan Committee review, federal court dismissal of the lawsuit and may require our Bankruptcy Court approval. In the event the settlement is not approved or fails for any other reason, we intend to vigorously defend against the PPL claims in federal court as well as vigorously prosecute our claims against PPL. We cannot currently predict the impact or resolution of the claims or this litigation or reasonably estimate a range of possible loss on the counterclaims, which could be material to the disputed claims reserve. PPL’s counterclaims with respect to this litigation will be treated as general unsecured, or Class 9, claims and will be satisfied out of the share reserve that we established with respect to the Class 9 disputed claims reserve under the plan of reorganization.

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

We, and certain of our former officers and directors, were named as defendants in certain complaints filed against CornerStone Propane Partners, LP and other defendants purporting to be class actions filed in the United States District Court for the Northern District of California by purchasers of units of CornerStone Propane Partners alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Through November 1, 2002, we held an economic equity interest in a subsidiary that serves as the managing general partner of CornerStone Propane Partners, LP. Certain former officers and directors of NorthWestern who are named as defendants in certain of these actions have also been sued in their capacities as directors of the managing general partner. These complaints allege that defendants sold units of CornerStone Propane Partners based upon false and misleading statements and failed to disclose material information about CornerStone Propane Partners’ financial condition and future prospects, including overpayment for acquisitions, overstating earnings and net income, and that it lacked adequate internal controls. All of the lawsuits have now been consolidated and Gilbert H. Lamphere has been named as lead plaintiff. The actions have been stayed as to NorthWestern due to its bankruptcy filing. On October 27, 2003, the plaintiffs filed an amended consolidated class action complaint. The new complaint does not name NorthWestern as a defendant, although it alleges facts relating to NorthWestern’s conduct. Certain of our former officers and directors are named as defendants in the amended consolidated complaint. The plaintiffs seek compensatory damages, prejudgment and postjudgment interest and costs, injunctive relief, and other relief. On November 6, 2003, the Bankruptcy Court entered an order approving a stipulation between NorthWestern and plaintiffs in this litigation. The stipulation provides that litigation as against NorthWestern shall be temporarily stayed for 180 days from the date of the stipulation. The stay has been extended. Pursuant to the stipulation and after providing notice to NorthWestern, the plaintiffs may move the Bankruptcy Court for termination of the temporary stay. On March 2, 2004, the plaintiffs filed a corrected consolidated amended complaint against CornerStone and the individual defendants, which also did not name NorthWestern. In June 2004, CornerStone Propane Partners, LP along with its subsidiaries and affiliates filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of that filing this case is now stayed against CornerStone Propane Partners and other named subsidiaries and affiliates. On June 24, 2004 the District Court issued an order removing the consolidated class action from the court’s active calendar in light of the bankruptcy filing by CornerStone. On September 14, 2004 the plaintiffs filed a motion seeking an order restoring the case to the court’s active calendar as to the individual defendants. On November 19, 2004 the District Court granted that motion. If we are named in the lawsuit, we intend to vigorously defend any claims asserted against us by these lawsuits. To the extent such claims are prepetition claims, such claims would be extinguished under the confirmation order. If the claims are not extinguished, the plaintiffs’ claims with respect to this litigation would be treated as securities, or Class 14, claims and would be entitled to no recovery under the plan of reorganization. Any claims in this litigation for indemnification from our officers and directors, would be channeled into the Directors and Officers Trust to the extent that they are indemnification claims.

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

Certain of our former officers and directors, and CornerStone Propane Partners, LP, as a nominal defendant, are among other defendants named in two derivative actions commenced in the Superior Court for the State of California, County of Santa Cruz, entitled Adelaide Andrews v. Keith G. Baxter, et al., Case No. CV146662 and Ralph Tyndall v. Keith G. Baxter, et al., Case No. CV146661. These derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal unitholder suits. The plaintiffs seek unspecified compensatory damages, treble damages pursuant to the California Corporations Code, injunctive relief, restitution, disgorgement, costs, and other relief. The case has now been stayed against CornerStone due to its bankruptcy filing. The former officers and directors have requested the Company indemnify them for their legal fees and costs in defending against the lawsuits and any settlement and/or judgment in such lawsuits. Claims by our former officers and directors for indemnification with respect to these proceedings would be channeled into the Directors and Officers Trust under the terms of the Plan.

On April 30, 2003, Mr. Richard Hylland, our former President and Chief Operating Officer, filed a demand for arbitration of contract claims under his employment agreement, as well as tort claims for defamation, infliction of emotional distress and tortious interference and a claim for punitive damages. Mr. Hylland is seeking relief in the amount of $25 million, plus interest, attorney’s fees, costs, and punitive damages. Mr. Hylland has also filed claims in our bankruptcy case similar to the claims in his arbitration demand. We dispute Mr. Hylland’s claims and intend to vigorously defend the arbitration and object to Mr. Hylland’s claims in our bankruptcy case. On May 6, 2003, based on the recommendations of the Special Committee of the NorthWestern Board of Directors formed to evaluate Mr. Hylland’s performance and conduct in connection with the management of NorthWestern and its subsidiaries, the Board determined that Mr. Hylland’s performance and conduct as President and Chief Operating Officer warranted termination under his employment contract. As a result of the confirmation of our plan of reorganization, this arbitration has commenced with parties having filed dispositive motions. We expect the arbitrator will rule on those motions in the next few months. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, but we intend to defend the matter vigorously. Mr. Hylland has asked our Bankruptcy Court to decide if some of his benefits he claims he is due under his employment agreement should be paid by NorthWestern and not from the Class 9 reserve. The Bankruptcy Court has ruled that an arbitrator should resolve the issue of whether or not such benefits can be terminated by NorthWestern and what amount, if any, should be allowed Mr. Hylland as a result of such termination. It is our position that Mr. Hylland’s claims with respect to this proceeding would be treated as unsecured general, or Class 9, claims and would be satisfied out of the share reserve that we have established.

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

In April 2005, a group of former employees of the Montana Power Company filed a lawsuit in the state court of Montana against us and certain officers styled Ammondson, et al. v. NorthWestern Corporation, et al., Case No. DV-05-97. The former employees have alleged that by moving to terminate their supplemental retirement contracts in our bankruptcy proceeding without having listed as claimants or given them notice of the disclosure statement and plan or reorganization in our bankruptcy case that we breached those contracts, and breached a covenant of good faith and fair dealing under Montana law and by virtue of filing a complaint in our Bankruptcy Case against those employees from seeking to prosecute their state court action against NorthWestern, we had engaged in malicious prosecution and subject to punitive damages. Our Bankruptcy Court on May 4, 2005 found that it did not have jurisdiction over these contracts, dismissed our action against these former employees, and transferred our motion to terminate the contracts to Montana state court where the former employees lawsuit is pending. We intend to vigorously defend against this lawsuit. We cannot currently predict the impact of this litigation or reasonably estimate a range of possible loss, which could be material.

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

Each year we submit a natural gas tracker filing for recovery of natural gas costs. The MPSC reviews such filings and makes a determination as to whether or not our natural gas procurement activities were prudent. If the MPSC finds that we have not exercised prudence, it can disallow such costs. On July 3, 2003 the MPSC issued orders disallowing the recovery of certain gas supply costs for the 2003 and 2004 tracker years. The MPSC also rejected a motion for reconsideration filed by us on July 14, 2003. We filed suit in Montana state court on July 28, 2003, seeking to overturn the MPSC’s decision to disallow recovery of these costs. A tracker year runs from July to June, and because of the MPSC orders, we were disallowed recovery of $6.2 million and $4.6 million for the 2003 and 2004 tracker years, respectively. The MPSC has approved a stipulation between us and the Montana Consumer Counsel regarding the recovery of natural gas costs for the 2003 and 2004 tracking years. With this stipulation as a foundation, we are working with the MPSC to settle the District Court case, including the recovery of $4.6 million of these previously disallowed gas costs. If the MPSC and District Court approve the settlement, which we expect in the second quarter of 2005, then we would record a gain of $4.6 million.

We are also subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

Disputed Claims Reserve

Upon consummation of our plan of reorganization, we established a reserve of approximately 4.4 million shares of common stock from the shares allocated to holders of our trade vendor claims in excess of $20,000 and holders of Class 9 unsecured claims. The shares held in this reserve may be used to resolve various outstanding unsecured claims and unliquidated litigation claims, to the extent these claims were not resolved or deemed allowed upon consummation of our plan of reorganization. If these claims ultimately exceed the reserve, then such claimants would share pro rata as to the shares, if any, remaining in the reserve. We have surrendered control over the common stock provided with respect to the Class 9 reserve and the shares so reserved are administered by our transfer agent; therefore we recognized the issuance of the common stock upon emergence. If excess shares remain in the reserve after satisfaction of all obligations, such amounts would be reallocated pro rata to the allowed Class 7 and 9 claimants.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references to “we,” “us,” “our” and “NorthWestern” refer specifically to NorthWestern Corporation and its subsidiaries. “Predecessor Company” refers to us prior to emergence from bankruptcy (operations prior to October 31, 2004). “Successor Company” refers to us after emergence from bankruptcy (operations after November 1, 2004).

OVERVIEW

On September 14, 2003 (the Petition Date), the Predecessor Company filed a voluntary petition for relief under the provisions of Chapter 11 of the Federal Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court). On October 19, 2004, the Bankruptcy Court entered an order confirming our Plan of Reorganization (Plan) and the Plan became effective on November 1, 2004.

Between September 14, 2003 and November 1, 2004, the Predecessor Company operated as a debtor-in-possession under the supervision of the Bankruptcy Court. Our financial statements for reporting periods within that timeframe were prepared in accordance with the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In accordance with SOP 90-7, we applied the principles of fresh-start reporting as of the close of business on October 31, 2004.

Status of Noncore Asset Sales Efforts

We are also attempting to sell our interest in Montana Megawatts I, LLC, or MMI, our indirect wholly-owned subsidiary that owns the Montana First Megawatts generation project, a partially constructed, 260 megawatt, natural gas-fired, combined-cycle electric generation facility located in Great Falls, Montana. On February 17, 2005, our subsidiary, NorthWestern Generation I, LLC, the sole member of MMI, entered into a non-binding letter of intent to sell all of the member interest of MMI to a non-affiliated third party. Under the terms of the letter of intent, MMI will sell all generation assets. Upon completion of the sale of the generation assets or transfer of ownership of these assets from the MMI entity, the buyer will acquire MMI and all remaining assets held by the entity. Any sale will be subject to board approval.

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

Qualifying Facilities Liability

Certain Qualifying Facilities, or QFs, require us to purchase minimum amounts of energy at prices ranging from $65 to $138 per megawatt hour through 2029. As of March 31, 2005, our gross contractual obligation related to the QFs is approximately $1.7 billion. A portion of the costs incurred to purchase this energy is recoverable though rates authorized by the MPSC, totaling approximately $1.3 billion through 2029. Upon adoption of fresh-start reporting, we recomputed the fair value of the liability to be approximately $143.8 million based on the net present value of the difference between our obligations under the QFs and the related amount recoverable. During the first quarter of 2005 we amended one of these contracts, which reduced our capacity and energy rates over the term of the contract (through 2028). As a result of this amendment, we reduced our QF liability based on the new rates, resulting in a $4.9 million gain. At March 31, 2005, our estimated QF liability was $136.3 million. The determination of the discount rate used to establish this liability was a significant assumption. We determined the appropriate discount rate to be 7.75%, in accordance with Statement of Financial Accounting Concepts No. 7, Using Cash Flow Information and Present Value in Accounting Measures. We believe that 7.75% approximates the rate we could have negotiated with an independent lender for a similar transaction under comparable terms and conditions as of the fresh-start reporting date. In computing the liability, we have also had to make various estimates in relation to contract costs, capacity utilization, and recoverable amounts. Actual QF utilization and future regulatory changes relating to QFs could significantly impact our results of operations.

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

Regulatory Assets and Liabilities

Our regulated operations are subject to the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulations. Our regulatory assets are the probable future revenues associated with certain costs to be recovered from customers through the ratemaking process, including our estimate of amounts recoverable for natural gas and default electric supply purchases. Regulatory liabilities are the probable future reductions in revenues associated with amounts to be credited to customers through the ratemaking process. If any part of our operations become no longer subject to the provisions of SFAS No. 71, then we would need to evaluate the probable future recovery of or reduction in revenue with respect to the related regulatory assets and liabilities. In addition, we would need to determine if there was any impairment to the carrying costs of deregulated plant and inventory assets.

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

Income Taxes

We realized approximately $558 million of cancellation of indebtedness (COD) income in 2004. For tax purposes, we were not required to include any COD income in our taxable income when we emerged, however we will be required to reduce certain tax attributes up to the amount of COD income. As a general rule, tax attributes are reduced in the following order: (a) net operating losses (NOLs), (b) most tax credits, (c) capital loss carryovers, (d) tax basis in assets, and (e) foreign tax credits. Under a certain tax code election, we are considering reducing a combination of attributes, consisting of tax basis in depreciable assets and NOLs. While we made assumptions related to the reduction of these attributes, the ultimate amounts of each reduction will not be determined until we finalize our tax return for 2004, which will be filed by September 15, 2005. Changes in our assumptions related to these attribute reductions could materially impact the tax basis of our depreciable assets and the amount of NOLs available to utilize against future income. Additionally, under our plan of reorganization, there was a “ownership change” as defined under Internal Revenue Code Section 382 in connection with our emergence from bankruptcy, which provides an annual limit on the ability to utilize our NOLs. Based on this limitation and our current assumptions, we estimate the majority of our NOLs will be utilized. Upon the adoption of fresh-start reporting, we removed substantially all of the valuation allowance against our deferred tax assets because, based on our current projections, we believe it is more likely than not that these assets will be realized. While we believe our assumptions are reasonable, changes to these assumptions could materially impact our results.

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

RESULTS OF OPERATIONS

The following is a summary of our results of operations for the three month periods ended March 31, 2005 and 2004. Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments. This discussion is followed by a more detailed discussion of operating results by segment.

OVERALL CONSOLIDATED RESULTS

Consolidated revenues in the first quarter 2005 were $335.1 million, an increase of $29.5 million, or 9.6%, over the same period 2004. Revenue from our regulated businesses increased primarily due to higher supply costs of $27.8 million, including $18.2 million from our regulated gas segment and $9.6 million from our regulated electric segment. In addition, regulated electric transmission and distribution revenue increased $3.3 million from a 3.2% increase in volumes. Our unregulated gas segment revenues increased $9.6 million from an increase in both volumes and supply cost, and our unregulated electric revenues increased $6.7 million due primarily to higher market prices. The increase in revenues was primarily offset by $15.2 million in higher intersegment eliminations due to increased sales by our unregulated segments to our regulated segments.

Consolidated cost of sales in the first quarter 2005 was $190.4 million, an increase of $17.4 million, or 10.1%, over the same period 2004. Consistent with revenue, the increase in our regulated business was primarily due to higher supply costs, including an increase of $17.1 million in our regulated gas segment and a $3.1 million increase in our regulated electric segment. In addition, our unregulated gas costs increased $10.2 million, primarily due to higher average gas prices, and our unregulated electric supply costs increased $1.7 million. Partially offsetting this increase was a $15.4 million increase in intersegment eliminations.

Consolidated gross margin in the first quarter 2005 was $144.7 million, an increase of $12.0 million, or 9.0%, over gross margin of $132.7 million in 2004. Margin as a percentage of revenues decreased to 43.2% for 2005, from 43.4% for 2004. Gross margin as a percentage of revenue is primarily impacted by the fluctuations that occur in regulated electric and natural gas supply costs, which are typically collected in rates from customers. While these fluctuations impact gross margin as a percentage of revenue, they only impact gross margin amounts if they cannot be passed through to customers. Margins in our regulated electric segment increased $7.6 million primarily due to a $4.9 million gain related to a QF contract amendment. This amendment reduces our capacity and energy rates over the term of the contract (through 2028) and we have reduced our QF liability based on the new rates. In addition, our unregulated electric segment margins increased $5.0 million primarily due to higher market prices.

Consolidated operating, general and administrative expenses were flat in 2005 as compared to the first quarter of 2004. Within operating, general and administrative expenses, our pension expense increased approximately $2.3 million in 2005, however this was offset by a lease expense decrease of approximately $2.5 million of in the first quarter of 2005 due to the extension of our operating lease for the Colstrip Unit 4 generation facility. Property and other taxes were $18.2 million in 2005 as compared to $17.9 million in 2004. Depreciation expense was $18.7 million in 2005 as compared to $18.2 million in 2004.

Reorganization items consists of bankruptcy related professional fees and expenses. These expenses totaled $3.4 million in 2005 as compared to $6.8 million in 2004. While we have emerged from bankruptcy, we are still incurring reorganization related professional fees, primarily associated with the resolution of the QUIPs litigation and the resolution of other disputed Class 9 claims. We continue to pay professional fees incurred by the Plan Committee in addition to our own professional fees.

Consolidated operating income in 2005 was $47.8 million, as compared to $33.0 million in 2004. This $14.8 million increase was primarily due to the higher margins and decreased expense related to reorganization items noted above.

Consolidated interest expense in 2005 was $16.3 million, a decrease of $5.4 million, or 25.0%, from 2004. This decrease was primarily attributable to our November 1, 2004 financing transaction, which replaced our $390 million senior secured term loan with lower interest rate debt. On November 1, 2004, we entered into a $125 million, five-year revolving loan tranche and a $100 million, seven-year term loan tranche, both of which bears interest at a variable rate tied to the London Interbank Offered Rate

(approximately 4.5% as of March 31, 2005). In addition, we issued $225 million of our 5.875% senior secured notes due November 1, 2014. Our former $390 million senior secured term loan incurred interest at a variable rate tied to the Eurodollar rate, plus a spread of 5.50% (approximately 6.7% as March 31, 2004).

Consolidated provision for income taxes in 2005 was $13.7 million as compared to a benefit of $0.1 million in 2004. While we were in bankruptcy, we maintained a valuation allowance against our deferred tax assets. Due to our significant net operating losses, the valuation allowance had the effect of minimizing our income tax expense as most changes were offset by an increase or decrease in the valuation allowance. Upon emergence from bankruptcy, we reduced our valuation allowance; therefore we expect our effective tax rate to range between 38% and 43% in 2005. For the first quarter of 2005, our effective tax rate was 42.6%. Many of the professional fees associated with our reorganization are not deductible for tax purposes which increases our effective tax rate. While we reflect an income tax provision in our financial statements, we expect our cash payments for income taxes will be minimal for the next 4-5 years, based on our anticipated use of net operating losses.

Income from discontinued operations in 2005 was $0.5 million as compared to $4.9 million in 2004. The 2004 results were due primarily to gains realized on the disposal of Blue Dot locations.

Consolidated net income in the first quarter of 2005 was $18.9 million, an increase of $1.9 million, or 11.4%, over $17.0 million in the first quarter 2004. This improvement was primarily related to the higher margins and decreased operating and interest expenses discussed above. The increase in income taxes and decrease in discontinued operating results noted above partly offset this improvement.

Factors Affecting Results of Continuing Operations

Our revenues may fluctuate substantially with changes in supply costs, which are typically collected in rates from customers and therefore do not impact gross margin. Revenues are also impacted to a lesser extent by customer usage, which is primarily affected by weather and growth. In addition, various regulatory agencies approve the prices for electric and natural gas utility service within their respective jurisdictions and regulate our ability to recover costs from customers.

REGULATED OPERATIONS

Regulated Electric Utility Segment

	Results (in millions)
	2005	2004	Change	Change %
Electric supply revenue	$69.8	$60.2	$9.6	15.9%
Transmission & distribution revenue	70.9	67.6	3.3	4.9
Rate schedule revenue	140.7	127.8	12.9	10.1
Transmission	9.2	10.4	(1.2)	(11.5)
Wholesale	2.6	3.0	(0.4)	(13.3)
Miscellaneous	1.9	1.8	0.1	5.6
Total Revenues	$154.4	$143.0	$11.4	8.0
Supply costs	65.5	62.4	3.1	5.0
Other cost of sales	4.6	3.9	0.7	17.9
Total Cost of Sales	$70.1	$66.3	$3.8	5.7
Gross Margin	$84.3	$76.7	$7.6	9.9%
% GM/Rev	54.6%	53.6%

	Volumes MWH (in thousands)
	2005	2004	Change	Change %
Retail Electric—Montana
Residential	599	582	17	2.9%
Commercial	754	738	16	2.2
Industrial	755	723	32	4.4
Other	19	15	4	26.7
Total Montana	2,127	2,058	69	2.4%
Retail Electric—South Dakota
Residential	129	130	(1)	0.8%
Commercial	188	181	7	3.9
Other	5	5	—	—
Total South Dakota	322	316	6	1.9%
Total Retail Electric	2,449	2,374	75	3.2%
Wholesale Electric—SD	71	101	(30)	(29.7)%

Rate Schedule Revenue

Rate schedule revenue consists of revenue earned from customers for electric supply and transmission and distribution of electricity. Rate schedule revenue includes fully bundled rates for supplying, transmitting, and distributing electricity to customers who utilize us as their commodity supplier. Customers that have chosen other commodity suppliers are billed for moving their electricity across our lines and their distribution revenues are reflected as rate schedule revenue, while their transmission revenues are reflected as transmission revenue.

Electric rate schedule revenue in the first quarter of 2005 increased $12.9 million, or 10.1% over results in the first quarter of 2004. This increase consisted of $9.6 million related to increased supply costs and $3.3 million related to increased transmission and distribution revenues. Supply costs increased $7.5 million from higher average rates and $2.1 million from a 3.2% increase in volumes. This increase in volumes was also the primary cause of the transmission and distribution revenue increase, with a 2.9% increase in volumes used by our residential customers and a 2.2% increase in volumes used by our commercial customers.

Transmission Revenue

Transmission revenue consists of revenue earned for transmitting energy across our lines for customers who select other suppliers and for off-system, or open access, customers. Transmission revenues in Montana can fluctuate substantially from year to year based on market conditions in surrounding states. For example, if energy costs are substantially higher in California than in states to our east, suppliers may realize more profit by transmitting electricity across our lines into the California market than by buying electricity within California. We refer to these differences as price differentials. The absence of price differentials in the market and a renegotiated transmission contract caused the $1.2 million, or 11.5%, decrease in transmission revenue.

Wholesale Revenues

Wholesale revenues are derived from our joint ownership in generation facilities. Excess power not used by our South Dakota customers is sold in the wholesale market. These revenues decreased $0.4 million, or 13.3%, primarily due to a $1.1 million, or 29.7%, decrease in volumes sold in the secondary markets offset by $0.7 million, or 23.7% higher average prices.

Gross Margin

Gross margin in the first quarter of 2005 increased $7.6 million, or 9.9% over the first quarter 2004, primarily due to decreases in out of market costs of approximately $6.0 million associated with our QF contracts. These costs can differ substantially from year to year depending on the actual output of the QF’s as compared to the estimates we used in recording our QF liability. In the first quarter of 2005 we recognized a gain of approximately $4.9 million due to the contract amendment discussed above. In the first quarter of 2004 we recognized $1.1 million of expense associated with QF out of market costs, as actual output exceeded our estimate.

Margin as a percentage of revenues increased to 54.6% for 2005, from 53.6% for 2004. Gross margin as a percentage of revenue is largely impacted by the fluctuations that occur in power supply costs, which are typically collected in rates from customers. While these fluctuations impact gross margin as a percentage of revenue, they only impact gross margin amounts if they cannot be passed through to customers.

Volumes

Regulated retail electric volumes in the first quarter of 2005 totaled 2,448,675 MWHs, compared with 2,373,630 MWHs in the same period in 2004. Regulated wholesale electric volumes in the first quarter of 2005 were 70,553 MWHs, compared with 101,393 MWHs in the same period in 2004. Regulated wholesale electric volumes decreased during the first quarter of 2005 due to decreased volumes sold in the secondary market resulting from lower generation plant availability.

Regulated Natural Gas Utility Segment

	Results (in millions)
	2005	2004	Change	Change %
Gas supply revenue	$87.2	$72.7	$14.5	19.9%
Transportation, distribution & storage revenue	35.8	36.3	(0.5)	(1.4)
Rate schedule revenue	123.0	109.0	14.0	12.8
Sales for resale	10.1	6.4	3.7	57.8
Transportation	4.3	4.3	—	—
Miscellaneous	1.2	1.5	(0.3)	(20.0)
Total Revenues	$138.6	$121.2	$17.4	14.4
Supply costs	87.2	73.8	13.4	18.2
Sales for resale costs	10.1	6.4	3.7	57.8
Other cost of sales	1.1	0.8	0.3	37.5
Total Cost of Sales	$98.4	$81.0	$17.4	21.5
Gross Margin	$40.2	$40.2	$—	—%
% GM/Rev	29.0%	33.2%

	Volumes MMbtu (in thousands)
	2005	2004	Change	Change %
Retail Gas—Montana
Residential	5,296	5,294	2	—%
Commercial	2,588	2,578	10	—
Industrial	84	100	(16)	(16.0)
Other	47	47	—	—
Total Montana	8,015	8,019	(4)	—%
Retail Gas—South Dakota
Residential	1,500	1,576	(76)	(4.8)
Commercial	970	965	5	0.5
Other	5	5	—	—
Total South Dakota	2,475	2,546	(71)	(2.8)
Retail Gas—Nebraska
Residential	1,292	1,446	(154)	(10.7)%
Commercial	1,155	1,201	(46)	(3.8)
Other	2	2	—	—
Total Nebraska	2,449	2,649	(200)	(7.6)%
Total Retail Gas	12,939	13,214	(275)	(2.1)%

Rate Schedule Revenue

Rate schedule revenue consists of revenue earned from customers receiving supply, transportation, and distribution of natural gas. Rate schedule revenue includes fully bundled rates for supplying, transporting, and distributing natural gas to customers who utilize us as their commodity supplier. Customers that have chosen other commodity suppliers are billed for moving their natural gas through our pipelines and their distribution revenues are reflected as rate schedule revenue, while their transportation revenues are reflected as transportation revenue.

Gas supply revenues in the first quarter of 2005 increased $14.5 million, or 19.9% over results in the first quarter of 2004. This increase consisted of $16.4 million due to increased supply costs partially offset by a $1.9 million, or 2.1%, decrease in volumes. While we are currently recovering in revenue an amount equal to our supply costs, in the first quarter 2004, our supply costs exceeded our supply revenues due to a $0.9 million disallowance by the MPSC. Transmission, distribution and storage revenue decreased slightly in 2005 due to the decrease in volumes.

Sales for Resale

Revenue from sales for resale increased $3.7 million, or 57.8%, due to sales of excess purchased gas in the secondary markets. As the sales of excess purchased gas are also reflected in cost of sales, there is no gross margin impact.

Transportation Revenue

Transportation revenue consists of revenue earned for transporting natural gas through our pipelines for customers who select other suppliers and for off-system, or open access, customers. Transportation revenue remained flat for the first quarter 2005 as compared to the same period 2004.

Gross Margin

Gross margin was $40.2 million in the first quarter 2005, which remained flat with the first quarter 2004. While we expensed $0.9 million in gas costs disallowed by the MPSC in the first quarter of 2004, this was offset by a slight decrease in transmission, distribution, and storage and miscellaneous revenues in the first quarter of 2005.

On July 3, 2003 the MPSC issued orders disallowing the recovery of certain gas supply costs for the 2003 and 2004 tracker years. The MPSC also rejected a motion for reconsideration filed by us on July 14, 2003. We filed suit in Montana state court on July 28, 2003, seeking to overturn the MPSC’s decision to disallow recovery of these costs. A tracker year runs from July to June, and because of the MPSC orders, we were disallowed recovery of $6.2 million and $4.6 million for the 2003 and 2004 tracker years, respectively. The MPSC has approved a stipulation between us and the Montana Consumer Counsel regarding the recovery of natural gas costs for the 2003 and 2004 tracking years. With this stipulation as a foundation, we are working with the MPSC to settle the District Court case, including the recovery of $4.6 million of these previously disallowed gas costs. If the MPSC and District Court approve the settlement, which we expect in the second quarter of 2005, then we would record a gain of $4.6 million.

Margin as a percentage of revenue decreased to 29.0% for 2005, from 33.2% for 2004. Gross margin as a percentage of revenue is largely impacted by the fluctuations that occur in gas supply costs, which are typically collected in rates from customers. While these fluctuations impact gross margin as a percentage of revenue, they only impact gross margin amounts if they cannot be passed through to customers.

Regulated retail natural gas volumes were 12,939,339 MMbtu (million British Thermal Units) during the first quarter of 2005, compared with 13,214,227 MMbtu or a 2.1% decline from the same period in 2004. The decline in volumes in the first quarter of 2005 was due primarily to warmer than normal historic weather in all regulated markets.

UNREGULATED OPERATIONS

Unregulated Electric Segment

Our unregulated electric segment reflects the operations of our Colstrip Unit 4 division and CFB’s results arising from the ownership and operation of the three megawatt Milltown Dam hydroelectric facility.

	Results (in millions)
	2005	2004	Change	Change %
Total Revenues	$24.4	$17.7	$6.7	37.9%
Supply costs	5.7	3.3	2.4	72.7
Wheeling costs	0.7	1.4	(0.7)	(50.0)
Total Cost of Sales	$6.4	$4.7	$1.7	36.2
Gross Margin	$18.0	$13.0	$5.0	38.5%
% GM/Rev	73.8%	73.4%

	Volumes MWH (in thousands)
	2005	2004	Change	Change %
Wholesale Electric Montana	511	454	57	12.6%

Revenue

Unregulated electric revenue increased $6.7 million, or 37.9%, due primarily to higher market prices.

Gross Margin

Gross margin increased $5.0 million, or 38.5%, primarily due to higher market prices partially offset by a $2.4 million increase in supply costs.

Unregulated electric volumes were 510,745 MWHs in the first quarter of 2005, compared with 454,264 MWHs in the same period in 2004. The 2005 increase in volumes was due primarily to improved generation plant availability.

Unregulated Natural Gas Segment

Our unregulated natural gas segment reflects the operations of our subsidiary, NorthWestern Services Corporation, which markets gas supply services to large volume customers and, through its subsidiary, operates a pipeline that provides gas supply and distribution services. In addition, this segment also reflects the results of our unregulated Montana retail propane operations.

	Results (in millions)
	2005	2004	Change	Change %
Total Revenue	$50.3	$40.7	9.6	23.6%
Supply costs	47.8	37.6	10.2	27.1
Gross Margin	$2.5	$3.1	(0.6)	(19.4)%
% GM/Rev	5.0%	7.6%

	Volumes MMbtu (in thousands)
	2005	2004	Change	Change %
Wholesale Gas—South Dakota	4,158	3,860	298	7.7%
Wholesale Gas—Nebraska	2,854	2,493	361	1.4
Total Wholesale Gas	7,012	6,353	659	10.4%

Revenue

Unregulated natural gas revenue increased $9.6 million, or 23.6%, due primarily to a $4.6 million, or 10.4%, increase in volumes and a $5.2 million, or 13.5%, increase in average price.

Gross Margin

Gross margin decreased $0.6 million, or 19.4%, primarily due to losses recorded on out of market fixed price sales contracts.

Unregulated wholesale natural gas volumes totaled 7,012,125 MMbtu in the first quarter of 2005, compared with 6,353,169 MMbtu during the same period in 2004. The 10.4% increase in volumes in the first quarter of 2005 was due primarily to volumes sold to ethanol facilities in South Dakota.

DISCONTINUED OPERATIONS

During the second quarter of 2003, we committed to a plan to sell or liquidate our interest in Netexit and Blue Dot. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classified the results of operations of Netexit and Blue Dot as discontinued operations.

Discontinued Communications Segment Operations

In order to wind-down its affairs in an orderly manner, Netexit and its subsidiaries filed for bankruptcy protection on May 4, 2004. Netexit currently holds approximately $66 million in cash, which is included in current assets of discontinued operations on our consolidated financial statements. We have agreed to and the Bankruptcy Court has ordered mediation with Netexit’s official committee of unsecured creditors and another Netexit claimant in an attempt to resolve outstanding issues related to Netexit’s liquidating plan of reorganization. Additionally, Netexit’s creditors committee has indicated that NorthWestern’s claims against Netexit may be subject to avoidance and/or subordination under operative provisions of the Bankruptcy Code. We intend to vigorously defend against any efforts to invalidate or subordinate our claims against Netexit, but we cannot currently predict the resolution of any litigation with respect to the validity of NorthWestern’s claims against Netexit. Netexit may incur significant additional expenses related to the bankruptcy filing and may incur additional losses related to the resolution of open claims. Pending the resolution of open claims by Netexit creditors, the proceeds from the sale remain at Netexit and distributions to NorthWestern could be delayed until the effective date of Netexit’s liquidating plan of reorganization.

Summary financial information for the discontinued Netexit operations is as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues	$—	$—
Income before income taxes	$715	$1,666
Income tax provision	—	—
Income from discontinued operations, net of income taxes	$715	$1,666

Blue Dot has one remaining business. Summary financial information for the discontinued Blue Dot operations is as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues	$723	$16,593
Loss before income taxes	$(191)	$(4,293)
Gain on disposal	—	7,549
Income tax provision	—	—
(Loss) Income from discontinued operations, net of income taxes	$(191)	$3,256

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2005, we used existing cash to repay $12.0 million of debt. We also paid dividends on common stock of $7.8 million on March 31, 2005. On April 22, 2005, we used cash on hand to make an early principal payment of $25 million on our senior secured term loan B. We are focused on maintaining a strong liquidity position and strengthening our balance sheet, thereby improving our credit profile. We believe that our cash on hand, operating cash flows, and borrowing capacity (currently approximately $100 million remaining revolver availability), taken as a whole, provide sufficient resources to fund our ongoing operating requirements, 2005 debt maturities, anticipated dividends and estimated future capital expenditures.

In addition, we anticipate receiving approximately $20 million to $25 million from the sale of MMI’s generation equipment.

Credit Ratings

Standard & Poor’s Ratings Group (S&P), Moody’s Investors Service (Moody’s) and Fitch Investors Service (Fitch) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of May 1, 2005, our ratings with these agencies are as follows:

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

As of March 31, 2005, cash and cash equivalents were $77.3 million, compared with $17.1 million at December 31, 2004, and $96.1 million as of March 31, 2004. Cash provided by continuing operations totaled $94.0 million during the three months ended March 31, 2005, compared to $98.0 million during the three months ended March 31, 2004. We anticipate our cash flows from operations to decrease during the second quarter. As our electric and natural gas utility business is seasonal and the weather is typically milder during the second quarter, we typically see reduced revenues during this time period. In addition, during the second quarter of 2005 we expect to make property tax payments of approximately $30 million and an operating lease payment of approximately $16 million.

Cash used in investing activities totaled $13.4 million in the first quarter of 2005 compared to $12.9 million in 2004. Cash used during 2005 and 2004 was principally due to property, plant and equipment additions.

Cash used in financing activities totaled $20.3 million in the first quarter of 2005 compared to $4.2 million in 2004. In 2005 we paid dividends on common stock of $7.8 million and made scheduled principal payments on debt of $12.0 million. Cash used during 2004 was for scheduled principal payments on debt.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of March 31, 2005 for each of the periods presented. See our Annual Report on Form 10-K for the year ended December 31, 2004 for additional discussion.

	Total	2005	2006	2007	2008	2009	Thereafter
	(in thousands)
Debt:
Senior Secured Term Loan B(1)	$99,750	$750	$1,000	$1,000	$1,000	$1,000	$95,000
South Dakota Mortgage Bonds, 5.875% 7.00% and 7.10%	179,000	60,000	—	—	—	—	119,000
South Dakota Pollution Control Obligations, 5.85% and 5.90%	21,350	—	—	—	—	—	21,350
Montana First Mortgage Bonds, 5.875% 7.00%, 7.30%, 8.25% and 8.95%	311,365	—	150,000	365	—	—	161,000
Discount on Montana First Mortgage Bonds	(2,355)	—	—	—	—	—	(2,355)
Montana Pollution Control Obligations, 6.125% and 5.90%	170,205	—	—	—	—	—	170,205
Montana Natural Gas Transition Bonds, 6.20%	39,720	2,014	4,712	5,248	5,391	5,862	16,493
Capital leases(2)	5,984	1,493	1,759	1,152	667	189	724
	825,019	64,257	157,471	7,765	7,058	7,051	581,417
Future minimum operating lease payments(3)	312,095	33,204	33,473	32,909	32,294	32,245	147,970
Estimated Pension and Other Postretirement Obligations(4)	114,000	25,000	25,000	25,000	25,000	14,000	N/A
Qualifying Facilities(5)	1,672,329	54,644	56,398	58,420	60,574	62,598	1,379,695
Supply and Capacity Contracts(6)	1,483,532	298,413	268,443	181,765	115,403	108,831	510,677
Interest payments on debt	484,811	44,238	46,458	35,925	35,000	34,672	288,518
Total Commitments	$4,891,786	$519,756	$587,243	$341,784	$275,329	$259,397	$2,908,277

(1)          The Senior Secured Term Loan B is secured by $72 million and $28 million of our Montana and South Dakota First Mortgage Bonds issued under our existing mortgage indentures, respectively.

(2)          The capital lease obligations are used to finance various equipment purchases. These leases are secured by the equipment under lease, which includes $3.2 million of our Montana assets and $2.8 million of our South Dakota assets.

(3)          Our operating leases include a lease agreement for our share of the Colstrip Unit 4 generation facility, which requires payments of $32.2 million annually through 2010. In January 2005, we exercised an option to extend the term of this lease for an additional eight years with annual payments of $14.5 million.

(4)          We have only estimated cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter.

(5)          The QFs require us to purchase minimum amounts of energy at prices ranging from $65 to $138 per megawatt hour through 2032. Our estimated gross contractual obligation related to the QFs is approximately $1.7 billion. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $1.3 billion. The obligation and payments reflected on this schedule represent the estimated gross contractual obligation as of March 31, 2005.

(6)          We have entered into various purchase commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 30 years.

Successor Company Financing Transaction

On November 1, 2004 in connection with our emergence from bankruptcy, we entered into a new $225 million credit facility secured bonds which are in turn secured by our utility assets. The credit facility consists of a $125 million, five-year revolving tranche and a $100 million, seven-year term tranche (Senior Secured Term Loan B), which bears interest at a variable rate (currently approximately 4.5%) tied to the London Interbank Offered Rate. The revolving tranche replaced our DIP Facility and is available to us for general corporate purposes and for the issuance of letters of credit. Concurrently with the establishment of the new credit facility, we issued $225 million of our 5.875% senior secured notes due November 1, 2014. The notes are also secured by bonds which are in turn secured by our utility assets. Borrowings under the term portion of the new credit facility, together with the net proceeds of the notes offering and available cash, were used to repay our $390 million senior secured term loan facility. As of March 31, 2005 we had $22.0 million in letters of credit outstanding and no borrowings under the revolving tranche of the new credit facility.

Our new credit facility includes covenants which require us to meet certain financial tests, including a minimum interest coverage ratio and a maximum debt to capitalization ratio. The facility also contains covenants which, among other things, limit our ability to incur additional indebtedness, create liens, engage in any consolidation or merger or otherwise liquidate or dissolve, dispose of property, make restricted payments, make loans or advances, enter into transactions with affiliates, engage in business activities other than specified activities, and engage in other matters customarily restricted in such agreements. As of March 31, 2005 we are in compliance with all of the covenants under the new credit facility.

NEW ACCOUNTING STANDARDS

See Note 8 for a discussion of new accounting standards.

RISK FACTORS

You should carefully consider the risk factors described below, as well as all other information available to you, before making an investment in our shares or other securities.

Bankruptcy-Related Risks

Parties objecting to confirmation of our plan of reorganization may appeal the order confirming our plan of reorganization and may challenge the confirmation through litigation.

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

On April 15, 2005 Magten and Law Debenture filed an adversary complaint in the Bankruptcy Court against NorthWestern, Gary Drook, Michael Hanson, Brian Bird, Thomas Knapp and Roger Schrum alleging that the Company and former and current officers committed fraud by failing to include sufficient stock in the Class 9 reserve for payment of unsecured claims, and requesting, among other relief, that the confirmation order be revoked and set aside. While we cannot predict the impact or resolution of Magten’s complaint we intend to vigorously defend against it.

We have incurred, and expect to continue to incur, significant costs associated with the Chapter 11 proceedings, which may adversely affect our results of operations and cash flows.

We have incurred and will continue to incur significant costs associated with the Chapter 11 proceedings. These costs, which are being expensed as incurred, are expected to have an adverse effect on our results of operations and cash flows. Although our plan of reorganization has been successfully consummated and we have emerged from bankruptcy, we expect to continue to incur significant costs in connection with the steps necessary to close the bankruptcy case which include, among other things, resolution of remaining unsecured claims, administration of the claim reserve, coordination with the Plan Committee and the resolution of appeals and certain pending litigation..

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

We filed several motions to terminate various nonqualified benefit plans and individual supplemental retirement contracts with estimated allowed claims of approximately $17 million. All liabilities associated with these plans have been removed from our balance sheet based on our expectation that these claims will be settled through the shares from the reserve established for Class 9 claimants. Some of the participants in those plans and individual supplemental retirement contracts have objected to the Bankruptcy Court’s jurisdiction to terminate such plans and/or contracts. On May 4, 2005, our Bankruptcy Court determined that it did not have jurisdiction to consider our motion to terminate these contracts. We may have to reestablish the liabilities on our balance sheet and recognize a loss in the Successor Company operations if we decide to not appeal the Bankruptcy Court decision or are not successful with such appeal.

Certain of our prepetition creditors received NorthWestern common stock pursuant to our plan of reorganization and have the ability to influence certain aspects of our business operations.

Under our plan of reorganization, holders of certain claims received distributions of shares of our common stock. Harbert Distressed Investment Master Fund Ltd. (Harbert), is affiliated with or manage funds which, based on the most recent information made available to us, collectively received more than 20% of our new common stock. Harbert could acquire additional claims or shares, or divest claims or shares in the future. Our prepetition senior unsecured noteholders, trade vendors with claims in excess of $20,000 and holders of our trust preferred securities and our quarterly income preferred securities received, collectively, approximately 9% of our new common stock. Other than Harbert, however, we are not aware of any other entity that owns or controls 10% or more of our common stock distributed upon emergence pursuant to our plan of reorganization.

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

We are one of several defendants in a class action lawsuit entitled McGreevey, et al. v. The Montana Power Company, et al., now pending in federal court in Montana. The lawsuit, which was filed by the former shareholders of The Montana Power Company (many of whom became shareholders of Touch America Holdings, Inc. as a result of a corporate reorganization of The Montana Power Company), claims that the disposition of various generating and energy-related assets by The Montana Power Company was void because of the failure to obtain shareholder approval for the transactions. Plaintiffs thus seek to reverse those transactions, or receive fair value for their stock as of late 2001, when plaintiffs claim shareholder approval should have been sought. NorthWestern is named as a defendant due to the fact that we purchased the unit membership interest of The Montana Power, LLC, which the plaintiffs claim is a successor to The Montana Power Company. On July 10, 2004, we and the other insureds under the applicable directors and officers liability insurance policies along with the plaintiffs in the McGreevey case, plaintiffs in the In Re Touch America Holdings, Inc. Securities Litigation and the Touch America Creditors Committee reached a tentative settlement as a result of mediation. Among the terms of the tentative settlement, we, our wholly owned subsidiary CFB, and other parties will be released from all claims in this case, the plaintiffs in McGreevey will dismiss their claims against the third party purchasers of the generation assets and non-regulated energy assets of Montana Power Company, including PPL Montana, and a settlement fund in the amount of $67 million (all of which will be contributed by the former Montana Power Company directors and officers liability insurance carriers) will be established. The settlement is subject to the occurrence of several conditions, including approval of the proposed settlement by the Bankruptcy Court in our bankruptcy proceeding, approval of the Touch America bankruptcy court, and approval of the proposed settlement by the federal District Court for the District of Montana, where the class action is pending. Plaintiffs in the McGreevey class action have filed a motion for approval of the settlement. On April 29, 2005 the Federal District Court in Montana denied the plaintiffs motion for preliminary approval of the proposed settlement without prejudice and ordered the parties to work out their differences and present a global settlement agreement in 60 days; otherwise, the court will order the parties to resume trial preparations. In the event the parties do not reach a global settlement agreement, a settlement is not approved or it does not take effect for any other reason, we cannot predict the ultimate outcome of this litigation, but we intend to vigorously defend against this lawsuit. The Bankruptcy Court entered an order permitting the plaintiffs in McGreevey to file a fraudulent conveyance action against us if we were not able to consummate the settlement; however, it is not certain that the plaintiff could pursue such action post emergence. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

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

We are currently subject to limited regulation under the Public Utility Holding Company Act of 1935, as amended (PUHCA); however, we may become subject to additional PUHCA requirements if certain of our 10% shareholders or other shareholders are not deemed to be “exempt” holding companies under the Act. Complying with additional PUHCA requirements could make it more difficult for us to enter into financing arrangements, conduct nonutility lines of business or acquire other businesses or assets.

We are subject to limited regulation under PUHCA, because more than 20% of our voting stock (following the distribution under the approved bankruptcy plan) is currently held by Harbert or affiliates of Harbert. Harbert has applied for status as an “exempt” holding company, under Section 3(a)(4) of PUHCA, on the basis that it is only temporarily a holding company. Harbert has represented that it will reduce its holdings below 10% within 3 years from its initial filing in November 2004 and it will not take an active role in our management. Pending action by the SEC on its application (and assuming that the application was filed in good faith and the relevant facts have not changed), Harbert is entitled to exempt status upon its filing pending SEC action on the application. As a result of Harbert’s holdings, we are a “subsidiary” of an “exempt holding company”, and are subject to Section 9 of PUHCA, but are not otherwise subject to the Act. The Company is itself not a utility holding company, because all of its utility operations are conducted at the parent level.

Under PUHCA the SEC does not regulate rates and charges for the sale or distribution of gas or electricity, but it does regulate the structure, financing, lines of business and internal transactions of public utility holding companies and their system companies. If Harbert were denied an exemption, or if other entities became holders of more than 10% of our voting stock either individually or as a group acting together, and were not otherwise exempt from the Act, then we would be subject to additional requirements under PUHCA, including requirements for SEC approval before issuing securities, entering into financing arrangements, entering or continuing lines of business not necessary or appropriate to our utility businesses, or acquiring other utility assets or businesses.

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

Our obligation to supply a minimum annual quantity of qualifying facility (QF) power to the Montana default supply could expose us to material commodity price risk if we are required to supply any quantity deficiency during a time of commodity price volatility.

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

The government of each of the municipalities in which we provide electric or natural gas service has the right to condemn our facilities in that community and to establish a municipal utility distribution system to serve customers by use of such facilities, subject to the approval of the voters of the community and the payment to NorthWestern of fair market value for our facilities, including compensation for the cancellation of our service rights. If we lose a material portion of our distribution systems to municipal condemnation, then our results of operations and financial condition could be harmed because we may not be able to replace or repurchase income generating assets in a timely manner, if at all.

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

Our internal controls and procedures related to regulated and unregulated energy procurement need to be improved.

As reported in our Annual Report on Form 10-K as of December 31, 2004, we identified various deficiencies related to the accounting for regulated and unregulated energy commodity procurement, which were assessed to be a material weakness in our internal control over financial reporting. These control deficiencies included: (1) weak segregation of duties among front-, mid-, and back office functions; (2) responsibilities between regulated and unregulated front office employees were not appropriately defined and assigned; and (3) certain transactions were not properly evaluated in a timely manner as to the appropriate accounting treatment.

If we are unable to address these deficiencies and correct our material weakness in a timely manner, we have risk that regulated and unregulated energy supply transactions are not properly authorized,

evaluated, recorded or disclosed. This could result in unexpected losses associated with unauthorized regulated and unregulated energy procurement transactions, which could adversely impact our liquidity and results of operations. Accordingly, there is more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Our utility business is subject to extensive environmental laws and regulations and potential environmental liabilities, which could result in significant costs and liabilities.

Our utility business is subject to extensive laws and regulations imposed by federal, state and local government authorities in the ordinary course of operations with regard to the environment, including environmental laws and regulations relating to air and water quality, solid waste disposal and other environmental considerations. We believe that we are in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect our financial position or results of operations. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, and the timing of future enforcement proceedings that may be taken by environmental authorities could affect the costs and the manner in which we conduct our business and could cause us to make substantial additional capital expenditures. There is no assurance that we would be able to recover these increased costs from our customers or that our business, financial condition and results of operations would not be materially adversely affected.

Many of these environmental laws and regulations create permit and license requirements and provide for substantial civil and criminal fines which, if imposed, could result in material costs or liabilities. We cannot predict with certainty the occurrence of a private tort allegation or government claim for damages associated with specific environmental conditions. We may be required to make significant expenditures in connection with the investigation and remediation of alleged or actual spills, personal injury or property damage claims, and the repair, upgrade or expansion of our facilities in order to meet future requirements and obligations under environmental laws.

Environmental laws and regulations require us to incur certain costs, which could be substantial, to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment. Governmental regulations establishing environmental protection standards are continually evolving, and, therefore, the character, scope, cost and availability of the measures we may be required to take to ensure compliance with evolving laws or regulations cannot be predicted. Our range of exposure for environmental remediation obligations is estimated to be $45.3 million to $84.1 million. We had an environmental reserve of $45.3 million at March 31, 2005. This reserve was established in anticipation of future remediation activities at our various environmental sites and does not factor in any exposure to us arising from new regulations, private tort actions or government claims for damages allegedly associated with specific environmental conditions. These environmental liabilities will continue and any claims with respect to environmental liabilities will not be extinguished pursuant to our plan of reorganization. To the extent that our environmental liabilities are greater than our reserves or we are unsuccessful in recovering anticipated insurance proceeds under the relevant policies or recovering a material portion of remediation costs in our rates, our results of operations and financial condition could be adversely affected.

The loss of our investment grade credit ratings has impacted our borrowing costs and liquidity, and we expect that our non-investment grade status will continue to affect our cash flows.

Upon emergence from bankruptcy, we were assigned a non-investment grade credit rating. Our current non-investment grade ratings have impacted our borrowing costs. In addition, we continue to either prepay or post collateral in the form of cash and letters of credit to support our operations. We also began payment of quarterly dividends on our common stock in the first quarter of 2005, which may delay our ability to achieve an investment grade rating for our debt securities. While we are working to resolve many of the concerns cited by the credit rating agencies, we cannot assure you that our credit ratings will improve in the foreseeable future.

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

Our subsidiary, Netexit, sold substantially all of its assets to Avaya, Inc. In order to wind-down its affairs in an orderly manner, Netexit and its subsidiaries filed for bankruptcy protection on May 4, 2004. Pending the resolution of open claims to Netexit creditors, the proceeds from the sale remain at Netexit and distributions to NorthWestern could be delayed until the ultimate effective date of the liquidating plan of reorganization. There are many factors beyond our control including our ability to obtain the support of the Netexit official committee of unsecured creditors and potential additional losses related to the resolution of filed claims, which could affect the amount of proceeds we receive as distributions from Netexit. Additionally, Netexit’s creditors committee has indicated that NorthWestern’s claims against Netexit may be subject to avoidance and/or subordination under operative provisions of the Bankruptcy Code. We intend to vigorously defend against any efforts to invalidate or subordinate our claims against Netexit, but we cannot currently predict the resolution of any litigation with respect to the validity of NorthWestern’s claims against Netexit.

We may receive, respond to and not pursue, as appropriate, unsolicited indications of interest, proposals or offers to acquire us or some or all of our assets, and  if not pursued, our stockholders would not be able to obtain any premium for their shares of common stock offered in the proposed transaction.

We have in the past received and from time to time may receive in the future unsolicited indications of interest, proposals or offers to acquire us or some or all of our assets. We are not soliciting offers from prospective buyers. As we have stated on prior occasions, as a public company we may receive such indications of interest, proposals or offers, and if we do, we will evaluate them and respond as appropriate. There can be no assurance that we will pursue any such indication of interest, proposal or offer, and we reserve the right not to pursue any acquisition of us or any of our assets as determined by our board of directors. As a consequence of any decision not to pursue an acquisition of us, our stockholders would not be able to sell or exchange their shares of common stock at any premium offered by the prospective buyer in the proposed transaction. As a matter of policy, we will not comment on or provide market updates as to the status of any indications of interest, proposals or offers we may receive from time to time, or the course of discussions with any prospective buyers, nor will we comment upon any rumors with regard to any possible sale.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with commodity prices and interest rates.

Interest Rate Risk

We primarily use fixed rate debt and limited variable rate long-term debt to partially finance mandatory debt retirements. These variable rate debt agreements expose us to market risk related to changes in interest rates. We manage this risk by taking advantage of market conditions when timing the placement of long-term or permanent financing. We have historically used interest rate swap agreements to manage a portion of our interest rate risk and may take advantage of such agreements in the future to minimize such risk. All of our debt has fixed interest rates, with the exception of our new credit facility entered into on November 1, 2004, which bears interest at a variable rate (currently approximately 4.5%) tied to the London Interbank Offered Rate. A 1% increase in the Eurodollar rate would increase annual interest expense on the term portion of this credit facility by approximately $0.8 million.

Commodity Price Risk

As part of our overall strategy for fulfilling our requirement as the default supplier in Montana, we employ the use of market purchases, including forward purchase and sales contracts. These types of contracts are included in our default supply portfolio and are used to manage price volatility risk by taking advantage of seasonal fluctuations in market prices. While we may incur gains or losses on individual contracts, the overall portfolio approach is intended to provide price stability for consumers, therefore these supply costs are recoverable from customers.

In our unregulated natural gas segment, we currently have three fixed price sales contracts for delivery of approximately 709,500 MMbtus between now and September 30, 2007. The current market price of gas is significantly higher than the prices we will receive under these contracts. During 2004, we recorded an estimated loss of approximately $2.3 million based on the difference in index rates and our required selling prices. In March 2005, we entered into fixed price purchase contracts to fully hedge these sales and recorded an additional loss of approximately $0.5 million in the first quarter of 2005.

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

In our unregulated electric segment, we have entered into forward contracts for the sale of a significant portion of Colstrip 4’s generation through December 2005. To the extent Colstrip 4 experiences any unplanned outages, we would need to secure the quantity deficiency from the wholesale market to fulfill our forward sales contracts. As of March 31, 2005, market prices exceeded our contracted forward sales prices by approximately $7.3 million.

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

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to NorthWestern is made known to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board of Directors.

We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, due to the material weakness in our internal control over financial reporting as previously reported in our Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of the 1934 are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

We previously reported in our Annual Report on Form 10-K actions that continue in 2005 to improve policies, procedures and control activities over regulated and unregulated energy procurement to address the material weakness described in our Annual Report on Form 10-K. There have been no changes in our internal control over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 15, 2005 Magten and Law Debenture filed an adversary complaint in the Bankruptcy Court against NorthWestern Corporation, Gary Drook, Michael Hanson, Brian Bird, Thomas Knapp and Roger Schrum alleging that NorthWestern and the former and current officers committed fraud by failing to include a sufficient amount of shares in the Class 9 reserve set aside for payment of unsecured claims and thus the confirmation order should be revoked and set aside. While we cannot predict the impact or resolution of Magten’s complaint, we intend to vigorously defend against it.

We, and certain of our present and former officers and directors, were named as defendants in numerous complaints purporting to be class actions which were filed in the United States District Court for the District of South Dakota, Southern Division, alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In June 2003, the complaints were consolidated in the United States District Court for the District of South Dakota and given the caption In Re NorthWestern Corporation Securities Litigation, Case No. 03-4049. In addition, certain of our present and former officers, former directors and NorthWestern, as a nominal defendant, have been named in two shareholder derivative actions commenced in the United States District Court for the District of South Dakota, Southern Division, entitled Deryl Lusty, et al. v. Richard R. Hylland, et al., Case No. CIV034091 and Jerald and Betty Stewart, et al. v. Richard R. Hylland, et al., Case No. CIV034114. In July 2003, these derivative complaints were consolidated in the United States District Court for the District of South Dakota and given the caption In re NorthWestern Corporation Derivative Litigation, Case No. 03-4091.

On February 7, 2004, the parties to the above consolidated securities class actions and consolidated derivative litigation, together with certain other affected persons and parties, reached a tentative settlement of the litigation. On April 19, 2004, the parties and other affected persons signed a memorandum of understanding (MOU) which memorialized the tentative settlement. On June 16, 2004, the parties and other affected persons signed a settlement agreement memorializing the tentative settlement and addressing various issues necessary for federal court approval. We obtained approval of the MOU in the NorthWestern and Netexit bankruptcy cases on October 7, 2004 and September 15, 2004, respectively. Final approval of the consolidated securities class action settlement was granted by the federal District Court at a hearing on December 13, 2004, with a written order issued on January 14, 2005. No timely appeal has been filed from such order. On April 26, 2005, the district court in the consolidated derivative litigation issued an order granting the motion for approval of the settlement, and also issued a final judgment and order of dismissal with prejudice (except that the court will retain jurisdiction to address the attorneys’ fees sought by plaintiffs’ counsel, which will not affect the finality of the judgment).

On October 26, 2004 Magten filed a notice of appeal of the Bankruptcy Court’s approval of the MOU. Magten’s appeal of the confirmation order and the order approving the MOU have been consolidated. In March 2005 we moved to dismiss both appeals on equitable mootness grounds. While we cannot currently predict the impact or resolution of the appeals and our motion to dismiss, we intend to vigorously prosecute our dismissal motion and defend against the appeals as noted. The parties are scheduled to conduct a mediation of all of the outstanding disputes between Magten and NorthWestern on May 12, 2005.

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

Colstrip Electric Limited Partnership (CELP) initiated adversary proceedings against NorthWestern in our Chapter 11 proceedings. CELP sought additional payment for capacity contracted to be provided to NorthWestern under its existing power purchase agreement. On April 24, 2005 the Bankruptcy Court approved a stipulation providing for payment of the remaining cure amount of $350,000 and dismissal of the adversary proceeding. In addition, we intervened in a FERC proceeding, which placed at issue the Qualifying Facility (QF) status of CELP. A FERC judge initially ruled that CELP is a QF and we filed an appeal with the FERC on October 12, 2004. On April 8, 2005 the FERC confirmed the initial ruling that CELP is a QF.

On April 16, 2004 Magten and Law Debenture initiated an adversary proceeding, the QUIPs Litigation, against NorthWestern seeking among other things, to void the transfer of certain assets of CFB to us. In essence, Magten and Law Debenture are asserting that the transfer of the transmission and distribution assets acquired from the Montana Power Company was a fraudulent conveyance because such transfer left CFB insolvent and unable to pay certain claims. The plaintiffs also assert that they are creditors of CFB as a result of Magten owning a portion of the Series A 8.5% Quarterly Income Preferred Securities for which Law Debenture serves as the Indenture Trustee. By its adversary proceeding, the plaintiffs seek, among other things, the avoidance of the transfer of assets, declaration that the assets were fraudulently transferred and are not property of our bankruptcy estate, the imposition of constructive trusts over the transferred assets and the return of such assets to CFB. In August 2004, the Bankruptcy Court granted in part, but denied in part our motion to dismiss the QUIPs Litigation. As a result of filing the appeal of the confirmation order, the Bankruptcy Court has stayed the prosecution of this case until the appeal is finally decided. (In addition to the adversary proceeding filed by Magten and Law Debenture, the plaintiffs in the class action lawsuit entitled McGreevey, et al v. Montana Power Company, et al received approval in our bankruptcy case to initiate similar adversary proceedings. Under the terms of the settlement with the plaintiffs in the McGreevey case discussed below, they would not file such proceeding.) On April 19, 2004, Magten also filed a complaint against certain former and current officers of CFB in U.S. District Court in Montana, seeking compensatory and punitive damages for breaches of fiduciary duties by such officers. Those officers have requested CFB to indemnify them for their legal fees and costs in defending against the lawsuit and any settlement and/or judgment in such lawsuit. On February 9, 2005 we agreed to settlement terms with Magten and Law Debenture to release all claims, including Magten and Law Debenture’s fraudulent conveyance action pending against each other for Magten and Law Debenture receiving the distribution of new common stock and warrants from Class 8(b) in the same amounts as if they had voted to accept the Plan and a distribution from Class 9 of new common stock in the amount of approximately $17.4 million. Prior to seeking approval from the Bankruptcy Court, certain major shareholders and the Plan Committee objected to the settlement on both its economic terms and asserting that the structure of the settlement violated the Plan. After reviewing the objections and undertaking our own analysis of the potential Plan violation, we informed Magten and Law Debenture as well as the Plan Committee and the objecting major shareholders that we would not proceed with the settlement. Magten and Law Debenture filed a motion with our Bankruptcy Court seeking approval of the settlement. On March 10, 2005 the Bankruptcy Court entered an order denying the motion filed by Magten and Law Debenture. Magten and Law Debenture have appealed that order. At this time, we cannot predict the impact or resolution of any of these lawsuits, the appeal or reasonably estimate a range of possible loss, which could be material. An adverse resolution of these lawsuits and/or appeal could harm our business and have a material adverse impact on our financial condition. We intend to vigorously defend against the adversary proceeding, appeal and any subsequently filed similar litigation. The plaintiffs’ claims with respect to the QUIPs Litigation will be treated as general unsecured, or Class 9, claims and will be satisfied out of the share reserve that we established with respect to the Class 9 disputed claims reserve under the plan of reorganization.

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

On November 6, 2003, the Bankruptcy Court approved a stipulation between NorthWestern and the plaintiffs in McGreevey, et al. v. The Montana Power Company, et al. The stipulation provides that litigation, as against NorthWestern, CFB, The Montana Power Company, Montana Power LLC and Jack Haffey, shall be temporarily stayed for 180 days from the date of the stipulation. The stay has been extended. Pursuant to the stipulation and after providing notice to NorthWestern, the plaintiffs may move the Bankruptcy Court for termination of the temporary stay. On July 10, 2004, we and the other insureds under the applicable directors and officers liability insurance policies along with the plaintiffs in the McGreevey case, plaintiffs in the In Re Touch America Holdings, Inc. Securities Litigation and the Touch America Creditors Committee reached a tentative settlement through mediation. Among the terms of the tentative settlement, we, CFB and other parties will be released from all claims in this case, the plaintiffs in McGreevey will dismiss their claims against the third party purchasers of the generation assets and non-regulated energy assets of Montana Power Company including PPL Montana, and a settlement fund in the amount of $67 million (all of which will be contributed by the former Montana Power Company directors and officers liability insurance carriers) will be established. The settlement is subject to the occurrence of several conditions, including approval of the proposed settlement by the Bankruptcy Court in our bankruptcy proceeding, and approval of the proposed settlement by the Federal District Court for the District of Montana, where the class actions are pending. On April 29, 2005, the Federal District Court in Montana denied the plaintiffs motion for preliminary approval of the proposed settlement without prejudice and ordered the parties to work out their differences and present a global settlement agreement in 60 days; otherwise, the court will order the parties to resume trial preparations. In the event the parties do not reach a global settlement agreement, a settlement is not approved or it does not take effect for any other reason, we intend to vigorously defend against this lawsuit. If we are unsuccessful in defending against this class action lawsuit, the plaintiffs’ litigation claims would be subordinated to our other debt under our Plan, and such claims would be treated as securities, or Class 14, claims under our plan of reorganization, and would be entitled to no recovery against NorthWestern under our Plan. Claims by our current and former officers and directors (and the former officers and directors of The Montana Power Company) for indemnification for these proceedings would be channeled into the Directors and Officers Trust established by the Plan. The plaintiffs could elect to proceed directly against CFB and the assets owned by such entity, which as of December 31, 2004 were not material to our operations or financial position. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition.

In NorthWestern Corporation vs. PPL Montana, LLC vs. NorthWestern Corporation and Clark Fork and Blackfoot, LLC, No. CV-02-94-BU-SHE, (D. MT), we are pursuing claims against PPL Montana, LLC (PPL) due to its refusal to purchase the Colstrip transmission assets under the Asset Purchase Agreement (APA) executed by and between The Montana Power Company (MPC) and PP&L Global, Inc. (PPL Global). NorthWestern claims PPL (PPL Global’s successor-in-interest under the APA) is required to purchase the Colstrip transmission assets for $97.1 million. PPL has also asserted a number of counterclaims against NorthWestern and CFB based in large part upon PPL’s claim that MPC and/or NorthWestern Energy breached two Wholesale Transition Service Agreements and certain indemnification obligations under the APA in the approximate amount of $120 million. PPL also filed a proof of claim and an amended proof of claim against NorthWestern’s bankruptcy estate which asserts substantially the same claims as the PPL counterclaim. Our Bankruptcy Court transferred all the claims for resolution to the federal court in Montana. On May 5, 2005 the parties announced a settlement in principle of all claims which settlement is subject to Plan Committee review, federal court dismissal of the lawsuit and may require our Bankruptcy Court approval. In the event the settlement is not approved or fails for any other reason, we intend to vigorously defend against the PPL claims in federal court as well as vigorously prosecute our claims against PPL. We cannot currently predict the impact or resolution of the claims or this litigation or reasonably estimate a range of possible loss on the counterclaims, which could be material to the disputed claims reserve. PPL’s counterclaims with respect to this litigation will be treated as general unsecured, or Class 9, claims and will be satisfied out of the share reserve that we established with respect to the Class 9 disputed claims reserve under the plan of reorganization.

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

We, and certain of our former officers and directors, were named as defendants in certain complaints filed against CornerStone Propane Partners, LP and other defendants purporting to be class actions filed in the United States District Court for the Northern District of California by purchasers of units of CornerStone Propane Partners alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Through November 1, 2002, we held an economic equity interest in a subsidiary that serves as the managing general partner of CornerStone Propane Partners, LP. Certain former officers and directors of NorthWestern who are named as defendants in certain of these actions have also been sued in their capacities as directors of the managing general partner. These complaints allege that defendants sold units of CornerStone Propane Partners based upon false and misleading statements and failed to disclose material information about CornerStone Propane Partners’ financial condition and future prospects, including overpayment for acquisitions, overstating earnings and net income, and that it lacked adequate internal controls. All of the lawsuits have now been consolidated and Gilbert H. Lamphere has been named as lead plaintiff. The actions have been stayed as to NorthWestern due to its bankruptcy filing. On October 27, 2003, the plaintiffs filed an amended consolidated class action complaint. The new complaint does not name NorthWestern as a defendant, although it alleges facts relating to NorthWestern’s conduct. Certain of our former officers and directors are named as defendants in the amended consolidated complaint. The plaintiffs seek compensatory damages, prejudgment and postjudgment interest and costs, injunctive relief, and other relief. On November 6, 2003, the Bankruptcy Court entered an order approving a stipulation between NorthWestern and plaintiffs in this litigation. The stipulation provides that litigation as against NorthWestern shall be temporarily stayed for 180 days from the date of the stipulation. The stay has been extended. Pursuant to the stipulation and after providing notice to NorthWestern, the plaintiffs may move the Bankruptcy Court for termination of the temporary stay. On March 2, 2004, the plaintiffs filed a corrected consolidated amended complaint against CornerStone and the individual defendants, which also did not name NorthWestern. In June 2004, CornerStone Propane Partners, LP along with its subsidiaries and affiliates filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of that filing this case is now stayed against CornerStone Propane Partners and other named subsidiaries and affiliates. On June 24, 2004 the District Court issued an order removing the consolidated class action from the court’s active calendar in light of the bankruptcy filing by CornerStone. On September 14, 2004 the plaintiffs filed a motion seeking an order restoring the case to the court’s active calendar as to the individual defendants. On November 19, 2004 the District Court granted that motion. If we are named in the lawsuit, we intend to vigorously defend any claims asserted against us by these lawsuits. To the extent such claims are prepetition claims, such claims would be extinguished under the confirmation order. If the claims are not extinguished, the plaintiffs’ claims with respect to this litigation would be treated as securities, or Class 14, claims and would be entitled to no recovery under the plan of reorganization. Any claims in this litigation for indemnification from our officers and directors, would be channeled into the Directors and Officers Trust to the extent that they are indemnification claims.

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

Certain of our former officers and directors, and CornerStone Propane Partners, LP, as a nominal defendant, are among other defendants named in two derivative actions commenced in the Superior Court for the State of California, County of Santa Cruz, entitled Adelaide Andrews v. Keith G. Baxter, et al., Case No. CV146662 and Ralph Tyndall v. Keith G. Baxter, et al., Case No. CV146661. These derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal unitholder suits. The plaintiffs seek unspecified compensatory damages, treble damages pursuant to the California Corporations Code, injunctive relief, restitution, disgorgement, costs, and other relief. The case has now been stayed against CornerStone due to its bankruptcy filing. The former officers and directors have requested the Company indemnify them for their legal fees and costs in defending against the lawsuits and any settlement and/or judgment in such lawsuits. Claims by our former officers and directors for indemnification with respect to these proceedings would be channeled into the Directors and Officers Trust under the terms of the Plan.

On April 30, 2003, Mr. Richard Hylland, our former President and Chief Operating Officer, filed a demand for arbitration of contract claims under his employment agreement, as well as tort claims for defamation, infliction of emotional distress and tortious interference and a claim for punitive damages. Mr. Hylland is seeking relief in the amount of $25 million, plus interest, attorney’s fees, costs, and punitive damages. Mr. Hylland has also filed claims in our bankruptcy case similar to the claims in his arbitration demand. We dispute Mr. Hylland’s claims and intend to vigorously defend the arbitration and object to Mr. Hylland’s claims in our bankruptcy case. On May 6, 2003, based on the recommendations of the Special Committee of the NorthWestern Board of Directors formed to evaluate Mr. Hylland’s performance and conduct in connection with the management of NorthWestern and its subsidiaries, the Board determined that Mr. Hylland’s performance and conduct as President and Chief Operating Officer warranted termination under his employment contract. As a result of the confirmation of our plan of reorganization, this arbitration has commenced with parties having filed dispositive motions. We expect the arbitrator will rule on those motions in the next few months. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, but we intend to defend the matter vigorously. Mr. Hylland has asked our Bankruptcy Court to decide if some of his benefits he claims he is due under his employment agreement should be paid by NorthWestern and not from the Class 9 reserve. The Bankruptcy Court has ruled that an arbitrator should resolve the issue of whether or not such benefits can be terminated by NorthWestern and what amount, if any, should be allowed Mr. Hylland as a result of such termination. It is our position that Mr. Hylland’s claims with respect to this proceeding would be treated as unsecured general, or Class 9, claims and would be satisfied out of the share reserve that we have established.

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

In April 2005, a group of former employees of the Montana Power Company filed a lawsuit in the state court of Montana against us and certain officers styled Ammondson, et al. v. NorthWestern Corporation, et al., Case No. DV-05-97. The former employees have alleged that by moving to terminate their supplemental retirement contracts in our bankruptcy proceeding without having listed as claimants or given them notice of the disclosure statement and plan or reorganization in our bankruptcy case that we breached those contracts, and breached a covenant of good faith and fair dealing under Montana law and by virtue of filing a complaint in our Bankruptcy Case against those employees from seeking to prosecute their state court action against NorthWestern, we had engaged in malicious prosecution and subject to punitive damages. Our Bankruptcy Court on May 4, 2005 found that it did not have jurisdiction over these contracts, dismissed our action against these former employees, and transferred our motion to terminate the contracts to Montana state court where the former employees lawsuit is pending. We intend to vigorously defend against this lawsuit. We cannot currently predict the impact of this litigation or reasonably estimate a range of possible loss, which could be material.

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

Each year we submit a natural gas tracker filing for recovery of natural gas costs. The MPSC reviews such filings and makes a determination as to whether or not our natural gas procurement activities were prudent. If the MPSC finds that we have not exercised prudence, it can disallow such costs. On July 3, 2003 the MPSC issued orders disallowing the recovery of certain gas supply costs for the 2003 and 2004 tracker years. The MPSC also rejected a motion for reconsideration filed by us on July 14, 2003. We filed suit in Montana state court on July 28, 2003, seeking to overturn the MPSC’s decision to disallow recovery of these costs. A tracker year runs from July to June, and because of the MPSC orders, we were disallowed recovery of $6.2 million and $4.6 million for the 2003 and 2004 tracker years, respectively. The MPSC has approved a stipulation between us and the Montana Consumer Counsel regarding the recovery of natural gas costs for the 2003 and 2004 tracking years. With this stipulation as a foundation, we are working with the MPSC to settle the District Court case, including the recovery of $4.6 million of these previously disallowed gas costs. If the MPSC and District Court approve the settlement, which we expect in the second quarter of 2005, then we would record a gain of $4.6 million.

We are also subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

ITEM 6.                    EXHIBITS

(a)          Exhibits

Exhibit 10.1—Debtor’s Motion for Order Approving Stipulation Among Debtor, Clark Fork and Blackfoot, LLC, Atlantic Richfield Company, United States, State of Montana, and the Confederated Salish and Kootenai Tribes.

Exhibit 10.2—Confidential Settlement Agreement and Mutual Release between Atlantic Richfield Company, NorthWestern Corporation and Clark Fork and Blackfoot, LLC.

Exhibit 31.1—Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 31.2—Certification of chief financial officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 32.1—Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2—Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWESTERN CORPORATION
Date: May 10, 2005	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*10.1

Debtor’s Motion for Order Approving Stipulation Among Debtor, Clark Fork and Blackfoot, LLC, Atlantic Richfield Company, United States, State of Montana, and the Confederated Salish and Kootenai Tribes.

*10.2	Confidential Settlement Agreement and Mutual Release between Atlantic Richfield Company, NorthWestern Corporation and Clark Fork and Blackfoot, LLC.
*31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith