Form 10-K/A
period 2004-12-31
NORTHWESTERN CORP
filed 2005-07-15
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

None

EXPLANATORY NOTE

The information contained in this Amendment No. 1 to the Annual Report on Form 10-K/A of NorthWestern Corporation for the year ended December 31, 2004, which we refer to as the Amendment, has been updated only to reflect the matters described in this Explanatory Note.  Except as described below, this Amendment is accurate as of the date of NorthWestern Corporation’s originally filed Form 10-K and has not been updated to reflect any events that occurred subsequent to March 14, 2005 (the date of our originally filed December 31, 2004 Annual Report on Form 10-K).

Unless the context requires otherwise, references to “we,” “us,” “our,” “NorthWestern Corporation” and “NorthWestern” refer specifically to NorthWestern Corporation and its subsidiaries.

A description of the changes included in this Amendment is set forth below:

•  We have revised the Consolidated Statements of Cash Flows to (1) expand the cash flows presentation related to discontinued operations to reflect the operating, investing and financing activities of our discontinued operations; (2) include purchases and sales of auction rate securities as investing activities; and (3) reclassify items within cash flows from continuing operations formerly included in the caption “other, net” line item of the operating cash flows section.  The cash flows presentation changes primarily reflect the converging interpretations of the accounting treatment related to discontinued operations and auction rate securities.  In addition, we have reduced cash flows used in continuing operations for the two months ended December 31, 2004 by a $4.7 million penalty on prepayment of long-term debt with a corresponding increase in cash flows used in financing activities.  There is no impact on our Consolidated Statements of Income (Loss), our Consolidated Balance Sheets, or our Consolidated Statements of Common Shareholders’ Equity (Deficit).

•  We have added disclosure of the material terms of the $225 million credit facility that we entered into on November 1, 2004 in the Liquidity and Capital Resources section of Item 7.

•  We have revised Item 9A to more clearly disclose the progress of our new policies, procedures, and control activities as it relates to our material weakness over financial reporting.  We have also revised Item 9A to add management’s conclusion that revisions to our Consolidated Statements of Cash Flows did not result from material weaknesses in internal controls over financial reporting.

•  We have revised Note 3 to the Consolidated Financial Statements to describe both the enterprise value and reorganization value, as such term is defined in Statement of Position 90-7, upon our emergence from bankruptcy in November 2004.

•  We have updated Part IV Item 15 Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of the Chief Executive Officer and Chief Financial Officer required by sections 302 and 906 of the Sarbanes Oxley Act of 2002.

We have revised our Management’s Discussion and Analysis as it relates to cash flows from discontinued operations impacted by the changes discussed above.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

On one or more occasions, we may make statements in this Annual Report on Form 10-K/A regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts, included or incorporated by reference herein relating to management’s current expectations of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, Proxy Statements on Schedule 14A, press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this report on Form 10-K/A, our reports on Forms 10-Q and 8-K, our Proxy Statements on Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Annual Report on Form 10-K/A, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Annual Report on Form 10-K/A or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

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

We were incorporated in Delaware in November 1923. Our principal office is located at 125 S. Dakota Avenue, Sioux Falls, South Dakota 57104 and our telephone number is (605) 978-2908. We maintain an internet site at http://www.northwesternenergy.com which contains information concerning us and our subsidiaries. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, along with our annual report to shareholders and other information related to us is available, free of charge, on this site as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission (SEC). Our internet Website and those of our subsidiaries and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K/A and should not be considered a part of this Annual Report on Form 10-K/A.

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

The accompanying Management’s Discussion and Analysis is updated for the effects of the revisions discussed in Note 25 to the Consolidated Financial Statements.

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

To facilitate the calculation of the enterprise value of the Successor Company as defined in SOP 90-7, we developed a set of financial projections and engaged an independent financial advisor to assist in the determination. The enterprise value was determined using various valuation methods including, (i) reviewing historical financial information (ii) comparing us and our projected performance to the market values of comparable companies, (iii) performing industry precedent transaction analysis, and (iv) considering certain economic and industry information relevant to the operating business. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections and is necessarily based on a variety of estimates and assumptions which, though considered reasonable by management, may not be realized and are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. The resulting enterprise value was calculated using a 7% discount rate to be within an approximate range of $1.415 billion to $1.585 billion. We selected the midpoint value of the range, $1.5 billion, as the enterprise value. This value is consistent with the Voting Creditors and Bankruptcy Court approval of our Plan.

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

Cash provided by continuing operations totaled $155.5 million during 2004, compared to cash used of $105.7 million in 2003 and cash provided of $125.6 million in 2002. The cash improvement in 2004 was substantially due to significant improvements in working capital and the suspension of interest payments on our unsecured debt during our reorganization. Cash flows from operations decreased significantly during 2003, primarily due to our deteriorating financial condition, reduced vendor credit terms (including requirement of deposits), increased legal and professional fees, and increased interest expense. While we expect to see continued improvements in working capital as we strengthen our financial position and liquidity, these improvements will not be as substantial as those made during 2004.

Cash used in investing activities of continuing operations totaled $64.5 million during 2004, compared to cash provided of $4.9 million during 2003 and cash used of $641.1 million in 2002. Cash used in 2004 was principally due to property additions offset by proceeds from the sale of a note receivable of $15.1 million. Cash provided in 2003 was primarily due to proceeds from investment sales offset by property additions. Cash used in 2002 was principally due to the acquisition of our Montana operations, which accounted for approximately $502.8 million.

Cash used in financing activities of continuing operations totaled $98.9 million during 2004 compared to cash provided of $77.6 million during 2003 and $758.7 million in 2002. During 2004 we received proceeds of $100 million from the new senior secured term loan B and $225 million from the issuance of senior secured notes. Proceeds from these issuances and cash on hand were used to repay $398 million of long-term debt. During 2003 we received proceeds of $390.0 million under a new senior secured term loan, which was used to repay $255.0 million on our credit facility. During 2002, we received proceeds of $720.0 million from the issuance of senior notes, which was used to acquire our Montana operations and repay existing debt.

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

Successor Company Financing Transaction

On November 1, 2004 in connection with our emergence from bankruptcy, we entered into a new $225 million credit facility secured bonds which are in turn secured by our utility assets. The credit facility consists of a $125 million, five-year revolving tranche and a $100 million, seven-year term tranche (Senior Secured Term Loan B), which bears interest at a variable rate (currently approximately 4.5%) tied to the London Interbank Offered Rate. The revolving tranche replaced our DIP Facility and is available to us for general corporate purposes and for the issuance of letters of credit. Concurrently with the establishment of the new credit facility, we issued $225 million of our 5.875% senior secured notes due November 1, 2014. The notes are also secured by bonds which are in turn secured by our utility assets. Borrowings under the term portion of the new credit facility, together with the net proceeds of the notes offering and available cash, were used to repay our $390 million senior secured term loan facility. As of March 31, 2004 we had $26.0 million in letters of credit outstanding and no borrowings under the revolving tranche of the new credit facility.

Our new credit facility includes covenants which require us to meet certain financial tests, including a minimum interest coverage ratio and a maximum debt to capitalization ratio. The facility also contains covenants which, among other things, limit our ability to incur additional indebtedness, create liens, engage in any consolidation or merger or otherwise liquidate or dissolve, dispose of property, make restricted payments, make loans or advances, enter into transactions with affiliates, engage in business activities other than specified activities, and engage in other matters customarily restricted in such agreements. As of December 31, 2004 we are in compliance with all of the covenants under the new credit facility.

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

As reported in our Annual Report on Form 10 K/A as of December 31, 2004, we identified various deficiencies related to the accounting for regulated and unregulated energy commodity procurement, which were assessed to be a material weakness in our internal control over financial reporting. These control deficiencies included: (1) weak segregation of duties among front-, mid-, and back office functions; (2) responsibilities between regulated and unregulated front office employees were not appropriately defined and assigned; and (3) certain transactions were not properly evaluated in a timely manner as to the appropriate accounting treatment.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial information, including the reports of independent accountants, the quarterly financial information, and the financial statement schedules, required by this Item 8 is set forth on pages F-1 to F-61 of this Annual Report on Form 10-K/A and is hereby incorporated into this Item 8 by reference.

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

As discussed in Note 25 to our Consolidated Financial Statements, we have revised the Consolidated Statements of Cash Flows for the two months ended December 31, 2004, the ten months ended October 31, 2004, and for the years ended December 31, 2003 and 2002.  Management concluded that the revision did not result from a material weakness in internal controls over financial reporting.  Consequently, no additional changes in the design and operation of internal controls over financial reporting in effect at December 31, 2004 have been implemented.

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

During 2005, we have continued to work towards the elimination of the material weakness by:

•  Reviewing and further developing our Energy Risk Management Policies which provide specific governance relating to:

•   Employees’ roles, responsibilities and authorizations;

•   Market risk management (establishing authorized products, transactions, and markets, setting risk limits, and establishing monitoring procedures);

•   Credit risk management (establishing methodologies for the evaluation, assessment, measurement, monitoring, and reporting procedures related to counter party credit risk); and

•   Clarifying the specific segregated roles of front-, mid-, and back-office employees;

•  Improving our documentation of its energy procurement processes and control activities; and

•  Independent review of policies, procedures, and control activities by internal audit.

The enhanced policies, processes, and control activities has resulted in specific actions taken during the second quarter of 2005, including:

•  Reorganizing its energy procurement front-office to clarify employees roles and transactional responsibilities and better segregation of regulated and unregulated duties;

•  Developing an enhanced middle-office function to improve processes which independently confirm transactions and facilitate the creation and review of counter party credit reports, position reports, and other risk analyses;

•  Improving the communication of relevant contract and transactional information for financial reporting by increasing the depth and frequency of back-office accounting reviews;

•  Ensuring that long-term fixed price sales contracts are properly hedged; and

•  Not allowing speculative trading.

Specific 2005 milestones include:

•  Approval of amended policies and process documentation was completed June 7;

•  Testing of compliance with policies and internal controls over financial reporting was completed by internal audit by June 30;

•  Progress update to the Audit Committee of the Board of Directors on July 13;

•  Remediation, as necessary, of findings from internal audit testing to be completed during the third quarter of 2005; and

•  Testing of compliance with policies and internal controls over financial reporting to be completed by our independent external auditors during the third quarter of 2005.

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

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Directors and Executive Officers

We are required to disclose compensation earned during fiscal years 2004, 2003 and 2002 for our Chief Executive Officer and each of the four most highly compensated persons who were executive officers as of December 31, 2004. In addition, we are required to disclose compensation for up to two additional individuals that we would have provided information on if not for the fact that they no longer were serving as an executive officer at the end of fiscal 2004. All of these officers are referred to in this Form 10-K/A as the “Named Executive Officers.”

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

F-6

Consolidated Statements of Cash Flows (as revised)  for the Two-Months Ended December 31, 2004 (Successor Company), 10-Months Ended October 31, 2004 and Years Ended December 31, 2003 and 2002 (Predecessor Company)

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

F-9
Notes to Consolidated Financial Statements	F-11
Quarterly Unaudited Financial Data for the Two Years Ended December 31, 2004	F-59

(2)   Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts	F-61

Schedule II, Valuation and Qualifying Accounts, is included in Part II, Item 8 of this annual report on Form 10-K/A. All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

(3)   Exhibits.

The exhibits listed below are hereby filed with the SEC, as part of this annual report on Form 10-K/A. Certain of the following exhibits have been previously filed with the SEC pursuant to the requirements of the Securities Act of 1933 or the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated by reference. We will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover our expenses in furnishing such exhibit.

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

10.2(b)*

Credit Agreement, dated as of June 30, 2005, among NorthWestern Corporation, as borrower, the several lenders from time to time parties thereto, Deutsche Bank Securities Inc. and Lehman Brothers Inc., as joint lead arrangers, Lehman Commercial Paper Inc., as syndication agent, Union Bank of California, N.A. and KeyBank National Association, as co-documentation agents, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated June 28, 2005, Commission file No. 0-692).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWESTERN CORPORATION
Dated: July 15, 2005	By:	/s/ MICHAEL J. HANSON
Michael J. Hanson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*	Chairman of the Board	July 15, 2005
Dr. E. Linn Draper, Jr.
/s/ MICHAEL J. HANSON	President and Chief Executive Officer and Director	July 15, 2005
Michael J. Hanson	(Principal Executive Officer)
*	Chief Financial Officer	July 15, 2005
Brian B. Bird	(Principal Financial Officer)
*	Controller	July 15, 2005
Kendall G. Kliewer	(Principal Accounting Officer)
*	Director	July 15, 2005
Stephen P. Adik
*	Director	July 15, 2005
Julia L. Johnson
*	Director	July 15, 2005
Jon S. Fossel
*	Director	July 15, 2005
Philip L. Maslowe
* By Thomas J. Knapp
Attorney-in-fact

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Page
Financial Statements
Reports of Independent Registered Public Accounting Firm	F-2

Consolidated statements of income (loss) for the two-months ended December 31, 2004 (Successor Company), 10-months ended October 31, 2004 and years ended December 31, 2003, and 2002 (Predecessor Company)

F-6

Consolidated statements of cash flows (as revised) for the two-months ended December 31, 2004 (Successor Company), 10-months ended October 31, 2004 and years ended December 31, 2003, and 2002 (Predecessor Company)

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

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 (July 14, 2005 as to the effects of the matters discussed in Note 25) expressed an unqualified opinion on management’s assessment of the effectiveness of NorthWestern Corporation’s internal control over financial reporting and an adverse opinion on the effectiveness of NorthWestern Corporation’s internal control over financial reporting because of a material weakness identified.

As discussed in Note 25 to the Notes to Consolidated Financial Statements, the accompanying Consolidated Statements of Cash Flows have been restated to revise the presentation of cash flows from discontinued operations in the categories of operating, investing, and financing activities and to make certain other revisions.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 11, 2005 (July 14, 2005 as to the effects of the matters discussed in Note 25)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of NorthWestern Corporation:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” included in Item 9A, that NorthWestern Corporation and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor Company	Predecessor Company
	November 1- December 31,	January 1- October 31,	Year Ended December 31,
	2004	2004	2003	2002
	(as revised, see note 25)
Operating Activities:
Net Income (Loss)	$(6,944)	$551,377	$(113,725)	$(863,942)
Items not affecting cash:
Depreciation and amortization	12,174	60,674	70,252	63,259
Amortization of debt issue costs, discount and deferred hedge gain	349	9,845	12,078	5,076
Amortization of restricted stock	190	2,639	731	455
(Gain) Loss on debt extinguishment	21,310	—	(3,300)	20,688
Impairment on assets held for sale	10,000	—	12,399	35,729
(Income) Loss on discontinued operations, net of taxes	424	(2,488)	42,143	854,586
Cancellation of indebtedness income	—	(558,053)	—	—
(Gain) Loss on reorganization items	—	(13,900)	—	—
Impairment of note receivable	—	—	9,073	—
Deferred income taxes	(3,938)	—	—	—
Other noncash losses	550	3,866	21	15,128
Changes in current assets and liabilities, net of acquisitions:
Restricted cash	21,779	(12,851)	996	4,330
Accounts receivable	(46,387)	11,663	(14,819)	4,864
Inventories	3,830	(5,342)	(614)	12,545
Prepaid energy supply costs	(1,230)	25,006	(53,391)	—
Other current assets	7,416	14,267	(10,323)	12,830
Accounts payable	(1,260)	14,454	22,626	6,384
Accrued expenses	(27,885)	45,584	(303)	(1,816)
Changes in regulatory assets	5,225	23,638	(17,158)	(74,095)
Changes in regulatory liabilities	995	3,472	(18,896)	(43,615)
Other noncurrent assets	183	788	1,567	(11,225)
Other noncurrent liabilities	(1,817)	(14,093)	(45,030)	84,376
Cash flows provided by (used in) continuing operations	(5,036)	160,546	(105,673)	125,557
Investing Activities:
Property, plant, and equipment additions	(17,723)	(62,391)	(70,737)	(147,847)
Proceeds from sale of assets	15,261	193	2,743	8,579
Proceeds from sale of investments	19,075	175,965	—	—
Purchases of investments	(19,000)	(175,875)	—	—
Sale of noncurrent investments and assets	—	—	72,926	899
Acquisitions, net of cash received	—	—	—	(502,765)
Cash flows provided by (used in) investing activities of continuing operations	(2,387)	(62,108)	4,932	(641,134)
Financing Activities:
Dividends on common and preferred stock	—	—	—	(38,081)
Minority interest on preferred securities of subsidiary trusts	—	—	(9,720)	(28,610)
Redemption of preferred stock	—	—	—	(4,028)
Proceeds from issuance of common stock	—	—	—	81,031
Issuance of long term debt	325,009	680	397,200	721,970
Issuance of preferred securities of subsidiary trust, net	—	—	—	117,750
Repayment of long-term debt	(398,283)	(10,107)	(26,979)	(213,587)
Line of credit borrowings, net	—	—	(255,000)	123,000
Treasury stock activity	—	—	—	121
Financing costs	(15,994)	(207)	(27,944)	(25,813)
Proceeds from termination of hedge	—	—	—	24,898
Cash flows provided by (used in) financing activities of continuing operations	(89,268)	(9,634)	77,557	758,651
Discontinued operations
Operating cash flows of discontinued operations, net	(44)	(15,215)	(16,928)	(118,554)
Investing cash flows of discontinued operations, net	—	32,478	85,887	13,177
Financing cash flows of discontinued operations, net	—	—	(16,000)	(143,576)
(Increase) decrease in restricted cash held by discontinued operations	9,964	(17,421)	(41,146)	27,473
Increase (Decrease) in Cash and Cash Equivalents	(86,771)	88,646	(11,371)	21,594
Cash and Cash Equivalents, beginning of period	103,829	15,183	26,554	4,960
Cash and Cash Equivalents, end of period	$17,058	$103,829	$15,183	$26,554

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
Commitments and Contingencies (Note 21)
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

To facilitate the calculation of the reorganization value of the Successor Company as set forth in SOP 90-7, we developed a set of financial projections and engaged an independent financial advisor to assist in the determination. The reorganization value was determined using various valuation methods including, (i) reviewing historical financial information (ii) comparing the company and its projected performance to the market values of comparable companies, (iii) performing industry precedent transaction analysis, and (iv) considering certain economic and industry information relevant to the operating business. While the discounted cash flow approach was one of the three approaches used by the independent financial advisor to determine reorganization value, it was not the sole method used in the determination. This use of multiple approaches is consistent with methods used to determine value in most purchase business combinations. A discount rate of 7% was used in the calculation.

The independent financial advisor calculated NorthWestern’s enterprise value, which represents the net equity value of NorthWestern to be distributed to creditors plus its long-term debt to be reinstated upon emergence from bankruptcy, net of cash on hand, to be within an approximate range of $1.415 billion to $1.585 billion. We selected the midpoint value of the range, $1.5 billion, as the enterprise value. This value is consistent with the Voting Creditors and Bankruptcy Court approval of our Plan. Under paragraph 09 of SOP 90-7, an entity’s reorganization value “generally approximates fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring.”

NorthWestern’s total asset value, which is a proxy for the “reorganization value” under SOP 90-7, is approximately $2.5 billion. The projected net distributable value to NorthWestern’s creditors, as calculated by an independent financial advisor, was approximately $710 million. This reflects the “reorganization value” (or total asset value) of approximately $2.5 billion, less NorthWestern’s indebtedness of approximately $1.8 billion (comprised of approximately $900 million of secured reinstated debt, approximately $300 million in current liabilities and approximately $600 million in other noncurrent liabilities).

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

The following table identifies the adjustments recorded to the Predecessor Company’s October 31, 2004 consolidated balance sheet as a result of implementing the Plan and applying fresh-start reporting (in thousands):

	Predecessor	Effects of		Successor
	Company	Plan and		Company
	October 31,	Fresh-Start		October 31,
	2004	Reporting		2004
Assets
Current Assets:
Cash and cash equivalents	$103,829	$—		$103,829
Restricted cash	39,894	—		39,894
Accounts receivable, net	94,963	—		94,963
Inventories	31,863	—		31,863
Regulatory assets	15,465	1,871	(1)	17,336
Prepaid energy supply	29,048	—		29,048
Other	27,625	3,469	(1)	31,094
Assets held for sale	30,000	—		30,000
Current assets of discontinued operations	81,617	—		81,617
Total current assets	454,304	5,340		459,644
Property, plant and equipment, net	1,371,622	—		1,371,622
Goodwill	375,798	59,278	(2)	435,076
Other:
Investments	8,971	—		8,971
Regulatory assets	200,305	24,928	(3)	225,233
Other	51,814	(27,435	)(4)	24,379
Noncurrent assets of discontinued operations	39	—		39
Total assets	$2,462,853	$62,111		$2,524,964
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Current maturities of long-term debt	$910,154	$(833,634	)(5)	$76,520
Accounts payable	79,960	6,420	(5)	86,380
Accrued liabilities	149,264	10,473	(1)(5)	159,737
Regulatory liabilities	18,830	—		18,830
Current liabilities of discontinued operations	18,539	—		18,539
Total current liabilities	1,176,747	(816,741)		360,006
Long-term debt	—	833,634	(5)	833,634
Deferred income taxes	—	45,292	(6)	45,292
Noncurrent regulatory liabilities	158,694	—		158,694
Other noncurrent liabilities	207,409	203,401	(1)(3)(4)	410,810
Noncurrent liabilities and minority interests of discontinued operations	462	—		462
Total liabilities not subject to compromise	1,543,312	265,586		1,808,898
Liabilities subject to compromise:
Financing debt	864,114	(864,114	)(7)	—
Trade creditors	312,555	(312,555	)(4)(5)	—
Company obligated mandatorily redeemable preferred securities of subsidiary trusts	365,550	(365,550	)(7)	—
Total liabilities subject to compromise	1,542,219	(1,542,219)		—
Total liabilities	3,085,531	(1,276,633)		1,808,898
Shareholders’ equity (deficit)	(622,678)	1,338,744	(7)(8)	716,066
Total liabilities and shareholders’ equity (deficit)	$2,462,853	$62,111		$2,524,964

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

Through fresh-start reporting we adjusted our qualified pension and other postretirement benefit plans to their projected benefit obligation by recognition of all previously unamortized actuarial gains and losses. See Note 3 for further information regarding the impacts of fresh-start reporting. A pension regulatory asset has been recognized for the obligation that will be included in future cost of service. Historically, the MPSC rates have allowed recovery of pension costs on a cash basis. The SDPUC allows recovery of pension costs on an accrual basis. A regulatory asset has been recognized for the SFAS No. 106 fair value adjustments resulting from fresh-start reporting. The MPSC allows recovery of SFAS No. 106 costs on an accrual basis. Competitive transition charges relate to natural gas properties amortize proportionately with the principal payments on the Montana natural gas transition bonds. A regulatory asset and liability has been recorded to reflect the future recovery of energy supply costs through the ratemaking process. Tax assets and liabilities primarily reflect the effects of plant related temporary differences such as removal costs, capitalized interest and contributions in aid of construction that we will recover or refund in future rates. The only regulatory assets earning a rate of return are our electric and gas supply costs, which earn annualized rates of return of 8.46% and 8.82%, respectively.

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

(25)   Revision to Consolidated Statement of Cash Flows

We have revised the Consolidated Statements of Cash Flows to (1) expand the cash flows presentation related to discontinued operations to reflect the operating, investing and financing activities of our discontinued operations; (2) include purchases and sales of auction rate securities as investing activities; and (3) reclassify items within cash flows from continuing operations formerly included in the caption “other, net” line item of the operating cash flows section.  In addition, we have reduced cash flows used in continuing operations for the two months ended December 31, 2004 by a $4.7 million penalty on prepayment of long-term debt with a corresponding increase in cash flows used in financing activities.  There is no impact on our Consolidated Statements of Income (Loss), our Consolidated Balance Sheets, or our Consolidated Statements of Common Shareholders’ Equity (Deficit).

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