Form 10-Q/A
period 2005-03-31
NORTHWESTERN CORP
filed 2005-07-15
CIK 73088

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

EXPLANATORY NOTE

NorthWestern Corporation is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three-months ended March 31, 2005 filed with the Securities and Exchange Commission to reflect the following:

•      We invest in auction rate securities as part of our cash management strategy.  These investments had been historically classified as cash and cash equivalents because of the short duration of their reset periods.  Subsequent to the filing of our Quarterly Report on Form 10-Q, based on converging interpretations of the accounting treatment of auction rate securities we determined that these investments should not be classified as cash and cash equivalents due to their underlying maturities.  As a result, the accompanying Consolidated Balance Sheets have been revised to change the classification of auction rate securities to a separate line in current assets and the Consolidated Statements of Cash Flows have been revised to reflect purchase and sales of auction-rate securities as an investing activity. This reclassification has no impact on previously reported total current assets, total assets, working capital position, results of operations or financial covenants and does not affect previously reported cash flows from operating or financing activities.

•      We have also revised the cash flows presentation related to discontinued operations on our Consolidated Statements of Cash Flows to present cash flows from operating, investing and financing activities of our discontinued operations, instead of in a single line presentation. This change in presentation has no impact on previously reported cash flows from continuing operating, investing or financing activities or results of operations.

•      We have revised our Management’s Discussion and Analysis as it relates to the revisions discussed above.

•      We have updated Part II, Item 6 exhibits 31.1, 31.2, 32.1, and 32.2, certifications of the Chief Executive Officer and Chief Financial Officer required by sections 302 and 906 of the Sarbanes Oxley Act of 2002.

Except for the aforementioned items, this Form 10-Q/A does not modify or update other disclosures in the Form 10-Q, including the nature and character of such disclosure to reflect events occurring after May 10, 2005.  While we are amending only certain portions of our Form 10-Q, for convenience and ease of reference, we are refiling the entire Form 10-Q, except for certain exhibits.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission.

NORTHWESTERN CORPORATION

FORM 10-Q/A

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make statements in this Quarterly Report on Form 10-Q/A regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts, included or incorporated by reference herein relating to management’s current expectations of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, Proxy Statements on Schedule 14A, press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this quarterly report on Form 10-Q, our reports on Forms 10-K and 8-K, our Proxy Statements on Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-Q, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-Q/A or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

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

PART 1.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

NORTHWESTERN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	Successor Company
	March 31, 2005	December 31, 2004
	(as revised see note 9)
ASSETS
Current Assets:
Cash and cash equivalents	$32,414	$17,058
Restricted cash	19,554	18,115
Short-term investments	44,900	—
Accounts receivable, net	123,378	141,350
Inventories	22,672	28,033
Regulatory assets	12,101	13,152
Prepaid energy supply	16,987	30,278
Prepaid and other	9,180	8,601
Assets held for sale	20,000	20,000
Current assets of discontinued operations	70,646	71,091
Total current assets	371,832	347,678
Property, Plant, and Equipment, Net	1,378,468	1,379,060
Goodwill	435,076	435,076
Other:
Investments	8,765	8,876
Regulatory assets	218,964	224,192
Other	20,625	18,597
Noncurrent assets of discontinued operations	36	37
Total assets	$2,433,766	$2,413,516
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$67,665	$73,380
Accounts payable	62,858	85,120
Accrued expenses	168,237	131,852
Regulatory liabilities	21,770	19,342
Current liabilities of discontinued operations	17,396	18,374
Total current liabilities	337,926	328,068
Long-term Debt	757,354	763,566
Deferred Income Taxes	54,741	41,354
Noncurrent Regulatory Liabilities	164,425	160,750
Other Noncurrent Liabilities	398,312	410,000
Noncurrent Liabilities of Discontinued Operations	443	443
Total liabilities	1,713,201	1,704,181
Shareholders’ Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 35,728,351 and 35,611,026, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	355	355
Treasury stock at cost	(81)	—
Paid-in capital	717,791	717,994
Unearned restricted stock	(1,655)	(2,093)
Retained earnings (deficit)	4,140	(6,944)
Accumulated other comprehensive income	15	23
Total shareholders’ equity	720,565	709,335
Total liabilities and shareholders’ equity	$2,433,766	$2,413,516

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Successor Company	Predecessor Company
	March 31, 2005	March 31, 2004
OPERATING REVENUES	$335,093	$305,627
COST OF SALES	190,381	172,918
GROSS MARGIN	144,712	132,709
OPERATING EXPENSES
Operating, general and administrative	56,655	56,805
Property and other taxes	18,205	17,903
Depreciation	18,690	18,176
Reorganization items	3,363	6,830
TOTAL OPERATING EXPENSES	96,913	99,714
OPERATING INCOME	47,799	32,995
Interest Expense (contractual interest of $46,696 for the three months ended 3/31/04)	(16,342)	(21,775)
Investment Income and Other	607	701
Income From Continuing Operations Before Income Taxes	32,064	11,921
(Provision) Benefit for Income Taxes	(13,670)	138
Income From Continuing Operations	18,394	12,059
Discontinued Operations, Net of Taxes	524	4,922
Net Income	$18,918	$16,981
Average Common Shares Outstanding	35,611
Basic Earnings per Average Common Share
Continuing operations	$0.52
Discontinued operations	0.01
Basic	$0.53
Diluted Earnings per Average Common Share
Continuing operations	$0.52
Discontinued operations	0.01
Diluted	$0.53
Dividends Declared per Average Common Share	$0.22

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Successor Company	Predecessor Company
	Three Month Period Ended March 31,
	2005	2004
	(as revised see note 9)
OPERATING ACTIVITIES:
Net Income	$18,918	$16,981
Items not affecting cash:
Depreciation and amortization	18,690	18,176
Amortization of debt issue costs	458	3,029
Amortization of restricted stock	375	107
Gain on qualifying facility contract amendment	(4,888)	—
Income on discontinued operations, net of taxes	(524)	(4,922)
Deferred income taxes	13,387	(916)
Gain on property, plant and equipment and investments	—	(81)
Changes in current assets and liabilities:
Restricted cash	(1,439)	(257)
Accounts receivable	17,972	(6,368)
Inventories	5,361	(7)
Prepaid energy supply costs	13,291	17,229
Other current assets	(1,080)	10,117
Accounts payable	(22,262)	1,453
Accrued expenses	36,385	32,206
Changes in regulatory assets	6,279	7,399
Changes in regulatory liabilities	3,536	1,361
Other noncurrent assets	(2,230)	34
Other noncurrent liabilities	(8,265)	2,442
Cash provided by continuing operating activities	93,964	97,983
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(13,400)	(13,633)
Proceeds from sale of assets	5	695
Purchases of investments	(69,900)	(55,200)
Proceeds from sale of investments	25,000	239
Cash used in continuing investing activities	(58,295)	(67,899)
FINANCING ACTIVITIES:
Dividends on common stock	(7,834)	—
Repayment of long-term debt	(12,039)	(4,215)
Treasury stock activity	(81)	—
Financing costs	(211)	—
Equity registration fees	(140)	—
Cash used in continuing financing activities	(20,305)	(4,215)
DISCONTINUED OPERATIONS:
Operating cash flows of discontinued operations, net	434	(7,747)
Investing cash flows of discontinued operations, net	—	14,228
Financing cash flows of discontinued operations, net	—	—
(Increase) decrease in restricted cash held by discontinued operations	(442)	(6,483)
Increase in Cash and Cash Equivalents	15,356	25,867
Cash and Cash Equivalents, beginning of period	17,058	15,183
Cash and Cash Equivalents, end of period	$32,414	$41,050

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income taxes	$(14)	$(4,579)
Interest	6,887	12,670
Reorganization professional fees and expenses	1,668	5,325
Reorganization interest income	—	(15)

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

The consolidated financial statements for the periods included herein have been prepared by NorthWestern Corporation (NorthWestern, we or us), pursuant to the rules and regulations of the SEC. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that these unaudited consolidated financial statements be read in conjunction with audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

(9)    Reclassifications and Revisions to Consolidated Statements of Cash Flows

Certain 2004 amounts have been reclassified to conform to the 2005 presentation. Such reclassifications have no impact on net income or shareholders’ equity as previously reported.

We invest in auction rate securities as part of our cash management strategy.  These investments had been historically classified as cash and cash equivalents because of the short duration of their reset periods.  Subsequent to the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2005, based on converging interpretations of the accounting treatment of auction rate securities we determined that these investments should not be classified as cash and cash equivalents due to their underlying maturities.  As a result, the accompanying Consolidated Balance Sheets have been revised to change the classification of auction rate securities to a separate line in current assets and the Consolidated Statements of Cash Flows have been revised to reflect purchase and sales of auction-rate securities as an investing activity.  This reclassification has no impact on previously reported total current assets, total assets, working capital position, results of operations or financial covenants and does not affect previously reported cash flows from continuing operating or continuing financing activities.

We have also revised the cash flows presentation related to discontinued operations on our Consolidated Statements of Cash Flows to present cash flows from operating, investing and financing activities of our discontinued operations, instead of in a single line presentation. This change in presentation has no impact on previously reported cash flows from continuing operating, investing or financing activities or results of operations.

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

The accompanying Management's Discussion and Analysis has been updated for the effects of the revisions discussed in Note 9 to the financial statements.

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

REGULATED OPERATIONS

Regulated Electric Utility Segment

	Results (in millions)
	2005	2004	Change	Change %
Electric supply revenue	$69.8	$60.2	$9.6	15.9%
Transmission & distribution revenue	70.9	67.6	3.3	4.9
Rate schedule revenue	140.7	127.8	12.9	10.1
Transmission	9.2	10.4	(1.2)	(11.5)
Wholesale	2.6	3.0	(0.4)	(13.3)
Miscellaneous	1.9	1.8	0.1	5.6
Total Revenues	$154.4	$143.0	$11.4	8.0
Supply costs	65.5	62.4	3.1	5.0
Other cost of sales	4.6	3.9	0.7	17.9
Total Cost of Sales	$70.1	$66.3	$3.8	5.7
Gross Margin	$84.3	$76.7	$7.6	9.9%
% GM/Rev	54.6%	53.6%

	Volumes MWH (in thousands)
	2005	2004	Change	Change%
Retail Electric—Montana
Residential	599	582	17	2.9%
Commercial	754	738	16	2.2
Industrial	755	723	32	4.4
Other	19	15	4	26.7
Total Montana	2,127	2,058	69	2.4%
Retail Electric—South Dakota
Residential	129	130	(1)	0.8%
Commercial	188	181	7	3.9
Other	5	5	—	—
Total South Dakota	322	316	6	1.9%
Total Retail Electric	2,449	2,374	75	3.2%
Wholesale Electric—SD	71	101	(30)	(29.7)%

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

Regulated Natural Gas Utility Segment

	Results (in millions)
	2005	2004	Change	Change %
Gas supply revenue	$87.2	$72.7	$14.5	19.9%
Transportation, distribution & storage revenue	35.8	36.3	(0.5)	(1.4)
Rate schedule revenue	123.0	109.0	14.0	12.8
Sales for resale	10.1	6.4	3.7	57.8
Transportation	4.3	4.3	—	—
Miscellaneous	1.2	1.5	(0.3)	(20.0)
Total Revenues	$138.6	$121.2	$17.4	14.4
Supply costs	87.2	73.8	13.4	18.2
Sales for resale costs	10.1	6.4	3.7	57.8
Other cost of sales	1.1	0.8	0.3	37.5
Total Cost of Sales	$98.4	$81.0	$17.4	21.5
Gross Margin	$40.2	$40.2	$—	—%
% GM/Rev	29.0%	33.2%

	Volumes MMbtu (in thousands)
	2005	2004	Change	Change%
Retail Gas—Montana
Residential	5,296	5,294	2	—%
Commercial	2,588	2,578	10	—
Industrial	84	100	(16)	(16.0)
Other	47	47	—	—
Total Montana	8,015	8,019	(4)	—%
Retail Gas—South Dakota
Residential	1,500	1,576	(76)	(4.8)
Commercial	970	965	5	0.5
Other	5	5	—	—
Total South Dakota	2,475	2,546	(71)	(2.8)
Retail Gas—Nebraska
Residential	1,292	1,446	(154)	(10.7)%
Commercial	1,155	1,201	(46)	(3.8)
Other	2	2	—	—
Total Nebraska	2,449	2,649	(200)	(7.6)%
Total Retail Gas	12,939	13,214	(275)	(2.1)%

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

	Results (in millions)
	2005	2004	Change	Change%
Total Revenue	$50.3	$40.7	9.6	23.6%
Supply costs	47.8	37.6	10.2	27.1
Gross Margin	$2.5	$3.1	(0.6)	(19.4)%
% GM/Rev	5.0%	7.6%

	Volumes MMbtu (in thousands)
	2005	2004	Change	Change%
Wholesale Gas—South Dakota	4,158	3,860	298	7.7%
Wholesale Gas—Nebraska	2,854	2,493	361	1.4
Total Wholesale Gas	7,012	6,353	659	10.4%

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

As of March 31, 2005, cash and cash equivalents were $32.4 million and short-term investments were $44.9 million, compared with cash of $17.1 million at December 31, 2004, and cash of $44.4 million and short-term investments of $55.0 million as of March 31, 2004. Cash provided by continuing operations totaled $94.0 million during the three months ended March 31, 2005, compared to $98.0 million during the three months ended March 31, 2004. We anticipate our cash flows from operations to decrease during the second quarter. As our electric and natural gas utility business is seasonal and the weather is typically milder during the second quarter, we typically see reduced revenues during this time period. In addition, during the second quarter of 2005 we expect to make property tax payments of approximately $30 million and an operating lease payment of approximately $16 million.

Cash used in investing activities of continuing operations totaled $58.3 million in the first quarter of 2005 compared to $67.9 million in 2004. Cash used during 2005 and 2004 was principally due to property, plant and equipment additions and purchases of short-term investments.

Cash used in financing activities of continuing operations totaled $20.3 million in the first quarter of 2005 compared to $4.2 million in 2004. In 2005 we paid dividends on common stock of $7.8 million and made scheduled principal payments on debt of $12.0 million. Cash used during 2004 was for scheduled principal payments on debt.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of March 31, 2005 for each of the periods presented. See our Annual Report on Form 10- K for the year ended December 31, 2004 for additional discussion.

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

As reported in our Annual Report on Form 10-K/A as of December 31, 2004, we identified various deficiencies related to the accounting for regulated and unregulated energy commodity procurement, which were assessed to be a material weakness in our internal control over financial reporting. These control deficiencies included: (1) weak segregation of duties among front-, mid-, and back office functions; (2) responsibilities between regulated and unregulated front office employees were not appropriately defined and assigned; and (3) certain transactions were not properly evaluated in a timely manner as to the appropriate accounting treatment.

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

We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, due to the material weakness in our internal control over financial reporting as previously reported in our Annual Report on Form 10-K/A, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of the 1934 are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

We previously reported in our Annual Report on Form 10-K/A actions that continue in 2005 to improve policies, procedures and control activities over regulated and unregulated energy procurement to address the material weakness described in our Annual Report on Form 10-K/A. There have been no changes in our internal control over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NORTHWESTERN CORPORATION

Date: July 15, 2005	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1

Debtor’s Motion for Order Approving Stipulation Among Debtor, Clark Fork and Blackfoot, LLC, Atlanctic Richfield Company, United States, State of Montana, and the Confederated Salish and Kootenai Tribes.

10.2	Confidential Settlement Agreement and Mutual Release between Atlantic Richfield Company, NorthWestern Corporation and Clark Fork and Blackfoot, LLC.
*31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith