Form 10-Q
period 2005-06-30
NORTHWESTERN CORP
filed 2005-08-02
CIK 73088

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

Common Stock, Par Value $.01
35,622,759 shares outstanding at August 1, 2005

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

Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include but are not limited to:

•                    our ability to maintain normal terms with vendors and service providers;

•                    our ability to fund and execute our business plan;

•                    our ability to avoid or mitigate adverse rulings as to Magten Asset Management Corporation’s (Magten) appeal of the order confirming our plan of reorganization, its appeal of the order approving the memorandum of understanding to settle our securities class action litigation and Magten’s and Law Debenture Trust Company of New York’s (Law Debenture) adversary complaint filed April 15, 2005 seeking, among other relief, to revoke the Order confirming our plan of reorganization;

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

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, Proxy Statements on Schedule 14A, press releases, analyst and investor conference calls, and other communications released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this quarterly report on Form 10-Q, our reports on Forms 10-K/A and 8-K, our Proxy Statements on Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-Q, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-Q or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

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

PART 1.   FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

NORTHWESTERN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share amounts)

	Successor Company
	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$49,674	$17,058
Restricted cash	24,982	21,383
Accounts receivable, net	90,993	141,350
Inventories	26,412	28,033
Regulatory assets	21,992	13,152
Prepaid energy supply	7,477	30,278
Prepaid and other	8,099	8,601
Assets held for sale	20,000	20,000
Current assets of discontinued operations	70,914	71,091
Total current assets	320,543	350,946
Property, Plant, and Equipment, Net	1,381,558	1,379,060
Goodwill	435,076	435,076
Other:
Investments	5,387	5,608
Regulatory assets	212,084	224,192
Other	24,888	18,597
Noncurrent assets of discontinued operations	53	37
Total assets	$2,379,589	$2,413,516
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$66,600	$73,380
Accounts payable	53,296	85,120
Accrued expenses	136,213	131,852
Regulatory liabilities	28,037	19,342
Current liabilities of discontinued operations	27,965	18,374
Total current liabilities	312,111	328,068
Long-term Debt	732,982	763,566
Deferred Income Taxes	57,294	41,354
Noncurrent Regulatory Liabilities	167,427	160,750
Other Noncurrent Liabilities	402,226	410,000
Noncurrent Liabilities of Discontinued Operations	443	443
Total liabilities	1,672,483	1,704,181
Shareholders’ Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 35,742,598 and 35,622,759, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	357	355
Treasury stock at cost	(1,593)	—
Paid-in capital	718,243	717,994
Unearned restricted stock	(757)	(2,093)
Retained deficit	(7,628)	(6,944)
Accumulated other comprehensive income (loss)	(1,516)	23
Total shareholders’ equity	707,106	709,335
Total liabilities and shareholders’ equity	$2,379,589	$2,413,516

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(in thousands, except per share amounts)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
OPERATING REVENUES	$249,387	$217,827	$584,480	$523,454
COST OF SALES	131,184	114,494	321,565	287,412
GROSS MARGIN	118,203	103,333	262,915	236,042
OPERATING EXPENSES
Operating, general and administrative	57,431	53,409	114,086	110,214
Property and other taxes	17,422	16,904	35,627	34,807
Depreciation	18,874	18,242	37,564	36,418
Reorganization items	138	7,631	3,501	14,461
TOTAL OPERATING EXPENSES	93,865	96,186	190,778	195,900
OPERATING INCOME	24,338	7,147	72,137	40,142
Interest Expense (contractual interest of $47,672 and $94,368 for the three and six months ended 6/30/2004)	(15,758)	(22,129)	(32,100)	(43,904)
Loss on Debt Extinguishment	(548)	—	(548)	—
Investment Income and Other	1,590	503	2,197	1,204
Income (Loss) From Continuing Operations Before Income Taxes	9,622	(14,479)	41,686	(2,558)
(Provision) Benefit for Income Taxes	(3,249)	133	(16,919)	271
Income (Loss) from Continuing Operations	6,373	(14,346)	24,767	(2,287)
Discontinued Operations, Net of Taxes	(10,304)	9,546	(9,780)	14,468
Net Income (Loss)	$(3,931)	$(4,800)	$14,987	$12,181
Average Common Shares Outstanding	35,607		35,609
Basic Earnings per Average Common Share
Continuing operations	$0.18		$0.70
Discontinued operations	(0.29)		(0.28)
Basic	$(0.11)		$0.42
Diluted Earnings per Average Common Share
Continuing operations	$0.18		$0.70
Discontinued operations	(0.29)		(0.28)
Diluted	$(0.11)		$0.42
Dividends Declared per Average Common Share	$0.22		$0.44

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Successor Company	Predecessor Company
	Six Months Ended June 30,
	2005	2004
		(as revised)
OPERATING ACTIVITIES:
Net Income	$14,987	$12,181
Items not affecting cash:
Depreciation and amortization	37,564	36,418
Amortization of debt issue costs	1,067	6,058
Amortization of restricted stock	1,691	369
Gain on qualifying facility contract amendment	(4,888)	—
(Income) loss on discontinued operations, net of taxes	9,780	(14,468)
Deferred income taxes	16,885	—
Loss on debt extinguishment	548	—
Gain on property, plant and equipment and investments	(667)	—
Changes in current assets and liabilities:
Accounts receivable	50,371	26,994
Inventories	1,621	(488)
Prepaid energy supply costs	22,801	24,037
Other current assets	334	9,092
Accounts payable	(32,572)	(8,961)
Accrued expenses	4,361	2,846
Changes in regulatory assets	3,268	16,781
Changes in regulatory liabilities	10,075	3,210
Other noncurrent assets	(5,918)	1,616
Other noncurrent liabilities	(7,459)	1,370
Cash flows provided by continuing operations	123,849	117,055
INVESTING ACTIVITIES:
Change in restricted cash	(3,599)	6,074
Property, plant, and equipment additions	(31,617)	(30,529)
Proceeds from sale of assets	16	96
Purchase of investments	(118,800)	(110,875)
Proceeds from sale of investments	119,720	60,914
Cash used in continuing investing activities	(34,280)	(74,320)
FINANCING ACTIVITIES:
Proceeds from exercise of warrants	20	—
Dividends on common stock	(15,671)	—
Repayment of long-term debt	(112,268)	(6,362)
Treasury stock activity	(1,591)	—
Issuance of long-term debt	74,750	—
Financing costs	(2,025)	—
Equity registration fees	(140)	—
Cash used in continuing financing activities	(56,925)	(6,362)
DISCONTINUED OPERATIONS:
Operating cash flows of discontinued operations, net	524	(13,997)
Investing cash flows of discontinued operations, net	201	31,728
Financing cash flows of discontinued operations, net	—	—
Increase in restricted cash held by discontinued operations	(753)	(17,730)
Increase in Cash and Cash Equivalents	32,616	36,374
Cash and Cash Equivalents, beginning of period	17,058	15,183
Cash and Cash Equivalents, end of period	$49,674	$51,557
Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income taxes	$(374)	$(4,607)
Interest	26,413	30,876
Reorganization professional fees and expenses	3,266	9,217
Reorganization interest income	—	(144)
Noncash transactions:
Investment utilized for debt repayment	$—	$1,474

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

The consolidated financial statements for the periods included herein have been prepared by NorthWestern Corporation (NorthWestern, we or us), pursuant to the rules and regulations of the SEC. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that these unaudited consolidated financial statements be read in conjunction with audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the SEC on July 15, 2005.

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

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R. FIN 46R was issued to replace FIN 46 and clarify the accounting for interests in variable interest entities. FIN 46R requires the consolidation of entities which are determined to be variable interest entities (VIEs) when the reporting company determines that it will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both. The company that is required to consolidate the VIE is called the primary beneficiary. Conversely, the reporting company would be required to deconsolidate VIEs that are currently consolidated when the company is not considered to be the primary beneficiary. Variable interests are contractual, ownership or other monetary interests in an entity that change as the fair value of the entity’s net assets exclusive of variable interests change. An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest. Certain long-term purchase power and tolling contracts may be considered variable interests under FIN 46R. We have various long-term purchase power contracts with other utilities and certain qualifying facility plants. After evaluation of these contracts, we believe one qualifying facility contract may constitute a variable interest entity under the provisions of FIN 46R. While we have made exhaustive efforts, we have been unable to obtain the information necessary to further analyze this contract under the requirements of FIN 46R. We will continue to make appropriate efforts to obtain the necessary information from this qualifying facility in order to determine if it is a VIE and if so, whether we are the primary beneficiary. We continue to account for this qualifying facility contract as an executory contract. Based on the current contract terms with this qualifying facility, our estimated gross contractual payments aggregate approximately $580.7 million through 2025.

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

Our regulated utility operations have, however, previously recognized removal costs of transmission and distribution assets as a component of depreciation in accordance with regulatory treatment. These amounts do not represent Statement of Financial Accounting Standards (SFAS) No. 143 legal retirement obligations. As of June 30, 2005 and December 31, 2004, we have recognized accrued removal costs of $138.2 million and $132.9 million, respectively, which are included in noncurrent regulatory liabilities. In addition, related to our nonregulated electric operations, we have recognized accrued removal costs of $2.1 million and $2.0 million as of June 30, 2005 and December 31, 2004, respectively.

For our generation properties, we have accrued decommissioning costs since the generating units were first put into service in the amount of $12.6 million and $12.3 million as of June 30, 2005 and December 31, 2004, respectively, which is classified as a noncurrent regulatory liability. These amounts also do not represent SFAS No. 143 legal retirement obligations.

(3)   Goodwill

There were no changes in our goodwill during the three and six months ended June 30, 2005. Goodwill by segment as of June 30, 2005 and December 31, 2004 is as follows (in thousands):

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

In order to wind-down its affairs in an orderly manner, Netexit and its subsidiaries filed for bankruptcy protection on May 4, 2004. Netexit currently holds approximately $66.8 million in cash, which is included in current assets of discontinued operations on our consolidated financial statements. On June 24, 2005, we reached an agreement in principle with Netexit’s official committee of unsecured creditors and another Netexit claimant in an attempt to resolve outstanding issues related to Netexit’s liquidating plan of reorganization. According to terms of the agreement in principle:

•       NorthWestern will receive an initial distribution of $20 million in cash for its allowed claims upon the effective date of confirming an amended and restated liquidating plan of reorganization and disclosure statement to be filed with the Bankruptcy Court.

•       A reserve of an additional $5 million will be set aside through the amended plan for an additional distribution to NorthWestern after distributions are made on other allowed unsecured claims.

•       A reserve of up to $22.9 million will be set aside through the amended plan for payment of allowed non-NorthWestern unsecured claims with distribution to occur only after all such unsecured claims are resolved. Any remaining cash from this reserve, which is not paid out to other allowed unsecured claims, will be paid to NorthWestern.

•       $8 million will be paid on the effective date of the plan to securities class action claimants to satisfy a $20 million allowed liquidated claim provided to former NorthWestern shareholders in a previously announced court-approved settlement.

•       After distributions are made to allowed unsecured, administrative and priority claims, any remaining Netexit estate funds will be paid to NorthWestern at the filing of a motion to close the bankruptcy proceeding.

An amended and restated liquidating plan of reorganization and disclosure statement has been filed with the Bankruptcy Court incorporating the terms of the settlement reached during the mediation. According to the agreement in principle, Netexit’s creditors committee are co-proponents to, and will support, the amended and restated liquidating plan of reorganization and disclosure statement. If approved by creditors and confirmed by the Bankruptcy Court, cash distributions could be made to all unsecured creditors as addressed in the settlement agreement and consistent with the Bankruptcy Code soon after the effective date of such plan which date is expected to be sometime in the fourth quarter of 2005. In connection with the settlement in principle and other settlements reached with claimants during the second quarter of 2005, Netexit re-evaluated its estimate of total allowed claims and recorded a loss of $10 million. Based on our current estimate of total allowed claims, NorthWestern anticipates receiving an aggregate distribution of approximately $40 million from Netexit; however, there are still substantial open claims. Netexit may incur additional losses related to the resolution of open claims, which could also reduce NorthWestern’s ultimate recovery.

As of June 30, 2005 and December 31, 2004, Netexit had current assets of $67.6 million and $66.3 million and current liabilities (excluding intercompany amounts) of $26.2 million and $15.6 million, respectively.

Summary financial information for the discontinued Netexit operations is as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended
	June 30, 2005	June 30, 2004
Revenues	$—	$—
Loss before income taxes	$(10,057)	$(1,191)
Gain on disposal	—	11,500
Income tax provision	—	—
Income (loss) from discontinued operations, net of income taxes	$(10,057)	$10,309

	Successor Company	Predecessor Company
	Six Months Ended
	June 30, 2005	June 30, 2004
Revenues	$—	$—
Income (loss) before income taxes	$(9,342)	$475
Gain on disposal	—	11,500
Income tax provision	—	—
Income (loss) from discontinued operations, net of income taxes	$(9,342)	$11,975

No income tax provision or benefit has been recorded by Netexit, because we currently believe it is not likely that deferred tax assets arising from Netexit net operating losses will be realized.

Blue Dot has one remaining business. As of June 30, 2005 and December 31, 2004, Blue Dot had current assets of $3.4 million and $4.8 million and current liabilities (excluding intercompany amounts) of $1.7 million and $2.8 million, respectively. As of June 30, 2005 and December 31, 2004, Blue Dot had noncurrent assets of $0.05 million and $0.04 million and noncurrent liabilities of $0.4 million.

Summary financial information for the discontinued Blue Dot operations is as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended
	June 30, 2005	June 30, 2004
Revenues	$726	$6,072
Income (loss) before income taxes	$(247)	$602
Loss on disposal	—	(1,365)
Income tax provision	—	—
Loss from discontinued operations, net of income taxes	$(247)	$(763)

	Successor Company	Predecessor Company
	Six Months Ended
	June 30, 2005	June 30, 2004
Revenues	$1,449	$22,665
Loss before income taxes	$(438)	$(3,691)
Gain on disposal	—	6,184
Income tax provision	—	—
Income (loss) from discontinued operations, net of income taxes	$(438)	$2,493

(5)   Other Comprehensive Income (Loss)

The FASB defines comprehensive income as all changes to the equity of a business enterprise during a period, except for those resulting from transactions with owners. For example, dividend distributions are excluded. Comprehensive income (loss) consists of net income and other comprehensive income. Net income may include such items as income from continuing operations, discontinued operations, extraordinary items, and cumulative effects of changes in accounting principles. Other comprehensive income (loss) may include foreign currency translations, adjustments of minimum pension liability, gains and losses on derivative instruments qualifying as hedges, and unrealized gains and losses on certain investments in debt and equity securities.

Comprehensive income (loss) is calculated as follows (in thousands):

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$(3,931)	$(4,800)	$14,987	$12,181
Other comprehensive income (loss), net of tax:
Unrealized loss on derivative instruments qualifying as hedges, net of tax of $945 in 2005	(1,510)	—	(1,510)	—
Foreign currency translation	(20)	(34)	(5)	(54)
Comprehensive income (loss)	$(5,461)	$(4,834)	$13,472	$12,127

(6)   Income Taxes

The following table reconciles our effective income tax rate for continuing operations to the federal statutory rate:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income, net of federal provisions	2.0	3.8	3.1	4.4
Amortization of investment tax credit	—	0.9	—	10.6
Dividends received deduction and other investments	—	(0.2)	—	1.0
Valuation allowance	—	(42.9)	—	(47.6)
Other, net	(3.3)	4.3	2.5	7.2
	33.7%	0.9%	40.6%	10.6%

SFAS 109, Accounting for Income Taxes, requires a company to record income taxes at an estimated annual effective tax rate. The rate is revised, if necessary, at the end of each successive interim period during a fiscal year to the company’s best current estimate of its annual effective tax rate. In the second quarter of 2005 the estimated annual effective tax rate before discreet items was revised to 41% from 42.6% used in the first quarter. This revision to the effective tax rate resulted in a reduction to income tax expense in the second quarter to adjust our year-to-date income tax expense to match the new effective tax rate.  Because of the lower annual effective tax rate, and the fact that 2005 earnings before income taxes was lower in the second quarter as compared to the first quarter, our effective tax rate was 33.7% for the three months ended June 30, 2005.

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

The accounting policies of the operating segments are the same as the parent except that the parent allocates some of its operating expenses to the operating segments according to a methodology designed by management for internal reporting purposes and involves estimates and assumptions. Financial data for the business segments, excluding discontinued operations, are as follows (in thousands):

Successor Company
Three months ended	Utility		Unregulated
June 30, 2005	Electric	Gas	Electric	Gas	Other	Eliminations	Total
Operating revenues	$144,755	$65,461	$21,536	$32,842	$125	$(15,332)	$249,387
Cost of sales	70,737	38,492	6,692	30,200	58	(14,995)	131,184
Gross margin	74,018	26,969	14,844	2,642	67	(337)	118,203
Operating, general and administrative	32,443	15,057	9,691	359	218	(337)	57,431
Property and other taxes	12,291	4,287	819	25	—	—	17,422
Depreciation	14,319	3,934	261	101	259	—	18,874
Reorganization items	—	—	—	—	138	—	138
Operating income (loss)	14,965	3,691	4,073	2,157	(548)	—	24,338
Total assets	$1,469,013	$691,400	$42,104	$61,432	$44,673	$—	$2,308,622
Capital expenditures	$14,732	$2,929	$555	$—	$—	$—	$18,216

Predecessor Company
Three months ended	Utility		Unregulated
June 30, 2004	Electric	Gas	Electric	Gas	Other	Eliminations	Total
Operating revenues(1)	$132,495	$53,264	$17,145	$27,295	$600	$(12,972)	$217,827
Cost of sales(1)	62,685	35,029	4,098	24,809	407	(12,534)	114,494
Gross margin	69,810	18,235	13,047	2,486	193	(438)	103,333
Operating, general and administrative	27,731	12,898	12,326	488	404	(438)	53,409
Property and other taxes	11,957	4,147	770	18	12	—	16,904
Depreciation	13,863	3,596	305	89	389	—	18,242
Reorganization expenses	—	—	—	—	7,631	—	7,631
Operating income (loss)	16,259	(2,406)	(354)	1,891	(8,243)	—	7,147
Total assets	$1,489,115	$700,925	$18,274	$70,085	$69,986	$—	$2,348,385
Capital expenditures	$11,761	$3,256	$1,749	$127	$3	$—	$16,896

Successor Company
Six months ended	Utility		Unregulated
June 30, 2005	Electric	Gas	Electric	Gas	Other	Eliminations	Total
Operating revenues	$299,117	$204,065	$45,966	$83,185	$351	$(48,204)	$584,480
Cost of sales	140,803	136,906	13,056	77,967	241	(47,408)	321,565
Gross margin	158,314	67,159	32,910	5,218	110	(796)	262,915
Operating, general and administrative	62,515	30,163	19,167	1,198	1,839	(796)	114,086
Property and other taxes	24,854	9,085	1,629	55	4	—	35,627
Depreciation	28,647	7,639	522	202	554	—	37,564
Reorganization items	—	—	—	—	3,501	—	3,501
Operating income (loss)	42,298	20,272	11,592	3,763	(5,788)	—	72,137
Total assets	$1,469,013	$691,400	$42,104	$61,432	$44,673	$—	$2,308,622
Capital expenditures	$25,786	$4,762	$1,069	$—	$—	$—	$31,617

Predecessor Company
Six months ended	Utility		Unregulated
June 30, 2004	Electric	Gas	Electric	Gas	Other	Eliminations	Total
Operating revenues(1)	$275,482	$174,445	$34,881	$68,014	$1,258	$(30,626)	$523,454
Cost of sales(1)	128,962	116,007	8,795	62,360	874	(29,586)	287,412
Gross margin	146,520	58,438	26,086	5,654	384	(1,040)	236,042
Operating, general and administrative	55,395	26,737	25,638	1,472	2,012	(1,040)	110,214
Property and other taxes	24,337	8,815	1,591	35	29	—	34,807
Depreciation	27,712	7,133	609	178	786	—	36,418
Reorganization expenses	—	—	—	—	14,461	—	14,461
Operating income (loss)	39,076	15,753	(1,752)	3,969	(16,904)	—	40,142
Total assets	$1,489,115	$700,925	$18,274	$70,085	$69,986	$—	$2,348,385
Capital expenditures	$21,512	$5,552	$3,167	$287	$11	$—	$30,529

(1)          In accordance with Emerging Issues Task Force 03-11, Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and not “Held for Trading Purposes” as defined in Issue No. 02-3, which was effective beginning with the fourth quarter of 2003, the Predecessor Company has revised revenues downward from amounts previously reported for the quarter and six months ended June 30, 2004 to report revenue net versus gross for certain regulated electric and gas contracts that did not physically deliver. These adjustments to revenues did not impact gross margin, operating income or net income as previously reported. These revenue revisions were determined not to be material to the Predecessor Company financial statements. Revenues and cost of sales for the three and six months ended June 30, 2004 reflected above were each reduced by $15.1 million and $49.1 million, respectively.

(8)                               New Accounting Standards

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, or FIN 47. FIN 47 was issued to clarify the accounting for conditional asset retirement obligations in order to have more consistent recognition of liabilities relating to asset retirement obligations and additional information on expected future cash outflows and investments in long-lived assets. While we are currently evaluating the potential impact on our asset retirement obligations, we do not anticipate  the effects of FIN 47 will have a material impact on our financial condition or results of operations. FIN 47 is effective for periods ended after December 15, 2005.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS No. 154 will have a material impact on our results of operations or financial condition.

(9)                               Reclassifications

Certain 2004 amounts have been reclassified to conform to the 2005 presentation. Such reclassifications have no impact on net income or shareholders’ equity as previously reported.

We have invested in auction rate securities as part of our cash management strategy. These investments had been historically classified as cash and cash equivalents because of the short duration of their reset periods. Based on converging interpretations of the accounting treatment of auction rate securities we determined that these investments should not be classified as cash and cash equivalents due to their underlying maturities. We have also determined that changes in restricted cash should be reflected as an investing activity. As a result, the Consolidated Statement of Cash Flows for the six months ended June 30, 2004 has been revised to reflect purchase and sales of auction-rate securities and change in restricted cash as investing activities. These reclassifications have no impact on previously reported total current assets, total assets, working capital position, results of operations or financial covenants.

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

In addition, we have revised 2004 revenues and cost of sales as discussed in Note 1 to the second and fourth tables contained in Note 7.

(10)                        Income per Average Common Share

Basic earnings per share is computed by dividing earnings applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of common stock equivalent shares that could occur if all warrants were exercised and all unvested restricted shares were to vest. Common stock equivalent shares are calculated using the treasury stock method. The dilutive effect is computed by dividing earnings applicable to common stock by the weighted average number of common shares outstanding plus the effect of the outstanding unvested restricted shares and warrants. Average shares outstanding used in computing the basic and diluted earnings per share for the three and six months ended June 30, 2005 are as follows:

	Successor Company
	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Basic computation	35,606,762	35,608,877
Dilutive effect of
Restricted shares	62,677	62,677
Stock warrants	322,027	172,031
Diluted computation	35,991,466	35,843,585

Warrants to purchase 4,619,059 shares of common stock as of June 30, 2005 are dilutive and have been included in the earnings per share calculations. These warrants have an exercise price of $28.04. Under the terms of the warrant agreement, the exercise price of the warrants is subject to adjustment from time to time, based on certain events. These events include additional share issuances and dividend payments. An adjustment is made in the case of a cash dividend if the amount of the cash dividend increases or decreases the exercise price by at least 1%, otherwise such amount is carried forward and taken into account with any subsequent cash dividend. Adjustments in the exercise price also require an adjustment in the number of shares covered by the warrants. As of June 30, 2005 each warrant could be exchanged for 1.02 shares of common stock. Historical earnings per share information for the Predecessor Company has not been presented as all shares were cancelled upon emergence from bankruptcy.

(11)                        Employee Benefit Plans

Net periodic benefit cost for our pension and other postretirement plans consists of the following for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$2,133	$1,587	$172	$436
Interest cost	5,044	2,820	713	652
Expected return on plan assets	(5,087)	(2,295)	(140)	(81)
Amortization of transitional obligation	—	(78)	—	—
Amortization of prior service cost	—	(166)	—	—
Recognized actuarial loss	—	(60)	—	86
Net Periodic Benefit Cost	$2,090	$1,808	$745	$1,093

	Pension Benefits		Other Postretirement Benefits
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Six Months Ended June 30
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$4,266	$3,753	$344	$656
Interest cost	10,087	10,085	1,426	1,457
Expected return on plan assets	(10,174)	(9,424)	(281)	(157)
Amortization of transitional obligation	—	77	—	—
Amortization of prior service cost	—	207	—	—
Recognized actuarial loss	—	641	—	280
Net Periodic Benefit Cost	$4,179	$5,339	$1,489	$2,236

(12)                        Risk Management and Hedging Activities

We are exposed to market risk, including changes in interest rates and the impact of market fluctuations in the price of electricity and natural gas. We employ established policies and procedures to manage our risk associated with these market fluctuations using various commodity and financial derivative and non-derivative instruments, including forward contracts, swaps and options.

Interest Rates

During the second quarter of 2005, we implemented a risk management strategy of utilizing interest rate swaps to manage our interest rate exposures associated with anticipated refinancing transactions of approximately $380 million. These swaps are designated as cash-flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, with the effective portion of gains and losses, net of associated deferred income tax effects, recorded in accumulated other comprehensive income in our Consolidated Balance Sheets. We will reclassify gains and losses on the hedges from accumulated other comprehensive income into interest expense in our Consolidated Statements of Income (Loss) during the periods in which the interest payments being hedged occur.

At June 30, 2005, we had $2.5 million in other noncurrent liabilities based on the market value of our interest rate swaps. These hedging instruments are assessed on a quarterly basis in accordance with SFAS No. 133 to determine if they are effective in offsetting the interest rate risk associated with the forecasted transaction and as of June 30, 2005, we had no hedge ineffectiveness on these swaps.

Commodity Prices

During the second quarter of 2005, we implemented a risk management strategy of utilizing put options in conjunction with our forward fixed price sales to manage our commodity price risk exposure associated with our leased Colstrip 4 generation facility. These transactions are designated as cash-flow hedges of forecasted electric sales of approximately 120,000 Mwh in each of the third and fourth quarters of 2006 under the provisions of SFAS No. 133. We  designated the put options as cash-flow hedges, therefore unrealized gains and losses are recorded in accumulated other comprehensive income in our Consolidated Balance Sheets prior to the settlement of the anticipated hedged physical transaction. Gains or losses will be reclassified into earnings upon settlement of the underlying hedged transaction.

At June 30, 2005, we had net unrealized gains of approximately $50,000 on these hedges recorded in accumulated other comprehensive income, and $1.2 million (including option premium) in other noncurrent assets.

(13)   Financing Transaction

On June 30, 2005, we entered into an amended and restated credit agreement that replaced our existing $225 million credit facility with an unsecured $200 million senior revolving line of credit with lower borrowing costs. The previous credit facility consisted of a $125 million five-year revolving tranche and a $100 million seven-year term tranche (senior secured term loan B.) On June 30, 2005, we borrowed $74.75 million and issued letters of credit totaling $19.0 million under the amended and restated line of credit to repay in full and terminate our obligation under the previous facility. In addition, because the amended and restated line of credit is unsecured, $225 million of first mortgage bond collateral securing the previous facility was released by the lenders. The unsecured revolving line of credit will mature on November 1, 2009 and does not amortize. The facility bears interest at a variable rate based upon a grid which is tied to our credit rating from Fitch, Moody’s, and Standard and Poor’s. The ‘spread’ or ‘margin’ ranges from 5/8% to 1.75% over the London Interbank Offered (LIBO) Rate. The facility currently bears interest at a rate of approximately 4.5%, which is 1.125% over the LIBO Rate.

The amended and restated line of credit continues to include similar covenants with the previous credit facility, which require us to meet certain financial tests, including a minimum interest coverage ratio and a minimum debt to capitalization ratio. The line of credit also contains covenants which, among other things, limit our ability to incur additional indebtedness, create liens, engage in any consolidation or merger or otherwise liquidate or dissolve, dispose of property, make restricted payments, make loans or advances, and enter into transactions with affiliates. Many of these restrictive covenants will fall away upon the line of credit being rated “investment grade” by two of the three major credit rating agencies consisting of Fitch Investors Service (Fitch), Moody’s Investors Service (Moody’s) and Standard and Poor’s Rating Group (S&P). As of June 30, 2005, we are in compliance with all of the covenants under the amended and restated  line of credit.

(14)   Commitments and Contingencies

Environmental Liabilities

We are subject to numerous state and federal environmental laws and regulations. Because these laws and regulations are continually developing and subject to amendment, reinterpretation and varying degrees of enforcement, we may be subject to, but can not predict with certainty, the nature and amount of future environmental liabilities. The Clean Air Act Amendments of 1990 (the Act) and subsequent amendments stipulate limitations on sulfur dioxide and nitrogen oxide emissions from coal-fired power plants. We comply with these existing emission requirements through purchase of sub-bituminous coal and we believe that we are in compliance with all presently applicable environmental protection requirements and regulations with respect to these plants. Recent legislation has been proposed, which may require further limitations on emissions of these pollutants along with limitations on carbon dioxide, particulate matter, and mercury emissions. The recent regulatory and legislative proposals are subject to normal administrative processes, however, and thus we cannot make any prediction as to whether the proposals will pass or on the impact of those actions.

We are subject to other environmental laws and regulations including those that relate to former manufactured gas plant sites and other past and present operations and facilities. In addition, we may be subject to financial liabilities related to the investigation and remediation from activities of previous owners or operators of our industrial and generating facilities. The range of exposure for environmental remediation obligations at present is estimated to range between $45.1 million to $84.1 million. Our environmental reserve accrual is $45.1 million as of June 30, 2005.

Our subsidiary, Clark Fork and Blackfoot, LLC, (CFB) owns the Milltown Dam hydroelectric facility, a three megawatt generation facility located at the confluence of the Clark Fork and Blackfoot Rivers. In April 2003, the Environmental Protection Agency (EPA) announced its proposed remedy to address the mining waste contamination located in the Milltown Reservoir. This remedy proposed partial removal of the contaminated sediments located within the Milltown Reservoir, together with the removal of the Milltown Dam and powerhouse (this remedy was incorporated into the EPA’s formal Record of Decision issued on December 20, 2004). In light of this pre-Record of Decision announcement, we commenced negotiations with the Atlantic Richfield Company, or Atlantic Richfield, to prevent a challenge from Atlantic Richfield to our statutorily exempt status under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) as a potentially responsible party. On September 10, 2003, we executed a confidential settlement agreement with Atlantic Richfield which, among other things, capped our maximum contribution towards remediation of the Milltown Reservoir superfund site. A motion to approve the settlement agreement with Atlantic Richfield was filed with the Bankruptcy Court on October 17, 2003. On April 7, 2004 we entered into a stipulation (Stipulation) with Atlantic Richfield, the EPA, the Department of the Interior, the State of Montana and the Confederated Salish and Kootenai Tribes (collectively the Government Parties), which is intended to resolve both our liability with Atlantic Richfield in general accordance with the previously negotiated settlement agreement and establish a framework to resolve our liability with the Government Parties for their claims, including natural resource restoration claims, against NorthWestern as they relate to remediation of the Milltown Site. The Stipulation caps NorthWestern’s and CFB’s collective liability to Atlantic Richfield and the Government Parties at $11.4 million. On June 22, 2004, the Bankruptcy Court approved the Stipulation and the funding of the Atlantic Richfield settlement, as modified by the Stipulation. The amount of the stipulated liability has been fully accrued in the accompanying financial statements. Pursuant to the Stipulation, commencing in August 2004 and each month thereafter, we pay $500,000 alternately into two escrow accounts, one for the State of Montana and one for Atlantic Richfield, until the total agreed amount is funded. As of June 30, 2005, we have fully funded the State of Montana escrow account ($2.5 million) and have funded the Atlantic Richfield account in the amount of $3.0 million. No interest will accrue on the unpaid balance due, and the escrow accounts will remain funded until a final, nonappealable consent decree is entered by the United States District Court. If, however, a consent decree (i) is not executed by the relevant parties, (ii) is not approved by the United States District Court, or (iii) does not become fully effective, then all funds in the escrow accounts will continue to be held in trust pending further court order. The Stipulation incorporates appropriate releases and indemnifications from Atlantic Richfield under the previously negotiated settlement agreement.

In anticipation of completion of the consent decree negotiations, CFB filed an application to amend its FERC operating license to allow for the commencement of Stage 1 of the EPA’s proposed plan for the remediation of the Milltown Reservoir superfund site. Stage 1 activities anticipated the permanent drawdown of the Milltown Reservoir and the construction of: (i) the Clark Fork River bypass channel, (ii) a railroad spur to facilitate loading of contaminated sediments to be removed from the reservoir, and (iii) certain equipment access roads. All such construction activity was to take place within FERC jurisdictional areas. On January 19, 2005, the FERC issued an order dismissing CFB’s application, and issuing a notice of intent to accept surrender of CFB’s operating license. Based on certain incorrect assumptions made by the FERC (particularly with respect to the existence of a completed and executed consent decree for the Milltown Reservoir superfund site as of the date of the order), the FERC transferred its complete jurisdiction over the Milltown facility to the EPA and concluded that, based on certain actions to take place during the Stage 1 activities, that such actions demonstrate CFB’s intent to surrender its operating license. Moreover, based upon the operation of Section 121(e) of CERCLA, the FERC concluded that CFB need not file a formal license surrender application. Due to the FERC’s reliance upon certain incorrect assumptions, all relevant parties to the Milltown superfund consent decree negotiations concluded that the order created certain unacceptable risks due, in large part, to the fact that a consent decree addressing the rights and obligations of the various parties with respect to implementation of the Milltown remedial action and restoration plan has not been fully negotiated and approved by the federal district court in Montana. As a result, the EPA, the State of Montana, Atlantic Richfield and CFB all filed comments with the FERC on February 18, 2005, requesting that the FERC modify its order to continue jurisdiction over the Milltown facility until entry of a final consent decree. On March 21, 2005 the FERC granted CFB’s motion for clarification and rehearing. On May 4, 2005, the FERC conducted a hearing on CFB’s motion. On May 6, 2005, the FERC issued a written order on CFB’s motion, modifying its January 19, 2005 order to deem the Milltown Dam operating license surrendered upon the effective date of the anticipated consent decree. As a result of this order, the FERC will continue to have jurisdiction over the Milltown Dam until the effective date of anticipated consent decree.

Together with CFB, on July 15, 2005, we executed the final consent decree for the Milltown Reservoir superfund site. We anticipate that the consent decree will be formally lodged by the United States Department of Justice with the federal district court in Montana in August 2005. Shortly after filing with the federal district court, the consent decree will be formally noticed for a thirty-day public comment period in the Federal Register. Assuming no opposition to the consent decree is brought, no formal hearing is held by the federal district judge, and no appeal is filed, the court will likely enter the order approving the consent decree by November 2005. The terms of the final consent decree are consistent with the Stipulation approved by the Bankruptcy Court.

Legal Proceedings

As a result of the Chapter 11 filing for the period from September 14, 2003 through November 1, 2004, attempts by third parties to collect, secure or enforce remedies with respect to most prepetition claims against us were subject to the automatic stay provisions of Section 362(a) of Chapter 11.

On October 19, 2004, the Bankruptcy Court entered a written order confirming our plan of reorganization. On October 25, 2004, Magten Asset Management Corporation (Magten) filed a notice of appeal of such order seeking, among other things, a reversal of the confirmation order. In connection with this appeal, Magten filed motions with the Bankruptcy Court and the United States District Court for the District of Delaware seeking a stay of the enforcement of the confirmation order to prevent our plan of reorganization from becoming effective. On October 25, 2004, the Bankruptcy Court denied Magten’s motion for a stay, and on October 29, 2004, the Delaware District Court denied Magten’s motion for a stay. With no stay imposed, our plan of reorganization became effective November 1, 2004. On October 26, 2004, Magten filed a notice of appeal of the Bankruptcy Court’s approval of the memorandum of understanding (MOU), which memorialized the settlement of the consolidated securities class actions and consolidated derivative litigation against NorthWestern and others. Magten’s appeals of the confirmation order and the order approving the MOU have been consolidated before the District Court and a briefing schedule issued. In March 2005, we moved to dismiss Magten’s appeal of the confirmation order on equitable mootness grounds. On May 12, 2005, Magten, the Plan Committee and NorthWestern unsuccessfully engaged in mediation to resolve the pending appeals and other pending litigation. While we cannot currently predict the impact or resolution of Magten’s appeal of the confirmation order, we intend to vigorously defend against the appeal.

On April 15, 2005, Magten and Law Debenture filed an adversary complaint in the Bankruptcy Court against NorthWestern Corporation, Gary Drook, Michael Hanson, Brian Bird, Thomas Knapp and Roger Schrum alleging that NorthWestern and the former and current officers committed fraud by failing to include a sufficient amount of shares in the Class 9 reserve set aside for payment of unsecured claims and thus the confirmation order should be revoked and set aside. We filed a motion to dismiss or stay the litigation and on July 26, 2005, the Bankruptcy Court ordered a stay of the litigation pending resolution of the confirmation order appeal. While we cannot predict the impact or resolution of Magten’s complaint, we intend to vigorously defend against it.

In December 2003, the SEC notified NorthWestern that it had issued a formal order of private investigation and subsequently subpoenaed documents from NorthWestern, NorthWestern Communications Solutions, Expanets and Blue Dot. This development followed the SEC’s requests for information made in connection with the previously disclosed SEC informal inquiry into questions regarding the restatements and other accounting and financial reporting matters. Since December 2003, we have periodically received and continue to receive subpoenas from the SEC requesting documents and testimony from employees regarding these matters. The SEC investigation will continue and any claims alleging violations of federal securities laws made by the SEC will not be extinguished pursuant to our plan of reorganization. In addition, certain of our directors and several employees of NorthWestern and our subsidiary affiliates have been interviewed by representatives of the Federal Bureau of Investigation (FBI) concerning certain of the allegations made in the class action securities and derivative litigation matters. We have not been advised that NorthWestern is the subject of any FBI investigation. We understand that the FBI and the Internal Revenue Service (IRS) have contacted former employees of ours and our subsidiaries. As of the date hereof, we are not aware of any other governmental inquiry or investigation related to these matters. We are cooperating with the SEC’s investigation and intend to cooperate with the FBI and IRS if we are contacted in connection with any investigation. We cannot predict whether or not any other governmental inquiry or investigation will be commenced. We cannot predict when the SEC investigation will be completed or its outcome. If the SEC determines that we have violated federal securities laws and institutes civil enforcement proceedings against us, for which we can provide no assurance, we may face sanctions, including, but not limited to, monetary penalties and injunctive relief, and any monetary liability incurred by us may be material to our financial position or results of operations.

On April 16, 2004, Magten and Law Debenture initiated an adversary proceeding, the QUIPs Litigation, against NorthWestern seeking among other things, to void the transfer of certain assets of CFB to us. In essence, Magten and Law Debenture are asserting that the transfer of the transmission and distribution assets acquired from the Montana Power Company was a fraudulent conveyance because such transfer left CFB insolvent and unable to pay certain claims. The plaintiffs also assert that they are creditors of CFB as a result of Magten owning a portion of the Series A 8.5% Quarterly Income Preferred Securities for which Law Debenture serves as the Indenture Trustee. By its adversary proceeding, the plaintiffs seek, among other things, the avoidance of the transfer of assets, declaration that the assets were fraudulently transferred and are not property of our bankruptcy estate, the imposition of constructive trusts over the transferred assets and the return of such assets to CFB. In August 2004, the Bankruptcy Court granted in part, but denied in part our motion to dismiss the QUIPs Litigation. As a result of filing the appeal of the confirmation order, the Bankruptcy Court has stayed the prosecution of this case until the appeal is finally decided. (In addition to the adversary proceeding filed by Magten and Law Debenture, the plaintiffs in the class action lawsuit entitled McGreevey, et al v. Montana Power Company, et al received approval in our bankruptcy case to initiate similar adversary proceedings. Under the terms of the settlement with the plaintiffs in the McGreevey case discussed below, they would not file such proceeding.) On April 19, 2004, Magten also filed a complaint against certain former and current officers of CFB in U.S. District Court in Montana, seeking compensatory and punitive damages for breaches of fiduciary duties by such officers. Those officers have requested CFB to indemnify them for their legal fees and costs in defending against the lawsuit and any settlement and/or judgment in such lawsuit. That lawsuit has now been transferred to the Federal District Court in Delaware where many of the other Magten related litigation matters are pending. On February 9, 2005, we agreed to settlement terms with Magten and Law Debenture to release all claims, including Magten’s and Law Debenture’s fraudulent conveyance action pending against each other for Magten and Law Debenture receiving the distribution of new common stock and warrants from Class 8(b) in the same amounts as if they had voted to accept the Plan and a distribution from Class 9 of new common stock in the amount of approximately $17.4 million. Prior to seeking approval from the Bankruptcy Court, certain major shareholders and the Plan Committee objected to the settlement on both its economic terms and asserting that the structure of the settlement violated the Plan. After reviewing the objections and undertaking our own analysis of the potential Plan violation, we informed Magten and Law Debenture as well as the Plan Committee and the objecting major shareholders that we would not proceed with the settlement. Magten and Law Debenture filed a motion with our Bankruptcy Court seeking approval of the settlement. On March 10, 2005, the Bankruptcy Court entered an order denying the motion filed by Magten and Law Debenture. Magten and Law Debenture have appealed that order. This appeal has been docketed with the District Court and a briefing schedule issued. At this time, we cannot predict the impact or resolution of any of these lawsuits, the appeal or reasonably estimate a range of possible loss, which could be material. We intend to vigorously defend against the adversary proceeding, appeal and any subsequently filed similar litigation. The plaintiffs’ claims with respect to the QUIPs Litigation will be treated as general unsecured, or Class 9, claims and will be satisfied out of the share reserve that we established with respect to the Class 9 disputed claims reserve under the plan of reorganization.

We are one of several defendants in a class action lawsuit entitled McGreevey, et al. v. The Montana Power Company, et al, now pending in U.S. District Court in Montana. The lawsuit, which was filed by former shareholders of The Montana Power Company (most of whom became shareholders of Touch America Holdings, Inc. as a result of a corporate reorganization of the Montana Power Company), claims that the disposition of various generating and energy-related assets by The Montana Power Company were void because of the failure to obtain shareholder approval for the transactions. Plaintiffs thus seek to reverse those transactions, or receive fair value for their stock as of late 2001, when plaintiffs claim shareholder approval should have been sought. NorthWestern is named as a defendant due to the fact that we purchased The Montana Power L.L.C., which plaintiffs claim is a successor to the Montana Power Company.

On November 6, 2003, the Bankruptcy Court approved a stipulation between NorthWestern and the plaintiffs in McGreevey, et al. v. The Montana Power Company, et al. The stipulation provides that litigation, as against NorthWestern, CFB, The Montana Power Company, The Montana Power L.L.C. and Jack Haffey, be temporarily stayed for 180 days from the date of the stipulation. As a result of the confirmation of our plan of reorganization, the stay has been made permanent. On July 10, 2004, we and the other insureds under the applicable directors and officers liability insurance policies along with the plaintiffs in the McGreevey case, plaintiffs in the In Re Touch America Holdings, Inc. Securities Litigation and the Touch America Creditors Committee reached a tentative settlement through mediation. Among the terms of the tentative settlement, we, CFB and other parties will be released from all claims in this case, the plaintiffs in McGreevey will dismiss their claims against the third party purchasers of the generation assets and non-

regulated energy assets of Montana Power Company, including PPL Montana, and a settlement fund in the amount of $67 million (all of which will be contributed by the former Montana Power Company directors and officers liability insurance carriers) will be established. The settlement is subject to the occurrence of several conditions, including approval of the proposed settlement by the Bankruptcy Court in our bankruptcy proceeding, and approval of the proposed settlement by the Federal District Court for the District of Montana, where the class actions are pending. On April 29, 2005, the Federal District Court in Montana denied the plaintiffs’ motion for preliminary approval of the proposed settlement without prejudice and ordered the parties to work out their differences and present a global settlement agreement in 60 days; otherwise, the court will order the parties to resume trial preparations. Even though the parties requested additional time to continue to negotiate to reach a consensus on a global settlement agreement, the Federal District Court requsted the parties to respond to certain issues by August 12, 2005. In the event the parties do not reach a global settlement agreement, a settlement is not approved or it does not take effect for any other reason, we intend to vigorously defend against this lawsuit. If we are unsuccessful in defending against this class action lawsuit, the plaintiffs’ litigation claims would be subordinated to our other debt under our Plan, and such claims would be treated as securities, or Class 14, claims under our plan of reorganization, and would be entitled to no recovery against NorthWestern under our Plan. Claims by our current and former officers and directors (and the former officers and directors of The Montana Power Company) for indemnification for these proceedings would be channeled into the Directors and Officers Trust established by the Plan. The plaintiffs could elect to proceed directly against CFB and the assets owned by such entity, which are not material to our operations or financial position. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition.

In NorthWestern Corporation vs. PPL Montana, LLC vs. NorthWestern Corporation and Clark Fork and Blackfoot, LLC, No. CV-02-94-BU-SHE, (D. MT), we pursued claims against PPL Montana, LLC (PPL) due to its refusal to purchase the Colstrip transmission assets under the Asset Purchase Agreement (APA) executed by and between The Montana Power Company (MPC) and PP&L Global, Inc. (PPL Global). NorthWestern claimed that PPL (PPL Global’s successor-in-interest under the APA) is required to purchase the Colstrip transmission assets for $97.1 million. PPL had asserted a number of counterclaims against NorthWestern and CFB based in large part upon PPL’s claim that MPC and/or NorthWestern Energy breached two Wholesale Transition Service Agreements and certain indemnification obligations under the APA in the approximate amount of $120 million. PPL also filed a proof of claim and an amended proof of claim against NorthWestern’s bankruptcy estate which asserted substantially the same claims as the PPL counterclaim. Our Bankruptcy Court transferred all the claims for resolution to the federal court in Montana. On May 5, 2005, the parties announced a settlement in principle of all claims and counterclaims, which settlement is subject to Plan Committee review, and federal court dismissal of the lawsuit and may require our Bankruptcy Court approval. Under the terms of the agreement in principle, NorthWestern will retain the Colstrip transmission assets and PPL will pay NorthWestern $9.0 million in cash. The agreement also covers the cancellation of indemnity obligations stemming from the asset purchase agreement and PPL’s withdrawal of its claims pending in NorthWestern’s bankruptcy proceeding along with the dismissal and release of claims arising out of the litigation. The settlement will become effective following the dismissal by the U.S. District Court of the Montana lawsuit, acceptance by the Plan Committee and Bankruptcy Court approval.

We are also one of several defendants in a class action lawsuit entitled In Re Touch America ERISA Litigation, which is currently pending in U.S. District Court in Montana. The lawsuit was filed by participants in the former Montana Power Company retirement savings plan and alleges that there was a breach of fiduciary duty in connection with the employee stock ownership aspects of the plan. We have been recently dismissed without prejudice from the litigation by the plaintiffs.

We, and certain of our former officers and directors, were named as defendants in certain complaints filed against CornerStone Propane Partners, LP and other defendants purporting to be class actions filed in the United States District Court for the Northern District of California by purchasers of units of CornerStone Propane Partners alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Through November 1, 2002, we held an economic equity interest in a subsidiary that serves as the managing general partner of CornerStone Propane Partners, LP. Certain former officers and directors of NorthWestern who are named as defendants in certain of these actions have also been sued in their capacities as directors of the managing general partner. These complaints allege that defendants sold units of CornerStone Propane Partners based upon false and misleading statements and failed to disclose material information about CornerStone Propane Partners’ financial condition and future prospects, including overpayment for acquisitions, overstating earnings and net income, and that it lacked adequate internal controls. All of the lawsuits have now been consolidated and Gilbert H. Lamphere has been named as lead plaintiff. The actions were stayed as to NorthWestern due to its bankruptcy filing. On October 27, 2003, the plaintiffs filed an amended consolidated class action complaint. The new complaint does not name NorthWestern as a defendant, although it alleges facts relating to NorthWestern’s conduct. Certain of our former officers and directors are named as defendants in the amended consolidated complaint and those former officers and directors have made an indemnification demand upon us. The plaintiffs seek compensatory damages, prejudgment and postjudgment interest and costs, injunctive relief, and other relief. On March 2, 2004, the plaintiffs filed a corrected consolidated amended complaint against CornerStone and the individual defendants, which also did not name NorthWestern. In June 2004, CornerStone Propane Partners, LP along with its subsidiaries and affiliates filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of that filing the case was stayed against CornerStone Propane Partners and other named subsidiaries and affiliates. On June 24, 2004, the District Court issued an order removing the consolidated class action from the court’s active calendar in light of the bankruptcy filing by CornerStone. On November 19, 2004, the District Court reinstated the case against the individual defendants. Under the terms of the CornerStone confirmation order, the plaintiffs can proceed against CornerStone only to the extent of any applicable insurance policies. If we are named in the lawsuit, we intend to vigorously defend any claims asserted against us by these lawsuits. To the extent such claims are prepetition claims, such claims would be extinguished under the confirmation order. If the claims are not extinguished, the plaintiffs’ claims with respect to this litigation would be treated as securities, or Class 14, claims and would be entitled to no recovery under the plan of reorganization. Any claims in this litigation for indemnification from our officers and directors, would be channeled into the Directors and Officers Trust to the extent that they are indemnification claims.

We were named in a complaint filed against us, CornerStone Propane GP, Inc., CornerStone Propane Partners LP and other defendants in a lawsuit entitled Leonard S. Mewhinney, Jr. v. NorthWestern Corporation, et al. in the circuit court of the city of St. Louis, state of Missouri. The complaint alleges that the plaintiff purchased units of Cornerstone Propane Partners, LP between March 13, 1998 and November 29, 2001, and that NorthWestern owned and controlled all or the majority of stock or other indicia of ownership of Cornerstone Propane, GP, Inc. and all other entities that were the general partners of Cornerstone Propane Partners, LP. According to the plaintiff, NorthWestern, Cornerstone Propane GP, Inc., Coast Gas, Inc. and Cornerstone Propane Partners, LP breached fiduciary duties to the plaintiff by engaging in certain misconduct, including mismanaging Cornerstone Propane Partners, LP and transferring its assets for less than market value and other activities. The complaint further alleges that the defendants fraudulently failed to disclose material information regarding the value of units of Cornerstone Propane Partners, LP and violated the Florida Securities Act in connection with the sale of such units. The plaintiff seeks compensatory damages, punitive damages and costs. The complaint was amended to add a state class action claim. All defendants filed a petition to remove the case to the federal court in St. Louis, Missouri, but the federal court granted plaintiff’s motion to remand. The case is now stayed as to

NorthWestern and CornerStone due to their bankruptcy filings but continues to proceed against A.G. Edwards. Any claim arising from this lawsuit has been channeled to the Directors and Officers Trust under the confirmation order.

Certain of our former officers and directors, and CornerStone Propane Partners, LP, as a nominal defendant, are among other defendants named in two derivative actions commenced in the Superior Court for the State of California, County of Santa Cruz, entitled Adelaide Andrews v. Keith G. Baxter, et al., Case No. CV146662 and Ralph Tyndall v. Keith G. Baxter, et al., Case No. CV146661. These derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal unitholder suits. The plaintiffs seek unspecified compensatory damages, treble damages pursuant to the California Corporations Code, injunctive relief, restitution, disgorgement, costs, and other relief. The case was stayed against CornerStone due to its bankruptcy filing. The parties have been negotiating a settlement of the case. Our former officers and directors have requested that we indemnify them for their legal fees and costs in defending against the lawsuits and any settlement and/or judgment in such lawsuits. Claims by our former officers and directors for indemnification with respect to these proceedings have been channeled into the Directors and Officers Trust under the terms of the Plan.

On April 30, 2003, Mr. Richard Hylland, our former President and Chief Operating Officer, filed a demand for arbitration of contract claims under his employment agreement, as well as tort claims for defamation, infliction of emotional distress and tortious interference and a claim for punitive damages. Mr. Hylland is seeking relief in the amount of $25 million, plus interest, attorney’s fees, costs, and punitive damages. Mr. Hylland has also filed claims in our bankruptcy case similar to the claims in his arbitration demand. We dispute Mr. Hylland’s claims and intend to vigorously defend the arbitration and object to Mr. Hylland’s claims in our bankruptcy case. On May 6, 2003, based on the recommendations of the Special Committee of the NorthWestern Board of Directors formed to evaluate Mr. Hylland’s performance and conduct in connection with the management of NorthWestern and its subsidiaries, the Board determined that Mr. Hylland’s performance and conduct as President and Chief Operating Officer warranted termination under his employment contract. As a result of the confirmation of our plan of reorganization, this arbitration has commenced with parties having filed dispositive motions. On July 18, 2005, the arbitrator ruled on and denied both Mr. Hylland’s and our dispositive motions, but granted our motions related to our affirmative claims and defenses for setoff and other claims. The parties have negotiated a settlement of this matter, as well as Mr. Hylland’s claims in the bankruptcy proceedings, and NorthWestern’s setoff claims. We have asked the Bankruptcy Court to approve the settlement which will be heard on August 10, 2005. If the settlement is approved, Mr. Hylland will receive 92,233 shares of NorthWestern common stock from the Class 9 reserve.If the settlement is not approved or does not go into effect for any reason, we intend to defend the matter vigorously however we cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. Expanets and NorthWestern have been named defendants in two complaints filed with the Supreme Court of the State of New York, County of Bronx, alleging violations of New York’s prevailing wage laws, breach of contract, unjust enrichment, willful failure to pay wages, race, ethnicity, national origin and/or age discrimination and retaliation. In the complaint entitled Felix Adames et al. v. Avaya, Expanets, NorthWestern et al., Supreme Court of the State of New York, Bronx County, Index No. 8664-04, which has not yet been served upon Expanets, 14 former employees of Expanets seek damages in the amount of $27,750,000, plus interest, penalties, punitive damages, costs, and attorney’s fees. In the complaint entitled Wayne Belnavis and David Daniels v. Avaya, Expanets, NorthWestern et al., Supreme Court of the State of New York, Bronx County, Index No. 8729-04, two former employees of Expanets seek damages in the amount of $12,500,000, plus interest, penalties, punitive damages, costs, and attorney’s fees. Avaya Inc. has sent NorthWestern and subsidiaries a notice seeking indemnification and defense for these lawsuits under the asset purchase agreement. We have responded by accepting in part and rejecting in part the indemnification request. As a result of the Netexit bankruptcy, the cases were removed to federal court in New York and Netexit was dismissed from the lawsuit. NorthWestern and Avaya were dismissed as defendants by the plaintiffs. These claims against Netexit will be subject to the claims process of the Netexit bankruptcy proceeding. We intend to vigorously defend against the allegations made in these claims. We cannot currently predict the impact or resolution of these claims or reasonably estimate a range of possible loss.

Netexit is also subject to an investigation by the New York City Comptroller’s Office over the same prevailing wage allegations set forth in the Adames and Belnavis lawsuits. The Comptroller’s Office filed a claim in the Netexit bankruptcy and in July 2005, Netexit signed an agreement with the Comptroller’s Office to settle this claim for approximately $1.5 million, which will be subject to Bankruptcy Court approval. In the event that the Bankruptcy Court does not approve the settlement, we intend to vigorously defend against the allegations made in these claims and the investigation.

On March 17, 2004, certain minority shareholders of Expanets filed a lawsuit against Avaya Inc., Expanets, NorthWestern Growth Corporation, and Merle Lewis, Dick Hylland and Dan Newell entitled Cohen et al. v Avaya Inc., et al. in U.S. District Court in Sioux Falls, South Dakota contending that (i) the defendants fraudulently induced the shareholders to sell their businesses to Expanets during 1998 and 1999 in exchange for Expanets stock which would have value only if Expanets went public, when in fact no IPO was intended, and (ii) the defendants and NorthWestern (a) hid the true financial condition of NorthWestern, NorthWestern Growth and Expanets, (b) permitted internal controls to lapse, (c) failed to document loans by NorthWestern to Expanets, and (d) allowed the individual defendants to realize millions of dollars in bonus payments at the expense of Expanets and its minority shareholders. The lawsuit alleges federal and state securities laws violations and breaches for fiduciary duties. The plaintiffs filed an amended complaint that reflects one less plaintiff and a clarification on the damages that they seek. In addition, Avaya Inc. has sent NorthWestern a notice seeking indemnification and defense for this lawsuit under the terms of the asset purchase agreement. We have responded by accepting in part and rejecting in part the indemnification request. The case has now been stayed against Expanets due to its bankruptcy filing. The defendants, including NorthWestern Growth Corporation, have filed motions to dismiss, which are pending, and we have filed a formal objection to the claim the defendants filed in both the Netexit and NorthWestern bankruptcy cases. Claims by our former officers and directors for indemnification for these proceedings would be channeled in to the Directors and Officers Trust established pursuant to NorthWestern’s Plan. The plaintiff’s litigation claims against Netexit would be subordinated to NorthWestern’s debt and claims of general unsecured creditors in the Netexit bankruptcy, and therefore such claims would not be entitled to recovery. NorthWestern Growth Corporation intends to vigorously defend against this lawsuit. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material.

In April 2005, a group of former employees of the Montana Power Company filed a lawsuit in the state court of Montana against us and certain officers styled Ammondson, et al. v. NorthWestern Corporation, et al., Case No. DV-05-97. The former employees have alleged that by moving to terminate their supplemental retirement contracts in our bankruptcy proceeding without having listed them as claimants or given them notice of the disclosure statement and plan of reorganization in our bankruptcy case that we breached those contracts, and breached a covenant of good faith and fair dealing under Montana law and by virtue of filing a complaint in our Bankruptcy Case against those employees from seeking to prosecute their state court action against NorthWestern, we had engaged in malicious prosecution and should be subject to punitive damages. Our Bankruptcy Court on May 4, 2005 found that it did not have jurisdiction over these contracts, dismissed our action against these former employees, and transferred our motion to terminate the contracts to Montana state court where the former employees’ lawsuit is pending. We have appealed that order. We intend to vigorously defend against this lawsuit. We cannot currently predict the impact of this litigation or reasonably estimate a range of possible loss, which could be material.

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

Each year we submit a natural gas tracker filing for recovery of natural gas costs. The MPSC reviews such filings and makes a determination as to whether or not our natural gas procurement activities were prudent. If the MPSC finds that we have not exercised prudence, it can disallow such costs. On July 3, 2003, the MPSC issued orders disallowing the recovery of certain gas supply costs for the 2003 and 2004 tracker years. The MPSC also rejected a motion for reconsideration filed by us on July 14, 2003. We filed suit in Montana state court on July 28, 2003, seeking to overturn the MPSC’s decision to disallow recovery of these costs. A tracker year runs from July to June, and because of the MPSC orders, we were disallowed recovery of $6.2 million and $4.6 million for the 2003 and 2004 tracker years, respectively. The MPSC has approved a stipulation between us and the Montana Consumer Counsel regarding the recovery of natural gas costs for the 2003 and 2004 tracking years. With this stipulation as a foundation, we have settled with the MPSC and have been allowed recovery of previously disallowed gas costs of $4.6 million. As a result of the settlement, we recorded gas supply revenue of $4.6 million in the second quarter of 2005.

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

Other Items

Mr. Drook resigned his employment as President and Chief Executive Officer and all other related positions including his position as a member of the Board of Directors, effective March 29, 2005. In connection with his resignation, Mr. Drook entered into a Separation and Consulting Agreement (Agreement) in which we agreed to pay Mr. Drook the sum of $1.1 million to be paid in equal bi-weekly installments for the 24-month period commencing  June 1, 2005. The payment shall become due and payable, less any sums already paid, in the event of Mr. Drook’s disability or death or a change of control of NorthWestern. Under additional terms of the Agreement, Mr. Drook’s remaining unvested portion of restricted stock awards were fully vested, we are obligated to self-fund a life insurance benefit on a term basis in the amount of $1 million until June 1, 2007 and, if Mr. Drook is not able to sell his Sioux Falls residence by November 1, 2005, then NorthWestern may be required to purchase it.

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

Qualifying Facilities Liability

Certain Qualifying Facilities, or QFs, require us to purchase minimum amounts of energy at prices ranging from $65 to $138 per megawatt hour through 2029. As of June 30, 2005, our gross contractual obligation related to the QFs is approximately $1.7  billion. A portion of the costs incurred to purchase this energy is recoverable though rates authorized by the MPSC, totaling approximately $1.3 billion through 2029. Upon adoption of fresh-start reporting, we recomputed the fair value of the liability to be approximately $143.8 million based on the net present value of the difference between our obligations under the QFs and the related amount recoverable. During the first quarter of 2005, we amended one of these contracts, which reduced our capacity and energy rates over the term of the contract (through 2028). As a result of this amendment, we reduced our QF liability based on the new rates, resulting in a $4.9 million gain. At June 30, 2005, our estimated QF liability was $136.5 million. The determination of the discount rate used to establish this liability was a significant assumption. We determined the appropriate discount rate to be 7.75%, in accordance with Statement of Financial Accounting Concepts No. 7, Using Cash Flow Information and Present Value in Accounting Measures. We believe that 7.75% approximates the rate we could have negotiated with an independent lender for a similar transaction under comparable terms and conditions as of the fresh-start reporting date. In computing the liability, we have also had to make various estimates in relation to contract costs, capacity utilization, and recoverable amounts. Actual QF utilization and future regulatory changes relating to QFs could significantly impact our results of operations.

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

Income Taxes

We realized substantial cancellation of indebtedness (COD) income in 2004. For tax purposes, we were not required to include any COD income in our taxable income when we emerged, however we will be required to reduce certain tax attributes up to the amount of COD income. As a general rule, tax attributes are reduced in the following order: (a) net operating losses (NOLs), (b) most tax credits, (c) capital loss carryovers, (d) tax basis in assets, and (e) foreign tax credits. Under a certain tax code election, we may reduce a combination of attributes. Our current assumption is that we will use the entire amount of COD income to reduce our NOLs, however we may change our assumptions at any time prior to finalizing our 2004 tax return, which will be filed by September 15, 2005. Changes in our assumptions related to attribute reductions could materially impact the tax basis of our depreciable assets and the amount of NOLs available to utilize against future income. Additionally, under our plan of reorganization, there was an “ownership change” as defined under Internal Revenue Code Section 382 in connection with our emergence from bankruptcy, which provides an annual limit on the ability to utilize our NOLs. Based on this limitation and our current assumptions, we estimate the majority of our NOLs will be utilized. Upon the adoption of fresh-start reporting, we removed substantially all of the valuation allowance against our deferred tax assets because, based on our current projections, we believe it is more likely than not that these assets will be realized. While we believe our assumptions are reasonable, changes to these assumptions could materially impact our results.

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

RESULTS OF OPERATIONS

The following is a summary of our consolidated results of operations for the three-month and six-month periods ended June 30, 2005 and 2004. Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments. This discussion is followed by a more detailed discussion of operating results by segment.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Consolidated revenues for the three months ended June 30, 2005 were $249.4 million, an increase of $31.6 million, or 14.5%, over the same period in 2004. Revenue from our regulated electric and natural gas segments increased approximately $24.4 million primarily due to higher supply costs. Our unregulated gas segment revenues increased $5.5 million due to higher supply costs, and our unregulated electric revenues increased $4.4 million due primarily to higher market prices. This increase in revenues was partly offset by $2.4 million in higher intersegment eliminations.

Consolidated cost of sales for the three months ended June 30, 2005 was $131.2 million, an increase of $16.7 million, or 14.6%, over the same period in 2004. Consistent with revenue, the increase in our regulated business cost of sales was primarily due to higher supply costs, including an increase of $7.4 million in our regulated electric segment and $1.5 million in our regulated gas segment. The increase in regulated electric supply revenues exceeded the increase in supply costs due primarily to decreases in out of market costs of approximately $1.1 million associated with our QF contracts and a $2.1 million loss in the second quarter 2004 related to a dispute settlement with a wholesale power supply vendor. The increase in regulated gas supply revenues exceeded the increase in supply costs due to the recovery in the second quarter 2005 of $4.6 million of gas costs previously disallowed by the MPSC, while in the second quarter of 2004 we recorded $1.9 million of  disallowed gas costs and a $1.3 million loss on a fixed price sales contract. Our regulated gas costs also increased $1.8 million from higher wholesale supply costs. Additionally, our unregulated gas costs increased $5.4 million primarily due to higher average gas prices and our unregulated electric supply costs increased $2.6 million due to higher volumes from increased plant availability. Partially offsetting this increase was a $2.5 million increase in intersegment eliminations.

Consolidated gross margin for the three months ended June 30, 2005 was $118.2 million, an increase of $14.9 million, or 14.4%, over gross margin of $103.3 million in 2004. Margins in our regulated electric segment increased $4.2 million primarily due to $2.5 million higher volume sales to our transmission and distribution customers and decreases in out of market costs of approximately $1.1 million associated with our QF contracts. A $2.1 million decrease in wholesale revenues partially offset these increases. In addition, we recorded a $2.1 million loss in the second quarter of 2004 related to a dispute settlement with a wholesale power supply vendor. Margins in our regulated gas segment increased $8.7 million primarily due to the recovery in the second quarter 2005 of $4.6 million of gas costs previously disallowed by the MPSC, as discussed below, while in the second quarter of 2004 we recorded $1.9 million of disallowed gas costs and a $1.3 million loss on a fixed price sales contract. Higher volume sales of $0.8 million to our regulated gas transmission and distribution customers also contributed to the increase. In addition, our unregulated electric segment margins increased $1.8 million primarily due to higher market prices while our unregulated gas margins were flat.

Gross margin as a percentage of revenues was 47.4% for the three months ended June 30, 2005, which remained flat as compared to the same period in 2004. Gross margin as a percentage of revenue is primarily impacted by the fluctuations that occur in regulated electric and natural gas supply costs, which are typically collected in rates from customers. While these fluctuations impact gross margin as a percentage of revenue, they only impact gross margin amounts if they cannot be passed through to customers.

Consolidated operating, general and administrative expenses were $57.4 million for the three months ended June 30, 2005 as compared to $53.4 million in the same period 2004. This increase is primarily due to approximately $1.9 million in severance and restricted stock expense associated with the resignation of our former CEO and approximately $0.5 million in compensation expense related to the vesting of restricted stock granted to directors and employees. Additionally, within operating, general and administrative expenses, our pension expense increased approximately $2.2 million in 2005, however this was offset by a lease expense decrease of approximately $2.5 million in the second quarter of 2005 due to the extension of our operating lease for the Colstrip Unit 4 generation facility. Property and other taxes were $17.4 million in 2005 as compared to $16.9 million in 2004. Depreciation expense was $18.9 million in 2005 as compared to $18.2 million in 2004.

Reorganization items consists of bankruptcy related professional fees and expenses. These expenses totaled $0.1 million for the three months ended June 30, 2005 as compared to $7.6 million during the same period in 2004. Reorganization expenses during the three months ended June 30, 2005 are net of approximately $0.4 million related to reimbursed professional fees. While we have emerged from bankruptcy, we are still incurring reorganization related professional fees, primarily associated with the resolution of the QUIPs litigation and the resolution of other disputed Class 9 claims. We continue to pay professional fees incurred by the Plan Committee in addition to our own professional fees.

Consolidated loss on extinguishment of debt for the three months ended June 30,2005 was $0.5 million, resulting from an early principal payment of $25.0 million on our senior secured term loan B on April 22, 2005.

Consolidated operating income for the three months ended June 30, 2005 was $24.3 million, as compared to $7.1 million in 2004. This $17.2 million increase was primarily due to the higher gross margins and decreased expense related to reorganization items noted above.

Consolidated interest expense for the three months ended June 30, 2005 was $15.8 million, a decrease of $6.3 million, or 28.8%, from 2004. This decrease was attributable to repayment of approximately $113 million in secured debt since June 30, 2004, as well as our November 1, 2004 financing transaction, which replaced our $390 million senior secured term loan with lower interest rate debt. We expect our borrowing costs and interest expense to continue to decline during the third quarter of 2005 due to additional anticipated principal repayments, potential refinancing opportunities, and improvement in our credit rating. See “Liquidity and Capital Resources” for additional information.

Consolidated provision for income taxes for the three months ended June 30, 2005 was $3.2 million as compared to a benefit of $0.1 million in 2004. While we were in bankruptcy, we maintained a valuation allowance against our deferred tax assets. Due to our significant net operating losses, the valuation allowance had the effect of minimizing our income tax expense as most changes were offset by an increase or decrease in the valuation allowance. Upon emergence from bankruptcy, we reduced our valuation allowance; therefore our provision has increased. While we reflect an income tax provision in our financial statements, we expect our cash payments for income taxes will be minimal for the next 4-5 years, based on our anticipated use of net operating losses.

Loss from discontinued operations for the three months ended June 30, 2005 was $10.3 million as compared to income of $9.5 million for the same period in 2004. The loss in 2005 is primarily related to a settlement reached with securities class action claimants in Netexit’s bankruptcy proceedings. The 2004 results were primarily due to a Netexit gain of $11.5 million related to a settlement with Avaya.

Consolidated net loss for the three months ended June 30, 2005 was $3.9 million, an improvement of $0.9 million, or 18.1%, as compared to the same period in 2004. This improvement was primarily related to the higher margins and decreased operating and interest expenses, substantially offset by an increase in income taxes and the loss on discontinued operations discussed above.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Consolidated revenues for the six months ended June 30, 2005 were $584.5 million, an increase of $61.0 million, or 11.7%, over the same period in 2004. Revenue from our regulated electric and natural gas segments increased approximately $53.2 million, primarily due to higher supply costs. Our unregulated gas segment revenues increased $15.2 million mainly from an increase in both volumes and supply cost, and our unregulated electric revenues increased $11.1 million due primarily to higher market prices. This increase in revenues was primarily offset by $17.6 million in higher intersegment eliminations.

Consolidated cost of sales for the six months June 30, 2005 was $321.6 million, an increase of $34.2 million, or 11.9%, over the same period in 2004. Consistent with revenue, the increase in our regulated business cost of sales was primarily due to higher supply costs, including an increase of $15.2 million in our regulated gas segment and a $10.5 million increase in our regulated electric segment. The increase in regulated electric supply costs was due to higher volume sales to our transmission and distribution customers and higher supply costs which are collected in rates from our customers, partly offset by decreases in out of market costs of approximately $7.1 million associated with our QF contracts, including a $4.9 million gain in the first quarter of 2005 related to a QF contract amendment, and a $2.1 million loss in the second quarter 2004 related to a dispute settlement with a wholesale power supply vendor. The increase in regulated gas supply costs was due to higher volume sales and higher wholesale supply costs, offset by the recovery in the second quarter 2005 of $4.6 million of gas costs previously disallowed by the MPSC. In the six months ended June 30, 2004 we recorded $2.8 million of disallowed gas costs and a $1.3 million loss on a fixed price sales contract. In addition, our unregulated gas costs increased $15.6 million, primarily due to higher average gas prices, and our unregulated electric supply costs increased $4.3 million due to higher volumes from increased plant availability. Partially offsetting this increase was a $17.8 million increase in intersegment eliminations.

Consolidated gross margin for the six months ended June 30, 2005 was $262.9 million, an increase of $26.9 million, or 11.4%, over gross margin of $236.0 million in 2004. Margins in our regulated electric segment increased $11.8 million primarily due to $5.9 million higher volume sales to our transmission and distribution customers and decreases in out of market costs of approximately $7.1 million associated with our QF contracts, including a gain of approximately $4.9 million in the first quarter of 2005 due to a QF contract amendment. A $2.5 million decrease in wholesale revenues and a $1.2 million decrease in transmission revenues partially offset these increases. In addition, we recorded a $2.1 million loss in the second quarter of 2004 related to a dispute settlement with a wholesale power supply vendor. Margins in our regulated gas segment increased $8.7 million primarily due to the recovery of $4.6 million in the second quarter of 2005 of gas supply costs previously disallowed by the MPSC. In addition, during the first six months of 2004, we wrote off $2.8 million associated with the MPSC’s disallowance of gas costs and $1.3 million related to a fixed price sales contract. Our unregulated electric segment margins increased $6.8 million primarily due to higher market prices.

Gross margin as a percentage of revenues was 45.0% for the six months ended June 30, 2005, which remained flat as compared to the same period in 2004. Gross margin as a percentage of revenue is primarily impacted by the fluctuations that occur in regulated electric and natural gas supply costs, which are typically collected in rates from customers. While these fluctuations impact gross margin as a percentage of revenue, they only impact gross margin amounts if they cannot be passed through to customers.

Consolidated operating, general and administrative expenses for the six months ended June 30, 2005 increased $3.9 million, or 3.5%, as compared to the same period 2004. This increase is primarily due to approximately $1.9 million in severance and restricted stock expense associated with the resignation of our former CEO and approximately $0.8 million in compensation expense related to the vesting of restricted stock granted to directors and employees. Additionally, within operating, general and administrative expenses, our pension expense increased approximately $4.9 million in 2005, however this was offset by a lease expense decrease of approximately $5.0 million in the first six months of 2005 related to the extension of our operating lease for the Colstrip Unit 4 generation facility. Property and other taxes were $35.6 million in 2005 as compared to $34.8 million in 2004. Depreciation expense was $37.6 million in 2005 as compared to $36.4 million in 2004.

Reorganization items consists of bankruptcy related professional fees and expenses. These expenses totaled $3.5 million for the six months ended June 30, 2005 as compared to $14.5 million in 2004. While we have emerged from bankruptcy, we are still incurring reorganization related professional fees, primarily associated with the resolution of the QUIPs litigation and the resolution of other disputed Class 9 claims. We continue to pay professional fees incurred by the Plan Committee in addition to our own professional fees.

Consolidated loss on extinguishment of debt for the three months ended June 30,2005 was $0.5 million, resulting from an early principal payment of $25.0 million on our senior secured term loan B on April 22, 2005.

Consolidated operating income for the six months ended June 30, 2005 was $72.1 million, as compared to $40.1 million in 2004. This $32.0 million increase was primarily due to the higher gross margins and decreased expense related to reorganization items noted above.

Consolidated interest expense for the six months ended June 30, 2005 was $32.1 million, a decrease of $11.8 million, or 26.9%, from 2004. This decrease was attributable to repayment of approximately $113 million in secured debt since June 30, 2004, as well as our November 1, 2004 financing transaction, which replaced our $390 million senior secured term loan with lower interest rate debt. We expect our borrowing costs and interest expense to continue to decline during the third quarter of 2005 due to additional anticipated principal repayments, potential refinancing opportunities, and improvement in our credit rating. See “Liquidity and Capital Resources” for additional information.

Consolidated provision for income taxes for the six months ended June 30, 2005 was $16.9 million as compared to a benefit of $0.3 million in 2004. While we were in bankruptcy, we maintained a valuation allowance against our deferred tax assets. Due to our significant net operating losses, the valuation allowance had the effect of minimizing our income tax expense as most changes were offset by an increase or decrease in the valuation allowance. Upon emergence from bankruptcy, we reduced our valuation allowance based on our estimated realizability of these tax benefits. We expect our effective tax rate for 2005 to be approximately 41%. Many of the professional fees associated with our reorganization are not deductible for tax purposes in accordance with the Internal Revenue Code, which increases our effective tax rate. While we reflect an income tax provision in our financial statements, we expect our cash payments for income taxes will be minimal for the next 4-5 years, based on our anticipated use of net operating losses.

Loss from discontinued operations for the six months ended June 30, 2005 was $9.8 million as compared to income of $14.5 million in 2004. The loss in 2005 is primarily related to a settlement reached with securities class action claimants in Netexit’s bankruptcy proceedings. The 2004 results were primarily due to a Netexit gain of $11.5 million related to a settlement with Avaya.

Consolidated net income for the six months ended June 30, 2005 was $15.0 million, an improvement of $2.8 million, or 23.0%, over $12.2 million in 2004. This improvement was primarily related to the higher margins and decreased operating and interest expenses, substantially offset by an increase in income taxes and the loss on discontinued operations discussed above.

REGULATED OPERATIONS

Regulated Electric Utility Segment

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

	Results (in millions)
	2005	2004	Change	Change %
Electric supply revenue	$66.5	$55.0	$11.5	20.9%
Transmission & distribution revenue	65.8	63.3	2.5	3.9
Rate schedule revenue	132.3	118.3	14.0	11.8
Transmission	9.4	9.3	0.1	1.1
Wholesale	1.5	3.6	(2.1)	(58.3)
Miscellaneous	1.5	1.3	0.2	15.4
Total Revenues	$144.7	$132.5	$12.2	9.2
Supply costs	66.1	58.7	7.4	12.6
Other cost of sales	4.6	4.0	0.6	15.0
Total Cost of Sales	$70.7	$62.7	$8.0	12.8
Gross Margin	$74.0	$69.8	$4.2	6.0%
% GM/Rev	51.1%	52.7%

	Volumes MWH (in thousands)
	2005	2004	Change	Change %
Retail Electric
Residential	549	522	27	5.2%
Commercial	895	872	23	2.6
Industrial	726	702	24	3.4
Other	41	53	(12)	(22.6)
Total Retail Electric	2,211	2,149	62	2.9%
Wholesale Electric	43	117	(74)	(63.2)%

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

Electric rate schedule revenue for the three months ended June 30, 2005 increased $14.0 million, or 11.8% over results in the same period of 2004. This increase consisted of $11.5 million related to increased electric supply revenues and $2.5 million related to increased transmission and distribution revenues. Electric supply revenues increased $7.7 million from higher supply costs which are collected in rates from our customers and $3.8 million due to increased volumes. This increase in volumes was also the primary cause of the transmission and distribution revenue increase, with a 5.2% increase in volumes used by our residential customers and a 2.6% increase in volumes used by our commercial customers.

Wholesale Revenues

Wholesale revenues are derived from our joint ownership in generation facilities. Excess power not used by our South Dakota customers is sold in the wholesale market. These revenues decreased $2.1 million, or 58.3%, primarily due to a $2.6 million, or 63.2%, decrease in volumes sold in the secondary markets partially offset by $0.5 million, or 14.6% higher average prices. We had less energy available to sell during the second quarter of 2005 because of decreased plant availability resulting from scheduled maintenance.

Gross Margin

Gross margin for the three months ended June 30, 2005 increased $4.2 million, or 6.0% over the same period in 2004, primarily due to $2.5 million in higher volume sales to our transmission and distribution customers, and decreases in out of market costs of approximately $1.1 million associated with our QF contracts. These costs can differ substantially from year to year depending on the actual output of the QF’s as compared to the estimates we used in recording our QF liability. A $2.1 million decrease in wholesale revenues partially offset these increases. In addition, we recorded a $2.1 million loss in the second quarter of 2004 related to a dispute settlement with a wholesale power supply vendor.

Margin as a percentage of revenues decreased to 51.1% for the three months ended June 30, 2005, from 52.7% for 2004. Gross margin as a percentage of revenue is largely impacted by the fluctuations that occur in power supply costs, which are typically collected in rates from customers. While these fluctuations impact gross margin as a percentage of revenue, they only impact gross margin amounts if they cannot be passed through to customers.

Volumes

Regulated retail electric volumes for the three months ended June 30, 2005 totaled 2,210,578 MWHs, compared with 2,148,818 MWHs in the same period in 2004. Regulated wholesale electric volumes in the second quarter of 2005 were 42,860 MWHs, compared with 116,929 MWHs in the same period in 2004. Regulated wholesale electric volumes decreased during the second quarter of 2005 resulting from lower generation plant availability due to scheduled maintenance.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

	Results (in millions)
	2005	2004	Change	Change %
Electric supply revenue	$136.3	$115.2	$21.1	18.3%
Transmission & distribution revenue	136.7	130.8	5.9	4.5
Rate schedule revenue	273.0	246.0	27.0	11.0
Transmission	18.5	19.7	(1.2)	(6.1)
Wholesale	4.1	6.6	(2.5)	(37.9)
Miscellaneous	3.5	3.2	0.3	9.4
Total Revenues	$299.1	$275.5	$23.6	8.6
Supply costs	131.6	121.1	10.5	8.7
Other cost of sales	9.2	7.9	1.3	16.5
Total Cost of Sales	$140.8	$129.0	$11.8	9.1
Gross Margin	$158.3	$146.5	$11.8	8.1%
% GM/Rev	52.9%	53.2%

	Volumes MWH (in thousands)
	2005	2004	Change	Change %
Retail Electric
Residential	1,277	1,234	43	3.5%
Commercial	1,836	1,791	45	2.5
Industrial	1,481	1,425	56	3.9
Other	65	72	(7)	(9.7)
Total Retail Electric	4,659	4,522	137	3.0%
Wholesale Electric	113	218	(105)	(48.2)%

Rate Schedule Revenue

Electric rate schedule revenue for the six months ended June 30, 2005 increased $27.0 million, or 11.0% over results in the first six months of 2004. This increase consisted of $21.1 million related to increased electric supply revenues and $5.9 million related to increased transmission and distribution revenues. Electric supply revenues increased $15.5 million from higher supply costs which are collected in rates from our customers and $5.6 million due to an increase in volumes. This increase in volumes was also the primary cause of the transmission and distribution revenue increase, with a 3.5% increase in volumes used by our residential customers and a 2.5% increase in volumes used by our commercial customers.

Transmission Revenue

Transmission revenue consists of revenue earned for transmitting energy across our lines for customers who select other suppliers and for off-system, or open access, customers. Transmission revenues in Montana can fluctuate substantially from year to year based on market conditions in surrounding states. For example, if energy costs are substantially higher in California than in states to our east, suppliers may realize more profit by transmitting electricity across our lines into the California market than by buying electricity within California. We refer to these differences as price differentials. The absence of price differentials in the market was the primary reason for the $1.2 million, or 6.1%, decrease in transmission revenue.

Wholesale Revenues

Wholesale revenues are derived from our joint ownership in generation facilities. Excess power not used by our South Dakota customers is sold in the wholesale market. During the six months ended June 30, 2005, these revenues decreased $2.5 million, or 37.9%, as compared to the same period in 2004. The decrease was primarily due to a $3.8 million, or 48.2%, decrease in volumes sold in the secondary markets partially offset by $1.3 million, or 19.6% higher average prices. We had less energy available to sell because of decreased plant availability resulting from scheduled maintenance.

Gross Margin

Gross margin for the six months ended June 30, 2005 increased $11.8 million, or 8.1% over the first six months of 2004, primarily due to $5.9 million higher volume sales to our transmission and distribution customers and decreases in out of market costs of approximately $7.1 million associated with our QF contracts, including a $4.9 million gain related to a QF contract amendment. This amendment reduces our capacity and energy rates over the term of the contract (through 2028) and we have reduced our QF liability based on the new rates. QF costs can differ substantially from year to year depending on the actual output of the QF’s as compared to the estimates we used in recording our QF liability. A $2.5 million decrease in wholesale revenues and a $1.2 million decrease in transmission revenues partially offset these increases. In addition, we recorded a $2.1 million loss in the second quarter of 2004 related to a dispute settlement with a wholesale power supply vendor.

Margin as a percentage of revenues decreased to 52.9% for the six months ended June 30, 2005, from 53.2% for 2004. Gross margin as a percentage of revenue is largely impacted by the fluctuations that occur in power supply costs, which are typically collected in rates from customers. While these fluctuations impact gross margin as a percentage of revenue, they only impact gross margin amounts if they cannot be passed through to customers.

Volumes

Regulated retail electric volumes for the six months ended June 30, 2005 totaled 4,659,267 MWHs, compared with 4,522,448 MWHs in the same period in 2004. Regulated wholesale electric volumes in the first six months of 2005 were 113,413 MWHs, compared with 218,322 MWHs in the same period in 2004. Regulated wholesale electric volumes decreased during the first six months of 2005 resulting from lower generation plant availability due to scheduled maintenance.

Regulated Natural Gas Utility Segment

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

	Results (in millions)
	2005	2004	Change	Change %
Gas supply revenue	$35.7	$26.5	$9.2	34.7%
Transportation, distribution & storage revenue	17.7	16.9	0.8	4.7
Rate schedule revenue	53.4	43.4	10.0	23.0
Wholesale revenue	6.8	5.0	1.8	36.0
Transportation	4.3	3.9	0.4	10.3
Miscellaneous	1.0	1.0	—	—
Total Revenues	$65.5	$53.3	$12.2	22.9
Supply costs	31.2	29.7	1.5	5.1
Wholesale supply costs	6.8	5.0	1.8	36.0
Other cost of sales	0.5	0.3	0.2	66.7
Total Cost of Sales	$38.5	$35.0	$3.5	10.0
Gross Margin	$27.0	$18.3	$8.7	47.5%
% GM/Rev	41.2%	34.3%

	Volumes MMbtu (in thousands)
	2005	2004	Change	Change %
Retail Gas
Residential	3,002	2,814	188	6.7%
Commercial	1,783	1,644	139	8.5
Industrial	21	18	3	16.7
Other	25	20	5	25.0
Total Retail Gas	4,831	4,496	335	7.5%

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

Gas supply revenues for the three months ended June 30, 2005 increased $9.2 million, or 34.7% over results in the second quarter of 2004. This increase consisted of the recognition of $4.6 million for the recovery of supply costs previously disallowed by the MPSC, $2.4 million, or 7.5%, increase in volumes and $2.2 million increase in supply costs. Transmission, distribution and storage revenue increased $0.8 million in 2005 due to an increase in volumes related to a 1.5% increase in customer growth and an average of 3.7% colder weather across our service territory, with 6.7% and 8.5% higher volumes used by our residential and commercial customers, respectively.

Wholesale Revenue

Wholesale revenue increased $1.8 million due to sales of excess purchased gas in the secondary markets. As the sales of excess purchased gas are also reflected in cost of sales, there is no gross margin impact.

Transportation Revenue

Transportation revenue consists of revenue earned for transporting natural gas through our pipelines for customers who select other suppliers and for off-system, or open access, customers. Transportation revenue increased slightly for the second quarter 2005 as compared to the same period 2004.

Gross Margin

Gross margin was $27.0 million for the three months ended June 30, 2005, an increase of $8.7 million, or 47.5%, from the same period in 2004 primarily due to the recovery of previously disallowed gas costs as discussed above. In addition, during the second quarter of 2004, we wrote off $1.9 million associated with the MPSC’s disallowance of gas costs and $1.3 million related to a fixed price sales contract.

Margin as a percentage of revenue increased to 41.2% for 2005, from 34.3% for 2004. Gross margin as a percentage of revenue is largely impacted by the fluctuations that occur in gas supply costs, which are typically collected in rates from customers. While these fluctuations impact gross margin as a percentage of revenue, they only impact gross margin amounts if they cannot be passed through to customers.

Volumes

Regulated retail natural gas volumes were 4,830,827 MMbtu (million British Thermal Units) during the second quarter of 2005, compared with 4,496,453 MMbtu or a 7.5% increase from the same period in 2004. This increase was due primarily to colder weather in the current period as compared to the prior period in all regulated markets.

Six-Months Ended June 30, 2005 Compared to the Six-Months Ended June 30, 2004

	Results (in millions)
	2005	2004	Change	Change %
Gas supply revenue	$123.0	$99.1	$23.9	24.1%
Transportation, distribution & storage revenue	53.3	53.2	0.1	0.2
Rate schedule revenue	176.3	152.3	24.0	15.8
Wholesale revenue	16.9	11.4	5.5	48.2
Transportation	8.6	8.2	0.4	4.9
Miscellaneous	2.2	2.5	(0.3)	(12.0)
Total Revenues	$204.0	$174.4	$29.6	17.0
Supply costs	118.6	103.4	15.2	14.7
Wholesale supply costs	16.9	11.4	5.5	48.2
Other cost of sales	1.4	1.2	0.2	16.7
Total Cost of Sales	$136.9	$116.0	$20.9	18.0
Gross Margin	$67.1	$58.4	$8.7	14.9%
% GM/Rev	32.9%	33.5%

	Volumes MMbtu (in thousands)
	2005	2004	Change	Change %
Retail Gas
Residential	11,089	11,131	(42)	(0.4)%
Commercial	6,496	6,388	108	1.7
Industrial	105	118	(13)	(11.0)
Other	80	74	6	8.1
Total Retail Gas	17,770	17,711	59	0.3%

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

Gas supply revenues in the first six months of 2005 increased $23.9 million, or 24.1% over results in the first six months of 2004. This increase primarily consisted of an $18.9 million increase in supply costs and the recognition of $4.6 million for the recovery of supply costs previously disallowed by the MPSC. Transmission, distribution and storage revenue remained flat as compared to the same period in 2004.

Wholesale Revenue

Wholesale revenue increased $5.5 million due to sales of excess purchased gas in the secondary markets. As the sales of excess purchased gas are also reflected in cost of sales, there is no gross margin impact.

Transportation Revenue

Transportation revenue consists of revenue earned for transporting natural gas through our pipelines for customers who select other suppliers and for off-system, or open access, customers. Transportation revenue increased slightly for the first six months of 2005 as compared to the same period 2004.

Gross Margin

Gross margin was $67.1 million in the first six months of 2005, an increase of $8.7 million, or 14.9%, from the same period in 2004 primarily due to the recovery of previously disallowed gas costs as discussed above. In addition, during the first six months of 2004, we wrote off $2.8 million associated with the MPSC’s disallowance of gas costs and $1.3 million related to a fixed price sales contract.

Margin as a percentage of revenue decreased to 32.9% for 2005, from 33.5% for 2004. Gross margin as a percentage of revenue is largely impacted by the fluctuations that occur in gas supply costs, which are typically collected in rates from customers. While these fluctuations impact gross margin as a percentage of revenue, they only impact gross margin amounts if they cannot be passed through to customers.

Volumes

Regulated retail natural gas volumes were 17,770,167 MMbtu (million British Thermal Units) during the first six months of 2005, compared with 17,710,680 MMbtu or 0.3%, which remained relatively flat from the same period in 2004.

UNREGULATED OPERATIONS

Unregulated Electric Segment

Our unregulated electric segment reflects the operations of our Colstrip Unit 4 division and CFB’s results arising from the ownership and operation of the three-megawatt Milltown Dam hydroelectric facility.

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

	Results (in millions)
	2005	2004	Change	Change %
Total Revenues	$21.5	$17.1	$4.4	25.7%
Supply costs	6.1	3.5	2.6	74.3
Wheeling costs	0.6	0.6	—	—
Total Cost of Sales	$6.7	$4.1	$2.6	63.4
Gross Margin	$14.8	$13.0	$1.8	13.8%
% GM/Rev	68.8%	76.0%

	Volumes MWH (in thousands)
	2005	2004	Change	Change %
Wholesale Electric	456	370	86	23.2%

Revenue

Unregulated electric revenue increased $4.4 million, or 25.7%, due primarily to higher market prices and a 23.2% increase in volumes. We had more energy available to sell due to increased plant availability in 2005 with less down time for scheduled maintenance.

Gross Margin

Gross margin increased $1.8 million, or 13.8%, primarily due to higher market prices partially offset by a $2.6 million increase in supply costs resulting primarily from higher volumes.

Volumes

Unregulated electric volumes were 455,661 MWHs in the second quarter of 2005, compared with 369,826 MWHs in the same period in 2004. The 2005 increase in volumes was due primarily to increased generation plant availability with less downtime for scheduled maintenance.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

	Results (in millions)
	2005	2004	Change	Change %
Total Revenues	$46.0	$34.9	$11.1	31.8%
Supply costs	11.8	6.8	5.0	73.5
Wheeling costs	1.3	2.0	(0.7)	(35.0)
Total Cost of Sales	$13.1	$8.8	$4.3	48.9
Gross Margin	$32.9	$26.1	$6.8	26.1%
% GM/Rev	71.5%	74.8%

	Volumes MWH (in thousands)
	2005	2004	Change	Change %
Wholesale Electric	966	824	142	17.2%

Revenue

Unregulated electric revenue increased $11.1 million, or 31.8%, due primarily to higher market prices and a 17.2% increase in volumes. We had more energy available to sell due to increased plant availability in 2005 with less down time for scheduled maintenance.

Gross Margin

Gross margin increased $6.8 million, or 26.1%, primarily due to higher market prices partially offset by a $5.0 million increase in supply costs resulting primarily from the higher volumes.

Volumes

Unregulated electric volumes were 966,406 MWHs in the first six months of 2005, compared with 824,090 MWHs in the same period in 2004. The 2005 increase in volumes was due primarily to increased generation plant availability with less down time for scheduled maintenance.

Unregulated Natural Gas Segment

Our unregulated natural gas segment reflects the operations of our subsidiary, NorthWestern Services Corporation, which markets gas supply services to large volume customers and, through its subsidiary, operates a pipeline that provides gas delivery service. In addition, this segment also reflects the results of our unregulated Montana retail propane operations.

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

	Results (in millions)
	2005	2004	Change	Change %
Total Revenue	$32.8	$27.3	5.5	20.1%
Supply costs	30.2	24.8	5.4	21.8
Gross Margin	$2.6	$2.5	0.1	4.0%
% GM/Rev	7.9%	9.2%

	Volumes MMbtu (in thousands)
	2005	2004	Change	Change %
Wholesale Gas	4,307	4,326	(19)	(0.4)%

Revenue

Unregulated natural gas revenue increased $5.5 million, or 20.1%, due primarily to a $5.8 million, or 22.2%, increase in average price.

Gross Margin

Gross margin remained flat for the second quarter 2005 as compared to the same period 2004.

Volumes

Unregulated wholesale natural gas volumes totaled 4,306,835 MMbtu in the second quarter of 2005, which remained relatively flat as compared with 4,326,275 MMbtu during the same period in 2004.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

	Results (in millions)
	2005	2004	Change	Change %
Total Revenue	$83.2	$68.0	15.2	22.4%
Supply costs	78.0	62.4	15.6	25.0
Gross Margin	$5.2	$5.6	(0.4)	(7.1)%
% GM/Rev	6.3%	8.2%

	Volumes MMbtu (in thousands)
	2005	2004	Change	Change %
Wholesale Gas	11,319	10,679	640	6.0%

Revenue

Unregulated natural gas revenue increased $15.2 million, or 22.4%, due primarily to a $10.9 million, or 16.8%, increase in average price and a $4.5 million, or 6.0%, increase in volumes.

Gross Margin

Gross margin decreased $0.4 million, or 7.1%, primarily due to losses recorded on out of market fixed price sales contracts during the first quarter 2005.

Volumes

Unregulated wholesale natural gas volumes totaled 11,318,960 MMbtu in the first six months of 2005, compared with 10,679,444 MMbtu during the same period in 2004. This 6.0% increase in volumes was due primarily to volumes sold to ethanol facilities in South Dakota.

DISCONTINUED OPERATIONS

Discontinued Communications Segment Operations

In order to wind-down its affairs in an orderly manner, our subsidiary Netexit and its subsidiaries filed for bankruptcy protection on May 4, 2004. Netexit currently holds approximately $66.8 million in cash, which is included in current assets of discontinued operations on our consolidated financial statements. On June 24, 2005, we reached an agreement in principle with Netexit’s official committee of unsecured creditors and another Netexit claimant in an attempt to resolve outstanding issues related to Netexit’s liquidating plan of reorganization. According to terms of the agreement in principle:

•       NorthWestern will receive an initial distribution of $20 million in cash for its allowed claims upon the effective date of confirming an amended and restated liquidating plan of reorganization and disclosure statement to be filed with the Bankruptcy Court.

•       A reserve of an additional $5 million will be set aside through the amended plan for an additional distribution to NorthWestern after distributions are made on other allowed unsecured claims.

•       A reserve of up to $22.9 million will be set aside through the amended plan for payment of allowed non-NorthWestern unsecured claims with distribution to occur only after all such unsecured claims are resolved. Any remaining cash from this reserve, which is not paid out to other allowed unsecured claims, will be paid to NorthWestern.

•       $8 million will be paid on the effective date of the plan to securities class action claimants to satisfy a $20 million allowed liquidated claim provided to former NorthWestern shareholders in a previously announced court-approved settlement.

•       After distributions are made to allowed unsecured, administrative and priority claims, any remaining Netexit estate funds will be paid to NorthWestern at the filing of a motion to close the bankruptcy proceeding.

An amended and restated liquidating plan of reorganization and disclosure statement has been filed with the Bankruptcy Court incorporating the terms of the settlement reached during the mediation. According to the agreement in principle, Netexit’s creditors committee are co-proponents to, and will support the amended and restated liquidating plan of reorganization and disclosure statement in a solicitation letter urging approval of the plan by Netexit’s creditors. If approved by creditors and confirmed by the Bankruptcy Court, cash distributions could be made to all unsecured creditors as addressed in the settlement agreement and consistent with the Bankruptcy Code soon after the effective date of such plan which date is expected to be sometime in the fourth quarter of 2005. In connection with the settlement in principle and other settlements reached with claimants during the second quarter of 2005, Netexit re-evaluated its estimate of total allowed claims and recorded a loss of $10 million. Based on our current estimate of total allowed claims, NorthWestern anticipates receiving an aggregate distribution of approximately $40 million from Netexit, however there are still substantial open claims. Netexit may incur additional losses related to the resolution of open claims, which could also reduce NorthWestern’s ultimate recovery.

Summary financial information for the discontinued Netexit operations is as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended
	June 30, 2005	June 30, 2004
Revenues	$—	$—
Loss before income taxes	$(10,057)	$(1,191)
Gain on disposal	—	11,500
Income tax provision	—	—
Income (loss) from discontinued operations, net of income taxes	$(10,057)	$10,309

	Successor Company	Predecessor Company
	Six Months Ended
	June 30, 2005	June 30, 2004
Revenues	$—	$—
Income (loss) before income taxes	$(9,342)	$475
Gain on disposal	—	11,500
Income tax provision	—	—
Income (loss) from discontinued operations, net of income taxes	$(9,342)	$11,975

Blue Dot has one remaining business. Summary financial information for the discontinued Blue Dot operations is as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended
	June 30, 2005	June 30, 2004
Revenues	$726	$6,072
Income (loss) before income taxes	$(247)	$602
Loss on disposal	—	(1,365)
Income tax provision	—	—
Loss from discontinued operations, net of income taxes	$(247)	$(763)

	Successor Company	Predecessor Company
	Six Months Ended
	June 30, 2005	June 30, 2004
Revenues	$1,449	$22,665
Loss before income taxes	$(438)	$(3,691)
Gain on disposal	—	6,184
Income tax provision	—	—
Income (loss) from discontinued operations, net of income taxes	$(438)	$2,493

Status of Other Noncore Asset Sales Efforts

We are attempting to sell our interest in Montana Megawatts I, LLC, or MMI, our indirect wholly-owned subsidiary that owns the Montana First Megawatts generation project, a partially constructed, 260 megawatt, natural gas-fired, combined-cycle electric generation facility located in Great Falls, Montana. On February 17, 2005, our subsidiary, NorthWestern Generation I, LLC, the sole member of MMI, entered into a non-binding letter of intent to sell all of the member interests of MMI to a non-affiliated third party. While the term of this letter of intent has expired, MMI continues to discuss possible transactions with the non-affiliated third party. Any sale will be subject to board approval.

We continue to work with an equipment broker and numerous interested equipment buyers to sell generation equipment held by MMI. We anticipate that a sale of this equipment will be completed on or before December 31, 2005. Any sale will be subject to board approval. The remaining non-equipment assets, including land, are also available for sale. It is uncertain as to when or what, if any, value we may receive from these assets.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on maintaining a strong liquidity position and strengthening our balance sheet, thereby improving our credit profile. During the six months ended June 30, 2005, we used existing cash to repay $37.5 million of debt, including an early principal payment of $25 million on our senior secured term loan B. In addition to these repayments we also paid dividends on common stock of $15.7 million.

Financing Transaction

On June 30, 2005, we entered into an amended and restated credit agreement that replaced our existing $225 million credit facility with an unsecured $200 million senior revolving line of credit with lower borrowing costs. The previous credit facility consisted of a $125 million five-year revolving tranche and a $100 million seven-year term tranche (senior secured term loan B.)  On June 30, 2005, we borrowed $74.75 million and issued letters of credit totaling $19.0 million under the amended and restated line of credit to repay in full and terminate our obligation under the previous facility. In addition, because the amended and restated line of credit is unsecured, the $225 million of first mortgage bond collateral securing the previous facility was released by the lenders. The unsecured revolving line of credit will mature on November 1, 2009 and does not amortize. The facility bears interest at a variable rate based upon a grid which is tied to our credit rating from Fitch, Moody’s, and Standard and Poor’s. The ‘spread’ or ‘margin’ ranges from 5/8% to 1.75% over the London Interbank Offered (LIBO) Rate. The facility currently bears interest at a rate of approximately 4.5%, which is 1.125% over the LIBO Rate.

The amended and restated line of credit continues to include covenants similar to the previous credit facility, which require us to meet certain financial tests, including a minimum interest coverage ratio and a minimum debt to capitalization ratio. The amended and restated line of credit also contains covenants which, among other things, limit our ability to incur additional indebtedness, create liens, engage in any consolidation or merger or otherwise liquidate or dissolve, dispose of property, make restricted payments, make loans or advances, and enter into transactions with affiliates. Many of these restrictive covenants will fall away upon the line of credit being rated “investment grade” by two of the three major credit rating agencies consisting of Fitch Investors Service (Fitch), Moody’s Investors Service (Moody’s) and Standard and Poor’s Rating Group (S&P). As of June 30, 2005, we are in compliance with all of the covenants under the amended and restated line of credit.

Credit Ratings

S&P, Moody’s and Fitch are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of August 1, 2005, our ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Corporate Rating	Outlook
S&P	BB+*	B+*	BB	Negative	**
Moody’s	Ba1	Ba2	N/A	Positive
Fitch	BBB-	BB+	N/A	Positive

*                   S&P ratings are tied to the corporate credit rating. By formula, the secured rating is one level above the corporate rating, and the unsecured rating is two levels below the corporate rating.

**            The negative outlook assigned by S&P is due to the lack of information surrounding Montana Public Power Inc.’s bid to purchase NorthWestern. S&P noted that should the offer be rejected or withdrawn they would likely affirm ratings and assign a positive outlook. However, if the bid is approved, then the ratings could be lowered or withdrawn. For further information please see our “Risk Factors” section.

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are economically favorable to us, and impacts our trade credit availability. Our credit ratings have improved during the second quarter.

Cash Flows

Our operations are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from natural gas sales and transportation services generally exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and utilization of our existing line of credit, is used to purchase natural gas to place in storage for heating season deliveries, perform necessary maintenance, and make capital improvements in plant.

We believe that our cash on hand, operating cash flows, and borrowing capacity, taken as a whole, provide sufficient resources to fund our ongoing operating requirements, 2005 debt maturities, anticipated dividends and estimated future capital expenditures during the next twelve months. Additional debt repayments of approximately $40 million were made in July 2005. In  August 2005, we utilized our line of credit to repay $60 million of term debt that matured. As of August 1, 2005, our availability under the line of credit was approximately $85 million. In addition, in July 2005, our Board of Directors authorized a dividend of 25 cents per share payable on September 30, 2005, and we anticipate funding our pension plans by as much as $31.4 million on September 15, 2005.

We anticipate receiving approximately $20 million to $25 million from the sale of MMI’s generation equipment by December 31, 2005. Based on the agreement in principle we reached with Netexit’s unsecured creditors committee, we anticipate receiving $20 million in cash by December 31, 2005 from Netexit’s estate.

As of June 30, 2005, cash and cash equivalents were $49.7 million, compared with $17.1 million at December 31, 2004, and $51.6 million as of June 30, 2004. Cash provided by continuing operations totaled $123.8 million during the six months ended June 30, 2005, compared to $117.1 million during the six months ended June 30, 2004. Due to the seasonality of our business, our cash flows from operations and revenues are typically lower during the second and third quarters of each year. Cash used in investing activities of continuing operations totaled $34.3 million during the six months ended June 30, 2005 compared to $74.3 million in 2004. During 2005, we received approximately $119.7 million of proceeds from the sale of short-term investments net of approximately $118.8 million used for the purchase of short-term investments and we used approximately $31.6 million to make property, plant and equipment additions. During 2004, we used cash of approximately $110.9 million to purchase short-term investments net of approximately $60.9 million received from the sale of short-term investments. In addition, we used approximately $30.5 million during 2004 to make property, plant and equipment additions.

Cash used in financing activities of continuing operations totaled $56.9 million during the six months ended June 30, 2005 compared to $6.4 million in 2004. In 2005 we made scheduled principal payments on debt of $17.5 million, an early debt repayment of $25 million and we paid dividends on common stock of $15.7 million. In addition during June 2005, as discussed above, we replaced a $225 million credit facility with a $200 million revolving line of credit. Cash used during 2004 was for scheduled principal payments on debt.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of June 30, 2005 for each of the periods presented. See our Annual Report on Form 10-K/A for the year ended December 31, 2004 for additional discussion.

	Total	2005	2006	2007	2008	2009	Thereafter
	(in thousands)
Long-term Debt	$799,582	$63,008	$156,450	$6,770	$6,058	$80,802	$486,494
Future minimum operating lease payments(1)	295,649	16,751	33,476	32,913	32,294	32,245	147,970
Estimated Pension and Other Postretirement Obligations(2)	114,000	25,000	25,000	25,000	25,000	14,000	N/A
Qualifying Facilities(3)	1,658,931	27,322	56,398	58,420	60,574	62,598	1,393,619
Supply and Capacity Contracts(4)	1,418,993	215,395	289,344	196,583	111,934	107,319	498,418
Interest payments on debt	458,192	25,099	46,004	34,902	34,642	33,637	283,908
Total Commitments	$4,745,347	$372,575	$606,672	$354,588	$270,502	$330,601	$2,810,409

(1)          Our operating leases include a lease agreement for our share of the Colstrip Unit 4 generation facility requiring payments of $32.2 million annually through 2010 and decreasing  to $14.5 million annually through 2018.

(2)          We have only estimated cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. The 2005 amount in this schedule includes an assumption that we will contribute approximately $19.2 million to our pension plans. We are currently assessing various factors related to our contribution level, including PBGC variable rate premium requirements, regulatory considerations and our borrowing costs. After considering these factors, we may increase our 2005 pension plan contributions to approximately $31.4 million.

(3)          The QFs require us to purchase minimum amounts of energy at prices ranging from $65 to $138 per megawatt hour through 2032. Our estimated gross contractual obligation related to the QFs is approximately $1.7 billion. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $1.3 billion. The obligation and payments reflected on this schedule represent the estimated gross contractual obligation as of June 30, 2005.

(4)          We have entered into various purchase commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 30 years.

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

On October 22, 2004, Magten filed a motion with the Bankruptcy Court seeking a stay of the confirmation order pending resolution of their appeal of such order, which notice of appeal was filed on October 25, 2004. On October 25, 2004, the Bankruptcy Court denied Magten’s motion for a stay. Thereafter, Magten requested that the United States District Court for the District of Delaware impose a stay of the effectiveness of the confirmation order pending resolution of Magten’s appeal. On October 29, 2004, the Delaware District Court denied Magten’s motion for a stay. The appeal has now been docketed with the District Court and a briefing schedule has been issued. In March 2005 we moved to dismiss Magten’s appeal of the confirmation order on equitable mootness grounds. On May 12, 2005, Magten, the Plan Committee and NorthWestern unsuccessfully engaged in mediation to resolve the pending appeals and other pending litigation. Although we will vigorously prosecute the motion to dismiss the appeal and defend against the appeal, we cannot currently predict the impact or resolution of Magten’s appeal of the confirmation order.

On April 15, 2005, Magten and Law Debenture filed an adversary complaint in the Bankruptcy Court against NorthWestern, Gary Drook, Michael Hanson, Brian Bird, Thomas Knapp and Roger Schrum alleging that the Company and former and current officers committed fraud by failing to include sufficient stock in the Class 9 reserve for payment of unsecured claims, and requesting, among other relief, that the confirmation order be revoked and set aside. We filed a motion to dismiss or stay the litigation and on July 26, 2005, the Bankruptcy Court ordered a stay of the litigation pending resolution of the confirmation order appeal. While we cannot predict the impact or resolution of Magten’s complaint, we intend to vigorously defend against it.

We have incurred, and expect to continue to incur, significant costs associated with outstanding litigation, which may adversely affect our results of operations and cash flows.

We have incurred and will continue to incur significant costs associated with outstanding litigation. These costs, which are being expensed as incurred, are expected to have an adverse effect on our results of operations and cash flows. Although our plan of reorganization has been successfully consummated and we have emerged from bankruptcy, we expect to continue to incur significant costs in connection with the steps necessary to close the bankruptcy case which include, among other things, resolution of remaining unsecured claims, administration of the claim reserve, coordination with the Plan Committee and the resolution of appeals and certain pending litigation.

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

We filed several motions to terminate various nonqualified benefit plans and individual supplemental retirement contracts for former employees of NorthWestern Corporation and the former Montana Power Company (MPC). All liabilities associated with these plans have been removed from our balance sheet based on our expectation that these claims will be settled through the shares from the reserve established for Class 9 claimants. Some of the participants in those plans and individual supplemental retirement contracts have objected to the Bankruptcy Court’s jurisdiction to terminate such plans and/or contracts. On May 4, 2005, our Bankruptcy Court determined that it did not have jurisdiction to consider our motion to terminate the contracts of the former employees of MPC. In July 2005, the Bankruptcy Court approved share-based settlements with most of the participants in the various nonqualified plans and supplemental retirement contracts. We may have to reestablish the liabilities (approximately $2.5 million) associated with the contracts of the former employees of MPC  on our balance sheet and recognize a loss in the Successor Company operations if we are not successful in our appeal of the Bankruptcy Court’s May 4 decision.

Certain of our prepetition creditors received NorthWestern common stock pursuant to our plan of reorganization and have the ability to influence certain aspects of our business operations.

Under our plan of reorganization, holders of certain claims received distributions of shares of our common stock. Harbert Distressed Investment Master Fund Ltd. (Harbert) is affiliated with or manages funds which, based on the most recent information made available to us, collectively received more than 20% of our new common stock. Harbert could acquire additional claims or shares, or divest claims or shares in the future. Our prepetition senior unsecured noteholders, trade vendors with claims in excess of $20,000 and holders of our trust preferred securities and our quarterly income preferred securities received, collectively, approximately 9% of our new common stock. Other than Harbert, however, we are not aware of any entity that owns or controls 10% or more of our common stock distributed upon emergence pursuant to our plan of reorganization.

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

We are one of several defendants in a class action lawsuit entitled McGreevey, et al. v. The Montana Power Company, et al., now pending in federal court in Montana. The lawsuit, which was filed by the former shareholders of The Montana Power Company (many of whom became shareholders of Touch America Holdings, Inc. as a result of a corporate reorganization of The Montana Power Company), claims that the disposition of various generating and energy-related assets by The Montana Power Company was void because of the failure to obtain shareholder approval for the transactions. Plaintiffs thus seek to reverse those transactions, or receive fair value for their stock as of late 2001, when plaintiffs claim shareholder approval should have been sought. NorthWestern is named as a defendant due to the fact that we purchased the unit membership interest of The Montana Power, LLC, which the plaintiffs’ claim is a successor to The Montana Power Company. On July 10, 2004, we and the other insureds under the applicable directors and officers liability insurance policies along with the plaintiffs in the McGreevey case, plaintiffs in the In Re Touch America Holdings, Inc. Securities Litigation and the Touch America Creditors Committee reached a tentative settlement as a result of mediation. Among the terms of the tentative settlement, we, our wholly owned subsidiary CFB, and other parties will be released from all claims in this case, the plaintiffs in McGreevey will dismiss their claims against the third party purchasers of the generation assets and non-regulated energy assets of Montana Power Company, including PPL Montana, and a settlement fund in the amount of $67 million (all of which will be contributed by the former Montana Power Company directors and officers liability insurance carriers) will be established. The settlement is subject to the occurrence of several conditions, including approval of the proposed settlement by the Bankruptcy Court in our bankruptcy proceeding, approval of the Touch America bankruptcy court, and approval of the proposed settlement by the Federal District Court for the District of Montana, where the class action is pending. Plaintiffs in the McGreevey class action have filed a motion for approval of the settlement. On April 29, 2005, the Federal District Court in Montana denied the plaintiffs’ motion for preliminary approval of the proposed settlement without prejudice and ordered the parties to work out their differences and present a global settlement agreement in 60 days; otherwise, the court will order the parties to resume trial preparations. The parties requested additional time to reach a final settlement agreement. The Federal District Court in Montana has ordered the parties to respond by August 12, 2005 to certain questions concerning the issues raised in the case. In the event the parties do not reach a global settlement agreement, a settlement is not approved or it does not take effect for any other reason, we cannot predict the ultimate outcome of this litigation, but we intend to vigorously defend against this lawsuit. The Bankruptcy Court entered an order permitting the plaintiffs in McGreevey to file a fraudulent conveyance action against us if we were not able to consummate the settlement; however, it is not certain that the plaintiffs could pursue such action post emergence. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

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

Certain creditors and parties-in-interest have initiated legal action against us related to the transfer of the assets and liabilities comprising our Montana utility operations from CFB to NorthWestern, and seek the removal of such assets from our estate or the imposition of a constructive trust for the benefit of such creditors. This litigation currently is stayed pending termination of the appeal of the order confirming our plan of reorganization filed by Magten. This litigation could adversely affect our business, results of operations, and our financial condition.

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

Our operations and the operations of our subsidiaries are subject to extensive federal, state and local laws and regulations concerning taxes, service areas, tariffs, rates, issuances of securities, employment, occupational health and safety, protection of the environment and other matters. In addition, we are required to obtain and comply with a wide variety of licenses, permits and other approvals in order to operate our facilities. In the course of complying with these requirements, we may incur significant costs. If we fail to comply with these requirements, we could be subject to civil or criminal liability and the imposition of liens or fines. In addition, existing regulations may be revised or reinterpreted, new laws, regulations, and interpretations thereof may be adopted or become applicable to us or our facilities and future changes in laws and regulations may have a detrimental effect on our business.

Our utility businesses are regulated by certain state commissions. As a result, these commissions review the regulated utility’s books and records, which could result in rate changes and have a material adverse effect on our results of operations and financial condition.

Competition for various aspects of electric and natural gas services has been introduced throughout the country that will open these markets to new providers of some or all of traditional electric utility and natural gas services. Competition could result in the further unbundling of electric utility and natural gas services as has occurred in Montana for electricity and Montana, South Dakota and Nebraska for natural gas. Separate markets may emerge for generation, transmission, distribution, meter reading, billing and other services currently provided by electric utility and natural gas providers as a bundled service. As a result, additional competitors could become active in the generation, transmission and distribution segments of our industry.

We are currently subject to limited regulation under the Public Utility Holding Company Act of 1935, as amended (PUHCA or the Act); however, we may become subject to additional PUHCA requirements if certain of our 10% shareholders or other shareholders are not deemed to be “exempt” holding companies under the Act. Complying with additional PUHCA requirements could make it more difficult for us to enter into financing arrangements, conduct nonutility lines of business or acquire other businesses or assets.

We are subject to limited regulation under PUHCA, because more than 20% of our voting stock (following the distribution under the approved bankruptcy plan) is currently held by Harbert or affiliates of Harbert. Harbert has applied for status as an “exempt” holding company, under Section 3(a)(4) of PUHCA, on the basis that it is only temporarily a holding company. In its application for exempt status, Harbert has represented that it will reduce its holdings below 10% within three years from its initial filing in November 2004 and it will not take an active role in our management. Pending action by the SEC on its application (and assuming that the application was filed in good faith and the relevant facts have not changed), Harbert is statutorily entitled to exempt status upon its filing. As a result of Harbert’s holdings and the Harbert application having been filed, we are a “subsidiary” of an “exempt holding company,” and are subject to Section 9 of PUHCA, but are not otherwise subject to the Act. NorthWestern itself is not a utility holding company, because all of our utility operations are conducted at the parent level.

Attorneys for Magten have recently sent a letter advising NorthWestern that Law Debentures has filed a Protest and Request for Hearing (Protest) regarding Harbert’s application. The Protest contends that Harbert is not properly within the terms of the exemption as a “temporary” company, because it set out to acquire the NorthWestern interests, and the acquisition was not incidental to debts otherwise owed, and that in any event, Harbert has controlled and influenced NorthWestern’s management and Board to such an extent that Harbert’s application should be denied and it should be subject to regulation as a holding company. In that letter, attorneys for Magten also allege that any sale of NorthWestern to a third party may be voidable, a breach of the fiduciary duty of the directors, and otherwise subject to challenge by Magten and allege what we believe are unsubstantiated  violations of federal securities laws by us. We cannot predict what impact Magten’s actions will have on the SEC’s consideration of Harbert’s PUHCA application.

Under PUHCA, the SEC does not regulate rates and charges for the sale or distribution of gas or electricity, but it does regulate the structure, financing, lines of business and internal transactions of public utility holding companies and their system companies. If Harbert were denied an exemption, or if other entities became holders of more than 10% of our voting stock either individually or as a group acting together, and were not otherwise exempt from the Act, then we would be subject to additional requirements under PUHCA, including requirements for SEC approval before issuing securities, entering into financing arrangements, entering or continuing lines of business not necessary or appropriate to our utility businesses, or acquiring other utility assets or businesses. Under the Act, transactions which should have been subject to SEC approval, but for which SEC approval was not obtained are voidable under certain circumstances, even where a third party has entered into the transaction. Under Section 3 of the Act, an exemption is statutorily in effect so long as an application for the exemption was filed in good faith, and has not been denied by the SEC. Transactions occurring during the pendency of an application would be voidable only if the SEC denied the application, and there were a final determination that the application had not been filed in good faith, such that the statutory grant of the exemption during the pendency was not applicable.

Recently, the House and Senate conference committee reached agreement on a comprehensive energy policy bill. This bill, which contains language repealing PUHCA effective six months after enactment, was approved by both the House of Representatives and the Senate during the week of July 24, 2005. The bill will be sent to President Bush for his signature. President Bush has indicated he will sign the bill into law. We have  not analyzed this legislation to determine the scope of the PUHCA repeal and what impact, if any, such appeal might have on the situation set forth in this risk factor. Our obligation to supply a minimum annual quantity of qualifying facility (QF) power to the Montana default supply could expose us to material commodity price risk if we are required to supply any quantity deficiency during a time of commodity price volatility.

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

Our wholesale costs for electricity and natural gas are recovered through various pass-through mechanisms in each of the states we serve. The rates are established based upon projected market prices or contract obligations. As these variables change, we adjust our rates through our monthly trackers. To the extent our adjusted rate is deemed imprudent by the applicable state regulatory commissions, we could under-recover our costs, which would adversely impact our results of operations. While the tracker mechanisms are designed to allow a timely recovery of prudently incurred costs, a rapid increase in commodity costs may also create a temporary, material under-recovery situation. As a result, we may not be able to immediately pass on to our retail customers’ rapid increases in our energy supply costs, which could reduce our liquidity.

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

If we are unable to adequately address these deficiencies and provide assurance of the operating effectiveness of new and improved control activities to correct our material weakness in a timely manner, we have risk that regulated and unregulated energy supply transactions are not properly authorized, evaluated, recorded or disclosed. This could result in unexpected losses associated with unauthorized regulated and unregulated energy procurement transactions, which could adversely impact our liquidity and results of operations. Accordingly, there is more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

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

Environmental laws and regulations require us to incur certain costs, which could be substantial, to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment. Governmental regulations establishing environmental protection standards are continually evolving, and, therefore, the character, scope, cost and availability of the measures we may be required to take to ensure compliance with evolving laws or regulations cannot be predicted. Our range of exposure for environmental remediation obligations is estimated to be $45.1 million to $84.1 million. We had an environmental reserve of $45.1 million at June 30, 2005. This reserve was established in anticipation of future remediation activities at our various environmental sites and does not factor in any exposure to us arising from new regulations, private tort actions or government claims for damages allegedly associated with specific environmental conditions. These environmental liabilities will continue and any claims with respect to environmental liabilities will not be extinguished pursuant to our plan of reorganization. To the extent that our environmental liabilities are greater than our reserves or we are unsuccessful in recovering anticipated insurance proceeds under the relevant policies or recovering a material portion of remediation costs in our rates, our results of operations and financial condition could be adversely affected.

The loss of our investment grade credit ratings has impacted our borrowing costs and liquidity, and we expect that our non-investment grade status will continue to affect our cash flows.

Upon emergence from bankruptcy, we were assigned a non-investment grade credit rating. Our current non-investment grade ratings have impacted our borrowing costs. In addition, with a limited number of suppliers, we continue to either prepay or post collateral in the form of cash and letters of credit to support our operations. We also began payment of quarterly dividends on our common stock in the first quarter of 2005, which may delay our ability to achieve an investment grade rating for our debt securities. While we are working to resolve many of the concerns cited by the credit rating agencies, we cannot assure you that our credit ratings will improve in the foreseeable future.

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

Our subsidiary, Netexit, sold substantially all of its assets to Avaya, Inc. In order to wind-down its affairs in an orderly manner, Netexit and its subsidiaries filed for bankruptcy protection on May 4, 2004. Pending the resolution of open claims to Netexit creditors, the proceeds from the sale remain at Netexit and distributions to NorthWestern could be delayed until the ultimate effective date of the liquidating plan of reorganization. On June 24, 2005, Netexit, the creditors committee and certain creditors including NorthWestern reached a settlement that will result in an agreed to liquidating plan of reorganization. There are many factors beyond our control including the approval of the agreed to liquidating plan or reorganization and potential additional losses related to the resolution of filed claims, which could affect the amount of proceeds we receive as distributions from Netexit. Additionally, Netexit’s creditors committee has indicated that NorthWestern’s claims against Netexit may be subject to avoidance and/or subordination under operative provisions of the Bankruptcy Code. If the Bankruptcy Court does not approve the liquidating plan of reorganization, then we intend to vigorously defend against any efforts to invalidate or subordinate our claims against Netexit, but we cannot currently predict the resolution of any litigation with respect to the validity of NorthWestern’s claims against Netexit.

We may receive, respond to and not pursue, as appropriate, unsolicited indications of interest, proposals or offers to acquire us or some or all of our assets, and  if not pursued, our stockholders would not be able to obtain any premium for their shares of common stock offered in the proposed transaction.

We have in the past received and from time to time may receive in the future unsolicited indications of interest, proposals or offers to acquire us or some or all of our assets. We are not soliciting offers from prospective buyers. As we have stated on prior occasions, as a public company we may receive such indications of interest, proposals or offers, and if we do, our Board of Directors will evaluate them and respond as appropriate. There can be no assurance that we will pursue any such indication of interest, proposal or offer, and we reserve the right not to pursue any acquisition of us or any of our assets as determined by our Board of Directors. As a consequence of any decision not to pursue an acquisition of us, our stockholders would not be able to sell or exchange their shares of common stock at any premium offered by the prospective buyer in the proposed transaction. As a matter of policy, we will not comment on or provide market updates as to the status of any indications of interest, proposals or offers we may receive from time to time, or the course of discussions with any prospective buyers, nor will we comment upon any rumors with regard to any possible sale.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price and volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

We utilize various risk management instruments to reduce our exposure to market interest rate changes. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We primarily use fixed rate debt and limited variable rate long-term debt to partially finance mandatory debt retirements. These variable rate debt agreements expose us to market risk related to changes in interest rates. We manage this risk by taking advantage of market conditions when timing the placement of long-term or permanent financing. All of our debt has fixed interest rates, with the exception of our new credit facility entered into on June 30, 2005, which bears interest at a variable rate (currently approximately 4.5%) tied to the London Interbank Offered (LIBO) Rate. Based upon amounts outstanding as of June 30, 2005, a 1% increase in the LIBO rate would increase annual interest expense on this line of credit by approximately $0.8 million.

During the second quarter of 2005, we implemented a risk management strategy of utilizing interest rate swaps to manage our interest rate exposure associated with anticipated refinancing transactions. While we are exposed to changes in the fair value of these instruments, they are designed such that any economic loss in value is generally offset by interest rate savings at the time the future anticipated financing is completed. Changes in the fair value of these instruments are recorded into equity and then reclassified into earnings in the same period during which the item being hedged affects earnings. At June 30, 2005, the market value of these instruments, representing the amount we would pay upon their termination, was approximately $2.5 million.

Commodity Price Risk

Commodity price risk is one our most significant risks due to our position as the default supplier in Montana, and our ownership of generation assets. Several factors influence price levels and volatilities. These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, fuel availability, market liquidity, and the nature and extent of current and potential federal and state regulations.

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

In our unregulated electric segment, due to our lease of the Colstrip Unit 4 generation facility, we are exposed to the market price fluctuations of electricity. We have entered into forward contracts for the sale of a significant portion of Colstrip 4’s generation through December 2005. To the extent Colstrip 4 experiences any unplanned outages, we would need to secure the quantity deficiency from the wholesale market to fulfill our forward sales contracts. As of June 30, 2005, market prices exceeded our contracted forward sales prices by approximately $1.8 million. To further mitigate price risk, during the second quarter of 2005 we implemented a risk management strategy of utilizing put options in conjunction with our forward fixed price sales of expected generation output. To the extent that the hedge instrument is effective in offsetting the transaction being hedged, there is no impact to the Consolidated Statements of Income (Loss) until delivery or settlement occurs. Accordingly, assumptions and valuation techniques for these contracts have no impact on reported earnings prior to settlement.

In our unregulated natural gas segment, we currently have a capacity contract with a pipeline that gives us basis risk depending on gas prices at two different delivery points. We have sales contracts with certain customers that provide for a selling price based on the index price of gas coming from a delivery point in Ventura, Iowa. The pipeline capacity contract allows us to take delivery of gas from Canada, which is typically cheaper than gas coming from Ventura, even when including transportation costs. If the Canadian gas plus transportation cost exceeds the index price at Ventura, then we will lose money on these gas sales.

Counterparty Credit Risk

We have considered a number of risks and costs associated with the future contractual commitments included in our energy portfolio. These risks include credit risks associated with the financial condition of counterparties, product location (basis) differentials and other risks. Declines in the creditworthiness of our counterparties could have a material adverse impact on our overall exposure to credit risk. We maintain credit policies with regard to our counterparties that, in management’s view, reduce our overall credit risk. There can be no assurance, however, that the management tools we employ will eliminate the risk of loss.

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

Changes in Internal Control Over Financial Reporting

We previously reported in our Annual Report on Form 10-K/A actions that continue in 2005 to improve policies, procedures and control activities over regulated and unregulated energy procurement to address the material weakness described in our Annual Report on Form 10-K/A. There have been no changes in our internal control over financial reporting during the six months ended June 30, 2005 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•                     Credit risk management (establishing methodologies for the evaluation, assessment, measurement, monitoring, and reporting procedures related to counter-party credit risk); and

•                     Clarifying the specific segregated roles of front-, mid-, and back-office employees;

•                    Improving our documentation of our energy procurement processes and control activities; and

•                    Independent review of policies, procedures, and control activities by internal audit.

The enhanced policies, processes, and control activities have resulted in specific actions taken during the second quarter of 2005, including:

•                    Reorganizing our energy procurement front-office to clarify employee roles and transactional responsibilities and better segregation of regulated and unregulated duties;

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

•                    Testing of compliance with policies and internal controls over financial reporting was completed by internal audit in July, indicating a much improved control environment, but the new control activities described above have not been operating for a sufficient time to provide assurance of their operating effectiveness;

•                    Progress update provided to the Audit Committee of the Board of Directors on July 13; and

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

On October 19, 2004, the Bankruptcy Court entered a written order confirming our plan of reorganization. On October 25, 2004, Magten Asset Management Corporation (Magten) filed a notice of appeal of such order seeking, among other things, a reversal of the confirmation order. In connection with this appeal, Magten filed motions with the Bankruptcy Court and the United States District Court for the District of Delaware seeking a stay of the enforcement of the confirmation order to prevent our plan of reorganization from becoming effective. On October 25, 2004, the Bankruptcy Court denied Magten’s motion for a stay, and on October 29, 2004, the Delaware District Court denied Magten’s motion for a stay. With no stay imposed, our plan of reorganization became effective November 1, 2004. On October 26, 2004, Magten filed a notice of appeal of the Bankruptcy Court’s approval of the memorandum of understanding (MOU), which memorialized the settlement of the consolidated securities class actions and consolidated derivative litigation against NorthWestern and others. Magten’s appeals of the confirmation order and the order approving the MOU have been consolidated before the District Court and a briefing schedule issued. In March 2005, we moved to dismiss Magten’s appeal of the confirmation order on equitable mootness grounds. On May 12, 2005, Magten, the Plan Committee and NorthWestern unsuccessfully engaged in mediation to resolve the pending appeals and other pending litigation. While we cannot currently predict the impact or resolution of Magten’s appeal of the confirmation order, we intend to vigorously defend against the appeal.

On April 15, 2005, Magten and Law Debenture filed an adversary complaint in the Bankruptcy Court against NorthWestern Corporation, Gary Drook, Michael Hanson, Brian Bird, Thomas Knapp and Roger Schrum alleging that NorthWestern and the former and current officers committed fraud by failing to include a sufficient amount of shares in the Class 9 reserve set aside for payment of unsecured claims and thus the confirmation order should be revoked and set aside. We filed a motion to dismiss or stay the litigation and on July 26, 2005, the Bankruptcy Court ordered a stay of the litigation pending resolution of the confirmation order appeal. While we cannot predict the impact or resolution of Magten’s complaint, we intend to vigorously defend against it.

In December 2003, the SEC notified NorthWestern that it had issued a formal order of private investigation and subsequently subpoenaed documents from NorthWestern, NorthWestern Communications Solutions, Expanets and Blue Dot. This development followed the SEC’s requests for information made in connection with the previously disclosed SEC informal inquiry into questions regarding the restatements and other accounting and financial reporting matters. Since December 2003, we have periodically received and continue to receive subpoenas from the SEC requesting documents and testimony from employees regarding these matters. The SEC investigation will continue and any claims alleging violations of federal securities laws made by the SEC will not be extinguished pursuant to our plan of reorganization. In addition, certain of our directors and several employees of NorthWestern and our subsidiary affiliates have been interviewed by representatives of the Federal Bureau of Investigation (FBI) concerning certain of the allegations made in the class action securities and derivative litigation matters. We have not been advised that NorthWestern is the subject of any FBI investigation. We understand that the FBI and the Internal Revenue Service (IRS) have contacted former employees of ours and our subsidiaries. As of the date hereof, we are not aware of any other governmental inquiry or investigation related to these matters. We are cooperating with the SEC’s investigation and intend to cooperate with the FBI and IRS if we are contacted in connection with any investigation. We cannot predict whether or not any other governmental inquiry or investigation will be commenced. We cannot predict when the SEC investigation will be completed or its outcome. If the SEC determines that we have violated federal securities laws and institutes civil enforcement proceedings against us, for which we can provide no assurance, we may face sanctions, including, but not limited to, monetary penalties and injunctive relief, and any monetary liability incurred by us may be material to our financial position or results of operations.

On April 16, 2004, Magten and Law Debenture initiated an adversary proceeding, the QUIPs Litigation, against NorthWestern seeking among other things, to void the transfer of certain assets of CFB to us. In essence, Magten and Law Debenture are asserting that the transfer of the transmission and distribution assets acquired from the Montana Power Company was a fraudulent conveyance because such transfer left CFB insolvent and unable to pay certain claims. The plaintiffs also assert that they are creditors of CFB as a result of Magten owning a portion of the Series A 8.5% Quarterly Income Preferred Securities for which Law Debenture serves as the Indenture Trustee. By its adversary proceeding, the plaintiffs seek, among other things, the avoidance of the transfer of assets, declaration that the assets were fraudulently transferred and are not property of our bankruptcy estate, the imposition of constructive trusts over the transferred assets and the return of such assets to CFB. In August 2004, the Bankruptcy Court granted in part, but denied in part our motion to dismiss the QUIPs Litigation. As a result of filing the appeal of the confirmation order, the Bankruptcy Court has stayed the prosecution of this case until the appeal is finally decided. (In addition to the adversary proceeding filed by Magten and Law Debenture, the plaintiffs in the class action lawsuit entitled McGreevey, et al v. Montana Power Company, et al received approval in our bankruptcy case to initiate similar adversary proceedings. Under the terms of the settlement with the plaintiffs in the McGreevey case discussed below, they would not file such proceeding.) On April 19, 2004, Magten also filed a complaint against certain former and current officers of CFB in U.S. District Court in Montana, seeking compensatory and punitive damages for breaches of fiduciary duties by such officers. Those officers have requested CFB to indemnify them for their legal fees and costs in defending against the lawsuit and any settlement and/or judgment in such lawsuit. That lawsuit has now been transferred to the Federal District Court in Delaware where many of the other Magten related litigation matters are pending. On February 9, 2005, we agreed to settlement terms with Magten and Law Debenture to release all claims, including Magten’s and Law Debenture’s fraudulent conveyance action pending against each other for Magten and Law Debenture receiving the distribution of new common stock and warrants from Class 8(b) in the same amounts as if they had voted to accept the Plan and a distribution from Class 9 of new common stock in the amount of approximately $17.4 million. Prior to seeking approval from the Bankruptcy Court, certain major shareholders and the Plan Committee objected to the settlement on both its economic terms and asserting that the structure of the settlement violated the Plan. After reviewing the objections and undertaking our own analysis of the potential Plan violation, we informed Magten and Law Debenture as well as the Plan Committee and the objecting major shareholders that we would not proceed with the settlement. Magten and Law Debenture filed a motion with our Bankruptcy Court seeking approval of the settlement. On March 10, 2005, the Bankruptcy Court entered an order denying the motion filed by Magten and Law Debenture. Magten and Law Debenture have appealed that order. This appeal has been docketed with the District Court and a briefing schedule issued. At this time, we cannot predict the impact or resolution of any of these lawsuits, the appeal or reasonably estimate a range of possible loss, which could be material. We intend to vigorously defend against the adversary proceeding, appeal and any subsequently filed similar litigation. The plaintiffs’ claims with respect to the QUIPs Litigation will be treated as general unsecured, or Class 9, claims and will be satisfied out of the share reserve that we established with respect to the Class 9 disputed claims reserve under the plan of reorganization.

We are one of several defendants in a class action lawsuit entitled McGreevey, et al. v. The Montana Power Company, et al, now pending in U.S. District Court in Montana. The lawsuit, which was filed by former shareholders of The Montana Power Company (most of whom became shareholders of Touch America Holdings, Inc. as a result of a corporate reorganization of the Montana Power Company), claims that the disposition of various generating and energy-related assets by The Montana Power Company were void because of the failure to obtain shareholder approval for the transactions. Plaintiffs thus seek to reverse those transactions, or receive fair value for their stock as of late 2001, when plaintiffs claim shareholder approval should have been sought. NorthWestern is named as a defendant due to the fact that we purchased The Montana Power L.L.C., which plaintiffs claim is a successor to the Montana Power Company.

On November 6, 2003, the Bankruptcy Court approved a stipulation between NorthWestern and the plaintiffs in McGreevey, et al. v. The Montana Power Company, et al. The stipulation provides that litigation, as against NorthWestern, CFB, The Montana Power Company, The Montana Power L.L.C. and Jack Haffey, be temporarily stayed for 180 days from the date of the stipulation. As a result of the confirmation of our plan of reorganization, the stay has been made permanent. On July 10, 2004, we and the other insureds under the applicable directors and officers liability insurance policies along with the plaintiffs in the McGreevey case, plaintiffs in the In Re Touch America Holdings, Inc. Securities Litigation and the Touch America Creditors Committee reached a tentative settlement through mediation. Among the terms of the tentative settlement, we, CFB and other parties will be released from all claims in this case, the plaintiffs in McGreevey will dismiss their claims against the third party purchasers of the generation assets and non-regulated energy assets of Montana Power Company, including PPL Montana, and a settlement fund in the amount of $67 million (all of which will be contributed by the former Montana Power Company directors and officers liability insurance carriers) will be established. The settlement is subject to the occurrence of several conditions, including approval of the proposed settlement by the Bankruptcy Court in our bankruptcy proceeding, and approval of the proposed settlement by the Federal District Court for the District of Montana, where the class actions are pending. On April 29, 2005, the Federal District Court in Montana denied the plaintiffs’ motion for preliminary approval of the proposed settlement without prejudice and ordered the parties to work out their differences and present a global settlement agreement in 60 days; otherwise, the court will order the parties to resume trial preparations. Even though the parties requested additional time to continue to negotiate to reach a consensus on a global settlement agreement, the Federal District Court requsted the parties to respond to certain issues by August 12, 2005. In the event the parties do not reach a global settlement agreement, a settlement is not approved or it does not take effect for any other reason, we intend to vigorously defend against this lawsuit. If we are unsuccessful in defending against this class action lawsuit, the plaintiffs’ litigation claims would be subordinated to our other debt under our Plan, and such claims would be treated as securities, or Class 14, claims under our plan of reorganization, and would be entitled to no recovery against NorthWestern under our Plan. Claims by our current and former officers and directors (and the former officers and directors of The Montana Power Company) for indemnification for these proceedings would be channeled into the Directors and Officers Trust established by the Plan. The plaintiffs could elect to proceed directly against CFB and the assets owned by such entity, which are not material to our operations or financial position. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material, and the resolution of this lawsuit may harm our business and have a material adverse impact on our financial condition.

In NorthWestern Corporation vs. PPL Montana, LLC vs. NorthWestern Corporation and Clark Fork and Blackfoot, LLC, No. CV-02-94-BU-SHE, (D. MT), we pursued claims against PPL Montana, LLC (PPL) due to its refusal to purchase the Colstrip transmission assets under the Asset Purchase Agreement (APA) executed by and between The Montana Power Company (MPC) and PP&L Global, Inc. (PPL Global). NorthWestern claimed that PPL (PPL Global’s successor-in-interest under the APA) is required to purchase the Colstrip transmission assets for $97.1 million. PPL had asserted a number of counterclaims against NorthWestern and CFB based in large part upon PPL’s claim that MPC and/or NorthWestern Energy breached two Wholesale Transition Service Agreements and certain indemnification obligations under the APA in the approximate amount of $120 million. PPL also filed a proof of claim and an amended proof of claim against NorthWestern’s bankruptcy estate which asserted substantially the same claims as the PPL counterclaim. Our Bankruptcy Court transferred all the claims for resolution to the federal court in Montana. On May 5, 2005, the parties announced a settlement in principle of all claims and counterclaims, which settlement is subject to Plan Committee review, and federal court dismissal of the lawsuit and may require our Bankruptcy Court approval. Under the terms of the agreement in principle, NorthWestern will retain the Colstrip transmission assets and PPL will pay NorthWestern $9.0 million in cash. The agreement also covers the cancellation of indemnity obligations stemming from the asset purchase agreement and PPL’s withdrawal of its claims pending in NorthWestern’s bankruptcy proceeding along with the dismissal and release of claims arising out of the litigation. The settlement will become effective following the dismissal by the U.S. District Court of the Montana lawsuit, acceptance by the Plan Committee and Bankruptcy Court approval.

We are also one of several defendants in a class action lawsuit entitled In Re Touch America ERISA Litigation, which is currently pending in U.S. District Court in Montana. The lawsuit was filed by participants in the former Montana Power Company retirement savings plan and alleges that there was a breach of fiduciary duty in connection with the employee stock ownership aspects of the plan. We have been recently dismissed without prejudice from the litigation by the plaintiffs.

We, and certain of our former officers and directors, were named as defendants in certain complaints filed against CornerStone Propane Partners, LP and other defendants purporting to be class actions filed in the United States District Court for the Northern District of California by purchasers of units of CornerStone Propane Partners alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Through November 1, 2002, we held an economic equity interest in a subsidiary that serves as the managing general partner of CornerStone Propane Partners, LP. Certain former officers and directors of NorthWestern who are named as defendants in certain of these actions have also been sued in their capacities as directors of the managing general partner. These complaints allege that defendants sold units of CornerStone Propane Partners based upon false and misleading statements and failed to disclose material information about CornerStone Propane Partners’ financial condition and future prospects, including overpayment for acquisitions, overstating earnings and net income, and that it lacked adequate internal controls. All of the lawsuits have now been consolidated and Gilbert H. Lamphere has been named as lead plaintiff. The actions were stayed as to NorthWestern due to its bankruptcy filing. On October 27, 2003, the plaintiffs filed an amended consolidated class action complaint. The new complaint does not name NorthWestern as a defendant, although it alleges facts relating to NorthWestern’s conduct. Certain of our former officers and directors are named as defendants in the amended consolidated complaint and those former officers and directors have made an indemnification demand upon us. The plaintiffs seek compensatory damages, prejudgment and postjudgment interest and costs, injunctive relief, and other relief. On March 2, 2004, the plaintiffs filed a corrected consolidated amended complaint against CornerStone and the individual defendants, which also did not name NorthWestern. In June 2004, CornerStone Propane Partners, LP along with its subsidiaries and affiliates filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of that filing the case was stayed against CornerStone Propane Partners and other named subsidiaries and affiliates. On June 24, 2004, the District Court issued an order removing the consolidated class action from the court’s active calendar in light of the bankruptcy filing by CornerStone. On November 19, 2004, the District Court reinstated the case against the individual defendants. Under the terms of the CornerStone confirmation order, the plaintiffs can proceed against CornerStone only to the extent of any applicable insurance policies. If we are named in the lawsuit, we intend to vigorously defend any claims asserted against us by these lawsuits. To the extent such claims are prepetition claims, such claims would be extinguished under the confirmation order. If the claims are not extinguished, the plaintiffs’ claims with respect to this litigation would be treated as securities, or Class 14, claims and would be entitled to no recovery under the plan of reorganization. Any claims in this litigation for indemnification from our officers and directors, would be channeled into the Directors and Officers Trust to the extent that they are indemnification claims.

We were named in a complaint filed against us, CornerStone Propane GP, Inc., CornerStone Propane Partners LP and other defendants in a lawsuit entitled Leonard S. Mewhinney, Jr. v. NorthWestern Corporation, et al. in the circuit court of the city of St. Louis, state of Missouri. The complaint alleges that the plaintiff purchased units of Cornerstone Propane Partners, LP between March 13, 1998 and November 29, 2001, and that NorthWestern owned and controlled all or the majority of stock or other indicia of ownership of Cornerstone Propane, GP, Inc. and all other entities that were the general partners of Cornerstone Propane Partners, LP. According to the plaintiff, NorthWestern, Cornerstone Propane GP, Inc., Coast Gas, Inc. and Cornerstone Propane Partners, LP breached fiduciary duties to the plaintiff by engaging in certain misconduct, including mismanaging Cornerstone Propane Partners, LP and transferring its assets for less than market value and other activities. The complaint further alleges that the defendants fraudulently failed to disclose material information regarding the value of units of Cornerstone Propane Partners, LP and violated the Florida Securities Act in connection with the sale of such units. The plaintiff seeks compensatory damages, punitive damages and costs. The complaint was amended to add a state class action claim. All defendants filed a petition to remove the case to the federal court in St. Louis, Missouri, but the federal court granted plaintiff’s motion to remand. The case is now stayed as to NorthWestern and CornerStone due to their bankruptcy filings but continues to proceed against A.G. Edwards. Any claim arising from this lawsuit has been channeled to the Directors and Officers Trust under the confirmation order.

Certain of our former officers and directors, and CornerStone Propane Partners, LP, as a nominal defendant, are among other defendants named in two derivative actions commenced in the Superior Court for the State of California, County of Santa Cruz, entitled Adelaide Andrews v. Keith G. Baxter, et al., Case No. CV146662 and Ralph Tyndall v. Keith G. Baxter, et al., Case No. CV146661. These derivative lawsuits allege that the defendants breached various fiduciary duties based upon the same general set of alleged facts and circumstances as the federal unitholder suits. The plaintiffs seek unspecified compensatory damages, treble damages pursuant to the California Corporations Code, injunctive relief, restitution, disgorgement, costs, and other relief. The case was stayed against CornerStone due to its bankruptcy filing. The parties have been negotiating a settlement of the case. Our former officers and directors have requested that we indemnify them for their legal fees and costs in defending against the lawsuits and any settlement and/or judgment in such lawsuits. Claims by our former officers and directors for indemnification with respect to these proceedings have been channeled into the Directors and Officers Trust under the terms of the Plan.

On April 30, 2003, Mr. Richard Hylland, our former President and Chief Operating Officer, filed a demand for arbitration of contract claims under his employment agreement, as well as tort claims for defamation, infliction of emotional distress and tortious interference and a claim for punitive damages. Mr. Hylland is seeking relief in the amount of $25 million, plus interest, attorney’s fees, costs, and punitive damages. Mr. Hylland has also filed claims in our bankruptcy case similar to the claims in his arbitration demand. We dispute Mr. Hylland’s claims and intend to vigorously defend the arbitration and object to Mr. Hylland’s claims in our bankruptcy case. On May 6, 2003, based on the recommendations of the Special Committee of the NorthWestern Board of Directors formed to evaluate Mr. Hylland’s performance and conduct in connection with the management of NorthWestern and its subsidiaries, the Board determined that Mr. Hylland’s performance and conduct as President and Chief Operating Officer warranted termination under his employment contract. As a result of the confirmation of our plan of reorganization, this arbitration has commenced with parties having filed dispositive motions. On July 18, 2005, the arbitrator ruled on and denied both Mr. Hylland’s and our dispositive motions, but granted our motions related to our affirmative claims and defenses for setoff and other claims. The parties have negotiated a settlement of this matter, as well as Mr. Hylland’s claims in the bankruptcy proceedings, and NorthWestern’s setoff claims. We have asked the Bankruptcy Court to approve the settlement which will be heard on August 10, 2005. If the settlement is approved, Mr. Hylland will receive 92,233 shares of NorthWestern common stock from the Class 9 reserve.If the settlement is not approved or does not go into effect for any reason, we intend to defend the matter vigorously however we cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material. Expanets and NorthWestern have been named defendants in two complaints filed with the Supreme Court of the State of New York, County of Bronx, alleging violations of New York’s prevailing wage laws, breach of contract, unjust enrichment, willful failure to pay wages, race, ethnicity, national origin and/or age discrimination and retaliation. In the complaint entitled Felix Adames et al. v. Avaya, Expanets, NorthWestern et al., Supreme Court of the State of New York, Bronx County, Index No. 8664-04, which has not yet been served upon Expanets, 14 former employees of Expanets seek damages in the amount of $27,750,000, plus interest, penalties, punitive damages, costs, and attorney’s fees. In the complaint entitled Wayne Belnavis and David Daniels v. Avaya, Expanets, NorthWestern et al., Supreme Court of the State of New York, Bronx County, Index No. 8729-04, two former employees of Expanets seek damages in the amount of $12,500,000, plus interest, penalties, punitive damages, costs, and attorney’s fees. Avaya Inc. has sent NorthWestern and subsidiaries a notice seeking indemnification and defense for these lawsuits under the asset purchase agreement. We have responded by accepting in part and rejecting in part the indemnification request. As a result of the Netexit bankruptcy, the cases were removed to federal court in New York and Netexit was dismissed from the lawsuit. NorthWestern and Avaya were dismissed as defendants by the plaintiffs. These claims against Netexit will be subject to the claims process of the Netexit bankruptcy proceeding. We intend to vigorously defend against the allegations made in these claims. We cannot currently predict the impact or resolution of these claims or reasonably estimate a range of possible loss.

Netexit is also subject to an investigation by the New York City Comptroller’s Office over the same prevailing wage allegations set forth in the Adames and Belnavis lawsuits. The Comptroller’s Office filed a claim in the Netexit bankruptcy and in July 2005, Netexit signed an agreement with the Comptroller’s Office to settle this claim for approximately $1.5 million, which will be subject to Bankruptcy Court approval. In the event that the Bankruptcy Court does not approve the settlement, we intend to vigorously defend against the allegations made in these claims and the investigation.

On March 17, 2004, certain minority shareholders of Expanets filed a lawsuit against Avaya Inc., Expanets, NorthWestern Growth Corporation, and Merle Lewis, Dick Hylland and Dan Newell entitled Cohen et al. v Avaya Inc., et al. in U.S. District Court in Sioux Falls, South Dakota contending that (i) the defendants fraudulently induced the shareholders to sell their businesses to Expanets during 1998 and 1999 in exchange for Expanets stock which would have value only if Expanets went public, when in fact no IPO was intended, and (ii) the defendants and NorthWestern (a) hid the true financial condition of NorthWestern, NorthWestern Growth and Expanets, (b) permitted internal controls to lapse, (c) failed to document loans by NorthWestern to Expanets, and (d) allowed the individual defendants to realize millions of dollars in bonus payments at the expense of Expanets and its minority shareholders. The lawsuit alleges federal and state securities laws violations and breaches for fiduciary duties. The plaintiffs filed an amended complaint that reflects one less plaintiff and a clarification on the damages that they seek. In addition, Avaya Inc. has sent NorthWestern a notice seeking indemnification and defense for this lawsuit under the terms of the asset purchase agreement. We have responded by accepting in part and rejecting in part the indemnification request. The case has now been stayed against Expanets due to its bankruptcy filing. The defendants, including NorthWestern Growth Corporation, have filed motions to dismiss, which are pending, and we have filed a formal objection to the claim the defendants filed in both the Netexit and NorthWestern bankruptcy cases. Claims by our former officers and directors for indemnification for these proceedings would be channeled in to the Directors and Officers Trust established pursuant to NorthWestern’s Plan. The plaintiff’s litigation claims against Netexit would be subordinated to NorthWestern’s debt and claims of general unsecured creditors in the Netexit bankruptcy, and therefore such claims would not be entitled to recovery. NorthWestern Growth Corporation intends to vigorously defend against this lawsuit. We cannot currently predict the impact or resolution of this litigation or reasonably estimate a range of possible loss, which could be material.

In April 2005, a group of former employees of the Montana Power Company filed a lawsuit in the state court of Montana against us and certain officers styled Ammondson, et al. v. NorthWestern Corporation, et al., Case No. DV-05-97. The former employees have alleged that by moving to terminate their supplemental retirement contracts in our bankruptcy proceeding without having listed them as claimants or given them notice of the disclosure statement and plan of reorganization in our bankruptcy case that we breached those contracts, and breached a covenant of good faith and fair dealing under Montana law and by virtue of filing a complaint in our Bankruptcy Case against those employees from seeking to prosecute their state court action against NorthWestern, we had engaged in malicious prosecution and should be subject to punitive damages. Our Bankruptcy Court on May 4, 2005 found that it did not have jurisdiction over these contracts, dismissed our action against these former employees, and transferred our motion to terminate the contracts to Montana state court where the former employees’ lawsuit is pending. We have appealed that order. We intend to vigorously defend against this lawsuit. We cannot currently predict the impact of this litigation or reasonably estimate a range of possible loss, which could be material.

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

Each year we submit a natural gas tracker filing for recovery of natural gas costs. The MPSC reviews such filings and makes a determination as to whether or not our natural gas procurement activities were prudent. If the MPSC finds that we have not exercised prudence, it can disallow such costs. On July 3, 2003, the MPSC issued orders disallowing the recovery of certain gas supply costs for the 2003 and 2004 tracker years. The MPSC also rejected a motion for reconsideration filed by us on July 14, 2003. We filed suit in Montana state court on July 28, 2003, seeking to overturn the MPSC’s decision to disallow recovery of these costs. A tracker year runs from July to June, and because of the MPSC orders, we were disallowed recovery of $6.2 million and $4.6 million for the 2003 and 2004 tracker years, respectively. The MPSC has approved a stipulation between us and the Montana Consumer Counsel regarding the recovery of natural gas costs for the 2003 and 2004 tracking years. With this stipulation as a foundation, we have settled with the MPSC and have been allowed recovery of previously disallowed gas costs of $4.6 million. As a result of the settlement, we recorded gas supply revenue of $4.6 million in the second quarter of 2005.

We are also subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

ITEM 6.                    EXHIBITS

(a)          Exhibits

Exhibit 10.1—Separation and Consulting Agreement between Gary Drook and NorthWestern Corporation dated June 1, 2005.

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

NORTHWESTERN CORPORATION
Date: August 2, 2005	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*10.1	Separation and Consulting Agreement between Gary Drook and NorthWestern Corporation dated June 1, 2005.
*31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith