Form 10-Q
period 2006-09-30
NORTHWESTERN CORP
filed 2006-11-02
CIK 73088

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-
accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes
☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, Par Value $.01

35,622,458 shares outstanding at October 27, 2006

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

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, Proxy Statements on Schedule 14A, press releases, analyst and investor conference calls, and other communications released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this

4

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

NORTHWESTERN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,685	$2,691
Restricted cash	15,792	25,238
Accounts receivable, net of allowance	89,212	160,856
Inventories	75,265	40,925
Regulatory assets	29,875	38,640
Prepaid energy supply	3,438	1,754
Other current assets	8,610	4,397
Assets held for sale	—	20,000
Deferred income taxes	24,640	10,520
Current assets of discontinued operations	—	8,472
Total current assets	248,517	313,493
Property, Plant, and Equipment, Net	1,482,210	1,409,205
Goodwill	435,076	435,076
Other:
Investments	1,182	1,297
Regulatory assets	190,833	204,466
Other	39,013	36,866
Total assets	$2,396,831	$2,400,403
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$7,809	$156,455
Accounts payable	55,576	99,419
Accrued expenses	167,683	157,587
Regulatory liabilities	14,227	10,003
Current liabilities of discontinued operations	—	1,195
Total current liabilities	245,295	424,659
Long-term Capital Leases	40,910	2,725
Long-term Debt	694,030	583,790
Noncurrent Regulatory Liabilities	179,205	170,744
Deferred Income Taxes	132,199	100,192
Other Noncurrent Liabilities	363,604	380,798
Total liabilities	1,655,243	1,662,908
Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 35,847,109 and 35,522,644, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	358	358
Treasury stock at cost	(9,681)	(5,573)
Paid-in capital	725,214	721,240
Unearned restricted stock	(2,137)	(383)
Retained earnings	13,823	16,889
Accumulated other comprehensive income	14,011	4,964
Total shareholders’ equity	741,588	737,495
Total liabilities and shareholders’ equity	$2,396,831	$2,400,403

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005
OPERATING REVENUES	$234,637	$239,123	$828,305	$823,603
COST OF SALES	110,914	117,823	448,312	439,388
GROSS MARGIN	123,723	121,300	379,993	384,215
OPERATING EXPENSES
Operating, general and administrative	52,412	59,311	182,384	172,778
Property and other taxes	18,968	18,395	57,146	54,022
Depreciation	18,853	18,424	56,433	55,988
Reorganization items	—	2,901	—	7,021
TOTAL OPERATING EXPENSES	90,233	99,031	295,963	289,809
OPERATING INCOME	33,490	22,269	84,030	94,406
Interest Expense	(13,777)	(14,924)	(42,835)	(47,024)
Loss on Debt Extinguishment	—	—	—	(548)
Other Income (Expense)	(397)	5,365	8,020	7,562
Income From Continuing Operations Before Income Taxes	19,316	12,710	49,215	54,396
Income Tax Expense	(7,918)	(3,411)	(19,656)	(20,330)
Income From Continuing Operations	11,398	9,299	29,559	34,066
Discontinued Operations, Net of Taxes	—	(463)	418	(10,243)
Net Income	$11,398	$8,836	$29,977	$23,823
Average Common Shares Outstanding	35,510	35,643	35,535	35,620
Basic Earnings per Average Common Share
Continuing operations	$0.32	$0.26	$0.83	$0.96
Discontinued operations	0.00	(0.01)	0.01	(0.29)
Basic	$0.32	$0.25	$0.84	$0.67
Diluted Earnings per Average Common Share
Continuing operations	$0.31	$0.25	$0.80	$0.95
Discontinued operations	0.00	(0.01)	0.01	(0.29)
Diluted	$0.31	$0.24	$0.81	$0.66
Dividends Declared per Average Common Share	$0.31	$0.25	$0.93	$0.69

The accompanying notes to consolidated financial statements are an integral part of these statements.

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net Income	$29,977	$23,823
Items not affecting cash:
Depreciation	56,433	55,988
Amortization of debt issue costs, discount and deferred hedge gain	1,772	1,725
Amortization of restricted stock	1,880	4,768
Gain on qualifying facility contract amendment	—	(4,888)
(Income) Loss from discontinued operations, net of taxes	(418)	10,243
Gain on sale of assets	(2,292)	(5,293)
Gain on hedging activities	(4,772)	—
Loss on debt extinguishment	—	548
Loss on reorganization items	—	2,600
Deferred income taxes	20,931	20,035
Proceeds from hedging activities	14,547	—
Changes in current assets and liabilities:
Restricted cash	(554)	(2,462)
Accounts receivable	70,777	47,222
Inventories	(34,340)	(10,878)
Prepaid energy supply costs	(1,684)	27,198
Other current assets	(874)	2,473
Accounts payable	(44,221)	(19,726)
Accrued expenses	20,347	40,971
Regulatory assets	12,732	(13,545)
Regulatory liabilities	1,235	(3,950)
Other noncurrent assets	9,510	(2,829)
Other noncurrent liabilities	(15,499)	(20,962)
Cash provided by continuing operating activities	135,487	153,061
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(75,399)	(53,593)
Proceeds from sale of assets	23,317	4,971
Proceeds from hedging activities	5,355	—
Purchases of investments	—	(118,800)
Proceeds from sale of investments	—	123,478
Cash used in continuing investing activities	(46,727)	(43,944)
FINANCING ACTIVITIES:
Deferred gas storage	(11,718)	2,154
Proceeds from exercise of warrants	340	91
Dividends on common stock	(33,043)	(24,593)
Repayment of long-term debt	(326,263)	(174,782)
Line of credit borrowings (repayments), net	(36,000)	75,000
Treasury stock activity	(4,108)	(2,585)
Issuance of long term debt	320,205	—
Financing costs	(6,874)	(2,143)
Equity registration fees	—	(140)
Cash used in continuing financing activities	(97,461)	(126,998)
DISCONTINUED OPERATIONS:
Operating cash flows of discontinued operations, net	(3,432)	(10,977)
Investing cash flows of discontinued operations, net	2,872	399
Financing cash flows of discontinued operations, net	—	—
(Increase) decrease in restricted cash held by discontinued operations	8,255	31,669
Increase (Decrease) in Cash and Cash Equivalents	(1,006)	3,210
Cash and Cash Equivalents, beginning of period	2,691	17,058
Cash and Cash Equivalents, end of period	$1,685	$20,268

The accompanying notes to consolidated financial statements are an integral part of these statements.

Supplemental Cash Flow Information
Cash paid (received) during the period for:
Income taxes	$112	$(341)
Interest	31,338	32,248
Supplemental Schedule of Noncash Investing and Financing Activities
Additions to property, plant and equipment and capital lease obligations	40,210	—

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

The transaction is conditioned upon a number of federal and state regulatory approvals or reviews, and satisfaction of other customary closing conditions. We have received approvals or clearances from the following:

•	Committee on Foreign Investments in the United States (CFIUS) in July 2006;

•	United States Federal Trade Commission and the United States Department of Justice under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 in October 2006;

•	Nebraska Public Service Commission (NPSC) in October 2006;

•	Federal Energy Regulatory Commission (FERC) in October 2006.

We must still obtain approvals of the Montana Public Service Commission (MPSC) and the South Dakota Public Utilities Commission (SDPUC). We have submitted filings to each of these Commissions and they are currently reviewing the transaction. Due to existing statutory language in South Dakota, our filing requests the SDPUC to determine if it has jurisdiction over the sale and, if so, for transaction approval. In July, the SDPUC filed a notice with FERC that it intended to intervene and file a protest in the federal proceedings. In October, we reached a settlement agreement with the SDPUC and they will not oppose the transaction at the federal level if the terms of the agreement are satisfied. The SDPUC expects to make a decision on whether or not it has jurisdiction to approve the sale in December 2006. We anticipate receiving the MPSC’s decision during the first half of 2007. In addition, we must obtain the Federal Communication Commission’s approval, which we expect to occur during the first quarter of 2007.

The transaction is expected to be completed in 2007. Upon closing, NorthWestern’s common stock will cease to be publicly traded.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes by prescribing a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for us as of January 1, 2007. We are currently evaluating the impact that FIN 48 will have on our financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the impact, if any, adopting SAB 108 will have on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, adopting SFAS 157 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires that we recognize the overfunded or underfunded status of our defined benefit and retiree medical plans (our Plans) as an asset or liability in our 2006 year-end balance sheet. Upon our emergence from bankruptcy in November 2004, we recognized a liability for the underfunded status of our Plans, therefore we do not expect the impact of adopting SFAS 158 to be significant. In addition, as we are able to recover these costs from customers, any change in our liability resulting from this standard will be reflected as a change in regulatory assets.

(2) Variable Interest Entities

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R. FIN 46R was issued to replace FIN 46 and clarify the accounting for interests in variable interest entities. FIN 46R requires the consolidation of entities which are determined to be variable interest entities (VIEs) when the reporting company determines that it will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both. Certain long-term purchase power and tolling contracts may be considered variable interests under FIN 46R. We have various long-term purchase power contracts with other utilities and certain qualifying facility plants. After evaluation of these contracts, we believe one qualifying facility contract may constitute a variable interest entity under the provisions of FIN 46R. We are currently engaged in adversary proceedings with this qualifying facility, and while we have made exhaustive efforts, we have been unable to obtain the information necessary to further analyze this contract under the requirements of FIN 46R. We will continue to make appropriate efforts to obtain the necessary information from this qualifying facility in order to determine if it is a VIE and if so, whether we are the primary beneficiary. We continue to account for this qualifying facility contract as an executory contract. Based on the current contract terms with this qualifying facility, our estimated gross contractual payments aggregate approximately $550.5 million through 2025, and are included in Contractual Obligations and Other Commitments of Management’s Discussion and Analysis.

We have an electric default supply capacity and energy sale agreement with the owners of a natural gas fired peaking plant that began operating during the third quarter of 2006. In accordance with the agreement, we provide the natural gas necessary to meet demand, and purchase all of the net electrical capacity and output. In our assessment of this contract, we determined that it fits the criteria of a capital lease as set forth in Emerging Issues Task Force 01-8, Determining Whether an Arrangement Contains a Lease. Accordingly, during the third quarter of 2006 we recorded an increase to property, plant and equipment and a capital lease obligation of approximately $40.2 million, which represents the present value of future cash payments for the base capacity and facility charges under the contract.

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

Our regulated utility operations have, however, previously recognized removal costs of transmission and distribution assets as a component of depreciation in accordance with regulatory treatment. Generally, the accrual of future non-ARO removal obligations is not required. However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities. Accordingly, the recorded amounts of estimated future removal costs are considered regulatory liabilities pursuant to Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulations. These amounts do not represent SFAS No. 143 legal retirement obligations. As of September 30, 2006 and December 31, 2005, we have recognized accrued removal costs of $151.1 million and $142.6 million, respectively. In addition, for our generation properties, we have accrued decommissioning costs since the generating units were first put into service in the amount of $13.2 million and $12.8 million as of September 30, 2006 and December 31, 2005, respectively.

In connection with the adoption of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), we have recorded a conditional asset retirement obligation of $3.5 million and $3.2 million, as of September 30, 2006 and December 31, 2005, respectively, which increases our property, plant and equipment and other noncurrent liabilities. This is primarily related to Department of Transportation requirements to cut, purge and cap retired natural gas pipeline segments. The initial recording of the obligation had no income statement impact due to the deferral of the adjustments through the establishment of a regulatory asset pursuant to SFAS No. 71. We measure the liability at fair value when incurred and capitalize a corresponding amount as part of the book value of the related assets. The increase in the capitalized cost is included in determining depreciation expense over the estimated useful life of these assets. Since the fair value of the ARO is determined using a present value approach, accretion of the liability due to the passage of time is recognized each period and recorded as a regulatory asset until the settlement of the liability. The change in our conditional ARO during the nine months ended September 30, 2006, is as follows (in thousands):

Liability at January 1, 2006	$3,233
Accretion expense	190
Liabilities incurred	—
Liabilities settled	—
Revisions to cash flows	42
Liability at September 30, 2006	$3,465

(4) Goodwill

There were no changes in our goodwill during the three and nine months ended September 30, 2006. Goodwill by segment as of September 30, 2006 and December 31, 2005 is as follows (in thousands):

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

Comprehensive income is calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$11,398	$8,836	$29,977	$23,823
Other comprehensive income, net of tax:
Reclassification of net (gains) losses on hedging instruments from OCI to net income	266	—	(3,619)	—
Unrealized gain (loss) on derivative instruments qualifying as hedges, net of tax	(150)	5,392	12,587	3,882
Foreign currency translation	—	93	79	65
Comprehensive income	$11,514	$14,321	$39,024	$27,770

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

During the first quarter of 2006, based on a review of our capital structure and cash flow, and approval by our Board of Directors, we decided not to refinance $60 million included in the interest rate swap that was being carried on our revolver. As the refinancing transaction and associated interest payments will not occur, the market value included in AOCI of $3.8 million was recognized in Other Income. This forward starting interest rate swap was settled during the second quarter of 2006, and we received an aggregate payment of approximately $3.9 million, which is reflected in investing activities on the statement of cash flows.

In association with the refinancing transactions completed during the second and third quarters of 2006, we settled $170.2 million and $150 million of forward starting interest rate swap agreements, and received aggregate settlement payments of approximately $6.3 million and $8.3 million, respectively. These amounts are being amortized as a reduction to interest expense over the term of the underlying debt, which is 17 years and 10 years, respectively. The cash proceeds related to these hedges are reflected in operating activities on the statement of cash flows. As of September 30, 2006 we have no further interest rate swaps outstanding.

Commodity Prices

During the second quarter of 2005, we implemented a risk management strategy of utilizing put options in conjunction with our forward fixed price sales to manage our commodity price risk exposure associated with our lease of a 30% share of the Colstrip Unit 4 generation facility. These transactions were designated as cash-flow hedges of forecasted electric sales of approximately 120,000 MWh in each of the third and fourth quarters of 2006 under the provisions of SFAS No. 133, with unrealized gains and losses being recorded in AOCI in our Consolidated Balance Sheets. Due to changes in forward prices for electricity during the fourth quarter of 2005, we utilized unit-contingent forward sales to lock in the remaining output during the third and fourth quarters of 2006, and as a result we undesignated the put options as a hedge of the cash flow variability. During the first quarter of 2006 the put options were sold and we recognized a $1.3 million reduction to cost of sales, reflecting the change in market value since the loss of hedge effectiveness. These cash proceeds are reflected in investing activities on the statement of cash flows. During the third quarter of 2006, we reclassified unrealized losses of approximately $0.4 million into earnings related to the change in market value prior to the loss of hedge effectiveness. The amount remaining in AOCI at September 30, 2006, a net unrealized loss of $0.5 million, will be reclassified into earnings during the fourth quarter of 2006.

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

Three months ended	Regulated		Unregulated
September 30, 2006	Electric	Gas	Electric	Gas	Other	Eliminations	Total
Operating revenues	$173,199	$34,833	$22,706	$11,725	$101	$(7,927)	$234,637
Cost of sales	86,758	16,677	5,658	9,388	78	(7,645)	110,914
Gross margin	86,441	18,156	17,048	2,337	23	(282)	123,723
Operating, general and administrative	30,257	12,305	10,830	758	(1,439)	(299)	52,412
Property and other taxes	13,439	4,765	738	21	5	—	18,968
Depreciation	14,501	3,644	443	100	165	—	18,853
Total operating expenses	58,197	20,714	12,011	879	(1,269)	(299)	90,233
Operating income (loss)	28,244	(2,558)	5,037	1,458	1,292	17	33,490
Total assets	$1,545,714	$727,499	$52,495	$46,828	$24,295	$—	$2,396,831
Capital expenditures	$18,814	$9,562	$1,596	$92	$—	$—	$30,064

Three months ended	Regulated		Unregulated
September 30, 2005	Electric	Gas	Electric	Gas	Other	Eliminations	Total
Operating revenues	$165,288	$33,302	$26,764	$30,172	$115	$(16,518)	$239,123
Cost of sales	82,297	15,960	8,878	26,860	52	(16,224)	117,823
Gross margin	82,991	17,342	17,886	3,312	63	(294)	121,300
Operating, general and administrative	32,467	14,557	9,762	1,058	1,761	(294)	59,311
Property and other taxes	13,189	4,155	1,033	17	1	—	18,395
Depreciation	14,259	3,567	260	101	237	—	18,424
Reorganization items	—	—	—	—	2,901	—	2,901
Total operating expenses	59,915	22,279	11,055	1,176	4,900	(294)	99,031
Operating income (loss)	23,076	(4,937)	6,831	2,136	(4,837)	—	22,269
Total assets	$1,478,197	$695,722	$44,457	$57,880	$46,718	$—	$2,322,974
Capital expenditures	$16,834	$4,367	$757	$18	$—	$—	$21,976

Nine Months ended	Regulated		Unregulated
September 30, 2006	Electric	Gas	Electric	Gas	Other	Eliminations	Total
Operating revenues	$492,307	$250,935	$61,216	$63,962	$267	$(40,382)	$828,305
Cost of sales	247,384	171,420	12,078	56,444	169	(39,183)	448,312
Gross margin	244,923	79,515	49,138	7,518	98	(1,199)	379,993
Operating, general and administrative	96,300	44,321	31,286	2,119	9,574	(1,216)	182,384
Property and other taxes	40,171	14,351	2,538	66	20	—	57,146
Depreciation	43,464	10,946	1,148	301	574	—	56,433
Total operating expenses	179,935	69,618	34,972	2,486	10,168	(1,216)	295,963
Operating income (loss)	64,988	9,897	14,166	5,032	(10,070)	17	84,030
Total assets	$1,545,714	$727,499	$52,495	$46,828	$24,295	$—	$2,396,831
Capital expenditures	$52,845	$18,197	$4,259	$98	$—	$—	$75,399

Nine months ended	Regulated		Unregulated
September 30, 2005	Electric	Gas	Electric	Gas	Other	Eliminations	Total
Operating revenues	$464,405	$237,367	$72,730	$113,357	$466	$(64,722)	$823,603
Cost of sales	223,100	152,866	21,934	104,827	293	(63,632)	439,388
Gross margin	241,305	84,501	50,796	8,530	173	(1,090)	384,215
Operating, general and administrative	94,982	44,720	28,929	2,256	2,981	(1,090)	172,778
Property and other taxes	38,043	13,240	2,662	72	5	—	54,022
Depreciation	42,906	11,206	782	303	791	—	55,988
Reorganization items	—	—	—	—	7,021	—	7,021
Total operating expenses	175,931	69,166	32,373	2,631	10,798	(1,090)	289,809
Operating income (loss)	65,374	15,335	18,423	5,899	(10,625)	—	94,406
Total assets	$1,478,197	$695,722	$44,457	$57,880	$46,718	$—	$2,322,974
Capital expenditures	$42,620	$9,129	$1,826	$18	$—	$—	$53,593

(8) Earnings Per Share

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

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Basic computation	35,534,894	35,620,389
Dilutive effect of
Restricted shares	101,100	57,271
Stock warrants	1,303,693	298,570
Diluted computation	36,939,687	35,976,230

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Basic computation	35,510,467	35,643,037
Dilutive effect of
Restricted shares	101,100	57,271
Stock warrants	1,417,404	531,851
Diluted computation	37,028,971	36,232,159

There were 4,603,071 warrants outstanding as of September 30, 2006, which are dilutive for the three and nine months ended September 30, 2006 and have been included in the earnings per share calculations. As of September 30, 2006 each warrant had an exercise price of $26.55 and could be exchanged for 1.07 shares of common stock. As of September 30, 2005, there were 4,617,076 warrants outstanding, which were dilutive for the three and nine months ended September 30, 2005 and included in the earnings per share calculation. Under the terms of the warrant agreement, the exercise price of the warrants is subject to adjustment from time to time, based on certain events. These events include additional share issuances and dividend payments. An adjustment is made in the case of a cash dividend if the amount of the cash dividend increases or decreases the exercise price by at least 1%, otherwise such amount is carried forward and taken into account with any subsequent cash dividend. Adjustments in the exercise price also require an adjustment in the number of shares covered by the warrants. A total of 12,849 warrants were exercised during the nine months ended September 30, 2006.

(9) Employee Benefit Plans

Net periodic benefit cost for our pension and other postretirement plans consists of the following for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost
Service cost	$2,262	$2,133	$185	$172
Interest cost	5,198	5,044	693	713
Expected return on plan assets	(5,364)	(5,087)	(207)	(140)
Amortization of prior service cost	60	—	—	—
Net Periodic Benefit Cost	$2,156	$2,090	$671	$745

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost
Service cost	$6,787	$6,399	$555	$516
Interest cost	15,593	15,132	2,081	2,139
Expected return on plan assets	(16,093)	(15,261)	(622)	(420)
Amortization of prior service cost	181	—	—	—
Net Periodic Benefit Cost	$6,468	$6,270	$2,014	$2,235

During the third quarter of 2006 we contributed approximately $18.0 million to our pension plans. We expect to contribute approximately $22.0 million to our pension plans during 2007.

(10) Share-Based Compensation

Employee Incentive Plans

In February 2005, the Board of Directors established an equity-based incentive plan with 700,000 shares, the NorthWestern Corporation 2005 Long-Term Incentive Plan (2005 LTIP), which provides for grants of stock options, share appreciation rights, restricted and unrestricted share awards, deferred share units and performance awards. The Human Resources Committee of our Board of Directors administers the 2005 LTIP.

In August 2006, the Board of Directors approved granting the remaining shares available under the 2005 LTIP. We expect to grant approximately 400,000 restricted shares in November with vesting schedules over the next five years, however these shares will vest immediately upon closing of the transaction with BBI.

We account for our service-based restricted stock awards using the fixed accounting method, whereby we amortize the value of the market price of the underlying stock on the date of grant to compensation expense over the service period. We reverse any expense associated with restricted stock that is canceled or forfeited during the performance or service period. Compensation expense recognized for restricted stock awards was $1.6 million and $1.9 million for the three and nine months ended September 30, 2006, respectively, as compared to $3.1 million and $4.8 million for the three and nine months ended September 30, 2005, respectively.

Summarized restricted stock activity, including the Special Recognition Grants issued upon emergence from bankruptcy, and annual broad based employee and Board of Director grants under the 2005 LTIP for the nine months ended September 30, 2006 is as follows:

Beginning unvested shares granted	35,164
Granted	105,812
Vested	39,425
Canceled	451
Remaining unvested shares granted	101,100

Weighted average fair value restricted stock granted	$34.53

(11) Regulatory Matters

On September 29, 2006 we submitted an informational filing to the MPSC outlining our cost of providing electric and natural gas delivery service in Montana. The informational filing is based on actual costs in 2005, adjusted for known and measurable cost changes that occurred in 2006 and is a result of a 2004 stipulation and settlement agreement between NorthWestern, the MPSC and the Montana Consumer Counsel. The filing demonstrates a revenue deficiency of approximately $29.1 million in electric rates and $12.3 million in natural gas rates: however, we did not seek a rate adjustment, as we would like the MPSC to give priority to its approval of the transaction with BBI.

On October 17, 2006, we filed an application with the FERC requesting an increase in transmission rates in Montana under the open access transmission tariff. While the request presents a net increase of $28.8 million in overall transmission costs, the rate adjustment pertains only to wholesale transmission and retail choice customers. Therefore, the portion of the requested cost increase pertaining to the remaining Montana retail customer loads, which represents approximately 70% of this increase, is subject to MPSC jurisdictional rates, and will not result in increased revenues. Since the last transmission rate adjustment, which was filed in March 1998, our cost of service has increased and the type of transmission service that we provide has changed as partial retail access has developed in Montana. The overall net effect of this filing for affected customers is expected to be an average increase of between 6 – 18%, depending on the type of customer.

(12) Commitments and Contingencies

Environmental Liabilities

We are subject to numerous state and federal environmental laws and regulations. Because these laws and regulations are continually developing and subject to amendment, reinterpretation and varying degrees of enforcement, we may be subject to, but cannot predict with certainty, the nature and amount of future environmental liabilities. The Clean Air Act Amendments of 1990 and subsequent amendments stipulate limitations on sulfur dioxide and nitrogen oxide emissions from coal-fired power plants. We comply with these existing emission requirements through purchase of sub-bituminous coal and we believe that we are in compliance with all presently applicable environmental protection requirements and regulations with respect to these plants. Recent legislation has been proposed, which may require further limitations on emissions of these pollutants along with limitations on carbon dioxide, particulate matter, and mercury emissions. The recent regulatory and legislative proposals are subject to normal administrative processes, however, and thus we cannot make any prediction as to whether the proposals will pass or on the impact of those actions.

In this regard, with respect to our leasehold interest in the Colstrip Unit 4 generation facility, on October 16, 2006, the Montana Board of Environmental Review gave final approval to the Montana rules placing limitations on mercury emissions from existing and new coal-fired electric generation facilities. These rules, which were published in the Montana Register on October 26, 2006 and became final as of October 27, 2006, will require material capital investment on the part of the Colstrip owners in order to bring the facility into compliance with the mercury limits set forth in the rules. We are continuing to work with the other Colstrip owners to determine the ultimate financial impact of these new rules.

The range of exposure for environmental remediation obligations at present is estimated to range between $19.5 million to $56.1 million. Our environmental reserve accrual is $34.3 million as of September 30, 2006. We anticipate that as environmental costs become fixed and determinable we will seek insurance coverage and/or authorization to recover these costs in rates, therefore we do not expect these costs to have a material adverse effect on our consolidated financial position, ongoing operations, or cash flows.

Manufactured Gas Plants

Approximately $27.4 million of our environmental reserve accrual is related to manufactured gas plants. Two formerly operated manufactured gas plants located in Aberdeen and Mitchell, South Dakota, have been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System (CERCLIS), list as contaminated with coal tar residue. At this time, we know that no material remediation is necessary at the Mitchell location and we are currently implementing a limited task list approved by the South Dakota Department of Environment and Natural Resources (SD DENR) in order to attain a No Further Action status for this location. We are currently investigating and characterizing the Aberdeen site pursuant to work plans approved by the SD DENR and some remedial activities commenced at the Aberdeen site in 2006. Our current reserve for remediation costs at the Aberdeen site is approximately $14.2 million, and we estimate that approximately $13.1 million of this amount will be incurred during the next five years.

We also own sites in North Platte, Kearney and Grand Island, Nebraska on which former manufactured gas facilities were located. In August 2002, the Nebraska Department of Environmental Quality (NDEQ) conducted site-screening investigations at the Kearney and Grand Island locations for alleged soil and groundwater contamination. During 2004, the NDEQ conducted Phase I Environmental Site Assessments of the Kearney and Grand Island locations. During 2005, the NDEQ conducted Phase II investigations of soil and groundwater at these two locations. On March 30, 2006 and May 17, 2006, the NDEQ released to us the Phase II Limited Subsurface Assessment performed by the NDEQ’s environmental consulting firm for Kearney and Grand Island, respectively, and we are evaluating the results of these reports. We plan to conduct additional site investigation and assessment work at these locations in 2007. At present, we cannot determine with a reasonable degree of certainty the timing of any remediation cleanup at our Nebraska locations.

In addition, we own or have responsibility for sites in Butte, Missoula and Helena, Montana on which former manufactured gas plants were located. An investigation conducted at the Missoula site did not require entry into the Montana Department of Environmental Quality (MDEQ) voluntary remediation program, but required preparation of a groundwater monitoring plan. The Butte and Helena sites, however, were placed into the MDEQ’s voluntary remediation program for cleanup due to the existence of exceedences of regulated pollutants in the groundwater. We conducted additional groundwater monitoring during 2005 at the Butte and Missoula sites and have analyzed the data and presented it to the MDEQ. At this time, we believe that natural attenuation should address the problems at these sites. However, additional groundwater monitoring will be necessary. Closure of the Butte and Missoula sites is expected shortly. Recent monitoring of groundwater at the Helena manufactured gas plant site suggests that groundwater remediation may be necessary to prevent certain contaminants from migrating offsite. We have evaluated the results of a pilot program meant to promote aerobic degradation of certain targeted contaminants. However, further data collection is necessary to complete the evaluation and assess other remediation technologies to determine the optimal remedial technology for this site. Monitoring of groundwater at this site will be necessary for an extended time. At this time, we cannot estimate with a reasonable degree of certainty the timing of additional remediation at the Helena site.

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

Legal Proceedings

Magten/Law Debenture/QUIPS Litigation

On April 16, 2004, Magten Asset Management Corporation (Magten) and Law Debenture Trust Company (Law Debenture) initiated an adversary proceeding, which we refer to as the QUIPS Litigation, against NorthWestern seeking among other things, to void the transfer of certain assets and liabilities of CFB to us. In essence, Magten and Law Debenture are asserting that the transfer of the transmission and distribution assets acquired from the Montana Power Company was a fraudulent conveyance because such transfer left CFB insolvent and unable to pay certain claims. The plaintiffs also assert that they are creditors of CFB as a result of Magten owning a portion of the Series A 8.5% Quarterly Income Preferred Securities for which Law Debenture serves as the Indenture Trustee. Plaintiffs seek, among other things, the avoidance of the transfer of assets, declaration that the assets were fraudulently transferred and are not property of our bankruptcy estate, the imposition of constructive trusts over the transferred assets and the return of such assets to CFB. On September 29, 2006, the Delaware District Court, which has jurisdiction over this lawsuit, denied NorthWestern’s Motion for a Protective Order to limit the scope of discovery sought by plaintiffs, and thus discovery has commenced. We intend to vigorously defend against the QUIPS litigation.

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

On October 19, 2004, the Bankruptcy Court entered a written order confirming our Plan of Reorganization. On October 25, 2004, Magten filed a notice of appeal of such order seeking, among other things, a reversal of the Confirmation Order. In connection with this appeal, Magten’s efforts to obtain a stay of the enforcement of the Confirmation Order to prevent our Plan from becoming effective were denied by the Bankruptcy Court on October 25, 2004 and by the United States District Court for the District of Delaware on October 29, 2004. With no stay imposed, our Plan became effective November 1, 2004. On October 26, 2004, Magten filed a notice of appeal of the Bankruptcy Court’s approval of the memorandum of understanding (MOU), which memorialized the settlement of the consolidated securities class actions and consolidated derivative litigation against NorthWestern and others. In March 2005, we moved to dismiss Magten’s appeal of the Confirmation Order on equitable mootness grounds. Magten’s appeals of the Confirmation Order and the order approving the MOU were consolidated before the Delaware District Court. On September 29, 2006, the District Court granted NorthWestern's motion to dismiss Magten’s appeal of the Confirmation Order and affirmed the Bankruptcy Court’s order approving the MOU.

On February 9, 2005, we negotiated the terms of a proposed settlement with Magten and Law Debenture which would release and terminate all claims, pending actions and appeals, including the QUIPS Litigation, in exchange for which Magten and Law Debenture would receive a distribution of new common stock and warrants from Class 8(b) in the same amounts as if they had voted to accept the Plan and a distribution of the reserve of new common stock which had been set aside for them in the Class 9 Disputed Claims Reserve pursuant to NorthWestern’s Plan, in the amount of approximately $17.4 million at “Plan Value.” Prior to seeking approval from the Bankruptcy Court, certain major shareholders and the Plan Committee objected to the settlement on both its economic terms and on the basis that the structure of the settlement violated the Plan. After reviewing the objections and undertaking our own analysis of the potential Plan violation, we informed Magten and Law Debenture as well as the Plan Committee and the objecting major shareholders that we would not proceed with the settlement. Magten and Law Debenture therefore filed a motion with the Bankruptcy Court seeking approval of the settlement, which motion was denied by the Bankruptcy Court. On March 10, 2005, Magten and Law Debenture appealed the Bankruptcy Court's order to the District Court. The District Court affirmed the Bankruptcy Court’s order on September 29, 2006.

On April 15, 2005, Magten and Law Debenture filed an adversary complaint in the Bankruptcy Court against NorthWestern Corporation, Gary Drook, Michael Hanson, Brian Bird, Thomas Knapp and Roger Schrum seeking to revoke the Confirmation Order on the grounds that it was procured by fraud as a result of the alleged failure to adequately fund the Class 9 Disputed Claims Reserve with enough shares of New Common Stock to satisfy a potential full recovery on all pending claims against NorthWestern’s bankruptcy estate which were outstanding at the time the Plan became Effective on November 1, 2004. The plaintiffs also alleged breach of fiduciary duty on the part of certain former and current officers in connection with the alleged under-funding of the Disputed Claims Reserve. NorthWestern filed a motion to dismiss or stay the litigation and on July 26, 2005, the Bankruptcy Court ordered a stay of the litigation pending resolution of the Confirmation Order appeal. NorthWestern intends to seek dismissal of this action and to the extent such action is not dismissed, NorthWestern intends to vigorously defend this action.

Twice during 2005, Magten, Law Debenture, the Plan Committee and NorthWestern unsuccessfully engaged in mediation to resolve the pending appeals and other pending litigation described above. At this time, we cannot predict the impact or resolution of any of these actions or reasonably estimate a range of possible loss, which could be material. We intend to vigorously defend against the adversary proceedings, lawsuits, appeals and any subsequently filed similar litigation. While we cannot currently predict the impact or resolution of this litigation, the plaintiffs’ claims with respect to the QUIPs Litigation will be treated as general unsecured, or Class 9, claims and will be satisfied out of the Class 9 Disputed Claims Reserve established under the Plan.

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

In June 2006, we and the McGreevey plaintiffs entered into an agreement to settle the claims brought by the McGreevey plaintiffs in all of the actions stated above through a covenant not to execute by McGreevey plaintiffs against us and by us quit claiming any interest we had in any claims we may or may not have under any applicable directors and officers liability insurance policy, against any insurers for contractual or extracontractual damages, and against certain defendants in the McGreevey lawsuits. This agreement was preliminarily approved by the Bankruptcy Court in September 2006 and is subject to final hearing on the reasonableness of the settlement in November 2006. Once the Bankruptcy Court provides final approval, the settlement is still subject to approval by the Federal District Court. In the event such agreement is approved, the claims against us in the McGreevey lawsuits will be dismissed.

City of Livonia

In November 2005, we and our directors were named as defendants in a shareholder class action and derivative action entitled City of Livonia Employee Retirement System v. Draper, et al., pending in the U.S. District Court for the District of South Dakota. The plaintiff claims, among other things, that the directors breached their fiduciary duties by not sufficiently negotiating with Montana Public Power Inc. and Black Hills Corporation, two entities that had made public, unsolicited offers to purchase NorthWestern. On April 26, 2006, Livonia amended its complaint to add allegations that our directors had erred in choosing the BBI offer because it was not the most attractive offer they had received for the company. The parties have entered into a settlement agreement which provides that NorthWestern will redeem the existing shareholder rights plan either following shareholder approval of the Merger Agreement with BBI or upon termination of the Merger Agreement with BBI – whichever occurs first. The Board may adopt a new shareholder rights plan if the shareholders approve adoption of such a plan in advance or, in the event that circumstances require timely implementation of such a plan, the Board seeks and receives approval from shareholders within 12 months after adoption. After limited confirmatory discovery, the settlement agreement has been filed and awaiting the federal court’s preliminary and final approval. Once the federal court provides preliminary approval, notice will be sent to all class members informing them of the terms of the settlement, their right to object and notice of the final hearing to approve the settlement. The plaintiffs’ lawyers will also have the right to seek an award of attorneys’ fees from the federal court. Once approved, the lawsuit filed by the City of Livonia Employees’ Retirement System would be dismissed. The settlement does not confer a financial award to either party and NorthWestern will contest any request for reimbursement of legal fees or other expenses related to this case.

Other Litigation

In April 2005, a group of former employees of the Montana Power Company filed a lawsuit in the state court of Montana against us and certain officers styled Ammondson, et al. v. NorthWestern Corporation, et al., Case No. DV-05-97. The former employees have alleged that by moving to terminate their supplemental retirement contracts in our bankruptcy proceeding without having listed them as claimants or giving them notice of the disclosure statement and Plan, that we breached those contracts, and breached a covenant of good faith and fair dealing under Montana law and by virtue of filing a complaint in our Bankruptcy Case against those employees from seeking to prosecute their state court action against NorthWestern, we had engaged in malicious prosecution and should be subject to punitive damages. On May 4, 2005, the Bankruptcy Court found that it did not have jurisdiction over these contracts, dismissed our action against these former employees, and transferred our motion to terminate the contracts to Montana state court where the former employees’ lawsuit is pending. We unsuccessfully engaged in mediation of this dispute in November 2005 and September 2006. We recorded a loss of $2.6 million in the third quarter of 2005 to reestablish a liability for the present value of amounts due to these former employees under their supplemental retirement contracts and we have reestablished monthly payments to these former employees under the terms of their contracts. The former employees have also amended their complaint to add claims against our bankruptcy lawyers. We are engaged in discovery and anticipate a trial sometime in the first half of 2007. We intend to vigorously defend against this lawsuit; however we cannot currently predict the ultimate impact of this litigation.

In December 2003, the SEC notified NorthWestern that it had issued a formal order of private investigation and subsequently subpoenaed documents from NorthWestern, NorthWestern Communications Solutions, Expanets and Blue Dot. Since December 2003, we have periodically received and continue to receive subpoenas and informal requests from the SEC requesting documents and testimony from former and current employees as well as third parties regarding these matters. In January 2006, the SEC issued Wells Notices to several former officers, a current officer and a current employee, associated with NorthWestern and NorthWestern Communications Solutions. In July 2006, additional Wells Notices were issued to former officers and directors of NorthWestern and Expanets. A Wells Notice is an indication that the SEC staff has made a preliminary decision to recommend enforcement action that provides recipients with an opportunity to respond to the SEC staff before a formal recommendation is finalized. There have been no findings or adjudication of the underlying allegations in the Wells Notices, and the SEC’s investigation is ongoing and it could issue additional Wells Notices. In addition, certain of our former directors and several former and current employees of NorthWestern and our subsidiary affiliates have been interviewed by representatives of the FBI and IRS concerning certain of the allegations made in the now resolved class action securities and derivative litigation as well as other matters. We have not been advised that NorthWestern is the subject of any FBI or IRS investigation. We are not aware of any other governmental inquiry or investigation related to these matters. We are fully cooperating with the SEC’s investigation and intend to cooperate with the FBI and IRS if we are requested to do so in connection with any investigation. We cannot predict whether or not any other governmental inquiry or investigation will be commenced. We cannot predict when the SEC investigation will be completed or its outcome but we continue to work toward a resolution of the investigation. If the SEC determines that we have violated federal securities laws and institutes civil enforcement proceedings against us, as a result of a ruling by the Bankruptcy Court, the SEC may not be able to pursue civil sanctions, including, but not limited to, monetary penalties against NorthWestern. The SEC did not appeal such order within the allowed appeal period. The SEC could, however, pursue other remedies and penalties against NorthWestern.

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

(13) Refinancing Transaction

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

During the third quarter of 2006 we issued $150 million of Montana First Mortgage Bonds at a fixed interest rate of 6.04% and used the proceeds to redeem our 7.30%, $150 million Montana first mortgage bonds due December 1, 2006. Consistent with our historical regulatory treatment, the remaining deferred financing costs and prepayment penalty of $0.8 million were recorded as a regulatory asset and will be amortized over the remaining life of the debt. The new first mortgage bonds will mature September 1, 2016, and are secured by our Montana electric and natural gas assets. This transaction will reduce our annual interest expense by approximately $1.9 million.

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

The transaction is conditioned upon a number of federal and state regulatory approvals or reviews, and satisfaction of other customary closing conditions. We have received approvals or clearances from the following:

•	Committee on Foreign Investments in the United States (CFIUS) in July 2006;

•	United States Federal Trade Commission and the United States Department of Justice under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 in October 2006;

•	Nebraska Public Service Commission (NPSC) in October 2006;

•	Federal Energy Regulatory Commission (FERC) in October 2006.

We must still obtain approvals of the Montana Public Service Commission (MPSC) and the South Dakota Public Utilities Commission (SDPUC). We have submitted filings to each of these Commissions and they are currently reviewing the transaction. Due to existing statutory language in South Dakota, our filing requests the SDPUC to determine if it has jurisdiction over the sale and, if so, for transaction approval. In July, the SDPUC filed a notice with FERC that it intended to intervene and file a protest in the federal proceedings. In October, we reached a settlement agreement with the SDPUC and they will not oppose the transaction at the federal level if the terms of the agreement are satisfied. The SDPUC expects to make a decision on whether or not it has jurisdiction to approve the sale in December 2006. We anticipate receiving the MPSC’s decision during the first half of 2007. In addition, we must obtain the Federal Communication Commission’s approval, which we expect to occur during the first quarter of 2007.

The transaction is expected to be completed in 2007. Upon closing, NorthWestern’s common stock will cease to be publicly traded. Although we believe that the expectation as to timing for the closing of the merger is reasonable, no assurances can be given as to the timing of the receipt of any required regulatory approvals or that all regulatory approvals will be received.

We have incurred and expect to continue to incur advisor and professional fees associated with the transaction. Our operating results for the three and nine months ended September 30, 2006 were significantly affected by these transaction costs. This includes a $4.3 million initial payment to our strategic advisor for services related to the transaction with BBI, and an additional $4.3 million payment after our shareholders approved the proposed transaction. Under the terms of the agreement with our strategic advisor we will be required to pay an additional $8.6 million upon consummation of the proposed transaction.

In addition, in August 2006, the Board of Directors approved granting the remaining shares available under our 2005 Long-Term Incentive Plan. We expect to grant approximately 400,000 shares in November 2006 with vesting terms over the next five years, however all unvested shares will vest immediately upon closing of the transaction with BBI. If the transaction is completed in 2007 as anticipated, our 2007 stock-based compensation expense will be approximately $16 million.

Other Highlights

Other operational and financial highlights for the three months ended September 30, 2006 include:

•

Achieving an investment grade credit rating on a senior secured debt basis from Moody’s Investor Service, giving us an investment grade credit rating on a senior secured basis by all three ratings agencies;

•	Completing the refinancing of our Montana First Mortgage Bonds in September 2006, further reducing our annual interest expense by approximately $1.9 million; and

•

Receiving proceeds from a settlement agreement with an insurance provider totaling $9.3 million during the third quarter of 2006, which is reflected as a reduction to operating, general and administrative expenses.

OVERALL CONSOLIDATED RESULTS

The following is a summary of our results of operations for the three month and nine month periods ended September 30, 2006 and 2005. Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments. This discussion is followed by a more detailed discussion of operating results by segment.

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

	Three Months Ended September 30,
	2006	2005	Change	% Change
	(in millions)
Operating Revenues
Regulated Electric	$173.2	$165.3	$7.9	4.8%
Regulated Natural Gas	34.9	33.3	1.6	4.8
Unregulated Electric	22.7	23.5	(0.8)	(3.4)
Unregulated Natural Gas	11.7	30.2	(18.5)	(61.3)
Other	—	—	—	—
Eliminations	(7.9)	(13.2)	5.3	40.2
	$234.6	$239.1	$(4.5)	(1.9)%

	Three Months Ended September 30,
	2006	2005	Change	% Change
	(in millions)
Cost of Sales
Regulated Electric	$86.8	$82.3	$4.5	5.5	%
Regulated Natural Gas	16.7	16.0	0.7	4.4
Unregulated Electric	5.7	5.6	0.1	1.8
Unregulated Natural Gas	9.4	26.9	(17.5)	(65.1)
Other	—	—	—	—
Eliminations	(7.7)	(13.0)	5.3	40.8
	$110.9	$117.8	$(6.9)	(5.9)%

	Three Months Ended September 30,
	2006	2005	Change	% Change
	(in millions)
Gross Margin
Regulated Electric	$86.4	$83.0	$3.4	4.1%
Regulated Natural Gas	18.2	17.3	0.9	5.2
Unregulated Electric	17.0	17.9	(0.9)	(5.0)
Unregulated Natural Gas	2.3	3.3	(1.0)	(30.3)
Other	—	—	—	—%
Eliminations	(0.2)	(0.2)	—	—
	$123.7	$121.3	$2.4	2.0%

Consolidated gross margin for the three months ended September 30, 2006 was $123.7 million, an increase of $2.4 million, or 2.0%, over gross margin of $121.3 million in 2005. Margin in our regulated electric segment increased $3.4 million primarily due to higher transmission revenue and increased retail volumes. The $0.9 million increase in regulated natural gas margin is primarily due to higher transportation, distribution, and storage revenue. Unregulated electric margin decreased $0.9 million primarily due to lower volumes resulting from unplanned outages. Unregulated natural gas gross margin decreased $1.0 million due to a combination of factors, including the amendment of a gas supply and management services contract, lower volumes and a $0.3 million refund of transportation charges during the three months ended September 30, 2005.

Margin as a percentage of revenues increased to 52.7% for 2006, from 50.7% for 2005. Gross margin as a percentage of revenue is primarily impacted by the fluctuations that occur in regulated electric and natural gas supply costs, which are typically collected in rates from customers. While these fluctuations impact gross margin as a percentage of revenue, they only impact gross margin amounts if they cannot be passed through to customers.

	Three Months Ended September 30,
	2006	2005	Change	% Change
	(in millions)
Operating Expenses
Operating, general and administrative	$52.4	$59.3	$(6.9)	(11.6)%
Property and other taxes	19.0	18.4	0.6	3.3
Depreciation	18.8	18.4	0.4	2.2
Reorganization items	—	2.9	(2.9)	(100.0)
	$90.2	$99.0	$(8.8)	(8.9)%

Consolidated operating, general and administrative expenses were $52.4 million for the three months ended September 30, 2006 as compared to $59.3 million in 2005. This decrease was primarily due to an insurance settlement of $9.3 million received during the third quarter of 2006. The settlement related to an insurance coverage dispute over a settlement that occurred in 2002. Partly offsetting this decrease was approximately $5.8 million in transaction related costs pursuant to the proposed BBI acquisition. While an acquiring entity typically capitalizes its acquisition related costs, the transaction costs incurred by an acquiree are expensed as incurred. These costs during the third quarter of 2006 included payment of a $4.3 million transaction fee to our strategic advisor after our shareholders approved the proposed transaction. Under the terms of our agreement with our strategic advisor we will be required to pay an additional $8.6 million upon consummation of the proposed transaction. Since this additional payment is contingent on consummation of the transaction, it will be expensed in the period the transaction occurs. Other items impacting operating, general and administrative expense were increased pension expense of $2.3 million, offset by a $2.4 million decrease in stock-based compensation and short-term incentive expense, as well as a $2.6 million reduction in legal and professional fees.

The increase to pension expense is based on new funding projections over the next five years. In Montana, we have a regulatory order that authorizes us to recognize pension costs based on an average of the funding to be made over a five-year period for the calendar years 2005 through 2009. Based on our new funding projections, our 2006 annual pension expense will be higher than 2005 pension expense by approximately $3.1 million.

Property and other taxes were $19.0 million for the three months ended September 30, 2006 as compared to $18.4 million in 2005. This increase was primarily due to a higher valuation assessment in our Montana service territory. Property tax expense has been estimated based on the latest valuation assessment and our estimate of mill levy increases. We expect to receive our 2006 Montana property tax statements in November and we will adjust our estimated expense to actual during the fourth quarter of 2006. We have seen significant increases in our Montana property taxes since 2003 due primarily to increasing valuation assessments of our property by the Montana Department of Revenue. We have paid a portion of our 2005 property taxes under protest and are currently appealing our 2005 valuation before the State Tax Appeal Board in Montana. We recognized our 2005 property tax expense based on the total amount paid (including the payment under protest), so if we are successful with our appeal, we will recognize a reduction of property tax expense in the period the appeal is resolved.

Under Montana law, utilities are allowed to reflect changes in state and local taxes and fees, and to track these changes such that the actual level of taxes and fees are recovered. This should mitigate our exposure to the increases in property taxes discussed above; however, the MPSC has only authorized recovery of approximately 60% of the increase in our local taxes for both 2005 and 2006, as compared to the amount of these taxes included in our last general rate case in 1999. We have filed a Petition for Judicial Review in Montana District Court seeking to recover 100% of the increase in these taxes, however we cannot currently predict an outcome.

Depreciation expense was $18.8 million for the three months ended September 30, 2006 as compared to $18.4 million in 2005.

Reorganization items in 2005 of $2.9 million consisted of bankruptcy related professional fees and expenses. While we continued to incur professional fees during 2006 associated with various legal proceedings that must be resolved before our bankruptcy case can be closed, these costs are included in operating, general and administrative expenses. The reorganization expenses for the three months ended September 30, 2005 included a $2.6 million loss associated with the reestablishment of a liability that was removed from our balance sheet upon emergence from bankruptcy for contracts of former Montana Power Company employees.

Consolidated operating income for the three months ended September 30, 2006 was $33.5 million, as compared to $22.3 million in 2005. This $11.2 million increase was primarily due to changes in operating expenses discussed above and increased gross margin of $2.4 million.

Consolidated interest expense for the three months ended September 30, 2006 was $13.8 million, a decrease of $1.1 million, or 7.4%, from 2005. This decrease was primarily attributable to a $94 million decrease in debt in 2005. We anticipate additional reductions in interest expense during the remainder of 2006 due to our debt reduction efforts and lower rates as a result of refinancing transactions. See “Liquidity and Capital Resources” for additional information regarding our refinancing activities.

Consolidated other expense for the three months ended September 30, 2006 was $0.4 million, as compared to other income of $5.4 million in 2005. This decrease was primarily due to a $4.7 million gain from the sale of sulfur dioxide (SO2) emission allowances in 2005.

Consolidated provision for income taxes for the three months ended September 30, 2006 was $7.9 million as compared to $3.4 million in 2005. While we reflect an income tax provision in our financial statements, we expect our cash payments for income taxes will be minimal through at least 2010, based on our anticipated use of net operating losses.

Consolidated net income for the three months ended September 30, 2006 was $11.4 million, an increase of $2.6 million, or 29.5%, over $8.8 million in 2005. This improvement was primarily due to an $8.8 million decline in operating expenses due largely to the receipt of a $9.3 million insurance settlement, a $2.4 million improvement in gross margin, and a $1.2 million decrease in interest expense. These improvements were offset by a $5.8 million decline in other income due primarily to a $4.7 million gain on the sale of SO2 emission allowances in the third quarter of 2005 and an increase in tax expense of $4.5 million due to increase in pre-tax income for the quarter ended Sept. 30, 2006.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

	Nine Months Ended September 30,
	2006	2005	Change	% Change
	(in millions)
Operating Revenues
Regulated Electric	$492.3	$464.4	$27.9	6.0	%
Regulated Natural Gas	250.9	237.4	13.5	5.7
Unregulated Electric	61.2	64.2	(3.0)	(4.7)
Unregulated Natural Gas	63.9	113.3	(49.4)	(43.6)
Other	0.3	0.5	(0.2)	(40.0)
Eliminations	(40.3)	(56.2)	15.9	28.3
	$828.3	$823.6	$4.7	0.6	%

	Nine Months Ended September 30,
	2006	2005	Change	% Change
	(in millions)
Cost of Sales
Regulated Electric	$247.4	$223.1	$24.3	10.9%
Regulated Natural Gas	171.4	152.9	18.5	12.1
Unregulated Electric	12.1	13.4	(1.3)	(9.7)
Unregulated Natural Gas	56.4	104.8	(48.4)	(46.2)
Other	0.2	0.3	(0.1)	(33.3)
Eliminations	(39.2)	(55.1)	15.9	28.9
	$448.3	$439.4	$8.9	2.0%

	Nine Months Ended September 30,
	2006	2005	Change	% Change
	(in millions)
Gross Margin
Regulated Electric	$244.9	$241.3	$3.6	1.5%
Regulated Natural Gas	79.5	84.5	(5.0)	(5.9)
Unregulated Electric	49.1	50.8	(1.7)	(3.3)
Unregulated Natural Gas	7.5	8.5	(1.0)	(11.8)
Other	0.1	0.2	(0.1)	(50.0)
Eliminations	(1.1)	(1.1)	—	—
	$380.0	$384.2	$(4.2)	(1.1)%

Consolidated gross margin for the nine months ended September 30, 2006 was $380.0 million, a decrease of $4.2 million, or 1.1%, from gross margin of $384.2 million in 2005. The decrease in regulated natural gas margin is primarily due to the inclusion of a $4.6 million recovery of supply costs during the second quarter of 2005 that was previously disallowed by the MPSC. The regulated electric gross margin increase in 2006 was primarily due to increased transmission revenues and retail volumes offset by the following items. During March 2006, we signed a stipulation with the Montana Consumer Counsel (MCC) to settle various issues raised relative to our 2005 and 2006 electric tracker filings. As a result of this stipulation we are responsible for replacement costs related to certain forward sales contracts for periods after July 1, 2005. These forward sales extend through 2007. We recognized a loss in cost of sales of $1.4 million during the first quarter of 2006 related to the removal of replacement costs from our electric tracker for these sales contracts between July 1, 2005 and March 31, 2006. Additionally, regulated electric cost of sales includes a $2.9 million loss based on the market value of the remaining forward sales through 2007. Regulated electric results for the nine months ended September 30, 2005 also included a $4.9 million gain related to a QF contract amendment.

Margin as a percentage of revenues decreased to 45.9% for the nine months ended September 30, 2006, as compared to 46.7% for 2005. Gross margin as a percentage of revenue is primarily impacted by the fluctuations that occur in regulated electric and natural gas supply costs, which are typically collected in rates from customers. While these fluctuations impact gross margin as a percentage of revenue, they only impact gross margin amounts if they cannot be passed through to customers.

	Nine Months Ended September 30,
	2006	2005	Change	% Change
	(in millions)
Operating Expenses
Operating, general and administrative	$182.4	$172.8	$9.6	5.6%
Property and other taxes	57.2	54.0	3.2	5.9
Depreciation	56.4	56.0	0.4	0.7
Reorganization items	—	7.0	(7.0)	(100.0)
	$296.0	$289.8	$6.2	2.1%

Consolidated operating, general and administrative expenses were $182.4 million for the nine months ended September 30, 2006 as compared to $172.8 million in 2005. The $9.6 million increase was primarily due to $13.3 million in transaction related costs pursuant to the proposed BBI acquisition and $2.6 million in higher legal and professional fees associated with assessing our strategic alternatives and addressing outstanding litigation. In addition, we incurred approximately $2.5 million in increased operating costs primarily due to increased line clearance, maintenance and fuel costs. Our pension expense increased $2.3 million and we increased our bad debt expense by $1.6 million due to increases in past due customer balances. The receipt of $9.3 million from an insurance settlement and a $4.3 million reduction in stock-based compensation and short-term incentive expense partially offset these increases.

Property and other taxes were $57.2 million for the nine months ended September 30, 2006 as compared to $54.0 million in 2005. This increase was primarily due to a higher valuation assessment in our Montana service territory, as discussed in more detail in the quarterly results above.

Depreciation expense was $56.4 million for the nine months ended September 30, 2006 as compared to $56.0 million in 2005.

Reorganization items in 2005 of $7.0 million consisted of bankruptcy related professional fees and expenses. While we continue to incur professional fees during 2006 associated with various legal proceedings that must be resolved before our bankruptcy case can be closed, these costs are included in operating, general and administrative expenses. As discussed above, the expenses for the nine months ended September 30, 2005 includes a $2.6 million loss for the reestablishment of a liability that was removed from our balance sheet upon emergence from bankruptcy.

Consolidated operating income for the nine months ended September 30, 2006 was $84.0 million, as compared to $94.4 million in 2005. This $10.4 million decrease was primarily due to lower margins and increased expenses discussed above.

Consolidated interest expense for the nine months ended September 30, 2006 was $42.8 million, a decrease of $4.2 million, or 8.9%, from 2005. This decrease was primarily attributable to a $94 million decrease in debt in 2005. We anticipate additional reductions in interest expense during the remainder of 2006 due to our debt reduction efforts and lower rates as a result of refinancing transactions. See “Liquidity and Capital Resources” for additional information regarding our refinancing activities.

Consolidated loss on extinguishment of debt of $0.5 million for the nine months ended September 30, 2005 resulted from an early principal payment of $25.0 million on our senior secured term loan B on April 22, 2005.

Consolidated other income for the nine months ended September 30, 2006 was $8.0 million, an increase of $0.4 million from 2005. This increase was primarily due to a $3.9 million gain related to an interest rate swap and a $2.3 million gain on the sale of a partnership interest in oil and gas properties in May 2006. We have no further significant interests in oil and gas properties. Partially offsetting this increase was a $4.7 million gain from the sale of excess SO2 emission allowances in 2005.

Consolidated income tax provision for the nine months ended September 30, 2006 was $19.7 million as compared to $20.3 million in 2005. Our effective tax rate for 2006 was 39.2% as compared to 37.3% for 2005. Portions of our acquisition related fees are non-deductible for taxes, which will increase our effective tax rate in 2006. While we reflect an income tax provision in our financial statements, we expect our cash payments for income taxes will be minimal through at least 2010, based on our anticipated use of net operating losses.

Income from discontinued operations for the nine months ended September 30, 2006 was $0.4 million compared to a loss of $10.2 million for the same period in 2005. The income in 2006 related to the final liquidation of Netexit, while the 2005 loss primarily related to a settlement reached with securities class action claimants in Netexit’s bankruptcy proceedings.

Consolidated net income for the nine months ended September 30, 2006 was $30.0 million compared to $23.8 million for the same period in 2005. This improvement was primarily related to the change in discontinued operations, higher other income and a decrease in interest expense and income taxes. Increased operating expenses and decreased margins partially offset this improvement.

REGULATED ELECTRIC SEGMENT

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

	Results
	2006	2005	Change	% Change
	(in millions)
Electric supply revenue	$83.0	$76.1	$6.9	9.1%
Transmission & distribution revenue	75.0	74.3	0.7	0.9
Rate schedule revenue	158.0	150.4	7.6	5.1
Transmission	10.8	10.3	0.5	4.9
Wholesale	2.4	2.8	(0.4)	(14.3)
Miscellaneous	2.0	1.8	0.2	11.1
Total Revenues	173.2	165.3	7.9	4.8%
Supply costs	82.8	75.6	7.2	9.5
Wholesale	0.9	0.8	0.1	12.5
Other cost of sales	3.1	5.9	(2.8)	(47.5)
Total Cost of Sales	86.8	82.3	4.5	5.5%
Gross Margin	$86.4	$83.0	$3.4	4.1%
% GM/Rev	49.9%	50.2%

	Volumes MWH
	2006	2005	Change	% Change
	(in thousands)
Retail Electric
Residential	675	634	41	6.5%
Commercial	1,068	1,022	46	4.5
Industrial	759	791	(32)	(4.0)
Other	91	85	6	7.1
Total Retail Electric	2,593	2,532	61	2.4%
Wholesale Electric	64	58	6	10.3%

Average Customer Counts	2006	2005	Change	% Change
Montana	321,748	315,443	6,305	2.0%
South Dakota	59,133	58,678	455	0.8%
Total	380,881	374,121	6,760	1.8%

	2006 as compared to:
Cooling Degree-Days	2005	Historic Average
Montana	45% warmer	49% warmer
South Dakota	4% warmer	35% warmer

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

Electric rate schedule revenue for the three months ended September 30, 2006 increased $7.6 million, or 5.1% over results in 2005, primarily due to $3.4 million, or 6.1%, higher average prices and a $3.3 million, or 2.4%, increase in volumes due to customer growth and warmer weather. This increase in volumes was also the primary cause of the transmission and distribution revenue increase.

Transmission Revenue

Transmission revenue consists of revenue earned for transmitting energy across our lines for customers who select other suppliers and for off-system, or open access, customers. Transmission revenues in Montana can fluctuate substantially from year to year based on market conditions in surrounding states. For example, if energy costs are substantially higher in California than in states to our east, suppliers may realize more profit by transmitting electricity across our lines into the California market than by buying electricity within California. We refer to these differences as price differentials. These price differentials caused the $0.5 million, or 4.9%, increase in transmission revenue.

Wholesale Revenue

Wholesale revenue is derived from our joint ownership in generation facilities. Excess power not used by our South Dakota customers is sold in the wholesale market. These revenues decreased $0.4 million, or 14.3%, primarily due to a $0.6 million, or 22.9%, decrease in average prices partially offset by $0.2 million, or 10.3% higher volumes sold in the secondary markets.

Gross Margin

Gross margin for the three months ended September 30, 2006 increased $3.4 million, or 4.1% as compared to the second quarter 2005 primarily due to higher transmission revenue and increased retail volumes.

Margin as a percentage of revenues decreased to 49.9% for 2006, from 50.2% for 2005 due to the items discussed above. Gross margin as a percentage of revenue is largely impacted by the fluctuations that occur in power supply costs, which are typically collected in rates from customers. While these fluctuations impact gross margin as a percentage of revenue, they only impact gross margin amounts if they cannot be passed through to customers.

Volumes

Regulated retail electric volumes for the three months ended September 30, 2006 totaled 2,592,823 MWHs, which increased 2.4% as compared with 2,532,070 MWHs in the same period in 2005 due to a combination of customer growth and warmer weather. Regulated wholesale electric volumes in the third quarter of 2006 were 64,194 MWHs, an increase from 57,579 MWHs in the same period in 2005 primarily due to higher generation plant availability with less down time for maintenance.

Nine Months Ended September 30, 2006 Compared to the nine Months Ended September 30, 2005

	Results
	2006	2005	Change	% Change
	(in millions)
Electric supply revenue	$231.4	$212.4	$19.0	8.9	%
Transmission & distribution revenue	213.3	210.9	2.4	1.1
Rate schedule revenue	444.7	423.3	21.4	5.1
Transmission	34.6	28.8	5.8	20.1
Wholesale	6.8	6.9	(0.1)	(1.4)
Miscellaneous	6.2	5.4	0.8	14.8
Total Revenues	492.3	464.4	27.9	6.0	%
Supply costs	234.0	205.8	28.2	13.7
Wholesale	2.4	2.2	0.2	9.1
Other cost of sales	11.0	15.1	(4.1)	(27.2)
Total Cost of Sales	247.4	223.1	24.3	10.9	%
Gross Margin	$244.9	$241.3	$3.6	1.5	%
% GM/Rev	49.7%	52.0%

	Volumes MWH
	2006	2005	Change	% Change
	(in thousands)
Retail Electric
Residential	1,964	1,911	53	2.8%
Commercial	2,935	2,858	77	2.7
Industrial	2,273	2,272	1	—
Other	167	150	17	11.3
Total Retail Electric	7,339	7,191	148	2.1%
Wholesale Electric	176	171	5	2.9%

Average Customer Counts	2006	2005	Change	% Change
Montana	319,845	313,648	6,197	2.0%
South Dakota	58,884	58,491	393	0.7%
Total	378,729	372,139	6,590	1.8%

	2006 as compared to:
Cooling Degree-Days	2005	Historic Average
Montana	55% warmer	48% warmer
South Dakota	7% warmer	35% warmer

Rate Schedule Revenue

Electric rate schedule revenue for the nine months ended September 30, 2006 increased $21.4 million, or 5.1% over results in 2005. Electric supply revenue, which consists of supply costs that are collected in rates from customers, increased $19.0 million due to $15.4 million, or 6.8%, higher average prices and a $3.6 million, or 2.1%, increase in volumes. This increase in volumes was also the primary cause of the transmission and distribution revenue increase.

Transmission Revenue

As discussed above, transmission revenues in Montana can fluctuate substantially from year to year based on market conditions in surrounding states. During the second quarter of 2006 the Pacific Northwest experienced strong hydro generation, which resulted in increased electric supply at significantly lower prices than states to our south. Since Pacific Northwest energy prices were substantially lower than in these states, suppliers realized more profit by transmitting electricity across our lines. These market conditions created significant price differentials and a $5.8 million, or 20.1%, increase in transmission revenue as compared to the nine months ended September 30, 2005.

Gross Margin

Gross margin for the nine months ended September 30, 2006 increased $3.6 million, or 1.5% as compared to the same period in 2005. The gross margin increase in 2006 was primarily due to higher transmission revenue and increased retail volumes offset by the items discussed below. During March 2006 we signed a stipulation with the Montana Consumer Counsel to settle various issues they raised relative to our 2005 and 2006 electric tracker filings. As a result of this stipulation we are responsible for replacement costs related to certain forward sales contracts for periods after July 1, 2005. These forward sales extend through 2007. We recognized a loss in cost of sales of $1.4 million during the first quarter of 2006 related to the removal of replacement costs from our electric tracker for these sales contracts between July 1, 2005 and March 31, 2006. Additionally, cost of sales includes a $2.9 million loss based on the market value of the remaining forward sales through 2007. Results for the nine months ended September 30, 2005 also included a $4.9 million gain related to a QF contract amendment.

Margin as a percentage of revenues decreased to 49.7% for 2006, from 52.0% for 2005 due to the items discussed above. Gross margin as a percentage of revenue is largely impacted by the fluctuations that occur in power supply costs, which are typically collected in rates from customers. While these fluctuations impact gross margin as a percentage of revenue, they only impact gross margin amounts if they cannot be passed through to customers.

Volumes

Regulated retail electric volumes for the nine months ended September 30, 2006 totaled 7,338,574 MWHs, which increased 2.1% as compared with 7,191,337 MWHs in the same period in 2005 due primarily to a 1.8% increase in customer growth and warmer weather. Regulated wholesale electric volumes for the nine months ended September 30, 2006 were 176,492 MWHs, an increase over 170,992 MWHs in the same period in 2005 due primarily to higher generation plant availability with less down time for maintenance.

REGULATED NATURAL GAS SEGMENT

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

	Results
	2006	2005	Change	% Change
	(in millions)
Gas supply revenue	$14.2	15.7	(1.5)	(9.6)%
Transportation, distribution & storage revenue	13.0	12.5	0.5	4.0
Rate schedule revenue	27.2	28.2	(1.0)	(3.5)
Transportation & storage	4.8	4.5	0.3	6.7
Wholesale revenue	2.1	—	2.1	100.0
Miscellaneous	0.8	0.6	0.2	33.3
Total Revenues	34.9	33.3	1.6	4.8%
Supply costs	14.2	15.7	(1.5)	(9.5)
Wholesale supply costs	2.1	—	2.1	100.0
Other cost of sales	0.4	0.3	0.1	33.3
Total Cost of Sales	16.7	16.0	0.7	4.4%
Gross Margin	$18.2	17.3	0.9	5.2%
% GM/Rev	52.1%	52.0%

	Volumes Mmbtu
	2006	2005	Change	% Change
	(in thousands)
Retail Gas
Residential	1,194	1,255	(61)	(4.9)%
Commercial	999	969	30	3.1
Industrial	4	12	(8)	(66.7)
Other	31	15	16	106.7
Total Retail Gas	2,228	2,251	(23)	(1.0)%

Average Customer Counts	2006	2005	Change	% Change
Montana	169,867	166,221	3,646	2.2%
South Dakota	81,622	81,119	503	0.6
Total	251,489	247,340	4,149	1.7%

2006 as compared to:
Heating Degree-Days	2005	Historic Average
Montana	20% warmer	17% warmer
South Dakota	8% warmer	63% warmer
Nebraska	250% colder	3% warmer

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

Gas rate schedule revenue for the three months ended September 30, 2006 decreased $1.0 million, or 3.5% over results in 2005. Gas supply revenues, which consist of supply costs that are collected in rates from customers, decreased $1.5 million due to an 8.6% decrease in average prices. Transmission, distribution and storage revenues increased $0.5 million, primarily due to higher storage returns, as we have more natural gas in storage than in 2005.

Transportation & Storage Revenue

Transportation revenue consists of revenue earned for transporting natural gas through our pipelines for customers who select other suppliers and for off-system, or open access, customers. Transportation and storage revenue increased $0.3 million for the three months ended September 30, 2006 as compared to 2005. Transportation and storage revenue can fluctuate significantly from year to year based on the anticipated spread and volatility between summer and winter gas prices. For example, producers may elect to store summer gas production for later delivery during the traditionally higher priced winter heating season. Likewise, choice customers may utilize storage to secure lower priced summer gas production for use during the winter season.

Wholesale Revenue

Wholesale revenue increased $2.2 million due to an increase in sales of excess purchased gas in the secondary markets. As the sales of excess purchased gas are also reflected in cost of sales, there is no gross margin impact.

Gross Margin

Gross margin for the three months ended September 30, 2006 increased $0.9 million, or 5.2% over the third quarter 2005, primarily due to the higher transportation, distribution, and storage revenue.

Margin as a percentage of revenue of 52.1% for 2006 remained flat over 2005. Gross margin as a percentage of revenue is largely impacted by the fluctuations that occur in gas supply costs, which are generally collected in rates from customers. While these fluctuations impact gross margin as a percentage of revenue, they only impact gross margin amounts if they cannot be passed through to customers.

Volumes

Regulated retail natural gas volumes were 2,227,857 MMbtu (million British Thermal Units) during the three months ended September 30, 2006, a slight decrease from 2,251,246 MMbtu for the same period in 2005.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

	Results
	2006	2005	Change	% Change
	(in millions)
Gas supply revenue	$161.3	$138.7	$22.6	16.3%
Transportation, distribution & storage revenue	63.9	65.9	(2.0)	(3.0)
Rate schedule revenue	225.2	204.6	20.6	10.1
Transportation & storage	13.8	13.1	0.7	5.3
Wholesale revenue	8.0	16.8	(8.8)	(52.4)
Miscellaneous	3.9	2.9	1.0	34.5
Total Revenues	250.9	237.4	13.5	5.7%
Supply costs	161.3	134.1	27.2	20.3
Wholesale supply costs	8.0	16.8	(8.8)	(52.4)
Other cost of sales	2.1	2.0	0.1	5.0
Total Cost of Sales	171.4	152.9	18.5	12.1%
Gross Margin	$79.5	$84.5	$(5.0)	(5.9)%
% GM/Rev	31.7%	35.6%

	Volumes Mmbtu
	2006	2005	Change	% Change
	(in thousands)
Retail Gas
Residential	11,163	12,344	(1,181)	(9.6)%
Commercial	7,237	7,465	(228)	(3.1)
Industrial	101	117	(16)	(13.7)
Other	116	95	21	22.1
Total Retail Gas	18,617	20,021	(1,404)	(7.0)%

Average Customer Counts	2006	2005	Change	% Change
Montana	170,468	166,697	3,771	2.3%
South Dakota	82,358	81,935	423	0.5
Total	252,826	248,632	4,194	1.7%

2006 as compared to:
Heating Degree-Days	2005	Historic Average
Montana	11% warmer	11% warmer
South Dakota	9% warmer	17% warmer
Nebraska	10% warmer	18% warmer

Rate Schedule Revenue

Gas rate schedule revenue for the nine months ended September 30, 2006 increased $20.6 million, or 10.1% over results in 2005. Gas supply revenues, which consist of supply costs that are collected in rates from customers, increased $22.6 million due to 25.1% higher average prices, partially offset by a $12.2 million, or 7.0% weather related decrease in volumes. The volume decrease also caused the $2.0 million decrease in transportation, distribution and storage revenue. In addition, 2005 revenues included the recovery of $4.6 million of supply costs previously disallowed by the MPSC.

Transportation & Storage Revenue

Transportation and storage revenue increased $0.7 million for the nine months ended September 30, 2006 as compared to the same period 2005.

Wholesale Revenue

Wholesale revenue decreased $8.8 million, or 52.4%, due to a decrease in sales of excess purchased gas in the secondary markets. As the sales of excess purchased gas are also reflected in cost of sales, there is no gross margin impact.

Gross Margin

Gross margin for the nine months ended September 30, 2006 decreased $5.0 million, or 5.9% over the same period in 2005 primarily due to warmer weather and the recovery of $4.6 million of supply costs reflected in the 2005 margin, which were previously disallowed by the MPSC.

Margin as a percentage of revenue decreased to 31.7% for 2006, from 35.6% for 2005. Gross margin as a percentage of revenue is largely impacted by the fluctuations that occur in gas supply costs, which are generally collected in rates from customers. While these fluctuations impact gross margin as a percentage of revenue, they only impact gross margin amounts if they cannot be passed through to customers.

Volumes

Regulated retail natural gas volumes were 18,616,509 MMbtu (million British Thermal Units) during the nine months ended September 30, 2006, a 7.0 % decline from 20,021,412 MMbtu for the same period in 2005. This decline was due primarily to warmer weather in all regulated markets.

UNREGULATED ELECTRIC SEGMENT

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

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

	Results
	2006	2005	Change	% Change
	(in millions)
Total Revenues	$22.7	$23.5	$(0.8)	(3.4)%
Total Cost of Sales	$5.7	$5.6	$0.1	1.8%
Gross Margin	$17.0	$17.9	$(0.9)	(5.0)%
% GM/Rev	74.9%	76.2%

	Volumes MWH
	2006	2005	Change	% Change
	(in thousands)
Wholesale Electric	414	437	(23)	(5.3)%

Revenue

Unregulated electric revenue decreased $0.8 million, or 3.4%, for the three months ended September 30, 2006 primarily due to $1.1 million, or 5.3% lower volumes partially offset by $0.3 million, or 55.2%, higher average prices. We had less energy available to sell due to unplanned plant outages in 2006 related to plant maintenance.

Gross Margin

Gross margin decreased $0.9 million, or 5.0%, primarily due to lower volumes.

.

Volumes

Unregulated electric volumes were 413,974 MWHs in the third quarter of 2006, compared with 436,931 MWHs in the same period in 2005. This decrease was primarily due to unplanned plant outages in 2006.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

	Results
	2006	2005	Change	% Change
	(in millions)
Total Revenues	$61.2	$64.2	$(3.0)	(4.7)%
Total Cost of Sales	$12.1	$13.4	$(1.3)	(9.7)%
Gross Margin	$49.1	$50.8	$(1.7)	(3.3)%
% GM/Rev	80.2%	79.1%

	Volumes MWH
	2006	2005	Change	% Change
	(in thousands)
Wholesale Electric	1,076	1,338	(262)	(19.6)%

Revenue

Unregulated electric revenue decreased $3.0 million, or 4.7%, for the nine months ended September 30, 2006 primarily due to $11.1 million, or 19.6% lower volumes partially offset by $8.1 million, or 16.8%, higher average prices. Strong hydro generation in the Pacific Northwest during the second quarter of 2006 provided increased supply in the wholesale electricity market, resulting in reduced demand for our Colstrip power. In addition, we had less energy available to sell due to decreased plant availability in 2006 due to planned and unplanned outages for plant maintenance.

Gross Margin

Gross margin decreased $1.7 million, or 3.3%, primarily due to lower volumes partially offset by higher average prices and a $1.3 million reduction to cost of sales related to the settlement of put options.

Volumes

Unregulated electric volumes were 1,076,292 MWHs for the nine months ended September 30, 2006, compared with 1,338,174 MWHs in the same period in 2005. The lower volumes in 2006 were due to reduced demand and less plant availability due to planned and unplanned outages as discussed above.

UNREGULATED NATURAL GAS SEGMENT

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Our unregulated natural gas segment reflects the operations of our subsidiary, NorthWestern Services Corporation, which markets gas supply services and, through its subsidiary, Nekota Resources, Inc., operates pipelines that provide gas delivery service to large volume customers. In addition, this segment also reflects the results of our unregulated Montana retail propane operations.

	Results
	2006	2005	Change	% Change
	(in millions)
Total Revenue	$11.7	$30.2	$(18.5)	(61.3)%
Supply costs	9.4	26.9	(17.5)	(65.1)%
Gross Margin	$2.3	$3.3	$(1.0)	(30.3)%
% GM/Rev	19.7%	10.9%

	Volumes MMbtu
	2006	2005	Change	% Change
	(in thousands)
Wholesale Gas	3,665	4,250	(585)	(13.8)%

Revenue

Unregulated natural gas revenue decreased $18.5 million, or 61.3%, due primarily to certain customers contracting directly with other providers for their commodity supply needs. We have continued to encourage certain customers to choose other commodity suppliers as we receive little to no margin on commodity costs.

Gross Margin

Gross margin decreased $1.0 million, or 30.3%, due to a combination of factors, including the amendment of a gas supply and management services contract, lower volumes and a $0.3 million refund of transportation charges during the three months ended September 30, 2005.

Volumes

Unregulated wholesale natural gas volumes delivered totaled 3,664,562 MMbtu in 2006, compared with 4,250,406 MMbtu in 2005. This decrease was due primarily to the transfer of certain customers to our regulated gas segment.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

	Results
	2006	2005	Change	% Change
	(in millions)
Total Revenue	$63.9	$113.3	$(49.4)	(43.6)%
Supply costs	56.4	104.8	(48.4)	(46.2)%
Gross Margin	$7.5	$8.5	$(1.0)	(11.8)%
% GM/Rev	11.7%	7.5%

	Volumes Mmbtu
	2006	2005	Change	% Change
	(in thousands)
Wholesale Gas	13,326	15,569	(2,243)	(14.4)%

Revenue

Unregulated natural gas revenue decreased $49.4 million, or 43.6%, due primarily to certain customers contracting directly with other providers for their commodity supply needs. We have continued to encourage certain customers to choose other commodity suppliers as we receive little to no margin on commodity costs.

Gross Margin

Gross margin decreased $1.0 million, or 11.8%, due to items discussed above.

Volumes

Unregulated wholesale natural gas volumes delivered totaled 13,362,064 MMbtu in 2006, compared with 15,569,366 MMbtu in 2005. This decrease was due primarily to unplanned outages at various ethanol facilities in South Dakota and the transfer of certain customers to our regulated gas segment.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had cash and cash equivalents of $1.7 million, and revolver availability of $136.2 million. During the nine months ended September 30, 2006, we used existing cash to repay $42.1 million of debt, including repayments of $36.0 million on our revolver. In addition to these repayments we paid dividends on common stock of $33.0 million, property tax payments of approximately $35.0 million, our semi-annual Colstrip Unit 4 operating lease payment of approximately $16.1 million, and contributed $18.0 million to our pension plans. We have also increased our natural gas in storage by approximately $23.5 million, rather than utilizing deferred storage arrangements. During the nine months ended September 30, 2006, we received net proceeds of $17.2 million from the sale of our Montana First Megawatts generation assets, $7.7 million related to our allowed claim in Netexit’s bankruptcy, and $9.4 million from a settlement with an insurance provider.

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

The effect of this seasonality on our liquidity is also impacted by changes in the market prices of our electric and natural gas supply, which is recovered through various monthly cost tracking mechanisms. These energy supply tracking mechanisms are designed to provide stable and timely recovery of supply costs on a monthly basis during the July to June annual tracking period, with an adjustment in the following annual tracking period to correct for any under or over collection in our monthly trackers. Due to the lag between our purchases of electric and natural gas commodities and revenue receipt from customers, cyclical over and under collection situations arise consistent with the seasonal fluctuations discussed above, therefore we usually under collect in the fall and winter and over collect in the spring.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Nine Months Ended September 30,
	2006	2005
Continuing Operating Activities
Net income	$30.0	$23.8
Non-cash adjustments to net income	73.5	85.7
Proceeds from hedging activities	14.5	—
Changes in working capital	23.5	67.3
Other	(6.0)	(23.7)
	135.5	153.1
Continuing Investing Activities
Property, plant and equipment additions	(75.3)	(53.6)
Sale of assets	23.3	5.0
Proceeds from hedging activities	5.3	—
Net proceeds from sales of investments	—	4.7
	(46.7)	(43.9)
Continuing Financing Activities
Net repayment of debt	(42.1)	(99.8)
Dividends on common stock	(33.0)	(24.6)
Deferred gas storage	(11.7)	2.2
Other	(10.7)	(4.8)
	(97.5)	(127.0)
Discontinued Operations	7.7	21.0
Net Increase in Cash and Cash Equivalents	$(1.0)	$3.2
Cash and Cash Equivalents, beginning of period	$2.7	$17.1
Cash and Cash Equivalents, end of period	$1.7	$20.3

Cash Provided By Continuing Operating Activities

As of September 30, 2006, cash and cash equivalents were $1.7 million, compared with $2.7 million at December 31, 2005, and $20.3 million at September 30, 2005. Cash provided by continuing operating activities totaled $135.5 million during the nine months ended September 30, 2006, compared to $153.1 million during the nine months ended September 30, 2005. This decrease in operating cash flows is primarily related to increases in natural gas held in storage, and higher energy payables due to higher market prices during the heating season, offset by significant collections of supply costs from customers in 2006 through the trackers discussed above, proceeds received from hedging activities in 2006, and decreases in pension funding in 2006 versus 2005. In addition, operating cash flows in the nine months ended September 30, 2005 were positively impacted due to improved credit terms reflected in the reduction of prepaid energy supply.

Cash Used In Continuing Investing Activities

Cash used in investing activities of continuing operations totaled $46.7 million during the nine months ended September 30, 2006 compared to $43.9 million during the nine months ended September 30, 2005. During the nine months ended September 30, 2006, we received cash proceeds of $23.3 million from the sale of assets and $5.3 million from the settlement of hedge positions, offset by cash used of approximately $75.3 million for property, plant and equipment additions. During the nine months ended September 30, 2005, we used approximately $53.6 million for property, plant and equipment additions.

Cash Used In Continuing Financing Activities

Cash used in financing activities of continuing operations totaled $97.5 million during the nine months ended September 30, 2006 compared to $127.0 million during the nine months ended September 30, 2005. During the nine months ended September 30, 2006, we have made debt repayments of $42.1 million, paid dividends on common stock of $33.0 million, and paid $11.7 million for deferred storage transactions. Cash used to repurchase shares during the nine months ended September 30, 2006 was approximately $4.1 million. In addition, in association with our debt refinancing transactions completed during 2006, we incurred financing costs of $6.9 million. During the nine months ended September 30, 2005, we made debt repayments of $99.8 million and paid dividends on common stock of $24.6 million.

Discontinued Operations Cash Flows

The decrease in restricted cash held by discontinued operations during the nine months ended September 30, 2006 and 2005 was due to Netexit’s $7.7 million and $20.0 million distribution to us, respectively.

Sources and Uses of Funds

We believe that our cash on hand, operating cash flows, and borrowing capacity, taken as a whole, provide sufficient resources to fund our ongoing operating requirements, debt maturities, anticipated dividends and estimated future capital expenditures during the next twelve months. As of September 30, 2006, our revolver availability was approximately $136.2 million.

Our Board of Directors has approved the purchase of approximately 79 megawatts of our undivided interest in the Colstrip Unit 4 generation facility from Mellon Leasing for approximately $59 million. We expect to complete this purchase during January 2007.

Refinancing Transaction

During the second quarter of 2006, we issued $170.2 million of Montana Pollution Control Obligations (PCOs) at a fixed interest rate of 4.65%, and used the proceeds to redeem our 6.125%, $90.2 million and 5.90%, $80.0 million Montana pollution control obligations due in 2023. Consistent with our historical regulatory treatment, the remaining deferred financing costs of approximately $3.8 million were recorded as a regulatory asset and will be amortized over the remaining life of the debt. The new PCOs will mature on August 1, 2023, and are secured by our Montana electric and natural gas assets. This transaction will reduce our annual interest expense by approximately $2.4 million.

During the third quarter of 2006, we issued $150 million of Montana First Mortgage Bonds at a fixed interest rate of 6.04% and used the proceeds to redeem our 7.30%, $150 million Montana first mortgage bonds due December 1, 2006. Consistent with our historical regulatory treatment, the remaining deferred financing costs and prepayment penalty of $0.8 million were recorded as a regulatory asset and will be amortized over the remaining life of the debt. The new first mortgage bonds will mature September 1, 2016, and are secured by our Montana electric and natural gas assets. This transaction will reduce our annual interest expense by approximately $1.9 million.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of September 30, 2006. See our Annual Report on Form 10-K for the year ended December 31, 2005 for additional discussion.

	Total	2006	2007	2008	2009	2010	Thereafter
	(in thousands)
Long-term Debt	$699,643	$—	$5,613	$5,391	$50,862	$6,123	$631,654
Capital Leases(1)	43,106	626	2,085	1,677	1,274	1,174	36,270
Future Minimum Operating Lease Payments(2)	264,313	16,656	34,080	33,026	32,429	32,294	115,828
Estimated Pension and Other Postretirement Obligations(3)	105,500	1,500	28,000	28,000	24,000	24,000	N/A
Qualifying Facilities(4)	1,590,188	14,100	58,420	60,574	62,598	64,580	1,329,916
Supply and Capacity Contracts(5)	1,994,919	165,271	440,590	279,081	267,558	255,687	586,732
Contractual Interest Payments on Debt	440,402	8,008	40,340	39,998	39,169	36,366	276,521
Total Commitments	$5,138,071	$206,161	$609,128	$447,747	$477,890	$420,224	$2,976,921

(1)

During the third quarter of 2006, we recorded an increase to property, plant and equipment and capital lease obligations of $40.2 million to reflect an electric default supply capacity and energy sale agreement with the owners of a natural gas fired peaking plant as a lease under the provisions of Emerging Issues Task Force 01-8.

(2)

Our operating leases include a lease agreement for our share of the Colstrip Unit 4 generation facility requiring payments of $32.2 million annually through 2010 and decreasing to $14.5 million annually through 2018. Our Board of Directors has approved a buy out of a portion of the Colstrip Unit 4 lease, which is expected to close in January 2007. We are continuing to assess the potential buy out of the remaining portion of the lease.

(3)	We have only estimated cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter.
(4)

The Qualifying Facilities (QFs) require us to purchase minimum amounts of energy at prices ranging from $65 to $138 per megawatt hour through 2032. Our estimated gross contractual obligation related to the QFs is approximately $1.6 billion. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $1.2 billion.

(5)	We have entered into various purchase commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 24 years.

Credit Ratings

Fitch Investors Service (Fitch), Moody’s Investors Service (Moody’s) and Standard and Poor’s Rating Group (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of September 30, 2006, our ratings with these agencies are as follows:

	Senior Secured Rating		Senior Unsecured Rating		Corporate Rating	Outlook
Fitch	BBB		BBB-		BBB-	Stable
Moody’s	Baa3		Ba2		N/A	Stable
S&P	BBB-	*	BB-	*	BB+	Negative	**

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

As of September 30, 2006, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2005. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as described below.

Interest Rate Risk

We utilize various risk management instruments to reduce our exposure to market interest rate changes. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. All of our debt has fixed interest rates, with the exception of our revolver, which bears interest at a variable rate (currently approximately 6.5%) tied to the London Interbank Offered Rate (LIBOR). Based upon amounts outstanding as of September 30, 2006, a 1% increase in the LIBOR would increase annual interest expense on this line of credit by approximately $0.5 million.

During the second quarter of 2005, we implemented a risk management strategy of utilizing interest rate swaps to manage our interest rate exposures associated with anticipated refinancing transactions of approximately $380 million. These swaps were designated as cash-flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, with the effective portion of gains and losses, net of associated deferred income tax effects, recorded in accumulated other comprehensive income in our Consolidated Balance Sheets. We reclassify gains and losses on the hedges from accumulated other comprehensive income into interest expense in our Consolidated Statements of Income during the periods in which the interest payments being hedged occur. During the first quarter of 2006, based on a review of our capital structure and cash flow, and approval by our Board of Directors, we decided not to refinance $60 million included in the interest rate swap that was being carried on our revolver. This forward starting interest rate swap was settled during the second quarter of 2006, and we received an aggregate payment of approximately $3.9 million.

In association with the refinancing transactions completed during the second and third quarters of 2006, we settled $170.2 million and $150.0 million of forward starting interest rate swap agreements, and received aggregate settlement payments of approximately $6.3 million and $8.3 million, respectively. These amounts are being amortized as a reduction to interest expense over the term of the underlying debt, which is 17 years and 10 years, respectively. The cash proceeds related to these hedges are reflected in operating activities on the statement of cash flows. As of September 30, 2006 we have no interest rate swaps outstanding.

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

In our unregulated electric segment, due to our lease of a 30% share of the Colstrip Unit 4 generation facility, we are exposed to the market price fluctuations of electricity. We have entered into forward contracts for the sale of a significant portion of Colstrip Unit 4’s generation through the first quarter of 2007. To the extent Colstrip Unit 4 experiences unplanned outages and generation is lower than our contracted sales, we would need to secure the quantity deficiency from the wholesale market to fulfill our forward sales contracts. As of September 30, 2006, market prices exceeded our contracted forward sales prices by approximately $5.7 million.

In our unregulated natural gas segment, we currently have a capacity contract through 2013 with a pipeline that gives us basis risk depending on gas prices at two different delivery points. We have sales contracts with certain customers that provide for a selling price based on the index price of gas coming from a delivery point in Ventura, Iowa. The pipeline capacity contract allows us to take delivery of gas from Canada, which has typically been cheaper than gas coming from Ventura, even when including transportation costs. If the Canadian gas plus transportation cost exceeds the index price at Ventura, then we will lose money on these gas sales. The annual capacity payments are approximately $1.8 million, which represents our maximum exposure related to this basis risk.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our principal executive officer and principal financial officer have concluded that, as of September 30, 2006, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 12, Commitments and Contingencies, to the Consolidated Financial Statements for information about legal proceedings.

ITEM 1A.	RISK FACTORS

You should carefully consider the risk factors described below, as well as all other information available to you, before making an investment in our shares or other securities.

The agreement to sell NorthWestern to Babcock & Brown Infrastructure (BBI) will be completed only if certain conditions are met, including various federal and state regulatory approvals. If the sale is not completed, then our shareholders may not be able to obtain the premium for their shares of common stock offered in the proposed transaction.

The agreement to sell NorthWestern to BBI is subject to numerous federal and state regulatory approvals and certain other closing conditions. The inability to obtain these regulatory approvals or fulfill those closing conditions could result in the termination of the agreement. If the BBI transaction does not reach closing, then our shareholders will not receive the agreed upon purchase price per share.

We have incurred, and may continue to incur, significant costs associated with outstanding litigation and the formal investigation being conducted by the SEC relating to the restatement of our 2002 quarterly financial statements and other accounting and financial reporting matters (SEC investigation), which may adversely affect our results of operations and cash flows.

These costs, which are being expensed as incurred, have had, and may continue to have an adverse affect on our results of operations and cash flows. Pending litigation matters are discussed in detail under the Legal Proceedings section in Note 12 to the Consolidated Financial Statements. An adverse result in any of these matters could have an adverse effect on our business.

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

Our wholesale costs for electricity and natural gas are recovered through various pass-through cost tracking mechanisms in each of the states we serve. The rates are established based upon projected market prices or contract obligations. As these variables change, we adjust our rates through our monthly trackers. During the fourth quarter of 2005, the MCC submitted testimony alleging we were imprudent and recommending the MPSC consider disallowing portions of our forecasted electric and natural gas supply costs contained in the 2005 tracker filings. In March 2006, upon signing a stipulation with the MCC, we recognized a loss of approximately $1.4 million related to the removal of replacement costs for certain forward sales transactions from our 2006 electric tracker forecast. The stipulation settles various issues relative to our electric supply costs raised by the MCC and has been approved by the MPSC. In May 2006, the MPSC approved our 2005 annual natural gas tracker as filed. To the extent our energy supply costs are deemed imprudent by the MPSC or other applicable state regulatory commissions, we would under-recover our costs, which could adversely impact our results of operations.

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

We perform management of the QF portfolio of resources under the terms and conditions of the QF Tier II Stipulation. This Stipulation may subject us to commodity price risk if the QF portfolio does not perform in a manner to meet the annual minimum energy requirement.

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

During the course of our bankruptcy reorganization proceedings, we offered to provide 90 megawatts of baseload energy from Colstrip 4 into the Montana default supply for a term of 11.5 years, commencing on July 1, 2007, at an average nominal price of $35.80 per megawatt hour. This offer was below prevailing market prices, and was made as part of a negotiated process with the MPSC and the MCC to settle their intervention in opposition to our request that the Bankruptcy Court approve our contract amendment with Duke, (which was novated to DB Energy Trading LLC in the first quarter of 2006). We expect that the sale of the 132 megawatts of our remaining output, which is not under contract after 2010, will be sufficient to allow us to recover the carrying value of our Colstrip Unit 4 leasehold improvements. If we are unable to sell the 132 megawatts at such a sufficient price, then the value of our Colstrip Unit 4 leasehold improvements would be materially adversely impacted.

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

Our electric and natural gas utility business is seasonal and weather patterns can have a material impact on our financial performance. Demand for electricity is often greater in the summer and winter months associated with cooling and heating. Because natural gas is heavily used for residential and commercial heating, the demand for this product depends heavily upon weather patterns throughout our market areas, and a significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Accordingly, our operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer. In the event that we experience unusually mild winters or cool summers in the future, our results of operations and financial condition could be adversely affected. In addition, exceptionally hot summer weather or unusually cold winter weather could add significantly to working capital needs to fund higher than normal supply purchases to meet customer demand for electricity and natural gas.

Our utility business is subject to extensive environmental laws and regulations and potential environmental liabilities, which could result in significant costs and liabilities.

Our utility business is subject to extensive laws and regulations imposed by federal, state and local government authorities in the ordinary course of operations with regard to the environment, including environmental laws and regulations relating to air and water quality, solid waste disposal and other environmental considerations. We believe that we are in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect our financial position or results of operations. However, possible future developments, including the promulgation of more stringent environmental laws and regulations, such as the new mercury emissions rules approved by the Montana Board of Environmental Review, and the timing of future enforcement proceedings that may be taken by environmental authorities could affect the costs and the manner in which we conduct our business and could cause us to make substantial additional capital expenditures.

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

Environmental laws and regulations require us to incur certain costs, which could be substantial, to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment. Governmental regulations establishing environmental protection standards are continually evolving, and, therefore, the character, scope, cost and availability of the measures we may be required to take to ensure compliance with evolving laws or regulations cannot be predicted. Our range of exposure for environmental remediation obligations is estimated to be $19.5 million to $56.1 million. We had an environmental reserve of $34.3 million at September 30, 2006. This reserve was established in anticipation of future remediation activities at our various environmental sites and does not factor in any exposure to us arising from new regulations, private tort actions or claims for damages allegedly associated with specific environmental conditions. To the extent that our environmental liabilities are greater than our reserves or we are unsuccessful in recovering anticipated insurance proceeds under the relevant policies or recovering a material portion of remediation costs in our rates, our results of operations and financial condition could be adversely affected.

A downgrade in our credit ratings could negatively affect our ability to operate our business and/or access capital.

S&P has assigned us a negative outlook due to the uncertainty surrounding BBI’s acquisition of NorthWestern. A downgrade of our credit ratings could adversely affect our liquidity, as counter parties could require us to post collateral. In addition, our ability to raise capital on favorable terms could be hindered and our borrowing costs could increase.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 2, 2006, we held our annual meeting of shareholders. At that meeting, the following matters were voted upon:

1.

The ratification of the proposed merger of Babcock & Brown Infrastructure and NorthWestern Energy, which required a majority of the shares of our common stock outstanding as of the record date to vote for adoption, was approved.

	FOR:	AGAINST:	ABSTAIN:
Votes	22,475,922	50,077	17,160

2.	All of the Directors were elected to serve a one-year term as Directors until the 2007 Annual Meeting.

	VOTES FOR:	VOTES WITHHELD:
Stephen P. Adik	28,502,162	658,107
E. Linn Draper	28,403,565	756,704
Jon S. Fossel	27,836,477	1,323,792
Michael J. Hanson	28,360,068	800,201
Julia L. Johnson	28,402,852	757,417
Philip L. Maslowe	28,395,261	765,008
D. Louis Peoples	28,408,141	752,128

3.	The ratification of Deloitte & Touche, LLP as our independent auditors was approved.

	FOR:	AGAINST:	ABSTAIN:
Votes	28,713,530	328,143	118,596

ITEM 6.               EXHIBITS

(a)	Exhibits

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

NORTHWESTERN CORPORATION
Date: November 2, 2006	By:	/s/ BRIAN B. BIRD
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

Date: November 2, 2006
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

Date: November 2, 2006
/s/ BRIAN B. BIRD
Brian B. Bird
Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NorthWestern Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael J. Hanson, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1)	The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 2, 2006	/s/ MICHAEL J. HANSON
Michael J. Hanson
President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NorthWestern Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Brian B. Bird, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1)	The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 2, 2006	/s/ BRIAN B. BIRD
Brian B. Bird
Vice President and Chief Financial Officer