Form 10-Q
period 2007-03-31
NORTHWESTERN CORP
filed 2007-05-02
CIK 73088

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 1-10499

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

Common Stock, Par Value $.01

35,907,736 shares outstanding at April 27, 2007

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

NORTHWESTERN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,546	$1,930
Restricted cash	15,671	15,836
Accounts receivable, net of allowance	140,029	149,793
Inventories	28,911	60,543
Regulatory assets	20,541	31,125
Prepaid energy supply	3,318	2,394
Deferred income taxes	8,879	19
Other	9,991	6,834
Total current assets	228,886	268,474
Property, plant, and equipment, net	1,566,703	1,491,855
Goodwill	355,128	435,076
Regulatory assets	154,632	159,715
Other noncurrent assets	35,150	40,817
Total assets	$2,340,499	$2,395,937
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$9,709	$5,614
Current maturities of capital leases	2,016	2,079
Accounts payable	59,177	78,739
Accrued expenses	183,286	180,278
Regulatory liabilities	27,382	12,226
Total current liabilities	281,570	278,936
Long-term capital leases	39,930	40,383
Long-term debt	678,057	699,041
Deferred income taxes	56,446	113,355
Noncurrent regulatory liabilities	186,561	182,103
Other noncurrent liabilities	340,135	339,348
Total liabilities	1,582,699	1,653,166
Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 36,180,225 and 35,849,980, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	362	360
Treasury stock at cost	(9,886)	(9,885)
Paid-in capital	734,603	727,327
Retained earnings	18,728	10,698
Accumulated other comprehensive income	13,993	14,271
Total shareholders’ equity	757,800	742,771
Total liabilities and shareholders’ equity	$2,340,499	$2,395,937

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
OPERATING REVENUES	$366,565	$361,482
COST OF SALES	219,278	219,672
GROSS MARGIN	147,287	141,810
OPERATING EXPENSES
Operating, general and administrative	62,448	61,327
Property and other taxes	20,592	19,465
Depreciation	19,894	18,829
TOTAL OPERATING EXPENSES	102,934	99,621
OPERATING INCOME	44,353	42,189
Interest Expense	(13,220)	(14,436)
Other Income	378	5,270
Income From Continuing Operations Before Income Taxes	31,511	33,023
Income Tax Expense	(12,369)	(12,048)
Income From Continuing Operations	19,142	20,975
Discontinued Operations, Net of Taxes	—	50
Net Income	$19,142	$21,025
Average Common Shares Outstanding	35,720	35,584
Basic Earnings per Average Common Share
Continuing operations	$0.54	$0.59
Discontinued operations	—	—
Basic	$0.54	$0.59
Diluted Earnings per Average Common Share
Continuing operations	$0.51	$0.58
Discontinued operations	—	—
Diluted	$0.51	$0.58
Dividends Declared per Average Common Share	$0.31	$0.31

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net Income	$19,142	$21,025
Items not affecting cash:
Depreciation	19,894	18,829
Amortization of debt issue costs, discount and deferred hedge gain	399	659
Amortization of restricted stock	2,177	255
Equity portion of allowance for funds used during construction	(68)	—
Income from discontinued operations, net of taxes	—	(50)
Gain on sale of assets	(62)	(584)
Gain on derivative instruments	—	(5,091)
Deferred income taxes	11,685	13,174
Changes in current assets and liabilities:
Restricted Cash	165	(1,045)
Accounts receivable	9,764	25,930
Inventories	31,632	9,212
Prepaid energy supply costs	(924)	(481)
Other current assets	366	(3,797)
Accounts payable	(19,977)	(39,949)
Accrued expenses	7,038	25,408
Regulatory assets	6,554	12,596
Regulatory liabilities	11,633	(4,242)
Other noncurrent assets	2,806	2,347
Other noncurrent liabilities	1,865	2,386
Cash provided by continuing operating activities	104,089	76,582
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(20,470)	(21,174)
Colstrip Unit 4 acquisition	(40,247)	—
Proceeds from sale of assets	109	20,273
Proceeds from hedging activities	—	1,419
Cash (used in) provided by continuing investing activities	(60,608)	518
FINANCING ACTIVITIES:
Deferred gas storage	—	(11,718)
Proceeds from exercise of warrants	5,102	190
Treasury stock activity	(1)	(1,103)
Dividends on common stock	(11,112)	(11,029)
Repayment of long-term debt	(3,627)	(3,149)
Line of credit repayments, net	(34,000)	(46,000)
Financing costs	(227)	—
Cash used in continuing financing activities	(43,865)	(72,809)
DISCONTINUED OPERATIONS:
Operating cash flows of discontinued operations, net	—	(3,572)
Investing cash flows of discontinued operations, net	—	2,872
Financing cash flows of discontinued operations, net	—	—
Decrease in restricted cash held by discontinued operations	—	5,679
Increase (Decrease) in Cash and Cash Equivalents	(384)	9,270
Cash and Cash Equivalents, beginning of period	1,930	2,691
Cash and Cash Equivalents, end of period	$1,546	$11,961
Supplemental Cash Flow Information:
Cash paid during the period for:
Income Taxes	859	34
Interest	11,664	4,327
Significant noncash transactions:
Assumption of debt related to Colstrip Unit 4 acquisition	20,438	—

See Notes to Consolidated Financial Statements

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

The consolidated financial statements for the periods included herein have been prepared by NorthWestern Corporation, pursuant to the rules and regulations of the SEC. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. The unaudited consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Although management believes that the condensed disclosures provided are adequate to make the information presented not misleading, management recommends that these unaudited consolidated financial statements be read in conjunction with audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

(2) Pending Merger with Babcock & Brown Infrastructure Limited

On April 25, 2006, we entered into an Agreement and Plan of Merger (Merger Agreement) with BBI, an infrastructure investment company listed on the Australian Stock Exchange, under which BBI will acquire NorthWestern Corporation in an all-cash transaction at $37 per share. The Merger Agreement has been unanimously approved by both companies’ Boards of Directors. Our shareholders approved the Merger Agreement at our August 2, 2006 annual meeting. The Merger Agreement had a term of one year, with an option for either party to extend for up to six months. On April 16, 2007, the parties formally entered into an amendment to extend the term of the Merger Agreement to October 25, 2007.

We have obtained all required regulatory approvals except for that of the Montana Public Service Commission (MPSC). A technical hearing before the MPSC was completed on March 16, 2007. We have submitted a brief responsive to the issues identified in the hearing. The interveners in the transaction must file responses by May 7, 2007, and we must provide our final response to the interveners’ briefs by May 14, 2007. The MPSC will review all responses, and we anticipate receiving their decision during the second quarter of 2007. Assuming we obtain MPSC approval during the second quarter of 2007, we anticipate closing on the transaction as soon thereafter as is practicable.

(3) New Accounting Standards

Accounting Standards Issued

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, adopting SFAS No. 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, adopting SFAS No. 159 will have on our financial statements.

Accounting Standards Adopted

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109), and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes by prescribing a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and expanded disclosure with respect to the uncertainty in income taxes. We adopted FIN 48 as of January 1, 2007. See Note 5, Income Taxes for further discussion of the impact to our financial statements.

(4) Variable Interest Entities

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R. FIN 46R was issued to replace FIN 46 and clarify the accounting for interests in variable interest entities. FIN 46R requires the consolidation of entities which are determined to be variable interest entities (VIEs) when the reporting company determines that it will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both. Certain long-term purchase power and tolling contracts may be considered variable interests under FIN 46R. We have various long-term purchase power contracts with other utilities and certain qualifying facility plants. After evaluation of these contracts, we believe one qualifying facility contract may constitute a variable interest entity under the provisions of FIN 46R. We are currently engaged in adversary proceedings with this qualifying facility and, while we have made exhaustive efforts, we have been unable to obtain the information necessary to further analyze this contract under the requirements of FIN 46R. We continue to account for this qualifying facility contract as an executory contract as we have been unable to obtain the necessary information from this qualifying facility in order to determine if it is a VIE and if so, whether we are the primary beneficiary. Based on the current contract terms with this qualifying facility, our estimated gross contractual payments aggregate approximately $538.2 million through 2025, and are included in Contractual Obligations and Other Commitments of Management’s Discussion and Analysis.

We also consolidate the Owner Trust associated with our Owner Participant interest in the electric generation unit known as Colstrip Unit 4 in accordance with FIN 46R. See Note 13, Colstrip Unit 4 Acquisition, for further details.

(5) Income Taxes

We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 provides that a tax position that meets the more-likely-than-not threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. As a result of the implementation of FIN 48, we increased our deferred tax assets by $77.5 million and decreased other noncurrent liabilities by $2.4 million, with a corresponding decrease to goodwill. The decrease to goodwill is consistent with the guidance in SFAS No. 109 and the requirements of fresh-start reporting, as our uncertain tax positions relate to periods prior to our emergence from bankruptcy. We have unrecognized tax benefits of approximately $100.3 million as of March 31, 2007.

If any of our unrecognized tax benefits were recognized, they would have no impact on our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations prior to March 31, 2008.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2007, we have not recognized expense for interest or penalties, and do not have any amounts accrued at March 31, 2007 and December 31, 2006, respectively, for the payment of interest and penalties.

Our federal tax returns from 2000 forward remain subject to examination by the Internal Revenue Service.

(6) Goodwill

Our goodwill was decreased by approximately $79.9 million during the three months ended March 31, 2007 to record the impact of the adoption of FIN 48 as discussed in Note 5, Income Taxes. Goodwill by segment is as follows (in thousands):

	March 31, 2007	December 31, 2006
Regulated electric	$241,100	$295,377
Regulated natural gas	114,028	139,699
Unregulated electric	—	—
Unregulated natural gas	—	—
	$355,128	$435,076

(7) Other Comprehensive Income

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

Comprehensive income is calculated as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$19,142	$21,025
Other comprehensive income, net of tax:
Reclassification of net gains on hedging instruments from OCI to net income, net of tax of $711 in 2006	(297)	(3,113)
Unrealized gain on derivative instruments qualifying as hedges, net of tax of $3,276 in 2006	—	7,207
Foreign currency translation	19	(2)
Comprehensive income	$18,864	$25,117

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

Interest Rates

During the second quarter of 2005, we implemented a risk management strategy of utilizing interest rate swaps to manage our interest rate exposures associated with anticipated refinancing transactions of approximately $380 million. These swaps were designated as cash-flow hedges under SFAS No. 133, Accounting for Derivative

Instruments and Hedging Activities, as amended, with the effective portion of gains and losses, net of associated deferred income tax effects, recorded in accumulated other comprehensive income (AOCI) in our Consolidated Balance Sheets. We reclassify gains and losses on the hedges from AOCI into interest expense in our Consolidated Statements of Income during the periods in which the interest payments being hedged occur.

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

AOCI includes unrealized pre-tax gains on the remaining interest rate cash-flow hedges terminated upon debt issuance of $13.7 million and $14.0 million at March 31, 2007 and December 31, 2006, respectively. We expect to reclassify approximately $1.2 million of pre-tax gains on these cash-flow hedges from AOCI into interest expense during the next twelve months.

Commodity Prices

During the second quarter of 2005, we implemented a risk management strategy of utilizing put options in conjunction with our forward fixed price sales to manage our commodity price risk exposure associated with our lease of a 30% share of the Colstrip Unit 4 generation facility. These transactions were designated as cash-flow hedges of forecasted electric sales of approximately 120,000 MWh in each of the third and fourth quarters of 2006 under the provisions of SFAS No. 133, with unrealized gains and losses being recorded in AOCI in our Consolidated Balance Sheets. Due to changes in forward prices for electricity during the fourth quarter of 2005, we utilized unit-contingent forward sales to lock in the remaining output during the third and fourth quarters of 2006, and as a result we undesignated the put options as a hedge of the cash flow variability. During the first quarter of 2006, the put options were sold, and we recognized a $1.3 million reduction to cost of sales, reflecting the change in market value since the loss of hedge effectiveness. These cash proceeds are reflected in investing activities on the statement of cash flows. The remaining unrealized losses included in AOCI due to changes in market value prior to the hedges being undesignated of approximately $0.9 million were reclassified into earnings during the third and fourth quarters of 2006.

(9) Segment Information

We currently operate our business in five reporting segments: (i) regulated electric, (ii) regulated natural gas, (iii) unregulated electric, (iv) unregulated natural gas, and (v) all other, which primarily consists of our other miscellaneous service activities that are not included in the other identified segments, together with the unallocated corporate costs and investments. We are evaluating our plans with regard to our unregulated natural gas segment, and expect to either sell the remaining business or transfer the remaining customers and contracts into our regulated gas segment during 2007.

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

Three months ended	Regulated		Unregulated
March 31, 2007	Electric	Gas	Electric	Gas	Other	Eliminations	Total
Operating revenues	$178,494	$158,189	$22,278	$16,071	$—	$(8,467)	$366,565
Cost of sales	92,788	115,210	4,236	14,993	—	(7,949)	219,278
Gross margin	85,706	42,979	18,042	1,078	—	(518)	147,287
Operating, general and administrative	34,508	18,085	8,368	357	1,648	(518)	62,448
Property and other taxes	14,191	5,595	779	24	3	—	20,592
Depreciation	15,378	3,950	416	74	76	—	19,894
Operating income (loss)	21,629	15,349	8,479	623	(1,727)	—	44,353
Total assets	$1,475,296	$726,799	$118,326	$3,505	$16,573	$—	$2,340,499
Capital expenditures	$12,395	$7,435	$640	$—	$—	$—	$20,470

Three months ended	Regulated		Unregulated
March 31, 2006	Electric	Gas	Electric	Gas	Other	Eliminations	Total
Operating revenues	$168,101	$159,501	$24,803	$33,628	$88	$(24,639)	$361,482
Cost of sales	89,148	119,178	3,371	32,001	53	(24,079)	219,672
Gross margin	78,953	40,323	21,432	1,627	35	(560)	141,810
Operating, general and administrative	32,662	17,255	9,923	385	1,662	(560)	61,327
Property and other taxes	13,487	5,028	922	24	4	—	19,465
Depreciation	14,523	3,672	322	101	211	—	18,829
Operating income (loss)	18,281	14,368	10,265	1,117	(1,842)	—	42,189
Total assets	$1,496,443	$741,108	$55,922	$14,235	$49,014	$—	$2,356,722
Capital expenditures	$17,670	$2,582	$922	$—	$—	$—	$21,174

(10) Earnings Per Share

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

	March 31, 2007	March 31, 2006
Basic computation	35,719,981	35,584,267
Dilutive effect of
Restricted shares	530,466	35,164
Stock warrants	1,575,428	881,165
Diluted computation	37,825,875	36,500,596

Warrants outstanding as of March 31, 2007 and 2006 of 4,312,057 and 4,608,712, respectively, are dilutive and have been included in the earnings per share calculations. Each warrant could be exchanged for 1.09 and 1.05 shares of common stock and have an exercise price of $25.93 and $27.17 as of March 31, 2007 and 2006, respectively. Under the terms of the warrant agreement, the exercise price of the warrants is subject to adjustment from time to time, based on certain events. These events include additional share issuances and dividend payments. An adjustment is made in the case of a cash dividend if the amount of the cash dividend increases or decreases the exercise price by at least 1%, otherwise such amount is carried forward and taken into account with any subsequent cash dividend. Adjustments in the exercise price also require an adjustment in the number of shares covered by the warrants. A total of 194,468 warrants were exercised during the three months ended March 31, 2007.

(11) Employee Benefit Plans

Net periodic benefit cost for our pension and other postretirement plans consists of the following for the three months ended March 31, 2007 and 2006 (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
	2007	2006	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$2,289	$2,133	$188	$172
Interest cost	5,399	5,044	702	713
Expected return on plan assets	(5,823)	(5,087)	(225)	(141)
Amortization of prior service cost	60	60	—	—
Net Periodic Benefit Cost	$1,925	$2,150	$665	$744

In April 2007, we contributed approximately $21.1 million to our pension plans. We expect to contribute an additional $0.7 million to our pension plans during the remainder of 2007.

(12) Commitments and Contingencies

ENVIRONMENTAL LIABILITIES

Environmental laws and regulations are continually evolving, and, therefore, the character, scope, cost and availability of the measures we may be required to take to ensure compliance with evolving laws or regulations cannot be accurately predicted. The range of exposure for environmental remediation obligations at present is estimated to range between $20.4 million to $56.1 million. As of March 31, 2007, we have a reserve of approximately $34.0 million. We anticipate that as environmental costs become fixed and reliably determinable, we will seek insurance reimbursement and/or authorization to recover these in rates; therefore, we do not expect these costs to have a material adverse effect on our consolidated financial position, ongoing operations, or cash flows.

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

Coal-Fired Plants

We have a 222 megawatt interest in Colstrip Unit 4, a coal-fired power plant located in southeastern Montana. In addition, we are also joint owners in three coal-fired plants used to serve our South Dakota customer supply demands, Citing its authority under the Clean Air Act, the EPA has finalized Clean Air Mercury Regulations (CAMR) that affect coal-fired plants. These regulations establish a cap-and-trade program to take effect in two phases, with a first phase to begin in January 2010, and a second phase with more stringent caps to begin in January 2018. Under CAMR, each state is allocated a mercury emissions cap and is required to develop regulations to implement the requirements, which can follow the federal requirements or be more restrictive.

Montana has finalized its own rules that would require every coal-fired generating plant in the state to achieve by 2010 reduction levels more stringent than CAMR’s 2018 cap. Because enhanced chemical injection technologies may not be sufficiently developed to meet these levels of reduction by 2010, there is a risk that adsorption/absorption technology with fabric filters at the Colstrip Unit 4 generation facility would be required, which could represent a material cost. We expect the Montana mercury rules to be challenged. If those rules are overturned and we are instead required to comply with CAMR, achievement of the 2010 and 2018 requirements may be possible with more refined chemical injection technology combined with adjustments to boiler/fireball dynamics at a minimal cost. We are continuing to work with the other Colstrip owners to determine the ultimate financial impact of these new rules.

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

We also own sites in North Platte, Kearney and Grand Island, Nebraska on which former manufactured gas facilities were located. During 2005, the Nebraska Department of Environmental Quality (NDEQ) conducted Phase II investigations of soil and groundwater at our Kearney and Grand Island sites. On March 30, 2006 and May 17, 2006, the NDEQ released to us the Phase II Limited Subsurface Assessment performed by the NDEQ’s environmental consulting firm for Kearney and Grand Island, respectively, and we are evaluating the results of these reports. We plan to conduct additional site investigation and assessment work at these locations in 2007. At present, we cannot determine with a reasonable degree of certainty the nature and timing of any risk-based remedial action at our Nebraska locations.

In addition, we own or have responsibility for sites in Butte, Missoula and Helena, Montana on which former manufactured gas plants were located. An investigation conducted at the Missoula site did not require entry into the Montana Department of Environmental Quality (MDEQ) voluntary remediation program, but required preparation of a groundwater monitoring plan. The Butte and Helena sites, were placed into the MDEQ’s voluntary remediation program for cleanup due to the existence of exceedences of regulated pollutants in the groundwater. We conducted additional groundwater monitoring during 2005 at the Butte and Missoula sites and have analyzed the data and presented it to the MDEQ. At this time, we believe that natural attenuation should address the problems at these sites; however, additional groundwater monitoring will be necessary. Closure of the Butte and Missoula sites is expected shortly. Recent monitoring of groundwater at the Helena manufactured gas plant site suggests that groundwater remediation may be necessary to prevent certain contaminants from migrating offsite. We have evaluated the results of a pilot program meant to promote aerobic degradation of certain targeted contaminants. Further data collection is necessary to complete the evaluation and assess other remediation technologies to determine the optimal remedial technology for this site. Monitoring of groundwater at this site will be necessary for an extended time. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of risk-based remedial action at the Helena site.

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

On July 18, 2005, we and CFB executed the Milltown Reservoir superfund site consent decree, which incorporated the terms set forth in the Stipulation. The consent decree was approved by the Federal District Court for the District of Montana on February 8, 2006 and became effective on April 10, 2006. In light of the material environmental risks associated with the catastrophic failure of the Milltown Dam, we secured a 10-year, $100 million environmental insurance policy, effective May 31, 2002, to mitigate the risk of future environmental liabilities arising from the structural failure of the Milltown Dam caused by an act of God. We are obligated under the settlement to continue to maintain the environmental insurance policy until the Milltown Dam is removed during implementation of the remedy.

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

LEGAL PROCEEDINGS

Magten/Law Debenture/QUIPS Litigation

On April 16, 2004, Magten Asset Management Corporation (Magten) and Law Debenture Trust Company (Law Debenture) initiated an adversary proceeding, which we refer to as the QUIPS Litigation, against NorthWestern seeking among other things, to void the transfer of certain assets and liabilities of CFB to us. In essence, Magten and Law Debenture are asserting that the transfer of the transmission and distribution assets acquired from the Montana Power Company was a fraudulent conveyance because such transfer allegedly left CFB insolvent and unable to pay certain claims. The plaintiffs also assert that they are creditors of CFB as a result of Magten owning a portion of the Series A 8.5% Quarterly Income Preferred Securities for which Law Debenture serves as the Indenture Trustee. Plaintiffs seek, among other things, the avoidance of the transfer of assets, declaration that the assets were fraudulently transferred and are not property of our bankruptcy estate, the imposition of constructive trusts over the transferred assets and the return of such assets to CFB. On September 29, 2006, the Delaware District Court, which has jurisdiction over this lawsuit, denied NorthWestern’s Motion for a Protective Order to limit the scope of discovery sought by plaintiffs. Discovery has commenced and the District Court has scheduled trial for December 2007. We intend to vigorously defend against the QUIPS litigation.

On April 19, 2004, Magten also filed a complaint against certain former and current officers of CFB in U.S. District Court in Montana, seeking compensatory and punitive damages for alleged breaches of fiduciary duties by such officers in connection with the same transaction described above which is at issue in the QUIPS Litigation, namely the transfer of the transmission and distribution assets acquired from the Montana Power Company to NorthWestern. Those officers have requested CFB to indemnify them for their legal fees and costs in defending against the lawsuit and any settlement and/or judgment in such lawsuit. That lawsuit was transferred to the Federal District Court in Delaware in July 2005 and is consolidated with the QUIPS Litigation for purposes of discovery and pre-trial matters. In February 2007, those officers asked the Federal District Court in Delaware for leave to file a motion to dismiss the complaint and Magten has filed a motion to amend its complaint to add Law Debenture as an additional plaintiff. These motions are still pending before the Court.

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

Twice during 2005, Magten, Law Debenture, the Plan Committee and NorthWestern unsuccessfully engaged in mediation to resolve the pending appeals and other pending litigation described above. We continue to have settlement discussions with the parties. At this time, we cannot predict the impact or resolution of any of these actions or reasonably estimate a range of possible loss, which could be material. We intend to vigorously defend against the adversary proceedings, lawsuits, appeals and any subsequently filed similar litigation. While we cannot currently predict the impact or resolution of this litigation, the plaintiffs’ claims with respect to the QUIPs Litigation will be treated as general unsecured, or Class 9, claims and will be satisfied out of the Class 9 Disputed Claims Reserve established under the Plan.

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

We are one of the defendants in a second class action lawsuit brought by the McGreevey plaintiffs, also entitled McGreevey, et al. v. The Montana Power Company, et al., and pending in U.S. District Court in Montana. This lawsuit, like the Magten litigation described above, seeks, among other things, the avoidance of the transfer of assets from CFB to us, declaration that the assets were fraudulently transferred and are not property of our bankruptcy estate, the imposition of constructive trusts over the transferred assets, and the return of such assets to CFB. In response to this litigation, we filed an adversary action in the Delaware Bankruptcy Court and obtained an order in October 2005 enjoining the McGreevey plaintiffs from prosecuting their lawsuit against us.

In June 2006, we and the McGreevey plaintiffs entered into an agreement to settle all claims brought by the McGreevey plaintiffs in all of the actions stated above wherein the McGreevey Plaintiffs executed a covenant not to execute against us, and we quit claimed any interest we had in any claims we may or may not have under any applicable directors and officers liability insurance policy, against any insurers for contractual or extracontractual damages, and against certain defendants in the McGreevey lawsuits. In November 2006, this agreement was finally approved by the Bankruptcy Court and the claims were discharged. The plaintiffs’ attorneys and we filed a joint motion to dismiss the claims against us in the McGreevey lawsuits and no objections were filed. On March 16, 2007, the federal court denied the motions to dismiss us from the McGreevey lawsuits questioning the benefits of the settlement to be received by the class members in the settlement and the authority of the Plaintiffs counsel to have negotiated the settlement without a class having been certified by the federal court. We believe that the settlement agreement approved by the Bankruptcy Court is valid. The Touch America bankruptcy court currently has under advisement a decision on whether or not the claims raised by the McGreevey plaintiffs are part of the estate of Touch America. This decision may determine if we need to file any further motions with the federal court.

City of Livonia

In November 2005, we and our directors were named as defendants in a shareholder class action and derivative action entitled City of Livonia Employee Retirement System v. Draper, et al., pending in the U.S. District Court for the District of South Dakota. The plaintiff claims, among other things, that the directors breached their fiduciary duties by not sufficiently negotiating with Montana Public Power Inc. and Black Hills Corporation, two entities that had made public, unsolicited offers to purchase NorthWestern. On April 26, 2006, Livonia amended its complaint to add allegations that our directors had erred in choosing the BBI offer because it was not the most attractive offer they had received for the company. The parties have entered into a settlement agreement which provides that NorthWestern will redeem the existing shareholder rights plan either following shareholder approval of the Merger Agreement with BBI or upon termination of the Merger Agreement with BBI – whichever occurs first. The Board may adopt a new shareholder rights plan if the shareholders approve adoption of such a plan in advance or, in the event that circumstances require timely implementation of such a plan, the Board seeks and receives approval from shareholders within 12 months after adoption. After limited confirmatory discovery, the settlement agreement has been filed. In December 2006 the federal court indicated it would not approve the settlement because it did not provide any benefit to the class members. Based on the federal court’s order, the plaintiffs agreed to dismiss the lawsuit with prejudice on the condition that the federal court would retain jurisdiction over any award of attorneys’ fees. The plaintiffs’ motion seeking discovery in advance of its motion for an award of attorneys’ fees was denied. Plaintiffs have filed a motion for attorneys’ fees and costs seeking $9.9 million to which we have responded arguing that plaintiffs’ lawyers are entitled to no fees. The plaintiffs will file a reply in May 2007, and we anticipate a decision by the court within two months. We also believe that any award of attorneys’ fees will be reimbursed by insurance proceeds.

Ammondson

In April 2005, a group of former employees of the Montana Power Company filed a lawsuit in the state court of Montana against us and certain officers styled Ammondson, et al. v. NorthWestern Corporation, et al., Case No. DV-05-97. The former employees have alleged that by moving to terminate their supplemental retirement contracts in our bankruptcy proceeding without having listed them as claimants or giving them notice of the disclosure statement and Plan, that we breached those contracts, and breached a covenant of good faith and fair dealing under Montana law and by virtue of filing a complaint in our Bankruptcy Case against those employees from seeking to prosecute their state court action against NorthWestern, we had engaged in malicious prosecution and should be subject to punitive damages. On May 4, 2005, the Bankruptcy Court found that it did not have jurisdiction over these contracts, dismissed our action against these former employees, and transferred our motion to terminate the contracts to Montana state court where the former employees’ lawsuit is pending. We unsuccessfully engaged in mediation of this dispute in November 2005 and September 2006. We recorded a loss of $2.6 million in November 2005 to reestablish a liability for the present value of amounts due to these former employees under their supplemental retirement contracts, paid all past due amounts plus interest and reestablished monthly payments to these former employees under the terms of their contracts. In February 2007, a jury verdict was rendered against us in Montana state court, which ordered us to pay $17.4 million in compensatory and $4.0 million in punitive damages in a case called Ammondson, et al. v. NorthWestern Corporation, et al. Due to the verdict, we recognized a loss of $19.0 million in our 2006 results of operations to increase our recorded liability related to this claim. The Montana state court reviewed the amount of the punitive damages under state law and did not alter the amount. We have appealed the judgment and posted a $25.8 million bond. We intend to vigorously pursue the appeal; however, there can be no assurance that we will prevail in our efforts. We expect to incur additional legal and court costs related to these proceedings.

Other Litigation

In April 2005, Red Willow Energy, LLC, Broad Street Resources, Inc., and Great Falls Generation, LLC filed a complaint against us in state court in Sioux Falls, South Dakota alleging, among other things, that we breached a letter of intent to negotiate the possible purchase and sale of Montana Megawatts I, LLC, a wholly-owned subsidiary. The plaintiffs were seeking expectancy damages – the loss of any profits under a power purchase agreement. On April 27, 2007, we settled this complaint for $1.2 million, which is reflected in our results of operations for the three months ended March 31, 2007.

In December 2003, the SEC notified NorthWestern that it had issued a formal order of private investigation and subsequently subpoenaed documents from NorthWestern, NorthWestern Communications Solutions, Expanets and Blue Dot. Since December 2003, we have periodically received and continue to receive subpoenas and informal requests from the SEC requesting documents and testimony from former and current employees as well as third parties regarding these matters. On March 7, 2007, the SEC commenced an administrative proceeding and simultaneously settled by agreement with NorthWestern the proceeding and the SEC’s investigation into the Company’s restatement of its first three quarters of quarterly reports in 2002. Under the agreement approved by the SEC, we agreed, without admitting any wrongdoing, to cease-and-desist from committing or causing any violations and any future violations of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, and Rules 12b-20, 13a-11, and 13a-13 promulgated thereunder. NorthWestern will pay no monetary fine or be otherwise penalized under the settlement. We will continue to fully cooperate with the continuing SEC investigation of former officers and directors.

Relative to our leasehold interest in Colstrip Unit 4, the Mineral Management Service of the United States Department of Interior (MMS) issued two orders to Western Energy Company (WECO) in 2002 and 2003 to pay additional royalties concerning coal sold to Colstrip Units 3 and 4 owners. The orders assert that additional royalties are owed as a result of WECO not paying royalties in connection with revenue received by WECO from the Colstrip Units 3 and 4 owners under a coal transportation agreement during the period October 1, 1991 through December 31, 2001. On April 28, 2005, the appeals division of the MMS issued an order that reduced the amount claimed due to the application of statute of limitations. The state of Montana issued a demand to WECO in May 2005 consistent with the MMS position outlined above on these transportation revenues. Further, on September 28, 2006, the MMS issued an order to pay additional royalties on the basis of an audit of WECO’s royalty payments during the three years 2002 to 2004. WECO has appealed these orders and we are monitoring the process. The Colstrip Units 3 and 4 owners and WECO currently dispute the responsibility of the expenses if the MMS position prevails. We believe that the Colstrip Units 3 and 4 owners have reasonable defenses in this matter based on our review. However, if the MMS position prevails and WECO prevails in passing the expense responsibility to the owners, our share of the alleged additional royalties would be 15 percent, or approximately $1.2 million, and ongoing royalty expenses related to coal transportation.

We are also subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of operations, or cash flows.

(13) Colstrip Unit 4 Acquisition

On March 13, 2007 we completed the purchase from Mellon Leasing Corporation (Mellon) of Mellon’s Owner Participant interest in the 740 megawatt (MW) demonstrated-capacity coal-fired steam electric generation unit known as Colstrip Unit 4 for an aggregate purchase price of approximately $40.2 million, which includes applicable closing costs. The transaction involved a transfer by Mellon to us of its Owner Participant interest in the Owner Trust that holds title to Mellon’s beneficial interest. The Owner Participant interest acquired represents approximately 79 MWs of our 222 MW interest. We remain the lessee of that interest under the lease from the Owner Trustee. The transaction does not result in any change in control over, or operation of, Colstrip Unit 4.

In accordance with FIN 46R, we have consolidated the Owner Trust, which was determined to be a VIE. As a result of this consolidation, approximately $20.4 million of electric generation property, plant and equipment and non-recourse long-term debt (which is secured by the generation assets) are included on our consolidated balance sheet as of March 31, 2007. The debt was incurred by the Owner Trust to finance the initial purchase of the undivided interest in Colstrip Unit 4.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references to “we,” “us,” “our” and “NorthWestern” refer specifically to NorthWestern Corporation and its subsidiaries.

OVERVIEW

NorthWestern Corporation, doing business as Northwestern Energy, is one of the largest providers of electricity and natural gas in the Upper Midwest and Northwest, serving approximately 640,000 customers in Montana, South Dakota and Nebraska. For a discussion of NorthWestern’s business strategy, see Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2006.

Pending Merger with Babcock & Brown Infrastructure Limited

On April 25, 2006, we entered into an Agreement and Plan of Merger (Merger Agreement) with BBI, an infrastructure investment company listed on the Australian Stock Exchange, under which BBI will acquire NorthWestern Corporation in an all-cash transaction at $37 per share. The Merger Agreement has been unanimously approved by both companies’ Boards of Directors. Our shareholders approved the Merger Agreement at our August 2, 2006 annual meeting. The Merger Agreement had a term of one year, with an option for either party to extend for up to six months. On April 16, 2007, the parties formally entered into an amendment to extend the term of the Merger Agreement to October 25, 2007.

We have obtained all required regulatory approvals except for that of the Montana Public Service Commission (MPSC). A technical hearing before the MPSC was completed on March 16, 2007. We have submitted a brief responsive to the issues identified in the hearing. The interveners in the transaction must file responses by May 7, 2007, and we must provide our final response to the interveners’ briefs by May 14, 2007. The MPSC will review all responses, and we anticipate receiving their decision during the second quarter of 2007. Assuming we obtain MPSC approval during the second quarter of 2007, we anticipate closing on the transaction as soon thereafter as is practicable.

Other Highlights

Other highlights for the three months ended March 31, 2007 include:

•

Completing the purchase from Mellon Leasing Corporation (Mellon) of Mellon’s Owner Participant interest in Colstrip Unit 4, representing approximately 79 MWs of our 222 MW interest. This transaction is expected to improve our annual earnings by approximately $3.6 million and operating cash flows by approximately $4.4 million; and

•	Settling the SEC’s investigation into our restatement of our quarterly reports filed during 2002 with no finding of fraud or monetary penalty.

OVERALL CONSOLIDATED RESULTS

The following is a summary of our results of operations for the three months ended March 31, 2007 and 2006. Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments. This discussion is followed by a more detailed discussion of operating results by segment.

Three Months Ended March 31, 2007 Compared with the Three Months Ended March 31, 2006

	Three Months Ended March 31,
	2007	2006	Change	% Change
	(in millions)
Operating Revenues
Regulated Electric	$178.5	$168.1	$10.4	6.2%
Regulated Natural Gas	158.2	159.5	(1.3)	(0.8)
Unregulated Electric	22.3	24.8	(2.5)	(10.1)
Unregulated Natural Gas	16.1	33.6	(17.5)	(52.1)
Other	—	0.1	(0.1)	(100.0)
Eliminations	(8.5)	(24.6)	16.1	65.4
	$366.6	$361.5	$5.1	1.4%

	Three Months Ended March 31,
	2007	2006	Change	% Change
	(in millions)
Cost of Sales
Regulated Electric	$92.8	$89.1	$3.7	4.2%
Regulated Natural Gas	115.2	119.2	(4.0)	(3.4)
Unregulated Electric	4.3	3.4	0.9	26.5
Unregulated Natural Gas	15.0	32.0	(17.0)	(53.1)
Other	—	0.1	(0.1)	(100.0)
Eliminations	(8.0)	(24.1)	16.1	66.8
	$219.3	$219.7	$(0.4)	(0.2)%

	Three Months Ended March 31,
	2007	2006	Change	% Change
	(in millions)
Gross Margin
Regulated Electric	$85.7	$79.0	$6.7	8.5%
Regulated Natural Gas	43.0	40.3	2.7	6.7
Unregulated Electric	18.0	21.4	(3.4)	(15.9)
Unregulated Natural Gas	1.1	1.6	(0.5)	(31.3)
Other	—	—	—	—
Eliminations	(0.5)	(0.5)	—	—
	$147.3	$141.8	$5.5	3.9%

Consolidated gross margin for the three months ended March 31, 2007 was $147.3 million, an increase of $5.5 million, or 3.9%, over gross margin of $141.8 million in the first quarter of 2006. Margins in our regulated electric segment increased $6.7 million primarily due to a $4.1 million loss recorded in the first quarter of 2006 as a result of a stipulation with the Montana Consumer Counsel to settle various issues they raised relative to our 2005 and 2006 electric tracker filings. In addition, higher transmission and distribution margins were partially offset by lower wholesale sales in the secondary market. Margin in our regulated natural gas segment increased $2.7 million primarily due to colder weather. Offsetting these increases was a decrease of $3.4 million in unregulated electric margin primarily due to lower average prices. An increase in fuel supply costs in the current year and a reduction to cost of sales related to the settlement of put options in 2006 also contributed to the decrease in unregulated electric margin.

Margin as a percentage of revenues increased to 40.2% for 2007, from 39.2% in 2006. Gross margin as a percentage of revenue is primarily impacted by the fluctuations that occur in regulated electric and natural gas supply costs, which are typically collected in rates from customers. While these fluctuations impact gross margin as a percentage of revenue, they only impact gross margin amounts if they cannot be passed through to customers.

	Three Months Ended March 31,
	2007	2006	Change	% Change
	(in millions)
Operating Expenses
Operating, general and administrative	$62.4	$61.3	$1.1	1.8%
Property and other taxes	20.6	19.5	1.1	5.6
Depreciation	19.9	18.8	1.1	5.9
	$102.9	$99.6	$3.3	3.3%

Consolidated operating, general and administrative expenses were $62.4 million for the three months ended March 31, 2007 as compared with $61.3 million in the first quarter of 2006. Due to our purchase of the Owner Participant interest in a portion of the Colstrip Unit 4 generating facility in March 2007, our annual lease expense (a component of operating, general and administrative expenses) will decrease by approximately $7.8 million.

Property and other taxes were $20.6 million for the three months ended March 31, 2007 as compared with $19.5 million in 2006. We have seen significant increases in our Montana property taxes since 2003, due primarily to increasing valuation assessments of our property by the Montana Department of Revenue. We have protested approximately $11.6 million and $16.3 million of our 2005 and 2006 property taxes, respectively, and are currently appealing our 2005 valuation before the State Tax Appeal Board in Montana. We have recognized our property tax expense based on the total amount billed (including amounts protested), so if we are successful with our appeal, we will recognize a reduction of property tax expense in the period the appeal is resolved.

Under Montana law, we are allowed to track the changes in the actual level of state and local taxes and fees and recover these amounts in rates; however the MPSC has only authorized recovery of approximately 60% of this increase for the last three years. We disputed the MPSC’s decision in Montana District Court, and during the first quarter of 2007, the District Court ruled in the MPSC’s favor. We did not appeal the decision. We have recognized property tax expense based on the 60% recovery previously approved by the MPSC; therefore, this ruling did not impact our expense recognition.

Depreciation expense was $19.9 million for the three months ended March 31, 2007 as compared with $18.8 million in the first quarter of 2006. Due to our purchase of the Owner Participant interest in a portion of the Colstrip Unit 4 generating facility in the March 2007, we expect annual depreciation expense to increase by approximately $2.0 million.

Consolidated operating income for the three months ended March 31, 2007 was $44.4 million, as compared with $42.2 million in the first quarter of 2006. This $2.2 million increase was primarily due to higher margins, partly offset by increased operating expenses as discussed above.

Consolidated interest expense for the three months ended March 31, 2007 was $13.2 million, a decrease of $1.2 million, or 8.3%, from the first quarter of 2006. This decrease was primarily attributable to refinancing transactions completed in 2006. Partially offsetting this decrease is interest on debt assumed related to the purchase of Owner Participant interest in a portion of the Colstrip Unit 4 generating facility in March 2007. We expect annual interest expense to increase by approximately $2.6 million as a result of this purchase.

Consolidated other income for the three months ended March 31, 2007 was $0.4 million, a decrease of $4.9 million from the first quarter of 2006. This decrease was primarily due to gains recognized during 2006 of $3.8 million related to an interest rate swap.

Consolidated provision for income taxes for the three months ended March 31, 2007 was $12.4 million as compared with $12.0 million in the first quarter of 2006. Our effective tax rate for the first quarter 2007 was 39.2% as compared with 36.5% for the first quarter of 2006. Portions of our BBI transaction related costs are non-deductible for taxes, which increases our projected annual effective tax rate for 2007.

Consolidated net income for the three months ended March 31, 2007 was $19.1 million, a decrease of $1.9 million, or 9.0%, from $21.0 million in the first quarter of 2006. While we had higher margins and lower interest expense, these improvements were more than offset by higher operating expenses, lower other income, and higher income taxes.

REGULATED ELECTRIC SEGMENT

Three Months Ended March 31, 2007 Compared with the Three Months Ended March 31, 2006

	Results
	2007	2006	Change	% Change
	(in millions)
Electric supply revenue	$90.8	$81.0	$9.8	12.1%
Transmission & distribution revenue	73.5	71.8	1.7	2.4
Rate schedule revenue	164.3	152.8	11.5	7.5
Transmission	10.5	10.2	0.3	2.9
Wholesale	1.2	3.0	(1.8)	(60.0)
Miscellaneous	2.5	2.1	0.4	19.0
Total Revenues	178.5	168.1	10.4	6.2%
Supply costs	89.6	84.4	5.2	6.2
Wholesale	0.4	1.0	(0.6)	(60.0)
Other cost of sales	2.8	3.7	(0.9)	(24.3)
Total Cost of Sales	92.8	89.1	3.7	4.2%
Gross Margin	$85.7	$79.0	$6.7	8.5%
% GM/Rev	48.0%	47.0%

	Volume MWH
	2007	2006	Change	% Change
	(in thousands)
Retail Electric
Residential	783	733	50	6.8%
Commercial	991	936	55	5.9
Industrial	735	768	(33)	(4.3)
Other	24	24	—	—
Total Retail Electric	2,533	2,461	72	2.9%
Wholesale Electric	32	70	(38)	(54.3)%

Average Customer Counts	2007	2006	Change	% Change
Montana	324,137	317,796	6,341	2.0%
South Dakota	59,269	58,674	595	1.0%
Total	383,406	376,470	6,936	1.8%

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

Electric rate schedule revenue for the three months ended March 31, 2007 increased $11.5 million, or 7.5% over results in the first quarter of 2006. Electric supply revenue, which consists of supply costs that are collected in rates from customers, increased $9.8 million due to $7.1 million, or 8.0%, higher average prices and a $2.7 million, or 2.9%, increase in volumes. This increase in volumes was also the primary cause of the $1.7 million increase in transmission and distribution revenue.

Wholesale Revenues

Wholesale revenues are derived from our joint ownership in generation facilities. Excess power not used by our South Dakota customers is sold in the wholesale market. These revenues decreased $1.8 million, or 60.0%, in the first quarter of 2006 primarily due to $0.4 million, or 13.1%, lower average prices and a $1.4 million, or 54.3% decrease in volumes sold in the secondary markets. We had less wholesale energy available to sell due to decreased plant availability resulting from maintenance.

Gross Margin

Gross margin for the three months ended March 31, 2007 increased $6.7 million, or 8.5% as compared with the first quarter of 2006. This increase was primarily due to a $4.1 million loss recorded in the first quarter of 2006 as a result of a stipulation with the Montana Consumer Counsel to settle various issues they raised relative to our 2005 and 2006 electric tracker filings. In addition, higher transmission and distribution margins were partly offset by lower wholesale sales in the secondary market.

Margin as a percentage of revenues increased to 48.0% for 2007, from 47.0% for 2006 due to the items discussed above. Gross margin as a percentage of revenue is largely impacted by the fluctuations that occur in power supply costs, which are typically collected in rates from customers. While these fluctuations impact gross margin as a percentage of revenue, they only impact gross margin amounts if they cannot be passed through to customers.

Volumes

Regulated retail electric volumes for the three months ended March 31, 2007 totaled 2,532,611 MWHs, which increased slightly as compared with 2,461,206 MWHs in the same period in 2006 due primarily to a 1.8% increase in customer growth. Regulated wholesale electric volumes in the first quarter of 2007 were 31,562 MWHs, a decrease from 69,872 MWHs in the same period in 2006 resulting from plant down time due to maintenance.

REGULATED NATURAL GAS SEGMENT

Three Months Ended March 31, 2007 Compared with the Three Months Ended March 31, 2006

	Results
	2007	2006	Change	% Change
	(in millions)
Gas supply revenue	$99.9	$112.4	$(12.5)	(11.1)%
Transportation, distribution & storage revenue	36.4	33.6	2.8	8.3
Rate schedule revenue	136.3	146.0	(9.7)	(6.6)
Transportation & storage	5.5	4.9	0.6	12.2
Wholesale revenue	14.1	5.7	8.4	147.4
Miscellaneous	2.3	2.9	(0.6)	(20.7)
Total Revenues	158.2	159.5	(1.3)	(0.8)
Supply costs	99.9	112.4	(12.5)	(11.1)
Wholesale supply costs	14.1	5.7	8.4	147.4
Other cost of sales	1.2	1.1	0.1	9.1
Total Cost of Sales	115.2	119.2	(4.0)	(3.4)%
Gross Margin	$43.0	$40.3	$2.7	6.7%
% GM/Rev	27.2%	25.3%

	Volume Dekatherms
	2007	2006	Change	% Change
	(in thousands)
Retail Gas
Residential	7,943	7,266	677	9.3%
Commercial	4,933	4,423	510	11.5
Industrial	73	77	(4)	(5.2)
Other	88	63	25	39.7
Total Retail Gas	13,037	11,829	1,208	10.2%

Average Customer Counts	2007	2006	Change	% Change
Montana	174,580	171,834	2,746	1.6%
South Dakota	42,776	42,010	766	1.8%
Nebraska	41,364	41,153	211	0.5%
Total	258,720	254,997	3,723	1.5%

2007 as compared with:
Heating Degree-Days	2006	Historic Average
Montana	Remained Flat	8% Warmer
South Dakota	22% Colder	2% Warmer
Nebraska	28% Colder	1% Warmer

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

Gas rate schedule revenue for the three months ended March 31, 2007 decreased $9.7 million, or 6.6% from results in the first quarter of 2006. Gas supply revenues, which consist of supply costs that are collected in rates from customers, decreased $12.5 million, or 11.1%, due to $17.4 million, or 15.4% lower average rates partially offset by an increase of $4.9 million due to a 10.2% increase in volumes due to colder weather. This volume increase also caused the $2.8 million increase in transportation, distribution and storage revenue.

Transportation & Storage Revenue

Transportation revenue consists of revenue earned for transporting natural gas through our pipelines for customers who select other suppliers and for off-system, or open access, customers. Transportation and storage revenue increased $0.6 million in the first quarter of 2007 as compared with the first quarter of 2006. Transportation and storage revenues can fluctuate significantly from year to year based on the anticipated spread and volatility between summer and winter gas prices. For example, producers may elect to store summer gas production for later delivery during the traditionally higher priced winter heating season. Likewise, customers that have chosen other commodity suppliers may utilize storage to secure lower priced summer gas production for use during the winter season.

Wholesale Revenue

Wholesale revenue increased $8.4 million, or 147.4%, due to an increase in sales of excess purchased gas in the secondary markets. As the sales of excess purchased gas are also reflected in cost of sales, there is no gross margin impact.

Gross Margin

Gross margin for the three months ended March 31, 2007 increased $2.7 million, or 6.7% over the first quarter of 2006 primarily due to colder weather.

Margin as a percentage of revenue increased to 27.2% for 2007, from 25.3% for 2006. Gross margin as a percentage of revenue is largely impacted by the fluctuations that occur in gas supply costs, which are generally collected in rates from customers. While these fluctuations impact gross margin as a percentage of revenue, they only impact gross margin amounts if they cannot be passed through to customers.

Volumes

Regulated retail natural gas volumes were 13,036,717 dekatherms during the three months ended March 31, 2007, compared with 11,829,245 dekatherms, an increase of 10.2% over the same period in 2006. This increase was due primarily to colder weather and 1.5% customer growth.

UNREGULATED ELECTRIC SEGMENT

Three Months Ended March 31, 2007 Compared with the Three Months Ended March 31, 2006

Our unregulated electric segment primarily consists of our lease and ownership of a 30% share of the Colstrip Unit 4 generation facility. We sell our Colstrip Unit 4 generation, representing approximately 222 megawatts at full load, principally to two unrelated third parties under agreements through December 2010. We also have a separate agreement to repurchase 111 megawatts through December 2010. These 111 megawatts are available for market sales to other third parties through June 2007. Beginning July 1, 2007, 90 megawatts have been committed to supply a portion of the Montana default supply load (included in our regulated electric segment) for a term of 11.5 years at an average nominal price of $35.80 per megawatt hour.

	Results
	2007	2006	Change	% Change
	(in millions)
Total Revenues	$22.3	$24.8	$(2.5)	(10.1)%
Supply costs	3.5	2.5	1.0	40.0
Wheeling costs	0.8	0.9	(0.1)	(11.1)
Total Cost of Sales	$4.3	$3.4	$0.9	26.5%
Gross Margin	$18.0	$21.4	$(3.4)	(15.9)%
% GM/Rev	80.7%	86.3%

	Volumes MWH
	2007	2006	Change	% Change
	(in thousands)
Wholesale Electric	428	421	7	1.7%

Revenue

Unregulated electric revenue decreased $2.5 million, or 10.1%, for the three months ended March 31, 2007 primarily due to lower average prices.

Gross Margin

Gross margin decreased $3.4 million, or 15.9%, primarily due to lower average prices. In addition, results in the first quarter of 2006 included a $1.3 million reduction to cost of sales related to the settlement of put options.

Volumes

Unregulated electric volumes were 428,315 MWHs in the first quarter of 2007, a slight increase over 421,205 MWHs in the same period in 2006.

UNREGULATED NATURAL GAS SEGMENT

Three Months Ended March 31, 2007 Compared with the Three Months Ended March 31, 2006

Our unregulated natural gas segment reflects the operations of our subsidiary, NorthWestern Services, LLC (NSC), which provides natural gas supply and management services. In addition, this segment also reflects the results of our unregulated Montana retail propane operations. During the first quarter of 2007, we merged NSC’s subsidiary, Nekota Resources LLC (Nekota), into NorthWestern Corporation. We also transferred certain customers to our regulated natural gas segment. We are currently evaluating our unregulated natural gas business and we expect to sell the remaining unregulated natural gas business or move the remaining customers and contracts to our regulated natural gas segment during 2007.

	Results
	2007	2006	Change	% Change
	(in millions)
Total Revenue	$16.1	$33.6	$(17.5)	(52.1)%
Supply costs	15.0	32.0	(17.0)	(53.1)%
Gross Margin	$1.1	$1.6	$(0.5)	(31.3)%
% GM/Rev	6.8%	4.8%

	Volumes Dekatherms
	2007	2006	Change	% Change
	(in thousands)
Wholesale Gas	3,908	5,539	(1,631)	(29.4)%

Revenue

Unregulated natural gas revenue decreased $17.5 million, or 52.1%, due primarily to a renegotiated gas supply and management services contract and the transfer of Nekota and certain customers to our regulated natural gas segment. We expect revenues and supply costs to continue to decline during 2007.

Gross Margin

Gross margin decreased slightly for the three months ended March 31, 2007 as compared with the same period in 2006 primarily due to a renegotiated gas supply and management services contract and lower volumes.

Volumes

Unregulated wholesale natural gas volumes delivered totaled 3,908,005 dekatherms in 2007, compared with 5,539,174 dekatherms in 2006. This decrease is due primarily to the transfer of Nekota and certain customers to our regulated natural gas segment.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had cash and cash equivalents of $1.5 million, and revolver availability of $160.7 million. During the three months ended March 31, 2007, we used existing cash to repay $37.6 million of debt, including repayments of $34.0 million on our revolver. In addition to these repayments, we paid dividends on common stock of $11.1 million, our semi-annual Colstrip Unit 4 operating lease payment of approximately $16.1 million, and completed the purchase of the owner participant interest in a portion of the Colstrip Unit 4 generating facility for approximately $40.2 million.

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

The effect of this seasonality on our liquidity is also impacted by changes in the market prices of our electric and natural gas supply, which is recovered through various monthly cost tracking mechanisms. These energy supply tracking mechanisms are designed to provide stable and timely recovery of supply costs on a monthly basis during the July to June annual tracking period, with an adjustment in the following annual tracking period to correct for any under or over collection in our monthly trackers. Due to the lag between our purchases of electric and natural gas commodities and revenue receipt from customers, cyclical over and under collection situations arise consistent with the seasonal fluctuations discussed above, therefore we usually under collect in the fall and winter and over collect in the spring. As of March 31, 2007, we are over collected on our current Montana natural gas and electric trackers by approximately $3.7 million, as compared with an under collection of $26.1 million as of March 31, 2006 due to reduced supply costs driven by lower market prices.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Three Months Ended March 31,
	2007	2006
Continuing Operating Activities
Net income	$19.1	$21.0
Noncash adjustments to net income	34.0	27.2
Changes in working capital	46.2	24.7
Other	4.8	3.7
	104.1	76.6
Continuing Investing Activities
Property, plant and equipment additions	(20.5)	(21.2)
Sale of assets	0.1	20.3
Proceeds from hedging activities	—	1.4
Colstrip Unit 4 acquisition	(40.2)	—
	(60.6)	0.5
Continuing Financing Activities
Net repayment of debt	(37.6)	(49.1)
Dividends on common stock	(11.1)	(11.0)
Deferred gas storage	—	(11.7)
Other	4.8	(1.0)
	(43.9)	(72.8)
Discontinued Operations	—	5.0
Net Increase in Cash and Cash Equivalents	$(0.4)	$9.3
Cash and Cash Equivalents, beginning of period	$1.9	$2.7
Cash and Cash Equivalents, end of period	$1.5	$12.0

Cash Provided By Continuing Operating Activities

As of March 31, 2007, cash and cash equivalents were $1.5 million, compared with $1.9 million at December 31, 2006 and $12.0 million at March 31, 2006. Cash provided by continuing operating activities totaled $104.1 million for the three months ended March 31, 2007 as compared with $76.6 million during the three months ended March 31, 2006. This increase in operating cash flows is primarily related to lower energy supply costs due to reduced market prices, which is discussed above in the “Factors Impacting Our Liquidity” section, partially offset by the timing of our semi-annual Colstrip Unit 4 lease payment.

Cash Used in (Provided by) Continuing Investing Activities

Cash used in investing activities of continuing operations totaled $60.6 million during the three months ended March 31, 2007, as compared with cash provided by continuing investing activities of $0.5 million during the three months ended March 31, 2006. During the first quarter of 2007 we used $40.2 million to complete the purchase of the Owner Participant interest in a portion of the Colstrip Unit 4 generating facility, and $20.5 million for property, plant and equipment additions. In the first quarter of 2006 we received cash proceeds from the sale of assets of approximately $20.3 million and used approximately $21.2 million for property, plant and equipment additions.

Cash Used in Continuing Financing Activities

Cash used in financing activities of continuing operations totaled $43.9 million during the three months ended March 31, 2007, as compared with $72.8 million during the three months ended March 31, 2006. During the first quarter of 2007 we made debt repayments of $37.6 million and paid dividends on common stock of $11.1 million. During the first quarter of 2006 we made debt repayments of $49.1 million, paid dividends on common stock of $11.0 million, and paid $11.7 million for deferred storage transactions.

Sources and Uses of Funds

We believe that our cash on hand, operating cash flows, and borrowing capacity, taken as a whole, provide sufficient resources to fund our ongoing operating requirements, debt maturities, anticipated dividends and estimated future capital expenditures during the next twelve months. As of April 27, 2007, our availability under our revolving line of credit was approximately $163.8 million.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of March 31, 2007. See our Annual Report on Form 10-K for the year ended December 31, 2006 for additional discussion.

	Total	2007	2008	2009	2010	2011	Thereafter
	(in thousands)
Long-term Debt (1)	$687,766	$6,681	$10,115	$26,927	$12,366	$6,578	$625,099
Capital Leases	41,946	1,569	1,678	1,256	1,174	1,265	35,004
Future Minimum Operating Lease Payments (1)	161,381	22,418	22,017	21,314	20,933	9,376	65,323
Estimated Pension and Other Postretirement Obligations (2)	120,260	25,220	26,490	22,870	23,340	22,340	N/A
Qualifying Facilities (3)	1,561,988	44,320	60,574	62,598	64,580	66,067	1,263,849
Supply and Capacity Contracts (4)	1,941,668	367,224	353,596	290,843	268,863	132,597	528,545
Contractual Interest Payments on Debt (5)	412,007	23,859	37,963	37,448	36,216	35,830	240,691
Total Commitments	$4,927,016	$491,291	$512,433	$463,256	$427,472	$274,053	$2,758,511

_______________________

(1)

During the first quarter of 2007, we completed the purchase of the Owner Participant interest in a portion of the Colstrip Unit 4 generating facility, which increased our long-term debt obligations, and reduced our operating lease payments. See Note 13, Colstrip Unit 4 Acquisition.

(2)	We have estimated cash obligations related to our pension and other postretirement benefit programs for only five years, as it is not practicable to estimate thereafter.
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
(5)

Contractual interest payments include an assumed average interest rate of 5.4% on an estimated revolving line of credit balance of $16.0 million through maturity in November 2009, which is our only variable rate debt.

Credit Ratings

Fitch Investors Service (Fitch), Moody’s Investors Service (Moody’s) and Standard and Poor’s Rating Group (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of March 31, 2007, our ratings with these agencies are as follows:

	Senior Secured Rating		Senior Unsecured Rating		Corporate Rating	Outlook
Fitch	BBB		BBB-		BBB-	Stable
Moody’s	Baa3		Ba2		N/A	Stable
S&P	BBB-	*	BB-	*	BB+	Negative	**

_______________________

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

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are economically favorable to us and impacts our trade credit availability. Our credit ratings have remained consistent during the first quarter.

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

As of March 31, 2007, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2006. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as described below.

Interest Rate Risk

We utilize various risk management instruments to reduce our exposure to market interest rate changes. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. All of our debt has fixed interest rates, with the exception of our revolver, which bears interest at a variable rate (currently approximately 6.5%) tied to the London Interbank Offered Rate (LIBOR). Based upon amounts outstanding as of March 31, 2007, a 1% increase in the LIBOR would increase annual interest expense on this line of credit by approximately $0.2 million.

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

In association with the refinancing transactions completed during 2006, we settled the remaining interest rate swaps and received aggregate settlement payments of approximately $14.6 million. These amounts are being amortized as a reduction to interest expense over the terms of the underlying debt, which are 17 years and 10 years, respectively.

Commodity Price Risk

Commodity price risk is one of our most significant risks due to our position as the default supplier in Montana and our lack of ownership of natural gas reserves or regulated electric generation assets within the Montana market. Several factors influence price levels and volatilities. These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, fuel availability, market liquidity, and the nature and extent of current and potential federal and state regulations.

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

In our unregulated electric segment, due to our interest in the Colstrip Unit 4 generation facility, we are exposed to the market price fluctuations of electricity. We have entered into forward contracts for the sale of a significant portion of Colstrip Unit 4’s generation through the first quarter of 2007. To the extent Colstrip Unit 4 experiences unplanned outages and generation is lower than our contracted sales, we would need to secure the quantity deficiency from the wholesale market to fulfill our forward sales contracts. As of March 31, 2007, market prices exceeded our contracted forward sales prices by approximately $1.3 million.

In our unregulated natural gas segment, we currently have a capacity contract through 2013 with a pipeline that gives us basis risk depending on gas prices at two different delivery points. We have sales contracts with certain customers that provide for a selling price based on the index price of gas coming from a delivery point in Ventura, Iowa. The pipeline capacity contract allows us to take delivery of gas from Canada, which has typically been cheaper than gas coming from Ventura, even when including transportation costs. If the Canadian gas plus transportation cost exceeds the index price at Ventura, then we will lose money on these gas sales. The annual capacity payments are approximately $1.8 million, which represents our maximum annual exposure related to this basis risk.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred, and may continue to incur, significant costs associated with outstanding litigation, which may adversely affect our results of operations and cash flows.

These costs, which are being expensed as incurred, have had, and may continue to have, an adverse affect on our results of operations and cash flows. Pending litigation matters are discussed in detail under the Legal Proceedings section in Note 12 to the Consolidated Financial Statements. An adverse result in any of these matters could have an adverse effect on our business.

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

To the extent our incurred supply costs are deemed imprudent by the applicable state regulatory commissions, we would under recover our costs, which could adversely impact our results of operations and liquidity.

Our wholesale costs for electricity and natural gas are recovered through various pass-through cost tracking mechanisms in each of the states we serve. The rates are established based upon projected market prices or contract obligations. As these variables change, we adjust our rates through our monthly trackers. To the extent our energy supply costs are deemed imprudent by the applicable state regulatory commissions, we would under recover our costs, which could adversely impact our results of operations.

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

Our obligation to supply a minimum annual quantity of power to the Montana default supply could expose us to material commodity price risk if certain QFs under contract with us do not supply during a time of high commodity prices, as we are required to supply any quantity deficiency.

We perform management of the QF portfolio of resources under the terms and conditions of the QF Tier II Stipulation. This Stipulation may subject us to commodity price risk if the QF portfolio does not perform in a manner to meet the annual minimum energy requirement.

As part of the Stipulation and Settlement with the MPSC and other parties in the Tier II Docket, we agreed to supply the default supply with a certain minimum amount of power at an agreed upon price per megawatt. The annual minimum energy requirement is achievable under normal QF operations, including normal periods of planned and forced outages. Furthermore, we will not realize commodity price risk unless any required replacement energy cost is in excess of the total amount recovered under the QF contracts.

However, to the extent the supplied QF power for any year does not reach the minimum quantity set forth in the settlement, we are obligated to secure the quantity deficiency from other sources. Since we own no material generation in Montana, the anticipated source for any quantity deficiency is the wholesale market which, in turn, would subject us to commodity price volatility.

The value of our Colstrip Unit 4 interest could be impaired if we are unable to obtain adequate terms on 132 megawatts of power that are not under contract after 2010.

Beginning July 1, 2007, 90 megawatts of base-load energy from Colstrip Unit 4 has been committed to supply a portion of the Montana default supply for a term of 11.5 years, commencing on July 1, 2007, at an average nominal price of $35.80 per megawatt hour. We expect that the sale of the 132 megawatts of our remaining output, which is not under contract after 2010, will be sufficient to allow us to recover the carrying value of our Colstrip Unit 4 generation assets. If we are unable to sell the 132 megawatts at such a sufficient price, then the value of our Colstrip Unit 4 interest would be materially adversely impacted.

Our jointly owned electric generating facilities and our interest in Colstrip Unit 4 are subject to operational risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses and increased power purchase costs.

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

Our electric and natural gas utility business is seasonal, and weather patterns can have a material impact on our financial performance. Demand for electricity and natural gas is often greater in the summer and winter months associated with cooling and heating. Because natural gas is heavily used for residential and commercial heating, the demand for this product depends heavily upon weather patterns throughout our market areas, and a significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Accordingly, our operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer. In the event that we experience unusually mild winters or cool summers in the future, our results of operations and financial condition could be adversely affected. In addition, exceptionally hot summer weather or unusually cold winter weather could add significantly to working capital needs to fund higher than normal supply purchases to meet customer demand for electricity and natural gas.

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

Environmental laws and regulations require us to incur certain costs, which could be substantial, to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment. Governmental regulations establishing environmental protection standards are continually evolving, and, therefore, the character, scope, cost and availability of the measures we may be required to take to ensure compliance with evolving laws or regulations cannot be predicted. Our range of exposure for environmental remediation obligations is estimated to be $20.4 million to $56.1 million. We had an environmental reserve of $34.0 million at March 31, 2007. This reserve was established in anticipation of future remediation activities at our various environmental sites and does not factor in any exposure to us arising from new regulations, private tort actions or claims for damages allegedly associated with specific environmental conditions. To the extent that our environmental liabilities are greater than our reserves or we are unsuccessful in recovering anticipated insurance proceeds under the relevant policies or recovering a material portion of remediation costs in our rates, our results of operations and financial condition could be adversely affected.

A downgrade in our credit ratings could negatively affect our ability to operate our business and/or access capital.

A downgrade of our credit ratings could adversely affect our liquidity, as counter parties could require us to post collateral. In addition, our ability to raise capital on favorable terms could be hindered, and our borrowing costs could increase.

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

Northwestern Corporation
Date: May 2, 2007	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________

*	Filed herewith