Form 10-Q
period 2007-06-30
NORTHWESTERN CORP
filed 2007-08-08
CIK 73088

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Common Stock, Par Value $.01

             36,153,768 shares outstanding at August 3, 2007

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

NORTHWESTERN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,930
Restricted cash	16,660	15,836
Accounts receivable, net of allowance	102,814	149,793
Inventories	57,417	60,543
Regulatory assets	21,092	31,125
Prepaid energy supply	2,941	2,394
Deferred income taxes	16,690	19
Other	9,290	6,834
Total current assets	226,904	268,474
Property, plant, and equipment, net	1,586,929	1,491,855
Goodwill	355,128	435,076
Regulatory assets	149,347	159,715
Other noncurrent assets	35,633	40,817
Total assets	$2,353,941	$2,395,937
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$11,818	$5,614
Current maturities of capital leases	2,769	2,079
Accounts payable	61,369	78,739
Accrued expenses	179,760	180,278
Regulatory liabilities	41,071	12,226
Total current liabilities	296,787	278,936
Long-term capital leases	38,657	40,383
Long-term debt	679,960	699,041
Deferred income taxes	65,284	113,355
Noncurrent regulatory liabilities	189,917	182,103
Other noncurrent liabilities	326,857	339,348
Total liabilities	1,597,462	1,653,166
Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 36,411,815 and 36,081,433, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	364	360
Treasury stock at cost	(9,891)	(9,885)
Paid-in capital	742,182	727,327
Retained earnings	9,977	10,698
Accumulated other comprehensive income	13,847	14,271
Total shareholders’ equity	756,479	742,771
Total liabilities and shareholders’ equity	$2,353,941	$2,395,937

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006
OPERATING REVENUES	$259,608	$232,186	$626,173	$593,668
COST OF SALES	141,255	117,726	360,534	337,398
GROSS MARGIN	118,353	114,460	265,639	256,270
OPERATING EXPENSES
Operating, general and administrative	58,677	68,645	121,125	129,972
Property and other taxes	20,660	18,713	41,252	38,178
Depreciation	20,793	18,751	40,687	37,580
TOTAL OPERATING EXPENSES	100,130	106,109	203,064	205,730
OPERATING INCOME	18,223	8,351	62,575	50,540
Interest Expense	(14,527)	(14,622)	(27,747)	(29,058)
Other Income	359	3,147	737	8,417
Income (Loss) From Continuing Operations Before Income Taxes	4,055	(3,124)	35,565	29,899
Income Tax Benefit (Expense)	(1,621)	310	(13,989)	(11,738)
Income (Loss) From Continuing Operations	2,434	(2,814)	21,576	18,161
Discontinued Operations, Net of Taxes	—	368	—	418
Net Income (Loss)	$2,434	$(2,446)	$21,576	$18,579
Average Common Shares Outstanding	35,988	35,511	35,855	35,547
Basic Earnings per Average Common Share
Continuing operations	$0.07	$(0.08)	$0.60	$0.51
Discontinued operations	0.00	0.01	0.00	0.01
Basic	$0.07	$(0.07)	$0.60	$0.52
Diluted Earnings per Average Common Share
Continuing operations	$0.06	$(0.08)	$0.57	$0.50
Discontinued operations	0.00	0.01	0.00	0.01
Diluted	$0.06	$(0.07)	$0.57	$0.51
Dividends Declared per Average Common Share	$0.31	$0.31	$0.62	$0.62

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net Income	$21,576	$18,579
Items not affecting cash:
Depreciation	40,687	37,580
Amortization of debt issue costs, discount and deferred hedge gain	805	1,301
Amortization of restricted stock	4,259	329
Equity portion of allowance for funds used during construction	(163)	—
Income from discontinued operations, net of taxes	—	(418)
Gain on sale of assets	—	(2,392)
Gain on derivative instruments	—	(5,203)
Deferred income taxes	12,712	13,017
Proceeds from hedging activities	—	6,292
Changes in current assets and liabilities:
Restricted cash	(824)	(2,543)
Accounts receivable	46,979	70,760
Inventories	3,126	(12,672)
Prepaid energy supply costs	(547)	(723)
Other current assets	(330)	(3,246)
Accounts payable	(18,314)	(44,240)
Accrued expenses	3,622	(11,107)
Regulatory assets and liabilities	32,386	18,609
Other noncurrent assets	6,822	4,738
Other noncurrent liabilities	(16,559)	5,229
Cash provided by continuing operating activities	136,237	93,890
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(52,608)	(45,335)
Colstrip Unit 4 acquisition	(40,247)	—
Proceeds from sale of assets	592	23,304
Proceeds from hedging activities	—	5,355
Cash used in continuing investing activities	(92,263)	(16,676)
FINANCING ACTIVITIES:
Deferred gas storage	—	(11,718)
Proceeds from exercise of warrants	10,600	221
Treasury stock activity	(6)	(3,730)
Dividends on common stock	(22,297)	(22,033)
Repayment of long-term debt	(3,920)	(173,795)
Line of credit repayments, net	(30,000)	(38,000)
Issuance of long term debt	—	170,205
Financing costs	(281)	(5,746)
Cash used in continuing financing activities	(45,904)	(84,596)
DISCONTINUED OPERATIONS:
Operating cash flows of discontinued operations, net	—	(3,431)
Investing cash flows of discontinued operations, net	—	2,872
Financing cash flows of discontinued operations, net	—	—
Decrease in restricted cash held by discontinued operations	—	8,255
Increase (Decrease) in Cash and Cash Equivalents	(1,930)	314
Cash and Cash Equivalents, beginning of period	1,930	2,691
Cash and Cash Equivalents, end of period	$—	$3,005
Supplemental Cash Flow Information:
Cash paid during the period for:
Income Taxes	1,274	112
Interest	18,993	22,662
Significant noncash transactions:
Assumption of debt related to Colstrip Unit 4 acquisition	20,438	—

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

(2) Termination of Merger Agreement with Babcock & Brown Infrastructure Limited

On April 25, 2006, we entered into an Agreement and Plan of Merger (Merger Agreement) with BBI, an infrastructure investment company listed on the Australian Stock Exchange, under which BBI would acquire NorthWestern Corporation in an all-cash transaction at $37 per share. We had received all approvals necessary for the transaction, except from the Montana Public Service Commission (MPSC). On May 22, 2007 the MPSC unanimously directed its staff to draft an order denying the transaction. On June 25, 2007, we and BBI filed a formal joint request asking the MPSC to consider a revised proposal. In connection with our joint request to the MPSC, we and BBI agreed that if the MPSC denied the revised application, then either party in their sole discretion could terminate the Merger Agreement. On July 24, 2007, the MPSC denied the joint request and BBI terminated the Merger Agreement. The MPSC issued a final written order on July 31, 2007.

We incurred transaction related costs of approximately $1.3 million during the six months ended June 30, 2007. Our total transaction related costs since inception were $15.3 million, which have been expensed as incurred.

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

(4) Variable Interest Entities

FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R requires the consolidation of entities which are determined to be variable interest entities (VIEs) when we are the primary beneficiary of a VIE, which means we have a controlling financial interest. Certain long-term purchase power and tolling contracts may be considered variable interests under FIN 46R. We have various long-term purchase power contracts with other utilities and certain qualifying facility plants. After evaluation of these contracts, we believe one qualifying facility contract may constitute a variable interest entity under the provisions of FIN 46R. We are currently engaged in adversary proceedings with this qualifying facility and, while we have made exhaustive efforts, we have been unable to obtain the information necessary to further analyze this contract under the requirements of FIN 46R. We continue to account for this qualifying facility contract as an executory contract as we have been unable to obtain the necessary information from this qualifying facility in order to determine if it is a VIE and if so, whether we are the primary beneficiary. Based on the current contract terms with this qualifying facility, our estimated gross contractual payments aggregate approximately $532.0 million through 2025, and are included in Contractual Obligations and Other Commitments of Management’s Discussion and Analysis.

We also consolidate the Owner Trust associated with our Owner Participant interest in the electric generation unit known as Colstrip Unit 4 in accordance with FIN 46R. See Note 13, Colstrip Unit 4 Acquisition, for further details.

(5) Income Taxes

We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 provides that a tax position that meets the more-likely-than-not threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. As a result of the implementation of FIN 48, we increased our deferred tax assets by $77.5 million and decreased other noncurrent liabilities by $2.4 million, with a corresponding decrease to goodwill. The decrease to goodwill is consistent with the guidance in SFAS No. 109 and the requirements of fresh-start reporting, as our uncertain tax positions relate to periods prior to our emergence from bankruptcy. We have unrecognized tax benefits of approximately $102.5 million as of June 30, 2007.

If any of our unrecognized tax benefits were recognized, they would have no impact on our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations prior to June 30, 2008.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the six months ended June 30, 2007, we have not recognized expense for interest or penalties, and do not have any amounts accrued at June 30, 2007 and December 31, 2006, respectively, for the payment of interest and penalties.

Our federal tax returns from 2000 forward remain subject to examination by the Internal Revenue Service.

(6) Goodwill

Our goodwill was decreased by approximately $79.9 million during the six months ended June 30, 2007 to record the impact of the adoption of FIN 48 as discussed in Note 5, Income Taxes. Goodwill by segment is as follows (in thousands):

	June 30, 2007	December 31, 2006
Regulated electric	$241,100	$295,377
Regulated natural gas	114,028	139,699
Unregulated electric	—	—
Unregulated natural gas	—	—
	$355,128	$435,076

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

Comprehensive income is calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$2,434	$(2,446)	$21,576	$18,579
Other comprehensive income (loss), net of tax:
Reclassification of net gains on hedging instruments from OCI to net income (loss), net of tax of $711 in 2006	(297)	(61)	(594)	(3,885)
Unrealized gain on derivative instruments qualifying as hedges, net of tax of $1,359 and $4,633 in the three and six months ended June 30, 2006, respectively	—	4,819	—	12,738
Foreign currency translation	151	81	170	79
Comprehensive income	$2,288	$2,393	$21,152	$27,511

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

During the second and third quarters of 2006, we issued $170.2 million of Montana Pollution Control Obligations and $150 million of Montana First Mortgage Bonds. In association with these refinancing transactions, we settled $170.2 million and $150 million of forward starting interest rate swap agreements, and received aggregate settlement payments of approximately $6.3 million and $8.3 million, respectively. AOCI includes unrealized pre-tax gains related to these transactions of $13.4 million and $14.0 million at June 30, 2007 and December 31, 2006, respectively. We expect to reclassify approximately $1.2 million of pre-tax gains on these cash-flow hedges from AOCI into interest expense during the next twelve months. The cash proceeds related to these hedges are reflected in operating activities on the statement of cash flows. We have no further interest rate swaps outstanding.

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

We evaluate the performance of these segments based on gross margin. Items below operating income are not allocated between our electric and natural gas segments. The accounting policies of the operating segments are the same as the parent except that the parent allocates some of its operating expenses to the operating segments according to a methodology designed by management for internal reporting purposes and involves estimates and assumptions. Financial data for the business segments, are as follows (in thousands):

Three months ended	Regulated		Unregulated
June 30, 2007	Electric	Gas	Electric	Gas	Other	Eliminations	Total
Operating revenues	$170,579	$62,032	$14,601	$16,715	$—	$(4,319)	$259,608
Cost of sales	87,890	36,924	4,205	16,180	—	(3,944)	141,255
Gross margin	82,689	25,108	10,396	535	—	(375)	118,353
Operating, general and administrative	30,831	16,063	7,536	356	4,266	(375)	58,677
Property and other taxes	14,453	5,345	856	2	4	—	20,660
Depreciation	15,280	4,107	954	12	440	—	20,793
Operating income (loss)	22,125	(407)	1,050	165	(4,710)	—	18,223
Total assets	$1,483,660	$731,352	$118,604	$5,058	$15,267	$—	$2,353,941
Capital expenditures	$16,156	$14,681	$1,301	$—	$—	$—	$32,138

Three months ended	Regulated		Unregulated
June 30, 2006	Electric	Gas	Electric	Gas	Other	Eliminations	Total
Operating revenues	$151,007	$58,209	$13,707	$17,001	$78	$(7,816)	$232,186
Cost of sales	71,478	35,565	3,049	15,055	38	(7,459)	117,726
Gross margin	79,529	22,644	10,658	1,946	40	(357)	114,460
Operating, general and administrative	33,381	15,300	10,533	437	9,351	(357)	68,645
Property and other taxes	13,245	4,558	878	21	11	—	18,713
Depreciation	14,440	3,630	383	100	198	—	18,751
Operating income (loss)	18,463	(844)	(1,136)	1,388	(9,520)	—	8,351
Total assets	$1,490,922	$739,430	$46,991	$12,602	$39,902	$—	$2,329,847
Capital expenditures	$16,360	$6,054	$1,742	$5	$—	$—	$24,161

Six months ended	Regulated		Unregulated
June 30, 2007	Electric	Gas	Electric	Gas	Other	Eliminations	Total
Operating revenues	$349,073	$220,221	$36,879	$32,786	$—	$(12,786)	$626,173
Cost of sales	180,679	152,134	8,441	31,173	—	(11,893)	360,534
Gross margin	168,394	68,087	28,438	1,613	—	(893)	265,639
Operating, general and administrative	65,339	34,148	15,904	713	5,914	(893)	121,125
Property and other taxes	28,644	10,940	1,635	26	7	—	41,252
Depreciation	30,658	8,057	1,370	86	516	—	40,687
Operating income (loss)	43,753	14,942	9,529	788	(6,437)	—	62,575
Total assets	$1,483,660	$731,352	$118,604	$5,058	$15,267	$—	$2,353,941
Capital expenditures	$28,552	$22,115	$1,941	$—	$—	$—	$52,608

Six months ended	Regulated		Unregulated
June 30, 2006	Electric	Gas	Electric	Gas	Other	Eliminations	Total
Operating revenues	$319,108	$217,710	$38,510	$50,629	$166	$(32,455)	$593,668
Cost of sales	160,626	154,743	6,420	47,056	91	(31,538)	337,398
Gross margin	158,482	62,967	32,090	3,573	75	(917)	256,270
Operating, general and administrative	66,043	32,555	20,456	822	11,013	(917)	129,972
Property and other taxes	26,732	9,586	1,800	45	15	—	38,178
Depreciation	28,963	7,302	705	201	409	—	37,580
Operating income (loss)	36,744	13,524	9,129	2,505	(11,362)	—	50,540
Total assets	$1,490,922	$739,430	$46,991	$12,602	$39,902	$—	$2,329,847
Capital expenditures	$34,031	$8,636	$2,663	$5	$—	$—	$45,335

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

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Basic computation	35,854,902	35,547,310
Dilutive effect of
Restricted shares	530,655	35,164
Stock warrants	1,469,097	1,156,109
Diluted computation	37,854,654	36,738,583

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Basic computation	35,988,340	35,510,760
Dilutive effect of
Restricted shares	530,655	—
Stock warrants	1,355,872	—
Diluted computation	37,874,867	35,510,760

Warrants outstanding as of June 30, 2007 and 2006 of 4,100,006 and 4,607,570, respectively, are dilutive and have been included in the diluted earnings per share calculations. These warrants are exercisable through November 1, 2007. Each warrant could be exchanged for 1.10 and 1.06 shares of common stock and have an exercise price of $25.62 and $26.86 as of June 30, 2007 and 2006, respectively. Under the terms of the warrant agreement, the exercise price of the warrants is subject to adjustment from time to time, based on certain events. These events include additional share issuances and dividend payments. An adjustment is made in the case of a cash dividend if the amount of the cash dividend increases or decreases the exercise price by at least 1%, otherwise such amount is carried forward and taken into account with any subsequent cash dividend. Adjustments in the exercise price also require an adjustment in the number of shares covered by the warrants. A total of 406,519 warrants were exercised during the six months ended June 30, 2007.

(11) Employee Benefit Plans

Net periodic benefit cost for our pension and other postretirement plans consists of the following for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
	2007	2006	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$2,185	$2,392	$102	$198
Interest cost	5,501	5,351	519	675
Expected return on plan assets	(6,388)	(5,642)	(310)	(274)
Amortization of prior service cost	61	61	—	—
Net Periodic Benefit Cost	$1,359	$2,162	$311	$599

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,
	2007	2006	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$4,474	$4,525	$290	$370
Interest cost	10,900	10,395	1,221	1,388
Expected return on plan assets	(12,211)	(10,729)	(535)	(415)
Amortization of prior service cost	121	121	(180)	—
Net Periodic Benefit Cost	$3,284	$4,312	$796	$1,343

In April 2007, we contributed approximately $21.1 million to our pension plans. We expect to contribute an additional $1.5 million to our pension plans during the remainder of 2007.

(12) Commitments and Contingencies

ENVIRONMENTAL LIABILITIES

Environmental laws and regulations are continually evolving, and, therefore, the character, scope, cost and availability of the measures we may be required to take to ensure compliance with evolving laws or regulations cannot be accurately predicted. The range of exposure for environmental remediation obligations at present is estimated to range between $20.4 million to $56.1 million. As of June 30, 2007, we have a reserve of approximately $33.9 million. We anticipate that as environmental costs become fixed and reliably determinable, we will seek insurance reimbursement and/or authorization to recover these in rates; therefore, we do not expect these costs to have a material adverse effect on our consolidated financial position, ongoing operations, or cash flows.

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

Manufactured Gas Plants

Approximately $28.6 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System (CERCLIS) list as contaminated with coal tar residue. We are currently investigating, characterizing, and initiating remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Energy and Natural Resources. Our current reserve for remediation costs at this site is approximately $15.4 million, and we estimate that approximately $13 million of this amount will be incurred during the next five years.

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

In addition, we own or have responsibility for sites in Butte, Missoula and Helena, Montana on which former manufactured gas plants were located. An investigation conducted at the Missoula site did not require entry into the Montana Department of Environmental Quality (MDEQ) voluntary remediation program, but required preparation of a groundwater monitoring plan. The Butte and Helena sites were placed into the MDEQ’s voluntary remediation program for cleanup due to the existence of exceedences of regulated pollutants in the groundwater. We conducted additional groundwater monitoring during 2005 and 2006 at the Butte and Missoula sites and have analyzed the data and presented it to the MDEQ. At this time, we believe that natural attenuation should address the problems at these sites; however, additional groundwater monitoring will be necessary. Recent monitoring of groundwater and aquifer characterization work at the Helena manufactured gas plant site suggests that groundwater remediation may not be necessary to prevent certain contaminants from migrating offsite. We have evaluated the results of a pilot program meant to promote aerobic degradation of certain targeted contaminants and it appears that this has limited impact on the overall contaminant levels in the aquifer. Further data collection is ongoing to complete the evaluation and assess other remediation technologies to determine the optimal remedial technology for this site. Monitoring of groundwater at this site will be necessary for an extended time. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of risk-based remedial action at the Helena site.

Based upon our investigations to date, our current environmental liability reserves, applicable insurance coverage, and the potential to recover some portion of prudently incurred remediation costs in rates, we do not expect remediation costs at these locations to be materially different from the established reserve.

Milltown Mining Waste

Our subsidiary, Clark Fork and Blackfoot, LLC (CFB), owns the Milltown Dam hydroelectric facility, a three megawatt generation facility located at the confluence of the Clark Fork and Blackfoot Rivers. In April 2003, the Environmental Protection Agency (EPA) announced its proposed remedy to address the mining waste contamination located in the Milltown Reservoir. This remedy proposed partial removal of the contaminated sediments located within the Milltown Reservoir, together with the removal of the Milltown Dam and powerhouse (this remedy was incorporated into the EPA’s formal Record of Decision issued on December 20, 2004). In light of this pre-Record of Decision announcement, we entered into a stipulation (Stipulation) with Atlantic Richfield, the EPA, the Department of the Interior, the State of Montana and the Confederated Salish and Kootenai Tribes (collectively, the Government Parties), which capped NorthWestern’s and CFB’s collective liability to Atlantic Richfield and the Government Parties at $11.4 million. In April 2006, we released escrowed amounts of $2.5 million and $7.5 million to the State of

Montana and Atlantic Richfield, respectively, in accordance with the terms of the consent decree described below.

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

Pursuant to the terms of the consent decree, the parties expect that the remaining financial obligation of $1.4 million to the State of Montana will be covered through a combination of any refund of premium upon cancellation of the catastrophic release policy, and the sale or transfer of land and water rights associated with the Milltown Dam operations.

Other

We, along with eight other potentially responsible parties, have signed an Administrative Settlement Agreement and Order on Consent to conduct a Remedial Investigation/Feasibility Study at the Harbor Oil Superfund Site, an oil recycling facility in Oregon to which waste oil had been transported by The Montana Power Company and others. We will continue to use certain PCB-contaminated equipment for its remaining useful life and will, thereafter, dispose of the equipment according to pertinent regulations that govern the use and disposal of such equipment.

We continue to manage equipment containing polychlorinated biphenyl (PCB) oil in accordance with the EPA’s Toxic Substance Control Act regulations. We will continue to use certain PCB-contaminated equipment for its remaining useful life and will, thereafter, dispose of the equipment according to pertinent regulations that govern the use and disposal of such equipment.

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

LEGAL PROCEEDINGS

Magten/Law Debenture/QUIPS Litigation

Magten and Law Debenture v. NorthWestern Corporation - On April 16, 2004, Magten Asset Management Corporation (Magten) and Law Debenture Trust Company (Law Debenture) initiated an adversary proceeding, which we refer to as the QUIPS Litigation, against NorthWestern seeking among other things, to void the transfer of certain assets and liabilities of CFB to us. In essence, Magten and Law Debenture are asserting that the transfer of the transmission and distribution assets acquired from the Montana Power Company was a fraudulent conveyance because such transfer allegedly left CFB insolvent and unable to pay certain claims. The plaintiffs also assert that they are creditors of CFB as a result of Magten owning a portion of the Series A 8.5% Quarterly Income Preferred Securities (QUIPS) for which Law Debenture serves as the Indenture Trustee. Plaintiffs seek, among other things, the avoidance of the transfer of assets, declaration that the assets were fraudulently transferred and are not property of our bankruptcy estate, the imposition of constructive trusts over the transferred assets and the return of such assets to CFB. On September 29, 2006, the Delaware District Court, which has jurisdiction over this lawsuit, denied NorthWestern’s Motion for a Protective Order to limit the scope of discovery sought by plaintiffs. On July 18, 2007, the Delaware District Court extended the discovery schedule and set the trial for March 2008. We intend to vigorously defend against the QUIPS litigation.

Magten v. Certain Current and Former Officers - On April 19, 2004, Magten also filed a complaint against certain former and current officers of CFB in U.S. District Court in Montana, seeking compensatory and punitive damages for alleged breaches of fiduciary duties by such officers in connection with the same transaction described above which is at issue in the QUIPS Litigation, namely the transfer of the transmission and distribution assets acquired from the Montana Power Company to NorthWestern. Those officers have requested CFB to indemnify them for their legal fees and costs in defending against the lawsuit and any settlement and/or judgment in such lawsuit. That lawsuit was transferred to the Federal District Court in Delaware in July 2005 and is consolidated with the QUIPS Litigation for purposes of discovery and pre-trial matters. The Federal District Court has denied Magten's motions without prejudice to refile and denied the request for leave to file a dispositive motion before the deadline previously established by the Federal District Court. We anticipate that dispositive motions will be filed pursuant to the Federal District Court's schedule for filing such motions at the close of discovery. On July 18, 2007 the Delaware District Court extended the discovery schedule and set the trial for March 2008.

Magten v. Bank of New York - In July 2006, Magten served a complaint against The Bank of New York (BNY) in an action filed in New York State court, seeking damages for alleged breach of contract, breach of fiduciary duty and negligence in connection with the same transaction described above which is at issue in the QUIPS Litigation. Specifically, Magten alleges that BNY, as the Indenture Trustee at the time of the 2002 transfer of assets from Montana Power Company to NorthWestern, should have taken steps to protect the QUIPS holders’ interests by seeking to set aside the transfer and imposing a constructive trust on the assets. The New York State court dismissed Magten’s complaint in May 2007 and Magten has filed a notice of appeal. BNY has asserted a right to indemnification by NorthWestern for legal fees and costs incurred in defending against Magten’s claims pursuant to the terms of the Indenture governing the QUIPS under which BNY served as Trustee. It is our position that any such recovery should be payable from the Class 9 Disputed Claim Reserve set aside under NorthWestern’s Chapter 11 Plan of Reorganization (the “Plan”), although the Plan Committee, acting on behalf of certain creditors of NorthWestern’s bankruptcy estate, has objected to this position.

Magten and Law Debenture v. NorthWestern Corporation and Certain Individuals - On April 15, 2005, Magten and Law Debenture filed an adversary complaint in the Bankruptcy Court against NorthWestern Corporation and certain former and current officers and directors seeking to revoke the Confirmation Order of our Plan of Reorganization on the grounds that it was procured by fraud as a result of the alleged failure to adequately fund the Class 9 Disputed Claims Reserve with enough shares of new common stock to satisfy a potential full recovery on all pending claims against NorthWestern’s bankruptcy estate which were outstanding at the time the Plan became effective on November 1, 2004. The plaintiffs also alleged breach of fiduciary duty on the part of certain former and current officers in connection with the alleged under-funding of the Disputed Claims Reserve. NorthWestern filed a motion to dismiss or stay the litigation and on July 26, 2005, the Bankruptcy Court ordered a stay of the litigation pending resolution of Magten’s appeal of the Order confirming our Plan of Reorganization. NorthWestern intends to seek dismissal of this action and to the extent such action is not dismissed, NorthWestern intends to vigorously defend this action.

Twice during 2005 and during the second quarter of 2007, Magten, Law Debenture, the Plan Committee and NorthWestern unsuccessfully engaged in mediation to resolve the pending appeals and other pending litigation described above. We continue to have settlement discussions with the parties, and are currently engaged in further mediation efforts in the Third Circuit. At this time, we cannot predict the impact or resolution of any of these actions or reasonably estimate a range of possible loss, which could be material. We intend to vigorously defend against the adversary proceedings, lawsuits, appeals and any subsequently filed similar litigation. While we cannot currently predict the impact or resolution of this litigation, the plaintiffs’ claims with respect to the QUIPs Litigation will be treated as general unsecured, or Class 9, claims and will be satisfied out of the Class 9 Disputed Claims Reserv e established under the Plan.

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

We are one of the defendants in a second class action lawsuit brought by the McGreevey plaintiffs, also entitled McGreevey, et al. v. The Montana Power Company, et al., and pending in U.S. District Court in Montana. This lawsuit, like the Magten litigation described above, seeks, among other things, the avoidance of the transfer of assets from CFB to us, declaration that the assets were fraudulently transferred and are not property of our bankruptcy estate, the imposition of constructive trusts over the transferred assets, and the return of such assets to CFB. In response to this litigation, we filed an adversary proceeding in the Delaware Bankruptcy Court and obtained an order in October 2005 enjoining the McGreevey plaintiffs from prosecuting their lawsuit against us.

In June 2006, we and the McGreevey plaintiffs entered into an agreement to settle all claims brought by the McGreevey plaintiffs in all of the actions described above, wherein the McGreevey plaintiffs executed a covenant not to execute against us, and we quit claimed any interest we had in any claims we may or may not have under any applicable directors and officers liability insurance policy, against any insurers for contractual or extracontractual damages, and against certain defendants in the McGreevey lawsuits. In November 2006, this agreement was approved by the Delaware Bankruptcy Court and the claims were discharged. The plaintiffs’ attorneys and we filed a joint motion to dismiss the claims against us in the McGreevey lawsuits and no objections were filed. On March 16, 2007, the federal court in Montana denied the motions to dismiss us from the McGreevey lawsuits, questioning the benefits of the settlement to be received by the class members in the settlement and the authority of the plaintiffs’ counsel to have negotiated the settlement without a class having been certified by the federal court. We believe that the settlement agreement, which was approved by the Delaware Bankruptcy Court in our bankruptcy case, is valid. The Bankruptcy Court in the Touch America case currently has under advisement a decision on whether or not the claims raised by the McGreevey plaintiffs are part of the bankruptcy estate of Touch America. This decision may determine if we need to file any further motions with the Montana federal court.

City of Livonia

In November 2005, we and our directors were named as defendants in a shareholder class action and derivative action entitled City of Livonia Employee Retirement System v. Draper, et al., pending in the U.S. District Court for the District of South Dakota. The plaintiff claims, among other things, that the directors breached their fiduciary duties by not sufficiently negotiating with Montana Public Power Inc. and Black Hills Corporation, two entities that had made public, unsolicited offers to purchase NorthWestern. On April 26, 2006, Livonia amended its complaint to add allegations that our directors had erred in choosing the BBI offer because it was not the most attractive offer they had received for the company. The parties entered into a settlement agreement which provided that NorthWestern would redeem the existing shareholder rights plan either following shareholder approval of the Merger Agreement with BBI or upon termination of the Merger Agreement with BBI – whichever occurs first. Under the proposed agreement, the Board could adopt a new shareholder rights plan if the shareholders approve adoption of such a plan in advance or, in the event that circumstances require timely implementation of such a plan, the Board seeks and receives approval from shareholders within 12 months after adoption. In December 2006 the federal court indicated it would not approve the settlement because it did not provide any benefit to the class members. Based on the federal court’s order, the plaintiffs agreed to dismiss the lawsuit with prejudice on the condition that the federal court would retain jurisdiction over any award of attorneys’ fees. The plaintiffs’ motion seeking discovery in advance of its motion for an award of attorneys’ fees was denied. Plaintiffs have filed a motion for attorneys’ fees and costs seeking $9.9 million on the grounds that the Board’s acceptance of the BBI offer was attributable to their efforts. We have responded arguing that plaintiffs opposed all of the Board’s efforts leading to the BBI transaction and that its lawyers are thus entitled to no fees. The plaintiffs filed a reply in May 2007. On May 24, 2007, we notified the federal court of the MPSC unanimous direction to its staff to draft an order rejecting the proposed BBI transaction, noting that unless the BBI transaction was approved, the plaintiffs’ argument for benefit to the estate would be moot and suggested that the federal court delay any ruling until the MPSC reaches a final decision on the BBI transaction. On July 25, 2007, we advised the federal court that the Merger Agreement was terminated based on the action by the MPSC denying consideration of the revised proposal and denying approval of the transaction. We are awaiting a decision by the federal court and we believe that any award of attorneys' fees would be reimbursed by insurance proceeds.

Ammondson

In April 2005, a group of former employees of the Montana Power Company filed a lawsuit in the state court of Montana against us and certain officers styled Ammondson, et al. v. NorthWestern Corporation, et al., Case No. DV-05-97. The former employees have alleged that by moving to terminate their supplemental retirement contracts in our bankruptcy proceeding without having listed them as claimants or giving them notice of the disclosure statement and Plan, that we breached those contracts, and breached a covenant of good faith and fair dealing under Montana law and by virtue of filing a complaint in our Bankruptcy Case against those employees from seeking to prosecute their state court action against NorthWestern, we had engaged in malicious prosecution and should be subject to punitive damages. On May 4, 2005, the Bankruptcy Court found that it did not have jurisdiction over these contracts, dismissed our action against these former employees, and transferred our motion to terminate the contracts to Montana state court. We unsuccessfully engaged in mediation of this dispute in November 2005 and September 2006. We recorded a loss of $2.6 million in November 2005 to reestablish a liability for the present value of amounts due to these former employees under their supplemental retirement contracts, paid all past due amounts plus interest and reestablished monthly payments to these former employees under the terms of their contracts. In February 2007, a jury verdict was rendered against us in Montana state court, which ordered us to pay $17.4 million in compensatory and $4.0 million in punitive damages in a case called Ammondson, et al. v. NorthWestern Corporation, et al. Due to the verdict, we recognized a loss of $19.0 million in our 2006 results of operations to increase our recorded liability related to this claim. The Montana state court reviewed the amount of the punitive damages under state law and did not alter the amount. We have appealed the judgment and posted a $25.8 million bond. We intend to vigorously pursue the appeal; however, there can be no assurance that we will prevail in our efforts. We expect to incur additional legal and court costs related to these proceedings.

Other Litigation and Contingencies

During the second quarter of 2007 we voluntarily informed the Federal Energy Regulatory Commission (FERC) of several potential regulatory compliance issues related to our natural gas business. The FERC has initiated a nonpublic, informal investigation. We cannot currently predict the outcome of the FERC’s investigation.

In December 2006, the MPSC issued an order finalizing certain qualifying facility rates for the periods July 1, 2003 through June 30, 2006. Colstrip Energy Limited Partnership (CELP) is a qualifying facility with which we have a power purchase agreement through 2025. CELP filed a complaint against NorthWestern and the MPSC in Montana district court on July 6, 2007. Under the terms of the power purchase agreement with CELP, energy and capacity rates were fixed through June 30, 2004 and beginning July 1, 2004 through the end of the contract energy and capacity rates are to be determined each year pursuant to a formula. If the MPSC’s order is upheld in its current form, we anticipate reducing our QF liability by approximately $25 million as our estimate of energy and capacity rates for the remainder of the contract period would be reduced. CELP is disputing the methodology, used by us and approved by the MPSC, to calculate energy and capacity payments for the contract years 2004 and 2005. CELP is claiming that NorthWestern breached the power purchase agreement causing damages, which CELP asserts are not presently known but believed to be approximately $22 million for contract years 2004 and 2005. We believe CELP has no basis for their complaint and we are currently evaluating our next course of action.

Relative to our leasehold interest in Colstrip Unit 4, the Mineral Management Service of the United States Department of Interior (MMS) issued two orders to Western Energy Company (WECO) in 2002 and 2003 to pay additional royalties concerning coal sold to Colstrip Units 3 and 4 owners. The orders assert that additional royalties are owed as a result of WECO not paying royalties in connection with revenue received by WECO from the Colstrip Units 3 and 4 owners under a coal transportation agreement during the period October 1, 1991 through December 31,

2001. On April 28, 2005, the appeals division of the MMS issued an order that reduced the amount claimed due to the application of statute of limitations. The state of Montana issued a demand to WECO in May 2005 consistent with the MMS position outlined above on these transportation revenues. Further, on September 28, 2006, the MMS issued an order to pay additional royalties on the basis of an audit of WECO’s royalty payments during the three years 2002 to 2004. WECO has appealed these orders and we are monitoring the process. The Colstrip Units 3 and 4 owners and WECO currently dispute the responsibility of the expenses if the MMS position prevails. We believe that the Colstrip Units 3 and 4 owners have reasonable defenses in this matter. However, if the MMS position prevails and WECO prevails in passing the expense responsibility to the owners, our share of the alleged additional royalties would be 15 percent, or approximately $1.2 million, and ongoing royalty expenses related to coal transportation.

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

In accordance with FIN 46R, we have consolidated the Owner Trust, which was determined to be a VIE. As a result of this consolidation, approximately $20.4 million of electric generation property, plant and equipment and non-recourse long-term debt (which is secured by the generation assets) are included on our consolidated balance sheet as of June 30, 2007. The debt was incurred by the Owner Trust to finance the initial purchase of the undivided interest in Colstrip Unit 4.

(14) Rate Matters

South Dakota Natural Gas Rate Case – In June 2007, we filed a request with the South Dakota Public Utilities Commission for a natural gas distribution revenue increase of $3.7 million. We are currently awaiting the establishment of a procedural schedule.

Nebraska Natural Gas Rate Case– In June 2007, we filed a request with the Nebraska Public Service Commission for a natural gas distribution revenue increase of $2.8 million. We will negotiate the rate case directly with the cities we serve in Nebraska.

FERC Transmission Rate Case – In October 2006, we filed a request with the FERC for an electric transmission revenue increase. Our requested increase pertains only to FERC jurisdictional wholesale transmission and retail choice customers representing approximately $8.6 million in revenue. In May 2007, we implemented interim rates, which are subject to refund plus interest pending final resolution. We are currently involved in settlement discussions with intervenors.

Montana Electric and Natural Gas Rate Case – In July 2007, we filed a request with the MPSC for a electric transmission and distribution revenue increase of $31.4 million, and a natural gas transmission, storage and distribution revenue increase of $10.5 million. We are currently awaiting the establishment of a procedural schedule.

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

Termination of Merger Agreement with Babcock & Brown Infrastructure Limited

On April 25, 2006, we entered into an Agreement and Plan of Merger (Merger Agreement) with BBI, an infrastructure investment company listed on the Australian Stock Exchange, under which BBI would acquire NorthWestern Corporation in an all-cash transaction at $37 per share. We had received all approvals necessary for the transaction, except from the Montana Public Service Commission (MPSC).On May 22, 2007 the MPSC unanimously directed its staff to draft an order denying the transaction. On June 25, 2007, we and BBI filed a formal joint request asking the MPSC to consider a revised proposal. In connection with our joint request to the MPSC, we and BBI agreed that if the MPSC denied the revised application, then either party in their sole discretion could terminate the Merger Agreement. On July 24, 2007, the MPSC denied the joint request and BBI terminated the Merger Agreement. The MPSC issued a final written order on July 31, 2007.

We incurred transaction related costs of approximately $1.3 million during the six months ended June 30, 2007. Our total transaction related costs since inception were $15.3 million, which have been expensed as incurred.

Other Highlights

Other highlights for the three months ended June 30, 2007 include:

•	Improved operating income of $9.8 million as compared to 2006 due to higher margins and lower operating expenses as discussed below; and
•	Filing natural gas distribution rate cases in South Dakota and Nebraska requesting a combined revenue increase of approximately $6.5 million.

OVERALL CONSOLIDATED RESULTS

The following is a summary of our results of operations for the three and six months ended June 30, 2007 and 2006. Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments. This discussion is followed by a more detailed discussion of operating results by segment.

Three Months Ended June 30, 2007 Compared with the Three Months Ended June 30, 2006

	Three Months Ended June 30,
	2007	2006	Change	% Change
	(in millions)
Operating Revenues
Regulated Electric	$170.6	$151.0	$19.6	13.0%
Regulated Natural Gas	62.0	58.2	3.8	6.5
Unregulated Electric	14.6	13.7	0.9	6.6
Unregulated Natural Gas	16.7	17.0	(0.3)	(1.8)
Other	—	0.1	(0.1)	(100.0)
Eliminations	(4.3)	(7.8)	3.5	(44.9)
	$259.6	$232.2	$27.4	11.8%

	Three Months Ended June 30,
	2007	2006	Change	% Change
	(in millions)
Cost of Sales
Regulated Electric	$87.9	$71.5	$16.4	22.9%
Regulated Natural Gas	36.9	35.6	1.3	3.7
Unregulated Electric	4.2	3.0	1.2	40.0
Unregulated Natural Gas	16.2	15.1	1.1	7.3
Other	—	—	—	—
Eliminations	(4.0)	(7.5)	3.5	(46.7)
	$141.2	$117.7	$23.5	20.0%

	Three Months Ended June 30,
	2007	2006	Change	% Change
	(in millions)
Gross Margin
Regulated Electric	$82.7	$79.5	$3.2	4.0%
Regulated Natural Gas	25.1	22.6	2.5	11.1
Unregulated Electric	10.4	10.7	(0.3)	(2.8)
Unregulated Natural Gas	0.5	1.9	(1.4)	(73.7)
Other	—	0.1	(0.1)	(100.0)
Eliminations	(0.3)	(0.3)	—	—
	$118.4	$114.5	$3.9	3.4%

Consolidated gross margin for the three months ended June 30, 2007 was $118.4 million, an increase of $3.9 million, or 3.4%, as compared with gross margin of $114.5 million in the second quarter of 2006. Margins in our regulated electric segment increased $3.2 million primarily due to customer growth. Margin in our regulated natural gas segment increased $2.5 million primarily due to higher volumes from colder weather in our Montana service territory. Offsetting these increases was a decrease of $1.4 million in unregulated natural gas margin primarily due to a renegotiated gas supply and management services contract and lower volumes.

	Three Months Ended June 30,
	2007	2006	Change	% Change
	(in millions)
Operating Expenses
Operating, general and administrative	$58.7	$68.6	$(9.9)	(14.4)%
Property and other taxes	20.6	18.7	1.9	10.2
Depreciation	20.8	18.8	2.0	10.6
	$100.1	$106.1	$(6.0)	(5.7)%

Consolidated operating, general and administrative expenses were $58.7 million for the three months ended June 30, 2007 as compared with $68.6 million in the second quarter of 2006. Transaction related costs pursuant to the proposed BBI acquisition accounted for approximately $7.0 million of the decrease. In addition, lease expense decreased by $3.1 million mainly due to our purchase of the Owner Participant interest in a portion of the Colstrip Unit 4 generating facility in March 2007. With this purchase, our annual lease expense (a component of operating, general and administrative expenses) will decrease by approximately $7.8 million. These decreases were partially offset by increased expense related to restricted stock awards granted in 2006 of $2.0 million.

Property and other taxes were $20.6 million for the three months ended June 30, 2007 as compared with $18.7 million in 2006. We have seen significant increases in our Montana property taxes since 2003, due primarily to increasing valuation assessments of our property by the Montana Department of Revenue. We have protested approximately $11.6 million and $16.3 million of our 2005 and 2006 property taxes, respectively, and are currently appealing our 2005 valuation before the State Tax Appeal Board in Montana. We have recognized our property tax expense based on the total amount billed (including amounts protested), so if we are successful with our appeal, we will recognize a reduction of property tax expense in the period the appeal is resolved.

Under Montana law, we are allowed to track the changes in the actual level of state and local taxes and fees and recover these amounts in rates; however the MPSC has only authorized recovery of approximately 60% of this increase for the last three years.

Depreciation expense was $20.8 million for the three months ended June 30, 2007 as compared with $18.8 million in the second quarter of 2006.

Consolidated operating income for the three months ended June 30, 2007 was $18.2 million, as compared with $8.4 million in the second quarter of 2006. This $9.8 million improvement was primarily due to higher margins and lower operating expenses as discussed above.

Consolidated other income for the three months ended June 30, 2007 was $0.4 million, a decrease of $2.7 million from the second quarter of 2006. This decrease was primarily due to the inclusion in 2006 results of a $2.3 million gain on the sale of a partnership interest in oil and gas properties.

Consolidated provision for income taxes for the three months ended June 30, 2007 was $1.6 million as compared to a benefit of $0.3 million in the second quarter of 2006.

Consolidated net income for the three months ended June 30, 2007 was $2.4 million, an improvement of $4.8 million as compared to a consolidated net loss of $2.4 million in the second quarter of 2006. This improvement was primarily related to higher margins and lower operating expenses. Lower other income and higher income taxes partially offset this increase.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

	Six Months Ended June 30,
	2007	2006	Change	% Change
	(in millions)
Operating Revenues
Regulated Electric	$349.1	$319.1	$30.0	9.4%
Regulated Natural Gas	220.2	217.7	2.5	1.1
Unregulated Electric	36.8	38.5	(1.7)	(4.4)
Unregulated Natural Gas	32.8	50.6	(17.8)	(35.2)
Other	—	0.2	(0.2)	(100.0)
Eliminations	(12.8)	(32.4)	19.6	60.5
	$626.1	$593.7	$32.4	5.5%

	Six Months Ended June 30,
	2007	2006	Change	% Change
	(in millions)
Cost of Sales
Regulated Electric	$180.7	$160.6	$20.1	12.5%
Regulated Natural Gas	152.1	154.7	(2.6)	(1.7)
Unregulated Electric	8.4	6.4	2.0	31.3
Unregulated Natural Gas	31.2	47.0	(15.8)	(33.6)
Other	—	0.1	(0.1)	(100.0)
Eliminations	(11.9)	(31.4)	19.5	62.1
	$360.5	$337.4	$23.1	6.8%

	Six Months Ended June 30,
	2007	2006	Change	% Change
	(in millions)
Gross Margin
Regulated Electric	$168.4	$158.5	$9.9	6.2%
Regulated Natural Gas	68.1	63.0	5.1	8.1
Unregulated Electric	28.4	32.1	(3.7)	(11.5)
Unregulated Natural Gas	1.6	3.6	(2.0)	(55.6)
Other	—	0.1	(0.1)	(100.0)
Eliminations	(0.9)	(1.0)	0.1	10.0
	$265.6	$256.3	$9.3	3.6%

Consolidated gross margin for the six months ended June 30, 2007 was $265.6 million, an increase of $9.3 million, or 3.6%, over gross margin of $256.3 million in 2006. Margins in our regulated electric segment increased $9.9 million due to increased volumes driven by customer growth, and higher cost of sales in 2006 due to a $4.1 million loss recorded as a result of a stipulation with the Montana Consumer Counsel. Margin in our regulated natural gas segment increased $5.1 million primarily due to colder weather and 1.9% customer growth. Offsetting these increases was a decrease of $3.7 million in unregulated electric margin primarily due to lower average prices, higher fuel supply costs, and the inclusion in 2006 results of a $1.3 million reduction to cost of sales related to the settlement of put options. An increase in volumes resulting from higher demand partly offset these decreases. Margins in our unregulated natural gas segment decreased $2.0 million primarily due to a renegotiated gas supply and management services contract and lower volumes.

	Six Months Ended June 30,
	2007	2006	Change	% Change
	(in millions)
Operating Expenses
Operating, general and administrative	$121.1	$130.0	$(8.9)	(6.8)%
Property and other taxes	41.3	38.2	3.1	8.1
Depreciation	40.7	37.6	3.1	8.2
	$203.1	$205.8	$(2.7)	(1.3)%

Consolidated operating, general and administrative expenses were $121.1 million for the six months ended June 30, 2007 as compared with $130.0 million in same period of 2006. This decrease was primarily due to lower transaction related costs pursuant to the proposed BBI acquisition as discussed above, and reduced lease expense of $4.1 million for our Colstrip Unit 4 generating facility, offset by increased expense related to restricted stock awards granted in 2006 of $3.9 million.

Property and other taxes were $41.3 million for the six months ended June 30, 2007 as compared with $38.2 million in 2006. This increase was primarily due to a higher valuation assessment in our Montana service territory as discussed above.

Depreciation expense was $40.7 million for the six months ended June 30, 2007 as compared with $37.6 million in 2006 primarily due to higher plant and property in service.

Consolidated operating income for the six months ended June 30, 2007 was $62.6 million, as compared with $50.5 million in 2006. This $12.1 million increase was primarily due to higher margins and lower operating expenses as discussed above.

Consolidated interest expense for the six months ended June 30, 2007 was $27.7 million as compared with $29.1 million in 2006. This decrease was primarily attributable to refinancing transactions completed in 2006. Partially offsetting this decrease was interest on debt assumed related to the purchase of Owner Participant interest in a portion of the Colstrip Unit 4 generating facility in March 2007. We expect annual interest expense to increase by approximately $2.6 million as a result of this purchase.

Consolidated other income for the six months ended June 30, 2007 was $0.7 million, a decrease of $7.7 million from 2006. This decrease was primarily due to the inclusion in 2006 results of gains of $3.8 million related to an interest rate swap and $2.3 million on the sale of a partnership interest in oil and gas properties.

Consolidated provision for income taxes for the six months ended June 30, 2007 was $14.0 million as compared with $11.7 million in 2006. Our effective tax rate for 2007 was 39.3% as compared to 39.1% for 2006. Portions of our BBI transaction related costs were considered non-deductible for taxes in 2006 and 2007; however, with the termination of the agreement these costs may be become deductible. If we determine some or all of these costs to be deductible, our income tax expense may be reduced by approximately $1.5 million during the third or fourth quarter of 2007.

Consolidated net income for the six months ended June 30, 2007 was $21.6 million, an increase of $3.0 million, or 16.1%, over $18.6 million in 2006. This improvement was primarily related to higher margins, lower operating expenses, and lower interest expense. A decrease in other income and higher income taxes partially offset this increase.

REGULATED ELECTRIC SEGMENT

Three Months Ended June 30, 2007 Compared with the Three Months Ended June 30, 2006

	Results
	2007	2006	Change	% Change
	(in millions)
Electric supply revenue	$85.5	$68.3	$17.2	25.2%
Transmission & distribution revenue	68.3	65.7	2.6	4.0
Rate schedule revenue	153.8	134.0	19.8	14.8
Transmission	13.3	13.6	(0.3)	(2.2)
Wholesale	1.1	1.4	(0.3)	(21.4)
Miscellaneous	2.4	2.0	0.4	20.0
Total Revenues	170.6	151.0	19.6	13.0%
Supply costs	84.2	67.6	16.6	24.6
Wholesale	0.4	0.6	(0.2)	(33.3)
Other cost of sales	3.3	3.3	—	—
Total Cost of Sales	87.9	71.5	16.4	22.9%
Gross Margin	$82.7	$79.5	$3.2	4.0%
% GM/Rev	48.5%	52.6%

	Volumes MWH
	2007	2006	Change	% Change
	(in thousands)
Retail Electric
Residential	564	556	8	1.4%
Commercial	947	931	16	1.7
Industrial	746	746	—	—
Other	45	52	(7)	(13.5)
Total Retail Electric	2,302	2,285	17	0.7%
Wholesale Electric	33	42	(9)	(21.4)%

Average Customer Counts	2007	2006	Change	% Change
Montana	325,657	319,744	5,913	1.8%
South Dakota	59,403	58,901	502	0.9%
Total	385,060	378,645	6,415	1.7%

	2007 as compared to:
Cooling Degree-Days	2006	Historic Average
Montana	13% warmer	37% warmer
South Dakota	4% warmer	39% warmer

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

Electric rate schedule revenue for the three months ended June 30, 2007 increased $19.8 million, or 14.8% over results in the second quarter of 2006. Electric supply revenue, which consists of supply costs that are collected in rates from customers, increased $17.2 million primarily due to higher average prices. In addition, transmission and distribution revenue increased $2.6 million due to customer growth.

Gross Margin

Gross margin for the three months ended June 30, 2007 increased $3.2 million, or 4.0% as compared with the second quarter of 2006. This increase was due to increased volumes from customer growth.

Volumes

Regulated retail electric volumes for the three months ended June 30, 2007 totaled 2,302,165 MWHs, which increased slightly as compared with 2,284,545 MWHs in the same period in 2006 due primarily to a 1.7% increase in customer growth. Although the weather was warmer in our service territories in 2007 as compared with 2006, our customer usage during the second quarter is not driven by these changes. Regulated wholesale electric volumes in the second quarter of 2007 were 33,446 MWHs, a decrease from 42,426 MWHs in the same period in 2006 resulting from plant down time due to maintenance.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

	Results
	2007	2006	Change	% Change
	(in millions)
Electric supply revenue	$176.3	$150.5	$25.8	17.1	%
Transmission & distribution revenue	141.7	136.4	5.3	3.9
Rate schedule revenue	318.0	286.9	31.1	10.8
Transmission	23.8	23.8	—	—
Wholesale	2.3	4.4	(2.1)	(47.7)
Miscellaneous	5.0	4.0	1.0	25.0
Total Revenues	349.1	319.1	30.0	9.4	%
Supply costs	173.7	153.1	20.6	13.5
Wholesale	0.9	1.6	(0.7)	(43.8)
Other cost of sales	6.1	5.9	0.2	3.4
Total Cost of Sales	180.7	160.6	20.1	12.5	%
Gross Margin	$168.4	$158.5	$9.9	6.2	%
% GM/Rev	48.2%	49.7%

	Volumes MWH
	2007	2006	Change	% Change
	(in thousands)
Retail Electric
Residential	1,347	1,289	58	4.5%
Commercial	1,938	1,867	71	3.8
Industrial	1,480	1,514	(34)	(2.2)
Other	70	76	(6)	(7.9)
Total Retail Electric	4,835	4,746	89	1.9%
Wholesale Electric	65	112	(47)	(42.0)%

Average Customer Counts	2007	2006	Change	% Change
Montana	324,897	318,894	6,003	1.9%
South Dakota	59,336	58,759	577	1.0%
Total	384,233	377,653	6,580	1.7%

	2007 as compared to:
Cooling Degree-Days	2006	Historic Average
Montana	13% warmer	37% warmer
South Dakota	4% warmer	39% warmer

Rate Schedule Revenue

Electric rate schedule revenue for the six months ended June 30, 2007 increased $31.1 million, or 10.8% over results in 2006. Electric supply revenue, which consists of supply costs that are collected in rates from customers, increased $25.8 million due to $22.0 million, or 2.2%, higher average prices and a $3.8 million, or 1.9%, increase in volumes due to customer growth. This customer growth was also the primary cause of the $5.3 million increase in transmission and distribution revenue.

Wholesale Revenues

Wholesale revenues are derived from our joint ownership in generation facilities. Excess power not used by our South Dakota customers is sold in the wholesale market. These revenues for the six months ended June 30, 2007 decreased $2.1 million, or 47.7%, as compared with the same period in 2006, primarily due to a $1.7 million, or 42.0% decrease in volumes sold in the secondary markets and $0.4 million, or 8.4%, lower average prices. We had less wholesale energy available to sell due to decreased plant availability resulting from maintenance.

Gross Margin

Gross margin for the six months ended June 30, 2007 increased $9.9 million, or 6.2% as compared with the same period in 2006. This improvement was due to increased volumes driven by customer growth, and higher cost of sales in 2006 due to a $4.1 million loss recorded as a result of a stipulation with the Montana Consumer Counsel. This increase was partly offset by lower wholesale sales in the secondary market.

Volumes

Regulated retail electric volumes for the six months ended June 30, 2007 totaled 4,834,776 MWHs, which increased 1.9% as compared with 4,745,751 MWHs in the same period in 2006 due primarily to customer growth. Regulated wholesale electric volumes in 2007 were 65,008 MWHs, a decrease from 112,298 MWHs in the same period in 2006 resulting from increased plant down time due to maintenance. We expect lower volumes through mid-October due to scheduled maintenance.

REGULATED NATURAL GAS SEGMENT

Three Months Ended June 30, 2007 Compared with the Three Months Ended June 30, 2006

	Results
	2007	2006	Change	% Change
	(in millions)
Gas supply revenue	$33.8	$34.7	$(0.9)	(2.6)%
Transportation, distribution & storage revenue	18.5	16.9	1.6	9.5
Rate schedule revenue	52.3	51.6	0.7	1.4
Transportation & storage	6.0	4.9	1.1	22.4
Wholesale revenue	2.5	0.3	2.2	733.3
Miscellaneous	1.2	1.4	(0.2)	(14.3)
Total Revenues	62.0	58.2	3.8	6.5%
Supply costs	33.8	34.8	(1.0)	(2.9)
Wholesale supply costs	2.5	0.3	2.2	733.3
Other cost of sales	0.6	0.5	0.1	20.0
Total Cost of Sales	36.9	35.6	1.3	3.7%
Gross Margin	$25.1	$22.6	$2.5	11.1%
% GM/Rev	40.5%	38.8%

	Volumes Dekatherms
	2007	2006	Change	% Change
	(in thousands)
Retail Gas
Residential	2,833	2,703	130	4.8%
Commercial	1,898	1,815	83	4.6
Industrial	24	19	5	26.3
Other	20	22	(2)	(9.1)
Total Retail Gas	4,775	4,559	216	4.7%

Average Customer Counts	2007	2006	Change	% Change
Montana	174,729	170,822	3,907	2.3%
South Dakota	42,357	41,605	752	1.8
Nebraska	40,629	40,581	48	0.1
Total	257,715	253,008	4,707	1.9%

2007 as compared to:
Heating Degree-Days	2006	Historic Average
Montana	5% colder	11% warmer
South Dakota	4% warmer	17% warmer
Nebraska	12% warmer	23% warmer

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

Gas rate schedule revenue for the three months ended June 30, 2007 increased $0.7 million, or 1.4% from results in the second quarter of 2006. Gas supply revenues, which consist of supply costs that are collected in rates from customers, decreased $0.9 million, or 2.6%, due to $2.4 million, or 6.8% lower average rates partly offset by an increase of $1.5 million due to a 4.7% increase in volumes resulting from colder weather in our Montana service territory and 1.9% customer growth. This volume increase also caused the $1.6 million increase in transportation, distribution and storage revenue.

Transportation & Storage Revenue

Transportation revenue consists of revenue earned for transporting natural gas through our pipelines for customers who select other suppliers and for off-system, or open access, customers. Transportation and storage revenue increased $1.1 million in the second quarter of 2007 as compared with the second quarter of 2006. Transportation and storage revenues can fluctuate significantly from year to year based on the anticipated spread and volatility between summer and winter gas prices. For example, producers may elect to store summer gas production for later delivery during the traditionally higher priced winter heating season. Likewise, customers that have chosen other commodity suppliers may utilize storage to secure lower priced summer gas production for use during the winter season.

Wholesale Revenue

Wholesale revenue increased $2.2 million due to an increase in sales of excess purchased gas in the secondary markets. As the sales of excess purchased gas are also reflected in cost of sales, there is no gross margin impact.

Gross Margin

Gross margin for the three months ended June 30, 2007 increased $2.5 million, or 11.1% over the second quarter of 2006 primarily due to colder weather in our Montana service territory, and increased transportation and storage revenue.

Volumes

Regulated retail natural gas volumes were 4,774,541 dekatherms during the three months ended June 30, 2007, compared with 4,559,407 dekatherms, an increase of 4.7% over the same period in 2006. This increase was due primarily to colder weather in our Montana service territory and customer growth.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

	Results
	2007	2006	Change	% Change
	(in millions)
Gas supply revenue	$133.8	$147.1	$(13.3)	(9.0)%
Transportation, distribution & storage revenue	55.1	50.8	4.3	8.5
Rate schedule revenue	188.9	197.9	(9.0)	(4.5)
Transportation & storage	11.5	9.9	1.6	16.2
Wholesale revenue	16.5	5.9	10.6	179.7
Miscellaneous	3.3	4.0	(0.7)	(17.5)
Total Revenues	220.2	217.7	2.5	1.1%
Supply costs	133.8	147.1	(13.3)	(9.0)
Wholesale supply costs	16.5	5.9	10.6	179.7
Other cost of sales	1.8	1.7	0.1	5.9
Total Cost of Sales	152.1	154.7	(2.6)	(1.7)%
Gross Margin	$68.1	$63.0	$5.1	8.1%
% GM/Rev	30.9%	28.9%

	Volumes Dekatherms
	2007	2006	Change	% Change
	(in thousands)
Retail Gas
Residential	10,775	9,969	806	8.1%
Commercial	6,832	6,238	594	9.5
Industrial	96	97	(1)	(1.0)
Other	108	85	23	27.1
Total Retail Gas	17,811	16,389	1,422	8.7%

Average Customer Counts	2007	2006	Change	% Change
Montana	174,655	170,768	3,887	2.3%
South Dakota	42,566	41,819	747	1.8
Nebraska	40,996	40,907	89	0.2
Total	258,217	253,494	4,723	1.9%

2007 as compared to:
Heating Degree-Days	2006	Historic Average
Montana	2% colder	9% warmer
South Dakota	15% colder	6% warmer
Nebraska	17% colder	6% warmer

Rate Schedule Revenue

Gas rate schedule revenue for the six months ended June 30, 2007 decreased $9.0 million, or 4.5% from results in 2006. Gas supply revenues, which consist of supply costs that are collected in rates from customers, decreased $13.3 million, or 9.0%, due to $24.0 million, or 16.3% lower average rates partly offset by an increase of $10.7 million due to an 8.7% increase in volumes resulting from colder weather and customer growth. This volume increase also caused the $4.3 million increase in transportation, distribution and storage revenue.

Transportation & Storage Revenue

Transportation revenue consists of revenue earned for transporting natural gas through our pipelines for customers who select other suppliers and for off-system, or open access, customers. Transportation and storage revenue increased $1.6 million in the six months ended June 30, 2007 as compared with the same period in 2006. Transportation and storage revenues can fluctuate significantly from year to year based on the anticipated spread and volatility between summer and winter gas prices. For example, producers may elect to store summer gas production for later delivery during the traditionally higher priced winter heating season. Likewise, customers that have chosen other commodity suppliers may utilize storage to secure lower priced summer gas production for use during the winter season.

Wholesale Revenue

Wholesale revenue increased $10.6 million, or 179.7%, due to an increase in sales of excess purchased gas in the secondary markets. As the sales of excess purchased gas are also reflected in cost of sales, there is no gross margin impact.

Gross Margin

Gross margin for the six months ended June 30, 2007 increased $5.1 million, or 8.1% over the same period in 2006 primarily due to colder weather and customer growth.

Volumes

Regulated retail natural gas volumes were 17,811,258 dekatherms during the six months ended June 30, 2007, compared with 16,388,652 dekatherms, an increase of 8.7% over the same period in 2006. This increase was due primarily to colder weather and customer growth.

UNREGULATED ELECTRIC SEGMENT

Three Months Ended June 30, 2007 Compared with the Three Months Ended June 30, 2006

Our unregulated electric segment primarily consists of our lease and ownership of a 30% share of the Colstrip Unit 4 generation facility. We sell our Colstrip Unit 4 generation, representing approximately 222 megawatts at full load, principally to two unrelated third parties under agreements through December 2010. We also have a separate agreement to repurchase 111 megawatts through December 2010. These 111 megawatts are available for market sales to other third parties through June 2007. Beginning July 1, 2007, 90 megawatts of base-load energy from Colstrip Unit 4 will be supplied to the Montana default supply load (included in our regulated electric segment) for a term of 11.5 years at an average nominal price of $35.80 per megawatt hour.

	Results
	2007	2006	Change	% Change
	(in millions)
Total Revenues	$14.6	$13.7	$0.9	6.6	%
Supply costs	3.5	2.3	1.2	52.2
Wheeling costs	0.7	0.7	—	—
Total Cost of Sales	$4.2	$3.0	$1.2	40.0	%
Gross Margin	$10.4	$10.7	$(0.3)	(2.8)%
% GM/Rev	71.2%	78.1%

	Volumes MWH
	2007	2006	Change	% Change
	(in thousands)
Wholesale Electric	307	241	66	27.4%

Revenue

Unregulated electric revenue increased $0.9 million, or 6.6%, for the three months ended June 30, 2007 primarily due to 27.4% higher volumes, partially offset by lower average contracted prices. During the second quarter of 2006 strong hydro generation in the Pacific Northwest provided increased supply in the wholesale electricity market, resulting in reduced demand for our Colstrip power.

Gross Margin

Gross margin decreased slightly with higher volumes offset by an increase in fuel supply costs.

Volumes

Unregulated electric volumes were 307,027 MWHs in the second quarter of 2007, an increase over 241,113 MWHs in the same period in 2006. The 2007 increase was primarily due to increased demand as compared to the same period in 2006. Strong hydro generation during the second quarter of 2006 provided increased supply in the wholesale electricity market, resulting in reduced demand for our Colstrip power.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

	Results
	2007	2006	Change	% Change
	(in millions)
Total Revenues	$36.8	$38.5	$(1.7)	(4.4)%
Supply costs	6.9	4.8	2.1	43.8
Wheeling costs	1.5	1.6	(0.1)	(6.3)
Total Cost of Sales	$8.4	$6.4	$2.0	31.3%
Gross Margin	$28.4	$32.1	$(3.7)	(11.5)%
% GM/Rev	77.2%	83.4%

	Volumes MWH
	2007	2006	Change	% Change
	(in thousands)
Wholesale Electric	735	662	73	11.0%

Revenue

Unregulated electric revenue decreased $1.7 million, or 4.4%, for the six months ended June 30, 2007 primarily due to lower average contracted prices partially offset by higher volumes. The higher volumes in 2007 were primarily due to reduced demand in 2006 as discussed above along with decreased plant availability.

Gross Margin

Gross margin decreased $3.7 million, or 11.5%, due primarily to lower average contracted prices, higher fuel supply costs, and the inclusion in 2006 results of a $1.3 million reduction to cost of sales related to the settlement of put options. An increase in volumes resulting from higher demand partly offset these decreases.

Volumes

Unregulated electric volumes were 735,342 MWHs for the six months ended June 30, 2007, an increase over 662,318 MWHs in 2006. This increase was primarily due to increased demand in 2007 as discussed above.

UNREGULATED NATURAL GAS SEGMENT

Three Months Ended June 30, 2007 Compared with the Three Months Ended June 30, 2006

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

	Results
	2007	2006	Change	% Change
	(in millions)
Total Revenue	$16.7	$17.0	$(0.3)	(1.8)%
Supply costs	16.2	15.1	1.1	7.3%
Gross Margin	$0.5	$1.9	$(1.4)	(73.7)%
% GM/Rev	3.0%	11.2%

	Volumes Dekatherms
	2007	2006	Change	% Change
	(in thousands)
Wholesale Gas	2,278	4,122	(1,844)	(44.7)%

Revenue

Unregulated natural gas revenue decreased $0.3 million, or 1.8%, due primarily to a renegotiated gas supply and management services contract and the transfer of Nekota and certain customers to our regulated natural gas segment. We expect revenues and supply costs to continue to decline during 2007.

Gross Margin

Gross margin decreased $1.4 million, or 73.7%, for the three months ended June 30, 2007 as compared with the same period in 2006 primarily due to a renegotiated gas supply and management services contract and the transfer of Nekota and certain customers to our regulated natural gas segment.

Volumes

Unregulated wholesale natural gas volumes delivered totaled 2,277,524 dekatherms in 2007, compared with 4,122,328 dekatherms in 2006. This decrease was due primarily to the transfer of Nekota and certain customers to our regulated natural gas segment.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

	Results
	2007	2006	Change	% Change
	(in millions)
Total Revenue	$32.8	$50.6	$(17.8)	(35.2)%
Supply costs	31.2	47.0	(15.8)	(33.6)%
Gross Margin	$1.6	$3.6	$(2.0)	(55.6)%
% GM/Rev	4.9%	7.1%

	Volumes Dekatherms
	2007	2006	Change	% Change
	(in thousands)
Wholesale Gas	6,186	9,662	(3,476)	(36.0)%

Revenue

Unregulated natural gas revenue decreased $17.8 million, or 35.2%, due primarily to a renegotiated gas supply and management services contract and the transfer of Nekota and certain customers to our regulated natural gas segment. We expect revenues and supply costs to continue to decline during 2007.

Gross Margin

Gross margin decreased $2.0 million, or 55.6%, for the six months ended June 30, 2007 as compared with the same period in 2006 primarily due to a renegotiated gas supply and management services contract and the transfer of Nekota and certain customers to our regulated natural gas segment.

Volumes

Unregulated wholesale natural gas volumes delivered totaled 6,185,529 dekatherms in 2007, compared with 9,661,502 dekatherms in 2006. This decrease was due primarily to the transfer of Nekota and certain customers to our regulated natural gas segment.

LIQUIDITY AND CAPITAL RESOURCES

We utilize our revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to reduce borrowings. As a result, as of June 30, 2007, we had no cash and cash equivalents, and revolver availability of $143.8 million. During the six months ended June 30, 2007, we used existing cash to repay $33.9 million of debt, including repayments of $30.0 million on our revolver. In addition to these repayments, we paid dividends on common stock of $22.3 million, property tax payments of approximately $38 million, our semi-annual Colstrip Unit 4 operating lease payment of approximately $16.1 million, completed the purchase of the owner participant interest in a portion of the Colstrip Unit 4 generating facility for approximately $40.2 million, and contributed $21.1 million to our pension plans.

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

The effect of this seasonality on our liquidity is also impacted by changes in the market prices of our electric and natural gas supply, which is recovered through various monthly cost tracking mechanisms. These energy supply tracking mechanisms are designed to provide stable and timely recovery of supply costs on a monthly basis during the July to June annual tracking period, with an adjustment in the following annual tracking period to correct for any under or over collection in our monthly trackers. Due to the lag between our purchases of electric and natural gas commodities and revenue receipt from customers, cyclical over and under collection situations arise consistent with the seasonal fluctuations discussed above, therefore we usually under collect in the fall and winter and over collect in the spring. As of June 30, 2007, we are over collected on our current Montana natural gas and electric trackers by approximately $20.7 million, as compared with $0.5 million as of June 30, 2006. This overcollection is primarily due to increases phased into our electric supply rates during 2007 in anticipation of contract changes leading to higher supply prices. This phase in of increases will distribute the impact of supply cost increases over the next annual tracking period.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Six Months Ended June 30,
	2007	2006
Continuing Operating Activities
Net income	$21.6	$18.6
Non-cash adjustments to net income	58.3	44.2
Proceeds from hedging activities	—	6.3
Changes in working capital	66.0	14.8
Other	(9.7)	10.0
	136.2	93.9
Continuing Investing Activities
Property, plant and equipment additions	(52.6)	(45.3)
Sale of assets	0.6	23.3
Proceeds from hedging activities	—	5.3
Colstrip Unit 4 acquisition	(40.2)	—
	(92.2)	(16.7)
Continuing Financing Activities
Net repayment of debt	(33.9)	(41.6)
Dividends on common stock	(22.3)	(22.0)
Deferred gas storage	—	(11.7)
Other	10.3	(9.3)
	(45.9)	(84.6)
Discontinued Operations	—	7.7
Net Increase in Cash and Cash Equivalents	$(1.9)	$0.3
Cash and Cash Equivalents, beginning of period	$1.9	$2.7
Cash and Cash Equivalents, end of period	$—	$3.0

Cash Provided By Continuing Operating Activities

As of June 30, 2007, we had no cash and cash equivalents, as compared with $1.9 million at December 31, 2006 and $3.0 million at June 30, 2006. Cash provided by continuing operating activities totaled $136.2 million for the six months ended June 30, 2007 as compared with $93.9 million during the six months ended June 30, 2006. This increase in operating cash flows was primarily related to an overcollection in our electric tracker which is discussed above in the “Factors Impacting Our Liquidity” section, and decreased purchases of storage gas and higher net income, offset by the change in timing of the funding of our pension plans to the second quarter of 2007 as compared with the third quarter of 2006.

Cash Used in Continuing Investing Activities

Cash used in investing activities of continuing operations totaled $92.3 million during the six months ended June 30, 2007, as compared with $16.7 million during the six months ended June 30, 2006. During the six months ended June 30, 2007 we used $40.2 million to complete the purchase of the Owner Participant interest in a portion of the Colstrip Unit 4 generating facility, and $52.6 million for property, plant and equipment additions. During the six months ended June 30, 2006, we received cash proceeds from the sale of assets of approximately $23.3 million and $5.3 million from the settlement of hedges, offset by cash used of approximately $45.3 million for property, plant and equipment additions.

Cash Used in Continuing Financing Activities

Cash used in financing activities of continuing operations totaled $45.9 million during the six months ended June 30, 2007, as compared with $84.6 million during the six months ended June 30, 2006. During the six months ended June 30, 2007 we made debt repayments of $33.9 million and paid dividends on common stock of $22.3 million, offset by cash proceeds of $10.6 million received from the exercise of warrants. During the six months ended June 30, 2006 we made debt repayments of $41.6 million, paid dividends on common stock of $22.0 million, and paid $11.7 million for deferred storage transactions. Cash used to repurchase shares during the six months ended June 30, 2006 was approximately $3.7 million. In addition, in association with our pollution control obligation refinancing transaction completed in the second quarter of 2006, we capitalized $5.7 million of financing costs.

Sources and Uses of Funds

We believe that our operating cash flows and borrowing capacity, taken as a whole, provide sufficient resources to fund our ongoing operating requirements, debt maturities, anticipated dividends and estimated future capital expenditures during the next twelve months. As of August 3, 2007, our availability under our revolving line of credit was approximately $148.4 million.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of June 30, 2007. See our Annual Report on Form 10-K for the year ended December 31, 2006 for additional discussion.

	Total	2007	2008	2009	2010	2011	Thereafter
	(in thousands)
Long-term Debt (1)	$691,778	$6,681	$10,115	$30,927	$12,366	$6,578	$625,111
Capital Leases	41,426	1,047	1,677	1,259	1,174	1,265	35,004
Future Minimum Operating Lease Payments (1)	231,646	17,306	33,442	32,701	32,346	14,520	101,331
Estimated Pension and Other Postretirement Obligations (2)	97,160	2,120	26,490	22,870	23,340	22,340	N/A
Qualifying Facilities (3)	1,547,889	58,420	60,574	62,598	64,580	66,067	1,235,650
Supply and Capacity Contracts (4)	2,051,444	311,509	431,061	301,224	279,342	142,548	585,760
Contractual Interest Payments on Debt (5)	412,513	19,926	40,207	39,013	36,846	35,830	240,691
Total Commitments	$5,073,856	$417,009	$603,566	$490,592	$449,994	$289,148	$2,823,547

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
(3)

The Qualifying Facilities (QFs) require us to purchase minimum amounts of energy at prices ranging from $65 to $138 per megawatt hour through 2029. Our estimated gross contractual obligation related to the QFs is approximately $1.5 billion. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $1.2 billion.

(4)	We have entered into various purchase commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 24 years.
(5)

Contractual interest payments include an assumed average interest rate of 5.4% on an estimated revolving line of credit balance of $20.0 million through maturity in November 2009, which is our only variable rate debt.

Credit Ratings

Fitch Investors Service (Fitch), Moody’s Investors Service (Moody’s) and Standard and Poor’s Rating Group (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. Our current ratings with these agencies are as follows:

	Senior Secured Rating		Senior Unsecured Rating		Corporate Rating	Outlook
Fitch	BBB		BBB-		BBB-	Stable
Moody’s	Baa3		Ba2		N/A	Stable
S&P	BBB-	*	BB-	*	BB+	Stable

*

S&P ratings are tied to the corporate credit rating. By formula, the secured rating is one level above the corporate rating, and the unsecured rating is two levels below the corporate rating. Our current outstanding senior secured debt in South Dakota and Nebraska is rated BB+ by S&P.

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are economically favorable to us and impacts our trade credit availability. Our credit ratings have remained consistent during 2007.

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

As of June 30, 2007, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2006. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as described below.

Interest Rate Risk

We utilize various risk management instruments to reduce our exposure to market interest rate changes. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. All of our debt has fixed interest rates, with the exception of our revolver, which bears interest at a variable rate (currently approximately 6.5%) tied to the London Interbank Offered Rate (LIBOR). Based upon amounts outstanding as of June 30, 2007, a 1% increase in the LIBOR would increase annual interest expense on this line of credit by approximately $0.2 million.

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

In our unregulated natural gas segment, we currently have a capacity contract through 2013 with a pipeline that gives us basis risk depending on gas prices at two different delivery points. We have sales contracts with certain customers that provide for a selling price based on the index price of gas coming from a delivery point in Ventura, Iowa. The pipeline capacity contract allows us to take delivery of gas from Canada, which has historically been cheaper than gas coming from Ventura, even when including transportation costs. If the Canadian gas plus transportation cost exceeds the index price at Ventura, then we will lose money on these gas sales. The annual capacity payments are approximately $1.8 million, which represents our maximum annual exposure related to this basis risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to extensive governmental laws and regulations that affect our industry and our operations, which could have a material adverse effect on our results of operations and financial condition.

We are subject to regulation by federal and state governmental entities, including the FERC, MPSC, SDPUC and NPSC. Regulations can affect allowed rates of return, recovery of costs and operating requirements. In addition, existing regulations may be revised or reinterpreted, new laws, regulations, and interpretations thereof may be adopted or become applicable to us and future changes in laws and regulations may have a detrimental effect on our business.

Our rates are approved by our respective commissions and are effective until new rates are approved. In addition, supply costs are recovered through adjustment charges that are periodically reset to reflect current and projected costs. Inability to recover costs in rates or adjustment clauses could have a material adverse effect on our cash flow and financial position.

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

Beginning July 1, 2007, 90 megawatts of base-load energy from Colstrip Unit 4 will be supplied to the Montana default supply for a term of 11.5 years, at an average nominal price of $35.80 per megawatt hour. We expect that the sale of the 132 megawatts of our remaining output, which is not under contract after 2010, will be sufficient to allow us to recover the carrying value of our Colstrip Unit 4 generation assets. If we are unable to sell the 132 megawatts at such a sufficient price, then the value of our Colstrip Unit 4 interest would be materially adversely impacted.

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

Environmental laws and regulations require us to incur certain costs, which could be substantial, to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment. Governmental regulations establishing environmental protection standards are continually evolving, and, therefore, the character, scope, cost and availability of the measures we may be required to take to ensure compliance with evolving laws or regulations cannot be predicted. Our range of exposure for environmental remediation obligations is estimated to be $20.4 million to $56.1 million. We had an environmental reserve of $33.9 million at June 30, 2007. This reserve was established in anticipation of future remediation activities at our various environmental sites and does not factor in any exposure to us arising from new regulations, private tort actions or claims for damages allegedly associated with specific environmental conditions. To the extent that our environmental liabilities are greater than our reserves or we are unsuccessful in recovering anticipated insurance proceeds under the relevant policies or recovering a material portion of remediation costs in our rates, our results of operations and financial condition could be adversely affected.

We must meet certain credit quality standards. If we are unable to maintain an investment grade credit rating, we would be required under certain credit agreements to provide collateral in the form of letters of credit or cash, which may materially adversely affect our liquidity and /or access to capital.

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

NORTHWESTERN CORPORATION
Date: August 8, 2007	By:	/s/ BRIAN B. BIRD
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