Form 10-Q
period 2007-09-30
NORTHWESTERN CORP
filed 2007-10-31
CIK 73088

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Common Stock, Par Value $.01

37,060,658 shares outstanding at October 26, 2007

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

NORTHWESTERN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$4,679	$1,930
Restricted cash	13,574	15,836
Accounts receivable, net of allowance	102,804	149,793
Inventories	79,801	60,543
Regulatory assets	21,946	31,125
Prepaid energy supply	3,343	2,394
Deferred income taxes	20,525	19
Other	5,734	6,834
Total current assets	252,406	268,474
Property, plant, and equipment, net	1,597,404	1,491,855
Goodwill	355,128	435,076
Regulatory assets	143,748	159,715
Other noncurrent assets	37,022	40,817
Total assets	$2,385,708	$2,395,937
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$9,938	$5,614
Current maturities of capital leases	2,561	2,079
Accounts payable	57,844	78,739
Accrued expenses	192,238	180,278
Regulatory liabilities	37,602	12,226
Total current liabilities	300,183	278,936
Long-term capital leases	38,338	40,383
Long-term debt	671,607	699,041
Deferred income taxes	74,425	113,355
Noncurrent regulatory liabilities	191,637	182,103
Other noncurrent liabilities	336,407	339,348
Total liabilities	1,612,597	1,653,166
Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 37,180,291 and 36,827,691, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	372	360
Treasury stock at cost	(10,485)	(9,885)
Paid-in capital	758,533	727,327
Retained earnings	11,025	10,698
Accumulated other comprehensive income	13,666	14,271
Total shareholders’ equity	773,111	742,771
Total liabilities and shareholders’ equity	$2,385,708	$2,395,937

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006
OPERATING REVENUES	$265,863	$234,637	$892,036	$828,305
COST OF SALES	139,021	110,914	499,555	448,312
GROSS MARGIN	126,842	123,723	392,481	379,993
OPERATING EXPENSES
Operating, general and administrative	52,486	52,412	173,611	182,384
Property and other taxes	20,393	18,968	61,645	57,146
Depreciation	20,725	18,853	61,412	56,433
TOTAL OPERATING EXPENSES	93,604	90,233	296,668	295,963
OPERATING INCOME	33,238	33,490	95,813	84,030
Interest Expense	(14,633)	(13,777)	(42,380)	(42,835)
Other Income (Expense)	909	(397)	1,646	8,020
Income From Continuing Operations Before Income Taxes	19,514	19,316	55,079	49,215
Income Tax Expense	(6,337)	(7,918)	(20,326)	(19,656)
Income From Continuing Operations	13,177	11,398	34,753	29,559
Discontinued Operations, Net of Taxes	—	—	—	418
Net Income	$13,177	$11,398	$34,753	$29,977
Average Common Shares Outstanding	36,471	35,510	36,063	35,535
Basic Earnings per Average Common Share
Continuing operations	$0.36	$0.32	$0.96	$0.83
Discontinued operations	0.00	0.00	0.00	0.01
Basic	$0.36	$0.32	$0.96	$0.84
Diluted Earnings per Average Common Share
Continuing operations	$0.35	$0.31	$0.93	$0.80
Discontinued operations	0.00	0.00	0.00	0.01
Diluted	$0.35	$0.31	$0.93	$0.81
Dividends Declared per Average Common Share	$0.33	$0.31	$0.95	$0.93

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net Income	$34,753	$29,977
Items not affecting cash:
Depreciation	61,412	56,433
Amortization of debt issue costs, discount and deferred hedge gain	1,211	1,772
Amortization of restricted stock	5,889	1,880
Equity portion of allowance for funds used during construction	(349)	—
Income from discontinued operations, net of taxes	—	(418)
Gain on sale of assets	(256)	(2,292)
Gain on derivative instruments	—	(4,772)
Deferred income taxes	18,018	20,931
Proceeds from hedging activities	—	14,547
Changes in current assets and liabilities:
Restricted cash	2,262	(554)
Accounts receivable	46,989	70,777
Inventories	(19,258)	(34,340)
Prepaid energy supply costs	(949)	(1,684)
Other current assets	874	(874)
Accounts payable	(21,378)	(44,221)
Accrued expenses	14,683	20,347
Regulatory assets and liabilities	31,832	13,967
Other noncurrent assets	12,030	9,510
Other noncurrent liabilities	(13,892)	(15,499)
Cash provided by continuing operating activities	173,871	135,487
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(77,905)	(75,399)
Colstrip Unit 4 acquisition	(40,247)	—
Proceeds from sale of assets	1,466	23,317
Proceeds from hedging activities	—	5,355
Cash used in continuing investing activities	(116,686)	(46,727)
FINANCING ACTIVITIES:
Deferred gas storage	—	(11,718)
Proceeds from exercise of warrants	25,329	340
Treasury stock activity	(600)	(4,108)
Dividends on common stock	(34,426)	(33,043)
Repayment of long-term debt	(8,448)	(326,263)
Line of credit repayments, net	(36,000)	(36,000)
Issuance of long term debt	—	320,205
Financing costs	(291)	(6,874)
Cash used in continuing financing activities	(54,436)	(97,461)
DISCONTINUED OPERATIONS:
Operating cash flows of discontinued operations, net	—	(3,432)
Investing cash flows of discontinued operations, net	—	2,872
Financing cash flows of discontinued operations, net	—	—
Decrease in restricted cash held by discontinued operations	—	8,255
Increase (Decrease) in Cash and Cash Equivalents	2,749	(1,006)
Cash and Cash Equivalents, beginning of period	1,930	2,691
Cash and Cash Equivalents, end of period	$4,679	$1,685
Supplemental Cash Flow Information:
Cash paid during the period for:
Income Taxes	3,861	112
Interest	31,939	31,338
Significant noncash transactions:
Assumption of debt related to Colstrip Unit 4 acquisition	20,438	—
Additions to property, plant and equipment and capital lease obligations	—	40,210

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

(2) Termination of Merger Agreement with Babcock & Brown Infrastructure Limited (BBI)

On April 25, 2006, we entered into an Agreement and Plan of Merger (Merger Agreement) with BBI, an infrastructure investment company listed on the Australian Stock Exchange, under which BBI would acquire NorthWestern Corporation in an all-cash transaction at $37 per share. We had received all approvals necessary for the transaction, except from the Montana Public Service Commission (MPSC). On May 22, 2007, the MPSC unanimously directed its staff to draft an order denying the transaction. On June 25, 2007, we and BBI filed a formal joint request asking the MPSC to consider a revised proposal. In connection with our joint request to the MPSC, we and BBI agreed that if the MPSC denied the revised application, then either party in their sole discretion could terminate the Merger Agreement. On July 24, 2007, the MPSC denied the joint request and BBI terminated the Merger Agreement. The MPSC issued a final written order on July 31, 2007.

We incurred transaction related costs of approximately $1.5 million during the nine months ended September 30, 2007. Our total transaction related costs since inception were $15.5 million, which have been expensed as incurred.

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

(4) Variable Interest Entities

FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R requires the consolidation of entities which are determined to be variable interest entities (VIEs) when we are the primary beneficiary of a VIE, which means we have a controlling financial interest. Certain long-term purchase power and tolling contracts may be considered variable interests under FIN 46R. We have various long-term purchase power contracts with other utilities and certain qualifying facility plants. After evaluation of these contracts, we believe one qualifying facility contract may constitute a variable interest entity under the provisions of FIN 46R. We are currently engaged in adversary proceedings with this qualifying facility and, while we have made exhaustive efforts, we have been unable to obtain the information necessary to further analyze this contract under the requirements of FIN 46R. We continue to account for this qualifying facility contract as an executory contract as we have been unable to obtain the necessary information from this qualifying facility in order to determine if it is a VIE and if so, whether we are the primary beneficiary. Based on the current contract terms with this qualifying facility, our estimated gross contractual payments aggregate approximately $525.7 million through 2025, and are included in Contractual Obligations and Other Commitments of Management’s Discussion and Analysis.

We also consolidate the Owner Trust associated with our Owner Participant interest in the electric generation unit known as Colstrip Unit 4 in accordance with FIN 46R. See Note 13, Colstrip Unit 4 Acquisition, for further details.

(5) Income Taxes

We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 provides that a tax position that meets the more-likely-than-not threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. As a result of the implementation of FIN 48, we increased our deferred tax assets by $77.5 million and decreased other noncurrent liabilities by $2.4 million, with a corresponding decrease to goodwill. The decrease to goodwill is consistent with the guidance in SFAS No. 109 and the requirements of fresh-start reporting, as our uncertain tax positions relate to periods prior to our emergence from bankruptcy. We have unrecognized tax benefits of approximately $104.6 million as of September 30, 2007.

If any of our unrecognized tax benefits were recognized, they would have no impact on our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations prior to September 30, 2008.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the nine months ended September 30, 2007, we have not recognized expense for interest or penalties, and do not have any amounts accrued at September 30, 2007 and December 31, 2006, respectively, for the payment of interest and penalties.

Our federal tax returns from 2000 forward remain subject to examination by the Internal Revenue Service.

(6) Goodwill

Our goodwill decreased by approximately $79.9 million during the nine months ended September 30, 2007 to record the impact of the adoption of FIN 48 as discussed in Note 5, Income Taxes. Goodwill by segment is as follows (in thousands):

	September 30, 2007	December 31, 2006
Regulated electric	$241,100	$295,377
Regulated natural gas	114,028	139,699
Unregulated electric	—	—
	$355,128	$435,076

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

Comprehensive income is calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$13,177	$11,398	$34,753	$29,977
Other comprehensive income (loss), net of tax:
Reclassification of net gains on hedging instruments from OCI to net income	(297)	266	(891)	(3,619)
Unrealized gain (loss) on derivative instruments qualifying as hedges, net of tax of $4,686 and ($4,582) in the three and nine months ended September 30, 2006, respectively	—	(150)	—	12,587
Foreign currency translation	116	—	286	79
Comprehensive income	$12,996	$11,514	$34,148	$39,024

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

During the second and third quarters of 2006, we issued $170.2 million of Montana Pollution Control Obligations and $150 million of Montana First Mortgage Bonds. In association with these refinancing transactions, we settled $170.2 million and $150 million of forward starting interest rate swap agreements, and received aggregate settlement payments of approximately $6.3 million and $8.3 million, respectively. AOCI includes unrealized pre-tax gains related to these transactions of $13.1 million and $14.0 million at September 30, 2007 and December 31, 2006, respectively. We expect to reclassify approximately $1.2 million of pre-tax gains on these cash-flow hedges from AOCI into interest expense during the next twelve months. The cash proceeds related to these hedges are reflected in operating activities on the statement of cash flows. We have no further interest rate swaps outstanding.

(9) Segment Information

We operate the following business units: (i) regulated electric, (ii) regulated natural gas, (iii) unregulated electric, and (iv) all other, which primarily consists of our remaining unregulated natural gas operations and our unallocated corporate costs. We have changed our management of the unregulated natural gas segment, moved certain customers to our regulated natural gas business unit and sold several customer contracts during 2007; therefore, the unregulated natural gas business unit will no longer be considered a reportable segment under SFAS No. 131. We have two remaining unregulated natural gas contracts that will be presented in the all other segment.

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

Three Months Ended	Regulated		Unregulated
September 30, 2007	Electric	Gas	Electric	Other	Eliminations	Total
Operating revenues	$202,093	$37,051	$18,795	$17,167	$(9,243)	$265,863
Cost of sales	109,924	16,252	5,225	16,535	(8,915)	139,021
Gross margin	92,169	20,799	13,570	632	(328)	126,842
Operating, general and administrative	31,431	13,342	7,791	250	(328)	52,486
Property and other taxes	14,396	5,158	835	4	—	20,393
Depreciation	15,297	4,111	1,053	264	—	20,725
Operating income (loss)	31,045	(1,812)	3,891	114	—	33,238
Total assets	$1,509,756	$739,507	$120,020	$16,425	$—	$2,385,708
Capital expenditures	$15,811	$7,280	$2,205	$—	$—	$25,296

Three Months Ended	Regulated		Unregulated
September 30, 2006	Electric	Gas	Electric	Other	Eliminations	Total
Operating revenues	$173,199	$35,842	$22,706	$10,817	$(7,927)	$234,637
Cost of sales	86,758	16,677	5,658	9,466	(7,645)	110,914
Gross margin	86,441	19,165	17,048	1,351	(282)	123,723
Operating, general and administrative	30,257	12,818	10,830	(1,194)	(299)	52,412
Property and other taxes	13,439	4,765	738	26	—	18,968
Depreciation	14,501	3,644	443	265	—	18,853
Operating income (loss)	28,244	(2,062)	5,037	2,254	17	33,490
Total assets	$1,545,714	$761,399	$52,495	$37,223	$—	$2,396,831
Capital expenditures	$18,814	$9,562	$1,596	$92	$—	$30,064

Nine Months Ended	Regulated		Unregulated
September 30, 2007	Electric	Gas	Electric	Other	Eliminations	Total
Operating revenues	$551,166	$257,272	$55,674	$49,953	$(22,029)	$892,036
Cost of sales	290,603	168,386	13,666	47,708	(20,808)	499,555
Gross margin	260,563	88,886	42,008	2,245	(1,221)	392,481
Operating, general and administrative	96,770	47,490	23,695	6,877	(1,221)	173,611
Property and other taxes	43,040	16,098	2,470	37	—	61,645
Depreciation	45,955	12,168	2,423	866	—	61,412
Operating income (loss)	74,798	13,130	13,420	(5,535)	—	95,813
Total assets	$1,509,756	$739,507	$120,020	$16,425	$—	$2,385,708
Capital expenditures	$44,362	$29,397	$4,146	$—	$—	$77,905

Nine Months Ended	Regulated		Unregulated
September 30, 2006	Electric	Gas	Electric	Other	Eliminations	Total
Operating revenues	$492,307	$253,552	$61,216	$61,612	$(40,382)	$828,305
Cost of sales	247,384	171,420	12,078	56,613	(39,183)	448,312
Gross margin	244,923	82,132	49,138	4,999	(1,199)	379,993
Operating, general and administrative	96,300	45,373	31,286	10,641	(1,216)	182,384
Property and other taxes	40,171	14,351	2,538	86	—	57,146
Depreciation	43,464	10,946	1,148	875	—	56,433
Operating income (loss)	64,988	11,462	14,166	(6,603)	17	84,030
Total assets	$1,545,714	$761,399	$52,495	$37,223	$—	$2,396,831
Capital expenditures	$52,845	$18,197	$4,259	$98	$—	$75,399

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

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Basic computation	36,062,574	35,534,894
Dilutive effect of
Restricted shares	469,207	101,100
Stock warrants	1,000,483	1,303,693
Diluted computation	37,532,264	36,939,687

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Basic computation	36,471,146	35,510,467
Dilutive effect of
Restricted shares	469,207	101,100
Stock warrants	543,401	1,417,404
Diluted computation	37,483,754	37,028,971

Warrants outstanding as of September 30, 2007 and 2006 of 3,120,655 and 4,603,071, respectively, are dilutive and have been included in the diluted earnings per share calculations. These warrants are exercisable through the close of business November 1, 2007. Each warrant could be exchanged for 1.11 and 1.07 shares of common stock and have an exercise price of $25.29 and $26.55 as of September 30, 2007 and 2006, respectively. Under the terms of the warrant agreement, the exercise price of the warrants is subject to adjustment from time to time, based on certain events. These events include additional share issuances and dividend payments. An adjustment is made in the case of a cash dividend if the amount of the cash dividend increases or decreases the exercise price by at least 1%, otherwise such amount is carried forward and taken into account with any subsequent cash dividend. Adjustments in the exercise price also require an adjustment in the number of shares covered by the warrants. In August 2007, we amended the warrant agreement to allow for a cashless or “net exercise” method of exercising warrants. A total of 979,351 warrants were exercised during the nine months ended September 30, 2007.

(11) Employee Benefit Plans

Net periodic benefit cost for our pension and other postretirement plans consists of the following for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
	2007	2006	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$2,236	$2,262	$145	$185
Interest cost	5,449	5,198	611	693
Expected return on plan assets	(6,106)	(5,364)	(267)	(207)
Amortization of prior service cost	61	60	—	—
Recognized actuarial (gain) loss	—		(89)	—
Net Periodic Benefit Cost	$1,640	$2,156	$400	$671

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,
	2007	2006	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$6,710	$6,787	$435	$555
Interest cost	16,349	15,593	1,832	2,081
Expected return on plan assets	(18,317)	(16,093)	(802)	(622)
Amortization of prior service cost	182	181	—	—
Recognized actuarial (gain) loss	—	—	(269)	—
Net Periodic Benefit Cost	$4,924	$6,468	$1,196	$2,014

During the nine months ended September 30, 2007, we contributed approximately $21.8 million to our pension plans. We expect to contribute an additional $0.9 million to our pension plans during the remainder of 2007.

(12) Commitments and Contingencies

ENVIRONMENTAL LIABILITIES

Environmental laws and regulations are continually evolving, and, therefore, the character, scope, cost and availability of the measures we may be required to take to ensure compliance with evolving laws or regulations cannot be accurately predicted. The range of exposure for environmental remediation obligations at present is estimated to range between $20.4 million to $56.1 million. As of September 30, 2007, we have a reserve of approximately $33.3 million. We anticipate that as environmental costs become fixed and reliably determinable, we will seek insurance reimbursement and/or authorization to recover these in rates; therefore, we do not expect these costs to have a material adverse effect on our consolidated financial position, ongoing operations, or cash flows.

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

Coal-Fired Plants

We have a 222 megawatt interest in Colstrip Unit 4, a coal-fired power plant located in southeastern Montana. In addition, we are also joint owners in three coal-fired plants used to serve our South Dakota customer supply demands. Citing its authority under the Clean Air Act, the EPA has finalized Clean Air Mercury Regulations (CAMR) that affect coal-fired plants. These regulations establish a cap-and-trade program to take effect in two phases, with a first phase to begin in January 2010, and a second phase with more stringent caps to begin in January 2018. Under CAMR, each state is allocated a mercury emissions cap and is required to develop regulations to implement the requirements, which can follow the federal requirements or be more restrictive.

Montana has finalized its own rules that would require every coal-fired generating plant in the state to achieve, by 2010, reduction levels more stringent than CAMR’s 2018 cap. Because enhanced chemical injection technologies may not be sufficiently developed to meet these levels of reduction by 2010, there is a risk that adsorption/absorption technology with fabric filters at the Colstrip Unit 4 generation facility would be required, which could represent a material cost. We expect the Montana mercury rules to be challenged. If those rules are overturned and we are instead required to comply with CAMR, achievement of the 2010 and 2018 requirements may be possible with more refined chemical injection technology combined with adjustments to boiler/fireball dynamics at a minimal cost. We are continuing to work with the other Colstrip owners to determine the ultimate financial impact of these new rules.

Manufactured Gas Plants

Approximately $28.6 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System (CERCLIS) list as contaminated with coal tar residue. We are currently investigating, characterizing, and initiating remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources. Our current reserve for remediation costs at this site is approximately $15.4 million, and we estimate that approximately $13 million of this amount will be incurred during the next five years.

We also own sites in North Platte, Kearney and Grand Island, Nebraska on which former manufactured gas facilities were located. During 2005, the Nebraska Department of Environmental Quality (NDEQ) conducted Phase II investigations of soil and groundwater at our Kearney and Grand Island sites. On March 30, 2006 and May 17, 2006, the NDEQ released to us the Phase II Limited Subsurface Assessment performed by the NDEQ’s environmental consulting firm for Kearney and Grand Island, respectively, and we are evaluating the results of these reports. We have initiated additional site investigation and assessment work at these locations. At present, we cannot determine with a reasonable degree of certainty the nature and timing of any risk-based remedial action at our Nebraska locations.

In addition, we own or have responsibility for sites in Butte, Missoula and Helena, Montana on which former manufactured gas plants were located. An investigation conducted at the Missoula site did not require entry into the Montana Department of Environmental Quality (MDEQ) voluntary remediation program, but required preparation of a groundwater monitoring plan. The Butte and Helena sites were placed into the MDEQ’s voluntary remediation program for cleanup due to the existence of exceedences of regulated pollutants in the groundwater. We conducted additional groundwater monitoring during 2005 and 2006 at the Butte and Missoula sites and have analyzed the data and presented it to the MDEQ. At this time, we believe that natural attenuation should address the problems at these sites; however, additional groundwater monitoring will be necessary. Evaluation of recently collected data from the Helena site is ongoing, which will help to complete our evaluation and assessment of remediation technologies for this site. Monitoring of groundwater at this site will be necessary for an extended time. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of risk-based remedial action at the Helena site.

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

LEGAL PROCEEDINGS

Magten/Law Debenture/QUIPS Litigation

Magten and Law Debenture v. NorthWestern Corporation - On April 16, 2004, Magten Asset Management Corporation (Magten) and Law Debenture Trust Company (Law Debenture) initiated an adversary proceeding, which we refer to as the QUIPS Litigation, against NorthWestern seeking among other things, to void the transfer of certain assets and liabilities of CFB to us. In essence, Magten and Law Debenture are asserting that the transfer of the transmission and distribution assets acquired from the Montana Power Company was a fraudulent conveyance because such transfer allegedly left CFB insolvent and unable to pay certain claims. The plaintiffs also assert that they are creditors of CFB as a result of Magten owning a portion of the Series A 8.5% Quarterly Income Preferred Securities (QUIPS) for which Law Debenture serves as the Indenture Trustee. Plaintiffs seek, among other things, the avoidance of the transfer of assets, declaration that the assets were fraudulently transferred and are not property of NorthWestern, the imposition of constructive trusts over the transferred assets and the return of such assets to CFB. On July 18, 2007, the Delaware District Court extended the discovery schedule and scheduled the trial for March 2008. We intend to vigorously defend against the QUIPS litigation.

Magten v. Certain Current and Former Officers - On April 19, 2004, Magten filed a complaint against certain former and current officers of CFB in U.S. District Court in Montana, seeking compensatory and punitive damages for alleged breaches of fiduciary duties by such officers in connection with the same transaction described above which is at issue in the QUIPS Litigation, namely the transfer of the transmission and distribution assets acquired from the Montana Power Company to NorthWestern. Those officers have requested CFB to indemnify them for their legal fees and costs in defending against the lawsuit and any settlement and/or judgment in such lawsuit. That lawsuit was transferred to the Federal District Court in Delaware in July 2005 and is consolidated with the QUIPS Litigation for purposes of discovery and pre-trial matters. On July 18, 2007, the Delaware District Court extended the discovery schedule and scheduled the trial for March 2008.

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

Magten and Law Debenture v. NorthWestern Corporation and Certain Individuals - On April 15, 2005, Magten and Law Debenture filed an adversary complaint in the Bankruptcy Court against NorthWestern and certain former and current officers and directors seeking to revoke the Confirmation Order of our Plan of Reorganization on the grounds that it was procured by fraud as a result of the alleged failure to adequately fund the Class 9 Disputed Claims Reserve with enough shares of new common stock to satisfy a potential full recovery on all pending claims against NorthWestern’s bankruptcy estate which were outstanding at the time the Plan became effective on November 1, 2004. The plaintiffs also alleged breach of fiduciary duty on the part of certain former and current officers in connection with the alleged under-funding of the Disputed Claims Reserve. NorthWestern filed a motion to dismiss or stay the litigation and on July 26, 2005, the Bankruptcy Court ordered a stay of the litigation pending resolution of Magten’s appeal of the Order confirming our Plan of Reorganization. NorthWestern intends to seek dismissal of this action and to the extent such action is not dismissed, NorthWestern intends to vigorously defend this action.

Twice during 2005 and during the second quarter of 2007, Magten, Law Debenture, the Plan Committee and NorthWestern unsuccessfully engaged in mediation to resolve the pending appeals and other pending litigation described above. We continue to have settlement discussions with the parties, and are currently engaged in further mediation efforts in the Third Circuit. At this time, we cannot predict the impact or resolution of any of these actions or reasonably estimate a range of possible loss, which could be material. We intend to vigorously defend against the adversary proceedings, lawsuits, appeals and any subsequently filed similar litigation. While we cannot currently predict the impact or resolution of this litigation, the plaintiffs’ claims with respect to the QUIPs Litigation should be treated as general unsecured, or Class 9, claims which would be satisfied out of the Class 9 Disputed Claims Reserve established under the Plan.

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

We are one of the defendants in a second class action lawsuit brought by the McGreevey plaintiffs, also entitled McGreevey, et al. v. The Montana Power Company, et al., pending in U.S. District Court in Montana. This lawsuit, like the Magten litigation described above, seeks, among other things, the avoidance of the transfer of assets from CFB to us, declaration that the assets were fraudulently transferred and are not property of our bankruptcy estate, the imposition of constructive trusts over the transferred assets, and the return of such assets to CFB. In response to this litigation, we filed an adversary proceeding in the Delaware Bankruptcy Court and, in October 2005 obtained an order enjoining the McGreevey plaintiffs from prosecuting the lawsuit against us.

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

City of Livonia

In November 2005, we and our directors were named as defendants in a shareholder class action and derivative action entitled City of Livonia Employee Retirement System v. Draper, et al., pending in the U.S. District Court for the District of South Dakota. The plaintiff claims, among other things, that the directors breached their fiduciary duties by not sufficiently negotiating with Montana Public Power Inc. and Black Hills Corporation, two entities that had made public, unsolicited offers to purchase NorthWestern. On April 26, 2006, Livonia amended its complaint to add allegations that our directors had erred in choosing the BBI offer because it was not the most attractive offer they had received for the company. The parties entered into a settlement agreement which provided that NorthWestern would redeem the existing shareholder rights plan either following shareholder approval of the Merger Agreement with BBI or upon termination of the Merger Agreement with BBI – whichever occurs first. Under the proposed agreement, the Board could adopt a new shareholder rights plan if the shareholders approve adoption of such a plan in advance or, in the event that circumstances require timely implementation of such a plan, the Board seeks and receives approval from shareholders within 12 months after adoption. In December 2006, the federal court indicated it would not approve the settlement because it did not provide any benefit to the class members. Based on the federal court’s order, the plaintiffs agreed to dismiss the lawsuit with prejudice on the condition that the federal court would retain jurisdiction over any award of attorneys’ fees. The plaintiffs’ motion seeking discovery in advance of its motion for an award of attorneys’ fees was denied. Plaintiffs have filed a motion for attorneys’ fees and costs seeking $9.9 million on the grounds that the Board’s acceptance of the BBI offer was attributable to their efforts. We have responded arguing that plaintiffs opposed all of the Board’s efforts leading to the BBI transaction and that its lawyers are thus entitled to no fees. The plaintiffs filed a reply in May 2007. On May 24, 2007, we notified the federal court of the MPSC unanimous direction to its staff to draft an order rejecting the proposed BBI transaction, noting that unless the BBI transaction was approved, the plaintiffs’ argument for benefit to the estate would be moot and suggested that the federal court delay any ruling until the MPSC reaches a final decision on the BBI transaction. On July 25, 2007, we advised the federal court that the Merger Agreement was terminated based on the action by the MPSC denying consideration of the revised proposal and denying approval of the transaction. Since that time, there has been no substantive activity in the case. We are awaiting a decision by the federal court and we believe that any award of attorneys’ fees would be reimbursed by insurance proceeds.

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

Other Litigation and Contingencies

During the second quarter of 2007, we voluntarily informed the Federal Energy Regulatory Commission (FERC) of several potential regulatory compliance issues related to our natural gas business. The FERC has initiated a nonpublic, informal investigation. We cannot currently predict the outcome of the FERC’s investigation.

In December 2006, the MPSC issued an order finalizing certain qualifying facility rates for the periods July 1, 2003 through June 30, 2006. Colstrip Energy Limited Partnership (CELP) is a qualifying facility with which we have a power purchase agreement through 2025. CELP filed a complaint against NorthWestern and the MPSC in Montana district court on July 6, 2007. Under the terms of the power purchase agreement with CELP, energy and capacity rates were fixed through June 30, 2004 and beginning July 1, 2004 through the end of the contract energy and capacity rates are to be determined each year pursuant to a formula. If the MPSC’s order is upheld in its current form, we anticipate reducing our QF liability by approximately $25 million as our estimate of energy and capacity rates for the remainder of the contract period would be reduced. CELP is disputing the methodology, used by us and approved by the MPSC on an annual basis, to calculate energy and capacity payments for the contract years 2004, 2005 and 2006. CELP is claiming that NorthWestern breached the power purchase agreement causing damages, which CELP asserts are not presently known but believed to be approximately $22 million for contract years 2004, 2005 and 2006. A temporary restraining order has been issued restraining us from implementing the rates finalized by the MPSC order pending a decision on CELP’s request for a preliminary injunction. We believe CELP has no basis for their complaint and intend to vigorously defend this action.

Relative to our leasehold interest in Colstrip Unit 4, the Mineral Management Service of the United States Department of Interior (MMS) issued two orders to Western Energy Company (WECO) in 2002 and 2003 to pay additional royalties concerning coal sold to Colstrip Units 3 and 4 owners. The orders assert that additional royalties are owed as a result of WECO not paying royalties in connection with revenue received by WECO from the Colstrip Units 3 and 4 owners under a coal transportation agreement during the period October 1, 1991 through December 31, 2001. On April 28, 2005, the appeals division of the MMS issued an order that reduced the amount claimed due to the application of statute of limitations. The state of Montana issued a demand to WECO in May 2005 consistent with the MMS position outlined above on these transportation revenues. Further, on September 28, 2006, the MMS issued an order to pay additional royalties on the basis of an audit of WECO’s royalty payments during the three years 2002 to 2004. WECO has appealed these orders and we are monitoring the process. The Colstrip Units 3 and 4 owners and WECO currently dispute the responsibility of the expenses if the MMS position prevails. We believe that the Colstrip Units 3 and 4 owners have reasonable defenses in this matter. However, if the MMS position prevails and WECO prevails in passing the expense responsibility to the owners, our share of the alleged additional royalties would be 15 percent, or approximately $4.5 million, and ongoing royalty expenses related to coal transportation.

We are also subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of operations, or cash flows.

(13) Colstrip Unit 4 Acquisition

On March 13, 2007, we completed the purchase from Mellon Leasing Corporation (Mellon) of Mellon’s Owner Participant interest in the 740 megawatt (MW) demonstrated-capacity coal-fired steam electric generation unit known as Colstrip Unit 4 for an aggregate purchase price of approximately $40.2 million, which includes applicable closing costs. The transaction involved a transfer by Mellon to us of its Owner Participant interest in the Owner Trust that holds title to Mellon’s beneficial interest. The Owner Participant interest acquired represents approximately 79 MWs of our 222 MW interest. We remain the lessee of that interest under the lease from the Owner Trustee. The transaction does not result in any change in control over, or operation of, Colstrip Unit 4.

In accordance with FIN 46R, we have consolidated the Owner Trust, which was determined to be a VIE. As a result of this consolidation, approximately $20.4 million of electric generation property, plant and equipment and non-recourse long-term debt (which is secured by the generation assets) are included on our consolidated balance sheet as of September 30, 2007. The debt was incurred by the Owner Trust to finance the initial purchase of the undivided interest in Colstrip Unit 4.

(14) Rate Matters

South Dakota Natural Gas Rate Case – In June 2007, we filed a request with the South Dakota Public Utilities Commission for a natural gas distribution revenue increase of $3.7 million. This base rate request was based on a return on equity of 11.25 percent, an equity ratio of 51.5 percent and rate base of $53.2 million. Hearings have been scheduled for November 2007, and we anticipate finalizing the rate case and implementing new rates during the fourth quarter of 2007.

Nebraska Natural Gas Rate Case– In June 2007, we filed a request with the Nebraska Public Service Commission for a natural gas distribution revenue increase of $2.8 million. This base rate request was based on a return on equity of 11.25 percent, an equity ratio of 51.5 percent and rate base of $25.6 million. We are negotiating the rate case directly with the cities we serve in Nebraska, and anticipate finalizing the rate case and implementing new rates during the fourth quarter of 2007.

FERC Transmission Rate Case – In October 2006, we filed a request with the FERC for an electric transmission revenue increase. Our requested increase pertains only to FERC jurisdictional wholesale transmission and retail choice customers representing approximately $8.6 million in revenue. In May 2007, we implemented interim rates, which are subject to refund plus interest pending final resolution. We are currently involved in settlement discussions with intervenors, and anticipate finalizing the rate case in the first quarter of 2008.

Montana Electric and Natural Gas Rate Case – In July 2007, we filed a request with the MPSC for a electric transmission and distribution revenue increase of $31.4 million, and a natural gas transmission, storage and distribution revenue increase of $10.5 million. This base rate request was based on a return on equity of 12 percent and 11.75 percent, respectively, a common equity ratio of 51.5 percent and rate base of $667.4 million and $265.4 million, respectively. Intervenor testimony in the case is due by November 9, 2007, and hearings have been scheduled for January 2008. We anticipate finalizing the rate case during the second quarter of 2008.

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

Highlights

Highlights for the three months ended September 30, 2007 include:

•	Filing an electric and natural gas rate case in Montana requesting a combined revenue increase of approximately $41.9 million;
•	Improved outlook on our long-term corporate credit rating from Standard and Poor’s Rating Group (S&P) to positive from stable; and
•	Increasing our quarterly dividend to 33 cents per share, representing an increase of two cents per share from the prior payout period.

Termination of Merger Agreement with Babcock & Brown Infrastructure Limited

On April 25, 2006, we entered into an Agreement and Plan of Merger (Merger Agreement) with BBI, an infrastructure investment company listed on the Australian Stock Exchange, under which BBI would acquire NorthWestern Corporation in an all-cash transaction at $37 per share. We had received all approvals necessary for the transaction, except from the Montana Public Service Commission (MPSC). On May 22, 2007, the MPSC unanimously directed its staff to draft an order denying the transaction. On June 25, 2007, we and BBI filed a formal joint request asking the MPSC to consider a revised proposal. In connection with our joint request to the MPSC, we and BBI agreed that if the MPSC denied the revised application, then either party in their sole discretion could terminate the Merger Agreement. On July 24, 2007, the MPSC denied the joint request and BBI terminated the Merger Agreement. The MPSC issued a final written order on July 31, 2007.

We incurred transaction related costs of approximately $1.5 million, and $13.9 million during the nine months ended September 30, 2007, and year-ended December 31, 2006, respectively, which have been expensed as incurred.

OVERALL CONSOLIDATED RESULTS

The following is a summary of our results of operations for the three and nine months ended September 30, 2007 and 2006. Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments. This discussion is followed by a more detailed discussion of operating results by segment.

Three Months Ended September 30, 2007 Compared with the Three Months Ended September 30, 2006

	Three Months Ended September 30,
	2007	2006	Change	% Change
	(in millions)
Operating Revenues
Regulated Electric	$202.1	$173.2	$28.9	16.7%
Regulated Natural Gas	37.1	35.8	1.3	3.6
Unregulated Electric	18.8	22.7	(3.9)	(17.2)
Other	17.1	10.8	6.3	58.3
Eliminations	(9.3)	(7.9)	(1.4)	17.7
	$265.8	$234.6	$31.2	13.3%

	Three Months Ended September 30,
	2007	2006	Change	% Change
	(in millions)
Cost of Sales
Regulated Electric	$109.9	$86.8	$23.1	26.6%
Regulated Natural Gas	16.3	16.6	(0.3)	(1.8)
Unregulated Electric	5.2	5.7	(0.5)	(8.8)
Other	16.5	9.5	7.0	73.7
Eliminations	(8.9)	(7.7)	(1.2)	15.6
	$139.0	$110.9	$28.1	25.3%

	Three Months Ended September 30,
	2007	2006	Change	% Change
	(in millions)
Gross Margin
Regulated Electric	$92.2	$86.4	$5.8	6.7%
Regulated Natural Gas	20.8	19.2	1.6	8.3
Unregulated Electric	13.6	17.0	(3.4)	(20.0)
Other	0.6	1.3	(0.7)	(53.8)
Eliminations	(0.4)	(0.2)	(0.2)	(100.0)
	$126.8	$123.7	$3.1	2.5%

Consolidated gross margin for the three months ended September 30, 2007 was $126.8 million, an increase of $3.1 million, or 2.5%, as compared with gross margin of $123.7 million in the third quarter of 2006. Margins in our regulated electric segment increased $5.8 million primarily due to warmer summer weather and customer growth. Margin in our regulated natural gas segment increased $1.6 million primarily due to increased transportation and storage revenue from the move of certain unregulated customers and our Nekota pipelines to the regulated business, and customer growth. Offsetting these increases was a decrease of $3.4 million in our unregulated electric segment primarily due to lower average contracted prices partially offset by higher volumes.

	Three Months Ended September 30,
	2007	2006	Change	% Change
	(in millions)
Operating Expenses
Operating, general and administrative	$52.5	$52.4	$0.1	0.2%
Property and other taxes	20.4	19.0	1.4	7.4
Depreciation	20.7	18.8	1.9	10.1
	$93.6	$90.2	$3.4	3.8%

Consolidated operating, general and administrative expenses were $52.5 million for the three months ended September 30, 2007 as compared with $52.4 million in the third quarter of 2006. This reflects $5.6 million in lower transaction related costs pursuant to the proposed BBI acquisition and reduced lease expense of $3.1 million for our Colstrip Unit 4 generating facility in 2007. Due to our purchase of the Owner Participant interest in a portion of the Colstrip Unit 4 generating facility in March 2007, our annual lease expense (a component of operating, general and administrative expenses) will decrease by approximately $7.8 million. The 2006 results include a $9.3 million reduction of operating, general and administrative expenses due to an insurance settlement received.

Property and other taxes were $20.4 million for the three months ended September 30, 2007 as compared with $19.0 million in 2006. We have seen significant increases in our Montana property taxes since 2003, due primarily to increasing valuation assessments of our property by the Montana Department of Revenue. We have protested approximately $11.6 million and $16.3 million of our 2005 and 2006 property taxes, respectively. In addition, an appeal of our 2005 valuation before the State Tax Appeal Board in Montana was denied and we intend to file an appeal in state court. We have recognized our property tax expense based on the total amount billed (including amounts protested), so if we are successful with our appeal, we will recognize a reduction of property tax expense in the period the appeal is resolved.

Under Montana law, we are allowed to track the changes in the actual level of state and local taxes and fees and recover these amounts in rates; however the MPSC has only authorized recovery of approximately 60% of this increase for the last three years.

Depreciation expense was $20.7 million for the three months ended September 30, 2007, an increase of $1.9 million over the third quarter of 2006 primarily due to higher plant and property in service and our purchase of the Owner Participant interest in a portion of the Colstrip Unit 4 generating facility in March 2007. We expect annual depreciation expense to increase by approximately $2.0 million as a result of this purchase.

Consolidated operating income for the three months ended September 30, 2007 was $33.2 million, as compared with $33.5 million in the third quarter of 2006.

Consolidated interest expense for the three months ended September 30, 2007 was $14.6 million as compared with $13.8 million in 2006. This increase was due to approximately $0.5 million of interest expense recorded related to the Ammondson verdict and $0.7 million of interest expense on debt assumed related to the purchase in March 2007 of Mellon’s Owner Participant interest in a portion of the Colstrip Unit 4 generating facility. We expect annual interest expense to increase by approximately $2.6 million as a result of this purchase. Partially offsetting this increase was a decrease in interest expense from refinancing transactions completed in 2006.

Consolidated other income for the three months ended September 30, 2007 was $0.9 million, an improvement of $1.3 million from the third quarter of 2006.

Consolidated provision for income taxes for the three months ended September 30, 2007 was $6.3 million as compared with $7.9 million in the third quarter of 2006. Our effective tax rate for 2007 was 32.3% as compared to 40.9% for 2006. Portions of our BBI transaction related costs were considered non-deductible for taxes in 2006; however, with the termination of the agreement these costs became deductible, resulting in a reduction to our tax provision of approximately $1.2 million for the three months ended September 30, 2007. While we reflect an income tax provision in our financial statements, we expect our cash payments for income taxes will be minimal through at least 2010, based on our anticipated use of net operating losses.

Consolidated net income for the three months ended September 30, 2007 was $13.2 million, an improvement of $1.8 million as compared with $11.4 million in the third quarter of 2006.

Nine Months Ended September 30, 2007 Compared with the Nine Months Ended September 30, 2006

	Nine Months Ended September 30,
	2007	2006	Change	% Change
	(in millions)
Operating Revenues
Regulated Electric	$551.2	$492.3	$58.9	12.0%
Regulated Natural Gas	257.3	253.5	3.8	1.5
Unregulated Electric	55.7	61.2	(5.5)	(9.0)
Other	49.9	61.6	(11.7)	(19.0)
Eliminations	(22.0)	(40.3)	18.3	(45.4)
	$892.1	$828.3	$63.8	7.7%

	Nine Months Ended September 30,
	2007	2006	Change	% Change
	(in millions)
Cost of Sales
Regulated Electric	$290.6	$247.4	$43.2	17.5%
Regulated Natural Gas	168.4	171.4	(3.0)	(1.8)
Unregulated Electric	13.7	12.1	1.6	13.2
Other	47.7	56.6	(8.9)	(15.7)
Eliminations	(20.8)	(39.2)	18.4	(46.9)
	$499.6	$448.3	$51.3	11.4%

	Nine Months Ended September 30,
	2007	2006	Change	% Change
	(in millions)
Gross Margin
Regulated Electric	$260.6	$244.9	$15.7	6.4%
Regulated Natural Gas	88.9	82.1	6.8	8.3
Unregulated Electric	42.0	49.1	(7.1)	(14.5)
Other	2.2	5.0	(2.8)	(56.0)
Eliminations	(1.2)	(1.1)	(0.1)	9.1
	$392.5	$380.0	$12.5	3.3%

Consolidated gross margin for the nine months ended September 30, 2007 was $392.5 million, an increase of $12.5 million, or 3.3%, over gross margin of $380.0 million in 2006. Margins in our regulated electric segment increased $15.7 million due primarily to customer growth, warmer summer weather, and higher cost of sales in 2006 due to a $4.1 million loss recorded as a result of a stipulation with the Montana Consumer Counsel. This increase was partially offset by lower wholesale sales in the secondary market. Margin in our regulated natural gas segment increased $6.8 million due to colder weather, customer growth and increased transportation and storage revenue from the move of certain unregulated customers and our Nekota pipelines to the regulated business. Offsetting these increases was a decrease of $7.1 million in unregulated electric margin primarily due to lower average contracted prices and higher fuel supply costs, partially offset by an increase in volumes resulting from higher demand and plant availability.

	Nine Months Ended September 30,
	2007	2006	Change	% Change
	(in millions)
Operating Expenses
Operating, general and administrative	$173.6	$182.4	$(8.8)	(4.8)%
Property and other taxes	61.7	57.2	4.5	7.9
Depreciation	61.4	56.4	5.0	8.9
	$296.7	$296.0	$0.7	0.2%

Consolidated operating, general and administrative expenses were $173.6 million for the nine months ended September 30, 2007 as compared with $182.4 million in the same period of 2006. This decrease was primarily due to $11.7 million in lower transaction related costs pursuant to the proposed BBI acquisition as discussed above and reduced lease expense of $8.0 million for our interest in the Colstrip Unit 4 generating facility as discussed above.The 2006 results include a $9.3 million reduction in operating, general and administrative expenses due to an insurance settlement received.

Property and other taxes were $61.7 million for the nine months ended September 30, 2007 as compared with $57.2 million in 2006. This increase was primarily due to a higher valuation assessment in our Montana service territory as discussed above.

Depreciation expense was $61.4 million for the nine months ended September 30, 2007 as compared with $56.4 million in 2006 primarily due to higher plant and property in service and our purchase of the Owner Participant interest in a portion of the Colstrip Unit 4 generating facility discussed above.

Consolidated operating income for the nine months ended September 30, 2007 was $95.8 million, as compared with $84.0 million in 2006. This $11.8 million increase was primarily due to the higher margins discussed above.

Consolidated interest expense for the nine months ended September 30, 2007 was $42.4 million as compared with $42.8 million in 2006. This includes increased interest expense of approximately $1.3 million related to the Ammondson verdict, and $1.6 million of interest expense on debt assumed related to the purchase in March 2007 of Mellon’s Owner Participant interest in a portion of the Colstrip Unit 4 generating facility. Offsetting this increase was a decrease in interest expense from refinancing transactions completed in 2006.

Consolidated other income for the nine months ended September 30, 2007 was $1.6 million, a decrease of $6.4 million from 2006. This decrease was primarily due to the inclusion in 2006 results of gains of $3.8 million related to an interest rate swap and $2.3 million on the sale of a partnership interest in oil and gas properties.

Consolidated provision for income taxes for the nine months ended September 30, 2007 was $20.3 million as compared with $19.7 million in 2006. Our effective tax rate for 2007 was 36.8% as compared to 40.0% for 2006. Portions of our BBI transaction related costs were considered non-deductible for taxes in 2006; however, with the termination of the agreement these costs became deductible, resulting in a reduction to our tax provision of approximately $1.2 million for the nine months ended September 30, 2007.

Consolidated net income for the nine months ended September 30, 2007 was $34.8 million, an increase of $4.8 million, or 16.0%, over $30.0 million in 2006. This improvement was primarily related to higher margins, partially offset by a decrease in other income.

REGULATED ELECTRIC SEGMENT

Three Months Ended September 30, 2007 Compared with the Three Months Ended September 30, 2006

	Results
	2007	2006	Change	% Change
	(in millions)
Electric supply revenue	$106.3	$83.9	$22.4	26.7%
Transmission & distribution revenue	78.5	74.1	4.4	5.9
Rate schedule revenue	184.8	158.0	26.8	17.0
Transmission	13.0	10.8	2.2	20.4
Wholesale	2.2	2.4	(0.2)	(8.3)
Miscellaneous	2.1	2.0	0.1	5.0
Total Revenues	202.1	173.2	28.9	16.7%
Supply costs	105.5	83.8	21.7	25.9
Wholesale	0.7	0.9	(0.2)	(22.2)
Other cost of sales	3.7	2.1	1.6	76.2
Total Cost of Sales	109.9	86.8	23.1	26.6%
Gross Margin	$92.2	$86.4	$5.8	6.7%
% GM/Rev	45.6%	49.9%

	Volumes MWH
	2007	2006	Change	% Change
	(in thousands)
Retail Electric
Residential	699	675	24	3.6%
Commercial	1,102	1,068	34	3.2
Industrial	770	759	11	1.4
Other	95	91	4	4.4
Total Retail Electric	2,666	2,593	73	2.8%
Wholesale Electric	54	64	(10)	(15.6)%

Average Customer Counts	2007	2006	Change	% Change
Montana	327,519	321,748	5,771	1.8%
South Dakota	59,590	59,133	457	0.8%
Total	387,109	380,881	6,228	1.6%

	2007 as compared to:
Cooling Degree-Days	2006	Historic Average
Montana	17% Warmer	79% Warmer
South Dakota	17% Warmer	58% Warmer

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

Electric rate schedule revenue for the three months ended September 30, 2007 increased $26.8 million, or 17.0% over results in the third quarter of 2006. Electric supply revenue, which consists of supply costs that are collected in rates from customers, increased $22.4 million consisting of $18.9 million due to 23.0% higher average prices and $3.5 million due to a 2.8% increase in volumes. The volume related increase was due to a combination of warmer summer weather and 1.6% customer growth. In addition, transmission and distribution revenue increased $4.4 million due to the increase in volumes.

Transmission Revenue

Transmission revenue consists of revenue earned for transmitting energy across our lines for customers who select other suppliers and for off-system, or open access, customers. Transmission revenues in Montana can fluctuate substantially from year to year based on market conditions in surrounding states. For example, if energy costs are substantially higher in California than in states to our east, suppliers may realize more profit by transmitting electricity across our lines into the California market than by buying electricity within California. We refer to these differences as price differentials. These price differentials account for approximately $1.6 million of the increase in transmission revenue. In May 2007, we implemented an interim increase in our transmission rates (subject to refund), which accounts for approximately $0.6 million of the increase in transmission revenue.

Gross Margin

Gross margin for the three months ended September 30, 2007 increased $5.8 million, or 6.7% as compared with the third quarter of 2006. This increase was due primarily to the warmer summer weather and customer growth.

Volumes

Regulated retail electric volumes for the three months ended September 30, 2007 totaled 2,665,512 MWHs, an increase of 2.8% from 2,592,823 MWHs in the same period in 2006 due primarily to warmer summer weather and customer growth. Regulated wholesale electric volumes in the third quarter of 2007 were 54,262 MWHs, a decrease from 64,194 MWHs in the same period in 2006 resulting from plant down time due to scheduled maintenance. We expect further plant down time in the fourth quarter 2007 due to maintenance.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

	Results
	2007	2006	Change	% Change
	(in millions)
Electric supply revenue	$282.5	$234.5	$48.0	20.5%
Transmission & distribution revenue	221.5	210.2	11.3	5.4
Rate schedule revenue	504.0	444.7	59.3	13.3
Transmission	36.8	34.6	2.2	6.4
Wholesale	4.5	6.8	(2.3)	(33.8)
Miscellaneous	5.9	6.2	(0.3)	(4.8)
Total Revenues	551.2	492.3	58.9	12.0%
Supply costs	279.2	237.0	42.2	17.8
Wholesale	1.5	2.4	(0.9)	(37.5)
Other cost of sales	9.9	8.0	1.9	23.8
Total Cost of Sales	290.6	247.4	43.2	17.5%
Gross Margin	$260.6	$244.9	$15.7	6.4%
% GM/Rev	47.3%	49.7%

	Volumes MWH
	2007	2006	Change	% Change
	(in thousands)
Retail Electric
Residential	2,046	1,964	82	4.2%
Commercial	3,040	2,935	105	3.6
Industrial	2,250	2,273	(23)	(1.0)
Other	164	167	(3)	(1.8)
Total Retail Electric	7,500	7,339	161	2.2%
Wholesale Electric	119	176	(57)	(32.4)%

Average Customer Counts	2007	2006	Change	% Change
Montana	325,771	319,845	5,926	1.9%
South Dakota	59,421	58,884	537	0.9%
Total	385,192	378,729	6,463	1.7%

	2007 as compared to:
Cooling Degree-Days	2006	Historic Average
Montana	17% Warmer	74% Warmer
South Dakota	15% Warmer	56% Warmer

Rate Schedule Revenue

Electric rate schedule revenue for the nine months ended September 30, 2007 increased $59.3 million, or 13.3% over results in 2006. Electric supply revenue, which consists of supply costs that are collected in rates from customers, increased $48.0 million, consisting of $40.8 million due to 17.6% higher average prices, and $7.2 million due to a 2.2% increase in volumes. The volume related increase was due to a combination of warmer summer weather and 1.7% customer growth. In addition, transmission and distribution revenue increased $11.3 million primarily due to increased residential and commercial volumes due to warmer summer weather.

Transmission Revenue

Transmission revenue for the nine months ended September 30, 2007 increased $2.2 million, or 6.4% due to price differentials as discussed above of approximately $1.4 million, and an interim increase in our transmission rates (subject to refund) implemented in May 2007 of approximately $0.8 million.

Wholesale Revenues

Wholesale revenues are derived from our joint ownership in generation facilities. Excess power not used by our South Dakota customers is sold in the wholesale market. These revenues for the nine months ended September 30, 2007 decreased $2.3 million, or 33.8%, primarily due to a 32.4% decrease in volumes sold in the secondary markets. We had less wholesale energy available to sell due to decreased plant availability resulting from scheduled maintenance.

Gross Margin

Gross margin for the nine months ended September 30, 2007 increased $15.7 million, or 6.4% as compared with the same period in 2006. This improvement was due primarily to customer growth, warmer summer weather, and the inclusion in 2006 results of higher cost of sales due to a $4.1 million loss recorded as a result of a stipulation with the Montana Consumer Counsel. This increase was partially offset by lower wholesale sales in the secondary market.

Volumes

Regulated retail electric volumes for the nine months ended September 30, 2007 totaled 7,500,288 MWHs, which increased 2.2% as compared with 7,338,574 MWHs in the same period in 2006 due primarily to warmer summer weather and customer growth. Regulated wholesale electric volumes in 2007 were 119,270 MWHs, a decrease from 176,492 MWHs in the same period in 2006 resulting from increased plant down time due to scheduled maintenance.

REGULATED NATURAL GAS SEGMENT

Three Months Ended September 30, 2007 Compared with the Three Months Ended September 30, 2006

	Results
	2007	2006	Change	% Change
	(in millions)
Gas supply revenue	$14.3	$14.2	$0.1	0.7%
Transportation, distribution & storage revenue	13.7	13.0	0.7	5.4
Rate schedule revenue	28.0	27.2	0.8	2.9
Transportation & storage	6.0	5.0	1.0	20.0
Wholesale revenue	1.6	2.1	(0.5)	(23.8)
Miscellaneous	1.5	1.5	—	—
Total Revenues	37.1	35.8	1.3	3.6%
Supply costs	14.3	14.2	0.1	0.7
Wholesale supply costs	1.6	2.1	(0.5)	(23.8)
Other cost of sales	0.4	0.3	0.1	33.3
Total Cost of Sales	16.3	16.6	(0.3)	(1.8)%
Gross Margin	$20.8	$19.2	$1.6	8.3%
% GM/Rev	56.1%	53.6%

	Volumes Dekatherms
	2007	2006	Change	% Change
	(in thousands)
Retail Gas
Residential	1,176	1,194	(18)	(1.5)%
Commercial	1,027	999	28	2.8
Industrial	15	4	11	275.0
Other	5	31	(26)	(83.9)
Total Retail Gas	2,223	2,228	(5)	(0.2)%

Average Customer Counts	2007	2006	Change	% Change
Montana	173,777	169,867	3,910	2.3%
South Dakota	42,067	41,441	626	1.5
Nebraska	40,308	40,181	127	0.3
Total	256,152	251,489	4,663	1.9%

2007 as compared to:
Heating Degree-Days	2006	Historic Average
Montana	3% Warmer	23% Warmer
South Dakota	30% Warmer	184% Warmer
Nebraska	30% Warmer	205% Warmer

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

Transportation, distribution and storage revenue for the three months ended September 30, 2007 increased $0.7 million from results in the third quarter of 2006 primarily due to 1.9% customer growth, partially offset by lower average usage per residential customer.

Transportation & Storage Revenue

Transportation revenue consists of revenue earned for transporting natural gas through our pipelines for customers who select other suppliers and for off-system, or open access, customers. Transportation and storage revenue increased $1.0 million in the third quarter of 2007 as compared with the third quarter of 2006, primarily due to the transfer of certain previously unregulated customers and our Nekota pipelines into the regulated business. Transportation and storage revenues can fluctuate significantly from year to year based on the anticipated spread and volatility between summer and winter gas prices. For example, producers may elect to store summer gas production for later delivery during the traditionally higher priced winter heating season. Likewise, customers that have chosen other commodity suppliers may utilize storage to secure lower priced summer gas production for use during the winter season.

Wholesale Revenue

Wholesale revenue decreased $0.5 million due to a decrease in sales of excess purchased gas in the secondary markets. As the sales of excess purchased gas are also reflected in cost of sales, there is no gross margin impact.

Gross Margin

Gross margin for the three months ended September 30, 2007 increased $1.6 million, or 8.3% over the third quarter of 2006 due to higher transportation and storage revenue from the move of certain unregulated customers and our Nekota pipelines to the regulated business and customer growth.

Volumes

Regulated retail natural gas volumes were 2,223,491 dekatherms during the three months ended September 30, 2007, compared with 2,227,857 dekatherms for the same period in 2006.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

	Results
	2007	2006	Change	% Change
	(in millions)
Gas supply revenue	$148.1	$161.3	$(13.2)	(8.2)%
Transportation, distribution & storage revenue	69.6	63.6	6.0	9.4
Rate schedule revenue	217.7	224.9	(7.2)	(3.2)
Transportation & storage	17.5	14.9	2.6	17.4
Wholesale revenue	18.1	8.0	10.1	126.3
Miscellaneous	4.0	5.7	(1.7)	(29.8)
Total Revenues	257.3	253.5	3.8	1.5%
Supply costs	148.1	161.3	(13.2)	(8.2)
Wholesale supply costs	18.1	8.0	10.1	126.3
Other cost of sales	2.2	2.1	0.1	4.8
Total Cost of Sales	168.4	171.4	(3.0)	(1.8)%
Gross Margin	$88.9	$82.1	$6.8	8.3%
% GM/Rev	34.6%	32.4%

	Volumes Dekatherms
	2007	2006	Change	% Change
	(in thousands)
Retail Gas
Residential	11,951	11,163	788	7.1%
Commercial	7,859	7,237	622	8.6
Industrial	111	101	10	9.9
Other	114	116	(2)	(1.7)
Total Retail Gas	20,035	18,617	1,418	7.6%

Average Customer Counts	2007	2006	Change	% Change
Montana	174,362	170,468	3,894	2.3%
South Dakota	42,400	41,693	707	1.7
Nebraska	40,767	40,665	102	0.3
Total	257,529	252,826	4,703	1.9%

2007 as compared to:
Heating Degree-Days	2006	Historic Average
Montana	1% Colder	10% Warmer
South Dakota	15% Colder	3% Warmer
Nebraska	17% Colder	5% Warmer

Rate Schedule Revenue

Gas rate schedule revenue for the nine months ended September 30, 2007 decreased $7.2 million, or 3.2% from results in 2006. Gas supply revenues, which consist of supply costs that are collected in rates from customers, decreased $13.2 million, consisting of $23.7 million due to 14.7% lower average rates partly offset by $10.5 million due to a 7.6%, increase in volumes resulting from colder weather and customer growth. This volume increase also caused the $6.0 million increase in transportation, distribution and storage revenue.

Transportation & Storage Revenue

Transportation revenue consists of revenue earned for transporting natural gas through our pipelines for customers who select other suppliers and for off-system, or open access, customers. Transportation and storage revenue increased $2.6 million in the nine months ended September 30, 2007 as compared with the same period in 2006, primarily due to the transfer of certain previously unregulated customers and our Nekota pipelines into the regulated business.

Wholesale Revenue

Wholesale revenue increased $10.1 million, or 126.3%, due to an increase in sales of excess purchased gas in the secondary markets. As the sales of excess purchased gas are also reflected in cost of sales, there is no gross margin impact.

Gross Margin

Gross margin for the nine months ended September 30, 2007 increased $6.8 million, or 8.3% over the same period in 2006 primarily due to colder weather, customer growth and increased transportation and storage revenue as discussed above.

Volumes

Regulated retail natural gas volumes were 20,034,749 dekatherms during the nine months ended September 30, 2007, compared with 18,616,509 dekatherms, an increase of 7.6% over the same period in 2006. This increase was due primarily to colder weather and customer growth.

UNREGULATED ELECTRIC SEGMENT

Three Months Ended September 30, 2007 Compared with the Three Months Ended September 30, 2006

Our unregulated electric segment primarily consists of a 30% share of the Colstrip Unit 4 generation facility. We sell our Colstrip Unit 4 output, representing approximately 222 megawatts at full load, principally to two unrelated third parties under agreements through December 2010. Under a separate agreement we repurchase 111 megawatts through December 2010. These 111 megawatts were available for market sales to other third parties through June 2007. Beginning July 1, 2007, 90 megawatts of base-load energy from Colstrip Unit 4 are being supplied to the Montana default supply load (included in our regulated electric segment) for a term of 11.5 years at an average nominal price of $35.80 per megawatt hour.

	Results
	2007	2006	Change	% Change
	(in millions)
Total Revenues	$18.8	$22.7	$(3.9)	(17.2)%
Supply costs	4.5	4.8	(0.3)	(6.3)
Wheeling costs	0.7	0.9	(0.2)	(22.2)
Total Cost of Sales	$5.2	$5.7	$(0.5)	(8.8)%
Gross Margin	$13.6	$17.0	$(3.4)	(20.0)%
% GM/Rev	72.3%	74.9%

	Volumes MWH
	2007	2006	Change	% Change
	(in thousands)
Wholesale Electric	454	414	40	9.7%

Revenue

Unregulated electric revenue decreased $3.9 million, or 17.2%, for the three months ended September 30, 2007 primarily due to 20.9% lower average contracted prices partially offset by 9.7% higher volumes.

Gross Margin

Gross margin decreased $3.4 million, or 20.0%, with lower average contracted prices partially offset by higher volumes.

Volumes

Unregulated electric volumes were 453,846 MWHs in the third quarter of 2007, an increase of 9.7% over 413,974 MWHs in the same period in 2006. We had more energy available to sell in 2007 due to unplanned plant outages in 2006 related to plant maintenance.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

	Results
	2007	2006	Change	% Change
	(in millions)
Total Revenues	$55.7	$61.2	$(5.5)	(9.0)%
Supply costs	11.4	9.6	1.8	18.8
Wheeling costs	2.3	2.5	(0.2)	(8.0)
Total Cost of Sales	$13.7	$12.1	$1.6	13.2%
Gross Margin	$42.0	$49.1	$(7.1)	(14.5)%
% GM/Rev	75.4%	80.2%

	Volumes MWH
	2007	2006	Change	% Change
	(in thousands)
Wholesale Electric	1,189	1,076	113	10.5%

Revenue

Unregulated electric revenue decreased $5.5 million, or 9.0%, for the nine months ended September 30, 2007 primarily due to 12.4% lower average contracted prices partially offset by 10.5% higher volumes.

Gross Margin

Gross margin decreased $7.1 million, or 14.5%, due primarily to lower average contracted prices and higher fuel supply costs, partially offset by an increase in volumes resulting from higher demand and plant availability.

Volumes

Unregulated electric volumes were 1,189,188 MWHs for the nine months ended September 30, 2007, an increase of 10.5% over 1,076,292 MWHs in 2006,primarily due to increased demand. During the second quarter of 2006 strong hydro generation in the Pacific Northwest provided increased supply in the wholesale electricity market, resulting in reduced demand for our Colstrip power. In addition, we had less energy available to sell in 2006 due to decreased plant availability resulting from planned and unplanned outages for plant maintenance.

ALL OTHER

This primarily consists of our remaining unregulated natural gas operations and unallocated corporate costs. We previously disclosed our intent to sell our unregulated natural gas business or transfer the remaining customers and contracts to our regulated natural gas business. We have moved certain customers to our regulated natural gas business unit and sold several customer contracts during 2007; therefore, the unregulated natural gas business unit will no longer be considered a reportable segment under SFAS No. 131. We have two remaining unregulated natural gas contracts (a supply contract and an interstate capacity agreement) that will be presented in all other.

LIQUIDITY AND CAPITAL RESOURCES

We utilize our revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to reduce borrowings. As of September 30, 2007, we had cash and cash equivalents of $4.7 million, and revolver availability of $156.6 million. During the nine months ended September 30, 2007, we used existing cash to repay $44.4 million of debt, including repayments of $36.0 million on our revolver. In addition to these repayments, we paid dividends on common stock of $34.4 million, property tax payments of approximately $38 million, our semi-annual Colstrip Unit 4 operating lease payment of approximately $16.1 million, completed the purchase of the Owner Participant interest in a portion of the Colstrip Unit 4 generating facility for approximately $40.2 million, and contributed $21.9 million to our pension plans.

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

The effect of this seasonality on our liquidity is also impacted by changes in the market prices of our electric and natural gas supply, which is recovered through various monthly cost tracking mechanisms. These energy supply tracking mechanisms are designed to provide stable and timely recovery of supply costs on a monthly basis during the July to June annual tracking period, with an adjustment in the following annual tracking period to correct for any under or over collection in our monthly trackers. Due to the lag between our purchases of electric and natural gas commodities and revenue receipt from customers, cyclical over and under collection situations arise consistent with the seasonal fluctuations discussed above; therefore we usually under collect in the fall and winter and over collect in the spring. However, as of September 30, 2007, we are over collected on our current Montana natural gas and electric trackers by approximately $18.6 million, as compared with an undercollection of $2.7 million as of September 30, 2006. This overcollection is primarily due to increases phased into our electric supply rates during 2007 in anticipation of contract changes leading to higher supply prices. This phase in of increases will distribute the impact of supply cost increases over the next annual tracking period.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Nine Months Ended September 30,
	2007	2006
Continuing Operating Activities
Net income	$34.8	$30.0
Non-cash adjustments to net income	85.9	73.5
Proceeds from hedging activities	—	14.5
Changes in working capital	55.1	23.5
Other	(1.9)	(6.0)
	173.9	135.5
Continuing Investing Activities
Property, plant and equipment additions	(77.9)	(75.3)
Sale of assets	1.4	23.3
Proceeds from hedging activities	—	5.3
Colstrip Unit 4 acquisition	(40.2)	—
	(116.7)	(46.7)
Continuing Financing Activities
Net repayment of debt	(44.4)	(42.1)
Dividends on common stock	(34.4)	(33.0)
Deferred gas storage	—	(11.7)
Other	24.4	(10.7)
	(54.4)	(97.5)
Discontinued Operations	—	7.7
Net Increase in Cash and Cash Equivalents	$2.8	$(1.0)
Cash and Cash Equivalents, beginning of period	$1.9	$2.7
Cash and Cash Equivalents, end of period	$4.7	$1.7

Cash Provided By Continuing Operating Activities

As of September 30, 2007, cash and cash equivalents were $4.7 million, as compared with $1.9 million at December 31, 2006 and $1.7 million at September 30, 2006. Cash provided by continuing operating activities totaled $173.9 million for the nine months ended September 30, 2007 as compared with $135.5 million during the nine months ended September 30, 2006. This increase in operating cash flows was primarily related to an overcollection in our electric tracker, which is discussed above in the “Factors Impacting Our Liquidity” section, decreased purchases of storage gas and higher net income. In addition, proceeds received from hedging activities during the nine months ended September 30, 2006 partially offsets these increases.

Cash Used in Continuing Investing Activities

Cash used in investing activities of continuing operations totaled $116.7 million during the nine months ended September 30, 2007, as compared with $46.7 million during the nine months ended September 30, 2006. During the nine months ended September 30, 2007 we used $40.2 million to complete the purchase of the Owner Participant interest in a portion of the Colstrip Unit 4 generating facility, and $77.9 million for property, plant and equipment additions. During the nine months ended September 30, 2006, we received cash proceeds from the sale of assets of approximately $23.3 million and $5.3 million from the settlement of hedges, offset by cash used of approximately $75.3 million for property, plant and equipment additions.

Cash Used in Continuing Financing Activities

Cash used in financing activities of continuing operations totaled $54.4 million during the nine months ended September 30, 2007, as compared with $97.5 million during the nine months ended September 30, 2006. During the nine months ended September 30, 2007 we have made debt repayments of $44.4 million and paid dividends on common stock of $34.4 million, offset by cash proceeds of $25.3 million received from the exercise of warrants. During the nine months ended September 30, 2006 we made debt repayments of $42.1 million, paid dividends on common stock of $33.0 million, and paid $11.7 million for deferred storage transactions. Cash used to repurchase shares during the nine months ended September 30, 2006 was approximately $4.1 million. In addition, in association with our debt refinancing transactions completed during 2006, we capitalized $6.9 million of financing costs.

Sources and Uses of Funds

We believe that our operating cash flows and borrowing capacity, taken as a whole, provide sufficient resources to fund our ongoing operating requirements, debt maturities, anticipated dividends and estimated future capital expenditures during the next twelve months. As of October 26, 2007, our availability under our revolving line of credit was approximately $170.6 million.

We have entered into a definitive agreement with SGE (New York) Associates to purchase SGE’s Owner Participant interest in the Colstrip Unit 4 generation facility for approximately $128.4 million, including the assumption of $28.9 million of debt. This interest represents approximately 143 megawatts. We expect to complete this purchase during the fourth quarter of 2007.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of September 30, 2007. See our Annual Report on Form 10-K for the year ended December 31, 2006 for additional discussion.

	Total	2007	2008	2009	2010	2011	Thereafter
	(in thousands)
Long-term Debt (1)	$681,545	$2,438	$10,115	$24,927	$12,366	$6,578	$625,121
Capital Leases	40,899	510	1,677	1,269	1,174	1,265	35,004
Future Minimum Operating Lease Payments (1)	232,916	16,634	33,874	33,119	32,740	14,872	101,677
Estimated Pension and Other Postretirement Obligations (2)	96,190	1,150	26,490	22,870	23,340	22,340	N/A
Qualifying Facilities (3)	1,533,283	14,605	59,497	61,586	63,589	65,323	1,268,683
Supply and Capacity Contracts (4)	1,965,750	168,955	475,840	307,058	282,534	145,602	585,761
Contractual Interest Payments on Debt (5)	399,576	7,733	39,798	38,672	36,847	35,830	240,696
Total Commitments	$4,950,159	$212,025	$647,291	$489,501	$452,590	$291,810	$2,856,942

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
(5)

Contractual interest payments include an assumed average interest rate of 5.4% on an estimated revolving line of credit balance of $14.0 million through maturity in November 2009, which is our only variable rate debt.

Credit Ratings

Fitch Investors Service (Fitch), Moody’s Investors Service (Moody’s) and S&P are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. Our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Corporate Rating	Outlook
Fitch	BBB	BBB-	BBB-	Stable
Moody’s	Baa3	Ba2	N/A	Stable
S&P	BBB	BB-	BB+	Positive

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are economically favorable to us and impacts our trade credit availability.

During the third quarter of 2007, S&P revised its outlook on our long-term corporate credit rating to positive from stable. In addition, S&P modified the criteria related to assigning ratings on all U.S. utilities’ first mortgage bonds. As a result of the new criteria, S&P upgraded our first mortgage bonds to BBB from BBB-.

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

As of September 30, 2007, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2006. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as described below.

Interest Rate Risk

We utilize various risk management instruments to reduce our exposure to market interest rate changes. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. All of our debt has fixed interest rates, with the exception of our revolver, which bears interest at a variable rate (currently approximately 6.5%) tied to the London Interbank Offered Rate (LIBOR). Based upon amounts outstanding as of September 30, 2007, a 1% increase in the LIBOR would increase annual interest expense on this line of credit by approximately $0.2 million.

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

As part of our overall strategy for fulfilling our requirement as the default supplier in Montana, we employ the use of market purchases, including forward purchase and sales contracts. These types of contracts are included in our default supply portfolio and are used to manage price volatility risk by taking advantage of seasonal fluctuations in market prices. While we may incur gains or losses on individual contracts, the overall portfolio approach is intended to provide price stability for consumers; therefore, these commodity costs are included in our cost tracking mechanisms.

In our all other segment, we currently have a capacity contract through 2013 with a pipeline that gives us basis risk depending on gas prices at two different delivery points. We have sales contracts with certain customers that provide for a selling price based on the index price of gas coming from a delivery point in Ventura, Iowa. The pipeline capacity contract allows us to take delivery of gas from Canada, which has historically been cheaper than gas coming from Ventura, even when including transportation costs. If the Canadian gas plus transportation cost exceeds the index price at Ventura, then we will lose money on these gas sales. The annual capacity payments are approximately $1.8 million, which represents our maximum annual exposure related to this basis risk.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our obligation to supply a minimum annual quantity of power to the Montana default supply could expose us to material commodity price risk if certain QFs under contract with us do not perform during a time of high commodity prices, as we are required to supply any quantity deficiency.

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

Beginning July 1, 2007, we are obligated to supply 90 megawatts of base-load energy from Colstrip Unit 4 to the Montana default supply for a term of 11.5 years, at an average nominal price of $35.80 per megawatt hour. We expect that the sale of the 132 megawatts of our remaining output, which is not under contract after 2010, will be sufficient to allow us to recover the carrying value of our Colstrip Unit 4 generation assets. If we are unable to sell the 132 megawatts at such a sufficient price, then the value of our Colstrip Unit 4 interest would be materially adversely impacted.

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

Environmental laws and regulations require us to incur certain costs, which could be substantial, to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment. Governmental regulations establishing environmental protection standards are continually evolving, and, therefore, the character, scope, cost and availability of the measures we may be required to take to ensure compliance with evolving laws or regulations cannot be predicted. Our range of exposure for environmental remediation obligations is estimated to be $20.4 million to $56.1 million. We had an environmental reserve of $33.3 million at September 30, 2007. This reserve was established in anticipation of future remediation activities at our various environmental sites and does not factor in any exposure to us arising from new regulations, private tort actions or claims for damages allegedly associated with specific environmental conditions. To the extent that our environmental liabilities are greater than our reserves or we are unsuccessful in recovering anticipated insurance proceeds under the relevant policies or recovering a material portion of remediation costs in our rates, our results of operations and financial condition could be adversely affected.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 8, 2007, we held our annual meeting of shareholders. At that meeting, the following matters were voted upon:

1.	All of the Directors were elected to serve a one-year term as Directors until the 2008 Annual Meeting.

	VOTES FOR:	VOTES WITHHELD:
Stephen P. Adik	27,268,356	75,925
E. Linn Draper	27,268,176	76,105
Jon S. Fossel	27,268,198	76,082
Michael J. Hanson	27,268,407	75,874
Julia L. Johnson	27,268,954	75,327
Philip L. Maslowe	27,260,232	84,049
D. Louis Peoples	27,268,150	76,131

2.	The ratification of Deloitte & Touche, LLP as our independent auditors was approved.

	FOR:	AGAINST:	ABSTAIN:
Votes	27,291,452	35,702	17,129

ITEM 6.	EXHIBITS
(a)	Exhibits

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

NORTHWESTERN CORPORATION
Date: October 31, 2007	By:	/s/ BRIAN B. BIRD
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