Form 10-K
period 2007-12-31
NORTHWESTERN CORP
filed 2008-02-26
CIK 73088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form  10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 1-10499

NORTHWESTERN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-0172280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3010 W. 69th Street, Sioux Falls, South Dakota	57108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 605-978-2900

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.01 par value	NASDAQ Global Select Market System

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒ No ☐

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

The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was $1,219,000,000 computed using the last sales price of $34.35 per share of the registrant’s common stock on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 22, 2008, 38,972,551 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒ No ☐

Documents Incorporated by Reference

Certain sections of our Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K

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

Words or phrases such as “anticipates," “may," “will," “should," “believes," “estimates," “expects," “intends," “plans," “predicts," “projects," “targets," “will likely result," “will continue" or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include, but are not limited to:

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

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business and results of operations are subject to the uncertainties described under the caption “Risk Factors" which is part of the disclosure included in Part I, Item 1A of this Report.

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

Unless the context requires otherwise, references to “we," “us," “our," “NorthWestern Corporation," “NorthWestern Energy" and “NorthWestern" refer specifically to NorthWestern Corporation and its subsidiaries. “Predecessor Company" refers to us prior to emergence from bankruptcy (operations prior to October  31, 2004). “Successor Company" refers to us after emergence from bankruptcy (operations after November  1, 2004).

GLOSSARY

Allowance for Funds Used During Construction (AFUDC) - An accounting convention prescribed by the Federal Energy Regulatory Commission that represents the estimated composite interest costs of debt and a return on equity funds used to finance construction. The allowance is capitalized in the property accounts and included in income.

Ancillary Services - These services ensure reliability and support the transmission of electricity from generation sites to customer loads. Such services may include: load regulation, spinning reserve, non-spinning reserve, replacement reserve, and voltage support.

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

Deregulation - In the energy industry, the process by which regulated markets become competitive markets, giving customers the opportunity to choose their energy supplier.

Environmental Protection Agency (EPA) - A Federal agency charged with protecting the environment.

Federal Energy Regulatory Commission (FERC) - The Federal agency that has jurisdiction over interstate electricity sales, wholesale electric rates, hydroelectric licensing, natural gas transmission and related services pricing, oil pipeline rates and gas pipeline certification.

Franchise - A special privilege conferred by a unit of state or local government on an individual or corporation to occupy and use the public ways and streets for benefit to the public at large. Local distribution companies typically have exclusive franchises for utility service granted by state or local governments.

Hedging - Entering into transactions to manage various types of risk (e.g. commodity risk).

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

Independent Systems Operator (ISO) - An entity that has been granted the authority by multiple utilities to operate in a non-discriminatory manner all the transmission assets of a fixed geographic area.

Lignite Coal - The lowest rank of coal, often referred to as brown coal, used almost exclusively as fuel for steam-electric power generation. It has a high inherent moisture content, sometimes as high as 45 percent. The heat content of lignite ranges from 9 to 17 million Btu per ton on a moist, mineral-matter-free basis.

Mid-Columbia Electricity Price Index (Mid-C) – An electric pricing index of volume-weighted averages of specifically defined bilateral, wholesale, physical transactions. Calculations for these indexes average power transactions from Columbia, Midway, Rocky Reach, Wells, and Wanapum/Vantage, delivery points along the Columbia River.

Midcontinent Area Power Pool (MAPP) - A voluntary association of electric utilities and other electric industry participants that acts as a regional transmission group, responsible for facilitating open access of the transmission system and a generation reserve sharing pool which provides efficient and available generation to meet regional demand.

Montana Consumer Counsel (MCC) - A Montana state constitution established advocate for public utility and transportation consumers, which represents them before the Public Service Commission, state and federal courts, and administrative agencies in matters concerning public utility regulation.

Montana Public Service Commission (MPSC) - The state agency that regulates public utilities doing business in Montana.

Nebraska Public Service Commission (NPSC) - The state agency that regulates public utilities doing business in Nebraska.

Open Access - Non-discriminatory, fully equal access to transportation or transmission services offered by a pipeline or electric utility.

Open Season - A period of time in which potential customers can bid for services, and during which such customers are treated equally regarding priority in the queue for service.

Peak Load - A measure of the maximum amount of energy delivered at a point in time.

Qualifying Facility (QF) - As defined under the Public Utility Regulatory Policies Act of 1978, a QF sells power to a regulated utility at a price determined by a public service commission that is intended to be equal to that which the utility would otherwise pay if it were to build its own power plant or buy power form another source.

Regional Transmission Organization (RTO) - An independent entity, which is established to have “functional control" over utilities' transmission systems, in order to expedite transmission of electricity. RTO's typically operate markets within their territories.

Securities and Exchange Commission (SEC) - The U.S. agency charged with protecting investors, maintaining fair, orderly and efficient markets and facilitating capital formation.

South Dakota Public Utilities Commission (SDPUC) - The state agency that regulates public utilities doing business in South Dakota.

Sub-bituminous coal -- A coal whose properties range from those of lignite to those of bituminous coal and used primarily as fuel for steam-electric power generation. Sub-bituminous coal contains 20 to 30 percent inherent moisture by weight. The heat content of sub-bituminous coal ranges from 17 to 24 million Btu per ton on a moist, mineral-matter-free basis.

Tariffs - A collection of the rate schedules and service rules authorized by a federal or state commission. It lists the rates the regulated entity will charge to provide service to its customers as well as the terms and conditions that it will follow in providing service.

Test Period - In a rate case, a test period is used to determine the cost of service upon which the utility's rates will be based. A test period consists of a base period of twelve consecutive months of recent actual operational experience, adjusted for changes in revenues and costs that are known and are measurable with reasonable accuracy at the time of the rate filing and which will typically become effective within nine months after the last month of actual data utilized in the rate filing.

Tolling Arrangement - An arrangement whereby a party moves fuel to a power generator and receives kilowatt hours (kWh) in return for a pre-established fee.

Transition Costs - Out of market energy costs associated with the change of an industry from a regulated, bundled service to a competitive open-access service.

Transmission - Transmission or transportation is the flow of electricity from generating stations over high voltage lines to substations. The electricity then flows from the substations into a distribution network.

Western Area Power Administration (WAPA) - One of five federal power-marketing administrations and electric transmission agencies established by Congress.

Measurements:

British Thermal Unit (Btu) - a basic unit used to measure natural gas; the amount of natural gas needed to raise the temperature of one pound of water by one degree Fahrenheit.

Degree Day - A measure of the coldness / warmness of the weather experienced, based on the extent to which the daily mean temperature falls below or above a reference temperature.

Dekatherm - A measurement of natural gas; ten therms or one million Btu.

Kilovolt (kV) - A unit of electrical power equal to one thousand volts.

Megawatt (MW) - A unit of electrical power equal to one million watts or one thousand kilowatts.

Megawatt Hour (MWH) - One million watt-hours of electric energy. A unit of electrical energy which equals one megawatt of power used for one hour.

Part  I

ITEM 1.	BUSINESSES

OVERVIEW

NorthWestern Corporation, doing business as Northwestern Energy, provides electricity and natural gas to approximately 650,000 customers in Montana, South Dakota and Nebraska. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 and have distributed electricity and natural gas in Montana since 2002.

We were incorporated in Delaware in November 1923. Our principal office is located at 3010 W. 69th Street, Sioux Falls, South Dakota 57108 and our telephone number is (605) 978-2900. We maintain an Internet site at http://www.northwesternenergy.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, along with our annual report to shareholders and other information related to us are available, free of charge, on this site as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC. Our Internet Website and those of our subsidiaries and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K and should not be considered a part of this Annual Report on Form 10-K.

We operate our business in the following reporting segments:

•	regulated electric operations;

•	regulated natural gas operations;

•	unregulated electric operations;

•

all other, which primarily consists of our remaining unregulated natural gas operations and our unallocated corporate costs. During 2007 we changed our management of the unregulated natural gas segment, moved certain customers to our regulated natural gas segment and sold several customer contracts; therefore, the unregulated natural gas operations are no longer reported separately.

REGULATED ELECTRIC OPERATIONS

MONTANA

Our regulated electric utility business consists of an extensive electric transmission and distribution network. Our service territory covers approximately 107,600 square miles, representing approximately 73% of Montana's land area, and includes a population of approximately 786,000 according to the 2000 census. We deliver electricity to approximately 328,000 customers in 187 communities and their surrounding rural areas, 15 rural electric cooperatives and in Wyoming to the Yellowstone National Park. In 2007, by category, residential, commercial and industrial, and other sales accounted for approximately 36%, 52%, and 12% of our Montana regulated electric utility revenue, respectively. We also transmit electricity for nonregulated entities owning generation facilities, other utilities and power marketers serving the Montana electricity market. The total control area peak demand was approximately 1,724 MWs, the average daily load was approximately 1,186 MWs, and more than 10.4 million MWHs were supplied during the year ended December 31, 2007.

Our Montana electric transmission system consists of approximately 7,000 miles of transmission lines, ranging from 50 to 500 kV, 272 circuit segments and approximately 125,000 transmission poles with associated transformation and terminal facilities, and extends throughout the western two-thirds of Montana from Colstrip in the east to Thompson Falls in the west. Our 500 kV transmission system, which is jointly owned, 230 kV and 161 kV facilities form the key assets of our Montana transmission system. Lower voltage systems, which range from 50 kV to 115 kV, provide for local area service needs. The system has interconnections with five major nonaffiliated transmission systems located in the Western Electricity Coordinating Council (WECC) area, as well as one interconnection to a nonaffiliated system that connects with the Mid-Continent Area Power Pool region. With these interconnections, we transmit power to and from diverse interstate transmission systems, including those operated by Avista Corporation; Idaho Power Company; PacifiCorp; the Bonneville

Power Administration; and the Western Area Power Administration.

Our Montana electric distribution system consists of approximately 21,000 miles of overhead and underground distribution lines and approximately 335 transmission and distribution substations.

Electric Supply

Currently, we own no regulated generation assets in Montana. Accordingly, we purchase substantially all of our Montana capacity and energy requirements for electric supply from third parties. Our annual electric supply load requirements are slightly in excess of 700 average MWs. We currently have under contract approximately 94 percent of the energy requirements necessary to meet our projected load requirements through June 30, 2008, with approximately 96 percent at fixed prices. For the period July 1, 2008 through June 30, 2009, we have under contract approximately 73 percent of our projected load requirements, with approximately 96 percent at fixed prices. Remaining customer load requirements are met with market purchases. Specifically, we have a seven year power purchase agreement with PPL Montana for 325 MWs of on-peak supply and 175 MWs of off-peak supply through June 2010 and decreasing volumes thereafter through June 2014. Our jointly owned interest in Colstrip Unit 4 supplies 90 MWs of unit-contingent, base-load energy for a term of 11.5 years, which commenced on July 1, 2007, to meet a portion of our electric supply requirements and, in a separate agreement 21 MWs of unit contingent power for 76 months beginning March 2008. We also purchase power under several QF contracts entered into under the Public Utility Regulatory Policies Act of 1978, which provide a total of 101 MWs of capacity. We have several other long and medium-term power purchase agreements including contracts for 135 MWs of wind generation and 5 MWs of seasonal base-load hydro supply. In December 2007, we filed a biennial Electric Default Supply Resource Procurement Plan with the MPSC which will guide future resource acquisition activities.

Our electric supply purchases are being recovered through an electricity cost tracking process pursuant to which rates are adjusted on a monthly basis for electricity loads and electricity costs for the upcoming 12-month period. On an annual basis, rates are adjusted to include any differences in the previous tracking year's actual to estimated information, for recovery in the subsequent tracking year. The MPSC reviews the prudency of our energy supply procurement activities as part of the annual tracking filing.

FERC Regulation

We are subject to the jurisdiction of, and regulation by, the FERC with respect to rates for electric transmission service in interstate commerce and electricity sold at wholesale rates, the issuance of securities, incurrence of certain long-term debt, and compliance with mandatory reliability regulations.

In Montana, we sell transmission service across our system under terms, conditions and rates defined in our Open Access Transmission Tariff (OATT), on file with FERC. We are required to provide retail transmission service in Montana under tariffs for customers still receiving “bundled" service and under the OATT for “choice" customers and other wholesale transmission customers such as cooperatives. In 2007, FERC issued Order No. 890, Preventing Undue Discrimination and Preference in Transmission Service (Order 890). FERC Order 890 contained many changes to the OATT, and a number of items which all FERC jurisdictional entities, including us, were to comply with under various time frames defined by Order 890. We met or have approved mitigation plans for each of the compliance tasks by the dates specified by FERC. In 2008, FERC expects the North American Electric Reliability Corporation (NERC) and the North American Energy Standards Board to further define and develop business practices and changes to the Open Access Same-time Information System (OASIS), which will allow for further transparency and nondiscriminatory use of the transmission system. We intend to participate in the processes under which these standards and business practices are developed, and will ultimately be subject to them once they are complete.

The Area Control Error Diversity Interchange (ADI) between the Idaho Power Company, PacifiCorp and our control areas was implemented during the first quarter of 2007. The ADI effort is expected to improve our ability to satisfy NERC required reliability criteria. Other entities in the Northwest and Southwest regions of the WECC may be joining this effort in the second quarter of 2008.

Under an agreement beginning in 2005, Idaho Power Company (Idaho Power) sold regulating reserve service to us, which in turn we used to provide service under Schedule 3 (Regulation and Frequency Response) to our customers under our OATT. Idaho Power terminated the agreement as of December 31, 2007. Upon completion of a competitive RFP process, we entered into one-year agreements with Avista Utilities and Powerex to replace the Idaho Agreement, which will allow us to balance loads and resources within our balancing authority area on a moment-to-moment basis and to provide Schedule 3 service under our Montana OATT. Both agreements have been approved by the FERC. We are in the process of conducting an RFP for services beyond 2008. Our tariffs allow for pass-through of ancillary costs, including the regulating reserve described above.

In October 2006, we submitted a filing with FERC requesting an increase in transmission rates in Montana under our OATT. While the request is due to an increase in overall transmission costs, the rate adjustment pertains only to wholesale transmission and retail choice customers. Therefore, the portion of the requested cost increase pertaining to the remaining Montana retail customer electric supply loads, which represents approximately 70% of this increase, is subject to MPSC jurisdictional rates.

We also requested certain changes to the tariff, most notably, changing network service to a stated rate instead of a load ratio share-based charge and the inclusion of a new schedule for generation imbalance service. In December 2006, FERC issued an initial order approving our proposal to convert from load ratio share to a stated rate. The FERC accepted our proposed revisions for filing, and suspended them until May 18, 2007, at which time the rates were implemented, subject to refund. The FERC also set the proposed revisions for hearing and settlement judgment procedures. We filed settlement documents on February 15, 2008 and are awaiting FERC approval, which is expected during the first half of 2008.

MPSC Regulation

Our Montana operations are subject to the jurisdiction of the MPSC with respect to rates, terms and conditions of service, accounting records, electric service territorial issues and other aspects of our operations, including when we issue, assume, or guarantee securities in Montana, or when we create liens on our regulated Montana properties.

In July 2007, we filed a request with the MPSC for an electric transmission and distribution revenue increase of $31.4 million. In December 2007, we and the MCC filed a joint Stipulation and Agreement (Stipulation) regarding the rate filing. Specific terms of the Stipulation include:

•	An increase in base electric rates of $10 million;
•	Interim rates effective January 1, 2008;
•	Capital investment in our electric and natural gas system totaling $38.8 million to be completed in 2008 and 2009 on which we will not earn a return on, but will recover depreciation expense;
•	A commitment of 21 MWs of unit contingent power from Colstrip Unit 4 at Mid-C minus $19 per MWH to electric supply for a period of 76 months beginning March 1, 2008; and
•	We will submit a general electric and natural gas rate filing no later than July 31, 2009 based on a 2008 test year.

The MPSC has approved interim rates, subject to refund, beginning January 1, 2008, and we anticipate finalizing the rate case during the second quarter of 2008.

Montana's Electric Utility Industry Restructuring and Customer Choice Act was passed in 1997, which provided for deregulation and allowed for customer choice and competition among suppliers. During 2007, the Montana legislature passed House Bill 25 (HB 25), labeled The Generation Reintegration Act, which became effective October 1, 2007. This bill largely removes the remaining remnants of deregulation from Montana Law that began in 1997 by eliminating customer choice for all customers except for the largest industrial customers using more than five MWs, and providing utilities with the ability to build and own electric generation assets that would be included in utility cost of service. In addition, the bill provides for a timely upfront approval process for electricity supply resource projects and requires carbon offsets to reduce carbon dioxide emissions.

SOUTH DAKOTA

Our South Dakota electric utility business operates as a vertically integrated generation, transmission and distribution utility. We have the exclusive right to serve an area in South Dakota comprised of 25 counties with a combined population of approximately 99,900 according to the 2000 census. We provide retail electricity to more than 60,100 customers in 110 communities in South Dakota. In 2007, by category, residential, commercial and industrial, wholesale, and other sales accounted for approximately 38%, 53%, 5% and 4% of our South Dakota electric utility revenue, respectively. Currently, we serve these customers principally from generation capacity obtained through our joint ownership interests in three base-load generation plants and other peaking facilities that provide us with 312 MWs of demonstrated capacity. In addition, we have contracted capacity with MidAmerican Energy Company (MidAmerican) for an additional 50 MWs. Peak demand was approximately 317 MWs, the average daily load was approximately 154 MWs, and more than 1.35 million MWHs were supplied during the year ended December 31, 2007. We use market purchases and internal peaking generation to provide peak supply in excess of our base-load capacity.

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

Direct competition does not presently exist within our South Dakota service territory for the supply and delivery of electricity, except with regard to certain new large load customers with demand in excess of two MWs. The SDPUC, pursuant to the South Dakota Public Utilities Act, assigned the South Dakota service territory to us effective March 1976. Pursuant to that law, we have the exclusive right, other than as previously noted, to provide fully bundled services to all present and future electric customers within our assigned territory for so long as the service provided is adequate. There have been no allegations of inadequate service since assignment in 1976. The assignment of a service territory is perpetual under current South Dakota law.

Electric Supply

Most of the electricity that we supply to customers in South Dakota is generated by power plants that we own jointly with unaffiliated parties. In addition, we have several wholly owned peaking/standby generating units at seven locations throughout our service territory. Details of our generating facilities are described further in the chart below. Each of the jointly owned plants is subject to a joint management structure. We are not the operator of any of these plants. Except as otherwise noted, we are entitled to a proportionate share of the electricity generated in our jointly owned plants and are responsible for a proportionate share of the operating expenses, based upon our ownership interest. Most of the power allocated to us from these facilities is distributed to our South Dakota customers. During periods of lower demand, electricity in excess of our load requirements are sold in the competitive wholesale market. In 2007, this was approximately 10% of the power generated.

Name and Location of Plant	Fuel Source	Our Ownership Interest	Our Share of 2007 Peak Summer Demonstrated Capacity (MW)	% of Total 2007 Peak Summer Demonstrated Capacity
Big Stone Plant, located near Big Stone City in northeastern South Dakota	Sub-bituminous coal	23.4%	108.95	34.8%
Coyote I Electric Generating Station, located near Beulah, North Dakota	Lignite coal	10.0%	42.70	13.7%
Neal Electric Generating Unit No. 4, located near Sioux City, Iowa	Sub-bituminous coal	8.7%	56.30	18.0%
Miscellaneous combustion turbine units and small diesel units (used only during peak periods)	Combination of fuel oil and natural gas	100.0%	104.73	33.5%
Total Capacity			312.68	100.0%

MidAmerican provided 50 MWs of firm capacity during the summer months of 2007 and we have an agreement with them to supply firm capacity of 53 MWs and 56 MWs during the summer months of 2008 and 2009, respectively. MidAmerican has provided us notification that they will not extend the agreement beyond 2009 and we are currently analyzing other firm capacity resources to replace this contract. We are a member of the MAPP, which is an area power pool arrangement consisting of utilities and power suppliers having transmission interconnections located in a nine-state area in the North Central region of the United States and in two Canadian provinces. The terms and conditions of the MAPP agreement and transactions between MAPP members are subject to the jurisdiction of the FERC.

We have a resource plan that includes estimates of customer usage and programs to provide for economic, reliable and timely supply of energy. We continue to update our load forecast to identify the future electric energy needs of our customers, and we evaluate additional generating capacity requirements on an ongoing basis. This forecast shows customer peak demand growing modestly, which will result in the need to add peaking capacity in the future; however, we have adequate base-load generation capacity to meet customer supply needs through at least 2013. We are undergoing an evaluation of our needs for base-load supply beyond that point based on our current load forecast.

Coal was used to generate approximately 99% of the electricity utilized for South Dakota operations for the year ended December 31, 2007. Our natural gas and fuel oil peaking units provided the balance of generating capacity. We have no interests in nuclear generating plants. The fuel for our jointly owned base-load generating plants is provided through supply contracts of various lengths with several coal companies. Coyote is a mine-mouth generating facility. Neal #4 and Big Stone I receive their fuel supply via rail. Continuing upward pressure on coal prices and transportation costs could result in increases in costs to our customers due to mechanisms to recover fuel adjustments in our rates. The average cost, inclusive of transportation costs, by type of fuel burned is shown below for the periods indicated:

	Cost per Million Btu for the Year Ended December 31,			Percent of 2007 MW
Fuel Type	2007	2006	2005	Hours Generated
Sub-bituminous-Big Stone	$1.55	$1.49	$1.43	45.57%
Lignite-Coyote	1.06	0.96	0.85	21.47
Sub-bituminous-Neal	1.15	1.10	0.90	32.53
Natural Gas	7.41	7.17	8.49	0.22
Oil	13.11	15.38	7.52	0.21

During the year ended December 31, 2007, the average delivered cost per ton of fuel burned for our base-load plants was $25.49 at Big Stone I, $14.70 at Coyote and $16.39 at Neal #4. The average cost by type of fuel burned and delivered cost per ton of fuel varies between generation facilities due to differences in transportation costs and owner purchasing power for coal supply. Changes in our fuel costs are passed on to customers through the operation of the fuel adjustment clause in our South Dakota tariffs.

The Big Stone I facility currently burns sub-bituminous coal from the Powder River Basin delivered under a contract through 2010. Neal #4 also receives sub-bituminous coal from the Powder River Basin delivered under multiple firm and spot contracts with terms of up to several years in duration. The Coyote facility has a contract for the supply of lignite coal that expires in 2016 and provides for an adequate fuel supply for Coyote's estimated economic life.

The South Dakota Department of Environment and Natural Resources has given approval for Big Stone I to burn a variety of alternative fuels, including tire-derived fuel and refuse-derived fuel. In 2007, approximately 1.3% of the fuel consumption at Big Stone I was derived from alternative fuels.

Although we have no firm contract for the supply of diesel fuel or natural gas for our electric peaking units, we have historically been able to purchase diesel fuel requirements from local suppliers and have enough diesel fuel in storage to satisfy our current requirements. We have been able to use excess capacity from our natural gas operations as the fuel source for our gas peaking units.

We must pay fees to third parties to transmit the power generated at our Big Stone I, Coyote, and Neal #4 plants to our South Dakota transmission system. We have a 10-year agreement, expiring in 2011, with the Western Area Power Administration for transmission services, including transmission of electricity from Big Stone I and Neal #4 to our South Dakota service areas through seven points of interconnection on the Western Area Power Administration's system. Transmission services under this agreement, and our costs for such services, are variable and depend upon a number of factors, including the respective parties' system peak demand and the number of our transmission assets that are integrated into the Western Area Power Authority's system. In 2007, our costs for services under this contract totaled approximately $5.1 million. Our tariffs in South Dakota generally allow us to pass through these transmission costs to our customers.

FERC Regulation

Our South Dakota transmission operations underlie the MISO system and are part of the WAPA Control Area. The Coyote and Big Stone I power plants, of which we are a joint owner, are connected directly to the MISO system, and we have ownership rights in the transmission lines from these plants to our distribution system. We are not participating in the MISO markets that began operation on April 1, 2005, but continue to utilize WAPA to handle our scheduling and power marketing activities. We have negotiated a settlement as a grandfathered agreement with MISO and the other Big Stone I and Coyote power plant joint owners related to providing MISO with the information it needs to operate its system, while exempting us from assignment of MISO operational costs. We are working with the other non-MISO MAPP members in developing an Independent Transmission Services Coordinator. It is still intended for MISO to provide the reliability coordinator functions for MAPP.

SDPUC Regulation

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

REGULATED NATURAL GAS OPERATIONS

MONTANA

We distribute natural gas to approximately 177,000 customers located in 105 Montana communities. We also serve several smaller distribution companies that provide service to approximately 30,000 customers. Our natural gas distribution system consists of approximately 3,900 miles of underground distribution pipelines. We transmit natural gas in Montana from production receipt points and storage facilities to distribution points and other nonaffiliated transmission systems. We transported natural gas volumes of approximately 38 billion dekatherms, and our peak capacity was approximately 335 million dekatherms per day during the year ended December 31, 2007.

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

We own and operate three working natural gas storage fields in Montana with aggregate working gas capacity of approximately 16.2 billion dekatherms and maximum aggregate daily deliverability of approximately 195 million dekatherms. We own a fourth storage field that is no longer economically feasible as a working storage field and is being depleted at approximately 0.02 million dekatherms per day, with approximately 47 million dekatherms of remaining reserves as of December 31, 2007.

We have nonexclusive municipal franchises to transport and distribute natural gas in the Montana communities we serve. The terms of the franchises vary by community, but most are for 30 to 50 years. During the next five years, 17 of our municipal franchises, which account for approximately 77,000 customers, are scheduled to expire. Our policy is to seek renewal of a franchise in the last year of its term.

Natural Gas Supply

Under an agreement with the MPSC, we supply natural gas to customers that have not chosen other suppliers. Our natural gas supply requirements are fulfilled through third-party fixed-term purchase contracts and short-term market purchases. Our portfolio approach to natural gas supply enables us to maintain a diversified supply of natural gas sufficient to meet our supply requirements. We benefit from direct access to suppliers in the major natural gas producing regions in the United States, primarily the Rockies (Colorado), Mid-Continent, Panhandle (Texas/Oklahoma), Montana, and Alberta, Canada. These suppliers also provide us with market insight, which assists us in making procurement decisions. Our Montana natural gas supply requirements for the year ended December 31, 2007, were approximately 19.2 million dekatherms. We have contracted with several major producers and marketers with varying contract durations to provide the necessary supply to meet ongoing requirements.

Similar to our electric supply in Montana, our gas supply purchases are recovered through a gas cost tracking process, which provides for the adjustment of rates on a monthly basis to reflect changes in gas prices. On an annual basis rates are adjusted to include any differences in the previous tracking year's actual to estimated information, for recovery in the subsequent tracking year. The MPSC reviews the prudency of our procurement activities as part of this annual tracking filing.

We filed a Biennial Natural Gas Procurement Plan (Gas Plan) in December 2006. This Gas Plan provides the MPSC the blueprint we will follow in procuring natural gas supply to meet our electric supply needs and reliability requirements and the implementation of hedging strategies to reduce price volatility. The next Gas Plan will be filed in December 2008.

FERC Regulation

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

MPSC Regulation

Our Montana operations are subject to the jurisdiction of the MPSC with respect to natural gas rates, terms and conditions of service, accounting records, and other aspects of its operations.

In July 2007, we filed a request with the MPSC for a natural gas transmission, storage and distribution revenue increase of $10.5 million. In December 2007, we and the MCC filed a joint Stipulation regarding the rate filing. The specific terms of the Stipulation include an increase in base natural gas rates of $5 million. The remaining terms of the Stipulation are discussed above in the MPSC regulation section related to our Montana electric operations.

SOUTH DAKOTA AND NEBRASKA

We provide natural gas to approximately 84,500 customers in 60 South Dakota communities and four Nebraska communities. We have approximately 2,200 miles of distribution gas mains in South Dakota and Nebraska. In South Dakota, we also transport natural gas for five gas-marketing firms and two large end-user accounts, currently serving 85 customers through our distribution systems. In Nebraska, we transport natural gas for three gas-marketing firms and one end-user account, servicing eight customers through our distribution system. We delivered approximately 15.2 million dekatherms of third-party transportation volume on our South Dakota distribution system and approximately 2.1 million dekatherms of third-party transportation volume on our Nebraska distribution system during 2007.

We have nonexclusive municipal franchises to purchase, transport and distribute natural gas in the South Dakota and Nebraska communities we serve. The maximum term permitted under Nebraska law for these franchises is 25 years while the maximum term permitted under South Dakota law is 20 years. Our policy is to seek renewal of a franchise in the last year of its term. During the next five years, 30 of our South Dakota and Nebraska municipal franchises, which account for approximately 53,300 customers, are scheduled to expire.

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

Natural Gas Supply

Our South Dakota natural gas supply requirements for the year ended December 31, 2007, were approximately 5.2 million dekatherms. We have contracted with Tenaska Marketing Ventures, Inc. in South Dakota to manage transportation, storage and procurement of supply in order to minimize cost and price volatility to our customers.

Our Nebraska natural gas supply requirements for the year ended December 31, 2007, were approximately 5.2 million dekatherms. Our Nebraska natural gas supply, storage and pipeline requirements are fulfilled primarily through a third-party contract with ONEOK Energy Services Co.

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

FERC Regulation

Our natural gas transportation pipelines are generally not subject to the jurisdiction of the FERC, although we are subject to state regulation. We have capacity agreements with interstate pipelines that are subject to FERC jurisdiction.

SDPUC Regulation

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

In June 2007, we filed a request with the SDPUC for a natural gas distribution revenue increase of $3.7 million. In December 2007, the SDPUC approved our settlement with SDPUC Staff related to our natural gas rate case, granting an annual revenue increase of approximately $3.1 million.

NPSC Regulation

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

In June 2007, we filed a request with the NPSC for a natural gas distribution revenue increase of $2.8 million. We and the cities chose the process described above whereby we can negotiate the settlement directly with the cities regarding the outcome of the rate case. In November, a settlement was reached between us and the cities resulting in an annual revenue increase of approximately $1.5 million. The NPSC issued an order in December approving the settlement.

UNREGULATED ELECTRIC OPERATIONS

We have a 30% interest in Colstrip Unit 4, a 740 MW demonstrated-capacity coal-fired power plant located in southeastern Montana. Our interest represents approximately 222 MWs at full load, and was historically a leased interest; however, during 2007 we purchased our leased interest for approximately $145.2 million, plus the assumption of $53.7 million of debt.

We sell the majority of our generation from Colstrip Unit 4 to Puget Sound Energy (Puget) and DB Energy Trading, LLC, (DB) under agreements expiring on December 29, 2010. When operating at full contract capacity, we deliver 97 MWs to Puget and 111 MWs to DB plus losses. We have a separate agreement with DB to repurchase 111 MWs through December 2010, which has been committed to supply a portion of the Montana electric supply load.

We currently have approximately 111 MWs of uncommitted base-load capacity after December 31, 2010. Due to the base-load nature of this capacity and the fact that the northwestern region of the United States is projected to be “short" of base-load capacity in 2010, we do not believe that we have a material financial risk arising from this merchant capacity. In January 2008, we retained a financial advisor to assist us in evaluating our strategic options with respect to our interest in Colstrip Unit 4.

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

ENVIRONMENTAL

Environmental laws and regulations are continually evolving, and, therefore, the character, scope, cost and availability of the measures we may be required to take to ensure compliance with evolving laws or regulations cannot be accurately predicted. The range of exposure for environmental remediation obligations at present is estimated to range between $19.8 million to $57.0 million. As of December 31, 2007, we have a reserve of approximately $32.7 million. We anticipate that as environmental costs become fixed and reliably determinable, we will seek insurance reimbursement and/or authorization to recover these in rates; therefore, we do not expect these costs to have a material adverse effect on our consolidated financial position, ongoing operations, or cash flows.

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

Coal-Fired Plants

We have a jointly owned interest in Colstrip Unit 4, a coal-fired power plant located in southeastern Montana. In addition, we are joint owners in three coal-fired plants used to serve our South Dakota customer supply demands. Citing its authority under the Clean Air Act, the EPA had finalized Clean Air Mercury Regulations (CAMR) that affect coal-fired plants. These regulations established a cap-and-trade program to take effect in two phases, with a first phase to begin in January 2010, and a second phase with more stringent caps to begin in January 2018. Under CAMR, each state is allocated a mercury emissions cap and is required to develop regulations to implement the requirements, which can follow the federal requirements or be more restrictive. In February 2008 the EPA’s mercury regulations were turned down by the U.S. Court of Appeals for the District of Columbia Circuit; however, Montana has finalized its own rules more stringent than CAMR’s 2018 cap that would require every coal-fired generating plant in the state to achieve reduction levels by 2010. If the Montana rules are maintained in their current form and enhanced chemical injection technologies are not sufficiently developed to meet these Montana levels of reduction by 2010, then adsorption/absorption technology with fabric filters at the Colstrip Unit 4 generation facility would be required, which could represent a material cost. Recent tests have shown that it may be possible to meet the Montana rules with more refined chemical injection technology combined with adjustments to boiler/fireball dynamics at a minimal cost. We are continuing to work with the other Colstrip owners to determine the ultimate financial impact of these rules.

In addition to the requirements related to emissions noted above, there is a growing concern nationally and internationally about global climate change and the contribution of emissions of greenhouse gases including, most significantly, carbon dioxide. This concern has led to increased interest in legislation at the federal level, actions at the state level, as well as litigation relating to greenhouse emissions, including a recent US Supreme Court decision holding that the EPA has the authority to regulate carbon dioxide emissions from motor vehicles under the Clean Air Act. Increased pressure for carbon dioxide emissions reduction also is coming from investor organizations. If legislation or regulations are passed at the federal or state levels imposing mandatory reductions of carbon dioxide and other greenhouse gases on generation facilities, the cost to us of such reductions could be significant.

Manufactured Gas Plants

Approximately $26.1 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System (CERCLIS) list as contaminated with coal tar residue. We are currently investigating, characterizing, and initiating remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources. In 2007, we completed remediation of sediment in a short segment of Moccasin Creek that had been impacted by the former manufactured gas plant operations. Our current reserve for remediation costs at this site is approximately $12.4 million, and we estimate that approximately $10 million of this amount will be incurred during the next five years.

We also own sites in North Platte, Kearney and Grand Island, Nebraska on which former manufactured gas facilities were located. During 2005, the Nebraska Department of Environmental Quality (NDEQ) conducted Phase II investigations of soil and groundwater at our Kearney and Grand Island sites. On March 30, 2006 and May 17, 2006, the NDEQ released to us the Phase II Limited Subsurface Assessment performed by the NDEQ's environmental consulting firm for Kearney and

Grand Island, respectively. We have initiated additional site investigation and assessment work at these locations. At present, we cannot determine with a reasonable degree of certainty the nature and timing of any risk-based remedial action at our Nebraska locations.

In addition, we own or have responsibility for sites in Butte, Missoula and Helena, Montana on which former manufactured gas plants were located. An investigation conducted at the Missoula site did not require entry into the Montana Department of Environmental Quality (MDEQ) voluntary remediation program, but required preparation of a groundwater monitoring plan. The Butte and Helena sites were placed into the MDEQ's voluntary remediation program for cleanup due to exceedences of regulated pollutants in the groundwater. We have conducted additional groundwater monitoring at the Butte and Missoula sites and, at this time, we believe natural attenuation should address the problems at these sites; however, additional groundwater monitoring will be necessary. In Helena, we continue limited operation of an oxygen delivery system implemented to enhance natural biodegradation of pollutants in the groundwater and we are currently evaluating limited source area treatment/removal options. Monitoring of groundwater at this site will be necessary for an extended time. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of risk-based remedial action at the Helena site.

Based upon our investigations to date, our current environmental liability reserves, applicable insurance coverage, and the potential to recover some portion of prudently incurred remediation costs in rates, we do not expect remediation costs at these locations to be materially different from the established reserve.

Milltown Mining Waste

Our subsidiary, Clark Fork and Blackfoot, LLC (CFB), owns the Milltown Dam hydroelectric facility, a three MW generation facility located at the confluence of the Clark Fork and Blackfoot Rivers. In April 2003, the Environmental Protection Agency (EPA) announced its proposed remedy to address the mining waste contamination located in the Milltown Reservoir. This remedy proposed partial removal of the contaminated sediments located within the Milltown Reservoir, together with the removal of the Milltown Dam and powerhouse (this remedy was incorporated into the EPA's formal Record of Decision issued on December 20, 2004). In light of this pre-Record of Decision announcement, we entered into a stipulation (Stipulation) with Atlantic Richfield, the EPA, the Department of the Interior, the State of Montana and the Confederated Salish and Kootenai Tribes (collectively, the Government Parties), which capped NorthWestern's and CFB's collective liability to Atlantic Richfield and the Government Parties at $11.4 million. In April 2006, we released escrowed amounts of $2.5 million and $7.5 million to the State of Montana and Atlantic Richfield, respectively, in accordance with the terms of the consent decree described below.

On July 18, 2005, we and CFB executed the Milltown Reservoir superfund site consent decree, which incorporated the terms set forth in the Stipulation. The consent decree was approved by the Federal District Court for the District of Montana on February 8, 2006 and became effective on April 10, 2006. In light of the material environmental risks associated with the catastrophic failure of the Milltown Dam, we secured a 10-year, $100 million environmental insurance policy, effective May 31, 2002, to mitigate the risk of future environmental liabilities arising from the structural failure of the Milltown Dam caused by an act of God. We are obligated under the settlement to continue to maintain the environmental insurance policy until the Milltown Dam is removed during implementation of the remedy. Dam removal activities will be initiated in January of 2008.

Pursuant to the terms of the consent decree, the parties expect that the remaining financial obligation of $1.4 million to the State of Montana will be covered through a combination of any refund of premium upon cancellation of the catastrophic release policy, and the sale or transfer of land and water rights associated with the Milltown Dam operations.

Other

We continue to manage equipment containing polychlorinated biphenyl (PCB) oil in accordance with the EPA's Toxic Substance Control Act regulations. We will continue to use certain PCB-contaminated equipment for its remaining useful life and will, thereafter, dispose of the equipment according to pertinent regulations that govern the use and disposal of such equipment.

We routinely engage the services of a third-party environmental consulting firm to assist in performing a comprehensive evaluation of our environmental reserve. Based upon information available at this time, we believe that the current environmental reserve properly reflects our remediation exposure for the sites currently and previously owned by us. The portion of our environmental reserve applicable to site remediation may be subject to change as a result of the following uncertainties:

•	We may not know all sites for which we are alleged or will be found to be responsible for remediation; and
•	Absent performance of certain testing at sites where we have been identified as responsible for remediation, we cannot estimate with a reasonable degree of certainty the total costs of remediation.

EMPLOYEES

As of December 31, 2007, we had 1,351 employees. Of these, 1,037 employees were in Montana and 314 were in South Dakota or Nebraska. Of our Montana employees, 413 were covered by six collective bargaining agreements involving five unions. Five of these agreements expire in 2008. In addition, our South Dakota and Nebraska operations had 192 employees covered by the System Council U-26 of the International Brotherhood of Electrical Workers. This collective bargaining agreement expires in 2009. We consider our relations with employees to be in good standing.

Executive Officers

Executive Officer	Current Title and Prior Employment	Age on Feb. 26, 2008
Michael J. Hanson	President and Chief Executive Officer since May 20, 2005; formerly President since March 2005; Chief Operating Officer since August 2003; formerly President and Chief Executive Officer of NorthWestern's utility operations (1998-2003). Prior to joining NorthWestern, Mr. Hanson was General Manager and Chief Executive of Northern States Power Company of South Dakota and North Dakota in Sioux Falls, S.D. (1994-1998). Mr. Hanson serves on the board of directors of a NorthWestern subsidiary.	49

Brian B. Bird	Vice President and Chief Financial Officer since December 2003. Prior to joining NorthWestern, Mr. Bird was Chief Financial Officer and Principal of Insight Energy, Inc., a Chicago-based independent power generation development company (2002-2003). Previously, he was Vice President and Treasurer of NRG Energy, Inc., in Minneapolis, MN (1997-2002). Mr. Bird serves on the board of directors of a NorthWestern subsidiary.	45

Patrick R. Corcoran	Vice President-Government and Regulatory Affairs since December 2004; formerly Vice President-Regulatory Affairs for the Company and the former Montana Power Company since September 2000.	56

David G. Gates	Vice President-Wholesale Operations since September 2005; formerly Vice President-Transmission Operations since May 2003; formerly Executive Director-Distribution Operations since January 2003; formerly Executive Director-Distribution Operations for the former Montana Power Company (1996-2002). Mr. Gates serves on the board of directors of a NorthWestern subsidiary.	51

Kendall G. Kliewer	Vice President and Controller since August 2006; Controller since June 2004; formerly Chief Accountant since November 2002. Prior to joining NorthWestern, Mr. Kliewer was a Senior Manager at KPMG LLP (1999-2002).	38

Thomas J. Knapp	Vice President, General Counsel and Corporate Secretary since November 2004; formerly Vice President and Deputy General Counsel since March 2003; formerly consultant to NorthWestern since May 2002. Prior to joining NorthWestern, Mr. Knapp was Of Counsel at Paul, Hastings, Janofsky &Walker (2000-2002). Mr. Knapp serves on the boards of directors of two NorthWestern subsidiaries.	55

Curtis T. Pohl	Vice President-Retail Operations since September 2005; formerly Vice President-Distribution Operations since August 2003; formerly Vice President-South Dakota/Nebraska Operations since June 2002; formerly Vice President-Engineering and Construction since June 1999. Mr. Pohl serves on the board of directors of a NorthWestern subsidiary.	43

Bobbi L. Schroeppel	Vice President-Customer Care and Communications since September 2005; formerly Vice President-Customer Care since June 2002; formerly Director-Staff Activities and Corporate Strategy since August 2001; formerly Director-Corporate Strategy since June 2000.	39

Gregory G. A. Trandem	Vice President-Administrative Services since September 2005; formerly Vice President-Support Services since March 2004; formerly Vice President-Asset Management since June 2002; formerly Vice President-Energy Operations since August 1999.	56

Officers are elected annually by, and hold office at the pleasure of the Board and do not serve a “term of office” as such.

ITEM 1A.	RISK FACTORS

You should carefully consider the risk factors described below, as well as all other information available to you, before making an investment in our shares or other securities.

We have incurred, and may continue to incur, significant costs associated with outstanding litigation, which may adversely affect our results of operations and cash flows.

These costs, which are being expensed as incurred, have had, and may continue to have, an adverse affect on our results of operations and cash flows. Pending litigation matters are discussed in detail under the Legal Proceedings section in Note 21 to the Consolidated Financial Statements. An adverse result in any of these matters could have an adverse effect on our business.

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

Our rates are approved by our respective commissions and are effective until new rates are approved. In addition, supply costs are recovered through adjustment charges that are periodically reset to reflect current and projected costs. Inability to recover costs in rates or adjustment clauses could have a material adverse effect on our results of operations, cash flows and financial position.

We are subject to extensive environmental laws and regulations and potential environmental liabilities, which could result in significant costs and liabilities.

We are subject to extensive laws and regulations imposed by federal, state and local government authorities in the ordinary course of operations with regard to the environment, including environmental laws and regulations relating to air and water quality, solid waste disposal and other environmental considerations. We believe that we are in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect our financial position or results of operations; however, possible future developments, including the promulgation of more stringent environmental laws and regulations, such as the new mercury emissions rules in Montana, and the timing of future enforcement proceedings that may be taken by environmental authorities could affect the costs and the manner in which we conduct our business and could require us to make substantial additional capital expenditures.

In addition to the requirements related to the mercury emissions rules noted above, there is a growing concern nationally and internationally about global climate change and the contribution of emissions of greenhouse gases including, most significantly, carbon dioxide. This concern has led to increased interest in legislation at the federal level, actions at the state level, as well as litigation relating to greenhouse emissions, including a recent US Supreme Court decision holding that the EPA has the authority to regulate carbon dioxide emissions from motor vehicles under the Clean Air Act. Increased pressure for carbon dioxide emissions reduction also is coming from investor organizations. If legislation or regulations are passed at the federal or state levels imposing mandatory reductions of carbon dioxide and other greenhouse gases on generation facilities, the cost to us of such reductions could be significant.

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

Our range of exposure for current environmental remediation obligations is estimated to be $19.8 million to $57.0 million. We had an environmental reserve of $32.7 million at December 31, 2007. This reserve was established in anticipation of future remediation activities at our various environmental sites and does not factor in any exposure to us arising from new regulations, private tort actions or claims for damages allegedly associated with specific environmental conditions. To the extent that our environmental liabilities are greater than our reserves or we are unsuccessful in recovering anticipated insurance proceeds under the relevant policies or recovering a material portion of remediation costs in our rates, our results of operations and financial condition could be adversely affected.

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

Our obligation to supply a minimum annual quantity of power to the Montana electric supply could expose us to material commodity price risk if certain QFs under contract with us do not perform during a time of high commodity prices, as we are required to supply any quantity deficiency.

We perform management of the QF portfolio of resources under the terms and conditions of the QF Tier II Stipulation. This Stipulation may subject us to commodity price risk if the QF portfolio does not perform in a manner to meet the annual minimum energy requirement.

As part of the Stipulation and Settlement with the MPSC and other parties in the Tier II Docket, we agreed to supply the electric supply with a certain minimum amount of power at an agreed upon price per MW. The annual minimum energy requirement is achievable under normal QF operations, including normal periods of planned and forced outages. Furthermore, we will not realize commodity price risk unless any required replacement energy cost is in excess of the total amount recovered under the QF contracts.

However, to the extent the supplied QF power for any year does not reach the minimum quantity set forth in the settlement, we are obligated to secure the quantity deficiency from other sources. Since we own no material generation in Montana, the anticipated source for any quantity deficiency is the wholesale market which, in turn, would subject us to commodity price volatility.

Our jointly owned regulated electric generating facilities and our joint ownership in Colstrip Unit 4 are subject to operational risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses and increased power purchase costs.

Operation of electric generating facilities involves risks which can adversely affect energy output and efficiency levels. Most of our generating capacity is coal-fired. We rely on a limited number of suppliers of coal for our regulated generation, making us vulnerable to increased prices for fuel as existing contracts expire or in the event of unanticipated interruptions in fuel supply. We are a captive rail shipper of the Burlington Northern Santa Fe Railway for shipments of coal to the Big Stone I Plant (our largest source of generation in South Dakota), making us vulnerable to railroad capacity issues and/or increased prices for coal transportation from a sole supplier. Operational risks also include facility shutdowns due to breakdown or failure of equipment or processes, labor disputes, operator error and catastrophic events such as fires, explosions, floods, intentional acts of destruction or other similar occurrences affecting the electric generating facilities. The loss of a major regulated generating facility would require us to find other sources of supply, if available, and expose us to higher purchased power costs.

We must meet certain credit quality standards. If we are unable to maintain an investment grade credit rating, we would be required under certain commodity purchase agreements to provide collateral in the form of letters of credit or cash, which may materially adversely affect our liquidity and /or access to capital.

A downgrade of our credit ratings could adversely affect our liquidity, as counter parties could require us to post collateral. In addition, our ability to raise capital on favorable terms could be hindered, and our borrowing costs could increase.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

NorthWestern's executive offices are located at 3010 West 69th Street, Sioux Falls, South Dakota 57108, where we lease approximately 20,000 square feet of office space, pursuant to a lease that expires on December 1, 2012.

Our principal office for our South Dakota and Nebraska operations is owned and located at 600 Market Street W., Huron, South Dakota 57350. Substantially all of our South Dakota and Nebraska facilities are owned. Our principal office for our Montana operations is owned and located at 40 East Broadway Street, Butte, Montana 59701. We own or lease other facilities throughout the state of Montana.

For further information regarding our operating properties, including generation and transmission, see the descriptions included in Item 1.

ITEM 3.	LEGAL PROCEEDINGS

We discuss details of our legal proceedings in Note 21, Commitments and Contingencies, to the Consolidated Financial Statements. Some of this information is about costs or potential costs that may be material to our financial results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2007.

Part  II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, which is traded under the ticker symbol NWEC, is listed on the NASDAQ Global Select Market System. As of February 22, 2008, there were approximately 922 common stockholders of record.

Dividends

We pay dividends on our common stock after our Board of Directors (Board) declares them. The Board reviews the dividend quarterly and establishes the dividend rate based upon such factors as our earnings, financial condition, capital requirements, debt covenant requirements and/or other relevant conditions.  Although we expect to continue to declare and pay cash dividends on our common stock in the future, we cannot assure that dividends will be paid in the future or that, if paid, the dividends will be paid in the same amount as during 2007. Quarterly dividends were declared and paid on our common stock during 2007 as set forth in the table below.

QUARTERLY COMMON STOCK PRICE RANGES AND DIVIDENDS

	Prices		Cash Dividends
	High	Low	Paid
2007—
Fourth Quarter	$30.05	$26.97	$0.33
Third Quarter	32.10	25.30	0.33
Second Quarter	35.47	30.60	0.31
First Quarter	36.51	35.32	0.31

2006—
Fourth Quarter	$35.80	$35.01	$0.31
Third Quarter	35.15	33.77	0.31
Second Quarter	35.18	30.30	0.31
First Quarter	32.75	30.92	0.31

On February 22, 2008, the last reported sale price on the NASDAQ for our common stock was $27.69.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents summary information about our equity compensation plans, including our employee incentive plan. The table presents the following data on our plans as of the close of business on December 31, 2007:

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

For additional information regarding our stock option plans and the accounting effects of our stock-based compensation, please see Notes 3 and 17 to our Financial Statements included in Item 8 herein.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1) (c)
Equity compensation plans approved by security holders
None	N/A	N/A	N/A
Equity compensation plans not approved by security holders
New Incentive Plan (1)	—	—	1,375,844
Total	—		1,375,844

(1)

Upon emergence from bankruptcy, a New Incentive Plan (described more fully in our Proxy Statement for our 2008 Annual Meeting, which is incorporated by reference herein), was established pursuant to our Plan of Reorganization, which set aside 2,265,957 shares for the new Board to establish equity-based compensation plans for employees and directors. As the New Incentive Plan was established by provisions of the Plan of Reorganization, shareholder approval was not required. Upon emergence, 228,315 shares of restricted stock were granted (Special Recognition Grants) under the New Incentive Plan to certain officers and key employees. There are no remaining unvested shares under this grant. In addition, during 2005 the NorthWestern Corporation 2005 Long-Term Incentive Plan was established under the New Incentive Plan, under which restricted stock grants of 576,166 shares, net of forfeitures, have been distributed to directors, officers and employees and 70,132 deferred stock units and 15,500 shares of restricted stock have been granted to our Board.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto and with “Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for any future period. Between September 14, 2003 and October 31, 2004, we operated as a debtor-in-possession under the supervision of the Bankruptcy Court. Our financial statements for reporting periods within that timeframe were prepared in accordance with the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In accordance with SOP 90-7, we applied the principles of fresh-start reporting as of the close of business on October 31, 2004.

FIVE-YEAR FINANCIAL SUMMARY

	Successor Company				Predecessor Company
	Year Ended December 31,			November 1 December 31,	January 1 October 31,	(1)	Year Ended December 31
	2007	2006	2005	2004	2004		2003
Financial Results (in thousands, except per share data)
Operating revenues	$1,200,060	$1,132,653	$1,165,750	$205,952	$833,037		$1,012,515
Income (loss) from continuing operations	53,191	37,482	61,547	(6,520)	548,889		(71,582)
Basic earnings (loss) per share from continuing operations(2)	1.45	1.06	1.73	(0.18)
Diluted earnings (loss) per share from continuing operations(2)	1.44	1.00	1.71	(0.18)
Dividends declared & paid per common share	1.28	1.24	1.00	—
Financial Position
Total assets	$2,547,380	$2,395,937	$2,400,403	$2,448,869	$2,554,740		2,456,849
Long-term debt and capital leases, including current portion	846,368	747,117	742,970	836,946	910,154		1,784,237
Preferred stock subject to mandatory redemption	—	—	—	—	—		365,550
Ratio of earnings to fixed charges(3)	2.4	2.0	2.4	—	7.5		—

(1)	Income (loss) from continuing operations includes reorganization items. The financial position information is that of the Successor Company as of October 31, 2004.

(2)	Per share results have not been presented for the Predecessor Company as all shares were cancelled upon emergence.

(3)	The fixed charges exceeded earnings, as defined by this ratio, by $11.5 million for the two-months ended December 31, 2004, and $86.6 million year ended December 31, 2003.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Item 6 Selected Financial Data" and our consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. For additional information related to our industry segments, see Note 23 of “Notes to Consolidated Financial Statements" of our consolidated financial statements, which are included in Item 8 herein. For information regarding our revenues, net income and assets, see our consolidated financial statements included in Item 8.

OVERVIEW

NorthWestern Corporation, doing business as Northwestern Energy, provides electricity and natural gas to approximately 650,000 customers in Montana, South Dakota and Nebraska. As you read this discussion and analysis, refer to our Consolidated Statements of Income, which present the results of our operations for 2007, 2006 and 2005. Following is a brief overview of highlights for 2007, and a discussion of our strategy. Additional details on our results of operations follow the Critical Accounting Policies and Estimates section.

Highlights

Highlights for the year ended December 31, 2007 include:

•	Improvement in net income of $15.3 million as compared with 2006;

•	Natural gas rate increases in our South Dakota and Nebraska jurisdictions;

•	A proposed Stipulation with the MCC resulting in a rate increase in our Montana electric and natural gas rates;

•

Completing the purchase of our interest in Colstrip Unit 4, resulting in an annualized reduction in operating lease expense of $22.1 million, partially offset by increased depreciation expense of $6.2 million and interest expense of $11.1 million; and

•	Improvement in our long-term corporate credit rating outlook to positive from stable by Standard and Poor’s Rating Group.

Termination of Merger Agreement with Babcock & Brown Infrastructure Limited

On April 25, 2006, we entered into an Agreement and Plan of Merger (Merger Agreement) with Babcock and Brown Infrastructure Limited (BBI), an infrastructure investment company listed on the Australian Stock Exchange, under which BBI would acquire NorthWestern Corporation in an all-cash transaction at $37 per share. We had received all approvals necessary for the transaction, except from the MPSC. On May 22, 2007, the MPSC unanimously directed its staff to draft an order denying the transaction. On June 25, 2007, we and BBI filed a formal joint request asking the MPSC to consider a revised proposal. In connection with our joint request to the MPSC, we and BBI agreed that if the MPSC denied the revised application, then either party in their sole discretion could terminate the Merger Agreement. On July 24, 2007, the MPSC denied the joint request and BBI terminated the Merger Agreement. The MPSC issued a final written order on July 31, 2007.

We incurred transaction related costs of approximately $1.5 million during the year ended December 31, 2007. Our total transaction related costs since inception were $15.5 million, which have been expensed as incurred.

Strategy

We are focused on growing through investing in our core utility business and earning a reasonable return on invested capital, while providing safe, reliable service. The need for additional infrastructure investment, growing customer demand for electricity and environmental initiatives create opportunities to grow our core business. In addition, we continue to focus on enhancing our system reliability, including significant planned investments in electric transmission.

Our cash flows from operations and existing borrowing capacity should be sufficient to fund our operations, service existing debt, pay dividends, and fund capital expenditures (excluding strategic growth opportunities). In order to fund our strategic growth opportunities we will utilize available cash flow, debt capacity that would allow us to maintain investment grade ratings (50 -55% debt to capital ratio), and if necessary additional equity financing. We will continue to target a long-term dividend payout ratio of 60 – 70 % of net income.

Rate Case Filings

As a part of our focus on earning a fair return on our utility investments, during 2007 we filed general rate cases in each of our jurisdictions. Our regulatory approach is based on filing rate requests designed to provide for recovery of legitimate expenses and a reasonable return on investment. Following is the current status of each of these filings:

•	A proposed settlement in our Montana electric and natural gas rate case with a base rate increase of $15 million annually;
•	A settlement in our South Dakota natural gas rate case with a base rate increase of $3.1 million annually beginning December 1, 2007;
•	A settlement in our Nebraska natural gas rate case with a base rate increase of $1.5 million annually beginning December 1, 2007; and
•

We are currently awaiting FERC approval of a proposed settlement in our transmission rate case, and anticipate finalizing the rate case during the first half of 2008. Interim rates were implemented in May 2007. This proposed settlement would result in an annualized margin increase of approximately $3.0 million.

These rate cases are a key component of our earnings growth and achieving our financial objectives.

Investment Opportunities

We continue to make significant maintenance capital investments in our system in excess of our depreciation, which is the amount of these costs we recover through rates. This is consistent with the regulatory approach described above. See the “Capital Requirements" discussion for further detail on planned maintenance capital expenditures. In addition to this base level of capital investment, we have several other significant investment opportunities. The first step in any of these opportunities is to obtain legislative and regulatory support prior to making the investment. To avoid excessive risk for us, it is critical to reduce regulatory uncertainty before making large capital investments.

During 2007, the Montana legislature passed House Bill 25, which allows for utilities to be fully vertically integrated by owning rate base generation. As a result, we recently proposed a new natural gas-fired generation plant with an estimated cost in excess of $100 million. The plant would provide regulating reserve capacity for electric supply and assist with providing adequate regulation capacity to maintain federal reliability standards within our balancing area. We anticipate requesting the MPSC's approval for this plant in the second quarter of 2008.

Our Montana transmission assets are strategically located to take advantage of the potential transmission grid expansion in the Northwest part of the United States. There are a number of potential paths and more than a dozen points of interconnection with major players in the Northwest. Regional load growth forecasts remain strong allowing us to leverage our strategic geographic advantage related to transmission. In Montana, we have begun siting and permitting work on two significant electric transmission growth opportunities - a $250 million expansion of the existing Colstrip 500 kV system that would increase capacity by 500-700 MWs and a new $800 million 500 kV transmission line from Southwestern Montana to Southeastern Idaho with a potential capacity of 1,500 MWs.

Uncertainty surrounding global climate change and environmental concerns related to new coal-fired generation development is changing the mix of the potential sources of new generation in the region. State renewable portfolio standards are increasing the region's reliance on wind generation and Montana has one of the best wind regimes in the country. Certain aspects of our proposed transmission development projects are scaleable and thus can be built out to more closely match the timing of new generation and loads.

The proposed new 500 kV transmission line between southwestern Montana and southeastern Idaho is known as the Mountain States Transmission Intertie (MSTI). The transmission line's main purpose will be to meet requests for transmission service from customers and relieve constraints on the high-voltage transmission system in the region. We conducted an Open Season Process in 2004 to identify potential interest for new transmission capacity on this path and currently we have 890 MWs of transmission service requests from open season participants for capacity on the proposed new transmission line. These requests can be revoked at any time by the customer up to the point of an executed service agreement. The proposed MSTI 500 kV line will extend from a new substation to be built near either Townsend or Garrison,

Montana to the existing Borah or Midpoint substation, located in southern Idaho. The new substation south of Townsend, Montana will be adjacent to, and interconnect with, the two existing 500 kV lines between Colstrip and Garrison, Montana. An initial siting study identified several reasonable alternatives for the route and we are in the process of selecting a preferred, as well as two alternative routes. Based on our current timeline, we anticipate the line will be in service by 2013. Construction cannot commence until all local, state and federal permits/regulatory requirements are met. We have capitalized approximately $1.8 million of preliminary survey and investigative costs associated with this project as of December 31, 2007.

We have experienced continued strong organic load growth in South Dakota, including several large load additions during 2007. Due to this load growth and the tightening of capacity markets in the MAPP region, we are evaluating the need for capacity and base-load additions in our South Dakota service territory. Currently, we estimate the capacity need is in the 50-75 MW range. In addition, in South Dakota and Nebraska we expect to deploy up to $20 million in capital over the next three years to continue pipeline extension projects to serve new and expanded ethanol and biodiesel facilities in the region. Our investment in these pipeline extension projects are protected by letters of credit. During 2007, approximately $8.0 million of our capital expenditures were related to growth in service to these types of facilities.

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

Goodwill and Long-lived Assets

We believe that the accounting estimate related to determining the fair value of goodwill and long-lived assets, and thus any impairment, is a “critical accounting estimate" because: (i) it is highly susceptible to change from period to period since it requires company management to make cash flow assumptions about future revenues, operating costs and discount rates over an indefinite life; and (ii) recognizing an impairment could have a significant impact on the assets reported on our balance sheet and our operating results. Management's assumptions about future sales margins and volumes require significant judgment because actual margins and volumes have fluctuated in the past and are expected to continue to do so. In estimating future margins, we use our internal budgets.

Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, was issued during 2001 and is effective for all fiscal years beginning after December 15, 2001. According to the guidance set forth in SFAS No. 142, we are required to evaluate our goodwill for impairment at least annually (October 1) and more frequently when indications of impairment exist. Accounting standards require that if the fair value of a reporting unit is less than its carrying value including goodwill, an impairment charge for goodwill must be recognized in the financial statements. To measure the amount of an impairment loss, the implied fair value of the reporting unit's goodwill is compared with its carrying value.

We evaluate our property, plant and equipment for impairment whenever indicators of impairment exist. SFAS No. 144, Accounting for the Impairment or the Disposal of Long-Lived Assets, requires that if the sum of the undiscounted cash flows from a company's asset, without interest charges, is less than the carrying value of the asset, impairment must be recognized in the financial statements. If an asset is deemed to be impaired, then the amount of the impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections.

Qualifying Facilities Liability

Certain QF contracts under the Public Utility Regulatory Policy Act (PURPA) require us to purchase minimum amounts of energy at prices ranging from $65 to $138 per MWH through 2029. As of December 31, 2007, our gross contractual obligation related to the QFs is approximately $1.5 billion. A portion of the costs incurred to purchase this energy is recoverable though rates authorized by the MPSC, totaling approximately $1.2 billion through 2029. We maintain a liability based on the net present value (discounted at 7.75%) of the difference between our estimated obligations under the QFs and the related amounts recoverable in rates.

There are ten contracts encompassed in the QF liability of which, three contracts account for more than 98% of the output. The liability was established based on certain assumptions and projections over the contract terms related to pricing, estimated output and recoverable amounts. The estimated capacity factor for each QF and the estimated escalation rate for one of the contracts are key assumptions. The estimated capacity factors are primarily based on historical actual capacity factors. The estimated escalation rate for the one contract was based on a combination of historical actual results and market data available for future projections. Since the liability is based on projections over a 25-year period; actual QF output, changes in pricing, contract amendments and regulatory decisions relating to QFs could significantly impact the liability and our results of operations in any given year.

In assessing the liability each reporting period, we compare our assumptions to actual results and make adjustments as necessary for that period.

In December 2006, the MPSC issued an order finalizing certain QF rates for the periods July 1, 2003 through June 30, 2006. The result of this order could provide for a significant reduction to our QF liability, as it reduces the escalating energy and capacity rates for one contract that we utilize in determining the present value of our obligation. If the order is upheld in its current form, we could reduce our QF liability by a range of $25 million to $50 million based on our current estimated changes to the assumptions. We are currently in litigation with a QF over this matter and we cannot predict the outcome of this litigation, therefore we have not changed our historical assumptions or reduced the liability. We will continue to assess the status of the litigation and will not change our assumptions until we can determine a probable outcome.

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

While we believe that our assumptions regarding future regulatory actions are reasonable, different assumptions could materially affect our results. For example, we had recorded liabilities in previous years for remediation obligations related to several formerly operated manufactured gas plants (MGP) in South Dakota. In December 2007, the SDPUC approved our settlement with SDPUC Staff related to our natural gas rate case, which included a provision allowing us to include approximately $1.4 million annually in rates to recover MGP environmental clean-up costs. This was partially offset by a requirement to return approximately $2.3 million ($0.8 million annually) of previous insurance recoveries to customers. The SDPUC's approval of our settlement provides reasonable assurance that we will recover future South Dakota related MGP costs, therefore we recorded net regulatory assets (with a corresponding reduction to operating, general and administrative expenses) of $12.6 million in December 2007 to offset the previously recorded South Dakota MGP related liabilities.

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

We review these assumptions on an annual basis and adjust them as necessary. The assumptions are based upon information available as of the beginning of the year, specifically, market interest rates, past experience and management's best estimate of future economic conditions.

We set the discount rate using a yield curve analysis, which projects benefit cash flows into the future and then discounts those cash flows to the measurement date using a yield curve. This is done by constructing a hypothetical bond portfolio whose cash flow from coupons and maturities matches the year-by-year, projected benefit cash flow from our plans. Based on this analysis, in 2007 we increased our discount rate 0.50% to 6.25% for our pension plans.

The health care cost trend rates are established through a review of actual recent cost trends and projected future trends. Our retiree medical trend assumptions are the best estimate of expected inflationary increases to our healthcare costs. Due to the relative size of our retiree population (under 700 members), the assumptions used are based upon both nationally expected trends and our specific expected trends. Our average increase remains consistent with the nationally expected trends. The long-term trend assumption is based upon our actuary's macroeconomic forecast, which includes assumed long-term nominal gross domestic product (GDP) growth plus the expected excess growth in national health expenditures versus GDP, the assumed impact of population growth and aging, and variations by healthcare sector. Based on this review, the health care cost trend rate used in calculating the December 31, 2007 accumulated postretirement benefit obligation was a 10% increase in health care costs in 2007 gradually decreasing each successive year until it reaches a 5.0% annual increase in health care costs in 2013.

The expected long-term rate of return assumption on plan assets was determined based on the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension and postretirement portfolios. We target an asset allocation of roughly 70% equity securities, and 30% fixed-income securities. Considering this information and future expectations for asset returns, we decreased our expected long-term rate of return on assets assumption from 8.5% during 2005 to 8.00% for 2006 and 2007. The assumed rate of increase in future compensation levels used to calculate benefit obligations was 3.50% for union and 3.58% - 3.61% for nonunion employees in 2007.

Cost Sensitivity

The following table reflects the sensitivity of pension costs to changes in certain actuarial assumptions (in thousands):

Actuarial Assumption	Change in Assumption	Impact on Pension Cost	Impact on Projected Benefit Obligation

Discount rate	0.25%	$(154)	$(12,245)
	(0.25)%	139	11,237
Rate of return on plan assets	0.25%	(764)	N/A
	(0.25)%	764	N/A

Accounting Treatment

In accordance with SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, and SFAS No. 87, Employers' Accounting for Pensions, we utilize a number of accounting mechanisms that reduce the volatility of reported pension costs. Differences between actuarial assumptions and actual plan results are deferred and are recognized into earnings only when the accumulated differences exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. SFAS No. 158 also requires that a plan's funded status be recognized as an asset or liability. Through fresh-start reporting in 2004 we had previously recorded the funded status of our plans on the balance sheet, and adjusted our qualified pension and other postretirement benefit plans to their projected benefit obligation by recognition of all previously unamortized actuarial gains and losses. Therefore, we recognized all prior service costs, and net actuarial gains and losses from 2005 and 2006 as of December 31, 2006.

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

Income Taxes

Exposures exist related to various tax filing positions, which may require an extended period of time to resolve and may result in income tax adjustments by taxing authorities. We have reduced deferred tax assets or established liabilities based on our best estimate of future probable adjustments related to these exposures. On a quarterly basis, we evaluate exposures in light of any additional information and make adjustments as necessary to reflect the best estimate of the future outcomes. We currently estimate that as of December 31, 2007, we have approximately $346 million of consolidated net operating loss carryforwards (CNOLs) to offset federal taxable income in future years. We believe our deferred tax assets and established liabilities are appropriate for estimated exposures; however, actual results may differ from these estimates.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes by prescribing a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and expanded disclosure with respect to the uncertainty in income taxes. FIN 48 was effective for us as of January 1, 2007. FIN 48 provides that a tax position that meets the more-likely-than-not threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. As a result of the implementation of FIN 48, we increased our deferred tax assets by $77.5 million and decreased other noncurrent liabilities by $2.4 million, with a corresponding decrease to goodwill. The decrease to goodwill is consistent with the guidance in FASB Statement No. 109, Accounting for Income Taxes, and the requirements of fresh-start reporting, as our uncertain tax positions relate to periods prior to our emergence from bankruptcy. We have unrecognized tax benefits of approximately $111.1 million as of December 31, 2007. The resolution of tax matters in a particular future period could have a material impact on our cash flows, results of operations and provision for income taxes.

RESULTS OF OPERATIONS

The following is a summary of our results of operations in 2007, 2006, and 2005. Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments. This discussion is followed by a more detailed discussion of operating results by segment.

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

Weather affects the demand for electricity and natural gas, especially among residential and commercial customers. Very cold winters increase demand for natural gas and to a lesser extent, electricity, while warmer than normal summers increase demand for electricity. The weather's effect is measured using degree-days, which is the difference between the average daily actual temperature and a baseline temperature of 65 degrees. Heating degree-days result when the average daily actual temperature is less than the baseline. Cooling degree-days result when the average daily actual temperature is greater than the baseline. The statistical weather information provided in our regulated segments represents a comparison of these degree-days.

OVERALL CONSOLIDATED RESULTS

Year Ended December  31, 2007 Compared with Year Ended December  31, 2006

	Year Ended December 31,
	2007	2006	Change	% Change
	(in millions)
Operating Revenues
Regulated Electric	$736.7	$661.7	$75.0	11.3%
Regulated Natural Gas	363.6	359.7	3.9	1.1
Unregulated Electric	74.2	83.0	(8.8)	(10.6)
Other	56.7	77.0	(20.3)	(26.4)
Eliminations	(31.1)	(48.7)	17.6	36.1
	$1,200.1	$1,132.7	$67.4	6.0%

	Year Ended December 31,
	2007	2006	Change	% Change
	(in millions)
Cost of Sales
Regulated Electric	$389.7	$332.8	$56.9	17.1%
Regulated Natural Gas	236.0	240.8	(4.8)	(2.0)
Unregulated Electric	18.0	16.6	1.4	8.4
Other	54.2	70.5	(16.3)	(23.1)
Eliminations	(29.5)	(47.1)	17.6	37.4
	$668.4	$613.6	$54.8	8.9%

	Year Ended December 31,
	2007	2006	Change	% Change
	(in millions)
Gross Margin
Regulated Electric	$347.0	$328.9	$18.1	5.5%
Regulated Natural Gas	127.6	118.9	8.7	7.3
Unregulated Electric	56.2	66.4	(10.2)	(15.4)
Other	2.5	6.5	(4.0)	(61.5)
Eliminations	(1.6)	(1.6)	—	—
	$531.7	$519.1	$12.6	2.4%

Consolidated gross margin in 2007 was $531.7 million, an increase of $12.6 million, or 2.4%, from gross margin in 2006.

Gross Margin
2007 vs. 2006
(Millions of Dollars)
Property tax tracker	$11.5
Regulated electric and gas customer growth and favorable weather	9.3
Transmission volumes and rate increase (subject to refund)	3.2
Unregulated electric volumes	7.5
Unregulated electric pricing and fuel supply costs	(17.7)
Other	(1.2)
Improvement in Gross Margin	$12.6

A substantial portion of the increase in 2007 regulated margins relates to a change in presentation of property taxes collected through our Montana property tax tracker. In 2007, margins in our regulated electric and natural gas segments increased by $11.5 million related to collections through our Montana property tax tracker. In 2006, we netted comparative property tax tracker collections of $7.8 million against property and other taxes. Additional increases in our regulated margin primarily related to customer growth and favorable weather. In addition, we had higher transmission revenues due to our interim rate increase (subject to refund) and increased transmission of energy acquired by others across our system. Offsetting these increases were decreases in unregulated electric margin due to lower average contracted prices and higher fuel supply costs, partially offset by an increase in volumes resulting from higher demand and plant availability.

	Year Ended December 31,
	2007	2006	Change	% Change
	(in millions)
Operating Expenses
Operating, general and administrative	$221.6	$240.2	$(18.6)	(7.7)%
Property and other taxes	87.6	74.2	13.4	18.1
Depreciation	82.4	75.3	7.1	9.4
Ammondson verdict	—	19.0	(19.0)	(100.0)
	$391.6	$408.7	$(17.1)	(4.2)%

Consolidated operating, general and administrative expenses were $221.6 million in 2007 as compared to $240.2 million in 2006.

Operating, General & Administrative Expenses
2007 vs. 2006
(Millions of Dollars)
Environmental clean-up cost recovery	$(12.6)
BBI transaction costs	(12.3)
Operating lease expense	(11.1)
Legal and professional fees	(4.8)
Postretirement medical benefits	(1.5)
Bad debt expense	(1.2)
2006 Insurance settlement	9.3
Stock-based compensation and short-term incentive	5.7
Insurance reserves	5.5
Labor	5.3
Other	(0.9)
Reduction in Operating, General & Administrative Expenses	$(18.6)

The reduction in operating, general and administrative expenses of $18.6 million was primarily due to the following:

•

Various MGP environmental issues settled in our South Dakota natural gas rate case resulting in recovery of clean-up costs (see “Critical Accounting Policies and Estimates - Regulatory Assets and Liabilities”);

•	Lower transaction related costs due to the termination of the proposed merger agreement with BBI during 2007;
•	Decreased operating lease expense due to the purchase of our previously leased interest in Colstrip Unit 4 during 2007;
•	Decreased legal and professional fees primarily related to outstanding litigation;
•	Lower claims for postretirement medical benefits; and
•	Improvement in collections of customer balances.

Offsets to these reductions include the following:

•	The inclusion in 2006 results of a reduction in expenses due to an insurance settlement received;
•	Increases in stock-based compensation due to equity awards granted during 2006, and higher short-term incentive primarily due to better company financial performance in 2007;
•	Increases in insurance reserves related to workers compensation claims; and
•

Increased labor costs due to a combination of compensation increases and less time spent by employees on capital projects. During 2007, employees spent a greater portion of their time on maintenance projects (which are expensed) and we utilized more contract labor for capital projects.

In addition to the $11.1 million decrease in 2007, we expect operating lease expense to decrease another $14.4 million in 2008.

Property and other taxes were $87.6 million in 2007 as compared to $74.2 million in 2006. Property and other taxes in 2006 are net of $7.8 million that we collected through our Montana property tax tracker, as discussed in the gross margin analysis above. In addition, property and other taxes increased by approximately $5.6 million during 2007.

We have seen significant increases in our Montana property taxes since 2003 due primarily to increasing valuation assessments of our property by the Montana Department of Revenue. We have protested approximately $16.6 million, $16.3 million and $11.6 million of our 2007, 2006 and 2005 property taxes, respectively, and are currently appealing our 2005 valuation in Montana state court. We have recognized our property tax expense based on the total amount billed (including amounts protested), so if we are successful with our appeal, we will recognize a reduction of property tax expense in the period the appeal is resolved. Under Montana law, we are allowed to track the changes in the actual level of state and local taxes and fees and recover these amounts in rates; however the MPSC has only authorized recovery of approximately 60% of this increase for the last three years. We disputed the MPSC's decision in Montana District Court, and during the first quarter of 2007, the District Court ruled in the MPSC's favor. We did not appeal the decision. We have recognized property tax expense based on the 60% recovery previously approved by the MPSC; therefore, this ruling did not impact our expense recognition.

Depreciation expense was $82.4 million in 2007 as compared with $75.3 million in 2006. This $7.1 million increase was primarily due to increased property in service and a $2.0 million increase due to our purchase of our previously leased interest in Colstrip Unit 4. We expect annual depreciation expense to increase by $4.4 million in 2008 in addition to the $2.0 million in 2007 due to this purchase.

In February 2007, a jury verdict was rendered against us in Montana state court, which ordered us to pay $17.4 million in compensatory and $4.0 million in punitive damages in a case called Ammondson, et al. v. NorthWestern Corporation, et al. Due to the verdict, we recognized a loss of $19.0 million in our 2006 results of operations to increase our recorded liability related to this claim.

Consolidated operating income in 2007 was $140.1 million, as compared with $110.4 million in 2006. This $29.7 million increase was primarily due to the $12.6 million increase in gross margin and lower operating expenses as discussed above.

Consolidated interest expense in 2007 was $56.9 million, an increase of $0.9 million, or 1.6%, from 2006. We expect interest expense to increase by approximately $8.2 million in 2008 as a result of the additional debt related to the purchase of our previously leased interest in Colstrip Unit 4. See “Liquidity and Capital Resources" for additional information regarding our refinancing activities.

Consolidated other income in 2007 was $2.4 million, a decrease of $6.7 million from 2006. This decrease was primarily due to the inclusion in 2006 results of gains of $3.9 million related to an interest rate swap and $2.3 million on the sale of a partnership interest in oil and gas properties.

Consolidated income tax expense in 2007 was $32.4 million as compared with $25.9 million in 2006. Our effective tax rate for 2007 was 37.8% as compared to 40.9% for 2006. Portions of our BBI transaction related costs were considered non-deductible for taxes in 2006; however, with the termination of the agreement these costs became deductible, resulting in a reduction to our tax expense of approximately $1.2 million in 2007. While we reflect an income tax provision in our financial statements, we expect our cash payments for income taxes will be minimal through at least 2010, based on our anticipated use of net operating losses.

Consolidated net income in 2007 was $53.2 million compared with $37.9 million for the same period in 2006. This increase was primarily due to higher operating income as discussed above, partially offset by lower other income and increased income tax expense.

Year Ended December  31, 2006 Compared with Year Ended December  31, 2005

	Year Ended December 31,
	2006	2005	Change	% Change
	(in millions)
Operating Revenues
Regulated Electric	$661.7	$631.7	$30.0	4.7	%
Regulated Natural Gas	359.7	369.5	(9.8)	(2.7)
Unregulated Electric	83.0	87.0	(4.0)	(4.6)
Other	77.0	155.0	(78.0)	(50.3)
Eliminations	(48.7)	(77.4)	28.7	37.1
	$1,132.7	$1,165.8	$(33.1)	(2.8)%

	Year Ended December 31,
	2006	2005	Change	% Change
	(in millions)
Cost of Sales
Regulated Electric	$332.8	$306.5	$26.3	8.6%
Regulated Natural Gas	240.8	246.8	(6.0)	(2.4)
Unregulated Electric	16.6	17.4	(0.8)	(4.6)
Other	70.5	147.0	(76.5)	(52.0)
Eliminations	(47.1)	(75.9)	28.8	37.9
	$613.6	$641.8	$(28.2)	(4.4)%

	Year Ended December 31,
	2006	2005	Change	% Change
	(in millions)
Gross Margin
Regulated Electric	$328.9	$325.2	$3.7	1.1%
Regulated Natural Gas	118.9	122.7	(3.8)	(3.1)
Unregulated Electric	66.4	69.6	(3.2)	(4.6)
Other	6.5	8.0	(1.5)	(18.8)
Eliminations	(1.6)	(1.5)	(0.1)	(6.7)
	$519.1	$524.0	$(4.9)	(0.9)%

Consolidated gross margin in 2006 was $519.1 million, a decrease of $4.9 million, or 0.9%, from gross margin in 2005. The regulated electric gross margin increase in 2006 was primarily due to increased transmission revenues and retail volumes offset by the following items. During March 2006, we signed a stipulation with the MCC to settle various issues raised relative to our 2005 and 2006 electric tracker filings. As a result of this stipulation we recognized increased cost of sales of $4.3 million during the first quarter of 2006 related to the removal of replacement costs and certain forward sales contracts from our electric tracker. Regulated electric results for 2005 also included a $4.9 million gain related to a QF contract amendment.The $3.8 million decrease in regulated natural gas margin was primarily due to a $4.6 million recovery of supply costs during the second quarter of 2005 that were previously disallowed by the MPSC, partly offset by higher transmission and storage revenue. Unregulated electric margin decreased $3.2 million primarily due to lower volumes partially offset by higher average prices. Other gross margin decreased $1.5 million primarily due to a renegotiated gas supply and management services contract and lower volumes.

	Year Ended December 31,
	2006	2005	Change	% Change
	(in millions)
Operating Expenses
Operating, general and administrative	$240.2	$225.5	$14.7	6.5%
Property and other taxes	74.2	72.1	2.1	2.9
Depreciation	75.3	74.4	0.9	1.2
Ammondson verdict	19.0	—	19.0	100.0
Reorganization items	—	7.5	(7.5)	(100.0)
	$408.7	$379.5	$29.2	7.7%

Consolidated operating, general and administrative expenses were $240.2 million in 2006 as compared to $225.5 million in 2005. The $14.7 million increase was primarily due to $13.8 million in transaction related costs pursuant to the proposed BBI transaction and $2.2 million in higher legal and professional fees associated with assessing our strategic alternatives and addressing outstanding litigation. While an acquiring entity typically capitalizes its acquisition related costs, the transaction costs incurred by an acquiree are expensed as incurred.These costs included payment of $8.6 million transaction fees to our strategic advisor during 2006. Other items impacting operating, general and administrative expense were increased pension expense of $3.0 million, increased bad debt expense of $1.9 million due to increases in past due customer balances, and higher operating costs of approximately $1.8million primarily due to increased line clearance, maintenance and fuel costs. In addition, our self-insurance reserves decreased $2.8 million in 2006 with past claims settling at or below their estimated amounts, as compared to a $5.0 million decrease in the 2005 primarilybased on claims settled for less than anticipated and positive loss experience. The receipt of $9.3 million from an insurance settlement and a $3.1 million reduction in stock-based compensation and short-term incentive expense partially offset these increases.

Property and other taxes were $74.2 million in 2006 as compared to $72.1 million in 2005. Property and other taxes are net of $7.8 million and $5.7 million in 2006 and 2005, respectively, that we collected through our Montana property tax tracker.

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

Consolidated interest expense in 2006 was $56.0 million, a decrease of $5.3 million, or 8.6%, from 2005. This decrease was primarily attributable to a $94 million decrease in debt in 2005 as well as our 2006 refinancing transactions, which replaced our $90.2 million and $80.0 million Montana pollution control obligations and our $150 million Montana first mortgage bonds with lower interest rate debt. Our credit facility borrowings have also decreased in 2006 by $31 million. See “Liquidity and Capital Resources" for additional information regarding our refinancing activities.

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

Consolidated income tax expense in 2006 was $25.9 million as compared with $38.5 million in 2005. Our effective tax rate for 2006 was 40.9% as compared to 38.5% for 2005. Portions of our BBI transaction related costs were considered non-deductible for taxes, which increased our effective tax rate in 2006.

Income from discontinued operations in 2006 was $0.4 million compared to a loss of $2.1 million in 2005. The income in 2006 related to the final liquidation of Netexit, while the 2005 loss was primarily related to professional fees and settlement of claims in Netexit's bankruptcy proceedings.

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

REGULATED ELECTRIC MARGIN

Year Ended December  31, 2007 Compared with Year Ended December  31, 2006

The following summarizes the regulated electric revenue, cost of sales, and gross margin for the years ended December 31, 2007 and 2006:

	Results
	2007	2006	Change	% Change
	(in millions)
Total Revenues	736.7	661.7	75.0	11.3%
Total Cost of Sales	389.7	332.8	56.9	17.1%
Gross Margin	$347.0	$328.9	$18.1	5.5%
% GM/Rev	47.1%	49.7%

The following summarizes the components of the changes in regulated electric margin for the years ended December 31, 2007 and 2006:

Gross Margin
2007 vs. 2006
(Millions of Dollars)
Property tax tracker	$8.4
Customer growth and warmer weather	6.6
2006 MCC stipulation	4.1
Transmission volumes	1.6
Transmission interim rate increase	1.6
Lower QF gain	(2.3)
Wholesale and other	(1.9)
Improvement in Gross Margin	$18.1

Regulated electric margin increased $18.1 million, or 5.5%, due primarily to amounts collected through our Montana property tax tracker and increased volumes from 1.7% customer growth and warmer summer weather in Montana. In addition, we had higher transmission margin in 2007 primarily from transmitting additional energy acquired by others across our transmission system and an interim increase in our transmission rates (subject to refund). These increases were partially offset by lower QF related gains and a 37.5% decrease in wholesale volumes sold in the secondary markets. We recorded gains (reduced cost of sales) related to our QF liability of $0.9 million in 2007 and $3.2 million in 2006 as actual QF output and variable pricing terms were lower than our estimate. Wholesale margin was lower in 2007 primarily due to decreased plant availability resulting from planned and unplanned maintenance. Our 2006 margin was also $4.1 million lower due to a loss recorded as a result of a stipulation with the MCC.

The following summarizes regulated electric volumes, customer counts and cooling degree-days for the years ended December 31, 2007 and 2006:

	Volumes MWH
	2007	2006	Change	% Change
	(in thousands)
Retail Electric
Montana	2,235	2,184	51	2.3%
South Dakota	505	474	31	6.5
Residential	2,740	2,658	82	3.1
Montana	3,213	3,125	88	2.8
South Dakota	827	776	51	6.6
Commercial	4,040	3,901	139	3.6
Industrial	2,992	2,998	(6)	(0.2)
Other	181	185	(4)	(2.2)
Total Retail Electric	9,953	9,742	211	2.2%
Wholesale Electric	155	248	(93)	(37.5)%

Average Customer Counts	2007	2006	Change	% Change
Montana	326,248	320,401	5,847	1.8%
South Dakota	59,474	58,968	506	0.9%
Total	385,722	379,369	6,353	1.7%

	2007 as compared with:
Cooling Degree-Days	2006	Historic Average
Montana	25% warmer	82% warmer
South Dakota	Remained Flat	23% warmer

Regulated electric volumes increased 211 MWHs, or 2.2%, due primarily to customer growth and warmer summer weather in Montana. Regulated wholesale electric volumes decreased 93 MWHs, or 37.5%, primarily due to decreased plant availability resulting from planned and unplanned maintenance.

We expect electric transmission and distribution revenues to increase approximately $10 million annually as a result of our joint stipulation with the MCC to settle our Montana general rate filing.

Year Ended December  31, 2006 Compared with Year Ended December  31, 2005

The following summarizes the regulated electric revenue, cost of sales, and gross margin for the years ended December 31, 2006 and 2005:

	Results
	2006	2005	Change	% Change
	(in millions)
Total Revenues	661.7	631.7	30.0	4.7%
Total Cost of Sales	332.8	306.5	26.3	8.6%
Gross Margin	$328.9	$325.2	$3.7	1.1%
% GM/Rev	49.7%	51.5%

The following summarizes the components of the changes in regulated electric margin for the years ended December 31, 2006 and 2005:

Gross Margin
2006 vs. 2005
(Millions of Dollars)
Transmission volumes	$5.3
Customer growth and warmer weather	4.5
Wholesale and other	2.2
Higher QF gain	0.7
MCC stipulation	(4.1)
2005 QF contract amendment	(4.9)
Improvement in Gross Margin	$3.7

Regulated electric margin increased $3.7 million, or 1.1%. Transmission margin increased $5.3 million primarily due to strong hydro generation in 2006. During the second quarter of 2006, the Pacific Northwest experienced strong hydro generation, which resulted in increased electric supply at significantly lower prices than states to our south. Since Pacific Northwest energy prices were substantially lower than in these states, suppliers realized more profit by transmitting electricity across our lines. Customer growth of 1.8% and warmer summer weather in Montana contributed approximately $4.5 million to the increase in margin, while wholesale and other added $2.2 million. In addition, we recorded a $3.2 million gain in 2006 as compared to $2.5 million in 2005, as actual QF output and variable pricing terms were lower than our estimate. These increases were partly offset by the following items. During March 2006, we signed a stipulation with the MCC to settle various issues they raised relative to our 2005 and 2006 electric tracker filings. As a result of this stipulation, we recognized increased cost of sales of $4.1 million during the first quarter of 2006 related to the removal of replacement costs and certain forward sales contracts from our electric tracker. Results for 2005 also included a $4.9 million gain related to a QF contract amendment.

The following summarizes regulated electric volumes, customer counts and cooling degree-days for the years ended December 31, 2006 and 2005:

	Volumes MWH
	2006	2005	Change	% Change
	(in thousands)
Retail Electric
Montana	2,184	2,104	80	3.8%
South Dakota	474	476	(2)	(0.4)
Residential	2,658	2,580	78	3.0
Montana	3,125	3,040	85	2.8
South Dakota	776	774	2	0.3
Commercial	3,901	3,814	87	2.3
Industrial	2,998	3,034	(36)	(1.2)
Other	185	170	15	8.8
Total Retail Electric	9,742	9,598	144	1.5%
Wholesale Electric	248	219	29	13.2%

Average Customer Counts	2006	2005	Change	% Change
Montana	320,401	314,131	6,270	2.0%
South Dakota	58,968	58,536	432	0.7%
Total	379,369	372,667	6,702	1.8%

	2006 as compared with:
Cooling Degree-Days	2005	Historic Average
Montana	55% warmer	48% warmer
South Dakota	7% cooler	22% warmer

Regulated retail electric volumes increased 144 MWHs, or 1.5%, due primarily to a 1.8% increase in customer growth and warmer summer weather in Montana. Regulated wholesale electric volumes increased 29 MWHs, or 13.2%, due primarily to increased availability at our jointly owned plants with less down time for maintenance.

REGULATED NATURAL GAS MARGIN

Year Ended December  31, 2007 Compared with Year Ended December  31, 2006

The following summarizes the regulated natural gas revenue, cost of sales, and gross margin for the years ended December 31, 2007 and 2006:

	Results
	2007	2006	Change	% Change
	(in millions)
Total Revenues	363.6	359.7	3.9	1.1%
Total Cost of Sales	236.0	240.8	(4.8)	(2.0)%
Gross Margin	$127.6	$118.9	$8.7	7.3%
% GM/Rev	35.1%	33.1%

The following summarizes the components of the changes in regulated natural gas margin for the years ended December 31, 2007 and 2006:

Gross Margin
2007 vs. 2006
(Millions of Dollars)
Property tax tracker	$3.1
Customer growth and colder weather	2.7
Transfer of previously unregulated customers	1.7
Storage	0.9
Other	0.3
Improvement in Gross Margin	$8.7

Regulated natural gas margin increased $8.7 million, or 7.3%, primarily due to amounts collected through our Montana property tax tracker and increased volumes due to 1.8% customer growth and colder winter weather in South Dakota and Nebraska. In addition, regulated natural gas margin increased $1.7 million due to the transfer of certain previously unregulated customers and pipelines into the regulated business, and $0.9 million from higher storage utilization.

The following summarizes regulated natural gas volumes, customer counts and heating degree-days for the years ended December 31, 2007 and 2006:

	Volumes Dekatherms
	2007	2006	Change	% Change
	(in thousands)
Retail Gas
Montana	12,101	12,036	65	0.5%
South Dakota	2,771	2,596	175	6.7
Nebraska	2,519	2,371	148	6.2
Residential	17,391	17,003	388	2.3
Montana	6,091	6,025	66	1.1
South Dakota	2,444	2,189	255	11.6
Nebraska	2,655	2,546	109	4.3
Commercial	11,190	10,760	430	4.0
Industrial	169	177	(8)	(4.5)
Other	144	153	(9)	(5.9)
Total Retail Gas	28,894	28,093	801	2.9%

Average Customer Counts	2007	2006	Change	% Change
Montana	174,651	170,873	3,778	2.2%
South Dakota	42,427	41,842	585	1.4
Nebraska	40,866	40,781	85	0.2
Total	257,944	253,496	4,448	1.8%

2007 as compared with:
Heating Degree-Days	2006	Historic Average
Montana	1% warmer	8% warmer
South Dakota	8% colder	6% warmer
Nebraska	7% colder	8% warmer

Regulated natural gas volumes increased 801 dekatherms, or 2.9%, primarily due to customer growth and colder winter weather in South Dakota and Nebraska.

We expect natural gas transportation and distribution revenues to increase approximately $5 million annually as a result of our joint stipulation with the MCC to settle our Montana general rate filing and approximately $4.6 million annually as a result of rate case settlements in South Dakota and Nebraska.

Year Ended December  31, 2006 Compared with Year Ended December  31, 2005

The following summarizes the regulated natural gas revenue, cost of sales, and gross margin for the years ended December 31, 2006 and 2005:

	Results
	2006	2005	Change	% Change
	(in millions)
Total Revenues	359.7	369.5	(9.8)	(2.7)%
Total Cost of Sales	240.8	246.8	(6.0)	(2.4)%
Gross Margin	$118.9	$122.7	$(3.8)	(3.1)%
% GM/Rev	33.1%	33.2%

The following summarizes the components of the changes in regulated natural gas margin for the years ended December 31, 2006 and 2005:

Gross Margin
2006 vs. 2005
(Millions of Dollars)
2005 Supply cost recovery	$(4.6)
Transportation volumes	0.8
Decline in Gross Margin	$(3.8)

Gross margin decreased $3.8 million, or 3.1%, primarily due the recovery of $4.6 million of supply costs reflected in the 2005 margin, which were previously disallowed by the MPSC, partly offset by higher transportation volumes.

The following summarizes regulated natural gas volumes, customer counts and heating degree-days for the years ended December 31, 2006 and 2005:

	Volumes Dekatherms
	2006	2005	Change	% Change
	(in thousands)
Retail Gas
Montana	12,036	12,584	(548)	(4.4)
South Dakota	2,596	2,846	(250)	(8.8)
Nebraska	2,371	2,596	(225)	(8.7)
Residential	17,003	18,026	(1,023)	(5.7)%
Montana	6,025	6,210	(185)	(3.0)
South Dakota	2,189	1,913	276	14.4
Nebraska	2,546	2,646	(100)	(3.8)
Commercial	10,760	10,769	(9)	(0.1)
Industrial	177	181	(4)	(2.2)
Other	153	131	22	16.8
Total Retail Gas	28,093	29,107	(1,014)	(3.5)%

Average Customer Counts	2006	2005	Change	% Change
Montana	170,873	167,043	3,830	2.3%
South Dakota	41,842	41,511	331	0.8
Nebraska	40,781	40,653	128	0.3
Total	253,496	249,207	4,289	1.7%

2006 as compared with:
Heating Degree-Days	2005	Historic Average
Montana	8% warmer	7% warmer
South Dakota	5% warmer	11% warmer
Nebraska	6% colder	13% warmer

Regulated retail natural gas volumes decreased 1,014 dekatherms, or 3.5%, due primarily to warmer weather in Montana and South Dakota.

UNREGULATED ELECTRIC MARGIN

Year Ended December  31, 2007 Compared with Year Ended December  31, 2006

Our unregulated electric segment primarily consists of our joint ownership in the Colstrip Unit 4 generation facility, which represents approximately 30%. We sell our Colstrip Unit 4 output, approximately 222 MWs at full load, principally to two unrelated third parties under agreements through December 2010. Under a separate agreement we repurchase 111 MWs through December 2010. These 111 MWs were available for market sales to other third parties through June 2007. Beginning July 1, 2007, 90 MWs of base-load energy from Colstrip Unit 4 are being supplied to the Montana electric supply load (included in our regulated electric segment) for a term of 11.5 years at an average nominal price of $35.80 per MWH. In addition, 21 MWs of base-load energy from Colstrip Unit 4 are committed to the Montana electric supply load for a term of 76 months beginning in March 2008 at $19 per MWH below the Mid-C index price with a floor of zero, pending applicable regulatory approvals.

The following summarizes the components of the changes in unregulated electric revenue, cost of sales, and gross margin for the years ended December 31, 2007 and 2006:

	Results
	2007	2006	Change	% Change
	(in millions)
Total Revenues	$74.2	$83.0	$(8.8)	(10.6)%
Total Cost of Sales	$18.0	$16.6	$1.4	8.4%
Gross Margin	$56.2	$66.4	$(10.2)	(15.4)%
% GM/Rev	75.7%	80.0%

The following summarizes the components of the changes in unregulated electric margin for the years ended December 31, 2007 and 2006:

Gross Margin
2007 vs. 2006
(Millions of Dollars)
Volumes	$7.5
Average prices	(15.1)
Fuel supply costs	(2.6)
Decline in Gross Margin	$(10.2)

Unregulated electric margin decreased $10.2 million, or 15.4%, due primarily to lower average contracted prices associated with the 90 MW contract discussed above and higher fuel supply costs, partially offset by an increase in volumes resulting from higher demand and plant availability.

The following summarizes unregulated electric volumes for the years ended December 31, 2007 and 2006:

	Volumes MWH
	2007	2006	Change	% Change
	(in thousands)
Wholesale Electric	1,638	1,504	134	8.9%

Unregulated electric volumes increased 134 MWHs, or 8.9%. During the second quarter of 2006 strong hydro generation in the Pacific Northwest provided increased supply in the wholesale electricity market, resulting in reduced demand for our Colstrip power. In addition, we had less energy available to sell in 2006 due to decreased plant availability resulting from planned and unplanned outages for plant maintenance.

We expect our margin to decrease in 2008 under the terms of our Colstrip Unit 4 90 MW commitment to electric supply, which will be in place for a full year, combined with the additional 21 MW commitment to electric supply discussed above. Including these commitments and our other forward sales contracts, we estimate our margin will decrease approximately $5.1 million in 2008 based on anticipated volumes of 1.7 million MWH at an overall average sales price of $46.54 per MWH. If Colstrip Unit 4 experiences unplanned outages, we may not achieve our planned margin. In addition, in January 2008, we retained a financial advisor to assist us in evaluation our strategic options with respect to our joint ownership of Colstrip Unit 4.

Year Ended December  31, 2006 Compared with Year Ended December  31, 2005

The following summarizes the components of the changes in unregulated electric revenue, cost of sales, and gross margin for the years ended December 31, 2006 and 2005:

	Results
	2006	2005	Change	% Change
	(in millions)
Total Revenues	$83.0	$87.0	$(4.0)	(4.6)%
Total Cost of Sales	$16.6	$17.4	$(0.8)	(4.6)%
Gross Margin	$66.4	$69.6	$(3.2)	(4.6)%
% GM/Rev	80.0%	80.0%

The following summarizes the components of the changes in unregulated electric margin for the years ended December 31, 2006 and 2005:

Gross Margin
2006 vs. 2005
(Millions of Dollars)
Volumes	$(12.5)
Average prices	9.3
Decline in Gross Margin	$(3.2)

Unregulated electric margin decreased $3.2 million, or 4.6%, primarily due to lower volumes partially offset by higher average prices.

The following summarizes unregulated electric volumes for the years ended December 31, 2006 and 2005:

	Volumes MWH
	2006	2005	Change	% Change
	(in thousands)
Wholesale Electric	1,504	1,785	(281)	(15.7)%

Unregulated electric volumes decreased 281 MWHs, or 15.7%, due to reduced demand as discussed above and less plant availability related to planned and unplanned outages.

ALL OTHER

This primarily consists of our remaining unregulated natural gas operations and unallocated corporate costs. We previously disclosed our intent to sell our unregulated natural gas business or transfer the remaining customers and contracts to our regulated natural gas business. We have moved certain customers to our regulated natural gas business unit and sold several customer contracts during 2007; therefore, the unregulated natural gas business unit will no longer be considered a reportable segment under FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. We have two remaining unregulated natural gas contracts (a supply contract and an interstate capacity agreement) that will be presented in all other.

LIQUIDITY AND CAPITAL RESOURCES

We utilize our revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to reduce borrowings. As of December 31, 2007, we had cash and cash equivalents of $12.8 million, and revolver availability of $158.7 million. During the year ended December 31, 2007, we repaid $53.5million of debt, including $38.0 million on our revolver, paid dividends on common stock of $47.3 million, made property tax payments of approximately $77.9 million, contributed $22.6 million to our pension plans, and completed the purchase of our previously leased interest in the Colstrip Unit 4 generating facility for approximately $141.3 million (see “Financing Activities” for further discussion).

Sources and Uses of Funds

We believe that our cash on hand, operating cash flows, and borrowing capacity, taken as a whole, provide sufficient resources to fund our ongoing operating requirements, debt maturities, anticipated dividends, and estimated future capital expenditures during the next 12 months. As of February 22, 2007, our availability under our revolving line of credit was approximately $169.2 million.

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

Year	Amount
2008	$107,000
2009	107,000
2010	107,500
2011	108,000
2012	110,000

Our strategic growth capital falls within one of three categories: transmission, generation, and natural gas pipelines. We have two significant transmission projects currently being contemplated, as discussed in the strategy section. The Colstrip 500 kV upgrade has a projected total capital cost of $250 million of which we have assumed to have a 50% ownership and an estimated completion date in 2011. The MSTI project has an estimated cost of $800 million with an anticipated completion date in 2013. Decisions whether to partner and/or resize the line due to demand would impact the ultimate capital expected from us.

We have proposed development of a 100-150 MW gas fired generation plant in Montana. This has an estimated cost of greater than $100 million and if approved, is expected to be in service by 2010. We are also evaluating peaking and base-load generation in South Dakota but are early in the evaluation process and have no estimates of future costs. We have also taken advantage of growth in the ethanol business in our South Dakota and Nebraska territories by providing these customers with natural gas delivery. We estimate up to $20 million of capital investment will be required to support this growth over the next three years.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of December 31, 2007. See additional discussion in Note 11 to the Consolidated Financial Statements.

	Total	2008	2009	2010	2011	2012	Thereafter
	(in thousands)
Long-term Debt(1)	$805,977	$18,617	$132,045	$23,605	$6,578	$3,792	$621,340
Capital Leases	40,391	2,389	1,282	1,174	1,265	1,363	32,918
Future minimum operating lease payments(1)	4,602	1,828	1,081	684	501	429	79
Estimated Pension and Other Postretirement Obligations(2)	111,300	26,100	22,200	22,600	21,500	18,900	N/A
Qualifying Facilities(3)	1,518,679	60,574	62,598	64,580	66,067	68,156	1,196,704
Supply and Capacity Contracts(4)	1,915,658	544,137	329,779	306,622	151,411	129,413	454,296
Contractual interest payments on debt (5)	409,673	48,639	46,409	37,981	35,830	35,417	205,397
Total Commitments(6)	$4,806,280	$702,284	$595,394	$457,246	$283,152	$257,470	$2,510,734

(1)    During 2007, we completed the purchase of an interest in a portion of the Colstrip Unit 4 generating facility, which increased our long-term debt obligations, and reduced our operating lease payments. See Note 4, Colstrip Unit 4 acquisition.

(2)    We have only estimated cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter.

(3)    The QFs require us to purchase minimum amounts of energy at prices ranging from $65 to $138 per MWH through 2029. Our estimated gross contractual obligation related to the QFs is approximately $1.5 billion. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $1.2 billion.

(4)    We have entered into various purchase commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 24 years.

(5)    Contractual interest payments include an assumed average interest rate of 6.5% on an estimated revolving line of credit balance of $12.0 million through maturity in November 2009, and an assumed average interest rate of 5.5% on the $100 million floating rate nonrecourse loan through maturity in December 2009.

(6)    Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

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

The effect of this seasonality on our liquidity is also impacted by changes in the market prices of our electric and natural gas supply, which is recovered through various monthly cost tracking mechanisms. These energy supply tracking mechanisms are designed to provide stable and timely recovery of supply costs on a monthly basis during the July to June annual tracking period, with an adjustment in the following annual tracking period to correct for any under or over collection in our monthly trackers. Due to the lag between our purchases of electric and natural gas commodities and revenue receipt from customers, cyclical over and under collection situations arise consistent with the seasonal fluctuations discussed above; therefore we usually under collect in the fall and winter and over collect in the spring. However, as of December 31,

2007, we are over collected on our current Montana natural gas and electric trackers by approximately $4.0 million, as compared with an undercollection of $16.9 million as of December 31, 2006. This overcollection is primarily due to increases phased into our electric supply rates during 2007 in anticipation of contract changes leading to higher supply prices. This phase in of increases will distribute the impact of supply cost increases over the next annual tracking period.

The following table summarizes our consolidated cash flows for 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005
Continuing Operating Activities
Net income	$53.2	$37.9	$59.5
Non-cash adjustments to net income	113.1	99.8	117.1
Proceeds from hedging activities	—	14.5	—
Changes in working capital	26.9	13.2	(9.4)
Other	8.8	(0.3)	(20.5)
	202.0	165.1	146.7
Continuing Investing Activities
Property, plant and equipment additions	(117.1)	(101.0)	(80.9)
Colstrip Unit 4 acquisition	(141.3)	—	—
Sale of assets	1.9	24.2	7.5
Proceeds from hedging activities	—	5.3	—
Net proceeds from purchases / sales of investments	—	—	4.7
	(256.5)	(71.5)	(68.7)
Financing Activities
Net borrowing (repayment) of debt	46.5	(37.5)	(94.3)
Dividends on common stock	(47.3)	(44.1)	(35.6)
Deferred gas storage	—	(11.7)	2.4
Proceeds from exercise of warrants	68.8	2.9	—
Other	(2.6)	(11.6)	(7.8)
	65.4	(102.0)	(135.3)
Discontinued Operations	—	7.6	42.9
Net Increase (Decrease) in Cash and Cash Equivalents	$10.9	$(0.8)	$(14.4)
Cash and Cash Equivalents, beginning of period	$1.9	$2.7	$17.1
Cash and Cash Equivalents, end of period	$12.8	$1.9	$2.7

Cash Flows Provided By Continuing Operating Activities

As of December 31, 2007, cash and cash equivalents were $12.8 million, compared with $1.9 million at December 31, 2006, and $2.7 million at December 31, 2005. Cash provided by continuing operating activities totaled $202.0 million during 2007, compared with $165.1 million during 2006. The increase in operating cash flows was primarily due to an overcollection in our electric tracker, which is discussed above in the “Factors Impacting our Liquidity" section, decreased purchases of storage gas, and higher net income. These increases were partially offset by the timing of the semi-annual Colstrip Unit 4 lease payment as discussed below, and proceeds received from hedging activities during 2006.

Cash provided by continuing operating activities totaled $165.1 million during 2006, compared with $146.7 million during 2005. This improvement in operating cash flows was primarily due to the timing of our semi-annual Colstrip Unit 4 lease payment of $16.1 million, which is typically paid by December 31st each year, but was not paid until January 2, 2007. Other positive operating cash flow impacts were the reduced under collection of supply costs discussed above, proceeds received from hedging activities in 2006, and decreases in pension funding in 2006 versus 2005, offset by decreased net income and increases in natural gas held in storage.

Cash Flows Used In Investing Activities

Cash used in investing activities of continuing operations totaled $256.5 million in 2007, compared with $71.5 million during 2006, and $68.7 million during 2005. During 2007 we used $141.3 million to complete the purchase of an interest in a portion of the Colstrip Unit 4 generating facility, and $117.1 million for property, plant and equipment additions.

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

Cash Flow Provided By (Used In) Financing Activities

Cash provided by financing activities of continuing operations totaled $65.4 million during 2007, as compared with cash used of $102.0 million in 2006, and $135.3 million during 2005. During December 2007, our newly formed subsidiary, Colstrip Lease Holdings LLC, closed on a $100 million loan to finance the purchase of an interest in Colstrip Unit 4. In addition, we received proceeds during 2007 of $68.8 million from the exercise of warrants. We also made debt repayments of $53.5 million and paid dividends on common stock of $47.3 million.

In 2006, we made debt repayments of $37.5 million, paid dividends on common stock of $44.1 million, and paid $11.7 million for deferred storage transactions. Cash used to repurchase shares during 2006 was approximately $4.3 million. In addition, in association with our debt refinancings during 2006, we incurred financing costs of $7.2 million.

In 2005 we made debt repayments of $94.3 million, and paid dividends on common stock of $35.6 million. Cash used to repurchase shares during 2005 was approximately $5.6 million.

Discontinued Operations Cash Flows

The decrease in restricted cash held by discontinued operations during 2006 and 2005 was primarily due to Netexit's $7.7 million and $42.2 million distribution to us, respectively, along with payment of other allowed claims pursuant to its liquidating plan of reorganization in 2005.

Financing Transactions

In the fourth quarter of 2007 we formed a new subsidiary, Colstrip Lease Holdings LLC (CLH) to hold a portion of our acquired interest in Colstrip Unit 4. CLH closed on a $100 million loan on December 28, 2007, which is secured by its interest in Colstrip Unit 4 and is nonrecourse to NorthWestern Corporation. The loan bears interest at a floating rate of 5.96% as of December 31, 2007, which is 1.25% over LIBOR. In association with the Colstrip Unit 4 transaction we also consolidated $44.9 million in existing debt. This debt amortizes through December 31, 2010 and is at a fixed interest rate of 13.25%.

Credit Ratings

Fitch Investors Service (Fitch), Moody's Investors Service (Moody's) and Standard and Poor's Rating Group (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies' assessment of our ability to pay interest and principal when due on our debt. As of February 22, 2008, our ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Corporate Rating	Outlook
Fitch	BBB	BBB-	BBB-	Stable
Moody's	Baa3	Ba2	N/A	Stable
S&P	BBB	BB-	BB+	Positive

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are economically favorable to us and impacts our trade credit availability. Our credit ratings have remained consistent during the fourth quarter.

NEW ACCOUNTING STANDARDS

See Note 3 of “Notes to Consolidated Financial Statements," included in Item 8 herein for a discussion of new accounting standards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

We utilize various risk management instruments to reduce our exposure to market interest rate changes. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. All of our debt has fixed interest rates, with the exception of our revolver and the CLH $100 million loan. The revolving credit facility bears interest at a variable rate (approximately 4.73% as of December 31, 2007) tied to the London Interbank Offered Rate (LIBOR) plus a credit spread. The CLH loan currently bears interest at approximately 5.96%, which is 1.25% over LIBOR. Based upon amounts outstanding as of December 31, 2007, a 1% increase in the LIBOR would increase our annual interest expense by approximately $1.1 million.

Commodity Price Risk

Commodity price risk is one of our most significant risks due to our lack of ownership of natural gas reserves or regulated electric generation assets within the Montana market. Several factors influence price levels and volatilities. These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, fuel availability, market liquidity, and the nature and extent of current and potential federal and state regulations.

As part of our overall strategy for fulfilling our electric supply requirements, we employ the use of market purchases, including forward purchase and sales contracts. These types of contracts are included in our electric supply portfolio and are used to manage price volatility risk by taking advantage of seasonal fluctuations in market prices. While we may incur gains or losses on individual contracts, the overall portfolio approach is intended to provide price stability for consumers; therefore, these commodity costs are included in our cost tracking mechanisms.

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

Counterparty Credit Risk

We have considered a number of risks and costs associated with the future contractual commitments included in our energy portfolio. These risks include credit risks associated with the financial condition of counterparties, product location (basis) differentials and other risks. Declines in the creditworthiness of our counterparties could have a material adverse impact on our overall exposure to credit risk. We maintain credit policies with regard to our counterparties that, in management's view, reduce our overall credit risk. There can be no assurance, however, that the management tools we employ will eliminate the risk of loss.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial information, including the reports of independent accountants, the quarterly financial information, and the financial statement schedules, required by this Item 8 is set forth on pages F-1 to F-39 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and accumulated and reported to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our principal executive officer and principal financial officer have concluded that, as of December 31, 2007, our disclosure controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Controls over Financial Reporting

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

ITEM 9B.	OTHER INFORMATION

Not applicable.

Part  III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and corporate governance will be set forth in NorthWestern Corporation's Proxy Statement for its 2008 Annual Meeting of Shareholders, which is incorporated by reference. Information with respect to our Executive Officers is included in Item 1 to this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item will be set forth in NorthWestern Corporation's Proxy Statement for its 2008 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this item will be set forth in NorthWestern Corporation's Proxy Statement for its 2008 Annual Meeting of Shareholders, which is incorporated by reference. Information with respect to issuance under equity compensation plans is included in Part II, Item 5 to this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning relationships and related transactions of the directors and officers of NorthWestern Corporation and director independence will be set forth in NorthWestern Corporation's Proxy Statement for its 2008 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning fees paid to the principal accountant for each of the last two years is contained in NorthWestern Corporation's Proxy Statement for its 2008 Annual Meeting of Shareholders, which is incorporated by reference.

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
2.1(a)

Second Amended and Restated Plan of Reorganization of NorthWestern Corporation (incorporated by reference to Exhibit 2.1 of NorthWestern Corporation's Current Report on Form 8-K, dated October 20, 2004, Commission File No. 1-10499).

2.1(b)

Order Confirming the Second Amended and Restated Plan of Reorganization of NorthWestern Corporation (incorporated by reference to Exhibit 2.2 of NorthWestern Corporation's Current Report on Form 8-K, dated October 20, 2004, Commission File No. 1-10499).

3.1

Amended and Restated Certificate of Incorporation of NorthWestern Corporation, dated November 1, 2004 (incorporated by reference to Exhibit 3.1 of NorthWestern Corporation's Current Report on Form 8-K, dated October 20, 2004, Commission File No. 1-10499).

3.2(a)

Amended and Restated By-Laws of NorthWestern Corporation, dated November 1, 2004 (incorporated by reference to Exhibit 3.2 of NorthWestern Corporation's Current Report on Form 8-K, dated October 20, 2004, Commission File No. 1-10499).

3.2(b)

Amended and Restated By-Laws of NorthWestern Corporation, dated May 3, 2006 (incorporated by reference to Exhibit 3.1 of NorthWestern Corporation's Current Report on Form 8-K, dated March 17, 2006, Commission File No. 1-10499).

3.2(c)

Amended and Restated By-Laws of NorthWestern Corporation, dated May 3, 2006 (incorporated by reference to Exhibit 3.1 of NorthWestern Corporation's Current Report on Form 8-K, dated May 3, 2006, Commission File No. 1-10499).

3.2(d)

Amended and Restated By-Laws of NorthWestern Corporation, dated May 3, 2006 (incorporated by reference to Exhibit 3.1 of NorthWestern Corporation's Current Report on Form 8-K, dated June 27, 2006, Commission File No. 1-10499).

4.1(a)

General Mortgage Indenture and Deed of Trust, dated as of August 1, 1993, from NorthWestern Corporation to The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(a) of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 1993, Commission File No. 1-10499).

4.1(b)

Supplemental Indenture, dated as of August 15, 1993, from NorthWestern Corporation to The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(b) of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 1993, Commission File No. 1-10499).

4.1(c)

Supplemental Indenture, dated as of August 1, 1995, from NorthWestern Corporation to The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(b) of NorthWestern Corporation's Current Report on Form 8-K, dated August 30, 1995, Commission File No. 1-10499).

4.1(e)

Supplemental Indenture, dated as of November 1, 2004, by and between NorthWestern Corporation (formerly known as Northwestern Public Service Company) and JPMorgan Chase Bank (successor by merger to The Chase Manhattan Bank (National Association)), as Trustee under the General Mortgage Indenture and Deed of Trust dated as of August 1, 1993 (incorporated by reference to Exhibit 4.5 of NorthWestern Corporation's Current Report on Form 8-K, dated November 1, 2004, Commission File No. 1-10499).

4.2(a)

Indenture, dated as of November 1, 2004, between NorthWestern Corporation and U.S. Bank National Association, as trustee agent (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated November 1, 2004, Commission File No. 1-10499).

4.2(b)

Supplemental Indenture No. 1, dated as of November 1, 2004, by and between NorthWestern Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation's Current Report on Form 8-K, dated November 1, 2004, Commission File No. 1-10499).

4.2(c)

Registration Rights Agreement, dated as of November 1, 2004, between NorthWestern Corporation, as issuer, and Credit Suisse First Boston LLC and Lehman Brothers Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.3 of NorthWestern Corporation's Current Report on Form 8-K, dated November 1, 2004, Commission File No. 1-10499).

4.3(a)

Sale Agreement, dated as of June 1, 1993, between NorthWestern Corporation and Mercer County, North Dakota, related to the issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993 (incorporated by reference to Exhibit 4(b)(1) of NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 1-10499).

4.3(b)

Loan Agreement, dated as of June 1, 1993, between NorthWestern Corporation and Grant County, South Dakota, related to the issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993A (incorporated by reference to Exhibit 4(b)(2) of NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 1-10499).

4.3(c)

Loan Agreement, dated as of June 1, 1993, between NorthWestern Corporation and Grant County, South Dakota, related to the issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993B (incorporated by reference to Exhibit 4(b)(3) of NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 1-10499).

4.3(d)

Loan Agreement, dated as of June 1, 1993, between NorthWestern Corporation and the City of Salix, Iowa, related to the issuance of Pollution Control Refunding Revenue Bonds (Northwestern Public Service Company Project) Series 1993 (incorporated by reference to Exhibit 4(b)(4) of NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ending June 30, 1993, Commission File No. 1-10499).

4.3(e)

Loan Agreement, dated as of April 1, 2006, between NorthWestern Corporation and the City of Forsyth, Montana, related to the issuance of City of Forsyth Pollution Control Revenue Bonds Series 2006 (incorporated by reference to Exhibit 4.3(e) of the Company's Report on Form 10-K for the year ended December 31, 2006, Commission File No. 1-10499).

4.4(a)

First Mortgage and Deed of Trust, dated as of October 1, 1945, by The Montana Power Company in favor of Guaranty Trust Company of New York and Arthur E. Burke, as trustees (incorporated by reference to Exhibit 7(e) of The Montana Power Company's Registration Statement, Commission File No. 002-05927).

4.4(b)

Thirteenth Supplemental Indenture to the Mortgage and Deed of Trust, dated as of December 1, 1991 (incorporated by reference to Exhibit 4(a)—14 of The Montana Power Company's Registration Statement on Form S-3, dated December 16, 1992, Commission File No. 033-55816).

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

4.4(i)

Twentieth Supplemental Indenture to the Mortgage and Deed of Trust, dated as of November 1, 2001 (incorporated by reference to Exhibit 4(u) of NorthWestern Energy, LLC's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 001-31276).

4.4(j)

Twenty-first Supplemental Indenture to the Mortgage and Deed of Trust, dated as of February 13, 2002 (incorporated by reference to Exhibit 4(v) of NorthWestern Energy, LLC's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 001-31276).

4.4(k)

Twenty-second Supplemental Indenture to the Mortgage and Deed of Trust, dated as of November 15, 2002 (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 10, 2003, Commission File No. 1-10499).

4.4(l)

Twenty-third Supplemental Indenture to the Mortgage and Deed of Trust, dated as of February 1, 2002 (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation's Current Report on Form 8-K, dated February 10, 2003, Commission File No. 1-10499).

4.4(m)

Twenty-Fourth Supplemental Indenture, dated as of November 1, 2004, between NorthWestern Corporation and The Bank of New York and MaryBeth Lewicki, (incorporated by reference to Exhibit 4.4 of NorthWestern Corporation's Current Report on Form 8-K, dated November 1, 2004, Commission File No. 1-10499).

4.4(n)

Twenty-Fifth Supplemental Indenture, dated as of April 1, 2006, between NorthWestern Corporation and The Bank of New York and Ming Ryan, as trustees (incorporated by reference to Exhibit 4.4(n) of the Company's Report on Form 10-K for the year ended December 31, 2006, Commission File No. 1-10499).

4.4(o)

Twenty-Sixth Supplemental Indenture, dated as of September 1, 2006, between NorthWestern Corporation and The Bank of New York and Ming Ryan, as trustees (incorporated by reference to Exhibit 4.4 of NorthWestern Corporation's Current Report on Form 8-K, dated September 13, 2006, Commission File No. 1-10499).

4.6(a)

Natural Gas Funding Trust Indenture, dated as of December 22, 1998, between MPC Natural Gas Funding Trust, as Issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.7(a) of the Company's Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-10499).

4.6(b)

Natural Gas Funding Trust Agreement, dated as of December 11, 1998, among The Montana Power Company, Wilmington Trust Company, as trustee, and the Beneficiary Trustees party thereto (incorporated by reference to Exhibit 4.7(b) of the Company's Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-10499).

4.6(c)

Transition Property Purchase and Sale Agreement, dated as of December 22, 1998, between MPC Natural Gas Funding Trust and The Montana Power Company (incorporated by reference to Exhibit 4.7(c) of the Company's Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-10499).

4.6(d)

Transition Property Servicing Agreement, dated as of December 22, 1998, between MPC Natural Gas Funding Trust and The Montana Power Company (incorporated by reference to Exhibit 4.7(d) of the Company's Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-10499).

4.6(e)

Assumption Agreement regarding the Transition Property Purchase Agreement and the Transition Property Servicing Agreement, dated as of February 13, 2002, by The Montana Power, LLC to MPC Natural Gas Funding Trust (incorporated by reference to Exhibit 4.7(e) of the Company's Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-10499).

4.6(f)

Assignment and Assumption Agreement (Natural Gas Transition Documents), dated as of November 15, 2002, by and between NorthWestern Energy, LLC, as assignor, and NorthWestern Corporation, as assignee (incorporated by reference to Exhibit 4.7(f) of the Company's Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-10499).

10.1(b) †

NorthWestern Corporation 2004 Special Recognition Grant Restricted Stock Plan (incorporated by reference to Exhibit 3.1 of NorthWestern Corporation's registration statement on Form S-8, dated January 31, 2005, Commission File No. 333-122428).

10.1(c) †

NorthWestern Corporation 2005 Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1(c) to NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-10499).

10.1(d) †

NorthWestern Corporation Incentive Compensation and Severance Plan, effective through November 1, 2004 (incorporated by reference to Exhibit 10.1(d) to NorthWestern Corporation's Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-10499).

10.1(e) †

NorthWestern Corporation 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 2.1 of NorthWestern Corporation's registration statement on Form S-8, dated May 4, 2005, Commission File No. 333-124624).

10.1(f) †

NorthWestern Corporation 2006 Officer Severance Plan (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated March 31, 2006, Commission File No. 1-10499).

10.1(g) †

NorthWestern Corporation 2006 Employee Severance Plan (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated March 31, 2006, Commission File No. 1-10499).

10.2(a)

Credit Agreement among NorthWestern Corporation, as borrower, the several lenders from time to time parties thereto, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as joint lead arrangers, Deutsche Bank Securities Inc., as syndication agent, Union Bank of California, N.A. and KeyBank National Association, s co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated November 1, 2004, Commission File No. 1-10499).

10.2(b)

Credit Agreement, dated as of June 30, 2005, among NorthWestern Corporation, as borrower, the several lenders from time to time parties thereto, Deutsche Bank Securities Inc. and Lehman Brothers Inc., as joint lead arrangers, Lehman Commercial Paper Inc., as syndication agent, Union Bank of California, N.A. and KeyBank National Association, as co-documentation agents, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated June 28, 2005, Commission file No. 1-10499).

10.2(c)

Purchase Agreement, dated September 6, 2006, among NorthWestern Corporation and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as representatives of several initial purchasers (incorporated by reference to Exhibit 10.1 of NorthWestern Corporation's Current Report on Form 8-K, dated September 13, 2006, Commission File No. 1-10499).

10.2(d)

Registration Rights Agreement, dated September 13, 2006 among NorthWestern Corporation and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as representatives of several initial purchasers (incorporated by reference to Exhibit 10.1 of NorthWestern Corporation's Current Report on Form 8-K, dated September 13, 2006, Commission File No. 1-10499).

10.2 (e)

Purchase Agreement, dated January 18, 2007, between NorthWestern Corporation and Mellon Leasing Corporation (incorporated by reference to Exhibit 10.1 of NorthWestern Corporation's Current Report on Form 8-K, dated March 13, 2007, Commission File No.1-10499).

10.2 (f)

Purchase Agreement, dated October 30, 2007, between NorthWestern Corporation and SGE (New York) Associates (incorporated by reference to Exhibit 10.1 of NorthWestern Corporation's Current Report on Form 8-K, dated October 30, 2007, Commission File No.1-10499).

10.2 (g)*	Credit Agreement, dated December 28, 2007, among Colstrip Lease Holdings, LLC, as borrower, and West LB AG, New York Branch, as lender.
12.1*	Statement Regarding Computation of Earnings to Fixed Charges.
21*	Subsidiaries of NorthWestern Corporation.
23.1*	Consent of Independent Registered Public Accounting Firm
24*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Michael J. Hanson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Brian B. Bird pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

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

NORTHWESTERN CORPORATION

Dated:February 26, 2008	By:	/s/ MICHAEL J. HANSON
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

Signature	Title	Date

Chairman of the Board
E. Linn Draper, Jr.

/s/ MICHAEL J. HANSON	President, Chief Executive Officer and Director	February 26, 2008
Michael J. Hanson	(Principal Executive Officer)

/s/ BRIAN B. BIRD	Vice President and Chief Financial Officer	February 26, 2008
Brian B. Bird	(Principal Financial Officer)

/s/ KENDALL G. KLIEWER	Vice President and Controller	February 26, 2008
Kendall G. Kliewer	(Principal Accounting Officer)

/s/ STEPHEN P. ADIK	Director	February 26, 2008
Stephen P. Adik

/s/ JULIA L. JOHNSON	Director	February 26, 2008
Julia L. Johnson

Director
Jon S. Fossel

/s/ PHILIP L. MASLOWE	Director	February 26, 2008
Philip L. Maslowe

/s/ D. LOUIS PEOPLES	Director	February 26, 2008
D. Louis Peoples

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of NorthWestern Corporation:

We have audited the accompanying consolidated balance sheets of NorthWestern Corporation (a Delaware Corporation) and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company adopted a new accounting standard.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 26, 2008

F – 2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of NorthWestern Corporation:

We have audited the internal control over financial reporting of NorthWestern Corporation and subsidiaries (the "Company") as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Controls over Financial Reporting".  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement scheduleas of and for the year ended December 31, 2007, of the Company, and our report dated February 26, 2008, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 26, 2008

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
OPERATING REVENUES	$1,200,060	$1,132,653	$1,165,750
COST OF SALES	668,405	613,582	641,755
GROSS MARGIN	531,655	519,071	523,995
OPERATING EXPENSES
Operating, general and administrative	221,566	240,215	225,514
Property and other taxes	87,581	74,187	72,087
Depreciation	82,415	75,305	74,413
Ammondson verdict	—	19,000	—
Reorganization items	—	—	7,529
TOTAL OPERATING EXPENSES	391,562	408,707	379,543
OPERATING INCOME	140,093	110,364	144,452
Interest Expense	(56,942)	(56,016)	(61,295)
Loss on Debt Extinguishment	—	—	(548)
Other Income	2,428	9,065	17,448
Income From Continuing Operations Before Income Taxes	85,579	63,413	100,057
Income Tax Expense	(32,388)	(25,931)	(38,510)
Income From Continuing Operations	53,191	37,482	61,547
Discontinued Operations, Net of Taxes	—	418	(2,080)
Net Income	$53,191	$37,900	$59,467
Average Common Shares Outstanding	36,623	35,554	35,630
Basic Income per Average Common Share
Continuing operations	$1.45	$1.06	$1.73
Discontinued operations	—	0.01	(0.06)
Basic	$1.45	$1.07	$1.67
Diluted Income per Average Common Share
Continuing operations	$1.44	$1.00	$1.71
Discontinued operations	—	0.01	(0.06)
Diluted	$1.44	$1.01	$1.65
Dividends Declared per Average Common Share	$1.28	$1.24	$1.00

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES:
Net Income	$53,191	$37,900	$59,467
Items not affecting cash:
Depreciation	82,415	75,305	74,413
Amortization of debt issue costs, discount and deferred hedge gain	1,617	2,239	2,384
Amortization of restricted stock	7,116	3,473	4,716
Equity portion of allowance for funds used during construction	(508)	(624)	—
Loss on debt extinguishment	—	—	548
(Income) Loss on discontinued operations, net of taxes	—	(418)	2,080
Gain on qualifying facility contract amendment	—	—	(4,888)
Gain on rate case settlement	(12,636)	—	—
Loss on reorganization items	—	—	2,039
(Gain) Loss on sale of assets	85	(2,630)	(4,946)
Gain on derivative instruments	—	(4,304)	—
Deferred income taxes	34,994	26,711	40,746
Proceeds from hedging activities	—	14,547	—
Changes in current assets and liabilities:
Restricted cash	1,354	(598)	(3,855)
Accounts receivable	6,311	10,196	(18,639)
Inventories	(3,096)	(19,618)	(3,776)
Prepaid energy supply costs	(772)	(640)	28,524
Other current assets	1,693	(2,343)	4,204
Accounts payable	12,123	(20,485)	12,364
Accrued expenses	(13,918)	32,577	6,606
Regulatory assets	1,221	11,847	(25,488)
Regulatory liabilities	21,929	2,223	(9,339)
Other noncurrent assets	23,662	16,800	8,852
Other noncurrent liabilities	(14,817)	(17,080)	(29,357)
Cash provided by continuing operating activities	201,964	165,078	146,655
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(117,084)	(101,046)	(80,877)
Colstrip Unit 4 acquisition	(141,257)	—	—
Proceeds from sale of assets	1,842	24,169	7,505
Proceeds from hedging activities	—	5,355	—
Proceeds from sale of investments	—	—	123,478
Purchases of investments	—	—	(118,800)
Cash used in continuing investing activities	(256,499)	(71,522)	(68,694)
FINANCING ACTIVITIES:
Deferred gas storage	—	(11,718)	2,475
Proceeds from exercise of warrants	68,834	2,896	131
Dividends on common stock	(47,286)	(44,091)	(35,634)
Issuance of long term debt	100,000	320,205	—
Repayment of long-term debt	(15,540)	(326,754)	(175,284)
Line of credit (repayments) borrowings, net	(38,000)	(31,000)	81,000
Equity registration fees	—	—	(140)
Treasury stock activity	(896)	(4,312)	(5,573)
Financing costs	(1,734)	(7,238)	(2,257)
Cash provided by (used in) continuing financing activities	65,378	(102,012)	(135,282)
DISCONTINUED OPERATIONS:
Operating cash flows of discontinued operations, net	—	(3,432)	(17,496)
Investing cash flows of discontinued operations, net	—	2,872	402
Financing cash flows of discontinued operations, net	—	—	—
Decrease in restricted cash held by discontinued operations	—	8,255	60,048
Increase (Decrease) in Cash and Cash Equivalents	10,843	(761)	(14,367)
Cash and Cash Equivalents, beginning of period	1,930	2,691	17,058
Cash and Cash Equivalents, end of period	$12,773	$1,930	$2,691

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$12,773	$1,930
Restricted cash	14,482	15,836
Accounts receivable, net	143,482	149,793
Inventories	63,586	60,543
Regulatory assets	27,049	31,125
Prepaid energy supply	3,166	2,394
Deferred income taxes	2,987	19
Other	10,829	6,834
Total current assets	278,354	268,474
Property, Plant, and Equipment, Net	1,770,880	1,491,855
Goodwill	355,128	435,076
Regulatory assets	123,041	159,715
Other noncurrent assets	19,977	40,817
Total assets	$2,547,380	$2,395,937
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$2,389	$2,079
Current maturities of long-term debt	18,617	5,614
Accounts payable	91,588	78,739
Accrued expenses	168,610	180,278
Regulatory liabilities	40,635	12,226
Total current liabilities	321,839	278,936
Long-term capital leases	38,002	40,383
Long-term debt	787,360	699,041
Deferred income taxes	74,046	113,355
Noncurrent regulatory liabilities	194,959	182,103
Other noncurrent liabilities	308,150	339,348
Total liabilities	1,724,356	1,653,166
Commitments and Contingencies (Note 21)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 39,333,958 and 38,970,551, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	393	360
Treasury stock at cost	(10,781)	(9,885)
Paid-in capital	803,061	727,327
Retained earnings	16,603	10,698
Accumulated other comprehensive income	13,748	14,271
Total shareholders' equity	823,024	742,771
Total liabilities and shareholders' equity	$2,547,380	$2,395,937

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Number of Common Shares	Number of Treasury Shares	Common Stock	Paid in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2004	35,614	—	$355	$715,901	$—	$(6,944)	$23	$709,335
Net income	—	—	$—	$—	$—	$59,467	$—	$59,467
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—	56	56
Unrealized gain on derivative instruments, net of taxes of $3,045	—	—	—	—	—	—	4,885	4,885
Total comprehensive income								64,408
Treasury stock activity	—	192	—	—	(5,573)	—	—	(5,573)
Issuance of restricted stock	98	—	3	3,255	—	—	—	3,258
Amortization of unearned restricted stock compensation	77	—	—	1.710	—	—	—	1,710
Warrants exercise	5	—	—	131	—	—	—	131
Equity registration fees	—	—	—	(140)	—	—	—	(140)
Dividends on common stock	—	—	—	—	—	(35,634)	—	(35,634)
Balance at December 31, 2005	35,794	192	$358	$720,857	$(5,573)	$16,889	$4,964	$737,495

Net income	—	—	—	—	—	37,900	—	37,900
Other comprehensive income, net of tax:
Reclassification of net gains on derivative instruments from OCI to net income,	—	—	—	—	—	—	(3,443)	(3,443)
Unrealized gain on derivative instruments	—	—	—	—	—	—	12,588	12,588
Total comprehensive income								47,045
Adjustment to initially apply SFAS No. 158, net of taxes of $101	—	—	—	—	—	—	162	162
Treasury stock activity	—	138	—	—	(4,312)	—	—	(4,312)
Issuance of restricted stock	40	—	—	1,350	—	—	—	1,350
Amortization of unearned restricted stock compensation	18	—	—	2,225	—	—	—	2,225
Warrants exercise	116	—	2	2,895	—	—	—	2,897
Dividends on common stock	—	—	—	—	—	(44,091)	—	(44,091)
Balance at December 31, 2006	35,968	330	$360	$727,327	$(9,885)	$10,698	$14,271	$742,771

Net income	—	—	—	—	—	53,191		53,191
Other comprehensive income, net of tax:
Foreign currency translation adjustment,	—	—	—	—	—	—	318	318
Reclassification of net gains on derivative instruments from OCI to net income	—	—	—	—	—	—	(1,188)	(1,188)
SFAS No. 158 adjustment, net of taxes of $133	—	—	—	—	—	—	347	347
Total comprehensive income								52,668
Treasury stock activity	—	33	—	—	(896)	—	—	(896)
Amortization of unearned restricted stock compensation	104	—	1	6,932	—	—	—	6,933
Warrants exercise	3,262	—	32	68,802	—	—	—	68,834
Dividends on common stock	—	—	—	—	—	(47,286)	—	(47,286)
Balance at December 31, 2007	39,334	363	$393	$803,061	$(10,781)	$16,603	$13,748	$823,024

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Operations and Basis of Consolidation

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and natural gas to approximately 650,000 customers in Montana, South Dakota and Nebraska. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 and have distributed electricity and natural gas in Montana since 2002.

The consolidated financial statements for the periods included herein have been prepared by NorthWestern Corporation (NorthWestern, we or us), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated financial statements include our accounts together with those of our wholly and majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated from the consolidated financial statements.

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

We incurred and expensed transaction related costs of approximately $1.5 million, and $13.9 million during the years ended December 31, 2007, and December 31, 2006, respectively.

(3)	Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for such items as long-lived asset values and impairment charges, long-lived asset useful lives, tax provisions, asset retirement obligations, uncollectible accounts, our QF obligation, environmental costs, unbilled revenues and actuarially determined benefit costs. We revise the recorded estimates when we get better information or when we can determine actual amounts. Those revisions can affect operating results.

Fresh-Start Reporting

In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, or SOP 90-7, certain companies qualify for fresh start reporting in connection with their emergence from bankruptcy. Fresh-start reporting is required if (1) the reorganization value of the emerging entity's assets immediately before the date of confirmation is less than the total of all postpetition liabilities and allowed claims, and (2) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity. Upon applying fresh-start reporting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values, which impacts the comparability of financial statements. We met these requirements and adopted fresh-start reporting upon the our emergence from bankruptcy on November 1, 2004.

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

Accounts Receivable, Net

Accounts receivable are net of allowances for uncollectible accounts of $3.2 million and $3.2 million at December 31, 2007 and December 31, 2006, respectively. Receivables include unbilled revenues of $76.0 million and $68.9 million at December 31, 2007 and December 31, 2006, respectively.

Inventories

Inventories are stated at average cost. Inventory consisted of the following (in thousands):

	December 31, 2007	December 31, 2006
Materials and supplies	$17,670	$17,599
Storage gas	45,916	42,944
	$63,586	$60,543

Regulation of Utility Operations

Our regulated operations are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulations (SFAS No. 71). Accounting under SFAS No. 71 is appropriate provided that (i) rates are established by or subject to approval by independent, third-party regulators, (ii) rates are designed to recover the specific enterprise's cost of service, and (iii) in view of demand for service, it is reasonable to assume that rates are set at levels that will recover costs and can be charged to and collected from customers.

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

Derivative Financial Instruments

We are exposed to market risk, including changes in interest rates and the impact of market fluctuations in the price of electricity and natural gas commodities as discussed further in Note 9. In order to manage these risks, we use both derivative and non-derivative contracts that may provide for settlement in cash or by delivery of a commodity, including:

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

We have applied the normal purchases and normal sales scope exception, as provided by SFAS No. 133 and interpreted by Derivatives Implementation Guidance Issue C15, to certain contracts involving the purchase and sale of gas and electricity at fixed prices in future periods. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered. For certain regulated electric and gas contracts that do not physically deliver, in accordance with EITF 03-11, Reporting Gains and Losses on Derivative Instruments that are Subject to SFAS No.  133 and not “Held for Trading Purposes" as defined in Issue no. 02-3, revenue is reported net versus gross.

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

AFUDC represents the cost of financing construction projects with borrowed funds and equity funds. While cash is not realized currently from such allowance, it is realized under the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense. The component of AFUDC attributable to borrowed funds is included as a reduction to interest expense, while the equity component is included in other income. We determine the rate used to compute AFUDC in accordance with a formula established by the FERC. This rate averaged 8.7%, 8.8%, and 8.7% for Montana for 2007, 2006, and 2005, respectively, and 8.7%, 8.9%, and 8.7% for South Dakota for 2007, 2006, and 2005, respectively. Interest capitalized totaled $0.8 million for the year ended December 31, 2007, $1.0 million for the year ended December 31, 2006, and $1.3 million for the year ended December 31, 2005, for Montana and South Dakota combined.

We may require contributions in aid of construction from customers when we extend service. Amounts used from these contributions to fund capital additions were $14.6 million for the year ended December 31, 2007 and $8.7 million for the year ended December 31, 2006.

We record provisions for depreciation at amounts substantially equivalent to calculations made on a straight-line method by applying various rates based on useful lives of the various classes of properties (ranging from three to 40 years) determined from engineering studies. As a percentage of the depreciable utility plant at the beginning of the year, our provision for depreciation of utility plant was approximately 3.5%, 3.4%, and 3.4% for 2007, 2006, and 2005, respectively.

Depreciation rates include a provision for our share of the estimated costs to decommission three coal-fired generating plants at the end of the useful life of each plant. The annual provision for such costs is included in depreciation expense, while the accumulated provisions are included in noncurrent regulatory liabilities.

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following (in thousands):

	December 31, 2007	December 31, 2006
Pension and other employee benefits	$56,521	$105,477
Future QF obligation, net	158,132	147,893
Environmental	32,728	34,148
Customer advances	45,194	33,502
Other	15,575	18,328
	$308,150	$339,348

Stock-based Compensation

Under our equity-based incentive plans, we have granted restricted stock awards to all employees and members of the Board of Directors (Board). We discuss these awards in further detail in Note 17. We account for these awards using SFAS No. 123R,Share-Based Payment (SFAS No. 123R), which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Under SFAS No. 123R, we recognize the fair value of compensation cost ratably or in tranches (depending if the award has cliff or graded vesting) over the period during which an employee is required to provide service in exchange for the award. As forfeitures of restricted stock grants occur, the associated compensation cost recognized to date is reversed.

Insurance Subsidiary

Risk Partners Assurance, Ltd is a wholly owned non-United States insurance subsidiary established in 2001 to insure a portion of our worker's compensation, general liability and automobile liability risks. New policies have not been underwritten through this subsidiary since 2004. Claims that were incurred during that time period continue to be paid and managed by Risk Partners. Reserve requirements are established based on actuarial projections of ultimate losses. Any losses estimated to be paid within one year from the balance sheet date are classified as accrued expenses, while losses expected to be payable in later periods are included in other long-term liabilities. Risk Partners has purchased reinsurance policies through a third-party reinsurance company to transfer a portion of the insurance risk. Restricted cash held by this subsidiary was $5.6 million at December 31, 2007 and $7.2 million at December 31, 2006.

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

Emission Allowances

We have sulfur dioxide (SO2) emission allowances and each allowance permits a generating unit to emit one ton of SO2 during or after a specified year. We have approximately 3,200 excess SO2 emission allowances per year for years 2017 through 2031, however these allowances have no carrying value in our financial statements and the market for these years is presently illiquid. These emission allowances are not subject to regulatory jurisdiction. When excess SO2 emission allowances are sold, we reflect the gain in other income and cash received is reflected as an investing activity.

Accounting Standards Issued

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS No.  141R will become effective for our fiscal year beginning January 1, 2009; accordingly, any business combinations we engage in after this date will be recorded and disclosed in accordance with this statement. Based on our preliminary evaluation of SFAS No. 141R, if any of our unrecognized tax benefits reverse after adoption, they will affect the income tax provision in the period of reversal rather than goodwill. See Note 13, Income Taxes, for further information.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No.  51 (SFAS No. 160). SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and eliminates diversity in practice by requiring these interests to be classified as a component of equity.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement will become effective for our fiscal year beginning January 1, 2009, and early adoption is prohibited. We do not expect SFAS No. 160 to have any effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. This option would be applied on an instrument by instrument basis. If elected, unrealized gains and losses on the affected financial instruments would be recognized in earnings at each subsequent reporting date. This Statement is effective as of the beginning of our 2008 fiscal year. We do not expect to apply this fair value option to our current financial instruments, and as such do not expect SFAS No. 159 to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. We do not expect SFAS No. 157 to have a material impact on our financial statements.

Accounting Standards Adopted

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109), and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes by prescribing a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and expanded disclosure with respect to the uncertainty in income taxes. We adopted FIN 48 as of January 1, 2007. See Note 13, Income Taxes for further discussion of the impact to our financial statements.

Supplemental Cash Flow Information

	Year Ended December 31,
	2007	2006	2005
Cash paid (received) for
Income taxes	$3,921	$252	$(308)
Interest	43,076	39,267	51,131
Reorganization professional fees and expenses	—	—	7,576
Significant non-cash transactions:
Assumption of debt related to Colstrip Unit 4 Acquisitions	53,685	—	—
Additions to property, plant and equipment and capital lease obligations	2,400	40,210	—

(4)	Colstrip Unit 4 Acquisition

During 2007, we completed the purchase of the Owner Participant interest of our 222 MW leased interest in the 740 MW coal-fired steam electric generation unit known as Colstrip Unit 4. The purchase price was approximately $141.3 million, which includes applicable closing costs, plus the assumption of $53.7 million in debt. The transaction does not result in any change in control over, or operation of, Colstrip Unit 4.

In December 2007, we formed a new subsidiary, Colstrip Lease Holdings LLC (CLH) to hold a portion of our acquired interest in Colstrip Unit 4. CLH closed on a $100 million loan on December 28, 2007, which is secured by its interest (approximately 143 MW) in Colstrip Unit 4 and is nonrecourse to NorthWestern Corporation.

(5)	Property, Plant and Equipment

The following table presents the major classifications of our property, plant and equipment (in thousands):

	Estimated Useful Life	December 31,	December 31,
		2007	2006
	(years)	(in thousands)
Land and improvements	26 - 63	$41,286	$39,805
Building and improvements	24 - 70	94,386	91,665
Storage, distribution, and transmission	13 - 87	1,908,688	1,835,984
Generation	12 - 35	430,216	200,662
Construction work in process	—	19,524	3,496
Other equipment	2 - 93	203,534	195,735
		2,697,634	2,367,347
Less accumulated depreciation		(926,754)	(875,492)
		$1,770,880	$1,491,855

As discussed in Note 4, we completed the purchase of our interest in Colstrip Unit 4 during 2007, which increased our generation property, plant and equipment by approximately $218.2 million.

Plant and equipment under capital lease were $42.3 million and $44.8 million as of December 31, 2007 and December 31, 2006, respectively, which included $37.2 million and $39.8 million as of December 31, 2007 and 2006, respectively, related to a long-term power supply contract with the owners of a natural gas fired peaking plant, which has been accounted for as a capital lease.

(6)	Variable Interest Entities

FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R, requires the consolidation of entities which are determined to be variable interest entities (VIEs) when we are the primary beneficiary of a VIE, which means we have a controlling financial interest. Certain long-term purchase power and tolling contracts may be considered variable interests under FIN 46R. We have various long-term purchase power contracts with other utilities and certain qualifying facility plants. After evaluation of these contracts, we believe one qualifying facility contract may constitute a variable interest entity under the provisions of FIN 46R. We are currently engaged in adversary proceedings with this qualifying facility and, while we have made exhaustive efforts, we have been unable to obtain the information necessary to further analyze this contract under the requirements of FIN 46R. We continue to account for this qualifying facility contract as an executory contract as we have been unable to obtain the necessary information from this qualifying facility in order to determine if it is a VIE and if so, whether we are the primary beneficiary. Based on the current contract terms with this qualifying facility, our estimated gross contractual payments aggregate approximately $519.4 million through 2025, and are included in Contractual Obligations and Other Commitments of Management's Discussion and Analysis. During the years ended December 31, 2007, 2006 and 2005 purchases from this QF were approximately $21.1 million, $23.5 million, and $25.6 million, respectively.

(7)	Asset Retirement Obligations

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

Our regulated utility operations have, however, previously recognized removal costs of transmission and distribution assets as a component of depreciation in accordance with regulatory treatment. Generally, the accrual of future non-ARO removal obligations is not required. However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities. Accordingly, the recorded amounts of estimated future removal costs are considered regulatory liabilities pursuant to SFAS No. 71. These amounts do not represent SFAS No. 143, Accounting for Asset Retirement Obligations, legal retirement obligations. As of

December 31, 2007 and December 31, 2006, we have recognized accrued removal costs of $165.4 million and $153.4 million, respectively. In addition, for our generation properties, we have accrued decommissioning costs since the generating units were first put into service in the amount of $13.8 million and $13.3 million as of December 31, 2007 and December 31, 2006, respectively.

In connection with the adoption of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), we have recorded a conditional asset retirement obligation of $3.9 million and $3.5 million, as of December 31, 2007 and December 31, 2006, respectively, which increases our property, plant and equipment and other noncurrent liabilities. This is primarily related to Department of Transportation requirements to cut, purge and cap retired natural gas pipeline segments. The initial recording of the obligation had no income statement impact due to the deferral of the adjustments through the establishment of a regulatory asset pursuant to SFAS No. 71. We measure the liability at fair value when incurred and capitalize a corresponding amount as part of the book value of the related assets. The increase in the capitalized cost is included in determining depreciation expense over the estimated useful life of these assets. Since the fair value of the ARO is determined using a present value approach, accretion of the liability due to the passage of time is recognized each period and recorded as a regulatory asset until the settlement of the liability. The change in our conditional ARO during the year ended December 31, 2007, is as follows (in thousands):

Liability at January 1, 2007	$3,801
Accretion expense	294
Liabilities incurred	61
Liabilities settled	(43)
Revisions to cash flows	340
Liability at December 31, 2007	$4,453

(8)	Goodwill

Our goodwill balance is related to our adoption of fresh-start reporting upon emergence from Chapter 11 bankruptcy on October 31, 2004. Since we are a regulated utility, our regulated property, plant and equipment is kept at values included in allowable costs recoverable through utility rates, and the excess of reorganization value over the fair value of assets and liabilities on the date of our emergence of $435.1 million was recorded as goodwill.

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

Goodwill by segment is as follows for December 31, 2007 and 2006 (in thousands):

	December 31, 2007	December 31, 2006
Regulated electric	$241,100	$295,377
Regulated natural gas	114,028	139,699
Unregulated electric	—	—
	$355,128	$435,076

Goodwill is not amortized; rather, it is evaluated for impairment at least annually. We evaluated our goodwill during the fourth quarters of 2007 and 2006 and determined that it was not impaired.

(9)	Risk Management and Hedging Activities

We are exposed to market risk, including changes in interest rates and the impact of market fluctuations in the price of electricity and natural gas commodities. We employ established policies and procedures to manage our risk associated with these market fluctuations using various commodity and financial derivative and non-derivative instruments, including forward contracts, swaps and options.

Interest Rates

During 2005, we implemented a risk management strategy of utilizing interest rate swaps to manage our interest rate exposures associated with anticipated refinancing transactions of approximately $380 million. These swaps were designated as cash-flow hedges under SFAS No. 133 with the effective portion of gains and losses, net of associated deferred income tax effects, recorded in accumulated other comprehensive income (AOCI) in our Consolidated Balance Sheets.

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

During the second and third quarters of 2006, we issued $170.2 million of Montana Pollution Control Obligations and $150 million of Montana First Mortgage Bonds. In association with these refinancing transactions, we settled $170.2 million and $150 million of forward starting interest rate swap agreements, and received aggregate settlement payments of approximately $6.3 million and $8.3 million, respectively. AOCI includes unrealized pre-tax gains related to these transactions of $12.8 million and $14.0 million at December 31, 2007 and December 31, 2006, respectively. We reclassify gains and losses on the hedges from AOCI into interest expense in our Consolidated Statements of Income during the periods in which the interest payments being hedged occur. We expect to reclassify approximately $1.2 million of pre-tax gains on these cash-flow hedges from AOCI into interest expense during the next twelve months. The cash proceeds related to these hedges are reflected in operating activities on the statement of cash flows. We have no further interest rate swaps outstanding.

(10)	Discontinued Operations

During the second quarter of 2003, we committed to a plan to sell or liquidate our interest in Netexit and Blue Dot. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classified the results of operations of Netexit and Blue Dot as discontinued operations.

Netexit and its subsidiaries filed for bankruptcy protection in 2004, and Netexit's amended and restated liquidating plan of reorganization was confirmed by the Bankruptcy Court in 2005. The liquidation of Netexit was completed during the second quarter of 2006, and total distributions to NorthWestern were $7.7 million in 2006, and $42.2 million in 2005.

Summary financial information for the discontinued Netexit operations is as follows (in thousands):

	Year Ended December 31,
	2006	2005
Revenues	$—	$—
Income (Loss) before income taxes	$418	$(1,179)
Gain (loss) on disposal	—	—
Income tax provision	—	—
Income (Loss) from discontinued operations, net of income taxes	$418	$(1,179)

During 2005, Blue Dot sold its final operating location. Summary financial information for the discontinued Blue Dot operations is as follows (in thousands):

Year Ended December 31, 2005
Revenues	$3,177
Loss before income taxes	$(901)
Gain (loss) on disposal	—
Income tax provision	—
Income (Loss) from discontinued operations, net of income taxes	$(901)

(11)	Long-Term Debt and Capital Leases

Long-term debt and capital leases consisted of the following (in thousands):

	Due	December 31, 2007	December 31, 2006
Unsecured Debt:
Unsecured Revolving Line of Credit	2009	$12,000	$50,000

Secured Debt:
Mortgage bonds—
South Dakota—7.00%	2023	55,000	55,000

Montana—6.04%	2016	150,000	150,000
Montana—8.25%	2007	—	365

South Dakota & Montana—5.875%	2014	225,000	225,000

Pollution control obligations—
South Dakota—5.85%	2023	7,550	7,550
South Dakota—5.90%	2023	13,800	13,800
Montana—4.65%	2023	170,205	170,205

Montana Natural Gas Transition Bonds— 6.20%	2012	27,746	32,994

Other Long Term Debt:
Colstrip Unit 4 debt—13.25%	2010	44,891	—
Colstrip Lease Holdings, LLC—floating rate	2009	100,000	—

Discount on Notes and Bonds	—	(215)	(259)
		805,977	704,655
Less current maturities		(18,617)	(5,614)
		$787,360	$699,041

Capital Leases:
Total Capital Leases	Various	$40,391	$42,462
Less current maturities		(2,389)	(2,079)
		$38,002	$40,383

Unsecured Revolving Line of Credit

The unsecured revolving line of credit will mature on November 1, 2009 and does not amortize. The facility bears interest at a variable rate based upon a grid, which is tied to our credit rating from Fitch, Moody's, and S&P. The ‘spread' or ‘margin' ranges from 0.625% to 1.75% over the London Interbank Offered Rate (LIBOR). The facility currently bears interest at a rate of approximately 6.2%, which is 1.125% over LIBOR. As of December 31, 2007, we had $29.3 million in letters of credit and $12 million of borrowings outstanding under the unsecured revolving line of credit. The weighted average interest rate on the outstanding revolver borrowings was 4.5% as of December 31, 2007.

Commitment fees for the unsecured revolving line of credit were $0.3 million and $0.3 million for the years ended December 31, 2007 and 2006, respectively.

The credit facility includes covenants, which require us to meet certain financial tests, including a minimum interest coverage ratio and a minimum debt to capitalization ratio. The amended and restated line of credit also contains covenants which, among other things, limit our ability to incur additional indebtedness, create liens, engage in any consolidation or merger or otherwise liquidate or dissolve, dispose of property, make restricted payments, make loans or advances, and enter into transactions with affiliates. Many of these restrictive covenants will fall away upon the line of credit being rated

“investment grade" by two of the three major credit rating agencies consisting of Fitch, Moody's and S&P. A default on the South Dakota or Montana first mortgage bonds would trigger a cross default on the credit facility; however a default on the credit facility would not trigger a default on any other obligations.

Secured Debt

First Mortgage Bonds and Pollution Control Obligations

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

Other Long-Term Debt

As discussed in Note 4, in association with the Colstrip Unit 4 transaction our subsidiary, CLH, closed on a $100 million loan on December 28, 2007, which is secured by its interest in Colstrip Unit 4 and is nonrecourse to NorthWestern Corporation. The loan bears interest at a floating rate of 5.96% as of December 31, 2007, which is 1.25% over LIBOR. In addition, we also consolidated $53.7 million in existing debt. This debt amortizes through December 31, 2010 and is at a fixed interest rate of 13.25%. Covenants associated with this loan are consistent with the covenants on our revolving credit facility, with additional requirements related to the funded status of our pension plans and environmental costs. There are no cross default provisions associated with this loan.

As of December 31, 2007, we are in compliance with all of our debt covenants.

Maturities of Long-Term Debt

The aggregate minimum principal maturities of long-term debt and capital leases, during the next five years are $21.0 million in 2008, $133.3 million in 2009, $24.8 million in 2010, $7.8 million in 2011 and $5.2 million in 2012.

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

The fair-value estimates presented herein are based on pertinent information available to us as of December 31, 2007 and 2006.

The estimated fair value of financial instruments is summarized as follows (in thousands):

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$12,773	$12,773	$1,930	$1,930
Restricted cash	14,482	14,482	15,836	15,836
Liabilities:
Long-term debt and capital leases (including current portion)	846,368	849,770	747,117	750,296

(13)	Income Taxes

Income tax expense applicable to continuing operations is comprised of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Federal
Current	$1,449	$11	$4
Deferred	28,586	24,062	36,156
Investment tax credits	(531)	(536)	(537)
State	2,884	2,394	2,887
	$32,388	$25,931	$38,510

The following table reconciles our effective income tax rate to the federal statutory rate:

	Year Ended December 31,
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State income, net of federal provisions	3.4	3.8	3.4
Amortization of investment tax credit	(0.7)	(0.7)	(0.5)
Depreciation of flow through items	(0.7)	—	(0.9)
Nondeductible professional fees	1.5	1.7	2.0
Prior year permanent return to accrual adjustments	(1.1)	(0.5)	(1.8)
Other, net	0.4	1.6	1.3
	37.8%	40.9%	38.5%

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

The components of the net deferred income tax liability recognized in our Consolidated Balance Sheets are related to the following temporary differences (in thousands):

	December 31, 2007	December 31, 2006
Excess tax depreciation	$(104,113)	$(97,613)
Regulatory assets	(12,179)	(20,392)
Regulatory liabilities	(2,288)	1,264
Unbilled revenue	3,819	2,960
Unamortized investment tax credit	1,883	2,169
Compensation accruals	5,034	3,275
Reserves and accruals	23,577	24,203
Goodwill amortization	(50,914)	(42,155)
Net operating loss carryforward (NOL)	65,394	15,573
AMT credit carryforward	5,483	3,186
Capital loss carryforward	6,376	6,376
Valuation allowance	(12,758)	(12,758)
Other, net	(373)	576
	$(71,059)	$(113,336)

A valuation allowance is recorded when a company believes that it will not generate sufficient taxable income of the appropriate character to realize the value of their deferred tax assets. We have a valuation allowance of $12.8 million as of December 31, 2007 against capital loss carryforwards and certain state NOL carryforwards as we do not believe these assets will be realized.

At December 31, 2007 we estimate our total federal NOL carryforward to be approximately $346.0 million. If unused, $172.4 million will expire in the year 2023, and $173.6 million will expire in the year 2025. We estimate our state NOL carryforward as of December 31, 2007 is approximately $491.9 million. If unused, $320.0 million will expire in 2010, $33.8 million will expire in 2011, and $138.1 million will expire in 2012. Management believes it is more likely than not that sufficient taxable income will be generated to utilize these NOL carryforwards except as noted above.

We have elected under Internal Revenue Code 46(f)(2) to defer investment tax credit benefits and amortize them against expense and customer billing rates over the book life of the underlying plant.

FIN 48

We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 provides that a tax position that meets the more-likely-than-not threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. As a result of the implementation of FIN 48, we increased our deferred tax assets by $77.5 million and decreased other noncurrent liabilities by $2.4 million, with a corresponding decrease to goodwill. The decrease to goodwill is consistent with the guidance in SFAS No. 109 and the requirements of fresh-start reporting, as our uncertain tax positions relate to periods prior to our emergence from bankruptcy. The change in unrecognized tax benefits since adoption of FIN 48 is as follows:

Unrecognized Tax Benefits at January 1, 2007	$100,264
Gross increases - tax positions in prior period	13,228
Gross decreases - tax positions in prior period	(2,368)
Unrecognized Tax Benefits at December 31, 2007	$111,124

If any of our unrecognized tax benefits were recognized, they would have no impact on our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the year ended December 31, 2007, we have not recognized expense for interest or penalties, and do not have any amounts accrued at

December 31, 2007 and 2006, respectively, for the payment of interest and penalties.

Our federal tax returns from 2000 forward remain subject to examination by the Internal Revenue Service.

(14)	Jointly Owned Plants

We have an ownership interest in four electric generating plants, all of which are coal fired and operated by other companies. We have an undivided interest in these facilities and are responsible for our proportionate share of the capital and operating costs while being entitled to our proportionate share of the power generated. Our interest in each plant is reflected in the Consolidated Balance Sheets on a pro rata basis and our share of operating expenses is reflected in the Consolidated Statements of Income. The participants each finance their own investment.

Information relating to our ownership interest in these facilities is as follows (in thousands):

	Big Stone (S.D.)	Neal #4 (Iowa)	Coyote (N.D.)	Colstrip Unit 4 (MT)

December 31, 2007
Ownership percentages	23.4%	8.7%	10.0%	30.0%
Plant in service	$55,691	$29,686	$42,655	257,129
Accumulated depreciation	34,933	19,816	25,567	14,139

December 31, 2006
Ownership percentages	23.4%	8.7%	10.0%	—
Plant in service	$52,948	$29,930	$42,797	—
Accumulated depreciation	34,588	19,309	24,393	—

(15)	Operating Leases

We lease vehicles, office equipment and facilities under various long-term operating leases. At December 31, 2007 future minimum lease payments for the next five years under non-cancelable lease agreements are as follows (in thousands):

2008	$1,828
2009	1,081
2010	684
2011	501
2012	429

Lease and rental expense incurred was $19.0 million, $30.9 million, and $31.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

In accordance with SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, and SFAS No. 87, Employers' Accounting for Pensions, we utilize a number of accounting mechanisms that reduce the volatility of reported pension costs. Differences between actuarial assumptions and actual plan results are deferred and are recognized into earnings only when the accumulated differences exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. SFAS No. 158 also requires that a plan's funded status be recognized as an asset or liability. Through fresh-start reporting in 2004 we had previously recorded the funded status of our plans on the balance sheet, and adjusted our

F - 39

qualified pension and other postretirement benefit plans to their projected benefit obligation by recognition of all previously unamortized actuarial gains and losses. Therefore, we recognized all prior service costs, and net actuarial gains and losses from 2005 and 2006 as of December 31, 2006. See Note 18 for further discussion on how these costs are recovered through rates charged to our customers.

Benefit Obligation and Funded Status

Following is a reconciliation of the changes in plan benefit obligations and fair value and a statement of the funded status (in thousands):

	Pension Benefits		Other Postretirement Benefits
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Reconciliation of Benefit Obligation
Obligation at beginning of period	$387,562	$386,915	$53,063	$55,620
Service cost	8,947	9,049	581	741
Interest cost	21,799	20,791	2,442	2,775
Actuarial gain	(21,106)	(10,265)	(6,219)	(2,705)
Gross benefits paid	(20,330)	(18,928)	(3,373)	(3,368)
Benefit obligation at end of period	$376,872	$387,562	$46,494	$53,063

	Pension Benefits		Other Postretirement Benefits
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of period	$301,100	$271,103	$13,358	$10,363
Return on plan assets	27,038	30,918	892	1,041
Employer contributions	22,638	18,007	5,578	5,322
Gross benefits paid	(20,330)	(18,928)	(3,373)	(3,368)
Fair value of plan assets at end of period	$330,446	$301,100	$16,455	$13,358
Funded Status	$(46,426)	$(86,463)	$(30,039)	$(39,705)
Unrecognized net actuarial (gain) loss	—	—	—	—
Unrecognized prior service cost	—	—	—	—
Accrued benefit cost	$(46,426)	$(86,463)	$(30,039)	$(39,705)

The total projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $376.9 million and $330.4 million, respectively, as of December 31, 2007. The total accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $374.9 million and $330.4 million, respectively, as of December 31, 2007.

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

Balance Sheet Recognition

The accrued pension and other postretirement benefit obligations recognized in the accompanying Consolidated Balance Sheets are computed as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Accrued benefit cost	$(91,629)	$(107,700)	$(37,885)	$(41,768)
Amounts not yet reflected in net periodic benefit cost:
Prior service cost	(2,177)	(2,419)	—	—
Accumulated gain	47,380	23,656	7,846	2,063
Net amount recognized	$(46,426)	$(86,463)	$(30,039)	$(39,705)

Plan Assets

Our investment strategy provides for the following asset allocation, within an allowable range of plus or minus 5%:

	Pension Benefits	Other Benefits
Debt securities	30.0%	30.0%
Domestic equity securities	60.0	60.0
International equity securities	10.0	10.0

The percentage of fair value of plan assets held in the following investment types by the NorthWestern Energy pension plan, NorthWestern Corporation pension plan and NorthWestern Energy Health and Welfare Plan as of December 31, 2007 and December 31, 2006, are as follows:

	NorthWestern Energy Pension		NorthWestern Corporation Pension		NorthWestern Energy Health and Welfare
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Cash and cash equivalents	0.2%	1.9%	0.2%	0.7%	0.1%	—%
Debt securities	29.8	30.5	2.4	—	30.3	28.3
Domestic equity securities	58.8	56.1	59.2	57.0	58.6	71.3
International equity securities	11.2	11.5	11.4	11.6	11.0	0.4
Participating group annuity contracts	—	—	26.8	30.7	—	—
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our investment goals with respect to managing the pension and other postretirement assets are to meet current and future benefit payment needs while maximizing total investment returns (income and appreciation) after inflation within the constraints of diversification, prudent risk taking, and the Prudent Man Rule of the Employee Retirement Income Security Act of 1974 (ERISA). Each plan is diversified across asset classes to achieve optimal balance between risk and return and between income and growth through capital appreciation. We review the asset mix on a quarterly basis. Generally, the asset mix will be rebalanced to the target mix as individual portfolios approach their minimum or maximum levels.

We calculate the market related value of plan assets based on the fair market value of plan assets. Debt and equity securities are recorded at their fair market value each year end as determined by quoted closing market prices on national securities exchanges or other markets as applicable. The participating group annuity contracts are valued based on discounted cash flows of current yields of similar contracts with comparable duration.

Our investment policy allows for all or a portion of each benefit plan to be invested in commingled funds, including mutual funds, collective investment funds, bank commingled funds and insurance company separate accounts. These pooled investment funds must have an adequate asset base relative to their asset class and be invested in a diversified manner and have a minimum of three years of verified investment performance experience or verified portfolio manager investment experience in a particular investment strategy and have management and oversight by an Investment Advisor registered with the SEC. The direct holding of company stock is not permitted; however, any holding in a diversified mutual fund or collective investment fund is permitted. The policy prohibits any transactions that would threaten the tax exempt status of the fund and actions that would create a conflict of interest or transactions between fiduciaries and parties in interest as defined under ERISA.

Our investment policy for fixed income investments consist of U.S. as well as international instruments. Core domestic portfolios can be invested in government, corporate, asset-backed and mortgage-backed obligation securities. The portfolio may invest in high yield securities, however, the average quality must be rated at least “investment grade" by rating agencies including Moodys and S&P. In addition, the NorthWestern Corporation pension plan assets also include a participating group annuity contract in the John Hancock General Investment Account, which consists primarily of fixed-income securities.

Equity investments consist primarily of U.S. stocks including large, mid and small cap stocks, which are diversified across investment styles such as growth and value. Non-U.S. equities are utilized with exposure to developing and emerging markets. Derivatives, options and futures are permitted for the purpose of reducing risk but may not be used for speculative purposes.

Actuarial Assumptions

The measurement dates used to determine pension and other postretirement benefit measurements for the plans are December 31, 2007 and 2006. The actuarial assumptions used to compute the net periodic pension cost and postretirement benefit cost are based upon information available as of the beginning of the year, specifically, market interest rates, past experience and management's best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. In computing future costs and obligations, we must make assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rate, expected return on plan assets, and expected future cost increases. Two of these items generally have the most impact on the level of cost: (1) discount rate and (2) expected rate of return on plan assets.

For 2007 and 2006, we set the discount rate using a yield curve analysis, which projects benefit cash flows into the future and then discounts those cash flows to the measurement date using a yield curve. This is done by constructing a hypothetical bond portfolio whose cash flow from coupons and maturities matches the year-by-year, projected benefit cash flow from our plans.

The expected long-term rate of return assumption on plan assets for both the pension and postretirement plans was determined based on the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the portfolios.

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

The weighted-average assumptions used in calculating the preceding information are as follows:

	Pension Benefits			Other Postretirement Benefits
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2007	2006	2005
Discount rate	6.25%	5.75%	5.50%	5.75-6.00%	5.50 - 5.75%	5.50%
Expected rate of return on assets	8.00%	8.00%	8.50%	8.00%	8.00%	8.50%
Long-term rate of increase in compensation levels (nonunion)	3.58%	3.61%	3.64%	3.55%	3.57%	3.64%
Long-term rate of increase in compensation levels (union)	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%

The postretirement benefit obligation is calculated assuming that health care costs increased by 10% in 2007 and the rate of increase in the per capita cost of covered health care benefits thereafter was assumed to decrease gradually to 5% by the year 2013.

Net Periodic Cost

The components of the net costs for our pension and other postretirement plans are as follows (in thousands):

	Pension Benefits			Other Postretirement Benefits
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2007	2006	2005
Components of Net Periodic Benefit Cost
Service cost	$8,947	$9,049	$8,531	$580	$741	$688
Interest cost	21,800	20,791	20,174	2,442	2,775	2,853
Expected return on plan assets	(24,422)	(21,458)	(20,347)	(1,068)	(829)	(562)
Amortization of transitional obligation	—	—	—	—	—	—
Amortization of prior service cost	242	242	—	—	—	—
Recognized actuarial (gain) loss	—	—	—	(259)	117	—
Net Periodic Benefit Cost	$6,567	$8,624	$8,358	$1,695	$2,804	$2,979

We estimate amortizations from regulatory assets into net periodic cost during 2008 will be as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior service cost	$242	$—
Accumulated gain	(854)	(292)

Assumed health care cost trend rates have a significant effect on the amounts reported for the costs each year as well as on the accumulated postretirement benefit obligation. The following table sets forth the sensitivity of retiree welfare results (in thousands):

Effect of a one percentage point increase in assumed health care cost trend
on total service and interest cost components	$150
on postretirement benefit obligation	1,639
Effect of a one percentage point decrease in assumed health care cost trend
on total service and interest cost components	$(129)
on postretirement benefit obligation	(1,450)

Cash Flows

On August 17, 2006 the Pension Protection Act of 2006 (PPA) was signed into law, with changes that impact the funding calculation for benefit plans. Pension funding is based on annual actuarial studies prepared for each plan in accordance with contribution guidelines established by PPA, ERISA and the Internal Revenue Code. We anticipate making contributions of approximately $26.1 million to our pension and other postretirement benefit plans in 2008. For our postretirement welfare benefits, our policy is to contribute an amount equal to the annual actuarially determined cost that is also recoverable in rates. We generally fund our 401(h) and VEBA trusts monthly, subject to our liquidity needs and the maximum deductible amounts allowed for income tax purposes.

We estimate the plans will make future benefit payments to participants as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
2008	$20,415	$3,900
2009	20,776	3,986
2010	21,544	4,129
2011	22,443	4,072
2012	23,312	4,038
2013-2017	137,730	21,542

Defined Contribution Plans

Our defined contribution plan permits employees to defer receipt of compensation as provided in Section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to direct a percentage of their gross compensation to be contributed to the plan. We contribute various percentage amounts of the employee's gross compensation contributed to the plan. Matching contributions were $4.7 million for 2007, $4.3 million for 2006, and $3.4 million for 2005, respectively.

(17)	Stock-Based Compensation

Restricted Stock Awards

Under our long-term incentive plans administered by the Human Resources Committee of our Board, we have granted service-based restricted stock to all eligible employees and members of our Board. Under these plans, a total of 1,300,000 shares have been set aside for restricted stock grants, in addition to 228,315 shares of restricted stock granted upon our emergence from bankruptcy. We may issue new shares or reuse forfeited shares in order to deliver shares to employees for equity grants. As of December 31, 2007 there were 625,107 shares of common stock remaining available for grants. The stock vests to participants at various times ranging from one to five years if the service requirements are met. Nonvested shares do not receive dividend distributions. The long-term incentive plans provide for accelerated vesting in the event of a change in control.

In accordance with SFAS No. 123R, we account for our service-based restricted stock awards using the fixed accounting method, whereby we amortize the value of the market price of the underlying stock on the date of grant (grant-date fair value) to compensation expense over the service period either ratably or in tranches. We reverse any expense associated with restricted stock that is canceled or forfeited during the performance or service period. Compensation expense recognized for restricted stock awards was $7.0 million, $3.6 million and $4.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for these restricted stock awards was $4.4 million, $1.5 million and $1.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Summarized share information for our restricted stock awards is as follows:

	Year Ended December 31, 2007	Weighted-Average Grant-Date Fair Value	Year Ended December 31, 2006	Weighted-Average Grant-Date Fair Value

Beginning nonvested grants	476,105	$ 29.54	35,164	$ 20.00
Granted	4,208	31.72	503,337	34.42
Vested	107,973	31.94	57,393	29.94
Forfeited	11,027	34.37	5,003	34.39
Remaining nonvested grants	361,313	34.45	476,105	29.54

As of December 31, 2007 we had $6.6 million of unrecognized compensation cost related to nonvested portion of outstanding restricted stock awards, which is reflected as unearned restricted stock as a portion of additional paid in capital in our Statement of Common Shareholders' Equity. The cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested was $3.4 million, $1.7 million and $4.6 million for the years ended December 31, 2007, 2006 and 2005.

Director's Deferred Compensation

Nonemployee directors may elect to defer up to 100% of any qualified compensation that would be otherwise payable to him or her, subject to compliance with our 2005 Deferred Compensation Plan for Nonemployee Directors and Section 409A of the Internal Revenue Code. The deferred compensation may be invested in NorthWestern stock or in designated investment funds. Compensation deferred in a particular month is recorded as a deferred stock unit (DSU) on the first of the following month based on the closing price of NorthWestern stock or the designated investment fund. A DSU entitles the grantee to receive one share of common stock for each DSU at the end of the deferral period. The value of these DSUs are marked-to-market on a quarterly basis with an adjustment to directors compensation expense. Based on the election of the nonemployee director, following separation from service on the Board, other than on account of death, he or she shall be paid a distribution either in a lump sum or in approximately equal installments over a designated number years (not to exceed 10 years). During the years ended December 31, 2007 and 2006, DSUs issued to members of our Board totaled 30,563 and 22,805, respectively. Total compensation expense attributable to the DSUs during the years ended December 31, 2007, 2006 and 2005 was approximately $0.7 million, $0.9 million and $0.7 million, respectively.

(18)	Regulatory Assets and Liabilities

We prepare our financial statements in accordance with the provisions of SFAS No. 71, as discussed in Note 3 to the Financial Statements. Pursuant to this pronouncement, certain expenses and credits, normally reflected in income as incurred, are deferred and recognized when included in rates and recovered from or refunded to the customers. Regulatory assets and liabilities are recorded based on management's assessment that it is probable that a cost will be recovered or that an obligation has been incurred. Accordingly, we have recorded the following major classifications of regulatory assets and liabilities that will be recognized in expenses and revenues in future periods when the matching revenues are collected or refunded. Of these regulatory assets and liabilities, energy supply costs are the only items earning a rate of return. The remaining regulatory items have corresponding assets and liabilities that will be paid for or refunded in future periods. Because these costs are recovered as paid, they do not earn a return. We have specific orders to cover approximately 97% of our regulatory assets and 100% of our regulatory liabilities.

	Note	Remaining Amortization	December 31,
	Reference	Period	2007	2006
Pension	16	Undetermined	$47,091	$87,397
Postretirement benefits	16	Undetermined	21,099	28,725
Competitive transition charges		5 Years	23,227	27,954
Environmental clean-up		Various	14,765	—
Supply costs		1 Year	14,195	15,205
Income taxes	13	Plant Lives	11,279	9,453
State & local taxes & fees		1 Year	—	5,105
Deferred financing costs		Various	4,318	4,637
Other		Various	14,116	12,364
Total regulatory assets			$150,090	$190,840
Removal cost	7	Various	$178,968	$166,705
Gas storage sales		32 Years	13,354	13,774
Supply costs		1 Year	32,443	11,053
Environmental clean-up		3 Years	2,208	—
Other		Various	8,621	2,797
Total regulatory liabilities			$235,594	$194,329

Pension and Postretirement Benefits

A regulatory asset has been recognized for costs in excess of amounts recovered in rates. Historically, the MPSC rates have allowed recovery of pension costs on a cash basis. In 2005, the MPSC authorized the recognition of pension costs based on an average of the funding to be made over a 5-year period for the calendar years 2005 through 2009.The SDPUC allows recovery of pension costs on an accrual basis. The MPSC allows recovery of SFAS No. 106 costs on an accrual basis. This amount also includes adjustments recognized due to the adoption of fresh-start reporting in 2004 and SFAS No. 158 in 2006 (see Note 16).

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

Supply Costs

The MPSC has authorized the use of electric and natural gas supply cost trackers, which enable us to track actual supply costs and either recover the under collection or refund the over collection to our customers. Accordingly, a regulatory asset and liability has been recorded to reflect the future recovery of under collections and refunding of over collections through the ratemaking process. We earn interest on the electric and natural gas supply costs of 8.46% and 8.82%, respectively, in Montana; 10.61% and 7.96%, respectively, in South Dakota; and 8.55% for natural gas in Nebraska. These same rates are paid to our customers in the event of a refund.

Environmental clean-up

Environmental clean-up costs are the estimated costs of investigating and cleaning up contaminated sites we own. We discuss the specific sites and clean-up requirements further in Note 21. In December 2007, the SDPUC approved our settlement with SDPUC Staff related to our natural gas rate case, which included a provision allowing us to include approximately $1.4 million annually in rates to recover MGP environmental clean-up costs. This was partially offset by a requirement to return approximately $2.3 million ($0.8 million annually) of previous insurance recoveries to customers. The SDPUC's approval of our settlement provides reasonable assurance that we will recover future South Dakota related MGP costs, therefore we recorded net regulatory assets (with a corresponding reduction to operating, general and administrative expenses) of $12.6 million in December 2007 to offset the previously recorded South Dakota MGP related liabilities.

Income Taxes

Tax assetsprimarily reflect the effects of plant related temporary differences such as removal costs, capitalized interest and contributions in aid of construction that we will recover or refund in future rates. We amortize these amounts as temporary differences reverse.

Deferred Financing Costs

Consistent with our historical regulatory treatment, a regulatory asset has been established to reflect the remaining deferred financing costs on long-term debt that has been replaced through the issuance of new debt.

State & Local Taxes & Fees

Under Montana law, we are allowed to track the increases in the actual level of state and local taxes and fees and recover these amounts. In 2006, the MPSC authorized recovery of approximately 60% of the estimated increase in our local taxes and fees (primarily property taxes) as compared to the related amount included in rates during our last general rate case in 1999. In 2007, we filed a general rate case in Montana which reestablishes the amount of state and local taxes and fees collected in base rates.

Removal Cost

Historically, the anticipated costs of removing assets upon retirement were provided for over the life of those assets as a component of depreciation expense; however, SFAS No. 143 precludes this treatment. Our depreciation method, including cost of removal, is established by the respective regulatory commissions, therefore in accordance with SFAS No. 71, we continue to accrue removal costs for our regulated assets by increasing our regulatory liability. See Note 7, Asset Retirement Obligations, for further information regarding this item.

Gas Storage Sales

A gas storage sales regulatory liability was established in 2000 and 2001 based on gains on cushion gas sales in Montana. This gain is being flowed to customers over a period that matches the depreciable life of surface facilities that were added to maintain deliverability from the field after the withdrawal of the gas. This regulatory liability is a reduction of rate base.

(19)	Regulatory Matters

South Dakota Natural Gas Rate Case - In June 2007, we filed a request with the South Dakota Public Utilities Commission (SDPUC) for a natural gas distribution revenue increase of $3.7 million. We reached a settlement with the SDPUC, and in December 2007 an order was issued authorizing a base rate increase of $3.1 million annually. This settlement includes a rate moratorium for a period of three years.

Nebraska Natural Gas Rate Case - In June 2007, we filed a request with the Nebraska Public Service Commission (NPSC) for a natural gas distribution revenue increase of $2.8 million. We reached a settlement with the NPSC, and in December 2007 an order was issued authorizing a base rate increase of $1.5 million annually.

FERC Transmission Rate Case - In October 2006, we filed a request with the FERC for an electric transmission revenue increase. Our requested increase pertains only to FERC jurisdictional wholesale transmission and retail choice customers representing approximately $8.6 million in revenue. In May 2007, we implemented interim rates, which are subject to refund plus interest pending final resolution. We filed settlement documents on February 15, 2008 and are awaiting FERC approval, which is expected during the first half of 2008. This proposed settlement would result in an annualized margin increase of approximately $3.0 million.

Montana Electric and Natural Gas Rate Case- In July 2007, we filed a request with the MPSC for a electric transmission and distribution revenue increase of $31.4 million, and a natural gas transmission, storage and distribution revenue increase of $10.5 million. In December 2007, we and the Montana Consumer Counsel filed a joint stipulation with the MPSC to settle our electric and natural gas rate cases. Specific terms of the Stipulation include:

•	An increase in base electric rates of $10 million and base natural gas rates of $5 million;
•	Interim rates effective January 1, 2008;
•	Capital investment in our electric and natural gas system totaling $38.8 million to be completed in 2008 and 2009 on which we will not earn a return on, but will recover depreciation expense;
•	A commitment of 21 MWs of unit contingent power from Colstrip Unit 4 at Mid-C minus $19 per MWH to electric supply for a period of 76 months beginning March 1, 2008; and
•	We will submit a general electric and natural gas rate filing no later than July 31, 2009 based on a 2008 test year.

The MPSC has approved interim rates, subject to refund, beginning January 1, 2008, and we anticipate finalizing the rate case during the second quarter of 2008.

(20)	Earnings Per Share

Basic earnings per share is computed by dividing earnings applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of common stock equivalent shares that could occur if all unvested restricted shares were to vest. Common stock equivalent shares are calculated using the treasury stock method, as applicable. The dilutive effect is computed by dividing earnings applicable to common stock by the weighted average number of common shares outstanding plus the effect of the outstanding unvested restricted shares and deferred share units. Average shares used in computing the basic and diluted earnings per share are as follows:

	December 31, 2007	December 31, 2006
Basic computation	36,622,547	35,554,498
Dilutive effect of
Restricted shares and deferred share units	435,615	519,844
Stock warrants	—	1,407,993
Diluted computation	37,058,162	37,482,335

Warrants issued in 2004 were exercisable through the close of business November 1, 2007. A total of 4,238,765 warrants were exercised during the year ended December 31, 2007. Warrants outstanding as of December 31, 2006 of 4,506,525 were dilutive and have been included in the 2006 earnings per share calculation.

(21)	Commitments and Contingencies

Qualifying Facilities Liability

In Montana we have certain contracts with Qualifying Facilities, or QFs. The QFs require us to purchase minimum amounts of energy at prices ranging from $65 to $138 per MWH through 2029. Our gross contractual obligation related to the QFs is approximately $1.5 billion through 2029. A portion of the costs incurred to purchase this energy is recoverable through rates, totaling approximately $1.2 billion through 2029. Upon adoption of fresh-start reporting, we computed the fair value of the remaining liability of approximately $367.9 million to be approximately $143.8 million based on the net present value (using a 7.75% discount factor) of the difference between our obligations under the QFs and the related amount recoverable. The following table summarizes the change in the QF liability (in thousands):

	December 31, 2007	December 31, 2006
Beginning QF liability	$147,893	$140,467
Unrecovered amount	(1,223)	(3,460)
Interest expense	11,462	10,886
Ending QF liability	$158,132	$147,893

The following summarizes the estimated gross contractual obligation less amounts recoverable through rates (in thousands):

	Gross Obligation	Recoverable Amounts	Net
2008	$60,574	$(53,060)	$7,514
2009	62,598	(53,583)	9,015
2010	64,580	(54,086)	10,494
2011	66,067	(54,628)	11,439
2012	68,156	(55,180)	12,976
Thereafter	1,196,704	(907,370)	289,334
Total	$1,518,679	$(1,177,907)	$340,772

Long Term Supply and Capacity Purchase Obligations

We have entered into various commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 23 years. Costs incurred under these contracts were approximately $445.0 million, $447.1 million, and $433.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007 our commitments under these contracts are $544 million in 2008, $330 million in 2009, $307 million in 2010, $151 million in 2011, $129 million in 2012, and $454 million thereafter. These commitments are not reflected in our Consolidated Financial Statements.

Environmental Liabilities

Environmental laws and regulations are continually evolving, and, therefore, the character, scope, cost and availability of the measures we may be required to take to ensure compliance with evolving laws or regulations cannot be accurately predicted. The range of exposure for environmental remediation obligations at present is estimated to range between $19.8 million to $57.0 million. As of December 31, 2007, we have a reserve of approximately $32.7 million. We anticipate that as environmental costs become fixed and reliably determinable, we will seek insurance reimbursement and/or authorization to recover these in rates; therefore, we do not expect these costs to have a material adverse effect on our consolidated financial position, ongoing operations, or cash flows.

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

Coal-Fired Plants

We have a jointly owned interest in Colstrip Unit 4, a coal-fired power plant located in southeastern Montana. In addition, we are joint owners in three coal-fired plants used to serve our South Dakota customer supply demands. Citing its authority under the Clean Air Act, the EPA had finalized Clean Air Mercury Regulations (CAMR) that affect coal-fired plants. These regulations established a cap-and-trade program to take effect in two phases, with a first phase to begin in January 2010, and a second phase with more stringent caps to begin in January 2018. Under CAMR, each state is allocated a mercury emissions cap and is required to develop regulations to implement the requirements, which can follow the federal requirements or be more restrictive. In February 2008 the EPA’s mercury regulations were turned down by the U.S. Court of Appeals for the District of Columbia Circuit; however, Montana has finalized its own rules more stringent than CAMR's 2018 cap that would require every coal-fired generating plant in the state to achieve reduction levels by 2010. If the Montana rules are maintained in their current form and enhanced chemical injection technologies are not sufficiently developed to meet the Montana levels of reduction by 2010, then adsorption/absorption technology with fabric filters at the Colstrip Unit 4 generation facility would be required, which could represent a material cost. Recent tests have shown that it may be possible to meet the Montana rules with more refined chemical injection technology combined with adjustments to boiler/fireball dynamics at a minimal cost. We are continuing to work with the other Colstrip owners to determine the ultimate financial impact of these rules.

In addition to the requirements related to emissions noted above, there is a growing concern nationally and internationally about global climate change and the contribution of emissions of greenhouse gases including, most significantly, carbon dioxide. This concern has led to increased interest in legislation at the federal level, actions at the state level, as well as litigation relating to greenhouse emissions, including a recent US Supreme Court decision holding that the EPA has the authority to regulate carbon dioxide emissions from motor vehicles under the Clean Air Act. Increased pressure for carbon dioxide emissions reduction also is coming from investor organizations. If legislation or regulations are passed at the federal or state levels imposing mandatory reductions of carbon dioxide and other greenhouse gases on generation facilities, the cost to us of such reductions could be significant.

Manufactured Gas Plants

Approximately $26.1 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System (CERCLIS) list as contaminated with coal tar residue. We are currently investigating, characterizing, and initiating remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources. In 2007, we completed remediation of sediment in a short segment of Moccasin Creek that had been impacted by the former manufactured gas plant operations. Our current reserve for remediation costs at this site is approximately $12.4 million, and we estimate that approximately $10 million of this amount will be incurred during the next five years.

We also own sites in North Platte, Kearney and Grand Island, Nebraska on which former manufactured gas facilities were located. During 2005, the Nebraska Department of Environmental Quality (NDEQ) conducted Phase II investigations of soil and groundwater at our Kearney and Grand Island sites. On March 30, 2006 and May 17, 2006, the NDEQ released to us the Phase II Limited Subsurface Assessment performed by the NDEQ's environmental consulting firm for Kearney and Grand Island, respectively. We have initiated additional site investigation and assessment work at these locations. At present, we cannot determine with a reasonable degree of certainty the nature and timing of any risk-based remedial action at our Nebraska locations.

In addition, we own or have responsibility for sites in Butte, Missoula and Helena, Montana on which former manufactured gas plants were located. An investigation conducted at the Missoula site did not require entry into the Montana Department of Environmental Quality (MDEQ) voluntary remediation program, but required preparation of a groundwater monitoring plan. The Butte and Helena sites were placed into the MDEQ's voluntary remediation program for cleanup due to exceedences of regulated pollutants in the groundwater. We have conducted additional groundwater monitoring at the Butte and Missoula sites and, at this time, we believe natural attenuation should address the problems at these sites; however, additional groundwater monitoring will be necessary. In Helena, we continue limited operation of an oxygen delivery system implemented to enhance natural biodegradation of pollutants in the groundwater and we are currently evaluating limited source area treatment/removal options. Monitoring of groundwater at this site will be necessary for an extended time. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of risk-based remedial action at the

Helena site.

Based upon our investigations to date, our current environmental liability reserves, applicable insurance coverage, and the potential to recover some portion of prudently incurred remediation costs in rates, we do not expect remediation costs at these locations to be materially different from the established reserve.

Milltown Mining Waste

Our subsidiary, Clark Fork and Blackfoot, LLC (CFB), owns the Milltown Dam hydroelectric facility, a three MW generation facility located at the confluence of the Clark Fork and Blackfoot Rivers. In April 2003, the Environmental Protection Agency (EPA) announced its proposed remedy to address the mining waste contamination located in the Milltown Reservoir. This remedy proposed partial removal of the contaminated sediments located within the Milltown Reservoir, together with the removal of the Milltown Dam and powerhouse (this remedy was incorporated into the EPA's formal Record of Decision issued on December 20, 2004). In light of this pre-Record of Decision announcement, we entered into a stipulation (Stipulation) with Atlantic Richfield, the EPA, the Department of the Interior, the State of Montana and the Confederated Salish and Kootenai Tribes (collectively, the Government Parties), which capped NorthWestern's and CFB's collective liability to Atlantic Richfield and the Government Parties at $11.4 million. In April 2006, we released escrowed amounts of $2.5 million and $7.5 million to the State of Montana and Atlantic Richfield, respectively, in accordance with the terms of the consent decree described below.

On July 18, 2005, we and CFB executed the Milltown Reservoir superfund site consent decree, which incorporated the terms set forth in the Stipulation. The consent decree was approved by the Federal District Court for the District of Montana on February 8, 2006 and became effective on April 10, 2006. In light of the material environmental risks associated with the catastrophic failure of the Milltown Dam, we secured a 10-year, $100 million environmental insurance policy, effective May 31, 2002, to mitigate the risk of future environmental liabilities arising from the structural failure of the Milltown Dam caused by an act of God. We are obligated under the settlement to continue to maintain the environmental insurance policy until the Milltown Dam is removed during implementation of the remedy. Dam removal activities will be initiated in January of 2008.

Pursuant to the terms of the consent decree, the parties expect that the remaining financial obligation of $1.4 million to the State of Montana will be covered through a combination of any refund of premium upon cancellation of the catastrophic release policy, and the sale or transfer of land and water rights associated with the Milltown Dam operations.

Other

We continue to manage equipment containing polychlorinated biphenyl (PCB) oil in accordance with the EPA's Toxic Substance Control Act regulations. We will continue to use certain PCB-contaminated equipment for its remaining useful life and will, thereafter, dispose of the equipment according to pertinent regulations that govern the use and disposal of such equipment.

We routinely engage the services of a third-party environmental consulting firm to assist in performing a comprehensive evaluation of our environmental reserve. Based upon information available at this time, we believe that the current environmental reserve properly reflects our remediation exposure for the sites currently and previously owned by us. The portion of our environmental reserve applicable to site remediation may be subject to change as a result of the following uncertainties:

•	We may not know all sites for which we are alleged or will be found to be responsible for remediation; and
•	Absent performance of certain testing at sites where we have been identified as responsible for remediation, we cannot estimate with a reasonable degree of certainty the total costs of remediation.

Legal Proceedings

Magten/Law Debenture/QUIPS Litigation

Magten and Law Debenture v. NorthWestern Corporation - On April 16, 2004, Magten Asset Management Corporation (Magten) and Law Debenture Trust Company (Law Debenture) initiated an adversary proceeding, which we refer to as the QUIPS Litigation, against NorthWestern seeking among other things, to void the transfer of certain assets and liabilities of CFB to us. In essence, Magten and Law Debenture are asserting that the transfer of the transmission and distribution assets acquired from the Montana Power Company was a fraudulent conveyance because such transfer allegedly left CFB insolvent and unable to pay certain claims. The plaintiffs also assert that they are creditors of CFB as a result of Magten owning a portion of the Series A 8.45% Quarterly Income Preferred Securities (QUIPS) for which Law Debenture serves as the Indenture Trustee. Plaintiffs seek, among other things, the avoidance of the transfer of assets, declaration that the assets were fraudulently transferred and are not property of NorthWestern, the imposition of constructive trusts over the transferred assets and the return of such assets to CFB. On July 18, 2007, the Delaware District Court extended the discovery schedule and scheduled the trial for March 2008. We have and will continue to vigorously defend against the QUIPS litigation.

Magten v. Certain Current and Former Officers of CFB - On April 19, 2004, Magten filed a complaint against certain former and current officers of CFB in U.S. District Court in Montana, seeking compensatory and punitive damages for alleged breaches of fiduciary duties by such officers in connection with the same transaction described above which is at issue in the QUIPS Litigation, namely the transfer of the transmission and distribution assets acquired from the Montana Power Company to NorthWestern. Those officers have requested CFB to indemnify them for their legal fees and costs in defending against the lawsuit and any settlement and/or judgment in such lawsuit. That lawsuit was transferred to the Federal District Court in Delaware in July 2005 and is consolidated with the QUIPS Litigation for purposes of discovery and pre-trial matters. On July 18, 2007, the Delaware District Court extended the discovery schedule and scheduled the trial for March 2008.

Magten v. Bank of New York - In July 2006, Magten served a complaint against The Bank of New York (BNY) in an action filed in New York State court, seeking damages for alleged breach of contract, breach of fiduciary duty and negligence in connection with the same transaction described above which is at issue in the QUIPS Litigation. Specifically, Magten alleges that BNY, as the Indenture Trustee at the time of the 2002 transfer of assets from Montana Power Company to NorthWestern, should have taken steps to protect the QUIPS holders' interests by seeking to set aside the transfer and imposing a constructive trust on the assets. The New York State court dismissed Magten's complaint in May 2007 and Magten has filed a notice of appeal. BNY has asserted a right to indemnification by NorthWestern for legal fees and costs incurred in defending against Magten's claims pursuant to the terms of the Indenture governing the QUIPS under which BNY served as Trustee. It is our position that any such recovery should be payable from the Class 9 Disputed Claim Reserve set aside under NorthWestern's Chapter 11 Plan of Reorganization (the “Plan"), although the Plan Committee, acting on behalf of certain creditors of NorthWestern's bankruptcy estate, has objected to this position.

Magten and Law Debenture v. NorthWestern Corporation and Certain Individuals - On April 15, 2005, Magten and Law Debenture filed an adversary complaint in the Bankruptcy Court against NorthWestern and certain former and current officers and directors seeking to revoke the Confirmation Order of our Plan of Reorganization on the grounds that it was procured by fraud as a result of the alleged failure to adequately fund the Class 9 Disputed Claims Reserve with enough shares of new common stock to satisfy a potential full recovery on all pending claims against NorthWestern's bankruptcy estate which were outstanding at the time the Plan became effective on November 1, 2004. The plaintiffs also alleged breach of fiduciary duty on the part of certain former and current officers in connection with the alleged under-funding of the Disputed Claims Reserve. NorthWestern filed a motion to dismiss or stay the litigation and on July 26, 2005, the Bankruptcy Court ordered a stay of the litigation pending resolution of Magten's appeal of the Order confirming our Plan of Reorganization. NorthWestern intends to seek dismissal of this action and to the extent such action is not dismissed, NorthWestern intends to vigorously defend this action.

We have reached a tentative agreement with Magten, the Plan Committee and other interested persons to resolve all the currently pending claims and litigation involving Magten arising out of our bankruptcy proceeding. We will be preparing a settlement agreement and expect to seek bankruptcy court approval for the settlement during the first quarter of 2008. The tentative settlement will be funded from the Class 9 Disputed Claims Reserve and insurance proceeds. While we cannot currently predict if the tentative settlement will be approved, the plaintiffs' claims with respect to the QUIPs Litigation should be treated as general unsecured, or Class 9, claims which would be satisfied out of the Class 9 Disputed Claims Reserve established under the Plan.

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

In June 2006, we and the McGreevey plaintiffs entered into an agreement to settle all claims brought by the McGreevey plaintiffs in all of the actions described above, wherein the McGreevey plaintiffs executed a covenant not to execute against us, and we quit claimed any interest we had in any claims we may or may not have under any applicable directors and officers liability insurance policy, against any insurers for contractual or extracontractual damages, and against certain defendants in the McGreevey lawsuits. In November 2006, this agreement was approved by the Delaware Bankruptcy Court and the claims were discharged. We filed a joint motion with the plaintiffs' attorneys in U.S. District Court in Montana to dismiss the claims against us in the McGreevey lawsuits. On March 16, 2007, the U.S. District Court in Montana denied the motion to dismiss us from the McGreevey lawsuits, questioning the benefits of the settlement to be received by the class members in the settlement and the authority of the plaintiffs' counsel to have negotiated the settlement without a class having been certified by the court. On January 11, 2008, the U.S. District Court in Montana suggested that the settlement agreement was invalid because the plaintiffs' attorneys had not secured the court's permission to engage in settlement discussions. It is unlikely that we will be able to obtain our dismissal from the McGreevey litigation in Montana before class representatives and class counsel are approved by the U.S. District Court in Montana. However, we believe that given the scope of our bankruptcy confirmation order and the injunctions issued by the Delaware Bankruptcy Court which channeled the claims to the D&O Trust, we have limited exposure for damages arising from the McGreevey claims. We will continue to vigorously defend against these claims and explore ways to remove ourselves from the lawsuits.

City of Livonia

In November 2005, we and our directors were named as defendants in a shareholder class action and derivative action entitled City of Livonia Employee Retirement System v. Draper, et al., pending in the U.S. District Court for the District of South Dakota. The plaintiff claimed, among other things, that the directors breached their fiduciary duties by not sufficiently negotiating with Montana Public Power Inc. and Black Hills Corporation, two entities that had made public, unsolicited offers to purchase NorthWestern. On April 26, 2006, Livonia amended its complaint to add allegations that our directors had erred in choosing the BBI offer because it was not the most attractive offer they had received for the company. In May 2006, the parties entered into a settlement agreement which provided that NorthWestern would redeem the existing shareholder rights plan either following shareholder approval of the Merger Agreement with BBI or upon termination of the Merger Agreement with BBI - whichever occurs first. Under the proposed agreement, the Board could adopt a new shareholder rights plan if the shareholders approve adoption of such a plan in advance or, in the event that circumstances require timely implementation of such a plan, the Board seeks and receives approval from shareholders within 12 months after adoption. In December 2006, the federal court indicated it would not approve the settlement because it did not provide any benefit to the class members. Based on the federal court's order, the plaintiffs agreed to dismiss the lawsuit with prejudice on the condition that the federal court would retain jurisdiction over any award of attorneys' fees. The plaintiffs' motion seeking discovery in advance of its motion for an award of attorneys' fees was denied. Plaintiffs then filed a motion for attorneys' fees and costs seeking $9.9 million on the grounds that the Board's acceptance of the BBI offer was attributable to their efforts. We have responded arguing that plaintiffs opposed all of the Board's efforts leading to the BBI transaction and that its lawyers are thus entitled to no fees. The plaintiffs filed a reply in May 2007. On May 24, 2007, we notified the federal court of the MPSC unanimous direction to its staff to draft an order rejecting the proposed BBI transaction, noting that unless the BBI transaction was approved, the plaintiffs' argument for benefit to the estate would be moot and suggested that the federal court delay any ruling until the MPSC reaches a final decision on the BBI transaction. On July 25, 2007, we advised the federal court that the Merger Agreement was terminated based on the action by the MPSC denying consideration of the revised proposal and denying approval of the transaction. At the time, we noted that there could be no benefit to our shareholders justifying an attorneys' fee award in light of the termination of the BBI transaction. On December 13, 2007, the federal court ordered additional simultaneous briefing on the issue of whether, in light of the BBI termination, the Livonia litigation had benefited our shareholders. Briefings concluded in January 2008 and we are currently awaiting a decision by the federal court. We believe that any award of attorneys' fees would be reimbursed by insurance proceeds.

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

Other Litigation and Contingencies

During the second quarter of 2007, we voluntarily informed the FERC of several potential regulatory compliance issues related to our natural gas business. The FERC has initiated a nonpublic, informal investigation. We cannot currently predict the outcome of the FERC's investigation.

In December 2006, the MPSC issued an order finalizing certain qualifying facility rates for the periods July 1, 2003 through June 30, 2006. Colstrip Energy Limited Partnership (CELP) is a qualifying facility with which we have a power purchase agreement through 2025. CELP filed a complaint against NorthWestern and the MPSC in Montana district court on July 6, 2007. Under the terms of the power purchase agreement with CELP, energy and capacity rates were fixed (with a small portion being set by the MPSC's determination of rates in the annual avoided cost filing) through June 30, 2004 and beginning July 1, 2004 through the end of the contract energy and capacity rates are to be determined each year pursuant to a formula. If the MPSC's order is upheld in its current form, we anticipate reducing our QF liability by approximately $25 million as our estimate of energy and capacity rates for the remainder of the contract period would be reduced. CELP is disputing inputs in to the rate-setting formula, used by us and approved by the MPSC on an annual basis, to calculate energy and capacity payments for the contract years 2004, 2005 and 2006. CELP is claiming that NorthWestern breached the power purchase agreement causing damages, which CELP asserts are not presently known but believed to be approximately $22 million for contract years 2004, 2005 and 2006. A temporary restraining order was agreed to by the parties and has been issued restraining us from implementing the rates finalized by the MPSC order pending a decision on CELP's request for a preliminary injunction. We believe CELP has no basis for their complaint and intend to vigorously defend this action. On January 24, 2008, we commenced an adversary proceeding against CELP in the Delaware Bankruptcy Court seeking a declaration that no prior order of the Delaware Bankruptcy Court either limited or curtailed the rate setting authority of the MPSC.

Relative to our joint ownership in Colstrip Unit 4, the Mineral Management Service of the United States Department of Interior (MMS) issued two orders to Western Energy Company (WECO) in 2002 and 2003 to pay additional royalties concerning coal sold to Colstrip Units 3 and 4 owners. The orders assert that additional royalties are owed as a result of WECO not paying royalties in connection with revenue received by WECO from the Colstrip Units 3 and 4 owners under a coal transportation agreement during the period October 1, 1991 through December 31, 2001. On April 28, 2005, the appeals division of the MMS issued an order that reduced the amount claimed due to the application of statute of limitations. The state of Montana issued a demand to WECO in May 2005 consistent with the MMS position outlined above on these transportation revenues. Further, on September 28, 2006, the MMS issued an order to pay additional royalties on the basis of an audit of WECO's royalty payments during the three years 2002 to 2004. WECO appealed these orders to the Interior Board of Land Appeals of the United States Department of Interior (IBLA) who affirmed the orders on September 12, 2007. WECO filed a complaint and request for declaratory ruling in the US District Court for the District of Columbia in January 2008 seeking relief from the orders issued by the MMS and affirmed by the IBLA, and we continue to monitor the appeals process. The Colstrip Units 3 and 4 owners and WECO currently dispute the responsibility of the expenses if the MMS position prevails. We believe that the Colstrip Units 3 and 4 owners have reasonable defenses in this matter. However, if the MMS position prevails and WECO prevails in passing the expense responsibility to the owners, our share of the alleged additional royalties would be 15 percent, or approximately $4.5 million, and ongoing royalty expenses related to coal transportation. While the percentage of our share of the alleged additional royalties is not expected to change, the estimated amount may increase after the MMS updates the assessment to reflect interest and ongoing royalty expenses for 2007.

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

(22)	Common Stock

We have 250,000,000 shares authorized consisting of 200,000,000 shares of common stock with a $0.01 par value and 50,000,000 shares of preferred stock with a $0.01 par value. In addition, 2,265,957 shares of common stock are reserved for the incentive plan awards. For further detail of grants under this plan see Note 17.

Repurchase of Common Stock

On November 8, 2005, our Board of Directors authorized a common stock repurchase program that allowed us to repurchase up to $75 million of common stock under a specific trading plan. This plan was cancelled in May 2006. From the program's inception through December 31, 2005 we repurchased in open market transactions 96,442 shares of common stock for approximately $2.8 million. During 2006, we repurchased in open market transactions 121,306 shares of common stock for approximately $3.7 million.

Shares tendered by employees to us to satisfy the employees' tax withholding obligations in connection with the vesting of restricted stock awards totaled 33,196 and 16,664 during the years ended December 31, 2007 and 2006, respectively, and are reflected in treasury stock. These shares were credited to treasury stock based on their fair market value on the vesting date.

(23)	Segment and Related Information

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

	Regulated		Unregulated
December 31, 2007	Electric	Gas	Electric	Other	Eliminations	Total
Operating revenues	$736,657	$363,584	$74,231	$56,748	$(31,160)	$1,200,060
Cost of sales	389,681	235,958	18,079	54,222	(29,535)	668,405
Gross margin	346,976	127,626	56,152	2,526	(1,625)	531,655
Operating, general and administrative	133,091	52,008	28,662	9,430	(1,625)	221,566
Property and other taxes	61,281	22,959	3,301	40	—	87,581
Depreciation	61,912	16,592	3,782	129	—	82,415
Operating income (loss)	90,692	36,067	20,407	(7,073)	—	140,093
Interest expense	(39,132)	(13,464)	(2,849)	(1,497)	—	(56,942)
Other income	801	505	57	1,065	—	2,428
Income tax (expense) benefit	(18,631)	(8,509)	(7,341)	2,093	—	(32,388)
Income (loss) from continuing operations	$33,730	$14,599	$10,274	$(5,412)	$—	53,191
Total assets	$1,529,048	$749,099	$251,100	$18,133	$—	$2,547,380
Capital expenditures	$71,905	$40,600	$4,579	$—	$—	$117,084

	Regulated		Unregulated
December 31, 2006	Electric	Gas	Electric	Other	Eliminations	Total
Operating revenues	$661,710	$359,701	$83,007	$76,959	$(48,724)	$1,132,653
Cost of sales	332,786	240,788	16,639	70,480	(47,111)	613,582
Gross margin	328,924	118,913	66,368	6,479	(1,613)	519,071
Operating, general and administrative	125,359	58,560	40,219	17,690	(1,613)	240,215
Property and other taxes	51,416	19,722	2,942	107	—	74,187
Depreciation	58,033	14,614	1,597	1,061	—	75,305
Ammondson verdict	—	—	—	19,000	—	19,000
Operating income (loss)	94,116	26,017	21,610	(31,379)	—	110,364
Interest expense	(41,770)	(12,503)	—	(1,743)	—	(56,016)
Other income	3,244	2,062	147	3,612	—	9,065
Income tax (expense) benefit	(21,556)	(5,489)	(8,776)	9,890	—	(25,931)
Income (loss) from continuing operations	$34,034	$10,087	$12,981	$(19,620)	$—	$37,482
Total assets	$1,547,302	$762,847	$54,800	$30,988	$—	$2,395,937
Capital expenditures	$71,039	$24,419	$5,122	$466	$—	$101,046

	Regulated		Unregulated
December 31, 2005	Electric	Gas	Electric	Other	Eliminations	Total
Operating revenues	$631,676	$369,463	$86,978	$155,036	$(77,403)	$1,165,750
Cost of sales	306,431	246,809	17,407	146,997	(75,889)	641,755
Gross margin	325,245	122,654	69,571	8,039	(1,514)	523,995
Operating, general and administrative	125,053	63,984	32,295	5,696	(1,514)	225,514
Property and other taxes	49,297	19,872	2,903	15	—	72,087
Depreciation	57,172	14,771	1,043	1,427	—	74,413
Reorganization items	—	—	—	7,529	—	7,529
Operating income (loss)	93,723	24,027	33,330	(6,628)	—	144,452
Interest expense	(46,331)	(13,466)	—	(1,498)	—	(61,295)
Other income	7,748	3,961	162	5,029	—	16,900
Income tax expense (benefit)	(23,198)	(5,611)	(13,597)	3,896	—	(38,510)
Income from continuing operations	$31,942	$8,911	$19,895	$799	$—	$61,547
Total assets	$1,516,581	$752,945	$48,195	$74,210	$—	$2,391,931
Capital expenditures	$63,302	$14,033	$2,566	$976	$—	$80,877

(24)	Quarterly Financial Data (Unaudited)

Our quarterly financial information has not been audited, but, in management's opinion, includes all adjustments necessary for a fair presentation. Our business is seasonal in nature with the peak sales periods generally occurring during the summer and winter months. Accordingly, comparisons among quarters of a year may not represent overall trends and changes in operations. Amounts presented are in thousands, except per share data:

2007	First	Second	Third	Fourth

Operating revenues	$366,565	$259,608	$265,863	$308,024
Gross margin	147,287	118,353	126,842	139,173
Operating income	44,353	18,223	33,238	44,279
Net income	$19,142	$2,434	$13,177	$18,438
Average common shares outstanding	35,720	35,988	36,471	38,284
Income per average common share (basic):
Net income from continuing operations	$0.54	$0.07	$0.36	$0.48
Discontinued operations	—	—	—	—
Net income	0.54	0.07	0.36	0.48
Income per average common share (diluted):
Net income from continuing operations	$0.51	$0.06	$0.35	$0.52
Discontinued operations	—	—	—	—
Net income	0.51	0.06	0.35	0.52
Dividends per share	$0.31	$0.31	$0.33	$0.33
Stock price:
High	$36.51	$35.47	$32.10	$30.05
Low	35.32	30.60	25.30	26.97
Quarter-end close	35.43	31.81	27.17	29.50

2006	First	Second	Third	Fourth

Operating revenues	$361,482	$232,186	$234,637	$304,348
Gross margin	141,810	114,460	123,723	139,078
Operating income	42,189	8,351	33,490	26,334
Net income (loss)	$21,025	$(2,446)	$11,398	$7,923
Average common shares outstanding	35,584	35,511	35,510	35,613
Income (loss) per average common share (basic):
Net income from continuing operations	$0.59	$(0.08)	$0.32	$0.23
Discontinued operations	0.00	0.01	0.00	0.00
Net income (loss)	0.59	(0.07)	0.32	0.23
Income (loss) per average common share (diluted):
Net income from continuing operations	$0.58	$(0.08)	$0.31	$0.19
Discontinued operations	0.00	0.01	0.00	0.00
Net income (loss)	0.58	(0.07)	0.31	0.19
Dividends per share	$0.31	$0.31	$0.31	$0.31
Stock price:
High	$32.75	$35.18	$35.15	$35.80
Low	30.92	30.30	33.77	35.01
Quarter-end close	31.14	34.35	34.98	35.38

SCHEDULE  II. VALUATION AND QUALIFYING ACCOUNTS

NORTHWESTERN CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance End of Period
FOR THE YEAR ENDED DECEMBER 31, 2007 (in thousands)
RESERVES DEDUCTED FROM APPLICABLE ASSETS
Uncollectible accounts	$3,240	2,705	(2,779)	3,166
FOR THE YEAR ENDED DECEMBER 31, 2006 (in thousands)
RESERVES DEDUCTED FROM APPLICABLE ASSETS
Uncollectible accounts	$2,164	3,892	(2,816)	3,240
FOR THE YEAR ENDED DECEMBER 31, 2005 (in thousands)
RESERVES DEDUCTED FROM APPLICABLE ASSETS
Uncollectible accounts	$2,104	2,024	(1,964)	2,164