Form 10-Q
period 2008-03-31
NORTHWESTERN CORP
filed 2008-04-24
CIK 73088

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 1-10499

NORTHWESTERN CORPORATION

Delaware	46-0172280
(State of incorporation)	(I.R.S. Employer Identification No.)

3010 West 69th Street, Sioux Falls, South Dakota	57108
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or

15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-

accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12(b)(2) of the Exchange Act. (check one).

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes
☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, Par Value $.01

38,972,551 shares outstanding at April 18, 2008

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

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business and results of operations are subject to the uncertainties described under the caption “Risk Factors" which is part of the disclosure included in Part II, Item 1A of this Report.

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

NORTHWESTERN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$33,755	$12,773
Restricted cash	13,904	14,482
Accounts receivable, net of allowance	142,280	143,482
Inventories	29,579	63,586
Regulatory assets	23,096	27,049
Prepaid energy supply	2,966	3,166
Deferred income taxes	6,987	2,987
Other	18,570	10,829
Total current assets	271,137	278,354
Property, plant, and equipment, net	1,785,079	1,770,880
Goodwill	355,128	355,128
Regulatory assets	117,616	123,041
Other noncurrent assets	19,346	19,977
Total assets	$2,548,306	$2,547,380
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital leases	$2,176	$2,389
Current maturities of long-term debt	18,860	18,617
Accounts payable	65,989	91,588
Accrued expenses	184,227	168,610
Regulatory liabilities	50,415	40,635
Total current liabilities	321,667	321,839
Long-term capital leases	37,701	38,002
Long-term debt	757,352	787,360
Deferred income taxes	89,315	74,046
Noncurrent regulatory liabilities	215,383	194,959
Other noncurrent liabilities	292,460	308,150
Total liabilities	1,713,878	1,724,356
Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 39,335,958 and 38,972,551, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	393	393
Treasury stock at cost	(10,781)	(10,781)
Paid-in capital	804,254	803,061
Retained earnings	27,193	16,603
Accumulated other comprehensive income	13,369	13,748
Total shareholders’ equity	834,428	823,024
Total liabilities and shareholders’ equity	$2,548,306	$2,547,380

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
OPERATING REVENUES	$385,975	$366,565
COST OF SALES	229,084	219,278
GROSS MARGIN	156,891	147,287
OPERATING EXPENSES
Operating, general and administrative	60,071	62,448
Property and other taxes	23,640	20,592
Depreciation	21,091	19,894
TOTAL OPERATING EXPENSES	104,802	102,934
OPERATING INCOME	52,089	44,353
Interest Expense	(16,080)	(13,220)
Other Income	662	378
Income Before Income Taxes	36,671	31,511
Income Tax Expense	(13,220)	(12,369)
Net Income	$23,451	$19,142
Average Common Shares Outstanding	38,972	35,720
Basic Earnings per Average Common Share	$0.60	$0.54
Diluted Earnings per Average Common Share	$0.59	$0.51
Dividends Declared per Average Common Share	$0.33	$0.31

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net Income	$23,451	$19,142
Items not affecting cash:
Depreciation	21,091	19,894
Amortization of debt issue costs, discount and deferred hedge gain	594	399
Amortization of restricted stock	1,194	2,177
Equity portion of allowance for funds used during construction	(172)	(68)
Loss (Gain) on sale of assets	2	(62)
Unrealized loss on derivative instruments	1,203	—
Deferred income taxes	11,269	11,685
Changes in current assets and liabilities:
Restricted cash	578	165
Accounts receivable	1,202	9,764
Inventories	34,007	31,632
Prepaid energy supply costs	200	(924)
Other current assets	520	366
Accounts payable	(26,032)	(19,977)
Accrued expenses	14,466	7,038
Regulatory assets	3,902	6,554
Regulatory liabilities	1,519	11,633
Other noncurrent assets	5,729	2,806
Other noncurrent liabilities	(16,768)	1,865
Cash provided by operating activities	77,955	104,089
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(13,957)	(20,470)
Colstrip Unit 4 acquisition	—	(40,247)
Proceeds from sale of assets	3	109
Cash used in investing activities	(13,954)	(60,608)
FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	5,102
Treasury stock activity	—	(1)
Dividends on common stock	(12,861)	(11,112)
Repayment of long-term debt	(18,047)	(3,627)
Line of credit repayments, net	(12,000)	(34,000)
Financing costs	(111)	(227)
Cash used in financing activities	(43,019)	(43,865)
Increase (Decrease) in Cash and Cash Equivalents	20,982	(384)
Cash and Cash Equivalents, beginning of period	12,773	1,930
Cash and Cash Equivalents, end of period	$33,755	$1,546
Supplemental Cash Flow Information:
Cash paid during the period for:
Income Taxes	38	859
Interest	12,088	11,664
Significant noncash transactions:
Assumption of debt related to Colstrip Unit 4 acquisition	—	20,438

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

The consolidated financial statements for the periods included herein have been prepared by NorthWestern Corporation, pursuant to the rules and regulations of the SEC. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. The unaudited consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Although management believes that the condensed disclosures provided are adequate to make the information presented not misleading, management recommends that these unaudited consolidated financial statements be read in conjunction with audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

(2) New Accounting Standards

Accounting Standards Issued

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities, requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement will become effective for our fiscal year beginning January 1, 2009. We are still evaluating the impact of SFAS No. 161, if any, but do not expect the statement to have a material impact on our consolidated financial statements.

Accounting Standards Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 became effective for most fair value measurements, other than leases and certain nonfinancial assets and liabilities, beginning January 1, 2008.

The statement establishes a three-level fair value hierarchy and requires fair value disclosures based upon this hierarchy. The statement also requires that fair value measurements reflect a credit-spread adjustment based on an entity’s own credit standing. Consideration of our own credit risk did not have a material impact on our fair value measurements.

The following table presents the method of measuring fair value used in determining the carrying amount of our derivative assets and liabilities, and the maturity, by year, to give an indication of when these amounts will settle and generate cash, as of March 31, 2008 (in thousands):

	Settlement Term
	2008	2009	2010	2011	Fair Value
Prices provided by observable market inputs (level 2) (1)
Regulated gas derivative asset (2)	$4,270	$5,546	$3,295	$869	$13,980
Unregulated electric derivative liability	(1,034)	(169)	—	—	(1,203)
Net derivative asset	$3,236	$5,377	$3,295	$869	$12,777

(1)	Fair value was determined using internal models based on quoted external commodity prices.
(2)

The changes in the fair value of these derivatives are deferred as a regulatory asset or liability until the contracts are settled. Upon settlement, associated proceeds or costs are passed through the applicable cost tracking mechanism to customers.

Normal purchases and sales transactions, as defined by SFAS No. 133, and certain other long-term power purchase contracts are not included in the fair values by source table as they are not recorded at fair value. See Note 7 for further discussion.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. This option would be applied on an instrument by instrument basis. If elected, unrealized gains and losses on the affected financial instruments would be recognized in earnings at each subsequent reporting date. This Statement is effective beginning January 1, 2008. We have assessed the provisions of the statement and elected not to apply fair value accounting to our eligible financial instruments. As a result, adoption of this statement had no impact on our financial results.

(3) Variable Interest Entities

FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R, requires the consolidation of entities which are determined to be variable interest entities (VIEs) when we are the primary beneficiary of a VIE, which means we have a controlling financial interest. Certain long-term purchase power and tolling contracts may be considered variable interests under FIN 46R. We have various long-term purchase power contracts with other utilities and certain qualifying facility plants. After evaluation of these contracts, we believe one qualifying facility contract may constitute a variable interest entity under the provisions of FIN 46R. We are currently engaged in adversary proceedings with this qualifying facility and, while we have made exhaustive efforts, we have been unable to obtain the information necessary to further analyze this contract under the requirements of FIN 46R. We continue to account for this qualifying facility contract as an executory contract as we have been unable to obtain the necessary information from this qualifying facility in order to determine if it is a VIE and if so, whether we are the primary beneficiary. Based on the current contract terms with this qualifying facility, our estimated gross contractual payments aggregate approximately $513.2 million through 2025, and are included in Contractual Obligations and Other Commitments of Management's Discussion and Analysis.

(4) Income Taxes

We have unrecognized tax benefits of approximately $112.0 million as of March 31, 2008. If any of our unrecognized tax benefits were recognized, they would have no impact on our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2008, we have not recognized expense for interest or penalties, and do not have any amounts accrued at March 31, 2008 and December 31, 2007, respectively, for the payment of interest and penalties.

Our federal tax returns from 2000 forward remain subject to examination by the Internal Revenue Service.

(5) Goodwill

There were no changes in our goodwill during the three months ended March 31, 2008. Goodwill by segment is as follows for March 31, 2008 and December 31, 2007 (in thousands):

Regulated electric	$241,100
Regulated natural gas	114,028
Unregulated electric	—
$355,128

(6) Other Comprehensive Income

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

Comprehensive income is calculated as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$23,451	$19,142
Other comprehensive income, net of tax:
Reclassification of net gains on hedging instruments from OCI to net income	(297)	(297)
Foreign currency translation	(82)	19
Comprehensive income	$23,072	$18,864

(7) Risk Management and Hedging Activities

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

SFAS No. 133 requires that all derivatives be recognized in the balance sheet, either as assets or liabilities, at fair value, unless they meet the normal purchase and normal sales criteria. The changes in the fair value of recognized derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction.

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

We use the mark-to-market method of accounting for derivative contracts for which we do not elect or do not qualify for hedge accounting. Under the mark-to-market method of accounting, we record the fair value of these derivatives as assets and liabilities, with changes reflected in our consolidated statement of income. The market prices and quantities used to determine fair value reflect management’s best estimate considering various factors; however, future market prices and actual quantities will vary from those used in recording the derivative asset or liability, and it is possible that such variations could be material.

Commodity Prices

Unregulated Electric - We use derivatives to optimize the value of our unregulated power generation asset. Changes in the fair value for power purchases and sales are recognized on a net basis in operating revenues or cost of sales in the consolidated income statement unless hedge accounting is applied. While our derivative transactions are entered into for the purpose of managing commodity price risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk. Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable. Transactions that are financially settled are presented on a net basis.

Regulated Utilities - Certain contracts for the physical purchase of natural gas associated with our regulated gas utilities do not qualify for normal purchases under SFAS No. 133. Since these contracts are for the purchase of natural gas sold to regulated gas customers, the accounting for these contracts is subject to SFAS No. 71, Accounting for the Effects of Certain Types of Regulations (SFAS No. 71). We use derivative financial instruments to reduce the commodity price risk associated with the purchase price of a portion of our future natural gas requirements and minimize fluctuations in gas supply prices to our regulated customers. We record assets or liabilities based on the fair value of these derivatives, with offsetting positions recorded as regulatory liabilities or regulatory assets on the consolidated balance sheet. Upon settlement of these contracts, associated proceeds or costs are refunded to or collected from our customers consistent with regulatory requirements. At March 31, 2008 we had a derivative asset and offsetting regulatory liability of $14.0 million.

Interest Rates

During 2006, we issued $170.2 million of Montana Pollution Control Obligations and $150 million of Montana First Mortgage Bonds. In association with these refinancing transactions, we implemented a risk management strategy of utilizing interest rate swaps to manage our interest rate exposures associated with anticipated refinancing transactions. These swaps were designated as cash-flow hedges under SFAS No. 133 with the effective portion of gains and losses, net of associated deferred income tax effects, recorded in accumulated other comprehensive income (AOCI) in our Consolidated Balance Sheets. We settled $320.2 million of forward starting interest rate swap agreements, and received aggregate settlement payments of approximately $14.6 million in 2006. We reclassify these gains from AOCI into interest expense in our Consolidated Statements of Income during the periods in which the hedged interest payments occur. AOCI includes unrealized pre-tax gains related to these transactions of $12.5 million and $12.8 million at March 31, 2008 and December 31, 2007, respectively. We expect to reclassify approximately $1.2 million of pre-tax gains on these cash-flow hedges from AOCI into interest expense during the next twelve months. We have no further interest rate swaps outstanding.

(8)   Segment Information

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

Three months ended,	Regulated		Unregulated
March 31, 2008	Electric	Gas	Electric	Other	Eliminations	Total
Operating revenues	$196,619	$171,643	$20,404	$7,922	$(10,613)	$385,975
Cost of sales	103,055	121,308	7,032	7,764	(10,075)	229,084
Gross margin	93,564	50,335	13,372	158	(538)	156,891
Operating, general and administrative	35,370	17,924	3,677	3,638	(538)	60,071
Property and other taxes	16,429	6,328	879	4	—	23,640
Depreciation	15,395	3,883	1,805	8	—	21,091
Operating income (loss)	26,370	22,200	7,011	(3,492)	—	52,089
Interest expense	(9,306)	(3,230)	(3,176)	(368)	—	(16,080)
Other income	257	309	13	83	—	662
Income tax (expense) benefit	(5,687)	(7,290)	(1,715)	1,472	—	(13,220)
Net income (loss)	$11,634	$11,989	$2,133	$(2,305)	$—	$23,451
Total assets	$1,532,317	$748,111	$250,229	$17,649	$—	$2,548,306
Capital expenditures	$10,738	$2,726	$493	$—	$—	$13,957

Three months ended,	Regulated		Unregulated
March 31, 2007	Electric	Gas	Electric	Other	Eliminations	Total
Operating revenues	$178,494	$158,189	$22,278	$16,071	$(8,467)	$366,565
Cost of sales	92,788	115,210	4,236	14,993	(7,949)	219,278
Gross margin	85,706	42,979	18,042	1,078	(518)	147,287
Operating, general and administrative	34,508	18,085	8,368	2,005	(518)	62,448
Property and other taxes	14,191	5,595	779	27	—	20,592
Depreciation	15,378	3,950	416	150	—	19,894
Operating income (loss)	21,629	15,349	8,479	(1,104)	—	44,353
Interest expense	(9,750)	(2,852)	(226)	(392)	—	(13,220)
Other income	176	154	2	46	—	378
Income tax (expense) benefit	(4,465)	(4,950)	(3,456)	502	—	(12,369)
Net income (loss)	$7,590	$7,701	$4,799	$(948)	$—	$19,142
Total assets	$1,475,296	$726,799	$118,326	$20,078	$—	$2,340,499
Capital expenditures	$12,395	$7,435	$640	$—	$—	$20,470

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

	March 31, 2008	March 31, 2007
Basic computation	38,972,507	35,719,981
Dilutive effect of
Restricted shares	445,331	530,466
Stock warrants	—	1,575,428
Diluted computation	39,417,838	37,825,875

Warrants issued in 2004 were exercisable through the close of business November 1, 2007. A total of 194,468 warrants were exercised during the three months ended March 31, 2007. Warrants outstanding as of March 31, 2007 of 4,312,057 were dilutive and included in the 2007 earnings per share calculation.

(10) Employee Benefit Plans

Net periodic benefit cost for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
	2008	2007	2008	2007
Components of Net Periodic Benefit Cost
Service cost	$2,170	$2,289	$150	$188
Interest cost	5,726	5,399	611	702
Expected return on plan assets	(6,756)	(5,823)	(289)	(225)
Amortization of prior service cost	60	60	—	—
Recognized actuarial gain	(141)	—	(107)	—
Net Periodic Benefit Cost	$1,059	$1,925	$365	$665

In January 2008, we contributed approximately $21.9 million to our pension plans.

(11) Regulatory Matters

Federal Energy Regulatory Commission (FERC) Transmission Rate Case - In October 2006, we filed a request with the FERC for an electric transmission revenue increase. Our requested increase pertains only to FERC jurisdictional wholesale transmission and retail choice customers representing approximately $8.6 million in revenue. In May 2007, we implemented interim rates, which are subject to refund plus interest pending final resolution. We filed settlement documents on February 15, 2008 and are awaiting FERC approval, which is expected during the first half of 2008. This proposed settlement would result in an annualized margin increase of approximately $3.0 million. Regulated electric margin for the three months ended March 31, 2008 includes approximately $0.9 million from the interim rate increase.

Montana Electric and Natural Gas Rate Case - In July 2007, we filed a request with the Montana Public Service Commission (MPSC) for an electric transmission and distribution revenue increase of $31.4 million, and a natural gas transmission, storage and distribution revenue increase of $10.5 million. In December 2007, we and the Montana Consumer Counsel filed a joint stipulation with the MPSC to settle our electric and natural gas rate cases. Specific terms of the Stipulation include:

•	An increase in base electric rates of $10 million and base natural gas rates of $5 million;
•	Interim rates effective January 1, 2008;
•	Capital investment in our electric and natural gas system totaling $38.8 million to be completed in 2008 and 2009 on which we will not earn a return on, but will recover depreciation expense;
•	A commitment of 21 MWs of unit contingent power from Colstrip Unit 4 at Mid-C minus $19 per MWH, but not less than zero, to electric supply for a period of 76 months beginning March 1, 2008; and
•	We will submit a general electric and natural gas rate filing no later than July 31, 2009 based on a 2008 test year.

The MPSC has approved interim rates, subject to refund, beginning January 1, 2008, and we anticipate finalizing the rate case during the second quarter of 2008. Regulated electric and gas margin for the three months ended March 31, 2008 includes approximately $3.4 million from the interim rate increase.

(12) Commitments and Contingencies

Environmental Liabilities

Environmental laws and regulations are continually evolving, and, therefore, the character, scope, cost and availability of the measures we may be required to take to ensure compliance with evolving laws or regulations cannot be accurately predicted. The range of exposure for environmental remediation obligations at present is estimated to range between $19.8 million to $57.0 million. As of March 31, 2008, we have a reserve of approximately $32.2 million. We anticipate that as environmental costs become fixed and reliably determinable, we will seek insurance reimbursement and/or authorization to recover these in rates; therefore, we do not expect these costs to have a material adverse effect on our consolidated financial position, ongoing operations, or cash flows.

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

Coal-Fired Plants

We are joint owners in Colstrip Unit 4, a coal-fired power plant located in southeastern Montana, and three coal-fired plants used to serve our South Dakota customer supply demands. Citing its authority under the Clean Air Act, the EPA had finalized Clean Air Mercury Regulations (CAMR) that affected coal-fired plants. These regulations established a cap-and-trade program that would have taken effect in two phases beginning January 2010 and January 2018. Under CAMR, each state was allocated a mercury emissions cap and was required to develop regulations to implement the requirements, which could follow the federal requirements or be more restrictive. In February 2008 the EPA’s CAMR were turned down by the U.S. Court of Appeals for the District of Columbia Circuit; however, under this opinion, the EPA must either properly remove mercury from regulation under the hazardous air pollutant provisions of the Clean Air Act or develop standards requiring maximum achievable control technology for mercury emissions.

Montana has finalized its own rules more stringent than CAMR's 2018 cap that would require every coal-fired generating plant in the state to achieve reduction levels by 2010. The joint owners currently plan to install chemical injection technologies to meet these requirements. We estimate our share of the capital cost would be approximately $1 million, with ongoing annual operating costs of approximately $3 million. If the Montana rules are maintained in their current form and enhanced chemical injection technologies are not sufficiently developed to meet the Montana levels of reduction by 2010, then adsorption/absorption technology with fabric filters at the Colstrip Unit 4 generation facility would be required, which could represent a material cost. Recent tests have shown that it may be possible to meet the Montana rules with more refined chemical injection technology combined with adjustments to boiler/fireball dynamics at a minimal cost. We are continuing to work with the other Colstrip owners to determine the ultimate financial impact of these rules.

Manufactured Gas Plants

Approximately $25.6 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System (CERCLIS) list as contaminated with coal tar residue. We are currently investigating, characterizing, and initiating remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources. In 2007, we completed remediation of sediment in a short segment of Moccasin Creek that had been impacted by the former manufactured gas plant operations. Our current reserve for remediation costs at this site is approximately $11.9 million, and we estimate that approximately $10 million of this amount will be incurred during the next five years.

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

Milltown Dam Removal

Our subsidiary, Clark Fork and Blackfoot, LLC (CFB), owns the Milltown Dam, and previously operated a three MW hydroelectric generation facility located at the confluence of the Clark Fork and Blackfoot Rivers. Dam removal activities were initiated during the first quarter of 2008 and are expected to be complete within a year. We have a remaining financial obligation of $1.4 million to the State of Montana, which will be covered solely through a combination of a premium refund upon cancellation of an environmental insurance policy, and the sale or transfer of land and water rights associated with the Milltown Dam operations.

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

LEGAL PROCEEDINGS

Magten/Law Debenture/QUIPS Litigation

Magten and Law Debenture v. NorthWestern Corporation - On April 16, 2004, Magten Asset Management Corporation (Magten) and Law Debenture Trust Company (Law Debenture) initiated an adversary proceeding, which we refer to as the QUIPS Litigation, against NorthWestern seeking among other things, to void the transfer of certain assets and liabilities of CFB to us. In essence, Magten and Law Debenture are asserting that the transfer of the transmission and distribution assets acquired from the Montana Power Company was a fraudulent conveyance because it allegedly left CFB insolvent and unable to pay certain claims. The plaintiffs also assert that they are creditors of CFB as a result of Magten owning a portion of the Series A 8.45% Quarterly Income Preferred Securities (QUIPS) for which Law Debenture serves as the Indenture Trustee. Plaintiffs seek, among other things, the avoidance of the transfer of assets, declaration that the assets were fraudulently transferred and are not NorthWestern’s property, the imposition of constructive trusts over the transferred assets and the return of such assets to CFB. On July 18, 2007, the Delaware District Court extended the discovery schedule and scheduled the trial for March 2008; however, the trial date has been adjourned pending the Delaware Bankruptcy Court’s consideration of a comprehensive settlement, discussed below. The parties have entered into a comprehensive settlement and release agreement, dated March 17, 2008 (the Magten Settlement), which would resolve the QUIPS Litigation and other disputes. A motion to approve the Magten Settlement is scheduled to be heard by the Delaware Bankruptcy Court on May 7, 2008. We have and will continue to vigorously defend against the QUIPS litigation in the event the Magten Settlement does not become effective.

Magten v. Certain Current and Former Officers of CFB - On April 19, 2004, Magten filed a complaint against certain former and current officers of CFB in U.S. District Court in Montana, seeking compensatory and punitive damages for alleged breaches of fiduciary duties by such officers in connection with the same transaction described above which is at issue in the QUIPS Litigation, namely the transfer of the transmission and distribution assets acquired from the Montana Power Company to NorthWestern. Those officers have requested CFB to indemnify them for their legal fees and costs in defending against the lawsuit and any settlement and/or judgment in such lawsuit. That lawsuit was transferred to the Federal District Court in Delaware in July 2005 and is consolidated with the QUIPS Litigation for purposes of discovery and pre-trial matters. On July 18, 2007, the Delaware District Court extended the discovery schedule and scheduled the trial for March 2008; however, the trial date has been adjourned pending the Delaware Bankruptcy Court’s consideration of the Magten Settlement

Magten v. Bank of New York - In July 2006, Magten served a complaint against The Bank of New York (“BNY”) in an action filed in New York state court, seeking damages for alleged breach of contract, breach of fiduciary duty and negligence in connection with the same transaction described above which is at issue in the QUIPS Litigation. Specifically, Magten alleges that BNY, as the Indenture Trustee at the time of the 2002 transfer of assets from Montana Power Company to NorthWestern, should have taken steps to protect the QUIPS holders' interests by seeking to set aside the transfer and imposing a constructive trust on the assets. The New York State court dismissed

Magten's complaint in May 2007 and Magten has filed a notice of appeal. BNY has asserted a right to indemnification by NorthWestern for legal fees and costs incurred in defending against Magten's claims pursuant to the terms of the Indenture governing the QUIPS under which BNY served as Trustee. NorthWestern’s position is that any such recovery should be payable from the Class 9 Disputed Claim Reserve set aside under NorthWestern's Chapter 11 Plan of Reorganization (the “Plan"). The Plan Committee, acting on behalf of certain creditors of NorthWestern's bankruptcy estate, has objected to NorthWestern’s position in this regard; however, NorthWestern and the Plan Committee have resolved this dispute pursuant to a settlement agreement between them, dated November 27, 2007 (the “Plan Committee Settlement”). The joint motion of NorthWestern and the Plan Committee to approve the Plan Committee Settlement is currently scheduled to be heard by the Delaware Bankruptcy Court on May 7, 2008. The Magten Settlement would settle the underlying claims that Magten has asserted against BNY.

Magten and Law Debenture v. NorthWestern Corporation and Certain Individuals - On April 15, 2005, Magten and Law Debenture filed an adversary complaint in the Bankruptcy Court against NorthWestern and certain former and current officers and directors seeking to revoke the Confirmation Order of NorthWestern’s Plan on the grounds that it was procured by fraud as a result of the alleged failure to adequately fund the Class 9 Disputed Claims Reserve with enough shares of new common stock to satisfy a potential full recovery on all disputed claims against NorthWestern's bankruptcy estate which were outstanding at the time the Plan became effective on November 1, 2004. The plaintiffs also alleged breach of fiduciary duty on the part of certain former and current officers in connection with the alleged under-funding of the Disputed Claims Reserve. NorthWestern filed a motion to dismiss or stay the litigation and on July 26, 2005, the Bankruptcy Court ordered a stay of the litigation pending resolution of Magten's appeal of the Order confirming the Plan. The Magten Settlement would resolve this litigation; however, NorthWestern intends to seek dismissal of this action and to the extent such action is not dismissed, NorthWestern intends to vigorously defend this action in the event the Magten Settlement does not become effective.

As indicated above, the Magten Settlement would effectuate a “global” resolution of all the currently pending claims and litigation arising out of our bankruptcy proceeding involving Magten, NorthWestern, CFB, the Plan Committee, BNY and other interested persons. If it is approved and becomes effective, the Magten Settlement would be funded using shares from the Class 9 Disputed Claims Reserve and payments from NorthWestern’s former attorneys and insurance proceeds.

On April 1, 2008, the Ad Hoc Committee filed an objection to the Magten Settlement. The Ad Hoc Committee is comprised of: Basso Capital Management; Bond Street Capital, LLC; Willow Fund, LLC; Franklin Mutual Advisers, LLC; FrontPoint Partners; and Stonehill Capital Management LLC . Such objection also purports to be a late-filed objection to the Plan Committee Settlement which provides for reimbursement of certain of NorthWestern’s defense costs related to the Magten litigation as well as certain Plan Committee and BNY defense costs related to the Magten litigation. A hearing on the two settlement agreements is currently scheduled for May 7, 2008. We cannot currently predict if the Magten Settlement will be approved and become effective; however, our view is that the plaintiffs' claims with respect to the QUIPs Litigation should be treated as general unsecured, or Class 9, claims which would, in either case, be satisfied, in the event they are allowed, out of the Disputed Claims Reserve established under the Plan.

McGreevey Litigation

We are one of several defendants in a class action lawsuit entitled McGreevey, et al. v. The Montana Power Company, et al, now pending in U.S. District Court in Montana. The lawsuit, which was filed by former shareholders of The Montana Power Company (most of whom became shareholders of Touch America Holdings, Inc. as a result of a corporate reorganization of The Montana Power Company), contends that the disposition of various generating and energy-related assets by The Montana Power Company are void because of the failure to obtain shareholder approval for the transactions. Plaintiffs thus seek to reverse those transactions, or receive fair value for their stock as of late 2001, when plaintiffs claim shareholder approval should have been sought. NorthWestern is named as a defendant due to the fact that we purchased The Montana Power L.L.C. (now CFB), which plaintiffs claim is a successor to the Montana Power Company.

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

In June 2006, we and the McGreevey plaintiffs entered into an agreement to settle all claims brought by the McGreevey plaintiffs in all of the actions described above, wherein the McGreevey plaintiffs executed a covenant not to execute against us, and we quit claimed any interest we had in any claims we may or may not have under any applicable directors and officers liability insurance policy, against any insurers for contractual or extracontractual damages, and against certain defendants in the McGreevey lawsuits. In November 2006, this agreement was approved by the Delaware Bankruptcy Court and the claims were discharged. We filed a joint motion with the plaintiffs' attorneys in U.S. District Court in Montana to dismiss the claims against us in the McGreevey lawsuits. On March 16, 2007, the U.S. District Court in Montana denied the motion to dismiss us from the McGreevey lawsuits, questioning the benefits of the settlement to be received by the class members in the settlement and the authority of the plaintiffs' counsel to have negotiated the settlement without a class having been certified by the court. On January 11, 2008, the U.S. District Court in Montana suggested that the settlement agreement was invalid because the plaintiffs' attorneys had not secured the court's permission to engage in settlement discussions. The District Court enjoined the plaintiffs from taking any further action in any of these matters. The plaintiffs appealed the District Court’s January 11th injunction to the Ninth Circuit U.S. Court of Appeals, where a determination is pending. We do not anticipate a resolution of this litigation before class representatives and class counsel are approved by the U.S. District Court in Montana. However, we believe that given the scope of the Order confirming the Plan and the injunctions issued by the Delaware Bankruptcy Court which channeled the claims to the D&O Trust, we have limited exposure to the plaintiffs for damages arising from the McGreevey claims. We will continue to vigorously defend against these claims and explore ways to remove ourselves from the lawsuits.

City of Livonia

In November 2005, we and our directors were named as defendants in a shareholder class action and derivative action entitled City of Livonia Employee Retirement System v. Draper, et al., pending in the U.S. District Court for the District of South Dakota. The plaintiff claimed, among other things, that the directors breached their fiduciary duties by not sufficiently negotiating with Montana Public Power Inc. and Black Hills Corporation, two entities that had made public, unsolicited offers to purchase NorthWestern. On April 26, 2006, Livonia amended its complaint to add allegations that our directors had erred in choosing the BBI offer because it was not the most attractive offer they had received for the company. In December 2006, the plaintiffs agreed to dismiss the lawsuit with prejudice on the condition that the federal court would retain jurisdiction over any award of attorneys' fees. Plaintiffs filed a motion for attorneys' fees and costs seeking $9.9 million on the grounds that the Board's acceptance of the BBI offer was attributable to their efforts. On December 13, 2007, the federal court ordered additional simultaneous briefing on the issue of whether, in light of the BBI termination, the Livonia litigation had benefited our shareholders. In March 2008 the district court ruled that the plaintiffs lawyers should receive approximately $1.8 million in fees and costs. We have filed an appeal of the court’s order in the U.S. Court of Appeals for the Eighth Circuit. We have also filed a lawsuit in South Dakota state court against the insurance carrier as the carrier would not provide a definitive decision that any award of attorneys' fees would be reimbursed by insurance proceeds. We recorded a $1.8 million liability during the first quarter of 2008, pending the outcome of the appeal and lawsuit against the insurance carrier.

Ammondson

In April 2005, a group of former employees of the Montana Power Company filed a lawsuit in the state court of Montana against us and certain officers styled Ammondson, et al. v. NorthWestern Corporation, et al., Case No. DV-05-97. The former employees have alleged that by moving to terminate their supplemental retirement contracts in our bankruptcy proceeding without having listed them as claimants or giving them notice of the disclosure statement and Plan, that we breached those contracts, and breached a covenant of good faith and fair dealing under Montana law and by virtue of filing a complaint in our Bankruptcy Case against those employees from seeking to prosecute their state court action against NorthWestern, we had engaged in malicious prosecution and should be subject to punitive damages. In February 2007, a jury verdict was rendered against us in Montana state court, which ordered us to pay $17.4 million in compensatory and $4.0 million in punitive damages in a case called Ammondson, et al. v. NorthWestern Corporation, et al. Due to the verdict, we recognized a loss of $19.0 million in our 2006 results of operations to increase our recorded liability related to this claim. The Montana state court reviewed the amount of the punitive damages under state law and did not alter the amount. We have appealed the judgment and posted a $25.8 million bond. We intend to vigorously pursue the appeal; however, there can be no assurance that we will prevail in our efforts. Interest accrues on the verdict amount during the appeal process, and we expect to incur additional legal and court costs related to these proceedings.

Other Litigation and Contingencies

During the second quarter of 2007, we voluntarily informed the FERC of several potential regulatory compliance issues related to our natural gas business. The FERC has initiated a nonpublic, informal investigation. We cannot currently predict the outcome of the FERC's investigation.

In December 2006, the MPSC issued an order finalizing certain qualifying facility rates for the periods July 1, 2003 through June 30, 2006. Colstrip Energy Limited Partnership (CELP) is a qualifying facility with which we have a power purchase agreement through 2025. Under the terms of the power purchase agreement with CELP, energy and capacity rates were fixed through June 30, 2004 (with a small portion to be set by the MPSC's determination of rates in the annual avoided cost filing), and beginning July 1, 2004 through the end of the contract, energy and capacity rates are to be determined each year pursuant to a formula. CELP filed a complaint against NorthWestern and the MPSC in Montana district court on July 6, 2007 which contests MPSC’s order. CELP is disputing inputs in to the rate-setting formula, used by us and approved by the MPSC on an annual basis, to calculate energy and capacity payments for the contract years 2004, 2005 and 2006. CELP is claiming that NorthWestern breached the power purchase agreement causing damages, which CELP asserts are not presently known but believed to be approximately $22 million for contract years 2004, 2005 and 2006. If the MPSC's order is upheld in its current form, we anticipate reducing our QF liability by approximately $25 million as our estimate of energy and capacity rates for the remainder of the contract period would be reduced. A temporary restraining order was agreed to by the parties and has been issued restraining us from implementing the rates finalized by the MPSC order pending a decision on CELP's request for a preliminary injunction. We believe CELP has no basis for their complaint and intend to vigorously defend this action. On January 24, 2008, we commenced an adversary proceeding against CELP in the Delaware Bankruptcy Court seeking a declaration that no prior order of the Delaware Bankruptcy Court either limited or curtailed the rate setting authority of the MPSC. On February 25, 2008, CELP filed a motion to dismiss the adversary proceeding and on April 7, 2008, NorthWestern timely filed its objection to that motion. A hearing on the motion to dismiss our adversary proceeding at CELP has not yet been scheduled.

Relative to our joint ownership in Colstrip Unit 4, the Mineral Management Service of the United States Department of Interior (MMS) issued two orders to Western Energy Company (WECO) in 2002 and 2003 to pay additional royalties concerning coal sold to Colstrip Units 3 and 4 owners. The orders assert that additional royalties are owed as a result of WECO not paying royalties in connection with revenue received by WECO from the Colstrip Units 3 and 4 owners under a coal transportation agreement during the period October 1, 1991 through December 31, 2001. On April 28, 2005, the appeals division of the MMS issued an order that reduced the amount claimed based upon the applicable statute of limitations. The state of Montana issued a demand to WECO in May 2005 consistent with the MMS position outlined above on these transportation revenues. Further, on September 28, 2006, the MMS issued an order to pay additional royalties on the basis of an audit of WECO's royalty payments during the three years 2002 to 2004. WECO appealed these orders to the Interior Board of Land Appeals of the United States Department of Interior (IBLA) who affirmed the orders on September 12, 2007. WECO filed a complaint and request for declaratory ruling in the US District Court for the District of Columbia in January 2008 seeking relief from the orders issued by the MMS and affirmed by the IBLA, and we continue to monitor the appeals process. The Colstrip Units 3 and 4 owners and WECO currently dispute the responsibility of the expenses if the MMS position prevails. We believe that the Colstrip Units 3 and 4 owners have reasonable defenses in this matter. However, if the MMS position prevails and WECO succeeds in passing the expense responsibility to the owners, our share of the alleged additional royalties would be 15 percent, or approximately $6.0 million, and we would have ongoing royalty expenses related to coal transportation. While the percentage of our share of the alleged additional royalties is not expected to change, the estimated amount may increase as the MMS updates its assessment to reflect ongoing royalty and interest expenses.

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

OVERVIEW

NorthWestern Corporation, doing business as Northwestern Energy, provides electricity and natural gas to approximately 650,000 customers in Montana, South Dakota and Nebraska. For a discussion of NorthWestern’s business strategy, see Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2007.

Highlights

Highlights for the three months ended March 31, 2008 include:

•	Improved net income of $4.3 million as compared with the first quarter of 2007 due to higher margins as discussed below; and
•

Upgrade of our senior secured, senior unsecured and long-term corporate credit ratings from Standard and Poor’s Rating Group (S&P), resulting in a decrease in the interest rate, commitment fees and removal of certain covenants associated with our revolver.

OVERALL CONSOLIDATED RESULTS

The following is a summary of our results of operations for the three months ended March 31, 2008 and 2007. Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments. This discussion is followed by a more detailed discussion of operating results by segment.

Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007

	Three Months Ended March 31,
	2008	2007	Change	% Change
	(in millions)
Operating Revenues
Regulated Electric	$196.7	$178.5	$18.2	10.2%
Regulated Natural Gas	171.6	158.2	13.4	8.5
Unregulated Electric	20.4	22.3	(1.9)	(8.5)
Other	7.9	16.1	(8.2)	(50.9)
Eliminations	(10.6)	(8.5)	(2.1)	(24.7)
	$386.0	$366.6	$19.4	5.3%

	Three Months Ended March 31,
	2008	2007	Change	% Change
	(in millions)
Cost of Sales
Regulated Electric	$103.1	$92.8	$10.3	11.1%
Regulated Natural Gas	121.3	115.2	6.1	5.3
Unregulated Electric	7.0	4.3	2.7	62.8
Other	7.8	15.0	(7.2)	(48.0)
Eliminations	(10.1)	(8.0)	(2.1)	(26.3)
	$229.1	$219.3	$9.8	4.5%

	Three Months Ended March 31,
	2008	2007	Change	% Change
	(in millions)
Gross Margin
Regulated Electric	$93.6	$85.7	$7.9	9.2%
Regulated Natural Gas	50.3	43.0	7.3	17.0
Unregulated Electric	13.4	18.0	(4.6)	(25.6)
Other	0.1	1.1	(1.0)	(90.9)
Eliminations	(0.5)	(0.5)	—	—
	$156.9	$147.3	$9.6	6.5%

Consolidated gross margin was $156.9 million for the three months ended March 31, 2008, an increase of $9.6 million, or 6.5%, from gross margin in the same period of 2007. The following summarizes components of the change:

Gross Margin
2008 vs. 2007
(Millions of Dollars)
Regulated electric and gas volumes	$6.4
Montana regulated electric and gas interim rate increase (subject to refund)	3.4
South Dakota and Nebraska regulated gas rate increase	1.7
Transmission volumes and rate increase (subject to refund)	0.9
Unregulated electric volumes	2.6
Unregulated electric pricing and fuel supply costs	(7.2)
Other	1.8
Improvement in Gross Margin	$9.6

Higher regulated electric and gas margin was due primarily to an increase in volumes from customer growth and colder weather, as well as an increase in rates. These increases were offset in part by a decrease in our unregulated electric margin.

	Three Months Ended March 31,
	2008	2007	Change	% Change
	(in millions)
Operating Expenses
Operating, general and administrative	$60.1	$62.4	$(2.3)	(3.7)%
Property and other taxes	23.6	20.6	3.0	14.6
Depreciation	21.1	19.9	1.2	6.0
	$104.8	$102.9	$1.9	1.8%

Consolidated operating, general and administrative expenses were $60.1 million for the three months ended March 31, 2008 as compared to $62.4 million from the first quarter of 2007.

Operating, General & Administrative Expenses
2008 vs. 2007
(Millions of Dollars)
Operating lease expense	$(4.9)
Legal and professional fees	2.8
Other	(0.2)
Reduction in Operating, General & Administrative Expenses	$(2.3)

The reduction in operating, general and administrative expenses of $2.3 million was primarily due to decreased operating lease expense related to the purchase of our previously leased interest in Colstrip Unit 4 during 2007 (we expect operating lease expense to decrease $14.4 million in 2008). This reduction was partly offset by higher legal and professional fees, which included a $1.8 million judgment related to the City of Livonia shareholder litigation.

Property and other taxes were $23.6 million for the three months ended March 31, 2008 as compared to $20.6 million in the first quarter of 2007. Property and other taxes increased by approximately $1.8 million during the first quarter of 2008. In addition, property and other taxes in 2007 are net of approximately $1.2 million collected through our Montana property tax tracker.

Depreciation expense was $21.1 million for the three months ended March 31, 2008 as compared with $19.9 million in the first quarter of 2007. The increase was primarily due to the purchase of our previously leased interest in Colstrip Unit 4.

Consolidated operating income for the three months ended March 31, 2008 was $52.1 million, as compared with $44.4 million in the first quarter of 2007. This $7.7 million increase was primarily due to the $9.6 million increase in gross margin partly offset by higher operating expenses as discussed above.

Consolidated interest expense for the three months ended March 31, 2008 was $16.1 million, an increase of $2.9 million, or 22.0%, from the first quarter of 2007. This increase was primarily related to the additional debt incurred with the purchase of our previously leased interest in Colstrip Unit 4.

Consolidated income tax expense for the three months ended March 31, 2008 was $13.2 million as compared with $12.4 million in the first quarter of 2007. Our effective tax rate for 2008 was 36.0% as compared to 39.2% for 2007. Portions of our professional fees and transaction related costs in 2007 were non-deductible for tax purposes, which increased our projected annual effective tax rate. While we reflect an income tax provision in our financial statements, we expect our cash payments for income taxes will be minimal through at least 2010, based on our anticipated use of net operating losses.

Consolidated net income for the three months ended March 31, 2008 was $23.5 million compared with $19.1 million for the first quarter of 2007. This increase was primarily due to higher operating income offset by higher interest and income tax expense as discussed above.

REGULATED ELECTRIC MARGIN

Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007

	Results
	2008	2007	Change	% Change
	(in millions)
Total Revenues	196.7	178.5	18.2	10.2
Total Cost of Sales	103.1	92.8	10.3	11.1
Gross Margin	$93.6	$85.7	$7.9	9.2%
% GM/Rev	47.6%	48.0%

The following summarizes the components of the changes in regulated electric margin for the three months ended March 31, 2008 and 2007:

Gross Margin
2008 vs. 2007
(Millions of Dollars)
Customer growth and colder weather	$4.0
Montana jurisdiction transmission and distribution interim rate increase (subject to refund)	2.2
FERC jurisdiction transmission interim rate increase (subject to refund)	0.9
Wholesale and other	0.8
Improvement in Gross Margin	$7.9

The improvement is primarily due to an interim increase in transmission and distribution rates in Montana and increased volumes from 1.5% customer growth and colder weather. Also contributing to the margin increase was an interim increase in our FERC jurisdiction transmission rates and slightly higher wholesale margin due to increased plant availability.

The following summarizes regulated electric volumes and customer counts for the three months ended March 31, 2008 and 2007:

	Volumes MWH
	2008	2007	Change	% Change
	(in thousands)
Retail Electric
Montana	668	635	33	5.2%
South Dakota	160	148	12	8.1
Residential	828	783	45	5.7
Montana	799	788	11	1.4
South Dakota	222	203	19	9.4
Commercial	1,021	991	30	3.0
Industrial	761	735	26	3.5
Other	24	24	—	—
Total Retail Electric	2,634	2,533	101	4.0%
Wholesale Electric	35	32	3	9.4%

Average Customer Counts	2008	2007	Change	% Change
Retail Electric
Montana	266,104	262,172	3,932	1.5%
South Dakota	47,908	47,666	242	0.5
Residential	314,012	309,838	4,174	1.3
Montana	59,148	57,719	1,429	2.5
South Dakota	11,331	11,185	146	1.3
Commercial	70,479	68,904	1,575	2.3
Industrial	72	71	1	1.4
Other	4,653	4,593	60	1.3
Total Retail Electric	389,216	383,406	5,810	1.5%

Regulated electric volumes increased due primarily to customer growth and colder weather. Regulated wholesale electric volumes increased due to increased plant availability as compared with 2007.

REGULATED NATURAL GAS MARGIN

Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007

	Results
	2008	2007	Change	% Change
	(in millions)
Total Revenues	171.6	158.2	13.4	8.5
Total Cost of Sales	121.3	115.2	6.1	5.3
Gross Margin	$50.3	$43.0	$7.3	17.0%
% GM/Rev	29.3%	27.2%

The following summarizes the components of the changes in regulated natural gas margin for the three months ended March 31, 2008 and 2007:

Gross Margin
2008 vs. 2007
(Millions of Dollars)
Colder weather and customer growth	$2.4
South Dakota and Nebraska jurisdictions transportation and distribution rate increase	1.7
Montana jurisdiction transportation and distribution interim rate increase (subject to refund)	1.2
Transfer of previously unregulated customers	0.7
Storage	0.4
Other	0.9
Improvement in Gross Margin	$7.3

The improvement is primarily due to an increase in our transportation and distribution rates and increased volumes due to colder weather and 1.4% customer growth. In addition, $0.7 million of the increase is due to the transfer of certain previously unregulated customers and pipelines into the regulated business and $0.4 million from higher storage utilization.

The following summarizes regulated natural gas volumes, customer counts and heating degree-days for the three months ended March 31, 2008 and 2007:

	Volumes Dekatherms
	2008	2007	Change	% Change
	(in thousands)
Retail Gas
Montana	5,568	5,035	533	10.6%
South Dakota	1,607	1,526	81	5.3
Nebraska	1,405	1,382	23	1.7
Residential	8,580	7,943	637	8.0
Montana	2,757	2,528	229	9.1
South Dakota	1,378	1,181	197	16.7
Nebraska	1,284	1,224	60	4.9
Commercial	5,419	4,933	486	9.9
Industrial	119	73	46	63.0
Other	54	88	(34)	(38.6)
Total Retail Gas	14,172	13,037	1,135	8.7%

Average Customer Counts	2008	2007	Change	% Change
Retail Gas
Montana	155,758	152,938	2,820	1.8%
South Dakota	36,912	36,890	22	0.1
Nebraska	36,888	36,773	115	0.3
Residential	229,558	226,601	2,957	1.3
Montana	21,685	21,185	500	2.4
South Dakota	5,839	5,795	44	0.8
Nebraska	4,593	4,584	9	0.2
Commercial	32,117	31,564	553	1.8
Industrial	306	318	(12)	(3.8)
Other	141	139	2	1.4
Total Retail Gas	262,122	258,622	3,500	1.4%

2008 as compared with:
Heating Degree-Days	2007	Historic Average
Montana	8% colder	Remained flat
South Dakota	4% colder	2% colder
Nebraska	4% colder	3% colder

Regulated natural gas volumes increased due to customer growth and colder weather.

UNREGULATED ELECTRIC MARGIN

Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007

Our unregulated electric segment primarily consists of our joint ownership in the Colstrip Unit 4 generation facility, which represents approximately 30%. We sell our Colstrip Unit 4 output, approximately 222 MWs at full load, principally to two unrelated third parties under agreements through December 2010. Under a separate agreement we repurchase 111 MWs through December 2010. These 111 MWs were available for market sales to other third parties through June 2007. Beginning July 1, 2007, 90 MWs of base-load energy from Colstrip Unit 4 are being supplied to the Montana electric supply load (included in our regulated electric segment) for a term of 11.5 years at an average nominal price of $35.80 per MWH. In addition, 21 MWs of base-load energy from Colstrip Unit 4 are being provided on an interim basis to the Montana electric supply load for a term of 76 months beginning in March 2008 at $19 per MWH below the Mid-C index price with a floor of zero, pending approval of the proposed stipulation in Montana.

	Results
	2008	2007	Change	% Change
	(in millions)
Total Revenues	20.4	22.3	(1.9)	(8.5)
Total Cost of Sales	7.0	4.3	2.7	62.8
Gross Margin	$13.4	$18.0	$(4.6)	(25.6)%
% GM/Rev	65.7%	80.7%

The following summarizes the components of the changes in unregulated electric margin for the three months ended March 31, 2008 and 2007:

Gross Margin
2008 vs. 2007
(Millions of Dollars)
Volumes	$2.6
Average prices	(5.3)
Mark to market loss	(1.2)
Fuel supply costs	(0.7)
Decline in Gross Margin	$(4.6)

The decrease in margin was primarily due to lower average contracted prices and higher fuel supply costs. In addition, we recorded an unrealized loss of $1.2 million during the first quarter of 2008 related to forward contracts executed during the period to economically hedge a portion of our Colstrip Unit 4 output through 2009. These contracts do not qualify for hedge accounting and market value adjustments will be included in Cost of Sales on a quarterly basis, however these losses will reverse as the power is delivered. An increase in volumes from higher plant availability partly offset these decreases.

The following summarizes unregulated electric volumes for the three months ended March 31, 2008 and 2007:

	Volumes MWH
	2008	2007	Change	% Change
	(in thousands)
Wholesale Electric	476	428	48	11.2%

The increase in energy available to sell as compared with 2007 was due to increased plant availability.

We expect our margin to decrease throughout 2008 under the terms of our Colstrip Unit 4 commitments to Montana electric supply discussed above. In addition, in January 2008, we retained a financial advisor to assist us in evaluating our strategic options with respect to our joint ownership of Colstrip Unit 4.

LIQUIDITY AND CAPITAL RESOURCES

We utilize our revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to reduce borrowings. As of March 31, 2008, we had cash and cash equivalents of $33.8 million, and revolver availability of $173.9 million. During the three months ended March 31, 2008, we repaid $30.0 million of debt, including $12.0 million on our revolver, paid dividends on common stock of $12.9 million and contributed $21.9 million to our pension plans.

Factors Impacting our Liquidity

Our operations are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from natural gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows and utilization of our existing revolver, are used to purchase natural gas to place in storage, perform maintenance and make capital improvements.

The effect of this seasonality on our liquidity is also impacted by changes in the market prices of our electric and natural gas supply, which is recovered through various monthly cost tracking mechanisms. These energy supply tracking mechanisms are designed to provide stable and timely recovery of supply costs on a monthly basis during the July to June annual tracking period, with an adjustment in the following annual tracking period to correct for any under or over collection in our monthly trackers. Due to the lag between our purchases of electric and natural gas commodities and revenue receipt from customers, cyclical over and under collection situations arise consistent with the seasonal fluctuations discussed above; therefore we usually under collect in the fall and winter and over collect in the spring. Fluctuations in recoveries under our cost tracking mechanisms, which do not impact net income, can have a significant effect on cash flow from operations and make year-to-year comparisons difficult.

As of March 31, 2008, we are over collected on our current Montana natural gas and electric trackers by approximately $12.7 million, as compared with an over collection of $3.7 million as of March 31, 2007. This over collection is primarily due to increases in our electric supply rates during 2007 based on higher forward contracted prices. This has the effect of phasing in the supply cost increases over two years.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Three Months Ended March 31,
	2008	2007
Operating Activities
Net income	$23.5	$19.1
Noncash adjustments to net income	35.2	34.0
Changes in working capital	30.4	46.2
Other	(11.1)	4.8
	78.0	104.1
Investing Activities
Property, plant and equipment additions	(14.0)	(20.5)
Sale of assets	—	0.1
Colstrip Unit 4 acquisition	—	(40.2)
	(14.0)	(60.6)
Financing Activities
Net repayment of debt	(30.0)	(37.6)
Dividends on common stock	(12.9)	(11.1)
Other	(0.1)	4.8
	(43.0)	(43.9)

Net Increase (Decrease) in Cash and Cash Equivalents	$21.0	$(0.4)
Cash and Cash Equivalents, beginning of period	$12.8	$1.9
Cash and Cash Equivalents, end of period	$33.8	$1.5

Cash Provided By Operating Activities

As of March 31, 2008, cash and cash equivalents were $33.8 million, compared with $12.8 million at December 31, 2007 and $1.5 million at March 31, 2007. Cash provided by operating activities totaled $78.0 million for the three months ended March 31, 2008 as compared with $104.1 million during the three months ended March 31, 2007. This decrease in operating cash flows is primarily related to a change in timing of the funding of our pension plans to the first quarter of 2008 from the second quarter of 2007, and other changes in working capital. The change in working capital was due to lower collections associated with the recovery of energy supply costs in the first quarter of 2008 as compared with 2007, which is discussed above in the “Factors Impacting Our Liquidity” section, and increased purchases of electricity in our South Dakota jurisdiction due to outages in the fourth quarter of 2007 at one of our jointly owned plants, partially offset by the timing of our semi-annual Colstrip Unit 4 lease payment in 2007.

Cash Used in Investing Activities

Cash used in investing activities totaled $14.0 million during the three months ended March 31, 2008, as compared with $60.6 million during the three months ended March 31, 2007. During the first quarter of 2008 we invested $14.0 million in property, plant and equipment additions. In the first quarter of 2007 we used $40.2 million to complete the purchase of the Owner Participant interest in a portion of the Colstrip Unit 4 generating facility, and $20.5 million for property, plant and equipment additions.

Cash Used in Financing Activities

Cash used in financing activities totaled $43.0 million during the three months ended March 31, 2008, as compared with $43.9 million during the three months ended March 31, 2007. During the first quarter of 2008 we made debt repayments of $30.0 million and paid dividends on common stock of $12.9 million, as compared with debt repayments of $37.6 million and dividends on common stock of $11.1 million in the first quarter of 2007.

Sources and Uses of Funds

We believe that our cash on hand, operating cash flows, and borrowing capacity, taken as a whole, provide sufficient resources to fund our ongoing operating requirements, debt maturities, anticipated dividends and estimated future capital expenditures during the next twelve months. As of April 18, 2008, our availability under our revolving line of credit was approximately $174.9 million.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of March 31, 2008. See our Annual Report on Form 10-K for the year ended December 31, 2007 for additional discussion.

	Total	2008	2009	2010	2011	2012	Thereafter
	(in thousands)
Long-term Debt	$776,212	$15,590	$120,045	$23,605	$6,578	$3,792	$606,602
Capital Leases	39,877	1,885	1,273	1,174	1,265	1,363	32,917
Future Minimum Operating Lease Payments	4,237	1,292	1,127	727	513	436	142
Estimated Pension and Other Postretirement Obligations (1)	88,300	3,100	22,200	22,600	21,500	18,900	N/A
Qualifying Facilities (2)	1,504,073	44,892	61,586	63,589	65,323	67,111	1,201,572
Supply and Capacity Contracts (3)	1,901,140	431,679	410,731	322,362	151,787	129,849	454,732
Contractual Interest Payments on Debt (4)	376,102	33,648	42,283	36,949	34,798	34,385	194,039
Total Commitments(5)	$4,689,941	$532,086	$659,245	$471,006	$281,764	$255,836	$2,490,004

(1)	We have only estimated cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter.
(2)

The Qualifying Facilities (QFs) require us to purchase minimum amounts of energy at prices ranging from $65 to $138 per megawatt hour through 2032. Our estimated gross contractual obligation related to the QFs is approximately $1.5 billion. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $1.2 billion.

(3)	We have entered into various purchase commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 22 years.
(4)	Contractual interest payments include an assumed average interest rate of 3.9% on the $100 million floating rate nonrecourse loan through maturity in December 2009 and no revolver borrowings.
(5)	Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

Credit Ratings

Fitch Investors Service (Fitch), Moody’s Investors Service (Moody’s) and S&P are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of April 18, 2008, our ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Corporate Rating	Outlook
Fitch	BBB	BBB-	BBB-	Stable
Moody’s (1)	Baa3	Ba2	N/A	Stable
S&P (2)	A- (MT) BBB+ (SD)	BBB-	BBB	Stable

(1)	Moody’s has announced we are currently on review for an upgrade.
(2)	S&P upgraded our senior secured, senior unsecured, and corporate credit ratings during the first quarter from BBB, BB-, and BB+, respectively, as reflected above.

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

As of March 31, 2008, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2007. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

We utilize various risk management instruments to reduce our exposure to market interest rate changes. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. All of our debt has fixed interest rates, with the exception of our revolver and the Colstrip Lease Holdings LLC (CLH) $100 million loan. The revolving credit facility bears interest at a variable rate (approximately 3.57% as of March 31, 2008) tied to the London Interbank Offered Rate (LIBOR) plus a credit spread. The CLH loan currently bears interest at approximately 3.94%, which is 1.25% over LIBOR. Based upon amounts outstanding as of March 31, 2008, a 1% increase in the LIBOR would increase our annual interest expense by approximately $1.0 million.

Commodity Price Risk

Commodity price risk is one of our most significant risks due to our lack of ownership of natural gas reserves or regulated electric generation assets within the Montana market, and our unregulated joint ownership interest in Colstrip Unit 4. Several factors influence price levels and volatilities. These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, fuel availability, market liquidity, and the nature and extent of current and potential federal and state regulations.

As part of our overall strategy for fulfilling our regulated electric supply requirements, we employ the use of market purchases, including forward purchase and sales contracts. These types of contracts are included in our electric supply portfolio and are used to manage price volatility risk by taking advantage of seasonal fluctuations in market prices. While we may incur gains or losses on individual contracts, the overall portfolio approach is intended to provide price stability for consumers; therefore, these commodity costs are included in our cost tracking mechanisms.

In our unregulated electric segment we use forward contracts to manage our exposure to the market price of electricity. We have entered into unit-contingent forward contracts for the sale of a significant portion of the output. In addition, we have economically hedged a portion of our output through 2009. As of March 31, 2008 market prices exceeded our contracted forward sales prices by approximately $1.2 million. These market value adjustments will reverse as the power is delivered.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to regulation by federal and state governmental entities, including the FERC, MPSC, South Daktoa Public Utilities Commission and Nebraska Public Service Commission. Regulations can affect allowed rates of return, recovery of costs and operating requirements. In addition, existing regulations may be revised or reinterpreted, new laws, regulations, and interpretations thereof may be adopted or become applicable to us and future changes in laws and regulations may have a detrimental effect on our business.

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

Our range of exposure for current environmental remediation obligations is estimated to be $19.8 million to $57.0 million. We had an environmental reserve of $32.2 million at March 31, 2008. This reserve was established in anticipation of future remediation activities at our various environmental sites and does not factor in any exposure to us arising from new regulations, private tort actions or claims for damages allegedly associated with specific environmental conditions. To the extent that our environmental liabilities are greater than our reserves or we are unsuccessful in recovering anticipated insurance proceeds under the relevant policies or recovering a material portion of remediation costs in our rates, our results of operations and financial condition could be adversely affected.

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

NORTHWESTERN CORPORATION
Date: April 24, 2008	By:	/s/ BRIAN B. BIRD
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