Form 10-Q
period 2008-06-30
NORTHWESTERN CORP
filed 2008-07-31
CIK 73088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, Par Value $.01

38,190,492 shares outstanding at July 25, 2008

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

•

unscheduled generation outages or forced reductions in output, maintenance or repairs, which may reduce revenues and increase cost of sales or may require additional capital expenditures or other increased operating costs; and

•	adverse changes in general economic and competitive conditions in our service territories.

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

NORTHWESTERN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$24,242	$12,773
Restricted cash	19,520	14,482
Accounts receivable, net of allowance	116,802	143,482
Inventories	47,304	63,586
Regulatory assets	21,190	27,049
Prepaid energy supply	2,791	3,166
Deferred income taxes	8,813	2,987
Other	43,861	10,829
Total current assets	284,523	278,354
Property, plant, and equipment, net	1,798,735	1,770,880
Goodwill	355,128	355,128
Regulatory assets	113,031	123,041
Other noncurrent assets	19,236	19,977
Total assets	$2,570,653	$2,547,380
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital leases	$1,836	$2,389
Current maturities of long-term debt	19,285	18,617
Accounts payable	69,237	91,588
Accrued expenses	169,631	168,610
Regulatory liabilities	85,297	40,635
Total current liabilities	345,286	321,839
Long-term capital leases	37,412	38,002
Long-term debt	744,432	787,360
Deferred income taxes	100,987	74,046
Noncurrent regulatory liabilities	218,923	194,959
Other noncurrent liabilities	291,648	308,150
Total liabilities	1,738,688	1,724,356
Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 39,335,958 and 38,972,551, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	393	393
Treasury stock at cost	(10,781)	(10,781)
Paid-in capital	805,426	803,061
Retained earnings	23,835	16,603
Accumulated other comprehensive income	13,092	13,748
Total shareholders’ equity	831,965	823,024
Total liabilities and shareholders’ equity	$2,570,653	$2,547,380

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007
OPERATING REVENUES	$276,506	$259,608	$662,481	$626,173
COST OF SALES	149,354	141,255	378,438	360,534
GROSS MARGIN	127,152	118,353	284,043	265,639
OPERATING EXPENSES
Operating, general and administrative	53,866	58,677	113,937	121,125
Property and other taxes	20,540	20,660	44,180	41,252
Depreciation	21,225	20,793	42,316	40,687
TOTAL OPERATING EXPENSES	95,631	100,130	200,433	203,064
OPERATING INCOME	31,521	18,223	83,610	62,575
Interest Expense	(15,848)	(14,527)	(31,849)	(27,747)
Other (Expense) Income	(161)	359	422	737
Income Before Income Taxes	15,512	4,055	52,183	35,565
Income Tax Expense	(6,009)	(1,621)	(19,229)	(13,989)
Net Income	$9,503	$2,434	$32,954	$21,576
Average Common Shares Outstanding	38,973	35,988	38,973	35,855
Basic Earnings per Average Common Share	$0.24	$0.07	$0.85	$0.60
Diluted Earnings per Average Common Share	$0.24	$0.06	$0.84	$0.57
Dividends Declared per Average Common Share	$0.33	$0.31	$0.66	$0.62

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net Income	$32,954	$21,576
Items not affecting cash:
Depreciation	42,316	40,687
Amortization of debt issue costs, discount and deferred hedge gain	1,202	805
Amortization of restricted stock	2,364	4,259
Equity portion of allowance for funds used during construction	(282)	(163)
Gain on sale of assets	(110)	—
Unrealized loss on derivative instruments	6,396	—
Deferred income taxes	21,115	12,712
Changes in current assets and liabilities:
Restricted cash	(5,038)	(824)
Accounts receivable	26,780	46,979
Inventories	16,282	3,126
Prepaid energy supply costs	375	(547)
Other current assets	(288)	(330)
Accounts payable	(23,569)	(18,314)
Accrued expenses	(5,324)	3,622
Regulatory assets	5,808	5,893
Regulatory liabilities	11,933	26,493
Other noncurrent assets	12,159	6,822
Other noncurrent liabilities	(20,419)	(16,559)
Cash provided by operating activities	124,654	136,237
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(43,087)	(52,608)
Colstrip Unit 4 acquisition	—	(40,247)
Proceeds from sale of assets	29	592
Cash used in investing activities	(43,058)	(92,263)
FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	10,600
Treasury stock activity	—	(6)
Dividends on common stock	(25,722)	(22,297)
Issuance of long-term debt	55,000	—
Repayment of long-term debt	(85,939)	(3,920)
Line of credit repayments, net	(12,000)	(30,000)
Financing costs	(1,466)	(281)
Cash used in financing activities	(70,127)	(45,904)
Increase (Decrease) in Cash and Cash Equivalents	11,469	(1,930)
Cash and Cash Equivalents, beginning of period	12,773	1,930
Cash and Cash Equivalents, end of period	$24,242	$—
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	43	1,274
Interest	24,479	18,993
Significant noncash transactions:
Assumption of debt related to Colstrip Unit 4 acquisition	—	20,438

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

(2) New Accounting Standards

Accounting Standards Issued

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles (Statement No. 162). Statement No. 162 supersedes the existing hierarchy contained in the U.S. auditing standards. The existing hierarchy was carried over to Statement No. 162 essentially unchanged. The Statement becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The new hierarchy is not expected to change current accounting practice in any area.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities, requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement will become effective for our fiscal year beginning January 1, 2009. We are still evaluating the impact of SFAS No. 161, if any, but do not expect the statement to have a material impact on our consolidated financial statements.

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

The following table sets forth by level within the fair value hierarchy our assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

At June 30, 2008	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value (1)

Regulated gas derivative asset (2)	$—	$38,449	$—	$—	$38,449
Unregulated electric derivative liability	—	(6,396)	—	—	(6,396)
Net derivative asset	$—	$32,053	$—	$—	$32,053

(1)	Fair value was determined using internal models based on quoted external commodity prices.
(2)

The changes in the fair value of these derivatives are deferred as a regulatory asset or liability until the contracts are settled. Upon settlement, associated proceeds or costs are passed through the applicable cost tracking mechanism to customers.

We classify assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. Normal purchases and sales transactions, as defined by SFAS No. 133, and certain other long-term power purchase contracts are not included in the fair values by source table as they are not recorded at fair value. See Note 7 for further discussion.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. This option would be applied on an instrument by instrument basis. If elected, unrealized gains and losses on the affected financial instruments would be recognized in earnings at each subsequent reporting date. This statement is effective beginning January 1, 2008. We have assessed the provisions of the statement and elected not to apply fair value accounting to our eligible financial instruments. As a result, adoption of this statement had no impact on our financial results.

(3) Variable Interest Entities

FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R, requires the consolidation of entities which are determined to be variable interest entities (VIEs) when we are the primary beneficiary of a VIE, which means we have a controlling financial interest. Certain long-term purchase power and tolling contracts may be considered variable interests under FIN 46R. We have various long-term purchase power contracts with other utilities and certain qualifying facility plants. After evaluation of these contracts, we believe one qualifying facility contract may constitute a variable interest entity under the provisions of FIN 46R. We are currently engaged in adversary proceedings with this qualifying facility and, while we have made exhaustive efforts, we have been unable to obtain the information necessary to further analyze this contract under the requirements of FIN 46R. We continue to account for this qualifying facility contract as an executory contract as we have been unable to obtain the necessary information from this qualifying facility in order to determine if it is a VIE and if so, whether we are the primary beneficiary. Based on the current contract terms with this qualifying facility, our estimated gross contractual payments aggregate approximately $506.9 million through 2025, and are included in Contractual Obligations and Other Commitments of Management's Discussion and Analysis.

(4) Income Taxes

We have unrecognized tax benefits of approximately $112.0 million as of June 30, 2008. If any of our unrecognized tax benefits were recognized during 2008, they would have no impact on our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the six months ended June 30, 2008, we have not recognized expense for interest or penalties, and do not have any amounts accrued at June 30, 2008 and December 31, 2007, respectively, for the payment of interest and penalties.

Our federal tax returns from 2000 forward remain subject to examination by the Internal Revenue Service.

(5) Goodwill

There were no changes in our goodwill during the six months ended June 30, 2008. Goodwill by segment is as follows for June 30, 2008 and December 31, 2007 (in thousands):

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

Comprehensive income is calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$9,503	$2,434	$32,954	$21,576
Other comprehensive income (loss), net of tax:
Reclassification of net gains on hedging instruments from OCI to net income	(297)	(297)	(594)	(594)
Foreign currency translation	20	151	(62)	170
Comprehensive income	$9,226	$2,288	$32,298	$21,152

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

While most of our derivative transactions are entered into for the purpose of managing commodity price risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk. Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable. We use the mark-to-market method of accounting for derivative contracts for which we do not elect or do not qualify for hedge accounting. Under the mark-to-market method of accounting, we record the fair value of these derivatives as assets and liabilities, with changes reflected in our consolidated statements of income. The market prices and quantities used to determine fair value reflect management’s best estimate considering various factors; however, future market prices and actual quantities will vary from those used in recording the derivative asset or liability, and it is possible that such variations could be material.

Commodity Prices

Unregulated Electric - We use derivatives to optimize the value of our unregulated power generation asset. Changes in the fair value for power purchases and sales are recognized on a net basis in operating revenues or cost of sales in the consolidated income statement unless hedge accounting is applied. While our derivative transactions are entered into for the purpose of managing commodity price risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk. Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable. Transactions that are financially settled are presented on a net basis. For the six months ended June 30, 2008, we recorded unrealized losses in the income statement consistent with the mark-to-market method of accounting discussed above of approximately $6.4 million related to economic hedges where we have locked in forward prices.

Regulated Utilities - Certain contracts for the physical purchase of natural gas associated with our regulated gas utilities do not qualify for normal purchases under SFAS No. 133. Since these contracts are for the purchase of natural gas sold to regulated gas customers, the accounting for these contracts is subject to SFAS No. 71, Accounting for the Effects of Certain Types of Regulations (SFAS No. 71). We use derivative financial instruments to reduce the commodity price risk associated with the purchase price of a portion of our future natural gas requirements and minimize fluctuations in gas supply prices to our regulated customers. We record assets or liabilities based on the fair value of these derivatives, with offsetting positions recorded as regulatory liabilities or regulatory assets on the consolidated balance sheets. Upon settlement of these contracts, associated proceeds or costs are refunded to or collected from our customers consistent with regulatory requirements. At June 30, 2008 we had a derivative asset, included in other current assets in the consolidated balance sheet, and offsetting regulatory liability of $38.4 million.

Interest Rates

During 2006, we issued $170.2 million of Montana Pollution Control Obligations and $150 million of Montana First Mortgage Bonds. In association with these refinancing transactions, we implemented a risk management strategy of utilizing interest rate swaps to manage our interest rate exposures associated with anticipated refinancing transactions. These swaps were designated as cash-flow hedges under SFAS No. 133 with the effective portion of gains and losses, net of associated deferred income tax effects, recorded in accumulated other comprehensive income (AOCI) in our consolidated balance sheets. We settled $320.2 million of forward starting interest rate swap agreements, and received aggregate settlement payments of approximately $14.6 million in 2006. We reclassify these gains from AOCI into interest expense in our consolidated statements of income during the periods in which the hedged interest payments occur. AOCI includes unrealized pre-tax gains related to these transactions of $12.2 million and $12.8 million at June 30, 2008 and December 31, 2007, respectively. We expect to reclassify approximately $1.2 million of pre-tax gains on these cash-flow hedges from AOCI into interest expense during the next twelve months. We have no further interest rate swaps outstanding.

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

Three months ended,	Regulated		Unregulated
June 30, 2008	Electric	Gas	Electric	Other	Eliminations	Total
Operating revenues	$178,967	$80,531	$16,569	$8,653	$(8,214)	$276,506
Cost of sales	87,196	49,885	11,624	8,395	(7,746)	149,354
Gross margin	91,771	30,646	4,945	258	(468)	127,152
Operating, general and administrative	34,503	15,735	3,219	877	(468)	53,866
Property and other taxes	14,338	5,484	715	3	—	20,540
Depreciation	15,392	4,001	1,823	9	—	21,225
Operating income (loss)	27,538	5,426	(812)	(631)	—	31,521
Interest expense	(9,201)	(3,286)	(2,993)	(368)	—	(15,848)
Other income (expense)	376	281	119	(937)	—	(161)
Income tax (expense) benefit	(6,646)	(873)	1,561	(51)	—	(6,009)
Net income (loss)	$12,067	$1,548	$(2,125)	$(1,987)	$—	$9,503
Total assets	$1,543,185	$754,213	$256,036	$17,219	$—	$2,570,653
Capital expenditures	$18,748	$9,864	$518	$—	$—	$29,130

Three months ended,	Regulated		Unregulated
June 30, 2007	Electric	Gas	Electric	Other	Eliminations	Total
Operating revenues	$170,579	$62,032	$14,601	$16,715	$(4,319)	$259,608
Cost of sales	87,890	36,924	4,205	16,180	(3,944)	141,255
Gross margin	82,689	25,108	10,396	535	(375)	118,353
Operating, general and administrative	30,831	16,063	7,536	4,622	(375)	58,677
Property and other taxes	14,453	5,345	856	6	—	20,660
Depreciation	15,280	4,107	954	452	—	20,793
Operating income (loss)	22,125	(407)	1,050	(4,545)	—	18,223
Interest expense	(9,848)	(3,634)	(677)	(368)	—	(14,527)
Other income	205	40	6	108	—	359
Income tax (expense) benefit	(4,692)	1,473	(196)	1,794	—	(1,621)
Net income (loss)	$7,790	$(2,528)	$183	$(3,011)	$—	$2,434
Total assets	$1,483,660	$731,352	$118,604	$20,325	$—	$2,353,941
Capital expenditures	$16,156	$14,681	$1,301	$—	$—	$32,138

Six months ended,	Regulated		Unregulated
June 30, 2008	Electric	Gas	Electric	Other	Eliminations	Total
Operating revenues	$375,586	$252,174	$36,973	$16,575	$(18,827)	$662,481
Cost of sales	190,251	171,193	18,656	16,159	(17,821)	378,438
Gross margin	185,335	80,981	18,317	416	(1,006)	284,043
Operating, general and administrative	69,873	33,659	6,896	4,515	(1,006)	113,937
Property and other taxes	30,767	11,812	1,594	7	—	44,180
Depreciation	30,787	7,884	3,628	17	—	42,316
Operating income (loss)	53,908	27,626	6,199	(4,123)	—	83,610
Interest expense	(18,459)	(6,485)	(6,169)	(736)	—	(31,849)
Other income (expense)	585	559	132	(854)	—	422
Income tax (expense) benefit	(12,333)	(8,163)	(154)	1,421	—	(19,229)
Net income (loss)	$23,701	$13,537	$8	$(4,292)	$—	$32,954
Total assets	$1,543,185	$754,213	$256,036	$17,219	$—	$2,570,653
Capital expenditures	$29,482	$12,594	$1,011	$—	$—	$43,087

Six months ended,	Regulated		Unregulated
June 30, 2007	Electric	Gas	Electric	Other	Eliminations	Total
Operating revenues	$349,073	$220,221	$36,879	$32,786	$(12,786)	$626,173
Cost of sales	180,679	152,134	8,441	31,173	(11,893)	360,534
Gross margin	168,394	68,087	28,438	1,613	(893)	265,639
Operating, general and administrative	65,339	34,148	15,904	6,627	(893)	121,125
Property and other taxes	28,644	10,941	1,635	32	—	41,252
Depreciation	30,658	8,057	1,370	602	—	40,687
Operating income (loss)	43,753	14,941	9,529	(5,648)	—	62,575
Interest expense	(19,598)	(6,486)	(903)	(760)	—	(27,747)
Other income	381	194	8	154	—	737
Income tax (expense) benefit	(9,156)	(3,477)	(3,652)	2,296	—	(13,989)
Net income (loss)	$15,380	$5,172	$4,982	$(3,958)	$—	$21,576
Total assets	$1,483,660	$731,352	$118,604	$20,325	$—	$2,353,941
Capital expenditures	$28,552	$22,115	$1,941	$—	$—	$52,608

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

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Basic computation	38,972,529	35,854,902
Dilutive effect of
Restricted shares	448,939	530,655
Stock warrants	—	1,469,097
Diluted computation	39,421,468	37,854,654

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Basic computation	38,972,551	35,988,340
Dilutive effect of
Restricted shares	448,939	530,655
Stock warrants	—	1,355,872
Diluted computation	39,421,490	37,874,867

Warrants issued in 2004 were exercisable through the close of business November 1, 2007. A total of 406,519 warrants were exercised during the six months ended June 30, 2007. Warrants outstanding as of June 30, 2007 of 4,100,006 were dilutive and included in the 2007 earnings per share calculation.

(10) Employee Benefit Plans

Net periodic benefit cost for our pension and other postretirement plans consists of the following for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
	2008	2007	2008	2007
Components of Net Periodic Benefit Cost
Service Cost	$2,033	$2,185	$132	$102
Interest Cost	5,712	5,501	573	519
Expected return on plan assets	(6,851)	(6,388)	(369)	(310)
Amortization of prior service cost	63	61	—	—
Recognized actuarial (gain) loss	(268)	—	(193)	—
Net Periodic Benefit Cost	$689	$1,359	$143	$311

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,
	2008	2007	2008	2007
Components of Net Periodic Benefit Cost
Service Cost	$4,203	$4,474	$282	$290
Interest Cost	11,438	10,900	1,184	1,221
Expected return on plan assets	(13,607)	(12,211)	(658)	(535)
Amortization of prior service cost	123	121	—	(180)
Recognized actuarial (gain) loss	(409)	—	(300)	—
Net Periodic Benefit Cost	$1,748	$3,284	$508	$796

In January 2008, we contributed approximately $21.9 million to our pension plans.

(11) Regulatory Matters

Federal Energy Regulatory Commission (FERC) Transmission Rate Case - In October 2006, we filed a request with the FERC for an electric transmission revenue increase. Our requested increase pertains only to FERC jurisdictional wholesale transmission and retail choice customers representing approximately $8.6 million in revenue. In May 2007, we implemented interim rates, which are subject to refund plus interest pending final resolution. We filed settlement documents on February 15, 2008 and are awaiting FERC approval. The interim rate increase contributed approximately $0.4 million and $1.1 million for the three and six months ended June 30, 2008, respectively, to regulated electric margin.

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
•

A commitment of 21 MWs of unit contingent power from Colstrip Unit 4 at Mid-Columbia (Mid-C) Index prices minus $19 per MWH, but not less than zero, to electric supply for a period of 76 months beginning March 1, 2008; and

•	We will submit a general electric and natural gas rate filing no later than July 31, 2009 based on a 2008 test year.

On July 1, 2008, the MPSC approved the stipulated agreement, finalizing the Montana electric and natural gas rate case.

(12) Financing Activities

During the second quarter of 2008, we issued $55 million of South Dakota First Mortgage Bonds at a fixed interest rate of 6.05% maturing May 1, 2018, and used the proceeds to redeem our 7.0%, $55 million South Dakota Mortgage Bonds due August 15, 2023. This transaction will reduce our annual interest expense by approximately $0.5 million.

In addition, we repaid our 5.85%, $7.6 million and 5.9%, $13.8 million South Dakota Pollution Control Bonds maturing in 2023. This transaction will reduce our annual interest expense by approximately $1.3 million.

(13) Proposed Colstrip Unit 4 Transaction

In January 2008, we announced that we had retained a financial advisor to assist us in the evaluation of our strategic options related to our 30% ownership interest in Colstrip Unit 4. Options reviewed included selling our ownership through a competitive bid process, putting the asset in rate base in Montana, or retaining the asset and contracting future sales of the plant output. On June 10, 2008, we entered into an agreement to sell our interest in Colstrip Unit 4 for $404 million in cash, subject to certain working capital adjustments. The agreement provides a timeline of 120 days for us to explore the viability of placing this asset into our Montana utility rate base. The agreement also contains certain termination rights for both us and the buyer in which, under specified circumstances, we may be required to pay a termination fee of $6.3 million or the buyer may be required to pay a termination fee of $20 million.

Consistent with these terms, on June 30, 2008, we submitted a filing with MPSC to initiate a review process to determine if it would be in the public interest to place our interest in Colstrip Unit 4 into rate base at an equivalent value to the negotiated selling price including certain adjustments. If the filing with the MPSC is rejected, the electric utility’s regulated supply group will have an option to purchase power at a discount to Mid-C Index prices as existing contracts expire and power becomes available in future years. In addition, the transaction is conditioned upon FERC approval and other customary closing conditions. We expect to complete this process by the end of 2008.

We have evaluated the potential sale of our interest in Colstrip Unit 4 for classification as held for sale under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The held for sale classification only applies to assets where the sale is subject to terms that are usual and customary for sales of such assets, and the sale of the asset is considered probable. The term probable is used consistent with the meaning associated with it in paragraph 3(a) of SFAS No. 5, Accounting for Contingencies, and refers to a future sale that is "likely to occur." The provisions of the agreement allowing us to explore the rate base alternative do not constitute usual and customary terms and the transaction is not considered probable, as defined, due to the uncertainty surrounding this process with the MPSC. We have continued to reflect the assets and results of operations of Colstrip Unit 4 as continuing operations, and will reevaluate our classification as the process progresses.

(14) Commitments and Contingencies

Environmental Liabilities

Environmental laws and regulations are continually evolving, and, therefore, the character, scope, cost and availability of the measures we may be required to take to ensure compliance with evolving laws or regulations cannot be accurately predicted. The range of exposure for environmental remediation obligations at present is estimated to range between $19.8 million to $57.0 million. As of June 30, 2008, we have a reserve of approximately $31.2 million. We anticipate that as environmental costs become fixed and reliably determinable, we will seek insurance reimbursement and/or authorization to recover these in rates; therefore, we do not expect these costs to have a material adverse effect on our consolidated financial position, ongoing operations, or cash flows.

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

In June 2008 the Sierra Club filed a lawsuit in U.S. District Court in South Dakota against NorthWestern and the other joint owners of the Big Stone plant alleging certain violations of the Clean Air Act. For further discussion see the Litigation – Sierra Club section below.

Manufactured Gas Plants

Approximately $25.4 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System (CERCLIS) list as contaminated with coal tar residue. We are currently investigating, characterizing, and initiating remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources. In 2007, we completed remediation of sediment in a short segment of Moccasin Creek that had been impacted by the former manufactured gas plant operations. Our current reserve for remediation costs at this site is approximately $11.8 million, and we estimate that approximately $10 million of this amount will be incurred during the next five years.

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

Milltown Dam Removal

Our subsidiary, Clark Fork and Blackfoot, LLC (CFB), owns the former Milltown Dam site, and previously operated a three MW hydroelectric generation facility located at the confluence of the Clark Fork and Blackfoot Rivers. Dam removal activities were initiated during the first quarter of 2008 and are expected to be complete within a year. Our remaining obligation to the State of Montana related to this site is approximately $0.6 million, which will be solely funded through the sale or transfer of land and water rights associated with the former Milltown Dam operations.

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

LEGAL PROCEEDINGS

Magten/Law Debenture/QUIPS Litigation

On July 10, 2008 the Delaware Bankruptcy Court approved the global settlement agreement that resolves the Magten and Law Debenture appeals, the Magten v. Certain Current and Former Officers of CFB litigation, the Magten v. Bank of New York litigation and the Magten and Law Debenture v. NorthWestern Corporation and Certain Individuals. On July 23, 2008 the Ad Hoc Committee filed an appeal to the global settlement agreement, however, we and the other parties involved waived a closing condition and closed on the settlement on July 24, 2008. Under the approved global settlement agreement Magten, Law Debenture, their lawyers and the holders of the QUIPS, collectively received a cash payment of $23 million to be allocated amongst them in accordance with the terms of the global settlement agreement. The cash payment was funded by our repurchase of 782,059 shares held in the disputed claims reserve established under our confirmed Plan of Reorganization (the Plan). In addition, we received a reimbursement of previously incurred legal fees and expenses of $4 million under separate agreements for which no Court approval was requested.

On July 11, 2008, we filed a motion seeking bankruptcy court approval for the purchase of the remaining shares in the disputed claim reserve. The cash from such purchase would be used to make a surplus distribution of all of the remaining assets in the disputed claims reserve to unsecured creditors and debt holders in Class 7 and Class 9 under the Plan, other than the holders of the QUIPS. The motion allows unsecured creditors and debt holders in Class 7 and Class 9 to elect to receive their surplus distribution in stock and accrued dividends or cash. The bankruptcy court approved this motion in July.

Each matter, described below in greater detail, generally related to claims of certain holders of quarterly income preferred securities in our Chapter 11 bankruptcy case.

Magten and Law Debenture v. NorthWestern Corporation - Magten Asset Management Corporation (Magten) and Law Debenture Trust Company (Law Debenture) initiated an adversary proceeding, which we referred to as the QUIPS Litigation, against NorthWestern seeking among other things, to void the transfer of certain assets and liabilities of CFB to us. In essence, Magten and Law Debenture asserted that the transfer of the transmission and distribution assets acquired from the Montana Power Company was a fraudulent conveyance because it allegedly left CFB insolvent and unable to pay certain claims. The plaintiffs also asserted that they were creditors of CFB as a result of Magten owning a portion of the Series A 8.45% Quarterly Income Preferred Securities (QUIPS) for which Law Debenture serves as the Indenture Trustee. Plaintiffs sought , among other things, the avoidance of the transfer of assets, declaration that the assets were fraudulently transferred and were not NorthWestern’s property, the imposition of constructive trusts over the transferred assets and the return of such assets to CFB.

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

Magten v. Bank of New York - In July 2006, Magten served a complaint against The Bank of New York (“BNY”) in an action filed in New York state court, seeking damages for alleged breach of contract, breach of fiduciary duty and negligence in connection with the same transaction described above which is at issue in the QUIPS Litigation. Specifically, Magten alleged that BNY, as the Indenture Trustee at the time of the 2002 transfer of assets from Montana Power Company to NorthWestern, should have taken steps to protect the QUIPS holders' interests by seeking to set aside the transfer and imposing a constructive trust on the assets. BNY has asserted a right to indemnification by NorthWestern for legal fees and costs incurred in defending against Magten's claims pursuant to the terms of the Indenture governing the QUIPS under which BNY served as Trustee.

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

In June 2006, we and the McGreevey plaintiffs entered into an agreement to settle all claims brought by the McGreevey plaintiffs in all of the actions described above, wherein the McGreevey plaintiffs executed a covenant not to execute against us, and we quit claimed any interest we had in any claims we may or may not have under any applicable directors and officers liability insurance policy, against any insurers for contractual or extracontractual damages, and against certain defendants in the McGreevey lawsuits. In November 2006, this agreement was approved by the Delaware Bankruptcy Court and the claims were discharged. We filed a joint motion with the plaintiffs' attorneys in U.S. District Court in Montana to dismiss the claims against us in the McGreevey lawsuits. On March 16, 2007, the U.S. District Court in Montana denied the motion to dismiss us from the McGreevey lawsuits, questioning the benefits of the settlement to be received by the class members in the settlement and the authority of the plaintiffs' counsel to have negotiated the settlement without a class having been certified by the court. On January 11, 2008, the U.S. District Court in Montana suggested that the settlement agreement was invalid because the plaintiffs' attorneys had not secured the court's permission to engage in settlement discussions. The District Court enjoined the plaintiffs from taking any further action in any of these matters. The plaintiffs appealed the District Court’s January 11th injunction to the Ninth Circuit U.S. Court of Appeals, where on July 10, 2008, the Ninth Circuit U.S. Court of Appeals heard oral arguments; a determination is pending. We do not anticipate a resolution of this litigation before class representatives and class counsel are approved by the U.S. District Court in Montana. However, we believe that given the scope of the Order confirming the Plan and the injunctions issued by the Delaware Bankruptcy Court which channeled the claims to the D&O Trust, we have limited exposure to the plaintiffs for damages arising from the McGreevey claims. We will continue to vigorously defend against these claims and explore ways to remove ourselves from the lawsuits.

City of Livonia

In November 2005, we and our directors were named as defendants in a shareholder class action and derivative action entitled City of Livonia Employee Retirement System v. Draper, et al., pending in the U.S. District Court for the District of South Dakota. The plaintiff claimed, among other things, that the directors breached their fiduciary duties by not sufficiently negotiating with Montana Public Power Inc. and Black Hills Corporation, two entities that had made public, unsolicited offers to purchase NorthWestern. On April 26, 2006, the City of Livonia amended its complaint to add allegations that our directors had erred in choosing an offer from Babcock and Brown Infrastructure Limited (BBI) because it was not the most attractive offer they had received for the company. In December 2006, the plaintiffs agreed to dismiss the lawsuit with prejudice on the condition that the federal court would retain jurisdiction over any award of attorneys' fees. Plaintiffs filed a motion for attorneys' fees and costs seeking $9.9 million on the grounds that the Board's acceptance of the BBI offer was attributable to their efforts. On December 13, 2007, the federal court ordered additional simultaneous briefing on the issue of whether, in light of the BBI termination, the Livonia litigation had benefited our shareholders. In March 2008 the district court ruled that the plaintiffs’ lawyers should receive approximately $1.8 million in fees and costs. We had filed an appeal of the court’s order in the U.S. Court of Appeals for the Eighth Circuit, and had also filed a lawsuit in South Dakota state court against the insurance carrier as the carrier would not provide a definitive decision that any award of attorneys' fees would be reimbursed by insurance proceeds. We recorded a $1.8 million liability during the first quarter of 2008, pending the outcome of the appeal and lawsuit against the insurance carrier. In May 2008, this litigation was settled, resulting in a payment directly from our insurance carrier to the plaintiffs’ lawyers. We reversed the $1.8 million liability during the second quarter of 2008.

Ammondson

In April 2005, a group of former employees of the Montana Power Company filed a lawsuit in the state court of Montana against us and certain officers styled Ammondson, et al. v. NorthWestern Corporation, et al., Case No. DV-05-97. The former employees have alleged that by moving to terminate their supplemental retirement contracts in our bankruptcy proceeding without having listed them as claimants or giving them notice of the disclosure statement and Plan, that we breached those contracts, and breached a covenant of good faith and fair dealing under Montana law and by virtue of filing a complaint in our Bankruptcy Case against those employees from seeking to prosecute their state court action against NorthWestern, we had engaged in malicious prosecution and should be subject to punitive damages. In May 2005, the Bankruptcy Court found that it did not have jurisdiction over these contracts, dismissed our action against these former employees, and transferred our motion to terminate the contracts to Montana state court, thereby removing any claim from consideration in the resolution of our bankruptcy case. In February 2007, a jury verdict was rendered against us in Montana state court, which ordered us to pay $17.4 million in compensatory and $4.0 million in punitive damages in a case called Ammondson, et al. v. NorthWestern Corporation, et al. Due to the verdict, we recognized a loss of $19.0 million in our 2006 results of operations to increase our recorded liability related to this claim. The Montana state court reviewed the amount of the punitive damages under state law and did not alter the amount. We have appealed the judgment to the Montana Supreme Court and posted a $25.8 million bond. We intend to vigorously pursue the appeal; however, there can be no assurance that we will prevail in our efforts. Interest accrues on the verdict amount during the appeal process.

Sierra Club

On June 10, 2008, Sierra Club filed a complaint in the U.S. District Court for the District of South Dakota (Northern Division) against the Company and two other co-owners (the Defendants) of Big Stone Generating Station (Big Stone). The complaint alleges certain violations of the (i) Prevention of Significant Deterioration and (ii) New Source Performance Standards (NSPS) provisions of the Clean Air Act and certain violations of the South Dakota State Implementation Plan (South Dakota SIP). The action further alleges that the Defendants modified and operated

Big Stone without obtaining the appropriate permits, without meeting certain emissions limits and NSPS requirements and without installing appropriate emission control technology, all allegedly in violation of the Clean Air Act and the South Dakota SIP. Plaintiff alleges that Defendants’ actions have contributed to air pollution and visibility impairment and have increased the risk of adverse health effects and environmental damage. Plaintiff seeks both declaratory and injunctive relief to bring the Defendants into compliance with the Clean Air Act and the South Dakota SIP and to require Defendants to remedy the alleged violations. Plaintiff also seeks unspecified civil penalties, including a beneficial mitigation project. We believe that these claims are without merit and that Big Stone has been and is being operated in compliance with the Clean Air Act and the South Dakota SIP. The ultimate outcome of these matters cannot be determined at this time.

Other Litigation and Contingencies

FERC Investigation

During the second quarter of 2007, we voluntarily informed the FERC of several potential regulatory compliance issues related to our natural gas business. The FERC is conducting an ongoing investigation into these matters. Based on our current assessment we do not anticipate the outcome of the FERC’s investigation will have a material adverse effect on our financial position.

Colstrip Energy Limited Partnership

In December 2006, the MPSC issued an order finalizing certain qualifying facility rates for the periods July 1, 2003 through June 30, 2006. Colstrip Energy Limited Partnership (CELP) is a qualifying facility with which we have a power purchase agreement through 2025. Under the terms of the power purchase agreement with CELP, energy and capacity rates were fixed through June 30, 2004 (with a small portion to be set by the MPSC's determination of rates in the annual avoided cost filing), and beginning July 1, 2004 through the end of the contract, energy and capacity rates are to be determined each year pursuant to a formula. CELP filed a complaint against NorthWestern and the MPSC in Montana district court on July 6, 2007 which contests the MPSC’s order. CELP is disputing inputs in to the rate-setting formula, used by us and approved by the MPSC on an annual basis, to calculate energy and capacity payments for the contract years 2004, 2005 and 2006. CELP is claiming that NorthWestern breached the power purchase agreement causing damages, which CELP asserts are not presently known but believed to be approximately $22 million for contract years 2004, 2005 and 2006. If the MPSC's order is upheld in its current form, we anticipate reducing our QF liability by approximately $25 to $50 million as our estimate of energy and capacity rates for the remainder of the contract period would be reduced. A temporary restraining order was agreed to by the parties and has been issued restraining us from implementing the rates finalized by the MPSC order pending an ultimate decision on CELP's complaint. On June 30, 2008, the state district court judge granted our motions to enforce the contractual arbitration provision and to stay all discovery and proceedings against NorthWestern Energy, pending the decision of the required contract arbitration. The state district court, on June 30, 2008, also granted a motion by the MPSC to bifurcate, having the effect of separating the issues between contract/tort claims and the administrative appeal of the MPSC’s orders; which we supported. The order also stayed the appellate decision pending a decision in our arbitration proceedings. We believe that we will prevail in the arbitration and intend to vigorously defend our positions. Concurrently, an adversary proceeding against CELP requesting a declaratory judgment has been sought by us in the Delaware Bankruptcy Court. On July 10, 2008, the Bankruptcy Court held a hearing and verbally advised the parties that they are to settle a scheduling order which provides for briefing and a July 30, 2008 hearing on CELP’s motion to stay the proceedings.

Colstrip Unit 4 Coal Royalties

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

Blue Dot Arbitration

During the second quarter of 2008, our subsidiary Blue Dot Services, LLC (Blue Dot) lost an arbitration matter with an insurance carrier and the insurance carrier was awarded $3.4 million plus interest related to a dispute that originated in 2007. The award was partially satisfied by $2.5 million in letter of credit draws by the insurance carrier. Blue Dot has approximately $300,000 in remaining cash and will likely need to liquidate through a bankruptcy filing. We classified Blue Dot as a discontinued operation in 2003. We do not anticipate Blue Dot’s ultimate liquidation will have a material adverse effect, if any, on our financial position.

MPSC Investigation

During the first quarter of 2008, the MPSC opened a proceeding to investigate our compliance with a 2004 MPSC order limiting our ability to provide loans, guarantees, advances, equity investments or working capital to subsidiaries or affiliates. This proceeding is in response to an MCC complaint that we violated the MPSC’s order when we purchased our previously leased interests in Colstrip Unit 4. We have provided documentation to the MPSC that we did not violate their order. The investigation is ongoing and we do not anticipate the outcome will have a material adverse effect, if any, on our financial position.

We are also subject to various other legal proceedings, governmental audits and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of operations, or cash flows.

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

Highlights

Recent highlights include:

•	Improved net income of $7.1 million as compared with the second quarter of 2007 due to higher margins as discussed below;
•	Began trading on the New York Stock Exchange beginning May 1, 2008;
•	Announced a share buyback program for approximately 3.1 million shares, equal to the number of shares in our disputed claim reserve;
•

Concluded our review of strategic options related to our interest in Colstrip Unit 4 by signing a purchase and sale agreement with Bicent (Montana) Power Company LLC (Bicent) for $404 million in cash. The agreement allows us to explore the viability of placing the asset in rate base;

•	Obtained approval of the stipulated agreement in our Montana electric and natural gas rate case filings by the MPSC;
•

Secured an upgrade of our senior secured and senior unsecured credit ratings by Moody’s Investors Service (Moody’s), giving us an investment grade credit rating with each of the three independent credit-rating agencies that rate us, including Fitch Investors Service (Fitch) and Standard and Poor’s Rating Group (S&P); and

•

Received approval of the settlement with Magten by the Bankruptcy Court, which resolves the last significant claim in our bankruptcy case and provides for reimbursement of previously incurred legal fees and expenses of $4 million.

Proposed Colstrip Unit 4 Transaction

In January 2008, we announced that we had retained a financial advisor to assist us in the evaluation of our strategic options related to our 30% ownership interest in Colstrip Unit 4. Options reviewed included selling our ownership through a competitive bid process, putting the asset in rate base in Montana, or retaining the asset and contracting future sales of the plant output. On June 10, 2008, we entered into an agreement to sell our interest in Colstrip Unit 4 for $404 million in cash, subject to certain working capital adjustments. The agreement provides a timeline of 120 days for us to explore the viability of placing this asset into our Montana utility rate base. The agreement also contains certain termination rights for both us and the buyer in which, under specified circumstances, we may be required to pay a termination fee of $6.3 million or the buyer may be required to pay a termination fee of $20 million.

Consistent with these terms, on June 30, 2008, we submitted a filing with MPSC to initiate a review process to determine if it would be in the public interest to place our interest in Colstrip Unit 4 into rate base at an equivalent value to the negotiated selling price including certain adjustments. If the filing with the MPSC is rejected, the electric utility’s regulated supply group will have an option to purchase power at a discount to Mid-C Index prices as existing contracts expire and power becomes available in future years. In addition, the transaction is conditioned upon FERC approval and other customary closing conditions. We expect to complete this process by the end of 2008.

Magten Settlement

In July 2008, the US Bankruptcy Court approved a settlement agreement between NorthWestern, Magten Asset

Management (Magten), Law Debenture Trust Company of New York (Law Debenture) and the Plan Committee that resolves the litigation related to claims of holders of quarterly income preferred securities (QUIPS) in our Chapter 11 bankruptcy case. On July 23, 2008 the Ad Hoc Committee filed an appeal to the global settlement agreement, however, we and the other parties involved waived a closing condition and closed on the settlement on July 24, 2008. Under the approved global settlement agreement Magten, Law Debenture, their lawyers and the holders of the QUIPS, collectively received a cash payment of $23 million to be allocated amongst them in accordance with the terms of the global settlement agreement. The cash payment was funded by our repurchase of 782,059 shares held in the disputed claims reserve established under our confirmed Plan of Reorganization. This settlement resolves the last significant claim from the bankruptcy case, and also provided for reimbursement of previously incurred legal fees and expenses of $4 million. See Note 14 – Legal Proceedings for further discussion.

OVERALL CONSOLIDATED RESULTS

The following is a summary of our results of operations for the three and six months ended June 30, 2008 and 2007. Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments. This discussion is followed by a more detailed discussion of operating results by segment.

Three Months Ended June 30, 2008 Compared with the Three Months Ended June 30, 2007

	Three Months Ended June 30,
	2008	2007	Change	% Change
	(in millions)
Operating Revenues
Regulated Electric	$179.0	$170.6	$8.4	4.9%
Regulated Natural Gas	80.5	62.0	18.5	29.8
Unregulated Electric	16.5	14.6	1.9	13.0
Other	8.7	16.7	(8.0)	(47.9)
Eliminations	(8.2)	(4.3)	(3.9)	(90.7)
	$276.5	$259.6	$16.9	6.5%

	Three Months Ended June 30,
	2008	2007	Change	% Change
	(in millions)
Cost of Sales
Regulated Electric	$87.2	$87.9	$(0.7)	(0.8)%
Regulated Natural Gas	49.9	36.9	13.0	35.2
Unregulated Electric	11.6	4.2	7.4	176.2
Other	8.4	16.2	(7.8)	(48.1)
Eliminations	(7.8)	(4.0)	(3.8)	(95.0)
	$149.3	$141.2	$8.1	5.7%

	Three Months Ended June 30,
	2008	2007	Change	% Change
	(in millions)
Gross Margin
Regulated Electric	$91.8	$82.7	$9.1	11.0%
Regulated Natural Gas	30.6	25.1	5.5	21.9
Unregulated Electric	4.9	10.4	(5.5)	(52.9)
Other	0.3	0.5	(0.2)	(40.0)
Eliminations	(0.4)	(0.3)	(0.1)	(33.3)
	$127.2	$118.4	$8.8	7.4%

Consolidated gross margin for the three months ended June 30, 2008 was $127.2 million, an increase of $8.8 million, or 7.4%, as compared with gross margin of $118.4 million in the second quarter of 2007. The following summarizes components of the change:

Gross Margin
2008 vs. 2007
(Millions of Dollars)
Rate increases	$4.9
Regulated electric and gas volumes	3.0
Regulated electric QF supply costs	3.9
Regulated electric wholesale	2.0
Unregulated electric volumes	5.2
Unregulated electric pricing and fuel supply costs	(5.5)
Unregulated electric unrealized loss on forward contracts	(5.2)
Other	0.5
Improvement in Gross Margin	$8.8

Improvements in gross margin were due to regulated electric and gas rate increases, increases in volumes from customer growth and usage, and lower qualifying facility (QF) supply costs based on actual QF pricing and output. In addition, we had improved electric wholesale margin due to increased plant availability. These improvements were partially offset by an overall decrease in our unregulated electric margin primarily due to a combination of lower average contracted prices and an increase in unrealized losses on forward contracts due to changes in forward prices of electricity. These forward contracts economically hedge a portion of our Colstrip Unit 4 output through 2009. The unrealized losses will reverse as the power is delivered and the underlying transactions are executed.

	Three Months Ended June 30,
	2008	2007	Change	% Change
	(in millions)
Operating Expenses
Operating, general and administrative	$53.9	$58.7	$(4.8)	(8.2)%
Property and other taxes	20.5	20.6	(0.1)	(0.5)
Depreciation	21.2	20.8	0.4	1.9
	$95.6	$100.1	$(4.5)	(4.5)%

Consolidated operating, general and administrative expenses were $53.9 million for the three months ended June 30, 2008 as compared with $58.7 million in the second quarter of 2007.

Operating, General & Administrative Expenses
2008 vs. 2007
(Millions of Dollars)
Operating lease expense	$(3.6)
Legal and professional fees	(4.5)
Other	3.3
Reduction in Operating, General & Administrative Expenses	$(4.8)

The reduction in operating, general and administrative expenses of $4.8 million was primarily due to decreased operating lease expense related to the purchase of our previously leased interest in Colstrip Unit 4 during 2007 (we expect operating lease expense to decrease $14.4 million in 2008) and lower legal and professional fees, which includes the reversal of the $1.8 million judgment related to the City of Livonia shareholder litigation that was previously recorded in the first quarter of 2008 due to an insurance recovery. In July 2008, we received a reimbursement of previously incurred legal fees in connection with the Magten settlement discussed above. This receipt will reduce our operating, general and administrative expenses by $4.0 million during the third quarter of 2008.

Property and other taxes remained flat, with $20.5 million for the three months ended June 30, 2008 as compared to $20.6 million in the second quarter of 2007. Property taxes in 2007 are net of approximately $1.7 million collected through our Montana property tax tracker.

Depreciation expense was $21.2 million for the three months ended June 30, 2008 as compared with $20.8 million in the second quarter of 2007. The increase was primarily due to the purchase of our previously leased interest in Colstrip Unit 4.

Consolidated operating income for the three months ended June 30, 2008 was $31.5 million, as compared with $18.2 million in the second quarter of 2007. This $13.3 million increase was due to the $8.8 million increase in gross margin and lower operating expenses as discussed above.

Consolidated interest expense for the three months ended June 30, 2008 was $15.8 million, an increase of $1.3 million, or 9.0%, from the second quarter of 2007. This increase was primarily related to the additional debt incurred with the purchase of our previously leased interest in Colstrip Unit 4.

Consolidated income tax expense for the three months ended June 30, 2008 was $6.0 million as compared with $1.6 million in the second quarter of 2007. Our effective tax rate for 2008 was 38.7% as compared to 39.0% for 2007. While we reflect an income tax provision in our financial statements, we expect our cash payments for income taxes will be minimal through at least 2010, based on our anticipated use of net operating losses.

Consolidated net income for the three months ended June 30, 2008 was $9.5 million as compared with $2.4 million for the second quarter of 2007. This increase was primarily due to improved margins.

Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007

	Six Months Ended June 30,
	2008	2007	Change	% Change
	(in millions)
Operating Revenues
Regulated Electric	$375.6	$349.1	$26.5	7.6%
Regulated Natural Gas	252.2	220.2	32.0	14.5
Unregulated Electric	37.0	36.8	0.2	0.5
Other	16.5	32.8	(16.3)	(49.7)
Eliminations	(18.8)	(12.8)	(6.0)	(46.9)
	$662.5	$626.1	$36.4	5.8%

	Six Months Ended June 30,
	2008	2007	Change	% Change
	(in millions)
Cost of Sales
Regulated Electric	$190.3	$180.7	$9.6	5.3%
Regulated Natural Gas	171.2	152.1	19.1	12.6
Unregulated Electric	18.7	8.4	10.3	122.6
Other	16.1	31.2	(15.1)	(48.4)
Eliminations	(17.8)	(11.9)	(5.9)	(49.6)
	$378.5	$360.5	$18.0	5.0%

	Six Months Ended June 30,
	2008	2007	Change	% Change
	(in millions)
Gross Margin
Regulated Electric	$185.3	$168.4	$16.9	10.0%
Regulated Natural Gas	81.0	68.1	12.9	18.9
Unregulated Electric	18.3	28.4	(10.1)	(35.6)
Other	0.4	1.6	(1.2)	(75.0)
Eliminations	(1.0)	(0.9)	(0.1)	(11.1)
	$284.0	$265.6	$18.4	6.9%

Consolidated gross margin was $284.0 million for the six months ended June 30, 2008, an increase of $18.4 million, or 6.9%, from gross margin in the same period of 2007. The following summarizes components of the change:

Gross Margin
2008 vs. 2007
(Millions of Dollars)
Rate increases	$10.6
Regulated electric and gas volumes	10.0
Regulated electric QF supply costs	3.5
Regulated electric wholesale	2.6
Unregulated electric volumes	8.1
Unregulated electric pricing and fuel supply costs	(11.8)
Unregulated electric unrealized loss on forward contracts	(6.4)
Other	1.8
Improvement in Gross Margin	$18.4

Improvements in regulated electric and gas margin were due to an increase in rates, an increase in volumes from customer growth and usage, and lower qualifying facility (QF) supply costs based on actual QF pricing and output. In addition, we had improved electric wholesale margin due to increased plant availability. These improvements were partially offset by an overall decrease in our unregulated electric margin primarily due to a combination of lower average contracted prices and an unrealized loss on forward contracts as discussed above.

	Six Months Ended June 30,
	2008	2007	Change	% Change
	(in millions)
Operating Expenses
Operating, general and administrative	$113.9	$121.1	$(7.2)	(5.9)%
Property and other taxes	44.2	41.3	2.9	7.0
Depreciation	42.3	40.7	1.6	3.9
	$200.4	$203.1	$(2.7)	(1.3)%

Consolidated operating, general and administrative expenses were $113.9 million for the six months ended June 30, 2008 as compared with $121.1 million in the same period of 2007.

Operating, General & Administrative Expenses
2008 vs. 2007
(Millions of Dollars)
Operating lease expense	$(8.5)
Legal and professional fees	(1.7)
Other	3.0
Reduction in Operating, General & Administrative Expenses	$(7.2)

The reduction in operating, general and administrative expenses of $7.2 million was primarily due to decreased operating lease expense related to the purchase of our previously leased interest in Colstrip Unit 4 during 2007 (we expect operating lease expense to decrease $14.4 million in 2008) and lower legal and professional fees.

Property and other taxes were $44.2 million for the six months ended June 30, 2008 as compared to $41.3 million in the same period of 2007. Property taxes in 2007 are net of approximately $2.9 million collected through our Montana property tax tracker.

Depreciation expense was $42.3 million for the six months ended June 30, 2008 as compared with $40.7 million in the same period of 2007. The increase was primarily due to the purchase of our previously leased interest in Colstrip Unit 4.

Consolidated operating income for the six months ended June 30, 2008 was $83.6 million, as compared with $62.6 million in the same period of 2007. This $21.0 million increase was due to the $18.4 million increase in gross margin and lower operating expenses as discussed above.

Consolidated interest expense for the six months ended June 30, 2008 was $31.8 million, an increase of $4.1 million, or 14.8%, from the same period of 2007. This increase was primarily related to the additional debt incurred with the purchase of our previously leased interest in Colstrip Unit 4.

Consolidated income tax expense for the six months ended June 30, 2008 was $19.2 million as compared with $14.0 million in the same period of 2007. Our effective tax rate for 2008 was 38.7% as compared to 39.0% for 2007.

Consolidated net income for the six months ended June 30, 2008 was $33.0 million compared with $21.6 million for the same period of 2007. This increase was primarily due to higher operating income offset by higher interest and income tax expense as discussed above.

REGULATED ELECTRIC SEGMENT

Three Months Ended June 30, 2008 Compared with the Three Months Ended June 30, 2007

	Results
	2008	2007	Change	% Change
	(in millions)
Total Revenues	179.0	170.6	8.4	4.9
Total Cost of Sales	87.2	87.9	(0.7)	(0.8)
Gross Margin	$91.8	$82.7	$9.1	11.0%
% GM/Rev	51.3%	48.5%

The following summarizes the components of the changes in regulated electric margin for the three months ended June 30, 2008 and 2007:

Gross Margin
2008 vs. 2007
(Millions of Dollars)
QF supply costs	$3.9
Montana jurisdiction transmission and distribution rate increase	2.6
Wholesale	2.0
Customer growth and usage	0.5
FERC jurisdiction transmission interim rate increase (subject to refund)	0.4
Transmission volumes	(0.9)
Other	0.6
Improvement in Gross Margin	$9.1

This improvement is due to the annual adjustment of our QF related supply costs to reflect actual QF pricing and output, which was lower than our estimate; rate increases; and slightly higher wholesale margin due to increased plant availability. Lower transmission volumes with less demand to transmit energy for others across our lines partly offset these increases.

The following summarizes regulated electric volumes and customer counts for the three months ended June 30, 2008 and 2007:

	Volumes MWH
	2008	2007	Change	% Change
	(in thousands)
Retail Electric
Montana	498	461	37	8.0%
South Dakota	105	103	2	1.9
Residential	603	564	39	6.9
Montana	756	754	2	0.3
South Dakota	200	193	7	3.6
Commercial	956	947	9	1.0
Industrial	773	746	27	3.6
Other	38	45	(7)	(15.6)
Total Retail Electric	2,370	2,302	68	3.0%
Wholesale Electric	82	33	49	148.5%

Average Customer Counts	2008	2007	Change	% Change
Retail Electric
Montana	265,820	262,209	3,611	1.4%
South Dakota	47,882	47,603	279	0.6
Residential	313,702	309,812	3,890	1.3
Montana	59,449	58,106	1,343	2.3
South Dakota	11,522	11,373	149	1.3
Commercial	70,971	69,479	1,492	2.1
Industrial	71	70	1	1.4
Other	5,559	5,699	(140)	(2.5)
Total Retail Electric	390,303	385,060	5,243	1.4%

	2008 as compared to:
Cooling Degree-Days	2007	Historic Average
Montana	37% colder	21% colder
South Dakota	84% colder	75% colder

Regulated electric volumes increased due primarily to customer growth. Regulated wholesale electric volumes increased due to increased plant availability as compared with 2007. Although the weather in our service territories was significantly colder than the prior year, our customer usage is not highly sensitive to these changes during the shoulder months between the heating and cooling seasons.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

	Results
	2008	2007	Change	% Change
	(in millions)
Total Revenues	375.6	349.1	26.5	7.6
Total Cost of Sales	190.3	180.7	9.6	5.3
Gross Margin	$185.3	$168.4	$16.9	10.0%
% GM/Rev	49.3%	48.2%

The following summarizes the components of the changes in regulated electric margin for the six months ended June 30, 2008 and 2007:

Gross Margin
2008 vs. 2007
(Millions of Dollars)
Customer growth, usage and colder weather	$5.0
Montana jurisdiction transmission and distribution rate increase	4.7
QF supply costs	3.5
Wholesale	2.6
FERC jurisdiction transmission interim rate increase (subject to refund)	1.1
Transmission volumes	(0.9)
Other	0.9
Improvement in Gross Margin	$16.9

This improvement is primarily due to rate increases and increased volumes from customer growth, usage and colder weather, lower QF supply costs as discussed above, and improved wholesale margin due to increased plant availability. Lower transmission volumes with less demand to transmit energy for others across our lines partly offset these increases.

The following summarizes regulated electric volumes and customer counts for the six months ended June 30, 2008 and 2007:

	Volumes MWH
	2008	2007	Change	% Change
	(in thousands)
Retail Electric
Montana	1,167	1,096	71	6.5%
South Dakota	264	251	13	5.2
Residential	1,431	1,347	84	6.2
Montana	1,555	1,542	13	0.8
South Dakota	422	396	26	6.6
Commercial	1,977	1,938	39	2.0
Industrial	1,534	1,480	54	3.6
Other	63	70	(7)	(10.0)
Total Retail Electric	5,005	4,835	170	3.5%
Wholesale Electric	131	65	66	101.5%

Average Customer Counts	2008	2007	Change	% Change
Retail Electric
Montana	265,962	262,191	3,771	1.4%
South Dakota	47,895	47,634	261	0.5
Residential	313,857	309,825	4,032	1.3
Montana	59,299	57,912	1,387	2.4
South Dakota	11,427	11,279	148	1.3
Commercial	70,726	69,191	1,535	2.2
Industrial	71	71	—	—
Other	5,106	5,146	(40)	(0.8)
Total Retail Electric	389,760	384,233	5,527	1.4%

	2008 as compared to:
Cooling Degree-Days	2007	Historic Average
Montana	37% colder	21% colder
South Dakota	84% colder	75% colder

Regulated electric volumes increased due primarily to customer growth, usage and colder weather during the first quarter of 2008. Regulated wholesale electric volumes increased due to increased plant availability as compared with 2007. There are no cooling degree days in the first three months of the year in our service territories; therefore, cooling degree-days are the same for the three and six months ended June 30, 2008.

REGULATED NATURAL GAS SEGMENT

Three Months Ended June 30, 2008 Compared with the Three Months Ended June 30, 2007

	Results
	2008	2007	Change	% Change
	(in millions)
Total Revenues	80.5	62.0	18.5	29.8
Total Cost of Sales	49.9	36.9	13.0	35.2
Gross Margin	$30.6	$25.1	$5.5	21.9%
% GM/Rev	38.0%	40.5%

The following summarizes the components of the changes in regulated natural gas margin for the three months ended June 30, 2008 and 2007:

Gross Margin
2008 vs. 2007
(Millions of Dollars)
Colder weather and customer growth	$3.4
South Dakota and Nebraska jurisdictions transportation and distribution rate increase	1.1
Montana jurisdiction transportation and distribution rate increase	0.8
Storage	0.2
Improvement in Gross Margin	$5.5

This improvement is primarily due to increased volumes due to colder weather and 1.3% customer growth, along with rate increases.

The following summarizes regulated natural gas volumes, customer counts and heating degree-days for the three months ended June 30, 2008 and 2007:

	Volumes Dekatherms
	2008	2007	Change	% Change
	(in thousands)
Retail Gas
Montana	2,523	1,955	568	29.1%
South Dakota	589	466	123	26.4
Nebraska	526	412	114	27.7
Residential	3,638	2,833	805	28.4
Montana	1,234	981	253	25.8
South Dakota	542	434	108	24.9
Nebraska	596	483	113	23.4
Commercial	2,372	1,898	474	25.0
Industrial	16	24	(8)	(33.3)
Other	29	20	9	45.0
Total Retail Gas	6,055	4,775	1,280	26.8%

Average Customer Counts	2008	2007	Change	% Change
Retail Gas
Montana	155,546	152,968	2,578	1.7%
South Dakota	36,498	36,527	(29)	(0.1)
Nebraska	36,344	36,109	235	0.7
Residential	228,388	225,604	2,784	1.2
Montana	21,770	21,308	462	2.2
South Dakota	5,760	5,732	28	0.5
Nebraska	4,519	4,513	6	0.1
Commercial	32,049	31,553	496	1.6
Industrial	305	312	(7)	(2.2)
Other	139	141	(2)	(1.4)
Total Retail Gas	260,881	257,610	3,271	1.3%

2008 as compared with:
Heating Degree-Days	2007	Historic Average
Montana	25% colder	10% colder
South Dakota	36% colder	12% colder
Nebraska	44% colder	10% colder

Regulated natural gas volumes increased due to colder weather and customer growth.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

	Results
	2008	2007	Change	% Change
	(in millions)
Total Revenues	252.2	220.2	32.0	14.5
Total Cost of Sales	171.2	152.1	19.1	12.6
Gross Margin	$81.0	$68.1	$12.9	18.9%
% GM/Rev	32.1%	30.9%

The following summarizes the components of the changes in regulated natural gas margin for the six months ended June 30, 2008 and 2007:

Gross Margin
2008 vs. 2007
(Millions of Dollars)
Colder weather and customer growth	$5.9
South Dakota and Nebraska jurisdictions transportation and distribution rate increase	2.8
Montana jurisdiction transportation and distribution rate increase	2.0
Transfer of previously unregulated customers	0.7
Storage	0.6
Other	0.9
Improvement in Gross Margin	$12.9

This improvement is primarily due to increased volumes due to colder weather and 1.3% customer growth along with rate increases.

The following summarizes regulated natural gas volumes, customer counts and heating degree-days for the six months ended June 30, 2008 and 2007:

	Volumes Dekatherms
	2008	2007	Change	% Change
	(in thousands)
Retail Gas
Montana	8,091	6,989	1,102	15.8%
South Dakota	2,196	1,992	204	10.2
Nebraska	1,931	1,794	137	7.6
Residential	12,218	10,775	1,443	13.4
Montana	3,991	3,510	481	13.7
South Dakota	1,920	1,615	305	18.9
Nebraska	1,880	1,707	173	10.1
Commercial	7,791	6,832	959	14.0
Industrial	136	96	40	41.7
Other	82	108	(26)	(24.1)
Total Retail Gas	20,227	17,811	2,416	13.6%

Average Customer Counts	2008	2007	Change	% Change
Retail Gas
Montana	155,652	152,953	2,699	1.8%
South Dakota	36,706	36,708	(2)	—
Nebraska	36,616	36,441	175	0.5
Residential	228,974	226,102	2,872	1.3
Montana	21,728	21,247	481	2.3
South Dakota	5,799	5,764	35	0.6
Nebraska	4,556	4,548	8	0.2
Commercial	32,083	31,559	524	1.7
Industrial	306	315	(9)	(2.9)
Other	139	140	(1)	(0.7)
Total Retail Gas	261,502	258,116	3,386	1.3%

2008 as compared with:
Heating Degree-Days	2007	Historic Average
Montana	14% colder	3% colder
South Dakota	11% colder	5% colder
Nebraska	12% colder	5% colder

Regulated natural gas volumes increased due to colder weather and customer growth.

UNREGULATED ELECTRIC SEGMENT

Three Months Ended June 30, 2008 Compared with the Three Months Ended June 30, 2007

Our unregulated electric segment primarily consists of our joint ownership in the Colstrip Unit 4 generation facility, which represents approximately 30% or approximately 222 MWs at full load. We sell our Colstrip Unit 4 output principally to two unrelated third parties under agreements through December 2010. Under a separate agreement we repurchase 111 MWs through December 2010. These 111 MWs were available for market sales to other third parties through June 2007. Beginning July 1, 2007, 90 MWs of base-load energy from Colstrip Unit 4 are being supplied to the Montana electric supply load (included in our regulated electric segment) for a term of 11.5 years at an average nominal price of $35.80 per MWH. In addition, 21 MWs of base-load energy from Colstrip Unit 4 are being provided to the Montana electric supply load for a term of 76 months beginning in March 2008 at $19 per MWH below the Mid-C Index price with a floor of zero.

	Results
	2008	2007	Change	% Change
	(in millions)
Total Revenues	16.5	14.6	1.9	13.0
Total Cost of Sales	11.6	4.2	7.4	176.2
Gross Margin	$4.9	$10.4	$(5.5)	(52.9)%
% GM/Rev	29.7%	71.2%

The following summarizes the components of the changes in unregulated electric margin for the three months ended June 30, 2008 and 2007:

Gross Margin
2008 vs. 2007
(Millions of Dollars)
Volumes	$5.2
Average prices	(3.2)
Unrealized loss on forward contracts	(5.2)
Fuel supply costs	(2.3)
Decline in Gross Margin	$(5.5)

The decrease in margin was primarily due to lower average contracted prices and higher fuel supply costs. In addition, we recorded an unrealized loss of $5.2 million during the second quarter of 2008 on forward contracts due to changes in forward prices of electricity. These contracts economically hedge a portion of our Colstrip Unit 4 output through 2009, and do not qualify for hedge accounting, therefore market value adjustments are included in cost of sales. The unrealized losses will reverse as the power is delivered and the underlying transactions are executed. An increase in volumes from higher plant availability partly offset these decreases.

The following summarizes unregulated electric volumes for the three months ended June 30, 2008 and 2007:

	Volumes MWH
	2008	2007	Change	% Change
	(in thousands)
Wholesale Electric	416	307	109	35.5%

The increase in energy available to sell as compared with 2007 was due to increased plant availability.

We expect our margin to decrease throughout 2008 under the terms of our Colstrip Unit 4 commitments to Montana regulated electric supply discussed above. See the Overview section for additional information related to our Colstrip Unit 4 strategic review process.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

	Results
	2008	2007	Change	% Change
	(in millions)
Total Revenues	37.0	36.8	0.2	0.5
Total Cost of Sales	18.7	8.4	10.3	122.6
Gross Margin	$18.3	$28.4	$(10.1)	(35.6)%
% GM/Rev	49.5%	77.2%

The following summarizes the components of the changes in unregulated electric margin for the six months ended June 30, 2008 and 2007:

Gross Margin
2008 vs. 2007
(Millions of Dollars)
Volumes	$8.1
Average prices	(8.8)
Unrealized loss on forward contracts	(6.4)
Fuel supply costs	(3.0)
Decline in Gross Margin	$(10.1)

The decrease in margin was primarily due to lower average contracted prices and higher fuel supply costs. In addition, as discussed above, we recorded an unrealized loss of $6.4 million during the first six months of 2008 related to economic hedges due to changes in forward prices of electricity. An increase in volumes from higher plant availability partly offset these decreases.

The following summarizes unregulated electric volumes for the six months ended June 30, 2008 and 2007:

	Volumes MWH
	2008	2007	Change	% Change
	(in thousands)
Wholesale Electric	891	735	156	21.2%

The increase in energy available to sell as compared with 2007 was due to increased plant availability.

LIQUIDITY AND CAPITAL RESOURCES

We utilize our revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to reduce borrowings. As of June 30, 2008, we had cash and cash equivalents of $24.2 million, and revolver availability of $178.4 million. During the six months ended June 30, 2008, we used existing cash to repay $42.9 million of debt, paid dividends on common stock of $25.7 million, property tax payments of $42.8 million and contributed $21.9 million to our pension plans.

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

As of June 30, 2008, we are over collected on our current Montana natural gas and electric trackers by approximately $35.7 million, as compared with an over collection of $20.7 million as of June 30, 2007. This over collection is primarily due to increases in our electric supply rates during 2007 based on higher forward contracted prices. This has the effect of phasing in the supply cost increases over two years.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Six Months Ended June 30,
	2008	2007
Operating Activities
Net income	$33.0	$21.6
Non-cash adjustments to net income	73.0	58.3
Changes in working capital	27.0	66.0
Other	(8.4)	(9.7)
	124.6	136.2
Investing Activities
Property, plant and equipment additions	(43.1)	(52.6)
Sale of assets	—	0.6
Colstrip Unit 4 acquisition	—	(40.2)
	(43.1)	(92.2)
Financing Activities
Net repayment of debt	(42.9)	(33.9)
Dividends on common stock	(25.7)	(22.3)
Other	(1.5)	10.3
	(70.1)	(45.9)

Net Increase (Decrease) in Cash and Cash Equivalents	$11.4	$(1.9)
Cash and Cash Equivalents, beginning of period	$12.8	$1.9
Cash and Cash Equivalents, end of period	$24.2	$—

Cash Provided by Operating Activities

As of June 30, 2008, cash and cash equivalents were $24.2 million, as compared with $12.8 million at December 31, 2007 and no cash and cash equivalents at June 30, 2007. Cash provided by operating activities totaled $124.6 million for the six months ended June 30, 2008 as compared with $136.2 million during the six months ended June 30, 2007. This decrease in operating cash flows was primarily related to the timing of accounts receivable collections, partially offset by decreased purchases of storage gas and higher net income.

Cash Used in Investing Activities

Cash used in investing activities totaled $43.1 million during the six months ended June 30, 2008, as compared with $92.2 million during the six months ended June 30, 2007. During the six months ended June 30, 2008 we invested $43.1 million in property, plant and equipment additions as compared with $52.6 million in 2007. In addition, in 2007 we used $40.2 million to complete the purchase of a portion of our previously leased interest in the Colstrip Unit 4 generating facility.

Cash Used in Financing Activities

Cash used in financing activities totaled $70.1 million during the six months ended June 30, 2008, as compared with $45.9 million during the six months ended June 30, 2007. During the six months ended June 30, 2008 we have made net debt repayments of $42.9 million and paid dividends on common stock of $25.7 million. During the six months ended June 30, 2007 we made debt repayments of $33.9 million and paid dividends on common stock of $22.3 million.

Sources and Uses of Funds

We believe that our cash on hand, operating cash flows, and borrowing capacity, taken as a whole, provide sufficient resources to fund our ongoing operating requirements, debt maturities, anticipated dividends and estimated future capital expenditures during the next twelve months. As of July 25, 2008, our availability under our revolving line of credit was approximately $180.7 million.

We announced a common stock repurchase program during the second quarter 2008, which allows us to repurchase approximately 3.1 million shares. This amount is equal to the number of shares in the disputed claims reserve established under our Plan of Reorganization that was confirmed by the bankruptcy court in 2004. We anticipate using approximately $75 million to $80 million to repurchase these shares during the remainder of 2008. There were no purchases during the second quarter of 2008.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of June 30, 2008. See our Annual Report on Form 10-K for the year ended December 31, 2007 for additional discussion.

	Total	2008	2009	2010	2011	2012	Thereafter
	(in thousands)
Long-term Debt	$763,717	$9,684	$120,045	$23,605	$6,578	$3,792	$600,013
Capital Leases	39,248	1,282	1,246	1,174	1,265	1,363	32,918
Future Minimum Operating Lease Payments	4,403	860	1,394	992	609	444	104
Estimated Pension and Other Postretirement Obligations (1)	87,300	2,100	22,200	22,600	21,500	18,900	N/A
Qualifying Facilities (2)	1,489,468	30,287	61,586	63,589	65,323	67,111	1,201,572
Supply and Capacity Contracts (3)	1,887,669	333,081	487,719	343,225	138,632	130,572	454,440
Contractual Interest Payments on Debt (4)	334,792	22,135	40,602	36,203	34,052	33,639	168,161
Total Commitments (5)	$4,606,597	$399,429	$734,792	$491,388	$267,959	$255,821	$2,457,208

(1)	We have estimated cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter.
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

Credit Ratings

Fitch, Moody’s and S&P are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of July 25, 2008, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Corporate Rating	Outlook
Fitch (1)	BBB	BBB-	BBB-	Positive
Moody’s (2)	Baa2	Baa3	N/A	Positive
S&P (3)	A- (MT) BBB+ (SD)	BBB-	BBB	Stable

(1)	Fitch changed our outlook from stable to positive on June 23, 2008.
(2)	Moody’s upgraded our senior secured and senior unsecured credit ratings on July 9, 2008 from Baa3 and Ba2, respectively, as reflected above.
(3)	S&P upgraded our senior secured, senior unsecured, and corporate credit ratings during the first quarter of 2008 from BBB, BB-, and BB+, respectively, as reflected above.

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

As of June 30, 2008, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2007. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

We utilize various risk management instruments to reduce our exposure to market interest rate changes. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. All of our debt has fixed interest rates, with the exception of our revolver and the Colstrip Lease Holdings (CLH) $100 million loan. The revolving credit facility bears interest at a variable rate (currently approximately 3.67% as of June 30, 2008) tied to the London Interbank Offered Rate (LIBOR) plus a credit spread. The CLH loan currently bears interest at approximately 4.04%, which is 1.25% over LIBOR. Based upon amounts outstanding as of June 30, 2008, a 1% increase in the LIBOR would increase our annual interest expense by approximately $1.0 million.

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

In our unregulated electric segment we use forward contracts to manage our exposure to the market price of electricity. We have entered into unit-contingent forward contracts for the sale of a significant portion of the output. In addition, we have economically hedged a portion of our output through 2009. As of June 30, 2008 market prices exceeded our contracted forward sales prices by approximately $6.4 million. These market value adjustments will reverse as the power is delivered.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 14, Commitments and Contingencies, to the Consolidated Financial Statements for information about legal proceedings.

ITEM 1A.	RISK FACTORS

You should carefully consider the risk factors described below, as well as all other information available to you, before making an investment in our shares or other securities.

The agreement to sell our interest in Colstrip Unit 4 to Bicent will only be completed if certain conditions are met, including review of the option to place the asset in rate base and various federal regulatory approvals. We may not be able to obtain an equivalent selling price yielding the same economic value if the transaction is not completed.

On June 10, 2008, we entered into an agreement to sell our interest in Colstrip Unit 4 for $404 million in cash, subject to certain working capital adjustments. The agreement provides a timeline of 120 days for us to explore the viability of placing this asset into our Montana utility rate base. Consistent with these terms, on June 30, 2008, we submitted a filing with MPSC to initiate a review process to determine if it would be in the public interest to place our interest in Colstrip Unit 4 into rate base at an equivalent value to the negotiated selling price. If the MPSC does not include the asset in our Montana utility rate base as requested in the filing, we intend to complete the sale of Colstrip 4 pursuant to the terms of the purchase agreement. However, consummation of the sale is subject to significant conditions, and if those conditions are not fulfilled, or if Bicent (Montana) Power Company, the purchaser, does not perform its obligations under the purchase agreement, we may not be able to obtain a selling price equivalent to the current agreement.

We are subject to extensive governmental laws and regulations that affect our industry and our operations, which could have a material adverse effect on our results of operations and financial condition.

We are subject to regulation by federal and state governmental entities, including the FERC, MPSC, South Dakota Public Utilities Commission and Nebraska Public Service Commission. Regulations can affect allowed rates of return, recovery of costs and operating requirements. In addition, existing regulations may be revised or reinterpreted, new laws, regulations, and interpretations thereof may be adopted or become applicable to us and future changes in laws and regulations may have a detrimental effect on our business.

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

Our range of exposure for current environmental remediation obligations is estimated to be $19.8 million to $57.0 million. We had an environmental reserve of $31.2 million at June 30, 2008. This reserve was established in anticipation of future remediation activities at our various environmental sites and does not factor in any exposure to us arising from new regulations, private tort actions or claims for damages allegedly associated with specific environmental conditions. To the extent that our environmental liabilities are greater than our reserves or we are unsuccessful in recovering anticipated insurance proceeds under the relevant policies or recovering a material portion of remediation costs in our rates, our results of operations and financial condition could be adversely affected.

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

We must meet certain credit quality standards. If we are unable to maintain investment grade credit ratings, we would be required under certain credit agreements to provide collateral in the form of letters of credit or cash, which may materially adversely affect our liquidity and /or access to capital.

A downgrade of our credit ratings could adversely affect our liquidity, as counter parties could require us to post collateral. In addition, our ability to raise capital on favorable terms could be hindered, and our borrowing costs could increase.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 2008, we held our annual meeting of shareholders. At that meeting, the following matters were voted upon:

1.	All of the Directors were elected to serve a one-year term as Directors until the 2009 Annual Meeting.

	VOTES FOR:	VOTES WITHHELD:
Stephen P. Adik	28,747,062	489,014
E. Linn Draper	28,746,192	489,884
Jon S. Fossel	28,750,349	485,727
Michael J. Hanson	28,750,272	485,804
Julia L. Johnson	28,751,838	484,238
Philip L. Maslowe	28,759,157	476,919
D. Louis Peoples	28,717,964	518,112

2.	The ratification of Deloitte & Touche, LLP as our independent auditors was approved.

	FOR:	AGAINST:	ABSTAIN:
Votes	28,762,538	473,538	—

ITEM 6.	EXHIBITS
(a)	Exhibits

Exhibit 4.1—Eighth Supplemental Indenture, dated as of May 1, 2008, by and between NorthWestern Corporation and The Bank of New York, as trustee under the General Mortgage Indenture and Deed of Trust dated as of August 1, 1993.

Exhibit 10.1—Purchase and Sale Agreement, dated June 9, 2008, among Bicent (Montana) Power Company LLC and NorthWestern Corporation.

Exhibit 99.1—Bond Purchase Agreement, dated May 1, 2008, between NorthWestern Corporation and initial purchasers.

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

NORTHWESTERN CORPORATION
Date: July 31, 2008	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*4.1

Eighth Supplemental Indenture, dated as of May 1, 2008, by and between NorthWestern Corporation and The Bank of New York, as trustee under the General Mortgage Indenture and Deed of Trust dated as of August 1, 1993.

*10.1	Purchase and Sale Agreement, dated June 9, 2008, among Bicent (Montana) Power Company LLC and NorthWestern Corporation.
*99.1	Bond Purchase Agreement, dated May 1, 2008, between NorthWestern Corporation and initial purchasers.
*31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith