Form 10-Q
period 2008-09-30
NORTHWESTERN CORP
filed 2008-10-30
CIK 73088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

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

Common Stock, Par Value $.01

35,910,281 shares outstanding at October 24, 2008

NORTHWESTERN CORPORATION

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

On one or more occasions, we may make statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts, included or incorporated by reference herein, relating to management's current expectations of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

•	adverse changes in general economic and competitive conditions in the US financial markets and in our service territories.

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

We undertake no obligation, except as required by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the Securities and Exchange Commission (SEC) on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” “NorthWestern Corporation,” “NorthWestern Energy” and “NorthWestern” refer specifically to NorthWestern Corporation and its subsidiaries.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHWESTERN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$8,575	$12,773
Restricted cash	16,166	14,482
Accounts receivable, net of allowance	108,540	143,482
Inventories	90,896	63,586
Regulatory assets	31,759	27,049
Prepaid energy supply	2,730	3,166
Deferred income taxes	15,076	2,987
Other	4,512	10,829
Total current assets	278,254	278,354
Property, plant, and equipment, net	1,816,150	1,770,880
Goodwill	355,128	355,128
Regulatory assets	124,534	123,041
Other noncurrent assets	19,748	19,977
Total assets	$2,593,814	$2,547,380
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital leases	$1,218	$2,389
Current maturities of long-term debt	19,514	18,617
Accounts payable	72,340	91,588
Accrued expenses	224,856	168,610
Regulatory liabilities	50,296	40,635
Total current liabilities	368,224	321,839
Long-term capital leases	37,117	38,002
Long-term debt	805,851	787,360
Deferred income taxes	115,214	74,046
Noncurrent regulatory liabilities	220,642	194,959
Other noncurrent liabilities	292,537	308,150
Total liabilities	1,839,585	1,724,356
Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 39,436,822 and 35,910,281, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	394	393
Treasury stock at cost	(89,349)	(10,781)
Paid-in capital	805,511	803,061
Retained earnings	24,959	16,603
Accumulated other comprehensive income	12,714	13,748
Total shareholders’ equity	754,229	823,024
Total liabilities and shareholders’ equity	$2,593,814	$2,547,380

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007
OPERATING REVENUES	$272,244	$265,863	$934,725	$892,036
COST OF SALES	130,503	139,021	508,941	499,555
GROSS MARGIN	141,741	126,842	425,784	392,481
OPERATING EXPENSES
Operating, general and administrative	63,411	52,486	177,348	173,611
Property and other taxes	21,718	20,393	65,898	61,645
Depreciation	21,292	20,725	63,608	61,412
TOTAL OPERATING EXPENSES	106,421	93,604	306,854	296,668
OPERATING INCOME	35,320	33,238	118,930	95,813
Interest Expense	(15,629)	(14,633)	(47,478)	(42,380)
Other Income	1,218	909	1,640	1,646
Income Before Income Taxes	20,909	19,514	73,092	55,079
Income Tax Expense	(7,530)	(6,337)	(26,759)	(20,326)
Net Income	$13,379	$13,177	$46,333	$34,753
Average Common Shares Outstanding	38,057	36,471	38,665	36,063
Basic Earnings per Average Common Share	$0.35	$0.36	$1.20	$0.96
Diluted Earnings per Average Common Share	$0.35	$0.35	$1.19	$0.93
Dividends Declared per Average Common Share	$0.33	$0.33	$0.99	$0.95

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net Income	$46,333	$34,753
Items not affecting cash:
Depreciation	63,608	61,412
Amortization of debt issue costs, discount and deferred hedge gain	1,818	1,211
Amortization of restricted stock	2,699	5,889
Equity portion of allowance for funds used during construction	(432)	(349)
Gain on sale of assets	(154)	(256)
Unrealized gain on derivative instruments	(3,763)	—
Deferred income taxes	28,831	18,018
Changes in current assets and liabilities:
Restricted cash	(1,684)	2,262
Accounts receivable	35,027	46,989
Inventories	(27,310)	(19,258)
Prepaid energy supply costs	436	(949)
Other current assets	597	874
Accounts payable	(20,001)	(21,378)
Accrued expenses	50,334	14,683
Regulatory assets	7,365	6,456
Regulatory liabilities	15,381	25,376
Other noncurrent assets	902	12,030
Other noncurrent liabilities	(23,238)	(13,892)
Cash provided by operating activities	176,749	173,871
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(81,016)	(77,905)
Colstrip Unit 4 acquisition	—	(40,247)
Proceeds from sale of assets	86	1,466
Cash used in investing activities	(80,930)	(116,686)
FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	25,329
Treasury stock activity	(78,568)	(600)
Dividends on common stock	(37,977)	(34,426)
Issuance of long-term debt	55,000	—
Repayment of long-term debt	(88,953)	(8,448)
Line of credit borrowings (repayments), net	52,000	(36,000)
Financing costs	(1,519)	(291)
Cash used in financing activities	(100,017)	(54,436)
(Decrease) Increase in Cash and Cash Equivalents	(4,198)	2,749
Cash and Cash Equivalents, beginning of period	12,773	1,930
Cash and Cash Equivalents, end of period	$8,575	$4,679
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	78	3,861
Interest	35,112	31,939
Significant noncash transactions:
Assumption of debt related to Colstrip Unit 4 acquisition	—	20,438

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

(2) New Accounting Standards

Accounting Standards Issued

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 supersedes the existing hierarchy contained in the U.S. auditing standards. The existing hierarchy was carried over to SFAS No. 162 essentially unchanged. The Statement becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The new hierarchy is not expected to change current accounting practice in any area.

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

The following table sets forth by level within the fair value hierarchy our assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

At September 30, 2008	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value (1)

Regulated gas derivative liability (2)	$—	$(12,127)	$—	$—	$(12,127)
Unregulated electric derivative asset	—	3,763	—	—	3,763
Net derivative liability	$—	$(8,364)	$—	$—	$(8,364)

(1)	Fair value was determined using internal models based on quoted external commodity prices.
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

(3) Variable Interest Entities

FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R, requires the consolidation of entities which are determined to be variable interest entities (VIEs) when we are the primary beneficiary of a VIE, which means we have a controlling financial interest. Certain long-term purchase power and tolling contracts may be considered variable interests under FIN 46R. We have various long-term purchase power contracts with other utilities and certain qualifying facility plants. After evaluation of these contracts, we believe one qualifying facility contract may constitute a variable interest entity under the provisions of FIN 46R. We are currently engaged in adversary proceedings with this qualifying facility and, while we have made exhaustive efforts, we have been unable to obtain the information necessary to further analyze this contract under the requirements of FIN 46R. We continue to account for this qualifying facility contract as an executory contract as we have been unable to obtain the necessary information from this qualifying facility in order to determine if it is a VIE and if so, whether we are the primary beneficiary. Based on the current contract terms with this qualifying facility, our estimated gross contractual payments aggregate approximately $500.6 million through 2025, and are included in Contractual Obligations and Other Commitments of Management's Discussion and Analysis.

(4) Income Taxes

We have unrecognized tax benefits of approximately $112.1 million as of September 30, 2008. If any of our unrecognized tax benefits were recognized during 2008, they would have no impact on our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the nine months ended September 30, 2008, we have not recognized expense for interest or penalties, and do not have any amounts accrued at September 30, 2008 and December 31, 2007, respectively, for the payment of interest and penalties.

Our federal tax returns from 2000 forward remain subject to examination by the Internal Revenue Service.

(5) Goodwill

There were no changes in our goodwill during the nine months ended September 30, 2008. Goodwill by segment is as follows for September 30, 2008 and December 31, 2007 (in thousands):

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

Comprehensive income is calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$13,379	$13,177	$46,333	$34,753
Other comprehensive income (loss), net of tax:
Reclassification of net gains on hedging instruments from OCI to net income	(297)	(297)	(891)	(891)
Foreign currency translation	(81)	116	(143)	286
Comprehensive income	$13,001	$12,996	$45,299	$34,148

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

Commodity Prices

Unregulated Electric - We use derivatives to optimize the value of our unregulated power generation asset. Changes in the fair value for power purchases and sales are recognized on a net basis in operating revenues or cost of sales in the consolidated income statement unless hedge accounting is applied. While our derivative transactions are entered into for the purpose of managing commodity price risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk. Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable. Transactions that are financially settled are presented on a net basis. For the nine months ended September 30, 2008, we recorded unrealized gains in the income statement consistent with the mark-to-market method of accounting discussed above of approximately $3.8 million related to economic hedges where we have locked in forward prices.

Regulated Utilities - Certain contracts for the physical purchase of natural gas associated with our regulated gas utilities do not qualify for normal purchases under SFAS No. 133. Since these contracts are for the purchase of natural gas sold to regulated gas customers, the accounting for these contracts is subject to SFAS No. 71, Accounting for the Effects of Certain Types of Regulations (SFAS No. 71). We use derivative financial instruments to reduce the commodity price risk associated with the purchase price of a portion of our future natural gas requirements and minimize fluctuations in gas supply prices to our regulated customers. We record assets or liabilities based on the fair value of these derivatives, with offsetting positions recorded as regulatory liabilities or regulatory assets on the consolidated balance sheets. Upon settlement of these contracts, associated proceeds or costs are refunded to or collected from our customers consistent with regulatory requirements. At September 30, 2008 we had a derivative liability, included in other current liabilities in the consolidated balance sheet, and an offsetting current regulatory asset of $12.1 million.

Interest Rates

During 2006, we issued $170.2 million of Montana Pollution Control Obligations and $150 million of Montana First Mortgage Bonds. In association with these refinancing transactions, we implemented a risk management strategy of utilizing interest rate swaps to manage our interest rate exposures associated with anticipated refinancing transactions. These swaps were designated as cash-flow hedges under SFAS No. 133 with the effective portion of gains and losses, net of associated deferred income tax effects, recorded in accumulated other comprehensive income

(AOCI) in our consolidated balance sheets. We settled $320.2 million of forward starting interest rate swap agreements, and received aggregate settlement payments of approximately $14.6 million in 2006. We reclassify these gains from AOCI into interest expense in our consolidated statements of income during the periods in which the hedged interest payments occur. AOCI includes unrealized pre-tax gains related to these transactions of $11.9 million and $12.8 million at September 30, 2008 and December 31, 2007, respectively. We expect to reclassify approximately $1.2 million of pre-tax gains on these cash-flow hedges from AOCI into interest expense during the next twelve months. We have no further interest rate swaps outstanding.

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

Three months ended,	Regulated		Unregulated
September 30, 2008	Electric	Gas	Electric	Other	Eliminations	Total
Operating revenues	$208,020	$45,651	$20,091	$7,889	$(9,407)	$272,244
Cost of sales	113,299	22,803	(4,184)	7,611	(9,026)	130,503
Gross margin	94,721	22,848	24,275	278	(381)	141,741
Operating, general and administrative	45,882	20,058	3,563	(5,711)	(381)	63,411
Property and other taxes	15,380	5,543	792	3	—	21,718
Depreciation	15,416	4,041	1,827	8	—	21,292
Operating income (loss)	18,043	(6,794)	18,093	5,978	—	35,320
Interest expense	9,679	3,389	2,189	372	—	15,629
Other income	306	298	1	613	—	1,218
Income tax (expense) benefit	(3,477)	3,750	(6,303)	(1,500)	—	(7,530)
Net income (loss)	$5,193	$(6,135)	$9,602	$4,719	$—	$13,379
Total assets	$1,567,950	$761,863	$247,249	$16,752	$—	$2,593,814
Capital expenditures	$26,501	$10,989	$439	$—	$—	$37,929

Three months ended,	Regulated		Unregulated
September 30, 2007	Electric	Gas	Electric	Other	Eliminations	Total
Operating revenues	$202,093	$37,051	$18,795	$17,167	$(9,243)	$265,863
Cost of sales	109,924	16,252	5,225	16,535	(8,915)	139,021
Gross margin	92,169	20,799	13,570	632	(328)	126,842
Operating, general and administrative	31,431	13,342	7,791	250	(328)	52,486
Property and other taxes	14,396	5,158	835	4	—	20,393
Depreciation	15,297	4,111	1,053	264	—	20,725
Operating income (loss)	31,045	(1,812)	3,891	114	—	33,238
Interest expense	9,954	3,633	677	369	—	14,633
Other income	216	94	35	564	—	909
Income tax (expense) benefit	(7,988)	1,993	(1,331)	989	—	(6,337)
Net income (loss)	$13,319	$(3,358)	$1,918	$1,298	$—	$13,177
Total assets	$1,509,756	$739,507	$120,020	$16,425	$—	$2,385,708
Capital expenditures	$15,811	$7,280	$2,205	$—	$—	$25,296

Nine months ended,	Regulated		Unregulated
September 30, 2008	Electric	Gas	Electric	Other	Eliminations	Total
Operating revenues	$583,606	$297,825	$57,064	$24,464	$(28,234)	$934,725
Cost of sales	303,550	193,996	14,472	23,770	(26,847)	508,941
Gross margin	280,056	103,829	42,592	694	(1,387)	425,784
Operating, general and administrative	115,755	53,717	10,459	(1,196)	(1,387)	177,348
Property and other taxes	46,147	17,355	2,386	10	—	65,898
Depreciation	46,203	11,925	5,455	25	—	63,608
Operating income	71,951	20,832	24,292	1,855	—	118,930
Interest expense	28,138	9,874	8,358	1,108	—	47,478
Other income (expense)	891	857	133	(241)	—	1,640
Income tax expense	(15,810)	(4,413)	(6,457)	(79)	—	(26,759)
Net income	$28,894	$7,402	$9,610	$427	$—	$46,333
Total assets	$1,567,950	$761,863	$247,249	$16,752	$—	$2,593,814
Capital expenditures	$55,982	$23,584	$1,450	$—	$—	$81,016

Nine months ended,	Regulated		Unregulated
September 30, 2007	Electric	Gas	Electric	Other	Eliminations	Total
Operating revenues	$551,166	$257,272	$55,674	$49,953	$(22,029)	$892,036
Cost of sales	290,603	168,386	13,666	47,708	(20,808)	499,555
Gross margin	260,563	88,886	42,008	2,245	(1,221)	392,481
Operating, general and administrative	96,770	47,490	23,695	6,877	(1,221)	173,611
Property and other taxes	43,040	16,098	2,470	37	—	61,645
Depreciation	45,955	12,168	2,423	866	—	61,412
Operating income (loss)	74,798	13,130	13,420	(5,535)	—	95,813
Interest expense	29,552	10,119	1,580	1,129	—	42,380
Other income	597	288	43	718	—	1,646
Income tax (expense) benefit	(17,144)	(1,484)	(4,983)	3,285	—	(20,326)
Net income (loss)	$28,699	$1,815	$6,900	$(2,661)	$—	$34,753
Total assets	$1,509,756	$739,507	$120,020	$16,425	$—	$2,385,708
Capital expenditures	$44,362	$29,397	$4,146	$—	$—	$77,905

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

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Basic computation	38,665,241	36,062,574
Dilutive effect of
Restricted shares	322,684	469,207
Stock warrants	—	1,000,483
Diluted computation	38,987,925	37,532,264

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Basic computation	38,057,346	36,471,146
Dilutive effect of
Restricted shares	322,684	469,207
Stock warrants	—	543,401
Diluted computation	38,380,030	37,483,754

We repurchased approximately 3.1 million shares during the three months ended September 30, 2008 as part of a previously announced share buyback program, which reduced the number of average shares outstanding. Warrants issued in 2004 were exercisable through the close of business November 1, 2007. A total of 979,351 and 1,385,870 warrants were exercised during the three and nine months ended September 30, 2007, respectively. Warrants outstanding as of September 30, 2007 of 3,120,655 were dilutive and included in the 2007 earnings per share calculation.

(10) Employee Benefit Plans

Net periodic benefit cost for our pension and other postretirement plans consists of the following for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
	2008	2007	2008	2007
Components of Net Periodic Benefit Cost
Service cost	$2,101	$2,236	$140	$145
Interest cost	5,718	5,449	591	611
Expected return on plan assets	(6,803)	(6,106)	(329)	(267)
Amortization of prior service cost	62	61	—	—
Recognized actuarial gain	(205)	—	(149)	(89)
Net Periodic Benefit Cost	$873	$1,640	$253	$400

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,
	2008	2007	2008	2007
Components of Net Periodic Benefit Cost
Service cost	$6,304	$6,710	$422	$435
Interest cost	17,156	16,349	1,775	1,832
Expected return on plan assets	(20,410)	(18,317)	(987)	(802)
Amortization of prior service cost	185	182	—	—
Recognized actuarial gain	(614)	—	(449)	(269)
Net Periodic Benefit Cost	$2,621	$4,924	$761	$1,196

Pension costs in Montana are included in expense on a pay as you go (cash funding) basis. In 2005, the MPSC authorized the recognition of pension costs based on an average of the annual funding to be made over a 5-year period for the calendar years 2005 through 2009, therefore our pension expense differs from the net periodic benefit cost. In January 2008, we contributed approximately $21.9 million to our pension plans.

(11) Regulatory Matters

Federal Energy Regulatory Commission (FERC) Transmission Rate Case - In October 2006, we filed a request with the FERC for an electric transmission revenue increase. We filed settlement documents on February 15, 2008, and on October 16, 2008, FERC approved the settlement.

Montana Electric and Natural Gas Rate Case - In July 2007, we filed a request with the Montana Public Service Commission (MPSC) for an electric transmission and distribution revenue increase of $31.4 million, and a natural gas transmission, storage and distribution revenue increase of $10.5 million. In December 2007, we and the Montana Consumer Counsel (MCC) filed a joint stipulation with the MPSC to settle our electric and natural gas rate cases. Specific terms of the stipulation included:

•	An annual increase in base electric rates of $10 million and base natural gas rates of $5 million;
•	Interim rates effective January 1, 2008;
•	Capital investment in our electric and natural gas system totaling $38.8 million to be completed in 2008 and 2009 on which we will not earn a return on, but will recover depreciation expense;
•

A commitment of 21 megawatts (MW)s of unit contingent power from Colstrip Unit 4 at Mid-Columbia (Mid-C) Index prices minus $19 per MWH, but not less than zero, to electric supply for a period of 76 months beginning March 1, 2008; and

•	We will submit a general electric and natural gas rate filing no later than July 31, 2009, based on a 2008 test year.

On July 1, 2008, the MPSC approved the stipulated agreement, finalizing the Montana electric and natural gas rate case.

Mill Creek Generating Station - In August 2008, we filed a request with the MPSC for advanced approval of a proposed $206 million, 200 MW natural gas fired facility. The Mill Creek Generating Station would provide regulating resources to balance our transmission system in Montana to maintain reliability and enable additional wind power to be integrated onto the network to meet future renewable energy portfolio needs. As part of the MPSC filing, we requested a capital structure of 50% equity and 50% debt and an authorized return on equity of 10.75%. The MPSC has 270 days from the filing date to issue a determination whether the plant will be allowed into rate base.

Colstrip Unit 4 – We currently have two open dockets before the MPSC related to our FERC regulated joint ownership interest in the Colstrip Unit 4 generation facility, which represents approximately 30% or approximately 222 MWs at full load. See Note 12 – “Proposed Colstrip Unit 4 Transaction” and Note 14 – “Commitments and Contingencies – MPSC Investigation” for further discussion.

(12) Proposed Colstrip Unit 4 Transaction

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

Consistent with these terms, on June 30, 2008, we submitted a filing with MPSC to initiate a review process to determine if it would be in the public interest to place our interest in Colstrip Unit 4 into rate base at an equivalent value to the negotiated selling price including certain adjustments. If the filing with the MPSC is rejected, the electric utility’s regulated supply group will have an option to purchase power at a discount to Mid-C Index prices as existing contracts expire and power becomes available in future years. In addition, the transaction is conditioned upon FERC approval and other customary closing conditions. A hearing was conducted in September and we anticipate a ruling by the MPSC in mid-November. If the MPSC does not rate base at the equivalent value, we would expect to complete the process to sell Colstrip 4 to Bicent (Montana) Power Company (Bicent) by year-end although the agreement allows for closing to occur at anytime before the end of January 2009.

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

(13) Financing Activities

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

(14) Commitments and Contingencies

Environmental Liabilities

Environmental laws and regulations are continually evolving, and, therefore, the character, scope, cost and availability of the measures we may be required to take to ensure compliance with evolving laws or regulations cannot be accurately predicted. The range of exposure for environmental remediation obligations at present is estimated to range between $19.8 million to $57.0 million. As of September 30, 2008, we have a reserve of approximately $31.0 million for these obligations. We anticipate that as environmental costs become fixed and reliably determinable, we will seek insurance reimbursement and/or authorization to recover these in rates; therefore, we do not expect these costs to have a material adverse effect on our consolidated financial position, ongoing operations, or cash flows. In addition, we are currently seeking insurance reimbursement of previously incurred costs that primarily related to historic generation facilities and if we receive any such reimbursements, they will be recognized in the period of receipt.

The Clean Air Act Amendments of 1990 and subsequent amendments stipulate limitations on sulfur dioxide and nitrogen oxide emissions from coal-fired power plants. We comply with these existing emission requirements through purchase of sub-bituminous coal (low sulphur), and we believe that we are in compliance with all presently applicable environmental protection requirements and regulations with respect to these plants.

Coal-Fired Plants

We are joint owners in Colstrip Unit 4, a coal-fired power plant located in southeastern Montana, and three coal-fired plants used to serve our South Dakota customer supply demands. Citing its authority under the Clean Air Act, the EPA had finalized Clean Air Mercury Regulations (CAMR) that affected coal-fired plants. These regulations established a cap-and-trade program that would have taken effect in two phases beginning January 2010 and January 2018. Under CAMR, each state was allocated a mercury emissions cap and was required to develop regulations to implement the requirements, which could follow the federal requirements or be more restrictive. In February 2008 the EPA’s CAMR were turned down by the U.S. Court of Appeals for the District of Columbia Circuit; however, under this opinion, the EPA must either properly remove mercury from regulation under the hazardous air pollutant provisions of the Clean Air Act or develop standards requiring maximum achievable control technology for mercury emissions. On September 24, 2008, the EPA filed a petition for rehearing in the Clean Air Interstate Rule case.

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

In June 2008, the Sierra Club filed a lawsuit in U.S. District Court in South Dakota against NorthWestern and the other joint owners of the Big Stone plant alleging certain violations of the Clean Air Act. For further discussion see the Litigation – Sierra Club section below.

Manufactured Gas Plants

Approximately $25.2 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System (CERCLIS) list as contaminated with coal tar residue. We are currently investigating, characterizing, and initiating remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources. In 2007, we completed remediation of sediment in a short segment of Moccasin Creek that had been impacted by the former manufactured gas plant operations. Our current reserve for remediation costs at this site is approximately $11.6 million, and we estimate that approximately $10 million of this amount will be incurred during the next five years.

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

We routinely engage the services of a third-party environmental consulting firm to assist in performing a comprehensive evaluation of our environmental reserve. Based upon information available at this time, applicable insurance coverage, and the potential to recover some portion of prudently incurred remediation costs in rates, we believe that the current environmental reserve properly reflects our remediation exposure for the sites currently and previously owned by us. The portion of our environmental reserve applicable to site remediation may be subject to change as a result of the following uncertainties:

•	We may not know all sites for which we are alleged or will be found to be responsible for remediation; and
•	Absent performance of certain testing at sites where we have been identified as responsible for remediation, we cannot estimate with a reasonable degree of certainty the total costs of remediation.

Legal Proceedings

Magten/Law Debenture/QUIPS Litigation

Magten Settlement

In July 2008, the US Bankruptcy Court approved a settlement agreement between NorthWestern, Magten Asset Management (Magten), Law Debenture Trust Company of New York (Law Debenture) and the Plan Committee that resolves the litigation related to claims of holders of quarterly income preferred securities (QUIPS) in our Chapter 11 bankruptcy case. On July 23, 2008 the Ad Hoc Committee filed an appeal to the global settlement agreement, however, we and the other parties involved waived a closing condition and closed on the settlement on July 24, 2008. Under the approved global settlement agreement Magten, Law Debenture, their lawyers and the holders of the QUIPS, collectively received a cash payment of $23 million to be allocated amongst them in accordance with the terms of the global settlement agreement. The cash payment was funded by our repurchase of 782,059 shares held in the disputed claims reserve established under our confirmed Plan of Reorganization, as discussed below. This settlement resolves the last significant claim from the bankruptcy case, and also provided for reimbursement of previously incurred legal fees and expenses of $4 million, which are reflected as a reduction of operating, general and administrative expenses.

Disputed Claims Reserve

In July 2008, we obtained bankruptcy court approval for the purchase of the remaining shares in the disputed claims reserve. The motion allowed unsecured creditors and debt holders in Class 7 and Class 9 to elect to receive their surplus distribution in stock or cash. We repurchased 1.1 million shares from the disputed claims reserve for those claimants who elected a cash payment. In October 2008, we filed a motion requesting the Bankruptcy Court to determine the disputed claims reserve is taxable as a grantor trust, which we expect to be heard in November 2008. Upon resolution of this motion, we expect to distribute the remaining cash and shares in the disputed claims reserve to eligible claimants.

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

We are one of the defendants in a second class action lawsuit brought by the McGreevey plaintiffs, also entitled McGreevey, et al. v. The Montana Power Company, et al., pending in U.S. District Court in Montana. This lawsuit seeks, among other things, the avoidance of the transfer of assets from CFB to us, declaration that the assets were fraudulently transferred and were not property of our bankruptcy estate, the imposition of constructive trusts over the transferred assets, and the return of such assets to CFB.

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

Ammondson

In April 2005, a group of former employees of the Montana Power Company filed a lawsuit in the state court of Montana against us and certain officers styled Ammondson, et al. v. NorthWestern Corporation, et al., Case No. DV-05-97. The former employees have alleged that by moving to terminate their supplemental retirement contracts in our bankruptcy proceeding without having listed them as claimants or giving them notice of the disclosure statement and plan of reorganization, that we breached those contracts, and breached a covenant of good faith and fair dealing under

Montana law and by virtue of filing a complaint in our Bankruptcy Case against those employees from seeking to prosecute their state court action against NorthWestern, we had engaged in malicious prosecution and should be subject to punitive damages. In May 2005, the Bankruptcy Court found that it did not have jurisdiction over these contracts, dismissed our action against these former employees, and transferred our motion to terminate the contracts to Montana state court, thereby removing any claim from consideration in the resolution of our bankruptcy case. In February 2007, a jury verdict was rendered against us in Montana state court, which ordered us to pay $17.4 million in compensatory and $4.0 million in punitive damages in a case called Ammondson, et al. v. NorthWestern Corporation, et al. Due to the verdict, we recognized a loss of $19.0 million in our 2006 results of operations to increase our recorded liability related to this claim. The Montana state court reviewed the amount of the punitive damages under state law and did not alter the amount. We have appealed the judgment to the Montana Supreme Court and posted a $25.8 million bond. We intend to vigorously pursue the appeal; however, there can be no assurance that we will prevail in our efforts. Interest accrues on the verdict amount during the appeal process.

Sierra Club

On June 10, 2008, Sierra Club filed a complaint in the U.S. District Court for the District of South Dakota (Northern Division) against us and two other co-owners (the Defendants) of Big Stone Generating Station (Big Stone). The complaint alleges certain violations of the (i) Prevention of Significant Deterioration and (ii) New Source Performance Standards (NSPS) provisions of the Clean Air Act and certain violations of the South Dakota State Implementation Plan (South Dakota SIP). The action further alleges that the Defendants modified and operated Big Stone without obtaining the appropriate permits, without meeting certain emissions limits and NSPS requirements and without installing appropriate emission control technology, all allegedly in violation of the Clean Air Act and the South Dakota SIP. Sierra Club alleges that Defendants’ actions have contributed to air pollution and visibility impairment and have increased the risk of adverse health effects and environmental damage. Sierra Club seeks both declaratory and injunctive relief to bring the Defendants into compliance with the Clean Air Act and the South Dakota SIP and to require Defendants to remedy the alleged violations. Sierra Club also seeks unspecified civil penalties, including a beneficial mitigation project. We believe that these claims are without merit and that Big Stone has been and is being operated in compliance with the Clean Air Act and the South Dakota SIP.

The Defendants filed a Motion to Dismiss the Sierra Club complaint on August 12, 2008, based on certain of the claims being barred by statute of limitations and the remaining claims being an impermissible collateral attack on valid Clean Air Permits issued by the state of South Dakota. On September 22, 2008, the Sierra Club filed its response. Additionally on September 22, 2008, the Sierra Club sent a Notice of Intent to Sue for additional violations of the Clean Air Act at Big Stone, which are similar in nature and seek the same remedies as the June 2008 complaint. The ultimate outcome of these matters cannot be determined at this time.

Other Litigation and Contingencies

FERC Investigation

During the second quarter of 2007, we voluntarily informed the FERC of several potential regulatory compliance issues related to our natural gas business. We have an agreement in principle with the FERC to resolve these matters, and based on our current assessment we do not anticipate the FERC’s investigation will have a material adverse effect on our results of operations.

Colstrip Energy Limited Partnership

In December 2006, the MPSC issued an order finalizing certain qualifying facility rates for the periods July 1, 2003 through June 30, 2006. Colstrip Energy Limited Partnership (CELP) is a qualifying facility with which we have a power purchase agreement through 2025. Under the terms of the power purchase agreement with CELP, energy and capacity rates were fixed through June 30, 2004 (with a small portion to be set by the MPSC's determination of rates in the annual avoided cost filing), and beginning July 1, 2004 through the end of the contract, energy and capacity rates are to be determined each year pursuant to a formula. CELP filed a complaint against NorthWestern and the MPSC in Montana district court on July 6, 2007 which contests the MPSC’s order. CELP is disputing inputs in to the rate-setting formula, used by us and approved by the MPSC on an annual basis, to calculate energy and capacity payments for the contract years 2004, 2005 and 2006. CELP is claiming that NorthWestern breached the power purchase agreement causing damages, which CELP asserts are not presently known but believed to be approximately

$22 million for contract years 2004, 2005 and 2006. If the MPSC's order is upheld in its current form, we anticipate reducing our QF liability by approximately $25 to $50 million as our estimate of energy and capacity rates for the remainder of the contract period would be reduced. A temporary restraining order was agreed to by the parties and has been issued restraining us from implementing the rates finalized by the MPSC order pending an ultimate decision on CELP's complaint. On June 30, 2008, the state district court judge granted our motions to enforce the contractual arbitration provision and to stay all discovery and proceedings against us, pending the decision of the required contract arbitration. The state district court, on June 30, 2008, also granted a motion by the MPSC to bifurcate, having the effect of separating the issues between contract/tort claims and the administrative appeal of the MPSC’s orders; which we supported. The order also stayed the appellate decision pending a decision in our arbitration proceedings. An arbitration schedule has not yet been set. We believe that we will prevail in the arbitration and intend to vigorously defend our positions.

Colstrip Unit 4 Coal Royalties

Relative to our joint ownership in Colstrip Unit 4, the Mineral Management Service of the United States Department of Interior (MMS) issued two orders to Western Energy Company (WECO) in 2002 and 2003 to pay additional royalties concerning coal sold to Colstrip Units 3 and 4 owners. The orders assert that additional royalties are owed as a result of WECO not paying royalties in connection with revenue received by WECO from the Colstrip Units 3 and 4 owners under a coal transportation agreement during the period October 1, 1991 through December 31, 2001. On April 28, 2005, the appeals division of the MMS issued an order that reduced the amount claimed based upon the applicable statute of limitations. The State of Montana issued a demand to WECO in May 2005 consistent with the MMS position outlined above on these transportation revenues. Further, on September 28, 2006, the MMS issued an order to pay additional royalties on the basis of an audit of WECO's royalty payments during the three years 2002 to 2004. WECO appealed these orders to the Interior Board of Land Appeals of the United States Department of Interior (IBLA) who affirmed the orders on September 12, 2007. WECO filed a complaint and request for declaratory ruling in the US District Court for the District of Columbia in January 2008 seeking relief from the orders issued by the MMS and affirmed by the IBLA, and we continue to monitor the appeals process. The Colstrip Units 3 and 4 owners and WECO currently dispute the responsibility of the expenses if the MMS position prevails. We believe that the Colstrip Units 3 and 4 owners have reasonable defenses in this matter. However, if the MMS position prevails and WECO succeeds in passing the expense responsibility to the owners, our share of the alleged additional royalties would be 15 percent, or approximately $6.0 million, and we would have ongoing royalty expenses related to coal transportation. The parties have an agreement in principle to resolve this dispute. If the matter is resolved as contemplated, it would not have a material impact on our results of operations and financial position. We expect to finalize the agreement by the end of 2008.

Blue Dot Arbitration

During the second quarter of 2008, our subsidiary Blue Dot Services, LLC (Blue Dot) lost an arbitration matter with an insurance carrier and the insurance carrier was awarded $3.4 million plus interest related to a dispute that originated in 2007. The award was partially satisfied by $2.5 million in letter of credit draws by the insurance carrier. Blue Dot has approximately $300,000 in remaining cash. On September 5, 2008, Blue Dot and its subsidiaries filed a petition for protection under Chapter 7 of the Bankruptcy Code in United States Bankruptcy Court for the District of Delaware. We classified Blue Dot as a discontinued operation in 2003. We do not anticipate Blue Dot’s ultimate liquidation will have a material adverse effect, if any, on our results of operations and financial position.

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

The MCC has taken the position that we violated a Commission order and has sought remedies, which, if adopted, would have a material adverse financial effect on us. We do not believe that the MCC’s position is supported by the law or the facts and we vigorously disputed the MCC’s position that we violated a Commission order; however, if the MPSC finds a violation, we believe the remedies sought by the MCC are grossly disproportionate to any violation. A hearing was conducted in September and we anticipate a ruling by the MPSC by mid-November. We are unable to predict the outcome of this investigation at this time.

We are also subject to various other legal proceedings, governmental audits and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these other actions will not materially affect our financial position, results of operations, or cash flows.

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

Highlights

Recent highlights include:

•	Completed the share buyback program announced in the second quarter of 2008 of approximately 3.1 million shares at an aggregate cost of $77.7 million;
•	Filed a request with the MPSC for advanced approval of the proposed $206 million, 200 MW Mill Creek Generating Station; and
•	Submitted the Mountain States Transmission Intertie (MSTI) Major Facility Siting Application with the Montana Department of Environmental Quality.

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

Consistent with these terms, on June 30, 2008, we submitted a filing with the MPSC to initiate a review process to determine if it would be in the public interest to place our interest in Colstrip Unit 4 into rate base at an equivalent value to the negotiated selling price including certain adjustments. If the filing with the MPSC is rejected, the electric utility’s regulated supply group will have an option to purchase power at a discount to Mid-C Index prices as existing contracts expire and power becomes available in future years. In addition, the transaction is conditioned upon FERC approval and other customary closing conditions. A hearing was conducted in September and we anticipate a ruling by the MPSC in mid-November. If the MPSC does not rate base at the equivalent value, we would expect to complete the process to sell Colstrip 4 to Bicent by year-end although the agreement allows for closing to occur at anytime before the end of January 2009.

If the transaction with Bicent were completed, we would recognize a pre-tax gain of approximately $160 million; however our future net income would decrease due to the divestiture of our unregulated electric segment. If the asset is placed in Montana utility rate base, we would no longer present an unregulated electric segment and the results of operations of our interest in Colstrip Unit 4 would be reflected in the regulated electric segment.

OVERALL CONSOLIDATED RESULTS

The following is a summary of our results of operations for the three and nine months ended September 30, 2008 and 2007. Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments. This discussion is followed by a more detailed discussion of operating results by segment.

Three Months Ended September 30, 2008 Compared with the Three Months Ended September 30, 2007

	Three Months Ended September 30,
	2008	2007	Change	% Change
	(in millions)
Operating Revenues
Regulated Electric	$208.0	$202.1	$5.9	2.9%
Regulated Natural Gas	45.6	37.1	8.5	22.9
Unregulated Electric	20.1	18.8	1.3	6.9
Other	7.9	17.1	(9.2)	(53.8)
Eliminations	(9.4)	(9.3)	(0.1)	(1.1)
	$272.2	$265.8	$6.4	2.4%

	Three Months Ended September 30,
	2008	2007	Change	% Change
	(in millions)
Cost of Sales
Regulated Electric	$113.3	$109.9	$3.4	3.1%
Regulated Natural Gas	22.8	16.3	6.5	39.9
Unregulated Electric	(4.2)	5.2	(9.4)	(180.8)
Other	7.6	16.5	(8.9)	(53.9)
Eliminations	(9.0)	(8.9)	(0.1)	(1.1)
	$130.5	$139.0	$(8.5)	(6.0)%

	Three Months Ended September 30,
	2008	2007	Change	% Change
	(in millions)
Gross Margin
Regulated Electric	$94.7	$92.2	$2.5	2.7%
Regulated Natural Gas	22.8	20.8	2.0	9.6
Unregulated Electric	24.3	13.6	10.7	78.7
Other	0.3	0.6	(0.3)	(50.0)
Eliminations	(0.4)	(0.4)	—	—
	$141.7	$126.8	$14.9	11.8%

Consolidated gross margin for the three months ended September 30, 2008 was $141.7 million, an increase of $14.9 million, or 11.8%, as compared with gross margin of $126.8 million in the third quarter of 2007. The following summarizes components of the change:

Gross Margin
2008 vs. 2007
(in millions)
Unregulated electric unrealized gain on forward contracts	$10.2
Rate increases	3.8
Unregulated electric pricing and fuel supply costs	1.2
Regulated electric volumes and wholesale	(2.0)
Other	1.7
Improvement in Gross Margin	$14.9

Improvements in gross margin were primarily due to an unrealized gain on forward contracts due to changes in forward prices of electricity, as well as the reversal of previously recognized unrealized gains/losses as the underlying transactions are realized, which reduced our unregulated electric cost of sales. These forward contracts economically hedge a portion of our Colstrip Unit 4 output through 2009. Regulated electric and gas rate increases also contributed to the improvements in gross margin. These improvements were partially offset by lower volumes in our regulated and unregulated electric segments and higher wholesale electric supply costs.

	Three Months Ended September 30,
	2008	2007	Change	% Change
	(in millions)
Operating Expenses
Operating, general and administrative	$63.4	$52.5	$10.9	20.8%
Property and other taxes	21.7	20.4	1.3	6.4
Depreciation	21.3	20.7	0.6	2.9
	$106.4	$93.6	$12.8	13.7%

Consolidated operating, general and administrative expenses were $63.4 million for the three months ended September 30, 2008 as compared with $52.5 million in the third quarter of 2007.

Operating, General & Administrative Expenses
2008 vs. 2007
(in millions)
Pension expense	$11.4
Labor and benefits	2.8
Bad debt expense	1.4
Legal and professional fees	(4.3)
Operating lease expense	(3.6)
Other	3.2
Increase in Operating, General and Administrative Expenses	$10.9

The increase in operating, general and administrative expenses of $10.9 million was primarily due to the following:

•	Higher pension expense of $11.4 million related to the pension plan for our Montana employees (see note below);
•	Increased labor and benefits costs due to a combination of compensation increases, severance costs and higher medical claims; and
•	Higher bad debt expense based on higher average customer receivable balances.

Pension costs in Montana are included in expense on a pay as you go (cash funding) basis. In 2005, the MPSC authorized the recognition of pension costs based on an average of the annual funding to be made over a 5-year period for the calendar years 2005 through 2009. Based on plan asset market losses through September 2008, we have increased our 2009 funding projections for our Montana plan to approximately $47.0 million, which exceeds our estimated minimum funding requirements. In accordance with the MPSC’s 2005 authorization, this will result in annual pension expense for 2008 and 2009 of $37.5 million, which is approximately $15.2 million higher than our original projection. We will not know our actual funding requirement until the end of 2008 based on actual plan asset returns for the full year. Adjustments during the fourth quarter of 2008 could be significant.

Offsets to the increases discussed above include the following:

•

The receipts of an insurance reimbursement and litigation settlement during the third quarter of 2008 of approximately $7.7 million, offset by higher legal and professional fees of $3.4 million primarily related to those same matters as well as our proposed Colstrip Unit 4 transaction; and

•	Decreased operating lease expense related to the purchase of our previously leased interest in Colstrip Unit 4 during 2007 (we expect operating lease expense to decrease $14.4 million in 2008).

In addition, we anticipate receiving additional insurance proceeds ranging between $6.0 million and $8.0 million related to various matters that, if received, will reduce our operating, general and administrative expenses during the fourth quarter of 2008.

Property and other taxes were $21.7 million for the three months ended September 30, 2008 as compared with $20.4 million in the third quarter of 2007. Property taxes in 2007 are net of approximately $1.5 million collected through our Montana property tax tracker. We have been in process of protesting our 2007, 2006 and 2005 Montana property taxes and appealed our 2005 valuation in Montana state court. In September 2008, the court affirmed prior decisions made by the Montana Department of Revenue (MDOR) and the State Tax Appeals Board, however it returned the matter to the MDOR to make various corrections. During October we reached an agreement in principle with the MDOR to settle the dispute, which should result in a refund of approximately $4.6 million of previous taxes paid. Since we have a property tax tracker in Montana, a portion of this refund will likely be returned to customers; however, we will not be able to determine the amount until the agreement with the MDOR is finalized.

Depreciation expense was $21.3 million for the three months ended September 30, 2008 as compared with $20.7 million in the third quarter of 2007. The increase was primarily due to the purchase of our previously leased interest in Colstrip Unit 4.

Consolidated operating income for the three months ended September 30, 2008 was $35.3 million, as compared with $33.2 million in the third quarter of 2007. This $2.1 million increase was due to the $14.9 million increase in gross margin partly offset by the $12.8 million higher operating expenses discussed above.

Consolidated interest expense for the three months ended September 30, 2008 was $15.6 million, an increase of $1.0 million, or 6.8%, from the third quarter of 2007. This increase was primarily related to the additional debt incurred with the purchase of our previously leased interest in Colstrip Unit 4.

Consolidated other income for the three months ended September 30, 2008 was $1.2 million, an improvement of $0.3 million from the third quarter of 2007.

Consolidated income tax expense for the three months ended September 30, 2008 was $7.5 million as compared with $6.3 million in the third quarter of 2007. Our effective tax rate for 2008 was 36.0% as compared to 32.3% for 2007. The 2007 effective tax rate was lower than normal due to the deductibility during that period of previously incurred transaction related costs. While we reflect an income tax provision in our financial statements, we expect our cash payments for income taxes will be minimal through at least 2010, based on our anticipated use of net operating losses.

Consolidated net income for the three months ended September 30, 2008 was $13.4 million as compared with $13.2 million for the third quarter of 2007. Higher margins were offset by higher operating expenses, interest and income tax expense as discussed above.

Nine Months Ended September 30, 2008 Compared with the Nine Months Ended September 30, 2007

	Nine Months Ended September 30,
	2008	2007	Change	% Change
	(in millions)
Operating Revenues
Regulated Electric	$583.6	$551.2	$32.4	5.9%
Regulated Natural Gas	297.8	257.3	40.5	15.7
Unregulated Electric	57.1	55.7	1.4	2.5
Other	24.4	49.9	(25.5)	(51.1)
Eliminations	(28.2)	(22.0)	(6.2)	(28.2)
	$934.7	$892.1	$42.6	4.8%

	Nine Months Ended September 30,
	2008	2007	Change	% Change
	(in millions)
Cost of Sales
Regulated Electric	$303.5	$290.6	$12.9	4.4%
Regulated Natural Gas	194.0	168.4	25.6	15.2
Unregulated Electric	14.5	13.7	0.8	5.8
Other	23.7	47.7	(24.0)	(50.3)
Eliminations	(26.8)	(20.8)	(6.0)	(28.8)
	$508.9	$499.6	$9.3	1.9%

	Nine Months Ended September 30,
	2008	2007	Change	% Change
	(in millions)
Gross Margin
Regulated Electric	$280.1	$260.6	$19.5	7.5%
Regulated Natural Gas	103.8	88.9	14.9	16.8
Unregulated Electric	42.6	42.0	0.6	1.4
Other	0.7	2.2	(1.5)	(68.2)
Eliminations	(1.4)	(1.2)	(0.2)	(16.7)
	$425.8	$392.5	$33.3	8.5%

Consolidated gross margin was $425.8 million for the nine months ended September 30, 2008, an increase of $33.3 million, or 8.5%, from gross margin in the same period of 2007. The following summarizes components of the change:

Gross Margin
2008 vs. 2007
(in millions)
Rate increases	$14.4
Unregulated electric volumes	6.8
Regulated gas volumes	6.2
Regulated electric volumes and wholesale	4.5
Unregulated electric unrealized gain on forward contracts	3.8
Regulated electric QF supply costs	3.5
Unregulated electric pricing and fuel supply costs	(10.0)
Other	4.1
Improvement in Gross Margin	$33.3

Improvements in regulated electric and gas margin were due to an increase in rates, an increase in volumes from customer growth and usage, and lower qualifying facility (QF) supply costs based on actual QF pricing and output. In addition, we had improved electric wholesale margin due to increased plant availability. Unregulated electric margin improved due to a combination of higher volumes and an unrealized gain on forward contracts as discussed above, partially offset by lower average contracted prices and higher fuel supply costs.

	Nine Months Ended September 30,
	2008	2007	Change	% Change
	(in millions)
Operating Expenses
Operating, general and administrative	$177.3	$173.6	$3.7	2.1%
Property and other taxes	66.0	61.7	4.3	7.0
Depreciation	63.6	61.4	2.2	3.6
	$306.9	$296.7	$10.2	3.4%

Consolidated operating, general and administrative expenses were $177.3 million for the nine months ended September 30, 2008 as compared with $173.6 million in the same period of 2007.

Operating, General & Administrative Expenses
2008 vs. 2007
(in millions)
Operating lease expense	$(12.1)
Legal and professional fees	(6.0)
Pension expense	11.4
Labor and benefits	5.3
Other	5.1
Increase in Operating, General and Administrative Expenses	$3.7

The increase in operating, general and administrative expenses of $3.7 million was primarily due to decreased operating lease expense and legal and professional fees, offset by increased pension expense and labor and benefits as discussed above.

Property and other taxes were $66.0 million for the nine months ended September 30, 2008 as compared to $61.7 million in the same period of 2007. Property taxes in 2007 are net of approximately $4.4 million collected through our Montana property tax tracker.

Depreciation expense was $63.6 million for the nine months ended September 30, 2008 as compared with $61.4 million in the same period of 2007. The increase was primarily due to the purchase of our previously leased interest in Colstrip Unit 4.

Consolidated operating income for the nine months ended September 30, 2008 was $118.9 million, as compared with $95.8 million in the same period of 2007. This $23.1 million increase was due to the $33.3 million increase in gross margin partly offset by the $10.2 million higher operating expenses as discussed above.

Consolidated interest expense for the nine months ended September 30, 2008 was $47.5 million, an increase of $5.1 million, or 12.0%, from the same period of 2007. This increase was primarily related to the additional debt incurred with the purchase of our previously leased interest in Colstrip Unit 4.

Consolidated income tax expense for the nine months ended September 30, 2008 was $26.8 million as compared with $20.3 million in the same period of 2007. Our effective tax rate for 2008 was 36.6% as compared to 36.8% for 2007.

Consolidated net income for the nine months ended September 30, 2008 was $46.3 million compared with $34.8 million for the same period of 2007. This increase was primarily due to higher operating income partly offset by higher interest and income tax expense as discussed above.

REGULATED ELECTRIC SEGMENT

Three Months Ended September 30, 2008 Compared with the Three Months Ended September 30, 2007

	Results
	2008	2007	Change	% Change
	(in millions)
Total Revenues	$208.0	$202.1	$5.9	2.9%
Total Cost of Sales	113.3	109.9	3.4	3.1
Gross Margin	$94.7	$92.2	$2.5	2.7%
% GM/Rev	45.5%	45.6%

The following summarizes the components of the changes in regulated electric margin for the three months ended September 30, 2008 and 2007:

Gross Margin
2008 vs. 2007
(in millions)
Montana jurisdiction transmission and distribution rate increase	$2.6
Cooler summer weather and customer usage	(1.8)
Wholesale	(0.2)
Other	1.9
Improvement in Gross Margin	$2.5

This improvement is primarily due to rate increases partly offset by a weather-related net decrease in customer usage and lower wholesale margin due to lower average prices, offset in part by increased volumes.

The following summarizes regulated electric volumes, customer counts and cooling degree-days for the three months ended September 30, 2008 and 2007:

	Volumes MWH
	2008	2007	Change	% Change
	(in thousands)
Retail Electric
Montana	532	557	(25)	(4.5)%
South Dakota	130	142	(12)	(8.5)
Residential	662	699	(37)	(5.3)
Montana	853	871	(18)	(2.1)
South Dakota	237	231	6	2.6
Commercial	1,090	1,102	(12)	(1.1)
Industrial	786	770	16	2.1
Other	88	95	(7)	(7.4)
Total Retail Electric	2,626	2,666	(40)	(1.5)%
Wholesale Electric	71	54	17	31.5%

Average Customer Counts	2008	2007	Change	% Change
Retail Electric
Montana	265,258	261,769	3,489	1.3%
South Dakota	47,947	47,713	234	0.5
Residential	313,205	309,482	3,723	1.2
Montana	59,817	58,603	1,214	2.1
South Dakota	11,605	11,447	158	1.4
Commercial	71,422	70,050	1,372	2.0
Industrial	71	71	—	—
Other	7,640	7,506	134	1.8
Total Retail Electric	392,338	387,109	5,229	1.4%

	2008 as compared to:
Cooling Degree-Days	2007	Historic Average
Montana	43% colder	13% warmer
South Dakota	23% colder	11% colder

Regulated electric volumes decreased due to cooler summer weather. Regulated wholesale electric volumes increased due to increased plant availability as compared with 2007.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

	Results
	2008	2007	Change	% Change
	(in millions)
Total Revenues	$583.6	$551.2	$32.4	5.9%
Total Cost of Sales	303.5	290.6	12.9	4.4
Gross Margin	$280.1	$260.6	$19.5	7.5%
% GM/Rev	48.0%	47.3%

The following summarizes the components of the changes in regulated electric margin for the nine months ended September 30, 2008 and 2007:

Gross Margin
2008 vs. 2007
(in millions)
Montana jurisdiction transmission and distribution rate increase	$7.3
QF supply costs	3.5
Customer growth, usage and colder winter weather	3.1
Wholesale	2.4
FERC jurisdiction transmission rate increase	1.1
Transmission volumes	(1.0)
Other	3.1
Improvement in Gross Margin	$19.5

This improvement is primarily due to rate increases, lower QF supply costs based on actual QF pricing and output, increased volumes from customer growth, usage and colder winter weather, and improved wholesale margin due to increased plant availability, offset in part by lower average prices in the third quarter of 2008. Lower transmission volumes with less demand to transmit energy for others across our lines partly offset these increases.

The following summarizes regulated electric volumes, customer counts and cooling degree-days for the nine months ended September 30, 2008 and 2007:

	Volumes MWH
	2008	2007	Change	% Change
	(in thousands)
Retail Electric
Montana	1,699	1,653	46	2.8%
South Dakota	394	393	1	0.3
Residential	2,093	2,046	47	2.3
Montana	2,408	2,413	(5)	(0.2)
South Dakota	658	627	31	4.9
Commercial	3,066	3,040	26	0.9
Industrial	2,320	2,250	70	3.1
Other	151	164	(13)	(7.9)
Total Retail Electric	7,630	7,500	130	1.7%
Wholesale Electric	202	119	83	69.7%

Average Customer Counts	2008	2007	Change	% Change
Retail Electric
Montana	265,727	262,050	3,677	1.4%
South Dakota	47,912	47,660	252	0.5
Residential	313,639	309,710	3,929	1.3
Montana	59,471	58,143	1,328	2.3
South Dakota	11,486	11,335	151	1.3
Commercial	70,957	69,478	1,479	2.1
Industrial	71	71	—	—
Other	5,951	5,933	18	0.3
Total Retail Electric	390,618	385,192	5,426	1.4%

	2008 as compared to:
Cooling Degree-Days	2007	Historic Average
Montana	42% colder	8% warmer
South Dakota	32% colder	17% colder

Regulated electric volumes increased due primarily to customer growth, usage and colder winter weather. Regulated wholesale electric volumes increased due to increased plant availability as compared with 2007.

REGULATED NATURAL GAS SEGMENT

Three Months Ended September 30, 2008 Compared with the Three Months Ended September 30, 2007

	Results
	2008	2007	Change	% Change
	(in millions)
Total Revenues	$45.6	$37.1	$8.5	22.9%
Total Cost of Sales	22.8	16.3	6.5	39.9
Gross Margin	$22.8	$20.8	$2.0	9.6%
% GM/Rev	50.0%	56.1%

The following summarizes the components of the changes in regulated natural gas margin for the three months ended September 30, 2008 and 2007:

Gross Margin
2008 vs. 2007
(in millions)
South Dakota and Nebraska jurisdictions transportation and distribution rate increase	$0.7
Montana jurisdiction transportation and distribution rate increase	0.5
Colder weather and customer growth	0.2
Storage	0.1
Other	0.5
Improvement in Gross Margin	$2.0

This improvement is primarily due to rate increases and increased volumes due to colder weather and 1.0% customer growth, primarily in Montana.

The following summarizes regulated natural gas volumes, customer counts and heating degree-days for the three months ended September 30, 2008 and 2007:

	Volumes Dekatherms
	2008	2007	Change	% Change
	(in thousands)
Retail Gas
Montana	941	892	49	5.5%
South Dakota	126	124	2	1.6
Nebraska	160	160	—	—
Residential	1,227	1,176	51	4.3
Montana	571	556	15	2.7
South Dakota	246	181	65	35.9
Nebraska	278	290	(12)	(4.1)
Commercial	1,095	1,027	68	6.6
Industrial	15	15	—	—
Other	7	5	2	40.0
Total Retail Gas	2,344	2,223	121	5.4%

Average Customer Counts	2008	2007	Change	% Change
Retail Gas
Montana	154,403	152,123	2,280	1.5%
South Dakota	36,169	36,261	(92)	(0.3)
Nebraska	35,960	35,849	111	0.3
Residential	226,532	224,233	2,299	1.0
Montana	21,601	21,207	394	1.9
South Dakota	5,684	5,712	(28)	(0.5)
Nebraska	4,461	4,451	10	0.2
Commercial	31,746	31,370	376	1.2
Industrial	301	307	(6)	(2.0)
Other	140	140	—	—
Total Retail Gas	258,719	256,050	2,669	1.0%

2008 as compared with:
Heating Degree-Days	2007	Historic Average
Montana	11% colder	8% warmer
South Dakota	42% colder	10% warmer
Nebraska	45% colder	6% colder

Regulated natural gas volumes increased due to colder weather and customer growth, primarily in our Montana service territory. The increase in South Dakota commercial volumes was substantially due to providing supply to a new ethanol customer for one month before they secured their own supply arrangements.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

	Results
	2008	2007	Change	% Change
	(in millions)
Total Revenues	$297.8	$257.3	$40.5	15.7%
Total Cost of Sales	194.0	168.4	25.6	15.2
Gross Margin	$103.8	$88.9	$14.9	16.8%
% GM/Rev	34.9%	34.6%

The following summarizes the components of the changes in regulated natural gas margin for the nine months ended September 30, 2008 and 2007:

Gross Margin
2008 vs. 2007
(in millions)
Colder weather and customer growth	$6.2
South Dakota and Nebraska jurisdictions transportation and distribution rate increase	3.5
Montana jurisdiction transportation and distribution rate increase	2.5
Transfer of previously unregulated customers	0.7
Storage	0.7
Other	1.3
Improvement in Gross Margin	$14.9

This improvement is primarily due to increased volumes from colder winter weather and 1.2% customer growth along with rate increases.

The following summarizes regulated natural gas volumes, customer counts and heating degree-days for the nine months ended September 30, 2008 and 2007:

	Volumes Dekatherms
	2008	2007	Change	% Change
	(in thousands)
Retail Gas
Montana	9,033	7,881	1,152	14.6%
South Dakota	2,322	2,116	206	9.7
Nebraska	2,091	1,954	137	7.0
Residential	13,446	11,951	1,495	12.5
Montana	4,563	4,066	497	12.2
South Dakota	2,166	1,796	370	20.6
Nebraska	2,157	1,997	160	8.0
Commercial	8,886	7,859	1,027	13.1
Industrial	150	111	39	35.1
Other	89	114	(25)	(21.9)
Total Retail Gas	22,571	20,035	2,536	12.7%

Average Customer Counts	2008	2007	Change	% Change
Retail Gas
Montana	155,236	152,677	2,559	1.7%
South Dakota	36,527	36,559	(32)	(0.1)
Nebraska	36,397	36,244	153	0.4
Residential	228,160	225,480	2,680	1.2
Montana	21,685	21,234	451	2.1
South Dakota	5,761	5,746	15	0.3
Nebraska	4,524	4,516	8	0.2
Commercial	31,970	31,496	474	1.5
Industrial	304	312	(8)	(2.6)
Other	140	140	—	—
Total Retail Gas	260,574	257,428	3,146	1.2%

2008 as compared with:
Heating Degree-Days	2007	Historic Average
Montana	14% colder	2% colder
South Dakota	12% colder	4% colder
Nebraska	12% colder	5% colder

Regulated natural gas volumes increased due to colder winter weather and customer growth in our Montana service territory.

UNREGULATED ELECTRIC SEGMENT

Three Months Ended September 30, 2008 Compared with the Three Months Ended September 30, 2007

Our unregulated electric segment primarily consists of our 30% joint ownership interest in the Colstrip Unit 4 generation facility, which represents approximately 222 MWs at full load. We sell our Colstrip Unit 4 output principally to two unrelated third parties under agreements through December 2010. Under a separate agreement, we repurchase 111 MWs through December 2010. These 111 MWs were available for market sales to other third parties through June 2007. Beginning July 1, 2007, 90 MWs of base-load energy from Colstrip Unit 4 are being supplied to the Montana electric supply load (included in our regulated electric segment) for a term of 11.5 years at an average nominal price of $35.80 per MWH. In addition, 21 MWs of base-load energy from Colstrip Unit 4 are being provided to the Montana electric supply load for a term of 76 months beginning in March 2008 at $19 per MWH below the Mid-C Index price with a floor of zero.

	Results
	2008	2007	Change	% Change
	(in millions)
Total Revenues	$20.1	$18.8	$1.3	6.9%
Total Cost of Sales	(4.2)	5.2	(9.4)	(180.8)
Gross Margin	$24.3	$13.6	$10.7	78.7%
% GM/Rev	120.9%	72.3%

The following summarizes the components of the changes in unregulated electric margin for the three months ended September 30, 2008 and 2007:

Gross Margin
2008 vs. 2007
(in millions)
Unrealized gain on forward contracts	$10.2
Average prices	1.4
Volumes	(0.7)
Fuel supply costs	(0.2)
Improvement in Gross Margin	$10.7

The improvement in margin was primarily due to an unrealized gain of $10.2 million, during the third quarter of 2008, on forward contracts due to changes in forward prices of electricity as well as the reversal of previously recognized unrealized gains/losses as the underlying transactions are realized. These contracts economically hedge a portion of our Colstrip Unit 4 output through 2009, and do not qualify for hedge accounting, therefore market value adjustments are included in cost of sales. A decrease in volumes from lower plant and transmission availability and higher fuel supply costs partly offset these increases.

The following summarizes unregulated electric wholesale volumes for the three months ended September 30, 2008 and 2007:

	Volumes MWH
	2008	2007	Change	% Change
	(in thousands)
Wholesale Electric	440	454	(14)	(3.1)%

The decrease in energy available to sell as compared with 2007 was due to lower plant and transmission availability.

See the “Overview” section for additional information related to our Colstrip Unit 4 strategic review process.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

	Results
	2008	2007	Change	% Change
	(in millions)
Total Revenues	$57.1	$55.7	$1.4	2.5%
Total Cost of Sales	14.5	13.7	0.8	5.8
Gross Margin	$42.6	$42.0	$0.6	1.4%
% GM/Rev	74.6%	75.4%

The following summarizes the components of the changes in unregulated electric margin for the nine months ended September 30, 2008 and 2007:

Gross Margin
2008 vs. 2007
(in millions)
Volumes	$6.8
Unrealized gain on forward contracts	3.8
Average prices	(6.8)
Fuel supply costs	(3.2)
Improvement in Gross Margin	$0.6

The improvement in margin was primarily due to an increase in volumes from higher plant availability and an unrealized gain of $3.8 million during the first nine months of 2008 as discussed above. Lower average contracted prices and higher fuel supply costs partly offset these increases.

The following summarizes unregulated electric wholesale volumes for the nine months ended September 30, 2008 and 2007:

	Volumes MWH
	2008	2007	Change	% Change
	(in thousands)
Wholesale Electric	1,331	1,189	142	11.9%

The increase in energy available to sell as compared with 2007 was due to increased plant availability.

LIQUIDITY AND CAPITAL RESOURCES

We utilize our revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. As of September 30, 2008, we had cash and cash equivalents of $8.6 million, an increase of $3.9 million as compared with September 30, 2007, reflecting cash generated by operating activities, and the receipt of cash from the net issuance of long-term debt of approximately $18.0 million. These inflows were partially offset by capital investments, the share repurchase program and the payment of common stock dividends. Revolver availability was $120.3 million as of September 30, 2008.

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

As of September 30, 2008, we are over collected on our current Montana natural gas and electric trackers by approximately $11.3 million, as compared with an over collection of $18.6 million as of September 30, 2007.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Nine Months Ended September 30,
	2008	2007
Operating Activities
Net income	$46.3	$34.8
Non-cash adjustments to net income	92.6	85.9
Changes in working capital	60.1	55.1
Other	(22.3)	(1.9)
	176.7	173.9
Investing Activities
Property, plant and equipment additions	(81.0)	(77.9)
Sale of assets	0.1	1.4
Colstrip Unit 4 acquisition	—	(40.2)
	(80.9)	(116.7)
Financing Activities
Net borrowing of debt	18.0	(44.4)
Dividends on common stock	(38.0)	(34.4)
Treasury stock activity	(78.6)	(0.6)
Other	(1.4)	25.0
	(100.0)	(54.4)

Net (Decrease) Increase in Cash and Cash Equivalents	$(4.2)	$2.8
Cash and Cash Equivalents, beginning of period	$12.8	$1.9
Cash and Cash Equivalents, end of period	$8.6	$4.7

Cash Provided by Operating Activities

As of September 30, 2008, cash and cash equivalents were $8.6 million, as compared with $12.8 million at December 31, 2007 and $4.7 million cash and cash equivalents at September 30, 2007. Cash provided by operating activities totaled $176.7 million for the nine months ended September 30, 2008 as compared with $173.9 million during the nine months ended September 30, 2007. This increase in operating cash flows reflects cash generated by net income, offset in part by higher natural gas inventories and lower collections associated with the recovery of energy supply costs in 2008 as compared with 2007, which is discussed above in the “Factors Impacting our Liquidity” section.

Cash Used in Investing Activities

Cash used in investing activities totaled $80.9 million during the nine months ended September 30, 2008, as compared with $116.7 million during the nine months ended September 30, 2007. During the nine months ended September 30, 2008 we invested $81.0 million in property, plant and equipment additions as compared with $77.9 million in 2007. In addition, in 2007 we used $40.2 million to complete the purchase of a portion of our previously leased interest in the Colstrip Unit 4 generating facility.

Cash Used in Financing Activities

Cash used in financing activities totaled $100.0 million during the nine months ended September 30, 2008, as compared with $54.4 million during the nine months ended September 30, 2007. Cash used to repurchase shares under our previously announced plan during the nine months ended September 30, 2008 was approximately $77.7 million. We also have net borrowings on our revolver of approximately $52.0 million, and have made debt repayments of $34.0 million. In addition, we paid dividends on common stock of $38.0 million. During the nine months ended September 30, 2007, we made debt repayments of $44.4 million and paid dividends on common stock of $34.4 million.

Sources and Uses of Funds

We believe that our cash on hand, operating cash flows, and borrowing capacity, taken as a whole, provide sufficient resources to fund our ongoing operating requirements, debt maturities, anticipated dividends and estimated future capital expenditures during the next twelve months. As of October 24, 2008, our availability under our revolving line of credit was approximately $132.9 million.

The common stock repurchase program announced during the second quarter 2008 was completed during the third quarter of 2008.

We currently anticipate funding approximately $54.0 million to our pension plans in 2009 due to market losses on plan assets during 2008.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of September 30, 2008. See our Annual Report on Form 10-K for the year ended December 31, 2007 for additional discussion.

	Total	2008	2009	2010	2011	2012	Thereafter
	(in thousands)
Long-term Debt	$825,365	$7,321	$184,045	$23,605	$6,578	$3,792	$600,024
Capital Leases	38,335	336	1,280	1,174	1,265	1,363	32,917
Future Minimum Operating Lease Payments	4,286	400	1,495	1,085	686	513	107
Estimated Pension and Other Postretirement Obligations (1)	121,700	1,000	57,700	22,600	21,500	18,900	N/A
Qualifying Facilities (2)	1,474,325	15,144	61,586	63,589	65,323	67,111	1,201,572
Supply and Capacity Contracts (3)	1,689,988	167,675	473,040	321,672	142,448	130,718	454,435
Contractual Interest Payments on Debt (4)	331,488	12,951	46,482	36,203	34,052	33,639	168,161
Total Commitments (5)	$4,485,487	$204,827	$825,628	$469,928	$271,852	$256,036	$2,457,216

(1)

We have estimated cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. The 2009 funding amount reflects our current estimated funding requirements based on market losses on plan assets during 2008.

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
(4)

Contractual interest payments include an assumed average interest rate of 5.5% on the $100 million floating rate nonrecourse loan through maturity in December 2009 and an assumed average interest rate of 4.5% on an estimated revolving line of credit balance of $64.0 million through maturity in November 2009.

(5)	Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

Credit Ratings

Fitch, Moody’s and S&P are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of October 24, 2008, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Corporate Rating	Outlook
Fitch	BBB	BBB-	BBB-	Positive
Moody’s (1)	Baa2	Baa3	N/A	Positive
S&P	A- (MT) BBB+ (SD)	BBB-	BBB	Stable

(1)	Moody’s upgraded our senior secured and senior unsecured credit ratings on July 9, 2008 from Baa3 and Ba2, respectively, as reflected above.

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

As of September 30, 2008, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2007. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

We utilize various risk management instruments to reduce our exposure to market interest rate changes. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. All of our debt has fixed interest rates, with the exception of our revolver and the Colstrip Lease Holdings (CLH) $100 million loan. The revolving credit facility bears interest at the lower of prime (currently 4.5%) or available rates tied to the London Interbank Offered Rate (LIBOR) plus a credit spread. The CLH loan currently bears interest at approximately 5.5%, which is 1.25% over LIBOR. Based upon amounts outstanding as of September 30, 2008, a 1% increase in the LIBOR would increase our annual interest expense by approximately $1.6 million.

Commodity Price Risk

Commodity price risk is one of our most significant risks due to our lack of ownership of natural gas reserves or regulated electric generation assets within the Montana market, and our unregulated joint ownership interest in Colstrip Unit 4. Several factors influence price levels and volatility. These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, fuel availability, market liquidity, and the nature and extent of current and potential federal and state regulations.

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

In our unregulated electric segment, we use forward contracts to manage our exposure to the market price of electricity. We have entered into unit-contingent forward contracts for the sale of a significant portion of the output. In addition, we have economically hedged a portion of our output through 2009. As of September 30, 2008, our contracted sales prices exceeded market prices by approximately $3.8 million. These market value adjustments will reverse as the power is delivered.

In our “other” segment, we currently have a capacity contract through 2013 with a pipeline that gives us basis risk depending on gas prices at two different delivery points. We have a sales contract with a customer that provides for a selling price based on the index price of gas coming from a delivery point in Ventura, Iowa. The pipeline capacity contract allows us to take delivery of gas from Canada, which has historically been cheaper than gas coming from Ventura, even when including transportation costs. If the Canadian gas plus transportation cost exceeds the index price at Ventura, then we will lose money on these gas sales. The annual capacity payments are approximately $1.8 million, which represents our maximum annual exposure related to this basis risk.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to extensive governmental laws and regulations that affect our industry and our operations, which could have a material adverse effect on our liquidity and results of operations.

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

Our rates are approved by our respective commissions and are effective until new rates are approved. In addition, supply costs are recovered through adjustment charges that are periodically reset to reflect current and projected costs. Inability to recover costs in rates or adjustment clauses could have a material adverse effect on our liquidity and results of operations.

We are subject to extensive environmental laws and regulations and potential environmental liabilities, which could result in significant costs and liabilities.

We are subject to extensive laws and regulations imposed by federal, state, and local government authorities in the ordinary course of operations with regard to the environment, including environmental laws and regulations relating to air and water quality, solid waste disposal, and other environmental considerations. We believe that we are in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect our financial position or results of operations; however, possible future developments, including the promulgation of more stringent environmental laws and regulations, such as the new mercury emissions rules in Montana, and the timing of future enforcement proceedings that may be taken by environmental authorities could affect the costs and the manner in which we conduct our business and could require us to make substantial additional capital expenditures.

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

Our range of exposure for current environmental remediation obligations is estimated to be $19.8 million to $57.0 million. We had an environmental reserve for these matters of $31.0 million at September 30, 2008. This reserve was established in anticipation of future remediation activities at our various environmental sites and does not factor in any exposure to us arising from new regulations, private tort actions or claims for damages allegedly associated with specific environmental conditions. To the extent that our environmental liabilities are greater than our reserves or we are unsuccessful in recovering anticipated insurance proceeds under the relevant policies or recovering a material portion of remediation costs in our rates, our results of operations and financial position could be adversely affected.

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

Poor investment performance of plan assets of our defined benefit pension plans and post-retirement benefit obligations, in addition to other factors impacting these costs could unfavorably impact our results of operations and liquidity.

We have two defined benefit pension plans that cover substantially all of our employees, and a post-retirement medical plan for our Montana employees. The costs of providing these plans are dependent upon a number of factors, including rate of return on plan assets, discount rates, other actuarial assumptions, and future government regulation. While we have complied with the minimum funding requirements, our obligations for these plans exceed the value of plan assets. In addition, the Pension Protection Act of 2006 changed the minimum funding requirements for defined benefit pension plans beginning in 2008. Without sustained growth in the plan assets over time and depending upon the other factors noted above, we could be required to fund our plans with significant amounts of cash. Such cash funding obligations may change significantly from projections, and could have a material impact on our liquidity and results of operations.

Our plans for future expansion through the construction of power generation facilities, transmission grid expansion and capital improvements to current assets involve substantial risks. Failure to adequately execute and manage significant construction plans, as well as the risk of recovering such costs, could materially impact our results of operations and liquidity.

We have proposed capital investment projects in excess of $1 billion. The completion of these projects, which include investments in electric transmission projects, electric generation projects and natural gas pipelines, are subject to many construction and development risks, including, but not limited to, risks related to financing, regulatory recovery, obtaining and complying with terms of permits, escalating costs of materials and labor, meeting construction budgets and schedules, and environmental compliance. Should these efforts be unsuccessful, we could be subject to additional costs, termination payments under committed contracts, and/or the write-off of investments in these projects. We have capitalized approximately $4.3 million of costs associated with these projects as of September 30, 2008.

Our obligation to supply a minimum annual quantity of power to the Montana electric supply could expose us to material commodity price risk if certain Qualifying Facilities (QF) under contract with us do not perform during a time of high commodity prices, as we are required to supply any quantity deficiency.

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

Operation of electric generating facilities involves risks which can adversely affect energy output and efficiency levels. Most of our generating capacity is coal-fired. We rely on a limited number of suppliers of coal for our regulated generation, making us vulnerable to increased prices for fuel as existing contracts expire or in the event of unanticipated interruptions in fuel supply. We are a captive rail shipper of the Burlington Northern Santa Fe Railway for shipments of coal to the Big Stone I Plant (our largest source of generation in South Dakota), making us vulnerable to railroad capacity and operational issues and/or increased prices for coal transportation from a sole supplier. Operational risks also include facility shutdowns due to breakdown or failure of equipment or processes, labor disputes, operator error and catastrophic events such as fires, explosions, floods, intentional acts of destruction or other similar occurrences affecting the electric generating facilities. The loss of a major regulated generating facility would require us to find other sources of supply, if available, and expose us to higher purchased power costs.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 23, 2008, we announced plans to initiate a share buyback program for approximately 3.1 million shares, which is equal to the number of shares in the disputed claims reserve established under our Plan of Reorganization that was confirmed by the bankruptcy court in 2004. We purchased 1.9 million shares from the disputed claims reserve and the remaining shares were purchased using privately negotiated transactions, at our discretion. The actual number and timing of share purchases were subject to market conditions, restrictions related to price, volume, timing, and applicable SEC rules. The total aggregate purchase price was approximately $77.7 million.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2008 – July 31, 2008	782,059	24.98	782,059	2,362,618
August 1, 2008 – August 31, 2008	—	—	—	2,362,618
September 1, 2008 – September 30, 2008	2,346,568	24.77	2,346,568	16,050

ITEM 5.	OTHER INFORMATION

On May 1, 2008, we announced that effective May 5, 2008, Thomas J. Knapp, would no longer serve in the capacity of vice president, general counsel and corporate secretary, but would remain with us as senior legal and governmental affairs advisor. On August 29, 2008, Mr. Knapp resigned as senior legal and governmental affairs advisor. His resignation did not result from any disagreement with NorthWestern concerning any matter relating to our operations, policies or practices.

Mr. Knapp’s resignation was deemed a termination without cause, and he executed a Waiver and Release Agreement effective September 5, 2008. Mr. Knapp is entitled to receive certain benefits under the NorthWestern Corporation 2006 Officer Severance Plan (the Officer Severance Plan), including (i) a lump-sum payment of $284,012, which equals Mr. Knapp’s current base salary, (ii) a pro-rata annual short-term incentive bonus, calculated at the end of the 2008 fiscal year and payable on or before March 15, 2009, (iii) reimbursement of any COBRA premiums paid by Mr. Knapp during the 12-month period following his separation from the Company, and (iv) outplacement services provided by a provider selected by us up to a maximum of $12,000 over the 12-month period following Mr. Knapp’s separation. The foregoing description of the Officer Severance Plan is qualified in its entirety by reference thereto, a copy of which is attached to the Company’s Current Report on Form 8-K dated March 31, 2006, and incorporated herein by reference.

In addition, we entered into a Consulting Agreement with Mr. Knapp on September 5, 2008 (the Agreement). The Agreement provides for compensation for certain agreed upon consulting services of $15,000 per month through the term of the Agreement, which expires December 31, 2008.

ITEM 6.           EXHIBITS

(a)	Exhibits

Exhibit 10.1—NorthWestern Corporation 2005 Long-Term Incentive Plan, as amended October 31, 2007.

Exhibit 10.2—Waiver and Release of Thomas J. Knapp Executed September 5, 2008.

Exhibit 10.3—Consulting Agreement with Thomas J. Knapp Executed September 5, 2008.

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

NORTHWESTERN CORPORATION
Date: October 30, 2008	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*10.1	NorthWestern Corporation 2005 Long-Term Incentive Plan, as amended October 31, 2007.
*10.2	Waiver and Release of Thomas J. Knapp Executed September 5, 2008.
*10.3	Consulting Agreement with Thomas J. Knapp Executed September 5, 2008.
*31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith