Form 10-Q
period 2009-07-28
NORTHWESTERN CORP
filed 2009-07-29
CIK 73088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Common Stock, Par Value $.01

35,941,893 shares outstanding at July 24, 2009

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$22,963	$11,292
Restricted cash	16,640	14,727
Accounts receivable, net	97,962	155,672
Inventories	47,350	70,741
Regulatory assets	48,822	46,905
Deferred income taxes	11,352	685
Prepaid and other	15,285	13,395
Total current assets	260,374	313,417
Property, plant, and equipment, net	1,852,378	1,839,699
Goodwill	355,128	355,128
Regulatory assets	223,380	233,102
Other noncurrent assets	28,710	20,691
Total assets	$2,719,970	$2,762,037
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$1,328	$1,193
Current maturities of long-term debt	5,982	228,045
Accounts payable	56,121	94,685
Accrued expenses	210,310	215,431
Regulatory liabilities	46,882	49,223
Total current liabilities	320,623	588,577
Long-term capital leases	36,202	36,798
Long-term debt	862,997	634,011
Deferred income taxes	143,233	114,707
Noncurrent regulatory liabilities	234,612	222,969
Other noncurrent liabilities	353,342	401,442
Total liabilities	1,951,009	1,998,504
Commitments and Contingencies (Note 14)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 39,477,951 and 35,941,842, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	395	395
Treasury stock at cost	(89,554)	(89,487)
Paid-in capital	807,065	805,900
Retained earnings	39,203	34,371
Accumulated other comprehensive income	11,852	12,354
Total shareholders' equity	768,961	763,533
Total liabilities and shareholders' equity	$2,719,970	$2,762,037

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Electric	$173,463	$178,967	$381,450	$375,586
Gas	61,330	80,531	220,133	252,174
Other	920	17,008	5,033	34,721
Total Revenues	235,713	276,506	606,616	662,481
Operating Expenses
Cost of sales	106,840	149,354	314,850	378,438
Operating, general and administrative	60,898	53,866	126,317	113,937
Property and other taxes	18,246	20,540	42,535	44,180
Depreciation	22,260	21,225	44,982	42,316
Total Operating Expenses	208,244	244,985	528,684	578,871
Operating Income	27,469	31,521	77,932	83,610
Interest Expense	(18,002)	(15,848)	(33,136)	(31,849)
Other Income (Expense)	198	(161)	789	422
Income Before Income Taxes	9,665	15,512	45,585	52,183
Income Tax Expense	(3,567)	(6,009)	(16,674)	(19,229)
Net Income	$6,098	$9,503	$28,911	$32,954
Average Common Shares Outstanding	35,940	38,973	35,937	38,973
Basic Earnings per Average Common Share	$0.17	$0.24	$0.80	$0.85
Diluted Earnings per Average Common Share	$0.17	$0.24	$0.80	$0.84
Dividends Declared per Average Common Share	$0.335	$0.33	$0.67	$0.66

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net Income	$28,911	$32,954
Items not affecting cash:
Depreciation	44,982	42,316
Amortization of debt issue costs, discount and deferred hedge gain	1,122	1,202
Amortization of restricted stock	1,164	2,364
Equity portion of allowance for funds used during construction	(275)	(282)
Gain on sale of assets	(223)	(110)
Unrealized loss on derivative instruments	—	6,396
Deferred income taxes	17,858	21,115
Changes in current assets and liabilities:
Restricted cash	(1,913)	(5,038)
Accounts receivable	57,710	26,780
Inventories	23,391	16,282
Prepaid energy supply costs	182	375
Other current assets	(2,028)	(288)
Accounts payable	(39,097)	(23,569)
Accrued expenses	(9,867)	(5,324)
Regulatory assets	963	5,808
Regulatory liabilities	(2,341)	11,933
Other noncurrent assets	11,387	12,159
Other noncurrent liabilities	(46,395)	(20,419)
Cash provided by operating activities	85,531	124,654
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(46,986)	(43,087)
Proceeds from sale of assets	326	29
Cash used in investing activities	(46,660)	(43,058)
FINANCING ACTIVITIES:
Dividends on common stock	(24,079)	(25,722)
Issuance of long-term debt, net of discount	249,833	55,000
Repayment of long-term debt	(135,011)	(85,939)
Line of credit borrowings	237,000	14,000
Line of credit repayments	(345,000)	(26,000)
Financing costs	(9,943)	(1,466)
Cash used in financing activities	(27,200)	(70,127)
Increase in Cash and Cash Equivalents	11,671	11,469
Cash and Cash Equivalents, beginning of period	11,292	12,773
Cash and Cash Equivalents, end of period	$22,963	$24,242
Supplemental Cash Flow Information:
Cash paid during the period for:
Income Taxes	2	43
Interest	20,305	24,479

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

The Condensed Consolidated Financial Statements (Financial Statements) for the periods included herein have been prepared by NorthWestern Corporation, pursuant to the rules and regulations of the SEC. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to June 30, 2009, have been evaluated as to their potential impact to the Financial Statements through the date of issuance, July 29, 2009.

The Financial Statements included herein have been prepared by NorthWestern, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the condensed disclosures provided are adequate to make the information presented not misleading. Management recommends that these unaudited Financial Statements be read in conjunction with audited Financial Statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

(2) New Accounting Standards

Accounting Standards Issued

In June 2009, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets (SFAS No. 166), and No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167), which change the way entities account for securitizations and special-purpose entities. SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to such transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

SFAS No. 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46R), and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No 167 revises the approach to determining the primary beneficiary of a variable interest entity (VIE) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. SFAS No. 166 and SFAS No. 167 are effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are currently evaluating the impact, if any, of adopting SFAS No. 166 and SFAS No. 167 on our financial position and results of operations.

In July 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification (SFAS No. 168), as the single source of authoritative nongovernmental GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS No. 168, aside from those issued by the SEC. All other accounting literature not included in the Codification is nonauthoritative. We do not expect the adoption of SFAS No. 168 to impact our financial position or results of operations. This statement will be reflected in our disclosures beginning with the third quarter of 2009.

Accounting Standards Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS No. 141R was effective beginning January 1, 2009; accordingly, any business combinations we engage in will be recorded and disclosed in accordance with this statement. In addition, if any of our unrecognized tax benefits reverse, they will affect the income tax provision in the period of reversal rather than goodwill. See Note 4, Income Taxes, for further information.

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

In April 2009, the FASB issued three Final Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. The FSPs are effective for interim and annual periods ending after June 15, 2009. FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements, and relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2 and 124-2), provide additional guidance on presenting impairment losses on securities to bring consistency to the timing of impairment recognition, and provide clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of FSP 157-4, FSP 115-2 and 124-2, did not have a material impact on our financial position or results of operations.

FSP 107-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1), increases the frequency of fair value disclosures required by SFAS No. 107, Disclosures About Fair Value of Financial Instruments (SFAS No. 107). FSP 107-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only required to be disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosures required by this statement are included in Note 8, Fair Value Measurements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 does not result in significant changes in the subsequent events that an entity reports. Rather, SFAS No. 165 requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The disclosures required by this statement are included in Note 1, Nature of Operations and Basis of Consolidation.

(3) Variable Interest Entities

FIN 46R requires the consolidation of entities which are determined to be VIEs when we are the primary beneficiary of a VIE, which means we have a controlling financial interest. Certain long-term purchase power and tolling contracts may be considered variable interests under FIN 46R. We have various long-term purchase power contracts with other utilities and certain qualifying facility (QF) plants. After evaluation of these contracts, we believe one QF contract may constitute a variable interest entity under the provisions of FIN 46R. We are currently engaged in adversary proceedings with this QF and, while we have made exhaustive efforts, we have been unable to obtain the information necessary to further analyze this contract under the requirements of FIN 46R. We continue to account for this QF contract as an executory contract as we have been unable to obtain the necessary information from this QF in order to determine if it is a VIE and if so, whether we are the primary beneficiary. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $481.4 million through 2025, and are included in Contractual Obligations and Other Commitments of Management's Discussion and Analysis.

(4) Income Taxes

We have unrecognized tax benefits of approximately $115.0 million as of June 30, 2009, including approximately $78.3 million that if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitations within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the six months ended June 30, 2009, we have not recognized expense for interest or penalties, and do not have any amounts accrued at June 30, 2009 and December 31, 2008, respectively, for the payment of interest and penalties.

Our federal tax returns from 2000 forward remain subject to examination by the Internal Revenue Service.

(5) Goodwill

There were no changes in our goodwill during the six months ended June 30, 2009. Goodwill by segment is as follows for both June 30, 2009 and December 31, 2008 (in thousands):

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

Comprehensive income is calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$6,098	$9,503	$28,911	$32,954
Other comprehensive income (loss), net of tax:
Reclassification of net gains on hedging instruments from OCI to net income	(297)	(297)	(594)	(594)
Foreign currency translation	141	20	92	(62)
Comprehensive income	$5,942	$9,226	$28,409	$32,298

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

Normal Purchases and Normal Sales

We have applied the normal purchase and normal sale scope exception (NPNS), as provided by SFAS No. 133 and interpreted by Derivatives Implementation Guidance Issue C15, to most of our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Financial Statements at June 30, 2009 and December 31, 2008. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

Mark-to-Market Accounting

Certain contracts for the physical purchase of natural gas associated with our regulated gas utilities do not qualify for NPNS. These are typically forward purchase contracts for natural gas where we lock in a fixed price; however the contracts are settled financially and we do not take physical delivery of the natural gas. We use the mark-to-market method of accounting for these derivative contracts as we do not elect hedge accounting. Upon settlement of these contracts, associated proceeds or costs are refunded to or collected from our customers consistent with regulatory requirements therefore we apply SFAS No. 71, Accounting for the Effects of Certain Types of Regulations and record a regulatory asset or liability based on changes in market value.

The following table represents the fair value and location of derivative instruments subject to mark-to-market accounting (in thousands). For more information on the determination of fair value see Note 8.

Mark-to-Market Transactions	Balance Sheet Location	June 30, 2009	December 31, 2008

Regulated natural gas net derivative liability	Accrued Expenses	$31,979	$29,156

The following table represents the net change in fair value for these derivatives (in thousands):

	Unrealized gain (loss) recognized in Regulatory Assets
Derivatives Subject to Regulatory Deferral	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Natural gas	$9,334	$(2,823)

Credit Risk

We are exposed to credit risk primarily through buying and selling electricity and natural gas to serve customers. Credit risk is the potential loss resulting from counterparty non-performance under an agreement. We manage credit risk with policies and procedures for, among other things, counterparty analysis and exposure measurement, monitoring and mitigation. We may request collateral or other security from our counterparties based on the assessment of creditworthiness and expected credit exposure. It is possible that volatility in commodity prices could cause us to have material credit risk exposures with one or more counterparties.

We enter into commodity master arrangements with our counterparties to mitigate credit exposure, as these agreements reduce the risk of default by allowing us or our counterparty the ability to make net payments. The agreements generally are : Western Systems Power Pool agreements (WSPP) – standardized power sales contracts in the electric industry; (2) International Swaps and Derivatives Association agreements (ISDA) – standardized financial gas and electric contracts; (3) North American Energy Standards Board agreements (NAESB) – standardized physical gas contracts.

Many of our forward purchase contracts contain provisions that require us to maintain an investment grade credit rating from each of the major credit rating agencies. If our credit rating were to fall below investment grade, it would be in violation of these provisions, and the counterparties could require immediate payment or demand immediate and ongoing full overnight collateralization on contracts in net liability positions.

The following table presents, as of June 30, 2009, the aggregate fair value of forward purchase contracts that do not qualify as normal purchases in a net liability position with credit risk-related contingent features, collateral posted, and the aggregate amount of additional collateral that we would be required to post with counterparties, if the credit risk-related contingent features underlying these agreements were triggered on June 30, 2009 (in thousands):

Contracts with Contingent Feature	Fair Value Liability	Posted Collateral (1)	Contingent Collateral

Credit rating	$31,044	$500	$30,544

(1)   Posted collateral as of June 30, 2009 consisted of letters of credit.

Interest Rate Swaps Designated as Cash Flow Hedges

If we enter into contracts to hedge the variability of cash flows related to forecasted transactions that qualify as cash flow hedges, the changes in the fair value of such derivative instruments are reported in other comprehensive income. The relationship between the hedging instrument and the hedged item must be documented to include the risk management objective and strategy and, at inception and on an ongoing basis, the effectiveness of the hedge in offsetting the changes in the cash flows of the item being hedged. Gains or losses accumulated in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the related hedged item. Any ineffective portion of all hedges would be recognized in current-period earnings. Cash flows related to these contracts are classified in the same category as the transaction being hedged.

We have used interest rate swaps designated as cash flow hedges to manage our interest rate exposures associated with new debt issuances. These swaps were designated as cash-flow hedges under SFAS No. 133 with the effective portion of gains and losses, net of associated deferred income tax effects, recorded in AOCI. We reclassify these gains from AOCI into interest expense during the periods in which the hedged interest payments occur. The following table shows the effect of these derivative instruments on the Financial Statements:

Cash Flow Hedges	Amount of Gain Remaining in AOCI as of June 30, 2009	Location of Gain Reclassified from AOCI to Income	Amount of Gain Reclassified from AOCI into Income during the Six Months Ended June 30, 2009

Interest rate contracts	$11,058	Interest Expense	$594

We expect to reclassify approximately $1.2 million of pre-tax gains on these cash-flow hedges from AOCI into interest expense during the next twelve months. These gains relate to swaps previously terminated, and we have no current interest rate swaps outstanding.

(8) Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 became effective for most fair value measurements, other than leases and certain nonfinancial assets and liabilities, beginning January 1, 2008. SFAS No. 157 establishes a three-level fair value hierarchy and requires fair value disclosures based upon this hierarchy. In addition, FSP 157-2, Effective Date of SFAS No. 157, deferred the effective date for certain portions of SFAS No. 157 related to nonrecurring measurements of nonfinancial assets and liabilities, was effective beginning with the first quarter of 2009. This FSP had no impact on our disclosures for the second quarter of 2009 and will be applied prospectively as applicable.

We present our derivative assets and liabilities on a net basis in the Condensed Consolidated Balance Sheets. The table below disaggregates our net derivative assets and liabilities on a gross contract-by-contract basis as required by SFAS No. 157, and classifies each individual asset or liability within the appropriate level in the fair value hierarchy, regardless of whether a particular contract is eligible for netting against other contracts. These gross balances are intended solely to provide information on sources of inputs to fair value and do not represent our actual credit exposure or net economic exposure. Increases and decreases in the gross components presented in each of the levels in this table also do not indicate changes in the level of derivative activities. Rather, the primary factors affecting the gross amounts are commodity prices. We classify assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. Normal purchases and sales transactions are not included in the fair values by source table as they are not recorded at fair value. See Note 7 for further discussion.

June 30, 2009	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
Cash equivalents	$9,000	$—	$—	$—	$9,000
Restricted cash	15,483	—	—	—	15,483
Derivative asset (1)	—	127	—	—	127
Derivative liability (1)	—	(32,106)	—	—	(32,106)
Net derivative position	—	(31,979)	—	—	(31,979)
Total	$24,483	$(31,979)	$—	$—	$(7,496)

(1)  The changes in the fair value of these derivatives are deferred as a regulatory asset or liability until the contracts are settled. Upon settlement, associated proceeds or costs are passed through the applicable cost tracking mechanism to customers.

Cash equivalents and restricted cash represent amounts held in money market mutual funds. Fair value for the commodity derivatives was determined using internal models based on quoted forward commodity prices. We consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). SFAS No. 157 also requires that the fair value measurement of liabilities reflect the nonperformance risk of the reporting entity, as applicable. Therefore, we have factored the impact of our credit standing as well as any potential credit enhancements into the fair value measurement of both derivative assets and derivative liabilities. Consideration of our own credit risk did not have a material impact on our fair value measurements.

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
•

We determined fair values for debt based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities, except for publicly traded debt, for which fair value is based on market prices for the same or similar issues or upon the quoted market prices of U.S. treasury issues having a similar term to maturity, adjusted for our bond issuance rating and the present value of future cash flows.

The fair value estimates presented herein are based on pertinent information available to us as of June 30, 2009.

The estimated fair value of financial instruments is summarized as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt (including current portion)	$868,979	$847,752	$862,056	$780,023

(9) Financing Activities

In March 2009, we issued $250 million of Montana First Mortgage Bonds at a fixed interest rate of 6.34% maturing April 1, 2019, which were discounted to yield 6.349%. The bonds are secured by our Montana electric and natural gas assets. The bonds were issued in a transaction exempt from registration under the Securities Act of 1933, as amended. We are obligated to offer to exchange these bonds for a like series of bonds registered under the Securities Act of 1933 by the end of 2009. We used the proceeds to redeem our $100 million Colstrip Lease Holdings LLC term loan, repay outstanding borrowings on our revolving credit facility, repay other outstanding debt obligations of $31.7 million related to Colstrip Unit 4, fund a portion of the costs of the Mill Creek generation project, and fund future capital expenditures.

On June 30, 2009, we amended and restated our unsecured revolving line of credit scheduled to expire on November 1, 2009. The amended facility extends the term to June 30, 2012, and increases the aggregate principal amount available under the facility by $50 million to $250 million. The amended facility does not amortize and borrowings will bear interest based on a credit ratings grid. The ‘spread’ or ‘margin’ ranges from 2.25% to 4.0% over the London Interbank Offered Rate (LIBOR). On the closing date of the agreement, the applicable spread was 3.0%. A total of nine banks participate in the new facility, with no one bank providing more than 14% of the total availability. The amended facility contains covenants substantially similar to the previous facility.

(10) Regulatory Matters

Colstrip Unit 4

In January 2009, as a result of a 2008 Montana Public Service Commission (MPSC) order, we placed our joint ownership interest in Colstrip Unit 4, which had previously been an unregulated asset, into utility rate base at a value of $407 million. The order included a capital structure of 50% equity and 50% debt, an authorized return on equity of 10% and cost of debt of 6.5%, which are set for 34 years, based on the estimated useful life of the plant. Our interest in Colstrip Unit 4 is expected to supply approximately 13% of our Montana base-load requirements through 2010 and approximately 25% thereafter (upon expiration of an existing power sale agreement). The generation related costs and return on rate base related to Colstrip Unit 4, including the cost of any replacement power purchased during outages, will be included in our annual electric supply tracker filing for inclusion in customer rates.

Mill Creek Generating Station

In August 2008, we filed a request with the MPSC for advanced approval to construct a 150 megawatt natural gas fired facility. The Mill Creek Generating Station, estimated to cost approximately $202 million, will provide regulating resources to balance our transmission system in Montana to maintain reliability and enable additional wind power to be integrated onto the network to meet future renewable energy portfolio needs. In May 2009, the MPSC issued an order granting approval to construct the facility, authorizing a return on equity of 10.25% and cost of debt of 6.5%, with a capital structure of 50% equity and 50% debt. In addition, the MPSC determined the $81 million cost for the turbines is prudent, with the remainder of the project costs to be submitted to the MPSC for review and approval once construction of the facility is complete. Construction began in June 2009, and the plant is scheduled to be operational by December 31, 2010. As of June 30, 2009, we have capitalized approximately $2.7 million in construction work in process related to this project.

Western Electricity Coordination Council Compliance Audit

We have completed our compliance audit under the compliance monitoring and enforcement program of the Western Electricity Coordinating Council (WECC), a regional electric reliability organization. WECC has responsibility for monitoring and enforcing compliance with mandatory reliability standards within the U.S. established by the North American Electric Reliability Corporation (NERC). In connection with the compliance audit, WECC found no violations of the applicable standards. Prior to the audit we identified violations and submitted 18 mitigation plans to WECC, and have submitted one additional plan since completion of the audit. We have completed 13 of these plans, which were resolved without penalties. We anticipate resolving the remaining violations during the third quarter of 2009.

Mountain States Transmission Intertie (MSTI)

MSTI is a proposed 500kV transmission line from southwestern Montana to southeastern Idaho. In January 2009, we filed a request with the Federal Energy Regulatory Commission (FERC) seeking negotiated rates for the proposed MSTI project. The request was not for specific rates rather it was for confirmation from the FERC that MSTI satisfies the FERC’s negotiated rate criteria. As a transmission export project in a region that lacks a regional transmission organization, MSTI has no readily available regional tariff through which it can recover its costs and thereby mitigate project development risk. The request was based on a rate approach that FERC had approved for similar projects in the region, which would provide us with the flexibility to meet market demand from primarily new renewable generation resources in Montana and to insulate our native load customers from the costs and risks of the project. FERC issued an order in May 2009 denying our request for negotiated rates, and encouraged us to meet our needs by pursuing the MSTI project on a cost-of-service basis by requesting appropriate waivers under our Open Access Transmission Tariff.

We are planning to conduct a second open season process by the end of 2009 to identify potential interest for new transmission capacity on this path due to the changing nature of generation projects. The results of the open season will be used to size the project according to customer demand. The open season process will also ensure that the projects have sufficient contracts with credit-worthy shippers to support financing. As of June 30, 2009, we have capitalized approximately $7.6 million of preliminary survey and investigative costs associated with this project.

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

Three Months Ended	Regulated
June 30, 2009	Electric	Gas	Other	Eliminations	Total
Operating revenues	$173,463	$61,330	$1,306	$(386)	$235,713
Cost of sales	71,623	32,842	2,375	—	106,840
Gross margin	101,840	28,488	(1,069)	(386)	128,873
Operating, general and administrative	44,763	19,290	(2,769)	(386)	60,898
Property and other taxes	13,065	5,150	31	—	18,246
Depreciation	17,951	4,301	8	—	22,260
Operating income (loss)	26,061	(253)	1,661	—	27,469
Interest expense	(13,757)	(3,317)	(928)	—	(18,002)
Other income (expense)	182	(12)	28	—	198
Income tax (expense) benefit	(4,789)	1,353	(131)	—	(3,567)
Net income (loss)	$7,697	$(2,229)	$630	$—	6,098
Total assets	$1,907,466	$795,842	$16,662	$—	$2,719,970
Capital expenditures	$23,574	$4,903	$—	$—	$28,477

Three Months Ended,	Regulated		Unregulated
June 30, 2008	Electric	Gas	Electric	Other	Eliminations	Total
Operating revenues	$178,967	$80,531	$16,569	$8,653	$(8,214)	$276,506
Cost of sales	87,196	49,885	11,624	8,395	(7,746)	149,354
Gross margin	91,771	30,646	4,945	258	(468)	127,152
Operating, general and administrative	34,503	15,735	3,219	877	(468)	53,866
Property and other taxes	14,338	5,484	715	3	—	20,540
Depreciation	15,392	4,001	1,823	9	—	21,225
Operating income (loss)	27,538	5,426	(812)	(631)	—	31,521
Interest expense	(9,201)	(3,286)	(2,993)	(368)	—	(15,848)
Other income (expense)	376	281	119	(937)	—	(161)
Income tax (expense) benefit	(6,646)	(873)	1,561	(51)	—	(6,009)
Net income (loss)	$12,067	$1,548	$(2,125)	$(1,987)	$—	$9,503
Total assets	$1,543,185	$754,213	$256,036	$17,219	$—	$2,570,653
Capital expenditures	$18,748	$9,864	$518	$—	$—	$29,130

Six Months Ended	Regulated
June 30, 2009	Electric	Gas	Other	Eliminations	Total
Operating revenues	$381,450	$220,133	$5,957	$(924)	$606,616
Cost of sales	166,372	141,779	6,699	—	314,850
Gross margin	215,078	78,354	(742)	(924)	291,766
Operating, general and administrative	87,741	41,105	(1,605)	(924)	126,317
Property and other taxes	31,082	11,378	75	—	42,535
Depreciation	36,342	8,623	17	—	44,982
Operating income	59,913	17,248	771	—	77,932
Interest expense	(24,907)	(6,385)	(1,844)	—	(33,136)
Other income	473	255	61	—	789
Income tax (expense) benefit	(12,855)	(4,123)	304	—	(16,674)
Net income (loss)	$22,624	$6,995	$(708)	$—	28,911
Total assets	$1,907,466	$795,842	$16,662	$—	$2,719,970
Capital expenditures	$38,420	$8,566	$—	$—	$46,986

Six Months Ended,	Regulated		Unregulated
June 30, 2008	Electric	Gas	Electric	Other	Eliminations	Total
Operating revenues	$375,586	$252,174	$36,973	$16,575	$(18,827)	$662,481
Cost of sales	190,251	171,193	18,656	16,159	(17,821)	378,438
Gross margin	185,335	80,981	18,317	416	(1,006)	284,043
Operating, general and administrative	69,873	33,659	6,896	4,515	(1,006)	113,937
Property and other taxes	30,767	11,812	1,594	7	—	44,180
Depreciation	30,787	7,884	3,628	17	—	42,316
Operating income (loss)	53,908	27,626	6,199	(4,123)	—	83,610
Interest expense	(18,459)	(6,485)	(6,169)	(736)	—	(31,849)
Other income (expense)	585	559	132	(854)	—	422
Income tax (expense) benefit	(12,333)	(8,163)	(154)	1,421	—	(19,229)
Net income (loss)	$23,701	$13,537	$8	$(4,292)	$—	$32,954
Total assets	$1,543,185	$754,213	$256,036	$17,219	$—	$2,570,653
Capital expenditures	$29,482	$12,594	$1,011	$—	$—	$43,087

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

The dilutive effect is computed by dividing earnings applicable to common stock by the weighted average number of common shares outstanding plus the effect of the outstanding unvested restricted shares and deferred share units. Average shares used in computing the basic and diluted earnings per share are as follows:

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Basic computation	35,936,960	38,972,529
Dilutive effect of
Nonvested shares, performance share awards and deferred share units	379,617	448,939

Diluted computation	36,316,577	39,421,468

	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008
Basic computation	35,940,008	38,972,551
Dilutive effect of
Nonvested shares, performance share awards and deferred share units	379,617	448,939

Diluted computation	36,319,625	39,421,490

(13) Employee Benefit Plans

Net periodic benefit cost for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
	2009	2008	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$2,154	$2,033	$364	$132
Interest cost	5,772	5,712	954	573
Expected return on plan assets	(4,653)	(6,851)	(178)	(369)
Amortization of prior service cost	62	63	—	—
Recognized actuarial loss (gain)	2,038	(268)	292	(193)
Net Periodic Benefit Cost	$5,373	$689	$1,432	$143

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,
	2009	2008	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$4,135	$4,203	$497	$282
Interest cost	11,853	11,438	1,575	1,184
Expected return on plan assets	(11,192)	(13,607)	(497)	(658)
Amortization of prior service cost	123	123	—	—
Recognized actuarial loss (gain)	2,038	(409)	138	(300)
Net Periodic Benefit Cost	$6,957	$1,748	$1,713	$508

Due to the significant decline in equity markets, we experienced plan asset market losses in 2008 in excess of 30%. This decline in plan assets, which has significantly increased our pension expense, is reflected in the increase in net periodic benefit cost above as an actuarial loss due to the use of asset smoothing. This smoothing allows the use of asset averaging, including expected returns, for a 24-month period in the determination of funding requirements. Pension costs in Montana are included in expense on a pay as you go (cash funding) basis. The MPSC authorized the recognition of pension costs based on an average of the annual funding to be made over an 8-year period for the calendar years 2005 through 2012, therefore our pension expense differs from the net periodic benefit cost for our Montana plan.

During the first half of 2009, we contributed approximately $63.2 million to our pension plans. Our plan funding estimates are based on achieving an 8.0% return on assets. While this is a long-term assumption, our funding requirements are determined annually based on many variables, including actual plan asset returns. Our return on plan assets has been approximately 6.0% during the first half of 2009. The overall market has continued to be volatile during 2009, and if asset returns are below our assumption of 8.0% for 2009, we will likely need to increase our funding estimates.

(14) Commitments and Contingencies

Environmental Liabilities

Our liability for environmental remediation obligations is estimated to range between $22.5 million to $43.8 million. As of June 30, 2009, we have a reserve of approximately $31.7 million. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. Over time, as specific laws are implemented and we gain experience in operating under them, a portion of the costs related to such laws will become determinable, and we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, we do not expect these costs to have a material adverse effect on our consolidated financial position or ongoing operations. There can be no assurance, however, of regulatory recovery.

We maintain insurance coverage for environmental related exposure, and are currently seeking insurance recoveries. Approximately 90% of these anticipated recoveries relate to previously incurred Montana generation related environmental remediation costs, while approximately 10% of the anticipated recoveries relate to previously incurred costs and estimated future costs for other Montana matters. We received insurance proceeds of approximately $3.9 million in July 2009. The settlement agreement related to the insurance proceeds was executed in June 2009 with 30 day payment terms. As collectability was reasonably assured, we recorded a receivable in June 2009 and the portion related to previously incurred Montana generation related costs was recognized as a reduction to operating expenses, while 10% of the proceeds was recorded as a liability that may be returned to customers pending regulatory review. We anticipate receiving additional proceeds of $1.4 million during the third quarter of 2009.

Manufactured Gas Plants - Approximately $26.5 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System (CERCLIS) list as contaminated with coal tar residue. We are currently investigating, characterizing, and initiating remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources. Our current reserve for remediation costs at this site is approximately $13.0 million, and we estimate that approximately $10 million of this amount will be incurred during the next five years.

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

Global Climate Change - There is a growing concern nationally and internationally about global climate change and the contribution of emissions of greenhouse gases including, most significantly, carbon dioxide. This concern has led to increased interest in legislation at the federal level, actions at the state level, as well as litigation relating to greenhouse emissions, including a U.S. Supreme Court decision holding that the Environmental Protection Agency (EPA) relied on improper factors in deciding not to regulate carbon dioxide emissions from motor vehicles under the Clean Air Act. In April 2009, the EPA issued a proposed finding that greenhouse gas emissions endanger the public health and welfare. The EPA’s proposed finding indicated that the current and projected levels of six greenhouse gas emissions – carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride contribute to climate change. The proposed findings were not accompanied by proposed regulations, and it is uncertain whether the EPA will finalize the endangerment finding before proposing regulations or whether it will propose regulations more quickly. Increased pressure for carbon dioxide emissions reduction also is coming from investor organizations.

Specifically, coal-fired plants have come under scrutiny due to their emissions of carbon dioxide. There is a gap between proposed emissions reduction levels and the current capabilities of technology, as there is no currently available commercial scale technology that would achieve the proposed reduction levels. Such technology may not be available within a timeframe consistent with the implementation of climate change legislation or at all. To the extent that such technology does become available, we can provide no assurance that it will be suitable or cost-effective for installation at the generation facilities in which we have a joint interest.

Although no federal laws currently limit greenhouse gas emissions, in June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009, a bill introduced by Rep. Henry Waxman and Rep. Edward Markey and popularly known as the Waxman-Markey bill. The bill would regulate greenhouse gas emissions by instituting a cap-and-trade-system, in which an economy-wide cap on U.S. greenhouse gas emissions would be established starting in 2012 with a cap 3% below the baseline 2005 level. The cap would steeply decline over time until in 2050 it reaches 83% below the baseline level. Emission allowances, which are rights to emit greenhouse gases, would be both allocated for free and auctioned. In addition, the draft legislation contains a renewable energy standard of 25% by the year 2025 and an energy efficiency mandate for electric and natural gas utilities, as well as other requirements. Although the Waxman-Markey bill is widely viewed as the most probable climate change bill to be enacted into law, the prospects for passage of a similar bill by the U.S. Senate are uncertain.

In addition, Montana has joined the Western Regional Climate Initiative (WCI) and is expected to participate in any greenhouse gas emission control regulations that are adopted by the WCI. The WCI, which has a goal of reducing carbon dioxide emissions 15% below the 2005 levels by 2020, currently is developing greenhouse gas emission allocations, offsets, and reporting recommendations. While we cannot predict the impact of any legislation until final, if legislation or regulations are passed at the federal or state levels imposing mandatory reductions of carbon dioxide and other greenhouse gases on generation facilities, the cost to us and / or our customers could be significant. We are proactively involved in analyzing the impacts of current legislative efforts on our customers and shareholders and are participating in public policy forums related to these issues.

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

Clean Air Mercury Rule- The state of Montana has issued mercury regulation rules that would require every coal-fired generating plant in the state to reduce emissions of mercury by 2010. The joint owners of Colstrip Unit 4 currently plan to install chemical injection technologies to meet these requirements. We estimate our share of the capital cost would be approximately $1 million, with ongoing annual operating costs of approximately $3 million. If these rules are maintained in their current form and enhanced chemical injection technologies are not sufficiently developed to meet the Montana levels of reduction by 2010, then adsorption/absorption technology with fabric filters at the Colstrip Unit 4 generation facility would be required, which could represent a material additional cost.

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

LEGAL PROCEEDINGS

Bankruptcy Related Litigation

Magten Settlement - In July 2008, the U.S. Bankruptcy Court for the District of Delaware (Bankruptcy Court) approved a global settlement agreement between NorthWestern, Magten Asset Management (Magten), Law Debenture Trust Company of New York (Law Debenture) and the committee concerning NorthWestern’s plan of reorganization (Plan Committee) that resolves the litigation related to claims of holders of quarterly income preferred securities (QUIPS) in our Chapter 11 bankruptcy case. On July 23, 2008 the Ad Hoc Committee filed an appeal to the global settlement agreement; however, we and the other parties involved waived a closing condition and closed on the settlement on July 24, 2008. Under the approved global settlement agreement Magten, Law Debenture, their lawyers and the holders of the QUIPS, collectively received a cash payment of $23 million to be allocated amongst them in accordance with the terms of the global settlement agreement. The cash payment was funded by our repurchase of 782,059 shares held in the disputed claims reserve established under our confirmed plan of reorganization (Plan), as discussed below in the following paragraph. This settlement resolves the last significant claim from the bankruptcy case. The parties to the appeal have submitted all appellate briefs, and the Ad Hoc Committee has requested oral argument on the appeal. The appeal remains pending before The United States District Court of Delaware, which has not yet decided the request for oral argument.

Disputed Claims Reserve - In July 2008, we obtained Bankruptcy Court approval for the purchase of the remaining shares in the disputed claims reserve established by the Plan. The motion allowed unsecured creditors and debt holders in Class 7 and Class 9 to elect to receive their surplus distribution in stock or cash. We repurchased 1.1 million shares from the disputed claims reserve for those claimants who elected a cash payment. In October 2008, we filed a motion requesting the Bankruptcy Court to determine the disputed claims reserve is taxable as a grantor trust. The Internal Revenue Service (IRS) filed an objection to the motion; however we have reached an agreement in principle with the IRS and the Plan Committee to settle this matter. If the matter is resolved as contemplated, it would not have a material impact on our financial position, results of operations or cash flows. We anticipate finalizing a settlement agreement and seeking Bankruptcy Court approval by the end of the third quarter of 2009. Upon resolution of this motion, we expect to distribute the remaining cash and shares in the disputed claims reserve to eligible claimants.

McGreevey Litigation

We are one of several defendants in a class action lawsuit entitled McGreevey, et al. v. The Montana Power Company, et al., now pending in U.S. District Court in Montana. The lawsuit, which was filed by former shareholders of The Montana Power Company (most of whom became shareholders of Touch America Holdings, Inc. (Touch America) as a result of a corporate reorganization of The Montana Power Company), contends that the disposition of various generating and energy-related assets by The Montana Power Company are void because of the failure to obtain shareholder approval for the transactions. Plaintiffs thus seek to reverse those transactions, or receive fair value for their stock as of late 2001, when plaintiffs claim shareholder approval should have been sought. NorthWestern is named as a defendant due to the fact that we purchased The Montana Power L.L.C. (now CFB), which plaintiffs claim is a successor to the Montana Power Company.

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

In June 2006, we and the McGreevey plaintiffs entered into an agreement to settle all claims brought by the McGreevey plaintiffs in all of the actions described above, wherein the McGreevey plaintiffs executed a covenant not to execute against us, and we quit claimed any interest we had in any claims we may or may not have under any applicable directors and officers liability insurance policy, against any insurers for contractual or extracontractual damages, and against certain defendants in the McGreevey lawsuits. In November 2006, this agreement was approved by the Bankruptcy Court and the claims were discharged. We filed a joint motion with the plaintiffs' attorneys in U.S. District Court in Montana to dismiss the claims against us in the McGreevey lawsuits. On March 16, 2007, the U.S. District Court in Montana denied the motion to dismiss us from the McGreevey lawsuits, questioning the benefits of the settlement to be received by the class members in the settlement and the authority of the plaintiffs' counsel to have negotiated the settlement without a class having been certified by the court. On January 11, 2008, the U.S. District Court in Montana suggested that the settlement agreement was invalid because the plaintiffs' attorneys had not secured the court's permission to engage in settlement discussions. The District Court enjoined the plaintiffs from taking any further action in any of these matters. The plaintiffs appealed the District Court’s January 11, 2008, injunction to the Ninth Circuit U.S. Court of Appeals, where on July 10, 2008, the Ninth Circuit U.S. Court of Appeals heard oral arguments; a determination is pending. We believe that given the scope of the order confirming the Plan and the injunctions issued by the Delaware Bankruptcy Court which channeled the claims to the D&O Trust established by the Plan, we have limited exposure to the plaintiffs for damages arising from the McGreevey claims. In January 2009, the U.S. District Court in Montana held a status conference and issued a bench ruling asking all parties to submit memorandum discussing the party’s willingness to enter into a global settlement of the matter. We responded noting our position that all matters are resolved against NorthWestern as discussed above and noted that we are willing to work with the other parties and the Court. The Court-ordered mediation and settlement discussions are ongoing. We continue to vigorously defend against all allegations.

Ammondson

In April 2005, a group of former employees of the Montana Power Company filed a lawsuit in the state court of Montana against us and certain officers styled Ammondson, et al. v. NorthWestern Corporation, et al. The former employees have alleged that by moving to terminate their supplemental retirement contracts in our bankruptcy proceeding without having listed them as claimants or giving them notice of the disclosure statement and plan of reorganization, that we breached those contracts, and breached a covenant of good faith and fair dealing under Montana law and by virtue of filing a complaint in our bankruptcy case against those employees from seeking to prosecute their state court action against NorthWestern, we had engaged in malicious prosecution and should be subject to punitive damages. In May 2005, the Bankruptcy Court found that it did not have jurisdiction over these contracts, dismissed our action against these former employees, and transferred our motion to terminate the contracts to Montana state court, thereby removing any claim from consideration in the resolution of our bankruptcy case. In February 2007, a jury verdict was rendered against us in Montana state court, which ordered us to pay $17.4 million in compensatory and $4.0 million in punitive damages. Due to the verdict, we recognized a loss of $19.0 million in our 2006 results of operations to increase our recorded liability related to this claim. The Montana state court reviewed the amount of the punitive damages under state law and did not alter the amount. We have appealed the judgment to the Montana Supreme Court and posted a $25.8 million bond. On July 17, 2009, the Montana Supreme Court reclassified the case for decision by the full court, instead of the initial panel of five justices. We intend to vigorously pursue the appeal; however, there can be no assurance that we will prevail in our efforts. Interest accrues on the verdict amount during the appeal process.

Sierra Club

On June 10, 2008, Sierra Club filed a complaint in the U.S. District Court for the District of South Dakota (Northern Division) (South Dakota Federal District Court) against us and two other co-owners (the Defendants) of Big Stone Generating Station (Big Stone). The complaint alleged certain violations of the (i) Prevention of Significant Deterioration and (ii) New Source Performance Standards (NSPS) provisions of the Clean Air Act and certain violations of the South Dakota State Implementation Plan (South Dakota SIP). The action further alleged that the Defendants modified and operated Big Stone without obtaining the appropriate permits, without meeting certain emissions limits and NSPS requirements and without installing appropriate emission control technology, all allegedly in violation of the Clean Air Act and the South Dakota SIP. Sierra Club alleged that Defendants’ actions have contributed to air pollution and visibility impairment and have increased the risk of adverse health effects and environmental damage. Sierra Club sought both declaratory and injunctive relief to bring the Defendants into compliance with the Clean Air Act and the South Dakota SIP and to require Defendants to remedy the alleged violations. Sierra Club also sought unspecified civil penalties, including a beneficial mitigation project. We believed that these claims were without merit and that Big Stone was and is being operated in compliance with the Clean Air Act and the South Dakota SIP.

The Defendants filed a Motion to Dismiss the Sierra Club complaint on August 12, 2008, based on certain of the claims being barred by statute of limitations and the remaining claims being an impermissible collateral attack on valid Clean Air Permits issued by the state of South Dakota. On September 22, 2008, the Sierra Club filed its response. Additionally on September 22, 2008, the Sierra Club sent a Notice of Intent to Sue for additional violations of the Clean Air Act at Big Stone, which are similar in nature and seek the same remedies as the June 2008 complaint. On March 31, 2009, the South Dakota Federal District Court entered a Memorandum Opinion and Order granting Defendants’ Motion to Dismiss the Sierra Club Complaint. Sierra Club filed a motion for reconsideration of the dismissal, which was denied in July 2009. The appeal period for Sierra Club will run for 30 days from this denial.

Other Litigation and Contingencies

Colstrip Energy Limited Partnership

In December 2006, the MPSC issued an order finalizing certain QF rates for the periods July 1, 2003 through June 30, 2006. Colstrip Energy Limited Partnership (CELP) is a QF with which we have a power purchase agreement through 2025. Under the terms of the power purchase agreement with CELP, energy and capacity rates were fixed through June 30, 2004 (with a small portion to be set by the MPSC's determination of rates in the annual avoided cost filing), and beginning July 1, 2004 through the end of the contract, energy and capacity rates are to be determined each year pursuant to a formula. CELP filed a complaint against NorthWestern and the MPSC in Montana district court on July 6, 2007, which contests the MPSC’s order. CELP is disputing inputs in to the rate-setting formula, used by us and approved by the MPSC on an annual basis, to calculate energy and capacity payments for the contract years 2004, 2005 and 2006. CELP is claiming that NorthWestern breached the power purchase agreement causing damages, which CELP asserts to be approximately $23 million for contract years 2004, 2005 and 2006. If the MPSC's order is upheld in its current form, we anticipate reducing our QF liability by approximately $25 to $50 million as our estimate of energy and capacity rates for the remainder of the contract period would be reduced. A temporary restraining order was agreed to by the parties and has been issued restraining us from implementing the rates finalized by the MPSC order pending an ultimate decision on CELP's complaint. On June 30, 2008, the Montana district court granted our motions to enforce the contractual arbitration provision and to stay all discovery and proceedings against us, pending the decision of the required contract arbitration. The Montana district court, on June 30, 2008, also granted a motion by the MPSC to bifurcate, having the effect of separating the issues between contract/tort claims and the administrative appeal of the MPSC’s orders; which we supported. The order also stayed the appellate decision pending a decision in our arbitration proceedings. Arbitration was held in June 2009 and briefs are due to the arbitration panel by July 31, 2009. We believe that we will prevail in the arbitration and intend to vigorously defend our positions.

Colstrip Unit 4 Coal Royalties

Relative to our joint ownership in Colstrip Unit 4, the Mineral Management Service of the United States Department of Interior (MMS) issued two orders to Western Energy Company (WECO) in 2002 and 2003 to pay additional royalties concerning coal sold to Colstrip Units 3 and 4 owners. The orders assert that additional royalties are owed as a result of WECO not paying royalties in connection with revenue received by WECO from the Colstrip Units 3 and 4 owners under a coal transportation agreement during the period October 1, 1991 through December 31, 2001. On April 28, 2005, the appeals division of the MMS issued an order that reduced the amount claimed based upon the applicable statute of limitations. Further, on September 28, 2006, the MMS issued an order to pay additional royalties on the basis of an audit of WECO's royalty payments during the three years 2002 to 2004. WECO appealed these orders to the Interior Board of Land Appeals of the United States Department of Interior (IBLA) who affirmed the orders on September 12, 2007. WECO filed a complaint and request for declaratory ruling in the U.S. District Court for the District of Columbia in January 2008 seeking relief from the orders issued by the MMS and affirmed by the IBLA. An agreement to settle this dispute was finalized in the second quarter of 2009. Our portion of the settlement was approximately $1.5 million, which we previously accrued.

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

Maryland Street (McCarthy)

On March 16, 2009, Monsignor John F. McCarthy, as the duly appointed personal representative for the estate of Father James C. McCarthy, filed a complaint in the Montana Second Judicial District Court, Butte-Silver Bow County against us, one of our employees and other unknown individuals and entities. The complaint arises out of an April 2007 natural gas explosion and alleges negligence and strict liability with respect to the maintenance and operation of the natural gas distribution system that served Fr. McCarthy’s residence. The explosion destroyed a four-plex residence and nearby properties sustained damages. Fr. McCarthy died in November 2007. The plaintiff seeks unspecified compensatory and punitive damages and other equitable relief, costs and attorney’s fees. The investigation of this incident is ongoing, and while we cannot predict an outcome, we intend to vigorously defend against this complaint. We have filed a notice of removal to remove the case from Montana state court to the Butte Division of the U.S. District Court for the District of Montana (Montana Federal District Court), but the Montana Federal District Court remanded the case to the Montana state court.

Gonzales

We are a defendant – along with our predecessor entities the Montana Power Company (MPC) and pre-bankruptcy NorthWestern Corporation (NOR) – in an action (Gonzales Action) pending in the Montana Second Judicial District Court, Butte-Silver Bow County (Gonzales Court), alleging fraud, constructive fraud and violations of the Unfair Claim Settlement Practices Act all arising out of the adjustment of workers’ compensation claims. Putnam and Associates, the third party administrator of such workers’ compensation claims, also is a defendant.

The Gonzales Action was first filed on December 18, 1999, against MPC (NOR acquired MPC in 2002) and was stayed due to the chapter 11 bankruptcy filing of NOR. On August 10, 2005, the Bankruptcy Court approved a “Bankruptcy Settlement Stipulation” which permitted the Gonzales Action to proceed, assigned to plaintiffs NOR’s interest in MPC’s insurance policies (to the extent applicable to the allegations made by plaintiffs), released NOR from any and all obligations to the plaintiffs concerning such claims, and preserved plaintiffs’ right to pursue claims arising after November 1, 2004, relating to the adjustment of workers’ compensation claims. To date, no insurance carrier has indicated that coverage is available for any of the claims.

Currently pending before the Gonzales Court are the plaintiffs’ motions to file a sixth amended complaint and a motion for class certification. These motions were filed on July 2, 2009. The new complaint seeks to hold us jointly and severally liable for the acts of MPC and NOR. Plaintiffs seek compensatory and punitive damages from all defendants. Due to the pending class certification issue, our exposure cannot be determined; however, we believe the new complaint violates the bankruptcy stipulation and intend to defend the lawsuit vigorously.

REC Silicon

REC Advanced Silicon Materials LLC (REC) is a large transmission customer which manufactures polysilicon and silane gas for the photovoltaic and electronics industries. REC purchases services from us pursuant to our Open Access Transmission Tariff. REC brought an action against us in June 2009, in the Montana Second Judicial District Court, Butte-Silver Bow County, which alleges breach of contract and negligence. REC claims we failed to properly maintain a substation, which resulted in an outage for approximately three hours and disrupted REC’s production operations for several days. REC alleges damage claims of approximately $1.25 million. We are still evaluating our potential liability and the extent and validity of REC’s damage claims. We cannot currently predict the impact or resolution of this litigation.

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

SUMMARY

Significant achievements during the three months ended June 30, 2009 include:

•

Received approval from the MPSC to construct the proposed 150 MW Mill Creek Generating Station project with a 50% debt and 50% equity capital structure, return on equity at 10.25% and debt at 6.5%; and

•	Amended and restated our revolving credit facility to increase the amount to $250 million from the current $200 million and to extend the maturity date to June 30, 2012 from November 1, 2009.

Colstrip Unit 4

In January 2009, as a result of a 2008 MPSC order, we placed our joint ownership interest in Colstrip Unit 4, which had previously been an unregulated asset, into utility rate base at a value of $407 million. The order included a capital structure of 50% equity and 50% debt, an authorized return on equity of 10% and cost of debt of 6.5%, which are set for 34 years based on the estimated useful life of the plant. Our interest in Colstrip Unit 4 is expected to supply approximately 13% of our base-load requirements through 2010 and approximately 25% thereafter (upon expiration of an existing power sale agreement) and will help provide rate stability for our customers. The generation related costs and return on rate base related to Colstrip Unit 4 will be included in our annual electric supply tracker filing for inclusion in customer rates. We are currently experiencing an unplanned outage at Colstrip Unit 4 for a rotor repair, which we expect to extend into the fourth quarter of 2009. We do not expect this to have an impact on our electric margins due to the regulatory treatment of our supply costs; however, we expect operating expenses to increase by approximately $1.3 million for rotor repair costs.

Outlook

The current weak economic conditions will likely result in weaker customer demand, higher bad debt expense and greater risk of defaults by our counterparties, among other things. While customer counts increased, retail residential and commercial electric volumes were relatively flat and industrial volumes were down 9% for the second quarter of 2009 as compared with the same quarter of 2008. This volume reduction, while due in part to energy efficiency measures, is also largely due to weak economic conditions, particularly for commercial and industrial customers. Our margins are minimally impacted by changes in industrial demand due to our rate structure. The weak economy also contributed to a 20% decrease in transmission capacity revenues. We expect to continue to experience relatively flat residential demand as well as reduced commercial and industrial demand during the remainder of 2009. In addition, states to our South and West have experienced more significant declines in the demand for power due to the current economic conditions. This, in addition to other factors discussed in the results of operations of our regulated electric segment, has decreased demand for our transmission capacity during the second quarter of 2009, and we expect the trend to continue through the end of 2009.

RESULTS OF OPERATIONS

Our consolidated results include the results of our business units constituting each of our business segments. The overall consolidated discussion is followed by a detailed discussion of gross margin by segment.

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as another financial measure, Gross Margin, that is considered a “non-GAAP financial measure.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. Gross Margin (Revenues less Cost of Sales) is a non-GAAP financial measure due to the exclusion of depreciation from the measure. The presentation of Gross Margin is intended to supplement investors’ understanding of our operating performance. Gross Margin is used by us to determine whether we are collecting the appropriate amount of energy costs from customers to allow recovery of operating costs. Our Gross Margin measure may not be comparable to other companies’ Gross Margin measure. Furthermore, this measure is not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance.

OVERALL CONSOLIDATED RESULTS

Three Months Ended June 30, 2009 Compared with the Three Months Ended June 30, 2008

	Three Months Ended June 30,
	2009	2008	Change	% Change
	(in millions)
Operating Revenues
Regulated Electric	$173.5	$179.0	$(5.5)	(3.1)%
Regulated Natural Gas	61.3	80.5	(19.2)	(23.9)
Unregulated Electric	—	16.5	(16.5)	(100.0)
Other	1.3	8.7	(7.4)	(85.1)
Eliminations	(0.4)	(8.2)	7.8	95.1
	$235.7	$276.5	$(40.8)	(14.8)%

	Three Months Ended June 30,
	2009	2008	Change	% Change
	(in millions)
Cost of Sales
Regulated Electric	$71.7	$87.2	$(15.5)	(17.8)%
Regulated Natural Gas	32.8	49.9	(17.1)	(34.3)
Unregulated Electric	—	11.6	(11.6)	(100.0)
Other	2.3	8.4	(6.1)	(72.6)
Eliminations	—	(7.8)	7.8	100.0
	$106.8	$149.3	$(42.5)	(28.5)%

	Three Months Ended June 30,
	2009	2008	Change	% Change
	(in millions)
Gross Margin
Regulated Electric	$101.8	$91.8	$10.0	10.9%
Regulated Natural Gas	28.5	30.6	(2.1)	(6.9)
Unregulated Electric	—	4.9	(4.9)	(100.0)
Other	(1.0)	0.3	(1.3)	(433.3)
Eliminations	(0.4)	(0.4)	—	—
	$128.9	$127.2	$1.7	1.3%

Consolidated gross margin was $128.9 million for the three months ended June 30, 2009, an increase of $1.7 million, or 1.3%, from gross margin in the same period of 2008. Primary components of the change include the following:

Gross Margins
2009 vs. 2008
(Millions of Dollars)
Colstrip Unit 4	$11.2
Regulated electric transmission volumes	(2.5)
Regulated electric wholesale	(2.2)
Regulated gas volumes	(2.0)
Loss on capacity contract	(1.2)
Other	(1.6)
Increase in Consolidated Gross Margin	$1.7

This improvement was substantially due to the transfer of our interest in Colstrip Unit 4 to Montana utility rate base and represents our return on rate base. Prior to the transfer of Colstrip Unit 4, all of our Montana electric supply costs were based on power purchase agreements, which are passed through to customers at actual cost with no return component. Results of operations of this plant were reflected in our unregulated electric segment through December 31, 2008, which impacts the comparability of our segmented results. This increase in consolidated margin was offset by lower transmission volumes with less demand to transmit energy for others across our lines, a decrease in wholesale margin due to lower sales at lower average prices, and a weather-related decrease in regulated gas volumes.

In addition, our “other” segment includes a capacity contract through October 2013 that was primarily used to serve one customer. This customer terminated their supply contract with us and we recognized a $1.2 million loss on the contract based on our release of the capacity through October 2010 and our estimate of the market value for capacity during the remaining term. Our remaining exposure is approximately $1.2 million related to this contract.

	Three Months Ended June 30,
	2009	2008	Change	% Change
	(in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$60.9	$53.9	$7.0	13.0%
Property and other taxes	18.2	20.5	(2.3)	(11.2)
Depreciation	22.3	21.2	1.1	5.2
	$101.4	$95.6	$5.8	6.1%

Consolidated operating, general and administrative expenses were $60.9 million for the three months ended June 30, 2009 as compared with $53.9 million for the same period of 2008. Primary components of this change include the following:

Operating, General & Administrative Expenses
2009 vs. 2008
(Millions of Dollars)
Labor and benefits	$3.0
Pension expense	2.9
Insurance recoveries	(1.7)
Other	2.8
Increase in Operating, General & Administrative Expenses	$7.0

The increase in operating, general and administrative expenses was primarily due to the following:

•	Increased labor and benefit costs due to compensation increases, severance costs, and higher post-retirement benefit costs;
•	Higher pension expense based on our funding projections and a revised MPSC pension accounting order issued during the fourth quarter of 2008; and
•

Net increase in insurance recoveries, which includes a $3.5 million insurance recovery related to previously incurred Montana generation related environmental remediation costs. Partially offsetting this was a $1.8 million insurance recovery in the second quarter of 2008 related to a loss recorded during the first quarter of 2008.

Our Montana pension costs are included in expense on a pay as you go (cash funding) basis. We received a revised pension accounting order from the MPSC in 2008, which based our Montana pension expense on an average of our funding requirements for calendar years 2005 through 2012. This expense is currently estimated at approximately $30.6 million annually. Our estimate is based on achieving an 8.0% return on assets. While this is a long-term assumption, our funding requirements are determined annually based on many variables, including actual plan asset returns. Our return on plan assets for the first half of 2009 was approximately 6.0%. The overall market has continued to be volatile during 2009, and if asset returns are below our assumption of 8.0% for 2009, we will likely need to increase our funding estimates, which could result in higher pension expense.

Property and other taxes were $18.2 million for the three months ended June 30, 2009 as compared with $20.5 million in the same period of 2008. The decrease was due to lower assessed property valuations.

Depreciation expense was $22.3 million for the three months ended June 30, 2009 as compared with $21.2 million in the same period of 2008. The increase was primarily due to plant additions.

Consolidated operating income for the three months ended June 30, 2009 was $27.5 million, as compared with $31.5 million in the same period of 2008. The decrease was primarily due to higher operating expenses partly offset by the $1.7 million increase in gross margin discussed above.

Consolidated interest expense for the three months ended June 30, 2009 was $18.0 million, an increase of $2.2 million, or 13.9%, from the second quarter of 2008. This increase was primarily due to increased debt outstanding.

Consolidated income tax expense for the three months ended June 30, 2009 was $3.6 million as compared with $6.0 million in the same period of 2008. Our effective tax rate for 2009 was 37.1% as compared to 38.7% for 2008.

Consolidated net income for the three months ended June 30, 2009 was $6.1 million as compared with $9.5 million for the same period of 2008. The decrease was primarily due to lower operating income and higher interest expense partly offset by lower income tax expense as discussed above.

Six Months Ended June 30, 2009 Compared with the Six Months Ended June 30, 2008

	Six Months Ended June 30,
	2009	2008	Change	% Change
	(in millions)
Operating Revenues
Regulated Electric	$381.5	$375.6	$5.9	1.6%
Regulated Natural Gas	220.1	252.2	(32.1)	(12.7)
Unregulated Electric	—	37.0	(37.0)	(100.0)
Other	5.9	16.5	(10.6)	(64.2)
Eliminations	(0.9)	(18.8)	17.9	95.2
	$606.6	$662.5	$(55.9)	(8.4)%

	Six Months Ended June 30,
	2009	2008	Change	% Change
	(in millions)
Cost of Sales
Regulated Electric	$166.4	$190.3	$(23.9)	(12.6)%
Regulated Natural Gas	141.7	171.2	(29.5)	(17.2)
Unregulated Electric	—	18.7	(18.7)	(100.0)
Other	6.7	16.1	(9.4)	(58.4)
Eliminations	—	(17.8)	17.8	100.0
	$314.8	$378.5	$(63.7)	(16.8)%

	Six Months Ended June 30,
	2009	2008	Change	% Change
	(in millions)
Gross Margin
Regulated Electric	$215.1	$185.3	$29.8	16.1%
Regulated Natural Gas	78.4	81.0	(2.6)	(3.2)
Unregulated Electric	—	18.3	(18.3)	(100.0)
Other	(0.8)	0.4	(1.2)	(300.0)
Eliminations	(0.9)	(1.0)	0.1	10.0
	$291.8	$284.0	$7.8	2.7%

Consolidated gross margin was $291.8 million for the six months ended June 30, 2009, an increase of $7.8 million, or 2.7%, from gross margin in the same period of 2008. The improvement in margin is primarily due to the reasons discussed above for the three months ended June 30, 2009, and are summarized for the six months ended June 30, 2009 as compared with the same period in 2008 as follows:

Gross Margins
2009 vs. 2008
(Millions of Dollars)
Colstrip Unit 4	$17.1
Regulated electric wholesale	(2.8)
Regulated gas volumes	(2.7)
Regulated electric transmission capacity	(2.5)
Loss on capacity contract	(1.2)
Other	(0.1)
Increase in Consolidated Gross Margin	$7.8

	Six Months Ended June 30,
	2009	2008	Change	% Change
	(in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$126.3	$113.9	$12.4	10.9%
Property and other taxes	42.5	44.2	(1.7)	(3.8)
Depreciation	45.0	42.3	2.7	6.4
	$213.8	$200.4	$13.4	6.7%

Consolidated operating, general and administrative expenses were $126.3 million for the six months ended June 30, 2009 as compared with $113.9 million for the six months ended June 30, 2008. Primary components of this change include the following:

Operating, General & Administrative Expenses
2009 vs. 2008
(Millions of Dollars)
Pension expense	$5.1
Labor and benefits	4.9
Insurance reserves	2.6
Insurance recovery	(3.5)
Other	3.3
Increase in Operating, General & Administrative Expenses	$12.4

The increase in operating, general and administrative expenses of $12.4 million was primarily due to the following:

•	Higher pension expense based on our funding projections and a revised MPSC pension accounting order issued during the fourth quarter of 2008;
•	Increased labor and benefit costs due to compensation increases, severance costs, and higher post-retirement benefit costs; and
•	Increased insurance reserves; partly offset by
•	An insurance recovery related to previously incurred Montana generation related environmental remediation costs.

Property and other taxes were $42.5 million for the six months ended June 30, 2009 as compared with $44.2 million in the same period of 2008. The decrease was due to lower assessed property valuations.

Depreciation expense was $45.0 million for the six months ended June 30, 2009 as compared with $42.3 million in the same period of 2008. The increase was primarily due to plant additions.

Consolidated operating income for the six months ended June 30, 2009 was $77.9 million, as compared with $83.6 million in the same period of 2008. The decrease was primarily due to higher operating expenses partly offset by the $7.8 million increase in gross margin discussed above.

Consolidated interest expense for the six months ended June 30, 2009 was $33.1 million, an increase of $1.3 million, or 4.1%, from the same period of 2008. This increase was primarily due to increased debt outstanding.

Consolidated income tax expense for the six months ended June 30, 2009 was $16.7 million as compared with $19.2 million in the same period of 2008. Our effective tax rate for 2009 was 36.6% as compared to 36.8% for 2008.

Consolidated net income for the six months ended June 30, 2009 was $28.9 million as compared with $33.0 million for the same period of 2008. The decrease was primarily due to lower operating income and higher interest expense partly offset by lower income tax expense as discussed above.

REGULATED ELECTRIC SEGMENT

Three Months Ended June 30, 2009 Compared with the Three Months Ended June 30, 2008

	Results
	2009	2008	Change	% Change
	(in millions)
Retail revenue	$151.1	$166.0	$(14.9)	(9.0)%
Transmission	10.3	12.8	(2.5)	(19.5)
Wholesale	10.6	3.8	6.8	178.9
Other	1.5	(3.6)	5.1	141.7
Total Revenues	173.5	179.0	(5.5)	(3.1)
Total Cost of Sales	71.7	87.2	(15.5)	(17.8)
Gross Margin	$101.8	$91.8	$10.0	10.9%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2009	2008	2009	2008	2009	2008
	(in thousands)
Retail Electric
Montana	$47,366	$53,269	488	498	268,627	265,820
South Dakota	9,496	9,802	108	105	48,181	47,882
Residential	56,862	63,071	596	603	316,808	313,702
Montana	64,402	69,587	749	756	60,316	59,449
South Dakota	14,748	15,375	202	200	11,701	11,522
Commercial	79,150	84,962	951	956	72,017	70,971
Industrial	8,267	11,622	702	773	72	71
Other	6,840	6,351	49	38	5,843	5,559
Total Retail Electric	$151,119	$166,006	2,298	2,370	394,740	390,303
Wholesale Electric
Montana	$9,068	$—	96	—	N/A	N/A
South Dakota	1,485	3,780	58	82	N/A	N/A
Total Wholesale Electric	$10,553	$3,780	154	82	N/A	N/A

	2009 as compared to:
Cooling Degree-Days	2008	Historic Average
Montana	9% colder	27% colder
South Dakota	132% warmer	38% colder

The following summarizes the components of the changes in regulated electric margin for the three months ended June 30, 2009 and 2008:

Gross Margin
2009 vs. 2008
(Millions of Dollars)
Transfer of interest in Colstrip Unit 4 to regulated electric	$16.1
Transmission capacity	(2.5)
South Dakota wholesale	(2.2)
Qualifying Facility (QF) supply costs	(0.8)
Other	(0.6)
Improvement in Regulated Electric Gross Margin	10.0
Reduction in Unregulated Electric Gross Margin	(4.9)
Net Improvement in Electric Gross Margin	$5.1

The improvement in electric margin is primarily due to the transfer of Colstrip Unit 4 to the regulated utility, which is reflected as an increase in retail revenue and a reduction to cost of sales. Revenues from the sales of the output of this plant were reflected in our unregulated electric segment through December 31, 2008, which impacts the comparability of the results of our regulated electric segment. We are continuing to fulfill prior third party power purchase agreements, which are reflected as an increase in Montana wholesale revenues and volumes above. Prior to the transfer of Colstrip Unit 4, all of our Montana electric supply costs were based on power purchase agreements, which are passed through to customers at actual cost with no return component. In addition, the unregulated electric margin for the three months ended June 30, 2008 included an unrealized loss on a forward electric sales contract of $5.2 million. We are currently experiencing an unplanned outage at Colstrip Unit 4 for a rotor repair, which we expect to extend into the fourth quarter of 2009. We do not expect this to have an impact on our electric margin as replacement power is included in our supply tracking mechanism, and the remaining power purchase agreements for the output of this plant are unit-contingent, therefore we are not required to procure supply to fulfill these obligations.

This improvement in electric margin due to the transfer of Colstrip Unit 4 was offset in part by lower transmission capacity revenues with less demand to transmit energy for others across our lines, a decrease in South Dakota wholesale margin due to lower sales at lower average prices, and higher QF related supply costs based on actual QF pricing and output. Retail residential volumes have remained relatively flat as compared with 2008 due to the weaker economy and efficiency measures. In addition, average electric supply prices decreased resulting in decreased retail revenues and cost of sales in 2009 as compared with 2008, with no impact to gross margin.

We have experienced decreases in transmission capacity revenues during the second quarter of 2009, and expect the trend to continue through the end of 2009. Demand for transmission capacity can fluctuate substantially from year to year based on weather and market conditions in states to the South and West. Those states have experienced declining demand for our transmission capacity due to: (i) reduced customer demand as a result of the economic downturn; (ii) increased availability of local natural gas fired generation due to low natural gas prices making it more economically viable than transmitting electricity from Montana; (iii) increased generation in the Pacific Northwest due to favorable hydro conditions; and (iv) to a lesser extent decreased availability of Montana generation to transmit due to the outage at Colstrip Unit 4.

Regulated wholesale electric volumes increased due to the 2009 transfer of Colstrip Unit 4 to the regulated utility. The increase in regulated wholesale electric volumes was offset in part by a decrease in South Dakota wholesale volumes from lower plant availability related to scheduled maintenance. We expect wholesale volumes for Montana to be reduced into the fourth quarter due to the outage at Colstrip Unit 4.  While cooling degree days may fluctuate significantly during the second quarter, our customer usage is not highly sensitive to these changes between the heating and cooling seasons.

Six Months Ended June 30, 2009 Compared with the Six Months Ended June 30, 2008

	Results
	2009	2008	Change	% Change
	(in millions)
Retail revenue	$331.6	$347.3	$(15.7)	(4.5)%
Transmission	22.3	23.9	(1.6)	(6.7)
Wholesale	21.7	5.8	15.9	274.1
Other	5.9	(1.4)	7.3	521.4
Total Revenues	381.5	375.6	5.9	1.6
Total Cost of Sales	166.4	190.3	(23.9)	(12.6)
Gross Margin	$215.1	$185.3	$29.8	16.1%

	Revenues		MWHs		Avg. Customer Counts
	2009	2008	2009	2008	2009	2008
	(in thousands)
Retail Electric
Montana	$113,460	$120,563	1,166	1,167	268,815	265,962
South Dakota	23,042	22,433	280	264	48,188	47,895
Residential	136,502	142,996	1,446	1,431	317,003	313,857
Montana	133,294	139,439	1,545	1,555	60,260	59,299
South Dakota	31,421	31,059	430	422	11,588	11,427
Commercial	164,715	170,498	1,975	1,977	71,848	70,726
Industrial	19,213	23,112	1,467	1,534	72	71
Other	11,151	10,718	73	63	5,242	5,106
Total Retail Electric	$331,581	$347,324	4,961	5,005	394,165	389,760
Wholesale Electric
Montana	$18,890	$—	299	—	N/A	N/A
South Dakota	2,793	5,846	98	131	N/A	N/A
Wholesale Electric	$21,683	$5,846	397	131	N/A	N/A

	2009 as compared to:
Cooling Degree-Days	2008	Historic Average
Montana	9% colder	27% colder
South Dakota	132% warmer	38% colder

There are no cooling degree-days in the first three months of the year in our service territories; therefore, cooling degree-days are the same for the three and six months ended June 30, 2009.

The improvement in margin and the change in volumes are primarily due to the same reasons discussed above for the three months ended June 30, 2009 and are summarized for the six months ended June 30, 2009 as compared with 2008 as follows:

Gross Margin
2009 vs. 2008
(Millions of Dollars)
Transfer of interest in Colstrip Unit 4 to regulated electric	$35.1
South Dakota wholesale	(2.8)
Transmission volumes	(2.5)
QF supply costs	(0.8)
Other	0.8
Improvement in Regulated Electric Gross Margin	29.8
Reduction in Unregulated Electric Gross Margin	(18.3)
Net Improvement in Electric Gross Margin	$11.5

REGULATED NATURAL GAS SEGMENT

Three Months Ended June 30, 2009 Compared with the Three Months Ended June 30, 2008

	Results
	2009	2008	Change	% Change
	(in millions)
Retail revenue	$50.4	$78.5	$(28.1)	(35.8)%
Wholesale and other	10.9	2.0	8.9	445.0
Total Revenues	61.3	80.5	(19.2)	(23.9)
Total Cost of Sales	32.8	49.9	(17.1)	(34.3)
Gross Margin	$28.5	$30.6	$(2.1)	(6.9)%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2009	2008	2009	2008	2009	2008
	(in thousands)
Retail Gas
Montana	$21,150	$33,953	2,133	2,523	157,045	155,546
South Dakota	5,744	8,100	550	589	36,571	36,498
Nebraska	5,016	6,979	502	526	36,259	36,344
Residential	31,910	49,032	3,185	3,638	229,875	228,388
Montana	10,143	16,671	1,049	1,234	22,009	21,770
South Dakota	4,331	6,243	574	542	5,796	5,760
Nebraska	3,649	5,946	565	596	4,496	4,519
Commercial	18,123	28,860	2,188	2,372	32,301	32,049
Industrial	212	249	22	16	295	305
Other	193	338	22	29	142	139
Total Retail Gas	$50,438	$78,479	5,417	6,055	262,613	260,881

2009 as compared with:
Heating Degree-Days	2008	Historic Average
Montana	15% warmer	5% warmer
South Dakota	2% warmer	7% colder
Nebraska	5% warmer	2% colder

The following summarizes the components of the changes in regulated natural gas margin for the three months ended June 30, 2009 and 2008:

Gross Margin
2009 vs. 2008
(Millions of Dollars)
Warmer weather	$(2.0)
Other	(0.1)
Reduction in Gross Margin	$(2.1)

The decline in margin and volumes is primarily due to warmer weather. Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales. In addition, average natural gas supply prices decreased, resulting in decreased retail revenues and cost of sales in 2009 as compared with 2008, with no impact to gross margin.

Six Months Ended June 30, 2009 Compared with the Six Months Ended June 30, 2008

	Results
	2009	2008	Change	% Change
	(in millions)
Retail revenue	$194.9	$230.4	$(35.5)	(15.4)%
Wholesale and other	25.2	21.8	3.4	15.6
Total Revenues	220.1	252.2	(32.1)	(12.7)
Total Cost of Sales	141.7	171.2	(29.5)	(17.2)
Gross Margin	$78.4	$81.0	$(2.6)	(3.2)%

	Revenues		Dkt		Customer Counts
	2009	2008	2009	2008	2009	2008
	(in thousands)
Retail Gas
Montana	$76,674	$94,697	7,516	8,091	157,220	155,652
South Dakota	24,433	26,788	2,127	2,196	36,838	36,706
Nebraska	20,459	22,146	1,817	1,931	36,536	36,616
Residential	121,566	143,631	11,460	12,218	230,594	228,974
Montana	38,413	46,936	3,785	3,991	22,027	21,728
South Dakota	18,627	20,177	2,070	1,920	5,841	5,799
Nebraska	14,592	17,257	1,796	1,880	4,539	4,556
Commercial	71,632	84,370	7,651	7,791	32,407	32,083
Industrial	1,015	1,537	102	136	297	306
Other	669	843	74	82	142	139
Total Retail Gas	$194,882	$230,381	19,287	20,227	263,440	261,502

2009 as compared with:
Heating Degree-Days	2008	Historic Average
Montana	6% warmer	3% warmer
South Dakota	Remained flat	5% colder
Nebraska	7% warmer	2% warmer

The following summarizes the components of the changes in regulated natural gas margin for the six months ended June 30, 2009 and 2008:

Gross Margin
2009 vs. 2008
(Millions of Dollars)
Warmer weather	$(2.7)
Other	0.1
Reduction in Gross Margin	$(2.6)

The decline in margin and volumes is primarily due to warmer weather in Montana and Nebraska. Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

LIQUIDITY AND CAPITAL RESOURCES

We utilize our revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. As of June 30, 2009, our total net liquidity was approximately $269.3 million, including $23.0 million of cash and $246.3 million of revolving credit facility availability. Revolver availability was $241.5 million as of July 24, 2009.

Factors Impacting our Liquidity

Financing Transactions - In March 2009, we received net proceeds of approximately $249.8 million from the issuance of Montana First Mortgage Bonds at a fixed interest rate of 6.34% maturing April 1, 2019. We used the proceeds to redeem our $100 million Colstrip Lease Holdings LLC term loan, repay outstanding borrowings on our revolving credit facility, repay other outstanding debt obligations of $31.7 million related to Colstrip Unit 4, fund a portion of the costs of the Mill Creek generation project, and fund future capital expenditures.

On June 30, 2009, we amended and restated our unsecured revolving line of credit scheduled to expire on November 1, 2009. The amended facility extends the term to June 30, 2012, and increases the aggregate principal amount available under the facility by $50 million to $250 million. The amended facility does not amortize and borrowings will bear interest based on a credit ratings grid. The ‘spread’ or ‘margin’ ranges from 2.25% to 4.0% over the London Interbank Offered Rate (LIBOR). On the closing date of the agreement, the applicable spread was 3.0%. A total of nine banks participate in the new facility, with no one bank providing more than 14.0% of the total availability. The amended facility contains covenants substantially similar to the previous facility.

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

As of June 30, 2009, we are over collected on our current Montana natural gas and electric trackers by approximately $21.3 million, as compared with an under collection of $10.5 million as of December 31, 2008, and an over collection of $35.7 million as of June 30, 2008. This over collection is primarily due to the volatility of commodity prices.

Pension Plan Contributions – During the first half of 2009, we made contributions of $63.2 million to our qualified pension plans. Based on the expected funded status of our plans and our available liquidity, we anticipate making additional contributions to our qualified pension plans during 2009 of approximately $20 million. These contributions are in addition to our minimum funding requirements for 2009, but will improve the funded status of our plans and reduce 2010 contribution requirements.

Credit Ratings

Fitch Investors Service (Fitch), Moody’s and Standard and Poor’s Rating Group (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of July 24, 2009, our current ratings with these agencies are as follows:

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

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Six Months Ended June 30,
	2009	2008
Operating Activities
Net income	$28.9	$33.0
Non-cash adjustments to net income	64.6	73.0
Changes in working capital	27.0	27.0
Other	(35.0)	(8.4)
	85.5	124.6

Investing Activities
Property, plant and equipment additions	(46.9)	(43.1)
Sale of assets	0.3	—
	(46.6)	(43.1)

Financing Activities
Net borrowing (repayment) of debt	6.8	(42.9)
Dividends on common stock	(24.1)	(25.7)
Other	(9.9)	(1.5)
	(27.2)	(70.1)

Net Increase in Cash and Cash Equivalents	$11.7	$11.4
Cash and Cash Equivalents, beginning of period	$11.3	$12.8
Cash and Cash Equivalents, end of period	$23.0	$24.2

Cash Provided by Operating Activities

As of June 30, 2009, cash and cash equivalents were $23.0 million as compared with $11.3 million at December 31, 2008 and $24.2 million at June 30, 2008. Cash provided by operating activities totaled $85.5 million for the six months ended June 30, 2009 as compared with $124.6 million during the six months ended June 30, 2008. This decrease in operating cash flows is primarily related to pension funding of $63.2 million, which was an increase of approximately $41.3 million as compared with the first half of 2008, and a $10.8 million prepayment of a power purchase agreement, offset by lower commodity prices reflected in the change in accounts receivable and accounts payable, as well as decreased cash outflows for natural gas storage injections.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2009, increased by approximately $3.5 million as compared with the same period in 2008 due to increased property, plant and equipment additions.

Cash Used in Financing Activities

Cash used in financing activities totaled approximately $27.2 million during the six months ended June 30, 2009 as compared with $70.1 million during the six months ended June 30, 2008. During the first half of 2009 we received net proceeds from the issuance of debt of $249.8 million, made net debt repayments of $243.0 million, paid deferred financing costs of $9.9 million and paid dividends on common stock of $24.1 million. During the six months ended June 30, 2008 we made net debt repayments of $42.9 million and paid dividends on common stock of $25.7 million.

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

The MPSC approved our Mill Creek Generating Station project during the second quarter of 2009. We estimate capital spending for this project will be between $80 and $100 million in 2009. In addition to the financing transactions completed during the first half of 2009, we plan to issue up to an additional $55 million of long-term debt securities in the second half of 2009 to finance a portion of this project.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of June 30, 2009. See our Annual Report on Form 10-K for the year ended December 31, 2008 for additional discussion.

	Total	2009	2010	2011	2012	2013	Thereafter
	(in thousands)
Long-term Debt	$868,979	$2,592	$6,123	$6,578	$3,792	$—	$849,894
Capital Leases	37,530	627	1,322	1,283	1,380	1,468	31,450
Future minimum operating lease payments	4,050	864	1,350	907	551	72	306
Estimated Pension and Other Postretirement Obligations (1)	130,420	1,870	41,450	29,600	27,900	29,600	N/A
Qualifying Facilities (2)	1,428,895	31,299	63,589	65,323	67,111	69,816	1,131,757
Supply and Capacity Contracts (3)	1,601,519	208,139	317,499	176,387	162,231	150,209	587,054
Contractual interest payments on debt (4)	450,186	29,438	50,288	49,902	49,489	49,371	221,698
Total Commitments (5)	$4,521,579	$274,829	$481,621	$329,980	$312,454	$300,536	$2,822,159

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that are believed to be proper and reasonable under the circumstances.

As of June 30, 2009, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2008. The policies disclosed included the accounting for the following: goodwill and long-lived assets, QF liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

We utilize various risk management instruments to reduce our exposure to market interest rate changes. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the London Interbank Offered Rate (LIBOR) plus a credit spread, ranging from 2.25% to 4.0% over LIBOR. As of June 30, 2009, the applicable spread was 3.0%. There were no borrowings on our revolving credit facility as of June 30, 2009.

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

Our “other” segment includes a pipeline capacity contract through October 2013 that was primarily used to serve natural gas supply to one customer. During the second quarter of 2009, this customer terminated their natural gas supply contract with us during their bankruptcy proceedings. As a result of the supply contract termination, we have excess capacity. We recognized a $1.2 million loss during the second quarter of 2009 based on our release of the excess capacity through October 2010 and our estimate of the market value for the excess capacity during the remaining term. Our remaining maximum exposure is approximately $1.2 million related to this contract. We have no other remaining capacity contracts outside of our regulated utility operations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 14, Commitments and Contingencies, to the Condensed Consolidated Financial Statements for information about legal proceedings.

ITEM 1A.	RISK FACTORS

You should carefully consider the risk factors described below, as well as all other information available to you, before making an investment in our common stock or other securities.

Economic conditions and instability in the financial markets could negatively impact our business.

Our operations are impacted by local, national and worldwide economic conditions. The consequences of a prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity may result in a decline in energy consumption and an increase in customers’ inability to pay their accounts, which may adversely affect our liquidity, results of operations and future growth. While our territories have been less impacted than other parts of the country, during 2009 we have experienced declines in electric and natural gas usage per customer and lower electric transmission sales, due in part to the recession.

Access to the capital and credit markets, at a reasonable cost, is necessary for us to fund our operations, including capital requirements. We rely on a revolving credit facility for short-term liquidity needs due to the seasonality of our business, and on capital markets to raise capital for growth projects that are not otherwise provided by operating cash flows. Continued instability in the financial markets may increase the cost of capital, limit our ability to draw on our revolving credit facility and/or raise capital. If we are unable to obtain the liquidity needed to meet our business requirements on favorable terms, we may defer growth projects and/or capital expenditures.

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

We have two defined benefit pension plans that cover substantially all of our employees, and a post-retirement medical plan for our Montana employees. The costs of providing these plans are dependent upon a number of factors, including rate of return on plan assets, discount rates, other actuarial assumptions, and government regulation. While we have complied with the minimum funding requirements, our obligations for these plans exceed the value of plan assets. In addition, the Pension Protection Act of 2006 changed the minimum funding requirements for defined benefit pension plans beginning in 2008. During 2008, we experienced plan asset losses in excess of

30%. Without sustained growth in the plan assets over time and depending upon the other factors noted above, we could be required to fund our plans with significant amounts of cash. Such cash funding obligations may change significantly from projections, and could have a material impact on our liquidity and results of operations.

Our plans for future expansion through transmission grid expansion, the construction of power generation facilities and capital improvements to current assets involve substantial risks. Failure to adequately execute and manage significant construction plans, as well as the risk of recovering such costs, could materially impact our results of operations and liquidity.

We have proposed capital investment projects in excess of $1 billion. The completion of these projects, which are primarily investments in electric transmission projects and electric generation projects, are subject to many construction and development risks, including, but not limited to, risks related to financing, regulatory recovery, obtaining and complying with terms of permits, escalating costs of materials and labor, meeting construction budgets and schedules, and environmental compliance. In addition, there are projects proposed by other parties that may result in direct competition to our proposed transmission expansion. Should our efforts be unsuccessful, we could be subject to additional costs, termination payments under committed contracts, and/or the write-off of investments in these projects. We have capitalized approximately $7.7 million of costs associated with these projects as of June 30, 2009.

Our obligation to include a minimum annual quantity of power in our Montana electric supply portfolio at an agreed upon price per MWh could expose us to material commodity price risk if certain QFs under contract with us do not perform during a time of high commodity prices, as we are required to supply any quantity deficiency. In addition, we are subject to price escalation risk with one of our largest QF contracts.

As part of the Stipulation and Settlement with the MPSC and other parties in the Tier II Docket, we agreed to include a minimum annual quantity of power in our Montana electric supply portfolio at an agreed upon price per MWh. The annual minimum energy requirement is achievable under normal QF operations, including normal periods of planned and forced outages. Furthermore, we will not realize commodity price risk unless any required replacement energy cost is in excess of the total amount recovered under the QF contracts.

However, to the extent the supplied QF power for any year does not reach the minimum quantity set forth in the settlement, we are obligated to secure the quantity deficiency from other sources. The anticipated source for any quantity deficiency is the wholesale market which, in turn, would subject us to commodity price volatility.

In addition, we are subject to price escalation risk with one of our largest QF contracts due to variable contract terms. In estimating our QF liability, we have estimated an annual escalation rate of 1.9% over the term of the contract (through June 2024). To the extent the annual escalation rate exceeds 1.9%, our results of operations and financial position could be adversely affected.

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

A downgrade of our credit ratings to less than investment grade could adversely affect our liquidity, as counterparties could require us to post collateral. In addition, our ability to raise capital on favorable terms could be hindered, and our borrowing costs could increase.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 22, 2009, we held our annual meeting of shareholders. At that meeting, the following matters were voted upon:

1.	All of the Directors were elected to serve a one-year term as Directors until the 2010 Annual Meeting.

	VOTES FOR:	VOTES WITHHELD:
Stephen P. Adik	32,358,562	127,521
E. Linn Draper	32,220,593	265,490
Dana J. Dykhouse	32,366,843	119,241
Julia L. Johnson	32,089,967	396,117
Philip L. Maslowe	32,346,483	139,600
D. Louis Peoples	32,355,991	130,092
Robert C. Rowe	32,382,470	103,614

2.	The ratification of Deloitte & Touche, LLP as our independent auditors was approved.

	FOR:	AGAINST:	ABSTAIN:
Votes	32,416,640	40,854	28,589

3.	The NorthWestern Energy Employee Stock Purchase Plan was approved.

	FOR:	AGAINST:	ABSTAIN:
Votes	29,540,800	763,617	113,992

4.	The election of Dorothy M. Bradley to serve a one-year term on the Board of Directors until the 2010 Annual Meeting.

	FOR:	AGAINST:	ABSTAIN:
Votes	31,540,599	110,941	21,644

ITEM 6.                  EXHIBITS

(a)	Exhibits

Exhibit 10.1— Amended and Restated Credit Agreement, dated as of June 30, 2009, among NorthWestern Corporation, as borrower, the several banks and other financial institutions or entities from time to time parties to the Agreement, as lenders, Banc of America Securities LLC, as lead arranger; JP Morgan Chase Bank, N.A., as syndication agent; Union Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated June 30, 2009, Commission File No. 1-10499)

Exhibit 10.2— Purchase Agreement, dated July 2, 2009, between NorthWestern Corporation and Pratt & Whitney Power Systems, Inc.

Exhibit 31.1—Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2—Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

NORTHWESTERN CORPORATION
Date: July 29, 2009	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*10.2	Purchase Agreement, dated July 2, 2009, between NorthWestern Corporation and Pratt & Whitney Power Systems, Inc.
*31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith