Form 10-Q
period 2010-04-22
NORTHWESTERN CORP
filed 2010-04-23
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
[Missing Graphic Reference]
FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 1-10499
[Missing Graphic Reference]
NORTHWESTERN CORPORATION
Delaware	46-0172280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3010 W. 69th Street, Sioux Falls, South Dakota	57108
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 605-978-2900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, Par Value $.01
36,177,565 shares outstanding at April 16, 2010

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

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, Proxy Statements on Schedule 14A, press releases, analyst and investor conference calls, and other communications released to the public. We believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable. However, any or all of the forward-looking statements in this Quarterly Report on Form 10-Q, our reports on Forms 10-K and 8-K, our other reports on Form 10-Q, our Proxy Statements on Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of assumptions, which turn out to be inaccurate, or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-Q, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of any of our forward-looking statements in this Quarterly Report on Form 10-Q or other public communications as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$7,128	$4,344
Restricted cash	13,408	13,608
Accounts receivable, net	134,281	143,759
Inventories	28,136	47,305
Regulatory assets	53,194	40,509
Prepaid energy supply	3,411	2,535
Deferred income taxes	4,408	1,239
Other	8,457	11,528
Total current assets	252,423	264,827
Property, Plant, and Equipment, Net	1,996,483	1,964,121
Goodwill	355,128	355,128
Regulatory assets	180,300	182,382
Other noncurrent assets	30,303	28,674
Total assets	$2,814,637	$2,795,132
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$1,218	$1,197
Current maturities of long-term debt	6,353	6,123
Accounts payable	69,073	92,923
Accrued expenses	199,926	165,127
Regulatory liabilities	26,903	29,622
Total current liabilities	303,473	294,992
Long-term capital leases	35,261	35,570
Long-term debt	947,691	981,296
Deferred income taxes	181,284	161,188
Noncurrent regulatory liabilities	242,178	238,332
Other noncurrent liabilities	300,957	296,730
Total liabilities	2,010,844	2,008,108
Commitments and Contingencies (Note 12)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 39,568,881 and 36,007,017, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	396	395
Treasury stock at cost	(90,203)	(90,228)
Paid-in capital	808,017	807,527
Retained earnings	76,092	59,605
Accumulated other comprehensive income	9,491	9,725
Total shareholders' equity	803,793	787,024
Total liabilities and shareholders' equity	$2,814,637	$2,795,132

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues
Electric	$203,839	$207,987
Natural gas	130,019	158,803
Other	315	4,113
Total Revenues	334,173	370,903
Operating Expenses
Cost of sales	172,827	208,010
Operating, general and administrative	58,308	65,419
Property and other taxes	22,968	24,289
Depreciation	22,875	22,722
Total Operating Expenses	276,978	320,440
Operating Income	57,195	50,463
Interest Expense	(17,050)	(15,134)
Other Income	753	591
Income Before Income Taxes	40,898	35,920
Income Tax Expense	(12,180)	(13,107)
Net Income	$28,718	$22,813
Average Common Shares Outstanding	36,169	35,934
Basic Earnings per Average Common Share	$0.79	$0.63
Diluted Earnings per Average Common Share	$0.79	$0.63
Dividends Declared per Average Common Share	$0.34	$0.335

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net Income	$28,718	$22,813
Items not affecting cash:
Depreciation	22,875	22,722
Amortization of debt issue costs, discount and deferred hedge gain	531	462
Amortization of restricted stock	490	598
Equity portion of allowance for funds used during construction	(848)	(116)
Gain on sale of assets	(78)	(269)
Deferred income taxes	16,927	14,050
Changes in current assets and liabilities:
Restricted cash	200	(221)
Accounts receivable	9,478	13,295
Inventories	19,169	35,812
Prepaid energy supply costs	(876)	(1,285)
Other current assets	3,090	4,095
Accounts payable	(17,467)	(28,620)
Accrued expenses	21,693	12,067
Regulatory assets	412	1,683
Regulatory liabilities	(2,719)	(5,531)
Other noncurrent assets	809	7,671
Other noncurrent liabilities	3,866	(34,096)
Cash provided by operating activities	106,270	65,130
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(57,796)	(18,509)
Proceeds from sale of assets	—	320
Cash used in investing activities	(57,796)	(18,189)
FINANCING ACTIVITIES:
Treasury stock activity	25	—
Dividends on common stock	(12,231)	(12,039)
Issuance of long-term debt	—	250,000
Repayment of long-term debt	(3,396)	(103,309)
Line of credit borrowings	201,000	237,000
Line of credit repayments	(231,000)	(345,000)
Financing costs	(88)	(1,639)
Cash (used in) provided by financing activities	(45,690)	25,013
Increase in Cash and Cash Equivalents	2,784	71,954
Cash and Cash Equivalents, beginning of period	4,344	11,292
Cash and Cash Equivalents, end of period	$7,128	$83,246
Supplemental Cash Flow Information:
Cash paid during the period for:
Income Taxes	—	—
Interest	9,529	10,333
Significant non-cash transactions:
Capital expenditures included in trade accounts payable	5,950	1,045

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to March 31, 2010, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

The Financial Statements included herein have been prepared by NorthWestern, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the condensed disclosures provided are adequate to make the information presented not misleading. Management recommends that these unaudited Financial Statements be read in conjunction with the audited Financial Statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

 (2) New Accounting Standards

Accounting Standards Issued

There have been no new recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, that are of significance, or potential significance, to us.

Accounting Standards Adopted

In June 2009, the Financial Accounting Standards Board (FASB) amended the accounting for variable interest entities, which was effective for us beginning January 1, 2010. This revised guidance changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The statement includes the following significant provisions:

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

We are required to consolidate VIEs if we are the primary beneficiary, which means we have a controlling financial interest. Certain long-term power purchase and tolling contracts may be considered variable interests. We have various long-term power purchase contracts with other utilities and certain qualifying facility (QF) plants. We have evaluated our inventory of long-term power purchase and tolling contracts under this guidance. We identified one QF contract that may constitute a VIE. The power purchase agreement was entered into in 1984 with a 35 megawatt coal-fired QF to purchase substantially all of the plant’s output over a substantial portion of its estimated useful life. We absorb a portion of the plant’s variability through the energy payment portion of the contract price. After making exhaustive efforts, we were unable to obtain the information from the plant necessary to determine whether it is a VIE or whether we are the primary beneficiary. The contract with the plant contains no provision which legally obligates the project to release this information to us. We have continued to account for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $461.9 million through 2025.

(3) Income Taxes

Uncertain Tax Positions

We have unrecognized tax benefits of approximately $123.1 million as of March 31, 2010, including approximately $85.1 million that if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitations within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2010, we have not recognized expense for interest or penalties, and do not have any amounts accrued at March 31, 2010 and December 31, 2009, respectively, for the payment of interest and penalties.

Our federal tax returns from 2000 forward remain subject to examination by the Internal Revenue Service.

(4) Goodwill

There were no changes in our goodwill during the three months ended March 31, 2010. Goodwill by segment is as follows for both March 31, 2010 and December 31, 2009 (in thousands):

Electric	$241,100
Natural gas	114,028
$355,128

(5) Other Comprehensive Income

The following table displays the components of Accumulated Other Comprehensive Income (AOCI), which is included in Shareholders’ Equity on the Condensed Consolidated Balance Sheets (in thousands).

	Three Months Ended March 31,
	2010	2009
Net income	$28,718	$22,813
Other comprehensive income, net of tax:
Reclassification of net gains on hedging instruments from OCI to net income	(297)	(297)
Foreign currency translation	63	(49)
Comprehensive income	$28,484	$22,467

(6) Risk Management and Hedging Activities

Nature of Our Business and Associated Risks

We are exposed to certain risks related to the ongoing operations of our business, including the impact of market fluctuations in the price of electricity and natural gas commodities and changes in interest rates. Commodity price risk is a significant risk due to our lack of ownership of natural gas reserves and our reliance on market purchases to fulfill a portion of our electric supply requirements within the Montana market. Several factors influence price levels and volatility. These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, fuel availability, market liquidity, and the nature and extent of current and potential federal and state regulations.

Objectives and Strategies for Using Derivatives

To manage our exposure to fluctuations in commodity prices we routinely enter into derivative contracts, such as fixed-price forward purchase and sales contracts. The objective of these transactions is to fix the price for a portion of anticipated energy purchases to supply our customers. These types of contracts are included in our electric and natural gas supply portfolios and are used to manage price volatility risk by taking advantage of seasonal fluctuations in market prices. While we may incur gains or losses on individual contracts, the overall portfolio approach is intended to provide price stability for consumers; therefore, these commodity costs are included in our cost tracking mechanisms. We do not maintain a trading portfolio, and our derivative transactions are only used for risk management purposes. In addition, we may use interest rate swaps to manage our interest rate exposures associated with new debt issuances or to manage our exposure to fluctuations in interest rates on variable rate debt.

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

Normal Purchases and Normal Sales

We have applied the normal purchase and normal sale scope exception (NPNS) to most of our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Financial Statements at March 31, 2010 and December 31, 2009. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

Mark-to-Market Accounting

Certain contracts for the purchase of natural gas associated with our gas utility operations do not qualify for NPNS. These are typically forward purchase contracts for natural gas where we lock in a fixed price; however the contracts are settled financially and we do not take physical delivery of the natural gas. We use the mark-to-market method of accounting for these derivative contracts as we do not elect hedge accounting. Upon settlement of these contracts, associated proceeds or costs are refunded to or collected from our customers consistent with regulatory requirements therefore we record a regulatory asset or liability based on changes in market value.

The following table represents the fair value and location of derivative instruments subject to mark-to-market accounting (in thousands). For more information on the determination of fair value see Note 7.

Mark-to-Market Transactions	Balance Sheet Location	March 31, 2010	December 31, 2009

Natural gas net derivative liability	Accrued Expenses	$36,910	$23,661

The following table represents the net change in fair value for these derivatives (in thousands):

	Unrealized loss recognized in Regulatory Assets
	Three Months Ended
Derivatives Subject to Regulatory Deferral	March 31, 2010	March 31, 2009

Natural gas	$(13,249)	$(12,157)

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

We enter into commodity master arrangements with our counterparties to mitigate credit exposure, as these agreements reduce the risk of default by allowing us or our counterparty the ability to make net payments. The agreements generally are: (1) Western Systems Power Pool agreements – standardized power sales contracts in the electric industry; (2) International Swaps and Derivatives Association agreements – standardized financial gas and electric contracts; (3) North American Energy Standards Board agreements – standardized physical gas contracts; and (4) Edison Electric Institute Master Purchase and Sale Agreements – standardized power sales contracts in the electric industry.

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

The following table presents, as of March 31, 2010, the aggregate fair value of forward purchase contracts that do not qualify as normal purchases in a net liability position with credit risk-related contingent features, collateral posted, and the aggregate amount of additional collateral that we would be required to post with counterparties, if the credit risk-related contingent features underlying these agreements were triggered on March 31, 2010 (in thousands):

Contracts with Contingent Feature	Fair Value Liability	Posted Collateral (1)	Contingent Collateral

Credit rating	$31,117	$5,000	$26,117

(1)      Posted collateral as of March 31, 2010 consisted of letters of credit.

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

We have used interest rate swaps designated as cash flow hedges to manage our interest rate exposures associated with new debt issuances. These swaps were designated as cash-flow hedges with the effective portion of gains and losses, net of associated deferred income tax effects, recorded in AOCI. We reclassify these gains from AOCI into interest expense during the periods in which the hedged interest payments occur. The following table shows the effect of these derivative instruments on the Financial Statements (in thousands):

Cash Flow Hedges	Amount of Gain Remaining in AOCI as of March 31, 2010	Location of Gain Reclassified from AOCI to Income	Amount of Gain Reclassified from AOCI into Income during the three months ended March 31, 2010

Interest rate contracts	$10,167	Interest Expense	$297

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

March 31, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
Restricted cash	12,883	—	—	—	12,883
Derivative asset (1)	—	603	—	—	603
Derivative liability (1)	—	(37,513)	—	—	(37,513)
Net derivative position	—	(36,910)	—	—	(36,910)
Total	$12,883	$(36,910)	$—	$—	$(24,027)

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

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt (including current portion)	$954,044	$991,489	$987,419	$1,034,122

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

 (8) Regulatory Matters

Montana General Rate Case

In October 2009, we filed a request with the Montana Public Service Commission (MPSC) for an annual electric transmission and distribution revenue increase of $15.5 million, and an annual natural gas transmission, storage and distribution revenue increase of $2.0 million. The request was based on a 2008 test period, a return on equity of 10.9%, an equity ratio of 49.45% and rate base of $632.2 million and $256.6 million for electric and natural gas, respectively.

The procedural schedule for this rate case was temporarily suspended pending resolution of confidential treatment of various data requests, which was resolved in April 2010. We expect the procedural schedule to be reinstated during the second quarter of 2010 and the MPSC to issue a final order during the fourth quarter of 2010. We requested interim rate adjustments, which we expect to be considered after intervener testimony is filed. Final rate adjustments would become effective upon the issuance of a final order on this matter.

Montana Electric and Natural Gas Supply Trackers

Rates for our Montana electric and natural gas supply are set by the MPSC. Each year we submit electric and natural gas tracker filings for recovery of supply costs for the 12-month period ended June 30 and for the projected electric supply costs for the next 12-month period. The MPSC reviews such filings and makes its cost recovery determination based on whether or not our electric and natural gas energy supply procurement activities were prudent. If the MPSC subsequently determines that a procurement activity was imprudent, then it may disallow such costs.

Our annual electric supply cost tracker requests for the 12-month periods ended June 30, 2008 and June 30, 2009 were combined and are still pending final approval of the MPSC. During the fourth quarter of 2009, we entered into a settlement with the Montana Consumer Counsel agreeing to remove approximately $183,000 in labor costs and  calculated lost revenues from the tracker. The MPSC conducted a hearing to review the filings and resulting settlement and briefing was completed in March 2010. We expect the MPSC to issue an order during the second quarter of 2010.

On June 2, 2009, we filed an annual gas cost tracker request with the MPSC for any unrecovered actual gas costs for the 12-month period ended June 30, 2009, and for the projected gas costs for the 12-month period ending June 30, 2010. On June 24, 2009, the MPSC issued an interim order, approving recovery of our projected gas costs pending its review. A procedural schedule has been established.

Montana Property Tax Tracker

In December 2009, we filed our annual property tax tracker (including other state/local taxes and fees) with the MPSC for an automatic rate adjustment, which reflected 60% of the change in 2009 actual property taxes and estimated property taxes for 2010. This filing also included an adjustment for property taxes related to Colstrip Unit 4 (Colstrip). In our 2008 filing requesting to include our interest in Colstrip in utility rate base, we estimated base property taxes would be approximately $5.5 million, by multiplying the rate base value by the latest known mill levy. This filing was approved by the MPSC. Actual 2009 Colstrip related property taxes were approximately $2.1 million and we proposed refunding 60% of the change to customers, consistent with previous MPSC orders. In January 2010, the MPSC issued an order requiring us to reset the base rates for Colstrip, effectively requiring us to refund 100% of the change in property taxes from our original 2008 filing. We disputed various aspects of the order and filed a Motion for Reconsideration with the MPSC. In March 2010, the MPSC issued an order on reconsideration to remove or clarify language from their initial order, but did not change the decision on recovery of property taxes.

Mill Creek Generating Station

In August 2008, we filed a request with the MPSC for advanced approval to construct a 150 megawatt (MW) natural gas fired facility. The Mill Creek Generating Station, estimated to cost approximately $202 million, will provide regulating resources to balance our transmission system in Montana to maintain reliability and enable wind power to be integrated onto the network to meet renewable energy portfolio needs. In May 2009, the MPSC issued an order granting approval to construct the facility, authorizing a return on equity of 10.25% and a preliminary cost of debt of 6.5%, with a capital structure of 50% equity and 50% debt. In addition, the MPSC determined the $81 million cost for the turbines is prudent, with the remainder of the project costs to be submitted to the MPSC for review and approval once construction of the facility is complete. Construction began in June 2009, and the plant is scheduled to be operational by December 31, 2010. As of March 31, 2010, we have capitalized approximately $119.8 million in construction work in process related to this project.

Our Federal Energy Regulatory Commission (FERC) Open Access Transmission Tariff (OATT) allows for pass-through of ancillary costs to our customers, including the regulating reserve service described above to be provided by the Mill Creek Generating Station under Schedule 3 (Regulation and Frequency Response). We anticipate making the appropriate FERC filings related to this project in the second quarter of 2010 in order to reflect the cost of service for the Mill Creek Generating Station under the OATT in Schedule 3.

Transmission Investment Projects

We are conducting open season processes for the proposed Mountain States Transmission Intertie and Collector Project to identify potential interest for new transmission capacity on these paths due to the changing nature of generation projects. The open seasons were initiated with an informational meeting for prospective bidders in March 2010. The open season process is designed to provide for a staged level of commitment by prospective users. Assuming sufficient interest, we would expect to make filings with FERC early in 2011. We have capitalized approximately $12.3 million of preliminary survey and investigative costs associated with these proposed transmission projects. We discuss these transmission investment opportunities further in the “Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

Reliability Compliance

We completed our compliance audit for our Montana operations under the compliance monitoring and enforcement program of the WECC, a regional electric reliability organization, during 2009. WECC has responsibility for monitoring and enforcing compliance with the FERC approved mandatory reliability standards within the western interconnection of the Unites States. In connection with the compliance audit, WECC found no violations of the applicable standards. Since June 2007, we have identified and self-reported violations of 32 requirements to WECC. All but nine of these violations were dismissed or were subject to expedited dispositions with no penalties. During the fourth quarter of 2009, we reached a settlement agreement with WECC addressing six of the remaining nine violations for a total penalty of $80,000, which has been accrued. The settlement is pending formal North American Electric Reliability Corporation (NERC) and FERC approval. The remaining three violations all relate to one standard and this standard is pending a NERC interpretation. We also filed mitigation plans for two potential violations with the Midwest Reliability Organization (MRO) for our South Dakota operations. We have completed the mitigation measures in compliance with the plans and expect resolution with MRO during the second quarter of 2010 without material impact. We expect our compliance with NERC standards will be audited at least every three years.

(9) Segment Information

Our reportable business segments are primarily engaged in the electric and natural gas business. The remainder of our operations are presented as other. While it is not considered a business unit, other primarily consists of our remaining unregulated natural gas capacity contract, the wind down of our captive insurance subsidiary and our unallocated corporate costs.

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

Three Months Ended
March 31, 2010	Electric	Gas	Other	Eliminations	Total
Operating revenues	$203,839	$130,019	$315	$—	$334,173
Cost of sales	91,065	81,762	—	—	172,827
Gross margin	112,774	48,257	315	—	161,346
Operating, general and administrative	40,016	17,893	399	—	58,308
Property and other taxes	16,773	6,154	41	—	22,968
Depreciation	18,504	4,363	8	—	22,875
Operating income (loss)	37,481	19,847	(133)	—	57,195
Interest expense	(13,193)	(3,145)	(712)	—	(17,050)
Other income	457	269	27	—	753
Income tax (expense) benefit	(6,534)	(5,739)	93	—	(12,180)
Net income (loss)	$18,211	$11,232	$(725)	$—	$28,718
Total assets	$1,975,156	$824,754	$14,727	$—	$2,814,637
Capital expenditures	$52,248	$5,548	$—	$—	$57,796

Three Months Ended
March 31, 2009	Electric	Gas	Other	Eliminations	Total
Operating revenues	$207,987	$158,803	$4,651	$(538)	$370,903
Cost of sales	94,748	108,938	4,324	—	208,010
Gross margin	113,239	49,865	327	(538)	162,893
Operating, general and administrative	42,979	21,815	1,163	(538)	65,419
Property and other taxes	18,017	6,227	45	—	24,289
Depreciation	18,391	4,323	8	—	22,722
Operating income (loss)	33,852	17,500	(889)	—	50,463
Interest expense	(11,150)	(3,068)	(916)	—	(15,134)
Other income	291	268	32	—	591
Income tax (expense) benefit	(8,067)	(5,475)	435	—	(13,107)
Net income (loss)	$14,926	$9,225	$(1,338)	$—	22,813
Total assets	$1,956,083	$824,058	$11,708	$—	$2,791,849
Capital expenditures	$14,846	$3,663	$—	$—	$18,509

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

Average shares used in computing the basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009
Basic computation	36,168,703	35,933,877
Dilutive effect of
Restricted stock and performance share awards (1)	337,371	388,296

Diluted computation	36,506,074	36,322,173

(1)           Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

(11) Employee Benefit Plans

Net periodic benefit cost for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
	2010	2009	2010	2009
Components of Net Periodic Benefit Cost
Service cost	$2,333	$1,981	$121	$133
Interest cost	6,019	6,081	391	621
Expected return on plan assets	(7,353)	(6,539)	(296)	(319)
Amortization of prior service cost	61	61	(441)	—
Recognized actuarial gain	—	—	495	(154)
Net Periodic Benefit Cost	$1,060	$1,584	$270	$281

We expect to contribute approximately $10 million to our pension plans during 2010.

(12) Commitments and Contingencies

ENVIRONMENTAL LIABILITIES

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

Our liability for environmental remediation obligations is estimated to range between $22.4 million to $44.1 million. As of March 31, 2010, we have a reserve of approximately $31.8 million. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. Over time, as specific laws are implemented and we gain experience in operating under them, a portion of the costs related to such laws will become determinable, and we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, we do not expect these costs to have a material adverse effect on our consolidated financial position or ongoing operations. There can be no assurance, however, of regulatory recovery.

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

In addition to litigation during 2009, the Environmental Protection Agency (EPA) issued a finding that greenhouse gas emissions endanger the public health and welfare. The EPA’s finding indicated that the current and projected levels of six greenhouse gas emissions – carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride contribute to climate change. In a related matter, the EPA also proposed rules that would require all new or modified “stationary sources,” such as power plants, that emit 25,000 tons of greenhouse gases per year to obtain permits incorporating the “best available control technology” for such emissions.

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

The endangerment finding also allows the EPA to regulate emissions from new light-duty vehicles under the Clean Air Act, which were finalized in March 2010. With the finalization of the regulation of greenhouse gases from light-duty vehicles, greenhouse gas emissions are subject to review under the Clean Air Act's Prevention of Significant Deterioration (PSD) (construction or modification of major sources) permit program. Sources subject to a PSD review for greenhouse gases would be required to use best available control technology to control greenhouse gas emissions.

Regional Haze and Visibility - The Clean Air Visibility Rule was issued by the EPA in June 2005, to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area. The rule requires the use of Best Available Retrofit Technology (BART) for certain electric generating units to achieve emissions reductions from designated sources that are deemed to contribute to visibility impairment in Class I air quality areas. We have a 23.4% interest in Big Stone, a coal-fired power plant located in northeastern South Dakota, which is potentially subject to emission reduction requirements. At the request of the South Dakota Department of Environment and Natural Resources (DENR), the plant operator submitted a model to the DENR in order to evaluate the impact of plant emissions on Class I air quality areas. On September 18, 2009 the DENR approved the modeling protocol and on November 2, 2009 the plant operator submitted to the DENR its analysis of what control technology should be considered BART for nitrogen oxides, sulfur dioxide, and particulate matter for the Big Stone plant. On January 15, 2010, the DENR provided a copy of South Dakota’s draft proposed Regional Haze State Implementation Plan (SIP). South Dakota’s draft proposed Regional Haze SIP recommends the sulfur dioxide and particulate matter emission control technology and emission rates that generally followed the plant operator’s BART analysis. The DENR recommended a Selective Catalytic Reduction technology for nitrogen oxide emission reduction instead of the plant operator recommended separated over-fire air. The estimated capital expenditures for the BART technologies based on the DENR proposal are approximately $200 - $300 million for Big Stone (our share would be 23.4%). The DENR proposes to require that BART be installed and operating as expeditiously as practicable, but no later than five years from EPA’s approval of the South Dakota Regional Haze SIP, which is expected no later than January 15, 2011. If the emissions reduction technology is required, we will seek to recover these costs through the ratemaking process. The South Dakota Public Utilities Commission (SDPUC) has allowed the recovery on a timely basis of the costs of environmental improvements; however, there is no precedent on a project of this size.

Clean Air Mercury Rule - In March 2005, the EPA issued the Clean Air Mercury Regulations (CAMR) to reduce the emissions of mercury from coal-fired facilities through a market-based cap-and-trade program. Although the U.S. Court of Appeals for the District of Columbia Circuit struck down CAMR, the state of Montana finalized its own mercury emission rules that require, by 2010, every coal-fired generating plant in Montana to achieve reductions more stringent than CAMR's 2018 requirements. Chemical injection technologies were installed at Colstrip during the fourth quarter of 2009 to meet these requirements. If the enhanced chemical injection technologies are not sufficient to meet the required levels of reduction, then adsorption/absorption technology with fabric filters would be required, which could represent a material cost. We are continuing to work with the other Colstrip owners to assess compliance with these reduction levels.

Manufactured Gas Plants

Approximately $26.5 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently investigating, characterizing, and initiating remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota DENR. In 2007, we completed remediation of sediment in a short segment of Moccasin Creek that had been impacted by the former manufactured gas plant operations. Our current reserve for remediation costs at this site is approximately $12.8 million, and we estimate that approximately $10 million of this amount will be incurred during the next five years.

We also own sites in North Platte, Kearney and Grand Island, Nebraska on which former manufactured gas facilities were located. During 2005, the Nebraska Department of Environmental Quality (NDEQ) conducted Phase II investigations of soil and groundwater at our Kearney and Grand Island sites. In 2006, the NDEQ released to us the Phase II Limited Subsurface Assessment performed by the NDEQ's environmental consulting firm for Kearney and Grand Island. We have conducted limited additional site investigation, assessment and monitoring work at Kearney and Grand Island. At present, we cannot determine with a reasonable degree of certainty the nature and timing of any risk-based remedial action at our Nebraska locations.

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

LEGAL PROCEEDINGS

Colstrip Energy Limited Partnership

In December 2006 and June 2007, the MPSC issued orders relating to certain QF rates for the period July 1, 2003 through June 30, 2006. Colstrip Energy Limited Partnership (CELP) is a QF with which we have a power purchase agreement through June 2024. Under the terms of the power purchase agreement with CELP, energy and capacity rates were fixed through June 30, 2004 (with a small portion to be set by the MPSC's determination of rates in the annual avoided cost filing), and beginning July 1, 2004 through the end of the contract, energy and capacity rates are to be determined each year pursuant to a formula, with the rates to be used in that formula derived from the annual MPSC QF rate review. CELP initially appealed the MPSC’s orders and then, in July 2007, filed a complaint against NorthWestern and the MPSC in Montana district court, which contested the MPSC’s orders. CELP disputed inputs into the underlying rates used in the formula, which initially are calculated by us and reviewed by the MPSC on an annual basis, to calculate energy and capacity payments for the contract years 2004-2005 and 2005-2006. CELP claimed that NorthWestern breached the power purchase agreement causing damages, which CELP asserted to be approximately $23 million for contract years 2004-2005 and 2005-2006. The parties stipulated that NorthWestern would not implement the final derived rates resulting from the MPSC orders, pending an ultimate decision on CELP's complaint. The Montana district court, on June 30, 2008, granted both a motion by the MPSC to bifurcate, having the effect of separating the issues between contract/tort claims against us and the administrative appeal of the MPSC’s orders and a motion by us to refer the claims against us to arbitration. The order also stayed the appellate decision pending a decision in the arbitration proceedings. Arbitration was held in June 2009 and the arbitration panel entered its interim award in August 2009, holding that although NorthWestern failed to use certain data inputs required by the power purchase agreement, CELP was entitled to neither damages for contract years 2004-2005 or 2005-2006, nor to recalculation of the underlying MPSC filings for those years, effectively finalizing CELP's contract rates for those years. We requested clarification from the arbitration panel as to its intent regarding the applicable rates. On November 2, 2009, we received the final award from the arbitration panel which confirmed that the filed rates for 2004-2005 and 2005-2006 are not required to be recalculated. In affirming its interim award, the arbitration panel also denied CELP’s request for attorney fees, holding that each party would be responsible for its own fees. The final arbitration panel award is pending confirmation by the Montana district court, which held a hearing on April 9, 2010 and asked the parties to submit proposed orders by May 7, 2010. If confirmed, the arbitration award will require us to refile with the MPSC for a new determination of rates subsequent to June 30, 2006 using data inputs required by the power purchase agreement. CELP continues to dispute the results of the arbitration award, and due to the uncertainty around the resolution we are currently unable to predict the outcome of this matter.

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

On September 30, 2009, the Montana State Court granted the plaintiffs’ motions to file a sixth amended complaint and partially granted the plaintiff’s motion for class certification. The Montana State Court excluded the fraud claims from its class certification. The new complaint seeks to hold us jointly and severally liable for the acts of MPC and NOR and alleges that we negligently/intentionally sabotaged plaintiffs’ ability to recover under the MPC insurance policies. Plaintiffs seek compensatory and punitive damages from all defendants. Due to the individual nature of the claims, we believe the class certification was improper under Montana law, and we continue to believe that the new complaint violates the bankruptcy stipulation. We have filed an appeal to the Supreme Court of the State of Montana with respect to these issues and intend to continue to defend the lawsuit vigorously. We also believe the sixth amended complaint violates the Bankruptcy Settlement Stipulation and have filed a motion with the Bankruptcy Court seeking enforcement of the Bankruptcy Settlement Stipulation. The motion before the Bankruptcy Court is pending. In addition, settlement discussions concerning these claims are ongoing.

Maryland Street

On March 16, 2009, Monsignor John F. McCarthy, the duly appointed personal representative for the Estate of Father James C. McCarthy, filed a lawsuit against NorthWestern and one of our employees in the District Court of Butte-Silver Bow County, Montana for injuries that Fr. McCarthy received in an April 2007 natural gas explosion that destroyed his four-plex residence. The complaint alleges negligence and strict liability with respect to the maintenance and operation of the natural gas distribution system that served the residence. Fr. McCarthy died in November 2007, allegedly because of injuries sustained in the explosion. The plaintiff seeks unspecified compensatory and punitive damages and other equitable relief, costs and attorney’s fees. The investigation of this incident is ongoing, and while we cannot predict an outcome, we intend to continue vigorously defending against the lawsuit.

Bozeman Explosion

On March 5, 2009, a natural gas explosion occurred in downtown Bozeman, Montana. The explosion resulted in one fatality, the destruction of or damage to several buildings and the businesses in them, and damage to other nearby properties and businesses. Twenty lawsuits have been filed against NorthWestern to date in the District Court of Gallatin County, Montana and a number of claims have been made. Our total available insurance coverage is approximately $150 million for known and potential claims. We have paid our deductible under these policies and our insurance carrier has assumed the defense and handling of the existing and anticipated future lawsuits and claims.

McGreevey Litigation

We are one of several defendants in a class action lawsuit entitled McGreevey, et al. v. The Montana Power Company, et al., now pending in U.S. District Court in Montana. The lawsuit, which was filed by former shareholders of The Montana Power Company (most of whom became shareholders of Touch America Holdings, Inc. (Touch America) as a result of a corporate reorganization of The Montana Power Company), contends that the disposition of various generating and energy-related assets by The Montana Power Company are void because of the failure to obtain shareholder approval for the transactions. Plaintiffs thus seek to reverse those transactions, or receive fair value for their stock as of late 2001, when plaintiffs claim shareholder approval should have been sought. NorthWestern is named as a defendant due to the fact that we purchased The Montana Power Company L.L.C. (now Clark Fork and Blackfoot LLC), which plaintiffs claim is a successor to The Montana Power Company.

In October 2009, the parties reached a global settlement, which must be approved by the U.S. District Court in Montana and the Delaware Bankruptcy Court. In November 2009, the parties submitted documentation concerning the settlement to the U.S. District Court in Montana for its approval. Approval of the settlement by the U.S. District Court in Montana is still pending. In February 2010, the parties submitted documentation concerning the settlement to the Delaware Bankruptcy Court, which approved the settlement on February 23, 2010.  A fairness hearing concerning the proposed settlement is scheduled for May 2010 with the U.S. District Court in Montana. If the court approves the settlement, we will receive approximately $2.0 million from the Touch America bankruptcy estate and have no remaining exposure in the litigation.

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

The Defendants filed a Motion to Dismiss the Sierra Club complaint on August 12, 2008, based on certain of the claims being barred by statute of limitations and the remaining claims being an impermissible collateral attack on valid Clean Air Permits issued by the state of South Dakota. On March 31, 2009, the South Dakota Federal District Court entered a Memorandum Opinion and Order granting Defendants’ Motion to Dismiss the Sierra Club Complaint.  On July 30, 2009, Sierra Club appealed the South Dakota Federal District Court’s decision to dismiss the complaint. On October 13, 2009, the United States Department of Justice (USDOJ) filed a motion seeking a 30-day extension of the time to file an amicus brief in support of the Sierra Club’s position. The Court of Appeals granted this motion, as well as our subsequent joint motion with the Sierra Club, extending the timeline. In accordance with the revised briefing schedule, the Sierra Club filed its brief on October 14, 2009, the USDOJ filed its amicus brief on November 24, 2009, we filed our brief on December 24, 2009 (the state of South Dakota served an amicus brief in support of our position on December 30, 2009), and on January 22, 2010, the Sierra Club filed its reply brief. Additionally, on March 15, 2010, we filed correspondence with the court submitting recent supplemental authority in support of our positions, to which the Sierra Club and USDOJ also submitted replies. Appellate briefing has concluded, and oral arguments are scheduled for May 11, 2010.

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

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

NorthWestern Corporation, doing business as Northwestern Energy, provides electricity and natural gas to approximately 661,000 customers in Montana, South Dakota and Nebraska. For a discussion of NorthWestern’s business strategy, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

SUMMARY

Significant achievements during the three months ended March 31, 2010 include:

•	Improvement in net income of approximately $5.9 million as compared with 2009, due primarily to reduced operating, general and administrative expenses; and
•	Improvement in operating cash flows of approximately $41.2 million, due to lower contributions to our qualified pension plans in 2010.

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

Outlook

The current weak economic conditions have resulted in weaker customer demand, among other things, and the outlook and timing of economic recovery remains uncertain. Industrial electric distribution volumes were down approximately 12% for the first quarter of 2010 as compared with 2009, resulting in a $1.4 million reduction to gross margin. We expect to continue to experience relatively flat residential demand as well as reduced commercial and industrial demand during 2010. In addition, the weak economic climate has impacted demand for our transmission capacity. In response, we have taken steps to manage our operating, general and administrative expenses and will continue to manage our costs consistent with the impact to our margin.

OVERALL CONSOLIDATED RESULTS

Three Months Ended March 31, 2010 Compared with the Three Months Ended March 31, 2009

	Three Months Ended March 31,
	2010	2009	Change	% Change
	(in millions)
Operating Revenues
Electric	$203.8	$208.0	$(4.2)	(2.0)%
Natural Gas	130.0	158.8	(28.8)	(18.1)
Other	0.3	4.6	(4.3)	(93.5)
Eliminations	—	(0.5)	0.5	100.0
	$334.1	$370.9	$(36.8)	(9.9)%

	Three Months Ended March 31,
	2010	2009	Change	% Change
	(in millions)
Cost of Sales
Electric	$91.0	$94.8	$(3.8)	(4.0)%
Natural Gas	81.8	108.9	(27.1)	(24.9)
Other	—	4.3	(4.3)	(100.0)
	$172.8	$208.0	$(35.2)	(16.9)%

	Three Months Ended March 31,
	2010	2009	Change	% Change
	(in millions)
Gross Margin
Electric	$112.8	$113.2	$(0.4)	(0.4)%
Natural Gas	48.2	49.9	(1.7)	(3.4)
Other	0.3	0.3	—	—
Eliminations	—	(0.5)	0.5	100.0
	$161.3	$162.9	$(1.6)	(1.0)%

Consolidated gross margin was $161.3 million for the three months ended March 31, 2010, a decrease of $1.6 million, or 1.0%, from gross margin in 2009.  Primary components of this change include the following:

Gross Margin
2010 vs. 2009
(in millions)
Electric and natural gas volumes	$(3.4)
Transmission capacity	(0.4)
Commercial natural gas contract minimum usage requirement	0.6
Reclamation settlement	0.5
Operating expenses recovered in supply trackers	0.3
Other	0.8
Decrease in Consolidated Gross Margin	$(1.6)

This $1.6 million decline was primarily due to a decrease in electric volumes from lower industrial demand relating to the weak economic climate and lower gas volumes from warmer winter weather in Montana. These decreases were offset in part by recognition of revenues associated with a natural gas contract with minimum usage requirements that were not met and a settlement to recover previously incurred reclamation costs associated with the coal supply at Colstrip.

	Three Months Ended March 31,
	2010	2009	Change	% Change
	(in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$58.3	$65.4	$(7.1)	(10.9)%
Property and other taxes	23.0	24.3	(1.3)	(5.3)
Depreciation	22.9	22.7	0.2	0.9
	$104.2	$112.4	$(8.2)	(7.3)%

Consolidated operating, general and administrative expenses were $58.3 million for the three months ended March 31, 2010 as compared with $65.4 million for the three months ended March 31, 2009. Primary components of this change include the following:

Operating, General & Administrative Expenses
2010 vs. 2009
(Millions of Dollars)
Insurance reserves	$(3.0)
Compensation	(2.2)
Pension	(0.6)
Postretirement health care	(0.5)
Operating expenses recovered in supply trackers	0.3
Other	(1.1)
Decrease in Operating, General & Administrative Expenses	$(7.1)

The decrease in operating, general and administrative expenses of $7.1 million was primarily due to the following:

•	Lower insurance reserves due to claims incurred in the prior year and a favorable arbitration decision in the first quarter of 2010;

•
Decreased compensation costs primarily from a combination of lower headcount, more time spent by employees on capital projects rather than maintenance projects (which are expensed), and lower severance costs;

•	Lower pension expense, however, based on current assumptions we expect the annual pension expense to be comparable with 2009 due to the regulatory treatment of our Montana pension plan; and

•	Lower postretirement health care costs due to an amendment to the plan in 2009.

Property and other taxes were $23.0 million for the three months ended March 31, 2010 as compared with $24.3 million in the first quarter of 2009.  This decrease was due to lower estimated property valuations.

Depreciation expense was $22.9 million for the three months ended March 31, 2010 as compared with $22.7 million in the first quarter of 2009.

Consolidated operating income for the three months ended March 31, 2010 was $57.2 million, as compared with $50.5 million in the first quarter of 2009. The increase was primarily due to lower operating expenses partly offset by the $1.6 million decrease in gross margin discussed above.

Consolidated interest expense for the three months ended March 31, 2010 was $17.1 million, an increase of $2.0 million, or 13.2%, from 2009. This increase was primarily due to increased debt outstanding, offset in part by $0.7 million capitalized for the debt portion of allowance for funds used during construction (AFUDC), primarily related to the Mill Creek Generating Station. We expect annual interest expense for 2010 to be comparable with 2009 due to the increase in AFUDC.

Consolidated other income for the three months ended March 31, 2010 was $0.8 million, as compared with $0.6 million in the first quarter of 2009. This includes an increase of approximately $0.7 million related to the equity portion of AFUDC. We expect to capitalize approximately $5.7 million of AFUDC related to the Mill Creek Generating Station through the remainder of the year.

Consolidated income tax expense for the three months ended March 31, 2010 was $12.2 million as compared with $13.1 million for the first quarter of 2009. The effective tax rate in 2010 was 29.8% as compared with 36.4% for the same period of 2009, and we expect our effective tax rate for 2010 to be approximately 30%. These effective tax rates differ from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences. Our effective tax rate has been significantly impacted by a tax accounting method change for repair costs during September 2009, which resulted in an income tax benefit of $3.4 million during the first quarter of 2010. Our effective tax rate for the year ended December 31, 2009 of 17.2% reflected the impact of a tax accounting method change for repairs for both 2009 and 2008, which will impact the comparability of income tax expense for 2010 and 2009. In addition, as we did not receive approval of the tax accounting method change until the third quarter of 2009, quarterly income tax expense during 2010 will not be comparable with 2009. While we reflect an income tax provision in our financial statements, we expect our cash payments for income taxes will be minimal through at least 2014, based on our projected taxable income and anticipated use of consolidated net operating loss carryforwards.

Consolidated net income for the three months ended March 31, 2010 was $28.7 million as compared with $22.8 million for the first quarter of 2009. The increase was primarily due to higher operating income and lower income tax expense, offset in part by higher interest expense as discussed above.

ELECTRIC SEGMENT

Three Months Ended March 31, 2010 Compared with the Three Months Ended March 31, 2009

	Results
	2010	2009	Change	% Change
	(in millions)
Retail revenue	$170.4	$180.5	$(10.1)	(5.6)%
Transmission	11.5	11.9	(0.4)	(3.4)
Wholesale	11.0	11.1	(0.1)	(0.9)
Regulatory amortization and other	10.9	4.5	6.4	142.2
Total Revenues	203.8	208.0	(4.2)	(2.0)
Total Cost of Sales	91.0	94.8	(3.8)	(4.0)
Gross Margin	$112.8	$113.2	$(0.4)	(0.4)%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2010	2009	2010	2009	2010	2009
	(in thousands)
Retail Electric
Montana	$63,596	$66,094	680	679	270,923	269,003
South Dakota	12,845	13,547	176	171	48,422	48,194
Residential	76,441	79,641	856	850	319,345	317,197
Montana	66,218	68,892	788	796	60,799	60,202
South Dakota	15,808	16,673	238	228	11,622	11,475
Commercial	82,026	85,565	1,026	1,024	72,421	71,677
Industrial	7,767	10,947	676	765	71	72
Other	4,205	4,311	24	24	4,623	4,643
Total Retail Electric	$170,439	$180,464	2,582	2,663	396,460	393,589
Wholesale Electric
Montana	$9,934	$9,823	204	204	N/A	N/A
South Dakota	1,078	1,308	39	39	N/A	N/A
Total Wholesale Electric	$11,012	$11,131	243	243	N/A	N/A

The following summarizes the components of the changes in electric margin for the three months ended March 31, 2010 and 2009:

Gross Margin
2010 vs. 2009
(Millions of Dollars)
Retail volumes	$(1.4)
Transmission capacity	(0.4)
Operating expenses recovered in supply tracker	0.7
Reclamation settlement	0.5
Other	0.2
Decrease in Gross Margin	$(0.4)

This decline in margin and volumes are due largely to decreases in industrial demand relating to the weak economic climate, and to a lesser degree, decreases in transmission capacity demand. These decreases were offset in part by: (i) higher revenues for operating, general and administrative expenses primarily related to customer efficiency programs, which are recovered from customers through the supply trackers and therefore have no impact on operating income; and (ii) decreased cost of sales due to a settlement to recover previously incurred reclamation costs associated with the coal supply at Colstrip. In addition, average electric supply prices decreased resulting in lower retail revenues and cost of sales in 2010 as compared with 2009.

NATURAL GAS SEGMENT

Three Months Ended March 31, 2010 Compared with the Three Months Ended March 31, 2009

	Results
	2010	2009	Change	% Change
	(in millions)
Retail revenue	$118.4	$144.4	$(26.0)	(18.0)%
Wholesale and other	11.6	14.4	(2.8)	(19.4)
Total Revenues	130.0	158.8	(28.8)	(18.1)
Total Cost of Sales	81.8	108.9	(27.1)	(24.9)
Gross Margin	$48.2	$49.9	$(1.7)	(3.4)%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2010	2009	2010	2009	2010	2009
	(in thousands)
Retail Gas
Montana	$44,620	$55,524	4,954	5,383	158,294	157,395
South Dakota	14,551	18,690	1,567	1,577	37,574	37,105
Nebraska	12,833	15,443	1,448	1,316	36,875	36,813
Residential	72,004	89,657	7,969	8,276	232,743	231,313
Montana	22,413	28,271	2,484	2,735	22,090	22,046
South Dakota	13,268	14,296	1,732	1,497	5,962	5,887
Nebraska	9,506	10,942	1,355	1,231	4,606	4,582
Commercial	45,187	53,509	5,571	5,463	32,658	32,515
Industrial	826	803	94	79	292	299
Other	390	476	51	52	146	142
Total Retail Gas	$118,407	$144,445	13,685	13,870	265,839	264,269

2010 as compared with:
Heating Degree-Days	2009	Historic Average
Montana	5% warmer	6% warmer
South Dakota	2% colder	8% colder
Nebraska	10% colder	7% colder

The following summarizes the components of the changes in natural gas margin for the three months ended March 31, 2010 and 2009:

Gross Margin
2010 vs. 2009
(Millions of Dollars)
Warmer winter weather	$(2.0)
Operating expenses recovered in supply tracker	(0.4)
Commercial natural gas contract minimum usage requirement	0.6
Other	0.1
Decrease in Gross Margin	$(1.7)

The decline in margin and volumes is primarily due to warmer winter weather in Montana and a reduction in operating, general and administrative expenses recovered from customers through the supply tracker related to customer efficiency programs, offset in part by recognition of revenues associated with a contract with minimum usage requirements that were not met. In addition, average natural gas supply prices decreased resulting in lower retail revenues and cost of sales in 2010 as compared with 2009, with no impact to gross margin.

LIQUIDITY AND CAPITAL RESOURCES

We utilize our revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. As of March 31, 2010, our total net liquidity was approximately $215.5 million, including $7.1 million of cash and $208.4 million of revolving credit facility availability. Revolver availability was $229.4 million as of April 16, 2010. We plan to issue $225 million of First Mortgage Bonds during the second quarter of 2010 to refinance existing debt.

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

As of March 31, 2010, we are under collected on our current Montana natural gas and electric trackers by approximately $4.0 million, as compared with an under collection of $19.8 million as of December 31, 2009, and an over collection of $3.5 million as of March 31, 2009.

Growth Capital Expenditures – In July 2009, we began construction of the Mill Creek Generating Station, a 150 MW natural gas fired facility, estimated to cost $202 million. During the first quarter of 2010, we capitalized approximately $36.9 million in construction work in process related to this project. We expect to spend an additional $82 million on this project during the remainder of 2010.

Credit Ratings

Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard and Poor’s Rating Group (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of April 16, 2010, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Outlook
Fitch	A-	BBB+	Stable
Moody’s	A3	Baa2	Positive
S&P	A-	BBB	Stable

(1)	Fitch upgraded our senior secured and senior unsecured credit rating on April 15, 2010, from BBB+ to A- and BBB to BBB+, respectively, as reflected above.

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are economically favorable to us and impact our trade credit availability. A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net income	$28.7	$22.8
Non-cash adjustments to net income	39.9	37.4
Changes in working capital	33.0	31.3
Other	4.7	(26.4)
	106.3	65.1

Investing Activities
Property, plant and equipment additions	(57.8)	(18.5)
Sale of assets	—	0.3
	(57.8)	(18.2)

Financing Activities
Net (repayment) borrowing of debt	(33.4)	38.7
Dividends on common stock	(12.2)	(12.0)
Other	(0.1)	(1.7)
	(45.7)	25.0

Net Increase in Cash and Cash Equivalents	$2.8	$71.9
Cash and Cash Equivalents, beginning of period	$4.3	$11.3
Cash and Cash Equivalents, end of period	$7.1	$83.2

Cash Provided by Operating Activities

As of March 31, 2010, cash and cash equivalents were $7.1 million as compared with $4.3 million at December 31, 2009 and $83.2 million at March 31, 2009. Cash provided by operating activities totaled $106.3 million for the three months ended March 31, 2010 as compared with $65.1 million during the three months ended March 31, 2009. This increase in operating cash flows is primarily related to contributions of $43.2 million to our qualified pension plans during the first quarter of 2009.

Cash Used in Investing Activities

Cash used in investing activities increased by approximately $39.6 million as compared with the first quarter of 2009 due primarily to increased property, plant and equipment additions related to the Mill Creek Generating Station project as discussed above.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities totaled approximately $45.7 million in the first quarter of 2010 as compared with cash provided by financing activities of approximately $25.0 million during the three months ended March 31, 2009. During the first quarter of 2010 we made debt repayments of $33.4 million and paid dividends on common stock of $12.2 million. During the first quarter of 2009 we issued debt of $250.0 million, made debt repayments of $211.3 million, and paid dividends on common stock of $12.0 million.

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

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of March 31, 2010. See our Annual Report on Form 10-K for the year ended December 31, 2009 for additional discussion.

	Total	2010	2011	2012	2013	2014	Thereafter
	(in thousands)
Long-term Debt	$954,044	$2,733	$6,578	$39,792	$—	$225,000	$679,941
Capital Leases	36,479	907	1,282	1,372	1,468	1,582	29,868
Future minimum operating lease payments	3,581	1,146	1,161	765	157	134	218
Estimated Pension and Other Postretirement Obligations (1)	50,064	12,864	13,800	13,800	4,800	4,800	N/A
Qualifying Facilities (2)	1,381,946	47,940	65,323	67,111	69,816	72,354	1,059,402
Supply and Capacity Contracts (3)	1,653,336	270,354	240,775	186,692	162,476	119,869	673,170
Other Purchase Obligations (4)	44,946	44,946	—	—	—	—	—
Contractual interest payments on debt (5)	508,637	45,321	54,230	53,223	52,512	52,512	250,839
Total Commitments (6)	$4,633,033	$426,211	$383,149	$362,755	$291,229	$476,251	$2,693,438

(1)           We have only estimated cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. These estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.
(2)           The QFs require us to purchase minimum amounts of energy at prices ranging from $65 to $167 per megawatt hour through 2029. Our estimated gross contractual obligation related to the QFs is approximately $1.4 billion. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $1.1 billion.
(3)           We have entered into various purchase commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 19 years.
(4)           This represents contractual purchase obligations related to Mill Creek Generating Station construction project.
(5)           Contractual interest payments include our revolving credit facility, which has a variable interest rate. We have assumed an average interest rate of 3.25% on an estimated revolving line of credit balance of $36.0 million through maturity in June 2012.
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

As of March 31, 2010, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

We utilize various risk management instruments to reduce our exposure to market interest rate changes. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the London Interbank Offered Rate (LIBOR) plus a credit spread, ranging from 2.25% to 4.0% over LIBOR. As of March 31, 2010, the applicable spread was 3.0%, resulting in a borrowing rate of 3.25%. Based upon amounts outstanding as of March 31, 2010, a 1% increase in the LIBOR would increase our annual interest expense by approximately $3.6 million.

Commodity Price Risk

Commodity price risk is a significant risk due to our lack of ownership of natural gas reserves and our reliance on market purchases to fulfill a portion of our electric supply requirements within the Montana market. Several factors influence price levels and volatility. These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, fuel availability, market liquidity, and the nature and extent of current and potential federal and state regulations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

See Note 12, Commitments and Contingencies, to the Financial Statements for information about legal proceedings.

ITEM 1A.                      RISK FACTORS

You should carefully consider the risk factors described below, as well as all other information available to you, before making an investment in our common stock or other securities.

 Economic conditions and instability in the financial markets could negatively impact our business.

Our operations are impacted by local, national and worldwide economic conditions. The consequences of a prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity has resulted in a decline in energy consumption and a decrease in customers’ ability to pay their accounts, which may adversely affect our liquidity, results of operations and future growth. While our territories have been less impacted than other parts of the country, we have experienced declines in electric and natural gas usage per customer and lower electric transmission sales, due in part to the recession. In addition, demand for our Montana transmission capacity is impacted by market conditions in states to the South and West of our service territory, which have been more significantly impacted by the economic downturn.

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

We are subject to regulation by federal and state governmental entities, including the FERC, MPSC, SDPUC and Nebraska Public Service Commission (NPSC). Regulations can affect allowed rates of return, recovery of costs and operating requirements. For example, in our 2008 proceeding related to Colstrip, the MPSC approved a 10% return on equity and 6.5% cost of debt for the expected 34-year life of the plant. In addition, existing regulations may be revised or reinterpreted, new laws, regulations, and interpretations thereof may be adopted or become applicable to us and future changes in laws and regulations may have a detrimental effect on our business.

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

We are subject to extensive laws and regulations imposed by federal, state, and local government authorities in the ordinary course of operations with regard to the environment, including environmental laws and regulations relating to air and water quality, solid waste disposal, coal ash and other environmental considerations. We believe that we are in compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect our financial position or results of operations; however, possible future developments, including the promulgation of more stringent environmental laws and regulations, and the timing of future enforcement proceedings that may be taken by environmental authorities could affect the costs and the manner in which we conduct our business and could require us to make substantial additional capital expenditures.

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

Should our efforts be unsuccessful, we could be subject to additional costs, termination payments under committed contracts, and/or the write-off of investments in these projects. As of March 31, 2010, we have capitalized approximately $119.8 million in construction work in process associated with the Mill Creek Generating Station and $12.3 million in preliminary survey and investigative costs associated with transmission projects.

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

Operation of electric generating facilities involves risks, which can adversely affect energy output and efficiency levels. Most of our generating capacity is coal-fired. We rely on a limited number of suppliers of coal for our electric generation, making us vulnerable to increased prices for fuel as existing contracts expire or in the event of unanticipated interruptions in fuel supply. We are a captive rail shipper of the Burlington Northern Santa Fe Railway for shipments of coal to the Big Stone Plant (our largest source of generation in South Dakota), making us vulnerable to railroad capacity and operational issues and/or increased prices for coal transportation from a sole supplier. Operational risks also include facility shutdowns due to breakdown or failure of equipment or processes, labor disputes, operator error and catastrophic events such as fires, explosions, floods, and intentional acts of destruction or other similar occurrences affecting the electric generating facilities. The loss of a major electric generating facility would require us to find other sources of supply, if available, and expose us to higher purchased power costs.

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

ITEM 6.                      EXHIBITS

(a) Exhibits

Exhibit 10.1— Waiver and Release of Miggie E. Cramblit executed January 5, 2010 (incorporated by reference to Exhibit 10.1 of NorthWestern Corporation's Current Report on Form 8-K, dated January 5, 2010, Commission File No.1-10499).

Exhibit 10.2— Consulting agreement with Miggie E. Cramblit, executed January 6, 2010 (incorporated by reference to Exhibit 10.2 of NorthWestern Corporation's Current Report on Form 8-K, dated January 5, 2010, Commission File No.1-10499).

Exhibit 10.3—NorthWestern Energy 2010 Annual Incentive Plan (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated February 12, 2010, Commission File No. 1-10499).

Exhibit 10.4— Form of NorthWestern Corporation Long-Term Performance Incentive Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation’s Current Report on Form 8-K, dated February 12, 2010, Commission File No. 1-10499).

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

Northwestern Corporation
Date: April 23, 2010	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1
Waiver and Release of Miggie E. Cramblit executed January 5, 2010 (incorporated by reference to Exhibit 10.1 of NorthWestern Corporation's Current Report on Form 8-K, dated January 5, 2010, Commission File No.1-10499).

10.2
Consulting agreement with Miggie E. Cramblit, executed January 6, 2010 (incorporated by reference to Exhibit 10.2 of NorthWestern Corporation's Current Report on Form 8-K, dated January 5, 2010, Commission File No.1-10499).

10.3
NorthWestern Energy 2010 Annual Incentive Plan (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated February 12, 2010, Commission File No. 1-10499).

10.4
Form of NorthWestern Corporation Long-Term Performance Incentive Restricted Stock Award Agreement(incorporated by reference to Exhibit 99.2 of NorthWestern Corporation’s Current Report on Form 8-K, dated February 12, 2010, Commission File No. 1-10499).

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