Form 10-Q
period 2010-07-28
NORTHWESTERN CORP
filed 2010-07-29
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
[Missing Graphic Reference]
FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Common Stock, Par Value $0.01
36,181,695 shares outstanding at July 23, 2010

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$6,149	$4,344
Restricted cash	14,812	13,608
Accounts receivable, net	91,985	143,759
Inventories	42,065	47,305
Regulatory assets	54,960	40,509
Deferred income taxes	3,929	1,239
Prepaid and other	11,196	14,063
Total current assets	225,096	264,827
Property, Plant, and Equipment, Net	2,033,932	1,964,121
Goodwill	355,128	355,128
Regulatory assets	183,133	182,382
Other noncurrent assets	34,660	28,674
Total assets	$2,831,949	$2,795,132
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$1,237	$1,197
Current maturities of long-term debt	6,353	6,123
Accounts payable	54,462	92,923
Accrued expenses	186,832	165,127
Regulatory liabilities	20,219	29,622
Total current liabilities	269,103	294,992
Long-term capital leases	34,952	35,570
Long-term debt	997,706	981,296
Deferred income taxes	184,009	161,188
Noncurrent regulatory liabilities	245,838	238,332
Other noncurrent liabilities	292,453	296,730
Total liabilities	2,024,061	2,008,108
Commitments and Contingencies (Note 13)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 39,741,036 and 36,181,190, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	397	395
Treasury stock at cost	(90,140)	(90,228)
Paid-in capital	813,007	807,527
Retained earnings	75,520	59,605
Accumulated other comprehensive income	9,104	9,725
Total shareholders' equity	807,888	787,024
Total liabilities and shareholders' equity	$2,831,949	$2,795,132

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Electric	$184,838	$173,463	$388,677	$381,450
Gas	58,900	61,330	188,919	220,133
Other	321	920	636	5,033
Total Revenues	244,059	235,713	578,232	606,616
Operating Expenses
Cost of sales	111,936	106,840	284,763	314,850
Operating, general and administrative	57,126	60,898	115,434	126,317
Property and other taxes	24,984	18,246	47,952	42,535
Depreciation	22,997	22,260	45,872	44,982
Total Operating Expenses	217,043	208,244	494,021	528,684
Operating Income	27,016	27,469	84,211	77,932
Interest Expense, net	(16,057)	(18,002)	(33,107)	(33,136)
Other Income	1,853	198	2,606	789
Income Before Income Taxes	12,812	9,665	53,710	45,585
Income Tax Expense	(1,121)	(3,567)	(13,301)	(16,674)
Net Income	$11,691	$6,098	$40,409	$28,911
Average Common Shares Outstanding	36,179	35,940	36,174	35,937
Basic Earnings per Average Common Share	$0.32	$0.17	$1.12	$0.80
Diluted Earnings per Average Common Share	$0.32	$0.17	$1.11	$0.80
Dividends Declared per Average Common Share	$0.34	$0.335	$0.68	$0.67

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net Income	$40,409	$28,911
Items not affecting cash:
Depreciation	45,872	44,982
Amortization of debt issue costs, discount and deferred hedge gain	1,030	1,122
Amortization of restricted stock	861	1,164
Equity portion of allowance for funds used during construction	(2,585)	(275)
Loss (gain) on sale of assets	628	(223)
Deferred income taxes	20,131	17,858
Changes in current assets and liabilities:
Restricted cash	(1,204)	(1,913)
Accounts receivable	51,774	57,710
Inventories	5,240	23,391
Other current assets	2,874	(1,846)
Accounts payable	(29,005)	(39,097)
Accrued expenses	12,147	(9,867)
Regulatory assets	(4,901)	963
Regulatory liabilities	(9,403)	(2,341)
Other noncurrent assets	6,059	11,387
Other noncurrent liabilities	(7,469)	(46,395)
Cash provided by operating activities	132,458	85,531
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(116,233)	(46,986)
Proceeds from sale of assets	—	326
Cash used in investing activities	(116,233)	(46,660)
FINANCING ACTIVITIES:
Treasury stock activity	88	—
Dividends on common stock	(24,494)	(24,079)
Issuance of long-term debt	225,000	249,833
Repayment of long-term debt	(228,403)	(135,011)
Line of credit borrowings	402,000	237,000
Line of credit repayments	(382,000)	(345,000)
Financing costs	(6,611)	(9,943)
Cash used in financing activities	(14,420)	(27,200)
Increase in Cash and Cash Equivalents	1,805	11,671
Cash and Cash Equivalents, beginning of period	4,344	11,292
Cash and Cash Equivalents, end of period	$6,149	$22,963
Supplemental Cash Flow Information:
Cash paid during the period for:
Income Taxes	—	2
Interest	22,086	20,305
Significant non-cash transactions:
Capital expenditures included in accounts payable	2,788	2,284

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to June 30, 2010, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

 (2) New Accounting Standards

Accounting Standards Issued

There have been no new recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2010, that are of significance, or potential significance, to us.

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

We are required to consolidate VIEs if we are the primary beneficiary, which means we have a controlling financial interest. Certain long-term power purchase and tolling contracts may be considered variable interests. We have various long-term power purchase contracts with other utilities and certain qualifying facility (QF) plants. We have evaluated our inventory of long-term power purchase and tolling contracts under this guidance. We identified one QF contract that may constitute a VIE. The power purchase agreement was entered into in 1984 with a 35 megawatt coal-fired QF to purchase substantially all of the plant’s output over a substantial portion of its estimated useful life. We absorb a portion of the plant’s variability through the energy payment portion of the contract price. After making exhaustive efforts, we were unable to obtain the information from the plant necessary to determine whether it is a VIE or whether we are the primary beneficiary. The contract with the plant contains no provision which legally obligates the project to release this information to us. We have continued to account for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $455.4 million through 2025.

(3) Income Taxes

Our effective tax rate for the three months ended June 30, 2010 and 2009 was approximately 8.7% and 36.9%, respectively. The reduction in the effective tax rate versus the statutory rate in 2010 is primarily due to:
•	the release of $2.2 million in valuation allowance against certain state net operating loss (NOL) carryforwards, and
•	a tax benefit of $1.2 million recognized for repair costs, due to flow-through regulatory treatment.

Realization of our deferred tax assets is dependent upon, among other things, our ability to generate taxable income in the future. As of December 31, 2009, we had a valuation allowance of approximately $6.4 million against certain state NOL carryforwards based on our best estimate of what would be realized. If unused, a substantial portion of our state NOL carryforwards will expire at the end of 2010. Based on our current projections, we estimate we will generate enough taxable income to release an additional $2.1 million of our valuation allowance through the remainder of 2010.

Uncertain Tax Positions

We have unrecognized tax benefits of approximately $124.3 million as of June 30, 2010, including approximately $85.2 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitations within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the six months ended June 30, 2010, we have not recognized expense for interest or penalties, and do not have any amounts accrued at June 30, 2010 and December 31, 2009, respectively, for the payment of interest and penalties.

Our federal tax returns from 2000 forward remain subject to examination by the Internal Revenue Service.

(4) Goodwill

There were no changes in our goodwill during the six months ended June 30, 2010. Goodwill by segment is as follows for both June 30, 2010 and December 31, 2009 (in thousands):

Electric	$241,100
Natural gas	114,028
$355,128

(5) Other Comprehensive Income

The following table displays the components of Accumulated Other Comprehensive Income (AOCI), which is included in Shareholders’ Equity on the Condensed Consolidated Balance Sheets (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$11,691	$6,098	$40,409	$28,911
Other comprehensive income, net of tax:
Reclassification of net gains on hedging instruments from OCI to net income	(297)	(297)	(594)	(594)
Foreign currency translation	(91)	141	(27)	92
Comprehensive income	$11,303	$5,942	$39,788	$28,409

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

Normal Purchases and Normal Sales

We have applied the normal purchase and normal sale scope exception (NPNS) to most of our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Financial Statements at June 30, 2010 and December 31, 2009. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

Mark-to-Market Accounting

Certain contracts for the purchase of natural gas associated with our gas utility operations do not qualify for NPNS. These are typically forward purchase contracts for natural gas where we lock in a fixed price; however the contracts are settled financially and we do not take physical delivery of the natural gas. We use the mark-to-market method of accounting for these derivative contracts as we do not elect hedge accounting. Upon settlement of these contracts, associated proceeds or costs are refunded to or collected from our customers consistent with regulatory requirements; therefore we record a regulatory asset or liability based on changes in market value.

The following table represents the fair value and location of derivative instruments subject to mark-to-market accounting (in thousands). For more information on the determination of fair value see Note 7.

Mark-to-Market Transactions	Balance Sheet Location	June 30, 2010	December 31, 2009

Natural gas net derivative liability	Accrued Expenses	$33,362	$23,661

The following table represents the net change in fair value for these derivatives (in thousands):

	Unrealized gain (loss) recognized in Regulatory Assets
	Three Months Ended		Six Months Ended
Derivatives Subject to Regulatory Deferral	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Natural gas	$3,548	$9,334	$(9,701)	$(2,823)

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

The following table presents, as of June 30, 2010, the aggregate fair value of forward purchase contracts that do not qualify as normal purchases in a net liability position with credit risk-related contingent features, collateral posted, and the aggregate amount of additional collateral that we would be required to post with counterparties, if the credit risk-related contingent features underlying these agreements were triggered on June 30, 2010 (in thousands):

Contracts with Contingent Feature	Fair Value Liability	Posted Collateral	Contingent Collateral

Credit rating	$26,550	$—	$26,550

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

We have used interest rate swaps designated as cash flow hedges to manage our interest rate exposures associated with new debt issuances. These swaps were designated as cash flow hedges with the effective portion of gains and losses, net of associated deferred income tax effects, recorded in AOCI. We reclassify these gains from AOCI into interest expense during the periods in which the hedged interest payments occur. The following table shows the effect of these derivative instruments on the Financial Statements (in thousands):

Cash Flow Hedges	Amount of Gain Remaining in AOCI as of June 30, 2010	Location of Gain Reclassified from AOCI to Income	Amount of Gain Reclassified from AOCI into Income during the six months ended June 30, 2010

Interest rate contracts	$9,870	Interest Expense	$594

We expect to reclassify approximately $1.2 million of pre-tax gains on these cash flow hedges from AOCI into interest expense during the next twelve months. These gains relate to swaps previously terminated, and we have no current interest rate swaps outstanding.

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

June 30, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
Restricted cash	$14,201	$—	$—	$—	$14,201
Rabbi trust investments	4,571	—	—	—	4,571
Derivative asset (1)	—	667	—	—	667
Derivative liability (1)	—	(34,029)	—	—	(34,029)
Net derivative position	—	(33,362)	—	—	(33,362)
Total	$18,772	$(33,362)	$—	$—	$(14,590)

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

Restricted cash represents amounts held in money market mutual funds. Rabbi trust assets represent assets held for non-qualified deferred compensation plans, which consist of our common stock and actively traded mutual funds with quoted prices in active markets. Fair value for the commodity derivatives was determined using internal models based on quoted forward commodity prices. We consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). The fair value measurement of liabilities also reflects the nonperformance risk of the reporting entity, as applicable. Therefore, we have factored the impact of our credit standing as well as any potential credit enhancements into the fair value measurement of both derivative assets and derivative liabilities. Consideration of our own credit risk did not have a material impact on our fair value measurements.

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt (including current portion)	$1,004,059	$1,093,230	$987,419	$1,034,122

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

(8) Financing Activities

On May 27, 2010 we issued $161 million aggregate principal amount of Montana First Mortgage Bonds at a fixed interest rate of 5.01% maturing in May 1, 2025. We also issued $64 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 5.01% maturing May 1, 2025. The bonds are secured by our electric and natural gas assets in the respective jurisdictions. The bonds were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. We used the proceeds to redeem our 5.875%, $225 million Senior Secured Notes due 2014.

(9) Regulatory Matters

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

A hearing is scheduled for September 2010 and we expect the MPSC to issue a final order during the fourth quarter of 2010. In July 2010, the MPSC voted to approve an interim rate increase of $12.4 million and $1.4 million for electric and natural gas, respectively, subject to refund. Interim rates went into effect on July 8, 2010. If final approved rates are lower than the interim amounts approved by the MPSC, we are required to refund the difference to customers, with interest. Interveners have filed testimony contesting various issues in the case and proposing electric and natural gas rate decreases. Since we cannot estimate the outcome, we expect to defer recognition of associated revenues until we receive a final order from the MPSC.

Montana Electric and Natural Gas Supply Trackers

Rates for our Montana electric and natural gas supply are set by the MPSC. Each year we submit electric and natural gas tracker filings for recovery of supply costs for the 12-month period ended June 30 and for the projected supply costs for the next 12-month period. The MPSC reviews such filings and makes its cost recovery determination based on whether or not our electric and natural gas energy supply procurement activities were prudent. If the MPSC subsequently determines that a procurement activity was imprudent, then it may disallow such costs.

In April 2010, the MPSC issued a final order approving our purchased power costs for the 2008 and 2009 annual filings, as well as approving a stipulation between us and the Montana Consumer Counsel related to those periods where we agreed to remove approximately $183,000 in labor costs and calculated lost revenues from the tracker.

In June 2010, we filed our 2010 annual electric supply tracker, and received an interim order from the MPSC approving recovery of costs pending review.

Our 2009 and 2010 annual natural gas cost tracker filings are currently pending review by the MPSC. The MPSC issued interim orders for each cost tracking period, approving recovery of our projected gas costs pending its review. A procedural schedule has been established.

Mill Creek Generating Station

In August 2008, we filed a request with the MPSC for advanced approval to construct a 150 megawatt (MW) natural gas fired facility. The Mill Creek Generating Station, estimated to cost approximately $202 million, will provide regulating resources to balance our transmission system in Montana to maintain reliability and enable wind power to be integrated onto the network to meet renewable energy portfolio needs. In May 2009, the MPSC issued an order granting approval to construct the facility, authorizing a return on equity of 10.25% and a preliminary cost of debt of 6.5%, with a capital structure of 50% equity and 50% debt. In addition, the MPSC determined the $81 million cost for the turbines is prudent, with the remainder of the project costs to be submitted to the MPSC for review and approval once construction of the facility is complete. Construction began in June 2009, and the plant is scheduled to be operational by December 31, 2010. As of June 30, 2010, we have capitalized approximately $147.2 million in construction work in process related to this project.

Our Federal Energy Regulatory Commission (FERC) Open Access Transmission Tariff (OATT) allows for pass-through of ancillary costs to our customers, including the regulating reserve service described above to be provided by the Mill Creek Generating Station under Schedule 3 (Regulation and Frequency Response). We submitted a filing to the FERC related to this project in April 2010 and have requested an effective date for the change in rates of January 1, 2011 in order to reflect the cost of service for the Mill Creek Generating Station under the OATT in Schedule 3. The filing is currently pending at FERC. We expect to file with the MPSC during the third quarter of 2010 a request for interim rates based on the estimated Mill Creek Generating Station construction costs. These rates are expected to be effective beginning January 1, 2011, and would replace the current contracted costs for ancillary services.

Transmission Investment Projects

We are conducting open season processes for the proposed Mountain States Transmission Intertie (MSTI) and Collector Project to identify potential interest for new transmission capacity on these paths due to the changing nature of generation projects. The open seasons were initiated with an informational meeting for prospective bidders in March 2010. The open season process is designed to provide for a staged level of commitment by prospective users. Assuming sufficient interest, we would expect to make filings with FERC early in 2011. A lawsuit has been filed against the Montana Department of Environmental Quality by Jefferson County, Montana, regarding the County’s ability to be more involved in the siting and routing of MSTI. An initial hearing was held in June 2010 in Montana District Court, with further hearings scheduled in July 2010. This lawsuit could have an impact on the release of the draft environmental impact statement, and therefore, the timing and completion of the open season process. We have capitalized approximately $14.1 million of preliminary survey and investigative costs associated with these proposed transmission projects. We discuss these transmission investment opportunities further in the “Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

(10) Segment Information

Our reportable business segments are primarily engaged in the electric and natural gas business. The remainder of our operations are presented as other. While it is not considered a business unit, other primarily consists of a remaining unregulated natural gas capacity contract, the wind down of our captive insurance subsidiary and our unallocated corporate costs.

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

Three Months Ended
June 30, 2010	Electric	Gas	Other	Eliminations	Total
Operating revenues	$184,838	$58,900	$321	$—	$244,059
Cost of sales	82,296	29,640	—	—	111,936
Gross margin	102,542	29,260	321	—	132,123
Operating, general and administrative	41,873	17,133	(1,880)	—	57,126
Property and other taxes	18,281	6,659	44	—	24,984
Depreciation	18,620	4,369	8	—	22,997
Operating income	23,768	1,099	2,149	—	27,016
Interest expense	(11,915)	(3,456)	(686)	—	(16,057)
Other income (expense)	1,949	(123)	27	—	1,853
Income tax (expense) benefit	(4,405)	1,155	2,129	—	(1,121)
Net income (loss)	$9,397	$(1,325)	$3,619	$—	$11,691
Total assets	$1,986,414	$831,338	$14,197	$—	$2,831,949
Capital expenditures	$47,303	$11,134	$—	$—	$58,437

Three Months Ended
June 30, 2009	Electric	Gas	Other	Eliminations	Total
Operating revenues	$173,463	$61,330	$1,306	$(386)	$235,713
Cost of sales	71,623	32,842	2,375	—	106,840
Gross margin	101,840	28,488	(1,069)	(386)	128,873
Operating, general and administrative	44,763	19,290	(2,769)	(386)	60,898
Property and other taxes	13,065	5,150	31	—	18,246
Depreciation	17,951	4,301	8	—	22,260
Operating income (loss)	26,061	(253)	1,661	—	27,469
Interest expense	(13,757)	(3,317)	(928)	—	(18,002)
Other income (expense)	182	(12)	28	—	198
Income tax (expense) benefit	(4,789)	1,353	(131)	—	(3,567)
Net income (loss)	$7,697	$(2,229)	$630	$—	6,098
Total assets	$1,907,466	$795,842	$16,662	$—	$2,719,970
Capital expenditures	$23,574	$4,903	$—	$—	$28,477

Six Months Ended
June 30, 2010	Electric	Gas	Other	Eliminations	Total
Operating revenues	$388,677	$188,919	$636	$—	$578,232
Cost of sales	173,361	111,402	—	—	284,763
Gross margin	215,316	77,517	636	—	293,469
Operating, general and administrative	81,889	35,026	(1,481)	—	115,434
Property and other taxes	35,055	12,812	85	—	47,952
Depreciation	37,124	8,731	17	—	45,872
Operating income	61,248	20,948	2,015	—	84,211
Interest expense	(25,107)	(6,602)	(1,398)	—	(33,107)
Other income	2,406	147	53	—	2,606
Income tax (expense) benefit	(10,939)	(4,584)	2,222	—	(13,301)
Net income	$27,608	$9,909	$2,892	$—	$40,409
Total assets	$1,986,414	$831,338	$14,197	$—	$2,831,949
Capital expenditures	$99,553	$16,680	$—	$—	$116,233

Six Months Ended
June 30, 2009	Electric	Gas	Other	Eliminations	Total
Operating revenues	$381,450	$220,133	$5,957	$(924)	$606,616
Cost of sales	166,372	141,779	6,699	—	314,850
Gross margin	215,078	78,354	(742)	(924)	291,766
Operating, general and administrative	87,741	41,105	(1,605)	(924)	126,317
Property and other taxes	31,082	11,378	75	—	42,535
Depreciation	36,342	8,623	17	—	44,982
Operating income	59,913	17,248	771	—	77,932
Interest expense	(24,907)	(6,385)	(1,844)	—	(33,136)
Other income	473	255	61	—	789
Income tax (expense) benefit	(12,855)	(4,123)	304	—	(16,674)
Net income (loss)	$22,624	$6,995	$(708)	$—	$28,911
Total assets	$1,907,466	$795,842	$16,662	$—	$2,719,970
Capital expenditures	$38,420	$8,566	$—	$—	$46,986

 (11) Earnings Per Share

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

Average shares used in computing the basic and diluted earnings per share are as follows:

	Three Months Ended
	June 30, 2010	June 30, 2009
Basic computation	36,179,133	35,940,008
Dilutive effect of
Restricted stock and performance share awards (1)	143,728	379,617

Diluted computation	36,322,861	36,319,625
	Six Months Ended
	June 30, 2010	June 30, 2009
Basic computation	36,173,947	35,936,960
Dilutive effect of
Restricted stock and performance share awards (1)	141,995	379,617

Diluted computation	36,315,942	36,316,577

(1)           Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

(12) Employee Benefit Plans

Net periodic benefit cost for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
	2010	2009	2010	2009
Components of Net Periodic Benefit Cost
Service cost	$2,348	$2,154	$121	$364
Interest cost	6,026	5,772	511	954
Expected return on plan assets	(7,567)	(4,653)	(297)	(178)
Amortization of prior service cost	62	62	(535)	—
Recognized actuarial loss (gain)	70	2,038	(4)	292
Net Periodic Benefit Cost	$939	$5,373	$(204)	$1,432

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,
	2010	2009	2010	2009
Components of Net Periodic Benefit Cost
Service cost	$4,681	$4,135	$242	$497
Interest cost	12,045	11,853	902	1,575
Expected return on plan assets	(14,920)	(11,192)	(593)	(497)
Amortization of prior service cost	123	123	(976)	—
Recognized actuarial loss	70	2,038	492	138
Net Periodic Benefit Cost	$1,999	$6,957	$67	$1,713

We experienced plan asset market gains during 2009 in excess of 20%, and plan asset market losses during 2008 in excess of 30%. This volatility in return on plan assets is reflected in the change in net periodic benefit cost above as an actuarial loss due to the use of asset smoothing. This smoothing allows the use of asset averaging, including expected returns, for a 24-month period in the determination of funding requirements. During the first half of 2010 and 2009 we contributed approximately $10.0 million and $63.2 million, respectively, to our pension plans. The decrease in other postretirement benefits net periodic benefit cost for the three and six months ended June 30, 2010 as compared with 2009 is due to a plan amendment.

(13) Commitments and Contingencies

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, the majority of our environmental reserve relates to the remediation of former manufactured gas plant sites owned by us. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs become fixed and reliably determinable.

Our liability for environmental remediation obligations is estimated to range between $22.4 million to $44.1 million. As of June 30, 2010, we have a reserve of approximately $31.5 million. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. Over time, as specific laws are implemented and we gain experience in operating under them, a portion of the costs related to such laws will become determinable, and we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, we do not expect these costs to have a material adverse effect on our consolidated financial position or ongoing operations. There can be no assurance, however, of regulatory recovery.

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

Specifically, coal-fired plants have come under scrutiny due to their emissions of carbon dioxide, and in September 2009, the U.S. Court of Appeals for the Second Circuit reversed a federal district court’s decision and ruled that several states and public interest groups could sue five electric utility companies under federal common law for allegedly causing a public nuisance as a result of their emissions of greenhouse gases. In October 2009, the U.S. Court of Appeals for the Fifth Circuit reversed a federal district court and ruled that individuals damaged by Hurricane Katrina could sue a variety of companies that emit carbon dioxide, including electric utilities, for allegedly causing a public nuisance that contributed to their damages. In May 2010, due to a lack of quorum, the Court of Appeals for the Fifth Circuit dismissed its decision, which essentially reinstated the district court’s dismissal of the claim. The plaintiffs have not yet announced if they intend to seek Supreme Court review. Additional litigation in federal and state courts over these issues is continuing.

In addition to litigation during 2009, the Environmental Protection Agency (EPA) issued a finding that greenhouse gas emissions endanger the public health and welfare. The EPA’s finding indicated that the current and projected levels of six greenhouse gas emissions – carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride contribute to climate change. In a related matter, in June 2010, the EPA also adopted rules that would phase in requirements for all new or modified “stationary sources,” such as power plants, that emit 100,000 tons of greenhouse gases per year or modified sources that increase emissions by 75,000 tons per year to obtain permits incorporating the “best available control technology” for such emissions.

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

National Legislation - In June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009, which would regulate greenhouse gas emissions by instituting a cap-and-trade-system. Climate change legislation is currently pending in the U.S. Senate with various proposals under consideration. Meanwhile, the EPA is beginning to implement regulatory actions under the Clean Air Act to address emission of greenhouse gases. Specifically, the EPA issued a proposed Transport Rule in July 2010 that would require significant reductions in sulfur dioxide (SO2) and nitrogen oxides (NOx) emissions that cross state lines, which could impact our jointly owned plants that serve our South Dakota customers.

International Activities - Other nations have agreed to regulate emissions of greenhouse gases pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol,” an international treaty pursuant to which participating countries (not including the United States) have agreed to reduce their emissions of greenhouse gases to below 1990 levels by 2012. At the end of 2009, an international conference to develop a successor to the Kyoto Protocol issued a document known as the Copenhagen Accord. Pursuant to the Copenhagen Accord, the United States submitted a greenhouse gas emission reduction target of 17% compared to 2005 levels.

State Activities - The Montana Governor’s office has joined the Western Regional Climate Initiative (WCI) and is expected to participate in any greenhouse gas emission control regulations that are adopted by the WCI. The WCI, which has a goal of reducing carbon dioxide emissions 15% below the 2005 levels by 2020, currently is developing greenhouse gas emission allocations, offsets, and reporting recommendations.

While we cannot predict the impact of any legislation until final, if legislation or regulations are passed at the federal or state levels imposing mandatory reductions of carbon dioxide and other greenhouse gases on generation facilities, the cost to us and/or our customers could be significant. Impacts include future capital expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures and the purchase of emission allowances from market sources. Our current capital expenditures projections do not include significant amounts related to environmental projects. We believe the cost of purchasing carbon emissions credits, or alternatively the proceeds from the sale of any excess carbon emissions credits would be included in our supply trackers and passed through to customers. We are proactively involved in analyzing the impacts of current legislative efforts on our customers and shareholders and are participating in public policy forums related to these issues.

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

Regional Haze and Visibility - The Clean Air Visibility Rule was issued by the EPA in June 2005, to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area. The rule requires the use of Best Available Retrofit Technology (BART) for certain electric generating units to achieve emissions reductions from designated sources that are deemed to contribute to visibility impairment in Class I air quality areas. We have a 23.4% interest in Big Stone, a coal-fired power plant located in northeastern South Dakota, which is potentially subject to emission reduction requirements. The South Dakota Department of Environment and Natural Resources (DENR) recommended a Selective Catalytic Reduction technology for nitrogen oxide emission reduction and we estimate capital expenditures for the BART technologies based on the DENR proposal are approximately $200 - $300 million for Big Stone (our share is 23.4%). The DENR proposes to require that BART be installed and operating as expeditiously as practicable, but no later than five years from the EPA’s approval of the South Dakota Regional Haze State Implementation Plan, which is expected no later than January 15, 2011. If the emissions reduction technology is required, we will seek to recover these costs through the ratemaking process. The South Dakota Public Utilities Commission (SDPUC) has allowed timely recovery of the costs of environmental improvements; however, there is no precedent on a project of this size.

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

Manufactured Gas Plants

Approximately $26.3 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently investigating, characterizing, and initiating remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota DENR. Our current reserve for remediation costs at this site is approximately $12.6 million, and we estimate that approximately $10 million of this amount will be incurred during the next five years.

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

LEGAL PROCEEDINGS

Colstrip Energy Limited Partnership

In December 2006 and June 2007, the MPSC issued orders relating to certain QF rates for the period July 1, 2003 through June 30, 2006. Colstrip Energy Limited Partnership (CELP) is a QF with which we have a power purchase agreement through June 2024. Under the terms of the power purchase agreement with CELP, energy and capacity rates were fixed through June 30, 2004 (with a small portion to be set by the MPSC's determination of rates in the annual avoided cost filing), and beginning July 1, 2004 through the end of the contract, energy and capacity rates are to be determined each year pursuant to a formula, with the rates to be used in that formula derived from the annual MPSC QF rate review. CELP initially appealed the MPSC’s orders and then, in July 2007, filed a complaint against NorthWestern and the MPSC in Montana district court, which contested the MPSC’s orders. CELP disputed inputs into the underlying rates used in the formula, which initially are calculated by us and reviewed by the MPSC on an annual basis, to calculate energy and capacity payments for the contract years 2004-2005 and 2005-2006. CELP claimed that NorthWestern breached the power purchase agreement causing damages, which CELP asserted to be approximately $23 million for contract years 2004-2005 and 2005-2006. The parties stipulated that NorthWestern would not implement the final derived rates resulting from the MPSC orders, pending an ultimate decision on CELP's complaint. The Montana district court, on June 30, 2008, granted both a motion by the MPSC to bifurcate, having the effect of separating the issues between contract/tort claims against us and the administrative appeal of the MPSC’s orders and a motion by us to refer the claims against us to arbitration. The order also stayed the appellate decision pending a decision in the arbitration proceedings. Arbitration was held in June 2009 and the arbitration panel entered its interim award in August 2009, holding that although NorthWestern failed to use certain data inputs required by the power purchase agreement, CELP was entitled to neither damages for contract years 2004-2005 or 2005-2006, nor to recalculation of the underlying MPSC filings for those years, effectively finalizing CELP's contract rates for those years. We requested clarification from the arbitration panel as to its intent regarding the applicable rates. On November 2, 2009, we received the final award from the arbitration panel which confirmed that the filed rates for 2004-2005 and 2005-2006 are not required to be recalculated. In affirming its interim award, the arbitration panel also denied CELP’s request for attorney fees, holding that each party would be responsible for its own fees. On June 15, 2010, the Montana district court confirmed the final arbitration panel award and denied CELP’s motion to vacate, modify or correct the award. CELP has appealed the decision, and due to the uncertainty around resolution we are currently unable to predict the outcome of this matter. We are required to file with the MPSC by August 31, 2010 for a new determination of rates subsequent to June 30, 2006, using data inputs required by the power purchase agreement. In addition, settlement discussions concerning these claims are ongoing.

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

The parties have agreed to settle the Gonzales Action and have executed a settlement agreement which is subject to the approval of the Montana State Court.  If the court approves the settlement agreement, we will pay the plaintiffs an aggregate amount of $2.6 million in full satisfaction of all Gonzales Action claims, which has been accrued.

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

Bozeman Explosion

On March 5, 2009, a natural gas explosion occurred in downtown Bozeman, Montana. The explosion resulted in one fatality, the destruction of or damage to several buildings and the businesses in them, and damage to other nearby properties and businesses. Twenty-two lawsuits against NorthWestern are pending in the District Court of Gallatin County, Montana, and a number of additional claims not currently in litigation also are pending. We have approximately $150 million of insurance coverage available for known and potential claims. We have paid our self-insured retention under these policies, and our insurance carriers have assumed the defense and handling of the existing and potential future lawsuits and claims arising from the incident.

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

In October 2009, the parties reached a global settlement, which was subject to approval by the U.S. District Court in Montana and the Delaware Bankruptcy Court. On February 23, 2010, the Delaware Bankruptcy Court approved the settlement. On May 20, 2010, the U.S. District Court in Montana conducted a fairness hearing concerning the proposed settlement and approved the global settlement, but did not approve attorneys fees to the plaintiffs’ counsel. If the court approves the attorneys fees, it will enter a final judgment on the settlement, and, subject to any appeals of the final judgment, we will receive approximately $2.0 million from the Touch America bankruptcy estate and have no remaining exposure in the litigation.

Sierra Club

On June 10, 2008, Sierra Club filed a complaint in the U.S. District Court for the District of South Dakota (Northern Division) (South Dakota Federal District Court) against us and two other co-owners (the Defendants) of Big Stone Generating Station (Big Stone). The complaint alleged certain violations of the (i) Prevention of Significant Deterioration and (ii) New Source Performance Standards (NSPS) provisions of the Clean Air Act and certain violations of the South Dakota State Implementation Plan (South Dakota SIP). The action further alleged that the Defendants modified and operated Big Stone without obtaining the appropriate permits, without meeting certain emissions limits and NSPS requirements and without installing appropriate emission control technology, all allegedly in violation of the Clean Air Act and the South Dakota SIP. Sierra Club alleged that the Defendants’ actions have contributed to air pollution and visibility impairment and have increased the risk of adverse health effects and environmental damage. Sierra Club sought both declaratory and injunctive relief to bring the Defendants into compliance with the Clean Air Act and the South Dakota SIP and to require the Defendants to remedy the alleged violations. Sierra Club also sought unspecified civil penalties, including a beneficial mitigation project. We believe these claims are without merit and that Big Stone was and is being operated in compliance with the Clean Air Act and the South Dakota SIP.

The Defendants filed a Motion to Dismiss the Sierra Club complaint on August 12, 2008, based on certain of the claims being barred by statute of limitations and the remaining claims being an impermissible collateral attack on valid Clean Air Permits issued by the state of South Dakota. On March 31, 2009, the South Dakota Federal District Court entered a Memorandum Opinion and Order granting Defendants’ Motion to Dismiss the Sierra Club Complaint.  On July 30, 2009, Sierra Club appealed the South Dakota Federal District Court’s decision to dismiss the complaint to the Eighth Circuit Court of Appeals (Court of Appeals). The United States Department of Justice (USDOJ) filed an amicus brief in support of the Sierra Club’s position and the state of South Dakota served an amicus brief in support of our position. Appellate briefing has concluded, and the Court of Appeals held oral arguments on May 11, 2010. We cannot predict the outcome at this time.

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

SUMMARY

Significant achievements during the three months ended June 30, 2010 include:

•
Improvement in net income of approximately $5.6 million as compared with 2009, due primarily to income tax benefits and reduced operating , general and administrative expense, which offset an increase in property tax expense; and

•	Issuance of $161 million of Montana First Mortgage Bonds and $64 million of South Dakota First Mortgage Bonds at 5.01% to refinance our 5.875% $225 million first mortgage bonds.

RESULTS OF OPERATIONS

Our consolidated results include the results of our reportable business segments, which are primarily engaged in the electric and natural gas business. The overall consolidated discussion is followed by a detailed discussion of gross margin by segment.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended June 30, 2010 Compared with the Three Months Ended June 30, 2009

	Three Months Ended June 30,
	2010	2009	Change	% Change
	(in millions)
Operating Revenues
Electric	$184.8	$173.5	$11.3	6.5%
Natural Gas	58.9	61.3	(2.4)	(3.9)
Other	0.3	1.3	(1.0)	(76.9)
Eliminations	—	(0.4)	0.4	100.0
	$244.0	$235.7	$8.3	3.5%

	Three Months Ended June 30,
	2010	2009	Change	% Change
	(in millions)
Cost of Sales
Electric	$82.3	$71.7	$10.6	14.8%
Natural Gas	29.6	32.8	(3.2)	(9.8)
Other	—	2.3	(2.3)	(100.0)
	$111.9	$106.8	$5.1	4.8%

	Three Months Ended June 30,
	2010	2009	Change	% Change
	(in millions)
Gross Margin
Electric	$102.5	$101.8	$0.7	0.7%
Natural Gas	29.3	28.5	0.8	2.8
Other	0.3	(1.0)	1.3	130.0
Eliminations	—	(0.4)	0.4	100.0
	$132.1	$128.9	$3.2	2.5%

Consolidated gross margin was $132.1 million for the three months ended June 30, 2010, an increase of $3.2 million, or 2.5%, from gross margin in 2009.  Primary components of this change include the following:

Gross Margin
2010 vs. 2009
(in millions)
Montana property tax tracker	$3.5
Loss on capacity contract in 2009	1.2
Operating expenses recovered in supply trackers	0.9
Transmission capacity	0.6
Natural gas volumes	0.4
QF supply costs	(3.6)
Other	0.2
Increase in Consolidated Gross Margin	$3.2

This $3.2 million increase was primarily due to an increase in property taxes recoverable through a tracker as compared with 2009, a loss recorded in 2009 on a capacity contract, higher revenues for operating expenses recovered in supply trackers primarily related to customer efficiency programs, improved transmission capacity revenues, and higher natural gas volumes from colder spring weather. Partially offsetting this increase was higher QF related supply costs due to higher prices and volumes.

	Three Months Ended June 30,
	2010	2009	Change	% Change
	(in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$57.1	$60.9	$(3.8)	(6.2)%
Property and other taxes	25.0	18.2	6.8	37.4
Depreciation	23.0	22.3	0.7	3.1
	$105.1	$101.4	$3.7	3.6%

Consolidated operating, general and administrative expenses were $57.1 million for the three months ended June 30, 2010 as compared with $60.9 million for the three months ended June 30, 2009. Primary components of this change include the following:

Operating, General & Administrative Expenses
2010 vs. 2009
(Millions of Dollars)
Postretirement health care	$(1.5)
Pension	(1.3)
Jointly owned plant operations	(1.1)
Legal and professional fees	(0.9)
Bad debt expense	(0.5)
Insurance recoveries and settlements	1.8
Operating expenses recovered in supply trackers	0.9
Other	(1.2)
Decrease in Operating, General & Administrative Expenses	$(3.8)

The decrease in operating, general and administrative expenses of $3.8 million was primarily due to the following:

•
Lower postretirement health care costs due to a plan amendment during the fourth quarter of 2009.  We expect postretirement health care costs to total approximately $1.5 million for the full year 2010 as compared to approximately $5.7 million for the full year 2009;

•	Lower pension expense, however, based on current assumptions we expect the annual pension expense to be comparable with 2009 due to the regulatory treatment of our Montana pension plan;

•	Lower plant operations costs due to scheduled maintenance and an unplanned outage at Colstrip Unit 4 for a rotor repair in 2009;

•	Decreased legal and professional fees primarily related to outstanding litigation;

•	Lower bad debt expense based on lower average customer receivables;

•	Net decrease in insurance recoveries and settlements due to $4.4 million received in second quarter 2009 as compared with $2.6 million received in the second quarter 2010; and

•	Higher operating expenses recovered from customers through supply trackers primarily related to costs incurred for customer efficiency programs, which have no impact on operating income.

Property and other taxes were $25.0 million for the three months ended June 30, 2010 as compared with $18.2 million in the second quarter of 2009. This increase was primarily due to plant additions related to the Mill Creek Generating Station and higher assessed property valuations in Montana.

Depreciation expense was $23.0 million for the three months ended June 30, 2010 as compared with $22.3 million in the second quarter of 2009.  This increase was primarily due to plant additions.

Consolidated operating income for the three months ended June 30, 2010 was $27.0 million, as compared with $27.5 million in the second quarter of 2009. This decrease was primarily due to higher property and other taxes, which were partly offset by the increase in gross margin and decrease in operating, general and administrative expenses discussed above.

Consolidated interest expense for the three months ended June 30, 2010 was $16.1 million, a decrease of $1.9 million, or 10.6%, from 2009. This decrease was primarily due to $1.0 million capitalized for the debt portion of allowance for funds used during construction (AFUDC), primarily related to the Mill Creek Generating Station. We expect to capitalize approximately $2.5 million of AFUDC related to the Mill Creek Generating Station through the remainder of the year.

Consolidated other income for the three months ended June 30, 2010 was $1.9 million, as compared with $0.2 million in the second quarter of 2009. This includes approximately $1.6 million capitalized for the equity portion of AFUDC, primarily related to the Mill Creek Generating Station. We expect to capitalize approximately $4.0 million of AFUDC related to the Mill Creek Generating Station through the remainder of the year.

Consolidated income tax expense for the three months ended June 30, 2010 was $1.1 million as compared with $3.6 million for the second quarter of 2009. The effective tax rate in 2010 was 8.7% as compared with 36.9% for the same period of 2009. The reduction in the effective income tax rate versus the statutory rate in 2010 is primarily due to:
•	the release of $2.2 million in valuation allowance against certain state net operating loss (NOL) carryforwards, and
•	a tax benefit of $1.2 million recognized for repair costs, due to flow-through regulatory treatment.

Realization of our deferred tax assets is dependent upon, among other things, our ability to generate taxable income in the future. As of December 31, 2009, we had a valuation allowance of approximately $6.4 million against certain state NOL carryforwards based on our best estimate of what would be realized. If unused, a substantial portion of our state NOL carryforwards will expire at the end of 2010. Based on our current projections, we estimate we will generate enough taxable income to release an additional $2.1 million of our valuation allowance through the remainder of 2010.

We received approval of a tax accounting method change for repair costs during September 2009. Our effective tax rate for the year ended December 31, 2009 of 17.2% reflected the impact of the tax accounting method change for repairs for both 2009 and 2008, which impacts the comparability of the income tax benefit for 2010 as compared with 2009. In addition, as we did not receive approval of the tax accounting method change until the third quarter of 2009, quarterly income tax expense during 2010 will not be comparable with 2009.

While we reflect an income tax provision in our financial statements, we expect our cash payments for income taxes will be minimal through at least 2014, based on our projected taxable income and anticipated use of consolidated NOL carryforwards.

Consolidated net income for the three months ended June 30, 2010 was $11.7 million as compared with $6.1 million for the second quarter of 2009. This increase was primarily due to lower interest and income tax expense and higher other income, offset in part by lower operating income as discussed above.

Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009

	Six Months Ended June 30,
	2010	2009	Change	% Change
	(in millions)
Operating Revenues
Electric	$388.7	$381.5	$7.2	1.9%
Natural Gas	188.9	220.1	(31.2)	(14.2)
Other	0.7	5.9	(5.2)	(88.1)
Eliminations	—	(0.9)	0.9	100.0
	$578.3	$606.6	$(28.3)	(4.7)%

	Six Months Ended June 30,
	2010	2009	Change	% Change
	(in millions)
Cost of Sales
Electric	$173.4	$166.4	$7.0	4.2%
Natural Gas	111.4	141.7	(30.3)	(21.4)
Other	—	6.7	(6.7)	(100.0)
	$284.8	$314.8	$(30.0)	(9.5)%

	Six Months Ended June 30,
	2010	2009	Change	% Change
	(in millions)
Gross Margin
Electric	$215.3	$215.1	$0.2	0.1%
Natural Gas	77.5	78.4	(0.9)	(1.1)
Other	0.7	(0.8)	1.5	187.5
Eliminations	—	(0.9)	0.9	100.0
	$293.5	$291.8	$1.7	0.6%

Consolidated gross margin was $293.5 million for the six months ended June 30, 2010, an increase of $1.7 million, or 0.6%, from gross margin in 2009.  Primary components of this change include the following:

Gross Margin
2010 vs. 2009
(in millions)
Montana property tax tracker	$4.4
Loss on capacity contract in 2009	1.2
Operating expenses recovered in supply trackers	1.2
Reclamation settlement	1.0
QF supply costs	(3.6)
Electric and natural gas volumes	(2.7)
Wholesale electric	(0.6)
Other	0.8
Increase in Consolidated Gross Margin	$1.7

This $1.7 million increase was primarily due to an increase in property taxes recoverable through a tracker as compared with 2009.  Also contributing to the increase was a loss recorded in 2009 on a capacity contract, higher revenues for operating expenses recovered in supply trackers, primarily related to customer efficiency programs, decreased cost of sales due to a settlement to recover previously incurred reclamation costs associated with the coal supply at Colstrip, and the recognition of revenues associated with a natural gas contract with minimum usage requirements that were not met. Partially offsetting this increase was higher QF related supply costs due to higher prices and volumes, lower electric and natural gas volumes due to unfavorable weather and lower average wholesale prices.

	Six Months Ended June 30,
	2010	2009	Change	% Change
	(in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$115.4	$126.3	$(10.9)	(8.6)%
Property and other taxes	48.0	42.5	5.5	12.9
Depreciation	45.9	45.0	0.9	2.0
	$209.3	$213.8	$(4.5)	(2.1)%

Consolidated operating, general and administrative expenses were $115.4 million for the six months ended June 30, 2010 as compared with $126.3 million for the six months ended June 30, 2009. Primary components of this change include the following:

Operating, General & Administrative Expenses
2010 vs. 2009
(Millions of Dollars)
Insurance reserves	$(2.9)
Compensation	(2.3)
Postretirement health care	(2.0)
Pension	(1.9)
Jointly owned plant operations	(0.9)
Bad debt expense	(0.8)
Legal and professional fees	(0.4)
Insurance recoveries and settlements	2.1
Operating expenses recovered in supply trackers	1.2
Other	(3.0)
Decrease in Operating, General & Administrative Expenses	$(10.9)

The decrease in operating, general and administrative expenses of $10.9 million was primarily due to the following:

•	Lower insurance reserves due to claims incurred in the prior year and a favorable arbitration decision in the first quarter of 2010;

•
Decreased compensation costs primarily from a combination of lower headcount, more time spent by employees on capital projects rather than maintenance projects (which are expensed), and lower severance costs;

•	Lower postretirement health care costs due to a plan amendment during the fourth quarter of 2009;

•	Lower pension expense, however, based on current assumptions we expect the annual pension expense to be comparable with 2009 due to the regulatory treatment of our Montana pension plan;

•	Lower plant operations costs due to scheduled maintenance and an unplanned outage at Colstrip Unit 4 for a rotor repair in 2009;

•	Lower bad debt expense based on lower average customer receivables;

•	Decreased legal and professional fees primarily related to outstanding litigation;

•	Net decrease in insurance recoveries and settlements due to $4.7 million received during the first six months of 2009 as compared with $2.6 million received during the first six months of 2010; and

•	Higher operating expenses recovered from customers through supply trackers primarily related to costs incurred for customer efficiency programs, which have no impact on operating income.

Property and other taxes were $48.0 million for the six months ended June 30, 2010 as compared with $42.5 million in the same period of 2009. This increase was primarily due to plant additions related to the Mill Creek Generating Station and higher assessed property valuations in Montana.

Depreciation expense was $45.9 million for the six months ended June 30, 2010 as compared with $45.0 million in the same period of 2009. This increase was primarily due to plant additions.

Consolidated operating income for the six months ended June 30, 2010 was $84.2 million, as compared with $77.9 million in the same period of 2009. The increase was primarily due to the $4.5 million decrease in operating expenses and the $1.7 million increase in gross margin discussed above.

Consolidated interest expense remained flat for the six months ended June 30, 2010 compared with the same period in 2009, with an increase in expense due primarily to increased debt outstanding offset by $1.8 million capitalized for the debt portion of AFUDC, primarily related to the Mill Creek Generating Station.

Consolidated other income for the six months ended June 30, 2010 was $2.6 million, as compared with $0.8 million in the same period of 2009. This includes an increase of approximately $2.3 million capitalized for the equity portion of AFUDC, primarily related to the Mill Creek Generating Station.

Consolidated income tax expense for the six months ended June 30, 2010 was $13.3 million as compared with $16.7 million in the same period of 2009. The effective tax rate in 2010 was 24.8% as compared with 36.6% for the same period of 2009, and we expect our effective tax rate for 2010 to be approximately 25%. The reduction in effective tax rate versus the statutory rate in 2010 is primarily due to the release of valuation allowance discussed above, and a tax benefit of $4.6 million recognized for repair costs.

Consolidated net income for the six months ended June 30, 2010 was $40.4 million as compared with $28.9 million in the same period of 2009. The increase was primarily due to higher operating income, higher other income, and lower income tax expense as discussed above.

ELECTRIC SEGMENT

Three Months Ended June 30, 2010 Compared with the Three Months Ended June 30, 2009

	Results
	2010	2009	Change	% Change
	(in millions)
Retail revenue	$149.7	$151.1	$(1.4)	(0.9)%
Transmission	11.0	10.3	0.7	6.8
Wholesale	11.9	10.6	1.3	12.3
Regulatory amortization and other	12.2	1.5	10.7	713.3
Total Revenues	184.8	173.5	11.3	6.5
Total Cost of Sales	82.3	71.7	10.6	14.8
Gross Margin	$102.5	$101.8	$0.7	0.7%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2010	2009	2010	2009	2010	2009
	(in thousands)
Retail Electric
Montana	$47,213	$47,366	496	488	270,369	268,627
South Dakota	9,489	9,496	110	108	48,419	48,181
Residential	56,702	56,862	606	596	318,788	316,808
Montana	63,640	64,402	741	749	60,777	60,316
South Dakota	14,938	14,748	213	202	11,848	11,701
Commercial	78,578	79,150	954	951	72,625	72,017
Industrial	8,129	8,267	684	702	71	72
Other	6,335	6,840	41	49	5,805	5,843
Total Retail Electric	$149,744	$151,119	2,285	2,298	397,289	394,740
Wholesale Electric
Montana	$10,231	$9,068	188	96	N/A	N/A
South Dakota	1,678	1,485	90	58	N/A	N/A
Total Wholesale Electric	$11,909	$10,553	278	154	N/A	N/A

	2010 as compared to:
Cooling Degree Days	2009	Historic Average
Montana	20% colder	41% colder
South Dakota	70% warmer	4% warmer

The following summarizes the components of the changes in electric margin for the three months ended June 30, 2010 and 2009:

Gross Margin
2010 vs. 2009
(Millions of Dollars)
Montana property tax tracker	$3.4
Transmission capacity	0.7
Operating expenses recovered in supply tracker	0.5
QF supply costs	(3.6)
Other	(0.1)
Increase in Gross Margin	$0.7

The increase in margin is due largely to an increase in property taxes recoverable in a tracker as compared to the same period in 2009. Also contributing to the increase was higher demand to transmit energy for others across our lines, and higher revenues for operating expenses recovered from customers through the supply trackers, primarily related to customer efficiency programs. Partially offsetting this increase was higher QF related supply costs due to higher prices and volumes. The increase in regulatory amortization is due to deferred costs primarily related to electric supply and property taxes that have been approved for recovery in our revenues but not yet billed to customers.

Retail residential and commercial volumes increased from customer growth, which was offset by a decline in commercial and industrial volumes in Montana due primarily to the weaker economy. Wholesale volumes increased due to higher plant availability. In addition, while cooling degree days may fluctuate significantly during the second quarter, our customer usage is not highly sensitive to these changes between heating and cooling seasons.

Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009

	Results
	2010	2009	Change	% Change
	(in millions)
Retail revenue	$320.2	$331.6	$(11.4)	(3.4)%
Transmission	22.5	22.3	0.2	0.9
Wholesale	23.0	21.7	1.3	6.0
Regulatory amortization and other	23.0	5.9	17.1	289.8
Total Revenues	388.7	381.5	7.2	1.9
Total Cost of Sales	173.4	166.4	7.0	4.2
Gross Margin	$215.3	$215.1	$0.2	0.1%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2010	2009	2010	2009	2010	2009
	(in thousands)
Retail Electric
Montana	$110,809	$113,460	1,176	1,166	270,648	268,815
South Dakota	22,334	23,042	286	280	48,421	48,188
Residential	133,143	136,502	1,462	1,446	319,069	317,003
Montana	129,858	133,294	1,529	1,545	60,788	60,260
South Dakota	30,746	31,421	451	430	11,735	11,588
Commercial	160,604	164,715	1,980	1,975	72,523	71,848
Industrial	15,896	19,213	1,360	1,467	71	72
Other	10,540	11,151	65	73	5,212	5,242
Total Retail Electric	$320,183	$331,581	4,867	4,961	396,875	394,165
Wholesale Electric
Montana	$20,165	$18,890	392	299	N/A	N/A
South Dakota	2,755	2,793	129	98,	N/A	N/A
Total Wholesale Electric	$22,920	$21,683	521	397	N/A	N/A

	2010 as compared to:
Cooling Degree Days	2009	Historic Average
Montana	20% colder	41% colder
South Dakota	70% warmer	4% warmer

There are no cooling degree-days in the first three months of the year in our service territories; therefore, cooling degree-days are the same for the three and six months ended June 30, 2010.

The improvement in margin and the change in volumes are primarily due to the same reasons discussed above for the three months ended June 30, 2010 and are summarized for the six months ended June 30, 2010 as compared with 2009 as follows:

Gross Margin
2010 vs. 2009
(Millions of Dollars)
Montana property tax tracker	$4.5
Operating expenses recovered in supply tracker	1.2
Reclamation settlement	1.0
QF supply costs	(3.6)
Retail volumes	(1.7)
South Dakota wholesale	(0.6)
Other	(0.6)
Increase in Gross Margin	$0.2

Retail volumes were impacted by decreases in industrial demand relating to the weak economic climate. Wholesale volumes increased due to higher plant availability.

NATURAL GAS SEGMENT

Three Months Ended June 30, 2010 Compared with the Three Months Ended June 30, 2009

	Results
	2010	2009	Change	% Change
	(in millions)
Retail revenue	$45.6	$50.4	$(4.8)	(9.5)%
Wholesale and other	13.3	10.9	2.4	22.0
Total Revenues	58.9	61.3	(2.4)	(3.9)
Total Cost of Sales	29.6	32.8	(3.2)	(9.8)
Gross Margin	$29.3	$28.5	$0.8	2.8%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2010	2009	2010	2009	2010	2009
	(in thousands)
Retail Gas
Montana	$19,841	$21,150	2,303	2,133	157,867	157,045
South Dakota	4,513	5,744	454	550	37,081	36,571
Nebraska	4,279	5,016	439	502	36,375	36,259
Residential	28,633	31,910	3,196	3,185	231,323	229,875
Montana	9,656	10,143	1,124	1,049	22,077	22,009
South Dakota	3,649	4,331	507	574	5,867	5,796
Nebraska	3,236	3,649	509	565	4,531	4,496
Commercial	16,541	18,123	2,140	2,188	32,475	32,301
Industrial	253	212	30	22	288	295
Other	173	193	23	22	146	142
Total Retail Gas	$45,600	$50,438	5,389	5,417	264,232	262,613

2010 as compared with:
Heating Degree-Days	2009	Historic Average
Montana	11% colder	5% colder
South Dakota	23% warmer	20% warmer
Nebraska	10% warmer	10% warmer

The following summarizes the components of the changes in natural gas margin for the three months ended June 30, 2010 and 2009:

Gross Margin
2010 vs. 2009
(Millions of Dollars)
Colder weather in Montana	$0.5
Operating expenses recovered in supply tracker	0.4
Other	(0.1)
Increase in Gross Margin	$0.8

This increase in margin is primarily due to colder spring weather impacting our residential volumes in Montana. Also contributing to the increase was higher operating expenses recovered from customers through the supply tracker related to customer efficiency programs. In addition, average natural gas supply prices decreased resulting in lower retail revenues and cost of sales in 2010 as compared with 2009, with no impact to gross margin.

Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009

	Results
	2010	2009	Change	% Change
	(in millions)
Retail revenue	$164.0	$194.9	$(30.9)	(15.9)%
Wholesale and other	24.9	25.2	(0.3)	(1.2)
Total Revenues	188.9	220.1	(31.2)	(14.2)
Total Cost of Sales	111.4	141.7	(30.3)	(21.4)
Gross Margin	$77.5	$78.4	$(0.9)	(1.1)%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2010	2009	2010	2009	2010	2009
	(in thousands)
Retail Gas
Montana	$64,460	$76,674	7,256	7,516	158,080	157,220
South Dakota	19,064	24,433	2,021	2,127	37,328	36,838
Nebraska	17,112	20,459	1,888	1,817	36,625	36,536
Residential	100,636	121,566	11,165	11,460	232,033	230,594
Montana	32,069	38,413	3,607	3,785	22,083	22,027
South Dakota	16,917	18,627	2,239	2,070	5,915	5,841
Nebraska	12,742	14,592	1,864	1,796	4,568	4,539
Commercial	61,728	71,632	7,710	7,651	32,566	32,407
Industrial	1,079	1,015	125	102	290	297
Other	564	669	74	74	146	142
Total Retail Gas	$164,007	$194,882	19,074	19,287	265,035	263,440

2010 as compared with:
Heating Degree-Days	2009	Historic Average
Montana	Remained flat	3% warmer
South Dakota	4% warmer	1% colder
Nebraska	5% colder	3% colder

Average natural gas supply prices decreased resulting in lower retail revenues and cost of sales in 2010 as compared with 2009, with no impact to gross margin. The following summarizes the components of the changes in natural gas margin for the six months ended June 30, 2010 and 2009:

Gross Margin
2010 vs. 2009
(Millions of Dollars)
Warmer winter weather	$(1.0)
Other	0.1
Decrease in Gross Margin	$(0.9)

The decline in margin and volumes is primarily due to warmer winter weather in Montana during the first quarter of 2010 offset in part by colder spring weather in Montana during the second quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

We utilize our revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. As of June 30, 2010, our total net liquidity was approximately $169.6 million, including $6.1 million of cash and $163.5 million of revolving credit facility availability. Revolver availability was $171.5 million as of July 23, 2010.

Factors Impacting our Liquidity

Financing Activities - On May 27, 2010 we issued $161 million aggregate principal amount of Montana First Mortgage Bonds at a fixed interest rate of 5.01% maturing May 1, 2025. We also issued $64 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 5.01% maturing May 1, 2025. We used the proceeds to redeem our 5.875%, $225 million Senior Secured Notes due 2014.

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

As of June 30, 2010, we are over collected on our current Montana natural gas and electric trackers by approximately $1.3 million, as compared with an under collection of $19.8 million as of December 31, 2009, and an over collection of $21.3 million as of June 30, 2009.

Growth Capital Expenditures – In July 2009, we began construction of the Mill Creek Generating Station, a 150 MW natural gas fired facility, estimated to cost $202 million. During the six months ended June 30, 2010, we capitalized approximately $57.8 million in construction work in process related to this project. We expect to spend an additional $25 million on this project during the remainder of 2010.

Credit Ratings

Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard and Poor’s Rating Group (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of July 23, 2010, our current ratings with these agencies are as follows:

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

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Six Months Ended June 30,
	2010	2009
Operating Activities
Net income	$40.4	$28.9
Non-cash adjustments to net income	65.9	64.6
Changes in working capital	27.5	27.0
Other	(1.4)	(35.0)
	132.4	85.5

Investing Activities
Property, plant and equipment additions	(116.2)	(46.9)
Sale of assets	—	0.3
	(116.2)	(46.6)

Financing Activities
Net borrowing of debt	16.7	6.8
Dividends on common stock	(24.5)	(24.1)
Other	(6.6)	(9.9)
	(14.4)	(27.2)

Net Increase in Cash and Cash Equivalents	$1.8	$11.7
Cash and Cash Equivalents, beginning of period	$4.3	$11.3
Cash and Cash Equivalents, end of period	$6.1	$23.0

Cash Provided by Operating Activities

As of June 30, 2010, cash and cash equivalents were $6.1 million as compared with $4.3 million at December 31, 2009 and $23.0 million at June 30, 2009. Cash provided by operating activities totaled $132.4 million for the six months ended June 30, 2010 as compared with $85.5 million during the six months ended June 30, 2009. This increase in operating cash flows is primarily related to a decrease in contributions to our qualified pension plans of $53.2 million as compared with the same period in 2009.

Cash Used in Investing Activities

Cash used in investing activities increased by approximately $69.6 million as compared with the six months ended June 30, 2009 due primarily to increased property, plant and equipment additions related to the Mill Creek Generating Station project as discussed above.

Cash Used in Financing Activities

Cash used in financing activities totaled approximately $14.4 million during the six months ended June 30, 2010 as compared with $27.2 million during 2009. During the six months ended June 30, 2010 we received proceeds from the issuance of debt of $225.0 million, made debt repayments of $208.4 million, paid deferred financing costs of $6.6 million and paid dividends on common stock of $24.5 million. During the six months ended June 30, 2009 we received net proceeds from the issuance of debt of $249.8 million, made net debt repayments of $243.0 million, paid deferred financing costs of $9.9 million and paid dividends on common stock of $24.1 million.

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

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of June 30, 2010. See our Annual Report on Form 10-K for the year ended December 31, 2009 for additional discussion.

	Total	2010	2011	2012	2013	2014	Thereafter
	(in thousands)
Long-term Debt	$1,004,059	$2,733	$6,578	$89,792	$—	$—	$904,956
Capital Leases	36,189	619	1,282	1,370	1,468	1,582	29,868
Future minimum operating lease payments	3,728	762	1,254	888	262	230	332
Estimated Pension and Other Postretirement Obligations (1)	39,109	1,909	13,800	13,800	4,800	4,800	N/A
Qualifying Facilities (2)	1,366,296	32,290	65,323	67,111	69,816	72,354	1,059,402
Supply and Capacity Contracts (3)	1,569,021	182,835	243,281	186,878	162,763	119,869	673,395
Other Purchase Obligations (4)	22,714	22,714	—	—	—	—	—
Contractual interest payments on debt (5)	603,441	27,099	53,917	52,093	50,566	50,566	369,200
Total Commitments (6)	$4,644,557	$270,961	$385,435	$411,932	$289,675	$249,401	$3,037,153

(1)           We have only estimated cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. These estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.
(2)           The QFs require us to purchase minimum amounts of energy at prices ranging from $65 to $167 per MWH through 2029. Our estimated gross contractual obligation related to the QFs is approximately $1.4 billion. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $1.0 billion.
(3)           We have entered into various purchase commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 19 years.
(4)           This represents contractual purchase obligations related to Mill Creek Generating Station construction project.
(5)           Contractual interest payments include our revolving credit facility, which has a variable interest rate. We have assumed an average interest rate of 2.75% on an estimated revolving line of credit balance of $86.0 million through maturity in June 2012.
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

As of June 30, 2010, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the London Interbank Offered Rate (LIBOR) plus a credit spread, ranging from 2.25% to 4.0% over LIBOR. As of June 30, 2010, the applicable spread was 2.75%, resulting in a borrowing rate of 3.10%. Based upon amounts outstanding as of June 30, 2010, a 1% increase in the LIBOR would increase our annual interest expense by approximately $0.9 million.

Commodity Price Risk

Commodity price risk is a significant risk due to our lack of ownership of natural gas reserves and our reliance on market purchases to fulfill a large portion of our electric supply requirements within the Montana market. We also participate in the wholesale electric market to balance our supply of power from our own generating resources, primarily in South Dakota. Several factors influence price levels and volatility. These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, fuel availability, market liquidity, and the nature and extent of current and potential federal and state regulations.

As part of our overall strategy for fulfilling our electric and natural gas supply requirements, we employ the use of market purchases, including forward purchase and sales contracts. These types of contracts are included in our supply portfolios and are used to manage price volatility risk by taking advantage of seasonal fluctuations in market prices. While we may incur gains or losses on individual contracts, the overall portfolio approach is intended to provide price stability for consumers. As a regulated utility, our exposure to market risk caused by changes in commodity prices is substantially mitigated because these commodity costs are included in our cost tracking mechanisms and are recoverable from customers subject to prudence reviews by applicable state regulatory commissions.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

See Note 13, Commitments and Contingencies, to the Financial Statements for information about legal proceedings.

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

We are subject to regulation by federal and state governmental entities, including the FERC, MPSC, SDPUC and Nebraska Public Service Commission. Regulations can affect allowed rates of return, recovery of costs and operating requirements. For example, in our 2008 proceeding related to Colstrip, the MPSC approved a 10% return on equity and 6.5% cost of debt for the expected 34-year life of the plant. In addition, existing regulations may be revised or reinterpreted, new laws, regulations, and interpretations thereof may be adopted or become applicable to us and future changes in laws and regulations may have a detrimental effect on our business.

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

We are also subject to the jurisdiction of FERC with regard to electric system reliability standards. We must comply with the standards and requirements established, which apply to the NERC functions for which we have registered in both the Midwest Reliability Organization for our South Dakota operations and the Western Electricity Coordination Counsel for our Montana operations. To the extent we are deemed to not be compliant with these standards, we could be subject to fines or penalties.

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

There is a growing concern nationally and internationally about global climate change and the contribution of emissions of greenhouse gases including, most significantly, carbon dioxide. This concern has led to increased interest in legislation at the federal level, actions at the state level, as well as litigation relating to greenhouse emissions, including a U.S. Supreme Court decision holding that the EPA relied on improper factors in deciding not to regulate carbon dioxide emissions from motor vehicles under the Clean Air Act and a federal court of appeal has reinstated nuisance claims against emitters of carbon dioxide, including several utility companies, alleging that such emissions contribute to global warming. Increased pressure for carbon dioxide emissions reduction also is coming from investor organizations. If legislation or regulations are passed at the federal or state levels imposing mandatory reductions of carbon dioxide and other greenhouse gases on generation facilities, the cost to us of such reductions could be significant.

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

Should our efforts be unsuccessful, we could be subject to additional costs, termination payments under committed contracts, and/or the write-off of investments in these projects. As of June 30, 2010, we have capitalized approximately $147.2 million in construction work in process associated with the Mill Creek Generating Station and $14.1 million in preliminary survey and investigative costs associated with transmission projects.

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

Weather and weather patterns, including normal seasonal and quarterly fluctuations of weather, as well as extreme weather events that might be associated with climate change, could adversely affect our results of operations and liquidity.

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

There is also a concern that the physical risks of climate change could include changes in weather conditions, such as an increase in changes in precipitation and extreme weather events. Climate change and the costs that may be associated with its impacts have the potential to affect our business in many ways, including increasing the cost incurred in providing electricity and natural gas, impacting the demand for and consumption of electricity and natural gas (due to change in both costs and weather patterns), and affecting the economic health of the regions in which we operate. Extreme weather conditions creating high energy demand on our own and/or other systems may raise market prices as we buy short-term energy to serve our own system. Severe weather impacts our service territories, primarily through thunderstorms, tornadoes and snow or ice storms. To the extent the frequency of extreme weather events increase, this could increase our cost of providing service. Changes in precipitation resulting in droughts or water shortages could adversely affect our ability to provide electricity to customers, as well as increase the price they pay for energy. In addition, extreme weather may exacerbate the risks to physical infrastructure. We may not recover all costs related to mitigating these physical and financial risks.

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

ITEM 6.                      EXHIBITS

(a)     Exhibits

Exhibit 4.1—Twenty-ninth Supplemental Indenture, dated as of May 1, 2010, among NorthWestern Corporation and The Bank of New York Mellon and Ming Ryan, as trustees.

Exhibit 4.2—Ninth Supplemental Indenture, dated as of May 1, 2010, by and between NorthWestern Corporation and The Bank of New York Mellon, as trustee under the General Mortgage Indenture and Deed of Trust dated as of August 1, 1993.

Exhibit 10.1—Purchase Agreement, dated April 26, 2010, among NorthWestern Corporation and the purchasers named therein to the issuance of $161,000,000 aggregate principal amount of 5.01% First Mortgage Bonds due 2025 (incorporated by reference to Exhibit 10.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated April 26, 2010, Commission File No. 1-10499).

Exhibit 10.2—Purchase Agreement, dated April 26, 2010, among NorthWestern Corporation and the purchasers relating to the issuance of $64,000,000 aggregate principal amount of 5.01% First Mortgage Bonds due 2025 (incorporated by reference to Exhibit 10.2 of NorthWestern Corporation’s Current Report on form 8-K, dated April 26, 2010, Commission File No. 1-10499).

Exhibit 10.3—NorthWestern Corporation 2005 Deferred Compensation Plan for Non-Employee Directors, as amended April 21, 2010.

Exhibit 10.4—NorthWestern Corporation 2009 Officers Deferred Compensation Plan, as amended April 21, 2010.

Exhibit 10.5—Offer letter by and between NorthWestern Corporation and Heather H. Grahame, executed May 12, 2010.

Exhibit 31.1—Certification of chief executive officer.

Exhibit 31.2—Certification of chief financial officer.

Exhibit 32.1—Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2—Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS—XBRL Instance Document

Exhibit 101.SCH—XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL—XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF—XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB—XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE—XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northwestern Corporation
Date: July 29, 2010	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*4.1	Twenty-ninth Supplemental Indenture, dated as of May 1, 2010, among NorthWestern Corporation and The Bank of New York Mellon and Ming Ryan, as trustees.
*4.2
Ninth Supplemental Indenture, dated as of May 1, 2010, by and between NorthWestern Corporation and The Bank of New York Mellon, as trustee under the General Mortgage Indenture and Deed of Trust dated as of August 1, 1993.

10.1
Purchase Agreement, dated April 26, 2010, among NorthWestern Corporation and the purchasers named therein to the issuance of $161,000,000 aggregate principal amount of 5.01% First Mortgage Bonds due 2025 (incorporated by reference to Exhibit 10.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated April 26, 2010, Commission File No. 1-10499).

10.2
Purchase Agreement, dated April 26, 2010, among NorthWestern Corporation and the purchasers relating to the issuance of $64,000,000 aggregate principal amount of 5.01% First Mortgage Bonds due 2025 (incorporated by reference to Exhibit 10.2 of NorthWestern Corporation’s Current Report on form 8-K, dated April 26, 2010, Commission File No. 1-10499).

*10.3	NorthWestern Corporation 2005 Deferred Compensation Plan for Non-Employee Directors, as amended April 21, 2010.
*10.4	Corporation 2009 Officers Deferred Compensation Plan, as amended April 21, 2010.
*10.5	Offer letter by and between NorthWestern Corporation and Heather H. Grahame, executed May 12, 2010.
*31.1	Certification of chief executive officer.
*31.2	Certification of chief financial officer.
*32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith