Form 10-Q
period 2010-10-27
NORTHWESTERN CORP
filed 2010-10-28
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
[Missing Graphic Reference]
FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Common Stock, Par Value $0.01
36,205,295 shares outstanding at October 22, 2010

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$6,561	$4,344
Restricted cash	11,367	13,608
Accounts receivable, net	98,642	143,759
Inventories	64,696	47,305
Regulatory assets	61,466	40,509
Deferred income taxes	2,996	1,239
Prepaid and other	8,050	14,063
Total current assets	253,778	264,827
Property, Plant, and Equipment, Net	2,075,215	1,964,121
Goodwill	355,128	355,128
Regulatory assets	179,517	182,382
Other noncurrent assets	35,736	28,674
Total assets	$2,899,374	$2,795,132
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$1,261	$1,197
Current maturities of long-term debt	6,578	6,123
Accounts payable	53,662	92,923
Accrued expenses	220,745	165,127
Regulatory liabilities	17,071	29,622
Total current liabilities	299,317	294,992
Long-term capital leases	34,619	35,570
Long-term debt	1,017,764	981,296
Deferred income taxes	194,158	161,188
Noncurrent regulatory liabilities	247,724	238,332
Other noncurrent liabilities	295,757	296,730
Total liabilities	2,089,339	2,008,108
Commitments and Contingencies (Note 13)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 39,771,694 and 36,204,715, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	398	395
Treasury stock at cost	(90,360)	(90,228)
Paid-in capital	813,464	807,527
Retained earnings	77,665	59,605
Accumulated other comprehensive income	8,868	9,725
Total shareholders' equity	810,035	787,024
Total liabilities and shareholders' equity	$2,899,374	$2,795,132

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Electric	$203,585	$198,416	$592,262	$579,277
Gas	36,963	34,179	225,882	253,976
Other	270	291	906	6,249
Total Revenues	240,818	232,886	819,050	839,502
Operating Expenses
Cost of sales	105,922	105,183	390,685	420,033
Operating, general and administrative	58,437	57,893	173,871	184,210
Property and other taxes	20,535	20,866	68,487	63,401
Depreciation	22,825	21,977	68,697	66,959
Total Operating Expenses	207,719	205,919	701,740	734,603
Operating Income	33,099	26,967	117,310	104,899
Interest Expense, net	(16,306)	(17,267)	(49,413)	(50,403)
Other Income	2,315	403	4,921	1,192
Income Before Income Taxes	19,108	10,103	72,818	55,688
Income Tax (Expense) Benefit	(4,729)	8,797	(18,030)	(7,877)
Net Income	$14,379	$18,900	$54,788	$47,811
Average Common Shares Outstanding	36,196	35,968	36,181	35,947
Basic Earnings per Average Common Share	$0.40	$0.53	$1.51	$1.33
Diluted Earnings per Average Common Share	$0.40	$0.52	$1.51	$1.32
Dividends Declared per Average Common Share	$0.340	$0.335	$1.02	$1.01

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net Income	$54,788	$47,811
Items not affecting cash:
Depreciation	68,697	66,959
Amortization of debt issue costs, discount and deferred hedge gain	1,428	1,640
Amortization of restricted stock	1,264	1,631
Equity portion of allowance for funds used during construction	(4,597)	(828)
Loss (gain) on sale of assets	716	(306)
Deferred income taxes	31,213	26,320
Changes in current assets and liabilities:
Restricted cash	2,241	1,185
Accounts receivable	45,117	65,214
Inventories	(17,391)	8,470
Other current assets	6,021	(950)
Accounts payable	(31,371)	(34,478)
Accrued expenses	41,108	12,424
Regulatory assets	(8,247)	(537)
Regulatory liabilities	(12,551)	(12,172)
Other noncurrent assets	10,923	3,000
Other noncurrent liabilities	(1,049)	(56,072)
Cash provided by operating activities	188,310	129,311
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(178,147)	(115,855)
Proceeds from sale of assets	69	326
Cash used in investing activities	(178,078)	(115,529)
FINANCING ACTIVITIES:
Treasury stock activity	(127)	(563)
Dividends on common stock	(36,728)	(36,134)
Issuance of long-term debt	225,000	249,833
Repayment of long-term debt	(231,141)	(137,780)
Line of credit borrowings	554,000	275,000
Line of credit repayments	(511,000)	(359,000)
Financing costs	(8,019)	(10,387)
Cash used in financing activities	(8,015)	(19,031)
Increase (decrease) in Cash and Cash Equivalents	2,217	(5,249)
Cash and Cash Equivalents, beginning of period	4,344	11,292
Cash and Cash Equivalents, end of period	$6,561	$6,043
Supplemental Cash Flow Information:
Cash paid during the period for:
Income Taxes	1,000	2
Interest	31,637	29,506
Significant non-cash transactions:
Capital expenditures included in accounts payable	4,416	3,065

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to September 30, 2010, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

(2) New Accounting Standards

Accounting Standards Issued

There have been no new recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2010, that are of significance, or potential significance, to us.

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

We are required to consolidate VIEs if we are the primary beneficiary, which means we have a controlling financial interest. Certain long-term power purchase and tolling contracts may be considered variable interests. We have various long-term power purchase contracts with other utilities and certain qualifying facility (QF) plants. We have evaluated our inventory of long-term power purchase and tolling contracts under this guidance. We identified one QF contract that may constitute a VIE. The power purchase agreement was entered into in 1984 with a 35 megawatt coal-fired QF to purchase substantially all of the plant’s output over a substantial portion of its estimated useful life. We absorb a portion of the plant’s variability through the energy payment portion of the contract price. After making exhaustive efforts, we were unable to obtain the information from the plant necessary to determine whether it is a VIE or whether we are the primary beneficiary. The contract with the plant contains no provision which legally obligates the release of this information to us. We have continued to account for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $448.7 million through 2025.

(3) Income Taxes

Our effective tax rate was 24.7% for the three months ended September 30, 2010. The effective tax rate is significantly lower than the statutory rate primarily due to a tax benefit of approximately $2.3 million recognized for repair costs based on flow-through regulatory treatment. During September 2009, we received approval of a tax accounting method change for repair costs and recognized approximately $12.4 million of income tax benefit related to repair cost deductions. As we did not receive approval of the tax accounting method change until the third quarter of 2009, we recognized the entire benefit in the third quarter of 2009, and, therefore quarterly income tax expense during 2010 is not comparable with 2009. In addition, our effective tax rate for the third quarter of 2009 reflected the impact of the tax accounting method change for repairs for both 2009 and 2008.

In September 2010, the Small Business Jobs Act of 2010 was signed into law extending bonus depreciation for 2010. We are evaluating the impact of this extension on our estimated taxable income and tax planning strategies for 2010, which may impact the realization of a portion of our state net operating loss (NOL) carryforwards that will expire at the end of 2010.

Uncertain Tax Positions

We have unrecognized tax benefits of approximately $124.3 million as of September 30, 2010, including approximately $85.7 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitations within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the nine months ended September 30, 2010, we have not recognized expense for interest or penalties, and do not have any amounts accrued at September 30, 2010 and December 31, 2009, respectively, for the payment of interest and penalties.

Our federal tax returns from 2000 forward remain subject to examination by the Internal Revenue Service.

(4) Goodwill

There were no changes in our goodwill during the nine months ended September 30, 2010. Goodwill by segment is as follows for both September 30, 2010 and December 31, 2009 (in thousands):

Electric	$241,100
Natural gas	114,028
$355,128

(5) Other Comprehensive Income

The following table displays the components of Accumulated Other Comprehensive Income (AOCI), which is included in Shareholders’ Equity on the Condensed Consolidated Balance Sheets (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$14,379	$18,900	$54,788	$47,811
Other comprehensive income, net of tax:
Reclassification of net gains on hedging instruments from OCI to net income	(297)	(297)	(891)	(891)
Foreign currency translation	62	155	35	248
Comprehensive income	$14,144	$18,758	$53,932	$47,168

(6) Risk Management and Hedging Activities

Nature of Our Business and Associated Risks

We are exposed to certain risks related to the ongoing operations of our business, including the impact of market fluctuations in the price of electricity and natural gas commodities and changes in interest rates. Commodity price risk is a significant risk due to our minimal ownership of natural gas reserves and our reliance on market purchases to fulfill a portion of our electric supply requirements within the Montana market. Several factors influence price levels and volatility. These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, fuel availability, market liquidity, and the nature and extent of current and potential federal and state regulations.

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

Normal Purchases and Normal Sales

We have applied the normal purchase and normal sale scope exception (NPNS) to most of our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Financial Statements at September 30, 2010 and December 31, 2009. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

Mark-to-Market Transactions	Balance Sheet Location	September 30, 2010	December 31, 2009

Natural gas net derivative liability	Accrued Expenses	$36,523	$23,661

The following table represents the net change in fair value for these derivatives (in thousands):

	Unrealized (loss) gain recognized in Regulatory Assets
	Three Months Ended		Nine Months Ended
Derivatives Subject to Regulatory Deferral	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Natural gas	$(3,161)	$8,377	$(12,862)	$5,554

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

We enter into commodity master enabling agreements with our counterparties to mitigate credit exposure, as these agreements reduce the risk of default by allowing us or our counterparty the ability to make net payments. The agreements generally are: (1) Western Systems Power Pool agreements – standardized power purchase and sales contracts in the electric industry; (2) International Swaps and Derivatives Association agreements – standardized financial gas and electric contracts; (3) North American Energy Standards Board agreements – standardized physical gas contracts; and (4) Edison Electric Institute Master Purchase and Sale Agreements – standardized power sales contracts in the electric industry.

Many of our forward purchase contracts contain provisions that require us to maintain an investment grade credit rating from each of the major credit rating agencies. If our credit rating were to fall below investment grade, the counterparties could require immediate payment or demand immediate and ongoing full overnight collateralization on contracts in net liability positions.

The following table presents, as of September 30, 2010, the aggregate fair value of forward purchase contracts that do not qualify for NPNS that contain credit risk-related contingent features. If the credit risk-related contingent features underlying these agreements were triggered as of September 30, 2010, the collateral posting requirements would be as follows (in thousands):

Contracts with Contingent Feature	Fair Value Liability	Posted Collateral	Contingent Collateral

Credit rating	$24,978	$—	$24,978

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

Cash Flow Hedges	Amount of Gain Remaining in AOCI as of September 30, 2010	Location of Gain Reclassified from AOCI to Income	Amount of Gain Reclassified from AOCI into Income during the nine months ended September 30, 2010

Interest rate contracts	$9,573	Interest Expense	$891

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

September 30, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
Restricted cash	$10,775	$—	$—	$—	$10,775
Rabbi trust investments	5,084	—	—	—	5,084
Derivative asset (1)	—	1,895	—	—	1,895
Derivative liability (1)	—	(38,418)	—	—	(38,418)
Net derivative position	—	(36,523)	—	—	(36,523)
Total	$15,859	$(36,523)	$—	$—	$(20,664)

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

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt (including current portion)	$1,024,342	$1,171,606	$987,419	$1,034,122

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

(8) Financing Activities

On May 27, 2010 we issued $161 million aggregate principal amount of Montana First Mortgage Bonds at a fixed interest rate of 5.01% maturing in May 1, 2025. At the same time, we also issued $64 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 5.01% maturing May 1, 2025. The bonds are secured by our electric and natural gas assets in the respective jurisdictions. The bonds were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. We used the proceeds to redeem our 5.875%, $225 million Senior Secured Notes due 2014.

(9) Regulatory Matters

Montana General Rate Case

In October 2009, we filed a request with the Montana Public Service Commission (MPSC) for an annual electric transmission and distribution revenue increase of $15.5 million, and an annual natural gas transmission, storage and distribution revenue increase of $2.0 million. In September 2010, we and the Montana Consumer Counsel (MCC) filed a joint Stipulation and Settlement Agreement (Stipulation) regarding the revenue requirement portion of the rate filing. Specific terms of the Stipulation include:

•	An increase in base electric rates of $7.7 million;
•	A decrease in base natural gas rates of approximately $1.0 million; and
•	An authorized overall rate of return of 7.92%, using an authorized rate of return on equity of 10.25%, cost of long-term debt of 5.76% and a capital structure of 52% debt and 48% equity.

A hearing was held in September 2010, and we expect the MPSC to issue a final order during the fourth quarter of 2010. The MPSC approved interim rates, subject to refund, beginning July 8, 2010. During the three months ended September 30, 2010, we recognized revenues of approximately $1.6 million (subject to refund), which is consistent with the rate increase included in the proposed Stipulation.

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

In June 2010, we filed our 2010 annual electric supply tracker, and received an interim order from the MPSC approving recovery of costs pending review. A hearing is scheduled for January 2011.

Our 2009 and 2010 annual natural gas cost tracker filings are currently pending review by the MPSC. The MPSC issued interim orders for each cost tracking period, approving recovery of our projected gas costs pending its review. The procedural schedule has been suspended pending ongoing settlement discussions between the MCC and us related to future natural gas procurement strategies.

Mill Creek Generating Station

In August 2008, we filed a request with the MPSC for advanced approval to construct a 150 megawatt (MW) natural gas fired facility. The Mill Creek Generating Station, estimated to cost approximately $202 million, will provide regulating resources to balance our transmission system in Montana to maintain reliability and enable wind power to be integrated onto the network to meet renewable energy portfolio needs. In May 2009, the MPSC issued an order granting approval to construct the facility, authorizing a return on equity of 10.25% and a preliminary cost of debt of 6.5%, with a capital structure of 50% equity and 50% debt. In addition, the MPSC determined the $81 million cost for the turbines is prudent, with the remainder of the project costs to be submitted to the MPSC for review and approval once construction of the facility is complete. Construction began in June 2009, and the plant is scheduled to be operational by January 1, 2011. We filed a request for interim rates with the MPSC in October 2010 based on the estimated Mill Creek Generating Station construction costs. These rates are expected to be effective beginning January 1, 2011, and would replace the current contracted costs for ancillary services. As of September 30, 2010, we have capitalized approximately $161.3 million in construction work in process related to this project.

Our Federal Energy Regulatory Commission (FERC) Open Access Transmission Tariff (OATT) allows for pass-through of ancillary costs to our customers, including the regulating reserve service described above to be provided by the Mill Creek Generating Station under Schedule 3 (Regulation and Frequency Response). We submitted a filing to the FERC related to this project in April 2010 and have requested an effective date for the change in rates of January 1, 2011 in order to reflect the cost of service for the Mill Creek Generating Station under the OATT in Schedule 3. On October 15, 2010 FERC issued an order accepting our filing and postponing our requested rate increase until January 1, 2011. On that date the interim rates will go into effect, subject to refund, pending a FERC hearing process.

Transmission Investment Projects

We are conducting open season processes for the proposed Mountain States Transmission Intertie (MSTI) and Collector Project to identify potential interest for new transmission capacity on these paths due to the changing nature of generation projects. The open seasons were initiated with an informational meeting for prospective bidders in March 2010. The open season process is designed to provide for a staged level of commitment by prospective users. Assuming sufficient interest, we would expect to make filings with FERC early in 2011. A lawsuit has been filed against the Montana Department of Environmental Quality (MDEQ) by Jefferson County, Montana, regarding the County’s ability to be more involved in the siting and routing of MSTI. On September 8, 2010, the Montana District Court agreed with Jefferson County and (i) required the MDEQ to consult with Jefferson County in the preparation of the environmental impact statement (EIS) concerning the project and (ii) enjoined the MDEQ from releasing the draft EIS until that consultation occurs. The delay in the release of the draft EIS will delay the timing and completion of the open season process. We have capitalized approximately $15.5 million of preliminary survey and investigative costs associated with these proposed transmission projects. We discuss these transmission investment opportunities further in the “Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Three Months Ended
September 30, 2010	Electric	Gas	Other	Eliminations	Total
Operating revenues	$203,585	$36,963	$270	$—	$240,818
Cost of sales	92,691	13,231	—	—	105,922
Gross margin	110,894	23,732	270	—	134,896
Operating, general and administrative	42,331	17,429	(1,323)	—	58,437
Property and other taxes	15,569	5,041	(75)	—	20,535
Depreciation	18,439	4,378	8	—	22,825
Operating income (loss)	34,555	(3,116)	1,660	—	33,099
Interest expense	(12,202)	(3,116)	(988)	—	(16,306)
Other income	2,109	179	27	—	2,315
Income tax (expense) benefit	(6,551)	3,543	(1,721)	—	(4,729)
Net income (loss)	$17,911	$(2,510)	$(1,022)	$—	$14,379
Total assets	$2,040,612	$845,116	$13,646	$—	$2,899,374
Capital expenditures	$50,552	$11,362	$—	$—	$61,914

Three Months Ended
September 30, 2009	Electric	Gas	Other	Eliminations	Total
Operating revenues	$198,689	$34,205	$291	$(299)	$232,886
Cost of sales	92,592	12,326	265	—	105,183
Gross margin	106,097	21,879	26	(299)	127,703
Operating, general and administrative	40,834	17,701	(343)	(299)	57,893
Property and other taxes	15,351	5,479	36	—	20,866
Depreciation	17,772	4,197	8	—	21,977
Operating income (loss)	32,140	(5,498)	325	—	26,967
Interest expense	(13,056)	(3,243)	(968)	—	(17,267)
Other income	310	67	26	—	403
Income tax (expense) benefit	789	5,694	2,314	—	8,797
Net income (loss)	$20,183	$(2,980)	$1,697	$—	18,900
Total assets	$1,933,877	$804,365	$16,236	$—	$2,754,478
Capital expenditures	$61,697	$7,172	$—	$—	$68,869

Nine Months Ended
September 30, 2010	Electric	Gas	Other	Eliminations	Total
Operating revenues	$592,262	$225,882	$906	$—	$819,050
Cost of sales	266,052	124,633	—	—	390,685
Gross margin	326,210	101,249	906	—	428,365
Operating, general and administrative	124,220	52,455	(2,804)	—	173,871
Property and other taxes	50,625	17,853	9	—	68,487
Depreciation	55,562	13,110	25	—	68,697
Operating income	95,803	17,831	3,676	—	117,310
Interest expense	(37,309)	(9,717)	(2,387)	—	(49,413)
Other income	4,515	326	80	—	4,921
Income tax (expense) benefit	(17,490)	(1,041)	501	—	(18,030)
Net income	$45,519	$7,399	$1,870	$—	$54,788
Total assets	$2,040,612	$845,116	$13,646	$—	$2,899,374
Capital expenditures	$150,104	$28,043	$—	$—	$178,147

Nine Months Ended
September 30, 2009	Electric	Gas	Other	Eliminations	Total
Operating revenues	$580,139	$254,338	$6,248	$(1,223)	$839,502
Cost of sales	258,964	154,105	6,964	—	420,033
Gross margin	321,175	100,233	(716)	(1,223)	419,469
Operating, general and administrative	128,575	58,806	(1,948)	(1,223)	184,210
Property and other taxes	46,433	16,857	111	—	63,401
Depreciation	54,113	12,821	25	—	66,959
Operating income	92,054	11,749	1,096	—	104,899
Interest expense	(37,963)	(9,629)	(2,811)	—	(50,403)
Other income	783	322	87	—	1,192
Income tax (expense) benefit	(12,066)	1,571	2,618	—	(7,877)
Net income	$42,808	$4,013	$990	$—	$47,811
Total assets	$1,933,877	$804,365	$16,236	$—	$2,754,478
Capital expenditures	$100,117	$15,738	$—	$—	$115,855

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

Average shares used in computing the basic and diluted earnings per share are as follows:

	Three Months Ended
	September 30, 2010	September 30, 2009
Basic computation	36,195,583	35,967,876
Dilutive effect of
Restricted stock and performance share awards (1)	116,624	322,110

Diluted computation	36,312,207	36,289,986
	Nine Months Ended
	September 30, 2010	September 30, 2009
Basic computation	36,181,238	35,947,378
Dilutive effect of
Restricted stock and performance share awards (1)	114,896	322,110

Diluted computation	36,296,134	36,269,488

(1)           Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

(12) Employee Benefit Plans

Net periodic benefit cost for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
	2010	2009	2010	2009
Components of Net Periodic Benefit Cost
Service cost	$2,340	$2,068	$120	$248
Interest cost	6,023	5,926	450	787
Expected return on plan assets	(7,459)	(5,595)	(297)	(249)
Amortization of prior service cost	62	62	(488)	—
Recognized actuarial loss	34	1,019	247	69
Net Periodic Benefit Cost	$1,000	$3,480	$32	$855

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,
	2010	2009	2010	2009
Components of Net Periodic Benefit Cost
Service cost	$7,021	$6,203	$362	$745
Interest cost	18,068	17,779	1,352	2,362
Expected return on plan assets	(22,379)	(16,787)	(890)	(746)
Amortization of prior service cost	185	185	(1,464)	—
Recognized actuarial loss	104	3,057	738	208
Net Periodic Benefit Cost	$2,999	$10,437	$98	$2,569

We experienced plan asset market gains during 2009 in excess of 20%, as compared with plan asset market losses during 2008 in excess of 30%. This volatility in return on plan assets is reflected in the change in net periodic benefit cost above as an actuarial loss due to the use of asset smoothing. During the nine months ended September 30, 2010 and 2009 we contributed approximately $10.0 million and $76.4 million, respectively, to our pension plans. The decrease in other postretirement benefits net periodic benefit cost for the three and nine months ended September 30, 2010 as compared with 2009 is due to a plan amendment.

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

Our liability for environmental remediation obligations is estimated to range between $22.4 million to $44.1 million. As of September 30, 2010, we have a reserve of approximately $31.2 million. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. Over time, as specific laws are implemented and we gain experience in operating under them, a portion of the costs related to such laws will become determinable, and we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, we do not expect these costs to have a material adverse effect on our consolidated financial position or ongoing operations. There can be no assurance, however, of regulatory recovery.

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

Specifically, coal-fired plants have come under scrutiny due to their emissions of carbon dioxide, and in September 2009, the U.S. Court of Appeals for the Second Circuit reversed a federal district court’s decision and ruled that several states and public interest groups could sue five electric utility companies under federal common law for allegedly causing a public nuisance as a result of their emissions of greenhouse gases. In October 2009, the U.S. Court of Appeals for the Fifth Circuit reversed a federal district court and ruled that individuals damaged by Hurricane Katrina could sue a variety of companies that emit carbon dioxide, including electric utilities, for allegedly causing a public nuisance that contributed to their damages. In May 2010, due to a lack of quorum, the Court of Appeals for the Fifth Circuit dismissed its decision, which essentially reinstated the district court’s dismissal of the claim. The plaintiffs are seeking Supreme Court review. Additional litigation in federal and state courts over these issues is continuing.

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

Regional Haze and Visibility - The Clean Air Visibility Rule was issued by the EPA in June 2005, to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area. The rule requires the use of Best Available Retrofit Technology (BART) for certain electric generating units to achieve emissions reductions from designated sources that are deemed to contribute to visibility impairment in Class I air quality areas. The South Dakota Department of Environment and Natural Resources (DENR) has proposed a draft Regional Haze State Implementation Plan (SIP), which recommends sulfur dioxide and particulate matter emission control technology and emission rates that generally follow the EPA rules. We have a 23.4% interest in Big Stone, a coal-fired power plant located in northeastern South Dakota, which is potentially subject to these emission reduction requirements. At the request of the DENR, the plant operator submitted an analysis of control technologies that should be considered BART to achieve emissions reductions consistent with both the EPA and DENR rules. In addition to scrubbers that were included in the analysis, the DENR recommended Selective Catalytic Reduction technology for nitrogen oxide emission reduction instead of the plant operator recommended separated over-fire air.  We are working with the joint owners to evaluate BART options. Based upon current engineering estimates, capital expenditures for these BART technologies are currently estimated to be approximately $500 - $550 million for Big Stone (our share is 23.4%).

The DENR proposes to require that BART be installed and operating as expeditiously as practicable, but no later than five years from the EPA’s approval of the South Dakota Regional Haze SIP, which is expected no later than January 15, 2011. We will not incur any costs unless the EPA approves the South Dakota Regional Haze SIP and the plant operator’s plan for emissions reduction technology is accepted. We will seek to recover any such costs through the ratemaking process. The South Dakota Public Utilities Commission (SDPUC) has allowed timely recovery of the costs of environmental improvements; however, there is no precedent on a project of this size.

In addition, we have been notified by the operator of the Neal 4 Plant, of which we have an 8% ownership, that the plant will require a scrubber similar to the Big Stone project to comply with the Clean Air Act. Capital expenditures are currently estimated to be approximately $220 million (our share is 8%), and are scheduled to commence in 2011 and be spread over the next three years. Neal 4 is a coal-fired power plant located in Sioux City, Iowa.

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

Manufactured Gas Plants

Approximately $26.0 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently investigating, characterizing, and initiating remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota DENR. Our current reserve for remediation costs at this site is approximately $12.2 million, and we estimate that approximately $10 million of this amount will be incurred during the next five years.

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

LEGAL PROCEEDINGS

Colstrip Energy Limited Partnership

In December 2006 and June 2007, the MPSC issued orders relating to certain QF long-term rates for the period July 1, 2003 through June 30, 2006. Colstrip Energy Limited Partnership (CELP) is a QF with which we have a power purchase agreement through June 2024. Under the terms of the power purchase agreement with CELP, energy and capacity rates were fixed through June 30, 2004 (with a small portion to be set by the MPSC's determination of rates in the annual avoided cost filing), and beginning July 1, 2004 through the end of the contract, energy and capacity rates are to be determined each year pursuant to a formula, with the rates to be used in that formula derived from the annual MPSC QF rate review. CELP initially appealed the MPSC’s orders and then, in July 2007, filed a complaint against NorthWestern and the MPSC in Montana district court, which contested the MPSC’s orders. CELP disputed inputs into the underlying rates used in the formula, which initially are calculated by us and reviewed by the MPSC on an annual basis, to calculate energy and capacity payments for the contract years 2004-2005 and 2005-2006. CELP claimed that NorthWestern breached the power purchase agreement causing damages, which CELP asserted to be approximately $23 million for contract years 2004-2005 and 2005-2006. The parties stipulated that NorthWestern would not implement the final derived rates resulting from the MPSC orders, pending an ultimate decision on CELP's complaint. The Montana district court, on June 30, 2008, granted both a motion by the MPSC to bifurcate, having the effect of separating the issues between contract/tort claims against us and the administrative appeal of the MPSC’s orders and a motion by us to refer the claims against us to arbitration. The order also stayed the appellate decision pending a decision in the arbitration proceedings. Arbitration was held in June 2009 and the arbitration panel entered its interim award in August 2009, holding that although NorthWestern failed to use certain data inputs required by the power purchase agreement, CELP was entitled to neither damages for contract years 2004-2005 or 2005-2006, nor to recalculation of the underlying MPSC filings for those years, effectively finalizing CELP's contract rates for those years. We requested clarification from the arbitration panel as to its intent regarding the applicable rates. On November 2, 2009, we received the final award from the arbitration panel which confirmed that the filed rates for 2004-2005 and 2005-2006 are not required to be recalculated. In affirming its interim award, the arbitration panel also denied CELP’s request for attorney fees, holding that each party would be responsible for its own fees. On June 15, 2010, the Montana district court confirmed the final arbitration panel award and denied CELP’s motion to vacate, modify or correct the award. CELP has appealed the decision to the Montana Supreme Court (MSC). We participated in a court-ordered mediation with CELP on September 13, 2010, but were unable to resolve the claims. CELP’s opening brief to the MSC is due by the end of October 2010. We are required to file with the MPSC by October 31, 2010, for a new determination of rates for periods subsequent to June 30, 2006, using data inputs required by the power purchase agreement. Due to the uncertainty around resolution of this matter, we currently are unable to predict its outcome. In addition, settlement discussions concerning these claims are ongoing.

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

On September 30, 2009, the Montana State Court granted the plaintiffs’ motions to file a sixth amended complaint and partially granted the plaintiff’s motion for class certification. The Montana State Court excluded the fraud claims from its class certification. The new complaint seeks to hold us jointly and severally liable for the acts of MPC and NOR and alleges that we negligently/intentionally sabotaged plaintiffs’ ability to recover under the MPC insurance policies. Plaintiffs seek compensatory and punitive damages from all defendants. Due to the individual nature of the claims, we believe the class certification was improper under Montana law, and we continue to believe that the new complaint violates the bankruptcy stipulation. We have filed an appeal to the MSC with respect to these issues and intend to continue to defend the lawsuit vigorously. We also believe the sixth amended complaint violates the Bankruptcy Settlement Stipulation and have filed a motion with the Bankruptcy Court seeking enforcement of the Bankruptcy Settlement Stipulation. The motion before the Bankruptcy Court is pending.

The parties have agreed to settle the Gonzales Action and have executed a settlement agreement which remains subject to the approval of the Montana State Court. We will pay the settlement agreement amount of $2.5 million to the Clerk of the Montana State Court in full satisfaction of all Gonzales Action claims, which amount has been accrued. The Clerk of the Montana State Court will hold these funds pending Montana State Court approval of the settlement, which could take approximately 12 months.

Maryland Street

On March 16, 2009, Monsignor John F. McCarthy, the duly appointed personal representative for the Estate of his brother, Father James C. McCarthy, filed a wrongful death lawsuit against NorthWestern and one of our employees in the District Court of Butte-Silver Bow County, Montana for injuries that Fr. McCarthy received in an April 2007 natural gas explosion that destroyed his four-plex residence. The complaint alleges negligence and strict liability with respect to the maintenance and operation of the natural gas distribution system that served the residence. Fr. McCarthy died in November 2007, allegedly because of injuries sustained in the explosion. The plaintiff seeks unspecified compensatory and punitive damages and other equitable relief, costs and attorneys’ fees. The court has set a trial date of June 6, 2011. While we cannot predict an outcome, we intend to continue vigorously defending against the lawsuit.

Bozeman Explosion

On March 5, 2009, a natural gas explosion occurred in downtown Bozeman, Montana, resulting in one fatality, the destruction of or damage to several buildings and damage to the businesses in them, and damage to other nearby properties and businesses. Twenty-six lawsuits are pending against NorthWestern in the District Court of Gallatin County, Montana, and a number of additional claims not currently in litigation also have been made against us. We have approximately $150 million of insurance coverage available for known and potential claims arising from the explosion. We have paid our self-insured retention under those policies, and our insurance carriers have assumed the defense and handling of the existing and potential additional lawsuits and claims arising from the incident. A court-ordered mediation of the eleven largest pending lawsuits will be held during the week of November 8, 2010, and the court has scheduled trial of an unspecified case for June 20, 2011. While we cannot predict an outcome, we intend to continue vigorously defending against the lawsuits.

McGreevey Litigation

We were one of several defendants in a class action lawsuit entitled McGreevey, et al. v. The Montana Power Company, et al., now pending in U.S. District Court in Montana.

In October 2009, the parties reached a global settlement, which was subject to approval by the U.S. District Court in Montana and the Delaware Bankruptcy Court. On February 23, 2010, the Delaware Bankruptcy Court approved the settlement. On August 4, 2010, the U.S. District Court in Montana entered a final order approving the global settlement. On September 23, 2010, as part of the global settlement, we received $2.0 million from the Touch America bankruptcy estate, which is reflected as a reduction in operating, general and administrative expenses in the Condensed Consolidated Statements of Income, and we have no remaining exposure in the litigation.

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

The Defendants filed a Motion to Dismiss the Sierra Club complaint on August 12, 2008, based on certain of the claims being barred by statute of limitations and the remaining claims being an impermissible collateral attack on valid Clean Air Permits issued by the state of South Dakota. On March 31, 2009, the South Dakota Federal District Court entered a Memorandum Opinion and Order granting Defendants’ Motion to Dismiss the Sierra Club Complaint.  On July 30, 2009, Sierra Club appealed the South Dakota Federal District Court’s decision to dismiss the complaint to the Eighth Circuit Court of Appeals (Court of Appeals). The United States Department of Justice filed an amicus brief in support of the Sierra Club’s position, and the State of South Dakota filed an amicus brief in support of our position. On August 26, 2010, the Court of Appeals affirmed the South Dakota Federal District Court’s decision to dismiss the complaint. The deadline to appeal the decision of the Court of Appeals to the Supreme Court is November 10, 2010. We cannot predict the likelihood of appeal or the outcome of any such appeal at this time.

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

SUMMARY

Significant achievements during the three months ended September 30, 2010 include:

•
Improvement in income before income taxes of approximately $9.0 million as compared with 2009, due primarily to increased gross margin and the capitalization of allowance for funds used during construction related to the construction of our Mill Creek Generating Station.;

•	A proposed Stipulation with the MCC, which, if approved by the MPSC, would result in a net annual increase in our Montana electric and natural gas rates of approximately $6.7 million; and

•	Completing the purchase of a majority interest in the Battle Creek Natural Gas Field on the Sweetgrass Arch in Blaine County, Montana (Battle Creek Field) for approximately $11.4 million.

Montana General Rate Case

In October 2009, we filed a request with the MPSC for an annual electric transmission and distribution revenue increase of $15.5 million, and an annual natural gas transmission, storage and distribution revenue increase of $2.0 million. In September 2010, we and the MCC filed a joint Stipulation regarding the revenue requirement portion of the rate filing. Specific terms of the Stipulation include:

•	An increase in base electric rates of $7.7 million;
•	A decrease in base natural gas rates of approximately $1.0 million; and
•	An authorized overall rate of return of 7.92%, using an authorized rate of return on equity of 10.25%, cost of long-term debt of 5.76% and a capital structure of 52% debt and 48% equity.

A hearing was held in September 2010, and we expect the MPSC to issue a final order during the fourth quarter of 2010. The MPSC approved interim rates, subject to refund, beginning July 8, 2010. During the three months ended September 30, 2010, we recognized revenues of approximately $1.6 million (subject to refund), which is consistent with the rate increase included in the proposed Stipulation. Based on the proposed Stipulation, we expect the impact of this rate increase to be approximately $2 – 3 million during the fourth quarter of 2010.

Battle Creek Field

During the 2009 Montana legislative session, changes in state law occurred that allow us to acquire natural gas production and gathering resources and, subject to regulatory approval, include them in rate base. On September 22, 2010, we purchased a majority interest in the Battle Creek Field from a private owner. The purchased assets also include the seller’s interest in the Battle Creek Gas Gathering System Joint Venture. Under the terms of the agreement, we paid the seller $11.4 million for the majority interest in the Battle Creek Field assets including the gathering system. The transaction was funded by drawing on our revolving credit facility. The amount of proven reserves purchased are estimated to be approximately 7.6 billion cubic feet (Bcf). Annual net production attributable to the purchase is currently approximately 0.5 Bcf or about 2.2% of our current annual consumption in Montana. In 2011, or during our next general natural gas rate case, we plan to seek MPSC approval to include our interest in the Battle Creek Field and the natural gas gathering system into our regulated rate base. In the interim, the cost of service for the natural gas produced, including a return on our investment will be included in our natural gas supply tracker pending completion of the filing with the MPSC.

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

Outlook

The current weak economic conditions have resulted in weaker customer demand, among other things, and the outlook and timing of economic recovery remains uncertain. We expect to continue to experience relatively stable residential demand as well as reduced commercial and industrial demand during 2010. In addition, the weak economic climate has impacted demand for our transmission capacity as compared with historical levels. In response, we have taken steps to manage our operating, general and administrative expenses and will continue to manage our costs consistent with the impact to our margin.

OVERALL CONSOLIDATED RESULTS

Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009

	Three Months Ended September 30,
	2010	2009	Change	% Change
	(in millions)
Operating Revenues
Electric	$203.6	$198.7	$4.9	2.5%
Natural Gas	36.9	34.2	2.7	7.9
Other	0.3	0.3	—	0.0
Eliminations	—	(0.3)	0.3	100.0
	$240.8	$232.9	$7.9	3.4%

	Three Months Ended September 30,
	2010	2009	Change	% Change
	(in millions)
Cost of Sales
Electric	$92.7	$92.6	$0.1	0.1%
Natural Gas	13.2	12.3	0.9	7.3
Other	—	0.3	(0.3)	(100.0)
	$105.9	$105.2	$0.7	0.7%

	Three Months Ended September 30,
	2010	2009	Change	% Change
	(in millions)
Gross Margin
Electric	$110.9	$106.1	$4.8	4.5%
Natural Gas	23.7	21.9	1.8	8.2
Other	0.3	—	0.3	100.0
Eliminations	—	(0.3)	0.3	100.0
	$134.9	$127.7	$7.2	5.6%

Consolidated gross margin was $134.9 million for the three months ended September 30, 2010, an increase of $7.2 million, or 5.6%, from gross margin in 2009. Primary components of this change include the following:

Gross Margin
2010 vs. 2009
(in millions)
Retail electric and gas volumes	$3.1
Montana electric interim rate increase (subject to refund)	1.6
Transmission capacity	1.3
Montana property tax tracker	0.2
South Dakota wholesale electric	(0.5)
Other	1.5
Increase in Consolidated Gross Margin	$7.2

This $7.2 million increase was primarily due to an increase in electric volumes related to warmer summer weather in South Dakota, an interim increase in Montana electric rates (subject to refund), and improved transmission capacity revenues. Partially offsetting these increases was lower average wholesale electric prices in South Dakota.

	Three Months Ended September 30,
	2010	2009	Change	% Change
	(in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$58.5	$57.9	$0.6	1.0%
Property and other taxes	20.5	20.8	(0.3)	(1.4)
Depreciation	22.8	22.0	0.8	3.6
	$101.8	$100.7	$1.1	1.1%

Consolidated operating, general and administrative expenses were $58.5 million for the three months ended September 30, 2010, as compared with $57.9 million for the three months ended September 30, 2009. Primary components of this change include the following:

Operating, General & Administrative Expenses
2010 vs. 2009
(Millions of Dollars)
Operating and maintenance	$2.1
Labor	0.8
Jointly owned plant operations	0.5
Insurance reserves	(1.3)
Postretirement health care	(1.0)
Pension	(1.0)
Insurance recoveries and settlements	(0.6)
Other	1.1
Increase in Operating, General & Administrative Expenses	$0.6

The increase in operating, general and administrative expenses of $0.6 million was primarily due to the following:

•	Increased operating and maintenance costs;

•	Increased labor costs due primarily to compensation increases offset in part by more time spent by employees on capital projects rather than maintenance projects (which are expensed); and

•	Increased plant operations costs at our Colstrip plant due to chemical injection technologies installed at the plant in 2009.

These increases were offset in part by:

•	Lower insurance reserves due to higher claims in the prior year;

•
Lower postretirement health care costs due to a plan amendment during the fourth quarter of 2009. We expect postretirement health care costs to total approximately $1.5 million for the full year 2010 as compared to approximately $5.7 million for the full year 2009;

•	Lower pension expense, however, based on current assumptions we expect the annual pension expense for 2010 to be comparable with 2009 due to the regulatory treatment of our Montana pension plan; and

•
Net increase in insurance recoveries and settlements due to $2.0 million received in the third quarter of 2010 related to the McGreevey litigation, as compared with $1.4 million received in the third quarter of 2009 related to previously incurred Montana generation related environmental remediation costs.

Property and other taxes was $20.5 million for the three months ended September 30, 2010 as compared with $20.8 million in the third quarter of 2009, with higher assessed property valuations in Montana offset by the capitalization of an estimated $1.3 million in property taxes related to Mill Creek Generating Station during the construction period.

Depreciation expense was $22.8 million for the three months ended September 30, 2010 as compared with $22.0 million in the third quarter of 2009. This increase was primarily due to plant additions.

Consolidated operating income for the three months ended September 30, 2010 was $33.1 million, as compared with $27.0 million in the third quarter of 2009. This increase was primarily due to an increase in gross margin partially offset by higher operating, general and administrative expenses discussed above.

Consolidated interest expense for the three months ended September 30, 2010 was $16.3 million, a decrease of $1.0 million, or 5.8%, from 2009. This decrease was primarily due to $0.9 million capitalized for the debt portion of allowance for funds used during construction (AFUDC), primarily related to the Mill Creek Generating Station. We expect to capitalize approximately $1.2 million of additional AFUDC related to the Mill Creek Generating Station through the remainder of the year.

Consolidated other income for the three months ended September 30, 2010 was $2.3 million, as compared with $0.4 million in the third quarter of 2009. This includes approximately $1.5 million capitalized for the equity portion of AFUDC, primarily related to the Mill Creek Generating Station. We expect to capitalize approximately $1.9 million of additional AFUDC related to the Mill Creek Generating Station through the remainder of the year.

Consolidated income tax expense for the three months ended September 30, 2010 was $4.7 million as compared with an $8.8 million income tax benefit in the same period of 2009. The effective tax rate in 2010 was 24.7% as compared with (87.1)% for the same period of 2009. The increase in the effective tax rate was primarily due to lower tax benefits recognized for repair costs. For the three months ended September 30, 2010, we recognized approximately $2.3 million of income tax benefit related to repair cost deductions. During September 2009, we received approval of a tax accounting method change for repair costs and recognized approximately $12.4 million of income tax benefit related to repair cost deductions. As we did not receive approval of the tax accounting method change until the third quarter of 2009, we recognized the entire benefit in the third quarter of 2009, and , therefore, quarterly income tax expense during 2010 is not comparable with 2009. In addition, our effective tax rate for the third quarter of 2009 reflected the impact of the tax accounting method change for repairs for both 2009 and 2008.

In September 2010, the Small Business Jobs Act of 2010 was signed into law extending bonus depreciation for 2010. We are evaluating the impact of this extension on our estimated taxable income and tax planning strategies for 2010, which may impact the realization of a portion of our state NOL carryforwards that will expire at the end of 2010. While we reflect an income tax provision in our Financial Statements, we expect our cash payments for income taxes will be minimal through at least 2014, based on our projected taxable income and anticipated use of consolidated NOL carryforwards.

Consolidated net income for the three months ended September 30, 2010 was $14.4 million as compared with $18.9 million for the third quarter of 2009. This decrease was primarily due to higher income tax expense offset in part by higher operating income, lower interest expense, and higher other income as discussed above.

Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009

	Nine Months Ended September 30,
	2010	2009	Change	% Change
	(in millions)
Operating Revenues
Electric	$592.3	$580.1	$12.2	2.1%
Natural Gas	225.9	254.3	(28.4)	(11.2)
Other	0.9	6.3	(5.4)	(85.7)
Eliminations	—	(1.2)	1.2	100.0
	$819.1	$839.5	$(20.4)	(2.4)%

	Nine Months Ended September 30,
	2010	2009	Change	% Change
	(in millions)
Cost of Sales
Electric	$266.1	$258.9	$7.2	2.8%
Natural Gas	124.6	154.1	(29.5)	(19.1)
Other	—	7.0	(7.0)	(100.0)
	$390.7	$420.0	$(29.3)	(7.0)%

	Nine Months Ended September 30,
	2010	2009	Change	% Change
	(in millions)
Gross Margin
Electric	$326.2	$321.2	$5.0	1.6%
Natural Gas	101.3	100.2	1.1	1.1
Other	0.9	(0.7)	1.6	228.6
Eliminations	—	(1.2)	1.2	100.0
	$428.4	$419.5	$8.9	2.1%

Consolidated gross margin was $428.4 million for the nine months ended September 30, 2010, an increase of $8.9 million, or 2.1%, from gross margin in 2009. Primary components of this change include the following:

Gross Margin
2010 vs. 2009
(in millions)
Retail electric volumes	$2.0
Montana electric interim rate increase (subject to refund)	1.6
Demand-side management (DSM) lost revenues	1.6
Loss on capacity contract in 2009	1.5
Transmission capacity	1.5
Montana property tax tracker	1.3
Reclamation settlement	1.0
Operating expenses recovered in supply trackers	0.9
QF supply costs	(3.6)
South Dakota wholesale electric	(1.1)
Other	2.2
Increase in Consolidated Gross Margin	$8.9

This $8.9 million increase includes the following:

•	An increase in retail electric volumes due primarily to warmer summer weather in South Dakota;

•	An interim increase in Montana electric rates (subject to refund);

•	An increase in DSM lost revenues recovered through our supply tracker related to efficiency measures implemented by customers;

•	A loss recorded in our other segment in 2009 on a capacity contract;

•	Improved transmission capacity revenues;

•	An increase in Montana property taxes included in a tracker as compared with the same period in 2009;

•	Decreased cost of sales due to a settlement to recover previously incurred reclamation costs associated with the coal supply at Colstrip; and

•	Higher revenues for operating expenses recovered in supply trackers, primarily related to customer efficiency programs.

Partially offsetting these increases were higher QF related supply costs due to higher prices and volumes, and lower average wholesale electric prices in South Dakota.

	Nine Months Ended September 30,
	2010	2009	Change	% Change
	(in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$173.9	$184.2	$(10.3)	(5.6)%
Property and other taxes	68.5	63.4	5.1	8.0
Depreciation	68.7	67.0	1.7	2.5
	$311.1	$314.6	$(3.5)	(1.1)%

Consolidated operating, general and administrative expenses were $173.9 million for the nine months ended September 30, 2010 as compared with $184.2 million for the nine months ended September 30, 2009. Primary components of this change include the following:

Operating, General & Administrative Expenses
2010 vs. 2009
(Millions of Dollars)
Insurance reserves	$(4.1)
Postretirement health care	(3.0)
Pension	(2.9)
Labor	(1.5)
Jointly owned plant operations	(0.7)
Bad debt expense	(0.7)
Legal and professional fees	(0.5)
Insurance recoveries and settlements	1.5
Operating and maintenance	1.1
Operating expenses recovered in supply trackers	0.9
Other	(0.4)
Decrease in Operating, General & Administrative Expenses	$(10.3)

The decrease in operating, general and administrative expenses of $10.3 million was primarily due to the following:

•	Lower insurance reserves due to claims incurred in the prior year and a favorable arbitration decision in the first quarter of 2010;

•	Lower postretirement health care costs due to a plan amendment during the fourth quarter of 2009;

•	Lower pension expense; however, based on current assumptions we expect the annual pension expense for 2010 to be comparable with 2009 due to the regulatory treatment of our Montana pension plan;

•
Decreased labor costs primarily from a combination of more time spent by employees on capital projects rather than maintenance projects (which are expensed) and lower severance costs, offset in part by compensation increases;

•
Lower plant operations costs due to scheduled maintenance and an unplanned outage at Colstrip Unit 4 for a rotor repair in 2009, offset in part by increased costs related to chemical injection technologies installed at the Colstrip plant in 2009;

•	Lower bad debt expense based on lower average customer receivables; and

•	Decreased legal and professional fees primarily related to outstanding litigation.

These decreases were offset in part by:

•	A net decrease in insurance recoveries and settlements due to $4.6 million received during the first nine months of 2010 as compared with $6.4 million received during the first nine months of 2009;

•	Increased operating and maintenance costs; and

•	Higher operating expenses recovered from customers through supply trackers primarily related to costs incurred for customer efficiency programs, which have no impact on operating income.

Property and other taxes were $68.5 million for the nine months ended September 30, 2010 as compared with $63.4 million in the same period of 2009. This increase was primarily due to higher assessed property valuations in Montana.

Depreciation expense was $68.7 million for the nine months ended September 30, 2010 as compared with $67.0 million in the same period of 2009. This increase was primarily due to plant additions.

Consolidated operating income for the nine months ended September 30, 2010 was $117.3 million, as compared with $104.9 million in the same period of 2009. The increase was primarily due to the $8.9 million increase in gross margin and the $3.5 million decrease in operating expenses discussed above.

Consolidated interest expense for the nine months ended September 30, 2010 was $49.4 million, a decrease of $1.0 million, or 2.0%, from 2009, with an increase in expense due primarily to increased debt outstanding offset by $2.7 million capitalized for the debt portion of AFUDC, primarily related to the Mill Creek Generating Station.

Consolidated other income for the nine months ended September 30, 2010 was $4.9 million, as compared with $1.2 million in the same period of 2009. This includes an increase of approximately $3.8 million capitalized for the equity portion of AFUDC, primarily related to the Mill Creek Generating Station.

Consolidated income tax expense for the nine months ended September 30, 2010 was $18.0 million as compared with $7.9 million in the same period of 2009. The effective tax rate in 2010 was 24.7% as compared with 14.1% for the same period of 2009, and we expect our effective tax rate for 2010 to be approximately 25%. The reduction in effective tax rate versus the statutory rate in 2010 is primarily due to a tax benefit of $6.9 million recognized for repair costs and the release of valuation allowance of approximately $2.2 million against certain state NOLs.

Consolidated net income for the nine months ended September 30, 2010 was $54.8 million as compared with $47.8 million in the same period of 2009. This increase was primarily due to higher operating income and higher other income, offset in part by higher income tax expense as discussed above.

ELECTRIC SEGMENT

Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009

	Results
	2010	2009	Change	% Change
	(in millions)
Retail revenue	$173.0	$163.3	$9.7	5.9%
Transmission	12.5	11.2	1.3	11.6
Wholesale	11.5	11.1	0.4	3.6
Regulatory amortization and other	6.6	13.1	(6.5)	(49.6)
Total Revenues	203.6	198.7	4.9	2.5
Total Cost of Sales	92.7	92.6	0.1	0.1
Gross Margin	$110.9	$106.1	$4.8	4.5%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2010	2009	2010	2009	2010	2009
	(in thousands)
Retail Electric
Montana	$51,731	$49,248	523	515	269,750	267,382
South Dakota	12,441	10,776	149	122	48,464	48,256
Residential	64,172	60,024	672	637	318,214	315,638
Montana	73,345	70,030	828	828	61,125	60,602
South Dakota	17,372	16,539	248	230	11,911	11,792
Commercial	90,717	86,569	1,076	1,058	73,036	72,394
Industrial	8,612	8,079	694	717	71	71
Other	9,462	8,592	80	75	7,607	7,728
Total Retail Electric	$172,963	$163,264	2,522	2,487	398,928	395,831
Wholesale Electric
Montana	$10,524	$9,464	205	126	N/A	N/A
South Dakota	1,040	1,636	53	64	N/A	N/A
Total Wholesale Electric	$11,564	$11,100	258	190	N/A	N/A

	2010 as compared with:
Cooling Degree Days	2009	Historic Average
Montana	29% cooler	25% cooler
South Dakota	87% warmer	17% warmer

The following summarizes the components of the changes in electric margin for the three months ended September 30, 2010 and 2009:

Gross Margin
2010 vs. 2009
(Millions of Dollars)
Retail volumes	$2.7
Montana interim rate increase (subject to refund)	1.6
Transmission capacity	1.3
Montana property tax tracker	(1.0)
South Dakota wholesale	(0.5)
Other	0.7
Increase in Gross Margin	$4.8

The improvement in margin and the change in volumes are primarily due to an increase in retail volumes due to warmer summer weather in South Dakota and to a lesser extent increased average usage in Montana, an interim increase in Montana rates (subject to refund) and an increase in transmission capacity revenues due to higher demand to transmit energy for others across our lines. These increases were offset in part by a decrease in property taxes included in a tracker as compared with the same period in 2009 and lower average wholesale prices in South Dakota. Revenues related to property taxes fluctuate depending upon volumes and estimated property tax expense. The decrease in regulatory amortization is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers.

Retail residential and commercial volumes increased from favorable weather and customer growth, while industrial volumes declined in Montana due primarily to the weaker economy. Wholesale volumes increased in Montana due to higher plant availability, while wholesale volumes decreased in South Dakota with lower plant utilization due to market conditions.

Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009

	Results
	2010	2009	Change	% Change
	(in millions)
Retail revenue	$493.1	$494.8	$(1.7)	(0.3)%
Transmission	35.0	33.5	1.5	4.5
Wholesale	34.5	32.8	1.7	5.2
Regulatory amortization and other	29.7	19.0	10.7	56.3
Total Revenues	592.3	580.1	12.2	2.1
Total Cost of Sales	266.1	258.9	7.2	2.8
Gross Margin	$326.2	$321.2	$5.0	1.6%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2010	2009	2010	2009	2010	2009
	(in thousands)
Retail Electric
Montana	$162,540	$162,708	1,698	1,682	270,348	268,337
South Dakota	34,775	33,818	435	402	48,435	48,211
Residential	197,315	196,526	2,133	2,084	318,783	316,548
Montana	203,203	203,324	2,357	2,373	60,900	60,374
South Dakota	48,118	47,960	700	660	11,794	11,656
Commercial	251,321	251,284	3,057	3,033	72,694	72,030
Industrial	24,508	27,292	2,055	2,183	71	72
Other	20,002	19,743	145	148	6,011	6,070
Total Retail Electric	$493,146	$494,845	7,390	7,448	397,559	394,720
Wholesale Electric
Montana	$30,689	$28,355	597	426	N/A	N/A
South Dakota	3,796	4,429	182	161	N/A	N/A
Total Wholesale Electric	$34,485	$32,784	779	587	N/A	N/A

	2010 as compared with:
Cooling Degree Days	2009	Historic Average
Montana	28% cooler	27% cooler
South Dakota	85% warmer	15% warmer

The following summarizes the components of the changes in electric margin for the nine months ended September 30, 2010 as compared with 2009 as follows:

Gross Margin
2010 vs. 2009
(Millions of Dollars)
Retail volumes	$2.0
Montana interim rate increase (subject to refund)	1.6
DSM lost revenues	1.6
Transmission capacity	1.5
Reclamation settlement	1.0
Operating expenses recovered in supply tracker	0.9
Montana property tax tracker	0.7
QF supply costs	(3.6)
South Dakota wholesale	(1.1)
Other	0.4
Increase in Gross Margin	$5.0

The improvement in margin and the change in volumes are primarily due to:

•	An increase in retail volumes due to warmer summer weather in South Dakota, offset in part by reduced industrial demand in Montana relating to the weak economic climate;

•	An interim increase in Montana rates (subject to refund);

•	An increase in DSM lost revenues recovered through our supply tracker related to efficiency measures implemented by customers;

•	An increase in transmission capacity revenues due to higher demand to transmit energy for others across our lines;

•	Decreased cost of sales due to a settlement to recover previously incurred reclamation costs associated with the coal supply at Colstrip;

•	Higher revenues for operating expenses recovered from customers through the supply trackers, primarily related to customer efficiency programs; and

•	An increase in Montana property taxes included in a tracker as compared with 2009.

These increases were offset in part by:

•	Higher QF related supply costs due to higher prices and volumes; and

•	Lower average wholesale prices in South Dakota.

NATURAL GAS SEGMENT

Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009

	Results
	2010	2009	Change	% Change
	(in millions)
Retail revenue	$25.4	$23.0	$2.4	10.4%
Wholesale and other	11.5	11.2	0.3	2.7
Total Revenues	36.9	34.2	2.7	7.9
Total Cost of Sales	13.2	12.3	0.9	7.3
Gross Margin	$23.7	$21.9	$1.8	8.2%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2010	2009	2010	2009	2010	2009
	(in thousands)
Retail Gas
Montana	$11,391	$10,259	940	822	156,925	155,546
South Dakota	1,714	1,698	120	124	36,844	36,353
Nebraska	2,136	1,973	157	164	36,121	36,008
Residential	15,241	13,930	1,217	1,110	229,890	227,907
Montana	6,476	5,987	582	527	21,920	21,780
South Dakota	1,557	1,357	198	212	5,810	5,749
Nebraska	1,875	1,560	299	297	4,488	4,408
Commercial	9,908	8,904	1,079	1,036	32,218	31,937
Industrial	160	134	16	12	282	293
Other	61	58	6	5	146	142
Total Retail Gas	$25,370	$23,026	2,318	2,163	262,536	260,279

2010 as compared with:
Heating Degree-Days	2009	Historic Average
Montana	60% cooler	4% cooler
South Dakota	45% warmer	48% warmer
Nebraska	54% warmer	54% warmer

The following summarizes the components of the changes in natural gas margin for the three months ended September 30, 2010 and 2009:

Gross Margin
2010 vs. 2009
(Millions of Dollars)
Montana property tax tracker	$1.2
Retail volumes	0.4
Other	0.2
Increase in Gross Margin	$1.8

This increase in margin is primarily due to an increase in Montana property taxes included in a tracker as compared with the same period in 2009 and increased retail gas volumes in Montana due to higher average usage per customer. Revenues related to property taxes fluctuate depending upon volumes and estimated property tax expense. Due to the seasonality of our business, natural gas volumes during the third quarter are impacted to a lesser extent by changes in weather. Heating degree-days for the third quarter reflect activity during the month of September. Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009

	Results
	2010	2009	Change	% Change
	(in millions)
Retail revenue	$189.4	$217.9	$(28.5)	(13.1)%
Wholesale and other	36.5	36.4	0.1	0.3
Total Revenues	225.9	254.3	(28.4)	(11.2)
Total Cost of Sales	124.6	154.1	(29.5)	(19.1)
Gross Margin	$101.3	$100.2	$1.1	1.1%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2010	2009	2010	2009	2010	2009
	(in thousands)
Retail Gas
Montana	$75,852	$86,934	8,198	8,338	157,694	156,662
South Dakota	20,778	26,132	2,141	2,251	37,167	36,676
Nebraska	19,248	22,432	2,045	1,981	36,457	36,360
Residential	115,878	135,498	12,384	12,570	231,318	229,698
Montana	38,545	44,401	4,188	4,311	22,029	21,945
South Dakota	18,474	19,984	2,438	2,282	5,880	5,810
Nebraska	14,617	16,152	2,175	2,094	4,542	4,496
Commercial	71,636	80,537	8,801	8,687	32,451	32,251
Industrial	1,239	1,149	140	114	287	296
Other	625	727	80	79	146	142
Total Retail Gas	$189,378	$217,911	21,405	21,450	264,202	262,387

2010 as compared with:
Heating Degree-Days	2009	Historic Average
Montana	3% cooler	3% warmer
South Dakota	5% warmer	Remained flat
Nebraska	4% cooler	2% cooler

The following summarizes the components of the changes in natural gas margin for the nine months ended September 30, 2010 and 2009:

Gross Margin
2010 vs. 2009
(Millions of Dollars)
Montana property tax tracker	$0.6
Other	0.5
Increase in Gross Margin	$1.1

This increase in margin is primarily due to an increase in property taxes included in a tracker as compared with the same period in 2009.  In addition, average natural gas supply prices decreased resulting in lower retail revenues and cost of sales in 2010 as compared with 2009, with no impact to gross margin.

LIQUIDITY AND CAPITAL RESOURCES

We utilize our revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. As of September 30, 2010, our total net liquidity was approximately $147.1 million, including $6.6 million of cash and $140.5 million of revolving credit facility availability. Revolver availability was $142.5 million as of October 22, 2010.

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

As of September 30, 2010, we are under collected on our current Montana natural gas and electric trackers by approximately $0.7 million, as compared with an under collection of $19.8 million as of December 31, 2009, and an under collection of $4.8 million as of September 30, 2009.

Growth Capital Expenditures – In July 2009, we began construction of the Mill Creek Generating Station, a 150 MW natural gas fired facility, estimated to cost $202 million. During the nine months ended September 30, 2010, we capitalized approximately $70.2 million in construction work in process related to this project. We expect to spend an additional $11 million on this project during the remainder of 2010.

Dodd-Frank – On July 21, 2010, President Obama signed into law new federal financial reform legislation, the Dodd-Frank Wall Street Reform and Consumer Protection Act. This financial reform legislation includes a provision that requires over-the-counter derivative transactions to be executed through an exchange or centrally cleared. Such clearing requirements would result in a significant change from our current practice of bilateral transactions and negotiated credit terms. An exemption to such clearing requirements is outlined in the legislation for end users that enter into hedges to mitigate commercial risk. We expect to qualify under the end user exemption. At the same time, the legislation includes provisions under which the Commodity Futures Trading Commission may impose collateral requirements for transactions, including those that are used to hedge commercial risk. Final rules on major provisions in the legislation, like new margin requirements, will be established through rulemakings and will not take effect until the later of July 16, 2011 or at least 60 days following publication of the applicable final rule.

Despite the end user exemption, concern remains that counterparties that do not qualify for the exemption will pass along the increased cost and margin requirements through higher prices and reductions in unsecured credit limits. We are unable to assess the impact of the financial reform legislation pending issuance of the final regulations implementing these provisions.

Credit Ratings

Credit ratings impact our ability to obtain short- and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard and Poor’s Rating Group (S&P) are independent credit-rating agencies that rate our debt securities. As of October 22, 2010, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Outlook
Fitch	A-	BBB+	Stable
Moody’s	A3	Baa2	Positive
S&P	A-	BBB	Stable

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and impact our trade credit availability. A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net income	$54.8	$47.8
Non-cash adjustments to net income	98.7	95.4
Changes in working capital	24.9	39.2
Other	9.9	(53.1)
	188.3	129.3

Investing Activities
Property, plant and equipment additions	(178.1)	(115.8)
Sale of assets	—	0.3
	(178.1)	(115.5)

Financing Activities
Net borrowing of debt	36.9	28.0
Dividends on common stock	(36.8)	(36.1)
Other	(8.1)	(11.0)
	(8.0)	(19.1)

Net Increase (Decrease) in Cash and Cash Equivalents	$2.2	$(5.3)
Cash and Cash Equivalents, beginning of period	$4.3	$11.3
Cash and Cash Equivalents, end of period	$6.5	$6.0

Cash Provided by Operating Activities

As of September 30, 2010, cash and cash equivalents were $6.6 million as compared with $4.3 million at December 31, 2009 and $6.0 million at September 30, 2009. Cash provided by operating activities totaled $188.3 million for the nine months ended September 30, 2010 as compared with $129.3 million during the nine months ended September 30, 2009. This increase in operating cash flows is primarily related to a decrease in contributions to our qualified pension plans of $64.4 million as compared with the same period in 2009 and an increase in deposits received related to transmission interconnection requests for network upgrades on our existing transmission system of approximately $12.0 million, which were offset in part by a $10.8 million prepayment of a power purchase agreement in 2009.

Cash Used in Investing Activities

Cash used in investing activities increased by approximately $62.6 million as compared with the nine months ended September 30, 2009 due primarily to increased property, plant and equipment additions related to the Mill Creek Generating Station project and Battle Creek Field acquisition as discussed above.

Cash Used in Financing Activities

Cash used in financing activities totaled approximately $8.0 million during the nine months ended September 30, 2010 as compared with $19.1 million during the same period in 2009. During the nine months ended September 30, 2010 we made net debt repayments of $6.1 million, received proceeds from net revolver borrowings of $43.0 million, paid deferred financing costs of $8.0 million and paid dividends on common stock of $36.7 million. During the nine months ended September 30, 2009 we received net proceeds from the issuance of debt of $249.8 million, made net debt repayments of $221.8 million, paid deferred financing costs of $10.4 million and paid dividends on common stock of $36.1 million.

Financing Activities - On May 27, 2010 we issued $161 million aggregate principal amount of Montana First Mortgage Bonds at a fixed interest rate of 5.01% maturing May 1, 2025. At the same time, we also issued $64 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 5.01% maturing May 1, 2025. We used the proceeds to redeem our 5.875%, $225 million Senior Secured Notes due 2014.

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

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of September 30, 2010. See our Annual Report on Form 10-K for the year ended December 31, 2009 for additional discussion.

	Total	2010	2011	2012	2013	2014	Thereafter
	(in thousands)
Long-term Debt	$1,024,342	$—	$6,578	$112,792	$—	$—	$904,972
Capital Leases	35,880	309	1,282	1,370	1,468	1,582	29,869
Future minimum operating lease payments	4,563	477	1,719	1,348	425	248	346
Estimated Pension and Other Postretirement Obligations (1)	38,154	954	13,800	13,800	4,800	4,800	N/A
Qualifying Facilities (2)	1,350,151	16,145	65,323	67,111	69,816	72,354	1,059,402
Supply and Capacity Contracts (3)	1,547,553	90,046	251,562	193,937	175,926	131,945	704,137
Other Purchase Obligations (4)	11,259	11,259	—	—	—	—	—
Contractual interest payments on debt (5)	594,706	17,624	54,410	52,340	50,566	50,566	369,200
Total Commitments (6)	$4,606,608	$136,814	$394,674	$442,698	$303,001	$261,495	$3,067,926

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
(5)           Contractual interest payments include our revolving credit facility, which has a variable interest rate. We have assumed an average interest rate of 2.75% on an estimated revolving line of credit balance of $109.0 million through maturity in June 2012.
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

As of September 30, 2010, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the London Interbank Offered Rate (LIBOR) plus a credit spread, ranging from 2.25% to 4.0% over LIBOR. As of September 30, 2010, the applicable spread was 2.75%, resulting in a borrowing rate of 3.01%. Based upon amounts outstanding as of September 30, 2010, a 1% increase in the LIBOR would increase our annual interest expense by approximately $1.1 million.

Commodity Price Risk

Commodity price risk is a significant risk due to our minimal ownership of natural gas reserves and our reliance on market purchases to fulfill a large portion of our electric supply requirements within the Montana market. We also participate in the wholesale electric market to balance our supply of power from our own generating resources, primarily in South Dakota. Several factors influence price levels and volatility. These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, fuel availability, market liquidity, and the nature and extent of current and potential federal and state regulations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations are impacted by local, national and worldwide economic conditions. The consequences of a prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity has resulted in a decline in energy consumption and a decrease in customers’ ability to pay their accounts, which may adversely affect our liquidity, results of operations and future growth. While our territories have been less impacted than other parts of the country, we have experienced lower than expected electric and natural gas usage per customer and electric transmission sales, due in part to the recession. In addition, demand for our Montana transmission capacity is impacted by market conditions in states to the South and West of our service territory, which have been more significantly impacted by the economic downturn.

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

We are also subject to the jurisdiction of FERC with regard to electric system reliability standards. We must comply with the standards and requirements established, which apply to the North American Electric Reliability Corporation functions for which we have registered in both the Midwest Reliability Organization for our South Dakota operations and the Western Electricity Coordination Counsel for our Montana operations. To the extent we are deemed to not be compliant with these standards, we could be subject to fines or penalties.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is intended to improve regulation of financial markets was signed into law. Certain provisions of the Act relating to derivatives could result in increased capital and/or collateral requirements. Despite certain exemptions in the law, we will not know if we qualify for the exemptions until the rule making has been completed, and, even if we qualify for the exemptions, concern remains that counterparties that do not qualify for the exemption will pass along the increased cost and margin requirements through higher prices and reductions in unsecured credit limits. We are unable to assess the impact of the financial reform legislation pending issuance of the final regulations implementing these provisions.

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

There is a growing concern nationally and internationally about global climate change and the contribution of emissions of greenhouse gases including, most significantly, carbon dioxide. This concern has led to increased interest in legislation at the federal level, actions at the state level, as well as litigation relating to greenhouse emissions, including a U.S. Supreme Court decision holding that the EPA relied on improper factors in deciding not to regulate carbon dioxide emissions from motor vehicles under the Clean Air Act and a federal court of appeals has reinstated nuisance claims against emitters of carbon dioxide, including several utility companies, alleging that such emissions contribute to global warming. Increased pressure for carbon dioxide emissions reduction also is coming from investor organizations. If legislation or regulations are passed at the federal or state levels imposing mandatory reductions of carbon dioxide and other greenhouse gases on generation facilities, the cost to us of such reductions could be significant.

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

To the extent our incurred supply costs are deemed imprudent by the applicable state regulatory commissions, we would not recover some of our costs, which could adversely impact our results of operations and liquidity.

Our wholesale costs for electricity and natural gas are recovered through various pass-through cost tracking mechanisms in each of the states we serve. The rates are established based upon projected market prices or contract obligations. As these variables change, we adjust our rates through our monthly trackers. To the extent our energy supply costs are deemed imprudent by the applicable state regulatory commissions, we would not recover some of our costs, which could adversely impact our results of operations.

We are required to procure almost all of our natural gas supply and a large portion of our Montana electric supply pursuant to contracts with third-party suppliers. In light of this reliance on third-party suppliers, we are exposed to certain risks in the event a third-party supplier is unable to satisfy its contractual obligation. If this occurred, then we might be required to purchase gas and/or electricity supply requirements in the energy markets, which may not be on commercially reasonable terms, if at all. If prices were higher in the energy markets, it could result in a temporary material under recovery that would reduce our liquidity.

Poor investment performance of plan assets of our defined benefit pension and post-retirement benefit plans, in addition to other factors impacting these costs, could unfavorably impact our results of operations and liquidity.

Our costs for providing defined benefit retirement and postretirement benefit plans are dependent upon a number of factors, including rate of return on plan assets, discount rates, other actuarial assumptions, and government regulation. Due to the unprecedented volatility in equity markets, we experienced plan asset market gains during 2009 in excess of 20%, as compared with plan asset market losses during 2008 in excess of 30%. In addition, interest rates (and corresponding discount rates) have declined dramatically during 2010. Without sustained growth in the plan assets over time and depending upon interest rate changes as well as other factors noted above, the costs of such plans reflected in our results of operations and financial position and cash funding obligations may change significantly from projections.

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

We have filed for and received advanced approval from the MPSC to construct the Mill Creek Generating Station at an estimated cost of approximately $202 million. The MPSC determined the $81 million cost of the gas turbines included in the estimate to be prudent, with the remainder of the project costs to be submitted for review upon completion of construction. As of September 30, 2010, we have capitalized approximately $161.3 million in construction work in process associated with the Mill Creek Generating Station. A portion of these future costs could potentially be deemed imprudent, which we would not be able to recover from customers.

In addition, as of September 30, 2010, we have capitalized approximately $15.5 million in preliminary survey and investigative costs associated with transmission projects. Should our efforts in these projects be unsuccessful, we could be subject to additional costs, termination payments under committed contracts, and/or the impairment of investments in these projects.

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

Operation of electric generating facilities involves risks, which can adversely affect energy output and efficiency levels. Most of our generating capacity is coal-fired. We rely on a limited number of suppliers of coal for our electric generation, making us vulnerable to increased prices for fuel as existing contracts expire or in the event of unanticipated interruptions in fuel supply. We are a captive rail shipper of the Burlington Northern Santa Fe Railway for shipments of coal to the Big Stone Plant (our largest source of generation in South Dakota), making us vulnerable to railroad capacity and operational issues and/or increased prices for coal transportation from a sole supplier. Operational risks also include facility shutdowns due to breakdown or failure of equipment or processes, labor disputes, operator error, catastrophic events such as fires, explosions, floods, and intentional acts of destruction or other similar occurrences affecting the electric generating facilities; and operational changes necessitated by environmental legislation or regulation. The loss of a major electric generating facility would require us to find other sources of supply, if available, and expose us to higher purchased power costs.

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

Northwestern Corporation
Date: October 28, 2010	By:	/s/ BRIAN B. BIRD
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