Form 10-Q/A
period 2010-10-27
NORTHWESTERN CORP
filed 2010-10-28
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

NorthWestern Corporation (the Company) is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on October 28, 2010 (the “Form 10-Q”), for the sole purpose of furnishing the Interactive Data File as Exhibit 101. The Interactive Data File was inadvertently omitted from the Form 10-Q due to technical difficulties associated with the Company’s use of its EDGAR filing software.

No other changes have been made to the Form 10-Q and this Form 10-Q/A does not modify or update any related disclosures made in the Form 10-Q.

PART II – OTHER INFORMATION

ITEM 6.                      EXHIBITS

See Index to Exhibits beginning on page 3.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northwestern Corporation
Date: October 28, 2010	By:	/s/ KENDALL G. KLIEWER
Kendall G. Kliewer
Vice President and Controller
Duly Authorized Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
**31.1	Certification of chief executive officer.
**31.2	Certification of chief financial officer.
**32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	Previously filed on October 28, 2010, as part of the original filing of the Form 10-Q as of September 30, 2010 (File No. 1-10499).

*
Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.