Form 10-Q
period 2011-03-31
NORTHWESTERN CORP
filed 2011-04-27
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Common Stock, Par Value $0.01
36,257,086 shares outstanding at April 22, 2011

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

•
we have capitalized approximately $17.3 million in preliminary survey and investigative costs related to our proposed Mountain States Transmission Intertie (MSTI) transmission project. If our efforts to complete MSTI are not successful we may have to write-off all or a portion of these costs which could have a material adverse effect on our results of operations;

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	March 31, 2011	December 31, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$7,180	$6,234
Restricted cash	12,596	12,862
Accounts receivable, net	144,725	143,304
Inventories	26,853	50,701
Regulatory assets	50,771	59,993
Deferred income taxes	20,234	24,052
Other	8,673	5,908
Total current assets	271,032	303,054
Property, plant, and equipment, net	2,127,254	2,117,977
Goodwill	355,128	355,128
Regulatory assets	224,896	222,341
Other noncurrent assets	38,129	39,169
Total assets	$3,016,439	$3,037,669
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$1,300	$1,276
Current maturities of long-term debt	6,750	6,578
Short-term borrowings	85,989	—
Accounts payable	52,052	75,042
Accrued expenses	225,485	203,900
Regulatory liabilities	23,187	17,173
Total current liabilities	394,763	303,969
Long-term capital leases	33,957	34,288
Long-term debt	905,003	1,061,780
Deferred income taxes	248,487	232,709
Noncurrent regulatory liabilities	256,079	251,133
Other noncurrent liabilities	337,318	333,443
Total liabilities	2,175,607	2,217,322
Commitments and Contingencies (Note 13)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 39,820,239 and 36,252,743 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	398	398
Treasury stock at cost	(90,373)	(90,427)
Paid-in capital	814,955	813,878
Retained earnings	107,584	87,984
Accumulated other comprehensive income	8,268	8,514
Total shareholders' equity	840,832	820,347
Total liabilities and shareholders' equity	$3,016,439	$3,037,669
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues
Electric	$208,622	$203,839
Gas	129,212	130,019
Other	426	315
Total Revenues	338,260	334,173
Operating Expenses
Cost of sales	162,071	172,827
Operating, general and administrative	67,383	58,308
Property and other taxes	25,396	22,968
Depreciation	25,315	22,875
Total Operating Expenses	280,165	276,978
Operating Income	58,095	57,195
Interest Expense, net	(17,147)	(17,050)
Other Income	805	753
Income Before Income Taxes	41,753	40,898
Income Tax Expense	(9,178)	(12,180)
Net Income	$32,575	$28,718
Average Common Shares Outstanding	36,242	36,169
Basic Earnings per Average Common Share	$0.90	$0.79
Diluted Earnings per Average Common Share	$0.89	$0.79
Dividends Declared per Average Common Share	$0.360	$0.340

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net Income	$32,575	$28,718
Items not affecting cash:
Depreciation	25,315	22,875
Amortization of debt issue costs, discount and deferred hedge gain	398	531
Amortization of restricted stock	560	490
Equity portion of allowance for funds used during construction	(261)	(848)
Gain on sale of assets	—	(78)
Deferred income taxes	19,596	16,927
Changes in current assets and liabilities:
Restricted cash	266	200
Accounts receivable	(1,421)	9,478
Inventories	23,848	19,169
Other current assets	(2,765)	2,214
Accounts payable	(17,369)	(17,467)
Accrued expenses	26,490	21,693
Regulatory assets	6,123	412
Regulatory liabilities	6,014	(2,719)
Other noncurrent assets	(2,751)	809
Other noncurrent liabilities	5,462	3,866
Cash provided by operating activities	122,080	106,270
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(37,580)	(57,796)
Cash used in investing activities	(37,580)	(57,796)
FINANCING ACTIVITIES:
Treasury stock activity	55	25
Dividends on common stock	(12,975)	(12,231)
Repayments on long-term debt	(3,623)	(3,396)
Line of credit borrowings	80,000	201,000
Line of credit repayments	(233,000)	(231,000)
Issuances of short-term borrowings, net	85,989	—
Financing costs	—	(88)
Cash used in financing activities	(83,554)	(45,690)
Increase in Cash and Cash Equivalents	946	2,784
Cash and Cash Equivalents, beginning of period	6,234	4,344
Cash and Cash Equivalents, end of period	$7,180	$7,128
Supplemental Cash Flow Information:
Cash paid during the period for:
Income Taxes	—	—
Interest	9,584	9,529
Significant non-cash transactions:
Capital expenditures included in accounts payable	1,695	5,950

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to March 31, 2011, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

The Financial Statements included herein have been prepared by NorthWestern, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the condensed disclosures provided are adequate to make the information presented not misleading. Management recommends that these unaudited Financial Statements be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Variable Interest Entities

A reporting company is required to consolidate a variable interest entity (VIE) as its primary beneficiary, which means it has a controlling financial interest, when it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. An entity is considered to be a VIE when its total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, or its equity investors, as a group, lack the characteristics of having a controlling financial interest. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain Qualifying Facility (QF) plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 Megawatt (MW) coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per Megawatt Hour (MWH) (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $435.5 million through 2024.

(2) New Accounting Standards

There have been no new accounting pronouncements or changes in accounting pronouncements issued or adopted during the three months ended March 31, 2011 that are of significance, or potential significance, to us.

(3)	Income Taxes

Our effective tax rate was 22.0% for the three months ended March 31, 2011. The effective tax rate is significantly lower than the statutory rate primarily due to a tax benefit of approximately $4.0 million recognized for repair costs and $2.6 million related to accelerated tax depreciation based on flow-through regulatory treatment.

Uncertain Tax Positions

We have unrecognized tax benefits of approximately $120.7 million as of March 31, 2011, including approximately $80.2 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitations within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2011, we have not recognized expense for interest or penalties, and do not have any amounts accrued at March 31, 2011 and December 31, 2010, respectively, for the payment of interest and penalties.

Our federal tax returns from 2000 forward remain subject to examination by the Internal Revenue Service.

(4)	Goodwill

There were no changes in our goodwill during the three months ended March 31, 2011. Goodwill by segment is as follows for both March 31, 2011 and December 31, 2010 (in thousands):

Electric	$241,100
Natural gas	114,028
$355,128

(5)	Other Comprehensive Income

The following table displays the components of Other Comprehensive Income (OCI), which is included in Shareholders’ Equity on the Condensed Consolidated Balance Sheets (in thousands).

	Three Months Ended March 31,
	2011	2010
Net income	$32,575	$28,718
Other comprehensive income, net of tax:
Reclassification of net gains on hedging instruments from OCI to net income	(297)	(297)
Foreign currency translation	51	63
Comprehensive income	$32,329	$28,484

(6)	Risk Management and Hedging Activities

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

Normal Purchases and Normal Sales

We have applied the normal purchase and normal sale scope exception (NPNS) to most of our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Financial Statements at March 31, 2011 and December 31, 2010. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

Mark-to-Market Accounting

Certain contracts for the purchase of natural gas associated with our gas utility operations do not qualify for NPNS. These are typically forward purchase contracts for natural gas where we lock in a fixed price; however, the contracts are settled financially and we do not take physical delivery of the natural gas. We use the mark-to-market method of accounting for these derivative contracts as we do not elect hedge accounting. Upon settlement of these contracts, associated proceeds or costs are refunded to or collected from our customers consistent with regulatory requirements; therefore, we record a regulatory asset or liability based on changes in market value.

The following table represents the fair value and location of derivative instruments subject to mark-to-market accounting (in thousands). For more information on the determination of fair value see Note 7.

Mark-to-Market Transactions	Balance Sheet Location	March 31, 2011	December 31, 2010

Natural gas net derivative liability	Accrued Expenses	$26,622	$29,712

The following table represents the net change in fair value for these derivatives (in thousands):

	Unrealized gain (loss) recognized in Regulatory Assets
	Three Months Ended
Derivatives Subject to Regulatory Deferral	March 31, 2011	March 31, 2010

Natural gas	$3,090	$(13,249)

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

The following table presents, as of March 31, 2011, the aggregate fair value of forward purchase contracts that do not qualify for NPNS that contain credit risk-related contingent features. If the credit risk-related contingent features underlying these agreements were triggered as of March 31, 2011, the collateral posting requirements would be as follows (in thousands):

Contracts with Contingent Feature	Fair Value Liability	Posted Collateral	Contingent Collateral

Credit rating	$16,447	$—	$16,447

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

	Location of gain reclassified from AOCI to Income	Three months ended March 31, 2011 and 2010

Amount of gain reclassified from AOCI	Interest Expense	$297

Approximately $9.0 million of the gain on these cash flow hedges is remaining in AOCI as of March 31, 2011, and we expect to reclassify approximately $1.2 million from AOCI into interest expense during the next twelve months. These gains relate to swaps previously terminated, and we have no current interest rate swaps outstanding.

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

We classify assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. The table below sets forth by level within the fair value hierarchy the gross components of our assets and liabilities measured at fair value on a recurring basis. Normal purchases and sales transactions are not included in the fair values by source table as they are not recorded at fair value. There were no transfers between levels for the periods presented. See Note 6 for further discussion.

March 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
Restricted cash	$12,057	$—	$—	$—	$12,057
Rabbi trust investments	6,295	—	—	—	6,295
Derivative liability (1)	—	(26,622)	—	—	(26,622)
Total	$18,352	$(26,622)	$—	$—	$(8,270)

December 31, 2010
Restricted Cash	$12,297	$—	$—	$—	$12,297
Rabbi Trust Investments	5,495	—	—	—	5,495
Derivative asset (1)	—	1,620	—	—	1,620
Derivative liability (1)	—	(31,332)	—	—	(31,332)
Net derivative liability	—	(29,712)	—	—	(29,712)
Total	$17,792	$(29,712)	$—	$—	$(11,920)
_________________________

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

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt (including current portion)	$911,753	$992,387	$1,068,358	$1,137,148

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies; however, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange.

Short-term borrowings includes commercial paper, which is recorded at carrying value as a reasonable estimate of fair value and excluded above. We determined fair values for long-term debt based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities, except for publicly traded debt, for which fair value is based on market prices for the same or similar issues or upon the quoted market prices of U.S. treasury issues having a similar term to maturity, adjusted for our bond issuance rating and the present value of future cash flows.

(8)	Financing Activities
On February 8, 2011, we entered into a commercial paper program under which we may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $250 million to provide an alternative financing source for our short-term liquidity needs. The maturities of the commercial paper issuances will vary, but may not exceed 270 days from the date of issue. Commercial paper issuances are supported by available capacity under our $250 million unsecured revolving line of credit, which expires in June 2012.

(9)	Regulatory Matters

Montana General Rate Case

In December 2010, we received a final order from the Montana Public Service Commission (MPSC) approving our joint Stipulation and Settlement Agreement (Stipulation) with the Montana Consumer Counsel (MCC) regarding the revenue requirement portion of the rate filing. Key provisions of the final order are as follows:

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

The order included an additional MPSC requirement to implement a modified lost revenue adjustment mechanism (previously proposed as a decoupling mechanism), an inclining block rate structure for electric energy supply customers, and a reduction to the authorized return on equity in the Stipulation for base electric rates from 10.25% to 10.0%. The change in return on equity reduced the electric revenue requirement increase from $7.7 million to $6.4 million. We have recognized revenue and implemented rates consistent with the MPSC's final order; however, we appealed the MPSC's decision to the Montana district court due to the required implementation of a modified lost revenue adjustment mechanism and the related reduction in return on equity and the block rate design. We exchanged counter offers with the MPSC to settle this matter. In April 2011, the MPSC accepted our district court counter offer, which removes the modified lost revenue adjustment mechanism, inclining block rate structure, and reinstates a 10.25% return on equity, previously contained in the Stipulation. In addition, to settle the district court case we agreed to a $0.7 million reduction of electric rates as compared to the original Stipulation.
Montana Electric Supply Tracker

Each year we submit electric and natural gas tracker filings for recovery of supply costs for the 12-month period ended June 30 and for the projected supply costs for the next 12-month period. The MPSC reviews such filings and makes its cost recovery determination based on whether or not our electric and natural gas energy supply procurement activities were prudent. During April 2011, the MPSC found that our electric supply costs through the period ended June 30, 2010 were prudently incurred.

Dave Gates Generating Station at Mill Creek (formerly Mill Creek Generating Station) (DGGS)

On December 31, 2010, we completed construction of DGGS, a 150 MW natural gas fired facility and began commercial operations on January 1, 2011. The facility provides regulating resources (in place of previously contracted costs for ancillary services) to balance our transmission system in Montana to maintain reliability and enable wind power to be integrated onto the network to meet renewable energy portfolio needs. Total project costs through March 31, 2011 were approximately $183 million.

Approximately 80% of our revenues related to the facility are subject to jurisdiction of the MPSC and approximately 20% are subject to jurisdiction of the Federal Energy Regulatory Commission (FERC). In October 2010, the FERC approved interim rates to reflect the estimated cost of service under Schedule 3 (Regulation and Frequency Response) of the Open Access Transmission Tariff (OATT). In November 2010, the MPSC approved interim rates based on the originally estimated construction costs of $202 million. The interim rates under both orders became effective beginning January 1, 2011. The respective interim rates are subject to refund plus interest pending final resolution in both jurisdictions.

On March 31, 2011, we made a compliance filing with the MPSC that will be used to conduct a final cost review and establish final rates. As a result of the lower than estimated construction costs and estimated impact of the flow-through of accelerated tax depreciation, we also reduced our interim rate request, which the MPSC authorized to take effect beginning May 1, 2011. We anticipate this review process will take approximately nine months; however a procedural schedule has not been established.

During March 2011, we began settlement discussions with FERC Staff and large customers receiving service under Schedule 3 of the OATT. We anticipate the settlement discussions will take approximately nine months.

We have recognized revenues associated with DGGS based on our current best estimate of final resolution before the MPSC and the FERC. There is significant uncertainty related to the ultimate resolution of cost allocations between the two jurisdictions, which could result in an inability to fully recover our costs, as well as requiring us to refund more interim revenues than our current estimate.

Mountain States Transmission Intertie (MSTI) Project

We have been involved in an open season process for our proposed MSTI line . Under our original timeline, we anticipated completing the open season process by the end of 2010. During 2010, a lawsuit was filed against the Montana Department of Environmental Quality (MDEQ) by Jefferson County, Montana, regarding the County's ability to be more involved in the siting and routing of MSTI. On September 8, 2010, the Montana District Court agreed with Jefferson County and (i) required the MDEQ to consult with Jefferson County in the preparation of the environmental impact statement (EIS) concerning the project and (ii) enjoined the MDEQ from releasing the draft EIS until that consultation occurs. In January 2011, MDEQ appealed the decision to the Montana Supreme Court. In February 2011, we also appealed the decision to the Montana Supreme Court. In addition to this lawsuit, due to general economic conditions, lack of clarity around federal legislation on renewables and uncertainty in the California renewable standards we have extended the open season process for the proposed MSTI line until December 31, 2011. We have capitalized approximately $17.3 million of preliminary survey and investigative costs associated with the MSTI transmission project. If our efforts to complete MSTI are not successful we may have to write-off all or a portion of these costs, which could have a material adverse effect on our results of operations.

Distribution System Infrastructure Project

In March 2011, the MPSC approved a request for an accounting order to defer and amortize certain incremental operating and maintenance costs up to $16.9 million for 2011 and 2012 over a five-year period beginning in 2013 associated with the phase-in portion of the Montana Distribution System Infrastructure Project (DSIP). The order does not specify the future regulatory treatment of the costs. We have not deferred any costs to date. We expect incremental costs related to the DSIP project to be approximately $7.2 million and $9.7 million, respectively in 2011 and 2012.  In addition, we are currently projecting capital expenditures under the DSIP to be approximately $287 million over a seven-year time span beginning in 2011. We are evaluating both the form and timing of our next DSIP related filing with the MPSC. Filing alternatives could consist of (i) a formal advanced approval for the DSIP or (ii) an informational filing followed by more frequent general rate cases. Based on current circumstances, along with the MPSC's recent approval of the accounting order, we anticipate the latter.

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

Three Months Ended
March 31, 2011	Electric	Gas	Other	Eliminations	Total
Operating revenues	$208,622	$129,212	$426	$—	$338,260
Cost of sales	84,446	77,625	—	—	162,071
Gross margin	124,176	51,587	426	—	176,189
Operating, general and administrative	45,286	21,448	649	—	67,383
Property and other taxes	18,741	6,652	3	—	25,396
Depreciation	20,354	4,953	8	—	25,315
Operating income (loss)	39,795	18,534	(234)	—	58,095
Interest expense	(13,527)	(2,665)	(955)	—	(17,147)
Other income	615	164	26	—	805
Income tax expense	(3,921)	(4,570)	(687)	—	(9,178)
Net income (loss)	$22,962	$11,463	$(1,850)	$—	$32,575
Total assets	$2,123,470	$880,688	$12,281	$—	$3,016,439
Capital expenditures	$26,094	$11,486	$—	$—	$37,580

Three Months Ended
March 31, 2010	Electric	Gas	Other	Eliminations	Total
Operating revenues	$203,839	$130,019	$315	$—	$334,173
Cost of sales	91,065	81,762	—	—	172,827
Gross margin	112,774	48,257	315	—	161,346
Operating, general and administrative	40,016	17,893	399	—	58,308
Property and other taxes	16,773	6,154	41	—	22,968
Depreciation	18,504	4,363	8	—	22,875
Operating income (loss)	37,481	19,847	(133)	—	57,195
Interest expense	(13,193)	(3,145)	(712)	—	(17,050)
Other income	457	269	27	—	753
Income tax (expense) benefit	(6,534)	(5,739)	93	—	(12,180)
Net income (loss)	$18,211	$11,232	$(725)	$—	28,718
Total assets	$1,975,156	$824,754	$14,727	$—	$2,814,637
Capital expenditures	$52,248	$5,548	$—	$—	$57,796

(11)	Earnings Per Share

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

Average shares used in computing the basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
Basic computation	36,241,904	36,168,703
Dilutive effect of
Restricted stock and performance share awards (1)	221,966	337,371

Diluted computation	36,463,870	36,506,074
_________________________
(1)           Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

(12)	Employee Benefit Plans

Net periodic benefit cost (income) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Components of Net Periodic Benefit Cost (Income)
Service cost	$2,782	$2,333	$126	$121
Interest cost	6,087	6,019	327	391
Expected return on plan assets	(7,535)	(7,353)	(296)	(296)
Amortization of prior service cost	62	61	(488)	(441)
Recognized actuarial loss	592	—	122	495
Net Periodic Benefit Cost (Income)	$1,988	$1,060	$(209)	$270

We expect to contribute approximately $11.7 million to our pension plans during 2011.

(13)	Commitments and Contingencies

ENVIRONMENTAL LIABILITIES AND REGULATION

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

Our liability for environmental remediation obligations is estimated to range between $29.3 million to $38.9 million. As of March 31, 2011, we have a reserve of approximately $32.4 million. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. Over time, as specific laws are implemented and we gain experience in operating under them, a portion of the costs related to such laws will become determinable, and we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material adverse effect on our consolidated financial position or ongoing operations.

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

We also own sites in North Platte, Kearney and Grand Island, Nebraska on which former manufactured gas facilities were located. During 2005, the Nebraska Department of Environmental Quality (NDEQ) conducted Phase II investigations of soil and groundwater at our Kearney and Grand Island sites. During 2006, the NDEQ released to us the Phase II Limited Subsurface Assessments performed by the NDEQ's environmental consulting firm for Kearney and Grand Island. In February 2011, NDEQ completed an Abbreviated Preliminary Assessment and Site Investigation Reports for Grand Island, which recommended additional ground water testing. Our reserve estimate includes assumptions for additional ground water testing. At present, we cannot determine with a reasonable degree of certainty the nature and timing of any risk-based remedial action at our Nebraska locations.

In addition, we own or have responsibility for sites in Butte, Missoula and Helena, Montana on which former manufactured gas plants were located. An investigation conducted at the Missoula site did not require entry into the MDEQ voluntary remediation program, but required preparation of a groundwater monitoring plan. The Butte and Helena sites were placed into the MDEQ's voluntary remediation program for cleanup due to excess regulated pollutants in the groundwater. We have conducted additional groundwater monitoring at the Butte and Missoula sites and, at this time, we believe natural attenuation should address the conditions at these sites; however, additional groundwater monitoring will be necessary. Monitoring of groundwater at the Helena site is ongoing and will be necessary for an extended time. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of risk-based remedial action at the Helena site or if any additional actions beyond monitored natural attenuation will be required.

Global Climate Change

There are national and international efforts to adopt measures related to global climate change and the contribution of emissions of greenhouse gases (GHG) including, most significantly, carbon dioxide. These efforts include legislative proposals and U.S. Environmental Protection Agency (EPA) regulations at the federal level, actions at the state level, as well as litigation relating to GHG emissions.

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

The EPA issued a finding during 2009 that GHG emissions endanger the public health and welfare. The EPA's finding indicated that the current and projected levels of six GHG emissions - carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride contribute to climate change. In a related matter, in June 2010, the EPA also adopted rules that would phase in requirements for all new or modified “stationary sources,” such as power plants, that emit 100,000 tons of greenhouse gases per year or modified sources that increase emissions by 75,000 tons per year to obtain permits incorporating the “best available control technology” for such emissions. These thresholds were effective January 2, 2011, apply for six years and will be reviewed by the U.S. EPA for future applicability thereafter. Under the regulations, new and modified major stationary sources could be required to install best available control technology, to be determined on a case-by-case basis.

Also, in December 2010, the EPA entered into an agreement to settle litigation brought by states and environmental groups whereby the EPA agreed to issue New Source Performance Standards for GHG emissions from certain new and modified electric generating units and “emissions guidelines” for existing units over the next two years. Pursuant to this settlement agreement, EPA agreed to issue proposed rules by July 2011 and final rules by May 2012.

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

Interstate Transport - On July 6, 2010, the EPA published its proposed Transport Rule as the replacement to the Clean Air Interstate Rule that had been remanded by a Federal court decision due to a number of legal deficiencies. The proposed Transport Rule is the first of a number of significant regulations that the EPA expects to issue that will impose more stringent requirements relating to air, water and waste controls on electric generating units. Beginning with the proposed Transport Rule, the air requirements are expected to be implemented through a series of increasingly stringent regulations relating to conventional air pollutants (e.g., nitrogen oxide (NOx), sulfur dioxide (SO2) and particulate matter) as well as hazardous air pollutants (HAPs) (e.g., acid gases, mercury and other heavy metals). Under the proposal, the first phase of the NOx and SO2 emissions reductions under the proposed Transport Rule would commence in 2012, with further reductions of SO2 emissions proposed to become effective in 2014.

Coal Combustion Residuals (CCRs) - In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs under the Resource Conservation and Recovery Act (RCRA). CCRs include fly ash, bottom ash and scrubber wastes. Under one approach, the EPA would regulate CCRs as a hazardous waste under Subtitle C of RCRA. This approach would have very significant impacts on any coal-fired plant, and would require plants to retrofit their operations to comply with full hazardous waste requirements from the generation of CCRs and associated waste waters through transportation and disposal. This could also have a negative impact on the beneficial use of CCRs and the current markets. The second approach would regulate CCRs as a solid waste under Subtitle D of RCRA. This approach would only affect disposal and most significantly affect any wet disposal operations.  Under this approach, many of the current markets for beneficial uses of CCRs would not be affected. Currently, the plant operator of Colstrip Unit 4, a coal-fired generating facility in which we have a 30% interest, expects it could be significantly impacted by either approach. We cannot predict at this time the final requirements of the EPA's Transport Rule or CCR regulations and what impact, if any, they would have on our facilities, but the costs could be significant.

Hazardous Air Pollutant Emission Standards - Citing its authority under the Clean Air Act, in 2005, the EPA issued the Clean Air Act Mercury Regulations (CAMR) affecting coal-fired power plants.  Since CAMR was overturned by a 2008 decision by the U.S. Circuit Court, the EPA is now proceeding to develop standards imposing Maximum Achievable Control Technology (MACT) for mercury emissions and other hazardous air pollutants from electric generating units. In order to develop these standards, the EPA has collected information from coal- and oil-fired electric utility steam generating units. In March 2011, EPA proposed emission limits for acid gases, mercury and other hazardous metals. EPA is under a consent decree deadline to issue final MACT standards by November 2011, and compliance is statutorily required three years later. The costs of complying with the final MACT standards are not currently determinable, but could be significant.

Water Intakes - Section 316(b) of the Federal Clean Water Act requires that the location, design, construction and capacity of any cooling water intake structure reflect the “best available technology” for minimizing environmental impacts. Permits required for existing facilities are to be developed by the individual states using their best professional judgment until the EPA takes action to address several court decisions that rejected portions of previous rules and confirmed that EPA has discretion to consider costs relative to benefits in developing cooling water intake structure regulations. In March 2011, EPA proposed rules to address impingement and entrainment of aquatic organisms at existing cooling water intake structures. When final rules are issued and implemented, additional capital and/or increased operating costs may be incurred. The costs of complying with the final water intake standards are not currently determinable, but could be significant.

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

In addition, we have been notified by the operator of the Neal 4 generating facility, of which we have an 8.7% ownership, that the plant will require a scrubber similar to the Big Stone project to comply with the Clean Air Act. Capital expenditures are currently estimated to be approximately $230 - $240 million (our share is 8.7%), and are scheduled to commence in 2011 and be spread over the next three years.

Our incremental capital expenditures projections include amounts related to our share of the BART technologies at Big Stone and Neal 4 based on current estimates. Impacts could include future capital expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures and the purchase of emission allowances from market sources. We believe the cost of purchasing carbon emissions credits, or alternatively the proceeds from the sale of any excess carbon emissions credits would be included in our supply trackers and passed through to customers.

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

LEGAL PROCEEDINGS

Colstrip Energy Limited Partnership

In December 2006 and June 2007, the MPSC issued orders relating to certain QF long-term rates for the period July 1, 2003, through June 30, 2006. Colstrip Energy Limited Partnership (CELP) is a QF with which we have a power purchase agreement through June 2024. Under the terms of the power purchase agreement with CELP, energy and capacity rates were fixed through June 30, 2004 (with a small portion to be set by the MPSC's determination of rates in the annual avoided cost filing), and beginning July 1, 2004 through the end of the contract, energy and capacity rates are to be determined each year pursuant to a formula, with the rates to be used in that formula derived from the annual MPSC QF rate review. CELP initially appealed the MPSC's orders and then, in July 2007, filed a complaint against NorthWestern and the MPSC in Montana district court, which contested the MPSC's orders. CELP disputed inputs into the underlying rates used in the formula, which initially are calculated by us and reviewed by the MPSC on an annual basis, to calculate energy and capacity payments for the contract years 2004-2005 and 2005-2006. CELP claimed that NorthWestern breached the power purchase agreement causing damages, which CELP asserted to be approximately $23 million for contract years 2004-2005 and 2005-2006. The parties stipulated that

NorthWestern would not implement the final derived rates resulting from the MPSC orders, pending an ultimate decision on CELP's complaint. The Montana district court, on June 30, 2008, granted both a motion by the MPSC to bifurcate, having the effect of separating the issues between contract/tort claims against us and the administrative appeal of the MPSC's orders and a motion by us to refer the claims against us to arbitration. The order also stayed the appellate decision pending a decision in the arbitration proceedings. Arbitration was held in June 2009 and the arbitration panel entered its interim award in August 2009, holding that although NorthWestern failed to use certain data inputs required by the power purchase agreement, CELP was entitled to neither damages for contract years 2004-2005 or 2005-2006, nor to recalculation of the underlying MPSC filings for those years, effectively finalizing CELP's contract rates for those years. We requested clarification from the arbitration panel as to its intent regarding the applicable rates. On November 2, 2009, we received the final award from the arbitration panel which confirmed that the filed rates for 2004-2005 and 2005-2006 are not required to be recalculated. In affirming its interim award, the arbitration panel also denied CELP's request for attorney fees, holding that each party would be responsible for its own fees. On June 15, 2010, the Montana district court confirmed the final arbitration panel award and denied CELP's motion to vacate, modify or correct the award. CELP has appealed the decision to the Montana Supreme Court (MSC). We participated in a court-ordered mediation with CELP on September 13, 2010, but were unable to resolve the claims. All appellate briefs have been submitted to the MSC, which has advised the parties that it will not hold oral argument on the appeal. Thus, we await a decision on the merits by the MSC. On October 31, 2010, NorthWestern filed with the MPSC, consistent with the direction of the arbitration panel, for a determination of the inputs that will be used to calculate contract rates for periods subsequent to June 30, 2006. Due to the uncertainty around resolution of this matter, we currently are unable to predict its outcome. In addition, settlement discussions concerning these claims are ongoing.

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

Maryland Street

On March 16, 2009, Monsignor John F. McCarthy, the duly appointed personal representative for the Estate of his brother, Father James C. McCarthy, filed a wrongful death lawsuit against NorthWestern and one of our employees in the District Court of Butte-Silver Bow County, Montana for injuries that Fr. McCarthy received in an April 2007 natural gas explosion at his residence. The lawsuit alleged negligence and strict liability with respect to the maintenance and operation of the natural gas distribution system that served the residence. Fr. McCarthy died in November 2007, allegedly because of injuries sustained in the explosion. The plaintiff sought unspecified compensatory and punitive damages and other equitable relief, costs and attorneys' fees. The lawsuit was settled in January 2011 without a material impact on our financial position, results of operations or cash flows. The District Court signed a stipulated motion for dismissal, with prejudice, on March 29, 2011.

Bozeman Explosion

On March 5, 2009, a natural gas explosion occurred in downtown Bozeman, Montana, resulting in one fatality, the destruction of or damage to several buildings and the businesses in them, and damage to other nearby properties and businesses. Thirty-three lawsuits have been filed against NorthWestern in the District Court of Gallatin County, Montana, and a number of additional claims not currently in litigation also have been made against us. We have approximately $150 million of insurance coverage available for known and potential claims arising from the explosion. We tendered our self-insured retention under those policies to our insurance carriers, who accepted the tender and assumed the defense and handling of the existing and potential additional lawsuits and claims arising from the incident.

Settlements were reached in eight cases, including the wrongful death case, during mediations in November 2010, and we subsequently have settled a number of the remaining cases and claims. There are currently thirteen remaining property damage and business loss cases pending, three of which are scheduled for trial in the fall of 2011. While we cannot predict an outcome, we intend to continue vigorously defending against the lawsuits. An additional number of claims not in litigation remain pending and are being handled by our primary insurance carrier.

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

OVERVIEW

NorthWestern Corporation, doing business as Northwestern Energy, provides electricity and natural gas to approximately 665,000 customers in Montana, South Dakota and Nebraska. For a discussion of NorthWestern’s business strategy, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

SUMMARY

Significant achievements during the three months ended March 31, 2011 include:

•	Improvement in net income of approximately $3.9 million as compared with 2010, due primarily to improved margin and lower income tax expense, offset in part by increased operating expenses;

•	Began commercial operations of the 150 MW Dave Gates Generating Station at Mill Creek on January 1, 2011, with total project costs of approximately $183 million (see additional discussion below);

•
Received approval from the MPSC of an accounting order to defer and amortize certain incremental operating and maintenance costs up to $16.9 million for 2011 and 2012 associated with our Distribution System Infrastructure Project;

•	Upgrade of our senior secured and senior unsecured credit ratings by Moody's Investors Service (Moody's); and

•
Entering into a commercial paper program under which we may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $250 million to provide an alternative financing source to fund short-term liquidity needs.

Supply Investments
Dave Gates Generating Station at Mill Creek
On March 19, 2011, our Vice President of Wholesale Operations, David G. Gates, was tragically killed in a private plane crash. On March 26, 2011 our Board of Directors renamed the Mill Creek Generating Station as the Dave Gates Generating Station at Mill Creek (DGGS) to posthumously recognize Gates’ significant contributions to the company. On December 31, 2010, we completed construction of DGGS, a 150 MW natural gas fired facility and began commercial operations on January 1, 2011. The facility provides regulating resources (in place of previously contracted costs for ancillary services) to balance our transmission system in Montana to maintain reliability and enable wind power to be integrated onto the network to meet renewable energy portfolio needs.
Approximately 80% of our revenues related to the facility are subject to jurisdiction of the MPSC and approximately 20% are subject to jurisdiction of the FERC. In October 2010, the FERC approved interim rates to reflect the estimated cost of service under Schedule 3 of the OATT. In November 2010, the MPSC approved interim rates based on the originally estimated construction costs of $202 million. The interim rates under both orders became effective beginning January 1, 2011. The respective interim rates are subject to refund plus interest pending final resolution in both jurisdictions.
On March 31, 2011, we made a compliance filing with the MPSC that will be used to conduct a final cost review and establish final rates. As a result of the lower than estimated construction costs and estimated impact of the flow-through of accelerated tax depreciation, we also reduced our interim rate request, which the MPSC authorized to take effect beginning May 1, 2011. We anticipate this review process will take approximately nine months; however a procedural schedule has not been established.
During March 2011, we began settlement discussions with FERC Staff and large customers receiving service under Schedule 3 of the OATT. We anticipate the settlement discussions will take approximately nine months.
As compared to the year ended December 31, 2010, we expect the inclusion of DGGS in rate base to positively impact net income by approximately $6 - $8 million in 2011 after considering allowance for funds used during construction (AFUDC) capitalized during 2010, lower than estimated construction costs, lower debt rates and the estimated impact of the flow-through of accelerated tax depreciation. There is significant uncertainty regarding the ultimate resolution of cost allocations between the MPSC and FERC jurisdictions, and we have recognized revenues associated with DGGS based on our current best estimate of final resolution. The ultimate resolution of the allocation of costs between jurisdictions could result in an inability to fully recover our costs, as well as requiring us to refund more interim revenues than our current estimate and have a material adverse affect on our results of operations.

Wind Generation
We had previously announced entering into memoranda of understanding with two wind developers that would have provided approximately 48 MWs. We have decided to move forward with only one of those developers. In April 2011, we executed an agreement to purchase a wind project in Judith Basin County in Montana to be developed and constructed by Spion Kop Wind, LLC, a wholly-owned subsidiary of Compass Wind, LLC (Compass) that would provide approximately 40 MWs of capacity for $77.9 million, with an estimate for the total project of approximately $85 - $90 million. Both the energy and associated renewable energy credits will be placed into the electric supply portfolio and used to meet future renewable portfolio standards obligations.
The purchase is conditioned on pre-approval by the MPSC to include the project in regulated rate base as an electric supply resource. We expect to file an application for pre-approval with the MPSC during the second quarter of 2011, which would be followed by a procedural process of up to nine months. If the MPSC fails to grant approval on or before April 1, 2012, then either party may terminate this agreement. Material construction would not commence until we receive a favorable ruling from the MPSC, with commercial operation projected to begin by the end of 2012.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended March 31, 2011 Compared with the Three Months Ended March 31, 2010

	Three Months Ended March 31,
	2011	2010	Change	% Change
	(in millions)
Operating Revenues
Electric	$208.6	$203.8	$4.8	2.4%
Natural Gas	129.2	130.0	(0.8)	(0.6)
Other	0.4	0.3	0.1	33.3
	$338.2	$334.1	$4.1	1.2%

	Three Months Ended March 31,
	2011	2010	Change	% Change
	(in millions)
Cost of Sales
Electric	$84.4	$91.0	$(6.6)	(7.3)%
Natural Gas	77.6	81.8	(4.2)	(5.1)
	$162.0	$172.8	$(10.8)	(6.3)%

	Three Months Ended March 31,
	2011	2010	Change	% Change
	(in millions)
Gross Margin
Electric	$124.2	$112.8	$11.4	10.1%
Natural Gas	51.6	48.2	3.4	7.1
Other	0.4	0.3	0.1	33.3
	$176.2	$161.3	$14.9	9.2%

Consolidated gross margin was $176.2 million for the three months ended March 31, 2011, an increase of $14.9 million, or 9.2%, from gross margin in 2010. Primary components of this change include the following:

Gross Margin 2011 vs. 2010
(in millions)
DGGS interim rates (subject to refund)	$7.5
Electric and natural gas retail volumes	6.2
Montana electric rate increase	1.9
Expiration of a power sales agreement	1.5
South Dakota wholesale electric	(0.7)
Transmission capacity	(0.6)
Reclamation settlement received during 2010	(0.5)
Montana natural gas rate decrease	(0.3)
Other	(0.1)
Increase in Consolidated Gross Margin	$14.9

This $14.9 million increase in gross margin includes the following:

•
DGGS revenues based on our current best estimate of final resolution of applicable rate proceedings as discussed above in the "Summary" section. DGGS rates charged to Montana retail customers are based on total Montana retail volumes and will fluctuate quarterly based on the cyclical nature of our business;

•	An increase in electric and natural gas retail volumes due primarily to colder winter weather;

•	An increase in Montana electric transmission and distribution rates; and

•	The expiration in December 2010 of a power sales agreement related to Colstrip Unit 4.

These increases were partly offset by the following:

•	Lower wholesale electric sales in South Dakota;

•	Lower transmission capacity revenues due to decreased demand;

•	Higher cost of sales due to a settlement in 2010 to recover previously incurred reclamation costs associated with the coal supply at Colstrip; and

•	A decrease in Montana natural gas transmission and distribution rates.

	Three Months Ended March 31,
	2011	2010	Change	% Change
	(in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$67.4	$58.3	$9.1	15.6%
Property and other taxes	25.4	23.0	2.4	10.4
Depreciation	25.3	22.9	2.4	10.5
	$118.1	$104.2	$13.9	13.3%

Consolidated operating, general and administrative expenses were $67.4 million for the three months ended March 31, 2011, as compared with $58.3 million for the three months ended March 31, 2010. Primary components of this change include the following:

Operating, General & Administrative Expenses
2011 vs. 2010
(Millions of Dollars)
Labor	$3.4
Operating and maintenance	2.0
Insurance reserves	1.3
DGGS	1.3
Pension	0.4
Other	0.7
Increase in Operating, General & Administrative Expenses	$9.1

The increase in operating, general and administrative expenses of $9.1 million was primarily due to the following:

•	Increased labor costs due primarily to compensation increases and more time spent by employees on maintenance projects (which are expensed) rather than capital projects;

•	Increased operating and maintenance costs, primarily due to proactive line maintenance;

•
Higher insurance reserves due to workers compensation and general liability matters. In addition, results for the three months ended March 31, 2010 included a favorable arbitration decision of $0.8 million;

•	The operations of DGGS in 2011; and

•	Higher pension expense, however, based on current assumptions we expect the annual pension expense for 2011 to be comparable with 2010 due to the regulatory treatment of our Montana pension plan.

Property and other taxes was $25.4 million for the three months ended March 31, 2011 as compared with $23.0 million in the first quarter of 2010, due primarily to plant additions, including the addition of DGGS.

Depreciation expense was $25.3 million for the three months ended March 31, 2011 as compared with $22.9 million in the first quarter of 2010. This increase was primarily due to plant additions, including DGGS.

Consolidated operating income for the three months ended March 31, 2011 was $58.1 million, as compared with $57.2 million in the first quarter of 2010. This increase was primarily due to an increase in gross margin partially offset by higher operating, general and administrative expenses discussed above.

Consolidated interest expense for the three months ended March 31, 2011 remained flat as compared to the same period in 2010, with lower rates on debt outstanding offset by lower capitalization of AFUDC as DGGS began operating in January 2011.

Consolidated income tax expense for the three months ended March 31, 2011 was $9.2 million as compared with a $12.2 million in the same period of 2010. The effective tax rate in 2011 was 22.0% as compared with 29.8% for the same period of 2010. The decrease in the effective tax rate was primarily due to the regulatory flow-through treatment of state accelerated depreciation deductions.

In September 2010, the Small Business Jobs Act of 2010 was signed into law extending bonus depreciation. This Act provides a bonus tax depreciation deduction ranging from 50% - 100% for qualified property acquired or constructed and placed into service during 2010 - 2012. We are continuing to assess the impact of this Act due to our regulatory tax accounting method that provides for the flow-through of certain state tax adjustments, including accelerated depreciation. Based on guidance from the Internal Revenue Service, we believe DGGS will qualify for a 50% bonus tax depreciation deduction in 2011. For the three months ended March 31, 2011, we recognized a total bonus depreciation related tax benefit of approximately $2.6 million as compared with no related benefit during the same period in 2010.

We currently expect our effective tax rate to range between 20% - 24% for 2011. We are currently reviewing tax planning strategies that may allow us to utilize more state NOL carryforwards that were set to expire in 2010 than our original estimate. This could result in a favorable tax benefit. We anticipate finalizing our review and filing our 2010 Federal tax return during the second quarter of 2011.

Consolidated net income for the three months ended March 31, 2011 was $32.6 million as compared with $28.7 million for the first quarter of 2010. This increase was primarily due to higher operating income and lower income tax expense as discussed above.

ELECTRIC SEGMENT

Three Months Ended March 31, 2011 Compared with the Three Months Ended March 31, 2010

	Results
	2011	2010	Change	% Change
	(in millions)
Retail revenue	$196.2	$170.4	$25.8	15.1%
Transmission	10.9	11.5	(0.6)	(5.2)
Wholesale	0.3	11.0	(10.7)	(97.3)
Regulatory amortization and other	1.2	10.9	(9.7)	(89.0)
Total Revenues	208.6	203.8	4.8	2.4
Total Cost of Sales	84.4	91.0	(6.6)	(7.3)
Gross Margin	$124.2	$112.8	$11.4	10.1%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2011	2010	2011	2010	2011	2010
	(in thousands)
Retail Electric
Montana	$75,663	$63,596	731	680	272,526	270,923
South Dakota	13,393	12,845	179	176	48,705	48,422
Residential	89,056	76,441	910	856	321,231	319,345
Montana	77,133	66,218	820	788	61,459	60,799
South Dakota	16,309	15,808	238	238	11,789	11,622
Commercial	93,442	82,026	1,058	1,026	73,248	72,421
Industrial	9,183	7,767	692	676	72	71
Other	4,520	4,205	24	24	4,620	4,623
Total Retail Electric	$196,201	$170,439	2,684	2,582	399,171	396,460
Wholesale Electric
Montana	$—	$9,934	—	204	N/A	N/A
South Dakota	309	1,078	31	39	N/A	N/A
Total Wholesale Electric	$309	$11,012	31	243	—	—

The following summarizes the components of the changes in electric margin for the three months ended March 31, 2011 and 2010:

Gross Margin 2011 vs. 2010
(Millions of Dollars)
DGGS interim rates (subject to refund)	$7.5
Retail volumes	3.1
Montana electric rate increase	1.9
Expiration of a power sales agreement	1.5
South Dakota wholesale	(0.7)
Operating expenses recovered in supply trackers	(0.7)
Transmission capacity	(0.6)
Reclamation settlement received during 2010	(0.5)
Other	(0.1)
Increase in Gross Margin	$11.4

The improvement in margin is primarily due to DGGS interim rates, as discussed above, an increase in retail volumes due primarily to colder weather in Montana and to a lesser extent customer growth, an increase in Montana rates, and the expiration in December 2010 of a power sales agreement related to Colstrip Unit 4.

These increases were offset in part by lower wholesale sales in South Dakota at lower average prices, lower revenues for operating expenses recovered in supply trackers primarily related to customer efficiency programs, a decline in transmission capacity demand, and the inclusion in the first quarter of 2010 of a settlement to recover previously incurred reclamation costs associated with the coal supply at Colstrip, which reduced cost of sales. Demand for transmission capacity can fluctuate substantially from year to year based on weather and market conditions in states to the South and West. For example, increased availability of local natural gas fired generation due to low natural gas prices and increased generation in the Pacific Northwest due to favorable hydro conditions may make it more economically viable to utilize local generation rather than transmit electricity from Montana over our transmission lines. We expect Pacific Northwest hydro conditions will continue to negatively affect demand for transmission capacity during the second quarter of 2011.

Retail volumes increased primarily due to colder weather and customer growth. Wholesale volumes decreased in South Dakota from lower plant utilization due to market conditions. We no longer have Montana wholesale volumes due to the expiration of a remaining wholesale supply contract associated with Colstrip. Beginning January 1, 2011 these volumes are used to supply our retail demand.

NATURAL GAS SEGMENT

Three Months Ended March 31, 2011 Compared with the Three Months Ended March 31, 2010

	Results
	2011	2010	Change	% Change
	(in millions)
Retail revenue	$121.0	$118.4	$2.6	2.2%
Wholesale and other	8.2	11.6	(3.4)	(29.3)
Total Revenues	129.2	130.0	(0.8)	(0.6)
Total Cost of Sales	77.6	81.8	(4.2)	(5.1)
Gross Margin	$51.6	$48.2	$3.4	7.1%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2011	2010	2011	2010	2011	2010
	(in thousands)
Retail Gas
Montana	$51,100	$44,620	5,638	4,954	159,029	158,294
South Dakota	13,306	14,551	1,599	1,567	37,712	37,574
Nebraska	11,486	12,833	1,382	1,448	36,949	36,875
Residential	75,892	72,004	8,619	7,969	233,690	232,743
Montana	26,438	22,413	2,915	2,484	22,273	22,090
South Dakota	9,302	13,268	1,332	1,732	5,954	5,962
Nebraska	8,242	9,506	1,287	1,355	4,636	4,606
Commercial	43,982	45,187	5,534	5,571	32,863	32,658
Industrial	691	826	78	94	282	292
Other	449	390	58	51	145	146
Total Retail Gas	$121,014	$118,407	14,289	13,685	266,980	265,839

2011 as compared with:
Heating Degree-Days	2010	Historic Average
Montana	11% Colder	4% Colder
South Dakota	2% Colder	11% Colder
Nebraska	3% Warmer	5% Colder

The following summarizes the components of the changes in natural gas margin for the three months ended March 31, 2011 and 2010:

Gross Margin 2011 vs. 2010
(Millions of Dollars)
Retail volumes	$3.1
Operating expenses recovered in supply trackers	0.7
Montana natural gas rate decrease	(0.3)
Other	(0.1)
Increase in Gross Margin	$3.4

This increase in margin was primarily due to colder winter weather in Montana and South Dakota and higher revenues for operating expenses recovered in supply trackers primarily related to customer efficiency programs. These increases were offset in part by a decrease in Montana natural gas rates. Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales. In addition, average natural gas supply prices increased resulting in higher retail revenues and cost of sales in 2011 as compared with 2010, with no impact to gross margin.

Retail residential and commercial volumes increased in Montana due to colder weather and customer growth. Retail residential volumes increased in South Dakota due to colder weather, while commercial volumes declined in South Dakota due primarily to higher usage for grain drying requirements during the first quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

We utilize short-term borrowings, including our revolving credit facility and commercial paper program to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. As of March 31, 2011, our total net liquidity was approximately $170.7 million, including $7.2 million of cash and $163.5 million of revolving credit facility availability. Revolving credit facility availability was $186.5 million as of April 22, 2011.

The following table presents additional information about short term borrowings during the first quarter of 2011 (in millions):

March 31, 2011	Short-term Borrowings
Amount outstanding	$86.0
Weighted average interest rate	0.42%
Daily average amount outstanding	$103.0
Weighted average interest rate	2.14%
Maximum amount outstanding	$153.0

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

As of March 31, 2011, we are under collected on our current Montana natural gas and electric trackers by approximately $2.7 million, as compared with an under collection of $14.1 million as of December 31, 2010, and an under collection of $4.0 million as of March 31, 2010.

Dodd-Frank – On July 21, 2010, President Obama signed into law new federal financial reform legislation, the Dodd-Frank Wall Street Reform and Consumer Protection Act. This financial reform legislation includes a provision that requires over-the-counter derivative transactions to be executed through an exchange or centrally cleared. Such clearing requirements would result in a significant change from our current practice of bilateral transactions and negotiated credit terms. An exemption to such clearing requirements is outlined in the legislation, and included in proposed regulations, for end users that enter into hedges to mitigate commercial risk. We expect to qualify under the end user exemption. At the same time, the legislation includes provisions under which the Commodity Futures Trading Commission (CFTC) may impose collateral requirements for transactions, including those that are used to hedge commercial risk. In addition, although the CFTC's proposed rules would not impose specific margin requirements on end users, the CFTC's proposed regulations would require swap dealers and major swap participants to have credit support arrangements with their end user counterparties. In addition, to the extent that our counterparties were banking entities, proposed rules issued by banking regulators would require the banking entities to calculate credit exposure limits for end user counterparties and collect margin when the credit exposure exceeds the limit.

Therefore, despite the end user exemption, concern remains that counterparties that do not qualify for the exemption will pass along the increased cost and margin requirements through higher prices and reductions in unsecured credit limits. We are unable to assess the impact of the financial reform legislation pending issuance of the final regulations implementing these provisions, which will not take effect until the later of July 16, 2011, or at least 60 days following publication of the applicable final rule.

Credit Ratings

Credit ratings impact our ability to obtain short- and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. Fitch Ratings (Fitch), Moody’s and Standard and Poor’s Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. As of April 22, 2011, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A-	BBB+	N/A	Stable
Moody’s	A2	Baa1	Prime-2	Stable
S&P	A-	BBB	A-2	Stable

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

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Three Months Ended March 31,
	2011	2010
Operating Activities
Net income	$32.6	$28.7
Non-cash adjustments to net income	45.6	39.9
Changes in working capital	41.2	33.0
Other	2.7	4.7
	122.1	106.3

Investing Activities
Property, plant and equipment additions	(37.6)	(57.8)
	(37.6)	(57.8)

Financing Activities
Net repayment of debt	(70.6)	(33.4)
Dividends on common stock	(13.0)	(12.2)
Other	0.1	(0.1)
	(83.5)	(45.7)

Net Increase in Cash and Cash Equivalents	$1.0	$2.8
Cash and Cash Equivalents, beginning of period	$6.2	$4.3
Cash and Cash Equivalents, end of period	$7.2	$7.1

Cash Provided by Operating Activities

As of March 31, 2011, cash and cash equivalents were $7.2 million as compared with $6.2 million at December 31, 2010 and $7.1 million at March 31, 2010. Cash provided by operating activities totaled $122.1 million for the three months ended March 31, 2011 as compared with $106.3 million during the three months ended March 31, 2010. This increase in operating cash flows is primarily related to improvements in the collection of our supply costs discussed above and increased net income.

Cash Used in Investing Activities

Cash used in investing activities decreased by approximately $20.2 million as compared with the first quarter of 2010 due primarily to additions related to the DGGS project in the prior year.

Cash Used in Financing Activities

Cash used in financing activities totaled approximately $83.5 million in the first quarter of 2011 as compared with approximately $45.7 million during the three months ended March 31, 2010. During the first quarter of 2011, net cash used in financing activities consisted of the net revolving credit facility repayments of $153.0 million, net issuance of commercial paper of $86.0 million, the repayment of long-term debt of $3.6 million and the payment of dividends of $13.0 million. During the first quarter of 2010 we made debt repayments of $33.4 million and paid dividends on common stock of $12.2 million.

Financing Activities - On February 8, 2011, we entered into a commercial paper program under which we may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $250 million to provide an additional financing source for our short-term liquidity needs. The maturities of the commercial paper issuances will vary, but may not exceed 270 days from the date of issue. Commercial paper issuances are supported by available capacity under our $250 million unsecured revolving line of credit, which expires in June 2012.

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

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of March 31, 2011. See our Annual Report on Form 10-K for the year ended December 31, 2010 for additional discussion.

	Total	2011	2012	2013	2014	2015	Thereafter
	(in thousands)
Long-term Debt	$911,753	$2,958	$3,792	$—	$—	$—	$905,003
Capital Leases	35,257	969	1,370	1,468	1,582	1,705	28,163
Notes Payable	85,989	85,989	—	—	—	—	—
Future minimum operating lease payments	4,277	1,398	1,569	638	291	142	239
Estimated Pension and Other Postretirement Obligations (1)	71,417	14,617	15,400	13,800	13,800	13,800	N/A
Qualifying Facilities (2)	1,317,861	49,178	67,111	69,816	72,354	74,135	985,267
Supply and Capacity Contracts (3)	1,621,924	255,711	249,434	214,933	136,526	98,990	666,330
Contractual interest payments on debt (4)	559,420	38,233	50,861	50,565	50,565	50,565	318,631
Total Commitments (5)	$4,607,898	$449,053	$389,537	$351,220	$275,118	$239,337	$2,903,633
_________________________

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

(3)	We have entered into various purchase commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 19 years.

(4)	We have assumed a weighted average interest rate of 0.42% on outstanding short-term borrowing amounts through maturity.

(5)	Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

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

As of March 31, 2011, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the London Interbank Offered Rate (LIBOR) plus a credit spread, ranging from 2.25% to 4.0% over LIBOR. To more cost effectively meet short-term cash requirements, we established a program where we may issue commercial paper; which is supported by our revolving credit facility. Since commercial paper terms are short-term, we are subject to interest rate risk. As of March 31, 2011, we had approximately $86.0 million of commercial paper outstanding and no borrowings on our revolving credit facility. A 1% increase in interest rates would increase our annual interest expense by approximately $0.9 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

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

We are also subject to the jurisdiction of FERC with regard to electric system reliability standards. We must comply with the standards and requirements established, which apply to the North American Electric Reliability Corporation (NERC) functions for which we have registered in both the Midwest Reliability Organization for our South Dakota operations and the Western Electricity Coordination Council for our Montana operations. The FERC can now impose penalties for violation of FERC statutes, rules and orders of $1 million per violation per day. In addition, more than 120 electric reliability standards are mandatory and subject to potential financial penalties by NERC or FERC for violations. If a serious reliability incident did occur, it could have a material adverse effect on our operations or financial results.

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

There are national and international efforts to adopt measures related to global climate change and the contribution of emissions of GHGs including, most significantly, carbon dioxide. These efforts include legislative proposals and agency regulations at the federal level, actions at the state level, as well as litigation relating to GHG emissions, including a U.S. Supreme Court decision holding that the EPA relied on improper factors in deciding not to regulate carbon dioxide emissions from motor vehicles under the Clean Air Act and a decision by the U.S. Court of Appeals for the Second Circuit reinstating nuisance claims against emitters of carbon dioxide, including several utility companies, alleging that such emissions contribute to global warming. The U.S. Supreme Court has agreed to hear the Second Circuit's decision. Increased pressure for carbon dioxide emissions reduction also is coming from investor organizations. If legislation or regulations are passed at the federal or state levels imposing mandatory reductions of carbon dioxide and other GHGs on generation facilities, the cost to us of such reductions could be significant.

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

As of March 31, 2011, we have capitalized approximately $17.3 million in preliminary survey and investigative costs related to MSTI. If we are unable to complete the development and ultimate construction of MSTI or decide to delay or cancel construction for any reason, including failure to receive necessary regulatory approvals and/or siting or environmental permits, we may not be able to recover our investment. Even if MSTI is completed, the total costs may be higher than estimated and there is no assurance that we will be able to recover such costs from customers. If our efforts to complete MSTI are not successful we may have to write-off all or a portion these costs, which could have a material adverse effect on our results of operations. See Note 9 - Regulatory Matters to the Condensed Consolidated Financial Statements for further discussion of this project.
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

Our wholesale costs for electricity and natural gas are recovered through various pass-through cost tracking mechanisms in each of the states we serve. The rates are established based upon projected market prices or contractual obligations. As these variables change, we adjust our rates through our monthly trackers. To the extent our energy supply costs are deemed imprudent by the applicable state regulatory commissions, we would not recover some of our costs, which could adversely impact our results of operations.

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

As part of a previous stipulation in 2002 with the MPSC and other parties, we agreed to include a minimum annual quantity of power in our Montana electric supply portfolio at an agreed upon price per MWH. The annual minimum energy requirement is achievable under normal QF operations, including normal periods of planned and forced outages. Furthermore, we will not realize commodity price risk unless any required replacement energy cost is in excess of the total amount recovered under the QF obligation.

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
Our cash requirements are driven by the capital-intensive nature of our business. Access to the capital and credit markets, at a reasonable cost, is necessary for us to fund our operations, including capital requirements. We rely on a revolving credit facility and commercial paper market for short-term liquidity needs due to the seasonality of our business, and on capital markets to raise capital for growth projects that are not otherwise provided by operating cash flows. Instability in the financial markets may increase the cost of capital, limit our ability to draw on our revolving credit facility, access the commercial paper market and/or raise capital. If we are unable to obtain the liquidity needed to meet our business requirements on favorable terms, we may defer growth projects and/or capital expenditures.

We must meet certain credit quality standards. If we are unable to maintain investment grade credit ratings, our liquidity, access to capital and operations could be materially adversely affected.

A downgrade of our credit ratings to less than investment grade could adversely affect our liquidity. Certain of our credit agreements and other credit arrangements with counterparties require us to provide collateral in the form of letters of credit or cash to support our obligations if we fall below investment grade. Also, a downgrade below investment grade could hinder our ability to raise capital on favorable terms, including through the commercial paper markets. Higher interest rates on short-term borrowings with variable interest rates or on incremental commercial paper issuances could also have an adverse effect on our results of operations.

Our secured credit ratings are also tied to our ability to invest in unregulated ventures due to an existing stipulation with the MPSC and MCC, which establishes diminishing limits for such investment at certain credit rating levels. The stipulation does not limit investment in unregulated ventures so long as we maintain credit ratings on a secured basis of at least BBB+ from S&P and Baa1 from Moody's.

ITEM 6.                      EXHIBITS

(a) Exhibits

Exhibit 10.1—Commercial Paper Dealer Agreement between NorthWestern Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of February 3, 2011 (incorporated by reference to Exhibit 10.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 8, 2011, Commission File No. 1-10499).

Exhibit 10.2—NorthWestern Energy 2011 Annual Incentive Plan (incorporated by reference to Exhibit 99.01 of NorthWestern Corporation's Current Report on Form 8-K, dated February 10, 2011, Commission File No. 1-10499).

Exhibit 10.3—Form of NorthWestern Corporation Long-Term Performance Incentive Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.02 of NorthWestern Corporation's Current Report on Form 8-K, dated February 10, 2011, Commission File No. 1-10499).

Exhibit 10.4—NorthWestern Corporation 2005 Long-Term Incentive Plan, as amended April 8, 2011.

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

Northwestern Corporation
Date:	April 27, 2011	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1
Commercial Paper Dealer Agreement between NorthWestern Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of February 3, 2011 (incorporated by reference to Exhibit 10.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 8, 2011, Commission File No. 1-10499).

10.2
NorthWestern Energy 2011 Annual Incentive Plan (incorporated by reference to Exhibit 99.01 of NorthWestern Corporation's Current Report on Form 8-K, dated February 10, 2011, Commission File No. 1-10499).

10.3
Form of NorthWestern Corporation Long-Term Performance Incentive Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.02 of NorthWestern Corporation's Current Report on Form 8-K, dated February 10, 2011, Commission File No. 1-10499).

*10.4	NorthWestern Corporation 2005 Long-Term Incentive Plan, as amended April 8, 2011.
*31.1	Certification of chief executive officer.
*31.2	Certification of chief financial officer.
*32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________
*    Filed herewith