Form 10-Q
period 2011-06-30
NORTHWESTERN CORP
filed 2011-07-27
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Common Stock, Par Value $0.01
36,260,887 shares outstanding at July 22, 2011

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

•
we have capitalized approximately $18.6 million in preliminary survey and investigative costs related to our proposed Mountain States Transmission Intertie (MSTI) transmission project. If our efforts to complete MSTI are not successful we may have to write-off all or a portion of these costs which could have a material adverse effect on our results of operations;

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	June 30, 2011	December 31, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$4,540	$6,234
Restricted cash	14,021	12,862
Accounts receivable, net	106,517	143,304
Inventories	44,294	50,701
Regulatory assets	43,078	59,993
Deferred income taxes	21,577	24,052
Other	10,049	5,908
Total current assets	244,076	303,054
Property, plant, and equipment, net	2,141,348	2,117,977
Goodwill	355,128	355,128
Regulatory assets	225,953	222,341
Other noncurrent assets	40,485	39,169
Total assets	$3,006,990	$3,037,669
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$1,323	$1,276
Current maturities of long-term debt	6,750	6,578
Short-term borrowings	89,988	—
Accounts payable	53,550	75,042
Accrued expenses	202,128	203,900
Regulatory liabilities	19,284	17,173
Total current liabilities	373,023	303,969
Long-term capital leases	33,627	34,288
Long-term debt	905,018	1,061,780
Deferred income taxes	255,791	232,709
Noncurrent regulatory liabilities	260,110	251,133
Other noncurrent liabilities	340,240	333,443
Total liabilities	2,167,809	2,217,322
Commitments and Contingencies (Note 13)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 39,825,083 and 36,260,406 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	398	398
Treasury stock at cost	(90,302)	(90,427)
Paid-in capital	815,519	813,878
Retained earnings	105,577	87,984
Accumulated other comprehensive income	7,989	8,514
Total shareholders' equity	839,181	820,347
Total liabilities and shareholders' equity	$3,006,990	$3,037,669
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Electric	$186,789	$184,838	$395,411	$388,677
Gas	64,692	58,900	193,904	188,919
Other	325	321	751	636
Total Revenues	251,806	244,059	590,066	578,232
Operating Expenses
Cost of sales	110,407	111,936	272,478	284,763
Operating, general and administrative	69,539	57,126	136,922	115,434
Property and other taxes	20,550	24,984	45,946	47,952
Depreciation	25,066	22,997	50,381	45,872
Total Operating Expenses	225,562	217,043	505,727	494,021
Operating Income	26,244	27,016	84,339	84,211
Interest Expense, net	(16,896)	(16,057)	(34,043)	(33,107)
Other Income	1,106	1,853	1,911	2,606
Income Before Income Taxes	10,454	12,812	52,207	53,710
Income Tax Benefit (Expense)	516	(1,121)	(8,662)	(13,301)
Net Income	$10,970	$11,691	$43,545	$40,409
Average Common Shares Outstanding	36,258	36,179	36,250	36,174
Basic Earnings per Average Common Share	$0.30	$0.32	$1.20	$1.12
Diluted Earnings per Average Common Share	$0.30	$0.32	$1.19	$1.11
Dividends Declared per Average Common Share	$0.36	$0.34	$0.72	$0.68

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net Income	$43,545	$40,409
Items not affecting cash:
Depreciation	50,381	45,872
Amortization of debt issue costs, discount and deferred hedge gain	798	1,030
Amortization of restricted stock	1,066	861
Equity portion of allowance for funds used during construction	(552)	(2,585)
(Gain) loss on sale of assets	(13)	628
Deferred income taxes	25,557	20,131
Changes in current assets and liabilities:
Restricted cash	(1,159)	(1,204)
Accounts receivable	36,787	51,774
Inventories	6,407	5,240
Other current assets	(4,141)	2,874
Accounts payable	(18,900)	(29,005)
Accrued expenses	7,868	12,147
Regulatory assets	9,091	(4,901)
Regulatory liabilities	2,111	(9,403)
Other noncurrent assets	(4,112)	6,059
Other noncurrent liabilities	8,726	(7,469)
Cash provided by operating activities	163,460	132,458
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(71,857)	(116,233)
Proceeds from sale of assets	209	—
Cash used in investing activities	(71,648)	(116,233)
FINANCING ACTIVITIES:
Treasury stock activity	125	88
Dividends on common stock	(25,952)	(24,494)
Issuance of long term debt	—	225,000
Repayments on long-term debt	(3,626)	(228,403)
Line of credit borrowings	80,000	402,000
Line of credit repayments	(233,000)	(382,000)
Issuances of short-term borrowings, net	89,988	—
Financing costs	(1,041)	(6,611)
Cash used in financing activities	(93,506)	(14,420)
(Decrease) Increase in Cash and Cash Equivalents	(1,694)	1,805
Cash and Cash Equivalents, beginning of period	6,234	4,344
Cash and Cash Equivalents, end of period	$4,540	$6,149
Supplemental Cash Flow Information:
Cash paid during the period for:
Income Taxes	18	—
Interest	20,060	22,086
Significant non-cash transactions:
Capital expenditures included in accounts payable	4,740	2,788

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to June 30, 2011, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain Qualifying Facility (QF) plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 Megawatt (MW) coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per Megawatt Hour (MWH) (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $428.8 million through 2024.

(2) New Accounting Standards

Accounting Standards Issued

In May 2011, the Financial Accounting Standards Board (FASB) issued accounting guidance related to fair value measurement, which amends current guidance to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The amendments generally represent clarification of how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. This revised guidance is effective for interim and annual periods beginning after December 15, 2011 and early application is prohibited. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The provisions of this pronouncement are effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. This guidance concerns disclosure only and will not have a material effect on our consolidated financial statements.

Accounting Standards Adopted

There have been no new accounting pronouncements or changes in accounting pronouncements adopted during the six months ended June 30, 2011 that are of significance, or potential significance, to us.

(3)	Income Taxes

Our effective tax rate was (4.9)% and 16.6% for the three and six months ended June 30, 2011 as compared to 8.7% and 24.8% for the three and six months ended June 30, 2010. Our effective tax rate differs from the federal tax rate of 35% primarily due to the regulatory flow-through treatment of repairs and state tax depreciation deductions. In addition, we maintain a valuation allowance against certain state net operating loss (NOL) carryforwards based on our forecast of taxable income and our estimate that a portion of these NOL carryforwards will more likely than not expire before we can use them. The following table summarizes the significant components of the income tax benefit (expense):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Income Before Income Taxes	$10,454	$12,812	$52,207	$53,710

Income tax calculated at 35% Federal statutory rate	(3,659)	(4,484)	(18,272)	(18,798)

Permanent or flow through adjustments:
Flow-through repair deduction	1,520	1,215	5,502	4,561
Flow-through of state bonus depreciation deduction	679	—	3,282	—
Recognition of state NOL benefit/Valuation allowance release	1,555	2,178	2,402	2,178
State income tax & other, net	421	(30)	(1,576)	(1,242)
	$4,175	$3,363	$9,610	$5,497

Income tax benefit (expense)	$516	$(1,121)	$(8,662)	$(13,301)

Uncertain Tax Positions

We have unrecognized tax benefits of approximately $130.1 million as of June 30, 2011, including approximately $80.0 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitations within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the six months ended June 30, 2011, we have not recognized expense for interest or penalties, and do not have any amounts accrued at June 30, 2011 and December 31, 2010, respectively, for the payment of interest and penalties.

Our federal tax returns from 2000 forward remain subject to examination by the Internal Revenue Service (IRS).

(4)	Goodwill

There were no changes in our goodwill during the six months ended June 30, 2011. Goodwill by segment is as follows for both June 30, 2011 and December 31, 2010 (in thousands):

Electric	$241,100
Natural gas	114,028
$355,128

(5)	Other Comprehensive Income

The following table displays the components of Other Comprehensive Income (OCI), which is included in Shareholders’ Equity on the Condensed Consolidated Balance Sheets (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$10,970	$11,691	$43,545	$40,409
Other comprehensive income, net of tax:
Reclassification of net gains on hedging instruments from OCI to net income	(297)	(297)	(594)	(594)
Foreign currency translation	18	(91)	69	(27)
Comprehensive income	$10,691	$11,303	$43,020	$39,788

(6)	Risk Management and Hedging Activities

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

Objectives and Strategies for Using Derivatives

To manage our exposure to fluctuations in commodity prices we routinely enter into derivative contracts, such as fixed-price forward purchase and sales contracts. The objective of these transactions is to fix the price for a portion of anticipated energy purchases to supply our customers. These types of contracts are included in our electric and natural gas supply portfolios and are used to manage price volatility risk by taking advantage of seasonal fluctuations in market prices. While individual contracts may be above or below market value, the overall portfolio approach is intended to provide price stability for consumers; therefore, these commodity costs are included in our cost tracking mechanisms. We do not maintain a trading portfolio, and our derivative transactions are only used for risk management purposes. In addition, we may use interest rate swaps to manage our interest rate exposures associated with new debt issuances or to manage our exposure to fluctuations in interest rates on variable rate debt.

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

Normal Purchases and Normal Sales

We have applied the normal purchase and normal sale scope exception (NPNS) to most of our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Financial Statements at June 30, 2011 and December 31, 2010. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

Mark-to-Market Accounting

Certain contracts for the purchase of natural gas associated with our gas utility operations do not qualify for NPNS. These are typically forward purchase contracts for natural gas where we lock in a fixed price, settle the contracts financially and do not take physical delivery of the natural gas. We use the mark-to-market method of accounting for these derivative contracts as we do not elect hedge accounting. Upon settlement of these contracts, associated proceeds or costs are refunded to or collected from our customers consistent with regulatory requirements; therefore, we record a regulatory asset or liability based on changes in market value.

The following table represents the fair value and location of derivative instruments subject to mark-to-market accounting (in thousands). For more information on the determination of fair value see Note 7.

Mark-to-Market Transactions	Balance Sheet Location	June 30, 2011	December 31, 2010

Natural gas net derivative liability	Accrued Expenses	$21,897	$29,712

The following table represents the net change in fair value for these derivatives (in thousands):

	Unrealized gain recognized in Regulatory Assets		Unrealized gain (loss) recognized in Regulatory Assets
	Three Months Ended		Six Months Ended
Derivatives Subject to Regulatory Deferral	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Natural gas	$4,725	$3,548	$7,815	$(9,701)

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

The following table presents, as of June 30, 2011, the aggregate fair value of forward purchase contracts that do not qualify for NPNS that contain credit risk-related contingent features. If the credit risk-related contingent features underlying these agreements were triggered as of June 30, 2011, the collateral posting requirements would be as follows (in thousands):

Contracts with Contingent Feature	Fair Value Liability	Posted Collateral	Contingent Collateral

Credit rating	$12,930	$—	$12,930

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

	Location of gain reclassified from AOCI to Income	Six months ended June 30, 2011 and 2010

Amount of gain reclassified from AOCI	Interest Expense	$594

Approximately $8.7 million of the gain on these cash flow hedges is remaining in AOCI as of June 30, 2011, and we expect to reclassify approximately $1.2 million from AOCI into interest expense during the next twelve months. These gains relate to swaps previously terminated, and we have no current interest rate swaps outstanding.

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

June 30, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
Restricted cash	$13,496	$—	$—	$—	$13,496
Rabbi trust investments	7,136	—	—	—	7,136
Derivative liability (1)	—	(21,897)	—	—	(21,897)
Total	$20,632	$(21,897)	$—	$—	$(1,265)

December 31, 2010
Restricted Cash	$12,297	$—	$—	$—	$12,297
Rabbi Trust Investments	5,495	—	—	—	5,495
Derivative asset (1)	—	1,620	—	—	1,620
Derivative liability (1)	—	(31,332)	—	—	(31,332)
Net derivative liability	—	(29,712)	—	—	(29,712)
Total	$17,792	$(29,712)	$—	$—	$(11,920)
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

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt (including current portion)	$911,768	$1,021,635	$1,068,358	$1,137,148

Short-term borrowings consist of commercial paper, and is not included in the table above because carrying value approximates fair value. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies; however, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange.

We determined fair value for long-term debt based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities, except for publicly traded debt, for which fair value is based on market prices for the same or similar issues or upon the quoted market prices of U.S. treasury issues having a similar term to maturity, adjusted for our bond issuance rating and the present value of future cash flows.

(8)	Financing Activities
On February 8, 2011, we entered into a commercial paper program under which we may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $250 million to provide an alternative financing source for our short-term liquidity needs. The maturities of the commercial paper issuances will vary, but may not exceed 270 days from the date of issue. Commercial paper issuances are supported by available capacity under our unsecured revolving line of credit.

On June 30, 2011, we amended and restated our unsecured revolving line of credit scheduled to expire on June 30, 2012. The amended facility extends the term to June 30, 2016, and increases the aggregate principal amount available under the facility by $50 to $300 million. The facility also has an accordion feature that allows us to increase the size of the facility up to $350 million with the consent of the lenders. The amended facility does not amortize and borrowings will bear interest based on a credit ratings grid. The 'spread' or 'margin' ranges from 0.88% to 1.75% over the London Interbank Offered Rate (LIBOR). On the closing date of the agreement, the applicable spread was 1.25%, based on our current unsecured credit ratings. A total of eight banks participate in the new facility, with no one bank providing more than 17% of the total availability. The amended facility contains covenants substantially similar to the previous facility.

(9)	Regulatory Matters

South Dakota Natural Gas Rate Case

In June 2011, we filed a request with the South Dakota Public Utilities Commission (SDPUC) for a natural gas distribution revenue increase of $4.1 million. This request was based on a return on equity of 10.9%, an equity ratio of 56.0% and rate base of $67.5 million. Approximately $1.4 million of the requested increase relates to the annual estimated manufactured gas plant remediation costs. In the event remediation costs are lower than estimated during the time period, the difference would be subject to a refund to customers. Accordingly, while gross margin and operating expenses will fluctuate based on actual results, this portion of the rate request would have no impact on operating income. We are currently awaiting the establishment of a procedural schedule.
Wind Generation
In April 2011, we executed an agreement to purchase a wind project in Judith Basin County in Montana to be developed and constructed by Spion Kop Wind, LLC, a wholly-owned subsidiary of Compass Wind, LLC (Compass) that would provide approximately 40 MW of capacity, with an estimated cost for the total project of approximately $86 million. We filed an application for pre-approval with the Montana Public Service Commission (MPSC) during the second quarter of 2011 to include the project in regulated rate base as an electric supply resource. Both the energy and associated renewable energy credits would be placed into the electric supply portfolio to meet future customer loads and renewable portfolio standards obligations. If the MPSC fails to grant approval on or before April 1, 2012, then either party may terminate this agreement. Material construction would not commence until we receive a favorable ruling from the MPSC. Assuming MPSC approval by April 1, 2012, commercial operation is projected to begin by the end of 2012. The MPSC established a procedural schedule, with a hearing scheduled to begin on December 14, 2011.

Montana Distribution System Infrastructure Project (DSIP)
In March 2011, the MPSC approved a request for an accounting order to defer and amortize certain incremental operating and maintenance costs up to $16.9 million for 2011 and 2012 over a five-year period beginning in 2013 associated with the phase-in portion of the DSIP. We expect incremental costs related to the DSIP project to be approximately $7.2 million and $9.7 million, respectively in 2011 and 2012. As of June 30, 2011 we have deferred incremental costs of approximately $1.0 million. In addition, we are currently projecting capital expenditures under the DSIP to be approximately $287 million over a seven-year time span beginning in 2011. As of June 30, 2011, we have incurred approximately $2.4 million of DSIP-related capital expenditures. Based on our current forecast, along with the MPSC's recent approval of the accounting order, we anticipate providing the MPSC an informational technical plan within the next six months, and believe that DSIP-related costs will be recovered in base rates through annual or biennial general rate cases.

Montana Electric and Natural Gas Supply Tracker

Each year we submit electric and natural gas tracker filings for recovery of supply costs for the 12-month period ended June 30. The MPSC reviews such filings and makes its cost recovery determination based on whether or not our electric and natural gas energy supply procurement activities were prudent. If the MPSC subsequently determines that a procurement activity was imprudent, then it may disallow such costs.

In June 2011, we filed our 2011 annual electric and natural gas supply tracker filings and received interim orders from the MPSC.

Dave Gates Generating Station at Mill Creek (formerly Mill Creek Generating Station) (DGGS)

On December 31, 2010, we completed construction of DGGS, a 150 MW natural gas fired facility and began commercial operations on January 1, 2011. The facility provides regulating resources (in place of previously contracted ancillary services) to balance our transmission system in Montana to maintain reliability and enable wind power to be integrated onto the network to meet renewable energy portfolio needs. Total project costs through June 30, 2011 were approximately $183 million.

In October 2010, the Federal Energy Regulatory Commission (FERC) approved interim rates to reflect the estimated cost of service under Schedule 3 (Regulation and Frequency Response) of the Open Access Transmission Tariff (OATT). In November 2010, the MPSC approved interim rates based on the originally estimated construction costs of $202 million. The interim rates under both orders became effective beginning January 1, 2011. The respective interim rates are subject to refund plus interest pending final resolution in both jurisdictions.

On March 31, 2011, we made a compliance filing with the MPSC that will be used to conduct a final cost review and establish final rates. As a result of the lower than estimated construction costs and estimated impact of the flow-through of accelerated tax depreciation, we also reduced our interim rate request, which the MPSC authorized to take effect beginning May 1, 2011. A procedural schedule has been established setting a hearing on the matter for November 9, 2011. Discovery is currently in process.

During March 2011, we began settlement discussions with FERC Staff and large customers receiving service under Schedule 3 of the OATT. Settlement discussions have not been successful. During June 2011, FERC issued an order establishing a procedural schedule with a hearing scheduled for January 23, 2012 and an initial decision by May 4, 2012. Discovery is currently in process.

Through June 30, 2011, we have deferred revenue of approximately $6.2 million associated with DGGS that we expect to refund to customers, primarily due to lower than estimated construction costs, the estimated impact of the flow-through of accelerated tax depreciation and our current estimate of operating expenses as compared to amounts included in our interim rate requests.

Our filings are based on approximately 80% of our revenues related to the facility being subject to the MPSC's jurisdiction and approximately 20% being subject to FERC's jurisdiction. We have recognized revenues associated with DGGS based on our expectation that we will be allowed to fully recover our costs and be provided a reasonable return on our investment by both the MPSC and the FERC. There is significant uncertainty related to the ultimate resolution of cost allocations between the two jurisdictions, which could result in an inability to fully recover our costs, as well as requiring us to refund more interim revenues than our current estimate.

Mountain States Transmission Intertie (MSTI) Project

We have been involved in an open season process for our proposed MSTI line. Under our original timeline, we anticipated completing the open season process by the end of 2010. During 2010, a lawsuit was filed against the Montana Department of Environmental Quality (MDEQ) by Jefferson County, Montana, regarding the County's ability to be more involved in the siting and routing of MSTI. On September 8, 2010, the Montana District Court agreed with Jefferson County and (i) required the MDEQ to consult with Jefferson County in the preparation of the environmental impact statement (EIS) concerning the project and (ii) enjoined the MDEQ from releasing the draft EIS until that consultation occurs. In January 2011, MDEQ appealed the decision to the Montana Supreme Court. In February 2011, we also appealed the decision to the Montana Supreme Court. Oral arguments in front of the Montana Supreme Court are scheduled for August 2, 2011. In addition to this lawsuit, due to general economic conditions, lack of clarity around federal legislation on renewables and uncertainty in the California renewable standards, we have extended the open season process for the proposed MSTI line until December 31, 2011.

We have successfully completed a path rating process for MSTI with the Western Electricity Coordinating Council (WECC). This process established a path rating for MSTI of 1,500 MW southbound and 1,150 MW northbound on the transmission facility. We have recently completed a 30 day comment period and expect final approval from WECC in the third quarter of 2011.

Construction on MSTI cannot commence until all local, state and federal permits/regulatory requirements are met. Due to the uncertainty surrounding the project, certain aspects are scaleable and thus can be built out to more closely match the timing of new generation and loads. To avoid excessive risk for us, it is critical to reduce regulatory uncertainty before making large capital investments and/or commitments. We are also contemplating a strategic partner for ownership up to 50%, however there can be no assurance that we enter into such a partnership.

Through June 30, 2011, we have capitalized approximately $18.6 million of preliminary survey and investigative costs associated with the MSTI transmission project. As we continue to develop MSTI, costs will continue to increase. If our efforts to complete MSTI are not successful we may have to write-off all or a portion of these costs, which could have a material adverse effect on our results of operations.

Montana General Rate Case
In December 2010, we received an order from the MPSC approving our joint Stipulation and Settlement Agreement (Stipulation) with the Montana Consumer Counsel (MCC) regarding the revenue requirement portion of the rate filing.
The order included an additional MPSC requirement to implement a modified lost revenue adjustment mechanism

(previously proposed as a decoupling mechanism), an inclining block rate structure for electric energy supply customers, and a reduction to the authorized return on equity in the Stipulation for base electric rates from 10.25% to 10%. The change in return on equity reduced the electric revenue requirement increase from $7.7 to $6.4 million. We appealed the MPSC's decision to the Montana district court due to the required implementation of a modified lost revenue adjustment mechanism and the related reduction in return on equity and the block rate design. We exchanged counter offers with the MPSC to settle this matter. In April 2011, we reached a settlement with the MPSC to remove the modified lost revenue adjustment mechanism, inclining block rate structure, and reinstate a 10.25% return on equity, previously contained in the Stipulation. In addition, to settle the district court case, we agreed to a $0.7 million reduction of electric rates as compared to the original Stipulation. In June 2011, the MPSC issued a final order consistent with the settlement. Key provisions of the final June 2011 order are as follows:

•	An increase in base electric rates of $7.0 million as compared to 2008 rates;

•	A decrease in base natural gas rates of approximately $1.0 million as compared to 2008 rates; and

•	An authorized return on equity of 10.25% for base electric and natural gas rates.

The overall authorized rates of return are based on the equity percentages above, long-term debt cost of 5.76% and a capital structure of 52% debt and 48% equity. We had interim electric and natural gas rates in effect from July 2010 through December 2010. We implemented revised electric and natural gas rates in January 2011, consistent with the MPSC's December 2010 order and refunded the difference to customers during the first six months of 2011. We implemented revised electric rates in July 2011, consistent with the MPSC's final June 2011 order.

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

Three Months Ended
June 30, 2011	Electric	Gas	Other	Eliminations	Total
Operating revenues	$186,789	$64,692	$325	$—	$251,806
Cost of sales	76,925	33,482	—	—	110,407
Gross margin	109,864	31,210	325	—	141,399
Operating, general and administrative	49,374	19,224	941	—	69,539
Property and other taxes	15,302	5,246	2	—	20,550
Depreciation	20,386	4,671	9	—	25,066
Operating income (loss)	24,802	2,069	(627)	—	26,244
Interest expense	(13,689)	(2,729)	(478)	—	(16,896)
Other income	724	355	27	—	1,106
Income tax (expense) benefit	(3,670)	326	3,860	—	516
Net income	$8,167	$21	$2,782	$—	$10,970
Total assets	$2,116,854	$877,235	$12,901	$—	$3,006,990
Capital expenditures	$28,756	$5,521	$—	$—	$34,277

Three Months Ended
June 30, 2010	Electric	Gas	Other	Eliminations	Total
Operating revenues	$184,838	$58,900	$321	$—	$244,059
Cost of sales	82,296	29,640	—	—	111,936
Gross margin	102,542	29,260	321	—	132,123
Operating, general and administrative	41,873	17,133	(1,880)	—	57,126
Property and other taxes	18,281	6,659	44	—	24,984
Depreciation	18,620	4,369	8	—	22,997
Operating income	23,768	1,099	2,149	—	27,016
Interest expense	(11,915)	(3,456)	(686)	—	(16,057)
Other income (expense)	1,949	(123)	27	—	1,853
Income tax (expense) benefit	(4,405)	1,155	2,129	—	(1,121)
Net income (loss)	$9,397	$(1,325)	$3,619	$—	11,691
Total assets	$1,986,414	$831,338	$14,197	$—	$2,831,949
Capital expenditures	$47,303	$11,134	$—	$—	$58,437

Six Months Ended
June 30, 2011	Electric	Gas	Other	Eliminations	Total
Operating revenues	$395,411	$193,904	$751	$—	$590,066
Cost of sales	161,371	111,107	—	—	272,478
Gross margin	234,040	82,797	751	—	317,588
Operating, general and administrative	94,660	40,672	1,590	—	136,922
Property and other taxes	34,043	11,898	5	—	45,946
Depreciation	40,740	9,624	17	—	50,381
Operating income (loss)	64,597	20,603	(861)	—	84,339
Interest expense	(27,216)	(5,394)	(1,433)	—	(34,043)
Other income	1,339	519	53	—	1,911
Income tax (expense) benefit	(7,591)	(4,244)	3,173	—	(8,662)
Net income (loss)	$31,129	$11,484	$932	$—	$43,545
Total assets	$2,116,854	$877,235	$12,901	$—	$3,006,990
Capital expenditures	$54,850	$17,007	$—	$—	$71,857

Six Months Ended
June 30, 2010	Electric	Gas	Other	Eliminations	Total
Operating revenues	$388,677	$188,919	$636	$—	$578,232
Cost of sales	173,361	111,402	—	—	284,763
Gross margin	215,316	77,517	636	—	293,469
Operating, general and administrative	81,889	35,026	(1,481)	—	115,434
Property and other taxes	35,055	12,812	85	—	47,952
Depreciation	37,124	8,731	17	—	45,872
Operating income	61,248	20,948	2,015	—	84,211
Interest expense	(25,107)	(6,602)	(1,398)	—	(33,107)
Other income	2,406	147	53	—	2,606
Income tax (expense) benefit	(10,939)	(4,584)	2,222	—	(13,301)
Net income	$27,608	$9,909	$2,892	$—	$40,409
Total assets	$1,986,414	$831,338	$14,197	$—	$2,831,949
Capital expenditures	$99,553	$16,680	$—	$—	$116,233

(11)	Earnings Per Share

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

Average shares used in computing the basic and diluted earnings per share are as follows:

	Three Months Ended
	June 30, 2011	June 30, 2010
Basic computation	36,258,104	36,179,133
Dilutive effect of
Restricted stock and performance share awards (1)	256,901	143,728

Diluted computation	36,515,005	36,322,861

	Six Months Ended
	June 30, 2011	June 30, 2010
Basic computation	36,250,049	36,173,947
Dilutive effect of
Restricted stock and performance share awards (1)	250,728	141,995

Diluted computation	36,500,777	36,315,942
_________________________
(1)           Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

(12)	Employee Benefit Plans

Net periodic benefit cost (income) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Components of Net Periodic Benefit Cost (Income)
Service cost	$2,318	$2,348	$93	$121
Interest cost	6,110	6,026	347	511
Expected return on plan assets	(7,696)	(7,567)	(297)	(297)
Amortization of prior service cost	61	62	(511)	(535)
Recognized actuarial loss (gain)	666	70	207	(4)
Net Periodic Benefit Cost (Income)	$1,459	$939	$(161)	$(204)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Components of Net Periodic Benefit Cost (Income)
Service cost	$5,100	$4,681	$219	$242
Interest cost	12,197	12,045	674	902
Expected return on plan assets	(15,231)	(14,920)	(593)	(593)
Amortization of prior service cost	123	123	(999)	(976)
Recognized actuarial loss	1,258	70	329	492
Net Periodic Benefit Cost (Income)	$3,447	$1,999	$(370)	$67

(13)	Commitments and Contingencies

ENVIRONMENTAL LIABILITIES AND REGULATION

The operation of electric generating, transmission and distribution facilities, and gas transportation and distribution facilities, along with the development (involving site selection, environmental assessments, and permitting) and construction of these assets, are subject to extensive federal, state, and local environmental and land use laws and regulations. Our activities involve compliance with diverse laws and regulations that address emissions and impacts to the environment, including air and water, and protection of natural resources. We monitor federal, state, and local environmental initiatives to determine potential impacts on our financial results. As new laws or regulations are promulgated, our policy is to assess their applicability and implement the necessary modifications to our facilities or their operation to maintain ongoing compliance.

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

Our liability for environmental remediation obligations is estimated to range between $29.3 to $38.9 million. As of June 30, 2011, we have a reserve of approximately $32.5 million. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. Over time, as specific laws are implemented and we gain experience in operating under them, a portion of the costs related to such laws will become determinable, and we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material adverse effect on our consolidated financial position or ongoing operations.

Manufactured Gas Plants - Approximately $27.4 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently investigating, characterizing, and initiating remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources. Our current reserve for remediation costs at this site is approximately $13.7 million, and we estimate that approximately $8.9 million of this amount will be incurred during the next five years.

We also own sites in North Platte, Kearney and Grand Island, Nebraska on which former manufactured gas facilities were located. During 2005, the Nebraska Department of Environmental Quality (NDEQ) conducted Phase II investigations of soil and groundwater at our Kearney and Grand Island sites. During 2006, the NDEQ released to us the Phase II Limited Subsurface Assessments performed by the NDEQ's environmental consulting firm for Kearney and Grand Island. In February 2011, NDEQ completed an Abbreviated Preliminary Assessment and Site Investigation Report for Grand Island, which recommended additional ground water testing. Our reserve estimate includes assumptions for additional ground water testing. At present, we cannot determine with a reasonable degree of certainty the nature and timing of any risk-based remedial action at our Nebraska locations.

In addition, we own or have responsibility for sites in Butte, Missoula and Helena, Montana on which former manufactured gas plants were located. An investigation conducted at the Missoula site did not require remediation activities, but required preparation of a groundwater monitoring plan. The Butte and Helena sites were placed into the Montana Department of Environmental Quality (MDEQ) voluntary remediation program for cleanup due to excess regulated pollutants in the groundwater. We have conducted additional groundwater monitoring at the Butte and Missoula sites and, at this time, we believe natural attenuation should address the conditions at these sites; however, additional groundwater monitoring will be necessary. Monitoring of groundwater at the Helena site is ongoing and will be necessary for an extended time. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of risk-based remedial action at the Helena site or if any additional actions beyond monitored natural attenuation will be required.

Global Climate Change - There are national and international efforts to adopt measures related to global climate change and the contribution of emissions of greenhouse gases (GHG) including, most significantly, carbon dioxide. These efforts include legislative proposals and U.S. Environmental Protection Agency (EPA) regulations at the federal level, actions at the state level, as well as litigation relating to GHG emissions.

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

On June 20, 2011, the U.S. Supreme Court issued a decision that bars state and private parties from bringing federal common law nuisance actions against electrical utility companies based on their alleged contribution to climate change. The Supreme Court's decision did not, however, address state law claims. This decision is expected to affect other pending federal climate change litigation, including a case brought by individuals alleging public nuisance claims against a variety of companies that emit GHGs and seeking compensation for damages suffered in the wake of Hurricane Katrina. The plaintiffs in that case, which was previously dismissed, re-filed their lawsuit in May 2011. Additional litigation in federal and state courts over these issues is continuing.
Numerous bills have been introduced in Congress that address climate change from different perspectives, including through direct regulation of GHG emissions, the establishment of cap and trade programs and the establishment of Federal Renewable Portfolio Standards. Congress has not yet passed any federal climate change legislation and we cannot predict when or if Congress will pass such legislation and in what form.
In the absence of federal legislation, the EPA has taken measures to regulate GHG emissions. The EPA issued a finding during 2009 that GHG emissions endanger the public health and welfare. The EPA's finding indicated that the current and projected levels of six GHG emissions - carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride contribute to climate change. In a related matter, in June 2010, the EPA also adopted rules that would phase in requirements for all new or modified “stationary sources,” such as power plants, that emit 100,000 tons of greenhouse gases per year or modified sources that increase emissions by 75,000 tons per year to obtain permits incorporating the “best available control technology” for such emissions. These thresholds were effective January 2, 2011, apply for six years and will be reviewed by the U.S. EPA for future applicability thereafter. Under the regulations, new and modified major stationary sources could be required to install best available control technology, to be determined on a case-by-case basis.

Also, in December 2010, the EPA entered into an agreement to settle litigation brought by states and environmental groups whereby the EPA agreed to issue New Source Performance Standards for GHG emissions from certain new and modified electric generating units and “emissions guidelines” for existing units over the next two years. Pursuant to this settlement agreement, EPA has agreed to issue proposed rules by September 2011 and final rules by May 2012.

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

Interstate Transport - On July 7, 2011, the EPA finalized its Cross-State Air Pollution Rule (CSAPR) as the replacement to the Clean Air Interstate Rule that had been remanded by a Federal court decision due to a number of legal deficiencies. The CSAPR is one of a number of significant regulations that the EPA has issued or expects to issue that will impose more stringent requirements relating to air, water and waste controls on electric generating units. Under the CSAPR, the first phase of the nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions reductions would commence in 2012 with further reductions effective in 2014. Because CSAPR only applies to power plants within the eastern half of the United States, we do not expect that it will affect any of the plants in which we have an ownership interest other than the Neal plant. We are currently studying the rule and have not yet determined what impact CSAPR will have on the Neal plant.

Coal Combustion Residuals (CCRs) - In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs under the Resource Conservation and Recovery Act (RCRA). CCRs include fly ash, bottom ash and scrubber wastes. Under one approach, the EPA would regulate CCRs as a hazardous waste under Subtitle C of RCRA. This approach would have very significant impacts on coal-fired plants, and would require plants to retrofit their operations to comply with full hazardous waste requirements from the generation of CCRs and associated waste waters through transportation and disposal. This could also have a negative impact on the beneficial use of CCRs and the current markets. The second approach would regulate CCRs as a solid waste under Subtitle D of RCRA. This approach would only affect disposal and most significantly affect any wet disposal operations.  Under this approach, many of the current markets for beneficial uses of CCRs would not be affected. Currently, the plant operator of Colstrip Unit 4, a coal-fired generating facility in which we have a 30% interest, expects it could be significantly impacted by either approach. We cannot predict at this time the final requirements of the EPA's CCR regulations and what impact, if any, they would have on our facilities, but the costs could be significant.

Hazardous Air Pollutant Emission Standards - In May 2011, EPA issued a proposed rule setting forth Maximum Achievable Control Technology (MACT) standards that, among other things, seek to set stringent emission limits for acid gases, mercury and other hazardous air pollutants from electrical generating units. The proposed rule provides for a three-year compliance deadline, with the potential for a one-year extension as provided under the statute.  Based on a preliminary review, it appears that the proposed rule could potentially require installation of additional emission controls such as baghouses and chemical injection on some of our jointly-owned units and could result in shutdown of some of our small peaking units for which retrofits would not be cost-effective.  The proposed rule also includes limits on hazardous air emissions from new or modified coal-fired units that may not be technologically feasible for all fuel sources. EPA is under a consent decree deadline to issue final MACT standards by November 2011. We are currently evaluating the proposed rule with the other plant owners.   Although the costs of complying with the final MACT standards are not currently determinable, they could be significant.

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

In November 2010, Colstrip Unit 4 received a request from EPA Region 8, under EPA's Reasonable Further Progress goals of the Regional Haze Rules to provide further analysis.  Colstrip Unit 4 is not a BART eligible unit.  The plant operator completed a high level analysis of various control options to reduce emissions of sulfur dioxide, and particulate matter and submitted that analysis to EPA in January 2011. The analysis shows that these units are well controlled, and that any incremental reductions would not be cost effective and that further analysis is not warranted. The plant operator also concluded that further analysis for nitrogen oxides was not justifiable as these units installed controls under a consent decree in which the EPA had previously agreed that, when implemented, would satisfy the requirements for installing BART for nitrogen oxides. The plant operator informed us that the EPA recently verbally indicated it does not agree with all of the plant operator's conclusions and it will be requesting additional information. Further, EPA agreed to enter a consent decree that requires it to take final action to adopt a regional haze implementation plan for the State of Montana no later than June 29, 2012.  The costs of complying with the final regional haze standards in Montana are not currently determinable, but could be significant.

Other - We continue to manage equipment containing polychlorinated biphenyl (PCB) oil in accordance with the EPA's Toxic Substance Control Act regulations. We will continue to use certain PCB-contaminated equipment for its remaining useful life and will, thereafter, dispose of the equipment according to pertinent regulations that govern the use and disposal of such equipment.

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

On June 30, 2008, the Montana district court granted both a motion by the MPSC to bifurcate, having the effect of separating the issues between contract/tort claims against us and the administrative appeal of the MPSC's orders and a motion by us to refer the claims against us to arbitration. The order also stayed the appellate decision pending a decision in the arbitration proceedings. Arbitration was held in June 2009 and the arbitration panel entered its interim award in August 2009, holding that although NorthWestern failed to use certain data inputs required by the power purchase agreement, CELP was entitled to neither damages for contract years 2004-2005 or 2005-2006, nor to recalculation of the underlying MPSC filings for those years, effectively finalizing CELP's contract rates for those years. We requested clarification from the arbitration panel as to its intent regarding the applicable rates.

On November 2, 2009, we received the final award from the arbitration panel which confirmed that the filed rates for 2004-2005 and 2005-2006 are not required to be recalculated. In affirming its interim award, the arbitration panel also denied CELP's request for attorney fees, holding that each party would be responsible for its own fees.

On June 15, 2010, the Montana district court confirmed the final arbitration panel award and denied CELP's motion to vacate, modify or correct the award. CELP appealed the decision to the Montana Supreme Court (MSC). We participated in a court-ordered mediation with CELP in September 2010, but were unable to resolve claims. In May 2011, the MSC affirmed the Montana district court's order and the arbitration award.

Meanwhile, on October 31, 2010, NorthWestern filed with the MPSC, consistent with the direction of the arbitration panel, for a determination of the inputs that will be used to calculate contract rates for periods subsequent to June 30, 2006. The MPSC has not yet ruled on our filing. On June 30, 2011, CELP submitted another demand for arbitration, seeking clarification from the same panel regarding the panel's intent as to the implementation of its award in Contract Years 17 (July 2005 - June 2006) and 18 (July 2006 - June 2007). Based on our current assumptions, if CELP prevailed entirely, we could be required to increase our QF liability by approximately $15 million. If we prevailed entirely, we could reduce our QF liability by up to $30 million. Due to the uncertainty around resolution of this matter, we currently are unable to predict its outcome. In addition, settlement discussions concerning these claims are ongoing.

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

We and Putnam and Associates have agreed to settle the Gonzales Action and have executed a settlement agreement which remains subject to the approval of the Montana State Court. We paid the settlement agreement amount of $2.5 million to the Clerk of the Montana State Court in full satisfaction of all Gonzales Action claims. The Clerk of the Montana State Court will hold these funds pending final Montana State Court approval of the settlement, which could happen in early 2012.

Bozeman Explosion

On March 5, 2009, a natural gas explosion occurred in downtown Bozeman, Montana, resulting in one fatality, the destruction of or damage to six buildings and the businesses in them, and lesser damage to other nearby properties and businesses. Thirty-three lawsuits have been filed against NorthWestern in the District Court of Gallatin County, Montana, and a number of additional claims not currently in litigation also have been made against us. We have approximately $150 million of insurance coverage available for known and potential claims arising from the explosion. We tendered our self-insured retention under those policies to our insurance carriers, who accepted the tender and assumed the defense and handling of the existing and potential additional lawsuits and claims arising from the incident.

Settlements have been reached in 20 of the 33 cases filed to date, including the sole wrongful death case, and we have settled a number of the remaining claims that were not in litigation. There are currently 13 remaining property damage and business loss cases pending, three of which are scheduled for trial in the fall of 2011. While we cannot predict an outcome, we intend to continue vigorously defending those lawsuits as we pursue settlement negotiations. An additional number of claims not in litigation remain pending and are being handled by our primary insurance carrier.

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

Significant achievements during the three months ended June 30, 2011 include:

•	Amended and restated our revolving credit facility to increase the amount to $300 million from $250 million and to extend the maturity date to June 30, 2016 from June 30, 2012;

•	Filed a natural gas distribution rate case in South Dakota requesting a revenue increase of approximately $4.1 million; and

•	Signed an asset purchase agreement and requested MPSC approval to develop a 40 megawatt wind project in central Montana at an estimated cost of approximately $86 million.

Regulatory Matters

Rate cases are a key component of our earnings growth and achieving our financial objectives. In June 2011, we filed a request with the SDPUC for a natural gas distribution revenue increase of $4.1 million. This request was based on a return on equity of 10.9%, an equity ratio of 56.0% and rate base of $67.5 million. Approximately $1.4 million of the requested increase relates to the annual estimated manufactured gas plant remediation costs. In the event remediation costs are lower than estimated during the time period, the difference would be subject to a refund to customers. Accordingly, while gross margin and operating expenses will fluctuate based on actual results, this portion of the rate request would have no impact on operating income. We are currently awaiting the establishment of a procedural schedule.

Supply Investments
Wind Generation
In April 2011, we executed an agreement to purchase a wind project in Judith Basin County in Montana to be developed and constructed by Spion Kop Wind, LLC, a wholly-owned subsidiary of Compass Wind, LLC (Compass) that would provide approximately 40 MW of capacity, with an estimated cost for the total project of approximately $86 million. We filed an application for pre-approval with the MPSC during the second quarter of 2011 to include the project in regulated rate base as an electric supply resource. Both the energy and associated renewable energy credits would be placed into the electric supply portfolio to meet future customer loads and renewable portfolio standards obligations. If the MPSC fails to grant approval on or before April 1, 2012, then either party may terminate this agreement. Material construction would not commence until we receive a favorable ruling from the MPSC. Assuming MPSC approval by April 1, 2012, commercial operation is projected to begin by the end of 2012. The MPSC established a procedural schedule, with a hearing scheduled to begin on December 14, 2011.
Dave Gates Generating Station at Mill Creek
On March 19, 2011, our Vice President of Wholesale Operations, David G. Gates, was tragically killed in a private plane crash. On March 26, 2011 our Board of Directors renamed the Mill Creek Generating Station as the Dave Gates Generating Station at Mill Creek (DGGS) to posthumously recognize Gates’ significant contributions to the company. On December 31, 2010, we completed construction of DGGS, a 150 MW natural gas fired facility and began commercial operations on January 1, 2011. The facility provides regulating resources (in place of previously contracted ancillary services) to balance our transmission system in Montana to maintain reliability and enable wind power to be integrated onto the network to meet renewable energy portfolio needs.
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
On March 31, 2011, we made a compliance filing with the MPSC that will be used to conduct a final cost review and establish final rates. As a result of the lower than estimated construction costs and estimated impact of the flow-through of accelerated tax depreciation, we also reduced our interim rate request, which the MPSC authorized to take effect beginning May 1, 2011. A procedural schedule has been established setting a hearing on the matter for November 9, 2011. Discovery is currently in process.
During March 2011, we began settlement discussions with FERC Staff and large customers receiving service under Schedule 3 of the OATT. Due to the complexity of the case, settlement discussions have not been successful. During June 2011, FERC issued an order establishing a procedural schedule with a hearing scheduled for January 23, 2012 and an initial decision by May 4, 2012. Discovery is currently in process.
Through June 30, 2011, we have deferred revenue of approximately $6.2 million associated with DGGS that we expect to refund to customers, primarily due to lower than estimated construction costs, the estimated impact of the flow-through of accelerated tax depreciation and our current estimate of operating expenses as compared to amounts included in our interim rate requests.
Our filings are based on approximately 80% of our revenues related to the facility being subject to the MPSC's jurisdiction and approximately 20% being subject to FERC's jurisdiction. We have recognized revenues associated with DGGS based on our expectation that we will be allowed to fully recover our costs and be provided a reasonable return on our investment by both the MPSC and the FERC. There is significant uncertainty related to the ultimate resolution of cost allocations between the two jurisdictions, which could result in an inability to fully recover our costs, as well as requiring us to refund more interim revenues than our current estimate.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010

	Three Months Ended June 30,
	2011	2010	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$186.8	$184.8	$2.0	1.1%
Natural Gas	64.7	58.9	5.8	9.8
Other	0.3	0.3	—	—
	$251.8	$244.0	$7.8	3.2%

	Three Months Ended June 30,
	2011	2010	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$76.9	$82.3	$(5.4)	(6.6)%
Natural Gas	33.5	29.6	3.9	13.2
	$110.4	$111.9	$(1.5)	(1.3)%

	Three Months Ended June 30,
	2011	2010	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$109.9	$102.5	$7.4	7.2%
Natural Gas	31.2	29.3	1.9	6.5
Other	0.3	0.3	—	—
	$141.4	$132.1	$9.3	7.0%

Consolidated gross margin was $141.4 million for the three months ended June 30, 2011, an increase of $9.3 million, or 7.0%, from gross margin in 2010. Primary components of this change include the following:

Gross Margin 2011 vs. 2010
(in millions)
DGGS interim rates (subject to refund)	$6.5
Electric and natural gas retail volumes	1.8
Montana electric rate increase	1.5
Expiration of a power sales agreement	1.5
Operating expenses recovered in a tracker	0.5
Gas production	0.5
Montana property tax tracker	(2.5)
Transmission capacity	(1.1)
Settlement received during 2010	(0.5)
Montana natural gas rate decrease	(0.2)
Other	1.3
Increase in Consolidated Gross Margin	$9.3

This $9.3 million increase in gross margin includes the following:

•
DGGS revenues based on our current estimate of final resolution of applicable rate proceedings as discussed above in the "Summary" section. DGGS rates charged to Montana retail customers are based on total Montana retail volumes and will fluctuate quarterly due to the cyclical nature of our business;

•	An increase in electric and natural gas retail volumes due primarily to colder spring weather and customer growth;

•	An increase in Montana electric transmission and distribution rates implemented in July 2010;

•	The expiration in December 2010 of a power sales agreement related to Colstrip Unit 4;

•	Higher revenues for operating expenses recovered in supply trackers, primarily related to customer efficiency programs; and

•	Gas production margin from the Battle Creek Field.

These increases were partly offset by the following:

•	A decrease in Montana property taxes included in a tracker as compared to the same period in 2010;

•	Lower transmission capacity revenues due to decreased demand;

•	Higher cost of sales because 2010 results included a settlement related to coal supply costs at Colstrip; and

•	A decrease in Montana natural gas transmission and distribution rates implemented in January 2011.

	Three Months Ended June 30,
	2011	2010	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$69.5	$57.1	$12.4	21.7%
Property and other taxes	20.6	25.0	(4.4)	(17.6)
Depreciation	25.1	23.0	2.1	9.1
	$115.2	$105.1	$10.1	9.6%

Consolidated operating, general and administrative expenses were $69.5 million for the three months ended June 30, 2011, as compared with $57.1 million for the three months ended June 30, 2010. Primary components of this change include the following:

Operating, General & Administrative Expenses
2011 vs. 2010
(in millions)
Operating and maintenance	$2.7
Insurance expense	2.6
Labor	2.1
Plant operator costs	1.4
DGGS operating costs	0.8
Bad debt expense	0.5
Operating expenses recovered in supply trackers	0.5
Pension	0.3
Other	1.5
Increase in Operating, General & Administrative Expenses	$12.4

The increase in operating, general and administrative expenses of $12.4 million was primarily due to the following:

•	Increased operating and maintenance costs, primarily due to accelerated maintenance to enhance system reliability and performance;

•	Higher insurance expense as second quarter 2010 results included a $2.6 million insurance recovery;

•	Increased labor costs due primarily to compensation increases and a larger number of employees;

•	Higher plant operator costs at Colstrip Unit 4 due to scheduled maintenance;

•	The operations of DGGS in 2011;

•	Higher bad debt expense based on slower collections from customers;

•	Higher operating expenses primarily related to costs incurred for customer efficiency programs, which are recovered from customers through supply trackers and have no impact on operating income; and

•	Higher pension expense, however, based on current assumptions we expect the annual pension expense for 2011 to be comparable with 2010 due to the regulatory treatment of our Montana pension plan.

We expect our operating and maintenance and labor costs will continue to be higher than 2010, as part of our commitment to maintain high level reliability and performance. In March 2011, the MPSC approved a request for an accounting order to defer and amortize certain incremental operating and maintenance costs up to $16.9 million for 2011 and 2012 over a five-year period beginning in 2013 associated with the phase-in portion of the DSIP. The order does not specify the future regulatory treatment of the costs. We expect incremental costs related to the DSIP project to be approximately $7.2 million and $9.7 million, respectively in 2011 and 2012. As of June 30, 2011 we have deferred incremental costs of approximately $1.0 million.

Property and other taxes was $20.6 million for the three months ended June 30, 2011 as compared with $25.0 million in the second quarter of 2010. This decrease was due primarily to lower actual 2010 property taxes than our initial estimate based on assessed property valuations and mill levy increases in Montana, offset in part by plant additions, including the addition of DGGS. We estimate property taxes throughout each year and update to the actual expense when we receive our Montana property tax bills in November. Our 2010 actual property tax expense was lower than we estimated during the first three quarters of the year.

Depreciation expense was $25.1 million for the three months ended June 30, 2011 as compared with $23.0 million in the second quarter of 2010. This increase was primarily due to plant additions, including DGGS.

Consolidated operating income for the three months ended June 30, 2011 was $26.2 million, as compared with $27.0 million in the second quarter of 2010. This decrease was primarily due to higher operating expenses offset in part by an increase in gross margin discussed above.

Consolidated interest expense for the three months ended June 30, 2011 was $16.9 million, as compared with $16.1 million in the second quarter of 2010. This increase was primarily due to lower capitalization of AFUDC as DGGS began operating in January 2011, offset in part by lower rates on debt outstanding.

Consolidated other income for the three months ended June 30, 2011 was $1.1 million, as compared with $1.9 million in the second quarter of 2010. This decrease was primarily due to lower capitalization of AFUDC as DGGS began operating in January 2011.

We had a consolidated income tax benefit for the three months ended June 30, 2011 of $0.5 million as compared with income tax expense of $1.1 million in the same period of 2010. We currently expect our effective tax rate to range between 18% - 22% for 2011. Our effective tax rate differs from the federal tax rate of 35% primarily due to the regulatory flow-through treatment of repairs and state tax depreciation deductions. In addition, we maintain a valuation allowance against certain state NOL carryforwards based on our forecast of taxable income and our estimate that a portion of these NOL carryforwards will more likely than not expire before we can use them. The following table summarizes the significant components of the income tax benefit (expense):

	Three Months Ended June 30,
	(in millions)
	2011	2010
Income Before Income Taxes	$10.5	$12.8

Income tax calculated at 35% Federal statutory rate	(3.7)	(4.5)

Permanent or flow through adjustments:
Flow-through repairs deduction	1.5	1.2
Flow-through of state bonus depreciation deduction	0.7	—
Recognition of state NOL benefit/Valuation allowance release	1.6	2.2
State Income Tax & Other, net	0.4	—
	$4.2	$3.4

Income tax benefit (expense)	$0.5	$(1.1)

We recognized repairs related tax benefits of $1.5 million and $1.2 million for the three months ended June 30, 2011 and 2010, respectively.

We recognized a state bonus depreciation related tax benefit of $0.7 million for the three months ended June 30, 2011, primarily related to DGGS (which contributed to our reduced interim rate request as discussed above in the "Regulatory Matters" section). By comparison, we did not recognize any bonus depreciation tax benefits until the third quarter of 2010, when the Small Business Jobs Act of 2010 was signed into law. This Act extended bonus depreciation and provides a bonus tax depreciation deduction ranging from 50% - 100% for qualified property acquired or constructed and placed into service during 2010 through 2012. Based on guidance from the IRS, we believe DGGS will qualify for a 50% bonus tax depreciation deduction in 2011. We expect to recognize additional bonus related tax benefits through 2012.

The income tax benefit for the three months ended June 30, 2011 also includes a $1.6 million favorable state NOL carryforward utilization benefit from higher 2010 taxable income than our original estimate. By comparison, for the three months ended June 30, 2010, we had recognized a $2.2 million benefit based on our forecast of 2010 taxable income. We reversed this benefit during the third quarter of 2010, when the law extending bonus depreciation was signed.

Consolidated net income for the three months ended June 30, 2011 was $11.0 million as compared with $11.7 million for the same period in 2010. This decrease was primarily due to lower operating income, higher interest expense, and lower other income partially offset by an income tax benefit as discussed above.

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

	Six Months Ended June 30,
	2011	2010	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$395.4	$388.7	$6.7	1.7%
Natural Gas	193.9	188.9	5.0	2.6
Other	0.8	0.7	0.1	14.3
	$590.1	$578.3	$11.8	2.0%

	Six Months Ended June 30,
	2011	2010	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$161.4	$173.4	$(12.0)	(6.9)%
Natural Gas	111.1	111.4	(0.3)	(0.3)
	$272.5	$284.8	$(12.3)	(4.3)%

	Six Months Ended June 30,
	2011	2010	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$234.0	$215.3	$18.7	8.7%
Natural Gas	82.8	77.5	5.3	6.8
Other	0.8	0.7	0.1	14.3
	$317.6	$293.5	$24.1	8.2%

Consolidated gross margin was $317.6 million for the six months ended June 30, 2011, an increase of $24.1 million  or 8.2%, from gross margin in 2010. Primary components of this change include the following:

Gross Margin 2011 vs. 2010
(in millions)
DGGS interim rates (subject to refund)	$14.0
Electric and natural gas retail volumes	8.1
Montana electric rate increase	3.4
Expiration of a power sales agreement	3.0
Gas production	1.5
Operating expenses recovered in a tracker	0.5
Montana property tax tracker	(3.3)
Transmission capacity	(1.7)
Settlement received during 2010	(1.0)
South Dakota wholesale electric	(0.8)
Montana natural gas rate decrease	(0.5)
Other	0.9
Increase in Consolidated Gross Margin	$24.1

This $24.1 million increase in gross margin includes the following:

•
DGGS revenues based on our current estimate of final resolution of applicable rate proceedings. We estimate that gross margin will be positively impacted by approximately $14.0 million for the remainder of 2011 as compared to 2010 due to the inclusion of DGGS in rates;

•	An increase in electric and natural gas retail volumes due primarily to colder winter weather;

•	An increase in Montana electric transmission and distribution rates implemented in July 2010;

•	The expiration in December 2010 of a power sales agreement related to Colstrip Unit 4;

•	Gas production margin from the Battle Creek Field; and

•	Higher revenues for operating expenses recovered in supply trackers, primarily related to customer efficiency programs.

These increases were partly offset by the following:

•	A decrease in Montana property taxes included in a tracker as compared to the same period in 2010;

•	Lower transmission capacity revenues due to decreased demand;

•	Higher cost of sales because 2010 results included a settlement related to coal supply costs at Colstrip;

•	Lower wholesale electric sales in South Dakota from lower plant utilization due to market conditions; and

•	A decrease in Montana natural gas transmission and distribution rates implemented in January 2011.

	Six Months Ended June 30,
	2011	2010	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$136.9	$115.4	$21.5	18.6%
Property and other taxes	45.9	48.0	(2.1)	(4.4)
Depreciation	50.4	45.9	4.5	9.8
	$233.2	$209.3	$23.9	11.4%

Consolidated operating, general and administrative expenses were $136.9 million for the six months ended June 30, 2011, as compared with $115.4 million for the six months ended June 30, 2010. Primary components of this change include the following:

Operating, General & Administrative Expenses
2011 vs. 2010
(in millions)
Labor	$5.5
Operating and maintenance	5.3
Insurance expense	3.9
DGGS operating costs	2.1
Plant operator costs	1.6
Bad debt expense	0.7
Pension	0.7
Operating expenses recovered in supply trackers	0.5
Other	1.2
Increase in Operating, General & Administrative Expenses	$21.5

The increase in operating, general and administrative expenses of $21.5 million was primarily due to the following:

•	Increased labor costs due primarily to compensation increases and a larger number of employees;

•	Increased operating and maintenance costs, primarily due to accelerated maintenance to enhance system reliability and performance;

•
Higher insurance expense due to an increase in insurance reserves related to workers compensation and general liability matters. In addition, first quarter 2010 results included a $0.8 million favorable arbitration decision and second quarter 2010 results included a $2.6 million insurance recovery;

•
The operations of DGGS in 2011. We estimate the operations of DGGS will increase operating, general and administrative expenses by approximately $3.8 million for the remainder of 2011 as compared to 2010;

•	Higher plant operator costs at Colstrip Unit 4 due to scheduled maintenance;

•	Higher bad debt expense based on slower collections from customers;

•	Higher pension expense, however, based on current assumptions we expect the annual pension expense for 2011 to be comparable with 2010 due to the regulatory treatment of our Montana pension plan; and

•	Higher operating expenses primarily related to costs incurred for customer efficiency programs, which are recovered from customers through supply trackers and have no impact on operating income.

Property and other taxes was $45.9 million for the six months ended June 30, 2011 as compared with $48.0 million in the same period of 2010. This decrease was primarily due to the reasons discussed in the quarterly results section above. We estimate the inclusion of DGGS will increase property and other taxes by approximately $1.4 million for the remainder of 2011 as compared to 2010.

Depreciation expense was $50.4 million for the six months ended June 30, 2011 as compared with $45.9 million in the same period of 2010. This increase was primarily due to plant additions, including DGGS. We estimate the inclusion of DGGS will increase depreciation expense by approximately $2.9 million for the remainder of 2011 as compared to 2010.

Consolidated operating income for the six months ended June 30, 2011 was $84.3 million, as compared with $84.2 million in the same period of 2010, with an increase in gross margin mostly offset by higher operating expenses discussed above.

Consolidated interest expense for the six months ended June 30, 2011 was 34.0 million, as compared with 33.1 million in the same period of 2010. This increase was primarily due to lower capitalization of AFUDC as DGGS began operating in January 2011 offset in part by lower rates on debt outstanding.

Consolidated other income for the six months ended June 30, 2011 was $1.9 million, as compared with $2.6 million in the same period of 2010. This decrease was primarily due to lower capitalization of AFUDC as DGGS began operating in January 2011.

Consolidated income tax expense for the six months ended June 30, 2011 was $8.7 million as compared with a $13.3 million in the same period of 2010. The effective tax rate in 2011 was 16.6% as compared with 24.8% for the same period of 2010. The decrease in the effective tax rate was primarily due to the reasons discussed in the quarterly results section above.

The following table summarizes the significant components of the income tax benefit (expense):

	Six Months Ended June 30,
	(in millions)
	2011	2010
Income Before Income Taxes	$52.2	$53.7

Income tax calculated at 35% Federal statutory rate	(18.3)	(18.8)

Permanent or flow through adjustments:
Flow-through repair deduction	5.5	4.6
Flow-through of state bonus depreciation deduction	3.3	—
Recognition of state NOL benefit/Valuation allowance release	2.4	2.2
State Income Tax & Other, net	(1.6)	(1.3)
	$9.6	$5.5

Income tax expense	$(8.7)	$(13.3)

Consolidated net income for the six months ended June 30, 2011 was $43.5 million as compared with $40.4 million in the same period of 2010. The change was primarily due to flat operating income and lower income tax expense offset in part by higher interest expense and lower other income as discussed above.

ELECTRIC SEGMENT

Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010

	Results
	2011	2010	Change	% Change
	(dollars in millions)
Retail revenue	$166.9	$149.7	$17.2	11.5%
Transmission	9.9	11.0	(1.1)	(10.0)
Wholesale	0.8	11.9	(11.1)	(93.3)
Regulatory amortization and other	9.2	12.2	(3.0)	(24.6)
Total Revenues	186.8	184.8	2.0	1.1
Total Cost of Sales	76.9	82.3	(5.4)	(6.6)
Gross Margin	$109.9	$102.5	$7.4	7.2%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2011	2010	2011	2010	2011	2010
	(in thousands)
Retail Electric
Montana	$53,662	$47,213	503	496	272,328	270,369
South Dakota	10,305	9,489	119	110	48,611	48,419
Residential	63,967	56,702	622	606	320,939	318,788
Montana	71,789	63,640	747	741	61,465	60,777
South Dakota	15,363	14,938	213	213	11,971	11,848
Commercial	87,152	78,578	960	954	73,436	72,625
Industrial	9,579	8,129	704	684	72	71
Other	6,238	6,335	34	41	5,610	5,805
Total Retail Electric	$166,936	$149,744	2,320	2,285	400,057	397,289
Wholesale Electric
Montana	$—	$10,231	—	188	N/A	N/A
South Dakota	820	1,678	42	90	N/A	N/A
Total Wholesale Electric	$820	$11,909	42	278	—	—

	Degree Days			2011 as compared with:
Cooling Degree-Days	2011	2010	Historic Average	2010	Historic Average
Montana	16	24	41	33% colder	61% colder
South Dakota	61	75	68	19% colder	10% colder

	Degree Days			2011 as compared with:
Heating Degree-Days	2011	2010	Historic Average	2010	Historic Average
Montana	1,510	1,381	1,314	9% colder	15% colder
South Dakota	1,572	1,166	1,439	35% colder	9% colder

The following summarizes the components of the changes in electric margin for the three months ended June 30, 2011 and 2010:

Gross Margin 2011 vs. 2010
(in millions)
DGGS interim rates (subject to refund)	$6.5
Montana electric rate increase	1.5
Expiration of a power sales agreement	1.5
Retail volumes	0.6
Operating expenses recovered in supply trackers	0.5
Montana property tax tracker	(2.5)
Transmission capacity	(1.1)
Reclamation settlement received during 2010	(0.5)
Other	0.9
Increase in Gross Margin	$7.4

The improvement in margin is primarily due to DGGS interim rates, as discussed above, an increase in Montana rates, the expiration in December 2010 of a power sales agreement related to Colstrip Unit 4, an increase in retail volumes due primarily to colder spring weather and to a lesser extent customer growth, and higher revenues for operating expenses recovered in supply trackers primarily related to customer efficiency programs.

These increases were offset in part by a decrease in Montana property taxes included in a tracker as compared to the same period in 2010, a decline in transmission capacity demand, and the inclusion in the second quarter of 2010 of a settlement to recover previously incurred reclamation costs associated with the coal supply at Colstrip, which reduced cost of sales. The decrease in regulatory amortization is due to deferred costs primarily related to electric supply and property taxes that have been approved for refund in our revenues but not yet paid to customers.

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

Retail volumes increased slightly from colder weather and customer growth. While heating and cooling degree days may fluctuate significantly during the second quarter, our customer usage is not highly sensitive to these changes between the heating and cooling seasons. Wholesale volumes decreased in South Dakota from lower plant utilization due to market conditions. We no longer have Montana wholesale volumes due to the expiration of a remaining wholesale supply contract associated with Colstrip. Beginning January 1, 2011 these volumes are used to supply our retail demand.

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

	Results
	2011	2010	Change	% Change
	(dollars in millions)
Retail revenue	$363.1	$320.2	$42.9	13.4%
Transmission	20.8	22.5	(1.7)	(7.6)
Wholesale	1.2	23.0	(21.8)	(94.8)
Regulatory amortization and other	10.3	23.0	(12.7)	(55.2)
Total Revenues	395.4	388.7	6.7	1.7
Total Cost of Sales	161.4	173.4	(12.0)	(6.9)
Gross Margin	$234.0	$215.3	$18.7	8.7%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2011	2010	2011	2010	2011	2010
	(in thousands)
Retail Electric
Montana	$129,325	$110,809	1,233	1,176	272,426	270,648
South Dakota	23,698	22,334	298	286	48,658	48,421
Residential	153,023	133,143	1,531	1,462	321,084	319,069
Montana	148,922	129,858	1,567	1,529	61,462	60,788
South Dakota	31,672	30,746	452	451	11,880	11,735
Commercial	180,594	160,604	2,019	1,980	73,342	72,523
Industrial	18,762	15,896	1,396	1,360	72	71
Other	10,758	10,540	58	65	5,116	5,212
Total Retail Electric	$363,137	$320,183	5,004	4,867	399,614	396,875
Wholesale Electric
Montana	$—	$20,165	—	392	N/A	N/A
South Dakota	1,129	2,755	73	129	N/A	N/A
Total Wholesale Electric	$1,129	$22,920	73	521	—	—

	Degree Days			2011 as compared with:
Cooling Degree-Days	2011	2010	Historic Average	2010	Historic Average
Montana	16	24	41	33% colder	61% colder
South Dakota	61	75	68	19% colder	10% colder

	Degree Days			2011 as compared with:
Heating Degree-Days	2011	2010	Historic Average	2010	Historic Average
Montana	5,000	4,531	4,669	10% colder	7% colder
South Dakota	6,141	5,635	5,548	9% colder	11% colder

The following summarizes the components of the changes in electric margin for the six months ended June 30, 2011 and 2010:

Gross Margin 2011 vs. 2010
(in millions)
DGGS interim rates (subject to refund)	$14.0
Retail volumes	3.8
Montana electric rate increase	3.4
Expiration of a power sales agreement	3.0
Montana property tax tracker	(2.5)
Transmission capacity	(1.7)
Reclamation settlement received during 2010	(1.0)
South Dakota wholesale	(0.8)
Other	0.5
Increase in Gross Margin	$18.7

There are no cooling degree-days in the first three months of the year in our service territories; therefore, cooling degree-days are the same for the three and six months ended June 30, 2011.

The improvement in margin and the change in volumes are primarily due to the same reasons discussed above for the three months ended June 30, 2011.

NATURAL GAS SEGMENT

Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010

	Results
	2011	2010	Change	% Change
	(dollars in millions)
Retail revenue	$54.7	$45.6	$9.1	20.0%
Wholesale and other	10.0	13.3	(3.3)	(24.8)
Total Revenues	64.7	58.9	5.8	9.8
Total Cost of Sales	33.5	29.6	3.9	13.2
Gross Margin	$31.2	$29.3	$1.9	6.5%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2011	2010	2011	2010	2011	2010
	(in thousands)
Retail Gas
Montana	$24,302	$19,841	2,455	2,303	158,851	157,867
South Dakota	5,565	4,513	613	454	37,223	37,081
Nebraska	4,882	4,279	500	439	36,452	36,375
Residential	34,749	28,633	3,568	3,196	232,526	231,323
Montana	12,085	9,656	1,227	1,124	22,267	22,077
South Dakota	3,978	3,649	577	507	5,954	5,867
Nebraska	3,465	3,236	566	509	4,567	4,531
Commercial	19,528	16,541	2,370	2,140	32,788	32,475
Industrial	228	253	24	30	278	288
Other	231	173	28	23	145	146
Total Retail Gas	$54,736	$45,600	5,990	5,389	265,737	264,232

	Degree Days			2011 as compared with:
Heating Degree-Days	2011	2010	Historic Average	2010	Historic Average
Montana	1,510	1,381	1,314	9% colder	15% colder
South Dakota	1,572	1,166	1,439	35% colder	9% colder
Nebraska	1,225	1,073	1,180	14% colder	4% colder

The following summarizes the components of the changes in natural gas margin for the three months ended June 30, 2011 and 2010:

Gross Margin 2011 vs. 2010
(in millions)
Retail volumes	$1.2
Gas production	0.5
Montana natural gas rate decrease	(0.2)
Other	0.4
Increase in Gross Margin	$1.9

This increase in margin was primarily due to increased retail volumes from colder spring weather and gas production margin from the Battle Creek Field. These increases were offset in part by a decrease in Montana natural gas rates. Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales. In addition, average natural gas supply prices increased resulting in higher retail revenues and cost of sales in 2011 as compared with 2010, with no impact to gross margin.

Retail residential and commercial volumes increased in all jurisdictions due to colder spring weather and customer growth, while industrial volumes declined in Montana due to a lower number of customers and lower usage per customer.

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

	Results
	2011	2010	Change	% Change
	(dollars in millions)
Retail revenue	$175.8	$164.0	$11.8	7.2%
Wholesale and other	18.1	24.9	(6.8)	(27.3)
Total Revenues	193.9	188.9	5.0	2.6
Total Cost of Sales	111.1	111.4	(0.3)	(0.3)
Gross Margin	$82.8	$77.5	$5.3	6.8%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2011	2010	2011	2010	2011	2010
	(in thousands)
Retail Gas
Montana	$75,402	$64,460	8,093	7,256	158,940	158,080
South Dakota	18,871	19,064	2,212	2,021	37,467	37,328
Nebraska	16,367	17,112	1,882	1,888	36,700	36,625
Residential	110,640	100,636	12,187	11,165	233,107	232,033
Montana	38,523	32,069	4,142	3,607	22,270	22,083
South Dakota	13,280	16,917	1,909	2,239	5,954	5,915
Nebraska	11,708	12,742	1,853	1,864	4,602	4,568
Commercial	63,511	61,728	7,904	7,710	32,826	32,566
Industrial	920	1,079	102	125	280	290
Other	680	564	86	74	145	146
Total Retail Gas	$175,751	$164,007	20,279	19,074	266,358	265,035

	Degree Days			2011 as compared with:
Heating Degree-Days	2011	2010	Historic Average	2010	Historic Average
Montana	5,000	4,531	4,669	10% colder	7% colder
South Dakota	6,141	5,635	5,548	9% colder	11% colder
Nebraska	4,798	4,741	4,594	1% colder	4% colder

The following summarizes the components of the changes in natural gas margin for the six months ended June 30, 2011 and 2010:

Gross Margin 2011 vs. 2010
(in millions)
Retail volumes	$4.3
Gas production	1.5
Operating expenses recovered in supply trackers	0.7
Montana property tax tracker	(0.8)
Montana natural gas rate decrease	(0.5)
Other	$0.1
Increase in Gross Margin	$5.3

This increase in margin was primarily due to increased retail volumes from colder winter and spring weather, gas production margin from the Battle Creek Field, and higher revenues for operating expenses recovered in supply trackers primarily related to customer efficiency programs. These increases were offset in part by a decrease in Montana property taxes included in a tracker as compared to the same period in 2010 and a decrease in Montana natural gas rates.

Retail residential and commercial volumes increased in Montana due to colder weather and customer growth, while industrial volumes declined in Montana due to a lower number of customers and lower usage per customer. Retail residential volumes increased in South Dakota due to colder weather, while commercial volumes declined in South Dakota due primarily to higher usage for grain drying requirements during the first quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

We utilize short-term borrowings, including our revolving credit facility and commercial paper program to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. As of June 30, 2011, our total net liquidity was approximately $214.3 million including $4.5 million of cash and $209.8 million of revolving credit facility availability. Revolving credit facility availability was $222.8 million as of July 22, 2011.

The following table presents additional information about short term borrowings during the three months endedJune 30, 2011 (in millions):

June 30, 2011	Short-term Borrowings
Amount outstanding	$90.0
Weighted average interest rate	0.35%
Daily average amount outstanding	$58.4
Weighted average interest rate	0.38%
Maximum amount outstanding	$90.0

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

As of June 30, 2011, we are over collected on our current Montana natural gas and electric trackers by approximately $1.0 million, as compared with an under collection of $14.1 million as of December 31, 2010, and an over collection of $1.3 million as of June 30, 2010.

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

Therefore, despite the end user exemption, concern remains that counterparties that do not qualify for the exemption will pass along the increased cost and margin requirements through higher prices and reductions in unsecured credit limits. We are unable to assess the impact of the financial reform legislation pending issuance of the final regulations implementing these provisions, which will not take effect until 60 days following publication of the applicable final rule.

Credit Ratings

Credit ratings impact our ability to obtain short- and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. Fitch Ratings (Fitch), Moody's Investors Service (Moody’s) and Standard and Poor’s Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. As of July 22, 2011, our current ratings with these agencies are as follows:

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

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net income	$43.5	$40.4
Non-cash adjustments to net income	77.3	65.9
Changes in working capital	38.1	27.5
Other	4.6	(1.4)
	163.5	132.4

Investing Activities
Property, plant and equipment additions	(71.9)	(116.2)
Other	0.2	—
	(71.7)	(116.2)

Financing Activities
Net (repayment) borrowing of debt	(66.6)	16.7
Dividends on common stock	(26.0)	(24.5)
Other	(0.9)	(6.6)
	(93.5)	(14.4)

Net (Decrease) Increase in Cash and Cash Equivalents	$(1.7)	$1.8
Cash and Cash Equivalents, beginning of period	$6.2	$4.3
Cash and Cash Equivalents, end of period	$4.5	$6.1

Cash Provided by Operating Activities

As of June 30, 2011, cash and cash equivalents were $4.5 million as compared with $6.2 million at December 31, 2010 and $6.1 million at June 30, 2010. Cash provided by operating activities totaled $163.5 million for the six months ended June 30, 2011 as compared with $132.4 million during the six months ended June 30, 2010. This increase in operating cash flows is primarily related to a $10.0 million decrease in contributions to our qualified pension plans as compared with the same period in 2010 and improvements in the collection of our supply costs.

Cash Used in Investing Activities

Cash used in investing activities decreased by approximately $44.6 million as compared with the first six months of 2010 due primarily to additions related to the DGGS project in the prior year.

Cash Used in Financing Activities

Cash used in financing activities totaled approximately $93.5 million during the six months ended June 30, 2011 as compared with approximately $14.4 million during the six months ended June 30, 2010. During the six months ended June 30, 2011, net cash used in financing activities consisted of the net revolving credit facility repayments of $153.0 million, net issuance of commercial paper of $90.0 million, the repayment of long-term debt of $3.6 million and the payment of dividends of $26.0 million. During the six months ended June 30, 2010, we received proceeds from the issuance of debt of $225.0 million, made debt repayments of $208.4 million, paid deferred financing costs of $6.6 million and paid dividends on common stock of $24.5 million.

Financing Activities - On February 8, 2011, we entered into a commercial paper program under which we may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $250 million to provide an additional financing source for our short-term liquidity needs. The maturities of the commercial paper issuances will vary, but may not exceed 270 days from the date of issue. Commercial paper issuances are supported by available capacity under our unsecured revolving line of credit.

On June 30, 2011, we amended and restated our unsecured revolving line of credit scheduled to expire on June 30, 2012. The amended facility extends the term to June 30, 2016, and increases the aggregate principal amount available under the facility by $50 million to $300 million. The facility also has an accordion feature that allows us to increase the size of the facility up to $350 million with the consent of the lenders. The amended facility does not amortize and borrowings will bear interest based on a credit ratings grid. The 'spread' or 'margin' ranges from 0.88% to 1.75% over the LIBOR. On the closing date of the agreement, the applicable spread was 1.25%, based on our current unsecured credit ratings. A total of eight banks participate in the new facility, with no one bank providing more than 17% of the total availability. The amended facility contains covenants substantially similar to the previous facility.

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

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of June 30, 2011. See our Annual Report on Form 10-K for the year ended December 31, 2010 for additional discussion.

	Total	2011	2012	2013	2014	2015	Thereafter
	(in thousands)
Long-term Debt	$911,768	$2,958	$3,792	$—	$—	$—	$905,018
Capital Leases	34,950	662	1,370	1,468	1,582	1,705	28,163
Notes Payable	89,988	89,988	—	—	—	—	—
Future minimum operating lease payments	4,741	1,045	1,906	975	410	167	238
Estimated Pension and Other Postretirement Obligations (1)	70,445	13,645	15,400	13,800	13,800	13,800	N/A
Qualifying Facilities (2)	1,301,716	33,033	67,111	69,816	72,354	74,135	985,267
Supply and Capacity Contracts (3)	1,570,751	183,468	250,346	213,356	141,126	103,590	678,865
Contractual interest payments on debt (4)	492,847	21,347	50,859	50,917	50,917	50,741	268,066
Total Commitments (5)	$4,477,206	$346,146	$390,784	$350,332	$280,189	$244,138	$2,865,617
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

(3)	We have entered into various purchase commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 19 years.

(4)	We have assumed a weighted average interest rate of 0.35% on outstanding short-term borrowing amounts through maturity.

(5)	Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that are believed to be proper and reasonable under the circumstances.

As of June 30, 2011, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the LIBOR plus a credit spread, ranging from 0.88% to 1.75% over LIBOR. To more cost effectively meet short-term cash requirements, we established a program where we may issue commercial paper; which is supported by our revolving credit facility. Since commercial paper terms are short-term, we are subject to interest rate risk. As of June 30, 2011, we had approximately $90.0 million of commercial paper outstanding and no borrowings on our revolving credit facility. A 1% increase in interest rates would increase our annual interest expense by approximately $0.9 million.

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

As part of our overall strategy for fulfilling our electric and natural gas supply requirements, we employ the use of market purchases, including forward purchase and sales contracts. These types of contracts are included in our supply portfolios and in some instances, are used to manage price volatility risk by taking advantage of seasonal fluctuations in market prices. These contracts are part of an overall portfolio approach intended to provide price stability for consumers. As a regulated utility, our exposure to market risk caused by changes in commodity prices is substantially mitigated because these commodity costs are included in our cost tracking mechanisms and are recoverable from customers subject to prudence reviews by applicable state regulatory commissions.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The profitability of our operations is dependent on our ability to recover the costs of providing energy and utility services to our customers and earn a return on our capital investment in our utility operations. We provide service at rates approved by one or more regulatory commissions. These rates are generally regulated based on an analysis of our costs incurred in a historical test year. In addition, each regulatory commission sets rates based in part upon their acceptance of an allocated share of total utility costs. When commissions adopt different methods to calculate interjurisdictional cost allocations, some costs may not be recovered. Thus, the rates we are allowed to charge may or may not match our costs at any given time. While rate regulation is premised on providing a reasonable opportunity to earn a reasonable rate of return on invested capital, there can be no assurance that the applicable regulatory commission will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of such costs.

For example, in our regulatory filings related to DGGS, we proposed an allocation of approximately 80% of  costs to retail customers subject to the MPSC's jurisdiction and approximately 20% allocated to wholesale customers subject to FERC's jurisdiction. We have recognized revenues associated with DGGS based on our expectation that we will be allowed to fully recover our costs and be provided a reasonable return on our investment by both the MPSC and the FERC. There is significant uncertainty related to the ultimate resolution of cost allocations between the two jurisdictions, which could result in an inability to fully recover our costs, as well as requiring us to refund more interim revenues than our current estimate.

We are also subject to the jurisdiction of FERC with regard to electric system reliability standards. We must comply with the standards and requirements established, which apply to the North American Electric Reliability Corporation (NERC) functions for which we have registered in both the Midwest Reliability Organization for our South Dakota operations and the Western Electricity Coordination Council for our Montana operations. The FERC can impose penalties for violation of FERC statutes, rules and orders of $1 million per violation per day. In addition, more than 120 electric reliability standards are mandatory and subject to potential financial penalties by NERC or FERC for violations. If a serious reliability incident did occur, it could have a material adverse effect on our operations or financial results.

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

As of June 30, 2011, we have capitalized approximately $18.6 million in preliminary survey and investigative costs related to MSTI. If we are unable to complete the development and ultimate construction of MSTI or decide to delay or cancel construction for any reason, including failure to receive necessary regulatory approvals and/or siting or environmental permits, we may not be able to recover our investment. Even if MSTI is completed, the total costs may be higher than estimated and there is no assurance that we will be able to recover such costs from customers. If our efforts to complete MSTI are not successful we may have to write-off all or a portion these costs, which could have a material adverse effect on our results of operations. See Note 9 - Regulatory Matters to the Condensed Consolidated Financial Statements for further discussion of this project.
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

ITEM 6.                      EXHIBITS

(a) Exhibits

Exhibit 10.1—Amended and Restated Credit Agreement, dated June 30, 2011, among NorthWestern Corporation, as borrower, the several banks and other financial institutions or entities from time to time parties to the agreement, as lenders, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities L.L.C. as joint lead arrangers; JPMorgan Chase Bank, N.A., as syndication agent; Keybank National Association, Union Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and Bank of America, N.A., as administrative agent.

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

NorthWestern Corporation
Date:	July 27, 2011	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*10.1
Amended and Restated Credit Agreement, dated June 30, 2011, among NorthWestern Corporation, as borrower, the several banks and other financial institutions or entities from time to time parties to the agreement, as lenders, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities L.L.C. as joint lead arrangers; JPMorgan Chase Bank, N.A., as syndication agent; Keybank National Association, Union Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and Bank of America, N.A., as administrative agent.

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