Form 10-Q
period 2011-09-30
NORTHWESTERN CORP
filed 2011-10-26
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Common Stock, Par Value $0.01
36,265,149 shares outstanding at October 21, 2011

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

•
we have capitalized approximately $19.5 million in preliminary survey and investigative costs related to our proposed Mountain States Transmission Intertie (MSTI) transmission project. If our efforts to complete MSTI are not successful we may have to write-off all or a portion of these costs which could have a material adverse effect on our results of operations;

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	September 30, 2011	December 31, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$5,994	$6,234
Restricted cash	11,674	12,862
Accounts receivable, net	107,112	143,304
Inventories	72,047	50,701
Regulatory assets	44,790	59,993
Deferred income taxes	19,593	24,052
Other	7,804	5,908
Total current assets	269,014	303,054
Property, plant, and equipment, net	2,170,928	2,117,977
Goodwill	355,128	355,128
Regulatory assets	225,757	222,341
Other noncurrent assets	40,997	39,169
Total assets	$3,061,824	$3,037,669
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$1,348	$1,276
Current maturities of long-term debt	3,792	6,578
Short-term borrowings	112,993	—
Accounts payable	59,117	75,042
Accrued expenses	229,427	203,900
Regulatory liabilities	19,836	17,173
Total current liabilities	426,513	303,969
Long-term capital leases	33,271	34,288
Long-term debt	905,034	1,061,780
Deferred income taxes	262,660	232,709
Noncurrent regulatory liabilities	262,890	251,133
Other noncurrent liabilities	333,247	333,443
Total liabilities	2,223,615	2,217,322
Commitments and Contingencies (Note 13)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 39,827,577 and 36,264,686 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	398	398
Treasury stock at cost	(90,258)	(90,427)
Paid-in capital	816,151	813,878
Retained earnings	107,494	87,984
Accumulated other comprehensive income	4,424	8,514
Total shareholders' equity	838,209	820,347
Total liabilities and shareholders' equity	$3,061,824	$3,037,669
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Electric	$206,613	$203,585	$602,024	$592,262
Gas	37,067	36,963	230,971	225,882
Other	361	270	1,112	906
Total Revenues	244,041	240,818	834,107	819,050
Operating Expenses
Cost of sales	98,045	105,922	370,523	390,685
Operating, general and administrative	66,332	58,437	203,254	173,871
Property and other taxes	22,605	20,535	68,551	68,487
Depreciation	25,181	22,825	75,562	68,697
Total Operating Expenses	212,163	207,719	717,890	701,740
Operating Income	31,878	33,099	116,217	117,310
Interest Expense, net	(16,694)	(16,306)	(50,737)	(49,413)
Other Income	346	2,315	2,257	4,921
Income Before Income Taxes	15,530	19,108	67,737	72,818
Income Tax Expense	(635)	(4,729)	(9,297)	(18,030)
Net Income	$14,895	$14,379	$58,440	$54,788
Average Common Shares Outstanding	36,262	36,196	36,254	36,181
Basic Earnings per Average Common Share	$0.41	$0.40	$1.61	$1.51
Diluted Earnings per Average Common Share	$0.41	$0.40	$1.60	$1.51
Dividends Declared per Average Common Share	$0.36	$0.34	$1.08	$1.02

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net Income	$58,440	$54,788
Items not affecting cash:
Depreciation	75,562	68,697
Amortization of debt issue costs, discount and deferred hedge gain	914	1,428
Amortization of restricted stock	1,649	1,264
Equity portion of allowance for funds used during construction	(960)	(4,597)
Loss on disposition of assets	850	716
Deferred income taxes	31,310	31,213
Changes in current assets and liabilities:
Restricted cash	1,188	2,241
Accounts receivable	36,192	45,117
Inventories	(21,346)	(17,391)
Other current assets	(1,896)	6,021
Accounts payable	(12,808)	(31,371)
Accrued expenses	37,018	41,108
Regulatory assets	5,539	(8,247)
Regulatory liabilities	2,663	(12,551)
Other noncurrent assets	(3,451)	10,923
Other noncurrent liabilities	(359)	(1,049)
Cash provided by operating activities	210,505	188,310
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(124,484)	(178,147)
Proceeds from sale of assets	209	69
Cash used in investing activities	(124,275)	(178,078)
FINANCING ACTIVITIES:
Treasury stock activity	169	(127)
Dividends on common stock	(38,930)	(36,728)
Issuance of long term-debt	—	225,000
Repayments on long-term debt	(6,586)	(231,141)
Line of credit borrowings	80,000	554,000
Line of credit repayments	(233,000)	(511,000)
Issuances of short-term borrowings, net	112,993	—
Financing costs	(1,116)	(8,019)
Cash used in financing activities	(86,470)	(8,015)
(Decrease) Increase in Cash and Cash Equivalents	(240)	2,217
Cash and Cash Equivalents, beginning of period	6,234	4,344
Cash and Cash Equivalents, end of period	$5,994	$6,561
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	18	1,000
Interest	28,950	31,637
Significant non-cash transactions:
Capital expenditures included in accounts payable	4,314	4,416

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to September 30, 2011, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain Qualifying Facility (QF) plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 Megawatt (MW) coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per Megawatt Hour (MWH) (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $422.1 million through 2024.

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

Accounting Standards Adopted

There have been no new accounting pronouncements or changes in accounting pronouncements adopted during the nine months ended September 30, 2011 that are of significance, or potential significance, to us.

(3)	Income Taxes

Our effective tax rate was 4.1% and 13.7% for the three and nine months ended September 30, 2011 as compared with 24.7% and 24.8% for the three and nine months ended September 30, 2010. The following table summarizes the significant components of the income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Income Before Income Taxes	$15,530	$19,108	$67,737	$72,818

Income tax calculated at 35% Federal statutory rate	(5,435)	(6,687)	(23,707)	(25,485)

Permanent or flow through adjustments:
Flow-through repairs deductions	3,243	2,341	8,745	6,902
Flow-through of state bonus depreciation deduction	1,170	—	4,452	—
Recognition of state NOL benefit/valuation allowance release	—	—	2,402	2,178
State income tax & other, net	387	(383)	(1,189)	(1,625)
	$4,800	$1,958	$14,410	$7,455

Income tax expense	$(635)	$(4,729)	$(9,297)	$(18,030)

Our effective tax rate differs from the federal tax rate of 35% primarily due to repairs and state tax bonus depreciation deductions. The regulatory accounting treatment of these deductions requires immediate income recognition for temporary tax differences of this type, which is referred to as the flow-through method. When the flow-through method of accounting for temporary differences is reflected in regulated revenues we record deferred income taxes and establish related regulatory assets and liabilities.

In addition we maintain a valuation allowance against certain state net operating loss (NOL) carryforwards based on our forecast of taxable income and our estimate that a portion of these NOL carryforwards will more likely than not expire before we can use them. The nine months ended September 30, 2011 includes a $2.4 million favorable state NOL carryforward utilization benefit due to 2010 taxable income being higher than our original estimate. By comparison, we had recognized a $2.2 million valuation allowance release for the nine months ended September 30, 2010 based on our forecast of 2010 taxable income at that time. We reversed this benefit during the fourth quarter of 2010 after the law extending bonus depreciation was implemented.

Uncertain Tax Positions

We have unrecognized tax benefits of approximately $131.4 million as of September 30, 2011, including approximately $79.8 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitations within the next twelve months.

The Internal Revenue Service (IRS) issued guidance during the third quarter of 2011 providing a safe harbor method for determining the tax treatment of repair costs related to electric transmission and distribution property. We are evaluating whether or not we want to elect the safe harbor method, which may result in a change in related repairs deductions and unrecognized tax benefits.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the nine months ended September 30, 2011, we have not recognized expense for interest or penalties, and do not have any amounts accrued at September 30, 2011 and December 31, 2010, respectively, for the payment of interest and penalties.

Our federal tax returns from 2000 forward remain subject to examination by the IRS.

(4)	Goodwill

There were no changes in our goodwill during the nine months ended September 30, 2011. Goodwill by segment is as follows for both September 30, 2011 and December 31, 2010 (in thousands):

Electric	$241,100
Natural gas	114,028
$355,128

(5)	Other Comprehensive Income

The following table displays the components of Other Comprehensive Income (OCI), which is included in Shareholders’ Equity on the Condensed Consolidated Balance Sheets (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$14,895	$14,379	$58,440	$54,788
Other comprehensive income (loss), net of tax:
Reclassification of net gains on hedging instruments from OCI to net income	(183)	(297)	(777)	(891)
Foreign currency translation	(168)	62	(99)	35
Comprehensive income	$14,544	$14,144	$57,564	$53,932

(6)	Risk Management and Hedging Activities

Nature of Our Business and Associated Risks

We are exposed to certain risks related to the ongoing operations of our business, including the impact of market fluctuations in the price of electricity and natural gas commodities and changes in interest rates. We rely on market purchases to fulfill a large portion of our electric and natural gas supply requirements within the Montana market. Several factors influence price levels and volatility. These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, fuel availability, market liquidity, and the nature and extent of current and potential federal and state regulations.

Objectives and Strategies for Using Derivatives

To manage our exposure to fluctuations in commodity prices we routinely enter into derivative contracts, such as fixed-price forward purchase and sales contracts. The objective of these transactions is to fix the price for a portion of anticipated energy purchases to supply our customers. These types of contracts are included in our electric and natural gas supply portfolios and are used to manage price volatility risk by taking advantage of seasonal fluctuations in market prices. While individual contracts may be above or below market value, the overall portfolio approach is intended to provide price stability for consumers; therefore, these commodity costs are included in our cost tracking mechanisms and are recoverable from customers subject to prudence reviews by the applicable state regulatory commissions. We do not maintain a trading portfolio, and our derivative transactions are only used for risk management purposes. In addition, we may use interest rate swaps to manage our interest rate exposures associated with new debt issuances or to manage our exposure to fluctuations in interest rates on variable rate debt.

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

Normal Purchases and Normal Sales

We have applied the normal purchase and normal sale scope exception (NPNS) to most of our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Financial Statements at September 30, 2011 and December 31, 2010. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

Mark-to-Market Transactions	Balance Sheet Location	September 30, 2011	December 31, 2010

Natural gas net derivative liability	Accrued Expenses	$20,057	$29,712

The following table represents the net change in fair value for these derivatives (in thousands):

	Unrealized gain (loss) recognized in Regulatory Assets		Unrealized gain (loss) recognized in Regulatory Assets
	Three Months Ended		Nine Months Ended
Derivatives Subject to Regulatory Deferral	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Natural gas	$1,840	$(3,161)	$9,655	$(12,862)

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

The following table presents, as of September 30, 2011, the aggregate fair value of forward purchase contracts that do not qualify for NPNS that contain credit risk-related contingent features. If the credit risk-related contingent features underlying these agreements were triggered as of September 30, 2011, the collateral posting requirements would be as follows (in thousands):

Contracts with Contingent Feature	Fair Value Liability	Posted Collateral	Contingent Collateral

Credit rating	$10,306	$—	$10,306

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

	Location of gain reclassified from AOCI to Income	Nine months ended September 30, 2011

Amount of gain reclassified from AOCI	Interest Expense	$891

Approximately $7.8 million of the pre-tax gain on these cash flow hedges is remaining in AOCI as of September 30, 2011, and we expect to reclassify approximately $1.2 million from AOCI into interest expense during the next twelve months. These gains relate to swaps previously terminated, and we have no current interest rate swaps outstanding.

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

September 30, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
Restricted cash	$11,213	$—	$—	$—	$11,213
Rabbi trust investments	7,003	—	—	—	7,003
Derivative liability (1)	—	(20,057)	—	—	(20,057)
Total	$18,216	$(20,057)	$—	$—	$(1,841)

December 31, 2010
Restricted Cash	$12,297	$—	$—	$—	$12,297
Rabbi trust investments	5,495	—	—	—	5,495
Derivative asset (1)	—	1,620	—	—	1,620
Derivative liability (1)	—	(31,332)	—	—	(31,332)
Net derivative liability	—	(29,712)	—	—	(29,712)
Total	$17,792	$(29,712)	$—	$—	$(11,920)
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

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt (including current portion)	$908,826	$1,050,621	$1,068,358	$1,137,148

Short-term borrowings consist of commercial paper and is not included in the table above as carrying value approximates fair value. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies; however, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange.

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

On June 30, 2011, we amended and restated our unsecured revolving line of credit scheduled to expire on June 30, 2012. The amended facility extends the term to June 30, 2016, and increases the aggregate principal amount available under the facility by $50 million to $300 million. The facility also has an accordion feature that allows us to increase the size of the facility up to $350 million with the consent of the lenders. The amended facility does not amortize and borrowings will bear interest based on a credit ratings grid. The 'spread' or 'margin' ranges from 0.88% to 1.75% over the London Interbank Offered Rate (LIBOR). Based on our unsecured credit ratings on the closing date of the agreement, the applicable spread was 1.25%. A total of eight banks participate in the new facility, with no one bank providing more than 17% of the total availability. The amended facility contains covenants substantially similar to the previous facility.

(9)	Regulatory Matters

South Dakota Natural Gas Rate Case

In June 2011, we filed a request with the South Dakota Public Utilities Commission (SDPUC) for a natural gas distribution revenue increase of $4.1 million. This request was based on a return on equity of 10.9%, an equity ratio of 56.0% and a rate base of $67.5 million. Approximately $1.4 million of the requested increase relates to annual estimated manufactured gas plant remediation costs. In the event remediation costs are lower than estimated during the time period, the difference would be subject to a refund to customers. Accordingly, while gross margin and operating expenses will fluctuate based on actual results, this portion of the rate request would have no impact on operating income. We expect to complete this rate case and implement new rates by December 31, 2011.
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

Montana Distribution System Infrastructure Project (DSIP)
In March 2011, the MPSC approved a request for an accounting order to defer certain incremental operating and maintenance expenses up to $16.9 million for 2011 and 2012 and amortize over a five-year period beginning in 2013 associated with the phase-in portion of the DSIP. We expect incremental expenses related to the DSIP project to be approximately $7.2 million and $9.7 million, respectively in 2011 and 2012. As of September 30, 2011 we have deferred incremental expenses of approximately $2.3 million. In addition, we are currently projecting capital expenditures under the DSIP to be approximately $287 million over a seven-year time span beginning in 2011. As of September 30, 2011, we have incurred approximately $8.5 million of DSIP-related capital expenditures. Based on our current forecast, along with the MPSC's recent approval of the accounting order, we anticipate providing the MPSC an informational technical plan on October 31, 2011, and believe that DSIP-related expenses will be recovered in base rates through annual or biennial general rate cases.

Dave Gates Generating Station at Mill Creek (formerly Mill Creek Generating Station) (DGGS)

On December 31, 2010, we completed construction of DGGS, a 150 MW natural gas fired facility and began commercial operations on January 1, 2011. The facility provides regulating resources (in place of previously contracted ancillary services) to balance our transmission system in Montana to maintain reliability and enable wind power to be integrated into the network to meet renewable energy portfolio needs. Total project costs through September 30, 2011 were approximately $183 million.

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

On March 31, 2011, we made a compliance filing with the MPSC that will be used to conduct a final cost review and establish final rates. As a result of the lower than estimated construction costs and estimated impact of the flow-through of accelerated state tax depreciation, we also reduced our interim rate request, which the MPSC authorized to take effect beginning May 1, 2011. A procedural schedule has been established setting a hearing on the matter starting November 9, 2011. Discovery is currently in process.

During March 2011, we began settlement discussions with FERC Staff and large customers receiving service under Schedule 3 of the OATT. Settlement discussions have not been successful. During June 2011, FERC issued an order establishing a procedural schedule with a hearing scheduled for January 23, 2012 and an initial decision by May 4, 2012. Discovery is currently in process.

Through September 30, 2011, we have deferred revenue of approximately $8.2 million associated with DGGS due to lower than estimated construction costs, the estimated impact of the flow-through of accelerated state tax depreciation, our current estimate of operating expenses as compared to amounts included in our interim rate requests, and uncertainty related to the allocation of costs between the MPSC and FERC jurisdictions. Our filings are based on approximately 80% of our revenues related to the facility being subject to the MPSC's jurisdiction and approximately 20% being subject to FERC's jurisdiction. There is significant uncertainty related to the ultimate resolution of cost allocations between the two jurisdictions, which could result in an inability to fully recover our costs, as well as requiring us to refund more interim revenues than our current estimate.

Mountain States Transmission Intertie Project

We have been involved in an open season process for our proposed MSTI line. Under our original timeline, we anticipated completing the open season process by the end of 2010. During 2010, a lawsuit was filed against the Montana Department of Environmental Quality (MDEQ) by Jefferson County, Montana, regarding the County's ability to be more involved in the siting and routing of MSTI. On September 8, 2010, the Montana District Court agreed with Jefferson County and (i) required the MDEQ to consult with Jefferson County in the preparation of the environmental impact statement (EIS) concerning the project and (ii) enjoined the MDEQ from releasing the draft EIS until that consultation occurs. In January 2011, MDEQ appealed the decision to the Montana Supreme Court. In February 2011, we also appealed the decision to the Montana Supreme Court. Oral arguments occurred before the Montana Supreme Court on August 2, 2011 and we anticipate receiving a decision by the end of 2011. In addition to this lawsuit, due to general economic conditions, lack of clarity around federal legislation on renewables and uncertainty in the California renewable standards, we have extended the open season process for the proposed MSTI line until at least the second quarter of 2012.

Construction on MSTI would not commence until all local, state and federal permits/regulatory requirements are met and there are sufficient contracts with credit-worthy shippers to support financing. We have successfully completed a path rating process for MSTI with the Western Electricity Coordinating Council (WECC), which is independent of the siting process. This process established a path rating for MSTI of 1,500 MW southbound and 1,100 MW northbound on the transmission facility. In September 2011, the proposed MSTI line received 'Phase 3' status, which means the study is concluded, the path rating has been established, and that from a regional planning alternative, MSTI could be constructed with the approved rating. Phase 3 would conclude when the project is placed into service. The rating was affirmed for all of the potential alternative routes, including a 'common corridor' approach to what has been termed the 'northern route alternative' that may allow MSTI to more closely parallel an existing 500kV transmission line.

Due to the uncertainty surrounding the project, certain aspects are scaleable and thus can be built out to more closely match the timing and needs of new generation and loads. To avoid excessive risk for us, it is critical to reduce regulatory uncertainty before making large capital investments and/or commitments. We are also contemplating a strategic partner to own up to 50% of MSTI, however there can be no assurance that we will enter into such a partnership.

Through September 30, 2011, we have capitalized approximately $19.5 million of preliminary survey and investigative costs associated with the MSTI transmission project. As we continue to develop MSTI, costs will continue to increase. If our efforts to complete MSTI are not successful we may have to write-off all or a portion of these costs, which could have a material adverse effect on our results of operations.

FERC Order No. 1000

In July 2011, the FERC issued a Final Rule - Order No. 1000 which amends the transmission planning and cost allocation requirements established in Order No. 890. With respect to transmission planning,  Order No. 1000: (1) requires that each public utility transmission provider participate in a regional transmission planning process that produces a regional transmission plan; (2) requires that each public utility transmission provider amend its OATT to describe procedures that provide for the consideration of transmission needs driven by public policy requirements in the local and regional transmission planning processes; (3) removes from Commission-approved tariffs and agreements a federal right of first refusal for certain new transmission facilities; and (4) improves coordination between neighboring transmission planning regions.  Further,  Order No. 1000 requires that each public utility transmission provider must participate in a regional transmission planning process that has: (1) a regional cost allocation method for the cost of new transmission facilities selected in a regional transmission plan for purposes of cost allocation; and (2) an interregional cost allocation method for the cost of certain new transmission facilities that are located in two or more neighboring transmission planning regions and are jointly evaluated by the regions in the interregional transmission coordination procedures required by Order No. 1000. We are reviewing Order No. 1000 and participating in our regional transmission planning processes to develop and implement the requirements to comply with the Order.  The impacts of Order No. 1000, if any, cannot be predicted at this time.

(10)	Segment Information

Our reportable business segments are primarily engaged in the electric and natural gas business. The remainder of our operations are presented as other, which is not considered a business unit. Other primarily consists of a remaining unregulated natural gas capacity contract, the wind down of our captive insurance subsidiary and our unallocated corporate costs.

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

Three Months Ended
September 30, 2011	Electric	Gas	Other	Eliminations	Total
Operating revenues	$206,613	$37,067	$361	$—	$244,041
Cost of sales	85,221	12,824	—	—	98,045
Gross margin	121,392	24,243	361	—	145,996
Operating, general and administrative	45,607	19,979	746	—	66,332
Property and other taxes	16,894	5,708	3	—	22,605
Depreciation	20,465	4,708	8	—	25,181
Operating income (loss)	38,426	(6,152)	(396)	—	31,878
Interest expense	(13,661)	(2,711)	(322)	—	(16,694)
Other income	86	232	28	—	346
Income tax (expense) benefit	(3,407)	3,016	(244)	—	(635)
Net income (loss)	$21,444	$(5,615)	$(934)	$—	$14,895
Total assets	$2,157,225	$891,989	$12,610	$—	$3,061,824
Capital expenditures	$44,318	$8,309	$—	$—	$52,627

Three Months Ended
September 30, 2010	Electric	Gas	Other	Eliminations	Total
Operating revenues	$203,585	$36,963	$270	$—	$240,818
Cost of sales	92,691	13,231	—	—	105,922
Gross margin	110,894	23,732	270	—	134,896
Operating, general and administrative	42,331	17,429	(1,323)	—	58,437
Property and other taxes	15,569	5,041	(75)	—	20,535
Depreciation	18,439	4,378	8	—	22,825
Operating income (loss)	34,555	(3,116)	1,660	—	33,099
Interest expense	(12,202)	(3,116)	(988)	—	(16,306)
Other income	2,109	179	27	—	2,315
Income tax (expense) benefit	(6,551)	3,543	(1,721)	—	(4,729)
Net income (loss)	$17,911	$(2,510)	$(1,022)	$—	14,379
Total assets	$2,040,612	$845,116	$13,646	$—	$2,899,374
Capital expenditures	$50,552	$11,362	$—	$—	$61,914

Nine Months Ended
September 30, 2011	Electric	Gas	Other	Eliminations	Total
Operating revenues	$602,024	$230,971	$1,112	$—	$834,107
Cost of sales	246,592	123,931	—	—	370,523
Gross margin	355,432	107,040	1,112	—	463,584
Operating, general and administrative	140,267	60,651	2,336	—	203,254
Property and other taxes	50,937	17,606	8	—	68,551
Depreciation	61,205	14,332	25	—	75,562
Operating income (loss)	103,023	14,451	(1,257)	—	116,217
Interest expense	(40,877)	(8,105)	(1,755)	—	(50,737)
Other income	1,425	751	81	—	2,257
Income tax (expense) benefit	(10,998)	(1,228)	2,929	—	(9,297)
Net income (loss)	$52,573	$5,869	$(2)	$—	$58,440
Total assets	$2,157,225	$891,989	$12,610	$—	$3,061,824
Capital expenditures	$99,168	$25,316	$—	$—	$124,484

Nine Months Ended
September 30, 2010	Electric	Gas	Other	Eliminations	Total
Operating revenues	$592,262	$225,882	$906	$—	$819,050
Cost of sales	266,052	124,633	—	—	390,685
Gross margin	326,210	101,249	906	—	428,365
Operating, general and administrative	124,220	52,455	(2,804)	—	173,871
Property and other taxes	50,625	17,853	9	—	68,487
Depreciation	55,562	13,110	25	—	68,697
Operating income	95,803	17,831	3,676	—	117,310
Interest expense	(37,309)	(9,717)	(2,387)	—	(49,413)
Other income	4,515	326	80	—	4,921
Income tax (expense) benefit	(17,490)	(1,041)	501	—	(18,030)
Net income	$45,519	$7,399	$1,870	$—	$54,788
Total assets	$2,040,612	$845,116	$13,646	$—	$2,899,374
Capital expenditures	$150,104	$28,043	$—	$—	$178,147

(11)	Earnings Per Share

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

Average shares used in computing the basic and diluted earnings per share are as follows:

	Three Months Ended
	September 30, 2011	September 30, 2010
Basic computation	36,262,246	36,195,583
Dilutive effect of
Restricted stock and performance share awards (1)	248,775	116,624

Diluted computation	36,511,021	36,312,207

	Nine Months Ended
	September 30, 2011	September 30, 2010
Basic computation	36,254,159	36,181,238
Dilutive effect of
Restricted stock and performance share awards (1)	245,500	114,896

Diluted computation	36,499,659	36,296,134
_________________________
(1)           Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

(12)	Employee Benefit Plans

Net periodic benefit cost (income) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
	2011	2010	2011	2010
Components of Net Periodic Benefit Cost (Income)
Service cost	$2,549	$2,340	$109	$120
Interest cost	6,099	6,023	337	450
Expected return on plan assets	(7,616)	(7,459)	(296)	(297)
Amortization of prior service cost	62	62	(500)	(488)
Recognized actuarial loss	629	34	165	247
Net Periodic Benefit Cost (Income)	$1,723	$1,000	$(185)	$32

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,
	2011	2010	2011	2010
Components of Net Periodic Benefit Cost (Income)
Service cost	$7,649	$7,021	$328	$362
Interest cost	18,296	18,068	1,011	1,352
Expected return on plan assets	(22,847)	(22,379)	(889)	(890)
Amortization of prior service cost	185	185	(1,499)	(1,464)
Recognized actuarial loss	1,887	104	494	738
Net Periodic Benefit Cost (Income)	$5,170	$2,999	$(555)	$98

(13)	Commitments and Contingencies

ENVIRONMENTAL LIABILITIES AND REGULATION

The operation of electric generating, transmission and distribution facilities, and gas gathering, transportation and distribution facilities, along with the development (involving site selection, environmental assessments, and permitting) and construction of these assets, are subject to extensive federal, state, and local environmental and land use laws and regulations. Our activities involve compliance with diverse laws and regulations that address emissions and impacts to the environment, including air and water, protection of natural resources and wildlife. We monitor federal, state, and local environmental initiatives to determine potential impacts on our financial results. As new laws or regulations are promulgated, our policy is to assess their applicability and implement the necessary modifications to our facilities or their operation to maintain ongoing compliance.

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

Our liability for environmental remediation obligations is estimated to range between $29.3 to $38.9 million, primarily for manufactured gas plants discussed below. As of September 30, 2011, we have a reserve of approximately $32.2 million. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. Over time, as specific laws are implemented and we gain experience in operating under them, a portion of the costs related to such laws will become determinable, and we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material adverse effect on our consolidated financial position or ongoing operations.

Manufactured Gas Plants - Approximately $27.1 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently investigating, characterizing, and initiating remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources. Our current reserve for remediation costs at this site is approximately $13.4 million, and we estimate that approximately $8.9 million of this amount will be incurred during the next five years.

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

In addition, we own or have responsibility for sites in Butte, Missoula and Helena, Montana on which former manufactured gas plants were located. An investigation conducted at the Missoula site did not require remediation activities, but required preparation of a groundwater monitoring plan. The Butte and Helena sites were placed into the Montana Department of Environmental Quality (MDEQ) voluntary remediation program for cleanup due to excess regulated pollutants in the groundwater. Voluntary soil and coal tar removals were conducted in the past at the Butte and Helena locations in accordance with MDEQ requirements. We have conducted additional groundwater monitoring at the Butte and Missoula sites and, at this time, we believe natural attenuation should address the conditions at these sites; however, additional groundwater monitoring will be necessary. Monitoring of groundwater at the Helena site is ongoing and will be necessary for an extended time. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of risk-based remedial action at the Helena site or if any additional actions beyond monitored natural attenuation will be required.

Global Climate Change - There are national and international efforts to adopt measures related to global climate change and the contribution of emissions of greenhouse gases (GHG) including, most significantly, carbon dioxide. These efforts include legislative proposals and U.S. Environmental Protection Agency (EPA) regulations at the federal level, actions at the state level, as well as litigation relating to GHG emissions. Coal-fired plants have come under particular scrutiny due to their GHG emissions. We have joint ownership interests in four electric generating plants, all of which are coal fired and operated by other companies. We have undivided interests in these facilities and are responsible for our proportionate share of the capital and operating costs while being entitled to our proportionate share of the power generated.

While numerous bills have been introduced in Congress that address climate change from different perspectives, including through direct regulation of GHG emissions, the establishment of cap and trade programs and the establishment of Federal renewable portfolio standards, Congress has not yet passed any federal climate change legislation and we cannot predict when or if Congress will pass such legislation and in what form. In the absence of such legislation, the EPA is regulating GHG emissions under its existing authority pursuant to the Clean Air Act. For example, the EPA promulgated regulations requiring major sources in the United States to begin collecting and reporting information regarding their GHG emissions. Certain of our facilities began collecting such data on January 1, 2010 and submitted their first annual reports to the EPA by its September 30, 2011 deadline. For petroleum and natural gas facilities, data collection began on January 1, 2011, with the first annual report due on March 31, 2012.
In June 2010, the EPA also adopted rules that make certain “stationary sources,” such as power plants, subject to permitting requirements for their GHG emissions. Sources that emit more than 100,000 tons of greenhouse gases per year are now required to obtain permits for those emissions even if they are not otherwise required to obtain a new or modified permit. Such permits may require the installation and operation of “best available control technology” to control GHG emissions.
Also, in December 2010, the EPA entered into an agreement to settle litigation brought by states and environmental groups whereby the EPA agreed to issue New Source Performance Standards for GHG emissions from certain new and modified electric generating units and “emissions guidelines” for existing units over the next two years. Pursuant to this settlement agreement, the EPA agreed to issue proposed rules by September 2011 and final rules by May 2012. The EPA, however, did not meet the September deadline for issuing a proposed rule. It is uncertain whether the EPA still expects to meet the May 2012 deadline for issuing a final rule.
On June 20, 2011, the U.S. Supreme Court issued a decision that bars state and private parties from bringing federal common law nuisance actions against electrical utility companies based on their alleged contribution to climate change. The Supreme Court's decision did not, however, address state law claims. This decision is expected to affect other pending federal climate change litigation, including a case brought by individuals alleging public nuisance claims against a variety of companies that emit GHGs and seeking compensation for damages suffered in the wake of Hurricane Katrina. The plaintiffs in that case, which was previously dismissed, re-filed their lawsuit in May 2011. Although we are not a defendant in any of these proceedings, additional litigation in federal and state courts over these issues is continuing.
Physical impacts of climate change present potential risks for severe weather, such as floods and tornadoes, in the locations where we operate or have interests. Furthermore, requirements to reduce GHG emissions from stationary sources could cause us to incur material costs of compliance, increase our costs of procuring electricity in the marketplace or curtail the demand for fossil fuels such as oil and gas. In addition, we believe future legislation and regulations that affect GHG emissions from power plants are likely, although technology to efficiently capture, remove and/or sequester such emissions may not be available within a timeframe consistent with the implementation of such requirements. We cannot predict with any certainty whether these risks will have a material impact on our operations.

Coal Combustion Residuals (CCRs) - In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs under the Resource Conservation and Recovery Act (RCRA). CCRs include fly ash, bottom ash and scrubber wastes. Under one approach, the EPA would regulate CCRs as a hazardous waste under Subtitle C of RCRA. This approach would have significant impacts on coal-fired plants, and would require plants to retrofit their operations to comply with hazardous waste requirements from the generation of CCRs and associated waste waters through transportation and disposal. This could also have a negative impact on the beneficial use of CCRs and the current markets associated with such use. The second approach would regulate CCRs as a solid waste under Subtitle D of RCRA. This approach would only affect disposal, most significantly any wet disposal, of CCRs. We cannot predict at this time the final requirements of the EPA's CCR regulations and what impact, if any, they would have on us, but the costs could be significant.
Water Intakes - Section 316(b) of the Federal Clean Water Act requires that the location, design, construction and capacity of any cooling water intake structure reflect the “best available technology” for minimizing environmental impacts. Permits required for existing facilities are to be developed by the individual states using their best professional judgment until the EPA takes action to address several court decisions that rejected portions of previous rules and confirmed that EPA has discretion to consider costs relative to benefits in developing cooling water intake structure regulations. In March 2011, EPA proposed rules to address impingement and entrainment of aquatic organisms at existing cooling water intake structures. When final rules are issued and implemented, additional capital and/or increased operating costs may be incurred. The costs of complying with any such final water intake standards are not currently determinable, but could be significant.
Clean Air Act Rules and Associated Emission Control Equipment Expenditures
EPA has proposed or issued a number of rules under different provisions of the Clean Air Act that could require the installation of emission control equipment at the generation plants where we have joint ownership.
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
In May 2011, the EPA issued a proposed rule setting forth Maximum Achievable Control Technology (MACT) standards for hazardous air pollutant emissions from electric generating units that among other things, seek to set stringent emission limits for acid gases, mercury, and other hazardous air pollutants. EPA is under a consent decree deadline to issue the final MACT standards by mid-November 2011. Given the potential for legal challenges and regulatory uncertainties associated with EPA's final rule, it is not possible to fully assess the impact of this rulemaking.
On July 7, 2011, the EPA finalized its Cross-State Air Pollution Rule (CSAPR) to reduce emissions from electric generating units that interfere with the ability of downwind states to achieve ambient air quality standards. Under the CSAPR, the first phase of the nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions reductions would commence in 2012 with further reductions effective in 2014. On October 7, 2011, EPA announced that it was proposing technical corrections to CSAPR that increase the allowances allocated to certain facilities and have the effect of allowing unlimited interstate trading of allowances between 2012 and 2014. Numerous challenges to CSAPR have been filed with the EPA and in Federal court and we cannot predict the outcome of such challenges. Regardless of the outcome, CSAPR only applies to power plants within the eastern half of the United States, and, thus is only applicable to one plant in which we have an ownership interest, the Neal 4 plant located in Iowa. We do not expect CSAPR to affect any of the other plants in which we have an ownership interest.
We have joint ownership in generation plants located in South Dakota, North Dakota, Iowa and Montana that are subject to the Clean Air Visibility Rule and would be subject to the EPA's proposed rules, as discussed below.
South Dakota. The South Dakota Department of Environment and Natural Resources (DENR) determined that the Big Stone Plant, of which we have a 23.4% ownership, is subject to the Clean Air Visibility Rule. South Dakota DENR submitted its revised State Implementation Plan (SIP) and associated implementation rules to the EPA on September 19, 2011. Under the SIP, the Big Stone Plant must install and operate a new BART compliant air quality control system (AQCS) to reduce emissions as expeditiously as practicable, but no later than five years after the EPA's approval of South Dakota's SIP. We expect EPA approval of the SIP in the first half of 2012, however such approval cannot be guaranteed and we cannot predict the timing of any such approval with certainty. We will not incur any significant costs unless the EPA approves the SIP or issues a federal implementation plan in its place. Although studies and evaluations are continuing, the current project cost for the AQCS is estimated to be approximately $490 million (our share is 23.4%).
Our incremental capital expenditure projections include amounts related to our share of the BART technologies at Big

Stone based on current estimates. We could, however, face additional capital or financing costs. We will seek to recover any such costs through the regulatory process. The SDPUC has historically allowed timely recovery of the costs of environmental improvements; however, there is no precedent on a project of this size.
Based on the proposed MACT rule, it appears that Big Stone would meet the proposed requirements by installing the AQCS system and using mercury control technology such as activated carbon injection. Mercury emissions monitoring equipment installation is already installed at Big Stone, but its operation has been put on hold pending additional regulatory direction.
North Dakota. The North Dakota Regional Haze SIP requires the Coyote generating facility, of which we have 10% ownership, to reduce its NOx emissions. On February 23, 2010, the North Dakota Department of Health (NDDOH) issued a construction permit to Coyote Station requiring installation of control equipment to limit its NOx emissions to 0.5 pounds per million Btu as calculated on a 12-month rolling average basis. The control equipment must be installed by July 1, 2018 and compliance with the limit must be beginning on July 1, 2019. Subsequent to issuance of the construction permit, the NDDOH entered into further negotiations with the EPA on regional haze plan implementation. As part of those negotiations, Coyote agreed to accept a NOx emission limit of 0.5 pounds per million Btu as calculated on a 30-day rolling average basis, including periods of start-up and shutdown, beginning on July 1, 2018. The current estimate of the total cost of the project is approximately $6.0 million (our share is 10%).
Iowa. The Neal 4 generating facility, of which we have an 8.7% ownership, is installing a scrubber, a baghouse and a selective non-catalytic reduction system to comply with the CSAPR and the MACT standards. These improvements are expected to result in compliance with the regional haze provisions of the Clean Air Act. The Neal 4 owners are currently evaluating the plant's ability to meet the CSAPR standards on the timeframe required by EPA. Capital expenditures for such equipment are currently estimated to be approximately $270 million (our share is 8.7%). The plant began incurring such costs in 2011 and the costs will be spread over the next three years. Our incremental capital expenditure projections include amounts related to our share of the emission control equipment at Neal 4 based on current estimates. We could, however, face additional capital or financing costs. We will seek to recover any such costs through the regulatory process.
Montana. The Colstrip facility is currently controlling emissions of mercury under regulations issued by the State of Montana and has been since January 2010. The owners do not believe additional equipment will be necessary to meet the MACT standards for mercury. Additionally, the Colstrip facility anticipates meeting the expected standards for acid gases without additional costs. However, Colstrip may have to install additional controls to further reduce particulate matter to meet MACT standards. The Colstrip owners are continuing to determine what may be required and while it is not possible to predict costs at this time, the costs of additional controls could be significant. In November 2010, Colstrip Unit 4 received a request from the EPA to provide further analysis regarding why Colstrip Unit 4 is not a BART eligible unit under the regional haze rule. The plant operator completed a high level analysis of various control options to reduce emissions of SO2 and particulate matter and submitted that analysis to EPA in January 2011. The analysis shows that these units are well controlled, any incremental reductions would not be cost effective and further analysis is not warranted. The plant operator also concluded that further analysis for NOx was not justified as controls at Colstrip Unit 4 were installed and the EPA previously agreed that such controls would satisfy BART for NOx control. The plant operator informed us that the EPA verbally indicated that it does not agree with all of the plant operator's conclusions and will be requesting additional information. The EPA is under a consent decree to take final action on Montana's regional haze implementation plan no later than June 29, 2012. The costs of complying with any final regional haze standards in Montana are not currently determinable, but could be significant.
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

Meanwhile, on October 31, 2010, NorthWestern filed with the MPSC, consistent with the direction of the arbitration panel, for a determination of the inputs that will be used to calculate contract rates for periods subsequent to June 30, 2006. The MPSC has not yet ruled on our filing. On June 30, 2011, CELP submitted another demand for arbitration, seeking clarification from the same panel regarding the panel's intent as to the implementation of its award in Contract Years 17 (July 2005 - June 2006) and 18 (July 2006 - June 2007). Based on our current assumptions (including current discount rates), if CELP prevailed entirely, we could be required to increase our QF liability by approximately $24 million. If we prevailed entirely, we could reduce our QF liability by up to $25 million. Due to the uncertainty around resolution of this matter, we currently are unable to predict its outcome. In addition, settlement discussions concerning these claims are ongoing.

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

The Gonzales Action was first filed on December 18, 1999, against MPC (NOR acquired MPC in 2002) and was stayed due to the chapter 11 bankruptcy filing of NOR. On August 10, 2005, the Bankruptcy Court approved a Bankruptcy Settlement Stipulation which permitted the Gonzales Action to proceed, assigned to plaintiffs NOR's interest in MPC's insurance policies (to the extent applicable to the allegations made by plaintiffs), released NOR from any and all obligations to the plaintiffs concerning such claims, and preserved plaintiffs' right to pursue claims arising after November 1, 2004, relating to the adjustment of workers' compensation claims. To date, no insurance carrier has indicated that coverage is available for any of the claims.

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

Settlements have been reached in 24 of the 33 cases filed to date, including the sole wrongful death case, and we have settled most of the additional claims that were not in litigation. There are nine remaining property damage and business loss cases pending, none of which is likely to be tried before the fall of 2012. While we cannot predict an outcome in those cases, we are continuing to vigorously defend them. A small number of additional pending claims not in litigation are being handled by our primary insurance carrier. We believe the possibility of any loss in excess of our self-insured retention on the remaining lawsuits and claims is remote.

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

Regulatory Matters

Rate cases are a key component of our earnings growth and achieving our financial objectives. In June 2011, we filed a request with the SDPUC for a natural gas distribution revenue increase of $4.1 million. This request was based on a return on equity of 10.9%, an equity ratio of 56.0% and a rate base of $67.5 million. Approximately $1.4 million of the requested increase relates to annual estimated manufactured gas plant remediation costs. In the event remediation costs are lower than estimated during the time period, the difference would be subject to a refund to customers. Accordingly, while gross margin and operating expenses will fluctuate based on actual results, this portion of the rate request would have no impact on operating income. We expect to complete this rate case and implement new rates by December 31, 2011.

Supply Investments
Wind Generation
In April 2011, we executed an agreement to purchase a wind project in Judith Basin County in Montana to be developed and constructed by Spion Kop Wind, LLC, a wholly-owned subsidiary of Compass that would provide approximately 40 MW of capacity, with an estimated cost for the total project of approximately $86 million. We filed an application for pre-approval with the MPSC during the second quarter of 2011 to include the project in regulated rate base as an electric supply resource. Both the energy and associated renewable energy credits would be placed into the electric supply portfolio to meet future customer loads and renewable portfolio standards obligations. If the MPSC fails to grant approval on or before April 1, 2012, then either party may terminate this agreement. Material construction would not commence until we receive a favorable ruling from the MPSC. Assuming MPSC approval by April 1, 2012, commercial operation is projected to begin by the end of 2012. The MPSC established a procedural schedule, with a hearing scheduled to begin on December 14, 2011.
Dave Gates Generating Station at Mill Creek
On March 19, 2011, our Vice President of Wholesale Operations, David G. Gates, was tragically killed in a private plane crash. On March 26, 2011 our Board of Directors renamed the Mill Creek Generating Station as the Dave Gates Generating Station at Mill Creek (DGGS) to posthumously recognize Gates’ significant contributions to the company. On December 31, 2010, we completed construction of DGGS, a 150 MW natural gas fired facility and began commercial operations on January 1, 2011. The facility provides regulating resources (in place of previously contracted ancillary services) to balance our transmission system in Montana to maintain reliability and enable wind power to be integrated into the network to meet renewable energy portfolio needs.
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
On March 31, 2011, we made a compliance filing with the MPSC that will be used to conduct a final cost review and establish final rates. As a result of the lower than estimated construction costs and estimated impact of the flow-through of accelerated state tax depreciation, we also reduced our interim rate request, which the MPSC authorized to take effect beginning May 1, 2011. A procedural schedule has been established setting a hearing on the matter starting November 9, 2011. Discovery is currently in process.
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
Through September 30, 2011, we have deferred revenue of approximately $8.2 million associated with DGGS, primarily due to lower than estimated construction costs, the estimated impact of the flow-through of accelerated state tax depreciation, our current estimate of operating expenses as compared to amounts included in our interim rate requests, and uncertainty related to the allocation of costs between the MPSC and FERC jurisdictions. Our filings are based on approximately 80% of our revenues related to the facility being subject to the MPSC's jurisdiction and approximately 20% being subject to FERC's jurisdiction. There is significant uncertainty related to the ultimate resolution of cost allocations between the two jurisdictions, which could result in an inability to fully recover our costs, as well as requiring us to refund more interim revenues than our current estimate.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010

	Three Months Ended September 30,
	2011	2010	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$206.6	$203.6	$3.0	1.5%
Natural Gas	37.0	36.9	0.1	0.3
Other	0.4	0.3	0.1	33.3
	$244.0	$240.8	$3.2	1.3%

	Three Months Ended September 30,
	2011	2010	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$85.2	$92.7	$(7.5)	(8.1)%
Natural Gas	12.8	13.2	(0.4)	(3.0)
	$98.0	$105.9	$(7.9)	(7.5)%

	Three Months Ended September 30,
	2011	2010	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$121.4	$110.9	$10.5	9.5%
Natural Gas	24.2	23.7	0.5	2.1
Other	0.4	0.3	0.1	33.3
	$146.0	$134.9	$11.1	8.2%

Consolidated gross margin was $146.0 million for the three months ended September 30, 2011, an increase of $11.1 million, or 8.2%, from gross margin in 2010. Primary components of this change include the following:

Gross Margin 2011 vs. 2010
(in millions)
DGGS interim rates	$6.8
Electric retail volumes	2.9
Expiration of a power sales agreement	1.5
Operating expenses recovered in a tracker	1.3
Montana property tax tracker	0.2
Gas production	0.2
Transmission capacity	(1.0)
Natural gas retail volumes	(0.3)
Montana natural gas rate decrease	(0.2)
Other	(0.3)
Increase in Consolidated Gross Margin	$11.1

This $11.1 million increase in gross margin includes the following:

•
DGGS revenues based on our current estimate of final resolution of applicable rate proceedings as discussed above in the "Summary" section. DGGS rates charged to Montana retail customers are based on total Montana retail volumes and will fluctuate quarterly due to the cyclical nature of our business;

•	An increase in electric retail volumes due primarily to warmer summer weather and, to a lesser extent, customer growth;

•	The expiration in December 2010 of a power sales agreement related to Colstrip Unit 4;

•	Higher revenues for operating expenses recovered in supply trackers, primarily related to customer efficiency programs;

•	An increase in Montana property taxes included in a tracker as compared to the same period in 2010; and

•	Gas production margin from the Battle Creek Field.

These increases were partly offset by the following:

•	Lower transmission capacity revenues due to a combination of hydro conditions and other factors that decreased demand;

•	A decrease in natural gas retail volumes; and

•	A decrease in Montana natural gas transmission and distribution rates implemented in January 2011.

	Three Months Ended September 30,
	2011	2010	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$66.3	$58.5	$7.8	13.3%
Property and other taxes	22.6	20.5	2.1	10.2
Depreciation	25.2	22.8	2.4	10.5
	$114.1	$101.8	$12.3	12.1%

Consolidated operating, general and administrative expenses were $66.3 million for the three months ended September 30, 2011, as compared with $58.5 million for the three months ended September 30, 2010. Primary components of this change include the following:

Operating, General & Administrative Expenses
2011 vs. 2010
(in millions)
Self insurance reserves	$5.2
Operating expenses recovered in supply trackers	1.3
DGGS operating costs	1.2
Plant operator costs	0.9
Operating and maintenance	0.4
Labor	(0.6)
Other	(0.6)
Increase in Operating, General & Administrative Expenses	$7.8

The increase in operating, general and administrative expenses of $7.8 million was primarily due to the following:

•
Higher insurance reserves, which includes an increase of $2.3 million due to a dispute with a former employee and the inclusion in our third quarter 2010 results of a $2.0 million insurance recovery. In addition, insurance reserves increased approximately $0.9 million primarily related to workers compensation claims and general liability matters;

•	Higher operating expenses primarily related to costs incurred for customer efficiency programs, which are recovered from customers through supply trackers and have no impact on operating income;

•	The operations of DGGS in 2011;

•	Higher plant operator costs at Colstrip Unit 4 and to a lesser extent at Big Stone and Neal, primarily due to maintenance; and

•	Higher operating and maintenance costs primarily from an $0.8 million write-off of an abandoned gas transmission project due to the pursuit of a more cost effective solution.

This increase was offset in part by lower labor costs due to more time spent on capital projects, which reduces expense.

In March 2011, the MPSC approved a request for an accounting order to defer and amortize certain incremental operating and maintenance expenses up to $16.9 million for 2011 and 2012 over a five-year period beginning in 2013 associated with the phase-in portion of the DSIP. As of September 30, 2011 we have deferred incremental expenses of approximately $2.3 million.

Property and other taxes was $22.6 million for the three months ended September 30, 2011, as compared with $20.5 million in the third quarter of 2010. This increase was due primarily to plant additions, including the addition of DGGS.

Depreciation expense was $25.2 million for the three months ended September 30, 2011, as compared with $22.8 million in the third quarter of 2010. This increase was primarily due to plant additions, including DGGS.

Consolidated operating income for the three months ended September 30, 2011 was $31.9 million, as compared with $33.1 million in the third quarter of 2010. This decrease was primarily due to higher operating expenses offset in part by an increase in gross margin discussed above.

Consolidated interest expense for the three months ended September 30, 2011 was $16.7 million, as compared with $16.3 million in the third quarter of 2010. This increase was primarily due to lower capitalization of Allowance for Funds Used During Construction (AFUDC) as DGGS began operating in January 2011, offset in part by lower rates on debt outstanding.

Consolidated other income for the three months ended September 30, 2011 was $0.3 million, as compared with $2.3 million in the third quarter of 2010. This decrease was primarily due to lower capitalization of AFUDC as DGGS began operating in January 2011.

We had a consolidated income tax expense for the three months ended September 30, 2011 of $0.6 million, as compared with $4.7 million in the same period of 2010. We currently expect our effective tax rate to range between 13% - 16% for 2011. The following table summarizes the significant differences from the Federal statutory rate, which result in reduced income tax expense:

	Three Months Ended September 30,
	(in millions)
	2011	2010
Income Before Income Taxes	$15.5	$19.1

Income tax calculated at 35% Federal statutory rate	(5.4)	(6.7)

Permanent or flow through adjustments:
Flow-through repairs deductions	3.2	2.3
Flow-through of state bonus depreciation deduction	1.2	—
State income tax & other, net	0.4	(0.4)
	$4.8	$1.9

Income tax expense	$(0.6)	$(4.8)

Our effective tax rate differs from the federal tax rate of 35% primarily due to repairs and state tax bonus depreciation deductions. The regulatory accounting treatment of these deductions requires immediate income recognition for temporary tax differences of this type, which is referred to as the flow-through method. When the flow-through method of accounting for temporary differences is reflected in regulated revenues we record deferred income taxes and establish related regulatory assets and liabilities. We recognized a state tax bonus depreciation related benefit of $1.2 million for the three months ended September 30, 2011, related to DGGS (which contributed to our reduced interim rate request as discussed above in the "Regulatory Matters" section) and other qualifying additions. By comparison, we did not recognize any state tax bonus depreciation benefits until the fourth quarter of 2010, after the Small Business Jobs Act of 2010 was signed into law. Based on guidance from the IRS, we believe DGGS will qualify for a 50% bonus depreciation deduction in 2011.

This act provides a bonus depreciation deduction ranging from 50%-100% for qualified property acquired or constructed and placed into service during 2010 through 2012. We expect to recognize additional bonus depreciation related benefits through 2012.

In addition, the IRS issued guidance during the third quarter of 2011 providing a safe harbor method for determining the tax treatment of repairs costs for electric transmission and distribution property. We are evaluating whether or not we want to elect the safe harbor method, which may result in a change in related repairs deductions and unrecognized tax benefits.

Consolidated net income for the three months ended September 30, 2011 was $14.9 million as compared with $14.4 million for the same period in 2010. This increase was primarily due to lower income tax expense offset in part by lower operating income, higher interest expense, and lower other income as discussed above.

Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010

	Nine Months Ended September 30,
	2011	2010	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$602.0	$592.3	$9.7	1.6%
Natural Gas	230.9	225.9	5.0	2.2
Other	1.1	0.9	0.2	22.2
	$834.0	$819.1	$14.9	1.8%

	Nine Months Ended September 30,
	2011	2010	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$246.6	$266.1	$(19.5)	(7.3)%
Natural Gas	123.9	124.6	(0.7)	(0.6)
	$370.5	$390.7	$(20.2)	(5.2)%

	Nine Months Ended September 30,
	2011	2010	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$355.4	$326.2	$29.2	9.0%
Natural Gas	107.0	101.3	5.7	5.6
Other	1.1	0.9	0.2	22.2
	$463.5	$428.4	$35.1	8.2%

Consolidated gross margin was $463.5 million for the nine months ended September 30, 2011, an increase of $35.1 million or 8.2%, from gross margin in the same period of 2010. Primary components of this change include the following:

Gross Margin 2011 vs. 2010
(in millions)
DGGS interim rates	$20.8
Electric and natural gas retail volumes	10.7
Expiration of a power sales agreement	4.5
Montana electric rate increase	3.4
Gas production	1.7
Operating expenses recovered in a tracker	1.6
Montana property tax tracker	(3.3)
Transmission capacity	(2.6)
Settlement received during 2010	(1.0)
South Dakota wholesale electric	(0.8)
Montana natural gas rate decrease	(0.7)
Other	0.8
Increase in Consolidated Gross Margin	$35.1

This $35.1 million increase in gross margin includes the following:

•
DGGS revenues based on our current estimate of final resolution of applicable rate proceedings. We estimate that gross margin will be positively impacted by approximately $6.0 million for the remainder of 2011 as compared to 2010 due to the inclusion of DGGS in rates;

•	An increase in electric and natural gas retail volumes due primarily to colder winter weather and warmer summer weather;

•	The expiration in December 2010 of a power sales agreement related to Colstrip Unit 4;

•	An increase in Montana electric transmission and distribution rates implemented in July 2010;

•	Gas production margin from the Battle Creek Field: and

•	Higher revenues for operating expenses recovered in supply trackers, primarily related to customer efficiency programs.

These increases were partly offset by the following:

•	A decrease in Montana property taxes included in a tracker as compared to the same period in 2010;

•	Lower transmission capacity revenues due to decreased demand and favorable hydro conditions;

•	Higher cost of sales because 2010 results included a settlement related to coal supply costs at Colstrip;

•	Lower wholesale electric sales in South Dakota from lower plant utilization due to market conditions and scheduled maintenance; and

•	A decrease in Montana natural gas transmission and distribution rates implemented in January 2011.

	Nine Months Ended September 30,
	2011	2010	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$203.3	$173.9	$29.4	16.9%
Property and other taxes	68.5	68.5	—	—
Depreciation	75.6	68.7	6.9	10.0
	$347.4	$311.1	$36.3	11.7%

Consolidated operating, general and administrative expenses were $203.3 million for the nine months ended September 30, 2011, as compared with $173.9 million for the nine months ended September 30, 2010. Primary components of this change include the following:

Operating, General & Administrative Expenses
2011 vs. 2010
(in millions)
Self insurance reserves	$9.3
Operating and maintenance	5.7
Labor	4.9
DGGS operating costs	3.3
Plant operator costs	2.4
Operating expenses recovered in supply trackers	1.6
Pension	1.0
Other	1.2
Increase in Operating, General & Administrative Expenses	$29.4

The increase in operating, general and administrative expenses of $29.4 million was primarily due to the following:

•
Higher insurance reserves, which includes an increase of $2.3 million due to a dispute with a former employee and the inclusion in our third quarter results of a favorable arbitration decision and insurance recoveries totaling $5.4 million. In addition, insurance reserves increased approximately $1.6 million primarily related to workers compensation claims and general liability matters;

•
Increased operating and maintenance costs primarily due to accelerated maintenance to enhance system reliability and performance, as well as an $0.8 million write-off of an abandoned gas transmission project due to the pursuit of a more cost effective solution;

•	Increased labor costs due primarily to compensation increases and a larger number of employees, offset in part by more time spent on capital projects, which reduces expense;

•
The operations of DGGS in 2011. We estimate the operations of DGGS will increase operating, general and administrative expenses by approximately $1.9 million for the remainder of 2011 as compared to 2010;

•	Higher plant operator costs primarily at Colstrip Unit 4 and to a lesser extent at Neal due to scheduled maintenance;

•	Higher operating expenses primarily related to costs incurred for customer efficiency programs, which are recovered from customers through supply trackers and have no impact on operating income; and

•	Higher pension expense, however, based on current assumptions we expect the annual pension expense for 2011 to be comparable with 2010 due to the regulatory treatment of our Montana pension plan.

Property and other taxes remained flat for the nine months ended September 30, 2011, with an increase from plant additions, including the addition of DGGS, offset in part by lower actual 2010 property taxes than our initial estimate based on assessed property valuations and mill levy increases in Montana. We estimate the inclusion of DGGS will increase property and other taxes by approximately $0.8 million for the remainder of 2011 as compared to 2010.

Depreciation expense was $75.6 million for the nine months ended September 30, 2011 as compared with $68.7 million in the same period of 2010. This increase was primarily due to plant additions, including DGGS. We estimate the inclusion of DGGS will increase depreciation expense by approximately $1.4 million for the remainder of 2011 as compared to 2010.

Consolidated operating income for the nine months ended September 30, 2011 was $116.2 million, as compared with $117.3 million in the same period of 2010. This decrease was primarily due to higher operating expenses offset in part by an increase in gross margin discussed above.

Consolidated interest expense for the nine months ended September 30, 2011 was $50.7 million, as compared with $49.4 million in the same period of 2010. This increase was primarily due to lower capitalization of AFUDC as DGGS began operating in January 2011 offset in part by lower rates on debt outstanding.

Consolidated other income for the nine months ended September 30, 2011 was $2.3 million, as compared with $4.9 million in the same period of 2010. This decrease was primarily due to lower capitalization of AFUDC as DGGS began operating in January 2011.

Consolidated income tax expense for the nine months ended September 30, 2011 was $9.3 million as compared with a $18.0 million in the same period of 2010. The effective tax rate in 2011 was 13.7% as compared with 24.7% for the same period of 2010.

The following table summarizes the significant differences from the Federal statutory rate, which result in reduced income tax expense:

	Nine Months Ended September 30,
	(in millions)
	2011	2010
Income Before Income Taxes	$67.7	$72.8

Income tax calculated at 35% Federal statutory rate	(23.7)	(25.5)

Permanent or flow through adjustments:
Flow-through repairs deductions	8.7	6.9
Flow-through of state bonus depreciation deduction	4.5	—
Recognition of state NOL benefit/valuation allowance release	2.4	2.2
State income tax & other, net	(1.2)	(1.6)
	$14.4	$7.5

Income tax expense	$(9.3)	$(18.0)

Our effective tax rate differs from the federal tax rate of 35% primarily due to the flow-through treatment of repairs and state tax bonus depreciation deductions as discussed above in the quarterly results section. We recognized repairs related tax benefits of $8.7 million and $6.9 million for the nine months ended September 30, 2011 and 2010, respectively. We recognized a state tax bonus depreciation related benefit of $4.5 million for the nine months ended September 30, 2011. By comparison, we did not recognize any state tax bonus depreciation benefits until the fourth quarter of 2010, as discussed in the quarterly results section above.

In addition, the nine months ended September 30, 2011 includes a $2.4 million favorable state NOL carryforward utilization benefit due to 2010 taxable income being higher than our original estimate. By comparison, we had recognized a $2.2 million valuation allowance release for the nine months ended September 30, 2010 based on our forecast of 2010 taxable income at that time. We reversed this benefit during the fourth quarter of 2010 after the law extending bonus tax depreciation was implemented.

Consolidated net income for the nine months ended September 30, 2011 was $58.4 million as compared with $54.8 million in the same period of 2010. This increase was primarily due to lower income tax expense offset in part by lower operating income, higher interest expense and lower other income as discussed above.

ELECTRIC SEGMENT

Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010

	Results
	2011	2010	Change	% Change
	(dollars in millions)
Retail revenue	$189.2	$173.0	$16.2	9.4%
Transmission	11.5	12.5	(1.0)	(8.0)
Wholesale	0.4	11.5	(11.1)	(96.5)
Regulatory amortization and other	5.5	6.6	(1.1)	(16.7)
Total Revenues	206.6	203.6	3.0	1.5
Total Cost of Sales	85.2	92.7	(7.5)	(8.1)
Gross Margin	$121.4	$110.9	$10.5	9.5%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2011	2010	2011	2010	2011	2010
	(in thousands)
Retail Electric
Montana	$58,531	$51,731	552	523	271,073	269,750
South Dakota	12,858	12,441	150	149	48,664	48,464
Residential	71,389	64,172	702	672	319,737	318,214
Montana	79,634	73,345	840	828	61,623	61,125
South Dakota	18,076	17,372	250	248	12,054	11,911
Commercial	97,710	90,717	1,090	1,076	73,677	73,036
Industrial	8,961	8,612	718	694	73	71
Other	11,179	9,462	92	80	7,627	7,607
Total Retail Electric	$189,239	$172,963	2,602	2,522	401,114	398,928
Wholesale Electric
Montana	$—	$10,524	—	205	N/A	N/A
South Dakota	378	1,040	15	53	N/A	N/A
Total Wholesale Electric	$378	$11,564	15	258	—	—

	Degree Days			2011 as compared with:
Cooling Degree-Days	2011	2010	Historic Average	2010	Historic Average
Montana	308	195	260	58% warmer	18% warmer
South Dakota	753	748	639	1% warmer	18% warmer

	Degree Days			2011 as compared with:
Heating Degree-Days	2011	2010	Historic Average	2010	Historic Average
Montana	235	407	385	42% warmer	39% warmer
South Dakota	70	57	98	23% colder	29% warmer

The following summarizes the components of the changes in electric margin for the three months ended September 30, 2011 and 2010:

Gross Margin 2011 vs. 2010
(in millions)
DGGS interim rates	$6.8
Retail volumes	2.9
Expiration of a power sales agreement	1.5
Operating expenses recovered in supply trackers	1.0
Transmission capacity	(1.0)
Other	(0.7)
Increase in Gross Margin	$10.5

The improvement in margin is primarily due to DGGS interim rates, as discussed above, an increase in retail volumes due primarily to warmer summer weather and to a lesser extent customer growth, the expiration in December 2010 of a power sales agreement related to Colstrip Unit 4, and higher revenues for operating expenses recovered in supply trackers primarily related to customer efficiency programs. These increases were offset in part by a decline in transmission capacity demand.

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

Retail volumes increased from warmer weather and customer growth. Wholesale volumes decreased in South Dakota from lower plant utilization due to market conditions and scheduled maintenance. We no longer have Montana wholesale volumes due to the expiration of a remaining wholesale supply contract associated with Colstrip. Beginning January 1, 2011 these volumes are used to supply our retail demand.

Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010

	Results
	2011	2010	Change	% Change
	(dollars in millions)
Retail revenue	$552.4	$493.1	$59.3	12.0%
Transmission	32.3	35.0	(2.7)	(7.7)
Wholesale	1.5	34.5	(33.0)	(95.7)
Regulatory amortization and other	15.8	29.7	(13.9)	(46.8)
Total Revenues	602.0	592.3	9.7	1.6
Total Cost of Sales	246.6	266.1	(19.5)	(7.3)
Gross Margin	$355.4	$326.2	$29.2	9.0%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2011	2010	2011	2010	2011	2010
	(in thousands)
Retail Electric
Montana	$187,856	$162,540	1,786	1,698	271,975	270,348
South Dakota	36,556	34,775	448	435	48,660	48,435
Residential	224,412	197,315	2,234	2,133	320,635	318,783
Montana	228,556	203,203	2,407	2,357	61,516	60,900
South Dakota	49,748	48,118	702	700	11,938	11,794
Commercial	278,304	251,321	3,109	3,057	73,454	72,694
Industrial	27,723	24,508	2,113	2,055	72	71
Other	21,936	20,002	150	145	5,953	6,011
Total Retail Electric	$552,375	$493,146	7,606	7,390	400,114	397,559
Wholesale Electric
Montana	$—	$30,689	—	597	N/A	N/A
South Dakota	1,507	3,796	88	182	N/A	N/A
Total Wholesale Electric	$1,507	$34,485	88	779	—	—

	Degree Days			2011 as compared with:
Cooling Degree-Days	2011	2010	Historic Average	2010	Historic Average
Montana	324	219	301	48% warmer	8% warmer
South Dakota	814	823	707	1% colder	15% warmer

	Degree Days			2011 as compared with:
Heating Degree-Days	2011	2010	Historic Average	2010	Historic Average
Montana	5,235	4,938	5,054	6% colder	4% colder
South Dakota	6,211	5,692	5,646	9% colder	10% colder

The following summarizes the components of the changes in electric margin for the nine months ended September 30, 2011 and 2010:

Gross Margin 2011 vs. 2010
(in millions)
DGGS interim rates	$20.8
Retail volumes	6.6
Expiration of a power sales agreement	4.5
Montana electric rate increase	3.4
Operating expenses recovered in supply trackers	0.7
Montana property tax tracker	(2.8)
Transmission capacity	(2.6)
Reclamation settlement received during 2010	(1.0)
South Dakota wholesale	(0.8)
Other	0.4
Increase in Gross Margin	$29.2

The improvement in margin and the change in volumes are primarily due to the same reasons discussed above for the three months ended September 30, 2011. Margin was also impacted by the inclusion in the second quarter of 2010 of a settlement to recover previously incurred reclamation costs associated with the coal supply at Colstrip, which reduced cost of sales, and lower wholesale electric sales in South Dakota from lower plant utilization due to market conditions and scheduled maintenance.

NATURAL GAS SEGMENT

Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010

	Results
	2011	2010	Change	% Change
	(dollars in millions)
Retail revenue	$23.7	$25.4	$(1.7)	(6.7)%
Wholesale and other	13.3	11.5	1.8	15.7
Total Revenues	37.0	36.9	0.1	0.3
Total Cost of Sales	12.8	13.2	(0.4)	(3.0)
Gross Margin	$24.2	$23.7	$0.5	2.1%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2011	2010	2011	2010	2011	2010
	(in thousands)
Retail Gas
Montana	$10,151	$11,391	790	940	157,491	156,925
South Dakota	1,717	1,714	121	120	37,167	36,844
Nebraska	2,204	2,136	155	157	36,175	36,121
Residential	14,072	15,241	1,066	1,217	230,833	229,890
Montana	6,020	6,476	525	582	22,024	21,920
South Dakota	1,462	1,557	199	198	5,854	5,810
Nebraska	1,883	1,875	289	299	4,528	4,488
Commercial	9,365	9,908	1,013	1,079	32,406	32,218
Industrial	136	160	13	16	275	282
Other	82	61	8	6	147	146
Total Retail Gas	$23,655	$25,370	2,100	2,318	263,661	262,536

	Degree Days			2011 as compared with:
Heating Degree-Days	2011	2010	Historic Average	2010	Historic Average
Montana	235	407	385	42% warmer	39% warmer
South Dakota	70	57	98	23% colder	29% warmer
Nebraska	49	26	49	88% colder	remained flat

The following summarizes the components of the changes in natural gas margin for the three months ended September 30, 2011 and 2010:

Gross Margin 2011 vs. 2010
(in millions)
Montana property tax tracker	$0.3
Operating expenses recovered in supply trackers	0.3
Gas production	0.2
Retail volumes	(0.3)
Montana natural gas rate decrease	(0.2)
Other	0.2
Increase in Gross Margin	$0.5

This increase in margin was primarily due to an increase in Montana property taxes included in a tracker as compared to the same period in 2010, higher revenues for operating expenses recovered in supply trackers primarily related to customer efficiency programs, and gas production margin from the Battle Creek Field. These increases were offset in part by a decrease in retail volumes and a Montana natural gas rate decrease. Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales. In addition, average natural gas supply prices decreased resulting in lower retail revenues and cost of sales in 2011 as compared with 2010, with no impact to gross margin.

Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010

	Results
	2011	2010	Change	% Change
	(dollars in millions)
Retail revenue	$199.4	$189.4	$10.0	5.3%
Wholesale and other	31.5	36.5	(5.0)	(13.7)
Total Revenues	230.9	225.9	5.0	2.2
Total Cost of Sales	123.9	124.6	(0.7)	(0.6)
Gross Margin	$107.0	$101.3	$5.7	5.6%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2011	2010	2011	2010	2011	2010
	(in thousands)
Retail Gas
Montana	$85,553	$75,852	8,883	8,198	158,457	157,694
South Dakota	20,589	20,778	2,333	2,141	37,388	37,167
Nebraska	18,571	19,248	2,038	2,045	36,525	36,457
Residential	124,713	115,878	13,254	12,384	232,370	231,318
Montana	44,543	38,545	4,667	4,188	22,188	22,029
South Dakota	14,742	18,474	2,107	2,438	5,899	5,880
Nebraska	13,591	14,617	2,143	2,175	4,577	4,542
Commercial	72,876	71,636	8,917	8,801	32,664	32,451
Industrial	1,055	1,239	115	140	279	287
Other	763	625	93	80	146	146
Total Retail Gas	$199,407	$189,378	22,379	21,405	265,459	264,202

	Degree Days			2011 as compared with:
Heating Degree-Days	2011	2010	Historic Average	2010	Historic Average
Montana	5,235	4,938	5,054	6% colder	4% colder
South Dakota	6,211	5,692	5,646	9% colder	10% colder
Nebraska	4,847	4,767	4,643	2% colder	4% colder

The following summarizes the components of the changes in natural gas margin for the nine months ended September 30, 2011 and 2010:

Gross Margin 2011 vs. 2010
(in millions)
Retail volumes	$4.1
Gas production	1.7
Operating expenses recovered in supply trackers	0.9
Montana natural gas rate decrease	(0.7)
Montana property tax tracker	(0.5)
Other	$0.2
Increase in Gross Margin	$5.7

This increase in margin was primarily due to increased retail volumes from colder winter and spring weather, gas production margin from the Battle Creek Field, and higher revenues for operating expenses recovered in supply trackers primarily related to customer efficiency programs. These increases were offset in part by a decrease in Montana natural gas rates and a decrease in Montana property taxes included in a tracker as compared to the same period in 2010.

Retail residential and commercial volumes increased in Montana primarily due to colder weather, while industrial volumes declined in Montana due to a lower number of customers and lower usage per customer. Retail residential volumes increased in South Dakota due to colder weather, while commercial volumes declined in South Dakota due primarily to lower usage for grain drying requirements during the first quarter of 2011 as compared with the same period of 2010.

LIQUIDITY AND CAPITAL RESOURCES

We utilize short-term borrowings, including our revolving credit facility and commercial paper program to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. As of September 30, 2011, our total net liquidity was approximately $192.8 million including $6.0 million of cash and $186.8 million of revolving credit facility availability. Revolving credit facility availability was $205.9 million as of October 21, 2011.

The following table presents additional information about short term borrowings during the three months ended September 30, 2011 (in millions):

September 30, 2011	Short-term Borrowings
Amount outstanding	$113.0
Weighted average interest rate	0.37%
Daily average amount outstanding	$84.3
Weighted average interest rate	0.37%
Maximum amount outstanding	$113.0

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

The effect of this seasonality on our liquidity is also impacted by changes in the market prices of our electric and natural gas supply, which is recovered through various monthly cost tracking mechanisms. These energy supply tracking mechanisms are designed to provide stable and timely recovery of supply costs on a monthly basis during the July to June annual tracking period, with an adjustment in the following annual tracking period to correct for any under or over collection in our monthly trackers. Due to the lag between our purchases of electric and natural gas commodities and revenue receipt from customers, cyclical over and under collection situations arise consistent with the seasonal fluctuations discussed above; therefore we usually under collect in the fall and winter and over collect in the spring. Fluctuations in recoveries under our cost tracking mechanisms can have a significant effect on cash flows from operations and make year-to-year comparisons difficult.

As of September 30, 2011, we are under collected on our current Montana natural gas and electric trackers by approximately $4.1 million, as compared with an under collection of $14.1 million as of December 31, 2010, and an under collection of $0.6 million as of September 30, 2010.

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

Credit Ratings

Credit ratings impact our ability to obtain short- and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. Fitch Ratings (Fitch), Moody's Investors Service (Moody’s) and Standard and Poor’s Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. As of October 21, 2011, our current ratings with these agencies are as follows:

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

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net income	$58.4	$54.8
Non-cash adjustments to net income	109.3	98.7
Changes in working capital	46.6	24.9
Other	(3.8)	9.9
	210.5	188.3

Investing Activities
Property, plant and equipment additions	(124.5)	(178.1)
Other	0.2	—
	(124.3)	(178.1)

Financing Activities
Net (repayment) borrowing of debt	(46.6)	36.9
Dividends on common stock	(38.9)	(36.8)
Other	(0.9)	(8.1)
	(86.4)	(8.0)

Net (Decrease) Increase in Cash and Cash Equivalents	$(0.2)	$2.2
Cash and Cash Equivalents, beginning of period	$6.2	$4.3
Cash and Cash Equivalents, end of period	$6.0	$6.5

Cash Provided by Operating Activities

As of September 30, 2011, cash and cash equivalents were $6.0 million as compared with $6.2 million at December 31, 2010 and $6.5 million at September 30, 2010. Cash provided by operating activities totaled $210.5 million for the nine months ended September 30, 2011 as compared with $188.3 million during the nine months ended September 30, 2010. This increase in operating cash flows is primarily due to improvements in the timing of collection of costs included in our supply and property tax trackers, as well as higher net income adjusted for higher non-cash depreciation.

Cash Used in Investing Activities

Cash used in investing activities decreased by approximately $53.8 million as compared with the first nine months of 2010 due primarily to prior year additions related to the DGGS project.

Cash Used in Financing Activities

Cash used in financing activities totaled approximately $86.4 million during the nine months ended September 30, 2011 as compared with approximately $8.0 million during the nine months ended September 30, 2010. During the nine months ended September 30, 2011, net cash used in financing activities consisted of the net revolving credit facility repayments of $153.0 million, net issuance of commercial paper of $113.0 million, the repayment of long-term debt of $6.6 million and the payment of dividends of $38.9 million. During the nine months ended September 30, 2010, we received proceeds from the issuance of debt of $225.0 million, made debt repayments of $188.1 million, paid deferred financing costs of $8.1 million and paid dividends on common stock of $36.8 million.

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

On June 30, 2011, we amended and restated our unsecured revolving line of credit scheduled to expire on June 30, 2012. The amended facility extends the term to June 30, 2016, and increases the aggregate principal amount available under the facility by $50 million to $300 million. The facility also has an accordion feature that allows us to increase the size of the facility up to $350 million with the consent of the lenders. The amended facility does not amortize and borrowings will bear interest based on a credit ratings grid. The 'spread' or 'margin' ranges from 0.88% to 1.75% over the LIBOR. Based on our unsecured credit ratings on the closing date of the agreement, the applicable spread was 1.25%. A total of eight banks participate in the new facility, with no one bank providing more than 17% of the total availability. The amended facility contains covenants substantially similar to the previous facility.

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

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of September 30, 2011. See our Annual Report on Form 10-K for the year ended December 31, 2010 for additional discussion.

	Total	2011	2012	2013	2014	2015	Thereafter
	(in thousands)
Long-term debt	$908,826	$—	$3,792	$—	$—	$—	$905,034
Capital leases	34,618	331	1,370	1,468	1,582	1,705	28,162
Short-term borrowings	112,993	112,993	—	—	—	—	—
Future minimum operating lease payments	4,271	501	1,930	999	430	173	238
Estimated pension and other postretirement obligations (1)	57,772	972	15,400	13,800	13,800	13,800	N/A
Qualifying facilities (2)	1,284,828	16,145	67,111	69,816	72,354	74,135	985,267
Supply and capacity contracts (3)	1,510,217	91,618	266,412	214,454	141,126	103,590	693,017
Contractual interest payments on debt (4)	488,829	16,867	51,116	50,999	50,999	50,782	268,066
Total Commitments (5)	$4,402,354	$239,427	$407,131	$351,536	$280,291	$244,185	$2,879,784
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

(3)	We have entered into various purchase commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 25 years.

(4)	We have assumed a weighted average interest rate of 0.4% on outstanding short-term borrowing amounts through maturity.

(5)	Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

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

As of September 30, 2011, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the LIBOR plus a credit spread, ranging from 0.88% to 1.75% over LIBOR. To more cost effectively meet short-term cash requirements, we established a program where we may issue commercial paper; which is supported by our revolving credit facility. Since commercial paper terms are short-term, we are subject to interest rate risk. As of September 30, 2011, we had approximately $113.0 million of commercial paper outstanding and no borrowings on our revolving credit facility. A 1% increase in interest rates would increase our annual interest expense by approximately $1.1 million.

Commodity Price Risk

We are exposed to commodity price risk due to our reliance on market purchases to fulfill a large portion of our electric and natural gas supply requirements within the Montana market. We also participate in the wholesale electric market to balance our supply of power from our own generating resources, primarily in South Dakota. Several factors influence price levels and volatility. These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, fuel availability, market liquidity, and the nature and extent of current and potential federal and state regulations.

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

The profitability of our operations is dependent on our ability to recover the costs of providing energy and utility services to our customers and earn a return on our capital investment in our utility operations. We provide service at rates approved by one or more regulatory commissions. These rates are generally regulated based on an analysis of our costs incurred in a historical test year. In addition, each regulatory commission sets rates based in part upon their acceptance of an allocated share of total utility costs. When commissions adopt different methods to calculate inter-jurisdictional cost allocations, some costs may not be recovered. Thus, the rates we are allowed to charge may or may not match our costs at any given time. While rate regulation is premised on providing a reasonable opportunity to earn a reasonable rate of return on invested capital, there can be no assurance that the applicable regulatory commission will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of such costs.

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

We are subject to extensive laws and regulations imposed by federal, state, and local government authorities in the ordinary course of operations with regard to the environment, including environmental laws and regulations relating to air and water quality, protection of natural resources and wildlife, solid waste disposal, coal ash and other environmental considerations. We believe that we are in compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect our financial position or results of operations; however, possible future developments, including the promulgation of more stringent environmental laws and regulations, and the timing of future enforcement proceedings that may be taken by environmental authorities could affect the costs and the manner in which we conduct our business and could require us to make substantial additional capital expenditures.

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

As of September 30, 2011, we have capitalized approximately $19.5 million in preliminary survey and investigative costs related to MSTI. If we are unable to complete the development and ultimate construction of MSTI or decide to delay or cancel construction for any reason, including failure to receive necessary regulatory approvals and/or siting or environmental permits, we may not be able to recover our investment. Even if MSTI is completed, the total costs may be higher than estimated and there is no assurance that we will be able to recover such costs from customers. If our efforts to complete MSTI are not successful we may have to write-off all or a portion of these costs, which could have a material adverse effect on our results of operations. See Note 9 - Regulatory Matters to the Condensed Consolidated Financial Statements for further discussion of this project.
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

Our revenues, results of operations and financial condition are impacted by customer growth and usage, which can be impacted by population growth as well as by economic factors. The consequences of a prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. While our service territories have been less impacted than other parts of the country, residential customer consumption patterns may change and our revenues may be negatively impacted. Our commercial and industrial customers have been impacted by the economic downturn, resulting in a decline in their consumption of electricity. Additionally, our customers may voluntarily reduce their consumption of electricity in response to increases in prices, decreases in their disposable income or individual energy conservation efforts. In addition, demand for our Montana transmission capacity and wholesale supply fluctuate with regional demand, fuel prices and contracted capacity and are dependent on market conditions. The timing and extent of the recovery of the economy cannot be predicted.

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

We currently procure almost all of our natural gas supply and a large portion of our Montana electric supply pursuant to contracts with third-party suppliers. In light of this reliance on third-party suppliers, we are exposed to certain risks in the event a third-party supplier is unable to satisfy its contractual obligation. If this occurred, then we might be required to purchase gas and/or electricity supply requirements in the energy markets, which may not be on favorable terms, if at all. If prices were higher in the energy markets, it could result in a temporary material under recovery that would reduce our liquidity.

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

NorthWestern Corporation
Date:	October 26, 2011	By:	/s/ BRIAN B. BIRD
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