Form 10-K
period 2011-12-31
NORTHWESTERN CORP
filed 2012-02-16
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Large Accelerated Filer ☒           Accelerated Filer ☐           Non-accelerated Filer ☐           Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was $1,200,582,000 computed using the last sales price of $33.11 per share of the registrant’s common stock on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 10, 2012, 36,298,589 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Documents Incorporated by Reference
Certain sections of our Proxy Statement for the 2012 Annual Meeting of Shareholders
are incorporated by reference into Part III of this Form 10-K

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

Words or phrases such as “anticipates," “may," “will," “should," “believes," “estimates," “expects," “intends," “plans," “predicts," “projects," “targets," “will likely result," “will continue" or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that we will achieve our projections. Factors that may cause such differences include, but are not limited to:

•
potential adverse federal, state, or local legislation or regulation, including costs of compliance with existing and future environmental requirements, as well as adverse determinations by regulators, could have a material effect on our liquidity, results of operations and financial condition;

•
we have capitalized approximately $20.9 million in preliminary survey and investigative costs related to our proposed Mountain States Transmission Intertie (MSTI) transmission project. If our efforts to complete MSTI are not successful we may have to write-off all or a portion of these costs which could have a material effect on our results of operations;

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

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business and results of operations are subject to the uncertainties described under the caption “Risk Factors" which is part of the disclosure included in Part I, Item 1A of this Annual Report on Form 10-K.

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

Franchise - A special privilege conferred by a unit of state or local government on an individual or corporation to occupy and use the public ways and streets for benefit to the public at large. Local distribution companies typically have franchises for utility service granted by state or local governments.

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

Part I
ITEM 1.  BUSINESS

OVERVIEW

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and natural gas to approximately 668,300 customers in Montana, South Dakota and Nebraska. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 and have generated and distributed electricity and distributed natural gas in Montana since 2002.

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

ELECTRIC OPERATIONS

MONTANA

Our regulated electric utility business in Montana includes generation, transmission and distribution. Our service territory covers approximately 107,600 square miles, representing approximately 73% of Montana's land area, and includes a 2010 census population of approximately 875,700. We deliver electricity to approximately 339,400 customers in 187 communities and their surrounding rural areas, 15 rural electric cooperatives and in Wyoming to the Yellowstone National Park. In 2011, by category, residential, commercial and industrial, and other sales accounted for approximately 37%, 50%, and 13%, respectively, of our Montana regulated electric utility revenue. We also transmit electricity for nonregulated entities owning generation facilities, other utilities and power marketers serving the Montana electricity market. The total control area peak demand was approximately 1,673 MWs, with approximately 1,227 MWs per hour for the year on average, and energy delivered of more than 10.8 million MWHs during the year ended December 31, 2011. Our Montana electric distribution system consists of approximately 17,300 miles of overhead and underground distribution lines and 336 transmission and distribution substations.

Our Montana electric transmission system consists of approximately 7,000 miles of transmission lines, ranging from 50 to 500 kV, 283 circuit segments and approximately 125,000 transmission poles with associated transformation and terminal facilities, and extends throughout the western two-thirds of Montana from Colstrip in the east to Thompson Falls in the West. The system has interconnections with five major nonaffiliated transmission systems located in the WECC area, as well as one interconnection to a nonaffiliated system that connects with the MAPP region. We are directly interconnected with Avista Corporation; Idaho Power Company; PacifiCorp; the Bonneville Power Administration; and WAPA. Such interconnections, coupled with transmission line capacity made available under agreements with some of the above entities, permit the interchange, purchase, and sale of power among all major electric systems in the west interconnecting with the winter-peaking northern and summer-peaking southern regions of the Western power system. We provide wholesale transmission service and firm and non-firm wheeling services for eligible transmission customers. Our 500 kV transmission system, which is jointly owned, 230 kV and 161 kV facilities form the key assets of our Montana transmission system. Lower voltage systems, which range from 50 kV to 115 kV, provide for local area service needs.

Electric Supply

Our current annual electric supply load requirements average approximately 750 MWs, or 6.4 million MWHs, and are primarily supplied by market purchases with various counterparties. Specifically, we have a power purchase agreement with PPL Montana for 275 MWs of on-peak supply and 150 MWs of off-peak supply through July 2012, reducing to 200 MWs of on-peak supply and 125 MWs of off-peak supply from July 2012 through June 2014. We also purchase power under several QF contracts entered into under the Public Utility Regulatory Policies Act of 1978, which provide a total of 87 MWs of contracted capacity from waste petroleum coke and waste coal, 13 MWs from wind, and 14 MWs from hydro. We have several other long and medium-term power purchase agreements including contracts for 135 MWs of renewable wind generation and 18 MWs of seasonal base-load hydro supply. We file a biennial Electric Supply Resource Procurement Plan with the MPSC, which guides future resource acquisition activities. Our most recent plan was filed in December 2011. For 2012, we have under contract approximately 89% of the energy requirements necessary to meet our retail load requirements.

Owned generation resources supplied approximately 26% of our average base-load requirements for 2011. Our joint ownership interest in Colstrip Unit 4 provides base-load supply as shown below.

Name and Location of Plant	Fuel Source	Plant Capacity (MW)	Ownership Interest	Demonstrated Capacity (MW)	Average Cost of Fuel per MWH
Colstrip Unit 4, located near Colstrip in southeastern Montana	Sub-bituminous coal	740	30%	222	$12.94

On December 31, 2010, we completed construction of Dave Gates Generating Station (DGGS), a 150 MW natural gas fired facility and began commercial operations on January 1, 2011. The facility primarily provides regulating resources (in place of previously contracted ancillary services) to balance our transmission system in Montana to maintain reliability and enable wind power to be integrated into the network to meet renewable energy portfolio needs. The average cost of natural gas per MWH during 2011 at DGGS was approximately $44.42, which is reflective of the operation of the facility in providing regulating reserves. In addition, DGGS provided approximately 7 MWs of base-load requirements in 2011.

Name and Location of Plant	Fuel Source	Plant Capacity (MW)	Ownership Interest	Regulation Capacity (MW)
Dave Gates Generating Station, located near Anaconda, Montana	Natural gas	150	100%	105

Renewable portfolio standards (RPS) enacted in Montana require that 10% (increases to 15% in 2015) of our annual electric supply portfolio be derived from eligible renewable sources, including resources such as wind, biomass, solar, and small hydroelectric. We can use renewable energy credits (RECs) to satisfy the RPS. Any RECs in excess of the annual requirements for a given year are carried forward for up to two years to meet future RPS needs. The following is a summary of our RPS requirements and RECs over the last three years:

	December 31,
	2011	2010	2009
RPS	10%	10%	5%

RECs beginning of period	191,959	361,358	204,132
RECs generated	535,218	414,004	455,985
RPS requirement	(575,112)	(583,403)	(298,759)
Excess RECs carried forward	152,065	191,959	361,358

The penalty for not meeting the RPS is up to $10 per MWH for each REC short of the requirement. Based on our current projections, we believe we will meet the 2012 Montana RPS requirements with existing resources, carry forward RECs, and contracted resources expected to be built and in service by the end of 2012.

SOUTH DAKOTA

Our South Dakota electric utility business operates as a vertically integrated generation, transmission and distribution utility. We have the exclusive right to serve an area in South Dakota comprised of 25 counties with a combined 2010 census population of approximately 226,200. We provide retail electricity to more than 61,100 customers in 110 communities in South Dakota. In 2011, by category, residential, commercial and industrial, wholesale, and other sales accounted for approximately 39%, 54%, 2% and 5%, respectively, of our South Dakota electric utility revenue. Peak demand was approximately 341 MWs, the average daily load was approximately 172 MWs, and more than 1.5 million MWHs were supplied during the year ended December 31, 2011.

Our transmission and distribution network in South Dakota consists of approximately 3,300 miles of overhead and underground transmission and distribution lines as well as 126 substations. We have interconnection and pooling arrangements with the transmission facilities of Otter Tail Power Company; Montana-Dakota Utilities Co.; Xcel Energy Inc.; and WAPA. We have emergency interconnections with the transmission facilities of East River Electric Cooperative, Inc. and West Central Electric Cooperative. These interconnection and pooling arrangements enable us to arrange purchases or sales of substantial quantities of electric power and energy with other pool members and to participate in the efficiency benefits of pool arrangements.

Electric Supply

Our electric supply load requirements are primarily provided by power plants that we own jointly with unaffiliated parties. Each of the jointly owned plants is subject to a joint management structure. We are not the operator of any of these plants. Except as otherwise noted, based upon our ownership interest, we are entitled to a proportionate share of the electricity generated in our jointly owned plants and are responsible for a proportionate share of the operating expense. During periods of lower demand, electricity in excess of our load requirements is sold in the competitive wholesale market. In 2011, this was approximately 8% of our share of the power generated. We estimate our base-load generation capacity is adequate to meet customer supply needs through at least 2015. We are undergoing an evaluation of our needs for base-load supply beyond that point based on our current load forecast. We also have several wholly owned peaking/standby generating units at seven locations throughout our service territory. Details of our generating facilities are described further in the chart below. We use market purchases and peaking generation to provide peak supply in excess of our base-load capacity.

Name and Location of Plant	Fuel Source	Plant Capacity (MW)	Ownership Interest	Demonstrated Capacity (MW)	Average Cost of Coal per MWH
Big Stone Plant, located near Big Stone City in northeastern South Dakota	Sub-bituminous coal	475	23.4%	111.15	$26.77
Coyote I Electric Generating Station, located near Beulah, North Dakota	Lignite coal	427	10.0%	42.70	$14.23
Neal Electric Generating Unit No. 4, located near Sioux City, Iowa	Sub-bituminous coal	644	8.7%	56.11	$13.64
Miscellaneous combustion turbine units and small diesel units (used only during peak periods)	Combination of fuel oil and natural gas		100.0%	106.13
Total Capacity				316.09

Coal was used to generate approximately 88% of the electricity utilized for South Dakota operations for the year ended December 31, 2011. Our natural gas and fuel oil peaking units provided the balance of generating capacity.

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

MidAmerican provided 77 MWs of firm capacity during the summer season of 2011 and we have an agreement with them to supply firm capacity of 80 MWs in 2012. We entered into an agreement with Basin Electric Power Cooperative to supply firm capacity of 5 MW in 2012, 11 MW in 2013, 15 MW in 2014, and 19 MW in 2015. We have a resource plan that includes estimates of customer usage and programs to provide for the economic, reliable and timely supply of energy. We continue to update our load forecast to identify the future electric energy needs of our customers, and we evaluate additional generating capacity requirements on an ongoing basis. We are constructing a 60 MW peaking facility located in Aberdeen, South Dakota and expect to achieve commercial operation before the 2013 summer season.

Instead of RPS, South Dakota has a voluntary renewable and recycled energy objective. The objective states that 10% of all electricity sold at retail within South Dakota by 2015 be obtained from renewable energy and recycled energy sources. We have a 20-year power purchase agreement for 25 MWs of electric supply from the Titan I Wind Project in Hand County, South Dakota. The commercial operation date was November 25, 2009. Under this agreement, at the end of the fourth and fifth contract year we have an option to purchase the project, although neither the buyer or seller is obligated to enter into a transaction. In addition, if additional capacity is built we have the first right of refusal to purchase the output. In 2011, approximately 6.4% of the South Dakota retail needs were generated from the Titan I Wind Project.

We are a member of the MAPP, which is an area power pool arrangement consisting of utilities and power suppliers having transmission interconnections located in a nine-state area in the North Central region of the United States and in two Canadian provinces. The terms and conditions of the MAPP agreement and transactions between MAPP members are subject to the jurisdiction of the FERC.

We have a contract through 2020 with WAPA for transmission services, including transmission of electricity from Big Stone, Coyote, and Neal #4 to our South Dakota service areas through seven points of interconnection on WAPA's system. Transmission services under this agreement, and our costs for such services, are variable and depend upon a number of factors, including the respective parties' system peak demand and the number of our transmission assets that are integrated into WAPA's system. In 2011, our costs for services under this contract totaled approximately $6.3 million. Our tariffs in South Dakota generally allow us to pass through these transmission costs to our customers.

NATURAL GAS OPERATIONS

MONTANA

We distribute natural gas to approximately 182,100 customers in 105 Montana communities. We also serve several smaller distribution companies that provide service to approximately 31,000 customers. Our natural gas distribution system consists of approximately 5,000 miles of underground distribution pipelines. We transmit natural gas in Montana from production receipt points and storage facilities to distribution points and other nonaffiliated transmission systems. We transported natural gas volumes of approximately 41 Bcf, and our peak capacity was approximately 335,000 dekatherms per day during the year ended December 31, 2011.

Our natural gas transmission system consists of more than 2,000 miles of pipeline, which vary in diameter from two inches to 24 inches, and serve more than 130 city gate stations. We have connections in Montana with five major, nonaffiliated transmission systems: Williston Basin Interstate Pipeline, NOVA Gas Transmission Ltd., Colorado Interstate Gas, Spur Energy, and Havre Pipeline. Seven compressor sites provide more than 42,000 horsepower, capable of moving more than 335,000 dekatherms per day. In addition, we own and operate a pipeline border crossing through our wholly owned subsidiary, Canadian-Montana Pipe Line Corporation.

We own and operate three working natural gas storage fields in Montana with aggregate working gas capacity of approximately 17.75 Bcf and maximum aggregate daily deliverability of approximately 195,000 dekatherms.

We have municipal franchises to transport and distribute natural gas in the Montana communities we serve. The terms of the franchises vary by community. They typically have a fixed 30 - 50 year term and continue indefinitely unless and until terminated by ordinance. Our policy generally is to seek renewal or extension of a franchise in the last year of its fixed term. We currently have 15 franchises, which account for approximately 76,500 or approximately 42 percent of our natural gas customers, where the fixed term has expired. We continue to serve those customers while we obtain formal renewals. We have entered into a memorandum of understanding with five communities that addresses this interim period. During the next five years, eight additional municipal franchises are scheduled to reach the end of their fixed term. We do not anticipate termination of any of these franchises.
Natural Gas Supply

Natural gas is used primarily for residential and commercial heating. As a result, the demand for natural gas largely depends upon weather conditions. Our natural gas supply requirements are fulfilled through third-party fixed-term purchase contracts and short-term market purchases. Our portfolio approach to natural gas supply is intended to enable us to maintain a diversified supply of natural gas sufficient to meet our supply requirements. We benefit from direct access to suppliers in the major natural gas producing regions in the United States, primarily the Rockies (Colorado), Montana, and Alberta, Canada. Our Montana natural gas supply requirements for the year ended December 31, 2011, were approximately 21 Bcf. We have contracted with several major producers and marketers with varying contract durations to provide the anticipated supply to meet ongoing requirements.

We file a biennial Natural Gas Procurement Plan, which provides the MPSC the procurement blueprint we intend to follow to meet our gas supply needs and reliability requirements and hedging strategies used to reduce price volatility. Our last filing was in December 2010.

 SOUTH DAKOTA AND NEBRASKA

We provide natural gas to approximately 85,700 customers in 61 South Dakota communities and four Nebraska communities. We have approximately 2,300 miles of underground distribution pipelines and 55 miles of transmission pipeline in South Dakota and Nebraska. In South Dakota, we also transport natural gas for seven gas-marketing firms and three large end-user accounts, currently serving 87 customers through our distribution systems. In Nebraska, we transport natural gas for four gas-marketing firms and one end-user account, servicing 48 customers through our distribution system. We delivered approximately 24.8 Bcf of third-party transportation volume on our South Dakota distribution system and approximately 2.25 Bcf of third-party transportation volume on our Nebraska distribution system during 2011.

We have municipal franchises to purchase, transport and distribute natural gas in the South Dakota and Nebraska communities we serve. The maximum term permitted under Nebraska law for these franchises is 25 years while the maximum term permitted under South Dakota law is 20 years. Our policy generally is to seek renewal or extension of a franchise in the last year of its term. We currently have three franchises, which account for approximately 20,400, or 24% of our natural gas customers, where the fixed term has expired. We continue to serve those customers while we seek a formal renewal. During the next five years, an additional 35 of our South Dakota franchises are scheduled to reach the end of their fixed term. We do not anticipate termination of any of these franchises.

Natural Gas Supply
Our South Dakota natural gas supply requirements for the year ended December 31, 2011, were approximately 5.6 Bcf. We have contracted with a third party to manage transportation and storage of supply to minimize cost and price volatility to our customers.

Our Nebraska natural gas supply requirements for the year ended December 31, 2011, were approximately 5.3 Bcf. We have contracted with a third party under an asset management agreement that includes pipeline capacity, supply, and asset optimization activities.

To supplement firm gas supplies in South Dakota and Nebraska, we contract for firm natural gas storage services to meet the heating season and peak day requirements of our natural gas customers. We also maintain and operate a propane-air gas peaking unit with a peak daily capacity of approximately 4,140 Mcf. This plant provides an economic alternative to pipeline transportation charges to meet the peaks caused by customer demand on extremely cold days.
REGULATION

Base rates are the rates we are allowed to charge our customers for the cost of providing them delivery service, plus a reasonable rate of return on invested capital. We have both electric and natural gas base rates. We may ask the respective regulatory commission to increase base rates from time to time. We have historically been allowed to increase base rates to recover our utility plant investment and operating costs, plus a return on our capital investment. Rate increases are normally granted based on historical data and those increases may not always keep pace with increasing costs. Other parties may petition the respective regulatory commission to decrease base rates. For more information on current regulatory matters, see Note 16 - Regulatory Matters, to the Consolidated Financial Statements.

The following is a summary of our rate base and authorized rates of return in each jurisdiction:

Jurisdiction and Service	Implementation Date	Rate Base (in millions) (1)	Authorized Overall Rate of Return	Authorized Return on Equity	Authorized Equity Level
South Dakota natural gas (2)	December 2011	$64.8	7.8%	n/a	n/a
Montana electric delivery	January 2011	$664.6	7.8%	10.25%	48%
Montana natural gas delivery	January 2011	$339.2	7.9%	10.25%	48%
Montana - DGGS (3)	January 2011	$172.3	8.16%	10.25%	50%
Montana - Colstrip Unit 4	January 2009	$382.8	8.25%	10.00%	50%
Nebraska natural gas	December 2007	$22.9	n/a	10.40%	n/a
South Dakota electric (2)	September 1981	$228.1	n/a	n/a	n/a
		$1,874.7
(1)    Rate base amounts are estimated as of December 31, 2011.

(2)    For those items marked as "n/a," the respective settlement and/or order was not specific as to these terms.
(3)    An MPSC order establishing final revenue requirements is expected during 2012. The authorized rate of return, return on equity and equity level are based on the MPSC's order approving construction of the plant.

MPSC Regulation

Our Montana operations are subject to the jurisdiction of the MPSC with respect to rates, terms and conditions of service, accounting records, electric service territorial issues and other aspects of our operations, including when we issue, assume, or guarantee securities in Montana, or when we create liens on our regulated Montana properties. We have an obligation to provide service to our customers with an opportunity to earn a regulated rate of return.

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

Montana Property Tax Tracker - In December 2011, we filed our annual property tax tracker (including other state/local taxes and fees) with the MPSC for an automatic rate adjustment, which reflected 60% of the change in 2011 actual property taxes and estimated property taxes for 2012. Adjusted rates were effective January 1, 2012.

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

Federal

We are subject to the jurisdiction of, and regulation by, the FERC with respect to rates for electric transmission service in interstate commerce and electricity sold at wholesale rates, the issuance of certain securities, incurrence of certain long-term debt, and compliance with mandatory reliability regulations, among other things. Under FERC's open access transmission policy promulgated in Order No. 888, as owners of transmission facilities, we are required to provide open access to our transmission facilities under filed tariffs at cost-based rates. In addition, we are required to comply with FERC's Standards of Conduct, as amended, governing the communication of non-public information between the transmission owner's employees and wholesale merchant employees.

In Montana, we sell transmission service across our system under terms, conditions and rates defined in our OATT, on file with FERC. We are required to provide retail transmission service in Montana under MPSC approved tariffs for customers still receiving “bundled" service and under the OATT for other wholesale transmission customers such as cooperatives.

Our South Dakota transmission operations underlie the MISO system and are part of the WAPA Control Area. The Coyote and Big Stone power plants, of which we are a joint owner, are connected directly to the MISO system, and we have ownership rights in the transmission lines from these plants to our distribution system. We have negotiated a settlement as a grandfathered agreement with MISO and the other Big Stone and Coyote power plant joint owners related to providing MISO with the information it needs to operate its system, while exempting us from assignment of MISO operational costs. We do not participate in the MISO markets directly as we utilize WAPA to handle our scheduling and power marketing activities. MISO provides the reliability coordinator functions for MAPP.  We updated the South Dakota OATT to accommodate the required planning functions that rely heavily on MAPP's planning process and MAPP's coordination with MISO.

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

FERC Order No. 1000 - In July 2011, the FERC issued a Final Rule - Order No. 1000 which amends the transmission planning and cost allocation requirements established in Order No. 890. With respect to transmission planning,  Order No. 1000: (1) requires that each public utility transmission provider participate in a regional transmission planning process that produces a regional transmission plan; (2) requires that each public utility transmission provider amend its OATT to describe procedures that provide for the consideration of transmission needs driven by public policy requirements in the local and regional transmission planning processes; (3) removes from FERC-approved tariffs and agreements a federal right of first refusal for certain new transmission facilities; and (4) improves coordination between neighboring transmission planning regions.  Further,  Order No. 1000 requires that each public utility transmission provider must participate in a regional transmission planning process that has: (1) a regional cost allocation method for the cost of new transmission facilities selected in a regional transmission plan for purposes of cost allocation; and (2) an interregional cost allocation method for the cost of certain new transmission facilities that are located in two or more neighboring transmission planning regions and are jointly evaluated by the regions in the interregional transmission coordination procedures required by Order No. 1000. We are reviewing Order No. 1000 and participating in our regional transmission planning processes to develop and implement the requirements to comply with the Order.  The impacts of Order No. 1000, if any, cannot be predicted at this time.

Pipeline Safety - The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (Pipeline Safety Act) was signed into law in January 2012. The Pipeline Safety Act is intended to strengthen current law, fill gaps in existing law where necessary and focus on directly responding to recent pipeline accidents. The Pipeline and Hazardous Materials Safety Administration (PHMSA) is responsible for issuing regulations to enforce requirements of this act. At this time, we are not able to estimate the capital, operating or other costs that may be required to comply with the Pipeline Safety Act and any related PHMSA regulations that may be implemented, but such costs could be significant.

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
ENVIRONMENTAL

The operation of electric generating, transmission and distribution facilities, and gas gathering, transportation and distribution facilities, along with the development (involving site selection, environmental assessments, and permitting) and construction of these assets, are subject to extensive federal, state, and local environmental and land use laws and regulations. Our activities involve compliance with diverse laws and regulations that address emissions and impacts to the environment, including air and water, protection of natural resources and wildlife. We monitor federal, state, and local environmental initiatives to determine potential impacts on our financial results. As new laws or regulations are issued, our policy is to assess their applicability and implement the necessary modifications to our facilities or their operation to maintain ongoing compliance.

We strive to comply with all environmental regulations applicable to our operations.  However, it is not possible to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or, what effect future laws or regulations may have on our operations.  The EPA is in the process of proposing and finalizing a number of environmental regulations that will directly affect the electric industry over the coming years.  These initiatives cover all sources - air, water and waste. For more information on environmental regulations and contingencies and related capital expenditures, see Note 18 - Commitments and Contingencies, to the Consolidated Financial Statements.

EMPLOYEES

As of December 31, 2011, we had 1,400 employees. Of these, 1,082 employees were in Montana and 318 were in South Dakota or Nebraska. Of our Montana employees, 402 were covered by six collective bargaining agreements involving five unions. All six of these agreements were renegotiated in 2008 for terms of four years, and are up for renegotiation during 2012. In addition, our South Dakota and Nebraska operations had 188 employees covered by the System Council U-26 of the International Brotherhood of Electrical Workers. This collective bargaining agreement was renegotiated in 2011 and this contract expires on December 31, 2013. We consider our relations with employees to be good.

Executive Officers

Executive Officer	Current Title and Prior Employment	Age on Feb. 10, 2012
Robert C. Rowe	President, Chief Executive Officer and Director since August 2008. Prior to joining NorthWestern, Mr. Rowe was a co-founder and senior partner at Balhoff, Rowe & Williams, LLC, a specialized national professional services firm providing financial and regulatory advice to clients in the telecommunications and energy industries (January 2005-August, 2008); and served as Chairman and Commissioner of the Montana Public Service Commission (1993–2004).	56

Brian B. Bird	Vice President, Chief Financial Officer and Treasurer since May 2009, formerly Vice President and Chief Financial Officer since December 2003. Prior to joining NorthWestern, Mr. Bird was Chief Financial Officer and Principal of Insight Energy, Inc., a Chicago-based independent power generation development company (2002-2003). Previously, he was Vice President and Treasurer of NRG Energy, Inc., in Minneapolis, MN (1997-2002). Mr. Bird serves on the board of directors of a NorthWestern subsidiary.	49

Michael R. Cashell	Vice President - Transmission since May 2011; formerly Chief Transmission Officer since November 2007; formerly Director Transmission Marketing and Business Planning since 2003. Mr. Cashell serves on the board of directors of a NorthWestern subsidiary.	49

Patrick R. Corcoran	Vice President-Government and Regulatory Affairs since December 2004; formerly Vice President-Regulatory Affairs since February 2002; formerly Vice President-Regulatory Affairs for the former Montana Power Company (2000-2002).	59

Heather H. Grahame	Vice President and General Counsel since August 2010. Prior to joining NorthWestern, Ms. Grahame was a partner in the law firm of Dorsey & Whitney, LLP, where she co-chaired its Telecommunications practice (1999-2010).	56

John D. Hines	Vice President - Supply since May 2011; formerly Chief Energy Supply Officer since January 2008; formerly Director - Energy Supply Planning since 2006. Previously, Mr. Hines served as the Montana representative to the NorthWest Power and Conservation Council (2003-2006).	53

Kendall G. Kliewer	Vice President and Controller since August 2006; Controller since June 2004; formerly Chief Accountant since November 2002. Prior to joining NorthWestern, Mr. Kliewer was a Senior Manager at KPMG LLP (1999-2002).	42

Curtis T. Pohl	Vice President - Distribution since May 2011; formerly Vice President-Retail Operations since September 2005; Vice President-Distribution Operations since August 2003; formerly Vice President-South Dakota/Nebraska Operations since June 2002; formerly Vice President-Engineering and Construction since June 1999. Mr. Pohl serves on the board of directors of a NorthWestern subsidiary.	47

Bobbi L. Schroeppel	Vice President, Customer Care, Communications and Human Resources since May 2009, formerly Vice President-Customer Care and Communications since September 2005; formerly Vice President-Customer Care since June 2002; formerly Director-Staff Activities and Corporate Strategy since August 2001; formerly Director-Corporate Strategy since June 2000.	43

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

For example, in our regulatory filings related to DGGS, we proposed an allocation of approximately 80% of costs to retail customers subject to the MPSC's jurisdiction and approximately 20% allocated to wholesale customers subject to FERC's jurisdiction. There is significant uncertainty related to the ultimate resolution of cost allocations being consistent with our proposal between the two jurisdictions, which could result in an inability to fully recover our costs, as well as requiring us to refund more interim revenues than our current estimate.

We are also subject to the jurisdiction of FERC with regard to electric system reliability standards. We must comply with the standards and requirements established, which apply to the NERC functions for which we have registered in both the MRO for our South Dakota operations and the WECC for our Montana operations. The FERC can impose penalties for violation of FERC statutes, rules and orders of $1 million per violation per day. In addition, more than 120 electric reliability standards are mandatory and subject to potential financial penalties by NERC or FERC for violations. If a serious reliability incident did occur, it could have a material adverse effect on our operating and financial results.

In addition, changes in laws and regulations may have a detrimental effect on our business. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is intended to improve regulation of financial markets was signed into law. Certain provisions of the Act relating to derivatives could result in increased capital and/or collateral requirements. Despite certain exemptions in the law, we will not know if we qualify for the exemptions until the rule making has been completed, and, even if we qualify for the exemptions, concern remains that counterparties not qualifying for the exemption will pass along the increased cost and margin requirements through higher prices and reductions in unsecured credit limits.

We are subject to extensive environmental laws and regulations and potential environmental liabilities, which could result in significant costs and additional liabilities.

We are subject to extensive laws and regulations imposed by federal, state, and local government authorities in the ordinary course of operations with regard to the environment, including environmental laws and regulations relating to air and water quality, protection of natural resources and wildlife, solid waste disposal, coal ash and other environmental considerations. We believe that we are in compliance with environmental regulatory requirements; however, possible future developments, such as more stringent environmental laws and regulations, and the timing of future enforcement proceedings that may be taken by environmental authorities could affect our costs and the manner in which we conduct our business and could require us to make substantial additional capital expenditures.

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

To the extent that costs exceed our estimated environmental liabilities and/or we are not successful recovering a material portion of remediation costs in our rates, our results of operations and financial position could be adversely affected.

Our plans for future expansion through capital improvements to current assets, new electric generation or natural gas reserves, and transmission grid expansion involve substantial risks. Failure to adequately execute and manage significant construction plans, as well as the risk of recovering such costs, could materially impact our results of operations and liquidity.

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

The completion of generation and natural gas investments and transmission projects are subject to many construction and development risks, including, but not limited to, risks related to financing, regulatory recovery, escalating costs of materials and labor, meeting construction budgets and schedules, and environmental compliance. Construction of new transmission facilities required to support future growth is subject to certain additional risks, including but not limited to: (i) our ability to obtain necessary approvals and permits from regulatory agencies on a timely basis and on terms that are acceptable to us; (ii) potential changes in federal, state and local statutes and regulations, including environmental requirements, that prevent a project from proceeding or increase the anticipated cost of the project; (iii) inability to acquire rights-of-way or land rights on a timely basis on terms that are acceptable to us; and (iv) insufficient customer throughput commitments. In addition, there are projects proposed by other parties that may result in direct competition to our proposed transmission expansion.

 As of December 31, 2011, we have capitalized approximately $20.9 million in preliminary survey and investigative costs related to MSTI. If we are unable to complete the development and ultimate construction of MSTI or decide to delay or cancel construction for any reason, including failure to receive necessary regulatory approvals and/or siting or environmental permits, we may not be able to recover our investment. Even if MSTI is completed, the total costs may be higher than estimated and there is no assurance that we will be able to recover such costs from MSTI customers. If our efforts to complete MSTI are not successful we may have to write-off all or a portion of these costs, which could have a material adverse effect on our results of operations. See Note 16 - Regulatory Matters to the Consolidated Financial Statements for further discussion of this project.

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

Operational risks also include facility shutdowns due to breakdown or failure of equipment or processes, labor disputes, operator error, catastrophic events such as fires, explosions, floods, and intentional acts of destruction or other similar occurrences affecting the electric generating facilities; and operational changes necessitated by environmental legislation or regulation. The loss of a major electric generating facility would require us to find other sources of supply, if available, and expose us to higher purchased power costs. For example, DGGS was shut down on January 31, 2012 and will be down for a period of up to several months following the discovery of a problem within the gas turbines on each of the three generation units. We expect to incur incremental costs for contracts with third parties for replacement regulation service. To the extent that the repair costs are not covered by the manufacturer's warranty or the incremental contract costs are not fully recoverable from customers, our results of operations and financial position could be adversely affected.

Our revenues, results of operations and financial condition are impacted by customer growth and usage in our service territories and may fluctuate with current economic conditions. We are also impacted by market conditions outside of our service territories related to demand for transmission capacity and wholesale electric pricing.

 Our revenues, results of operations and financial condition are impacted by customer growth and usage, which can be impacted by population growth as well as by economic factors. The consequences of a prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. While our service territories have been less impacted than some other parts of the country, residential customer consumption patterns may change and our revenues may be negatively impacted. Our commercial and industrial customers have been impacted by the economic downturn, resulting in a decline in their consumption of electricity. Additionally, our customers may voluntarily reduce their consumption of electricity in response to increases in prices, decreases in their disposable income or individual energy conservation efforts. In addition, demand for our Montana transmission capacity fluctuates with regional demand, fuel prices and weather related conditions.

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

Our secured credit ratings are also tied to our ability to invest in unregulated ventures due to an existing stipulation with the MPSC and MCC, which includes diminishing limits for such investment at certain credit rating levels. The stipulation does not limit investment in unregulated ventures so long as we maintain credit ratings on a secured basis of at least BBB+ from Standard and Poor's Ratings Service and Baa1 from Moody's Investors Service.

Threats of terrorism and catastrophic events that could result from terrorism, cyber attacks, or individuals and/or groups attempting to disrupt our business, or the businesses of third parties, may impact our operations in unpredictable ways and could adversely affect our liquidity and results of operations.

We are subject to the potentially adverse operating and financial effects of terrorist acts and threats, as well as cyber attacks and other disruptive activities of individuals or groups. Our generation, transmission and distribution facilities, information technology systems and other infrastructure facilities and systems could be direct targets of, or indirectly affected by, such activities.

Terrorist acts or other similar events could harm our business by limiting our ability to generate, purchase or transmit power and by delaying the development and construction of new generating facilities and capital improvements to existing facilities. These events, and governmental actions in response, could result in a material decrease in revenues and significant additional costs to repair and insure assets, and could adversely affect our operations by contributing to disruption of supplies and markets for natural gas, oil and other fuels. These events could also impair our ability to raise capital by contributing to financial instability and lower economic activity.

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

ITEM 3.  LEGAL PROCEEDINGS

We discuss details of our legal proceedings in Note 18 - Commitments and Contingencies, to the Consolidated Financial Statements. Some of this information is about costs or potential costs that may be material to our financial results.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, which is traded under the ticker symbol NWE, is listed on the New York Stock Exchange (NYSE). As of February 10, 2012, there were approximately 959 common stockholders of record.

Dividends

We pay dividends on our common stock after our Board of Directors (Board) declares them. The Board reviews the dividend quarterly and establishes the dividend rate based upon such factors as our earnings, financial condition, capital requirements, debt covenant requirements and/or other relevant conditions. Although we expect to continue to declare and pay cash dividends on our common stock in the future, we cannot assure that dividends will be paid in the future or that, if paid, the dividends will be paid in the same amount as during 2011. Quarterly dividends were declared and paid on our common stock during 2011 as set forth in the table below.

QUARTERLY COMMON STOCK PRICE RANGES AND DIVIDENDS

	Prices		Cash Dividends Paid
	High	Low
2011-
Fourth Quarter	$36.61	$30.44	$0.36
Third Quarter	34.17	28.68	0.36
Second Quarter	33.24	29.37	0.36
First Quarter	30.57	27.38	0.36
2010-
Fourth Quarter	$29.99	$28.23	$0.34
Third Quarter	29.66	25.83	0.34
Second Quarter	30.60	25.15	0.34
First Quarter	27.23	23.77	0.34

On February 10, 2012, the last reported sale price on the NYSE for our common stock was $34.77.

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

FIVE-YEAR FINANCIAL SUMMARY

	Year Ended December 31,
	2011	2010	2009	2008	2007
Financial Results (in thousands, except per share data)
Operating revenues	$1,117,316	$1,110,720	$1,141,910	$1,260,793	$1,200,060
Net income	92,556	77,376	73,420	67,601	53,191
Basic earnings per share	2.55	2.14	2.03	1.78	1.45
Diluted earnings per share	2.53	2.14	2.02	1.77	1.44
Dividends declared & paid per common share	1.44	1.36	1.34	1.32	1.28
Financial Position
Total assets	$3,210,438	$3,037,669	2,795,132	$2,762,037	$2,547,380
Long-term debt and capital leases, including current portion and short-term borrowings	1,110,063	1,103,922	1,024,186	900,047	846,368
Ratio of earnings to fixed charges	2.5	2.5	2.3	2.7	2.4

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Item 6 Selected Financial Data" and our Consolidated Financial Statements and related notes contained elsewhere in this Annual Report on Form 10-K. For additional information related to our industry segments, see Note 20 - Segment and Related Information to the Consolidated Financial Statements, which is included in Item 8 herein. For information regarding our revenues, net income and assets; see our Consolidated Financial Statements included in Item 8.

OVERVIEW

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and natural gas to approximately 668,300 customers in Montana, South Dakota and Nebraska. As you read this discussion and analysis, refer to our Consolidated Statements of Income, which present the results of our operations for 2011, 2010 and 2009. Following is a brief overview of highlights for 2011, and a discussion of our strategy and outlook.

SIGNIFICANT ACHIEVEMENTS

Significant achievements for the year ended December 31, 2011 include:

•	Improvement in net income of approximately $15.2 million as compared with 2010, due primarily to an increase in gross margin, largely driven by placing the Dave Gates Generating Station at Mill Creek into service, and lower income taxes, partially offset by increased operating expenses as discussed in more detail below;

•
Received approval from the MPSC of an accounting order to defer certain incremental operating and maintenance costs up to $16.9 million for 2011 and 2012 associated with our Distribution System Infrastructure Project;

•	Received approval from the SDPUC to increase our South Dakota natural gas rates resulting in an annualized revenue increase of approximately $1.8 million;

•	Signed an asset purchase agreement and requested MPSC approval to develop a 40 MW wind project in central Montana at an estimated cost of approximately $86 million;

•	Began construction on a 60 MW peaking facility located in Aberdeen, South Dakota, which we expect to achieve commercial operation before the 2013 summer season; and

•	Successfully accessed the capital markets to reduce short-term borrowing costs and extend maturities by:

◦	Entering into a commercial paper program to fund short-term liquidity needs of up to $250 million, and

◦	Increasing our revolving credit facility from $250 million to $300 million and extending the maturity date to June 30, 2016.

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

We are considering opportunities for the ownership and/or development of electric generation facilities and seeking opportunities to acquire proven gas reserves, which help to stabilize our customers’ energy costs while providing us the opportunity to grow our rate base and earn a return on investment. In addition, our service territories have some of the best wind resources in the country, and we are focusing on leveraging our advantageous geographic position to pursue the construction of the associated transmission facilities required to support this renewable expansion.

Regulatory Matters

Rate cases are a key component of our earnings growth and achieving our financial objectives. In November 2011, we received a final order from the SDPUC approving an annual increase in natural gas rates of approximately $1.8 million. In June 2011, the MPSC issued a final order in our electric and natural gas general rate case approving:

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

See Note 16 - Regulatory Matters to the Consolidated Financial Statements for additional information. We do not anticipate filing any general rate cases during 2012; however, we believe general rate filings will be necessary in most of our jurisdictions during 2013 (based on a 2012 test year).

Dave Gates Generating Station at Mill Creek
On March 19, 2011, our Vice President of Wholesale Operations, David G. Gates, was tragically killed in a private plane crash. On March 26, 2011 our Board of Directors renamed the Mill Creek Generating Station as the Dave Gates Generating Station at Mill Creek (DGGS) to posthumously recognize Gates’ significant contributions to the company.

On December 31, 2010, we completed construction of DGGS, a 150 MW natural gas fired facility and began commercial operations on January 1, 2011. DGGS was constructed for a total cost of approximately $183 million, as compared to an original estimate of $202 million. The facility provides regulating resources (in place of previously contracted ancillary services) to balance our transmission system in Montana to maintain reliability and enable wind power to be integrated into the network to meet renewable energy portfolio needs and is subject to jurisdiction by both the MPSC and the FERC.

In our regulatory filings with the MPSC and the FERC, we proposed an allocation of approximately 80% of costs to retail customers subject to the MPSC's jurisdiction and approximately 20% allocated to wholesale customers subject to FERC's jurisdiction. Our proposed allocation is based on methodology that has been consistently used and is well established for allocating transmission costs in both jurisdictions.

In October 2010, the FERC approved interim rates to reflect the estimated cost of service under Schedule 3 of the OATT. In November 2010, the MPSC approved interim rates based on the originally estimated construction costs of $202 million. The interim rates under both orders became effective beginning January 1, 2011. As a result of lower than originally estimated construction costs and the estimated impact of the flow-through of accelerated state tax depreciation, we reduced interim rates for retail customers on May 1, 2011. The respective interim rates are subject to refund plus interest pending final resolution in both jurisdictions.

A hearing was held at the MPSC in November 2011 to conduct a final cost review and establish final rates. The MCC is challenging our proposed allocation of costs to retail customers.

A FERC hearing was scheduled for January 23, 2012; however, FERC has continued the hearing until June 11, 2012 to allow for additional testimony and an initial decision is not scheduled to be issued until September 24, 2012. Wholesale customers are challenging our proposed allocation of costs to them.

Through December 31, 2011, we have deferred revenue of approximately $11.0 million associated with DGGS, primarily due to lower than estimated construction costs, the estimated impact of the flow-through of accelerated state tax depreciation, our current estimate of operating expenses as compared to amounts included in our interim rate requests, and uncertainty related to the allocation of costs between the MPSC and FERC jurisdictions. There is significant uncertainty related to the ultimate resolution of cost allocations between the two jurisdictions, which could result in an inability to fully recover our costs, and may require us to refund more interim revenues than our current estimate.

DGGS was shut down on January 31, 2012 and is expected to be down for a period of up to several months following the discovery of a problem within the gas turbines on each of the three generation units. We expect the turbine repair costs to be covered under the manufacturer's warranty; however, we will also have incremental costs for contracts with third parties for replacement regulation service. We estimate our contracted costs will exceed the variable operating costs of DGGS by up to $0.5 million per month while the plant is down. We will actively manage our contracted service in an effort to reduce these costs as much as possible as DGGS is brought back into service. We believe these contracted costs for regulation service are recoverable from customers through our normal course of business; however, there can be no assurance that the MPSC and/or FERC will allow us full recovery of such costs.

Montana Distribution System Infrastructure Project (DSIP)

As part of our commitment to maintain high level reliability and system performance we continue to evaluate the condition of our distribution assets to address aging infrastructure through our asset management process. The primary goals of our infrastructure investment are to reverse the trend in aging infrastructure, maintain reliability, proactively manage safety, build capacity into the system, and prepare our network for the adoption of new technologies. We are working on various solutions taking a proactive and pragmatic approach to replace these assets while also evaluating the implementation of additional technologies to prepare the overall system for smart grid applications. We formed an Infrastructure Stakeholder Group to assist us as we considered possible future scenarios for investment in our distribution system and evaluated the potential impacts of different scenarios to rates and future service quality.

Based on discussions with this Infrastructure Stakeholder Group and our assessments of necessary improvements to our system, during 2011 we developed a technical plan detailing recommended actions and estimated costs of implementing the DSIP. While we were preparing the technical plan, we requested and received MPSC approval of an accounting order to defer certain incremental operating and maintenance expenses. The accounting order allows us to defer up to $16.9 million of expenses incurred during 2011 and 2012 and amortize these expenses associated with the phase-in portion of the DSIP over five years beginning in 2013. As of December 31, 2011 we have deferred incremental expenses of approximately $4.9 million and incurred approximately $15.2 million of DSIP-related capital expenditures.

We presented the technical plan during an informational meeting to the MPSC on October 31, 2011. Based on the technical plan, we are currently estimating incremental DSIP expenses of approximately $12.0 million (which will be deferred under the accounting order) and approximately $18.2 million of DSIP capital expenditures during 2012. In addition, we are projecting approximately $72.0 million of incremental DSIP expenses and approximately $253.0 million of DSIP capital expenditures over a five-year time span beginning in 2013. Based on our current forecast, along with the MPSC's approval of the accounting order, we believe DSIP-related expenses and capital expenditures will be recovered in base rates through annual or biennial general rate cases.

Supply Investments

Wind Generation
In April 2011, we executed an agreement to purchase a wind project in Judith Basin County in Montana to be developed and constructed by Spion Kop Wind, LLC, a wholly-owned subsidiary of Compass Wind Projects, LLC that would provide approximately 40 MW of capacity, with an estimated cost for the total project of approximately $86 million. We filed an application for pre-approval with the MPSC during the second quarter of 2011 to include the project in regulated rate base as an electric supply resource. Both the energy and associated renewable energy credits would be placed into the electric supply portfolio to meet future customer loads and renewable portfolio standards obligations. In November 2011, we filed a joint stipulation with the MCC, proposing an authorized rate of return of 7.40%, which was computed using a 10.00% return on equity, a 5.00% estimated cost of debt and a capital structure consisting of 52% debt and 48% equity. The stipulation also provided that we will include the Spion Kop project in our next full general rate case, so that its cost of capital and capital structure can be determined on a consolidated basis with the rest of our Montana electric utility operations. An uncontested hearing was held in December 2011. In February 2012, the MPSC held a work session and verbally approved the project. The approval includes a condition that would reduce our revenue requirement if the average production failed to meet a minimum threshold for the first three years. We expect a final written order to be issued during the first quarter of 2012, and will evaluate our options. If the MPSC fails to grant approval to the satisfaction of both parties on or before April 1, 2012, then either party may terminate this agreement. Material construction would not commence until we receive a favorable ruling from the MPSC. Assuming satisfactory approval by April 1, 2012, commercial operation is projected to begin by December 31, 2012.

South Dakota Electric

During 2011, we began construction on a 60 MW peaking facility located in Aberdeen, South Dakota, which we expect to achieve commercial operation before the 2013 summer season. This facility will provide peaking reserve margin necessary to comply with capacity reserve requirements. As of December 31, 2011, we have capitalized approximately $17.1 million associated with this project and we expect additional capital expenditures of approximately $44.4 million during 2012.

The Big Stone and Neal #4 facilities are subject to additional emission reduction requirements. We are working with the joint owners of the facilities to evaluate options. Based upon current engineering estimates, capital expenditures for these environmental related technologies are estimated to be approximately $490 million for Big Stone (our share is 23.4%) and approximately $270 million for Neal #4 (our share is 8.7%). Neal #4 began incurring such costs in 2011 and the costs are expected to be spread over the next three years.

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

In Montana, we continue to develop three significant electric transmission projects:

•	an expansion of the existing Colstrip 500 kV system that would increase capacity by 500-700 MWs, of which we assume a 30% joint ownership;

•	the Mountain States Transmission Intertie Project (MSTI), a proposed 500 kV transmission line from southwestern Montana to southeastern Idaho with a planned capacity of 1,500 MWs; and

•	a 230 kV Collector Project in central Montana designed to aggregate renewables and facilitate their access to markets.

Colstrip 500 kV upgrade

All of the current joint owners of the existing Colstrip 500 kV transmission line from Colstrip, Montana to mid-Columbia, as well as Bonneville Power Administration (BPA), are working to develop an upgrade to the system, which involves an additional substation and related electrical equipment to increase westbound capacity out of Montana by more than 500 MWs. We anticipate beginning construction during the fourth quarter of 2014 and completing the upgrade by early 2017. As of December 31, 2011, we have capitalized approximately $2.6 million associated with this upgrade. We currently estimate that our share of the upgrade will be 30% and we estimate our portion of the remaining costs for upgrade will be approximately $46.6 million, with $0.8 million being spent during 2012.

MSTI

We have been involved in an open season process for our proposed MSTI line. Under our original timeline, we anticipated completing the open season process by the end of 2010. During 2010, a lawsuit was filed against the Montana Department of Environmental Quality (MDEQ) by Jefferson County, Montana, regarding the County's ability to be more involved in the siting and routing of MSTI. On September 8, 2010, the Montana District Court agreed with Jefferson County and (i) required the MDEQ to consult with Jefferson County in the preparation of the environmental impact statement (EIS) concerning the project and (ii) enjoined the MDEQ from releasing the draft EIS until that consultation occurs. In January 2011, MDEQ appealed the decision to the Montana Supreme Court. In February 2011, we also appealed the decision to the Montana Supreme Court. Oral arguments occurred before the Montana Supreme Court on August 2, 2011. On October 27, 2011, the Montana Supreme Court reversed the District Court decision. Based on the favorable Montana Supreme Court ruling, MDEQ is continuing its preparation of the EIS. We currently expect MDEQ to issue a draft EIS by August 31, 2012, a final EIS by September 30, 2013, a Record of Decision by December 31, 2013, and a Notice to Proceed by third quarter 2014.

While the lawsuit discussed above was an initial reason for delaying the open season process, there is also significant market uncertainty that has caused us to extend the open season process for MSTI until late 2012 or early 2013 depending upon market readiness. California is the largest potential market that could be served by renewable (primarily wind) generation from Montana. However, California may ultimately implement restrictions limiting the ability to use out-of-state resources to meet their RPS. In addition, there are other proposed competing projects to MSTI that may ultimately be able to provide more cost effective transmission to end users.

As of December 31, 2011, we have capitalized approximately $20.9 million of preliminary survey and investigative costs associated with the MSTI transmission project. We currently estimate we will spend an additional $7.9 million related to MSTI during 2012, with the project to be completed in late 2017. If our efforts to complete MSTI are not successful we may have to write-off all or a portion these costs, which could have a material adverse effect on our results of operations.

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

Due to the uncertainty surrounding the project, certain aspects are scaleable and thus can be built out to more closely match the timing and needs of new generation and loads. We estimate the total cost of MSTI will be approximately $1.0 billion. To avoid excessive risk for us, it is critical to reduce regulatory uncertainty before making large capital investments and/or commitments. We are also contemplating a strategic partner to own up to 50% of MSTI, however there can be no assurance that we will enter into such a partnership.

In September 2011, two Montana counties and five local non-governmental organizations announced they will conduct an independent review of the MSTI project. The review will evaluate impacts and use a modeling process to analyze policy data, scientific data and community values. This process will also assess the economic impacts of the project to each county. The review group includes: Madison County, MT; Jefferson County, MT; Western Environmental Law Center; Headwaters Economics; Sonoran Institute; Craighead Institute and Future West. Funding for the review process is expected to come from a variety of sources including counties, states, and us. While we will contribute approximately $0.2 million to the review, our participation will be as an observer and we will not direct any activity of the review group.

In January 2012, we signed a Memorandum of Understanding (MOU) with the BPA agreeing to explore the potential for MSTI to accommodate its needs. The MOU provides that by July 31, 2012, the parties will seek to complete economic and engineering viability studies and a capacity and cost allocation methodology that considers other partners in the line and treatment for unsubscribed capacity and cost. The outcome of these studies will provide information necessary for BPA and us to determine whether or not to consider future agreements for participation in MSTI.

Collector Project

The Collector Project would consist of up to five new transmission lines in Montana to connect new generation, primarily wind farms, with our existing transmission system and to the proposed MSTI line. All of the new proposed wind generation that would be served by the Collector Project would be located in Montana. As of December 31, 2011, we have not capitalized any costs associated with this project. The timing of the Collector Project will coincide with the construction of MSTI with an estimated total cost of approximately $200 million. We would not begin work on this project unless firm commitments are obtained from transmission customers.

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

OVERALL CONSOLIDATED RESULTS

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

	Year Ended December 31,
	2011	2010	Change	% Change
	(in millions)
Operating Revenues
Electric	$797.5	$790.7	$6.8	0.9%
Natural Gas	318.3	318.7	(0.4)	(0.1)
Other	1.5	1.3	0.2	15.4
	$1,117.3	$1,110.7	$6.6	0.6%

	Year Ended December 31,
	2011	2010	Change	% Change
	(in millions)
Cost of Sales
Electric	$327.1	$356.3	$(29.2)	(8.2)%
Natural Gas	167.4	174.8	(7.4)	(4.2)
	$494.5	$531.1	$(36.6)	(6.9)%

	Year Ended December 31,
	2011	2010	Change	% Change
	(in millions)
Gross Margin
Electric	$470.4	$434.4	$36.0	8.3%
Natural Gas	150.9	143.9	7.0	4.9
Other	1.4	1.3	0.1	7.7
	$622.7	$579.6	$43.1	7.4%

Consolidated gross margin in 2011 was $622.7 million, an increase of $43.1 million, or 7.4%, from gross margin in 2010. Primary components of this change include the following:

Gross Margin 2011 vs. 2010
(in millions)
DGGS interim rates	$27.0
Electric and natural gas retail volumes	10.0
Expiration of a power sales agreement	6.0
Operating expenses recovered in trackers	4.5
Montana electric rate increase	3.7
Gas production	1.5
Montana property tax tracker	(3.6)
Transmission capacity	(2.8)
Settlement received during 2010	(1.0)
Montana natural gas rate decrease	(1.0)
South Dakota wholesale electric	(0.7)
Other	(0.5)
Increase in Consolidated Gross Margin	$43.1

This $43.1 million increase in gross margin includes the following:

•	DGGS revenues (a portion of which may be subject to refund) based on our current estimate of final resolution of applicable rate proceedings as discussed above in the "Summary" section;

•	An increase in electric and natural gas retail volumes due primarily to warmer summer weather, and colder winter/spring weather;

•	The expiration in December 2010 of a power sales agreement related to Colstrip Unit 4;

•	Higher revenues for operating expenses recovered in trackers, primarily related to customer efficiency programs in Montana and environmental remediation costs in South Dakota;

•	An increase in Montana electric transmission and distribution rates implemented in July 2010; and

•	Gas production margin from the Battle Creek Field.

These increases were partly offset by the following:

•	A decrease in Montana property taxes included in a tracker as compared to the same period in 2010;

•	Lower transmission capacity revenues due to a combination of hydro conditions and other factors that decreased demand;

•	A settlement to recover previously incurred reclamation costs associated with the coal supply at Colstrip, which reduced cost of sales during the second quarter of 2010;

•	A decrease in Montana natural gas transmission and distribution rates implemented in January 2011; and

•	Lower wholesale electric sales in South Dakota from lower plant utilization due to market conditions and scheduled maintenance.

	Year Ended December 31,
	2011	2010	Change	% Change
	(in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$267.2	$237.0	$30.2	12.7%
Property and other taxes	89.1	88.2	0.9	1.0
Depreciation	100.9	91.8	9.1	9.9
	$457.2	$417.0	$40.2	9.6%

Consolidated operating, general and administrative expenses were $267.2 million in 2011 as compared to $237.0 million in 2010. Primary components of this change include the following:

Operating, General, & Administrative Expenses 2011 vs. 2010
(in millions)
Insurance settlements and recoveries	$8.8
Labor	5.4
Operating expenses recovered in trackers	4.5
Plant operator costs	4.0
DGGS operating costs	3.9
Nonemployee directors deferred compensation	1.1
Bad debt expense	1.0
Gas production	0.8
Abandoned gas transmission project	0.8
Other	(0.1)
Increase in Operating, General & Administrative Expenses	$30.2

This $30.2 million increase was primarily due to the following:

•
Insurance settlements and recoveries increased expenses by $8.8 million. Our 2010 expenses were reduced by insurance recoveries and favorable settlements totaling approximately $6.5 million, while 2011 results include an increase of $2.3 million due to a dispute settlement with a former employee;

•	Increased labor costs due primarily to compensation increases and a larger number of employees, offset in part by more time spent on capital projects, which reduces expense;

•
Higher operating expenses primarily related to costs incurred for customer efficiency programs in Montana and environmental remediation costs in South Dakota, which are recovered from customers through trackers and have no impact on operating income;

•	Higher plant operator costs primarily at Colstrip Unit 4 and Big Stone due to scheduled maintenance;

•	The operations of DGGS in 2011;

•
Non-employee directors deferred compensation increased, primarily due to the increase in our stock price during the year. Directors may defer their board fees into deferred shares held in a rabbi trust. If the market value of our stock goes up, deferred compensation expense increases; however, we account for the deferred shares as trading securities and their increase in value is reflected in other income with no impact on net income;

•	Higher bad debt expense based on slower collections from customers;

•	The full period effect of operations of the Battle Creek Field; and

•	The write-off of an abandoned gas transmission project due to the pursuit of a more cost effective solution.

Property and other taxes were $89.1 million in 2011 as compared with $88.2 million in 2010. This increase was due primarily to plant additions, including approximately $3.7 million due to the addition of DGGS, partially offset by lower assessed property valuations in Montana.

Depreciation expense was $100.9 million in 2011 as compared with $91.8 million in 2010. This increase was primarily due to plant additions, including DGGS.

Consolidated operating income in 2011 was $165.5 million, as compared with $162.6 million in 2010. This increase was primarily due to an increase in gross margin offset in part by higher operating expenses as discussed above.

Consolidated interest expense in 2011 was $66.9 million, an increase of $1.1 million, or 1.7%, from 2010. This increase was primarily due to lower capitalization of AFUDC as DGGS began operating in January 2011, offset in part by lower rates on debt outstanding.

Consolidated other income in 2011 was $3.9 million, as compared with $6.3 million in 2010. This decrease was primarily due to lower capitalization of AFUDC as DGGS began operating in January 2011, offset in part by a $1.1 million gain on deferred shares held in trust for non-employee directors deferred compensation discussed above.

Consolidated income tax expense in 2011 was $10.1 million as compared with $25.8 million in 2010. Our effective tax rate was 9.8% for 2011 and 25.0% for 2010. The following table summarizes the significant differences from the Federal statutory rate, which resulted in reduced income tax expense:

	Year Ended December 31,
	(in millions)
	2011	2010
Income Before Income Taxes	$102.6	$103.1

Income tax calculated at 35% Federal statutory rate	(35.9)	(36.1)

Permanent or flow through adjustments:
Flow-through repairs deductions	13.4	9.7
Flow-through of state bonus depreciation deduction	7.6	2.3
Recognition of state NOL benefit	2.4	—
Prior year permanent return to accrual adjustments	3.9	(0.3)
State income tax & other, net	(1.5)	(1.4)
	$25.8	$10.3

Income tax expense	$(10.1)	$(25.8)

Our effective tax rate differs from the federal tax rate of 35% primarily due to repairs and state tax bonus depreciation deductions. The regulatory accounting treatment of these deductions requires immediate income recognition for temporary tax differences of this type, which is referred to as the flow-through method. When the flow-through method of accounting for temporary differences is reflected in regulated revenues we record deferred income taxes and establish related regulatory assets and liabilities. We recognized federal repairs related tax benefits of $13.4 million and $9.7 million for 2011 and 2010, respectively.

We recognized a state tax bonus depreciation related benefit of $7.6 million for 2011, related to DGGS and other qualifying additions. Based on guidance issued by the Internal Revenue Service (IRS), we believe DGGS qualifies for a 50% bonus depreciation deduction in 2011. By comparison, we recognized a state tax bonus depreciation related benefit of $2.3 million in the fourth quarter of 2010, after the Small Business Jobs Act of 2010 was signed into law. This act provides a bonus depreciation deduction ranging from 50%-100% for qualified property acquired or constructed and placed into service during 2010 through 2012. We expect to recognize additional bonus depreciation related benefits through 2012, however we expect these benefits to be less than amounts recognized in 2011.

In addition, we maintain a valuation allowance against certain state net operating loss (NOL) carryforwards based on our forecast of taxable income and our estimate that a portion of these NOL carryforwards will more likely than not expire before we can use them. During the first six months of 2011, we recognized a $2.4 million favorable state NOL carryforward utilization benefit due to 2010 taxable income being higher than our original estimate.

During 2011, we replaced the fixed asset module of our existing financial system with a new fixed asset software system commonly used in the utility industry and are in process of implementing the income tax module of this software to gain more utility specific functionality. This software is specialized to the utility industry and provides us a more integrated process of reconciling our temporary and permanent tax differences to our financial statements. We expect to complete the implementation of the income tax module during 2012. During the fourth quarter of 2011, we determined the calculation of certain differences associated primarily with plant-related basis differences had been overstated and therefore recognized a cumulative tax benefit adjustment of approximately $3.9 million. The adjustment related to prior periods and is not material to previously issued or current period financial statements.

The IRS issued guidance during the third quarter of 2011 providing a safe harbor method for determining the tax treatment of repairs costs for electric transmission and distribution property. We are evaluating whether or not we want to elect the safe harbor method, which may result in a change in related repairs deductions and unrecognized tax benefits. We expect to complete our evaluation by the third quarter of 2012.

While we reflect an income tax provision in our Financial Statements, we expect our cash payments for income taxes will be minimal through at least 2015, based on our projected taxable income and anticipated use of consolidated NOL carryforwards.
Consolidated net income in 2011 was $92.6 million as compared with $77.4 million in 2010. This increase was primarily due to lower income tax expense and higher operating income offset in part by higher interest expense and lower other income as discussed above.

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

Consolidated gross margin in 2010 was $579.6 million, an increase of $11.4 million, or 2.0%, from gross margin in 2009. Primary components of this change included the following:

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

Consolidated operating, general and administrative expenses were $237.0 million in 2010 as compared to $245.6 million in 2009. Primary components of this change included the following:

Operating, General, & Administrative Expenses 2010 vs. 2009
(in millions)
Insurance expense	$(6.0)
Postretirement health care	(4.0)
Jointly owned plant operations	(2.3)
Legal and professional fees	(0.9)
Pension	(0.7)
Labor	(0.6)
Insurance recoveries and settlements	(0.3)
Bad debt expense	(0.3)
Operating and maintenance	6.5
Operating expenses recovered in supply trackers	0.5
Other	(0.5)
Decrease in Operating, General & Administrative Expenses	$(8.6)

This $8.6 million decrease was primarily due to the following:

•	Lower insurance expense due to fewer claims incurred in 2010 as compared with the prior year and a favorable arbitration decision in the first quarter of 2010;

•	Lower postretirement health care costs due to a plan amendment during the fourth quarter of 2009;

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

These decreases were offset in part by:

•
Increased operating and maintenance costs primarily due to tree trimming and proactive line maintenance. We increased these activities during 2010 as part of our commitment to maintain high level reliability and improve system performance; and

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

Consolidated other income in 2010 was $6.3 million, as compared with $2.5 million in 2009. The increase in other income was primarily due to an increase of $5.0 million of capitalized equity portion of AFUDC related to the MCGS, partially offset by lower interest income.

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

ELECTRIC MARGIN

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

	Results
	2011	2010	Change	% Change
	(in millions)
Retail revenue	$729.7	$663.3	$66.4	10.0%
Transmission	44.1	47.0	(2.9)	(6.2)
Wholesale	1.9	45.0	(43.1)	(95.8)
Regulatory Amortization and Other	21.8	35.4	(13.6)	(38.4)
Total Revenues	797.5	790.7	6.8	0.9
Total Cost of Sales	327.1	356.3	(29.2)	(8.2)%
Gross Margin	$470.4	$434.4	$36.0	8.3%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2011	2010	2011	2010	2011	2010
	(in thousands)
Retail Electric
Montana	$250,988	$223,813	2,394	2,323	272,131	270,536
South Dakota	46,869	44,896	565	555	48,685	48,479
Residential	297,857	268,709	2,959	2,878	320,816	319,015
Montana	302,591	274,017	3,197	3,149	61,571	61,003
South Dakota	65,614	63,508	919	920	11,946	11,796
Commercial	368,205	337,525	4,116	4,069	73,517	72,799
Industrial	37,378	32,927	2,833	2,746	72	71
Other	26,298	24,124	170	163	5,875	5,874
Total Retail Electric	$729,738	$663,285	10,078	9,856	400,280	397,759
Wholesale Electric
Montana	$—	$40,486	—	788	N/A	N/A
South Dakota	1,928	4,503	106	220	N/A	N/A
Total Wholesale Electric	$1,928	$44,989	106	1,008	—	—

	Degree Days			2011 as compared with:
Cooling Degree-Days	2011	2010	Historic Average	2010	Historic Average
Montana	328	221	302	48% warmer	9% warmer
South Dakota	862	832	746	4% warmer	16% warmer

	Degree Days			2011 as compared with:
Heating Degree-Days	2011	2010	Historic Average	2010	Historic Average
Montana	8,094	8,004	8,041	1% colder	1% colder
South Dakota	8,074	7,727	7,717	4% colder	5% colder

The following summarizes the components of the changes in electric margin for the years ended December 31, 2011 and 2010:

Gross Margin 2011 vs. 2010
(in millions)
DGGS interim rates	$27.0
Retail volumes	6.5
Expiration of a power sales agreement	6.0
Montana electric rate increase	3.7
Operating expenses recovered in supply trackers	1.1
Montana property tax tracker	(2.8)
Transmission capacity	(2.8)
Reclamation settlement received during 2010	(1.0)
South Dakota wholesale	(0.7)
Other	(1.0)
Increase in Gross Margin	$36.0

The improvement in margin is primarily due to:

•	DGGS interim rates, as discussed above;

•	An increase in retail volumes due primarily to warmer summer weather and, to a lesser extent, customer growth;

•	The expiration in December 2010 of a power sales agreement related to Colstrip Unit 4;

•	An increase in Montana electric transmission and distribution rates implemented in July 2010; and

•	Higher revenues for operating expenses recovered in supply trackers, primarily related to customer efficiency programs in Montana.

These increases were partly offset by the following:

•	A decrease in Montana property taxes included in a tracker as compared to the same period in 2010;

•	Lower transmission capacity revenues due to a combination of hydro conditions and other factors that decreased demand;

•	A settlement to recover previously incurred reclamation costs associated with the coal supply at Colstrip, which reduced cost of sales during the second quarter of 2010; and

•	Lower wholesale electric sales in South Dakota from lower plant utilization due to market conditions and scheduled maintenance.

Demand for transmission capacity can fluctuate substantially from year to year based on weather and market conditions in states in the South and West. For example, increased availability of local natural gas fired generation due to low natural gas prices and increased generation in the Pacific Northwest due to favorable hydro conditions may make it more economically viable to utilize local generation rather than transmit electricity from Montana over our transmission lines.

The decrease in regulatory amortization is primarily due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers.

Retail volumes increased from warmer weather and customer growth. Wholesale volumes decreased in South Dakota from lower plant utilization due to market conditions and scheduled maintenance. We no longer have Montana wholesale volumes due to the expiration of a wholesale supply contract associated with Colstrip. Beginning January 1, 2011 these volumes are used to supply our retail demand.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

	Results
	2010	2009	Change	% Change
	(in millions)
Retail revenue	$663.3	$660.7	$2.6	0.4%
Transmission	47.0	45.5	1.5	3.3
Wholesale	45.0	43.9	1.1	2.5
Regulatory Amortization and Other	35.4	32.2	3.2	9.9
Total Revenues	790.7	782.3	8.4	1.1
Total Cost of Sales	356.3	356.7	(0.4)	(0.1)
Gross Margin	$434.4	$425.6	$8.8	2.1%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2010	2009	2010	2009	2010	2009
	(in thousands)
Retail Electric
Montana	$223,813	$222,610	2,323	2,317	270,536	268,492
South Dakota	44,896	43,971	555	523	48,479	48,258
Residential	268,709	266,581	2,878	2,840	319,015	316,750
Montana	274,017	270,558	3,149	3,161	61,003	60,445
South Dakota	63,508	63,004	920	877	11,796	11,659
Commercial	337,525	333,562	4,069	4,038	72,799	72,104
Industrial	32,927	35,902	2,746	2,899	71	71
Other	24,124	24,697	163	181	5,874	5,943
Total Retail Electric	$663,285	$660,742	9,856	9,958	397,759	394,868
Wholesale Electric
Montana	$40,486	$38,263	788	642	N/A	N/A
South Dakota	4,503	5,653	220	217	N/A	N/A
Total Wholesale Electric	$44,989	$43,916	1,008	859	—	—

	Degree Days			2010 as compared with:
Cooling Degree-Days	2010	2009	Historic Average	2009	Historic Average
Montana	221	306	302	28% colder	27% colder
South Dakota	832	468	744	78% warmer	12% warmer

	Degree Days			2010 as compared with:
Heating Degree-Days	2010	2009	Historic Average	2009	Historic Average
Montana	8,004	8,053	8,043	1% warmer	Remained flat
South Dakota	7,727	8,105	7,863	5% warmer	2% warmer

The following summarizes the components of the changes in electric margin for the years ended December 31, 2010 and 2009:

Gross Margin 2010 vs. 2009
(in millions)
Montana property tax tracker	$4.1
Montana electric interim rate increase	2.8
DSM lost revenues	1.7
Transmission capacity	1.5
Retail volumes	1.5
Reclamation settlement	1.0
Operating expenses recovered in supply trackers	0.5
QF supply costs	(3.6)
South Dakota wholesale	(1.2)
Other	0.5
Increase in Gross Margin	$8.8

The improvement in margin and the change in volumes are primarily due to:

•	An increase in Montana property taxes included in a tracker as compared with 2009.

•	An approved increase in Montana transmission and distribution rates, allowing us to keep a portion of an interim rate increase we implemented in July 2010;

•	An increase in DSM lost revenues recovered through our supply tracker related to efficiency measures implemented by customers;

•	An increase in transmission capacity revenues due to higher demand to transmit energy for others across our lines;

•	An increase in South Dakota retail volumes due to warmer summer weather, offset in part by reduced industrial and commercial demand in Montana relating to the weak economic climate;

•	Decreased cost of sales due to a settlement to recover previously incurred reclamation costs associated with the coal supply at Colstrip; and

•	Higher revenues for operating expenses recovered from customers through the supply trackers, primarily related to customer efficiency programs.

These increases were offset in part by:

•	Higher QF related supply costs due to higher prices and volumes; and

•	Lower average wholesale prices in South Dakota.

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

NATURAL GAS MARGIN

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

	Results
	2011	2010	Change	% Change
	(in millions)
Retail revenue	$274.8	$268.0	$6.8	2.5%
Wholesale and other	43.5	50.7	(7.2)	(14.2)
Total Revenues	318.3	318.7	(0.4)	(0.1)
Total Cost of Sales	167.4	174.8	(7.4)	(4.2)
Gross Margin	$150.9	$143.9	$7.0	4.9%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2011	2010	2011	2010	2011	2010
	(in thousands)
Retail Gas
Montana	$124,001	$115,570	13,170	12,635	158,514	157,764
South Dakota	25,633	26,342	2,918	2,787	37,515	37,263
Nebraska	23,855	24,653	2,605	2,624	36,586	36,515
Residential	173,489	166,565	18,693	18,046	232,615	231,542
Montana	63,346	58,142	6,787	6,400	22,176	22,023
South Dakota	18,591	22,175	2,665	3,044	5,915	5,890
Nebraska	16,915	18,537	2,668	2,838	4,586	4,553
Commercial	98,852	98,854	12,120	12,282	32,677	32,466
Industrial	1,464	1,702	162	194	278	285
Other	1,044	871	126	109	147	146
Total Retail Gas	$274,849	$267,992	31,101	30,631	265,717	264,439

	Degree Days			2011 as compared with:
Heating Degree-Days	2011	2010	Historic Average	2010	Historic Average
Montana	8,094	8,004	8,041	1% colder	1% colder
South Dakota	8,074	7,727	7,717	4% colder	5% colder
Nebraska	6,493	6,412	6,375	1% colder	2% colder

The following summarizes the components of the changes in natural gas margin for the years ended December 31, 2011 and 2010:

Gross Margin 2011 vs. 2010
(in millions)
Retail volumes	$3.5
Operating expenses recovered in trackers	3.4
Gas production	1.5
Montana natural gas rate decrease	(1.0)
Montana property tax tracker	(0.8)
Other	0.4
Increase in Gross Margin	$7.0

This increase in margin and volumes was primarily due to increased retail volumes from colder winter and spring weather, higher revenues for operating expenses recovered in trackers related to customer efficiency programs in Montana and environmental remediation costs in South Dakota, and gas production margin from the Battle Creek Field. These increases were offset in part by a decrease in Montana natural gas rates and a decrease in Montana property taxes included in a tracker as compared to the same period in 2010.

Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

	Results
	2010	2009	Change	% Change
	(in millions)
Retail revenue	$268.0	$310.1	(42.1)	(13.6)%
Wholesale and other	50.7	44.4	6.3	14.2
Total Revenues	318.7	354.5	(35.8)	(10.1)
Total Cost of Sales	174.8	210.0	(35.2)	(16.8)%
Gross Margin	$143.9	$144.5	$(0.6)	(0.4)

	Revenues		Dekatherms (Dkt)		Customer Counts
	2010	2009	2010	2009	2010	2009
	(in thousands)
Retail Gas
Montana	$115,570	$132,586	12,635	13,291	157,764	156,714
South Dakota	26,342	32,462	2,787	2,925	37,263	36,815
Nebraska	24,653	28,531	2,624	2,674	36,515	36,458
Residential	166,565	193,579	18,046	18,890	231,542	229,987
Montana	58,142	66,516	6,400	6,733	22,023	21,929
South Dakota	22,175	26,567	3,044	3,315	5,890	5,837
Nebraska	18,537	20,760	2,838	2,903	4,553	4,504
Commercial	98,854	113,843	12,282	12,951	32,466	32,270
Industrial	1,702	1,650	194	170	285	295
Other	871	1,003	109	113	146	142
Total Retail Gas	$267,992	$310,075	30,631	32,124	264,439	262,694

	Degree Days			2010 as compared with:
Heating Degree-Days	2010	2009	Historic Average	2009	Historic Average
Montana	8,004	8,053	8,043	1% warmer	Remained flat
South Dakota	7,727	8,105	7,863	5% warmer	2% warmer
Nebraska	6,412	6,530	6,503	2% warmer	1% warmer

The following summarizes the components of the changes in regulated natural gas margin for the years ended December 31, 2010 and 2009:

Gross Margin 2010 vs. 2009
(in millions)
Montana property tax tracker	$0.9
Gas production	0.5
Retail volumes	(2.7)
Other	0.7
Decrease in Gross Margin	$(0.6)

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

LIQUIDITY AND CAPITAL RESOURCES

We require liquidity to support and grow our business, and use our liquidity for working capital needs, capital expenditures, investments in or acquisitions of assets, and to repay debt. We believe our cash flows from operations and existing borrowing capacity should be sufficient to fund our operations, service existing debt, pay dividends, and fund capital expenditures (excluding strategic growth opportunities). The amount of capital expenditures and dividends are subject to certain factors including the use of existing cash, cash equivalents and the receipt of cash from operations. In addition, a material change in operations or available financing could impact our current liquidity and ability to fund capital resource requirements, and we may defer a portion of our planned capital expenditures as necessary. To fund our strategic growth opportunities we intend to utilize available cash flow, debt capacity that would allow us to maintain investment grade ratings, and if necessary, additional equity financing. We anticipate the need for equity financing as we proceed further with supply, transmission or a combination of other strategic growth investment opportunities. We plan to maintain a 50 - 55% debt to total capital ratio excluding capital leases, and expect to continue targeting a long-term dividend payout ratio of 60 - 70% of net income; however, there can be no assurance that we will be able to meet these targets.

We issue debt securities to refinance retiring maturities, reduce short-term debt, fund construction programs and for other general corporate purposes. In 2011, we established a commercial paper program of up to $250 million, which is supported by our revolving credit facility, in order to further reduce short term borrowing costs. Short-term liquidity is provided by internal cash flows, the sale of commercial paper and use of our revolving credit facility. We utilize our short-term borrowings and / or revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. Short-term borrowings may also be used to temporarily fund utility capital requirements. As of December 31, 2011, our total net liquidity was approximately $136.0 million, including $5.9 million of cash and $130.1 million of revolving credit facility availability.

We closely monitor the financial institutions associated with our credit facility. A total of eight banks participate in our revolving credit facility, with no one bank providing more than 17% of the total availability. As of December 31, 2011, no bank has advised us of its intent to withdraw from the revolving credit facility or to not honor its obligations. Our revolving credit facility requires us to maintain a debt to capitalization ratio at or below 65%. At December 31, 2011, we were in compliance with this ratio. The revolving credit facility also contains default and related acceleration provisions related to default on other debt. The following table presents additional information about short term borrowings during the year ended December 31, 2011 (in millions):

2011
Amount outstanding as of December 31, 2011	$166.9
Daily average amount outstanding during 2011	$83.4
Maximum month-end balance during 2011	$166.9

As of February 10, 2012, our availability under our revolving credit facility was approximately $163.0 million.

Credit Ratings

Fitch Ratings (Fitch), Moody's Investors Service (Moody's) and Standard and Poor's Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies' assessment of our ability to pay interest and principal when due on our debt. As of February 10, 2012, our ratings with these agencies were as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A-	BBB+	N/A	Stable
Moody’s	A2	Baa1	Prime-2	Stable
S&P	A-	BBB	A-2	Stable

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and impacts our trade credit availability. A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Capital Requirements

Our capital expenditures program is subject to continuing review and modification. Actual utility construction expenditures may vary from estimates due to changes in electric and natural gas projected load growth, changing business operating conditions and other business factors. We anticipate funding capital expenditures through cash flows from operations, available credit sources, debt and equity issuances and future rate increases. Our estimated maintenance, DSIP and supply related capital expenditures for the next five years are as follows (in thousands):

Year	Maintenance	DSIP	Supply
2012	$153,800	$18,200	$153,800
2013	154,500	50,600	49,400
2014	146,200	50,600	33,400
2015	131,600	50,600	30,200
2016	131,000	50,600	—

Maintenance capital expenditures are for continuing projects to maintain and improve operations, including adding capacity in response to customer growth.

DSIP - We are currently projecting capital expenditures for infrastructure investment to be approximately $220.6 million over the next five years. The distribution infrastructure projections reflect our need to address aging infrastructure discussed above in the "Strategy" section.

Supply - Capital expenditures related to supply include wind generation, a 60 MW peaking facility in South Dakota, and environmental compliance costs at the Big Stone and Neal #4 plants. Pending regulatory approval, we expect our wind related capital expenditures associated with the Spion Kop agreement to be approximately $86 million in 2012. We began construction on a 60 MW peaking facility in South Dakota in 2011, and expect additional capital expenditures of approximately $44.4 million during 2012. Our current estimate of capital expenditures related to environmental compliance costs is approximately $137 million, including approximately $23.4 million in 2012.

Transmission - We have three significant transmission projects currently being contemplated as discussed above in the "Strategy" section, that are not included in the table above. The timing of and commitment to these proposed projects is solely at our discretion. Significant financial commitments will not be made until appropriate commercial assurances and regulatory approvals, as applicable, have been secured, thus limiting our risk to prudent levels.We currently estimate our share of the remaining costs of the Colstrip 500 kV upgrade to be approximately $46.6 million, with $0.8 million being spent in 2012. The MSTI project has an estimated cost of $1.0 billion with an anticipated completion date during 2017. Decisions whether to partner and/or resize the line due to demand would impact the ultimate capital expected from us. We currently estimate capital expenditures related to MSTI will be approximately $7.9 million in 2012. The capital requirements for the 230 kV collector system project are dependent upon the outcome of the open season in process that will determine the size of the project. Costs for this project are estimated to be approximately $200 million.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of December 31, 2011. See additional discussion in Note 18 – Commitments and Contingencies in the Notes to Consolidated Financial Statements.

	Total	2012	2013	2014	2015	2016	Thereafter
	(in thousands)
Long-term Debt	$908,841	$3,792	$—	$—	$—	$150,000	$755,049
Capital Leases	34,288	1,370	1,468	1,582	1,705	1,837	26,326
Short-term borrowings	166,934	166,934	—	—	—	—	—
Future minimum operating lease payments	3,671	1,951	1,021	451	181	67	—
Estimated Pension and Other Postretirement Obligations (1)	70,600	15,400	13,800	13,800	13,800	13,800	—
Qualifying Facilities (2) liability	1,268,683	67,111	69,816	72,354	74,135	75,945	909,322
Supply and Capacity Contracts (3)	1,808,338	299,842	263,701	191,259	116,855	117,625	819,056
Contractual interest payments on debt (4)	525,215	51,617	51,500	51,500	51,500	51,032	268,066
Total Commitments (5)	$4,786,570	$608,017	$401,306	$330,946	$258,176	$410,306	$2,777,819

____________________________

(1)
We have estimated cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. These estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.

(2)
Certain QFs require us to purchase minimum amounts of energy at prices ranging from $78 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $1.3 billion. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $1.0 billion.

(3)	We have entered into various purchase commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 20 years.

(4)	We have assumed an average interest rate of 0.4% on outstanding short-term borrowing amounts through maturity.

(5)	Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

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

As of December 31, 2011, we are under collected on our current Montana natural gas and electric trackers by approximately $14.7 million, as compared with an under collection of $14.1 million as of December 31, 2010, and an under collection of approximately $19.8 million as of December 31, 2009. This under collection is primarily due to the volatility of commodity prices.

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

The following table summarizes our consolidated cash flows for 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
Operating Activities
Net income	$92.6	$77.4	$73.4
Non-cash adjustments to net income	167.1	137.4	137.5
Changes in working capital	1.5	(1.8)	(40.3)
Other noncurrent assets and liabilities	(27.5)	5.9	(53.8)
	233.7	218.9	116.8
Investing Activities
Property, plant and equipment additions	(188.7)	(228.4)	(189.4)
Asset acquisition	—	(12.4)	—
Sale of assets	0.2	0.1	0.3
	(188.5)	(240.7)	(189.1)
Financing Activities
Net borrowing of debt	7.3	80.8	125.0
Dividends on common stock	(51.9)	(49.0)	(48.2)
Treasury stock activity	0.2	(0.2)	(0.7)
Other	(1.1)	(8.0)	(10.8)
	(45.5)	23.6	65.3
Net (Decrease) Increase in Cash and Cash Equivalents	$(0.3)	$1.9	$(7.0)
Cash and Cash Equivalents, beginning of period	$6.2	$4.3	$11.3
Cash and Cash Equivalents, end of period	$5.9	$6.2	$4.3

Cash Flows Provided By Operating Activities

As of December 31, 2011, our cash and cash equivalents were $5.9 million as compared with $6.2 million at December 31, 2010. Cash provided by operating activities totaled $233.7 million for the year ended December 31, 2011 as compared with $218.9 million during 2010. This increase in operating cash flows is primarily due to improvements in the timing of collection of costs included in our trackers, as well as higher net income adjusted for higher non-cash depreciation.

Our 2010 operating cash flows increased by approximately $102.1 million as compared with 2009. This increase in operating cash flows is primarily related to a decrease in contributions to our qualified pension plans of $82.9 million as compared with 2009. In addition, during 2009 we paid a lawsuit verdict of approximately $26.7 million and prepaid a power purchase agreement for $10.8 million. Partially offsetting these changes were increased cash outflows for natural gas storage injections during 2010 as compared to 2009.

Cash Flows Used In Investing Activities

Cash used in investing activities totaled $188.5 million during the year ended December 31, 2011, as compared with $240.7 million during 2010, and $189.0 million in 2009. During 2011, we invested $188.7 million in property, plant and equipment additions, which includes growth capital expenditures of approximately $17.1 million related to the South Dakota peaking facility and approximately $15.2 million related to DSIP. Property, plant and equipment additions during 2010 and 2009 were $228.4 million, and $189.4 million, respectively.

Cash Flows (Used In) Provided By Financing Activities

Cash used in financing activities totaled $(45.5) million during 2011, as compared with cash provided by financing activities of $23.6 million during 2010 and $65.3 million during 2009. During 2011 we had net borrowings of $7.3 million, paid dividends on common stock of $51.9 million and paid deferred financing costs of $1.1 million. During 2010 we had net borrowings of $80.8 million, paid dividends on common stock of $49.0 million and paid deferred financing costs of $8.0 million. During 2009, we had net borrowings of $125.0 million, paid dividends on common stock of $48.2 million and paid deferred financing costs of $10.8 million.

Financing Transactions - On February 8, 2011, we entered into a commercial paper program under which we may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $250 million to provide an additional financing source for our short-term liquidity needs. The maturities of the commercial paper issuances will vary, but may not exceed 270 days from the date of issue. Commercial paper issuances are supported by available capacity under our unsecured revolving line of credit.

On June 30, 2011, we amended and restated our unsecured revolving credit facility scheduled to expire on June 30, 2012. The amended facility extends the term to June 30, 2016, and increases the aggregate principal amount available under the facility by $50 million to $300 million. The facility also has an accordion feature that allows us to increase the size of the facility up to $350 million with the consent of the lenders. The amended facility does not amortize and borrowings will bear interest based on a credit ratings grid. The 'spread' or 'margin' ranges from 0.88% to 1.75% over the LIBOR. Based on our unsecured credit ratings on the closing date of the agreement, the applicable spread was 1.25%. A total of eight banks participate in the new facility, with no one bank providing more than 17% of the total availability. The amended facility contains covenants substantially similar to the previous facility.

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

Goodwill and Long-lived Assets

We assess the carrying value of our goodwill for impairment at least annually (October 1) and more frequently if indications of impairment exist. We calculate the fair value of our segments and reporting units by considering various factors, including valuation studies based primarily on a discounted cash flow methodology and published industry valuations and market data as supporting information. These calculations are dependent on subjective factors such as management’s estimate of future cash flows and the selection of appropriate discount and growth rates. These underlying assumptions and estimates are made as of a point in time; subsequent changes in these assumptions could result in a future impairment charge. We monitor for events or circumstances that may indicate an interim goodwill impairment test is necessary. Accounting standards require that if the fair value of a reporting unit is less than its carrying value including goodwill, an impairment charge for goodwill must be recognized in the financial statements. To measure the amount of an impairment loss, the implied fair value of the reporting unit's goodwill is compared with its carrying value. As of October 1, 2011, the fair values of our reporting units substantially exceeded carrying value, including goodwill.

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

Qualifying Facilities Liability

Our QF liability primarily consists of unrecoverable costs associated with three contracts covered under the Public Utility Regulatory Policies Act (PURPA). Under the terms of these contracts, we are required to purchase minimum amounts of energy at prices ranging from approximately $78 per MWH to approximately $136 per MWH through 2029. As of December 31, 2011, our estimated gross contractual obligation related to the QFs is approximately $1.3 billion. A portion of the costs incurred to purchase this energy is recoverable though rates authorized by the MPSC, totaling approximately $1.0 billion through 2029. We maintain a liability based on the net present value (discounted at 7.75%) of the difference between our estimated obligations under the QFs and the related amounts recoverable in rates.

The liability was established based on certain assumptions and projections over the contract terms related to pricing, estimated output and recoverable amounts. The estimated capacity factors for each QF are key assumptions and are primarily based on historical actual capacity factors. Since the liability is based on projections over the next eighteen years; actual QF output, changes in pricing, contract amendments and regulatory decisions relating to QFs could significantly impact the liability and our results of operations in any given year.

In assessing the liability each reporting period, we compare our assumptions to actual results and make adjustments as necessary for that period.

One of the QF contracts contains variable pricing terms which expose us to price escalation risks. The estimated annual escalation rate for this QF contract is a key assumption and is based on a combination of historical actual results and market data available for future projections. In estimating our QF liability, we have estimated an annual escalation rate of 1.9% over the full term of this contract (through June 2024), which is based on actual historic average escalation. The escalation rate can change significantly on an annual basis, which could significantly impact the liability and our results of operations in any given year. We are currently in litigation with this QF disputing various aspects of the contract, including historic pricing and the determination of the annual escalation factor, and we cannot predict the outcome of this litigation. We will continue to assess the status of the litigation and do not anticipate changing our assumptions until we can determine a probable outcome. See Note 18 – Commitments and Contingencies to the Consolidated Financial Statements for further discussion of this litigation.

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

While we believe that our assumptions regarding future regulatory actions are reasonable, different assumptions could materially affect our results. See Note 15 – Regulatory Assets and Liabilities to the Consolidated Financial Statements for further discussion.

Pension and Postretirement Benefit Plans

We sponsor and/or contribute to pension, postretirement health care and life insurance benefits for eligible employees. Our reported costs of providing pension and other postretirement benefits, as described in Note 13 - Employee Benefit Plans to the Consolidated Financial Statements, are dependent upon numerous factors including the provisions of the plans, changing employee demographics, rate of return on plan assets and other economic conditions, and various actuarial calculations, assumptions, and accounting mechanisms. As a result of these factors, significant portions of pension and other postretirement benefit costs recorded in any period do not reflect (and are generally greater than) the actual benefits provided to plan participants. Due to the complexity of these calculations, the long-term nature of the obligations, and the importance of the assumptions utilized, the determination of these costs is considered a critical accounting estimate.

Assumptions

Key actuarial assumptions utilized in determining these costs include:

•	Discount rates used in determining the future benefit obligations;

•	Expected long-term rate of return on plan assets; and

•	Rate of increase in future compensation levels.

We review these assumptions on an annual basis and adjust them as necessary. The assumptions are based upon market interest rates, past experience and management's best estimate of future economic conditions.

We set the discount rate using a yield curve analysis, which projects benefit cash flows into the future and then discounts those cash flows to the measurement date using a yield curve. This is done by constructing a hypothetical bond portfolio whose cash flow from coupons and maturities matches the year-by-year, projected benefit cash flow from our plans. Based on this analysis, in 2011 we reduced our discount rate on the NorthWestern Corporation pension plan from 5.00% to 4.40% and on the NorthWestern Energy pension plan from 5.25% to 4.55%.

In determining the expected long-term rate of return on plan assets, we review historical returns, the future expectations for returns for each asset class weighted by the target asset allocation of the pension and postretirement portfolios, and long-term inflation assumptions. During 2011, we maintained a target asset allocation of 50% equity securities, and 50% fixed-income securities. Considering this information and future expectations for asset returns, we reduced our expected long-term rate of return on assets assumption from 7.25% to 7.00% for 2012.

Cost Sensitivity

The following table reflects the sensitivity of pension costs to changes in certain actuarial assumptions (in thousands):

Actuarial Assumption	Change in Assumption	Impact on Pension Cost	Impact on Projected Benefit Obligation
Discount rate	0.25%	$(1,207)	$(16,563)
	(0.25)	1,306	17,092
Rate of return on plan assets	0.25	(1,050)	N/A
	(0.25)	1,050	N/A

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

Income Taxes

Judgment and the use of estimates are required in developing the provision for income taxes and reporting of tax-related assets and liabilities. Deferred income tax assets and liabilities represent the future effects on income taxes from temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The probability of realizing deferred tax assets is based on forecasts of future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. We establish a valuation allowance when it is more likely than not that all, or a portion of, a deferred tax asset will not be realized. Exposures exist related to various tax filing positions, which may require an extended period of time to resolve and may result in income tax adjustments by taxing authorities. We have reduced deferred tax assets or established liabilities based on our best estimate of future probable adjustments related to these exposures. On a quarterly basis, we evaluate exposures in light of any additional information and make adjustments as necessary to reflect the best estimate of the future outcomes. We currently estimate that as of December 31, 2011, we have approximately $457 million of consolidated NOLs to offset federal taxable income in future years. We believe our deferred tax assets and established liabilities are appropriate for estimated exposures; however, actual results may differ significantly from these estimates.

The interpretation of tax laws involves uncertainty. Ultimate resolution of income tax matters may result in favorable or unfavorable impacts to net income and cash flows and adjustments to tax-related assets and liabilities could be material. The uncertainty and judgment involved in the determination and filing of income taxes is accounted for by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We have unrecognized tax benefits of approximately $131.9 million as of December 31, 2011. The resolution of tax matters in a particular future period could have a material impact on our cash flows, results of operations and provision for income taxes.

NEW ACCOUNTING STANDARDS

See Note 2, Significant Accounting Policies to the Consolidated Financial Statements, included in Item 8 herein for a discussion of new accounting standards.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the LIBOR plus a credit spread, ranging from 0.88% to 1.75% over LIBOR. To more cost effectively meet short-term cash requirements, we established a program where we may issue commercial paper; which is supported by our revolving credit facility. Since commercial paper terms are short-term, we are subject to interest rate risk. As of December 31, 2011, we had approximately $166.9 million of commercial paper outstanding and no borrowings on our revolving credit facility. A 1% increase in interest rates would increase our annual interest expense by approximately $1.7 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial information, including the reports of independent registered public accounting firm, the quarterly financial information, and the financial statement schedules, required by this Item 8 is set forth on pages F-1 to F-48 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

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

We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our principal executive officer and principal financial officer have concluded that, as of December 31, 2011, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During 2011, we replaced the fixed asset module of our existing financial system with a new fixed asset software system commonly used in the utility industry and are in process of implementing the income tax module of this software to gain more utility specific functionality. The system changes are not being made in response to any material weakness in our internal controls. This software is specialized to the utility industry and provides us a more integrated process of reconciling our temporary and permanent tax differences to our financial statements. We expect to complete the implementation of the income tax module during 2012. This implementation has resulted in certain changes to business processes and internal controls impacting financial reporting. We have taken steps to monitor and maintain appropriate internal control over financial reporting during this period of system change and will continue to evaluate the operating effectiveness of related controls during subsequent periods.

Management's Report on Internal Control over Financial Reporting

The management of NorthWestern is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Therefore, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. Their report appears on page F-3.

ITEM 9B.  OTHER INFORMATION

Not applicable.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and corporate governance will be set forth in NorthWestern Corporation's Proxy Statement for its 2012 Annual Meeting of Shareholders, which is incorporated by reference. Information with respect to our Executive Officers is included in Item 1 to this report.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item will be set forth in NorthWestern Corporation's Proxy Statement for its 2012 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this item will be set forth in NorthWestern Corporation's Proxy Statement for its 2012 Annual Meeting of Shareholders, which is incorporated by reference. Information with respect to issuance under equity compensation plans is included in Part II, Item 5 to this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning relationships and related transactions of the directors and officers of NorthWestern Corporation and director independence will be set forth in NorthWestern Corporation's Proxy Statement for its 2012 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning fees paid to the principal accountant for each of the last two years is contained in NorthWestern Corporation's Proxy Statement for its 2012 Annual Meeting of Shareholders, which is incorporated by reference.

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements.

The following items are included in Part II, Item 8 of this annual report on Form 10-K:

FINANCIAL STATEMENTS:

(2)	Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts	F-49

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

3.2
Amended and Restated By-Laws of NorthWestern Corporation, dated October 31, 2011 (incorporated by reference to Exhibit 3.1 of NorthWestern Corporation's Current Report on Form 8-K, dated October 31, 2011, Commission File No. 1-10499).

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

10.1(c) †
Form of NorthWestern Corporation Long-Term Performance Incentive Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated February 12, 2010, Commission File No. 1-10499).

10.1(d) †
NorthWestern Corporation 2005 Deferred Compensation Plan for Non-Employee Directors, as amended April 21, 2010 (incorporated by reference to Exhibit 10.3 of NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Commission File No. 1-10499).

10.1(e) †
NorthWestern Corporation 2009 Officers Deferred Compensation Plan, as amended April 21, 2010 (incorporated by reference to Exhibit 10.4 of NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Commission File No. 1-10499).

10.1(f) †
NorthWestern Energy 2011 Annual Incentive Plan (incorporated by reference to Exhibit 99.01 of NorthWestern Corporation's Current Report on Form 8-K, dated February 10, 2011, Commission File No. 1-10499).

10.1(g) †
Form of NorthWestern Corporation Long-Term Performance Incentive Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.02 of NorthWestern Corporation's Current Report on Form 8-K, dated February 10, 2011, Commission File No. 1-10499).

10.1(h) †
NorthWestern Corporation 2005 Long-Term Incentive Plan, as amended April 8, 2011 (incorporated by reference to Exhibit 10.4 of NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, Commission File No. 1-10499).

10.1(i) †
NorthWestern Energy 2012 Annual Incentive Plan (incorporated by reference to Exhibit 99.01 of NorthWestern Corporation's Current Report on Form 8-K, dated December 5, 2011, Commission File No. 1-10499).

10.1(j) †
Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.02 of NorthWestern Corporation's Current Report on Form 8-K, dated December 5, 2011, Commission File No. 1-10499).

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

10.2(g)
Purchase Agreement, dated September 30, 2009, among NorthWestern Corporation and the initial purchasers named therein (incorporated by reference to Exhibit 10.2 of NorthWestern Corporation's Annual Report on Form 10-K, dated December 31, 2009, Commission File No. 1-10499).

10.2(h)
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

10.2(k)
Amended and Restated Credit Agreement, dated June 30, 2011, among NorthWestern Corporation, as borrower, the several banks and other financial institutions or entities from time to time parties to the agreement, as lenders, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities L.L.C. as joint lead arrangers; JPMorgan Chase Bank, N.A., as syndication agent; Keybank National Association, Union Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, Commission File No. 1-10499).

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

NORTHWESTERN CORPORATION

February 16, 2012	By:	/s/ ROBERT C. ROWE
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

Signature	Title	Date

/s/ E. LINN DRAPER, JR.	Chairman of the Board	February 16, 2012
E. Linn Draper, Jr.

/s/ ROBERT C. ROWE	President, Chief Executive Officer and Director	February 16, 2012
Robert C. Rowe	(Principal Executive Officer)

/s/ BRIAN B. BIRD	Vice President, Chief Financial Officer and Treasurer	February 16, 2012
Brian B. Bird	(Principal Financial Officer)

/s/ KENDALL G. KLIEWER	Vice President and Controller	February 16, 2012
Kendall G. Kliewer	(Principal Accounting Officer)

/s/ STEPHEN P. ADIK	Director	February 16, 2012
Stephen P. Adik

/s/ DOROTHY M. BRADLEY	Director	February 16, 2012
Dorothy M. Bradley

/s/ DANA J. DYKHOUSE	Director	February 16, 2012
Dana J. Dykhouse

/s/ JULIA L. JOHNSON	Director	February 16, 2012
Julia L. Johnson

/s/ PHILIP L. MASLOWE	Director	February 16, 2012
Philip L. Maslowe

/s/ DENTON LOUIS PEOPLES	Director	February 16, 2012
Denton Louis Peoples

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of NorthWestern Corporation:
We have audited the accompanying consolidated balance sheets of NorthWestern Corporation and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, common shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2012, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of NorthWestern Corporation:

We have audited the internal control over financial reporting of NorthWestern Corporation and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011 of the Company, and our report dated February 15, 2012, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 15, 2012

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues
Electric	$797,562	$790,701	$781,186
Gas	318,335	318,735	353,977
Other	1,419	1,284	6,747
Total Revenues	1,117,316	1,110,720	1,141,910
Operating Expenses
Cost of sales	494,559	531,089	573,686
Operating, general and administrative	267,160	237,047	245,618
Property and other taxes	89,122	88,198	79,582
Depreciation	100,926	91,769	89,039
Total Operating Expenses	951,767	948,103	987,925
Operating Income	165,549	162,617	153,985
Interest Expense	(66,859)	(65,826)	(67,760)
Other Income	3,931	6,345	2,499
Income Before Income Taxes	102,621	103,136	88,724
Income Tax Expense	(10,065)	(25,760)	(15,304)
Net Income	$92,556	$77,376	$73,420
Average Common Shares Outstanding	36,258	36,190	36,091
Basic Earnings per Average Common Share	$2.55	$2.14	$2.03
Diluted Earnings per Average Common Share	$2.53	$2.14	$2.02
Dividends Declared per Average Common Share	$1.44	$1.36	$1.34

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net Income	$92,556	$77,376	$73,420
Items not affecting cash:
Depreciation	100,926	91,769	89,039
Amortization of debt issue costs, discount and deferred hedge gain	1,032	1,827	2,168
Amortization of nonvested shares	2,133	1,622	1,627
Equity portion of allowance for funds used during construction	(1,877)	(6,564)	(2,113)
Loss (gain) on disposition of assets	811	11	(287)
Deferred income taxes	64,065	48,783	47,014
Changes in current assets and liabilities:
Restricted cash	146	746	1,119
Accounts receivable	(3,847)	455	11,913
Inventories	(8,831)	(3,396)	23,436
Other current assets	(3,551)	8,155	(667)
Accounts payable	(1,928)	(12,766)	(9,224)
Accrued expenses	1,883	31,064	(48,396)
Regulatory assets	1,684	(13,575)	1,109
Regulatory liabilities	16,020	(12,449)	(19,601)
Other noncurrent assets	(30,048)	5,332	(3,928)
Other noncurrent liabilities	2,583	530	(49,825)
Cash provided by operating activities	233,757	218,920	116,804
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(188,730)	(228,373)	(189,360)
Asset acquisition	—	(12,372)	—
Proceeds from sale of assets	209	69	326
Cash used in investing activities	(188,521)	(240,676)	(189,034)
FINANCING ACTIVITIES:
Dividends on common stock	(51,909)	(48,997)	(48,186)
Issuance of long term debt	—	225,000	304,833
Repayment of long-term debt	(6,589)	(231,152)	(137,800)
Line of credit borrowings	80,000	695,000	348,000
Line of credit repayments	(233,000)	(608,000)	(390,000)
Issuances of short-term borrowings, net	166,934	—	—
Treasury stock activity	153	(185)	(741)
Financing costs	(1,131)	(8,020)	(10,824)
Cash (used in) provided by financing activities	(45,542)	23,646	65,282
(Decrease) Increase in Cash and Cash Equivalents	(306)	1,890	(6,948)
Cash and Cash Equivalents, beginning of period	6,234	4,344	11,292
Cash and Cash Equivalents, end of period	$5,928	$6,234	$4,344

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$5,928	$6,234
Restricted cash	12,716	12,862
Accounts receivable, net	147,151	143,304
Inventories	59,532	50,701
Regulatory assets	48,900	59,993
Deferred income taxes	6,522	24,052
Other	9,450	5,908
Total current assets	290,199	303,054
Property, plant, and equipment, net	2,213,267	2,117,977
Goodwill	355,128	355,128
Regulatory assets	308,804	222,341
Other noncurrent assets	43,040	39,169
Total assets	$3,210,438	$3,037,669
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$1,370	$1,276
Current maturities of long-term debt	3,792	6,578
Short-term borrowings	166,934	—
Accounts payable	76,735	75,042
Accrued expenses	193,939	203,900
Regulatory liabilities	33,184	17,173
Total current liabilities	475,954	303,969
Long-term capital leases	32,918	34,288
Long-term debt	905,049	1,061,780
Deferred income taxes	282,406	232,709
Noncurrent regulatory liabilities	265,987	251,133
Other noncurrent liabilities	389,012	333,443
Total liabilities	2,351,326	2,217,322
Commitments and Contingencies (Note 18)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 39,840,838 and 36,278,206, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	398	398
Treasury stock at cost	(90,273)	(90,427)
Paid-in capital	816,700	813,878
Retained earnings	128,631	87,984
Accumulated other comprehensive income	3,656	8,514
Total shareholders' equity	859,112	820,347
Total liabilities and shareholders' equity	$3,210,438	$3,037,669

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(in thousands)

	Number of Common Shares	Number of Treasury Shares	Common Stock	Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2008	39,461	3,533	$395	$805,900	$(89,487)	$34,371	$12,354	$763,533

Net income	—	—	—	—	—	73,420	$—	73,420
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	296	296
Reclassification of net gains on derivative instruments from OCI to net income	—	—	—	—	—	—	(1,188)	(1,188)
Pension and postretirement medical liability adjustment, net of taxes of $1,088	—	—	—	—	—	—	(1,737)	(1,737)
Total comprehensive income								70,791
Treasury stock activity	—	30	—	—	(741)	—	—	(741)
Stock based compensation	106	—	—	1,627	—	—	—	1,627
Dividends on common stock	—	—	—	—	—	(48,186)	—	(48,186)
Balance at December 31, 2009	39,567	3,563	$395	$807,527	$(90,228)	$59,605	$9,725	$787,024

Net income	—	—	—	—	—	77,376	—	77,376
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	111	111
Reclassification of net gains on derivative instruments from OCI to net income	—	—	—	—	—	—	(1,188)	(1,188)
Pension and postretirement medical liability adjustment, net of taxes of $75	—	—	—	—	—	—	(134)	(134)
Total comprehensive income								76,165
Stock based compensation	232	14	3	6,336	(419)	—	—	5,920
Issuance of shares	—	(7)	—	15	220	—	—	235
Dividends on common stock	—	—	—	—	—	(48,997)	—	(48,997)
Balance at December 31, 2010	39,799	3,570	$398	$813,878	$(90,427)	$87,984	$8,514	$820,347

Net income	—	—	—	—	—	92,556	—	92,556
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	25	25
Reclassification of net gains on derivative instruments from OCI to net income, net of taxes of $458	—	—	—	—	—	—	(4,302)	(4,302)
Pension and postretirement medical liability adjustment, net of taxes of $155	—	—	—	—	—	—	(581)	(581)
Total comprehensive income								87,698
Stock based compensation	42	3	—	2,762	(93)	—	—	2,669
Issuance of shares	—	(10)	—	60	247	—	—	307
Dividends on common stock	—	—	—	—	—	(51,909)	—	(51,909)
Balance at December 31, 2011	39,841	3,563	$398	$816,700	$(90,273)	$128,631	$3,656	$859,112

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Nature of Operations and Basis of Consolidation

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and natural gas to approximately 668,300 customers in Montana, South Dakota and Nebraska. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 and have generated and distributed electricity and distributed natural gas in Montana since 2002.

The Consolidated Financial Statements for the periods included herein have been prepared by NorthWestern Corporation (NorthWestern, we or us), pursuant to the rules and regulations of the SEC. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying Consolidated Financial Statements include our accounts together with those of our wholly and majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated from the Consolidated Financial Statements. Events occurring subsequent to December 31, 2011, have been evaluated as to their potential impact to the Consolidated Financial Statements through the date of issuance.

Variable Interest Entities

A reporting company is required to consolidate a variable interest entity (VIE) as its primary beneficiary, which means it has a controlling financial interest, when it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. An entity is considered to be a VIE when its total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, or its equity investors, as a group, lack the characteristics of having a controlling financial interest. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance.

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain QF plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 MW coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per MWH (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $415.3 million through 2024. For further discussion of our gross QF liability, see Note 18 - Commitments and Contingencies. During the years ended December 31, 2011, 2010 and 2009 purchases from this QF were approximately $18.4 million, $21.5 million, and $20.1 million, respectively.

(2)           Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for such items as long-lived asset values and impairment charges, long-lived asset useful lives, tax provisions, asset retirement obligations, uncollectible accounts, our QF obligation, environmental costs, unbilled revenues and actuarially determined benefit costs. We revise the recorded estimates when we receive better information or when we can determine actual amounts. Those revisions can affect operating results.

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

Accounts Receivable, Net

Accounts receivable are net of allowances for uncollectible accounts of $2.9 million and $2.9 million at December 31, 2011 and December 31, 2010, respectively. Receivables include unbilled revenues of $71.1 million and $69.4 million at December 31, 2011 and December 31, 2010, respectively.

Inventories

Inventories are stated at average cost. Inventory consisted of the following (in thousands):

	December 31,
	2011	2010
Materials and supplies	$22,316	$20,496
Storage gas and fuel	37,216	30,205
	$59,532	$50,701

Regulation of Utility Operations

Our regulated operations are subject to the provisions of ASC 980, Regulated Operations (ASC 980). Regulated accounting is appropriate provided that (i) rates are established by or subject to approval by independent, third-party regulators, (ii) rates are designed to recover the specific enterprise's cost of service, and (iii) in view of demand for service, it is reasonable to assume that rates are set at levels that will recover costs and can be charged to and collected from customers.

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

AFUDC represents the cost of financing construction projects with borrowed funds and equity funds. While cash is not realized currently from such allowance, it is realized under the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense. The component of AFUDC attributable to borrowed funds is included as a reduction to interest expense, while the equity component is included in other income. We determine the rate used to compute AFUDC in accordance with a formula established by the FERC. This rate averaged 7.9%, 8.2%, and 8.4%, for Montana for 2011, 2010, and 2009 respectively, and 7.8%, 8.2%, and 8.5% for South Dakota for 2011, 2010, and 2009 respectively. AFUDC capitalized totaled $3.1 million for the year ended December 31, 2011, $11.0 million for the year ended December 31, 2010 and $3.2 million for the year ended December 31, 2009 for Montana and South Dakota combined.

We capitalize preliminary survey and investigation costs related to the determination of the feasibility of transmission or generation utility projects in other noncurrent assets. Upon commencement of construction, these costs are transferred to construction work in process, and upon completion, these costs will be transferred to utility plant in service. As of December 31, 2011 and 2010, we have capitalized preliminary survey and investigation costs of approximately $21.8 million and $19.0 million, respectively. Capitalized costs are charged to operating expense if the development of the project is no longer feasible.

We may require contributions in aid of construction from customers when we extend service. Amounts used from these contributions to fund capital additions were $2.0 million and $1.9 million for the years ended December 31, 2011 and 2010, respectively.

We record provisions for depreciation at amounts substantially equivalent to calculations made on a straight-line method by applying various rates based on useful lives of the various classes of properties (ranging from three to 40 years) determined from engineering studies. As a percentage of the depreciable utility plant at the beginning of the year, our provision for depreciation of utility plant was approximately 3.3%, 3.2%, and 3.2% for 2011, 2010, and 2009, respectively.

Depreciation rates include a provision for our share of the estimated costs to decommission three coal-fired generating plants at the end of the useful life of each plant. The annual provision for such costs is included in depreciation expense, while the accumulated provisions are included in noncurrent regulatory liabilities.

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Pension and other employee benefits	$113,371	$62,980
Future QF obligation, net	184,187	177,322
Environmental	30,127	29,583
Customer advances	41,020	43,788
Other	20,307	19,770
	$389,012	$333,443

Insurance Subsidiary

Risk Partners Assurance, Ltd (Risk Partners) is a wholly owned non-United States insurance subsidiary established in 2001 to insure a portion of our workers' compensation, general liability and automobile liability risks. New policies have not been underwritten through this subsidiary since 2004. Claims that were incurred during that time period continue to be paid and managed by Risk Partners. Reserve requirements are established based on actuarial projections of ultimate losses. Any losses estimated to be paid within one year from the balance sheet date are classified as accrued expenses, while losses expected to be payable in later periods are included in other long-term liabilities. Risk Partners has purchased reinsurance policies through a third-party reinsurance company to transfer a portion of the insurance risk. Restricted cash held by this subsidiary was $4.4 million and $5.5 million as of December 31, 2011 and 2010, respectively.

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

Accounting Standards Issued

In May 2011, the Financial Accounting Standards Board (FASB) issued accounting guidance related to fair value measurement, which amends current guidance to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The amendments generally represent clarification of how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset's highest and best use. The new guidance will be effective for us beginning January 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

In June 2011, the FASB issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income in financial statements eliminating the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued revised guidance deferring the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this guidance, which are to be applied retrospectively, are effective for us beginning January 1, 2012. This guidance concerns disclosure only and will not have a material effect on our consolidated financial statements.

In September 2011, the FASB issued new guidance for the testing of goodwill impairment. This guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test currently required by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The guidance is effective for annual and interim goodwill impairment tests performed for us beginning January 1, 2012. We are evaluating the impact that the adoption of this standard will have on accounting policies as they relate to goodwill impairment testing in future periods.

Accounting Standards Adopted

There have been no new accounting pronouncements or changes in accounting pronouncements adopted during the year ended December 31, 2011 that are of significance, or potential significance, to us.

Supplemental Cash Flow Information

	Year Ended December 31,
		(in thousands)
	2011	2010	2009
Cash (received) paid for
Income taxes	$(1,219)	$2,000	$3
Interest	52,328	42,589	39,473
Significant non-cash transactions:
Capital expenditures included in trade accounts payable	10,910	7,264	12,272

(3)           Property, Plant and Equipment

The following table presents the major classifications of our property, plant and equipment (in thousands):

	Estimated Useful Life	December 31,
		2011	2010
	(years)	(in thousands)
Land and improvements	49 – 105	$58,197	$56,390
Building and improvements	26 – 71	137,762	105,176
Transmission, distribution, and storage	10 – 79	2,225,704	2,138,163
Generation	26 – 46	415,042	426,192
Plant acquisition adjustment	34	204,754	204,754
Other	2 - 40	242,117	229,142
Construction work in process	–—	78,169	35,909
		3,361,745	3,195,726
Less accumulated depreciation		(1,148,478)	(1,077,749)
		$2,213,267	$2,117,977

The plant acquisition adjustment is related to the inclusion of our interest in Colstrip Unit 4 in rate base and represents the costs associated with the purchase of our previously leased interest. The acquisition adjustment is being amortized on a straight-line basis over the estimated remaining useful life. Plant and equipment under capital lease were $29.8 million and $31.9 million as of December 31, 2011 and December 31, 2010, respectively, which included $29.2 million and $31.1 million as of December 31, 2011 and 2010, respectively, related to a long-term power supply contract with the owners of a natural gas fired peaking plant, which has been accounted for as a capital lease.

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

Information relating to our ownership interest in these facilities is as follows (in thousands):

	Big Stone (SD)	Neal #4 (IA)	Coyote (ND)	Colstrip Unit 4 (MT)
December 31, 2011
Ownership percentages	23.4%	8.7%	10.0%	30.0%
Plant in service	$58,383	$29,991	$45,066	$287,462
Accumulated depreciation	39,246	23,046	29,740	59,586
December 31, 2010
Ownership percentages	23.4%	8.7%	10.0%	30.0%
Plant in service	$58,283	$29,897	$45,050	$284,770
Accumulated depreciation	40,201	22,443	30,114	54,402

(4)           Asset Retirement Obligations

We recognize a liability for the legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. We have identified asset retirement obligations (ARO), which are liabilities related to our electric and natural gas transmission and distribution assets that have been installed on easements over property not owned by us. The easements are generally perpetual and only require remediation action upon abandonment or cessation of use of the property for the specified purpose. The ARO liability is not estimable for such easements as we intend to utilize these properties indefinitely. In the event we decide to abandon or cease the use of a particular easement, an ARO liability would be recorded at that time.

Our regulated utility operations have, previously recognized removal costs of transmission and distribution assets as a component of depreciation in accordance with regulatory treatment. Generally, the accrual of future non-ARO removal obligations is not required. However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities. Accordingly, the recorded amounts of estimated future removal costs are considered regulatory liabilities. These amounts do not represent legal retirement obligations. As of December 31, 2011 and December 31, 2010, we have recognized accrued removal costs of $235.3 million and $222.1 million, respectively. In addition, for our generation properties, we have accrued non-ARO decommissioning costs since the generating units were first put into service in the amount of $15.9 million and $15.4 million as of December 31, 2011 and December 31, 2010, respectively, which are included in regulatory liabilities.

The liabilities associated with conditional AROs are adjusted on an ongoing basis due to the passage of new laws and regulations and revisions to either the timing or amount of estimates of undiscounted cash flows and estimates of cost escalation factors. Our conditional AROs are primarily related to Department of Transportation requirements to cut, purge and cap retired natural gas pipeline segments. We measure the liability at fair value when incurred and capitalize a corresponding amount as part of the book value of the related assets, which increases our property, plant and equipment and other noncurrent liabilities. The increase in the capitalized cost is included in determining depreciation expense over the estimated useful life of these assets. Since the fair value of the ARO is determined using a present value approach, accretion of the liability due to the passage of time is recognized each period and recorded as a regulatory asset until the settlement of the liability.

The following table presents the change in our gross conditional ARO (in thousands):

	December 31,
	2011	2010
Liability at January 1,	$7,181	$6,688
Accretion expense	493	518
Liabilities incurred	486	76
Liabilities settled	(1,970)	(35)
Revisions to cash flows	102	(66)
Liability at December 31,	$6,292	$7,181

(5)           Goodwill

Goodwill by segment is as follows (in thousands):

	December 31,
	2011	2010
Electric	$241,100	$241,100
Natural gas	114,028	114,028
	$355,128	$355,128

Goodwill is not amortized; rather, it is evaluated for impairment at least annually. We evaluated our goodwill during the fourth quarters of 2011 and 2010 and determined that it was not impaired.

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

Normal Purchases and Normal Sales

We have applied the normal purchase and normal sale scope exception (NPNS) to most of our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Consolidated Financial Statements at December 31, 2011 and 2010. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

The following table represents the fair value and location of derivative instruments subject to mark-to-market accounting (in thousands). For more information on the determination of fair value see Note 7 - Fair Value Measurements.

		December 31,
Mark-to-Market Transactions	Balance Sheet Location	2011	2010
Natural gas net derivative liability	Accrued Expenses	$20,312	$29,712

The following table represents the net change in fair value for these derivatives (in thousands):

	Unrealized gain (loss) recognized in Regulatory Assets
	December 31,
Derivatives Subject to Regulatory Deferral	2011	2010
Natural gas	$9,400	$(6,051)

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

The following table presents, as of December 31, 2011, the aggregate fair value of forward purchase contracts that do not qualify for NPNS that contain credit risk-related contingent features. If the credit risk-related contingent features underlying these agreements were triggered as of December 31, 2011, the collateral posting requirements would be as follows (in thousands):

Contracts with Contingent Feature	Fair Value Liability	Posted Collateral	Contingent Collateral
Credit rating	$8,790	$—	$8,790

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

Cash Flow Hedges	Amount of Gain Remaining in AOCI as of December 31, 2011	Location of Gain Reclassified from AOCI to Income	Amount of Gain Reclassified from AOCI into Income during the Year Ended December 31, 2011
Interest rate contracts	$8,087	Interest Expense	$1,188

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

December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
Restricted cash	$12,292	$—	$—	$—	$12,292
Rabbi trust investments	8,049	—	—	—	8,049
Derivative liability (1)	—	(20,312)	—	—	(20,312)
Total	$20,341	$(20,312)	$—	$—	$29

December 31, 2010
Restricted cash	$12,297	$—	$—	$—	$12,297
Rabbi trust investments	5,495	—	—	—	5,495
Derivative asset (1)	—	1,620	—	—	1,620
Derivative liability (1)	—	(31,332)	—	—	(31,332)
Net derivative position	—	(29,712)	—	—	(29,712)
Total	$17,792	$(29,712)	$—	$—	$(11,920)
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

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt (including current portion)	$908,841	$1,070,539	$1,068,358	$1,137,148

Short-term borrowings consist of commercial paper and is not included in the table above as carrying value approximates fair value. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies; however, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange.

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

(8)    Short-Term Borrowings

On February 8, 2011, we entered into a commercial paper program under which we may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $250 million to provide an additional financing source for our short-term liquidity needs. The maturities of the commercial paper issuances will vary, but may not exceed 270 days from the date of issue. Commercial paper issuances are supported by available capacity under our unsecured revolving credit facility. See Note 9 - Long-Term Debt and Capital Leases, for more information on our unsecured revolving credit facility. As of December 31, 2011, we had $166.9 million in commercial paper outstanding. Commercial paper borrowings and related interest rates for the year ended December 31, 2011 were as follows (dollars in millions):

Amount outstanding as of December 31, 2011	$166.9
Weighted average interest rate as of December 31, 2011	0.57%
Daily average amount outstanding during 2011	$83.4
Weighted average interest rate during 2011	0.42%
Maximum month-end balance during 2011	$166.9

(9)           Long-Term Debt and Capital Leases

Long-term debt and capital leases consisted of the following (in thousands):

		December 31,
	Due	2011	2010
Unsecured Debt:
Unsecured Revolving Line of Credit	2016	$—	$153,000
Secured Debt:
Mortgage bonds—
South Dakota—6.05%	2018	55,000	55,000
South Dakota—5.01%	2025	64,000	64,000
Montana—6.04%	2016	150,000	150,000
Montana—6.34%	2019	250,000	250,000
Montana—5.71%	2039	55,000	55,000
Montana—5.01%	2025	161,000	161,000
Pollution control obligations—
Montana—4.65%	2023	170,205	170,205
Montana Natural Gas Transition Bonds— 6.20%	2012	3,792	10,370
Other Long Term Debt:
Discount on Notes and Bonds	—	(156)	(217)
		908,841	1,068,358
Less current maturities		(3,792)	(6,578)
		$905,049	$1,061,780
Capital Leases:
Total Capital Leases	Various	$34,288	$35,564
Less current maturities		(1,370)	(1,276)
		$32,918	$34,288

Unsecured Revolving Line of Credit

On June 30, 2011, we amended and restated our unsecured revolving credit facility scheduled to expire on June 30, 2012. We extended the term to June 30, 2016, and increases the aggregate principal amount available under the facility by $50 million to $300 million. The facility also has an accordion feature that allows us to increase the size up to $350 million with the consent of the lenders. The amended facility does not amortize and borrowings bear interest based on a credit ratings grid. The 'spread' or 'margin' ranges from 0.88% to 1.75% over the LIBOR. Based on our unsecured credit ratings on the closing date of the agreement, the applicable spread was 1.25%. A total of eight banks participate in the new facility, with no one bank providing more than 17% of the total availability. While no direct borrowings were outstanding as of December 31, 2011, letters of credit of $3.0 million were outstanding. Commitment fees for the unsecured revolving line of credit were $0.7 million and $0.8 million for the years ended December 31, 2011 and 2010, respectively.

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

Maturities of Long-Term Debt

The aggregate minimum principal maturities of long-term debt and capital leases, during the next five years are $5.2 million in 2012, $1.5 million in 2013, $1.6 million in 2014, $1.7 million in 2015 and $151.8 million in 2016.

As of December 31, 2011, we are in compliance with our financial debt covenants.

(10)           Income Taxes

Income tax expense is comprised of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Federal
Current	$(159)	$1,529	$(448)
Deferred	18,618	23,322	15,077
Investment tax credits	(424)	(427)	(494)
State
Current	(27)	7	6
Deferred	(7,943)	1,329	1,163
	$10,065	$25,760	$15,304

The following table reconciles our effective income tax rate to the federal statutory rate:

	Year Ended December 31,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State income, net of federal provisions	(5.5)	1.1	1.8
Amortization of investment tax credit	(0.4)	(0.4)	(0.5)
Plant and depreciation of flow through items	(0.3)	(1.8)	0.1
Flow through repair deduction	(13.1)	(9.4)	(9.5)
State NOL benefit	(2.3)	—	—
Nondeductible professional fees	—	—	0.1
Prior year permanent return to accrual adjustments	(3.8)	0.3	(9.1)
Other, net	0.2	0.2	(0.7)
	9.8%	25.0%	17.2%

Our effective tax rate differs from the federal tax rate of 35% primarily due to repairs and state tax bonus depreciation deductions. The regulatory accounting treatment of these deductions requires immediate income recognition for temporary tax differences of this type, which is referred to as the flow-through method. When the flow-through method of accounting for temporary differences is reflected in regulated revenues we record deferred income taxes and establish related regulatory assets and liabilities. We recognized federal repairs related tax benefits of $13.4 million and $9.7 million for 2011 and 2010, respectively.

We recognized a state tax bonus depreciation related benefit of $7.6 million for 2011, related to DGGS and other qualifying additions. Based on guidance issued by the IRS, we believe DGGS qualifies for a 50% bonus depreciation deduction in 2011. By comparison, we recognized a state tax bonus depreciation related benefit of $2.3 million in the fourth quarter of 2010, after the Small Business Jobs Act of 2010 was signed into law. This act provides a bonus depreciation deduction ranging from 50%-100% for qualified property acquired or constructed and placed into service during 2010 through 2012. We expect to recognize additional bonus depreciation related benefits through 2012.

In addition, we maintain a valuation allowance against certain state net operating loss (NOL) carryforwards based on our forecast of taxable income and our estimate that a portion of these NOL carryforwards will more likely than not expire before we can use them. During the first six months of 2011, we recognized a $2.4 million favorable state NOL carryforward utilization benefit due to 2010 taxable income being higher than our original estimate.

During 2011, we replaced the fixed asset module of our existing financial system with a new fixed asset software system commonly used in the utility industry and are in process of implementing the income tax module of this software to gain more utility specific functionality. This software is specialized to the utility industry and provides us a more integrated process of reconciling our temporary and permanent tax differences to our financial statements. We expect to complete the implementation of the income tax module during the first quarter of 2012. During the fourth quarter of 2011, we determined the calculation of certain differences associated primarily with plant-related basis differences had been overstated and therefore recognized a cumulative tax benefit adjustment of approximately $3.9 million. The adjustment related to prior periods and is not material to previously issued or current period financial statements.

The IRS issued guidance during the third quarter of 2011 providing a safe harbor method for determining the tax treatment of repairs costs for electric transmission and distribution property. We are evaluating whether or not we want to elect the safe harbor method, which may result in a change in related repairs deductions and unrecognized tax benefits. We expect to complete our evaluation by the third quarter of 2012.

Deferred income taxes relate primarily to the difference between book and tax methods of depreciating property, amortizing tax-deductible goodwill, the difference in the recognition of revenues and expenses for book and tax purposes, certain natural gas and electric costs which are deferred for book purposes but expensed currently for tax purposes, and NOL carry forwards. We have elected under Internal Revenue Code 46(f)(2) to defer investment tax credit benefits and amortize them against expense and customer billing rates over the book life of the underlying plant.

The components of the net deferred income tax liability recognized in our Consolidated Balance Sheets are related to the following temporary differences (in thousands):

	December 31,
	2011	2010
NOL carryforward	$51,941	$86,761
Pension / postretirement benefits	41,898	—
QF obligations	20,596	—
Customer advances	16,157	17,247
Property taxes	—	16,037
Environmental liability	9,670	8,425
AMT credit carryforward	6,897	7,067
Unbilled revenue	6,577	10,280
Regulatory assets	—	27,008
Compensation accruals	7,269	4,267
Reserves and accruals	4,378	—
Regulatory liability	1,098	—
Other, net	2,300	—
Valuation allowance	(3,834)	(3,546)
Deferred Tax Asset	164,947	173,546
Excess tax depreciation	(280,025)	(223,530)
Goodwill amortization	(96,233)	(77,193)
Pension	—	(51,419)
Flow through depreciation	(49,740)	(28,853)
Regulatory assets	(14,323)	—
Property taxes	(510)	—
Reserves and accruals	—	(304)
Other, net	—	(904)
Deferred Tax Liability	(440,831)	(382,203)
Deferred Tax Liability, net	$(275,884)	$(208,657)

A valuation allowance is recorded when a company believes that it will not generate sufficient taxable income of the appropriate character to realize the value of its deferred tax assets. We have a valuation allowance against certain state NOL carryforwards as we do not believe these assets will be realized. For the year ended December 31, 2011, we increased our valuation allowance by approximately $0.3 million against certain state NOL carryforwards as we believe they will expire before we can use them due to decreased forecasts of state taxable income during the carryforward period.

At December 31, 2011 we estimate our total federal NOL carryforward to be approximately $457.2 million. If unused, our federal NOL carryforwards will expire as follows: $180.6 million in 2025; $4.0 million in 2026; $1.0 million in 2027; $95.5 million in 2028; $23.8 million in 2029; $3.2 million in 2030; and $149.1 million in 2031. We estimate our state NOL carryforward as of December 31, 2011 is approximately $429.4 million. If unused, our state NOL carryforwards will expire as follows: $211.5 million in 2012; $3.0 million in 2013; $0.8 million in 2014; $74.0 million in 2015; $18.6 million in 2016; $2.5 million in 2017; and $119.0 million in 2018. We believe it is more likely than not that sufficient taxable income will be generated to utilize these NOL carryforwards except as noted above.

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The change in unrecognized tax benefits is as follows (in thousands):

	2011	2010	2009
Unrecognized Tax Benefits at January 1	$120,859	$122,844	$115,105
Gross increases - tax positions in prior period	—	—	9,960
Gross decreases - tax positions in prior period	(15,774)	(5,707)	(2,221)
Gross increases - tax positions in current period	26,864	6,202	—
Gross decreases - tax positions in current period	—	(2,480)	—
Unrecognized Tax Benefits at December 31	$131,949	$120,859	$122,844

Our unrecognized tax benefits include approximately $79.2 million and $80.4 million related to tax positions as of December 31, 2011 and 2010, respectively that if recognized, would impact our annual effective tax rate. We do not anticipate total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitations within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2011 and 2010, we have not recognized expense for interest or penalties, and do not have any amounts accrued at December 31, 2011 and 2010, respectively, for the payment of interest and penalties.

Our federal tax returns from 2000 forward remain subject to examination by the Internal Revenue Service.

(11)           Accumulated Other Comprehensive Income

The following table displays the components of AOCI, which is included in Shareholders' Equity on the Consolidated Balance Sheets (in thousands).

	Net Unrealized Gains on Hedging Instruments	Pension and Other Benefits	Other	Total
Balances December 31, 2008	$11,653	$713	$(12)	$12,354
Reclassification of net gains on hedging instruments from OCI to net income	(1,188)	—	—	(1,188)
Pension and postretirement medical liability adjustment, net of tax of $1,088	—	(1,737)	—	(1,737)
Foreign currency translation	—	—	296	296
Balances December 31, 2009	10,465	(1,024)	284	9,725
Reclassification of net gains on hedging instruments from OCI to net income	(1,188)	—	—	(1,188)
Pension and postretirement medical liability adjustment, net of tax of $75	—	(134)	—	(134)
Foreign currency translation	—	—	111	111
Balances December 31, 2010	9,277	(1,158)	395	8,514
Reclassification of net gains on hedging instruments from OCI to net income, net of taxes of $458	(4,302)	—	—	(4,302)
Pension and postretirement medical liability adjustment, net of tax of $155	—	(581)	—	(581)
Foreign currency translation	—	—	25	25
Balance at December 31, 2011	$4,975	$(1,739)	$420	$3,656

(12)           Operating Leases

We lease vehicles, office equipment and facilities under various long-term operating leases. At December 31, 2011 future minimum lease payments for the next five years under non-cancelable lease agreements are as follows (in thousands):

2012	$1,951
2013	1,021
2014	451
2015	181
2016	67

Lease and rental expense incurred was $2.2 million, $2.0 million and $1.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(13)           Employee Benefit Plans

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

We utilize a number of accounting mechanisms that reduce the volatility of reported pension costs. Differences between actuarial assumptions and actual plan results are deferred and are recognized into earnings only when the accumulated differences exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. The Plan’s funded status is recognized as an asset or liability in our financial statements. See Note 15 - Regulatory Assets and Liabilities, for further discussion on how these costs are recovered through rates charged to our customers.

Benefit Obligation and Funded Status

Following is a reconciliation of the changes in plan benefit obligations and fair value and a statement of the funded status (in thousands):

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2011	2010	2011	2010
Change in Benefit Obligation:
Obligation at beginning of period	$478,790	$415,278	$35,968	$32,347
Service cost	10,199	9,361	437	483
Interest cost	24,394	24,090	1,348	1,803
Plan amendments	—	—	(464)	—
Actuarial loss (gain)	44,586	51,730	(2,056)	4,758
Benefits paid	(21,433)	(21,669)	(2,806)	(3,423)
Benefit obligation at end of period	$536,536	$478,790	$32,427	$35,968
Change in Fair Value of Plan Assets:
Fair value of plan assets at beginning of period	$428,152	$391,429	$17,201	$15,298
Return on plan assets	14,218	48,392	340	1,903
Employer contributions	11,700	10,000	767	3,423
Benefits paid	(21,433)	(21,669)	(2,806)	(3,423)
Fair value of plan assets at end of period	$432,637	$428,152	$15,502	$17,201
Funded Status	$(103,899)	$(50,638)	$(16,925)	$(18,767)
Unrecognized net actuarial (gain) loss	—	—	—	—
Unrecognized prior service cost	—	—	—	—
Accrued benefit cost	$(103,899)	$(50,638)	$(16,925)	$(18,767)
Amounts recognized in the balance sheet consist of:
Current liability	—	—	(1,075)	(1,078)
Noncurrent liability	(103,899)	(50,638)	(15,850)	(17,689)
Net amount recognized	$(103,899)	$(50,638)	$(16,925)	$(18,767)
Amounts recognized in regulatory assets consist of:
Prior service (cost) credit	(1,241)	(1,487)	23,545	25,230
Net actuarial loss	(130,062)	(71,749)	(10,025)	(12,549)
Amounts recognized in AOCI consist of:
Prior service cost	—	—	(1,604)	(1,755)
Net actuarial gain	—	—	(1,051)	(395)
Total	$(131,303)	$(73,236)	$10,865	$10,531

The total projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were as follows (in millions):

	Pension Benefits
	December 31,
	2011	2010
Projected benefit obligation	$536.5	$478.8
Accumulated benefit obligation	533.5	475.7
Fair value of plan assets	432.6	428.2

Net Periodic Cost (Credit)

The components of the net costs (credits) for our pension and other postretirement plans are as follows (in thousands):

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
	2011	2010	2009	2011	2010	2009
Components of Net Periodic Benefit Cost
Service cost	$10,199	$9,361	$8,270	$437	$483	$993
Interest cost	24,394	24,090	23,705	1,348	1,803	3,149
Expected return on plan assets	(30,462)	(29,839)	(22,383)	(1,185)	(1,186)	(994)
Amortization of prior service cost (credit)	246	246	246	(1,998)	(1,952)	—
Recognized actuarial loss	2,516	140	4,058	658	984	277
Net Periodic Benefit Cost (Credit)	$6,893	$3,998	$13,896	$(740)	$132	$3,425

For purposes of calculating the expected return on pension plan assets, the market-related value of assets is used, which is based upon fair value. The difference between actual plan asset returns and estimated plan asset returns are amortized equally over a period not to exceed five years.

We estimate amortizations from regulatory assets into net periodic benefit cost during 2012 will be as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior service cost (credit)	$246	$(1,998)
Accumulated gain	7,596	720

Actuarial Assumptions

The measurement dates used to determine pension and other postretirement benefit measurements for the plans are December 31, 2011 and 2010. The actuarial assumptions used to compute net periodic pension cost and postretirement benefit cost are based upon information available as of the beginning of the year, specifically, market interest rates, past experience and management's best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. In computing future costs and obligations, we must make assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rate, expected return on plan assets, and expected future cost increases. Two of these assumptions have the most impact on the level of cost: (1) discount rate and (2) expected rate of return on plan assets.

For 2011 and 2010, we set the discount rate using a yield curve analysis, which projects benefit cash flows into the future and then discounts those cash flows to the measurement date using a yield curve. This is done by constructing a hypothetical bond portfolio whose cash flow from coupons and maturities matches the year-by-year, projected benefit cash flow from our plans.

In determining the expected long-term rate of return on plan assets, we review historical returns, the future expectations for returns for each asset class weighted by the target asset allocation of the pension and postretirement portfolios, and long-term inflation assumptions. Considering this information and future expectations for asset returns, we reduced our expected long-term rate of return on assets assumption from 7.25% to 7.00% for 2012.

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

The weighted-average assumptions used in calculating the preceding information are as follows:

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
	2011	2010	2009	2011	2010	2009
Discount rate	4.40-4.55%	5.00-5.25%	5.75-6.00%	3.50-4.30%	4.00-5.00%	4.75-6.00%
Expected rate of return on assets	7.25	7.75	8.00	7.25	7.75	8.00
Long-term rate of increase in compensation levels (nonunion)	3.58	3.58	3.58	3.58	3.58	3.58
Long-term rate of increase in compensation levels (union)	3.50	3.50	3.50	3.50	3.50	3.50

The postretirement benefit obligation is calculated assuming that health care costs increased by 9.0% in 2011 and the rate of increase in the per capita cost of covered health care benefits thereafter was assumed to decrease gradually by 0.25% per year to an ultimate trend of 4.5% by the year 2029.

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

•	Allocation to foreign equities increases the portfolio diversification and thereby decreases portfolio risk while providing for the potential for enhanced long-term returns;

•	Active management can reduce portfolio risk and potentially add value through security selection strategies;

•	A portion of plan assets should be allocated to passive, indexed management funds to provide for greater diversification and lower cost; and

•	It is appropriate to retain more than one investment manager, provided that such managers offer asset class or style diversification.

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

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2011	2010	2011	2010
Domestic debt securities	40.0%	40.0%	40.0%	40.0%
International debt securities	10.0	10.0	—	—
Domestic equity securities	40.0	40.0	50.0	50.0
International equity securities	10.0	10.0	10.0	10.0

The actual allocation by plan is as follows:

	NorthWestern Energy Pension		NorthWestern Pension		NorthWestern Energy Health and Welfare
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011	2010
Cash and cash equivalents	—%	—%	—%	—%	2.0%	—%
Domestic debt securities	39.5	37.5	38.4	37.0	39.4	39.1
International debt securities	10.6	10.2	11.2	10.5	—	—
Domestic equity securities	40.3	41.9	40.9	41.8	49.8	50.7
International equity securities	9.6	10.4	9.5	10.7	8.8	10.2
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Generally, the asset mix will be rebalanced to the target mix as individual portfolios approach their minimum or maximum levels. Debt securities consist of U.S. and international instruments. Core domestic portfolios can be invested in government, corporate, asset-backed and mortgage-backed obligation securities. The portfolio may invest in high yield securities, however, the average quality must be rated at least “investment grade" by rating agencies. Performance of fixed income investments is measured by both traditional investment benchmarks as well as relative changes in the present value of the plan's liabilities. Equity investments consist primarily of U.S. stocks including large, mid and small cap stocks, which are diversified across investment styles such as growth and value. We also invest in international equities with exposure to developing and emerging markets. Derivatives, options and futures are permitted for the purpose of reducing risk but may not be used for speculative purposes.

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

The fair value of our plan assets at December 31, 2011 by asset category are as follows (in thousands):

Asset Category	Total	Quoted Market Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Pension Plan Assets
Cash and cash equivalents	$313	$—	$313	$—
Equity securities: (1)
US small/mid cap growth	14,922	—	14,922	—
US small/mid cap value	15,290	—	15,290	—
US large cap growth	43,786	—	43,786	—
US large cap value	46,248	—	46,248	—
US large cap passive	54,477	—	54,477	—
Non-US core	41,270	—	41,270	—
Fixed income securities:(2)
US core opportunistic	80,702	—	80,702	—
US passive	41,630	—	41,630	—
Long duration	6,998	—	6,998	—
Long duration investment grade	13,058	—	13,058	—
Long duration passive	5,441	—	5,441	—
Non-US passive	46,023	—	46,023	—
Active long corporate	12,730	—	12,730	—
Participating group annuity contract	9,749	—	9,749	—
	$432,637	$—	$432,637	$—
Other Postretirement Benefit Plan Assets
Cash and cash equivalents	$270	$—	$270	$—
Equity securities: (1)
US small/mid cap growth	643	—	643	—
US small/mid cap value	636	—	636	—
S&P 500 index	5,671	—	5,671	—
US large cap growth	180	—	180	—
US large cap value	192	—	192	—
US large cap passive	227	—	227	—
Non-US core	1,379	—	1,379	—
Fixed income securities: (2)
Passive bond market	1,156	—	1,156	—
US core opportunistic	4,603	—	4,603	—
US passive	185	—	185	—
Long duration	25	—	25	—
Long duration investment grade	61	—	61	—
Long duration passive	26	—	26	—
Non-US passive	191	—	191	—
Active long corporate	57	—	57	—
	$15,502	$—	$15,502	$—

The fair value of our plan assets at December 31, 2010 by asset category are as follows (in thousands):

Asset Category	Total	Quoted Market Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Pension Plan Assets
Cash and cash equivalents	$47	$—	$47	$—
Equity securities: (1)
US small/mid cap growth	15,768	—	15,768	—
US small/mid cap value	16,124	—	16,124	—
US large cap growth	48,012	—	48,012	—
US large cap value	46,668	—	46,668	—
US large cap passive	52,688	—	52,688	—
Non-US core	44,751	—	44,751	—
Fixed income securities:(2)
US core opportunistic	65,449	—	65,449	—
US passive	35,596	—	35,596	—
Long duration	49,083	—	49,083	—
Non-US passive	43,653	—	43,653	—
Participating group annuity contract	10,313	—	10,313	—
	$428,152	$—	$428,152	$—
Other Postretirement Benefit Plan Assets
Cash and cash equivalents	$4	—	$4	—
Equity securities: (1)
US small/mid cap growth	806	—	806	—
US small/mid cap value	829	—	829	—
S&P 500 index	6,029	—	6,029	—
US large cap growth	346	—	346	—
US large cap value	334	—	334	—
US large cap passive	378	—	378	—
Non-US core	1,758	—	1,758	—
Fixed income securities: (2)
Passive bond market	1,073	—	1,073	—
US core opportunistic	4,683	—	4,683	—
US passive	272	—	272	—
Long duration	377	—	377	—
Non-US passive	312	—	312	—
	$17,201	$—	$17,201	$—
_________________

(1)	This category consists of active and passive managed equity funds, which are invested in multiple strategies to diversify risks and reduce volatility.
(2) This category consists of investment grade bonds of issuers from diverse industries, debt securities issued by international, national, state and local governments, and asset-backed securities. This includes both active and passive managed funds.

For further discussion of the three levels of the fair value hierarchy see Note 7 - Fair Value Measurements.

Cash Flows

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

Based on the assumptions allowed under the PPA, WRERA, Treasury guidance and IRS guidance, we estimate that we will not have a minimum annual required contribution for 2012. We do expect to contribute approximately $11.7 million to our pension plans during 2012. Additional legislative or regulatory measures, as well as fluctuations in financial market conditions, may impact these funding requirements.

Due to the regulatory treatment of pension costs in Montana, expense is calculated using the average of our actual and estimated funding amounts from 2005 through 2012, therefore changes in our funding estimates creates increased volatility to earnings. Annual contributions to each of the pension plans are as follows (in thousands):

	2011	2010	2009
NorthWestern Energy Pension Plan (MT)	$10,500	$9,000	$80,600
NorthWestern Pension Plan (SD)	1,200	1,000	12,300
	$11,700	$10,000	$92,900

We estimate the plans will make future benefit payments to participants as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
2012	$23,858	$3,664
2013	25,357	3,662
2014	26,334	3,581
2015	27,755	3,495
2016	29,330	3,334
2017-2021	165,725	12,470

Defined Contribution Plan

Our defined contribution plan permits employees to defer receipt of compensation as provided in Section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to direct a percentage of their gross compensation to be contributed to the plan. We contribute various percentage amounts of the employee's gross compensation contributed to the plan. Matching contributions for the year ended December 31, 2011, 2010 and 2009 were $6.7 million, $6.0 million, and $5.8 million, respectively.

(14)           Stock-Based Compensation

We grant stock-based awards through our 2005 Long-Term Incentive Plan (LTIP), which includes restricted stock awards and performance share awards. As of December 31, 2011, there were 1,006,952 shares of common stock remaining available for grants. The remaining vesting period for awards previously granted ranges from one to five years if the service and/or performance requirements are met. Nonvested shares do not receive dividend distributions. The long-term incentive plan provides for accelerated vesting in the event of a change in control.

We account for our share-based compensation arrangements by recognizing compensation costs for all share-based awards over the respective service period for employee services received in exchange for an award of equity or equity-based compensation. The compensation cost is based on the fair value of the grant on the date it was awarded.

Restricted Stock and Performance Share Awards

Performance share awards were granted under the 2005 LTIP during 2011 and 2010. With these awards, shares will vest if, at the end of the three-year performance period, we have achieved certain performance goals and the individual remains employed by us. The exact number of shares issued will vary from 0% to 200% of the target award, depending on actual company performance relative to the performance goals. These awards contain both a market and performance based component. The performance goals for these awards are independent of each other and equally weighted, and are based on two metrics: (i) cumulative net income and return on equity growth; and (ii) total shareholder return (TSR) relative to a peer group.

Fair value is determined for each component of the performance share awards. The fair value of the net income component is estimated based upon the closing market price of our common stock as of the date of grant less the present value of expected dividends, multiplied by an estimated performance multiple determined on the basis of historical experience, which is subsequently trued up at vesting based on actual performance. The fair value of the TSR portion is estimated using a statistical model that incorporates the probability of meeting performance targets based on historical returns relative to the peer group. The fair value of restricted stock is measured based upon the closing market price of our common stock as of the date of grant less the present value of expected dividends. The following summarizes the significant assumptions used to determine the fair value of performance shares and related compensation expense as well as the resulting estimated fair value of performance shares granted:

	2011	2010
Risk-free interest rate	1.40%	1.38%
Expected life, in years	3	3
Expected volatility	25.6% to 47.0%	27.2% to 51.6%
Dividend yield	4.9%	5.4%

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

A summary of nonvested shares as of December 31, 2011, and changes during the year ended December 31, 2011 are as follows:

	Performance Share Awards		Restricted Stock Awards
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Beginning nonvested grants	179,939	$20.41	15,888	$30.84
Granted	108,679	20.48	2,000	29.34
Vested	(73,397)	21.48	(15,888)	30.32
Forfeited	(10,508)	20.30	—	—
Remaining nonvested grants	204,713	$20.07	2,000	$25.44

We recognized compensation expense of $2.1 million, $1.6 million, and $1.8 million for the years ended December 31, 2011, 2010, and 2009, respectively, and a related income tax benefit (expense) of $1.6 million, $0.2 million, and $(0.6) million for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, we had $2.0 million of unrecognized compensation cost related to the nonvested portion of outstanding awards, which is reflected as nonvested stock as a portion of additional paid in capital in our Statement of Common Shareholders' Equity and Comprehensive Income. The cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested was $2.9 million, $1.4 million, and $4.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Retirement/Retention Restricted Share Awards

In December 2011, an executive retirement / retention program was established that provides for the annual grant of restricted share units. These awards are subject to a five-year performance and vesting period. The performance measure for these awards requires net income for the calendar year of at least three of the five full calendar years during the performance period to exceed net income for the calendar year the awards are granted. Once vested, the awards will be paid out in shares of common stock in five equal annual installments after a recipient has separated from service. The fair value of these awards is measured based upon the closing market price of our common stock as of the date of grant less the present value of expected dividends. There were 8,596 restricted share awards granted during 2011, with a weighted-average grant date fair value of $28.00.

Director's Deferred Compensation

Nonemployee directors may elect to defer up to 100% of any qualified compensation that would be otherwise payable to him or her, subject to compliance with our 2005 Deferred Compensation Plan for Nonemployee Directors and Section 409A of the Internal Revenue Code. The deferred compensation may be invested in NorthWestern stock or in designated investment funds. Compensation deferred in a particular month is recorded as a deferred stock unit (DSU) on the first of the following month based on the closing price of NorthWestern stock or the designated investment fund. The DSUs are marked-to-market on a quarterly basis with an adjustment to director’s compensation expense. Based on the election of the nonemployee director, following separation from service on the Board, other than on account of death, he or she shall be paid a distribution either in a lump sum or in approximately equal installments over a designated number of years (not to exceed 10 years). During the years ended December 31, 2011, 2010 and 2009, DSUs issued to members of our Board totaled 31,032, 36,831 and 42,870, respectively. Total compensation expense attributable to the DSUs during the years ended December 31, 2011, 2010 and 2009 was approximately $2.3 million, $1.3 million and $1.1 million, respectively.

(15)           Regulatory Assets and Liabilities

We prepare our financial statements in accordance with the provisions of ASC 980, as discussed in Note 2 - Significant Accounting Policies. Pursuant to this guidance, certain expenses and credits, normally reflected in income as incurred, are deferred and recognized when included in rates and recovered from or refunded to the customers. Regulatory assets and liabilities are recorded based on management's assessment that it is probable that a cost will be recovered or that an obligation has been incurred. Accordingly, we have recorded the following major classifications of regulatory assets and liabilities that will be recognized in expenses and revenues in future periods when the matching revenues are collected or refunded. Of these regulatory assets and liabilities, energy supply costs are the only items earning a rate of return. The remaining regulatory items have corresponding assets and liabilities that will be paid for or refunded in future periods. Because these costs are recovered as paid, they do not earn a return. We have specific orders to cover approximately 98% of our regulatory assets and 96% of our regulatory liabilities.

	Note Reference	Remaining Amortization Period	December 31,
			2011		2010
			(in thousands)
Pension	13	Undetermined	$128,844		$94,500
Postretirement benefits	13	Undetermined	6,434		9,104
Competitive transition charges		1 Year	1,380		7,359
Distribution infrastructure projects	16	6 Years	4,883		—
Environmental clean-up	18	Various	16,998		15,438
Supply costs		1 Year	11,168		8,491
Energy supply derivatives	6	1 Year	20,312		29,721
Income taxes	10	Plant Lives	124,967		71,374
Deferred financing costs		Various	15,413		16,882
Other	—	Various	27,305		29,465
Total regulatory assets			$357,704		$282,334
Removal cost	4	Various	$251,262		$237,831
Gas storage sales		28 Years	11,672		12,092
Supply costs		1 Year	18,214		15,065
DGGS interim rates (subject to refund)	16	1 Year	10,984		—
Environmental clean-up		1 Year	1,645	1,645	467
State & local taxes & fees		1 Year	2,528		805
Other		Various	2,866		2,046
Total regulatory liabilities			$299,171		$268,306

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

Montana Distribution System Infrastructure Project (DSIP)

In March 2011, we requested and received MPSC approval of an accounting order to defer certain incremental operating and maintenance expenses. The accounting order allows us to defer up to $16.9 million of expenses incurred during 2011 and 2012 as a regulatory asset and amortize these expenses associated with the phase-in portion of the DSIP over five years beginning in 2013. See Note 16 - Regulatory Matters, for further information regarding this item.

Supply Costs

The MPSC, SDPUC and NPSC have authorized the use of electric and natural gas supply cost trackers, as applicable, which enable us to track actual supply costs and either recover the under collection or refund the over collection to our customers. Accordingly, we have recorded a regulatory asset and liability to reflect the future recovery of under collections and refunding of over collections through the ratemaking process. We earn interest on the electric and natural gas supply costs of 7.92%, in Montana; 10.60% and 7.79%, respectively, in South Dakota; and 8.49% for natural gas in Nebraska. These same rates are paid to our customers in the event of a refund.

DGGS Interim Rates

We have deferred revenue associated with DGGS as final rates have not been determined. See Note 16 - Regulatory Matters, for further information regarding this item.

Environmental clean-up

Environmental clean-up costs are the estimated costs of investigating and cleaning up contaminated sites we own. We discuss the specific sites and clean-up requirements further in Note 18 - Commitments and Contingencies. Environmental clean-up costs are typically recoverable in customer rates when they are actually incurred. We record changes in the regulatory asset consistent with changes in our environmental liabilities. When cost projections become known and measurable we coordinate with the appropriate regulatory authority to determine a recovery period.

Income Taxes

Tax assets primarily reflect the effects of plant related temporary differences such as flow-through of depreciation, repairs related deductions, removal costs, capitalized interest and contributions in aid of construction that we will recover or refund in future rates. We amortize these amounts as temporary differences reverse.

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

Removal Cost

The anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. Our depreciation method, including cost of removal, is established by the respective regulatory commissions. Therefore, consistent with this regulated treatment, we reflect this accrual of removal costs for our regulated assets by increasing our regulatory liability. See Note 4 - Asset Retirement Obligations, for further information regarding this item.

Gas Storage Sales

A regulatory liability was established in 2000 and 2001 based on gains on cushion gas sales in Montana. This gain is being flowed to customers over a period that matches the depreciable life of surface facilities that were added to maintain deliverability from the field after the withdrawal of the gas. This regulatory liability is a reduction of rate base.

(16)           Regulatory Matters

Dave Gates Generating Station at Mill Creek (formerly Mill Creek Generating Station) (DGGS)

On December 31, 2010, we completed construction of DGGS, a 150 MW natural gas fired facility and began commercial operations on January 1, 2011. The facility provides regulating resources (in place of previously contracted ancillary services) to balance our transmission system in Montana to maintain reliability and enable wind power to be integrated into the network to meet renewable energy portfolio needs. Total project costs through December 31, 2011 were approximately $183 million.

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

On March 31, 2011, we made a compliance filing with the MPSC that will be used to conduct a final cost review and establish final rates. As a result of the lower than estimated construction costs and estimated impact of the flow-through of accelerated state tax depreciation, we also reduced our interim rate request, which the MPSC authorized to take effect beginning May 1, 2011. A hearing was held at the MPSC in November 2011 to conduct a final cost review and establish final rates. The MCC is challenging our proposed allocation of costs to retail customers.

During March 2011, we began settlement discussions with FERC Staff and large customers receiving service under Schedule 3 of the OATT. Settlement discussions have not been successful. During June 2011, FERC issued an order establishing a procedural schedule with a hearing scheduled for January 23, 2012 and an initial decision by May 4, 2012; however, to allow for additional testimony, the FERC hearing has been delayed until June 11, 2012 and an initial decision is not scheduled to be issued until September 24, 2012. Wholesale customers are challenging our proposed allocation of costs.

Through December 31, 2011, we have deferred revenue of approximately $11.0 million associated with DGGS due to lower than estimated construction costs, the estimated impact of the flow-through of accelerated state tax depreciation, our current estimate of operating expenses as compared to amounts included in our interim rate requests, and uncertainty related to the allocation of costs between the MPSC and FERC jurisdictions. Our filings are based on approximately 80% of our revenues related to the facility being subject to the MPSC's jurisdiction and approximately 20% being subject to FERC's jurisdiction. There is significant uncertainty related to the ultimate resolution of cost allocations between the two jurisdictions, which could result in an inability to fully recover our costs, and may require us to refund more interim revenues than our current estimate.

South Dakota Natural Gas Rate Case

In June 2011, we filed a request with the South Dakota Public Utilities Commission (SDPUC) for a natural gas distribution revenue increase of $4.1 million. This request was based on a return on equity of 10.9%, an equity ratio of 56.0% and a rate base of $67.5 million. Approximately $1.4 million of the requested increase relates to annual estimated manufactured gas plant remediation costs. In the event remediation costs are lower than estimated during the time period, the difference would be subject to a refund to customers. Accordingly, while gross margin and operating expenses will fluctuate based on actual results, this portion of the rate request would have no impact on operating income. In November 2011, we received a final order from the SDPUC approving an annual increase in natural gas rates of approximately $1.8 million.
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

The overall authorized rates of return are based on the return on equity percentages above, long-term debt cost of 5.76% and a capital structure of 52% debt and 48% equity. We had interim electric and natural gas rates in effect from July 2010 through December 2010. We implemented revised electric and natural gas rates in January 2011, consistent with the MPSC's December 2010 order and refunded the difference to customers during the first six months of 2011. We implemented revised electric rates in July 2011, consistent with the MPSC's final June 2011 order.

Montana Distribution System Infrastructure Project (DSIP)
In March 2011, the MPSC approved a request for an accounting order to defer certain incremental operating and maintenance expenses up to $16.9 million for 2011 and 2012 and amortize over a five-year period beginning in 2013 associated with the phase-in portion of the DSIP. As of December 31, 2011 we have deferred incremental expenses of approximately $4.9 million and incurred approximately $15.2 million of DSIP-related capital expenditures.
We presented a DSIP technical plan during an informational meeting to the MPSC on October 31, 2011. Based on the technical plan, we are currently estimating incremental DSIP expenses of approximately $12.0 million (which will be deferred under the accounting order) and approximately $18.2 million of DSIP capital expenditures during 2012. In addition, we are projecting approximately $72.0 million of incremental DSIP expenses and approximately $253.0 million of DSIP capital expenditures over a five-year time span beginning in 2013. Based on our current forecast, along with the MPSC's approval of the accounting order, we believe that DSIP-related expenses and capital expenditures will be recovered in base rates through annual or biennial general rate cases.

Wind Generation
In April 2011, we executed an agreement to purchase a wind project in Judith Basin County in Montana to be developed and constructed by Spion Kop Wind, LLC, a wholly-owned subsidiary of Compass Wind, LLC (Compass) that would provide approximately 40 MW of capacity, with an estimated cost for the total project of approximately $86 million. We filed an application for pre-approval with the Montana Public Service Commission (MPSC) during the second quarter of 2011 to include the project in regulated rate base as an electric supply resource. Both the energy and associated renewable energy credits would be placed into the electric supply portfolio to meet future customer loads and renewable portfolio standards obligations. In November 2011, we filed a joint stipulation with the MCC, proposing an authorized rate of return of 7.40%, which was computed using a 10.00% return on equity, a 5.00% estimated cost of debt and a capital structure consisting of 52% debt and 48% equity. The stipulation also provided that we will include the Spion Kop project in our next full general rate case, so that its cost of capital and capital structure can be determined on a consolidated basis with the rest of our Montana electric utility operations. An uncontested hearing was held in December 2011. In February 2012, the MPSC held a work session and verbally approved the project. The approval includes a condition that would reduce our revenue requirement if the average production failed to meet a minimum threshold for the first three years. We expect a final written order to be issued during the first quarter of 2012, and will evaluate our options. If the MPSC fails to grant approval to the satisfaction of both parties on or before April 1, 2012, then either party may terminate this agreement. Material construction would not commence until we receive a favorable ruling from the MPSC. Assuming satisfactory approval by April 1, 2012, commercial operation is projected to begin by the December 31, 2012.

Mountain States Transmission Intertie Project

We have been involved in an open season process for our proposed MSTI line. Under our original timeline, we anticipated completing the open season process by the end of 2010. During 2010, a lawsuit was filed against the Montana Department of Environmental Quality (MDEQ) by Jefferson County, Montana, regarding the County's ability to be more involved in the siting and routing of MSTI. On September 8, 2010, the Montana District Court agreed with Jefferson County and (i) required the MDEQ to consult with Jefferson County in the preparation of the environmental impact statement (EIS) concerning the project and (ii) enjoined the MDEQ from releasing the draft EIS until that consultation occurs. In January 2011, MDEQ appealed the decision to the Montana Supreme Court. In February 2011, we also appealed the decision to the Montana Supreme Court. Oral arguments occurred before the Montana Supreme Court on August 2, 2011. On October 27, 2011, the Montana Supreme Court reversed the District Court decision. Based on the favorable Montana Supreme Court ruling, MDEQ is continuing its preparation of the EIS. We currently expect MDEQ to issue a draft EIS by August 31, 2012, a final EIS by September 30, 2013, a Record of Decision by December 31, 2013, and a Notice to Proceed by third quarter 2014. In addition to this lawsuit, due to general economic conditions, lack of clarity around federal legislation on renewables and uncertainty in the California renewable standards, we have extended the open season process for the proposed MSTI line until late 2012 or early 2013 depending upon market readiness. California is the largest potential market that could be served by renewable (primarily wind) generation from Montana. However, California may ultimately implement restrictions limiting the ability to use out-of-state resources to meet their RPS. In addition, there are other proposed competing projects to MSTI that may ultimately be able to provide more cost effective transmission to end users.

Through December 31, 2011, we have capitalized approximately $20.9 million of preliminary survey and investigative costs associated with the MSTI transmission project. We currently estimate we will spend an additional $7.9 million related to MSTI during 2012. If our efforts to complete MSTI are not successful we may have to write-off all or a portion of these costs, which could have a material effect on our results of operations.

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

In September 2011, two Montana counties and five local non-governmental organizations announced they will conduct an independent review of the MSTI project. The review will evaluate impacts and use a modeling process to analyze policy data, scientific data and community values. This process will also assess the economic impacts of the project to each county. The review group includes: Madison County, MT; Jefferson County, MT; Western Environmental Law Center; Headwaters Economics; Sonoran Institute; Craighead Institute and Future West. Funding for the review process is expected to come from a variety of sources including counties, states, and us. While we will contribute approximately $0.2 million to the review, our participation will be as an observer and we will not direct any activity of the review group.

In January 2012, we signed a Memorandum of Understanding (MOU) with the Bonneville Power Administration (BPA) agreeing to explore the potential for MSTI to accommodate their needs. The MOU stipulates that by July 31, 2012, the parties seek to complete economic and engineering viability studies and a capacity and cost allocation methodology that considers other partners in the line and treatment for unsubscribed capacity and cost. The outcome of these studies will provide information necessary for BPA and us to determine whether or not to consider future agreements for participation in MSTI.

(17)           Earnings Per Share

Basic earnings per share are computed by dividing earnings applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of common stock equivalent shares that could occur if unvested shares were to vest. Common stock equivalent shares are calculated using the treasury stock method, as applicable. The dilutive effect is computed by dividing earnings applicable to common stock by the weighted average number of common shares outstanding plus the effect of the outstanding unvested restricted stock and performance share awards. Average shares used in computing the basic and diluted earnings per share are as follows:

	December 31,
	2011	2010
Basic computation	36,258,463	36,190,373
Dilutive effect of
Restricted stock and performance share awards (1)	288,746	28,748
Diluted computation	36,547,209	36,219,121
 _____________________

(1)           Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award. The dilutive share calculation for 2010 excludes 107,516 shares under outstanding performance share awards because the inclusion of these awards would have been antidilutive under the treasury stock method.

(18)           Commitments and Contingencies

Qualifying Facilities Liability

Our QF liability primarily consists of unrecoverable costs associated with three contracts covered under the PURPA. The QFs require us to purchase minimum amounts of energy at prices ranging from $78 to $136 per MWH through 2029. Our estimated gross contractual obligation related to the QFs is approximately $1.3 billion through 2029. A portion of the costs incurred to purchase this energy is recoverable through rates, totaling approximately $1.0 billion through 2029. The present value of the remaining QF liability is recorded in our Consolidated Balance Sheets. The following summarizes the change in the QF liability (in thousands):

	December 31,
	2011	2010
Beginning QF liability	$177,322	$165,839
Unrecovered amount	(6,043)	(1,198)
Interest expense	12,908	12,681
Ending QF liability	$184,187	$177,322

The following summarizes the estimated gross contractual obligation less amounts recoverable through rates (in thousands):

	Gross Obligation	Recoverable Amounts	Net
2012	$67,111	$54,904	$12,207
2013	69,816	55,462	14,354
2014	72,354	56,025	16,329
2015	74,135	56,598	17,537
2016	75,945	57,188	18,757
Thereafter	909,322	683,404	225,918
Total	$1,268,683	$963,581	$305,102

Long Term Supply and Capacity Purchase Obligations

We have entered into various commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from 20 to 25 years. Costs incurred under these contracts were approximately $390.6 million, $417.8 million and $434.5 million for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, our commitments under these contracts are $299.8 million in 2012, $263.7 million in 2013, $191.3 million in 2014, $116.9 million in 2015, $117.6 million in 2016, and $819.1 million thereafter. These commitments are not reflected in our Consolidated Financial Statements.

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

Our liability for environmental remediation obligations is estimated to range between $28.3 to $37.5 million, primarily for manufactured gas plants discussed below. As of December 31, 2011, we have a reserve of approximately $31.4 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. Over time, as specific laws are implemented and we gain experience in operating under them, a portion of the costs related to such laws will become determinable, and we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or ongoing operations.

Manufactured Gas Plants - Approximately $26.0 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently investigating, characterizing, and initiating remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources. Our current reserve for remediation costs at this site is approximately $12.0 million, and we estimate that approximately $9.2 million of this amount will be incurred during the next five years.

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

Global Climate Change - There are national and international efforts to adopt measures related to global climate change and the contribution of emissions of GHG including, most significantly, carbon dioxide. These efforts include legislative proposals and EPA regulations at the federal level, actions at the state level, and private party litigation relating to GHG emissions. Coal-fired plants have come under particular scrutiny due to their level of GHG emissions. We have joint ownership interests in four electric generating plants, all of which are coal fired and operated by other companies. We have undivided interests in these facilities and are responsible for our proportionate share of the capital and operating costs while being entitled to our proportionate share of the power generated.

While numerous bills have been introduced that address climate change from different perspectives, including through direct regulation of GHG emissions, the establishment of cap and trade programs and the establishment of Federal renewable portfolio standards, Congress has not passed any federal climate change legislation and we cannot predict when or if Congress will pass such legislation and in what form. In the absence of such legislation, the EPA is regulating GHG emissions under its existing authority pursuant to the Clean Air Act. For example, the EPA promulgated regulations requiring major sources in the United States to begin collecting and reporting information regarding their GHG emissions. Certain of our facilities began collecting such data on January 1, 2010 and submitted their first annual reports to the EPA in September 2011. For petroleum and natural gas facilities, data collection began on January 1, 2011, with the first annual report due on March 31, 2012.
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
Also, in December 2010, the EPA entered into an agreement to settle litigation brought by states and environmental groups whereby the EPA agreed to issue New Source Performance Standards for GHG emissions from certain new and modified electric generating units and “emissions guidelines” for existing units over the next two years. Pursuant to this settlement agreement, the EPA agreed to issue proposed rules in 2011. The EPA, however, did not meet this deadline for issuing the proposed rules.
On June 20, 2011, the U.S. Supreme Court issued a decision that bars state and private parties from bringing federal common law nuisance actions against electrical utility companies based on their alleged contribution to climate change. The Supreme Court's decision did not, however, address state law claims. This decision is expected to affect other pending federal climate change litigation. Although we are not a defendant in any of these proceedings, additional litigation in federal and state courts over these issues is continuing.
Physical impacts of climate change may present potential risks for severe weather, such as floods and tornadoes, in the locations where we operate or have interests. Furthermore, requirements to reduce GHG emissions from stationary sources could cause us to incur material costs of compliance, increase our costs of procuring electricity in the marketplace or curtail the demand for fossil fuels such as oil and gas. In addition, we believe future legislation and regulations that affect GHG emissions from power plants are likely, although technology to efficiently capture, remove and/or sequester such emissions may not be available within a timeframe consistent with the implementation of such requirements. We cannot predict with any certainty whether these risks will have a material impact on our operations.
Coal Combustion Residuals (CCRs) - In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs under the Resource Conservation and Recovery Act (RCRA). CCRs include fly ash, bottom ash and scrubber wastes. Under one approach, the EPA would regulate CCRs as a hazardous waste under Subtitle C of RCRA. This approach would have significant impacts on coal-fired plants, and would require plants to retrofit their operations to comply with hazardous waste requirements from the generation of CCRs and associated waste waters through transportation and disposal. This could also have a negative impact on the beneficial use of CCRs and the current markets associated with such use. The second approach would regulate CCRs as a solid waste under Subtitle D of RCRA. This approach would only affect disposal, most significantly any wet disposal, of CCRs. EPA has not yet issued a final CCR rule. We cannot predict at this time the final requirements of any CCR regulations and what impact, if any, they would have on us, but the costs of complying with any such requirements could be significant.
Water Intakes - Section 316(b) of the Federal Clean Water Act requires that the location, design, construction and capacity of any cooling water intake structure reflect the “best available technology” for minimizing environmental impacts. Permits required for existing facilities are to be developed by the individual states using their best professional judgment until the EPA takes action to address several court decisions that rejected portions of previous rules and confirmed that EPA has discretion to consider costs relative to benefits in developing cooling water intake structure regulations. In March 2011, EPA proposed a rule to address impingement and entrainment of aquatic organisms at existing cooling water intake structures. EPA has not yet issued a final rule; however, it is under a consent decree to do so by July 2012. When a final rule is issued and implemented, additional capital and/or increased operating costs may be incurred. The costs of complying with any such final water intake standards are not currently determinable, but could be significant.
Clean Air Act Rules and Associated Emission Control Equipment Expenditures
EPA has proposed or issued a number of rules under different provisions of the Clean Air Act that could require the installation of emission control equipment at the generation plants where we have joint ownership.
The Clean Air Visibility Rule was issued by the EPA in June 2005, to address regional haze in national parks and wilderness areas across the United States. The Clean Air Visibility Rule requires the installation and operation of Best Available Retrofit Technology (BART) to achieve emissions reductions from designated sources (including certain electric generating units) that are deemed to cause or contribute to visibility impairment in such 'Class I' areas.
In December 2011, the EPA issued a final rule relating to Mercury and Air Toxics Standards (MATS), which was formerly the proposed Maximum Achievable Control Technology standards for hazardous air pollutant emissions from new and existing electric generating units. Among other things, these MATS standards set stringent emission limits for acid gases, mercury, and other hazardous air pollutants. Facilities that are subject to the MATS must come into compliance within three years after the effective date of the rule (or by 2015) unless a one year extension is granted on a case-by-case basis. Numerous challenges to the MATS standards have been filed with the EPA and in Federal court and we cannot predict the outcome of such challenges. In the meantime, we are assessing the impact of the new MATS standards on our facilities, including the costs of compliance. As discussed below, we expect that these costs could be significant.
On July 7, 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR) to reduce emissions from electric generating units that interfere with the ability of downwind states to achieve ambient air quality standards. Under the CSAPR, significant reductions in emissions of nitrogen oxide (NOx) and SO2 emissions reductions would be required beginning in 2012. The CSAPR was to become effective on January 1, 2012; however, on December 30, 2011, a Federal court ordered that CSAPR be stayed until a hearing could be held on the numerous legal challenges brought against EPA regarding the rule. It is currently expected that a hearing will be held in April 2012 and a decision on CSAPR will be issued sometime thereafter. The Federal court that stayed the CSAPR ordered that the Clean Air Interstate Rule remain in effect while the CSAPR is stayed. Regardless of the outcome of the stay hearing, CSAPR only applies to power plants within the eastern half of the United States, and, thus is only applicable to one plant in which we have an ownership interest, the Neal 4 plant located in Iowa. We do not expect CSAPR to affect any of the other plants in which we have an ownership interest.
We have joint ownership in generation plants located in South Dakota, North Dakota, Iowa and Montana that are or may become subject to various regulations that have been issued or proposed under the Clean Air Act, as discussed below.
South Dakota. The South Dakota Department of Environment and Natural Resources (DENR) determined that the Big Stone Plant, of which we have a 23.4% ownership, is subject to the Regional Haze Rule. South Dakota DENR submitted its revised State Implementation Plan (SIP) and associated implementation rules to the EPA on September 19, 2011. Under the SIP, the Big Stone plant must install and operate a new BART compliant air quality control system (AQCS) to reduce sulfur dioxide, nitrogen oxides, and particulate emissions as expeditiously as practicable, but no later than five years after the EPA's approval of South Dakota's SIP. We expect EPA approval of the SIP in the first half of 2012, however such approval cannot be guaranteed and we cannot predict the timing of any such approval with certainty. We will not incur any significant costs until the EPA approves the SIP or issues a federal implementation plan in its place. Although studies and evaluations are continuing, the current project cost for the AQCS is estimated to be approximately $490 million (our share is 23.4%).
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
Based on the finalized MATS standards, it appears that Big Stone would meet the requirements by installing the AQCS system and using mercury control technology such as activated carbon injection. Mercury emissions monitoring equipment is already installed at Big Stone, but its operation has been put on hold pending additional regulatory direction.
North Dakota. The North Dakota Regional Haze SIP requires the Coyote generating facility, of which we have 10.0% ownership, to reduce its NOx emissions. On February 23, 2010, the North Dakota Department of Health (NDDOH) issued a construction permit to Coyote Station requiring installation of control equipment to limit its NOx emissions to 0.5 pounds per million Btu as calculated on a 12-month rolling average basis. The control equipment must be installed by July 1, 2018 and compliance with the limit must begin on July 1, 2019. Subsequent to issuance of the construction permit, the NDDOH entered into further negotiations with the EPA on regional haze plan implementation. As part of those negotiations, Coyote agreed to accept a NOx emission limit of 0.5 pounds per million Btu as calculated on a 30-day rolling average basis, including periods of start-up and shutdown, beginning on July 1, 2018. The current estimate of the total cost of the project is approximately $6 million (our share is 10.0%). The EPA is under a consent decree to take final action on North Dakota's revised regional haze implementation plan in the first half of 2012.
Iowa. The Neal 4 generating facility, of which we have an 8.7% ownership, is installing a scrubber, a baghouse and a selective non-catalytic reduction system to comply with national ambient air quality standards, the proposed CSAPR and MATS standards. These improvements are also expected to result in compliance with the regional haze provisions of the Clean Air Act. Capital expenditures for such equipment are currently estimated to be approximately $270 million (our share is 8.7%). The plant began incurring such costs in 2011 and the costs will be spread over the next three years. Our incremental capital expenditure projections include amounts related to our share of the emission control equipment at Neal 4 based on current estimates. We could, however, face additional capital or financing costs. We will seek to recover any such costs through the regulatory process.
Montana. Colstrip Unit 4, a coal fired generating facility in which we have a 30% interest, is currently controlling emissions of mercury under regulations issued by the State of Montana, which is more strict than the Federal standard, and has been since January 2010. The owners do not believe additional equipment will be necessary to meet the MATS standards for mercury. Additionally, the Colstrip facility anticipates meeting the expected MATS for acid gases without additional costs. However, Colstrip may have to install additional controls to further reduce particulate matter to meet MATS using particulate matter as a surrogate for non-mercury metals. The Colstrip owners are continuing to determine what may be required and while it is not possible to predict costs at this time, the costs of additional controls could be significant. In November 2010, Colstrip Unit 4 received a request from the EPA to provide further analysis regarding why Colstrip Unit 4 is not a BART eligible unit under the regional haze rule. The plant operator completed a high level analysis of various control options to reduce emissions of SO2 and particulate matter and submitted that analysis to EPA in January 2011. The analysis shows that these units are well controlled, any incremental reductions would not be cost effective and further analysis is not warranted. The plant operator also concluded that further analysis for NOx was not justified as controls at Colstrip Unit 4 were installed and the EPA previously agreed that such controls would satisfy BART for NOx control. The plant operator informed us that the EPA verbally indicated that it does not agree with all of the plant operator's conclusions and will be requesting additional information. The EPA is under a consent decree to take final action on Montana's regional haze implementation plan no later than June 29, 2012. The costs of complying with any final regional haze standards in Montana are not currently determinable, but could be significant.
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

Meanwhile, on October 31, 2010, NorthWestern filed with the MPSC, consistent with the direction of the arbitration panel, for a determination of the inputs that will be used to calculate contract rates for periods subsequent to June 30, 2006. The MPSC has not yet ruled on our filing. On June 30, 2011, CELP submitted another demand for arbitration, seeking clarification from the same panel regarding the panel's intent as to the implementation of its award in Contract Years 17 (July 2005 - June 2006) and 18 (July 2006 - June 2007). The matter has been set for submission of briefs in February of 2012 with ruling by the arbitration panel expected in the second quarter of 2012. Based on our current assumptions (including current discount rates), if CELP prevailed entirely, we could be required to increase our QF liability by approximately $20 million. If we prevailed entirely, we could reduce our QF liability by up to $42 million. Due to the uncertainty around resolution of this matter, we currently are unable to predict its outcome. In addition, settlement discussions concerning these claims are ongoing.

Gonzales

We were a defendant - along with the Montana Power Company (MPC) and pre-bankruptcy NorthWestern Corporation (NOR) - in an action (Gonzales Action) pending in the Montana Second Judicial District Court, Butte-Silver Bow County (Montana State Court), alleging fraud, constructive fraud and violations of the Unfair Claim Settlement Practices Act all arising out of the adjustment of workers' compensation claims. Putnam and Associates, the third party administrator of such workers' compensation claims, also was a defendant.

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

We and Putnam and Associates agreed to settle the Gonzales Action and executed a settlement agreement in May 2010. The settlement required preliminary approval from the Montana District Court, and we paid the settlement agreement amount of $2.5 million to the Clerk of the Montana State Court in full satisfaction of all Gonzales Action claims following preliminary approval. The Clerk of the Montana State Court held these funds pending final Montana State Court approval of the settlement. The settlement received final approval in January 2012, and the case has been dismissed with prejudice. Our involvement in this matter is concluded.

We are also subject to various other legal proceedings, governmental audits and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these other actions will not materially affect our financial position, results of operations, or cash flows.

(19)           Common Stock

We have 250,000,000 shares authorized consisting of 200,000,000 shares of common stock with a $0.01 par value and 50,000,000 shares of preferred stock with a $0.01 par value. Of these shares, 2,265,957 shares of common stock are reserved for the incentive plan awards. For further detail of grants under this plan see Note 14 - Stock-Based Compensation.

Repurchase of Common Stock

Shares tendered by employees to us to satisfy the employees' tax withholding obligations in connection with the vesting of restricted stock awards totaled 2,750 and 14,453 during the years ended December 31, 2011 and 2010, respectively, and are reflected in treasury stock. These shares were credited to treasury stock based on their fair market value on the vesting date.

(20)           Segment and Related Information

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

December 31, 2011	Electric	Gas	Other	Eliminations	Total
Operating revenues	$797,562	$318,335	$1,419	$—	$1,117,316
Cost of sales	327,126	167,433	—	—	494,559
Gross margin	470,436	150,902	1,419	—	622,757
Operating, general and administrative	183,503	80,431	3,226	—	267,160
Property and other taxes	66,425	22,686	11	—	89,122
Depreciation	81,859	19,034	33	—	100,926
Operating income (loss)	138,649	28,751	(1,851)	—	165,549
Interest expense	(54,394)	(10,432)	(2,033)	—	(66,859)
Other income	2,563	1,258	110	—	3,931
Income tax (expense) benefit	(14,049)	(3,472)	7,456	—	(10,065)
Net income	$72,769	$16,105	$3,682	$—	$92,556
Total assets	$2,259,189	$938,876	$12,373	$—	$3,210,438
Capital expenditures	$146,576	$42,154	$—	$—	$188,730

December 31, 2010	Electric	Gas	Other	Eliminations	Total
Operating revenues	$790,701	$318,735	$1,284	$—	$1,110,720
Cost of sales	356,325	174,764	—	—	531,089
Gross margin	434,376	143,971	1,284	—	579,631
Operating, general and administrative	169,483	71,088	(3,524)	—	237,047
Property and other taxes	65,027	23,159	12	—	88,198
Depreciation	74,227	17,509	33	—	91,769
Operating income	125,639	32,215	4,763	—	162,617
Interest expense	(49,576)	(12,608)	(3,642)	—	(65,826)
Other income	5,954	284	107	—	6,345
Income tax expense	(18,939)	(4,183)	(2,638)	—	(25,760)
Net income (loss)	$63,078	$15,708	$(1,410)	$—	$77,376
Total assets	$2,136,784	$887,799	$13,086	$—	$3,037,669
Capital expenditures	$187,212	$41,161	$—	$—	$228,373

December 31, 2009	Electric	Gas	Other	Eliminations	Total
Operating revenues	$782,318	$354,470	$6,747	$(1,625)	$1,141,910
Cost of sales	356,722	210,016	6,948	—	573,686
Gross margin	425,596	144,454	(201)	(1,625)	568,224
Operating, general and administrative	170,656	76,730	(143)	(1,625)	245,618
Property and other taxes	58,488	20,953	141	—	79,582
Depreciation	71,968	17,038	33	—	89,039
Operating income	124,484	29,733	(232)	—	153,985
Interest expense	(51,193)	(12,858)	(3,709)	—	(67,760)
Other income	2,125	261	113	—	2,499
Income tax (expense) benefit	(13,493)	(2,457)	646	—	(15,304)
Net income (loss)	$61,923	$14,679	$(3,182)	$—	$73,420
Total assets	$1,960,488	$819,495	$15,149	$—	$2,795,132
Capital expenditures	$167,303	$22,057	$—	$—	$189,360

(21)           Quarterly Financial Data (Unaudited)

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

2011	First	Second	Third	Fourth
Operating revenues	$338,260	$251,806	$244,041	$283,209
Operating income	58,095	26,244	31,878	49,332
Net income	$32,575	$10,970	$14,895	$34,116
Average common shares outstanding	36,242	36,258	36,262	36,271
Income per average common share (basic):
Net income	$0.90	$0.30	$0.41	$0.94
Income per average common share (diluted):
Net income	$0.89	$0.30	$0.41	$0.93
Dividends per share	$0.36	$0.36	$0.36	$0.36
Stock price:
High	$30.57	$33.24	$34.17	$36.61
Low	27.38	29.37	28.68	30.44
Quarter-end close	30.30	33.11	31.94	35.79

2010	First	Second	Third	Fourth
Operating revenues	$334,173	$244,059	$240,818	$291,670
Operating income	57,195	27,016	33,099	45,307
Net income	$28,718	$11,691	$14,379	$22,588
Average common shares outstanding	36,169	36,179	36,196	36,217
Income per average common share (basic):
Net income	$0.79	$0.32	$0.40	$0.63
Income per average common share (diluted):
Net income	$0.79	$0.32	$0.40	$0.63
Dividends per share	$0.34	$0.34	$0.34	$0.34
Stock price:
High	$27.23	$30.60	$29.66	$29.99
Low	23.77	25.15	25.83	28.23
Quarter-end close	26.81	26.20	28.50	28.83

During 2011, we replaced the fixed asset module of our existing financial system with a new fixed asset software system commonly used in the utility industry and are in process of implementing the income tax module of this software to gain more utility specific functionality. This software is specialized to the utility industry and provides us a more integrated process of reconciling our temporary and permanent tax differences to our financial statements. We expect to complete the implementation of the income tax module during 2012. We determined the calculation of certain differences associated primarily with plant related basis differences had been overstated in prior periods and therefore as a part of this implementation, we recognized tax benefit adjustments of approximately $3.9 million during the fourth quarter of 2011. The adjustments are not material to previously issued or current period financial statements.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
NORTHWESTERN CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance End of Period
Description	(in thousands)
FOR THE YEAR ENDED DECEMBER 31, 2011
RESERVES DEDUCTED FROM APPLICABLE ASSETS
Uncollectible accounts	$2,875	$3,289	$(3,234)	$2,930
FOR THE YEAR ENDED DECEMBER 31, 2010
RESERVES DEDUCTED FROM APPLICABLE ASSETS
Uncollectible accounts	2,801	2,372	(2,298)	2,875
FOR THE YEAR ENDED DECEMBER 31, 2009
RESERVES DEDUCTED FROM APPLICABLE ASSETS
Uncollectible accounts	2,978	2,604	(2,781)	2,801