Form 10-Q
period 2012-03-31
NORTHWESTERN CORP
filed 2012-04-25
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Common Stock, Par Value $0.01
36,390,258 shares outstanding at April 20, 2012

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

•
we have capitalized approximately $22.3 million in preliminary survey and investigative costs related to our proposed Mountain States Transmission Intertie (MSTI) transmission project. If our efforts to complete MSTI are not successful we may have to write-off all or a portion of these costs which could have a material effect on our results of operations;

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	March 31, 2012	December 31, 2011

ASSETS
Current Assets:
Cash and cash equivalents	$7,792	$5,928
Restricted cash	9,035	12,716
Accounts receivable, net	131,512	147,151
Inventories	41,676	59,532
Regulatory assets	40,925	48,900
Deferred income taxes	24,619	6,522
Other	8,297	9,450
Total current assets	263,856	290,199
Property, plant, and equipment, net	2,230,788	2,213,267
Goodwill	355,128	355,128
Regulatory assets	321,448	308,804
Other noncurrent assets	46,151	43,040
Total assets	$3,217,371	$3,210,438
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$1,538	$1,370
Current maturities of long-term debt	—	3,792
Short-term borrowings	112,978	166,934
Accounts payable	52,396	76,735
Accrued expenses	215,935	193,939
Regulatory liabilities	32,390	33,184
Total current liabilities	415,237	475,954
Long-term capital leases	32,784	32,918
Long-term debt	905,055	905,049
Deferred income taxes	320,698	282,406
Noncurrent regulatory liabilities	270,594	265,987
Other noncurrent liabilities	393,301	389,012
Total liabilities	2,337,669	2,351,326
Commitments and Contingencies (Note 12)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 39,967,749 and 36,385,268 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	399	398
Treasury stock at cost	(90,198)	(90,273)
Paid-in capital	818,554	816,700
Retained earnings	147,316	128,631
Accumulated other comprehensive income	3,631	3,656
Total shareholders' equity	879,702	859,112
Total liabilities and shareholders' equity	$3,217,371	$3,210,438
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues
Electric	$207,055	$208,622
Gas	101,746	129,212
Other	299	426
Total Revenues	309,100	338,260
Operating Expenses
Cost of sales	138,396	162,071
Operating, general and administrative	65,573	67,383
Property and other taxes	23,665	25,396
Depreciation	26,433	25,315
Total Operating Expenses	254,067	280,165
Operating Income	55,033	58,095
Interest Expense, net	(15,962)	(17,147)
Other Income	984	805
Income Before Income Taxes	40,055	41,753
Income Tax Expense	(8,012)	(9,178)
Net Income	32,043	32,575
Other comprehensive (loss) income, net of tax:
Reclassification of net gains on derivative instruments	(183)	(297)
Postretirement medical liability adjustment	205	—
Foreign currency translation	(47)	51
Total Other Comprehensive Loss	(25)	(246)
Comprehensive Income	$32,018	$32,329
Average Common Shares Outstanding	36,328	36,242
Basic Earnings per Average Common Share	$0.88	$0.90
Diluted Earnings per Average Common Share	$0.88	$0.89
Dividends Declared per Average Common Share	$0.37	$0.36

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net Income	$32,043	$32,575
Items not affecting cash:
Depreciation	26,433	25,315
Amortization of debt issue costs, discount and deferred hedge gain	90	398
Amortization of restricted stock	1,075	560
Equity portion of allowance for funds used during construction	(930)	(261)
Gain on disposition of assets	(56)	—
Deferred income taxes	20,195	19,596
Changes in current assets and liabilities:
Restricted cash	3,681	266
Accounts receivable	15,639	(1,421)
Inventories	17,856	23,848
Other current assets	1,153	(2,765)
Accounts payable	(16,099)	(17,369)
Accrued expenses	19,812	26,490
Regulatory assets	6,718	6,123
Regulatory liabilities	(794)	6,014
Other noncurrent assets	(13,717)	(2,751)
Other noncurrent liabilities	6,826	5,462
Cash provided by operating activities	119,925	122,080
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(47,107)	(37,580)
Proceeds from sale of assets	80	—
Cash used in investing activities	(47,027)	(37,580)
FINANCING ACTIVITIES:
Treasury stock activity	75	55
Dividends on common stock	(13,358)	(12,975)
Repayments on long-term debt	(3,795)	(3,623)
Line of credit borrowings	—	80,000
Line of credit repayments	—	(233,000)
(Repayments) issuances of short-term borrowings, net	(53,956)	85,989
Cash used in financing activities	(71,034)	(83,554)
Increase in Cash and Cash Equivalents	1,864	946
Cash and Cash Equivalents, beginning of period	5,928	6,234
Cash and Cash Equivalents, end of period	$7,792	$7,180
Supplemental Cash Flow Information:
Cash (received) paid during the period for:
Income taxes	(335)	—
Interest	8,806	9,584
Significant non-cash transactions:
Capital expenditures included in accounts payable and accrued expenses	5,823	1,695

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to March 31, 2012, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

The Financial Statements included herein have been prepared by NorthWestern, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the condensed disclosures provided are adequate to make the information presented not misleading. Management recommends that these unaudited Financial Statements be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain Qualifying Facility (QF) plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 Megawatt (MW) coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per Megawatt Hour (MWH) (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $408.6 million through 2024.

(2) New Accounting Standards

Accounting Standards Issued

There have been no new accounting pronouncements or changes in accounting pronouncements issued during the three months ended March 31, 2012 that are of significance, or potential significance, to us.

Accounting Standards Adopted

In May 2011, the Financial Accounting Standards Board (FASB) issued guidance related to fair value measurement, which amends current guidance to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. This revised guidance was effective during the first quarter of 2012. The adoption of this standard did not have a material effect on our financial statement disclosures.

In June 2011, the FASB issued guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. We adopted this standard during the first quarter of 2012 and present net income and other comprehensive income in one continuous statement. The adoption of this standard did not have a material effect on our financial statement disclosures.

(3)	Income Taxes

Our effective tax rate was 20% for the three months ended March 31, 2012 as compared with 22% for the three months ended March 31, 2011. The following table summarizes the significant differences from the federal statutory rate, which resulted in reduced income tax expense (in thousands):

	Three Months Ended March 31,
	2012	2011
Income Before Income Taxes	$40,055	$41,753

Income tax calculated at 35% federal statutory rate	(14,019)	(14,614)

Permanent or flow through adjustments:
Flow-through repairs deductions	5,571	3,982
Flow-through of state bonus depreciation deduction	1,371	2,603
Recognition of state net operating loss benefit/valuation allowance release	—	847
State income tax & other, net	(935)	(1,996)
	$6,007	$5,436

Income tax expense	$(8,012)	$(9,178)

Our effective tax rate differs from the federal statutory tax rate of 35% primarily due to the regulatory impact of flowing through federal and state tax benefits of repairs deductions and state tax benefit of bonus depreciation deductions. The regulatory accounting treatment of these deductions requires immediate income recognition for temporary tax differences of this type, which is referred to as the flow-through method. When the flow-through method of accounting for temporary differences is reflected in regulated revenues, we record deferred income taxes and establish related regulatory assets and liabilities.

Uncertain Tax Positions

We have unrecognized tax benefits of approximately $132.6 million as of March 31, 2012, including approximately $79.6 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitations within the next twelve months.

The Internal Revenue Service (IRS) issued guidance during the third quarter of 2011 providing a safe harbor method for determining the tax treatment of repair costs related to electric transmission and distribution property. We are evaluating whether or not we want to elect the safe harbor method, which may result in a change in related repairs deductions and unrecognized tax benefits.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2012, we have not recognized expense for interest or penalties, and do not have any amounts accrued at March 31, 2012 and December 31, 2011, respectively, for the payment of interest and penalties.

Our federal tax returns from 2000 forward remain subject to examination by the IRS.

(4)	Goodwill

There were no changes in our goodwill during the three months ended March 31, 2012. Goodwill by segment is as follows for both March 31, 2012 and December 31, 2011 (in thousands):

Electric	$241,100
Natural gas	114,028
$355,128

(5)	Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	Three Months Ended March 31, 2012
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$(47)	$—	$(47)
Reclassification of net gains on derivative instruments to net income	(297)	114	(183)
Pension and postretirement medical liability adjustment	333	(128)	205
Other comprehensive loss	$(11)	$(14)	$(25)

	Three Months Ended March 31, 2011
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$51	$—	$51
Reclassification of net gains on derivative instruments to net income	(297)	—	(297)
Other comprehensive loss	$(246)	$—	$(246)

Balances by classification included within accumulated other comprehensive income (AOCI) on the Condensed Consolidated Balance Sheets are as follows (in thousands):

	March 31, 2012	December 31, 2011
Foreign currency translation	$373	$420
Derivative instruments designated as cash flow hedges	4,792	4,975
Pension and postretirement medical plans	(1,534)	(1,739)
Accumulated other comprehensive income	3,631	3,656

(6)	Risk Management and Hedging Activities

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

Objectives and Strategies for Using Derivatives

To manage our exposure to fluctuations in commodity prices we routinely enter into derivative contracts, such as fixed-price forward purchase and sales contracts. The objective of these transactions is to fix the price for a portion of anticipated energy purchases to supply our customers. These types of contracts are included in our electric and natural gas supply portfolios and are used to manage price volatility risk by taking advantage of seasonal fluctuations in market prices. While individual contracts may be above or below market value, the overall portfolio approach is intended to provide price stability for consumers. These commodity costs are included in our cost tracking mechanisms and are recoverable from customers subject to prudence reviews by the applicable state regulatory commissions. We do not maintain a trading portfolio, and our derivative transactions are only used for risk management purposes. In addition, we may use interest rate swaps to manage our interest rate exposures associated with new debt issuances or to manage our exposure to fluctuations in interest rates on variable rate debt.

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

Normal Purchases and Normal Sales

We have applied the normal purchase and normal sale scope exception (NPNS) to most of our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Financial Statements at March 31, 2012 and December 31, 2011. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

Mark-to-Market Transactions	Balance Sheet Location	March 31, 2012	December 31, 2011

Natural gas net derivative liability	Accrued Expenses	$19,056	$20,312

The following table represents the net change in fair value for these derivatives (in thousands):

	Unrealized gain recognized in Regulatory Assets
	Three Months Ended
Derivatives Subject to Regulatory Deferral	March 31, 2012	March 31, 2011

Natural gas	$1,256	$3,090

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

The following table presents, as of March 31, 2012, the aggregate fair value of forward purchase contracts that do not qualify for NPNS that contain credit risk-related contingent features. If the credit risk-related contingent features underlying these agreements were triggered as of March 31, 2012, the collateral posting requirements would be as follows (in thousands):

Contracts with Contingent Feature	Fair Value Liability	Posted Collateral	Contingent Collateral

Credit rating	$7,191	$—	$7,191

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

	Location of gain reclassified from AOCI to Income	Three months ended March 31, 2012 and 2011

Amount of gain reclassified from AOCI	Interest Expense	$297

Approximately $7.8 million of the pre-tax gain on these cash flow hedges is remaining in AOCI as of March 31, 2012, and we expect to reclassify approximately $1.2 million from AOCI into interest expense during the next twelve months. These gains relate to swaps previously terminated, and we have no current interest rate swaps outstanding.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
March 31, 2012	(in thousands)
Restricted cash	$8,645	$—	$—	$—	$8,645
Rabbi trust investments	10,017	—	—	—	10,017
Derivative liability (1)	—	(19,056)	—	—	(19,056)
Total	$18,662	$(19,056)	$—	$—	$(394)

December 31, 2011
Restricted cash	$12,292	$—	$—	$—	$12,292
Rabbi trust investments	8,049	—	—	—	8,049
Derivative liability (1)	—	(20,312)	—	—	(20,312)
Net derivative liability	—	(20,312)	—	—	(20,312)
Total	$20,341	$(20,312)	$—	$—	$29
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

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt (including current portion)	$905,055	$1,042,436	$908,841	$1,070,539

Short-term borrowings consist of commercial paper and are not included in the table above as carrying value approximates fair value. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies; however, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange.

We determined fair value for long-term debt based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities, except for publicly traded debt, for which fair value is based on market prices for the same or similar issues or upon the quoted market prices of U.S. treasury issues having a similar term to maturity, adjusted for our bond issuance rating and the present value of future cash flows. These are significant other observable inputs, or level 2 inputs, in the fair value heirarchy.

(8)	Regulatory Matters

Dave Gates Generating Station at Mill Creek (DGGS)

Our regulatory filings seeking approval of rates related to DGGS are based on approximately 80% of our revenues related to the facility being subject to the jurisdiction of the Montana Public Service Commission (MPSC) and approximately 20% being subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC). Intervenors in both jurisdictions have been challenging our proposed allocation methodology. In March 2012, the MPSC issued a final order in review of our previously submitted required compliance filing. The MPSC found that the total project costs incurred were prudent and established final rates. As a result of the lower than estimated construction costs and impact of the flow-through of accelerated state tax depreciation, the final rates are lower than our 2011 interim rates. The amount we over collected of approximately $6.2 million will be refunded to customers over a one-year period beginning in May 2012. The MPSC's final order approves using our proposed cost allocation methodology on a temporary basis, and requires us to complete a study of the relative contribution of retail and wholesale customers to regulation capacity needs. The results of this study may be used in determining future cost allocations between retail and wholesale customers.

Based on the MPSC's final order we recognized revenue of approximately $2.7 million during the three months ended March 31, 2012 that we had previously deferred pending outcome of the allocation uncertainty.

A FERC hearing regarding DGGS rates is scheduled for June 11, 2012 and an initial decision is scheduled to be issued on September 24, 2012. We continue to bill customers interim rates which have been effective since January 1, 2011. These interim rates are subject to refund plus interest pending final resolution at FERC.

Through March 31, 2012, we have deferred revenue of approximately $1.9 million associated with DGGS due to lower than estimated construction costs, our current estimate of operating expenses as compared to amounts included in our interim rate requests, and uncertainty related to the FERC's ultimate treatment of our cost allocation methodology. This uncertainty could result in an inability to fully recover our costs, as well as requiring us to refund more interim revenues than our current estimate.

Wind Generation

In February 2012, the MPSC approved our application for pre-approval to purchase a wind project in Judith Basin County in Montana to be developed and constructed by Spion Kop Wind, LLC, a wholly-owned subsidiary of Compass Wind, LLC (Compass) that would provide approximately 40 MW of capacity, with an estimated cost for the total project of approximately $86 million. The approval includes an authorized rate of return of 7.4%, which was computed using a 10% return on equity, a 5% estimated cost of debt and a capital structure consisting of 52% debt and 48% equity. The approval also includes a performance condition that would reduce our revenue requirement if the average production failed to meet a minimum threshold for the first three years. We do not believe this performance condition will have a significant impact. Construction has commenced and commercial operation is projected to begin by December 31, 2012. Both the energy and associated renewable energy credits would be placed into our electric supply portfolio to meet future customer loads and renewable portfolio standards obligations.

Battle Creek Filing

In March 2012, we submitted an application with the MPSC to place our majority interest in the Battle Creek Field natural gas production fields and gathering system acquired in 2010 in regulated natural gas rate base. The application reflects a joint stipulation between us and the Montana Consumer Counsel (MCC) of a 10% return on equity and a capital structure consisting of 52% debt and 48% equity. Since November 2010, the cost of service for the natural gas produced, including a return on our investment has been included in our natural gas supply tracker on an interim basis. Pending MPSC approval, the corresponding amounts included in the natural gas supply tracker are subject to refund and through March 31, 2012, we have deferred revenue of approximately $1.8 million based on the difference between our cost of service and current natural gas market prices.

Montana Electric and Natural Gas Tracker Filings

Each year we submit electric and natural gas tracker filings for recovery of supply costs for the 12-month period ended June 30 and for the projected supply costs for the next 12-month period. The MPSC reviews such filings and makes its cost recovery determination based on whether or not our electric and natural gas supply procurement activities were prudent. During March 2012, the MPSC found that our natural gas supply costs through the period ended June 30, 2011 were prudently incurred. During April 2012, the MPSC found that our electric supply costs through the period ended June 30, 2011 were prudently incurred.

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

Three Months Ended
March 31, 2012	Electric	Gas	Other	Eliminations	Total
Operating revenues	$207,055	$101,746	$299	$—	$309,100
Cost of sales	82,979	55,417	—	—	138,396
Gross margin	124,076	46,329	299	—	170,704
Operating, general and administrative	45,357	19,288	928	—	65,573
Property and other taxes	17,538	6,124	3	—	23,665
Depreciation	21,569	4,856	8	—	26,433
Operating income (loss)	39,612	16,061	(640)	—	55,033
Interest expense	(13,667)	(2,067)	(228)	—	(15,962)
Other income	612	345	27	—	984
Income tax expense	(3,174)	(3,590)	(1,248)	—	(8,012)
Net income (loss)	$23,383	$10,749	$(2,089)	$—	$32,043
Total assets	$2,266,842	$938,335	$12,194	$—	$3,217,371
Capital expenditures	$24,856	$22,251	$—	$—	$47,107

Three Months Ended
March 31, 2011	Electric	Gas	Other	Eliminations	Total
Operating revenues	$208,622	$129,212	$426	$—	$338,260
Cost of sales	84,446	77,625	—	—	162,071
Gross margin	124,176	51,587	426	—	176,189
Operating, general and administrative	45,286	21,448	649	—	67,383
Property and other taxes	18,741	6,652	3	—	25,396
Depreciation	20,354	4,953	8	—	25,315
Operating income (loss)	39,795	18,534	(234)	—	58,095
Interest expense	(13,527)	(2,665)	(955)	—	(17,147)
Other income	615	164	26	—	805
Income tax expense	(3,921)	(4,570)	(687)	—	(9,178)
Net income (loss)	22,962	11,463	(1,850)	—	32,575
Total assets	$2,123,470	$880,688	$12,281	$—	$3,016,439
Capital expenditures	$26,094	$11,486	$—	$—	$37,580

(10)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of common stock equivalent shares that could occur if all unvested shares were to vest. Common stock equivalent shares are calculated using the treasury stock method, as applicable. The dilutive effect is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of the outstanding unvested restricted stock and performance share awards.

Average shares used in computing the basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
Basic computation	36,328,360	36,241,904
Dilutive effect of
Restricted stock and performance share awards (1)	171,933	221,966

Diluted computation	36,500,293	36,463,870
______________________
(1)           Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

(11)	Employee Benefit Plans

Net periodic benefit cost (income) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
	2012	2011	2012	2011
Components of Net Periodic Benefit Cost (Income)
Service cost	$3,024	$2,782	$123	$126
Interest cost	5,935	6,087	285	327
Expected return on plan assets	(7,506)	(7,535)	(257)	(296)
Amortization of prior service cost	62	62	(500)	(488)
Recognized actuarial loss	2,105	592	184	122
Net Periodic Benefit Cost (Income)	$3,620	$1,988	$(165)	$(209)

(12)	Commitments and Contingencies

ENVIRONMENTAL LIABILITIES AND REGULATION

The operation of electric generating, transmission and distribution facilities, and gas gathering, transportation and distribution facilities, along with the development (involving site selection, environmental assessments, and permitting) and construction of these assets, are subject to extensive federal, state, and local environmental and land use laws and regulations. Our activities involve compliance with diverse laws and regulations that address emissions and impacts to the environment, including air and water, protection of natural resources, avian and wildlife. We monitor federal, state, and local environmental initiatives to determine potential impacts on our financial results. As new laws or regulations are implemented, our policy is to assess their applicability and implement the necessary modifications to our facilities or their operation to maintain ongoing compliance.

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

Our liability for environmental remediation obligations is estimated to range between $28.3 million to $37.5 million, primarily for manufactured gas plants discussed below. As of March 31, 2012, we have a reserve of approximately $31.3 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. Over time, as specific laws are implemented and we gain experience in operating under them, a portion of the costs related to such laws will become determinable, and we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or ongoing operations.

Manufactured Gas Plants - Approximately $25.9 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently investigating, characterizing, and initiating remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources (DENR). Our current reserve for remediation costs at this site is approximately $11.8 million, and we estimate that approximately $9.1 million of this amount will be incurred during the next five years.

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

Global Climate Change - There are national and international efforts to adopt measures related to global climate change and the contribution of emissions of greenhouse gases (GHG) including, most significantly, carbon dioxide. These efforts include legislative proposals and U.S. Environmental Protection Agency (EPA) regulations at the federal level, actions at the state level, and private party litigation relating to GHG emissions. Coal-fired plants have come under particular scrutiny due to their level of GHG emissions. We have joint ownership interests in four electric generating plants, all of which are coal fired and operated by other companies. We have undivided interests in these facilities and are responsible for our proportionate share of the capital and operating costs while being entitled to our proportionate share of the power generated.

While numerous bills have been introduced that address climate change from different perspectives, including through direct regulation of GHG emissions, the establishment of cap and trade programs and the establishment of Federal renewable portfolio standards, Congress has not passed any federal climate change legislation and we cannot predict when or if Congress will pass such legislation and in what form. In the absence of such legislation, the EPA is regulating GHG emissions under its existing authority pursuant to the Clean Air Act. For example, the EPA regulations require that major sources in the United States collect and report information regarding their GHG emissions. The first required annual reports for electric generating facilities were submitted to the EPA in September 2011. The first annual reports for petroleum and natural gas facilities were submitted in March 2012.
In March 2012, the EPA proposed New Source Performance Standards that would limit carbon dioxide emissions from new electric generating units (EGUs). The proposed limits would not apply to existing or reconstructed EGUs. The proposed rule was part of an agreement to settle litigation brought by states, municipalities and environmental groups. The settlement required that the standards be proposed by July 2011 and finalized by May 2012. It is not clear if the final standards will be issued by the May deadline.
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
Coal Combustion Residuals (CCRs) - In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs under the Resource Conservation and Recovery Act (RCRA). CCRs include fly ash, bottom ash and scrubber wastes. Under one approach, the EPA would regulate CCRs as a hazardous waste under Subtitle C of RCRA. This approach would have significant impacts on coal-fired plants, and would require plants to retrofit their operations to comply with hazardous waste requirements from the generation of CCRs and associated waste waters through transportation and disposal. This could also have a negative impact on the beneficial use of CCRs and the current markets associated with such use. The second approach would regulate CCRs as a solid waste under Subtitle D of RCRA. This approach would only affect disposal, most significantly any wet disposal, of CCRs. EPA has not yet issued a final CCR rule; however, at least one lawsuit has been filed to require EPA to do so. We cannot predict at this time the final requirements of any CCR regulations and what impact, if any, they would have on us, but the costs of complying with any such requirements could be significant.
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
On July 7, 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR) to reduce emissions from electric generating units that interfere with the ability of downwind states to achieve ambient air quality standards. Under the CSAPR, significant reductions in emissions of nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions reductions would be required beginning in 2012. The CSAPR was to become effective on January 1, 2012; however, on December 30, 2011, a Federal court ordered that CSAPR be stayed until a hearing could be held on the numerous legal challenges brought against EPA regarding the rule. A hearing was held in April 2012 and a decision on CSAPR will be issued sometime thereafter. The Federal court that stayed the CSAPR ordered that the Clean Air Interstate Rule remain in effect while the CSAPR is stayed. Regardless of the outcome of the stay hearing, CSAPR only applies to power plants within the eastern half of the United States, and, thus is only applicable to one plant in which we have an ownership interest, the Neal 4 plant located in Iowa. We do not expect CSAPR to affect any of the other plants in which we have an ownership interest.
We have joint ownership in generation plants located in South Dakota, North Dakota, Iowa and Montana that are or may become subject to various regulations that have been issued or proposed under the Clean Air Act, as discussed below.
South Dakota. The South Dakota DENR determined that the Big Stone Plant, of which we have a 23.4% ownership, is subject to the Regional Haze Rule. South Dakota DENR submitted its revised State Implementation Plan (SIP) and associated implementation rules to the EPA on September 19, 2011. Under the SIP, the Big Stone plant must install and operate a new BART compliant air quality control system (AQCS) to reduce SO2, NOx and particulate emissions as expeditiously as practicable, but no later than five years after the EPA's approval of South Dakota's SIP. The Administrator of EPA Region 8 signed the final rule approving the SIP in March 2012. The rule will be effective 30 days following its publication in the Federal Register. The current project cost for the AQCS is estimated to be approximately $490 million (our share is 23.4%).
Our incremental capital expenditure projections include amounts related to our share of the BART technologies at Big

Stone based on current estimates. We could, however, face additional capital or financing costs. We will seek to recover any such costs through the regulatory process. The South Dakota Public Utilities Commission (SDPUC) has historically allowed timely recovery of the costs of environmental improvements; however, there is no precedent on a project of this size.
Based on the finalized MATS standards, it appears that Big Stone would meet the requirements by installing the AQCS system and using mercury control technology such as activated carbon injection. Mercury emissions monitoring equipment is already installed at Big Stone, but its operation has been put on hold pending additional regulatory direction.
North Dakota. The North Dakota Regional Haze SIP requires the Coyote generating facility, of which we have 10% ownership, to reduce its NOx emissions. On February 23, 2010, the North Dakota Department of Health (NDDOH) issued a construction permit to Coyote Station requiring installation of control equipment to limit its NOx emissions to 0.5 pounds per million Btu as calculated on a 12-month rolling average basis. The control equipment must be installed by July 1, 2018 and compliance with the limit must begin on July 1, 2019. Subsequent to issuance of the construction permit, the NDDOH entered into further negotiations with the EPA on regional haze plan implementation. As part of those negotiations, Coyote agreed to accept a NOx emission limit of 0.5 pounds per million Btu as calculated on a 30-day rolling average basis, including periods of start-up and shutdown, beginning on July 1, 2018. The current estimate of the total cost of the project is approximately $6.0 million (our share is 10.0%). In April 2012, the EPA published the final rule partially approving and partially disapproving the North Dakota Regional Haze SIP. Those portions of the final rule that were partially disapproved do not impact Coyote.
Iowa. The Neal 4 generating facility, of which we have an 8.7% ownership, is installing a scrubber, a baghouse, activated carbon and a selective non-catalytic reduction system to comply with national ambient air quality standards, the CSAPR and MATS standards. These improvements are also expected to result in compliance with the regional haze provisions of the Clean Air Act. Capital expenditures for such equipment are currently estimated to be approximately $270 million (our share is 8.7%). The plant began incurring such costs in 2011 and the costs will be spread over the next three years. Our incremental capital expenditure projections include amounts related to our share of the emission control equipment at Neal 4 based on current estimates. We could, however, face additional capital or financing costs. We will seek to recover any such costs through the regulatory process.
Montana. Colstrip Unit 4, a coal fired generating facility in which we have a 30% interest, is currently controlling emissions of mercury under regulations issued by the State of Montana, which are more strict than the Federal MATS standard, and has been since January 2010. The owners do not believe additional equipment will be necessary to meet the MATS standards for mercury. Additionally, the Colstrip facility anticipates meeting the expected MATS for acid gases without additional costs. However, Colstrip may have to install additional controls to further reduce particulate matter to meet MATS using particulate matter as a surrogate for non-mercury metals. The Colstrip owners are continuing to determine what may be required and while it is not possible to predict costs at this time, the costs of additional controls could be significant.
In March 2012, EPA issued a proposed Federal Implementation Plan for Montana to address regional haze, which is expected to be finalized in 2012. As proposed, Colstrip does not have to improve removal efficiency for pollutants that contribute to regional haze including SO2, NOx and particulate matter.The plant operator has indicated there would be no additional costs to comply with the proposed Federal Implementation Plan.

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

Meanwhile, on October 31, 2010, NorthWestern filed with the MPSC, consistent with the direction of the arbitration panel, for a determination of the inputs that will be used to calculate contract rates for periods subsequent to June 30, 2006. The MPSC has not yet ruled on our filing. On June 30, 2011, CELP submitted another demand for arbitration, seeking clarification from the same panel regarding the panel's intent as to the implementation of its award in Contract Years 17 (July 2005 - June 2006) and 18 (July 2006 - June 2007). The parties initially agreed to submit the matter without witnesses but following simultaneous submission of briefs in February 2012 and a hearing on March 1, 2012, the arbitration panel has requested further proceedings, including witness testimony at a hearing scheduled for July 30 through August 1, 2012. Based on our current assumptions (including current discount rates), if CELP prevailed entirely, we could be required to increase our QF liability by approximately $20 million. If we prevailed entirely, we could reduce our QF liability by up to $42 million. Due to the uncertainty around resolution of this matter, we currently are unable to predict its outcome. In addition, settlement discussions concerning these claims are ongoing.

Other Legal Proceedings

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

OVERVIEW

NorthWestern Corporation, doing business as Northwestern Energy, provides electricity and natural gas to approximately 668,300 customers in Montana, South Dakota and Nebraska. For a discussion of NorthWestern’s business strategy, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

Significant achievements during the three months ended March 31, 2012 include:

•	Received a final order from the MPSC approving total project costs and establishing final rates for DGGS;

•	Received approval from the MPSC for Spion Kop wind project in Montana; and

•	Submitted an application with the MPSC to place our majority interest in the Battle Creek Field natural gas production fields and gathering system acquired in 2010 in regulated natural gas rate base.

Dave Gates Generating Station at Mill Creek
Our regulatory filings seeking approval of rates related to DGGS are based on approximately 80% of our revenues related to the facility being subject to the MPSC's jurisdiction and approximately 20% being subject to FERC's jurisdiction. Intervenors in both jurisdictions have been challenging our proposed allocation methodology. In March 2012, the MPSC issued a final order in review of our previously submitted required compliance filing. The MPSC found that the total project costs incurred were prudent and established final rates. As a result of the lower than estimated construction costs and impact of the flow-through of accelerated state tax depreciation, the final rates are lower than our 2011 interim rates. The amount we over collected of approximately $6.2 million will be refunded to customers over a one-year period beginning in May 2012. The MPSC's final order approves using our proposed cost allocation methodology on a temporary basis, and requires us to complete a study of the relative contribution of retail and wholesale customers to regulation capacity needs. The results of this study may be used in determining future cost allocations between retail and wholesale customers.

Based on the MPSC's final order we recognized revenue of approximately $2.7 million during the three months ended March 31, 2012 that we had previously deferred pending outcome of the allocation uncertainty. In addition, we expect DGGS related margin to increase by approximately $4.5 million for the full year of 2012 as compared to 2011 because we flowed through the state related benefit of bonus depreciation to customers during 2011.

A FERC hearing regarding DGGS rates is scheduled for June 11, 2012 and an initial decision is scheduled to be issued on September 24, 2012. We continue to bill customers interim rates which have been effective since January 1, 2011. These interim rates are subject to refund plus interest pending final resolution at FERC.

Through March 31, 2012, we have deferred revenue of approximately $1.9 million associated with DGGS due to lower than estimated construction costs, our current estimate of operating expenses as compared to amounts included in our interim rate requests, and uncertainty related to the FERC's ultimate treatment of our cost allocation methodology. This uncertainty could result in an inability to fully recover our costs, as well as requiring us to refund more interim revenues than our current estimate.

DGGS, which began commercial operation on January 1, 2011, was shut down on January 31, 2012 after problems were discovered in the power turbines of two of the generation units. Similar problems were subsequently found in the third unit. We expect two of the three units to be returned to service by April 30, 2012 using either the original turbines after servicing by their supplier Pratt & Whitney Power Systems (PWPS) or turbines on loan from PWPS. We are coordinating with PWPS to investigate the root cause of the problem, which is expected to take several months. When the root cause of the problem is determined, the units may require modification or further service. However, in that event, we anticipate that work will be performed in a manner that will not require DGGS to be taken completely off-line. We expect the turbine repair costs will be covered under the manufacturer's warranty. We are also, however, incurring incremental costs for contracts with third parties for replacement regulation service. During the first quarter of 2012, our incremental costs for replacement regulation service totaled approximately $0.5 million. We have been actively managing our contracted service in an effort to reduce these costs as much as possible as DGGS is brought back into service. We believe the incremental contracted costs for regulation service are recoverable from customers through our normal course of business; however, there can be no assurance that the MPSC and/or FERC will allow us full recovery of such costs.

Wind Generation
In February 2012, the MPSC approved our application for pre-approval to purchase a wind project in Judith Basin County in Montana to be developed and constructed by Spion Kop Wind, LLC, a wholly-owned subsidiary of Compass Wind, LLC (Compass) that would provide approximately 40 MW of capacity, with an estimated cost for the total project of approximately $86 million. The approval includes an authorized rate of return of 7.4%, which was computed using a 10.0% return on equity, a 5.0% estimated cost of debt and a capital structure consisting of 52% debt and 48% equity. The approval also includes a performance condition that would reduce our revenue requirement if the average production failed to meet a minimum threshold for the first three years. We do not believe this performance condition will have a significant impact. Construction has commenced and commercial operation is projected to begin by December 31, 2012. Both the energy and associated renewable energy credits would be placed into our electric supply portfolio to meet future customer loads and renewable portfolio standards obligations.

Battle Creek
In March 2012, we submitted an application with the MPSC to place our majority interest in the Battle Creek Field natural gas production fields and gathering system acquired in 2010 in regulated natural gas rate base. The application reflects a joint stipulation between us and the MCC of a 10.0% return on equity and a capital structure consisting of 52% debt and 48% equity. Since November 2010, the cost of service for the natural gas produced, including a return on our investment has been included in our natural gas supply tracker on an interim basis. Pending MPSC approval, the corresponding amounts included in the natural gas supply tracker are subject to refund and through March 31, 2012, we have deferred revenue of approximately $1.8 million based on the difference between our cost of service and current natural gas market prices.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$207.1	$208.6	$(1.5)	(0.7)%
Natural Gas	101.7	129.2	(27.5)	(21.3)
Other	0.3	0.4	(0.1)	(25.0)
	$309.1	$338.2	$(29.1)	(8.6)%

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$83.0	$84.4	$(1.4)	(1.7)%
Natural Gas	55.4	77.6	(22.2)	(28.6)
	$138.4	$162.0	$(23.6)	(14.6)%

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$124.1	$124.2	$(0.1)	(0.1)%
Natural Gas	46.3	51.6	(5.3)	(10.3)
Other	0.3	0.4	(0.1)	(25.0)
	$170.7	$176.2	$(5.5)	(3.1)%

Primary components of the change in gross margin include the following:

Gross Margin 2012 vs. 2011
(in millions)
Electric and natural gas retail volumes	$(8.2)
Montana property tax tracker	(1.3)
Gas production	(0.7)
Operating expenses recovered in energy supply trackers	(0.3)
DGGS	4.5
South Dakota natural gas rate increase	0.6
Other	(0.1)
Decrease in Consolidated Gross Margin	$(5.5)

This $5.5 million decrease in gross margin includes the following:

•	A decrease in electric and natural gas retail volumes due primarily to warmer winter weather;

•	A decrease in Montana property taxes included in a tracker as compared to the same period in 2011;

•	A decrease in gas production margin from lower market prices; and

•	Lower revenues for operating expenses recovered in energy supply trackers, primarily related to customer efficiency programs.

These decreases were partly offset by the following:

•	Higher DGGS related revenues, including approximately $2.7 million that we had deferred in prior periods pending outcome of allocation uncertainty in Montana; and

•	An increase in South Dakota natural gas rates.

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$65.6	$67.4	$(1.8)	(2.7)%
Property and other taxes	23.7	25.4	(1.7)	(6.7)
Depreciation	26.4	25.3	1.1	4.3
	$115.7	$118.1	$(2.4)	(2.0)%

Consolidated operating, general and administrative expenses were $65.6 million for the three months ended March 31, 2012, as compared with $67.4 million for the three months ended March 31, 2011. Primary components of the change include the following:

Operating, General & Administrative Expenses
2012 vs. 2011
(in millions)
Operating and maintenance	$(1.8)
Operating expenses recovered in energy supply trackers	(0.3)
Other	0.3
Decrease in Operating, General & Administrative Expenses	$(1.8)

The decrease in operating, general and administrative expenses of $1.8 million was primarily due to timing related proactive line maintenance as compared to the same period in 2011. We expect these costs to be higher for the remainder of the year. Lower operating expenses primarily related to costs incurred for customer efficiency programs, which are recovered from customers through energy supply trackers and have no impact on operating income, also contributed to the decrease in operating, general and administrative expenses.

Property and other taxes was $23.7 million for the three months ended March 31, 2012, as compared with $25.4 million in the first quarter of 2011. This decrease was due primarily to lower actual 2011 property taxes than our initial estimate based on assessed property valuations and mill levy increases in Montana, offset in part by plant additions. We estimate property taxes throughout each year and update to the actual expense when we receive our Montana property tax bills in November.

Depreciation expense was $26.4 million for the three months ended March 31, 2012, as compared with $25.3 million in the first quarter of 2011. This increase was primarily due to plant additions.

Consolidated operating income for the three months ended March 31, 2012 was $55.0 million, as compared with $58.1 million in the first quarter of 2011. This decrease was primarily due to a decrease in gross margin offset in part by lower operating expenses as discussed above.

Consolidated interest expense for the three months ended March 31, 2012 was $16.0 million, as compared with $17.1 million in the first quarter of 2011. This decrease was primarily due to lower interest rates on debt outstanding.

Consolidated other income for the three months ended March 31, 2012 was $1.0 million, as compared with $0.8 million in the first quarter of 2011. The increase was primarily due to higher capitalization of allowance for funds used during construction.

We had a consolidated income tax expense for the three months ended March 31, 2012 of $8.0 million, as compared with $9.2 million in the same period of 2011. This decrease is primarily due to lower taxable income and higher repairs deductions.

Consolidated net income for the three months ended March 31, 2012 was $32.0 million as compared with $32.6 million for the same period in 2011. This decrease was primarily due to lower operating income offset in part by lower interest expense, higher other income, and lower income tax expense as discussed above.

ELECTRIC SEGMENT

Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011

	Results
	2012	2011	Change	% Change
	(dollars in millions)
Retail revenue	$192.0	$196.2	$(4.2)	(2.1)%
Transmission	11.1	10.9	0.2	1.8
Wholesale	0.9	0.3	0.6	200.0
Regulatory amortization and other	3.1	1.2	1.9	158.3
Total Revenues	207.1	208.6	(1.5)	(0.7)
Total Cost of Sales	83.0	84.4	(1.4)	(1.7)
Gross Margin	$124.1	$124.2	$(0.1)	(0.1)%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2012	2011	2012	2011	2012	2011
	(in thousands)
Retail Electric
Montana	$72,137	$75,663	671	731	274,164	272,526
South Dakota	12,986	13,393	160	179	48,840	48,705
Residential	85,123	89,056	831	910	323,004	321,231
Montana	75,696	77,133	794	820	62,010	61,459
South Dakota	16,916	16,309	235	238	11,954	11,789
Commercial	92,612	93,442	1,029	1,058	73,964	73,248
Industrial	9,637	9,183	730	692	73	72
Other	4,581	4,520	23	24	4,511	4,620
Total Retail Electric	$191,953	$196,201	2,613	2,684	401,552	399,171
Total Wholesale Electric	$869	$309	53	31	—	—

	Degree Days			2012 as compared with:
Heating Degree-Days	2012	2011	Historic Average	2011	Historic Average
Montana	3,039	3,490	3,319	13% warmer	8% warmer
South Dakota	3,417	4,569	4,103	25% warmer	17% warmer

The following summarizes the components of the changes in electric gross margin for the three months ended March 31, 2012 and 2011:

Gross Margin 2012 vs. 2011
(in millions)
Retail volumes	$(4.2)
Montana property tax tracker	(0.8)
DGGS	4.5
Operating expenses recovered in energy supply trackers	0.3
Other	0.1
Decrease in Gross Margin	$(0.1)

Gross margin remained relatively flat, with a decrease in retail volumes during the three months ended March 31, 2012 due primarily to warmer winter weather and a decrease in Montana property taxes included in a tracker as compared to the same period in 2011, offset by higher revenue from DGGS rates, as discussed above, and higher revenues for operating expenses recovered in energy supply trackers primarily related to customer efficiency programs.

Retail volumes decreased from warmer winter weather, which were offset in part by an increase in customers. Wholesale volumes increased from higher plant utilization in 2012. Lower plant utilization in 2011 was due to the combination of market conditions and scheduled maintenance.

NATURAL GAS SEGMENT

Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011

	Results
	2012	2011	Change	% Change
	(dollars in millions)
Retail revenue	$95.6	$121.0	$(25.4)	(21.0)%
Wholesale and other	6.1	8.2	(2.1)	(25.6)
Total Revenues	101.7	129.2	(27.5)	(21.3)
Total Cost of Sales	55.4	77.6	(22.2)	(28.6)
Gross Margin	$46.3	$51.6	$(5.3)	(10.3)%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2012	2011	2012	2011	2012	2011
	(in thousands)
Retail Gas
Montana	$41,839	$51,100	4,983	5,638	159,886	159,029
South Dakota	10,363	13,306	1,256	1,599	38,098	37,712
Nebraska	9,421	11,486	1,141	1,382	36,918	36,949
Residential	61,623	75,892	7,380	8,619	234,902	233,690
Montana	21,050	26,438	2,524	2,915	22,427	22,273
South Dakota	6,653	9,302	1,051	1,332	6,001	5,954
Nebraska	5,415	8,242	829	1,287	4,639	4,636
Commercial	33,118	43,982	4,404	5,534	33,067	32,863
Industrial	443	691	54	78	277	282
Other	395	449	53	58	150	145
Total Retail Gas	$95,579	$121,014	11,891	14,289	268,396	266,980

	Degree Days			2012 as compared with:
Heating Degree-Days	2012	2011	Historic Average	2011	Historic Average
Montana	3,039	3,490	3,319	13% warmer	8% warmer
South Dakota	3,417	4,569	4,103	25% warmer	17% warmer
Nebraska	2,949	3,573	3,410	17% warmer	14% warmer

The following summarizes the components of the changes in natural gas gross margin for the three months ended March 31, 2012 and 2011:

Gross Margin 2012 vs. 2011
(in millions)
Retail volumes	$(4.0)
Gas production	(0.7)
Operating expenses recovered in energy supply trackers	(0.6)
Montana property tax tracker	(0.5)
South Dakota rate increase	0.6
Other	(0.1)
Decrease in Gross Margin	$(5.3)

This decrease in gross margin and volumes during the three months ended March 31, 2012 was primarily due to warmer winter weather, a decrease in gas production margin from lower market prices, lower revenues for operating expenses recovered in energy supply trackers primarily related to customer efficiency programs, and a decrease in Montana property taxes included in a tracker as compared to the same period in 2011. These decreases were offset in part by an increase in South Dakota natural gas rates. Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales. In addition, average natural gas supply prices decreased in 2012 resulting in lower retail revenues and cost of sales as compared with 2011, with no impact to gross margin.

LIQUIDITY AND CAPITAL RESOURCES

We issue debt securities to refinance retiring maturities, reduce short-term debt, fund construction programs and for other general corporate purposes. Short-term liquidity is provided by internal cash flows, the sale of commercial paper and use of our revolving credit facility. We utilize our short-term borrowings and / or revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. Short-term borrowings may also be used to temporarily fund utility capital requirements. As of March 31, 2012, our total net liquidity was approximately $184.8 million including $7.8 million of cash and $177.0 million of revolving credit facility availability. Revolving credit facility availability was $190.0 million as of April 20, 2012.

The following table presents additional information about short term borrowings during the three months ended March 31, 2012 (in millions):

Amount outstanding	$113.0
Daily average amount outstanding	$126.5
Maximum amount outstanding	$166.9

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

As of March 31, 2012, we are under collected on our current Montana natural gas and electric trackers by approximately $4.9 million, as compared with an under collection of $14.7 million as of December 31, 2011, and an under collection of $2.7 million as of March 31, 2011.

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

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and impact our trade credit availability. Fitch Ratings (Fitch), Moody's Investors Service (Moody’s) and Standard and Poor’s Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of April 20, 2012, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A-	BBB+	F2	Positive
Moody’s	A2	Baa1	Prime-2	Stable
S&P	A-	BBB	A-2	Stable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net income	$32.0	$32.6
Non-cash adjustments to net income	46.8	45.6
Changes in working capital	48.0	41.2
Other	(6.9)	2.7
	119.9	122.1

Investing Activities
Property, plant and equipment additions	(47.1)	(37.6)
Other	0.1	—
	(47.0)	(37.6)

Financing Activities
Net repayment of debt	(57.7)	(70.6)
Dividends on common stock	(13.4)	(13.0)
Other	0.1	0.1
	(71.0)	(83.5)

Net Increase in Cash and Cash Equivalents	$1.9	$1.0
Cash and Cash Equivalents, beginning of period	$5.9	$6.2
Cash and Cash Equivalents, end of period	$7.8	$7.2

Cash Provided by Operating Activities

As of March 31, 2012, cash and cash equivalents were $7.8 million as compared with $5.9 million at December 31, 2011 and $7.2 million at March 31, 2011. Cash provided by operating activities totaled $119.9 million for the three months ended March 31, 2012 as compared with $122.1 million during the three months ended March 31, 2011. This decrease in operating cash flows is primarily due to timing of contributions to our qualified pension plans compared with the same period in 2011 and increased expenditures related to the DSIP implementation offset in part by improvements in the collection of our supply costs.

Cash Used in Investing Activities

Cash used in investing activities increased by approximately $9.4 million as compared with the first three months of 2011. Plant additions during the first quarter of 2012 include supply related capital expenditures of approximately $17.6 million, primarily related to the 60 MW peaking facility in South Dakota, and DSIP capital expenditures of approximately $2.9 million.

Cash Used in Financing Activities

Cash used in financing activities totaled approximately $71.0 million during the three months ended March 31, 2012 as compared with approximately $83.5 million during the three months ended March 31, 2011. During the three months ended March 31, 2012, net cash used in financing activities consisted of net repayments of commercial paper of $54.0 million, the repayment of long-term debt of $3.8 million and the payment of dividends of $13.4 million. During the three months ended March 31, 2011, net cash used in financing activities consisted of net revolving credit facility repayments of $153.0 million, net issuance of commercial paper of $86.0 million, the repayment of long-term debt of $3.6 million and the payment of dividends of $13.0 million.

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

We anticipate the need for equity financing as we proceed further with supply, transmission or a combination of other strategic growth investment opportunities. To fund our strategic growth opportunities we intend to utilize available cash flow, debt capacity that would allow us to maintain investment grade ratings, and based on current plans, issue equity financing of up to $100 million over the next three years. We plan to maintain a 50 - 55% debt to total capital ratio excluding capital leases, and expect to continue targeting a long-term dividend payout ratio of 60 - 70% of net income; however, there can be no assurance that we will be able to meet these targets.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of March 31, 2012. See our Annual Report on Form 10-K for the year ended December 31, 2011 for additional discussion.

	Total	2012	2013	2014	2015	2016	Thereafter
	(in thousands)
Long-term debt	$905,055	$—	$—	$—	$—	$150,000	$755,055
Capital leases	34,322	1,147	1,613	1,667	1,732	1,837	26,326
Short-term borrowings	112,978	112,978	—	—	—	—	—
Future minimum operating lease payments	3,630	1,487	1,113	540	199	77	214
Estimated pension and other postretirement obligations (1)	65,398	8,598	15,400	13,800	13,800	13,800	N/A
Qualifying facilities liability (2)	1,252,167	50,595	69,816	72,354	74,135	75,945	909,322
Supply and capacity contracts (3)	1,717,442	208,800	261,378	191,418	117,537	118,340	819,969
Contractual interest payments on debt (4)	514,563	42,459	51,073	51,073	51,073	50,819	268,066
Total Commitments (5)	$4,605,555	$426,064	$400,393	$330,852	$258,476	$410,818	$2,778,952
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

(3)	We have entered into various purchase commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 20 years.

(4)	We have assumed a weighted average interest rate of 0.45% on outstanding short-term borrowing amounts through maturity.

(5)	Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

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

As of March 31, 2012, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the LIBOR plus a credit spread, ranging from 0.88% to 1.75% over LIBOR. To more cost effectively meet short-term cash requirements, we established a program where we may issue commercial paper; which is supported by our revolving credit facility. Since commercial paper terms are short-term, we are subject to interest rate risk. As of March 31, 2012, we had approximately $113.0 million of commercial paper outstanding and no borrowings on our revolving credit facility. A 1% increase in interest rates would increase our annual interest expense by approximately $1.1 million.

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

Counterparty Credit Risk

We are exposed to counterparty credit risk related to the ability of our counterparties to meet their contractual payment obligations, and the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. We have risk management policies in place to limit our transactions to high quality counterparties. We monitor closely the status of our counterparties and take action, as appropriate, to further manage this risk. This includes, but is not limited to, requiring letters of credit or prepayment terms. There can be no assurance, however, that the management tools we employ will eliminate the risk of loss.

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

During the quarter ended March 31, 2012, we implemented new income tax software to gain more utility specific functionality. The system changes are not being made in response to any material weakness in our internal controls. This software is specialized to the utility industry and provides us a more integrated process of reconciling our temporary and permanent tax differences to our financial statements. This implementation has resulted in certain changes to business processes and internal controls impacting financial reporting. We have taken steps to monitor and maintain appropriate internal control over financial reporting during this period of system change and will continue to evaluate the operating effectiveness of related controls during subsequent periods.

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

For example, in our regulatory filings related to DGGS, we proposed an allocation of approximately 80% of costs to retail customers subject to the MPSC's jurisdiction and approximately 20% allocated to wholesale customers subject to FERC's jurisdiction. There is uncertainty related to the FERC's ultimate treatment of our cost allocation methodology, which could result in an inability to fully recover our costs, as well as requiring us to refund more interim revenues than our current estimate.

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

 As of March 31, 2012, we have capitalized approximately $22.3 million in preliminary survey and investigative costs related to MSTI. If we are unable to complete the development and ultimate construction of MSTI or decide to delay or cancel construction for any reason, including failure to receive necessary regulatory approvals and/or siting or environmental permits, we may not be able to recover our investment. Even if MSTI is completed, the total costs may be higher than estimated and there is no assurance that we will be able to recover such costs from MSTI customers. If our efforts to complete MSTI are not successful we may have to write-off all or a portion of these costs, which could have a material adverse effect on our results of operations.

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

Our business could be adversely affected by union disputes and strikes or work stoppages by our bargaining unit employees.

Union contracts covering approximately 400 of our Montana employees expire at various dates throughout 2012, with the largest union contract, representing approximately 340 employees, expiring on April 30, 2012. We have been negotiating with this union and they are currently voting on our latest proposal. We expect to be notified of the voting results by April 30, 2012 and cannot predict the outcome of the vote. If our proposal is rejected, a strike or work stoppage could occur, which could adversely affect our results of operations.

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

Operational risks also include facility shutdowns due to breakdown or failure of equipment or processes, labor disputes, operator error, catastrophic events such as fires, explosions, floods, and intentional acts of destruction or other similar occurrences affecting the electric generating facilities; and operational changes necessitated by environmental legislation or regulation. The loss of a major electric generating facility would require us to find other sources of supply, if available, and expose us to higher purchased power costs. For example, DGGS, which began commercial operation on January 1, 2011, was shut down on January 31, 2012 after problems were discovered in the power turbines of two of the generation units. Similar problems were subsequently found in the third unit. We have incurred incremental costs for contracts with third parties for replacement regulation service. To the extent that the repair costs are not covered by the manufacturer's warranty or the incremental contract costs are not fully recoverable from customers, our results of operations and financial position could be adversely affected.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.           OTHER INFORMATION

In June 2011, the FASB issued guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. We adopted this standard as of January 1, 2012 and present net income and other comprehensive income in one continuous statement. The table below reflects the retrospective application of this guidance for each of the three years ended December 31. The retrospective application did not have a material impact on our financial condition or results of operations.

	December 31,
	2011	2010	2009
Net Income	$92,556	$77,376	$73,420
Other comprehensive income (loss), net of tax:
Reclassification of net gains on derivative instruments to net income, net of taxes of $458 for 2011	(4,302)	(1,188)	(1,188)
Pension and postretirement medical liability adjustment, net of taxes of $155, $75 and $1,088, respectively	(581)	(134)	(1,737)
Foreign currency translation adjustment	25	111	296
Total other comprehensive loss	(4,858)	(1,211)	(2,629)

Comprehensive Income	$87,698	$76,165	$70,791

ITEM 6.                      EXHIBITS

(a) Exhibits

Exhibit 10.1—Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 21, 2012, Commission File No. 1-10499).

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

NorthWestern Corporation
Date:	April 25, 2012	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1
Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 21, 2012, Commission File No. 1-10499).

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