Form 10-Q
period 2012-06-30
NORTHWESTERN CORP
filed 2012-07-24
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Common Stock, Par Value $0.01
37,202,374 shares outstanding at July 20, 2012

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

•
we have capitalized approximately $23.5 million in preliminary survey and investigative costs related to our proposed Mountain States Transmission Intertie (MSTI) transmission project. If we abandon our efforts to pursue MSTI we may have to write-off all or a portion of these costs which could have a material effect on our results of operations;

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the Securities and Exchange Commission (SEC) on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” “NorthWestern Corporation,” “NorthWestern Energy,” and “NorthWestern” refer specifically to NorthWestern Corporation and its subsidiaries.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	June 30, 2012	December 31, 2011

ASSETS
Current Assets:
Cash and cash equivalents	$8,105	$5,928
Restricted cash	7,857	12,716
Accounts receivable, net	102,931	147,151
Inventories	43,012	59,532
Regulatory assets	42,710	48,900
Deferred income taxes	18,457	6,522
Other	10,535	9,450
Total current assets	233,607	290,199
Property, plant, and equipment, net	2,266,196	2,213,267
Goodwill	355,128	355,128
Regulatory assets	320,860	308,804
Other noncurrent assets	48,298	43,040
Total assets	$3,224,089	$3,210,438
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$1,561	$1,370
Current maturities of long-term debt	—	3,792
Short-term borrowings	129,968	166,934
Accounts payable	58,318	76,735
Accrued expenses	176,356	193,939
Regulatory liabilities	28,488	33,184
Total current liabilities	394,691	475,954
Long-term capital leases	32,395	32,918
Long-term debt	905,061	905,049
Deferred income taxes	321,408	282,406
Noncurrent regulatory liabilities	270,219	265,987
Other noncurrent liabilities	399,113	389,012
Total liabilities	2,322,887	2,351,326
Commitments and Contingencies (Note 13)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 40,660,436 and 37,081,672 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	407	398
Treasury stock at cost	(90,897)	(90,273)
Paid-in capital	843,021	816,700
Retained earnings	145,185	128,631
Accumulated other comprehensive income	3,486	3,656
Total shareholders' equity	901,202	859,112
Total liabilities and shareholders' equity	$3,224,089	$3,210,438
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Electric	$196,176	186,789	$403,231	$395,411
Gas	48,101	64,692	149,847	193,904
Other	326	325	625	751
Total Revenues	244,603	251,806	553,703	590,066
Operating Expenses
Cost of sales	96,427	110,407	234,823	272,478
Operating, general and administrative	67,096	69,539	132,669	136,922
Property and other taxes	25,934	20,550	49,599	45,946
Depreciation	26,426	25,066	52,859	50,381
Total Operating Expenses	215,883	225,562	469,950	505,727
Operating Income	28,720	26,244	83,753	84,339
Interest Expense, net	(15,893)	(16,896)	(31,855)	(34,043)
Other Income	1,176	1,106	2,160	1,911
Income Before Income Taxes	14,003	10,454	54,058	52,207
Income Tax (Expense) Benefit	(2,565)	516	(10,577)	(8,662)
Net Income	$11,438	$10,970	$43,481	$43,545
Other comprehensive (loss) income, net of tax:
Reclassification of net gains on derivative instruments	(191)	(297)	(374)	(594)
Postretirement medical liability adjustment	—	—	205	—
Foreign currency translation	46	18	(1)	69
Total Other Comprehensive Loss	(145)	(279)	(170)	(525)
Comprehensive Income	$11,293	$10,691	$43,311	$43,020
Average Common Shares Outstanding	36,635	36,258	36,482	36,250
Basic Earnings per Average Common Share	$0.31	$0.30	$1.19	$1.20
Diluted Earnings per Average Common Share	$0.31	$0.30	$1.19	$1.19
Dividends Declared per Average Common Share	$0.37	$0.36	$0.74	$0.72

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net Income	$43,481	$43,545
Items not affecting cash:
Depreciation	52,859	50,381
Amortization of debt issue costs, discount and deferred hedge gain	180	798
Amortization of restricted stock	1,638	1,066
Equity portion of allowance for funds used during construction	(1,831)	(552)
Gain on disposition of assets	(122)	(13)
Deferred income taxes	27,067	25,557
Changes in current assets and liabilities:
Restricted cash	4,859	(1,159)
Accounts receivable	44,220	36,787
Inventories	16,520	6,407
Other current assets	(1,085)	(4,141)
Accounts payable	(17,217)	(18,900)
Accrued expenses	(14,729)	7,868
Regulatory assets	(1,026)	9,091
Regulatory liabilities	(4,696)	2,111
Other noncurrent assets	(13,298)	(4,112)
Other noncurrent liabilities	8,247	8,726
Cash provided by operating activities	145,067	163,460
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(97,812)	(71,857)
Proceeds from sale of assets	149	209
Cash used in investing activities	(97,663)	(71,648)
FINANCING ACTIVITIES:
Treasury stock activity	(624)	125
Proceeds from issuance of common stock, net	23,876	—
Dividends on common stock	(26,927)	(25,952)
Repayments on long-term debt	(3,833)	(3,626)
Line of credit borrowings	—	80,000
Line of credit repayments	—	(233,000)
(Repayments) issuances of short-term borrowings, net	(36,965)	89,988
Financing costs	(754)	(1,041)
Cash used in financing activities	(45,227)	(93,506)
Increase (Decrease) in Cash and Cash Equivalents	2,177	(1,694)
Cash and Cash Equivalents, beginning of period	5,928	6,234
Cash and Cash Equivalents, end of period	$8,105	$4,540
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	1,944	18
Interest	25,825	26,463
Significant non-cash transactions:
Capital expenditures included in accounts payable and accrued expenses	15,756	4,740

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to June 30, 2012, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Change in Accounting Policy

We perform our goodwill impairment test annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. Prior to 2012, we performed the annual impairment testing of goodwill using October 1 as the measurement date. Our annual financial and strategic planning process includes an update of our long-term cash flow projections during the first quarter, creating a difference in the timing of our long-term planning cycle as compared with our annual impairment test. These long-term cash flow projections are a key component in performing our annual impairment test of goodwill. Accordingly, effective with our 2012 annual impairment test, we have changed our goodwill impairment test date from October 1 to April 1 of each year. This change was made to better align the timing of our annual impairment testing with the timing of our annual strategic planning process. We believe this change is preferable as it allows us to more efficiently utilize the reporting units' long-term financial projections, which are generated from the annual strategic planning process, as the basis for performing our annual impairment testing. This change does not result in any delay, acceleration or avoidance of impairment, nor does this change result in adjustments to previously issued financial statements. This change was applied prospectively beginning on October 1, 2011; retrospective application to prior periods is impracticable as we are unable to objectively determine, without the use of hindsight, the assumptions that would have been used in those earlier periods.

We completed our goodwill impairment test as of April 1, 2012 and no impairment was identified. For further discussion see Note 4 - Goodwill.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain Qualifying Facility (QF) plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 Megawatt (MW) coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per Megawatt Hour (MWH) (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $401.8 million through 2024.

(2) New Accounting Standards

Accounting Standards Issued

There have been no new accounting pronouncements or changes in accounting pronouncements issued during the six months ended June 30, 2012 that are of significance, or potential significance, to us.

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

Our effective tax rate was 18.3% and 19.6% for the three and six months ended June 30, 2012 as compared with (4.9)% and 16.6% for the three and six months ended June 30, 2011. The following table summarizes the significant differences from the federal statutory rate, which resulted in reduced income tax expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income Before Income Taxes	$14,003	$10,454	$54,058	$52,207

Income tax calculated at 35% federal statutory rate	(4,901)	(3,659)	(18,920)	(18,272)

Permanent or flow through adjustments:
Flow-through repairs deductions	2,168	1,520	7,739	5,502
Flow-through of state bonus depreciation deduction	512	679	1,883	3,282
Recognition of state net operating loss benefit/valuation allowance release	—	1,555	—	2,402
State income tax and other, net	(344)	421	(1,279)	(1,576)
	$2,336	$4,175	$8,343	$9,610

Income tax (expense) benefit	$(2,565)	$516	$(10,577)	$(8,662)

Our effective tax rate differs from the federal statutory tax rate of 35% primarily due to the regulatory impact of flowing through the federal and state tax benefit of repairs deductions and state tax benefit of bonus depreciation deductions. The regulatory accounting treatment of these deductions requires immediate income recognition for temporary tax differences of this type, which is referred to as the flow-through method. When the flow-through method of accounting for temporary differences is reflected in regulated revenues, we record deferred income taxes and establish related regulatory assets and liabilities.

Uncertain Tax Positions

We have unrecognized tax benefits of approximately $134.3 million as of June 30, 2012, including approximately $80.0 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitations within the next twelve months.

The Internal Revenue Service (IRS) issued guidance during the third quarter of 2011 providing a safe harbor method for determining the tax treatment of repair costs related to electric transmission and distribution property. We anticipate electing the safe harbor method when we file our 2011 tax return during the third quarter of 2012. We expect this election to result in a favorable adjustment to related repairs deductions and unrecognized tax benefits ranging from approximately $3.0 million to $8.0 million.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the six months ended June 30, 2012, we have not recognized expense for interest or penalties, and do not have any amounts accrued at June 30, 2012 and December 31, 2011, respectively, for the payment of interest and penalties.

Our federal tax returns from 2000 forward remain subject to examination by the IRS.

(4)	Goodwill

We completed our annual goodwill impairment test as of April 1, 2012 and no impairments were identified. We calculate the fair value of our reporting units by considering various factors, including valuation studies based primarily on a discounted cash flow analysis, with published industry valuations and market data as supporting information. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in our service territory, regulatory stability, and commodity prices (where appropriate), as well as other factors that affect our revenue, expense and capital expenditure projections.

The long-term growth rates used for our reporting units reflect increased infrastructure investment. However, even if we assumed a 10% reduction in cash flows for either reporting unit, there would be no impairment of goodwill. Additionally, due to our regulated environment, if an increase in the cost of capital occurred, the effect on the corresponding reporting unit's fair value should be ultimately offset by a similar increase in the reporting unit's regulated revenues since those rates include a component that is based on the reporting unit's cost of capital.

There were no changes in our goodwill during the six months ended June 30, 2012. Goodwill by segment is as follows for both June 30, 2012 and December 31, 2011 (in thousands):

Electric	$241,100
Natural gas	114,028
$355,128

(5)	Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	June 30, 2012
	Three Months Ended			Six Months Ended
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$46	$—	$46	$(1)	$—	$(1)
Reclassification of net gains on derivative instruments to net income	(297)	106	(191)	(594)	220	(374)
Pension and postretirement medical liability adjustment	—	—	—	333	(128)	205
Other comprehensive loss	$(251)	$106	$(145)	$(262)	$92	$(170)

	June 30, 2011
	Three Months Ended			Six Months Ended
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$18	$—	$18	$69	$—	$69
Reclassification of net gains on derivative instruments to net income	(297)	—	(297)	(594)	—	(594)
Other comprehensive loss	$(279)	$—	$(279)	$(525)	$—	$(525)

Balances by classification included within accumulated other comprehensive income (AOCI) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	June 30, 2012	December 31, 2011
Foreign currency translation	$419	$420
Derivative instruments designated as cash flow hedges	4,601	4,975
Pension and postretirement medical plans	(1,534)	(1,739)
Accumulated other comprehensive income	3,486	3,656

(6)	Risk Management and Hedging Activities

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

Objectives and Strategies for Using Derivatives

To manage our exposure to fluctuations in commodity prices we routinely enter into derivative contracts, such as fixed-price forward purchase and sales contracts. The objective of these transactions is to fix the price for a portion of anticipated energy purchases to supply our customers. These types of contracts are included in our electric and natural gas supply portfolios and are used to manage price volatility risk by taking advantage of fluctuations in market prices. While individual contracts may be above or below market value, the overall portfolio approach is intended to provide greater price stability for consumers. These commodity costs are included in our cost tracking mechanisms and are recoverable from customers subject to prudence reviews by the applicable state regulatory commissions. We do not maintain a trading portfolio, and our derivative transactions are only used for risk management purposes consistent with regulatory guidelines. In addition, we may use interest rate swaps to manage our interest rate exposures associated with new debt issuances or to manage our exposure to fluctuations in interest rates on variable rate debt.

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

Normal Purchases and Normal Sales

We have applied the normal purchase and normal sale scope exception (NPNS) to most of our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Financial Statements at June 30, 2012 and December 31, 2011. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

Mark-to-Market Transactions	Balance Sheet Location	June 30, 2012	December 31, 2011

Natural gas net derivative liability	Accrued Expenses	$13,097	$20,312

The following table represents the net change in fair value for these derivatives (in thousands):

	Unrealized gain recognized in Regulatory Assets		Unrealized gain recognized in Regulatory Assets
	Three Months Ended		Six Months Ended
Derivatives Subject to Regulatory Deferral	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Natural gas	$5,959	$4,725	$7,215	$7,815

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

The following table presents, as of June 30, 2012, the aggregate fair value of forward purchase contracts that do not qualify for NPNS that contain credit risk-related contingent features. If the credit risk-related contingent features underlying these agreements were triggered as of June 30, 2012, the collateral posting requirements would be as follows (in thousands):

Contracts with Contingent Feature	Fair Value Liability	Posted Collateral	Contingent Collateral

Credit rating	$3,898	$—	$3,898

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

	Location of gain reclassified from AOCI to Income	Six months ended June 30, 2012 and 2011

Amount of gain reclassified from AOCI	Interest Expense	$594

Approximately $7.2 million of the pre-tax gain on these cash flow hedges is remaining in AOCI as of June 30, 2012, and we expect to reclassify approximately $1.2 million from AOCI into interest expense during the next twelve months. These gains relate to swaps previously terminated, and we have no current interest rate swaps outstanding.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
June 30, 2012	(in thousands)
Restricted cash	$7,520	$—	$—	$—	$7,520
Rabbi trust investments	10,665	—	—	—	10,665
Derivative liability (1)	—	(13,097)	—	—	(13,097)
Total	$18,185	$(13,097)	$—	$—	$5,088

December 31, 2011
Restricted cash	$12,292	$—	$—	$—	$12,292
Rabbi trust investments	8,049	—	—	—	8,049
Derivative liability (1)	—	(20,312)	—	—	(20,312)
Total	$20,341	$(20,312)	$—	$—	$29
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

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt (including current portion)	$905,061	$1,072,571	$908,841	$1,070,539

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

We determined fair value for long-term debt based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities, except for publicly traded debt, for which fair value is based on market prices for the same or similar issues or upon the quoted market prices of U.S. treasury issues having a similar term to maturity, adjusted for our bond issuance rating and the present value of future cash flows. These are significant other observable inputs, or level 2 inputs, in the fair value hierarchy.

(8)	Financing Activities

In February 2012, we filed a shelf registration statement with the SEC that can be used for the issuance of debt or equity securities. In April 2012, we entered into an Equity Distribution Agreement with UBS Securities LLC (UBS) pursuant to which we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $100 million. During the second quarter of 2012 we sold 687,285 shares of our common stock at an average price of $35.40 per share. Proceeds received were approximately $23.9 million, which are net of sales commissions paid to UBS of approximately $0.2 million and other fees.

In May 2012, we priced $90 million aggregate principal amount of Montana and South Dakota First Mortgage Bonds at a fixed interest rate of 4.15% maturing in 2042. At the same time, we also priced $60 million aggregate principal amount of Montana and South Dakota First Mortgage Bonds at a fixed interest rate of 4.30% maturing in 2052. We expect to issue the bonds in August 2012. The bonds will be secured by our electric and natural gas assets in the respective jurisdictions. The bonds will be issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds will be used to repay commercial paper borrowings and fund strategic growth investment opportunities.

(9)	Regulatory Matters

Mountain States Transmission Intertie Project (MSTI)

The MSTI line is a proposed 500 kV transmission project from southwestern Montana to southeastern Idaho with a potential capacity of 1500 MWs. We reported in our annual report on Form 10-K for the year ended December 31, 2011 that there is significant market uncertainty related to the project. California is the largest potential market that could be served by renewable (primarily wind) generation from Montana. However, California may ultimately implement restrictions limiting the ability to use out-of-state resources to meet its renewable portfolio standards. In addition, there are other proposed competing projects to MSTI that may ultimately be able to provide more cost effective transmission to end users.

In January 2012, we signed a Memorandum of Understanding (MOU) with the Bonneville Power Administration (BPA) agreeing to explore the potential for MSTI to accommodate its needs. The MOU provides that by July 31, 2012, the parties will seek to complete economic and engineering viability studies and a capacity and cost allocation methodology that considers other partners in the line and treatment for unsubscribed capacity and cost. The outcome of these studies will provide information necessary for BPA and us to determine whether or not to consider future agreements for participation in MSTI. We are currently evaluating options with BPA and we expect BPA to notify us of its intent to participate in MSTI by September 30, 2012. The viability of some of these options is also likely dependent on our ability to obtain other customers.

We also reported in our annual report on Form 10-K for the year ended December 31, 2011 that we received a favorable Montana Supreme Court ruling on siting issues and we expected the Montana Department of Environmental Quality (MDEQ) to issue a draft environmental impact statement (EIS) by August 31, 2012, a final EIS by September 30, 2013, a Record of Decision by December 31, 2013, and a Notice to Proceed by third quarter 2014. On May 30, 2012, the Idaho Bureau of Land Management (BLM) issued a decision which ultimately led to a letter dated June 25, 2012 from the BLM acting in its role as a lead agency on MSTI permitting requiring additional MSTI route alternatives be developed and studied in detail to avoid core sage grouse habitat. This ruling is expected to delay the EIS timeline described above by a minimum of six to nine months; however, the BLM and the MDEQ have not provided us with a fully updated schedule at this time. Such a delay in the timeline would also result in increased costs and delay the anticipated construction timeline, which would impact the ability of MSTI to be available for potential market participants and provides uncertainty for market participants relying on production tax credits as a part of their development strategy. Based on these developments, if the project proceeds, we currently estimate the project could be completed in late 2018. Due to the lack of clarity around the key market participants and permitting issues noted above, we have indefinitely extended the open season process for MSTI.

Due to the uncertainty surrounding the project, certain aspects are scalable and thus can be built out to more closely match the timing and needs of new generation and loads. To avoid excessive risk for us, it is critical to reduce regulatory uncertainty before beginning construction and making large capital investments and/or commitments. We have been contemplating a strategic partner to own up to 50% of MSTI, however there can be no assurance that we will enter into such a partnership. Through June 30, 2012, we have capitalized approximately $23.5 million of preliminary survey and investigative costs associated with the MSTI transmission project. Due to the continued market uncertainty and permitting issues related to the sage grouse causing a delay in the EIS timeline, we are currently evaluating our decision to continue pursuing MSTI. If we determine an agreement with BPA is unlikely, or cannot be completed on a timely basis, we may abandon the project. If we abandon our efforts to pursue MSTI, we may have to write-off all or a portion of these costs, which could have a material adverse effect on our results of operations.

Dave Gates Generating Station at Mill Creek (DGGS)

Our regulatory filings seeking approval of rates related to DGGS are based on approximately 80% of our revenues related to the facility being subject to the jurisdiction of the Montana Public Service Commission (MPSC) and approximately 20% being subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC). In March 2012, the MPSC issued a final order in review of our previously submitted required compliance filing. The MPSC found that the total project costs incurred were prudent and established final rates. As a result of the lower than estimated construction costs and impact of the flow-through of accelerated state tax depreciation, the final rates are lower than our 2011 interim rates. We are refunding the amount we over collected of approximately $6.2 million to customers over a one-year period beginning in May 2012. The MPSC's final order approves using our proposed cost allocation methodology on a temporary basis, and requires us to complete a study of the relative contribution of retail and wholesale customers to regulation capacity needs. The results of this study may be used in determining future cost allocations between retail and wholesale customers.

A FERC hearing regarding DGGS rates, including our proposed allocation methodology which has been challenged by intervenors, was held in June 2012 and an initial decision is scheduled to be issued in September 2012. In response to the initial decision, we and the intervening parties will have the opportunity to respond with briefs in support or opposition. Following these briefs the FERC is expected to take up the record and issue a binding decision, which we currently expect during the second quarter of 2013. We continue to bill customers interim rates which have been effective since January 1, 2011. These interim rates are subject to refund plus interest pending final resolution at FERC.

Through June 30, 2012, we have deferred revenue of approximately $2.7 million associated with DGGS due to lower than estimated construction costs, our current estimate of operating expenses as compared to amounts included in our interim rate requests, and uncertainty related to the FERC's ultimate treatment of our cost allocation methodology. This uncertainty could result in an inability to fully recover our costs, as well as requiring us to refund more interim revenues than our current estimate.

DGGS, which began commercial operation on January 1, 2011, was shut down on January 31, 2012 after problems were discovered in the power turbines of two of the generation units. Similar problems were subsequently found in the third unit. There are two power turbines per unit, and as of June 30, 2012 five of the six turbines have been returned to service through using a combination of the original turbines after servicing by their supplier Pratt & Whitney Power Systems (PWPS) and turbines on loan from PWPS. We are coordinating with PWPS to investigate the root cause of the problem, which is expected to take several months. When the root cause of the problem is determined, the units may require modification or further service. However, in that event, we anticipate that work will be performed in a manner that will not require DGGS to be taken completely off-line. We expect the turbine repair costs will be covered under the manufacturer's warranty. Between February and April, we acquired regulation service from third parties, which resulted in incremental costs of approximately $1.4 million, as compared to fully operating DGGS. We believe the incremental contracted costs for regulation service should be recoverable from customers through our normal course of business; however, there can be no assurance that the MPSC and/or FERC will allow us full recovery of such costs.

Wind Generation

In February 2012, the MPSC approved our application for pre-approval to purchase a wind project in Judith Basin County in Montana to be developed and constructed by Spion Kop Wind, LLC, a wholly-owned subsidiary of Compass Wind, LLC (Compass) that would provide approximately 40 MW of capacity, with an estimated cost for the total project of approximately $86 million. The approval includes an authorized rate of return of 7.4%, which was computed using a 10% return on equity, a 5% estimated cost of debt and a capital structure consisting of 52% debt and 48% equity. The approval also includes a performance condition that would reduce our revenue requirement if the average production failed to meet a minimum threshold for the first three years. We do not believe this performance condition will have a significant impact. We expect construction to be complete and the transfer of ownership to occur in October 2012. We are responsible for the construction of the required transmission infrastructure, which is nearly complete. Both the energy and associated renewable energy credits would be placed into our electric supply portfolio to meet future customer loads and renewable portfolio standards obligations.Through June 30, 2012 we have capitalized approximately $3.9 million of costs associated with this project.

Battle Creek Filing

In March 2012, we submitted an application with the MPSC to place our majority interest in the Battle Creek Field natural gas production fields and gathering system acquired in 2010 in regulated natural gas rate base. The application reflects a joint stipulation between us and the Montana Consumer Counsel (MCC) of a 10% return on equity and a capital structure consisting of 52% debt and 48% equity. Since November 2010, the cost of service for the natural gas produced, including a return on our investment has been included in our natural gas supply tracker on an interim basis. A hearing is scheduled for September 2012. Pending MPSC approval, the corresponding amounts included in the natural gas supply tracker are subject to refund and through June 30, 2012, we have deferred revenue of approximately $2.1 million based on the difference between our cost of service and current natural gas market prices.

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

In May 2012, we filed our 2012 annual electric and natural gas supply tracker filings. During June, we received an order from the MPSC approving the natural gas tracker filing on an interim basis. During July, the MPSC approved the electric tracker filing on an interim basis; however, the order specifically excludes DGGS contract costs to be reviewed at a future date.

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

Three Months Ended
June 30, 2012	Electric	Gas	Other	Eliminations	Total
Operating revenues	$196,176	$48,101	$326	$—	$244,603
Cost of sales	78,109	18,318	—	—	96,427
Gross margin	118,067	29,783	326	—	148,176
Operating, general and administrative	47,685	18,657	754	—	67,096
Property and other taxes	19,469	6,463	2	—	25,934
Depreciation	21,565	4,853	8	—	26,426
Operating income (loss)	29,348	(190)	(438)	—	28,720
Interest expense	(13,409)	(2,230)	(254)	—	(15,893)
Other income	801	349	26	—	1,176
Income tax (expense) benefit	(5,910)	1,010	2,335	—	(2,565)
Net income (loss)	$10,830	$(1,061)	$1,669	$—	$11,438
Total assets	$2,268,913	$943,471	$11,705	$—	$3,224,089
Capital expenditures	$44,712	$5,993	$—	$—	$50,705

Three Months Ended
June 30, 2011	Electric	Gas	Other	Eliminations	Total
Operating revenues	$186,789	$64,692	$325	$—	$251,806
Cost of sales	76,925	33,482	—	—	110,407
Gross margin	109,864	31,210	325	—	141,399
Operating, general and administrative	49,374	19,224	941	—	69,539
Property and other taxes	15,302	5,246	2	—	20,550
Depreciation	20,386	4,671	9	—	25,066
Operating income (loss)	24,802	2,069	(627)	—	26,244
Interest expense	(13,689)	(2,729)	(478)	—	(16,896)
Other income	724	355	27	—	1,106
Income tax (expense) benefit	(3,670)	326	3,860	—	516
Net income	$8,167	$21	$2,782	$—	$10,970
Total assets	$2,116,854	$877,235	$12,901	$—	$3,006,990
Capital expenditures	$28,756	$5,521	$—	$—	$34,277

Six Months Ended
June 30, 2012	Electric	Gas	Other	Eliminations	Total
Operating revenues	$403,231	$149,847	$625	$—	$553,703
Cost of sales	161,088	73,735	—	—	234,823
Gross margin	242,143	76,112	625	—	318,880
Operating, general and administrative	93,042	37,945	1,682	—	132,669
Property and other taxes	37,007	12,587	5	—	49,599
Depreciation	43,134	9,709	16	—	52,859
Operating income (loss)	68,960	15,871	(1,078)	—	83,753
Interest expense	(27,076)	(4,297)	(482)	—	(31,855)
Other income	1,413	694	53	—	2,160
Income tax (expense) benefit	(9,084)	(2,580)	1,087	—	(10,577)
Net income (loss)	$34,213	$9,688	$(420)	$—	$43,481
Total assets	$2,268,913	$943,471	$11,705	$—	$3,224,089
Capital expenditures	$84,791	$13,021	$—	$—	$97,812

Six Months Ended
June 30, 2011	Electric	Gas	Other	Eliminations	Total
Operating revenues	$395,411	$193,904	$751	$—	$590,066
Cost of sales	161,371	111,107	—	—	272,478
Gross margin	234,040	82,797	751	—	317,588
Operating, general and administrative	94,660	40,672	1,590	—	136,922
Property and other taxes	34,043	11,898	5	—	45,946
Depreciation	40,740	9,624	17	—	50,381
Operating income (loss)	64,597	20,603	(861)	—	84,339
Interest expense	(27,216)	(5,394)	(1,433)	—	(34,043)
Other income	1,339	519	53	—	1,911
Income tax (expense) benefit	(7,591)	(4,244)	3,173	—	(8,662)
Net income	$31,129	$11,484	$932	$—	$43,545
Total assets	$2,116,854	$877,235	$12,901	$—	$3,006,990
Capital expenditures	$54,850	$17,007	$—	$—	$71,857

(11)	Earnings Per Share

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

Average shares used in computing the basic and diluted earnings per share are as follows:

	Three Months Ended
	June 30, 2012	June 30, 2011
Basic computation	36,634,653	36,258,104
Dilutive effect of
Restricted stock and performance share awards (1)	143,913	256,901

Diluted computation	36,778,566	36,515,005

	Six Months Ended
	June 30, 2012	June 30, 2011
Basic computation	36,481,506	36,250,049
Dilutive effect of
Restricted stock and performance share awards (1)	142,539	250,728

Diluted computation	36,624,045	36,500,777

___________________
(1)           Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

(12)	Employee Benefit Plans

Net periodic benefit cost (income) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Components of Net Periodic Benefit Cost (Income)
Service cost	$3,006	$2,318	$121	$93
Interest cost	5,916	6,110	281	347
Expected return on plan assets	(7,490)	(7,696)	(256)	(297)
Amortization of prior service cost	61	61	(499)	(511)
Recognized actuarial loss	2,089	666	175	207
Net Periodic Benefit Cost (Income)	$3,582	$1,459	$(178)	$(161)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Components of Net Periodic Benefit Cost (Income)
Service cost	$6,030	$5,100	$244	$219
Interest cost	11,851	12,197	566	674
Expected return on plan assets	(14,996)	(15,231)	(513)	(593)
Amortization of prior service cost	123	123	(999)	(999)
Recognized actuarial loss	4,194	1,258	359	329
Net Periodic Benefit Cost (Income)	$7,202	$3,447	$(343)	$(370)

(13)	Commitments and Contingencies

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

Our liability for environmental remediation obligations is estimated to range between $28.3 million to $37.5 million, primarily for manufactured gas plants discussed below. As of June 30, 2012, we have a reserve of approximately $31.1 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. Over time, as specific laws are implemented and we gain experience in operating under them, a portion of the costs related to such laws will become determinable, and we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or ongoing operations.

Manufactured Gas Plants - Approximately $25.7 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently investigating, characterizing, and initiating remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources (DENR). Our current reserve for remediation costs at this site is approximately $11.7 million, and we estimate that approximately $9.1 million of this amount will be incurred during the next five years.

We also own sites in North Platte, Kearney and Grand Island, Nebraska on which former manufactured gas facilities were located. During 2005, the Nebraska Department of Environmental Quality (NDEQ) conducted Phase II investigations of soil and groundwater at our Kearney and Grand Island sites. During 2006, the NDEQ released to us the Phase II Limited Subsurface Assessments performed by the NDEQ's environmental consulting firm for Kearney and Grand Island. In February 2011, NDEQ completed an Abbreviated Preliminary Assessment and Site Investigation Report for Grand Island, which recommended additional ground water testing. In April of 2012, we received a letter from NDEQ regarding a recently completed Vapor Intrusion Assessment Report and an invitation to join NDEQ's Voluntary Cleanup Program (VCP). We declined NDEQ's offer to join its VCP at this time and also committed to conducting a limited soil vapor investigation. We will work independently to fully characterize the nature and extent of impacts associated with the former MGP.  After the site has been fully characterized, we will discuss the possibility of joining NDEQ's VCP. Our reserve estimate includes assumptions for additional ground water testing. At present, we cannot determine with a reasonable degree of certainty the nature and timing of any risk-based remedial action at our Nebraska locations.

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

In March 2012, the EPA proposed New Source Performance Standards that would limit carbon dioxide emissions from new electric generating units (EGUs). The proposed limits would not apply to existing or reconstructed EGUs. The proposed rule was part of an agreement to settle litigation brought by states, municipalities and environmental groups. EPA accepted comments on the proposed standards through the end of June 2012. It is not clear when the final standards will be issued.

On June 20, 2011, the U.S. Supreme Court issued a decision that bars state and private parties from bringing federal common law nuisance actions against electrical utility companies based on their alleged contribution to climate change. The Supreme Court's decision did not, however, address state law claims. This decision is expected to affect other pending federal climate change litigation. Although we are not a defendant in any of these proceedings, additional litigation in federal and state courts over these issues is continuing. In addition, on June 26, 2012 a federal court issued a ruling affirming several of EPA's greenhouse gas rules, which had been challenged by industry petitioners and certain states.

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

Coal Combustion Residuals (CCRs) - In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs under the Resource Conservation and Recovery Act (RCRA). CCRs include fly ash, bottom ash and scrubber wastes. Under one approach, the EPA would regulate CCRs as a hazardous waste under Subtitle C of RCRA. This approach would have significant impacts on coal-fired plants, and would require plants to retrofit their operations to comply with hazardous waste requirements from the generation of CCRs and associated waste waters through transportation and disposal. This could also have a negative impact on the beneficial use of CCRs and the current markets associated with such use. The second approach would regulate CCRs as a solid waste under Subtitle D of RCRA. This approach would only affect disposal, most significantly any wet disposal, of CCRs. EPA has not yet issued a final CCR rule; however, litigation has commenced to require EPA to do so. We cannot predict at this time the final requirements of any CCR regulations and what impact, if any, they would have on us, but the costs of complying with any such requirements could be significant.

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

South Dakota. The South Dakota DENR determined that the Big Stone Plant, of which we have a 23.4% ownership, is subject to the BART requirements of the Regional Haze Rule. South Dakota DENR submitted its revised State Implementation Plan (SIP) and associated implementation rules to the EPA on September 19, 2011. Under the SIP, the Big Stone plant must install and operate a new BART compliant air quality control system (AQCS) to reduce SO2, NOx and particulate emissions as expeditiously as practicable, but no later than five years after the EPA's approval of South Dakota's SIP. The Administrator of EPA Region 8 signed the final rule approving the SIP in March 2012, which was effective in May 2012. The current project cost for the AQCS is estimated to be approximately $490 million (our share is 23.4%).

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

Based on the finalized MATS standards, it appears that Big Stone would meet the requirements by installing the AQCS system and using mercury control technology such as activated carbon injection. Mercury emissions monitoring equipment is already installed at Big Stone, but its operation has been put on hold pending additional regulatory direction. The equipment will need to be reevaluated for operability under the final rule.

North Dakota. The North Dakota Regional Haze SIP requires the Coyote generating facility, of which we have 10% ownership, to reduce its NOx emissions. On February 23, 2010, the North Dakota Department of Health (NDDOH) issued a construction permit to Coyote Station requiring installation of control equipment to limit its NOx emissions to 0.5 pounds per million Btu as calculated on a 12-month rolling average basis. The control equipment must be installed by July 1, 2018 and compliance with the limit must begin on July 1, 2019. Subsequent to issuance of the construction permit, the NDDOH entered into further negotiations with the EPA on regional haze plan implementation. As part of those negotiations, Coyote agreed to accept a NOx emission limit of 0.5 pounds per million Btu as calculated on a 30-day rolling average basis, including periods of start-up and shutdown, beginning on July 1, 2018. The current estimate of the total cost of the project is approximately $6.0 million (our share is 10.0%). In April 2012, the EPA published the final rule partially approving and partially disapproving the North Dakota Regional Haze SIP, which was effective in May 2012. Those portions of the final rule that were partially disapproved do not impact Coyote.

Based on the finalized MATS standards, it appears that Coyote would meet the requirements by using mercury control technology such as activated carbon injection.

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

Montana. Colstrip Unit 4 (Colstrip), a coal fired generating facility in which we have a 30% interest, is currently controlling emissions of mercury under regulations issued by the State of Montana, which are more strict than the Federal MATS standard, and has been since January 2010. The owners do not believe additional equipment will be necessary to meet the MATS standards for mercury, and anticipate meeting all other expected MATS emissions limitations required by the rule without additional costs except those costs related to increased monitoring frequency. These additional costs are not expected to be significant. While it is not expected that additional control will be necessary, if a control technology becomes necessary, it is impossible to predict the costs associated with implementing such control technology, but such costs could be significant.

In March 2012, EPA issued a proposed Federal Implementation Plan for Montana to address regional haze, which is expected to be finalized in 2012. As proposed, Colstrip does not have to improve removal efficiency for pollutants that contribute to regional haze including SO2, NOx and particulate matter. The plant operator has indicated there would be no additional costs to comply with the proposed Federal Implementation Plan.

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

Meanwhile, on October 31, 2010, NorthWestern filed with the MPSC, consistent with the direction of the arbitration panel, for a determination of the inputs that will be used to calculate contract rates for periods subsequent to June 30, 2006. The MPSC has not yet ruled on our filing. On June 30, 2011, CELP submitted another demand for arbitration, seeking clarification from the same panel regarding the panel's intent as to the implementation of its award in Contract Years 17 (July 2005 - June 2006) and 18 (July 2006 - June 2007). The parties initially agreed to submit the matter without witnesses but following simultaneous submission of briefs in February 2012 and a hearing on March 1, 2012, the arbitration panel has requested further proceedings, including witness testimony at a hearing scheduled for July 30 through August 1, 2012. Based on our current assumptions (including current discount rates), if CELP prevailed entirely, we could be required to increase our QF liability by approximately $30 million. If we prevailed entirely, we could reduce our QF liability by up to $52 million. Due to the uncertainty around resolution of this matter, we currently are unable to predict its outcome. In addition, settlement discussions concerning these claims are ongoing.

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

Significant achievements during the three months ended June 30, 2012 include:

•	Entered into an Equity Distribution Agreement with UBS Securities LLC. Under this agreement we sold 687,285 shares of common stock at an average price of $35.40 per share; and

•	Priced $90 million of First Mortgage Bonds at 4.15% and $60 million of First Mortgage Bonds at 4.30%, which are expected to be issued in August 2012.

Strategy Update

Mountain States Transmission Intertie Project (MSTI)

The MSTI line is a proposed 500 kV transmission project from southwestern Montana to southeastern Idaho with a potential capacity of 1,500 MWs. We reported in our annual report on Form 10-K for the year ended December 31, 2011 that there is significant market uncertainty related to the project. California is the largest potential market that could be served by renewable (primarily wind) generation from Montana. However, California may ultimately implement restrictions limiting the ability to use out-of-state resources to meet its renewable portfolio standards. In addition, there are other proposed competing projects to MSTI that may ultimately be able to provide more cost effective transmission to end users.

In January 2012, we signed a Memorandum of Understanding (MOU) with the Bonneville Power Administration (BPA) agreeing to explore the potential for MSTI to accommodate its needs. The MOU provides that by July 31, 2012, the parties will seek to complete economic and engineering viability studies and a capacity and cost allocation methodology that considers other partners in the line and treatment for unsubscribed capacity and cost. The outcome of these studies will provide information necessary for BPA and us to determine whether or not to consider future agreements for participation in MSTI. We are currently evaluating options with BPA and we expect BPA to notify us of its intent to participate in MSTI by September 30, 2012. The viability of some of these options is also likely dependent on our ability to obtain other customers.

We also reported in our annual report on Form 10-K for the year ended December 31, 2011 that we received a favorable Montana Supreme Court ruling on siting issues and we expected the Montana Department of Environmental Quality (MDEQ) to issue a draft environmental impact statement (EIS) by August 31, 2012, a final EIS by September 30, 2013, a Record of Decision by December 31, 2013, and a Notice to Proceed by third quarter 2014. On May 30, 2012, the Idaho Bureau of Land Management issued a decision which ultimately led to a letter dated June 25, 2012 from the BLM acting in its role as a lead agency on MSTI permitting requiring additional MSTI route alternatives be developed and studied in detail to avoid core sage grouse habitat. This ruling is expected to delay the EIS timeline described above by a minimum of six to nine months; however, the BLM and the MDEQ have not provided us with a fully updated schedule at this time. Such a delay in the timeline would also result in increased costs and delay the anticipated construction timeline, which would impact the ability of MSTI to be available for potential market participants and provides uncertainty for market participants relying on production tax credits as a part of their development strategy. Based on these developments, if the project proceeds, we currently estimate the project would be completed in late 2018. Due to the lack of clarity around the key market participants and permitting issues noted above, we have indefinitely extended the open season process for MSTI.

Due to the uncertainty surrounding the project, certain aspects are scalable and thus can be built out to more closely match the timing and needs of new generation and loads. To avoid excessive risk for us, it is critical to reduce regulatory uncertainty before beginning construction and making large capital investments and/or commitments. We have been contemplating a strategic partner to own up to 50% of MSTI, however there can be no assurance that we will enter into such a partnership. Through June 30, 2012, we have capitalized approximately $23.5 million of preliminary survey and investigative costs associated with the MSTI transmission project. Due to the continued market uncertainty and permitting issues related to the sage grouse causing a delay in the EIS timeline, we are currently evaluating our decision to continue pursuing MSTI. If we determine an agreement with BPA is unlikely, or cannot be completed on a timely basis, we may abandon the project. If we abandon our efforts to pursue MSTI, we may have to write-off all or a portion of these costs, which could have a material adverse effect on our results of operations.

Dave Gates Generating Station at Mill Creek (DGGS)

Our regulatory filings seeking approval of rates related to DGGS are based on approximately 80% of our revenues related to the facility being subject to the jurisdiction of the Montana Public Service Commission (MPSC) and approximately 20% being subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC). In March 2012, the MPSC issued a final order in review of our previously submitted required compliance filing. The MPSC found that the total project costs incurred were prudent and established final rates. As a result of the lower than estimated construction costs and impact of the flow-through of accelerated state tax depreciation, the final rates are lower than our 2011 interim rates. We are refunding the amount we over collected of approximately $6.2 million to customers over a one-year period beginning in May 2012. The MPSC's final order approves using our proposed cost allocation methodology on a temporary basis, and requires us to complete a study of the relative contribution of retail and wholesale customers to regulation capacity needs. The results of this study may be used in determining future cost allocations between retail and wholesale customers.

A FERC hearing regarding DGGS rates, including our proposed allocation methodology which has been challenged by intervenors, was held in June 2012 and an initial decision is scheduled to be issued in September 2012. In response to the initial decision, we and the intervening parties will have the opportunity to respond with briefs in support or opposition. Following these briefs the FERC is expected to take up the record and issue a binding decision, which we currently expect during the second quarter of 2013. We continue to bill customers interim rates which have been effective since January 1, 2011. These interim rates are subject to refund plus interest pending final resolution at FERC.

Through June 30, 2012, we have deferred revenue of approximately $2.7 million associated with DGGS due to lower than estimated construction costs, our current estimate of operating expenses as compared to amounts included in our interim rate requests, and uncertainty related to the FERC's ultimate treatment of our cost allocation methodology. This uncertainty could result in an inability to fully recover our costs, as well as requiring us to refund more interim revenues than our current estimate.

DGGS, which began commercial operation on January 1, 2011, was shut down on January 31, 2012 after problems were discovered in the power turbines of two of the generation units. Similar problems were subsequently found in the third unit. There are two power turbines per unit, and as of June 30, 2012 five of the six turbines have been returned to service through using a combination of the original turbines after servicing by their supplier Pratt & Whitney Power Systems (PWPS) and turbines on loan from PWPS. We are coordinating with PWPS to investigate the root cause of the problem, which is expected to take several months. When the root cause of the problem is determined, the units may require modification or further service. However, in that event, we anticipate that work will be performed in a manner that will not require DGGS to be taken completely off-line. We expect the turbine repair costs will be covered under the manufacturer's warranty. Between February and April, we acquired regulation service from third parties, which resulted in incremental costs of approximately $1.4 million, as compared to fully operating DGGS. We believe the incremental contracted costs for regulation service should be recoverable from customers through our normal course of business; however, there can be no assurance that the MPSC and/or FERC will allow us full recovery of such costs.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011

	Three Months Ended June 30,
	2012	2011	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$196.2	$186.8	$9.4	5.0%
Natural Gas	48.1	64.7	(16.6)	(25.7)
Other	0.3	0.3	—	—
	$244.6	$251.8	$(7.2)	(2.9)%

	Three Months Ended June 30,
	2012	2011	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$78.1	$76.9	$1.2	1.6%
Natural Gas	18.3	33.5	(15.2)	(45.4)
	$96.4	$110.4	$(14.0)	(12.7)%

	Three Months Ended June 30,
	2012	2011	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$118.1	$109.9	$8.2	7.5%
Natural Gas	29.8	31.2	(1.4)	(4.5)
Other	0.3	0.3	—	—
	$148.2	$141.4	$6.8	4.8%

Primary components of the change in gross margin include the following:

Gross Margin 2012 vs. 2011
(in millions)
Demand-side management (DSM) lost revenues	$4.5
Montana property tax tracker	2.3
Transmission capacity	1.1
DGGS	0.5
South Dakota natural gas rate increase	0.4
Operating expenses recovered in trackers	0.2
Natural gas retail volumes	(2.4)
Other	0.2
Increase in Consolidated Gross Margin	$6.8

This $6.8 million increase in gross margin includes the following:

•	An increase in DSM lost revenues recovered through our electric supply tracker related to our DSM efficiency programs, as described further below;

•	An increase in Montana property taxes included in a tracker as compared to the same period in 2011;

•	An increase in transmission capacity revenues due to higher demand to transmit energy for others across our lines;

•	Higher DGGS related revenues due to the regulatory treatment of bonus depreciation;

•	An increase in South Dakota natural gas rates due to a rate case settlement in 2011; and

•	Higher revenues for operating expenses recovered in trackers, primarily related to customer efficiency programs and environmental remediation costs.

These increases were partly offset by a decrease in natural gas retail volumes due primarily to warmer spring weather reducing our customer usage for heating during the second quarter.

Demand-side Management (DSM) lost revenues - Base rates, including impacts of past DSM activities, are reset in general rate case filings. As time passes between rate cases, more energy saving measures (primarily more efficient residential and commercial lighting) are implemented, causing an increase in DSM lost revenues. During the second quarter of 2012 we recognized approximately $6.6 million of DSM lost revenues as compared with approximately $2.1 million during the second quarter of 2011. The 2012 amount includes $3.3 million in DSM lost revenues for the July 2010 through June 2011 tracker period, which we recognized as revenue when we received MPSC approval in April 2012.

Historically, the MPSC has authorized us to include a calculation of lost revenues based on actual historic DSM program activity, but prohibited the inclusion of forecasted or estimated future lost revenue. In its April 2012 order, the MPSC authorized us to include forecasted lost revenues in future tracker filings. Based on this order, we have recognized $3.3 million of the requested $5.7 million of lost revenues for the 2011/2012 tracker period. We have not recognized the entire amount as we are required to provide the MPSC with a detailed independent study supporting our requested DSM lost revenues during the fourth quarter of 2012. At this time, we cannot anticipate the results of the study. If it supports our request, we may be able to recognize an additional $2.4 million of lost revenues. Alternatively, the study could indicate that our requested amounts are too high and we may have to refund a portion of DSM lost revenues that we have recognized for the latest tracker period. We do not expect the MPSC to issue a final order related to the 2011/2012 DSM lost revenues until at least the first quarter of 2013.

	Three Months Ended June 30,
	2012	2011	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$67.1	$69.5	$(2.4)	(3.5)%
Property and other taxes	25.9	20.6	5.3	25.7
Depreciation	26.4	25.1	1.3	5.2
	$119.4	$115.2	$4.2	3.6%

Consolidated operating, general and administrative expenses were $67.1 million for the three months ended June 30, 2012, as compared with $69.5 million for the three months ended June 30, 2011. Primary components of the change include the following:

Operating, General & Administrative Expenses
2012 vs. 2011
(in millions)
Bad debt expense	$(1.3)
Operating and maintenance	(0.6)
Plant operator costs	(0.5)
Operating expenses recovered in trackers	0.2
Other	(0.2)
Decrease in Operating, General & Administrative Expenses	$(2.4)

The decrease in operating, general and administrative expenses of $2.4 million was primarily due to lower bad debt expense based on higher collections from customers, a timing related decrease in proactive line maintenance and tree trimming as more time was spent on capital projects as compared to the same period in 2011, and lower plant operator costs at Colstrip Unit 4 offset in part by higher plant operator costs at Big Stone and Coyote due to the timing of scheduled maintenance. These decreases were partly offset by higher operating expenses primarily related to costs incurred for customer efficiency programs and environmental remediation costs, which are recovered from customers through trackers and have no impact on operating income.

Property and other taxes was $25.9 million for the three months ended June 30, 2012, as compared with $20.6 million in the second quarter of 2011. This increase was due to higher assessed property valuations in Montana and plant additions. The higher assessed property valuations are primarily due to a lower capitalization rate used by the Montana Department of Revenue. We estimate property taxes throughout each year and update to the actual expense when we receive our Montana property tax bills in November.

Depreciation expense was $26.4 million for the three months ended June 30, 2012, as compared with $25.1 million in the second quarter of 2011. This increase was primarily due to plant additions.

Consolidated operating income for the three months ended June 30, 2012 was $28.7 million, as compared with $26.2 million in the second quarter of 2011. This increase was primarily due to an increase in gross margin offset in part by higher operating expenses as discussed above.

Consolidated interest expense for the three months ended June 30, 2012 was $15.9 million, as compared with $16.9 million in the second quarter of 2011. This decrease was primarily due to lower interest rates on debt outstanding and higher capitalization of allowance for funds used during construction.

Consolidated other income for the three months ended June 30, 2012, was $1.2 million, as compared with $1.1 million in the second quarter of 2011.

Consolidated income tax expense for the three months ended June 30, 2012 was $2.6 million, as compared with an income tax benefit of $0.5 million in the same period of 2011. Our effective tax rate was 18.3% for the three months ended June 30, 2012 as compared with (4.9)% for the three months ended June 30, 2011. The following table summarizes the significant differences from the federal statutory rate, which resulted in reduced income tax expense (in thousands):

	Three Months Ended June 30,
	2012	2011
Income Before Income Taxes	14.0	10.5

Income tax calculated at 35% federal statutory rate	(4.9)	(3.7)

Permanent or flow through adjustments:
Flow-through repairs deductions	2.2	1.5
Flow-through of state bonus depreciation deduction	0.5	0.7
Recognition of state net operating loss benefit/valuation allowance release	—	1.6
State income tax and other, net	(0.4)	0.4
	2.3	4.2

Income tax (expense) benefit	(2.6)	0.5

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

Consolidated net income for the three months ended June 30, 2012 was $11.4 million as compared with $11.0 million for the same period in 2011. This increase was primarily due to higher operating income and lower interest expense partly offset by higher income tax expense as discussed above.

Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

	Six Months Ended June 30,
	2012	2011	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$403.2	$395.4	$7.8	2.0%
Natural Gas	149.9	193.9	(44.0)	(22.7)
Other	0.6	0.8	(0.2)	(25.0)
	$553.7	$590.1	$(36.4)	(6.2)%

	Six Months Ended June 30,
	2012	2011	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$161.1	$161.4	$(0.3)	(0.2)%
Natural Gas	73.7	111.1	(37.4)	(33.7)
	$234.8	$272.5	$(37.7)	(13.8)%

	Six Months Ended June 30,
	2012	2011	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$242.1	$234.0	$8.1	3.5%
Natural Gas	76.2	82.8	(6.6)	(8.0)
Other	0.6	0.8	(0.2)	(25.0)
	$318.9	$317.6	$1.3	0.4%

Primary components of the change in gross margin include the following:

Gross Margin 2012 vs. 2011
(in millions)
DGGS	$5.0
DSM lost revenues	4.5
Transmission capacity	1.3
Montana property tax tracker	1.0
South Dakota natural gas rate increase	1.0
Electric and natural gas retail volumes	(10.2)
Gas production	(0.8)
Other	(0.5)
Increase in Consolidated Gross Margin	$1.3

This $1.3 million increase in gross margin includes the following:

•	Higher DGGS related revenues, including approximately $2.7 million that we had deferred in prior periods pending outcome of allocation uncertainty in Montana;

•	An increase in DSM lost revenues recovered through our supply tracker related to efficiency measures implemented by customers;

•	An increase in transmission capacity revenues due to higher demand to transmit energy for others across our lines;

•	An increase in Montana property taxes included in a tracker as compared to the same period in 2011; and

•	An increase in South Dakota natural gas rates.

These increases were partly offset by the following:

•	A decrease in electric and natural gas retail volumes due primarily to warmer winter and spring weather; and

•	A decrease in Battle Creek gas production margin from lower market prices.

	Six Months Ended June 30,
	2012	2011	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$132.7	$136.9	$(4.2)	(3.1)%
Property and other taxes	49.6	45.9	3.7	8.1
Depreciation	52.9	50.4	2.5	5.0
	$235.2	$233.2	$2.0	0.9%

Consolidated operating, general and administrative expenses were $132.7 million for the six months ended June 30, 2012, as compared with $136.9 million for the six months ended June 30, 2011. Primary components of the change include the following:

Operating, General & Administrative Expenses
2012 vs. 2011
(in millions)
Operating and maintenance	$(2.4)
Bad debt expense	(1.2)
Plant operator costs	(0.6)
Decrease in Operating, General & Administrative Expenses	$(4.2)

The decrease in operating, general and administrative expenses was primarily due to timing related proactive line maintenance and tree trimming as more time was spent on capital projects as compared to the same period in 2011. We expect these costs to be higher for the remainder of the year. Lower bad debt expense based on higher collections from customers and warmer winter weather and lower plant operator costs at Colstrip Unit 4 offset in part by higher plant operator costs at Big Stone and Coyote due to the timing of scheduled maintenance also contributed to the decrease in operating, general and administrative expenses.

Property and other taxes was $49.6 million for the six months ended June 30, 2012, as compared with $45.9 million in the same period of 2011. This increase was due primarily to higher assessed property valuations in Montana and plant additions.

Depreciation expense was $52.9 million for the six months ended June 30, 2012, as compared with $50.4 million in the same period of 2011. This increase was primarily due to plant additions.

Consolidated operating income for the six months ended June 30, 2012 was $83.8 million, as compared with $84.3 million in the same period of 2011. This decrease was primarily due to higher property tax expense and depreciation, offset in part by an increase in gross margin and a decrease in operating, general and administrative expenses as discussed above.

Consolidated interest expense for the six months ended June 30, 2012 was $31.9 million, as compared with $34.0 million in the same period of 2011. This decrease was primarily due to lower interest rates on debt outstanding and higher capitalization of AFUDC.

Consolidated other income for the six months ended June 30, 2012 was $2.2 million, as compared with $1.9 million in the same period of 2011. The increase was primarily due to higher capitalization of AFUDC.

We had a consolidated income tax expense for the six months ended June 30, 2012 of $10.6 million, as compared with $8.7 million in the same period of 2011. Our effective tax rate was 19.6% for the six months ended June 30, 2012 as compared with 16.6% for the six months ended June 30, 2011. The following table summarizes the significant differences from the federal statutory rate, which resulted in reduced income tax expense (in thousands):

	Six Months Ended June 30,
	2012	2011
Income Before Income Taxes	54.1	52.2

Income tax calculated at 35% federal statutory rate	(18.9)	(18.3)

Permanent or flow through adjustments:
Flow-through repairs deductions	7.7	5.5
Flow-through of state bonus depreciation deduction	1.9	3.3
Recognition of state net operating loss benefit/valuation allowance release	—	2.4
State income tax and other, net	(1.3)	(1.6)
	8.3	9.6

Income tax (expense) benefit	(10.6)	(8.7)

We currently expect our effective tax rate to range between 16% - 18% for 2012. Our effective tax rate differs from the federal statutory tax rate of 35% primarily due to the regulatory impact of flowing through federal and state tax benefits of repairs deductions and state tax benefit of bonus depreciation deductions. The regulatory accounting treatment of these deductions requires immediate income recognition for temporary tax differences of this type, which is referred to as the flow-through method. When the flow-through method of accounting for temporary differences is reflected in regulated revenues, we record deferred income taxes and establish related regulatory assets and liabilities.

Consolidated net income for the six months ended June 30, 2012 remained flat at $43.5 million, with lower interest expense and higher other income offset by lower operating income and higher income tax expense as discussed above.

ELECTRIC SEGMENT

Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011

	Results
	2012	2011	Change	% Change
	(dollars in millions)
Retail revenue	$166.7	$166.9	$(0.2)	(0.1)%
Transmission	11.0	9.9	1.1	11.1
Wholesale	0.7	0.8	(0.1)	(12.5)
Regulatory amortization and other	17.8	9.2	8.6	93.5
Total Revenues	196.2	186.8	9.4	5.0
Total Cost of Sales	78.1	76.9	1.2	1.6
Gross Margin	$118.1	$109.9	$8.2	7.5%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2012	2011	2012	2011	2012	2011
	(in thousands)
Retail Electric
Montana	$52,681	$53,662	491	503	273,840	272,328
South Dakota	10,060	10,305	106	119	48,883	48,611
Residential	62,741	63,967	597	622	322,723	320,939
Montana	71,197	71,789	756	747	61,948	61,465
South Dakota	16,328	15,363	217	213	12,160	11,971
Commercial	87,525	87,152	973	960	74,108	73,436
Industrial	8,537	9,579	682	704	74	72
Other	7,871	6,238	51	34	5,977	5,610
Total Retail Electric	$166,674	$166,936	2,303	2,320	402,882	400,057
Total Wholesale Electric	$733	$820	43	42	—	—

	Degree Days			2012 as compared with:
Cooling Degree-Days	2012	2011	Historic Average	2011	Historic Average
Montana	55	16	41	244% warmer	34% warmer
South Dakota	150	61	66	141% warmer	127% warmer

	Degree Days			2012 as compared with:
Heating Degree-Days	2012	2011	Historic Average	2011	Historic Average
Montana	1,205	1,510	1,321	20% warmer	9% warmer
South Dakota	893	1,572	1,497	43% warmer	40% warmer

The following summarizes the components of the changes in electric gross margin for the three months ended June 30, 2012 and 2011:

Gross Margin 2012 vs. 2011
(in millions)
DSM lost revenues	$4.5
Montana property tax tracker	1.7
Transmission capacity	1.1
DGGS	0.5
Operating expenses recovered in trackers	0.5
Other	(0.1)
Increase in Gross Margin	$8.2

This improvement in margin was primarily due to:

•	An increase in DSM lost revenues recovered through our supply tracker related to efficiency measures implemented by customers;

•	An increase in Montana property taxes included in a tracker, which fluctuate depending upon volumes and estimated property tax expense;

•	An increase in transmission capacity revenues due to higher demand to transmit energy for others across our lines;

•	Higher revenue from DGGS rates due to the regulatory treatment of bonus depreciation; and

•	Higher revenues for operating expenses recovered in energy supply trackers primarily related to customer efficiency programs.

Demand for transmission capacity can fluctuate substantially from year to year based on weather and market conditions in states to the South and West. For example, increased availability of local natural gas fired generation due to low natural gas prices and increased generation in the Pacific Northwest due to favorable hydro conditions may make it more economically viable to utilize local generation rather than transmit electricity from Montana over our transmission lines. In 2012, decreased availability of local generation in the Southwest caused an increase in demand to transfer energy across our lines. The increase in regulatory amortization revenue is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on gross margin.

While heating and cooling degree days may fluctuate significantly during the second quarter, our electric customer usage is not highly sensitive to these changes between the heating and cooling seasons.

Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

	Results
	2012	2011	Change	% Change
	(dollars in millions)
Retail revenue	$358.6	$363.1	$(4.5)	(1.2)%
Transmission	22.1	20.8	1.3	6.3
Wholesale	1.6	1.2	0.4	33.3
Regulatory amortization and other	20.9	10.3	10.6	102.9
Total Revenues	403.2	395.4	7.8	2.0
Total Cost of Sales	161.1	161.4	(0.3)	(0.2)
Gross Margin	$242.1	$234.0	$8.1	3.5%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2012	2011	2012	2011	2012	2011
	(in thousands)
Retail Electric
Montana	$124,818	$129,325	1,162	1,233	274,003	272,426
South Dakota	23,046	23,698	266	298	48,861	48,658
Residential	147,864	153,023	1,428	1,531	322,864	321,084
Montana	146,893	148,922	1,549	1,567	61,980	61,462
South Dakota	33,244	31,672	453	452	12,057	11,880
Commercial	180,137	180,594	2,002	2,019	74,037	73,342
Industrial	18,174	18,762	1,411	1,396	73	72
Other	12,452	10,758	75	58	5,243	5,116
Total Retail Electric	$358,627	$363,137	4,916	5,004	402,217	399,614
Total Wholesale Electric	$1,602	$1,129	96	73	—	—

	Degree Days			2012 as compared with:
Cooling Degree-Days	2012	2011	Historic Average	2011	Historic Average
Montana	55	16	41	244% warmer	34% warmer
South Dakota	150	61	66	141% warmer	127% warmer

There are no cooling degree-days in the first three months of the year in our service territories; therefore, cooling degree-days are the same for the three and six months ended June 30, 2012.

	Degree Days			2012 as compared with:
Heating Degree-Days	2012	2011	Historic Average	2011	Historic Average
Montana	4,244	5,000	4,640	15% warmer	9% warmer
South Dakota	4,310	6,141	5,600	30% warmer	23% warmer

The following summarizes the components of the changes in electric gross margin for the six months ended June 30, 2012 and 2011:

Gross Margin 2012 vs. 2011
(in millions)
DGGS	$5.0
DSM lost revenues	4.5
Transmission capacity	1.3
Montana property tax tracker	0.9
Operating expenses recovered in trackers	0.8
Retail volumes	(4.2)
Other	(0.2)
Increase in Gross Margin	$8.1

The increase in margin is primarily due to the same reasons discussed above for the three months ended June 30, 2012. In addition, DGGS revenues recognized during the first quarter of 2012 included approximately $2.7 million that we had deferred in prior periods pending outcome of allocation uncertainty in Montana. A decrease in retail volumes due primarily to warmer winter and spring weather partly offset these increases.

Wholesale volumes increased from higher plant utilization in 2012. Lower plant utilization in 2011 was due to the combination of market conditions and scheduled maintenance.

NATURAL GAS SEGMENT

Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011

	Results
	2012	2011	Change	% Change
	(dollars in millions)
Retail revenue	$34.5	$54.7	$(20.2)	(36.9)%
Wholesale and other	13.6	10.0	3.6	36.0
Total Revenues	48.1	64.7	(16.6)	(25.7)
Total Cost of Sales	18.3	33.5	(15.2)	(45.4)
Gross Margin	$29.8	$31.2	$(1.4)	(4.5)%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2012	2011	2012	2011	2012	2011
	(in thousands)
Retail Gas
Montana	$16,415	$24,302	1,915	2,455	159,539	158,851
South Dakota	3,327	5,565	341	613	37,727	37,223
Nebraska	2,926	4,882	287	500	36,420	36,452
Residential	22,668	34,749	2,543	3,568	233,686	232,526
Montana	8,187	12,085	965	1,227	22,380	22,267
South Dakota	1,873	3,978	323	577	5,950	5,954
Nebraska	1,480	3,465	263	566	4,556	4,567
Commercial	11,540	19,528	1,551	2,370	32,886	32,788
Industrial	136	228	16	24	274	278
Other	178	231	24	28	150	145
Total Retail Gas	$34,522	$54,736	4,134	5,990	266,996	265,737

	Degree Days			2012 as compared with:
Heating Degree-Days	2012	2011	Historic Average	2011	Historic Average
Montana	1,205	1,510	1,321	20% warmer	9% warmer
South Dakota	893	1,572	1,497	43% warmer	40% warmer
Nebraska	635	1,225	1,228	48% warmer	48% warmer

The following summarizes the components of the changes in natural gas gross margin for the three months ended June 30, 2012 and 2011:

Gross Margin 2012 vs. 2011
(in millions)
Retail volumes	$(2.4)
Operating expenses recovered in trackers	(0.3)
Montana property tax tracker	0.6
South Dakota rate increase	0.4
Other	0.3
Decrease in Gross Margin	$(1.4)

This decrease in gross margin and volumes was primarily due to reduced retail volumes driven by warmer spring weather. In addition, there were lower revenues for operating expenses recovered in trackers primarily related to customer efficiency programs and environmental remediation costs. These decreases were offset in part by an increase in Montana property taxes included in a tracker due to an increase in estimated property tax expense and an increase in South Dakota natural gas rates due to a 2011 rate case settlement. Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales. In addition, average natural gas supply prices decreased in 2012 resulting in lower retail revenues and cost of sales as compared with 2011, with no impact to gross margin.

Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

	Results
	2012	2011	Change	% Change
	(dollars in millions)
Retail revenue	$130.1	$175.8	$(45.7)	(26.0)%
Wholesale and other	19.8	18.1	1.7	9.4
Total Revenues	149.9	193.9	(44.0)	(22.7)
Total Cost of Sales	73.7	111.1	(37.4)	(33.7)
Gross Margin	$76.2	$82.8	$(6.6)	(8.0)%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2012	2011	2012	2011	2012	2011
	(in thousands)
Retail Gas
Montana	$58,254	$75,402	6,898	8,093	159,712	158,940
South Dakota	13,690	18,871	1,597	2,212	37,913	37,467
Nebraska	12,347	16,367	1,429	1,882	36,669	36,700
Residential	84,291	110,640	9,924	12,187	234,294	233,107
Montana	29,238	38,523	3,489	4,142	22,403	22,270
South Dakota	8,526	13,280	1,373	1,909	5,976	5,954
Nebraska	6,894	11,708	1,092	1,853	4,598	4,602
Commercial	44,658	63,511	5,954	7,904	32,977	32,826
Industrial	579	920	70	102	276	280
Other	573	680	77	86	150	145
Total Retail Gas	$130,101	$175,751	16,025	20,279	267,697	266,358

	Degree Days			2012 as compared with:
Heating Degree-Days	2012	2011	Historic Average	2011	Historic Average
Montana	4,244	5,000	4,640	15% warmer	9% warmer
South Dakota	4,310	6,141	5,600	30% warmer	23% warmer
Nebraska	3,584	4,798	4,638	25% warmer	23% warmer

The following summarizes the components of the changes in natural gas gross margin for the six months ended June 30, 2012 and 2011:

Gross Margin 2012 vs. 2011
(in millions)
Retail volumes	$(6.0)
Operating expenses recovered in trackers	(0.9)
Gas production	(0.8)
South Dakota rate increase	1.0
Other	0.1
Decrease in Gross Margin	$(6.6)

This decrease in gross margin and volumes was primarily due to warmer winter and spring weather, lower revenues for operating expenses recovered in trackers primarily related to customer efficiency programs and environmental remediation costs, and a decrease in gas production margin from lower market prices. An increase in South Dakota natural gas rates partly offset these decreases. Wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales. In addition, average natural gas supply prices decreased in 2012 resulting in lower retail revenues and cost of sales as compared with 2011, with no impact to gross margin.

LIQUIDITY AND CAPITAL RESOURCES

We issue debt securities to refinance retiring maturities, reduce short-term debt, fund construction programs and for other general corporate purposes. Short-term liquidity is provided by internal cash flows, the sale of commercial paper and use of our revolving credit facility. We utilize our short-term borrowings and/or revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. Short-term borrowings may also be used to temporarily fund utility capital requirements. As of June 30, 2012, our total net liquidity was approximately $170.1 million, including $8.1 million of cash and $162.0 million of revolving credit facility availability. Revolving credit facility availability was $184.0 million as of July 20, 2012.

The following table presents additional information about short term borrowings during the three months ended June 30, 2012 (in millions):

Amount outstanding	$130.0
Daily average amount outstanding	$96.0
Maximum amount outstanding	$130.0

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

To fund our strategic growth opportunities we intend to utilize available cash flow, debt capacity that would allow us to maintain investment grade ratings, and based on current plans, issue equity over the next three years. In February 2012, we filed a shelf registration statement with the SEC that can be used for the issuance of debt or equity securities. In April 2012, we entered into an Equity Distribution Agreement with UBS pursuant to which we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $100 million. During the second quarter of 2012, we sold 687,285 shares of our common stock at an average price of $35.40 per share. Proceeds received were approximately $23.9 million, which are net of sales commissions paid to UBS of approximately $0.2 million and other fees.

We plan to maintain a 50 - 55% debt to total capital ratio excluding capital leases, and expect to continue targeting a long-term dividend payout ratio of 60 - 70% of net income; however, there can be no assurance that we will be able to meet these targets. Due to the progress on our supply related investment growth opportunities, we expect to issue approximately $25 million of additional common stock during 2012. In addition, we priced $150 million of First Mortgage Bonds in May 2012, which we expect to issue in August 2012.

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

As of June 30, 2012, we are under collected on our current Montana natural gas and electric trackers by approximately $11.1 million, as compared with an under collection of $14.7 million as of December 31, 2011, and an over collection of $1.0 million as of June 30, 2011.

Dodd-Frank – On July 21, 2010, President Obama signed into law new federal financial reform legislation, the Dodd-Frank Wall Street Reform and Consumer Protection Act. This financial reform legislation includes a provision that requires over-the-counter derivative transactions to be executed through an exchange or centrally cleared. Such clearing requirements would result in a significant change from our current practice of bilateral transactions and negotiated credit terms. In July 2012, the Commodity Futures Trading Commission (CFTC) issued a final rule providing for an exemption to such clearing requirements as outlined in the legislation for end users that enter into hedges to mitigate commercial risk. We expect to qualify under the end user exemption. At the same time, the legislation includes provisions under which the CFTC may impose collateral requirements for transactions, including those that are used to hedge commercial risk. In addition, although the CFTC's proposed rules would not impose specific margin requirements on end users, the CFTC's proposed regulations would require swap dealers and major swap participants to have credit support arrangements with their end user counterparties. In addition, to the extent that our counterparties were banking entities, proposed rules issued by banking regulators would require the banking entities to calculate credit exposure limits for end user counterparties and collect margin when the credit exposure exceeds the limit.

Therefore, despite the end user exemption, concern remains that counterparties that do not qualify for the exemption will pass along the increased cost and margin requirements through higher prices and reductions in unsecured credit limits. At this time, we are unable to assess the impact of the financial reform legislation pending issuance of the final regulations implementing these provisions.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and impact our trade credit availability. Fitch Ratings (Fitch), Moody's Investors Service (Moody’s) and Standard and Poor’s Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of July 20, 2012, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A-	BBB+	F2	Positive
Moody’s	A2	Baa1	Prime-2	Stable
S&P	A-	BBB	A-2	Stable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net income	$43.5	$43.5
Non-cash adjustments to net income	79.8	77.3
Changes in working capital	26.8	38.1
Other	(5.0)	4.6
	145.1	163.5

Investing Activities
Property, plant and equipment additions	(97.8)	(71.9)
Other	0.1	0.2
	(97.7)	(71.7)

Financing Activities
Proceeds from issuance of common stock, net	23.9	—
Net repayment of debt	(40.8)	(66.6)
Dividends on common stock	(26.9)	(26.0)
Other	(1.4)	(0.9)
	(45.2)	(93.5)

Net Increase (Decrease) in Cash and Cash Equivalents	$2.2	$(1.7)
Cash and Cash Equivalents, beginning of period	$5.9	$6.2
Cash and Cash Equivalents, end of period	$8.1	$4.5

Cash Provided by Operating Activities

As of June 30, 2012, cash and cash equivalents were $8.1 million as compared with $5.9 million at December 31, 2011 and $4.5 million at June 30, 2011. Cash provided by operating activities totaled $145.1 million for the six months ended June 30, 2012 as compared with $163.5 million during the six months ended June 30, 2011. This decrease in operating cash flows is primarily due to timing of contributions to our qualified pension plans compared with the same period in 2011, federal tax payments and increased expenditures related to the distribution system infrastructure project (DSIP) implementation offset in part by improvements in the collection of our supply costs.

Cash Used in Investing Activities

Cash used in investing activities increased by approximately $26.0 million as compared with the first six months of 2011. Plant additions during the first half of 2012 include supply related capital expenditures of approximately $23.2 million, related to the 60 MW peaking facility in South Dakota, and DSIP capital expenditures of approximately $8.0 million.

Cash Used in Financing Activities

Cash used in financing activities totaled approximately $45.2 million during the six months ended June 30, 2012 as compared with approximately $93.5 million during the six months ended June 30, 2011. During the six months ended June 30, 2012, net cash used in financing activities consisted of net repayments of commercial paper of $37.0 million, the repayment of long-term debt of $3.8 million and the payment of dividends of $26.9 million offset in part by proceeds received from the issuance of common stock pursuant to our equity distribution agreement of $23.9 million. During the six months ended June 30, 2011, net cash used in financing activities consisted of net revolving credit facility repayments of $153.0 million, net issuance of commercial paper of $90.0 million, the repayment of long-term debt of $3.6 million and the payment of dividends of $26.0 million.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of June 30, 2012. See our Annual Report on Form 10-K for the year ended December 31, 2011 for additional discussion.

	Total	2012	2013	2014	2015	2016	Thereafter
	(in thousands)
Long-term debt	$905,061	$—	$—	$—	$—	$150,000	$755,061
Capital leases	33,956	781	1,613	1,667	1,732	1,837	26,326
Short-term borrowings	129,968	129,968	—	—	—	—	—
Future minimum operating lease payments	3,383	988	1,172	599	280	130	214
Estimated pension and other postretirement obligations (1)	58,632	1,832	15,400	13,800	13,800	13,800	N/A
Qualifying facilities liability (2)	1,235,650	34,078	69,816	72,354	74,135	75,945	909,322
Supply and capacity contracts (3)	1,643,300	146,753	263,596	190,899	116,721	117,525	807,806
Contractual interest payments on debt (4)	498,196	25,606	51,212	51,212	51,212	50,888	268,066
Total Commitments (5)	$4,508,146	$340,006	$402,809	$330,531	$257,880	$410,125	$2,766,795
_________________________

(1)
We have only estimated cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. These estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.

(2)
Certain QFs require us to purchase minimum amounts of energy at prices ranging from $78 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $1.2 billion. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $0.9 billion.

(3)	We have entered into various purchase commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 25 years.

(4)	We have assumed a weighted average interest rate of 0.5% on outstanding short-term borrowing amounts through maturity.

(5)	Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

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

As of June 30, 2012, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the LIBOR plus a credit spread, ranging from 0.88% to 1.75% over LIBOR. To more cost effectively meet short-term cash requirements, we established a program where we may issue commercial paper; which is supported by our revolving credit facility. Since commercial paper terms are short-term, we are subject to interest rate risk. As of June 30, 2012, we had approximately $130.0 million of commercial paper outstanding and no borrowings on our revolving credit facility. A 1% increase in interest rates would increase our annual interest expense by approximately $1.3 million.

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

Counterparty Credit Risk

We are exposed to counterparty credit risk related to the ability of our counterparties to meet their contractual payment obligations, and the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. We are also exposed to counterparty credit risk related to providing transmission service to our customers under our Open Access Transmission Tariff and under gas transportation agreements. We have risk management policies in place to limit our transactions to high quality counterparties. We monitor closely the status of our counterparties and take action, as appropriate, to further manage this risk. This includes, but is not limited to, requiring letters of credit or prepayment terms. There can be no assurance, however, that the management tools we employ will eliminate the risk of loss.

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

During the quarter ended March 31, 2012, we implemented new income tax software to gain more utility specific functionality. The system changes were not being made in response to any material weakness in our internal controls. This software is specialized to the utility industry and provides us a more integrated process of reconciling our temporary and permanent tax differences to our financial statements. This implementation has resulted in certain changes to business processes and internal controls impacting financial reporting. We have taken steps to monitor and maintain appropriate internal control over financial reporting and will continue to evaluate the operating effectiveness of related controls during subsequent periods.

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

We are subject to extensive laws and regulations imposed by federal, state, and local government authorities in the ordinary course of operations with regard to the environment, including environmental laws and regulations relating to air and water quality, protection of natural resources and wildlife, solid waste disposal, coal ash and other environmental considerations. We believe that we are in compliance with environmental regulatory requirements; however, possible future developments, such as more stringent environmental laws and regulations, and the timing of future enforcement proceedings that may be taken by environmental authorities, could affect our costs and the manner in which we conduct our business and could require us to make substantial additional capital expenditures or abandon certain projects.

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

The completion of generation and natural gas investments and transmission projects are subject to many construction and development risks, including, but not limited to, risks related to financing, regulatory recovery, escalating costs of materials and labor, meeting construction budgets and schedules, and environmental compliance. Construction of new transmission facilities required to support future growth is subject to certain additional risks, including but not limited to: (i) our ability to obtain necessary approvals and permits from regulatory agencies on a timely basis and on terms that are acceptable to us; (ii) potential changes in federal, state and local statutes and regulations, including environmental requirements, that prevent or delay a project from proceeding, increase the anticipated cost of the project or cause us to abandon the project; (iii) inability to acquire rights-of-way or land rights on a timely basis on terms that are acceptable to us; and (iv) insufficient customer throughput commitments. In addition, there are projects proposed by other parties that may result in direct competition to our proposed transmission expansion.

 As of June 30, 2012, we have capitalized approximately $23.5 million in preliminary survey and investigative costs related to MSTI. If we are unable to complete the development and ultimate construction of MSTI or decide to delay or cancel construction for any reason, including failure to receive necessary regulatory approvals and/or siting or environmental permits, we may not be able to recover our investment. Even if MSTI is completed, the total costs may be higher than estimated and there is no assurance that we will be able to recover such costs from MSTI customers. If we abandon our efforts to pursue MSTI we may have to write-off all or a portion of these costs, which could have a material adverse effect on our results of operations.

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

Operational risks also include facility shutdowns due to breakdown or failure of equipment or processes, labor disputes, operator error, catastrophic events such as fires, explosions, floods, and intentional acts of destruction or other similar occurrences affecting the electric generating facilities; and operational changes necessitated by environmental legislation, litigation or regulation. The loss of a major electric generating facility would require us to find other sources of supply, if available, and expose us to higher purchased power costs. For example, DGGS, which began commercial operation on January 1, 2011, was shut down on January 31, 2012 after problems were discovered in the power turbines of two of the generation units. Similar problems were subsequently found in the third unit. We have incurred incremental costs for contracts with third parties for replacement regulation service. To the extent that the repair costs are not covered by the manufacturer's warranty or the incremental contract costs are not fully recoverable from customers, our results of operations and financial position could be adversely affected.

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

ITEM 6.                      EXHIBITS

(a) Exhibits

Exhibit 1.1—Equity Distribution Agreement between NorthWestern Corporation and UBS Securities LLC, dated as of April 25, 2012 (incorporated by reference to Exhibit 1.1 of NorthWestern Corporation's Current Report on Form 8-K, dated April 25, 2012, Commission File No. 1-10499).

Exhibit 18.1—Letter of Independent Registered Public Accounting Firm regarding change in accounting principle.

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

NorthWestern Corporation
Date:	July 24, 2012	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
1.1
Equity Distribution Agreement between NorthWestern Corporation and UBS Securities LLC, dated as of April 25, 2012 (incorporated by reference to Exhibit 1.1 of NorthWestern Corporation's Current Report on Form 8-K, dated April 25, 2012, Commission File No. 1-10499).

*18.1	Letter of Independent Registered Public Accounting Firm regarding change in accounting principle.
*31.1	Certification of chief executive officer.
*31.2	Certification of chief financial officer.
*32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________

*	Filed herewith