Form 10-Q
period 2012-09-30
NORTHWESTERN CORP
filed 2012-10-24
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Common Stock, Par Value $0.01
37,215,556 shares outstanding at October 19, 2012

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	September 30, 2012	December 31, 2011

ASSETS
Current Assets:
Cash and cash equivalents	$18,196	$5,928
Restricted cash	7,985	12,716
Accounts receivable, net	109,463	147,151
Inventories	59,376	59,532
Regulatory assets	39,423	48,900
Deferred income taxes	42,519	6,522
Other	10,162	9,450
Total current assets	287,124	290,199
Property, plant, and equipment, net	2,319,173	2,213,267
Goodwill	355,128	355,128
Regulatory assets	320,956	308,804
Other noncurrent assets	24,565	43,040
Total assets	$3,306,946	$3,210,438
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$1,585	$1,370
Current maturities of long-term debt	—	3,792
Short-term borrowings	—	166,934
Accounts payable	62,238	76,735
Accrued expenses	214,136	193,939
Regulatory liabilities	43,757	33,184
Total current liabilities	321,716	475,954
Long-term capital leases	31,979	32,918
Long-term debt	1,055,067	905,049
Deferred income taxes	339,851	282,406
Noncurrent regulatory liabilities	273,744	265,987
Other noncurrent liabilities	395,770	389,012
Total liabilities	2,418,127	2,351,326
Commitments and Contingencies (Note 14)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 40,790,925 and 37,214,807 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	408	398
Treasury stock at cost	(90,830)	(90,273)
Paid-in capital	848,256	816,700
Retained earnings	127,756	128,631
Accumulated other comprehensive income	3,229	3,656
Total shareholders' equity	888,819	859,112
Total liabilities and shareholders' equity	$3,306,946	$3,210,438
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Electric	$202,485	206,613	$605,716	$602,024
Gas	32,965	37,067	182,812	230,971
Other	416	361	1,041	1,112
Total Revenues	235,866	244,041	789,569	834,107
Operating Expenses
Cost of sales	93,061	98,045	327,884	370,523
Operating, general and administrative	63,056	66,332	195,725	203,254
Mountain States Transmission Intertie impairment	24,039	—	24,039	—
Property and other taxes	24,796	22,605	74,395	68,551
Depreciation	26,505	25,181	79,364	75,562
Total Operating Expenses	231,457	212,163	701,407	717,890
Operating Income	4,409	31,878	88,162	116,217
Interest Expense, net	(17,743)	(16,694)	(49,598)	(50,737)
Other Income	974	346	3,134	2,257
(Loss) Income Before Income Taxes	(12,360)	15,530	41,698	67,737
Income Tax Benefit (Expense)	8,588	(635)	(1,989)	(9,297)
Net (Loss) Income	$(3,772)	$14,895	$39,709	$58,440
Average Common Shares Outstanding	37,201	36,262	36,723	36,254
Basic (Loss) Earnings per Average Common Share	$(0.10)	$0.41	$1.09	$1.61
Diluted (Loss) Earnings per Average Common Share	$(0.10)	$0.41	$1.08	$1.60
Dividends Declared per Average Common Share	$0.37	$0.36	$1.11	$1.08

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (Loss) Income	$(3,772)	$14,895	$39,709	$58,440
Other comprehensive (loss) income, net of tax:
Reclassification of net gains on derivative instruments	(178)	(183)	(552)	(777)
Postretirement medical liability adjustment	—	—	205	—
Foreign currency translation	(79)	(168)	(80)	(99)
Total Other Comprehensive Loss	(257)	(351)	(427)	(876)
Comprehensive (Loss) Income	$(4,029)	$14,544	$39,282	$57,564

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net Income	$39,709	$58,440
Items not affecting cash:
Depreciation	79,364	75,562
Amortization of debt issue costs, discount and deferred hedge gain	273	914
Amortization of restricted stock	2,199	1,649
Equity portion of allowance for funds used during construction	(3,311)	(960)
(Loss) gain on disposition of assets	(232)	850
Deferred income taxes	21,663	31,310
Mountain States Transmission Intertie impairment	24,039	—
Changes in current assets and liabilities:
Restricted cash	4,731	1,188
Accounts receivable	37,688	36,192
Inventories	156	(21,346)
Other current assets	(712)	(1,896)
Accounts payable	(9,604)	(12,808)
Accrued expenses	29,139	37,018
Regulatory assets	(3,266)	5,539
Regulatory liabilities	10,573	2,663
Other noncurrent assets	(13,400)	(3,451)
Other noncurrent liabilities	3,619	(359)
Cash provided by operating activities	222,628	210,505
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(157,859)	(124,484)
Asset acquisition	(18,384)	—
Proceeds from sale of assets	262	209
Cash used in investing activities	(175,981)	(124,275)
FINANCING ACTIVITIES:
Treasury stock activity	(557)	169
Proceeds from issuance of common stock, net	28,477	—
Dividends on common stock	(40,584)	(38,930)
Issuance of long-term debt	150,000	—
Repayments on long-term debt	(3,871)	(6,586)
Line of credit borrowings	—	80,000
Line of credit repayments	—	(233,000)
(Repayments) issuances of short-term borrowings, net	(166,934)	112,993
Financing costs	(910)	(1,116)
Cash used in financing activities	(34,379)	(86,470)
Increase (Decrease) in Cash and Cash Equivalents	12,268	(240)
Cash and Cash Equivalents, beginning of period	5,928	6,234
Cash and Cash Equivalents, end of period	$18,196	$5,994
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	1,944	18
Interest	34,416	28,950
Significant non-cash transactions:
Capital expenditures included in accounts payable and accrued expenses	13,292	4,314

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to September 30, 2012, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

We completed our goodwill impairment test as of April 1, 2012 and no impairment was identified. For further discussion see Note 6 - Goodwill.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain Qualifying Facility (QF) plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 Megawatt (MW) coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per Megawatt Hour (MWH) (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $394.9 million through 2024.

(2) New Accounting Standards

Accounting Standards Issued

There have been no new accounting pronouncements or changes in accounting pronouncements issued during the nine months ended September 30, 2012 that are of significance, or potential significance, to us.

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

In June 2011, the FASB issued guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. We adopted this standard during the first quarter of 2012. We have changed the presentation of comprehensive income from a single continuous financial statement to two separate, but consecutive, statements during the third quarter of 2012. The adoption of this standard did not have a material effect on our financial statement disclosures.

(3) Regulatory Matters

Dave Gates Generating Station at Mill Creek (DGGS)

On January 1, 2011, we began commercial operations of DGGS, a 150 MW natural gas fired facility that provides regulating resources (in place of previously contracted ancillary services). DGGS was constructed for a total cost of $183 million, as compared to an original estimate of $202 million. Our regulatory filings seeking approval of rates related to DGGS are based on an allocation of approximately 80% of revenues related to the facility from retail customers being subject to the jurisdiction of the Montana Public Service Commission (MPSC) and approximately 20% of revenues allocated to wholesale customers subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).

In our DGGS FERC proceedings total project costs were not challenged and the parties to the case have stipulated to the revenue requirement; however, intervenors have challenged the allocation of costs. Our allocation methodology of 20% of the DGGS revenue requirement to FERC jurisdictional customers is based on our past practice of allocating the contracted costs for these services. A hearing was held in June 2012 before a FERC Administrative Law Judge (ALJ) to consider this proposed allocation methodology. In September 2012, we received an initial decision from the ALJ concluding that we should only recover approximately 4.4% of the revenue requirement from FERC jurisdictional customers. The ALJ's initial decision is nonbinding.

In response to the initial decision, we and the intervening parties will have the opportunity to respond with briefs in support or opposition to be filed during the fourth quarter of 2012. We intend to vigorously appeal the initial decision to the full FERC. The FERC is expected to consider the matter and issue a binding decision during the second quarter of 2013. The FERC is not obliged to follow any of the findings from the ALJ's initial decision and can accept or reject the initial decision in whole or in part. If the FERC upholds the ALJ decision and a portion of the costs are effectively disallowed, we would be required to assess DGGS for impairment. If we disagree with a decision issued by the FERC, we may pursue full appellate rights through rehearing and appeal to a United States Circuit Court of Appeals, which could extend into 2015.

We continue to bill customers interim rates which have been effective since January 1, 2011. These interim rates are subject to refund plus interest pending final resolution at FERC. As a result of the ALJ initial decision we deferred additional revenue of approximately $11.4 million during the third quarter of 2012. Of this charge, approximately $6.4 million relates to revenues collected during 2011. As of September 30, 2012, our cumulative deferred revenue related to DGGS FERC jurisdictional revenues is approximately $14.3 million.

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

DGGS was shut down on January 31, 2012 after problems were discovered in the power turbines of two of the generation units. Similar problems were subsequently found in the third unit. There are two power turbines per unit, and by May 3, 2012, five of the six turbines had been returned to service through using a combination of the original turbines after servicing by their supplier Pratt & Whitney Power Systems (PWPS) and turbines on loan from PWPS. We are coordinating with PWPS to investigate the root cause of the problem. Testing of the conclusions of the root cause analysis is expected to occur during the fourth quarter of 2012. We expect that any required modifications or further servicing of the turbines to implement the root cause analysis will take place during the first quarter of 2013. We anticipate that the work will be performed in a manner that will not require DGGS to be taken completely off-line. We expect the turbine repair costs will be covered under the manufacturer's warranty.

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

In May 2012, we filed our 2012 annual electric and natural gas supply tracker filings. During June, we received an order from the MPSC approving the requested natural gas tracker rates on an interim basis. During July, the MPSC approved the electric tracker filing on an interim basis; however, the order specifically excludes DGGS contract costs from interim recovery and provides that they are to be reviewed at a future date.

Demand-side management (DSM) lost revenues - Base rates, including impacts of past DSM activities, are reset in general rate case filings. As time passes between rate cases, more energy saving measures (primarily more efficient residential and commercial lighting) are implemented, causing an increase in DSM lost revenues. This increase in DSM lost revenues is included in our annual tracker filings until the next general rate case. Historically, the MPSC has authorized us to include a calculation of lost revenues based on actual DSM program activity, but prohibited the inclusion of forecasted or estimated future lost revenue in the electric tracker. In April 2012, we received a final order for our 2011 annual electric tracker filing, which authorized us to include forecasted lost revenues in future filings. Based on this order, we have recognized $3.3 million of the requested $5.7 million of lost revenues for the 2011/2012 tracker period. We have not recognized the entire amount as we are required to provide the MPSC with a detailed independent study supporting our requested DSM lost revenues during the fourth quarter of 2012. The study will also be subject to review and potential challenge by intervenors, such as the Montana Consumer Counsel (MCC). The MPSC could ultimately determine our requested amounts are too high and we may have to refund a portion of DSM lost revenues that we have recognized. We do not expect the MPSC to issue a final order related to the DSM lost revenues until at least the first quarter of 2013.

Wind Generation

In February 2012, the MPSC approved our application for pre-approval to purchase a wind project in Judith Basin County in Montana to be developed and constructed by Spion Kop Wind, LLC, a wholly-owned subsidiary of Compass Wind, LLC (Compass) that would provide 40 MW of name plate capacity, with an estimated cost for the total project of approximately $86 million. The approval includes an authorized rate of return of 7.4%, which was computed using a 10% return on equity, a 5% estimated cost of debt and a capital structure consisting of 52% debt and 48% equity. The approval also includes a performance condition that would reduce our revenue requirement if the average production failed to meet a minimum threshold for the first three years. We do not believe this performance condition will have a significant impact on our revenue requirement.

We expect to take ownership of the project and pay Compass approximately $81 million during the fourth quarter of 2012. Both the energy and associated renewable energy credits will be placed into our electric supply portfolio to meet future customer loads and renewable portfolio standards obligations. Through September 30, 2012 we have completed construction of the required transmission infrastructure and capitalized approximately $5.3 million of costs associated with this project.

Battle Creek Filing

In March 2012, we submitted an application with the MPSC to place our majority interest in the Battle Creek Field natural gas production fields and gathering system acquired in 2010 in regulated natural gas rate base. The application reflects a joint stipulation between us and the MCC of a 10% return on equity and a capital structure consisting of 52% debt and 48% equity. Since November 2010, the cost of service for the natural gas produced, including a return on our investment has been included in our natural gas supply tracker on an interim basis. A hearing was held in September 2012 and we expect to receive a final order during the fourth quarter of 2012. Pending MPSC approval, the corresponding amounts included in the natural gas supply tracker are subject to refund and through September 30, 2012, we have deferred revenue of approximately $2.2 million based on the difference between our cost of service and current natural gas market prices.

Montana Natural Gas Rate Filing

In September 2012, we filed a request with the MPSC for a natural gas distribution revenue increase of approximately $15.7 million. This request was based on a return on equity of 10.5%, a capital structure consisting of 52% debt and 48% equity and rate base of $309.5 million. We are currently awaiting the establishment of a procedural schedule.

(4) Mountain States Transmission Intertie (MSTI) Impairment

The MSTI line is a proposed 500 kV transmission project from southwestern Montana to southeastern Idaho with a potential capacity of 1500 MWs. We reported in our annual report on Form 10-K for the year ended December 31, 2011 that there was significant market uncertainty related to the project. In addition, we reported in our Form 10-Q for the period ended June 30, 2012 that we would consider writing down or writing off the costs of the MSTI project depending on the likelihood of reaching an agreement with the Bonneville Power Administration (BPA) to serve its southern Idaho loads. On October 2, 2012, BPA notified us that it has ranked other options ahead of MSTI to serve BPA's southern Idaho loads. This notification was in conjunction with the January 2012 Memorandum of Understanding between NorthWestern and BPA agreeing to explore the potential for MSTI to accommodate BPA's needs. Based on BPA's decision, continued market uncertainty, and permitting issues causing timeline delays, we have determined that we will not further pursue development of MSTI at this time. As a result, during the third quarter of 2012 we recorded an impairment charge of substantially all of the capitalized preliminary survey and investigative costs related to MSTI, totaling approximately $24.0 million.

(5) Income Taxes

Our effective tax rate was (69.5)% and 4.8% for the three and nine months ended September 30, 2012 as compared with 4.1% and 13.7% for the three and nine months ended September 30, 2011. The following table summarizes the significant differences from the federal statutory rate (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(Loss) Income Before Income Taxes	$(12,360)	$15,530	$41,698	$67,737

Income tax calculated at 35% federal statutory rate	4,326	(5,435)	(14,594)	(23,707)

Permanent or flow through adjustments:
Prior year permanent return to accrual adjustments	1,857	—	1,857	(2,571)
Flow-through repairs deductions	1,808	3,243	9,547	8,745
Flow-through of state bonus depreciation deduction	276	1,170	2,159	4,452
Recognition of state net operating loss benefit/valuation allowance release	51	—	51	2,402
State income tax and other, net	270	387	(1,009)	1,382
	$4,262	$4,800	$12,605	$14,410

Income tax benefit (expense)	$8,588	$(635)	$(1,989)	$(9,297)

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

Uncertain Tax Positions

We have unrecognized tax benefits of approximately $135.5 million as of September 30, 2012, including approximately $80.2 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

The Internal Revenue Service (IRS) issued guidance during the third quarter of 2011 providing a safe harbor method for determining the tax treatment of repair costs related to electric transmission and distribution property. We are evaluating whether or not we want to elect the safe harbor method, which may result in a change in related repairs deductions and unrecognized tax benefits.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the nine months ended September 30, 2012, we have not recognized expense for interest or penalties, and do not have any amounts accrued at September 30, 2012 and December 31, 2011, respectively, for the payment of interest and penalties.

Our federal tax returns from 2000 forward remain subject to examination by the IRS.

(6) Goodwill

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

There were no changes in our goodwill during the nine months ended September 30, 2012. Goodwill by segment is as follows for both September 30, 2012 and December 31, 2011 (in thousands):

Electric	$241,100
Natural gas	114,028
$355,128

(7) Comprehensive (Loss) Income

The following tables display the components of Other Comprehensive (Loss) Income, after-tax, and the related tax effects (in thousands):

	September 30, 2012
	Three Months Ended			Nine Months Ended
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Foreign currency translation adjustment	$(79)	$—	$(79)	$(80)	$—	$(80)
Reclassification of net gains on derivative instruments to net income	(297)	119	(178)	(891)	339	(552)
Pension and postretirement medical liability adjustment	—	—	—	333	(128)	205
Other comprehensive loss	$(376)	$119	$(257)	$(638)	$211	$(427)

	September 30, 2011
	Three Months Ended			Nine Months Ended
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$(168)	$—	$(168)	$(99)	$—	$(99)
Reclassification of net gains on derivative instruments to net income	(297)	114	(183)	(891)	114	(777)
Other comprehensive loss	$(465)	$114	$(351)	$(990)	$114	$(876)

Balances by classification included within accumulated other comprehensive income (AOCI) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	September 30, 2012	December 31, 2011
Foreign currency translation	$340	$420
Derivative instruments designated as cash flow hedges	4,423	4,975
Pension and postretirement medical plans	(1,534)	(1,739)
Accumulated other comprehensive income	3,229	3,656

(8) Risk Management and Hedging Activities

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

Normal Purchases and Normal Sales

We have applied the normal purchase and normal sale scope exception (NPNS) to most of our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Financial Statements at September 30, 2012 and December 31, 2011. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

The following table represents the fair value and location of derivative instruments subject to mark-to-market accounting (in thousands). For more information on the determination of fair value see Note 9.

Mark-to-Market Transactions	Balance Sheet Location	September 30, 2012	December 31, 2011

Natural gas net derivative liability	Accrued Expenses	$7,569	$20,312

The following table represents the net change in fair value for these derivatives (in thousands):

	Unrealized gain recognized in Regulatory Assets		Unrealized gain recognized in Regulatory Assets
	Three Months Ended		Nine Months Ended
Derivatives Subject to Regulatory Deferral	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Natural gas	$5,527	$1,840	$12,743	$9,655

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

The following table presents, as of September 30, 2012, the aggregate fair value of forward purchase contracts that do not qualify for NPNS that contain credit risk-related contingent features. If the credit risk-related contingent features underlying these agreements were triggered as of September 30, 2012, the collateral posting requirements would be as follows (in thousands):

Contracts with Contingent Feature	Fair Value Liability	Posted Collateral	Contingent Collateral

Credit rating	$943	$—	$943

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

We have previously used interest rate swaps designated as cash flow hedges to manage our interest rate exposures associated with new debt issuances. These swaps were designated as cash flow hedges with the effective portion of gains and losses, net of associated deferred income tax effects, recorded in AOCI. We reclassify these gains from AOCI into interest expense during the periods in which the hedged interest payments occur. The following table shows the effect of these derivative instruments on the Financial Statements (in thousands):

	Location of gain reclassified from AOCI to Income	Nine Months Ended September 30, 2012 and 2011

Amount of gain reclassified from AOCI	Interest Expense	$891

Approximately $7.2 million of the pre-tax gain on these cash flow hedges is remaining in AOCI as of September 30, 2012, and we expect to reclassify approximately $1.2 million from AOCI into interest expense during the next twelve months. These gains relate to swaps previously terminated, and we have no current interest rate swaps outstanding.

(9) Fair Value Measurements

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

We classify assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. The table below sets forth by level within the fair value hierarchy the gross components of our assets and liabilities measured at fair value on a recurring basis. Normal purchases and sales transactions are not included in the fair values by source table as they are not recorded at fair value. There were no transfers between levels for the periods presented. See Note 8 for further discussion.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
September 30, 2012	(in thousands)
Cash equivalents	$18,000	$—	$—	$—	$18,000
Restricted cash	7,671	—	—	—	7,671
Rabbi trust investments	10,689	—	—	—	10,689
Derivative liability (1)	—	(7,569)	—	—	(7,569)
Total	$36,360	$(7,569)	$—	$—	$28,791

December 31, 2011
Restricted cash	$12,292	$—	$—	$—	$12,292
Rabbi trust investments	8,049	—	—	—	8,049
Derivative liability (1)	—	(20,312)	—	—	(20,312)
Total	$20,341	$(20,312)	$—	$—	$29
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

Cash equivalents and restricted cash represent amounts held in money market mutual funds. Our restricted cash is held in trust under various insurance requirements. Rabbi trust assets represent assets held for non-qualified deferred compensation plans, which consist of our common stock and actively traded mutual funds with quoted prices in active markets. Fair value for the commodity derivatives was determined using internal models based on quoted forward commodity prices. We consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). The fair value measurement of liabilities also reflects the nonperformance risk of the reporting entity, as applicable. Therefore, we have factored the impact of our credit standing as well as any potential credit enhancements into the fair value measurement of both derivative assets and derivative liabilities. Consideration of our own credit risk did not have a material impact on our fair value measurements.

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt (including current portion)	$1,055,067	$1,239,671	$908,841	$1,070,539

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

(10) Financing Activities

In February 2012, we filed a shelf registration statement with the SEC that can be used for the issuance of debt or equity securities. In April 2012, we entered into an Equity Distribution Agreement with UBS Securities LLC (UBS) pursuant to which we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $100 million. During the three months ended September 30, 2012, we sold 128,131 shares of our common stock at an average price of $36.50 per share. Proceeds received were approximately $4.6 million, which are net of sales commissions paid to UBS of approximately $0.1 million and other fees.

In August 2012, we issued $90 million aggregate principal amount of Montana and South Dakota First Mortgage Bonds at a fixed interest rate of 4.15% maturing in 2042. At the same time, we also issued $60 million aggregate principal amount of Montana and South Dakota First Mortgage Bonds at a fixed interest rate of 4.30% maturing in 2052. The bonds are secured by our electric and natural gas assets in the respective jurisdictions. The bonds were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were used primarily to repay commercial paper borrowings.

(11) Segment Information

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

Three Months Ended
September 30, 2012	Electric	Gas	Other	Eliminations	Total
Operating revenues	$202,485	$32,965	$416	$—	$235,866
Cost of sales	83,814	9,247	—	—	93,061
Gross margin	118,671	23,718	416	—	142,805
Operating, general and administrative	44,711	17,452	893	—	63,056
MSTI impairment	24,039	—	—	—	24,039
Property and other taxes	18,621	6,172	3	—	24,796
Depreciation	21,636	4,860	9	—	26,505
Operating income (loss)	9,664	(4,766)	(489)	—	4,409
Interest expense	(15,181)	(2,363)	(199)	—	(17,743)
Other income	405	541	28	—	974
Income tax benefit (expense)	5,762	3,102	(276)	—	8,588
Net income (loss)	$650	$(3,486)	$(936)	$—	$(3,772)
Total assets	$2,319,856	$976,152	$10,938	$—	$3,306,946
Capital expenditures	$45,932	$32,499	$—	$—	$78,431

Three Months Ended
September 30, 2011	Electric	Gas	Other	Eliminations	Total
Operating revenues	$206,613	$37,067	$361	$—	$244,041
Cost of sales	85,221	12,824	—	—	98,045
Gross margin	121,392	24,243	361	—	145,996
Operating, general and administrative	45,607	19,979	746	—	66,332
Property and other taxes	16,894	5,708	3	—	22,605
Depreciation	20,465	4,708	8	—	25,181
Operating income (loss)	38,426	(6,152)	(396)	—	31,878
Interest expense	(13,661)	(2,711)	(322)	—	(16,694)
Other income	86	232	28	—	346
Income tax (expense) benefit	(3,407)	3,016	(244)	—	(635)
Net income (loss)	$21,444	$(5,615)	$(934)	$—	$14,895
Total assets	$2,157,225	$891,989	$12,610	$—	$3,061,824
Capital expenditures	$44,318	$8,309	$—	$—	$52,627

Nine Months Ended
September 30, 2012	Electric	Gas	Other	Eliminations	Total
Operating revenues	$605,716	$182,812	$1,041	$—	$789,569
Cost of sales	244,902	82,982	—	—	327,884
Gross margin	360,814	99,830	1,041	—	461,685
Operating, general and administrative	137,753	55,397	2,575	—	195,725
MSTI impairment	24,039	—	—	—	24,039
Property and other taxes	55,628	18,759	8	—	74,395
Depreciation	64,770	14,569	25	—	79,364
Operating income (loss)	78,624	11,105	(1,567)	—	88,162
Interest expense	(42,257)	(6,660)	(681)	—	(49,598)
Other income	1,818	1,235	81	—	3,134
Income tax (expense) benefit	(3,322)	522	811	—	(1,989)
Net income (loss)	$34,863	$6,202	$(1,356)	$—	$39,709
Total assets	$2,319,856	$976,152	$10,938	$—	$3,306,946
Capital expenditures	$130,723	$45,520	$—	$—	$176,243

Nine Months Ended
September 30, 2011	Electric	Gas	Other	Eliminations	Total
Operating revenues	$602,024	$230,971	$1,112	$—	$834,107
Cost of sales	246,592	123,931	—	—	370,523
Gross margin	355,432	107,040	1,112	—	463,584
Operating, general and administrative	140,267	60,651	2,336	—	203,254
Property and other taxes	50,937	17,606	8	—	68,551
Depreciation	61,205	14,332	25	—	75,562
Operating income (loss)	103,023	14,451	(1,257)	—	116,217
Interest expense	(40,877)	(8,105)	(1,755)	—	(50,737)
Other income	1,425	751	81	—	2,257
Income tax (expense) benefit	(10,998)	(1,228)	2,929	—	(9,297)
Net income (loss)	$52,573	$5,869	$(2)	$—	$58,440
Total assets	$2,157,225	$891,989	$12,610	$—	$3,061,824
Capital expenditures	$99,168	$25,316	$—	$—	$124,484

(12) Earnings Per Share

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

Average shares used in computing the basic and diluted earnings per share are as follows:

	Three Months Ended
	September 30, 2012	September 30, 2011
Basic computation	37,201,051	36,262,246
Dilutive effect of
Restricted stock and performance share awards (1)	—	248,775

Diluted computation	37,201,051	36,511,021

	Nine Months Ended
	September 30, 2012	September 30, 2011
Basic computation	36,723,105	36,254,159
Dilutive effect of
Restricted stock and performance share awards (1)	70,848	245,500

Diluted computation	36,793,953	36,499,659

___________________
(1)           Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

In periods in which a net loss has been incurred, all potentially dilutive shares are considered antidilutive and thus are excluded from the calculation. For the three months ended September 30, 2012, we had 173,624 potentially dilutive restricted stock and performance share awards which were not included in the calculation.

(13) Employee Benefit Plans

Net periodic benefit cost (income) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Components of Net Periodic Benefit Cost (Income)
Service cost	$2,586	$2,549	$162	$109
Interest cost	6,016	6,099	309	337
Expected return on plan assets	(7,501)	(7,616)	(253)	(296)
Amortization of prior service cost	62	62	(500)	(500)
Recognized actuarial loss	2,291	629	234	165
Net Periodic Benefit Cost (Income)	$3,454	$1,723	$(48)	$(185)

7

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Components of Net Periodic Benefit Cost (Income)
Service cost	$8,616	$7,649	$406	$328
Interest cost	17,867	18,296	875	1,011
Expected return on plan assets	(22,497)	(22,847)	(766)	(889)
Amortization of prior service cost	185	185	(1,499)	(1,499)
Recognized actuarial loss	6,485	1,887	593	494
Net Periodic Benefit Cost (Income)	$10,656	$5,170	$(391)	$(555)

(14) Commitments and Contingencies

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

Our liability for environmental remediation obligations is estimated to range between $28.3 million to $37.5 million, primarily for manufactured gas plants discussed below. As of September 30, 2012, we have a reserve of approximately $31.0 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. Over time, as specific laws are implemented and we gain experience in operating under them, a portion of the costs related to such laws will become determinable, and we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or ongoing operations.

Manufactured Gas Plants - Approximately $25.6 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently investigating, characterizing, and initiating remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources (DENR). Our current reserve for remediation costs at this site is approximately $11.6 million, and we estimate that approximately $9.1 million of this amount will be incurred during the next five years.

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

While numerous bills have been introduced that address climate change from different perspectives, including through direct regulation of GHG emissions, the establishment of cap and trade programs and the establishment of Federal renewable portfolio standards, Congress has not passed any federal climate change legislation and we cannot predict when or if Congress will pass such legislation and in what form. In the absence of such legislation, the EPA is regulating GHG emissions under its existing authority pursuant to the Clean Air Act. For example, EPA regulations now require that major sources in the United States collect and annually report information regarding their GHG emissions.

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

Water Intakes - Section 316(b) of the Federal Clean Water Act requires that the location, design, construction and capacity of any cooling water intake structure reflect the “best available technology” for minimizing environmental impacts. Permits required for existing facilities are to be developed by the individual states using their best professional judgment until the EPA takes action to address several court decisions that rejected portions of previous rules and confirmed that EPA has discretion to consider costs relative to benefits in developing cooling water intake structure regulations. In March 2011, EPA proposed a rule to address impingement and entrainment of aquatic organisms at existing cooling water intake structures. EPA has not yet issued a final rule; however, it is under a consent decree to do so by June 2013. When a final rule is issued and implemented, additional capital and/or increased operating costs may be incurred. The costs of complying with any such final water intake standards are not currently determinable, but could be significant.

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

On July 7, 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR) to reduce emissions from electric generating units that interfere with the ability of downwind states to achieve ambient air quality standards. Under CSAPR, significant reductions in emissions of nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions reductions were to be required beginning in 2012. After having issued a stay of CSAPR earlier this year, however, a Federal court found that CSAPR violated federal law and ordered that it be vacated. The Clean Air Interstate Rule remains in effect until the EPA issues a valid replacement. The EPA has filed a petition seeking legal review of the Federal court's ruling.

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

Iowa. The Neal 4 generating facility, of which we have an 8.7% ownership, is installing a scrubber, a baghouse, activated carbon and a selective non-catalytic reduction system to comply with national ambient air quality standards and MATS standards. These improvements are also expected to result in compliance with the regional haze provisions of the Clean Air Act. Capital expenditures for such equipment are currently estimated to be approximately $270 million (our share is 8.7%). The plant began incurring such costs in 2011 and the costs will be spread over the next three years. Our incremental capital expenditure projections include amounts related to our share of the emission control equipment at Neal 4 based on current estimates. We could, however, face additional capital or financing costs. We will seek to recover any such costs through the regulatory process.

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

In September 2012, a final Federal Implementation Plan for Montana was published in the Federal Register to address regional haze. As finalized, Colstrip Unit 4 does not have to improve removal efficiency for pollutants that contribute to regional haze. The plan is reviewed every five years and Colstrip Unit 4 could be impacted during a subsequent review period. The plant operator has indicated that costs for future compliance, if any, are unknown at this time; however, if such costs are subsequently incurred they could be significant.

See 'Legal Proceedings - Notice of Intent to Sue Colstrip Owners' below for discussion of potential Sierra Club action.

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

Meanwhile, on October 31, 2010, NorthWestern filed with the MPSC, consistent with the direction of the arbitration panel, for a determination of the inputs that will be used to calculate contract rates for periods subsequent to June 30, 2006. The MPSC has not yet ruled on our filing. On June 30, 2011, CELP submitted another demand for arbitration, seeking clarification from the same panel regarding the panel's intent as to the implementation of its award in Contract Years 17 (July 2005 - June 2006) and 18 (July 2006 - June 2007). The parties initially agreed to submit the matter without witnesses but following simultaneous submission of briefs in February 2012 and a hearing on March 1, 2012, the arbitration panel has requested further proceedings, including witness testimony. A hearing was held July 30 through August 1, 2012, and we expect a decision during the fourth quarter of 2012. Based on our current assumptions (including current discount rates), if CELP prevailed entirely, we could be required to increase our QF liability by approximately $30 million. If we prevailed entirely, we could reduce our QF liability by up to $52 million. Due to the uncertainty around resolution of this matter, we currently are unable to predict its outcome. In addition, settlement discussions concerning these claims are ongoing.

Notice of Intent to Sue Colstrip Owners

In a letter dated July 25, 2012, the Sierra Club and the Montana Environmental Information Center (MEIC) served on each of the individual owners of the Colstrip Steam Electric Station (CSES), including us and the owner or managing agent of the station, a notice of intent to sue over alleged violations of the federal Clean Air Act, 42 U.S.C. § 7401 et seq. The Notice states that the Sierra Club and MEIC will request a United States District Court to impose injunctive relief and civil penalties, require a beneficial environmental project in the areas directly impacted by the highest concentrations of air pollution emissions from CSES, and require reimbursement of the Sierra Club's and MEIC's costs of litigation and attorneys' fees. Since then, the Sierra Club and MEIC have twice amended their notice of intent to sue. The first amendment, contained in a letter dated August 30, 2012, asserts that the owners, and the owner or managing agent, violated the Colstrip Title V air quality operating permit by failing to provide complete reports to the Montana Department of Environmental Quality (MDEQ) regarding opacity exceedances for the third quarter of 2008 and the second and third quarters of 2009. The second amendment, contained in a letter dated September 27, 2012, asserts that the owners, and the owner or managing agent, have violated the Clean Air Act each day since April 13, 2010, by failing to timely submit a complete air quality operating permit application to the MDEQ. We intend to vigorously defend any lawsuit filed by the Sierra Club and MEIC. Due to the uncertainty around this matter and the lack of any pending lawsuit, we currently are unable to predict its outcome.

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

Significant items during the three months ended September 30, 2012 include:

•	An initial decision by a FERC Administrative Law Judge related to DGGS, causing us to defer additional revenue of approximately $11.4 million; and

•	A charge of approximately $24 million in the third quarter of 2012 for the impairment of substantially all of the capitalized preliminary survey and investigative costs associated with MSTI.

Dave Gates Generating Station at Mill Creek (DGGS)

On January 1, 2011, we began commercial operations of DGGS, a 150 MW natural gas fired facility that provides regulating resources (in place of previously contracted ancillary services). DGGS was constructed for a total cost of $183 million, as compared to an original estimate of $202 million. Our regulatory filings seeking approval of rates related to DGGS are based on an allocation of approximately 80% of revenues related to the facility from retail customers being subject to the jurisdiction of the Montana Public Service Commission (MPSC) and approximately 20% of revenues allocated to wholesale customers subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).

In our DGGS FERC proceedings total project costs were not challenged and the parties to the case have stipulated to the revenue requirement; however, intervenors have challenged the allocation of costs. Our allocation methodology of 20% of the DGGS revenue requirement to FERC jurisdictional customers is based on our past practice of allocating the contracted costs for these services. A hearing was held in June 2012 before a FERC Administrative Law Judge (ALJ) to consider this proposed allocation methodology. In September 2012, we received an initial decision from the ALJ concluding that we should only recover approximately 4.4% of the revenue requirement from FERC jurisdictional customers. The ALJ's initial decision is non-binding.

In response to the initial decision, we and the intervening parties will have the opportunity to respond with briefs in support or opposition to be filed during the fourth quarter of 2012. We intend to vigorously appeal the initial decision to the full FERC. The FERC is expected to consider the matter and issue a binding decision during the second quarter of 2013. The FERC is not obliged to follow any of the findings from the ALJ's initial decision and can accept or reject the initial decision in whole or in part. If the FERC upholds the ALJ decision and a portion of the costs are effectively disallowed, we would be required to assess DGGS for impairment. If we disagree with a decision issued by the FERC, we may pursue full appellate rights through rehearing and appeal to a United States Circuit Court of Appeals, which could extend into 2015.

We continue to bill customers interim rates which have been effective since January 1, 2011. These interim rates are subject to refund plus interest pending final resolution at FERC. As a result of the ALJ initial decision we deferred additional revenue of approximately $11.4 million during the third quarter of 2012. Of this charge, approximately $6.4 million relates to revenues collected during 2011. As of September 30, 2012, our cumulative deferred revenue related to DGGS FERC jurisdictional revenues is approximately $14.3 million.

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

DGGS was shut down on January 31, 2012 after problems were discovered in the power turbines of two of the generation units. Similar problems were subsequently found in the third unit. There are two power turbines per unit, and by May 3, 2012 , five of the six turbines had been returned to service through using a combination of the original turbines after servicing by their supplier Pratt & Whitney Power Systems (PWPS) and turbines on loan from PWPS. We are coordinating with PWPS to investigate the root cause of the problem. Testing of the conclusions of the root cause analysis is expected to occur during the fourth quarter of 2012. We expect that any required modifications or further servicing of the turbines to implement the root cause analysis will take place during the first quarter of 2013. We anticipate that the work will be performed in a manner that will not require DGGS to be taken completely off-line. We expect the turbine repair costs will be covered under the manufacturer's warranty.

Mountain States Transmission Intertie Project (MSTI) Impairment

The MSTI line is a proposed 500 kV transmission project from southwestern Montana to southeastern Idaho with a potential capacity of 1500 MWs. We reported in our annual report on Form 10-K for the year ended December 31, 2011 that there was significant market uncertainty related to the project. In addition, we reported in our Form 10-Q for the period ended June 30, 2012 that we would consider writing down or writing off the costs of the MSTI project depending on the likelihood of reaching an agreement with the Bonneville Power Administration (BPA) to serve its southern Idaho loads. On October 2, 2012, BPA notified us that it has ranked other options ahead of MSTI to serve BPA's southern Idaho loads. This notification was in conjunction with the January 2012 Memorandum of Understanding between NorthWestern and BPA agreeing to explore the potential for MSTI to accommodate BPA's needs. Based on BPA's decision, continued market uncertainty, and permitting issues causing timeline delays, we have determined that we will not further pursue development of MSTI at this time. As a result, during the third quarter of 2012 we recorded an impairment charge of substantially all of the capitalized preliminary survey and investigative costs related to MSTI, totaling approximately $24.0 million.

STRATEGY UPDATE

We are focused on growing through investing in our core utility business and providing safe, reliable service while earning a reasonable return on invested capital. In response to our aging infrastructure, we continue to make significant maintenance capital investments in our distribution and transmission system in excess of our depreciation, which is the amount of these costs we recover through rates.

We are considering opportunities for the ownership and/or development of electric generation facilities and seeking opportunities to acquire proven gas reserves, which help to stabilize our customers' energy costs while providing us the opportunity to grow our rate base and earn a return on investment.

Regulatory Matters

Rate cases are a key component of our earnings growth and achieving our financial objectives. In September 2012, we filed a request with the MPSC for a natural gas distribution revenue increase of approximately $15.7 million. This request was based on a return on equity of 10.5%, a capital structure consisting of 52% debt and 48% equity and rate base of $309.5 million. We are currently awaiting the establishment of a procedural schedule.

Supply Investments

During the third quarter of 2012, we completed the purchase of natural gas production interests in northern Montana’s Bear Paw Basin, including 75% interests in two gas gathering systems. The purchase price for the Bear Paw Basin assets including the interests in the two gathering systems was $19.5 million (subject to customary post closing adjustments). We expect annual production to be approximately 8% of our natural gas load in Montana.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011

	Three Months Ended September 30,
	2012	2011	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$202.5	$206.6	$(4.1)	(2.0)%
Natural Gas	33.0	37.0	(4.0)	(10.8)
Other	0.4	0.4	—	—
	$235.9	$244.0	$(8.1)	(3.3)%

	Three Months Ended September 30,
	2012	2011	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$83.8	$85.2	$(1.4)	(1.6)%
Natural Gas	9.2	12.8	(3.6)	(28.1)
	$93.0	$98.0	$(5.0)	(5.1)%

	Three Months Ended September 30,
	2012	2011	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$118.7	$121.4	$(2.7)	(2.2)%
Natural Gas	23.8	24.2	(0.4)	(1.7)
Other	0.4	0.4	—	—
	$142.9	$146.0	$(3.1)	(2.1)%

Primary components of the change in gross margin include the following:

Gross Margin 2012 vs. 2011
(in millions)
DGGS	$(9.6)
Natural gas retail volumes	(0.3)
Electric retail volumes	3.8
Operating expenses recovered in trackers	1.4
Montana property tax tracker	1.4
South Dakota natural gas rate increase	0.3
Other	(0.1)
Decrease in Consolidated Gross Margin	$(3.1)

Consolidated gross margin decreased $3.1 million primarily due to the impacts of the FERC jurisdictional DGGS deferral discussed above, offset in part by higher DGGS retail revenues due to the regulatory treatment of bonus depreciation. In addition, natural gas retail volumes decreased due to lower customer usage.

This decrease was partly offset by the following improvements:

•	Warmer summer weather increasing electric customer usage for cooling during the third quarter of 2012;

•	Higher revenues for operating expenses recovered in trackers, primarily related to customer efficiency programs and environmental remediation costs;

•	An increase in Montana property taxes included in a tracker as compared to the same period in 2011; and

•	An increase in South Dakota natural gas rates which was effective in December 2011.

	Three Months Ended September 30,
	2012	2011	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$63.1	$66.3	$(3.2)	(4.8)%
MSTI impairment	24.0	—	24.0	—
Property and other taxes	24.8	22.6	2.2	9.7
Depreciation	26.5	25.2	1.3	5.2
	$138.4	$114.1	$24.3	21.3%

Consolidated operating, general and administrative expenses were $63.1 million for the three months ended September 30, 2012, as compared with $66.3 million for the three months ended September 30, 2011. Primary components of the change include the following:

Operating, General & Administrative Expenses
2012 vs. 2011
(in millions)
Insurance settlements and recoveries	$(2.3)
Labor	(1.6)
Abandoned gas transmission project	(0.8)
Operating expenses recovered in trackers	1.4
Other	0.1
Decrease in Operating, General & Administrative Expenses	$(3.2)

The decrease in operating, general and administrative expenses of $3.2 million was primarily due to the following:

•	Lower insurance settlements and recoveries as 2011 results included an increase of $2.3 million related to a settlement with a former employee;

•	Decreased labor costs primarily due to a lower incentive accrual, offset in part by compensation increases and a higher number of employees; and

•	Third quarter 2011 results included the write-off of an abandoned gas transmission project due to the pursuit of a more cost effective solution.

These decreases were offset in part by higher operating expenses primarily related to costs incurred for customer efficiency programs, which are recovered from customers through supply trackers and have no impact on operating income.

As discussed above, we recorded a charge of approximately $24 million in the third quarter of 2012 for the impairment of substantially all of the preliminary survey and investigative costs associated with MSTI.

Property and other taxes was $24.8 million for the three months ended September 30, 2012, as compared with $22.6 million in the third quarter of 2011. This increase was due to higher assessed property valuations in Montana and plant additions. The higher assessed property valuations are primarily due to a lower capitalization rate used by the Montana Department of Revenue. We estimate property taxes throughout each year and update to the actual expense when we receive our Montana property tax bills in November.

Depreciation expense was $26.5 million for the three months ended September 30, 2012, as compared with $25.2 million in the third quarter of 2011. This increase was primarily due to plant additions.

Consolidated operating income for the three months ended September 30, 2012 was $4.4 million, as compared with $31.9 million in the third quarter of 2011. This decrease was primarily due to the MSTI impairment and a decrease in gross margin partly offset by lower operating, general and administrative expenses as discussed above.

Consolidated interest expense for the three months ended September 30, 2012 was $17.7 million, as compared with $16.7 million in the third quarter of 2011. This increase was primarily due to higher debt outstanding and interest accrued on DGGS deferred revenues, partially offset by higher capitalization of allowance for funds used during construction (AFUDC).

Consolidated other income for the three months ended September 30, 2012, was $1.0 million, as compared with $0.3 million in the third quarter of 2011. This increase was primarily due to higher capitalization of AFUDC.

Consolidated income tax benefit for the three months ended September 30, 2012 was $8.6 million, as compared with income tax expense of $0.6 million in the same period of 2011. Our effective tax rate was (69.5)% for the three months ended September 30, 2012 as compared with 4.1% for the three months ended September 30, 2011. The following table summarizes the significant differences from the federal statutory rate (in thousands):

	Three Months Ended September 30,
	2012	2011
(Loss) Income Before Income Taxes	$(12.4)	$15.5

Income tax calculated at 35% federal statutory rate	4.3	(5.4)

Permanent or flow through adjustments:
Prior year permanent return to accrual adjustments	1.9	—
Flow-through repairs deductions	1.8	3.2
Flow-through of state bonus depreciation deduction	0.3	1.2
Recognition of state net operating loss benefit/valuation allowance release	0.1	—
State income tax and other, net	0.2	0.4
	4.3	4.8

Income tax benefit (expense)	$8.6	$(0.6)

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

Consolidated net loss for the three months ended September 30, 2012 was $3.8 million as compared with consolidated net income of $14.9 million for the same period in 2011. This decrease was primarily due to the MSTI impairment and the deferral of DGGS FERC related revenues as discussed above.

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

	Nine Months Ended September 30,
	2012	2011	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$605.7	$602.0	$3.7	0.6%
Natural Gas	182.8	230.9	(48.1)	(20.8)
Other	1.0	1.1	(0.1)	(9.1)
	$789.5	$834.0	$(44.5)	(5.3)%

	Nine Months Ended September 30,
	2012	2011	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$244.9	$246.6	$(1.7)	(0.7)%
Natural Gas	83.0	123.9	(40.9)	(33.0)
	$327.9	$370.5	$(42.6)	(11.5)%

	Nine Months Ended September 30,
	2012	2011	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$360.8	$355.4	$5.4	1.5%
Natural Gas	99.8	107.0	(7.2)	(6.7)
Other	1.0	1.1	(0.1)	(9.1)
	$461.6	$463.5	$(1.9)	(0.4)%

Primary components of the change in gross margin include the following:

Gross Margin 2012 vs. 2011
(in millions)
Electric and natural gas retail volumes	$(6.7)
DGGS	(4.6)
Gas production	(0.8)
DSM lost revenues	5.1
Montana property tax tracker	2.4
Operating expenses recovered in trackers	1.4
Transmission capacity	1.4
South Dakota natural gas rate increase	1.3
Other	(1.4)
Decrease in Consolidated Gross Margin	$(1.9)

This $1.9 million decrease in gross margin includes the following:

•	A decrease in electric and natural gas retail volumes due primarily to warmer winter and spring weather offset partially by increased electric usage due to warmer summer weather;

•
Lower DGGS related revenues primarily due to the deferral of DGGS FERC jurisdictional revenues as discussed above, offset in part by higher DGGS retail revenues due to the regulatory treatment of bonus depreciation and approximately $2.7 million that we had deferred in prior periods pending outcome of allocation uncertainty in Montana; and

•	A decrease in Battle Creek gas production margin from lower market prices.

These decreases were partly offset by the following:

•	An increase in DSM lost revenues recovered through our supply trackers related to efficiency measures implemented by customers;

•	An increase in Montana property taxes included in a tracker as compared to the same period in 2011;

•	Higher revenues for operating expenses recovered in trackers, primarily related to customer efficiency programs and environmental remediation costs;

•	An increase in transmission capacity revenues due to higher demand to transmit energy for others across our lines; and

•	An increase in South Dakota natural gas rates.

Demand-side management (DSM) lost revenues - Base rates, including impacts of past DSM activities, are reset in general rate case filings. As time passes between rate cases, more energy saving measures (primarily more efficient residential and commercial lighting) are implemented, causing an increase in DSM lost revenues. During the second quarter of 2012 we recognized approximately $6.6 million of DSM lost revenues as compared with approximately $2.1 million during the second quarter of 2011. The 2012 amount includes $3.3 million in DSM lost revenues for the July 2010 through June 2011 electric tracker period, which we recognized as revenue when we received MPSC approval in April 2012.

Historically, the MPSC has authorized us to include a calculation of lost revenues based on actual historic DSM program activity, but prohibited the inclusion of forecasted or estimated future lost revenue in the electric tracker. In its April 2012 order, the MPSC authorized us to include forecasted lost revenues in future tracker filings. Based on this order, we have recognized $3.3 million of the requested $5.7 million of lost revenues for the 2011/2012 tracker period. We have not recognized the entire amount as we are required to provide the MPSC with a detailed independent study supporting our requested DSM lost revenues during the fourth quarter of 2012. The study will also be subject to review and potential challenge by intervenors, such as the Montana Consumer Counsel. The MPSC could ultimately determine our requested amounts are too high and we may have to refund a portion of DSM lost revenues that we have recognized. We do not expect the MPSC to issue a final order related to the DSM lost revenues until at least the first quarter of 2013.

	Nine Months Ended September 30,
	2012	2011	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$195.7	$203.3	$(7.6)	(3.7)%
Mountain States Transmission Intertie impairment	24.0	—	24.0	—
Property and other taxes	74.4	68.5	5.9	8.6
Depreciation	79.4	75.6	3.8	5.0
	$373.5	$347.4	$26.1	7.5%

Consolidated operating, general and administrative expenses were $195.7 million for the nine months ended September 30, 2012, as compared with $203.3 million for the nine months ended September 30, 2011. Primary components of the change include the following:

Operating, General & Administrative Expenses
2012 vs. 2011
(in millions)
Operating and maintenance	$(2.3)
Insurance settlements and recoveries	(1.4)
Labor	(1.1)
Bad debt expense	(1.0)
Abandoned gas transmission project	(0.8)
Plant operator costs	(0.7)
Other	(0.3)
Decrease in Operating, General & Administrative Expenses	$(7.6)

The decrease in operating, general and administrative expenses was primarily due to the following:

•
Lower proactive line maintenance and tree trimming expenses as more time was spent on capital projects as compared to the same period in 2011. We expect these costs to be higher for the remainder of the year;

•	Lower insurance settlements and recoveries as 2011 results included an increase of $2.3 million related to a settlement with a former employee, partly offset by higher claims during 2012;

•	Decreased labor costs primarily due to a lower incentive accrual, offset in part by compensation increases and a higher number of employees;

•	Lower bad debt expense based on higher collections from customers and lower average customer bills due to warmer winter weather;

•	Third quarter 2011 results included the write-off of an abandoned gas transmission project due to the pursuit of a more cost effective solution; and

•	Lower plant operator costs at Colstrip Unit 4 offset in part by higher plant operator costs at Big Stone and Coyote due to the timing of scheduled maintenance.

As discussed above, we recorded a charge of approximately $24 million in the third quarter of 2012 for the impairment of substantially all of the capitalized preliminary survey and investigative costs associated with MSTI.

Property and other taxes were $74.4 million for the nine months ended September 30, 2012, as compared with $68.5 million in the same period of 2011. This increase was due primarily to higher assessed property valuations in Montana and plant additions.

Depreciation expense was $79.4 million for the nine months ended September 30, 2012, as compared with $75.6 million in the same period of 2011. This increase was primarily due to plant additions.

Consolidated operating income for the nine months ended September 30, 2012 was $88.2 million, as compared with $116.2 million in the same period of 2011. This decrease was primarily due to the MSTI impairment and a decrease in gross margin partly offset by lower operating, general and administrative expenses as discussed above.

Consolidated interest expense for the nine months ended September 30, 2012 was $49.6 million, as compared with $50.7 million in the same period of 2011. This decrease was primarily due to lower interest rates on debt outstanding and higher capitalization of AFUDC.

Consolidated other income for the nine months ended September 30, 2012 was $3.1 million, as compared with $2.3 million in the same period of 2011. This increase was primarily due to higher capitalization of AFUDC.

We had a consolidated income tax expense for the nine months ended September 30, 2012 of $2.0 million, as compared with $9.3 million in the same period of 2011. Our effective tax rate was 4.8% for the nine months ended September 30, 2012 as compared with 13.7% for the nine months ended September 30, 2011. The following table summarizes the significant differences from the federal statutory rate (in thousands):

	Nine Months Ended September 30,
	2012	2011
Income Before Income Taxes	$41.7	$67.7

Income tax calculated at 35% federal statutory rate	(14.6)	(23.7)

Permanent or flow through adjustments:
Prior year permanent return to accrual adjustments	1.9	(2.6)
Flow-through repairs deductions	9.5	8.7
Flow-through of state bonus depreciation deduction	2.2	4.5
Recognition of state net operating loss benefit/valuation allowance release	0.1	2.4
State income tax and other, net	(1.1)	1.4
	12.6	14.4

Income tax expense	$(2.0)	$(9.3)

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

Consolidated net income for the nine months ended September 30, 2012 was $39.7 million as compared with $58.4 million for the same period in 2011. This decrease was primarily due to the MSTI impairment and the deferral of DGGS FERC related revenues as discussed above.

ELECTRIC SEGMENT

We have various classifications of electric revenues, defined as follows:

•	Retail: Sales of electricity to residential, commercial and industrial customers.

•
Regulatory amortization: Primarily represents timing differences for electric supply costs and property taxes between when we incur these costs and when we recover these costs in rates from our customers.

•	Transmission: Reflects transmission revenues regulated by the FERC.

•
Ancillary Services: FERC jurisdictional services that ensure reliability and support the transmission of electricity from generation sites to customer loads. Such services include regulation service, reserves and voltage support.

•	Wholesale: Sales of electricity to electric cooperatives, municipalities and other electric utilities, the prices for which are based on prevailing market prices.

•	Other: Miscellaneous electric revenues.

Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011

	Results
	2012	2011	Change	% Change
	(dollars in millions)
Retail revenues	$203.3	$189.2	$14.1	7.5%
Regulatory amortization	(5.2)	2.0	(7.2)	(360.0)
Total retail revenues	198.1	191.2	6.9	3.6
Transmission	11.6	11.5	0.1	0.9
Ancillary services	(9.2)	2.2	(11.4)	(518.2)
Wholesale	0.8	0.4	0.4	100.0
Other	1.2	1.3	(0.1)	(7.7)
Total Revenues	202.5	206.6	(4.1)	(2.0)
Total Cost of Sales	83.8	85.2	(1.4)	(1.6)
Gross Margin	$118.7	$121.4	$(2.7)	(2.2)%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2012	2011	2012	2011	2012	2011
	(in thousands)
Retail Electric
Montana	$63,951	$58,531	587	552	273,130	271,073
South Dakota	13,947	12,858	158	150	48,940	48,664
Residential	77,898	71,389	745	702	322,070	319,737
Montana	83,605	79,634	867	840	62,179	61,623
South Dakota	19,643	18,076	259	250	12,235	12,054
Commercial	103,248	97,710	1,126	1,090	74,414	73,677
Industrial	10,011	8,961	806	718	74	73
Other	12,148	11,179	103	92	7,816	7,627
Total Retail Electric	$203,305	$189,239	2,780	2,602	404,374	401,114
Total Wholesale Electric	$781	$378	41	15	—	—

	Degree Days			2012 as compared with:
Cooling Degree-Days	2012	2011	Historic Average	2011	Historic Average
Montana	395	308	260	28% warmer	52% warmer
South Dakota	911	753	635	21% warmer	43% warmer

	Degree Days			2012 as compared with:
Heating Degree-Days	2012	2011	Historic Average	2011	Historic Average
Montana	244	235	367	4% colder	34% warmer
South Dakota	65	70	83	7% warmer	22% warmer

The following summarizes the components of the changes in electric gross margin for the three months ended September 30, 2012 and 2011:

Gross Margin 2012 vs. 2011
(in millions)
DGGS	$(9.6)
Retail volumes	3.8
Operating expenses recovered in trackers	1.6
Montana property tax tracker	1.1
DSM lost revenues	0.7
Other	(0.3)
Decrease in Gross Margin	$(2.7)

This decrease in gross margin was primarily due to the impacts of the FERC jurisdictional DGGS deferral discussed above, offset in part by higher DGGS retail revenues due to the regulatory treatment of bonus depreciation.

This was partly offset by the following improvements:

•	An increase in retail volumes due primarily to warmer summer weather and to a lesser extent customer growth;

•	Higher revenues for operating expenses recovered in energy supply trackers primarily related to customer efficiency programs;

•	An increase in Montana property taxes included in a tracker, which fluctuate depending upon volumes and estimated property tax expense; and

•	An increase in DSM lost revenues recovered through our supply tracker related to efficiency measures implemented by customers.

The decrease in regulatory amortization revenue is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on gross margin.

Retail volumes increased from warmer weather and customer growth. Wholesale volumes increased from higher plant utilization in 2012. Lower plant utilization in 2011 was due to the combination of market conditions and scheduled maintenance.

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

	Results
	2012	2011	Change	% Change
	(dollars in millions)
Retail revenues	$561.9	$552.4	$9.5	1.7%
Regulatory amortization	10.8	6.0	4.8	80.0
Total retail revenues	572.7	558.4	14.3	2.6
Transmission	33.7	32.3	1.4	4.3
Ancillary services	(6.5)	5.3	(11.8)	(222.6)
Wholesale	2.4	1.5	0.9	60.0
Other	3.4	4.5	(1.1)	(24.4)
Total Revenues	605.7	602.0	3.7	0.6
Total Cost of Sales	244.9	246.6	(1.7)	(0.7)
Gross Margin	$360.8	$355.4	$5.4	1.5%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2012	2011	2012	2011	2012	2011
	(in thousands)
Retail Electric
Montana	$188,768	$187,856	1,749	1,786	273,711	271,975
South Dakota	36,993	36,556	424	448	48,887	48,660
Residential	225,761	224,412	2,173	2,234	322,598	320,635
Montana	230,498	228,556	2,416	2,407	62,046	61,516
South Dakota	52,887	49,748	712	702	12,116	11,938
Commercial	283,385	278,304	3,128	3,109	74,162	73,454
Industrial	28,185	27,723	2,217	2,113	74	72
Other	24,600	21,936	178	150	6,101	5,953
Total Retail Electric	$561,931	$552,375	7,696	7,606	402,935	400,114
Total Wholesale Electric	$2,382	$1,507	137	88	—	—

	Degree Days			2012 as compared with:
Cooling Degree-Days	2012	2011	Historic Average	2011	Historic Average
Montana	450	324	301	39% warmer	50% warmer
South Dakota	1,061	814	701	30% warmer	51% warmer

	Degree Days			2012 as compared with:
Heating Degree-Days	2012	2011	Historic Average	2011	Historic Average
Montana	4,488	5,235	5,007	14% warmer	10% warmer
South Dakota	4,375	6,211	5,683	30% warmer	23% warmer

The following summarizes the components of the changes in electric gross margin for the nine months ended September 30, 2012 and 2011:

Gross Margin 2012 vs. 2011
(in millions)
DSM lost revenues	$5.1
Operating expenses recovered in trackers	2.4
Montana property tax tracker	2.0
Transmission capacity	1.4
DGGS	(4.6)
Retail volumes	(0.4)
Other	(0.5)
Increase in Gross Margin	$5.4

The increase in gross margin is primarily due to:

•	DSM lost revenues recovered through our supply tracker filings as discussed above;

•	Higher revenues for operating expenses recovered in energy supply trackers primarily related to customer efficiency programs;

•	An increase in Montana property taxes included in a tracker, which fluctuate depending upon volumes and estimated property tax expense; and

•	An increase in transmission capacity revenues due to higher demand to transmit energy for others across our lines.

Partially offsetting these increases was lower DGGS related revenues as discussed above and a decrease in retail volumes due primarily to warmer winter weather.

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

NATURAL GAS SEGMENT

Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011

	Results
	2012	2011	Change	% Change
	(dollars in millions)
Retail revenues	$19.9	$23.7	$(3.8)	(16.0)%
Regulatory amortization	5.1	5.2	(0.1)	(1.9)
Total retail revenues	25.0	28.9	(3.9)	(13.5)
Wholesale and other	8.0	8.1	(0.1)	(1.2)
Total Revenues	33.0	37.0	(4.0)	(10.8)
Total Cost of Sales	9.2	12.8	(3.6)	(28.1)
Gross Margin	$23.8	$24.2	$(0.4)	(1.7)%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2012	2011	2012	2011	2012	2011
	(in thousands)
Retail Gas
Montana	$8,795	$10,151	758	790	158,524	157,491
South Dakota	1,757	1,717	113	121	37,551	37,167
Nebraska	1,887	2,204	149	155	36,222	36,175
Residential	12,439	14,072	1,020	1,066	232,297	230,833
Montana	5,171	6,020	515	525	22,181	22,024
South Dakota	1,130	1,462	171	199	5,931	5,854
Nebraska	985	1,883	187	289	4,517	4,528
Commercial	7,286	9,365	873	1,013	32,629	32,406
Industrial	93	136	10	13	269	275
Other	68	82	8	8	150	147
Total Retail Gas	$19,886	$23,655	1,911	2,100	265,345	263,661

	Degree Days			2012 as compared with:
Heating Degree-Days	2012	2011	Historic Average	2011	Historic Average
Montana	244	235	367	4% colder	34% warmer
South Dakota	65	70	83	7% warmer	22% warmer
Nebraska	27	49	46	45% warmer	41% warmer

The following summarizes the components of the changes in natural gas gross margin for the three months ended September 30, 2012 and 2011:

Gross Margin 2012 vs. 2011
(in millions)
Retail volumes	$(0.3)
Operating expenses recovered in trackers	(0.2)
Montana property tax tracker	0.3
South Dakota rate increase	0.3
Other	(0.5)
Decrease in Gross Margin	$(0.4)

This decrease in gross margin was primarily due to reduced retail volumes driven by lower customer usage. In addition, there were lower revenues for operating expenses recovered in trackers primarily related to customer efficiency programs and environmental remediation costs. These decreases were offset in part by an increase in Montana property taxes included in a tracker due to an increase in estimated property tax expense and an increase in South Dakota natural gas rates due to a 2011 rate case settlement. Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales. In addition, average natural gas supply prices decreased in 2012 resulting in lower retail revenues and cost of sales as compared with 2011, with no impact to gross margin.

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

	Results
	2012	2011	Change	% Change
	(dollars in millions)
Retail revenues	$150.0	$199.4	$(49.4)	(24.8)%
Regulatory amortization	7.3	(0.8)	8.1	(1,012.5)
Total retail revenues	157.3	198.6	(41.3)	(20.8)
Wholesale and other	25.5	32.3	(6.8)	(21.1)
Total Revenues	182.8	230.9	(48.1)	(20.8)
Total Cost of Sales	83.0	123.9	(40.9)	(33.0)
Gross Margin	$99.8	$107.0	$(7.2)	(6.7)%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2012	2011	2012	2011	2012	2011
	(in thousands)
Retail Gas
Montana	$67,049	$85,553	7,656	8,883	159,316	158,457
South Dakota	15,447	20,589	1,709	2,333	37,792	37,388
Nebraska	14,234	18,571	1,578	2,038	36,520	36,525
Residential	96,730	124,713	10,943	13,254	233,628	232,370
Montana	34,409	44,543	4,004	4,667	22,329	22,188
South Dakota	9,656	14,742	1,545	2,107	5,961	5,899
Nebraska	7,880	13,591	1,279	2,143	4,571	4,577
Commercial	51,945	72,876	6,828	8,917	32,861	32,664
Industrial	672	1,055	80	115	273	279
Other	641	763	85	93	150	146
Total Retail Gas	$149,988	$199,407	17,936	22,379	266,912	265,459

	Degree Days			2012 as compared with:
Heating Degree-Days	2012	2011	Historic Average	2011	Historic Average
Montana	4,488	5,235	5,007	14% warmer	10% warmer
South Dakota	4,375	6,211	5,683	30% warmer	23% warmer
Nebraska	3,611	4,847	4,684	26% warmer	23% warmer

The following summarizes the components of the changes in natural gas gross margin for the nine months ended September 30, 2012 and 2011:

Gross Margin 2012 vs. 2011
(in millions)
Retail volumes	$(6.3)
Operating expenses recovered in trackers	(1.0)
Gas production	(0.8)
South Dakota rate increase	1.3
Montana property tax tracker	0.4
Other	(0.8)
Decrease in Gross Margin	$(7.2)

This decrease in gross margin and volumes was primarily due to warmer winter and spring weather. In addition, gas production margin decreased from lower market prices.

LIQUIDITY AND CAPITAL RESOURCES

We issue debt securities to refinance retiring maturities, reduce short-term debt, fund construction programs and for other general corporate purposes. Short-term liquidity is provided by internal cash flows, the sale of commercial paper and use of our revolving credit facility. We utilize our short-term borrowings and/or revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. Short-term borrowings may also be used to temporarily fund utility capital requirements. As of September 30, 2012, our total net liquidity was approximately $312.2 million, including $18.2 million of cash and $294.0 million of revolving credit facility availability. Revolving credit facility availability was $296.5 million as of October 19, 2012.

The following table presents additional information about short term borrowings during the three months ended September 30, 2012 (in millions):

Amount outstanding	$—
Daily average amount outstanding	$47.6
Maximum amount outstanding	$130.0

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

To fund our strategic growth opportunities we intend to utilize available cash flow, debt capacity that would allow us to maintain investment grade ratings, and based on current plans, issue equity over the next three years. In February 2012, we filed a shelf registration statement with the SEC that can be used for the issuance of debt or equity securities. In April 2012, we entered into an Equity Distribution Agreement with UBS pursuant to which we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $100 million. Since inception, 815,416 shares of our common stock at an average price of $35.58 per share have been issued. Proceeds received were approximately $28.5 million, which are net of sales commissions paid to UBS of approximately $0.3 million and other fees. In addition, we issued $150 million of first mortgage bonds during the third quarter of 2012. Proceeds were used primarily to repay commercial paper borrowings.

We plan to maintain a 50 - 55% debt to total capital ratio excluding capital leases, and expect to continue targeting a long-term dividend payout ratio of 60 - 70% of net income; however, there can be no assurance that we will be able to meet these targets. In order to maintain this debt to total capital ratio, we may issue additional common stock of approximately $20 million during the remainder of 2012 to fund our wind generation project or other growth opportunities.

Factors Impacting our Liquidity

Supply Costs - Our operations are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from natural gas and electric sales typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows and utilization of our existing revolver, are used to purchase natural gas to place in storage, perform maintenance and make capital improvements.

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

As of September 30, 2012, we are under collected on our current Montana natural gas and electric trackers by approximately $2.2 million, as compared with an under collection of $14.7 million as of December 31, 2011, and an under collection of $4.1 million as of September 30, 2011.

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

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and impact our trade credit availability. Fitch Ratings (Fitch), Moody's Investors Service (Moody’s) and Standard and Poor’s Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of October 19, 2012, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A-	BBB+	F2	Positive
Moody’s	A2	Baa1	Prime-2	Stable
S&P	A-	BBB	A-2	Stable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income	$39.7	$58.4
Non-cash adjustments to net income	124.0	109.3
Changes in working capital	68.7	46.6
Other	(9.8)	(3.8)
	222.6	210.5

Investing Activities
Property, plant and equipment additions	(157.8)	(124.5)
Asset acquisition	(18.4)	—
Other	0.3	0.2
	(175.9)	(124.3)

Financing Activities
Proceeds from issuance of common stock, net	28.5	—
Issuances (repayments) of long-term debt, net	146.1	(159.6)
(Repayments) issuances of short-term borrowings, net	(166.9)	113.0
Dividends on common stock	(40.6)	(38.9)
Other	(1.5)	(0.9)
	(34.4)	(86.4)

Net Increase (Decrease) in Cash and Cash Equivalents	$12.3	$(0.2)
Cash and Cash Equivalents, beginning of period	$5.9	$6.2
Cash and Cash Equivalents, end of period	$18.2	$6.0

Cash Provided by Operating Activities

As of September 30, 2012, cash and cash equivalents were $18.2 million as compared with $5.9 million at December 31, 2011 and $6.0 million at September 30, 2011. Cash provided by operating activities totaled $222.6 million for the nine months ended September 30, 2012 as compared with $210.5 million during the nine months ended September 30, 2011. This increase in operating cash flows is primarily due to improvements in the collection of our supply costs and lower average prices for gas storage inventory. These increases were offset in part by increased expenditures related to the distribution system infrastructure project (DSIP) implementation.

Cash Used in Investing Activities

Cash used in investing activities increased by approximately $51.6 million as compared with the first nine months of 2011. Plant additions during 2012 include maintenance additions of approximately $91.4 million, the Bear Paw natural gas acquisition of $18.4 million, supply related capital expenditures of approximately $45.9 million, primarily related to the 60 MW peaking facility in South Dakota, and DSIP capital expenditures of approximately $14.0 million.

Cash Used in Financing Activities

Cash used in financing activities totaled approximately $34.4 million during the nine months ended September 30, 2012 as compared with approximately $86.4 million during the nine months ended September 30, 2011. During the nine months ended September 30, 2012, net cash used in financing activities consisted of net repayments of commercial paper of $166.9 million and the payment of dividends of $40.6 million offset in part by proceeds received from the issuance of common stock pursuant to our equity distribution agreement of $28.5 million and proceeds from the issuance of debt of $150.0 million. During the nine months ended September 30, 2011, net cash used in financing activities consisted of net revolving credit facility repayments of $153.0 million, net issuance of commercial paper of $113.0 million, the repayment of long-term debt of $6.6 million and the payment of dividends of $38.9 million.

Financing Activities - In August 2012, we issued $90 million aggregate principal amount of Montana and South Dakota First Mortgage Bonds at a fixed interest rate of 4.15% maturing in 2042. At the same time, we also issued $60 million aggregate principal amount of Montana and South Dakota First Mortgage Bonds at a fixed interest rate of 4.30% maturing in 2052. The bonds are secured by our electric and natural gas assets in the respective jurisdictions. The bonds were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were used primarily to repay commercial paper borrowings.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of September 30, 2012. See our Annual Report on Form 10-K for the year ended December 31, 2011 for additional discussion.

	Total	2012	2013	2014	2015	2016	Thereafter
	(in thousands)
Long-term debt	$1,055,067	$—	$—	$—	$—	$150,000	$905,067
Capital leases	33,564	389	1,613	1,668	1,732	1,837	26,325
Future minimum operating lease payments	5,489	518	1,734	1,152	786	610	689
Estimated pension and other postretirement obligations (1)	56,716	916	14,400	13,800	13,800	13,800	N/A
Qualifying facilities liability (2)	1,218,611	17,039	69,816	72,354	74,135	75,945	909,322
Supply and capacity contracts (3)	1,579,123	78,555	267,474	191,055	116,565	117,707	807,767
Contractual interest payments on debt	641,146	16,795	56,880	56,880	56,880	56,880	396,831
Total Commitments (4)	$4,589,716	$114,212	$411,917	$336,909	$263,898	$416,779	$3,046,001
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

(3)	We have entered into various purchase commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 25 years.

(4)	Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

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

As of September 30, 2012, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the LIBOR plus a credit spread, ranging from 0.88% to 1.75% over LIBOR. To more cost effectively meet short-term cash requirements, we established a program where we may issue commercial paper; which is supported by our revolving credit facility. Since commercial paper terms are short-term, we are subject to interest rate risk. As of September 30, 2012, we had no commercial paper outstanding and no borrowings on our revolving credit facility.

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

See Note 14, Commitments and Contingencies, to the Financial Statements for information about legal proceedings.

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

For example, in our regulatory filings related to DGGS, we proposed an allocation of approximately 80% of costs to retail customers subject to the MPSC's jurisdiction and approximately 20% allocated to wholesale customers subject to FERC's jurisdiction. In September 2012, we received a non-binding initial decision from a FERC ALJ concluding that we should only recover approximately 4.4% of the revenue requirement from FERC jurisdictional customers. Although we are asking the FERC to reject this decision, there is significant uncertainty related to the FERC's ultimate treatment of our cost allocation methodology, which could result in an inability to fully recover our costs.

We are subject to various rules and regulations of the FERC covering our electric and natural gas business. We must also comply with established reliability standards and requirements, which apply to the North American Electric Reliability Corporation (NERC) functions for which we have registered in both the Midwest Reliability Organization for our South Dakota operations and the Western Electricity Coordination Council for our Montana operations. The FERC, NERC, or a regional reliability organization may assess penalties against any responsible entity found to be in noncompliance with their rules, regulations or standards. Violations may be discovered through various means, including self-certification, self-reporting, compliance investigations, periodic data submissions, exception reporting, and complaints. Penalties for the most severe violations can reach as high as $1 million per violation, per day. If a serious reliability incident or other incidence of noncompliance did occur, it could have a material adverse effect on our operating and financial results.

In addition, changes in laws and regulations may have a detrimental effect on our business. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law, which is intended to improve the regulation of financial markets. Certain provisions of the Act relating to derivatives could result in increased capital and/or collateral requirements. Despite certain exemptions in the law, concern remains that counterparties not qualifying for the exemption will pass along the increased cost and margin requirements through higher prices and reductions in unsecured credit limits.

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

Many of these environmental laws and regulations provide for substantial civil and criminal fines for noncompliance which, if imposed, could result in material costs or liabilities. In addition, there is a risk of environmental damages claims from private parties or government entities. We may be required to make significant expenditures in connection with the investigation and remediation of alleged or actual spills, personal injury or property damage claims, and the repair, upgrade or expansion of our facilities to meet future requirements and obligations under environmental laws.

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

We have proposed capital investment projects in excess of $1 billion, which includes investment in capital improvements and additions to modernize existing infrastructure, generation investments and transmission capacity expansion. The age of our existing assets may result in them being more costly to maintain and susceptible to outages in spite of diligent efforts by us to properly maintain these assets through inspection, scheduled maintenance and capital investment. The failure of such assets could result in a reduction in revenue and / or increased expenses which may not be fully recoverable from customers.

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

Operation of electric generating facilities involves risks, which can adversely affect energy output and efficiency levels. Operational risks include facility shutdowns due to breakdown or failure of equipment or processes, labor disputes, operator error, catastrophic events such as fires, explosions, floods, and intentional acts of destruction or other similar occurrences affecting the electric generating facilities; and operational changes necessitated by environmental legislation, litigation or regulation. The loss of a major electric generating facility would require us to find other sources of supply or ancillary services, if available, and expose us to higher purchased power costs. For example, DGGS, which began commercial operation on January 1, 2011, was shut down on January 31, 2012 after problems were discovered in the power turbines of two of the generation units. Similar problems were subsequently found in the third unit. We have incurred costs associated with the execution of contracts with third parties for replacement regulation service for the period of time in which DGGS was not operational. To the extent that the repair costs are not covered by the manufacturer's warranty or the contract costs are not fully recoverable from customers, our results of operations and financial position could be adversely affected.

In addition, most of our generating capacity is coal-fired. We rely on a limited number of suppliers of coal for our electric generation, making us vulnerable to increased prices for fuel as existing contracts expire or in the event of unanticipated interruptions in fuel supply. We are a captive rail shipper of the Burlington Northern Santa Fe Railway for shipments of coal to the Big Stone Plant (our largest source of generation in South Dakota), making us vulnerable to railroad capacity and operational issues and/or increased prices for coal transportation from a sole supplier.

Our revenues, results of operations and financial condition are impacted by customer growth and usage in our service territories and may fluctuate with current economic conditions. We are also impacted by market conditions outside of our service territories related to demand for transmission capacity and wholesale electric pricing.

 Our revenues, results of operations and financial condition are impacted by customer growth and usage, which can be impacted by population growth as well as by economic factors. The consequences of a prolonged recession may include a depressed level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. While our service territories have been less impacted than some other parts of the country, residential customer consumption patterns may change and our revenues may be negatively impacted. Our commercial and industrial customers have been impacted by the economic downturn, resulting in a decline in their consumption of electricity. Additionally, our customers may voluntarily reduce their consumption of electricity in response to increases in prices, decreases in their disposable income or individual energy conservation efforts. In addition, demand for our Montana transmission capacity fluctuates with regional demand, fuel prices and weather related conditions.

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

We currently procure a large portion of our natural gas supply and our Montana electric supply pursuant to contracts with third-party suppliers. In light of this reliance on third-party suppliers, we are exposed to certain risks in the event a third-party supplier is unable to satisfy its contractual obligation. If this occurred, then we might be required to purchase gas and/or electricity supply requirements in the energy markets, which may not be on favorable terms, if at all. If prices were higher in the energy markets, it could result in a temporary material under recovery that would reduce our liquidity.

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

There is also a concern that the physical risks of climate change could include changes in weather conditions, such as an increase in changes in precipitation and extreme weather events. Climate change and the costs that may be associated with its impacts have the potential to affect our business in many ways, including increasing the cost incurred in providing electricity and natural gas, impacting the demand for and consumption of electricity and natural gas (due to change in both costs and weather patterns), and affecting the economic health of the regions in which we operate. Extreme weather conditions creating high energy demand on our own and/or other systems may raise market prices as we buy short-term energy to serve our own system. Severe weather impacts our service territories, primarily through thunderstorms, tornadoes and snow or ice storms. To the extent the frequency of extreme weather events increase, this could increase our cost of providing service. Changes in precipitation resulting in droughts or water shortages could adversely affect our ability to provide electricity to customers, as well as increase the price they pay for energy. In addition, extreme weather may harm our physical infrastructure. We may not recover all costs related to mitigating these physical and financial risks.

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

ITEM 6.                      EXHIBITS

(a) Exhibits

Exhibit 4.1—Thirtieth Supplemental Indenture, dated as of August 1, 2012, between NorthWestern Corporation and The Bank of New York Mellon and Philip L. Watson, as trustees under the Mortgage and Deed of Trust dated as of October 1, 1945 (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated August 10, 2012, Commission File No. 1-10499).

Exhibit 4.2—Tenth Supplemental Indenture, dated as of August 1, 2012, between NorthWestern Corporation and The Bank of New York Mellon, as trustees under the General Mortgage Indenture and Deed of Trust dated as of August 1, 1993 (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation's Current Report on Form 8-K, dated August 10, 2012, Commission File No. 1-10499).

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

NorthWestern Corporation
Date:	October 24, 2012	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
4.1
Thirtieth Supplemental Indenture, dated as of August 1, 2012, between NorthWestern Corporation and The Bank of New York Mellon and Philip L. Watson, as trustees under the Mortgage and Deed of Trust dated as of October 1, 1945 (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated August 10, 2012, Commission File No. 1-10499).

4.2
Tenth Supplemental Indenture, dated as of August 1, 2012, between NorthWestern Corporation and The Bank of New York Mellon, as trustees under the General Mortgage Indenture and Deed of Trust dated as of August 1, 1993 (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation's Current Report on Form 8-K, dated August 10, 2012, Commission File No. 1-10499).

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