Form 10-Q
period 2013-03-31
NORTHWESTERN CORP
filed 2013-04-25
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Common Stock, Par Value $0.01
37,884,938 shares outstanding at April 19, 2013

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	March 31, 2013	December 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$6,884	$9,822
Restricted cash	8,687	6,700
Accounts receivable, net	143,286	143,695
Inventories	38,848	54,161
Regulatory assets	25,569	40,301
Deferred income taxes	28,729	37,143
Other	13,375	11,306
Total current assets	265,378	303,128
Property, plant, and equipment, net	2,444,405	2,435,590
Goodwill	355,128	355,128
Regulatory assets	388,483	367,890
Other noncurrent assets	27,336	23,797
Total assets	$3,480,730	$3,485,533
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$1,638	$1,612
Short-term borrowings	43,985	122,934
Accounts payable	67,250	83,746
Accrued expenses	213,446	192,548
Regulatory liabilities	49,717	48,425
Total current liabilities	376,036	449,265
Long-term capital leases	31,146	31,562
Long-term debt	1,055,079	1,055,074
Deferred income taxes	382,636	363,928
Noncurrent regulatory liabilities	279,784	276,618
Other noncurrent liabilities	380,439	375,054
Total liabilities	2,505,120	2,551,501
Commitments and Contingencies (Note 13)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 41,407,918 and 37,805,238 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	414	408
Treasury stock at cost	(91,951)	(90,702)
Paid-in capital	868,441	849,218
Retained earnings	196,523	172,791
Accumulated other comprehensive income	2,183	2,317
Total shareholders' equity	975,610	934,032
Total liabilities and shareholders' equity	$3,480,730	$3,485,533
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues
Electric	$210,092	207,055
Gas	102,518	101,746
Other	410	299
Total Revenues	313,020	309,100
Operating Expenses
Cost of sales	132,196	138,396
Operating, general and administrative	68,837	65,573
Property and other taxes	25,759	23,665
Depreciation	29,218	26,433
Total Operating Expenses	256,010	254,067
Operating Income	57,010	55,033
Interest Expense, net	(16,779)	(15,962)
Other Income	2,715	984
Income Before Income Taxes	42,946	40,055
Income Tax Expense	(5,044)	(8,012)
Net Income	$37,902	$32,043
Average Common Shares Outstanding	37,384	36,328
Basic Earnings per Average Common Share	$1.01	$0.88
Diluted Earnings per Average Common Share	$1.01	$0.88
Dividends Declared per Average Common Share	$0.38	$0.37

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Net Income	$37,902	$32,043
Other comprehensive (loss) income, net of tax:
Reclassification of net gains on derivative instruments	(183)	(183)
Postretirement medical liability adjustment	—	205
Foreign currency translation	49	(47)
Total Other Comprehensive Loss	(134)	(25)
Comprehensive Income	$37,768	$32,018

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net Income	$37,902	$32,043
Items not affecting cash:
Depreciation	29,218	26,433
Amortization of debt issue costs, discount and deferred hedge gain	64	90
Amortization of restricted stock	669	1,075
Equity portion of allowance for funds used during construction	(1,234)	(930)
Gain on disposition of assets	—	(56)
Deferred income taxes	27,236	20,195
Changes in current assets and liabilities:
Restricted cash	(1,987)	3,681
Accounts receivable	409	15,639
Inventories	15,313	17,856
Other current assets	(2,069)	1,153
Accounts payable	(14,118)	(16,099)
Accrued expenses	24,025	19,812
Regulatory assets	12,598	6,718
Regulatory liabilities	1,292	(794)
Other noncurrent assets	(23,489)	(13,717)
Other noncurrent liabilities	6,051	6,826
Cash provided by operating activities	111,880	119,925
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(38,114)	(47,107)
Proceeds from sale of assets	—	80
Cash used in investing activities	(38,114)	(47,027)
FINANCING ACTIVITIES:
Treasury stock activity	(1,249)	75
Proceeds from issuance of common stock, net	17,701	—
Dividends on common stock	(14,170)	(13,358)
Repayments on long-term debt	(37)	(3,795)
Repayments of short-term borrowings, net	(78,949)	(53,956)
Cash used in financing activities	(76,704)	(71,034)
(Decrease) Increase in Cash and Cash Equivalents	(2,938)	1,864
Cash and Cash Equivalents, beginning of period	9,822	5,928
Cash and Cash Equivalents, end of period	$6,884	$7,792
Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income taxes	38	(335)
Interest	11,826	8,806
Significant non-cash transactions:
Capital expenditures included in accounts payable and accrued expenses	6,810	5,823

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to March 31, 2013, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

The Financial Statements included herein have been prepared by NorthWestern, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the condensed disclosures provided are adequate to make the information presented not misleading. Management recommends that these unaudited Financial Statements be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain Qualifying Facility (QF) plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 Megawatt (MW) coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per Megawatt Hour (MWH) (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $302.9 million through 2024.

(2) New Accounting Standards

Accounting Standards Issued and Adopted

In February 2013, the Financial Accounting Standards Board issued guidance that requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. Significant amounts are required to be presented by the respective line items of net income or should be cross-referenced to other disclosures. These disclosures may be presented on the income statement or in the notes to the financial statements. We adopted this standard during the first quarter of 2013 and have included the required disclosures in notes to the financial statements. The adoption of this standard did not have a material effect on our financial statement disclosures.

(3) Regulatory Matters

Dave Gates Generating Station at Mill Creek (DGGS)

As a result of a Federal Energy Regulatory Commission (FERC) Administrative Law Judge's (ALJ) initial nonbinding decision issued in September 2012, we have cumulative deferred revenue of approximately $18.5 million, which is subject to refund and recorded within current regulatory liabilities in the Condensed Consolidated Balance Sheets. The ALJ concluded we should allocate only a fraction of the costs we believe (based on past practice) should be allocated to FERC jurisdictional customers. Our brief in opposition to the ALJ's initial decision is pending before the FERC.

Although we have no assurance as to timing, the FERC is expected to consider the matter and issue a binding decision during 2013. The FERC is not obligated to follow any of the ALJ's findings and conclusions, and the FERC can accept or reject the initial decision in whole or in part. If the FERC upholds the ALJ's decision and a portion of the costs are effectively disallowed, we would be required to assess DGGS for impairment. If we disagree with a decision issued by the FERC, we may pursue full appellate rights through rehearing and appeal to a United States Circuit Court of Appeals, which could extend into 2015. We continue to bill FERC jurisdictional customers interim rates that have been in effect since January 1, 2011. These interim rates are subject to refund plus interest pending final resolution at FERC.

Montana Electric and Natural Gas Tracker Filings

Each year we submit electric and natural gas tracker filings for recovery of supply costs for the 12-month period ended
June 30 and for the projected supply costs for the next 12-month period. The Montana Public Service Commission (MPSC) reviews such filings and makes its cost recovery determination based on whether or not our electric and natural gas supply procurement activities were prudent.

We do not expect the MPSC to issue final orders related to our 2012 electric supply tracker filing, including our request for demand-side management (DSM) lost revenues, until at least the third quarter of 2013. As of March 31, 2013, we have deferred revenue of approximately $6.2 million related to DSM lost revenues, which is recorded within current regulatory liabilities in the Condensed Consolidated Balance Sheets.

Montana Natural Gas Production Assets

During the third quarter of 2012, we completed the purchase of natural gas production interests in northern Montana's Bear Paw Basin, including a 75% interest in two gas gathering systems (Bear Paw). We are collecting the cost of service for Bear Paw natural gas produced, including a return on our investment, through our natural gas supply tracker on an interim basis. We expect to file an application with the MPSC to place our Bear Paw assets in natural gas rate base during 2013 and this revenue is subject to refund until we receive MPSC approval of our application.

Montana Natural Gas Rate Filing

In September 2012, we filed a request with the MPSC for an annual natural gas delivery revenue increase of approximately $15.7 million. This request was based on a return on equity of 10.5%, a capital structure consisting of 52% debt and 48% equity and rate base of $309.5 million.

In April 2013, we reached a joint settlement with intervenors and received MPSC approval to increase our annual natural gas delivery rates by approximately $11.5 million, based on a return on equity of 9.8%.

Montana Avoided Cost Compliance Filing

Colstrip Energy Limited Partnership (CELP) is a QF with which we have a power purchase agreement (PPA) for approximately 306,600 MWH's annually through June 2024. Under the terms of the PPA with CELP, energy and capacity rates were fixed for the first fifteen years and beginning July 1, 2004, through the end of the contract, energy and capacity rates are to be determined each year pursuant to a formula, subject to annual review and approval by the MPSC. Until April 2013, the MPSC's most recent final order related to this compliance filing covered rates through June 30, 2006. We had been in litigation with CELP since 2007 over how to determine energy and capacity rates under the PPA. On November 1, 2012, an arbitration panel issued a final award in our favor. In April 2013, the MPSC issued a final order consistent with the arbitration panel's final award for the contract years July 1, 2006 through June 30, 2013.

(4) Income Taxes

Our effective tax rate was 11.7% for the three months ended March 31, 2013 as compared with 20.0% for the three months ended March 31, 2012. The following table reconciles our effective income tax rate to the federal statutory rate:

	Three Months Ended March 31,
	2013	2012
Federal statutory rate	35.0%	35.0%
Flow-through repairs deductions	(18.0)	(13.9)
Flow-through of state bonus depreciation deduction	(4.1)	(3.4)
Production tax credits	(2.7)	—
State income tax and other, net	1.5	2.3
	11.7%	20.0%

The following table summarizes the significant differences in income tax expense based on the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended March 31,
	2013	2012
Income Before Income Taxes	$42,946	$40,055

Income tax calculated at 35% federal statutory rate	15,031	14,019

Permanent or flow through adjustments:
Flow-through repairs deductions	(7,710)	(5,571)
Flow-through of state bonus depreciation deduction	(1,756)	(1,371)
Production tax credits	(1,168)	—
State income tax and other, net	647	935
	$(9,987)	$(6,007)

Income tax expense	$5,044	$8,012

Our effective tax rate differs from the federal statutory tax rate of 35% primarily due to the regulatory impact of flowing through the federal and state tax benefit of repairs deductions, state tax benefit of bonus depreciation deductions and production tax credits. The regulatory accounting treatment of these deductions requires immediate income recognition for temporary tax differences of this type, which is referred to as the flow-through method. When the flow-through method of accounting for temporary differences is reflected in regulated revenues, we record deferred income taxes and establish related regulatory assets and liabilities.

Uncertain Tax Positions

We have unrecognized tax benefits of approximately $113.8 million as of March 31, 2013, including approximately $79.7 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

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

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2013, we have not recognized expense for interest or penalties, and do not have any amounts accrued at March 31, 2013 and December 31, 2012, respectively, for the payment of interest and penalties.

Our federal tax returns from 2000 forward remain subject to examination by the IRS.

(5) Goodwill

There were no changes in our goodwill during the three months ended March 31, 2013. Goodwill by segment is as follows for both March 31, 2013 and December 31, 2012 (in thousands):

Electric	$241,100
Natural gas	114,028
$355,128

(6) Comprehensive (Loss) Income

The following tables display the components of Other Comprehensive (Loss) Income, after-tax, and the related tax effects (in thousands):

	March 31, 2013
	Three Months Ended
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$49	$—	$49
Reclassification of net gains on derivative instruments to net income	(297)	114	(183)
Other comprehensive loss	$(248)	$114	$(134)

	March 31, 2012
	Three Months Ended
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$(47)	$—	$(47)
Reclassification of net gains on derivative instruments to net income	(297)	114	(183)
Pension and postretirement medical liability adjustment	$333	$(128)	$205
Other comprehensive loss	$(11)	$(14)	$(25)

Balances by classification included within accumulated other comprehensive income (AOCI) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	March 31, 2013	December 31, 2012
Foreign currency translation	$415	$366
Derivative instruments designated as cash flow hedges	4,060	4,243
Pension and postretirement medical plans	(2,292)	(2,292)
Accumulated other comprehensive income	$2,183	$2,317

The following table displays the changes in AOCI by component are as follows, net of tax (in thousands):

		March 31, 2013
		Three Months Ended
	Affected Line Item in the Condensed Consolidated Statements Of Income	Gains on Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$4,243	$(2,292)	$366	$2,317
Other comprehensive income before reclassifications		—	—	49	49
Amounts reclassified from accumulated other comprehensive income	Interest Expense	(183)	—	—	(183)
Net current-period other comprehensive (loss) income		(183)	—	49	(134)
Ending balance		$4,060	$(2,292)	$415	$2,183

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

Objectives and Strategies for Using Derivatives

To manage our exposure to fluctuations in commodity prices we routinely enter into derivative contracts, such as fixed-price forward purchase and sales contracts. The objective of these transactions is to fix the price for a portion of anticipated energy purchases to supply our customers. These types of contracts are included in our electric and natural gas supply portfolios and are used to manage price volatility risk by taking advantage of fluctuations in market prices. While individual contracts may be above or below market value, the overall portfolio approach is intended to provide greater price stability for consumers. These commodity costs are included in our cost tracking mechanisms and are recoverable from customers subject to prudence reviews by the applicable state regulatory commissions. We do not maintain a trading portfolio, and our derivative transactions are only used for risk management purposes consistent with regulatory guidelines. In addition, in the past we have used and in the future we may use interest rate swaps to manage our interest rate exposures associated with new debt issuances or to manage our exposure to fluctuations in interest rates on variable rate debt.

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

Normal Purchases and Normal Sales

We have applied the normal purchase and normal sale scope exception (NPNS) to most of our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Financial Statements at March 31, 2013 and December 31, 2012. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

Mark-to-Market Transactions	Balance Sheet Location	March 31, 2013	December 31, 2012

Natural gas net derivative liability	Accrued Expenses	$3,294	$5,428

The following table represents the net change in fair value for these derivatives (in thousands):

	Unrealized gain recognized in Regulatory Assets
	Three Months Ended
Derivatives Subject to Regulatory Deferral	March 31, 2013	March 31, 2012

Natural gas	$2,134	$1,256

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

As of March 31, 2013, none of the forward purchase contracts that do not qualify for NPNS contain credit risk-related contingent features.

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

	Location of gain reclassified from AOCI to Income	Three Months Ended March 31, 2013 and 2012

Amount of gain reclassified from AOCI	Interest Expense	$297

Approximately $6.6 million of the pre-tax gain on these cash flow hedges is remaining in AOCI as of March 31, 2013, and we expect to reclassify approximately $1.2 million from AOCI into interest expense during the next twelve months. These gains relate to swaps previously terminated, and we have no current interest rate swaps outstanding.

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

We classify assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. The table below sets forth by level within the fair value hierarchy the gross components of our assets and liabilities measured at fair value on a recurring basis. Normal purchases and sales transactions are not included in the fair values by source table as they are not recorded at fair value. There were no transfers between levels for the periods presented. See Note 7 for further discussion.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
March 31, 2013
Restricted cash	$8,381	$—	$—	$—	$8,381
Rabbi trust investments	14,235	—	—	—	14,235
Derivative liability (1)	—	(3,294)	—	—	(3,294)
Total	$22,616	$(3,294)	$—	$—	$19,322

December 31, 2012
Restricted cash	$6,392	$—	$—	$—	$6,392
Rabbi trust investments	10,522	—	—	—	10,522
Derivative liability (1)	—	(5,428)	—	—	(5,428)
Total	$16,914	$(5,428)	$—	$—	$11,486
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

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,055,079	$1,225,056	$1,055,074	$1,229,233

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

(9) Financing Activities

In April 2012, we entered into an Equity Distribution Agreement pursuant to which we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $100 million. Since inception, 1,274,662 shares of our common stock at an average price of $36.80 per share have been issued, for net proceeds of $46.2 million. During the three months ended March 31, 2013, we sold 459,246 shares of our common stock at an average price of $38.98 per share. Proceeds received were approximately $17.7 million, which are net of sales commissions of approximately $0.2 million and other fees.

(10) Segment Information

Our reportable business segments are primarily engaged in the electric and natural gas business. The remainder of our operations are presented as other, which is not considered a business unit. Other primarily consists of the wind down of our captive insurance subsidiary and our unallocated corporate costs.

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

Three Months Ended
March 31, 2013	Electric	Gas	Other	Eliminations	Total
Operating revenues	$210,092	$102,518	$410	$—	$313,020
Cost of sales	83,095	49,101	—	—	132,196
Gross margin	126,997	53,417	410	—	180,824
Operating, general and administrative	45,718	19,895	3,224	—	68,837
Property and other taxes	19,152	6,604	3	—	25,759
Depreciation	23,611	5,599	8	—	29,218
Operating income (loss)	38,516	21,319	(2,825)	—	57,010
Interest expense	(14,127)	(2,426)	(226)	—	(16,779)
Other income	2,011	677	27	—	2,715
Income tax (expense) benefit	(4,304)	(1,772)	1,032	—	(5,044)
Net income (loss)	$22,096	$17,798	$(1,992)	$—	$37,902
Total assets	$2,438,892	$1,031,518	$10,320	$—	$3,480,730
Capital expenditures	$33,315	$4,799	$—	$—	$38,114

Three Months Ended
March 31, 2012	Electric	Gas	Other	Eliminations	Total
Operating revenues	$207,055	$101,746	$299	$—	$309,100
Cost of sales	82,979	55,417	—	—	138,396
Gross margin	124,076	46,329	299	—	170,704
Operating, general and administrative	45,357	19,288	928	—	65,573
Property and other taxes	17,538	6,124	3	—	23,665
Depreciation	21,569	4,856	8	—	26,433
Operating income (loss)	39,612	16,061	(640)	—	55,033
Interest expense	(13,667)	(2,067)	(228)	—	(15,962)
Other income	612	345	27	—	984
Income tax expense	(3,174)	(3,590)	(1,248)	—	(8,012)
Net income (loss)	$23,383	$10,749	$(2,089)	$—	$32,043
Total assets	$2,266,842	$938,335	$12,194	$—	$3,217,371
Capital expenditures	$24,856	$22,251	$—	$—	$47,107

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

Average shares used in computing the basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Basic computation	37,384,429	36,328,360
Dilutive effect of
Restricted stock and performance share awards (1)	101,305	171,933

Diluted computation	37,485,734	36,500,293

_________________
(1)           Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

(12) Employee Benefit Plans

Net periodic benefit cost (income) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Components of Net Periodic Benefit Cost (Income)
Service cost	$3,439	$3,024	$156	$123
Interest cost	5,624	5,935	217	285
Expected return on plan assets	(8,125)	(7,506)	(254)	(257)
Amortization of prior service cost	62	62	(500)	(500)
Recognized actuarial loss	2,752	2,105	225	184
Net Periodic Benefit Cost (Income)	$3,752	$3,620	$(156)	$(165)

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

Our liability for environmental remediation obligations is estimated to range between $28.3 million to $36.4 million, primarily for manufactured gas plants discussed below. As of March 31, 2013, we have a reserve of approximately $31.3 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. Over time, as specific laws are implemented and we gain experience in operating under them, a portion of the costs related to such laws will become determinable, and we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or ongoing operations.

Manufactured Gas Plants - Approximately $24.6 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources (DENR). Our current reserve for remediation costs at this site is approximately $12.2 million, and we estimate that approximately $8.6 million of this amount will be incurred during the next five years.

We also own sites in North Platte, Kearney and Grand Island, Nebraska on which former manufactured gas facilities were located. During 2005, the Nebraska Department of Environmental Quality (NDEQ) conducted Phase II investigations of soil and groundwater at our Kearney and Grand Island sites. During 2006, the NDEQ released to us the Phase II Limited Subsurface Assessments performed by the NDEQ's environmental consulting firm for Kearney and Grand Island. In February 2011, NDEQ completed an Abbreviated Preliminary Assessment and Site Investigation Report for Grand Island, which recommended additional ground water testing. In April of 2012, we received a letter from NDEQ regarding a recently completed Vapor Intrusion Assessment Report and an invitation to join NDEQ's Voluntary Cleanup Program (VCP). We declined NDEQ's offer to join its VCP at this time and also committed to conducting a limited soil vapor investigation. We will work independently to fully characterize the nature and extent of impacts associated with the former manufactured gas plant. After the site has been fully characterized, we will discuss the possibility of joining NDEQ's VCP. Our reserve estimate includes assumptions for additional ground water testing. At present, we cannot determine with a reasonable degree of certainty the nature and timing of any risk-based remedial action at our Nebraska locations.

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

Global Climate Change - There are national and international efforts to adopt measures related to global climate change and the contribution of emissions of greenhouse gases (GHG) including, most significantly, carbon dioxide. These efforts include legislative proposals and Environmental Protection Agency (EPA) regulations at the federal level, actions at the state level, and private party litigation relating to GHG emissions. Coal-fired plants have come under particular scrutiny due to their level of GHG emissions. We have joint ownership interests in four electric generating plants, all of which are coal fired and operated by other companies. We have undivided interests in these facilities and are responsible for our proportionate share of the capital and operating costs while being entitled to our proportionate share of the power generated.

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

In March 2012, the EPA proposed New Source Performance Standards that would limit carbon dioxide emissions from new electric generating units (EGUs). The proposed limits would not apply to existing or reconstructed EGUs. The proposed rule was part of an agreement to settle litigation brought by states, municipalities and environmental groups. The EPA accepted comments on the proposed standards through the end of June 2012. The EPA has not issued final standards.

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

Coal Combustion Residuals (CCRs) - In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs under the Resource Conservation and Recovery Act (RCRA). CCRs include fly ash, bottom ash and scrubber wastes. Under one approach, the EPA would regulate CCRs as a hazardous waste under Subtitle C of RCRA. This approach would have significant impacts on coal-fired plants, and would require plants to retrofit their operations to comply with hazardous waste requirements from the generation of CCRs and associated waste waters through transportation and disposal. This could also have a negative impact on the beneficial use of CCRs and the current markets associated with such use. The second approach would regulate CCRs as a solid waste under Subtitle D of RCRA. This approach would only affect disposal, most significantly any wet disposal, of CCRs. The EPA has not yet issued a final CCR rule; however, litigation has commenced to require it to do so. In addition, legislation was introduced in Congress to regulate coal ash. We cannot predict at this time the final requirements of any CCR regulations or legislation and what impact, if any, they would have on us, but the costs of complying with any such requirements could be significant.

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

In December 2011, the EPA issued a final rule relating to Mercury and Air Toxics Standards (MATS), which was formerly the proposed Maximum Achievable Control Technology standards for hazardous air pollutant emissions from new and existing electric generating units. Among other things, these MATS standards set stringent emission limits for acid gases, mercury, and other hazardous air pollutants. Facilities that are subject to the MATS must come into compliance within three years after the effective date of the rule (or by 2015) unless a one year extension is granted on a case-by-case basis. On March 20, 2013, the EPA finalized updates to emission limits under the MATS for new power plants. Numerous challenges to the MATS standards have been filed with the EPA and in Federal court and we cannot predict the outcome of such challenges.

On July 7, 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR) to reduce emissions from electric generating units that interfere with the ability of downwind states to achieve ambient air quality standards. Under CSAPR, significant reductions in emissions of nitrogen oxide (NOx) and sulfur dioxide (SO2) were to be required beginning in 2012. After having issued a stay of CSAPR earlier this year, however, a Federal court found that CSAPR violated federal law and ordered that it be vacated. The Clean Air Interstate Rule remains in effect until the EPA issues a valid replacement. The EPA and environmental groups have petitioned the Supreme Court to review the Federal court's ruling.

We have joint ownership in generation plants located in South Dakota, North Dakota, Iowa and Montana that are or may become subject to various regulations that have been issued or proposed under the Clean Air Act, as discussed below.

South Dakota. The South Dakota DENR determined that the Big Stone Plant, of which we have a 23.4% ownership, is subject to the BART requirements of the Regional Haze Rule. South Dakota DENR's State Implementation Plan (SIP) was approved by the EPA in May 2012. Under the SIP, the Big Stone plant must install and operate a new BART compliant air quality control system (AQCS) to reduce SO2, NOx and particulate emissions as expeditiously as practicable, but no later than five years after the EPA's approval of the SIP. The current project cost for the AQCS is estimated to be approximately $405 million (our share is 23.4%) and it is expected to be operational by 2016.

Our incremental capital expenditure projections include amounts related to our share of the BART technologies at Big Stone based on current estimates. We could, however, face additional capital or financing costs. We will seek to recover any such costs through the regulatory process. The South Dakota Public Utilities Commission has historically allowed timely recovery of the costs of environmental improvements; however, there is no precedent on a project of this size.

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

See 'Legal Proceedings - Colstrip Litigation' below for discussion of Sierra Club litigation.

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

LEGAL PROCEEDINGS

Colstrip Litigation

On July 25, 2012, the Sierra Club and the Montana Environmental Information Center (MEIC) served on each of the individual owners of the Colstrip Steam Electric Station (CSES), including us and the owner or managing agent of the station, a notice of intent to sue for alleged violations of the federal Clean Air Act, 42 U.S.C. § 7401 et seq. Since serving the initial notice of intent to sue, the Sierra Club and MEIC have revised it three times.

On March 6, 2013, the Sierra Club and the MEIC (Plaintiffs) filed suit in the United States District Court for the District of Montana against the individual owners of the CSES, including us, and the operator or managing agent of the station. Plaintiffs' complaint, which includes 39 claims for relief, alleges violations of the Clean Air Act and seeks injunctive and declaratory relief, civil penalties, imposition of a beneficial environmental project, and recovery of their attorney fees. Plaintiffs have identified physical changes made at the CSES between 1992 and 2012, which they allege have increased emissions of SO2, NOx and particulate matter and were “major modifications” subject to permitting requirements under the Clean Air Act. They also have alleged violations of the requirements related to Part 70 Operating Permits, as well as provisions in the Montana State Implementation Plan regulating the opacity of emissions. We intend to vigorously defend this lawsuit. Due to the preliminary nature of the lawsuit, at this time, we cannot predict or determine the outcome of the lawsuit, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

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

OVERVIEW

NorthWestern Corporation, doing business as Northwestern Energy, provides electricity and natural gas to approximately 673,200 customers in Montana, South Dakota and Nebraska. For a discussion of NorthWestern’s business strategy, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

Significant items during the three months ended March 31, 2013 include:

•	Improvement in net income of approximately $5.9 million as compared with the same period in 2012, due primarily to natural gas production and electric supply acquisitions;

•	Received MPSC approval to increase rates effective April 1, 2013, in our natural gas distribution rate case; and

•	Received proceeds of approximately $17.7 million after commissions and other fees from the sale of 459,246 common shares under our Equity Distribution Agreement.

Montana Natural Gas Production Assets

During the third quarter of 2012, we completed the purchase of natural gas production interests in northern Montana's Bear Paw Basin, including a 75% interest in two gas gathering systems (Bear Paw). During the three months ended March 31, 2013, the Bear Paw acquisition contributed approximately $2.6 million to gross margin. We are collecting the cost of service for Bear Paw natural gas produced, including a return on our investment, through our natural gas supply tracker on an interim basis. We expect to file an application with the MPSC to place our Bear Paw assets in natural gas rate base during 2013 and this revenue is subject to refund until we receive MPSC approval of our application.

Wind Generation

During the fourth quarter of 2012, we purchased and placed into service the 40 MW Spion Kop wind project in Judith Basin County in Montana for approximately $84 million. Beginning in December 2012, the cost of service of the electricity generated, including a return on our investment, has been included in electric supply rates. During the three months ended March 31, 2013, the acquisition of Spion Kop contributed approximately $1.6 million to gross margin and approximately $1.2 million in production tax credits (lower income tax expense).

Montana Natural Gas Rate Filing

In September 2012, we filed a request with the MPSC for a natural gas delivery revenue increase of approximately $15.7 million. This request was based on a return on equity of 10.5%, a capital structure consisting of 52% debt and 48% equity and rate base of $309.5 million.

In April 2013, we reached a joint settlement with intervenors and received MPSC approval to increase our annual natural gas delivery rates by approximately $11.5 million, based on a return on equity of 9.8%.

Dave Gates Generating Station at Mill Creek (DGGS)

As a result of a FERC Administrative Law Judge's (ALJ) initial nonbinding decision issued in September 2012, we have cumulative deferred revenue of approximately $18.5 million, which includes approximately $2.0 million deferred during the first quarter of 2013. These amounts are subject to refund and recorded within current regulatory liabilities in the Condensed Consolidated Balance Sheets. The ALJ concluded we should allocate only a fraction of the costs we believed (based on past practice) should be allocated to FERC jurisdictional customers. Our brief in opposition to the ALJ's initial decision is pending before the FERC.

Although we have no assurance as to timing, the FERC is expected to consider the matter and issue a binding decision during 2013. The FERC is not obligated to follow any of the ALJ's findings and conclusions, and the FERC can accept or reject the initial decision in whole or in part. If the FERC upholds the ALJ's decision and a portion of the costs are effectively disallowed, we would be required to assess DGGS for impairment. If we disagree with a decision issued by the FERC, we may pursue full appellate rights through rehearing and appeal to a United States Circuit Court of Appeals, which could extend into

2015. We continue to bill FERC jurisdictional customers interim rates that have been in effect since January 1, 2011. These interim rates are subject to refund plus interest pending final resolution at FERC.

STRATEGY UPDATE

Regulatory Matters

General rate cases are necessary to generate the revenues necessary to provide safe, reliable service, while contributing to earnings growth and achieving our financial objectives. We regularly review the need for electric and natural gas rate changes in each state in which we provide service. Our general rate cases are based on historic test years, with known and measurable adjustments. Based on our analysis of 2012 actual results, with anticipated known and measurable adjustments, we currently do not believe general rate cases are necessary during 2013 in any of our jurisdictions.

We had anticipated filing a general electric rate case in South Dakota based on a 2012 test year due to the supply investments discussed below. After evaluating our overall cost of service, we do not believe a general rate case will be necessary until at least 2014. When we do file an electric rate case in South Dakota, we expect to request a tariff mechanism (environmental rider) to recover future environmental related expenses and capital costs associated with Big Stone and Neal #4 electric generation units. Until such a rider is authorized, we are recording allowance for funds used during construction (AFUDC) on our capital investments before they are placed into service.

Supply Investments

During 2012, we began construction on the Aberdeen Generating Station, a 60 MW natural gas peaking facility located in Aberdeen, South Dakota, which we expect to achieve commercial operation during the second quarter of 2013. This facility is intended to provide peaking reserve margin necessary to comply with capacity reserve requirements. As of March 31, 2013, we have capitalized approximately $53.3 million associated with this project. We do not expect additional capital expenditures during 2013 to be significant.

The Big Stone and Neal #4 electric generation facilities are subject to additional emission reduction requirements. Neal #4 began incurring such costs in 2011 and work is expected to be completed by the end of 2013. Big Stone began incurring costs in 2013 with costs expected to be spread over three years. Based on updated cost estimates from the operator, our share of capital expenditures related to the Big Stone project has been reduced from approximately $115 million to approximately $95 million.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

	Three Months Ended March 31,
	2013	2012	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$210.1	$207.1	$3.0	1.4%
Natural Gas	102.5	101.7	0.8	0.8
Other	0.4	0.3	0.1	33.3
	$313.0	$309.1	$3.9	1.3%

	Three Months Ended March 31,
	2013	2012	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$83.1	$83.0	$0.1	0.1%
Natural Gas	49.1	55.4	(6.3)	(11.4)
	$132.2	$138.4	$(6.2)	(4.5)%

	Three Months Ended March 31,
	2013	2012	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$127.0	$124.1	$2.9	2.3%
Natural Gas	53.4	46.3	7.1	15.3
Other	0.4	0.3	0.1	33.3
	$180.8	$170.7	$10.1	5.9%

Primary components of the change in gross margin include the following:

Gross Margin 2013 vs. 2012
(in millions)
Natural gas production	$3.6
Natural gas and electric retail volumes	2.6
Transmission capacity	2.5
Spion Kop	1.6
DSM lost revenues	0.9
Transportation and storage capacity	0.9
Montana property tax tracker	0.4
DGGS	(4.3)
Other	1.9
Increase in Consolidated Gross Margin	$10.1

Consolidated gross margin increased $10.1 million primarily due to the following:

•	An increase in natural gas production margin, primarily due to the acquisition of the Bear Paw assets in the third quarter of 2012;

•	An increase in natural gas and electric retail volumes due primarily to colder winter weather;

•	An increase in transmission capacity revenues due to higher demand to transmit energy for others across our lines due to favorable wholesale market pricing conditions;

•	The acquisition of the Spion Kop wind farm in the fourth quarter of 2012;

•	An increase in DSM lost revenues recovered through our supply trackers related to efficiency measures implemented by customers;

•
An increase in transportation and storage capacity revenues due to higher demand to transmit natural gas for others across our pipelines and higher demand to store natural gas for others as a result of lower average natural gas prices; and

•	An increase in Montana property taxes included in a tracker.

These increases were partly offset by lower DGGS revenue in the first quarter 2013, as the same period in 2012 included recognition of approximately $2.7 million that we had deferred in prior periods pending outcome of allocation uncertainty in Montana. In addition, during the first quarter of 2013, our FERC related deferral increased by approximately $1.6 million as compared with 2012 due to the initial FERC ALJ nonbinding decision.

Demand-side management (DSM) lost revenues - Base rates, including impacts of past DSM activities, are reset in general rate case filings. As time passes between rate cases, more energy saving measures (primarily more efficient residential and commercial lighting) are implemented, causing an increase in DSM lost revenues. Historically, the MPSC had authorized us to include a calculation of lost revenues based on actual historic DSM program activity, but prohibited the inclusion of forecasted or estimated future lost revenue in the electric tracker. In its April 2012 order, the MPSC authorized us to include forecasted lost revenues in future tracker filings. We have not recognized the entire forecasted amount as we were required to provide the MPSC with a detailed independent study supporting our requested DSM lost revenues during the first quarter of 2013. The study is also subject to review and potential challenge by intervenors, such as the Montana Consumer Counsel. The MPSC could ultimately determine our requested amounts are too high and we may have to refund a portion of DSM lost revenues that we have recognized. As of March 31, 2013, we have deferred revenue of approximately $1.3 million related to DSM lost revenues collected in 2013, and $4.9 million collected during 2012. We do not expect the MPSC to issue a final order related to electric DSM lost revenues until at least the third quarter of 2013.

	Three Months Ended March 31,
	2013	2012	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$68.8	$65.6	$3.2	4.9%
Property and other taxes	25.8	23.7	2.1	8.9
Depreciation	29.2	26.4	2.8	10.6
	$123.8	$115.7	$8.1	7.0%

Consolidated operating, general and administrative expenses were $68.8 million for the three months ended March 31, 2013, as compared with $65.6 million for the three months ended March 31, 2012. Primary components of the change include the following:

Operating, General & Administrative Expenses
2013 vs. 2012
(in millions)
Distribution System Infrastructure Project (DSIP) expenses	$2.6
Non-employee directors deferred compensation	1.4
Natural gas production	0.9
Insurance expense	0.7
Plant operator costs	0.5
Pension and employee benefits	(4.2)
Other	1.3
Increase in Operating, General & Administrative Expenses	$3.2

The increase in operating, general and administrative expenses of $3.2 million was primarily due to the following:

•
Incremental operating and maintenance costs related to the phase-in of DSIP during 2012 and 2011 were deferred in accordance with the MPSC's approval of an accounting order. Incremental DSIP costs for 2013 forward are being expensed as incurred and the amounts previously deferred are being amortized over five years. During the first quarter of 2013 we amortized approximately $0.8 million and incurred incremental DSIP expenses of approximately $1.8 million;

•
Non-employee directors deferred compensation increased primarily due to changes in our stock price. Directors may defer their board fees into deferred shares held in a rabbi trust. Compensation expense changes with the market value of our stock; however, this change in value is offset in other income due to the change in value of trust assets with no impact on net income;

•	Higher natural gas production costs due to the Bear Paw acquisition;

•	Increased insurance expense primarily due to general liability matters; and

•	Higher plant operator costs primarily due to the Spion Kop acquisition.

These increases were partly offset by decreased pension expense, offset in part by increased medical expenses. Our Montana pension costs are included in expense on a pay as you go (cash funding) basis. We received a pension accounting order from the MPSC in 2008, which based our Montana pension expense on an average of our funding requirements for calendar years 2005 through 2012 in order to smooth the impact of increased cash funding. We expect our 2013 Montana pension expense to be approximately $20.0 million lower than 2012 on an annualized basis due to the expiration of this order and our current cash funding estimate.

Property and other taxes was $25.8 million for the three months ended March 31, 2013, as compared with $23.7 million in the same period of 2012. This increase was primarily due to higher estimated property valuations in Montana and plant additions. We estimate property taxes throughout each year and update to the actual expense when we receive our Montana property tax bills in November.

Depreciation expense was $29.2 million for the three months ended March 31, 2013, as compared with $26.4 million in the same period of 2012. This increase was primarily due to plant additions.

Consolidated operating income for the three months ended March 31, 2013 was $57.0 million, as compared with $55.0 million in the same period of 2012. This increase was due to the increase in gross margin partly offset by higher operating expenses as discussed above.

Consolidated interest expense for the three months ended March 31, 2013 was $16.8 million, as compared with $16.0 million in the same period of 2012. This increase was primarily due to higher debt outstanding partially offset by higher capitalization of AFUDC.

Consolidated other income for the three months ended March 31, 2013, was $2.7 million, as compared with $1.0 million in the same period of 2012. This increase was primarily due to a $1.4 million gain on deferred shares held in trust for non-employee directors deferred compensation discussed above and higher capitalization of AFUDC.

Consolidated income tax expense for the three months ended March 31, 2013 was $5.0 million, as compared with $8.0 million in the same period of 2012. Our effective tax rate was 11.7% for the three months ended March 31, 2013 as compared with 20.0% for the three months ended March 31, 2012. The following table summarizes the significant differences in income tax expense based on the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended March 31,
	2013	2012
Income Before Income Taxes	$42.9	$40.1

Income tax calculated at 35% federal statutory rate	15.0	14.0

Permanent or flow through adjustments:
Flow-through repairs deductions	(7.7)	(5.6)
Production tax credits	(1.2)	—
Flow-through of state bonus depreciation deduction	(1.8)	(1.4)
State income tax and other, net	0.7	1.0
	(10.0)	(6.0)

Income tax expense	$5.0	$8.0

Our effective tax rate differs from the federal statutory tax rate of 35% primarily due to the regulatory impact of flowing through federal and state tax benefits of repairs deductions, state tax benefit of bonus depreciation deductions and production tax credits. The regulatory accounting treatment of these deductions requires immediate income recognition for temporary tax differences of this type, which is referred to as the flow-through method. When the flow-through method of accounting for temporary differences is reflected in regulated revenues, we record deferred income taxes and establish related regulatory assets and liabilities.

Consolidated net income for the three months ended March 31, 2013 was $37.9 million as compared with $32.0 million for the same period in 2012. This increase was primarily due to higher operating income, higher other income, and lower income tax expense offset in part by higher interest expense as discussed above.

ELECTRIC SEGMENT

We have various classifications of electric revenues, defined as follows:

•	Retail: Sales of electricity to residential, commercial and industrial customers.

•
Regulatory amortization: Primarily represents timing differences for electric supply costs and property taxes between when we incur these costs and when we recover these costs in rates from our customers, which has a minimal impact on gross margin.

•	Transmission: Reflects transmission revenues regulated by the FERC.

•
Ancillary Services: FERC jurisdictional services that ensure reliability and support the transmission of electricity from generation sites to customer loads. Such services include regulation service, reserves and voltage support.

•	Wholesale: Sales of electricity to electric cooperatives, municipalities and other electric utilities, the prices for which are based on prevailing market prices.

•	Other: Miscellaneous electric revenues.

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

	Results
	2013	2012	Change	% Change
	(dollars in millions)
Retail revenues	$200.0	$192.0	$8.0	4.2%
Regulatory amortization	(5.9)	(0.5)	(5.4)	1,080.0
Total retail revenues	194.1	191.5	2.6	1.4
Transmission	13.6	11.1	2.5	22.5
Ancillary services	0.4	2.2	(1.8)	(81.8)
Wholesale	0.5	0.9	(0.4)	(44.4)
Other	1.5	1.4	0.1	7.1
Total Revenues	210.1	207.1	3.0	1.4
Total Cost of Sales	83.1	83.0	0.1	0.1
Gross Margin	$127.0	$124.1	$2.9	2.3%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2013	2012	2013	2012	2013	2012
	(in thousands)
Retail Electric
Montana	$76,006	$72,137	681	671	276,601	274,164
South Dakota	13,824	12,986	178	160	49,175	48,840
Residential	89,830	85,123	859	831	325,776	323,004
Montana	77,772	75,696	780	794	62,638	62,010
South Dakota	17,344	16,916	245	235	12,060	11,954
Commercial	95,116	92,612	1,025	1,029	74,698	73,964
Industrial	10,401	9,637	748	730	74	73
Other	4,660	4,581	23	23	4,509	4,511
Total Retail Electric	$200,007	$191,953	2,655	2,613	405,057	401,552
Total Wholesale Electric	$507	$869	23	53	—	—

	Degree Days			2013 as compared with:
Heating Degree-Days	2013	2012	Historic Average	2012	Historic Average
Montana	3,223	3,039	3,283	6% colder	2% warmer
South Dakota	4,217	3,417	4,054	23% colder	4% colder

The following summarizes the components of the changes in electric gross margin for the three months ended March 31, 2013 and 2012:

Gross Margin 2013 vs. 2012
(in millions)
Transmission capacity	$2.5
Spion Kop	1.6
DSM lost revenues	0.9
Retail volumes	0.8
DGGS	(4.3)
Other	1.4
Increase in Gross Margin	$2.9

This increase in gross margin was primarily due to the following:

•	An increase in transmission capacity revenues due to higher demand driven by improved wholesale market pricing conditions;

•	The acquisition of the Spion Kop wind farm in the fourth quarter of 2012;

•	An increase in DSM lost revenues recovered through our supply trackers related to efficiency measures implemented by customers; and

•	An increase in volumes due primarily to colder winter weather.

These increases were partly offset by lower ancillary services revenue from DGGS in the first quarter of 2013.

Demand for transmission capacity can fluctuate substantially from year to year based on hydro, weather and market conditions in Montana and states to the South and West. Improved wholesale market pricing during the first quarter of 2013 resulted in increased demand to transmit electricity from Montana over our lines.

Retail volumes increased primarily due to colder winter weather and customer growth. Wholesale volumes decreased from lower plant utilization in 2013 due to market conditions and lower plant availability in 2013 related to unscheduled maintenance.

NATURAL GAS SEGMENT

We have various classifications of natural gas revenues, defined as follows:

•	Retail: Sales of natural gas to residential, commercial and industrial customers.

•
Regulatory amortization: Primarily represents timing differences for natural gas supply costs and property taxes between when we incur these costs and when we recover these costs in rates from our customers, which has a minimal impact on gross margin.

•	Wholesale: Primarily represents transportation and storage for others.

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

	Results
	2013	2012	Change	% Change
	(dollars in millions)
Retail revenues	$101.7	$95.6	$6.1	6.4%
Regulatory amortization	(10.4)	(3.2)	(7.2)	225.0
Total retail revenues	91.3	92.4	(1.1)	(1.2)
Wholesale and other	11.2	9.3	1.9	20.4
Total Revenues	102.5	101.7	0.8	0.8
Total Cost of Sales	49.1	55.4	(6.3)	(11.4)
Gross Margin	$53.4	$46.3	$7.1	15.3%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2013	2012	2013	2012	2013	2012
	(in thousands)
Retail Gas
Montana	$42,864	$41,839	5,161	4,983	161,070	159,886
South Dakota	11,879	10,363	1,512	1,256	38,461	38,098
Nebraska	10,913	9,421	1,276	1,141	37,028	36,918
Residential	65,656	61,623	7,949	7,380	236,559	234,902
Montana	21,540	21,050	2,621	2,524	22,534	22,427
South Dakota	7,818	6,653	1,271	1,051	6,083	6,001
Nebraska	5,777	5,415	871	829	4,655	4,639
Commercial	35,135	33,118	4,763	4,404	33,272	33,067
Industrial	460	443	57	54	266	277
Other	416	395	58	53	158	150
Total Retail Gas	$101,667	$95,579	12,827	11,891	270,255	268,396

	Degree Days			2013 as compared with:
Heating Degree-Days	2013	2012	Historic Average	2012	Historic Average
Montana	3,223	3,039	3,283	6% colder	2% warmer
South Dakota	4,217	3,417	4,054	23% colder	4% colder
Nebraska	3,355	2,949	3,365	14% colder	remained flat

The following summarizes the components of the changes in natural gas gross margin for the three months ended March 31, 2013 and 2012:

Gross Margin 2013 vs. 2012
(in millions)
Natural gas production	$3.6
Retail volumes	1.8
Transportation and storage capacity	0.9
Montana property tax tracker	0.3
Other	0.5
Increase in Gross Margin	$7.1

This increase in gross margin and volumes was primarily due to:

•	An increase in natural gas production margin primarily due to the acquisition of the Bear Paw assets in the third quarter of 2012;

•	Higher retail volumes driven by colder weather;

•
An increase in transportation and storage capacity revenues due to higher demand to transmit natural gas for others across our pipelines and higher demand to store natural gas for others as a result of lower average natural gas prices; and

•	An increase in Montana property taxes included in a tracker, which fluctuate depending upon volumes and estimated property tax expense.

Average natural gas supply prices decreased in 2013 resulting in lower retail revenues and cost of sales as compared with 2012, with no impact to gross margin.

Retail volumes increased primarily due to colder winter weather and customer growth.

LIQUIDITY AND CAPITAL RESOURCES

Short-term liquidity is provided by internal cash flows, the sale of commercial paper and use of our revolving credit facility. We utilize our short-term borrowings and/or revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. Short-term borrowings may also be used to temporarily fund utility capital requirements. As of March 31, 2013, our total net liquidity was approximately $260.4 million, including $6.9 million of cash and $253.5 million of revolving credit facility availability. Revolving credit facility availability was $287.5 million as of April 19, 2013.

The following table presents additional information about short term borrowings during the three months ended March 31, 2013 (in millions):

Amount outstanding	$44.0
Daily average amount outstanding	$71.7
Maximum amount outstanding	$122.9

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

We issue debt securities to refinance retiring maturities, reduce short-term debt, fund construction programs and for other general corporate purposes. To fund our strategic growth opportunities we intend to utilize available cash flow, debt capacity that would allow us to maintain investment grade ratings, and based on current plans, issue equity over the next two years. In February 2012, we filed a shelf registration statement with the SEC that can be used for the issuance of debt or equity securities. In April 2012, we entered into an Equity Distribution Agreement with UBS pursuant to which we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $100 million. During the three months ended March 31, 2013, we sold 459,246 shares of our common stock at an average price of $38.98 per share. Proceeds received were approximately $17.7 million, which are net of sales commissions paid to UBS of approximately $0.2 million and other fees. Since inception, we have issued 1,274,662 shares at an average price of $36.80, for net proceeds of approximately $46.2 million. Proceeds were used primarily to repay commercial paper borrowings.

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

As of March 31, 2013, we are over collected on our current Montana natural gas and electric trackers by approximately $1.3 million, as compared with an under collection of $10.4 million as of December 31, 2012, and an under collection of $4.9 million as of March 31, 2012.

Dodd-Frank – The Dodd-Frank Wall Street Reform and Consumer Protection Act includes a provision that requires certain over-the-counter derivative transactions to be executed through an exchange or centrally cleared. Such clearing requirements would result in a significant change from our current practice of bilateral transactions and negotiated credit terms. In July 2012, the Commodity Futures Trading Commission (CFTC) issued a final rule providing for an exemption to such clearing requirements. In December 2012 the CFTC specified the types of transactions that trigger the mandatory clearing obligation. We do not believe the financial reform legislation will have a material impact on us. We do not engage in any derivative transactions that would require mandatory clearing. In addition, even if we did, we believe we would qualify under the end user exemption. Finally, while the legislation also includes provisions under which the CFTC may impose collateral and margin requirements for transactions and require swap dealers and major swap participants to have credit support arrangements with their end user counterparties, we do not believe these costs will affect us materially.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and impact our trade credit availability. Fitch Ratings (Fitch), Moody's Investors Service (Moody’s) and Standard and Poor’s Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of April 19, 2013, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A-	BBB+	F2	Positive
Moody’s	A2	Baa1	Prime-2	Stable
S&P	A-	BBB	A-2	Stable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income	$37.9	$32.0
Non-cash adjustments to net income	56.0	46.8
Changes in working capital	35.5	48.0
Other	(17.5)	(6.9)
	111.9	119.9

Investing Activities
Property, plant and equipment additions	(38.1)	(47.1)
Other	—	0.1
	(38.1)	(47.0)

Financing Activities
Proceeds from issuance of common stock, net	17.7	—
Repayments of long-term debt, net	—	(3.7)
Repayments of short-term borrowings, net	(78.9)	(54.0)
Dividends on common stock	(14.2)	(13.4)
Other	(1.3)	0.1
	(76.7)	(71.0)

Net (Decrease) Increase in Cash and Cash Equivalents	$(2.9)	$1.9
Cash and Cash Equivalents, beginning of period	$9.8	$5.9
Cash and Cash Equivalents, end of period	$6.9	$7.8

Cash Provided by Operating Activities

As of March 31, 2013, cash and cash equivalents were $6.9 million as compared with $9.8 million at December 31, 2012 and $7.8 million at March 31, 2012. Cash provided by operating activities totaled $111.9 million for the three months ended March 31, 2013 as compared with $119.9 million during the three months ended March 31, 2012. This decrease in operating cash flows is due largely to higher trade receivables resulting from colder winter weather partially offset by improvements in the collection of our supply costs.

Cash Used in Investing Activities

Cash used in investing activities decreased by approximately $8.9 million as compared with the first three months of 2012. Plant additions during 2013 include maintenance additions of approximately $20.3 million, supply related capital expenditures of approximately $11.3 million, primarily related to the 60 MW peaking facility in South Dakota, and DSIP capital expenditures of approximately $6.5 million. Plant additions during the first quarter of 2012 include supply related capital expenditures of approximately $17.6 million, primarily related to the 60 MW peaking facility in South Dakota, and DSIP capital expenditures of approximately $2.9 million.

Cash Used in Financing Activities

Cash used in financing activities totaled approximately $76.7 million during the three months ended March 31, 2013 as compared with approximately $71.0 million during the three months ended March 31, 2012. During the three months ended March 31, 2013, net cash used in financing activities consisted of net repayments of commercial paper of $78.9 million and the payment of dividends of $14.2 million offset in part by proceeds received from the issuance of common stock pursuant to our equity distribution agreement of $17.7 million. During the three months ended March 31, 2012, net cash used in financing activities consisted of net repayments of commercial paper of $54.0 million, the repayment of long-term debt of $3.7 million and the payment of dividends of $13.4 million.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of March 31, 2013. See our Annual Report on Form 10-K for the year ended December 31, 2012 for additional discussion.

	Total	2013	2014	2015	2016	2017	Thereafter
	(in thousands)
Long-term debt	$1,055,079	$—	$—	$—	$150,000	$—	$905,079
Capital leases	32,784	1,221	1,668	1,733	1,837	1,979	24,346
Short-term borrowings	43,985	43,985	—	—	—	—	—
Future minimum operating lease payments	4,914	1,359	1,306	913	633	479	224
Estimated pension and other postretirement obligations (1)	67,340	12,957	13,673	13,633	13,583	13,494	N/A
Qualifying facilities liability (2)	1,130,538	48,167	67,283	69,606	71,598	73,622	800,262
Supply and capacity contracts (3)	1,501,976	227,528	198,275	117,536	117,258	103,616	737,763
Contractual interest payments on debt (4)	615,500	45,394	57,092	57,092	56,986	47,820	351,116
Total Commitments (5)	$4,452,116	$380,611	$339,297	$260,513	$411,895	$241,010	$2,818,790
_________________________

(1)
We estimate cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. These estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.

(2)
Certain QFs require us to purchase minimum amounts of energy at prices ranging from $71 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $1.1 billion. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $0.9 billion.

(3)	We have entered into various purchase commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 25 years.

(4)	For our variable rate short-term borrowings outstanding, we have assumed an average interest rate of 0.48% through maturity.

(5)	Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

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

As of March 31, 2013, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the LIBOR plus a credit spread, ranging from 0.88% to 1.75% over LIBOR. To more cost effectively meet short-term cash requirements, we established a program where we may issue commercial paper; which is supported by our revolving credit facility. Since commercial paper terms are short-term, we are subject to interest rate risk. As of March 31, 2013, we had approximately $44.0 million of commercial paper outstanding and no borrowings on our revolving credit facility. A 1% increase in interest rates would increase our annual interest expense by approximately $0.4 million.

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

For example, in our regulatory filings related to DGGS, we proposed an allocation of approximately 80% of costs to retail customers subject to the MPSC's jurisdiction and approximately 20% allocated to wholesale customers subject to FERC's jurisdiction. In March 2012, the MPSC's final order approved using our proposed cost allocation methodology, but requires us to complete a study of the relative contribution of retail and wholesale customers to regulation capacity needs. The results of this study may be used in determining future cost allocations between retail and wholesale customers. However, there is no assurance that both the MPSC and FERC will agree on the results of this study, which could result in an inability to fully recover our costs.

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

Our revenues, results of operations and financial condition are impacted by customer growth and usage in our service territories and may fluctuate with current economic conditions or response to price increases. We are also impacted by market conditions outside of our service territories related to demand for transmission capacity and wholesale electric pricing.

 Our revenues, results of operations and financial condition are impacted by customer growth and usage, which can be impacted by population growth as well as by economic factors. Our customers may voluntarily reduce their consumption of electricity and natural gas from us in response to increases in prices, decreases in their disposable income, individual energy conservation efforts or the use of distributed generation for electricity.

Demand for our Montana transmission capacity fluctuates with regional demand, fuel prices and weather related conditions. The levels of wholesale sales depend on the wholesale market price, transmission availability and the availability of generation for wholesale sales, among other factors. Declines in wholesale market price, availability of generation, transmission constraints in the wholesale markets, or low wholesale demand could reduce wholesale sales. These events could adversely affect our results of operations, financial position and cash flows.

Our natural gas distribution services involve numerous activities that may result in accidents and other operating risks and costs.

Inherent in our natural gas distribution services are a variety of hazards and operating risks, such as leaks, explosions and mechanical problems. These risks could cause a loss of human life, significant damage to property, environmental pollution, impairment of our operations, and substantial financial losses to us. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could have a material adverse effect on our financial position and results of operations. For our distribution lines located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damages resulting from these risks potentially is greater.

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

Threats of terrorism and catastrophic events that could result from terrorism, cyber attacks, or individuals and/or groups attempting to disrupt our business, or the businesses of third parties, may affect our operations in unpredictable ways and could adversely affect our liquidity and results of operations.

We are subject to the potentially adverse operating and financial effects of terrorist acts and threats, as well as cyber attacks and other disruptive activities of individuals or groups. Our generation, transmission and distribution facilities, information technology systems and other infrastructure facilities and systems could be direct targets of, or indirectly affected by, such activities. Any significant interruption of these systems could prevent us from fulfilling our critical business functions, and sensitive, confidential and other data could be compromised.

Terrorist acts, cyber attacks (such as hacking and viruses) or other similar events could harm our business by limiting our ability to generate, purchase or transmit power and by delaying the development and construction of new generating facilities and capital improvements to existing facilities. These events, and governmental actions in response, could result in a material decrease in revenues and significant additional costs to repair and insure assets, and could adversely affect our operations by contributing to disruption of supplies and markets for natural gas, oil and other fuels. These events could also impair our ability to raise capital by contributing to financial instability and lower economic activity.

ITEM 6.                      EXHIBITS

(a) Exhibits

Exhibit 10.1—Form of NorthWestern Corporation Long-Term Performance Incentive Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 13, 2013, Commission File No. 1-10499).

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

NorthWestern Corporation
Date:	April 25, 2013	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1
Form of NorthWestern Corporation Long-Term Performance Incentive Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 13, 2013, Commission File No. 1-10499).

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