Form 10-Q
period 2013-06-30
NORTHWESTERN CORP
filed 2013-07-25
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Common Stock, Par Value $0.01
38,457,905 shares outstanding at July 19, 2013

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	June 30, 2013	December 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$7,793	$9,822
Restricted cash	8,068	6,700
Accounts receivable, net	116,526	143,695
Inventories	47,610	54,161
Regulatory assets	25,565	40,301
Deferred income taxes	22,206	37,143
Other	18,313	11,306
Total current assets	246,081	303,128
Property, plant, and equipment, net	2,532,359	2,435,590
Goodwill	355,128	355,128
Regulatory assets	390,511	367,890
Other noncurrent assets	26,969	23,797
Total assets	$3,551,048	$3,485,533
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$1,656	$1,612
Short-term borrowings	64,994	122,934
Accounts payable	58,287	83,746
Accrued expenses	179,194	192,548
Regulatory liabilities	48,352	48,425
Total current liabilities	352,483	449,265
Long-term capital leases	30,739	31,562
Long-term debt	1,055,085	1,055,074
Deferred income taxes	381,155	363,928
Noncurrent regulatory liabilities	339,304	276,618
Other noncurrent liabilities	390,032	375,054
Total liabilities	2,548,798	2,551,501
Commitments and Contingencies (Note 13)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 42,048,148 and 38,448,254 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	420	408
Treasury stock at cost	(91,881)	(90,702)
Paid-in capital	895,218	849,218
Retained earnings	196,407	172,791
Accumulated other comprehensive income	2,086	2,317
Total shareholders' equity	1,002,250	934,032
Total liabilities and shareholders' equity	$3,551,048	$3,485,533
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Electric	$200,472	196,176	$410,564	$403,231
Gas	59,362	48,101	161,880	149,847
Other	327	326	737	625
Total Revenues	260,161	244,603	573,181	553,703
Operating Expenses
Cost of sales	106,913	96,427	239,109	234,823
Operating, general and administrative	67,364	67,096	136,201	132,669
Property and other taxes	25,810	25,934	51,569	49,599
Depreciation	27,414	26,426	56,632	52,859
Total Operating Expenses	227,501	215,883	483,511	469,950
Operating Income	32,660	28,720	89,670	83,753
Interest Expense, net	(17,141)	(15,893)	(33,920)	(31,855)
Other Income	928	1,176	3,643	2,160
Income Before Income Taxes	16,447	14,003	59,393	54,058
Income Tax Expense	(2,106)	(2,565)	(7,150)	(10,577)
Net Income	$14,341	$11,438	$52,243	$43,481
Average Common Shares Outstanding	38,092	36,635	37,740	36,482
Basic Earnings per Average Common Share	$0.37	$0.31	$1.38	$1.19
Diluted Earnings per Average Common Share	$0.37	$0.31	$1.38	$1.19
Dividends Declared per Average Common Share	$0.38	$0.37	$0.76	$0.74

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$14,341	$11,438	$52,243	$43,481
Other comprehensive (loss) income, net of tax:
Reclassification of net gains on derivative instruments	(183)	(191)	(366)	(374)
Postretirement medical liability adjustment	—	—	—	205
Foreign currency translation	86	46	135	(1)
Total Other Comprehensive Loss	(97)	(145)	(231)	(170)
Comprehensive Income	$14,244	$11,293	$52,012	$43,311

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$52,243	$43,481
Items not affecting cash:
Depreciation	56,632	52,859
Amortization of debt issue costs, discount and deferred hedge gain	193	180
Amortization of restricted stock	1,249	1,638
Equity portion of allowance for funds used during construction	(2,194)	(1,831)
Gain on disposition of assets	(705)	(122)
Deferred income taxes	32,393	27,067
Changes in current assets and liabilities:
Restricted cash	(1,368)	4,859
Accounts receivable	27,169	44,220
Inventories	6,551	16,520
Other current assets	(7,007)	(1,085)
Accounts payable	(23,617)	(17,217)
Accrued expenses	(8,632)	(14,729)
Regulatory assets	11,584	(1,026)
Regulatory liabilities	(73)	(4,696)
Other noncurrent assets	(25,336)	(13,298)
Other noncurrent liabilities	10,729	8,247
Cash provided by operating activities	129,811	145,067
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(88,549)	(97,812)
Proceeds from sale of assets	747	149
Cash used in investing activities	(87,802)	(97,663)
FINANCING ACTIVITIES:
Treasury stock activity	(1,179)	(624)
Proceeds from issuance of common stock, net	43,781	23,876
Dividends on common stock	(28,627)	(26,927)
Repayments on long-term debt	(73)	(3,833)
Repayments of short-term borrowings, net	(57,940)	(36,965)
Financing costs	—	(754)
Cash used in financing activities	(44,038)	(45,227)
(Decrease) Increase in Cash and Cash Equivalents	(2,029)	2,177
Cash and Cash Equivalents, beginning of period	9,822	5,928
Cash and Cash Equivalents, end of period	$7,793	$8,105
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$42	$1,944
Interest	29,175	25,825
Significant non-cash transactions:
Capital expenditures included in accounts payable and accrued expenses	9,081	15,756

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to June 30, 2013, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain Qualifying Facility (QF) plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 Megawatt (MW) coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per Megawatt Hour (MWH) (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $297.4 million through 2024.

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

(3) Regulatory Matters

Dave Gates Generating Station at Mill Creek (DGGS)

As a result of a Federal Energy Regulatory Commission (FERC) Administrative Law Judge's (ALJ) initial nonbinding decision issued in September 2012, we have cumulative deferred revenue of approximately $20.7 million, which is subject to refund and recorded within current regulatory liabilities in the Condensed Consolidated Balance Sheets. The ALJ concluded we should allocate only a fraction of the costs we believe (based on past practice) should be allocated to FERC jurisdictional customers. The matter has been fully briefed before the FERC.

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

In May 2013, we filed our 2013 annual electric and natural gas supply tracker filings. During June, we received orders from the MPSC approving the electric and natural gas supply tracker filings on an interim basis.

A hearing was held in June 2013 related to our 2012 electric supply tracker filing, including our request for demand-side management (DSM) lost revenues, and we expect the MPSC to issue a final order during 2013. As of June 30, 2013, we have deferred revenue of approximately $7.4 million related to DSM lost revenues, which is recorded within current regulatory liabilities in the Condensed Consolidated Balance Sheets.

Montana Natural Gas Production Assets

During the third quarter of 2012, we completed the purchase of natural gas production interests in northern Montana's Bear Paw Basin, including a 75% interest in two gas gathering systems. We are collecting the cost of service for natural gas produced from these assets, including a return on our investment, through our natural gas supply tracker on an interim basis. We expect to file an application with the MPSC during 2013 to place these assets in natural gas rate base. Since acquisition, we have recognized approximately $3.0 million of revenue that is subject to refund until we receive MPSC approval of our application.

(4) Income Taxes

The following table reconciles our effective income tax rate to the federal statutory rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Flow-through repairs deductions	(12.8)	(15.5)	(16.5)	(14.3)
Flow-through of state bonus depreciation deduction	(4.5)	(3.7)	(4.2)	(3.5)
Production tax credits	(3.1)	—	(2.8)	—
Prior year permanent return to accrual adjustments	3.3	—	0.9	—
State income tax and other, net	(5.1)	2.5	(0.4)	2.4
	12.8%	18.3%	12.0%	19.6%

The following table summarizes the significant differences in income tax expense based on the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income Before Income Taxes	$16,447	$14,003	$59,393	$54,058

Income tax calculated at 35% federal statutory rate	5,756	4,901	20,787	18,920

Permanent or flow through adjustments:
Flow-through repairs deductions	(2,102)	(2,168)	(9,812)	(7,739)
Flow-through of state bonus depreciation deduction	(745)	(512)	(2,501)	(1,883)
Production tax credits	(502)	—	(1,670)	—
Prior year permanent return to accrual adjustments	541	—	541	—
State income tax and other, net	(842)	344	(195)	1,279
	$(3,650)	$(2,336)	$(13,637)	$(8,343)

Income tax expense	$2,106	$2,565	$7,150	$10,577

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

Uncertain Tax Positions

We have unrecognized tax benefits of approximately $113.2 million as of June 30, 2013, including approximately $79.1 million that, if recognized, would impact our effective tax rate. It is reasonably possible that a significant portion of our unrecognized tax benefits may decrease in the next 12 months due to the expiration of statutes of limitation.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the six months ended June 30, 2013, we recognized approximately $0.1 million of accrued interest in the Condensed Consolidated Statement of Income. As of June 30, 2013 we have $0.1 million of interest accrued in the Condensed

Consolidated Balance Sheets. During the six months ended June 30, 2012, we did not recognize any expense for interest or penalties, and did not have any amounts accrued as of December 31, 2012, for the payment of interest and penalties.

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

(5) Goodwill

We completed our annual goodwill impairment test as of April 1, 2013, and no impairments were identified. We calculate the fair value of our reporting units by considering various factors, including valuation studies based primarily on a discounted cash flow analysis, with published industry valuations and market data as supporting information. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in our service territory, regulatory stability, and commodity prices (where appropriate), as well as other factors that affect our revenue, expense and capital expenditure projections.

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

There were no changes in our goodwill during the six months ended June 30, 2013. Goodwill by segment is as follows for both June 30, 2013 and December 31, 2012 (in thousands):

Electric	$241,100
Natural gas	114,028
$355,128

(6) Comprehensive (Loss) Income

The following tables display the components of Other Comprehensive (Loss) Income (in thousands):

	June 30, 2013
	Three Months Ended			Six Months Ended
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$86	$—	$86	$135	$—	$135
Reclassification of net gains on derivative instruments to net income	(297)	114	(183)	(594)	228	(366)
Other comprehensive loss	$(211)	$114	$(97)	$(459)	$228	$(231)

	June 30, 2012
	Three Months Ended			Six Months Ended
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$46	$—	$46	$(1)	$—	$(1)
Reclassification of net gains on derivative instruments to net income	(297)	106	(191)	(594)	220	(374)
Pension and postretirement medical liability adjustment	$—	$—	$—	$333	$(128)	$205
Other comprehensive loss	$(251)	$106	$(145)	$(262)	$92	$(170)

Balances by classification included within accumulated other comprehensive income (AOCI) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	June 30, 2013	December 31, 2012
Foreign currency translation	$501	$366
Derivative instruments designated as cash flow hedges	3,877	4,243
Pension and postretirement medical plans	(2,292)	(2,292)
Accumulated other comprehensive income	$2,086	$2,317

The following table displays the changes in AOCI by component, net of tax (in thousands):

		June 30, 2013
		Six Months Ended
	Affected Line Item in the Condensed Consolidated Statements of Income	Gains on Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$4,243	$(2,292)	$366	$2,317
Other comprehensive income before reclassifications		—	—	135	135
Amounts reclassified from accumulated other comprehensive income	Interest Expense	(366)	—	—	(366)
Net current-period other comprehensive (loss) income		(366)	—	135	(231)
Ending balance		$3,877	$(2,292)	$501	$2,086

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

Normal Purchases and Normal Sales

We have applied the normal purchase and normal sale scope exception (NPNS) to most of our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Financial Statements at June 30, 2013 and December 31, 2012. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

Mark-to-Market Transactions	Balance Sheet Location	June 30, 2013	December 31, 2012

Natural gas net derivative liability	Accrued Expenses	$2,277	$5,428

The following table represents the net change in fair value for these derivatives (in thousands):

	Unrealized gain recognized in Regulatory Assets		Unrealized gain recognized in Regulatory Assets
	Three Months Ended		Six Months Ended
Derivatives Subject to Regulatory Deferral	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Natural gas	$1,017	$5,959	$3,151	$7,215

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

As of June 30, 2013, none of the forward purchase contracts that do not qualify for NPNS contain credit risk-related contingent features.

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

	Location of gain reclassified from AOCI to Income	Six Months Ended June 30, 2013 and 2012

Amount of gain reclassified from AOCI	Interest Expense	$594

Approximately $6.3 million of the pre-tax gain on these cash flow hedges is remaining in AOCI as of June 30, 2013, and we expect to reclassify approximately $1.2 million from AOCI into interest expense during the next twelve months. These gains relate to swaps previously terminated, and we have no current interest rate swaps outstanding.

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

We classify assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. The table below sets forth by level within the fair value hierarchy the gross components of our assets and liabilities measured at fair value on a recurring basis. Normal purchases and sales transactions are not included in the fair values by source table as they are not recorded at fair value. We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels for the periods presented. See Note 7 for further discussion.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
June 30, 2013
Restricted cash	$7,763	$—	$—	$—	$7,763
Rabbi trust investments	14,606	—	—	—	14,606
Derivative liability (1)	—	(2,277)	—	—	(2,277)
Total	$22,369	$(2,277)	$—	$—	$20,092

December 31, 2012
Restricted cash	$6,392	$—	$—	$—	$6,392
Rabbi trust investments	10,522	—	—	—	10,522
Derivative liability (1)	—	(5,428)	—	—	(5,428)
Total	$16,914	$(5,428)	$—	$—	$11,486
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

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,055,085	$1,170,549	$1,055,074	$1,229,233

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

(9) Financing Activities

In April 2012, we entered into an Equity Distribution Agreement pursuant to which we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $100 million. Since inception, 1,909,596 shares of our common stock at an average price of $38.37 per share have been issued, for net proceeds of $72.3 million. During the three and six months ended June 30, 2013, we sold 634,934 and 1,094,180 shares, of our common stock at an average price of $41.52 and $40.45 per share, respectively. Proceeds received during the three and six months ended June 30, 2013, were approximately $26.1 million and $43.8 million, which are net of sales commissions of approximately $0.3 million and $0.5 million, respectively, and other fees.

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

Three Months Ended
June 30, 2013	Electric	Gas	Other	Eliminations	Total
Operating revenues	$200,472	$59,362	$327	$—	$260,161
Cost of sales	82,520	24,393	—	—	106,913
Gross margin	117,952	34,969	327	—	153,248
Operating, general and administrative	47,721	18,483	1,160	—	67,364
Property and other taxes	19,016	6,792	2	—	25,810
Depreciation	21,693	5,712	9	—	27,414
Operating income (loss)	29,522	3,982	(844)	—	32,660
Interest expense	(14,411)	(2,567)	(163)	—	(17,141)
Other income	702	198	28	—	928
Income tax expense	(76)	(1,901)	(129)	—	(2,106)
Net income (loss)	$15,737	$(288)	$(1,108)	$—	$14,341
Total assets	$2,486,588	$1,054,550	$9,910	$—	$3,551,048
Capital expenditures	$41,691	$8,744	$—	$—	$50,435

Three Months Ended
June 30, 2012	Electric	Gas	Other	Eliminations	Total
Operating revenues	$196,176	$48,101	$326	$—	$244,603
Cost of sales	78,109	18,318	—	—	96,427
Gross margin	118,067	29,783	326	—	148,176
Operating, general and administrative	47,685	18,657	754	—	67,096
Property and other taxes	19,469	6,463	2	—	25,934
Depreciation	21,565	4,853	8	—	26,426
Operating income (loss)	29,348	(190)	(438)	—	28,720
Interest expense	(13,409)	(2,230)	(254)	—	(15,893)
Other income	801	349	26	—	1,176
Income tax (expense) benefit	(5,910)	1,010	2,335	—	(2,565)
Net income (loss)	$10,830	$(1,061)	$1,669	$—	$11,438
Total assets	$2,268,913	$943,471	$11,705	$—	$3,224,089
Capital expenditures	$44,712	$5,993	$—	$—	$50,705

Six Months Ended
June 30, 2013	Electric	Gas	Other	Eliminations		Total
Operating revenues	$410,564	$161,880	$737	$—		$573,181
Cost of sales	165,615	73,494	—	—		239,109
Gross margin	244,949	88,386	737	—		334,072
Operating, general and administrative	93,439	38,378	4,384	—	—	136,201
Property and other taxes	38,168	13,396	5	—		51,569
Depreciation	45,304	11,311	17	—		56,632
Operating income (loss)	68,038	25,301	(3,669)	—		89,670
Interest expense	(28,538)	(4,993)	(389)	—		(33,920)
Other income	2,713	875	55	—		3,643
Income tax (expense) benefit	(4,380)	(3,673)	903	—		(7,150)
Net income (loss)	$37,833	$17,510	$(3,100)	$—		$52,243
Total assets	$2,486,588	$1,054,550	$9,910	$—		$3,551,048
Capital expenditures	$75,006	$13,543	$—	$—		$88,549

Six Months Ended
June 30, 2012	Electric	Gas	Other	Eliminations	Total
Operating revenues	$403,231	$149,847	$625	$—	$553,703
Cost of sales	161,088	73,735	—	—	234,823
Gross margin	242,143	76,112	625	—	318,880
Operating, general and administrative	93,042	37,945	1,682	—	132,669
Property and other taxes	37,007	12,587	5	—	49,599
Depreciation	43,134	9,709	16	—	52,859
Operating income (loss)	68,960	15,871	(1,078)	—	83,753
Interest expense	(27,076)	(4,297)	(482)	—	(31,855)
Other income	1,413	694	53	—	2,160
Income tax (expense) benefit	(9,084)	(2,580)	1,087	—	(10,577)
Net income (loss)	$34,213	$9,688	$(420)	$—	$43,481
Total assets	$2,268,913	$943,471	$11,705	$—	$3,224,089
Capital expenditures	$84,791	$13,021	$—	$—	$97,812

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

Average shares used in computing the basic and diluted earnings per share are as follows:

	Three Months Ended
	June 30, 2013	June 30, 2012
Basic computation	38,092,292	36,634,653
Dilutive effect of
Restricted stock and performance share awards (1)	129,347	143,913

Diluted computation	38,221,639	36,778,566

	Six Months Ended June 30,
	June 30, 2013	June 30, 2012
Basic computation	37,740,316	36,481,506
Dilutive effect of
Restricted stock and performance share awards (1)	125,422	142,539

Diluted computation	37,865,738	36,624,045
_________________
(1)           Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

(12) Employee Benefit Plans

Net periodic benefit cost (income) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Components of Net Periodic Benefit Cost (Income)
Service cost	$3,294	$3,006	$115	$121
Interest cost	5,736	5,916	222	281
Expected return on plan assets	(8,121)	(7,490)	(256)	(256)
Amortization of prior service cost	61	61	(499)	(499)
Recognized actuarial loss	3,072	2,089	261	175
Net Periodic Benefit Cost (Income)	$4,042	$3,582	$(157)	$(178)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Components of Net Periodic Benefit Cost (Income)
Service cost	$6,733	$6,030	$271	$244
Interest cost	11,360	11,851	439	566
Expected return on plan assets	(16,246)	(14,996)	(510)	(513)
Amortization of prior service cost	123	123	(999)	(999)
Recognized actuarial loss	5,824	4,194	486	359
Net Periodic Benefit Cost (Income)	$7,794	$7,202	$(313)	$(343)

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, the majority of our environmental reserve relates to the remediation of former manufactured gas plant sites owned by us. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

Our liability for environmental remediation obligations is estimated to range between $27.7 million to $35.7 million, primarily for manufactured gas plants discussed below. As of June 30, 2013, we have a reserve of approximately $29.0 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or ongoing operations.

Manufactured Gas Plants - Approximately $24.3 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources (DENR). Our current reserve for remediation costs at this site is approximately $11.9 million, and we estimate that approximately $8.3 million of this amount will be incurred during the next five years.

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

Global Climate Change - National and international actions have been initiated to address global climate change and the contribution of emissions of greenhouse gases (GHG) including, most significantly, carbon dioxide. These actions include legislative proposals, Executive and Environmental Protection Agency (EPA) actions at the federal level, actions at the state level, and private party litigation relating to GHG emissions. Coal-fired plants have come under particular scrutiny due to their level of GHG emissions. We have joint ownership interests in four electric generating plants, all of which are coal fired and operated by other companies. We have undivided interests in these facilities and are responsible for our proportionate share of the capital and operating costs while being entitled to our proportionate share of the power generated.

While numerous bills have been introduced that address climate change from different perspectives, including through direct regulation of GHG emissions, the establishment of cap and trade programs and the establishment of Federal renewable portfolio standards, Congress has not passed any federal climate change legislation and we cannot predict the timing or form of any potential legislation. In the absence of such legislation, EPA is presently regulating GHG emissions of the very largest emitters, including large power plants, under the Clean Air Act, and specifically under the Prevention of Significant Deterioration (PSD) pre-construction permit and Title V operating permit programs.

EPA is also in the process of developing new source performance standards that would specify permissible levels of GHG emissions from newly-constructed fossil fuel-fired power plants, and emissions guidelines that will direct the States in their formulation of performance standards for existing power plants. In March 2012, EPA proposed a single New Source Performance Standard (NSPS) for coal- and gas-fired plants that would limit carbon dioxide emissions from new electric power plants. The EPA has not issued the final standards, and as part of President Obama's June 25, 2013, Climate Change Action Plan the president directed EPA to re-propose the NSPS.

Following the NSPS re-proposal the president's Climate Change Action Plan calls for the EPA to publish a proposed set of emissions guidelines for existing fossil fuel-fired power plants by June 1, 2014, and finalize those guidelines by June 1, 2015. States must then submit their individual plans for reducing power plants' GHG emissions to EPA by June 30, 2016. Thus, it is possible that existing power plants may be required to comply with GHG performance standards as soon as July 2016.

The U.S. Supreme Court is currently considering nine petitions seeking the Court's review of EPA's GHG regulations, including the Tailoring Rule which limits the sources subject to GHG permitting requirements to the largest fossil-fueled power plants. If the Court does accept the case for consideration it is conceivable that the Court could invalidate EPA's PSD and Title V Tailoring Rule, but still leave power plants subject to anticipated new and existing source performance standards for GHG.

Physical impacts of climate change may present potential risks for severe weather, such as floods and tornadoes, in the locations where we operate or have interests. Furthermore, requirements to reduce GHG emissions from stationary sources could cause us to incur material costs of compliance and increase our costs of procuring electricity. In addition, we believe future legislation and regulations that affect GHG emissions from power plants are likely, although technology to efficiently capture, remove and/or sequester such emissions may not be available within a timeframe consistent with the implementation of such requirements. We cannot predict with any certainty whether these risks will have a material impact on our operations.

Coal Combustion Residuals (CCRs) - In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs under the Resource Conservation and Recovery Act (RCRA). CCRs include fly ash, bottom ash and scrubber wastes. Under one approach, the EPA would regulate CCRs as special wastes subject to regulation under subtitle C, the hazardous waste provisions, of RCRA. This approach would have significant impacts on coal-fired plants, and would require plants to retrofit their operations to comply with hazardous waste requirements from the generation of CCRs and associated waste waters through transportation and disposal. This could also have a negative impact on the beneficial use of CCRs and the current markets associated with such use. The second approach would regulate CCRs as a solid waste under Subtitle D of RCRA. This approach would only affect disposal, most significantly any wet disposal, of CCRs. The EPA has not yet issued a final CCR rule. In addition, legislation was introduced in Congress to regulate coal ash. We cannot predict at this time the final requirements of any CCR regulations or legislation and what impact, if any, they would have on us, but the costs of complying with any such requirements could be significant.

Water Intakes and Discharges - Section 316(b) of the Federal Clean Water Act (CWA) requires that the location, design, construction and capacity of any cooling water intake structure reflect the “best available technology” for minimizing environmental impacts. Permits required for existing facilities are to be developed by the individual states using their best professional judgment until the EPA takes action to address several court decisions that rejected portions of previous rules and confirmed that the EPA has discretion to consider costs relative to benefits in developing cooling water intake structure regulations. In March 2011, the EPA proposed a rule to address impingement and entrainment of aquatic organisms at existing cooling water intake structures. The EPA has indicated that it expects to issue the final rule in November 2013. When a final rule is issued and implemented, additional capital and/or increased operating costs may be incurred. The costs of complying with any such final water intake standards are not currently determinable, but could be significant.

In April 2013, the EPA proposed CWA regulations to address mercury, arsenic, lead, and selenium in water discharged from power plants. The proposed regulations include a variety of options for whether and how these different waste streams should be treated. The EPA is expected to evaluate comments on all of these options prior to enacting final regulations. Under the proposed approach, new requirements for existing power plants would be phased in between 2017 and 2022. The EPA also announced its intention to align this CWA rule with the related rule for CCRs discussed above. The EPA is under a consent decree to take final action by May 22, 2014. The EPA estimates that over half of the existing power plants will not incur costs under any of the proposed options because many power plants already have the technology and procedures in place to meet the proposed pollution control standards; however, it is too early to determine whether the impacts of these rules will be material.

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

In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR) to reduce emissions from electric generating units that interfere with the ability of downwind states to achieve ambient air quality standards. Under CSAPR, significant reductions in emissions of nitrogen oxide (NOx) and sulfur dioxide (SO2) were to be required beginning in 2012. In an order issued on June 24, 2013, the Supreme Court granted certiorari to review the D.C. Circuit's 2012 decision which vacated the CSAPR. The Clean Air Interstate Rule remains in effect until the EPA issues a valid replacement.

In September 2012, a final Federal Implementation Plan for Montana was published in the Federal Register to address regional haze. As finalized, Colstrip Unit 4 does not have to improve removal efficiency for pollutants that contribute to regional haze. The plan is reviewed every five years and Colstrip Unit 4 could be impacted during a subsequent review period. On November 14, 2012, National Parks Conservation Association, Montana Environmental Information Center, and Sierra Club jointly filed a petition for review of the Federal Implementation Plan in the U.S. Ninth Circuit Court of Appeals. Montana Environmental Information Center and Sierra Club have challenged the EPA's decision not to require any emissions reductions from Colstrip Units 3 and 4. Briefing in this matter is currently in process and a decision is not likely until 2014, at the earliest. At this time, we cannot predict or determine the outcome of this petition.

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

North Dakota. The North Dakota Regional Haze SIP requires the Coyote generating facility, of which we have 10% ownership, to reduce its NOx emissions. Coyote must install control equipment to limit its NOx emissions to 0.5 pounds per million Btu as calculated on a 30-day rolling average basis, including periods of start-up and shutdown, beginning on July 1, 2018. The current estimate of the total cost of the project is approximately $9 million (our share is 10.0%).

Based on the finalized MATS standards, it appears that Coyote would meet the requirements by using mercury control technology such as activated carbon injection.

Iowa. The Neal 4 generating facility, of which we have an 8.7% ownership, is installing a scrubber, a baghouse, activated carbon and a selective non-catalytic reduction system to comply with national ambient air quality standards and MATS standards. Capital expenditures for such equipment are currently estimated to be approximately $270 million (our share is 8.7%). The plant began incurring such costs in 2011 and the project is expected to be complete in 2014.

Montana. Colstrip Unit 4, a coal fired generating facility in which we have a 30% interest, is currently controlling emissions of mercury under regulations issued by the State of Montana, which are stricter than the Federal MATS standard. The owners do not believe additional equipment will be necessary to meet the MATS standards for mercury, and anticipate meeting all other expected MATS emissions limitations required by the rule without additional costs except those costs related to increased monitoring frequency. These additional costs are not expected to be significant.

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

LEGAL PROCEEDINGS

Colstrip Litigation

On March 6, 2013, the Sierra Club and the MEIC (Plaintiffs) filed suit in the United States District Court for the District of Montana against the six individual owners of the Colstrip Steam Electric Station (CSES), including us, as well as the operator or managing agent of the station. The complaint sets out 39 claims for relief based upon alleged violations of the Clean Air Act and the Montana State Implementation Plan. Plaintiffs have identified physical changes made at the CSES between 1992 and 2012, which they allege have increased emissions of SO2, NOx and particulate matter and were “major modifications” subject to permitting requirements under the Clean Air Act. They also have alleged violations of the requirements related to Part 70 Operating Permits, as well as provisions in the Montana State Implementation Plan regulating the opacity of emissions. Plaintiffs seeks injunctive and declaratory relief, civil penalties (including $100,000 of civil penalties to be used for beneficial environmental projects), and recovery of their attorney fees.

On May 3, 2013, the Colstrip owners and operator filed a partial motion to dismiss, seeking dismissal of 36 of the 39 claims. The Plaintiffs filed their opposition on May 31, 2013, and the owners and operator filed their reply on June 21, 2013.

On July 17, 2013, the Court held a preliminary pretrial conference, and on July 18, 2013, the Court issued an Order establishing a procedural schedule and deadlines. We intend to vigorously defend this lawsuit. Due to the preliminary nature of the lawsuit, at this time, we cannot predict an outcome, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

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

Significant items during the three months ended June 30, 2013 include:

•	Improvement in net income of approximately $2.9 million as compared with the same period in 2012, due primarily to colder spring weather, natural gas production and the Spion Kop wind project;

•	Entered into an agreement to purchase additional natural gas production interests in Montana for approximately $70 million;

•	Placed into service the Aberdeen Generating Station, a 60 MW natural gas peaking facility, which was constructed for a total cost of approximately $54.3 million; and

•	Received proceeds of approximately $26.1 million after commissions and other fees from the sale of 634,934 common shares under our Equity Distribution Agreement.

Montana Natural Gas Production Assets

In May 2013, we entered into an agreement to purchase additional natural gas production interests in northern Montana's Bear Paw Basin for approximately $70 million, subject to purchase price adjustments. This purchase would include an 82 percent interest in the Havre Pipeline Company, LLC, which represents approximately $6 million of the purchase price. Due to the requirements of a previous stipulation with the MPSC, we need a regulatory waiver to acquire the Havre Pipeline Company, LLC. We requested the waiver in June 2013 and we expect the MPSC to consider our request during the third quarter. If approved, this transaction is expected to close in 2013.

The amount of net proven developed producing reserves associated with the pending acquisition is estimated to be 64.6 billion cubic feet. We estimate the current annual production associated with this pending acquisition to be approximately 28 percent of our total annual natural gas load in Montana, which would increase our total owned production to approximately 37 percent.

During the third quarter of 2012, we completed the purchase of other natural gas production interests in the Bear Paw Basin, including a 75% interest in two gas gathering systems. During the six months ended June 30, 2013, this acquisition contributed approximately $4.1 million to gross margin. We are collecting the cost of service for natural gas produced from these assets, including a return on our investment, through our natural gas supply tracker on an interim basis. We expect to file an application with the MPSC during 2013 to place these assets in natural gas rate base and approximately $3.0 million of this revenue is subject to refund until we receive MPSC approval of our application.

Aberdeen Generating Station

On April 30, 2013, we began commercial operations of the Aberdeen Generating Station, a 60 MW natural gas peaking facility located in Aberdeen, South Dakota. This facility was constructed for a total cost of $54.3 million and is intended to provide peaking reserve margin necessary to comply with capacity reserve requirements.

Colstrip Unit 4 outage

In early July 2013, following the return to service from a scheduled maintenance outage, Colstrip Unit 4 tripped off-line and incurred damage to its stator and rotor. Based on information from the plant operator, we currently estimate that Colstrip Unit 4 will be out of service and under repair until early 2014. Our share (15 percent) of the capital expenditures for this repair is currently estimated at approximately $4.5 million. We expect to recover incremental replacement power costs through our electric supply tracker.

Wind Generation

During the fourth quarter of 2012, we purchased and placed into service the 40 MW Spion Kop wind project in Judith Basin County in Montana for approximately $84 million. Beginning in December 2012, the cost of service of the electricity generated, including a return on our investment, has been included in electric supply rates. During the six months ended June 30, 2013, the acquisition of Spion Kop contributed approximately $3.0 million to gross margin and approximately $1.7 million in production tax credits (lower income tax expense).

Dave Gates Generating Station at Mill Creek (DGGS)

As a result of a FERC Administrative Law Judge's (ALJ) initial nonbinding decision issued in September 2012, we have cumulative deferred revenue of approximately $20.7 million, which includes approximately $2.2 million and $4.2 million deferred during the three and six months ended June 30, 2013, respectively. These amounts are subject to refund and recorded within current regulatory liabilities in the Condensed Consolidated Balance Sheets. The ALJ concluded we should allocate only a fraction of the costs we believed (based on past practice) should be allocated to FERC jurisdictional customers. The matter has been fully briefed before the FERC. We expect to defer revenues of approximately $0.7 million per month during 2013 pending final resolution at FERC.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

	Three Months Ended June 30,
	2013	2012	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$200.5	$196.2	$4.3	2.2%
Natural Gas	59.4	48.1	11.3	23.5
Other	0.3	0.3	—	—
	$260.2	$244.6	$15.6	6.4%

	Three Months Ended June 30,
	2013	2012	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$82.5	$78.1	$4.4	5.6%
Natural Gas	24.4	18.3	6.1	33.3
	$106.9	$96.4	$10.5	10.9%

	Three Months Ended June 30,
	2013	2012	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$118.0	$118.1	$(0.1)	(0.1)%
Natural Gas	35.0	29.8	5.2	17.4
Other	0.3	0.3	—	—
	$153.3	$148.2	$5.1	3.4%

Primary components of the change in gross margin include the following:

Gross Margin 2013 vs. 2012
(in millions)
Natural gas and electric retail volumes	$3.7
Natural gas production	2.1
Electric transmission capacity	1.5
Spion Kop	1.4
Electric QF supply costs	1.0
Montana natural gas rate increase	0.9
Montana property tax tracker	0.5
DSM lost revenues	(5.7)
DGGS	(0.8)
Operating expenses recovered in trackers	(0.7)
Other	1.2
Increase in Consolidated Gross Margin	$5.1

Consolidated gross margin increased $5.1 million primarily due to the following:

•	An increase in natural gas and electric retail volumes due primarily to colder spring weather;

•	An increase in natural gas production margin, primarily due to the acquisition of the Bear Paw assets in the third quarter of 2012;

•	An increase in electric transmission capacity revenues due to market pricing and other conditions;

•	The acquisition of the Spion Kop wind farm in the fourth quarter of 2012;

•	Lower QF related supply costs based on actual QF pricing and output;

•	An increase in Montana natural gas delivery rates implemented in April 2013; and

•	An increase in Montana property taxes included in a tracker.

These increases were partly offset by:

•
A decrease in DSM lost revenues recovered through our supply trackers related to efficiency measures implemented by customers. The three months ended June 30, 2012 included recognition of approximately $6.6 million that we had deferred in prior periods pending approval of our tracker filings. See further discussion below;

•	Lower DGGS revenue primarily due to an increase in our FERC related deferral due to the initial FERC ALJ nonbinding decision discussed above; and

•	Lower revenues for operating expenses recovered in trackers, primarily related to customer efficiency programs.

DSM lost revenues - Base rates, including impacts of past DSM activities, are reset in general rate case filings. As time passes between rate cases, more energy saving measures (primarily more efficient residential and commercial lighting) are implemented, causing an increase in DSM lost revenues. Historically, the MPSC had authorized us to include a calculation of lost revenues based on actual historic DSM program activity, but prohibited the inclusion of forecasted or estimated future lost revenue in the electric tracker. In its April 2012 order, the MPSC authorized us to include forecasted lost revenues in future tracker filings. We have not recognized the entire forecasted amount as we were required to provide the MPSC with a detailed independent study supporting our requested DSM lost revenues. We submitted this study and a hearing was held during the second quarter of 2013. The MPSC could ultimately determine our requested amounts are too high and we may have to refund a portion of DSM lost revenues that we have recognized. Pending an MPSC decision, we are recognizing approximately $0.3 million of electric DSM lost revenues per month. As of June 30, 2013, we have deferred revenue of approximately $2.5 million related to DSM lost revenues collected in 2013, and $4.9 million collected during 2012. We expect the MPSC to issue a final order related to electric DSM lost revenues during 2013.

	Three Months Ended June 30,
	2013	2012	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$67.4	$67.1	$0.3	0.4%
Property and other taxes	25.8	25.9	(0.1)	(0.4)
Depreciation	27.4	26.4	1.0	3.8
	$120.6	$119.4	$1.2	1.0%

Consolidated operating, general and administrative expenses were $67.4 million for the three months ended June 30, 2013, as compared with $67.1 million for the three months ended June 30, 2012. Primary components of the change include the following:

Operating, General & Administrative Expenses
2013 vs. 2012
(in millions)
Distribution System Infrastructure Project (DSIP) expenses	$2.9
Labor	1.2
Plant operator costs	0.9
Natural gas production	0.3
Pension and employee benefits	(3.4)
Operating expenses recovered in trackers	(0.7)
Other	(0.9)
Increase in Operating, General & Administrative Expenses	$0.3

The increase in operating, general and administrative expenses of $0.3 million was primarily due to the following:

•
Incremental operating and maintenance costs related to the phase-in of DSIP during 2012 and 2011 were deferred in accordance with the MPSC's approval of an accounting order. Incremental DSIP costs for 2013 forward are being expensed as incurred and the amounts previously deferred are being amortized over five years. During the second quarter of 2013 we amortized approximately $0.8 million and incurred incremental DSIP expenses of approximately $2.1 million;

•	Increased labor costs due primarily to compensation increases and a larger number of employees;

•	Higher plant operator costs due to the Spion Kop acquisition and planned maintenance at Colstrip Unit 4; and

•	Higher natural gas production costs due to the Bear Paw acquisition.

These increases were partly offset by:

•
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

•	Lower operating expenses recovered in trackers, primarily related to customer efficiency programs.

Property and other taxes remained essentially flat with $25.8 million for the three months ended June 30, 2013, as compared with $25.9 million in the same period of 2012.

Depreciation expense was $27.4 million for the three months ended June 30, 2013, as compared with $26.4 million in the same period of 2012. This reflects an increase in depreciation expense due to plant additions, offset in part by a reduction in depreciation rates of approximately $1.5 million as a result of new depreciation studies conducted by an independent consultant and implemented during the second quarter of 2013. These studies reflect longer asset lives on our electric and natural gas assets in Montana, and electric assets in South Dakota. We expect an additional reduction in depreciation expense due to the change in rates of approximately $3.0 million for the remainder of 2013.

Consolidated operating income for the three months ended June 30, 2013 was $32.7 million, as compared with $28.7 million in the same period of 2012. This increase was primarily due to the improvement in gross margin as discussed above.

Consolidated interest expense for the three months ended June 30, 2013 was $17.1 million, as compared with $15.9 million in the same period of 2012. This increase was primarily due to higher debt outstanding partially offset by higher capitalization of AFUDC.

Consolidated other income for the three months ended June 30, 2013, was $0.9 million, as compared with $1.2 million in the same period of 2012. This decrease was primarily due to changes in the value of deferred shares held in trust for non-employee directors deferred compensation, which is offset in operating, general and administrative expenses above.

Consolidated income tax expense for the three months ended June 30, 2013 was $2.1 million, as compared with $2.6 million in the same period of 2012. Our effective tax rate was 12.8% for the three months ended June 30, 2013 as compared with 18.3% for the three months ended June 30, 2012. The following table summarizes the significant differences in income tax expense based on the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended June 30,
	2013	2012
Income Before Income Taxes	$16.4	$14.0

Income tax calculated at 35% federal statutory rate	5.8	4.9

Permanent or flow through adjustments:
Flow-through repairs deductions	(2.1)	(2.2)
Flow-through of state bonus depreciation deduction	(0.8)	(0.5)
Production tax credits	(0.5)	—
Prior year permanent return to accrual adjustments	0.5	—
State income tax and other, net	(0.8)	0.4
	(3.7)	(2.3)

Income tax expense	$2.1	$2.6

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

Consolidated net income for the three months ended June 30, 2013 was $14.3 million as compared with $11.4 million for the same period in 2012. This increase was primarily due to higher operating income and lower income tax expense offset in part by higher interest expense and lower other income, as discussed above.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

	Six Months Ended June 30,
	2013	2012	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$410.6	$403.2	$7.4	1.8%
Natural Gas	161.9	149.9	12.0	8.0
Other	0.7	0.6	0.1	16.7
	$573.2	$553.7	$19.5	3.5%

	Six Months Ended June 30,
	2013	2012	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$165.6	$161.1	$4.5	2.8%
Natural Gas	73.5	73.7	(0.2)	(0.3)
	$239.1	$234.8	$4.3	1.8%

	Six Months Ended June 30,
	2013	2012	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$245.0	$242.1	$2.9	1.2%
Natural Gas	88.4	76.2	12.2	16.0
Other	0.7	0.6	0.1	16.7
	$334.1	$318.9	$15.2	4.8%

Primary components of the change in gross margin include the following:

Gross Margin 2013 vs. 2012
(in millions)
Natural gas and electric retail volumes	$6.4
Natural gas production	5.8
Electric transmission capacity	4.0
Spion Kop	3.0
Electric QF supply costs	1.0
Montana property tax tracker	1.0
Montana natural gas rate increase	0.9
Natural gas transportation capacity	0.9
DGGS	(5.1)
DSM lost revenues	(4.9)
Operating expenses recovered in trackers	(0.4)
Other	2.6
Increase in Consolidated Gross Margin	$15.2

Consolidated gross margin increased $15.2 million primarily due to the following:

•	An increase in natural gas and electric retail volumes due primarily to colder winter and spring weather;

•	An increase in natural gas production margin, primarily due to the acquisition of the Bear Paw assets in the third quarter of 2012;

•	An increase in electric transmission capacity revenues due to market pricing and other conditions;

•	The acquisition of the Spion Kop wind farm in the fourth quarter of 2012;

•	Lower QF related supply costs based on actual QF pricing and output;

•	An increase in Montana property taxes included in a tracker;

•	An increase in Montana natural gas delivery rates implemented in April 2013; and

•	An increase in demand for natural gas transportation capacity.

These increases were partly offset by:

•
Lower DGGS revenue in the first six months of 2013, as the same period in 2012 included recognition of approximately $2.7 million that we had deferred in prior periods pending outcome of allocation uncertainty in Montana. In addition, during the first six months of 2013, our FERC related deferral increased by approximately $3.0 million as compared with 2012 due to the initial FERC ALJ nonbinding decision.

•	A decrease in DSM lost revenues recovered through our supply trackers as discussed above; and

•	Lower revenues for operating expenses recovered in trackers, primarily related to customer efficiency programs.

	Six Months Ended June 30,
	2013	2012	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$136.2	$132.7	$3.5	2.6%
Property and other taxes	51.6	49.6	2.0	4.0
Depreciation	56.6	52.9	3.7	7.0
	$244.4	$235.2	$9.2	3.9%

Consolidated operating, general and administrative expenses were $136.2 million for the six months ended June 30, 2013, as compared with $132.7 million for the six months ended June 30, 2012. Primary components of the change include the following:

Operating, General & Administrative Expenses
2013 vs. 2012
(in millions)
Distribution System Infrastructure Project (DSIP) expenses	$5.5
Natural gas production	1.6
Plant operator costs	1.4
Labor	1.1
Nonemployee directors deferred compensation	1.1
Pension and employee benefits	(7.6)
Operating expenses recovered in trackers	(0.7)
Other	1.1
Increase in Operating, General & Administrative Expenses	$3.5

The increase in operating, general and administrative expenses of $3.5 million was primarily due to the following:

•
Incremental operating and maintenance costs related to the phase-in of DSIP during 2012 and 2011 were deferred in accordance with the MPSC's approval of an accounting order. Incremental DSIP costs for 2013 forward are being expensed as incurred and the amounts previously deferred are being amortized over five years. During the first six months of 2013 we amortized approximately $1.6 million and incurred incremental DSIP expenses of approximately $3.9 million;

•	Higher natural gas production costs due to the Bear Paw acquisition;

•	Higher plant operator costs primarily due to the Spion Kop acquisition and planned maintenance at Colstrip Unit 4;

•	Increased labor costs due primarily to compensation increases and a larger number of employees; and

•
Non-employee directors deferred compensation increased primarily due to changes in our stock price. Directors may defer their board fees into deferred shares held in a rabbi trust. Compensation expense changes with the market value of our stock; however, this change in value is offset in other income due to the change in value of trust assets with no impact on net income.

These increases were partly offset by:

•	Decreased pension expense, offset in part by increased medical expenses; and

•	Lower operating expenses recovered in trackers, primarily related to customer efficiency programs.

Property and other taxes was $51.6 million for the six months ended June 30, 2013, as compared with $49.6 million in the same period of 2012. This increase was primarily due to higher estimated property valuations in Montana and plant additions. We estimate property taxes throughout each year and update to the actual expense when we receive our Montana property tax bills in November.

Depreciation expense was $56.6 million for the six months ended June 30, 2013, as compared with $52.9 million in the same period of 2012. This increase was primarily due to plant additions. Partially offsetting the increase in the second quarter of 2013 was a reduction in depreciation rates as discussed above.

Consolidated operating income for the six months ended June 30, 2013 was $89.7 million, as compared with $83.8 million in the same period of 2012. This increase was due to the increase in gross margin partly offset by higher operating expenses as discussed above.

Consolidated interest expense for the six months ended June 30, 2013 was $33.9 million, as compared with $31.9 million in the same period of 2012. This increase was primarily due to higher debt outstanding partially offset by higher capitalization of AFUDC.

Consolidated other income for the six months ended June 30, 2013, was $3.6 million, as compared with $2.2 million in the same period of 2012. This increase was primarily due to a $1.1 million gain on deferred shares held in trust for non-employee directors deferred compensation discussed above and higher capitalization of AFUDC.

Consolidated income tax expense for the six months ended June 30, 2013 was $7.2 million, as compared with $10.6 million in the same period of 2012. Our effective tax rate was 12.0% for the six months ended June 30, 2013 as compared with 19.6% for the six months ended June 30, 2012. The following table summarizes the significant differences in income tax expense based on the differences between our effective tax rate and the federal statutory rate (in millions):

	Six Months Ended June 30,
	2013	2012
Income Before Income Taxes	$59.4	$54.1

Income tax calculated at 35% federal statutory rate	20.8	18.9

Permanent or flow through adjustments:
Flow-through repairs deductions	(9.8)	(7.7)
Flow-through of state bonus depreciation deduction	(2.5)	(1.9)
Production tax credits	(1.6)	—
Prior year permanent return to accrual adjustments	0.5	—
State income tax and other, net	(0.2)	1.3
	(13.6)	(8.3)

Income tax expense	$7.2	$10.6

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

Consolidated net income for the six months ended June 30, 2013 was $52.2 million as compared with $43.5 million for the same period in 2012. This increase was primarily due to higher operating income, higher other income, and lower income tax expense offset in part by higher interest expense as discussed above.

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

•	Wholesale: Sales of electricity to electric cooperatives, municipalities and other electric utilities, the prices for which are based on prevailing market prices.

•	Other: Miscellaneous electric revenues.

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

	Results
	2013	2012	Change	% Change
	(dollars in millions)
Retail revenues	$179.9	$166.7	$13.2	7.9%
Regulatory amortization	5.9	17.2	(11.3)	(65.7)
Total retail revenues	185.8	183.9	1.9	1.0
Transmission	12.5	11.0	1.5	13.6
Ancillary services	0.4	0.5	(0.1)	(20.0)
Wholesale	0.7	0.7	—	—
Other	1.1	0.1	1.0	1,000.0
Total Revenues	200.5	196.2	4.3	2.2
Total Cost of Sales	82.5	78.1	4.4	5.6
Gross Margin	$118.0	$118.1	$(0.1)	(0.1)%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2013	2012	2013	2012	2013	2012
	(in thousands)
Retail Electric
Montana	$56,915	$52,681	495	491	276,304	273,840
South Dakota	10,628	10,060	123	106	49,222	48,883
Residential	67,543	62,741	618	597	325,526	322,723
Montana	77,086	71,197	753	756	62,638	61,948
South Dakota	16,163	16,328	222	217	12,290	12,160
Commercial	93,249	87,525	975	973	74,928	74,108
Industrial	10,583	8,537	709	682	74	74
Other	8,561	7,871	54	51	6,065	5,977
Total Retail Electric	$179,936	$166,674	2,356	2,303	406,593	402,882
Total Wholesale Electric	$670	$733	35	43	—	—

	Degree Days			2013 as compared with:
Cooling Degree-Days	2013	2012	Historic Average	2012	Historic Average
Montana	45	55	41	18% cooler	10% warmer
South Dakota	50	150	66	67% cooler	24% cooler

	Degree Days			2013 as compared with:
Heating Degree-Days	2013	2012	Historic Average	2012	Historic Average
Montana	1,267	1,205	1,357	5% colder	7% warmer
South Dakota	1,897	893	1,546	112% colder	23% colder

The following summarizes the components of the changes in electric gross margin for the three months ended June 30, 2013 and 2012:

Gross Margin 2013 vs. 2012
(in millions)
DSM lost revenues	$(5.7)
DGGS	(0.8)
Operating expenses recovered in trackers	(0.7)
Retail volumes	2.3
Transmission capacity	1.5
Spion Kop	1.4
QF supply costs	1.0
Other	0.9
Decrease in Gross Margin	$(0.1)

This slight decrease in gross margin was primarily due to the following:

•	A decrease in DSM lost revenues recovered through our supply trackers related to efficiency measures implemented by customers as discussed above;

•	Lower DGGS revenue primarily due to an increase in our FERC related deferral due to the initial FERC ALJ nonbinding decision discussed above; and

•	Lower revenues for operating expenses recovered in energy supply trackers primarily related to customer efficiency programs.

These decreases were offset primarily due to the following:

•	An increase in volumes due primarily to colder spring weather;

•	An increase in transmission capacity revenues due to favorable market pricing and other conditions;

•	The acquisition of the Spion Kop wind farm in the fourth quarter of 2012; and

•	Lower QF related supply costs based on actual QF pricing and output.

Demand for transmission capacity can fluctuate substantially from year to year based on hydro, weather and market conditions in Montana and states to the South and West. Improved market pricing and other conditions during the second quarter of 2013 resulted in increased demand to transmit electricity from Montana over our lines.

Retail volumes increased primarily due to colder spring weather and customer growth. Wholesale volumes decreased from lower South Dakota plant utilization in 2013.

         While heating and cooling degree days may fluctuate significantly during the second quarter, our electric customer usage is not highly sensitive to these changes between the heating and cooling seasons.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

	Results
	2013	2012	Change	% Change
	(dollars in millions)
Retail revenues	$379.9	$358.6	$21.3	5.9%
Regulatory amortization	0.1	16.7	(16.6)	(99.4)
Total retail revenues	380.0	375.3	4.7	1.3
Transmission	26.1	22.1	4.0	18.1
Ancillary services	0.8	2.7	(1.9)	(70.4)
Wholesale	1.2	1.6	(0.4)	(25.0)
Other	2.5	1.5	1.0	66.7
Total Revenues	410.6	403.2	7.4	1.8
Total Cost of Sales	165.6	161.1	4.5	2.8
Gross Margin	$245.0	$242.1	$2.9	1.2%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2013	2012	2013	2012	2013	2012
	(in thousands)
Retail Electric
Montana	$132,921	$124,818	1,177	1,162	276,452	274,003
South Dakota	24,452	23,046	301	266	49,198	48,861
Residential	157,373	147,864	1,478	1,428	325,650	322,864
Montana	154,858	146,893	1,533	1,549	62,638	61,980
South Dakota	33,508	33,244	467	453	12,175	12,057
Commercial	188,366	180,137	2,000	2,002	74,813	74,037
Industrial	20,984	18,174	1,456	1,411	74	73
Other	13,221	12,452	77	75	5,288	5,243
Total Retail Electric	$379,944	$358,627	5,011	4,916	405,825	402,217
Total Wholesale Electric	$1,177	$1,602	58	96	—	—

	Degree Days			2013 as compared with:
Cooling Degree-Days	2013	2012	Historic Average	2012	Historic Average
Montana	45	55	41	18% cooler	10% warmer
South Dakota	50	150	66	67% cooler	24% cooler

	Degree Days			2013 as compared with:
Heating Degree-Days	2013	2012	Historic Average	2012	Historic Average
Montana	4,490	4,244	4,640	6% colder	3% warmer
South Dakota	6,114	4,310	5,600	42% colder	9% colder

The following summarizes the components of the changes in electric gross margin for the six months ended June 30, 2013 and 2012:

Gross Margin 2013 vs. 2012
(in millions)
Transmission capacity	$4.0
Retail volumes	3.2
Spion Kop	3.0
QF supply costs	1.0
Montana property tax tracker	0.3
DGGS	(5.1)
DSM lost revenues	(4.9)
Operating expenses recovered in trackers	(0.3)
Other	1.7
Increase in Gross Margin	$2.9

The increase in margin and volumes is primarily due to the same reasons discussed above for the three months ended June 30, 2013. An increase in Montana property taxes included in a tracker, which fluctuate depending upon volumes and estimated property tax expense, also contributed to the increase.

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

•	Wholesale: Primarily represents transportation and storage for others.

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

	Results
	2013	2012	Change	% Change
	(dollars in millions)
Retail revenues	$49.1	$34.5	$14.6	42.3%
Regulatory amortization	1.0	5.3	(4.3)	(81.1)
Total retail revenues	50.1	39.8	10.3	25.9
Wholesale and other	9.3	8.3	1.0	12.0
Total Revenues	59.4	48.1	11.3	23.5
Total Cost of Sales	24.4	18.3	6.1	33.3
Gross Margin	$35.0	$29.8	$5.2	17.4%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2013	2012	2013	2012	2013	2012
	(in thousands)
Retail Gas
Montana	$19,537	$16,415	2,046	1,915	160,722	159,539
South Dakota	6,432	3,327	719	341	38,131	37,727
Nebraska	5,604	2,926	579	287	36,624	36,420
Residential	31,573	22,668	3,344	2,543	235,477	233,686
Montana	9,757	8,187	1,049	965	22,526	22,380
South Dakota	4,384	1,873	677	323	6,029	5,950
Nebraska	2,958	1,480	440	263	4,594	4,556
Commercial	17,099	11,540	2,166	1,551	33,149	32,886
Industrial	171	136	19	16	265	274
Other	209	178	29	24	158	150
Total Retail Gas	$49,052	$34,522	5,558	4,134	269,049	266,996

	Degree Days			2013 as compared with:
Heating Degree-Days	2013	2012	Historic Average	2012	Historic Average
Montana	1,267	1,205	1,357	5% colder	7% warmer
South Dakota	1,897	893	1,546	112% colder	23% colder
Nebraska	1,365	635	1,273	115% colder	7% colder

The following summarizes the components of the changes in natural gas gross margin for the three months ended June 30, 2013 and 2012:

Gross Margin 2013 vs. 2012
(in millions)
Natural gas production	$2.1
Retail volumes	1.4
Montana natural gas rate increase	0.9
Montana property tax tracker	0.4
Other	0.4
Increase in Gross Margin	$5.2

This increase in gross margin and volumes was primarily due to:

•	An increase in natural gas production margin primarily due to the acquisition of the Bear Paw assets in the third quarter of 2012;

•	Higher retail volumes driven by colder spring weather;

•	An increase in Montana natural gas delivery rates implemented in April 2013; and

•	An increase in Montana property taxes included in a tracker, which fluctuate depending upon volumes and estimated property tax expense.

Average natural gas supply prices increased in 2013 resulting in higher retail revenues and cost of sales as compared with 2012, with no impact to gross margin.

Retail volumes increased primarily due to colder spring weather and customer growth.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

	Results
	2013	2012	Change	% Change
	(dollars in millions)
Retail revenues	$150.7	$130.1	$20.6	15.8%
Regulatory amortization	(9.5)	2.1	(11.6)	(552.4)
Total retail revenues	141.2	132.2	9.0	6.8
Wholesale and other	20.7	17.7	3.0	16.9
Total Revenues	161.9	149.9	12.0	8.0
Total Cost of Sales	73.5	73.7	(0.2)	(0.3)
Gross Margin	$88.4	$76.2	$12.2	16.0%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2013	2012	2013	2012	2013	2012
	(in thousands)
Retail Gas
Montana	$62,401	$58,254	7,207	6,898	160,896	159,712
South Dakota	18,310	13,690	2,230	1,597	38,296	37,913
Nebraska	16,517	12,347	1,855	1,429	36,826	36,669
Residential	97,228	84,291	11,292	9,924	236,018	234,294
Montana	31,296	29,238	3,671	3,489	22,530	22,403
South Dakota	12,202	8,526	1,948	1,373	6,056	5,976
Nebraska	8,735	6,894	1,311	1,092	4,624	4,598
Commercial	52,233	44,658	6,930	5,954	33,210	32,977
Industrial	631	579	76	70	266	276
Other	626	573	87	77	158	150
Total Retail Gas	$150,718	$130,101	18,385	16,025	269,652	267,697

	Degree Days			2013 as compared with:
Heating Degree-Days	2013	2012	Historic Average	2012	Historic Average
Montana	4,490	4,244	4,640	6% colder	3% warmer
South Dakota	6,114	4,310	5,600	42% colder	9% colder
Nebraska	4,720	3,584	4,638	32% colder	2% colder

The following summarizes the components of the changes in natural gas gross margin for the six months ended June 30, 2013 and 2012:

Gross Margin 2013 vs. 2012
(in millions)
Natural gas production	$5.8
Retail volumes	3.2
Montana natural gas rate increase	0.9
Transportation capacity	0.9
Montana property tax tracker	0.7
Other	0.7
Increase in Gross Margin	$12.2

The increase in margin and volumes is primarily due to the same reasons discussed above for the three months ended June 30, 2013, along with an increase in transportation revenues due to higher demand. Wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

LIQUIDITY AND CAPITAL RESOURCES

Short-term liquidity is provided by internal cash flows, the sale of commercial paper and use of our revolving credit facility. We utilize our short-term borrowings and/or revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. Short-term borrowings may also be used to temporarily fund utility capital requirements. As of June 30, 2013, our total net liquidity was approximately $240.3 million, including $7.8 million of cash and $232.5 million of revolving credit facility availability. Revolving credit facility availability was $259.0 million as of July 19, 2013.

The following table presents additional information about short term borrowings during the three months ended June 30, 2013 (in millions):

Amount outstanding	$65.0
Daily average amount outstanding	$24.1
Maximum amount outstanding	$65.0

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

We issue debt securities to refinance retiring maturities, reduce short-term debt, fund construction programs and for other general corporate purposes. To fund our strategic growth opportunities we intend to utilize available cash flow, debt capacity that would allow us to maintain investment grade ratings, and issue equity. In February 2012, we filed a shelf registration statement with the SEC that can be used for the issuance of debt or equity securities. In April 2012, we entered into an Equity Distribution Agreement with UBS pursuant to which we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $100 million. During the three months ended June 30, 2013, we sold 634,934 shares of our common stock at an average price of $41.52 per share. Proceeds received were approximately $26.1 million, which are net of sales commissions paid to UBS of approximately $0.3 million and other fees. Since inception, we have issued 1,909,596 shares at an average price of $38.37, for net proceeds of approximately $72.3 million. Proceeds were ultimately used to fund a portion of our investment growth opportunities.

We plan to maintain a 50 - 55% debt to total capital ratio excluding capital leases, and expect to continue targeting a long-term dividend payout ratio of 60 - 70% of earnings per share; however, there can be no assurance that we will be able to meet these targets.

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

As of June 30, 2013, we are under collected on our current Montana natural gas and electric trackers by approximately $3.0 million, as compared with an under collection of $10.4 million as of December 31, 2012, and an under collection of $11.1 million as of June 30, 2012.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and impact our trade credit availability. Fitch Ratings (Fitch), Moody's Investors Service (Moody’s) and Standard and Poor’s Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of July19, 2013, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A-	BBB+	F2	Positive
Moody’s	A2	Baa1	Prime-2	Stable
S&P	A-	BBB	A-2	Stable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income	$52.2	$43.5
Non-cash adjustments to net income	87.6	79.8
Changes in working capital	4.6	26.8
Other	(14.6)	(5.0)
	129.8	145.1

Investing Activities
Property, plant and equipment additions	(88.5)	(97.8)
Other	0.7	0.1
	(87.8)	(97.7)

Financing Activities
Proceeds from issuance of common stock, net	43.8	23.9
Repayments of long-term debt	(0.1)	(3.8)
Repayments of short-term borrowings, net	(57.9)	(37.0)
Dividends on common stock	(28.6)	(26.9)
Other	(1.2)	(1.4)
	(44.0)	(45.2)

(Decrease) Increase in Cash and Cash Equivalents	$(2.0)	$2.2
Cash and Cash Equivalents, beginning of period	$9.8	$5.9
Cash and Cash Equivalents, end of period	$7.8	$8.1

Cash Provided by Operating Activities

As of June 30, 2013, cash and cash equivalents were $7.8 million as compared with $9.8 million at December 31, 2012 and $8.1 million at June 30, 2012. Cash provided by operating activities totaled $129.8 million for the six months ended June 30, 2013 as compared with $145.1 million during the six months ended June 30, 2012. This decrease in operating cash flows is due primarily to timing for both the payment of supply costs and collection of receivables from customers.

Cash Used in Investing Activities

Cash used in investing activities decreased by approximately $9.9 million as compared with the first six months of 2012. Plant additions during 2013 include maintenance additions of approximately $51.1 million, supply related capital expenditures of approximately $19.4 million, primarily related to electric generation facilities in South Dakota, and DSIP capital expenditures of approximately $17.6 million. Plant additions during the first six months of 2012 include maintenance additions of approximately $54.2 million, supply related capital expenditures of approximately $30.1 million, which are primarily related to supply investments in South Dakota, and DSIP capital expenditures of approximately $8.0 million.

Cash Used in Financing Activities

Cash used in financing activities totaled approximately $44.0 million during the six months ended June 30, 2013 as compared with approximately $45.2 million during the six months ended June 30, 2012. During the six months ended June 30, 2013, net cash used in financing activities consisted of net repayments of commercial paper of $57.9 million and the payment of dividends of $28.6 million, offset in part by proceeds received from the issuance of common stock pursuant to our equity distribution agreement of $43.8 million. During the six months ended June 30, 2012, net cash used in financing activities consisted of net repayments of commercial paper of $37.0 million, the repayment of long-term debt of $3.8 million and the payment of dividends of $26.9 million, offset in part by proceeds received from the issuance of common stock pursuant to our equity distribution agreement of $23.9 million.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of June 30, 2013. See our Annual Report on Form 10-K for the year ended December 31, 2012 for additional discussion.

	Total	2013	2014	2015	2016	2017	Thereafter
	(in thousands)
Long-term debt	$1,055,085	$—	$—	$—	$150,000	$—	$905,085
Capital leases	32,395	833	1,668	1,732	1,837	1,979	24,346
Short-term borrowings	64,994	64,994	—	—	—	—	—
Future minimum operating lease payments	4,764	961	1,447	1,051	648	432	225
Estimated pension and other postretirement obligations (1)	61,321	6,938	13,673	13,633	13,583	13,494	—
Qualifying facilities liability (2)	1,114,483	32,112	67,283	69,606	71,598	73,622	800,262
Supply and capacity contracts (3)	1,541,168	157,274	230,648	159,092	138,833	117,530	737,791
Contractual interest payments on debt (4)	598,741	28,561	57,122	57,122	57,001	47,820	351,115
Total Commitments (5)	$4,472,951	$291,673	$371,841	$302,236	$433,500	$254,877	$2,818,824
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

(3)	We have entered into various purchase commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 25 years.

(4)	For our variable rate short-term borrowings outstanding, we have assumed an average interest rate of 0.37% through maturity.

(5)	Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

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

As of June 30, 2013, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the LIBOR plus a credit spread, ranging from 0.88% to 1.75% over LIBOR. To more cost effectively meet short-term cash requirements, we established a program where we may issue commercial paper; which is supported by our revolving credit facility. Since commercial paper terms are short-term, we are subject to interest rate risk. As of June 30, 2013, we had approximately $65.0 million of commercial paper outstanding and no borrowings on our revolving credit facility. A 1% increase in interest rates would increase our annual interest expense by approximately $0.6 million.

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

Our profitability is dependent on our ability to recover the costs of providing energy and utility services to our customers and earn a return on our capital investment in our utility operations. We provide service at rates approved by one or more regulatory commissions. These rates are generally set based on an analysis of our costs incurred in a historical test year. In addition, each regulatory commission sets rates based in part upon their acceptance of an allocated share of total utility costs. When commissions adopt different methods to calculate inter-jurisdictional cost allocations, some costs may not be recovered. Thus, the rates we are allowed to charge may or may not match our costs at any given time. While rate regulation is premised on providing a reasonable opportunity to earn a reasonable rate of return on invested capital, there can be no assurance that the applicable regulatory commission will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of such costs.

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

National and international actions have been initiated to address global climate change and the contribution of emissions of greenhouse gases (GHG) including, most significantly, carbon dioxide. These actions include legislative proposals, Executive and Environmental Protection Agency (EPA) actions at the federal level, actions at the state level, and private party litigation relating to GHG emissions. In June 2013, President Obama announced that he would use Executive Powers to require reductions in the amount of carbon dioxide emitted by the nation's power plants. Under the President's plan, draft regulations would be issued by EPA in the next two years. If legislation or regulations are passed at the federal or state levels imposing mandatory reductions of carbon dioxide and other GHGs on generation facilities, the cost to us of such reductions could be significant.

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

For example, in early July 2013, following the return to service from a scheduled maintenance outage, Colstrip Unit 4 tripped off-line and incurred damage to its stator and rotor. Based on information from the plant operator, we currently estimate that Colstrip Unit 4 will be out of service and under repair until early 2014. Our share of the capital expenditures for this repair is currently estimated at approximately $4.5 million. However, capital and maintenance costs could be higher and there is no assurance that we will be able to fully recover our costs for purchasing replacement power while Colstrip Unit 4 is out of service. Demand for our electric transmission capacity may also be negatively affected by the outage.

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

Our plans for future expansion through capital improvements to current assets, the acquisition of assets including natural gas reserves, generation investments, and transmission grid expansion involve substantial risks. Failure to adequately execute and manage significant construction plans, as well as the risk of recovering such costs, could materially impact our results of operations and liquidity.

The age of our existing assets may result in them being more costly to maintain and susceptible to outages in spite of diligent efforts by us to properly maintain these assets through inspection, scheduled maintenance and capital investment. The failure of such assets could result in a reduction in revenue and / or increased expenses which may not be fully recoverable from customers.

Our business strategy includes significant investment in capital improvements and additions to modernize existing infrastructure, the acquisition of assets including natural gas reserves, generation investments and transmission capacity expansion. If we do not successfully integrate acquisitions, expansions or newly constructed facilities, anticipated operating advantages and cost savings may not occur. The completion of generation and natural gas investments and transmission projects are subject to many construction and development risks, including, but not limited to, risks related to financing, regulatory recovery, escalating costs of materials and labor, meeting construction budgets and schedules, and environmental compliance. In addition, these capital projects may require a significant amount of capital expenditures. We cannot provide certainty that adequate external financing will be available to support such projects. Additionally, borrowings incurred to finance construction may adversely impact our leverage, which could increase our cost of capital. To the extent acquisitions are made, there are a number of risks, including but not limited to, the assumption of material liabilities, the diversion of management’s attention from daily operations to the integration of the acquisition, difficulties in assimilation and retention of employees, securing adequate capital to support the transaction, and regulatory approval. Uncertainties exist in assessing the value, risks, profitability, and liabilities associated with certain businesses or assets and there is a possibility that anticipated operating and financial synergies expected to result from an acquisition do not develop. The failure to complete an acquisition successfully, or to integrate future acquisitions that we may choose to undertake could have an adverse effect on our financial condition and results of operations.

We are implementing a new customer information system, and any unanticipated difficulties, delays or interruptions with the transition could negatively impact our business.

We rely on various information technology systems to manage our operations. We are currently implementing a new customer information system. There are inherent risks associated with replacing and changing these types of systems, such as inaccurate customer bills, potential disruption of our business, and substantial unplanned costs or delays.

Our new customer information system is expected to become operational during the second half of 2013. There can be no assurances, however, that we will not experience difficulties, errors, delays or disruptions while we implement and transition to this new system. Significant unexpected difficulties in transitioning our customer information system could materially impact our ability to timely and accurately record, process and report information that is important to our business. If any of the above events were to occur, we could experience increased costs, unfavorable customer experiences or could suffer a material weakness in our internal control over financial reporting, any of which could harm our reputation and have a material adverse effect on our business, financial condition or results of operations.

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

NorthWestern Corporation
Date:	July 25, 2013	By:	/s/ BRIAN B. BIRD
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