Form 10-Q
period 2013-09-30
NORTHWESTERN CORP
filed 2013-10-24
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Common Stock, Par Value $0.01
38,463,262 shares outstanding at October 18, 2013

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

In addition, actual results may differ materially from those contemplated in any forward-looking statement due to the timing and likelihood of the closing of the purchase of PPL Montana LLC's hydro-electric generating facilities. Refer to Acquisition Agreements on page 9 for additional information relative to the transaction.

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	September 30, 2013	December 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$10,921	$9,822
Restricted cash	8,236	6,700
Accounts receivable, net	129,195	143,695
Inventories	62,623	54,161
Regulatory assets	26,142	40,301
Deferred income taxes	30,255	37,143
Other	13,289	11,306
Total current assets	280,661	303,128
Property, plant, and equipment, net	2,573,562	2,435,590
Goodwill	355,128	355,128
Regulatory assets	395,746	367,890
Other noncurrent assets	28,553	23,797
Total assets	$3,633,650	$3,485,533
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$1,659	$1,612
Short-term borrowings	102,980	122,934
Accounts payable	63,390	83,746
Accrued expenses	209,719	192,548
Regulatory liabilities	40,216	48,425
Total current liabilities	417,964	449,265
Long-term capital leases	30,315	31,562
Long-term debt	1,055,091	1,055,074
Deferred income taxes	397,856	363,928
Noncurrent regulatory liabilities	343,597	276,618
Other noncurrent liabilities	384,545	375,054
Total liabilities	2,629,368	2,551,501
Commitments and Contingencies (Note 14)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 42,059,560 and 38,462,477 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	421	408
Treasury stock at cost	(91,809)	(90,702)
Paid-in capital	896,242	849,218
Retained earnings	197,579	172,791
Accumulated other comprehensive income	1,849	2,317
Total shareholders' equity	1,004,282	934,032
Total liabilities and shareholders' equity	$3,633,650	$3,485,533
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Electric	$227,103	$202,485	$637,667	$605,716
Gas	34,772	32,965	196,652	182,812
Other	373	416	1,110	1,041
Total Revenues	262,248	235,866	835,429	789,569
Operating Expenses
Cost of sales	104,298	93,061	343,407	327,884
Operating, general and administrative	72,540	63,056	208,741	195,725
Mountain States Transmission Intertie impairment	—	24,039	—	24,039
Property and other taxes	25,956	24,796	77,525	74,395
Depreciation	28,053	26,505	84,685	79,364
Total Operating Expenses	230,847	231,457	714,358	701,407
Operating Income	31,401	4,409	121,071	88,162
Interest Expense, net	(17,056)	(17,743)	(50,976)	(49,598)
Other Income	3,117	974	6,760	3,134
Income (Loss) Before Income Taxes	17,462	(12,360)	76,855	41,698
Income Tax (Expense) Benefit	(1,815)	8,588	(8,965)	(1,989)
Net Income (Loss)	$15,647	$(3,772)	$67,890	$39,709
Average Common Shares Outstanding	38,459	37,201	37,983	36,723
Basic Earnings (Loss) per Average Common Share	$0.41	$(0.10)	$1.79	$1.09
Diluted Earnings (Loss) per Average Common Share	$0.40	$(0.10)	$1.78	$1.08
Dividends Declared per Common Share	$0.38	$0.37	$1.14	$1.11

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income (Loss)	$15,647	$(3,772)	$67,890	$39,709
Other comprehensive (loss) income, net of tax:
Reclassification of net gains on derivative instruments	(183)	(178)	(549)	(552)
Postretirement medical liability adjustment	—	—	—	205
Foreign currency translation	(54)	(79)	81	(80)
Total Other Comprehensive Loss	(237)	(257)	(468)	(427)
Comprehensive Income (Loss)	$15,410	$(4,029)	$67,422	$39,282

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$67,890	$39,709
Items not affecting cash:
Depreciation	84,685	79,364
Amortization of debt issue costs, discount and deferred hedge gain	290	273
Amortization of restricted stock	1,826	2,199
Equity portion of allowance for funds used during construction	(3,572)	(3,311)
Gain on disposition of assets	(761)	(232)
Deferred income taxes	41,159	21,663
Mountain States Transmission Intertie impairment	—	24,039
Changes in current assets and liabilities:
Restricted cash	(1,536)	4,731
Accounts receivable	14,500	37,688
Inventories	(8,462)	156
Other current assets	(1,983)	(712)
Accounts payable	(19,512)	(9,604)
Accrued expenses	22,358	29,139
Regulatory assets	9,384	(3,266)
Regulatory liabilities	(8,209)	10,573
Other noncurrent assets	(32,298)	(13,400)
Other noncurrent liabilities	5,579	3,619
Cash provided by operating activities	171,338	222,628
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(153,951)	(157,859)
Asset acquisition	—	(18,384)
Proceeds from sale of assets	3,887	262
Cash used in investing activities	(150,064)	(175,981)
FINANCING ACTIVITIES:
Treasury stock activity	(1,107)	(557)
Proceeds from issuance of common stock, net	44,102	28,477
Dividends on common stock	(43,103)	(40,584)
Issuance of long-term debt	—	150,000
Repayments on long-term debt	(113)	(3,871)
Repayments of short-term borrowings, net	(19,954)	(166,934)
Financing costs	—	(910)
Cash used in financing activities	(20,175)	(34,379)
Increase in Cash and Cash Equivalents	1,099	12,268
Cash and Cash Equivalents, beginning of period	9,822	5,928
Cash and Cash Equivalents, end of period	$10,921	$18,196
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$47	$1,944
Interest	40,873	34,416
Significant non-cash transactions:
Capital expenditures included in accounts payable and accrued expenses	11,245	13,292

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to September 30, 2013, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain Qualifying Facility (QF) plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 Megawatt (MW) coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per Megawatt Hour (MWH) (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $291.8 million through 2024.

(2) New Accounting Standards

Accounting Standards Issued

In July 2013, the Financial Accounting Standards Board (FASB) issued guidance for the presentation of unrecognized tax benefits when a net operating loss carryforward or other tax credit carryforwards exist at the reporting date. If such a carryforward exists, the guidance generally requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset. Our current practice is consistent with this guidance.

Accounting Standards Adopted

In February 2013, the FASB issued guidance that requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. Significant amounts are required to be presented by the respective line items of net income or should be cross-referenced to other disclosures. These disclosures may be presented on the income statement or in the notes to the financial statements. We adopted this standard during the first quarter of 2013 and have included the required disclosures in notes to the financial statements. The adoption of this standard did not have a material effect on our financial statement disclosures.

(3) Acquisition Agreements

Hydro Transaction

On September 26, 2013, we entered into an agreement with PPL Montana, LLC (PPL Montana), a wholly owned subsidiary of PPL Corporation, to purchase PPL Montana's hydro-electric generating facilities and associated assets located in Montana, which includes approximately 633 megawatts of hydro-electric generation capacity, for a purchase price of $900 million (Hydro Transaction). The purchase price will be subject to adjustment for proration of operating expenses, performance of planned capital expenditures, and termination of certain power purchase agreements. If the acquisition is completed, we will own over 60 percent of our average load serving requirements in Montana.

We expect to close on this acquisition during the second half of 2014; however, it is subject to customary conditions and approvals, including approval from the Federal Energy Regulatory Commission (FERC), the Montana Public Service Commission (MPSC), other appropriate state and federal agencies and as required by the Hart-Scott-Rodino Antitrust Improvements Act. In addition, the closing is conditioned upon the termination or waiver of certain restrictions applicable to the hydro assets under a sale-leaseback arrangement through which PPL Montana holds its interest in the Colstrip thermal generating facility (which interest we will not be acquiring). Through September 30, 2013 we have expensed approximately $3.3 million of legal and professional fees associated with the transaction.

Either party may terminate the agreement if the closing does not occur by September 26, 2014; however, this date will be extended for an additional six months if any governmental approval is still pending.

On September 26, 2013, in connection with the Hydro Transaction, we signed a commitment letter with Credit Suisse Securities (USA) LLC and Bank of America, N.A., under which the lenders committed to provide a $900 million 364-day senior bridge term loan facility. The permanent financing for the Hydro Transaction is anticipated to be a combination of long-term debt, new equity issuance and cash flows from operations.

Natural Gas Production Assets

In May 2013, we entered into an agreement to purchase additional natural gas production interests in northern Montana's Bear Paw Basin for approximately $70 million, subject to purchase price adjustments. This purchase would include an 82 percent interest in the Havre Pipeline Company, LLC (Havre Pipeline), which represents approximately $6 million of the purchase price. Due to the requirements of a previous stipulation with the MPSC, we requested a regulatory waiver in June 2013 to acquire the Havre Pipeline. In addition, approval of the sale of the Havre Pipeline must also be approved by the MPSC. In October 2013, the MPSC approved our waiver request. While the seller does not believe MPSC approval is needed to sell its ownership interests in the Havre Pipeline, they have filed a request for determination, which we expect the MPSC to decide on by October 31, 2013. Either party to the agreement may terminate the transaction if the closing does not occur by October 31, 2013. If the MPSC issues a favorable order on the seller's filing by October 31, 2013, we hope to extend the agreement and close on this transaction during the fourth quarter of 2013.

As of January 1, 2013, the amount of net proven developed producing reserves associated with the pending acquisition was estimated to be 64.6 billion cubic feet. We estimate the current annual production associated with this pending acquisition would be approximately 28 percent of our total annual natural gas load in Montana, which would increase our total owned production to approximately 37 percent.

(4) Regulatory Matters

Dave Gates Generating Station at Mill Creek (DGGS)

As a result of a FERC Administrative Law Judge's (ALJ) nonbinding decision issued in September 2012, we have cumulative deferred revenue of approximately $22.5 million, which is subject to refund and recorded within current regulatory liabilities in the Condensed Consolidated Balance Sheets. The ALJ concluded we should allocate only a fraction of the costs we believe (based on past practice) should be allocated to FERC jurisdictional customers. The matter has been fully briefed before the FERC.

We do not know when the FERC will consider the matter and issue its decision. The FERC is not obligated to follow any of the ALJ's findings and conclusions, and the FERC can accept or reject the decision in whole or in part. If the FERC upholds the ALJ's decision and a portion of the costs are effectively disallowed, we would be required to assess DGGS for impairment. If we disagree with a decision issued by the FERC, we may pursue full appellate rights through rehearing and appeal to a United States Circuit Court of Appeals, which could extend into 2015 or beyond. We continue to bill FERC jurisdictional customers interim rates that have been in effect since January 1, 2011. These interim rates are subject to refund plus interest pending final resolution at FERC.

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

In its April 2012 electric supply tracker order for the 2010/2011 tracker period, the MPSC had authorized us to include forecasted demand-side management (DSM) lost revenues in future tracker filings. We had not recognized the entire forecasted amount for tracker periods since 2010/2011 as we were required to provide the MPSC with a detailed independent study supporting our requested DSM lost revenues.

During October 2013, the MPSC approved an order related to our 2012 electric supply tracker filing (covering July 1, 2011 through June 30, 2012), which includes a decision on a review of an independent study related to our request for DSM lost revenues, addresses future DSM lost revenue recovery, and includes a decision on DGGS related incremental contract costs included in the 2012 filing. Based on the MPSC's October 2013 decision we recognized revenue of approximately $4.6 million during the three months ended September 30, 2013 related to prior periods (including $2.3 million related to calendar year 2012) that we had previously deferred pending outcome of the review of the study results.

The order also includes a provision expressing concern with the policy of continuing to allow DSM lost revenue recovery, indicating that we bear the burden of demonstrating why any incremental DSM lost revenue recovery from the date of its order forward is reasonable and in the public interest. As of September 30, 2013, we have recognized approximately $7.8 million of DSM lost revenues for the 2012/ 2013 tracker period and approximately $1.9 million for the 2013/2014 tracker period. Based on the MPSC's order, we expect to be able to collect at least $7.8 million of DSM lost revenues for each annual tracker period; however, since the 2012/2013 annual tracker filing is still subject to final approval, the MPSC may ultimately require us to refund a portion of the DSM lost revenues we have recognized since July 2012. We do not expect the MPSC to issue a final order related to 2012/2013 DSM lost revenues until at least the first quarter of 2014.

Lastly, the MPSC indicated that $1.4 million of incremental costs associated with regulation service acquired from third parties during a 2012 outage at DGGS were imprudently incurred, and disallowed recovery. While we recognized these costs consistent with the MPSC order, we are evaluating a potential appeal of the MPSC's decision.

Natural Gas Production Assets

During the third quarter of 2012, we completed the purchase of natural gas production interests in northern Montana's Bear Paw Basin, including a 75% interest in two gas gathering systems. We are collecting the cost of service for natural gas produced from these assets, including a return on our investment, through our natural gas supply tracker on an interim basis. As a result, we do not expect to file an application with the MPSC to place these assets in natural gas rate base until our next natural gas rate case. Since acquisition, we have recognized approximately $3.2 million of revenue that is subject to refund.

(5) Income Taxes

The following table reconciles our effective income tax rate to the federal statutory rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Flow-through repairs deductions	(17.7)	14.6	(16.8)	(22.9)
Flow-through of state bonus depreciation deduction	(4.5)	2.2	(4.3)	(5.2)
Production tax credits	(2.8)	—	(2.8)	—
Prior year permanent return to accrual adjustments	—	15.0	0.6	(4.5)
Recognition of state net operating loss benefit / valuation allowance release	—	0.4	—	(0.1)
State income tax and other, net	0.4	2.3	—	2.5
	10.4%	69.5%	11.7%	4.8%

The following table summarizes the significant differences in income tax expense based on the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income (Loss) Before Income Taxes	$17,462	$(12,360)	$76,855	$41,698

Income tax calculated at 35% federal statutory rate	6,112	(4,326)	26,899	14,594

Permanent or flow through adjustments:
Flow-through repairs deductions	(3,086)	(1,808)	(12,898)	(9,547)
Flow-through of state bonus depreciation deduction	(786)	(276)	(3,287)	(2,159)
Production tax credits	(482)	—	(2,152)	—
Prior year permanent return to accrual adjustments	—	(1,857)	541	(1,857)
Recognition of state net operating loss benefit / valuation allowance release	—	(51)	—	(51)
State income tax and other, net	57	(270)	(138)	1,009
	$(4,297)	$(4,262)	$(17,934)	$(12,605)

Income tax expense (benefit)	$1,815	$(8,588)	$8,965	$1,989

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

Uncertain Tax Positions

We have unrecognized tax benefits of approximately $114.0 million as of September 30, 2013, including approximately $79.1 million that, if recognized, would impact our effective tax rate. It is reasonably possible that a significant portion of our unrecognized tax benefits may decrease in the next 12 months due to the expiration of statutes of limitation.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the nine months ended September 30, 2013, we recognized approximately $0.3 million of interest in the Condensed Consolidated Statement of Income. As of September 30, 2013 we have $0.3 million of interest accrued in the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2012, we did not recognize any expense for interest or penalties, and did not have any amounts accrued as of December 31, 2012, for the payment of interest and penalties.

The Internal Revenue Service (IRS) issued guidance during the third quarter of 2011 providing a safe harbor method for determining the tax treatment of repair costs related to electric transmission and distribution property. That guidance was updated in the third quarter of 2012 to allow companies additional time to adopt the safe harbor method. We are evaluating whether or not we want to elect the safe harbor method, which may result in a change in related repairs deductions and unrecognized tax benefits. In September 2013, the IRS issued final regulations addressing the tax consequences associated with the acquisition, production and improvement of tangible property. We continue to evaluate what impact the adoption of the regulations will have on our consolidated financial statements. We do not expect the adoption of the regulations to have a material impact on our consolidated financial statements.

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

There were no changes in our goodwill during the nine months ended September 30, 2013. Goodwill by segment is as follows for both September 30, 2013 and December 31, 2012 (in thousands):

Electric	$241,100
Natural gas	114,028
$355,128

(7) Comprehensive (Loss) Income

The following tables display the components of Other Comprehensive (Loss) Income (in thousands):

	September 30, 2013
	Three Months Ended			Nine Months Ended
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$(54)	$—	$(54)	$81	$—	$81
Reclassification of net gains on derivative instruments to net income	(297)	114	(183)	(891)	342	(549)
Other comprehensive loss	$(351)	$114	$(237)	$(810)	$342	$(468)

	September 30, 2012
	Three Months Ended			Nine Months Ended
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$(79)	$—	$(79)	$(80)	$—	$(80)
Reclassification of net gains on derivative instruments to net income	(297)	119	(178)	(891)	339	(552)
Pension and postretirement medical liability adjustment	—	—	—	333	(128)	205
Other comprehensive loss	$(376)	$119	$(257)	$(638)	$211	$(427)

Balances by classification included within accumulated other comprehensive income (AOCI) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	September 30, 2013	December 31, 2012
Foreign currency translation	$447	$366
Derivative instruments designated as cash flow hedges	3,694	4,243
Pension and postretirement medical plans	(2,292)	(2,292)
Accumulated other comprehensive income	$1,849	$2,317

The following table displays the changes in AOCI by component, net of tax (in thousands):

		September 30, 2013
		Nine Months Ended
	Affected Line Item in the Condensed Consolidated Statements of Income	Gains on Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$4,243	$(2,292)	$366	$2,317
Other comprehensive income before reclassifications		—	—	81	81
Amounts reclassified from accumulated other comprehensive income	Interest Expense	(549)	—	—	(549)
Net current-period other comprehensive (loss) income		(549)	—	81	(468)
Ending balance		$3,694	$(2,292)	$447	$1,849

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

Normal Purchases and Normal Sales

We have applied the normal purchase and normal sale scope exception (NPNS) to most of our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Financial Statements at September 30, 2013 and December 31, 2012. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

Mark-to-Market Transactions	Balance Sheet Location	September 30, 2013	December 31, 2012

Natural gas net derivative liability	Accrued Expenses	$653	$5,428

The following table represents the net change in fair value for these derivatives (in thousands):

	Unrealized gain recognized in Regulatory Assets		Unrealized gain recognized in Regulatory Assets
	Three Months Ended		Nine Months Ended
Derivatives Subject to Regulatory Deferral	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Natural gas	$1,624	$5,527	$4,775	$12,743

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

As of September 30, 2013, none of the forward purchase contracts that do not qualify for NPNS contain credit risk-related contingent features.

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

	Location of gain reclassified from AOCI to Income	Nine Months Ended September 30, 2013 and 2012

Amount of gain reclassified from AOCI	Interest Expense	$891

Approximately $6.0 million of the pre-tax gain on these cash flow hedges is remaining in AOCI as of September 30, 2013, and we expect to reclassify approximately $1.2 million from AOCI into interest expense during the next twelve months. These gains relate to swaps previously terminated, and we have no current interest rate swaps outstanding.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
September 30, 2013
Restricted cash	$7,987	$—	$—	$—	$7,987
Rabbi trust investments	16,835	—	—	—	16,835
Derivative liability (1)	—	(653)	—	—	(653)
Total	$24,822	$(653)	$—	$—	$24,169

December 31, 2012
Restricted cash	$6,392	$—	$—	$—	$6,392
Rabbi trust investments	10,522	—	—	—	10,522
Derivative liability (1)	—	(5,428)	—	—	(5,428)
Total	$16,914	$(5,428)	$—	$—	$11,486
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

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,055,091	$1,160,253	$1,055,074	$1,229,233

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

(10) Financing Activities

In April 2012, we entered into an Equity Distribution Agreement pursuant to which we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $100 million. Since inception, 1,917,996 shares of our common stock at an average price of $38.38 per share have been issued, for net proceeds of $72.6 million. During the three and nine months ended September 30, 2013, we sold 8,400 and 1,102,580 shares, of our common stock at an average price of $40.00 and $40.45 per share, respectively. Proceeds received during the three and nine months ended September 30, 2013, were approximately $0.3 million and $44.1 million, which are net of sales commissions of approximately $15,000 and $0.5 million, respectively, and other fees.

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

Three Months Ended
September 30, 2013	Electric	Gas	Other	Eliminations	Total
Operating revenues	$227,103	$34,772	$373	$—	$262,248
Cost of sales	95,264	9,034	—	—	104,298
Gross margin	131,839	25,738	373	—	157,950
Operating, general and administrative	49,155	18,521	4,864	—	72,540
Property and other taxes	19,381	6,572	3	—	25,956
Depreciation	22,150	5,895	8	—	28,053
Operating income (loss)	41,153	(5,250)	(4,502)	—	31,401
Interest expense	(14,302)	(2,560)	(194)	—	(17,056)
Other income	2,213	878	26	—	3,117
Income tax (expense) benefit	(8,412)	3,520	3,077	—	(1,815)
Net income (loss)	$20,652	$(3,412)	$(1,593)	$—	$15,647
Total assets	$2,542,068	$1,082,294	$9,288	$—	$3,633,650
Capital expenditures	$55,579	$9,823	$—	$—	$65,402

Three Months Ended
September 30, 2012	Electric	Gas	Other	Eliminations	Total
Operating revenues	$202,485	$32,965	$416	$—	$235,866
Cost of sales	83,814	9,247	—	—	93,061
Gross margin	118,671	23,718	416	—	142,805
Operating, general and administrative	44,711	17,452	893	—	63,056
MSTI impairment	24,039	—	—	—	24,039
Property and other taxes	18,621	6,172	3	—	24,796
Depreciation	21,636	4,860	9	—	26,505
Operating income (loss)	9,664	(4,766)	(489)	—	4,409
Interest expense	(15,181)	(2,363)	(199)	—	(17,743)
Other income	405	541	28	—	974
Income tax benefit (expense)	5,762	3,102	(276)	—	8,588
Net income (loss)	$650	$(3,486)	$(936)	$—	$(3,772)
Total assets	$2,319,856	$976,152	$10,938	$—	$3,306,946
Capital expenditures	$45,932	$32,499	$—	$—	$78,431

Nine Months Ended
September 30, 2013	Electric	Gas	Other	Eliminations	Total
Operating revenues	$637,667	$196,652	$1,110	$—	$835,429
Cost of sales	260,879	82,528	—	—	343,407
Gross margin	376,788	114,124	1,110	—	492,022
Operating, general and administrative	142,594	56,899	9,248	—	208,741
Property and other taxes	57,549	19,968	8	—	77,525
Depreciation	67,454	17,206	25	—	84,685
Operating income (loss)	109,191	20,051	(8,171)	—	121,071
Interest expense	(42,840)	(7,553)	(583)	—	(50,976)
Other income	4,926	1,753	81	—	6,760
Income tax (expense) benefit	(12,792)	(153)	3,980	—	(8,965)
Net income (loss)	$58,485	$14,098	$(4,693)	$—	$67,890
Total assets	$2,542,068	$1,082,294	$9,288	$—	$3,633,650
Capital expenditures	$130,585	$23,366	$—	$—	$153,951

Nine Months Ended
September 30, 2012	Electric	Gas	Other	Eliminations	Total
Operating revenues	$605,716	$182,812	$1,041	$—	$789,569
Cost of sales	244,902	82,982	—	—	327,884
Gross margin	360,814	99,830	1,041	—	461,685
Operating, general and administrative	137,753	55,397	2,575	—	195,725
MSTI impairment	24,039	—	—	—	24,039
Property and other taxes	55,628	18,759	8	—	74,395
Depreciation	64,770	14,569	25	—	79,364
Operating income (loss)	78,624	11,105	(1,567)	—	88,162
Interest expense	(42,257)	(6,660)	(681)	—	(49,598)
Other income	1,818	1,235	81	—	3,134
Income tax (expense) benefit	(3,322)	522	811	—	(1,989)
Net income (loss)	$34,863	$6,202	$(1,356)	$—	$39,709
Total assets	$2,319,856	$976,152	$10,938	$—	$3,306,946
Capital expenditures	$130,723	$45,520	$—	$—	$176,243

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

Average shares used in computing the basic and diluted earnings per share are as follows:

	Three Months Ended
	September 30, 2013	September 30, 2012
Basic computation	38,459,484	37,201,051
Dilutive effect of
Restricted stock and performance share awards (1) (2)	186,192	—

Diluted computation	38,645,676	37,201,051

	Nine Months Ended
	September 30, 2013	September 30, 2012
Basic computation	37,982,673	36,723,105
Dilutive effect of
Restricted stock and performance share awards (1)	181,462	70,848

Diluted computation	38,164,135	36,793,953
_________________
(1)          Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.
(2)    In periods in which a net loss has been incurred, all potentially dilutive shares are considered antidilutive and thus are excluded from the calculation. For the three months ended September 30, 2012, we had 173,624 potentially dilutive restricted stock and performance share awards which were not included in the calculation.

(13) Employee Benefit Plans

Net periodic benefit cost (income) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Components of Net Periodic Benefit Cost (Income)
Service cost	$3,367	$2,586	$135	$162
Interest cost	5,680	6,016	219	309
Expected return on plan assets	(8,123)	(7,501)	(254)	(253)
Amortization of prior service cost	62	62	(500)	(500)
Recognized actuarial loss	2,911	2,291	242	234
Net Periodic Benefit Cost (Income)	$3,897	$3,454	$(158)	$(48)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Components of Net Periodic Benefit Cost (Income)
Service cost	$10,100	$8,616	$406	$406
Interest cost	17,040	17,867	658	875
Expected return on plan assets	(24,369)	(22,497)	(764)	(766)
Amortization of prior service cost	185	185	(1,499)	(1,499)
Recognized actuarial loss	8,735	6,485	728	593
Net Periodic Benefit Cost (Income)	$11,691	$10,656	$(471)	$(391)

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

Our liability for environmental remediation obligations is estimated to range between $27.7 million to $35.7 million, primarily for manufactured gas plants discussed below. As of September 30, 2013, we have a reserve of approximately $28.7 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or ongoing operations.

Manufactured Gas Plants - Approximately $24.0 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources (DENR). Our current reserve for remediation costs at this site is approximately $11.7 million, and we estimate that approximately $8.1 million of this amount will be incurred during the next five years.

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

In September 2013, the EPA issued proposed New Source Performance Standards (NSPS) that specify permissible levels of GHG emissions from newly-constructed fossil fuel-fired electric generating units. The proposed NSPS sets separate standards for natural gas combined cycle units and coal-fired generating units. As directed by President Obama's June 25, 2013, Climate Action Plan, the EPA also announced plans to establish, pursuant to Section 111(d) of the Clean Air Act, carbon dioxide emissions standards for existing fossil fuel fired electric generating units. EPA plans to publish the proposed standards for existing units by June 1, 2014, and finalize those guidelines by June 1, 2015. States must then submit their individual plans for reducing power plants' GHG emissions to EPA by June 30, 2016. Thus, it is possible that existing power plants may be required to comply with GHG performance standards as soon as July 2016.

In October 2013, the U.S. Supreme Court granted certiorari to review EPA's GHG regulations, including the Tailoring Rule which limits the sources subject to GHG permitting requirements to the largest fossil-fueled power plants. It is conceivable that the Court could invalidate EPA's PSD and Title V Tailoring Rule, but still leave power plants subject to anticipated new and existing source performance standards for GHG.

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

Coal Combustion Residuals (CCRs) - In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs under the Resource Conservation and Recovery Act (RCRA). CCRs include fly ash, bottom ash and scrubber wastes. Under one approach, the EPA would regulate CCRs as special wastes subject to regulation under subtitle C, the hazardous waste provisions, of RCRA. This approach would have significant impacts on coal-fired plants, and would require plants to retrofit their operations to comply with hazardous waste requirements from the generation of CCRs and associated waste waters through transportation and disposal. This could also have a negative impact on the beneficial use of CCRs and the current markets associated with such use. The second approach would regulate CCRs as a solid waste under Subtitle D of RCRA. This approach would only affect disposal, most significantly any wet disposal, of CCRs. The EPA has not issued a final CCR rule and is currently reviewing comments on additional data submitted during the public comment period, which closed in September 2013. In an order dated September 30, 2013, a federal district judge in the case Appalachian Voices v. McCarthy, indicated that he will issue an opinion in the next 30 days in favor of the environmental group plaintiffs, which could include a schedule for the EPA to promulgate the final CCR rule. In addition, legislation was introduced in Congress to regulate coal ash. We cannot predict at this time the final requirements of any CCR regulations or legislation and what impact, if any, they would have on us, but the costs of complying with any such requirements could be significant.

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

In December 2011, the EPA issued a final rule relating to Mercury and Air Toxics Standards (MATS), which was formerly the proposed Maximum Achievable Control Technology standards for hazardous air pollutant emissions from new and existing electric generating units. Among other things, the MATS set stringent emission limits for acid gases, mercury, and other hazardous air pollutants. Facilities that are subject to the MATS must come into compliance within three years after the effective date of the rule (or by 2015) unless a one year extension is granted on a case-by-case basis. In March 2013, the EPA finalized updates to emission limits under MATS for new power plants. Numerous challenges to the MATS have been filed with the EPA and in Federal court and we cannot predict the outcome of such challenges.

In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR) to reduce emissions from electric generating units that interfere with the ability of downwind states to achieve ambient air quality standards. Under CSAPR, significant reductions in emissions of nitrogen oxide (NOx) and sulfur dioxide (SO2) were to be required beginning in 2012. In an order issued on June 24, 2013, the Supreme Court granted certiorari to review the D.C. Circuit's 2012 decision which vacated the CSAPR, and briefs have been filed with the Court. The Clean Air Interstate Rule remains in effect until the EPA issues a valid replacement.

On October 7, 2013, the Supreme Court denied certiorari in Luminant Generation Co v. EPA, which challenged the EPA’s current approach to regulating air emissions during startup, shutdown and malfunction (SSM) events. As a result, fossil fuel power plants may need to address SSM in their permits to reduce the risk of enforcement or citizen actions.

In September 2012, a final Federal Implementation Plan for Montana was published in the Federal Register to address regional haze. As finalized, Colstrip Unit 4 does not have to improve removal efficiency for pollutants that contribute to regional haze. By 2018, Montana, or EPA, must develop a revised Plan that demonstrates reasonable progress toward eliminating man made emissions of visibility impairing pollutants, which could impact Colstrip Unit 4. On November 14, 2012, National Parks Conservation Association, Montana Environmental Information Center, and Sierra Club jointly filed a petition for review of the Federal Implementation Plan in the U.S. Ninth Circuit Court of Appeals. Montana Environmental Information Center and Sierra Club have challenged the EPA's decision not to require any emissions reductions from Colstrip Units 3 and 4. Briefing in this matter is complete and a decision is not likely until 2014, at the earliest. At this time, we cannot predict or determine the outcome of this petition.

We have joint ownership in generation plants located in South Dakota, North Dakota, Iowa and Montana that are or may become subject to various regulations that have been issued or proposed under the Clean Air Act, as discussed below.

South Dakota. The South Dakota DENR determined that the Big Stone Plant, of which we have a 23.4% ownership, is subject to the BART requirements of the Regional Haze Rule. South Dakota DENR's State Implementation Plan (SIP) was approved by the EPA in May 2012. Under the SIP, the Big Stone plant must install and operate a new BART compliant air quality control system (AQCS) to reduce SO2, NOx and particulate emissions as expeditiously as practicable, but no later than five years after the EPA's approval of the SIP. The current project cost for the AQCS is estimated to be approximately $405 million (our share is 23.4%) and it is expected to be operational by 2016. As of September 30, 2013, we have capitalized costs of approximately $27.6 million million related to this project.

Our incremental capital expenditure projections include amounts related to our share of the BART at Big Stone based on current estimates. We could, however, face additional capital or financing costs. We will seek to recover any such costs through the regulatory process. The South Dakota Public Utilities Commission has historically allowed timely recovery of the costs of environmental improvements; however, there is no precedent on a project of this size.

Based on the finalized MATS, it appears that Big Stone would meet the requirements by installing the AQCS system and using mercury control technology such as activated carbon injection. In August 2013, the South Dakota DENR granted Big Stone a one year extension to comply with MATS, such that the new compliance deadline is April 16, 2016. Mercury emissions monitoring equipment is already installed at Big Stone, but its operation has been put on hold pending additional regulatory direction. The equipment will need to be reevaluated for operability under the final rule.

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

Based on the finalized MATS, it appears that Coyote would meet the requirements by using mercury control technology such as activated carbon injection.

Iowa. The Neal 4 generating facility, of which we have an 8.7% ownership, is installing a scrubber, a baghouse, activated carbon and a selective non-catalytic reduction system to comply with national ambient air quality standards and the MATS. Capital expenditures for such equipment are currently estimated to be approximately $270 million (our share is 8.7%). The plant began incurring such costs in 2011 and the project is expected to be complete in 2014. As of September 30, 2013, we have capitalized costs of approximately $20.8 million related to this project.

Montana. Colstrip Unit 4, a coal fired generating facility in which we have a 30% interest, is currently controlling emissions of mercury under regulations issued by the State of Montana, which are stricter than the Federal MATS. The owners do not believe additional equipment will be necessary to meet the MATS for mercury, and anticipate meeting all other expected MATS emissions limitations required by the rule without additional costs except those costs related to increased monitoring frequency. These additional costs are not expected to be significant.

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

LEGAL PROCEEDINGS

Colstrip Litigation

On March 6, 2013, the Sierra Club and the MEIC (Plaintiffs) filed suit in the United States District Court for the District of Montana against the six individual owners of Colstrip, including us, as well as the operator or managing agent of the station. On September 27, 2013, Plaintiffs filed an Amended Complaint for Injunctive and Declaratory Relief. The original complaint included 39 claims for relief based upon alleged violations of the Clean Air Act and the Montana State Implementation Plan. The Amended Complaint drops claims associated with projects completed before 2001, the Title V claims and the opacity claims. There are now a total of 23 claims.

In the Amended Complaint, Plaintiffs have identified physical changes made at Colstrip between 2001 and 2012, which they allege have increased emissions of SO2, NOx and particulate matter and were “major modifications” subject to permitting requirements under the Clean Air Act. They also have alleged violations of the requirements related to Part 70 Operating Permits. Plaintiffs seek injunctive and declaratory relief, civil penalties (including $100,000 of civil penalties to be used for beneficial environmental projects), and recovery of their attorney fees.

On May 3, 2013, the Colstrip owners and operator filed a partial motion to dismiss, seeking dismissal of 36 of the 39 claims asserted in the original complaint. Plaintiffs filed their opposition on May 31, 2013, and the owners and operator filed their reply on June 21, 2013. The motion was not ruled upon and the Colstrip owners filed a second motion to dismiss the Amended Complaint on October 11, 2013, incorporating parts of the first motion and supplementing it with new authorities and with regard to new claims contained in the Amended Complaint.

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

Hydro Transaction

On September 26, 2013, we entered into an agreement with PPL Montana, LLC (PPL Montana), a wholly owned subsidiary of PPL Corporation, to purchase PPL Montana's hydro-electric generating facilities and associated assets located in Montana, which includes approximately 633 megawatts of hydro-electric generation capacity, for a purchase price of $900 million. The purchase price will be subject to adjustment for proration of operating expenses, performance of planned capital expenditures, and termination of certain power purchase agreements. We believe the Hydro Transaction is an opportunity to help stabilize our customers' energy costs and is consistent with our strategy of owning generation facilities. If the acquisition is completed, we will own over 60 percent of our average load serving requirements in Montana.

We expect to close on this acquisition during the second half of 2014; however, it is subject to customary conditions and approvals, including approval from the FERC, the MPSC, other appropriate state and federal agencies and as required by the Hart-Scott-Rodino Antitrust Improvements Act. In addition, the closing is conditioned upon the termination or waiver of certain restrictions applicable to the hydro assets under a sale-leaseback arrangement through which PPL Montana holds its interest in the Colstrip thermal generating facility (which interest we will not be acquiring). Through September 30, 2013 we have expensed approximately $3.3 million of legal and professional fees associated with the transaction.

Either party may terminate the agreement if the closing does not occur by September 26, 2014; however, this date will be extended for an additional six months if any governmental approval is still pending.

On September 26, 2013, in connection with the Hydro Transaction, we signed a commitment letter with Credit Suisse Securities (USA) LLC and Bank of America, N.A., under which the lenders committed to provide a $900 million 364-day senior bridge term loan facility. The permanent financing for the Hydro Transaction is anticipated to be a combination of long-term debt, new equity issuance and cash flows from operations.

Natural Gas Production Assets

In May 2013, we entered into an agreement to purchase additional natural gas production interests in northern Montana's Bear Paw Basin for approximately $70 million, subject to purchase price adjustments. This purchase would include an 82 percent interest in the Havre Pipeline Company, LLC (Havre Pipeline), which represents approximately $6 million of the purchase price. Due to the requirements of a previous stipulation with the MPSC, we requested a regulatory waiver in June 2013 to acquire the Havre Pipeline. In addition, approval of the sale of the Havre Pipeline must also be approved by the MPSC. In October 2013, the MPSC approved our waiver request. While the seller does not believe MPSC approval is needed to sell its ownership interests in the Havre Pipeline, they have filed a request for determination, which we expect the MPSC to decide on by October 31, 2013. Either party to the agreement may terminate the transaction if the closing does not occur by October 31, 2013. If the MPSC issues a favorable order on the seller's filing by October 31, 2013, we hope to extend the agreement and close on this transaction during the fourth quarter of 2013.

As of January 1, 2013, the amount of net proven developed producing reserves associated with the pending acquisition was estimated to be 64.6 billion cubic feet. We estimate the current annual production associated with this pending acquisition would be approximately 28 percent of our total annual natural gas load in Montana, which would increase our total owned production to approximately 37 percent.

During the third quarter of 2012, we completed the purchase of other natural gas production interests in the Bear Paw Basin, including a 75% interest in two gas gathering systems. During the nine months ended September 30, 2013, this acquisition contributed approximately $5.0 million to gross margin. We are collecting the cost of service for natural gas produced from these assets, including a return on our investment, through our natural gas supply tracker on an interim basis. As a result, we do not expect to file an application with the MPSC to place these assets in natural gas rate base until our next natural gas rate case. Since acquisition we have recognized approximately $3.2 million of revenue that is subject to refund.

Wind Generation

During the fourth quarter of 2012, we purchased and placed into service the 40 MW Spion Kop wind project in Judith Basin County in Montana for approximately $84 million. Beginning in December 2012, the cost of service of the electricity generated, including a return on our investment, has been included in electric supply rates. During the nine months ended September 30, 2013, the acquisition of Spion Kop contributed approximately $4.6 million to gross margin and approximately $2.2 million in production tax credits (lower income tax expense).

Dave Gates Generating Station at Mill Creek (DGGS)

As a result of a FERC Administrative Law Judge's (ALJ) nonbinding decision issued in September 2012, we have cumulative deferred revenue of approximately $22.5 million, which includes approximately $1.8 million and $6.0 million deferred during the three and nine months ended September 30, 2013, respectively. These amounts are subject to refund and recorded within current regulatory liabilities in the Condensed Consolidated Balance Sheets. The ALJ concluded we should allocate only a fraction of the costs we believed (based on past practice) should be allocated to FERC jurisdictional customers. The matter has been fully briefed before the FERC. We expect to defer revenues of approximately $0.7 million per month pending final resolution at FERC.

We do not know when the FERC will consider the matter and issue its decision. The FERC is not obligated to follow any of the ALJ's findings and conclusions, and the FERC can accept or reject the initial decision in whole or in part. If the FERC upholds the ALJ's decision and a portion of the costs are effectively disallowed, we would be required to assess DGGS for impairment. If we disagree with a decision issued by the FERC, we may pursue full appellate rights through rehearing and appeal to a United States Circuit Court of Appeals, which could extend into 2015 or beyond. We continue to bill FERC jurisdictional customers interim rates that have been in effect since January 1, 2011. These interim rates are subject to refund plus interest pending final resolution at FERC.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012

	Three Months Ended September 30,
	2013	2012	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$227.1	$202.5	$24.6	12.1%
Natural Gas	34.8	33.0	1.8	5.5
Other	0.4	0.4	—	—
	$262.3	$235.9	$26.4	11.2%

	Three Months Ended September 30,
	2013	2012	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$95.3	$83.8	$11.5	13.7%
Natural Gas	9.0	9.2	(0.2)	(2.2)
	$104.3	$93.0	$11.3	12.2%

	Three Months Ended September 30,
	2013	2012	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$131.8	$118.7	$13.1	11.0%
Natural Gas	25.8	23.8	2.0	8.4
Other	0.4	0.4	—	—
	$158.0	$142.9	$15.1	10.6%

Primary components of the change in gross margin include the following:

Gross Margin 2013 vs. 2012
(in millions)
DGGS	$10.2
DSM lost revenues	5.0
Spion Kop	1.6
Natural gas production	1.2
Montana natural gas rate increase	1.2
Property tax trackers	0.9
Electric retail volumes	(3.5)
Operating expenses recovered in trackers	(1.9)
Electric transmission	(0.4)
Other	0.8
Increase in Consolidated Gross Margin	$15.1

Consolidated gross margin increased $15.1 million primarily due to the following:

•	Higher DGGS revenue primarily due to the inclusion in 2012 results of $11.4 million related to the FERC ALJ nonbinding decision as discussed above;

•
A $5.8 million increase in electric DSM lost revenues recovered through our supply trackers related to efficiency measures implemented by customers, offset in part by an $0.8 million decrease in natural gas DSM lost revenues. The three months ended September 30, 2013 included recognition of approximately $4.6 million in revenues related to prior periods (including $2.3 million related to calendar year 2012) that we had previously deferred pending approval of our electric tracker filing. See additional discussion in Note 4, Regulatory Matters;

•	The acquisition of the Spion Kop wind farm in the fourth quarter of 2012;

•	An increase in natural gas production margin, primarily due to the full period effect of the acquisition of natural gas production assets in the third quarter of 2012;

•	An increase in Montana natural gas delivery rates implemented in April 2013; and

•	An increase in property taxes included in a tracker.

These increases were partly offset by:

•	A decrease in electric retail volumes due primarily to cooler summer weather and reduced customer irrigation;

•	Lower revenues for operating expenses recovered in trackers, primarily related to customer efficiency programs; and

•
A decrease in electric transmission revenues due primarily to an outage at Colstrip Unit 4 during the third quarter of 2013. We expect the outage at Colstrip Unit 4 to have a negative impact on transmission revenues for the remainder of 2013.

	Three Months Ended September 30,
	2013	2012	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$72.5	$63.1	$9.4	14.9%
Mountain States Transmission Intertie (MSTI) impairment	—	24.0	(24.0)	(100.0)
Property and other taxes	26.0	24.8	1.2	4.8
Depreciation	28.1	26.5	1.6	6.0
	$126.6	$138.4	$(11.8)	(8.5)%

Consolidated operating, general and administrative expenses were $72.5 million for the three months ended September 30, 2013, as compared with $63.1 million for the three months ended September 30, 2012. Primary components of the change include the following:

Operating, General & Administrative Expenses
2013 vs. 2012
(in millions)
Distribution System Infrastructure Project (DSIP) expenses	$3.3
Legal and professional fees	2.8
Labor	1.7
Plant operator costs	1.6
Nonemployee directors deferred compensation	1.5
Bad debt expense	0.6
Pension and employee benefits	(3.1)
Operating expenses recovered in trackers	(1.9)
Other	2.9
Increase in Operating, General & Administrative Expenses	$9.4

The increase in operating, general and administrative expenses of $9.4 million was primarily due to the following:

•
Incremental operating and maintenance costs related to the phase-in of DSIP during 2012 and 2011 were deferred in accordance with the MPSC's approval of an accounting order. Incremental DSIP costs for 2013 forward are being expensed as incurred and the amounts previously deferred are being amortized over five years. During the third quarter of 2013 we amortized approximately $0.8 million and incurred incremental DSIP expenses of approximately $2.5 million;

•	Legal and professional fees associated with the Hydro Transaction;

•	Increased labor costs due primarily to compensation increases and a larger number of employees;

•	Higher plant operator costs due primarily to the Spion Kop acquisition and higher maintenance and outage costs at Colstrip Unit 4;

•
Non-employee directors deferred compensation increased as compared to the prior year, primarily due to changes in our stock price. Directors may defer their board fees into deferred shares held in a rabbi trust. If the market value of our stock goes up, deferred compensation expense increases; however, we account for the deferred shares as trading securities and their increase in value is reflected in other income with no impact on net income; and

•	Higher bad debt expense.

These increases were partly offset by:

•
Decreased pension expense, offset in part by higher other employee benefit costs. Our Montana pension costs are included in expense on a pay as you go (cash funding) basis. We received a pension accounting order from the MPSC in 2008, which based our Montana pension expense on an average of our funding requirements for calendar years 2005 through 2012 in order to smooth the impact of increased cash funding. We expect our 2013 Montana pension expense to be approximately $17.0 million to $20.0 million lower than 2012 on an annualized basis due to the expiration of this order and our current cash funding estimate: and

•	Lower operating expenses recovered in trackers, primarily related to customer efficiency programs.

In the third quarter of 2012 we recorded a charge of approximately $24 million for the impairment of substantially all of the preliminary survey and investigative costs associated with MSTI, a proposed 500 kV transmission project from southwestern Montana to southeastern Idaho with a potential capacity of 1500 MWs.

Property and other taxes were $26.0 million for the three months ended September 30, 2013, as compared with $24.8 million in the same period of 2012. This increase was primarily due to higher estimated property valuations in Montana and plant additions. We estimate property taxes throughout each year and update to the actual expense when we receive our Montana property tax bills in November.

Depreciation expense was $28.1 million for the three months ended September 30, 2013, as compared with $26.5 million in the same period of 2012. This reflects an increase in depreciation expense due to plant additions, offset in part by a reduction in depreciation rates of approximately $1.5 million as a result of new depreciation studies conducted by an independent consultant and implemented during the second quarter of 2013. These studies reflect longer asset lives on our electric and natural gas assets in Montana, and electric assets in South Dakota. We expect depreciation expense to be reduced due to the change in rates by approximately $1.5 million for the remainder of 2013.

Consolidated operating income for the three months ended September 30, 2013 was $31.4 million, as compared with $4.4 million in the same period of 2012. This increase was primarily due to the 2012 MSTI impairment and the improvement in gross margin partly offset by higher operating, general and administrative expenses as discussed above.

Consolidated interest expense for the three months ended September 30, 2013 was $17.1 million, as compared with $17.7 million in the same period of 2012. This decrease was primarily due to higher interest accrued on DGGS deferred revenues in 2012 due to the FERC ALJ nonbinding decision as discussed above partially offset by higher debt outstanding.

Consolidated other income for the three months ended September 30, 2013, was $3.1 million, as compared with $1.0 million in the same period of 2012. This increase was primarily due to changes in the value of deferred shares held in trust for non-employee directors deferred compensation, which is offset in operating, general and administrative expenses above.

Consolidated income tax expense for the three months ended September 30, 2013 was $1.8 million, as compared with a benefit of $8.6 million in the same period of 2012. Our effective tax rate was 10.4% for the three months ended September 30, 2013 as compared with (69.5)% for the three months ended September 30, 2012. The following table summarizes the significant differences in income tax expense based on the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended September 30,
	2013	2012
Income (Loss) Before Income Taxes	$17.5	$(12.4)

Income tax calculated at 35% federal statutory rate	6.1	(4.3)

Permanent or flow through adjustments:
Flow-through repairs deductions	(3.1)	(1.8)
Flow-through of state bonus depreciation deduction	(0.8)	(0.3)
Production tax credits	(0.5)	—
Prior year permanent return to accrual adjustments	—	(1.9)
Recognition of state net operating loss benefit / valuation allowance release	—	(0.1)
State income tax and other, net	0.1	(0.2)
	(4.3)	(4.3)

Income tax expense (benefit)	$1.8	$(8.6)

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

Consolidated net income for the three months ended September 30, 2013 was $15.6 million as compared with a $3.8 million consolidated net loss for the same period in 2012. This increase was primarily due to the changes in operating income discussed above, partly offset by higher income tax expense.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012

	Nine Months Ended September 30,
	2013	2012	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$637.7	$605.7	$32.0	5.3%
Natural Gas	196.7	182.8	13.9	7.6
Other	1.1	1.0	0.1	10.0
	$835.5	$789.5	$46.0	5.8%

	Nine Months Ended September 30,
	2013	2012	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$260.9	$244.9	$16.0	6.5%
Natural Gas	82.5	83.0	(0.5)	(0.6)
	$343.4	$327.9	$15.5	4.7%

	Nine Months Ended September 30,
	2013	2012	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$376.8	$360.8	$16.0	4.4%
Natural Gas	114.2	99.8	14.4	14.4
Other	1.1	1.0	0.1	10.0
	$492.1	$461.6	$30.5	6.6%

Primary components of the change in gross margin include the following:

Gross Margin 2013 vs. 2012
(in millions)
Natural gas production	$7.0
DGGS	5.1
Spion Kop	4.6
Electric transmission	3.6
Natural gas retail volumes	3.4
Montana natural gas rate increase	2.1
Property tax trackers	1.9
Natural gas transportation capacity	1.1
Electric QF supply costs	1.0
Operating expenses recovered in trackers	(2.4)
Electric retail volumes	(0.5)
Other	3.6
Increase in Consolidated Gross Margin	$30.5

Consolidated gross margin increased $30.5 million primarily due to the following:

•	An increase in natural gas production margin, primarily due to the full period effect of the acquisition of natural gas production assets in the third quarter of 2012;

•	Higher DGGS revenue primarily due to the inclusion in 2012 results of an increased deferral of FERC jurisdictional revenues related to the FERC ALJ nonbinding decision as discussed above;

•	The acquisition of the Spion Kop wind farm in the fourth quarter of 2012;

•	An increase in electric transmission revenues due to market pricing and other conditions;

•	An increase in natural gas retail volumes due primarily to colder winter and spring weather;

•	An increase in Montana natural gas delivery rates implemented in April 2013;

•	An increase in property taxes included in a tracker;

•	An increase in demand for natural gas transportation capacity; and

•	Lower QF related supply costs based on actual QF pricing and output.

These increases were partly offset by:

•	Lower revenues for operating expenses recovered in trackers, primarily related to customer efficiency programs; and

•	A weather related decrease in electric retail volumes.

	Nine Months Ended September 30,
	2013	2012	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$208.7	$195.7	$13.0	6.6%
MSTI impairment	—	24.0	(24.0)	(100.0)%
Property and other taxes	77.5	74.4	3.1	4.2
Depreciation	84.7	79.4	5.3	6.7
	$370.9	$373.5	$(2.6)	(0.7)%

Consolidated operating, general and administrative expenses were $208.7 million for the nine months ended September 30, 2013, as compared with $195.7 million for the nine months ended September 30, 2012. Primary components of the change include the following:

Operating, General & Administrative Expenses
2013 vs. 2012
(in millions)
Distribution System Infrastructure Project (DSIP) expenses	$8.8
Legal and professional fees	3.3
Plant operator costs	3.0
Labor	2.8
Nonemployee directors deferred compensation	2.6
Natural gas production	1.6
Bad debt expense	1.0
Pension and employee benefits	(10.7)
Operating expenses recovered in trackers	(2.4)
Other	3.0
Increase in Operating, General & Administrative Expenses	$13.0

The increase in operating, general and administrative expenses of $13.0 million was primarily due to the following:

•
Incremental operating and maintenance costs related to the phase-in of DSIP during 2012 and 2011 were deferred in accordance with the MPSC's approval of an accounting order. Incremental DSIP costs for 2013 forward are being expensed as incurred and the amounts previously deferred are being amortized over five years. During the first nine months of 2013 we amortized approximately $2.4 million and incurred incremental DSIP expenses of approximately $6.4 million;

•	Legal and professional fees associated with the Hydro Transaction;

•	Higher plant operator costs primarily due to the Spion Kop acquisition and higher maintenance and outage costs at Colstrip Unit 4;

•	Increased labor costs due primarily to compensation increases and a larger number of employees;

•	Non-employee directors deferred compensation increased primarily due to changes in our stock price;

•	Higher natural gas production costs due to the 2012 acquisition of the natural gas production assets; and

•	Higher bad debt expense.

These increases were partly offset by:

•	Decreased pension expense, offset in part by higher other employee benefit costs; and

•	Lower operating expenses recovered in trackers, primarily related to customer efficiency programs.

In the third quarter of 2012 we recorded a charge of approximately $24 million for the impairment of substantially all of the preliminary survey and investigative costs associated with MSTI, a proposed 500 kV transmission project from southwestern Montana to southeastern Idaho with a potential capacity of 1500 MWs.

Property and other taxes were $77.5 million for the nine months ended September 30, 2013, as compared with $74.4 million in the same period of 2012. This increase was primarily due to higher estimated property valuations in Montana and plant additions.

Depreciation expense was $84.7 million for the nine months ended September 30, 2013, as compared with $79.4 million in the same period of 2012. This increase was primarily due to plant additions. Partially offsetting the increase in the third quarter of 2013 was a reduction in depreciation rates as discussed above.

Consolidated operating income for the nine months ended September 30, 2013 was $121.1 million, as compared with $88.2 million in the same period of 2012. This increase was primarily due to the 2012 MSTI impairment and an increase in gross margin partly offset by higher operating, general and administrative expenses as discussed above.

Consolidated interest expense for the nine months ended September 30, 2013 was $51.0 million, as compared with $49.6 million in the same period of 2012. This increase was primarily due to higher debt outstanding partially offset by higher interest accrued on DGGS deferred revenues in 2012 due to the initial FERC ALJ nonbinding decision as discussed above.

Consolidated other income for the nine months ended September 30, 2013, was $6.8 million, as compared with $3.1 million in the same period of 2012. This increase was primarily due to a $2.6 million gain on deferred shares held in trust for non-employee directors deferred compensation discussed above and higher capitalization of AFUDC.

Consolidated income tax expense for the nine months ended September 30, 2013 was $9.0 million, as compared with $2.0 million in the same period of 2012. Our effective tax rate was 11.7% for the nine months ended September 30, 2013 as compared with 4.8% for the nine months ended September 30, 2012. The following table summarizes the significant differences in income tax expense based on the differences between our effective tax rate and the federal statutory rate (in millions):

	Nine Months Ended September 30,
	2013	2012
Income (Loss) Before Income Taxes	$76.9	$41.7

Income tax calculated at 35% federal statutory rate	26.9	14.6

Permanent or flow through adjustments:
Flow-through repairs deductions	(12.9)	(9.5)
Flow-through of state bonus depreciation deduction	(3.3)	(2.2)
Production tax credits	(2.1)	—
Prior year permanent return to accrual adjustments	0.5	(1.9)
Recognition of state net operating loss benefit / valuation allowance release	—	(0.1)
State income tax and other, net	(0.1)	1.1
	(17.9)	(12.6)

Income tax expense	$9.0	$2.0

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

Consolidated net income for the nine months ended September 30, 2013 was $67.9 million as compared with $39.7 million for the same period in 2012. This increase was primarily due to the changes in operating income discussed above, partly offset by higher income tax expense.

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

•	Wholesale: Sales of electricity to electric cooperatives, municipalities and other electric utilities, the prices for which are based on prevailing market prices.

•	Other: Miscellaneous electric revenues.

Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012

	Results
	2013	2012	Change	% Change
	(dollars in millions)
Retail revenues	$201.5	$203.3	$(1.8)	(0.9)%
Regulatory amortization	11.8	(5.2)	17.0	(326.9)
Total retail revenues	213.3	198.1	15.2	7.7
Transmission	11.2	11.6	(0.4)	(3.4)
Ancillary services	0.4	(9.2)	9.6	(104.3)
Wholesale	0.8	0.8	—	—
Other	1.4	1.2	0.2	16.7
Total Revenues	227.1	202.5	24.6	12.1
Total Cost of Sales	95.3	83.8	11.5	13.7
Gross Margin	$131.8	$118.7	$13.1	11.0%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2013	2012	2013	2012	2013	2012
	(in thousands)
Retail Electric
Montana	$65,455	$63,951	575	587	274,835	273,130
South Dakota	12,698	13,947	146	158	49,350	48,940
Residential	78,153	77,898	721	745	324,185	322,070
Montana	83,624	83,605	823	867	62,639	62,179
South Dakota	18,502	19,643	255	259	12,154	12,235
Commercial	102,126	103,248	1,078	1,126	74,793	74,414
Industrial	10,105	10,011	737	806	74	74
Other	11,131	12,148	91	103	7,813	7,816
Total Retail Electric	$201,515	$203,305	2,627	2,780	406,865	404,374
Total Wholesale Electric	$845	$781	39	41	—	—

	Degree Days			2013 as compared with:
Cooling Degree-Days	2013	2012	Historic Average	2012	Historic Average
Montana	393	395	259	1% cooler	52% warmer
South Dakota	702	911	639	23% cooler	10% warmer

	Degree Days			2013 as compared with:
Heating Degree-Days	2013	2012	Historic Average	2012	Historic Average
Montana	231	244	357	5% warmer	35% warmer
South Dakota	60	65	90	8% warmer	33% warmer

The following summarizes the components of the changes in electric gross margin for the three months ended September 30, 2013 and 2012:

Gross Margin 2013 vs. 2012
(in millions)
DGGS	$10.2
DSM lost revenues	5.8
Spion Kop	1.6
Property tax trackers	0.5
Retail volumes	(3.5)
Operating expenses recovered in trackers	(1.5)
Transmission	(0.4)
Other	0.4
Increase in Gross Margin	$13.1

This increase in gross margin was primarily due to the following:

•	Higher DGGS ancillary services revenue primarily due to inclusion in 2012 results of a $11.4 million deferral related to the FERC ALJ nonbinding decision discussed above;

•	The recognition of $5.8 million in DSM lost revenues recovered through our supply trackers related to efficiency measures implemented by customers in the third quarter 2013 as discussed above;

•	The acquisition of the Spion Kop wind farm in the fourth quarter of 2012; and

•	An increase in property taxes included in a tracker.

These increases were partially offset primarily due to the following:

•	A decrease in volumes due primarily to cooler summer weather and reduced customer irrigation;

•	Lower revenues for operating expenses recovered in energy supply trackers primarily related to customer efficiency programs; and

•	A decrease in transmission revenues due primarily to an unplanned outage at Colstrip Unit 4 in the third quarter 2013.

The increase in regulatory amortization revenue is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on gross margin.

Retail volumes decreased primarily due to cooler summer weather and reduced customer irrigation.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012

	Results
	2013	2012	Change	% Change
	(dollars in millions)
Retail revenues	$581.5	$561.9	$19.6	3.5%
Regulatory amortization	11.9	10.8	1.1	10.2
Total retail revenues	593.4	572.7	20.7	3.6
Transmission	37.3	33.7	3.6	10.7
Ancillary services	1.1	(6.5)	7.6	(116.9)
Wholesale	2.0	2.4	(0.4)	(16.7)
Other	3.9	3.4	0.5	14.7
Total Revenues	637.7	605.7	32.0	5.3
Total Cost of Sales	260.9	244.9	16.0	6.5
Gross Margin	$376.8	$360.8	$16.0	4.4%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2013	2012	2013	2012	2013	2012
	(in thousands)
Retail Electric
Montana	$198,375	$188,768	1,751	1,749	275,913	273,711
South Dakota	37,150	36,993	447	424	49,250	48,887
Residential	235,525	225,761	2,198	2,173	325,163	322,598
Montana	238,482	230,498	2,356	2,416	62,638	62,046
South Dakota	52,009	52,887	722	712	12,168	12,116
Commercial	290,491	283,385	3,078	3,128	74,806	74,162
Industrial	31,089	28,185	2,194	2,217	74	74
Other	24,352	24,600	168	178	6,129	6,101
Total Retail Electric	$581,457	$561,931	7,638	7,696	406,172	402,935
Total Wholesale Electric	$2,022	$2,382	97	137	—	—

	Degree Days			2013 as compared with:
Cooling Degree-Days	2013	2012	Historic Average	2012	Historic Average
Montana	438	450	300	3% cooler	46% warmer
South Dakota	752	1,061	696	29% cooler	8% warmer

	Degree Days			2013 as compared with:
Heating Degree-Days	2013	2012	Historic Average	2012	Historic Average
Montana	4,721	4,488	4,947	5% colder	5% warmer
South Dakota	6,174	4,375	5,573	41% colder	11% colder

The following summarizes the components of the changes in electric gross margin for the nine months ended September 30, 2013 and 2012:

Gross Margin 2013 vs. 2012
(in millions)
DGGS	$5.1
Spion Kop	4.6
Transmission	3.6
QF supply costs	1.0
DSM lost revenues	0.9
Property tax trackers	0.8
Operating expenses recovered in trackers	(1.8)
Retail volumes	(0.5)
Other	2.3
Increase in Gross Margin	$16.0

The increase in margin and volumes is primarily due to the same reasons discussed above for the three months ended September 30, 2013. Lower QF related supply costs based on actual QF pricing and output and an increase in property taxes included in a tracker also contributed to the increase.

Demand for transmission can fluctuate substantially from year to year based on hydro, weather and market conditions in Montana and states to the South and West. While improved market pricing and other conditions resulted in increased demand to transmit electricity from Montana over our lines, the outage at Colstrip Unit 4 reduced energy available to transmit over our lines.

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

•	Wholesale: Primarily represents transportation and storage for others.

Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012

	Results
	2013	2012	Change	% Change
	(dollars in millions)
Retail revenues	$22.8	$19.9	$2.9	14.6%
Regulatory amortization	3.2	5.1	(1.9)	(37.3)
Total retail revenues	26.0	25.0	1.0	4.0
Wholesale and other	8.8	8.0	0.8	10.0
Total Revenues	34.8	33.0	1.8	5.5
Total Cost of Sales	9.0	9.2	(0.2)	(2.2)
Gross Margin	$25.8	$23.8	$2.0	8.4%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2013	2012	2013	2012	2013	2012
	(in thousands)
Retail Gas
Montana	$9,770	$8,795	807	758	159,197	158,524
South Dakota	1,916	1,757	124	113	37,846	37,551
Nebraska	2,257	1,887	157	149	36,315	36,222
Residential	13,943	12,439	1,088	1,020	233,358	232,297
Montana	6,042	5,171	581	515	22,271	22,181
South Dakota	1,296	1,130	171	171	5,971	5,931
Nebraska	1,281	985	185	187	4,538	4,517
Commercial	8,619	7,286	937	873	32,780	32,629
Industrial	145	93	12	10	262	269
Other	94	68	10	8	156	150
Total Retail Gas	$22,801	$19,886	2,047	1,911	266,556	265,345

	Degree Days			2013 as compared with:
Heating Degree-Days	2013	2012	Historic Average	2012	Historic Average
Montana	231	244	357	5% warmer	35% warmer
South Dakota	60	65	90	8% warmer	33% warmer
Nebraska	21	27	49	22% warmer	57% warmer

The following summarizes the components of the changes in natural gas gross margin for the three months ended September 30, 2013 and 2012:

Gross Margin 2013 vs. 2012
(in millions)
Natural gas production	$1.2
Montana natural gas rate increase	1.2
Montana property tax tracker	0.4
Retail volumes	0.3
DSM lost revenues	(0.8)
Operating expenses recovered in trackers	(0.4)
Other	0.1
Increase in Gross Margin	$2.0

This increase in gross margin was primarily due to:

•	An increase in natural gas production margin primarily due to the acquisition of the Bear Paw assets in the third quarter of 2012;

•	An increase in Montana natural gas delivery rates implemented in April 2013;

•	An increase in Montana property taxes included in a tracker; and

•	Higher retail margin driven by increased volumes.

These increases were partly offset primarily due to the following:

•	A decrease in DSM lost revenues recovered through our supply trackers related to efficiency measures implemented by customers; and

•	Lower revenues for operating expenses recovered in energy supply trackers primarily related to customer efficiency programs.

Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012

	Results
	2013	2012	Change	% Change
	(dollars in millions)
Retail revenues	$173.5	$150.0	$23.5	15.7%
Regulatory amortization	(6.3)	7.3	(13.6)	(186.3)
Total retail revenues	167.2	157.3	9.9	6.3
Wholesale and other	29.5	25.5	4.0	15.7
Total Revenues	196.7	182.8	13.9	7.6
Total Cost of Sales	82.5	83.0	(0.5)	(0.6)
Gross Margin	$114.2	$99.8	$14.4	14.4%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2013	2012	2013	2012	2013	2012
	(in thousands)
Retail Gas
Montana	$72,171	$67,049	8,014	7,656	160,330	159,316
South Dakota	20,227	15,447	2,354	1,709	38,146	37,792
Nebraska	18,774	14,234	2,012	1,578	36,656	36,520
Residential	111,172	96,730	12,380	10,943	235,132	233,628
Montana	37,338	34,409	4,252	4,004	22,443	22,329
South Dakota	13,498	9,656	2,119	1,545	6,028	5,961
Nebraska	10,016	7,880	1,496	1,279	4,596	4,571
Commercial	60,852	51,945	7,867	6,828	33,067	32,861
Industrial	776	672	88	80	264	273
Other	720	641	97	85	157	150
Total Retail Gas	$173,520	$149,988	20,432	17,936	268,620	266,912

	Degree Days			2013 as compared with:
Heating Degree-Days	2013	2012	Historic Average	2012	Historic Average
Montana	4,721	4,488	4,947	5% colder	5% warmer
South Dakota	6,174	4,375	5,573	41% colder	11% colder
Nebraska	4,741	3,611	4,584	31% colder	3% colder

The following summarizes the components of the changes in natural gas gross margin for the nine months ended September 30, 2013 and 2012:

Gross Margin 2013 vs. 2012
(in millions)
Natural gas production	$7.0
Retail volumes	3.4
Montana natural gas rate increase	2.1
Montana property tax tracker	1.1
Transportation capacity	1.1
DSM lost revenues	(0.8)
Operating expenses recovered in trackers	(0.6)
Other	1.1
Increase in Gross Margin	$14.4

The increase in margin and volumes is primarily due to the same reasons discussed above for the three months ended September 30, 2013, along with an increase in transportation revenues due to higher demand. Wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

LIQUIDITY AND CAPITAL RESOURCES

Short-term liquidity is provided by internal cash flows, the sale of commercial paper and use of our revolving credit facility. We utilize our short-term borrowings and/or revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. Short-term borrowings may also be used to temporarily fund utility capital requirements. As of September 30, 2013, our total net liquidity was approximately $207.9 million, including $10.9 million of cash and $197.0 million of revolving credit facility availability. Revolving credit facility availability was $210.0 million as of October 18, 2013.

The following table presents additional information about short term borrowings during the three months ended September 30, 2013 (in millions):

Amount outstanding	$103.0
Daily average amount outstanding	$57.6
Maximum amount outstanding	$103.0

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

We issue debt securities to refinance retiring maturities, reduce short-term debt, fund construction programs and for other general corporate purposes. To fund our strategic growth opportunities, including the Hydro Transaction as discussed below, we intend to utilize available cash flow, debt capacity that would allow us to maintain investment grade ratings, and issue equity. In February 2012, we filed a shelf registration statement with the SEC that can be used for the issuance of debt or equity securities. In April 2012, we entered into an Equity Distribution Agreement with UBS pursuant to which we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $100 million. During the three months ended September 30, 2013, we sold 8,400 shares of our common stock at an average price of $40.00 per share. Proceeds received were approximately $0.3 million, which are net of sales commissions paid to UBS of approximately $15,000 and other fees. Since inception, we have issued 1,917,996 shares at an average price of $38.38, for net proceeds of approximately $72.6 million. Proceeds were ultimately used to fund a portion of our investment growth opportunities.

On September 26, 2013, in connection with the Hydro Transaction, we signed a commitment letter with Credit Suisse Securities (USA) LLC and Bank of America, N.A., under which the lenders committed to provide a $900 million 364-day senior bridge term loan facility. The permanent financing for the Hydro Transaction is anticipated to be a combination of debt and equity securities and cash flows from operations. We plan to maintain a 50 - 55% debt to total capital ratio excluding capital leases, and expect to continue targeting a long-term dividend payout ratio of 60 - 70% of earnings per share; however, there can be no assurance that we will be able to meet these targets.

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

As of September 30, 2013, we are under collected on our current Montana natural gas and electric trackers by approximately $8.4 million, as compared with an under collection of $10.4 million as of December 31, 2012, and an under collection of $2.2 million as of September 30, 2012.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and impact our trade credit availability. Fitch Ratings (Fitch), Moody's Investors Service (Moody’s) and Standard and Poor’s Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of October 18, 2013, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A-	BBB+	F2	Positive Watch
Moody’s	A2	Baa1	Prime-2	Stable
S&P	A-	BBB	A-2	Stable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income	$67.9	$39.7
Non-cash adjustments to net income	123.6	124.0
Changes in working capital	6.5	68.7
Other	(26.7)	(9.8)
	171.3	222.6

Investing Activities
Property, plant and equipment additions	(153.9)	(157.8)
Asset acquisition	—	(18.4)
Other	3.9	0.3
	(150.0)	(175.9)

Financing Activities
Proceeds from issuance of common stock, net	44.1	28.5
(Repayments) issuances of long-term debt, net	(0.1)	146.1
Repayments of short-term borrowings, net	(20.0)	(166.9)
Dividends on common stock	(43.1)	(40.6)
Other	(1.1)	(1.5)
	(20.2)	(34.4)

Increase in Cash and Cash Equivalents	$1.1	$12.3
Cash and Cash Equivalents, beginning of period	$9.8	$5.9
Cash and Cash Equivalents, end of period	$10.9	$18.2

Cash Provided by Operating Activities

As of September 30, 2013, cash and cash equivalents were $10.9 million as compared with $9.8 million at December 31, 2012 and $18.2 million at September 30, 2012. Cash provided by operating activities totaled $171.3 million for the nine months ended September 30, 2013 as compared with $222.6 million during the nine months ended September 30, 2012. This decrease in operating cash flows is due primarily to timing of the collection of receivables from customers and payment of supply costs and increased injections of natural gas into storage. During September 2013, we implemented a new customer information system and have experienced billing delays, which resulted in delays in collections of customer receivables as compared to the same period in 2012. We expect the billing delays to be resolved during the fourth quarter of 2013.

Cash Used in Investing Activities

Cash used in investing activities decreased by approximately $25.9 million as compared with the first nine months of 2012. Plant additions during 2013 include maintenance additions of approximately $87.3 million, supply related capital expenditures of approximately $34.5 million, primarily related to electric generation facilities in South Dakota, and DSIP capital expenditures of approximately $31.8 million. Plant additions during the first nine months of 2012 include maintenance additions of approximately $91.4 million, supply related capital expenditures of approximately $45.9 million, which were primarily related to supply investments in South Dakota, and DSIP capital expenditures of approximately $14.0 million.

Cash Used in Financing Activities

Cash used in financing activities totaled approximately $20.2 million during the nine months ended September 30, 2013 as compared with approximately $34.4 million during the nine months ended September 30, 2012. During the nine months ended

September 30, 2013, net cash used in financing activities consisted of net repayments of commercial paper of $20.0 million and the payment of dividends of $43.1 million, offset in part by proceeds received from the issuance of common stock pursuant to our equity distribution agreement of $44.1 million. During the nine months ended September 30, 2012, net cash used in financing activities consisted of net repayments of commercial paper of $166.9 million, the repayment of long-term debt of $3.9 million, and the payment of dividends of $40.6 million, offset in part by proceeds received from the issuance of common stock pursuant to our equity distribution agreement of $28.5 million and proceeds from the issuance of debt of $150.0 million.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of September 30, 2013. See our Annual Report on Form 10-K for the year ended December 31, 2012 for additional discussion.

	Total	2013	2014	2015	2016	2017	Thereafter
	(in thousands)
Long-term debt	$1,055,091	$—	$—	$—	$150,000	$—	$905,091
Capital leases	31,974	412	1,668	1,732	1,837	1,979	24,346
Short-term borrowings	102,980	102,980	—	—	—	—	—
Future minimum operating lease payments	4,660	495	1,576	1,180	743	434	232
Estimated pension and other postretirement obligations (1)	55,302	919	13,673	13,633	13,583	13,494	—
Qualifying facilities liability (2)	1,098,427	16,056	67,283	69,606	71,598	73,622	800,262
Supply and capacity contracts (3)	1,533,997	87,702	267,407	184,366	138,933	117,676	737,913
Contractual interest payments on debt (4)	587,439	16,892	57,269	57,269	57,074	47,820	351,115
Total Commitments (5)	$4,469,870	$225,456	$408,876	$327,786	$433,768	$255,025	$2,818,959
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

As of September 30, 2013, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the LIBOR plus a credit spread, ranging from 0.88% to 1.75% over LIBOR. To more cost effectively meet short-term cash requirements, we established a program where we may issue commercial paper; which is supported by our revolving credit facility. Since commercial paper terms are short-term, we are subject to interest rate risk. As of September 30, 2013, we had approximately $103.0 million of commercial paper outstanding and no borrowings on our revolving credit facility. A 1% increase in interest rates would increase our annual interest expense by approximately $1.0 million.

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

Changes in Internal Control Over Financial Reporting

During September 2013, we implemented a new customer information system. This implementation has resulted in certain changes to business processes and internal controls impacting financial reporting. We have taken steps to monitor and maintain appropriate internal control over financial reporting during this period of system change and will continue to evaluate the operating effectiveness of related controls during subsequent periods.

Other than this system implementation, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2012, we received a non-binding decision from a FERC ALJ concluding that we should only recover approximately 4.4% of the revenue requirement from FERC jurisdictional customers. Although we are asking the FERC to reject this decision, there is significant uncertainty related to the FERC's ultimate treatment of our cost allocation methodology, which could result in an inability to fully recover our costs.

In October 2013, the MPSC indicated that $1.4 million of incremental costs associated with regulation service acquired from third parties during a 2012 outage at DGGS were imprudently incurred, and disallowed recovery. While we believe this to be an isolated incident associated with specific circumstances at DGGS, the MPSC may use this determination as precedent for disallowing replacement costs in the future.

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

National and international actions have been initiated to address global climate change and the contribution of GHG emissions including, most significantly, carbon dioxide. These actions include legislative proposals, Executive and EPA actions at the federal level, actions at the state level, and private party litigation relating to GHG emissions. In June 2013, President Obama announced that he would use Executive Powers to require reductions in the amount of carbon dioxide emitted by the nation's power plants. Under the President's plan, draft regulations would be issued by EPA in the next two years. If legislation or regulations are passed at the federal or state levels imposing mandatory reductions of carbon dioxide and other GHGs on generation facilities, the cost to us of such reductions could be significant.

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

Our plans for future expansion through the acquisition of assets including hydro-electric generating facilities and natural gas reserves, capital improvements to current assets, generation investments, and transmission grid expansion involve substantial risks.

Acquisitions include a number of risks, including but not limited to, additional costs, the assumption of material liabilities, the diversion of management’s attention from daily operations to the integration of the acquisition, difficulties in assimilation and retention of employees, securing adequate capital to support the transaction, and regulatory approval. Uncertainties exist in assessing the value, risks, profitability, and liabilities associated with certain businesses or assets and there is a possibility that anticipated operating and financial synergies expected to result from an acquisition do not develop. The failure to complete an acquisition successfully, or to integrate future acquisitions that we may choose to undertake could have an adverse effect on our financial condition and results of operations.

In September 2013, we entered into an agreement to purchase approximately 633 MWs of hydro-electric generating assets from PPL Montana. In addition, we are in the process of acquiring additional natural gas reserves. In order to complete these transactions, we must obtain certain approvals from the MPSC and other state and federal agencies. These regulatory agencies may not approve the transactions, or may impose terms or conditions on the approval which could delay closing, impose additional costs, or otherwise impact the anticipated benefits of the transactions. In addition, failure to obtain approvals on terms consistent with the applications could negatively affect credit ratings and equity valuation, and our ability to invest in our Montana utility operations, including but not limited to supply.

Our business strategy also includes significant investment in capital improvements and additions to modernize existing infrastructure, generation investments and transmission capacity expansion. The completion of generation and natural gas investments and transmission projects are subject to many construction and development risks, including, but not limited to, risks related to financing, regulatory recovery, escalating costs of materials and labor, meeting construction budgets and schedules, and environmental compliance. In addition, these capital projects may require a significant amount of capital expenditures. We cannot provide certainty that adequate external financing will be available to support such projects. Additionally, borrowings incurred to finance construction may adversely impact our leverage, which could increase our cost of capital.

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

For example, in early July 2013, following the return to service from a scheduled maintenance outage, Colstrip Unit 4 tripped off-line and incurred damage to its stator and rotor. Based on information from the plant operator, we currently estimate that Colstrip Unit 4 will be out of service and under repair until early 2014. Our share of the capital expenditures for this repair is currently estimated at approximately $4.5 million, which will be covered by property damage insurance subject to a $375,000 deductible. There is no assurance that we will be able to fully recover our costs for purchasing replacement power while Colstrip Unit 4 is out of service. Demand for our electric transmission capacity may also be negatively affected by the outage.

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

We implemented a new customer information system, and we may experience additional difficulties, delays and interruptions associated with the transition to this new system. Any unexpected significant difficulties in completing the transition could negatively impact our business.

During September 2013, we implemented a new customer information system. There are inherent risks associated with replacing and changing these types of systems, such as delayed and/or inaccurate customer bills, potential disruption of our business, and substantial unplanned costs.

Consistent with our expectations, we have experienced billing delays and other disruptions during the first month of our transition to this new system. Any unexpected significant difficulties in completing the transition of our customer information system could materially impact our ability to timely and accurately record, process and report information that is important to our business. We could experience increased costs, unfavorable customer experiences or could suffer a material weakness in our internal control over financial reporting, any of which could harm our reputation and have a material adverse effect on our business, financial condition or results of operations.

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

ITEM 6.                      EXHIBITS

(a) Exhibits

Exhibit 2.1—Purchase and Sale Agreement, dated September 26, 2013, between NorthWestern Corporation and PPL Montana (incorporated by reference to Exhibit 2.1 of NorthWestern Corporation's Current Report on Form 8-K, dated September 26, 2013, Commission File No. 1-10499).

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

NorthWestern Corporation
Date:	October 24, 2013	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1
Purchase and Sale Agreement, dated September 26, 2013, between NorthWestern Corporation and PPL Montana, LLC (incorporated by reference to Exhibit 2.1 of NorthWestern Corporation's Current Report on Form 8-K, dated September 26, 2013, Commission File No. 1-10499).

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