Form 10-K
period 2013-12-31
NORTHWESTERN CORP
filed 2014-02-19
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Large Accelerated Filer ☒           Accelerated Filer ☐           Non-accelerated Filer ☐           Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was $1,534,085,000 computed using the last sales price of $39.90 per share of the registrant’s common stock on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 14, 2014, 38,767,473 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Documents Incorporated by Reference
Certain sections of our Proxy Statement for the 2014 Annual Meeting of Shareholders
are incorporated by reference into Part III of this Form 10-K

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

In addition, actual results may differ materially from those contemplated in any forward-looking statement due to the timing and likelihood of the closing of the purchase of PPL Montana LLC's hydro-electric generating facilities (Hydro Transaction). See Note 3 - Acquisitions and Significant Events, to the Consolidated Financial Statements for additional information relative to this transaction.

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

Western Area Power Administration (WAPA) - A federal power-marketing administration and electric transmission agency established by Congress.

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

Part I
ITEM 1.  BUSINESS

OVERVIEW

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and natural gas to approximately 678,200 customers in Montana, South Dakota and Nebraska. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 and have generated and distributed electricity and distributed natural gas in Montana since 2002.

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

SIGNIFICANT DEVELOPMENTS

Hydro Transaction

On September 26, 2013, we entered into an agreement with PPL Montana, LLC (PPL Montana), a wholly owned subsidiary of PPL Corporation, to purchase PPL Montana's hydro-electric generating facilities and associated assets located in Montana, which includes approximately 633 megawatts of hydro-electric generation capacity, for a purchase price of $900 million (Hydro Transaction). Assuming receipt of reasonably satisfactory regulatory approvals, we expect this transaction to close in the second half of 2014. See Note 3 - Acquisitions and Significant Events, to the Consolidated Financial Statements for additional information relative to this transaction.

ELECTRIC OPERATIONS

MONTANA

Our regulated electric utility business in Montana includes generation, transmission and distribution. Our service territory covers approximately 107,600 square miles, representing approximately 73% of Montana's land area, and includes a 2010 census population of approximately 875,700. We deliver electricity to approximately 344,500 customers in 187 communities and their surrounding rural areas, 15 rural electric cooperatives and in Wyoming to the Yellowstone National Park. In 2013, by category, residential, commercial, industrial, and other sales accounted for approximately 37%, 44%, 6%, and 13%, respectively, of our Montana regulated electric utility revenue. We also transmit electricity for nonregulated entities owning generation facilities, other utilities and power marketers serving the Montana electricity market. The total control area peak demand was approximately 1,730 MWs, with approximately 1,227 MWs per hour for the year on average, and energy delivered of more than 10.7 million MWHs during the year ended December 31, 2013. Our Montana electric distribution system consists of approximately 17,500 miles of overhead and underground distribution lines and 386 transmission and distribution substations.

Our Montana electric transmission system consists of approximately 6,900 miles of transmission lines, ranging from 50 to 500 kV, 288 circuit segments and approximately 104,000 transmission poles on approximately 76,000 structures with associated transformation and terminal facilities, and extends throughout the western two-thirds of Montana from Colstrip in the east to Thompson Falls in the west. The system has interconnections with six major nonaffiliated transmission systems located in the WECC area, including a 2013 interconnection to Alberta, Canada, as well as one interconnection to a nonaffiliated system that connects with the MAPP region. We are directly interconnected with Avista Corporation; Idaho Power Company; PacifiCorp; the Bonneville Power Administration; WAPA; and the Montana Alberta Tie Ltd. Such interconnections, coupled with transmission line capacity made available under agreements with some of the above entities, permit the interchange, purchase, and sale of power among all major electric systems in the west interconnecting with the winter-peaking northern and summer-peaking southern regions of the Western power system. We provide wholesale transmission service and firm and non-firm transmission services for eligible transmission customers. Our 500 kV transmission system, which is jointly owned, along with our 230 kV and 161 kV facilities, form the key assets of our Montana transmission system. Lower voltage systems, which range from 50 kV to 115 kV, provide for local area service needs.

Our current annual retail electric supply load requirements average approximately 750 MWs, with a peak load of approximately 1,200 MWs, and are supplied by contracted and owned resources and market purchases with multiple counterparties. Owned generation resources supplied approximately 30% of our retail load requirements for 2013. We have a power purchase agreement with PPL Montana for 200 MWs of on-peak supply and 125 MWs of off-peak supply through June 2014. We also purchase power under QF contracts entered into under the Public Utility Regulatory Policies Act of 1978, which provide a total of 174 MWs of contracted capacity, including capacity from waste petroleum coke and waste coal and 87 MWs of capacity from hydro and wind resources located in Montana. We have several other long and medium-term power purchase agreements including contracts for 135 MWs of renewable wind generation and 21 MWs of seasonal base-load hydro supply. We file a biennial Electric Supply Resource Procurement Plan with the MPSC, which guides future resource acquisition activities. Our most recent plan was filed in December 2013. Including both owned and contracted resources, for 2014 we have resources to provide 88% of the energy requirements necessary to meet our forecasted retail load requirements.

We have a 30% joint ownership interest in Colstrip Unit 4, which provides base-load supply and is operated by PPL Montana. PPL Montana has a 30% joint ownership interest in Colstrip Unit 3. We have a risk sharing agreement with PPL Montana regarding the operation of Colstrip Units 3 and 4, where each party receives 15% of the respective combined output and is responsible for 15% of the respective operating and construction costs, regardless of whether a particular cost is specified to Colstrip Unit 3 or 4. However, each party is responsible for its own fuel-related costs. Colstrip Unit 4 is supplied with fuel from adjacent coal reserves under coal supply and transportation agreements in effect through 2019. We also own the 40 MW Spion Kop wind project, which we purchased and placed into service in 2012. Details of our generating facilities are described further in the chart below.

Name and Location of Plant	Fuel Source	Plant Capacity (MW)	Ownership Interest	Demonstrated Capacity (MW)
Colstrip Unit 4, located near Colstrip in southeastern Montana	Sub-bituminous coal	740	30%	222
Spion Kop Wind, located in Judith Basin County in Montana	Wind	40	100%	40

The Dave Gates Generating Station at Mill Creek (DGGS), a 150 MW natural gas fired facility, provides regulation service (in place of previously contracted services). The facility normally operates with two units, with a third unit available as an operating spare. With the two units, DGGS is capable of providing up to 93 MW of regulation service under optimum conditions. The third unit can be placed into service which, together with the two units, can provide up to 105 MW of capacity which is our current peak regulation requirement. In addition, DGGS provided approximately 7 MWs of retail base-load requirements in 2013.

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

The following is a summary of our RPS requirements and RECs over the last three years:

	December 31,
	2013	2012	2011
RPS	10%	10%	10%

RECs beginning of period	94,258	152,065	191,959
RECs generated	832,889	537,088	535,218
RPS requirement	(593,140)	(594,895)	(575,112)
Estimated Excess RECs carried forward	334,007	94,258	152,065

The amounts in the table above reflect estimates of the RECs for the year, with the final amounts determined in the following year and any prior year adjustment is reflected in the RECs generated. The penalty for not meeting the RPS is up to $10 per MWH for each REC short of the requirement. Given our portfolio of resources, including the addition of the Spion Kop wind project and carry forward RECs, we believe we will meet the Montana RPS requirements through at least 2028.

SOUTH DAKOTA

Our South Dakota electric utility business operates as a vertically integrated generation, transmission and distribution utility. We have the exclusive right to serve an area in South Dakota comprised of 25 counties with a combined 2010 census population of approximately 226,200. We provide retail electricity to more than 62,100 customers in 110 communities in South Dakota. In 2013, by category, residential, commercial and other sales accounted for approximately 38%, 55%, and 7%, respectively, of our South Dakota electric utility revenue. Peak demand was approximately 326 MWs, the average daily load was approximately 179 MWs, and more than 1.56 million MWHs were supplied during the year ended December 31, 2013.

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

Our electric supply load requirements are primarily provided by power plants that we own jointly with unaffiliated parties. Each of the jointly owned plants is subject to a joint management structure. We are not the operator of any of these plants. Except as otherwise noted, based upon our ownership interest, we are entitled to a proportionate share of the electricity generated in our jointly owned plants and are responsible for a proportionate share of the operating expense. During periods of lower demand, electricity in excess of our load requirements is sold in the competitive wholesale market. In 2013, this was approximately 6% of our share of the power generated. We estimate our base-load generation capacity is adequate to meet customer supply needs through at least 2015.

We use market purchases and peaking generation to provide peak supply in excess of our base-load capacity. We entered into an agreement with Basin Electric Power Cooperative to supply firm capacity of 11 MW in 2013, 15 MW in 2014, and 19 MW in 2015. We have a resource plan that includes estimates of customer usage and programs to provide for the economic, reliable and timely supply of energy. We continue to update our load forecast to identify the future electric energy needs of our customers, and we evaluate additional generating capacity requirements on an ongoing basis. We completed construction of a 60 MW simple cycle peaking facility located in Aberdeen, South Dakota and placed it in operation during April 2013. We also have several wholly owned peaking/standby generating units at seven locations throughout our service territory.

Details of our generating facilities are described further in the chart below.

Name and Location of Plant	Fuel Source	Plant Capacity (MW)	Ownership Interest	Demonstrated Capacity (MW)
Big Stone Plant, located near Big Stone City in northeastern South Dakota	Sub-bituminous coal	475	23.4%	111.15
Coyote I Electric Generating Station, located near Beulah, North Dakota	Lignite coal	427	10.0%	42.70
Neal Electric Generating Unit No. 4, located near Sioux City, Iowa	Sub-bituminous coal	644	8.7%	56.11
Aberdeen Generating Unit, located near Aberdeen, South Dakota	Natural gas	60	100.0%	43.87
Miscellaneous combustion turbine units and small diesel units (used only during peak periods)	Combination of fuel oil and natural gas		100.0%	106.13
Total Capacity				359.96

For the year ended December 31, 2013, 93% of the electricity utilized in South Dakota came from coal, 6% came from a wind purchased power contract, and 1% came from natural gas and fuel oil.

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

Instead of an RPS, South Dakota has a voluntary renewable and recycled energy objective. The objective states that 10% of all electricity sold at retail within South Dakota by 2015 be obtained from renewable energy and recycled energy sources. In 2013, approximately 5.4% of the South Dakota retail needs were generated from renewable resources.

Our South Dakota operations are a member of the MAPP, which is an area power pool arrangement consisting of utilities and power suppliers having transmission interconnections located in a nine-state area in the North Central region of the United States and in two Canadian provinces. WAPA is a member of MAPP. We are within WAPA's balancing authority and are transmission dependent on WAPA. WAPA has announced that it is evaluating joining the Southwest Power Pool (SPP) regional transmission organization by the end of 2015. Due to our transmission ties with WAPA, we have also begun an evaluation process of alternatives should WAPA move from MAPP. The terms and conditions of our agreements with MAPP and WAPA are subject to the jurisdiction of FERC.

We have a contract through 2020 with WAPA for transmission services, including transmission of electricity from Big Stone, Coyote, and Neal #4 to our South Dakota service areas through seven points of interconnection on WAPA's system. Transmission services under this agreement, and our costs for such services, are variable and depend upon a number of factors, including the respective parties' system peak demand and the number of our transmission assets that are integrated into WAPA's system. In 2013, our costs for services under this contract totaled approximately $4.5 million. Our tariffs in South Dakota generally allow us to pass through these transmission costs to our customers.

NATURAL GAS OPERATIONS

MONTANA

We distribute natural gas to approximately 184,300 customers in 105 Montana communities, along with propane to 563 customers in the Townsend area. We also serve several smaller distribution companies that provide service to approximately 32,000 customers. Our natural gas distribution system consists of approximately 5,000 miles of underground distribution pipelines. We transmit natural gas in Montana from production receipt points and storage facilities to distribution points and other nonaffiliated transmission systems. We transported natural gas volumes of approximately 42 Bcf, and our peak capacity was approximately 335,000 dekatherms per day during the year ended December 31, 2013.

Our natural gas transmission system consists of more than 2,000 miles of pipeline, which vary in diameter from two inches to 24 inches, and serve more than 130 city gate stations. We have connections in Montana with four major, nonaffiliated transmission systems: Williston Basin Interstate Pipeline, NOVA Gas Transmission Ltd., Colorado Interstate Gas, and Spur Energy. Seven compressor sites provide more than 42,000 horsepower, capable of moving more than 335,000 dekatherms per day. In addition, we own and operate two transmission pipelines through our subsidiaries, Canadian-Montana Pipe Line Corporation and Havre Pipeline Company, LLC.

We own and operate three working natural gas storage fields in Montana with aggregate working gas capacity of approximately 17.75 Bcf and maximum aggregate daily deliverability of approximately 195,000 dekatherms.

We have municipal franchises to transport and distribute natural gas in the Montana communities we serve. The terms of the franchises vary by community. They typically have a fixed 30 - 50 year term and continue indefinitely unless and until terminated by ordinance. Our policy generally is to seek renewal or extension of a franchise in the last year of its fixed term. We currently have 12 franchises, which account for approximately 41,000 or approximately 22 percent of our natural gas customers, where the fixed term has expired. We continue to serve those customers while we obtain formal renewals. During the next five years, seven additional municipal franchises are scheduled to reach the end of their fixed term. We do not anticipate termination of any of these franchises.
Natural gas is used for residential and commercial heating, and for fuel for two electric generating facilities. The demand for natural gas largely depends upon weather conditions. Our Montana retail natural gas supply requirements for the year ended December 31, 2013, were approximately 20.0 Bcf. Our Montana natural gas supply requirements for fuel for the year ended December 31, 2013, were approximately 6 Bcf. We have contracted with several major producers and marketers with varying contract durations to provide the anticipated supply to meet ongoing requirements. Our natural gas supply requirements are primarily fulfilled through third-party fixed-term purchase contracts and short-term market purchases. Our portfolio approach to natural gas supply is intended to enable us to maintain a diversified supply of natural gas sufficient to meet our supply requirements. We benefit from direct access to suppliers in the major natural gas producing regions in the United States, primarily the Rockies (Colorado), Montana, and Alberta, Canada.

Since 2010, we have acquired gas production and gathering system assets as a part of an overall strategy to provide rate stability and customer value through the addition of regulated assets that are not subject to market forces. As of December 31, 2013, these owned reserves total approximately 76.7 Bcf and are estimated to provide approximately 6.4 Bcf each year, or about 32 percent of our current annual natural gas load in Montana.

We file a biennial Natural Gas Procurement Plan, which provides the MPSC the procurement blueprint we intend to follow to meet our gas supply needs and reliability requirements and hedging strategies used to reduce price volatility. Our last filing was in December 2012.

 SOUTH DAKOTA AND NEBRASKA

We provide natural gas to approximately 86,700 customers in 60 South Dakota communities and four Nebraska communities. We have approximately 2,350 miles of underground distribution pipelines and 55 miles of transmission pipeline in South Dakota and Nebraska. In South Dakota, we also transport natural gas for eight gas-marketing firms and three large end-user accounts, currently serving 81 customers through our distribution systems. In Nebraska, we transport natural gas for four gas-marketing firms and one end-user account, servicing 68 customers through our distribution system. We delivered approximately 25.8 Bcf of third-party transportation volume on our South Dakota distribution system and approximately 3.2 Bcf of third-party transportation volume on our Nebraska distribution system during 2013.

We have municipal franchises to purchase, transport and distribute natural gas in the South Dakota and Nebraska communities we serve. The maximum term permitted under Nebraska law for these franchises is 25 years while the maximum term permitted under South Dakota law is 20 years. Our policy generally is to seek renewal or extension of a franchise in the last year of its term. During the next five years, 11 of our South Dakota franchises are scheduled to reach the end of their fixed term. We do not anticipate termination of any of these franchises.

Our South Dakota natural gas supply requirements for the year ended December 31, 2013, were approximately 6.3 Bcf. We have contracted with a third party under an asset management agreement to manage transportation and storage of supply to minimize cost and price volatility to our customers.

Our Nebraska natural gas supply requirements for the year ended December 31, 2013, were approximately 4.6 Bcf. We have contracted with a third party under an asset management agreement that includes pipeline capacity, supply, and asset optimization activities.

To supplement firm gas supplies in South Dakota and Nebraska, we contract for firm natural gas storage services to meet the heating season and peak day requirements of our natural gas customers.

REGULATION

Base rates are the rates we are allowed to charge our customers for the cost of providing delivery service, plus a reasonable rate of return on invested capital. We have both electric and natural gas base rates. We may ask the respective regulatory commission to increase base rates from time to time. We have historically been allowed to increase base rates to recover our utility plant investment and operating costs, plus a return on our capital investment. Rate increases are normally granted based on historical data and those increases may not always keep pace with increasing costs. Other parties may petition the respective regulatory commission to decrease base rates. For more information on current regulatory matters, see Note 4 - Regulatory Matters, to the Consolidated Financial Statements.

The following is a summary of our rate base and authorized rates of return in each jurisdiction:

Jurisdiction and Service	Implementation Date	Authorized Rate Base (millions) (1)	Estimated Rate Base (millions) (2)	Authorized Overall Rate of Return	Authorized Return on Equity	Authorized Equity Level
Montana electric delivery (4)	January 2011	632.5	774.5	7.8%	10.25%	48%
Montana - DGGS (4)	January 2011	172.7	137.5	8.16%	10.25%	50%
Montana - Colstrip Unit 4	January 2009	400.4	343.8	8.25%	10.00%	50%
Montana Spion Kop	December 2012	81.7	62.0	7.0%	10.00%	48%
Montana natural gas delivery	June 2013	309.2	362.7	7.48%	9.80%	48%
Montana natural gas production	November 2012	12.0	85.6	7.65%	10.00%	48%
South Dakota electric	September 1981	186.7	251.0	n/a	n/a	n/a
South Dakota natural gas (3)	December 2011	65.9	64.0	7.8%	n/a	n/a
Nebraska natural Gas (3)	December 2007	24.3	25.4	n/a	10.40%	n/a
		$1,885.4	$2,106.5
(1)    Rate base reflects amounts on which we are authorized to earn a return.
(2)    Rate base amounts are estimated as of December 31, 2013.
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

Electric and Natural Gas Supply Trackers - Rates for our Montana electric and natural gas supply are set by the MPSC. Supply rates are adjusted on a monthly basis for volumes and costs during each July to June 12-month tracking period. Annually, supply rates are adjusted to include any differences in the previous tracking year's actual to estimated information for recovery during the subsequent tracking year. We submit annual electric and natural gas tracker filings for the actual 12-month period ended June 30 and for the projected supply costs for the next 12-month period. The MPSC reviews such filings and makes its cost recovery determination based on whether or not our electric and natural gas energy supply procurement activities were prudent. If the MPSC subsequently determines that a procurement activity was imprudent, then it may disallow such costs.

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

Federal

We are subject to FERC's jurisdiction and regulations with respect to rates for electric transmission service in interstate commerce and electricity sold at wholesale rates, the issuance of certain securities, incurrence of certain long-term debt, and compliance with mandatory reliability regulations, among other things. Under FERC's open access transmission policy promulgated in Order No. 888, as owners of transmission facilities, we are required to provide open access to our transmission facilities under filed tariffs at cost-based rates. In addition, we are required to comply with FERC's Standards of Conduct, as amended, governing the communication of non-public information between our transmission employees and wholesale merchant employees.

In Montana, we sell transmission service, including ancillary services, across our system under terms, conditions and rates defined in our OATT, on file with FERC. We are required to provide retail transmission service in Montana under MPSC approved tariffs for customers still receiving “bundled" service and under the OATT for other wholesale transmission customers such as cooperatives.

Our South Dakota transmission operations underlie the MISO system and are part of the WAPA Control Area. The Coyote and Big Stone power plants in which we are a joint owner, are connected directly to the MISO system, and we have ownership rights in the transmission lines from these plants to our distribution system. We have negotiated a settlement as a grandfathered agreement with MISO and the other Big Stone, Neal #4, and Coyote power plant joint owners related to providing MISO with the information it needs to operate its system, while exempting us from assignment of MISO operational costs. We do not participate in the MISO markets directly as we utilize WAPA to handle our scheduling and power marketing activities. MISO provides the reliability coordinator functions for MAPP. We updated the South Dakota OATT to accommodate the required planning functions that rely heavily on MAPP's planning process and MAPP's coordination with MISO.

Our natural gas transportation pipelines are generally not subject to FERC's jurisdiction, although we are subject to state regulation. We conduct limited interstate transportation in Montana that is subject to FERC jurisdiction, but through a Hinshaw Exemption the FERC has allowed the MPSC to set the rates for this interstate service. We have capacity agreements in South Dakota with interstate pipelines that are subject to FERC jurisdiction.

Reliability Standards - NERC establishes, and regional reliability organizations enforce, mandatory reliability standards (Reliability Standards) regarding the bulk power system. The FERC oversees this process and independently enforces the Reliability Standards.

The Reliability Standards have the force and effect of law and apply to certain users of the bulk power electricity system, including electric utility companies, generators and marketers. The FERC enforces the Reliability Standards using, among other means, civil penalty authority. Under the Federal Power Act, the FERC may assess civil penalties of up to $1 million per day, per violation, for certain violations.

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

We strive to comply with all environmental regulations applicable to our operations. However, it is not possible to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or, what effect future laws or regulations may have on our operations. The EPA is in the process of proposing and finalizing a number of environmental regulations that will directly affect the electric industry over the coming years. These initiatives cover all sources - air, water and waste. For more information on environmental regulations and contingencies and related capital expenditures, see Note 20 - Commitments and Contingencies, to the Consolidated Financial Statements.

EMPLOYEES

As of December 31, 2013, we had 1,493 employees. Of these, 1,167 employees were in Montana and 326 were in South Dakota or Nebraska. Of our Montana employees, 415 were covered by six collective bargaining agreements involving five unions. All six of these agreements were renegotiated in 2012 for terms of four years. In addition, our South Dakota and Nebraska operations had 193 employees covered by the System Council U-26 of the International Brotherhood of Electrical Workers. This collective bargaining agreement expires on December 31, 2016. We consider our relations with employees to be good.

Executive Officers

Executive Officer	Current Title and Prior Employment	Age on Feb. 14, 2014
Robert C. Rowe	President, Chief Executive Officer and Director since August 2008. Prior to joining NorthWestern, Mr. Rowe was a co-founder and senior partner at Balhoff, Rowe & Williams, LLC, a specialized national professional services firm providing financial and regulatory advice to clients in the telecommunications and energy industries (January 2005-August, 2008); and served as Chairman and Commissioner of the Montana Public Service Commission (1993–2004).	58

Brian B. Bird	Vice President and Chief Financial Officer since December 2003. Prior to joining NorthWestern, Mr. Bird was Chief Financial Officer and Principal of Insight Energy, Inc., a Chicago-based independent power generation development company (2002-2003). Previously, he was Vice President and Treasurer of NRG Energy, Inc., in Minneapolis, MN (1997-2002). Mr. Bird serves on the board of directors of a NorthWestern subsidiary.	51

Michael R. Cashell	Vice President - Transmission since May 2011; formerly Chief Transmission Officer since November 2007; formerly Director Transmission Marketing and Business Planning since 2003. Mr. Cashell serves on the board of directors of a NorthWestern subsidiary.	51

Patrick R. Corcoran	Vice President-Government and Regulatory Affairs since December 2004; formerly Vice President-Regulatory Affairs since February 2002; formerly Vice President-Regulatory Affairs for the former Montana Power Company (2000-2002).	62

Heather H. Grahame	Vice President and General Counsel since August 2010. Prior to joining NorthWestern, Ms. Grahame was a partner in the law firm of Dorsey & Whitney, LLP, where she co-chaired its Telecommunications practice (1999-2010).	58

John D. Hines	Vice President - Supply since May 2011; formerly Chief Energy Supply Officer since January 2008; formerly Director - Energy Supply Planning since 2006. Previously, Mr. Hines served as the Montana representative to the NorthWest Power and Conservation Council (2003-2006).	55

Kendall G. Kliewer	Vice President and Controller since August 2006; Controller since June 2004; formerly Chief Accountant since November 2002. Prior to joining NorthWestern, Mr. Kliewer was a Senior Manager at KPMG LLP (1999-2002).	44

Curtis T. Pohl	Vice President - Distribution since May 2011; formerly Vice President-Retail Operations since September 2005; Vice President-Distribution Operations since August 2003; formerly Vice President-South Dakota/Nebraska Operations since June 2002; formerly Vice President-Engineering and Construction since June 1999. Mr. Pohl serves on the board of directors of a NorthWestern subsidiary.	49

Bobbi L. Schroeppel	Vice President, Customer Care, Communications and Human Resources since May 2009, formerly Vice President-Customer Care and Communications since September 2005; formerly Vice President-Customer Care since June 2002; formerly Director-Staff Activities and Corporate Strategy since August 2001; formerly Director-Corporate Strategy since June 2000.	45

Officers are elected annually by, and hold office at the pleasure of the Board of Directors (Board), and do not serve a “term of office” as such.

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

Our profitability is dependent on our ability to recover the costs of providing energy and utility services to our customers and earn a return on our capital investment in our utility operations. We provide service at rates established by several regulatory commissions. These rates are generally set based on an analysis of our costs incurred in a historical test year. In addition, each regulatory commission sets rates based in part upon their acceptance of an allocated share of total utility costs. When commissions adopt different methods to calculate inter-jurisdictional cost allocations, some costs may not be recovered. Thus, the rates we are allowed to charge may or may not match our costs at any given time. While rate regulation is premised on providing a reasonable opportunity to earn a reasonable rate of return on invested capital, there can be no assurance that the applicable regulatory commission will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of such costs.

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

In September 2012, we received a non-binding decision from a FERC Administrative Law Judge (ALJ) concluding that we should only recover approximately 4.4% of the revenue requirement from FERC jurisdictional customers. Although we are asking the FERC to reject this decision, there is significant uncertainty related to the FERC's ultimate treatment of our cost allocation methodology, which could result in an inability to fully recover our costs.

In October 2013, the MPSC concluded that $1.4 million of incremental costs associated with regulation service acquired from third parties during a 2012 outage at DGGS were imprudently incurred, and disallowed recovery. We have appealed that decision to the Montana district court. While we believe this to be an isolated incident associated with specific circumstances at DGGS, the MPSC may use this determination as precedent for disallowing replacement costs in the future.

We are subject to many FERC rules and orders that regulate our electric and natural gas business. We must also comply with established reliability standards and requirements, which apply to the NERC functions for which we have registered in both the MRO for our South Dakota operations and the WECC for our Montana operations. The FERC, NERC, or a regional reliability organization may assess penalties against any responsible entity that violates their rules, regulations or standards. Violations may be discovered through various means, including self-certification, self-reporting, compliance investigations, periodic data submissions, exception reporting, and complaints. Penalties for the most severe violations can reach as high as $1 million per violation, per day. If a serious reliability incident or other incidence of noncompliance did occur, it could have a material adverse effect on our operating and financial results.

We are subject to extensive environmental laws and regulations and potential environmental liabilities, which could result in significant costs and additional liabilities.

We are subject to extensive laws and regulations imposed by federal, state, and local government authorities in the ordinary course of operations with regard to the environment, including environmental laws and regulations relating to air and water quality, protection of natural resources, migratory birds and other wildlife, solid waste disposal, coal ash and other environmental considerations. We believe that we are in compliance with environmental regulatory requirements; however, possible future developments, such as more stringent environmental laws and regulations, and the timing of future enforcement proceedings that may be taken by environmental authorities, could affect our costs and the manner in which we conduct our business and could require us to make substantial additional capital expenditures or abandon certain projects.

National and international actions have been initiated to address global climate change and the contribution of greenhouse gas (GHG) emissions including, most significantly, carbon dioxide. These actions include legislative proposals, executive and EPA actions at the federal level, actions at the state level, and private party litigation relating to GHG emissions. In June 2013, President Obama announced that he would use Executive Powers to require reductions in the amount of carbon dioxide emitted by the nation's power plants. Under the President's plan, it is possible that existing power plants may be required to comply with GHG emission performance standards as soon as July, 2016. If legislation or regulations are passed at the federal or state levels imposing mandatory reductions of carbon dioxide and other GHGs on generation facilities, the cost to us of such reductions could be significant.

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

In order to complete the Hydro Transaction, we must obtain certain approvals from the MPSC and other state and federal agencies. These regulatory agencies may not approve the transaction, or may approve the transaction subject to terms or conditions that could delay closing, impose additional costs, impact the transaction's anticipated benefits, or cause the transaction to terminate. In addition, failure to obtain approvals on terms consistent with our application could negatively affect credit ratings and equity valuation, and our ability to invest in our Montana utility operations, including but not limited to supply.

In connection with the Hydro Transaction, we entered into a $900 million 364-day senior bridge credit facility (bridge facility), which may be used to temporarily finance a significant portion of the acquisition and pay related fees and expenses in the event that permanent financing is not in place at the time of the closing of the transaction. The permanent financing is anticipated to include a mix of long-term debt and common equity. Although we believe we have taken prudent steps to position ourselves for successful capital raises, there can be no assurance as to the ultimate cost or availability of permanent financing.

Our business strategy also includes significant investment in capital improvements and additions to modernize existing infrastructure, generation investments and transmission capacity expansion. The completion of generation and natural gas investments and transmission projects are subject to many construction and development risks, including, but not limited to, risks related to permitting, financing, regulatory recovery, escalating costs of materials and labor, meeting construction budgets and schedules, and environmental compliance. In addition, these capital projects may require a significant amount of capital expenditures. We cannot provide certainty that adequate external financing will be available to support such projects. Additionally, borrowings incurred to finance construction may adversely impact our leverage, which could increase our cost of capital.

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

For example, in early July 2013, following the return to service from a scheduled maintenance outage, Colstrip Unit 4 tripped off-line and incurred damage to its stator and rotor. Colstrip Unit 4 returned to service in early 2014. There is no assurance that we will be able to fully recover our costs for the purchase of replacement power while Colstrip Unit 4 was out of service.

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

During September 2013, we implemented a new customer information system. There are inherent risks associated with replacing and changing these types of systems, such as delayed and / or inaccurate customer bills, potential disruption of our business, and substantial unplanned costs, any of which could harm our reputation and have a material adverse effect on our business, financial condition or results of operations.

Consistent with our expectations, we have experienced billing delays, which resulted in delays in collections of customer receivables and increased bad debt expense during the transition to this new system. Any additional unexpected significant difficulties in completing the transition of our customer information system could materially impact our ability to timely and accurately record, process and report information that is important to our business.

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

Terrorist acts, cyber attacks (such as hacking and viruses) or other similar events could harm our business by limiting our ability to generate, purchase or transmit power and by delaying the development and construction of new generating facilities and capital improvements to existing facilities. These events, and governmental actions in response, could result in a material decrease in revenues and significant additional costs to repair and insure assets, and could adversely affect our operations by contributing to the disruption of supplies and markets for natural gas, oil and other fuels. These events could also impair our ability to raise capital by contributing to financial instability and reduced economic activity.

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

ITEM 3.  LEGAL PROCEEDINGS

We discuss details of our legal proceedings in Note 20 - Commitments and Contingencies, to the Consolidated Financial Statements. Some of this information is about costs or potential costs that may be material to our financial results.

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, which is traded under the ticker symbol NWE, is listed on the New York Stock Exchange (NYSE). As of February 14, 2014, there were approximately 40,821 common stockholders of record.

Dividends

We pay dividends on our common stock after our Board declares them. The Board reviews the dividend quarterly and establishes the dividend rate based upon such factors as our earnings, financial condition, capital requirements, debt covenant requirements and/or other relevant conditions. Although we expect to continue to declare and pay cash dividends on our common stock in the future, we cannot assure that dividends will be paid in the future or that, if paid, the dividends will be paid in the same amount as during 2013. Quarterly dividends were declared and paid on our common stock during 2013 as set forth in the table below.

QUARTERLY COMMON STOCK PRICE RANGES AND DIVIDENDS

	Prices
	High	Low	Cash Dividends Paid
2013-
Fourth Quarter	$47.18	$41.31	$0.38
Third Quarter	45.85	39.08	0.38
Second Quarter	43.17	38.12	0.38
First Quarter	40.35	35.06	0.38
2012
Fourth Quarter	$36.70	$32.98	$0.37
Third Quarter	37.96	35.44	0.37
Second Quarter	37.05	33.72	0.37
First Quarter	36.39	34.22	0.37

On February 14, 2014, the last reported sale price on the NYSE for our common stock was $46.34.

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

FIVE-YEAR FINANCIAL SUMMARY

	Year Ended December 31,
	2013	2012	2011	2010	2009
Financial Results (in thousands, except per share data)
Operating revenues	$1,154,519	$1,070,342	$1,117,316	$1,110,720	$1,141,910
Net income	93,983	98,406	92,556	77,376	73,420
Basic earnings per share	2.46	2.67	2.55	2.14	2.03
Diluted earnings per share	2.46	2.66	2.53	2.14	2.02
Dividends declared & paid per common share	1.52	1.48	1.44	1.36	1.34
Financial Position
Total assets	$3,715,260	$3,485,533	$3,210,438	$3,037,669	$2,795,132
Long-term debt and capital leases, including current portion and short-term borrowings	1,327,604	1,211,182	1,110,063	1,103,922	1,024,186
Ratio of earnings to fixed charges	2.5	2.7	2.5	2.5	2.3

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

OVERVIEW

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and natural gas to approximately 678,200 customers in Montana, South Dakota and Nebraska. As you read this discussion and analysis, refer to our Consolidated Statements of Income, which present the results of our operations for 2013, 2012 and 2011. Following is a brief overview of highlights for 2013, and a discussion of our strategy and outlook.

SIGNIFICANT ITEMS

Significant items for the year ended December 31, 2013 include:

•
On September 26, 2013, we entered into an agreement to purchase hydro-electric generating facilities with approximately 633 megawatts of generation capacity, which is expected to close in the second half of 2014.

•	Acquired additional natural gas production interests in Montana for approximately $68.7 million.

•	Placed into service the Aberdeen Generating Station, a 60 MW natural gas peaking facility, which was constructed for a total cost of approximately $54.3 million.

•	Received approval from the MPSC to increase rates effective April 1, 2013, in our natural gas distribution rate case.

•	Successfully accessed the capital markets to fund growth projects and extend debt maturities as follows:

◦	Received proceeds of approximately $56.8 million after commissions and other fees from the sale of 1,381,494 common shares under our Equity Distribution Agreement,

◦	Extended the maturity date of our revolving credit facility to November 5, 2018, and

◦	Issued $35 million of First Mortgage Bonds at 3.99% and $65 million of First Mortgage Bonds at 4.85%, maturing in 2028 and 2043, respectively.

Hydro Transaction
On September 26, 2013, we entered into an agreement with PPL Montana, LLC (PPL Montana), a wholly owned subsidiary of PPL Corporation, to purchase PPL Montana's hydro-electric generating facilities and associated assets located in Montana, which includes approximately 633 megawatts of hydro-electric generation capacity, for a purchase price of $900 million (Hydro Transaction). The purchase price will be subject to a number of adjustments, including the proration of operating expenses, the performance of planned capital expenditures, and the termination of certain power purchase agreements.

The Hydro Transaction includes the Kerr Project, a 194 megawatt hydro-electric generating facility. The FERC license for the Kerr Project provides the Confederated Salish and Kootenai Tribes of the Flathead Reservation (CSKT) an option to acquire the facility between September 2015 and September 2025. We believe CSKT will exercise their option and acquire the Kerr Project in September 2015. PPL Montana and CSKT are currently involved in arbitration over the conveyance price of the Kerr Project. Under our agreement with PPL Montana, the $900 million purchase price includes a $30 million reference price to the Kerr Project. If CSKT exercises their option and ultimately pays more than $30 million for the Kerr Project, we will pay the difference to PPL Montana. If CSKT pays less than $30 million for the Kerr Project, PPL Montana will pay the difference to us.

Completion of the Hydro Transaction is subject to customary conditions and approvals, including approval from the FERC, the MPSC, other state and federal agencies and as required by the Hart-Scott-Rodino Antitrust Improvements Act. In December 2013, we submitted an application with the MPSC to acquire these assets, and in January 2014, we submitted three applications with the FERC concerning the Hydro Transaction. For further information on these filings see Note 4 - Regulatory Matters. Either party may terminate the agreement if the closing does not occur by September 26, 2014; however, this date will be extended for an additional six months if any governmental approval is still pending. Assuming receipt of reasonably satisfactory regulatory approvals, we expect the Hydro Transaction to close in the second half of 2014.

The permanent financing for the Hydro Transaction is anticipated to be a combination of long-term debt, new equity issuance and cash flows from operations. The Hydro Transaction is supported by a fully committed $900 million 364-day senior bridge credit facility (see Note 11 - Short-Term Borrowings).

During 2013, we incurred approximately $4.4 million of legal and professional fees associated with the Hydro Transaction and approximately $1.9 million of expenses related to the bridge credit facility.

If the acquisition is completed during the second half of 2014, we expect to sell any excess generation in the market and provide revenue credits to our Montana retail customers until CSKT exercises their option to acquire the Kerr Project. If CSKT exercises their option to acquire the Kerr Project in September 2015, we will own approximately 60 percent of our average electric load serving requirements in Montana.

Natural Gas Production Assets
In December 2013, we completed the purchase of additional natural gas production interests in northern Montana's Bear Paw Basin for approximately $68.7 million, subject to post-closing purchase price adjustments. This purchase includes an interest in the Havre Pipeline Company, LLC (Havre Pipeline), which represents approximately $6 million of the purchase price. As of December 31, 2013, the amount of net proven developed producing reserves associated with the acquisition was estimated to be 57.5 billion cubic feet. We estimate the current annual production associated with this acquisition to be approximately 24 percent of our total annual natural gas load in Montana, which increases our total owned production to approximately 32 percent. We expect the natural gas production interests acquired in 2013 to provide additional income before income taxes of approximately $3.7 million in 2014.

Aberdeen Generating Station
On April 30, 2013, we began commercial operations of the Aberdeen Generating Station, a 60 MW natural gas peaking facility located in Aberdeen, South Dakota. This facility was constructed for a total cost of $54.3 million and is intended to provide peaking reserve margin necessary to comply with capacity reserve requirements.

Montana Natural Gas Rate Increase
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

In March 2012, the MPSC issued a final order that found the total project costs incurred were prudent and established final rates. The MPSC's final order approves using our proposed cost allocation methodology on a temporary basis, and requires us to complete a study of the relative contribution of retail and wholesale customers to regulation capacity needs. The results of this study may be used in determining future cost allocations between retail and wholesale customers.

In our DGGS FERC proceedings, total project costs were not challenged and the parties to the case stipulated to the revenue requirement; however, intervenors challenged the allocation of costs. We proposed allocating 20% of the DGGS revenue requirement to FERC jurisdictional customers, based on our past practice of allocating 20% of the contracted costs for these services to FERC jurisdictional customers. A hearing was held in June 2012 before a FERC ALJ to consider this proposed allocation methodology.

In September 2012, we received an initial decision from the ALJ concluding that we should only recover approximately 4.4% of the revenue requirement from FERC jurisdictional customers. The ALJ's initial decision is nonbinding. As a result of the ALJ's nonbinding decision, we have cumulative deferred revenue of approximately $24.5 million, which is subject to refund and recorded within current regulatory liabilities in the Consolidated Balance Sheets.

We do not know when the FERC will consider the matter and issue its decision. The FERC is not obligated to follow any of the ALJ's findings and conclusions, and the FERC can accept or reject the decision in whole or in part. If the FERC upholds the ALJ's decision and a portion of the costs are effectively disallowed, we would be required to assess DGGS for impairment. If we disagree with a decision issued by the FERC, we may pursue full appellate rights through rehearing and appeal to a United States Circuit Court of Appeals, which could extend into 2015 or beyond. We continue to bill FERC jurisdictional customers interim rates that have been in effect since January 1, 2011. These interim rates are subject to refund plus interest pending final resolution at FERC. We expect to defer revenues of approximately $0.7 million per month during 2014 pending final resolution at FERC.

STRATEGY

We are focused on providing our customers with safe and reliable service at reasonable rates. In response to our aging infrastructure, we continue to make significant capital investments in our generation, distribution and transmission assets in excess of our depreciation, which is the amount of these costs we recover through rates. Investing in our system and making prudent acquisitions for integrating supply resources provide us the opportunity to grow our rate base and earn a reasonable return on invested capital. These investments also reflect our focus on maintaining our system reliability, and allow us to pursue the deployment of newer technology that promotes the efficient use of electricity, including smart grid. See the “Capital Requirements" discussion below for further detail on planned maintenance capital expenditures.

During 2014, we will also be focused on closing the Hydro Transaction and fully integrating our most recent acquisition of natural gas production assets, both of which are intended to help stabilize our customers’ energy costs.

Regulatory Matters

General rate cases are necessary to cover the cost of providing safe, reliable service, while contributing to earnings growth and achieving our financial objectives. As noted above, during 2013 we received MPSC approval to increase our natural gas delivery rates in Montana.

During the first quarter of each year we evaluate the need for electric and natural gas rate changes in each state in which we provide service.

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

DSIP completed its first full year of production after a two-year phase in period. This nearly $380 million ($290 million capital and $90 million expense), multi-year effort to accelerate the replacement and modernization of our existing electric and natural gas distribution system in Montana is intended to address a number of objectives to arrest and/or reverse the trend in aging infrastructure while maintaining and/or improving upon our already high level of safety and reliability. During 2013, we had DSIP capital expenditures of approximately $47 million. We expect DSIP capital expenditures of approximately $52 million during 2014.

Incremental operating and maintenance costs related to the phase-in of DSIP during 2012 and 2011 were deferred in accordance with the MPSC's approval of an accounting order. Incremental DSIP costs for 2013 forward are being expensed as incurred and the amounts previously deferred are being amortized over five years. During 2013 we amortized approximately $3.1 million and incurred incremental DSIP expenses of approximately $9.3 million. We expect DSIP expenses to be at a similar level during 2014.

Other Supply Investments

South Dakota Electric

The Big Stone and Neal #4 electric generation facilities are subject to additional emission reduction requirements. Our current estimate of project costs for Big Stone is approximately $405 million (our share is 23.4%) and is expected to be operational by 2016. As of December 31, 2013, we have capitalized costs of approximately $40.5 million related to this project. Neal #4 began incurring costs in 2011 and the project was substantially completed in 2013. Our share (8.7%) of the capitalized costs related to this project were approximately $22.6 million.

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

OVERALL CONSOLIDATED RESULTS

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

	Year Ended December 31,
	2013	2012	Change	% Change
	(in millions)
Operating Revenues
Electric	$865.2	$805.6	$59.6	7.4%
Natural Gas	287.6	263.4	24.2	9.2
Other	1.7	1.3	0.4	30.8
	$1,154.5	$1,070.3	$84.2	7.9%

	Year Ended December 31,
	2013	2012	Change	% Change
	(in millions)
Cost of Sales
Electric	$358.7	$277.8	$80.9	29.1%
Natural Gas	120.9	117.6	3.3	2.8
	$479.6	$395.4	$84.2	21.3%

	Year Ended December 31,
	2013	2012	Change	% Change
	(in millions)
Gross Margin
Electric	$506.5	$527.8	$(21.3)	(4.0)%
Natural Gas	166.7	145.8	20.9	14.3
Other	1.7	1.3	0.4	30.8
	$674.9	$674.9	$—	—%

Consolidated gross margin in 2013 was $674.9 million, which remained flat from gross margin in 2012. Factors that impacted gross margin included:

Gross Margin 2013 vs. 2012
(in millions)
Natural gas and electric retail volumes	$11.9
Natural gas production	8.1
Montana natural gas rate increase	6.6
Spion Kop revenue	5.6
DGGS revenues	5.1
Property tax trackers	3.8
Electric transmission	3.7
Natural gas transportation capacity	1.3
Electric QF supply costs	1.0
Gain on CELP arbitration decision	(47.9)
Operating expenses recovered in trackers	(2.0)
Demand Side Management (DSM) lost revenues	(0.3)
Other	3.1
Consolidated Gross Margin	$—

The changes in gross margin include the following:

•	An increase in natural gas and electric retail volumes due primarily to colder winter and spring weather;

•
An increase in natural gas production margin primarily due to the full period effect of the acquisition of gas production assets in the third quarter of 2012 and the acquisition of gas production assets in December 2013, which is subject to refund;

•	An increase in Montana natural gas delivery rates implemented in April 2013;

•	The acquisition of the Spion Kop wind farm in the fourth quarter of 2012;

•	Higher DGGS revenue primarily due to the inclusion in 2012 results of a $6.4 million deferral of revenues collected in 2011 related to the FERC ALJ nonbinding decision as discussed above;

•	An increase in property taxes included in trackers;

•	An increase in electric transmission revenues due to market pricing and other conditions;

•	An increase in demand for natural gas transportation capacity; and

•	Lower QF related supply costs based on actual QF pricing and output.

These increases were offset by:

•	A $47.9 million gain recognized in 2012 associated with a favorable arbitration decision related to a dispute over energy and capacity rates with Colstrip Energy Limited Partnership (CELP),

•	Lower revenues for operating expenses recovered in trackers, primarily related to customer efficiency programs; and

•
A $1.2 million decrease in natural gas DSM lost revenues, which includes approximately $0.5 million related to 2012, offset in part by a $0.9 million increase in electric DSM lost revenues recovered through our supply trackers related to efficiency measures implemented by customers.

Demand-side management (DSM) lost revenues - Base rates, including impacts of past DSM activities, are reset in general rate case filings. As time passes between rate cases, more energy saving measures (primarily more efficient residential and commercial lighting) are implemented, causing an increase in DSM lost revenues. Historically, the MPSC had authorized us to include a calculation of lost revenues based on actual historic DSM program activity, but prohibited the inclusion of forecasted or estimated future lost revenue in the electric tracker. In its April 2012 order, the MPSC authorized us to include forecasted lost revenues in future tracker filings. We had not recognized the entire forecasted amount, pending MPSC review of a detailed independent study supporting our requested DSM lost revenues that we filed during the first quarter of 2013.

During October 2013, the MPSC approved an order related to our 2012 electric supply tracker filing (covering July 1, 2011 through June 30, 2012), which includes a decision on their review of the independent study related to our request for DSM lost revenues and addresses future DSM lost revenue recovery. During 2013, we recognized approximately $9.0 million of DSM lost revenues, which includes approximately $1.9 million related to calendar year 2012 that we had previously deferred pending outcome of the review of the study results.

The order also includes a provision expressing concern with the policy of continuing to allow DSM lost revenue recovery, indicating that we bear the burden of demonstrating why any incremental DSM lost revenue recovery from the date of its order forward is reasonable and in the public interest. Based on the MPSC's order, we expect to be able to collect at least $7.1 million of DSM lost revenues for each annual tracker period; however, since the 2013 annual tracker filing (covering July 1, 2012 through June 30, 2013) is still subject to final approval, the MPSC may ultimately require us to refund a portion of the DSM lost revenues we have recognized since July 2012. We do not expect the MPSC to issue a final order related to the 2013 annual tracker filing until at least the second half of 2014.

	Year Ended December 31,
	2013	2012	Change	% Change
	(in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$285.6	$270.0	$15.6	5.8%
Mountain States Transmission Intertie (MSTI)	—	24.0	(24.0)	100.0
Property and other taxes	105.5	97.7	7.8	8.0
Depreciation	112.8	106.0	6.8	6.4
	$503.9	$497.7	$6.2	1.2%

Consolidated operating, general and administrative expenses were $285.6 million in 2013 as compared to $270.0 million in 2012. Primary components of this change include the following:

Operating, General, & Administrative Expenses 2013 vs. 2012
(in millions)
DSIP expenses	$12.4
Hydro Transaction costs	4.4
Labor	4.4
Plant operator costs	4.2
Natural gas production	3.0
Nonemployee directors deferred compensation	2.6
Bad debt expense	1.4
Pension and employee benefits	(15.4)
Operating expenses recovered in trackers	(2.0)
Other	0.6
Increase in Operating, General & Administrative Expenses	$15.6

The increase in operating, general and administrative expenses of $15.6 million was primarily due to the following:

•	DSIP expenses of $12.4 million as discussed above;

•	Legal and professional fees associated with the Hydro Transaction. We expect to incur additional Hydro Transaction related legal and professional fees during 2014;

•	Increased labor costs due primarily to compensation increases, a larger number of employees, and less time spent on capital projects, which increases expense;

•	Higher plant operator costs primarily due to the Spion Kop acquisition and higher maintenance and outage costs at Colstrip Unit 4 and Neal #4;

•	Higher natural gas production costs due to the acquisition of the natural gas production assets discussed above;

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

•	Higher bad debt expense, due to a combination of higher revenues and slower collections of receivables from customers related to our customer information systems implementation.

These increases were partly offset by:

•
Decreased pension expense of approximately $19.1 million offset in part by higher incentive and other employee benefit costs. Our Montana pension costs are included in expense on a pay as you go (cash funding) basis. We received a pension accounting order from the MPSC in 2008, which based our Montana pension expense on an average of our funding requirements for calendar years 2005 through 2012 in order to smooth the impact of increased cash funding. Our pension expense decreased to $11.9 million in 2013 as compared with $29.4 million in 2012. We expect pension expense in 2014 to be comparable with 2013 expense; and

•	Lower operating expenses recovered in trackers, primarily related to customer efficiency programs. These costs are included in our supply trackers and have no impact on operating income.

In the third quarter of 2012, we recorded a charge of approximately $24.0 million for the impairment of substantially all of the preliminary survey and investigative costs associated with MSTI, a proposed 500 kV transmission project from southwestern Montana to southeastern Idaho with a potential capacity of 1500 MWs.

Property and other taxes were $105.5 million in 2013 as compared with $97.7 million in 2012. This increase was due primarily to higher assessed property valuations in Montana and plant additions.

Depreciation expense was $112.8 million in 2013 as compared with $106.0 million in 2012. This reflects an increase in depreciation expense due to plant additions, offset in part by a reduction in depreciation expense of approximately $4.5 million as a result of new depreciation studies conducted by an independent consultant and implemented during the second quarter of 2013. These studies reflect longer asset lives on our electric and natural gas assets in Montana, and electric assets in South Dakota. While we expect depreciation expense to increase in 2014 due to plant additions, this will be partially offset by approximately $1.5 million for the first quarter of 2014 as the reduction in depreciation rates was implemented in the second quarter of 2013.

Consolidated operating income in 2013 was $171.0 million, as compared with $177.2 million in 2012. This decrease was primarily due to higher operating, general and administrative expenses partly offset by the 2012 MSTI impairment as discussed above.

Consolidated interest expense in 2013 was $70.5 million, an increase of $5.4 million, or 8.3%, from 2012. This increase includes $1.9 million of expenses associated with the bridge credit facility related to the Hydro Transaction, higher interest from the issuance of long-term debt, and interest accrued on amounts subject to refund. We expect interest expense to increase by approximately $8.5 million in 2014 as a result of expenses associated with the bridge credit facility and $100 million of debt issued in December 2013. See "Liquidity and Capital Resources" for additional information regarding our financing activities.

Consolidated other income in 2013 was $7.7 million as compared with $4.4 million in 2012. This increase was primarily due to a $2.6 million gain on deferred shares held in trust for non-employee directors deferred compensation discussed above and higher capitalization of AFUDC.

We had a consolidated income tax expense in 2013 of $14.3 million as compared with $18.1 million in 2012. Our effective tax rate was 13.2% for 2013 and 15.5% for 2012. The following table summarizes the significant differences from the Federal statutory rate, which resulted in reduced income tax expense:

	Year Ended December 31,
	2013	2012
	(in millions)
Income Before Income Taxes	$108.3	$116.5

Income tax calculated at 35% Federal statutory rate	37.9	40.8

Permanent or flow through adjustments:
State income, net of federal provisions	(3.1)	1.1
Flow through repairs deductions	(17.8)	(16.4)
Production tax credits	(3.2)	—
Plant and depreciation of flow through items	(0.6)	(1.3)
Recognition of state NOL benefit	—	(2.4)
Prior year permanent return to accrual adjustments	0.5	(1.9)
Other, net	0.6	(1.8)
	$(23.6)	$(22.7)

Income tax expense	$14.3	$18.1

Our effective tax rate differs from the federal statutory tax rate of 35% primarily due to the regulatory impact of flowing through federal and state tax benefits of repairs deductions and state tax benefit of bonus depreciation deductions. The regulatory accounting treatment of these deductions requires immediate income recognition for temporary tax differences of this type, which is referred to as the flow-through method. When the flow through method of accounting for temporary differences is reflected in regulated revenues, we record deferred income taxes and establish related regulatory assets and liabilities.

We recognized federal repairs related tax benefits of $17.8 million and $16.4 million for 2013 and 2012, respectively. In September 2013, the IRS issued final tangible property regulations, which includes final guidance on a safe harbor method for determining the tax treatment of repair costs related to electric transmission and distribution property. The regulations are not effective until tax years beginning on or after January 1, 2014; however, certain portions require a tax accounting method change on a retroactive basis, thus requiring an adjustment related to fixed and real asset deferred taxes. Based on our preliminary analysis of the tangible property regulations, no material adjustments were recorded during 2013. We will continue to monitor the impact of any future changes to the tangible property regulations on our tax positions prospectively.

We recognized state tax bonus depreciation related benefits (included in State income, net of federal provisions in the table above) of $3.9 million and $2.8 million for 2013 and 2012, respectively. We expect bonus depreciation related benefits to be minimal in 2014.

During 2012, we recognized a $2.4 million favorable state net operating loss (NOL) carryforward utilization benefit due to changes in our estimates of taxable income. Previously, we maintained a valuation allowance against certain state NOL carryforwards based on our forecast of taxable income and our estimate that a portion of these NOL carryforwards would more likely than not expire before we could use them.

While we reflect an income tax provision in our Consolidated Financial Statements, we expect our cash payments for income taxes will be minimal through at least 2016, based on our projected taxable income and anticipated use of consolidated NOL carryforwards.

Consolidated net income in 2013 was $94.0 million as compared with $98.4 million in 2012. This decrease was primarily due to lower operating income and higher interest expense, partly offset by higher other income and lower income tax expense.

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

Consolidated gross margin in 2012 was $674.9 million, an increase of $52.2 million, or 8.4%, from gross margin in 2011. Primary components of this change included the following:

Gross Margin 2012 vs. 2011
(in millions)
Gain on CELP arbitration decision	$47.9
DSM lost revenues	5.9
Montana property tax tracker	4.0
Gas production	3.3
Electric transmission	2.3
South Dakota natural gas rate increase	1.7
Natural gas and electric retail volumes	(7.0)
DGGS revenues	(3.8)
Operating expenses recovered in trackers	(1.3)
Other	(0.8)
Increase in Consolidated Gross Margin	$52.2

This $52.2 million increase includes the following:

•	A $47.9 million gain associated with a favorable arbitration decision related to a dispute over energy and capacity rates with CELP, as discussed above;

•	An increase in DSM lost revenues recovered through our supply trackers related to efficiency measures implemented by customers;

•	An increase in Montana property taxes included in a tracker as compared to 2011;

•
An increase in gas production margin due to the inclusion of Battle Creek in rates, including approximately $1.1 million that we had deferred in prior periods based on the difference between our cost of service and current natural gas market prices. The acquisition of the Bear Paw Basin assets in the third quarter of 2012 also contributed to the higher gas production margin;

•	An increase in transmission revenues due to higher demand to transmit energy for others across our lines; and

•	An increase in South Dakota natural gas rates implemented in December 2011.

These increases were partly offset by the following:

•	A decrease in natural gas retail volumes, and to a lesser extent electric residential retail volumes, due primarily to warmer winter and spring weather;

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

•	Lower revenues for operating expenses recovered in trackers, primarily due to lower environmental remediation costs, partly offset by increases in costs for customer efficiency programs.

	Year Ended December 31,
	2012	2011	Change	% Change
	(in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$270.0	$267.2	$2.8	1.0%
MSTI impairment	24.0	—	$24.0	100.0%
Property and other taxes	97.7	89.1	8.6	9.7
Depreciation	106.0	100.9	5.1	5.1
	$497.7	$457.2	$40.5	8.9%

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

Consolidated interest expense in 2012 was $65.1 million, a decrease of $1.8 million, or 2.7%, from 2012. This decrease was primarily due to lower interest rates on debt outstanding and higher capitalization of AFUDC.

Consolidated other income in 2012 was $4.4 million, as compared with $3.9 million in 2011. This increase was primarily due to higher capitalization of AFUDC, offset in part by a $1.7 million lower gain in 2012 on deferred shares held in trust for non-employee directors deferred compensation as discussed above.

We had a consolidated income tax expense in 2012 of $18.1 million as compared with $10.1 million in 2011. Our effective tax rate was 15.5% for 2012 and 9.8% for 2011. The following table summarizes the significant differences from the Federal statutory rate, which resulted in reduced income tax expense:

	Year Ended December 31,
	2012	2011
	(in millions)
Income Before Income Taxes	$116.5	$102.6

Income tax calculated at 35% Federal statutory rate	40.8	35.9

Permanent or flow through adjustments:
Flow-through repairs deductions	(16.4)	(13.4)
Flow-through of state bonus depreciation deduction	(2.8)	(7.6)
Recognition of state NOL benefit	(2.4)	(2.4)
Prior year permanent return to accrual adjustments	(1.9)	(3.9)
State income tax & other, net	0.8	1.5
	$(22.7)	$(25.8)

Income tax expense	$18.1	$10.1

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

•	Wholesale: Sales of electricity to electric cooperatives, municipalities and other electric utilities, the prices for which are based on prevailing market prices.

•	Other: Miscellaneous electric revenues.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

	Results
	2013	2012	Change	% Change
	(in millions)
Retail revenue	$781.7	$747.9	$33.8	4.5%
Regulatory amortization	25.1	10.0	15.1	151.0
Total retail revenues	806.8	757.9	48.9	6.5
Transmission	50.1	46.4	3.7	8.0
Ancillary Services	1.5	(6.1)	7.6	(124.6)
Wholesale	2.0	3.0	(1.0)	(33.3)
Other	4.8	4.4	0.4	9.1
Total Revenues	865.2	805.6	59.6	7.4
Total Cost of Sales	358.7	277.8	80.9	29.1%
Gross Margin	$506.5	$527.8	$(21.3)	(4.0)%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2013	2012	2013	2012	2013	2012
	(in thousands)
Retail Electric
Montana	$271,283	$255,623	2,411	2,356	276,353	273,984
South Dakota	48,574	47,696	580	544	49,298	48,929
Residential	319,857	303,319	2,991	2,900	325,651	322,913
Montana	321,261	308,077	3,182	3,199	62,744	62,102
South Dakota	69,800	69,639	965	938	12,073	12,113
Commercial	391,061	377,716	4,147	4,137	74,817	74,215
Industrial	41,495	37,835	2,922	2,876	74	74
Other	29,316	29,074	187	199	5,991	5,990
Total Retail Electric	$781,729	$747,944	10,247	10,112	406,533	403,192
Total Wholesale Electric	$1,993	$2,959	94	183	N/A	N/A

	Degree Days			2013 as compared with:
Cooling Degree-Days	2013	2012	Historic Average	2012	Historic Average
Montana	438	450	301	3% colder	46% warmer
South Dakota	848	1,084	734	22% colder	16% warmer

	Degree Days			2013 as compared with:
Heating Degree-Days	2013	2012	Historic Average	2012	Historic Average
Montana	7,817	7,331	7,888	7% colder	1% warmer
South Dakota	8,292	6,387	7,632	30% colder	9% colder

The following summarizes the components of the changes in electric margin for the years ended December 31, 2013 and 2012:

Gross Margin 2013 vs. 2012
(in millions)
Gain on CELP arbitration decision	$(47.9)
Operating expenses recovered in trackers	(1.1)
Spion Kop revenue	5.6
Retail volumes	5.4
DGGS revenues	5.1
Property tax trackers	3.8
Transmission	3.7
QF supply costs	1.0
DSM lost revenues	0.9
Other	2.2
Decrease in Gross Margin	$(21.3)

This decrease in margin is primarily due to:

•	A $47.9 million gain in 2012 associated with a favorable arbitration decision related to a dispute over energy and capacity rates with CELP; and

•	Lower revenues for operating expenses recovered in trackers, primarily related to customer efficiency programs.

These decreases were offset in part by:

•	The acquisition of the Spion Kop wind farm in the fourth quarter of 2012;

•	An increase in retail volumes due primarily to colder winter and spring weather;

•	Higher DGGS ancillary services revenue primarily due to inclusion in 2012 results of a $6.4 million deferral of revenues collected in 2011 related to the FERC ALJ nonbinding decision discussed above;

•	An increase in property taxes included in a tracker;

•	An increase in transmission revenues due to higher demand to transmit energy for others across our lines;

•	Lower QF related supply costs based on actual QF pricing and output; and

•	An increase in DSM lost revenues recovered through our supply trackers related to efficiency measures implemented by customers.

Demand for transmission can fluctuate substantially from year to year based on hydro, weather and market conditions in Montana and states to the South and West. While improved market pricing and other conditions resulted in increased demand to transmit electricity from Montana over our lines, the outage at Colstrip Unit 4 partly reduced energy available to transmit over our lines.

The increase in regulatory amortization revenue reflected above is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on gross margin.

Retail volumes increased primarily due to colder winter weather. Wholesale volumes decreased from lower plant utilization in 2013 due to the combination of market conditions and scheduled maintenance.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

	Results
	2012	2011	Change	% Change
	(in millions)
Retail revenue	$747.9	$729.7	$18.2	2.5%
Regulatory amortization	10.0	8.6	1.4	16.3
Total retail revenues	757.9	738.3	19.6	2.7
Transmission	46.4	44.1	2.3	5.2
Ancillary Services	(6.1)	7.8	(13.9)	(178.2)
Wholesale	3.0	1.9	1.1	57.9
Other	4.4	5.4	(1.0)	(18.5)
Total Revenues	805.6	797.5	8.1	1.0
Total Cost of Sales	277.8	327.1	(49.3)	(15.1)
Gross Margin	$527.8	$470.4	$57.4	12.2%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2012	2011	2012	2011	2012	2011
	(in thousands)
Retail Electric
Montana	$255,623	$250,988	2,356	2,394	273,984	272,131
South Dakota	47,696	46,869	544	565	48,929	48,685
Residential	303,319	297,857	2,900	2,959	322,913	320,816
Montana	308,077	302,591	3,199	3,197	62,102	61,571
South Dakota	69,639	65,614	938	919	12,113	11,946
Commercial	377,716	368,205	4,137	4,116	74,215	73,517
Industrial	37,835	37,378	2,876	2,833	74	72
Other	29,074	26,298	199	170	5,990	5,875
Total Retail Electric	$747,944	$729,738	10,112	10,078	403,192	400,280
Wholesale Electric	$2,959	$1,928	183	106	N/A	N/A

	Degree Days			2012 as compared with:
Cooling Degree-Days	2012	2011	Historic Average	2011	Historic Average
Montana	450	328	302	37% warmer	49% warmer
South Dakota	1,084	862	734	26% warmer	48% warmer

	Degree Days			2012 as compared with:
Heating Degree-Days	2012	2011	Historic Average	2011	Historic Average
Montana	7,331	8,094	7,959	9% warmer	8% warmer
South Dakota	6,387	8,074	7,773	21% warmer	18% warmer

The following summarizes the components of the changes in electric margin for the years ended December 31, 2012 and 2011:

Gross Margin 2012 vs. 2011
(in millions)
Gain on CELP arbitration decision	$47.9
DSM lost revenues	5.9
Montana property tax tracker	3.0
Operating expenses recovered in trackers	3.0
Transmission	2.3
DGGS revenues	(3.8)
Retail volumes	(1.5)
Other	0.6
Increase in Gross Margin	$57.4

The improvement in margin is primarily due to:

•	A $47.9 million gain associated with a favorable arbitration decision related to a dispute over energy and capacity rates with CELP;

•	An increase in DSM lost revenues recovered through our supply trackers related to efficiency measures implemented by customers;

•	An increase in Montana property taxes included in a tracker as compared to the same period in 2011;

•	Higher revenues for operating expenses recovered in trackers, primarily related to customer efficiency programs; and

•	An increase in transmission capacity revenues due to higher demand to transmit energy for others across our lines.

These increases were offset in part by:

•	Lower DGGS related revenues related to the FERC ALJ nonbinding decision as discussed above; and

•	A decrease in residential retail volumes due primarily to warmer winter and spring weather.

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

NATURAL GAS MARGIN

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

	Results
	2013	2012	Change	% Change
	(in millions)
Retail revenue	$253.4	$220.8	$32.6	14.8%
Regulatory amortization	(5.2)	7.9	(13.1)	(165.8)
Total retail revenues	248.2	228.7	19.5	8.5
Wholesale and other	39.4	34.7	4.7	13.5
Total Revenues	287.6	263.4	24.2	9.2
Total Cost of Sales	120.9	117.6	3.3	2.8
Gross Margin	$166.7	$145.8	$20.9	14.3%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2013	2012	2013	2012	2013	2012
	(in thousands)
Retail Gas
Montana	$111,605	$102,884	12,736	11,826	160,516	159,431
South Dakota	26,302	21,085	3,074	2,351	38,230	37,915
Nebraska	24,740	19,223	2,648	2,129	36,692	36,595
Residential	162,647	143,192	18,458	16,306	235,438	233,941
Montana	56,356	51,978	6,591	6,082	22,455	22,326
South Dakota	19,163	13,446	3,025	2,116	6,045	5,980
Nebraska	13,160	10,250	1,971	1,674	4,601	4,580
Commercial	88,679	75,674	11,587	9,872	33,101	32,886
Industrial	1,083	1,021	129	121	264	272
Other	1,019	905	137	118	156	150
Total Retail Gas	$253,428	$220,792	30,311	26,417	268,959	267,249

	Degree Days			2013 as compared with:
Heating Degree-Days	2013	2012	Historic Average	2012	Historic Average
Montana	7,817	7,331	7,888	7% colder	1% warmer
South Dakota	8,292	6,387	7,632	30% colder	9% colder
Nebraska	6,446	5,175	6,302	25% colder	2% colder

The following summarizes the components of the changes in natural gas margin for the years ended December 31, 2013 and 2012:

Gross Margin 2013 vs. 2012
(in millions)
Natural gas production	$8.1
Retail volumes	6.5
Montana rate increase	6.6
Transportation capacity	1.3
DSM lost revenues	(1.2)
Operating expenses recovered in trackers	(0.9)
Other	0.5
Increase in Gross Margin	$20.9

This increase in gross margin and volumes was primarily due to:

•
An increase in natural gas production margin primarily due to the full period effect of the acquisition of gas production assets in the third quarter of 2012 and the acquisition of gas production assets in December 2013, which is subject to refund;

•	Higher retail volumes from colder winter and spring weather;

•	An increase in Montana natural gas delivery rates implemented in April 2013; and

•	An increase in transportation revenues due to higher demand and new customer contracts.

These increases were offset in part by the following:

•
A decrease in DSM lost revenues recovered through our supply trackers related to efficiency measures implemented by customers. This decrease was primarily due to implementing new Montana natural gas delivery base rates in April 2013; and

•	Lower revenues for operating expenses recovered in energy supply trackers primarily related to customer efficiency programs.

The decrease in regulatory amortization is primarily due to timing differences between when we incur natural gas supply costs and when we recover these costs in rates from our customers.

Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales. In addition, average natural gas supply prices decreased in 2013 resulting in lower retail revenues and cost of sales as compared with 2012, with no impact to gross margin.

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

We issue debt securities to refinance retiring maturities, reduce short-term debt, fund construction programs and for other general corporate purposes. To fund our strategic growth opportunities, including the Hydro Transaction as discussed above, we intend to utilize available cash flow, debt capacity that would allow us to maintain investment grade ratings, and issue equity. In April 2012, we entered into an Equity Distribution Agreement pursuant to which we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $100 million. During 2013, we issued 1,381,494 shares of our common stock at an average price of $41.61 per share, for net proceeds of $56.8 million. In addition, we issued $100 million of first mortgage bonds during the fourth quarter of 2013. Proceeds were ultimately used to fund a portion of our investment growth opportunities.

We plan to maintain a 50 - 55% debt to total capital ratio excluding capital leases, and expect to continue targeting a long-term dividend payout ratio of 60 - 70% of earnings per share; however, there can be no assurance that we will be able to meet these targets. During 2014, assuming receipt of reasonably satisfactory regulatory approvals, we expect to issue approximately $450 - $500 million of debt securities and up to $400 million of equity securities, as well as use up to $50 million cash, to fund the Hydro Transaction. In November 2013, in connection with the Hydro Transaction, we entered into a $900 million 364-day senior bridge credit facility (bridge facility). The bridge facility may be used temporarily in a single draw to finance the Hydro Transaction and pay related fees and expenses pending completion of the permanent financing. Any advance under the bridge facility is subject to certain conditions including regulatory approval of the Hydro Transaction, and would be due and payable within one year of borrowing.

Short-term liquidity is provided by internal cash flows, the sale of commercial paper and use of our revolving credit facility. We utilize our short-term borrowings and/or revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. Short-term borrowings may also be used to temporarily fund utility capital requirements. As of December 31, 2013, our total net liquidity was approximately $175.6 million, including $16.6 million of cash and $159.0 million of revolving credit facility availability. As of December 31, 2013, there were no letters of credit outstanding.

We closely monitor the financial institutions associated with our credit facility. A total of eight banks participate in our revolving credit facility, with no one bank providing more than 16% of the total availability. As of December 31, 2013, no bank has advised us of its intent to withdraw from the revolving credit facility or to not honor its obligations. Our revolving credit facility requires us to maintain a debt to capitalization ratio at or below 65%. At December 31, 2013, we were in compliance with this ratio. The revolving credit facility also contains default and related acceleration provisions related to default on other debt. The following table presents additional information about short term borrowings during the year ended December 31, 2013 (in millions):

Amount outstanding at year end	$141.0
Daily average amount outstanding	$69.0
Maximum amount outstanding	$199.9
Minimum amount outstanding	$3.0

As of February 14, 2014, our availability under our revolving credit facility was approximately $213.0 million.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and impacts our trade credit availability. Fitch Ratings (Fitch), Moody's Investors Service (Moody's) and Standard and Poor's Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies' assessment of our ability to pay interest and principal when due on our debt. As of February 14, 2014, our ratings with these agencies were as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A-	BBB+	F2	Positive Watch
Moody’s	A1	A3	Prime-2	Stable
S&P	A-	BBB	A-2	Stable

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

Year	Maintenance	DSIP	Supply	Total
2014	$182,000	$51,900	$37,900	$271,800
2015	199,600	50,100	28,900	278,600
2016	169,600	50,100	—	219,700
2017	156,300	50,100	—	206,400
2018	147,200	—	—	147,200

Maintenance - Maintenance capital expenditures are for continuing projects to maintain and improve operations, including adding capacity in response to customer growth. These amounts include approximately $70 million for expansion of our existing transmission system over the next five years related to the upgrade of the Jackrabbit to Big Sky line and the Columbus to Chrome Junction project, which includes substation upgrades and construction of a new 100 kV line.

DSIP - We are currently projecting capital expenditures for infrastructure investment to be approximately $202.2 million over the next four years. The distribution infrastructure projections reflect our need to address aging infrastructure discussed above in the "Strategy" section.

Supply - Capital expenditures related to supply are primarily related to our portion of environmental compliance costs at the Big Stone electric generation unit.

Our estimated capital requirements do not reflect strategic growth opportunities, including the proposed Hydro Transaction.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of December 31, 2013. See additional discussion in Note 20 – Commitments and Contingencies in the Notes to Consolidated Financial Statements.

	Total	2014	2015	2016	2017	2018	Thereafter
	(in thousands)
Long-term debt	$1,155,097	$—	$—	$150,000	$—	$55,000	$950,097
Capital leases	31,557	1,662	1,733	1,837	1,979	2,133	22,213
Short-term borrowings	140,950	140,950	—	—	—	—	—
Future minimum operating lease payments	4,378	1,655	1,260	796	434	40	193
Estimated pension and other postretirement obligations (1)	68,368	13,785	13,749	13,695	13,623	13,516	N/A
Qualifying facilities (2) liability	1,082,371	67,283	69,606	71,598	73,622	75,688	724,574
Supply and capacity contracts (3)	2,057,924	305,773	202,648	160,746	136,730	108,605	1,143,422
Contractual interest payments on debt (4)	747,035	62,002	62,002	62,002	52,942	51,230	456,857
Environmental remediation obligations (1)	9,000	1,700	1,300	2,200	2,200	1,600	N/A
Total Commitments (5)	$5,296,680	$594,810	$352,298	$462,874	$281,530	$307,812	$3,297,356
___________________________

(1)
We have estimated cash obligations related to our pension and other postretirement benefit programs and environmental remediation obligations for five years, as it is not practicable to estimate thereafter. The pension and other postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.

(2)
Certain QFs require us to purchase minimum amounts of energy at prices ranging from $74 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $1.1 billion. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $0.9 billion.

(3)	We have entered into various purchase commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 28 years.

(4)	For our variable rate short-term borrowings outstanding, we have assumed an average interest rate of 0.41% through maturity.

(5)	Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

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

As of December 31, 2013, we are under collected on our current Montana natural gas and electric trackers by approximately $27.3 million, as compared with an under collection of $10.4 million as of December 31, 2012, and an under collection of approximately $14.7 million as of December 31, 2011. This under collection is primarily due to the volatility of commodity prices.

Cash Flows

The following table summarizes our consolidated cash flows for 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Operating Activities
Net income	$94.0	$98.4	$92.6
Non-cash adjustments to net income	166.1	132.0	167.1
Changes in working capital	(30.4)	47.0	1.5
Other noncurrent assets and liabilities	(36.0)	(26.2)	(27.5)
	193.7	251.2	233.7
Investing Activities
Property, plant and equipment additions	(230.5)	(219.2)	(188.7)
Asset acquisitions	(68.7)	(103.2)	—
Sale of assets	3.8	0.2	0.2
	(295.4)	(322.2)	(188.5)
Financing Activities
Proceeds from issuance of common stock, net	56.8	28.5	—
Issuances (repayments) of long-term debt, net	99.9	146.1	(159.6)
Issuances (repayments) of short-term borrowings, net	18.0	(44.0)	166.9
Dividends on common stock	(57.7)	(54.2)	(51.9)
Other	(8.5)	(1.5)	(0.9)
	108.5	74.9	(45.5)
Net Increase (Decrease) in Cash and Cash Equivalents	$6.8	$3.9	$(0.3)
Cash and Cash Equivalents, beginning of period	$9.8	$5.9	$6.2
Cash and Cash Equivalents, end of period	$16.6	$9.8	$5.9

Cash Flows Provided By Operating Activities

As of December 31, 2013, our cash and cash equivalents were $16.6 million as compared with $9.8 million at December 31, 2012. Cash provided by operating activities totaled $193.7 million for the year ended December 31, 2013 as compared with $251.2 million during 2012. This decrease in operating cash flows is primarily due to a decrease in collection of receivables from customers of approximately $34.2 million, which includes approximately $20.0 million associated with billing delays as a result of a new customer information system implemented in September 2013, as compared with 2012. We expect these billing delays to be resolved during the first half of 2014. Also contributing to the decrease in operating cash flows were a $16.9 million increase in the under collection of supply costs in our trackers, as discussed above, and higher interest payments of approximately $6.5 million.

Our 2012 operating cash flows increased by approximately $17.4 million as compared with 2011. This increase in operating cash flows was primarily due to lower average prices for natural gas.

Cash Flows Used In Investing Activities

Cash used in investing activities totaled $295.4 million during the year ended December 31, 2013, as compared with $322.2 million during 2012, and $188.5 million in 2011. During 2013, property, plant and equipment additions include maintenance additions of approximately $125.2 million, supply related capital expenditures of approximately $53.8 million, primarily related to environmental compliance costs at our jointly owned plants, and DSIP capital expenditures of approximately $47.4 million. Asset acquisitions during 2013 include the Montana natural gas production assets and pipeline.

Property, plant and equipment additions during 2012 and 2011 were $219.2 million, and $188.7 million, respectively. Asset acquisitions during 2012 included Spion Kop wind generation and Bear Paw natural gas production assets.

Cash Flows Provided By (Used In) Financing Activities

Cash provided by financing activities totaled $108.4 million during 2013 compared with cash provided by financing activities of $74.9 million during 2012 and cash used in financing activities of $45.5 million during 2011. During 2013, we received proceeds from common stock issuances pursuant to our equity distribution agreement of $56.8 million, proceeds from the issuance of debt of $100 million, and the net issuance of commercial paper of $18.0 million, partially offset by the payment of dividends of $57.7 million. During 2012, we received proceeds from common stock issuances pursuant to our equity distribution agreement of $28.5 million and proceeds from the issuance of debt of $150 million, partially offset by the payment of dividends on common stock of $54.2 million and net repayment of commercial paper of $44 million.

Financing Transactions - In December 2013, we issued $65 million aggregate principal amount of Montana and South Dakota First Mortgage Bonds at a fixed interest rate of 4.85% maturing in 2043. At the same time, we also issued $35 million aggregate principal amount of Montana First Mortgage Bonds at a fixed interest rate of 3.99% maturing in 2028. The bonds are secured by our electric and natural gas assets in the respective jurisdictions. The bonds were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were used to fund a portion of our investment growth opportunities.

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

We have identified the policies and related procedures below as critical to understanding our historical and future performance, as these polices affect the reported amounts of revenue and are the more significant areas involving management's judgments and estimates.

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

As of April 1, 2013, the fair values of each of our reporting units substantially exceeded carrying value, including goodwill. In estimating cash flows, we incorporate expected long-term growth rates in our service territory, regulatory stability, and commodity prices (where appropriate), as well as other factors that affect our revenue, expense and capital expenditure projections. Due to our regulated environment, if an increase in the cost of capital occurred, the effect on the corresponding reporting unit's fair value should be ultimately offset by a similar increase in the reporting unit's regulated revenues since those rates include a component that is based on the reporting unit's cost of capital.

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

Qualifying Facilities Liability

Our QF liability primarily consists of unrecoverable costs associated with three contracts covered under the Public Utility Regulatory Policies Act (PURPA). Under the terms of these contracts, we are required to purchase minimum amounts of energy at prices ranging from $74 to $136 per MWH through 2029. Our estimated gross contractual obligation related to the QFs is approximately $1.1 billion through 2029. A portion of the costs incurred to purchase this energy is recoverable through rates, totaling approximately $0.9 billion through 2029. We maintain a liability based on the net present value (discounted at 7.75%) of the difference between our estimated obligations under the QFs and the fixed amounts recoverable in rates.

The liability was established based on certain assumptions and projections over the contract terms related to pricing, estimated output and recoverable amounts. Since the liability is based on projections over the next several years; actual QF output, changes in pricing, contract amendments and regulatory decisions relating to QFs could significantly impact the liability and our results of operations in any given year. In assessing the liability each reporting period, we compare our assumptions to actual results and make adjustments as necessary for that period.

One of the QF contracts contains variable pricing terms, which exposes us to price escalation risks. The estimated annual escalation rate for this QF contract is a key assumption and is based on a combination of historical actual results and market data available for future projections. In estimating our QF liability, we have estimated an annual escalation rate of 3% over the remaining term of the contract (through June 2024). The actual escalation rate can change significantly on an annual basis, which could significantly impact the liability and our results of operations in any given year.

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

While we believe that our assumptions regarding future regulatory actions are reasonable, different assumptions could materially affect our results. See Note 5 – Regulatory Assets and Liabilities to the Consolidated Financial Statements for further discussion.

Pension and Postretirement Benefit Plans

We sponsor and/or contribute to pension, postretirement health care and life insurance benefits for eligible employees. Our reported costs of providing pension and other postretirement benefits, as described in Note 16 - Employee Benefit Plans to the Consolidated Financial Statements, are dependent upon numerous factors including the provisions of the plans, changing employee demographics, rate of return on plan assets and other economic conditions, and various actuarial calculations, assumptions, and accounting mechanisms. As a result of these factors, significant portions of pension and other postretirement benefit costs recorded in any period do not reflect (and are generally greater than) the actual benefits provided to plan participants. Due to the complexity of these calculations, the long-term nature of the obligations, and the importance of the assumptions utilized, the determination of these costs is considered a critical accounting estimate.

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

We set the discount rate using a yield curve analysis, which projects benefit cash flows into the future and then discounts those cash flows to the measurement date using a yield curve. This is done by constructing a hypothetical bond portfolio whose cash flow from coupons and maturities matches the year-by-year, projected benefit cash flow from our plans. Based on this analysis as of December 31, 2013, our discount rate on the NorthWestern Corporation pension plan is 4.55% and on the NorthWestern Energy pension plan is 4.75%.

In determining the expected long-term rate of return on plan assets, we review historical returns, the future expectations for returns for each asset class weighted by the target asset allocation of the pension and postretirement portfolios, and long-term inflation assumptions. During 2013, we changed our target asset allocation of 50% equity securities / 50% fixed-income securities to 35% equity securities / 65% fixed-income securities. Based on our current target asset allocation, our expected long-term rate of return on assets assumption is 5.80% for 2014.

Cost Sensitivity

The following table reflects the sensitivity of pension costs to changes in certain actuarial assumptions (in thousands):

Actuarial Assumption	Change in Assumption	Impact on Pension Cost	Impact on Projected Benefit Obligation
Discount rate	0.25%	$(1,927)	$(16,992)
	(0.25)	2,018	18,389
Rate of return on plan assets	0.25	(1,161)	N/A
	(0.25)	1,161	N/A

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

Income Taxes

Judgment and the use of estimates are required in developing the provision for income taxes and reporting of tax-related assets and liabilities. Deferred income tax assets and liabilities represent the future effects on income taxes from temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The probability of realizing deferred tax assets is based on forecasts of future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. We establish a valuation allowance when it is more likely than not that all, or a portion of, a deferred tax asset will not be realized. Exposures exist related to various tax filing positions, which may require an extended period of time to resolve and may result in income tax adjustments by taxing authorities. We have reduced deferred tax assets or established liabilities based on our best estimate of future probable adjustments related to these exposures. On a quarterly basis, we evaluate exposures in light of any additional information and make adjustments as necessary to reflect the best estimate of the future outcomes. We currently estimate that as of December 31, 2013, we have approximately $326 million of consolidated NOLs to offset federal taxable income in future years. We believe our deferred tax assets and established liabilities are appropriate for estimated exposures; however, actual results may differ significantly from these estimates.

The interpretation of tax laws involves uncertainty. Ultimate resolution of income tax matters may result in favorable or unfavorable impacts to net income and cash flows and adjustments to tax-related assets and liabilities could be material. The uncertainty and judgment involved in the determination and filing of income taxes is accounted for by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We have unrecognized tax benefits of approximately $113.5 million as of December 31, 2013. The resolution of tax matters in a particular future period could have a material impact on our provision for income taxes, results of operations and our cash flows.

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

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%. To more cost effectively meet short-term cash requirements, we established a program where we may issue commercial paper; which is supported by our revolving credit facility. Since commercial paper terms are short-term, we are subject to interest rate risk. As of December 31, 2013, we had approximately $141.0 million of commercial paper outstanding and no borrowings on our revolving credit facility. A 1% increase in interest rates would increase our annual interest expense by approximately $1.4 million.

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

We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our principal executive officer and principal financial officer have concluded that, as of December 31, 2013, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During September 2013, we implemented a new customer information system. This implementation has resulted in certain changes to business processes and internal controls impacting financial reporting. There are inherent risks associated with replacing and changing these types of systems, such as delayed and / or inaccurate customer bills, potential disruption of our business, and substantial unplanned costs. Consistent with our expectations, we have experienced billing delays, which resulted in delays in collections of customer receivables during the transition to this new system. We have taken steps to monitor and maintain appropriate internal control over financial reporting during this period of system change and will continue to evaluate the operating effectiveness of related controls during subsequent periods.

Other than this system implementation, there have been no changes in our internal controls over financial reporting for the three-months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on our evaluation, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. Their report appears on page F-3.

ITEM 9B.  OTHER INFORMATION

Not applicable.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and corporate governance will be set forth in NorthWestern Corporation's Proxy Statement for its 2014 Annual Meeting of Shareholders, which is incorporated by reference. Information with respect to our Executive Officers is included in Item 1 to this report.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item will be set forth in NorthWestern Corporation's Proxy Statement for its 2014 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this item will be set forth in NorthWestern Corporation's Proxy Statement for its 2014 Annual Meeting of Shareholders, which is incorporated by reference. Information with respect to issuance under equity compensation plans is included in Part II, Item 5 to this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning relationships and related transactions of the directors and officers of NorthWestern Corporation and director independence will be set forth in NorthWestern Corporation's Proxy Statement for its 2014 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning fees paid to the principal accountant for each of the last two years is contained in NorthWestern Corporation's Proxy Statement for its 2014 Annual Meeting of Shareholders, which is incorporated by reference.

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Consolidated Financial Statements.

The following items are included in Part II, Item 8 of this annual report on Form 10-K:

CONSOLIDATED FINANCIAL STATEMENTS:

(2)	Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts	F-48

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

2.1(c)
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

4.2(e)
Eleventh Supplemental Indenture, dated as of December 1, 2013, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation’s Current Report on Form 8-K, dated December 19, 2013, Commission File No. 1-10499).

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

4.4(l)
Thirtieth Supplemental Indenture, dated as of August 1, 2012, between NorthWestern Corporation and The Bank of New York Mellon and Philip L. Watson, as trustees under the Mortgage and Deed of Trust dated as of October 1, 1945 (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated August 10, 2012, Commission File No. 1-10499).

4.4(m)
Thirty-first Supplemental Indenture, dated as of December 1, 2013, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated December 19, 2013, Commission File No. 1-10499).

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

10.1(c) †
NorthWestern Corporation 2009 Officers Deferred Compensation Plan, as amended April 21, 2010 (incorporated by reference to Exhibit 10.4 of NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Commission File No. 1-10499).

10.1(d) †
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

10.1(f) †
Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.02 of NorthWestern Corporation's Current Report on Form 8-K, dated December 5, 2011, Commission File No. 1-10499).

10.1(g) †
Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 21, 2012, Commission File No. 1-10499).

10.1(h) †
NorthWestern Energy 2013 Annual Incentive Plan (incorporated by reference to Exhibit 99.01 of NorthWestern Corporation's Current Report on Form 8-K, dated December 12, 2012, Commission File No. 1-10499).

10.1(i) †
Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.02 of NorthWestern Corporation's Current Report on Form 8-K, dated December 12, 2012, Commission File No. 1-10499).

10.1(j) †
Form of NorthWestern Corporation Long-Term Performance Incentive Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 13, 2013, Commission File No. 1-10499).

10.1(k) †
NorthWestern Energy 2014 Annual Incentive Plan (incorporated by reference to Exhibit 99.01 of NorthWestern Corporation's Current Report on Form 8-K, dated December 10, 2013, Commission File No. 1-10499).

10.1(l) †
Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.02 of NorthWestern Corporation's Current Report on Form 8-K, dated December 10, 2013, Commission File No. 1-10499).

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

10.2(j)
Second Amended and Restated Credit Agreement, dated November 5, 2013, among NorthWestern Corporation, as borrower, the several banks and other financial institutions or entities from time to time parties to the agreement, as lenders, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, and J.P. Morgan Securities L.L.C. as joint lead arrangers; Credit Suisse AG and JPMorgan Chase Bank, N.A., as co-syndication agents; Keybank National Association, Union Bank, N.A. and U.S. Bank National Association, as co-documentation agents; and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of NorthWestern Corporation's Current Report on Form 8-K, dated November 8, 2013, Commission File No. 1-10499).

10.2(k)
Senior Bridge Credit Agreement, dated November 12, 2013, among NorthWestern Corporation, as the borrower, the several banks and other financial institutions or entities from time to time parties to the agreement, Credit Suisse Securities (USA) LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers; Bank of America, N.A., as Syndication Agent; J.P. Morgan Chase Bank, N.A., as Documentation Agent; and Credit Suisse, A.G, as Administrative agent (incorporated by reference to Exhibit 10.1 of NorthWestern Corporation's Current Report on Form 8-K, dated November 18, 2013, Commission File No. 1-10499).

10.2(l)
Purchase Agreement, dated December 19, 2013, among NorthWestern Corporation and the purchasers named therein to the issuance of $35,000,000 aggregate principal amount of 3.99% First Mortgage Bonds due 2028 and $15,000,000 aggregate principal amount of 4.85% First Mortgage Bonds due 2043 (incorporated by reference to Exhibit 10.1 of NorthWestern Corporation's Current Report on Form 8-K, dated December 19, 2013, Commission File No. 1-10499).

10.2(m)
Purchase Agreement, dated December 19, 2013, among NorthWestern Corporation and the purchasers named therein to the issuance of $50,000,000 aggregate principal amount of 4.85% First Mortgage Bonds due 2043 (incorporated by reference to Exhibit 10.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 19, 2013, Commission File No. 1-10499).

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

NORTHWESTERN CORPORATION

February 19, 2014	By:	/s/ ROBERT C. ROWE
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

Signature	Title	Date

/s/ E. LINN DRAPER JR.	Chairman of the Board	February 19, 2014
E. Linn Draper Jr.

/s/ ROBERT C. ROWE	President, Chief Executive Officer and Director	February 19, 2014
Robert C. Rowe	(Principal Executive Officer)

/s/ BRIAN B. BIRD	Vice President and Chief Financial Officer	February 19, 2014
Brian B. Bird	(Principal Financial Officer)

/s/ KENDALL G. KLIEWER	Vice President and Controller	February 19, 2014
Kendall G. Kliewer	(Principal Accounting Officer)

/s/ STEPHEN P. ADIK	Director	February 19, 2014
Stephen P. Adik

/s/ DOROTHY M. BRADLEY	Director	February 19, 2014
Dorothy M. Bradley

/s/ DANA J. DYKHOUSE	Director	February 19, 2014
Dana J. Dykhouse

Director
Julia L. Johnson

Director
Philip L. Maslowe

/s/ DENTON LOUIS PEOPLES	Director	February 19, 2014
Denton Louis Peoples

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of NorthWestern Corporation:
We have audited the accompanying consolidated balance sheets of NorthWestern Corporation and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the NorthWestern Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2014, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 18, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of NorthWestern Corporation:

We have audited the internal control over financial reporting of NorthWestern Corporation and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 18, 2014, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 18, 2014

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues
Electric	$865,239	$805,554	$797,562
Gas	287,605	263,394	318,335
Other	1,675	1,394	1,419
Total Revenues	1,154,519	1,070,342	1,117,316
Operating Expenses
Cost of sales	479,546	395,434	494,559
Operating, general and administrative	285,569	269,966	267,160
Mountain States Transmission Intertie impairment	—	24,039	—
Property and other taxes	105,540	97,674	89,122
Depreciation	112,831	106,044	100,926
Total Operating Expenses	983,486	893,157	951,767
Operating Income	171,033	177,185	165,549
Interest Expense	(70,486)	(65,062)	(66,859)
Other Income	7,737	4,372	3,931
Income Before Income Taxes	108,284	116,495	102,621
Income Tax Expense	(14,301)	(18,089)	(10,065)
Net Income	$93,983	$98,406	$92,556
Average Common Shares Outstanding	38,145	36,847	36,258
Basic Earnings per Average Common Share	$2.46	$2.67	$2.55
Diluted Earnings per Average Common Share	$2.46	$2.66	$2.53

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Net Income	$93,983	$98,406	$92,556
Other comprehensive (loss) income, net of tax:
Reclassification of net gains on derivative instruments	(730)	(732)	(730)
Reclassification of deferred tax liability on net gains on derivative instruments	—	—	(3,572)
Postretirement medical liability adjustment	963	(553)	(581)
Foreign currency translation	166	(54)	25
Total Other Comprehensive Income (Loss)	399	(1,339)	(4,858)
Comprehensive Income	$94,382	$97,067	$87,698

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net Income	$93,983	$98,406	$92,556
Items not affecting cash:
Depreciation	112,831	106,044	100,926
Amortization of debt issue costs, discount and deferred hedge gain	2,039	369	1,032
Amortization of nonvested shares	2,404	2,759	2,133
Equity portion of allowance for funds used during construction	(5,050)	(4,846)	(1,877)
(Gain) loss on disposition of assets	(721)	(332)	811
Deferred income taxes	54,617	51,890	64,065
Mountain States Transmission Intertie impairment	—	24,039	—
Gain on CELP arbitration decision	—	(47,894)	—
Changes in current assets and liabilities:
Restricted cash	(196)	6,016	146
Accounts receivable	(30,792)	3,456	(3,847)
Inventories	181	5,371	(8,831)
Other current assets	(2,940)	(1,856)	(3,551)
Accounts payable	6,235	10,976	(1,928)
Accrued expenses	1,949	14,149	1,883
Regulatory assets	(2,846)	(6,285)	1,684
Regulatory liabilities	(2,019)	15,241	16,020
Other noncurrent assets	(43,714)	(27,362)	(30,048)
Other noncurrent liabilities	7,755	1,052	2,583
Cash provided by operating activities	193,716	251,193	233,757
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(230,454)	(219,234)	(188,730)
Asset acquisitions	(68,666)	(103,241)	—
Proceeds from sale of assets	3,766	262	209
Cash used in investing activities	(295,354)	(322,213)	(188,521)
FINANCING ACTIVITIES:
Dividends on common stock	(57,684)	(54,246)	(51,909)
Proceeds from issuance of common stock, net	56,825	28,477	—
Issuance of long-term debt	100,000	150,000	—
Repayment of long-term debt	(149)	(3,945)	(6,589)
Line of credit borrowings	—	—	80,000
Line of credit repayments	—	—	(233,000)
Issuances (repayments) of short-term borrowings, net	18,016	(44,000)	166,934
Treasury stock activity	(1,042)	(429)	153
Financing costs	(7,593)	(943)	(1,131)
Cash provided by (used in) financing activities	108,373	74,914	(45,542)
Increase (Decrease) in Cash and Cash Equivalents	6,735	3,894	(306)
Cash and Cash Equivalents, beginning of period	9,822	5,928	6,234
Cash and Cash Equivalents, end of period	$16,557	$9,822	$5,928

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$16,557	$9,822
Restricted cash	6,896	6,700
Accounts receivable, net	174,913	143,695
Inventories	55,609	54,161
Regulatory assets	37,719	40,301
Deferred income taxes	14,301	37,143
Other	14,961	11,306
Total current assets	320,956	303,128
Property, plant, and equipment, net	2,690,128	2,435,590
Goodwill	355,128	355,128
Regulatory assets	316,952	367,890
Other noncurrent assets	32,096	23,797
Total assets	$3,715,260	$3,485,533
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$1,662	$1,612
Short-term borrowings	140,950	122,934
Accounts payable	92,957	83,746
Accrued expenses	181,613	192,548
Regulatory liabilities	46,406	48,425
Total current liabilities	463,588	449,265
Long-term capital leases	29,895	31,562
Long-term debt	1,155,097	1,055,074
Deferred income taxes	395,333	363,928
Noncurrent regulatory liabilities	348,053	276,618
Other noncurrent liabilities	292,624	375,054
Total liabilities	2,684,590	2,551,501
Commitments and Contingencies (Note 20)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 42,340,173 and 38,745,624, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	423	408
Treasury stock at cost	(91,744)	(90,702)
Paid-in capital	910,184	849,218
Retained earnings	209,091	172,791
Accumulated other comprehensive income	2,716	2,317
Total shareholders' equity	1,030,670	934,032
Total liabilities and shareholders' equity	$3,715,260	$3,485,533

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

(in thousands, except per share data)

	Number of Common Shares	Number of Treasury Shares	Common Stock	Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2010	39,799	3,570	$398	$813,878	$(90,427)	$87,984	$8,514	$820,347

Net income	—	—	—	—	—	92,556	$—	92,556
Foreign currency translation adjustment	—	—	—	—	—	—	25	25
Reclassification of net gains on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	(730)	(730)
Reclassification of deferred tax liability on net gains on derivative instruments	—	—	—	—	—	—	(3,572)	(3,572)
Pension and postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(581)	(581)
Stock based compensation	42	3	—	2,762	(93)	—	—	2,669
Issuance of shares	—	(10)	—	60	247	—	—	307
Dividends on common stock ($1.44 per share)	—	—	—	—	—	(51,909)	—	(51,909)
Balance at December 31, 2011	39,841	3,563	$398	$816,700	$(90,273)	$128,631	$3,656	$859,112

Net income	—	—	—	—	—	98,406	—	98,406
Foreign currency translation adjustment	—	—	—	—	—	—	(54)	(54)
Reclassification of net gains on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	(732)	(732)
Pension and postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(553)	(553)
Stock based compensation	136	22	1	3,925	(793)	—	—	3,133
Issuance of shares	815	(14)	9	28,593	364	—	—	28,966
Dividends on common stock ($1.48 per share)	—	—	—	—	—	(54,246)	—	(54,246)
Balance at December 31, 2012	40,792	3,571	$408	$849,218	$(90,702)	$172,791	$2,317	$934,032

Net income	—	—	—	—	—	93,983	—	93,983
Foreign currency translation adjustment	—	—	—	—	—	—	166	166
Reclassification of net gains on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	(730)	(730)
Pension and postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	963	963
Stock based compensation	167	35	1	3,987	(1,325)	—	—	2,663
Issuance of shares	1,381	(11)	14	56,979	283	—	—	57,276
Dividends on common stock ($1.52 per share)	—	—	—	—	—	(57,683)	—	(57,683)
Balance at December 31, 2013	42,340	3,595	$423	$910,184	$(91,744)	$209,091	$2,716	$1,030,670

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Nature of Operations and Basis of Consolidation

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and natural gas to approximately 678,200 customers in Montana, South Dakota and Nebraska. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 and have generated and distributed electricity and distributed natural gas in Montana since 2002.

The Consolidated Financial Statements for the periods included herein have been prepared by NorthWestern Corporation (NorthWestern, we or us), pursuant to the rules and regulations of the SEC. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying Consolidated Financial Statements include our accounts together with those of our wholly and majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated from the Consolidated Financial Statements. Events occurring subsequent to December 31, 2013, have been evaluated as to their potential impact to the Consolidated Financial Statements through the date of issuance.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain QF plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 MW coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per MWH (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $286.2 million through 2024. For further discussion of our gross QF liability, see Note 20 - Commitments and Contingencies. During the years ended December 31, 2013, 2012 and 2011 purchases from this QF were approximately $23.8 million, $21.0 million, and $18.4 million, respectively.

(2)           Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for such items as long-lived asset values and impairment charges, long-lived asset useful lives, tax provisions, asset retirement obligations, uncollectible accounts, our QF liability, environmental costs, unbilled revenues and actuarially determined benefit costs. We revise the recorded estimates when we receive better information or when we can determine actual amounts. Those revisions can affect operating results.

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

Accounts Receivable, Net

Accounts receivable are net of allowances for uncollectible accounts of $4.5 million and $3.2 million at December 31, 2013 and December 31, 2012, respectively. Receivables include unbilled revenues of $74.3 million and $71.4 million at December 31, 2013 and December 31, 2012, respectively.

Inventories

Inventories are stated at average cost. Inventory consisted of the following (in thousands):

	December 31,
	2013	2012
Materials and supplies	$28,263	$25,094
Storage gas and fuel	27,346	29,067
	$55,609	$54,161

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

Derivative Financial Instruments

We account for derivative instruments in accordance with ASC 815, Derivatives and Hedging. All derivatives are recognized in the Consolidated Balance Sheets at their fair value unless they qualify for certain exceptions, including the normal purchases and normal sales exception. Additionally, derivatives that qualify and are designated for hedge accounting are classified as either hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair-value hedge) or hedges of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge). For fair-value hedges, changes in fair values for both the derivative and the underlying hedged exposure are recognized in earnings each period. For cash-flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in the cost or value of the underlying exposure is deferred in accumulated other comprehensive income (AOCI) and later reclassified into earnings when the underlying transaction occurs. Gains and losses from the ineffective portion of any hedge are recognized in earnings immediately. For other derivative contracts that do not qualify or are not designated for hedge accounting, changes in the fair value of the derivatives are recognized in earnings each period. Cash inflows and outflows related to derivative instruments are included as a component of operating, investing or financing cash flows in the Consolidated Statements of Cash Flows, depending on the underlying nature of the hedged items.

Revenues and expenses on contracts that qualify are designated as normal purchases and normal sales and are recognized when the underlying physical transaction is completed. While these contracts are considered derivative financial instruments, they are not required to be recorded at fair value, but on an accrual basis of accounting. Normal purchases and normal sales are contracts where physical delivery is probable, quantities are expected to be used or sold in the normal course of business over a reasonable period of time, and price is not tied to an unrelated underlying derivative. As part of our regulated electric and gas operations, we enter into contracts to buy and sell energy to meet the requirements of our customers. These contracts include short-term and long-term commitments to purchase and sell energy in the retail and wholesale markets with the intent and ability to deliver or take delivery. If it were determined that a transaction designated as a normal purchase or a normal sale no longer met the exceptions, the fair value of the related contract would be reflected as an asset or liability and immediately recognized through earnings. See Note 9, Risk Management and Hedging Activities for further discussion of our derivative activity.

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

AFUDC represents the cost of financing construction projects with borrowed funds and equity funds. While cash is not realized currently from such allowance, it is realized under the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense. The component of AFUDC attributable to borrowed funds is included as a reduction to interest expense, while the equity component is included in other income. We determine the rate used to compute AFUDC in accordance with a formula established by the FERC. This rate averaged 8.1%, 8.0%, and 7.9%, for Montana for 2013, 2012, and 2011, respectively, and 8.1%, 8.0%, and 7.8% for South Dakota for 2013, 2012, and 2011, respectively. AFUDC capitalized totaled $8.2 million for the year ended December 31, 2013, $7.9 million for the year ended December 31, 2012 and $3.1 million for the year ended December 31, 2011 for Montana and South Dakota combined.

We may require contributions in aid of construction from customers when we extend service. Amounts used from these contributions to fund capital additions were $6.3 million and $5.0 million for the years ended December 31, 2013 and 2012, respectively.

We record provisions for depreciation at amounts substantially equivalent to calculations made on a straight-line method by applying various rates based on useful lives of the various classes of properties (ranging from three to 40 years) determined from engineering studies. As a percentage of the depreciable utility plant at the beginning of the year, our provision for depreciation of utility plant was approximately 3.2%, 3.3%, and 3.3% for 2013, 2012, and 2011, respectively. During the second quarter of 2013, we implemented revised depreciation rates to reflect the results of new depreciation studies, which reflect longer asset lives on our electric and natural gas assets in Montana, and electric assets in South Dakota.

Depreciation rates include a provision for our share of the estimated costs to decommission three coal-fired generating plants at the end of the useful life of each plant. The annual provision for such costs is included in depreciation expense, while the accumulated provisions are included in noncurrent regulatory liabilities.

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Pension and other employee benefits	$57,140	$148,384
Future QF obligation, net	136,448	136,652
Environmental	28,194	30,189
Customer advances	27,371	34,681
Other	43,471	25,148
	$292,624	$375,054

Insurance Subsidiary

Risk Partners Assurance, Ltd (Risk Partners) is a wholly owned non-United States insurance subsidiary established in 2001 to insure a portion of our workers' compensation, general liability and automobile liability risks. New policies have not been underwritten through this subsidiary since 2004. Claims that were incurred during that time period continue to be paid and managed by Risk Partners. Reserve requirements are established based on actuarial projections of ultimate losses. Any losses estimated to be paid within one year from the balance sheet date are classified as accrued expenses, while losses expected to be payable in later periods are included in other long-term liabilities. Risk Partners has purchased reinsurance policies through a third-party reinsurance company to transfer a portion of the insurance risk. Restricted cash held by this subsidiary was $2.7 million and $3.8 million as of December 31, 2013 and 2012, respectively.

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

Environmental Costs

We record environmental costs when it is probable we are liable for the costs and we can reasonably estimate the liability. We may defer costs as a regulatory asset if there is precedent for recovering similar costs from customers in rates. Otherwise, we expense the costs. If an environmental cost is related to facilities we currently use, such as pollution control equipment, then we may capitalize and depreciate the costs over the remaining life of the asset, assuming the costs are recoverable in future rates or future cash flows.

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

Accounting Standards Adopted

In February 2013, the FASB issued guidance that requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. Significant amounts are required to be presented by the respective line items of net income or should be cross-referenced to other disclosures. These disclosures may be presented on the income statement or in the notes to the financial statements. We adopted this standard during the first quarter of 2013 and have included the required disclosures in Note 14 - Comprehensive Income (Loss). The adoption of this standard did not have a material effect on our financial statement disclosures.

Supplemental Cash Flow Information

	Year Ended December 31,
	2013	2012	2011
		(in thousands)
Cash paid (received) for:
Income taxes	$50	$2,944	$(1,219)
Interest	57,789	51,271	52,328
Significant non-cash transactions:
Capital expenditures included in trade accounts payable	12,025	13,136	10,910

(3) Acquisitions and Significant Events

Hydro Transaction

On September 26, 2013, we entered into an agreement with PPL Montana, LLC (PPL Montana), a wholly owned subsidiary of PPL Corporation, to purchase PPL Montana's hydro-electric generating facilities and associated assets located in Montana, which includes approximately 633 megawatts of hydro-electric generation capacity, for a purchase price of $900 million (Hydro Transaction). The purchase price will be subject to a number of adjustments, including the proration of operating expenses, the performance of planned capital expenditures, and the termination of certain power purchase agreements.

The Hydro Transaction includes the Kerr Project, a 194 megawatt hydro-electric generating facility. The FERC license for the Kerr Project provides the Confederated Salish and Kootenai Tribes of the Flathead Reservation (CSKT) an option to acquire the facility between September 2015 and September 2025. We believe CSKT will exercise their option and acquire the Kerr Project in September 2015. PPL Montana and CSKT are currently involved in arbitration over the conveyance price of the Kerr Project. Under our agreement with PPL Montana, the $900 million purchase price includes a $30 million reference price to the Kerr Project. If CSKT exercises their option and ultimately pays more than $30 million for the Kerr Project, we will pay the difference to PPL Montana. If CSKT pays less than $30 million for the Kerr Project, PPL Montana will pay the difference to us.

Completion of the Hydro Transaction is subject to customary conditions and approvals, including approval from the FERC, the MPSC, other appropriate state and federal agencies and as required by the Hart-Scott-Rodino Antitrust Improvements Act. In December 2013, we submitted an application with the MPSC to acquire these assets, and in January 2014, we submitted three applications with the FERC concerning the Hydro Transaction. For further information on these filings see Note 4 - Regulatory Matters. Either party may terminate the agreement if the closing does not occur by September 26, 2014; however, this date will be extended for an additional six months if any governmental approval is still pending. Assuming receipt of reasonably satisfactory regulatory approvals, we expect the Hydro Transaction to close in the second half of 2014.

The permanent financing for the Hydro Transaction is anticipated to be a combination of long-term debt, new equity issuance and cash flows from operations. The Hydro Transaction is supported by a fully committed $900 million 364-day senior bridge credit facility (see Note 11 - Short-Term Borrowings and Credit Arrangements).

During 2013, we incurred approximately $4.4 million of legal and professional fees associated with the Hydro Transaction and approximately $1.9 million of expenses related to the bridge credit facility.

If the acquisition is completed during the second half of 2014, we expect to sell any excess generation in the market and provide revenue credits to our Montana retail customers until CSKT exercises their option to acquire the Kerr Project. If CSKT exercises their option to acquire the Kerr Project in September 2015, we will own approximately 60 percent of our average electric load serving requirements in Montana.

Natural Gas Production Assets

In December 2013, we completed the purchase of additional natural gas production interests in northern Montana's Bear Paw Basin for approximately $68.7 million net of cash acquired, subject to post-closing purchase price adjustments. This purchase includes an interest in the Havre Pipeline Company, LLC (Havre Pipeline), which represents approximately $6 million of pipeline assets. As of December 31, 2013, the amount of net proven developed producing reserves associated with the acquisition was estimated to be 57.5 billion cubic feet. We estimate the current annual production associated with this acquisition to be approximately 24 percent of our total annual natural gas load in Montana, which increases our total owned production to approximately 32 percent.

MSTI Impairment

The MSTI line was a proposed 500 kV transmission project from southwestern Montana to southeastern Idaho with a potential capacity of 1,500 MW. On October 2, 2012, Bonneville Power Administration (BPA) notified us that it had ranked other options ahead of MSTI to serve BPA's southern Idaho loads. This notification was in conjunction with the January 2012 Memorandum of Understanding between NorthWestern and BPA agreeing to explore the potential for MSTI to accommodate BPA's needs. Based on BPA's decision, continued market uncertainty, and permitting issues causing timeline delays, we determined that we would not further pursue development of MSTI at that time. As a result, we recorded an impairment charge of approximately $24.0 million in the Consolidated Income Statements during the third quarter of 2012, which was substantially all of the capitalized preliminary survey and investigative costs related to MSTI. During the first quarter of 2014, we withdrew various pending applications related to the siting and development of MSTI.

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

On November 1, 2012, an arbitration panel issued a final award in our favor. The final award confirmed that the rate methodology used by us for calculating the rates for the July 1, 2006 to July 1, 2011 period was consistent with the PPA and a previous final award issued by the same arbitration panel on October 30, 2009. Based on the clarity provided by the final award regarding the rate calculation for 2006 through the remainder of the PPA, we updated the calculation of our QF liability and recorded a pre-tax gain of $47.9 million within cost of sales in the Consolidated Income Statements during the fourth quarter of 2012. In April 2013, the MPSC issued a final order consistent with the arbitration panel's final award for the contract years July 1, 2006 through June 30, 2013.

(4)           Regulatory Matters

Hydro Transaction

In December 2013, we submitted a filing with the MPSC requesting approval of the Hydro Transaction. The filing initiates the formal regulatory process necessary to complete the previously announced $900 million agreement, and includes a request to include the hydro assets in rate base and to issue the securities necessary to complete the purchase. The request is based on a return on equity of 10.0%, a capital structure of 52% debt and 48% equity, and an estimated rate base of $866 million. The MPSC has established a procedural schedule and we expect the MPSC to issue a decision during the second half of 2014.

In January 2014, we made three separate applications with the FERC necessary for the Hydro Transaction, respectively seeking (1) approval of the asset transfer itself, (2) authorization to continue making wholesale power sales at market-based rates after the transaction and (3) approval to transfer the four associated FERC hydroelectric licenses. We anticipate that FERC will act before the June 30, 2014, requested action date for the first two applications. On January 17, 2014, the CSKT protested the third application to transfer the FERC hydro licenses on procedural grounds and asked FERC to reject the application with respect to the Kerr Project. PPL Montana responded to the CSKT’s motion on January 27, 2014, but FERC has yet to rule. We requested FERC action on this third application by April 30, 2014.

Dave Gates Generating Station at Mill Creek (DGGS)

As a result of a FERC ALJ nonbinding decision issued in September 2012, we have cumulative deferred revenue of approximately $24.5 million, which is subject to refund and recorded within current regulatory liabilities in the Consolidated Balance Sheets. The ALJ concluded we should allocate only a fraction of the costs we believe (based on past practice) should be allocated to FERC jurisdictional customers. The matter has been fully briefed before the FERC.

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

In its April 2012 electric supply tracker order for the 2010/2011 tracker period, the MPSC had authorized us to include forecasted DSM lost revenues in future tracker filings. We had not recognized the entire forecasted amount for tracker periods since 2010/2011 as we were required to provide the MPSC with a detailed independent study supporting our requested DSM lost revenues.

During October 2013, the MPSC approved an order related to our 2012 electric supply tracker filing (covering July 1, 2011 through June 30, 2012), which includes a decision on a review of an independent study related to our request for DSM lost revenues, addresses future DSM lost revenue recovery, and includes a decision on DGGS related incremental contract costs included in the 2012 filing. Based on the MPSC's October 2013 decision we recognized revenue of approximately $3.8 million related to prior periods (including $1.9 million related to calendar year 2012) that we had previously deferred pending outcome of the review of the study results.

The order also includes a provision expressing concern with the policy of continuing to allow DSM lost revenue recovery, indicating that we bear the burden of demonstrating why any incremental DSM lost revenue recovery from the date of its order forward is reasonable and in the public interest. As of December 31, 2013, we have recognized approximately $7.1 million of DSM lost revenues for the 2012/ 2013 tracker period and approximately $3.6 million for the 2013/2014 tracker period. Based on the MPSC's order, we expect to be able to collect at least $7.1 million of DSM lost revenues for each annual tracker period; however, since the 2012/2013 annual tracker filing is still subject to final approval, the MPSC may ultimately require us to refund a portion of the DSM lost revenues we have recognized since July 2012. We do not expect the MPSC to issue a final order related to 2012/2013 DSM lost revenues until at least the first quarter of 2014.

Last, the MPSC indicated that $1.4 million of incremental costs associated with regulation service acquired from third parties during a 2012 outage at DGGS were imprudently incurred, and disallowed recovery.

While we recognized revenues and expenses consistent with the MPSC order, we appealed the MPSC's decision to the District Court in Montana in December 2013.

Natural Gas Production Assets

We purchased additional natural gas production interests in northern Montana's Bear Paw Basin during 2013 and 2012. We are collecting the cost of service for natural gas produced from these assets, including a return on our investment, through our natural gas supply tracker on an interim basis. As a result, we do not expect to file an application with the MPSC to place these assets in natural gas rate base until our next natural gas rate case. We are recognizing Bear Paw related revenue based on the precedent established by the MPSC's approval of Battle Creek in the fourth quarter of 2012. Since acquisition, we have recognized approximately $7.0 million of revenue that is subject to refund.

(5)           Regulatory Assets and Liabilities

We prepare our financial statements in accordance with the provisions of ASC 980, as discussed in Note 2 - Significant Accounting Policies. Pursuant to this guidance, certain expenses and credits, normally reflected in income as incurred, are deferred and recognized when included in rates and recovered from or refunded to the customers. Regulatory assets and liabilities are recorded based on management's assessment that it is probable that a cost will be recovered or that an obligation has been incurred. Accordingly, we have recorded the following major classifications of regulatory assets and liabilities that will be recognized in expenses and revenues in future periods when the matching revenues are collected or refunded. Of these regulatory assets and liabilities, energy supply costs are the only items earning a rate of return. The remaining regulatory items have corresponding assets and liabilities that will be paid for or refunded in future periods. Because these costs are recovered as paid, they do not earn a return. We have specific orders to cover approximately 97% of our regulatory assets and 93% of our regulatory liabilities.

	Note Reference	Remaining Amortization Period	December 31,
			2013	2012
			(in thousands)
Pension	16	Undetermined	$58,474	$143,672
Employee related benefits	16	Undetermined	17,700	20,911
Distribution infrastructure projects		4 Years	12,543	15,679
Environmental clean-up	20	Various	14,924	16,497
Supply costs		1 Year	17,875	11,788
Energy supply derivatives	9	1 Year	—	5,428
Income taxes	13	Plant Lives	201,808	162,154
Deferred financing costs		Various	13,919	13,944
State & local taxes & fees		Various	6,582	8,337
Other	—	Various	10,846	9,781
Total regulatory assets			$354,671	$408,191
Removal cost	7	Various	$336,613	$264,486
Gas storage sales		26 Years	10,831	11,251
Supply costs		1 Year	11,493	17,591
Deferred revenue	4	1 Year	33,400	26,259
Environmental clean-up		Various	1,194	1,395
State & local taxes & fees		1 Year	551	537
Other		Various	377	3,524
Total regulatory liabilities			$394,459	$325,043

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

Montana Distribution System Infrastructure Project (DSIP)

We have an accounting order to defer certain incremental operating and maintenance expenses associated with DSIP. Pursuant to the order, we deferred expenses incurred during 2011 and 2012 as a regulatory asset associated with the phase-in portion of the DSIP. These costs are being amortized into expense over five years beginning in 2013.

Supply Costs

The MPSC, SDPUC and NPSC have authorized the use of electric and natural gas supply cost trackers that enable us to track actual supply costs and either recover the under collection or refund the over collection to our customers. Accordingly, we have recorded a regulatory asset and liability to reflect the future recovery of under collections and refunding of over collections through the ratemaking process. We earn interest on electric and natural gas supply costs under collected, or apply interest in an over collection of 7.5%, in Montana; 10.6% and 7.8%, respectively, in South Dakota; and 8.5% for natural gas in Nebraska.

Energy Supply Derivatives

To manage our exposure to fluctuations in commodity prices we routinely enter into derivative contracts. Certain contracts for the purchase of natural gas associated with our gas utility operations do not qualify for the normal purchase and normal sale scope exception (NPNS). We use the mark-to-market method of accounting for these derivative contracts as we do not elect hedge accounting. Upon settlement of these contracts, associated proceeds or costs are refunded to or collected from our customers consistent with regulatory requirements; therefore, we record a regulatory asset or liability based on changes in market value.

Deferred Revenue

We have deferred revenue associated with DGGS and DSM lost revenues, which may be subject to refund as we have open regulatory proceedings. See Note 4 - Regulatory Matters, for further information regarding these items.

Environmental clean-up

Environmental clean-up costs are the estimated costs of investigating and cleaning up contaminated sites we own. We discuss the specific sites and clean-up requirements further in Note 20 - Commitments and Contingencies. Environmental clean-up costs are typically recoverable in customer rates when they are actually incurred. We record changes in the regulatory asset consistent with changes in our environmental liabilities. When cost projections become known and measurable, we coordinate with the appropriate regulatory authority to determine a recovery period.

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

Removal Cost

The anticipated costs of removing assets upon retirement are provided for over the life of those assets as a component of depreciation expense. Our depreciation method, including cost of removal, is established by the respective regulatory commissions. Therefore, consistent with this regulated treatment, we reflect this accrual of removal costs for our regulated assets by increasing our regulatory liability. See Note 7 - Asset Retirement Obligations, for further information regarding this item.

Gas Storage Sales

A regulatory liability was established in 2000 and 2001 based on gains on cushion gas sales in Montana. This gain is being flowed to customers over a period that matches the depreciable life of surface facilities that were added to maintain deliverability from the field after the withdrawal of the gas. This regulatory liability is a reduction of rate base.

(6)           Property, Plant and Equipment

The following table presents the major classifications of our property, plant and equipment (in thousands):

	Estimated Useful Life	December 31,
		2013	2012
	(years)	(in thousands)
Land, land rights and easements	54 – 96	$128,123	$72,550
Building and improvements	27 – 64	163,852	145,989
Transmission, distribution, and storage	15 – 85	2,448,821	2,339,111
Generation	25 – 50	533,450	506,017
Plant acquisition adjustment	34	204,754	204,754
Other	2 - 45	308,345	259,308
Construction work in process	–—	104,891	121,360
		3,892,236	3,649,089
Less accumulated depreciation		(1,202,108)	(1,213,499)
		$2,690,128	$2,435,590

The plant acquisition adjustment is related to the inclusion of our interest in Colstrip Unit 4 in rate base and represents the costs associated with the purchase of our previously leased interest. The acquisition adjustment is being amortized on a straight-line basis over the estimated remaining useful life. Plant and equipment under capital lease were $25.6 million and $27.7 million as of December 31, 2013 and 2012, respectively, which included $25.1 million and $27.1 million as of December 31, 2013 and 2012, respectively, related to a long-term power supply contract with the owners of a natural gas fired peaking plant, which has been accounted for as a capital lease.

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

Information relating to our ownership interest in these facilities is as follows (in thousands):

	Big Stone (SD)	Neal #4 (IA)	Coyote (ND)	Colstrip Unit 4 (MT)
December 31, 2013
Ownership percentages	23.4%	8.7%	10.0%	30.0%
Plant in service	$61,186	$57,633	$46,003	$290,163
Accumulated depreciation	45,792	29,841	36,076	70,072
December 31, 2012
Ownership percentages	23.4%	8.7%	10.0%	30.0%
Plant in service	$61,084	$30,009	$46,188	$290,607
Accumulated depreciation	38,021	23,994	30,655	67,534

(7)           Asset Retirement Obligations

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

Our AROs are primarily related to Department of Transportation requirements to cut, purge and cap retired natural gas pipeline segments, and our obligation to plug and abandon oil and gas wells at the end of their life. The following table presents the change in our gross conditional ARO (in thousands):

	December 31,
	2013	2012
Liability at January 1,	$9,283	$6,292
Accretion expense	745	473
Liabilities incurred	8,829	2,466
Liabilities settled	(27)	(35)
Revisions to cash flows	2,056	87
Liability at December 31,	$20,886	$9,283

Liabilities incurred includes amounts related to the natural gas production assets acquired.

Our regulated utility operations have previously recognized removal costs of transmission and distribution assets as a component of depreciation in accordance with regulatory treatment. Generally, the accrual of future non-ARO removal obligations is not required. However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities. Accordingly, the recorded amounts of estimated future removal costs are considered regulatory liabilities. These amounts do not represent legal retirement obligations. As of December 31, 2013 and 2012, we have recognized accrued removal costs of $336.6 million and $264.5 million, respectively.

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

(8)           Goodwill

We completed our annual goodwill impairment test as of April 1, 2013 and no impairment was identified. We calculate the fair value of our reporting units by considering various factors, including valuation studies based primarily on a discounted cash flow analysis, with published industry valuations and market data as supporting information. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in our service territory, regulatory stability, and commodity prices (where appropriate), as well as other factors that affect our revenue, expense and capital expenditure projections.

There were no changes in our goodwill during the year ended December 31, 2013. Goodwill by segment is as follows (in thousands):

	December 31,
	2013	2012
Electric	$241,100	$241,100
Natural gas	114,028	114,028
	$355,128	$355,128

(9)           Risk Management and Hedging Activities

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

Normal Purchases and Normal Sales

We have applied the NPNS exception to most of our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Consolidated Financial Statements at December 31, 2013 and 2012. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

The following table represents the fair value and location of derivative instruments subject to mark-to-market accounting (in thousands). For more information on the determination of fair value see Note 10 - Fair Value Measurements.

		December 31,
Mark-to-Market Transactions	Balance Sheet Location	2013	2012
Natural gas net derivative liability	Accrued Expenses	$—	$5,428

The following table represents the net change in fair value for these derivatives (in thousands):

	Unrealized gain recognized in Regulatory Assets
	December 31,
Derivatives Subject to Regulatory Deferral	2013	2012
Natural gas	$5,428	$14,884

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

As of December 31, 2013, none of the forward purchase contracts that do not qualify for NPNS contain credit risk-related contingent features.

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

Cash Flow Hedges	Location of Gain Reclassified from AOCI to Income	Amount of Gain Reclassified from AOCI into Income during the Year Ended December 31, 2013
Interest rate contracts	Interest Expense	$1,188

Approximately $5.7 million of the pre-tax gain on these cash flow hedges is remaining in AOCI as of December 31, 2013, and we expect to reclassify approximately $1.2 million of pre-tax gains on these cash-flow hedges from AOCI into interest expense during the next twelve months. These gains relate to swaps previously terminated, and we have no current interest rate swaps outstanding.

(10)           Fair Value Measurements

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

We classify assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. The table below sets forth by level within the fair value hierarchy the gross components of our assets and liabilities measured at fair value on a recurring basis. Normal purchases and sales transactions are not included in the fair values by source table as they are not recorded at fair value. See Note 9 - Risk Management and Hedging Activities for further discussion.

We record transfers between levels of the fair value heirarchy, if necessary, at the end of the reporting period. There were no transfers between levels for the periods presented.

December 31, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
Restricted cash	$6,650	$—	$—	$—	$6,650
Rabbi trust investments	16,477	—	—	—	16,477
Total	$23,127	$—	$—	$—	$23,127

December 31, 2012
Restricted cash	$6,392	$—	$—	$—	$6,392
Rabbi trust investments	10,522	—	—	—	10,522
Derivative liability (1)	—	(5,428)	—	—	(5,428)
Total	$16,914	$(5,428)	$—	$—	$11,486
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

The table above disaggregates our derivative liability on a gross contract-by-contract basis as required and classifies each individual liability within the appropriate level in the fair value hierarchy, regardless of whether a particular contract is eligible for netting against other contracts. These gross balances are intended solely to provide information on sources of inputs to fair value and do not represent our actual credit exposure or net economic exposure. Increases and decreases in the gross components presented in each of the levels in this table also do not indicate changes in the level of derivative activities. Rather, the primary factors affecting the gross amounts are commodity prices.

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,155,097	$1,237,151	$1,055,074	$1,229,233

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

(11)    Short-Term Borrowings and Credit Arrangements

Short-Term Borrowings

Short-term borrowings and the corresponding weighted average interest rates as of December 31 were as follows (dollars in millions, except for percentages):

	2013		2012
Short-Term Debt	Balance	Interest Rate	Balance	Interest Rate
Commercial Paper	$141.0	0.41%	$122.9	0.53%

The following information relates to commercial paper for the years ended December 31 (dollars in millions):

	2013	2012
Maximum short-term debt outstanding	$199.9	$166.9
Average short-term debt outstanding	$69.0	$78.9
Weighted-average interest rate	0.40%	0.48%

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

Unsecured Revolving Line of Credit

On November 5, 2013, we amended and restated our $300 million unsecured revolving credit facility scheduled to expire on June 30, 2016, to extend the term to November 5, 2018. The facility has an accordion feature that allows us to increase the size up to $350 million. The facility does not amortize. The facility bears interest at the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%, or a base rate, plus a margin of 0.0% to 0.75%. A total of eight banks participate in the facility, with no one bank providing more than 16% of the total availability. There were no direct borrowings or letters of credit outstanding as of December 31, 2013. Commitment fees for the unsecured revolving line of credit were $0.5 million for the years ended December 31, 2013 and 2012.

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

Bridge Facility

In November 2013, in connection with the Hydro Transaction, we entered into a $900 million 364-day senior bridge credit facility. The bridge facility may be used temporarily in a single draw to finance the Hydro Transaction and pay related fees and expenses in the event that permanent financing is not in place at the time of closing. Any advance under the bridge facility is subject to certain conditions including regulatory approval of the Hydro Transaction, and would be due and payable within one year of borrowing.

The bridge facility does not amortize and is unsecured. The bridge facility, if drawn, bears interest at the Eurodollar rate, plus a margin of 0.88% to 1.75%, or a base rate, plus a margin of 0.0% to 0.75%. The applicable margin would be determined based on our then-current senior unsecured credit ratings. If our current unsecured credit ratings are unchanged at the time of closing, the applicable margin would be 1.25% for Eurodollar rate loans and 0.25% for base rate loans. There were no direct borrowings or letters of credit outstanding as of December 31, 2013. Commitment fees for the bridge facility were $0.2 million for the year ended December 31, 2013.

The covenants in the bridge facility are substantially similar to those in our unsecured revolving line of credit. As of December 31, 2013, we are in compliance with our financial debt covenants.

(12)           Long-Term Debt and Capital Leases

Long-term debt and capital leases consisted of the following (in thousands):

		December 31,
	Due	2013	2012
Unsecured Debt:
Unsecured Revolving Line of Credit	2018	$—	$—
Secured Debt:
Mortgage bonds—
South Dakota—6.05%	2018	55,000	55,000
South Dakota—5.01%	2025	64,000	64,000
South Dakota—4.15%	2042	30,000	30,000
South Dakota—4.30%	2052	20,000	20,000
South Dakota—4.85%	2043	50,000	—
Montana—6.04%	2016	150,000	150,000
Montana—6.34%	2019	250,000	250,000
Montana—5.71%	2039	55,000	55,000
Montana—5.01%	2025	161,000	161,000
Montana—4.15%	2042	60,000	60,000
Montana—4.30%	2052	40,000	40,000
Montana—4.85%	2043	15,000	—
Montana—3.99%	2028	35,000	—
Pollution control obligations—
Montana—4.65%	2023	170,205	170,205
Other Long Term Debt:
Discount on Notes and Bonds	—	(108)	(131)
		1,155,097	1,055,074
Less current maturities		—	—
		$1,155,097	$1,055,074
Capital Leases:
Total Capital Leases	Various	$31,557	$33,174
Less current maturities		(1,662)	(1,612)
		$29,895	$31,562

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

In December 2013, we issued $65 million aggregate principal amount of Montana and South Dakota First Mortgage Bonds at a fixed interest rate of 4.85% maturing in 2043. At the same time, we also issued $35 million aggregate principal amount of Montana First Mortgage Bonds at a fixed interest rate of 3.99% maturing in 2028. The bonds are secured by our electric and natural gas assets in the respective jurisdictions. The bonds were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were used to fund a portion of our investment growth opportunities.

As of December 31, 2013, we are in compliance with our financial debt covenants.

Maturities of Long-Term Debt

The aggregate minimum principal maturities of long-term debt and capital leases, during the next five years are $1.7 million in 2014, $1.7 million in 2015, $151.8 million in 2016, $2.0 million in 2017 and $57.1 million in 2018.

(13)           Income Taxes

Income tax expense is comprised of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Federal
Current	$108	$5,358	$(159)
Deferred	18,150	13,197	18,618
Investment tax credits	(335)	(376)	(424)
State
Current	83	(1,411)	(27)
Deferred	(3,705)	1,321	(7,943)
	$14,301	$18,089	$10,065

The following table reconciles our effective income tax rate to the federal statutory rate:

	Year Ended December 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income, net of federal provisions	(2.8)	0.9	(5.5)
Flow-through repairs deductions	(16.4)	(14.0)	(13.1)
Production tax credits	(2.9)	—	—
Plant and depreciation of flow through items	(0.5)	(1.1)	(0.3)
Prior year permanent return to accrual adjustments	0.5	(1.6)	(3.8)
Recognition of state net operating loss benefit / valuation allowance release	—	(2.1)	(2.3)
Other, net	0.3	(1.6)	(0.2)
	13.2%	15.5%	9.8%

The following table summarizes the significant differences in income tax expense based on the differences between our effective tax rate and the federal statutory rate (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income Before Income Taxes	$108,284	$116,495	$102,621

Income tax calculated at 35% federal statutory rate	37,899	40,774	35,917

Permanent or flow through adjustments:
State income, net of federal provisions	(3,082)	1,078	(5,673)
Flow-through repairs deductions	(17,763)	(16,350)	(13,425)
Production tax credits	(3,171)	—	—
Plant and depreciation of flow through items	(584)	(1,281)	(264)
Prior year permanent return to accrual adjustments	541	(1,901)	(3,948)
Recognition of state net operating loss benefit / valuation allowance release	—	(2,398)	(2,402)
Other, net	461	(1,833)	(140)
	$(23,598)	$(22,685)	$(25,852)

Income tax expense	$14,301	$18,089	$10,065

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

The components of the net deferred income tax liability recognized in our Consolidated Balance Sheets are related to the following temporary differences (in thousands):

	December 31,
	2013	2012
Pension / postretirement benefits	$20,522	$59,098
Unbilled revenue	18,136	15,944
NOL carryforward	16,758	—
Reserves and accruals	12,097	12,457
Customer advances	10,781	13,660
Compensation accruals	10,409	11,303
AMT credit carryforward	10,357	10,588
Environmental liability	9,026	9,701
Regulatory assets	7,248	—
Production tax credit	3,171	—
QF obligations	2,066	1,462
Property taxes	796	18,025
Regulatory liabilities	659	1,526
Other, net	2,827	3,539
Deferred Tax Asset	124,853	157,303
Excess tax depreciation	(304,071)	(278,051)
Goodwill amortization	(122,798)	(118,313)
Flow through depreciation	(79,016)	(63,551)
Regulatory assets	—	(24,173)
Deferred Tax Liability	(505,885)	(484,088)
Deferred Tax Liability, net	$(381,032)	$(326,785)

At December 31, 2013 we estimate our total federal NOL carryforward to be approximately $325.7 million. If unused, our federal NOL carryforwards will expire as follows: $16.3 million in 2025; $95.5 million in 2028; $23.8 million in 2029; $127.5 million in 2031; and $62.6 million in 2033. We estimate our state NOL carryforward as of December 31, 2013 is approximately $243.5 million. If unused, our state NOL carryforwards will expire as follows: $74.0 million in 2015; $18.6 million in 2016; $101.2 million in 2018; and $49.7 million in 2020. We believe it is more likely than not that sufficient taxable income will be generated to utilize these NOL carryforwards.

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The change in unrecognized tax benefits is as follows (in thousands):

	2013	2012	2011
Unrecognized Tax Benefits at January 1	$113,291	$131,949	$120,859
Gross increases - tax positions in prior period	—	—	—
Gross decreases - tax positions in prior period	—	(1,766)	(15,774)
Gross increases - tax positions in current period	518	2,391	26,864
Gross decreases - tax positions in current period	(343)	(19,283)	—
Unrecognized Tax Benefits at December 31	$113,466	$113,291	$131,949

Our unrecognized tax benefits include approximately $79.0 million related to tax positions as of each of December 31, 2013 and 2012 that, if recognized, would impact our annual effective tax rate. It is reasonably possible that a significant portion of our unrecognized tax benefits may decrease in the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the year ended December 31, 2013, we recognized approximately $0.4 million of interest in the Consolidated Statements of Income. As of December 31, 2013, we have $0.4 million of interest accrued in the Consolidated Balance Sheets. During the year ended December 31, 2012, we did not recognize any expense for interest or penalties, and did not have any amounts accrued as of December 31, 2012, for the payment of interest and penalties.

In September 2013, the IRS issued final tangible property regulations, which includes final guidance on a safe harbor method for determining the tax treatment of repair costs related to electric transmission and distribution property. The regulations are not effective until tax years beginning on or after January 1, 2014; however, certain portions require a tax accounting method change on a retroactive basis, thus requiring an adjustment related to fixed and real asset deferred taxes. Based on our preliminary analysis of the tangible property regulations, no material adjustments were recorded during 2013. We will continue to monitor the impact of any future changes to the tangible property regulations on our tax positions prospectively.

Our federal tax returns from 2000 forward remain subject to examination by the IRS.

(14)           Other Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	December 31,
	2013			2012			2011
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$166	$—	$166	$(54)	—	$(54)	$25	$—	$25
Reclassification of net gains on derivative instruments to net income	(1,188)	458	(730)	(1,188)	456	(732)	(1,188)	458	(730)
Reclassification of deferred tax liability on net gains on derivative instruments	—	—	—	—	—	—	—	(3,572)	(3,572)
Pension and postretirement medical liability adjustment	1,568	(605)	963	(897)	344	(553)	(736)	155	(581)
Other comprehensive income (loss)	$546	$(147)	$399	$(2,139)	$800	$(1,339)	$(1,899)	$(2,959)	$(4,858)

Balances by classification included within AOCI on the Consolidated Balance Sheets are as follows, net of tax (in thousands):

	December 31, 2013	December 31, 2012
Foreign currency translation	$532	$366
Derivative instruments designated as cash flow hedges	3,513	4,243
Pension and postretirement medical plans	(1,329)	(2,292)
Accumulated other comprehensive income	2,716	2,317

The following table displays the changes in AOCI by component, net of tax (in thousands):

		December 31, 2013
		Twelve Months Ended
	Affected Line Item in the Consolidated Statements of Income	Gains on Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$4,243	$(2,292)	$366	$2,317
Other comprehensive income before reclassifications		—	—	166	$166
Amounts reclassified from accumulated other comprehensive income	Interest Expense	(730)	—	—	$(730)
Amounts reclassified from accumulated other comprehensive income		—	963	—	$963
Net current-period other comprehensive (loss) income		(730)	963	166	399
Ending balance		$3,513	$(1,329)	$532	$2,716

(15)           Operating Leases

We lease vehicles, office equipment and facilities under various long-term operating leases. At December 31, 2013 future minimum lease payments for the next five years under non-cancelable lease agreements are as follows (in thousands):

2014	1,655
2015	1,260
2016	796
2017	434
2018	40

Lease and rental expense incurred was $2.0 million, $2.2 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(16)           Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees, which includes two cash balance pension plans. The plan for our South Dakota and Nebraska employees is referred to as the NorthWestern Corporation pension plan, and the plan for our Montana employees is referred to as the NorthWestern Energy pension plan. We utilize a number of accounting mechanisms that reduce the volatility of reported pension costs. Differences between actuarial assumptions and actual plan results are deferred and are recognized into earnings only when the accumulated differences exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. The Plan’s funded status is recognized as an asset or liability in our financial statements. See Note 5 - Regulatory Assets and Liabilities, for further discussion on how these costs are recovered through rates charged to our customers.

Benefit Obligation and Funded Status

Following is a reconciliation of the changes in plan benefit obligations and fair value of plan assets, and a statement of the funded status (in thousands):

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2013	2012	2013	2012
Change in Benefit Obligation:
Obligation at beginning of period	$609,643	$536,536	$34,040	$32,427
Service cost	13,465	11,488	541	541
Interest cost	22,719	23,823	877	1,167
Actuarial (gain) loss	(54,671)	59,071	(3,156)	2,508
Benefits paid	(23,290)	(21,275)	(2,218)	(2,603)
Benefit obligation at end of period	$567,866	$609,643	$30,084	$34,040
Change in Fair Value of Plan Assets:
Fair value of plan assets at beginning of period	$472,936	$432,637	$15,893	$15,502
Return on plan assets	55,006	49,874	2,662	1,789
Employer contributions	11,700	11,700	1,846	1,205
Benefits paid	(23,290)	(21,275)	(2,218)	(2,603)
Fair value of plan assets at end of period	$516,352	$472,936	$18,183	$15,893
Funded Status	$(51,514)	$(136,707)	$(11,901)	$(18,147)
Amounts recognized in the balance sheet consist of:
Current liability	—	—	(1,178)	(1,082)
Noncurrent liability	(51,514)	(136,707)	(10,723)	(17,065)
Net amount recognized	$(51,514)	$(136,707)	$(11,901)	$(18,147)
Amounts recognized in regulatory assets consist of:
Prior service (cost) credit	(748)	(994)	19,247	21,396
Net actuarial loss	(71,777)	(160,610)	(4,807)	(9,488)
Amounts recognized in AOCI consist of:
Prior service cost	—	—	(1,302)	(1,453)
Net actuarial gain	—	—	(971)	(2,432)
Total	$(72,525)	$(161,604)	$12,167	$8,023

The total projected benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were as follows (in millions):

	Pension Benefits
	December 31,
	2013	2012
Projected benefit obligation	$567.9	$609.6
Accumulated benefit obligation	565.0	606.2
Fair value of plan assets	516.4	472.9

Net Periodic Cost (Credit)

The components of the net costs (credits) for our pension and other postretirement plans are as follows (in thousands):

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
	2013	2012	2011	2013	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$13,465	$11,488	$10,199	$541	$541	$437
Interest cost	22,719	23,823	24,394	877	1,167	1,348
Expected return on plan assets	(32,491)	(29,996)	(30,462)	(1,019)	(1,021)	(1,185)
Amortization of prior service cost (credit)	246	246	246	(1,998)	(1,998)	(1,998)
Recognized actuarial loss	11,648	8,646	2,516	1,271	790	658
Net Periodic Benefit Cost (Credit)	$15,587	$14,207	$6,893	$(328)	$(521)	$(740)

For purposes of calculating the expected return on pension plan assets, the market-related value of assets is used, which is based upon fair value. The difference between actual plan asset returns and estimated plan asset returns are amortized equally over a period not to exceed five years.

We estimate amortizations from regulatory assets into net periodic benefit cost during 2014 will be as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior service cost (credit)	$246	$(1,998)
Accumulated loss	2,226	310

Actuarial Assumptions

The measurement dates used to determine pension and other postretirement benefit measurements for the plans are December 31, 2013 and 2012. The actuarial assumptions used to compute net periodic pension cost and postretirement benefit cost are based upon information available as of the beginning of the year, specifically, market interest rates, past experience and management's best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. In computing future costs and obligations, we must make assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rate, expected return on plan assets, and expected future cost increases. Two of these assumptions have the most impact on the level of cost: (1) discount rate and (2) expected rate of return on plan assets.

For 2013 and 2012, we set the discount rate using a yield curve analysis, which projects benefit cash flows into the future and then discounts those cash flows to the measurement date using a yield curve. This is done by constructing a hypothetical bond portfolio whose cash flow from coupons and maturities matches the year-by-year, projected benefit cash flow from our plans.

In determining the expected long-term rate of return on plan assets, we review historical returns, the future expectations for returns for each asset class weighted by the target asset allocation of the pension and postretirement portfolios, and long-term inflation assumptions. During 2013, we changed the target asset allocation for our pension assets from 50% equity securities / 50% fixed income securities to 35% equity securities / 65% fixed income securities. Considering this information and future expectations for asset returns, we are reducing our long term rate of return on assets assumption from 7.00% for 2013 to 5.80% for 2014.

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

The weighted-average assumptions used in calculating the preceding information are as follows:

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
	2013	2012	2011	2013	2012	2011
Discount rate	4.55-4.75%	3.55-3.80%	4.40-4.55%	3.75-4.20%	2.25-3.20%	3.50-4.30%
Expected rate of return on assets	7.00	7.00	7.25	7.00	7.00	7.25
Long-term rate of increase in compensation levels (nonunion)	3.58	3.58	3.58	3.58	3.58	3.58
Long-term rate of increase in compensation levels (union)	3.50	3.50	3.50	3.50	3.50	3.50

The postretirement benefit obligation is calculated assuming that health care costs increased by 8.25% in 2013 and the rate of increase in the per capita cost of covered health care benefits thereafter was assumed to decrease gradually by 0.25% per year to an ultimate trend of 4.5% by the year 2029. The company contribution toward the premium cost is capped, therefore future health care cost trend rates are expected to have a minimal impact on company costs and the accumulated postretirement benefit obligation.

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

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2013	2012	2013	2012
Domestic debt securities	60.0%	40.0%	40.0%	40.0%
International debt securities	5.0	10.0	—	—
Domestic equity securities	30.0	40.0	50.0	50.0
International equity securities	5.0	10.0	10.0	10.0

The actual allocation by plan is as follows:

	NorthWestern Energy Pension		NorthWestern Corporation Pension		NorthWestern Energy Health and Welfare
	December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013	2012
Cash and cash equivalents	—%	—%	0.1%	—%	1.8%	3.4%
Domestic debt securities	58.6	39.5	64.7	38.3	38.6	37.8
International debt securities	4.9	9.9	4.9	10.6	0.3	—
Domestic equity securities	31.4	40.2	25.3	40.6	50.1	49.8
International equity securities	5.1	10.4	5.0	10.5	9.2	9.0
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

The fair value of our plan assets at December 31, 2013, by asset category are as follows (in thousands):

Asset Category	Total	Quoted Market Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Pension Plan Assets
Cash and cash equivalents	$168	$—	$168	$—
Equity securities: (1)
US small/mid cap growth	13,764	—	13,764	—
US small/mid cap value	13,664	—	13,664	—
US large cap growth	42,094	—	42,094	—
US large cap value	42,102	—	42,102	—
US large cap passive	47,227	—	47,227	—
Non-US core	20,015	—	20,015	—
Emerging markets	6,250	—	6,250	—
Fixed income securities:(2)
US core	82,639	—	82,639	—
US passive	44,762	—	44,762	—
Long duration	24,401	—	24,401	—
Long duration investment grade	32,700	—	32,700	—
Long duration passive	24,122	—	24,122	—
Opportunistic	5,876	—	5,876	—
Non-US passive	25,150	—	25,150	—
Active long corporate	83,147	—	83,147	—
Participating group annuity contract	8,271	—	8,271	—
	$516,352	$—	$516,352	$—
Other Postretirement Benefit Plan Assets
Cash and cash equivalents	$318	$—	$318	$—
Equity securities: (1)
US small/mid cap growth	751	—	751	—
US small/mid cap value	736	—	736	—
S&P 500 index	7,321	—	7,321	—
US large cap growth	98	—	98	—
US large cap value	98	—	98	—
US large cap passive	110	—	110	—
Non-US core	1,595	—	1,595	—
Emerging markets	85	—	85	—
Fixed income securities: (2)
Passive bond market	1,880	—	1,880	—
US core	4,390	—	4,390	—
US passive	107	—	107	—
Long duration	55	—	55	—
Long duration investment grade	79	—	79	—
Long duration passive	55	—	55	—
Opportunistic	261	—	261	—
Non-US passive	57	—	57	—
Active long corporate	187	—	187	—
	$18,183	$—	$18,183	$—

The fair value of our plan assets at December 31, 2012, by asset category are as follows (in thousands):

Asset Category	Total	Quoted Market Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Pension Plan Assets
Cash and cash equivalents	$508		$508	$—
Equity securities: (1)
US small/mid cap growth	16,229	—	16,229	—
US small/mid cap value	16,297	—	16,297	—
US large cap growth	49,811	—	49,811	—
US large cap value	51,655	—	51,655	—
US large cap passive	56,194	—	56,194	—
Non-US core	36,358	—	36,358	—
Emerging markets	12,713	—	12,713	—
Fixed income securities:(2)
US core opportunistic	90,742	—	90,742	—
US passive	48,710	—	48,710	—
Long duration	6,455	—	6,455	—
Long duration investment grade	7,091	—	7,091	—
Long duration passive	5,239	—	5,239	—
Non-US passive	46,856	—	46,856	—
Active long corporate	18,540	—	18,540	—
Participating group annuity contract	9,538	—	9,538	—
	$472,936	$—	$472,936	$—
Other Postretirement Benefit Plan Assets
Cash and cash equivalents	$533	—	$533	—
Equity securities: (1)
US small/mid cap growth	567	—	567	—
US small/mid cap value	567	—	567	—
S&P 500 index	6,360	—	6,360	—
US large cap growth	132	—	132	—
US large cap value	139	—	139	—
US large cap passive	151	—	151	—
Non-US core	1,323	—	1,323	—
Emerging markets	108	—	108	—
Fixed income securities: (2)
Passive bond market	1,205	—	1,205	—
US core opportunistic	4,440	—	4,440	—
US passive	138	—	138	—
Long duration	16	—	16	—
Long duration investment grade	21	—	21	—
Long duration passive	16	—	16	—
Non-US passive	124	—	124	—
Active long corporate	53	—	53	—
	$15,893	$—	$15,893	$—
_________________

(1)	This category consists of active and passive managed equity funds, which are invested in multiple strategies to diversify risks and reduce volatility.
(2) This category consists of investment grade bonds of issuers from diverse industries, debt securities issued by international, national, state and local governments, and asset-backed securities. This includes both active and passive managed funds.

For further discussion of the three levels of the fair value hierarchy see Note 10 - Fair Value Measurements.

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

Based on the assumptions allowed under the PPA, WRERA, Treasury guidance and IRS guidance, we estimate that our minimum annual required contribution for 2014 will be approximately $10.2 million. Additional legislative or regulatory measures, as well as fluctuations in financial market conditions, may impact these funding requirements.

Due to the regulatory treatment of pension costs in Montana, pension expense through 2012 was calculated using the average of our actual and estimated funding amounts from 2005 through 2012. Pension expense for 2013 was based on actual contributions to the plan. Annual contributions to each of the pension plans are as follows (in thousands):

	2013	2012	2011
NorthWestern Energy Pension Plan (MT)	$10,500	$10,500	$10,500
NorthWestern Pension Plan (SD)	1,200	1,200	1,200
	$11,700	$11,700	$11,700

We estimate the plans will make future benefit payments to participants as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
2014	$26,648	$3,585
2015	27,855	3,494
2016	29,850	3,388
2017	31,016	3,237
2018	32,472	3,082
2019-2023	182,212	12,107

Defined Contribution Plan

Our defined contribution plan permits employees to defer receipt of compensation as provided in Section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to direct a percentage of their gross compensation to be contributed to the plan. We contribute various percentage amounts of the employee's gross compensation contributed to the plan. Matching contributions for the year ended December 31, 2013, 2012 and 2011 were $7.8 million, $7.2 million, and $6.7 million, respectively.

(17)           Stock-Based Compensation

We grant stock-based awards through our 2005 Long-Term Incentive Plan (LTIP), which includes restricted stock awards and performance share awards. As of December 31, 2013, there were 662,507 shares of common stock remaining available for grants. The remaining vesting period for awards previously granted ranges from one to five years if the service and/or performance requirements are met. Nonvested shares do not receive dividend distributions. The long-term incentive plan provides for accelerated vesting in the event of a change in control.

We account for our share-based compensation arrangements by recognizing compensation costs for all share-based awards over the respective service period for employee services received in exchange for an award of equity or equity-based compensation. The compensation cost is based on the fair value of the grant on the date it was awarded.

Restricted Stock and Performance Share Awards

Performance share awards were granted under the 2005 LTIP during 2013 and 2012. With these awards, shares will vest if, at the end of the three-year performance period, we have achieved certain performance goals and the individual remains employed by us. The exact number of shares issued will vary from 0% to 200% of the target award, depending on actual company performance relative to the performance goals. These awards contain both a market and performance based component. The performance goals for these awards are independent of each other and equally weighted, and are based on two metrics: (i) cumulative net income and average return on equity; and (ii) total shareholder return (TSR) relative to a peer group.

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

	2013	2012
Risk-free interest rate	0.44%	0.38%
Expected life, in years	3	3
Expected volatility	16.3% to 25.4%	20.2% to 34.2%
Dividend yield	3.9%	4.1%

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

A summary of nonvested shares as of and changes during the year ended December 31, 2013, are as follows:

	Performance Share Awards		Restricted Stock Awards
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Beginning nonvested grants	186,755	$22.64	1,000	$24.77
Granted	88,592	32.97	2,500	35.78
Vested	(100,402)	20.48	(3,500)	32.63
Forfeited	(1,299)	25.33	—	—
Remaining nonvested grants	173,646	$29.14	—	$—

We recognized compensation expense of $2.4 million, $2.8 million, and $2.1 million for the years ended December 31, 2013, 2012, and 2011, respectively, and a related income tax benefit of $1.5 million, $0.4 million, and $1.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013, we had $3.0 million of unrecognized compensation cost related to the nonvested portion of outstanding awards, which is reflected as nonvested stock as a portion of additional paid in capital in our Statement of Common Shareholders' Equity. The cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested was $2.2 million, $2.0 million, and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

A summary of nonvested shares as of and changes during the year ended December 31, 2013, are as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Beginning nonvested grants	17,537	$27.70
Granted	9,091	35.14
Vested	—	—
Forfeited	—	—
Remaining nonvested grants	26,628	$30.24

Director's Deferred Compensation

Nonemployee directors may elect to defer up to 100% of any qualified compensation that would be otherwise payable to him or her, subject to compliance with our 2005 Deferred Compensation Plan for Nonemployee Directors and Section 409A of the Internal Revenue Code. The deferred compensation may be invested in NorthWestern stock or in designated investment funds. Compensation deferred in a particular month is recorded as a deferred stock unit (DSU) on the first of the following month based on the closing price of NorthWestern stock or the designated investment fund. The DSUs are marked-to-market on a quarterly basis with an adjustment to director’s compensation expense. Based on the election of the nonemployee director, following separation from service on the Board, other than on account of death, he or she shall be paid a distribution either in a lump sum or in approximately equal installments over a designated number of years (not to exceed 10 years). During the years ended December 31, 2013, 2012 and 2011, DSUs issued to members of our Board totaled 33,837, 31,801 and 31,032, respectively. Total compensation expense attributable to the DSUs during the years ended December 31, 2013, 2012 and 2011 was approximately $3.6 million, $0.9 million and $2.3 million, respectively.

(18)           Common Stock

We have 250,000,000 shares authorized consisting of 200,000,000 shares of common stock with a $0.01 par value and 50,000,000 shares of preferred stock with a $0.01 par value. Of these shares, 2,265,957 shares of common stock are reserved for the incentive plan awards. For further detail of grants under this plan see Note 17 - Stock-Based Compensation.

In April 2012, we entered into an Equity Distribution Agreement pursuant to which we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $100 million. During 2013, we issued 1,381,494 shares of our common stock at an average price of $41.61 per share, for net proceeds of $56.8 million. During the three months ended December 31, 2013, we issued 278,914 shares at an average price of $46.17, for net proceeds of $12.7 million, which is net of sales commissions of approximately $129,000, and other fees.

Repurchase of Common Stock

Shares tendered by employees to us to satisfy the employees' tax withholding obligations in connection with the vesting of restricted stock awards totaled 34,552 and 22,789 during the years ended December 31, 2013 and 2012, respectively, and are reflected in treasury stock. These shares were credited to treasury stock based on their fair market value on the vesting date.

(19)           Earnings Per Share

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

	December 31,
	2013	2012
Basic computation	38,144,852	36,847,427
Dilutive effect of
Restricted stock and performance share awards (1)	82,223	193,473
Diluted computation	38,227,075	37,040,900
 _____________________

(1)           Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

(20)           Commitments and Contingencies

Qualifying Facilities Liability

Our QF liability primarily consists of unrecoverable costs associated with three contracts covered under the PURPA. The QFs require us to purchase minimum amounts of energy at prices ranging from $74 to $136 per MWH through 2029. Our estimated gross contractual obligation related to the QFs is approximately $1.1 billion through 2029. A portion of the costs incurred to purchase this energy is recoverable through rates, totaling approximately $0.9 billion through 2029. The present value of the remaining QF liability is recorded in our Consolidated Balance Sheets as a regulatory disallowance liability pursuant to ASC 980. The following summarizes the change in the QF liability (in thousands):

	December 31,
	2013	2012
Beginning QF liability	$136,652	$184,187
Gain on CELP arbitration decision	—	(47,894)
Unrecovered amount	(10,647)	(12,014)
Interest expense	10,443	12,373
Ending QF liability	$136,448	$136,652

See Note 3 - Acquisitions and Significant Events for additional discussion related to the adjustment of the QF liability related to the CELP arbitration decision in 2012.

The following summarizes the estimated gross contractual obligation less amounts recoverable through rates (in thousands):

	Gross Obligation	Recoverable Amounts	Net
2014	$67,283	$56,025	$11,258
2015	69,606	56,598	13,008
2016	71,598	57,188	14,410
2017	73,622	57,789	15,833
2018	75,688	58,401	17,287
Thereafter	724,574	567,215	157,359
Total	$1,082,371	$853,216	$229,155

Long Term Supply and Capacity Purchase Obligations

We have entered into various commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 28 years. Costs incurred under these contracts were approximately $379.4 million, $340.8 million and $390.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013, our commitments under these contracts are $305.8 million in 2014, $202.6 million in 2015, $160.7 million in 2016, $136.7 million in 2017, $108.6 million in 2018, and $1,143.4 million thereafter. These commitments are not reflected in our Consolidated Financial Statements.

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

Our liability for environmental remediation obligations is estimated to range between $27.3 million to $35.0 million, primarily for manufactured gas plants discussed below. As of December 31, 2013, we have a reserve of approximately $29.9 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $23.3 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies and implementing remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources (DENR). Our current reserve for remediation costs at this site is approximately $12.0 million, and we estimate that approximately $9.0 million of this amount will be incurred during the next five years.

We also own sites in North Platte, Kearney and Grand Island, Nebraska on which former manufactured gas facilities were located. In February 2011, the Nebraska Department of Environmental Quality (NDEQ) completed an Abbreviated Preliminary Assessment and Site Investigation Report for Grand Island, which recommended additional ground water testing. In April of 2012, we received a letter from NDEQ regarding a recently completed Vapor Intrusion Assessment Report and an invitation to join NDEQ's Voluntary Cleanup Program (VCP). We declined NDEQ's offer to join its VCP and committed to conducting a limited soil vapor investigation, which was completed in July 2012. We are currently working independently to fully characterize the nature and extent of impacts associated with the Grand Island former manufactured gas plant as well as the North Platte and Kearney sites. Our reserve estimate includes assumptions for site assessment and remedial action work. At present, we cannot determine with a reasonable degree of certainty the nature and timing of any risk-based remedial action at our Nebraska locations.

In addition, we own or have responsibility for sites in Butte, Missoula and Helena, Montana on which former manufactured gas plants were located. An investigation conducted at the Missoula site did not require remediation activities, but required preparation of a groundwater monitoring plan. The Butte and Helena sites were placed into the Montana Department of Environmental Quality (MDEQ) voluntary remediation program for cleanup due to soil and groundwater impacts. Voluntary soil and coal tar removals were conducted in the past at the Butte and Helena locations in accordance with MDEQ requirements. We have conducted additional groundwater monitoring at the Butte and Missoula sites and, at this time, we believe natural attenuation should address the conditions at these sites; however, additional groundwater monitoring will be necessary and additional monitoring wells will be installed at the Butte site. Monitoring of groundwater at the Helena site is ongoing and will be necessary for an extended period of time. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of risk-based remedial action at the Helena site or if any additional actions beyond monitored natural attenuation will be required.

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

On January 8, 2014, the EPA reproposed New Source Performance Standards (NSPS) that specify permissible levels of GHG emissions from newly-constructed fossil fuel-fired electric generating units. As directed by President Obama's June 25, 2013, Climate Action Plan, the EPA also intends to establish, pursuant to Section 111(d) of the Clean Air Act, carbon dioxide emissions standards for existing fossil fuel fired electric generating units. EPA plans to propose regulations and guidelines addressing GHG emissions for existing units by June 1, 2014, and finalize those guidelines by June 1, 2015. States must then submit their individual plans for reducing power plants' GHG emissions to EPA by June 30, 2016. Thus, it is possible that existing power plants may be required to comply with GHG performance standards as soon as July 2016.

The U.S. Supreme Court is expected to hear oral arguments on February 24, 2014 on the challenge to EPA's GHG regulations, including the Tailoring Rule which limits the sources subject to GHG permitting requirements to the largest fossil-fueled power plants. It is conceivable that the Court could invalidate EPA's PSD and Title V Tailoring Rule, but still leave power plants subject to anticipated new and existing source performance standards for GHG.

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

Coal Combustion Residuals (CCRs) - In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs under the Resource Conservation and Recovery Act (RCRA). CCRs include fly ash, bottom ash and scrubber wastes. Under one approach, the EPA would regulate CCRs as special wastes subject to regulation under subtitle C, the hazardous waste provisions, of RCRA. This approach would have significant impacts on coal-fired plants, and would require plants to retrofit their operations to comply with hazardous waste requirements from the generation of CCRs and associated waste waters through transportation and disposal. This could also have a negative impact on the beneficial use of CCRs and the current markets associated with such use. The second approach would regulate CCRs as a solid waste under Subtitle D of RCRA. This approach would only affect disposal, most significantly any wet disposal, of CCRs. In a January 2014 consent decree in the case Appalachian Voices v. McCarthy, the EPA agreed to take final action with respect to the CCR regulations by December 19, 2014. In addition, legislation has been introduced in Congress to regulate coal ash. We cannot predict at this time the final requirements of any CCR regulations or legislation and what impact, if any, they would have on us, but the costs of complying with any such requirements could be significant.

Water Intakes and Discharges - Section 316(b) of the Federal Clean Water Act (CWA) requires that the location, design, construction and capacity of any cooling water intake structure reflect the “best available technology” for minimizing environmental impacts. Permits required for existing facilities are to be developed by the individual states using their best professional judgment until the EPA takes action to address several court decisions that rejected portions of previous rules and confirmed that the EPA has discretion to consider costs relative to benefits in developing cooling water intake structure regulations. In March 2011, the EPA proposed a rule to address impingement and entrainment of aquatic organisms at existing cooling water intake structures. Pursuant to a settlement agreement, the EPA was required to take final action on the regulations by January 14, 2014, but the EPA did not meet the settlement deadline and it is working to complete the final rule for cooling water intakes as soon as possible. When a final rule is issued and implemented, additional capital and/or increased operating costs may be required. The costs of complying with any such final water intake standards are not currently determinable, but could be significant.

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

In December 2011, the EPA issued a final rule relating to Mercury and Air Toxics Standards (MATS). Among other things, the MATS set stringent emission limits for acid gases, mercury, and other hazardous air pollutants from new and existing electric generating units. Facilities that are subject to the MATS must come into compliance within three years after the effective date of the rule (or by 2015) unless a one year extension is granted on a case-by-case basis. Numerous challenges to the MATS have been filed with the EPA and in Federal court and we cannot predict the outcome of such challenges.

In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR) to reduce emissions from electric generating units that interfere with the ability of downwind states to achieve ambient air quality standards. Under CSAPR, significant reductions in emissions of nitrogen oxide (NOx) and sulfur dioxide (SO2) were to be required in certain states beginning in 2012. On December 10, 2013, the Supreme Court heard oral arguments on the review of the D.C. Circuit's 2012 decision which vacated the CSAPR.

In October 2013, the Supreme Court denied certiorari in Luminant Generation Co v. EPA, which challenged the EPA’s current approach to regulating air emissions during startup, shutdown and malfunction (SSM) events. As a result, fossil fuel power plants may need to address SSM in their permits to reduce the risk of enforcement or citizen actions.

In September 2012, a final Federal Implementation Plan for Montana was published in the Federal Register to address regional haze. As finalized, Colstrip Unit 4 does not have to improve removal efficiency for pollutants that contribute to regional haze. By 2018, Montana, or EPA, must develop a revised Plan that demonstrates reasonable progress toward eliminating man made emissions of visibility impairing pollutants, which could impact Colstrip Unit 4. In November 2012, National Parks Conservation Association, Montana Environmental Information Center, and Sierra Club jointly filed a petition for review of the Federal Implementation Plan in the U.S. Court of Appeals for the Ninth Circuit. Montana Environmental Information Center and Sierra Club have challenged the EPA's decision not to require any emissions reductions from Colstrip Units 3 and 4. At this time, we cannot predict or determine the timing or outcome of this petition.

We have joint ownership in generation plants located in South Dakota, North Dakota, Iowa and Montana that are or may become subject to various regulations that have been issued or proposed under the Clean Air Act, as discussed below.

South Dakota. The South Dakota DENR determined that the Big Stone Plant, of which we have a 23.4% ownership, is subject to the BART requirements of the Regional Haze Rule. South Dakota DENR's State Implementation Plan (SIP) was approved by the EPA in May 2012. Under the SIP, the Big Stone plant must install and operate a new BART compliant air quality control system (AQCS) to reduce SO2, NOx and particulate emissions as expeditiously as practicable, but no later than five years after the EPA's approval of the SIP. The current project cost for the AQCS is estimated to be approximately $405 million (our share is 23.4%) and it is expected to be operational by 2016. As of December 31, 2013, we have capitalized costs of approximately $40.5 million related to this project.

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

Based on the finalized MATS, Big Stone will meet the requirements by installing the AQCS system and using activated carbon injection for mercury control. In August 2013, the South Dakota DENR granted Big Stone a one year extension to comply with MATS, such that the new compliance deadline is April 16, 2016. New mercury emissions monitoring equipment will also be required.

North Dakota. The North Dakota Regional Haze SIP requires the Coyote generating facility, of which we have 10% ownership, to reduce its NOx emissions. Coyote must install control equipment to limit its NOx emissions to 0.5 pounds per million Btu as calculated on a 30-day rolling average basis, including periods of start-up and shutdown, beginning on July 1, 2018. The current estimate of the total cost of the project is approximately $9.0 million (our share is 10.0%).

Based on the finalized MATS, Coyote will meet the requirements by using activated carbon injection for mercury control.

Iowa. The Neal #4 generating facility, of which we have an 8.7% ownership, is installing a scrubber, a baghouse, activated carbon and a selective non-catalytic reduction system to comply with national ambient air quality standards and the MATS. The plant began incurring costs in 2011 and the project was substantially completed in 2013. Our share (8.7%) of the capitalized costs related to this project were approximately $22.6 million.

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

On May 3, 2013, the Colstrip owners and operator filed a partial motion to dismiss, seeking dismissal of 36 of the 39 claims asserted in the original complaint. The motion was not ruled upon and the Colstrip owners filed a second motion to dismiss the Amended Complaint on October 11, 2013, incorporating parts of the first motion and supplementing it with new authorities and with regard to new claims contained in the Amended Complaint. The Court has not ruled on the second motion to dismiss.

On September 12, 2013, Plaintiffs filed a motion for partial summary judgment as to the applicable method for calculating emissions increases from modifications. The Court has not ruled on Plaintiffs’ motion for partial summary judgment.

We intend to vigorously defend this lawsuit. Due to the preliminary nature of the lawsuit, at this time, we cannot predict an outcome, nor is it reasonably possible to estimate the amount or range of loss, if any, that would be associated with an adverse decision.

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

Financial data for the business segments are as follows (in thousands):

December 31, 2013	Electric	Gas	Other	Eliminations	Total
Operating revenues	$865,239	287,605	$1,675	$—	$1,154,519
Cost of sales	358,688	120,858	—	—	479,546
Gross margin	506,551	166,747	1,675	—	674,973
Operating, general and administrative	195,100	78,822	11,647	—	285,569
Property and other taxes	78,536	26,993	11	—	105,540
Depreciation	89,728	23,070	33	—	112,831
Operating income (loss)	143,187	37,862	(10,016)	—	171,033
Interest expense	(57,920)	(9,993)	(2,573)	—	(70,486)
Other income	4,061	1,239	2,437	—	7,737
Income tax (expense) benefit	(13,905)	(4,134)	3,738	—	(14,301)
Net income (loss)	$75,423	$24,974	$(6,414)	$—	$93,983
Total assets	$2,583,554	$1,117,861	$13,845	$—	$3,715,260
Capital expenditures	$198,032	$32,422	$—	$—	$230,454

December 31, 2012	Electric	Gas	Other	Eliminations	Total
Operating revenues	$805,554	$263,394	$1,394	$—	$1,070,342
Cost of sales	277,826	117,608	—	—	395,434
Gross margin	527,728	145,786	1,394	—	674,908
Operating, general and administrative	187,599	75,971	6,396	—	269,966
MSTI impairment	24,039	—	—	—	24,039
Property and other taxes	72,755	24,907	12	—	97,674
Depreciation	86,559	19,452	33	—	106,044
Operating income (loss)	156,776	25,456	(5,047)	—	177,185
Interest expense	(55,118)	(9,063)	(881)	—	(65,062)
Other income	2,630	1,633	109	—	4,372
Income tax (expense) benefit	(22,298)	(692)	4,901	—	(18,089)
Net income (loss)	$81,990	$17,334	$(918)	$—	$98,406
Total assets	$2,442,602	$1,032,259	$10,672	$—	$3,485,533
Capital expenditures	$178,325	$40,909	$—	$—	$219,234

December 31, 2011	Electric	Gas	Other	Eliminations	Total
Operating revenues	$797,562	$318,335	$1,419	$—	$1,117,316
Cost of sales	327,126	167,433	—	—	494,559
Gross margin	470,436	150,902	1,419	—	622,757
Operating, general and administrative	183,503	80,431	3,226	—	267,160
Property and other taxes	66,425	22,686	11	—	89,122
Depreciation	81,859	19,034	33	—	100,926
Operating income (loss)	138,649	28,751	(1,851)	—	165,549
Interest expense	(54,394)	(10,432)	(2,033)	—	(66,859)
Other income	2,563	1,258	110	—	3,931
Income tax (expense) benefit	(14,049)	(3,472)	7,456	—	(10,065)
Net income	$72,769	$16,105	$3,682	$—	$92,556
Total assets	$2,259,189	$938,876	$12,373	$—	$3,210,438
Capital expenditures	$146,576	$42,154	$—	$—	$188,730

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

2013	First	Second	Third	Fourth
Operating revenues	$313,020	$260,161	$262,248	$319,090
Operating income	57,010	32,660	31,401	49,962
Net income	$37,902	$14,341	$15,647	$26,093
Average common shares outstanding	37,384	38,092	38,459	38,626
Income per average common share (basic):
Net income	$1.01	$0.37	$0.41	$0.67
Income per average common share (diluted):
Net income	$1.01	$0.37	$0.40	$0.68
Dividends per share	$0.38	$0.38	$0.38	$0.38
Stock price:
High	$40.35	$43.17	$45.85	$47.18
Low	35.06	38.12	39.08	41.31
Quarter-end close	39.86	39.90	44.92	43.32

2012	First	Second	Third	Fourth
Operating revenues	$309,100	$244,603	$235,866	$280,773
Operating income	55,033	28,720	4,409	89,024
Net income (loss)	$32,043	$11,438	$(3,772)	$58,697
Average common shares outstanding	36,328	36,635	37,201	37,218
Income per average common share (basic):
Net income (loss)	$0.88	$0.31	$(0.10)	$1.58
Income per average common share (diluted):
Net income (loss)	$0.88	$0.31	$(0.10)	$1.57
Dividends per share	$0.37	$0.37	$0.37	$0.37
Stock price:
High	$36.39	$37.05	$37.96	$36.70
Low	34.22	33.72	35.44	32.98
Quarter-end close	35.46	36.70	36.23	34.73

We recorded a pre-tax gain of approximately $47.9 million within cost of sales in the Consolidated Income Statements during the fourth quarter of 2012 associated with the CELP arbitration decision. See Note 3 - Acquisitions and Significant Events for further detail.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
NORTHWESTERN CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance End of Period
Description	(in thousands)
FOR THE YEAR ENDED DECEMBER 31, 2013
RESERVES DEDUCTED FROM APPLICABLE ASSETS
Uncollectible accounts	$3,238	$4,167	$(2,953)	$4,452
FOR THE YEAR ENDED DECEMBER 31, 2012
RESERVES DEDUCTED FROM APPLICABLE ASSETS
Uncollectible accounts	2,930	2,706	(2,398)	3,238
FOR THE YEAR ENDED DECEMBER 31, 2011
RESERVES DEDUCTED FROM APPLICABLE ASSETS
Uncollectible accounts	2,875	3,289	(3,234)	2,930