Form 10-Q
period 2014-03-31
NORTHWESTERN CORP
filed 2014-04-24
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Common Stock, Par Value $0.01
39,135,981 shares outstanding at April 18, 2014

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

In addition, actual results may differ materially from those contemplated in any forward-looking statement due to the timing and likelihood of the closing of the purchase of PPL Montana LLC's hydro-electric generating facilities (Hydro Transaction). See Note 3 - Hydro Transaction, to the Condensed Consolidated Financial Statements for additional information relative to this transaction.

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	March 31, 2014	December 31, 2013

ASSETS
Current Assets:
Cash and cash equivalents	$19,481	$16,557
Restricted cash	12,619	6,896
Accounts receivable, net	171,150	174,913
Inventories	38,079	55,609
Regulatory assets	45,333	37,719
Deferred income taxes	18,061	14,301
Other	12,194	14,961
Total current assets	316,917	320,956
Property, plant, and equipment, net	2,706,645	2,690,128
Goodwill	355,128	355,128
Regulatory assets	338,687	316,952
Other noncurrent assets	33,881	32,096
Total assets	$3,751,258	$3,715,260
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$1,661	$1,662
Short-term borrowings	84,977	140,950
Accounts payable	68,697	92,957
Accrued expenses	215,513	181,613
Regulatory liabilities	48,356	46,406
Total current liabilities	419,204	463,588
Long-term capital leases	29,475	29,895
Long-term debt	1,155,103	1,155,097
Deferred income taxes	425,839	395,333
Noncurrent regulatory liabilities	350,810	348,053
Other noncurrent liabilities	296,510	292,624
Total liabilities	2,676,941	2,684,590
Commitments and Contingencies (Note 14)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 42,751,270 and 39,135,645 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	428	423
Treasury stock at cost	(92,756)	(91,744)
Paid-in capital	924,792	910,184
Retained earnings	239,217	209,091
Accumulated other comprehensive income	2,636	2,716
Total shareholders' equity	1,074,317	1,030,670
Total liabilities and shareholders' equity	$3,751,258	$3,715,260
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues
Electric	$234,511	$210,092
Gas	135,212	102,518
Other	—	410
Total Revenues	369,723	313,020
Operating Expenses
Cost of sales	167,428	132,196
Operating, general and administrative	72,082	68,837
Property and other taxes	28,545	25,759
Depreciation	30,318	29,218
Total Operating Expenses	298,373	256,010
Operating Income	71,350	57,010
Interest Expense, net	(19,966)	(16,779)
Other Income	2,189	2,715
Income Before Income Taxes	53,573	42,946
Income Tax Expense	(7,993)	(5,044)
Net Income	$45,580	$37,902
Average Common Shares Outstanding	38,856	37,384
Basic Earnings per Average Common Share	$1.17	$1.01
Diluted Earnings per Average Common Share	$1.17	$1.01
Dividends Declared per Common Share	$0.40	$0.38

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Net Income	45,580	37,902
Other comprehensive (loss) income, net of tax:
Reclassification of net gains on derivative instruments	(183)	(183)
Foreign currency translation	103	49
Total Other Comprehensive Loss	(80)	(134)
Comprehensive Income	45,500	37,768

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$45,580	$37,902
Items not affecting cash:
Depreciation	30,318	29,218
Amortization of debt issue costs, discount and deferred hedge gain	1,538	64
Amortization of restricted stock	824	669
Equity portion of allowance for funds used during construction	(1,079)	(1,234)
Gain on disposition of assets	(59)	—
Deferred income taxes	26,860	27,236
Changes in current assets and liabilities:
Restricted cash	(5,723)	(1,987)
Accounts receivable	3,763	409
Inventories	17,530	15,313
Other current assets	2,767	(2,069)
Accounts payable	(18,180)	(14,118)
Accrued expenses	34,060	24,025
Regulatory assets	(7,614)	12,598
Regulatory liabilities	1,950	1,292
Other noncurrent assets	(24,998)	(23,489)
Other noncurrent liabilities	4,698	6,051
Cash provided by operating activities	112,235	111,880
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(51,677)	(38,114)
Asset acquisition	1,455	—
Proceeds from sale of assets	94	—
Cash used in investing activities	(50,128)	(38,114)
FINANCING ACTIVITIES:
Treasury stock activity	(1,012)	(1,249)
Proceeds from issuance of common stock, net	13,365	17,701
Dividends on common stock	(15,454)	(14,170)
Repayments on long-term debt	(40)	(37)
Repayments of short-term borrowings, net	(55,973)	(78,949)
Financing costs	(69)	—
Cash used in financing activities	(59,183)	(76,704)
Increase (Decrease) in Cash and Cash Equivalents	2,924	(2,938)
Cash and Cash Equivalents, beginning of period	16,557	9,822
Cash and Cash Equivalents, end of period	$19,481	$6,884
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$13	$38
Interest	11,747	11,826
Significant non-cash transactions:
Capital expenditures included in accounts payable and accrued expenses	3,991	6,810

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to March 31, 2014, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

The Financial Statements included herein have been prepared by NorthWestern, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the condensed disclosures provided are adequate to make the information presented not misleading. Management recommends that these unaudited Financial Statements be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain Qualifying Facility (QF) plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 Megawatt (MW) coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per Megawatt Hour (MWH) (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $280.5 million through 2024.

(2) New Accounting Standards

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

(3) Hydro Transaction

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

The Hydro Transaction includes the Kerr Project, a 194 megawatt hydro-electric generating facility. The Federal Energy Regulatory Commission (FERC) license for the Kerr Project provides the Confederated Salish and Kootenai Tribes of the Flathead Reservation (CSKT) an option to acquire the facility between September 2015 and September 2025. We believe CSKT will exercise their option and acquire the Kerr Project in September 2015. PPL Montana and CSKT were involved in arbitration over the conveyance price of the Kerr Project. During March 2014, an arbitration panel set an estimated conveyance price of approximately $18.3 million. Under our agreement with PPL Montana, the $900 million purchase price includes a $30 million reference price to the Kerr Project. If CSKT exercises their option and pays $18.3 million for the Kerr Project, PPL Montana will pay the difference of $11.7 million to us.

Completion of the Hydro Transaction is subject to customary conditions and approvals, including approval from the FERC, the Montana Public Service Commission (MPSC), other appropriate state and federal agencies and as required by the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act). In December 2013, we submitted an application with the MPSC to acquire these assets, and in January 2014, we submitted three applications with the FERC concerning the Hydro Transaction. In March 2014, FERC issued an order to approve the transfer of licenses for the Thompson Falls, Missouri-Madison and Mystic Lake Hydro-Electric Projects; and indicated it would process the transfer of the license for the Kerr Project in a separate proceeding. For further information on these filings see Note 4 - Regulatory Matters. On April 17, 2014, we submitted the required HSR Act filing. Either party may terminate the agreement if the closing does not occur by September 26, 2014; however, this date will be extended for an additional six months if any governmental approval is still pending. Assuming receipt of reasonably satisfactory regulatory approvals, we expect the Hydro Transaction to close in the second half of 2014.

The permanent financing for the Hydro Transaction is anticipated to be a combination of long-term debt, new equity issuance and cash flows from operations. The Hydro Transaction is supported by a fully committed $900 million 364-day senior bridge credit facility.

During the three months ended March 31, 2014, we incurred approximately $0.8 million of legal and professional fees associated with the Hydro Transaction, which are included in operating, general and administrative expense, and approximately $1.9 million of expenses related to the bridge credit facility included in interest expense.

If the acquisition is completed during the second half of 2014, we expect to sell any excess generation in the market and provide revenue credits to our Montana retail customers until CSKT exercises their option to acquire the Kerr Project. If CSKT exercises their option to acquire the Kerr Project in September 2015, we will own approximately 60% of our average electric load serving requirements in Montana.

(4) Regulatory Matters

Hydro Transaction

In December 2013, we submitted a filing with the MPSC requesting approval of the Hydro Transaction. The filing initiates the formal regulatory process necessary to complete the previously announced $900 million agreement, and includes a request to include the hydro assets in rate base and to issue the securities necessary to complete the purchase. The request is based on a return on equity of 10%, a capital structure of 52% debt and 48% equity, and an estimated first year average rate base of $866 million. Based on the MPSC's procedural schedule, we expect the MPSC to issue a decision during the second half of 2014.

In January 2014, we made three separate applications with the FERC necessary for the Hydro Transaction seeking (1) approval of the asset transfer itself, (2) authorization to continue making wholesale power sales at market-based rates after the transaction and (3) approval to transfer the four associated FERC hydroelectric licenses. We anticipate that FERC will act before June 30, 2014, the requested action date for the first two applications. The CSKT protested the third application to transfer the FERC hydro licenses and asked FERC to reject the application with respect to the Kerr Project. As noted above, in March 2014, FERC approved the transfer of three of the licenses and indicated they would process the transfer of the license for the Kerr Project in a separate proceeding. We are currently working with PPL Montana and the CSKT to address the CSKT concerns with respect to the license transfer for the Kerr Project.

Dave Gates Generating Station at Mill Creek (DGGS)

As a result of a FERC Administrative Law Judge (ALJ) nonbinding decision issued in September 2012, we have cumulative deferred revenue of approximately $27.0 million, which is subject to refund and recorded within current regulatory liabilities in the Condensed Consolidated Balance Sheets. The ALJ concluded we should allocate only a fraction of the costs we believe (based on past practice) should be allocated to FERC jurisdictional customers.

The matter was fully briefed before the FERC and on April 17, 2014, the FERC issued an order affirming the ALJ's decision. The order requires us to issue customer refunds (included in deferred revenue discussed above) within 30 days. We are reviewing the decision, and may pursue full appellate rights through rehearing to the FERC. If unsuccessful on rehearing, we may appeal to a United States Circuit Court of Appeals, which could extend into 2016 or beyond. Based on the FERC decision, we assessed this triggering event and whether an impairment charge should be recorded with respect to DGGS. We are evaluating options to use DGGS in combination with other generation resources to ensure full cost recovery, and therefore do not currently believe an impairment loss is probable. However, any alternative use of DGGS would be subject to regulatory approval and we cannot provide assurance of such approval. We will continue to evaluate recovery of this asset in the future as facts and circumstances change.

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

During October 2013, the MPSC approved an order related to our 2012 electric supply tracker filing (covering July 1, 2011 through June 30, 2012), which included a decision on a review of an independent study related to our request for demand-side management (DSM) lost revenues and addresses future DSM lost revenue recovery. The order also includes a provision expressing concern with the policy of continuing to allow DSM lost revenue recovery, indicating that we bear the burden of demonstrating why any incremental DSM lost revenue recovery from the date of its October 2013 order forward is reasonable and in the public interest. We appealed the MPSC's order to District Court in Montana and we are currently in settlement discussions with MPSC staff related to DSM lost revenue recovery.

Based on the MPSC's order, we expect to be able to collect at least $7.1 million of DSM lost revenues for each annual tracker period; however, since the 2012/2013 annual tracker filing is still subject to final approval, the MPSC may ultimately require us to refund a portion of the DSM lost revenues we have recognized since July 2012. We do not expect the MPSC to issue a final order related to 2012/2013 electric tracker until at least the second half of 2014.

Natural Gas Production Assets

In 2012 and 2013, we purchased natural gas production interests in northern Montana's Bear Paw Basin (Bear Paw). We are collecting the cost of service for natural gas produced from these assets, including a return on our investment, through our natural gas supply tracker on an interim basis. As a result, we do not expect to file an application with the MPSC to place these assets in natural gas rate base until our next natural gas rate case. We are recognizing Bear Paw related revenue based on the precedent established by the MPSC's approval of Battle Creek in the fourth quarter of 2012. Since acquisition, we have recognized approximately $16.7 million of revenue that is subject to refund.

(5) Income Taxes

The following table reconciles our effective income tax rate to the federal statutory rate:

	Three Months Ended March 31,
	2014	2013
Federal statutory rate	35.0%	35.0%
State income, net of federal provisions	0.6	(3.2)
Flow-through repairs deductions	(18.1)	(18.0)
Production tax credits	(2.7)	(2.7)
Plant and depreciation of flow through items	0.8	2.0
Other, net	(0.7)	(1.4)
	14.9%	11.7%

The following table summarizes the significant differences in income tax expense based on the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended March 31,
	2014	2013
Income Before Income Taxes	$53,573	$42,946

Income tax calculated at 35% federal statutory rate	18,751	15,031

Permanent or flow through adjustments:
State income, net of federal provisions	371	(1,392)
Flow-through repairs deductions	(9,693)	(7,710)
Production tax credits	(1,430)	(1,168)
Plant and depreciation of flow through items	410	846
Other, net	(416)	(563)
	$(10,758)	$(9,987)

Income tax expense	$7,993	$5,044

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

Uncertain Tax Positions

We have unrecognized tax benefits of approximately $114.1 million as of March 31, 2014, including approximately $79.5 million that, if recognized, would impact our effective tax rate. It is reasonably possible that a significant portion of our unrecognized tax benefits may decrease in the next 12 months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2014, we did not recognize expense for interest or penalties in the Condensed Consolidated Statement of Income. As of March 31, 2014 and December 31, 2013, we had $0.4 million of interest accrued in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2013, we did not recognize expense for interest or penalties and did not have any amounts accrued for the payment of interest and penalties.

In September 2013, the Internal Revenue Service (IRS) issued final tangible property regulations, which include guidance on a safe harbor method for determining the tax treatment of repair costs related to electric transmission and distribution property. The regulations were effective January 1, 2014. The most substantial area of the regulations is determining if an expenditure related to tangible property is a repair or should be capitalized. In recent years, we filed changes in the method of accounting related to repairs of utility property. We will file accounting method changes to comply with the regulations as issued, but do not expect the changes to have a material effect on our financial position or results of operations.

Our federal tax returns from 2000 forward remain subject to examination by the IRS.

(6) Goodwill

There were no changes in our goodwill during the three months ended March 31, 2014. Goodwill by segment is as follows for both March 31, 2014 and December 31, 2013 (in thousands):

Electric	$241,100
Natural gas	114,028
$355,128

(7) Comprehensive (Loss) Income

The following tables display the components of Other Comprehensive (Loss) Income (in thousands):

	March 31, 2014
	Three Months Ended
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$103	$—	$103
Reclassification of net gains on derivative instruments to net income	(297)	114	(183)
Other comprehensive loss	$(194)	$114	$(80)

	March 31, 2013
	Three Months Ended
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$49	$—	$49
Reclassification of net gains on derivative instruments to net income	(297)	114	(183)
Other comprehensive loss	$(248)	$114	$(134)

Balances by classification included within accumulated other comprehensive income (AOCI) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	March 31, 2014	December 31, 2013
Foreign currency translation	$635	$532
Derivative instruments designated as cash flow hedges	3,330	3,513
Pension and postretirement medical plans	(1,329)	(1,329)
Accumulated other comprehensive income	$2,636	$2,716

The following table displays the changes in AOCI by component, net of tax (in thousands):

		March 31, 2014
		Three Months Ended
	Affected Line Item in the Condensed Consolidated Statements of Income	Gains on Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$3,513	$(1,329)	$532	$2,716
Other comprehensive income before reclassifications		—	—	103	103
Amounts reclassified from accumulated other comprehensive income	Interest Expense	(183)	—	—	(183)
Net current-period other comprehensive (loss) income		(183)	—	103	(80)
Ending balance		$3,330	$(1,329)	$635	$2,636

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

Normal Purchases and Normal Sales

We have applied the normal purchase and normal sale scope exception (NPNS) to our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Condensed Consolidated Financial Statements at March 31, 2014 and December 31, 2013. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

	Location of gain reclassified from AOCI to Income	Three Months Ended March 31, 2014 and 2013

Amount of gain reclassified from AOCI	Interest Expense	$297

Approximately $5.4 million of the pre-tax gain on these cash flow hedges is remaining in AOCI as of March 31, 2014, and we expect to reclassify approximately $1.2 million from AOCI into interest expense during the next twelve months. These gains relate to swaps previously terminated, and we have no current interest rate swaps outstanding.

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

Applicable accounting guidance establishes a hierarchy that prioritizes the inputs used to measure fair value, and requires fair value measurements to be categorized based on the observability of those inputs. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The three levels of the fair value hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices available in active markets at the measurement date for identical assets or liabilities;

•	Level 2 – Pricing inputs, other than quoted prices included within Level 1, which are either directly or indirectly observable as of the reporting date; and

•	Level 3 – Significant inputs that are generally not observable from market activity.

We classify assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. The table below sets forth by level within the fair value hierarchy the gross components of our assets and liabilities measured at fair value on a recurring basis. Normal purchases and sales transactions are not included in the fair values by source table as they are not recorded at fair value. See Note 8 - Risk Management and Hedging Activities for further discussion.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels for the periods presented.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
March 31, 2014
Restricted cash	$8,873	$—	$—	$—	$8,873
Rabbi trust investments	20,192	—	—	—	20,192
Total	$29,065	$—	$—	$—	$29,065

December 31, 2013
Restricted cash	$6,650	$—	$—	$—	$6,650
Rabbi trust investments	16,477	—	—	—	16,477
Total	$23,127	$—	$—	$—	$23,127

Restricted cash represents amounts held in money market mutual funds. Rabbi trust investments represent assets held for non-qualified deferred compensation plans, which consist of our common stock and actively traded mutual funds with quoted prices in active markets.

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,155,103	$1,237,151	$1,155,097	$1,237,151

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

(10) Financing Activities

In April 2012, we entered into an Equity Distribution Agreement pursuant to which we were able to offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $100 million. During the three months ended March 31, 2014, we sold 295,979 shares of our common stock at an average price of $45.65 per share. Proceeds received during the three months ended March 31, 2014, were approximately $13.4 million, which are net of sales commissions of approximately $147,000 and other fees. This concludes our sales pursuant to the Equity Distribution Agreement. Since inception, we issued 2,492,889 shares of our common stock at an average price of $40.11, for net proceeds of $98.7 million.

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

Three Months Ended
March 31, 2014	Electric	Gas	Other	Eliminations	Total
Operating revenues	$234,511	$135,212	$—	$—	$369,723
Cost of sales	101,596	65,832	—	—	167,428
Gross margin	132,915	69,380	—	—	202,295
Operating, general and administrative	47,136	22,596	2,350	—	72,082
Property and other taxes	20,583	7,959	3	—	28,545
Depreciation	23,105	7,205	8	—	30,318
Operating income (loss)	42,091	31,620	(2,361)	—	71,350
Interest expense	(15,169)	(2,757)	(2,040)	—	(19,966)
Other income	812	125	1,252	—	2,189
Income tax (expense) benefit	(4,137)	(4,325)	469	—	(7,993)
Net income (loss)	$23,597	$24,663	$(2,680)	$—	$45,580
Total assets	$2,609,170	$1,130,171	$11,917	$—	$3,751,258
Capital expenditures	$45,157	$6,520	$—	$—	$51,677

Three Months Ended
March 31, 2013	Electric	Gas	Other	Eliminations	Total
Operating revenues	$210,092	$102,518	$410	$—	$313,020
Cost of sales	83,095	49,101	—	—	132,196
Gross margin	126,997	53,417	410	—	180,824
Operating, general and administrative	45,718	19,895	3,224	—	68,837
Property and other taxes	19,152	6,604	3	—	25,759
Depreciation	23,611	5,599	8	—	29,218
Operating income (loss)	38,516	21,319	(2,825)	—	57,010
Interest expense	(14,127)	(2,426)	(226)	—	(16,779)
Other income	2,011	677	27	—	2,715
Income tax (expense) benefit	(4,304)	(1,772)	1,032	—	(5,044)
Net income (loss)	$22,096	$17,798	$(1,992)	$—	$37,902
Total assets	$2,438,892	$1,031,518	$10,320	$—	$3,480,730
Capital expenditures	$33,315	$4,799	$—	$—	$38,114

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

Average shares used in computing the basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Basic computation	38,855,779	37,384,429
Dilutive effect of
Restricted stock and performance share awards (1)	98,351	101,305

Diluted computation	38,954,130	37,485,734
_______________
(1)          Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

(13) Employee Benefit Plans

Net periodic benefit cost (income) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Components of Net Periodic Benefit Cost (Income)
Service cost	$2,999	$3,439	$126	$156
Interest cost	6,545	5,624	211	217
Expected return on plan assets	(7,377)	(8,125)	(245)	(254)
Amortization of prior service cost	62	62	(500)	(500)
Recognized actuarial loss	557	2,752	77	225
Net Periodic Benefit Cost (Income)	$2,786	$3,752	$(331)	$(156)

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

Our liability for environmental remediation obligations is estimated to range between $27.3 million to $35.0 million, primarily for manufactured gas plants discussed below. As of March 31, 2014, we have a reserve of approximately $27.7 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $22.9 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies and implementing remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources (DENR). Our current reserve for remediation costs at this site is approximately $11.7 million, and we estimate that approximately $8.7 million of this amount will be incurred during the next five years.

We also own sites in North Platte, Kearney and Grand Island, Nebraska on which former manufactured gas facilities were located. We are currently working independently to fully characterize the nature and extent of potential impacts associated with these Nebraska sites. Our reserve estimate includes assumptions for site assessment and remedial action work. At present, we cannot determine with a reasonable degree of certainty the nature and timing of any risk-based remedial action at our Nebraska locations.

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

On January 8, 2014, the EPA reproposed New Source Performance Standards (NSPS) that specify permissible levels of GHG emissions from newly-constructed fossil fuel-fired electric generating units. As directed by President Obama's June 25, 2013, Climate Action Plan, the EPA also intends to establish, pursuant to Section 111(d) of the Clean Air Act, carbon dioxide emissions standards for existing fossil fuel fired electric generating units. EPA plans to propose regulations and guidelines addressing GHG emissions for existing units by June 1, 2014, and finalize those regulations and guidelines by June 1, 2015. States must then submit their individual plans for establishing GHG emission standards to EPA by June 30, 2016. Thus, it is possible that existing power plants may be required to comply with GHG performance standards as soon as July 2016.

A decision is expected by June 2014 from the U.S. Supreme Court on the challenge to EPA's GHG regulations, including the Tailoring Rule which limits the sources subject to GHG permitting requirements to the largest fossil-fueled power plants. It is conceivable that the Court could invalidate EPA's PSD and Title V Tailoring Rule, but still leave power plants subject to anticipated new and existing source performance standards for GHG.

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

Water Intakes and Discharges - Section 316(b) of the Federal Clean Water Act (CWA) requires that the location, design, construction and capacity of any cooling water intake structure reflect the “best available technology” for minimizing environmental impacts. Permits required for existing facilities are to be developed by the individual states using their best professional judgment until the EPA takes action to address several court decisions that rejected portions of previous rules and confirmed that the EPA has discretion to consider costs relative to benefits in developing cooling water intake structure regulations. In March 2011, the EPA proposed a rule to address impingement and entrainment of aquatic organisms at existing cooling water intake structures. Pursuant to a modified settlement agreement, the EPA agreed to take action on the final rule for cooling water intakes by April 17, 2014. The EPA did not meet that deadline and has indicated it will now take action by May 16, 2014. When a final rule is issued and implemented, additional capital and/or increased operating costs may be required. The costs of complying with any such final water intake standards are not currently determinable, but could be significant.

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

In December 2011, the EPA issued a final rule relating to Mercury and Air Toxics Standards (MATS). Among other things, the MATS set stringent emission limits for acid gases, mercury, and other hazardous air pollutants from new and existing electric generating units. Facilities that are subject to the MATS must come into compliance by April 2015, unless a one year extension is granted on a case-by-case basis. Numerous challenges to the MATS have been filed with the EPA and in Federal court and we cannot predict the outcome of such challenges.

In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR) to reduce emissions from electric generating units that interfere with the ability of downwind states to achieve ambient air quality standards. Under CSAPR, significant reductions in emissions of nitrogen oxide (NOx) and sulfur dioxide (SO2) were to be required in certain states beginning in 2012. A decision is expected by June 2014 from the Supreme Court regarding the review of the D.C. Circuit's 2012 decision which vacated the CSAPR.

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

South Dakota. The South Dakota DENR determined that the Big Stone Plant, of which we have a 23.4% ownership, is subject to the BART requirements of the Regional Haze Rule. South Dakota DENR's State Implementation Plan (SIP) was approved by the EPA in May 2012. Under the SIP, the Big Stone plant must install and operate a new BART compliant air quality control system (AQCS) to reduce SO2, NOx and particulate emissions as expeditiously as practicable, but no later than five years after the EPA's approval of the SIP. During the first quarter of 2014, the estimated total project cost for the AQCS was reduced from $405 million to approximately $384 million (our share is 23.4%) and it is expected to be operational by 2016. As of March 31, 2014, we have capitalized costs of approximately $49.0 million related to this project.

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

Iowa. The Neal #4 generating facility, of which we have an 8.7% ownership, installed a scrubber, a baghouse, activated carbon and a selective non-catalytic reduction system to comply with national ambient air quality standards and the MATS. The project was substantially completed in 2013.

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

LEGAL PROCEEDINGS

Colstrip Litigation

On March 6, 2013, the Sierra Club and the MEIC (Plaintiffs) filed suit in the United States District Court for the District of Montana against the six individual owners of Colstrip, including us, as well as the operator or managing agent of the station. On September 27, 2013, Plaintiffs filed an Amended Complaint for Injunctive and Declaratory Relief. The original complaint included 39 claims for relief based upon alleged violations of the Clean Air Act and the Montana State Implementation Plan. The Amended Complaint drops claims associated with projects completed before 2001, the Title V claims and the opacity claims. The Amended Complaint alleged a total of 23 claims covering 64 projects.

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

The Parties filed a joint notice (Notice) on April 21, 2014 that advises the Court of Plaintiffs’ intent to file a Second Amended Complaint which will drop claims relating to 52 projects, but will add one additional project, for a total of 13 projects remaining in the Complaint. The Plaintiffs have also agreed that there will be no additional projects in any future Amended Complaint. The Court has further extended various deadlines previously set and has set a bench trial date for the liability portion of the case for June 8, 2015.

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

OVERVIEW

NorthWestern Corporation, doing business as Northwestern Energy, provides electricity and natural gas to approximately 678,200 customers in Montana, South Dakota and Nebraska. For a discussion of NorthWestern’s business strategy, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

SIGNIFICANT ITEMS

Significant items during the three months ended March 31, 2014 include:

•
Improvement in net income of approximately $7.7 million as compared with the same period in 2013, due primarily to the impact of our acquisition of natural gas production assets and colder winter weather; and

•	Upgrade of our senior secured and senior unsecured credit ratings by Moody's Investors Service (Moody's).

Hydro Transaction

On September 26, 2013, we entered into an agreement with PPL Montana, a wholly owned subsidiary of PPL Corporation, to purchase PPL Montana's hydro-electric generating facilities and associated assets located in Montana, which includes approximately 633 megawatts of hydro-electric generation capacity, for a purchase price of $900 million (Hydro Transaction). The purchase price will be subject to adjustment for proration of operating expenses, performance of planned capital expenditures, and termination of certain power purchase agreements.

The Hydro Transaction includes the Kerr Project, a 194 megawatt hydro-electric generating facility. The FERC license for the Kerr Project provides the CSKT an option to acquire the facility between September 2015 and September 2025. We believe CSKT will exercise their option and acquire the Kerr Project in September 2015. PPL Montana and CSKT were involved in arbitration over the conveyance price of the Kerr Project. During March 2014, an arbitration panel set an estimated conveyance price of approximately $18.3 million. Under our agreement with PPL Montana, the $900 million purchase price includes a $30 million reference price to the Kerr Project. If CSKT exercises their option and pays $18.3 million for the Kerr Project, PPL Montana will pay the difference of $11.7 million to us.

Completion of the Hydro Transaction is subject to customary conditions and approvals, including approval from the FERC, the MPSC, other appropriate state and federal agencies and as required by the HSR Act. In December 2013, we submitted an application with the MPSC to acquire these assets, and in January 2014, we submitted three applications with the FERC concerning the Hydro Transaction. In March 2014, FERC issued an order to approve the transfer of licenses for the Thompson Falls, Missouri-Madison and Mystic Lake Hydro-Electric Projects; and indicated it would process the transfer of the license for the Kerr Project in a separate proceeding. For further information on these filings see Note 4 - Regulatory Matters. On April 17, 2014, we submitted the required HSR Act filing. Either party may terminate the agreement if the closing does not occur by September 26, 2014; however, this date will be extended for an additional six months if any governmental approval is still pending. Assuming receipt of reasonably satisfactory regulatory approvals, we expect the Hydro Transaction to close in the second half of 2014.

The permanent financing for the Hydro Transaction is anticipated to be a combination of long-term debt, new equity issuance and cash flows from operations. The Hydro Transaction is supported by a fully committed $900 million 364-day senior bridge credit facility.

During 2014, we incurred approximately $0.8 million of legal and professional fees associated with the Hydro Transaction, which are included in operating, general and administrative expense, and approximately $1.9 million of expenses related to the bridge credit facility included in interest expense.

If the acquisition is completed during the second half of 2014, we expect to sell any excess generation in the market and provide revenue credits to our Montana retail customers until CSKT exercises their option to acquire the Kerr Project. If CSKT exercises their option to acquire the Kerr Project in September 2015, we will own approximately 60% of our average electric load serving requirements in Montana.

Dave Gates Generating Station at Mill Creek (DGGS)

As a result of a FERC Administrative Law Judge (ALJ) nonbinding decision issued in September 2012, we have cumulative deferred revenue of approximately $27.0 million, which is subject to refund and recorded within current regulatory liabilities in the Condensed Consolidated Balance Sheets. The ALJ concluded we should allocate only a fraction of the costs we believe (based on past practice) should be allocated to FERC jurisdictional customers.

The matter was fully briefed before the FERC and on April 17, 2014, the FERC issued an order affirming the ALJ's decision. The order requires us to issue customer refunds (included in deferred revenue discussed above) within 30 days. We are reviewing the decision, and may pursue full appellate rights through rehearing to the FERC. If unsuccessful on rehearing, we may appeal to a United States Circuit Court of Appeals, which could extend into 2016 or beyond. Based on the FERC decision, we assessed this triggering event and whether an impairment charge should be recorded with respect to DGGS. We are evaluating options to use DGGS in combination with other generation resources to ensure full cost recovery, and therefore do not currently believe an impairment loss is probable. However, any alternative use of DGGS would be subject to regulatory approval and we cannot provide assurance of such approval. We will continue to evaluate recovery of this asset in the future as facts and circumstances change.

Natural Gas Production Assets

In 2012 and 2013, we purchased natural gas production interests in northern Montana's Bear Paw Basin. We are collecting the cost of service for natural gas produced from these assets, including a return on our investment, through our natural gas supply tracker on an interim basis. As a result, we do not expect to file an application with the MPSC to place these assets in natural gas rate base until our next natural gas rate case. We are recognizing Bear Paw related revenue based on the precedent established by the MPSC's approval of Battle Creek in the fourth quarter of 2012. Since acquisition, we have recognized approximately $16.7 million of revenue that is subject to refund.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

	Three Months Ended March 31,
	2014	2013	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$234.5	$210.1	$24.4	11.6%
Natural Gas	135.2	102.5	32.7	31.9
Other	—	0.4	(0.4)	(100.0)
	$369.7	$313.0	$56.7	18.1%

	Three Months Ended March 31,
	2014	2013	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$101.6	$83.1	$18.5	22.3%
Natural Gas	65.8	49.1	16.7	34.0
	$167.4	$132.2	$35.2	26.6%

	Three Months Ended March 31,
	2014	2013	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$132.9	$127.0	$5.9	4.6%
Natural Gas	69.4	53.4	16.0	30.0
Other	—	0.4	(0.4)	(100.0)
	$202.3	$180.8	$21.5	11.9%

Primary components of the change in gross margin include the following:

Gross Margin 2014 vs. 2013
(in millions)
Natural gas production	$9.5
Electric and natural gas retail volumes	8.9
Montana natural gas rate increase	4.5
Other	(1.4)
Increase in Consolidated Gross Margin	$21.5

Consolidated gross margin increased $21.5 million primarily due to the following:

•	An increase in natural gas production margin primarily due to the acquisition of gas production assets in December 2013, which revenues are subject to refund;

•	An increase in natural gas and electric retail volumes due primarily to colder winter weather and customer growth; and

•	An increase in Montana natural gas delivery rates implemented in April 2013.

	Three Months Ended March 31,
	2014	2013	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$72.1	$68.8	$3.3	4.8%
Property and other taxes	28.5	25.8	2.7	10.5
Depreciation	30.3	29.2	1.1	3.8
	$130.9	$123.8	$7.1	5.7%

Consolidated operating, general and administrative expenses were $72.1 million for the three months ended March 31, 2014, as compared with $68.8 million for the three months ended March 31, 2013. Primary components of the change include the following:

Operating, General & Administrative Expenses
2014 vs. 2013
(in millions)
Natural gas production	$2.2
Labor	1.6
Hydro Transaction costs	0.8
Other	(1.3)
Increase in Operating, General & Administrative Expenses	$3.3

The increase in operating, general and administrative expenses of $3.3 million was primarily due to the following:

•	Higher natural gas production costs due to the acquisition of the natural gas production assets discussed above;

•	Increased labor costs due primarily to compensation increases and more time spent by employees on maintenance projects (which are expensed) rather than capital projects; and

•	Legal and professional fees associated with the Hydro Transaction. We expect to incur additional Hydro Transaction related legal and professional fees during 2014.

Property and other taxes were $28.5 million for the three months ended March 31, 2014, as compared with $25.8 million in the same period of 2013. This increase was primarily due to plant additions and higher estimated property valuations in Montana. We estimate property taxes throughout each year and update to the actual expense when we receive our Montana property tax bills in November.

Depreciation expense was $30.3 million for the three months ended March 31, 2014, as compared with $29.2 million in the same period of 2013. This reflects an increase in depreciation expense due to plant additions, offset in part by a reduction in depreciation rates of approximately $1.5 million as a result of new depreciation studies conducted by an independent consultant and implemented during the second quarter of 2013. These studies reflect longer asset lives on our electric and natural gas assets in Montana, and electric assets in South Dakota.

Consolidated operating income for the three months ended March 31, 2014 was $71.4 million, as compared with $57.0 million in the same period of 2013. This increase was due to the increase in gross margin partly offset by higher operating expenses as discussed above.

Consolidated interest expense for the three months ended March 31, 2014 was $20.0 million, as compared with $16.8 million in the same period of 2013. This increase includes $1.9 million of expenses associated with the bridge credit facility related to the Hydro Transaction, higher interest from the issuance in December 2013 of $100 million of long-term debt unrelated to the Hydro Transaction, and interest accrued on revenues subject to refund. We expect interest expense to increase by approximately $5.6 million for the remainder of 2014 as a result of these items.

Consolidated other income for the three months ended March 31, 2014, was $2.2 million, as compared with $2.7 million in the same period of 2013. This decrease was primarily due to lower capitalization of AFUDC.

Consolidated income tax expense for the three months ended March 31, 2014 was $8.0 million, as compared with $5.0 million in the same period of 2013. Our effective tax rate was 14.9% for the three months ended March 31, 2014 as compared with 11.7% for the three months ended March 31, 2013. The following table summarizes the significant differences in income tax expense based on the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended March 31,
	2014	2013
Income Before Income Taxes	$53.6	$42.9

Income tax calculated at 35% federal statutory rate	18.8	15.0

Permanent or flow through adjustments:
State income, net of federal provisions	0.4	(1.4)
Flow-through repairs deductions	(9.7)	(7.7)

Production tax credits	(1.4)	(1.2)
Plant and depreciation of flow through items	0.4	0.8
Other, net	(0.5)	(0.5)
	(10.8)	(10.0)

Income tax expense	$8.0	$5.0

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

Consolidated net income for the three months ended March 31, 2014 was $45.6 million as compared with $37.9 million for the same period in 2013. This increase was primarily due to the higher operating income discussed above, partly offset by higher interest and income tax expense.

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

•	Wholesale: Sales of electricity to electric cooperatives, municipalities and other electric utilities, the prices for which are based on prevailing market prices.

•	Other: Miscellaneous electric revenues.

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

	Results
	2014	2013	Change	% Change
	(dollars in millions)
Retail revenues	$209.5	$200.0	$9.5	4.8%
Regulatory amortization	9.3	(5.9)	15.2	(257.6)
Total retail revenues	218.8	194.1	24.7	12.7
Transmission	13.4	13.6	(0.2)	(1.5)
Ancillary services	0.4	0.4	—	—
Wholesale	0.2	0.5	(0.3)	(60.0)
Other	1.7	1.5	0.2	13.3
Total Revenues	234.5	210.1	24.4	11.6
Total Cost of Sales	101.6	83.1	18.5	22.3
Gross Margin	$132.9	$127.0	$5.9	4.6%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2014	2013	2014	2013	2014	2013
	(in thousands)
Retail Electric
Montana	$79,807	$76,006	732	681	282,250	279,841
South Dakota	15,396	13,824	200	178	49,563	49,175
Residential	95,203	89,830	932	859	331,813	329,016
Montana	80,804	77,772	815	780	63,480	63,024
South Dakota	18,579	17,344	256	245	12,166	12,060
Commercial	99,383	95,116	1,071	1,025	75,646	75,084
Industrial	10,190	10,401	674	748	74	74
Other	4,682	4,660	23	23	4,644	4,509
Total Retail Electric	$209,458	$200,007	2,700	2,655	412,177	408,683
Total Wholesale Electric	$244	$507	11	23	—	—

	Degree Days			2014 as compared with:
Heating Degree-Days	2014	2013	Historic Average	2013	Historic Average
Montana	3,475	3,223	3,275	8% colder	6% colder
South Dakota	4,626	4,217	4,098	10% colder	13% colder

The following summarizes the components of the changes in electric gross margin for the three months ended March 31, 2014 and 2013:

Gross Margin 2014 vs. 2013
(in millions)
Retail volumes	$5.7
Other	0.2
Increase in Gross Margin	$5.9

This increase in gross margin was primarily due to higher retail volumes from colder winter weather and customer growth. The increase in regulatory amortization revenue is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on gross margin.

Retail volumes increased primarily due to colder winter weather and customer growth. Wholesale volumes decreased as a result of lower availability, primarily due to higher volumes utilized to supply retail load.

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

•	Wholesale: Primarily represents transportation and storage for others.

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

	Results
	2014	2013	Change	% Change
	(dollars in millions)
Retail revenues	$121.7	$101.7	$20.0	19.7%
Regulatory amortization	1.6	(10.4)	12.0	(115.4)
Total retail revenues	123.3	91.3	32.0	35.0
Wholesale and other	11.9	11.2	0.7	6.3
Total Revenues	135.2	102.5	32.7	31.9
Total Cost of Sales	65.8	49.1	16.7	34.0
Gross Margin	$69.4	$53.4	$16.0	30.0%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2014	2013	2014	2013	2014	2013
	(in thousands)
Retail Gas
Montana	$51,367	$42,864	5,572	5,161	163,641	162,537
South Dakota	14,400	11,879	1,798	1,512	38,796	38,461
Nebraska	12,072	10,913	1,450	1,276	37,124	37,028
Residential	77,839	65,656	8,820	7,949	239,561	238,026
Montana	26,088	21,540	3,204	2,621	22,751	22,698
South Dakota	10,051	7,818	1,471	1,271	6,181	6,083
Nebraska	6,793	5,777	1,020	871	4,670	4,655
Commercial	42,932	35,135	5,695	4,763	33,602	33,436
Industrial	497	460	56	57	265	266
Other	480	416	65	58	154	158
Total Retail Gas	$121,748	$101,667	14,636	12,827	273,582	271,886

	Degree Days			2014 as compared with:
Heating Degree-Days	2014	2013	Historic Average	2013	Historic Average
Montana	3,475	3,223	3,275	8% colder	6% colder
South Dakota	4,626	4,217	4,098	10% colder	13% colder
Nebraska	3,578	3,355	3,400	7% colder	5% colder

The following summarizes the components of the changes in natural gas gross margin for the three months ended March 31, 2014 and 2013:

Gross Margin 2014 vs. 2013
(in millions)
Natural gas production	$9.5
Montana natural gas rate increase	4.5
Retail volumes	3.2
Other	(1.2)
Increase in Gross Margin	$16.0

This increase in gross margin was primarily due to:

•	An increase in natural gas production margin, primarily due to the acquisition of gas production assets in December 2013, which is subject to refund;

•	An increase in Montana natural gas delivery rates implemented in April 2013;

•	An increase in retail volumes due primarily to colder winter weather and customer growth.

Average natural gas supply prices increased in 2014 resulting in higher retail revenues and cost of sales as compared with 2013, with no impact to gross margin.

LIQUIDITY AND CAPITAL RESOURCES

Short-term liquidity is provided by internal cash flows, the sale of commercial paper and use of our revolving credit facility. We utilize our short-term borrowings and/or revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. Short-term borrowings may also be used to temporarily fund utility capital requirements. As of March 31, 2014, our total net liquidity was approximately $234.5 million, including $19.5 million of cash and $215.0 million of revolving credit facility availability. Revolving credit facility availability was $243.0 million as of April 18, 2014.

The following table presents additional information about short term borrowings during the three months ended March 31, 2014 (in millions):

Amount outstanding at period end	$85.0
Daily average amount outstanding	$93.5
Maximum amount outstanding	$141.0

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

We issue debt securities to refinance retiring maturities, reduce short-term debt, fund construction programs and for other general corporate purposes. To fund our strategic growth opportunities, including the Hydro Transaction as discussed above, we intend to utilize available cash flow, debt capacity that would allow us to maintain investment grade ratings, and issue equity. In April 2012, we entered into an Equity Distribution Agreement pursuant to which we were able to offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $100 million. During the three months ended March 31, 2014, we sold 295,979 shares of our common stock at an average price of $45.65 per share. Proceeds received were approximately $13.4 million, which are net of sales commissions paid to UBS of approximately $147,000 and other fees. This concludes our sales pursuant to the Equity Distribution Agreement. Since inception, we issued 2,492,889 shares of our common stock at an average price of $40.11, for net proceeds of $98.7 million.

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

As of March 31, 2014, we are under collected on our current Montana natural gas and electric trackers by approximately $32.9 million, as compared with an under collection of $27.3 million as of December 31, 2013, and an over collection of $1.3 million as of March 31, 2013.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, and impact our trade credit availability. Fitch Ratings (Fitch), Moody’s and Standard and Poor’s Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of April 18, 2014, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A-	BBB+	F2	Positive Watch
Moody’s (1)	A1	A3	Prime-2	Stable
S&P	A-	BBB	A-2	Stable
_________________________
(1) Moody's upgraded our senior secured and senior unsecured credit ratings on January 30, 2014, from A2 and Baa1, respectively, as reflected above.

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$45.6	$37.9
Non-cash adjustments to net income	58.4	56.0
Changes in working capital	28.5	35.5
Other	(20.3)	(17.5)
	112.2	111.9

Investing Activities
Property, plant and equipment additions	(51.7)	(38.1)
Asset acquisition	1.5	—
Other	0.1	—
	(50.1)	(38.1)

Financing Activities
Proceeds from issuance of common stock, net	13.4	17.7
Repayments of short-term borrowings, net	(56.0)	(78.9)
Dividends on common stock	(15.5)	(14.2)
Other	(1.1)	(1.3)
	(59.2)	(76.7)

Increase in Cash and Cash Equivalents	$2.9	$(2.9)
Cash and Cash Equivalents, beginning of period	$16.6	$9.8
Cash and Cash Equivalents, end of period	$19.5	$6.9

Cash Provided by Operating Activities

As of March 31, 2014, cash and cash equivalents were $19.5 million as compared with $16.6 million at December 31, 2013 and $6.9 million at March 31, 2013. Cash provided by operating activities totaled $112.2 million for the three months ended March 31, 2014 as compared with $111.9 million during the three months ended March 31, 2013. This increase in operating cash flows is due to an increase in net income and higher utilization of natural gas in storage, offset in part by an increase in the under collection of supply costs in our trackers as compared with 2013. During September 2013, we implemented a new customer information system and are still experiencing delays in collections of customer receivables. We expect collections to improve during the second and third quarters of 2014.

Cash Used in Investing Activities

Cash used in investing activities increased by approximately $12.0 million as compared with the first three months of 2013. Plant additions during 2014 include maintenance additions of approximately $31.8 million, supply related capital expenditures of approximately $12.2 million, primarily related to electric generation facilities in South Dakota, and Distribution System Infrastructure Project (DSIP) capital expenditures of approximately $7.7 million. Plant additions during the first three months of 2013 include maintenance additions of approximately $20.3 million, supply related capital expenditures of approximately $11.3 million, which were primarily related to supply investments in South Dakota, and DSIP capital expenditures of approximately $6.5 million.

Cash Used in Financing Activities

Cash used in financing activities totaled approximately $59.2 million during the three months ended March 31, 2014 as compared with approximately $76.7 million during the three months ended March 31, 2013. During the three months ended

March 31, 2014, net cash used in financing activities consisted of net repayments of commercial paper of $56.0 million and the payment of dividends of $15.5 million, offset in part by proceeds received from the issuance of common stock pursuant to our equity distribution agreement of $13.4 million. During the three months ended March 31, 2013, net cash used in financing activities consisted of net repayments of commercial paper of $78.9 million and the payment of dividends of $14.2 million, offset in part by proceeds received from the issuance of common stock pursuant to our equity distribution agreement of $17.7 million.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of March 31, 2014. See our Annual Report on Form 10-K for the year ended December 31, 2013 for additional discussion.

	Total	2014	2015	2016	2017	2018	Thereafter
	(in thousands)
Long-term debt	$1,155,103	$—	$—	$150,000	$—	$55,000	$950,103
Capital leases	31,136	1,582	1,733	1,837	1,979	2,133	21,872
Short-term borrowings	84,977	84,977	—	—	—	—	—
Future minimum operating lease payments	4,886	1,470	1,571	1,106	486	43	210
Estimated pension and other postretirement obligations (1)	66,712	12,129	13,749	13,695	13,623	13,516	N/A
Qualifying facilities liability (2)	1,065,550	50,462	69,606	71,598	73,622	75,688	724,574
Supply and capacity contracts (3)	1,988,435	242,133	209,788	161,197	137,026	108,740	1,129,551
Contractual interest payments on debt (4)	741,758	50,017	61,739	61,739	52,679	50,990	464,594
Environmental remediation obligations (1)	8,700	1,400	1,300	2,200	2,200	1,600	N/A
Total Commitments (5)	$5,147,257	$444,170	$359,486	$463,372	$281,615	$307,710	$3,290,904
_________________________

(1)
We estimate cash obligations related to our pension and other postretirement benefit programs and environmental remediation obligations for five years, as it is not practicable to estimate thereafter. These pension and postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.

(2)
Certain QFs require us to purchase minimum amounts of energy at prices ranging from $74 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $1.1 billion. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $0.8 billion.

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

As of March 31, 2014, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%. To more cost effectively meet short-term cash requirements, we established a program where we may issue commercial paper; which is supported by our revolving credit facility. Since commercial paper terms are short-term, we are subject to interest rate risk. As of March 31, 2014, we had approximately $85.0 million of commercial paper outstanding and no borrowings on our revolving credit facility. A 1% increase in interest rates would increase our annual interest expense by approximately $0.9 million.

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

In September 2012, we received a non-binding decision from a FERC ALJ concluding that we should only recover approximately 4.4% of the revenue requirement from FERC jurisdictional customers. On April 17, 2014, the FERC issued an order affirming the ALJ's decision. We are reviewing the decision, and may pursue full appellate rights through rehearing to the FERC. If unsuccessful on rehearing, we may appeal to a United States Circuit Court of Appeals, which could extend into 2016 or beyond. Based on the FERC decision, we assessed this triggering event and whether an impairment charge should be recorded with respect to DGGS. We are evaluating options to use DGGS in combination with other generation resources to ensure full cost recovery, and therefore do not currently believe an impairment loss is probable. However, any alternative use of DGGS would be subject to regulatory approval and we cannot provide assurance of such approval. We will continue to evaluate recovery of this asset in the future as facts and circumstances change. If we are not able to ensure full cost recovery of DGGS we may be required to record an impairment charge, which could have a material adverse effect on our operating results.

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

We are subject to many FERC rules and orders that regulate our electric and natural gas business. We must also comply with established reliability standards and requirements, which apply to the North American Electric Reliability Corporation (NERC) functions for which we have registered in both the Midwest Reliability Organization (MRO) for our South Dakota operations and the Western Electricity Coordination Council (WECC) for our Montana operations. The FERC, NERC, or a regional reliability organization may assess penalties against any responsible entity that violates their rules, regulations or standards. Violations may be discovered through various means, including self-certification, self-reporting, compliance investigations, periodic data submissions, exception reporting, and complaints. Penalties for the most severe violations can reach as high as $1 million per violation, per day. If a serious reliability incident or other incidence of noncompliance did occur, it could have a material adverse effect on our operating and financial results.

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

Consistent with our expectations, we experienced billing delays, which resulted in delays in collections of customer receivables and increased bad debt expense during the transition to the new system. We are still experiencing delays in collections of customer receivables. Any additional unexpected significant difficulties in completing the transition of our customer information system could materially impact our ability to timely and accurately record, process and report information that is important to our business.

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

ITEM 6.                      EXHIBITS

(a) Exhibits

Exhibit 10.1—NorthWestern Energy Annual Incentive Plan.

Exhibit 10.2—Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 18, 2014, Commission File No. 1-10499).

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

NorthWestern Corporation
Date:	April 24, 2014	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*10.1	NorthWestern Energy Annual Incentive Plan.
10.2
Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 18, 2014, Commission File No. 1-10499).

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