Form 10-Q
period 2014-06-30
NORTHWESTERN CORP
filed 2014-07-24
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Common Stock, Par Value $0.01
39,139,724 shares outstanding at July 18, 2014

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	June 30, 2014	December 31, 2013

ASSETS
Current Assets:
Cash and cash equivalents	$16,934	$16,557
Restricted cash	15,560	6,896
Accounts receivable, net	130,342	174,913
Inventories	52,925	55,609
Regulatory assets	50,858	37,719
Deferred income taxes	11,707	14,301
Other	12,331	14,961
Total current assets	290,657	320,956
Property, plant, and equipment, net	2,747,877	2,690,128
Goodwill	355,128	355,128
Regulatory assets	336,837	316,952
Other noncurrent assets	61,278	32,096
Total assets	$3,791,777	$3,715,260
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$1,684	$1,662
Short-term borrowings	145,951	140,950
Accounts payable	63,970	92,957
Accrued expenses	167,521	181,613
Regulatory liabilities	51,781	46,406
Total current liabilities	430,907	463,588
Long-term capital leases	29,055	29,895
Long-term debt	1,182,086	1,155,097
Deferred income taxes	425,085	395,333
Noncurrent regulatory liabilities	355,525	348,053
Other noncurrent liabilities	301,966	292,624
Total liabilities	2,724,624	2,684,590
Commitments and Contingencies (Note 14)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 42,752,477 and 39,139,365 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	428	423
Treasury stock at cost	(92,701)	(91,744)
Paid-in capital	925,578	910,184
Retained earnings	231,477	209,091
Accumulated other comprehensive income	2,371	2,716
Total shareholders' equity	1,067,153	1,030,670
Total liabilities and shareholders' equity	$3,791,777	$3,715,260
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Electric	$206,010	$200,472	$440,521	$410,564
Gas	64,271	59,362	199,483	161,880
Other	—	327	—	737
Total Revenues	270,281	260,161	640,004	573,181
Operating Expenses
Cost of sales	112,474	106,913	279,902	239,109
Operating, general and administrative	74,367	67,364	146,449	136,201
Property and other taxes	27,974	25,810	56,519	51,569
Depreciation and depletion	30,369	27,414	60,687	56,632
Total Operating Expenses	245,184	227,501	543,557	483,511
Operating Income	25,097	32,660	96,447	89,670
Interest Expense, net	(19,127)	(17,141)	(39,093)	(33,920)
Other Income	2,980	928	5,169	3,643
Income Before Income Taxes	8,950	16,447	62,523	59,393
Income Tax Expense	(1,204)	(2,106)	(9,197)	(7,150)
Net Income	$7,746	$14,341	$53,326	$52,243
Average Common Shares Outstanding	39,137	38,092	38,997	37,740
Basic Earnings per Average Common Share	$0.20	$0.37	$1.37	$1.38
Diluted Earnings per Average Common Share	$0.20	$0.37	$1.37	$1.38
Dividends Declared per Common Share	$0.40	$0.38	$0.80	$0.76

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	7,746	14,341	$53,326	$52,243
Other comprehensive (loss) income, net of tax:
Reclassification of net gains on derivative instruments	(183)	(183)	(366)	(366)
Foreign currency translation	(82)	86	21	135
Total Other Comprehensive Loss	(265)	(97)	(345)	(231)
Comprehensive Income	7,481	14,244	$52,981	$52,012

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$53,326	$52,243
Items not affecting cash:
Depreciation and depletion	60,687	56,632
Amortization of debt issue costs, discount and deferred hedge gain	3,226	193
Amortization of restricted stock	1,531	1,249
Equity portion of allowance for funds used during construction	(2,541)	(2,194)
Gain on disposition of assets	(107)	(705)
Deferred income taxes	32,575	32,393
Changes in current assets and liabilities:
Restricted cash	(8,664)	(1,368)
Accounts receivable	44,571	27,169
Inventories	2,684	6,551
Other current assets	2,630	(7,007)
Accounts payable	(26,323)	(23,617)
Accrued expenses	(13,500)	(8,632)
Regulatory assets	(13,139)	11,584
Regulatory liabilities	5,375	(73)
Other noncurrent assets	(25,237)	(25,336)
Other noncurrent liabilities	7,468	10,729
Cash provided by operating activities	124,562	129,811
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(112,020)	(88,549)
Asset acquisition	1,455	—
Proceeds from sale of assets	147	747
Cash used in investing activities	(110,418)	(87,802)
FINANCING ACTIVITIES:
Treasury stock activity	(957)	(1,179)
Proceeds from issuance of common stock, net	13,329	43,781
Dividends on common stock	(30,940)	(28,627)
Repayments on long-term debt	(57)	(73)
Issuance (Repayments) of short-term borrowings, net	5,002	(57,940)
Financing costs	(144)	—
Cash used in financing activities	(13,767)	(44,038)
Increase (Decrease) in Cash and Cash Equivalents	377	(2,029)
Cash and Cash Equivalents, beginning of period	16,557	9,822
Cash and Cash Equivalents, end of period	$16,934	$7,793
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$20	$42
Interest	31,756	29,175
Significant non-cash transactions:
Capital expenditures included in accounts payable and accrued expenses	7,360	9,081

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to June 30, 2014, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain Qualifying Facility (QF) plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 Megawatt (MW) coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per Megawatt Hour (MWH) (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $274.9 million through 2024.

(2) New Accounting Standards

Accounting Standards Issued

In May 2014, the Financial Accounting Standards Board (FASB) issued accounting guidance on the recognition of revenue from contracts with customers, which will supersede nearly all existing revenue recognition guidance under GAAP. Under the new standard, entities will recognize revenue to depict the transfer of goods and services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from an entity’s contracts with customers. The new guidance will be effective for us in our first quarter of 2017. Early adoption is not permitted. We are currently evaluating the impact of adoption of this new guidance on our Financial Statements and disclosures.

Accounting Standards Adopted

There have been no new accounting pronouncements or changes in accounting pronouncements adopted during the six months ended June 30, 2014 that are of significance, or potential significance, to us.

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

The Hydro Transaction includes the Kerr Project, a 194 megawatt hydro-electric generating facility. The Federal Energy Regulatory Commission (FERC) license for the Kerr Project gives the Confederated Salish and Kootenai Tribes of the Flathead Reservation (CSKT) the right to acquire the project between September 2015 and September 2025. The CSKT have formally provided notice of their intent to acquire the Kerr Project and designated September 5, 2015, as the date for conveyance to occur. PPL Montana and the CSKT previously conducted an arbitration over the conveyance price of the Kerr Project. In March 2014, an arbitration panel set an estimated conveyance price of approximately $18.3 million. Under our agreement with PPL Montana, the $900 million purchase price for the Hydro Transaction includes a $30 million reference price for the Kerr Project. If the CSKT complete the acquisition and pay $18.3 million for the Kerr Project, PPL Montana will pay the difference of $11.7 million to us. If the Hydro Transaction is completed, we expect to sell any excess generation from the Kerr Project in the market and provide revenue credits to our Montana retail customers until the CSKT exercises their right to acquire the Kerr Project. After the CSKT complete their acquisition of the Kerr Project in September 2015, we will own generation facilities that provide approximately 60% of our average electric load serving requirements in Montana.

Completion of the Hydro Transaction is subject to customary conditions and approvals, including approval from the FERC, the Montana Public Service Commission (MPSC), other appropriate state and federal agencies and as required by the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act). In March 2014, FERC issued an order to approve the transfer of licenses for the Thompson Falls, Missouri-Madison and Mystic Lake Hydro-Electric Projects; and indicated it would process the transfer of the license for the Kerr Project in a separate proceeding. In April 2014, we received approval of the required HSR Act filing. In May 2014, FERC issued orders under Sections 203 and 205 of the Federal Power Act approving the asset transfer and continuation of wholesale power sales at market-based rates after the transaction. We expect to receive FERC approval of the license transfer for the Kerr Project during the third quarter of 2014.

In December 2013, we submitted a filing with the MPSC requesting approval of the Hydro Transaction. The filing initiates the formal regulatory process necessary to complete the previously announced $900 million agreement, and includes a request to include the hydro assets in rate base and to issue the securities necessary to complete the purchase. Our original request was based on a return on equity of 10%, a capital structure of 52% debt and 48% equity, and an estimated first year average rate base of $866 million. In May 2014, we filed rebuttal testimony with adjustments to increase the average depreciable life of the assets and remove the Kerr Project from our rate base request, which reduced the estimated first year average rate base to $839 million. A hearing was held in July 2014 and we anticipate a decision from the MPSC in September 2014.

Assuming receipt of a reasonably satisfactory approval from the MPSC we will be seeking authority from FERC to issue securities in connection with the Hydro Transaction. We anticipate that FERC approval to issue securities may take up to 60 days from the date of MPSC approval of the Hydro Transaction. Either we or PPLM may terminate the agreement if the closing does not occur by September 26, 2014; however, this date will be extended for an additional six months if any regulatory approval is still pending.

The permanent financing for the Hydro Transaction is anticipated to be a combination of long-term debt, new equity issuance and cash flows from operations. The Hydro Transaction is supported by a fully committed $900 million 364-day senior bridge credit facility.

During the six months ended June 30, 2014, we incurred approximately $1.7 million of legal and professional fees associated with the Hydro Transaction, which are included in operating, general and administrative expense, and approximately $3.8 million of expenses related to the bridge credit facility included in interest expense.

(4) Regulatory Matters

Hydro Transaction

See Note 3 - Hydro Transaction.

Dave Gates Generating Station at Mill Creek (DGGS)

In April 2014, the FERC issued an order affirming a FERC Administrative Law Judge's (ALJ) initial decision in September 2012, regarding cost allocation at DGGS between retail and wholesale customers. This decision concluded we should allocate only a fraction of the costs we believe, based on facts and the law, should be allocated to FERC jurisdictional customers. We have been recognizing revenue consistent with the ALJ's initial decision. As of June 30, 2014, we have cumulative deferred revenue of approximately $27.3 million, which is subject to refund and recorded within current regulatory liabilities in the Condensed Consolidated Balance Sheets. The order included a requirement to issue customer refunds (included in deferred revenue) within 30 days.

In May 2014, we filed a request for rehearing, which remains pending. In our request for rehearing, we have argued that no refunds are due even if the cost allocation method is modified prospectively. The timing for FERC to act on our rehearing petition is uncertain, but could occur during the second half of 2014. Customer refunds, if any, will not be due until 30 days after a FERC order on rehearing. If unsuccessful on rehearing, we may appeal to a United States Circuit Court of Appeals. The time line for any such appeal could, depending on when the FERC issues a rehearing order extend into 2016 or beyond.

The FERC order was assessed as a triggering event as to whether an impairment charge should be recorded with respect to DGGS. We continue to evaluate options to use DGGS in combination with other generation resources to ensure cost recovery, and do not believe an impairment loss is probable at this time. Based on the FERC order, we are also assessing the potential for various additional filings at FERC for additional cost recovery. We anticipate making additional filings at FERC during the second half of 2014. Any alternative use of DGGS would be subject to regulatory approval and we cannot provide assurance of such approval. We will continue to evaluate recovery of this asset in the future as facts and circumstances change.

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

In May 2014, we filed our 2014 annual electric and natural gas supply tracker filings for the 2013/2014 tracker period. The MPSC consolidated the 2014 tracker filing with our pending 2013 filing for the 2012/2013 tracker period. During June 2014, we received orders from the MPSC approving the 2014 annual electric and natural gas supply tracker filings on an interim basis.

Our 2014 electric tracker filing includes market purchases made between July 2013 and January 2014 for replacement power during an outage at Colstrip Unit 4. Inclusion of these costs in the tracker filing is consistent with the treatment of replacement power during previous outages. During a June 2014 MPSC work session, approximately $11 million of these incremental market purchases related to the Colstrip Unit 4 outage were identified by the MPSC for additional prudency review. Procedural schedules have not yet been established for the consolidated electric or natural gas supply tracker dockets.

During October 2013, the MPSC approved an order related to our 2012 electric supply tracker filing (covering July 1, 2011 through June 30, 2012), which included a decision on a review of an independent study related to our request for demand-side management (DSM) lost revenues and addresses future DSM lost revenue recovery. The order also included a provision expressing concern with the policy of continuing to allow DSM lost revenue recovery, indicating that we bear the burden of demonstrating why any incremental DSM lost revenue recovery from the date of its October 2013 order forward is reasonable and in the public interest. We appealed the decision to the Montana District Court and during the second quarter of 2014, the MPSC agreed to initiate a separate proceeding related to the evaluation of DSM lost revenue recovery. A procedural schedule has not yet been established.

Based on the MPSC's October 2013 order, we expect to be able to collect at least $7.1 million of DSM lost revenues for each annual tracker period; however, since the 2012/2013 annual tracker filing is still subject to final approval, the MPSC may ultimately require us to refund a portion of the DSM lost revenues we have recognized since July 2012.

Natural Gas Production Assets

In 2012 and 2013, we purchased natural gas production interests in northern Montana's Bear Paw Basin (Bear Paw). We are collecting the cost of service for natural gas produced from these assets, including a return on our investment, through our natural gas supply tracker on an interim basis. As a result, we do not expect to file an application with the MPSC to place these assets in natural gas rate base until our next natural gas rate case. We are recognizing Bear Paw related revenue based on the precedent established by the MPSC's approval of Battle Creek in the fourth quarter of 2012. Since acquisition, we have recognized approximately $21.2 million of revenue that is subject to refund.

(5) Income Taxes

The following table reconciles our effective income tax rate to the federal statutory rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income, net of federal provisions	—	(3.4)	0.6	(3.3)
Flow-through repairs deductions	(19.9)	(12.8)	(18.3)	(16.5)
Production tax credits	(3.6)	(3.1)	(2.8)	(2.8)
Prior year permanent return to accrual adjustments	—	3.3	—	0.9
Plant and depreciation of flow through items	1.0	(4.9)	0.8	—
Other, net	1.0	(1.3)	(0.6)	(1.3)
	13.5%	12.8%	14.7%	12.0%

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

Uncertain Tax Positions

We have unrecognized tax benefits of approximately $115.0 million as of June 30, 2014, including approximately $80.1 million that, if recognized, would impact our effective tax rate. It is reasonably possible that our unrecognized tax benefits may decrease by up to $20 million in the next 12 months due to the expiration of statutes of limitation and a potential accounting method change.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the six months ended June 30, 2014, we did not recognize expense for interest or penalties in the Condensed Consolidated Statement of Income. As of June 30, 2014 and December 31, 2013, we had $0.4 million of interest accrued in the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2013, we did not recognize expense for interest or penalties and did not have any amounts accrued for the payment of interest and penalties.

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

(6) Goodwill

We completed our annual goodwill impairment test as of April 1, 2014, and no impairment was identified. We calculate the fair value of our reporting units by considering various factors, including valuation studies based primarily on a discounted cash flow analysis, with published industry valuations and market data as supporting information. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in our service territory, regulatory stability, and commodity prices (where appropriate), as well as other factors that affect our revenue, expense and capital expenditure projections.

There were no changes in our goodwill during the six months ended June 30, 2014. Goodwill by segment is as follows for both June 30, 2014 and December 31, 2013 (in thousands):

Electric	$241,100
Natural gas	114,028
$355,128

(7) Comprehensive (Loss) Income

The following tables display the components of Other Comprehensive (Loss) Income (in thousands):

	June 30, 2014
	Three Months Ended			Six Months Ended
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$(82)	$—	$(82)	$21	$—	$21
Reclassification of net gains on derivative instruments to net income	(297)	114	$(183)	(594)	228	(366)
Other comprehensive loss	$(379)	$114	$(265)	$(573)	$228	$(345)

	June 30, 2013
	Three Months Ended			Six Months Ended
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$86	$—	$86	$135	$—	$135
Reclassification of net gains on derivative instruments to net income	(297)	114	(183)	(594)	228	(366)
Other comprehensive loss	$(211)	$114	$(97)	$(459)	$228	$(231)

Balances by classification included within accumulated other comprehensive income (AOCI) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	June 30, 2014	December 31, 2013
Foreign currency translation	$553	$532
Derivative instruments designated as cash flow hedges	3,147	3,513
Pension and postretirement medical plans	(1,329)	(1,329)
Accumulated other comprehensive income	$2,371	$2,716

The following tables display the changes in AOCI by component, net of tax (in thousands):

		June 30, 2014
		Three Months Ended
	Affected Line Item in the Condensed Consolidated Statements of Income	Gains on Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$3,330	$(1,329)	$635	$2,636
Other comprehensive income before reclassifications		—	—	(82)	(82)
Amounts reclassified from accumulated other comprehensive income	Interest Expense	(183)	—	—	(183)
Net current-period other comprehensive (loss) income		(183)	—	(82)	(265)
Ending balance		$3,147	$(1,329)	$553	$2,371

		June 30, 2013
		Three Months Ended
	Affected Line Item in the Condensed Consolidated Statements of Income	Gains on Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$4,060	$(2,292)	$415	$2,183
Other comprehensive income before reclassifications		—	—	86	86
Amounts reclassified from accumulated other comprehensive income	Interest Expense	(183)	—	—	(183)
Net current-period other comprehensive (loss) income		(183)	—	86	(97)
Ending balance		$3,877	$(2,292)	$501	$2,086

		June 30, 2014
		Six Months Ended
	Affected Line Item in the Condensed Consolidated Statements of Income	Gains on Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$3,513	$(1,329)	$532	$2,716
Other comprehensive income before reclassifications		—	—	21	21
Amounts reclassified from accumulated other comprehensive income	Interest Expense	(366)	—	—	(366)
Net current-period other comprehensive (loss) income		(366)	—	21	(345)
Ending balance		$3,147	$(1,329)	$553	$2,371

		June 30, 2013
		Six Months Ended
	Affected Line Item in the Condensed Consolidated Statements of Income	Gains on Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$4,243	$(2,292)	$366	$2,317
Other comprehensive income before reclassifications		—	—	135	135
Amounts reclassified from accumulated other comprehensive income	Interest Expense	(366)	—	—	(366)
Net current-period other comprehensive (loss) income		(366)	—	135	(231)
Ending balance		$3,877	$(2,292)	$501	$2,086

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

Normal Purchases and Normal Sales

We have applied the normal purchase and normal sale scope exception (NPNS) to our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Financial Statements at June 30, 2014 and December 31, 2013. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

	Location of gain reclassified from AOCI to Income	Six Months Ended June 30, 2014 and 2013

Amount of gain reclassified from AOCI	Interest Expense	$594

Approximately $5.1 million of the pre-tax gain on these cash flow hedges is remaining in AOCI as of June 30, 2014, and we expect to reclassify approximately $1.2 million from AOCI into interest expense during the next twelve months. These gains relate to swaps previously terminated, and we have no current interest rate swaps outstanding.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
June 30, 2014
Restricted cash	$15,349	$—	$—	$—	$15,349
Rabbi trust investments	22,477	—	—	—	22,477
Total	$37,826	$—	$—	$—	$37,826

December 31, 2013
Restricted cash	$6,650	$—	$—	$—	$6,650
Rabbi trust investments	16,477	—	—	—	16,477
Total	$23,127	$—	$—	$—	$23,127

Restricted cash represents amounts held in money market mutual funds. Rabbi trust investments represent assets held for non-qualified deferred compensation plans, which consist of our common stock and actively traded mutual funds with quoted prices in active markets.

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,182,086	$1,315,047	$1,155,097	$1,237,151

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

(10) Financing Activities

In April 2012, we entered into an Equity Distribution Agreement pursuant to which we were able to offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $100 million. During the three months ended March 31, 2014, we sold 295,979 shares of our common stock at an average price of $45.65 per share, with proceeds of approximately $13.4 million, which are net of sales commissions of approximately $147,000 and other fees. This concluded our sales pursuant to the Equity Distribution Agreement. Total shares issued under the Equity Distribution Agreement were 2,492,889 at an average price of $40.11, for net proceeds of $98.7 million.

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

Three Months Ended
June 30, 2014	Electric	Gas	Other	Eliminations	Total
Operating revenues	$206,010	$64,271	$—	$—	$270,281
Cost of sales	87,438	25,036	—	—	112,474
Gross margin	118,572	39,235	—	—	157,807
Operating, general and administrative	49,269	22,653	2,445	—	74,367
Property and other taxes	20,326	7,645	3	—	27,974
Depreciation and depletion	23,119	7,241	9	—	30,369
Operating income (loss)	25,858	1,696	(2,457)	—	25,097
Interest expense	(14,469)	(2,595)	(2,063)	—	(19,127)
Other income	1,055	415	1,510	—	2,980
Income tax (expense) benefit	(1,673)	65	404	—	(1,204)
Net income (loss)	$10,771	$(419)	$(2,606)	$—	$7,746
Total assets	$2,637,376	$1,144,287	$10,114	$—	$3,791,777
Capital expenditures	$54,507	$5,836	$—	$—	$60,343

Three Months Ended
June 30, 2013	Electric	Gas	Other	Eliminations	Total
Operating revenues	$200,472	$59,362	$327	$—	$260,161
Cost of sales	82,520	24,393	—	—	106,913
Gross margin	117,952	34,969	327	—	153,248
Operating, general and administrative	47,721	18,483	1,160	—	67,364
Property and other taxes	19,016	6,792	2	—	25,810
Depreciation and depletion	21,693	5,712	9	—	27,414
Operating income (loss)	29,522	3,982	(844)	—	32,660
Interest expense	(14,411)	(2,567)	(163)	—	(17,141)
Other income	702	198	28	—	928
Income tax expense	(76)	(1,901)	(129)	—	(2,106)
Net income (loss)	$15,737	$(288)	$(1,108)	$—	$14,341
Total assets	$2,486,588	$1,054,550	$9,910	$—	$3,551,048
Capital expenditures	$41,691	$8,744	$—	$—	$50,435

Six Months Ended
June 30, 2014	Electric	Gas	Other	Eliminations	Total
Operating revenues	$440,521	$199,483	$—	$—	$640,004
Cost of sales	189,034	90,868	—	—	279,902
Gross margin	251,487	108,615	—	—	360,102
Operating, general and administrative	96,405	45,249	4,795	—	146,449
Property and other taxes	40,909	15,604	6	—	56,519
Depreciation and depletion	46,224	14,446	17	—	60,687
Operating income (loss)	67,949	33,316	(4,818)	—	96,447
Interest expense	(29,638)	(5,352)	(4,103)	—	(39,093)
Other income	1,867	540	2,762	—	5,169
Income tax (expense) benefit	(5,810)	(4,260)	873	—	(9,197)
Net income (loss)	$34,368	$24,244	$(5,286)	$—	$53,326
Total assets	$2,637,376	$1,144,287	$10,114	$—	$3,791,777
Capital expenditures	$99,664	$12,356	$—	$—	$112,020

Six Months Ended
June 30, 2013	Electric	Gas	Other	Eliminations	Total
Operating revenues	$410,564	$161,880	$737	$—	$573,181
Cost of sales	165,615	73,494	—	—	239,109
Gross margin	244,949	88,386	737	—	334,072
Operating, general and administrative	93,439	38,378	4,384	—	136,201
Property and other taxes	38,168	13,396	5	—	51,569
Depreciation and depletion	45,304	11,311	17	—	56,632
Operating income (loss)	68,038	25,301	(3,669)	—	89,670
Interest expense	(28,538)	(4,993)	(389)	—	(33,920)
Other income	2,713	875	55	—	3,643
Income tax (expense) benefit	(4,380)	(3,673)	903	—	(7,150)
Net income (loss)	$37,833	$17,510	$(3,100)	$—	$52,243
Total assets	$2,486,588	$1,054,550	$9,910	$—	$3,551,048
Capital expenditures	$75,006	$13,543	$—	$—	$88,549

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

Average shares used in computing the basic and diluted earnings per share are as follows:

	Three Months Ended
	June 30, 2014	June 30, 2013
Basic computation	39,137,307	38,092,292
Dilutive effect of
Restricted stock and performance share awards (1)	75,316	129,347

Diluted computation	39,212,623	38,221,639

	Six Months Ended
	June 30, 2014	June 30, 2013
Basic computation	38,997,321	37,740,316
Dilutive effect of
Restricted stock and performance share awards (1)	71,966	125,422

Diluted computation	39,069,287	37,865,738
_______________
(1)          Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

(13) Employee Benefit Plans

Net periodic benefit cost (income) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Components of Net Periodic Benefit Cost (Income)
Service cost	$2,416	$3,294	$107	$115
Interest cost	6,529	5,736	219	222
Expected return on plan assets	(7,376)	(8,121)	(246)	(256)
Amortization of prior service cost	61	61	(499)	(499)
Recognized actuarial loss	502	3,072	97	261
Net Periodic Benefit Cost (Income)	$2,132	$4,042	$(322)	$(157)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Components of Net Periodic Benefit Cost (Income)
Service cost	$5,415	$6,733	$233	$271
Interest cost	13,074	11,360	430	439
Expected return on plan assets	(14,753)	(16,246)	(491)	(510)
Amortization of prior service cost	123	123	(999)	(999)
Recognized actuarial loss	1,059	5,824	174	486
Net Periodic Benefit Cost (Income)	$4,918	$7,794	$(653)	$(313)

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

Our liability for environmental remediation obligations is estimated to range between $27.3 million to $35.0 million, primarily for manufactured gas plants discussed below. As of June 30, 2014, we have a reserve of approximately $27.4 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $22.6 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies and implementing remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources (DENR). Our current reserve for remediation costs at this site is approximately $11.6 million, and we estimate that approximately $8.5 million of this amount will be incurred during the next five years.

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

While numerous bills have been introduced that address climate change from different perspectives, including through direct regulation of GHG emissions, the establishment of cap and trade programs and the establishment of Federal renewable portfolio standards, Congress has not passed any federal climate change legislation and we cannot predict the timing or form of any potential legislation. In the absence of such legislation, EPA is presently regulating GHG emissions of the very largest emitters, including large power plants, under the Clean Air Act, and specifically under the Prevention of Significant Deterioration (PSD) pre-construction permit, the Title V operating permit programs and the New Source Performance Standards (NSPS). In 2014, the EPA reproposed NSPS that specify permissible levels of GHG emissions from newly-constructed fossil fuel-fired electric generating units.

As directed by President Obama's Climate Action Plan, on June 2, 2014, the EPA proposed the Clean Power Plan rule to control carbon dioxide emissions from existing fossil fuel fired electric generating units. The rule proposes the establishment of statewide reductions of GHG emissions for individual states based on the state's potential to shift generation to existing natural gas combined cycle plants, to develop new renewable energy, to achieve demand-side management savings, and to improve performance at existing coal-fired units. The EPA intends to finalize those regulations and guidelines by June 1, 2015. States must then submit their individual plans for achieving GHG emission standards to EPA by June 30, 2016, although EPA is proposing a dual-phase submittal process for state plans that would allow for additional time to June 30, 2018 under certain circumstances. The initial performance period for compliance would commence in 2020, with full implementation by 2030.

On June 23, 2014, the U.S. Supreme Court struck down the EPA's Tailoring Rule, which limited the sources subject to GHG permitting requirements to the largest fossil-fueled power plants, indicating that EPA had exceeded its authority under the Clean Air Act by "rewriting unambiguous statutory terms." However, the decision affirmed EPA's ability to regulate GHG emissions from sources already subject to regulation under the PSD program.

Requirements to reduce GHG emissions from stationary sources could cause us to incur material costs of compliance and increase our costs of procuring electricity. Although there continues to be changes in legislation and regulations that affect GHG emissions from power plants, technology to efficiently capture, remove and/or sequester such emissions may not be available within a timeframe consistent with the implementation of such requirements. In addition, physical impacts of climate change may present potential risks for severe weather, such as floods and tornadoes, in the locations where we operate or have interests. We cannot predict with any certainty whether these risks will have a material impact on our operations.

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

Water Intakes and Discharges - Section 316(b) of the Federal Clean Water Act (CWA) requires that the location, design, construction and capacity of any cooling water intake structure reflect the “best technology available (BTA)” for minimizing environmental impacts. On May 19, 2014, the EPA issued a final rule applicable to facilities that withdraw at least 2 million gallons per day of cooling water from waters of the US and use at least 25 percent of the water exclusively for cooling purposes. The final rule gives seven options for meeting BTA, and provides a more flexible compliance approach than the proposed rule. Permits required for existing facilities will be developed by the individual states and additional capital and/or increased operating costs may be required to comply with future water permit requirements.

In April 2013, the EPA proposed CWA regulations to address mercury, arsenic, lead, and selenium in water discharged from power plants. The proposed regulations include a variety of options for whether and how these different waste streams should be treated. The EPA is reviewing public comments on these options prior to enacting final regulations. Under the proposed approach, new requirements for existing power plants would be phased in between 2017 and 2022. The EPA is under a modified consent decree to take final action by September 30, 2015. The EPA estimates that over half of the existing power plants will not incur costs under any of the proposed options because many power plants already have the technology and procedures in place to meet the proposed pollution control standards; however, it is too early to determine whether the impacts of these rules will be material.

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

In December 2011, the EPA issued a final rule relating to Mercury and Air Toxics Standards (MATS). Among other things, the MATS set stringent emission limits for acid gases, mercury, and other hazardous air pollutants from new and existing electric generating units. Facilities that are subject to the MATS must come into compliance by April 2015, unless a one year extension is granted on a case-by-case basis. On April 15, 2014, the U.S. Court of Appeals for the D.C. Circuit upheld the MATS rule. The decision is expected to be appealed to the Supreme Court.

In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR) to reduce emissions from electric generating units that interfere with the ability of downwind states to achieve ambient air quality standards. Under CSAPR, significant reductions in emissions of nitrogen oxide (NOx) and sulfur dioxide (SO2) were to be required in certain states beginning in 2012. On April 29, 2014 the Supreme Court reversed and remanded the 2012 decision of the U.S. Court of Appeals for the D.C. Circuit that had vacated the CSAPR. It is anticipated that further proceedings will occur in the U.S. Court of Appeals for the D.C. Circuit and at EPA to establish new compliance deadlines.

In October 2013, the Supreme Court denied certiorari in Luminant Generation Co v. EPA, which challenged the EPA’s current approach to regulating air emissions during startup, shutdown and malfunction (SSM) events. As a result, fossil fuel power plants may need to address SSM in their permits to reduce the risk of enforcement or citizen actions.

In September 2012, a final Federal Implementation Plan for Montana was published in the Federal Register to address regional haze. As finalized, Colstrip Unit 4 does not have to improve removal efficiency for pollutants that contribute to regional haze. By 2018, Montana, or EPA, must develop a revised Plan that demonstrates reasonable progress toward eliminating man made emissions of visibility impairing pollutants, which could impact Colstrip Unit 4. In November 2012, National Parks Conservation Association, Montana Environmental Information Center, and Sierra Club jointly filed a petition for review of the Federal Implementation Plan in the U.S. Court of Appeals for the Ninth Circuit. Montana Environmental Information Center and Sierra Club have challenged the EPA's decision not to require any emissions reductions from Colstrip Units 3 and 4. The Ninth Circuit held oral argument on the petition on May 16, 2014. At this time, we cannot predict or determine the timing or outcome of this petition.

We have joint ownership in generation plants located in South Dakota, North Dakota, Iowa and Montana that are or may become subject to various regulations that have been issued or proposed under the Clean Air Act, as discussed below.

South Dakota. The South Dakota DENR determined that the Big Stone Plant, of which we have a 23.4% ownership, is subject to the BART requirements of the Regional Haze Rule. South Dakota DENR's State Implementation Plan (SIP) was approved by the EPA in May 2012. Under the SIP, the Big Stone plant must install and operate a new BART compliant air quality control system (AQCS) to reduce SO2, NOx and particulate emissions as expeditiously as practicable, but no later than five years after the EPA's approval of the SIP. During the first quarter of 2014, the estimated total project cost for the AQCS was reduced from $405 million to approximately $384 million (our share is 23.4%) and it is expected to be operational by 2016. As of June 30, 2014, we have capitalized costs of approximately $56.4 million related to this project.

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

On May 6, 2014, the Court held oral argument on the Colstrip owners’ motion to dismiss and on Plaintiffs’ motion for summary judgment on the applicable legal standard. On May 22, 2014, the Court issued findings and recommendation, which denied Plaintiffs’ motion for summary judgment and denied most of the Colstrip owners’ motion to dismiss, but dismissed seven of Plaintiffs’ “best available control technology” claims and dismissed two of Plaintiffs' claims for injunctive relief.

On June 5, 2014, Plaintiffs filed an objection to the Court’s findings and recommendations. On June 19, 2014, the Colstrip owners filed a response to Plaintiffs’ objection. Briefing on the objection is not yet complete, and there has been no ruling on the objection.

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

The Hydro Transaction includes the Kerr Project, a 194 megawatt hydro-electric generating facility. The Federal Energy Regulatory Commission (FERC) license for the Kerr Project gives the Confederated Salish and Kootenai Tribes of the Flathead Reservation (CSKT) the right to acquire the project between September 2015 and September 2025. The CSKT have formally provided notice of their intent to acquire the Kerr Project and designated September 5, 2015, as the date for conveyance to occur. PPL Montana and the CSKT previously conducted an arbitration over the conveyance price of the Kerr Project. In March 2014, an arbitration panel set an estimated conveyance price of approximately $18.3 million. Under our agreement with PPL Montana, the $900 million purchase price for the Hydro Transaction includes a $30 million reference price for the Kerr Project. If the CSKT complete the acquisition and pay $18.3 million for the Kerr Project, PPL Montana will pay the difference of $11.7 million to us. If the Hydro Transaction is completed, we expect to sell any excess generation from the Kerr Project in the market and provide revenue credits to our Montana retail customers until the CSKT exercises their right to acquire the Kerr Project. After the CSKT complete their acquisition of the Kerr Project in September 2015, we will own generation facilities that provide approximately 60% of our average electric load serving requirements in Montana.

Completion of the Hydro Transaction is subject to customary conditions and approvals, including approval from the FERC, the Montana Public Service Commission (MPSC), other appropriate state and federal agencies and as required by the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act). In March 2014, FERC issued an order to approve the transfer of licenses for the Thompson Falls, Missouri-Madison and Mystic Lake Hydro-Electric Projects; and indicated it would process the transfer of the license for the Kerr Project in a separate proceeding. In April 2014, we received approval of the required HSR Act filing. In May 2014, FERC issued orders under Sections 203 and 205 of the Federal Power Act approving the asset transfer and continuation of wholesale power sales at market-based rates after the transaction. We expect to receive FERC approval of the license transfer for the Kerr Project during the third quarter of 2014.

In December 2013, we submitted a filing with the MPSC requesting approval of the Hydro Transaction. The filing initiates the formal regulatory process necessary to complete the previously announced $900 million agreement, and includes a request to include the hydro assets in rate base and to issue the securities necessary to complete the purchase. Our original request was based on a return on equity of 10%, a capital structure of 52% debt and 48% equity, and an estimated first year average rate base of $866 million. In May 2014, we filed rebuttal testimony with adjustments to increase the average depreciable life of the assets and remove the Kerr Project from our rate base request, which reduced the estimated first year average rate base to $839 million. A hearing was held in July 2014 and we anticipate a decision from the MPSC in September 2014.

Assuming receipt of a reasonably satisfactory approval from the MPSC we will be seeking authority from FERC to issue securities in connection with the Hydro Transaction. We anticipate that FERC approval to issue securities may take up to 60 days from the date of MPSC approval of the Hydro Transaction. Either we or PPLM may terminate the agreement if the closing does not occur by September 26, 2014; however, this date will be extended for an additional six months if any regulatory approval is still pending.

The permanent financing for the Hydro Transaction is anticipated to be a combination of long-term debt, new equity issuance and cash flows from operations. The Hydro Transaction is supported by a fully committed $900 million 364-day senior bridge credit facility.

During the six months ended June 30, 2014, we incurred approximately $1.7 million of legal and professional fees associated with the Hydro Transaction, which are included in operating, general and administrative expense, and approximately $3.8 million of expenses related to the bridge credit facility included in interest expense.

Dave Gates Generating Station at Mill Creek (DGGS)

In April 2014, the FERC issued an order affirming a FERC Administrative Law Judge's (ALJ) initial decision in September 2012, regarding cost allocation at DGGS between retail and wholesale customers. This decision concluded we should allocate only a fraction of the costs we believe based on facts and the law, should be allocated to FERC jurisdictional customers. We have been recognizing revenue consistent with the ALJ's initial decision. As of June 30, 2014, we have cumulative deferred revenue of approximately $27.3 million, which is subject to refund and recorded within current regulatory liabilities in the Condensed Consolidated Balance Sheets. The order included a requirement to issue customer refunds (included in deferred revenue) within 30 days.

In May 2014, we filed a request for rehearing, which remains pending. In our request for rehearing, we have argued that no refunds are due even if the cost allocation method is modified prospectively. The timing for FERC to act on our rehearing petition is uncertain, but could occur during the second half of 2014. Customer refunds, if any, will not be due until 30 days after a FERC order on rehearing. If unsuccessful on rehearing, we may appeal to a United States Circuit Court of Appeals. The time line for any such appeal could, depending on when the FERC issues a rehearing order extend into 2016 or beyond.

The FERC order was assessed as a triggering event as to whether an impairment charge should be recorded with respect to DGGS. We continue to evaluate options to use DGGS in combination with other generation resources to ensure cost recovery, and do not believe an impairment loss is probable at this time. Based on the FERC order, we are also assessing the potential for various additional filings at FERC for additional cost recovery. We anticipate making additional filings at FERC during the second half of 2014. Any alternative use of DGGS would be subject to regulatory approval and we cannot provide assurance of such approval. We will continue to evaluate recovery of this asset in the future as facts and circumstances change.

Natural Gas Production Assets

In 2012 and 2013, we purchased natural gas production interests in northern Montana's Bear Paw Basin. We are collecting the cost of service for natural gas produced from these assets, including a return on our investment, through our natural gas supply tracker on an interim basis. As a result, we do not expect to file an application with the MPSC to place these assets in natural gas rate base until our next natural gas rate case. We are recognizing Bear Paw related revenue based on the precedent established by the MPSC's approval of Battle Creek in the fourth quarter of 2012. Since acquisition, we have recognized approximately $21.2 million of revenue that is subject to refund.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

	Three Months Ended June 30,
	2014	2013	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$206.0	$200.5	$5.5	2.7%
Natural Gas	64.3	59.4	4.9	8.2
Other	—	0.3	(0.3)	(100.0)
	$270.3	$260.2	$10.1	3.9%

	Three Months Ended June 30,
	2014	2013	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$87.4	$82.5	$4.9	5.9%
Natural Gas	25.0	24.4	0.6	2.5
	$112.4	$106.9	$5.5	5.1%

	Three Months Ended June 30,
	2014	2013	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$118.6	$118.0	$0.6	0.5%
Natural Gas	39.3	35.0	4.3	12.3
Other	—	0.3	(0.3)	(100.0)
	$157.9	$153.3	$4.6	3.0%

Primary components of the change in gross margin include the following:

Gross Margin 2014 vs. 2013
(in millions)
Natural gas production	$5.1
DSM lost revenues	1.0
Natural gas retail volumes	$(0.9)
Other	(0.6)
Increase in Consolidated Gross Margin	$4.6

Consolidated gross margin increased $4.6 million primarily due to an increase in natural gas production margin primarily due to the acquisition of gas production assets in December 2013, for which the revenues are subject to refund; and an increase in DSM lost revenues recovered through our supply trackers related to efficiency measures implemented by customers, offset in part by a decrease in retail volumes due primarily to warmer spring weather.

	Three Months Ended June 30,
	2014	2013	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$74.4	$67.4	$7.0	10.4%
Property and other taxes	28.0	25.8	2.2	8.5
Depreciation and depletion	30.4	27.4	3.0	10.9
	$132.8	$120.6	$12.2	10.1%

Consolidated operating, general and administrative expenses were $74.4 million for the three months ended June 30, 2014, as compared with $67.4 million for the three months ended June 30, 2013. Primary components of the change include the following:

Operating, General & Administrative Expenses
2014 vs. 2013
(in millions)
Natural gas production	$2.9
Bad debt expense	2.2
Nonemployee directors deferred compensation	1.5
Hydro Transaction costs	0.9
Other	(0.5)
Increase in Operating, General & Administrative Expenses	$7.0

The increase in operating, general and administrative expenses of $7.0 million was primarily due to the following:

•	Higher natural gas production costs due to the acquisition of the natural gas production assets discussed above;

•	Higher bad debt expense, due to a combination of higher revenues and slower collections of receivables from customers related to our customer information systems implementation;

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

•	Legal and professional fees associated with the Hydro Transaction. We expect to incur additional Hydro Transaction related legal and professional fees during the remainder of 2014.

Property and other taxes were $28.0 million for the three months ended June 30, 2014, as compared with $25.8 million in the same period of 2013. This increase was primarily due to plant additions and higher estimated property valuations in Montana. We estimate property taxes throughout each year and update to the actual expense when we receive our Montana property tax bills in November.

Depreciation and depletion expense was $30.4 million for the three months ended June 30, 2014, as compared with $27.4 million in the same period of 2013. This increase was primarily due to plant additions, including approximately $1.2 million related to the acquisition of natural gas production assets.

Consolidated operating income for the three months ended June 30, 2014 was $25.1 million, as compared with $32.7 million in the same period of 2013. This decrease was due to higher operating expenses partly offset by the increase in gross margin as discussed above.

Consolidated interest expense for the three months ended June 30, 2014 was $19.1 million, as compared with $17.1 million in the same period of 2013. This increase includes $1.9 million of expenses associated with the bridge credit facility related to the Hydro Transaction, and higher interest from the issuance in December 2013 of $100 million of long-term debt unrelated to the Hydro Transaction, partly offset by lower interest accrued on revenues subject to refund and higher capitalization of AFUDC. We expect interest expense to increase by approximately $1.4 million for the remainder of 2014 as a result of the bridge credit facility.

Consolidated other income for the three months ended June 30, 2014, was $3.0 million, as compared with $0.9 million in the same period of 2013. This increase was primarily due to a $1.5 million gain on deferred shares held in trust for non-employee directors deferred compensation discussed above and higher capitalization of AFUDC.

Consolidated income tax expense for the three months ended June 30, 2014 was $1.2 million, as compared with $2.1 million in the same period of 2013. Our effective tax rate was 13.5% for the three months ended June 30, 2014 as compared with 12.8% for the three months ended June 30, 2013.

The following table summarizes the significant differences in income tax expense based on the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended June 30,
	2014		2013
Income Before Income Taxes	$9.0		$16.4

Income tax calculated at 35% federal statutory rate	3.1	35.0%	5.8	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	—	—	(0.6)	(3.4)
Flow-through repairs deductions	(1.8)	(19.9)	(2.1)	(12.8)
Production tax credits	(0.3)	(3.6)	(0.5)	(3.1)
Prior year permanent return to accrual adjustments	—	—	0.5	3.3
Plant and depreciation of flow through items	0.1	1.0	(0.8)	(4.9)
Other, net	0.1	1.0	(0.2)	(1.3)
	(1.9)	(21.5)	(3.7)	(22.2)

Income tax expense	$1.2	13.5%	$2.1	12.8%

Our effective tax rate differs from the federal statutory tax rate of 35% primarily due to the regulatory impact of flowing through federal and state tax benefits of repairs deductions, state tax benefit of bonus depreciation deductions and production tax credits. The regulatory accounting treatment of these deductions requires immediate income recognition for temporary tax differences of this type, which is referred to as the flow-through method. When the flow-through method of accounting for temporary differences is reflected in regulated revenues, we record deferred income taxes and establish related regulatory assets and liabilities.Consolidated net income for the three months ended June 30, 2014 was $7.7 million as compared with $14.3 million for the same period in 2013. This decrease was primarily due to the lower operating income and higher interest expense as discussed above, partly offset by higher other income and lower income tax expense.

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

	Six Months Ended June 30,
	2014	2013	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$440.5	$410.6	$29.9	7.3%
Natural Gas	199.5	161.9	37.6	23.2
Other	—	0.7	(0.7)	(100.0)
	$640.0	$573.2	$66.8	11.7%

	Six Months Ended June 30,
	2014	2013	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$189.0	$165.6	$23.4	14.1%
Natural Gas	90.9	73.5	17.4	23.7
	$279.9	$239.1	$40.8	17.1%

	Six Months Ended June 30,
	2014	2013	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$251.5	$245.0	$6.5	2.7%
Natural Gas	108.6	88.4	20.2	22.9
Other	—	0.7	(0.7)	(100.0)
	$360.1	$334.1	$26.0	7.8%

Primary components of the change in gross margin include the following:

Gross Margin 2014 vs. 2013
(in millions)
Natural gas production	$14.6
Natural gas and electric retail volumes	7.0
Montana natural gas rate increase	4.9
DSM lost revenues	1.5
Other	(2.0)
Increase in Consolidated Gross Margin	$26.0

Consolidated gross margin increased $26.0 million primarily due to the following:

•	An increase in natural gas production margin primarily due to the acquisition of gas production assets in December 2013, for which the revenues are subject to refund;

•	An increase in natural gas and electric retail volumes due primarily to colder winter weather and customer growth;

•	An increase in Montana natural gas delivery rates implemented in April 2013; and

•	An increase in DSM lost revenues recovered through our supply trackers related to efficiency measures implemented by customers.

	Six Months Ended June 30,
	2014	2013	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$146.4	$136.2	10.2	7.5%
Property and other taxes	56.5	51.6	4.9	9.5
Depreciation and depletion	60.7	56.6	4.1	7.2
	$263.6	$244.4	$19.2	7.9%

Consolidated operating, general and administrative expenses were $146.4 million for the six months ended June 30, 2014, as compared with $136.2 million for the six months ended June 30, 2013. Primary components of the change include the following:

Operating, General & Administrative Expenses
2014 vs. 2013
(in millions)
Natural gas production	$5.0
Bad debt expense	3.1
Hydro Transaction costs	1.7
Nonemployee directors deferred compensation	1.3
Other	(0.9)
Increase in Operating, General & Administrative Expenses	$10.2

The increase in operating, general and administrative expenses of $10.2 million was primarily due to the following:

•	Higher natural gas production costs due to the acquisition of the natural gas production assets discussed above;

•	Higher bad debt expense, due to a combination of higher revenues and slower collections of receivables from customers related to our customer information systems implementation;

•	Legal and professional fees associated with the Hydro Transaction; and

•	Non-employee directors deferred compensation increased as compared to the prior year, primarily due to changes in our stock price.

Property and other taxes were $56.5 million for the six months ended June 30, 2014, as compared with $51.6 million in the same period of 2013. This increase was primarily due to plant additions and higher estimated property valuations in Montana.

Depreciation and depletion expense was $60.7 million for the six months ended June 30, 2014, as compared with $56.6 million in the same period of 2013. This increase was primarily due to plant additions, including approximately $2.4 million related to the acquisition of natural gas production assets. These increases were offset in part by a reduction in depreciation rates of approximately $1.5 million as a result of new depreciation studies conducted by an independent consultant and implemented during the second quarter of 2013. These studies reflect longer asset lives on our electric and natural gas assets in Montana, and electric assets in South Dakota.

Consolidated operating income for the six months ended June 30, 2014 was $96.4 million, as compared with $89.7 million in the same period of 2013. This increase was due to the increase in gross margin partly offset by higher operating expenses as discussed above.

Consolidated interest expense for the six months ended June 30, 2014 was $39.1 million, as compared with $33.9 million in the same period of 2013. This increase includes $3.8 million of expenses associated with the bridge credit facility related to the Hydro Transaction, higher interest from the issuance in December 2013 of $100 million of long-term debt unrelated to the Hydro Transaction, and interest accrued on revenues subject to refund.

Consolidated other income for the six months ended June 30, 2014, was $5.2 million, as compared with $3.6 million in the same period of 2013. This increase was primarily due to a $1.3 million gain on deferred shares held in trust for non-employee directors deferred compensation discussed above and higher capitalization of AFUDC.

Consolidated income tax expense for the six months ended June 30, 2014 was $9.2 million, as compared with $7.2 million in the same period of 2013. Our effective tax rate was 14.7% for the six months ended June 30, 2014 as compared with 12.0% for the six months ended June 30, 2013.

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

The following table summarizes the significant differences in income tax expense based on the differences between our effective tax rate and the federal statutory rate (in millions):

	Six Months Ended June 30,
	2014		2013
Income Before Income Taxes	$62.5		$59.4

Income tax calculated at 35% federal statutory rate	21.9	35.0%	20.8	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	0.4	0.6	(1.9)	(3.3)
Flow-through repairs deductions	(11.5)	(18.3)	(9.8)	(16.5)
Production tax credits	(1.8)	(2.8)	(1.7)	(2.8)
Prior year permanent return to accrual adjustments	—	—	0.5	0.9
Plant and depreciation of flow through items	0.5	0.8	—	—
Other, net	(0.3)	(0.6)	(0.8)	(1.3)
	(12.7)	(20.3)	(13.7)	(23.0)

Income tax expense	$9.2	14.7%	$7.1	12.0%

Consolidated net income for the six months ended June 30, 2014 was $53.3 million as compared with $52.2 million for the same period in 2013. This increase was primarily due to the higher operating income and higher other income as discussed above, partly offset by higher interest and income tax expense.

ELECTRIC SEGMENT

We have various classifications of electric revenues, defined as follows:

•	Retail: Sales of electricity to residential, commercial and industrial customers.

•
Regulatory amortization: Primarily represents timing differences for electric supply costs and property taxes between when we incur these costs and when we recover these costs in rates from our customers, which is also reflected in cost of sales and therefore has minimal impact on gross margin.

•	Transmission: Reflects transmission revenues regulated by the FERC.

•
Ancillary Services: FERC jurisdictional services that ensure reliability and support the transmission of electricity from generation sites to customer loads. Such services include regulation service, reserves and voltage support.

•	Wholesale: Sales of electricity to electric cooperatives, municipalities and other electric utilities, the prices for which are based on prevailing market prices.

•	Other: Miscellaneous electric revenues.

Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

	Results
	2014	2013	Change	% Change
	(dollars in millions)
Retail revenues	$176.4	$179.9	$(3.5)	(1.9)%
Regulatory amortization	14.6	5.9	8.7	147.5
Total retail revenues	191.0	185.8	5.2	2.8
Transmission	12.7	12.5	0.2	1.6
Ancillary services	0.5	0.4	0.1	25.0
Wholesale	0.8	0.7	0.1	14.3
Other	1.0	1.1	(0.1)	(9.1)
Total Revenues	206.0	200.5	5.5	2.7
Total Cost of Sales	87.4	82.5	4.9	5.9
Gross Margin	$118.6	$118.0	$0.6	0.5%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2014	2013	2014	2013	2014	2013
	(in thousands)
Retail Electric
Montana	$52,951	$56,915	497	495	282,840	280,217
South Dakota	11,126	10,628	121	123	49,504	49,222
Residential	64,077	67,543	618	618	332,344	329,439
Montana	76,744	77,086	770	753	63,589	63,070
South Dakota	17,801	16,163	231	222	12,350	12,290
Commercial	94,545	93,249	1,001	975	75,939	75,360
Industrial	10,093	10,583	722	709	75	74
Other	7,667	8,561	47	54	6,104	6,065
Total Retail Electric	$176,382	$179,936	2,388	2,356	414,462	410,938
Total Wholesale Electric	$773	$670	49	35	—	—

	Degree Days			2014 as compared with:
Cooling Degree-Days	2014	2013	Historic Average	2013	Historic Average
Montana	8	45	41	82% cooler	80% cooler
South Dakota	77	50	63	54% warmer	22% warmer

	Degree Days			2014 as compared with:
Heating Degree-Days	2014	2013	Historic Average	2013	Historic Average
Montana	1,244	1,267	1,306	2% warmer	5% warmer
South Dakota	1,532	1,897	1,421	19% warmer	8% colder

The following summarizes the components of the changes in electric gross margin for the three months ended June 30, 2014 and 2013:

Gross Margin 2014 vs. 2013
(in millions)
DSM lost revenues	$1.0
Other	(0.4)
Increase in Gross Margin	$0.6

This increase in gross margin was primarily due to an increase in DSM lost revenues recovered through our supply trackers related to efficiency measures implemented by customers. The increase in regulatory amortization revenue is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on gross margin.

Wholesale volumes increased from higher plant utilization in 2014.

While heating and cooling degree days may fluctuate significantly during the second quarter, our electric customer usage is not highly sensitive to these changes between the heating and cooling seasons.

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

	Results
	2014	2013	Change	% Change
	(dollars in millions)
Retail revenues	$385.8	$379.9	$5.9	1.6%
Regulatory amortization	23.9	0.1	23.8	23,800.0
Total retail revenues	409.7	380.0	29.7	7.8
Transmission	26.1	26.1	—	—
Ancillary services	0.9	0.8	0.1	12.5
Wholesale	1.0	1.2	(0.2)	(16.7)
Other	2.8	2.5	0.3	12.0
Total Revenues	440.5	410.6	29.9	7.3
Total Cost of Sales	189.0	165.6	23.4	14.1
Gross Margin	$251.5	$245.0	$6.5	2.7%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2014	2013	2014	2013	2014	2013
	(in thousands)
Retail Electric
Montana	$132,759	$132,921	1,229	1,177	282,546	280,029
South Dakota	26,522	24,452	321	301	49,532	49,198
Residential	159,281	157,373	1,550	1,478	332,078	329,227
Montana	157,548	154,858	1,583	1,533	63,534	63,047
South Dakota	36,380	33,508	487	467	12,258	12,175
Commercial	193,928	188,366	2,070	2,000	75,792	75,222
Industrial	20,283	20,984	1,395	1,456	75	74
Other	12,349	13,221	70	77	5,375	5,288
Total Retail Electric	$385,841	$379,944	5,085	5,011	413,320	409,811
Total Wholesale Electric	$1,017	$1,177	60	58	—	—

	Degree Days			2014 as compared with:
Cooling Degree-Days	2014	2013	Historic Average	2013	Historic Average
Montana	8	45	41	82% cooler	80% cooler
South Dakota	77	50	63	54% warmer	22% warmer

	Degree Days			2014 as compared with:
Heating Degree-Days	2014	2013	Historic Average	2013	Historic Average
Montana	4,719	4,490	4,581	5% cooler	3% cooler
South Dakota	6,158	6,114	5,519	1% cooler	12% cooler

The following summarizes the components of the changes in electric gross margin for the six months ended June 30, 2014 and 2013:

Gross Margin 2014 vs. 2013
(in millions)
Retail volumes	$4.7
DSM lost revenues	1.9
Other	(0.1)
Increase in Gross Margin	$6.5

This increase in gross margin was primarily due to an increase in retail volumes due primarily to colder winter weather and customer growth, and an increase in DSM lost revenues recovered through our supply trackers related to efficiency measures implemented by customers. The increase in regulatory amortization revenue is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on gross margin.

Retail volumes increased primarily due to colder winter weather and customer growth. Wholesale volumes remained relatively flat.

NATURAL GAS SEGMENT

We have various classifications of natural gas revenues, defined as follows:

•	Retail: Sales of natural gas to residential, commercial and industrial customers.

•
Regulatory amortization: Primarily represents timing differences for natural gas supply costs and property taxes between when we incur these costs and when we recover these costs in rates from our customers, which is also reflected in cost of sales and therefore has minimal impact on gross margin.

•	Wholesale: Primarily represents transportation and storage for others.

Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

	Results
	2014	2013	Change	% Change
	(dollars in millions)
Retail revenues	$55.6	$49.1	$6.5	13.2%
Regulatory amortization	(1.9)	1.0	(2.9)	(290.0)
Total retail revenues	53.7	50.1	3.6	7.2
Wholesale and other	10.6	9.3	1.3	14.0
Total Revenues	64.3	59.4	4.9	8.2
Total Cost of Sales	25.0	24.4	0.6	2.5
Gross Margin	$39.3	$35.0	$4.3	12.3%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2014	2013	2014	2013	2014	2013
	(in thousands)
Retail Gas
Montana	$23,762	$19,537	1,985	2,046	163,868	162,561
South Dakota	6,369	6,432	639	719	38,478	38,131
Nebraska	5,156	5,604	512	579	36,759	36,624
Residential	35,287	31,573	3,136	3,344	239,105	237,316
Montana	12,214	9,757	1,040	1,049	22,790	22,684
South Dakota	4,893	4,384	641	677	6,128	6,029
Nebraska	2,612	2,958	365	440	4,616	4,594
Commercial	19,719	17,099	2,046	2,166	33,534	33,307
Industrial	288	171	26	19	261	265
Other	274	209	29	29	153	158
Total Retail Gas	$55,568	$49,052	5,237	5,558	273,053	271,046

	Degree Days			2014 as compared with:
Heating Degree-Days	2014	2013	Historic Average	2013	Historic Average
Montana	1,244	1,267	1,306	2% warmer	5% warmer
South Dakota	1,532	1,897	1,421	19% warmer	8% colder
Nebraska	1,134	1,365	1,162	17% warmer	2% warmer

The following summarizes the components of the changes in natural gas gross margin for the three months ended June 30, 2014 and 2013:

Gross Margin 2014 vs. 2013
(in millions)
Natural gas production	$5.1
Retail volumes	(0.9)
Other	0.1
Increase in Gross Margin	$4.3

This increase in gross margin was primarily due to an increase in natural gas production margin primarily due to the acquisition of gas production assets in December 2013, of which the revenues are subject to refund. This increase was partially offset by a decrease in retail volumes due primarily to warmer spring weather.

Average natural gas supply prices increased in 2014 resulting in higher retail revenues and cost of sales as compared with 2013, with no impact to gross margin.

Retail volumes decreased primarily due to warmer spring weather, offset in part by customer growth.

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

	Results
	2014	2013	Change	% Change
	(dollars in millions)
Retail revenues	$177.3	$150.7	$26.6	17.7%
Regulatory amortization	(0.3)	(9.5)	9.2	(96.8)
Total retail revenues	177.0	141.2	35.8	25.4
Wholesale and other	22.5	20.7	1.8	8.7
Total Revenues	199.5	161.9	37.6	23.2
Total Cost of Sales	90.9	73.5	17.4	23.7
Gross Margin	$108.6	$88.4	$20.2	22.9%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2014	2013	2014	2013	2014	2013
	(in thousands)
Retail Gas
Montana	$75,129	$62,401	7,556	7,207	163,754	162,549
South Dakota	20,769	18,310	2,436	2,230	38,637	38,296
Nebraska	17,228	16,517	1,962	1,855	36,941	36,826
Residential	113,126	97,228	11,954	11,292	239,332	237,671
Montana	38,302	31,296	4,244	3,671	22,771	22,691
South Dakota	14,944	12,202	2,113	1,948	6,155	6,056
Nebraska	9,405	8,735	1,385	1,311	4,643	4,624
Commercial	62,651	52,233	7,742	6,930	33,569	33,371
Industrial	785	631	83	76	263	266
Other	754	626	94	87	153	158
Total Retail Gas	$177,316	$150,718	19,873	18,385	273,317	271,466

	Degree Days			2014 as compared with:
Heating Degree-Days	2014	2013	Historic Average	2013	Historic Average
Montana	4,719	4,490	4,581	5% cooler	3% cooler
South Dakota	6,158	6,114	5,519	1% cooler	12% cooler
Nebraska	4,712	4,720	4,562	remained flat	3% cooler

The following summarizes the components of the changes in natural gas gross margin for the six months ended June 30, 2014 and 2013:

Gross Margin 2014 vs. 2013
(in millions)
Natural gas production	$14.6
Montana natural gas rate increase	4.9
Retail volumes	2.3
Other	(1.6)
Increase in Gross Margin	$20.2

This increase in gross margin was primarily due to the following:

•	An increase in natural gas production margin primarily due to the acquisition of gas production assets in December 2013, for which the revenues are subject to refund;

•	An increase in Montana natural gas delivery rates implemented in April 2013; and

•	An increase in retail volumes due primarily to colder winter weather and customer growth.

Average natural gas supply prices increased in 2014 resulting in higher retail revenues and cost of sales as compared with 2013, with no impact to gross margin.

Retail volumes increased primarily due to colder winter weather and customer growth.

LIQUIDITY AND CAPITAL RESOURCES

Short-term liquidity is provided by internal cash flows, the sale of commercial paper and use of our revolving credit facility. We utilize our short-term borrowings and/or revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. Short-term borrowings may also be used to temporarily fund utility capital requirements. As of June 30, 2014, our total net liquidity was approximately $170.9 million, including $16.9 million of cash and $154.0 million of revolving credit facility availability. Revolving credit facility availability was $162.1 million as of July 18, 2014.

The following table presents additional information about short term borrowings during the three months ended June 30, 2014 (in millions):

Amount outstanding at period end	$146.0
Daily average amount outstanding	$78.8
Maximum amount outstanding	$146.0

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

We issue debt securities to refinance retiring maturities, reduce short-term debt, fund construction programs and for other general corporate purposes. To fund our strategic growth opportunities, including the Hydro Transaction as discussed above, we intend to utilize available cash flow, debt capacity that would allow us to maintain investment grade ratings, and issue equity. In April 2012, we entered into an Equity Distribution Agreement pursuant to which we were able to offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $100 million. During the three months ended March 31, 2014, we sold 295,979 shares of our common stock at an average price of $45.65 per share. Proceeds received were approximately $13.4 million, which are net of sales commissions paid to UBS of approximately $147,000 and other fees. This concluded our sales pursuant to the Equity Distribution Agreement. Total shares issued under the Equity Distribution Agreement were 2,492,889 at an average price of $40.11, for net proceeds of $98.7 million.

We plan to maintain a 50 - 55% debt to total capital ratio excluding capital leases, and expect to continue targeting a long-term dividend payout ratio of 60 - 70% of earnings per share; however, there can be no assurance that we will be able to meet these targets. During 2014, assuming receipt of reasonably satisfactory regulatory approvals related to the Hydro Transaction, we expect to issue approximately $450 - $500 million of debt securities and up to $400 million of equity securities, as well as use up to $50 million cash, to fund the Hydro Transaction. In November 2013, in connection with the Hydro Transaction, we entered into a $900 million 364-day senior bridge credit facility (bridge facility). The bridge facility may be used temporarily in a single draw to finance the Hydro Transaction and pay related fees and expenses pending completion of the permanent financing. Any advance under the bridge facility is subject to certain conditions including regulatory approval of the Hydro Transaction, and would be due and payable within one year of borrowing.

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

As of June 30, 2014, we are under collected on our current Montana natural gas and electric trackers by approximately $32.6 million, as compared with an under collection of $27.3 million as of December 31, 2013, and an under collection of $3.0 million as of June 30, 2013.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, and impact our trade credit availability. Fitch Ratings (Fitch), Moody’s and Standard and Poor’s Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of July 18, 2014, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A-	BBB+	F2	Positive Watch
Moody’s	A1	A3	Prime-2	Stable
S&P	A-	BBB	A-2	Stable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$53.3	$52.2
Non-cash adjustments to net income	95.4	87.6
Changes in working capital	(6.4)	4.6
Other	(17.8)	(14.6)
	124.5	129.8

Investing Activities
Property, plant and equipment additions	(112.0)	(88.5)
Asset acquisition	1.5	—
Other	0.1	0.7
	(110.4)	(87.8)

Financing Activities
Proceeds from issuance of common stock, net	13.3	43.8
Repayments of long-term debt, net	(0.1)	(0.1)
Issuance (Repayments) of short-term borrowings, net	5.0	(57.9)
Dividends on common stock	(30.9)	(28.6)
Other	(1.1)	(1.2)
	(13.8)	(44.0)

Increase in Cash and Cash Equivalents	$0.3	$(2.0)
Cash and Cash Equivalents, beginning of period	$16.6	$9.8
Cash and Cash Equivalents, end of period	$16.9	$7.8

Cash Provided by Operating Activities

As of June 30, 2014, cash and cash equivalents were $16.9 million as compared with $16.6 million at December 31, 2013 and $7.8 million at June 30, 2013. Cash provided by operating activities totaled $124.5 million for the six months ended June 30, 2014 as compared with $129.8 million during the six months ended June 30, 2013. This decrease in operating cash flows is primarily due to an increase in the under collection of supply costs in our trackers, partially offset by higher collections of customer receivables as compared with 2013.

During September 2013, we implemented a new customer information system. While collections improved during the second quarter of 2014, we are still experiencing delays in collections of customer receivables. We expect continued improvement during the third quarter of 2014.

Cash Used in Investing Activities

Cash used in investing activities increased by approximately $22.6 million as compared with the first six months of 2013. Plant additions during 2014 include maintenance additions of approximately $68.4 million, supply related capital expenditures of approximately $20.4 million, primarily related to electric generation facilities in South Dakota, and Distribution System Infrastructure Project (DSIP) capital expenditures of approximately $22.2 million. Plant additions during the first six months of 2013 include maintenance additions of approximately $51.1 million, supply related capital expenditures of approximately $19.4 million, which were primarily related to electric generation facilities in South Dakota, and DSIP capital expenditures of approximately $17.6 million.

Cash Used in Financing Activities

Cash used in financing activities totaled approximately $13.8 million during the six months ended June 30, 2014 as compared with approximately $44.0 million during the six months ended June 30, 2013. During the six months ended June 30, 2014, net cash used in financing activities consisted of the payment of dividends of $30.9 million, offset in part by proceeds received from the issuance of common stock pursuant to our equity distribution agreement of $13.3 million and net issuances of commercial paper of $5.0 million. During the six months ended June 30, 2013, net cash used in financing activities consisted of net repayments of commercial paper of $57.9 million and the payment of dividends of $28.6 million, offset in part by proceeds received from the issuance of common stock pursuant to our equity distribution agreement of $43.8 million.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of June 30, 2014. See our Annual Report on Form 10-K for the year ended December 31, 2013 for additional discussion.

	Total	2014	2015	2016	2017	2018	Thereafter
	(in thousands)
Long-term debt	$1,182,086	$—	$—	$150,000	$—	$55,000	$977,086
Capital leases	30,739	856	1,733	1,837	1,979	2,133	22,201
Short-term borrowings	145,951	145,951	—	—	—	—	—
Future minimum operating lease payments	4,959	1,058	1,786	1,316	545	43	211
Estimated pension and other postretirement obligations (1)	55,869	1,286	13,749	13,695	13,623	13,516	N/A
Qualifying facilities liability (2)	1,048,730	33,642	69,606	71,598	73,622	75,688	724,574
Supply and capacity contracts (3)	1,718,185	171,897	206,902	152,474	128,090	100,438	958,384
Contractual interest payments on debt (4)	723,723	30,996	61,991	61,991	52,931	51,221	464,593
Environmental remediation obligations (1)	8,500	1,200	1,300	2,200	2,200	1,600	N/A
Total Commitments (5)	$4,918,742	$386,886	$357,067	$455,111	$272,990	$299,639	$3,147,049
_________________________

(1)
We estimate cash obligations related to our pension and other postretirement benefit programs and environmental remediation obligations for five years, as it is not practicable to estimate thereafter. Pension and postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.

(2)
Certain QFs require us to purchase minimum amounts of energy at prices ranging from $74 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $1.0 billion. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $0.8 billion.

(3)	We have entered into various purchase commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 28 years.

(4)	For our variable rate short-term borrowings outstanding, we have assumed an average interest rate of 0.39% through maturity.

(5)	Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on our Condensed Consolidated Fnancial Statements, which have been prepared in accordance with GAAP. The preparation of these Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that are believed to be proper and reasonable under the circumstances.

As of June 30, 2014, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%. To more cost effectively meet short-term cash requirements, we established a program where we may issue commercial paper; which is supported by our revolving credit facility. Since commercial paper terms are short-term, we are subject to interest rate risk. As of June 30, 2014, we had approximately $146.0 million of commercial paper outstanding and no borrowings on our revolving credit facility. A 1% increase in interest rates would increase our annual interest expense by approximately $1.5 million.

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

In September 2012, we received a non-binding decision from a FERC ALJ concluding that we should only recover approximately 4.4% of the revenue requirement from FERC jurisdictional customers. On April 17, 2014, the FERC issued an order affirming the ALJ's decision. In April 2014, the FERC issued an order affirming a FERC Administrative Law Judge's (ALJ) initial decision in September 2012, regarding cost allocation at DGGS between retail and wholesale customers. This decision concluded we should allocate only a fraction of the costs we believe, based on facts and the law, should be allocated to FERC jurisdictional customers. We filed a request for rehearing, which remains pending. If unsuccessful on rehearing, we may appeal to a United States Circuit Court of Appeals, which could extend into 2016 or beyond. The FERC order was assessed as a triggering event as to whether an impairment charge should be recorded with respect to DGGS. We continue to evaluate options to use DGGS in combination with other generation resources to ensure cost recovery, and do not believe an impairment loss is probable at this time. Any alternative use of DGGS would be subject to regulatory approval and we cannot provide assurance of such approval. We will continue to evaluate recovery of this asset in the future as facts and circumstances change. If we are not able to ensure cost recovery of DGGS we may be required to record an impairment charge, which could have a material adverse effect on our operating results.

In October 2013, the MPSC concluded that $1.4 million of incremental costs associated with regulation service acquired from third parties during a 2012 outage at DGGS were imprudently incurred, and disallowed recovery. We have appealed that decision to the Montana district court. In addition, our 2014 electric tracker filing includes market purchases made between July 2013 and January 2014 for replacement power during an outage at Colstrip Unit 4. Inclusion of these costs in the tracker filing is consistent with the treatment of replacement power during previous outages. During a June 2014 MPSC work session, approximately $11 million of these incremental market purchases related to the Colstrip Unit 4 outage were identified by the MPSC for additional prudency review. On July 17, 2014, the Montana Environmental Information Center and Sierra Club filed a petition to intervene in our electric tracker dockets to challenge the costs of maintaining and operating Colstrip Unit 4, particularly the costs of replacement power related to the outage, as imprudent. We believe the costs associated with the outage and incremental market purchases were prudently incurred, however, there is risk that the MPSC ultimately disallows all or a portion of these costs.

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

In order to complete the Hydro Transaction, we must still obtain certain approvals from the MPSC and the FERC. These regulatory agencies may not approve the transaction, or may approve the transaction subject to terms or conditions that could delay closing, impose additional costs, impact the transaction's anticipated benefits, or cause the transaction to terminate. In addition, failure to obtain approvals on terms consistent with our application could negatively affect credit ratings and equity valuation, and our ability to invest in our Montana utility operations, including but not limited to supply.

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

National and international actions have been initiated to address global climate change and the contribution of GHG emissions including, most significantly, carbon dioxide. These actions include legislative proposals, executive and EPA actions at the federal level, actions at the state level, and private party litigation relating to GHG emissions. As directed by President Obama's Climate Action Plan, on June 2, 2014, the EPA proposed the Clean Power Plan rule to control carbon dioxide emissions from existing fossil fuel fired electric generating units. The EPA has expressed the intent to finalize those regulations and guidelines by June 1, 2015.

Requirements to reduce GHG emissions from stationary sources could cause us to incur material costs of compliance and increase our costs of procuring electricity. Although there continues to be changes in legislation and regulations that affect GHG emissions from power plants, technology to efficiently capture, remove and/or sequester such emissions may not be available within a timeframe consistent with the implementation of such requirements. We cannot predict with any certainty whether these risks will have a material impact on our operations.

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

For example, in early July 2013, following the return to service from a scheduled maintenance outage, Colstrip Unit 4 tripped off-line and incurred damage to its stator and rotor. Colstrip Unit 4 returned to service in early 2014. As discussed above, there is no assurance that we will be able to fully recover our costs for the purchase of replacement power while Colstrip Unit 4 was out of service.

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

Our wholesale costs for electricity and natural gas are recovered through various pass-through cost tracking mechanisms in each of the states we serve. The rates are established based upon projected market prices or contractual obligations. As these variables change, we adjust our rates through our monthly trackers. As discussed above, in our latest electric tracker filing the treatment of costs for replacement power due to an outage at Colstrip Unit 4 have been identified by the MPSC for additional prudence review. To the extent our energy supply costs are deemed imprudent by the applicable state regulatory commissions, we would not recover some of our costs, which could adversely impact our results of operations.

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

ITEM 5. OTHER INFORMATION

As previously reported, on April 24, 2014 at the 2014 Annual Meeting of Stockholders, the stockholders approved the NorthWestern Corporation Amended and Restated Equity Compensation Plan (the Plan), including the performance goals available under the Plan and the issuance of an additional 600,000 shares of common stock. The Plan permits a committee of the Board to grant to designated officers, employees and non-employee directors of NorthWestern and its affiliates incentive awards in the form of performance awards, restricted shares, restricted share units, unrestricted shares, deferred share units, options, share appreciation rights and other awards including the payment of stock in lieu of cash under our other incentive or bonus programs or otherwise and payment of cash based on attainment of performance goals. A more detailed summary of the material features of the Plan is set forth in our proxy statement for the 2014 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 7, 2014. A copy of the Plan is included as Appendix A to such proxy statement.

ITEM 6.                      EXHIBITS

(a) Exhibits

Exhibit 10.1—NorthWestern Corporation Amended and Restated Equity Compensation Plan, as amended effective July 1, 2014 (incorporated by reference to Appendix A to NorthWestern Corporation's Proxy Statement for the 2014 Annual Meeting of Shareholders filed on March 7, 2014, Commission File No. 1-10499).

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

NorthWestern Corporation
Date:	July 24, 2014	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1
NorthWestern Corporation Amended and Restated Equity Compensation Plan, as amended effective July 1, 2014 (incorporated by reference to Appendix A to NorthWestern Corporation's Proxy Statement for the 2014 Annual Meeting of Shareholders filed on March 7, 2014, Commission File No. 1-10499).

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