Form 10-Q
period 2014-09-30
NORTHWESTERN CORP
filed 2014-10-23
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Common Stock, Par Value $0.01
39,143,732 shares outstanding at October 17, 2014

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

In addition, actual results may differ materially from those contemplated in any forward-looking statement due to the timing and likelihood of the closing of the purchase of PPL Montana LLC's hydro-electric generating facilities (Hydro Transaction) and the integration of those facilities. See Note 3 - Hydro Transaction, to the Condensed Consolidated Financial Statements for additional information relative to this transaction.

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	September 30, 2014	December 31, 2013

ASSETS
Current Assets:
Cash and cash equivalents	$17,731	$16,557
Restricted cash	38,363	6,896
Accounts receivable, net	120,713	174,913
Inventories	62,966	55,609
Regulatory assets	46,167	37,719
Deferred income taxes	25,872	14,301
Other	8,668	14,961
Total current assets	320,480	320,956
Property, plant, and equipment, net	2,799,823	2,690,128
Goodwill	355,128	355,128
Regulatory assets	349,153	316,952
Other noncurrent assets	49,714	32,096
Total assets	$3,874,298	$3,715,260
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$1,707	$1,662
Short-term borrowings	169,944	140,950
Accounts payable	61,942	92,957
Accrued expenses	206,864	181,613
Regulatory liabilities	52,613	46,406
Total current liabilities	493,070	463,588
Long-term capital leases	28,605	29,895
Long-term debt	1,182,092	1,155,097
Deferred income taxes	435,465	395,333
Noncurrent regulatory liabilities	360,209	348,053
Other noncurrent liabilities	293,171	292,624
Total liabilities	2,792,612	2,684,590
Commitments and Contingencies (Note 14)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 42,753,751 and 39,143,568 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	428	423
Treasury stock at cost	(92,625)	(91,744)
Paid-in capital	926,390	910,184
Retained earnings	246,182	209,091
Accumulated other comprehensive income	1,311	2,716
Total shareholders' equity	1,081,686	1,030,670
Total liabilities and shareholders' equity	$3,874,298	$3,715,260
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Electric	212,430	$227,103	$652,951	$637,667
Gas	39,482	34,772	238,965	196,652
Other	—	373	—	1,110
Total Revenues	251,912	262,248	891,916	835,429
Operating Expenses
Cost of sales	94,592	104,298	374,494	343,407
Operating, general and administrative	68,108	72,540	214,557	208,741
Property and other taxes	27,773	25,956	84,292	77,525
Depreciation and depletion	30,452	28,053	91,139	84,685
Total Operating Expenses	220,925	230,847	764,482	714,358
Operating Income	30,987	31,401	127,434	121,071
Interest Expense, net	(18,794)	(17,056)	(57,887)	(50,976)
Other (Expense) Income	(439)	3,117	4,730	6,760
Income Before Income Taxes	11,754	17,462	74,277	76,855
Income Tax Benefit (Expense)	18,437	(1,815)	9,240	(8,965)
Net Income	$30,191	$15,647	$83,517	$67,890
Average Common Shares Outstanding	39,141	38,459	39,046	37,983
Basic Earnings per Average Common Share	0.77	$0.41	$2.14	$1.79
Diluted Earnings per Average Common Share	0.77	$0.40	$2.13	$1.78
Dividends Declared per Common Share	0.40	$0.38	$1.20	$1.14

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	30,191	15,647	$83,517	$67,890
Other comprehensive (loss) income, net of tax:
Foreign currency translation	134	(54)	155	81
Cash flow hedges:
Unrealized loss on cash flow hedging derivatives	(1,011)	—	(1,011)	—
Reclassification of net gains on derivative instruments	(183)	(183)	(549)	(549)

Total Other Comprehensive Loss	(1,060)	(237)	(1,405)	(468)
Comprehensive Income	29,131	15,410	$82,112	$67,422

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$83,517	$67,890
Items not affecting cash:
Depreciation and depletion	91,139	84,685
Amortization of debt issue costs, discount and deferred hedge gain	4,856	290
Amortization of restricted stock	2,238	1,826
Equity portion of allowance for funds used during construction	(4,393)	(3,572)
Gain on disposition of assets	(347)	(761)
Deferred income taxes	29,537	41,159
Changes in current assets and liabilities:
Restricted cash	(10,286)	(1,536)
Accounts receivable	55,388	14,500
Inventories	(7,357)	(8,462)
Other current assets	5,086	(1,983)
Accounts payable	(30,298)	(19,512)
Accrued expenses	26,257	22,358
Regulatory assets	(8,448)	9,384
Regulatory liabilities	6,207	(8,209)
Other noncurrent assets	(34,650)	(32,298)
Other noncurrent liabilities	(3,480)	5,579
Cash provided by operating activities	204,966	171,338
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(186,085)	(153,951)
Change in restricted cash	(21,180)	—
Investment in New Market Tax Credit program	(18,169)	—
Asset acquisitions	1,367	—
Proceeds from sale of assets	390	3,887
Cash used in investing activities	(223,677)	(150,064)
FINANCING ACTIVITIES:
Treasury stock activity	(881)	(1,107)
Proceeds from issuance of common stock, net	13,320	44,102
Dividends on common stock	(46,426)	(43,103)
Issuance of long-term debt	25,789	—
Repayments on long-term debt	(80)	(113)
Issuance (Repayments) of short-term borrowings, net	28,995	(19,954)
Financing costs	(832)	—
Cash provided by (used in) financing activities	19,885	(20,175)
Increase in Cash and Cash Equivalents	1,174	1,099
Cash and Cash Equivalents, beginning of period	16,557	9,822
Cash and Cash Equivalents, end of period	$17,731	$10,921
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$28	$47
Interest	44,170	40,873
Significant non-cash transactions:
Capital expenditures included in accounts payable and accrued expenses	7,989	11,245

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

(in thousands, except per share data)

	Number of Common Shares	Number of Treasury Shares	Common Stock	Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2012	40,792	3,571	$408	$849,218	$(90,702)	$172,791	$2,317	$934,032

Net income	0	0	$—	$—	$—	$67,890	$—	$67,890
Foreign currency translation adjustment	0	0	$—	$—	$—	$—	$81	$81
Reclassification of net gains on derivative instruments from OCI to net income, net of tax	0	0	$—	$—	$—	$—	$(549)	$(549)
Stock based compensation	165	32	$—	$2,809	$(1,294)	$—	$—	$1,515
Issuance of shares	1,103	(6)	$13	$44,215	$187	$—	$—	$44,415
Dividends on common stock ($1.14 per share)	0	0	$—	$—	$—	$(43,102)	$—	$(43,102)
Balance at September 30, 2013	42,060	3,597	$421	$896,242	$(91,809)	$197,579	$1,849	$1,004,282

Balance at December 31, 2013	42,340	3,595	$423	$910,184	$(91,744)	$209,091	$2,716	$1,030,670

Net income	0	0	$—	$—	$—	$83,517	$—	$83,517
Foreign currency translation adjustment	0	0	$—	$—	$—	$—	$155	$155
Reclassification of net gains on derivative instruments from OCI to net income, net of tax	0	0	$—	$—	$—	$—	$(549)	$(549)
Unrealized loss on cash flow hedging derivatives, net of tax	0	0	$—	$—	$—	$—	$(1,011)	$(1,011)
Stock based compensation	118	0	$—	$2,727	$(922)	$—	$—	$1,805
Issuance of shares	296	15	$5	$13,479	$41	$—	$—	$13,525
Dividends on common stock ($1.20 per share)	0	0	$—	$—	$—	$(46,426)	$—	$(46,426)
Balance at September 30, 2014	42,754	3,610	$428	$926,390	$(92,625)	$246,182	$1,311	$1,081,686

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to September 30, 2014, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain Qualifying Facility (QF) plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 Megawatt (MW) coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per Megawatt Hour (MWH) (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $268.9 million through 2024.

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

Accounting Standards Adopted

There have been no new accounting pronouncements or changes in accounting pronouncements adopted during the nine months ended September 30, 2014 that are of significance, or potential significance, to us.

(3) Hydro Transaction

On September 26, 2013, we entered into an agreement with PPL Montana, LLC (PPL Montana), a wholly owned subsidiary of PPL Corporation, to purchase PPL Montana's hydro-electric generating facilities and associated assets located in Montana, which includes approximately 633 megawatts of hydro-electric generation capacity and one storage reservoir, for a purchase price of $900 million (Hydro Transaction). The purchase price will be subject to adjustment for proration of operating expenses, performance of planned capital expenditures, and termination of certain power purchase agreements.

The addition of hydro-electric generation is intended to provide long-term supply diversity to our portfolio and reduce risks associated with variable fuel prices. We expect the Hydro Transaction to allow us to reduce our reliance on third party power purchase agreements and spot market purchases, more closely matching our electric generation resources with forecasted customer demand. With reduced amounts of purchased power, we believe we will be less exposed to market volatility and will be better positioned to control the cost of supplying electricity to our customers. Assuming the Hydro Transaction is completed, and ownership of the Kerr Project is transferred as discussed below, we will own generation facilities that provide approximately 60% of our average electric load serving requirements in Montana.

Regulatory Approvals - Completion of the Hydro Transaction is subject to customary conditions and approvals, including approval from the Montana Public Service Commission (MPSC). In December 2013, we submitted a filing with the MPSC requesting approval of the Hydro Transaction, to include the hydro assets in rate base, and to issue the securities necessary to complete the purchase. On September 26, 2014, the MPSC issued a final order (MPSC Order) approving the application, subject to certain conditions, including the following:

•	Inclusion of $870 million of the $900 million purchase price for the hydro assets in our Montana jurisdictional rate base with a 50-year life;

•
Return on equity of 9.8%, a cost of debt of 4.25%, and a capital structure of 52% debt and 48% equity, resulting in an associated first year annual retail revenue requirement of approximately $117 million;

•	Authorized issuance in aggregate of $900 million of securities necessary to complete the purchase, with the debt portion of the financing to have a term of 30 years and not to exceed 4.25%;

•
A final compliance filing in December 2015 to reflect post-closing adjustments, the conveyance of the Kerr Project as discussed below and the actual property tax expense for the Hydroelectric facilities; and

•	Tracking of revenue credits on a portfolio basis through our electricity supply cost tracker.

Following receipt of the MPSC Order, in September 2014, we requested the final necessary approval from the Federal Energy Regulatory Commission (FERC), which is authority to issue securities in connection with the Hydro Transaction. If the FERC's decision is consistent with our request, we anticipate closing of the Hydro Transaction to occur before the end of 2014. We have obtained approval from other appropriate state and federal agencies and as required by the Hart-Scott-Rodino Antitrust Improvements Act. Either we or PPL Montana may terminate the agreement if the closing does not occur by March 26, 2015.

Financing - The permanent financing for the Hydro Transaction is anticipated to be a combination of up to $450 million of long-term debt, up to $400 million of equity and up to $50 million of cash flows from operations. In September 2014, we entered into forward starting interest rate swaps to effectively fix the benchmark interest rate associated with the anticipated $450 million debt issuance at a rate we anticipate will meet the conditions in the MPSC Order.

The Hydro Transaction is supported by a fully committed $900 million 364-day senior bridge credit facility, which expires on March 26, 2015, if unused. The bridge facility is meant to be a short-term backup source of financing in case capital markets are not accessible at the time of closing of the Hydro Transaction. If the permanent financing is not in place at the time of closing, the bridge facility may be used temporarily in a single draw to finance the Hydro Transaction and pay related fees and expenses pending completion of the permanent financing. Any advance under the bridge facility is subject to certain conditions including regulatory approval of the Hydro Transaction, and would be due and payable within one year of borrowing.

Kerr Project - The Hydro Transaction includes the Kerr Project, a 194 megawatt hydro-electric generating facility that we expect will be transferred to the Confederated Salish and Kootenai Tribes of the Flathead Reservation (CSKT) in September 2015, in accordance with its FERC license, which gives the CSKT the right to acquire the project between September 2015 and September 2025. The CSKT have formally provided notice of their intent to acquire the Kerr Project and designated September

5, 2015, as the date for conveyance to occur. PPL Montana and the CSKT previously conducted an arbitration over the conveyance price of the Kerr Project. In March 2014, an arbitration panel set an estimated conveyance price of approximately $18.3 million. Under our agreement with PPL Montana, the $900 million purchase price for the Hydro Transaction includes a $30 million reference price for the Kerr Project. If the CSKT complete the acquisition and pay $18.3 million for the Kerr Project, PPL Montana will pay the difference of $11.7 million to us. If the Hydro Transaction is completed, we expect to sell any excess generation from the Kerr Project in the market and provide revenue credits to our Montana retail customers until the CSKT exercises their right to acquire the Kerr Project. The MPSC Order provides that customers will have no financial risk related to our temporary ownership of the Kerr Project, with a compliance filing required upon completion of the transfer to CSKT.

During the nine months ended September 30, 2014, we incurred approximately $2.3 million of legal and professional fees associated with the Hydro Transaction, which are included in operating, general and administrative expense, and approximately $5.6 million of expenses related to the bridge credit facility included in interest expense.

(4) Regulatory Matters

Hydro Transaction

See Note 3 - Hydro Transaction.

Dave Gates Generating Station at Mill Creek (DGGS)

FERC Filing - In April 2014, the FERC issued an order affirming a FERC Administrative Law Judge's (ALJ) initial decision in September 2012, regarding cost allocation at DGGS between retail and wholesale customers. This decision concluded we should allocate only a fraction of the costs we believe, based on facts and the law, should be allocated to FERC jurisdictional customers. We have been recognizing revenue consistent with the ALJ's initial decision. As of September 30, 2014, we have cumulative deferred revenue of approximately $27.3 million, which is subject to refund and recorded within current regulatory liabilities in the Condensed Consolidated Balance Sheets. The order included a requirement to issue customer refunds (included in deferred revenue) within 30 days.

In May 2014, we filed a request for rehearing, which remains pending. In our request for rehearing, we have argued that no refunds are due even if the cost allocation method is modified prospectively. The timing for FERC to act on our rehearing petition is uncertain, but could occur during the fourth quarter of 2014. Customer refunds, if any, will not be due until 30 days after a FERC order on rehearing. If unsuccessful on rehearing, we may appeal to a United States Circuit Court of Appeals. The time line for any such appeal could, depending on when the FERC issues a rehearing order, extend into 2016 or beyond.

The FERC order was assessed as a triggering event as to whether an impairment charge should be recorded with respect to DGGS. We continue to evaluate options to use DGGS in combination with other generation resources, including the pending Hydro Transaction, to ensure cost recovery. Any alternative use of DGGS would be subject to regulatory approval and we cannot provide assurance of such approval. We do not believe an impairment loss is probable at this time; however, we will continue to evaluate recovery of this asset in the future as facts and circumstances change.

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

In May 2014, we filed our annual natural gas supply tracker filing for the 2013/2014 tracker period. During June 2014, the MPSC approved this filing on an interim basis and consolidated it with our pending natural gas filing for the 2012/2013 tracker period. Discovery is currently in process and a hearing is scheduled for January 2015.

In May 2014, we filed our annual electric supply tracker filing for the 2013/2014 tracker period. The MPSC approved this filing on an interim basis and consolidated it with our pending electric supply filing for the 2012/2013 tracker period. Our 2014 electric tracker filing includes market purchases made between July 2013 and January 2014 for replacement power during an outage at Colstrip Unit 4. Inclusion of these costs in the tracker filing is consistent with the treatment of replacement power during previous outages. During a June 2014 MPSC work session, approximately $11 million of these incremental market purchases related to the Colstrip Unit 4 outage were identified by the MPSC for additional prudency review. In July 2014, the Montana Environmental Information Center and Sierra Club filed a petition to intervene in the consolidated 2013 and 2014 tracker dockets to challenge our recovery of costs associated with Colstrip Unit 4, particularly the costs incurred as a result of the outage, as imprudent. A procedural schedule has not yet been established for the consolidated electric supply tracker docket.

Demand-side management (DSM) lowers our sales to customers. In 2005, the MPSC created a Lost Revenue Adjustment Mechanism (LRAM) by which we collect revenue that we would have collected without any DSM. In an order issued in October 2013, which was related to our 2012 electric supply tracker, the MPSC required us to lower our LRAM revenue recovery and imposed a new burden of proof on us for future LRAM recovery. We appealed the October 2013 order to Montana District Court. The appeal is pending. The District Court approved a partial settlement of our appeal, in which the MPSC agreed to remove from the October 2013 order the sentence that imposed the new burden and to initiate a separate docket to review lost revenue policy issues. The MPSC initiated the new proceeding in June 2014, but has not issued a procedural order.

Based on the MPSC's October 2013 order, we expect to be able to collect at least $7.1 million of DSM lost revenues for each annual tracker period; however, since the 2012/2013 annual tracker filing is still subject to final approval, the MPSC may ultimately require us to refund a portion of the DSM lost revenues we have recognized since July 2012.

Natural Gas Production Assets

In 2012 and 2013, we purchased natural gas production interests in northern Montana's Bear Paw Basin (Bear Paw). We are collecting the cost of service for natural gas produced from these assets, including a return on our investment, through our natural gas supply tracker on an interim basis. As a result, we do not expect to file an application with the MPSC to place these assets in natural gas rate base until our next natural gas rate case. We are recognizing Bear Paw related revenue based on the precedent established by the MPSC's approval of Battle Creek in the fourth quarter of 2012. Since acquisition, we have recognized approximately $22.8 million of revenue that is subject to refund.

(5) Income Taxes

The following table summarizes the significant differences in income tax (benefit) expense based on the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended September 30,
	2014		2013
Income Before Income Taxes	$11,754		$17,462

Income tax calculated at 35% federal statutory rate	4,114	35.0%	6,112	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(108)	(0.9)	(671)	(4.0)
Release of unrecognized tax benefit	(12,607)	(107.3)	—	—
Prior year permanent return to accrual adjustments	(5,172)	(44.0)	—	—
Flow-through repairs deductions	(3,413)	(29.0)	(3,085)	(17.7)
Plant and depreciation of flow through items	(685)	(5.8)	—	—
Production tax credits	(300)	(2.6)	(482)	(2.9)
Other, net	(266)	(2.3)	(59)	—
	(22,551)	(191.9)	(4,297)	(24.6)

Income tax (benefit) expense	$(18,437)	(156.9)%	$1,815	10.4%

	Nine Months Ended September 30,
	2014		2013
Income Before Income Taxes	$74,277		$76,855

Income tax calculated at 35% federal statutory rate	25,997	35.0%	26,899	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	257	0.3	(2,615)	(3.4)
Flow-through repairs deductions	(14,885)	(20.0)	(12,897)	(16.8)
Release of unrecognized tax benefit	(12,607)	(17.0)	—	—
Prior year permanent return to accrual adjustments	(5,172)	(7.0)	541	0.7
Production tax credits	(2,054)	(2.8)	(2,152)	(2.8)
Plant and depreciation of flow through items	(182)	(0.2)	49	—
Other, net	(594)	(0.7)	(860)	(1.0)
	(35,237)	(47.4)	(17,934)	(23.3)

Income tax (benefit) expense	$(9,240)	(12.4)%	$8,965	11.7%

We compute income tax expense for each quarter based on the estimated annual effective tax rate for the year, adjusted for certain discrete items. Our effective tax rate typically differs from the federal statutory tax rate of 35% due to the regulatory impact of flowing through the federal and state tax benefit of repairs deductions, state tax benefit of bonus depreciation deductions and production tax credits. The regulatory accounting treatment of these deductions requires immediate income recognition for temporary tax differences of this type, which is referred to as the flow-through method. When the flow-through method of accounting for temporary differences is reflected in regulated revenues, we record deferred income taxes and establish related regulatory assets and liabilities.

The income tax benefit for 2014 reflects the release of approximately $12.6 million of unrecognized tax benefits, including approximately $0.4 million of accrued interest and penalties due to the lapse of statutes of limitation in the third quarter of 2014.

In September 2013, the Internal Revenue Service (IRS) issued final tangible property regulations, which included guidance on a safe harbor method for determining the tax treatment of repair costs related to electric transmission and distribution property. The regulations were effective January 1, 2014. During the third quarter of 2014, we elected the safe harbor method and recorded an income tax benefit of approximately $4.3 million for the cumulative adjustment for years prior to 2014, which is included in the prior year permanent return to accrual adjustment in the table above.

Uncertain Tax Positions

After the releases discussed above, we have unrecognized tax benefits of approximately $96.0 million as of September 30, 2014, including approximately $66.2 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As discussed above, during the nine months ended September 30, 2014, we released $0.4 million of accrued interest in the Condensed Consolidated Statements of Income. As of September 30, 2014 we do not have any amounts accrued for the payment of interest and penalties. As of December 31, 2013, we had $0.4 million of interest accrued in the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2013, we did not recognize expense for interest or penalties and did not have any amounts accrued for the payment of interest and penalties.

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

There were no changes in our goodwill during the nine months ended September 30, 2014. Goodwill by segment is as follows for both September 30, 2014 and December 31, 2013 (in thousands):

Electric	$241,100
Natural gas	114,028
$355,128

(7) Comprehensive (Loss) Income

The following tables display the components of Other Comprehensive (Loss) Income (in thousands):

	September 30, 2014
	Three Months Ended			Nine Months Ended
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$134	$—	$134	$155	$—	$155
Reclassification of net gains on derivative instruments	(297)	114	$(183)	(891)	342	(549)
Unrealized loss on cash flow hedging derivatives	(1,644)	633	$(1,011)	(1,644)	633	(1,011)
Other comprehensive loss	$(1,807)	$747	$(1,060)	$(2,380)	$975	$(1,405)

	September 30, 2013
	Three Months Ended			Nine Months Ended
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$(54)	$—	$(54)	$81	$—	$81
Reclassification of net gains on derivative instruments	(297)	114	(183)	(891)	342	(549)
Other comprehensive loss	$(351)	$114	$(237)	$(810)	$342	$(468)

Balances by classification included within accumulated other comprehensive income (AOCI) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	September 30, 2014	December 31, 2013
Foreign currency translation	$687	$532
Derivative instruments designated as cash flow hedges	1,953	3,513
Pension and postretirement medical plans	(1,329)	(1,329)
Accumulated other comprehensive income	$1,311	$2,716

The following tables display the changes in AOCI by component, net of tax (in thousands):

		September 30, 2014
		Three Months Ended
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$3,147	$(1,329)	$553	$2,371
Other comprehensive income before reclassifications		(1,011)	—	134	(877)
Amounts reclassified from accumulated other comprehensive income	Interest Expense	(183)	—	—	(183)
Net current-period other comprehensive (loss) income		(1,194)	—	134	(1,060)
Ending balance		$1,953	$(1,329)	$687	$1,311

		September 30, 2013
		Three Months Ended
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$3,877	$(2,292)	$501	$2,086
Other comprehensive income before reclassifications		—	—	(54)	(54)
Amounts reclassified from accumulated other comprehensive income	Interest Expense	(183)	—	—	(183)
Net current-period other comprehensive loss		(183)	—	(54)	(237)
Ending balance		$3,694	$(2,292)	$447	$1,849

		September 30, 2014
		Nine Months Ended
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$3,513	$(1,329)	$532	$2,716
Other comprehensive income before reclassifications		(1,011)	—	155	(856)
Amounts reclassified from accumulated other comprehensive income	Interest Expense	(549)	—	—	(549)
Net current-period other comprehensive (loss) income		(1,560)	—	155	(1,405)
Ending balance		$1,953	$(1,329)	$687	$1,311

		September 30, 2013
		Nine Months Ended
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$4,243	$(2,292)	$366	$2,317
Other comprehensive income before reclassifications		—	—	81	81
Amounts reclassified from accumulated other comprehensive income	Interest Expense	(549)	—	—	(549)
Net current-period other comprehensive (loss) income		(549)	—	81	(468)
Ending balance		$3,694	$(2,292)	$447	$1,849

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

Normal Purchases and Normal Sales

We have applied the normal purchase and normal sale scope exception (NPNS) to our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Financial Statements at September 30, 2014 and December 31, 2013. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

Credit Risk

Credit risk is the potential loss resulting from counterparty non-performance under an agreement. We manage credit risk with policies and procedures for, among other things, counterparty analysis and exposure measurement, monitoring and mitigation. We limit credit risk in our commodity and interest rate derivatives activities by assessing the creditworthiness of potential counterparties before entering into transactions with them and continuing to evaluate their creditworthiness on an ongoing basis.

We are exposed to credit risk through buying and selling electricity and natural gas to serve customers. We may request collateral or other security from our counterparties based on the assessment of creditworthiness and expected credit exposure. It is possible that volatility in commodity prices could cause us to have material credit risk exposures with one or more counterparties. We enter into commodity master enabling agreements with our counterparties to mitigate credit exposure, as these agreements reduce the risk of default by allowing us or our counterparty the ability to make net payments. The agreements generally are: (1) Western Systems Power Pool agreements – standardized power purchase and sales contracts in the electric industry; (2) International Swaps and Derivatives Association agreements – standardized financial gas and electric contracts; (3) North American Energy Standards Board agreements – standardized physical gas contracts; and (4) Edison Electric Institute Master Purchase and Sale Agreements – standardized power sales contracts in the electric industry.

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

Interest Rate Swaps Designated as Cash Flow Hedges

In the third quarter of 2014, we entered into two forward starting swaps of $225 million each at 3.217% and 3.227% to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the anticipated debt issuance of $450 million associated with the Hydro Transaction. At September 30, 2014, we had net unrealized pre-tax losses of $1.6 million recorded in other current liabilities and AOCI based on the market value of our interest rate swaps. These hedging instruments are assessed on a quarterly basis to determine if they are effective in offsetting the interest rate risk associated with the forecasted transaction and as of September 30, 2014, we had no hedge ineffectiveness on these swaps.

These forward starting interest rate swaps were designated as cash flow hedges at the time the agreements were executed. Accordingly, unrealized gains and losses associated the forward starting interest rate swaps are being recorded as a component of AOCI. When the forward starting interest rate swaps settle, the realized gain or loss will be recorded as a component of AOCI and recognized as a component of interest expense over the life of the related financing arrangement. Hedge ineffectiveness to the extent incurred will be reported as a component of interest expense.

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

	Location of gain reclassified from AOCI to Income	Nine Months Ended September 30, 2014 and 2013

Amount of gain reclassified from AOCI	Interest Expense	$891

Approximately $4.8 million of the pre-tax gain on these cash flow hedges is remaining in AOCI as of September 30, 2014, and we expect to reclassify approximately $1.2 million from AOCI into interest expense during the next twelve months.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
September 30, 2014
Restricted cash	$17,018	$—	$—	$—	$17,018
Rabbi trust investments	19,819	—	—	—	19,819
Interest rate derivative liability	—	(1,644)	—	—	(1,644)
Total	$36,837	$(1,644)	$—	$—	$35,193

December 31, 2013
Restricted cash	$6,650	$—	$—	$—	$6,650
Rabbi trust investments	16,477	—	—	—	16,477
Total	$23,127	$—	$—	$—	$23,127

Restricted cash represents amounts held in money market mutual funds. Rabbi trust investments represent assets held for non-qualified deferred compensation plans, which consist of our common stock and actively traded mutual funds with quoted prices in active markets. Fair value for the interest rate derivatives was determined based on models using quoted three-month rates.

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,182,092	$1,309,855	$1,155,097	$1,237,151

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

During 2014 we entered into a New Market Tax Credit (NMTC) financing agreement, pursuant to Section 45D of the Internal Revenue Code of 1986 as amended, to take advantage of a tax credit program related to the development and construction of a new office building in Butte, Montana. This financing agreement was structured with unrelated third party financial institutions (the Investor) and their wholly-owned community development entities (CDEs) in connection with our participation in qualified transactions under the NMTC program. Upon closing of this transaction, we entered into two loans totaling $27.0 million payable to the CDEs sponsoring the project, and provided an $18.2 million investment to the Investor. The loans have a term of thirty years with an interest rate of approximately 1.146%. In exchange for substantially all of the benefits derived from the tax credits, the Investor contributed approximately $8.8 million to the project. The NMTC is subject to recapture for a period of seven years. If the expected tax benefits are delivered without risk of recapture to the Investor and our performance obligation is relieved, we expect $7.9 million of the loan to be forgiven in July 2021. If we do not meet the conditions for loan forgiveness, we would be required to repay $27.0 million and would concurrently receive the return of our $18.2 million investment. As we are the primary beneficiary of the entities created in relation to the NMTC transaction, they have been consolidated as variable interest entities. The loans of $27.0 million are recorded in long-term debt and the investment of $18.2 million is recorded in other assets in the Condensed Consolidated Balance Sheets.

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

Three Months Ended
September 30, 2014	Electric	Gas	Other	Eliminations	Total
Operating revenues	$212,430	$39,482	$—	$—	$251,912
Cost of sales	84,720	9,872	—	—	94,592
Gross margin	127,710	29,610	—	—	157,320
Operating, general and administrative	48,528	21,005	(1,425)	—	68,108
Property and other taxes	20,413	7,357	3	—	27,773
Depreciation and depletion	23,174	7,270	8	—	30,452
Operating income (loss)	35,595	(6,022)	1,414	—	30,987
Interest expense	(14,025)	(2,627)	(2,142)	—	(18,794)
Other income (expense)	1,337	336	(2,112)	—	(439)
Income tax benefit	5,235	926	12,276	—	18,437
Net income (loss)	$28,142	$(7,387)	$9,436	$—	$30,191
Total assets	$2,694,883	$1,170,843	$8,572	$—	$3,874,298
Capital expenditures	$62,054	$12,011	$—	$—	$74,065

Three Months Ended
September 30, 2013	Electric	Gas	Other	Eliminations	Total
Operating revenues	$227,103	$34,772	$373	$—	$262,248
Cost of sales	95,264	9,034	—	—	104,298
Gross margin	131,839	25,738	373	—	157,950
Operating, general and administrative	49,155	18,521	4,864	—	72,540
Property and other taxes	19,381	6,572	3	—	25,956
Depreciation and depletion	22,150	5,895	8	—	28,053
Operating income (loss)	41,153	(5,250)	(4,502)	—	31,401
Interest expense	(14,302)	(2,560)	(194)	—	(17,056)
Other income	2,213	878	26	—	3,117
Income tax (expense) benefit	(8,412)	3,520	3,077	—	(1,815)
Net income (loss)	$20,652	$(3,412)	$(1,593)	$—	$15,647
Total assets	$2,542,068	$1,082,294	$9,288	$—	$3,633,650
Capital expenditures	$55,579	$9,823	$—	$—	$65,402

Nine Months Ended
September 30, 2014	Electric	Gas	Other	Eliminations	Total
Operating revenues	$652,951	$238,965	$—	$—	$891,916
Cost of sales	273,754	100,740	—	—	374,494
Gross margin	379,197	138,225	—	—	517,422
Operating, general and administrative	144,933	66,254	3,370	—	214,557
Property and other taxes	61,322	22,961	9	—	84,292
Depreciation and depletion	69,398	21,716	25	—	91,139
Operating income (loss)	103,544	27,294	(3,404)	—	127,434
Interest expense	(43,663)	(7,979)	(6,245)	—	(57,887)
Other income	3,204	876	650	—	4,730
Income tax (expense) benefit	(575)	(3,334)	13,149	—	9,240
Net income	$62,510	$16,857	$4,150	$—	$83,517
Total assets	$2,694,883	$1,170,843	$8,572	$—	$3,874,298
Capital expenditures	$161,718	$24,367	$—	$—	$186,085

Nine Months Ended
September 30, 2013	Electric	Gas	Other	Eliminations	Total
Operating revenues	$637,667	$196,652	$1,110	$—	$835,429
Cost of sales	260,879	82,528	—	—	343,407
Gross margin	376,788	114,124	1,110	—	492,022
Operating, general and administrative	142,594	56,899	9,248	—	208,741
Property and other taxes	57,549	19,968	8	—	77,525
Depreciation and depletion	67,454	17,206	25	—	84,685
Operating income (loss)	109,191	20,051	(8,171)	—	121,071
Interest expense	(42,840)	(7,553)	(583)	—	(50,976)
Other income	4,926	1,753	81	—	6,760
Income tax (expense) benefit	(12,792)	(153)	3,980	—	(8,965)
Net income (loss)	$58,485	$14,098	$(4,693)	$—	$67,890
Total assets	$2,542,068	$1,082,294	$9,288	$—	$3,633,650
Capital expenditures	$130,585	$23,366	$—	$—	$153,951

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

Average shares used in computing the basic and diluted earnings per share are as follows:

	Three Months Ended
	September 30, 2014	September 30, 2013
Basic computation	39,141,148	38,459,484
Dilutive effect of
Restricted stock and performance share awards (1)	139,655	186,192

Diluted computation	39,280,803	38,645,676

	Nine Months Ended
	September 30, 2014	September 30, 2013
Basic computation	39,045,790	37,982,673
Dilutive effect of
Restricted stock and performance share awards (1)	141,560	181,462

Diluted computation	39,187,350	38,164,135
_______________
(1)          Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

(13) Employee Benefit Plans

Net periodic benefit cost (income) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Components of Net Periodic Benefit Cost (Income)
Service cost	$2,708	$3,367	$116	$135
Interest cost	6,536	5,680	214	219
Expected return on plan assets	(7,377)	(8,123)	(245)	(254)
Amortization of prior service cost	62	62	(500)	(500)
Recognized actuarial loss	530	2,911	87	242
Net Periodic Benefit Cost (Income)	$2,459	$3,897	$(328)	$(158)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Components of Net Periodic Benefit Cost (Income)
Service cost	$8,123	$10,100	$349	$406
Interest cost	19,610	17,040	644	658
Expected return on plan assets	(22,130)	(24,369)	(736)	(764)
Amortization of prior service cost	185	185	(1,499)	(1,499)
Recognized actuarial loss	1,589	8,735	261	728
Net Periodic Benefit Cost (Income)	$7,377	$11,691	$(981)	$(471)

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

Our liability for environmental remediation obligations is estimated to range between $27.3 million to $35.0 million, primarily for manufactured gas plants discussed below. As of September 30, 2014, we have a reserve of approximately $28.7 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $22.2 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies and implementing remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources (DENR). Our current reserve for remediation costs at this site is approximately $11.4 million, and we estimate that approximately $8.3 million of this amount will be incurred during the next five years.

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

As directed by President Obama's Climate Action Plan, on June 2, 2014, the EPA proposed the Clean Power Plan (CPP) rule to control carbon dioxide emissions from existing fossil fuel fired electric generating units. The rule proposes the establishment of statewide reductions of GHG emissions for individual states based on the state's potential to shift generation to existing natural gas combined cycle plants, to develop new renewable energy, to achieve demand-side management savings, and to improve performance at existing coal-fired units. The comment period on the proposed rule has been extended to December 1, 2014. EPA intends to finalize those regulations and guidelines by June 1, 2015. Under the CPP proposed rule, States must submit individual plans for achieving GHG emission standards to EPA by June 30, 2016, although EPA is proposing a dual-phase submittal process for state plans that would allow for additional time to June 30, 2018 under certain circumstances. The initial performance period for compliance would commence in 2020, with full implementation by 2030.

On June 23, 2014, the U.S. Supreme Court struck down the EPA's Tailoring Rule, which limited the sources subject to GHG permitting requirements to the largest fossil-fueled power plants, indicating that EPA had exceeded its authority under the Clean Air Act by "rewriting unambiguous statutory terms." However, the decision affirmed EPA's ability to regulate GHG emissions from sources already subject to regulation under the PSD program, which includes most electric generating units.

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

Coal Combustion Residuals (CCRs) - In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs under the Resource Conservation and Recovery Act (RCRA). CCRs include fly ash, bottom ash and scrubber wastes. Under one approach, the EPA would regulate CCRs as special wastes subject to regulation under subtitle C, the hazardous waste provisions, of RCRA. This approach would have significant impacts on coal-fired plants, and would require plants to alter their ash management operations to comply with hazardous waste requirements from the generation of CCRs and associated waste waters through transportation and disposal. This could also have a negative impact on the beneficial use of CCRs and the current markets associated with such use. The second approach would regulate CCRs as a solid waste under Subtitle D of RCRA. This approach would only affect disposal, most significantly any wet disposal, of CCRs. In a

January 2014 consent decree in the case Appalachian Voices v. McCarthy, the EPA agreed to take final action with respect to the CCR regulations by December 19, 2014. In addition, legislation has been introduced in Congress to regulate coal ash. We cannot predict at this time the final requirements of any CCR regulations or legislation and what impact, if any, they would have on us, but the costs of complying with any such requirements could be significant.

Water Intakes and Discharges - Section 316(b) of the Federal Clean Water Act (CWA) requires that the location, design, construction and capacity of any cooling water intake structure reflect the “best technology available (BTA)” for minimizing environmental impacts. On May 19, 2014, the EPA issued a final rule applicable to facilities that withdraw at least 2 million gallons per day of cooling water from waters of the US and use at least 25 percent of the water exclusively for cooling purposes. The final rule gives seven options for meeting BTA, and provides a more flexible compliance approach than the proposed rule. In August 2014, EPA published the final rule establishing national requirements applicable to cooling water intake structures, which became effective October 14, 2014. Permits required for existing facilities will be developed by the individual states and additional capital and/or increased operating costs may be required to comply with future water permit requirements.

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

In December 2011, the EPA issued a final rule relating to Mercury and Air Toxics Standards (MATS). Among other things, the MATS set stringent emission limits for acid gases, mercury, and other hazardous air pollutants from new and existing electric generating units. Facilities that are subject to the MATS must come into compliance by April 2015, unless a one year extension is granted on a case-by-case basis. On April 15, 2014, the U.S. Court of Appeals for the D.C. Circuit upheld the MATS rule. The decision has been appealed by 23 states and industry groups to the Supreme Court, which has not yet decided whether to hear the case.

In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR) to reduce emissions from electric generating units that interfere with the ability of downwind states to achieve ambient air quality standards. Under CSAPR, significant reductions in emissions of nitrogen oxide (NOx) and sulfur dioxide (SO2) were to be required in certain states beginning in 2012. On April 29, 2014 the Supreme Court reversed and remanded the 2012 decision of the U.S. Court of Appeals for the D.C. Circuit that had vacated the CSAPR. EPA has filed a motion in the U.S. Court of Appeals for the D.C. Circuit to lift the stay and allow EPA to implement the CSAPR.

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

South Dakota. The South Dakota DENR determined that the Big Stone Plant, of which we have a 23.4% ownership, is subject to the BART requirements of the Regional Haze Rule. South Dakota DENR's State Implementation Plan (SIP) was approved by the EPA in May 2012. Under the SIP, the Big Stone plant must install and operate a new BART compliant air quality control system (AQCS) to reduce SO2, NOx and particulate emissions as expeditiously as practicable, but no later than five years after the EPA's approval of the SIP. The estimated total project cost for the AQCS at the Big Stone plant is approximately $384 million (our share is 23.4%) and it is expected to be operational during the second half of 2015. As of September 30, 2014, we have capitalized costs of approximately $64.4 million related to this project.

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

Iowa. The Neal #4 generating facility, of which we have an 8.7% ownership, installed a scrubber, a baghouse, and a selective non-catalytic reduction system to comply with national ambient air quality standards and the MATS. The project was substantially completed in 2013.

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

LEGAL PROCEEDINGS

Colstrip Litigation

On March 6, 2013, the Sierra Club and the MEIC (Plaintiffs) filed suit in the United States District Court for the District of Montana (Court) against the six individual owners of Colstrip, including us, as well as the operator or managing agent of the station (Defendants). On September 27, 2013, Plaintiffs filed an Amended Complaint for Injunctive and Declaratory Relief. The original complaint included 39 claims for relief based upon alleged violations of the Clean Air Act and the Montana State Implementation Plan. The Amended Complaint dropped claims associated with projects completed before 2001, the Title V claims and the opacity claims. The Amended Complaint alleged a total of 23 claims covering 64 projects.

In the Amended Complaint, Plaintiffs identified physical changes made at Colstrip between 2001 and 2012, that Plaintiffs allege (a) have increased emissions of SO2, NOx and particulate matter and (b) were “major modifications” subject to permitting requirements under the Clean Air Act. They also alleged violations of the requirements related to Part 70 Operating Permits.

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

The parties filed a joint notice (Notice) on April 21, 2014 that advised the Court of Plaintiffs’ intent to file a Second Amended Complaint which dropped claims relating to 52 projects, and added one additional project. At the joint request of the parties, the Court extended various deadlines previously set and set a bench trial date for the liability portion of the case for June 8, 2015.

On May 6, 2014, the Court held oral argument on Defendants' motion to dismiss and on Plaintiffs’ motion for summary judgment on the applicable legal standard. On May 22, 2014, the Magistrate issued findings and recommendations, which denied Plaintiffs’ motion for summary judgment and denied most of the Colstrip owners’ motion to dismiss, but dismissed seven of Plaintiffs’ “best available control technology” claims and dismissed two of Plaintiffs' claims for injunctive relief. The Plaintiffs filed an objection to the Magistrate's findings and recommendations with the U.S. Federal District Court Judge, and on August 13, 2014, the Court adopted the Magistrate's findings and conclusions.

On August 27, 2014, the Plaintiffs filed their Second Amended Complaint, which alleges a total of 13 claims covering eight projects and seeks injunctive and declaratory relief, civil penalties (including $100,000 of civil penalties to be used for beneficial environmental projects), and recovery of their attorney fees. Defendants filed their Answer to the Second Amended Complaint on September 26, 2014.

We intend to vigorously defend this lawsuit. Due to the preliminary nature of the lawsuit, at this time, we cannot predict an outcome, nor is it reasonably possible to estimate the amount or range of loss, if any, that would be associated with an adverse decision.

Billings Refinery Outage Claim

In August 2014, we received a demand letter from a refinery in Billings claiming damages in excess of $48.5 million allegedly resulting from an outage that occurred in January 2014. We have notified our insurance carrier of the claims and our policy has a $2 million retention. We intend to vigorously defend these claims. Due to the preliminary nature of the matter, at this time, we cannot predict an outcome, nor is it reasonably possible to estimate the amount or range of loss, if any, that would be associated with an adverse result.

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

SIGNIFICANT ITEMS

Significant items during the three months ended September 30, 2014 include:

•	Received MPSC approval of our application associated with the Hydro Transaction; and

•
Improvement in Net Income of approximately $14.6 million as compared with the same period in 2013, due primarily to the release of an unrecognized tax benefit and tax method change, resulting in an income tax benefit of $18.4 million in the third quarter of 2014.

Hydro Transaction

On September 26, 2013, we entered into an agreement with PPL Montana, a wholly owned subsidiary of PPL Corporation, to purchase PPL Montana's hydro-electric generating facilities and associated assets located in Montana, which includes approximately 633 megawatts of hydro-electric generation capacity and one storage reservoir, for a purchase price of $900 million. The purchase price will be subject to adjustment for proration of operating expenses, performance of planned capital expenditures, and termination of certain power purchase agreements.

The addition of hydro-electric generation is intended to provide long-term supply diversity to our portfolio and reduce risks associated with variable fuel prices. We expect the Hydro Transaction to allow us to reduce our reliance on third party power purchase agreements and spot market purchases, more closely matching our electric generation resources with forecasted customer demand. With reduced amounts of purchased power, we believe we will be less exposed to market volatility and will be better positioned to control the cost of supplying electricity to our customers. Assuming the Hydro Transaction is completed, and ownership of the Kerr Project is transferred as discussed below, we will own generation facilities that provide approximately 60% of our average electric load serving requirements in Montana.

In the first full year following the closing, we expect the Hydro Transaction would provide additional annual net income of approximately $38 - $40 million, with capital expenditures of approximately $10 million.

Regulatory Approvals - Completion of the Hydro Transaction is subject to customary conditions and approvals, including approval from the MPSC. In December 2013, we submitted a filing with the MPSC requesting approval of the Hydro Transaction, to include the hydro assets in rate base, and to issue the securities necessary to complete the purchase. On September 26, 2014, the MPSC issued a final order approving the application, subject to certain conditions, including the following:

•	Inclusion of $870 million of the $900 million purchase price for the hydro assets in our Montana jurisdictional rate base with a 50-year life;

•
Return on equity of 9.8%, a cost of debt of 4.25%, and a capital structure of 52% debt and 48% equity, resulting in an associated first year annual retail revenue requirement of approximately $117 million;

•	Authorized issuance in aggregate of $900 million of securities necessary to complete the purchase, with the debt portion of the financing to have a term of 30 years and not to exceed 4.25%;

•
A final compliance filing in December 2015 to reflect post-closing adjustments, the conveyance of the Kerr Project as discussed below and the actual property tax expense for the Hydroelectric facilities; and

•	Tracking of revenue credits on a portfolio basis through our electricity supply cost tracker.

Following receipt of the MPSC Order, in September 2014, we requested the final necessary approval from the FERC, which is authority to issue securities in connection with the Hydro Transaction. If the FERC's decision is consistent with our request, we anticipate closing of the Hydro Transaction to occur before the end of 2014. We have obtained approval from other appropriate state and federal agencies and as required by the Hart-Scott-Rodino Antitrust Improvements Act. Either we or PPL Montana may terminate the agreement if the closing does not occur by March 26, 2015.

Financing - The permanent financing for the Hydro Transaction is anticipated to be a combination of up to $450 million of long-term debt, up to $400 million of equity and up to $50 million of cash flows from operations. In September 2014, we entered into forward starting interest rate swaps to effectively fix the benchmark interest rate associated with the anticipated $450 million debt issuance at a rate we anticipate will meet the conditions in the MPSC Order.

The Hydro Transaction is supported by a fully committed $900 million 364-day senior bridge credit facility, which expires on March 26, 2015, if unused. The bridge facility is meant to be a short-term backup source of financing in case capital markets are not accessible at the time of closing of the Hydro Transaction. If the permanent financing is not in place at the time of closing, the bridge facility may be used temporarily in a single draw to finance the Hydro Transaction pending completion of the permanent financing. Any advance under the bridge facility is subject to certain conditions including regulatory approval of the Hydro Transaction, and would be due and payable within one year of borrowing.

Kerr Project - The Hydro Transaction includes the Kerr Project, a 194 megawatt hydro-electric generating facility that we expect will be transferred to the CSKT in September 2015, in accordance with its FERC license, which gives the CSKT the right to acquire the project between September 2015 and September 2025. The CSKT have formally provided notice of their intent to acquire the Kerr Project and designated September 5, 2015, as the date for conveyance to occur. PPL Montana and the CSKT previously conducted an arbitration over the conveyance price of the Kerr Project. In March 2014, an arbitration panel set an estimated conveyance price of approximately $18.3 million. Under our agreement with PPL Montana, the $900 million purchase price for the Hydro Transaction includes a $30 million reference price for the Kerr Project. If the CSKT complete the acquisition and pay $18.3 million for the Kerr Project, PPL Montana will pay the difference of $11.7 million to us. If the Hydro Transaction is completed, we expect to sell any excess generation from the Kerr Project in the market and provide revenue credits to our Montana retail customers until the CSKT exercises their right to acquire the Kerr Project. The MPSC Order provides that customer will have no financial risk related to our temporary ownership of the Kerr Project, with a compliance filing required upon completion of the transfer to CSKT.

During the nine months ended September 30, 2014, we incurred approximately $2.3 million of legal and professional fees associated with the Hydro Transaction, which are included in operating, general and administrative expense, and approximately $5.6 million of expenses related to the bridge credit facility included in interest expense.

Dave Gates Generating Station at Mill Creek (DGGS)

In April 2014, the FERC issued an order affirming a FERC Administrative Law Judge's (ALJ) initial decision in September 2012, regarding cost allocation at DGGS between retail and wholesale customers. This decision concluded we should allocate only a fraction of the costs we believe based on facts and the law, should be allocated to FERC jurisdictional customers. We have been recognizing revenue consistent with the ALJ's initial decision. As of September 30, 2014, we have cumulative deferred revenue of approximately $27.3 million, which is subject to refund and recorded within current regulatory liabilities in the Condensed Consolidated Balance Sheets. The order included a requirement to issue customer refunds (included in deferred revenue) within 30 days.

In May 2014, we filed a request for rehearing, which remains pending. In our request for rehearing, we have argued that no refunds are due even if the cost allocation method is modified prospectively. The timing for FERC to act on our rehearing petition is uncertain, but could occur during the fourth quarter of 2014. Customer refunds, if any, will not be due until 30 days after a FERC order on rehearing. If unsuccessful on rehearing, we may appeal to a United States Circuit Court of Appeals. The time line for any such appeal could, depending on when the FERC issues a rehearing order, extend into 2016 or beyond.

The FERC order was assessed as a triggering event as to whether an impairment charge should be recorded with respect to DGGS. We continue to evaluate options to use DGGS in combination with other generation resources including the pending Hydro Transaction, to ensure cost recovery. Any alternative use of DGGS would be subject to regulatory approval and we cannot provide assurance of such approval. We do not believe an impairment loss is probable at this time; however, we will continue to evaluate recovery of this asset in the future as facts and circumstances change.

Outage - During the third quarter and early fourth quarter of 2014, we experienced unscheduled outages at DGGS, due primarily to component failures within several of the gas generators and power turbines. DGGS has three electric generating units, with each unit comprised of two gas generators and two power turbines that drive an electric generator. As of October 20, 2014, one half of the plant was in service through a combination of the original equipment and loaned equipment from the turbine manufacturer, PW Power Systems. We are coordinating with PW Power Systems to complete repairs on three gas generators and two power turbines, which are expected to be complete by the first quarter of 2015. The power turbines are still under warranty. Although the plant is expected to remain in service throughout the repair period, the amount of available regulation service will vary as equipment is repaired and returned to service. We have continued to meet our regulation service requirement, and have not acquired replacement regulation service during this time. Assuming completion of repairs by the first quarter of 2015 and no further component failures, we currently believe we have sufficient availability to meet regulation needs and do not anticipate needing to acquire any regulation service from third parties. If we should need to acquire regulation service from third parties, there can be no assurance that the MPSC and/or FERC would allow us full recovery of such costs. In addition, if repairs are in excess of planned maintenance costs, we may not be able to recover these costs.

Natural Gas Production Assets

In 2012 and 2013, we purchased natural gas production interests in northern Montana's Bear Paw Basin. We are collecting the cost of service for natural gas produced from these assets, including a return on our investment, through our natural gas supply tracker on an interim basis. As a result, we do not expect to file an application with the MPSC to place these assets in natural gas rate base until our next natural gas rate case. We are recognizing Bear Paw related revenue based on the precedent established by the MPSC's approval of Battle Creek in the fourth quarter of 2012. Since acquisition, we have recognized approximately $22.8 million of revenue that is subject to refund.

South Dakota Electric General Rate Case

General rate cases are necessary to cover the cost of providing safe, reliable service, while contributing to earnings growth and achieving our financial objectives. We periodically evaluate the need for electric and natural gas rate changes in each state in which we provide service. Based on our evaluation, we expect to file an electric rate case in South Dakota during the fourth quarter of 2014. We have not filed an electric rate case in South Dakota since 1980. This filing will include capital expenditures related to improvements to our transmission and distribution delivery systems over time, the Aberdeen Generating Station, and additions to comply with additional emission reduction requirements at two of our jointly owned electric generating units that serve our South Dakota customers.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013

	Three Months Ended September 30,
	2014	2013	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$212.4	$227.1	$(14.7)	(6.5)%
Natural Gas	39.5	34.8	4.7	13.5
Other	—	0.4	(0.4)	(100.0)
	$251.9	$262.3	$(10.4)	(4.0)%

	Three Months Ended September 30,
	2014	2013	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$84.7	$95.3	$(10.6)	(11.1)%
Natural Gas	9.9	9.0	0.9	10.0
	$94.6	$104.3	$(9.7)	(9.3)%

	Three Months Ended September 30,
	2014	2013	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$127.7	$131.8	$(4.1)	(3.1)%
Natural Gas	29.6	25.8	3.8	14.7
Other	—	0.4	(0.4)	(100.0)
	$157.3	$158.0	$(0.7)	(0.4)%

Primary components of the change in gross margin include the following:

Gross Margin 2014 vs. 2013
(in millions)
DSM lost revenues	$(4.9)
Operating expenses recovered in trackers	(1.7)
Natural gas and electric retail volumes	(0.8)
Electric transmission capacity	3.5
Natural gas production	2.8
Other	0.4
Decrease in Consolidated Gross Margin	$(0.7)

Consolidated gross margin decreased $0.7 million primarily due to the following:

•
A decrease in DSM lost revenues recovered through our supply trackers related to efficiency measures implemented by customers. The three months ended September 30, 2013 included recognition of approximately $4.6 million in revenues related to prior periods (including $2.3 million related to calendar year 2012) that we had previously deferred pending approval of our electric tracker filing;

•	Lower revenue for operating expenses recovered through our supply trackers primarily related to efficiency measures implemented by customers; and

•	Lower retail volumes as a result of cooler summer weather.

These decreases were partly offset by:

•	Higher demand to transmit energy across our lines due primarily to interconnection with the Montana Alberta Transmission Line (MATL) that went into commercial operation late in 2013; and

•	An increase in natural gas production margin from the acquisition of gas production assets in December 2013, of which the revenues are subject to refund.

	Three Months Ended September 30,
	2014	2013	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$68.1	$72.5	$(4.4)	(6.1)%
Property and other taxes	27.8	26.0	1.8	6.9
Depreciation and depletion	30.5	28.1	2.4	8.5
	$126.4	$126.6	$(0.2)	(0.2)%

Consolidated operating, general and administrative expenses were $68.1 million for the three months ended September 30, 2014, as compared with $72.5 million for the three months ended September 30, 2013. Primary components of the change include the following:

Operating, General & Administrative Expenses
2014 vs. 2013
(in millions)
Non-employee directors deferred compensation	$(3.6)
Hydro Transaction costs	(2.2)
Operating expenses recovered in trackers	(1.7)
Bad debt expense	(0.6)
Natural gas production	2.6
Other	1.1
Decrease in Operating, General & Administrative Expenses	$(4.4)

The decrease in operating, general and administrative expenses of $4.4 million was primarily due to the following:

•
Non-employee directors deferred compensation decreased as compared to the prior year, primarily due to a decrease in our stock price during the three months ended September 30, 2014. Directors may defer their board fees into deferred shares held in a rabbi trust. If the market value of our stock goes down, deferred compensation expense decreases; however, we account for the deferred shares as trading securities and their change in value is also reflected in other income with no impact on net income;

•
Lower legal and professional fees associated with the Hydro Transaction. Hydro Transaction related legal and professional fees were $0.6 million for the three months ended September 30, 2014 as compared to $2.8 million for the same period in 2013. We expect to continue to incur Hydro Transaction related legal and professional fees during the remainder of 2014;

•	Lower operating expenses primarily related to customer efficiency programs, which are recovered through trackers and have no impact on operating income; and

•	Lower bad debt expense, due to improved collection of receivables from customers.

These decreases were partly offset by higher natural gas production costs due to the acquisition of the natural gas production assets discussed above.

Property and other taxes were $27.8 million for the three months ended September 30, 2014, as compared with $26.0 million in the same period of 2013. This increase was primarily due to plant additions and higher estimated property valuations in Montana. We estimate property taxes throughout each year and update to the actual expense when we receive our Montana property tax bills in November.

Depreciation and depletion expense was $30.5 million for the three months ended September 30, 2014, as compared with $28.1 million in the same period of 2013. This increase was primarily due to plant additions, including approximately $1.2 million related to natural gas production assets.

Consolidated operating income for the three months ended September 30, 2014 was $31.0 million, as compared with $31.4 million in the same period of 2013.

Consolidated interest expense for the three months ended September 30, 2014 was $18.8 million, as compared with $17.1 million in the same period of 2013. This increase includes $1.9 million of expenses associated with the bridge credit facility related to the Hydro Transaction and higher interest from the issuance in December 2013 of $100 million of long-term debt unrelated to the Hydro Transaction, partly offset by lower interest accrued on supply trackers and higher capitalization of AFUDC.

Consolidated other expense for the three months ended September 30, 2014, was $0.4 million, as compared with income of $3.1 million in the same period of 2013. This decrease was primarily due to a $3.6 million reduction in the value of deferred shares held in trust for non-employee directors deferred compensation (which, as discussed above, had a corresponding reduction to operating, general and administrative expenses) partially offset by higher capitalization of AFUDC.

Consolidated income tax benefit for the three months ended September 30, 2014 was $18.4 million, as compared with income tax expense of $1.8 million in the same period of 2013. Our effective tax rate was (156.9)% for the three months ended September 30, 2014 as compared with 10.4% for the three months ended September 30, 2013.

The following table summarizes the significant differences in income tax (benefit) expense based on the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended September 30,
	2014		2013
Income Before Income Taxes	$11.8		$17.5

Income tax calculated at 35% federal statutory rate	4.1	35.0%	6.1	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(0.1)	(0.9)	(0.7)	(4.0)
Release of unrecognized tax benefit	(12.6)	(107.3)	—	—
Prior year permanent return to accrual adjustments	(5.2)	(44.0)	—	—
Flow-through repairs deductions	(3.4)	(29.0)	(3.1)	(17.7)
Plant and depreciation of flow through items	(0.7)	(5.8)	—	—
Production tax credits	(0.3)	(2.6)	(0.5)	(2.9)
Other, net	(0.2)	(2.3)	—	—
	(22.5)	(191.9)	(4.3)	(24.6)

Income tax (benefit) expense	$(18.4)	(156.9)%	$1.8	10.4%

We compute income tax expense for each quarter based on the estimated annual effective tax rate for the year, adjusted for certain discrete items. Our effective tax rate typically differs from the federal statutory tax rate of 35% due to the regulatory impact of flowing through federal and state tax benefits of repairs deductions, state tax benefit of bonus depreciation deductions and production tax credits. The 2014 benefit also reflects the release of approximately $12.6 million of previously unrecognized tax benefits due to the lapse of statutes of limitation in the third quarter of 2014. In addition, in the third quarter of 2014, we elected the safe harbor method related to the deductibility of repair costs. This resulted in an income tax benefit of approximately $4.3 million for the cumulative adjustment for years prior to 2014, which is included in the prior year permanent return to accrual adjustments.

Consolidated net income for the three months ended September 30, 2014 was $30.2 million as compared with $15.6 million for the same period in 2013. This increase was primarily due to the income tax benefit in 2014 as discussed above, partly offset by lower operating income, higher interest expense, and lower other income.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

	Nine Months Ended September 30,
	2014	2013	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$653.0	$637.7	$15.3	2.4%
Natural Gas	239.0	196.7	42.3	21.5
Other	—	1.1	(1.1)	(100.0)
	$892.0	$835.5	$56.5	6.8%

	Nine Months Ended September 30,
	2014	2013	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$273.8	$260.9	$12.9	4.9%
Natural Gas	100.7	82.5	18.2	22.1
	$374.5	$343.4	$31.1	9.1%

	Nine Months Ended September 30,
	2014	2013	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$379.2	$376.8	$2.4	0.6%
Natural Gas	138.3	114.2	24.1	21.1
Other	—	1.1	(1.1)	(100.0)
	$517.5	$492.1	$25.4	5.2%

Primary components of the change in gross margin include the following:

Gross Margin 2014 vs. 2013
(in millions)
Natural gas production	$17.4
Natural gas and electric retail volumes	6.2
Montana natural gas rate increase	4.9
Electric transmission capacity	3.5
DSM lost revenues	(3.0)
Operating expenses recovered in trackers	(2.1)
Other	(1.5)
Increase in Consolidated Gross Margin	$25.4

Consolidated gross margin increased $25.4 million primarily due to the following:

•	An increase in natural gas production margin primarily due to the acquisition of gas production assets in December 2013, of which the revenues are subject to refund;

•	An increase in natural gas and electric retail volumes due primarily to colder winter weather and customer growth;

•	The full period effect of an increase in Montana natural gas delivery rates implemented in April 2013; and

•	Higher demand to transmit energy across our lines as discussed above.

These increases were partly offset by:

•	A decrease in DSM lost revenues recovered through our supply trackers as discussed in the quarterly results above; and

•	Lower revenue for operating expenses recovered through our supply trackers, primarily related to efficiency measures implemented by customers.

	Nine Months Ended September 30,
	2014	2013	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$214.6	$208.7	5.9	2.8%
Property and other taxes	84.3	77.5	6.8	8.8
Depreciation and depletion	91.1	84.7	6.4	7.6
	$390.0	$370.9	$19.1	5.1%

Consolidated operating, general and administrative expenses were $214.6 million for the nine months ended September 30, 2014, as compared with $208.7 million for the nine months ended September 30, 2013. Primary components of the change include the following:

Operating, General & Administrative Expenses
2014 vs. 2013
(in millions)
Natural gas production	$7.6
Bad debt expense	2.5
Non-employee directors deferred compensation	(2.2)
Operating expenses recovered in trackers	(2.1)
Hydro Transaction costs	(1.0)
Other	1.1
Increase in Operating, General & Administrative Expenses	$5.9

The increase in operating, general and administrative expenses of $5.9 million was primarily due to the following:

•	Higher natural gas production costs due to the acquisition of the natural gas production assets discussed above; and

•	Higher bad debt expense, due to a combination of higher revenues and slower collections of receivables from customers related to our customer information systems implementation.

These increases were partly offset by:

•	Non-employee directors deferred compensation decreased as compared to the prior year, due to a decrease in our stock price;

•	Lower operating expenses primarily related to customer efficiency programs, which are recovered through trackers and have no impact on operating income; and

•
Lower legal and professional fees associated with the Hydro Transaction. Hydro Transaction related legal and professional fees were $2.3 million for the nine months ended September 30, 2014 as compared to $3.3 million for the same period in 2013.

Property and other taxes were $84.3 million for the nine months ended September 30, 2014, as compared with $77.5 million in the same period of 2013. This increase was primarily due to plant additions and higher estimated property valuations in Montana.

Depreciation and depletion expense was $91.1 million for the nine months ended September 30, 2014, as compared with $84.7 million in the same period of 2013. This increase was primarily due to plant additions, including approximately $3.6 million related to natural gas production assets. These increases were offset in part by a reduction in depreciation rates of approximately $1.5 million as a result of new depreciation studies conducted by an independent consultant and implemented during the second quarter of 2013. These studies reflect longer asset lives on our electric and natural gas assets in Montana, and electric assets in South Dakota.

Consolidated operating income for the nine months ended September 30, 2014 was $127.4 million, as compared with $121.1 million in the same period of 2013. This increase was due to the increase in gross margin partly offset by higher operating expenses as discussed above.

Consolidated interest expense for the nine months ended September 30, 2014 was $57.9 million, as compared with $51.0 million in the same period of 2013. This increase includes $5.7 million of expenses associated with the bridge credit facility related to the Hydro Transaction and higher interest from the issuance in December 2013 of $100 million of long-term debt unrelated to the Hydro Transaction, partly offset by lower interest accrued on supply trackers and higher capitalization of AFUDC.

Consolidated other income for the nine months ended September 30, 2014, was $4.7 million, as compared with $6.8 million in the same period of 2013. This decrease was primarily due to a $2.2 million reduction in the value of deferred shares held in trust for non-employee directors deferred compensation.

Consolidated income tax benefit for the nine months ended September 30, 2014 was $9.2 million, as compared with income tax expense of $9.0 million in the same period of 2013. Our effective tax rate was (12.4)% for the nine months ended September 30, 2014 as compared with 11.7% for the nine months ended September 30, 2013.

The following table summarizes the significant differences in income tax (benefit) expense based on the differences between our effective tax rate and the federal statutory rate (in millions):

	Nine Months Ended September 30,
	2014		2013
Income Before Income Taxes	$74.3		$76.9

Income tax calculated at 35% federal statutory rate	26.0	35.0%	26.9	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	0.3	0.3	(2.6)	(3.4)
Flow-through repairs deductions	(14.9)	(20.0)	(12.9)	(16.8)
Release of unrecognized tax benefit	(12.6)	(17.0)	—	—
Prior year permanent return to accrual adjustments	(5.2)	(7.0)	0.5	0.7
Production tax credits	(2.1)	(2.8)	(2.2)	(2.8)
Plant and depreciation of flow through items	(0.2)	(0.2)	—	—
Other, net	(0.5)	(0.7)	(0.7)	(1.0)
	(35.2)	(47.4)	(17.9)	(23.3)

Income tax (benefit) expense	$(9.2)	(12.4)%	$9.0	11.7%

Our effective tax rate typically differs from the federal statutory tax rate of 35% due to the regulatory impact of flowing through federal and state tax benefits of repairs deductions, state tax benefit of bonus depreciation deductions and production tax credits. As discussed above, the income tax benefit during 2014 also reflects the release of unrecognized tax benefits and a change in tax accounting method.

Consolidated net income for the nine months ended September 30, 2014 was $83.5 million as compared with $67.9 million for the same period in 2013. This increase was primarily due to the higher operating income and 2014 tax benefit discussed above, partly offset by higher interest expense and lower other income.

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

•	Wholesale: Sales of electricity to electric cooperatives, municipalities and other electric utilities, the prices for which are based on prevailing market prices.

•	Other: Miscellaneous electric revenues.

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013

	Results
	2014	2013	Change	% Change
	(dollars in millions)
Retail revenues	$197.9	$201.5	$(3.6)	(1.8)%
Regulatory amortization	(2.3)	11.8	(14.1)	(119.5)
Total retail revenues	195.6	213.3	(17.7)	(8.3)
Transmission	14.7	11.2	3.5	31.3
Ancillary services	0.3	0.4	(0.1)	(25.0)
Wholesale	0.2	0.8	(0.6)	(75.0)
Other	1.6	1.4	0.2	14.3
Total Revenues	212.4	227.1	(14.7)	(6.5)
Total Cost of Sales	84.7	95.3	(10.6)	(11.1)
Gross Margin	$127.7	$131.8	$(4.1)	(3.1)%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2014	2013	2014	2013	2014	2013
	(in thousands)
Retail Electric
Montana	$59,545	$65,455	545	575	283,412	280,284
South Dakota	12,527	12,698	132	146	49,581	49,350
Residential	72,072	78,153	677	721	332,993	329,634
Montana	84,726	83,624	826	823	63,906	63,266
South Dakota	19,963	18,502	251	255	12,451	12,154
Commercial	104,689	102,126	1,077	1,078	76,357	75,420
Industrial	10,329	10,105	721	737	77	74
Other	10,805	11,131	86	91	8,031	7,813
Total Retail Electric	$197,895	$201,515	2,561	2,627	417,458	412,941
Total Wholesale Electric	$202	$845	12	39	—	—

	Degree Days			2014 as compared with:
Cooling Degree-Days	2014	2013	Historic Average	2013	Historic Average
Montana	324	393	265	18% colder	22% warmer
South Dakota	467	702	635	33% colder	26% colder

	Degree Days			2014 as compared with:
Heating Degree-Days	2014	2013	Historic Average	2013	Historic Average
Montana	330	231	355	43% colder	7% warmer
South Dakota	107	60	83	78% colder	29% colder

The following summarizes the components of the changes in electric gross margin for the three months ended September 30, 2014 and 2013:

Gross Margin 2014 vs. 2013
(in millions)
DSM lost revenues	$(4.9)
Operating expenses recovered in trackers	(1.7)
Retail volumes	(1.3)
Transmission capacity	3.5
Other	0.3
Decrease in Gross Margin	$(4.1)

This decrease in gross margin was primarily due to the following:

•	A decrease in DSM lost revenues recovered through our supply trackers related to efficiency measures implemented by customers, as discussed above;

•	Lower revenue for operating expenses recovered through our supply trackers, primarily related to efficiency measures implemented by customers; and

•	Lower retail volumes as a result of cooler summer weather, partly offset by customer growth.

These decreases were partly offset by higher demand to transmit energy across our lines due primarily to interconnection with the MATL line that went into commercial operation late in 2013. In addition, the decrease in regulatory amortization revenue is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on gross margin.

Retail volumes decreased primarily due to cooler summer weather, partly offset by customer growth. Wholesale volumes decreased as a result of lower utilization in 2014.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

	Results
	2014	2013	Change	% Change
	(dollars in millions)
Retail revenues	$583.7	$581.5	$2.2	0.4%
Regulatory amortization	21.6	11.9	9.7	81.5
Total retail revenues	605.3	593.4	11.9	2.0
Transmission	40.8	37.3	3.5	9.4
Ancillary services	1.2	1.1	0.1	9.1
Wholesale	1.2	2.0	(0.8)	(40.0)
Other	4.5	3.9	0.6	15.4
Total Revenues	653.0	637.7	15.3	2.4
Total Cost of Sales	273.8	260.9	12.9	4.9
Gross Margin	$379.2	$376.8	$2.4	0.6%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2014	2013	2014	2013	2014	2013
	(in thousands)
Retail Electric
Montana	$192,303	$198,375	1,773	1,751	282,836	280,113
South Dakota	39,049	37,150	453	447	49,548	49,250
Residential	231,352	235,525	2,226	2,198	332,384	329,363
Montana	242,274	238,482	2,410	2,356	63,658	63,120
South Dakota	56,343	52,009	738	722	12,322	12,168
Commercial	298,617	290,491	3,148	3,078	75,980	75,288
Industrial	30,612	31,089	2,116	2,194	75	74
Other	23,154	24,352	156	168	6,260	6,129
Total Retail Electric	$583,735	$581,457	7,646	7,638	414,699	410,854
Total Wholesale Electric	$1,219	$2,022	72	97	—	—

	Degree Days			2014 as compared with:
Cooling Degree-Days	2014	2013	Historic Average	2013	Historic Average
Montana	332	438	306	24% colder	8% warmer
South Dakota	544	752	698	28% colder	22% colder

	Degree Days			2014 as compared with:
Heating Degree-Days	2014	2013	Historic Average	2013	Historic Average
Montana	5,049	4,721	4,936	7% colder	2% colder
South Dakota	6,265	6,174	5,602	1% colder	12% colder

The following summarizes the components of the changes in electric gross margin for the nine months ended September 30, 2014 and 2013:

Gross Margin 2014 vs. 2013
(in millions)
Transmission capacity	$3.5
Retail volumes	3.4
DSM lost revenue	(3.0)
Operating expenses recovered in trackers	(2.1)
Other	0.6
Increase in Gross Margin	$2.4

This increase in gross margin was primarily due to the following:

•	Higher demand to transmit energy across our lines; and

•	An increase in retail volumes due primarily to colder winter weather and customer growth.

These increases were partly offset by:

•	A decrease in DSM lost revenues recovered through our supply trackers as discussed above; and

•	Lower revenue for operating expenses recovered through our supply trackers, primarily related to efficiency measures implemented by customers.

In addition, the increase in regulatory amortization revenue is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on gross margin.

Retail volumes increased primarily due to colder winter weather and customer growth. Wholesale volumes decreased as a result of lower utilization in 2014.

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

•	Wholesale: Primarily represents transportation and storage for others.

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013

	Results
	2014	2013	Change	% Change
	(dollars in millions)
Retail revenues	$25.4	$22.8	$2.6	11.4%
Regulatory amortization	4.0	3.2	0.8	25.0
Total retail revenues	29.4	26.0	3.4	13.1
Wholesale and other	10.1	8.8	1.3	14.8
Total Revenues	39.5	34.8	4.7	13.5
Total Cost of Sales	9.9	9.0	0.9	10.0
Gross Margin	$29.6	$25.8	$3.8	14.7%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2014	2013	2014	2013	2014	2013
	(in thousands)
Retail Gas
Montana	$11,057	$9,770	904	807	163,474	161,988
South Dakota	2,051	1,916	116	124	38,196	37,846
Nebraska	2,299	2,257	154	157	36,480	36,315
Residential	15,407	13,943	1,174	1,088	238,150	236,149
Montana	6,567	6,042	596	581	22,580	22,457
South Dakota	1,726	1,296	210	171	6,105	5,971
Nebraska	1,457	1,281	194	185	4,571	4,538
Commercial	9,750	8,619	1,000	937	33,256	32,966
Industrial	135	145	13	12	260	262
Other	102	94	10	10	153	156
Total Retail Gas	$25,394	$22,801	2,197	2,047	271,819	269,533

	Degree Days			2014 as compared with:
Heating Degree-Days	2014	2013	Historic Average	2013	Historic Average
Montana	330	231	355	43% colder	7% warmer
South Dakota	107	60	83	78% colder	29% colder
Nebraska	63	21	43	200% colder	47% colder

The following summarizes the components of the changes in natural gas gross margin for the three months ended September 30, 2014 and 2013:

Gross Margin 2014 vs. 2013
(in millions)
Natural gas production	$2.8
Retail volumes	0.5
Other	0.5
Increase in Gross Margin	$3.8

This increase in gross margin was primarily due to the acquisition of gas production assets in December 2013, of which the revenues are subject to refund, and an increase in retail volumes from cooler summer weather and customer growth. Average natural gas supply prices increased in 2014 resulting in higher retail revenues and cost of sales as compared with 2013, with no impact to gross margin.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

	Results
	2014	2013	Change	% Change
	(dollars in millions)
Retail revenues	$202.7	$173.5	$29.2	16.8%
Regulatory amortization	3.7	(6.3)	10.0	(158.7)
Total retail revenues	206.4	167.2	39.2	23.4
Wholesale and other	32.6	29.5	3.1	10.5
Total Revenues	239.0	196.7	42.3	21.5
Total Cost of Sales	100.7	82.5	18.2	22.1
Gross Margin	$138.3	$114.2	$24.1	21.1%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2014	2013	2014	2013	2014	2013
	(in thousands)
Retail Gas
Montana	$86,186	$72,171	8,460	8,014	163,662	162,362
South Dakota	22,820	20,227	2,553	2,354	38,490	38,146
Nebraska	19,528	18,774	2,116	2,012	36,787	36,656
Residential	128,534	111,172	13,129	12,380	238,939	237,164
Montana	44,869	37,338	4,840	4,252	22,707	22,613
South Dakota	16,670	13,498	2,322	2,119	6,138	6,028
Nebraska	10,862	10,016	1,580	1,496	4,619	4,596
Commercial	72,401	60,852	8,742	7,867	33,464	33,237
Industrial	920	776	96	88	262	264
Other	856	720	104	97	153	157
Total Retail Gas	$202,711	$173,520	22,071	20,432	272,818	270,822

	Degree Days			2014 as compared with:
Heating Degree-Days	2014	2013	Historic Average	2013	Historic Average
Montana	5,049	4,721	4,936	7% colder	2% colder
South Dakota	6,265	6,174	5,602	1% colder	12% colder
Nebraska	4,775	4,741	4,605	1% colder	4% colder

The following summarizes the components of the changes in natural gas gross margin for the nine months ended September 30, 2014 and 2013:

Gross Margin 2014 vs. 2013
(in millions)
Natural gas production	$17.4
Montana natural gas rate increase	4.9
Retail volumes	2.8
Other	(1.0)
Increase in Gross Margin	$24.1

This increase in gross margin was primarily due to the following:

•	An increase in natural gas production margin primarily due to the acquisition of gas production assets in December 2013, of which the revenues are subject to refund;

•	An increase in Montana natural gas delivery rates implemented in April 2013; and

•	An increase in retail volumes due primarily to colder weather and customer growth.

Average natural gas supply prices increased in 2014 resulting in higher retail revenues and cost of sales as compared with 2013, with no impact to gross margin.

LIQUIDITY AND CAPITAL RESOURCES

Short-term liquidity is provided by internal cash flows, the sale of commercial paper and use of our revolving credit facility. We utilize our short-term borrowings and/or revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. Short-term borrowings may also be used to temporarily fund utility capital requirements. As of September 30, 2014, our total net liquidity was approximately $147.8 million, including $17.7 million of cash and $130.1 million of revolving credit facility availability. In October 2014, we increased the size of our existing revolving credit facility to $340 million (from $300 million) pursuant to an accordion feature. Revolving credit facility availability was $186.0 million as of October 17, 2014.

The following table presents additional information about short term borrowings during the three months ended September 30, 2014 (in millions):

Amount outstanding at period end	$169.9
Daily average amount outstanding	$151.5
Maximum amount outstanding	$169.9

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

Hydro Transaction - During the fourth quarter of 2014, assuming receipt of reasonably satisfactory regulatory approvals related to the Hydro Transaction, we expect to issue up to $450 million of debt securities and up to $400 million of equity securities, as well as use up to $50 million cash, to fund the Hydro Transaction. In November 2013, in connection with the Hydro Transaction, we entered into a $900 million 364-day senior bridge credit facility (bridge facility), which expires on March 26, 2015, if unused. The bridge facility is meant to be a short-term backup source of financing in case capital markets are not accessible at the time of closing of the Hydro Transaction. If the permanent financing is not in place at the time of closing, the bridge facility may be used temporarily in a single draw to finance the Hydro Transaction pending completion of the permanent financing. Any advance under the bridge facility is subject to certain conditions including regulatory approval of the Hydro Transaction, and would be due and payable within one year of borrowing.

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

As of September 30, 2014, we are under collected on our natural gas and electric trackers by approximately $31.9 million, as compared with an under collection of $27.3 million as of December 31, 2013, and an under collection of $8.4 million as of September 30, 2013.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, and impact our trade credit availability. Fitch Ratings (Fitch), Moody’s and Standard and Poor’s Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of October 17, 2014, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A-	BBB+	F2	Positive Watch
Moody’s	A1	A3	Prime-2	Stable
S&P	A-	BBB	A-2	Stable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$83.5	$67.9
Non-cash adjustments to net income	123.0	123.6
Changes in working capital	36.5	6.5
Other	(38.1)	(26.7)
	204.9	171.3

Investing Activities
Property, plant and equipment additions	(186.1)	(153.9)
Change in restricted cash	(21.2)	—
Investment in New Market Tax Credit program	(18.2)	—
Asset acquisitions	1.4	—
Other	0.4	3.9
	(223.7)	(150.0)

Financing Activities
Proceeds from issuance of common stock, net	13.3	44.1
Issuances (Repayments) of long-term debt, net	25.7	(0.1)
Issuances (Repayments) of short-term borrowings, net	29.0	(20.0)
Dividends on common stock	(46.4)	(43.1)
Other	(1.7)	(1.1)
	19.9	(20.2)

Increase in Cash and Cash Equivalents	$1.1	$1.1
Cash and Cash Equivalents, beginning of period	$16.6	$9.8
Cash and Cash Equivalents, end of period	$17.7	$10.9

Cash Provided by Operating Activities

As of September 30, 2014, cash and cash equivalents were $17.7 million as compared with $16.6 million at December 31, 2013 and $10.9 million at September 30, 2013. Cash provided by operating activities totaled $204.9 million for the nine months ended September 30, 2014 as compared with $171.3 million during the nine months ended September 30, 2013. This increase in operating cash flows is primarily due to higher collections of customer receivables as compared with 2013, offset in part by a higher under collection of supply costs in our trackers, as discussed above.

Cash Used in Investing Activities

Cash used in investing activities increased by approximately $73.6 million as compared with the first nine months of 2013. Plant additions during 2014 include maintenance additions of approximately $117.9 million, supply related capital expenditures of approximately $30.2 million, primarily related to electric generation facilities in South Dakota, and Distribution System Infrastructure Project (DSIP) capital expenditures of approximately $38.0 million. Plant additions during the first nine months of 2013 include maintenance additions of approximately $87.3 million, supply related capital expenditures of approximately $34.5 million, which were primarily related to electric generation facilities in South Dakota, and DSIP capital expenditures of approximately $31.8 million.

Cash Used in Financing Activities

Cash provided by financing activities totaled approximately $19.9 million during the nine months ended September 30, 2014 as compared with cash used by financing activities of approximately $20.2 million during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, net cash provided by financing activities consisted of proceeds received from the issuance of common stock pursuant to our equity distribution agreement of $13.3 million and net issuances of commercial paper and long term debt of $54.7 million, partially offset by the payment of dividends of $46.4 million. During the nine months ended September 30, 2013, net cash used in financing activities consisted of net repayments of commercial paper of $20.0 million and the payment of dividends of $43.1 million, offset in part by proceeds received from the issuance of common stock pursuant to our equity distribution agreement of $44.1 million.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of September 30, 2014. See our Annual Report on Form 10-K for the year ended December 31, 2013 for additional discussion.

	Total	2014	2015	2016	2017	2018	Thereafter
	(in thousands)
Long-term debt	$1,182,092	$—	$—	$150,000	$—	$55,000	$977,092
Capital leases	30,312	417	1,732	1,837	1,979	2,133	22,214
Short-term borrowings	169,944	169,944	—	—	—	—	—
Future minimum operating lease payments	4,772	554	1,894	1,424	621	58	221
Estimated pension and other postretirement obligations (1)	55,226	643	13,749	13,695	13,623	13,516	N/A
Qualifying facilities liability (2)	1,031,909	16,821	69,606	71,598	73,622	75,688	724,574
Supply and capacity contracts (3)	1,554,303	79,787	203,382	149,751	125,374	97,722	898,287
Contractual interest payments on debt (4)	713,662	19,284	62,285	62,285	53,225	51,506	465,077
Environmental remediation obligations (1)	8,300	1,000	1,300	2,200	2,200	1,600	N/A
Total Commitments (5)	$4,750,520	$288,450	$353,948	$452,790	$270,644	$297,223	$3,087,465
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

As of September 30, 2014, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%. To more cost effectively meet short-term cash requirements, we established a program where we may issue commercial paper; which is supported by our revolving credit facility. Since commercial paper terms are short-term, we are subject to interest rate risk. As of September 30, 2014, we had approximately $169.9 million of commercial paper outstanding and no borrowings on our revolving credit facility. A 1% increase in interest rates would increase our annual interest expense by approximately $1.7 million.

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

In October 2013, the MPSC concluded that $1.4 million of incremental costs associated with regulation service acquired from third parties during a 2012 outage at DGGS were imprudently incurred, and disallowed recovery. We have appealed that decision to the Montana district court. In addition, our 2014 electric tracker filing includes market purchases made between July 2013 and January 2014 for replacement power during an outage at Colstrip Unit 4. Inclusion of these costs in the tracker filing is consistent with the treatment of replacement power during previous Colstrip outages. During a June 2014 MPSC work session, approximately $11 million of these incremental market purchases related to the Colstrip Unit 4 outage were identified by the MPSC for additional prudency review. In July 2014, the Montana Environmental Information Center and Sierra Club filed a petition to intervene in the consolidated 2013 and 2014 tracker dockets to challenge our recovery of costs associated with Colstrip Unit 4, particularly the costs incurred as a result of the outage, as imprudent. We believe the costs associated with the outage and incremental market purchases were prudently incurred. However, there is risk that the MPSC ultimately disallows all or a portion of these costs, which could have a material adverse effect on our operating results.

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

Acquisitions include a number of risks, including but not limited to, additional costs, the assumption of material liabilities, the diversion of management’s attention from daily operations to the integration of the acquisition, difficulties in assimilation and retention of employees, securing adequate capital to support the transaction, and regulatory approval. Uncertainties exist in assessing the value, risks, profitability, and liabilities associated with certain businesses or assets and there is a possibility that anticipated operating and financial synergies expected to result from an acquisition do not develop. The failure to complete an acquisition successfully, or to integrate the Hydro Transaction assets or future acquisitions that we may choose to undertake could have an adverse effect on our financial condition and results of operations.

In order to complete the Hydro Transaction, we must still obtain approval from the FERC to issue securities. Failure to obtain approvals in a timely manner or on terms consistent with our application could negatively affect credit ratings and equity valuation, and our ability to invest in our Montana utility operations, including but not limited to supply.

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

In addition, during the third quarter and early fourth quarter of 2014, we experienced unscheduled outages at DGGS, due primarily to component failures within several of the gas generators and power turbines. We have continued to meet our regulation responsibilities, and have not acquired replacement regulation service during this time. We are coordinating with PW Power Systems to complete repairs, which are expected to be complete by the first quarter of 2015. Although the plant is expected to remain in service throughout the repair period, the amount of available regulation service will vary as equipment is repaired and returned to service. We do not currently anticipate needing to acquire any regulation service from third parties during this time. If we should need to acquire regulation service, there can be no assurance that the MPSC and/or FERC would allow us full recovery of such costs.

We also rely on a limited number of suppliers of coal for our electric generation, making us vulnerable to increased prices for fuel as existing contracts expire or in the event of unanticipated interruptions in fuel supply. We are a captive rail shipper of the Burlington Northern Santa Fe Railway for shipments of coal to the Big Stone Plant (our largest source of generation in South Dakota), making us vulnerable to railroad capacity and operational issues and/or increased prices for coal transportation from a sole supplier.

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

NorthWestern Corporation
Date:	October 23, 2014	By:	/s/ BRIAN B. BIRD
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