Form 10-K
period 2014-12-31
NORTHWESTERN CORP
filed 2015-02-12
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Large Accelerated Filer ☒           Accelerated Filer ☐           Non-accelerated Filer ☐           Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was $2,042,683,000 computed using the last sales price of $52.19 per share of the registrant’s common stock on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 6, 2015, 46,933,953 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Documents Incorporated by Reference
Certain sections of our Proxy Statement for the 2015 Annual Meeting of Shareholders
are incorporated by reference into Part III of this Form 10-K

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

Words or phrases such as “anticipates," “may," “will," “should," “believes," “estimates," “expects," “intends," “plans," “predicts," “projects," “targets," “will likely result," “will continue" or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, that could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that we will achieve our projections. Factors that may cause such differences include, but are not limited to:

•
adverse determinations by regulators, as well as potential adverse federal, state, or local legislation or regulation, including costs of compliance with existing and future environmental requirements, could have a material effect on our liquidity, results of operations and financial condition;

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

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-Q and 8-K, Proxy Statements on Schedule 14A, press releases, analyst and investor conference calls, and other communications released to the public. We believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable. However, any or all of the forward-looking statements in this Annual Report on Form 10-K, our reports on Forms 10-Q and 8-K, our Proxy Statements on Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of assumptions that turn out to be inaccurate, or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Annual Report on Form 10-K, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of any of our forward-looking statements in this Annual Report on Form 10-K or other public communications as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

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

DGGS - The Dave Gates Generating Station at Mill Creek, a 150 MW natural gas fired facility, which provides up to 105 MW of regulation service.

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

Midcontinent Independent System Operator (MISO) - MISO is a nonprofit organization created in compliance with FERC as a regional transmission organization, to improve the flow of electricity in the regional marketplace and to enhance electric reliability. Additionally, MISO is responsible for managing the energy markets, managing transmission constraints, managing the day-ahead, real-time and financial transmission rights markets and managing the ancillary market.

Midwest Reliability Organization (MRO) - MRO is one of eight regional electric reliability councils under NERC.

Montana Public Service Commission (MPSC) - The state agency that regulates public utilities doing business in Montana.

Mountain States Transmission Intertie (MSTI) - This was a proposed 500 kV transmission line from southwestern Montana to southeastern Idaho with a potential capacity of 1,500 MWs. We abandoned this project and recorded an impairment charge in our 2012 financial results.

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

Regulation Services - FERC jurisdictional services that ensure reliability and support the transmission of electricity from generation sites to customer loads. Such services are also referred to as ancillary services and include regulating reserves, load balancing and voltage support.

Securities and Exchange Commission (SEC) - The U.S. agency charged with protecting investors, maintaining fair, orderly and efficient markets and facilitating capital formation.

South Dakota Public Utilities Commission (SDPUC) - The state agency that regulates public utilities doing business in South Dakota.

Southwest Power Pool (SPP) - A nonprofit organization created in compliance with FERC as a regional transmission organization to ensure reliable supplies of power, adequate transmission infrastructure, and a competitive wholesale electricity marketplace. SPP also serves as a regional electric reliability entity under NERC.

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

Part I
ITEM 1.  BUSINESS

OVERVIEW

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and natural gas to approximately 692,600 customers in Montana, South Dakota and Nebraska. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 and have generated and distributed electricity and distributed natural gas in Montana since 2002.

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

We operate our business in the following reporting segments:

•	Electric operations;

•	Natural gas operations;

•	All other, which primarily consists of unallocated corporate costs.

SIGNIFICANT DEVELOPMENTS

Hydro Transaction

In November 2014, we completed the purchase of hydroelectric generating facilities and associated assets located in Montana for an adjusted purchase price of approximately $904 million (Hydro Transaction). The addition of hydroelectric generation is intended to provide long-term supply diversity to our portfolio and reduce risks associated with variable fuel prices. We expect the Hydro Transaction to allow us to reduce our reliance on third party power purchase agreements and spot market purchases, more closely matching our electric generation resources with forecasted customer demand. With reduced amounts of purchased power, we believe we will be less exposed to market volatility and will be better positioned to control the cost of supplying electricity to our customers. We received approval from the MPSC to include the hydroelectric generating assets in our Montana rate base and will be allowed to recover our costs plus an allowed rate of return.

The facilities acquired include eleven hydro-electric plants and one storage reservoir (each a ‘‘Facility’’ and together the ‘‘Facilities’’) located in central and western Montana along the Missouri, Flathead, Clark Fork and Madison Rivers and Rosebud Creek. The net aggregate generating capacity of the Facilities is 633 MWs, which includes the Kerr Project, a 194 MW hydroelectric generating facility that we expect to transfer to the Confederated Salish and Kootenai Tribes of the Flathead Reservation (CSKT) in September 2015. Eight of the Facilities, along with the storage reservoir, are collectively licensed as the Missouri-Madison Project, by the FERC. Each of the remaining three Facilities is licensed by FERC as a separate project.

With the addition of these generating assets and assuming ownership of the Kerr Project is transferred (see Note 3 - Hydro Transaction for further discussion), we own generation facilities that provide approximately 60% of our average electric load serving requirements in Montana. The following chart provides an overview of the Facilities by name, net capacity in MWs, commercial operation date (COD), river source, and FERC license expiration date. We are the sole direct owner of each facility.

Plant	COD	River Source	FERC License Expiration	Net Capacity (MW) (1)
Black Eagle	1927	Missouri	2040	21
Cochrane	1958	Missouri	2040	69
Hauser	1911	Missouri	2040	19
Holter	1918	Missouri	2040	48
Madison	1906	Madison	2040	8
Morony	1930	Missouri	2040	48
Mystic	1925	West Rosebud Creek	2050	12
Rainbow	1910/2013	Missouri	2040	60
Ryan	1915	Missouri	2040	60
Thompson Falls	1915	Clark Fork	2025	94
Subtotal				439
Kerr	1938	Flathead	2035	194
Total				633
(1) Hebgen facility (0 MW net capacity) excluded from figures. These are run-of-river dams except for Kerr and Mystic, which are storage generation.

Kerr Project - The Hydro Transaction includes the Kerr Project, a 194 MW hydro-electric generating facility that we expect will be transferred to the Confederated Salish and Kootenai Tribes of the Flathead Reservation (CSKT) in September 2015, in accordance with its FERC license, which gives the CSKT the right to acquire the project between September 2015 and September 2025. The CSKT have formally provided notice of their intent to acquire the Kerr Project and designated September 5, 2015, as the date for conveyance to occur. PPL Montana and the CSKT previously conducted an arbitration over the conveyance price of the Kerr Project. In March 2014, an arbitration panel set an estimated conveyance price of approximately $18.3 million. Under our agreement with PPL Montana, the purchase price for the Hydro Transaction includes a $30 million reference price for the Kerr Project. If the CSKT complete the acquisition and pay $18.3 million for the Kerr Project, PPL Montana will pay the difference of $11.7 million to us. We expect to sell any excess generation from the Kerr Project in the market and provide revenue credits to our Montana retail customers until the CSKT exercises their right to acquire the Kerr Project. The MPSC Order provides that customers will have no financial risk related to our temporary ownership of the Kerr Project, with a compliance filing required upon completion of the transfer to CSKT.

ELECTRIC OPERATIONS

MONTANA

Our regulated electric utility business in Montana includes generation, transmission and distribution. Our service territory covers approximately 107,600 square miles, representing approximately 73% of Montana's land area, and includes a 2013 census estimated population of approximately 887,100. We deliver electricity to approximately 353,600 customers in 187 communities and their surrounding rural areas, 15 rural electric cooperatives and in Wyoming to the Yellowstone National Park. In 2014, by category, residential, commercial, industrial, and other sales accounted for approximately 40%, 50%, 6%, and 4%, respectively, of our Montana retail electric utility revenue. We also transmit electricity for nonregulated entities owning generation facilities, other utilities and power marketers serving the Montana electricity market. The total control area peak demand was approximately 1,740 MWs, with approximately 1,241 MWs per hour for the year on average, and energy delivered of more than 10.9 million MWHs during the year ended December 31, 2014. Our Montana electric distribution system consists of approximately 17,600 miles of overhead and underground distribution lines and 393 transmission and distribution substations.

Our Montana electric transmission system consists of approximately 6,700 miles of transmission lines, ranging from 50 kV to 500 kV, 288 circuit segments and approximately 104,000 transmission poles on approximately 74,000 structures with associated transformation and terminal facilities, and extends throughout the western two-thirds of Montana from Colstrip in the east to Thompson Falls in the west. We are directly interconnected with Avista Corporation; Idaho Power Company; PacifiCorp; the Bonneville Power Administration; WAPA; and Montana Alberta Tie Ltd. (MATL). Such interconnections, coupled with transmission line capacity made available under agreements with some of the above entities, permit the interchange, purchase, and sale of power among all major electric systems in the west interconnecting with the winter-peaking northern and summer-peaking southern regions of the Western power system. We provide wholesale transmission service and firm and non-firm transmission services for eligible transmission customers. Our 500 kV transmission system, which is jointly owned, along with our 230 kV and 161 kV facilities, form the key assets of our Montana transmission system. Lower voltage systems, which range from 50 kV to 115 kV, provide for local area service needs.

Our current annual retail electric supply load requirements average approximately 750 MWs, with a peak load of approximately 1,200 MWs, and are supplied by owned and contracted resources and market purchases with multiple counterparties. Owned generation resources supplied approximately 30% of our retail load requirements for 2014. Including the Hydro Transaction, with ownership of the Kerr Project until September 2015, we expect that approximately 80% of our retail obligations will be met by owned generation in 2015. We also purchase power under QF contracts entered into under the Public Utility Regulatory Policies Act of 1978, which provide a total of 174 MWs of contracted capacity, including 87 MWs of capacity from waste petroleum coke and waste coal and 87 MWs of capacity from hydro and wind resources located in Montana. We have several other long and medium-term power purchase agreements including contracts for 135 MWs of renewable wind generation and 21 MWs of seasonal base-load hydro supply. We file a biennial Electric Supply Resource Procurement Plan with the MPSC, which guides future resource acquisition activities. Our most recent plan was filed in December 2013. Including both owned and contracted resources, for 2015 we have resources to provide over 95% of the energy requirements necessary to meet our forecasted retail load requirements.

In addition to the hydro generation assets detailed in the table above, we have a 30% joint ownership interest in Colstrip Unit 4, which provides base-load supply and is operated by PPL Montana. PPL Montana has a 30% joint ownership interest in Colstrip Unit 3. We have a risk sharing agreement with PPL Montana regarding the operation of Colstrip Units 3 and 4, where each party receives 15% of the respective combined output and is responsible for 15% of the respective operating and construction costs, regardless of whether a particular cost is specified to Colstrip Unit 3 or 4. However, each party is responsible for its own fuel-related costs. Colstrip Unit 4 is supplied with fuel from adjacent coal reserves under coal supply and transportation agreements in effect through 2019. We also own the 40 MW Spion Kop wind project, which we purchased and placed into service in 2012. Details of our generating facilities are described further in the Hydro Facilities chart above and in the chart below.

Name and Location of Plant	Fuel Source	Plant Capacity (MW)	Ownership Interest	Demonstrated Capacity (MW)
Colstrip Unit 4, located near Colstrip in southeastern Montana	Sub-bituminous coal	740	30%	222
Spion Kop Wind, located in Judith Basin County in Montana	Wind	40	100%	40

The Dave Gates Generating Station at Mill Creek (DGGS), a 150 MW natural gas fired facility, provides regulation service (in place of previously contracted services). The facility normally operates with two units, with a third unit available as an operating spare. With the two units, DGGS is capable of providing up to 93 MW of regulation service under optimum conditions. If the third unit is placed into service, DGGS can provide up to 105 MW of capacity, which is our current peak regulation requirement. In addition, DGGS provided approximately 7 MWs of retail base-load requirements in 2014.

Name and Location of Plant	Fuel Source	Plant Capacity (MW)	Ownership Interest	Regulation Capacity (MW)
Dave Gates Generating Station, located near Anaconda, Montana	Natural Gas	150	100%	105

Renewable portfolio standards (RPS) enacted in Montana require that 10% of our annual electric supply portfolio be derived from eligible renewable sources, including resources such as wind, biomass, solar, and small hydroelectric. The generation assets acquired in the Hydro Transaction are not eligible renewable resources. In 2015, the RPS requirement increases to 15%. We can use renewable energy credits (RECs) to satisfy the RPS. Any RECs in excess of the annual requirements for a given year are carried forward for up to two years to meet future RPS needs.

The following is a summary of our RPS requirements and RECs over the last three years:

	December 31,
	2014	2013	2012
RPS	10%	10%	10%

RECs beginning of period	334,007	94,258	152,065
RECs generated	799,234	832,889	537,088
RPS requirement	(597,700)	(593,140)	(594,895)
Estimated Excess RECs carried forward	535,541	334,007	94,258

The amounts in the table above reflect estimates of the RECs for the year, with the final amounts determined in the following year with prior year adjustments reflected in the RECs generated. The penalty for not meeting the RPS is up to $10 per MWH for each REC short of the requirement. Given contracts under negotiation and our portfolio of resources, we believe we will meet the Montana RPS requirements through at least 2028.

SOUTH DAKOTA

Our South Dakota electric utility business operates as a vertically integrated generation, transmission and distribution utility. We have the exclusive right to serve an area in South Dakota comprised of 25 counties with a combined 2010 census population of approximately 226,200. We provide retail electricity to more than 62,500 customers in 110 communities in South Dakota. In 2014, by category, residential, commercial and other sales accounted for approximately 40%, 59%, and 1%, respectively, of our South Dakota retail electric utility revenue. Peak demand was approximately 304 MWs, the average daily load was approximately 180 MWs, and more than 1.57 million MWHs were supplied during the year ended December 31, 2014.

Our transmission and distribution network in South Dakota consists of approximately 3,500 miles of overhead and underground transmission and distribution lines as well as 124 substations. We have interconnection and pooling arrangements with the transmission facilities of Otter Tail Power Company; Montana-Dakota Utilities Co.; Xcel Energy Inc.; and WAPA. We have emergency interconnections with the transmission facilities of East River Electric Cooperative, Inc. and West Central Electric Cooperative. These interconnection and pooling arrangements enable us to arrange purchases or sales of substantial quantities of electric power and energy with other pool members and to participate in the efficiency benefits of pool arrangements.

Our electric supply load requirements are primarily provided by power plants that we own jointly with unaffiliated parties. Each of the jointly owned plants is subject to a joint management structure. We are not the operator of any of these plants. Except as otherwise noted, based upon our ownership interest, we are entitled to a proportionate share of the electricity generated in our jointly owned plants and are responsible for a proportionate share of the operating expense. During periods of lower demand, electricity in excess of our load requirements is sold in the competitive wholesale market. In 2014, this was approximately 6.2% of our share of the power generated.

We use market purchases and peaking generation to provide peak supply in excess of our base-load capacity. We entered into an agreement with Basin Electric Power Cooperative to supply firm capacity of 15 MW in 2014, and 19 MW in 2015. We have also entered into an agreement with Missouri River Energy Services to supply firm capacity of 30 MW in 2016, 30 MW in 2017, and 35 MW in 2018. We have a resource plan that includes estimates of customer usage and programs to provide for the economic, reliable and timely supply of energy. We continue to update our load forecast to identify the future electric energy needs of our customers, and we evaluate additional generating capacity requirements on an ongoing basis. We also have several wholly owned peaking/standby generating units at seven locations throughout our service territory.

Details of our generating facilities are described further in the chart below.

Name and Location of Plant	Fuel Source	Plant Capacity (MW)	Ownership Interest	Demonstrated Capacity (MW)
Big Stone Plant, located near Big Stone City in northeastern South Dakota	Sub-bituminous coal	475	23.4%	111
Coyote I Electric Generating Station, located near Beulah, North Dakota	Lignite coal	427	10.0%	43
Neal Electric Generating Unit No. 4, located near Sioux City, Iowa	Sub-bituminous coal	644	8.7%	56
Aberdeen Generating Unit, located near Aberdeen, South Dakota	Natural gas	52	100.0%	52
Miscellaneous combustion turbine units and small diesel units (used only during peak periods)	Combination of fuel oil and natural gas		100.0%	98
Total Capacity				360

For the year ended December 31, 2014, 93% of the electricity generated for South Dakota came from coal, 6% came from a wind purchased power contract, and 1% came from natural gas and fuel oil.

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

Instead of an RPS, South Dakota has a voluntary renewable and recycled energy objective. The objective states that 10% of all electricity sold at retail within South Dakota by 2015 be obtained from renewable energy and recycled energy sources. In 2014, approximately 6% of the South Dakota retail needs were generated from renewable resources. By the end of 2015, we expect to have purchase power contracts for an additional 80 MWs from wind resources that include renewable energy credits, which should allow us to exceed South Dakota's voluntary objective.

Our South Dakota operations are a member of the MAPP, which is an entity that coordinates centralized transmission planning for a nine-state area in the North Central region of the United States and in two Canadian provinces that includes WAPA's Upper Great Plains region. Along with WAPA and several other members of the MAPP region, we expect to join the Southwest Power Pool (SPP) regional transmission organization by October 2015. The terms and conditions of our agreements with MAPP and WAPA are subject to the jurisdiction of the FERC. The MAPP region will be dissolved during the same time frame.

Our estimated costs for services under the SPP tariff are still being evaluated. Our tariffs in South Dakota generally allow us to pass through these transmission costs to our customers.

NATURAL GAS OPERATIONS

MONTANA

Our regulated natural gas utility business in Montana includes production, storage, transmission and distribution. Since 2010, we have acquired gas production and gathering system assets as a part of an overall strategy to provide rate stability and customer value through the addition of regulated assets that are not subject to market forces. As of December 31, 2014, these owned reserves totaled approximately 70.4 Bcf and are estimated to provide approximately 5.8 Bcf each year, or about 29 percent of our current annual retail natural gas load in Montana. In addition, we own and operate three working natural gas storage fields in Montana with aggregate working gas capacity of approximately 17.75 Bcf and maximum aggregate daily deliverability of approximately 195,000 dekatherms.

We distribute natural gas to approximately 189,000 customers in 105 Montana communities over a system that consists of approximately 5,100 miles of underground distribution pipelines. We also serve several smaller distribution companies that provide service to approximately 32,000 customers. We transmit natural gas in Montana from production receipt points and storage facilities to distribution points and other nonaffiliated transmission systems. We transported natural gas volumes of approximately 43 Bcf, and our peak capacity was approximately 335,000 dekatherms per day during the year ended December 31, 2014.

Our natural gas transmission system consists of more than 2,100 miles of pipeline, which vary in diameter from two inches to 24 inches, and serve more than 130 city gate stations. We have connections in Montana with four major, nonaffiliated transmission systems: Williston Basin Interstate Pipeline, NOVA Gas Transmission Ltd., Colorado Interstate Gas, and Spur Energy. Seven compressor sites provide more than 42,000 horsepower, capable of moving more than 335,000 dekatherms per day. In addition, we own and operate two transmission pipelines through our subsidiaries, Canadian-Montana Pipe Line Corporation and Havre Pipeline Company, LLC.

We have municipal franchises to transport and distribute natural gas in the Montana communities we serve. The terms of the franchises vary by community. They typically have a fixed 30 - 50 year term and continue indefinitely unless and until terminated by ordinance. Our policy generally is to seek renewal or extension of a franchise in the last year of its fixed term. We currently have four franchises, which account for approximately 40,300 or approximately 22 percent of our natural gas customers, where the fixed term has expired. We continue to serve those customers while we obtain formal renewals. During the next five years, five additional municipal franchises are scheduled to reach the end of their fixed term. We do not anticipate termination of any of these franchises.

Natural gas is used for residential and commercial heating, and for fuel for two electric generating facilities. The demand for natural gas largely depends upon weather conditions. Our Montana retail natural gas supply requirements for the year ended December 31, 2014, were approximately 20.5 Bcf. Our Montana natural gas supply requirements for fuel for the year ended December 31, 2014, were approximately 5 Bcf. We have contracted with several major producers and marketers with varying contract durations to provide the anticipated supply to meet ongoing requirements. Our natural gas supply requirements are fulfilled through third-party fixed-term purchase contracts, short-term market purchases and owned production. Our portfolio approach to natural gas supply is intended to enable us to maintain a diversified supply of natural gas sufficient to meet our supply requirements. We benefit from direct access to suppliers in the major natural gas producing regions in the United States, primarily the Rockies (Colorado), Montana, and Alberta, Canada.

 SOUTH DAKOTA AND NEBRASKA

We provide natural gas to approximately 87,500 customers in 60 South Dakota communities and four Nebraska communities. We have approximately 2,350 miles of underground distribution pipelines and 55 miles of transmission pipeline in South Dakota and Nebraska. In South Dakota, we also transport natural gas for eight gas-marketing firms and three large end-user accounts. In Nebraska, we transport natural gas for three gas-marketing firms and one end-user account. We delivered approximately 26.2 Bcf of third-party transportation volume on our South Dakota distribution system and approximately 3.2 Bcf of third-party transportation volume on our Nebraska distribution system during 2014.

Our South Dakota natural gas supply requirements for the year ended December 31, 2014, were approximately 6.4 Bcf. We contract with a third party under an asset management agreement to manage transportation and storage of supply to minimize cost and price volatility to our customers. In Nebraska, our natural gas supply requirements for the year ended December 31, 2014, were approximately 4.8 Bcf. We contract with a third party under an asset management agreement that includes pipeline capacity, supply, and asset optimization activities. To supplement firm gas supplies in South Dakota and Nebraska, we contract for firm natural gas storage services to meet the heating season and peak day requirements of our customers.

We have municipal franchises to purchase, transport and distribute natural gas in the South Dakota and Nebraska communities we serve. The maximum term permitted under Nebraska law for these franchises is 25 years while the maximum term permitted under South Dakota law is 20 years. Our policy generally is to seek renewal or extension of a franchise in the last year of its term. During the next five years, 10 of our South Dakota franchises are scheduled to reach the end of their fixed term. We do not anticipate termination of any of these franchises.

REGULATION

Base rates are the rates we are allowed to charge our customers for the cost of providing delivery service and rate-based supply services, plus a reasonable rate of return on invested capital. We have both electric and natural gas base rates. We may ask the respective regulatory commission to increase base rates from time to time. We have historically been allowed to increase base rates to recover our utility plant investment and operating costs, plus a return on our capital investment. Rate increases are normally granted based on historical data and those increases may not always keep pace with increasing costs. For more information on current regulatory matters, see Note 4 - Regulatory Matters, to the Consolidated Financial Statements.

The following is a summary of our rate base and authorized rates of return in each jurisdiction:

Jurisdiction and Service	Implementation Date	Authorized Rate Base (millions) (1)	Estimated Rate Base (millions) (2)	Authorized Overall Rate of Return	Authorized Return on Equity	Authorized Equity Level
Montana electric delivery (3)	January 2011	$632.5	$847.7	7.92%	10.25%	48%
Montana - DGGS (3)	January 2011	172.7	132.1	8.16%	10.25%	50%
Montana - Colstrip Unit 4	January 2009	400.4	328.6	8.25%	10.00%	50%
Montana Spion Kop	December 2012	81.7	59.6	7.0%	10.00%	48%
Montana hydro assets	November 2014	870.0	864.9	6.91%	9.80%	48%
Montana natural gas delivery	June 2013	309.2	371.8	7.48%	9.80%	47.65%
Montana natural gas production	November 2012	12.0	78.0	7.48%	9.80%	47.65%
South Dakota electric (4) (5)	September 1981	186.7	296.5	n/a	n/a	n/a
South Dakota natural gas (4)	December 2011	65.9	64.8	7.8%	n/a	n/a
Nebraska natural gas (4)	December 2007	24.3	26.6	n/a	10.40%	n/a
		$2,755.4	$3,070.6
(1)    Rate base reflects amounts on which we are authorized to earn a return.
(2)    Rate base amounts are estimated as of December 31, 2014.
(3)    The FERC regulated portion of Montana electric transmission and DGGS are included as revenue credits to our MPSC jurisdiction customers. Therefore, we do not separately reflect FERC authorized rate base or authorized returns.
(4)    For those items marked as "n/a," the respective settlement and/or order was not specific as to these terms.
(5)    South Dakota estimated rate base does not reflect requested adjustments included in the electric rate case filed in December 2014 for assets that are expected to be placed in service during 2015.

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

Electric and Natural Gas Supply Trackers - Rates for our Montana electric and natural gas supply are set by the MPSC. Certain supply rates are adjusted on a monthly basis for volumes and costs during each July to June 12-month tracking period. Annually, supply rates are adjusted to include any differences in the previous tracking year's actual to estimated information for recovery during the subsequent tracking year. We submit annual electric and natural gas tracker filings for the actual 12-month period ended June 30 and for the projected supply costs for the next 12-month period. The MPSC reviews such filings and makes its cost recovery determination based on whether or not our electric and natural gas energy supply procurement activities were prudent. If the MPSC subsequently determines that a procurement activity was imprudent, then it may disallow such costs.

Montana Property Tax Tracker - We file an annual property tax tracker (including other state/local taxes and fees) with the MPSC for an automatic rate adjustment, which reflects 60% of the change in property taxes. Adjusted rates are typically effective January 1st of each year.

SDPUC Regulation

Our South Dakota operations are subject to SDPUC jurisdiction with respect to rates, terms and conditions of service, accounting records, electric service territorial issues and other aspects of our electric and natural gas operations. Our retail electric rates, approved by the SDPUC, provide several options for residential, commercial and industrial customers, including dual-fuel, interruptible, special all-electric heating, and other special rates. Our retail natural gas tariffs include gas transportation rates for transportation through our distribution systems by customers and natural gas marketers from the interstate pipelines at which our systems take delivery to the end-user. Such transporting customers nominate the amount of natural gas to be delivered daily. Usage for these customers is monitored daily by us through electronic metering equipment and balanced against respective supply agreements.

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

Federal

We are subject to FERC's jurisdiction and regulations with respect to rates for electric transmission service in interstate commerce and electricity sold at wholesale rates, hydro licensing and operations, the issuance of certain securities, incurrence of certain long-term debt, and compliance with mandatory reliability regulations, among other things. Under FERC's open access transmission policy promulgated in Order No. 888, as owners of transmission facilities, we are required to provide open access to our transmission facilities under filed tariffs at cost-based rates. In addition, we are required to comply with FERC's Standards of Conduct, as amended, governing the communication of non-public information between our transmission employees and wholesale merchant employees.

In Montana, we sell transmission service, including ancillary services, across our system under terms, conditions and rates defined in our OATT, on file with FERC. We are required to provide retail transmission service in Montana under MPSC approved tariffs for customers still receiving “bundled" service and under the OATT for other wholesale transmission customers such as cooperatives.

Our South Dakota transmission operations are part of the WAPA Balancing Authority area. The Coyote and Big Stone power plants in which we are a joint owner, are connected directly to the MISO system, and we have ownership rights in the transmission lines from these plants to our distribution system. We have negotiated a settlement as a grandfathered agreement with MISO and the other Big Stone, Neal #4, and Coyote power plant joint owners related to providing MISO with the information it needs to operate its system, while exempting us from assignment of MISO operational costs. We do not participate in the MISO markets directly as we utilize WAPA to handle our scheduling and power marketing activities. MISO provides the reliability coordinator functions for MAPP. We updated the South Dakota OATT to accommodate the required planning functions that rely heavily on MAPP's planning process and MAPP's coordination with MISO.

Our natural gas transportation pipelines are generally not subject to FERC's jurisdiction under the NGA, although we are subject to state regulation. We conduct limited interstate transportation in Montana and South Dakota that is subject to FERC jurisdiction, but FERC has allowed the MPSC and SDPUC to set the rates for this interstate service. We have capacity agreements in South Dakota and Nebraska with interstate pipelines that are also subject to FERC jurisdiction.

The Facilities acquired in the Hydro Transaction are licensed by the FERC. In connection with the relicensing of these generating facilities, applicable law permits the FERC to issue a new license to the existing licensee or to a new licensee, and alternatively allows the U.S. government to take over the facility. If the existing licensee is not relicensed, it is compensated for its net investment in the facility, not to exceed the fair value of the property taken, plus reasonable severance damages to other property affected by the lack of relicensing.

Reliability Standards - We must comply with the standards and requirements, which apply to the NERC functions for which we have registered in both the MRO for our South Dakota operations and the WECC for our Montana operations. WECC and the MRO have responsibility for monitoring and enforcing compliance with the FERC approved mandatory reliability standards within their respective interconnections. Additional standards continue to be developed and will be adopted in the future. We expect that the existing standards will change often as a result of modifications, guidance and clarification following industry implementation and ongoing audits and enforcement.

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

EMPLOYEES

As of December 31, 2014, we had 1,604 employees. Of these, 1,273 employees were in Montana and 331 were in South Dakota or Nebraska. Of our Montana employees, 465 were covered by seven collective bargaining agreements involving five unions. Six of these agreements expire in 2016. Through the acquisition of PPL Montana's hydroelectric generating facilities, we assumed the terms of an additional agreement, which expires in 2017. Of our South Dakota and Nebraska employees, 196 were covered by a collective bargaining agreement that expires in 2016. We consider our relations with employees to be good.

Executive Officers

Executive Officer	Current Title and Prior Employment	Age on Feb. 6, 2015
Robert C. Rowe	President, Chief Executive Officer and Director since August 2008. Prior to joining NorthWestern, Mr. Rowe was a co-founder and senior partner at Balhoff, Rowe & Williams, LLC, a specialized national professional services firm providing financial and regulatory advice to clients in the telecommunications and energy industries (January 2005-August, 2008); and served as Chairman and Commissioner of the Montana Public Service Commission (1993–2004).	59

Brian B. Bird	Vice President and Chief Financial Officer since December 2003. Prior to joining NorthWestern, Mr. Bird was Chief Financial Officer and Principal of Insight Energy, Inc., a Chicago-based independent power generation development company (2002-2003). Previously, he was Vice President and Treasurer of NRG Energy, Inc., in Minneapolis, MN (1997-2002). Mr. Bird serves on the board of directors of a NorthWestern subsidiary.	52

Michael R. Cashell	Vice President - Transmission since May 2011; formerly Chief Transmission Officer since November 2007; formerly Director Transmission Marketing and Business Planning since 2003. Mr. Cashell serves on the board of directors of a NorthWestern subsidiary.	52

Patrick R. Corcoran	Vice President-Government and Regulatory Affairs since December 2004; formerly Vice President-Regulatory Affairs since February 2002; formerly Vice President-Regulatory Affairs for the former Montana Power Company (2000-2002).	62

Heather H. Grahame	Vice President and General Counsel since August 2010. Prior to joining NorthWestern, Ms. Grahame was a partner in the law firm of Dorsey & Whitney, LLP, where she co-chaired its Telecommunications practice (1999-2010).	59

John D. Hines	Vice President - Supply since May 2011; formerly Chief Energy Supply Officer since January 2008; formerly Director - Energy Supply Planning since 2006. Previously, Mr. Hines served as the Montana representative to the NorthWest Power and Conservation Council (2003-2006).	56

Kendall G. Kliewer	Vice President and Controller since August 2006; Controller since June 2004; formerly Chief Accountant since November 2002. Prior to joining NorthWestern, Mr. Kliewer was a Senior Manager at KPMG LLP (1999-2002).	45

Curtis T. Pohl	Vice President - Distribution since May 2011; formerly Vice President-Retail Operations since September 2005; Vice President-Distribution Operations since August 2003; formerly Vice President-South Dakota/Nebraska Operations since June 2002; formerly Vice President-Engineering and Construction since June 1999. Mr. Pohl serves on the board of directors of a NorthWestern subsidiary.	50

Bobbi L. Schroeppel	Vice President, Customer Care, Communications and Human Resources since May 2009, formerly Vice President-Customer Care and Communications since September 2005; formerly Vice President-Customer Care since June 2002; formerly Director-Staff Activities and Corporate Strategy since August 2001; formerly Director-Corporate Strategy since June 2000.	46

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

We are subject to many FERC rules and orders that regulate our electric and natural gas business. We must also comply with established reliability standards and requirements, which apply to the NERC functions in both the MRO for our South Dakota operations and the WECC for our Montana operations. The FERC, NERC, or a regional reliability organization may assess penalties against any responsible entity that violates their rules, regulations or standards. Violations may be discovered through various means, including self-certification, self-reporting, compliance investigations, periodic data submissions, exception reporting, and complaints. Penalties for the most severe violations can reach as high as $1 million per violation, per day. If a serious reliability incident or other incidence of noncompliance did occur, it could have a material adverse effect on our operating and financial results.

To the extent our incurred supply costs are deemed imprudent by the applicable state regulatory commissions, we would not recover some of our costs, which could adversely impact our results of operations and liquidity.

Our wholesale costs for electricity and natural gas supply are recovered through various pass-through cost tracking mechanisms in each of the states we serve. The rates are established based upon projected market prices or contractual obligations. As these variables change, we adjust our rates through our monthly trackers. To the extent our energy supply costs are deemed imprudent by the applicable state regulatory commissions, we would not recover some of our costs, which could adversely impact our results of operations.

In October 2013, the MPSC concluded that $1.4 million of incremental costs associated with regulation service acquired from third parties during a 2012 outage at DGGS were imprudently incurred, and disallowed recovery. We have appealed that decision to the Montana district court. In addition, our 2014 electric tracker filing includes market purchases made between July 2013 and January 2014 for replacement power during an outage at Colstrip Unit 4. Inclusion of these costs in the tracker filing is consistent with the treatment of replacement power during previous Colstrip outages. During a June 2014 MPSC work session, approximately $11 million of these incremental market purchases related to the Colstrip Unit 4 outage were identified by the MPSC for additional prudency review. In July 2014, the Montana Environmental Information Center and Sierra Club filed a petition to intervene in the consolidated 2013 and 2014 tracker dockets to challenge our recovery of costs associated with Colstrip Unit 4, particularly the costs incurred as a result of the outage, as imprudent. We believe the costs associated with the outage and incremental market purchases were prudently incurred. However, there is a risk that the MPSC may ultimately disallow all or a portion of these costs, which could have a material adverse effect on our operating results.

We currently procure a large portion of our natural gas supply through contracts with third-party suppliers. In light of this reliance on third-party suppliers, we are exposed to certain risks in the event a third-party supplier is unable to satisfy its contractual obligation. If this occurred, then we might be required to purchase natural gas supply in the market, which may not be on favorable terms, if at all. If prices were higher in the energy markets, it could result in a temporary material under recovery that would reduce our liquidity.

We have financial risks associated with our temporary ownership of the Kerr Project.

The MPSC order approving the Hydro Transaction provides that our customers will have no financial risk related to our temporary ownership of the Kerr Project, with a compliance filing to that effect required upon completion of the transfer of the project to CSKT. Accordingly, the Kerr Project and the associated assets are not included in our regulatory rate base. While we own the Kerr Project and taking into account purchased power commitments, we expect to have more generation output than our customers can use. The first-year revenue requirement for the Hydro Transaction includes revenue credits from the sale of generated electricity that exceeds our needs. The MPSC order approving the Hydro Transaction authorizes us to track these revenue credits on a portfolio basis.  If the amount of electricity available for sale is lower than expected from our owned generation resources, or if the market prices for electricity that is sold are lower than expected, we may not realize the anticipated revenue credits. Market prices for electricity are currently very low and if revenues from sales to third parties during 2015 are lower than anticipated, the MPSC may disallow recovery of any shortfall in revenue credits.

We also bear the risk of any damage to the Kerr Project that occurs during our temporary ownership, except to the extent that costs associated with remediating any damage represent an addition or improvement to the Kerr Project that may increase the conveyance price pursuant to the Kerr Project license. The costs associated with such repairs could be substantial and may not be fully covered by any insurance. To the extent any such costs are not covered by insurance, they could have a material adverse effect on our financial condition and results of operations.

We may fail to realize the anticipated benefits of the Hydro Transaction.

We may be unable to achieve the strategic, operational, financial and other benefits, contemplated by us with respect to the Hydro Transaction to the full extent expected or in a timely manner. The integration of the facilities may be a complex and lengthy endeavor, and to the extent that we are not as successful as expected at integration, the cost savings, rate of return, accretion to earnings and cash flows, increased electricity generation, and other anticipated benefits and opportunities from the Hydro Transaction may not be fully realized or may take longer to realize than expected.

Our plans for future expansion through the acquisition of assets including natural gas reserves, capital improvements to current assets, generation investments, and transmission grid expansion involve substantial risks.

Acquisitions include a number of risks, including but not limited to, additional costs, the assumption of material liabilities, the diversion of management’s attention from daily operations to the integration of the acquisition, difficulties in assimilation and retention of employees, securing adequate capital to support the transaction, and regulatory approval. Uncertainties exist in assessing the value, risks, profitability, and liabilities associated with certain businesses or assets and there is a possibility that anticipated operating and financial synergies expected to result from an acquisition do not develop. The failure to successfully integrate future acquisitions that we may choose to undertake could have an adverse effect on our financial condition and results of operations.

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

Factors contributing to lower hydroelectric generation can increase costs and negatively impact our financial condition and results of operations.

With the Hydro Transaction, we now derive a significant portion of our power supply from hydroelectric facilities. Because of our heavy reliance on hydroelectric generation, snowpack, the timing of run-off, drought conditions, and the availability of water can significantly affect operations. If hydroelectric generation is lower than anticipated, we may need to increase our use of purchased power. We expect to recover purchased power costs through our electric tracker mechanism. Recovery of increased costs, however, could be subject to risk of disallowance that would negatively impact our results of operations, or may not occur until the subsequent power cost adjustment year, negatively affecting cash flows and liquidity.

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

National and international actions have been initiated to address global climate change and the contribution of greenhouse gas (GHG) emissions including, most significantly, carbon dioxide. These actions include legislative proposals, executive and EPA actions at the federal level, actions at the state level, and private party litigation relating to GHG emissions. As directed by President Obama's Climate Action Plan, on June 2, 2014, the EPA proposed the Clean Power Plan rule to control carbon dioxide emissions from existing fossil fuel fired electric generating units. The EPA has expressed the intent to finalize those regulations and guidelines by midsummer 2015.

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

In addition, during the second half of 2014, we experienced unscheduled outages at DGGS, due primarily to component failures within several of the gas generators and power turbines. We have continued to meet our regulation service responsibilities, and have not acquired replacement regulation service during this time. We are coordinating with PW Power Systems to complete repairs, which are expected to be complete by the first half of 2015. Although the plant is expected to remain in service throughout the repair period, the amount of available regulation service will vary as equipment is repaired and returned to service. We do not currently anticipate needing to acquire any regulation service from third parties during this time. If we should need to acquire regulation service, there can be no assurance that the MPSC and/or FERC would allow us full recovery of such costs.

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

Demand for our Montana transmission capacity fluctuates with regional demand, fuel prices and weather related conditions. The levels of wholesale sales depend on the wholesale market price, transmission availability and the availability of generation, among other factors. Declines in wholesale market price, availability of generation, transmission constraints in the wholesale markets, or low wholesale demand could reduce wholesale sales. These events could adversely affect our results of operations, financial position and cash flows.

Our electric and natural gas operations involve numerous activities that may result in accidents and other operating risks and costs.

Inherent in our electric and natural gas operations are a variety of hazards and operating risks, such as fires, electric contacts, leaks, explosions and mechanical problems. These risks could cause a loss of human life, significant damage to property, environmental pollution, impairment of our operations, and substantial financial losses to us and others. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could have a material adverse effect on our financial position and results of operations. For our natural gas distribution lines located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damages resulting from these risks potentially is greater.

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

Our electric and natural gas utility business is seasonal, and weather patterns can have a material impact on our financial performance. Demand for electricity and natural gas is often greater in the summer and winter months associated with cooling and heating. Because natural gas is heavily used for residential and commercial heating, the demand for this product depends heavily upon weather patterns throughout our market areas, and a significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Accordingly, our operations have historically generated less revenue and income when weather conditions are milder in the winter and cooler in the summer. In the event that we experience unusually mild winters or cool summers in the future, our results of operations and financial position could be adversely affected. Higher temperatures may also decrease the Montana snowpack, which may result in dry conditions and an increased threat of forest fires. Forest fires could threaten our communities and electric transmission lines and facilities. Any damage caused as a result of forest fires could negatively impact our financial condition, results of operations or cash flows. In addition, exceptionally hot summer weather or unusually cold winter weather could add significantly to working capital needs to fund higher than normal supply purchases to meet customer demand for electricity and natural gas.

There is also a concern that the physical risks of climate change could include changes in weather conditions, such as changes in the amount or type of precipitation and extreme weather events. Climate change and the costs that may be associated with its impacts have the potential to affect our business in many ways, including increasing the cost incurred in providing electricity and natural gas, impacting the demand for and consumption of electricity and natural gas (due to change in both costs and weather patterns), and affecting the economic health of the regions in which we operate. Extreme weather conditions creating high energy demand on our own and/or other systems may raise market prices as we buy short-term energy to serve our own system. Severe weather impacts our service territories, primarily through thunderstorms, tornadoes and snow or ice storms. To the extent the frequency of extreme weather events increase, this could increase our cost of providing service. Changes in precipitation resulting in droughts or water shortages could affect the availability of water for hydro generation and adversely affect our ability to provide electricity to customers, as well as increase the price they pay for energy. In addition, extreme weather may exacerbate the risks to physical infrastructure. We may not recover all costs related to mitigating these physical and financial risks.

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

We are subject to the potentially adverse operating and financial effects of terrorist acts and threats, as well as cyber attacks (such as hacking and viruses) and other disruptive activities of individuals or groups. Our generation, transmission and distribution facilities, information technology systems and other infrastructure facilities and systems could be direct targets of, or indirectly affected by, such activities. Any significant interruption of these systems could prevent us from fulfilling our critical business functions, and sensitive, confidential and other data could be compromised.

Terrorist acts, cyber attacks or other similar events could harm our business by limiting our ability to generate, purchase or transmit power and by delaying the development and construction of new generating facilities and capital improvements to existing facilities. These events, and governmental actions in response, could result in a material decrease in revenues and significant additional costs to repair and insure assets, and could adversely affect our operations by contributing to the disruption of supplies and markets for natural gas, oil and other fuels. These events could also impair our ability to raise capital by contributing to financial instability and reduced economic activity.

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

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, which is traded under the ticker symbol NWE, is listed on the New York Stock Exchange (NYSE). As of February 6, 2015, there were approximately 1,030 common stockholders of record.

Dividends

We pay dividends on our common stock after our Board declares them. The Board reviews the dividend quarterly and establishes the dividend rate based upon such factors as our earnings, financial condition, capital requirements, debt covenant requirements and/or other relevant conditions. Although we expect to continue to declare and pay cash dividends on our common stock in the future, we cannot assure that dividends will be paid in the future or that, if paid, the dividends will be paid in the same amount as during 2014. Quarterly dividends were declared and paid on our common stock during 2014 as set forth in the table below.

QUARTERLY COMMON STOCK PRICE RANGES AND DIVIDENDS

	Prices
	High	Low	Cash Dividends Paid
2014-
Fourth Quarter	$58.70	$45.14	$0.40
Third Quarter	52.70	45.30	0.40
Second Quarter	52.49	45.49	0.40
First Quarter	47.86	42.64	0.40
2013-
Fourth Quarter	$47.18	$41.31	$0.38
Third Quarter	45.85	39.08	0.38
Second Quarter	43.17	38.12	0.38
First Quarter	40.35	35.06	0.38

On February 6, 2015, the last reported sale price on the NYSE for our common stock was $55.52.

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

FIVE-YEAR FINANCIAL SUMMARY

	Year Ended December 31,
	2014	2013	2012	2011	2010
Financial Results (in thousands, except per share data)
Operating revenues	$1,204,863	$1,154,519	$1,070,342	$1,117,316	$1,110,720
Net income	120,686	93,983	98,406	92,556	77,376
Basic earnings per share	3.01	2.46	2.67	2.55	2.14
Diluted earnings per share	2.99	2.46	2.66	2.53	2.14
Dividends declared & paid per common share	1.60	1.52	1.48	1.44	1.36
Financial Position
Total assets	$4,973,943	$3,715,260	$3,485,533	$3,210,438	$3,037,669
Long-term debt and capital leases, including current portion and short-term borrowings	1,959,831	1,327,604	1,211,182	1,110,063	1,103,922
Ratio of earnings to fixed charges	2.3	2.5	2.7	2.5	2.5

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Item 6 Selected Financial Data" and our Consolidated Financial Statements and related notes contained elsewhere in this Annual Report on Form 10-K. For additional information related to our industry segments, see Note 21 - Segment and Related Information, to the Consolidated Financial Statements, which is included in Item 8 herein. For information regarding our revenues, net income and assets, see our Consolidated Financial Statements included in Item 8.

OVERVIEW

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and natural gas to approximately 692,600 customers in Montana, South Dakota and Nebraska. As you read this discussion and analysis, refer to our Consolidated Statements of Income, which present the results of our operations for 2014, 2013 and 2012. Following is a brief overview of highlights for 2014, and a discussion of our strategy and outlook.

SIGNIFICANT ITEMS

Significant items for the year ended December 31, 2014 include:

•
In November 2014, we completed the purchase of eleven hydroelectric generating facilities with approximately 633 megawatts of generation capacity and one storage reservoir, for an adjusted purchase price of approximately $904 million (the Hydro Transaction). This included successfully accessing the capital markets as follows:

◦	Issued 7,766,990 shares of our common stock at $51.50 per share, and

◦	Issued $450 million of Montana First Mortgage Bonds at a fixed interest rate of 4.176% maturing in 2044.

•	Improvement in Net Income of $26.7 million as compared with 2013 as further discussed below.

•	Upgrade of our senior secured and senior unsecured credit ratings by Fitch Ratings (Fitch) in November 2014.

STRATEGY

We operate a stable regulated utility. As a regulated utility, we function within a cost-based operating structure as approved by various regulatory bodies and operate under exclusive and non-exclusive franchises to provide service in Montana, South Dakota and Nebraska. We are focused on providing our customers with safe and reliable service at reasonable rates.

We plan to continue growing through significant infrastructure investment. This investment includes distribution and transmission infrastructure projects to improve system reliability and safety, and environmental capital expenditures at our jointly owned plants. We also expect to pursue opportunities to add to our natural gas reserves portfolio to reduce gas supply cost volatility to our customers. We expect to pursue these investment opportunities in a manner that allows us to be flexible in adjusting to changing economic conditions by adjusting the timing and scale of the projects.

Investing in our system and making prudent acquisitions for integrating supply resources provide us the opportunity to grow our rate base and earn a reasonable return on invested capital. These investments also reflect our focus on maintaining our system reliability, and allow us to pursue the deployment of newer technology that promotes the efficient use of electricity. See the “Capital Requirements" discussion below for further detail on planned capital expenditures.

Hydro Transaction
The Hydro Transaction substantially increases our owned generation capacity and reduces reliance on market purchases to meet our customers' electricity demands. Over the long term, the Hydro Transaction positions us to be less exposed to market volatility and better positioned to control the cost of supplying electricity to our customers. We received approval from the MPSC to include the hydroelectric assets in our Montana rate base and will be allowed to recover our costs plus an allowed rate of return. The inclusion of the hydroelectric assets increases our rate base by approximately $870 million. We expect the hydroelectric generation assets to provide additional net income of approximately $38 to $40 million in 2015.

Regulatory Matters

General rate cases are necessary to cover the cost of providing safe, reliable service, while contributing to earnings growth and achieving our financial objectives. During the first quarter of each year we evaluate the need for electric and natural gas rate changes in each state in which we provide service.

South Dakota Electric Rate Case

In December 2014, we filed a request with the SDPUC for an annual increase to electric rates totaling approximately $26.5 million. Our request was based on a return on equity of 10%, a capital structure consisting of 46% debt and 54% equity and estimated rate base of $447.4 million. The SDPUC has not yet issued a procedural schedule and we do not anticipate implementing new rates until at least July 2015.

This is our first electric rate case in South Dakota since 1980. The filing requests recovery of capital expenditures related to improvements in our transmission and distribution delivery systems over time, the Aberdeen Generating Station, and additions (including estimated 2015 additions) to comply with additional emission reduction requirements at two of our jointly owned electric generating units that serve our South Dakota customers.

Dave Gates Generating Station at Mill Creek (DGGS) - FERC Filing

In April 2014, the FERC issued an order affirming a FERC Administrative Law Judge's (ALJ) initial decision in September 2012, regarding cost allocation at DGGS between retail and wholesale customers. This decision concluded we should allocate only a fraction of the costs we believe, based on facts and the law, should be allocated to FERC jurisdictional customers. We have been recognizing revenue consistent with the ALJ's initial decision. As of December 31, 2014, we have cumulative deferred revenue of approximately $27.3 million, which is subject to refund and recorded within current regulatory liabilities in the Consolidated Balance Sheets.

In May 2014, we filed a request for rehearing, which remains pending. In our request for rehearing, we have argued that no refunds are due even if the cost allocation method is modified prospectively. There is no deadline by which FERC must act on our rehearing petition but it could occur during the first quarter of 2015. Customer refunds, if any, will not be due until 30 days after a FERC order on rehearing. If unsuccessful on rehearing, we may appeal to a United States Circuit Court of Appeals. The time line for any such appeal could, depending on when the FERC issues a rehearing order, extend into 2016 or beyond.

The FERC order was assessed as a triggering event as to whether an impairment charge should be recorded with respect to DGGS. We continue to evaluate options to use DGGS in combination with other generation resources, including our newly acquired hydro facilities, to ensure cost recovery. Any alternative use of DGGS would be subject to regulatory approval and we cannot provide assurance of such approval. We do not believe an impairment loss is probable at this time; however, we will continue to evaluate recovery of this asset in the future as facts and circumstances change.

Distribution and Transmission System Investment

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

Our Montana Distribution System Infrastructure Project (DSIP) is a multi-year effort to accelerate the replacement and modernization of our existing electric and natural gas distribution system in Montana. With DSIP we intend to address a number of objectives to arrest and/or reverse the trend in aging infrastructure while maintaining and/or improving upon our already high level of safety and reliability. During 2014, we had DSIP capital expenditures of approximately $52 million. We are also working to define the project size, scope and timeline of our Montana Transmission System Infrastructure Project (TSIP). With TSIP we also intend to address aging infrastructure, system reliability and safety, capacity and preparing the system for adoption of new technologies. We are currently projecting capital expenditures for infrastructure (DSIP and TSIP) investment to be approximately $340 million over the next five years.

Natural Gas Production Assets

Since 2010, we have acquired gas production and gathering system assets as a part of an overall strategy to provide rate stability and customer value through the addition of regulated assets that are not subject to market forces. As of December 31, 2014, these owned reserves totaled approximately 70.4 Bcf and are estimated to provide approximately 5.8 Bcf each year, or about 29 percent of our current annual retail natural gas load in Montana. We continue to pursue opportunities to secure low cost gas reserves for our customers, with a target of owning 50% of our supply.

Other Supply Investments

The Big Stone electric generation facility is subject to additional emission reduction requirements. Our current estimate of project costs for Big Stone is approximately $384 million (our share is 23.4%). As of December 31, 2014, we have capitalized costs of approximately $71.8 million related to this project, which is expected to be operational by the end of 2015.

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

OVERALL CONSOLIDATED RESULTS

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

	Year Ended December 31,
	2014	2013	Change	% Change
	(in millions)
Operating Revenues
Electric	$878.0	$865.2	$12.8	1.5%
Natural Gas	326.9	287.6	39.3	13.7
Other	—	1.7	(1.7)	(100.0)
	$1,204.9	$1,154.5	$50.4	4.4%

	Year Ended December 31,
	2014	2013	Change	% Change
	(in millions)
Cost of Sales
Electric	$348.6	$358.7	$(10.1)	(2.8)%
Natural Gas	134.0	120.9	13.1	10.8
	$482.6	$479.6	$3.0	0.6%

	Year Ended December 31,
	2014	2013	Change	% Change
	(in millions)
Gross Margin
Electric	$529.4	$506.5	$22.9	4.5%
Natural Gas	192.9	166.7	26.2	15.7
Other	—	1.7	(1.7)	(100.0)
	$722.3	$674.9	$47.4	7.0%

Consolidated gross margin in 2014 was $722.3 million, an increase of $47.4 million, or 7.0%, from gross margin in 2013. Factors that impacted gross margin included:

Gross Margin 2014 vs. 2013
(in millions)
Natural gas production	$21.4
Hydro operations	20.5
Electric transmission	5.9
Montana natural gas rate increase	4.9
Natural gas and electric retail volumes	3.0
Operating expenses recovered in trackers	(3.4)
Electric Demand Side Management (DSM) lost revenues	(1.9)
Other	(3.0)
Consolidated Gross Margin	$47.4

Consolidated gross margin increased $47.4 million primarily due to the following:

•	An increase in natural gas production margin primarily due to the acquisition of gas production assets in December 2013;

•	An increase in generation margin from the November 2014 Hydro Transaction as discussed above. We expect hydro generation margin to be approximately $150 million in 2015;

•	Higher demand to transmit energy across our transmission lines due primarily to interconnection with MATL that went into commercial operation late in 2013;

•	The full period effect of an increase in Montana natural gas delivery rates implemented in April 2013; and

•	An increase in natural gas and electric retail volumes due primarily to colder winter weather and customer growth.

These increases were partly offset by:

•	Lower revenue for operating expenses recovered through our supply trackers, primarily related to efficiency measures implemented by customers; and

•
A decrease in electric DSM lost revenues recovered through our supply trackers related to efficiency measures implemented by customers. In 2013 we recognized approximately $3.8 million in revenues related to prior tracker periods (including $1.9 million related to calendar year 2012) that we had previously deferred pending approval of our electric tracker filing.

Demand-side management (DSM) lost revenues - Base rates, including impacts of past DSM activities, are reset in general rate case filings. As time passes between rate cases, more energy saving measures (primarily more efficient residential and commercial lighting) are implemented, causing an increase in DSM lost revenues.

During October 2013, the MPSC approved an order related to our 2012 electric supply tracker filing (covering July 1, 2011 through June 30, 2012), which included a decision on their review of an independent study related to our request for DSM lost revenues and addresses future DSM lost revenue recovery. During 2013, we recognized approximately $9.0 million of DSM lost revenues, which included approximately $1.9 million related to calendar year 2012 that we had previously deferred pending outcome of the review of the study results. During 2014, we recognized approximately $7.1 million of DSM lost revenues.

The order also included a provision expressing concern with the policy of continuing to allow DSM lost revenue recovery. Based on the MPSC's order, we expect to be able to collect at least $7.1 million of DSM lost revenues for each annual tracker period; however, since the 2013 and 2014 annual tracker filings (covering July 1, 2012 through June 30, 2014) are still subject to final approval, the MPSC may ultimately require us to refund a portion of the DSM lost revenues we have recognized since July 2012. We do not expect the MPSC to issue a final order related to the 2013/2014 annual tracker filings until at least the second half of 2015.

	Year Ended December 31,
	2014	2013	Change	% Change
	(in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$305.9	$285.6	$20.3	7.1%
Property and other taxes	114.6	105.5	9.1	8.6
Depreciation	123.8	112.8	11.0	9.8
	$544.3	$503.9	$40.4	8.0%

Consolidated operating, general and administrative expenses were $305.9 million in 2014 as compared to $285.6 million in 2013. Primary components of this change include the following:

Operating, General, & Administrative Expenses 2014 vs. 2013
(in millions)
Natural gas production	$8.9
Hydro operating costs	5.5
Hydro Transaction legal and professional fees	5.1
Nonemployee directors deferred compensation	1.7
Operating expenses recovered in trackers	(3.4)
Other	2.5
Increase in Operating, General & Administrative Expenses	$20.3

The increase in operating, general and administrative expenses of $20.3 million was primarily due to the following:

•	Higher natural gas production costs due to the acquisition of the production assets in 2013 discussed above;

•	Operating costs associated with the November 2014 Hydro Transaction. We expect hydro related operating costs to be approximately $40 million in 2015;

•	Higher legal and professional fees associated with the Hydro Transaction. Hydro Transaction related legal and professional fees were $9.5 million in 2014 as compared with $4.4 million in 2013; and

•
Non-employee directors deferred compensation increased primarily due to an increase in our stock price. Directors may defer their board fees into deferred shares held in a rabbi trust. If the market value of our stock goes up, deferred compensation expense increases; however, we account for the deferred shares as trading securities and their increase in value is also reflected in other income with no impact on net income.

These increases were partly offset by lower operating expenses recovered in trackers, primarily related to customer efficiency programs. These costs are included in our supply trackers and have no impact on operating income.

Property and other taxes were $114.6 million in 2014 as compared with $105.5 million in 2013. This increase was due primarily to higher assessed property valuations in Montana and plant additions, including approximately $1.9 million related to natural gas production assets and $1.7 million from the Hydro Transaction. We expect hydro related property and other taxes to be approximately $14 million in 2015.

Depreciation and depletion expense was $123.8 million in 2014 as compared with $112.8 million in 2013. This increase was primarily due to plant additions, including approximately $4.8 million of depletion related to natural gas production assets and $2.1 million of depreciation from the Hydro Transaction. We expect hydro related depreciation expense to be approximately $17 million in 2015.

Consolidated operating income in 2014 was $178.0 million, as compared with $171.0 million in 2013. This increase was primarily due to an increase in gross margin offset in part by higher operating expenses as discussed above.

Consolidated interest expense in 2014 was $77.8 million, an increase of $7.3 million, or 8.3%, from 2013. This increase includes $3.9 million associated with the bridge credit facility and $2.4 million from the issuance of $450 million of long-term debt in November 2014 related to the Hydro acquisition, and $4.4 million higher interest from the issuance in December 2013 of $100 million of long-term debt unrelated to the Hydro Transaction. These increases were partly offset by approximately $2.2 million in lower interest accrued on supply trackers and $1.2 million higher capitalization of AFUDC. We expect to incur additional hydro related interest expense of approximately $19 million in 2015. See "Liquidity and Capital Resources" for additional information regarding our financing activities.

Consolidated other income in 2014 was $10.2 million as compared with $7.7 million in 2013. This increase was primarily due to a $1.7 million gain on deferred shares held in trust for non-employee directors deferred compensation discussed above and higher capitalization of AFUDC.

Consolidated income tax benefit in 2014 was $10.3 million as compared with expense of $14.3 million in 2013. The following table summarizes the significant differences in income tax (benefit) expense based on the differences between our effective tax rate and the federal statutory rate (in millions):

	Year Ended December 31,
	2014		2013
Income Before Income Taxes	$110.4		$108.3

Income tax calculated at 35% Federal statutory rate	38.6	35.0%	37.9	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(2.0)	(1.8)	(3.1)	(2.8)
Flow through repairs deductions	(25.3)	(22.9)	(17.8)	(16.4)
Release of unrecognized tax benefit	(12.6)	(11.4)	—	—
Prior year permanent return to accrual adjustments	(5.2)	(4.7)	0.5	0.5
Production tax credits	(3.1)	(2.8)	(3.2)	(2.9)
Plant and depreciation of flow through items	0.1	0.1	(0.6)	(0.5)
Other, net	(0.8)	(0.8)	0.6	0.3
	(48.9)	(44.3)	(23.6)	(21.8)

Income tax (benefit) expense	$(10.3)	(9.3)%	$14.3	13.2%

Our effective tax rate differs from the federal statutory tax rate of 35% due to the regulatory impact of flowing through federal and state tax benefits of repairs deductions, state tax benefit of bonus depreciation deductions and production tax credits. The 2014 benefit also reflects the release of approximately $12.6 million of previously unrecognized tax benefits due to the lapse of statutes of limitation in the third quarter of 2014. In addition, in the third quarter of 2014, we elected the safe harbor method related to the deductibility of repair costs. This resulted in an income tax benefit of approximately $4.3 million for the cumulative adjustment for years prior to 2014, which is included in the prior year permanent return to accrual adjustments.

We expect our cash payments for income taxes will be minimal through at least 2016, based on our projected taxable income and anticipated use of consolidated NOL carryforwards.

Consolidated net income in 2014 was $120.7 million as compared with $94.0 million in 2013. This increase was primarily due to the income tax benefit in 2014 as discussed above, along with higher operating income and higher other income, offset in part by higher interest expense.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

	Year Ended December 31,
	2013	2012	Change	% Change
	(in millions)
Operating Revenues
Electric	$865.2	$805.6	$59.6	7.4%
Natural Gas	287.6	263.4	24.2	9.2
Other	1.7	1.3	0.4	30.8
	$1,154.5	$1,070.3	$84.2	7.9%

	Year Ended December 31,
	2013	2012	Change	% Change
	(in millions)
Cost of Sales
Electric	$358.7	$277.8	$80.9	29.1%
Natural Gas	120.9	117.6	3.3	2.8
	$479.6	$395.4	$84.2	21.3%

	Year Ended December 31,
	2013	2012	Change	% Change
	(in millions)
Gross Margin
Electric	$506.5	$527.8	$(21.3)	(4.0)%
Natural Gas	166.7	145.8	20.9	14.3
Other	1.7	1.3	0.4	30.8
	$674.9	$674.9	$—	—%

Consolidated gross margin in 2013 was $674.9 million, which remained flat from gross margin in 2012. Factors that impacted gross margin included:

Gross Margin 2013 vs. 2012
(in millions)
Natural gas and electric retail volumes	$11.9
Natural gas production	8.1
Montana natural gas rate increase	6.6
Spion Kop revenue	5.6
DGGS revenues	5.1
Property tax trackers	3.8
Electric transmission	3.7
Natural gas transportation capacity	1.3
Electric QF supply costs	1.0
Gain on CELP arbitration decision	(47.9)
Operating expenses recovered in trackers	(2.0)
DSM lost revenues	(0.3)
Other	3.1
Consolidated Gross Margin	$—

The changes in gross margin include the following:

•	An increase in natural gas and electric retail volumes due primarily to colder winter and spring weather;

•
An increase in natural gas production margin primarily due to the full period effect of the acquisition of gas production assets in the third quarter of 2012 and the acquisition of gas production assets in December 2013;

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

	Year Ended December 31,
	2013	2012	Change	% Change
	(in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$285.6	$270.0	$15.6	5.8%
MSTI impairment	—	24.0	$(24.0)	100.0%
Property and other taxes	105.5	97.7	7.8	8.0
Depreciation	112.8	106.0	6.8	6.4
	$503.9	$497.7	$6.2	1.2%

Consolidated operating, general and administrative expenses were $285.6 million in 2013 as compared to $270.0 million in 2012. Primary components of this change included the following:

Operating, General, & Administrative Expenses 2013 vs. 2012
(in millions)
DSIP expenses	$12.4
Hydro Transaction costs	4.4
Labor	4.4
Plant operator costs	4.2
Natural gas production	3.0
Nonemployee directors deferred compensation	2.6
Bad debt expense	1.4
Pension and employee benefits	(15.4)
Operating expenses recovered in trackers	(2.0)
Other	0.6
Increase in Operating, General and Administrative Expenses	$15.6

The increase in operating, general and administrative expenses of $15.6 million was primarily due to the following:

•	DSIP expenses of $12.4 million as discussed above;

•	Legal and professional fees associated with the Hydro Transaction;

•	Increased labor costs due primarily to compensation increases, a larger number of employees, and less time spent on capital projects, which increases expense;

•	Higher plant operator costs primarily due to the Spion Kop acquisition and higher maintenance and outage costs at Colstrip Unit 4 and Neal #4;

•	Higher natural gas production costs due to the acquisition of the natural gas production assets discussed above;

•	Non-employee directors deferred compensation increased primarily due to changes in our stock price; and

•	Higher bad debt expense, due to a combination of higher revenues and slower collections of receivables from customers related to our customer information systems implementation.

These increases were partly offset by:

•
Decreased pension expense of approximately $19.1 million offset in part by higher incentive and other employee benefit costs. Our Montana pension costs are included in expense on a pay as you go (cash funding) basis. We received a pension accounting order from the MPSC in 2008, which based our Montana pension expense on an average of our funding requirements for calendar years 2005 through 2012 in order to smooth the impact of increased cash funding. Our pension expense decreased to $11.9 million in 2013 as compared with $29.4 million in 2012; and

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

We had a consolidated income tax expense in 2013 of $14.3 million as compared with $18.1 million in 2012. Our effective tax rate was 13.2% for 2013 and 15.5% for 2012. The following table summarizes the significant differences from the Federal statutory rate, which resulted in reduced income tax expense:

	2013		2012
	(in millions)%		(in millions)%
Income Before Income Taxes	$108.3		$116.5

Income tax calculated at 35% Federal statutory rate	37.9	35.0%	40.8	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(3.1)	(2.8)%	1.1	0.9%
Flow through repairs deductions	(17.8)	(16.4)%	(16.4)	(14.0)%
Production tax credits	(3.2)	(2.9)%	—	—%
Plant and depreciation of flow through items	(0.6)	(0.5)%	(1.3)	(1.1)%
Recognition of state NOL benefit	—	—%	(2.4)	(2.1)%
Prior year permanent return to accrual adjustments	0.5	0.5%	(1.9)	(1.6)%
Other, net	0.6	0.3%	(1.8)	(1.6)%
	$(23.6)	(21.8)%	$(22.7)	(19.5)%

Income tax expense	$14.3	13.2%	$18.1	15.5%

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

•
Regulation Services: FERC jurisdictional services that ensure reliability and support the transmission of electricity from generation sites to customer loads. Such services include regulating reserves, load balancing and voltage support.

•	Other: Miscellaneous electric revenues.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

	Results
	2014	2013	Change	% Change
	(in millions)
Retail revenue	$778.7	$781.7	$(3.0)	(0.4)%
Regulatory amortization	33.9	25.1	8.8	35.1
Total retail revenues	812.6	806.8	5.8	0.7
Transmission	56.0	50.1	5.9	11.8
Regulation Services	1.6	1.5	0.1	6.7
Other	7.8	6.8	1.0	14.7
Total Revenues	878.0	865.2	12.8	1.5
Total Cost of Sales	348.6	358.7	(10.1)	(2.8)%
Gross Margin	$529.4	$506.5	$22.9	4.5%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2014	2013	2014	2013	2014	2013
	(in thousands)
Retail Electric
Montana	$259,070	$271,283	2,400	2,411	283,319	280,517
South Dakota	50,687	48,574	582	580	49,590	49,298
Residential	309,757	319,857	2,982	2,991	332,909	329,815
Montana	323,943	321,261	3,211	3,182	63,769	63,154
South Dakota	75,084	69,800	979	965	12,330	12,073
Commercial	399,027	391,061	4,190	4,147	76,099	75,227
Industrial	41,692	41,495	2,203	2,158	76	74
Other	28,215	29,316	177	187	6,147	5,991
Total Retail Electric	$778,691	$781,729	9,552	9,483	415,231	411,107

	Degree Days			2014 as compared with:
Cooling Degree-Days	2014	2013	Historic Average	2013	Historic Average
Montana	332	438	307	24% colder	8% warmer
South Dakota	596	848	733	30% colder	19% colder

	Degree Days			2014 as compared with:
Heating Degree-Days	2014	2013	Historic Average	2013	Historic Average
Montana	7,882	7,817	7,889	1% colder	Remained flat
South Dakota	8,399	8,292	7,653	1% colder	10% colder

The following summarizes the components of the changes in electric margin for the years ended December 31, 2014 and 2013:

Gross Margin 2014 vs. 2013
(in millions)
Hydro operations	$20.5
Transmission	5.9
Retail volumes	1.6
Operating expenses recovered in supply tracker	(3.4)
DSM lost revenues	(1.9)
Other	0.2
Increase in Gross Margin	$22.9

This increase in margin is primarily due to:

•	An increase in generation margin from the November 2014 Hydro Transaction;

•	Higher demand to transmit energy across our transmission lines due primarily to interconnection with MATL that went into commercial operation late in 2013; and

•	An increase in overall retail volumes as a result of colder winter weather and customer growth.

These increases were partly offset by:

•	Lower revenue for operating expenses recovered through our supply trackers, primarily related to efficiency measures implemented by customers; and

•	A decrease in DSM lost revenues recovered through our supply trackers related to efficiency measures implemented by customers, as discussed above.

The increase in regulatory amortization revenue reflected above is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on gross margin.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

	Results
	2013	2012	Change	% Change
	(in millions)
Retail revenue	$781.7	$747.9	$33.8	4.5%
Regulatory amortization	25.1	10.0	15.1	151.0
Total retail revenues	806.8	757.9	48.9	6.5
Transmission	50.1	46.4	3.7	8.0
Regulation Services	1.5	(6.1)	7.6	(124.6)
Other	6.8	7.4	(0.6)	(8.1)
Total Revenues	865.2	805.6	59.6	7.4
Total Cost of Sales	358.7	277.8	80.9	29.1%
Gross Margin	$506.5	$527.8	$(21.3)	(4.0)%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2013	2012	2013	2012	2013	2012
	(in thousands)
Retail Electric
Montana	$271,283	$255,623	2,411	2,356	280,517	273,984
South Dakota	48,574	47,696	580	544	49,298	48,929
Residential	319,857	303,319	2,991	2,900	329,815	322,913
Montana	321,261	308,077	3,182	3,199	63,154	62,102
South Dakota	69,800	69,639	965	938	12,073	12,113
Commercial	391,061	377,716	4,147	4,137	75,227	74,215
Industrial	41,495	37,835	2,158	2,054	74	74
Other	29,316	29,074	187	199	5,991	5,990
Total Retail Electric	$781,729	$747,944	9,483	9,290	411,107	403,192

	Degree Days			2013 as compared with:
Cooling Degree-Days	2013	2012	Historic Average	2012	Historic Average
Montana	438	450	301	3% colder	46% warmer
South Dakota	848	1,084	734	22% colder	16% warmer

	Degree Days			2013 as compared with:
Heating Degree-Days	2013	2012	Historic Average	2012	Historic Average
Montana	7,817	7,331	7,888	7% colder	1% warmer
South Dakota	8,292	6,387	7,632	30% colder	9% colder

The following summarizes the components of the changes in electric margin for the years ended December 31, 2013 and 2012:

Gross Margin 2013 vs. 2012
(in millions)
Gain on CELP arbitration decision	$(47.9)
Operating expenses recovered in trackers	(1.1)
Spion Kop revenue	5.6
Retail volumes	5.4
DGGS revenues	5.1
Property tax trackers	3.8
Transmission	3.7
QF supply costs	1.0
DSM lost revenues	0.9
Other	2.2
Decrease in Gross Margin	$(21.3)

This decrease in margin is primarily due to:

•	A $47.9 million gain in 2012 associated with a favorable arbitration decision related to a dispute over energy and capacity rates with CELP; and

•	Lower revenues for operating expenses recovered in trackers, primarily related to customer efficiency programs.

These decreases were offset in part by:

•	The acquisition of the Spion Kop wind farm in the fourth quarter of 2012;

•	An increase in retail volumes due primarily to colder winter and spring weather;

•	Higher DGGS ancillary services revenue primarily due to inclusion in 2012 results of a $6.4 million deferral of revenues collected in 2011 related to the FERC ALJ nonbinding decision discussed above;

•	An increase in property taxes included in a tracker;

•	An increase in transmission revenues due to higher demand to transmit energy for others across our lines;

•	Lower QF related supply costs based on actual QF pricing and output; and

•	An increase in DSM lost revenues recovered through our supply trackers related to efficiency measures implemented by customers.

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

NATURAL GAS MARGIN

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

	Results
	2014	2013	Change	% Change
	(in millions)
Retail revenue	$282.6	$253.4	$29.2	11.5%
Regulatory amortization	1.3	(5.2)	6.5	(125.0)
Total retail revenues	283.9	248.2	35.7	14.4
Wholesale and other	43.0	39.4	3.6	9.1
Total Revenues	326.9	287.6	39.3	13.7
Total Cost of Sales	134.0	120.9	13.1	10.8
Gross Margin	$192.9	$166.7	$26.2	15.7%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2014	2013	2014	2013	2014	2013
	(in thousands)
Retail Gas
Montana	$124,635	$111,605	12,797	12,736	163,920	162,542
South Dakota	29,807	26,302	3,278	3,074	38,594	38,230
Nebraska	25,488	24,740	2,730	2,648	36,845	36,692
Residential	179,930	162,647	18,805	18,458	239,359	237,464
Montana	63,707	56,356	7,044	6,591	22,717	22,614
South Dakota	22,235	19,163	3,117	3,025	6,166	6,045
Nebraska	14,297	13,160	2,058	1,971	4,629	4,601
Commercial	100,239	88,679	12,219	11,587	33,512	33,260
Industrial	1,286	1,083	139	129	262	264
Other	1,130	1,019	139	137	153	156
Total Retail Gas	$282,585	$253,428	31,302	30,311	273,286	271,144

	Degree Days			2014 as compared with:
Heating Degree-Days	2014	2013	Historic Average	2013	Historic Average
Montana	7,882	7,817	7,889	1% colder	Remained flat
South Dakota	8,399	8,292	7,653	1% colder	10% colder
Nebraska	6,412	6,446	6,315	1% warmer	2% colder

The following summarizes the components of the changes in natural gas margin for the years ended December 31, 2014 and 2013:

Gross Margin 2014 vs. 2013
(in millions)
Natural gas production	$21.4
Montana rate increase	4.9
Retail volumes	1.4
Other	(1.5)
Increase in Gross Margin	$26.2

This increase in gross margin and volumes was primarily due to:

•	An increase in natural gas production margin primarily due to the acquisition of gas production assets in December 2013;

•	An increase in Montana natural gas delivery rates implemented in April 2013; and

•	An increase in retail volumes due primarily to colder weather and customer growth.

The increase in regulatory amortization is primarily due to timing differences between when we incur natural gas supply costs and when we recover these costs in rates from our customers. In addition, our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

	Results
	2013	2012	Change	% Change
	(in millions)
Retail revenue	$253.4	$220.8	$32.6	14.8%
Regulatory amortization	(5.2)	7.9	(13.1)	(165.8)
Total retail revenues	248.2	228.7	19.5	8.5
Wholesale and other	39.4	34.7	4.7	13.5
Total Revenues	287.6	263.4	24.2	9.2
Total Cost of Sales	120.9	117.6	3.3	2.8
Gross Margin	$166.7	$145.8	$20.9	14.3%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2013	2012	2013	2012	2013	2012
	(in thousands)
Retail Gas
Montana	$111,605	$102,884	12,736	11,826	162,542	159,431
South Dakota	26,302	21,085	3,074	2,351	38,230	37,915
Nebraska	24,740	19,223	2,648	2,129	36,692	36,595
Residential	162,647	143,192	18,458	16,306	237,464	233,941
Montana	56,356	51,978	6,591	6,082	22,614	22,326
South Dakota	19,163	13,446	3,025	2,116	6,045	5,980
Nebraska	13,160	10,250	1,971	1,674	4,601	4,580
Commercial	88,679	75,674	11,587	9,872	33,260	32,886
Industrial	1,083	1,021	129	121	264	272
Other	1,019	905	137	118	156	150
Total Retail Gas	$253,428	$220,792	30,311	26,417	271,144	267,249

	Degree Days			2013 as compared with:
Heating Degree-Days	2013	2012	Historic Average	2012	Historic Average
Montana	7,817	7,331	7,888	7% colder	1% warmer
South Dakota	8,292	6,387	7,632	30% colder	9% colder
Nebraska	6,446	5,175	6,302	25% colder	2% colder

The following summarizes the components of the changes in natural gas margin for the years ended December 31, 2013 and 2012:

Gross Margin 2013 vs. 2012
(in millions)
Natural gas production	$8.1
Retail volumes	6.5
Montana rate increase	6.6
Transportation capacity	1.3
DSM lost revenues	(1.2)
Operating expenses recovered in trackers	(0.9)
Other	0.5
Increase in Gross Margin	$20.9

This increase in gross margin and volumes was primarily due to:

•
An increase in natural gas production margin primarily due to the full period effect of the acquisition of gas production assets in the third quarter of 2012 and the acquisition of gas production assets in December 2013;

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

We issue debt securities to refinance retiring maturities, reduce short-term debt, fund construction programs and for other general corporate purposes. To fund our strategic growth opportunities we utilize available cash flow, debt capacity and equity issuances that allows us to maintain investment grade ratings. We plan to maintain a 50 - 55% debt to total capital ratio excluding capital leases, and expect to continue targeting a long-term dividend payout ratio of 60 - 70% of earnings per share; however, there can be no assurance that we will be able to meet these targets.

During the fourth quarter of 2014, we financed the Hydro Transaction with a combination of $450 million of Montana first mortgage bonds, $386 million of additional equity and cash flows from operations. The equity was raised through the issuance of 7,766,990 shares of our common stock at $51.50 per share.

We also issued $30 million of South Dakota first mortgage bonds during the fourth quarter of 2014 to fund a portion of the project at Big Stone.

During the first quarter of 2014, we issued 295,979 shares of our common stock at an average price of $45.65 per share, for net proceeds of $13.4 million.

Short-term liquidity is provided by internal cash flows, the sale of commercial paper and use of our revolving credit facility. We utilize our short-term borrowings and/or revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. Short-term borrowings may also be used to temporarily fund utility capital requirements. As of December 31, 2014, our total net liquidity was approximately $102.5 million, including $20.4 million of cash and $82.1 million of revolving credit facility availability. As of December 31, 2014, there were no letters of credit outstanding.

We closely monitor the financial institutions associated with our credit facility. A total of eight banks participate in our revolving credit facility, with no one bank providing more than 21% of the total availability. As of December 31, 2014, no bank has advised us of its intent to withdraw from the revolving credit facility or to not honor its obligations. Our revolving credit facility requires us to maintain a debt to capitalization ratio at or below 65%. At December 31, 2014, we were in compliance with this ratio. The revolving credit facility also contains default and related acceleration provisions related to default on other debt. The following table presents additional information about short term borrowings during the year ended December 31, 2014 (in millions):

Amount outstanding at year end	$267.8
Daily average amount outstanding	$132.5
Maximum amount outstanding	$276.9
Minimum amount outstanding	$50.0

As of February 6, 2015, our availability under our revolving credit facility was approximately $112.1 million.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and impact our trade credit availability. Fitch, Moody's Investors Service (Moody's) and Standard and Poor's Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies' assessment of our ability to pay interest and principal when due on our debt. As of February 6, 2015, our ratings with these agencies were as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch (1)	A	A-	F2	Stable
Moody’s	A1	A3	Prime-2	Stable
S&P	A-	BBB	A-2	Stable
___________________________
(1) Fitch upgraded our senior secured and senior unsecured credit ratings on November 5, 2014, from A- and BBB+, respectively, as reflected above.

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Capital Requirements

Our capital expenditures program is subject to continuing review and modification. Actual utility construction expenditures may vary from estimates due to changes in electric and natural gas projected load growth, changing business operating conditions and other business factors. We anticipate funding capital expenditures through cash flows from operations, available credit sources, debt and equity issuances and future rate increases. Our estimated capital expenditures for the next five years are as follows (in thousands):

Year	Electric	Natural Gas	Total
2015	$260,100	$46,300	$306,400
2016	252,200	53,300	305,500
2017	254,500	50,300	304,800
2018	226,600	34,800	261,400
2019	236,300	32,600	268,900

Infrastructure Projects - We are currently projecting capital expenditures for infrastructure investment to be approximately $340 million over the next five years, which is included in the table above. These infrastructure projections reflect our need to address aging infrastructure discussed above in the "Strategy" section.

Our estimated capital requirements above do not include estimates for incremental natural gas reserve acquisitions, potential peaking generation needs or other investment opportunities that may arise.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of December 31, 2014. See additional discussion in Note 20 – Commitments and Contingencies to the Consolidated Financial Statements.

	Total	2015	2016	2017	2018	2019	Thereafter
	(in thousands)
Long-term debt	$1,662,099	$—	$150,000	$—	$55,000	$250,000	$1,207,099
Capital leases	29,892	1,730	1,837	1,979	2,133	2,298	19,915
Short-term borrowings	267,840	267,840	—	—	—	—	—
Future minimum operating lease payments	4,450	1,996	1,484	671	70	61	168
Estimated pension and other postretirement obligations (1)	68,024	13,716	13,680	13,626	13,554	13,448	N/A
Qualifying facilities (2) liability	1,015,088	69,606	71,598	73,622	75,688	77,791	646,783
Supply and capacity contracts (3)	1,636,157	206,520	161,108	134,947	107,349	103,496	922,737
Contractual interest payments on debt (4)	1,299,521	83,052	83,052	73,992	72,216	61,392	925,817
Environmental remediation obligations (1)	8,000	1,900	2,000	1,600	1,700	800	N/A
Total Commitments (5)	$5,991,071	$646,360	$484,759	$300,437	$327,710	$509,286	$3,722,519
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

(3)	We have entered into various purchase commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 27 years.

(4)	For our variable rate short-term borrowings outstanding, we have assumed an average interest rate of 0.50% through maturity.

(5)	Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

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

As of December 31, 2014, we are under collected on our natural gas and electric trackers by approximately $33.0 million, as compared with $27.3 million as of December 31, 2013, and $10.4 million as of December 31, 2012.

Cash Flows

The following table summarizes our consolidated cash flows for 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
Operating Activities
Net income	$120.7	$94.0	$98.4
Non-cash adjustments to net income	114.6	166.1	132.0
Changes in working capital	10.9	(30.4)	47.0
Other noncurrent assets and liabilities	3.8	(36.0)	(26.2)
	250.0	193.7	251.2
Investing Activities
Property, plant and equipment additions	(270.3)	(230.5)	(219.2)
Acquisitions	(903.6)	(68.7)	(103.2)
Change in restricted cash	(16.3)	—	—
Investment in New Market Tax Credit program	(18.2)	—	—
Proceeds from sale of assets	1.5	3.8	0.2
	(1,206.9)	(295.4)	(322.2)
Financing Activities
Proceeds from issuance of common stock, net	399.2	56.8	28.5
Issuances of long-term debt, net	505.7	99.9	146.1
Issuances (repayments) of short-term borrowings, net	126.9	18.0	(44.0)
Dividends on common stock	(65.0)	(57.7)	(54.2)
Other	(6.1)	(8.5)	(1.5)
	960.7	108.5	74.9
Net Increase in Cash and Cash Equivalents	$3.8	$6.8	$3.9
Cash and Cash Equivalents, beginning of period	$16.6	$9.8	$5.9
Cash and Cash Equivalents, end of period	$20.4	$16.6	$9.8

Cash Flows Provided By Operating Activities

As of December 31, 2014, our cash and cash equivalents were $20.4 million as compared with $16.6 million at December 31, 2013. Cash provided by operating activities totaled $250.0 million for the year ended December 31, 2014 as compared with $193.7 million during 2013. This increase in operating cash flows is primarily due to higher net income and improved collections of customer receivables as compared with 2013, as the prior year was affected by billing delays resulting from the implementation of a new customer information system in September 2013.

Our 2013 operating cash flows decreased by approximately $57.5 million as compared with 2012. This decrease in operating cash flows was primarily associated with a decrease in collection of receivables from customers due to the billing delays discussed above. Also contributing to the decrease in operating cash flows were a $16.9 million increase in the undercollection of supply costs in our trackers and higher interest payments of approximately $6.5 million.

Cash Flows Used In Investing Activities

Cash used in investing activities totaled $1.2 billion during the year ended December 31, 2014, as compared with $295.4 million during 2013, and $322.2 million in 2012. During 2014, we completed the Hydro Transaction for approximately $903.5 million. Property, plant and equipment additions during 2014 also included maintenance additions of approximately $180.3 million, supply related capital expenditures of approximately $38.1 million, primarily related to environmental compliance costs at our jointly owned plants, and DSIP capital expenditures of approximately $52.0 million. Property, plant and equipment additions during 2013 and 2012 were $230.5 million, and $219.2 million, respectively. Asset acquisitions during 2013 primarily consist of Montana natural gas production assets. Asset acquisitions during 2012 included Spion Kop wind generation and Montana natural gas production assets.

Cash Flows Provided By Financing Activities

Cash provided by financing activities totaled $960.7 million during 2014 as compared with $108.4 million during 2013 and $74.9 million during 2012. During 2014, primarily to fund the Hydro Transaction we received proceeds from common stock issuances of $399.2 million, proceeds from the net issuance of debt of $505.7 million, and proceeds from the net issuance of commercial paper of $126.9 million, partially offset by the payment of dividends of $65.0 million. During 2013, we received proceeds from common stock issuances of $56.8 million, proceeds from the issuance of debt of $99.9 million, and proceeds from the net issuance of commercial paper of $18.0 million, partially offset by the payment of dividends on common stock of $57.7 million.

Financing Transactions - In November 2014, we issued $450 million aggregate principal amount of Montana First Mortgage Bonds at a fixed interest rate of 4.176% maturing in 2044 as a portion of the permanent financing of the Hydro Transaction. In December 2014, we issued $30 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 4.22% maturing in 2044. Proceeds were used to fund a portion of our investment growth opportunities. The bonds are secured by our electric and natural gas assets in the respective jurisdictions.

In November 2014, we issued 7,766,990 shares of our common stock at $51.50 per share, for aggregate net proceeds of $386 million to fund the Hydro Transaction. In April 2012, we entered into an Equity Distribution Agreement pursuant to which we could offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $100 million. During the first quarter of 2014, we issued 295,979 shares of our common stock at an average price of $45.65 per share, for net proceeds of $13.4 million, which are net of sales commissions of approximately $147,000 and other fees. This concluded our sales pursuant to the Equity Distribution Agreement. Total shares issued under the Equity Distribution Agreement were 2,492,889 shares at an average price of $40.11, for net proceeds of $98.7 million.

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

As of April 1, 2014, the fair value of each of our reporting units substantially exceeded carrying value, including goodwill. In estimating cash flows, we incorporate expected long-term growth rates in our service territory, regulatory stability, and commodity prices (where appropriate), as well as other factors that affect our revenue, expense and capital expenditure projections. Due to our regulated environment, if an increase in the cost of capital occurred, the effect on the corresponding reporting unit's fair value should be ultimately offset by a similar increase in the reporting unit's regulated revenues since those rates include a component that is based on the reporting unit's cost of capital.

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

Qualifying Facilities Liability

Our QF liability primarily consists of unrecoverable costs associated with three contracts covered under the Public Utility Regulatory Policies Act (PURPA). Under the terms of these contracts, we are required to purchase minimum amounts of energy at prices ranging from $74 to $136 per MWH through 2029. Our estimated gross contractual obligation related to the QFs is approximately $1.0 billion through 2029. A portion of the costs incurred to purchase this energy is recoverable through rates, totaling approximately $0.8 billion through 2029. We maintain a liability based on the net present value (discounted at 7.75%) of the difference between our estimated obligations under the QFs and the fixed amounts recoverable in rates.

The liability was established based on certain assumptions and projections over the contract terms related to pricing, estimated output and recoverable amounts. Since the liability is based on projections over the next several years, actual QF output, changes in pricing, contract amendments and regulatory decisions relating to QFs could significantly impact the liability and our results of operations in any given year. In assessing the liability each reporting period, we compare our assumptions to actual results and make adjustments as necessary for that period.

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

Regulatory Assets and Liabilities

Our operations are subject to the provisions of ASC 980, Accounting for the Effects of Certain Types of Regulation (ASC 980). Our regulatory assets are the probable future revenues associated with certain costs to be recovered from customers through the ratemaking process, including our estimate of amounts recoverable for natural gas and electric supply purchases. Regulatory liabilities are the probable future reductions in revenues associated with amounts to be credited to customers through the ratemaking process. We determine which costs are recoverable by consulting previous rulings by state regulatory authorities in jurisdictions where we operate or other factors that lead us to believe that cost recovery is probable. This accounting treatment is impacted by the uncertainties of our regulatory environment, anticipated future regulatory decisions and their impact. If any part of our operations becomes no longer subject to the provisions of ASC 980, or facts and circumstances lead us to conclude that a recorded regulatory asset is no longer probable of recovery, we would record a charge to earnings, which could be material. In addition, we would need to determine if there was any impairment to the carrying costs of the associated plant and inventory assets.

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

Assumptions

Key actuarial assumptions utilized in determining these costs include:

•	Discount rates used in determining the future benefit obligations;

•	Expected long-term rate of return on plan assets; and

•	Mortality assumptions.

We review these assumptions on an annual basis and adjust them as necessary. The assumptions are based upon market interest rates, past experience and management's best estimate of future economic conditions.

We set the discount rate using a yield curve analysis, which projects benefit cash flows into the future and then discounts those cash flows to the measurement date using a yield curve. This is done by constructing a hypothetical bond portfolio whose cash flow from coupons and maturities matches the year-by-year, projected benefit cash flow from our plans. Based on this analysis as of December 31, 2014, our discount rate on the NorthWestern Corporation pension plan is 3.75% and on the NorthWestern Energy pension plan is 3.90%. The decrease in discount rate during 2014 increased our projected benefit obligation by approximately $73.6 million.

In determining the expected long-term rate of return on plan assets, we review historical returns, the future expectations for returns for each asset class weighted by the target asset allocation of the pension and postretirement portfolios, and long-term inflation assumptions. Our expected long-term rate of return on assets assumption is 5.80% for 2015.

During 2014, we also updated our mortality assumptions to adopt the Society of Actuaries mortality table (RP-2014) and mortality projection scale (MP-2014) released in October 2014. This change in mortality assumption increased our projected benefit obligation by approximately $33.8 million. We do not expect these assumption changes to have a significant impact on our contribution requirements for 2015.

Cost Sensitivity

The following table reflects the sensitivity of pension costs to changes in certain actuarial assumptions (in thousands):

Actuarial Assumption	Change in Assumption	Impact on Pension Cost	Impact on Projected Benefit Obligation
Discount rate	0.25%	$(1,746)	$(23,116)
	(0.25)	1,825	24,451
Rate of return on plan assets	0.25	(1,273)	N/A
	(0.25)	(1,273)	N/A

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

Income Taxes

Judgment and the use of estimates are required in developing the provision for income taxes and reporting of tax-related assets and liabilities. Deferred income tax assets and liabilities represent the future effects on income taxes from temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The probability of realizing deferred tax assets is based on forecasts of future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. We establish a valuation allowance when it is more likely than not that all, or a portion of, a deferred tax asset will not be realized. Exposures exist related to various tax filing positions, which may require an extended period of time to resolve and may result in income tax adjustments by taxing authorities. We have reduced deferred tax assets or established liabilities based on our best estimate of future probable adjustments related to these exposures. On a quarterly basis, we evaluate exposures in light of any additional information and make adjustments as necessary to reflect the best estimate of the future outcomes. We currently estimate that as of December 31, 2014, we have approximately $351 million of consolidated NOLs prior to consideration of unrecognized tax benefits to offset federal taxable income in future years. We believe our deferred tax assets and established liabilities are appropriate for estimated exposures; however, actual results may differ significantly from these estimates.

The interpretation of tax laws involves uncertainty. Ultimate resolution of income tax matters may result in favorable or unfavorable impacts to net income and cash flows and adjustments to tax-related assets and liabilities could be material. The uncertainty and judgment involved in the determination and filing of income taxes is accounted for by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We have unrecognized tax benefits of approximately $95.9 million as of December 31, 2014. The resolution of tax matters in a particular future period could have a material impact on our provision for income taxes, results of operations and our cash flows.

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

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%. To more cost effectively meet short-term cash requirements, we established a program where we may issue commercial paper; which is supported by our revolving credit facility. Since commercial paper terms are short-term, we are subject to interest rate risk. As of December 31, 2014, we had approximately $267.8 million of commercial paper outstanding and no borrowings on our revolving credit facility. A 1% increase in interest rates would increase our annual interest expense by approximately $2.7 million.

Commodity Price Risk

We are exposed to commodity price risk due to our reliance on market purchases to fulfill a portion of our electric and natural gas supply requirements within the Montana market. We also participate in the wholesale electric market to balance our supply of power from our own generating resources. Several factors influence price levels and volatility. These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, fuel availability, market liquidity, and the nature and extent of current and potential federal and state regulations.

As part of our overall strategy for fulfilling our electric and natural gas supply requirements, we employ the use of market purchases and sales, including forward contracts. These types of contracts are included in our supply portfolios and in some instances, are used to manage price volatility risk by taking advantage of seasonal fluctuations in market prices. These contracts are part of an overall portfolio approach intended to provide price stability for consumers. As a regulated utility, our exposure to market risk caused by changes in commodity prices is substantially mitigated because these commodity costs are included in our cost tracking mechanisms and are recoverable from customers subject to prudence reviews by applicable state regulatory commissions.

Market prices for electricity are currently low. For the period in 2015 that we own the Kerr Project and taking into account purchased power commitments, we expect to have more generation output than our customer demand. The first-year regulated revenue requirement for the Hydro Transaction includes credits for our customers from the sale of generated electricity that exceeds our needs. The MPSC order approving the Hydro Transaction authorizes us to track these revenue credits on a portfolio basis. If the amount of electricity available for sale is lower than expected from our owned generation resources, or if market prices for electricity that is sold are lower than expected, we may not realize the anticipated revenue credits. The MPSC may disallow recovery of any shortfall in revenue credits.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial information, including the reports of independent registered public accounting firm, the quarterly financial information, and the financial statement schedule, required by this Item 8 is set forth on pages F-1 to F- 49 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

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

We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our principal executive officer and principal financial officer have concluded that, as of December 31, 2014, our disclosure controls and procedures are effective.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our evaluation, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. Their report appears on page F-3.

ITEM 9B.  OTHER INFORMATION

Not applicable.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and corporate governance will be set forth in NorthWestern Corporation's Proxy Statement for its 2015 Annual Meeting of Shareholders, which is incorporated by reference. Information with respect to our Executive Officers is included in Item 1 to this report.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item will be set forth in NorthWestern Corporation's Proxy Statement for its 2015 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this item will be set forth in NorthWestern Corporation's Proxy Statement for its 2015 Annual Meeting of Shareholders, which is incorporated by reference. Information with respect to issuance under equity compensation plans is included in Part II, Item 5 to this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning relationships and related transactions of the directors and officers of NorthWestern Corporation and director independence will be set forth in NorthWestern Corporation's Proxy Statement for its 2015 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning fees paid to the principal accountant for each of the last two years will be set forth in NorthWestern Corporation's Proxy Statement for its 2015 Annual Meeting of Shareholders, which is incorporated by reference.

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Consolidated Financial Statements.

The following items are included in Part II, Item 8 of this annual report on Form 10-K:

CONSOLIDATED FINANCIAL STATEMENTS:

(2)	Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts	F-50

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

2.1(d)
Amendment to the Purchase and Sale Agreement, dated November 17, 2014, between NorthWestern Corporation and PPL Montana, LLC (incorporated by reference by Exhibit 2.2 of NorthWestern Corporation's Current Report on form 8-K, dated November 24, 2014, Commission File No. 1-10499)

3.1
Amended and Restated Certificate of Incorporation of NorthWestern Corporation, dated November 1, 2004 (incorporated by reference to Exhibit 3.1 of NorthWestern Corporation's Current Report on Form 8-K, dated October 20, 2004, Commission File No. 1-10499).

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

4.2(f)
Twelfth Supplemental Indenture, dated as of December 1, 2014, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated December 19, 2014, Commission File No. 1-10499).

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

4.4(n)*	Thirty-second Supplemental Indenture, dated as of November 1, 2014, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees.
4.4(o)
Thirty-third Supplemental Indenture, dated as of November 14, 2014, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated November 14, 2014, Commission File No. 1-10499).

4.4(p)*	Thirty-fourth Supplemental Indenture, dated as of January 1, 2015, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees.
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

10.1(m) †
Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 18, 2014, Commission File No. 1-10499).

10.1(n) †
NorthWestern Corporation Amended and Restated Equity Compensation Plan, as amended effective July 1, 2014 (incorporated by reference to Appendix A to NorthWestern Corporation's Proxy Statement for the 2014 Annual Meeting of Shareholders filed on March 7, 2014, Commission File No. 1-10499).

10.1(o) †
NorthWestern Energy 2015 Annual Incentive Plan (incorporated by reference to Exhibit 99.01 of NorthWestern Corporation's Current Report on Form 8-K, dated December 22, 2014, Commission File No. 1-10499).

10.1(p) †
Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.02 of NorthWestern Corporation's Current Report on Form 8-K, dated December 22, 2014, Commission File No. 1-10499).

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

NORTHWESTERN CORPORATION

February 12, 2015	By:	/s/ ROBERT C. ROWE
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

Signature	Title	Date

/s/ E. LINN DRAPER JR.	Chairman of the Board	February 12, 2015
E. Linn Draper Jr.

/s/ ROBERT C. ROWE	President, Chief Executive Officer and Director	February 12, 2015
Robert C. Rowe	(Principal Executive Officer)

/s/ BRIAN B. BIRD	Vice President and Chief Financial Officer	February 12, 2015
Brian B. Bird	(Principal Financial Officer)

/s/ KENDALL G. KLIEWER	Vice President and Controller	February 12, 2015
Kendall G. Kliewer	(Principal Accounting Officer)

/s/ STEPHEN P. ADIK	Director	February 12, 2015
Stephen P. Adik

/s/ DOROTHY M. BRADLEY	Director	February 12, 2015
Dorothy M. Bradley

/s/ DANA J. DYKHOUSE	Director	February 12, 2015
Dana J. Dykhouse

/s/ JULIA L. JOHNSON	Director	February 12, 2015
Julia L. Johnson

/s/ DENTON LOUIS PEOPLES	Director	February 12, 2015
Denton Louis Peoples

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of NorthWestern Corporation:

We have audited the accompanying consolidated balance sheets of NorthWestern Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NorthWestern Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 11, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of NorthWestern Corporation:

We have audited the internal control over financial reporting of NorthWestern Corporation and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 11, 2015, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 11, 2015

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues
Electric	$877,967	$865,239	$805,554
Gas	326,896	287,605	263,394
Other	—	1,675	1,394
Total Revenues	1,204,863	1,154,519	1,070,342
Operating Expenses
Cost of sales	482,591	479,546	395,434
Operating, general and administrative	305,886	285,569	269,966
Mountain States Transmission Intertie impairment	—	—	24,039
Property and other taxes	114,592	105,540	97,674
Depreciation and depletion	123,776	112,831	106,044
Total Operating Expenses	1,026,845	983,486	893,157
Operating Income	178,018	171,033	177,185
Interest Expense	(77,802)	(70,486)	(65,062)
Other Income	10,198	7,737	4,372
Income Before Income Taxes	110,414	108,284	116,495
Income Tax Benefit (Expense)	10,272	(14,301)	(18,089)
Net Income	$120,686	$93,983	$98,406
Average Common Shares Outstanding	40,156	38,145	36,847
Basic Earnings per Average Common Share	$3.01	$2.46	$2.67
Diluted Earnings per Average Common Share	$2.99	$2.46	$2.66

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Net Income	$120,686	$93,983	$98,406
Other comprehensive (loss) income, net of tax:
Reclassification of net gains on derivative instruments	(684)	(730)	(732)
Realized loss on cash flow hedging derivatives	(11,145)	—	—
Postretirement medical liability adjustment	82	963	(553)
Foreign currency translation	265	166	(54)
Total Other Comprehensive (Loss) Income	(11,482)	399	(1,339)
Comprehensive Income	$109,204	$94,382	$97,067

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net Income	$120,686	$93,983	$98,406
Items not affecting cash:
Depreciation and depletion	123,776	112,831	106,044
Amortization of debt issue costs, discount and deferred hedge gain	5,033	2,039	369
Amortization of nonvested shares	3,262	2,404	2,759
Equity portion of allowance for funds used during construction	(6,554)	(5,050)	(4,846)
Gain on disposition of assets	(1,330)	(721)	(332)
Deferred income taxes	(9,612)	54,617	51,890
Mountain States Transmission Intertie impairment	—	—	24,039
Gain on CELP arbitration decision	—	—	(47,894)
Changes in current assets and liabilities:
Restricted cash	(6,408)	(196)	6,016
Accounts receivable	12,622	(30,792)	3,456
Inventories	747	181	5,371
Other current assets	4,201	(2,940)	(1,856)
Accounts payable	(9,565)	6,235	10,976
Accrued expenses	8,530	1,949	14,149
Regulatory assets	(8,952)	(2,846)	(6,285)
Regulatory liabilities	9,763	(2,019)	15,241
Other noncurrent assets	2,853	(43,714)	(27,362)
Other noncurrent liabilities	987	7,755	1,052
Cash provided by operating activities	250,039	193,716	251,193
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(270,384)	(230,454)	(219,234)
Acquisitions	(903,573)	(68,666)	(103,241)
Proceeds from sale of assets	1,535	3,766	262
Change in restricted cash	(16,358)	—	—
Investment in New Market Tax Credit program	(18,169)	—	—
Cash used in investing activities	(1,206,949)	(295,354)	(322,213)
FINANCING ACTIVITIES:
Dividends on common stock	(65,019)	(57,684)	(54,246)
Proceeds from issuance of common stock, net	399,207	56,825	28,477
Issuance of long-term debt	505,789	100,000	150,000
Repayment of long-term debt	(90)	(149)	(3,945)
Issuances (repayments) of short-term borrowings, net	126,890	18,016	(44,000)
Treasury stock activity	(814)	(1,042)	(429)
Financing costs	(5,248)	(7,593)	(943)
Cash provided by financing activities	960,715	108,373	74,914
Increase in Cash and Cash Equivalents	3,805	6,735	3,894
Cash and Cash Equivalents, beginning of period	16,557	9,822	5,928
Cash and Cash Equivalents, end of period	$20,362	$16,557	$9,822

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$20,362	$16,557
Restricted cash	29,662	6,896
Accounts receivable, net	163,479	174,913
Inventories	55,094	55,609
Regulatory assets	47,374	37,719
Deferred income taxes	20,843	14,301
Other	14,071	14,961
Total current assets	350,885	320,956
Property, plant, and equipment, net	3,758,008	2,690,128
Goodwill	355,128	355,128
Regulatory assets	455,757	316,952
Other noncurrent assets	54,165	32,096
Total assets	$4,973,943	$3,715,260
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$1,730	$1,662
Short-term borrowings	267,840	140,950
Accounts payable	81,961	92,957
Accrued expenses	206,882	181,613
Regulatory liabilities	56,169	46,406
Total current liabilities	614,582	463,588
Long-term capital leases	28,162	29,895
Long-term debt	1,662,099	1,155,097
Deferred income taxes	446,600	395,333
Noncurrent regulatory liabilities	362,228	348,053
Other noncurrent liabilities	382,489	292,624
Total liabilities	3,496,160	2,684,590
Commitments and Contingencies (Note 20)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 50,522,280 and 46,914,811, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	505	423
Treasury stock at cost	(92,558)	(91,744)
Paid-in capital	1,313,844	910,184
Retained earnings	264,758	209,091
Accumulated other comprehensive (loss) income	(8,766)	2,716
Total shareholders' equity	1,477,783	1,030,670
Total liabilities and shareholders' equity	$4,973,943	$3,715,260

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

(in thousands, except per share data)

	Number of Common Shares	Number of Treasury Shares	Common Stock	Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at December 31, 2011	39,841	3,563	$398	$816,700	$(90,273)	$128,631	$3,656	$859,112

Net income	—	—	—	—	—	98,406	$—	98,406
Foreign currency translation adjustment	—	—	—	—	—	—	(54)	(54)
Reclassification of net gains on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	(732)	(732)
Pension and postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(553)	(553)
Stock based compensation	136	22	1	3,925	(793)	—	—	3,133
Issuance of shares	815	(14)	9	28,593	364	—	—	28,966
Dividends on common stock ($1.48 per share)	—	—	—	—	—	(54,246)	—	(54,246)
Balance at December 31, 2012	40,792	3,571	$408	$849,218	$(90,702)	$172,791	$2,317	$934,032

Net income	—	—	—	—	—	93,983	—	93,983
Foreign currency translation adjustment	—	—	—	—	—	—	166	166
Reclassification of net gains on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	(730)	(730)
Pension and postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	963	963
Stock based compensation	167	35	1	3,987	(1,325)	—	—	2,663
Issuance of shares	1,381	(11)	14	56,979	283	—	—	57,276
Dividends on common stock ($1.52 per share)	—	—	—	—	—	(57,683)	—	(57,683)
Balance at December 31, 2013	42,340	3,595	$423	$910,184	$(91,744)	$209,091	$2,716	$1,030,670

Net income	—	—	—	—	—	120,686	—	120,686
Foreign currency translation adjustment	—	—	—	—	—	—	265	265
Reclassification of net gains on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	(684)	(684)
Realized loss on cash flow hedging derivatives							(11,145)	(11,145)
Pension and postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	82	82
Stock based compensation	119	12	—	4,288	(865)	—	—	3,423
Issuance of shares	8,063	—	82	399,372	51	—	—	399,505
Dividends on common stock ($1.60 per share)	—	—	—	—	—	(65,019)	—	(65,019)
Balance at December 31, 2014	50,522	3,607	$505	$1,313,844	$(92,558)	$264,758	$(8,766)	$1,477,783

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Nature of Operations and Basis of Consolidation

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and natural gas to approximately 692,600 customers in Montana, South Dakota and Nebraska. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 and have generated and distributed electricity and distributed natural gas in Montana since 2002.

The Consolidated Financial Statements for the periods included herein have been prepared by NorthWestern Corporation (NorthWestern, we or us), pursuant to the rules and regulations of the SEC. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying Consolidated Financial Statements include our accounts together with those of our wholly and majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated from the Consolidated Financial Statements. Events occurring subsequent to December 31, 2014, have been evaluated as to their potential impact to the Consolidated Financial Statements through the date of issuance. Our November 2014 acquisition of hydro generating assets is included in the results of operations for the year ended December 31, 2014, and impacts the comparability of the current year financial statements to prior years. For a further discussion of this acquisition, see Note 3 - Hydro Transaction.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain QF plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 MW coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per MWH (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $262.9 million through 2024. For further discussion of our gross QF liability, see Note 20 - Commitments and Contingencies. During the years ended December 31, 2014, 2013 and 2012 purchases from this QF were approximately $24.4 million, $23.8 million, and $21.0 million, respectively.

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

Accounts Receivable, Net

Accounts receivable are net of allowances for uncollectible accounts of $4.3 million and $4.5 million at December 31, 2014 and December 31, 2013, respectively. Receivables include unbilled revenues of $70.3 million and $74.3 million at December 31, 2014 and December 31, 2013, respectively.

Inventories

Inventories are stated at average cost. Inventory consisted of the following (in thousands):

	December 31,
	2014	2013
Materials and supplies	$30,672	$28,263
Storage gas and fuel	24,422	27,346
	$55,094	$55,609

Regulation of Utility Operations

Our regulated operations are subject to the provisions of ASC 980. Regulated accounting is appropriate provided that (i) rates are established by or subject to approval by independent, third-party regulators, (ii) rates are designed to recover the specific enterprise's cost of service, and (iii) in view of demand for service, it is reasonable to assume that rates are set at levels that will recover costs and can be charged to and collected from customers.

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

AFUDC represents the cost of financing construction projects with borrowed funds and equity funds. While cash is not realized currently from such allowance, it is realized under the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense. The component of AFUDC attributable to borrowed funds is included as a reduction to interest expense, while the equity component is included in other income. We determine the rate used to compute AFUDC in accordance with a formula established by the FERC. This rate averaged 8.0%, 8.1%, and 8.0%, for Montana and South Dakota for 2014, 2013, and 2012, respectively. AFUDC capitalized totaled $10.8 million for the year ended December 31, 2014, $8.2 million for the year ended December 31, 2013 and $7.9 million for the year ended December 31, 2012 for Montana and South Dakota combined.

We record provisions for depreciation at amounts substantially equivalent to calculations made on a straight-line method by applying various rates based on useful lives of the various classes of properties (ranging from three to 50 years) determined from engineering studies. As a percentage of the depreciable utility plant at the beginning of the year, our provision for depreciation of utility plant was approximately 2.9%, 3.2%, and 3.3% for 2014, 2013, and 2012, respectively.

Depreciation rates include a provision for our share of the estimated costs to decommission our jointly owned plants at the end of the useful life. The annual provision for such costs is included in depreciation expense, while the accumulated provisions are included in noncurrent regulatory liabilities.

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Pension and other employee benefits	$137,377	$57,140
Future QF obligation, net	136,893	136,448
Environmental	28,060	28,194
Customer advances	30,001	27,371
Other	50,158	43,471
	$382,489	$292,624

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

Business Combination

Our November 2014 acquisition of hydro generating assets was accounted for using business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on their fair value. For additional information see Note 3 - Hydro Transaction.

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

In January 2015, the FASB issued guidance which eliminates from GAAP the concept of an extraordinary item. As a result, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The new guidance will be effective for us in our first quarter of 2016 and early adoption is permitted. We do not expect the adoption of this standard to have a material effect on our reporting and disclosure.

Accounting Standards Adopted

There have been no new accounting pronouncements or changes in accounting pronouncements adopted during the period that are of significance, or potential significance, to us.

Supplemental Cash Flow Information

	Year Ended December 31,
	2014	2013	2012
		(in thousands)
Cash paid for:
Income taxes	$35	$50	$2,944
Interest	63,482	57,789	51,271
Significant non-cash transactions:
Capital expenditures included in trade accounts payable	8,555	12,025	13,136

(3) Hydro Transaction

In November 2014, we completed the purchase of hydroelectric generating facilities and associated assets located in Montana for an adjusted purchase price of approximately $904 million (Hydro Transaction). The addition of hydroelectric generation is intended to provide long-term supply diversity to our portfolio and reduce risks associated with variable fuel prices. We expect the Hydro Transaction to allow us to reduce our reliance on third party power purchase agreements and spot market purchases, more closely matching our electric generation resources with forecasted customer demand. With reduced amounts of purchased power, we believe we will be less exposed to market volatility and will be better positioned to control the cost of supplying electricity to our customers.

The facilities acquired include eleven hydro-electric plants and one storage reservoir (each a ‘‘Facility’’ and together the ‘‘Facilities’’) located in central and western Montana along the Missouri, Flathead, Clark Fork and Madison Rivers and Rosebud Creek. The net aggregate generating capacity of the Facilities is 633 MWs, which includes the Kerr Project, a 194 MW hydroelectric generating facility that we expect to transfer to the Confederated Salish and Kootenai Tribes of the Flathead Reservation (CSKT) in September 2015. See further discussion below. Eight of the Facilities, along with the storage reservoir, are collectively licensed as the Missouri-Madison Project, by the FERC. Each of the remaining three Facilities is licensed by FERC as a separate project.

With the addition of these generating assets and assuming ownership of the Kerr Project is transferred as discussed below, we own generation facilities that provide approximately 60% of our average electric load serving requirements in Montana. The following chart provides an overview of the facilities by name, net capacity in MWs, commercial operation date (COD), river source, FERC license expiration date and average capacity factor. We are the sole direct owner of each facility.

Plant	COD	River Source	FERC License Expiration	Net Capacity (MW) (1)
Black Eagle	1927	Missouri	2040	21
Cochrane	1958	Missouri	2040	69
Hauser	1911	Missouri	2040	19
Holter	1918	Missouri	2040	48
Madison	1906	Madison	2040	8
Morony	1930	Missouri	2040	48
Mystic	1925	West Rosebud Creek	2050	12
Rainbow	1910/2013	Missouri	2040	60
Ryan	1915	Missouri	2040	60
Thompson Falls	1915	Clark Fork	2025	94
Subtotal				439
Kerr	1938	Flathead	2035	194
Total				633
(1) Hebgen facility (0 MW net capacity) excluded from figures. These are run-of-river dams except for Kerr and Mystic, which are storage generation.

The purchase price was allocated based on the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition as follows:

Purchase Price Allocation	(in millions)
Assets Acquired
Inventory	$0.2
Property Plant and Equipment	899.6
Other Prepayments	4.5
Total Assets Acquired	$904.3

Liabilities Assumed
Other Current Liabilities	$0.4
Other Deferred Credits	0.4
Total Liabilities Assumed	$0.8
Total Purchase Price	$903.5

We expect to finalize the purchase price allocation, including analysis of environmental matters and potential removal obligations, during the first half of 2015. Pro forma adjustments to our revenues and earnings prior to the date of acquisition would not be meaningful. Prior to the acquisition, the Facilities were nonregulated with output sold to third parties. These Facilities are now part of our regulated fleet used to serve our customers.

Regulatory Approvals - On September 26, 2014, the MPSC issued a final order (MPSC Order) approving the application, subject to certain conditions, including the following:

•	Inclusion of $870 million of the $904 million purchase price for the hydro assets in our Montana jurisdictional rate base with a 50-year life;

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

Financing - We financed the Hydro Transaction with a combination of $450 million of long-term debt, $400 million of equity and cash flows from operations. See Note 12 - Long-Term Debt and Capital Leases and Note 18 - Common Stock for further detail on these transactions.

Kerr Project - The Hydro Transaction includes the Kerr Project, a 194 MW hydro-electric generating facility that we expect will be transferred to the Confederated Salish and Kootenai Tribes of the Flathead Reservation (CSKT) in September 2015, in accordance with its FERC license, which gives the CSKT the right to acquire the project between September 2015 and September 2025. The CSKT have formally provided notice of their intent to acquire the Kerr Project and designated September 5, 2015, as the date for conveyance to occur. PPL Montana and the CSKT previously conducted an arbitration over the conveyance price of the Kerr Project. In March 2014, an arbitration panel set an estimated conveyance price of approximately $18.3 million. Under our agreement with PPL Montana, the purchase price for the Hydro Transaction includes a $30 million reference price for the Kerr Project. If the CSKT complete the acquisition and pay $18.3 million for the Kerr Project, PPL Montana will pay the difference of $11.7 million to us. We expect to sell any excess generation from the Kerr Project in the market and provide revenue credits to our Montana retail customers until the CSKT exercises their right to acquire the Kerr Project. The MPSC Order provides that customers will have no financial risk related to our temporary ownership of the Kerr Project, with a compliance filing required upon completion of the transfer to CSKT.

During the twelve months ended December 31, 2014, we incurred approximately $9.5 million of legal and professional fees associated with the Hydro Transaction, which are included in operating, general and administrative expense, and approximately $5.8 million of expenses related to the bridge credit facility included in interest expense.

(4)           Regulatory Matters

Hydro Transaction

See Note 3 - Hydro Transaction.

South Dakota Electric Rate Filing

In December 2014, we filed a request with the SDPUC for an annual increase to electric rates totaling approximately $26.5 million . Our request was based on a return on equity of 10%, a capital structure consisting of 46% debt and 54% equity and rate base of $447.4 million. The SDPUC has not yet issued a procedural schedule and we do not anticipate implementing new rates until at least July 2015.

We have not filed an electric rate case in South Dakota since 1980. This filing requests recovery of capital expenditures related to improvements to our transmission and distribution delivery systems over time, the Aberdeen Generating Station, and additions (including estimated 2015 additions) to comply with additional emission reduction requirements at two of our jointly owned electric generating units that serve our South Dakota customers.

Dave Gates Generating Station at Mill Creek (DGGS)

FERC Filing - In April 2014, the FERC issued an order affirming a FERC Administrative Law Judge's (ALJ) initial decision in September 2012, regarding cost allocation at DGGS between retail and wholesale customers. This decision concluded we should allocate only a fraction of the costs we believe, based on facts and the law, should be allocated to FERC jurisdictional customers. We have been recognizing revenue consistent with the ALJ's initial decision. As of December 31, 2014, we have cumulative deferred revenue of approximately $27.3 million, which is subject to refund and recorded within current regulatory liabilities in the Consolidated Balance Sheets. The order included a requirement to issue customer refunds (included in deferred revenue) within 30 days.

In May 2014, we filed a request for rehearing, which remains pending. In our request for rehearing, we have argued that no refunds are due even if the cost allocation method is modified prospectively. There is no deadline by which FERC must act on our rehearing petition, but it could occur during the first quarter of 2015. Customer refunds, if any, will not be due until 30 days after a FERC order on rehearing. If unsuccessful on rehearing, we may appeal to a United States Circuit Court of Appeals. The time line for any such appeal could, depending on when the FERC issues a rehearing order, extend into 2016 or beyond.

The FERC order was assessed as a triggering event as to whether an impairment charge should be recorded with respect to DGGS. We continue to evaluate options to use DGGS in combination with other generation resources, including our newly acquired hydro facilities, to ensure cost recovery. Any alternative use of DGGS would be subject to regulatory approval and we cannot provide assurance of such approval. We do not believe an impairment loss is probable at this time; however, we will continue to evaluate recovery of this asset in the future as facts and circumstances change.

Montana Electric Tracker Filings

Each year we submit an electric tracker filing for recovery of supply costs for the 12-month period ended June 30 and for the projected supply costs for the next 12-month period. The MPSC reviews such filings and makes its cost recovery determination based on whether or not our electric supply procurement activities were prudent.

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

Montana Lost Revenue Adjustment Mechanism

Demand-side management (DSM) lowers our sales to customers. In 2005, the MPSC created a Lost Revenue Adjustment Mechanism (LRAM) by which we collect revenue that we would have collected without any DSM. In an order issued in October 2013, which was related to our 2011 / 2012 electric supply tracker, the MPSC required us to lower our LRAM revenue recovery and imposed a new burden of proof on us for future LRAM recovery. We appealed the October 2013 order to Montana District Court. The appeal is pending. The District Court approved a partial settlement of our appeal, in which the MPSC agreed to remove from the October 2013 order the sentence that imposed the new burden and to initiate a separate docket to review lost revenue policy issues. The MPSC initiated the new proceeding regarding LRAM in June 2014, discovery is currently in process and a hearing is scheduled for May 2015.

Based on the MPSC's October 2013 order, we have recognized $7.1 million of DSM lost revenues for each annual electric supply tracker period. However, since the 2012/2013 and 2013/2014 annual electric tracker filings are still subject to final approval, the MPSC may ultimately require us to refund a portion of the DSM lost revenues we have recognized since July 2012.

Montana Natural Gas Tracker Filings

Each year we submit a natural gas tracker filing for recovery of supply costs for the 12-month period ended June 30 and for the projected supply costs for the next 12-month period. The MPSC reviews such filings and makes its cost recovery determination based on whether or not our natural gas supply procurement activities were prudent.

In May 2014, we filed our annual natural gas supply tracker filing for the 2013/2014 tracker period. During June 2014, the MPSC approved this filing on an interim basis and consolidated it with our pending natural gas filing for the 2012/2013 tracker period. During December 2014, we filed supplemental testimony to correct an allocation error in our initial tracker filing related to our owned production. The financial impact of this correction was not material for any period presented. Discovery is currently in process and a hearing is scheduled for May 2015.

Natural Gas Production Assets

In 2012 and 2013, we purchased natural gas production interests in northern Montana's Bear Paw Basin (Bear Paw). We are collecting the cost of service for natural gas produced from these assets, including a return on our investment, through our natural gas supply tracker on an interim basis. As a result, we do not expect to file an application with the MPSC to place these assets in natural gas rate base until our next natural gas rate case. We are recognizing Bear Paw related revenue based on the precedent established by the MPSC's approval of Battle Creek in the fourth quarter of 2012. Since acquisition, we have recognized approximately $29.3 million of revenue, a portion of which may be subject to refund.

(5)           Regulatory Assets and Liabilities

We prepare our consolidated financial statements in accordance with the provisions of ASC 980, as discussed in Note 2 - Significant Accounting Policies. Pursuant to this guidance, certain expenses and credits, normally reflected in income as incurred, are deferred and recognized when included in rates and recovered from or refunded to the customers. Regulatory assets and liabilities are recorded based on management's assessment that it is probable that a cost will be recovered or that an obligation has been incurred. Accordingly, we have recorded the following major classifications of regulatory assets and liabilities that will be recognized in expenses and revenues in future periods when the matching revenues are collected or refunded. Of these regulatory assets and liabilities, energy supply costs are the only items earning a rate of return. The remaining regulatory items have corresponding assets and liabilities that will be paid for or refunded in future periods.

	Note Reference	Remaining Amortization Period	December 31,
			2014	2013
			(in thousands)
Pension	16	Undetermined	$139,050	$58,474
Employee related benefits	16	Undetermined	19,080	17,700
Distribution infrastructure projects		3 Years	9,407	12,543
Environmental clean-up	20	Various	13,741	14,924
Supply costs		1 Year	29,200	17,875
Income taxes	13	Plant Lives	263,764	201,808
Deferred financing costs		Various	12,151	13,919
State & local taxes & fees		Various	5,319	6,582
Other	—	Various	11,419	10,846
Total regulatory assets			$503,131	$354,671
Removal cost	7	Various	$351,676	$336,613
Gas storage sales		25 Years	10,410	10,831
Supply costs		1 Year	14,569	11,493
Deferred revenue	4	1 Year	36,592	33,400
Environmental clean-up		Various	2,501	1,194
State & local taxes & fees		1 Year	511	551
Other		Various	2,138	377
Total regulatory liabilities			$418,397	$394,459

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

Montana Distribution System Infrastructure Project (DSIP)

We have an accounting order to defer certain incremental operating and maintenance expenses associated with DSIP. Pursuant to the order, we deferred expenses incurred during 2011 and 2012 as a regulatory asset associated with the phase-in portion of the DSIP. These costs are being amortized into expense over five years, which began in 2013.

Supply Costs

The MPSC, SDPUC and NPSC have authorized the use of electric and natural gas supply cost trackers that enable us to track actual supply costs and either recover the under collection or refund the over collection to our customers. Accordingly, we have recorded a regulatory asset and liability to reflect the future recovery of under collections and refunding of over collections through the ratemaking process. We earn interest on electric and natural gas supply costs under collected, or apply interest in an over collection, of 7.5%, in Montana; 10.6% and 7.8%, respectively, in South Dakota; and 8.5% for natural gas in Nebraska.

Deferred Revenue

We have deferred revenue associated with DGGS and DSM, which may be subject to refund as we have open regulatory proceedings. See Note 4 - Regulatory Matters, for further information regarding these items.

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

State & Local Taxes & Fees (Montana Property Tax Tracker)

The MPSC has authorized recovery in the property tax tracker of approximately 60% of the estimated increase as compared with the related amount included in rates during our last rate case.

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

(6)           Property, Plant and Equipment

The following table presents the major classifications of our property, plant and equipment (in thousands):

	Estimated Useful Life	December 31,
		2014	2013
	(years)	(in thousands)
Land, land rights and easements	54 – 96	$130,816	$128,123
Building and improvements	27 – 64	168,041	163,852
Transmission, distribution, and storage	15 – 85	2,579,861	2,448,821
Generation	25 – 50	1,044,764	533,450
Plant acquisition adjustment	34 – 50	654,835	204,754
Other	2 – 45	326,211	308,345
Construction work in process	–—	221,868	104,891
		5,126,396	3,892,236
Less accumulated depreciation		(1,368,388)	(1,202,108)
		$3,758,008	$2,690,128

In 2014, we acquired hydro generating assets which resulted in an increase of approximately $870 million in property, plant and equipment. We recorded the plant assets at original cost, less accumulated depreciation with an acquisition adjustment in accordance with FERC rules. The plant acquisition adjustment balance above also includes an amount related to the inclusion of our interest in Colstrip Unit 4 in rate base in 2009. The acquisition adjustment is being amortized on a straight-line basis over the estimated remaining useful life in depreciation expense. Plant and equipment under capital lease were $23.4 million and $25.6 million as of December 31, 2014 and 2013, respectively, which included $23.1 million and $25.1 million as of December 31, 2014 and 2013, respectively, related to a long-term power supply contract with the owners of a natural gas fired peaking plant, which has been accounted for as a capital lease.

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

Information relating to our ownership interest in these facilities is as follows (in thousands):

	Big Stone (SD)	Neal #4 (IA)	Coyote (ND)	Colstrip Unit 4 (MT)
December 31, 2014
Ownership percentages	23.4%	8.7%	10.0%	30.0%
Plant in service	$61,628	$59,579	$46,045	$292,806
Accumulated depreciation	46,741	27,742	36,649	72,976
December 31, 2013
Ownership percentages	23.4%	8.7%	10.0%	30.0%
Plant in service	$61,186	$57,633	$46,003	$290,163
Accumulated depreciation	45,792	29,841	36,076	70,072

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

Our AROs relate to the reclamation and removal costs at our jointly-owned coal-fired generation facilities, Department of Transportation requirements to cut, purge and cap retired natural gas pipeline segments, and our obligation to plug and abandon oil and gas wells at the end of their life. The following table presents the change in our gross conditional ARO (in thousands):

	December 31,
	2014	2013
Liability at January 1,	$20,886	$9,283
Accretion expense	1,073	745
Liabilities incurred	552	8,829
Liabilities settled	(85)	(27)
Revisions to cash flows	(991)	2,056
Liability at December 31,	$21,435	$20,886

In addition, we have identified removal liabilities related to our electric and natural gas transmission and distribution assets that have been installed on easements over property not owned by us. The easements are generally perpetual and only require remediation action upon abandonment or cessation of use of the property for the specified purpose. The ARO liability is not estimable for such easements as we intend to utilize these properties indefinitely. In the event we decide to abandon or cease the use of a particular easement, an ARO liability would be recorded at that time. We also identified AROs associated with our Hydro Transaction; however, due to the indeterminate removal date, the fair value of the associated liabilities currently cannot be estimated and no amounts are recognized in the consolidated financial statements

We collect removal costs in rates for certain transmission and distribution assets that do not have associated AROs. Generally, the accrual of future non-ARO removal obligations is not required; however, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. The recorded amounts of estimated future removal costs are considered regulatory liabilities and do not represent legal retirement obligations. See Note 5 - Regulatory Assets and Liabilities for removal costs recorded as regulatory liabilities on the consolidated balance sheets as of December 31, 2014 and 2013.

(8)           Goodwill

We completed our annual goodwill impairment test as of April 1, 2014 and no impairment was identified. We calculate the fair value of our reporting units by considering various factors, including valuation studies based primarily on a discounted cash flow analysis, with published industry valuations and market data as supporting information. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in our service territory, regulatory stability, and commodity prices (where appropriate), as well as other factors that affect our revenue, expense and capital expenditure projections.

There were no changes in our goodwill during the year ended December 31, 2014. Goodwill by segment is as follows (in thousands):

	December 31,
	2014	2013
Electric	$241,100	$241,100
Natural gas	114,028	114,028
	$355,128	$355,128

(9)           Risk Management and Hedging Activities

Nature of Our Business and Associated Risks

We are exposed to certain risks related to the ongoing operations of our business, including the impact of market fluctuations in the price of electricity and natural gas commodities and changes in interest rates. We rely on market purchases to fulfill a portion of our electric and natural gas supply requirements within the Montana market. Several factors influence price levels and volatility. These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, fuel availability, market liquidity, and the nature and extent of current and potential federal and state regulations.

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

Normal Purchases and Normal Sales

We have applied the NPNS exception to our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Consolidated Financial Statements at December 31, 2014 and 2013. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

Credit Risk

Credit risk is the potential loss resulting from counterparty non-performance under an agreement. We manage credit risk with policies and procedures for, among other things, counterparty analysis and exposure measurement, monitoring and mitigation. We limit credit risk in our commodity and interest rate derivative activities by assessing the creditworthiness of potential counterparties before entering into transactions and continuing to evaluate their creditworthiness on an ongoing basis.

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

Interest Rate Swaps Designated as Cash Flow Hedges

In September 2014, we entered into two forward starting swaps of $225 million each at 3.217% and 3.227% to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the anticipated date of the debt issuance of $450 million associated with the Hydro Transaction. These forward starting interest rate swaps were designated as cash flow hedges at the time the agreements were executed. In November 2014, the interest rate swap agreements were terminated and the settlement resulted in a $18.4 million loss recorded as a component of AOCI.

Amounts are reclassified from AOCI into interest expense during the periods in which the hedged interest payments occur. The following table shows the effect of the interest rate swaps terminated in November 2014 and interest rate swaps previously terminated on the Consolidated Financial Statements (in thousands):

Cash Flow Hedges	Location of Amount Reclassified from AOCI to Income	Amount Reclassified from AOCI into Income during the Year Ended December 31, 2014
Interest rate contracts	Interest Expense	$1,111

A net loss of approximately $13.8 million is remaining in AOCI as of December 31, 2014, and we expect to reclassify approximately $0.6 million of net pre-tax gains from AOCI into interest expense during the next twelve months. These amounts relate to terminated swaps, and we have no interest rate swaps outstanding.

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

December 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
Restricted cash	$13,140	$—	$—	$—	$13,140
Rabbi trust investments	21,594	—	—	—	21,594
Total	$34,734	$—	$—	$—	$34,734

December 31, 2013
Restricted cash	$6,650	$—	$—	$—	$6,650
Rabbi trust investments	16,477	—	—	—	16,477
Total	$23,127	$—	$—	$—	$23,127

Restricted cash represents amounts held in money market mutual funds. Rabbi trust assets represent assets held for non-qualified deferred compensation plans, which consist of our common stock and actively traded mutual funds with quoted prices in active markets.

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,662,099	$1,817,642	$1,155,097	$1,237,151

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

(11)    Short-Term Borrowings and Credit Arrangements

Short-Term Borrowings

Short-term borrowings and the corresponding weighted average interest rates as of December 31 were as follows (dollars in millions, except for percentages):

	2014		2013
Short-Term Debt	Balance	Interest Rate	Balance	Interest Rate
Commercial Paper	$267.8	0.50%	$141.0	0.41%

The following information relates to commercial paper for the years ended December 31 (dollars in millions):

	2014	2013
Maximum short-term debt outstanding	$276.9	$199.9
Average short-term debt outstanding	$132.5	$69.0
Weighted-average interest rate	0.39%	0.40%

In the fourth quarter of 2014, we increased the size of our commercial paper program from $250 million to $340 million. Under the program we may issue unsecured commercial paper notes on a private placement basis to provide an additional financing source for our short-term liquidity needs. The maturities of the commercial paper issuances will vary, but may not exceed 270 days from the date of issue. Commercial paper issuances are supported by available capacity under our unsecured revolving credit facility.

Unsecured Revolving Line of Credit

In the fourth quarter of 2014, we exercised the accordion feature under our $300 million unsecured revolving credit facility to increase the size to $350 million. The facility does not amortize and is scheduled to expire on November 5, 2018. The facility bears interest at the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%, or a base rate, plus a margin of 0.0% to 0.75%. A total of eight banks participate in the facility, with no one bank providing more than 21% of the total availability. There were no direct borrowings or letters of credit outstanding as of December 31, 2014. Commitment fees for the unsecured revolving line of credit were $0.4 million and $0.5 million for the years ended December 31, 2014 and 2013, respectively.

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

Bridge Facility

In November 2013, in connection with the Hydro Transaction, we entered into a $900 million 364-day senior bridge credit facility. The bridge facility was not drawn upon and cancelled in November 2014.

(12)           Long-Term Debt and Capital Leases

Long-term debt and capital leases consisted of the following (in thousands):

		December 31,
	Due	2014	2013
Unsecured Debt:
Unsecured Revolving Line of Credit	2018	$—	$—
Secured Debt:
Mortgage bonds—
South Dakota—6.05%	2018	55,000	55,000
South Dakota—5.01%	2025	64,000	64,000
South Dakota—4.15%	2042	30,000	30,000
South Dakota—4.30%	2052	20,000	20,000
South Dakota—4.85%	2043	50,000	50,000
South Dakota—4.22%	2044	30,000	—
Montana—6.04%	2016	150,000	150,000
Montana—6.34%	2019	250,000	250,000
Montana—5.71%	2039	55,000	55,000
Montana—5.01%	2025	161,000	161,000
Montana—4.15%	2042	60,000	60,000
Montana—4.30%	2052	40,000	40,000
Montana—4.85%	2043	15,000	15,000
Montana—3.99%	2028	35,000	35,000
Montana—4.176%	2044	450,000	—
Pollution control obligations—
Montana—4.65%	2023	170,205	170,205
Other Long Term Debt:
New Market Tax Credit Financing—1.146%	2046	26,977	—
Discount on Notes and Bonds	—	(83)	(108)
		1,662,099	1,155,097
Less current maturities		—	—
		$1,662,099	$1,155,097
Capital Leases:
Total Capital Leases	Various	$29,892	$31,557
Less current maturities		(1,730)	(1,662)
		$28,162	$29,895

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

In December 2014, we issued $30 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 4.22% maturing in 2044. The bonds are secured by our electric and natural gas assets in South Dakota and were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were used to fund a portion of our investment growth opportunities.

Hydro Transaction Issuance - In November 2014, we issued $450 million aggregate principal amount of Montana First Mortgage Bonds at a fixed interest rate of 4.176% maturing in 2044 as a portion of the permanent financing of the Hydro Transaction. The bonds are secured by our electric and natural gas assets in Montana.

As of December 31, 2014, we are in compliance with our financial debt covenants.

Other Long-Term Debt

During 2014 we entered into a New Market Tax Credit (NMTC) financing agreement, pursuant to Section 45D of the Internal Revenue Code of 1986 as amended, to take advantage of a tax credit program related to the development and construction of a new office building in Butte, Montana. This financing agreement was structured with unrelated third party financial institutions (the Investor) and their wholly-owned community development entities (CDEs) in connection with our participation in qualified transactions under the NMTC program. Upon closing of this transaction, we entered into two loans totaling $27.0 million payable to the CDEs sponsoring the project, and provided an $18.2 million investment. The loans have a term of thirty years with an interest rate of approximately 1.146%. In exchange for substantially all of the benefits derived from the tax credits, the Investor contributed approximately $8.8 million to the project. The NMTC is subject to recapture for a period of seven years. If the expected tax benefits are delivered without risk of recapture to the Investor and our performance obligation is relieved, we expect $7.9 million of the loan to be forgiven in July 2021. If we do not meet the conditions for loan forgiveness, we would be required to repay $27.0 million and would concurrently receive the return of our $18.2 million investment. As we are the primary beneficiary of the entities created in relation to the NMTC transaction, they have been consolidated as variable interest entities. The loans of $27.0 million are recorded in long-term debt and the investment of $18.2 million is recorded in other noncurrent assets in the Consolidated Balance Sheets.

Maturities of Long-Term Debt

The aggregate minimum principal maturities of long-term debt and capital leases, during the next five years are $1.7 million in 2015, $151.8 million in 2016, $2.0 million in 2017, $57.1 million in 2018 and $252.3 million in 2019.

(13)           Income Taxes

Income tax (benefit) expense is comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Federal
Current	$(405)	$108	$5,358
Deferred	(5,658)	18,150	13,197
Investment tax credits	(273)	(335)	(376)
State
Current	18	83	(1,411)
Deferred	(3,954)	(3,705)	1,321
	$(10,272)	$14,301	$18,089

The following table reconciles our effective income tax rate to the federal statutory rate:

	Year Ended December 31,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income, net of federal provisions	(1.8)	(2.8)	0.9
Flow-through repairs deductions	(22.9)	(16.4)	(14.0)
Recognition of unrecognized tax benefit	(11.4)	—	—
Prior year permanent return to accrual adjustments	(4.7)	0.5	(1.6)
Production tax credits	(2.8)	(2.9)	—
Plant and depreciation of flow through items	0.1	(0.5)	(1.1)
Recognition of state net operating loss benefit / valuation allowance release	—	—	(2.1)
Other, net	(0.8)	0.3	(1.6)
	(9.3)%	13.2%	15.5%

The following table summarizes the significant differences in income tax (benefit) expense based on the differences between our effective tax rate and the federal statutory rate (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income Before Income Taxes	$110,414	$108,284	$116,495

Income tax calculated at 35% federal statutory rate	38,645	37,899	40,774

Permanent or flow through adjustments:
State income, net of federal provisions	(1,969)	(3,082)	1,078
Flow-through repairs deductions	(25,268)	(17,763)	(16,350)
Recognition of unrecognized tax benefit	(12,607)	—	—
Prior year permanent return to accrual adjustments	(5,172)	541	(1,901)
Production tax credits	(3,136)	(3,171)	—
Plant and depreciation of flow through items	74	(584)	(1,281)
Recognition of state net operating loss benefit / valuation allowance release	—	—	(2,398)
Other, net	(839)	461	(1,833)
	$(48,917)	$(23,598)	$(22,685)

Income tax (benefit) expense	$(10,272)	$14,301	$18,089

Our effective tax rate typically differs from the federal statutory tax rate of 35% primarily due to the regulatory impact of flowing through federal and state tax benefits of repairs deductions, state tax benefit of bonus depreciation deductions and production tax credits. The regulatory accounting treatment of these deductions requires immediate income recognition for temporary tax differences of this type, which is referred to as the flow-through method. When the flow-through method of accounting for temporary differences is reflected in regulated revenues, we record deferred income taxes and establish related regulatory assets and liabilities.

The income tax benefit for 2014 reflects the release of approximately $12.6 million of unrecognized tax benefits, including approximately $0.4 million of accrued interest and penalties due to the lapse of statutes of limitation in the third quarter of 2014.

In September 2013, the IRS issued final tangible property regulations, which included guidance on a safe harbor method for determining the tax treatment of repair costs related to electric transmission and distribution property. The regulations were effective January 1, 2014. During the third quarter of 2014, we elected the safe harbor method and recorded an income tax benefit of approximately $4.3 million for the cumulative adjustment for years prior to 2014, which is included in the prior year permanent return to accrual adjustment in the table above.

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

The components of the net deferred income tax liability recognized in our Consolidated Balance Sheets are related to the following temporary differences (in thousands):

	December 31,
	2014	2013
Pension / postretirement benefits	$51,817	$20,522
NOL carryforward	42,787	16,758
Unbilled revenue	19,863	18,136
Compensation accruals	17,315	10,409
Customer advances	11,817	10,781
AMT credit carryforward	10,357	10,357
Environmental liability	8,968	9,026
Production tax credit	6,452	3,171
Interest rate hedges	6,251	—
QF obligations	2,162	2,066
Reserves and accruals	1,772	12,097
Property taxes	881	796
Regulatory liabilities	975	659
Regulatory assets	—	7,248
Other, net	4,415	2,827
Deferred Tax Asset	185,832	124,853
Excess tax depreciation	(349,428)	(304,071)
Goodwill amortization	(137,090)	(122,798)
Flow through depreciation	(103,677)	(79,016)
Regulatory assets	(21,394)	—
Deferred Tax Liability	(611,589)	(505,885)
Deferred Tax Liability, net	$(425,757)	$(381,032)

At December 31, 2014 we estimate our total federal NOL carryforward to be approximately $351 million prior to consideration of unrecognized tax benefits. If unused, our federal NOL carryforwards will expire as follows: $16.3 million in 2025; $95.5 million in 2028; $23.8 million in 2029; $127.5 million in 2031; $13.3 million in 2033 and $74.9 million in 2034. We estimate our state NOL carryforward as of December 31, 2014 is approximately $264.0 million. If unused, our state NOL carryforwards will expire as follows: $74.0 million in 2015; $18.6 million in 2016; $101.2 million in 2018; $10.5 million in 2020 and $59.7 million in 2021. We believe it is more likely than not that sufficient taxable income will be generated to utilize these NOL carryforwards.

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The change in unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Unrecognized Tax Benefits at January 1	$113,466	$113,291	$131,949
Gross increases - tax positions in prior period	—	—	—
Gross decreases - tax positions in prior period	—	—	(1,766)
Gross increases - tax positions in current period	909	518	2,391
Gross decreases - tax positions in current period	(5,597)	(343)	(19,283)
Lapse of statute of limitations	(12,849)	—	—
Unrecognized Tax Benefits at December 31	$95,929	$113,466	$113,291

Our unrecognized tax benefits include approximately $62.4 million and $79.0 million related to tax positions as of December 31, 2014 and 2013, respectively, that if recognized, would impact our annual effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As discussed above, during the year ended December 31, 2014, we released approximately $0.4 million of accrued interest in the Consolidated Statements of Income. As of December 31, 2014, we do not have any amounts accrued in the Consolidated Balance Sheets. During the year ended December 31, 2013, we recognized approximately $0.4 million of interest in the Consolidated Statements of Income. As of December 31, 2013, we had $0.4 million of interest accrued in the Consolidated Balance Sheets.

Our federal tax returns from 2000 forward remain subject to examination by the IRS.

(14)           Other Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	December 31,
	2014			2013			2012
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$265	$—	$265	$166	—	$166	$(54)	$—	$(54)
Reclassification of net gains on derivative instruments	(1,110)	426	(684)	(1,188)	458	(730)	(1,188)	456	(732)
Realized loss on cash flow hedging derivatives	(18,388)	7,243	(11,145)	—	—	—	—	—	—
Pension and postretirement medical liability adjustment	134	(52)	82	1,568	(605)	963	(897)	344	(553)
Other comprehensive income (loss)	$(19,099)	$7,617	$(11,482)	$546	$(147)	$399	$(2,139)	$800	$(1,339)

Balances by classification included within AOCI on the Consolidated Balance Sheets are as follows, net of tax (in thousands):

	December 31, 2014	December 31, 2013
Foreign currency translation	$797	$532
Derivative instruments designated as cash flow hedges	(8,316)	3,513
Pension and postretirement medical plans	(1,247)	(1,329)
Accumulated other comprehensive income	(8,766)	2,716

The following table displays the changes in AOCI by component, net of tax (in thousands):

		December 31, 2014
		Twelve Months Ended
	Affected Line Item in the Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$3,513	$(1,329)	$532	$2,716
Other comprehensive (loss) income before reclassifications		(11,145)	—	265	$(10,880)
Amounts reclassified from accumulated other comprehensive income	Interest Expense	(684)	—	—	$(684)
Amounts reclassified from accumulated other comprehensive income		—	82	—	$82
Net current-period other comprehensive (loss) income		(11,829)	82	265	(11,482)
Ending balance		$(8,316)	$(1,247)	$797	$(8,766)

		December 31, 2013
		Twelve Months Ended
	Affected Line Item in the Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$4,243	$(2,292)	$366	$2,317
Other comprehensive income before reclassifications		—	—	166	$166
Amounts reclassified from accumulated other comprehensive income	Interest Expense	(730)	—	—	$(730)
Amounts reclassified from accumulated other comprehensive income		—	963	—	$963
Net current-period other comprehensive (loss) income		(730)	963	166	399
Ending balance		$3,513	$(1,329)	$532	$2,716

(15)           Operating Leases

We lease vehicles, office equipment and facilities under various long-term operating leases. At December 31, 2014 future minimum lease payments for the next five years under non-cancelable lease agreements are as follows (in thousands):

2015	1,996
2016	1,484
2017	671
2018	70
2019	61

Lease and rental expense incurred was $2.2 million, $2.0 million and $2.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Benefit Obligation and Funded Status

Following is a reconciliation of the changes in plan benefit obligations and fair value of plan assets, and a statement of the funded status (in thousands):

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2014	2013	2014	2013
Change in Benefit Obligation:
Obligation at beginning of period	$567,866	$609,643	$30,084	$34,040
Service cost	10,830	13,465	465	541
Interest cost	26,147	22,719	859	877
Actuarial loss (gain)	107,023	(54,671)	958	(3,156)
Settlements	—	—	690	—
Benefits paid	(23,422)	(23,290)	(3,052)	(2,218)
Benefit obligation at end of period	$688,444	$567,866	$30,004	$30,084
Change in Fair Value of Plan Assets:
Fair value of plan assets at beginning of period	$516,352	$472,936	$18,183	$15,893
Return on plan assets	52,921	55,006	1,391	2,662
Employer contributions	10,200	11,700	1,518	1,846
Benefits paid	(23,422)	(23,290)	(3,052)	(2,218)
Fair value of plan assets at end of period	$556,051	$516,352	$18,040	$18,183
Funded Status	$(132,393)	$(51,514)	$(11,964)	$(11,901)
Amounts recognized in the balance sheet consist of:
Current liability	—	—	(1,169)	(1,178)
Noncurrent liability	(132,393)	(51,514)	(10,795)	(10,723)
Net amount recognized	$(132,393)	$(51,514)	$(11,964)	$(11,901)
Amounts recognized in regulatory assets consist of:
Prior service (cost) credit	(502)	(748)	17,098	19,247
Net actuarial loss	(153,268)	(71,777)	(4,945)	(4,807)
Amounts recognized in AOCI consist of:
Prior service cost	—	—	(1,151)	(1,302)
Net actuarial gain	—	—	(409)	(971)
Total	$(153,770)	$(72,525)	$10,593	$12,167

The total projected benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were as follows (in millions):

	Pension Benefits
	December 31,
	2014	2013
Projected benefit obligation	$688.4	$567.9
Accumulated benefit obligation	685.0	565.0
Fair value of plan assets	556.1	516.4

Net Periodic Cost (Credit)

The components of the net costs (credits) for our pension and other postretirement plans are as follows (in thousands):

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
	2014	2013	2012	2014	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$10,830	$13,465	$11,488	$465	$541	$541
Interest cost	26,147	22,719	23,823	859	877	1,167
Expected return on plan assets	(29,506)	(32,491)	(29,996)	(981)	(1,019)	(1,021)
Amortization of prior service cost (credit)	246	246	246	(1,998)	(1,998)	(1,998)
Recognized actuarial loss	2,118	11,648	8,646	348	1,271	790
Settlement loss recognized	—	—	—	690	—	—
Net Periodic Benefit Cost (Credit)	$9,835	$15,587	$14,207	$(617)	$(328)	$(521)

For purposes of calculating the expected return on pension plan assets, the market-related value of assets is used, which is based upon fair value. The difference between actual plan asset returns and estimated plan asset returns are amortized equally over a period not to exceed five years.

We estimate amortizations from regulatory assets into net periodic benefit cost during 2015 will be as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior service credit (cost)	$(246)	$1,998
Accumulated loss	(10,470)	(325)

Actuarial Assumptions

The measurement dates used to determine pension and other postretirement benefit measurements for the plans are December 31, 2014 and 2013. The actuarial assumptions used to compute net periodic pension cost and postretirement benefit cost are based upon information available as of the beginning of the year, specifically, market interest rates, past experience and management's best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. In computing future costs and obligations, we must make assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rate, expected return on plan assets, and expected future cost increases. Two of these assumptions have the most impact on the level of cost: (1) discount rate and (2) expected rate of return on plan assets.

For 2014 and 2013, we set the discount rate using a yield curve analysis, which projects benefit cash flows into the future and then discounts those cash flows to the measurement date using a yield curve. This is done by constructing a hypothetical bond portfolio whose cash flow from coupons and maturities matches the year-by-year, projected benefit cash flow from our plans. The decrease in discount rate during 2014 increased our projected benefit obligation by approximately $73.6 million.

In determining the expected long-term rate of return on plan assets, we review historical returns, the future expectations for returns for each asset class weighted by the target asset allocation of the pension and postretirement portfolios, and long-term inflation assumptions. Based on the target asset allocation for our pension assets and future expectations for asset returns, we are keeping our long term rate of return on assets assumption at 5.80% for 2015.

During 2014, we also updated our mortality assumptions to adopt the Society of Actuaries mortality table (RP-2014) and mortality projection scale (MP-2014) released in October 2014. This change in mortality assumption increased our projected benefit obligation by approximately $33.8 million.

The weighted-average assumptions used in calculating the preceding information are as follows:

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
	2014	2013	2012	2014	2013	2012
Discount rate	3.75-3.90%	4.55-4.75%	3.55-3.80%	3.20-3.40%	3.75-4.20%	2.25-3.20%
Expected rate of return on assets	5.80	7.00	7.00	5.80	7.00	7.00
Long-term rate of increase in compensation levels (nonunion)	3.58	3.58	3.58	3.58	3.58	3.58
Long-term rate of increase in compensation levels (union)	3.50	3.50	3.50	3.50	3.50	3.50

The postretirement benefit obligation is calculated assuming that health care costs increased by 8.25% in 2014 and the rate of increase in the per capita cost of covered health care benefits thereafter was assumed to decrease gradually by 0.25% per year to an ultimate trend of 4.5% by the year 2029. The company contribution toward the premium cost is capped, therefore future health care cost trend rates are expected to have a minimal impact on company costs and the accumulated postretirement benefit obligation.

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

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2014	2013	2014	2013
Domestic debt securities	55.0%	60.0%	40.0%	40.0%
International debt securities	5.0	5.0	—	—
Domestic equity securities	34.0	30.0	50.0	50.0
International equity securities	6.0	5.0	10.0	10.0

The actual allocation by plan is as follows:

	NorthWestern Energy Pension		NorthWestern Corporation Pension		NorthWestern Energy Health and Welfare
	December 31,		December 31,		December 31,
	2014	2013	2014	2013	2014	2013
Cash and cash equivalents	—%	—%	0.1%	0.1%	0.2%	1.8%
Domestic debt securities	56.0	58.6	65.6	64.7	37.2	38.6
International debt securities	4.4	4.9	4.5	4.9	—	0.3
Domestic equity securities	34.1	31.4	25.1	25.3	53.9	50.1
International equity securities	5.5	5.1	4.7	5.0	8.7	9.2
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

The fair value of our plan assets at December 31, 2014, by asset category are as follows (in thousands):

Asset Category	Total	Quoted Market Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Pension Plan Assets
Cash and cash equivalents	$126	$—	$126	$—
Equity securities: (1)
US small/mid cap growth	16,605	—	16,605	—
US small/mid cap value	15,264	—	15,264	—
US large cap growth	48,560	—	48,560	—
US large cap value	48,785	—	48,785	—
US large cap passive	54,775	—	54,775	—
Non-US core	22,634	—	22,634	—
Emerging markets	7,650	—	7,650	—
Fixed income securities:(2)
US core	23,177	—	23,177	—
US passive	12,269	—	12,269	—
Long duration	41,451	—	41,451	—
Long duration investment grade	52,767	—	52,767	—
Long duration passive	41,475	—	41,475	—
Opportunistic	5,692	—	5,692	—
Non-US passive	24,504	—	24,504	—
Active long corporate	133,160	—	133,160	—
Participating group annuity contract	7,157	—	7,157	—
	$556,051	$—	$556,051	$—
Other Postretirement Benefit Plan Assets
Cash and cash equivalents	$44	$—	$44	$—
Equity securities: (1)			—
US small/mid cap growth	752	—	752	—
US small/mid cap value	721	—	721	—
S&P 500 index	8,234	—	8,234	—
US large cap growth	6	—	6	—
US large cap value	6	—	6	—
US large cap passive	7	—	7	—
Non-US core	1,495	—	1,495	—
Emerging markets	72	—	72	—
Fixed income securities: (2)
Passive bond market	1,992	—	1,992	—
US core	4,435	—	4,435	—
US passive	1	—	1	—
Long duration	5	—	5	—
Long duration investment grade	6	—	6	—
Long duration passive	5	—	5	—
Opportunistic	240	—	240	—
Non-US passive	3	—	3	—
Active long corporate	16	—	16	—
	$18,040	$—	$18,040	$—

The fair value of our plan assets at December 31, 2013, by asset category are as follows (in thousands):

Asset Category	Total	Quoted Market Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Pension Plan Assets
Cash and cash equivalents	$168	$—	$168	$—
Equity securities: (1)
US small/mid cap growth	13,764	—	13,764	—
US small/mid cap value	13,664	—	13,664	—
US large cap growth	42,094	—	42,094	—
US large cap value	42,102	—	42,102	—
US large cap passive	47,227	—	47,227	—
Non-US core	20,015	—	20,015	—
Emerging markets	6,250	—	6,250	—
Fixed income securities:(2)
US core	82,639	—	82,639	—
US passive	44,762	—	44,762	—
Long duration	24,401	—	24,401	—
Long duration investment grade	32,700	—	32,700	—
Long duration passive	24,122	—	24,122	—
Opportunistic	5,876	—	5,876	—
Non-US passive	25,150	—	25,150	—
Active long corporate	83,147	—	83,147	—
Participating group annuity contract	8,271	—	8,271	—
	$516,352	$—	$516,352	$—
Other Postretirement Benefit Plan Assets
Cash and cash equivalents	$318	—	$318	—
Equity securities: (1)
US small/mid cap growth	751	—	751	—
US small/mid cap value	736	—	736	—
S&P 500 index	7,321	—	7,321	—
US large cap growth	98	—	98	—
US large cap value	98	—	98	—
US large cap passive	110	—	110	—
Non-US core	1,595	—	1,595	—
Emerging markets	85	—	85	—
Fixed income securities: (2)
Passive bond market	1,880	—	1,880	—
US core	4,390	—	4,390	—
US passive	107	—	107	—
Long duration	55	—	55	—
Long duration investment grade	79	—	79	—
Long duration passive	55	—	55	—
Opportunistic	261	—	261	—
Non-US passive	57	—	57	—
Active long corporate	187	—	187	—
	$18,183	$—	$18,183	$—
_________________

(1)	This category consists of active and passive managed equity funds, which are invested in multiple strategies to diversify risks and reduce volatility.
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

Based on the assumptions allowed under the PPA, WRERA, Treasury guidance and IRS guidance, we estimate that our minimum annual required contribution for 2015 will be approximately $10.2 million. Additional legislative or regulatory measures, as well as fluctuations in financial market conditions, may impact these funding requirements.

Due to the regulatory treatment of pension costs in Montana, pension expense for 2014 and 2013 was based on actual contributions to the plan, while 2012 pension expense was calculated using the average of our actual and estimated funding amounts from 2005 through 2012. Annual contributions to each of the pension plans are as follows (in thousands):

	2014	2013	2012
NorthWestern Energy Pension Plan (MT)	$9,000	$10,500	$10,500
NorthWestern Pension Plan (SD)	1,200	1,200	1,200
	$10,200	$11,700	$11,700

We estimate the plans will make future benefit payments to participants as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
2015	$27,652	$3,516
2016	29,905	3,516
2017	31,172	3,387
2018	33,142	3,282
2019	34,660	3,026
2020-2024	194,065	11,923

Defined Contribution Plan

Our defined contribution plan permits employees to defer receipt of compensation as provided in Section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to direct a percentage of their gross compensation to be contributed to the plan. We contribute various percentage amounts of the employee's gross compensation contributed to the plan. Matching contributions for the year ended December 31, 2014, 2013 and 2012 were $8.7 million, $7.8 million, and $7.2 million

(17)           Stock-Based Compensation

We grant stock-based awards through our Amended and Restated Equity Compensation Plan (ECP), which includes restricted stock awards and performance share awards. In 2014, an additional 600,000 shares of common stock were authorized by the shareholders for issuance under the ECP. As of December 31, 2014, there were 1,124,798 shares of common stock remaining available for grants. The remaining vesting period for awards previously granted ranges from one to five years if the service and/or performance requirements are met. Nonvested shares do not receive dividend distributions. The long-term incentive plan provides for accelerated vesting in the event of a change in control.

We account for our share-based compensation arrangements by recognizing compensation costs for all share-based awards over the respective service period for employee services received in exchange for an award of equity or equity-based compensation. The compensation cost is based on the fair value of the grant on the date it was awarded.

Performance Share Awards

Performance share awards are granted annually under the ECP. With these awards, shares will vest if, at the end of the three-year performance period, we have achieved certain performance goals and the individual remains employed by us. The exact number of shares issued will vary from 0% to 200% of the target award, depending on actual company performance relative to the performance goals. These awards contain both a market and performance based component. For our outstanding performance share awards which were granted in 2012 and 2013, the performance goals are independent of each other and equally weighted, and are based on two metrics: (i) cumulative net income and average return on equity; and (ii) total shareholder return (TSR) relative to a peer group. For the awards granted in 2014, our Board added an earnings per share metric and removed the net income metric, while retaining the average return on equity and TSR metrics.

Fair value is determined for each component of the performance share awards. The fair value of the net income / earnings per share component is estimated based upon the closing market price of our common stock as of the date of grant less the present value of expected dividends, multiplied by an estimated performance multiple determined on the basis of historical experience, which is subsequently trued up at vesting based on actual performance. The fair value of the TSR portion is estimated using a statistical model that incorporates the probability of meeting performance targets based on historical returns relative to the peer group. The following summarizes the significant assumptions used to determine the fair value of performance shares and related compensation expense as well as the resulting estimated fair value of performance shares granted:

	2014	2013
Risk-free interest rate	0.67%	0.44%
Expected life, in years	3	3
Expected volatility	15.5% to 23.3%	16.3% to 25.4%
Dividend yield	3.3%	3.9%

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

A summary of nonvested shares as of and changes during the year ended December 31, 2014, are as follows:

	Performance Share Awards
	Shares	Weighted-Average Grant-Date Fair Value
Beginning nonvested grants	173,646	$29.14
Granted	96,193	38.33
Vested	(84,652)	25.19
Forfeited	(4,615)	33.55
Remaining nonvested grants	180,572	$35.77

We recognized compensation expense of $3.1 million, $2.4 million, and $2.8 million for the years ended December 31, 2014, 2013, and 2012, respectively, and a related income tax benefit of $0.1 million, $1.5 million, and $0.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, we had $3.6 million of unrecognized compensation cost related to the nonvested portion of outstanding awards, which is reflected as nonvested stock as a portion of additional paid in capital in our Statements of Common Shareholders' Equity. The cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested was $2.1 million, $2.2 million, and $2.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

A summary of nonvested shares as of and changes during the year ended December 31, 2014, are as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Beginning nonvested grants	26,628	$30.24
Granted	15,092	43.79
Vested	—	—
Forfeited	—	—
Remaining nonvested grants	41,720	$35.14

Director's Deferred Compensation

Nonemployee directors may elect to defer up to 100% of any qualified compensation that would be otherwise payable to him or her, subject to compliance with our 2005 Deferred Compensation Plan for Nonemployee Directors and Section 409A of the Internal Revenue Code. The deferred compensation may be invested in NorthWestern stock or in designated investment funds. Compensation deferred in a particular month is recorded as a deferred stock unit (DSU) on the first of the following month based on the closing price of NorthWestern stock or the designated investment fund. The DSUs are marked-to-market on a quarterly basis with an adjustment to director’s compensation expense. Based on the election of the nonemployee director, following separation from service on the Board, other than on account of death, he or she shall be paid a distribution either in a lump sum or in approximately equal installments over a designated number of years (not to exceed 10 years). During the years ended December 31, 2014, 2013 and 2012, DSUs issued to members of our Board totaled 26,460, 33,837 and 31,801, respectively. Total compensation expense attributable to the DSUs during the years ended December 31, 2014, 2013 and 2012 was approximately $2.3 million, $3.6 million and $0.9 million, respectively.

(18)           Common Stock

We have 250,000,000 shares authorized consisting of 200,000,000 shares of common stock with a $0.01 par value and 50,000,000 shares of preferred stock with a $0.01 par value. Of these shares, 2,865,957 shares of common stock are reserved for the incentive plan awards. For further detail of grants under this plan see Note 17 - Stock-Based Compensation.

Hydro Transaction Issuance - In November 2014, we issued 7,766,990 shares of our common stock at $51.50 per share, for aggregate net proceeds of $386 million.

Equity Distribution Agreement - In April 2012, we entered into an Equity Distribution Agreement pursuant to which we could offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $100 million. During the first quarter of 2014, we issued 295,979 shares of our common stock at an average price of $45.65 per share, for net proceeds of $13.4 million, which are net of sales commissions of approximately $147,000 and other fees. This concluded our sales pursuant to the Equity Distribution Agreement. Total shares issued under the Equity Distribution Agreement were 2,492,889 shares at an average price of $40.11, for net proceeds of $98.7 million.

Repurchase of Common Stock

Shares tendered by employees to us to satisfy the employees' tax withholding obligations in connection with the vesting of restricted stock awards totaled 23,630 and 34,552 during the years ended December 31, 2014 and 2013, respectively, and are reflected in treasury stock. These shares were credited to treasury stock based on their fair market value on the vesting date.

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

	December 31,
	2014	2013
Basic computation	40,156,177	38,144,852
Dilutive effect of
Performance share awards (1)	275,774	82,223
Diluted computation	40,431,951	38,227,075
 _____________________

(1)           Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

(20)           Commitments and Contingencies

Qualifying Facilities Liability

Our QF liability primarily consists of unrecoverable costs associated with three contracts covered under the PURPA. The QFs require us to purchase minimum amounts of energy at prices ranging from $74 to $136 per MWH through 2029. Our estimated gross contractual obligation related to the QFs is approximately $1.0 billion through 2029. A portion of the costs incurred to purchase this energy is recoverable through rates, totaling approximately $0.8 billion through 2029. The present value of the remaining QF liability is recorded in our Consolidated Balance Sheets as a regulatory disallowance liability pursuant to ASC 980. The following summarizes the change in the QF liability (in thousands):

	December 31,
	2014	2013
Beginning QF liability	$136,448	$136,652
Unrecovered amount	(10,128)	(10,647)
Interest expense	10,573	10,443
Ending QF liability	$136,893	$136,448

The following summarizes the estimated gross contractual obligation less amounts recoverable through rates (in thousands):

	Gross Obligation	Recoverable Amounts	Net
2015	$69,606	$56,598	$13,008
2016	71,598	57,188	14,410
2017	73,622	57,789	15,833
2018	75,688	58,401	17,287
2019	77,791	59,020	18,771
Thereafter	646,783	508,195	138,588
Total	$1,015,088	$797,191	$217,897

Long Term Supply and Capacity Purchase Obligations

We have entered into various commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 27 years. Costs incurred under these contracts were approximately $402.3 million, $379.4 million and $340.8 million for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, our commitments under these contracts are $206.5 million in 2015, $161.1 million in 2016, $134.9 million in 2017, $107.3 million in 2018, $103.5 million in 2019, and $922.7 million thereafter. These commitments are not reflected in our Consolidated Financial Statements.

Hydroelectric License Commitments

With the Hydro Transaction, we assumed two Memoranda of Understanding (MOUs) existing with state, federal and private entities. The MOUs are periodically updated and renewed and require us to implement plans to mitigate the impact of the projects on fish, wildlife and their habitats, and to increase recreational opportunities. The MOUs were created to maximize collaboration between the parties and enhance the possibility to receive matching funds from relevant federal agencies. Under these MOUs, we have a remaining commitment to spend approximately $26.0 million between 2015 and 2040.

Environmental Matters

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

Our liability for environmental remediation obligations is estimated to range between $26.4 million to $35.0 million, primarily for manufactured gas plants discussed below. As of December 31, 2014, we have a reserve of approximately $29.7 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $22.4 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies and implementing remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources (DENR). Our current reserve for remediation costs at this site is approximately $10.8 million, and we estimate that approximately $8.0 million of this amount will be incurred during the next five years.

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

In January, 2014, the EPA reproposed NSPS specifying permissible levels of GHG emissions for newly-constructed fossil fuel-fired electric generating units and in June 2014 proposed performance standards for modified and reconstructed power plants. Also in June, 2014, the EPA proposed the Clean Power Plan (CPP) rule to control carbon dioxide emissions from existing fossil fuel fired electric generating units. The rule proposes the establishment of statewide GHG emission standards for individual states based on the state's potential to shift generation to existing natural gas combined cycle plants, to develop new renewable energy, to achieve demand-side management savings, and to improve performance at existing coal-fired units. Under the proposed CPP, States would be required to submit individual plans for achieving GHG emission standards to EPA by summer, 2016, although under certain circumstances additional time to summer, 2018, would be permitted. The initial performance period for compliance would commence in 2020, with full implementation by 2030. The EPA has indicated that it intends to issue final rules on the NSPS, the performance standards for modified and reconstructed plants and the CPP by midsummer, 2015.

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

Requirements to reduce GHG emissions from stationary sources could cause us to incur material costs of compliance and increase our costs of procuring electricity. Although there continues to be changes in legislation and regulations that affect GHG emissions from power plants, technology to efficiently capture, remove and/or sequester such emissions may not be available within a timeframe consistent with the implementation of such requirements. In addition, physical impacts of climate change may present potential risks for severe weather, such as droughts, floods and tornadoes, in the locations where we operate or have interests. We cannot predict with any certainty whether these risks will have a material impact on our operations.

Coal Combustion Residuals (CCRs) - In December 2014, the EPA issued a final rule regulating the disposal and management of CCRs as a solid waste under Subtitle D of the Resource Conservation and Recovery Act (RCRA). CCRs include fly ash, bottom ash and scrubber wastes. The rule imposes some additional recordkeeping and operating requirements, but does not regulate the beneficial use of CCRs. We continue to review the potential costs of complying with the new CCR rule and cannot currently estimate such costs. Legal challenges to the final rule and EPA’s determination that CCR is not a hazardous waste are expected and legislation has been introduced in Congress to regulate coal ash. We cannot predict at this time the final outcome of any appeal of the CCR regulations or legislation and what impact, if any, they would have on us.

Water Intakes and Discharges - Section 316(b) of the Federal Clean Water Act (CWA) requires that the location, design, construction and capacity of any cooling water intake structure reflect the “best technology available (BTA)” for minimizing environmental impacts. In May, 2014, the EPA issued a final rule applicable to facilities that withdraw at least 2 million gallons per day of cooling water from waters of the US and use at least 25 percent of the water exclusively for cooling purposes. The final rule gives options for meeting BTA, and provides a flexible compliance approach. In August 2014, EPA published the final rule establishing national requirements applicable to cooling water intake structures, which became effective in October, 2014. Under the rule, permits required for existing facilities will be developed by the individual states and additional capital and/or increased operating costs may be required to comply with future water permit requirements. Challenges to the final cooling water intake rule have been filed by industry groups and by environmental groups in various appellate courts.

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

In December 2011, the EPA issued a final rule relating to Mercury and Air Toxics Standards (MATS). Among other things, the MATS set stringent emission limits for acid gases, mercury, and other hazardous air pollutants from new and existing electric generating units. Facilities that are subject to the MATS must come into compliance by April 2015, unless a one year extension is granted on a case-by-case basis. In April 2014, the U.S. Court of Appeals for the D.C. Circuit upheld the MATS rule. The decision was appealed by 23 states and industry groups to the Supreme Court, and in November, 2014 the Court agreed to hear the case. Oral argument will likely be scheduled for the spring and the Supreme Court is expected to issue a ruling by June, 2015.

In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR) to reduce emissions from electric generating units that interfere with the ability of downwind states to achieve ambient air quality standards. Under CSAPR, significant reductions in emissions of nitrogen oxide (NOx) and sulfur dioxide (SO2) were to be required in certain states beginning in 2012. In April 2014 the Supreme Court reversed and remanded the 2012 decision of the U.S. Court of Appeals for the D.C. Circuit that had vacated the CSAPR. Litigation of the remaining CSAPR lawsuits continues, with briefings and oral argument set for 2015.

In October 2013, the Supreme Court denied certiorari in Luminant Generation Co v. EPA, which challenged the EPA’s current approach to regulating air emissions during startup, shutdown and malfunction (SSM) events. As a result, fossil fuel power plants may need to address SSM in their permits to reduce the risk of enforcement or citizen actions.

In September 2012, a final Federal Implementation Plan for Montana was published in the Federal Register to address regional haze. As finalized, Colstrip Unit 4 does not have to improve removal efficiency for pollutants that contribute to regional haze. By 2018, Montana, or EPA, must develop a revised Plan that demonstrates reasonable progress toward eliminating man made emissions of visibility impairing pollutants, which could impact Colstrip Unit 4. In November 2012, PPL Montana, the operator of Colstrip, as well as environmental groups (National Parks Conservation Association, Montana Environmental Information Center, and Sierra Club) jointly filed a petition for review of the Federal Implementation Plan in the U.S. Court of Appeals for the Ninth Circuit. Montana Environmental Information Center and Sierra Club have challenged the EPA's decision not to require any emissions reductions from Colstrip Units 3 and 4. The Ninth Circuit held oral argument on the petition on May 16, 2014, but no decision has been issued and at this time, we cannot predict or determine the timing or outcome of this petition.

We have joint ownership in generation plants located in South Dakota, North Dakota, Iowa and Montana that are or may become subject to various regulations that have been issued or proposed under the Clean Air Act, as discussed below.

South Dakota. The South Dakota DENR determined that the Big Stone Plant, of which we have a 23.4% ownership, is subject to the BART requirements of the Regional Haze Rule. South Dakota DENR's State Implementation Plan (SIP) was approved by the EPA in May 2012. Under the SIP, the Big Stone plant must install and operate a new BART compliant air quality control system (AQCS) to reduce SO2, NOx and particulate emissions as expeditiously as practicable, but no later than five years after the EPA's approval of the SIP. The estimated total project cost for the AQCS at the Big Stone plant is approximately $384 million (our share is 23.4%). As of December 31, 2014, we have capitalized costs of approximately $71.8 million related to this project, which is expected to be operational by the end of 2015.

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

Iowa. The Neal #4 generating facility, of which we have an 8.7% ownership, installed a scrubber, a baghouse, activated carbon injection and a selective non-catalytic reduction system to comply with national ambient air quality standards and the MATS. The project was substantially completed in 2013.

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

On August 27, 2014, the Plaintiffs filed their Second Amended Complaint, which alleges a total of 13 claims covering eight projects and seeks injunctive and declaratory relief, civil penalties (including $100,000 of civil penalties to be used for beneficial environmental projects), and recovery of their attorney fees. Defendants filed their Answer to the Second Amended Complaint on September 26, 2014. Since filing the Second Amended Complaint, Plaintiffs have indicated that they are no longer pursuing four claims involving two projects thereby reducing their total claims to nine relating to six projects. The four dropped claims have not yet been formally dismissed by the Court. A Bench Trial has been set for November 16, 2015.

We intend to vigorously defend this lawsuit. Due to the preliminary nature of the lawsuit, at this time, we cannot predict an outcome, nor is it reasonably possible to estimate the amount or range of loss, if any, that would be associated with an adverse decision.

Billings Refinery Outage Claim

In August 2014, we received a demand letter from a refinery in Billings claiming that it had sustained damages of approximately $48.5 million as a result of a January 2014 electrical outage. We dispute the claim and intend to vigorously defend against it. We have reported the refinery's claim to our insurance carrier under our primary insurance policy, which has a $2 million retention. This matter is in the initial stages and we cannot predict an outcome or estimate the amount or range of loss, if any, that would be associated with an adverse result.

Other Legal Proceedings

We are also subject to various other legal proceedings, governmental audits and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these other actions will not materially affect our financial position, results of operations, or cash flows.

(21)          Segment and Related Information

Our reportable business segments are primarily engaged in the electric and natural gas business. The remainder of our operations are presented as other, which primarily consists of unallocated corporate costs.

We evaluate the performance of these segments based on gross margin. The accounting policies of the operating segments are the same as the parent except that the parent allocates some of its operating expenses to the operating segments according to a methodology designed by management for internal reporting purposes and involves estimates and assumptions.

Financial data for the business segments are as follows (in thousands):

December 31, 2014	Electric	Gas	Other	Eliminations	Total
Operating revenues	$877,967	326,896	$—	$—	$1,204,863
Cost of sales	348,640	133,951	—	—	482,591
Gross margin	529,327	192,945	—	—	722,272
Operating, general and administrative	200,186	91,437	14,263	—	305,886
Property and other taxes	84,759	29,821	12	—	114,592
Depreciation	94,813	28,930	33	—	123,776
Operating income (loss)	149,569	42,757	(14,308)	—	178,018
Interest expense	(60,424)	(10,618)	(6,760)	—	(77,802)
Other income	4,758	1,324	4,116	—	10,198
Income tax (expense) benefit	(1,490)	(7,463)	19,225	—	10,272
Net income	$92,413	$26,000	$2,273	$—	$120,686
Total assets	$3,442,659	$1,522,902	$8,382	$—	$4,973,943
Capital expenditures	$233,538	$36,846	$—	$—	$270,384

December 31, 2013	Electric	Gas	Other	Eliminations	Total
Operating revenues	$865,239	$287,605	$1,675	$—	$1,154,519
Cost of sales	358,688	120,858	—	—	479,546
Gross margin	506,551	166,747	1,675	—	674,973
Operating, general and administrative	195,100	78,822	11,647	—	285,569
Property and other taxes	78,536	26,993	11	—	105,540
Depreciation	89,728	23,070	33	—	112,831
Operating income (loss)	143,187	37,862	(10,016)	—	171,033
Interest expense	(57,920)	(9,993)	(2,573)	—	(70,486)
Other income	4,061	1,239	2,437	—	7,737
Income tax (expense) benefit	(13,905)	(4,134)	3,738	—	(14,301)
Net income (loss)	$75,423	$24,974	$(6,414)	$—	$93,983
Total assets	$2,583,554	$1,117,861	$13,845	—	$3,715,260
Capital expenditures	$198,032	$32,422	$—	—	$230,454

December 31, 2012	Electric	Gas	Other	Eliminations	Total
Operating revenues	$805,554	$263,394	$1,394	$—	$1,070,342
Cost of sales	277,826	117,608	—	—	395,434
Gross margin	527,728	145,786	1,394	—	674,908
Operating, general and administrative	187,599	75,971	6,396	—	269,966
MSTI impairment	24,039	—	—	—	24,039
Property and other taxes	72,755	24,907	12	—	97,674
Depreciation	86,559	19,452	33	—	106,044
Operating income (loss)	156,776	25,456	(5,047)	—	177,185
Interest expense	(55,118)	(9,063)	(881)	—	(65,062)
Other income	2,630	1,633	109	—	4,372
Income tax (expense) benefit	(22,298)	(692)	4,901	—	(18,089)
Net income	$81,990	$17,334	$(918)	$—	$98,406
Total assets	2,442,602	$1,032,259	$10,672	$—	$3,485,533
Capital expenditures	178,325	$40,909	$—	$—	$219,234

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

2014	First	Second	Third	Fourth
Operating revenues	$369,723	$270,281	$251,912	$312,947
Operating income	71,350	25,097	30,987	50,584
Net income	$45,580	$7,746	$30,191	$37,169
Average common shares outstanding	38,856	39,137	39,141	43,451
Income per average common share (basic):
Net income	$1.17	$0.20	$0.77	$0.87
Income per average common share (diluted):
Net income	$1.17	$0.20	$0.77	$0.85
Dividends per share	$0.40	$0.40	$0.40	$0.40
Stock price:
High	$47.86	$52.49	$52.70	$58.70
Low	42.64	45.49	45.30	45.14
Quarter-end close	47.43	52.19	45.36	56.58

2013	First	Second	Third	Fourth
Operating revenues	$313,020	$260,161	$262,248	$319,090
Operating income	57,010	32,660	31,401	49,962
Net income	$37,902	$14,341	$15,647	$26,093
Average common shares outstanding	37,384	38,092	38,459	38,626
Income per average common share (basic):			0	0
Net income	$1.01	$0.37	$0.41	$0.67
Income per average common share (diluted):
Net income	$1.01	$0.37	$0.40	$0.68
Dividends per share	$0.38	$0.38	$0.38	$0.38
Stock price:
High	$40.35	$43.17	$45.85	$47.18
Low	35.06	38.12	39.08	41.31
Quarter-end close	39.86	39.90	44.92	43.32

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
NORTHWESTERN CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance End of Period
Description	(in thousands)
FOR THE YEAR ENDED DECEMBER 31, 2014
RESERVES DEDUCTED FROM APPLICABLE ASSETS
Uncollectible accounts	$4,452	$3,813	$(3,963)	$4,302
FOR THE YEAR ENDED DECEMBER 31, 2013
RESERVES DEDUCTED FROM APPLICABLE ASSETS
Uncollectible accounts	3,238	4,167	(2,953)	4,452
FOR THE YEAR ENDED DECEMBER 31, 2012
RESERVES DEDUCTED FROM APPLICABLE ASSETS
Uncollectible accounts	2,930	2,706	(2,398)	3,238