Form 10-Q
period 2015-03-31
NORTHWESTERN CORP
filed 2015-04-23
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Common Stock, Par Value $0.01
47,039,515 shares outstanding at April 17, 2015

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues
Electric	236,046	$234,511
Gas	109,965	135,212
Total Revenues	346,011	369,723
Operating Expenses
Cost of sales	112,391	167,428
Operating, general and administrative	81,123	72,082
Property and other taxes	32,787	28,545
Depreciation and depletion	35,819	30,318
Total Operating Expenses	262,120	298,373
Operating Income	83,891	71,350
Interest Expense, net	(23,115)	(19,966)
Other Income	665	2,189
Income Before Income Taxes	61,441	53,573
Income Tax Expense	(10,016)	(7,993)
Net Income	$51,425	$45,580
Average Common Shares Outstanding	46,977	38,856
Basic Earnings per Average Common Share	1.09	$1.17
Diluted Earnings per Average Common Share	1.09	$1.17
Dividends Declared per Common Share	0.48	$0.40

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Net Income	51,425	45,580
Other comprehensive income (loss), net of tax:
Reclassification of net gains on derivative instruments	(89)	(183)
Foreign currency translation	268	103
Total Other Comprehensive Income (Loss)	179	(80)
Comprehensive Income	51,604	45,500

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	March 31, 2015	December 31, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$12,109	$20,362
Restricted cash	24,691	29,662
Accounts receivable, net	148,843	163,479
Inventories	48,037	55,094
Regulatory assets	30,604	47,374
Deferred income taxes	40,592	20,843
Other	13,067	14,071
Total current assets	317,943	350,885
Property, plant, and equipment, net	3,781,199	3,758,008
Goodwill	355,128	355,128
Regulatory assets	478,519	455,757
Other noncurrent assets	56,302	54,165
Total assets	$4,989,091	$4,973,943
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$1,754	$1,730
Short-term borrowings	209,904	267,840
Accounts payable	56,345	81,961
Accrued expenses	219,535	206,882
Regulatory liabilities	57,009	56,169
Total current liabilities	544,547	614,582
Long-term capital leases	27,720	28,162
Long-term debt	1,662,105	1,662,099
Deferred income taxes	497,228	446,600
Noncurrent regulatory liabilities	365,672	362,228
Other noncurrent liabilities	385,675	382,489
Total liabilities	3,482,947	3,496,160
Commitments and Contingencies (Note 13)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 50,682,835 and 47,038,040 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	507	505
Treasury stock at cost	(94,643)	(92,558)
Paid-in capital	1,315,060	1,313,844
Retained earnings	293,807	264,758
Accumulated other comprehensive loss	(8,587)	(8,766)
Total shareholders' equity	1,506,144	1,477,783
Total liabilities and shareholders' equity	$4,989,091	$4,973,943
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$51,425	$45,580
Items not affecting cash:
Depreciation and depletion	35,819	30,318
Amortization of debt issue costs, discount and deferred hedge gain	287	1,538
Stock-based compensation costs	1,246	824
Equity portion of allowance for funds used during construction	(1,707)	(1,079)
Gain on disposition of assets	(88)	(59)
Deferred income taxes	9,007	26,860
Changes in current assets and liabilities:
Restricted cash	165	(5,723)
Accounts receivable	14,636	3,763
Inventories	7,057	17,530
Other current assets	1,004	2,767
Accounts payable	(23,179)	(18,180)
Accrued expenses	12,653	34,060
Regulatory assets	16,770	(7,614)
Regulatory liabilities	840	1,950
Other noncurrent assets	(782)	(24,998)
Other noncurrent liabilities	1,648	4,698
Cash provided by operating activities	126,801	112,235
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(56,538)	(51,677)
Change in restricted cash	4,806	—
Acquisitions	—	1,455
Proceeds from sale of assets	80	94
Cash used in investing activities	(51,652)	(50,128)
FINANCING ACTIVITIES:
Treasury stock activity	(1,991)	(1,012)
Proceeds from issuance of common stock, net	—	13,365
Dividends on common stock	(22,376)	(15,454)
Repayments on long-term debt	(7)	(40)
Repayments of short-term borrowings, net	(57,936)	(55,973)
Financing costs	(1,092)	(69)
Cash used in financing activities	(83,402)	(59,183)
(Decrease) Increase in Cash and Cash Equivalents	(8,253)	2,924
Cash and Cash Equivalents, beginning of period	20,362	16,557
Cash and Cash Equivalents, end of period	$12,109	$19,481
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$27	$13
Interest	12,213	11,747
Significant non-cash transactions:
Capital expenditures included in accounts payable and accrued expenses	6,395	3,991

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

(in thousands, except per share data)

	Number of Common Shares	Number of Treasury Shares	Common Stock	Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2013	42,340	3,595	$423	$910,184	$(91,744)	$209,091	$2,716	$1,030,670

Net income	0	0	$—	$—	$—	$45,580	$—	$45,580
Foreign currency translation adjustment	0	0	$—	$—	$—	$—	$103	$103
Reclassification of net gains on derivative instruments from OCI to net income, net of tax	0	0	$—	$—	$—	$—	$(183)	$(183)
Stock-based compensation	115	21	$—	$1,246	$(1,012)	$—	$—	$234
Issuance of shares	296	0	$5	$13,362	$—	$—	$—	$13,367
Dividends on common stock ($0.40 per share)	0	0	$—	$—	$—	$(15,454)	$—	$(15,454)
Balance at March 31, 2014	42,751	3,616	$428	$924,792	$(92,756)	$239,217	$2,636	$1,074,317

Balance at December 31, 2014	50,522	3,607	$505	$1,313,844	$(92,558)	$264,758	$(8,766)	$1,477,783

Net income	0	0	$—	$—	$—	$51,425	$—	$51,425
Foreign currency translation adjustment	0	0	$—	$—	$—	$—	$268	$268
Reclassification of net gains on derivative instruments from OCI to net income, net of tax	0	0	$—	$—	$—	$—	$(89)	$(89)
Stock-based compensation	161	38	$—	$1,338	$(2,085)	$—	$—	$(747)
Issuance of shares	0	0	$2	$(122)	$—	$—	$—	$(120)
Dividends on common stock ($0.48 per share)	0	0	$—	$—	$—	$(22,376)	$—	$(22,376)
Balance at March 31, 2015	50,683	3,645	$507	$1,315,060	$(94,643)	$293,807	$(8,587)	$1,506,144

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to March 31, 2015, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

The Financial Statements included herein have been prepared by NorthWestern, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the condensed disclosures provided are adequate to make the information presented not misleading. Management recommends that these unaudited Financial Statements be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain Qualifying Facility (QF) plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 Megawatt (MW) coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per Megawatt Hour (MWH) (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $256.9 million through 2024.

(2) New Accounting Standards

Accounting Standards Issued

In April 2015, the Financial Accounting Standards Board (FASB) issued accounting guidance that changes the presentation of debt issuance costs. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts, rather than as an asset. Amortization of these costs will continue to be reported as interest expense. The new guidance will be effective for us in our first quarter of 2016. Early adoption is permitted. We are currently evaluating the impact of adoption of this new guidance on our Financial Statements and disclosures.

In May 2014, the FASB issued accounting guidance on the recognition of revenue from contracts with customers, which will supersede nearly all existing revenue recognition guidance under GAAP. Under the new standard, entities will recognize revenue to depict the transfer of goods and services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from an entity’s contracts with customers. The new guidance will be effective for us in our first quarter of 2017. Early adoption is not permitted. We are currently evaluating the impact of adoption of this new guidance on our Financial Statements and disclosures.

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

Accounting Standards Adopted

There have been no new accounting pronouncements or changes in accounting pronouncements adopted during the three months ended March 31, 2015 that are of significance, or potential significance, to us.

(3) Hydro Transaction

In November 2014, we completed the purchase of 11 hydroelectric generating facilities and associated assets located in Montana for an adjusted purchase price of approximately $904 million (Hydro Transaction). The addition of hydroelectric generation provides long-term supply diversity to our portfolio and reduces risks associated with variable fuel prices. We expect the Hydro Transaction to allow us to reduce our reliance on third party power purchase agreements and spot market purchases, more closely matching our electric generation resources with forecasted customer demand. With reduced amounts of purchased power, we believe we will be less exposed to market volatility and will be better positioned to control the cost of supplying electricity to our customers. We expect to finalize the purchase price allocation, including analysis of environmental matters and potential removal obligations, during 2015.

Kerr Project - We assumed temporary ownership of the Kerr Project upon the close of the Hydro Transaction. We expect to transfer the Kerr Project to the Confederated Salish and Kootenai Tribes of the Flathead Reservation (CSKT) in September 2015, in accordance with its FERC license, which gives the CSKT the right to acquire the project between September 2015 and September 2025. The CSKT have formally provided notice of their intent to acquire the Kerr Project and designated September 5, 2015, as the date for conveyance to occur. Under our agreement with PPL Montana, the purchase price for the Hydro Transaction includes a $30 million reference price for the Kerr Project. We expect to sell any excess generation from the Kerr Project in the market and provide revenue credits to our Montana retail customers until the Kerr Project is transferred to the CSKT. The MPSC Order approving the Hydro Transaction provides that customers will have no financial risk related to our temporary ownership of the Kerr Project, with a compliance filing required upon completion of the transfer to CSKT.

(4) Regulatory Matters

South Dakota Electric Rate Filing

In December 2014, we filed a request with the SDPUC for an annual increase to electric rates totaling approximately $26.5 million. Our request was based on a return on equity of 10%, a capital structure consisting of 46% debt and 54% equity and rate base of $447.4 million. We anticipate implementing interim rates during July 2015. The SDPUC has not yet issued a procedural schedule.

Dave Gates Generating Station at Mill Creek (DGGS)

In April 2014, the FERC issued an order affirming a FERC Administrative Law Judge's (ALJ) initial decision in September 2012, regarding cost allocation at DGGS between retail and wholesale customers. This decision concluded we should allocate only a fraction of the costs we believe, based on facts and the law, should be allocated to FERC jurisdictional customers. We have been recognizing revenue consistent with the ALJ's initial decision. As of March 31, 2015, we have cumulative deferred revenue of approximately $27.3 million, which is subject to refund and recorded within current regulatory liabilities in the Consolidated Balance Sheets.

In May 2014, we filed a request for rehearing, which remains pending. In our request for rehearing, we have argued that no refunds are due even if the cost allocation method is modified prospectively. There is no deadline by which FERC must act on our rehearing petition, but it could occur during 2015. Customer refunds, if any, will not be due until 30 days after a FERC order on rehearing. If unsuccessful on rehearing, we may appeal to a United States Circuit Court of Appeals. The time line for any such appeal could, depending on when the FERC issues a rehearing order, extend into 2016 or beyond.

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

Our electric supply tracker filings for the 2013/2014 and 2012/2013 tracker periods are part of a consolidated docket, which is still subject to final approval by the MPSC. Our 2014 electric tracker filing included market purchases made between July 2013 and January 2014 for replacement power during an outage at Colstrip Unit 4. Inclusion of these costs in the tracker filing is consistent with the treatment of replacement power during previous outages. During a June 2014 MPSC work session, approximately $11 million of these incremental market purchases related to the Colstrip Unit 4 outage were identified by the MPSC for additional prudency review. The Montana Environmental Information Center and Sierra Club have intervened in the consolidated docket to challenge our recovery of costs associated with Colstrip Unit 4, particularly the costs incurred as a result of the outage, as imprudent. Discovery is currently in process and a hearing is scheduled for October 2015.

Montana Lost Revenue Adjustment Mechanism

Demand-side management (DSM) lowers our sales to customers. In 2005, the MPSC created a Lost Revenue Adjustment Mechanism (LRAM) by which we collect revenue that we would have collected without any DSM. In an order issued in October 2013, which was related to our 2011 / 2012 electric supply tracker, the MPSC required us to lower our LRAM revenue recovery and imposed a new burden of proof on us for future LRAM recovery. We appealed the October 2013 order to Montana District Court. The appeal is pending. The District Court approved a partial settlement of our appeal, in which the MPSC agreed to remove from the October 2013 order the sentence that imposed the new burden and to initiate a separate docket to review lost revenue policy issues. The MPSC initiated the new proceeding regarding LRAM in June 2014 and a hearing is scheduled for June 2015. Discovery and additional testimony is currently in process.

Based on the MPSC's October 2013 order, we have recognized $7.1 million of DSM lost revenues for each annual electric supply tracker period. However, since the 2012/2013 and 2013/2014 annual electric tracker filings are still subject to final approval, the MPSC may ultimately require us to refund a portion of the DSM lost revenues we have recognized since July 2012.

Montana Natural Gas Tracker Filings and Natural Gas Production Assets

Each year we submit a natural gas tracker filing for recovery of supply costs for the 12-month period ended June 30 and for the projected supply costs for the next 12-month period. The MPSC reviews such filings and makes its cost recovery determination based on whether or not our natural gas supply procurement activities were prudent.

In 2012 and 2013, we purchased natural gas production interests in northern Montana's Bear Paw Basin (Bear Paw). We are collecting the cost of service for natural gas produced from these assets, including a return on our investment, through our natural gas supply tracker on an interim basis. As a result, we do not expect to file an application with the MPSC to place these assets in natural gas rate base until our next natural gas rate case. We are recognizing Bear Paw related revenue based on the precedent established by the MPSC's approval of Battle Creek in the fourth quarter of 2012. Since acquisition, we have recognized approximately $38.5 million of revenue, a portion of which may be subject to refund.

Our annual natural gas supply tracker filings for the 2013/2014 and 2012/2013 tracker periods are part of a consolidated docket, which is still subject to final approval by the MPSC. During March 2015, the Montana Consumer Counsel (MCC) filed testimony that included a recommendation to reduce our natural gas production rates. We disagree with the MCC's recommendation and our rebuttal testimony is due by April 24, 2015. If the MPSC ultimately adopts the MCC's recommendation, it could result in refunds of approximately $3.0 million previously recognized as revenue. A hearing is scheduled for May 2015.

(5) Income Taxes

The following table summarizes the significant differences in income tax expense based on the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended March 31,
	2015		2014
Income Before Income Taxes	$61,441		$53,573

Income tax calculated at 35% federal statutory rate	21,504	35.0%	18,751	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	161	0.3	371	0.6
Flow-through repairs deductions	(9,613)	(15.7)	(9,693)	(18.1)
Production tax credits	(1,261)	(2.1)	(1,430)	(2.7)
Plant and depreciation of flow through items	(381)	(0.6)	410	0.8
Other, net	(394)	(0.6)	(416)	(0.7)
	(11,488)	(18.7)	(10,758)	(20.1)

Income tax expense	$10,016	16.3%	$7,993	14.9%

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

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We have unrecognized tax benefits of approximately $95.4 million as of March 31, 2015, including approximately $65.8 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2015, we did not recognize expense for interest and penalties in the Condensed Consolidated Statements of Income and did not have any amounts accrued at March 31, 2015 and December 31, 2014, respectively, for the payment of interest and penalties.

Our federal tax returns from 2000 forward remain subject to examination by the IRS.

(6) Goodwill

There were no changes in our goodwill during the three months ended March 31, 2015. Goodwill by segment is as follows for both March 31, 2015 and December 31, 2014 (in thousands):

Electric	$241,100
Natural gas	114,028
$355,128

(7) Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss) (in thousands):

	March 31, 2015			March 31, 2014
	Three Months Ended			Three Months Ended
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$268	$—	$268	$103	$—	$103
Reclassification of net gains on derivative instruments	(143)	54	$(89)	(297)	114	$(183)
Other comprehensive income (loss)	$125	$54	$179	$(194)	$114	$(80)

Balances by classification included within accumulated other comprehensive income (loss) (AOCI) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	March 31, 2015	December 31, 2014
Foreign currency translation	$1,065	$797
Derivative instruments designated as cash flow hedges	(8,405)	(8,316)
Pension and postretirement medical plans	(1,247)	(1,247)
Accumulated other comprehensive loss	$(8,587)	$(8,766)

The following tables display the changes in AOCI by component, net of tax (in thousands):

		March 31, 2015
		Three Months Ended
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,316)	$(1,247)	$797	$(8,766)
Other comprehensive income before reclassifications		—	—	268	268
Amounts reclassified from AOCI	Interest Expense	(89)	—	—	(89)
Net current-period other comprehensive (loss) income		(89)	—	268	179
Ending balance		$(8,405)	$(1,247)	$1,065	$(8,587)

		March 31, 2014
		Three Months Ended
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$3,513	$(1,329)	$532	$2,716
Other comprehensive income before reclassifications		—	—	103	103
Amounts reclassified from AOCI	Interest Expense	(183)	—	—	(183)
Net current-period other comprehensive loss		(183)	—	103	(80)
Ending balance		$3,330	$(1,329)	$635	$2,636

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

Normal Purchases and Normal Sales

We have applied the normal purchase and normal sale scope exception (NPNS) to our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Financial Statements at March 31, 2015 and December 31, 2014. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

Interest Rate Swaps Designated as Cash Flow Hedges

We have previously used interest rate swaps designated as cash flow hedges to manage our interest rate exposures associated with new debt issuances. We have no interest rate swaps outstanding. These swaps were designated as cash flow hedges with the effective portion of gains and losses, net of associated deferred income tax effects, recorded in AOCI. We reclassify these gains from AOCI into interest expense during the periods in which the hedged interest payments occur. The following table shows the effect of these interest rate swaps previously terminated on the Financial Statements (in thousands):

	Location of amount reclassified from AOCI to Income	Amount Reclassified from AOCI into Income during the Three Months Ended March 31, 2015

Interest rate contracts	Interest Expense	$143

A net loss of approximately $13.5 million is remaining in AOCI as of March 31, 2015, and we expect to reclassify approximately $0.6 million of net pre-tax gains from AOCI into interest expense during the next twelve months. These amounts relate to terminated swaps.

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

We classify assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. The table below sets forth by level within the fair value hierarchy the gross components of our assets and liabilities measured at fair value on a recurring basis. NPNS transactions are not included in the fair values by source table as they are not recorded at fair value. See Note 8 - Risk Management and Hedging Activities for further discussion.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels for the periods presented.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
March 31, 2015
Restricted cash	$12,976	$—	$—	$—	$12,976
Rabbi trust investments	23,164	—	—	—	23,164
Total	$36,140	$—	$—	$—	$36,140

December 31, 2014
Restricted cash	$13,140	$—	$—	$—	$13,140
Rabbi trust investments	21,594	—	—	—	21,594
Total	$34,734	$—	$—	$—	$34,734

Restricted cash represents amounts held in money market mutual funds. Rabbi trust investments represent assets held for non-qualified deferred compensation plans, which consist of our common stock and actively traded mutual funds with quoted prices in active markets.

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,662,105	$1,869,022	$1,662,099	$1,817,642

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

Three Months Ended
March 31, 2015	Electric	Gas	Other	Eliminations	Total
Operating revenues	$236,046	$109,965	$—	$—	$346,011
Cost of sales	63,919	48,472	—	—	112,391
Gross margin	172,127	61,493	—	—	233,620
Operating, general and administrative	60,055	21,911	(843)	—	81,123
Property and other taxes	25,259	7,525	3	—	32,787
Depreciation and depletion	28,554	7,256	9	—	35,819
Operating income	58,259	24,801	831	—	83,891
Interest expense	(19,698)	(2,994)	(423)	—	(23,115)
Other income (expense)	1,282	142	(759)	—	665
Income tax (expense) benefit	(6,253)	(4,721)	958	—	(10,016)
Net income	$33,590	$17,228	$607	$—	$51,425
Total assets	$3,928,896	$1,052,085	$8,110	$—	$4,989,091
Capital expenditures	$50,061	$6,477	$—	$—	$56,538

Three Months Ended
March 31, 2014	Electric	Gas	Other	Eliminations	Total
Operating revenues	$234,511	$135,212	$—	$—	$369,723
Cost of sales	101,596	65,832	—	—	167,428
Gross margin	132,915	69,380	—	—	202,295
Operating, general and administrative	47,136	22,596	2,350	—	72,082
Property and other taxes	20,583	7,959	3	—	28,545
Depreciation and depletion	23,105	7,205	8	—	30,318
Operating income (loss)	42,091	31,620	(2,361)	—	71,350
Interest expense	(15,169)	(2,757)	(2,040)	—	(19,966)
Other income	812	125	1,252	—	2,189
Income tax (expense) benefit	(4,137)	(4,325)	469	—	(7,993)
Net income (loss)	$23,597	$24,663	$(2,680)	$—	$45,580
Total assets	$2,609,170	$1,130,171	$11,917	$—	$3,751,258
Capital expenditures	$45,157	$6,520	$—	$—	$51,677

(11) Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of common stock equivalent shares that could occur if all unvested shares were to vest. Common stock equivalent shares are calculated using the treasury stock method, as applicable. The dilutive effect is computed by dividing earnings applicable to common stock by the weighted average number of common shares outstanding plus the effect of the outstanding unvested performance share awards. Average shares used in computing the basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Basic computation	46,976,989	38,855,779
Dilutive effect of
Performance share awards (1)	218,457	98,351

Diluted computation	47,195,446	38,954,130

______________
(1)          Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

(12) Employee Benefit Plans

Net periodic benefit cost (income) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Components of Net Periodic Benefit Cost (Income)
Service cost	$3,463	$2,999	$129	$126
Interest cost	6,542	6,545	183	211
Expected return on plan assets	(7,920)	(7,377)	(243)	(245)
Amortization of prior service cost	62	62	(500)	(500)
Recognized actuarial loss	2,618	557	81	77
Net Periodic Benefit Cost (Income)	$4,765	$2,786	$(350)	$(331)

(13) Commitments and Contingencies

ENVIRONMENTAL LIABILITIES AND REGULATION

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

Our liability for environmental remediation obligations is estimated to range between $26.4 million to $35.0 million, primarily for manufactured gas plants discussed below. As of March 31, 2015, we have a reserve of approximately $29.2 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $22.1 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies and implementing remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources (DENR). Our current reserve for remediation costs at this site is approximately $10.6 million, and we estimate that approximately $7.8 million of this amount will be incurred during the next five years.

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

In addition, we own or have responsibility for sites in Butte, Missoula and Helena, Montana on which former manufactured gas plants were located. The Butte and Helena sites were placed into the Montana Department of Environmental Quality (MDEQ) voluntary remediation program for cleanup due to soil and groundwater impacts. Soil and coal tar were removed at the sites in accordance with MDEQ requirements. Groundwater monitoring is conducted semiannually at both sites. An investigation conducted at the Missoula site did not require remediation activities, but required preparation of a groundwater monitoring plan. Monitoring wells have been installed and groundwater is monitored semiannually. At the request of Missoula Valley Water Quality District, a risk assessment is being prepared for the Missoula site. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of risk-based remedial action at these sites or if any additional actions beyond monitored natural attenuation will be required.

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

Coal Combustion Residuals (CCRs) - In December 2014, the EPA issued a final rule regulating the disposal and management of CCRs as a solid waste under Subtitle D of the Resource Conservation and Recovery Act (RCRA). CCRs include fly ash, bottom ash and scrubber wastes. The rule imposes some additional recordkeeping and operating requirements, but does not regulate the beneficial use of CCRs. We continue to review the potential costs of complying with the CCR rule and cannot currently estimate such costs. Legal challenges to the final rule and EPA’s determination that CCR is not a hazardous waste are expected and legislation has been introduced in Congress to regulate coal ash. We cannot predict at this time the final outcome of any appeal of the CCR regulations or legislation and what impact, if any, they would have on us.

Water Intakes and Discharges - Section 316(b) of the Federal Clean Water Act (CWA) requires that the location, design, construction and capacity of any cooling water intake structure reflect the “best technology available (BTA)” for minimizing environmental impacts. In May, 2014, the EPA issued a final rule applicable to facilities that withdraw at least 2 million gallons per day of cooling water from waters of the US and use at least 25 percent of the water exclusively for cooling purposes. The final rule, which became effective in October 2014, gives options for meeting BTA, and provides a flexible compliance approach. Under the rule, permits required for existing facilities will be developed by the individual states and additional capital and/or increased operating costs may be required to comply with future water permit requirements. Challenges to the final cooling water intake rule filed by industry and environmental groups have been consolidated for review in the Fourth Circuit Court of Appeals.

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

Clean Air Act Rules and Associated Emission Control Equipment Expenditures - The EPA has proposed or issued a number of rules under different provisions of the Clean Air Act that could require the installation of emission control equipment at the generation plants in which we have joint ownership.

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

In December 2011, the EPA issued a final rule relating to Mercury and Air Toxics Standards (MATS). Among other things, the MATS set stringent emission limits for acid gases, mercury, and other hazardous air pollutants from new and existing electric generating units. Facilities that are subject to the MATS must come into compliance by April 2015, unless a one year extension is granted on a case-by-case basis. In April 2014, the U.S. Court of Appeals for the D.C. Circuit upheld the MATS rule. The decision was appealed by 23 states and industry groups to the Supreme Court, and in March 2015 the Court heard oral arguments in the case. The Supreme Court is expected to issue a ruling by June, 2015.

In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR) to reduce emissions from electric generating units that interfere with the ability of downwind states to achieve ambient air quality standards. Under CSAPR, significant reductions in emissions of nitrogen oxide (NOx) and sulfur dioxide (SO2) were to be required in certain states beginning in 2012. In April 2014 the Supreme Court reversed and remanded the 2012 decision of the U.S. Court of Appeals for the D.C. Circuit that had vacated the CSAPR. Litigation of the remaining CSAPR lawsuits continues, with a decision expected by the end of 2015.

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

Jointly Owned Plants - We have joint ownership in generation plants located in South Dakota, North Dakota, Iowa and Montana that are or may become subject to various regulations that have been issued or proposed under the Clean Air Act, as discussed below.

South Dakota. The South Dakota DENR determined that the Big Stone plant, in which we have a 23.4% ownership, is subject to the BART requirements of the Regional Haze Rule. South Dakota DENR's State Implementation Plan (SIP) was approved by the EPA in May 2012. Under the SIP, the Big Stone plant must install and operate a new BART compliant air quality control system (AQCS) to reduce SO2, NOx and particulate emissions as expeditiously as practicable, but no later than five years after the EPA's approval of the SIP. The estimated total project cost for the AQCS at the Big Stone plant is approximately $384 million (our share is 23.4%). As of March 31, 2015, we have capitalized costs of approximately $82.2 million related to this project, which is expected to be operational by the end of 2015.

Our incremental capital expenditure projections include amounts related to our share of the BART at Big Stone based on current estimates. We could, however, face additional capital or financing costs.

Based on the finalized MATS, Big Stone will meet the requirements by installing the AQCS system and using activated carbon injection for mercury control. The South Dakota DENR granted Big Stone an extension to comply with MATS, such that the new compliance deadline is April 16, 2016. New mercury emissions monitoring equipment will be required.

North Dakota. The North Dakota Regional Haze SIP requires the Coyote generating facility, in which we have 10% ownership, to reduce its NOx emissions. Coyote must install control equipment to limit its NOx emissions to 0.5 pounds per million Btu as calculated on a 30-day rolling average basis, including periods of start-up and shutdown, beginning on July 1, 2018. The current estimate of the total cost of the project is approximately $9.0 million (our share is 10.0%).

Based on the finalized MATS, Coyote will meet the requirements by using activated carbon injection for mercury control.

Iowa. The Neal #4 generating facility, in which we have an 8.7% ownership, completed the installation of a scrubber, baghouse, activated carbon injection and a selective non-catalytic reduction system in 2013 to comply with national ambient air quality standards and the MATS.

Montana. Colstrip Unit 4, a coal fired generating facility in which we have a 30% interest, is currently controlling emissions of mercury under regulations issued by the State of Montana, which are stricter than the Federal MATS. Scrubbers at the plant are being retrofitted, the cost of which is not expected to be significant. The owners do not believe additional equipment will be necessary to meet the MATS for mercury, and anticipate meeting all other expected MATS emissions limitations required by the rule without additional costs except those costs related to increased monitoring frequency.

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

The parties filed a joint notice (Notice) on April 21, 2014 that advised the Court of Plaintiffs’ intent to file a Second Amended Complaint which dropped claims relating to 52 projects, and added one additional project. At the joint request of the parties, the Court extended various deadlines set a bench trial date for the liability portion of the case for June 8, 2015.

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

On August 27, 2014, the Plaintiffs filed their Second Amended Complaint, which alleges a total of 13 claims covering eight projects and seeks injunctive and declaratory relief, civil penalties (including $100,000 of civil penalties to be used for beneficial environmental projects), and recovery of their attorney fees. Defendants filed their Answer to the Second Amended Complaint on September 26, 2014. Since filing the Second Amended Complaint, Plaintiffs have indicated that they are no longer pursuing a number of claims and projects thereby reducing their total claims to eight relating to four projects. A bench trial is scheduled for November 16, 2015.

We intend to vigorously defend this lawsuit. Due to the preliminary nature of the lawsuit, at this time, we cannot predict an outcome, nor is it reasonably possible to estimate the amount or range of loss, if any, that would be associated with an adverse decision.

Billings Refinery Outage Claim

In August 2014, we received a demand letter from a refinery in Billings claiming that it had sustained damages of approximately $48.5 million as a result of a January 2014 electrical outage. We dispute the claim and intend to vigorously defend against it. We reported the refinery's claim to our insurance carrier under our primary insurance policy, which has a $2.0 million retention. This matter is in the initial stages and we cannot predict an outcome or estimate the amount or range of loss, if any, that would be associated with an adverse result.

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

OVERVIEW

NorthWestern Corporation, doing business as Northwestern Energy, provides electricity and natural gas to approximately 692,600 customers in Montana, South Dakota and Nebraska. For a discussion of NorthWestern’s business strategy, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS

Net income for the period was $51.4 million, or $1.09 per diluted share, as compared with net income of $45.6 million, or $1.17 per diluted share, for the same period in 2014. This $5.8 million, or 13 percent, increase in net income is primarily the result of our Hydro Transaction partially offset by mild weather in the first quarter 2015. Earnings per share decreased by $0.08, or 7 percent, primarily as a result of our equity issuance in November 2014 to fund the Hydro Transaction.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$236.0	$234.5	$1.5	0.6%
Natural Gas	110.0	135.2	(25.2)	(18.6)
	$346.0	$369.7	$(23.7)	(6.4)%

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$63.9	$101.6	$(37.7)	(37.1)%
Natural Gas	48.5	65.8	(17.3)	(26.3)
	$112.4	$167.4	$(55.0)	(32.9)%

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$172.1	$132.9	$39.2	29.5%
Natural Gas	61.5	69.4	(7.9)	(11.4)
	$233.6	$202.3	$31.3	15.5%

Primary components of the change in gross margin include the following:

Gross Margin 2015 vs. 2014
(in millions)
Hydro operations	$42.1
Natural gas and electric retail volumes	(11.3)
Other	0.5
Increase in Consolidated Gross Margin	$31.3

Consolidated gross margin increased $31.3 million primarily due to an increase in generation margin from the November 2014 Hydro Transaction, offset in part by a decrease in natural gas and electric retail volumes due primarily to mild weather.

	Three Months Ended March 31,
	2015	2014	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$81.1	$72.1	$9.0	12.5%
Property and other taxes	32.8	28.5	4.3	15.1
Depreciation and depletion	35.8	30.3	5.5	18.2
	$149.7	$130.9	$18.8	14.4%

Consolidated operating, general and administrative expenses were $81.1 million for the three months ended March 31, 2015, as compared with $72.1 million for the three months ended March 31, 2014. Primary components of the change include the following:

Operating, General & Administrative Expenses
2015 vs. 2014
(in millions)
Hydro operations	$10.7
Employee benefit costs	2.0
Non-employee directors deferred compensation	(2.0)
Bad debt expense	(1.1)
Hydro Transaction costs	(0.8)
Other	0.2
Increase in Operating, General & Administrative Expenses	$9.0

The increase in operating, general and administrative expenses of $9.0 million was primarily due to the following:

•	Hydro operating costs associated with the November 2014 Hydro Transaction; and

•	Higher employee benefit costs primarily due to higher medical expense and long term incentive compensation.

These increases were partly offset by the following:

•
Non-employee directors deferred compensation decreased as compared to the prior year, primarily due to a decrease in our stock price during the three months ended March 31, 2015. Directors may defer their board fees into deferred shares held in a rabbi trust. If the market value of our stock goes down, deferred compensation expense decreases; however, we account for the deferred shares as trading securities and their change in value is also reflected in other income with no impact on net income;

•	Lower bad debt expense, due to improved collection of receivables from customers; and

•	Lower legal and professional fees due to Hydro Transaction costs incurred in the prior period.

Property and other taxes were $32.8 million for the three months ended March 31, 2015, as compared with $28.5 million in the same period of 2014. This increase was primarily due to plant additions and higher estimated property valuations in Montana, including approximately $3.7 million from the Hydro Transaction. We estimate property taxes throughout each year and update to the actual expense when we receive our Montana property tax bills in November.

Depreciation and depletion expense was $35.8 million for the three months ended March 31, 2015, as compared with $30.3 million in the same period of 2014. This increase was primarily due to plant additions, including approximately $4.1 million of hydro related depreciation.

Consolidated operating income for the three months ended March 31, 2015 was $83.9 million, as compared with $71.4 million in the same period of 2014. This increase was primarily due to the impacts of the Hydro Transaction.

Consolidated interest expense for the three months ended March 31, 2015 was $23.1 million, as compared with $20.0 million in the same period of 2014. This increase was primarily due to increased debt outstanding associated with the Hydro Transaction.

Consolidated other income for the three months ended March 31, 2015, was $0.6 million, as compared with $2.2 million in the same period of 2014. This decrease was primarily due to a $2.0 million reduction in the value of deferred shares held in trust for non-employee directors deferred compensation (which, as discussed above, had a corresponding reduction to operating, general and administrative expenses) partially offset by higher capitalization of AFUDC.

Consolidated income tax expense for the three months ended March 31, 2015 was $10.0 million, as compared with $8.0 million in the same period of 2014. Our effective tax rate was 16.3% for the three months ended March 31, 2015 as compared with 14.9% for the three months ended March 31, 2014.

We compute income tax expense for each quarter based on the estimated annual effective tax rate for the year, adjusted for certain discrete items. Our effective tax rate typically differs from the federal statutory tax rate of 35% due to the regulatory impact of flowing through federal and state tax benefits of repairs deductions, state tax benefit of bonus depreciation deductions and production tax credits. The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended March 31,
	2015		2014
Income Before Income Taxes	$61.4		$53.6

Income tax calculated at 35% federal statutory rate	21.5	35.0%	18.8	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	0.2	0.3	0.4	0.6
Flow-through repairs deductions	(9.6)	(15.7)	(9.7)	(18.1)
Production tax credits	(1.3)	(2.1)	(1.4)	(2.7)
Plant and depreciation of flow through items	(0.4)	(0.6)	0.4	0.8
Other, net	(0.4)	(0.6)	(0.5)	(0.7)
	(11.5)	(18.7)	(10.8)	(20.1)

Income tax expense	$10.0	16.3%	$8.0	14.9%

Consolidated net income for the three months ended March 31, 2015 was $51.4 million as compared with $45.6 million for the same period in 2014. This increase was primarily due to the impacts of the Hydro Transaction as discussed above.

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

•	Other: Miscellaneous electric revenues.

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

	Results
	2015	2014	Change	% Change
	(dollars in millions)
Retail revenues	$220.0	$209.5	$10.5	5.0%
Regulatory amortization	(1.0)	9.3	(10.3)	(110.8)
Total retail revenues	219.0	218.8	0.2	0.1
Transmission	13.9	13.4	0.5	3.7
Regulation services	0.4	0.4	—	—
Other	2.7	1.9	0.8	42.1
Total Revenues	236.0	234.5	1.5	0.6
Total Cost of Sales	63.9	101.6	(37.7)	(37.1)
Gross Margin	$172.1	$132.9	$39.2	29.5%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2015	2014	2015	2014	2015	2014
	(in thousands)
Retail Electric
Montana	$79,727	$79,807	667	732	285,948	282,250
South Dakota	14,723	15,396	184	200	49,774	49,563
Residential	94,450	95,203	851	932	335,722	331,813
Montana	89,840	80,804	793	815	64,370	63,480
South Dakota	19,037	18,579	257	256	12,322	12,166
Commercial	108,877	99,383	1,050	1,071	76,692	75,646
Industrial	11,815	10,190	566	539	75	74
Other	4,895	4,682	23	23	4,574	4,644
Total Retail Electric	$220,037	$209,458	2,490	2,565	417,063	412,177

	Degree Days			2015 as compared with:
Heating Degree-Days	2015	2014	Historic Average	2014	Historic Average
Montana	2,891	3,475	3,306	17% warmer	13% warmer
South Dakota	4,089	4,626	4,120	12% warmer	1% warmer

The following summarizes the components of the changes in electric gross margin for the three months ended March 31, 2015 and 2014:

Gross Margin 2015 vs. 2014
(in millions)
Hydro operations	$42.1
Retail volumes	(4.4)
Other	1.5
Increase in Gross Margin	$39.2

This increase in gross margin was primarily due to the inclusion of our hydro generation operations as discussed above. Retail revenue reflects an increase due to the impacts of our hydro operations in 2015. In addition our cost of sales are lower due to reduced market purchases of power, which are passed through to retail customers at actual cost with no return component. Partly offsetting this increase was a decrease in retail volumes due primarily to mild weather. The decrease in regulatory amortization revenue is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on gross margin.

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

•	Wholesale: Primarily represents transportation and storage for others.

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

	Results
	2015	2014	Change	% Change
	(dollars in millions)
Retail revenues	$101.8	$121.7	$(19.9)	(16.4)%
Regulatory amortization	(3.0)	1.6	(4.6)	(287.5)
Total retail revenues	98.8	123.3	(24.5)	(19.9)
Wholesale and other	11.2	11.9	(0.7)	(5.9)
Total Revenues	110.0	135.2	(25.2)	(18.6)
Total Cost of Sales	48.5	65.8	(17.3)	(26.3)
Gross Margin	$61.5	$69.4	$(7.9)	(11.4)%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2015	2014	2015	2014	2015	2014
	(in thousands)
Retail Gas
Montana	$39,832	$51,367	4,763	5,572	165,618	163,641
South Dakota	13,751	14,400	1,566	1,798	39,089	38,796
Nebraska	11,436	12,072	1,319	1,450	37,221	37,124
Residential	65,019	77,839	7,648	8,820	241,928	239,561
Montana	19,895	26,088	2,448	3,204	22,973	22,751
South Dakota	9,246	10,051	1,375	1,471	6,316	6,181
Nebraska	6,658	6,793	930	1,020	4,692	4,670
Commercial	35,799	42,932	4,753	5,695	33,981	33,602
Industrial	565	497	71	56	263	265
Other	386	480	56	65	152	154
Total Retail Gas	$101,769	$121,748	12,528	14,636	276,324	273,582

	Degree Days			2015 as compared with:
Heating Degree-Days	2015	2014	Historic Average	2014	Historic Average
Montana	2,891	3,475	3,306	17% warmer	13% warmer
South Dakota	4,089	4,626	4,120	12% warmer	1% warmer
Nebraska	3,374	3,578	3,419	6% warmer	1% warmer

The following summarizes the components of the changes in natural gas gross margin for the three months ended March 31, 2015 and 2014:

Gross Margin 2015 vs. 2014
(in millions)
Retail volumes	$(6.9)
Other	(1.0)
Decrease in Gross Margin	$(7.9)

This decrease in gross margin was primarily due to a decrease in retail volumes from warmer winter weather. In addition, average natural gas supply prices decreased in 2015 resulting in lower retail revenues and cost of sales as compared with 2014, with no impact to gross margin. The decrease in regulatory amortization revenue is due to timing differences between when we incur natural gas supply costs and when we recover these costs in rates from our customers.

LIQUIDITY AND CAPITAL RESOURCES

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

We issue debt securities to refinance retiring maturities, reduce short-term debt, fund construction programs and for other general corporate purposes. To fund our strategic growth opportunities we utilize available cash flow, debt capacity and equity issuances that allow us to maintain investment grade ratings. We plan to maintain a 50 - 55 percent debt to total capital ratio excluding capital leases, and expect to continue targeting a long-term dividend payout ratio of 60 - 70 percent of earnings per share; however, there can be no assurance that we will be able to meet these targets.

Short-term liquidity is provided by internal cash flows, the sale of commercial paper and use of our revolving credit facility. We utilize our short-term borrowings and/or revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. Short-term borrowings may also be used to temporarily fund utility capital requirements. As of March 31, 2015, our total net liquidity was approximately $152.2 million, including $12.1 million of cash and $140.1 million of revolving credit facility availability. Revolving credit facility availability was $162.1 million as of April 17, 2015.

The following table presents additional information about short term borrowings during the three months ended March 31, 2015 (in millions):

Amount outstanding at period end	$209.9
Daily average amount outstanding	$223.1
Maximum amount outstanding	$267.8

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

As of March 31, 2015, we are under collected on our natural gas and electric trackers by approximately $12.7 million, as compared with an under collection of $33.0 million as of December 31, 2014, and an under collection of $32.9 million as of March 31, 2014.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, and impact our trade credit availability. Fitch Ratings (Fitch), Moody’s Investors Service (Moody's) and Standard and Poor’s Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of April 17, 2015, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A	A-	F2	Stable
Moody’s	A1	A3	Prime-2	Stable
S&P	A-	BBB	A-2	Stable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income	$51.4	$45.6
Non-cash adjustments to net income	44.6	58.4
Changes in working capital	30.0	28.5
Other	0.8	(20.3)
	126.8	112.2

Investing Activities
Property, plant and equipment additions	(56.5)	(51.7)
Change in restricted cash	4.8	—
Asset acquisitions	—	1.5
Other	—	0.1
	(51.7)	(50.1)

Financing Activities
Proceeds from issuance of common stock, net	—	13.4
Repayments of short-term borrowings, net	(57.9)	(56.0)
Dividends on common stock	(22.4)	(15.5)
Financing costs	(1.1)	—
Other	(2.0)	(1.1)
	(83.4)	(59.2)

(Decrease) Increase in Cash and Cash Equivalents	$(8.3)	$2.9
Cash and Cash Equivalents, beginning of period	$20.4	$16.6
Cash and Cash Equivalents, end of period	$12.1	$19.5

Cash Provided by Operating Activities

As of March 31, 2015, cash and cash equivalents were $12.1 million as compared with $20.4 million at December 31, 2014 and $19.5 million at March 31, 2014. Cash provided by operating activities totaled $126.8 million for the three months ended March 31, 2015 as compared with $112.2 million during the three months ended March 31, 2014. This increase in operating cash flows is primarily due to a reduction in our under collection of supply costs in our trackers during the current period. This increase was offset in part by an $18.4 million settlement of interest rate swaps during the first quarter of 2015.

Cash Used in Investing Activities

Cash used in investing activities increased by approximately $1.5 million as compared with the first three months of 2014. Plant additions during 2015 include maintenance additions of approximately $37.0 million, supply related capital expenditures of approximately $9.9 million, primarily related to electric generation facilities in South Dakota, and Distribution System Infrastructure Project (DSIP) capital expenditures of approximately $9.6 million. Plant additions during the first three months of 2014 include maintenance additions of approximately $31.8 million, supply related capital expenditures of approximately $12.2 million, which were primarily related to electric generation facilities in South Dakota, and DSIP capital expenditures of approximately $7.7 million.

Cash Used in Financing Activities

Cash used in financing activities totaled approximately $83.4 million during the three months ended March 31, 2015 as compared with approximately $59.2 million during the three months ended March 31, 2014. During the three months ended March 31, 2015, net cash used in financing activities consisted of net repayments of commercial paper $57.9 million and the payment of dividends of $22.4 million. During the three months ended March 31, 2014, net cash used in financing activities consisted of net repayments of commercial paper of $56.0 million and the payment of dividends of $15.5 million, offset in part by proceeds received from the issuance of common stock pursuant to our equity distribution agreement of $13.4 million.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of March 31, 2015. See our Annual Report on Form 10-K for the year ended December 31, 2014 for additional discussion.

	Total	2015	2016	2017	2018	2019	Thereafter
	(in thousands)
Long-term debt	$1,662,105	$—	$150,000	$—	$55,000	$250,000	$1,207,105
Capital leases	29,474	1,312	1,837	1,979	2,133	2,298	19,915
Short-term borrowings	209,904	209,904
Future minimum operating lease payments	4,166	1,515	1,582	750	90	61	168
Estimated pension and other postretirement obligations (1)	67,422	13,114	13,680	13,626	13,554	13,448	N/A
Qualifying facilities liability (2)	997,687	52,205	71,598	73,622	75,688	77,791	646,783
Supply and capacity contracts (3)	1,786,950	152,417	171,101	141,085	113,779	110,443	1,098,125
Contractual interest payments on debt (4)	1,279,396	70,930	82,961	73,901	72,132	61,392	918,080
Environmental remediation obligations (1)	7,769	1,669	2,000	1,600	1,700	800	N/A
Total Commitments (5)	$6,044,873	$503,066	$494,759	$306,563	$334,076	$516,233	$3,890,176
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

(3)	We have entered into various purchase commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 27 years.

(4)	For our variable rate short-term borrowings outstanding, we have assumed an average interest rate of 0.60% through maturity.

(5)	Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

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

As of March 31, 2015, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%. To more cost effectively meet short-term cash requirements, we established a program where we may issue commercial paper; which is supported by our revolving credit facility. Since commercial paper terms are short-term, we are subject to interest rate risk. As of March 31, 2015, we had approximately $209.9 million of commercial paper outstanding and no borrowings on our revolving credit facility. A 1% increase in interest rates would increase our annual interest expense by approximately $2.1 million.

Commodity Price Risk

We are exposed to commodity price risk due to our reliance on market purchases to fulfill a portion of our electric and natural gas supply requirements. We also participate in the wholesale electric market to balance our supply of power from our own generating resources. Several factors influence price levels and volatility. These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, fuel availability, market liquidity, and the nature and extent of current and potential federal and state regulations.

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

See Note 13, Commitments and Contingencies, to the Financial Statements for information regarding legal proceedings.

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

We are subject to many FERC rules and orders that regulate our electric and natural gas business and are subject to periodic audits. We received notice from FERC in March 2015 that it is conducting an audit of our Open Access Transmission Tariffs and operations in Montana and South Dakota. These audits typically take up to 24 months to complete.

We must also comply with established reliability standards and requirements, which apply to the North American Electric Reliability Corporation (NERC) functions in both the Midwest Reliability Organization (MRO) for our South Dakota operations and the Western Electricity Coordination Council (WECC) for our Montana operations. The FERC, NERC, or a regional reliability organization may assess penalties against any responsible entity that violates their rules, regulations or standards. Violations may be discovered through various means, including self-certification, self-reporting, compliance investigations, audits, periodic data submissions, exception reporting, and complaints. Penalties for the most severe violations can reach as high as $1 million per violation, per day. If a serious reliability incident or other incidence of noncompliance did occur, it could have a material adverse effect on our operating and financial results.

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

We may be unable to achieve the strategic, operational, financial and other benefits, contemplated by us with respect to the Hydro Transaction to the full extent expected or in a timely manner. We may not achieve expected cost savings, rate of return, accretion to earnings and cash flows, increased electricity generation, and other anticipated benefits and opportunities from the Hydro Transaction, or they may take longer to realize than expected.

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

With the Hydro Transaction, we now derive a significant portion of our power supply from hydroelectric facilities. Because of our heavy reliance on hydroelectric generation, snowpack, the timing of run-off, drought conditions, and the availability of water can significantly affect operations. If hydroelectric generation is lower than anticipated, we may need to increase our use of purchased power or decrease the amount of surplus sales. We expect to recover purchased power costs through our electric tracker mechanism. Recovery of increased costs, however, could be subject to risk of disallowance that would negatively impact our results of operations, or may not occur until the subsequent power cost adjustment year, negatively affecting cash flows and liquidity.

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

In addition, we have experienced unscheduled outages at DGGS, due primarily to component failures within several of the gas generators and power turbines. We have continued to meet our regulation service responsibilities, and have not acquired replacement regulation service during this time. We are coordinating with PW Power Systems to complete repairs, which are expected to be complete during the first half of 2015. Although the plant is expected to remain in service throughout the repair period, the amount of available regulation service will vary as equipment is repaired and returned to service. We do not currently anticipate needing to acquire any regulation service from third parties during this time. If we should need to acquire regulation service, there can be no assurance that the MPSC and/or FERC would allow us full recovery of such costs.

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

In addition, we are subject to price escalation risk with one of our largest QF contracts due to variable contract terms. In estimating our QF liability, we have estimated an annual escalation rate of three percent over the remaining term of the contract (through June 2024). To the extent the annual escalation rate exceeds three percent, our results of operations, cash flows and financial position could be adversely affected.

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

ITEM 6.                      EXHIBITS

(a) Exhibits

Exhibit 10.1—Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 11, 2015, Commission File No. 1-10499).

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

NorthWestern Corporation
Date:	April 23, 2015	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1
Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 11, 2015, Commission File No. 1-10499).

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