Form 10-Q
period 2015-06-30
NORTHWESTERN CORP
filed 2015-07-23
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Common Stock, Par Value $0.01
47,063,574 shares outstanding at July 17, 2015

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Electric	221,362	$206,010	$457,408	$440,521
Gas	49,198	64,271	159,163	199,483
Total Revenues	270,560	270,281	616,571	640,004
Operating Expenses
Cost of sales	79,527	112,474	191,918	279,902
Operating, general and administrative	61,720	74,367	142,843	146,449
Property and other taxes	32,454	27,974	65,241	56,519
Depreciation and depletion	35,727	30,369	71,546	60,687
Total Operating Expenses	209,428	245,184	471,548	543,557
Operating Income	61,132	25,097	145,023	96,447
Interest Expense, net	(22,943)	(19,127)	(46,058)	(39,093)
Other Income	995	2,980	1,660	5,169
Income Before Income Taxes	39,184	8,950	100,625	62,523
Income Tax Expense	(8,211)	(1,204)	(18,227)	(9,197)
Net Income	$30,973	$7,746	$82,398	$53,326
Average Common Shares Outstanding	47,044	39,137	47,011	38,997
Basic Earnings per Average Common Share	0.66	$0.20	$1.75	$1.37
Diluted Earnings per Average Common Share	0.65	$0.20	$1.74	$1.37
Dividends Declared per Common Share	0.48	$0.40	$0.96	$0.80

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	30,973	7,746	$82,398	$53,326
Other comprehensive income (loss), net of tax:
Reclassification of net gains on derivative instruments	(91)	(183)	(180)	(366)
Foreign currency translation	(56)	(82)	212	21
Total Other Comprehensive (Loss) Income	(147)	(265)	32	(345)
Comprehensive Income	30,826	7,481	$82,430	$52,981

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	June 30, 2015	December 31, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$32,868	$20,362
Restricted cash	20,521	29,662
Accounts receivable, net	122,888	163,479
Inventories	51,062	55,094
Regulatory assets	26,795	47,374
Deferred income taxes	42,920	20,843
Other	15,111	14,071
Total current assets	312,165	350,885
Property, plant, and equipment, net	3,843,234	3,758,008
Goodwill	355,128	355,128
Regulatory assets	494,675	455,757
Other noncurrent assets	54,866	54,165
Total assets	$5,060,068	$4,973,943
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$1,777	$1,730
Short-term borrowings	219,909	267,840
Accounts payable	52,200	81,961
Accrued expenses	175,578	206,882
Regulatory liabilities	60,558	56,169
Total current liabilities	510,022	614,582
Long-term capital leases	27,278	28,162
Long-term debt	1,712,111	1,662,099
Deferred income taxes	516,479	446,600
Noncurrent regulatory liabilities	369,808	362,228
Other noncurrent liabilities	407,716	382,489
Total liabilities	3,543,414	3,496,160
Commitments and Contingencies (Note 14)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 50,685,829 and 47,062,217 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	507	505
Treasury stock at cost	(94,125)	(92,558)
Paid-in capital	1,316,610	1,313,844
Retained earnings	302,396	264,758
Accumulated other comprehensive loss	(8,734)	(8,766)
Total shareholders' equity	1,516,654	1,477,783
Total liabilities and shareholders' equity	$5,060,068	$4,973,943
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$82,398	$53,326
Items not affecting cash:
Depreciation and depletion	71,546	60,687
Amortization of debt issue costs, discount and deferred hedge gain	562	3,226
Stock-based compensation costs	2,331	1,531
Equity portion of allowance for funds used during construction	(3,971)	(2,541)
Gain on disposition of assets	(87)	(107)
Deferred income taxes	19,919	32,575
Changes in current assets and liabilities:
Restricted cash	(12)	(8,664)
Accounts receivable	40,591	44,571
Inventories	4,032	2,684
Other current assets	(1,040)	2,630
Accounts payable	(30,186)	(26,323)
Accrued expenses	(30,881)	(13,500)
Regulatory assets	20,579	(13,139)
Regulatory liabilities	4,389	5,375
Other noncurrent assets	(1,014)	(25,237)
Other noncurrent liabilities	11,182	7,468
Cash provided by operating activities	190,338	124,562
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(131,170)	(112,020)
Change in restricted cash	9,153	—
Acquisitions	(492)	1,455
Proceeds from sale of assets	80	147
Cash used in investing activities	(122,429)	(110,418)
FINANCING ACTIVITIES:
Treasury stock activity	(1,008)	(957)
Proceeds from issuance of common stock, net	—	13,329
Dividends on common stock	(44,760)	(30,940)
Issuance of long-term debt	200,000	—
Repayments on long-term debt	(150,016)	(57)
(Repayments) issuances of short-term borrowings, net	(47,931)	5,002
Financing costs	(11,688)	(144)
Cash used in financing activities	(55,403)	(13,767)
Increase in Cash and Cash Equivalents	12,506	377
Cash and Cash Equivalents, beginning of period	20,362	16,557
Cash and Cash Equivalents, end of period	$32,868	$16,934
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$27	$20
Interest	44,611	31,756
Significant non-cash transactions:
Capital expenditures included in accounts payable and accrued expenses	9,199	7,360

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except per share data)

	Number of Common Shares	Number of Treasury Shares	Common Stock	Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2013	42,340	3,595	$423	$910,184	$(91,744)	$209,091	$2,716	$1,030,670

Net income	—	—	$—	$—	$—	$53,326	$—	$53,326
Foreign currency translation adjustment	—	—	$—	$—	$—	$—	$21	$21
Reclassification of net gains on derivative instruments from OCI to net income, net of tax	—	—	$—	$—	$—	$—	$(366)	$(366)
Stock-based compensation	116	18	$—	$2,065	$(957)	$—	$—	$1,108
Issuance of shares	296	—	$5	$13,329	$—	$—	$—	$13,334
Dividends on common stock ($0.80 per share)	—	—	$—	$—	$—	$(30,940)	$—	$(30,940)
Balance at June 30, 2014	42,752	3,613	$428	$925,578	$(92,701)	$231,477	$2,371	$1,067,153

Balance at December 31, 2014	50,522	3,607	$505	$1,313,844	$(92,558)	$264,758	$(8,766)	$1,477,783

Net income	—	—	$—	$—	$—	$82,398	$—	$82,398
Foreign currency translation adjustment	—	—	$—	$—	$—	$—	$212	$212
Reclassification of net gains on derivative instruments from OCI to net income, net of tax	—	—	$—	$—	$—	$—	$(180)	$(180)
Stock-based compensation	164	17	$—	$2,888	$(1,567)	$—	$—	$1,321
Issuance of shares	—	—	$2	$(122)	$—	$—	$—	$(120)
Dividends on common stock ($0.96 per share)	—	—	$—	$—	$—	$(44,760)	$—	$(44,760)
Balance at June 30, 2015	50,686	3,624	$507	$1,316,610	$(94,125)	$302,396	$(8,734)	$1,516,654

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to June 30, 2015, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain Qualifying Facility (QF) plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 Megawatt (MW) coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per Megawatt Hour (MWH) (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $285.9 million through 2024.

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

In May 2014, the FASB issued accounting guidance on the recognition of revenue from contracts with customers, which will supersede nearly all existing revenue recognition guidance under GAAP. Under the new standard, entities will recognize revenue to depict the transfer of goods and services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from an entity’s contracts with customers. The FASB delayed the effective date of this guidance to the first quarter of 2018, with early adoption permitted as of the original effective date of the first quarter of 2017. We are currently evaluating the impact of adoption of this new guidance on our Financial Statements and disclosures.

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

Accounting Standards Adopted

There have been no new accounting pronouncements or changes in accounting pronouncements adopted during the six months ended June 30, 2015 that are of significance, or potential significance, to us.

(3) Acquisitions

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

Kerr Project - The Hydro Transaction includes the Kerr Project, a 194 MW hydro-electric generating facility. Upon the close of the Hydro Transaction, we assumed temporary ownership of the Kerr Project. The associated FERC license gives the Confederated Salish and Kootenai Tribes of the Flathead Reservation (CSKT) the right to acquire the Kerr Project between September 2015 and September 2025. The CSKT formally provided notice of their intent to acquire the Kerr Project and designated September 5, 2015, as the date for conveyance to occur. In March 2014, an arbitration panel set an estimated conveyance price of approximately $18.3 million. Our purchase agreement for the Hydro Transaction includes a $30 million reference price for the Kerr Project. If the CSKT complete the acquisition and pays $18.3 million for the Kerr Project, Talen Energy (formerly PPL Montana) will pay the difference of $11.7 million to us.

We expect to sell any excess system generation, primarily from the Kerr Project, in the market and provide revenue credits to our Montana retail customers until the Kerr Project is transferred to the CSKT. The MPSC Order approving the Hydro Transaction provides that customers will have no financial risk related to our temporary ownership of the Kerr Project, with a compliance filing required upon completion of the transfer to CSKT.

South Dakota Wind Generation

In July 2015, we executed an agreement with BayWa r.e. Wind, LLC, to purchase a wind project in Bon Homme, Hutchinson and Charles Mix Counties, South Dakota that would provide approximately 80 MW of capacity, at an estimated aggregate purchase price of approximately $143 million (subject to customary post closing adjustments). The energy and renewable energy credits associated with this project are currently included in our South Dakota electric supply portfolio under a power purchase agreement. We expect to close on the transaction during the second half of 2015, which would terminate the existing power purchase agreement and plan to seek approval to include the wind project in rate base as a part of our pending South Dakota electric rate filing as a known and measurable adjustment.

We have not completed the accounting for the business combination and have not made certain disclosures. The initial accounting and related disclosures for business combinations will be made in subsequent financial statements.

(4) Regulatory Matters

South Dakota Electric Rate Filing

In December 2014, we filed a request with the SDPUC for an annual increase to electric rates totaling approximately $26.5 million. Our request was based on a return on equity of 10%, a capital structure consisting of 46% debt and 54% equity and rate base of $447.4 million. We implemented interim rates during July 2015. A procedural schedule has been established and discovery is in process. A hearing is scheduled for October 2015. We expect an order on this filing by the end of 2015.

Dave Gates Generating Station at Mill Creek (DGGS)

In April 2014, the FERC issued an order affirming a FERC Administrative Law Judge's (ALJ) initial decision in September 2012, regarding cost allocation at DGGS between retail and wholesale customers. This decision concluded we should allocate only a fraction of the costs we believe, based on facts and the law, should be allocated to FERC jurisdictional customers. We have been recognizing revenue consistent with the ALJ's initial decision. As of June 30, 2015, we have cumulative deferred revenue of approximately $27.3 million, which is subject to refund and recorded within current regulatory liabilities in the Consolidated Balance Sheets.

In May 2014, we filed a request for rehearing, which remains pending. In our request for rehearing, we have argued that no refunds are due even if the cost allocation method is modified prospectively. There is no deadline by which FERC must act on our rehearing petition, but it could occur during 2015. Customer refunds, if any, will not be due until 30 days after a FERC order on rehearing. If unsuccessful on rehearing, we may appeal to a United States Circuit Court of Appeals. The time line for any such appeal would likely extend into 2016 or beyond.

The FERC order was assessed as a triggering event as to whether an impairment charge should be recorded with respect to DGGS. We are evaluating options to use DGGS in combination with other generation resources, including our newly acquired hydro facilities, to ensure cost recovery. Any alternative use of DGGS would be subject to regulatory approval and we cannot provide assurance of such approval. We do not believe an impairment loss is probable at this time; however, we will continue to evaluate recovery of this asset in the future as facts and circumstances change.

Montana Electric Tracker Filings

Each year we submit an electric tracker filing for recovery of supply costs for the 12-month period ended June 30 and for the projected supply costs for the next 12-month period. The MPSC reviews such filings and makes its cost recovery determination based on whether or not our electric supply procurement activities were prudent.

During the second quarter of 2015, we filed our 2015 annual electric supply tracker filing for the 2014/2015 tracker period and received an order from the MPSC approving the filing on an interim basis. Our electric supply tracker filings for the 2013/2014 and 2012/2013 tracker periods are part of a consolidated docket, which is still subject to final approval by the MPSC. Our 2013/2014 electric tracker filing included market purchases made between July 2013 and January 2014 for replacement power during an outage at Colstrip Unit 4. Inclusion of these costs in the tracker filing is consistent with the treatment of replacement power during previous outages. During a June 2014 MPSC work session, approximately $11 million of these incremental market purchases related to the Colstrip Unit 4 outage were identified by the MPSC for additional prudency review. The Montana Environmental Information Center and Sierra Club have intervened in the consolidated docket to challenge our recovery of costs associated with Colstrip Unit 4, particularly the costs incurred as a result of the outage, as imprudent. Discovery is currently in process and a hearing is scheduled for October 2015.

Montana Lost Revenue Adjustment Mechanism

Demand-side management (DSM) lowers our sales to customers. In 2005, the MPSC created a Lost Revenue Adjustment Mechanism (LRAM) by which we collect revenue that we would have collected without any DSM. In an order issued in October 2013, which was related to our 2011/2012 electric supply tracker, the MPSC required us to lower our LRAM revenue recovery and imposed a new burden of proof on us for future LRAM recovery. We appealed the October 2013 order to Montana District Court. The appeal is pending. The District Court approved a partial settlement of our appeal, in which the MPSC agreed to remove from the October 2013 order the sentence that imposed the new burden of proof and to initiate a separate docket to review lost revenue policy issues.

The MPSC held a hearing in June 2015 and we expect an order during the fourth quarter of 2015.

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

Montana Natural Gas Tracker Filings and Natural Gas Production Assets

In December 2013 and in August 2012, we completed transactions to purchase additional natural gas production interests in northern Montana's Bear Paw Basin (Bear Paw). We are collecting the cost of service for natural gas produced from these assets, including a return on our investment, through our natural gas supply tracker on an interim basis. As a result, we do not expect to file an application with the MPSC to place these assets in natural gas rate base until our next natural gas rate case. We are recognizing Bear Paw related revenue based on the precedent established by the MPSC's approval of Battle Creek in the fourth quarter of 2012. Since acquisition, we have recognized approximately $42.3 million of revenue, a portion of which may be subject to refund.

Each year we submit a natural gas tracker filing for recovery of supply costs for the 12-month period ended June 30 and for the projected supply costs for the next 12-month period. The MPSC reviews such filings and makes its cost recovery determination based on whether or not our natural gas supply procurement activities were prudent.

During the second quarter of 2015, we filed our 2015 annual natural gas supply tracker filing for the 2014/2015 tracker period and received an order from the MPSC approving the filing on an interim basis. Our annual natural gas supply tracker filings for the 2013/2014 and 2012/2013 tracker periods are part of a consolidated docket, which is still subject to final approval by the MPSC. Under the consolidated docket, the Montana Consumer Counsel (MCC) filed testimony that included a recommendation to reduce our natural gas production rates. We disagree with the MCC's recommendation and filed rebuttal testimony. A hearing was held in June 2015 and we expect an order during the third quarter of 2015. If the MPSC ultimately adopts the MCC's recommendation, it could result in refunds of approximately $3.0 million previously recognized as revenue.

(5) Income Taxes

The following table summarizes the significant differences in income tax expense based on the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended June 30,
	2015		2014
Income Before Income Taxes	$39,184		$8,950

Income tax calculated at 35% federal statutory rate	13,715	35.0%	3,132	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	367	0.9	(6)	—
Flow-through repairs deductions	(4,848)	(12.4)	(1,779)	(19.9)
Production tax credits	(651)	(1.7)	(324)	(3.6)
Plant and depreciation of flow through items	(245)	(0.6)	93	1.0
Other, net	(127)	(0.2)	88	1.0
	(5,504)	(14.0)	(1,928)	(21.5)

Income tax expense	$8,211	21.0%	$1,204	13.5%

	Six Months Ended June 30,
	2015		2014
Income Before Income Taxes	$100,625		$62,523

Income tax calculated at 35% federal statutory rate	35,219	35.0%	21,883	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	528	0.6	365	0.6
Flow-through repairs deductions	(14,461)	(14.4)	(11,472)	(18.3)
Production tax credits	(1,912)	(1.9)	(1,754)	(2.8)
Plant and depreciation of flow through items	(626)	(0.6)	503	0.8
Other, net	(521)	(0.6)	(328)	(0.6)
	(16,992)	(16.9)	(12,686)	(20.3)

Income tax expense	$18,227	18.1%	$9,197	14.7%

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

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We have unrecognized tax benefits of approximately $98.1 million as of June 30, 2015, including approximately $66.0 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the six months ended June 30, 2015, we did not recognize expense for interest and penalties in the Condensed Consolidated Statements of Income and did not have any amounts accrued at June 30, 2015 and December 31, 2014, respectively, for the payment of interest and penalties.

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

There were no changes in our goodwill during the six months ended June 30, 2015. Goodwill by segment is as follows for both June 30, 2015 and December 31, 2014 (in thousands):

Electric	$241,100
Natural gas	114,028
$355,128

(7) Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss) (in thousands):

	Three Months Ended
	June 30, 2015			June 30, 2014
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$(56)	$—	$(56)	$(82)	$—	$(82)
Reclassification of net gains on derivative instruments	(143)	52	$(91)	(297)	114	$(183)
Other comprehensive loss	$(199)	$52	$(147)	$(379)	$114	$(265)

	Six Months Ended
	June 30, 2015			June 30, 2014
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$212	$—	$212	$21	$—	$21
Reclassification of net gains on derivative instruments	(286)	106	$(180)	(594)	228	$(366)
Other comprehensive (loss) income	$(74)	$106	$32	$(573)	$228	$(345)

Balances by classification included within accumulated other comprehensive income (loss) (AOCI) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	June 30, 2015	December 31, 2014
Foreign currency translation	$1,009	$797
Derivative instruments designated as cash flow hedges	(8,496)	(8,316)
Pension and postretirement medical plans	(1,247)	(1,247)
Accumulated other comprehensive loss	$(8,734)	$(8,766)

The following tables display the changes in AOCI by component, net of tax (in thousands):

		June 30, 2015
		Three Months Ended
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,405)	$(1,247)	$1,065	$(8,587)
Other comprehensive income before reclassifications		—	—	(56)	(56)
Amounts reclassified from AOCI	Interest Expense	(91)	—	—	(91)
Net current-period other comprehensive loss		(91)	—	(56)	(147)
Ending balance		$(8,496)	$(1,247)	$1,009	$(8,734)

		June 30, 2014
		Three Months Ended
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$3,330	$(1,329)	$635	$2,636
Other comprehensive income before reclassifications		—	—	(82)	(82)
Amounts reclassified from AOCI	Interest Expense	(183)	—	—	(183)
Net current-period other comprehensive loss		(183)	—	(82)	(265)
Ending balance		$3,147	$(1,329)	$553	$2,371

		June 30, 2015
		Six Months Ended
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,316)	$(1,247)	$797	$(8,766)
Other comprehensive income before reclassifications		—	—	212	212
Amounts reclassified from AOCI	Interest Expense	(180)	—	—	(180)
Net current-period other comprehensive (loss) income		(180)	—	212	32
Ending balance		$(8,496)	$(1,247)	$1,009	$(8,734)

		June 30, 2014
		Six Months Ended
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$3,513	$(1,329)	$532	$2,716
Other comprehensive income before reclassifications		—	—	21	21
Amounts reclassified from AOCI	Interest Expense	(366)	—	—	(366)
Net current-period other comprehensive (loss) income		(366)	—	21	(345)
Ending balance		$3,147	$(1,329)	$553	$2,371

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

Normal Purchases and Normal Sales

We have applied the normal purchase and normal sale scope exception (NPNS) to our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Financial Statements at June 30, 2015 and December 31, 2014. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

	Location of amount reclassified from AOCI to Income	Amount Reclassified from AOCI into Income during the Six Months Ended June 30, 2015

Interest rate contracts	Interest Expense	$286

A net pre-tax loss of approximately $12.4 million is remaining in AOCI as of June 30, 2015, and we expect to reclassify approximately $0.6 million of net pre-tax gains from AOCI into interest expense during the next twelve months. These amounts relate to terminated swaps.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
June 30, 2015
Restricted cash	$13,170	$—	$—	$—	$13,170
Rabbi trust investments	21,320	—	—	—	21,320
Total	$34,490	$—	$—	$—	$34,490

December 31, 2014
Restricted cash	$13,140	$—	$—	$—	$13,140
Rabbi trust investments	21,594	—	—	—	21,594
Total	$34,734	$—	$—	$—	$34,734

Restricted cash represents amounts held in money market mutual funds. Rabbi trust investments represent assets held for non-qualified deferred compensation plans, which consist of our common stock and actively traded mutual funds with quoted prices in active markets.

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,712,111	$1,793,811	$1,662,099	$1,817,642

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

(10) Financing Activities

In June 2015, we issued $200 million aggregate principal amount of Montana First Mortgage Bonds, which includes $75 million at a fixed interest rate of 3.11% maturing in 2025 and $125 million at a fixed interest rate of 4.11% maturing in 2045. The bonds are secured by our electric and natural gas assets in Montana. The bonds were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were used to redeem our 6.04%, $150 million of Montana First Mortgage Bonds due 2016 and finance incremental Montana capital expenditures.

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

Three Months Ended
June 30, 2015	Electric	Gas	Other	Eliminations	Total
Operating revenues	$221,362	$49,198	$—	$—	$270,560
Cost of sales	65,918	13,609	—	—	79,527
Gross margin	155,444	35,589	—	—	191,033
Operating, general and administrative	60,838	21,800	(20,918)	—	61,720
Property and other taxes	25,080	7,371	3	—	32,454
Depreciation and depletion	28,493	7,226	8	—	35,727
Operating income (loss)	41,033	(808)	20,907	—	61,132
Interest expense	(19,748)	(2,748)	(447)	—	(22,943)
Other income (expense)	1,659	700	(1,364)	—	995
Income tax (expense) benefit	(3,558)	1,217	(5,870)	—	(8,211)
Net income (loss)	$19,386	$(1,639)	$13,226	$—	$30,973
Total assets	$3,994,221	$1,057,958	$7,889	$—	$5,060,068
Capital expenditures	$63,926	$10,706	$—	$—	$74,632

Three Months Ended
June 30, 2014	Electric	Gas	Other	Eliminations	Total
Operating revenues	$206,010	$64,271	$—	$—	$270,281
Cost of sales	87,438	25,036	—	—	112,474
Gross margin	118,572	39,235	—	—	157,807
Operating, general and administrative	49,269	22,653	2,445	—	74,367
Property and other taxes	20,326	7,645	3	—	27,974
Depreciation and depletion	23,119	7,241	9	—	30,369
Operating income (loss)	25,858	1,696	(2,457)	—	25,097
Interest expense	(14,469)	(2,595)	(2,063)	—	(19,127)
Other income	1,055	415	1,510	—	2,980
Income tax (expense) benefit	(1,673)	65	404	—	(1,204)
Net income (loss)	$10,771	$(419)	$(2,606)	$—	$7,746
Total assets	$2,637,376	$1,144,287	$10,114	$—	$3,791,777
Capital expenditures	$54,507	$5,836	$—	$—	$60,343

Six Months Ended
June 30, 2015	Electric	Gas	Other	Eliminations	Total
Operating revenues	$457,408	$159,163	$—	$—	$616,571
Cost of sales	129,837	62,081	—	—	191,918
Gross margin	327,571	97,082	—	—	424,653
Operating, general and administrative	120,893	43,711	(21,761)	—	142,843
Property and other taxes	50,339	14,896	6	—	65,241
Depreciation and depletion	57,047	14,482	17	—	71,546
Operating income	99,292	23,993	21,738	—	145,023
Interest expense	(39,446)	(5,742)	(870)	—	(46,058)
Other income (expense)	2,941	842	(2,123)	—	1,660
Income tax expense	(9,811)	(3,504)	(4,912)	—	(18,227)
Net income	$52,976	$15,589	$13,833	$—	$82,398
Total assets	$3,994,221	$1,057,958	$7,889	$—	$5,060,068
Capital expenditures	$113,987	$17,183	$—	$—	$131,170

Six Months Ended
June 30, 2014	Electric	Gas	Other	Eliminations	Total
Operating revenues	$440,521	$199,483	$—	$—	$640,004
Cost of sales	189,034	90,868	—	—	279,902
Gross margin	251,487	108,615	—	—	360,102
Operating, general and administrative	96,405	45,249	4,795	—	146,449
Property and other taxes	40,909	15,604	6	—	56,519
Depreciation and depletion	46,224	14,446	17	—	60,687
Operating income (loss)	67,949	33,316	(4,818)	—	96,447
Interest expense	(29,638)	(5,352)	(4,103)	—	(39,093)
Other income	1,867	540	2,762	—	5,169
Income tax (expense) benefit	(5,810)	(4,260)	873	—	(9,197)
Net income (loss)	$34,368	$24,244	$(5,286)	$—	$53,326
Total assets	$2,637,376	$1,144,287	$10,114	$—	$3,791,777
Capital expenditures	$99,664	$12,356	$—	$—	$112,020

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

	Three Months Ended
	June 30, 2015	June 30, 2014
Basic computation	47,043,735	39,137,307
Dilutive effect of
Performance share awards (1)	243,961	75,316

Diluted computation	47,287,696	39,212,623

	Six Months Ended
	June 30, 2015	June 30, 2014
Basic computation	47,010,546	38,997,321
Dilutive effect of
Performance share awards (1)	247,696	71,966

Diluted computation	47,258,242	39,069,287

______________
(1)          Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

(13) Employee Benefit Plans

Net periodic benefit cost (income) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Components of Net Periodic Benefit Cost (Income)
Service cost	$2,718	$2,416	$134	$107
Interest cost	6,545	6,529	210	219
Expected return on plan assets	(7,861)	(7,376)	(242)	(246)
Amortization of prior service cost	61	61	(441)	(499)
Recognized actuarial loss	2,699	502	112	97
Net Periodic Benefit Cost (Income)	$4,162	$2,132	$(227)	$(322)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Components of Net Periodic Benefit Cost (Income)
Service cost	$6,181	$5,415	$263	$233
Interest cost	13,087	13,074	393	430
Expected return on plan assets	(15,781)	(14,753)	(485)	(491)
Amortization of prior service cost	123	123	(941)	(999)
Recognized actuarial loss	5,317	1,059	193	174
Net Periodic Benefit Cost (Income)	$8,927	$4,918	$(577)	$(653)

(14) Commitments and Contingencies

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, the majority of our environmental reserve relates to the remediation of former manufactured gas plant sites owned by us and is estimated to range between $26.4 million to $35.0 million. As of June 30, 2015, we have a reserve of approximately $28.6 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations. During the second quarter of 2015, we reached a settlement agreement with an insurance carrier for the former Montana Power Company for what were primarily generation related environmental remediation costs. As a result of this settlement, we recognized a net recovery of approximately $20.8 million, which is reflected as a reduction to operating expenses in our other segment. The environmental remediation costs were never reflected in customer rates and the litigation expenses have not been treated as utility expenses. In a 2002 order approving NorthWestern’s acquisition of the transmission and distribution assets of the Montana Power Company, the MPSC approved a stipulation in which NorthWestern agreed to release its customers from all environmental liabilities associated with the Montana Power Company’s generation assets. While we believe the recovery we recognized as a reduction to operating expenses is not subject to refund to customers, the MPSC could disagree with us and could ultimately require us to refund all or a portion of the net recovery to customers.

Manufactured Gas Plants - Approximately $21.6 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies and implementing remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources (DENR). Our current reserve for remediation costs at this site is approximately $10.5 million, and we estimate that approximately $7.6 million of this amount will be incurred during the next five years.

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

In addition, we own or have responsibility for sites in Butte, Missoula and Helena, Montana on which former manufactured gas plants were located. The Butte and Helena sites were placed into the Montana Department of Environmental Quality (MDEQ) voluntary remediation program for cleanup due to soil and groundwater impacts. Soil and coal tar were removed at the sites in accordance with MDEQ requirements. Groundwater monitoring is conducted semiannually at both sites. An investigation conducted at the Missoula site did not require remediation activities, but required preparation of a groundwater monitoring plan. Monitoring wells have been installed and groundwater is monitored semiannually. At the request of Missoula Valley Water Quality District, a risk assessment is being prepared for the Missoula site, which may require additional investigation work. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of risk-based remedial action at these sites or if any additional actions beyond monitored natural attenuation will be required.

Global Climate Change - National and international actions have been initiated to address global climate change and the contribution of emissions of greenhouse gases (GHG) including, most significantly, carbon dioxide. These actions include legislative proposals, Executive and Environmental Protection Agency (EPA) actions at the federal level, actions at the state level, and private party litigation relating to GHG emissions. Coal-fired plants have come under particular scrutiny due to their level of GHG emissions. We have joint ownership interests in four electric generating plants, all of which are coal fired and operated by other companies. We are responsible for our proportionate share of the capital and operating costs while being entitled to our proportionate share of the power generated.

While numerous bills have been introduced that address climate change from different perspectives, including through direct regulation of GHG emissions, the establishment of cap and trade programs and the establishment of Federal renewable portfolio standards, Congress has not passed any federal climate change legislation and we cannot predict the timing or form of any potential legislation. In the absence of such legislation, EPA is presently regulating GHG emissions of the very largest emitters, including large power plants, under the Clean Air Act, and specifically under the Prevention of Significant Deterioration (PSD) program, the Title V operating permit programs and the New Source Performance Standards (NSPS).

In January, 2014, the EPA reproposed NSPS specifying permissible levels of GHG emissions for newly-constructed fossil fuel-fired electric generating units and in June 2014 proposed performance standards for modified and reconstructed power plants. Also in June, 2014, the EPA proposed the Clean Power Plan (CPP) rule to control carbon dioxide emissions from existing fossil fuel fired electric generating units. The rule proposes the establishment of statewide GHG emission standards for individual states based on the state's potential to shift generation to existing natural gas combined cycle plants, to develop new renewable energy, to achieve demand-side management savings, and to improve performance at existing coal-fired units. Under the proposed CPP, States would be required to submit individual plans for achieving GHG emission standards to EPA by summer 2016, although under certain circumstances additional time to summer, 2018, would be permitted. The initial performance period for compliance would commence in 2020, with full implementation by 2030. The EPA has indicated that it intends to issue final rules on the NSPS, the performance standards for modified and reconstructed plants and the CPP in August 2015.

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

Requirements to reduce GHG emissions from stationary sources could cause us to incur material costs of compliance and increase our costs of procuring electricity. Although there continues to be proposed legislation and regulations that affect GHG emissions from power plants, technology to efficiently capture, remove and/or sequester such emissions may not be available within a timeframe consistent with the implementation of such requirements. In addition, physical impacts of climate change may present potential risks for severe weather, such as droughts, floods and tornadoes, in the locations where we operate or have interests. We cannot predict with any certainty whether these risks will have a material impact on our operations.

Coal Combustion Residuals (CCRs) - In April 2015, the EPA published its final rule regulating CCRs, imposing extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements and closure and post-closure care requirements on CCR impoundments and landfills that are located on active power plants and not closed. Under the rule, the EPA will regulate CCRs as non-hazardous under the Resource Conservation and Recovery Act Subtitle B and allow beneficial use of CCRs, with some restrictions. The CCR rule will become effective on October 14, 2015. The rule's requirements for covered CCR impoundments and landfills include commencement or completion of closure activities generally between three and ten years from certain triggering events. Based on our initial assessment of these requirements, during the second quarter of 2015 we recorded an increase to our existing asset retirement obligations (AROs) of approximately $12 million. AROs represent the anticipated costs of removing assets upon retirement and are provided for over the life of those assets as a component of depreciation expense. Our depreciation method, including cost of removal, is established by the respective regulatory commissions. All costs of the rule are expected to be recovered from customers in future rates. Therefore, consistent with this regulated treatment, we reflect this increase to the accrual of removal costs by increasing our regulatory liability. Further, we do not have any assets that are legally restricted related to the settlement of CCR related asset retirement obligations.

The actual asset retirement costs related to the CCR Rule requirements may vary substantially from the estimates used to record the increased obligation due to uncertainty about the compliance strategies that will be used and the preliminary nature of available data used to estimate costs, such as the quantity of coal ash present at certain sites and the volume of fill that will be needed to cap and cover certain impoundments. We will coordinate with the plant operators and continue to gather additional data in future periods to make decisions about compliance strategies and the timing of closure activities. As additional information becomes available, we will update the ARO obligation for these changes in estimates, which could be material.

Legislation has been introduced in Congress that would establish a national system to regulate coal ash disposal, but leave enforcement largely to states. We cannot predict at this time the final outcome of any such legislation and what impact, if any, it would have on us.

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

In December 2011, the EPA issued a final rule relating to Mercury and Air Toxics Standards (MATS). Among other things, the MATS set stringent emission limits for acid gases, mercury, and other hazardous air pollutants from new and existing electric generating units. The rule was challenged by industry groups and states, and was upheld by the D.C. Circuit Court in April 2014. The decision was appealed to the Supreme Court and in June 2015, the Supreme Court issued an opinion that the

EPA did not properly consider the costs to industry when making the requisite “appropriate and necessary” determination as part of its analysis in connection with the issuance of the MATS rule. The Supreme Court remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit to decide how to conform its 2014 decision with the Supreme Court’s ruling. The MATS rule provides for a three-year compliance deadline with the potential for one- and two-year extensions as provided under the statute. Installation or upgrading of relevant environmental controls at our affected plants is complete or they have received compliance extensions, as applicable. At this time, we cannot predict whether and when compliance with the MATS rule ultimately will be required.

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

In September 2012, a final Federal Implementation Plan for Montana was published in the Federal Register to address regional haze. As finalized, Colstrip Units 3 and 4 do not have to improve removal efficiency for pollutants that contribute to regional haze. By 2018, Montana, or EPA, must develop a revised Plan that demonstrates reasonable progress toward eliminating man made emissions of visibility impairing pollutants, which could impact Colstrip Unit 4. In November 2012, PPL Montana, the operator of Colstrip, as well as environmental groups (National Parks Conservation Association, Montana Environmental Information Center, and Sierra Club) jointly filed a petition for review of the Federal Implementation Plan in the U.S. Court of Appeals for the Ninth Circuit. Montana Environmental Information Center and Sierra Club challenged the EPA's decision not to require any emissions reductions from Colstrip Units 3 and 4. In June 2015, the U.S. Court of Appeals for the Ninth Circuit rejected the challengers’ contention that the EPA should have required additional pollution-reduction technologies on Unit 4 beyond those in the regulations. At this time, we cannot predict whether the challengers will appeal this decision.

Jointly Owned Plants - We have joint ownership in generation plants located in South Dakota, North Dakota, Iowa and Montana that are or may become subject to various regulations that have been issued or proposed under the Clean Air Act, as discussed below.

South Dakota. The South Dakota DENR determined that the Big Stone plant, in which we have a 23.4% ownership, is subject to the BART requirements of the Regional Haze Rule. South Dakota DENR's State Implementation Plan (SIP) was approved by the EPA in May 2012. Under the SIP, the Big Stone plant must install and operate a new BART compliant air quality control system (AQCS) to reduce SO2, NOx and particulate emissions as expeditiously as practicable, but no later than five years after the EPA's approval of the SIP. The estimated total project cost for the AQCS at the Big Stone plant is approximately $384 million (our share is 23.4%). As of June 30, 2015, we have capitalized costs of approximately $91.8 million (including allowance for funds used during construction) related to this project, which is expected to be operational by the end of 2015.

Based on the final MATS rule, Big Stone will meet the requirements by installing the AQCS system and using activated carbon injection for mercury control. The South Dakota DENR granted Big Stone an extension to comply with MATS, such that the new compliance deadline is April 16, 2016. New mercury emissions monitoring equipment will be required.

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

Based on the final MATS rule, Coyote will meet the requirements by using activated carbon injection for mercury control.

Iowa. The Neal #4 generating facility, in which we have an 8.7% ownership, completed the installation of a scrubber, baghouse, activated carbon injection and a selective non-catalytic reduction system in 2013 to comply with national ambient air quality standards and the MATS.

Montana. Colstrip Unit 4, a coal fired generating facility in which we have a 30% interest, is currently controlling emissions of mercury under regulations issued by the State of Montana, which are stricter than the Federal MATS and therefore in compliance with the Federal MATS.

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

On August 27, 2014, the Plaintiffs filed their Second Amended Complaint, which alleges a total of 13 claims covering eight projects and seeks injunctive and declaratory relief, civil penalties (including $100,000 of civil penalties to be used for beneficial environmental projects), and recovery of their attorney fees. Defendants filed their Answer to the Second Amended Complaint on September 26, 2014. Since filing the Second Amended Complaint, Plaintiffs have indicated that they are no longer pursuing a number of claims and projects thereby reducing their total claims to eight relating to four projects. The parties have filed motions for summary judgment with regard to issues affecting the remaining claims. The motions for summary judgment are in the process of being briefed. A bench trial is scheduled for November 16, 2015.

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

Significant items during the three months ended June 30, 2015 include:

•
Reached a settlement agreement with an insurance carrier for the former Montana Power Company for what were primarily generation related environmental remediation costs. As a result of this settlement, we recognized a net recovery of approximately $20.8 million, which is reflected as a reduction to operating expenses in our Other segment. See Note 14 - Commitments and Contingencies, to the Condensed Consolidated Financial Statements for additional information.

•
Issuance of $200 million of Montana First Mortgage Bonds, which includes $75 million at a fixed interest rate of 3.11% maturing in 2025 and $125 million at a fixed interest rate of 4.11% maturing in 2045, to refinance our 6.04% $150 million first mortgage bonds due 2016.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2015 was $31.0 million, or $0.65 per diluted share, as compared with net income of $7.7 million, or $0.20 per diluted share, for the same period in 2014. This increase in net income for the quarter is due to the combination of an insurance recovery related to electric generation environmental remediation costs previously incurred and the results of our Hydro Transaction.

Our consolidated results include the results of our reportable business segments, which are primarily engaged in the electric and natural gas business. The overall consolidated discussion is followed by a detailed discussion of gross margin by segment.

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as another financial measure, Gross Margin, that is considered a “non-GAAP financial measure.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. Gross Margin (Revenues less Cost of Sales) is a non-GAAP financial measure due to the exclusion of depreciation and depletion from the measure. The presentation of Gross Margin is intended to supplement investors’ understanding of our operating performance. Gross Margin is used by us to determine whether we are collecting the appropriate amount of energy costs from customers to allow recovery of operating costs. Our Gross Margin measure may not be comparable to other companies’ Gross Margin measure. Furthermore, this measure is not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014

	Three Months Ended June 30,
	2015	2014	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$221.4	$206.0	$15.4	7.5%
Natural Gas	49.2	64.3	(15.1)	(23.5)
	$270.6	$270.3	$0.3	0.1%

	Three Months Ended June 30,
	2015	2014	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$65.9	$87.4	$(21.5)	(24.6)%
Natural Gas	13.6	25.0	(11.4)	(45.6)
	$79.5	$112.4	$(32.9)	(29.3)%

	Three Months Ended June 30,
	2015	2014	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$155.5	$118.6	$36.9	31.1%
Natural Gas	35.6	39.3	(3.7)	(9.4)
	$191.1	$157.9	$33.2	21.0%

Primary components of the change in gross margin include the following:

Gross Margin 2015 vs. 2014
(in millions)
Hydro operations	$38.3
Electric retail volumes	1.6
Electric transmission capacity	0.7
Electric QF adjustment	(4.3)
Natural gas retail volumes	(1.6)
Gas production deferral	(1.2)
Other	(0.3)
Increase in Consolidated Gross Margin	$33.2

Consolidated gross margin increased $33.2 million primarily due to the following:

•	An increase in generation margin from the November 2014 Hydro Transaction;

•	An increase in electric retail volumes due primarily to warmer spring weather; and

•	Higher demand to transmit energy across our transmission lines due to market pricing and other conditions.

These increases were partly offset by:

•
A $6.1 million increase in our QF liability based on a review of contract assumptions in our estimated liability, partly offset by $1.8 million lower QF related supply costs based on actual QF pricing and output;

•	A decrease in natural gas retail volumes due primarily to warmer spring weather; and

•	A deferral of initial interim gas production rate revenue compared to actual costs.

	Three Months Ended June 30,
	2015	2014	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$61.7	$74.4	(12.7)	(17.1)%
Property and other taxes	32.5	28.0	4.5	16.1
Depreciation and depletion	35.7	30.4	5.3	17.4
	$129.9	$132.8	$(2.9)	(2.2)%

Consolidated operating, general and administrative expenses were $61.7 million for the three months ended June 30, 2015, as compared with $74.4 million for the three months ended June 30, 2014. Primary components of the change include the following:

Operating, General & Administrative Expenses
2015 vs. 2014
(in millions)
Insurance recovery, net	$(20.8)
Non-employee directors deferred compensation	(2.9)
Bad debt expense	(1.7)
Hydro Transaction costs	(0.9)
Hydro operations	11.2
Employee benefit and compensation costs	1.2
Other	1.2
Decrease in Operating, General & Administrative Expenses	$(12.7)

The decrease in operating, general and administrative expenses of $12.7 million was primarily due to the following:

•	An insurance recovery primarily associated with electric generation related environmental remediation costs incurred in prior periods;

•
Non-employee directors deferred compensation decreased as compared to the prior year, primarily due to a decrease in our stock price during the three months ended June 30, 2015. Directors may defer their board fees into deferred shares held in a rabbi trust. If the market value of our stock goes down, deferred compensation expense decreases; however, we account for the deferred shares as trading securities and their change in value is also reflected in other income with no impact on net income;

•	Lower bad debt expense, due to improved collection of receivables from customers; and

•	Lower legal and professional fees due to Hydro Transaction costs incurred in the prior period.

These decreases were partly offset by the following:

•	Hydro operating costs associated with the November 2014 Hydro Transaction; and

•	Higher employee benefit costs primarily due to higher medical expenses.

Property and other taxes were $32.5 million for the three months ended June 30, 2015, as compared with $28.0 million in the same period of 2014. This increase was primarily due to plant additions and higher estimated property valuations in Montana, which includes an estimated $3.7 million from the Hydro Transaction. We estimate property taxes throughout each year and update to the actual expense when we receive our Montana property tax bills in November.

Depreciation and depletion expense was $35.7 million for the three months ended June 30, 2015, as compared with $30.4 million in the same period of 2014. This increase was primarily due to plant additions, including approximately $4.1 million of hydro related depreciation.

Consolidated operating income for the three months ended June 30, 2015 was $61.1 million, as compared with $25.1 million in the same period of 2014. This increase was due to the combination of the insurance recovery discussed above and the impacts of our Hydro Transaction.

Consolidated interest expense for the three months ended June 30, 2015 was $22.9 million, as compared with $19.1 million in the same period of 2014. This increase was primarily due to increased debt outstanding associated with the Hydro Transaction.

Consolidated other income for the three months ended June 30, 2015, was $1.0 million, as compared with $3.0 million in the same period of 2014. This decrease was primarily due to a $2.9 million reduction in the value of deferred shares held in trust for non-employee directors deferred compensation (which, as discussed above, had a corresponding reduction to operating, general and administrative expenses) partially offset by higher capitalization of AFUDC.

Consolidated income tax expense for the three months ended June 30, 2015 was $8.2 million, as compared with $1.2 million in the same period of 2014. This increase was due to higher pre-tax income and an increase in our effective tax rate to 21.0% for the three months ended June 30, 2015 as compared with 13.5% for the same period of 2014. We currently expect our effective tax rate to range between 15% - 19% for 2015.

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

	Three Months Ended June 30,
	2015		2014
Income Before Income Taxes	$39.2		$9.0

Income tax calculated at 35% federal statutory rate	13.7	35.0%	3.1	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	0.4	0.9	—	—
Flow-through repairs deductions	(4.9)	(12.4)	(1.8)	(19.9)
Production tax credits	(0.7)	(1.7)	(0.3)	(3.6)
Plant and depreciation of flow through items	(0.2)	(0.6)	0.1	1.0
Other, net	(0.1)	(0.2)	0.1	1.0
	(5.5)	(14.0)	(1.9)	(21.5)

Income tax expense	$8.2	21.0%	$1.2	13.5%

Consolidated net income for the three months ended June 30, 2015 was $31.0 million as compared with $7.7 million for the same period in 2014. This increase was due to the combination of the insurance recovery as discussed above and the impacts of our Hydro Transaction.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014

	Six Months Ended June 30,
	2015	2014	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$457.4	$440.5	$16.9	3.8%
Natural Gas	159.2	199.5	(40.3)	(20.2)
	$616.6	$640.0	$(23.4)	(3.7)%

	Six Months Ended June 30,
	2015	2014	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$129.8	$189.0	$(59.2)	(31.3)%
Natural Gas	62.1	90.9	(28.8)	(31.7)
	$191.9	$279.9	$(88.0)	(31.4)%

	Six Months Ended June 30,
	2015	2014	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$327.6	$251.5	$76.1	30.3%
Natural Gas	97.1	108.6	(11.5)	(10.6)
	$424.7	$360.1	$64.6	17.9%

Primary components of the change in gross margin include the following:

Gross Margin 2015 vs. 2014
(in millions)
Hydro operations	$80.4
Electric transmission capacity	1.2
Electric and natural gas retail volumes	(11.0)
Electric QF adjustment	(4.3)
Gas production deferral	(1.2)
Other	(0.5)
Increase in Consolidated Gross Margin	$64.6

Consolidated gross margin increased $64.6 million primarily due to the following:

•	An increase in generation margin from the November 2014 Hydro Transaction; and

•	Higher demand to transmit energy across our transmission lines due to market pricing and other conditions.

These increases were partly offset by:

•	An decrease in electric and natural gas retail volumes due primarily to warmer winter and spring weather;

•
A $6.1 million increase in the QF liability based on a review of contract assumptions in our estimated liability, partly offset by $1.8 million lower QF related supply costs based on actual QF pricing and output; and

•	A deferral of initial interim gas production rate revenue compared to actual costs.

	Six Months Ended June 30,
	2015	2014	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$142.8	$146.4	$(3.6)	(2.5)%
Property and other taxes	65.2	56.5	8.7	15.4
Depreciation and depletion	71.6	60.7	10.9	18.0
	$279.6	$263.6	$16.0	6.1%

Consolidated operating, general and administrative expenses were $142.8 million for the six months ended June 30, 2015, as compared with $146.4 million for the six months ended June 30, 2014. Primary components of the change include the following:

Operating, General & Administrative Expenses
2015 vs. 2014
(in millions)
Insurance recovery, net	$(20.8)
Non-employee directors deferred compensation	(4.9)
Bad debt expense	(2.8)
Hydro Transaction costs	(1.7)
Hydro operations	21.9
Employee benefit and compensation costs	3.2
Other	1.5
Decrease in Operating, General & Administrative Expenses	$(3.6)

The decrease in operating, general and administrative expenses of $3.6 million was primarily due to the following:

•	A net insurance recovery primarily associated with electric generation related environmental remediation costs incurred in prior periods;

•	Non-employee directors deferred compensation decreased as compared to the prior year, primarily due to a decrease in our stock price during the six months ended June 30, 2015;

•	Lower bad debt expense, due to improved collection of receivables from customers; and

•	Lower legal and professional fees due to Hydro Transaction costs incurred in the prior period.

These decreases were partly offset by the following:

•	Hydro operating costs associated with the November 2014 Hydro Transaction; and

•	Higher employee benefit costs primarily due to higher medical expense and compensation costs.

Property and other taxes were $65.2 million for the six months ended June 30, 2015, as compared with $56.5 million in the same period of 2014. This increase was primarily due to plant additions and higher estimated property valuations in Montana, which includes an estimated $7.4 million from the Hydro Transaction. We estimate property taxes throughout each year and update to the actual expense when we receive our Montana property tax bills in November.

Depreciation and depletion expense was $71.6 million for the six months ended June 30, 2015, as compared with $60.7 million in the same period of 2014. This increase was primarily due to plant additions, including approximately $8.3 million of hydro related depreciation.

Consolidated operating income for the six months ended June 30, 2015 was $145.0 million, as compared with $96.4 million in the same period of 2014. This increase was primarily due to the Hydro Transaction and insurance recovery discussed above.

Consolidated interest expense for the six months ended June 30, 2015 was $46.1 million, as compared with $39.1 million in the same period of 2014. This increase was primarily due to increased debt outstanding associated with the Hydro Transaction.

Consolidated other income for the six months ended June 30, 2015, was $1.7 million, as compared with $5.2 million in the same period of 2014. This decrease was primarily due to a $4.9 million reduction in the value of deferred shares held in trust for non-employee directors deferred compensation (which, as discussed above, had a corresponding reduction to operating, general and administrative expenses) partially offset by higher capitalization of AFUDC.

Consolidated income tax expense for the six months ended June 30, 2015 was $18.2 million, as compared with $9.2 million in the same period of 2014. This increase was due to higher pre-tax income and an increase in our effective tax rate to 18.1% for the six months ended June 30, 2015 as compared with 14.7% for the six months ended June 30, 2014.

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

	Six Months Ended June 30,
	2015		2014
Income Before Income Taxes	$100.6		$62.5

Income tax calculated at 35% federal statutory rate	35.2	35.0%	21.9	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	0.5	0.6	0.4	0.6
Flow-through repairs deductions	(14.5)	(14.4)	(11.5)	(18.3)
Production tax credits	(1.9)	(1.9)	(1.8)	(2.8)
Plant and depreciation of flow through items	(0.6)	(0.6)	0.5	0.8
Other, net	(0.5)	(0.6)	(0.3)	(0.6)
	(17.0)	(16.9)	(12.7)	(20.3)

Income tax expense	$18.2	18.1%	$9.2	14.7%

Consolidated net income for the six months ended June 30, 2015 was $82.4 million as compared with $53.3 million for the same period in 2014. This increase was primarily due to the Hydro Transaction and insurance recovery as discussed above.

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

•	Other: Miscellaneous electric revenues.

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014

	Results
	2015	2014	Change	% Change
	(dollars in millions)
Retail revenues	$193.7	$176.4	$17.3	9.8%
Regulatory amortization	11.6	14.6	(3.0)	(20.5)
Total retail revenues	205.3	191.0	14.3	7.5
Transmission	13.4	12.7	0.7	5.5
Regulation services	0.4	0.5	(0.1)	(20.0)
Other	2.3	1.8	0.5	27.8
Total Revenues	221.4	206.0	15.4	7.5
Total Cost of Sales	65.9	87.4	(21.5)	(24.6)
Gross Margin	$155.5	$118.6	$36.9	31.1%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2015	2014	2015	2014	2015	2014
	(in thousands)
Retail Electric
Montana	$61,261	$52,951	506	497	286,903	282,840
South Dakota	9,933	11,126	108	121	49,739	49,504
Residential	71,194	64,077	614	618	336,642	332,344
Montana	85,586	76,744	780	770	64,539	63,589
South Dakota	16,836	17,801	224	231	12,508	12,350
Commercial	102,422	94,545	1,004	1,001	77,047	75,939
Industrial	11,177	10,093	574	543	75	75
Other	8,899	7,667	52	47	6,230	6,104
Total Retail Electric	$193,692	$176,382	2,244	2,209	419,994	414,462

	Degree Days			2015 as compared with:
Cooling Degree-Days	2015	2014	Historic Average	2014	Historic Average
Montana	107	8	41	1238% warmer	161% warmer
South Dakota	69	77	64	10% colder	8% warmer

	Degree Days			2015 as compared with:
Heating Degree-Days	2015	2014	Historic Average	2014	Historic Average
Montana	1,097	1,244	1,289	12% warmer	15% warmer
South Dakota	1,180	1,532	1,409	23% warmer	16% warmer

The following summarizes the components of the changes in electric gross margin for the three months ended June 30, 2015 and 2014:

Gross Margin 2015 vs. 2014
(in millions)
Hydro operations	$38.3
Retail volumes	1.6
Transmission capacity	0.7
QF adjustment	(4.3)
Other	0.6
Increase in Gross Margin	$36.9

This increase in gross margin was primarily due to the following:

•	An increase in generation margin due to the November 2014 Hydro Transaction;

•	An increase in retail volumes due primarily to warmer spring weather in Montana; and

•	Higher demand to transmit energy across our transmission lines due to market pricing and other conditions.

These increases were partly offset by a $6.1 million increase in the QF liability based on a review of contract assumptions in our estimated liability partly offset by $1.8 million lower QF related supply costs based on actual QF pricing and output.

Billed revenues cover the costs of operating utility assets, paying taxes and interest, and earning a return on our shareholders’ investments. As a result of the Hydro Transaction, we also earn a return on these assets, thereby increasing revenue. In addition, our cost of sales are lower due to reduced market purchases of power, which are passed through to retail customers at actual cost with no return component.

The decrease in regulatory amortization revenue is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on gross margin. In addition, while heating and cooling degree days may fluctuate significantly during the second quarter, our electric customer usage is not highly sensitive to these changes between the heating and cooling seasons.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014

	Results
	2015	2014	Change	% Change
	(dollars in millions)
Retail revenues	$413.7	$385.8	$27.9	7.2%
Regulatory amortization	10.6	23.9	(13.3)	(55.6)
Total retail revenues	424.3	409.7	14.6	3.6
Transmission	27.3	26.1	1.2	4.6
Regulation services	0.8	0.9	(0.1)	(11.1)
Other	5.0	3.8	1.2	31.6
Total Revenues	457.4	440.5	16.9	3.8
Total Cost of Sales	129.8	189.0	(59.2)	(31.3)
Gross Margin	$327.6	$251.5	$76.1	30.3%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2015	2014	2015	2014	2015	2014
	(in thousands)
Retail Electric
Montana	$140,988	$132,759	1,172	1,229	286,427	282,546
South Dakota	24,655	26,522	292	321	49,756	49,532
Residential	165,643	159,281	1,464	1,550	336,183	332,078
Montana	175,425	157,548	1,573	1,583	64,454	63,534
South Dakota	35,874	36,380	481	487	12,415	12,258
Commercial	211,299	193,928	2,054	2,070	76,869	75,792
Industrial	22,992	20,283	1,140	1,083	75	75
Other	13,794	12,349	76	70	5,402	5,375
Total Retail Electric	$413,728	$385,841	4,734	4,773	418,529	413,320

	Degree Days			2015 as compared with:
Cooling Degree-Days	2015	2014	Historic Average	2014	Historic Average
Montana	107	8	41	1238% warmer	161% warmer
South Dakota	69	77	64	10% colder	8% warmer

	Degree Days			2015 as compared with:
Heating Degree-Days	2015	2014	Historic Average	2014	Historic Average
Montana	3,988	4,719	4,595	15% warmer	13% warmer
South Dakota	5,269	6,158	5,529	14% warmer	5% warmer

The following summarizes the components of the changes in electric gross margin for the six months ended June 30, 2015 and 2014:

Gross Margin 2015 vs. 2014
(in millions)
Hydro operations	$80.4
Transmission capacity	1.2
QF adjustment	(4.3)
Retail volumes	(2.8)
Other	1.6
Increase in Gross Margin	$76.1

This increase in gross margin was primarily due to the same reasons discussed in the three months ended section above, with a decrease in retail volumes from warmer winter weather partly offset by an increase in volumes from warmer spring weather. In addition, our cost of sales are lower due to reduced market purchases of power, which are passed through to retail customers at actual cost with no return component. The decrease in regulatory amortization revenue is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on gross margin.

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

•	Wholesale: Primarily represents transportation and storage for others.

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014

	Results
	2015	2014	Change	% Change
	(dollars in millions)
Retail revenues	$36.9	$55.6	$(18.7)	(33.6)%
Regulatory amortization	2.4	(1.9)	4.3	226.3
Total retail revenues	39.3	53.7	(14.4)	(26.8)
Wholesale and other	9.9	10.6	(0.7)	(6.6)
Total Revenues	49.2	64.3	(15.1)	(23.5)
Total Cost of Sales	13.6	25.0	(11.4)	(45.6)
Gross Margin	$35.6	$39.3	$(3.7)	(9.4)%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2015	2014	2015	2014	2015	2014
	(in thousands)
Retail Gas
Montana	$15,666	$23,762	1,826	1,985	165,954	163,868
South Dakota	4,423	6,369	472	639	38,697	38,478
Nebraska	3,643	5,156	384	512	36,800	36,759
Residential	23,732	35,287	2,682	3,136	241,451	239,105
Montana	8,026	12,214	976	1,040	22,989	22,790
South Dakota	2,886	4,893	493	641	6,262	6,128
Nebraska	1,880	2,612	310	365	4,627	4,616
Commercial	12,792	19,719	1,779	2,046	33,878	33,534
Industrial	159	288	21	26	263	261
Other	169	274	24	29	152	153
Total Retail Gas	$36,852	$55,568	4,506	5,237	275,744	273,053

	Degree Days			2015 as compared with:
Heating Degree-Days	2015	2014	Historic Average	2014	Historic Average
Montana	1,097	1,244	1,289	12% warmer	15% warmer
South Dakota	1,180	1,532	1,409	23% warmer	16% warmer
Nebraska	981	1,134	1,151	13% warmer	15% warmer

The following summarizes the components of the changes in natural gas gross margin for the three months ended June 30, 2015 and 2014:

Gross Margin 2015 vs. 2014
(in millions)
Retail volumes	$(1.6)
Gas production deferral	(1.2)
Other	(0.9)
Decrease in Gross Margin	$(3.7)

This decrease in gross margin was primarily due to a decrease in retail volumes from warmer spring weather and a deferral of initial interim gas production rate revenue compared to actual costs. In addition, average natural gas supply prices decreased in 2015 resulting in lower retail revenues and cost of sales as compared with 2014, with no impact to gross margin. The increase in regulatory amortization revenue is due to timing differences between when we incur natural gas supply costs and when we recover these costs in rates from our customers.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014

	Results
	2015	2014	Change	% Change
	(dollars in millions)
Retail revenues	$138.6	$177.3	$(38.7)	(21.8)%
Regulatory amortization	(0.6)	(0.3)	(0.3)	(100.0)
Total retail revenues	138.0	177.0	(39.0)	(22.0)
Wholesale and other	21.2	22.5	(1.3)	(5.8)
Total Revenues	159.2	199.5	(40.3)	(20.2)
Total Cost of Sales	62.1	90.9	(28.8)	(31.7)
Gross Margin	$97.1	$108.6	$(11.5)	(10.6)%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2015	2014	2015	2014	2015	2014
	(in thousands)
Retail Gas
Montana	$55,497	$75,129	6,588	7,556	165,785	163,754
South Dakota	18,174	20,769	2,038	2,436	38,893	38,637
Nebraska	15,079	17,228	1,703	1,962	37,011	36,941
Residential	88,750	113,126	10,329	11,954	241,689	239,332
Montana	27,921	38,302	3,424	4,244	22,981	22,771
South Dakota	12,132	14,944	1,868	2,113	6,289	6,155
Nebraska	8,538	9,405	1,240	1,385	4,660	4,643
Commercial	48,591	62,651	6,532	7,742	33,930	33,569
Industrial	725	785	92	83	263	263
Other	555	754	80	94	152	153
Total Retail Gas	$138,621	$177,316	17,033	19,873	276,034	273,317

	Degree Days			2015 as compared with:
Heating Degree-Days	2015	2014	Historic Average	2014	Historic Average
Montana	3,988	4,719	4,595	15% warmer	13% warmer
South Dakota	5,269	6,158	5,529	14% warmer	5% warmer
Nebraska	4,355	4,712	4,570	8% warmer	5% warmer

The following summarizes the components of the changes in natural gas gross margin for the six months ended June 30, 2015 and 2014:

Gross Margin 2015 vs. 2014
(in millions)
Retail volumes	$(8.2)
Gas production deferral	(1.2)
Other	(2.1)
Decrease in Gross Margin	$(11.5)

This decrease in gross margin was primarily due to a decrease in retail volumes from warmer winter and spring weather and a deferral of initial interim gas production rate revenue compared to actual costs. In addition, average natural gas supply prices decreased in 2015 resulting in lower retail revenues and cost of sales as compared with 2014, with no impact to gross margin. The decrease in regulatory amortization revenue is due to timing differences between when we incur natural gas supply costs and when we recover these costs in rates from our customers.

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

We issue debt securities to refinance retiring maturities, reduce short-term debt, fund construction programs and for other general corporate purposes. To fund our strategic growth opportunities we utilize available cash flow, debt capacity and equity issuances that allow us to maintain investment grade ratings. The financing for the South Dakota wind generation acquisition is expected to be up to $70 million in long-term debt, up to $60 million in common stock and the remainder from cash flows from operations. We plan to maintain a 50 - 55 percent debt to total capital ratio excluding capital leases, and expect to continue targeting a long-term dividend payout ratio of 60 - 70 percent of earnings per share; however, there can be no assurance that we will be able to meet these targets.

Short-term liquidity is provided by internal cash flows, the sale of commercial paper and use of our revolving credit facility. We utilize our short-term borrowings and/or revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. Short-term borrowings may also be used to temporarily fund utility capital requirements. As of June 30, 2015, our total net liquidity was approximately $163.0 million, including $32.9 million of cash and $130.1 million of revolving credit facility availability. Revolving credit facility availability was $165.1 million as of July17, 2015. During the second quarter of 2015, we issued $200 million of first mortgage bonds. Proceeds were used to redeem $150 million of first mortgage bonds due in 2016 and finance incremental Montana capital expenditures.

The following table presents additional information about short term borrowings during the three months ended June 30, 2015 (in millions):

Amount outstanding at period end	$219.9
Daily average amount outstanding	$204.7
Maximum amount outstanding	$242.9

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

As of June 30, 2015, we are under collected on our natural gas and electric trackers by approximately $9.2 million, as compared with an under collection of $33.0 million as of December 31, 2014, and an under collection of $32.6 million as of June 30, 2014.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, and impact our trade credit availability. Fitch Ratings (Fitch), Moody’s Investors Service (Moody's) and Standard and Poor’s Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of July 17, 2015, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A	A-	F2	Stable
Moody’s	A1	A3	Prime-2	Stable
S&P	A-	BBB	A-2	Stable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income	$82.4	$53.3
Non-cash adjustments to net income	90.3	95.4
Changes in working capital	7.5	(6.4)
Other	10.2	(17.8)
	190.4	124.5

Investing Activities
Property, plant and equipment additions	(131.2)	(112.0)
Change in restricted cash	9.2	—
Acquisitions	(0.5)	1.5
Other	0.1	0.1
	(122.4)	(110.4)

Financing Activities
Proceeds from issuance of common stock, net	—	13.3
Issuances (repayments) of long-term debt, net	50.0	(0.1)
(Repayments) issuances of short-term borrowings, net	(47.9)	5.0
Dividends on common stock	(44.8)	(30.9)
Financing costs	(11.7)	—
Other	(1.1)	(1.1)
	(55.5)	(13.8)

Increase in Cash and Cash Equivalents	$12.5	$0.3
Cash and Cash Equivalents, beginning of period	$20.4	$16.6
Cash and Cash Equivalents, end of period	$32.9	$16.9

Cash Provided by Operating Activities

As of June 30, 2015, cash and cash equivalents were $32.9 million as compared with $20.4 million at December 31, 2014 and $16.9 million at June 30, 2014. Cash provided by operating activities totaled $190.4 million for the six months ended June 30, 2015 as compared with $124.5 million during the six months ended June 30, 2014. This increase in operating cash flows is primarily due to higher net income and a reduction in our under collection of supply costs in our trackers during the current period. This increase was offset in part by an $18.4 million settlement of interest rate swaps during the first quarter of 2015.

Cash Used in Investing Activities

Cash used in investing activities increased by approximately $12.0 million as compared with the first six months of 2014. Plant additions during 2015 include maintenance additions of approximately $85.8 million, supply related capital expenditures of approximately $19.8 million, primarily related to electric generation facilities in South Dakota, and Distribution System Infrastructure Project (DSIP) capital expenditures of approximately $25.6 million. Plant additions during the first six months of 2014 include maintenance additions of approximately $68.4 million, supply related capital expenditures of approximately $20.4 million, which were primarily related to electric generation facilities in South Dakota, and DSIP capital expenditures of approximately $22.2 million.

Cash Used in Financing Activities

Cash used in financing activities totaled approximately $55.5 million during the six months ended June 30, 2015 as compared with approximately $13.8 million during the six months ended June 30, 2014. During the six months ended June 30, 2015, net cash used in financing activities includes net repayments of commercial paper of $47.9 million, the payment of dividends of $44.8 million and the payment of financing costs of $11.7 million, offset in part by net proceeds from the issuance of debt of $50.0 million. During the six months ended June 30, 2014, net cash used in financing activities consisted of the payment of dividends of $30.9 million, offset in part by proceeds received from the issuance of common stock pursuant to our equity distribution agreement of $13.3 million and net issuances of commercial paper of $5.0 million.

Debt Issuance - In June 2015, we issued $200 million aggregate principal amount of Montana First Mortgage Bonds, which includes $75 million at a fixed interest rate of 3.11% maturing in 2025 and $125 million at a fixed interest rate of 4.11% maturing in 2045. The bonds are secured by our electric and natural gas assets in Montana. The bonds were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were used to redeem our 6.04%, $150 million of Montana First Mortgage Bonds due 2016 and finance incremental Montana capital expenditures.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of June 30, 2015. See our Annual Report on Form 10-K for the year ended December 31, 2014 for additional discussion.

	Total	2015	2016	2017	2018	2019	Thereafter
	(in thousands)
Long-term debt	$1,712,111	$—	$—	$—	$55,000	$250,000	$1,407,111
Capital leases	29,055	893	1,837	1,979	2,133	2,298	19,915
Short-term borrowings	219,909	219,909	—	—	—	—	—
Future minimum operating lease payments	4,414	1,098	1,732	893	168	90	433
Estimated pension and other postretirement obligations (1)	66,797	12,489	13,680	13,626	13,554	13,448	N/A
Qualifying facilities liability (2)	990,509	35,215	72,629	74,684	76,782	78,918	652,281
Supply and capacity contracts (3)	1,541,268	106,976	166,781	134,343	106,937	103,497	922,734
Contractual interest payments on debt (4)	1,414,522	37,024	81,685	81,542	79,759	68,862	1,065,650
Environmental remediation obligations (1)	7,627	1,527	2,000	1,600	1,700	800	N/A
Total Commitments (5)	$5,986,212	$415,131	$340,344	$308,667	$336,033	$517,913	$4,068,124
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

(3)	We have entered into various purchase commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 27 years.

(4)	For our variable rate short-term borrowings outstanding, we have assumed an average interest rate of 0.65% through maturity.

(5)	Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

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

As of June 30, 2015, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%. To more cost effectively meet short-term cash requirements, we established a program where we may issue commercial paper; which is supported by our revolving credit facility. Since commercial paper terms are short-term, we are subject to interest rate risk. As of June 30, 2015, we had approximately $219.9 million of commercial paper outstanding and no borrowings on our revolving credit facility. A 1% increase in interest rates would increase our annual interest expense by approximately $2.2 million.

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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and accumulated and communicated to management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

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

See Note 14, Commitments and Contingencies, to the Financial Statements for information regarding legal proceedings.

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

In a separate matter, in an order issued in October 2013, which was related to our 2011/2012 electric supply tracker, the MPSC required us to lower our LRAM revenue recovery and imposed a new burden of proof on us for future LRAM recovery. We appealed the October 2013 order to Montana District Court. The appeal is pending. The District Court approved a partial settlement of our appeal, in which the MPSC agreed to remove from the October 2013 order the sentence that imposed the new burden of proof and to initiate a separate docket to review lost revenue policy issues. The MPSC held a hearing in June 2015 and we expect an order during the fourth quarter of 2015. We have been deferring a portion of lost revenues currently being collected from customers, pending an order from the MPSC. There is risk that the MPSC may ultimately require us to refund more lost revenues than we have deferred, which could have a material adverse effect on our operating results.

During the second quarter of 2015, we reached a settlement agreement with an insurance carrier for the former Montana Power Company for what were primarily generation related environmental remediation costs. As a result of this settlement, we recognized a net recovery of approximately $20.8 million, which is reflected as a reduction to operating expenses in our other segment. The environmental remediation costs were never reflected in customer rates and the litigation expenses have not been treated as utility expenses. In a 2002 order approving NorthWestern’s acquisition of the transmission and distribution assets of the Montana Power Company, the MPSC approved a stipulation in which NorthWestern agreed to release its customers from all environmental liabilities associated with the Montana Power Company’s generation assets. While we believe the recovery we recognized as a reduction to operating expenses is not subject to refund to customers, the MPSC could disagree with us and could ultimately require us to refund all or a portion of the net recovery to customers, which could have a material adverse effect on our operating results.

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

National and international actions have been initiated to address global climate change and the contribution of GHG emissions including, most significantly, carbon dioxide. These actions include legislative proposals, executive and EPA actions at the federal level, actions at the state level, and private party litigation relating to GHG emissions. As directed by President Obama's Climate Action Plan, on June 2, 2014, the EPA proposed the Clean Power Plan rule to control carbon dioxide emissions from existing fossil fuel fired electric generating units. The EPA has expressed the intent to finalize those regulations and guidelines in August 2015.

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

ITEM 6.                      EXHIBITS

(a) Exhibits

Exhibit 4.1—Thirty-fifth Supplemental Indenture, dated as of June 1, 2015, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated June 29, 2015, Commission File No. 1-10499).

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

NorthWestern Corporation
Date:	July 23, 2015	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
4.1
Thirty-fifth Supplemental Indenture, dated as of June 1, 2015, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated June 29, 2015, Commission File No. 1-10499).

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