Form 10-Q
period 2015-09-30
NORTHWESTERN CORP
filed 2015-10-22
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Common Stock, Par Value $0.01
48,167,964 shares outstanding at October 16, 2015

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Electric	$238,513	$212,430	$695,921	$652,951
Gas	34,226	39,482	193,389	238,965
Total Revenues	272,739	251,912	889,310	891,916
Operating Expenses
Cost of sales	73,577	94,592	265,495	374,494
Operating, general and administrative	79,296	68,108	222,139	214,557
Property and other taxes	35,712	27,773	100,953	84,292
Depreciation and depletion	35,693	30,452	107,239	91,139
Total Operating Expenses	224,278	220,925	695,826	764,482
Operating Income	48,461	30,987	193,484	127,434
Interest Expense, net	(22,043)	(18,794)	(68,101)	(57,887)
Other Income (Expense)	3,769	(439)	5,429	4,730
Income Before Income Taxes	30,187	11,754	130,812	74,277
Income Tax (Expense) Benefit	(6,389)	18,437	(24,616)	9,240
Net Income	$23,798	$30,191	$106,196	$83,517
Average Common Shares Outstanding	47,065	39,141	47,029	39,046
Basic Earnings per Average Common Share	$0.51	$0.77	$2.26	$2.14
Diluted Earnings per Average Common Share	$0.51	$0.77	$2.25	$2.13
Dividends Declared per Common Share	$0.48	$0.40	$1.44	$1.20

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$23,798	$30,191	$106,196	$83,517
Other comprehensive income (loss), net of tax:
Foreign currency translation	233	134	445	155
Cash flow hedges:
Unrealized loss on cash flow hedging derivatives	—	(1,011)	—	(1,011)
Reclassification of net gains on derivative instruments	(555)	(183)	(735)	(549)
Total Other Comprehensive Loss	(322)	(1,060)	(290)	(1,405)
Comprehensive Income	$23,476	$29,131	$105,906	$82,112

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	September 30, 2015	December 31, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$10,135	$20,362
Restricted cash	18,639	29,662
Accounts receivable, net	117,454	163,479
Inventories	58,692	55,094
Regulatory assets	38,389	47,374
Deferred income taxes	62,370	20,843
Other	10,157	14,071
Total current assets	315,836	350,885
Property, plant, and equipment, net	4,004,516	3,758,008
Goodwill	355,128	355,128
Regulatory assets	502,201	455,757
Other noncurrent assets	57,397	54,165
Total assets	$5,235,078	$4,973,943
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$1,803	$1,730
Short-term borrowings	217,943	267,840
Accounts payable	60,235	81,961
Accrued expenses	226,024	206,882
Regulatory liabilities	68,908	56,169
Total current liabilities	574,913	614,582
Long-term capital leases	26,802	28,162
Long-term debt	1,782,123	1,662,099
Deferred income taxes	550,234	446,600
Noncurrent regulatory liabilities	374,460	362,228
Other noncurrent liabilities	407,700	382,489
Total liabilities	3,716,232	3,496,160
Commitments and Contingencies (Note 14)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 50,687,962 and 47,067,963 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	507	505
Treasury stock at cost	(94,031)	(92,558)
Paid-in capital	1,317,617	1,313,844
Retained earnings	303,809	264,758
Accumulated other comprehensive loss	(9,056)	(8,766)
Total shareholders' equity	1,518,846	1,477,783
Total liabilities and shareholders' equity	$5,235,078	$4,973,943
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$106,196	$83,517
Items not affecting cash:
Depreciation and depletion	107,239	91,139
Amortization of debt issue costs, discount and deferred hedge gain	1,301	4,856
Stock-based compensation costs	3,275	2,238
Equity portion of allowance for funds used during construction	(6,568)	(4,393)
Gain on disposition of assets	(28)	(347)
Deferred income taxes	27,019	29,537
Changes in current assets and liabilities:
Restricted cash	(735)	(10,286)
Accounts receivable	46,025	55,388
Inventories	(3,598)	(7,357)
Other current assets	4,006	5,086
Accounts payable	(21,655)	(30,298)
Accrued expenses	19,307	26,257
Regulatory assets	8,985	(8,448)
Regulatory liabilities	12,739	6,207
Other noncurrent assets	(2,240)	(34,650)
Other noncurrent liabilities	3,209	(3,480)
Cash provided by operating activities	304,477	204,966
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(203,324)	(186,085)
Acquisitions	(143,328)	1,367
Proceeds from sale of assets	30,209	390
Change in restricted cash	11,758	(21,180)
Investment in New Market Tax Credit program	—	(18,169)
Cash used in investing activities	(304,685)	(223,677)
FINANCING ACTIVITIES:
Treasury stock activity	(829)	(881)
Proceeds from issuance of common stock, net	—	13,320
Dividends on common stock	(67,145)	(46,426)
Issuance of long-term debt	270,000	25,789
Repayments on long-term debt	(150,024)	(80)
(Repayments) issuances of short-term borrowings, net	(49,897)	28,995
Financing costs	(12,124)	(832)
Cash (used in) provided by financing activities	(10,019)	19,885
(Decrease) Increase in Cash and Cash Equivalents	(10,227)	1,174
Cash and Cash Equivalents, beginning of period	20,362	16,557
Cash and Cash Equivalents, end of period	$10,135	$17,731
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$27	$28
Interest	52,106	44,170
Significant non-cash transactions:
Capital expenditures included in accounts payable and accrued expenses	8,932	7,989

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except per share data)

	Number of Common Shares	Number of Treasury Shares	Common Stock	Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2013	42,340	3,595	$423	$910,184	$(91,744)	$209,091	$2,716	$1,030,670

Net income	—	—	—	—	—	83,517	—	83,517
Foreign currency translation adjustment	—	—	—	—	—	—	155	155
Reclassification of net gains on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	(549)	(549)
Unrealized loss on cash flow hedging derivatives, net of tax	—	—	—	—	—	—	(1,011)	(1,011)
Stock-based compensation	118	—	—	2,727	(922)	—	—	1,805
Issuance of shares	296	15	5	13,479	41	—	—	13,525
Dividends on common stock ($1.20 per share)	—	—	—	—	—	(46,426)	—	(46,426)
Balance at September 30, 2014	42,754	3,610	$428	$926,390	$(92,625)	$246,182	$1,311	$1,081,686

Balance at December 31, 2014	50,522	3,607	$505	$1,313,844	$(92,558)	$264,758	$(8,766)	$1,477,783

Net income	—	—	—	—	—	106,196	—	106,196
Foreign currency translation adjustment	—	—	—	—	—	—	445	445
Reclassification of net gains on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	(735)	(735)
Stock-based compensation	166	—	—	3,304	(1,926)	—	—	1,378
Issuance of shares	—	13	2	469	453	—	—	924
Dividends on common stock ($1.44 per share)	—	—	—	—	—	(67,145)	—	(67,145)
Balance at September 30, 2015	50,688	3,620	$507	$1,317,617	$(94,031)	$303,809	$(9,056)	$1,518,846

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to September 30, 2015, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain Qualifying Facility (QF) plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 Megawatt (MW) coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per Megawatt Hour (MWH) (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $279.5 million through 2024.

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

Accounting Standards Adopted

There have been no new accounting pronouncements or changes in accounting pronouncements adopted during the nine months ended September 30, 2015 that are of significance, or potential significance, to us.

(3) Acquisitions

Hydro Transaction

In November 2014, we completed the purchase of 11 hydroelectric generating facilities and associated assets located in Montana for an adjusted purchase price of approximately $904 million (Hydro Transaction). The addition of hydroelectric generation provides long-term supply diversity to our portfolio and reduces risks associated with variable fuel prices. We expect the Hydro Transaction to allow us to reduce our reliance on third party power purchase agreements and spot market purchases, more closely matching our electric generation resources with forecasted customer demand. With reduced amounts of purchased power, we believe we will be less exposed to market volatility and will be better positioned to control the cost of supplying electricity to our customers. We expect to finalize the purchase price allocation, including analysis of environmental matters and potential removal obligations, during the fourth quarter of 2015.

Kerr Project - The Hydro Transaction included the Kerr Project. Upon the close of the Hydro Transaction, we assumed temporary ownership of the Kerr Project until it was conveyed to the Confederated Salish and Kootenai Tribes of the Flathead Reservation (CSKT) on September 5, 2015, in accordance with the associated FERC license. Our purchase agreement for the Hydro Transaction included a $30 million reference price for the Kerr Project. In September 2015, the CSKT paid us $18.3 million, which was established through previous arbitration, and Talen Energy (formerly PPL Montana) paid the difference of $11.7 million to us. Upon receipt of the CSKT payment we conveyed the Kerr Project to the CSKT.

The Montana Public Service Commission (MPSC) order approving the Hydro Transaction provided that customers would have no financial risk related to our temporary ownership of the Kerr Project, with a compliance filing required upon completion of the transfer to CSKT. We sold any excess system generation during our temporary ownership of the Kerr Project in the market and provided revenue credits to our Montana retail customers until the transfer to the CSKT. We believe the benefits of our temporary ownership of the Kerr Project exceeded any costs to customers.

We expect to make the required compliance filing during the fourth quarter of 2015 that will remove the Kerr Project from cost of service, adjust for actual revenue credits and increase property taxes to actual amounts for the Hydro Transaction with revised rates effective January 1, 2016.

South Dakota Wind Generation

In September 2015, we completed the purchase of the 80 MW Beethoven wind project near Tripp, South Dakota, for approximately $143 million (subject to customary post closing adjustments). The Beethoven project was not submitted in the South Dakota electric rate filing made in December 2014; however, we reached a stipulated settlement agreement in September 2015 that will allow us to include Beethoven in rate base and collect approximately $9.0 million annually. For further discussion of this settlement agreement see Note 4 - Regulatory Matters.

The purchase price was allocated based on the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition as follows:

Purchase Price Allocation	(in millions)
Assets Acquired
Property Plant and Equipment	$143.0
Other Prepayments	0.1
Total Assets Acquired	$143.1

Liabilities Assumed
Other Current Liabilities	$0.3
Total Liabilities Assumed	$0.3
Total Purchase Price	$142.8

We expect to finalize the purchase price allocation during the fourth quarter of 2015. The pro forma results as if the Beethoven acquisition occurred on January 1, 2015 would not be materially different from our financial results for the nine months ended September 30, 2015.

(4) Regulatory Matters

South Dakota Electric Rate Filing

In December 2014, we filed a request with the South Dakota Public Utilities Commission (SDPUC) for an annual increase to electric rates totaling approximately $26.5 million. Our request was based on an overall rate of return of 7.67% and rate base of $447.4 million.

In September 2015, we reached a settlement with the SDPUC Staff and intervenors providing for an increase in base rates of approximately $20.2 million, based on an overall rate of return of 7.24%. In addition, the settlement would allow us to collect approximately $9 million annually related to the Beethoven wind project as discussed above. The settlement is subject to approval of the SDPUC, and a hearing is scheduled for October 2015. The SDPUC is expected to make a final determination in the case by the end of 2015.

We have been collecting interim rates since July 1, 2015, based on our original filing. We are recognizing revenue consistent with the settlement and we will refund any amounts overcollected by March 31, 2016.

Montana Electric and Natural Gas Tracker Filings

Each year we submit an electric and natural gas tracker filing for recovery of supply costs for the 12-month period ended June 30 and for the projected supply costs for the next 12-month period. The MPSC reviews such filings and makes its cost recovery determination based on whether or not our electric supply procurement activities were prudent. During the second quarter of 2015, we filed our annual electric and natural gas supply tracker filings for the 2014/2015 tracker period and received orders from the MPSC approving those filings on an interim basis. Our electric and natural gas supply tracker filings for the 2013/2014 and 2012/2013 tracker periods are part of consolidated dockets.

Electric Tracker - Our 2013/2014 electric tracker filing included market purchases made between July 2013 and January 2014 for replacement power during an outage at Colstrip Unit 4. Inclusion of these costs in the tracker filing is consistent with the treatment of replacement power during previous outages. During a June 2014 MPSC work session, approximately $11 million of these incremental market purchases related to the Colstrip Unit 4 outage were identified by the MPSC for additional prudency review. The Montana Consumer Counsel, Montana Environmental Information Center and Sierra Club have intervened in the consolidated docket to challenge our recovery of costs associated with Colstrip Unit 4, particularly the costs incurred as a result of the outage, as imprudent. A hearing was held in October 2015 related to the 2013/2014 and 2012/2013 consolidated tracker docket and we expect the MPSC to issue a final order by the first quarter of 2016.

Natural Gas Tracker - In October 2015, we received a final order in the natural gas consolidated 2013/2014 and 2012/2013 tracker docket. This consolidated docket included our request to continue collecting the cost of service for natural gas production interests acquired in December 2013 and in August 2012 in northern Montana's Bear Paw Basin (Bear Paw) on an interim basis. The MPSC final order requires that we revise the bridge rates currently used to reflect our actual fixed cost requirements since acquisition of these interests. In addition, the order requires us to make a filing within the next 12 months to address the cost-recovery of our gas production fields. As of September 30, 2015, we have deferred revenue of approximately $1.6 million consistent with the final order.

Electric and Natural Gas Lost Revenue Adjustment Mechanism - Demand-side management (DSM) lowers our sales to customers. Base rates, including impacts of past DSM activities, are reset in general rate filings. Between rate filings, the implementation of energy saving measures result in increased lost revenues related to DSM activities. In 2005, the MPSC created a Lost Revenue Adjustment Mechanism (LRAM) by which we collect revenue that we would have collected without any DSM through our supply tracker filings.

In an order issued in October 2013, which was related to our 2011/2012 electric supply tracker, the MPSC required us to lower our LRAM revenue recovery and imposed a new burden of proof on us for future LRAM recovery. We appealed the October 2013 order to Montana District Court, which led to a docket being initiated in June 2014 by the MPSC to review lost revenue policy issues. In June 2015, the MPSC held a hearing to address these issues. In October 2015, the MPSC issued an order to eliminate the LRAM prospectively effective December 1, 2015.

Based on the October 2013 MPSC order, we have recognized $7.1 million of DSM lost revenues for each annual electric supply tracker period (cumulatively July 1, 2012 through September 30, 2015) and deferred the remaining portion. As of September 30, 2015 we have cumulative deferred revenue of approximately $11.8 million, which is recorded within current regulatory liabilities in the Consolidated Balance Sheet. Since the 2012/2013 and 2013/2014 annual electric tracker filings are still subject to final approval, the MPSC may ultimately require us to refund more than we have deferred or approve recovery of more DSM lost revenues than we have recognized since July 2012.

Dave Gates Generating Station at Mill Creek (DGGS)

In April 2014, the FERC issued an order affirming a FERC Administrative Law Judge's (ALJ) initial decision in September 2012, regarding cost allocation at DGGS between retail and wholesale customers. This decision concluded we should allocate only a fraction of the costs we believe, based on facts and the law, should be allocated to FERC jurisdictional customers. We have been recognizing revenue consistent with the ALJ's initial decision. As of September 30, 2015, we have cumulative deferred revenue of approximately $27.3 million, which is subject to refund and recorded within current regulatory liabilities in the Consolidated Balance Sheets.

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

The FERC order was assessed as a triggering event as to whether an impairment charge should be recorded with respect to DGGS. We are evaluating options to use DGGS in combination with other generation resources, including our newly acquired hydro facilities, to facilitate cost recovery. Any alternative use of DGGS would be subject to regulatory approval and we cannot provide assurance of such approval. We do not believe an impairment loss is probable at this time; however, we will continue to evaluate recovery of this asset in the future as facts and circumstances change.

(5) Income Taxes

The following table summarizes the significant differences in income tax expense (benefit) based on the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended September 30,
	2015		2014
Income Before Income Taxes	$30,187		$11,754

Income tax calculated at 35% federal statutory rate	10,565	35.0%	4,114	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(857)	(2.8)	(108)	(0.9)
Release of unrecognized tax benefit	—	—	(12,607)	(107.3)
Flow-through repairs deductions	(2,779)	(9.2)	(3,413)	(29.0)
Production tax credits	(733)	(2.4)	(300)	(2.6)
Plant and depreciation of flow through items	(374)	(1.2)	(685)	(5.8)
Prior year permanent return to accrual adjustments	1,025	3.4	(5,172)	(44.0)
Other, net	(458)	(1.6)	(266)	(2.3)
	(4,176)	(13.8)	(22,551)	(191.9)

Income tax expense (benefit)	$6,389	21.2%	$(18,437)	(156.9)%

	Nine Months Ended September 30,
	2015		2014
Income Before Income Taxes	$130,812		$74,277

Income tax calculated at 35% federal statutory rate	45,784	35.0%	25,997	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(329)	(0.3)	257	0.3
Flow-through repairs deductions	(17,240)	(13.2)	(14,885)	(20.0)
Release of unrecognized tax benefit	—	—	(12,607)	(17.0)
Production tax credits	(2,645)	(2.0)	(2,054)	(2.8)
Plant and depreciation of flow through items	(1,000)	(0.8)	(182)	(0.2)
Prior year permanent return to accrual adjustments	1,025	0.8	(5,172)	(7.0)
Other, net	(979)	(0.7)	(594)	(0.7)
	(21,168)	(16.2)	(35,237)	(47.4)

Income tax expense (benefit)	$24,616	18.8%	$(9,240)	(12.4)%

We compute income tax expense for each quarter based on the estimated annual effective tax rate for the year, adjusted for certain discrete items. Our effective tax rate typically differs from the federal statutory tax rate of 35% primarily due to the regulatory impact of flowing through the federal and state tax benefit of repairs deductions, state tax benefit of accelerated tax depreciation deductions (including bonus depreciation when applicable) and production tax credits. The regulatory accounting treatment of these deductions requires immediate income recognition for temporary tax differences of this type, which is referred to as the flow-through method. When the flow-through method of accounting for temporary differences is reflected in regulated revenues, we record deferred income taxes and establish related regulatory assets and liabilities.

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We have unrecognized tax benefits of approximately $96.4 million as of September 30, 2015, including approximately $65.3 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the nine months ended September 30, 2015, we did not recognize expense for interest and penalties in the Condensed Consolidated Statements of Income and did not have any amounts accrued at September 30, 2015 and December 31, 2014, respectively, for the payment of interest and penalties.

Our federal tax returns from 2000 forward remain subject to examination by the IRS.

(6) Goodwill

We completed our annual goodwill impairment test as of April 1, 2015, and no impairment was identified. We calculate the fair value of our reporting units by considering various factors, including valuation studies based primarily on a discounted cash flow analysis, with published industry valuations and market data as supporting information. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in our service territory, regulatory stability, and commodity prices (where appropriate), as well as other factors that affect our revenue, expense and capital expenditure projections.

There were no changes in our goodwill during the nine months ended September 30, 2015. Goodwill by segment is as follows for both September 30, 2015 and December 31, 2014 (in thousands):

Electric	$241,100
Natural gas	114,028
$355,128

(7) Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss) (in thousands):

	Three Months Ended
	September 30, 2015			September 30, 2014
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$233	$—	$233	$134	$—	$134
Reclassification of net gains on derivative instruments	(901)	346	(555)	(297)	114	(183)
Unrealized loss on cash flow hedging derivatives	—	—	—	(1,644)	633	(1,011)
Other comprehensive (loss) income	$(668)	$346	$(322)	$(1,807)	$747	$(1,060)

	Nine Months Ended
	September 30, 2015			September 30, 2014
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$445	$—	$445	$155	$—	$155
Reclassification of net gains on derivative instruments	(1,187)	452	(735)	(891)	342	(549)
Unrealized loss on cash flow hedging derivatives	—	—	—	(1,644)	633	(1,011)
Other comprehensive (loss) income	$(742)	$452	$(290)	$(2,380)	$975	$(1,405)

Balances by classification included within accumulated other comprehensive income (loss) (AOCI) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	September 30, 2015	December 31, 2014
Foreign currency translation	$1,242	$797
Derivative instruments designated as cash flow hedges	(9,051)	(8,316)
Pension and postretirement medical plans	(1,247)	(1,247)
Accumulated other comprehensive loss	$(9,056)	$(8,766)

The following tables display the changes in AOCI by component, net of tax (in thousands):

		September 30, 2015
		Three Months Ended
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,496)	$(1,247)	$1,009	$(8,734)
Other comprehensive income before reclassifications		—	—	233	233
Amounts reclassified from AOCI	Interest Expense	(555)	—	—	(555)
Net current-period other comprehensive (loss) income		(555)	—	233	(322)
Ending balance		$(9,051)	$(1,247)	$1,242	$(9,056)

		September 30, 2014
		Three Months Ended
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$3,147	$(1,329)	$553	$2,371
Other comprehensive income before reclassifications		(1,011)	—	134	(877)
Amounts reclassified from AOCI	Interest Expense	(183)	—	—	(183)
Net current-period other comprehensive (loss) income		(1,194)	—	134	(1,060)
Ending balance		$1,953	$(1,329)	$687	$1,311

		September 30, 2015
		Nine Months Ended
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,316)	$(1,247)	$797	$(8,766)
Other comprehensive income before reclassifications		—	—	445	445
Amounts reclassified from AOCI	Interest Expense	(735)	—	—	(735)
Net current-period other comprehensive (loss) income		(735)	—	445	(290)
Ending balance		$(9,051)	$(1,247)	$1,242	$(9,056)

		September 30, 2014
		Nine Months Ended
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$3,513	$(1,329)	$532	$2,716
Other comprehensive income before reclassifications		(1,011)	—	155	(856)
Amounts reclassified from AOCI	Interest Expense	(549)	—	—	(549)
Net current-period other comprehensive (loss) income		(1,560)	—	155	(1,405)
Ending balance		$1,953	$(1,329)	$687	$1,311

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

Normal Purchases and Normal Sales

We have applied the normal purchase and normal sale scope exception (NPNS) to our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded in the Financial Statements at September 30, 2015 and December 31, 2014. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

	Location of amount reclassified from AOCI to Income	Amount Reclassified from AOCI into Income during the Nine Months Ended September 30, 2015

Interest rate contracts	Interest Expense	$1,187

A net pre-tax loss of approximately $15.0 million is remaining in AOCI as of September 30, 2015, and we expect to reclassify approximately $0.3 million of net pre-tax gains from AOCI into interest expense during the next twelve months. These amounts relate to terminated swaps.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
September 30, 2015
Restricted cash	$13,892	$—	$—	$—	$13,892
Rabbi trust investments	23,760	—	—	—	23,760
Total	$37,652	$—	$—	$—	$37,652

December 31, 2014
Restricted cash	$13,140	$—	$—	$—	$13,140
Rabbi trust investments	21,594	—	—	—	21,594
Total	$34,734	$—	$—	$—	$34,734

Restricted cash represents amounts held in money market mutual funds. Rabbi trust investments represent assets held for non-qualified deferred compensation plans, which consist of our common stock and actively traded mutual funds with quoted prices in active markets.

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,782,123	$1,862,952	$1,662,099	$1,817,642

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

(10) Financing Activities

We financed the Beethoven wind project acquisition with a combination of $70 million of South Dakota first mortgage bonds, approximately $57 million of equity and the remainder with short-term borrowings. The $70 million of South Dakota first mortgage bonds were issued in September 2015 at a fixed interest rate of 4.26% maturing in 2040. The bonds are secured by our electric and natural gas assets in South Dakota and were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The equity transaction was completed in October 2015 through the issuance of 1,100,000 shares of our common stock at $51.81 per share.

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

Three Months Ended
September 30, 2015	Electric	Gas	Other	Eliminations	Total
Operating revenues	$238,513	$34,226	$—	$—	$272,739
Cost of sales	66,197	7,380	—	—	73,577
Gross margin	172,316	26,846	—	—	199,162
Operating, general and administrative	58,298	19,843	1,155	—	79,296
Property and other taxes	28,648	7,062	2	—	35,712
Depreciation and depletion	28,476	7,209	8	—	35,693
Operating income (loss)	56,894	(7,268)	(1,165)	—	48,461
Interest expense	(19,078)	(2,562)	(403)	—	(22,043)
Other income	1,832	507	1,430	—	3,769
Income tax (expense) benefit	(6,553)	1,883	(1,719)	—	(6,389)
Net income (loss)	$33,095	$(7,440)	$(1,857)	$—	$23,798
Total assets	$4,169,423	$1,057,919	$7,736	$—	$5,235,078
Capital expenditures	$57,813	$14,341	$—	$—	$72,154

Three Months Ended
September 30, 2014	Electric	Gas	Other	Eliminations	Total
Operating revenues	$212,430	$39,482	$—	$—	$251,912
Cost of sales	84,720	9,872	—	—	94,592
Gross margin	127,710	29,610	—	—	157,320
Operating, general and administrative	48,528	21,005	(1,425)	—	68,108
Property and other taxes	20,413	7,357	3	—	27,773
Depreciation and depletion	23,174	7,270	8	—	30,452
Operating income (loss)	35,595	(6,022)	1,414	—	30,987
Interest expense	(14,025)	(2,627)	(2,142)	—	(18,794)
Other income (expense)	1,337	336	(2,112)	—	(439)
Income tax benefit	5,235	926	12,276	—	18,437
Net income (loss)	$28,142	$(7,387)	$9,436	$—	$30,191
Total assets	$2,694,883	$1,170,843	$8,572	$—	$3,874,298
Capital expenditures	$62,054	$12,011	$—	$—	$74,065

Nine Months Ended
September 30, 2015	Electric	Gas	Other	Eliminations	Total
Operating revenues	$695,921	$193,389	$—	$—	$889,310
Cost of sales	196,034	69,461	—	—	265,495
Gross margin	499,887	123,928	—	—	623,815
Operating, general and administrative	179,191	63,554	(20,606)	—	222,139
Property and other taxes	78,987	21,958	8	—	100,953
Depreciation and depletion	85,523	21,691	25	—	107,239
Operating income	156,186	16,725	20,573	—	193,484
Interest expense	(58,524)	(8,304)	(1,273)	—	(68,101)
Other income (expense)	4,773	1,349	(693)	—	5,429
Income tax expense	(16,364)	(1,621)	(6,631)	—	(24,616)
Net income	$86,071	$8,149	$11,976	$—	$106,196
Total assets	$4,169,423	$1,057,919	$7,736	$—	$5,235,078
Capital expenditures	$171,800	$31,524	$—	$—	$203,324

Nine Months Ended
September 30, 2014	Electric	Gas	Other	Eliminations	Total
Operating revenues	$652,951	$238,965	$—	$—	$891,916
Cost of sales	273,754	100,740	—	—	374,494
Gross margin	379,197	138,225	—	—	517,422
Operating, general and administrative	144,933	66,254	3,370	—	214,557
Property and other taxes	61,322	22,961	9	—	84,292
Depreciation and depletion	69,398	21,716	25	—	91,139
Operating income (loss)	103,544	27,294	(3,404)	—	127,434
Interest expense	(43,663)	(7,979)	(6,245)	—	(57,887)
Other income	3,204	876	650	—	4,730
Income tax (expense) benefit	(575)	(3,334)	13,149	—	9,240
Net income	$62,510	$16,857	$4,150	$—	$83,517
Total assets	$2,694,883	$1,170,843	$8,572	$—	$3,874,298
Capital expenditures	$161,718	$24,367	$—	$—	$186,085

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

	Three Months Ended
	September 30, 2015	September 30, 2014
Basic computation	47,065,082	39,141,148
Dilutive effect of
Performance share awards (1)	245,463	139,655

Diluted computation	47,310,545	39,280,803

	Nine Months Ended
	September 30, 2015	September 30, 2014
Basic computation	47,028,924	39,045,790
Dilutive effect of
Performance share awards (1)	245,460	141,560

Diluted computation	47,274,384	39,187,350

______________
(1)          Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

(13) Employee Benefit Plans

Net periodic benefit cost (income) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Components of Net Periodic Benefit Cost (Income)
Service cost	$3,091	$2,708	$132	$116
Interest cost	6,544	6,536	197	214
Expected return on plan assets	(7,890)	(7,377)	(242)	(245)
Amortization of prior service cost	62	62	(471)	(500)
Recognized actuarial loss	2,659	530	96	87
Net Periodic Benefit Cost (Income)	$4,466	$2,459	$(288)	$(328)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Components of Net Periodic Benefit Cost (Income)
Service cost	$9,272	$8,123	$395	$349
Interest cost	19,631	19,610	590	644
Expected return on plan assets	(23,671)	(22,130)	(727)	(736)
Amortization of prior service cost	185	185	(1,412)	(1,499)
Recognized actuarial loss	7,976	1,589	289	261
Net Periodic Benefit Cost (Income)	$13,393	$7,377	$(865)	$(981)

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, the majority of our environmental reserve relates to the remediation of former manufactured gas plant sites owned by us and is estimated to range between $26.4 million to $35.0 million. As of September 30, 2015, we have a reserve of approximately $28.3 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

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

Manufactured Gas Plants - Approximately $23.4 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies and implementing remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources (DENR). Our current reserve for remediation costs at this site is approximately $10.4 million, and we estimate that approximately $7.5 million of this amount will be incurred during the next five years.

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

In addition, we own or have responsibility for sites in Butte, Missoula and Helena, Montana on which former manufactured gas plants were located. The Butte and Helena sites were placed into the Montana Department of Environmental Quality (MDEQ) voluntary remediation program for cleanup due to soil and groundwater impacts. Soil and coal tar were removed at the sites in accordance with MDEQ requirements. Groundwater monitoring is conducted semiannually at both sites. An investigation conducted at the Missoula site did not require remediation activities, but required preparation of a groundwater monitoring plan. Monitoring wells have been installed and groundwater is monitored semiannually. At the request of Missoula Valley Water Quality District, a draft risk assessment was prepared for the Missoula site and presented to the Missoula County Water Quality Board (MCWQB). The MCWQB deferred all decision making to the MDEQ, but suggested additional site delineation. A work plan is being prepared to address further delineation and proposed work is anticipated for the fourth quarter of 2015. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of risk-based remedial action at these sites or if any additional actions beyond monitored natural attenuation will be required.

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

While numerous bills have been introduced that address climate change from different perspectives, including through direct regulation of GHG emissions, the establishment of cap and trade programs and the establishment of Federal renewable portfolio standards, Congress has not passed any federal climate change legislation and we cannot predict the timing or form of any potential legislation. In the absence of such legislation, EPA is presently regulating new and existing sources of GHG emissions.

On August 3, 2015, the EPA released for publication in the Federal Register, the final standards of performance to limit GHG emissions from new, modified and reconstructed fossil fuel generating units and from newly constructed and reconstructed stationary combustion turbines. The standards reflect the degree of emission limitations achievable through the application of the best system of emission reduction that the EPA determined has been demonstrated for each type of unit.

In a separate action that also affects power plants, on August 3, 2015, the EPA released its final rule establishing GHG performance standards for existing power plants under Clean Air Act Section 111(d). EPA refers to this rule as the Clean Power Plan or CPP. The CPP specifically establishes CO2 emission performance standards for existing electric utility steam generating units and stationary combustion turbines. States may develop implementation plans for affected units to meet the individual state targets established in the CPP or may adopt a federal plan. The EPA has given states the option to develop compliance plans for annual rate-based reductions (pounds per megawatt hour (MWH)) or mass-based tonnage limits for CO2. The 2030 rate-based requirement for all existing affected generating units in Montana and South Dakota is 1,305 and 1,167 pounds per MWH, respectively. The mass-based approach for existing affected generating units calls for a 37 percent reduction from 2012 levels by 2030 in Montana. The mass-based approach for existing units in South Dakota permits an 11 percent increase by 2030. States are required to submit initial plans for achieving GHG emission standards to EPA by September 2016, but may seek additional time to finalize State plans by September 2018. The initial performance period for compliance would commence in 2022, with full implementation by 2030. The EPA also indicated that states may establish emission trading programs to facilitate compliance with the CPP and provides three options: an emission rate trading program, which would allow the trading of emission reduction credits equal to one MWH of emission free generation; a mass-based program, which would allow trading of allowances with an allowance equal to one short ton of CO2; and a state measures program, that would allow intra-state trading to achieve the state-wide average emission rate.

On August 3, 2015, EPA also proposed a federal plan that would be imposed if a state fails to submit a satisfactory plan under the CPP. The federal plan proposal includes a "model trading rule" that describes how the EPA would establish an emission trading program as part of the federal plan to allow affected units to comply with the emission rate requirements. EPA proposed both an emission rate trading plan and a mass-based trading plan and indicated that the final federal rule will elect one of the two options. Comments on the proposed federal plan and model trading rule will be due ninety days after it is published in the Federal Register.

On June 23, 2014, the U.S. Supreme Court struck down the EPA's Tailoring Rule, which limited the sources subject to GHG permitting requirements to the largest fossil-fueled power plants, indicating that EPA had exceeded its authority under the Clean Air Act by "rewriting unambiguous statutory terms." However, the decision affirmed EPA's ability to regulate GHG emissions from sources already subject to regulation under the prevention of significant deterioration program, which includes most electric generating units.

Requirements to reduce GHG emissions from stationary sources could cause us to incur material costs of compliance, increase our costs of procuring electricity, decrease transmission revenue and impact cost recovery. Although there continues to be proposed legislation and regulations that affect GHG emissions from power plants, technology to efficiently capture, remove and/or sequester such emissions may not be available within a timeframe consistent with the implementation of such requirements. In addition, physical impacts of climate change may present potential risks for severe weather, such as droughts, floods and tornadoes, in the locations where we operate or have interests.

We are evaluating the implications of these rules and technology available to achieve the CO2 emission performance standards. We will continue working with federal and state regulatory authorities, other utilities, and stakeholders to seek relief from the final rules that, in our view, disproportionately impact customers in our region, and to seek relief from the final compliance requirements. We cannot predict the ultimate outcome of these matters nor what our obligations might be under the state compliance plans with any degree of certainty until they are finalized; however, complying with the carbon emission standards, and with other future environmental rules, may make it economically impractical to continue operating all or a portion of our jointly owned facilities or for individual owners to participate in their proportionate ownership of the coal-fired generating units. This could lead to significant impacts to customer rates for recovery of plant improvements and / or closure related costs and costs to procure replacement power. In addition, these changes could impact system reliability due to changes in generation sources.

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

Legislation has been introduced in Congress to permanently designate coal ash as non-hazardous and establish a national system to regulate coal ash disposal, but leave enforcement largely to states. We cannot predict at this time the final outcome of any such legislation and what impact, if any, it would have on us.

Water Intakes and Discharges - Section 316(b) of the Federal Clean Water Act (CWA) requires that the location, design, construction and capacity of any cooling water intake structure reflect the “best technology available (BTA)” for minimizing environmental impacts. In May, 2014, the EPA issued a final rule applicable to facilities that withdraw at least 2 million gallons per day of cooling water from waters of the US and use at least 25 percent of the water exclusively for cooling purposes. The final rule, which became effective in October 2014, gives options for meeting BTA, and provides a flexible compliance approach. Under the rule, permits required for existing facilities will be developed by the individual states and additional capital and/or increased operating costs may be required to comply with future water permit requirements. Challenges to the final cooling water intake rule filed by industry and environmental groups are under review in the Court of Appeals.

On September 30, 2015, the EPA issued final regulations on effluent limitations for power plant wastewater discharges, including mercury, arsenic, lead and selenium. Some of the new requirements for existing power plants would be phased in starting in 2018 with full implementation of the rule by 2023. The EPA rule estimates that 12 percent of the steam electric power plants in the U.S. will have to make new investments to meet the requirements of the new effluent limitation regulations; however, it is too early to determine whether the impacts of these rules will be material.

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

In December 2011, the EPA issued a final rule relating to Mercury and Air Toxics Standards (MATS). Among other things, the MATS set stringent emission limits for acid gases, mercury, and other hazardous air pollutants from new and existing electric generating units. The rule was challenged by industry groups and states, and was upheld by the D.C. Circuit Court in April 2014. The decision was appealed to the Supreme Court and in June 2015, the Supreme Court issued an opinion that the EPA did not properly consider the costs to industry when making the requisite “appropriate and necessary” determination as part of its analysis in connection with the issuance of the MATS rule. The Supreme Court remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit, and on July 31 the litigation was formally sent back to the D.C. Circuit, which will decide whether the standards will be vacated or will remain in place while the EPA addresses the Supreme Court decision. The EPA indicated that it will seek a remand without vacatur of the MATS rule, and in support of that request, the EPA will submit to the court a declaration establishing a plan to "complete the required consideration of costs" to support the "appropriate and necessary finding" by spring 2016. Installation or upgrading of relevant environmental controls at our affected plants is complete or they have received compliance extensions, as applicable. At this time, we cannot predict whether and when compliance with the MATS rule ultimately will be required.

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

In September 2012, a final Federal Implementation Plan for Montana was published in the Federal Register to address regional haze. As finalized, Colstrip Units 3 and 4 do not have to improve removal efficiency for pollutants that contribute to regional haze. By 2018, Montana, or EPA, must develop a revised Plan that demonstrates reasonable progress toward eliminating man made emissions of visibility impairing pollutants, which could impact Colstrip Unit 4. In November 2012, PPL Montana, the operator of Colstrip, as well as environmental groups (National Parks Conservation Association, Montana Environmental Information Center, and Sierra Club) jointly filed a petition for review of the Federal Implementation Plan in the U.S. Court of Appeals for the Ninth Circuit. Montana Environmental Information Center and Sierra Club challenged the EPA's decision not to require any emissions reductions from Colstrip Units 3 and 4. In June 2015, the U.S. Court of Appeals for the Ninth Circuit rejected the challengers’ contention that the EPA should have required additional pollution-reduction technologies on Unit 4 beyond those in the regulations and the matter is back in EPA Region 8 for action.

Jointly Owned Plants - We have joint ownership in generation plants located in South Dakota, North Dakota, Iowa and Montana that are or may become subject to the various regulations discussed above that have been issued or proposed.

South Dakota. The South Dakota DENR determined that the Big Stone plant, in which we have a 23.4% ownership, is subject to the BART requirements of the Regional Haze Rule. South Dakota DENR's State Implementation Plan (SIP) was approved by the EPA in May 2012. Under the SIP, the Big Stone plant must install and operate a new BART compliant air quality control system (AQCS) to reduce SO2, NOx and particulate emissions as expeditiously as practicable, but no later than five years after the EPA's approval of the SIP. The estimated total project cost for the AQCS at the Big Stone plant is approximately $384 million (our share is 23.4%). As of September 30, 2015, we have capitalized costs of approximately $95.1 million (including allowance for funds used during construction) related to this project, which is expected to be operational in the first quarter of 2016.

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

Based on the final MATS rule, Coyote will meet the requirements by using activated carbon injection for mercury control. Initial compliance was demonstrated during the third quarter of 2015.

Iowa. The Neal #4 generating facility, in which we have an 8.7% ownership, completed the installation of a scrubber, baghouse, activated carbon injection and a selective non-catalytic reduction system in 2013 to comply with national ambient air quality standards and the MATS.

Montana. Colstrip Unit 4, a coal fired generating facility in which we have a 30% interest, is subject to EPA's CCR Rule. A compliance plan has been developed and is in the initial stages of implementation. The current estimate of the total project cost is approximately $90 million (our share is 30.0%) over the remaining life of the facility. In addition, Unit 4 is currently controlling emissions of mercury under regulations issued by the State of Montana, which are stricter than the Federal MATS and therefore in compliance with the Federal MATS.

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

On May 3, 2013, the Colstrip owners and operator filed a partial motion to dismiss, seeking dismissal of 36 of the 39 claims asserted in the original complaint. The motion was not ruled upon, and the Colstrip owners filed a second motion to dismiss the Amended Complaint on October 11, 2013, incorporating parts of the first motion and supplementing it with new authorities and with regard to new claims contained in the Amended Complaint.

On September 12, 2013, Plaintiffs filed a motion for partial summary judgment as to the applicable method for calculating emissions increases from modifications.

The parties filed a joint notice (Notice) on April 21, 2014, that advised the Court of Plaintiffs’ intent to file a Second Amended Complaint which dropped claims relating to 52 projects, and added one additional project. On May 6, 2014, the Court held oral argument on Defendants' motion to dismiss and on Plaintiffs’ motion for summary judgment on the applicable legal standard. On May 22, 2014, the Magistrate issued findings and recommendations, which denied Plaintiffs’ motion for summary judgment and denied most of the Colstrip owners’ motion to dismiss, but dismissed seven of Plaintiffs’ “best available control technology” claims and dismissed two of Plaintiffs' claims for injunctive relief. The Plaintiffs filed an objection to the Magistrate's findings and recommendations with the U.S. Federal District Court Judge, and on August 13, 2014, the Court adopted the Magistrate's findings and conclusions.

On August 27, 2014, the Plaintiffs filed their Second Amended Complaint, which alleges a total of 13 claims covering eight projects and seeks injunctive and declaratory relief, civil penalties (including $100,000 of civil penalties to be used for beneficial environmental projects), and recovery of their attorney fees. Defendants filed their Answer to the Second Amended Complaint on September 26, 2014. Since filing the Second Amended Complaint, Plaintiffs have indicated that they are no longer pursuing a number of claims and projects thereby reducing their total claims to eight relating to four projects. The parties have filed motions for summary judgment with regard to issues affecting the remaining claims, and the motions for summary judgment are fully briefed. Oral argument on all pending motions for summary judgment is scheduled for December 1, 2015, and a bench trial is scheduled for May 31, 2016.

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

Significant items during the three months ended September 30, 2015 include:

•
Completed the purchase of the 80 MW Beethoven wind project near Tripp, South Dakota, for approximately $143 million (subject to customary post closing adjustments). We financed the Beethoven wind project acquisition with a combination of $70 million of South Dakota first mortgage bonds, approximately $57 million of equity and the remainder with short-term borrowings. The $70 million of South Dakota first mortgage bonds were issued in September 2015 at a fixed interest rate of 4.26% maturing in 2040. The equity transaction was completed in October 2015 through the issuance of 1,100,000 shares of our common stock at $51.81 per share.

•
Reached a settlement in our South Dakota electric rate filing with the SDPUC Staff and intervenors providing for an increase in base rates of approximately $20.2 million, based on an overall rate of return of 7.24%. In addition, if approved by the SDPUC, the settlement will allow us to collect approximately $9.0 million annually related to the Beethoven wind project.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2015 was $23.8 million, or $0.51 per diluted share, as compared with net income of $30.2 million, or $0.77 per diluted share, for the same period in 2014. This decrease was primarily due to an income tax benefit of $16.9 million included in our 2014 results due to the release of previously unrecognized tax benefits, partly offset by the favorable impacts of our Hydro Transaction.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014

	Three Months Ended September 30,
	2015	2014	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$238.5	$212.4	$26.1	12.3%
Natural Gas	34.2	39.5	(5.3)	(13.4)
	$272.7	$251.9	$20.8	8.3%

	Three Months Ended September 30,
	2015	2014	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$66.2	$84.7	$(18.5)	(21.8)%
Natural Gas	7.4	9.9	(2.5)	(25.3)
	$73.6	$94.6	$(21.0)	(22.2)%

	Three Months Ended September 30,
	2015	2014	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$172.3	$127.7	$44.6	34.9%
Natural Gas	26.8	29.6	(2.8)	(9.5)
	$199.1	$157.3	$41.8	26.6%

Primary components of the change in gross margin include the following:

Gross Margin 2015 vs. 2014
(in millions)
Hydro operations	$40.4
South Dakota electric interim rate increase (subject to refund)	1.8
Property tax tracker	1.3
Electric retail volumes	1.1
Electric transmission capacity	(0.9)
Natural gas retail volumes	(0.5)
Gas production deferral	(0.4)
Other	(1.0)
Increase in Consolidated Gross Margin	$41.8

Consolidated gross margin increased $41.8 million primarily due to the following:

•	An increase in generation margin from the November 2014 Hydro Transaction;

•	An increase in South Dakota electric rates implemented on an interim basis in July 2015;

•	An increase in property taxes included in trackers; and

•	An increase in electric retail volumes due primarily to customer growth in the residential and commercial categories and warmer summer weather in South Dakota.

These increases were partly offset by:

•	Lower demand to transmit energy across our transmission lines due to market pricing and other conditions;

•	A decrease in natural gas residential and commercial retail volumes; and

•	A deferral of interim gas production revenue based on actual costs in accordance with the final order in the natural gas consolidated 2013/2014 and 2012/2013 tracker docket received in October 2015.

	Three Months Ended September 30,
	2015	2014	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$79.3	$68.1	$11.2	16.4%
Property and other taxes	35.7	27.8	7.9	28.4
Depreciation and depletion	35.7	30.5	5.2	17.0
	$150.7	$126.4	$24.3	19.2%

Consolidated operating, general and administrative expenses were $79.3 million for the three months ended September 30, 2015, as compared with $68.1 million for the three months ended September 30, 2014. Primary components of the change include the following:

Operating, General & Administrative Expenses
2015 vs. 2014
(in millions)
Hydro operations	$10.8
Non-employee directors deferred compensation	3.5
Hydro Transaction costs	(0.6)
Bad debt expense	(0.5)
Other	(2.0)
Increase in Operating, General & Administrative Expenses	$11.2

The increase in operating, general and administrative expenses of $11.2 million was primarily due to the following:

•	Hydro operating costs associated with the November 2014 Hydro Transaction; and

•
Non-employee directors deferred compensation increased as compared to the prior year, primarily due to an increase in our stock price during the three months ended September 30, 2015. Directors may defer their board fees into deferred shares held in a rabbi trust. If the market value of our stock goes up, deferred compensation expense increases; however, we account for the deferred shares as trading securities and their change in value is also reflected in other income with no impact on net income.

These increases were partly offset by the following:

•	Lower legal and professional fees due to Hydro Transaction costs incurred in the prior period; and

•	Lower bad debt expense, due to improved collection of receivables from customers.

Property and other taxes were $35.7 million for the three months ended September 30, 2015, as compared with $27.8 million in the same period of 2014. This increase was primarily due to plant additions and higher estimated property valuations in Montana, which includes an estimated $6.4 million from the Hydro Transaction. We estimate property taxes throughout each year and update to the actual expense when we receive our Montana property tax bills in November.

Depreciation and depletion expense was $35.7 million for the three months ended September 30, 2015, as compared with $30.5 million in the same period of 2014. This increase was primarily due to plant additions, including approximately $4.1 million of hydro related depreciation.

Consolidated operating income for the three months ended September 30, 2015 was $48.5 million, as compared with $31.0 million in the same period of 2014. This increase was primarily due to the impacts of our Hydro Transaction.

Consolidated interest expense for the three months ended September 30, 2015 was $22.0 million, as compared with $18.8 million in the same period of 2014. This increase was primarily due to increased debt outstanding associated with the Hydro Transaction.

Consolidated other income for the three months ended September 30, 2015, was $3.8 million, as compared with expense of $0.4 million in the same period of 2014. This increase was primarily due to a $3.5 million increase in the value of deferred shares held in trust for non-employee directors deferred compensation (which, as discussed above, had a corresponding increase to operating, general and administrative expenses) and higher capitalization of allowance for funds used during construction (AFUDC).

Consolidated income tax expense for the three months ended September 30, 2015 was $6.4 million, as compared with an income tax benefit of $18.4 million in the same period of 2014. Our effective tax rate for the three months ended September 30, 2015 was 21.2% as compared with (156.9)% for the same period of 2014. The income tax benefit in 2014 included the release of approximately $12.6 million of previously unrecognized tax benefits due to the lapse of statutes of limitation in the third quarter of 2014. In addition, during the third quarter of 2014, we elected the safe harbor method related to the deductibility of repair costs. This resulted in an income tax benefit of approximately $4.3 million for the cumulative adjustment for years prior to 2014, which is included in the prior year permanent return to accrual adjustments. We currently expect our 2015 effective tax rate to range between 17% - 19%.

We compute income tax expense for each quarter based on the estimated annual effective tax rate for the year, adjusted for certain discrete items. Our effective tax rate typically differs from the federal statutory tax rate of 35% primarily due to the regulatory impact of flowing through federal and state tax benefits of repairs deductions, state tax benefit of accelerated tax depreciation deductions (including bonus depreciation when applicable) and production tax credits. The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended September 30,
	2015		2014
Income Before Income Taxes	$30.2		$11.8

Income tax calculated at 35% federal statutory rate	10.6	35.0%	4.1	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(0.9)	(2.8)	(0.1)	(0.9)
Release of unrecognized tax benefit	—	—	(12.6)	(107.3)
Prior year permanent return to accrual adjustments	1.0	3.4	(5.2)	(44.0)
Flow-through repairs deductions	(2.8)	(9.2)	(3.4)	(29.0)
Production tax credits	(0.7)	(2.4)	(0.3)	(2.6)
Plant and depreciation of flow through items	(0.4)	(1.2)	(0.7)	(5.8)
Other, net	(0.4)	(1.6)	(0.2)	(2.3)
	(4.2)	(13.8)	(22.5)	(191.9)

Income tax expense (benefit)	$6.4	21.2%	$(18.4)	(156.9)%

Consolidated net income for the three months ended September 30, 2015 was $23.8 million as compared with $30.2 million for the same period in 2014. This decrease was primarily due to an income tax benefit included in our 2014 results due to the release of previously unrecognized tax benefits, partly offset by the favorable impacts of our Hydro Transaction.

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014

	Nine Months Ended September 30,
	2015	2014	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$695.9	$653.0	$42.9	6.6%
Natural Gas	193.4	239.0	(45.6)	(19.1)
	$889.3	$892.0	$(2.7)	(0.3)%

	Nine Months Ended September 30,
	2015	2014	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$196.0	$273.8	$(77.8)	(28.4)%
Natural Gas	69.5	100.7	(31.2)	(31.0)
	$265.5	$374.5	$(109.0)	(29.1)%

	Nine Months Ended September 30,
	2015	2014	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$499.9	$379.2	$120.7	31.8%
Natural Gas	123.9	138.3	(14.4)	(10.4)
	$623.8	$517.5	$106.3	20.5%

Primary components of the change in gross margin include the following:

Gross Margin 2015 vs. 2014
(in millions)
Hydro operations	$120.8
Property tax trackers	2.3
South Dakota electric interim rate increase (subject to refund)	1.8
Electric and natural gas retail volumes	(10.4)
Electric QF adjustment	(4.3)
Gas production deferral	(1.6)
Operating expenses recovered in trackers	(1.4)
Other	(0.9)
Increase in Consolidated Gross Margin	$106.3

Consolidated gross margin increased $106.3 million primarily due to the following:

•	An increase in generation margin from the November 2014 Hydro Transaction;

•	An increase in property taxes included in trackers; and

•	An increase in South Dakota electric rates implemented on an interim basis in July 2015.

These increases were partly offset by:

•	A decrease in electric and natural gas retail volumes due primarily to the seasonal impacts of milder weather, partly offset by customer growth;

•
A $6.1 million increase in the QF liability recorded in the second quarter of 2015 based on a review of contract assumptions in our estimated liability, partly offset by $1.8 million lower QF related supply costs based on actual QF pricing and output;

•	A deferral of interim gas production revenue based on actual costs; and

•	Lower revenues for operating expenses recovered in trackers, primarily related to customer efficiency programs.

	Nine Months Ended September 30,
	2015	2014	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$222.1	$214.6	$7.5	3.5%
Property and other taxes	101.0	84.3	16.7	19.8
Depreciation and depletion	107.2	91.1	16.1	17.7
	$430.3	$390.0	$40.3	10.3%

Consolidated operating, general and administrative expenses were $222.1 million for the nine months ended September 30, 2015, as compared with $214.6 million for the nine months ended September 30, 2014. Primary components of the change include the following:

Operating, General & Administrative Expenses
2015 vs. 2014
(in millions)
Hydro operations	$32.7
Employee benefit and compensation costs	3.6
Insurance recovery, net	(20.8)
Bad debt expense	(3.3)
Hydro Transaction costs	(2.3)
Non-employee directors deferred compensation	(1.4)
Operating expenses recovered in trackers	(1.4)
Other	0.4
Increase in Operating, General & Administrative Expenses	$7.5

The increase in operating, general and administrative expenses of $7.5 million was primarily due to hydro operating costs associated with the November 2014 Hydro Transaction and higher employee benefit costs primarily due to higher medical expense and compensation costs. These increases were partly offset by the following:

•	A net insurance recovery primarily associated with electric generation related environmental remediation costs incurred in prior periods;

•	Lower bad debt expense, due to improved collection of receivables from customers;

•	Lower legal and professional fees due to Hydro Transaction costs incurred in the prior period;

•	Non-employee directors deferred compensation decreased as compared to the prior year, primarily due to a decrease in our stock price during the nine months ended September 30, 2015; and

•	Lower revenue for operating expenses recovered through our supply trackers, primarily related to efficiency measures implemented by customers.

Property and other taxes were $101.0 million for the nine months ended September 30, 2015, as compared with $84.3 million in the same period of 2014. This increase was primarily due to plant additions and higher estimated property valuations in Montana, which includes an estimated $13.8 million from the Hydro Transaction.

Depreciation and depletion expense was $107.2 million for the nine months ended September 30, 2015, as compared with $91.1 million in the same period of 2014. This increase was primarily due to plant additions, including approximately $12.4 million of hydro related depreciation.

Consolidated operating income for the nine months ended September 30, 2015 was $193.5 million, as compared with $127.4 million in the same period of 2014. This increase was primarily due to the Hydro Transaction and insurance recovery discussed above.

Consolidated interest expense for the nine months ended September 30, 2015 was $68.1 million, as compared with $57.9 million in the same period of 2014. This increase was primarily due to increased debt outstanding associated with the Hydro Transaction.

Consolidated other income for the nine months ended September 30, 2015, was $5.4 million, as compared with $4.7 million in the same period of 2014. This increase was primarily due to higher capitalization of AFUDC partially offset by a $1.4 million reduction in the value of deferred shares held in trust for non-employee directors deferred compensation (which, as discussed above, had a corresponding reduction to operating, general and administrative expenses).

Consolidated income tax expense for the nine months ended September 30, 2015 was $24.6 million, as compared with an income tax benefit of $9.2 million in the same period of 2014. This increase was due to higher pre-tax income and an increase in our effective tax rate to 18.8% for the nine months ended September 30, 2015 as compared with (12.4)% for the nine months ended September 30, 2014. The income tax benefit in 2014 was primarily a result of the release of previously unrecognized tax benefits due to the lapse of statutes of limitation in the third quarter of 2014.

We compute income tax expense for each quarter based on the estimated annual effective tax rate for the year, adjusted for certain discrete items. Our effective tax rate typically differs from the federal statutory tax rate of 35% primarily due to the regulatory impact of flowing through federal and state tax benefits of repairs deductions, state tax benefit of accelerated depreciation deductions (including bonus depreciation when applicable), and production tax credits. The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Nine Months Ended September 30,
	2015		2014
Income Before Income Taxes	$130.8		$74.3

Income tax calculated at 35% federal statutory rate	45.8	35.0%	26.0	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(0.3)	(0.3)	0.3	0.3
Flow-through repairs deductions	(17.2)	(13.2)	(14.9)	(20.0)
Release of unrecognized tax benefit	—	—	(12.6)	(17.0)
Prior year permanent return to accrual adjustments	1.0	0.8	(5.2)	(7.0)
Production tax credits	(2.6)	(2.0)	(2.1)	(2.8)
Plant and depreciation of flow through items	(1.0)	(0.8)	(0.2)	(0.2)
Other, net	(1.1)	(0.7)	(0.5)	(0.7)
	(21.2)	(16.2)	(35.2)	(47.4)

Income tax expense (benefit)	$24.6	18.8%	$(9.2)	(12.4)%

Consolidated net income for the nine months ended September 30, 2015 was $106.2 million as compared with $83.5 million for the same period in 2014. This increase was primarily due to the Hydro Transaction and insurance recovery as discussed above, partly offset by an income tax benefit included in our 2014 results due to the release of previously unrecognized tax benefits.

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

•	Other: Miscellaneous electric revenues.

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014

	Results
	2015	2014	Change	% Change
	(dollars in millions)
Retail revenues	$208.2	$197.9	$10.3	5.2%
Regulatory amortization	12.5	(2.3)	14.8	643.5
Total retail revenues	220.7	195.6	25.1	12.8
Transmission	13.8	14.7	(0.9)	(6.1)
Regulation services	0.4	0.3	0.1	33.3
Other	3.6	1.8	1.8	100.0
Total Revenues	238.5	212.4	26.1	12.3
Total Cost of Sales	66.2	84.7	(18.5)	(21.8)
Gross Margin	$172.3	$127.7	$44.6	34.9%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2015	2014	2015	2014	2015	2014
	(in thousands)
Retail Electric
Montana	$65,296	$59,545	559	545	287,708	283,412
South Dakota	13,376	12,527	142	132	49,811	49,581
Residential	78,672	72,072	701	677	337,519	332,993
Montana	86,942	84,726	827	826	64,873	63,906
South Dakota	20,679	19,963	259	251	12,571	12,451
Commercial	107,621	104,689	1,086	1,077	77,444	76,357
Industrial	10,420	10,329	558	559	75	77
Other	11,455	10,805	91	86	7,952	8,031
Total Retail Electric	$208,168	$197,895	2,436	2,399	422,990	417,458

	Degree Days			2015 as compared with:
Cooling Degree-Days	2015	2014	Historic Average	2014	Historic Average
Montana	275	324	273	15% cooler	1% warmer
South Dakota	650	467	635	39% warmer	2% warmer

	Degree Days			2015 as compared with:
Heating Degree-Days	2015	2014	Historic Average	2014	Historic Average
Montana	340	330	342	3% cooler	1% warmer
South Dakota	73	107	83	32% warmer	12% warmer

The following summarizes the components of the changes in electric gross margin for the three months ended September 30, 2015 and 2014:

Gross Margin 2015 vs. 2014
(in millions)
Hydro operations	$40.4
South Dakota interim rate increase (subject to refund)	1.8
Property tax tracker	1.3
Electric retail volumes	1.1
Operating expenses recovered in trackers	0.9
Electric transmission capacity	(0.9)
Increase in Gross Margin	$44.6

This increase in gross margin was primarily due to the following:

•	An increase in generation margin from the November 2014 Hydro Transaction;

•	An increase in South Dakota rates implemented on an interim basis in July 2015;

•	An increase in property taxes included in trackers;

•	An increase in electric retail volumes due primarily to customer growth in the residential and commercial categories and warmer summer weather in South Dakota; and

•	Higher revenues for operating expenses recovered in trackers, primarily related to customer efficiency programs.

These increases were partly offset by lower demand to transmit energy across our transmission lines due to market pricing and other conditions.

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

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014

	Results
	2015	2014	Change	% Change
	(dollars in millions)
Retail revenues	$621.9	$583.7	$38.2	6.5%
Regulatory amortization	23.1	21.6	1.5	6.9
Total retail revenues	645.0	605.3	39.7	6.6
Transmission	41.1	40.8	0.3	0.7
Regulation services	1.2	1.2	—	—
Other	8.6	5.7	2.9	50.9
Total Revenues	695.9	653.0	42.9	6.6
Total Cost of Sales	196.0	273.8	(77.8)	(28.4)
Gross Margin	$499.9	$379.2	$120.7	31.8%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2015	2014	2015	2014	2015	2014
	(in thousands)
Retail Electric
Montana	$206,284	$192,303	1,732	1,773	286,854	282,836
South Dakota	38,031	39,049	434	453	49,774	49,548
Residential	244,315	231,352	2,166	2,226	336,628	332,384
Montana	262,367	242,274	2,401	2,410	64,594	63,658
South Dakota	56,552	56,343	739	738	12,467	12,322
Commercial	318,919	298,617	3,140	3,148	77,061	75,980
Industrial	33,412	30,612	1,697	1,642	75	75
Other	25,250	23,154	167	156	6,252	6,260
Total Retail Electric	$621,896	$583,735	7,170	7,172	420,016	414,699

	Degree Days			2015 as compared with:
Cooling Degree-Days	2015	2014	Historic Average	2014	Historic Average
Montana	382	332	314	15% warmer	22% warmer
South Dakota	719	544	699	32% warmer	3% warmer

	Degree Days			2015 as compared with:
Heating Degree-Days	2015	2014	Historic Average	2014	Historic Average
Montana	4,328	5,049	4,937	14% warmer	12% warmer
South Dakota	5,342	6,265	5,612	15% warmer	5% warmer

The following summarizes the components of the changes in electric gross margin for the nine months ended September 30, 2015 and 2014:

Gross Margin 2015 vs. 2014
(in millions)
Hydro operations	$120.8
Property tax trackers	2.3
South Dakota interim rate increase (subject to refund)	1.8
QF adjustment	(4.3)
Retail volumes	(1.7)
Other	1.8
Increase in Gross Margin	$120.7

This increase in gross margin was primarily due to the following:

•	An increase in generation margin from the November 2014 Hydro Transaction;

•	An increase in property taxes included in trackers; and

•	An increase in South Dakota rates implemented on an interim basis in July 2015.

These increases were partly offset by:

•
A $6.1 million increase in the QF liability recorded in the second quarter of 2015 based on a review of contract assumptions in our estimated liability, partly offset by $1.8 million lower QF related supply costs based on actual QF pricing and output; and

•
A decrease in retail volumes due primarily to warmer winter weather partly offset by warmer spring weather, customer growth and warmer summer weather in South Dakota as compared with the same period of 2014.

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

•	Wholesale: Primarily represents transportation and storage for others.

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014

	Results
	2015	2014	Change	% Change
	(dollars in millions)
Retail revenues	$20.7	$25.4	$(4.7)	(18.5)%
Regulatory amortization	4.0	4.0	—	—
Total retail revenues	24.7	29.4	(4.7)	(16.0)
Wholesale and other	9.5	10.1	(0.6)	(5.9)
Total Revenues	34.2	39.5	(5.3)	(13.4)
Total Cost of Sales	7.4	9.9	(2.5)	(25.3)
Gross Margin	$26.8	$29.6	$(2.8)	(9.5)%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2015	2014	2015	2014	2015	2014
	(in thousands)
Retail Gas
Montana	$9,227	$11,057	832	904	165,829	163,474
South Dakota	1,770	2,051	113	116	38,523	38,196
Nebraska	1,886	2,299	148	154	36,662	36,480
Residential	12,883	15,407	1,093	1,174	241,014	238,150
Montana	5,219	6,567	579	596	22,810	22,580
South Dakota	1,397	1,726	228	210	6,225	6,105
Nebraska	1,026	1,457	174	194	4,599	4,571
Commercial	7,642	9,750	981	1,000	33,634	33,256
Industrial	130	135	17	13	262	260
Other	66	102	9	10	153	153
Total Retail Gas	$20,721	$25,394	2,100	2,197	275,063	271,819

	Degree Days			2015 as compared with:
Heating Degree-Days	2015	2014	Historic Average	2014	Historic Average
Montana	340	330	342	3% cooler	1% warmer
South Dakota	73	107	83	32% warmer	12% warmer
Nebraska	27	63	44	57% warmer	39% warmer

The following summarizes the components of the changes in natural gas gross margin for the three months ended September 30, 2015 and 2014:

Gross Margin 2015 vs. 2014
(in millions)
Operating expenses recovered in trackers	$(0.6)
Retail volumes	(0.5)
Gas production deferral	(0.4)
Other	(1.3)
Decrease in Gross Margin	$(2.8)

This decrease in gross margin was primarily due to lower revenue for operating expenses recovered through our supply trackers, primarily related to efficiency measures implemented by customers, a decrease in residential and commercial retail volumes, and a deferral of initial interim gas production rate revenue compared to actual costs. In addition, average natural gas supply prices decreased in 2015 resulting in lower retail revenues and cost of sales as compared with 2014, with no impact to gross margin.

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014

	Results
	2015	2014	Change	% Change
	(dollars in millions)
Retail revenues	$159.3	$202.7	$(43.4)	(21.4)%
Regulatory amortization	3.4	3.7	(0.3)	8.1
Total retail revenues	162.7	206.4	(43.7)	(21.2)
Wholesale and other	30.7	32.6	(1.9)	(5.8)
Total Revenues	193.4	239.0	(45.6)	(19.1)
Total Cost of Sales	69.5	100.7	(31.2)	(31.0)
Gross Margin	$123.9	$138.3	$(14.4)	(10.4)%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2015	2014	2015	2014	2015	2014
	(in thousands)
Retail Gas
Montana	$64,724	$86,186	7,420	8,460	165,801	163,662
South Dakota	19,944	22,820	2,151	2,553	38,770	38,490
Nebraska	16,964	19,528	1,851	2,116	36,894	36,787
Residential	101,632	128,534	11,422	13,129	241,465	238,939
Montana	33,140	44,869	4,003	4,840	22,924	22,707
South Dakota	13,529	16,670	2,096	2,322	6,268	6,138
Nebraska	9,564	10,862	1,414	1,580	4,639	4,619
Commercial	56,233	72,401	7,513	8,742	33,831	33,464
Industrial	855	920	109	96	263	262
Other	621	856	89	104	152	153
Total Retail Gas	$159,341	$202,711	19,133	22,071	275,711	272,818

	Degree Days			2015 as compared with:
Heating Degree-Days	2015	2014	Historic Average	2014	Historic Average
Montana	4,328	5,049	4,937	14% warmer	12% warmer
South Dakota	5,342	6,265	5,612	15% warmer	5% warmer
Nebraska	4,382	4,775	4,614	8% warmer	5% warmer

The following summarizes the components of the changes in natural gas gross margin for the nine months ended September 30, 2015 and 2014:

Gross Margin 2015 vs. 2014
(in millions)
Retail volumes	$(8.7)
Gas production deferral	(1.6)
Operating expenses recovered in trackers	(1.2)
Other	(2.9)
Decrease in Gross Margin	$(14.4)

This decrease in gross margin and volumes was primarily due to the same reasons discussed in the three months ended section above, with a decrease in retail volumes from warmer winter and spring weather. In addition, average natural gas supply prices decreased in 2015 resulting in lower retail revenues and cost of sales as compared with 2014, with no impact to gross margin. The decrease in regulatory amortization revenue is due to timing differences between when we incur natural gas supply costs and when we recover these costs in rates from our customers.

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

Short-term liquidity is provided by internal cash flows, the sale of commercial paper and use of our revolving credit facility. We utilize our short-term borrowings and/or revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. Short-term borrowings may also be used to temporarily fund utility capital requirements. As of September 30, 2015, our total net liquidity was approximately $142.2 million, including $10.1 million of cash and $132.1 million of revolving credit facility availability. Revolving credit facility availability was $196.1 million as of October 16, 2015. We financed the Beethoven wind project acquisition with a combination of $70 million of South Dakota first mortgage bonds, approximately $57 million of equity and the remainder with short-term borrowings. The $70 million of South Dakota first mortgage bonds were issued in September 2015 at a fixed interest rate of 4.26% maturing in 2040. The equity transaction was completed in October 2015 through the issuance of 1,100,000 shares of our common stock at $51.81 per share.

The following table presents additional information about short term borrowings during the three months ended September 30, 2015 (in millions):

Amount outstanding at period end	$217.9
Daily average amount outstanding	$174.1
Maximum amount outstanding	$266.9

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

As of September 30, 2015, we are under collected on our natural gas and electric trackers by approximately $15.0 million, as compared with an under collection of $33.0 million as of December 31, 2014, and an under collection of $31.9 million as of September 30, 2014.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, and impact our trade credit availability. Fitch Ratings (Fitch), Moody’s Investors Service (Moody's) and Standard and Poor’s Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of October 16, 2015, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A	A-	F2	Stable
Moody’s	A1	A3	Prime-2	Stable
S&P	A-	BBB	A-2	Stable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income	$106.2	$83.5
Non-cash adjustments to net income	132.2	123.0
Changes in working capital	65.1	36.5
Other	0.9	(38.1)
	304.4	204.9

Investing Activities
Property, plant and equipment additions	(203.3)	(186.1)
Acquisitions	(143.3)	1.4
Proceeds from sale of assets	30.2	0.4
Change in restricted cash	11.7	(21.2)
Investment in New Market Tax Credit program	—	(18.2)
	(304.7)	(223.7)

Financing Activities
Proceeds from issuance of common stock, net	—	13.3
Issuances of long-term debt, net	120.0	25.7
(Repayments) issuances of short-term borrowings, net	(49.9)	29.0
Dividends on common stock	(67.1)	(46.4)
Financing costs	(12.1)	(0.8)
Other	(0.9)	(0.9)
	(10.0)	19.9

(Decrease) Increase in Cash and Cash Equivalents	$(10.3)	$1.1
Cash and Cash Equivalents, beginning of period	$20.4	$16.6
Cash and Cash Equivalents, end of period	$10.1	$17.7

Cash Provided by Operating Activities

As of September 30, 2015, cash and cash equivalents were $10.1 million as compared with $20.4 million at December 31, 2014 and $17.7 million at September 30, 2014. Cash provided by operating activities totaled $304.4 million for the nine months ended September 30, 2015 as compared with $204.9 million during the nine months ended September 30, 2014. This increase in operating cash flows is primarily due to higher net income adjusted for noncash depreciation, primarily due to the results of the Hydro Transaction, and a reduction in our under collection of supply costs in our trackers during the current period that impacted working capital. This increase was offset in part by an $18.4 million settlement of interest rate swaps during the first quarter of 2015.

Cash Used in Investing Activities

Cash used in investing activities increased by approximately $81.0 million as compared with the first nine months of 2014. During September 2015, we completed the purchase of the 80 MW Beethoven wind project in South Dakota for approximately $143 million. Plant additions during 2015 include maintenance additions of approximately $139.7 million, supply related capital expenditures of approximately $23.5 million, primarily related to electric generation facilities in South Dakota, and Distribution System Infrastructure Project (DSIP) capital expenditures of approximately $40.1 million. Partially offsetting the impact of these expenditures was the receipt of $30 million for the sale of the Kerr Project. Plant additions during the first nine months of 2014 include maintenance additions of approximately $117.9 million, supply related capital expenditures of approximately $30.2 million, which were primarily related to electric generation facilities in South Dakota, and DSIP capital expenditures of approximately $38.0 million.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities totaled approximately $10.0 million during the nine months ended September 30, 2015 as compared to cash provided by financing activities of approximately $19.9 million during the nine months ended September 30, 2014. During the nine months ended September 30, 2015, net cash used in financing activities includes the redemption of long term debt of $150 million, net repayments of commercial paper of $49.9 million, the payment of dividends of $67.1 million and the payment of financing costs of $12.1 million, offset in part by net proceeds from the issuance of debt of $270 million. During the nine months ended September 30, 2014, net cash provided by financing activities consisted of proceeds received from the issuance of long term debt of $25.7 million, the issuance of common stock pursuant to our equity distribution agreement of $13.3 million, and net issuances of commercial paper of $29.0 million, offset in part by of the payment of dividends of $46.4 million.

Financing Transactions - We financed the Beethoven wind project acquisition with a combination of $70 million of South Dakota first mortgage bonds, approximately $57 million of equity and the remainder with short-term borrowings. The $70 million of South Dakota first mortgage bonds were issued in September 2015 at a fixed interest rate of 4.26% maturing in 2040. The bonds are secured by our electric and natural gas assets in South Dakota and were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The equity transaction was completed in October 2015 through the issuance of 1,100,000 shares of our common stock at $51.81 per share.

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

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of September 30, 2015. See our Annual Report on Form 10-K for the year ended December 31, 2014 for additional discussion.

	Total	2015	2016	2017	2018	2019	Thereafter
	(in thousands)
Long-term debt	$1,782,123	$—	$—	$—	$55,000	$250,000	$1,477,123
Capital leases	28,605	443	1,837	1,979	2,133	2,298	19,915
Short-term borrowings	217,943	217,943	—	—	—	—	—
Future minimum operating lease payments	4,139	547	1,803	953	214	116	506
Estimated pension and other postretirement obligations (1)	55,971	1,663	13,680	13,626	13,554	13,448	N/A
Qualifying facilities liability (2)	972,901	17,607	72,629	74,684	76,782	78,918	652,281
Supply and capacity contracts (3)	1,205,974	49,612	156,501	119,445	91,693	87,929	700,794
Contractual interest payments on debt (4)	1,480,715	29,493	84,599	84,455	82,676	71,820	1,127,672
Environmental remediation obligations (1)	7,503	1,403	2,000	1,600	1,700	800	N/A
Total Commitments (5)	$5,755,874	$318,711	$333,049	$296,742	$323,752	$505,329	$3,978,291
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

(3)	We have entered into various purchase commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 27 years.

(4)	For our variable rate short-term borrowings outstanding, we have assumed an average interest rate of 0.64% through maturity.

(5)	Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

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

As of September 30, 2015, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%. To more cost effectively meet short-term cash requirements, we established a program where we may issue commercial paper; which is supported by our revolving credit facility. Since commercial paper terms are short-term, we are subject to interest rate risk. As of September 30, 2015, we had approximately $217.9 million of commercial paper outstanding and no borrowings on our revolving credit facility. A 1% increase in interest rates would increase our annual interest expense by approximately $2.2 million.

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

In addition, the MPSC Order approving the Hydro Transaction provided that customers would have no financial risk related to our temporary ownership of the Kerr Project, with a compliance filing required upon completion of the transfer to CSKT. We sold any excess system generation during our temporary ownership of the Kerr Project in the market and provided revenue credits to our Montana retail customers until the transfer to the CSKT. We believe the benefits of our temporary ownership of the Kerr Project exceeded any costs to customers. We expect to make the required compliance filing during the fourth quarter of 2015 that will remove the Kerr Project from cost of service, adjust for actual revenue credits and increase property taxes to 2015 actual amounts for the Hydro Transaction.

We are subject to many FERC rules and orders that regulate our electric and natural gas business and are subject to periodic audits. We received notice from FERC in March 2015 that it is conducting an audit of our Open Access Transmission Tariffs and operations in Montana and South Dakota. These audits typically take up to 24 months to complete.

We must also comply with established reliability standards and requirements, which apply to the North American Electric Reliability Corporation (NERC) functions in both the Midwest Reliability Organization for our South Dakota operations and the Western Electricity Coordination Council for our Montana operations. The FERC, NERC, or a regional reliability organization may assess penalties against any responsible entity that violates their rules, regulations or standards. Violations may be discovered through various means, including self-certification, self-reporting, compliance investigations, audits, periodic data submissions, exception reporting, and complaints. Penalties for the most severe violations can reach as high as $1 million per violation, per day. If a serious reliability incident or other incidence of noncompliance did occur, it could have a material adverse effect on our operating and financial results.

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

In October 2013, the MPSC concluded that $1.4 million of incremental costs associated with regulation service acquired from third parties during a 2012 outage at DGGS were imprudently incurred, and disallowed recovery. We have appealed that decision to the Montana district court, which upheld the MPSC’s decision with respect to the remaining portion of our appeal in August 2015. On October 9, 2015, we filed an appeal with the Montana Supreme Court of the District Court's August 2015 decision. In addition, our 2014 electric tracker filing includes market purchases made between July 2013 and January 2014 for replacement power during an outage at Colstrip Unit 4. Inclusion of these costs in the tracker filing is consistent with the treatment of replacement power during previous Colstrip outages. During a June 2014 MPSC work session, approximately $11 million of these incremental market purchases related to the Colstrip Unit 4 outage were identified by the MPSC for additional prudency review. In July 2014, the Montana Consumer Counsel, Montana Environmental Information Center and Sierra Club filed a petition to intervene in the consolidated 2013 and 2014 tracker dockets to challenge our recovery of costs associated with Colstrip Unit 4, particularly the costs incurred as a result of the outage, as imprudent. We believe the costs associated with the outage and incremental market purchases were prudently incurred. However, there is a risk that the MPSC may ultimately disallow all or a portion of these costs, which could have a material adverse effect on our operating results.

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

National and international actions have been initiated to address global climate change and the contribution of GHG emissions including, most significantly, carbon dioxide. These actions include legislative proposals, executive and EPA actions at the federal level, actions at the state level, and private party litigation relating to GHG emissions. In August 2015, the EPA released for publication in the Federal Register, the final standards of performance to limit GHG emissions from new, modified and reconstructed fossil fuel generating units and from newly constructed and reconstructed stationary combustion turbines. In a separate action that also affects power plants, in August 2015, the EPA released its final rule establishing GHG performance standards for existing power plants under Clean Air Act Section 111(d).

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

We are evaluating the implications of these rules and technology available to achieve the CO2 emission performance standards. We will continue working with federal and state regulatory authorities, other utilities, and stakeholders to seek relief from the final rules that, in our view, disproportionately impact customers in our region, and to seek relief from the final compliance requirements. We cannot predict the ultimate outcome of these matters nor what our obligations might be under the state compliance plans with any degree of certainty until they are finalized; however, complying with the carbon emission standards, and with other future environmental rules, may make it economically impractical to continue operating all or a portion of our jointly owned facilities or for individual owners to participate in their proportionate ownership of the coal-fired generating units. This could lead to significant impacts to customer rates for recovery of plant improvements and / or closure related costs and costs to procure replacement power. In addition, these changes could impact system reliability due to changes in generation sources.

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

ITEM 6.                      EXHIBITS

(a) Exhibits

Exhibit 1.1—Underwriting Agreement, dated September 29, 2015, between NorthWestern Corporation and RBC Capital Markets, LLC, as representative of the Underwriters named therein (incorporated by reference to Exhibit 1.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated September 29, 2015, Commission File No. 1-10499).

Exhibit 2.1—Purchase and Sale Agreement, dated July 22, 2015, between NorthWestern Corporation and BayWa r.e. Wind LLC (incorporated by reference to Exhibit 2.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated July 22, 2015, Commission File No. 1-10499).

Exhibit 4.1—Thirteenth Supplemental Indenture, dated as of September 1, 2015, among NorthWestern Corporation and The Bank of New York Mellon, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated September 29, 2015, Commission File No. 1-10499).

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

NorthWestern Corporation
Date:	October 22, 2015	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
1.1
Underwriting Agreement, dated September 29, 2015, between NorthWestern Corporation and RBC Capital Markets, LLC, as representative of the Underwriters named therein (incorporated by reference to Exhibit 1.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated September 29, 2015, Commission File No. 1-10499).

2.1
Purchase and Sale Agreement, dated July 22, 2015, between NorthWestern Corporation and BayWa r.e. Wind LLC (incorporated by reference to Exhibit 2.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated July 22, 2015, Commission File No. 1-10499).

4.1
Thirteenth Supplemental Indenture, dated as of September 1, 2015, among NorthWestern Corporation and The Bank of New York Mellon, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated September 29, 2015, Commission File No. 1-10499).

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