Form 10-K
period 2015-12-31
NORTHWESTERN CORP
filed 2016-02-11
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Large Accelerated Filer ☒           Accelerated Filer ☐           Non-accelerated Filer ☐           Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was $2,294,283,000 computed using the last sales price of $48.75 per share of the registrant’s common stock on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 5, 2016, 48,178,591 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Documents Incorporated by Reference
Certain sections of our Proxy Statement for the 2016 Annual Meeting of Shareholders
are incorporated by reference into Part III of this Form 10-K

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

Words or phrases such as “anticipates," “may," “will," “should," “believes," “estimates," “expects," “intends," “plans," “predicts," “projects," “targets," “will likely result," “will continue" or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that we will achieve our projections. Factors that may cause such differences include, but are not limited to:

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

COD - commercial operating date.

Commercial Customers - consists primarily of main street businesses, shopping malls, grocery stores, gas stations, bars and restaurants, professional offices, hospitals and medical offices, motels, and hotels.

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

Industrial Customers - consists primarily of manufacturing and processing businesses that turn raw materials into products.

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

Montana Consumer Counsel (MCC) - The state agency that represents the utility and transportation consuming public in Montana.

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

Qualifying Facility (QF) - As defined under the Public Utility Regulatory Policies Act of 1978 (PURPA), a QF sells power to a regulated utility at a price determined by a public service commission that is intended to be equal to that which the utility would otherwise pay if it were to build its own power plant or buy power from another source.

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

Part I

ITEM 1.  BUSINESS

OVERVIEW

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and natural gas to approximately 701,000 customers in Montana, South Dakota and Nebraska. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 and have generated and distributed electricity and distributed natural gas in Montana since 2002.

We operate our business in the following reporting segments:

•	Electric operations;

•	Natural gas operations;

•	All other, which primarily consists of unallocated corporate costs.

ELECTRIC OPERATIONS

Montana

Our regulated electric utility business in Montana includes generation, transmission and distribution. Our service territory covers approximately 107,600 square miles, representing approximately 73% of Montana's land area, and includes a 2013 census estimated population of approximately 887,100. We deliver electricity to approximately 359,000 customers in 187 communities and their surrounding rural areas, 15 rural electric cooperatives and in Wyoming to the Yellowstone National Park. In 2015, by category, residential, commercial, industrial, and other sales accounted for approximately 40%, 50%, 6%, and 4%, respectively, of our Montana retail electric utility revenue. We also transmit electricity for nonregulated entities owning generation facilities, other utilities and power marketers serving the Montana electricity market. The total control area peak demand was approximately 1,790 MWs, with approximately 1,234 MWs per hour for the year on average, and energy delivered of more than 10.8 million MWHs during the year ended December 31, 2015. Our Montana electric distribution system consists of approximately 17,650 miles of overhead and underground distribution lines and 393 transmission and distribution substations.

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

Energy Sources and Resource Planning

Resource planning is an important function necessary to meet our future energy needs. We file a biennial Electric Supply Resource Procurement Plan with the MPSC, which guides future resource acquisition activities. We expect to file our next plan during the first quarter of 2016. Our sources of energy by type during 2015 were as follows:

Our current annual retail electric supply load requirements average approximately 750 MWs, with a peak load of approximately 1,200 MWs, and are supplied by owned and contracted resources and market purchases with multiple counterparties. Owned generation resources supplied approximately 75% of our retail load requirements for 2015. With the conveyance of the Kerr Project in September 2015, as discussed below, we expect that approximately 60% of our retail obligations will be met by owned generation in 2016. We also purchase power under QF contracts entered into under the Public

Utility Regulatory Policies Act of 1978, which provide a total of 212 MWs of contracted capacity, including 87 MWs of capacity from waste petroleum coke and waste coal, 87 MWs of capacity from wind, 24 MWs of capacity from hydro, and 14 MWs of capacity from solar projects, located in Montana. We have several other long and medium-term power purchase agreements including contracts for 135 MWs of renewable wind generation and 21 MWs of seasonal base-load hydro supply. For 2016, including both owned and contracted resources, we have resources to provide over 90% of the energy requirements necessary to meet our forecasted retail load requirements.

Generation Facilities

In 2014, we completed the purchase of hydroelectric generating facilities and associated assets located in Montana (Hydro Transaction). The Hydro Transaction included temporary ownership of the Kerr Project until it was conveyed to the Confederated Salish and Kootenai Tribes of the Flathead Reservation on September 5, 2015. The remaining hydro facilities are listed in the table below.

Plant	COD	River Source	FERC License Expiration	Net Capacity (MW) (1)
Black Eagle	1927	Missouri	2040	21
Cochrane	1958	Missouri	2040	69
Hauser	1911	Missouri	2040	19
Holter	1918	Missouri	2040	48
Madison	1906	Madison	2040	8
Morony	1930	Missouri	2040	48
Mystic	1925	West Rosebud Creek	2050	12
Rainbow	1910/2013	Missouri	2040	60
Ryan	1915	Missouri	2040	60
Thompson Falls	1915	Clark Fork	2025	94
Total				439
(1) Hebgen facility (0 MW net capacity) excluded from figures. These are run-of-river dams except for Mystic, which is storage generation.

We have a 30% joint ownership interest in Colstrip Unit 4, which provides base-load supply and is operated by Talen Energy. Talen Energy has a 30% joint ownership interest in Colstrip Unit 3. We have a risk sharing agreement with Talen Energy regarding the operation of Colstrip Units 3 and 4, in which each party receives 15% of the respective combined output and is responsible for 15% of the respective operating and construction costs, regardless of whether a particular cost is specified to Colstrip Unit 3 or 4. However, each party is responsible for its own fuel-related costs. Colstrip Unit 4 is supplied with fuel from adjacent coal reserves under coal supply and transportation agreements in effect through 2019. We also own the 40 MW Spion Kop wind project. The capacity of Spion Kop represents the nameplate MW, which varies from actual energy expected to be received as wind generation resources are highly dependent upon weather conditions.

Details of our Colstrip Unit 4 and Spion Kop generating facilities are described in the table below.

Name and Location of Plant	Fuel Source	Plant Capacity (MW)	Ownership Interest	Demonstrated Capacity (MW)
Colstrip Unit 4, located near Colstrip in southeastern Montana	Sub-bituminous coal	740	30%	222
Spion Kop Wind, located in Judith Basin County in Montana	Wind	40	100%	40

To provide regulation service, we own the Dave Gates Generating Station at Mill Creek (DGGS), a 150 MW natural gas fired facility. The facility normally operates with two units, with a third unit available as an operating spare. With the two units, DGGS is capable of providing up to 93 MW of regulation service under optimum conditions. If the third unit is placed into service, DGGS can provide up to 105 MW of capacity, which is our current peak regulation requirement. In addition, DGGS provided approximately 7 MWs of retail base-load requirements in 2015.

Name and Location of Plant	Fuel Source	Plant Capacity (MW)	Ownership Interest	Regulation Capacity (MW)
Dave Gates Generating Station, located near Anaconda, Montana	Natural Gas	150	100%	105

Renewable portfolio standards (RPS) enacted in Montana currently require that 15% of our annual electric supply portfolio be derived from eligible renewable sources, including resources such as wind, biomass, solar, and small hydroelectric. Eligible renewable resources used to serve our load generate renewable energy credits (RECs). Any RECs in excess of the annual requirements for a given year are carried forward for up to two years to meet future RPS needs. Our owned hydro generation assets are not eligible renewable resources under the RPS. Given contracts under negotiation and our portfolio resources, we expect to meet the Montana RPS requirements through at least 2026. The penalty for not meeting the RPS is up to $10 per MWH for each REC short of the requirement.

As a subset of the total RPS requirement, we were required to acquire, as of December 31, 2015, approximately 68 MW of community renewable energy projects, if cost effective. Since 2008, we have undertaken competitive solicitations to acquire this particular resource but have only contracted for 25 MW. We have filed waivers for the years 2012 through 2014, as we have not been able to contract with projects that meet the required qualifications. The MPSC granted waivers for 2012 and 2013, and the waiver request for 2014 is still pending. We expect to file a waiver request for 2015.

South Dakota

Our South Dakota electric utility business operates as a vertically integrated generation, transmission and distribution utility. We have the exclusive right to serve an area in South Dakota comprised of 25 counties with a combined 2010 census population of approximately 226,200. We provide retail electricity to more than 62,800 customers in 110 communities in South Dakota. In 2015, by category, residential, commercial and other sales accounted for approximately 39%, 59%, and 2%, respectively, of our South Dakota retail electric utility revenue. Peak demand was approximately 306 MWs, the average daily load was approximately 187 MWs, and more than 1.64 million MWHs were supplied during the year ended December 31, 2015.

Our transmission and distribution network in South Dakota consists of approximately 3,550 miles of overhead and underground transmission and distribution lines as well as 124 substations. We have interconnection with the transmission facilities of Otter Tail Power Company; Montana-Dakota Utilities Co.; Xcel Energy Inc.; and WAPA. We have emergency interconnections with the transmission facilities of East River Electric Cooperative, Inc. and West Central Electric Cooperative.

Energy Sources and Resource Planning

We have a resource plan that includes estimates of customer usage and programs to provide for the economic, reliable and timely supply of energy. We continue to update our load forecast to identify the future electric energy needs of our customers, and we evaluate additional generating capacity requirements on an ongoing basis. We use market purchases and peaking generation to provide peak supply in excess of our base-load capacity. We have an agreement with Missouri River Energy Services to supply firm capacity of 30 MW in 2016, 30 MW in 2017, and 35 MW in 2018. On October 1, 2015, we became a member of the Southwest Power Pool (SPP), which is a regional transmission organization. As a market participant in SPP, we buy and sell wholesale energy and reserves in both day-ahead and real-time markets through the operation of a single, consolidated SPP balancing authority. We and other SPP members submit generation offers to sell our generation and bids to purchase power to serve our load into the SPP market, with the SPP serving as a centralized dispatch of SPP members' generation resources. The SPP is able to coordinate next-day generation across the region and provide participants with greater access to economical energy.

Our sources of energy by type during 2015 were as follows:

Generation Facilities

Our electric supply portfolio consists primarily of power plants that we own jointly with unaffiliated parties. Each of the jointly owned plants is subject to a joint management structure. We are not the operator of any of these plants. Except as otherwise noted, based upon our ownership interest, we are entitled to a proportionate share of the capacity of our jointly owned plants and are responsible for a proportionate share of the operating costs. Additional resources in our supply portfolio include several wholly owned peaking units and three wind projects. We acquired the Beethoven wind project in late 2015. We also purchase the output of two wind projects under power purchase agreements. One of the projects is a QF. We also have several wholly owned peaking/standby generating units at seven locations throughout our service territory.

Details of our generating facilities are described further in the chart below.

Name and Location of Plant	Fuel Source	Plant Capacity (MW)	Ownership Interest	Demonstrated Capacity (MW)
Big Stone Plant, located near Big Stone City in northeastern South Dakota	Sub-bituminous coal	475	23.4%	111
Coyote I Electric Generating Station, located near Beulah, North Dakota	Lignite coal	427	10.0%	43
Neal Electric Generating Unit No. 4, located near Sioux City, Iowa	Sub-bituminous coal	644	8.7%	56
Aberdeen Generating Unit, located near Aberdeen, South Dakota	Natural gas	52	100.0%	52
Beethoven Wind Project, located near Tripp, South Dakota	Wind	80	100.0%	80
Miscellaneous combustion turbine units and small diesel units (used only during peak periods)	Combination of fuel oil and natural gas		100.0%	98
Total Capacity				440

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

Instead of an RPS, South Dakota has a voluntary renewable and recycled energy objective. The objective states that 10% of all electricity sold at retail within South Dakota by 2015 be obtained from renewable energy and recycled energy sources. In 2015, approximately 19% of the South Dakota retail needs were generated from renewable resources. In 2016, we expect to continue to exceed South Dakota's voluntary objective at approximately 22%.

Effective October 1, 2015, we are a transmission owning member of SPP for our South Dakota transmission operations. The Coyote and Big Stone power plants in which we are a joint owner, are connected directly to the MISO system, and we have ownership rights in the transmission lines from these plants to our distribution system. Marketing activities in SPP are handled for us by a third-party provider acting as our agent. Along with operating the transmission system, SPP also coordinates transmission planning for all members of the organization. Upon entering SPP, we exited out of MAPP, which had been our transmission planning region. The MAPP association has since dissolved.

NATURAL GAS OPERATIONS

Montana

Our regulated natural gas utility business in Montana includes production, storage, transmission and distribution. We distribute natural gas to approximately 191,500 customers in 105 Montana communities over a system that consists of approximately 5,100 miles of underground distribution pipelines. We also serve several smaller distribution companies that provide service to approximately 32,000 customers. We transmit natural gas in Montana from production receipt points and storage facilities to distribution points and other nonaffiliated transmission systems. We transported natural gas volumes of approximately 41 Bcf, and our peak capacity was approximately 335,000 dekatherms per day during the year ended December 31, 2015.

Our natural gas transmission system consists of more than 2,100 miles of pipeline, which vary in diameter from two inches to 24 inches, and serve more than 130 city gate stations. We have connections in Montana with four major, nonaffiliated transmission systems: Williston Basin Interstate Pipeline, NOVA Gas Transmission Ltd., Colorado Interstate Gas, and Spur Energy. Seven compressor sites provide more than 43,000 horsepower, capable of moving more than 335,000 dekatherms per day. In addition, we own and operate two transmission pipelines through our subsidiaries, Canadian-Montana Pipe Line Corporation and Havre Pipeline Company, LLC.

We have municipal franchises to transport and distribute natural gas in the Montana communities we serve. The terms of the franchises vary by community. They typically have a fixed 10-year term and continue for an additional 10-year term unless and until cancelled, with 5 years notice. If a cancellation notice is received, our policy generally is to work with the community to resolve any issues and execute a new franchise. We currently have six franchises, which account for approximately 41,200 or approximately 22 percent of our natural gas customers, where the fixed term has expired. We continue to serve those customers while we obtain formal renewals. During the next five years, nine additional municipal franchises are scheduled to reach the end of their fixed term. We do not anticipate termination of any of these franchises.

Natural gas is used for residential and commercial heating, and for fuel for two electric generating facilities. The demand for natural gas largely depends upon weather conditions. Our Montana retail natural gas supply requirements for the year ended December 31, 2015, were approximately 18.5 Bcf. Our Montana natural gas supply requirements for fuel for the year ended December 31, 2015, were approximately 5.5 Bcf. We have contracted with several major producers and marketers with varying contract durations to provide the anticipated supply to meet ongoing requirements. Our natural gas supply requirements are fulfilled through third-party fixed-term purchase contracts, short-term market purchases and owned production. Our portfolio approach to natural gas supply is intended to enable us to maintain a diversified supply of natural gas sufficient to meet our supply requirements. We benefit from direct access to suppliers in the major natural gas producing regions in the United States, primarily the Rockies (Colorado), Montana, and Alberta, Canada.

Owned Production and Storage

Since 2010, we have acquired gas production and gathering system assets as a part of an overall strategy to provide rate stability and customer value through the addition of regulated assets that are not subject to market forces. As of December 31, 2015, these owned reserves totaled approximately 65.9 Bcf and are estimated to provide approximately 5.3 Bcf each year, or about 27 percent of our expected annual retail natural gas load in Montana. In addition, we own and operate three working natural gas storage fields in Montana with aggregate working gas capacity of approximately 17.75 Bcf and maximum aggregate daily deliverability of approximately 195,000 dekatherms.

South Dakota and Nebraska

We provide natural gas to approximately 87,700 customers in 60 South Dakota communities and four Nebraska communities. We have approximately 2,375 miles of underground distribution pipelines and 55 miles of transmission pipeline in South Dakota and Nebraska. In South Dakota, we also transport natural gas for nine gas-marketing firms and three large end-user accounts. In Nebraska, we transport natural gas for four gas-marketing firms and one end-user account. We delivered approximately 26.5 Bcf of third-party transportation volume on our South Dakota distribution system and approximately 3.0 Bcf of third-party transportation volume on our Nebraska distribution system during 2015.

Our South Dakota natural gas supply requirements for the year ended December 31, 2015, were approximately 5.4 Bcf. We contract with a third party under an asset management agreement to manage transportation and storage of supply to minimize cost and price volatility to our customers. In Nebraska, our natural gas supply requirements for the year ended December 31, 2015, were approximately 4.2 Bcf. We contract with a third party under an asset management agreement that includes pipeline capacity, supply, and asset optimization activities. To supplement firm gas supplies in South Dakota and Nebraska, we contract for firm natural gas storage services to meet the heating season and peak day requirements of our customers.

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

The following is a summary of our rate base and authorized rates of return in each jurisdiction:

Jurisdiction and Service	Implementation Date	Authorized Rate Base (millions) (1)	Estimated Rate Base (millions) (2)	Authorized Overall Rate of Return	Authorized Return on Equity	Authorized Equity Level
Montana electric delivery (3)	January 2011	$632.5	$946.1	7.92%	10.25%	48%
Montana - DGGS (3)	January 2011	172.7	138.8	8.16%	10.25%	50%
Montana - Colstrip Unit 4	January 2009	400.4	323.3	8.25%	10.00%	50%
Montana Spion Kop	December 2012	81.7	75.0	7.0%	10.00%	48%
Montana hydro assets	November 2014	870.0	835.0	6.91%	9.80%	48%
Montana natural gas delivery	June 2013	309.2	392.9	7.48%	9.80%	47.65%
Montana natural gas production	November 2012	12.0	70.3	7.48%	9.80%	47.65%
South Dakota electric (4)	December 2015	557.3	552.0	7.24%	n/a	n/a
South Dakota natural gas (4)	December 2011	65.9	65.3	7.8%	n/a	n/a
Nebraska natural gas (4)	December 2007	24.3	27.9	8.49%	10.40%	n/a
		$3,126.0	$3,426.6
(1)    Rate base reflects amounts on which we are authorized to earn a return.
(2)    Rate base amounts are estimated as of December 31, 2015.

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

FERC Regulation

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

Our Montana wholesale transmission customers, such as cooperatives, are served under our OATT, which is on file with FERC. The OATT also defines the terms, conditions and rates of our Montana transmission, including ancillary services. As discussed above, our South Dakota transmission service moved into the SPP during 2015, which is also served under an OATT on file with FERC.

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

Reliability Standards - We must comply with the standards and requirements which apply to the NERC functions for which we have registered in both the MRO for our South Dakota operations and the WECC for our Montana operations. WECC and the MRO have responsibility for monitoring and enforcing compliance with the FERC approved mandatory reliability standards within their respective interconnections. Additional standards continue to be developed and will be adopted in the future. We expect that the existing standards will change often as a result of modifications, guidance and clarification following industry implementation and ongoing audits and enforcement.

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

CORPORATE INFORMATION AND WEBSITE

We were incorporated in Delaware in November 1923. Our Internet address is http://www.northwesternenergy.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments, along with our annual report to shareholders and other information related to us, are available, free of charge, on our Internet website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC. This information is available in print to any shareholder who requests it. Requests should be directed to: Investor Relations, NorthWestern Corporation, 3010 W. 69th Street, Sioux Falls, South Dakota 57108 and our telephone number is (605) 978-2900. References to our website in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

EMPLOYEES

As of December 31, 2015, we had 1,608 employees. Of these, 1,279 employees were in Montana and 329 were in South Dakota or Nebraska. Of our Montana employees, 470 were covered by seven collective bargaining agreements involving five unions. Six of these agreements expire in 2016. Through the acquisition of PPL Montana's hydroelectric generating facilities, we assumed the terms of an additional agreement, which expires in 2017. Of our South Dakota and Nebraska employees, 196 were covered by a collective bargaining agreement that expires in 2016. We consider our relations with employees to be good.

Executive Officer	Current Title and Prior Employment	Age on Feb. 5, 2016
Robert C. Rowe	President, Chief Executive Officer and Director since August 2008. Prior to joining NorthWestern, Mr. Rowe was a co-founder and senior partner at Balhoff, Rowe & Williams, LLC, a specialized national professional services firm providing financial and regulatory advice to clients in the telecommunications and energy industries (January 2005-August, 2008); and served as Chairman and Commissioner of the Montana Public Service Commission (1993–2004).	60

Brian B. Bird	Vice President and Chief Financial Officer since December 2003. Prior to joining NorthWestern, Mr. Bird was Chief Financial Officer and Principal of Insight Energy, Inc., a Chicago-based independent power generation development company (2002-2003). Previously, he was Vice President and Treasurer of NRG Energy, Inc., in Minneapolis, MN (1997-2002). Mr. Bird serves on the board of directors of a NorthWestern subsidiary.	53

Michael R. Cashell	Vice President - Transmission since May 2011; formerly Chief Transmission Officer since November 2007; formerly Director Transmission Marketing and Business Planning since 2003. Mr. Cashell serves on the board of directors of a NorthWestern subsidiary.	53

Patrick R. Corcoran	Vice President-Government and Regulatory Affairs since December 2004; formerly Vice President-Regulatory Affairs since February 2002; formerly Vice President-Regulatory Affairs for the former Montana Power Company (2000-2002).	63

Heather H. Grahame	Vice President and General Counsel since August 2010. Prior to joining NorthWestern, Ms. Grahame was a partner in the law firm of Dorsey & Whitney, LLP, where she co-chaired its Telecommunications practice (1999-2010).	60

John D. Hines	Vice President - Supply since May 2011; formerly Chief Energy Supply Officer since January 2008; formerly Director - Energy Supply Planning since 2006. Previously, Mr. Hines served as the Montana representative to the NorthWest Power and Conservation Council (2003-2006).	57

Crystal D. Lail	Vice President and Controller since October 2015; formerly Assistant Controller since February 2008 and, prior to that an SEC Reporting Manager. Prior to joining NorthWestern, Ms. Lail was an auditor for KPMG LLP.	37

Curtis T. Pohl	Vice President - Distribution since May 2011; formerly Vice President-Retail Operations since September 2005; Vice President-Distribution Operations since August 2003; formerly Vice President-South Dakota/Nebraska Operations since June 2002; formerly Vice President-Engineering and Construction since June 1999. Mr. Pohl serves on the board of directors of a NorthWestern subsidiary.	51

Bobbi L. Schroeppel	Vice President, Customer Care, Communications and Human Resources since May 2009, formerly Vice President-Customer Care and Communications since September 2005; formerly Vice President-Customer Care since June 2002; formerly Director-Staff Activities and Corporate Strategy since August 2001; formerly Director-Corporate Strategy since June 2000.	47

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

For example, in 2005, the MPSC approved an energy efficiency program, by which we recovered on an after-the-fact basis a portion of our fixed costs that would otherwise have been collected in the kWh sales lost due to energy efficiency programs through our supply tracker. The amount recovered is based upon an independent study. In October 2015, the MPSC issued an order eliminating this mechanism prospectively effective December 1, 2015. An October 2013 MPSC order in our supply tracker approved an independent study of the annual impact of DSM efforts of approximately $7.1 million. Consistent with this approval, for the period July 1, 2012 through November 30, 2015, we recognized $7.1 million of DSM lost revenues for each annual electric supply tracker period and deferred the remaining portion of efficiency efforts in excess of these amounts. Since the 2012/2013, 2013/2014, and 2014/2015 annual electric tracker filings are still subject to final approval, the MPSC may ultimately require us to refund more than we have deferred or approve recovery of more DSM lost revenues than we have recognized since July 2012.

In addition, in our regulatory filings related to DGGS, we proposed an allocation of approximately 80% of costs to retail customers subject to the MPSC's jurisdiction and approximately 20% allocated to wholesale customers subject to FERC's jurisdiction. In March 2012, the MPSC's final order approved using our proposed cost allocation methodology, but requires us to complete a study of the relative contribution of retail and wholesale customers to regulation capacity needs. The results of this study may be used in determining future cost allocations between retail and wholesale customers. However, there is no assurance that both the MPSC and FERC will agree on the results of this study, which could result in an inability to fully recover our costs.

In April 2014, the FERC issued an order affirming a FERC Administrative Law Judge's (ALJ) initial decision in September 2012, regarding cost allocation at DGGS between retail and wholesale customers. This decision concluded that only a portion of these costs should be allocated to FERC jurisdictional customers. We filed a request for rehearing, which remains pending. If unsuccessful on rehearing, we may appeal to a United States Circuit Court of Appeals, which could extend into 2017 or beyond. The FERC order was assessed as a triggering event as to whether an impairment charge should be recorded with respect to DGGS. We are evaluating options to use DGGS in combination with other generation resources, including our hydro facilities, to minimize portfolio costs, which may facilitate cost recovery. The cost recovery of any alternative use of DGGS would be subject to regulatory approval and we cannot provide assurance of such approval. We do not believe an impairment loss is probable at this time; however, we will continue to evaluate recovery of this asset in the future as facts and circumstances change. If we are not able to ensure cost recovery of DGGS we may be required to record an impairment charge, which could have a material adverse effect on our operating results.

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

In addition, the MPSC Order approving the Hydro Transaction provided that customers would have no financial risk related to our temporary ownership of the Kerr Project, with a compliance filing required upon completion of the transfer to CSKT. We sold any excess system generation, which was primarily due to our temporary ownership of the Kerr Project, in the market and provided revenue credits to our Montana retail customers until the transfer to the CSKT. The cost of our temporary ownership was not included in rate base, and the benefits were provided to customers. In December 2015, we submitted the required hydro compliance filing to remove the Kerr Project from cost of service, adjust for actual revenue credits and increase property taxes to actual amounts for the Hydro Transaction.

We are subject to many FERC rules and orders that regulate our electric and natural gas business and are subject to periodic audits. We received notice from FERC in March 2015 that it is conducting an audit of our OATTs and operations in Montana and South Dakota. These audits typically take up to 24 months to complete.

We must also comply with established reliability standards and requirements, which apply to NERC functions in both the MRO for our South Dakota operations and WECC for our Montana operations. The FERC, NERC, or a regional reliability organization may assess penalties against any responsible entity that violates their rules, regulations or standards. Violations may be discovered through various means, including self-certification, self-reporting, compliance investigations, audits, periodic data submissions, exception reporting, and complaints. Penalties for the most severe violations can reach as high as $1 million per violation, per day. If a serious reliability incident or other incidence of noncompliance did occur, it could have a material adverse effect on our operating and financial results.

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

Our 2014 electric tracker filing includes market purchases made between July 2013 and January 2014 for replacement power during an outage at Colstrip Unit 4. Inclusion of these costs in the tracker filing is consistent with the treatment of replacement power during previous Colstrip outages. During a June 2014 MPSC work session, approximately $11 million of these incremental market purchases related to the Colstrip Unit 4 outage were identified by the MPSC for additional prudency review. In July 2014, the Montana Consumer Counsel, Montana Environmental Information Center and Sierra Club filed a petition to intervene in the consolidated 2013 and 2014 tracker dockets to challenge our recovery of costs associated with Colstrip Unit 4, particularly the costs incurred as a result of the outage, as imprudent. We believe the costs associated with the outage and incremental market purchases were prudently incurred. However, there is a risk that the MPSC may ultimately disallow all or a portion of these costs, which could have a material adverse effect on our operating and financial results.

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

National and international actions have been initiated to address global climate change and the contribution of greenhouse gas (GHG) emissions including, most significantly, carbon dioxide. In August 2015, the EPA released final standards of performance to limit GHG emissions from new, modified and reconstructed fossil fuel generating units and from newly constructed and reconstructed stationary combustion turbines. In a separate action that also affects power plants, in August 2015, the EPA released its final rule establishing GHG performance standards for existing power plants under Clean Air Act Section 111(d). EPA refers to this rule as the Clean Power Plan or CPP.

The CPP reduction of 47 percent in carbon dioxide emissions in Montana by 2030 is the greatest reduction target among the lower 48 states, according to a nationwide analysis. Our Montana generation portfolio emits less carbon on average than the EPA's 2030 target due to investments we made prior to 2013 in carbon-free generation resources. However, the CPP's target reduction is applied on a statewide basis, and investments made prior to 2012 are not counted in the CPP's 2030 target. The State of Montana is required by the CPP to submit a satisfactory state plan to EPA by no later than September 2018. The state plan will determine whether we will have to meet rate-based or mass-based requirements and, if the state adopts a mass-based plan, the number and vintages of allowances that will be allocated to Colstrip. Until the plan is submitted, or a federal plan is imposed, we cannot predict the impact of the CPP on us. We asked the University of Montana’s Bureau of Business and Economic Research (BBER) to study the potential impacts of the CPP across Montana. The BBER study looked at the implications of closing the Colstrip generating facilities in southeast Montana as a scenario for complying with the federal rule. The study's conclusions describe the likely loss of jobs and population, the decline in the local and state tax base, the impact on businesses statewide, and the closure's impact on electric reliability and affordability. The electricity produced at Unit 4 represents approximately 25 percent of our customer needs. Closing Colstrip would lead to higher utility rates in order to replace the base-load generation that currently is provided by Colstrip. Closing Colstrip would also create significant issues with the transmission grid that serves Montana, and we would lose transmission revenues that are credited to lower electric customer bills.

On October 23, 2015, the same date the CPP was published in the Federal Register, we along with other utilities, trade groups, coal producers, labor and business organizations, filed Petitions for Review of the CPP with the United States Court of Appeals for the District of Columbia Circuit. Accompanying these Petitions for Review were Motions to Stay the implementation of the CPP. On January 21, 2016, the U.S. Court of Appeals for the District of Columbia denied the requests for stay but ordered expedited briefing on the merits, with oral argument scheduled for June 2, 2016. On January 26, 2016, 29 states and state agencies asked the U.S. Supreme Court to issue an immediate stay of the CPP. On January 27, 2016, 60 utilities and allied petitioners also requested the U.S. Supreme Court to immediately stay the CPP, and we are among the utilities seeking a stay. On February 9, 2016, the U.S. Supreme Court entered an order staying the Clean Power Plan. The stay of the CPP will remain in place until the U.S. Supreme Court either denies a petition for certiorari following the U.S. Court of Appeals’ decision on the substantive challenges to the CPP, if one is submitted, or until the U.S. Supreme Court enters judgment following grant of a petition for certiorari. The effect is to delay the CPP’s deadlines until challenges to the CPP has been fully litigated and the U.S. Supreme Court has ruled. We do not expect a final judicial decision on challenges to the CPP until mid-2017 at the earliest, and, more likely, early 2018.

On December 22, 2015 we also filed an administrative Petition for Reconsideration with the EPA, requesting it reconsider the CPP, on the grounds that the CO2 reductions in the CPP were substantially greater in Montana than in the proposed rule. We also requested EPA stay the CPP while it considered our Petition for Reconsideration. At this time no action has been taken on the Petition for Reconsideration or stay request.

Requirements to reduce GHG emissions from stationary sources could cause us to incur material costs of compliance and increase our costs of procuring electricity. Although there continues to be changes in legislation and regulations that affect GHG emissions from power plants, technology to efficiently capture, remove and/or sequester such emissions may not be available within a timeframe consistent with the implementation of such requirements. We cannot predict with any certainty the impact of these risks on our results of operations.

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

To the extent that costs exceed our estimated environmental liabilities, or we are not successful in recovering remediation costs or costs to comply with the proposed or any future changes in rules or regulations, our results of operations and financial position could be adversely affected.

Weather and weather patterns, including normal seasonal and quarterly fluctuations of weather, as well as extreme weather events that might be associated with climate change, could adversely affect our results of operations and liquidity.

Our electric and natural gas utility business is seasonal, and weather patterns can have a material impact on our financial performance. Demand for electricity and natural gas is often greater in the summer and winter months associated with cooling and heating. Because natural gas is heavily used for residential and commercial heating, the demand for this product depends heavily upon weather patterns throughout our market areas, and a significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Accordingly, our operations have historically generated less revenue and income when weather conditions are milder in the winter and cooler in the summer. In the event that we experience unusually mild winters or cool summers in the future, our results of operations and financial position could be adversely affected. Higher temperatures may also decrease the Montana snowpack, which may result in dry conditions and an increased threat of forest fires. Forest fires could threaten our communities and electric transmission lines and facilities. Any damage caused as a result of forest fires could negatively impact our financial condition, results of operations or cash flows. In addition, exceptionally hot summer weather or unusually cold winter weather could add significantly to working capital needs to fund higher than normal supply purchases to meet customer demand for electricity and natural gas. Our sensitivity to weather volatility is significant due to the absence of regulatory mechanisms, such as those authorizing revenue decoupling, lost margin recovery, and other innovative rate designs. There is also a concern that the physical risks of climate change could include changes in weather conditions, such as changes in the amount or type of precipitation and extreme weather events.

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

Cyber and physical attacks, threats of terrorism and catastrophic events that could result from terrorism, or individuals and/or groups attempting to disrupt our business, or the businesses of third parties, may affect our operations in unpredictable ways and could adversely affect our liquidity and results of operations.

We are subject to the potentially adverse operating and financial effects of terrorist acts and threats, as well as cyber (such as hacking and viruses) and physical security breaches and other disruptive activities of individuals or groups. Our generation, transmission and distribution facilities are deemed critical infrastructure and provide the framework for our service infrastructure. These assets and the information technology systems on which they depend could be direct targets of, or indirectly affected by, cyber attacks and other disruptive activities. Any significant interruption of these assets or systems could prevent us from fulfilling our critical business functions including delivering energy to our customers, and sensitive, confidential and other data could be compromised.

We rely on information technology networks and systems to operate our critical infrastructure, engage in asset management activities, and process, transmit and store electronic information including customer and employee information. Further, our infrastructure, networks and systems are interconnected to external networks and neighboring critical infrastructure systems. Security breaches could lead to system disruptions, generating facility shutdowns or unauthorized disclosure of confidential information. In particular, any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory sanctions, loss of current and future contracts, and serious harm to our reputation.

Security threats continue to evolve and adapt. Cyber or physical attacks, terrorist acts, or disruptive activities could harm our business by limiting our ability to generate, purchase or transmit power and by delaying the development and construction of new generating facilities and capital improvements to existing facilities. These events, and governmental actions in response, could result in a material decrease in revenues and significant additional costs to repair and insure assets, and could adversely affect our operations by contributing to the disruption of supplies and markets for natural gas, oil and other fuels. These events could also impair our ability to raise capital by contributing to financial instability and reduced economic activity.

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

Inherent in our electric and natural gas operations are a variety of hazards and operating risks, such as fires, electric contacts, leaks, explosions and mechanical problems. These risks could cause a loss of human life, significant damage to property, loss of customer load, environmental pollution, impairment of our operations, and substantial financial losses to us and others. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could have a material adverse effect on our financial position and results of operations. For our natural gas transmission and distribution lines located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damages resulting from these risks potentially is greater.

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

Our revenues, results of operations and financial condition are impacted by customer growth and usage, which can be impacted by a number of factors, including the voluntary reduction of consumption of electricity and natural gas by our customers in response to increases in prices and demand-side management programs, economic conditions impacting decreases in their disposable income, the use of distributed generation resources or other emerging technologies for electricity. Advances in distributed generation technologies that produce power, including fuel cells, micro-turbines, wind turbines and solar cells, may reduce the cost of alternative methods of producing power to a level competitive with central power station electric production. Customer-owned generation itself reduces the amount of electricity purchased from utilities and has the effect of increasing rates unless retail rates are designed to share the costs of the distribution grid across all customers that benefit from their use. Such developments could affect the price of energy, could affect energy deliveries as customer-owned generation becomes more cost-effective, could require further improvements to our distribution systems to address changing load demands and could make portions of our electric system power supply and transmission and/or distribution facilities obsolete prior to the end of their useful lives. Such technologies could also result in further declines in commodity prices or demand for delivered energy. Each of these factors could materially affect our results of operations, financial position, and cash flows through, among other things, reduced operating revenues, increased operating and maintenance expenses, and increased capital expenditures, as well as potential asset impairment charges or accelerated depreciation and decommissioning expenses over shortened remaining asset useful lives.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Our corporate support office is owned by us and located at 3010 West 69th Street, Sioux Falls, South Dakota 57108. Our operational support office for our Montana operations is owned by us and located at 11 East Park Street, Butte, Montana 59701. In addition, our operational support office for our South Dakota and Nebraska operations is owned by us and located at 600 Market Street West, Huron, South Dakota 57350. While we do lease some facilities, substantially all of our Montana, South Dakota and Nebraska facilities are owned by us.

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

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, which is traded under the ticker symbol NWE, is listed on the New York Stock Exchange (NYSE). As of February 5, 2016, there were approximately 1,037 common stockholders of record.

Dividends

We pay dividends on our common stock after our Board declares them. The Board reviews the dividend quarterly and establishes the dividend rate based upon such factors as our earnings, financial condition, capital requirements, debt covenant requirements and/or other relevant conditions. Although we expect to continue to declare and pay cash dividends with a targeted long-term dividend payout ratio of 60 - 70 percent of earnings per share, we cannot assure that dividends will be paid in the future or that, if paid, the dividends will be paid in the same amount as during 2015. Quarterly dividends were declared and paid on our common stock during 2015 and 2014 as set forth in the table below.

QUARTERLY COMMON STOCK PRICE RANGES AND DIVIDENDS

	Prices
	High	Low	Cash Dividends Paid
2015-
Fourth Quarter	$57.07	$51.27	$0.48
Third Quarter	56.68	48.47	0.48
Second Quarter	54.65	48.44	0.48
First Quarter	59.71	50.75	0.48
2014-
Fourth Quarter	$58.70	$45.14	$0.40
Third Quarter	52.70	45.30	0.40
Second Quarter	52.49	45.49	0.40
First Quarter	47.86	42.64	0.40

On February 5, 2016, the last reported sale price on the NYSE for our common stock was $57.41.

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

FIVE-YEAR FINANCIAL SUMMARY

	Year Ended December 31,
	2015	2014	2013	2012	2011
Financial Results (in thousands, except per share data)
Operating revenues	$1,214,299	$1,204,863	$1,154,519	$1,070,342	$1,117,316
Net income	151,209	120,686	93,983	98,406	92,556
Basic earnings per share	$3.20	$3.01	$2.46	$2.67	$2.55
Diluted earnings per share	3.18	2.99	2.46	2.66	2.53
Dividends declared per common share	1.92	1.60	1.52	1.48	1.44
Financial Position
Total assets	$5,278,640	$4,973,943	$3,715,260	$3,485,533	$3,210,438
Long-term debt and capital leases, including current portion and short-term borrowings	2,040,164	1,959,831	1,327,604	1,211,182	1,110,063
Ratio of earnings to fixed charges	2.9	2.3	2.5	2.7	2.5

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Item 6 Selected Financial Data" and our Consolidated Financial Statements and related notes contained elsewhere in this Annual Report on Form 10-K. For additional information related to our industry segments, see Note 20 - Segment and Related Information, to the Consolidated Financial Statements, which is included in Item 8 herein. For information regarding our revenues, net income and assets, see our Consolidated Financial Statements included in Item 8.

OVERVIEW

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and natural gas to approximately 701,000 customers in Montana, South Dakota and Nebraska. As you read this discussion and analysis, refer to our Consolidated Statements of Income, which present the results of our operations for 2015, 2014 and 2013. Following is a brief overview of highlights for 2015, and a discussion of our strategy and outlook.

SIGNIFICANT DEVELOPMENTS IN 2015

•
Improvement in Net Income of $30.5 million, which is primarily due to the full year effect of the November 2014 hydro acquisition and an insurance recovery in 2015. These increases were partially offset by increased income tax expense and mild winter weather.

•	In September 2015, we completed the purchase of the 80 MW Beethoven wind project near Tripp, South Dakota, for approximately $143 million.

•
Received approval from the SDPUC in October 2015 of a settlement agreement in our South Dakota electric rate filing resulting in an increase in base rates of approximately $20.2 million, based on an overall rate of return of 7.24%. The settlement also allows us to collect approximately $9.0 million annually related to the Beethoven wind project.

HOW WE PERFORMED AGAINST OUR 2014 RESULTS

	Actual	Year-over-Year Change
Revenues by Segment
Electric	$944.4M	é	7.6%
Natural Gas	$269.9M	ê	(17.4)%

Gross Margin by Segment(1)
Electric	$663.1M	é	25.3%
Natural Gas	$178.3M	ê	(7.6)%

Operating, Administrative & General Expenses	$297.5M	ê	(2.7)%

Operating Income	$265.8M	é	49.3%

Net Income	$151.2M	é	25.3%

EPS (Basic)	$3.20	é	6.3%
(1) Non-GAAP financial measure. See "non-GAAP Financial Measure" below.

STRATEGY

We operate a fully regulated, multi-jurisdictional electric and natural gas utility. As a regulated utility, we function within a cost-based operating structure as approved by various regulatory bodies and operate under exclusive and non-exclusive franchises to provide service in Montana, South Dakota and Nebraska. We are focused on providing our customers with safe and reliable service at reasonable rates.

Our growth has been fueled by a combination of reintegrating supply resources and infrastructure investment. These opportunities allow us to grow our rate base and earn a reasonable return on invested capital for our shareholders.

•
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

•
Integrating supply resources provides our customers the benefits associated with more predictable long-term commodity prices. Resource planning is an important function necessary to meet our future energy needs. Based on our current analysis, we are considering electric supply capacity investments and expect to continue to pursue opportunities to add to our natural gas reserves portfolio.

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

SIGNIFICANT TRENDS AND REGULATION

South Dakota Electric Rate Case

In December 2014, we filed an electric rate case in South Dakota. The last electric rate case in South Dakota was completed in 1981. In September 2015, we reached a settlement with the SDPUC Staff and intervenors providing for an increase in base rates of approximately $20.2 million, based on an overall rate of return of 7.24%. In addition, the settlement allows us to collect approximately $9 million annually related to the Beethoven wind project as discussed above. The settlement was approved by the SDPUC in October 2015.

•	We expect net income to increase by approximately $13.6 million in 2016 due to the full year effect of this rate increase and the Beethoven acquisition.

Demand-side management (DSM) lost revenues

Demand side management programs are designed to encourage customers to conserve energy, while incentivizing utilities to aid in these efforts that ultimately reduce the demand for energy. Our customers conserving energy means less power needs to be generated to meet customer demand, resulting in reduced levels of emissions impacting the environment and fewer resources consumed in energy production. In 2005, the MPSC approved an energy efficiency program, by which we recovered on an after-the-fact basis a portion of our fixed costs that would otherwise have been collected in the kWh sales lost due to energy efficiency programs through our supply tracker. The amount recovered is based upon an independent study. Base rates, including impacts of past DSM activities, are reset in general rate case filings. As time passes between rate cases, more energy saving measures (primarily more efficient residential and commercial lighting) are implemented, causing an increase in DSM lost revenues.

In October 2015, the MPSC issued an order eliminating this lost revenue adjustment mechanism prospectively effective December 1, 2015. An October 2013 MPSC order in our supply tracker approved an independent study of the annual impact of DSM efforts of approximately $7.1 million. Consistent with this approval, for the period July 1, 2012 through November 30, 2015, we recognized $7.1 million of DSM lost revenues for each annual electric supply tracker period and deferred the remaining portion of efficiency efforts in excess of these amounts. Since the 2012/2013, 2013/2014, and 2014/2015 annual electric tracker filings are still subject to final approval, the MPSC may ultimately require us to refund more than we have deferred or approve recovery of more DSM lost revenues than we have recognized since July 2012.

•	We expect net income to decrease approximately $4 million in 2016 due to the full year effect of the termination.

Hydro Transaction - Kerr Project

In November 2014, we completed the purchase of 11 hydroelectric generating facilities and associated assets located in Montana for an adjusted purchase price of approximately $904 million (Hydro Transaction). The addition of hydroelectric generation provides long-term supply diversity to our portfolio and reduces risks associated with variable fuel prices. The Hydro Transaction allows us to reduce our reliance on third party power purchase agreements and spot market purchases, more closely matching our electric generation resources with forecasted customer demand. With reduced amounts of purchased power, we are less exposed to market volatility and better positioned to control the cost of supplying electricity to our customers.

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

The MPSC order approving the Hydro Transaction provided that customers would have no financial risk related to our temporary ownership of the Kerr Project, with a compliance filing required upon completion of the transfer to CSKT. We sold any excess system generation, which was primarily due to our temporary ownership of the Kerr Project, in the market and provided revenue credits to our Montana retail customers until the transfer to the CSKT. Therefore, during our temporary ownership a net benefit of approximately $2.7 million was provided to customers and there was no benefit to shareholders. In December 2015, we submitted the required hydro compliance filing to remove the Kerr Project from cost of service, adjust for actual revenue credits and increase property taxes to actual amounts for the Hydro Transaction. Interim rates were approved in January 2016, and we expect the MPSC to issue a final order during the second quarter of 2016.

•	While we expect our revenues and expenses to decrease as a result of the conveyance of the Kerr Project, the impact to net income should be minimal.

Montana Electric and Natural Gas Tracker Filings

Each year we submit an electric and natural gas tracker filing for recovery of supply costs for the 12-month period ended June 30 and for the projected supply costs for the next 12-month period. The MPSC reviews such filings and makes its cost recovery determination based on whether or not our electric supply procurement activities were prudent.

Our 2013/2014 electric tracker filing included market purchases made between July 2013 and January 2014 for replacement power during an outage at Colstrip Unit 4. Inclusion of these costs in the tracker filing is consistent with the treatment of replacement power during previous outages. During a June 2014 MPSC work session, approximately $11 million of these incremental market purchases related to the Colstrip Unit 4 outage were identified by the MPSC for additional prudency review. In addition, intervenors challenged our recovery of costs associated with Colstrip Unit 4, particularly the costs incurred as a result of the outage, as imprudent. A hearing was held in October 2015 and we expect the MPSC to issue a final order in first quarter of 2016.

In October 2015, we received a final order in the natural gas consolidated 2013/2014 and 2012/2013 tracker docket. This consolidated docket included our request to continue collecting the cost of service for natural gas production interests acquired in August 2012 and December 2013 in northern Montana's Bear Paw Basin (Bear Paw) on an interim basis. The MPSC order requires that we revise the bridge rates currently used to reflect our actual fixed cost requirements since acquisition of these interests. In addition, the order requires us to make a filing by September 2016 to address the cost-recovery of our gas production fields.

Dave Gates Generating Station at Mill Creek (DGGS) - FERC Filing

In April 2014, the FERC issued an order affirming a FERC Administrative Law Judge's (ALJ) initial decision in September 2012, regarding cost allocation at DGGS between retail and wholesale customers. This decision concluded that only a portion of these costs should be allocated to FERC jurisdictional customers. We have been recognizing revenue consistent with the ALJ's initial decision. As of December 31, 2015, we have cumulative deferred revenue of approximately $27.3 million, which is subject to refund and recorded within current regulatory liabilities in the Consolidated Balance Sheets.

In May 2014, we filed a request for rehearing, which remains pending. In our request for rehearing, we have argued that no refunds are due even if the cost allocation method is modified prospectively. There is no deadline by which FERC must act on our rehearing petition. Customer refunds, if any, will not be due until 30 days after a FERC order on rehearing. If unsuccessful on rehearing, we may appeal to a United States Circuit Court of Appeals. The time line for any such appeal could, depending on when the FERC issues a rehearing order, extend into 2017 or beyond.

The FERC order was assessed as a triggering event as to whether an impairment charge should be recorded with respect to DGGS. We continue to evaluate options to use DGGS in combination with other generation resources, including our hydro facilities, to minimize portfolio costs, which may facilitate cost recovery. The cost recovery of any alternative use of DGGS would be subject to regulatory approval and we cannot provide assurance of such approval. We do not believe an impairment loss is probable at this time; however, we will continue to evaluate recovery of this asset in the future as facts and circumstances change.

INVESTMENT

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

Our Montana Distribution System Infrastructure Project (DSIP) is a multi-year effort to accelerate the replacement and modernization of our existing electric and natural gas distribution system in Montana. With DSIP we intend to address a number of objectives to arrest and/or reverse the trend in aging infrastructure while maintaining and/or improving upon our already high level of safety and reliability. During 2015, we had DSIP capital expenditures of approximately $52 million. We are also working to define the project size, scope and timeline of our overall electric and natural gas transmission and distribution infrastructure investment plan. With this overall plan we also intend to address aging infrastructure, system reliability and safety, capacity and preparing the system for adoption of new technologies.

Our estimated capital expenditures for the next five years, including our electric and natural gas transmission and distribution infrastructure investment plan, are as follows (in thousands):

Capital Spending Forecast

$350
$300
$250
$200
$150
$100
$50
$0
$ in Millions
$308.1M
$304.7M
$300.0M
$300.9M
$256.4M
2016
2017
2018
2019
2020
MT Electric
SD Electric
MT Gas
SD/NE Gas

	2016	2017	2018	2019	2020
Electric	$ 255.4	$ 249.2	$ 236.5	$ 242.1	$ 175.6
Natural Gas	52.7	55.5	63.5	58.8	80.8
Total Capital	$ 308.1	$ 304.7	$ 300.0	$ 300.9	$ 256.4

Supply Investments

Our resource plans identify portfolio resource requirements including potential investments. Since 2010, we have acquired gas production and gathering system assets as a part of an overall strategy to provide rate stability and customer value through the addition of regulated assets that are not subject to market forces. As of December 31, 2015, these owned reserves totaled approximately 65.9 Bcf and are estimated to provide approximately 5.3 Bcf each year, or about 27 percent of our expected annual retail natural gas load in Montana. We continue to pursue opportunities to secure low cost gas reserves for our customers, with a target of owning 50% of our supply.

Our estimated capital expenditure requirements above do not include estimates for incremental natural gas reserve acquisitions, potential peaking generation needs or other investment opportunities that may arise.

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

OVERALL CONSOLIDATED RESULTS

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

	Year Ended December 31,
	2015	2014	Change	% Change
	(in millions)
Operating Revenues
Electric	$944.4	$878.0	$66.4	7.6%
Natural Gas	269.9	326.9	(57.0)	(17.4)
	$1,214.3	$1,204.9	$9.4	0.8%

	Year Ended December 31,
	2015	2014	Change	% Change
	(in millions)
Cost of Sales
Electric	$281.3	$348.6	$(67.3)	(19.3)%
Natural Gas	91.6	134.0	(42.4)	(31.6)
	$372.9	$482.6	$(109.7)	(22.7)%

	Year Ended December 31,
	2015	2014	Change	% Change
	(in millions)
Gross Margin
Electric	$663.1	$529.4	$133.7	25.3%
Natural Gas	178.3	192.9	(14.6)	(7.6)
	$841.4	$722.3	$119.1	16.5%

Consolidated gross margin in 2015 was $841.4 million, an increase of $119.1 million, or 16.5%, from gross margin in 2014. Factors that impacted gross margin included:

Gross Margin 2015 vs. 2014
(in millions)
Hydro operations	$135.0
South Dakota electric rate increase	5.6
Property tax trackers	2.1
Electric and natural gas retail volumes	(12.8)
Expenses recovered in trackers	(5.0)
Electric QF adjustment	(3.2)
Gas production rates and deferral	(1.9)
Other	(0.7)
Consolidated Gross Margin	$119.1

Consolidated gross margin increased $119.1 million primarily due to the following:

•	An increase in generation margin from the November 2014 Hydro Transaction;

•	An increase in South Dakota electric rates effective July 2015; and

•	An increase in property taxes included in trackers.

These increases were partly offset by:

•	A decrease in electric and natural gas retail volumes due primarily to warmer winter weather, partly offset by customer growth;

•	A $5.0 million decrease in costs recovered in our supply trackers, which includes:

◦	A $3.1 million increase in production tax credits, which is a reduction in our customer's rates, as a result of the Beethoven wind project acquisition (offset in income tax expense);

◦	A $1.0 million decrease in production taxes associated with our gas production operations (offset in property and other taxes); and

◦	A $0.9 million decrease in operating expenses, primarily related to efficiency measures implemented by customers (offset in operating, general and administrative expense).

•	A $3.2 million QF adjustment, which includes:

◦	A $6.1 million increase in the QF liability recorded in the second quarter of 2015 based on a review of contract assumptions in our estimated liability; partly offset by

◦	A $2.9 million lower QF related supply costs based on actual QF pricing and output; and

•	A decrease in gas production rates and deferral of interim gas production revenue based on actual costs.

	Year Ended December 31,
	2015	2014	Change	% Change
	(in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$297.5	$305.9	$(8.4)	(2.7)%
Property and other taxes	133.4	114.6	18.8	16.4
Depreciation and depletion	144.7	123.8	20.9	16.9
	$575.6	$544.3	$31.3	5.8%

Consolidated operating, general and administrative expenses were $297.5 million in 2015 as compared with $305.9 million in 2014. Primary components of this change include the following:

Operating, General, & Administrative Expenses 2015 vs. 2014
(in millions)
Insurance recovery, net	$(20.8)
Hydro Transaction costs	(9.5)
Non-employee directors deferred compensation	(4.7)
Generator maintenance costs	(2.2)
Bad debt expense	(1.5)
Fleet fuel costs	(1.2)
Environmental costs	(1.1)
Operating expenses recovered in trackers	(0.9)
Hydro operations	33.2
Employee benefit and compensation costs	3.8
Other	(3.5)
Decrease in Operating, General & Administrative Expenses	$(8.4)

The decrease in operating, general and administrative expenses of $8.4 million was primarily due to the following:

•	A net insurance recovery primarily associated with electric generation related environmental remediation costs incurred in prior periods;

•	Lower professional and legal fees due to Hydro Transaction costs incurred in the prior period;

•
Non-employee directors deferred compensation decreased primarily due to a decrease in our stock price. Directors may defer their board fees into deferred shares held in a rabbi trust. If the market value of our stock goes down, deferred compensation expense decreases; however, we account for the deferred shares as trading securities and their decrease in value is also reflected in other income with no impact on net income;

•	Lower generator maintenance costs at our Dave Gates Generating Station;

•	Lower bad debt expense, due to improved collection of receivables from customers;

•	Lower fleet expenses due primarily to lower average fuel costs;

•	Lower environmental costs; and

•	Lower operating expenses recovered through our supply trackers, primarily related to efficiency measures implemented by customers.

These decreases were partly offset by hydro operating costs associated with the November 2014 Hydro Transaction and higher employee benefit costs primarily due to higher medical expense and compensation costs.

Property and other taxes were $133.4 million in 2015 as compared with $114.6 million in 2014. This increase was primarily due to plant additions and higher property valuations in Montana, which includes $16.2 million from the Hydro Transaction, partly offset by a $1.0 million decrease in production taxes recovered in trackers associated with our gas production operations.

Depreciation and depletion expense was $144.7 million in 2015 as compared with $123.8 million in 2014. This increase was primarily due to plant additions, including approximately $14.4 million of hydro related depreciation.

Consolidated operating income in 2015 was $265.8 million, as compared with $178.0 million in 2014. This increase was primarily due to the Hydro Transaction and insurance recovery discussed above.

Consolidated interest expense in 2015 was $92.2 million, an increase of $14.4 million, or 18.5%, from 2014. This increase was primarily due to increased debt outstanding associated with the Hydro Transaction. See "Liquidity and Capital Resources" for additional information regarding our financing activities.

Consolidated other income in 2015 was $7.6 million as compared with $10.2 million in 2014. This decrease was primarily due to a $4.7 million reduction in the value of deferred shares held in trust for non-employee directors deferred compensation (which, as discussed above, had a corresponding reduction to operating, general and administrative expenses) partially offset by higher capitalization of AFUDC.

Consolidated income tax expense in 2015 was $30.0 million as compared with a benefit of $10.3 million in 2014. This increase was due to higher pre-tax income and an increase in our effective tax rate to 16.6% for the twelve months ended December 31, 2015 as compared with (9.3)% for the twelve months ended December 31, 2014. The income tax benefit in 2014 included the release of approximately $12.6 million of previously unrecognized tax benefits due to the lapse of statutes of limitation in the third quarter of 2014. In addition, during the third quarter of 2014, we elected the safe harbor method related to the deductibility of repair costs. This resulted in an income tax benefit of approximately $4.3 million for the cumulative adjustment for years prior to 2014, which is included in the prior year permanent return to accrual adjustments. We currently expect our 2016 effective tax rate to range between 9% - 13%.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Year Ended December 31,
	2015		2014
Income Before Income Taxes	$181.2		$110.4

Income tax calculated at 35% Federal statutory rate	63.4	35.0%	38.6	35.0%

Permanent or flow through adjustments:
State income tax, net of federal provisions	0.3	0.1	(2.0)	(1.8)
Flow through repairs deductions	(24.1)	(13.3)	(25.3)	(22.9)
Release of unrecognized tax benefit	—	—	(12.6)	(11.4)
Production tax credits	(5.7)	(3.2)	(3.1)	(2.8)
Plant and depreciation of flow through items	(2.9)	(1.6)	0.1	0.1
Prior year permanent return to accrual adjustments	0.2	0.1	(5.2)	(4.7)
Other, net	(1.2)	(0.5)	(0.8)	(0.8)
	(33.4)	(18.4)	(48.9)	(44.3)

Income Tax Expense (Benefit)	$30.0	16.6%	$(10.3)	(9.3)%

Our effective tax rate typically differs from the federal statutory tax rate of 35% primarily due to the regulatory impact of flowing through federal and state tax benefits of repairs deductions, state tax benefit of accelerated depreciation deductions (including bonus depreciation when applicable), and production tax credits.

We expect our cash payments for income taxes will be minimal through at least 2020, based on our projected taxable income and anticipated use of consolidated NOL carryforwards.

Consolidated net income in 2015 was $151.2 million as compared with $120.7 million in 2014. This increase was primarily due to the Hydro Transaction and insurance recovery as discussed above, partly offset by warmer winter weather and the inclusion in our 2014 results of an income tax benefit due to the release of previously unrecognized tax benefits.

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

Consolidated operating, general and administrative expenses were $305.9 million in 2014 as compared with $285.6 million in 2013. Primary components of this change include the following:

Operating, General, & Administrative Expenses 2014 vs. 2013
(in millions)
Natural gas production	$8.9
Hydro operating costs	5.5
Hydro Transaction legal and professional fees	5.1
Nonemployee directors deferred compensation	1.7
Operating expenses recovered in trackers	(3.4)
Other	2.5
Increase in Operating, General & Administrative Expenses	$20.3

The increase in operating, general and administrative expenses of $20.3 million was primarily due to the following:

•	Higher natural gas production costs due to the acquisition of the production assets in 2013 discussed above;

•	Operating costs associated with the November 2014 Hydro Transaction;

•	Higher legal and professional fees associated with the Hydro Transaction. Hydro Transaction related legal and professional fees were $9.5 million in 2014 as compared with $4.4 million in 2013; and

•	Non-employee directors deferred compensation increased primarily due to an increase in our stock price.

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

ELECTRIC OPERATIONS

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

•	Other: Miscellaneous electric revenues.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

	Results
	2015	2014	Change	% Change
	(in millions)
Retail revenue	$819.8	$778.7	$41.1	5.3%
Regulatory amortization	39.4	33.9	5.5	16.2
Total retail revenues	859.2	812.6	46.6	5.7
Transmission	54.7	56.0	(1.3)	(2.3)
Regulation Services	1.5	1.6	(0.1)	(6.3)
Wholesale and other	29.0	7.8	21.2	271.8
Total Revenues	944.4	878.0	66.4	7.6
Total Cost of Sales	281.3	348.6	(67.3)	(19.3)%
Gross Margin	$663.1	$529.4	$133.7	25.3%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2015	2014	2015	2014	2015	2014
	(in thousands)
Montana	$275,971	$259,070	2,359	2,400	287,387	283,319
South Dakota	49,469	50,687	551	582	49,807	49,590
Residential	325,440	309,757	2,910	2,982	337,194	332,909
Montana	344,743	323,943	3,207	3,211	64,711	63,769
South Dakota	75,442	75,084	974	979	12,473	12,330
Commercial	420,185	399,027	4,181	4,190	77,184	76,099
Industrial	43,838	41,692	2,260	2,203	75	76
Other	30,348	28,215	187	177	6,119	6,147
Total Retail Electric	$819,811	$778,691	9,538	9,552	420,572	415,231

	Cooling Degree Days			2015 as compared with:
	2015	2014	Historic Average	2014	Historic Average
Montana	385	332	315	16% warmer	22% warmer
South Dakota	792	596	734	33% warmer	8% warmer

	Heating Degree Days			2015 as compared with:
	2015	2014	Historic Average	2014	Historic Average
Montana	7,172	7,882	7,908	9% warmer	9% warmer
South Dakota	6,924	8,399	7,681	18% warmer	10% warmer

The following summarizes the components of the changes in electric margin for the years ended December 31, 2015 and 2014:

Gross Margin 2015 vs. 2014
(in millions)
Hydro operations	$135.0
South Dakota rate increase	5.6
Property tax trackers	2.1
Expenses recovered in trackers	(3.4)
QF adjustment	(3.2)
Retail volumes	(2.0)
Other	(0.4)
Increase in Gross Margin	$133.7

This increase in margin is primarily due to:

•	An increase in generation margin from the November 2014 Hydro Transaction;

•	An increase in South Dakota rates effective July 2015; and

•	An increase in property taxes included in trackers.

These increases were partly offset by:

•	A $3.4 million decrease in costs recovered in our supply trackers, which includes:

◦	A $3.1 million increase in production tax credits, which is a reduction in our customer's rates, as a result of the Beethoven wind project acquisition; and

◦	A $0.3 million decrease in operating expenses, primarily related to efficiency measures implemented by customers.

•	A $3.2 million QF adjustment, which includes:

◦	A $6.1 million increase in the QF liability recorded in the second quarter of 2015 based on a review of contract assumptions in our estimated liability; partly offset by

◦	A $2.9 million lower QF related supply costs based on actual QF pricing and output; and

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

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

	Results
	2014	2013	Change	% Change
	(in millions)
Retail revenue	$778.7	$781.7	$(3.0)	(0.4)%
Regulatory amortization	33.9	25.1	8.8	35.1
Total retail revenues	812.6	806.8	5.8	0.7
Transmission	56.0	50.1	5.9	11.8
Regulation Services	1.6	1.5	0.1	6.7
Other	7.8	6.8	1.0	14.7
Total Revenues	878.0	865.2	12.8	1.5
Total Cost of Sales	348.6	358.7	(10.1)	(2.8)%
Gross Margin	$529.4	$506.5	$22.9	4.5%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2014	2013	2014	2013	2014	2013
	(in thousands)
Montana	$259,070	$271,283	2,400	2,411	283,319	280,517
South Dakota	50,687	48,574	582	580	49,590	49,298
Residential	309,757	319,857	2,982	2,991	332,909	329,815
Montana	323,943	321,261	3,211	3,182	63,769	63,154
South Dakota	75,084	69,800	979	965	12,330	12,073
Commercial	399,027	391,061	4,190	4,147	76,099	75,227
Industrial	41,692	41,495	2,203	2,158	76	74
Other	28,215	29,316	177	187	6,147	5,991
Total Retail Electric	$778,691	$781,729	9,552	9,483	415,231	411,107

	Cooling Degree Days			2014 as compared with:
	2014	2013	Historic Average	2013	Historic Average
Montana	332	438	307	24% colder	8% warmer
South Dakota	596	848	733	30% colder	19% colder

	Heating Degree Days			2014 as compared with:
	2014	2013	Historic Average	2013	Historic Average
Montana	7,882	7,817	7,889	1% colder	Remained flat
South Dakota	8,399	8,292	7,653	1% colder	10% colder

The following summarizes the components of the changes in electric margin for the years ended December 31, 2014 and 2013:

Gross Margin 2014 vs. 2013
(in millions)
Hydro operations	$20.5
Transmission	5.9
Retail volumes	1.6
Operating expenses recovered in supply tracker	(3.4)
DSM lost revenues	(1.9)
Other	0.2
Increase in Gross Margin	$22.9

This increase in margin is primarily due to:

•	An increase in generation margin from the November 2014 Hydro Transaction;

•	Higher demand to transmit energy across our transmission lines due primarily to interconnection with MATL that went into commercial operation late in 2013; and

•	An increase in overall retail volumes as a result of colder winter weather and customer growth.

These increases were partly offset by:

•	Lower revenue for operating expenses recovered through our supply trackers, primarily related to efficiency measures implemented by customers; and

•	A decrease in DSM lost revenues recovered through our supply trackers related to efficiency measures implemented by customers, as discussed above.

The increase in regulatory amortization revenue reflected above is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on gross margin.

NATURAL GAS OPERATIONS

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

•	Wholesale: Primarily represents transportation and storage for others.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

	Results
	2015	2014	Change	% Change
	(in millions)
Retail revenue	$223.5	$282.6	$(59.1)	(20.9)%
Regulatory amortization	5.9	1.3	4.6	353.8
Total retail revenues	229.4	283.9	(54.5)	(19.2)
Wholesale and other	40.5	43.0	(2.5)	(5.8)
Total Revenues	269.9	326.9	(57.0)	(17.4)
Total Cost of Sales	91.6	134.0	(42.4)	(31.6)
Gross Margin	$178.3	$192.9	$(14.6)	(7.6)%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2015	2014	2015	2014	2015	2014
	(in thousands)
Montana	$98,030	$124,635	11,809	12,797	166,070	163,920
South Dakota	24,429	29,807	2,673	3,278	38,858	38,594
Nebraska	20,948	25,488	2,340	2,730	36,947	36,845
Residential	143,407	179,930	16,822	18,805	241,875	239,359
Montana	49,374	63,707	6,203	7,044	22,943	22,717
South Dakota	16,969	22,235	2,700	3,117	6,295	6,166
Nebraska	11,700	14,297	1,810	2,058	4,650	4,629
Commercial	78,043	100,239	10,713	12,219	33,888	33,512
Industrial	1,168	1,286	152	139	263	262
Other	854	1,130	123	139	153	153
Total Retail Gas	$223,472	$282,585	27,810	31,302	276,179	273,286

	Heating Degree Days			2015 as compared with:
	2015	2014	Historic Average	2014	Historic Average
Montana	7,172	7,882	7,908	9% warmer	9% warmer
South Dakota	6,924	8,399	7,681	18% warmer	10% warmer
Nebraska	5,663	6,412	6,340	12% warmer	11% warmer

The following summarizes the components of the changes in natural gas margin for the years ended December 31, 2015 and 2014:

Gross Margin 2015 vs. 2014
(in millions)
Retail volumes	$(10.8)
Gas production rates and deferral	(1.9)
Expenses recovered in trackers	(1.6)
Other	(0.3)
Decrease in Gross Margin	$(14.6)

This decrease in gross margin and volumes was primarily due to:

•	A decrease in retail volumes due primarily to warmer winter weather, partly offset by customer growth;

•	A decrease in gas production rates and deferral of interim gas production revenue based on actual costs; and

•	A $1.6 million decrease in costs recovered in our supply trackers, which includes:

◦	A $1.0 million decrease in production taxes associated with our gas production operations; and

◦	A $0.6 million decrease in operating expenses, primarily related to efficiency measures implemented by customers.

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

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

	Results
	2014	2013	Change	% Change
	(in millions)
Retail revenue	$282.6	$253.4	$29.2	11.5%
Regulatory amortization	1.3	(5.2)	6.5	(125.0)
Total retail revenues	283.9	248.2	35.7	14.4
Wholesale and other	43.0	39.4	3.6	9.1
Total Revenues	326.9	287.6	39.3	13.7
Total Cost of Sales	134.0	120.9	13.1	10.8
Gross Margin	$192.9	$166.7	$26.2	15.7%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2014	2013	2014	2013	2014	2013
	(in thousands)
Montana	$124,635	$111,605	12,797	12,736	163,920	162,542
South Dakota	29,807	26,302	3,278	3,074	38,594	38,230
Nebraska	25,488	24,740	2,730	2,648	36,845	36,692
Residential	179,930	162,647	18,805	18,458	239,359	237,464
Montana	63,707	56,356	7,044	6,591	22,717	22,614
South Dakota	22,235	19,163	3,117	3,025	6,166	6,045
Nebraska	14,297	13,160	2,058	1,971	4,629	4,601
Commercial	100,239	88,679	12,219	11,587	33,512	33,260
Industrial	1,286	1,083	139	129	262	264
Other	1,130	1,019	139	137	153	156
Total Retail Gas	$282,585	$253,428	31,302	30,311	273,286	271,144

	Heating Degree Days			2014 as compared with:
	2014	2013	Historic Average	2013	Historic Average
Montana	7,882	7,817	7,889	1% colder	Remained flat
South Dakota	8,399	8,292	7,653	1% colder	10% colder
Nebraska	6,412	6,446	6,315	1% warmer	2% colder

The following summarizes the components of the changes in natural gas margin for the years ended December 31, 2014 and 2013:

Gross Margin 2014 vs. 2013
(in millions)
Natural gas production	$21.4
Montana rate increase	4.9
Retail volumes	1.4
Other	(1.5)
Increase in Gross Margin	$26.2

This increase in gross margin and volumes was primarily due to:

•	An increase in natural gas production margin primarily due to the acquisition of gas production assets in December 2013;

•	An increase in Montana natural gas delivery rates implemented in April 2013; and

•	An increase in retail volumes due primarily to colder weather and customer growth.

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

Also during 2015, we financed the Beethoven wind project acquisition with a combination of $70 million of South Dakota first mortgage bonds, approximately $57 million of equity and the remainder with short-term borrowings. The $70 million of South Dakota first mortgage bonds were issued in September 2015 at a fixed interest rate of 4.26% maturing in 2040. The bonds are secured by our electric and natural gas assets in South Dakota and were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The equity transaction was completed in October 2015 through the issuance of 1,100,000 shares of our common stock at $51.81 per share.

Short-term liquidity is provided by internal cash flows, the sale of commercial paper and use of our $350 million unsecured revolving credit facility. We utilize our short-term borrowings and/or revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. Short-term borrowings may also be used to temporarily fund utility capital requirements. As of December 31, 2015, our total net liquidity was approximately $132.1 million, including $12.0 million of cash and $120.1 million of revolving credit facility availability. As of December 31, 2015, there were no letters of credit outstanding.

We closely monitor the financial institutions associated with our credit facility. A total of eight banks participate in our revolving credit facility, with no one bank providing more than 21% of the total availability. As of December 31, 2015, no bank has advised us of its intent to withdraw from the revolving credit facility or to not honor its obligations. Our revolving credit facility requires us to maintain a debt to capitalization ratio at or below 65%. At December 31, 2015, we were in compliance with this ratio. The revolving credit facility also contains default and related acceleration provisions related to default on other debt. The following table presents additional information about short term borrowings during the year ended December 31, 2015 (in millions):

Amount outstanding at year end	$229.9
Daily average amount outstanding	$192.8
Maximum amount outstanding	$267.8
Minimum amount outstanding	$118.9

As of February 5, 2016, our availability under our revolving credit facility was approximately $153.1 million.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and impact our trade credit availability. Fitch Ratings (Fitch) , Moody's Investors Service (Moody's) and Standard and Poor's Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies' assessment of our ability to pay interest and principal when due on our debt. As of February 5, 2016, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A	A-	F2	Stable
Moody’s	A1	A3	Prime-2	Negative
S&P	A-	BBB	A-2	Stable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Capital Requirements

Our capital expenditures program is subject to continuing review and modification. Actual utility construction expenditures may vary from estimates due to changes in electric and natural gas projected load growth, changing business operating conditions and other business factors. We anticipate funding capital expenditures through cash flows from operations, available credit sources, debt and equity issuances and future rate increases. Our estimated capital expenditures are discussed above in the "Strategy" section.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of December 31, 2015. See additional discussion in Note 19 – Commitments and Contingencies to the Consolidated Financial Statements.

	Total	2016	2017	2018	2019	2020	Thereafter
	(in thousands)
Long-term debt	$1,782,128	$—	$—	$55,000	$250,000	$—	$1,477,128
Capital leases	28,162	1,837	1,979	2,133	2,298	2,476	17,439
Short-term borrowings	229,874	229,874	—	—	—	—	—
Estimated pension and other postretirement obligations (1)	67,992	13,823	13,661	13,554	13,489	13,465	N/A
Qualifying facilities (2) liability	955,293	72,629	74,684	76,782	78,918	81,068	571,212
Supply and capacity contracts (3)	1,910,179	226,139	189,919	147,119	143,328	108,954	1,094,720
Contractual interest payments on debt (4)	1,452,697	85,104	84,961	83,140	71,820	63,895	1,063,777
Environmental remediation obligations (1)	6,900	1,300	1,650	1,650	1,500	800	N/A
Total Commitments (5)	$6,433,225	$630,706	$366,854	$379,378	$561,353	$270,658	$4,224,276
___________________________

(1)
We have estimated cash obligations related to our pension and other postretirement benefit programs and environmental remediation obligations for five years, as it is not practicable to estimate thereafter. The pension and other postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.

(2)
Certain QFs require us to purchase minimum amounts of energy at prices ranging from $74 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $955.3 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $740.6 million.

(3)
We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 26 years.

(4)	For our variable rate short-term borrowings outstanding, we have assumed an average interest rate of 0.82% through maturity.

(5)	Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

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

As of December 31, 2015, we are under collected on our natural gas and electric trackers by approximately $29.4 million, as compared with $33.0 million as of December 31, 2014, and $27.3 million as of December 31, 2013.

Cash Flows

The following table summarizes our consolidated cash flows for 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
Operating Activities
Net income	$151.2	$120.7	$94.0
Non-cash adjustments to net income	177.2	114.6	166.1
Changes in working capital	10.1	10.9	(30.4)
Other noncurrent assets and liabilities	1.3	3.8	(36.0)
	339.8	250.0	193.7
Investing Activities
Property, plant and equipment additions	(283.7)	(270.3)	(230.5)
Acquisitions	(146.7)	(903.6)	(68.7)
Change in restricted cash	16.1	(16.3)	—
Investment in New Market Tax Credit program	—	(18.2)	—
Proceeds from sale of assets	30.2	1.5	3.8
	(384.1)	(1,206.9)	(295.4)
Financing Activities
Proceeds from issuance of common stock, net	56.7	399.2	56.8
Issuances of long-term debt, net	120.0	505.7	99.9
(Repayments) issuances of short-term borrowings, net	(38.0)	126.9	18.0
Dividends on common stock	(90.1)	(65.0)	(57.7)
Financing costs	(12.1)	(5.2)	(7.6)
Other	(0.6)	(0.9)	(0.9)
	35.9	960.7	108.5
Net (Decrease) Increase in Cash and Cash Equivalents	$(8.4)	$3.8	$6.8
Cash and Cash Equivalents, beginning of period	$20.4	$16.6	$9.8
Cash and Cash Equivalents, end of period	$12.0	$20.4	$16.6

Cash Flows Provided By Operating Activities

As of December 31, 2015, our cash and cash equivalents were $12.0 million as compared with $20.4 million at December 31, 2014. Cash provided by operating activities totaled $339.8 million for the year ended December 31, 2015 as compared with $250.0 million during 2014. This increase in operating cash flows is primarily due to higher net income after non-cash adjustments, primarily due to the results of the Hydro Transaction. This increase was offset in part by an $18.4 million settlement of interest rate swaps during the first quarter of 2015.

Our 2014 operating cash flows increased by approximately $56.3 million as compared with 2013. This increase in operating cash flows is primarily due to higher net income and improved collections of customer receivables as compared with 2013, as the prior year was affected by billing delays resulting from the implementation of a new customer information system in September 2013.

Cash Flows Used In Investing Activities

Cash used in investing activities totaled $384.1 million during the year ended December 31, 2015, as compared with $1.2 billion during 2014, and $295.4 million in 2013. During 2015, we purchased the 80 MW Beethoven wind project in South Dakota for approximately $143 million. Plant additions during 2015 include maintenance additions of approximately$103.9 million, capacity related capital expenditures of approximately $81.4 million, supply related capital expenditures of approximately $26.4 million, primarily related to electric generation facilities in South Dakota, and infrastructure capital expenditures of approximately $54.6 million. Partially offsetting the impact of these expenditures was the receipt of $30 million for the sale of the Kerr Project. During 2014, we completed the Hydro Transaction for approximately $903.5 million.

Property, plant and equipment additions during 2014 and 2013 were $270.3 million, and $230.5 million, respectively. Asset acquisitions during 2013 primarily consist of Montana natural gas production assets.

Cash Flows Provided By Financing Activities

Cash provided by financing activities totaled $35.9 million during 2015 as compared with $960.7 million during 2014 and $108.5 million during 2013. During 2015, net cash provided by financing activities includes net proceeds from the issuance of debt of $120.0 million and common stock issuances of $56.7 million, partially offset by net repayments of commercial paper of $38.0 million, the payment of dividends of $90.1 million and the payment of financing costs of $12.1 million. During 2014, primarily to fund the Hydro Transaction we received proceeds from common stock issuances of $399.2 million, proceeds from the net issuance of debt of $505.7 million, and proceeds from the net issuance of commercial paper of $126.9 million, partially offset by the payment of dividends of $65.0 million.

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

As of April 1, 2015, the fair value of each of our reporting units substantially exceeded carrying value, including goodwill. In estimating cash flows, we incorporate expected long-term growth rates in our service territory, regulatory stability, and commodity prices (where appropriate), as well as other factors that affect our revenue, expense and capital expenditure projections. Due to our regulated environment, if an increase in the cost of capital occurred, the effect on the corresponding reporting unit's fair value should be ultimately offset by a similar increase in the reporting unit's regulated revenues since those rates include a component that is based on the reporting unit's cost of capital.

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

Qualifying Facilities Liability

Our QF liability primarily consists of unrecoverable costs associated with three contracts covered under the Public Utility Regulatory Policies Act (PURPA). Under the terms of these contracts, we are required to purchase minimum amounts of energy at prices ranging from $74 to $136 per MWH through 2029. Our estimated gross contractual obligation related to the QFs is approximately $955.3 million through 2029. A portion of the costs incurred to purchase this energy is recoverable through rates, totaling approximately $740.6 million through 2029. We maintain a liability based on the net present value (discounted at 7.75%) of the difference between our estimated obligations under the QFs and the fixed amounts recoverable in rates.

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

Regulatory Assets and Liabilities

Our operations are subject to the provisions of ASC 980, Regulated Operations (ASC 980). Our regulatory assets are the probable future revenues associated with certain costs to be recovered from customers through the ratemaking process, including our estimate of amounts recoverable for natural gas and electric supply purchases. Regulatory liabilities are the probable future reductions in revenues associated with amounts to be credited to customers through the ratemaking process. We determine which costs are recoverable by consulting previous rulings by state regulatory authorities in jurisdictions where we operate or other factors that lead us to believe that cost recovery is probable. This accounting treatment is impacted by the uncertainties of our regulatory environment, anticipated future regulatory decisions and their impact. If any part of our operations becomes no longer subject to the provisions of ASC 980, or facts and circumstances lead us to conclude that a recorded regulatory asset is no longer probable of recovery, we would record a charge to earnings, which could be material. In addition, we would need to determine if there was any impairment to the carrying costs of the associated plant and inventory assets.

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

We set the discount rate using a yield curve analysis, which projects benefit cash flows into the future and then discounts those cash flows to the measurement date using a yield curve. This is done by constructing a hypothetical bond portfolio whose cash flow from coupons and maturities matches the year-by-year, projected benefit cash flow from our plans. Based on this analysis as of December 31, 2015, our discount rate on the NorthWestern Corporation pension plan is 4.15% and on the NorthWestern Energy pension plan is 4.30%.

In determining the expected long-term rate of return on plan assets, we review historical returns, the future expectations for returns for each asset class weighted by the target asset allocation of the pension and postretirement portfolios, and long-term inflation assumptions. Our expected long-term rate of return on assets assumption is 5.80% for 2016.

Cost Sensitivity

The following table reflects the sensitivity of pension costs to changes in certain actuarial assumptions (in thousands):

Actuarial Assumption	Change in Assumption	Impact on Pension Cost	Impact on Projected Benefit Obligation
Discount rate	0.25%	$(2,457)	$(19,388)
	(0.25)	2,582	20,727
Rate of return on plan assets	0.25	(1,360)	N/A
	(0.25)	(1,360)	N/A

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

Income Taxes

Judgment and the use of estimates are required in developing the provision for income taxes and reporting of tax-related assets and liabilities. Deferred income tax assets and liabilities represent the future effects on income taxes from temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The probability of realizing deferred tax assets is based on forecasts of future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. We establish a valuation allowance when it is more likely than not that all, or a portion of, a deferred tax asset will not be realized. Exposures exist related to various tax filing positions, which may require an extended period of time to resolve and may result in income tax adjustments by taxing authorities. We have reduced deferred tax assets or established liabilities based on our best estimate of future probable adjustments related to these exposures. On a quarterly basis, we evaluate exposures in light of any additional information and make adjustments as necessary to reflect the best estimate of the future outcomes. We currently estimate that as of December 31, 2015, we have approximately $216 million of consolidated NOLs prior to consideration of unrecognized tax benefits to offset federal taxable income in future years. We believe our deferred tax assets and established liabilities are appropriate for estimated exposures; however, actual results may differ significantly from these estimates.

The interpretation of tax laws involves uncertainty. Ultimate resolution of income tax matters may result in favorable or unfavorable impacts to net income and cash flows and adjustments to tax-related assets and liabilities could be material. The uncertainty and judgment involved in the determination and filing of income taxes is accounted for by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We have unrecognized tax benefits of approximately $92.4 million as of December 31, 2015. The resolution of tax matters in a particular future period could have a material impact on our provision for income taxes, results of operations and our cash flows.

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

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%. To more cost effectively meet short-term cash requirements, we established a program where we may issue commercial paper; which is supported by our revolving credit facility. Since commercial paper terms are short-term, we are subject to interest rate risk. As of December 31, 2015, we had approximately $229.9 million of commercial paper outstanding and no borrowings on our revolving credit facility. A 1% increase in interest rates would increase our annual interest expense by approximately $2.3 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial information, including the reports of independent registered public accounting firm, the quarterly financial information, and the financial statement schedule, required by this Item 8 is set forth on pages F-1 to F- 47 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

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

We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our principal executive officer and principal financial officer have concluded that, as of December 31, 2015, our disclosure controls and procedures are effective.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our evaluation, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. Their report appears on page F-3.

ITEM 9B.  OTHER INFORMATION

Not applicable.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and corporate governance will be set forth in NorthWestern Corporation's Proxy Statement for its 2016 Annual Meeting of Shareholders, which is incorporated by reference. Information with respect to our Executive Officers is included in Item 1 to this report.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item will be set forth in NorthWestern Corporation's Proxy Statement for its 2016 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this item will be set forth in NorthWestern Corporation's Proxy Statement for its 2016 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning relationships and related transactions of the directors and officers of NorthWestern Corporation and director independence will be set forth in NorthWestern Corporation's Proxy Statement for its 2016 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning fees paid to the principal accountant for each of the last two years will be set forth in NorthWestern Corporation's Proxy Statement for its 2016 Annual Meeting of Shareholders, which is incorporated by reference.

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

2.1(e)
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

4.2 (g)
Thirteenth Supplemental Indenture, dated as of September 1, 2015, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated September 29, 2015, Commission File No. 1-10499).

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

4.4(n)
Thirty-second Supplemental Indenture, dated as of November 1, 2014, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees (incorporated by reference to Exhibit 4.4(n) of the Company's Report on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10499).

4.4(o)
Thirty-third Supplemental Indenture, dated as of November 14, 2014, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated November 14, 2014, Commission File No. 1-10499).

4.4(p)
Thirty-fourth Supplemental Indenture, dated as of January 1, 2015, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees (incorporated by reference to Exhibit 4.4(p) of the Company's Report on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10499).

4.4(q)
Thirty-fifth Supplemental Indenture, dated as of June 1, 2015, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated June 29, 2015, Commission File No. 1-10499).

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

10.1(q) †
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

NORTHWESTERN CORPORATION

February 11, 2016	By:	/s/ ROBERT C. ROWE
Robert C. Rowe
President and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned directors and/or officers of NorthWestern Corporation, hereby severally constitute and appoint Robert C. Rowe and Crystal D. Lail, and each of them with full power to act alone, our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution and revocation, for each of us and in our name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grant unto such attorneys-in-fact and agents, and each of them, the full power and authority to do each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as each of us might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their respective substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. LINN DRAPER JR.	Chairman of the Board	February 11, 2016
E. Linn Draper Jr.

/s/ ROBERT C. ROWE	President, Chief Executive Officer and Director	February 11, 2016
Robert C. Rowe	(Principal Executive Officer)

/s/ BRIAN B. BIRD	Vice President and Chief Financial Officer	February 11, 2016
Brian B. Bird	(Principal Financial Officer)

/s/ CRYSTAL D. LAIL	Vice President and Controller	February 11, 2016
Crystal D. Lail	(Principal Accounting Officer)

/s/ STEPHEN P. ADIK	Director	February 11, 2016
Stephen P. Adik

/s/ DOROTHY M. BRADLEY	Director	February 11, 2016
Dorothy M. Bradley

/s/ DANA J. DYKHOUSE	Director	February 11, 2016
Dana J. Dykhouse

/s/ JAN R. HORSFALL	Director	February 11, 2016
Jan R. Horsfall

/s/ JULIA L. JOHNSON	Director	February 11, 2016
Julia L. Johnson

Director
Denton Louis Peoples

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NorthWestern Corporation:

We have audited the accompanying consolidated balance sheets of NorthWestern Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NorthWestern Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 10, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NorthWestern Corporation:

We have audited the internal control over financial reporting of NorthWestern Corporation and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 10, 2016, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 10, 2016

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues
Electric	$944,428	$877,967	$865,239
Gas	269,871	326,896	287,605
Other	—	—	1,675
Total Revenues	1,214,299	1,204,863	1,154,519
Operating Expenses
Cost of sales	372,864	482,591	479,546
Operating, general and administrative	297,475	305,886	285,569
Property and other taxes	133,442	114,592	105,540
Depreciation and depletion	144,702	123,776	112,831
Total Operating Expenses	948,483	1,026,845	983,486
Operating Income	265,816	178,018	171,033
Interest Expense, net	(92,153)	(77,802)	(70,486)
Other Income, net	7,583	10,198	7,737
Income Before Income Taxes	181,246	110,414	108,284
Income Tax (Expense) Benefit	(30,037)	10,272	(14,301)
Net Income	$151,209	$120,686	$93,983

Average Common Shares Outstanding	47,298	40,156	38,145
Basic Earnings per Average Common Share	$3.20	$3.01	$2.46
Diluted Earnings per Average Common Share	$3.17	$2.99	$2.46

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Net Income	$151,209	$120,686	$93,983
Other comprehensive income (loss), net of tax:
Reclassification of net gains on derivative instruments	(698)	(684)	(730)
Realized loss on cash flow hedging derivatives	—	(11,145)	—
Postretirement medical liability adjustment	310	82	963
Foreign currency translation	558	265	166
Total Other Comprehensive Income (Loss)	170	(11,482)	399
Comprehensive Income	$151,379	$109,204	$94,382

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$11,980	$20,362
Restricted cash	6,634	29,662
Accounts receivable, net	154,410	163,479
Inventories	53,458	55,094
Regulatory assets	51,348	47,374
Deferred income taxes	—	20,843
Other	8,830	14,071
Total current assets	286,660	350,885
Property, plant, and equipment, net	4,059,499	3,758,008
Goodwill	357,586	355,128
Regulatory assets	517,223	455,757
Other noncurrent assets	57,672	54,165
Total Assets	$5,278,640	$4,973,943
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$1,837	$1,730
Short-term borrowings	229,874	267,840
Accounts payable	74,511	81,961
Accrued expenses	183,988	206,882
Regulatory liabilities	80,990	56,169
Total current liabilities	571,200	614,582
Long-term capital leases	26,325	28,162
Long-term debt	1,782,128	1,662,099
Deferred income taxes	501,532	446,600
Noncurrent regulatory liabilities	378,711	362,228
Other noncurrent liabilities	418,570	382,489
Total Liabilities	3,678,466	3,496,160
Commitments and Contingencies (Note 19)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 51,788,961 and 48,172,158, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	518	505
Treasury stock at cost	(93,948)	(92,558)
Paid-in capital	1,376,291	1,313,844
Retained earnings	325,909	264,758
Accumulated other comprehensive loss	(8,596)	(8,766)
Total Shareholders' Equity	1,600,174	1,477,783
Total Liabilities and Shareholders' Equity	$5,278,640	$4,973,943

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net Income	$151,209	$120,686	$93,983
Items not affecting cash:
Depreciation and depletion	144,702	123,776	112,831
Amortization of debt issue costs, discount and deferred hedge gain	2,258	5,033	2,039
Stock-based compensation costs	5,082	3,262	2,404
Equity portion of allowance for funds used during construction	(8,684)	(6,554)	(5,050)
Gain on disposition of assets	(20)	(1,330)	(721)
Deferred income taxes	33,886	(9,612)	54,617
Changes in current assets and liabilities:
Restricted cash	6,920	(6,408)	(196)
Accounts receivable	9,069	12,622	(30,792)
Inventories	1,636	747	181
Other current assets	5,514	4,201	(2,940)
Accounts payable	(11,169)	(9,565)	6,235
Accrued expenses	(22,738)	8,530	1,949
Regulatory assets	(3,974)	(8,952)	(2,846)
Regulatory liabilities	24,821	9,763	(2,019)
Other noncurrent assets	(5,584)	2,853	(43,714)
Other noncurrent liabilities	6,890	987	7,755
Cash Provided by Operating Activities	339,818	250,039	193,716
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(283,705)	(270,384)	(230,454)
Acquisitions	(146,668)	(903,573)	(68,666)
Proceeds from sale of assets	30,209	1,535	3,766
Change in restricted cash	16,108	(16,358)	—
Investment in New Market Tax Credit program	—	(18,169)	—
Cash Used in Investing Activities	(384,056)	(1,206,949)	(295,354)
FINANCING ACTIVITIES:
Dividends on common stock	(90,058)	(65,019)	(57,684)
Proceeds from issuance of common stock, net	56,651	399,207	56,825
Issuance of long-term debt	270,000	505,789	100,000
Repayment of long-term debt	(150,025)	(90)	(149)
(Repayments) issuances of short-term borrowings, net	(37,966)	126,890	18,016
Treasury stock activity	(664)	(814)	(1,042)
Financing costs	(12,082)	(5,248)	(7,593)
Cash Provided by Financing Activities	35,856	960,715	108,373
Net (Decrease) Increase in Cash and Cash Equivalents	(8,382)	3,805	6,735
Cash and Cash Equivalents, beginning of period	20,362	16,557	9,822
Cash and Cash Equivalents, end of period	$11,980	$20,362	$16,557

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

(in thousands, except per share data)

	Number of Common Shares	Number of Treasury Shares	Common Stock	Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at December 31, 2012	40,792	3,571	$408	$849,218	$(90,702)	$172,791	$2,317	$934,032

Net income	—	—	—	—	—	93,983	$—	93,983
Foreign currency translation adjustment	—	—	—	—	—	—	166	166
Reclassification of net gains on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	(730)	(730)
Pension and postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	963	963
Stock based compensation	167	35	1	3,987	(1,325)	—	—	2,663
Issuance of shares	1,381	(11)	14	56,979	283	—	—	57,276
Dividends on common stock ($1.52 per share)	—	—	—	—	—	(57,683)	—	(57,683)
Balance at December 31, 2013	42,340	3,595	$423	$910,184	$(91,744)	$209,091	$2,716	$1,030,670

Net income	—	—	—	—	—	120,686	—	120,686
Foreign currency translation adjustment	—	—	—	—	—	—	265	265
Reclassification of net gains on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	(684)	(684)
Realized loss on cash flow hedging derivatives	—	—	—	—	—	—	(11,145)	(11,145)
Pension and postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	82	82
Stock based compensation	119	12	—	4,288	(865)	—	—	3,423
Issuance of shares	8,063	—	82	399,372	51	—	—	399,505
Dividends on common stock ($1.60 per share)	—	—	—	—	—	(65,019)	—	(65,019)
Balance at December 31, 2014	50,522	3,607	$505	$1,313,844	$(92,558)	$264,758	$(8,766)	$1,477,783

Net income	—	—	—	—	—	151,209	—	151,209
Foreign currency translation adjustment	—	—	—	—	—	—	558	558
Reclassification of net gains on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	(698)	(698)
Pension and postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	310	310
Stock based compensation	167	10	—	4,345	(1,856)	—	—	2,489
Issuance of shares	1,100	—	13	58,102	466	—	—	58,581
Dividends on common stock ($1.92 per share)	—	—	—	—	—	(90,058)	—	(90,058)
Balance at December 31, 2015	51,789	3,617	$518	$1,376,291	$(93,948)	$325,909	$(8,596)	$1,600,174

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Operations and Basis of Consolidation

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and natural gas to approximately 701,000 customers in Montana, South Dakota and Nebraska. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 and have generated and distributed electricity and distributed natural gas in Montana since 2002.

The Consolidated Financial Statements for the periods included herein have been prepared by NorthWestern Corporation (NorthWestern, we or us), pursuant to the rules and regulations of the SEC. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying Consolidated Financial Statements include our accounts together with those of our wholly and majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated from the Consolidated Financial Statements. Events occurring subsequent to December 31, 2015, have been evaluated as to their potential impact to the Consolidated Financial Statements through the date of issuance. Our November 2014 acquisition of hydro generating assets is included in the results of operations for the years ended December 31, 2015 and 2014, and impacts the comparability of the current year financial statements to prior years. For a further discussion of this acquisition, see Note 3 - Acquisitions.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain QF plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 MW coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per MWH (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $273.1 million through 2024. For further discussion of our gross QF liability, see Note 19 - Commitments and Contingencies. During the years ended December 31, 2015, 2014 and 2013 purchases from this QF were approximately $24.3 million, $24.4 million, and $23.8 million, respectively.

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

Accounts Receivable, Net

Accounts receivable are net of allowances for uncollectible accounts of $4.0 million and $4.3 million at December 31, 2015 and December 31, 2014, respectively. Receivables include unbilled revenues of $74.5 million and $70.3 million at December 31, 2015 and December 31, 2014, respectively.

Inventories

Inventories are stated at average cost. Inventory consisted of the following (in thousands):

	December 31,
	2015	2014
Materials and supplies	$31,789	$30,672
Storage gas and fuel	21,669	24,422
Total Inventory	$53,458	$55,094

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

Our Consolidated Financial Statements reflect the effects of the different rate making principles followed by the jurisdictions regulating us. The economic effects of regulation can result in regulated companies recording costs that have been, or are deemed probable to be, allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as regulatory assets and recorded as expenses in the periods when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities).

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

Revenues and expenses on contracts that are designated as normal purchases and normal sales are recognized when the underlying physical transaction is completed. While these contracts are considered derivative financial instruments, they are not required to be recorded at fair value, but on an accrual basis of accounting. Normal purchases and normal sales are contracts where physical delivery is probable, quantities are expected to be used or sold in the normal course of business over a reasonable period of time, and price is not tied to an unrelated underlying derivative. As part of our regulated electric and gas operations, we enter into contracts to buy and sell energy to meet the requirements of our customers. These contracts include short-term and long-term commitments to purchase and sell energy in the retail and wholesale markets with the intent and ability to deliver or take delivery. If it were determined that a transaction designated as a normal purchase or a normal sale no longer met the exceptions, the fair value of the related contract would be reflected as an asset or liability and immediately recognized through earnings. See Note 9, Risk Management and Hedging Activities for further discussion of our derivative activity.

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

AFUDC represents the cost of financing construction projects with borrowed funds and equity funds. While cash is not realized currently from such allowance, it is realized under the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense. The component of AFUDC attributable to borrowed funds is included as a reduction to interest expense, while the equity component is included in other income. We determine the rate used to compute AFUDC in accordance with a formula established by the FERC. This rate averaged 7.5%, 8.0%, and 8.1%, for Montana and South Dakota for 2015, 2014, and 2013, respectively. AFUDC capitalized totaled $13.6 million for the year ended December 31, 2015, $10.8 million for the year ended December 31, 2014 and $8.2 million for the year ended December 31, 2013 for Montana and South Dakota combined.

We record provisions for depreciation at amounts substantially equivalent to calculations made on a straight-line method by applying various rates based on useful lives of the various classes of properties (ranging from three to 50 years) determined from engineering studies. As a percentage of the depreciable utility plant at the beginning of the year, our provision for depreciation of utility plant was approximately 3.3%, 2.9%, and 3.2% for 2015, 2014, and 2013, respectively.

Depreciation rates include a provision for our share of the estimated costs to decommission our jointly owned plants at the end of the useful life. The annual provision for such costs is included in depreciation expense, while the accumulated provisions are included in noncurrent regulatory liabilities.

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Pension and other employee benefits	$131,887	$137,377
Future QF obligation, net	138,310	136,893
Environmental	30,226	28,060
Customer advances	36,046	30,001
Asset retirement obligations	35,532	21,435
Other	46,569	28,723
Total	$418,570	$382,489

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

Business Combination

The acquisition of hydro generating assets and the Beethoven wind project was accounted for using business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on their fair value. For additional information see Note 3 - Acquisitions.

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

In April 2015, the FASB issued accounting guidance that changes the presentation of debt issuance costs. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts, rather than as an asset. Amortization of these costs will continue to be reported as interest expense. The new guidance will be effective for us in our first quarter of 2016. Early adoption is permitted. We are currently evaluating the impact of adoption of this new guidance on our Financial Statements and disclosures.

In February 2015, the FASB issued consolidation guidance that eliminated two consolidation models and requires all legal entities to be evaluated under a voting interest entity model or a variable interest entity model. Both models require the reporting entity to identify whether it has a controlling financial interest in a legal entity and is therefore required to consolidate the entity. The new guidance will be effective for us in our first quarter of 2016. Early adoption is permitted. We are currently evaluating the impact of adoption of this new guidance on our Financial Statements and disclosures.

Accounting Standards Adopted

In November 2015, the FASB issued accounting guidance that changes the presentation of deferred taxes. Deferred tax assets and deferred tax liabilities will be presented as noncurrent in a classified balance sheet, as compared with previous guidance requiring separate presentation of deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. We early adopted this standard in the fourth quarter of 2015 with an impact to the presentation of the Consolidated Balance Sheet prospectively, and therefore no longer reflects current deferred tax assets. The prior reporting period was not retrospectively adjusted.

In May 2015, the FASB issued accounting guidance that removed the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and certain disclosures related to those investments. We early adopted this standard in the fourth quarter of 2015. As a result, net asset value investments are no longer included in Level 2 and Level 3 within the fair value hierarchy.

Supplemental Cash Flow Information

	Year Ended December 31,
	2015	2014	2013
		(in thousands)
Cash (received) paid for:
Income taxes	$(1,284)	$35	$50
Interest	81,572	63,482	57,789
Significant non-cash transactions:
Capital expenditures included in trade accounts payable	12,834	8,555	12,025

(3) Acquisitions
Hydro Transaction

In November 2014, we completed the purchase of 11 hydroelectric generating facilities and associated assets located in Montana for an adjusted purchase price of approximately $904 million (Hydro Transaction). The addition of hydroelectric generation provides long-term supply diversity to our portfolio and reduces risks associated with variable fuel prices. The Hydro Transaction allows us to reduce our reliance on third party power purchase agreements and spot market purchases, more closely matching our electric generation resources with forecasted customer demand. With reduced amounts of purchased power, we are less exposed to market volatility and better positioned to control the cost of supplying electricity to our customers. We completed the purchase accounting in 2015 and, as a result, increased goodwill by approximately $2.5 million primarily due to our assessment of environmental matters.

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

The MPSC order approving the Hydro Transaction provided that customers would have no financial risk related to our temporary ownership of the Kerr Project, with a compliance filing required upon completion of the transfer to CSKT. We sold any excess system generation, which was primarily due to our temporary ownership of the Kerr Project, in the market and provided revenue credits to our Montana retail customers until the transfer to the CSKT. Therefore, during our temporary ownership a net benefit of approximately $2.7 million was provided to customers and there was no benefit to shareholders. For further discussion of the required compliance filing see Note 4 - Regulatory Matters.

South Dakota Wind Generation

In September 2015, we completed the purchase of the 80 MW Beethoven wind project near Tripp, South Dakota, for approximately $143 million. The Beethoven project was not submitted in the South Dakota electric rate filing made in December 2014; however, we reached a stipulated settlement agreement in September 2015 that allowed us to include Beethoven in rate base and collect approximately $9.0 million annually. For further discussion of this settlement agreement see Note 4 - Regulatory Matters.

The Beethoven purchase price was allocated based on the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition as follows:

Purchase Price Allocation
Assets Acquired
Property Plant and Equipment	$143.0
Other Prepayments	$0.1
Total Assets Acquired	$143.1

Liabilities Assumed
Other Current Liabilities	$0.3
Total Liabilities Assumed	$0.3

Total Purchase Price	$142.8

The purchase accounting was completed during the fourth quarter of 2015. The pro forma results as if the Beethoven acquisition occurred on January 1, 2015 would not be materially different from our financial results for the twelve months ended December 31, 2015.

(4) Regulatory Matters

South Dakota Electric Rate Filing

In December 2014, we filed a request with the South Dakota Public Utilities Commission (SDPUC) for an annual increase to electric rates totaling approximately $26.5 million. Our request was based on an overall rate of return of 7.67% and rate base of $447.4 million.

In September 2015, we reached a settlement with the SDPUC Staff and intervenors providing for an increase in base rates of approximately $20.2 million, based on an overall rate of return of 7.24%. In addition, the settlement would allow us to collect approximately $9 million annually related to the Beethoven wind project as discussed above. The settlement was approved by the SDPUC in October 2015.

We have been collecting interim rates since July 1, 2015, based on our original filing, with the new lower rate implemented January 1, 2016. As of December 31, 2015, we have deferred approximately $6.3 million that will be refunded to customers by April 2016.

Hydro Compliance Filing

In December 2015, we submitted the required hydro compliance filing to remove the Kerr Project from cost of service, adjust for actual revenue credits and increase property taxes to actual amounts for the Hydro Transaction. Interim rates were approved in January 2016, and we expect the MPSC to issue a final order during the second quarter of 2016. Due to the timing of the rate adjustment, as of December 31, 2015, we have deferred revenue of approximately $6.7 million that will be refunded to customers in 2016.

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

Electric Tracker - Our 2013/2014 electric tracker filing included market purchases made between July 2013 and January 2014 for replacement power during an outage at Colstrip Unit 4. Inclusion of these costs in the tracker filing is consistent with the treatment of replacement power during previous outages. During a June 2014 MPSC work session, approximately $11 million of these incremental market purchases related to the Colstrip Unit 4 outage were identified by the MPSC for additional prudency review. The MCC, Montana Environmental Information Center and Sierra Club have intervened in the consolidated docket to challenge our recovery of costs associated with Colstrip Unit 4, particularly the costs incurred as a result of the outage, as imprudent. A hearing was held in October 2015 related to the 2013/2014 and 2012/2013 consolidated tracker docket and we expect the MPSC to issue a final order in the first quarter of 2016.

In November 2015, we filed a motion with the MPSC for an order approving a Stipulation and Settlement Agreement between us and the MCC on the 2014/2015 electric supply tracker which requires us to include a $0.7 million reduction for production tax credits, suspend the hedging of purchase power costs going forward without first obtaining approval from the MPSC, and to make a compliance filing which removes lost revenues from electric rates effective December 1, 2015. We expect the MPSC to issue a final order in the first quarter of 2016.

Natural Gas Tracker - In October 2015, we received a final order in the natural gas consolidated 2013/2014 and 2012/2013 tracker docket. This consolidated docket included our request to continue collecting the cost of service for natural gas production interests acquired in December 2013 and in August 2012 in northern Montana's Bear Paw Basin (Bear Paw) on an interim basis. The MPSC final order requires that we revise the bridge rates currently used to reflect expected 2015 fixed cost revenue requirements. In addition, the order requires us to make a filing by September 2016 to address the cost-recovery of our gas production fields. As of December 31, 2015, we have deferred revenue of approximately $1.2 million consistent with the final order.

In November 2015, we filed a motion with the MPSC for an order approving a Stipulation and Settlement Agreement between us and the MCC on the 2014/2015 natural gas supply tracker which requires us to refund our customers approximately $1.5 million as a result of revising the Bear Paw bridge rates to our expected 2015 fixed cost requirements through October 2015, adjust our lost revenues calculation for the 2014/2015 tracker period, and to make a compliance filing which removes lost revenues from natural gas rates effective December 1, 2015. We expect the MPSC to issue a final order in the first quarter of 2016.

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

Based on the October 2013 MPSC order, we have recognized $7.1 million of DSM lost revenues for each annual electric supply tracker period (cumulatively July 1, 2012 through November 30, 2015) and deferred the remaining portion. As of December 31, 2015 we have cumulative deferred revenue of approximately $13.4 million, which is recorded within current regulatory liabilities in the Consolidated Balance Sheets. Since the 2012/2013, 2013/2014, and 2014/2015 annual electric tracker filings are still subject to final approval, the MPSC may ultimately require us to refund more than we have deferred or approve recovery of more DSM lost revenues than we have recognized since July 2012.

Dave Gates Generating Station at Mill Creek (DGGS)

In April 2014, the FERC issued an order affirming a FERC Administrative Law Judge's (ALJ) initial decision in September 2012, regarding cost allocation at DGGS between retail and wholesale customers. This decision concluded that only a portion of these costs should be allocated to FERC jurisdictional customers. We have been recognizing revenue consistent with the ALJ's initial decision. As of December 31, 2015, we have cumulative deferred revenue of approximately $27.3 million, which is subject to refund and recorded within current regulatory liabilities in the Consolidated Balance Sheets.

In May 2014, we filed a request for rehearing, which remains pending. In our request for rehearing, we have argued that no refunds are due even if the cost allocation method is modified prospectively. There is no deadline by which FERC must act on our rehearing petition. Customer refunds, if any, will not be due until 30 days after a FERC order on rehearing. If unsuccessful on rehearing, we may appeal to a United States Circuit Court of Appeals. The time line for any such appeal would likely extend into 2017 or beyond.

The FERC order was assessed as a triggering event as to whether an impairment charge should be recorded with respect to DGGS. As of December 31, 2015, the DGGS net property, plant and equipment is approximately $156.2 million. We are evaluating options to use DGGS in combination with other generation resources, including our hydro facilities, to minimize portfolio costs, which may facilitate cost recovery. The cost recovery of any alternative use of DGGS would be subject to regulatory approval and we cannot provide assurance of such approval. We do not believe an impairment loss is probable at this time; however, we will continue to evaluate recovery of this asset in the future as facts and circumstances change.

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

	Note Reference	Remaining Amortization Period	December 31,
			2015	2014
			(in thousands)
Pension	15	Undetermined	$135,057	$139,050
Employee related benefits	15	Undetermined	21,055	19,080
Distribution infrastructure projects		2 Years	6,272	9,407
Environmental clean-up	19	Various	14,237	13,741
Supply costs		1 Year	29,604	29,200
Income taxes	13	Plant Lives	319,973	263,764
Deferred financing costs		Various	19,978	12,151
State & local taxes & fees		Various	7,724	5,319
Other	—	Various	14,671	11,419
Total Regulatory Assets			$568,571	$503,131
Removal cost	7	Various	$368,467	$351,676
Gas storage sales		24 Years	9,990	10,410
Supply costs		1 Year	13,685	14,569
Deferred revenue	4	1 Year	58,868	36,592
Environmental clean-up		Various	7,089	2,501
State & local taxes & fees		1 Year	1,566	511
Other		Various	36	2,138
Total Regulatory Liabilities			$459,701	$418,397

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

Supply Costs

The MPSC, SDPUC and NPSC have authorized the use of electric and natural gas supply cost trackers that enable us to track actual supply costs and either recover the under collection or refund the over collection to our customers. Accordingly, we have recorded a regulatory asset and liability to reflect the future recovery of under collections and refunding of over collections through the ratemaking process. We earn interest on electric and natural gas supply costs under collected, or apply interest in an over collection, of 7.5%, in Montana; 7.2% and 7.8%, respectively, in South Dakota; and 8.5% for natural gas in Nebraska.

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

State & Local Taxes & Fees (Montana Property Tax Tracker)

The MPSC has authorized recovery in the property tax tracker of approximately 60% of the estimated increase in property taxes as compared with the related amount included in rates during our last rate case.

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

Deferred Revenue

We have deferred revenue associated with DGGS, DSM, Hydro and Gas Production, which may be subject to refund as we have open regulatory proceedings. See Note 4 - Regulatory Matters, for further information regarding these items.

(6) Property, Plant and Equipment

The following table presents the major classifications of our property, plant and equipment (in thousands):

	Estimated Useful Life	December 31,
		2015	2014
	(years)	(in thousands)
Land, land rights and easements	54 – 96	$135,930	$130,816
Building and improvements	27 – 64	219,907	168,041
Transmission, distribution, and storage	15 – 85	2,785,944	2,579,861
Generation	25 – 50	1,154,513	1,044,764
Plant acquisition adjustment	25 – 50	685,417	654,835
Other	2 – 45	445,679	326,211
Construction work in process	–—	75,694	221,868
Total property, plant and equipment		5,503,084	5,126,396
Less accumulated depreciation		(1,443,585)	(1,368,388)
Net property, plant and equipment		$4,059,499	$3,758,008

In 2014, we acquired hydro generating assets which resulted in an increase of approximately $870 million in property, plant and equipment. In 2015, we acquired the Beethoven wind project, which resulted in an increase of approximately $143 million in property, plant and equipment. For both acquisitions, we recorded the plant assets at original cost, less accumulated depreciation with an acquisition adjustment in accordance with FERC rules. The plant acquisition adjustment balance above also includes an amount related to the inclusion of our interest in Colstrip Unit 4 in rate base in 2009. The acquisition adjustment is being amortized on a straight-line basis over the estimated remaining useful life in depreciation expense. Plant and equipment under capital lease were $21.3 million and $23.4 million as of December 31, 2015 and 2014, respectively, which included $21.1 million and $23.1 million as of December 31, 2015 and 2014, respectively, related to a long-term power supply contract with the owners of a natural gas fired peaking plant, which has been accounted for as a capital lease.

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

Information relating to our ownership interest in these facilities is as follows (in thousands):

	Big Stone (SD)	Neal #4 (IA)	Coyote (ND)	Colstrip Unit 4 (MT)
December 31, 2015
Ownership percentages	23.4%	8.7%	10.0%	30.0%
Plant in service	$153,740	$60,088	$46,387	$289,604
Accumulated depreciation	37,522	27,940	37,160	73,328
December 31, 2014
Ownership percentages	23.4%	8.7%	10.0%	30.0%
Plant in service	$61,628	$59,579	$46,045	$292,806
Accumulated depreciation	46,741	27,742	36,649	72,976

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

Our AROs relate to the reclamation and removal costs at our jointly-owned coal-fired generation facilities, Department of Transportation requirements to cut, purge and cap retired natural gas pipeline segments, and our obligation to plug and abandon oil and gas wells at the end of their life. The following table presents the change in our gross conditional ARO (in thousands):

	December 31,
	2015	2014
Liability at January 1,	$21,435	$20,886
Accretion expense	1,437	1,073
Liabilities incurred	12,682	552
Liabilities settled	(22)	(85)
Revisions to cash flows	—	(991)
Liability at December 31,	$35,532	$21,435

The EPA's rule regulating Coal Combustion Residuals (CCRs) became effective in October 2015. The rule imposes extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements and closure and post-closure care requirements on CCR impoundments and landfills that are located on active power plants and not closed. Based on our assessment of these requirements, we recorded an increase to our existing AROs of approximately $12.0 million during the second quarter of 2015. See Note 19 - Commitments and Contingencies for further discussion of these requirements.

In addition, we have identified removal liabilities related to our electric and natural gas transmission and distribution assets that have been installed on easements over property not owned by us. The easements are generally perpetual and only require remediation action upon abandonment or cessation of use of the property for the specified purpose. The ARO liability is not estimable for such easements as we intend to utilize these properties indefinitely. In the event we decide to abandon or cease the use of a particular easement, an ARO liability would be recorded at that time. We also identified AROs associated with our Hydro Transaction; however, due to the indeterminate removal date, the fair value of the associated liabilities currently cannot be estimated and no amounts are recognized in the Consolidated Financial Statements.

We collect removal costs in rates for certain transmission and distribution assets that do not have associated AROs. Generally, the accrual of future non-ARO removal obligations is not required; however, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. The recorded amounts of estimated future removal costs are considered regulatory liabilities and do not represent legal retirement obligations. See Note 5 - Regulatory Assets and Liabilities for removal costs recorded as regulatory liabilities on the Consolidated Balance Sheets as of December 31, 2015 and 2014.

(8) Goodwill

We completed our annual goodwill impairment test as of April 1, 2015 and no impairment was identified. We calculate the fair value of our reporting units by considering various factors, including valuation studies based primarily on a discounted cash flow analysis, with published industry valuations and market data as supporting information. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in our service territory, regulatory stability, and commodity prices (where appropriate), as well as other factors that affect our revenue, expense and capital expenditure projections.

Goodwill increased $2.5 million during the year ended December 31, 2015, due to the finalization of our assessment of environmental matters as part of the Hydro Transaction. Goodwill by segment is as follows (in thousands):

	December 31,
	2015	2014
Electric	$243,558	$241,100
Natural gas	114,028	114,028
Total	$357,586	$355,128

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

Normal Purchases and Normal Sales

We have applied the normal purchase and normal sale scope exception (NPNS) to our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no unrealized amounts recorded in the Consolidated Financial Statements at December 31, 2015 and 2014. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

Interest Rate Swaps Designated as Cash Flow Hedges

We have previously used interest rate swaps designated as cash flow hedges to manage our interest rate exposures associated with new debt issuances. We have no interest rate swaps outstanding. These swaps were designated as cash flow hedges with the effective portion of gains and losses, net of associated deferred income tax effects, recorded in AOCI. We reclassify these gains from AOCI into interest expense during the periods in which the hedged interest payments occur. The following table shows the effect of these interest rate swaps previously terminated on the Consolidated Financial Statements (in thousands):

Cash Flow Hedges	Location of Amount Reclassified from AOCI to Income	Amount Reclassified from AOCI into Income during the Year Ended December 31, 2015
Interest rate contracts	Interest Expense	$1,125

A net pre-tax loss of approximately $14.9 million is remaining in AOCI as of December 31, 2015, and we expect to reclassify approximately $0.3 million of net pre-tax gains from AOCI into interest expense during the next twelve months. These amounts relate to terminated swaps.

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

December 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
Restricted cash	$6,240	$—	$—	$—	$6,240
Rabbi trust investments	24,245	—	—	—	24,245
Total	$30,485	$—	$—	$—	$30,485

December 31, 2014
Restricted cash	$13,140	$—	$—	$—	$13,140
Rabbi trust investments	21,594	—	—	—	21,594
Total	$34,734	$—	$—	$—	$34,734

Restricted cash represents amounts held in money market mutual funds. Rabbi trust assets represent assets held for non-qualified deferred compensation plans, which consist of our common stock and actively traded mutual funds with quoted prices in active markets.

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,782,128	$1,844,974	$1,662,099	$1,817,642

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

(11) Short-Term Borrowings and Credit Arrangements

Short-Term Borrowings

Short-term borrowings and the corresponding weighted average interest rates as of December 31 were as follows (dollars in millions, except for percentages):

	2015		2014
Short-Term Debt	Balance	Interest Rate	Balance	Interest Rate
Commercial Paper	$229.9	0.82%	$267.8	0.50%

The following information relates to commercial paper for the years ended December 31 (dollars in millions):

	2015	2014
Maximum short-term debt outstanding	$267.8	$276.9
Average short-term debt outstanding	$192.8	$132.5
Weighted-average interest rate	0.61%	0.39%

Under our commercial paper program we may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $340 million to provide an additional financing source for our short-term liquidity needs. The maturities of the commercial paper issuances will vary, but may not exceed 270 days from the date of issue. Commercial paper issuances are supported by available capacity under our unsecured revolving credit facility.

Unsecured Revolving Line of Credit

We have a $350 million unsecured revolving credit facility in place that does not amortize and is scheduled to expire on November 5, 2018. The facility bears interest at the lower of prime or available rates tied to the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%. A total of eight banks participate in the facility, with no one bank providing more than 21% of the total availability. There were no direct borrowings or letters of credit outstanding as of December 31, 2015. Commitment fees for the unsecured revolving line of credit were $0.4 million for each of the years ended December 31, 2015 and 2014.

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

(12) Long-Term Debt and Capital Leases

Long-term debt and capital leases consisted of the following (in thousands):

		December 31,
	Due	2015	2014
Unsecured Debt:
Unsecured Revolving Line of Credit	2018	$—	$—
Secured Debt:
Mortgage bonds—
South Dakota—6.05%	2018	55,000	55,000
South Dakota—5.01%	2025	64,000	64,000
South Dakota—4.15%	2042	30,000	30,000
South Dakota—4.30%	2052	20,000	20,000
South Dakota—4.85%	2043	50,000	50,000
South Dakota—4.22%	2044	30,000	30,000
South Dakota—4.26%	2040	70,000	—
Montana—6.04%		—	150,000
Montana—6.34%	2019	250,000	250,000
Montana—5.71%	2039	55,000	55,000
Montana—5.01%	2025	161,000	161,000
Montana—4.15%	2042	60,000	60,000
Montana—4.30%	2052	40,000	40,000
Montana—4.85%	2043	15,000	15,000
Montana—3.99%	2028	35,000	35,000
Montana—4.176%	2044	450,000	450,000
Montana—3.11%	2025	75,000	—
Montana—4.11%	2045	125,000	—
Pollution control obligations—
Montana—4.65%	2023	170,205	170,205
Other Long Term Debt:
New Market Tax Credit Financing—1.146%	2046	26,977	26,977
Discount on Notes and Bonds	—	(54)	(83)
		$1,782,128	$1,662,099
Less current maturities		—	—
		$1,782,128	$1,662,099
Capital Leases:
Total Capital Leases	Various	$28,162	$29,892
Less current maturities		(1,837)	(1,730)
		$26,325	$28,162

Secured Debt

First Mortgage Bonds and Pollution Control Obligations

The South Dakota First Mortgage Bonds are a series of general obligation bonds issued under our South Dakota indenture. All of such bonds are secured by substantially all of our South Dakota and Nebraska electric and natural gas assets.

The Montana First Mortgage Bonds and Montana Pollution Control Obligations are secured by substantially all of our Montana electric and natural gas assets.

During September 2015, we issued $70 million of South Dakota First Mortgage Bonds at a fixed interest rate of 4.26% maturing in 2040 to finance the Beethoven wind project. The bonds are secured by our electric and natural gas assets in South Dakota and were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended.

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

As of December 31, 2015, we are in compliance with our financial debt covenants.

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

Maturities of Long-Term Debt

The aggregate minimum principal maturities of long-term debt and capital leases, during the next five years are $1.8 million in 2016, $2.0 million in 2017, $57.1 million in 2018, $252.3 million in 2019 and $2.5 million in 2020.

(13) Income Taxes

Income tax expense (benefit) is comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal
Current	$(3,527)	$(405)	$108
Deferred	33,031	(5,658)	18,150
Investment tax credits	(232)	(273)	(335)
State
Current	(90)	18	83
Deferred	855	(3,954)	(3,705)
Income Tax Expense (Benefit)	$30,037	$(10,272)	$14,301

The following table reconciles our effective income tax rate to the federal statutory rate:

	Year Ended December 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal provisions	0.1	(1.8)	(2.8)
Flow-through repairs deductions	(13.3)	(22.9)	(16.4)
Recognition of unrecognized tax benefit	—	(11.4)	—
Production tax credits	(3.2)	(2.8)	(2.9)
Plant and depreciation of flow through items	(1.6)	0.1	(0.5)
Prior year permanent return to accrual adjustments	0.1	(4.7)	0.5
Other, net	(0.5)	(0.8)	0.3
Effective tax rate	16.6%	(9.3)%	13.2%

The following table summarizes the significant differences in income tax expense (benefit) based on the differences between our effective tax rate and the federal statutory rate (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income Before Income Taxes	$181,246	$110,414	$108,284

Income tax calculated at 35% federal statutory rate	63,436	38,645	37,899

Permanent or flow through adjustments:
State tax income, net of federal provisions	301	(1,969)	(3,082)
Flow-through repairs deductions	(24,079)	(25,268)	(17,763)
Recognition of unrecognized tax benefit	—	(12,607)	—
Production tax credits	(5,721)	(3,136)	(3,171)
Plant and depreciation of flow through items	(2,893)	74	(584)
Prior year permanent return to accrual adjustments	207	(5,172)	541
Other, net	(1,214)	(839)	461
	$(33,399)	$(48,917)	$(23,598)

Income Tax Expense (Benefit)	$30,037	$(10,272)	$14,301

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

The income tax benefit for 2014 reflects the release of approximately $12.6 million of unrecognized tax benefits due to the lapse of statutes of limitation in the third quarter of 2014. In addition, in the third quarter of 2014, we elected the safe harbor method related to the deductibility of repair costs. This resulted in an income tax benefit of approximately $4.3 million for the cumulative adjustment for years prior to 2014, which is included in the prior year permanent return to accrual adjustments.

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

The components of the net deferred income tax liability recognized in our Consolidated Balance Sheets are related to the following temporary differences (in thousands):

	December 31,
	2015	2014
Pension / postretirement benefits	$54,440	$51,817
Unbilled revenue	28,390	19,863
Property taxes	24,650	881
Compensation accruals	17,441	17,315
Customer advances	14,197	11,817
AMT credit carryforward	13,143	10,357
Environmental liability	9,410	8,968
Production tax credit	6,550	6,452
Interest rate hedges	6,483	6,251
NOL carryforward	3,677	42,787
Regulatory liabilities	2,862	975
QF obligations	2,636	2,162
Reserves and accruals	—	1,772
Other, net	3,696	4,415
Deferred Tax Asset	187,575	185,832
Excess tax depreciation	(392,113)	(349,428)
Goodwill amortization	(152,065)	(137,090)
Flow through depreciation	(125,441)	(103,677)
Regulatory assets	(14,901)	(21,394)
Reserves and accruals	(4,587)	—
Deferred Tax Liability	(689,107)	(611,589)
Deferred Tax Liability, net	$(501,532)	$(425,757)

At December 31, 2015 we estimate our total federal NOL carryforward to be approximately $215.7 million prior to consideration of unrecognized tax benefits. If unused, our federal NOL carryforwards will expire as follows: $1.6 million in 2029; $127.5 million in 2031; $13.3 million in 2033 and $73.3 million in 2034. We estimate our state NOL carryforward as of December 31, 2015 is approximately $154.1 million. If unused, our state NOL carryforwards will expire as follows: $85.3 million in 2018; $10.5 million in 2020 and $58.3 million in 2021. We believe it is more likely than not that sufficient taxable income will be generated to utilize these NOL carryforwards.

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The change in unrecognized tax benefits is as follows (in thousands):

	2015	2014	2013
Unrecognized Tax Benefits at January 1	$95,929	$113,466	$113,291
Gross increases - tax positions in prior period	44	—	—
Gross decreases - tax positions in prior period	(2,903)	—	—
Gross increases - tax positions in current period	494	909	518
Gross decreases - tax positions in current period	(1,177)	(5,597)	(343)
Lapse of statute of limitations	—	(12,849)	—
Unrecognized Tax Benefits at December 31	$92,387	$95,929	$113,466

Our unrecognized tax benefits include approximately $65.2 million and $62.4 million related to tax positions as of December 31, 2015 and 2014, respectively, that if recognized, would impact our annual effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the year ended December 31, 2015, we did not recognize expense for interest and penalties in the Consolidated Statements of Income and did not have any amounts accrued in the Consolidated Balance Sheets. During the year ended December 31, 2014, we released approximately $0.4 million of interest in the Consolidated Statements of Income. As of December 31, 2014, we did not have any amounts accrued in the Consolidated Balance Sheets.

Our federal tax returns from 2000 forward remain subject to examination by the IRS.

(14) Other Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	December 31,
	2015			2014			2013
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$558	$—	$558	$265	—	$265	$166	$—	$166
Reclassification of net gains on derivative instruments	(1,125)	427	(698)	(1,110)	426	(684)	(1,188)	458	(730)
Realized loss on cash flow hedging derivatives	—	—	—	(18,388)	7,243	(11,145)	—	—	—
Pension and postretirement medical liability adjustment	504	(194)	310	134	(52)	82	1,568	(605)	963
Other comprehensive income (loss)	$(63)	$233	$170	$(19,099)	$7,617	$(11,482)	$546	$(147)	$399

Balances by classification included within AOCI on the Consolidated Balance Sheets are as follows, net of tax (in thousands):

	December 31, 2015	December 31, 2014
Foreign currency translation	$1,355	$797
Derivative instruments designated as cash flow hedges	(9,014)	(8,316)
Pension and postretirement medical plans	(937)	(1,247)
Accumulated other comprehensive income	(8,596)	(8,766)

The following table displays the changes in AOCI by component, net of tax (in thousands):

		December 31, 2015
		Year Ended
	Affected Line Item in the Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,316)	$(1,247)	$797	$(8,766)
Other comprehensive (loss) income before reclassifications		—	—	558	$558
Amounts reclassified from accumulated other comprehensive income	Interest Expense	(698)	—	—	$(698)
Amounts reclassified from accumulated other comprehensive income		—	310	—	$310
Net current-period other comprehensive (loss) income		(698)	310	558	170
Ending Balance		$(9,014)	$(937)	$1,355	$(8,596)

		December 31, 2014
		Year Ended
	Affected Line Item in the Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$3,513	$(1,329)	$532	$2,716
Other comprehensive income before reclassifications		(11,145)	—	265	$(10,880)
Amounts reclassified from accumulated other comprehensive income	Interest Expense	(684)	—	—	$(684)
Amounts reclassified from accumulated other comprehensive income		—	82	—	$82
Net current-period other comprehensive (loss) income		(11,829)	82	265	(11,482)
Ending Balance		$(8,316)	$(1,247)	$797	$(8,766)

(15) Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees, which includes two cash balance pension plans. The plan for our South Dakota and Nebraska employees is referred to as the NorthWestern Corporation pension plan, and the plan for our Montana employees is referred to as the NorthWestern Energy pension plan. We utilize a number of accounting mechanisms that reduce the volatility of reported pension costs. Differences between actuarial assumptions and actual plan results are deferred and are recognized into earnings only when the accumulated differences exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. The Plan’s funded status is recognized as an asset or liability in our Consolidated Financial Statements. See Note 5 - Regulatory Assets and Liabilities, for further discussion on how these costs are recovered through rates charged to our customers.

Benefit Obligation and Funded Status

Following is a reconciliation of the changes in plan benefit obligations and fair value of plan assets, and a statement of the funded status (in thousands):

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2015	2014	2015	2014
Change in benefit obligation:
Obligation at beginning of period	$688,444	$567,866	$30,004	$30,084
Service cost	12,362	10,830	526	465
Interest cost	26,174	26,147	786	859
Plan amendments	—	—	1,045	—
Actuarial (gain) loss	(47,351)	107,023	(616)	958
Settlements	—	—	390	690
Benefits paid	(50,746)	(23,422)	(3,483)	(3,052)
Benefit Obligation at End of Period	$628,883	$688,444	$28,652	$30,004
Change in Fair Value of Plan Assets:
Fair value of plan assets at beginning of period	$556,051	$516,352	$18,040	$18,183
Return on plan assets	(15,461)	52,921	—	1,391
Employer contributions	10,200	10,200	3,415	1,518
Benefits paid	(50,746)	(23,422)	(3,483)	(3,052)
Fair value of plan assets at end of period	$500,044	$556,051	$17,972	$18,040
Funded Status	$(128,839)	$(132,393)	$(10,680)	$(11,964)

Amounts Recognized in the Balance Sheet Consist of:
Current liability	—	—	(2,584)	(1,169)
Noncurrent liability	(128,839)	(132,393)	(8,096)	(10,795)
Net amount recognized	$(128,839)	$(132,393)	$(10,680)	$(11,964)

Amounts Recognized in Regulatory Assets Consist of:
Prior service (cost) credit	(255)	(502)	14,021	17,098
Net actuarial loss	(142,305)	(153,268)	(5,219)	(4,945)
Amounts recognized in AOCI consist of:
Prior service cost	—	—	(1,000)	(1,151)
Net actuarial gain	—	—	(102)	(409)
Total	$(142,560)	$(153,770)	$7,700	$10,593

The total projected benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were as follows (in millions):

	Pension Benefits
	December 31,
	2015	2014
Projected benefit obligation	$628.9	$688.4
Accumulated benefit obligation	626.0	685.0
Fair value of plan assets	500.0	556.1

Net Periodic Cost (Credit)

The components of the net costs (credits) for our pension and other postretirement plans are as follows (in thousands):

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
	2015	2014	2013	2015	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$12,362	$10,830	$13,465	$526	$465	$541
Interest cost	26,174	26,147	22,719	786	859	877
Expected return on plan assets	(31,561)	(29,506)	(32,491)	(969)	(981)	(1,019)
Amortization of prior service cost (credit)	246	246	246	(1,882)	(1,998)	(1,998)
Recognized actuarial loss	10,634	2,118	11,648	385	348	1,271
Settlement loss recognized	—	—	—	390	690	—
Net Periodic Benefit Cost (Credit)	$17,855	$9,835	$15,587	$(764)	$(617)	$(328)

For purposes of calculating the expected return on pension plan assets, the market-related value of assets is used, which is based upon fair value. The difference between actual plan asset returns and estimated plan asset returns are amortized equally over a period not to exceed five years.

We estimate amortizations from regulatory assets into net periodic benefit cost during 2016 will be as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior service credit (cost)	$(246)	$1,882
Accumulated loss	(9,864)	(349)

Actuarial Assumptions

The measurement dates used to determine pension and other postretirement benefit measurements for the plans are December 31, 2015 and 2014. The actuarial assumptions used to compute net periodic pension cost and postretirement benefit cost are based upon information available as of the beginning of the year, specifically, market interest rates, past experience and management's best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. In computing future costs and obligations, we must make assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rate, expected return on plan assets, and expected future cost increases. Two of these assumptions have the most impact on the level of cost: (1) discount rate and (2) expected rate of return on plan assets.

For 2015 and 2014, we set the discount rate using a yield curve analysis, which is done by constructing a hypothetical bond portfolio whose cash flow from coupons and maturities matches the year-by-year, projected benefit cash flow from our plans. The decrease in discount rate during 2014 increased our projected benefit obligation by approximately $73.6 million.

In determining the expected long-term rate of return on plan assets, we review historical returns, the future expectations for returns for each asset class weighted by the target asset allocation of the pension and postretirement portfolios, and long-term inflation assumptions. Based on the target asset allocation for our pension assets and future expectations for asset returns, we are keeping our long term rate of return on assets assumption at 5.80% for 2016.

The weighted-average assumptions used in calculating the preceding information are as follows:

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
	2015	2014	2013	2015	2014	2013
Discount rate	4.15-4.30%	3.75-3.90%	4.55-4.75%	3.60-3.75%	3.20-3.40%	3.75-4.20%
Expected rate of return on assets	5.80	5.80	7.00	5.80	5.80	7.00
Long-term rate of increase in compensation levels (nonunion)	3.58	3.58	3.58	3.58	3.58	3.58
Long-term rate of increase in compensation levels (union)	3.50	3.50	3.50	3.50	3.50	3.50

The postretirement benefit obligation is calculated assuming that health care costs increase by 7.94% in 2016 and the rate of increase in the per capita cost of covered health care benefits thereafter was assumed to decrease to an ultimate trend of 4.5% by the year 2038. The company contribution toward the premium cost is capped, therefore future health care cost trend rates are expected to have a minimal impact on company costs and the accumulated postretirement benefit obligation.

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

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2015	2014	2015	2014
Domestic debt securities	55.0%	55.0%	40.0%	40.0%
International debt securities	5.0	5.0	—	—
Domestic equity securities	34.0	34.0	50.0	50.0
International equity securities	6.0	6.0	10.0	10.0

The actual allocation by plan is as follows:

	NorthWestern Energy Pension		NorthWestern Corporation Pension		NorthWestern Energy Health and Welfare
	December 31,		December 31,		December 31,
	2015	2014	2015	2014	2015	2014
Cash and cash equivalents	0.4%	—%	—%	0.1%	0.1%	0.2%
Domestic debt securities	54.9	56.0	65.8	65.6	37.0	37.2
International debt securities	4.7	4.4	4.5	4.5	—	—
Domestic equity securities	33.9	34.1	24.9	25.1	54.2	53.9
International equity securities	6.1	5.5	4.8	4.7	8.7	8.7
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Based on the assumptions allowed under the PPA, WRERA, Treasury guidance and IRS guidance, we estimate that our minimum annual required contribution for 2016 will be approximately $10.2 million. Additional legislative or regulatory measures, as well as fluctuations in financial market conditions, may impact these funding requirements.

Due to the regulatory treatment of pension costs in Montana, pension expense for 2015, 2014 and 2013 was based on actual contributions to the plan. Annual contributions to each of the pension plans are as follows (in thousands):

	2015	2014	2013
NorthWestern Energy Pension Plan (MT)	$9,000	$9,000	$10,500
NorthWestern Corporation Pension Plan (SD and NE)	1,200	1,200	1,200
	$10,200	$10,200	$11,700

We estimate the plans will make future benefit payments to participants as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
2016	$29,439	$3,623
2017	30,600	3,407
2018	32,173	3,265
2019	33,536	3,057
2020	34,738	2,943
2021-2025	192,419	10,785

Defined Contribution Plan

Our defined contribution plan permits employees to defer receipt of compensation as provided in Section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to direct a percentage of their gross compensation to be contributed to the plan. We contribute various percentage amounts of the employee's gross compensation contributed to the plan. Matching contributions for the year ended December 31, 2015, 2014 and 2013 were $9.5 million, $8.7 million, and $7.8 million.

(16) Stock-Based Compensation

We grant stock-based awards through our Amended and Restated Equity Compensation Plan (ECP), which includes restricted stock awards and performance share awards. In 2014, an additional 600,000 shares of common stock were authorized by the shareholders for issuance under the ECP. As of December 31, 2015, there were 933,387 shares of common stock remaining available for grants. The remaining vesting period for awards previously granted ranges from one to five years if the service and/or performance requirements are met. Nonvested shares do not receive dividend distributions. The long-term incentive plan provides for accelerated vesting in the event of a change in control.

We account for our share-based compensation arrangements by recognizing compensation costs for all share-based awards over the respective service period for employee services received in exchange for an award of equity or equity-based compensation. The compensation cost is based on the fair value of the grant on the date it was awarded.

Performance Unit Awards

Performance unit awards are granted annually under the ECP. These awards vest at the end of the three-year performance period if we have achieved certain performance goals and the individual remains employed by us. The exact number of shares issued will vary from 0% to 200% of the target award, depending on actual company performance relative to the performance goals. These awards contain both a market and performance based component. For our outstanding performance unit awards which were granted in 2013, the performance goals are independent of each other and equally weighted, and are based on two metrics: (i) cumulative net income and average return on equity; and (ii) total shareholder return (TSR) relative to a peer group. For the awards granted in 2014 and 2015, our Board added an earnings per share metric and removed the net income metric, while retaining the average return on equity and TSR metrics.

Fair value is determined for each component of the performance unit awards. The fair value of the net income / earnings per share component is estimated based upon the closing market price of our common stock as of the date of grant less the present value of expected dividends, multiplied by an estimated performance multiple determined on the basis of historical experience, which is subsequently trued up at vesting based on actual performance. The fair value of the TSR portion is estimated using a statistical model that incorporates the probability of meeting performance targets based on historical returns relative to the peer group. The following summarizes the significant assumptions used to determine the fair value of performance shares and related compensation expense as well as the resulting estimated fair value of performance shares granted:

	2015	2014
Risk-free interest rate	1.06%	0.67%
Expected life, in years	3	3
Expected volatility	14.2% to 19.0%	15.5% to 23.3%
Dividend yield	3.5%	3.3%

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

A summary of nonvested shares as of and changes during the year ended December 31, 2015, are as follows:

	Performance Unit Awards
	Shares	Weighted-Average Grant-Date Fair Value
Beginning nonvested grants	180,572	$35.77
Granted	93,437	42.47
Vested	(85,966)	32.97
Forfeited	(471)	36.13
Remaining nonvested grants	187,572	$40.39

We recognized compensation expense of $4.4 million, $3.1 million, and $2.4 million for the years ended December 31, 2015, 2014, and 2013, respectively, and a related income tax (expense) benefit of $(1.8) million, $0.1 million, and $1.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, we had $4.5 million of unrecognized compensation cost related to the nonvested portion of outstanding awards, which is reflected as nonvested stock as a portion of additional paid in capital in our Statements of Common Shareholders' Equity. The cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested was $2.8 million, $2.1 million, and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

A summary of nonvested shares as of and changes during the year ended December 31, 2015, are as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Beginning nonvested grants	41,720	$35.14
Granted	15,593	44.77
Vested	—	—
Forfeited	—	—
Remaining nonvested grants	57,313	$37.76

Director's Deferred Compensation

Nonemployee directors may elect to defer up to 100% of any qualified compensation that would be otherwise payable to him or her, subject to compliance with our 2005 Deferred Compensation Plan for Nonemployee Directors and Section 409A of the Internal Revenue Code. The deferred compensation may be invested in NorthWestern stock or in designated investment funds. Compensation deferred in a particular month is recorded as a deferred stock unit (DSU) on the first of the following month based on the closing price of NorthWestern stock or the designated investment fund. The DSUs are marked-to-market on a quarterly basis with an adjustment to director’s compensation expense. Based on the election of the nonemployee director, following separation from service on the Board, other than on account of death, he or she shall be paid a distribution either in a lump sum or in approximately equal installments over a designated number of years (not to exceed 10 years). During the years ended December 31, 2015, 2014 and 2013, DSUs issued to members of our Board totaled 35,030, 26,460 and 33,837, respectively. Total compensation expense attributable to the DSUs during the years ended December 31, 2015, 2014 and 2013 was approximately $1.3 million, $2.3 million and $3.6 million, respectively.

(17) Common Stock

We have 250,000,000 shares authorized consisting of 200,000,000 shares of common stock with a $0.01 par value and 50,000,000 shares of preferred stock with a $0.01 par value. Of these shares, 2,865,957 shares of common stock are reserved for the incentive plan awards. For further detail of grants under this plan see Note 16 - Stock-Based Compensation.

Beethoven Issuance - During October 2015, we issued 1,100,000 shares of our common stock at $51.81 per share, for aggregate net proceeds of $57 million to finance a portion of the Beethoven wind project.

Repurchase of Common Stock

Shares tendered by employees to us to satisfy the employees' tax withholding obligations in connection with the vesting of restricted stock awards totaled 39,504 and 23,630 during the years ended December 31, 2015 and 2014, respectively, and are reflected in treasury stock. These shares were credited to treasury stock based on their fair market value on the vesting date.

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

	December 31,
	2015	2014
Basic computation	47,298,350	40,156,177
Dilutive effect of
Performance and restricted share awards (1)	344,451	275,774
Diluted computation	47,642,801	40,431,951
 _____________________

(1)           Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

(19) Commitments and Contingencies

Qualifying Facilities Liability

Our QF liability primarily consists of unrecoverable costs associated with three contracts covered under the PURPA. The QFs require us to purchase minimum amounts of energy at prices ranging from $74 to $136 per MWH through 2029. Our estimated gross contractual obligation related to the QFs is approximately $955.3 million through 2029. A portion of the costs incurred to purchase this energy is recoverable through rates, totaling approximately $740.6 million through 2029. The present value of the remaining QF liability is recorded in our Consolidated Balance Sheets as a regulatory disallowance liability pursuant to ASC 980. The following summarizes the change in the QF liability (in thousands):

	December 31,
	2015	2014
Beginning QF liability	$136,893	$136,448
Unrecovered amount	(9,379)	(10,128)
Interest expense	10,796	10,573
Ending QF liability	$138,310	$136,893

The following summarizes the estimated gross contractual obligation less amounts recoverable through rates (in thousands):

	Gross Obligation	Recoverable Amounts	Net
2016	72,629	57,188	15,441
2017	74,684	57,789	16,895
2018	76,782	58,401	18,381
2019	78,918	59,020	19,898
2020	81,068	59,647	21,421
Thereafter	571,212	448,547	122,665
Total	$955,293	$740,592	$214,701

Long Term Supply and Capacity Purchase Obligations

We have entered into various commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 26 years. Costs incurred under these contracts are included in Cost of Sales in the Consolidated Income Statement and were approximately $241.6 million, $402.3 million and $379.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, our commitments under these contracts are $226.1 million in 2016, $189.9 million in 2017, $147.1 million in 2018, $143.3 million in 2019, $109.0 million in 2020, and $1.1 billion thereafter. These commitments are not reflected in our Consolidated Financial Statements.

Hydroelectric License Commitments

With the Hydro Transaction, we assumed two Memoranda of Understanding (MOUs) existing with state, federal and private entities. The MOUs are periodically updated and renewed and require us to implement plans to mitigate the impact of the projects on fish, wildlife and their habitats, and to increase recreational opportunities. The MOUs were created to maximize collaboration between the parties and enhance the possibility to receive matching funds from relevant federal agencies. Under these MOUs, we have a remaining commitment to spend approximately $24.1 million between 2016 and 2040. These commitments are not reflected in our Consolidated Financial Statements.

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, the majority of our environmental reserve relates to the remediation of former manufactured gas plant sites owned by us and is estimated to range between $27 million to $32 million. As of December 31, 2015, we have a reserve of approximately $31.5 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

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

Manufactured Gas Plants - Approximately $23.4 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies and implementing remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources (DENR). Our current reserve for remediation costs at this site is approximately $11.5 million, and we estimate that approximately $6.8 million of this amount will be incurred during the next five years.

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

In addition, we own or have responsibility for sites in Butte, Missoula and Helena, Montana on which former manufactured gas plants were located. The Butte and Helena sites were placed into the Montana Department of Environmental Quality (MDEQ) voluntary remediation program for cleanup due to soil and groundwater impacts. Soil and coal tar were removed at the sites in accordance with MDEQ requirements. Groundwater monitoring is conducted semiannually at both sites. An investigation conducted at the Missoula site did not require remediation activities, but required preparation of a groundwater monitoring plan. Monitoring wells have been installed and groundwater is monitored semiannually. At the request of Missoula Valley Water Quality District, a draft risk assessment was prepared for the Missoula site and presented to the Missoula County Water Quality Board (MCWQB). The MCWQB deferred all decision making to the MDEQ, but suggested additional site delineation. Additional delineation work began in December 2015 and will be continued in 2016. The result of the additional delineation work may lead to amending the risk assessment and / or development of a remedial alternatives report followed by implementation of a remedy. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of risk-based remedial action at these sites or if any additional actions beyond monitored natural attenuation will be required.

Global Climate Change - National and international actions have been initiated to address global climate change and the contribution of emissions of greenhouse gases (GHG) including, most significantly, carbon dioxide (CO2). These actions include legislative proposals, Executive and Environmental Protection Agency (EPA) actions at the federal level, actions at the state level, and private party litigation relating to GHG emissions. Coal-fired plants have come under particular scrutiny due to their level of GHG emissions. We have joint ownership interests in four coal-fired electric generating plants, all of which are operated by other companies. We are responsible for our proportionate share of the capital and operating costs while being entitled to our proportionate share of the power generated.

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

In a separate action that also affects power plants, on August 3, 2015, the EPA released its final rule establishing GHG performance standards for existing power plants under Clean Air Act Section 111(d). EPA refers to this rule as the Clean Power Plan or CPP. The CPP specifically establishes CO2 emission performance standards for existing electric utility steam generating units and stationary combustion turbines. States may develop implementation plans for affected units to meet the individual state targets established in the CPP or may adopt a federal plan. The EPA has given states the option to develop compliance plans for annual rate-based reductions (pounds per megawatt hour (MWH)) or mass-based tonnage limits for CO2. The 2030 rate-based requirement for all existing affected generating units in Montana and South Dakota is 1,305 and 1,167 pounds per MWH, respectively. The rate-based approach requires a 38.4 percent reduction in South Dakota and a 47.4 percent reduction in Montana from 2012 levels by 2030. The mass-based approach for existing units in South Dakota requires a 30.9 percent decrease by 2030, while in Montana the mass-based approach requires a 41.0 percent decrease by 2030. States are required to submit initial plans for achieving GHG emission standards to EPA by September 2016, but may seek additional time to finalize State plans by September 2018. The initial performance period for compliance would commence in 2022, with full implementation by 2030. The EPA also indicated that states may establish emission trading programs to facilitate compliance with the CPP and provides three options: an emission rate trading program, which would allow the trading of emission reduction credits equal to one MWH of emission free generation; a mass-based program, which would allow trading of allowances with an allowance equal to one short ton of CO2; and a state measures program, that would allow intra-state trading to achieve the state-wide average emission rate.

On August 3, 2015, EPA also proposed a federal plan that would be imposed if a state fails to submit a satisfactory plan under the CPP. The federal plan proposal includes a "model trading rule" that describes how the EPA would establish an emission trading program as part of the federal plan to allow affected units to comply with the emission rate requirements. EPA proposed both an emission rate trading plan and a mass-based trading plan and indicated that the final federal rule will elect one of the two options. Comments on the proposed federal plan and model trading rule were due January 21, 2016. The EPA has indicated that it intends to finalize both the federal plan and the model trading rules in the summer of 2016.

The CPP reduction of 47 percent in carbon dioxide emissions in Montana by 2030 is the greatest reduction target among the lower 48 states, according to a nationwide analysis. Our Montana generation portfolio emits less carbon on average than the EPA's 2030 target due to investments we made prior to 2013 in carbon-free generation resources. However, the CPP's target reduction is applied on a statewide basis, and investments made prior to 2012 are not counted in the CPP's 2030 target. The State of Montana is required by the CPP to submit a satisfactory state plan to EPA by no later than September 2018. The state plan will determine whether we will have to meet rate-based or mass-based requirements and, if the state adopts a mass-based plan, the number and vintages of allowances that will be allocated to Colstrip. Until the plan is submitted, or a federal plan is imposed, we cannot predict the impact of the CPP on us. We asked the University of Montana’s Bureau of Business and Economic Research (BBER) to study the potential impacts of the CPP across Montana. The BBER study looked at the implications of closing the Colstrip generating facilities in southeast Montana as a scenario for complying with the federal rule. The study's conclusions describe the likely loss of jobs and population, the decline in the local and state tax base, the impact on businesses statewide, and the closure's impact on electric reliability and affordability. The electricity produced at Unit 4 represents approximately 25 percent of our customer needs. Closing Colstrip would lead to higher utility rates in order to replace the base-load generation that currently is provided by Colstrip. Closing Colstrip would also create significant issues with the transmission grid that serves Montana, and we would lose transmission revenues that are credited to and lower electric customer bills.

On October 23, 2015, the same date the CPP was published in the Federal Register, we along with other utilities, trade groups, coal producers, labor and business organizations, filed Petitions for Review of the CPP with the United States Court of Appeals for the District of Columbia Circuit. Accompanying these Petitions for Review were Motions to Stay the implementation of the CPP. On January 21, 2016, the U.S. Court of Appeals for the District of Columbia denied the requests for stay but ordered expedited briefing on the merits, with oral argument scheduled for June 2, 2016. On January 26, 2016, 29 states and state agencies asked the U.S. Supreme Court to issue an immediate stay of the CPP. On January 27, 2016, 60 utilities and allied petitioners also requested the U.S. Supreme Court to immediately stay the CPP, and we are among the utilities seeking a stay. On February 9, 2016, the U.S. Supreme Court entered an order staying the Clean Power Plan. The stay of the CPP will remain in place until the U.S. Supreme Court either denies a petition for certiorari following the U.S. Court of Appeals’ decision on the substantive challenges to the CPP, if one is submitted, or until the U.S. Supreme Court enters judgment following grant of a petition for certiorari. The effect is to delay the CPP’s deadlines until challenges to the CPP has been fully litigated and the U.S. Supreme Court has ruled. We do not expect a final judicial decision on challenges to the CPP until mid-2017 at the earliest, and, more likely, early 2018.

On December 22, 2015 we also filed an administrative Petition for Reconsideration with the EPA, requesting it reconsider the CPP, on the grounds that the CO2 reductions in the CPP were substantially greater in Montana than in the proposed rule. We also requested EPA stay the CPP while it considered our Petition for Reconsideration. At this time no action has been taken on the Petition for Reconsideration or stay request.

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

Coal Combustion Residuals - The EPA's final rule regulating CCRs became effective on October 14, 2015. The rule imposes extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements and closure and post-closure care requirements on CCR impoundments and landfills that are located on active power plants and not closed. Under the rule, the EPA regulates CCRs as non-hazardous under the Resource Conservation and Recovery Act Subtitle B and allows beneficial use of CCRs, with some restrictions. The rule's requirements for covered CCR impoundments and landfills include commencement or completion of closure activities generally between three and ten years from certain triggering events. Based on our assessment of these requirements, we recorded an increase to our existing AROs of approximately $12.0 million during the second quarter of 2015. AROs represent the anticipated costs of removing assets upon retirement and are provided for over the life of those assets as a component of depreciation expense. Our depreciation method, including cost of removal, is established by the respective regulatory commissions. All costs of the rule are expected to be recovered from customers in future rates. Therefore, consistent with this regulated treatment, we reflect this increase to the accrual of removal costs by increasing our regulatory liability. Further, we do not have any assets that are legally restricted related to the settlement of CCR related asset retirement obligations.

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

Water Intakes and Discharges - Section 316(b) of the Federal Clean Water Act (CWA) requires that the location, design, construction and capacity of any cooling water intake structure reflect the “best technology available (BTA)” for minimizing environmental impacts. In May 2014, the EPA issued a final rule applicable to facilities that withdraw at least 2 million gallons per day of cooling water from waters of the US and use at least 25 percent of the water exclusively for cooling purposes. The final rule, which became effective in October 2014, gives options for meeting BTA, and provides a flexible compliance approach. Under the rule, permits required for existing facilities will be developed by the individual states and additional capital and/or increased operating costs may be required to comply with future water permit requirements. Challenges to the final cooling water intake rule filed by industry and environmental groups are under review in the Court of Appeals.

In November 2015, the EPA published final regulations on effluent limitations for power plant wastewater discharges, including mercury, arsenic, lead and selenium. The rule became effective in January 2016. Some of the new requirements for existing power plants would be phased in starting in 2018 with full implementation of the rule by 2023. The EPA rule estimates that 12 percent of the steam electric power plants in the U.S. will have to make new investments to meet the requirements of the new effluent limitation regulations; however, it is too early to determine whether the impacts of these rules will be material.

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

In December 2011, the EPA issued a final rule relating to Mercury and Air Toxics Standards (MATS). Among other things, the MATS set stringent emission limits for acid gases, mercury, and other hazardous air pollutants from new and existing electric generating units. The rule was challenged by industry groups and states, and was upheld by the D.C. Circuit Court in April 2014. The decision was appealed to the Supreme Court and in June 2015, the Supreme Court issued an opinion that the EPA did not properly consider the costs to industry when making the requisite “appropriate and necessary” determination as part of its analysis in connection with the issuance of the MATS rule. The Supreme Court remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit, and on July 31 the litigation was formally sent back to the D.C. Circuit, which will decide whether the standards will be vacated or will remain in place while the EPA addresses the Supreme Court decision. The EPA indicated that it will seek a remand without vacatur of the MATS rule, and in support of that request, the EPA will submit to the court a declaration establishing a plan to "complete the required consideration of costs" to support the "appropriate and necessary finding" by spring 2016. Installation or upgrading of relevant environmental controls at our affected plants is complete. Colstrip Unit 4 is currently controlling emissions of mercury under regulations issued by the State of Montana, which are stricter than the Federal MATS. At this time, we cannot predict whether and when compliance with the MATS rule ultimately will be required.

In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR) to reduce emissions from electric generating units that interfere with the ability of downwind states to achieve ambient air quality standards. Under CSAPR, significant reductions in emissions of nitrogen oxide (NOx) and sulfur dioxide (SO2) were to be required in certain states beginning in 2012. In April 2014 the Supreme Court reversed and remanded the 2012 decision of the U.S. Court of Appeals for the D.C. Circuit that had vacated the CSAPR. In December, 2015 EPA published a proposed update to the CSAPR rule. Litigation of the remaining CSAPR lawsuits is pending.

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

South Dakota. The South Dakota DENR determined that the Big Stone plant, in which we have a 23.4% ownership, is subject to the BART requirements of the Regional Haze Rule. South Dakota DENR's State Implementation Plan (SIP) was approved by the EPA in May 2012. Under the SIP, the Big Stone plant installed a new BART compliant air quality control system (AQCS) to reduce SO2, NOx and particulate emissions. The project was substantially completed and placed in service in December 2015. We capitalized costs of approximately $98 million (including allowance for funds used during construction).

North Dakota. The North Dakota Regional Haze SIP requires the Coyote generating facility, in which we have 10.0% ownership, to reduce its NOx emissions by July 2018. Coyote is in the process of installing control equipment to limit its NOx emissions to 0.5 pounds per million Btu as calculated on a 30-day rolling average basis, including periods of start-up and shutdown, with the project expected to be operational by the third quarter of 2016. The cost of the control equipment is not significant.

Iowa. The Neal #4 generating facility, in which we have an 8.7% ownership, completed the installation of a scrubber, baghouse, activated carbon injection and a selective non-catalytic reduction system in 2013 to comply with national ambient air quality standards and the MATS.

Montana. Colstrip Unit 4, a coal fired generating facility in which we have a 30% interest, is subject to EPA's CCR Rule. A compliance plan has been developed and is in the initial stages of implementation. The current estimate of the total project cost is approximately $90.0 million (our share is 30%) over the remaining life of the facility.

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

The parties filed a joint notice (Notice) on April 21, 2014, that advised the Court of Plaintiffs’ intent to file a Second Amended Complaint which dropped claims relating to 52 projects, and added one additional project. On May 6, 2014, the Court held oral argument on Defendants' motion to dismiss and on Plaintiffs’ motion for summary judgment on the applicable legal standard. On May 22, 2014, the United States Magistrate Judge (Magistrate) issued findings and recommendations, which denied Plaintiffs’ motion for summary judgment and denied most of the Colstrip owners’ motion to dismiss, but dismissed seven of Plaintiffs’ “best available control technology” claims and dismissed two of Plaintiffs' claims for injunctive relief. The Plaintiffs filed an objection to the Magistrate's findings and recommendations with the Court, and on August 13, 2014, the Court adopted the Magistrate's findings and conclusions.

On August 27, 2014, the Plaintiffs filed their Second Amended Complaint, which alleged a total of 13 claims covering eight projects and seeks injunctive and declaratory relief, civil penalties (including $100,000 of civil penalties to be used for beneficial environmental projects), and recovery of their attorney fees. Defendants filed their Answer to the Second Amended

Complaint on September 26, 2014. Since filing the Second Amended Complaint, Plaintiffs have indicated that they are no longer pursuing a number of claims and projects thereby reducing their total claims to eight relating to four projects. The parties filed motions for summary judgment and briefs in support with regard to issues affecting the remaining claims.

On December 1, 2015, the Court held oral argument on all pending motions for summary judgment, and on December 31, 2015, the Magistrate issued findings and recommendations which (a) denied Plaintiffs’ motion for partial summary judgment regarding routine maintenance, repair and replacement; (b) denied Plaintiffs’ motion for partial summary judgment that the redesign projects for the Unit 1 and 4 turbines and the Unit 1 economizer were not “like kind replacements”; (c) granted Defendants’ motion for partial summary judgment regarding Plaintiffs’ use of the “actual-to-potential” emissions test; (d) granted in part and denied in part Plaintiffs’ motion for partial summary judgment regarding the allowable period from which to select a baseline for the Unit 3 reheater project; (e) granted in part and denied in part Defendants’ motion for partial summary judgment on baseline selection; and (f) granted Defendants’ motion for partial summary judgment on emissions calculations for alleged aggregated turbine and safety valve project. Objections were filed by the Plaintiffs to the Magistrate’s findings and recommendations on January 19, 2016, and Defendants filed their response on February 5, 2016. The Court’s ruling on these motions, when issued, should clarify what claims remain and the standards to be applied at trial.A bench trial is scheduled for May 31, 2016.

We intend to vigorously defend this lawsuit. At this time, we cannot predict an outcome, nor is it reasonably possible to estimate the amount or range of loss, if any, that would be associated with an adverse decision.

Billings, Montana Refinery Outage Claim

In August 2014, we received a letter from the ExxonMobil refinery in Billings claiming that it had sustained damages of approximately $48.5 million as a result of a January 2014 electrical outage. In December 2015, Exxon increased the estimated losses related to that incident to approximately $61.7 million. On January 13, 2016, a second electrical outage shut down the ExxonMobil refinery. On January 22, 2016, ExxonMobil filed suit against NorthWestern in U.S. District Court in Billings, Montana, seeking unspecified compensatory and punitive damages arising out both outages. We dispute ExxonMobil’s claims and intend to vigorously defend this lawsuit. We have reported the refinery's claims and lawsuit to our liability insurance carriers under our liability insurance coverage, which has a $2.0 million per occurrence retention. This matter is in the initial stages and we cannot predict an outcome or estimate the amount or range of loss, if any, that would be associated with an adverse result.

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

Financial data for the business segments for the twelve months ended are as follows (in thousands):

December 31, 2015	Electric	Gas	Other	Eliminations	Total
Operating revenues	$944,428	269,871	$—	$—	$1,214,299
Cost of sales	281,251	91,613	—	—	372,864
Gross margin	663,177	178,258	—	—	841,435
Operating, general and administrative	233,416	84,219	(20,160)	—	297,475
Property and other taxes	104,264	29,168	10	—	133,442
Depreciation and depletion	115,701	28,968	33	—	144,702
Operating income	209,796	35,903	20,117	—	265,816
Interest expense, net	(79,044)	(11,433)	(1,676)	—	(92,153)
Other income (expense), net	6,300	1,821	(538)	—	7,583
Income tax expense	(19,950)	(3,752)	(6,335)	—	(30,037)
Net income	$117,102	$22,539	$11,568	$—	$151,209
Total assets	$4,194,810	$1,076,414	$7,416	$—	$5,278,640
Capital expenditures	$234,451	$49,254	$—	$—	$283,705

December 31, 2014	Electric	Gas	Other	Eliminations	Total
Operating revenues	$877,967	$326,896	$—	$—	$1,204,863
Cost of sales	348,640	133,951	—	—	482,591
Gross margin	529,327	192,945	—	—	722,272
Operating, general and administrative	200,186	91,437	14,263	—	305,886
Property and other taxes	84,759	29,821	12	—	114,592
Depreciation and depletion	94,813	28,930	33	—	123,776
Operating income (loss)	149,569	42,757	(14,308)	—	178,018
Interest expense, net	(60,424)	(10,618)	(6,760)	—	(77,802)
Other income, net	4,758	1,324	4,116	—	10,198
Income tax (expense) benefit	(1,490)	(7,463)	19,225	—	10,272
Net income	$92,413	$26,000	$2,273	$—	$120,686
Total assets	$3,442,659	$1,522,902	$8,382	$—	$4,973,943
Capital expenditures	$233,538	$36,846	$—	$—	$270,384

December 31, 2013	Electric	Gas	Other	Eliminations	Total
Operating revenues	$865,239	$287,605	$1,675	$—	$1,154,519
Cost of sales	358,688	120,858	—	—	479,546
Gross margin	506,551	166,747	1,675	—	674,973
Operating, general and administrative	195,100	78,822	11,647	—	285,569
Property and other taxes	78,536	26,993	11	—	105,540
Depreciation and depletion	89,728	23,070	33	—	112,831
Operating income (loss)	143,187	37,862	(10,016)	—	171,033
Interest expense, net	(57,920)	(9,993)	(2,573)	—	(70,486)
Other income, net	4,061	1,239	2,437	—	7,737
Income tax (expense) benefit	(13,905)	(4,134)	3,738	—	(14,301)
Net income (loss)	$75,423	$24,974	$(6,414)	$—	$93,983
Total assets	$2,583,554	$1,117,861	$13,845	$—	$3,715,260
Capital expenditures	$198,032	$32,422	$—	$—	$230,454

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

2015	First	Second	Third	Fourth
Operating revenues	$346,011	$270,560	$272,739	$324,989
Operating income	83,891	61,132	48,461	72,332
Net income	$51,425	$30,973	$23,798	$45,013
Average common shares outstanding	46,977	47,044	47,065	48,098
Income per average common share:
Basic	$1.09	$0.66	$0.51	$0.94
Diluted	$1.09	$0.65	$0.51	$0.93
Dividends per share	$0.48	$0.48	$0.48	$0.48
Stock price:
High	$59.71	$54.65	$56.68	$57.07
Low	50.75	48.44	48.47	51.27
Quarter-end close	53.79	48.75	53.83	54.25

2014	First	Second	Third	Fourth
Operating revenues	$369,723	$270,281	$251,912	$312,947
Operating income	71,350	25,097	30,987	50,584
Net income	$45,580	$7,746	$30,191	$37,169
Average common shares outstanding	38,856	39,137	39,141	43,451
Income per average common share:
Basic	$1.17	$0.20	$0.77	$0.87
Diluted	$1.17	$0.20	$0.77	$0.85
Dividends per share	$0.40	$0.40	$0.40	$0.40
Stock price:
High	$47.86	$52.49	$52.70	$58.70
Low	42.64	45.49	45.30	45.14
Quarter-end close	47.43	52.19	45.36	56.58

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

NORTHWESTERN CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance End of Period
Description	(in thousands)
FOR THE YEAR ENDED DECEMBER 31, 2015
RESERVES DEDUCTED FROM APPLICABLE ASSETS
Uncollectible accounts	$4,302	$2,322	$(2,625)	$3,999
FOR THE YEAR ENDED DECEMBER 31, 2014
RESERVES DEDUCTED FROM APPLICABLE ASSETS
Uncollectible accounts	4,452	3,813	(3,963)	4,302
FOR THE YEAR ENDED DECEMBER 31, 2013
RESERVES DEDUCTED FROM APPLICABLE ASSETS
Uncollectible accounts	3,238	4,167	(2,953)	4,452