Form 10-Q
period 2016-03-31
NORTHWESTERN CORP
filed 2016-04-20
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Common Stock, Par Value $0.01
48,306,885 shares outstanding at April 15, 2016

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

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business and results of operations are subject to the uncertainties described under the caption “Risk Factors” which is part of the disclosure included in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues
Electric	$241,342	$236,046
Gas	91,197	109,965
Total Revenues	332,539	346,011
Operating Expenses
Cost of sales	115,434	112,391
Operating, general and administrative	79,861	81,123
Property and other taxes	35,421	32,787
Depreciation and depletion	39,890	35,819
Total Operating Expenses	270,606	262,120
Operating Income	61,933	83,891
Interest Expense, net	(24,509)	(23,115)
Other Income	3,102	665
Income Before Income Taxes	40,526	61,441
Income Tax Expense	(2,472)	(10,016)
Net Income	$38,054	$51,425

Average Common Shares Outstanding	48,242	46,977
Basic Earnings per Average Common Share	$0.79	$1.09
Diluted Earnings per Average Common Share	$0.79	$1.09
Dividends Declared per Common Share	$0.50	$0.48

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Net Income	$38,054	$51,425
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(118)	268
Cash flow hedges:
Reclassification of net losses (gains) on derivative instruments	37	(89)
Total Other Comprehensive (Loss) Income	(81)	179
Comprehensive Income	$37,973	$51,604

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$9,027	$11,980
Restricted cash	6,831	6,634
Accounts receivable, net	134,983	154,410
Inventories	46,633	53,458
Regulatory assets	40,798	51,348
Other	12,204	8,830
Total current assets	250,476	286,660
Property, plant, and equipment, net	4,069,086	4,059,499
Goodwill	357,586	357,586
Regulatory assets	535,447	517,223
Other noncurrent assets	48,578	43,727
Total Assets	$5,261,173	$5,264,695
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$1,871	$1,837
Short-term borrowings	161,913	229,874
Accounts payable	56,522	74,511
Accrued expenses	219,872	183,988
Regulatory liabilities	78,019	80,990
Total current liabilities	518,197	571,200
Long-term capital leases	25,849	26,325
Long-term debt	1,768,393	1,768,183
Deferred income taxes	527,343	501,532
Noncurrent regulatory liabilities	383,554	378,711
Other noncurrent liabilities	423,166	418,570
Total Liabilities	3,646,502	3,664,521
Commitments and Contingencies (Note 12)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 51,954,883 and 48,306,885 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	520	518
Treasury stock at cost	(96,346)	(93,948)
Paid-in capital	1,379,133	1,376,291
Retained earnings	340,041	325,909
Accumulated other comprehensive loss	(8,677)	(8,596)
Total Shareholders' Equity	1,614,671	1,600,174
Total Liabilities and Shareholders' Equity	$5,261,173	$5,264,695
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$38,054	$51,425
Items not affecting cash:
Depreciation and depletion	39,890	35,819
Amortization of debt issue costs, discount and deferred hedge gain	979	287
Stock-based compensation costs	2,242	1,246
Equity portion of allowance for funds used during construction	(652)	(1,707)
Gain on disposition of assets	(55)	(88)
Deferred income taxes	4,890	9,007
Changes in current assets and liabilities:
Restricted cash	(197)	165
Accounts receivable	19,427	14,636
Inventories	6,825	7,057
Other current assets	(3,374)	1,004
Accounts payable	(11,303)	(23,179)
Accrued expenses	38,023	12,653
Regulatory assets	10,550	16,770
Regulatory liabilities	(2,971)	840
Other noncurrent assets	(1,485)	(782)
Other noncurrent liabilities	1,293	1,648
Cash Provided by Operating Activities	142,136	126,801
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(51,318)	(56,538)
Proceeds from sale of assets	51	80
Change in restricted cash	—	4,806
Cash Used in Investing Activities	(51,267)	(51,652)
FINANCING ACTIVITIES:
Treasury stock activity	(1,788)	(1,991)
Dividends on common stock	(23,922)	(22,376)
Repayments on long-term debt	—	(7)
Repayments of short-term borrowings, net	(67,961)	(57,936)
Financing costs	(151)	(1,092)
Cash Used in Financing Activities	(93,822)	(83,402)
Decrease in Cash and Cash Equivalents	(2,953)	(8,253)
Cash and Cash Equivalents, beginning of period	11,980	20,362
Cash and Cash Equivalents, end of period	$9,027	$12,109
Supplemental Cash Flow Information:
Cash (received) paid during the period for:
Income taxes	$(2,948)	$27
Interest	12,977	12,213
Significant non-cash transactions:
Capital expenditures included in trade accounts payable	5,805	6,395

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except per share data)

	Number of Common Shares	Number of Treasury Shares	Common Stock	Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2014	50,522	3,607	$505	$1,313,844	$(92,558)	$264,758	$(8,766)	$1,477,783

Net income	—	—	—	—	—	51,425	—	51,425
Foreign currency translation adjustment	—	—	—	—	—	—	268	268
Reclassification of net gains on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	(89)	(89)
Stock-based compensation	161	38	—	1,338	(2,085)	—	—	(747)
Issuance of shares	—	—	2	(122)	—	—	—	(120)
Dividends on common stock ($0.48 per share)	—	—	—	—	—	(22,376)	—	(22,376)
Balance at March 31, 2015	50,683	3,645	$507	$1,315,060	$(94,643)	$293,807	$(8,587)	$1,506,144

Balance at December 31, 2015	51,789	3,617	$518	$1,376,291	$(93,948)	$325,909	$(8,596)	$1,600,174

Net income	—	—	—	—	—	38,054	—	38,054
Foreign currency translation adjustment	—	—	—	—	—	—	(118)	(118)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	37	37
Stock-based compensation	166	31	—	2,853	(2,398)	—	—	455
Issuance of shares	—	—	2	(11)	—	—	—	(9)
Dividends on common stock ($0.50 per share)	—	—	—	—	—	(23,922)	—	(23,922)
Balance at March 31, 2016	51,955	3,648	$520	$1,379,133	$(96,346)	$340,041	$(8,677)	$1,614,671

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to March 31, 2016, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

The Financial Statements included herein have been prepared by NorthWestern, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the condensed disclosures provided are adequate to make the information presented not misleading. Management recommends that these unaudited Financial Statements be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain Qualifying Facility (QF) plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 Megawatt (MW) coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per Megawatt Hour (MWH) (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $266.6 million through 2024.

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

In February 2016, the FASB issued revised guidance on accounting for leases. The new standard requires a lessee to recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms longer than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The new guidance will be effective for us in our first quarter of 2019 and early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of adoption of this guidance, and based on our initial analysis do not expect it to have a significant impact on our Financial Statements and disclosures.

In March 2016, the FASB issued guidance revising certain elements of the accounting for share-based payments. The new standard is intended to simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The new guidance will be effective for us in our first quarter of 2017, with early adoption permitted. We are currently evaluating the impact of adoption of this guidance on our Financial Statements and disclosures.

Accounting Standards Adopted

In February 2015, the FASB issued consolidation guidance that eliminated two consolidation models and requires all legal entities to be evaluated under a voting interest entity model or a variable interest entity model. Both models require the reporting entity to identify whether it has a controlling financial interest in a legal entity and is therefore required to consolidate the entity. We adopted this guidance during the first quarter of 2016 with no material impact to our Financial Statements and disclosures.

In April 2015, the FASB issued accounting guidance that changes the presentation of debt issuance costs. The core principle of this revised accounting guidance is that debt issuance costs are not assets, but adjustments to the carrying cost of debt. During the first quarter of 2016, we retrospectively adopted this guidance. The implementation of this accounting standard resulted in a reduction of other noncurrent assets and long-term debt of $13.9 million in the Condensed Consolidated Balance Sheets as of December 31, 2015.

(3) Regulatory Matters

Montana Electric and Natural Gas Tracker Filings

Each year we submit an electric and natural gas tracker filing for recovery of supply costs for the 12-month period ended June 30 and for the projected supply costs for the next 12-month period. The Montana Public Service Commission (MPSC) reviews such filings and makes its cost recovery determination based on whether or not our supply procurement activities were prudent.

Electric Tracker - Our 2012/2013 and 2013/2014 tracker periods are part of consolidated dockets. The 2013/2014 electric tracker filing included market purchases made between July 2013 and January 2014 for replacement power during an outage at Colstrip Unit 4. Inclusion of these costs in the tracker filing is consistent with the treatment of replacement power during previous Colstrip Unit 4 outage costs. During a June 2014 MPSC work session, these incremental market purchases related to the Colstrip Unit 4 outage were identified by the MPSC for additional prudency review.

For the 2014/2015 electric supply tracker, we reached a Stipulation and Settlement Agreement in November 2015 between us and the Montana Consumer Counsel (MCC) (Electric Stipulation), which requires us to include a $0.7 million reduction for production tax credits, suspend certain types of hedging of purchase power costs without first obtaining approval from the MPSC, and to make a compliance filing to remove lost revenues from electric rates effective December 1, 2015.

The MPSC held a work session in March 2016 and, in a 3 - 2 decision, directed staff to draft a final order in the 2012/2013 and 2013/2014 consolidated tracker docket disallowing both replacement power costs from the outage at Colstrip Unit 4 and costs related to generation portfolio modeling. The MPSC also directed staff to draft an order in the 2014/2015 tracker addressing the Electric Stipulation and disallowing modeling costs. Based on this March 2016 oral decision, we recorded a disallowance totaling approximately $10.3 million, which includes $8.2 million of replacement power costs and $2.1 million of modeling costs, and is reflected in cost of sales in the Condensed Consolidated Statement of Income for the three months ended March 31, 2016. In April 2016, we received a final written order in the 2014/2015 tracker consistent with the oral decision, and expect the MPSC to issue a final order in the consolidated 2012/2013 and 2013/2014 tracker dockets in the second quarter of 2016. We will evaluate our legal options once we receive a final written order in the consolidated docket.

Natural Gas Tracker - In October 2015, we received a final order in the natural gas consolidated 2013/2014 and 2012/2013 tracker docket, which allows us to continue collecting the cost of service for natural gas production interests acquired in December 2013 and in August 2012 in northern Montana's Bear Paw Basin (Bear Paw) on an interim basis until approval is received for inclusion of these assets in rate base. The MPSC final order requires that we revise the bridge rates currently used to reflect expected 2015 fixed cost revenue requirements, and to make a filing by September 2016 to address the cost-recovery of our gas production fields. As of March 31, 2016, we have deferred revenue of approximately $0.8 million consistent with the final order.

For the 2014/2015 natural gas supply tracker, we reached a Stipulation and Settlement Agreement between us and the MCC, which requires us to refund our customers approximately $1.5 million as a result of revising the Bear Paw bridge rates to our expected 2015 fixed cost requirements through October 2015, which was recorded as a regulatory liability during 2015. The MPSC issued a final order approving the Stipulation and Settlement Agreement during the first quarter of 2016.

Electric and Natural Gas Lost Revenue Adjustment Mechanism - In 2005, the MPSC approved an energy efficiency program, by which we recovered on an after-the-fact basis a portion of our fixed costs that would otherwise have been collected in kilowatt hour sales lost due to the implementation of energy saving measures between rate filings in our supply trackers. In an order issued in October 2013 related to our 2011/2012 electric supply tracker, the MPSC required us to lower the calculated lost revenue recovery and imposed a new burden of proof on us for future recovery. We appealed the October 2013 order to Montana District Court, which led to a docket being initiated in June 2014 by the MPSC to review lost revenue policy issues. In October 2015, the MPSC issued an order to eliminate the lost revenue adjustment mechanism prospectively effective December 1, 2015.

Based on the October 2013 MPSC order, we have recognized $7.1 million of lost revenues for each annual electric supply tracker period (July 1, 2012 through November 30, 2015) and deferred the remaining portion, which is approximately $13.4 million as of March 31, 2016, and is recorded within current regulatory liabilities in the Condensed Consolidated Balance Sheets. Since the 2012/2013 and 2013/2014 annual electric tracker filings are still subject to final approval, the MPSC may ultimately require us to refund more than we have deferred or approve recovery of more DSM lost revenues than we have recognized since July 2012.

Hydro Compliance Filing

In December 2015, we submitted the required hydro compliance filing to remove the Kerr Project from cost of service, adjust for actual revenue credits and increase property taxes to actual amounts. In January 2016, the MPSC approved an interim adjustment to our hydro rates based on the compliance filing, and opened a separate contested docket requesting additional detail on the adjustment to rates due to the conveyance of the Kerr Project. The MCC has not filed testimony in this contested docket, however, the MPSC identified additional issues and requested information. We expect the MPSC to issue a final order during the second half of 2016. Due to the timing of the rate adjustment, as of March 31, 2016, we have deferred revenue of approximately $6.9 million that will be refunded to customers in 2016.

Dave Gates Generating Station at Mill Creek (DGGS)

In April 2014, the Federal Energy Regulatory Commission (FERC) issued an order affirming a FERC Administrative Law Judge's (ALJ) initial decision in September 2012, regarding cost allocation at DGGS between retail and wholesale customers. This decision concluded that only a portion of these costs should be allocated to FERC jurisdictional customers. We have been recognizing revenue consistent with the ALJ's initial decision. As of March 31, 2016, we have cumulative deferred revenue of approximately $27.3 million, which is subject to refund and recorded within current regulatory liabilities in the Consolidated Balance Sheets.

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

The FERC order was assessed as a triggering event as to whether an impairment charge should be recorded with respect to DGGS. As of March 31, 2016, the DGGS net property, plant and equipment is approximately $159 million. DGGS previously provided only regulation and balancing service, which is the basis for the cost allocation in our filings. The addition of owned hydro generation is driving a shift in utilization of DGGS. In support of our biennial electricity supply resource procurement plan that we filed with the MPSC in March 2016, we conducted a portfolio optimization analysis to evaluate options to use DGGS in combination with other generation resources. This analysis indicates DGGS provides cost-effective products necessary to operate our Montana electricity portfolio, including regulation, load following, peaking services and other ancillary products such as operating reserves, which should guide future cost recovery. The cost recovery of any alternative use of DGGS would be subject to regulatory approval and we cannot provide assurance of such approval. We do not believe an impairment loss is probable at this time; however, we will continue to evaluate recovery of this asset in the future as facts and circumstances change.

(4) Income Taxes

The following table summarizes the significant differences in income tax expense (benefit) based on the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended March 31,
	2016		2015
Income Before Income Taxes	$40,526		$61,441

Income tax calculated at 35% federal statutory rate	14,184	35.0%	21,504	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(1,100)	(2.7)	161	0.3
Flow-through repairs deductions	(6,674)	(16.5)	(9,613)	(15.7)
Production tax credits	(2,775)	(6.8)	(1,261)	(2.1)
Plant and depreciation of flow through items	(938)	(2.3)	(381)	(0.6)
Other, net	(225)	(0.6)	(394)	(0.6)
	(11,712)	(28.9)	(11,488)	(18.7)

Income Tax Expense	$2,472	6.1%	$10,016	16.3%

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

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We have unrecognized tax benefits of approximately $91.2 million as of March 31, 2016, including approximately $67.1 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2016, we did not recognize expense for interest and penalties in the Condensed Consolidated Statements of Income and did not have any amounts accrued at March 31, 2016 and December 31, 2015, respectively, for the payment of interest and penalties.

Our federal tax returns from 2000 forward remain subject to examination by the IRS.

(5) Goodwill

There were no changes in our goodwill during the three months ended March 31, 2016. Goodwill by segment is as follows for both March 31, 2016 and December 31, 2015 (in thousands):

Electric	$243,558
Natural gas	114,028
$357,586

(6) Comprehensive (Loss) Income

The following tables display the components of Other Comprehensive (Loss) Income (in thousands):

	Three Months Ended
	March 31, 2016			March 31, 2015
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$(118)	$—	$(118)	$268	$—	$268
Reclassification of net losses (gains) on derivative instruments	62	(25)	37	(143)	54	(89)
Other comprehensive (loss) income	$(56)	$(25)	$(81)	$125	$54	$179

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	March 31, 2016	December 31, 2015
Foreign currency translation	$1,237	$1,355
Derivative instruments designated as cash flow hedges	(8,977)	(9,014)
Pension and postretirement medical plans	(937)	(937)
Accumulated other comprehensive loss	$(8,677)	$(8,596)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		March 31, 2016
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,014)	$(937)	$1,355	(8,596)
Other comprehensive loss before reclassifications		—	—	(118)	(118)
Amounts reclassified from AOCL	Interest Expense	37	—	—	37
Net current-period other comprehensive income (loss)		37	—	(118)	(81)
Ending balance		$(8,977)	$(937)	$1,237	$(8,677)

		March 31, 2015
		Three Months Ended
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,316)	$(1,247)	$797	(8,766)
Other comprehensive income before reclassifications		—	—	268	268
Amounts reclassified from AOCI	Interest Expense	(89)	—	—	(89)
Net current-period other comprehensive (loss) income		(89)	—	268	179
Ending balance		$(8,405)	$(1,247)	$1,065	$(8,587)

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

Normal Purchases and Normal Sales

We have applied the normal purchase and normal sale scope exception (NPNS) to our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no unrealized amounts recorded in the Financial Statements at March 31, 2016 and December 31, 2015. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

Interest Rate Swaps Designated as Cash Flow Hedges

We have previously used interest rate swaps designated as cash flow hedges to manage our interest rate exposures associated with new debt issuances. We have no interest rate swaps outstanding. These swaps were designated as cash flow hedges with the effective portion of gains and losses, net of associated deferred income tax effects, recorded in AOCL. We reclassify these gains from AOCL into interest expense during the periods in which the hedged interest payments occur. The following table shows the effect of these interest rate swaps previously terminated on the Financial Statements (in thousands):

	Location of amount reclassified from AOCL to Income	Amount Reclassified from AOCL into Income during the Three Months Ended March 31, 2016

Interest rate contracts	Interest Expense	$62

A net pre-tax loss of approximately $14.9 million is remaining in AOCL as of March 31, 2016, and we expect to reclassify approximately $0.3 million of net pre-tax gains from AOCL into interest expense during the next twelve months. These amounts relate to terminated swaps.

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

We classify assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. The table below sets forth by level within the fair value hierarchy the gross components of our assets and liabilities measured at fair value on a recurring basis. NPNS transactions are not included in the fair values by source table as they are not recorded at fair value. See Note 7 - Risk Management and Hedging Activities for further discussion.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels for the periods presented.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
March 31, 2016
Restricted cash	$6,437	$—	$—	$—	$6,437
Rabbi trust investments	29,116	—	—	—	29,116
Total	$35,553	$—	$—	$—	$35,553

December 31, 2015
Restricted cash	$6,240	$—	$—	$—	$6,240
Rabbi trust investments	24,245	—	—	—	24,245
Total	$30,485	$—	$—	$—	$30,485

Restricted cash represents amounts held in money market mutual funds. Rabbi trust investments represent assets held for non-qualified deferred compensation plans, which consist of our common stock and actively traded mutual funds with quoted prices in active markets.

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,768,393	$1,915,299	$1,768,183	$1,844,974

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

Financial data for the business segments are as follows (in thousands):

Three Months Ended
March 31, 2016	Electric	Gas	Other	Eliminations	Total
Operating revenues	$241,342	$91,197	$—	$—	$332,539
Cost of sales	83,624	31,810	—	—	115,434
Gross margin	157,718	59,387	—	—	217,105
Operating, general and administrative	55,443	21,912	2,506	—	79,861
Property and other taxes	27,429	7,989	3	—	35,421
Depreciation and depletion	32,521	7,361	8	—	39,890
Operating income (loss)	42,325	22,125	(2,517)	—	61,933
Interest expense	(22,055)	(1,955)	(499)	—	(24,509)
Other income	467	309	2,326	—	3,102
Income tax (expense) benefit	(1,015)	(3,021)	1,564	—	(2,472)
Net income	$19,722	$17,458	$874	$—	$38,054
Total assets	$4,180,672	$1,073,778	$6,723	—	$5,261,173
Capital expenditures	$41,625	$9,693	$—	—	$51,318

Three Months Ended
March 31, 2015	Electric	Gas	Other	Eliminations	Total
Operating revenues	$236,046	$109,965	$—	$—	$346,011
Cost of sales	63,919	48,472	—	—	112,391
Gross margin	172,127	61,493	—	—	233,620
Operating, general and administrative	60,055	21,911	(843)	—	81,123
Property and other taxes	25,259	7,525	3	—	32,787
Depreciation and depletion	28,554	7,256	9	—	35,819
Operating income	58,259	24,801	831	—	83,891
Interest expense	(19,698)	(2,994)	(423)	—	(23,115)
Other income (expense)	1,282	142	(759)	—	665
Income tax (expense) benefit	(6,253)	(4,721)	958	—	(10,016)
Net income	$33,590	$17,228	$607	$—	$51,425
Total assets	$3,919,536	1,048,449	$7,444	$—	$4,975,429
Capital expenditures	$50,061	6,477	$—	$—	$56,538

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

	Three Months Ended
	March 31, 2016	March 31, 2015
Basic computation	48,242,307	46,976,989
Dilutive effect of:
Performance share awards (1)	98,065	218,457

Diluted computation	48,340,372	47,195,446
______________
(1)          Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

(11) Employee Benefit Plans

Net periodic benefit cost (income) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Components of Net Periodic Benefit Cost (Income)
Service cost	$2,939	$3,463	$130	$129
Interest cost	6,566	6,542	202	183
Expected return on plan assets	(7,081)	(7,920)	(261)	(243)
Amortization of prior service cost	62	62	(471)	(500)
Recognized actuarial loss	2,466	2,618	87	81
Net Periodic Benefit Cost (Income)	$4,952	$4,765	$(313)	$(350)

(12) Commitments and Contingencies

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, the majority of our environmental reserve relates to the remediation of former manufactured gas plant sites owned by us and is estimated to range between $27 million to $32 million. As of March 31, 2016, we have a reserve of approximately $31.2 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $24.5 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies and implementing remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources (DENR). Our current reserve for remediation costs at this site is approximately $11.4 million, and we estimate that approximately $6.8 million of this amount will be incurred during the next five years.

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

In addition, we own or have responsibility for sites in Butte, Missoula and Helena, Montana on which former manufactured gas plants were located. The Butte and Helena sites, both listed as high priority sites on Montana's state superfund list, were placed into the Montana Department of Environmental Quality (MDEQ) voluntary remediation program for cleanup due to soil and groundwater impacts. Soil and coal tar were removed at the sites in accordance with MDEQ requirements. Groundwater monitoring is conducted semiannually at both sites. In February 2016, the MDEQ requested additional information regarding the Helena site, which we provided to the MDEQ in April 2016. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of additional remedial actions and/or investigations, if any, at the Butte and Helena sites.

An investigation conducted at the Missoula site did not require remediation activities, but required preparation of a groundwater monitoring plan. Monitoring wells have been installed and groundwater is monitored semiannually. At the request of Missoula Valley Water Quality District, a draft risk assessment was prepared for the Missoula site and presented to the Missoula County Water Quality Board (MCWQB). The MCWQB deferred all decision making to the MDEQ, but suggested additional site delineation. Additional delineation work began in December 2015 and has continued in 2016. The result of the additional delineation work may lead to amending the risk assessment and/or development of a remedial alternatives report followed by implementation of a remedy. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of risk-based remedial action at the Missoula site or if any additional actions beyond monitored natural attenuation will be required.

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

On August 3, 2015, the EPA released for publication in the Federal Register, the final standards of performance to limit GHG emissions from new, modified and reconstructed fossil fuel generating units and from newly constructed and reconstructed natural gas combined cycle (NGCC) units. The standards reflect the degree of emission limitations achievable through the application of the best system of emission reduction that the EPA determined has been demonstrated for each type of unit.

In a separate action that also affects power plants, on August 3, 2015, the EPA released its final rule establishing GHG performance standards for existing power plants under Clean Air Act Section 111(d). EPA refers to this rule as the Clean Power Plan (CPP). The CPP specifically establishes CO2 emission performance standards for existing electric utility steam generating units and NGCC units. States may develop implementation plans for affected units to meet the individual state targets established in the CPP or may adopt a federal plan. The EPA has given states the option to develop compliance plans for annual rate-based reductions (pounds per megawatt hour (MWH)) or mass-based tonnage limits for CO2. The 2030 rate-based requirement for all existing affected generating units in South Dakota and Montana is 1,167 and 1,305 pounds per MWH, respectively. The rate-based approach requires a 38.4 percent reduction in South Dakota and a 47.4 percent reduction in Montana from 2012 levels by 2030. The mass-based approach for existing units in South Dakota requires a 30.9 percent decrease by 2030, while in Montana the mass-based approach requires a 41 percent decrease by 2030. States are required to submit initial plans for achieving GHG emission standards to EPA by September 2016, but may seek additional time to finalize State plans by September 2018. The initial performance period for compliance would commence in 2022, with full implementation by 2030. The EPA also indicated that states may establish emission trading programs to facilitate compliance with the CPP and provides three options: an emission rate trading program that would allow the trading of emission reduction credits equal to one MWH of emission free generation; a mass-based program that would allow trading of allowances with an allowance equal to one short ton of CO2; and a state measures program that would allow intra-state trading to achieve the state-wide average emission rate.

On August 3, 2015, the EPA also proposed a federal plan that would be imposed if a state fails to submit a satisfactory plan under the CPP. The federal plan proposal includes a "model trading rule" that describes how the EPA would establish an emission trading program as part of the federal plan to allow affected units to comply with the emission rate requirements. EPA proposed both an emission rate trading plan and a mass-based trading plan and indicated that the final federal rule will elect one of the two options. Comments on the proposed federal plan and model trading rule were due January 21, 2016. The EPA has indicated that it intends to finalize both the federal plan and the model trading rules in the summer of 2016.

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

On October 23, 2015, the same date the CPP was published in the Federal Register, we along with other utilities, trade groups, coal producers, labor and business organizations, filed Petitions for Review of the CPP with the United States Court of Appeals for the District of Columbia Circuit. Accompanying these Petitions for Review were Motions to Stay the implementation of the CPP. On January 21, 2016, the U.S. Court of Appeals for the District of Columbia denied the requests for stay but ordered expedited briefing on the merits, with oral argument scheduled for June 2, 2016. On January 26, 2016, 29 states and state agencies asked the U.S. Supreme Court to issue an immediate stay of the CPP. On January 27, 2016, 60 utilities and allied petitioners also requested the U.S. Supreme Court to immediately stay the CPP, and we were among the utilities seeking a stay. On February 9, 2016, the U.S. Supreme Court entered an order staying the CPP. The stay of the CPP will remain in place until the U.S. Supreme Court either denies a petition for certiorari following the U.S. Court of Appeals’ decision on the substantive challenges to the CPP, if one is submitted, or until the U.S. Supreme Court enters judgment following grant of a petition for certiorari. The effect is to delay the CPP’s implementation until challenges to the CPP have been fully litigated and the U.S. Supreme Court has ruled. We do not expect a final judicial decision on challenges to the CPP until mid-2017 at the earliest, and, more likely, early 2018.

On December 22, 2015 we also filed an administrative Petition for Reconsideration with the EPA, requesting that it reconsider the CPP, on the grounds that the CO2 reductions in the CPP were substantially greater in Montana than in the proposed rule. We also requested EPA stay the CPP while it considered our Petition for Reconsideration. At this time no action has been taken on the Petition for Reconsideration or stay request.

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

Requirements to reduce GHG emissions could cause us to incur material costs of compliance, increase our costs of procuring electricity, decrease transmission revenue and impact cost recovery. Although there continues to be proposed legislation and regulations that affect GHG emissions from power plants, technology to efficiently capture, remove and/or sequester such emissions may not be available within a timeframe consistent with the implementation of such requirements. In addition, physical impacts of climate change may present potential risks for severe weather, such as droughts, floods and tornadoes, in the locations where we operate or have interests.

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

Water Intakes and Discharges - Section 316(b) of the Federal Clean Water Act requires that the location, design, construction and capacity of any cooling water intake structure reflect the “best technology available (BTA)” for minimizing environmental impacts. In May 2014, the EPA issued a final rule applicable to facilities that withdraw at least 2 million gallons per day of cooling water from waters of the US and use at least 25 percent of the water exclusively for cooling purposes. The final rule, which became effective in October 2014, gives options for meeting BTA, and provides a flexible compliance approach. Under the rule, permits required for existing facilities will be developed by the individual states and additional capital and/or increased operating costs may be required to comply with future water permit requirements. Challenges to the final cooling water intake rule filed by industry and environmental groups are under review in the Court of Appeals.

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

Jointly Owned Plants - We have joint ownership in generation plants located in South Dakota, North Dakota, Iowa and Montana that are or may become subject to the various regulations discussed above that have been issued or proposed. Compliance with the final rule on Water Intakes and Discharges discussed above, which became effective in January 2016, is not expected to have a significant impact at any of our jointly owned facilities.

North Dakota. The North Dakota Regional Haze SIP requires the Coyote generating facility, in which we have 10% ownership, to reduce its NOx emissions by July 2018. Coyote is in the process of installing control equipment to limit its NOx emissions to 0.5 pounds per million Btu as calculated on a 30-day rolling average basis, including periods of start-up and shutdown, with the project expected to be operational by the third quarter of 2016. The cost of the control equipment is not significant.

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

On December 1, 2015, the Court held oral argument on all pending motions for summary judgment, and on December 31, 2015, the Magistrate issued findings and recommendations which (a) denied Plaintiffs’ motion for partial summary judgment regarding routine maintenance, repair and replacement; (b) denied Plaintiffs’ motion for partial summary judgment that the redesign projects for the Unit 1 and 4 turbines and the Unit 1 economizer were not “like kind replacements”; (c) granted Defendants’ motion for partial summary judgment regarding Plaintiffs’ use of the “actual-to-potential” emissions test; (d) granted in part and denied in part Plaintiffs’ motion for partial summary judgment regarding the allowable period from which to select a baseline for the Unit 3 reheater project; (e) granted in part and denied in part Defendants’ motion for partial summary judgment on baseline selection; and (f) granted Defendants’ motion for partial summary judgment on emissions calculations for alleged aggregated turbine and safety valve project. Plaintiffs filed objections to the Magistrate’s findings and recommendations on January 19, 2016, and Defendants filed their response on February 5, 2016. The Court’s ruling on these motions, when issued, should clarify what claims remain and the standards to be applied at trial. A bench trial is scheduled for May 31, 2016.

We intend to vigorously defend this lawsuit. At this time, we cannot predict an outcome, nor is it reasonably possible to estimate the amount or range of loss, if any, that would be associated with an adverse decision.

Billings, Montana Refinery Outage Claim

In August 2014, we received a letter from the ExxonMobil refinery in Billings claiming that it had sustained damages of approximately $48.5 million as a result of a January 2014 electrical outage. In December 2015, Exxon increased the estimated losses related to that incident to approximately $61.7 million. On January 13, 2016, a second electrical outage shut down the ExxonMobil refinery. On January 22, 2016, ExxonMobil filed suit against NorthWestern in U.S. District Court in Billings, Montana, seeking unspecified compensatory and punitive damages arising from both outages. We dispute ExxonMobil’s claims and intend to vigorously defend this lawsuit. We have reported the refinery's claims and lawsuit to our liability insurance carriers under our liability insurance coverage, which has a $2.0 million per occurrence retention. This matter is in the initial stages and we cannot predict an outcome or estimate the amount or range of loss that would be associated with an adverse result.

State of Montana - Riverbed Rents

On April 1, 2016, the State of Montana filed a complaint on remand with the Montana First Judicial District Court (District Court), naming us, along with Talen Montana, LLC (Talen), as defendants. The State claims it owns the riverbeds underlying 10 of our hydroelectric facilities (dams, along with reservoirs and tailraces) on the Missouri, Madison and Clark Fork Rivers, and seeks rents for Talen’s and our use and occupancy of such lands. The facilities at issue in the litigation include the Hebgen, Madison, Hauser, Holter, Black Eagle, Rainbow, Cochrane, Ryan and Morony facilities on the Missouri-Madison Rivers and the Thompson Falls facility on the Clark Fork River. We acquired these facilities from Talen in November 2014.

Prior to our acquisition of the facilities, Talen litigated this issue against the State in Montana state courts and in the United States Supreme Court. In August 2007, the District Court determined that the 10 hydroelectric facilities were located on rivers which were navigable and that the State held title to the riverbeds. Subsequently, in June 2008, the District Court awarded the State compensation with respect to all 10 facilities of approximately $34 million for the 2000-2006 period and approximately $6 million for 2007 (we have owned the facilities since November 2014). The District Court deferred the determination of compensation for 2008 and future years to the Montana State Land Board.

Talen appealed the issue of navigability to the Montana Supreme Court, which in March 2010 affirmed the District Court decision. In June 2011, Talen petitioned the United States Supreme Court to review the Montana Supreme Court decision. The United States Supreme Court issued an opinion in February 2012, overturning the Montana Supreme Court and holding that the Montana courts erred first by not considering the navigability of the rivers on a segment-by-segment basis and second in relying on present day recreational use of the rivers. The United States Supreme Court also considered the navigability of what it referred to as the Great Falls Reach and concluded, at least from the head of the first waterfall to the foot of the last, that the Great Falls Reach was not navigable for title purposes, and thus the State did not own the riverbeds in that segment. The United States Supreme Court remanded the case to the Montana Supreme Court for further proceedings not inconsistent with its opinion.

Following the 2012 remand, the case laid dormant for four years until the State filed the complaint on remand with the District Court. The complaint on remand renews all of the State’s claims that the rivers on which the 10 hydroelectric facilities are located are navigable (including the Great Falls Reach), and that because they were navigable the riverbeds became State lands upon Montana’s statehood in 1889 and that the State is entitled to rent for their use. The State’s complaint on remand does not claim any specific rental amount. Pursuant to the terms of our acquisition of the hydroelectric facilities, Talen and NorthWestern will share jointly the expense of this litigation, and Talen is responsible for any rents applicable to the periods of time prior to the acquisition (i.e., before November 18, 2014), while we are responsible for periods thereafter.

We dispute the State’s claims and intend to vigorously defend the lawsuit. This matter is in the initial stages, and we cannot predict an outcome. If on remand the District Court determines the riverbeds under all 10 of the hydroelectric facilities are navigable (including the five hydroelectric facilities on the Great Falls Reach) and if it calculates damages as before remand, we estimate the annual rents could be approximately $7.0 million commencing in November 2014, when we acquired the facilities. We anticipate that any obligation to pay the State rent for use and occupancy of the riverbeds would be recoverable in rates from customers, although there can be no assurances that the MPSC would approve any such recovery.

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

OVERVIEW

NorthWestern Corporation, doing business as Northwestern Energy, provides electricity and natural gas to approximately 701,000 customers in Montana, South Dakota and Nebraska. For a discussion of NorthWestern’s business strategy, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

As you read this discussion and analysis, refer to our Consolidated Statements of Income, which present the results of our operations for 2016, and 2015.

HOW WE PERFORMED AGAINST OUR FIRST QUARTER 2015 RESULTS

	Quarter-over-Quarter Change

Gross Margin by Segment(1)
Electric	$(14.4)M	ê	(8.4)%
Natural Gas	$(2.1)M	ê	(3.4)%

Operating Expenses	$5.5M	é	3.7%

Operating Income	$(22.0)M	ê	(26.2)%

Net Income	$(13.4)M	ê	(26.0)%

EPS (Diluted)	$(0.30)	ê	(27.5)%
(1) Non-GAAP financial measure. See "non-GAAP Financial Measure" below.

SIGNIFICANT DEVELOPMENTS IN 2016

•
Lower Net Income of $13.4 million, which is primarily a result of a MPSC disallowance of costs included in our electric supply trackers (discussed below) and increases in operating costs. These impacts were partially offset by an increase in rates in South Dakota and lower income tax expense.

•
Filed our biennial electricity supply resource procurement plan with the MPSC, which provides a road map to our stakeholders, including customers and regulators regarding how we expect to respond to future supply needs.

Following is a brief overview of significant items for 2016, and a discussion of our strategy and outlook.

SIGNIFICANT TRENDS AND REGULATION

Rate Cases

General rate cases are necessary to cover the costs of providing safe, reliable service, while contributing to earnings growth and achieving our financial objectives. We evaluate the need for electric and natural gas rate changes in each of our jurisdictions annually. In conjunction with the filing required for our natural gas production assets in Montana, we expect to submit a natural gas distribution, transmission and storage rate filing based on a 2015 test year.

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

Electric Tracker - The MPSC held a work session in March 2016 and, in a 3 - 2 decision, directed staff to draft final orders in our electric tracker dockets covering 2012/2013, 2013/2014 and 2014/2015 that reflect a disallowance of both replacement power costs from an outage at Colstrip Unit 4 and generation portfolio modeling costs. Inclusion of replacement power costs in the tracker filing is consistent with the treatment of previous Colstrip Unit 4 outage costs. Due to the joint ownership of Colstrip Units 3 and 4 with other utilities, the replacement power costs associated with this outage were subject to a prudency review by several other state utility commissions. No other state utility commission found that the replacement power costs relating to the 2013 Colstrip Unit 4 outage were imprudent. In fact, the Idaho Public Utilities Commission concluded that there was no evidence that one of our co-owners imprudently incurred the Colstrip replacement power costs. The Washington Utilities and Transportation Commission Staff concluded that the outage was not the result of imprudent actions by that same owner, and authorized the adjustment of rates as requested in the filing.

The disallowed modeling costs reflect costs we incur with external vendors to conduct analysis and determine a prudent approach to our supply needs, which reflects the use of our owned generation combined with a procurement strategy. The statute guiding our trackers defines electricity supply costs as those directly related to power purchase agreements, demand-side management and energy efficiency programs.

Based on this March 2016 oral decision, we recorded a disallowance in the first quarter of 2016. In April 2016, we received a final written order in the 2014/2015 tracker consistent with the oral decision, and expect the MPSC to issue a final order in the consolidated 2012/2013 and 2013/2014 tracker dockets in the second quarter of 2016. We will evaluate our legal options once we receive a final written order in the consolidated docket.

•
This disallowance of approximately $10.3 million, which includes $8.2 million of replacement power costs and $2.1 million of modeling costs, is reflected in cost of sales in our results for the three months ended March 31, 2016. The modeling cost disallowance includes approximately $1.5 million of costs included in the tracker dockets discussed above, and approximately $0.6 million expensed for the 2015/2016 tracker period to be filed in May 2016. The total disallowed modeling costs for periods prior to 2016 is approximately $1.9 million.

Natural Gas Tracker - In October 2015, we received a final order in the natural gas consolidated 2013/2014 and 2012/2013 tracker docket. This consolidated docket included our request to continue collecting the cost of service for natural gas production interests acquired in August 2012 and December 2013 in northern Montana's Bear Paw Basin (Bear Paw) on an interim basis until approval is received for inclusion of these assets in rate base. In addition, the MPSC issued an order in February 2016 on our 2014/2015 natural gas tracker. In addition to revising rates on an interim basis, these orders require us to provide information supporting a departure from normal ratemaking procedures for our natural gas production assets. We must submit information sufficient for the MPSC to adopt its choice of a mechanism that annually lowers the revenue requirement and associated rate base value of the depleting and depreciating assets.

•	The order requires us to make a filing by September 2016 to address the cost-recovery of our natural gas production fields.

Electric and Natural Gas Lost Revenue Adjustment Mechanism - In October 2015, the MPSC issued an order eliminating the lost revenue adjustment mechanism. This mechanism was established in 2005 by the MPSC as a component of an approved energy efficiency program, by which we recovered on an after-the-fact basis a portion of our fixed costs that would otherwise have been collected in the kWh sales lost due to energy efficiency programs through our electric and natural supply tracker. Lost revenues were removed prospectively effective December 1, 2015.

Our last approved supply tracker included approximately $7.1 million of lost revenue recovery based on an approved independent study of the annual impact of efficiency efforts. Consistent with this approval, for the period July 1, 2012 through November 30, 2015, we recognized $7.1 million of DSM lost revenues for each annual electric supply tracker period and deferred the remaining portion of efficiency efforts in excess of these amounts. As the 2012/2013 and 2013/2014 annual electric tracker filings are still subject to final approval, the MPSC may ultimately require us to refund more than we have deferred or approve recovery of more DSM lost revenues than we have recognized since July 2012.

•	We expect net income to decrease approximately $4 million on an annualized basis due to this decision.

Hydro Compliance Filing

The MPSC order approving our acquisition of the hydro assets provided that customers would have no financial risk related to our temporary ownership of the Kerr facility, with a compliance filing required upon completion of the transfer to the Confederated Salish and Kootenai Tribes (CSKT). We sold any excess system generation, which was primarily due to our temporary ownership of Kerr, in the market and provided revenue credits to our Montana retail customers until the transfer to the CSKT. Therefore, during our temporary ownership a net benefit of approximately $2.7 million was provided to customers and there was no benefit to shareholders. In December 2015, we submitted the required compliance filing to remove Kerr from cost of service, adjust for actual revenue credits and increase property taxes to actual amounts. In January 2016, the MPSC approved an interim adjustment to our hydro generation rate based on the compliance filing, and opened a separate contested docket requesting additional detail on the adjustment to rates due to the conveyance of Kerr. While the MCC has not filed testimony in this contested docket, the MPSC identified additional issues and requested information. We expect the MPSC to issue a final order during the second half of 2016.

•	We expect the reduction in revenues as a result of the conveyance of Kerr to be offset with a corresponding reduction in operating expenses.

Montana Electricity Supply Resource Procurement Plan

In March 2016, we submitted our electricity supply resource procurement plan (the Plan) to the MPSC, which is updated and filed every two years. The Plan is meant to provide a road map to our stakeholders, including our customers and regulators regarding how we expect to respond to future supply needs and is subject to review and public comment. While we have acquired a significant amount of generation capacity, a significant capacity resource deficit persists. The Plan identifies how to best meet the capacity need and includes a set of action plans we expect to implement on a going forward basis. In addition to meeting peak needs, soon-to-be imposed national reliability standards will require us to have even greater generation capacity available and be capable of increasing or decreasing output to address the intermittent nature of generation such as wind. To address the need for more capacity generation, the analysis indicates adding natural gas-fired generation is the lowest-cost/least-risk approach for addressing customers’ peak demand needs. In addition, we are evaluating adding incremental generation to our hydro capability as a zero carbon alternative.

Supply Investments

We updated our capital spending forecast during the first quarter of 2016 to reflect the Montana procurement plan and our analysis of needs in South Dakota. This updated forecast includes incremental investment of approximately $122 million on internal combustion facilities in Montana, and approximately $65 million of peaking facilities in South Dakota over the five year period that was not included in the forecast in our most recent Form 10-K. Prior to any generation investment we will work with our regulators to define a clear regulatory recovery approach.

Capital Spending Forecast
$400
$350
$300
$250
$200
$150
$100
$50
$0
Millions
$308.1M
$324.4M
$365.2M
$389.4M
$270.0M
SD Peaking Unit
SD Peaking Unit
MT IC Units
MT IC Units
MT IC Units
MT IC Units
2016
2017
2018
2019
2020
MT Electric
SD Electric
MT Gas
SD/NE Gas

	2016	*2017*	*2018*	*2019*	*2020*
Electric	$255.4	$249.2	$236.5	$242.1	$175.6
Electric - Supply Plan	-	19.7	65.2	88.4	13.6
Natural Gas	52.7	55.5	63.5	58.8	80.8
Total Capital	**$308.1**	**$324.4**	**$365.2**	**$389.4**	**$270.0**

Colstrip Facility Working Group

The Colstrip coal-fired generating facility is located in southeastern Montana and includes four units with a net capacity of 2,094 MW. We own a 30 percent interest in Unit 4, or 222 MWs. As discussed above, the CPP reduction of 47 percent in carbon dioxide emissions in Montana by 2030 is the greatest reduction target among the lower 48 states, according to a nationwide analysis. The Governor of Montana is convening a working group to explore the potential of a transfer of ownership of Colstrip Units 1, 2, and 3. At the Governor's request, we agreed to participate in the working group while, at the same time expressing our concerns regarding the significant legal and regulatory constraints. As noted in our response to the request, our primary focus is the core obligation of serving our Montana customers, and ownership of additional generation that is not consistent with the needs outlined in our electricity supply procurement plan raises significant concerns.

FERC Filing - Dave Gates Generating Station at Mill Creek (DGGS)

In April 2014, the FERC issued an order affirming a FERC Administrative Law Judge's (ALJ) initial decision in September 2012, regarding cost allocation at DGGS between retail and wholesale customers. This decision concluded that only a portion of these costs should be allocated to FERC jurisdictional customers. We have been recognizing revenue consistent with the ALJ's initial decision. As of March 31, 2016, we have cumulative deferred revenue of approximately $27.3 million, which is subject to refund and recorded within current regulatory liabilities in the Consolidated Balance Sheets.

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

The FERC order was assessed as a triggering event as to whether an impairment charge should be recorded with respect to DGGS. DGGS previously provided only regulation and balancing service, which is the basis for the cost allocation in our filings. The addition of owned hydro generation is driving a shift in utilization of DGGS. In support of our electricity supply resource procurement plan filed with the MPSC in March 2016, we conducted a portfolio optimization analysis to evaluate options to use DGGS in combination with other generation resources. This analysis indicates DGGS provides cost-effective products necessary to operate our Montana electricity portfolio, including regulation, load following, peaking services and other ancillary products such as operating reserves, which should guide future cost recovery. The cost recovery of any alternative use of DGGS would be subject to regulatory approval and we cannot provide assurance of such approval. We do not believe an impairment loss is probable at this time; however, we will continue to evaluate recovery of this asset in the future as facts and circumstances change.

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

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$241.3	$236.0	$5.3	2.2%
Natural Gas	91.2	110.0	(18.8)	(17.1)
Total Operating Revenues	$332.5	$346.0	$(13.5)	(3.9)%

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$83.6	$63.9	$19.7	30.8%
Natural Gas	31.8	48.5	(16.7)	(34.4)
Total Cost of Sales	$115.4	$112.4	$3.0	2.7%

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$157.7	$172.1	$(14.4)	(8.4)%
Natural Gas	59.4	61.5	(2.1)	(3.4)
Total Gross Margin	$217.1	$233.6	$(16.5)	(7.1)%

Primary components of the change in gross margin include the following:

Gross Margin 2016 vs. 2015
(in millions)
Gross Margin Items Impacting Net Income
South Dakota electric rate increase	$8.6
Natural gas retail volumes	0.2
MPSC disallowance	(10.3)
Natural gas production	(2.4)
Lost revenue adjustment mechanism	(1.8)
Electric transmission	(1.3)
Electric retail volumes	(1.0)
Spion Kop rate decrease	(0.4)
Other	(0.9)
Change in Gross Margin Impacting Net Income	(9.3)

Gross Margin Items Offset in Operating Expenses and Income Tax Expense
Hydro operations - Kerr conveyance	(5.9)
Production tax credits flowed-through trackers	(3.0)
Property taxes recovered in trackers	1.7
Change in Items Offset Within Net Income	(7.2)
Decrease in Consolidated Gross Margin	$(16.5)

Consolidated gross margin for items impacting net income is a decrease of $9.3 million, which includes the following:

•	Improvement in gross margin due to an increase in South Dakota electric rates and an increase in natural gas retail volumes, offset by;

•	The MPSC disallowance of previously incurred costs as discussed above;

•	A decrease in gross margin from natural gas production due primarily to a reduction in interim rates of approximately $1.8 million, based on actual costs, and a decrease in gathering fees;

•	A decrease in the recovery of fixed costs through our trackers as a result of the MPSC order eliminating the lost revenue adjustment mechanism prospectively effective December 1, 2015;

•	Lower demand to transmit energy across our transmission lines due to market pricing and other conditions;

•
The decrease in electric retail volumes reflects lower industrial volumes of a large Montana customer of approximately $0.7 million, which we expect to continue through 2016, and warmer winter weather in our South Dakota jurisdiction; and

•	A decrease in Spion Kop rates effective January 2016.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•	A decrease in revenues from the conveyance of the Kerr facility to the CSKT in September 2015 (offset by reduced operating expenses);

•	A decrease in revenues for production tax credits associated with the Beethoven wind project, which is a reduction in our customers rates (offset by reduced income tax expense); and

•	An increase in revenues for property taxes included in trackers (offset by increased property tax expense).

	Three Months Ended March 31,
	2016	2015	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$79.9	$81.1	$(1.2)	(1.5)%
Property and other taxes	35.4	32.8	2.6	7.9
Depreciation and depletion	39.9	35.8	4.1	11.5
	$155.2	$149.7	$5.5	3.7%

Consolidated operating, general and administrative expenses were $79.9 million for the three months ended March 31, 2016, as compared with $81.1 million for the three months ended March 31, 2015. Primary components of the change include the following:

Operating, General & Administrative Expenses
2016 vs. 2015
(in millions)
Hydro operations - Kerr conveyance	$(5.6)
Non-employee directors deferred compensation	3.1
Insurance reserves	0.9
Other	0.4
Decrease in Operating, General & Administrative Expenses	$(1.2)

The decrease in hydro operations costs in the current period is a result of the conveyance of Kerr to the CSKT in September 2015, which is offset by reduced revenue discussed above. In addition, the change in value of non-employee directors deferred compensation as a result of changes in stock price is offset below in other income. These items have no impact on net income. Absent these items, operating, general and administrative expenses increased by approximately $1.3 million, driven by an increase in insurance reserves primarily due to the Billings, Montana refinery outage discussed in Note 12 to the financial statements.

Property and other taxes were $35.4 million for the three months ended March 31, 2016, as compared with $32.8 million in the same period of 2015. This increase was primarily due to plant additions and higher estimated property valuations in Montana, offset in part by a $0.3 million decrease from the conveyance of Kerr to the CSKT in September 2015. We estimate property taxes throughout each year and update to the actual expense when we receive our Montana property tax bills in November. In addition, under Montana law, we are allowed to track the increases in the actual level of state and local taxes and fees and recover these amounts. The MPSC has authorized recovery of approximately 60% of the estimated increase in our local taxes and fees (primarily property taxes) as compared to the related amount included in rates during our last general rate case.

Depreciation and depletion expense was $39.9 million for the three months ended March 31, 2016, as compared with $35.8 million in the same period of 2015. This increase was primarily due to plant additions, including approximately $1.4 million of depreciation associated with the Beethoven wind project acquisition.

Consolidated operating income for the three months ended March 31, 2016 was $61.9 million, as compared with $83.9 million in the same period of 2015. This decrease was primarily due to the MPSC disallowance and higher operating costs as discussed above, partly offset by the South Dakota electric rate increase.

Consolidated interest expense for the three months ended March 31, 2016 was $24.5 million, as compared with $23.1 million in the same period of 2015. This increase was primarily due to increased debt outstanding associated with the Beethoven wind project acquisition and lower capitalization of allowance for funds used during construction (AFUDC).

Consolidated other income for the three months ended March 31, 2016, was $3.1 million, as compared with $0.6 million in the same period of 2015. This increase was primarily due to a $3.1 million increase in the value of deferred shares held in trust for non-employee directors deferred compensation (which, as discussed above, is offset by a corresponding increase to operating, general and administrative expenses). The resulting net decrease in other income is due to lower capitalization of AFUDC.

Consolidated income tax expense for the three months ended March 31, 2016 was $2.5 million, as compared with $10.0 million in the same period of 2015. Our effective tax rate for the three months ended March 31, 2016 was 6.1% as compared with 16.3% for the same period of 2015. We currently expect our 2016 effective tax rate to range between 6% - 10%.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended March 31,
	2016		2015
Income Before Income Taxes	$40.5		$61.4

Income tax calculated at 35% federal statutory rate	14.2	35.0%	21.5	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(1.1)	(2.7)	0.2	0.3
Flow-through repairs deductions	(6.7)	(16.5)	(9.6)	(15.7)
Production tax credits	(2.8)	(6.8)	(1.3)	(2.1)
Plant and depreciation of flow through items	(0.9)	(2.3)	(0.4)	(0.6)
Other, net	(0.2)	(0.6)	(0.4)	(0.6)
	(11.7)	(28.9)	(11.5)	(18.7)

Income Tax Expense	$2.5	6.1%	$10.0	16.3%

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

Consolidated net income for the three months ended March 31, 2016 was $38.1 million as compared with $51.4 million for the same period in 2015. This decrease was primarily due to the MPSC disallowance and higher operating expenses as discussed above, partly offset by the South Dakota electric rate increase and lower income tax expense.

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

•
Wholesale and other: In October 2015, we became a member of the Southwest Power Pool (SPP), which is a regional transmission organization. As a market participant in SPP, we buy and sell wholesale energy and reserves through the operation of a single, consolidated SPP balancing authority. As such, the increase in wholesale revenues is offset through an increase in cost of sales. This line also includes miscellaneous electric revenues.

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

	Results
	2016	2015	Change	% Change
	(dollars in millions)
Retail revenues	$210.1	$220.0	$(9.9)	(4.5)%
Regulatory amortization	(3.2)	(1.0)	(2.2)	(220.0)
Total retail revenues	206.9	219.0	(12.1)	(5.5)
Transmission	12.5	13.9	(1.4)	(10.1)
Ancillary services	0.4	0.4	—	—
Wholesale and other	21.5	2.7	18.8	696.3
Total Revenues	241.3	236.0	5.3	2.2
Total Cost of Sales	83.6	63.9	19.7	30.8
Gross Margin	$157.7	$172.1	$(14.4)	(8.4)%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2016	2015	2016	2015	2016	2015
	(in thousands)
Montana	$76,690	$79,727	668	667	290,053	285,948
South Dakota	15,238	14,723	168	184	49,910	49,774
Residential	91,928	94,450	836	851	339,963	335,722
Montana	83,023	89,840	793	793	65,277	64,370
South Dakota	20,494	19,037	251	257	12,466	12,322
Commercial	103,517	108,877	1,044	1,050	77,743	76,692
Industrial	9,917	11,815	534	566	73	75
Other	4,775	4,895	23	23	4,668	4,574
Total Retail Electric	$210,137	$220,037	2,437	2,490	422,447	417,063

	Heating Degree Days			2016 as compared with:
	2016	2015	Historic Average	2015	Historic Average
Montana	2,987	2,891	3,288	3% colder	9% warmer
South Dakota	3,674	4,089	4,074	10% warmer	10% warmer

The following summarizes the components of the changes in electric gross margin for the three months ended March 31, 2016 and 2015:

Gross Margin 2016 vs. 2015
(in millions)
Gross Margin Items Impacting Net Income
South Dakota electric rate increase	$8.6
MPSC disallowance	(10.3)
Lost revenue adjustment mechanism	(1.8)
Transmission	(1.3)
Retail volumes	(1.0)
Spion Kop rate decrease	(0.4)
Other	(0.7)
Change in Gross Margin Impacting Net Income	(6.9)

Gross Margin Items Offset in Operating Expenses and Income Tax Expense
Hydro operations - Kerr conveyance	(5.9)
Production tax credits flowed-through trackers	(3.0)
Property taxes recovered in trackers	1.4
Change in Items Offset Within Net Income	(7.5)
Decrease in Consolidated Gross Margin	$(14.4)

Gross margin for items impacting net income is a decrease of $6.9 million including the following:

•	Improvement in gross margin due to an increase in South Dakota electric rates, offset by;

•	The MPSC disallowance of previously incurred costs as discussed above;

•	A decrease in the recovery of fixed costs through our trackers as a result of the MPSC order eliminating the lost revenue adjustment mechanism prospectively effective December 1, 2015;

•	Lower demand to transmit energy across our transmission lines due to market pricing and other conditions;

•
The decrease in retail volumes reflects lower industrial volumes of a large Montana customer of approximately $0.7 million, which we expect to continue through 2016, and warmer winter weather in our South Dakota jurisdiction; and

•	A decrease in Spion Kop rates effective January 2016.

The change in gross margin also includes the following items that had no impact on net income:

•	A decrease in revenues from the conveyance of the Kerr facility to the CSKT in September 2015 (offset by reduced operating expenses);

•	A decrease in revenues for production tax credits associated with the Beethoven wind project, which is a reduction in our customers rates (offset by reduced income tax expense); and

•	An increase in revenues for property taxes included in trackers (offset by increased property tax expense).

The change in regulatory amortization revenue is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on gross margin. In addition, our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

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

•	Wholesale: Primarily represents transportation and storage for others.

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

	Results
	2016	2015	Change	% Change
	(dollars in millions)
Retail revenues	$83.9	$101.8	$(17.9)	(17.6)%
Regulatory amortization	(3.0)	(3.0)	—	—
Total retail revenues	80.9	98.8	(17.9)	(18.1)
Wholesale and other	10.3	11.2	(0.9)	(8.0)
Total Revenues	91.2	110.0	(18.8)	(17.1)
Total Cost of Sales	31.8	48.5	(16.7)	(34.4)
Gross Margin	$59.4	$61.5	$(2.1)	(3.4)%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2016	2015	2016	2015	2016	2015
	(in thousands)
Montana	$36,324	$39,832	4,957	4,763	167,786	165,618
South Dakota	10,148	13,751	1,387	1,566	39,351	39,089
Nebraska	7,819	11,436	1,138	1,319	37,309	37,221
Residential	54,291	65,019	7,482	7,648	244,446	241,928
Montana	17,885	19,895	2,525	2,448	23,224	22,973
South Dakota	6,609	9,246	1,255	1,375	6,462	6,316
Nebraska	4,273	6,658	799	930	4,746	4,692
Commercial	28,767	35,799	4,579	4,753	34,432	33,981
Industrial	437	565	63	71	262	263
Other	386	386	62	56	158	152
Total Retail Gas	$83,881	$101,769	12,186	12,528	279,298	276,324

	Heating Degree Days			2016 as compared with:
	2016	2015	Historic Average	2015	Historic Average
Montana	2,987	2,891	3,288	3% colder	9% warmer
South Dakota	3,674	4,089	4,074	10% warmer	10% warmer
Nebraska	2,951	3,374	3,381	13% warmer	13% warmer

The following summarizes the components of the changes in natural gas gross margin for the three months ended March 31, 2016 and 2015:

Gross Margin 2016 vs. 2015
(in millions)
Gross Margin Items Impacting Net Income
Natural gas production	$(2.4)
Retail volumes	0.2
Other	(0.2)
Change in Gross Margin Impacting Net Income	(2.4)

Gross Margin Item Offset in Operating Expenses
Property taxes recovered in trackers	0.3
Change in Item Offset Within Net Income	0.3
Decrease in Consolidated Gross Margin	$(2.1)

Gross margin for items impacting net income is a decrease of $2.4 million. Gross margin includes a decrease from natural gas production due primarily to a reduction in interim rates of approximately $1.8 million, based on actual costs, and a decrease in gathering fees. This was offset by an increase in natural gas retail volumes, which reflects colder winter weather in Montana offset by warmer winter weather in South Dakota. The increase in revenues for property taxes included in trackers is offset by increased property tax expense with no impact to net income.

Average natural gas supply prices decreased in 2016 resulting in lower retail revenues and cost of sales as compared with 2015, with no impact to gross margin. In addition, our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

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

Short-term liquidity is provided by internal cash flows, the sale of commercial paper and use of our revolving credit facility. We utilize our short-term borrowings and/or revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. Short-term borrowings may also be used to temporarily fund utility capital requirements. As of March 31, 2016, our total net liquidity was approximately $197.1 million, including $9.0 million of cash and $188.1 million of revolving credit facility availability. Revolving credit facility availability was $153.1 million as of April 15, 2016.

The following table presents additional information about short term borrowings during the three months ended March 31, 2016 (in millions):

Amount outstanding at period end	$161.9
Daily average amount outstanding	$183.3
Maximum amount outstanding	$230.8

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

As of March 31, 2016, we are under collected on our supply trackers by approximately $18.5 million, as compared with $29.4 million as of December 31, 2015, and $12.7 million as of March 31, 2015.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, and impact our trade credit availability. Fitch Ratings (Fitch), Moody’s Investors Service (Moody's) and Standard and Poor’s Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of April 15, 2016, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A	A-	F2	Stable
Moody’s	A1	A3	Prime-2	Negative
S&P	A-	BBB	A-2	Stable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income	$38.1	$51.4
Non-cash adjustments to net income	47.3	44.6
Changes in working capital	57.0	30.0
Other noncurrent assets and liabilities	(0.3)	0.8
Cash Provided by Operating Activities	142.1	126.8

Investing Activities
Property, plant and equipment additions	(51.3)	(56.5)
Change in restricted cash	—	4.8
Cash Used in Investing Activities	(51.3)	(51.7)

Financing Activities
Repayments of short-term borrowings, net	(68.0)	(57.9)
Dividends on common stock	(23.9)	(22.4)
Financing costs	(0.2)	(1.1)
Other	(1.7)	(2.0)
Cash Used in Financing Activities	(93.8)	(83.4)

Decrease in Cash and Cash Equivalents	$(3.0)	$(8.3)
Cash and Cash Equivalents, beginning of period	$12.0	$20.4
Cash and Cash Equivalents, end of period	$9.0	$12.1

Cash Provided by Operating Activities

As of March 31, 2016, cash and cash equivalents were $9.0 million as compared with $12.0 million at December 31, 2015 and $12.1 million at March 31, 2015. Cash provided by operating activities totaled $142.1 million for the three months ended March 31, 2016 as compared with $126.8 million during the three months ended March 31, 2015. This increase in operating cash flows is primarily due to an $18.4 million settlement of interest rate swaps during the first quarter of 2015.

Cash Used in Investing Activities

Cash used in investing activities decreased by approximately $0.4 million as compared with the first three months of 2015. Plant additions during 2016 include maintenance additions of approximately $28.5 million, capacity related capital expenditures of approximately $13.9 million, and infrastructure capital expenditures of approximately $8.9 million. Plant additions during the first three months of 2015 included maintenance additions of approximately $37.0 million, supply related capital expenditures of approximately $9.9 million, which were primarily related to electric generation facilities in South Dakota, and infrastructure capital expenditures of approximately $9.6 million.

Cash Used in Financing Activities

Cash used in financing activities totaled $93.8 million during the three months ended March 31, 2016 as compared with $83.4 million during the three months ended March 31, 2015. During the three months ended March 31, 2016, net cash used in financing activities includes net repayments of commercial paper of $68.0 million and the payment of dividends of $23.9 million. During the three months ended March 31, 2015, net cash used in financing activities consisted of net repayments of commercial paper of $57.9 million and the payment of dividends of $22.4 million.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of March 31, 2016. See our Annual Report on Form 10-K for the year ended December 31, 2015 for additional discussion.

	Total	2016	2017	2018	2019	2020	Thereafter
	(in thousands)
Long-term debt	$1,768,393	$—	$—	$55,000	$250,000	$—	$1,463,393
Capital leases	27,720	1,395	1,979	2,133	2,298	2,476	17,439
Short-term borrowings	161,913	161,913	—	—	—	—	—
Estimated pension and other postretirement obligations (1)	67,086	12,917	13,661	13,554	13,489	13,465	N/A
Qualifying facilities liability (2)	937,136	54,472	74,684	76,782	78,918	81,068	571,212
Supply and capacity contracts (3)	1,817,386	163,362	195,255	149,732	145,942	111,562	1,051,533
Contractual interest payments on debt (4)	1,429,807	63,297	84,396	82,622	71,820	63,895	1,063,777
Environmental remediation obligations (1)	6,825	1,225	1,650	1,650	1,500	800	N/A
Total Commitments (5)	$6,216,266	$458,581	$371,625	$381,473	$563,967	$273,266	$4,167,354
_________________________

(1)
We estimate cash obligations related to our pension and other postretirement benefit programs and environmental remediation obligations for five years, as it is not practicable to estimate thereafter. Pension and postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.

(2)
Certain QFs require us to purchase minimum amounts of energy at prices ranging from $74 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $0.9 billion. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $0.7 billion.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on our Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that are believed to be proper and reasonable under the circumstances.

As of March 31, 2016, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%. To more cost effectively meet short-term cash requirements, we issue commercial paper supported by our revolving credit facility. Since commercial paper terms are short-term, we are subject to interest rate risk. As of March 31, 2016, we had approximately $161.9 million of commercial paper outstanding and no borrowings on our revolving credit facility. A 1% increase in interest rates would increase our annual interest expense by approximately $1.6 million.

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

Counterparty Credit Risk

We are exposed to counterparty credit risk related to the ability of these counterparties to meet their contractual payment obligations, and the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. We are also exposed to counterparty credit risk related to providing transmission service to our customers under our Open Access Transmission Tariff and under gas transportation agreements. We have risk management policies in place to limit our transactions to high quality counterparties. We monitor closely the status of our counterparties and take action, as appropriate, to further manage this risk. This includes, but is not limited to, requiring letters of credit or prepayment terms. There can be no assurance, however, that the management tools we employ will eliminate the risk of loss.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

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

See Note 12, Commitments and Contingencies, to the Financial Statements for information regarding legal proceedings.

ITEM 1A.  RISK FACTORS

You should carefully consider the risk factors described below, as well as all other information available to you, before making an investment in our common stock or other securities.

We are subject to potential state and federal unfavorable regulatory outcomes, including to the extent our incurred supply costs are deemed imprudent by the applicable regulatory commissions or certain regulatory mechanisms are not available, we may not recover some of our costs, which could adversely impact our results of operations and liquidity.

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

In addition to general rate cases, our cost tracking mechanisms are a significant component of how we recover our costs. Our wholesale costs for electricity and natural gas supply are recovered through various pass-through cost tracking mechanisms in each of the states we serve. The rates are established based upon projected market prices or contractual obligations. As these variables change, we adjust our rates through our monthly trackers, which are subject to approval by the applicable regulatory commissions. To the extent our energy supply costs are deemed imprudent by the applicable state regulatory commissions, we do not recover some of our costs, which could adversely impact our results of operations.

We have received several unfavorable regulatory rulings in Montana, including:

•In March 2016, the MPSC disallowed approximately $8.2 million of replacement power costs from an outage at Colstrip Unit 4, and approximately $2.1 million of costs related to generation portfolio modeling previously recovered through our electric tracker filings.

•In October 2015, the MPSC issued an order eliminating the lost revenue adjustment mechanism. This mechanism was established in 2005 by the MPSC as a component of an approved energy efficiency program, by which we recovered on an after-the-fact basis a portion of our fixed costs that would otherwise have been collected in the kWh sales lost due to energy efficiency programs through our supply tracker. Lost revenues were removed prospectively effective December 1, 2015.

•In October 2013, the MPSC concluded that $1.4 million of incremental costs associated with regulation service acquired from third parties during a 2012 outage at DGGS were imprudently incurred, and disallowed recovery.

With regard to the lost revenue mechanism decision, our last approved supply tracker included approximately $7.1 million of lost revenue recovery based on an approved independent study of the annual impact of efficiency efforts. Consistent with this approval, for the period July 1, 2012 through November 30, 2015, we recognized $7.1 million of DSM lost revenues for each annual electric supply tracker period and deferred the remaining portion of efficiency efforts in excess of these amounts. As the 2012/2013 and 2013/2014 annual electric tracker filings are still subject to final approval, the MPSC may ultimately require us to refund more than we have deferred or approve recovery of more DSM lost revenues than we have recognized since July 2012.

We appealed the October 2013 decision regarding DGGS outage costs to the Montana District Court, which, in August 2015, upheld the MPSC’s decision. In October 2015, we appealed the District Court’s decision to the Montana Supreme Court. We filed our opening brief in March 2016.

In addition, the MPSC Order approving the purchase of hydro assets in Montana provided that customers would have no financial risk related to our temporary ownership of the Kerr facility, with a compliance filing required upon completion of the transfer to CSKT. We sold any excess system generation, which was primarily due to our temporary ownership of Kerr, in the market and provided revenue credits to our Montana retail customers until the transfer to the CSKT of the Flathead Reservation. The cost of our temporary ownership was not included in rate base, and the benefits were provided to customers. In December 2015, we submitted the required hydro compliance filing to remove Kerr from cost of service, adjust for actual revenue credits and increase property taxes to actual amounts.

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

In April 2014, the FERC issued an order affirming a FERC Administrative Law Judge's (ALJ) initial decision in September 2012, regarding cost allocation at DGGS between retail and wholesale customers. This decision concluded that only a portion of these costs should be allocated to FERC jurisdictional customers. We filed a request for rehearing, which remains pending. The FERC order was assessed as a triggering event as to whether an impairment charge should be recorded with respect to DGGS. We are evaluating options to use DGGS in combination with other generation resources, including our hydro facilities, to minimize portfolio costs, which may facilitate cost recovery. The cost recovery of any alternative use of DGGS would be subject to regulatory approval and we cannot provide assurance of such approval. If we are not able to obtain cost recovery of DGGS we may be required to record an impairment charge, which could have a material adverse effect on our operating results.

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

Our ability to invest in additional generation is impacted by regulatory and public policy. Under the Public Utility Regulatory Policies Act of 1978 (PURPA), electric utilities are required, with exceptions, to purchase energy and capacity from independent power producers that are qualifying co-generation facilities and qualifying small power production facilities (QFs). Our requirements to procure power from these sources could impact our ability to make generation investments depending upon the number and size of QF contracts we ultimately enter into. In addition, the cost to procure power from these QFs may not be a cost effective resource for customers, or the type of generation resource needed, resulting in increased supply costs.

We are subject to many FERC rules and orders that regulate our electric and natural gas business and are subject to periodic audits. In March 2015, FERC began conducting an audit of our open access transmission tariffs and operations in Montana and South Dakota. These audits typically take up to 24 months to complete.

We must also comply with established reliability standards and requirements, which apply to North American Electric Reliability Corporation (NERC) functions in both the Midwest Reliability Organization for our South Dakota operations and Western Electric Coordination Council for our Montana operations. The FERC, NERC, or a regional reliability organization may assess penalties against any responsible entity that violates their rules, regulations or standards. Violations may be discovered through various means, including self-certification, self-reporting, compliance investigations, audits, periodic data submissions, exception reporting, and complaints. Penalties for the most severe violations can reach as high as $1 million per violation, per day. If a serious reliability incident or other incidence of noncompliance did occur, it could have a material adverse effect on our operating and financial results.

We are also subject to changing federal and state laws. Congress and state legislatures may enact legislation that adversely affects our operations and financial results.

We are subject to existing, and potential future, federal and state legislation. In the planning and management of our operations, we must address the effects of legislation within a regulatory framework. Federal and state laws can significantly impact our operations, whether it is new or revised statutes directly affecting the electric and gas industry, or other issues such as taxes. In addition, new or revised statutes can also materially affect our operations through impacting existing regulations or requiring new regulations. These changes are ongoing, and we cannot predict the future course of changes or the ultimate effect that this changing environment will have on us. Changes in laws, and the resulting regulations and tariffs and how they are implemented and interpreted, may have a material adverse effect on our businesses, financial condition, results of operations and cash flows.

We are subject to extensive and changing laws and regulations that affect our industry and our operations, including environmental laws and regulations and potential environmental liabilities, which could have a material adverse effect on our liquidity and results of operations.

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

National and international actions have been initiated to address global climate change and the contribution of greenhouse gas (GHG) emissions including, most significantly, carbon dioxide. In August 2015, the EPA released final standards of performance to limit GHG emissions from new, modified and reconstructed fossil fuel generating units and from newly constructed and reconstructed natural gas combined cycle units. In a separate action that also affects power plants, in August 2015, the EPA released its final rule establishing GHG performance standards for existing power plants under Clean Air Act Section 111(d). EPA refers to this rule as the Clean Power Plan or CPP.

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

On October 23, 2015, the same date the CPP was published in the Federal Register, we along with other utilities, trade groups, coal producers, labor and business organizations, filed Petitions for Review of the CPP with the United States Court of Appeals for the District of Columbia Circuit. Accompanying these Petitions for Review were Motions to Stay the implementation of the CPP. On January 21, 2016, the U.S. Court of Appeals for the District of Columbia denied the requests for stay but ordered expedited briefing on the merits, with oral argument scheduled for June 2, 2016. On January 26, 2016, 29 states and state agencies asked the U.S. Supreme Court to issue an immediate stay of the CPP. On January 27, 2016, 60 utilities and allied petitioners also requested the U.S. Supreme Court to immediately stay the CPP, and we were among the utilities seeking a stay. On February 9, 2016, the U.S. Supreme Court entered an order staying the Clean Power Plan. The stay of the CPP will remain in place until the U.S. Supreme Court either denies a petition for certiorari following the U.S. Court of Appeals’ decision on the substantive challenges to the CPP, if one is submitted, or until the U.S. Supreme Court enters judgment following grant of a petition for certiorari. The effect is to delay the CPP’s deadlines until challenges to the CPP have been fully litigated and the U.S. Supreme Court has ruled. We do not expect a final judicial decision on challenges to the CPP until mid-2017 at the earliest, and, more likely, early 2018.

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

Requirements to reduce GHG emissions could cause us to incur material costs of compliance and increase our costs of procuring electricity. Although there continues to be changes in legislation and regulations that affect GHG emissions from power plants, technology to efficiently capture, remove and/or sequester such emissions may not be available within a timeframe consistent with the implementation of such requirements. We cannot predict with any certainty the impact of these risks on our results of operations.

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

Both decreasing use per customer driven by appliance and lighting efficiency and the availability of cost-effective distributed generation puts downward pressure on load growth. Our electricity supply resource procurement plan includes an expected load growth assumption of 0.8 percent annually, which reflects low customer and usage increases, offset in part by these efficiency measures. Reductions in usage, attributable to various factors could materially affect our results of operations, financial position, and cash flows through, among other things, reduced operating revenues, increased operating and maintenance expenses, and increased capital expenditures, as well as potential asset impairment charges or accelerated depreciation and decommissioning expenses over shortened remaining asset useful lives.

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

Climate change and the costs that may be associated with its impacts have the potential to affect our business in many ways, including increasing the cost incurred in providing electricity and natural gas, impacting the demand for and consumption of electricity and natural gas (due to change in both costs and weather patterns), and affecting the economic health of the regions in which we operate. Extreme weather conditions creating high energy demand on our own and/or other systems may raise market prices as we buy short-term energy to serve our own system. Severe weather impacts our service territories, primarily through thunderstorms, tornadoes and snow or ice storms. To the extent the frequency of extreme weather events increase, this could increase our cost of providing service. We derive a significant portion of our power supply from hydroelectric facilities. Because of our heavy reliance on hydroelectric generation, snowpack, the timing of run-off, drought conditions, and the availability of water can significantly affect operations. In addition, extreme weather may exacerbate the risks to physical infrastructure. We may not recover all costs related to mitigating these physical and financial risks.

Cyber and physical attacks, threats of terrorism and catastrophic events that could result from terrorism, or individuals and/or groups attempting to disrupt our business, or the businesses of third parties, may affect our operations in unpredictable ways and could adversely affect our liquidity and results of operations.

We are subject to the potentially adverse operating and financial effects of terrorist acts and threats, as well as cyber (such as hacking and viruses) and physical security breaches and other disruptive activities of individuals or groups. Our generation, transmission and distribution facilities are deemed critical infrastructure and provide the framework for our service infrastructure. These assets and the information technology systems on which they depend could be direct targets of, or indirectly affected by, cyber attacks and other disruptive activities, including cyber attacks and other disruptive activities on third party facilities that are interconnected to us through the regional transmission grid or natural gas pipeline infrastructure. Any significant interruption of these assets or systems could prevent us from fulfilling our critical business functions including delivering energy to our customers, and sensitive, confidential and other data could be compromised.

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

In early July 2013, following the return to service from a scheduled maintenance outage, Colstrip Unit 4 tripped off-line and incurred damage to its stator and rotor. Colstrip Unit 4 returned to service in early 2014. As discussed above, we were not able to fully recover our costs for the purchase of replacement power while Colstrip Unit 4 was out of service.

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

ITEM 6.                      EXHIBITS

(a) Exhibits

Exhibit 10.1—NorthWestern Energy 2016 Annual Incentive Plan (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 16, 2016, Commission File No. 1-10499).

Exhibit 10.2—Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated February 16, 2016, Commission File No. 1-10499).

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

NorthWestern Corporation
Date:	April 20, 2016	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1
NorthWestern Energy 2016 Annual Incentive Plan (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 16, 2016, Commission File No. 1-10499).

10.2
Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated February 16, 2016, Commission File No. 1-10499).

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