Form 10-Q
period 2016-06-30
NORTHWESTERN CORP
filed 2016-07-22
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Common Stock, Par Value $0.01
48,311,224 shares outstanding at July 15, 2016

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Electric	$248,403	$221,362	$489,745	$457,408
Gas	44,717	49,198	135,914	159,163
Total Revenues	293,120	270,560	625,659	616,571
Operating Expenses
Cost of sales	81,693	79,527	197,127	191,918
Operating, general and administrative	72,579	61,720	152,440	142,843
Property and other taxes	35,208	32,454	70,629	65,241
Depreciation and depletion	39,898	35,727	79,788	71,546
Total Operating Expenses	229,378	209,428	499,984	471,548
Operating Income	63,742	61,132	125,675	145,023
Interest Expense, net	(26,421)	(22,943)	(50,930)	(46,058)
Other Income	1,195	995	4,297	1,660
Income Before Income Taxes	38,516	39,184	79,042	100,625
Income Tax Expense	(2,947)	(8,211)	(5,419)	(18,227)
Net Income	$35,569	$30,973	$73,623	$82,398

Average Common Shares Outstanding	48,309	47,044	48,275	47,011
Basic Earnings per Average Common Share	$0.74	$0.66	$1.53	$1.75
Diluted Earnings per Average Common Share	$0.73	$0.65	$1.52	$1.74
Dividends Declared per Common Share	$0.50	$0.48	$1.00	$0.96

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$35,569	$30,973	$73,623	$82,398
Other comprehensive income (loss), net of tax:
Foreign currency translation	8	(56)	(110)	212
Cash flow hedges:
Reclassification of net losses (gains) on derivative instruments	37	(91)	74	(180)
Total Other Comprehensive Income (Loss)	45	(147)	(36)	32
Comprehensive Income	$35,614	$30,826	$73,587	$82,430

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$8,969	$11,980
Restricted cash	6,588	6,634
Accounts receivable, net	115,833	154,410
Inventories	49,923	53,458
Regulatory assets	40,483	51,348
Other	16,195	8,830
Total current assets	237,991	286,660
Property, plant, and equipment, net	4,109,730	4,059,499
Goodwill	357,586	357,586
Regulatory assets	556,910	517,223
Other noncurrent assets	45,389	43,727
Total Assets	$5,307,606	$5,264,695
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$1,905	$1,837
Short-term borrowings	256,806	229,874
Accounts payable	55,470	74,511
Accrued expenses	181,119	183,988
Regulatory liabilities	25,376	80,990
Total current liabilities	520,676	571,200
Long-term capital leases	25,373	26,325
Long-term debt	1,773,714	1,768,183
Deferred income taxes	553,824	501,532
Noncurrent regulatory liabilities	388,012	378,711
Other noncurrent liabilities	418,372	418,570
Total Liabilities	3,679,971	3,664,521
Commitments and Contingencies (Note 13)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 51,956,014 and 48,311,079 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	520	518
Treasury stock at cost	(96,265)	(93,948)
Paid-in capital	1,380,345	1,376,291
Retained earnings	351,667	325,909
Accumulated other comprehensive loss	(8,632)	(8,596)
Total Shareholders' Equity	1,627,635	1,600,174
Total Liabilities and Shareholders' Equity	$5,307,606	$5,264,695
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$73,623	$82,398
Items not affecting cash:
Depreciation and depletion	79,788	71,546
Amortization of debt issue costs, discount and deferred hedge gain	1,987	562
Stock-based compensation costs	3,361	2,331
Equity portion of allowance for funds used during construction	(1,608)	(3,971)
Loss (gain) on disposition of assets	1,054	(87)
Deferred income taxes	5,535	19,919
Changes in current assets and liabilities:
Restricted cash	46	(12)
Accounts receivable	38,577	40,591
Inventories	3,535	4,032
Other current assets	(7,365)	(1,040)
Accounts payable	(17,595)	(30,186)
Accrued expenses	786	(30,881)
Regulatory assets	10,865	20,579
Regulatory liabilities	(55,614)	4,389
Other noncurrent assets	(3,099)	(1,014)
Other noncurrent liabilities	7,118	11,182
Cash Provided by Operating Activities	140,994	190,338
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(121,246)	(131,170)
Acquisitions	—	(492)
Proceeds from sale of assets	137	80
Change in restricted cash	—	9,153
Cash Used in Investing Activities	(121,109)	(122,429)
FINANCING ACTIVITIES:
Treasury stock activity	(1,614)	(1,008)
Dividends on common stock	(47,865)	(44,760)
Issuance of long-term debt	60,000	200,000
Repayments on long-term debt	(55,000)	(150,016)
Issuances (repayments) of short-term borrowings, net	26,932	(47,931)
Financing costs	(5,349)	(11,688)
Cash Used in Financing Activities	(22,896)	(55,403)
(Decrease) Increase in Cash and Cash Equivalents	(3,011)	12,506
Cash and Cash Equivalents, beginning of period	11,980	20,362
Cash and Cash Equivalents, end of period	$8,969	$32,868
Supplemental Cash Flow Information:
Cash (received) paid during the period for:
Income taxes	$(2,922)	$27
Interest	42,861	44,611
Significant non-cash transactions:
Capital expenditures included in trade accounts payable	11,054	9,199

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except per share data)

	Number of Common Shares	Number of Treasury Shares	Common Stock	Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2014	50,522	3,607	$505	$1,313,844	$(92,558)	$264,758	$(8,766)	$1,477,783

Net income	—	—	—	—	—	82,398	—	82,398
Foreign currency translation adjustment	—	—	—	—	—	—	212	212
Reclassification of net gains on derivative instruments from Other Comprehensive Income (OCI) to net income, net of tax	—	—	—	—	—	—	(180)	(180)
Stock-based compensation	164	17	—	2,888	(1,567)	—	—	1,321
Issuance of shares	—	—	2	(122)	—	—	—	(120)
Dividends on common stock ($0.96 per share)	—	—	—	—	—	(44,760)	—	(44,760)
Balance at June 30, 2015	50,686	3,624	$507	$1,316,610	$(94,125)	$302,396	$(8,734)	$1,516,654

Balance at December 31, 2015	51,789	3,617	$518	$1,376,291	$(93,948)	$325,909	$(8,596)	$1,600,174

Net income	—	—	—	—	—	73,623	—	73,623
Foreign currency translation adjustment	—	—	—	—	—	—	(110)	(110)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	74	74
Stock-based compensation	167	28	—	4,065	(2,317)	—	—	1,748
Issuance of shares	—	—	2	(11)	—	—	—	(9)
Dividends on common stock ($1.00 per share)	—	—	—	—	—	(47,865)	—	(47,865)
Balance at June 30, 2016	51,956	3,645	$520	$1,380,345	$(96,265)	$351,667	$(8,632)	$1,627,635

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to June 30, 2016, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain Qualifying Facility (QF) plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 Megawatt (MW) coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per Megawatt Hour (MWH) (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $259.5 million through 2024.

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

In April 2015, the FASB issued accounting guidance that changes the presentation of debt issuance costs. The core principle of this revised accounting guidance is that debt issuance costs are not assets, but adjustments to the carrying cost of debt. During the first quarter of 2016, we retrospectively adopted this guidance. The implementation of this accounting standard resulted in a reduction of other noncurrent assets and long-term debt of $13.9 million and $13.0 million in the Condensed Consolidated Balance Sheets as of December 31, 2015 and 2014, respectively.

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

During the second quarter of 2016, we filed our 2016 annual electric and natural gas tracker filings for the 2015/2016 tracker period. We received orders from the MPSC in July 2016 approving the filings on an interim basis.

Electric Trackers - 2012/2013 - 2013/2014 (Consolidated Docket) and 2014/2015 (2015 Tracker) - The MPSC held a work session in March 2016 and directed staff to draft a final order in our Consolidated Docket that reflects a disallowance of both replacement power costs from a 2013 outage at Colstrip Unit 4 and portfolio modeling costs in each of the periods. On the same day, in a separate work session, the MPSC directed staff to draft a final order in the 2015 Tracker that approved a stipulation between us and the Montana Consumer Counsel, but disallowed portfolio modeling costs. Based on the March 2016 work sessions, we recorded a disallowance during the first quarter of 2016 totaling approximately $10.3 million, which included $8.2 million of replacement power costs and $2.1 million of modeling costs.

In April 2016, we received the final written order in the 2015 Tracker, which was consistent with the work session. We filed a motion for reconsideration of the decision with the MPSC regarding the disallowance of portfolio modeling costs, which was denied. In June 2016, we filed an appeal of the decision in Montana District Court.

In May 2016, we received the final written order in the Consolidated Docket. The written order clarified the disallowance of modeling costs, resulting in a reduction of the disallowance recorded during the first quarter of 2016 of $0.8 million, which is reflected as a reduction in cost of sales in the Condensed Consolidated Statement of Income for the three months ended June 30, 2016.

In addition, the May 2016 Consolidated Docket final order upheld the March 2016 decision regarding replacement power costs, concluding that we were imprudent by failing to (1) mitigate a risk by not investigating outage insurance; (2) investigate alternative recovery mechanisms prior to seeking recovery from customers; and (3) meet our burden of proof because the filing lacked sufficient information demonstrating the prudency of the replacement power costs. We filed a motion for reconsideration of the decision with the MPSC. The matter is fully briefed and awaiting a decision by the MPSC.

Electric and Natural Gas Lost Revenue Adjustment Mechanism - In 2005, the MPSC approved an energy efficiency program, by which we recovered on an after-the-fact basis a portion of our fixed costs that would otherwise have been collected in kilowatt hour sales lost due to the implementation of energy saving measures. In an order issued in October 2013 related to our 2011/2012 electric supply tracker, the MPSC required us to lower the calculated lost revenue recovery and imposed a new burden of proof on us for future recovery. We appealed the October 2013 order to Montana District Court, which led to a docket being initiated in June 2014 by the MPSC to review lost revenue policy issues. In October 2015, the MPSC issued an order to eliminate the lost revenue adjustment mechanism prospectively effective December 1, 2015.

Based on the October 2013 MPSC order, for the period July 1, 2012 through November 30, 2015, we recognized $7.1 million of lost revenues for each annual electric supply tracker period and deferred the remaining $14.2 million of efficiency efforts collected through the trackers pending final approval of the open tracker filings. As discussed above, during the second quarter of 2016, we received final written orders resolving our prior period open tracker dockets. These orders allowed the recovery of lost revenues included in each tracker period. As a result, we recognized revenue deferred during the July 2012 - November 2015 periods of $14.2 million in the Condensed Consolidated Statement of Income for the three months ended June 30, 2016.

Hydro Compliance Filing

In December 2015, we submitted the required hydro compliance filing to remove the Kerr Project from cost of service, adjust for actual revenue credits and increase property taxes to actual amounts. In January 2016, the MPSC approved an interim adjustment to our hydro rates based on the compliance filing, and opened a separate contested docket requesting additional detail on the adjustment to rates due to the conveyance of the Kerr Project. The MPSC identified additional issues and requested information. A procedural schedule has been established and a hearing is scheduled for September 2016. We expect the MPSC to issue a final order during the fourth quarter of 2016. Due to the timing of the rate adjustment, as of June 30, 2016, we have deferred revenue of approximately $4.9 million that we expect to refund to customers in 2016.

FERC Filing - Dave Gates Generating Station at Mill Creek (DGGS)

In May 2016, we received an order from the Federal Energy Regulatory Commission (FERC) denying a May 2014 request for rehearing and requiring us to make refunds. The request for rehearing challenged a September 2012 FERC Administrative Law Judge's (ALJ) initial decision regarding cost allocation at DGGS between retail and wholesale customers. This decision concluded that only a portion of these costs should be allocated to FERC jurisdictional customers. We had deferred cumulative revenue of approximately $27.3 million, consistent with the ALJ's initial decision, which was refunded to wholesale and choice customers in June 2016 in accordance with the FERC order.

In June 2016, we filed a petition for review of the FERC's May 2016 order with the United States Circuit Court of Appeals for the District of Columbia Circuit. The briefing schedule for this appeal has not been established.

The FERC order was assessed as a triggering event as to whether an impairment charge should be recorded with respect to DGGS. As of June 30, 2016, the DGGS net property, plant and equipment is approximately $152 million. DGGS previously provided only regulation service, which is the basis for the cost allocation in our previous MPSC and FERC filings. With the addition of owned hydro generation in November 2014, we are able to shift the utilization of DGGS to additional alternative uses, optimizing our generation portfolio. In support of our biennial electricity supply resource procurement plan that we filed with the MPSC in March 2016, we conducted a portfolio optimization analysis to evaluate options to use DGGS in combination with other generation resources. This analysis indicates DGGS provides cost-effective products necessary to operate our Montana electricity portfolio, including regulation, load following, peaking services and other ancillary products such as contingency reserves, which should guide future cost recovery. The cost recovery of any alternative use of DGGS would be subject to regulatory approval and we cannot provide assurance of such approval. We do not believe an impairment loss is probable at this time; however, we will continue to evaluate recovery of this asset in the future as facts and circumstances change.

(4) Income Taxes

The following table summarizes the significant differences in income tax expense based on the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended June 30,
	2016		2015
Income Before Income Taxes	$38,516		$39,184

Income tax calculated at 35% federal statutory rate	13,481	35.0%	13,715	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(1,025)	(2.7)	367	0.9
Flow-through repairs deductions	(6,971)	(18.1)	(4,848)	(12.4)
Production tax credits	(2,324)	(6.0)	(651)	(1.7)
Plant and depreciation of flow through items	(246)	(0.6)	(245)	(0.6)
Prior year permanent return to accrual adjustments	(128)	(0.3)	—	—
Other, net	160	0.4	(127)	(0.2)
	(10,534)	(27.3)	(5,504)	(14.0)

Income Tax Expense	$2,947	7.7%	$8,211	21.0%

	Six Months Ended June 30,
	2016		2015
Income Before Income Taxes	$79,042		$100,625

Income tax calculated at 35% federal statutory rate	27,665	35.0%	35,219	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(2,125)	(2.6)	528	0.6
Flow-through repairs deductions	(13,645)	(17.3)	(14,461)	(14.4)
Production tax credits	(5,099)	(6.5)	(1,912)	(1.9)
Plant and depreciation of flow through items	(1,184)	(1.5)	(626)	(0.6)
Prior year permanent return to accrual adjustments	(128)	(0.2)	—	—
Other, net	(65)	—	(521)	(0.6)
	(22,246)	(28.1)	(16,992)	(16.9)

Income Tax Expense	$5,419	6.9%	$18,227	18.1%

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

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We have unrecognized tax benefits of approximately $91.0 million as of June 30, 2016, including approximately $66.8 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the six months ended June 30, 2016 we recognized $0.3 million of expense for interest and penalties in the Condensed Consolidated Statements of Income. As of June 30, 2016, we had $0.3 million of interest accrued in the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2015, we did not recognize any expense for interest or penalties, and did not have any amounts accrued as of December 31, 2015, for the payment of interest and penalties.

Our federal tax returns from 2000 forward remain subject to examination by the Internal Revenue Service.

(5) Goodwill

We completed our annual goodwill impairment test as of April 1, 2016, and no impairment was identified. We calculate the fair value of our reporting units by considering various factors, including valuation studies based primarily on a discounted cash flow analysis, with published industry valuations and market data as supporting information. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in our service territory, regulatory stability, and commodity prices (where appropriate), as well as other factors that affect our revenue, expense and capital expenditure projections.

There were no changes in our goodwill during the six months ended June 30, 2016. Goodwill by segment is as follows for both June 30, 2016 and December 31, 2015 (in thousands):

Electric	$243,558
Natural gas	114,028
Total	$357,586

(6) Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss) (in thousands):

	Three Months Ended
	June 30, 2016			June 30, 2015
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$8	$—	$8	$(56)	$—	$(56)
Reclassification of net losses (gains) on derivative instruments	62	(25)	37	(143)	52	(91)
Other comprehensive income (loss)	$70	$(25)	$45	$(199)	$52	$(147)

	Six Months Ended
	June 30, 2016			June 30, 2015
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$(110)	$—	$(110)	$212	$—	$212
Reclassification of net losses (gains) on derivative instruments	124	(50)	74	(286)	106	(180)
Other comprehensive income (loss)	$14	$(50)	$(36)	$(74)	$106	$32

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	June 30, 2016	December 31, 2015
Foreign currency translation	$1,245	$1,355
Derivative instruments designated as cash flow hedges	(8,940)	(9,014)
Pension and postretirement medical plans	(937)	(937)
Accumulated other comprehensive loss	$(8,632)	$(8,596)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		June 30, 2016
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,977)	$(937)	$1,237	(8,677)
Other comprehensive income before reclassifications		—	—	8	8
Amounts reclassified from AOCL	Interest Expense	37	—	—	37
Net current-period other comprehensive income		37	—	8	45
Ending balance		$(8,940)	$(937)	$1,245	$(8,632)

		Three Months Ended
		June 30, 2015
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,405)	$(1,247)	$1,065	(8,587)
Other comprehensive loss before reclassifications		—	—	(56)	(56)
Amounts reclassified from Accumulated Other Comprehensive Income (AOCI)	Interest Expense	(91)	—	—	(91)
Net current-period other comprehensive loss		(91)	—	(56)	(147)
Ending balance		$(8,496)	$(1,247)	$1,009	$(8,734)

		Six Months Ended
		June 30, 2016
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,014)	$(937)	$1,355	(8,596)
Other comprehensive loss before reclassifications		—	—	(110)	(110)
Amounts reclassified from AOCL	Interest Expense	74	—	—	74
Net current-period other comprehensive income (loss)		74	—	(110)	(36)
Ending balance		$(8,940)	$(937)	$1,245	$(8,632)

		Six Months Ended
		June 30, 2015
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,316)	$(1,247)	$797	(8,766)
Other comprehensive income before reclassifications		—	—	212	212
Amounts reclassified from AOCI	Interest Expense	(180)	—	—	(180)
Net current-period other comprehensive (loss) income		(180)	—	212	32
Ending balance		$(8,496)	$(1,247)	$1,009	$(8,734)

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

Normal Purchases and Normal Sales

We have applied the normal purchase and normal sale scope exception (NPNS) to our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no unrealized amounts recorded in the Financial Statements at June 30, 2016 and December 31, 2015. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

	Location of amount reclassified from AOCL to Income	Amount Reclassified from AOCL into Income during the Six Months Ended June 30, 2016

Interest rate contracts	Interest Expense	$124

A net pre-tax loss of approximately $14.8 million is remaining in AOCL as of June 30, 2016, and we expect to reclassify approximately $0.3 million of net pre-tax gains from AOCL into interest expense during the next twelve months. These amounts relate to terminated swaps.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
June 30, 2016
Restricted cash	$6,232	$—	$—	$—	$6,232
Rabbi trust investments	27,121	—	—	—	27,121
Total	$33,353	$—	$—	$—	$33,353

December 31, 2015
Restricted cash	$6,240	$—	$—	$—	$6,240
Rabbi trust investments	24,245	—	—	—	24,245
Total	$30,485	$—	$—	$—	$30,485

Restricted cash represents amounts held in money market mutual funds. Rabbi trust investments represent assets held for non-qualified deferred compensation plans, which consist of our common stock and actively traded mutual funds with quoted prices in active markets.

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,773,714	$1,976,889	$1,768,183	$1,844,974

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

(9) Financing Activities

In June 2016, we issued $60 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 2.80% maturing in 2026. These bonds are secured by our electric and natural gas assets in South Dakota and were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were used to redeem our 6.05%, $55 million South Dakota First Mortgage Bonds due 2018.

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

Financial data for the business segments are as follows (in thousands):

Three Months Ended
June 30, 2016	Electric	Gas	Other	Eliminations	Total
Operating revenues	$248,403	$44,717	$—	$—	$293,120
Cost of sales	72,165	9,528	—	—	81,693
Gross margin	176,238	35,189	—	—	211,427
Operating, general and administrative	51,568	20,585	426	—	72,579
Property and other taxes	27,322	7,883	3	—	35,208
Depreciation and depletion	32,544	7,346	8	—	39,898
Operating income (loss)	64,804	(625)	(437)	—	63,742
Interest expense	(24,119)	(1,814)	(488)	—	(26,421)
Other income	687	271	237	—	1,195
Income tax (expense) benefit	(3,331)	1,278	(894)	—	(2,947)
Net income (loss)	$38,041	$(890)	$(1,582)	$—	$35,569
Total assets	$4,221,293	$1,080,065	$6,248	—	$5,307,606
Capital expenditures	$57,938	$11,990	$—	—	$69,928

Three Months Ended
June 30, 2015	Electric	Gas	Other	Eliminations	Total
Operating revenues	$221,362	$49,198	$—	$—	$270,560
Cost of sales	65,918	13,609	—	—	79,527
Gross margin	155,444	35,589	—	—	191,033
Operating, general and administrative	60,838	21,800	(20,918)	—	61,720
Property and other taxes	25,080	7,371	3	—	32,454
Depreciation and depletion	28,493	7,226	8	—	35,727
Operating income (loss)	41,033	(808)	20,907	—	61,132
Interest expense	(19,748)	(2,748)	(447)	—	(22,943)
Other income (expense)	1,659	700	(1,364)	—	995
Income tax (expense) benefit	(3,558)	1,217	(5,870)	—	(8,211)
Net income (loss)	$19,386	$(1,639)	$13,226	$—	$30,973
Total assets	$3,994,221	1,057,958	$7,889	$—	$5,060,068
Capital expenditures	$63,926	10,706	$—	$—	$74,632

Six Months Ended
June 30, 2016	Electric	Gas	Other	Eliminations	Total
Operating revenues	$489,745	$135,914	$—	$—	$625,659
Cost of sales	155,789	41,338	—	—	197,127
Gross margin	333,956	94,576	—	—	428,532
Operating, general and administrative	107,011	42,497	2,932	—	152,440
Property and other taxes	54,751	15,872	6	—	70,629
Depreciation and depletion	65,065	14,707	16	—	79,788
Operating income (loss)	107,129	21,500	(2,954)	—	125,675
Interest expense	(46,174)	(3,769)	(987)	—	(50,930)
Other income	1,154	580	2,563	—	4,297
Income tax (expense) benefit	(4,346)	(1,743)	670	—	(5,419)
Net income (loss)	$57,763	$16,568	$(708)	$—	$73,623
Total assets	$4,221,293	$1,080,065	$6,248	—	$5,307,606
Capital expenditures	$99,563	$21,683	$—	—	$121,246

Six Months Ended
June 30, 2015	Electric	Gas	Other	Eliminations	Total
Operating revenues	$457,408	$159,163	$—	$—	$616,571
Cost of sales	129,837	62,081	—	—	191,918
Gross margin	327,571	97,082	—	—	424,653
Operating, general and administrative	120,893	43,711	(21,761)	—	142,843
Property and other taxes	50,339	14,896	6	—	65,241
Depreciation and depletion	57,047	14,482	17	—	71,546
Operating income	99,292	23,993	21,738	—	145,023
Interest expense	(39,446)	(5,742)	(870)	—	(46,058)
Other income (expense)	2,941	842	(2,123)	—	1,660
Income tax expense	(9,811)	(3,504)	(4,912)	—	(18,227)
Net income	$52,976	$15,589	$13,833	$—	$82,398
Total assets	$3,994,221	1,057,958	$7,889	$—	$5,060,068
Capital expenditures	$113,987	17,183	$—	$—	$131,170

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

	Three Months Ended
	June 30, 2016	June 30, 2015
Basic computation	48,308,656	47,043,735
Dilutive effect of:
Performance share awards (1)	66,787	243,961

Diluted computation	48,375,443	47,287,696

	Six Months Ended
	June 30, 2016	June 30, 2015
Basic computation	48,275,482	47,010,546
Dilutive effect of:
Performance share awards (1)	66,621	247,696

Diluted computation	48,342,103	47,258,242

______________
(1)          Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

(12) Employee Benefit Plans

Net periodic benefit cost (income) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Components of Net Periodic Benefit Cost (Income)
Service cost	$2,941	$2,718	$116	$134
Interest cost	6,539	6,545	196	210
Expected return on plan assets	(7,043)	(7,861)	(260)	(242)
Amortization of prior service cost	61	61	(470)	(441)
Recognized actuarial loss	2,478	2,699	71	112
Net Periodic Benefit Cost (Income)	$4,976	$4,162	$(347)	$(227)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Components of Net Periodic Benefit Cost (Income)
Service cost	5,880	$6,181	$246	$263
Interest cost	13,105	13,087	398	393
Expected return on plan assets	(14,124)	(15,781)	(521)	(485)
Amortization of prior service cost	123	123	(941)	(941)
Recognized actuarial loss	4,944	5,317	158	193
Net Periodic Benefit Cost (Income)	$9,928	$8,927	$(660)	$(577)

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, the majority of our environmental reserve relates to the remediation of former manufactured gas plant sites owned by us and is estimated to range between $27 million to $32 million. As of June 30, 2016, we have a reserve of approximately $30.9 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $24.3 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies and implementing remedial actions at the Aberdeen site pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources. As of June 30, 2016, the reserve for remediation costs at this site is approximately $11.4 million, and we estimate that approximately $6.7 million of this amount will be incurred during the next five years.

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

In addition, we own or have responsibility for sites in Butte, Missoula and Helena, Montana on which former manufactured gas plants were located. The Butte and Helena sites, both listed as high priority sites on Montana's state superfund list, were placed into the Montana Department of Environmental Quality (MDEQ) voluntary remediation program for cleanup due to soil and groundwater impacts. Soil and coal tar were removed at the sites in accordance with MDEQ requirements. Groundwater monitoring is conducted semiannually at both sites. In 2016, the MDEQ requested additional information regarding the Helena site. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of additional remedial actions and/or investigations, if any, at the Butte and Helena sites.

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

In a separate action that also affects power plants, on August 3, 2015, the EPA released its final rule establishing GHG performance standards for existing power plants under Clean Air Act Section 111(d) (the Clean Power Plan, or CPP). The CPP establishes CO2 emission performance standards for existing electric utility steam generating units and NGCC units. States may develop implementation plans for affected units to meet the individual state targets established in the CPP or may adopt a federal plan. The EPA has given states the option to develop compliance plans for annual rate-based reductions (pounds per megawatt hour (MWH)) or mass-based tonnage limits for CO2. The 2030 rate-based requirement for all existing affected generating units in South Dakota and Montana is 1,167 and 1,305 pounds per MWH, respectively. The rate-based approach requires a 38.4 percent reduction in South Dakota and a 47.4 percent reduction in Montana from 2012 levels by 2030. The mass-based approach for existing units in South Dakota requires a 30.9 percent decrease by 2030, while in Montana the mass-based approach requires a 41 percent decrease by 2030. States are required to submit initial plans for achieving GHG emission standards to EPA by September 2016, but may seek additional time to finalize State plans by September 2018. The initial performance period for compliance would commence in 2022, with full implementation by 2030. The EPA also indicated that states may establish emission trading programs to facilitate compliance with the CPP and provides three options: an emission rate trading program that would allow the trading of emission reduction credits equal to one MWH of emission free generation; a mass-based program that would allow trading of allowances with an allowance equal to one short ton of CO2; and a state measures program that would allow intra-state trading to achieve the state-wide average emission rate.

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

The CPP reduction of 47.4 percent in carbon dioxide emissions in Montana by 2030 is the greatest reduction target among the lower 48 states, according to a nationwide analysis. Our Montana generation portfolio emits less carbon on average than the EPA's 2030 target due to investments we made prior to 2013 in carbon-free generation resources. However, the CPP's target reduction is applied on a statewide basis, and investments made prior to 2012 are not counted in the CPP's 2030 target. We asked the University of Montana’s Bureau of Business and Economic Research (BBER) to study the potential impacts of the CPP across Montana. The BBER study looked at the implications of closing all four of the generating units that comprise the Colstrip facility in southeast Montana as a scenario for complying with the federal rule. The study's conclusions describe the likely loss of jobs and population, the decline in the local and state tax base, the impact on businesses statewide, and the closure's impact on electric reliability and affordability. The electricity produced at Colstrip Unit 4 represents approximately 25 percent of our customer needs. Closing all four Colstrip units would lead to higher utility rates in order to replace the base-load generation that currently is provided by Colstrip. Closing all four Colstrip units would also create significant issues with the transmission grid that serves Montana, and we would lose transmission revenues that are credited to and lower electric customer bills.

On October 23, 2015, the same date the CPP was published in the Federal Register, we along with other utilities, trade groups, coal producers, and labor and business organizations, filed Petitions for Review of the CPP with the United States Court of Appeals for the District of Columbia Circuit. Accompanying these Petitions for Review were Motions to Stay the implementation of the CPP. On January 21, 2016, the U.S. Court of Appeals for the District of Columbia denied the requests for stay but ordered expedited briefing on the merits. On January 26, 2016, 29 states and state agencies asked the U.S. Supreme Court to issue an immediate stay of the CPP. On January 27, 2016, 60 utilities and allied petitioners also requested the U.S. Supreme Court to immediately stay the CPP, and we were among the utilities seeking a stay. On February 9, 2016, the U.S. Supreme Court entered an order staying the CPP. The stay of the CPP will remain in place until the U.S. Supreme Court either denies a petition for certiorari following the U.S. Court of Appeals’ decision on the substantive challenges to the CPP, if one is submitted, or until the U.S. Supreme Court enters judgment following grant of a petition for certiorari. On May 16, 2016, the U.S. Court of Appeals for the District of Columbia entered an order declaring the challenge to the CPP would be reviewed en banc, rather than by a three judge panel, and delayed oral argument until September 2016. An initial ruling on the challenge is not expected until early 2017, and the U.S. Supreme Court decision on challenges to the CPP is not anticipated until mid-2017, if not early 2018.

On December 22, 2015 we also filed an administrative Petition for Reconsideration with the EPA, requesting that it reconsider the CPP, on the grounds that the CO2 reductions in the CPP were substantially greater in Montana than in the proposed rule. We also requested EPA stay the CPP while it considered our Petition for Reconsideration. At this time, the EPA has taken no action on the Petition for Reconsideration or stay request.

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

We are evaluating the implications of these rules and technology available to achieve the CO2 emission performance standards. We will continue working with federal and state regulatory authorities, other utilities, and stakeholders to seek relief from the final rules that, in our view, disproportionately impact customers in our region, and to seek relief from the final compliance requirements. We cannot predict the ultimate outcome of these matters or what our obligations might be under the state compliance plans with any degree of certainty until they are finalized; however, complying with the carbon emission standards, and with other future environmental rules, may make it economically impractical to continue operating all or a portion of our jointly owned facilities or for individual owners to participate in their proportionate ownership of the coal-fired generating units. This could lead to significant impacts to customer rates for recovery of plant improvements and / or closure related costs and costs to procure replacement power. In addition, these changes could impact system reliability due to changes in generation sources.

Water Intakes and Discharges - Section 316(b) of the Federal Clean Water Act requires that the location, design, construction and capacity of any cooling water intake structure reflect the “best technology available (BTA)” for minimizing environmental impacts. In May 2014, the EPA issued a final rule applicable to facilities that withdraw at least 2 million gallons per day of cooling water from waters of the US and use at least 25 percent of the water exclusively for cooling purposes. The final rule, which became effective in October 2014, gives options for meeting BTA, and provides a flexible compliance approach. Under the rule, permits required for existing facilities will be developed by the individual states and additional capital and/or increased operating costs may be required to comply with future water permit requirements. Challenges to the final cooling water intake rule filed by industry and environmental groups are under review in the Second Circuit Court of Appeals.

In November 2015, the EPA published final regulations on effluent limitations for power plant wastewater discharges, including mercury, arsenic, lead and selenium. The rule became effective in January 2016. Some of the new requirements for existing power plants would be phased in starting in 2018 with full implementation of the rule by 2023. The EPA rule estimates that 12 percent of the steam electric power plants in the U.S. will have to make new investments to meet the requirements of the new effluent limitation regulations. Challenges to the final rule have been filed in the Fifth Circuit Court of Appeals, indicating that the EPA underestimated compliance costs. It is too early to determine whether the impacts of these rules will be material.

Clean Air Act Rules and Associated Emission Control Equipment Expenditures - The EPA has proposed or issued a number of rules under different provisions of the Clean Air Act that could require the installation of emission control equipment at the generation plants in which we have joint ownership.

In December 2011, the EPA issued a final rule relating to Mercury and Air Toxics Standards (MATS). Among other things, the MATS set stringent emission limits for acid gases, mercury, and other hazardous air pollutants from new and existing electric generating units. The rule was challenged by industry groups and states, and was upheld by the D.C. Circuit Court in April 2014. The decision was appealed to the Supreme Court and in June 2015, the Supreme Court issued an opinion that the EPA did not properly consider the costs to industry when making the requisite “appropriate and necessary” determination as part of its analysis in connection with the issuance of the MATS rule. The Supreme Court remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit, and the D.C. Circuit remanded, without vacatur, the MATS rule to the EPA, leaving the rule in place. In April 2016, the EPA published its final supplemental finding that it is "appropriate and necessary" to regulate coal and oil-fired units under Section 112 of the Clean Air Act. Although industry and trade associations have filed a lawsuit in the D.C. Circuit challenging the EPA's supplemental finding, installation or upgrading of relevant environmental controls at our affected plants is complete and we are controlling emissions of mercury under the state and Federal MATS rules.

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

The Clean Air Visibility Rule was issued by the EPA in June 2005, to address regional haze in national parks and wilderness areas across the United States. The Clean Air Visibility Rule requires the installation and operation of Best Available Retrofit Technology (BART) to achieve emissions reductions from designated sources (including certain electric generating units) that are deemed to cause or contribute to visibility impairment in 'Class I' areas.

In September 2012, a final Federal Implementation Plan for Montana was published in the Federal Register to address regional haze. As finalized, Colstrip Units 3 and 4 do not have to improve removal efficiency for pollutants that contribute to regional haze. By 2018, Montana, or EPA, must develop a revised plan that demonstrates reasonable progress toward eliminating man made emissions of visibility impairing pollutants, which could impact Colstrip Unit 4. In November 2012, PPL Montana (now Talen Montana), the operator of Colstrip, as well as environmental groups (National Parks Conservation

Association, Montana Environmental Information Center, and Sierra Club) jointly filed a petition for review of the Federal Implementation Plan in the U.S. Court of Appeals for the Ninth Circuit. Montana Environmental Information Center (MEIC) and Sierra Club challenged the EPA's decision not to require any emissions reductions from Colstrip Units 3 and 4. In June 2015, the U.S. Court of Appeals for the Ninth Circuit rejected the challengers’ contention that the EPA should have required additional pollution-reduction technologies on Unit 4 beyond those in the regulations and the matter is back in EPA Region 8 for action.

Jointly Owned Plants - We have joint ownership in generation plants located in South Dakota, North Dakota, Iowa and Montana that are or may become subject to the various regulations discussed above that have been issued or proposed. Each state is required by the CPP to submit a satisfactory plan to EPA by September 2018. The state plans will determine whether we will have to meet rate-based or mass-based requirements and, if the state adopts a mass-based plan, the number of vintages of allowances that will be allocated to our facilities. Until the plans are submitted, or a federal plan is imposed, we cannot predict the impact of the CPP on us. In addition, compliance with the final rule on Water Intakes and Discharges discussed above, which became effective in January 2016, is not expected to have a significant impact at any of our jointly owned facilities.

North Dakota. The North Dakota Regional Haze SIP requires the Coyote generating facility, in which we have 10% ownership, to reduce its NOx emissions by July 2018. Coyote is in the process of installing control equipment to limit its NOx emissions to 0.5 pounds per million Btu as calculated on a 30-day rolling average basis, including periods of start-up and shutdown, with the project expected to be operational in the third quarter of 2016. The cost of the control equipment is not significant.

Montana. Colstrip Unit 4, a coal fired generating facility in which we have a 30% interest, is subject to EPA's coal combustion residual rule. A compliance plan has been developed and is in the initial stages of implementation. The current estimate of the total project cost is approximately $90.0 million (our share is 30%) over the remaining life of the facility.

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

LEGAL PROCEEDINGS

Colstrip Litigation

On March 6, 2013, the Sierra Club and the MEIC (Plaintiffs) filed suit in the United States District Court for the District of Montana (Court) against the six individual owners of the Colstrip Generating Station (Colstrip), including us, as well as Talen Montana (Talen), the operator or managing agent of the station. Colstrip consists of four coal fired generating units. Colstrip Units 1 and 2 are older than Units 3 and 4. We do not have an ownership interest in Units 1 and 2. We have a 30 percent joint interest in Unit 4 and a reciprocal sharing agreement with Talen regarding the operation Colstrip Units 3 and 4, in which each party receives 15% of the respective combined output of the units and is responsible for 15 percent of the respective operating and construction costs, regardless of whether a particular cost is specified to Colstrip Unit 3 or Unit 4.

On September 27, 2013, Plaintiffs filed an Amended Complaint for Injunctive and Declaratory Relief that dropped claims associated with projects completed before 2001, Title V claims and the opacity claims. The Amended Complaint alleged a total of 23 claims covering 64 projects.

In the Amended Complaint, Plaintiffs identified physical changes made at Colstrip between 2001 and 2012, that Plaintiffs allege (a) have increased emissions of SO2, NOx and particulate matter and (b) were “major modifications” subject to permitting requirements under the Clean Air Act. They also alleged violations of the requirements related to Part 70 Operating Permits.

In 2013, the Colstrip owners and operator filed partial motions to dismiss. On September 12, 2013, Plaintiffs filed a motion for partial summary judgment as to the applicable method for calculating emissions increases from modifications.

The parties filed a joint notice (Notice) on April 21, 2014, that advised the Court of Plaintiffs’ intent to file a Second Amended Complaint which dropped claims relating to 52 projects, and added one additional project. On May 6, 2014, the Court held oral argument on Defendants' motion to dismiss and on Plaintiffs’ motion for summary judgment on the applicable legal standard. On May 22, 2014, the United States Magistrate Judge (Magistrate) issued findings and recommendations, which denied Plaintiffs’ motion for summary judgment and denied most of the Colstrip owners’ motions to dismiss, but dismissed seven of Plaintiffs’ “best available control technology” claims and dismissed two of Plaintiffs' claims for injunctive relief. The Plaintiffs filed an objection to the Magistrate's findings and recommendations with the Court, and on August 13, 2014, the Court adopted the Magistrate's findings and conclusions.

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

The Court has not ruled on the Magistrate’s proposed findings and recommendations and the matter was scheduled to go to a bench trial on May 31, 2016. However, on April 26, 2016, the parties filed a joint motion to vacate the May 31, 2016, trial date and to stay all deadlines, to allow the parties to settle the litigation.

The parties lodged a proposed consent decree with the Court on July 12, 2016. The consent decree would dismiss all of the claims against all units, including Colstrip Unit 4, the only unit in which we have an ownership interest, and provides no shut-down date for Units 3 and 4. On the other hand, the consent decree provides that Units 1 and 2 must be shut down by July 1, 2022. Units 1 and 2 are owned solely by Talen and Puget Sound Energy. We had no role in the decisions regarding Units 1 and 2 as we have no ownership interest in those units.

If the Court enters the consent decree, all claims raised by plaintiffs against all four Colstrip units will be resolved. The EPA and the Department of Justice (DOJ) have 45 days from July 12, 2016, to comment on the consent decree or intervene of right. Following the 45-day period, the parties will seek approval and entry of the consent decree or will take other appropriate actions should there be any material comments on the consent decree by the United States or if the United States intervenes. The consent decree permits parties to petition the Court for costs and attorneys’ fees within 30 days after the Court enters the consent decree. We intend to seek attorneys’ fees and costs from the Sierra Club and the MEIC.

The six owners of Colstrip currently share the operating costs pursuant to the terms of an operating agreement among the owners of Units 3 and 4 and a common facility agreement among the owners of all four units. If Units 1 and 2 discontinue operation, we anticipate incurring incremental operating costs with respect to our interest in Unit 4. However, we do not anticipate that this increase will be material to our financial results.

In the event the Court does not enter the consent decree, we intend to continue to vigorously defend this lawsuit and cannot predict an outcome, nor is it reasonably possible to estimate the amount or range of loss, if any, that would be associated with an adverse decision.

Billings, Montana Refinery Outage Claim

In August 2014, we received a letter from the ExxonMobil refinery in Billings claiming that it had sustained approximately $48.5 million in damages as a result of a January 2014 electrical outage. In December 2015, Exxon increased the estimated losses related to that incident to approximately $61.7 million. On January 13, 2016, a second electrical outage shut down the ExxonMobil refinery. On January 22, 2016, ExxonMobil filed suit against NorthWestern in U.S. District Court in Billings, Montana, seeking unspecified compensatory and punitive damages arising from both outages. We dispute ExxonMobil’s claims and intend to vigorously defend this lawsuit. We have reported the refinery's claims and lawsuit to our liability insurance carriers under our liability insurance coverage, which has a $2.0 million per occurrence retention. We also have brought third-party complaints against the City of Billings and General Electric International, Inc. alleging that they are responsible in whole or in part for the outages. This matter is in the initial stages and we cannot predict an outcome or estimate the amount or range of loss that would be associated with an adverse result.

State of Montana - Riverbed Rents

On April 1, 2016, the State of Montana filed a complaint on remand with the Montana First Judicial District Court (State District Court), naming us, along with Talen Montana, LLC (Talen), as defendants. The State claims it owns the riverbeds underlying 10 of our hydroelectric facilities (dams, along with reservoirs and tailraces) on the Missouri, Madison and Clark Fork Rivers, and seeks rents for Talen’s and our use and occupancy of such lands. The facilities at issue in the litigation include the Hebgen, Madison, Hauser, Holter, Black Eagle, Rainbow, Cochrane, Ryan and Morony facilities on the Missouri-Madison Rivers and the Thompson Falls facility on the Clark Fork River. We acquired these facilities from Talen in November 2014.

Prior to our acquisition of the facilities, Talen litigated this issue against the State in Montana state courts and in the United States Supreme Court. In August 2007, the State District Court determined that the 10 hydroelectric facilities were located on rivers which were navigable and that the State held title to the riverbeds. Subsequently, in June 2008, the District Court awarded the State compensation with respect to all 10 facilities of approximately $34 million for the 2000-2006 period and approximately $6 million for 2007 (we have owned the facilities since November 2014). The District Court deferred the determination of compensation for 2008 and future years to the Montana State Land Board.

Talen appealed the issue of navigability to the Montana Supreme Court, which in March 2010 affirmed the State District Court decision. In June 2011, Talen petitioned the United States Supreme Court to review the Montana Supreme Court decision. The United States Supreme Court issued an opinion in February 2012, overturning the Montana Supreme Court and holding that the Montana courts erred first by not considering the navigability of the rivers on a segment-by-segment basis and second in relying on present day recreational use of the rivers. The United States Supreme Court also considered the navigability of what it referred to as the Great Falls Reach and concluded, at least from the head of the first waterfall to the foot of the last, that the Great Falls Reach was not navigable for title purposes, and thus the State did not own the riverbeds in that segment. The United States Supreme Court remanded the case to the Montana Supreme Court for further proceedings not inconsistent with its opinion.

Following the 2012 remand, the case laid dormant for four years until the State filed the complaint on remand with the State District Court. The complaint on remand renews all of the State’s claims that the rivers on which the 10 hydroelectric facilities are located are navigable (including the Great Falls Reach), and that because they were navigable the riverbeds became State lands upon Montana’s statehood in 1889 and that the State is entitled to rent for their use. The State’s complaint on remand does not claim any specific rental amount. Pursuant to the terms of our acquisition of the hydroelectric facilities, Talen and NorthWestern will share jointly the expense of this litigation, and Talen is responsible for any rents applicable to the periods of time prior to the acquisition (i.e., before November 18, 2014), while we are responsible for periods thereafter.

In April 2016, we removed the case from State District Court to the U.S. District Court for the District of Montana (Federal District Court), and Talen consented to such removal. In addition, we and Talen filed motions with the Federal District Court seeking to dismiss the portion of the litigation dealing with the Great Falls Reach in light of the U.S. Supreme Court’s decision that the Great Falls Reach was not navigable for title purposes, and thus the State did not own the riverbeds in that segment.

In May 2016, the State asked the Federal District Court to remand the case back to the State District Court and to dismiss Talen’s consent to removal. We filed a brief in opposition to the State’s motion to remand, and Talen filed a joinder to our brief, and we and Talen filed oppositions to the State’s motion to dismiss Talen’s consent to removal. The State filed its replies in July

2016. Following the State's replies, we filed a request for oral argument and/or surreply. All of the motions (ours and the State’s) and our request remain pending before the Federal District Court.

We dispute the State’s claims and intend to vigorously defend the lawsuit. This matter is in the initial stages, and we cannot predict an outcome. If the Federal District Court (or State District Court if the case is remanded back to it) determines the riverbeds under all 10 of the hydroelectric facilities are navigable (including the five hydroelectric facilities on the Great Falls Reach) and if it calculates damages as before remand, we estimate the annual rents could be approximately $7.0 million commencing in November 2014, when we acquired the facilities. We anticipate that any obligation to pay the State rent for use and occupancy of the riverbeds would be recoverable in rates from customers, although there can be no assurances that the MPSC would approve any such recovery.

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

As you read this discussion and analysis, refer to our Consolidated Statements of Income, which present the results of our operations for 2016 and 2015.

HOW WE PERFORMED AGAINST OUR SECOND QUARTER 2015 RESULTS

	Quarter-over-Quarter Change

Gross Margin by Segment(1)
Electric	$20.7M	é	13.3%
Natural Gas	$(0.4)M	ê	(1.1)%

Operating Income	$2.6M	é	4.3%

Net Income	$4.6M	é	14.8%

EPS (Diluted)	$0.08	é	12.3%
(1) Non-GAAP financial measure. See "non-GAAP Financial Measure" below.

SIGNIFICANT DEVELOPMENTS IN Q2 2016

•
An increase in Net Income of $4.6 million, primarily due to improved gross margin, driven by the recognition of deferred revenue upon receipt of an MPSC final order and an increase in South Dakota electric rates, and lower income tax expense. These improvements were partially offset by the inclusion of a $20.8 million recovery of environmental related costs in our second quarter of 2015 as a reduction of operating costs.

•	Issuance of $60 million of South Dakota First Mortgage Bonds at a fixed interest rate of 2.80% maturing in 2026, to refinance our 6.05%, $55 million First Mortgage Bonds due 2018.

Following is a brief overview of significant items for 2016, and a discussion of our strategy and outlook.

SIGNIFICANT TRENDS AND REGULATION

Rate Cases

General rate cases are necessary to cover the costs of providing safe, reliable service, while contributing to earnings growth and achieving our financial objectives. We evaluate the need for electric and natural gas rate changes in each of our jurisdictions annually. We are required to make a filing by the end of September 2016 to address the cost-recovery of our gas production fields that are being collected through the natural gas tracker on an interim basis. In addition, we expect to submit a natural gas delivery and production rate filing based on a 2015 test year at the same time.

Montana Electric and Natural Gas Tracker Filings

Electric Tracker - The MPSC held a work session in March 2016 and directed staff to draft a final order in our Consolidated Docket that reflects a disallowance of both replacement power costs from a 2013 outage at Colstrip Unit 4 and portfolio modeling costs. On the same day, in a separate work session, the MPSC directed staff to draft a final order in the 2015 Tracker that approved a stipulation between us and the Montana Consumer Counsel, but disallowed portfolio modeling costs. Based on the March 2016 work session, we recorded a disallowance during the first quarter of 2016 totaling approximately $10.3 million, which included $8.2 million of replacement power costs and $2.1 million of modeling costs.

In April 2016, we received the final written order in the 2015 Tracker, which was consistent with the work session. We filed a motion for reconsideration of the decision with the MPSC regarding the disallowance of portfolio modeling costs, which was denied. In June 2016, we filed an appeal of the decision in Montana District Court.

In May 2016, we received the final written order in the Consolidated Docket. The written order clarified the disallowance of modeling costs, resulting in a reduction of the disallowance recorded during the second quarter of 2016 of $0.8 million.

•	Based on the final order, the impact of the disallowance during the six months ended June 30, 2016 totals $12.4 million, which includes interest of $2.9 million.

In addition, the May 2016 Consolidated Docket final order upheld the March 2016 decision regarding replacement power costs concluding that we were imprudent by failing to (1) mitigate a risk by not investigating outage insurance; (2) investigate alternative recovery mechanisms prior to seeking recovery from customers; and (3) meet our burden of proof because the filing lacked sufficient information demonstrating the prudency of the replacement power costs. We filed a motion for reconsideration of the decision with the MPSC. The matter is fully briefed and awaiting a decision by the MPSC.

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

Based on an October 2013 MPSC order, for the period July 1, 2012 through November 30, 2015, we recognized $7.1 million of lost revenues for each annual electric supply tracker period and deferred the remaining $14.2 million of efficiency efforts collected through the trackers pending final approval of the open tracker filings. As discussed above, during the second quarter of 2016, we received final written orders resolving our prior period open tracker dockets. These orders allowed the recovery of the lost revenues included in each tracker period.

•	We recognized revenue deferred during the July 2012 - November 2015 periods of $14.2 million in the three months ended June 30, 2016 based on the final orders in our tracker filings.

Hydro Compliance Filing

The MPSC order approving our acquisition of the hydro assets provided that customers would have no financial risk related to our temporary ownership of the Kerr facility, with a compliance filing required upon completion of the transfer to the Confederated Salish and Kootenai Tribes (CSKT). We sold any excess system generation, which was primarily due to our temporary ownership of Kerr, in the market and provided revenue credits to our Montana retail customers until the transfer to the CSKT. Therefore, during our temporary ownership a net benefit of approximately $2.7 million was provided to customers and there was no benefit to shareholders. In December 2015, we submitted the required compliance filing to remove Kerr from cost of service, adjust for actual revenue credits and increase property taxes to actual amounts. In January 2016, the MPSC approved an interim adjustment to our hydro generation rate based on the compliance filing, and opened a separate contested docket requesting additional detail on the adjustment to rates due to the conveyance of Kerr. The MPSC identified additional issues and requested information. A procedural schedule has been established and a hearing is scheduled for September 2016. We expect the MPSC to issue a final order during the fourth quarter of 2016.

•	We expect the reduction in revenues as a result of the conveyance of Kerr to be offset with a corresponding reduction in operating expenses.

FERC Filing - Dave Gates Generating Station at Mill Creek (DGGS)

In May 2016, we received an order from the FERC denying a May 2014 request for rehearing and requiring us to make refunds. The request for rehearing challenged a September 2012 FERC Administrative Law Judge's (ALJ) initial decision regarding cost allocation at DGGS between retail and wholesale customers. This decision concluded that only a portion of these costs should be allocated to FERC jurisdictional customers. We had deferred cumulative revenue of approximately $27.3 million, consistent with the ALJ's initial decision, which was refunded to wholesale and choice customers in June 2016 in accordance with the FERC order.

In June 2016, we filed a petition for review of the FERC's May 2016 order with the U.S. Circuit Court of Appeals for the District of Columbia Circuit. The briefing schedule for this appeal has not been established.

The FERC order was assessed as a triggering event as to whether an impairment charge should be recorded with respect to DGGS. DGGS previously provided only regulation service, which is the basis for the cost allocation in our previous MPSC and FERC filings. With the addition of owned hydro generation in November 2014, we are able to shift the utilization of DGGS to additional alternative uses, optimizing our generation portfolio. In support of our biennial electricity supply resource procurement plan that we filed with the MPSC in March 2016, we conducted a portfolio optimization analysis to evaluate options to use DGGS in combination with other generation resources. This analysis indicates DGGS provides cost-effective products necessary to operate our Montana electricity portfolio, including regulation, load following, peaking services and other ancillary products such as contingency reserves, which should guide future cost recovery. The cost recovery of any alternative use of DGGS would be subject to regulatory approval and we cannot provide assurance of such approval. We do not believe an impairment loss is probable at this time; however, we will continue to evaluate recovery of this asset in the future as facts and circumstances change.

Montana Electricity Supply Resource Procurement Plan

In March 2016, we submitted our electricity supply resource procurement plan (the Plan) to the MPSC, which is updated and filed every two years. The Plan is meant to provide a road map to our stakeholders, including our customers and regulators regarding how we expect to respond to future supply needs and is subject to review and public comment. While we have acquired a significant amount of generation capacity, a significant capacity resource deficit persists. The Plan identifies how to best meet the capacity need and includes a set of action plans we expect to implement on a going forward basis. In addition to meeting peak needs, national reliability standards effective in July 2016 require us to have even greater generation capacity available and be capable of increasing or decreasing output to address the intermittent nature of generation such as wind. To address the need for more generation capacity, the analysis indicates adding natural gas-fired generation is the lowest-cost/least-risk approach for addressing customers’ peak demand needs. In addition, we are evaluating adding incremental generation to our hydro capability as a zero carbon alternative.

Supply Investments

We updated our capital spending forecast during the first quarter of 2016 to reflect the Montana procurement plan and our analysis of needs in South Dakota. This included incremental investment of approximately $122 million on internal combustion facilities in Montana, and approximately $65 million of peaking facilities in South Dakota over the five year period that was not included in the forecast in our most recent Form 10-K. Prior to any generation investment we will work with our regulators to define a clear regulatory recovery approach.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015

	Three Months Ended June 30,
	2016	2015	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$248.4	$221.4	$27.0	12.2%
Natural Gas	44.7	49.2	(4.5)	(9.1)
Total Operating Revenues	$293.1	$270.6	$22.5	8.3%

	Three Months Ended June 30,
	2016	2015	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$72.2	$65.9	$6.3	9.6%
Natural Gas	9.5	13.6	(4.1)	(30.1)
Total Cost of Sales	$81.7	$79.5	$2.2	2.8%

	Three Months Ended June 30,
	2016	2015	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$176.2	$155.5	$20.7	13.3%
Natural Gas	35.2	35.6	(0.4)	(1.1)
Total Gross Margin	$211.4	$191.1	$20.3	10.6%

Primary components of the change in gross margin include the following:

Gross Margin 2016 vs. 2015
(in millions)
Gross Margin Items Impacting Net Income
Lost revenue adjustment mechanism	$12.6
South Dakota electric rate increase	10.0
Electric QF adjustment	6.1
Natural gas production	0.9
MPSC disallowance (adjustment)	0.8
Electric retail volumes	0.3
Natural gas retail volumes	(1.3)
Electric transmission	(0.7)
Other	(1.4)
Change in Gross Margin Impacting Net Income	27.3

Gross Margin Items Offset in Operating Expenses and Income Tax Expense
Hydro operations - Kerr conveyance	(5.9)
Production tax credits flowed-through trackers	(2.7)
Gas production gathering fees	(0.6)
Property taxes recovered in trackers	2.2
Change in Items Offset Within Net Income	(7.0)
Increase in Consolidated Gross Margin	$20.3

Consolidated gross margin for items impacting net income increased $27.3 million, due to the following:

•
The recognition of $14.2 million of deferred revenue as a result of a MPSC final order in our tracker filings, which was offset in part by the elimination of the lost revenue adjustment mechanism decreasing the recovery of our fixed costs by approximately $1.6 million in the second quarter of 2016;

•	An increase in South Dakota electric rates;

•	The inclusion in our 2015 results of an increase in supply costs due to the adjustment of the QF liability based on a review of contract assumptions;

•	An increase in natural gas production revenue due to a change in interim rates based on actual costs;

•	An adjustment in the disallowance of modeling costs based on the MPSC final order, as discussed above; and

•
An increase in electric residential and commercial volumes due primarily to customer growth. Warmer spring weather in South Dakota was offset by unfavorable weather in Montana. These increases were partly offset by

•	A decrease in natural gas retail volumes due primarily to warmer spring weather, partly offset by customer growth; and

•	Lower demand to transmit energy across our transmission lines due to market pricing and other conditions.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•	A decrease in revenues from the conveyance of the Kerr facility to the CSKT in September 2015 (offset by reduced operating expenses);

•	A decrease in revenues for production tax credits associated with the Beethoven wind project, which is a reduction in our customers rates (offset by reduced income tax expense);

•	A decrease in natural gas gathering fees (offset by reduced operating expenses); and

•	An increase in revenues for property taxes included in trackers (offset by increased property tax expense).

	Three Months Ended June 30,
	2016	2015	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$72.6	$61.7	$10.9	17.7%
Property and other taxes	35.2	32.5	2.7	8.3
Depreciation and depletion	39.9	35.7	4.2	11.8
	$147.7	$129.9	$17.8	13.7%

Consolidated operating, general and administrative expenses were $72.6 million for the three months ended June 30, 2016, as compared with $61.7 million for the three months ended June 30, 2015. Primary components of the change include the following:

Operating, General & Administrative Expenses
2016 vs. 2015
(in millions)
Insurance recovery, net	$20.8
Non-employee directors deferred compensation	1.6
Hydro operations - Kerr conveyance	(5.6)
Distribution System Infrastructure Project (DSIP) expenses	(1.3)
Bad debt expense	(1.2)
Gas production gathering expense	(0.6)
Other	(2.8)
Increase in Operating, General & Administrative Expenses	$10.9

The increase in operating, general and administrative expenses is primarily due to the following:

•	The inclusion in our second quarter 2015 results of an insurance recovery, primarily associated with electric generation related environmental remediation costs incurred in prior periods; and

•	The change in value of non-employee directors deferred compensation due to changes in our stock price (offset by changes in other income with no impact on net income).

These increases were offset in part by:

•	A decrease in hydro operations costs in the current period is a result of the conveyance of Kerr to the CSKT in September 2015 (offset by reduced revenue discussed above);

•	Lower DSIP related expenses;

•	Lower bad debt expense, due to improved collection of receivables from customers;

•	A decrease in natural gas gathering expense (offset by lower gathering fees discussed above); and

•	Cost control measures implemented in 2016, which are included in Other.

Property and other taxes were $35.2 million for the three months ended June 30, 2016, as compared with $32.5 million in the same period of 2015. This increase was primarily due to plant additions and higher estimated property valuations in Montana, offset in part by a $0.3 million decrease from the conveyance of Kerr to the CSKT in September 2015. We estimate property taxes throughout each year and update to the actual expense when we receive our Montana property tax bills in November. In addition, under Montana law, we are allowed to track the increases in the actual level of state and local taxes and fees and recover these amounts. The MPSC has authorized recovery of approximately 60% of the estimated increase in our local taxes and fees (primarily property taxes) as compared to the related amount included in rates during our last general rate case.

Depreciation and depletion expense was $39.9 million for the three months ended June 30, 2016, as compared with $35.7 million in the same period of 2015. This increase was primarily due to plant additions, including approximately $1.4 million of depreciation associated with the Beethoven wind project acquisition.

Consolidated operating income for the three months ended June 30, 2016 was $63.7 million, as compared with $61.1 million in the same period of 2015. This increase was primarily due to the increase in gross margin offset in part by higher operating costs as discussed above.

Consolidated interest expense for the three months ended June 30, 2016 was $26.4 million, as compared with $22.9 million in the same period of 2015. This increase was primarily due to $2.9 million of interest associated with the MPSC disallowance as discussed above, increased debt outstanding associated with the September 2015 Beethoven wind project acquisition, and lower capitalization of allowance for funds used during construction (AFUDC).

Consolidated other income for the three months ended June 30, 2016, was $1.2 million, as compared with $1.0 million in the same period of 2015. This increase was primarily due to a $1.6 million increase in the value of deferred shares held in trust for non-employee directors deferred compensation (which, as discussed above, is offset by a corresponding increase to operating, general and administrative expenses). This is partially offset by lower capitalization of AFUDC.

Consolidated income tax expense for the three months ended June 30, 2016 was $2.9 million, as compared with $8.2 million in the same period of 2015. Our effective tax rate for the three months ended June 30, 2016 was 7.7% as compared with 21.0% for the same period of 2015. We currently expect our 2016 effective tax rate to range between 6% - 10%.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended June 30,
	2016		2015
Income Before Income Taxes	$38.5		$39.2

Income tax calculated at 35% federal statutory rate	13.5	35.0%	13.7	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(1.0)	(2.7)	0.4	0.9
Flow-through repairs deductions	(7.0)	(18.1)	(4.9)	(12.4)
Production tax credits	(2.3)	(6.0)	(0.7)	(1.7)
Plant and depreciation of flow through items	(0.3)	(0.6)	(0.2)	(0.6)
Prior year permanent return to accrual adjustments	(0.1)	(0.3)	—	—
Other, net	0.1	0.4	(0.1)	(0.2)
	(10.6)	(27.3)	(5.5)	(14.0)

Income Tax Expense	$2.9	7.7%	$8.2	21.0%

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

Consolidated net income for the three months ended June 30, 2016 was $35.6 million as compared with $31.0 million for the same period in 2015. This increase was primarily due to improved gross margin, due to the recognition of deferred revenue and the South Dakota electric rate increase, and lower income tax expense, partly offset by higher operating expenses due to the insurance recovery included in our 2015 results and higher interest expense.

Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015

	Six Months Ended June 30,
	2016	2015	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$489.7	$457.4	$32.3	7.1%
Natural Gas	135.9	159.2	(23.3)	(14.6)
Total Operating Revenues	$625.6	$616.6	$9.0	1.5%

	Six Months Ended June 30,
	2016	2015	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$155.8	$129.8	$26.0	20.0%
Natural Gas	41.3	62.1	(20.8)	(33.5)
Total Cost of Sales	$197.1	$191.9	$5.2	2.7%

	Six Months Ended June 30,
	2016	2015	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$333.9	$327.6	$6.3	1.9%
Natural Gas	94.6	97.1	(2.5)	(2.6)
Total Gross Margin	$428.5	$424.7	$3.8	0.9%

Primary components of the change in gross margin include the following:

Gross Margin 2016 vs. 2015
(in millions)
Gross Margin Items Impacting Net Income
South Dakota electric rate increase	$18.6
Lost revenue adjustment mechanism	10.6
Electric QF adjustment	6.1
MPSC disallowance	(9.5)
Electric transmission	(2.0)
Natural gas retail volumes	(1.1)
Natural gas production	(0.7)
Electric retail volumes	(0.7)
Other	(2.7)
Change in Gross Margin Impacting Net Income	18.6

Gross Margin Items Offset in Operating Expenses and Income Tax Expense
Hydro operations - Kerr conveyance	(11.8)
Production tax credits flowed-through trackers	(5.9)
Gas production gathering fees	(1.0)
Property taxes recovered in trackers	3.9
Change in Items Offset Within Net Income	(14.8)
Increase in Consolidated Gross Margin	$3.8

Consolidated gross margin for items impacting net income increased $18.6 million, which includes the following:

•	An increase in South Dakota electric rates; and

•
The recognition of $14.2 million of deferred revenue as a result of a MPSC final order in our tracker filings, offset in part by the elimination of the lost revenue adjustment mechanism decreasing the recovery of our fixed costs by approximately $3.6 million in 2016; and

•	The inclusion in our 2015 results of an increase in supply costs due to the adjustment of the QF liability based on a review of contract assumptions. These increases were partly offset by

•	The MPSC disallowance of previously incurred costs as discussed above;

•	Lower demand to transmit energy across our transmission lines due to market pricing and other conditions;

•	A decrease in natural gas volumes due primarily to warmer spring weather, partly offset by customer growth;

•	A decrease in natural gas production margin due to a change in interim rates based on actual costs; and

•	A decrease in electric retail volumes due primarily to warmer winter weather and lower industrial volumes of a large Montana customer, partly offset by customer growth.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•	A decrease in revenues from the conveyance of the Kerr facility to the CSKT in September 2015 (offset by reduced operating expenses);

•	A decrease in revenues for production tax credits associated with the Beethoven wind project, which is a reduction in our customers rates (offset by reduced income tax expense);

•	A decrease in natural gas gathering fees (offset by reduced operating expenses); and

•	An increase in revenues for property taxes included in trackers (offset by increased property tax expense).

	Six Months Ended June 30,
	2016	2015	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$152.4	$142.8	$9.6	6.7%
Property and other taxes	70.6	65.2	5.4	8.3
Depreciation and depletion	79.8	71.6	8.2	11.5
	$302.8	$279.6	$23.2	8.3%

Consolidated operating, general and administrative expenses were $152.4 million for the six months ended June 30, 2016, as compared with $142.8 million for the six months ended June 30, 2015. Primary components of the change include the following:

Operating, General & Administrative Expenses
2016 vs. 2015
(in millions)
Insurance recovery, net	$20.8
Non-employee directors deferred compensation	4.7
Insurance reserves	0.9
Hydro operations - Kerr conveyance	(11.2)
Bad debt expense	(2.2)
DSIP expenses	(1.6)
Gathering expense	(1.0)
Other	(0.8)
Increase in Operating, General & Administrative Expenses	$9.6

The increase in operating, general and administrative expenses is primarily due to the following:

•	The inclusion in our second quarter 2015 results of an insurance recovery, primarily associated with electric generation related environmental remediation costs incurred in prior periods;

•	The change in value of non-employee directors deferred compensation due to changes in our stock price (offset by changes in other income with no impact on net income); and

•	An increase in insurance reserves primarily due to the Billings, Montana refinery outage discussed in Note 13 to the Financial Statements.

These increases were offset in part by:

•	A decrease in hydro operations costs in the current period as a result of the conveyance of Kerr to the CSKT in September 2015 (offset by reduced revenue discussed above);

•	Lower bad debt expense, due to improved collection of receivables from customers;

•	Lower DSIP related expenses;

•	A decrease in natural gas gathering expense (offset by lower gathering fees discussed above); and

•	Cost control measures implemented in 2016, which are included in Other.

Property and other taxes were $70.6 million for the six months ended June 30, 2016, as compared with $65.2 million in the same period of 2015. This increase was primarily due to plant additions and higher estimated property valuations in Montana, offset in part by a $0.6 million decrease from the conveyance of Kerr to the CSKT in September 2015.

Depreciation and depletion expense was $79.8 million for the six months ended June 30, 2016, as compared with $71.6 million in the same period of 2015. This increase was primarily due to plant additions, including approximately $2.8 million of depreciation associated with the September 2015 Beethoven wind project acquisition.

Consolidated operating income for the six months ended June 30, 2016 was $125.7 million, as compared with $145.0 million in the same period of 2015. This decrease was primarily due to the $20.8 million insurance recovery in 2015, partly offset by higher gross margin as discussed above.

Consolidated interest expense for the six months ended June 30, 2016 was $50.9 million, as compared with $46.1 million in the same period of 2015. This increase was primarily due to $2.9 million of interest associated with the MPSC disallowance as discussed above, increased debt outstanding associated with the Beethoven wind project acquisition, and lower capitalization of allowance for funds used during construction (AFUDC).

Consolidated other income for the six months ended June 30, 2016, was $4.3 million, as compared with $1.7 million in the same period of 2015. This increase was primarily due to a $4.7 million increase in the value of deferred shares held in trust for non-employee directors deferred compensation (which, as discussed above, is offset by a corresponding increase to operating, general and administrative expenses). This was partially offset by lower capitalization of AFUDC.

Consolidated income tax expense for the six months ended June 30, 2016 was $5.4 million, as compared with $18.2 million in the same period of 2015. Our effective tax rate for the six months ended June 30, 2016 was 6.9% as compared with 18.1% for the same period of 2015.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Six Months Ended June 30,
	2016		2015
Income Before Income Taxes	$79.0		$100.6

Income tax calculated at 35% federal statutory rate	27.7	35.0%	35.2	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(2.1)	(2.6)	0.5	0.6
Flow-through repairs deductions	(13.7)	(17.3)	(14.5)	(14.4)
Production tax credits	(5.1)	(6.5)	(1.9)	(1.9)
Plant and depreciation of flow through items	(1.2)	(1.5)	(0.6)	(0.6)
Prior year permanent return to accrual adjustments	(0.1)	(0.2)	—	—
Other, net	(0.1)	—	(0.5)	(0.6)
	(22.3)	(28.1)	(17.0)	(16.9)

Income Tax Expense	$5.4	6.9%	$18.2	18.1%

Consolidated net income for the six months ended June 30, 2016 was $73.6 million as compared with $82.4 million for the same period in 2015. This decrease was primarily due to the inclusion in our 2015 results of a $20.8 million insurance recovery and higher interest expense, partly offset by higher other income and lower income tax expense.

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

Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015

	Results
	2016	2015	Change	% Change
	(dollars in millions)
Retail revenues	$200.6	$193.7	$6.9	3.6%
Regulatory amortization	16.1	11.6	4.5	38.8
Total retail revenues	216.7	205.3	11.4	5.6
Transmission	12.7	13.4	(0.7)	(5.2)
Ancillary services	0.4	0.4	—	—
Wholesale and other	18.6	2.3	16.3	708.7
Total Revenues	248.4	221.4	27.0	12.2
Total Cost of Sales	72.2	65.9	6.3	9.6
Gross Margin	$176.2	$155.5	$20.7	13.3%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2016	2015	2016	2015	2016	2015
	(in thousands)
Montana	$63,044	$61,261	522	506	290,743	286,903
South Dakota	12,640	9,933	113	108	49,946	49,739
Residential	75,684	71,194	635	614	340,689	336,642
Montana	85,611	85,586	775	780	65,421	64,539
South Dakota	20,706	16,836	231	224	12,642	12,508
Commercial	106,317	102,422	1,006	1,004	78,063	77,047
Industrial	9,772	11,177	538	574	73	75
Other	8,841	8,899	50	52	6,222	6,230
Total Retail Electric	$200,614	$193,692	2,229	2,244	425,047	419,994

	Cooling Degree Days			2016 as compared with:
	2016	2015	Historic Average	2015	Historic Average
Montana	72	107	43	33% colder	67% warmer
South Dakota	98	69	62	42% warmer	58% warmer

	Heating Degree Days			2016 as compared with:
	2016	2015	Historic Average	2015	Historic Average
Montana	1,011	1,097	1,282	8% warmer	21% warmer
South Dakota	1,246	1,180	1,474	6% colder	15% warmer

The following summarizes the components of the changes in electric gross margin for the three months ended June 30, 2016 and 2015:

Gross Margin 2016 vs. 2015
(in millions)
Gross Margin Items Impacting Net Income
Lost revenue adjustment mechanism	$11.8
South Dakota rate increase	10.0
QF adjustment	6.1
MPSC disallowance (adjustment)	0.8
Retail volumes	0.3
Transmission	(0.7)
Other	(0.9)
Change in Gross Margin Impacting Net Income	27.4

Gross Margin Items Offset in Operating Expenses and Income Tax Expense
Hydro operations - Kerr conveyance	(5.9)
Production tax credits flowed-through trackers	(2.7)
Property taxes recovered in trackers	1.9
Change in Items Offset Within Net Income	(6.7)
Increase in Consolidated Gross Margin	$20.7

Gross margin for items impacting net income increased $27.4 million including the following:

•
The recognition of $13.4 million of deferred revenue as a result of a MPSC final order in our tracker filings, which was offset in part by the elimination of the lost revenue adjustment mechanism decreasing the recovery of our fixed costs;

•	An increase in South Dakota electric rates;

•	The inclusion in our 2015 results of an increase in our QF liability based on a review of contract assumptions;

•	An adjustment in the disallowance of modeling costs based on the MPSC final order, as discussed above; and

•
An increase in residential and commercial retail volumes, due primarily to customer growth. Warmer spring weather in South Dakota was offset by unfavorable weather in Montana. These increases were partly offset by

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

Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015

	Results
	2016	2015	Change	% Change
	(dollars in millions)
Retail revenues	$410.8	$413.7	$(2.9)	(0.7)%
Regulatory amortization	12.7	10.6	2.1	19.8
Total retail revenues	423.5	424.3	(0.8)	(0.2)
Transmission	25.3	27.3	(2.0)	(7.3)
Ancillary services	0.8	0.8	—	—
Wholesale and other	40.1	5.0	35.1	702.0
Total Revenues	489.7	457.4	32.3	7.1
Total Cost of Sales	155.8	129.8	26.0	20.0
Gross Margin	$333.9	$327.6	$6.3	1.9%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2016	2015	2016	2015	2016	2015
	(in thousands)
Montana	$139,734	$140,988	1,189	1,172	290,399	286,427
South Dakota	27,878	24,655	281	292	49,928	49,756
Residential	167,612	165,643	1,470	1,464	340,327	336,183
Montana	168,634	175,425	1,568	1,573	65,349	64,454
South Dakota	41,200	35,874	482	481	12,554	12,415
Commercial	209,834	211,299	2,050	2,054	77,903	76,869
Industrial	19,690	22,992	1,073	1,140	73	75
Other	13,616	13,794	73	76	5,445	5,402
Total Retail Electric	$410,752	$413,728	4,666	4,734	423,748	418,529

	Cooling Degree Days			2016 as compared with:
	2016	2015	Historic Average	2015	Historic Average
Montana	72	107	43	33% colder	67% warmer
South Dakota	98	69	62	42% warmer	58% warmer

	Heating Degree Days			2016 as compared with:
	2016	2015	Historic Average	2015	Historic Average
Montana	3,998	3,988	4,570	-	13% warmer
South Dakota	4,920	5,269	5,548	7% warmer	11% warmer

The following summarizes the components of the changes in electric gross margin for the six months ended June 30, 2016 and 2015:

Gross Margin 2016 vs. 2015
(in millions)
Gross Margin Items Impacting Net Income
South Dakota rate increase	$18.6
Lost revenue adjustment mechanism	10.0
QF adjustment	6.1
MPSC disallowance	(9.5)
Transmission	(2.0)
Retail volumes	(0.7)
Other	(1.8)
Change in Gross Margin Impacting Net Income	20.7

Gross Margin Items Offset in Operating Expenses and Income Tax Expense
Hydro operations - Kerr conveyance	(11.8)
Production tax credits flowed-through trackers	(5.9)
Property taxes recovered in trackers	3.3
Change in Items Offset Within Net Income	(14.4)
Increase in Consolidated Gross Margin	$6.3

This increase in gross margin was due to the same reasons discussed in the three months ended section above, partially offset by the $9.5 million net impact of the MPSC disallowance of previously incurred costs. Retail volumes decreased primarily due to warmer winter weather and lower industrial volumes of a large Montana customer, partly offset by customer growth. In addition, the change in regulatory amortization revenue is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on gross margin. Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

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

•	Wholesale: Primarily represents transportation and storage for others.

Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015

	Results
	2016	2015	Change	% Change
	(dollars in millions)
Retail revenues	$33.1	$36.9	$(3.8)	(10.3)%
Regulatory amortization	2.4	2.4	—	—
Total retail revenues	35.5	39.3	(3.8)	(9.7)
Wholesale and other	9.2	9.9	(0.7)	(7.1)
Total Revenues	44.7	49.2	(4.5)	(9.1)
Total Cost of Sales	9.5	13.6	(4.1)	(30.1)
Gross Margin	$35.2	$35.6	$(0.4)	(1.1)%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2016	2015	2016	2015	2016	2015
	(in thousands)
Montana	$14,228	$15,666	1,765	1,826	168,006	165,954
South Dakota	3,980	4,423	487	472	39,088	38,697
Nebraska	3,425	3,643	420	384	37,034	36,800
Residential	21,633	23,732	2,672	2,682	244,128	241,451
Montana	7,097	8,026	922	976	23,238	22,989
South Dakota	2,343	2,886	516	493	6,421	6,262
Nebraska	1,673	1,880	336	310	4,707	4,627
Commercial	11,113	12,792	1,774	1,779	34,366	33,878
Industrial	153	159	22	21	259	263
Other	190	169	30	24	158	152
Total Retail Gas	$33,089	$36,852	4,498	4,506	278,911	275,744

	Heating Degree Days			2016 as compared with:
	2016	2015	Historic Average	2015	Historic Average
Montana	1,011	1,097	1,282	8% warmer	21% warmer
South Dakota	1,246	1,180	1,474	6% colder	15% warmer
Nebraska	1,038	981	1,206	6% colder	14% warmer

The following summarizes the components of the changes in natural gas gross margin for the three months ended June 30, 2016 and 2015:

Gross Margin 2016 vs. 2015
(in millions)
Gross Margin Items Impacting Net Income
Retail volumes	$(1.3)
Natural gas production	0.9
Lost revenue adjustment mechanism	0.8
Other	(0.5)
Change in Gross Margin Impacting Net Income	(0.1)

Gross Margin Item Offset in Operating Expenses
Gas production gathering fees	(0.6)
Property taxes recovered in trackers	0.3
Change in Item Offset Within Net Income	(0.3)
Decrease in Consolidated Gross Margin	$(0.4)

Gross margin for items impacting net income decreased $0.1 million including the following:

•	A decrease in natural gas volumes due primarily to warmer spring weather, partly offset by customer growth; offset by

•	An increase in natural gas production due to a change in interim rates based on actual costs; and

•
The recognition of deferred revenue as a result of a MPSC final order in our tracker filings, which was offset in part by the elimination of the lost revenue adjustment mechanism decreasing the recovery of our fixed costs;

The change in gross margin also includes the following items that had no impact on net income:

•	A decrease in natural gas gathering fees (offset by reduced operating expenses); and

•	An increase in revenues for property taxes included in trackers (offset by increased property tax expense).

Average natural gas supply prices decreased in 2016 resulting in lower retail revenues and cost of sales as compared with 2015, with no impact to gross margin. In addition, our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015

	Results
	2016	2015	Change	% Change
	(dollars in millions)
Retail revenues	$117.0	$138.6	$(21.6)	(15.6)%
Regulatory amortization	(0.6)	(0.6)	—	—
Total retail revenues	116.4	138.0	(21.6)	(15.7)
Wholesale and other	19.5	21.2	(1.7)	(8.0)
Total Revenues	135.9	159.2	(23.3)	(14.6)
Total Cost of Sales	41.3	62.1	(20.8)	(33.5)
Gross Margin	$94.6	$97.1	$(2.5)	(2.6)%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2016	2015	2016	2015	2016	2015
	(in thousands)
Montana	$50,553	$55,497	6,722	6,588	167,895	165,785
South Dakota	14,128	18,174	1,874	2,038	39,219	38,893
Nebraska	11,244	15,079	1,558	1,703	37,172	37,011
Residential	75,925	88,750	10,154	10,329	244,286	241,689
Montana	24,982	27,921	3,446	3,424	23,231	22,981
South Dakota	8,952	12,132	1,771	1,868	6,442	6,289
Nebraska	5,946	8,538	1,136	1,240	4,727	4,660
Commercial	39,880	48,591	6,353	6,532	34,400	33,930
Industrial	590	725	85	92	261	263
Other	576	555	92	80	158	152
Total Retail Gas	$116,971	$138,621	16,684	17,033	279,105	276,034

	Heating Degree Days			2016 as compared with:
	2016	2015	Historic Average	2015	Historic Average
Montana	3,998	3,988	4,570	-	13% warmer
South Dakota	4,920	5,269	5,548	7% warmer	11% warmer
Nebraska	3,989	4,355	4,587	8% warmer	13% warmer

The following summarizes the components of the changes in natural gas gross margin for the six months ended June 30, 2016 and 2015:

Gross Margin 2016 vs. 2015
(in millions)
Gross Margin Items Impacting Net Income
Retail volumes	$(1.1)
Natural gas production	(0.7)
Lost revenue adjustment mechanism	0.6
Other	(0.9)
Change in Gross Margin Impacting Net Income	(2.1)

Gross Margin Item Offset in Operating Expenses
Gas production gathering fees	(1.0)
Property taxes recovered in trackers	0.6
Change in Item Offset Within Net Income	(0.4)
Decrease in Consolidated Gross Margin	$(2.5)

This decrease in gross margin was primarily due to the same reasons discussed in the three months ended section above. In addition, average natural gas supply prices decreased in 2016 resulting in lower retail revenues and cost of sales as compared with 2015, with no impact to gross margin. Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

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

We issue debt securities to refinance retiring maturities, reduce short-term debt, fund construction programs and for other general corporate purposes. To fund our strategic growth opportunities we utilize available cash flow, debt capacity and equity issuances that allow us to maintain investment grade ratings. We expect to issue incremental debt securities during the second half of 2016 to fund capital investment and maintain liquidity, consistent with our plan to maintain a 50 - 55 percent debt to total capital ratio excluding capital leases. In addition, we expect to continue targeting a long-term dividend payout ratio of 60 - 70 percent of earnings per share; however, there can be no assurance that we will be able to meet these targets.

Short-term liquidity is provided by internal cash flows, the sale of commercial paper and use of our revolving credit facility. We utilize our short-term borrowings and/or revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. Short-term borrowings may also be used to temporarily fund utility capital requirements. As of June 30, 2016, our total net liquidity was approximately $102.2 million, including $9.0 million of cash and $93.2 million of revolving credit facility availability. Revolving credit facility availability was $97.2 million as of July 15, 2016. During the second quarter of 2016, we issued $60 million of South Dakota First Mortgage Bonds. Proceeds were used to redeem $55 million of First Mortgage Bonds due in 2018.

The following table presents additional information about short term borrowings during the three months ended June 30, 2016 (in millions):

Amount outstanding at period end	$256.8
Daily average amount outstanding	$175.3
Maximum amount outstanding	$256.8

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

As of June 30, 2016, we are under collected on our supply trackers by approximately $9.6 million, as compared with an under collection of $29.4 million as of December 31, 2015, and $9.2 million as of June 30, 2015.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, and impact our trade credit availability. Fitch Ratings (Fitch), Moody’s Investors Service (Moody's) and Standard and Poor’s Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of July 15, 2016, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A	A-	F2	Stable
Moody’s	A1	A3	Prime-2	Negative
S&P	A-	BBB	A-2	Stable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income	$73.6	$82.4
Non-cash adjustments to net income	90.1	90.3
Changes in working capital	(26.8)	7.5
Other noncurrent assets and liabilities	4.1	10.2
Cash Provided by Operating Activities	141.0	190.4

Investing Activities
Property, plant and equipment additions	(121.2)	(131.2)
Change in restricted cash	—	9.2
Acquisitions	—	(0.5)
Other	0.1	0.1
Cash Used in Investing Activities	(121.1)	(122.4)

Financing Activities
Issuances of long-term debt, net	5.0	50.0
Issuances (repayments) of short-term borrowings, net	26.9	(47.9)
Dividends on common stock	(47.9)	(44.8)
Financing costs	(5.3)	(11.7)
Other	(1.6)	(1.1)
Cash Used in Financing Activities	(22.9)	(55.5)

(Decrease) increase in Cash and Cash Equivalents	$(3.0)	$12.5
Cash and Cash Equivalents, beginning of period	$12.0	$20.4
Cash and Cash Equivalents, end of period	$9.0	$32.9

Cash Provided by Operating Activities

As of June 30, 2016, cash and cash equivalents were $9.0 million as compared with $12.0 million at December 31, 2015 and $32.9 million at June 30, 2015. Cash provided by operating activities totaled $141.0 million for the six months ended June 30, 2016 as compared with $190.4 million during the six months ended June 30, 2015. This decrease in operating cash flows is primarily due to refunds associated with the DGGS FERC ruling of approximately $30.8 million ($27.3 million of deferred revenues plus accrued interest of $3.5 million) to customers during the first six months of 2016, and lower net income.

Cash Used in Investing Activities

Cash used in investing activities decreased by approximately $1.3 million as compared with the first six months of 2015. Plant additions during 2016 include maintenance additions of approximately $63.4 million, capacity related capital expenditures of approximately $34.4 million, and infrastructure capital expenditures of approximately $23.4 million. Plant additions during the first six months of 2015 included maintenance additions of approximately $85.8 million, supply related capital expenditures of approximately $19.8 million, which were primarily related to electric generation facilities in South Dakota, and infrastructure capital expenditures of approximately $25.6 million.

Cash Used in Financing Activities

Cash used in financing activities totaled $22.9 million during the six months ended June 30, 2016 as compared with $55.5 million during the six months ended June 30, 2015. During the six months ended June 30, 2016, net cash used in financing activities includes the payment of dividends of $47.9 million and the payment of financing costs of $5.3 million, partially offset by net issuances of commercial paper of $26.9 million and net proceeds from the issuance of debt of $5.0 million. During the six months ended June 30, 2015, net cash used in financing activities consisted of net repayments of commercial paper of $47.9 million, the payment of dividends of $44.8 million, and the payment of financing costs of $11.7 million, offset in part by net proceeds from the issuance of debt of $50.0 million.

Debt Issuance - In June 2016, we issued $60 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 2.80% maturing in 2026. These bonds are secured by our electric and natural gas assets in South Dakota and were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were used to redeem our 6.05%, $55 million South Dakota First Mortgage Bonds due 2018.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of June 30, 2016. See our Annual Report on Form 10-K for the year ended December 31, 2015 for additional discussion.

	Total	2016	2017	2018	2019	2020	Thereafter
	(in thousands)
Long-term debt	$1,773,714	$—	$—	$—	$250,000	$—	$1,523,714
Capital leases	27,278	953	1,979	2,133	2,298	2,476	17,439
Short-term borrowings	256,806	256,806	—	—	—	—	—
Estimated pension and other postretirement obligations (1)	66,180	12,011	13,661	13,554	13,489	13,465	N/A
Qualifying facilities liability (2)	918,813	36,785	74,607	76,703	78,836	80,984	570,898
Supply and capacity contracts (3)	1,793,018	121,510	197,966	151,017	147,236	112,364	1,062,925
Contractual interest payments on debt (4)	1,422,676	42,224	83,825	83,635	73,620	65,695	1,073,677
Environmental remediation obligations (1)	6,740	1,140	1,650	1,650	1,500	800	N/A
Total Commitments (5)	$6,265,225	$471,429	$373,688	$328,692	$566,979	$275,784	$4,248,653
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

(3)	We have entered into various purchase commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 26 years.

(4)	For our variable rate short-term borrowings outstanding, we have assumed an average interest rate of 0.89% through maturity.

(5)	Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

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

As of June 30, 2016, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%. To more cost effectively meet short-term cash requirements, we issue commercial paper supported by our revolving credit facility. Since commercial paper terms are short-term, we are subject to interest rate risk. As of June 30, 2016, we had approximately $256.8 million of commercial paper outstanding and no borrowings on our revolving credit facility. A 1% increase in interest rates would increase our annual interest expense by approximately $2.6 million.

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

We are subject to potential unfavorable state and federal regulatory outcomes. To the extent our incurred costs are deemed imprudent by the applicable regulatory commissions or certain regulatory mechanisms are not available, we may not recover some of our costs, which could adversely impact our results of operations and liquidity.

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

We have received several unfavorable regulatory rulings in Montana, including:

•In 2016, the MPSC disallowed approximately $8.2 million of replacement power costs from an outage at Colstrip Unit 4, and approximately $1.3 million of costs related to generation portfolio modeling previously recovered through our electric tracker filings.

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

We appealed the October 2013 decision regarding DGGS outage costs to the Montana District Court, which, in August 2015, upheld the MPSC’s decision. In October 2015, we appealed the District Court’s decision to the Montana Supreme Court. We expect the matter to be fully briefed by the end of July 2016. Also, in June 2016, we filed an appeal of the MPSC decision in our 2014/2015 electric tracker filing regarding the disallowance of portfolio modeling costs in Montana District Court.

In addition to our supply trackers, we file an annual property tax tracker with the MPSC for an automatic rate adjustment of our Montana property taxes, which allows recovery of 60 percent of the change in property taxes. Adjusted rates are typically effective January 1st of each year. The MPSC has identified concerns with the amount of annual increases proposed by the Montana Department of Revenue. Any change in recovery of property taxes could have a material impact on our results of operations.

In addition, the MPSC Order approving the purchase of hydro assets in Montana provided that customers would have no financial risk related to our temporary ownership of the Kerr facility, with a compliance filing required upon completion of the transfer to the Confederated Salish and Kootenai Tribes of the Flathead Reservation (CSKT). We sold any excess system generation, which was primarily due to our temporary ownership of Kerr, in the market and provided revenue credits to our Montana retail customers until the transfer to the CSKT. The cost of our temporary ownership was not included in rate base, and the benefits were provided to customers. In December 2015, we submitted the required hydro compliance filing to remove Kerr from cost of service, adjust for actual revenue credits and increase property taxes to actual amounts. In January 2016, the MPSC approved an interim adjustment to our hydro generation rate based on the compliance filing, and opened a separate contested docket requesting additional detail on the adjustment to rates due to the conveyance of Kerr. A procedural schedule has been established and a hearing is scheduled for September 2016.

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

In May 2016, we received an order from the FERC denying a May 2014 request for rehearing and requiring us to make refunds. The request for rehearing challenged a September 2012 FERC Administrative Law Judge's (ALJ) initial decision regarding cost allocation at DGGS between retail and wholesale customers. This decision concluded that only a portion of these costs should be allocated to FERC jurisdictional customers. We had deferred cumulative revenue of approximately $27.3 million, consistent with the ALJ's initial decision, which was refunded to wholesale and choice customers in June 2016 in accordance with the FERC order. In June 2016, we filed a petition for review with the U.S. Circuit Court of Appeals for the District of Columbia Circuit. The briefing schedule for this appeal has not been established. The FERC order was assessed as a triggering event as to whether an impairment charge should be recorded with respect to DGGS. We are evaluating options to use DGGS in combination with other generation resources, including our hydro facilities, to minimize portfolio costs, which may facilitate cost recovery. The cost recovery of any alternative use of DGGS would be subject to regulatory approval and we cannot provide assurance of such approval. If we are not able to obtain cost recovery of DGGS we may be required to record an impairment charge, which could have a material adverse effect on our operating results.

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

Our ability to invest in additional generation is impacted by regulatory and public policy. Under the Public Utility Regulatory Policies Act of 1978, electric utilities are required, with exceptions, to purchase energy and capacity from independent power producers that are qualifying co-generation facilities and qualifying small power production facilities (QFs). Our requirements to procure power from these sources could impact our ability to make generation investments depending upon the number and size of QF contracts we ultimately enter into. In addition, the cost to procure power from these QFs may not be a cost effective resource for customers, or the type of generation resource needed, resulting in increased supply costs.

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

We are also subject to changing federal and state laws and regulations. Congress and state legislatures may enact legislation that adversely affects our operations and financial results.

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

In March 2016, the U.S. Senate passed the Securing America’s Future Energy: Protecting our Infrastructure of Pipelines and Enhancing Safety Act (SAFE PIPES Act), which would reauthorize appropriations for the Department of Transportation's Pipeline and Hazardous Materials Safety Administration (PHMSA) safety programs through 2019. The bill prioritizes PHMSA's completion of outstanding regulations. In addition, in March 2016, PHMSA proposed revisions to safety standards for natural gas transmission and gathering pipelines. The long-anticipated proposal could impose significant regulatory requirements for additional miles of natural gas pipeline, including pipelines constructed prior to 1970 which were previously exempt from PHMSA regulations related to pressure testing. It would also create a new "Moderate Consequence Area" category to expand safety protocols to pipelines in moderately populated areas. Costs incurred to comply with the proposed regulations may be material.

We are subject to extensive and changing environmental laws and regulations and potential environmental liabilities, which could have a material adverse effect on our liquidity and results of operations.

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

National and international actions have been initiated to address global climate change and the contribution of GHG emissions including, most significantly, carbon dioxide. In August 2015, the EPA released final standards of performance to limit GHG emissions from new, modified and reconstructed fossil fuel generating units and from newly constructed and reconstructed natural gas combined cycle units. In a separate action that also affects power plants, in August 2015, the EPA released its final rule establishing GHG performance standards for existing power plants under Clean Air Act Section 111(d) (the Clean Power Plan or CPP).

The CPP reduction of 47.4 percent in carbon dioxide emissions in Montana by 2030 is the greatest reduction target among the lower 48 states, according to a nationwide analysis. Our Montana generation portfolio emits less carbon on average than the EPA's 2030 target due to investments we made prior to 2013 in carbon-free generation resources. However, the CPP's target reduction is applied on a statewide basis, and investments made prior to 2012 are not counted in the CPP's 2030 target. We asked the BBER to study the potential impacts of the CPP across Montana. The BBER study looked at the implications of closing the Colstrip generating facilities in southeast Montana as a scenario for complying with the federal rule. The study's conclusions describe the likely loss of jobs and population, the decline in the local and state tax base, the impact on businesses statewide, and the closure's impact on electric reliability and affordability. The electricity produced at Unit 4 represents approximately 25 percent of our customer needs. Closing Colstrip would lead to higher utility rates in order to replace the base-load generation that currently is provided by Colstrip. Closing Colstrip would also create significant issues with the transmission grid that serves Montana, and we would lose transmission revenues that are credited to lower electric customer bills.

We have joint ownership in generation plants located in South Dakota, North Dakota, Iowa and Montana that are or may become subject to the CPP and the various regulations discussed above that have been issued or proposed. Each state is required by the CPP to submit a satisfactory plan to EPA by September 2018. The state plans will determine whether we will have to meet rate-based or mass-based requirements and, if the state adopts a mass-based plan, the number of vintages of allowances that will be allocated to our facilities. Until the plans are submitted, or a federal plan is imposed, we cannot predict the impact of the CPP on us.

On October 23, 2015, the same date the CPP was published in the Federal Register, we along with other utilities, trade groups, coal producers, labor and business organizations, filed Petitions for Review of the CPP with the United States Court of Appeals for the District of Columbia Circuit. Accompanying these Petitions for Review were Motions to Stay the implementation of the CPP. On January 21, 2016, the U.S. Court of Appeals for the District of Columbia denied the requests for stay but ordered expedited briefing on the merits. On January 26, 2016, 29 states and state agencies asked the U.S. Supreme Court to issue an immediate stay of the CPP. On January 27, 2016, 60 utilities and allied petitioners also requested the U.S. Supreme Court to immediately stay the CPP, and we were among the utilities seeking a stay. On February 9, 2016, the U.S. Supreme Court entered an order staying the CPP. The stay of the CPP will remain in place until the U.S. Supreme Court either denies a petition for certiorari following the U.S. Court of Appeals’ decision on the substantive challenges to the CPP, if one is submitted, or until the U.S. Supreme Court enters judgment following grant of a petition for certiorari. On May 16, 2016, the U.S. Court of Appeals for the District of Columbia entered an order declaring the challenge to the CPP would be reviewed en banc, rather than by a three judge panel, and delayed oral argument until September 2016. An initial ruling on the challenge is not expected until early 2017, and the U.S. Supreme Court decision on challenges to the CPP is not anticipated until mid-2017, and, more likely, early 2018.

On December 22, 2015 we also filed an administrative Petition for Reconsideration with the EPA, requesting that it reconsider the CPP, on the grounds that the CO2 reductions in the CPP were substantially greater in Montana than in the proposed rule. We also requested EPA stay the CPP while it considered our Petition for Reconsideration. At this time, the EPA has taken no action on the Petition for Reconsideration or stay request.

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

The six owners of Colstrip currently share the operating costs pursuant to the terms of an operating agreement among the owners of Units 3 and 4 and a common facilities agreement among the owners of all four units. As discussed above, the proposed consent decree relating to the Colstrip litigation call for Units 1 and 2 to be shut down by 2022. If Units 1 and 2 discontinue operation, we anticipate incurring incremental operating costs with respect to our interest in Unit 4. In addition, in May 2016, Talen provided a two-year notice of its intent to resign as the operator of Colstrip. We and the other owners are working to select a new operator, which we expect will increase operating costs. However, at this time we do not anticipate these increases will be material to our financial results.

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
ITEM 6.                      EXHIBITS

(a) Exhibits

Exhibit 3.1— Amended and Restated Certificate of Incorporation of NorthWestern Corporation, dated May 3, 2016 (incorporated by reference to Exhibit 3.1 of NorthWestern Corporation's Current Report on Form 8-K, dated May 18, 2016, Commission File No. 1-10499).

Exhibit 3.2— Amended and Restated Bylaws of NorthWestern Corporation, dated May 12, 2016 (incorporated by reference to Exhibit 3.2 of NorthWestern Corporation's Current Report on Form 8-K, dated May 18, 2016, Commission File No. 1-10499).

Exhibit 4.1— Fourteenth Supplemental Indenture, dated as of June 1, 2016, between the NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated June 21, 2016, Commission File No. 1-10499).

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

NorthWestern Corporation
Date:	July 22, 2016	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of NorthWestern Corporation, dated May 3, 2016 (incorporated by reference to Exhibit 3.1 of NorthWestern Corporation's Current Report on Form 8-K, dated May 18, 2016, Commission File No. 1-10499).

3.2
Amended and Restated Bylaws of NorthWestern Corporation, dated May 12, 2016 (incorporated by reference to Exhibit 3.2 of NorthWestern Corporation's Current Report on Form 8-K, dated May 18, 2016, Commission File No. 1-10499).

4.1
Fourteenth Supplemental Indenture, dated as of June 1, 2016, between the NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated June 21, 2016, Commission File No. 1-10499).

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