Form 10-Q
period 2016-09-30
NORTHWESTERN CORP
filed 2016-10-20
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Common Stock, Par Value $0.01
48,327,642 shares outstanding at October 14, 2016

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Electric	$266,629	$238,513	$756,374	$695,921
Gas	34,369	34,226	170,283	193,389
Total Revenues	300,998	272,739	926,657	889,310
Operating Expenses
Cost of sales	96,156	73,577	293,283	265,495
Operating, general and administrative	68,290	79,296	220,730	222,139
Property and other taxes	40,673	35,712	111,302	100,953
Depreciation and depletion	39,763	35,693	119,551	107,239
Total Operating Expenses	244,882	224,278	744,866	695,826
Operating Income	56,116	48,461	181,791	193,484
Interest Expense, net	(21,049)	(22,043)	(71,979)	(68,101)
Other (Loss) Income	(121)	3,769	4,176	5,429
Income Before Income Taxes	34,946	30,187	113,988	130,812
Income Tax Benefit (Expense)	9,659	(6,389)	4,240	(24,616)
Net Income	$44,605	$23,798	$118,228	$106,196

Average Common Shares Outstanding	48,315	47,065	48,289	47,029
Basic Earnings per Average Common Share	$0.92	$0.51	$2.45	$2.26
Diluted Earnings per Average Common Share	$0.92	$0.51	$2.44	$2.25
Dividends Declared per Common Share	$0.50	$0.48	$1.50	$1.44

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$44,605	$23,798	$118,228	$106,196
Other comprehensive income (loss), net of tax:
Foreign currency translation	26	233	(84)	445
Cash flow hedges:
Reclassification of net gains on derivative instruments	(1,506)	(555)	(1,432)	(735)
Total Other Comprehensive Loss	(1,480)	(322)	(1,516)	(290)
Comprehensive Income	$43,125	$23,476	$116,712	$105,906

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$5,063	$11,980
Restricted cash	6,706	6,634
Accounts receivable, net	116,821	154,410
Inventories	54,311	53,458
Regulatory assets	44,501	51,348
Other	10,937	8,830
Total current assets	238,339	286,660
Property, plant, and equipment, net	4,161,993	4,059,499
Goodwill	357,586	357,586
Regulatory assets	592,432	517,223
Other noncurrent assets	43,591	43,727
Total Assets	$5,393,941	$5,264,695
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$1,942	$1,837
Short-term borrowings	222,311	229,874
Accounts payable	57,217	74,511
Accrued expenses	241,185	183,988
Regulatory liabilities	24,159	80,990
Total current liabilities	546,814	571,200
Long-term capital leases	24,859	26,325
Long-term debt	1,794,519	1,768,183
Deferred income taxes	575,812	501,532
Noncurrent regulatory liabilities	392,857	378,711
Other noncurrent liabilities	410,273	418,570
Total Liabilities	3,745,134	3,664,521
Commitments and Contingencies (Note 13)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 51,956,936 and 48,327,642 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	520	518
Treasury stock at cost	(95,852)	(93,948)
Paid-in capital	1,381,930	1,376,291
Retained earnings	372,321	325,909
Accumulated other comprehensive loss	(10,112)	(8,596)
Total Shareholders' Equity	1,648,807	1,600,174
Total Liabilities and Shareholders' Equity	$5,393,941	$5,264,695
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$118,228	$106,196
Items not affecting cash:
Depreciation and depletion	119,551	107,239
Amortization of debt issue costs, discount and deferred hedge gain	907	1,301
Stock-based compensation costs	4,474	3,275
Equity portion of allowance for funds used during construction	(3,053)	(6,568)
Gain on disposition of assets	(15)	(28)
Deferred income taxes	(4,720)	27,019
Changes in current assets and liabilities:
Restricted cash	(72)	(735)
Accounts receivable	37,589	46,025
Inventories	(853)	(3,598)
Other current assets	(2,107)	4,006
Accounts payable	(16,568)	(21,655)
Accrued expenses	60,852	19,307
Regulatory assets	6,847	8,985
Regulatory liabilities	(56,831)	12,739
Other noncurrent assets	(4,234)	(2,240)
Other noncurrent liabilities	(2,007)	3,209
Cash Provided by Operating Activities	257,988	304,477
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(203,998)	(203,324)
Acquisitions	—	(143,328)
Proceeds from sale of assets	1,352	30,209
Change in restricted cash	—	11,758
Cash Used in Investing Activities	(202,646)	(304,685)
FINANCING ACTIVITIES:
Treasury stock activity	(727)	(829)
Dividends on common stock	(71,816)	(67,145)
Issuance of long-term debt	249,660	270,000
Repayments on long-term debt	(225,205)	(150,024)
Repayments of short-term borrowings, net	(7,563)	(49,897)
Financing costs	(6,608)	(12,124)
Cash Used in Financing Activities	(62,259)	(10,019)
Decrease in Cash and Cash Equivalents	(6,917)	(10,227)
Cash and Cash Equivalents, beginning of period	11,980	20,362
Cash and Cash Equivalents, end of period	$5,063	$10,135
Supplemental Cash Flow Information:
Cash (received) paid during the period for:
Income taxes	$(2,922)	$27
Interest	56,118	52,106
Significant non-cash transactions:
Capital expenditures included in trade accounts payable	11,803	8,932

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except per share data)

	Number of Common Shares	Number of Treasury Shares	Common Stock	Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2014	50,522	3,607	$505	$1,313,844	$(92,558)	$264,758	$(8,766)	$1,477,783

Net income	—	—	—	—	—	106,196	—	106,196
Foreign currency translation adjustment	—	—	—	—	—	—	445	445
Reclassification of net gains on derivative instruments from Other Comprehensive Income (OCI) to net income, net of tax	—	—	—	—	—	—	(735)	(735)
Stock-based compensation	166	—	—	3,304	(1,926)	—	—	1,378
Issuance of shares	—	13	2	469	453	—	—	924
Dividends on common stock ($1.44 per share)	—	—	—	—	—	(67,145)	—	(67,145)
Balance at September 30, 2015	50,688	3,620	$507	$1,317,617	$(94,031)	$303,809	$(9,056)	$1,518,846

Balance at December 31, 2015	51,789	3,617	$518	$1,376,291	$(93,948)	$325,909	$(8,596)	$1,600,174

Net income	—	—	—	—	—	118,228	—	118,228
Foreign currency translation adjustment	—	—	—	—	—	—	(84)	(84)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	(1,432)	(1,432)
Stock-based compensation	168	13	—	5,650	(1,904)	—	—	3,746
Issuance of shares	—	—	2	(11)		—	—	(9)
Dividends on common stock ($1.50 per share)	—	—	—	—	—	(71,816)	—	(71,816)
Balance at September 30, 2016	51,957	3,630	$520	$1,381,930	$(95,852)	$372,321	$(10,112)	$1,648,807

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to September 30, 2016, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain Qualifying Facility (QF) plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 Megawatt (MW) coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per Megawatt Hour (MWH) (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $252.9 million through 2024.

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

In August 2016, the FASB issued guidance that addresses eight classification issues related to the presentation of cash receipts and cash payments in the statement of cash flows. The new guidance will be effective for us in our first quarter of 2018, with early adoption permitted. We are currently evaluating the impact of adoption of this guidance on our Statement of Cash Flows.

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

(3) Regulatory Matters

Montana Natural Gas Delivery and Production Rate Filing

In September 2016, we filed a natural gas rate case with the Montana Public Service Commission (MPSC) requesting an annual increase to natural gas rates of approximately $10.9 million, which includes approximately $7.4 million for delivery service and approximately $3.5 million for natural gas production. Our request was based on a return on equity of 10.35%, rate base of $432.1 million, and a capital structure of 53% debt and 47% equity. This filing includes a request for cost-recovery of two natural gas production fields acquired in August 2012 and December 2013 in northern Montana's Bear Paw Basin, which are recovered in customer rates on an interim basis, and a request that these fields be placed in permanent rates based on the actual cost of production.

Finally, we requested that approximately $5.6 million of the rate increase for delivery service be approved on an interim basis to allow recovery of costs prior to the conclusion of the full rate case. We expect to receive a decision on our interim request by the end of the first quarter of 2017. The MPSC has nine months in which to issue a final decision on our filing.

Montana Electric and Natural Gas Tracker Filings

Each year we submit an electric and natural gas tracker filing for recovery of supply costs for the 12-month period ended June 30 and for the projected supply costs for the next 12-month period. The MPSC reviews such filings and makes its cost recovery determination based on whether or not our supply procurement activities were prudent.

During the second quarter of 2016, we filed our 2016 annual electric and natural gas tracker filings for the 2015/2016 tracker period. The MPSC issued orders in July 2016 approving the filings on an interim basis.

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

In April 2016, we received the final written order in the 2015 Tracker, which was consistent with the work session. In May 2016, we received the final written order in the Consolidated Docket. The written order upheld the March 2016 decision regarding replacement power costs and clarified the disallowance of modeling costs, resulting in a reduction of the disallowance of $0.8 million, which was reflected as a reduction in cost of sales in the second quarter of 2016. Based on the final orders, the impact of the disallowance totals $12.4 million, which includes interest of $2.9 million and is recorded in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2016.

In June 2016, we filed an appeal of the 2015 Tracker decision regarding the disallowance of portfolio modeling costs in Montana District Court (Lewis & Clark County). Also, in September 2016, we appealed the MPSC’s decisions in the Consolidated Docket regarding the disallowance of Colstrip Unit 4 replacement power costs and the modeling/planning costs, arguing that these decisions were arbitrary and capricious, and violated Montana law. We brought this action in Montana District Court, as well (Yellowstone County). While the courts are not obligated to rule on these appeals within a certain period of time, based on our experience, we believe we are likely to receive orders from the courts in these matters within 9-20 months of filing.

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

Based on the October 2013 MPSC order, for the period July 1, 2012 through November 30, 2015, we recognized $7.1 million of lost revenues for each annual electric supply tracker period and deferred the remaining $14.2 million of efficiency efforts collected through the trackers pending final approval of the open tracker filings. As discussed above, during the second quarter of 2016, we received final written orders resolving our prior period open tracker dockets. These orders allowed the recovery of lost revenues included in each tracker period. As a result, we recognized revenue deferred during the July 2012 - November 2015 periods of $14.2 million in the Condensed Consolidated Statement of Income in the second quarter of 2016.

Hydro Compliance Filing

In December 2015, we submitted the required hydro compliance filing to remove the Kerr Project from cost of service, adjust for actual revenue credits and increase property taxes to actual amounts. In January 2016, the MPSC approved an interim adjustment to our hydro rates based on the compliance filing, and opened a separate contested docket requesting additional detail on the adjustment to rates due to the conveyance of the Kerr Project. The MPSC identified additional issues and requested information. A hearing was held in September 2016. The only contested issue at the hearing was the level of administrative and general expenses that should be deducted from the approved revenue requirement due to the transfer of the Kerr Project. We expect the MPSC to issue a final order during the fourth quarter of 2016. The adjustment to rates is being refunded to customers over 12 months, and as of September 30, 2016, we have deferred revenue remaining of approximately $2.6 million that we expect to refund to customers by the end of 2016.

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

In June 2016, we filed a petition for review of the FERC's May 2016 order with the United States Circuit Court of Appeals for the District of Columbia Circuit. A briefing schedule has been established, with final briefs due by the end of the first quarter of 2017. We do not expect a decision in this matter until the second half of 2017, at the earliest.

The FERC order was assessed as a triggering event as to whether an impairment charge should be recorded with respect to DGGS. As of September 30, 2016, the DGGS net property, plant and equipment is approximately $160 million. DGGS previously provided only regulation service, which is the basis for the cost allocation in our previous MPSC and FERC filings. With the addition of owned hydro generation in November 2014, we are able to shift the utilization of DGGS to additional alternative uses, optimizing our generation portfolio. In support of our biennial electricity supply resource procurement plan that we filed with the MPSC in March 2016, we conducted a portfolio optimization analysis to evaluate options to use DGGS in combination with other generation resources. This analysis indicates DGGS provides cost-effective products necessary to operate our Montana electricity portfolio, including regulation, load following, peaking services and other ancillary products such as contingency reserves, which should guide future cost recovery. The cost recovery of any alternative use of DGGS would be subject to regulatory approval and we cannot provide assurance of such approval. We do not believe an impairment loss is probable at this time; however, we will continue to evaluate recovery of this asset in the future as facts and circumstances change.

(4) Income Taxes

The following table summarizes the significant differences in income tax expense based on the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended September 30,
	2016		2015
Income Before Income Taxes	$34,946		$30,187

Income tax calculated at 35% federal statutory rate	12,231	35.0%	10,565	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(615)	(1.8)	(857)	(2.8)
Flow-through repairs deductions	(18,995)	(54.4)	(2,779)	(9.2)
Production tax credits	(2,218)	(6.3)	(733)	(2.4)
Plant and depreciation of flow through items	(243)	(0.7)	(374)	(1.2)
Prior year permanent return to accrual adjustments	—	—	1,025	3.4
Other, net	181	0.6	(458)	(1.6)
	(21,890)	(62.6)	(4,176)	(13.8)

	$(9,659)	(27.6)%	$6,389	21.2%

	Nine Months Ended September 30,
	2016		2015
Income Before Income Taxes	$113,988		$130,812

Income tax calculated at 35% federal statutory rate	39,896	35.0%	45,784	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(2,740)	(2.4)	(329)	(0.3)
Flow-through repairs deductions	(32,640)	(28.6)	(17,240)	(13.2)
Production tax credits	(7,317)	(6.4)	(2,645)	(2.0)
Plant and depreciation of flow through items	(1,427)	(1.3)	(1,000)	(0.8)
Prior year permanent return to accrual adjustments	(128)	(0.1)	1,025	0.8
Other, net	116	0.1	(979)	(0.7)
	(44,136)	(38.7)	(21,168)	(16.2)

	$(4,240)	(3.7)%	$24,616	18.8%

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

In 2009, we received approval from the Internal Revenue Service (IRS) to change our tax accounting method related to the repair and maintenance of transmission and distribution utility assets and have recorded a current tax deduction in our Financial Statements for each period since. In 2013, the IRS issued guidance related to the repair and maintenance of utility generation assets. During the third quarter of 2016, we filed a tax accounting method change with the IRS consistent with the guidance for generation property. This enabled us to take a current tax deduction for a significant amount of repair costs that were previously capitalized for tax purposes. As discussed above, we flow this current tax deduction through to our customers in rate cases. Consistent with this regulatory treatment, we recorded an income tax benefit of approximately $15.5 million during the three months ended September 30, 2016, of which approximately $12.5 million related to 2015 and prior tax years and is reflected in the flow-through repairs deductions line above.

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We have unrecognized tax benefits of approximately $90.0 million as of September 30, 2016, including approximately $66.6 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the nine months ended September 30, 2016 we recognized $0.5 million of expense for interest and penalties in the Condensed Consolidated Statements of Income. As of September 30, 2016, we had $0.5 million of interest accrued in the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2015, we did not recognize any expense for interest or penalties, and did not have any amounts accrued as of December 31, 2015, for the payment of interest and penalties.

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

There were no changes in our goodwill during the nine months ended September 30, 2016. Goodwill by segment is as follows for both September 30, 2016 and December 31, 2015 (in thousands):

Electric	$243,558
Natural gas	114,028
Total	$357,586

(6) Comprehensive Loss

The following tables display the components of Other Comprehensive Loss (in thousands):

	Three Months Ended
	September 30, 2016			September 30, 2015
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$26	$—	$26	$233	$—	$233
Reclassification of net gains on derivative instruments	(2,448)	942	(1,506)	(901)	346	(555)
Other comprehensive loss	$(2,422)	$942	$(1,480)	$(668)	$346	$(322)

	Nine Months Ended
	September 30, 2016			September 30, 2015
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$(84)	$—	$(84)	$445	$—	$445
Reclassification of net gains on derivative instruments	(2,324)	892	(1,432)	(1,187)	452	(735)
Other comprehensive loss	$(2,408)	$892	$(1,516)	$(742)	$452	$(290)

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	September 30, 2016	December 31, 2015
Foreign currency translation	$1,271	$1,355
Derivative instruments designated as cash flow hedges	(10,446)	(9,014)
Pension and postretirement medical plans	(937)	(937)
Accumulated other comprehensive loss	$(10,112)	$(8,596)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		September 30, 2016
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,940)	$(937)	$1,245	(8,632)
Other comprehensive income before reclassifications		—	—	26	26
Amounts reclassified from AOCL	Interest Expense	(1,506)	—	—	(1,506)
Net current-period other comprehensive (loss) income		(1,506)	—	26	(1,480)
Ending balance		$(10,446)	$(937)	$1,271	$(10,112)

		Three Months Ended
		September 30, 2015
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,496)	$(1,247)	$1,009	(8,734)
Other comprehensive loss before reclassifications		—	—	233	233
Amounts reclassified from Accumulated Other Comprehensive Income (AOCI)	Interest Expense	(555)	—	—	(555)
Net current-period other comprehensive (loss) income		(555)	—	233	(322)
Ending balance		$(9,051)	$(1,247)	$1,242	$(9,056)

		Nine Months Ended
		September 30, 2016
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,014)	$(937)	$1,355	(8,596)
Other comprehensive loss before reclassifications		—	—	(84)	(84)
Amounts reclassified from AOCL	Interest Expense	(1,432)	—	—	(1,432)
Net current-period other comprehensive loss		(1,432)	—	(84)	(1,516)
Ending balance		$(10,446)	$(937)	$1,271	$(10,112)

		Nine Months Ended
		September 30, 2015
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,316)	$(1,247)	$797	(8,766)
Other comprehensive income before reclassifications		—	—	445	445
Amounts reclassified from AOCI	Interest Expense	(735)	—	—	(735)
Net current-period other comprehensive (loss) income		(735)	—	445	(290)
Ending balance		$(9,051)	$(1,247)	$1,242	$(9,056)

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

Normal Purchases and Normal Sales

We have applied the normal purchase and normal sale scope exception (NPNS) to our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no unrealized amounts recorded in the Financial Statements at September 30, 2016 and December 31, 2015. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

	Location of amount reclassified from AOCL to Income	Amount Reclassified from AOCL into Income during the Nine Months Ended September 30, 2016

Interest rate contracts	Interest Expense	$2,324

A pre-tax loss of approximately $17.2 million is remaining in AOCL as of September 30, 2016, and we expect to reclassify approximately $0.6 million of pre-tax losses from AOCL into interest expense during the next twelve months. These amounts relate to terminated swaps.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
September 30, 2016
Restricted cash	$6,350	$—	$—	$—	$6,350
Rabbi trust investments	25,057	—	—	—	25,057
Total	$31,407	$—	$—	$—	$31,407

December 31, 2015
Restricted cash	$6,240	$—	$—	$—	$6,240
Rabbi trust investments	24,245	—	—	—	24,245
Total	$30,485	$—	$—	$—	$30,485

Restricted cash represents amounts held in money market mutual funds. Rabbi trust investments represent assets held for non-qualified deferred compensation plans, which consist of our common stock and actively traded mutual funds with quoted prices in active markets.

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,794,519	$1,950,837	$1,768,183	$1,844,974

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

(9) Financing Activities

In June 2016, we issued $60 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 2.80% maturing in 2026. Proceeds were used to redeem our 6.05%, $55 million South Dakota First Mortgage Bonds due 2018. In addition, in September 2016, we issued $45.0 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 2.66% maturing in 2026. Proceeds from this issuance were used for general corporate purposes. Both series of these bonds are secured by our electric and natural gas assets in South Dakota, Nebraska, North Dakota, and Iowa and were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended.

In August 2016, the City of Forsyth, Rosebud County, Montana issued $144.7 million aggregate principal amount of Pollution Control Revenue Refunding Bonds on our behalf. The bonds were issued at a fixed interest rate of 2.00% maturing in 2023. The proceeds of the issuance were loaned to us pursuant to a Loan Agreement and have been used to partially fund the redemption of the 4.65%, $170.2 million City of Forsyth Pollution Control Revenue Refunding Bonds due 2023 (Prior Bonds)

issued on our behalf. We paid the remaining portion of the Prior Bonds with available funds. Our obligation under the Loan Agreement is secured by the issuance of $144.7 million of Montana First Mortgage Bonds. These bonds are secured by our electric and natural gas assets in Montana and Wyoming. The City of Forsyth bonds were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended.

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

Financial data for the business segments are as follows (in thousands):

Three Months Ended
September 30, 2016	Electric	Gas	Other	Eliminations	Total
Operating revenues	266,629	$34,369	$—	$—	$300,998
Cost of sales	89,681	6,475	—	—	96,156
Gross margin	176,948	27,894	—	—	204,842
Operating, general and administrative	50,460	19,141	(1,311)	—	68,290
Property and other taxes	32,343	8,328	2	—	40,673
Depreciation and depletion	32,549	7,206	8	—	39,763
Operating income (loss)	61,596	(6,781)	1,301	—	56,116
Interest expense	(19,099)	(1,249)	(701)	—	(21,049)
Other income (loss)	982	345	(1,448)	—	(121)
Income tax benefit	7,946	1,169	544	—	9,659
Net income (loss)	$51,425	$(6,516)	$(304)	$—	$44,605
Total assets	$4,294,549	$1,093,333	$6,059	—	$5,393,941
Capital expenditures	$66,322	$16,430	$—	—	$82,752

Three Months Ended
September 30, 2015	Electric	Gas	Other	Eliminations	Total
Operating revenues	$238,513	$34,226	$—	$—	$272,739
Cost of sales	66,197	7,380	—	—	73,577
Gross margin	172,316	26,846	—	—	199,162
Operating, general and administrative	58,298	19,843	1,155	—	79,296
Property and other taxes	28,648	7,062	2	—	35,712
Depreciation and depletion	28,476	7,209	8	—	35,693
Operating income (loss)	56,894	(7,268)	(1,165)	—	48,461
Interest expense	(19,078)	(2,562)	(403)	—	(22,043)
Other income	1,832	507	1,430	—	3,769
Income tax (expense) benefit	(6,553)	1,883	(1,719)	—	(6,389)
Net income (loss)	$33,095	$(7,440)	$(1,857)	$—	$23,798
Total assets	$4,169,423	$1,057,919	$7,736	$—	$5,235,078
Capital expenditures	$57,813	$14,341	$—	$—	$72,154

Nine Months Ended
September 30, 2016	Electric	Gas	Other	Eliminations	Total
Operating revenues	$756,374	$170,283	$—	$—	$926,657
Cost of sales	245,470	47,813	—	—	293,283
Gross margin	510,904	122,470	—	—	633,374
Operating, general and administrative	157,471	61,638	1,621	—	220,730
Property and other taxes	87,094	24,200	8	—	111,302
Depreciation and depletion	97,614	21,913	24	—	119,551
Operating income (loss)	168,725	14,719	(1,653)	—	181,791
Interest expense	(65,273)	(5,018)	(1,688)	—	(71,979)
Other income	2,136	925	1,115	—	4,176
Income tax benefit (expense)	3,600	(574)	1,214	—	4,240
Net income (loss)	$109,188	$10,052	$(1,012)	$—	$118,228
Total assets	$4,294,549	$1,093,333	$6,059	—	$5,393,941
Capital expenditures	$165,885	$38,113	$—	—	$203,998

Nine Months Ended
September 30, 2015	Electric	Gas	Other	Eliminations	Total
Operating revenues	$695,921	$193,389	$—	$—	$889,310
Cost of sales	196,034	69,461	—	—	265,495
Gross margin	499,887	123,928	—	—	623,815
Operating, general and administrative	179,191	63,554	(20,606)	—	222,139
Property and other taxes	78,987	21,958	8	—	100,953
Depreciation and depletion	85,523	21,691	25	—	107,239
Operating income	156,186	16,725	20,573	—	193,484
Interest expense	(58,524)	(8,304)	(1,273)	—	(68,101)
Other income (expense)	4,773	1,349	(693)	—	5,429
Income tax expense	(16,364)	(1,621)	(6,631)	—	(24,616)
Net income	$86,071	$8,149	$11,976	$—	$106,196
Total assets	$4,169,423	1,057,919	$7,736	$—	$5,235,078
Capital expenditures	$171,800	31,524	$—	$—	$203,324

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

	Three Months Ended
	September 30, 2016	September 30, 2015
Basic computation	48,314,783	47,065,082
Dilutive effect of:
Performance share awards (1)	154,537	245,463

Diluted computation	48,469,320	47,310,545

	Nine Months Ended
	September 30, 2016	September 30, 2015
Basic computation	48,288,678	47,028,924
Dilutive effect of:
Performance share awards (1)	154,889	245,460

Diluted computation	48,443,567	47,274,384

______________
(1)          Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

(12) Employee Benefit Plans

Net periodic benefit cost (income) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Components of Net Periodic Benefit Cost (Income)
Service cost	$2,939	$3,091	$123	$132
Interest cost	6,553	6,544	198	197
Expected return on plan assets	(7,062)	(7,890)	(261)	(242)
Amortization of prior service cost	62	62	(471)	(471)
Recognized actuarial loss	2,472	2,659	78	96
Net Periodic Benefit Cost (Income)	$4,964	$4,466	$(333)	$(288)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Components of Net Periodic Benefit Cost (Income)
Service cost	8,819	$9,272	$369	$395
Interest cost	19,658	19,631	596	590
Expected return on plan assets	(21,186)	(23,671)	(782)	(727)
Amortization of prior service cost	185	185	(1,412)	(1,412)
Recognized actuarial loss	7,416	7,976	236	289
Net Periodic Benefit Cost (Income)	$14,892	$13,393	$(993)	$(865)

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, the majority of our environmental reserve relates to the remediation of former manufactured gas plant sites owned by us and is estimated to range between $27 million to $32 million. As of September 30, 2016, we have a reserve of approximately $30.3 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $23.7 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies, implementing remedial actions pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources, and conducting ongoing monitoring and operation and maintenance activities. As of September 30, 2016, the reserve for remediation costs at this site is approximately $11.1 million, and we estimate that approximately $6.5 million of this amount will be incurred during the next five years.

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

In addition, we own or have responsibility for sites in Butte, Missoula and Helena, Montana on which former manufactured gas plants were located. The Butte and Helena sites, both listed as high priority sites on Montana's state superfund list, were placed into the Montana Department of Environmental Quality (MDEQ) voluntary remediation program for cleanup due to soil and groundwater impacts. Soil and coal tar were removed at the sites in accordance with MDEQ requirements. Groundwater monitoring is conducted semiannually at both sites. In August 2016, the MDEQ sent us a letter of Notice of Potential Liability and Request for Remedial Action regarding the Helena site. An initial scoping meeting with MDEQ regarding this letter has not yet been scheduled. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of additional remedial actions and/or investigations, if any, at the Butte and Helena sites.

An investigation conducted at the Missoula site did not require remediation activities, but required preparation of a groundwater monitoring plan. Monitoring wells have been installed and groundwater is monitored semiannually. At the request of Missoula Valley Water Quality District (MVWQD), a draft risk assessment was prepared for the Missoula site and presented to the MVWQD. We and the MVWQD agreed additional site investigation work is appropriate. The additional investigation work began in December 2015 and has continued in 2016. The result of the additional investigation work may lead to the development of site-specific risk-based remedial alternatives report followed by implementation of a remedy. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of risk-based remedial action, if any, at the Missoula site.

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

In a separate action that also affects power plants, on August 3, 2015, the EPA released its final rule establishing GHG performance standards for existing power plants under Clean Air Act Section 111(d) (the Clean Power Plan, or CPP). The CPP establishes CO2 emission performance standards for existing electric utility steam generating units and NGCC units. States may develop implementation plans for affected units to meet the individual state targets established in the CPP or may adopt a federal plan. The EPA has given states the option to develop compliance plans for annual rate-based reductions (pounds per megawatt hour (MWH)) or mass-based tonnage limits for CO2. The 2030 rate-based requirement for all existing affected generating units in South Dakota and Montana is 1,167 and 1,305 pounds per MWH, respectively. The rate-based approach requires a 38.4 percent reduction in South Dakota and a 47.4 percent reduction in Montana from 2012 levels by 2030. The mass-based approach for existing units in South Dakota requires a 30.9 percent decrease by 2030, while in Montana the mass-based approach requires a 41 percent decrease by 2030. States were required to submit initial plans for achieving GHG emission standards to EPA by September 2016, and could seek additional time to finalize State plans by September 2018. Due to the stay of the rule, discussed below, South Dakota and Montana have not submitted implementation plans. The initial performance period for compliance under the CPP would commence in 2022, with full implementation by 2030. The EPA also indicated that states may establish emission trading programs to facilitate compliance with the CPP and provides three options: an emission rate trading program that would allow the trading of emission reduction credits equal to one MWH of emission free generation; a mass-based program that would allow trading of allowances with an allowance equal to one short ton of CO2; and a state measures program that would allow intra-state trading to achieve the state-wide average emission rate.

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

The CPP reduction of 47.4 percent in carbon dioxide emissions in Montana by 2030 is the greatest reduction target among the lower 48 states, according to a nationwide analysis. Our Montana generation portfolio emits less carbon on average than the EPA's 2030 target due to investments we made prior to 2013 in carbon-free generation resources. However, under the CPP, investments made in renewable energy prior to 2012 are not counted for compliance with the CPP's requirements. We asked the University of Montana’s Bureau of Business and Economic Research (BBER) to study the potential impacts of the CPP across Montana. The BBER study looked at the implications of closing all four of the generating units that comprise the Colstrip facility in southeast Montana as a scenario for complying with the federal rule. The study's conclusions describe the likely loss of jobs and population, the decline in the local and state tax base, the impact on businesses statewide, and the closure's impact on electric reliability and affordability. The electricity produced at Colstrip Unit 4 represents approximately 25 percent of our customer needs. Closing all four Colstrip units would lead to higher utility rates in order to replace the base-load generation that currently is provided by Colstrip. Closing all four Colstrip units would also create significant issues with the transmission grid that serves Montana, and we would lose transmission revenues that are credited to and lower electric customer bills.

On October 23, 2015, the same date the CPP was published in the Federal Register, we along with other utilities, trade groups, coal producers, and labor and business organizations, filed Petitions for Review of the CPP with the United States Court of Appeals for the District of Columbia Circuit. Accompanying these Petitions for Review were Motions to Stay the implementation of the CPP. On January 21, 2016, the U.S. Court of Appeals for the District of Columbia denied the requests for stay but ordered expedited briefing on the merits. On January 26, 2016, 29 states and state agencies asked the U.S. Supreme Court to issue an immediate stay of the CPP. On January 27, 2016, 60 utilities and allied petitioners also requested the U.S. Supreme Court to immediately stay the CPP, and we were among the utilities seeking a stay. On February 9, 2016, the U.S. Supreme Court entered an order staying the CPP. The stay of the CPP will remain in place until the U.S. Supreme Court either denies a petition for certiorari following the U.S. Court of Appeals’ decision on the substantive challenges to the CPP, if one is submitted, or until the U.S. Supreme Court enters judgment following grant of a petition for certiorari. On May 16, 2016, the U.S. Court of Appeals for the District of Columbia entered an order declaring the challenge to the CPP would be reviewed en banc, and on September 27, 2016, the Court held oral argument in the matter. An initial ruling on the challenge is not expected until early 2017, and the U.S. Supreme Court decision on challenges to the CPP is not anticipated until mid-2017, if not early 2018.

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

In September 2012, a final Federal Implementation Plan for Montana was published in the Federal Register to address regional haze. As finalized, Colstrip Units 3 and 4 do not have to improve removal efficiency for pollutants that contribute to regional haze. By 2018, Montana, or EPA, must develop a revised plan that demonstrates reasonable progress toward eliminating man made emissions of visibility impairing pollutants, which could impact Colstrip Unit 4. In November 2012, PPL Montana (now Talen Montana), the operator of Colstrip, as well as environmental groups (National Parks Conservation

Association, Montana Environmental Information Center (MEIC), and Sierra Club) jointly filed a petition for review of the Federal Implementation Plan in the U.S. Court of Appeals for the Ninth Circuit. MEIC and Sierra Club challenged the EPA's decision not to require any emissions reductions from Colstrip Units 3 and 4. In June 2015, the U.S. Court of Appeals for the Ninth Circuit rejected the challengers’ contention that the EPA should have required additional pollution-reduction technologies on Unit 4 beyond those in the regulations and the matter is back in EPA Region 8 for action.

Jointly Owned Plants - We have joint ownership in generation plants located in South Dakota, North Dakota, Iowa and Montana that are or may become subject to the various regulations discussed above that have been issued or proposed. Each state is required by the CPP to submit a satisfactory plan to EPA by September 2018. The state plans will determine whether we will have to meet rate-based or mass-based requirements and, if the state adopts a mass-based plan, the number of vintages of allowances that will be allocated to our facilities. Until the plans are submitted, or a federal plan is imposed, we cannot predict the impact of the CPP on us. In addition, compliance with the final rule on Water Intakes and Discharges discussed above, which became effective in January 2016, did not have a significant impact at any of our jointly owned facilities.

North Dakota. The North Dakota Regional Haze SIP requires the Coyote generating facility, in which we have 10% ownership, to reduce its NOx emissions by July 2018. In 2016, Coyote completed installation of control equipment to maintain compliance with the lower NOx emissions of 0.5 pounds per million Btu as calculated on a 30-day rolling average basis, including periods of start-up and shutdown. The cost of the control equipment was not significant.

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

LEGAL PROCEEDINGS

Colstrip Litigation

On March 6, 2013, the Sierra Club and the MEIC (Plaintiffs) filed suit in the United States District Court for the District of Montana (Court) against the six individual owners of the Colstrip Generating Station (Colstrip), including us, as well as Talen Montana (Talen), the operator or managing agent of the station. Colstrip consists of four coal fired generating units. Colstrip Units 1 and 2 are older than Units 3 and 4. We do not have an ownership interest in Units 1 and 2. We have a 30 percent joint interest in Unit 4 and a reciprocal sharing agreement with Talen regarding the operation of Colstrip Units 3 and 4, in which each party receives 15% of the respective combined output of the units and is responsible for 15 percent of the respective operating and construction costs, regardless of whether a particular cost is specified to Colstrip Unit 3 or Unit 4.

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

On August 27, 2014, the Plaintiffs filed their Second Amended Complaint, which alleged a total of 13 claims covering eight projects and seeks injunctive and declaratory relief, civil penalties (including $100,000 of civil penalties to be used for beneficial environmental projects), and recovery of their attorney fees. Defendants filed their Answer to the Second Amended Complaint on September 26, 2014. After filing the Second Amended Complaint, Plaintiffs indicated that they were no longer pursuing a number of claims and projects thereby reducing their total to eight claims relating to four projects. The parties filed motions for summary judgment and briefs in support with regard to issues affecting the remaining claims.

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

With the matter scheduled to go to a bench trial, on April 26, 2016, the parties filed a joint motion to vacate the May 31, 2016, trial date and to stay all deadlines, to allow the parties to settle the litigation. On July 12, 2016, the parties lodged a proposed consent decree with the Court. The Court entered the consent decree on September 6, 2016, dismissing all of the claims against all units, including Colstrip Unit 4, the only unit in which we have an ownership interest. While the consent decree does not provide a shut-down date for Units 3 and 4, it does provide that Units 1 and 2 must be shut down by July 1, 2022. Units 1 and 2 are owned solely by Talen and Puget Sound Energy. We had no role in the decisions regarding Units 1 and 2 as we have no ownership interest in those units. With the anticipated shutdown of Units 1 and 2, we anticipate incurring incremental operating costs with respect to our interest in Unit 4. We do not anticipate that this increase will have a significant impact on our results of operations or cash flows. However, the ultimate shutdown of Talen's share of Colstrip Units 1 and 2 will have a negative impact on our transmission revenue due to less energy available to transmit across our transmission lines.

The consent decree gave the Plaintiffs and Defendants each the right to seek recovery of attorneys’ fees and costs from the other party by filing a motion with the Court by October 6, 2016. Each party filed such a motion on a timely basis. While we cannot predict an outcome on the opposing motions seeking attorneys’ fees and costs, we do not anticipate that the outcome will have a significant impact on our results of operations or cash flows.

Billings, Montana Refinery Outage Claim

In August 2014, we received a letter from the ExxonMobil refinery in Billings claiming that it had sustained approximately $48.5 million in damages as a result of a January 2014 electrical outage. In December 2015, ExxonMobil increased the estimated losses related to that incident to approximately $61.7 million. On January 13, 2016, a second electrical outage shut down the ExxonMobil refinery. On January 22, 2016, ExxonMobil filed suit against NorthWestern in U.S. District Court in Billings, Montana, seeking unspecified compensatory and punitive damages arising from both outages. ExxonMobil currently claims property damages and economic losses of at least $65.6 million. We dispute ExxonMobil’s claims and intend to vigorously defend this lawsuit. We have reported the refinery's claims and lawsuit to our liability insurance carriers under our liability insurance coverage, which has a $2.0 million per occurrence retention. We also have brought third-party complaints against the City of Billings and General Electric International, Inc. alleging that they are responsible in whole or in part for the outages. This matter is in the initial stages and we cannot predict an outcome or estimate the amount or range of loss that would be associated with an adverse result.

State of Montana - Riverbed Rents

On April 1, 2016, the State of Montana filed a complaint on remand with the Montana First Judicial District Court (State District Court), naming us, along with Talen, as defendants. The State claims it owns the riverbeds underlying 10 of our hydroelectric facilities (dams, along with reservoirs and tailraces) on the Missouri, Madison and Clark Fork Rivers, and seeks rents for Talen’s and our use and occupancy of such lands. The facilities at issue in the litigation include the Hebgen, Madison, Hauser, Holter, Black Eagle, Rainbow, Cochrane, Ryan and Morony facilities on the Missouri-Madison Rivers and the Thompson Falls facility on the Clark Fork River. We acquired these facilities from Talen in November 2014.

Prior to our acquisition of the facilities, Talen litigated this issue against the State in State District Court, the Montana Supreme Court and in the United States Supreme Court. In August 2007, the State District Court determined that the 10 hydroelectric facilities were located on rivers which were navigable and that the State held title to the riverbeds. Subsequently, in June 2008, the State District Court awarded the State compensation with respect to all 10 facilities of approximately $34 million for the 2000-2006 period and approximately $6 million for 2007. The District Court deferred the determination of compensation for 2008 and future years to the Montana State Land Board.

Talen appealed the issue of navigability to the Montana Supreme Court, which in March 2010 affirmed the State District Court decision. In June 2011, the United States Supreme Court granted Talen's petition to review the Montana Supreme Court decision. The United States Supreme Court issued an opinion in February 2012, overturning the Montana Supreme Court and holding that the Montana courts erred first by not considering the navigability of the rivers on a segment-by-segment basis and second in relying on present day recreational use of the rivers. The United States Supreme Court also considered the navigability of what it referred to as the Great Falls Reach and concluded, at least from the head of the first waterfall to the foot of the last, that the Great Falls Reach was not navigable for title purposes, and thus the State did not own the riverbeds in that segment. The United States Supreme Court remanded the case to the Montana Supreme Court for further proceedings not inconsistent with its opinion.

Following the 2012 remand, the case laid dormant for four years until the State filed its complaint on remand with the State District Court. The complaint on remand renews all of the State’s claims that the rivers on which the 10 hydroelectric facilities are located are navigable (including the Great Falls Reach), and that because they were navigable the riverbeds became State lands upon Montana’s statehood in 1889 and that the State is entitled to rent for their use. The State’s complaint on remand does not claim any specific rental amount. Pursuant to the terms of our acquisition of the hydroelectric facilities, Talen and NorthWestern will share jointly the expense of this litigation, and Talen is responsible for any rents applicable to the periods of time prior to the acquisition (i.e., before November 18, 2014), while we are responsible for periods thereafter.

On April 20, 2016, we removed the case from State District Court to the United States District Court for the District of Montana (Federal District Court), and Talen consented to our removal. On April 27, 2016, we and Talen filed motions with the Federal District Court seeking to dismiss the portion of the litigation dealing with the Great Falls Reach in light of the United States Supreme Court’s decision that the Great Falls Reach was not navigable for title purposes, and thus the State did not own the riverbeds in that segment.

On May 19, 2016, the State asked the Federal District Court to remand the case back to the State District Court. The parties have fully briefed the issue and we have requested oral argument. Talen’s and our motions to dismiss, the State’s motions for remand and our request for oral argument, remain pending before the Federal District Court.

We dispute the State’s claims and intend to vigorously defend the lawsuit. This matter is in the initial stages, and we cannot predict an outcome. If, on remand, the Federal District Court (or the State District Court if the case is remanded back to it) determines the riverbeds under all 10 of the hydroelectric facilities are navigable (including the five hydroelectric facilities on the Great Falls Reach) and if it calculates damages as the State District Court did in 2008, we estimate the annual rents could be approximately $7.0 million commencing in November 2014, when we acquired the facilities. We anticipate that any obligation to pay the State rent for use and occupancy of the riverbeds would be recoverable in rates from customers, although there can be no assurances that the MPSC would approve any such recovery.

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

HOW WE PERFORMED AGAINST OUR THIRD QUARTER 2015 RESULTS

	Quarter-over-Quarter Change

Gross Margin by Segment(1)
Electric	$4.6M	é	2.7%
Natural Gas	$1.1M	é	4.1%

Operating Income	$7.6M	é	15.8%

Net Income	$20.8M	é	87.4%

EPS (Diluted)	$0.41	é	80.4%
(1) Non-GAAP financial measure. See "non-GAAP Financial Measure" below.

SIGNIFICANT DEVELOPMENTS IN Q3 2016

•
An increase in net income of $20.8 million, primarily due to a $15.3 million tax benefit as part of a tax accounting change related to costs to repair generation property along with improved gross margin driven by an increase in South Dakota electric rates.

•	Filed a Montana natural gas delivery service and production case requesting an annual increase in base rates of approximately $10.9 million.

•
Received proceeds from the City of Forsyth's issuance of $144.7 million aggregate principal amount of Pollution Control Revenue Refunding Bonds at a fixed interest rate of 2.00% maturing in 2023. Proceeds plus available funds were used to redeem the City of Forsyth's 4.65%, $170.2 million Pollution Control Revenue Bonds due 2023.

•	Issuance of $45 million of South Dakota First Mortgage Bonds at a fixed interest rate of 2.66% maturing in 2026. Proceeds from this issuance were used for general corporate purposes.

Following is a brief overview of significant items for 2016, and a discussion of our strategy and outlook.

SIGNIFICANT TRENDS AND REGULATION

Montana Natural Gas Delivery and Production Rate Filing

In September 2016, we filed a natural gas rate case with the Montana Public Service Commission (MPSC) requesting an annual increase to natural gas rates of approximately $10.9 million, which includes approximately $7.4 million for delivery service and approximately $3.5 million for natural gas production. Our request was based on a return on equity of 10.35%, rate base of $432.1 million, and a capital structure of 53% debt and 47% equity. This filing includes a request for cost-recovery of two natural gas production fields acquired in August 2012 and December 2013 in northern Montana's Bear Paw Basin, which are recovered in customer rates on an interim basis, and a request that these fields be placed in permanent rates based on the actual cost of production.

Finally, we requested that approximately $5.6 million of the rate increase for delivery service be approved on an interim basis to allow recovery of costs prior to the conclusion of the full rate case. We expect to receive a decision on our interim request by the end of the first quarter of 2017. The MPSC has nine months in which to issue a final decision on our filing.

Generation Tax Repairs

In 2009, we received approval from the IRS to change our tax accounting method related to the repair and maintenance of transmission and distribution utility assets and have recorded a current tax deduction in our Financial Statements for each period since. In 2013, the IRS issued guidance related to the repair and maintenance of utility generation assets. During the third quarter of 2016, we filed a tax accounting method change with the IRS consistent with this IRS guidance for generation property. This allowed us to take a current tax deduction for a significant amount of repair costs that were previously capitalized for tax purposes, which is flowed through to our customers in rate cases. See Note 4 - Income Taxes in the Notes to Condensed Consolidated Financial Statements for further discussion.

•
Consistent with this regulatory treatment, we recorded an income tax benefit of approximately $15.5 million during the three months ended September 30, 2016, of which approximately $12.5 million related to 2015 and prior tax years.

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

In April 2016, we received the final written order in the 2015 Tracker, which was consistent with the work session. In May 2016, we received the final written order in the Consolidated Docket. The written order clarified the disallowance of modeling costs, resulting in a reduction of the disallowance recorded during the second quarter of 2016.

•
Based on the final orders, the impact of the disallowance totals $12.4 million, which includes interest of $2.9 million and is recorded in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2016.

In June 2016, we filed an appeal of the 2015 Tracker decision regarding the disallowance of portfolio modeling costs in Montana District Court (Lewis & Clark County). Also, in September 2016, we appealed the MPSC’s decisions in the Consolidated Docket regarding the disallowance of Colstrip Unit 4 replacement power costs and the modeling/planning costs, arguing that these decisions were arbitrary and capricious, and violated Montana law. We brought this action in Montana District Court, as well (Yellowstone County). While the courts are not obligated to rule on these appeals within a certain period of time, based on our experience, we believe we are likely to receive orders from the courts in these matters within 9-20 months of filing.

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

•	We recognized revenue deferred during the July 2012 - November 2015 periods of $14.2 million in the second quarter of 2016 based on the final orders in our tracker filings.

Hydro Compliance Filing

The MPSC order approving our acquisition of the hydro assets provided that customers would have no financial risk related to our temporary ownership of the Kerr facility, with a compliance filing required upon completion of the transfer to the Confederated Salish and Kootenai Tribes (CSKT). We sold any excess system generation, which was primarily due to our temporary ownership of Kerr, in the market and provided revenue credits to our Montana retail customers until the transfer to the CSKT. Therefore, during our temporary ownership a net benefit of approximately $2.7 million was provided to customers and there was no benefit to shareholders. In December 2015, we submitted the required compliance filing to remove Kerr from cost of service, adjust for actual revenue credits and increase property taxes to actual amounts. In January 2016, the MPSC approved an interim adjustment to our hydro generation rate based on the compliance filing, and opened a separate contested docket requesting additional detail on the adjustment to rates due to the conveyance of Kerr. The MPSC identified additional issues and requested information. A hearing was held in September 2016. The only contested issue at the hearing was the level of administrative and general expenses that should be deducted from the approved revenue requirement due to the transfer of the Kerr Project. We expect the MPSC to issue a final order during the fourth quarter of 2016.

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

In June 2016, we filed a petition for review of the FERC's May 2016 order with the United States Circuit Court of Appeals for the District of Columbia Circuit. A briefing schedule has been established, with final briefs due by the end of the first quarter of 2017. We do not expect a decision in this matter until the second half of 2017, at the earliest.

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

Montana Electricity Supply Resource Procurement Plan

In March 2016, we submitted our electricity supply resource procurement plan (the Plan) to the MPSC, which is updated and filed every two years. The Plan is meant to provide a road map to our stakeholders, including our customers and regulators regarding how we expect to respond to future supply needs and is subject to review and public comment. While we have acquired a significant amount of generation capacity, a significant capacity resource deficit persists. The Plan identifies how to best meet the capacity need and includes a set of action plans we expect to implement on a going forward basis. In addition to meeting peak needs, national reliability standards effective in July 2016 require us to have even greater generation capacity available and be capable of increasing or decreasing output to address the intermittent nature of generation such as wind. To address the need for more generation capacity, the analysis indicates adding natural gas-fired generation is the lowest-cost/

least-risk approach for addressing customers’ peak demand needs. In addition, we are evaluating adding incremental generation to our hydro capability as a zero carbon alternative.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015

	Three Months Ended September 30,
	2016	2015	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$266.6	$238.5	$28.1	11.8%
Natural Gas	34.4	34.2	0.2	0.6
Total Operating Revenues	$301.0	$272.7	$28.3	10.4%

	Three Months Ended September 30,
	2016	2015	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$89.7	$66.2	$23.5	35.5%
Natural Gas	6.5	7.4	(0.9)	(12.2)
Total Cost of Sales	$96.2	$73.6	$22.6	30.7%

	Three Months Ended September 30,
	2016	2015	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$176.9	$172.3	$4.6	2.7%
Natural Gas	27.9	26.8	1.1	4.1
Total Gross Margin	$204.8	$199.1	$5.7	2.9%

Primary components of the change in gross margin include the following:

Gross Margin 2016 vs. 2015
(in millions)
Gross Margin Items Impacting Net Income
South Dakota electric rate increase	$9.2
Natural gas retail volumes	1.4
Lost revenue adjustment mechanism	(1.8)
Electric retail volumes	(0.4)
Electric transmission	(0.4)
Natural gas production	(0.2)
Other	(0.3)
Change in Gross Margin Impacting Net Income	7.5

Gross Margin Items Offset in Operating Expenses and Income Tax Expense
Hydro operations - Kerr conveyance	(4.3)
Production tax credits flowed-through trackers	(2.1)
Natural gas production gathering fees	(0.1)
Property taxes recovered in trackers	4.7
Change in Items Offset Within Net Income	(1.8)
Increase in Consolidated Gross Margin	$5.7

Consolidated gross margin for items impacting net income increased $7.5 million, due to the following:

•	An increase in South Dakota electric rates; and

•	An increase in natural gas retail volumes due primarily to colder late summer weather in our Montana jurisdiction and customer growth.

These increases were partly offset by:

•	The elimination of the lost revenue adjustment mechanism decreasing the recovery of our fixed costs;

•
A decrease in electric retail volumes due primarily to colder late summer weather in Montana, along with lower industrial volumes of a large Montana customer; partly offset by customer growth and warmer summer weather in South Dakota;

•	Lower demand to transmit energy across our transmission lines due to market pricing and other conditions; and

•	A decrease in natural gas production margin due to lower overhead fees.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•	A decrease in revenues from the conveyance of the Kerr facility to the CSKT in September 2015 (offset by reduced operating expenses);

•	A decrease in revenues for production tax credits primarily associated with the Beethoven wind generation project, which is a reduction in our customers rates (offset by reduced income tax expense);

•	A decrease in natural gas production gathering fees (offset by reduced operating expenses); and

•	An increase in revenues for property taxes included in trackers (offset by increased property tax expense).

	Three Months Ended September 30,
	2016	2015	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$68.3	$79.3	$(11.0)	(13.9)%
Property and other taxes	40.7	35.7	5.0	14.0
Depreciation and depletion	39.8	35.7	4.1	11.5
	$148.8	$150.7	$(1.9)	(1.3)%

Consolidated operating, general and administrative expenses were $68.3 million for the three months ended September 30, 2016, as compared with $79.3 million for the three months ended September 30, 2015. Primary components of the change include the following:

Operating, General & Administrative Expenses
2016 vs. 2015
(in millions)
Hydro operations - Kerr conveyance	$(4.0)
Non-employee directors deferred compensation	(2.9)
Distribution System Infrastructure Project (DSIP) expenses	(1.7)
Employee benefits	(1.5)
Natural gas production gathering expense	(0.1)
Bad debt expense	1.0
Other	(1.8)
Decrease in Operating, General & Administrative Expenses	$(11.0)

The decrease in operating, general and administrative expenses is primarily due to the following:

•	A decrease in hydro operations costs in the current period is a result of the conveyance of Kerr to the CSKT in September 2015 (offset by reduced revenue discussed above);

•	The change in value of non-employee directors deferred compensation due to changes in our stock price (offset by changes in other income with no impact on net income);

•	Lower DSIP related expenses;

•	A decrease in employee benefit expense due to lower supplemental benefits costs; and

•	A decrease in natural gas production gathering expense (offset by lower gathering fees discussed above).

These decreases were partly offset by increased bad debt expense due to timing on the collection of receivables from customers. In addition, company-wide cost control measures were implemented in 2016 and are included in Other.

Property and other taxes were $40.7 million for the three months ended September 30, 2016, as compared with $35.7 million in the same period of 2015. This increase was primarily due to plant additions and higher estimated property valuations in Montana, offset in part by a $0.3 million decrease from the conveyance of Kerr to the CSKT in September 2015. We estimate property taxes throughout each year, and update based on valuation reports received from the Montana Department of Revenue. In the third quarter of 2016, we increased our annual property tax expense estimate by approximately $5.4 million based on an updated valuation report. We update to actual expense when we receive our Montana property tax bills in November, and do not expect the November 2016 bills to be significantly different from our current estimate. Under Montana law, we are allowed to track the increases in the actual level of state and local taxes and fees and recover these amounts. The MPSC has authorized recovery of approximately 60% of the estimated increase in our local taxes and fees (primarily property taxes) as compared to the related amount included in rates during our last general rate case.

Depreciation and depletion expense was $39.8 million for the three months ended September 30, 2016, as compared with $35.7 million in the same period of 2015. This increase was primarily due to plant additions, including approximately $1.4 million of depreciation associated with the Beethoven wind project acquisition.

Consolidated operating income for the three months ended September 30, 2016 was $56.1 million as compared with $48.5 million in the same period of 2015. This increase was primarily due to the increase in gross margin driven by the South Dakota rate increase as discussed above.

Consolidated interest expense for the three months ended September 30, 2016 was $21.0 million, as compared with $22.0 million in the same period of 2015. This decrease was primarily due to the debt refinancing transactions discussed above; partially offset by lower capitalization of allowance for funds used during construction (AFUDC) and increased debt outstanding associated with the September 2015 Beethoven wind project acquisition.

Consolidated other loss for the three months ended September 30, 2016, was $0.1 million as compared with income of $3.8 million in the same period of 2015. This decrease was primarily due to a $2.9 million decrease in the value of deferred shares held in trust for non-employee directors deferred compensation (which, as discussed above, is offset by a corresponding decrease to operating, general and administrative expenses) and lower capitalization of AFUDC.

Consolidated income tax benefit for the three months ended September 30, 2016 was $9.7 million, as compared with income tax expense of $6.4 million in the same period of 2015. Our effective tax rate for the three months ended September 30, 2016 was (27.6)% as compared with 21.2% for the same period of 2015. We currently expect our 2016 effective tax rate to range between (3)% - 1%.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended September 30,
	2016		2015
Income Before Income Taxes	$34.9		$30.2

Income tax calculated at 35% federal statutory rate	12.2	35.0%	10.6	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(0.6)	(1.8)	(0.9)	(2.8)
Flow-through repairs deductions	(19.0)	(54.4)	(2.8)	(9.2)
Production tax credits	(2.2)	(6.3)	(0.7)	(2.4)
Plant and depreciation of flow through items	(0.2)	(0.7)	(0.4)	(1.2)
Prior year permanent return to accrual adjustments	—	—	1.0	3.4
Other, net	0.1	0.6	(0.4)	(1.6)
	(21.9)	(62.6)	(4.2)	(13.8)

	$(9.7)	(27.6)%	$6.4	21.2%

We compute income tax expense for each quarter based on the estimated annual effective tax rate for the year, adjusted for certain discrete items. Our effective tax rate typically differs from the federal statutory tax rate of 35% primarily due to the regulatory impact of flowing through federal and state tax benefits of repairs deductions, state tax benefit of accelerated tax depreciation deductions (including bonus depreciation when applicable) and production tax credits. During the third quarter of 2016, we filed a tax accounting method change with the IRS related to costs to repair generation property, as discussed above in the overview. This resulted in an income tax benefit of approximately $15.5 million during the three months ended September 30, 2016, of which approximately $12.5 million is related to 2015 and prior tax years, and is reflected in the flow-through repairs deductions line above.

Consolidated net income for the three months ended September 30, 2016 was $44.6 million as compared with $23.8 million for the same period in 2015. This increase was primarily due to lower income taxes due to the adoption of a tax accounting method change and improved gross margin due to the South Dakota electric rate increase.

Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015

	Nine Months Ended September 30,
	2016	2015	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$756.4	$695.9	$60.5	8.7%
Natural Gas	170.3	193.4	(23.1)	(11.9)
Total Operating Revenues	$926.7	$889.3	$37.4	4.2%

	Nine Months Ended September 30,
	2016	2015	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$245.5	$196.0	$49.5	25.3%
Natural Gas	47.8	69.5	(21.7)	(31.2)
Total Cost of Sales	$293.3	$265.5	$27.8	10.5%

	Nine Months Ended September 30,
	2016	2015	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$510.9	$499.9	$11.0	2.2%
Natural Gas	122.5	123.9	(1.4)	(1.1)
Total Gross Margin	$633.4	$623.8	$9.6	1.5%

Primary components of the change in gross margin include the following:

Gross Margin 2016 vs. 2015
(in millions)
Gross Margin Items Impacting Net Income
South Dakota electric rate increase	$27.8
Lost revenue adjustment mechanism	8.8
Electric QF adjustment	6.1
Natural gas retail volumes	0.3
MPSC disallowance	(9.5)
Electric transmission	(2.3)
Natural gas production	(1.4)
Electric retail volumes	(1.1)
Other	(2.6)
Change in Gross Margin Impacting Net Income	26.1

Gross Margin Items Offset in Operating Expenses and Income Tax Expense
Hydro operations - Kerr conveyance	(16.0)
Production tax credits flowed-through trackers	(8.0)
Natural gas production gathering fees	(1.1)
Property taxes recovered in trackers	8.6
Change in Items Offset Within Net Income	(16.5)
Increase in Consolidated Gross Margin	$9.6

Consolidated gross margin for items impacting net income increased $26.1 million, which includes the following:

•	An increase in South Dakota electric rates;

•
The recognition of $14.2 million of deferred revenue as a result of a MPSC final order in our tracker filings, offset in part by the elimination of the lost revenue adjustment mechanism decreasing the recovery of our fixed costs by approximately $5.4 million;

•	The inclusion in our 2015 results of an increase in supply costs due to the adjustment of the QF liability based on a review of contract assumptions; and

•	An increase in our residential and commercial natural gas volumes due to colder late summer weather in our Montana jurisdiction and customer growth, partly offset by warmer winter and spring weather.

These increases were partly offset by:

•	The MPSC disallowance of previously incurred replacement power and modeling/planning costs as discussed above;

•	Lower demand to transmit energy across our transmission lines due to market pricing and other conditions;

•	A decrease in natural gas production margin due to a $0.7 million decrease in interim rates based on actual costs and a $0.7 million decrease in overhead fees; and

•
A decrease in electric retail volumes due primarily to warmer winter weather and colder late summer weather in our Montana jurisdiction, along with lower industrial volumes of a large Montana customer, partly offset by warmer spring and summer weather in our South Dakota jurisdiction and customer growth.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•	A decrease in revenues from the conveyance of the Kerr facility to the CSKT in September 2015 (offset by reduced operating expenses);

•	A decrease in revenues for production tax credits primarily associated with the Beethoven wind generation project, which is a reduction in our customers rates (offset by reduced income tax expense);

•	A decrease in natural gas production gathering fees (offset by reduced operating expenses); and

•	An increase in revenues for property taxes included in trackers (offset by increased property tax expense).

	Nine Months Ended September 30,
	2016	2015	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$220.7	$222.1	$(1.4)	(0.6)%
Property and other taxes	111.3	101.0	10.3	10.2
Depreciation and depletion	119.6	107.2	12.4	11.6
	$451.6	$430.3	$21.3	5.0%

Consolidated operating, general and administrative expenses were $220.7 million for the nine months ended September 30, 2016, as compared with $222.1 million for the nine months ended September 30, 2015. Primary components of the change include the following:

Operating, General & Administrative Expenses
2016 vs. 2015
(in millions)
Hydro operations - Kerr conveyance	$(15.2)
DSIP expenses	(3.3)
Employee benefits	(1.5)
Bad debt expense	(1.2)
Natural gas production gathering expense	(1.1)
Insurance recovery, net	20.8
Non-employee directors deferred compensation	1.8
Insurance reserves	0.9
Other	(2.6)
Decrease in Operating, General & Administrative Expenses	$(1.4)

The decrease in operating, general and administrative expenses is primarily due to the following:

•	A decrease in hydro operations costs in the current period as a result of the conveyance of Kerr to the CSKT in September 2015 (offset by reduced revenue discussed above);

•	Lower DSIP related expenses;

•	A decrease in employee benefits expense due to lower supplemental benefits costs;

•	Lower bad debt expense, due to improved collection of receivables from customers; and

•	A decrease in natural gas production gathering expense (offset by lower gathering fees discussed above).

These decreases were offset in part by:

•	The inclusion in our second quarter 2015 results of an insurance recovery, primarily associated with electric generation related environmental remediation costs incurred in prior periods;

•	The change in value of non-employee directors deferred compensation due to changes in our stock price (offset by changes in other income with no impact on net income); and

•	An increase in insurance reserves primarily due to the Billings, Montana refinery outage discussed in Note 13 to the Financial Statements.

In addition, cost control measures implemented in 2016 are included in Other.

Property and other taxes were $111.3 million for the nine months ended September 30, 2016, as compared with $101.0 million in the same period of 2015. This increase was primarily due to plant additions and higher estimated property valuations in Montana, offset in part by a $0.8 million decrease from the conveyance of Kerr to the CSKT in September 2015.

Depreciation and depletion expense was $119.6 million for the nine months ended September 30, 2016, as compared with $107.2 million in the same period of 2015. This increase was primarily due to plant additions, including approximately $4.2 million of depreciation associated with the September 2015 Beethoven wind project acquisition.

Consolidated operating income for the nine months ended September 30, 2016 was $181.8 million, as compared with $193.5 million in the same period of 2015. This decrease was primarily due to the $20.8 million insurance recovery in 2015, partly offset by higher gross margin as discussed above.

Consolidated interest expense for the nine months ended September 30, 2016 was $72.0 million, as compared with $68.1 million in the same period of 2015. This increase was primarily due to $2.9 million of interest associated with the MPSC disallowance as discussed above, lower capitalization of allowance for funds used during construction (AFUDC), and increased debt outstanding associated with the Beethoven wind project acquisition, partly offset by the debt refinancing transactions discussed above.

Consolidated other income for the nine months ended September 30, 2016, was $4.2 million, as compared with $5.4 million in the same period of 2015. This decrease was primarily due to lower capitalization of AFUDC, partly offset by a $1.8 million increase in the value of deferred shares held in trust for non-employee directors deferred compensation (which, as discussed above, is offset by a corresponding increase to operating, general and administrative expenses).

Consolidated income tax benefit for the nine months ended September 30, 2016 was $4.2 million, as compared with a income tax expense of $24.6 million in the same period of 2015. Our effective tax rate for the nine months ended September 30, 2016 was (3.7)% as compared with 18.8% for the same period of 2015. The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Nine Months Ended September 30,
	2016		2015
Income Before Income Taxes	$114.0		$130.8

Income tax calculated at 35% federal statutory rate	39.9	35.0%	45.8	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(2.7)	(2.4)	(0.3)	(0.3)
Flow-through repairs deductions	(32.7)	(28.6)	(17.2)	(13.2)
Production tax credits	(7.3)	(6.4)	(2.6)	(2.0)
Plant and depreciation of flow through items	(1.4)	(1.3)	(1.0)	(0.8)
Prior year permanent return to accrual adjustments	(0.1)	(0.1)	1.0	0.8
Other, net	0.1	0.1	(1.1)	(0.7)
	(44.1)	(38.7)	(21.2)	(16.2)

	$(4.2)	(3.7)%	$24.6	18.8%

The 2016 benefit reflects the adoption of a tax accounting method change during the third quarter of 2016 related to costs to repair generation property, as discussed above.

Consolidated net income for the nine months ended September 30, 2016 was $118.2 million as compared with $106.2 million for the same period in 2015. This increase was primarily due to lower income taxes as discussed above, and improved gross margin, partly offset by the inclusion in our 2015 results of a $20.8 million insurance recovery and higher interest expense.

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

Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015

	Results
	2016	2015	Change	% Change
	(dollars in millions)
Retail revenues	$219.3	$208.2	$11.1	5.3%
Regulatory amortization	2.3	12.5	(10.2)	(81.6)
Total retail revenues	221.6	220.7	0.9	0.4
Transmission	13.4	13.8	(0.4)	(2.9)
Ancillary services	0.4	0.4	—	—
Wholesale and other	31.2	3.6	27.6	766.7
Total Revenues	266.6	238.5	28.1	11.8
Total Cost of Sales	89.7	66.2	23.5	35.5
Gross Margin	$176.9	$172.3	$4.6	2.7%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2016	2015	2016	2015	2016	2015
	(in thousands)
Montana	$67,346	$65,296	559	559	291,628	287,708
South Dakota	16,426	13,376	151	142	50,044	49,811
Residential	83,772	78,672	710	701	341,672	337,519
Montana	88,932	86,942	813	827	65,702	64,873
South Dakota	24,254	20,679	268	259	12,665	12,571
Commercial	113,186	107,621	1,081	1,086	78,367	77,444
Industrial	9,937	10,420	555	558	75	75
Other	12,377	11,455	97	91	8,010	7,952
Total Retail Electric	$219,272	$208,168	2,443	2,436	428,124	422,990

	Cooling Degree Days			2016 as compared with:
	2016	2015	Historic Average	2015	Historic Average
Montana	241	275	273	12% colder	12% colder
South Dakota	739	650	634	14% warmer	17% warmer

	Heating Degree Days			2016 as compared with:
	2016	2015	Historic Average	2015	Historic Average
Montana	413	340	336	21% colder	23% colder
South Dakota	42	73	83	42% warmer	49% warmer

The following summarizes the components of the changes in electric gross margin for the three months ended September 30, 2016 and 2015:

Gross Margin 2016 vs. 2015
(in millions)
Gross Margin Items Impacting Net Income
South Dakota rate increase	$9.2
Lost revenue adjustment mechanism	(1.8)
Retail volumes	(0.4)
Transmission	(0.4)
Other	0.5
Change in Gross Margin Impacting Net Income	7.1

Gross Margin Items Offset in Operating Expenses and Income Tax Expense
Hydro operations - Kerr conveyance	(4.3)
Production tax credits flowed-through trackers	(2.1)
Property taxes recovered in trackers	3.9
Change in Items Offset Within Net Income	(2.5)
Increase in Consolidated Gross Margin	$4.6

Gross margin for items impacting net income increased $7.1 million including the following:

•	An increase in South Dakota electric rates; partly offset by

•	The elimination of the lost revenue adjustment mechanism decreasing the recovery of our fixed costs;

•
A decrease in electric retail volumes due primarily to colder late summer weather in Montana, along with lower industrial volumes of a large Montana customer; partly offset by customer growth and warmer summer weather in South Dakota; and

•	Lower demand to transmit energy across our transmission lines due to market pricing and other conditions.

The change in gross margin also includes the following items that had no impact on net income:

•	A decrease in revenues from the conveyance of the Kerr facility to the CSKT in September 2015 (offset by reduced operating expenses);

•
A decrease in revenues for production tax credits primarily associated with the Beethoven wind generation project, which is a reduction in our customers rates (offset by reduced income tax expense); and

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

Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015

	Results
	2016	2015	Change	% Change
	(dollars in millions)
Retail revenues	$630.0	$621.9	$8.1	1.3%
Regulatory amortization	15.1	23.1	(8.0)	(34.6)
Total retail revenues	645.1	645.0	0.1	—
Transmission	38.8	41.1	(2.3)	(5.6)
Ancillary services	1.2	1.2	—	—
Wholesale and other	71.3	8.6	62.7	729.1
Total Revenues	756.4	695.9	60.5	8.7
Total Cost of Sales	245.5	196.0	49.5	25.3
Gross Margin	$510.9	$499.9	$11.0	2.2%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2016	2015	2016	2015	2016	2015
	(in thousands)
Montana	$207,080	$206,284	1,748	1,732	290,807	286,854
South Dakota	44,305	38,031	433	434	49,967	49,774
Residential	251,385	244,315	2,181	2,166	340,774	336,628
Montana	257,566	262,367	2,381	2,401	65,467	64,594
South Dakota	65,454	56,552	749	739	12,591	12,467
Commercial	323,020	318,919	3,130	3,140	78,058	77,061
Industrial	29,626	33,412	1,628	1,697	74	75
Other	25,993	25,250	170	167	6,300	6,252
Total Retail Electric	$630,024	$621,896	7,109	7,170	425,206	420,016

	Cooling Degree Days			2016 as compared with:
	2016	2015	Historic Average	2015	Historic Average
Montana	313	382	316	18% colder	1% colder
South Dakota	837	719	696	16% warmer	20% warmer

	Heating Degree Days			2016 as compared with:
	2016	2015	Historic Average	2015	Historic Average
Montana	4,411	4,328	4,906	2% colder	10% warmer
South Dakota	4,962	5,342	5,631	7% warmer	12% warmer

The following summarizes the components of the changes in electric gross margin for the nine months ended September 30, 2016 and 2015:

Gross Margin 2016 vs. 2015
(in millions)
Gross Margin Items Impacting Net Income
South Dakota rate increase	$27.8
Lost revenue adjustment mechanism	8.2
QF adjustment	6.1
MPSC disallowance	(9.5)
Transmission	(2.3)
Retail volumes	(1.1)
Other	(1.4)
Change in Gross Margin Impacting Net Income	27.8

Gross Margin Items Offset in Operating Expenses and Income Tax Expense
Hydro operations - Kerr conveyance	(16.0)
Production tax credits flowed-through trackers	(8.0)
Property taxes recovered in trackers	7.2
Change in Items Offset Within Net Income	(16.8)
Increase in Consolidated Gross Margin	$11.0

Gross margin for items impacting net income increased $27.8 million including the following:

•	An increase in South Dakota electric rates;

•
The recognition of $13.4 million of deferred revenue as a result of a MPSC final order in our tracker filings, offset in part by the elimination of the lost revenue adjustment mechanism decreasing the recovery of our fixed costs; and

•	The inclusion in our 2015 results of an increase in supply costs due to the adjustment of the QF liability based on a review of contract assumptions.

These increases were partly offset by;

•	The MPSC disallowance of previously incurred costs as discussed above;

•	Lower demand to transmit energy across our transmission lines due to market pricing and other conditions; and

•
A decrease in electric retail volumes due primarily to warmer winter weather and colder late summer weather in our Montana jurisdiction, along with lower industrial volumes of a large Montana customer, partly offset by warmer spring and summer weather in our South Dakota jurisdiction and customer growth.

The change in gross margin also includes the following items that had no impact on net income:

•	A decrease in revenues from the conveyance of the Kerr facility to the CSKT in September 2015 (offset by reduced operating expenses);

•	A decrease in revenues for production tax credits associated with the Beethoven wind generation project, which is a reduction in our customers rates (offset by reduced income tax expense); and

•	An increase in revenues for property taxes included in trackers (offset by increased property tax expense).

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

•	Wholesale: Primarily represents transportation and storage for others.

Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015

	Results
	2016	2015	Change	% Change
	(dollars in millions)
Retail revenues	$21.1	$20.7	$0.4	1.9%
Regulatory amortization	3.6	4.0	(0.4)	(10.0)
Total retail revenues	24.7	24.7	—	—
Wholesale and other	9.7	9.5	0.2	2.1
Total Revenues	34.4	34.2	0.2	0.6
Total Cost of Sales	6.5	7.4	(0.9)	(12.2)
Gross Margin	$27.9	$26.8	$1.1	4.1%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2016	2015	2016	2015	2016	2015
	(in thousands)
Montana	$9,607	$9,227	901	832	167,909	165,829
South Dakota	1,699	1,770	108	113	38,907	38,523
Nebraska	1,796	1,886	145	148	36,888	36,662
Residential	13,102	12,883	1,154	1,093	243,704	241,014
Montana	5,691	5,219	623	579	23,108	22,810
South Dakota	1,248	1,397	213	228	6,401	6,225
Nebraska	904	1,026	174	174	4,688	4,599
Commercial	7,843	7,642	1,010	981	34,197	33,634
Industrial	109	130	13	17	257	262
Other	87	66	11	9	157	153
Total Retail Gas	$21,141	$20,721	2,188	2,100	278,315	275,063

	Heating Degree Days			2016 as compared with:
	2016	2015	Historic Average	2015	Historic Average
Montana	413	340	336	21% colder	23% colder
South Dakota	42	73	83	42% warmer	49% warmer
Nebraska	22	27	43	19% warmer	49% warmer

The following summarizes the components of the changes in natural gas gross margin for the three months ended September 30, 2016 and 2015:

Gross Margin 2016 vs. 2015
(in millions)
Gross Margin Items Impacting Net Income
Retail volumes	$1.4
Production	(0.2)
Other	(0.8)
Change in Gross Margin Impacting Net Income	0.4

Gross Margin Items Offset in Operating Expenses
Property taxes recovered in trackers	0.8
Production gathering fees	(0.1)
Change in Items Offset Within Net Income	0.7
Increase in Consolidated Gross Margin	$1.1

Gross margin for items impacting net income increased $0.4 million including the following:

•	An increase in retail volumes due primarily to colder late summer weather in our Montana jurisdiction and customer growth; partly offset by

•	A decrease in production margin due to lower overhead fees.

The change in gross margin also includes the following items that had no impact on net income:

•	An increase in revenues for property taxes included in trackers (offset by increased property tax expense); and

•	A decrease in production gathering fees (offset by reduced operating expenses).

Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015

	Results
	2016	2015	Change	% Change
	(dollars in millions)
Retail revenues	$138.1	$159.3	$(21.2)	(13.3)%
Regulatory amortization	3.1	3.4	(0.3)	(8.8)
Total retail revenues	141.2	162.7	(21.5)	(13.2)
Wholesale and other	29.1	30.7	(1.6)	(5.2)
Total Revenues	170.3	193.4	(23.1)	(11.9)
Total Cost of Sales	47.8	69.5	(21.7)	(31.2)
Gross Margin	$122.5	$123.9	$(1.4)	(1.1)%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2016	2015	2016	2015	2016	2015
	(in thousands)
Montana	$60,160	$64,724	7,622	7,420	167,901	165,801
South Dakota	15,827	19,944	1,982	2,151	39,115	38,770
Nebraska	13,040	16,964	1,703	1,851	37,077	36,894
Residential	89,027	101,632	11,307	11,422	244,093	241,465
Montana	30,673	33,140	4,070	4,003	23,190	22,924
South Dakota	10,200	13,529	1,984	2,096	6,428	6,268
Nebraska	6,850	9,564	1,310	1,414	4,714	4,639
Commercial	47,723	56,233	7,364	7,513	34,332	33,831
Industrial	698	855	98	109	260	263
Other	662	621	103	89	157	152
Total Retail Gas	$138,110	$159,341	18,872	19,133	278,842	275,711

	Heating Degree Days			2016 as compared with:
	2016	2015	Historic Average	2015	Historic Average
Montana	4,411	4,328	4,906	2% colder	10% warmer
South Dakota	4,962	5,342	5,631	7% warmer	12% warmer
Nebraska	4,011	4,382	4,630	8% warmer	13% warmer

The following summarizes the components of the changes in natural gas gross margin for the nine months ended September 30, 2016 and 2015:

Gross Margin 2016 vs. 2015
(in millions)
Gross Margin Items Impacting Net Income
Production	$(1.4)
Lost revenue adjustment mechanism	0.6
Retail volumes	0.3
Other	(1.2)
Change in Gross Margin Impacting Net Income	(1.7)

Gross Margin Items Offset in Operating Expenses
Property taxes recovered in trackers	1.4
Production gathering fees	(1.1)
Change in Items Offset Within Net Income	0.3
Decrease in Consolidated Gross Margin	$(1.4)

Gross margin for items impacting net income decreased $1.7 million including the following:

•	A decrease in production margin due to a $0.7 million decrease in interim rates based on actual costs and a $0.7 million decrease in overhead fees; partly offset by

•
The recognition of deferred revenue as a result of a MPSC final order in our tracker filings, which was offset in part by the elimination of the lost revenue adjustment mechanism decreasing the recovery of our fixed costs; and

•	An increase in residential and commercial retail volumes due to colder late summer weather in our Montana jurisdiction and customer growth, partly offset by warmer winter and spring weather.

The change in gross margin also includes the following items that had no impact on net income:

•	An increase in revenues for property taxes included in trackers (offset by increased property tax expense); and

•	A decrease in production gathering fees (offset by reduced operating expenses).

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

We issue debt securities to refinance retiring maturities, reduce short-term debt, fund construction programs and for other general corporate purposes. To fund our strategic growth opportunities we utilize available cash flow, debt capacity and equity issuances that allow us to maintain investment grade ratings. We expect to maintain a 50 - 55 percent debt to total capital ratio excluding capital leases, and continue targeting a long-term dividend payout ratio of 60 - 70 percent of earnings per share; however, there can be no assurance that we will be able to meet these targets.

Short-term liquidity is provided by internal cash flows, the sale of commercial paper and use of our revolving credit facility. We utilize our short-term borrowings and/or revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. Short-term borrowings may also be used to temporarily fund utility capital requirements. As of September 30, 2016, our total net liquidity was approximately $132.8 million, including $5.1 million of cash and $127.7 million of revolving credit facility availability. Revolving credit facility availability was $136.2 million as of October 14, 2016.

During the second quarter of 2016, we issued $60 million of South Dakota First Mortgage Bonds. Proceeds were used to redeem $55 million of First Mortgage Bonds due in 2018. During the third quarter of 2016, the City of Forsyth, Montana, issued on our behalf $144.7 million aggregate principal amount of Pollution Control Revenue Refunding Bonds at a fixed interest rate of 2.00% maturing in 2023. Proceeds from the issuance and available funds were used to redeem the City of Forsyth's 4.65%, $170.2 million Pollution Control Revenue Bonds due 2023. Also during the third quarter of 2016, we issued $45.0 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 2.66% maturing in 2026. Proceeds from this issuance were used for general corporate purposes.

The following table presents additional information about short term borrowings during the three months ended September 30, 2016 (in millions):

Amount outstanding at period end	$222.3
Daily average amount outstanding	$257.3
Maximum amount outstanding	$284.7

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

As of September 30, 2016, we are under collected on our supply trackers by approximately $5.1 million, as compared with an under collection of $29.4 million as of December 31, 2015, and $15.0 million as of September 30, 2015.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, and impact our trade credit availability. Fitch Ratings (Fitch), Moody’s Investors Service (Moody's) and Standard and Poor’s Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of October 14, 2016, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A	A-	F2	Stable
Moody’s	A1	A3	Prime-2	Negative
S&P	A-	BBB	A-2	Stable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income	$118.2	$106.2
Non-cash adjustments to net income	117.1	132.2
Changes in working capital	28.9	65.1
Other noncurrent assets and liabilities	(6.2)	0.9
Cash Provided by Operating Activities	258.0	304.4

Investing Activities
Property, plant and equipment additions	(204.0)	(203.3)
Acquisitions	—	(143.3)
Proceeds from sale of assets	1.4	30.2
Change in restricted cash	—	11.7
Cash Used in Investing Activities	(202.6)	(304.7)

Financing Activities
Issuances of long-term debt, net	24.5	120.0
Repayments of short-term borrowings, net	(7.6)	(49.9)
Dividends on common stock	(71.8)	(67.1)
Financing costs	(6.6)	(12.1)
Other	(0.8)	(0.9)
Cash Used in Financing Activities	(62.3)	(10.0)

Decrease in Cash and Cash Equivalents	$(6.9)	$(10.3)
Cash and Cash Equivalents, beginning of period	$12.0	$20.4
Cash and Cash Equivalents, end of period	$5.1	$10.1

Cash Provided by Operating Activities

As of September 30, 2016, cash and cash equivalents were $5.1 million as compared with $12.0 million at December 31, 2015 and $10.1 million at September 30, 2015. Cash provided by operating activities totaled $258.0 million for the nine months ended September 30, 2016 as compared with $304.4 million during the nine months ended September 30, 2015. This decrease in operating cash flows is primarily due to refunds associated with the DGGS FERC ruling and the South Dakota electric rate case of approximately $30.8 million and $7.2 million, respectively, to customers during the first nine months of 2016, offset in part by improved collections from customers during the prior period.

Cash Used in Investing Activities

Cash used in investing activities decreased by approximately $102.0 million as compared with the first nine months of 2015. Plant additions during 2016 include maintenance additions of approximately $109.4 million, capacity related capital expenditures of approximately $56.2 million, and infrastructure capital expenditures of approximately $38.4 million. During September 2015, we completed the purchase of the 80 MW Beethoven wind project in South Dakota for approximately $143 million. Plant additions during the first nine months of 2015 included maintenance additions of approximately $139.7 million, supply related capital expenditures of approximately $23.5 million, primarily related to electric generation facilities in South Dakota, and infrastructure capital expenditures of approximately $40.1 million. Partially offsetting the impact of these expenditures was the receipt of $30 million for the sale of the Kerr Project.

Cash Used in Financing Activities

Cash used in financing activities totaled $62.3 million during the nine months ended September 30, 2016 as compared with $10.0 million during the nine months ended September 30, 2015. During the nine months ended September 30, 2016, net cash used in financing activities includes the payment of dividends of $71.8 million, the payment of financing costs of $6.6 million, and net repayments of commercial paper of $7.6 million, partially offset by net proceeds from the issuance of debt of $24.5 million. During the nine months ended September 30, 2015, net cash used in financing activities consisted of net repayments of commercial paper of $49.9 million, the payment of dividends of $67.1 million, and the payment of financing costs of $12.1 million, offset in part by net proceeds from the issuance of debt of $120.0 million.

Financing Transactions - In June 2016, we issued $60 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 2.80% maturing in 2026. Proceeds were used to redeem our 6.05%, $55 million South Dakota First Mortgage Bonds due 2018. In addition, in September 2016, we issued $45.0 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 2.66% maturing in 2026. Proceeds from this issuance were used for general corporate purposes. These bonds are secured by our electric and natural gas assets in South Dakota, Nebraska, North Dakota, and Iowa and were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended.

In August 2016, the City of Forsyth, Montana, issued on our behalf $144.7 million aggregate principal amount of Pollution Control Revenue Refunding Bonds at a fixed interest rate of 2.00% maturing in 2023. Proceeds from the issuance were loaned to us, and with available funds were used to redeem the City of Forsyth's 4.65%, $170.2 million Pollution Control Revenue Bonds due 2023. Our obligations to repay the loan are secured by the issuance of a series of our First Mortgage Bonds, which, in turn, are secured by our electric and natural gas assets in Montana and were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of September 30, 2016. See our Annual Report on Form 10-K for the year ended December 31, 2015 for additional discussion.

	Total	2016	2017	2018	2019	2020	Thereafter
	(in thousands)
Long-term debt	$1,794,519	$—	$—	$—	$250,000	$—	$1,544,519
Capital leases	26,801	476	1,979	2,133	2,298	2,476	17,439
Short-term borrowings	222,311	222,311	—	—	—	—	—
Estimated pension and other postretirement obligations (1)	55,075	906	13,661	13,554	13,489	13,465	N/A
Qualifying facilities liability (2)	900,421	18,393	74,607	76,703	78,836	80,984	570,898
Supply and capacity contracts (3)	1,734,039	61,300	199,378	150,808	146,993	112,364	1,063,196
Contractual interest payments on debt (4)	1,381,518	23,276	80,027	79,850	69,976	62,051	1,066,338
Environmental remediation obligations (1)	6,528	928	1,650	1,650	1,500	800	N/A
Total Commitments (5)	$6,121,212	$327,590	$371,302	$324,698	$563,092	$272,140	$4,262,390
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

(3)	We have entered into various purchase commitments, largely purchased power, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 26 years.

(4)	For our variable rate short-term borrowings outstanding, we have assumed an average interest rate of 0.96% through maturity.

(5)	Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

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

As of September 30, 2016, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015. The policies disclosed included the accounting for the following: goodwill and long-lived assets, qualifying facilities liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%. To more cost effectively meet short-term cash requirements, we issue commercial paper supported by our revolving credit facility. Since commercial paper terms are short-term, we are subject to interest rate risk. As of September 30, 2016, we had approximately $222.3 million of commercial paper outstanding and no borrowings on our revolving credit facility. A 1% increase in interest rates would increase our annual interest expense by approximately $2.2 million.

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

We appealed the October 2013 decision regarding DGGS outage costs to the Montana District Court, which, in August 2015, upheld the MPSC’s decision. In October 2015, we appealed the District Court’s decision to the Montana Supreme Court, which, in September 2016, upheld the District Court's decision.

In June 2016, we filed an appeal of the 2015 Tracker decision regarding the disallowance of portfolio modeling costs in Montana District Court (Lewis & Clark County). Also, in September 2016, we appealed the MPSC’s decisions in the Consolidated Docket regarding the disallowance of Colstrip Unit 4 replacement power costs and the modeling/planning costs, arguing that these decisions were arbitrary and capricious, and violated Montana law. We brought this action in Montana District Court, as well (Yellowstone County). While the courts are not obligated to rule on these appeals within a certain period of time, based on our experience, we believe we are likely to receive orders from the courts in these matters within 9-20 months of filing.

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

In addition, the MPSC Order approving the purchase of hydro assets in Montana provided that customers would have no financial risk related to our temporary ownership of the Kerr facility, with a compliance filing required upon completion of the transfer to the Confederated Salish and Kootenai Tribes of the Flathead Reservation (CSKT). We sold any excess system generation, which was primarily due to our temporary ownership of Kerr, in the market and provided revenue credits to our Montana retail customers until the transfer to the CSKT. The cost of our temporary ownership was not included in rate base, and the benefits were provided to customers. In December 2015, we submitted the required hydro compliance filing to remove Kerr from cost of service, adjust for actual revenue credits and increase property taxes to actual amounts. In January 2016, the MPSC approved an interim adjustment to our hydro generation rate based on the compliance filing, and opened a separate contested docket requesting additional detail on the adjustment to rates due to the conveyance of Kerr. A hearing was held in September 2016, and we expect a final order during the fourth quarter of 2016.

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

In May 2016, we received an order from the FERC denying a May 2014 request for rehearing and requiring us to make refunds. The request for rehearing challenged a September 2012 FERC Administrative Law Judge's (ALJ) initial decision regarding cost allocation at DGGS between retail and wholesale customers. This decision concluded that only a portion of these costs should be allocated to FERC jurisdictional customers. We had deferred cumulative revenue of approximately $27.3 million, consistent with the ALJ's initial decision, which was refunded to wholesale and choice customers in June 2016 in accordance with the FERC order. In June 2016, we filed a petition for review with the U.S. Circuit Court of Appeals for the District of Columbia Circuit. A briefing schedule has been established, with final briefs due by the end of the first quarter of 2017. We do not expect a decision in this matter until the second half of 2017, at the earliest. The FERC order was assessed as a triggering event as to whether an impairment charge should be recorded with respect to DGGS. We are evaluating options to use DGGS in combination with other generation resources, including our hydro facilities, to minimize portfolio costs, which may facilitate cost recovery. The cost recovery of any alternative use of DGGS would be subject to regulatory approval and we cannot provide assurance of such approval. If we are not able to obtain cost recovery of DGGS we may be required to record an impairment charge, which could have a material adverse effect on our operating results.

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

In April 2016, the U.S. Senate passed the Securing America’s Future Energy: Protecting our Infrastructure of Pipelines and Enhancing Safety Act (SAFE PIPES Act), which would reauthorize appropriations for the Department of Transportation's Pipeline and Hazardous Materials Safety Administration (PHMSA) safety programs through 2019. The bill prioritizes PHMSA's completion of outstanding regulations. In addition, PHMSA proposed revisions to safety standards for natural gas transmission and gathering pipelines. The long-anticipated proposal could impose significant regulatory requirements for additional miles of natural gas pipeline, including pipelines constructed prior to 1970 which were previously exempt from PHMSA regulations related to pressure testing. It would also create a new "Moderate Consequence Area" category to expand safety protocols to pipelines in moderately populated areas. The rule also would codify the Integrity Verification Process (IVP) which is a process that will require companies to have reliable, traceable, verifiable, and complete records for pipelines in certain areas. The rule would establish a deadline for IVP completion that we will be required to meet. Costs incurred to comply with the proposed regulations may be material.

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

The CPP reduction of 47.4 percent in carbon dioxide emissions in Montana by 2030 is the greatest reduction target among the lower 48 states, according to a nationwide analysis. Our Montana generation portfolio emits less carbon on average than the EPA's 2030 target due to investments we made prior to 2013 in carbon-free generation resources. However, under the CPP, investments made in renewable energy prior to 2012 are not counted for compliance with the CPP's requirements. We asked the

BBER to study the potential impacts of the CPP across Montana. The BBER study looked at the implications of closing all four of the generating units that comprise the Colstrip facility in southeast Montana as a scenario for complying with the federal rule. The study's conclusions describe the likely loss of jobs and population, the decline in the local and state tax base, the impact on businesses statewide, and the closure's impact on electric reliability and affordability. The electricity produced at Colstrip Unit 4 represents approximately 25 percent of our customer needs. Closing all four Colstrip units would lead to higher utility rates in order to replace the base-load generation that currently is provided by Colstrip. Closing all four Colstrip units would also create significant issues with the transmission grid that serves Montana, and we would lose transmission revenues that are credited to and lower electric customer bills.

In addition to the potential impact of CPP to Colstrip Unit 4, we have joint ownership in generation plants located in South Dakota, North Dakota, Iowa and Montana that are or may become subject to the CPP and the various regulations discussed above that have been issued or proposed. States were required to submit initial plans for achieving GHG emission standards to EPA by September 2016, and could seek additional time to finalize State plans by September 2018. Due to the stay of the rule, discussed below, South Dakota and Montana have not submitted implementation plans. The state plans will determine whether we will have to meet rate-based or mass-based requirements and, if the state adopts a mass-based plan, the number of vintages of allowances that will be allocated to our facilities. Until the plans are submitted, or a federal plan is imposed, we cannot predict the impact of the CPP on us.

On October 23, 2015, the same date the CPP was published in the Federal Register, we along with other utilities, trade groups, coal producers, and labor and business organizations, filed Petitions for Review of the CPP with the United States Court of Appeals for the District of Columbia Circuit. Accompanying these Petitions for Review were Motions to Stay the implementation of the CPP. On January 21, 2016, the U.S. Court of Appeals for the District of Columbia denied the requests for stay but ordered expedited briefing on the merits. On January 26, 2016, 29 states and state agencies asked the U.S. Supreme Court to issue an immediate stay of the CPP. On January 27, 2016, 60 utilities and allied petitioners also requested the U.S. Supreme Court to immediately stay the CPP, and we were among the utilities seeking a stay. On February 9, 2016, the U.S. Supreme Court entered an order staying the CPP. The stay of the CPP will remain in place until the U.S. Supreme Court either denies a petition for certiorari following the U.S. Court of Appeals’ decision on the substantive challenges to the CPP, if one is submitted, or until the U.S. Supreme Court enters judgment following grant of a petition for certiorari. On May 16, 2016, the U.S. Court of Appeals for the District of Columbia entered an order declaring the challenge to the CPP would be reviewed en banc, and on September 27, 2016, the Court held oral argument in the matter. An initial ruling on the challenge is not expected until early 2017, and the U.S. Supreme Court decision on challenges to the CPP is not anticipated until mid-2017, if not early 2018.

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

Acquisitions include a number of risks, including but not limited to, regulatory approval, additional costs, the assumption of material liabilities, the diversion of management’s attention from daily operations to the integration of the acquisition, difficulties in assimilation and retention of employees, and securing adequate capital to support the transaction. The regulatory process in which rates are determined may not result in rates that produce full recovery of our investments, or a reasonable rate of return. Uncertainties also exist in assessing the value, risks, profitability, and liabilities associated with certain businesses or assets and there is a possibility that anticipated operating and financial synergies expected to result from an acquisition do not develop. The failure to successfully integrate future acquisitions that we may choose to undertake could have an adverse effect on our financial condition and results of operations.

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

The six owners of Colstrip currently share the operating costs pursuant to the terms of an operating agreement among the owners of Units 3 and 4 and a common facilities agreement among the owners of all four units. As discussed above, the proposed consent decree relating to the Colstrip litigation call for Units 1 and 2 to be shut down by July 2022. When Units 1 and 2 discontinue operation, we anticipate incurring incremental operating costs with respect to our interest in Unit 4. In addition, in May 2016, Talen provided a two-year notice of its intent to resign as the operator of Colstrip. We and the other owners are working to select a new operator, which we expect will increase operating costs. At this time we do not anticipate these increases will be material to our results of operations and cash flows. However, the ultimate shutdown of Talen's share of Colstrip Units 1 and 2 will have a negative impact on our transmission revenue due to less energy available to transmit across our transmission lines.

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

ITEM 6.                      EXHIBITS

(a) Exhibits

Exhibit 4.1— Indenture, dated as of August 1, 2016, between City of Forsyth, Rosebud County, Montana and U.S. Bank National Association, as trustee agent (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).

Exhibit 4.2— Loan Agreement, dated as of August 1, 2016, between NorthWestern Corporation and the City of Forsyth, Montana, related to the issuance of City of Forsyth Pollution Control Revenue Bonds Series 2016 (incorporated by reference to Exhibit 4.2 of the Company's Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).

Exhibit 4.3— Bond Delivery Agreement, dated as of August 1, 2016, between NorthWestern Corporation and U.S. Bank National Association, as trustee agent (incorporated by reference to Exhibit 4.3 of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).

Exhibit 4.4— Thirty-sixth Supplemental Indenture, dated as of August 1, 2016, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.4 of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).

Exhibit 4.5— Fifteenth Supplemental Indenture, dated as of September 1, 2016, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated October 6, 2016, Commission File No. 1-10499).

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

NorthWestern Corporation
Date:	October 20, 2016	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
4.1
Indenture, dated as of August 1, 2016, between City of Forsyth, Rosebud County, Montana and U.S. Bank National Association, as trustee agent (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).

4.2
Loan Agreement, dated as of August 1, 2016, between NorthWestern Corporation and the City of Forsyth, Montana, related to the issuance of City of Forsyth Pollution Control Revenue Bonds Series 2016 (incorporated by reference to Exhibit 4.2 of the Company's Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).

4.3
Bond Delivery Agreement, dated as of August 1, 2016, between NorthWestern Corporation and U.S. Bank National Association, as trustee agent (incorporated by reference to Exhibit 4.3 of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).

4.4
Thirty-sixth Supplemental Indenture, dated as of August 1, 2016, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.4 of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).

4.5
Fifteenth Supplemental Indenture, dated as of September 1, 2016, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated October 6, 2016, Commission File No. 1-10499).

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