Form 10-Q
period 2017-03-31
NORTHWESTERN CORP
filed 2017-04-27
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, Par Value $0.01
48,445,078 shares outstanding at April 21, 2017

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues
Electric	$266,239	$241,342
Gas	101,073	91,197
Total Revenues	367,312	332,539
Operating Expenses
Cost of sales	119,817	115,434
Operating, general and administrative	80,962	79,861
Property and other taxes	39,928	35,421
Depreciation and depletion	41,461	39,890
Total Operating Expenses	282,168	270,606
Operating Income	85,144	61,933
Interest Expense, net	(23,400)	(24,509)
Other Income	1,500	3,102
Income Before Income Taxes	63,244	40,526
Income Tax Expense	(6,677)	(659)
Net Income	$56,567	$39,867

Average Common Shares Outstanding	48,386	48,242
Basic Earnings per Average Common Share	$1.17	$0.83
Diluted Earnings per Average Common Share	$1.17	$0.82
Dividends Declared per Common Share	$0.525	$0.50

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Net Income	$56,567	$39,867
Other comprehensive income (loss), net of tax:
Foreign currency translation	51	(118)
Reclassification of net losses on derivative instruments	93	37
Total Other Comprehensive Income (Loss)	144	(81)
Comprehensive Income	$56,711	$39,786

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$12,433	$5,079
Restricted cash	4,852	4,426
Accounts receivable, net	142,552	159,556
Inventories	42,277	49,206
Regulatory assets	33,037	50,041
Other	9,501	11,887
Total current assets	244,652	280,195
Property, plant, and equipment, net	4,223,690	4,214,892
Goodwill	357,586	357,586
Regulatory assets	628,455	602,943
Other noncurrent assets	45,918	43,705
Total Assets	$5,500,301	$5,499,321
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$2,016	$1,979
Short-term borrowings	228,901	300,811
Accounts payable	56,446	79,311
Accrued expenses	238,676	205,370
Regulatory liabilities	19,031	26,361
Total current liabilities	545,070	613,832
Long-term capital leases	23,833	24,346
Long-term debt	1,793,636	1,793,338
Deferred income taxes	604,018	575,582
Noncurrent regulatory liabilities	401,131	396,225
Other noncurrent liabilities	423,410	419,771
Total Liabilities	3,791,098	3,823,094
Commitments and Contingencies (Note 12)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 52,085,415 and 48,444,284 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	521	520
Treasury stock at cost	(97,240)	(95,769)
Paid-in capital	1,387,200	1,384,271
Retained earnings	428,292	396,919
Accumulated other comprehensive loss	(9,570)	(9,714)
Total Shareholders' Equity	1,709,203	1,676,227
Total Liabilities and Shareholders' Equity	$5,500,301	$5,499,321

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$56,567	$39,867
Items not affecting cash:
Depreciation and depletion	41,461	39,890
Amortization of debt issue costs, discount and deferred hedge gain	1,201	979
Stock-based compensation costs	2,332	2,242
Equity portion of allowance for funds used during construction	(984)	(652)
Gain on disposition of assets	(86)	(55)
Deferred income taxes	5,410	3,077
Changes in current assets and liabilities:
Restricted cash	(426)	(197)
Accounts receivable	17,004	19,427
Inventories	6,929	6,825
Other current assets	2,386	(3,374)
Accounts payable	(15,806)	(11,303)
Accrued expenses	33,306	38,023
Regulatory assets	17,004	10,550
Regulatory liabilities	(7,330)	(2,971)
Other noncurrent assets	(3,301)	(1,485)
Other noncurrent liabilities	1,108	1,293
Cash Provided by Operating Activities	156,775	142,136
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(51,519)	(51,318)
Proceeds from sale of assets	76	51
Cash Used in Investing Activities	(51,443)	(51,267)
FINANCING ACTIVITIES:
Treasury stock activity	(872)	(1,788)
Dividends on common stock	(25,194)	(23,922)
Repayments of short-term borrowings, net	(71,910)	(67,961)
Financing costs	(2)	(151)
Cash Used in Financing Activities	(97,978)	(93,822)
Increase (Decrease) in Cash and Cash Equivalents	7,354	(2,953)
Cash and Cash Equivalents, beginning of period	5,079	11,980
Cash and Cash Equivalents, end of period	$12,433	$9,027
Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income taxes	$61	$(2,948)
Interest	11,242	12,977
Significant non-cash transactions:
Capital expenditures included in accounts payable	6,788	5,805

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except per share data)

	Number of Common Shares	Number of Treasury Shares	Common Stock	Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2015	51,789	3,617	$518	$1,376,291	$(93,948)	$325,909	$(8,596)	$1,600,174

Net income	—	—	—	—	—	39,867	—	39,867
Accounting standard adoption	—	—	—	—	—	2,603	—	2,603
Foreign currency translation adjustment	—	—	—	—	—	—	(118)	(118)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	37	37
Stock-based compensation	166	31	—	2,853	(2,398)	—	—	455
Issuance of shares	—	—	2	(11)	—	—	—	(9)
Dividends on common stock ($0.50 per share)	—	—	—	—	—	(23,922)	—	(23,922)
Balance at March 31, 2016	51,955	3,648	$520	$1,379,133	$(96,346)	$344,457	$(8,677)	$1,619,087

Balance at December 31, 2016	51,958	3,626	$520	$1,384,271	$(95,769)	$396,919	$(9,714)	$1,676,227

Net income	—	—	—	—	—	56,567	—	56,567
Foreign currency translation adjustment	—	—	—	—	—	—	51	51
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	93	93
Stock-based compensation	127	15	1	2,929	(1,471)	—	—	1,459
Dividends on common stock ($0.525 per share)	—	—	—	—	—	(25,194)	—	(25,194)
Balance at March 31, 2017	52,085	3,641	$521	$1,387,200	$(97,240)	$428,292	$(9,570)	$1,709,203

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to March 31, 2017, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

The Financial Statements included herein have been prepared by NorthWestern, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the condensed disclosures provided are adequate to make the information presented not misleading. Management recommends that these unaudited Financial Statements be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain Qualifying Facility (QF) plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 Megawatt (MW) coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per Megawatt Hour (MWH) (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $239.7 million through 2024.

(2) New Accounting Standards

Accounting Standards Adopted

During the fourth quarter of 2016, we early adopted the provisions of Accounting Standards Update No. 2016-09 (ASU 2016-09), Improvements to Employee Share-Based Payment Accounting, revising certain elements of the accounting for share-based payments. As a result of this adoption, during the fourth quarter of 2016, excess tax benefits of $1.8 million related to vested share-based compensation awards were recorded as a decrease in income tax expense and a $0.04 increase in our earnings per share in the Condensed Consolidated Statement of Income. In addition, we recorded a cumulative-effect adjustment to retained earnings as of the date of adoption of $2.6 million in the Condensed Consolidated Balance Sheets. The guidance also requires that in future filings that include the previously issued interim financial information, the interim financial information is presented on a recast basis to reflect the adoption of ASU 2016-09 as of January 1, 2016. The Condensed Consolidated Financial Statements for the period ended March 31, 2016, have been recast to reflect this adoption, resulting in an increase in net income and earnings per share.

Accounting Standards Issued

In May 2014, the Financial Accounting Standards Board (FASB) issued accounting guidance on the recognition of revenue from contracts with customers, which will supersede nearly all existing revenue recognition guidance under GAAP. Under the new standard, entities will recognize revenue to depict the transfer of goods and services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from an entity’s contracts with customers. The FASB delayed the effective date of this guidance to the first quarter of 2018, with early adoption permitted as of the original effective date of the first quarter of 2017. We are in the process of evaluating the impact of adoption of this new guidance on our Financial Statements and disclosures. Our revenues are primarily from tariff based sales, which are in the scope of the guidance. We provide gas and/or electricity to customers under these tariffs without a defined contractual term (‘at-will’). We expect that the revenue from these arrangements will be equivalent to the electricity or gas supplied and billed in that period (including estimated billings). As such, we do not expect that there will be a significant shift in the timing or pattern of revenue recognition for such sales. The evaluation of other revenue streams is ongoing, including those tied to longer term contractual commitments. We are also selecting the transition method, either full or modified retrospective, and developing an approach to complying with the disclosure requirements. In addition, there are open industry related transition issues being considered that may change whether the guidance has a significant impact on us. We will continue to assess the guidance and expect to conclude our analysis of the expected impact during the first half of 2017.

In February 2016, the FASB issued revised guidance on accounting for leases. The new standard requires a lessee to recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms longer than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The new guidance will be effective for us in our first quarter of 2019 and early adoption is permitted. A modified retrospective transition approach is required for lessees for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of adoption of this guidance. We do not have a significant amount of capital or operating leases. Therefore, based on our initial analysis we do not expect this guidance to have a significant impact on our Financial Statements and disclosures other than an expected increase in assets and liabilities.

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

In March 2017, the FASB issued new guidance on the presentation of net periodic pension cost and net periodic postretirement benefit costs. The accounting standard update requires companies to present the service cost component of net periodic benefit cost in the same income statement line item(s) in which they report other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. The other components of net periodic benefit cost must be reported separately from the line item that includes service cost and outside of operating income. The new guidance will be effective for us in our first quarter of 2018, with early adoption permitted. The presentation of the service cost component and the other components of net benefit cost must be applied retrospectively in the income statement, while the guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component must be applied prospectively. We are currently evaluating the impact of adoption of this guidance on our Financial Statements and disclosures.

(3) Regulatory Matters

Montana Natural Gas General Rate Filing

In September 2016, we filed a natural gas rate case with the Montana Public Service Commission (MPSC) requesting an annual increase to natural gas rates of approximately $10.9 million, which includes approximately $7.4 million for delivery service and approximately $3.5 million for natural gas production. Our request was based on a return on equity of 10.35%, rate base of $432.1 million, and a capital structure of 53% debt and 47% equity. On April 7, 2017, we filed rebuttal testimony supporting a revised requested annual increase to rates of approximately $9.4 million, due primarily to the impact of adjusting estimated Montana property taxes to the final amount.

The natural gas production part of this filing includes a request for cost-recovery and permanent inclusion in base rates of fields acquired in August 2012 and December 2013 in northern Montana's Bear Paw Basin. Actual production costs are currently recovered in customer rates on an interim basis through our supply tracker.

With our initial filing, we requested that approximately $5.6 million of the rate increase for delivery service be approved on an interim basis to allow recovery of costs prior to the conclusion of the full rate case. The amount from the initial filing was reduced due to the final amount of Montana property taxes and changes in rate design since the original filing. As the lower incremental increase in revenues would be collected during lower usage months, the effect of interim rates would be minimal. As such, in March 2017, we withdrew our request for interim rates.

This general rate filing is separated into two phases, the revenue requirement component discussed above, and an allocated cost of service / rate design component. The date for submitting this second phase of the filing has been extended to May 31, 2017, to allow for the possible inclusion of a decoupling proposal, if needed. The MPSC has nine months from the filing date in which to issue a final decision in the revenue requirement phase of this docket. A hearing is scheduled for May 2017.

Hydro Compliance Filing

In December 2015, we submitted the required compliance filing associated with our 2014 purchase of Montana hydroelectric (hydro) generation assets, to remove the Kerr Project from cost of service, adjust for actual revenue credits and increase property taxes to actual amounts. In December 2016, the MPSC issued a final order in this filing reducing the annual amount we are allowed to recover in hydro generation rates by approximately $1.2 million. In addition, in the final order, the MPSC included language requiring us to indicate by April 30, 2017, whether we intend to file a Montana electric rate case based on a 2016 test year.

On April 26, 2017, we filed our required annual report with the MPSC regarding 2016 results, which indicates we earned less than our authorized rate of return. At the same time, we also submitted a filing to the MPSC responsive to the hydro compliance order, indicating we do not expect to file an electric rate case in 2017 based on a 2016 test year. However, we expect to file a general electric rate case in 2018 based on a 2017 test year. In the hydro compliance order, the MPSC indicated that if we do not intend to file a rate case in 2017, the MPSC may require us to make an additional financial filing that would facilitate an assessment of whether the MPSC believes additional action would be required to fulfill its obligation to authorize just and reasonable rates.

Montana Electric and Natural Gas Tracker Filings

Each year we submit an electric and natural gas tracker filing for recovery of supply costs for the 12-month period ended June 30 and for the projected supply costs for the next 12-month period. The MPSC reviews such filings, and historically made its cost recovery determination based on whether or not our supply procurement activities were prudent. In April 2017, the Montana legislature passed House Bill 193 (HB 193). This bill amends the current electric tracker statute, which mandated that the MPSC use an electric cost recovery mechanism that provides for full cost recovery of prudently incurred electric supply costs. HB 193 increases the discretion the MPSC may exercise with regard to costs included in tracker filings. While the text of HB 193 does not address the specifics of changes in cost recovery, testimony provided by the MPSC in support of HB 193 suggests our electric tracker filings may be handled similarly to the mechanism applied to Montana-Dakota Utilities (MDU). The MDU adjustment mechanism allows for recovery of 90 percent of the increases or decreases in fuel and purchased power costs from an established baseline. However, due to the discretion allowed in HB 193, we cannot guarantee how the MPSC may apply the statute to our electric tracker filings. HB 193 is expected to go into effect on July 1, 2017. HB 193 does not impact our natural gas recovery mechanism.

During the second quarter of 2016, we filed our 2016 annual electric and natural gas tracker filings for the 2015/2016 tracker period. The MPSC issued orders in July 2016 approving the filings on an interim basis. In November 2016, the MPSC issued a final order approving the natural gas interim rates. A schedule has not been established regarding the 2016 electric tracker filing.

Electric Trackers - 2012/2013 - 2013/2014 (Consolidated Docket) and 2014/2015 (2015 Tracker) - In 2016, we received final electric tracker orders from the MPSC in the Consolidated Docket and 2015 Tracker, resulting in a $12.4 million disallowance of costs, including interest. In June 2016, we filed an appeal in Montana District Court (Lewis & Clark County) of the MPSC decision in our 2015 Tracker docket to disallow certain portfolio modeling costs. Also, in September 2016, we appealed the MPSC’s decisions in the Consolidated Docket regarding the disallowance of replacement power costs from a 2013 outage at Colstrip Unit 4 and the modeling/planning costs, arguing that these decisions were arbitrary and capricious, and violated Montana law. We brought this action in Montana District Court, as well (Yellowstone County). The briefing in the Consolidated Docket appeal is scheduled to conclude by the end of the second quarter of 2017, and the briefing in the 2015 Tracker appeal is scheduled to conclude by the end of the third quarter of 2017. While the courts are not obligated to rule on these appeals within a certain period of time, based on our experience, we believe we are likely to receive orders from the courts in these matters within 9-20 months of filing.

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

In June 2016, we filed a petition for review of the FERC's May 2016 order with the United States Circuit Court of Appeals for the District of Columbia Circuit (D.C. Circuit). The matter is fully briefed, and we are waiting for the Court to set a date for oral argument. We do not expect a decision in this matter until the fourth quarter of 2017, at the earliest.

(4) Income Taxes

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

The following table summarizes the significant differences in income tax expense based on the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended March 31,
	2017		2016
Income Before Income Taxes	$63,244		$40,526

Income tax calculated at 35% federal statutory rate	22,135	35.0%	14,184	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions (1)	(834)	(1.3)	(1,267)	(3.1)
Flow-through repairs deductions	(8,797)	(13.9)	(6,674)	(16.5)
Production tax credits	(3,831)	(6.1)	(2,775)	(6.8)
Plant and depreciation of flow through items	(1,440)	(2.3)	(938)	(2.3)
Share-based compensation (1)	(399)	(0.6)	(1,646)	(4.1)
Other, net	(157)	(0.2)	(225)	(0.6)
	(15,458)	(24.4)	(13,525)	(33.4)

Income Tax Expense	$6,677	10.6%	$659	1.6%
_____________________
(1)         We adopted the provisions of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, during the fourth quarter of 2016, which resulted in the recognition of $1.8 million in excess tax benefits. In accordance with the guidance, the impact of this adoption is reflected as of January 1, 2016, and included in the state income, net of federal provisions, and share-based compensation lines, resulting in a reduction in tax expense for the three months ended March 31, 2016.

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We have unrecognized tax benefits of approximately $86.3 million as of March 31, 2017, including approximately $66.6 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2017 we recognized $0.1 million of expense for interest and penalties in the Condensed Consolidated Statements of Income. As of March 31, 2017, we had $0.8 million of interest accrued in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2016, we did not recognize any expense for interest or penalties and did not have any amounts accrued at March 31, 2016. As of December 31, 2016, we had $0.7 million of interest accrued in the Consolidated Balance Sheet.

Our federal tax returns from 2000 forward remain subject to examination by the Internal Revenue Service.

(5) Goodwill

There were no changes in our goodwill during the three months ended March 31, 2017. Goodwill by segment is as follows for both March 31, 2017 and December 31, 2016 (in thousands):

Electric	$243,558
Natural gas	114,028
Total	$357,586

(6) Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	Three Months Ended
	March 31, 2017			March 31, 2016
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$51	$—	$51	$(118)	$—	$(118)
Reclassification of net losses on derivative instruments	153	(60)	93	62	(25)	37
Other comprehensive income (loss)	$204	$(60)	$144	$(56)	$(25)	$(81)

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	March 31, 2017	December 31, 2016
Foreign currency translation	$1,431	$1,380
Derivative instruments designated as cash flow hedges	(10,259)	(10,352)
Postretirement medical plans	(742)	(742)
Accumulated other comprehensive loss	$(9,570)	$(9,714)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		March 31, 2017
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,352)	$(742)	$1,380	(9,714)
Other comprehensive income before reclassifications			—	51	51
Amounts reclassified from AOCL	Interest Expense	93	—	—	93
Net current-period other comprehensive income		93	—	51	144
Ending balance		$(10,259)	$(742)	$1,431	$(9,570)

		Three Months Ended
		March 31, 2016
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,014)	(937)	$1,355	(8,596)
Other comprehensive loss before reclassifications		—	—	(118)	(118)
Amounts reclassified from AOCL	Interest Expense	37	—	—	37
Net current-period other comprehensive income (loss)		37	—	(118)	(81)
Ending balance		$(8,977)	$(937)	$1,237	$(8,677)

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

Normal Purchases and Normal Sales

We have applied the normal purchase and normal sale scope exception (NPNS) to our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no unrealized amounts recorded in the Financial Statements at March 31, 2017 and December 31, 2016. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

	Location of amount reclassified from AOCL to Income	Amount Reclassified from AOCL into Income during the Three Months Ended March 31, 2017

Interest rate contracts	Interest Expense	$153

A pre-tax loss of approximately $16.9 million is remaining in AOCL as of March 31, 2017, and we expect to reclassify approximately $0.6 million of pre-tax losses from AOCL into interest expense during the next twelve months. These amounts relate to terminated swaps.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
March 31, 2017
Restricted cash	$4,590	$—	$—	$—	$4,590
Rabbi trust investments	27,313	—	—	—	27,313
Total	$31,903	$—	$—	$—	$31,903

December 31, 2016
Restricted cash	$4,164	$—	$—	$—	$4,164
Rabbi trust investments	25,064	—	—	—	25,064
Total	$29,228	$—	$—	$—	$29,228

Restricted cash represents amounts held in money market mutual funds. Rabbi trust investments represent assets held for non-qualified deferred compensation plans, which consist of our common stock and actively traded mutual funds with quoted prices in active markets.

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,793,636	$1,857,345	$1,793,338	$1,852,052

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

Financial data for the business segments are as follows (in thousands):

Three Months Ended
March 31, 2017	Electric	Gas	Other	Eliminations	Total
Operating revenues	266,239	$101,073	$—	$—	$367,312
Cost of sales	85,385	34,432	—	—	119,817
Gross margin	180,854	66,641	—	—	247,495
Operating, general and administrative	58,619	21,629	714	—	80,962
Property and other taxes	31,161	8,764	3	—	39,928
Depreciation and depletion	34,070	7,383	8	—	41,461
Operating income (loss)	57,004	28,865	(725)	—	85,144
Interest expense	(21,037)	(1,546)	(817)	—	(23,400)
Other income	706	228	566	—	1,500
Income tax (expense) benefit	(2,887)	(6,951)	3,161	—	(6,677)
Net income	$33,786	$20,596	$2,185	$—	$56,567
Total assets	$4,388,267	$1,106,062	$5,972	—	$5,500,301
Capital expenditures	$41,041	$10,478	$—	—	$51,519

Three Months Ended
March 31, 2016	Electric	Gas	Other	Eliminations	Total
Operating revenues	$241,342	$91,197	$—	$—	$332,539
Cost of sales	83,624	31,810	—	—	115,434
Gross margin	157,718	59,387	—	—	217,105
Operating, general and administrative	55,443	21,912	2,506	—	79,861
Property and other taxes	27,429	7,989	3	—	35,421
Depreciation and depletion	32,521	7,361	8	—	39,890
Operating income (loss)	42,325	22,125	(2,517)	—	61,933
Interest expense	(22,055)	(1,955)	(499)	—	(24,509)
Other income	467	309	2,326	—	3,102
Income tax (expense) benefit (1)	(1,015)	(3,021)	3,377	—	(659)
Net income (1)	$19,722	$17,458	$2,687	$—	$39,867
Total assets	$4,180,672	$1,073,778	$6,723	$—	$5,261,173
Capital expenditures	$41,625	$9,693	$—	$—	$51,318
_____________________
(1)         We adopted the provisions of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, during the fourth quarter of 2016, which resulted in the recognition of $1.8 million in excess tax benefits. In accordance with the guidance, the $1.8 million impact of this adoption is reflected as of January 1, 2016, which resulted in an increase in net income for the three months ended March 31, 2016 above.

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

	Three Months Ended
	March 31, 2017	March 31, 2016
Basic computation	48,385,738	48,242,307
Dilutive effect of:
Performance share awards (1)	117,658	111,534

Diluted computation	48,503,396	48,353,841
______________
(1)          Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

We adopted the provisions of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, during the fourth quarter of 2016. Under this ASU, the assumed proceeds from applying the treasury stock method when computing earnings per share no longer includes the amount of excess tax benefits or deficiencies that used to be recognized as additional paid-in capital. This change in the treasury stock method was made on a prospective basis, with adjustments reflected as of January 1, 2016. The changes to the treasury stock method required by this ASU increased dilutive shares by 13,469 shares for the three months ended March 31, 2016.

(11) Employee Benefit Plans

Net periodic benefit cost (income) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Components of Net Periodic Benefit Cost (Income)
Service cost	$3,130	$2,939	$128	$130
Interest cost	6,429	6,566	180	202
Expected return on plan assets	(6,008)	(7,081)	(213)	(261)
Amortization of prior service cost	2	62	(471)	(471)
Recognized actuarial loss	1,975	2,466	78	87
Net Periodic Benefit Cost (Income)	$5,528	$4,952	$(298)	$(313)

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, the majority of our environmental reserve relates to the remediation of former manufactured gas plant sites owned by us and is estimated to range between $27.9 million to $32.6 million. As of March 31, 2017, we have a reserve of approximately $31.2 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $24.5 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies, implementing remedial actions pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources, and conducting ongoing monitoring and operation and maintenance activities. As of March 31, 2017, the reserve for remediation costs at this site is approximately $10.5 million, and we estimate that approximately $6.0 million of this amount will be incurred during the next five years.

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

In addition, we own or have responsibility for sites in Butte, Missoula and Helena, Montana on which former manufactured gas plants were located. The Butte and Helena sites, both listed as high priority sites on Montana's state superfund list, were placed into the Montana Department of Environmental Quality (MDEQ) voluntary remediation program for cleanup due to soil and groundwater impacts. Soil and coal tar were removed at the sites in accordance with MDEQ requirements. Groundwater monitoring is conducted semiannually at both sites. In August 2016, the MDEQ sent us a Notice of Potential Liability and Request for Remedial Action regarding the Helena site. At MDEQ's direction, a soil vapor analysis plan for the two buildings located on the Helena site was submitted in January 2017. MDEQ reviewed the results of the analysis and indicated that work should be postponed until the winter of 2017-2018 to be integrated in an overall remediation plan for the Helena site. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of additional remedial actions and/or investigations, if any, at the Butte and Helena sites.

An investigation conducted at the Missoula site did not require remediation activities, but required preparation of a groundwater monitoring plan. Monitoring wells have been installed and groundwater is monitored semiannually. At the request of Missoula Valley Water Quality District (MVWQD), a draft risk assessment was prepared for the Missoula site and presented to the MVWQD. We and the MVWQD agreed additional site investigation work is appropriate. Analytical results from an October 2016 sampling exceeded the Montana Maximum Contaminant Level (MCL) for benzene and/or total cyanide in certain monitoring wells. These results were forwarded to MVWQD which shared the same with the MDEQ. In a December 21, 2016 letter to MVWQD, MDEQ requested that MVWQD file a formal complaint with MDEQ's Enforcement Division regarding groundwater contamination of the site. If MVWQD files a formal complaint, we expect it will prompt MDEQ to reevaluate its position concerning listing the Missoula site on the State of Montana's superfund list. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of risk-based remedial action, if any, at the Missoula site.

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

In a separate action that also affects power plants, on August 3, 2015, the EPA released its final rule establishing GHG performance standards for existing power plants under Clean Air Act Section 111(d) (the Clean Power Plan, or CPP). The CPP establishes CO2 emission performance standards for existing electric utility steam generating units and NGCC units. As a result of various legal challenges, implementation of the CPP was stayed in February 2016. On March 28, 2017, President Trump signed an Executive Order (the Executive Order) instructing all federal agencies to review all regulations and other policies, specifically including the CPP, that burden the development or use of domestically produced energy resources and suspend, revise or rescind those that pose an undue burden beyond that required to protect the public interest. The future of the CPP regulations and associated guidance is uncertain. However, if the CPP standards survive the Executive Order and judicial review and are implemented as written, they could result in significant additional compliance costs that would affect our future results of operations and financial position if such costs are not recovered through regulated rates. The discussion below assumes the CPP is implemented in its current form.

Under the CPP, states may develop implementation plans for affected units to meet the individual state GHG emission reduction targets established in the CPP or may adopt a federal plan. The CPP may require reductions in CO2 emissions from 2012 emission levels of up to 38.4 percent in South Dakota and 47.4 percent in Montana by 2030. Because the rule is stayed, neither South Dakota nor Montana has submitted implementation plans to date.

We, along with other utilities, trade groups, coal producers, and labor and business organizations, filed Petitions for Review of the CPP with the D.C. Circuit on October 23, 2015. Although the D.C. Circuit declined to stay the implementation of the CPP pending a determination on the substantive challenges to the CPP, on February 9, 2016, the United States Supreme Court entered an order staying the CPP pending the D.C. Circuit's review of the CPP and any subsequent Supreme Court review. The EPA filed a motion on March 28, 2017, asking the D.C. Circuit to hold the case in abeyance until 30 days after completion of its review and any resulting rulemaking associated with the Executive Order. Subsequently, we, along with other state and industry petitioners, filed a brief supporting the EPA’s abeyance motion, while other state, municipal, public health and environmental intervenors filed briefs opposing the EPA’s abeyance motion. The D.C. Circuit has not yet ruled on the abeyance motion.

On December 22, 2015 we filed an administrative Petition for Reconsideration with the EPA, requesting that it reconsider the CPP, in part, on the grounds that the CO2 reductions in the CPP applicable to Montana were substantially greater than the reductions in the proposed rule. On January 11, 2017, the Petition for Reconsideration was denied. We filed a Petition for Review of the Petition for Reconsideration before the D.C. Circuit on March 13, 2017. Our petition was consolidated with other similar petitions challenging the EPA's denial of CPP reconsideration.

On March 31, 2017, the EPA filed a motion with the D.C. Circuit asking that it hold the case in abeyance while EPA completes its administrative review of the CPP, and any forthcoming rulemakings, as required by the Executive Order. As in the main CPP case, we, along with other state and industry petitioners, filed a brief supporting the EPA's abeyance motion, while other state, municipal, public health and environmental intervenors filed briefs opposing the EPA's abeyance motion. The D.C. Circuit has not yet ruled on the abeyance motion.

Requirements to reduce GHG emissions could cause us to incur material costs of compliance, increase our costs of procuring electricity, decrease transmission revenue and impact cost recovery. Although there continues to be proposed legislation and regulations that affect GHG emissions from power plants, technology to efficiently capture, remove and/or sequester such emissions may not be available within a timeframe consistent with the implementation of such requirements. In addition, physical impacts of climate change may present potential risks for severe weather, such as droughts, fires, floods, ice storms and tornadoes, in the locations where we operate or have interests. These potential risks may impact costs for electric and natural gas supply and maintenance of generation, distribution, and transmission facilities.

We are evaluating the implications of requirements to reduce GHG emissions and technology available to achieve the CO2 emission performance standards. We will continue working with federal and state regulatory authorities, other utilities, and stakeholders to seek relief from the final rules that, in our view, disproportionately impact customers in our region, and to seek relief from the final compliance requirements. We cannot predict the ultimate outcome of these matters or what our obligations might be under the state compliance plans with any degree of certainty until they are finalized; however, complying with the CO2 emission performance standards, and with other future environmental rules, may make it economically impractical to continue operating all or a portion of our jointly owned facilities or for individual owners to participate in their proportionate ownership of the coal-fired generating units. This could lead to significant impacts to customer rates for recovery of plant improvements and / or closure related costs and costs to procure replacement power. In addition, these changes could impact system reliability due to changes in generation sources.

Water Intakes and Discharges - Section 316(b) of the Federal Clean Water Act requires that the location, design, construction and capacity of any cooling water intake structure reflect the “best technology available (BTA)” for minimizing environmental impacts. In May 2014, the EPA issued a final rule applicable to facilities that withdraw at least 2 million gallons per day of cooling water from waters of the US and use at least 25 percent of the water exclusively for cooling purposes. The final rule, which became effective in October 2014, gives options for meeting BTA, and provides a flexible compliance approach. Under the rule, permits required for existing facilities will be developed by the individual states and additional capital and/or increased operating costs may be required to comply with future water permit requirements. Challenges to the final cooling water intake rule filed by industry and environmental groups are under review in the United States Court of Appeals for the Second Circuit.

In November 2015, the EPA published final regulations on effluent limitations for power plant wastewater discharges, including mercury, arsenic, lead and selenium. The rule became effective in January 2016. Some of the new requirements for existing power plants would be phased in starting in 2018 with full implementation of the rule by 2023. The EPA rule estimates that 12 percent of the steam electric power plants in the U.S. will have to make new investments to meet the requirements of the new effluent limitation regulations. Challenges to the final rule have been filed in the United States Court of Appeals for the Fifth Circuit, asserting that the EPA underestimated compliance costs. It is too early to determine whether the impacts of these rules will be material.

Clean Air Act Rules and Associated Emission Control Equipment Expenditures - The EPA has proposed or issued a number of rules under different provisions of the Clean Air Act that could require the installation of emission control equipment at the generation plants in which we have joint ownership.

In December 2011, the EPA issued a final rule relating to Mercury and Air Toxics Standards (MATS). Among other things, the MATS set stringent emission limits for acid gases, mercury, and other hazardous air pollutants from new and existing electric generating units. The rule was challenged by industry groups and states, and was upheld by the D.C. Circuit in April 2014. The decision was appealed to the United States Supreme Court and in June 2015, the Supreme Court issued an opinion that the EPA did not properly consider the costs to industry when making the requisite “appropriate and necessary” determination as part of its analysis in connection with the issuance of the MATS rule. The Supreme Court remanded the case back to the D.C. Circuit, and the D.C. Circuit remanded, without vacatur, the MATS rule to the EPA, leaving the rule in place. In April 2016, the EPA published its final supplemental finding that it is "appropriate and necessary" to regulate coal and oil-fired units under Section 112 of the Clean Air Act. Although industry and trade associations have filed a lawsuit in the D.C. Circuit challenging the EPA's supplemental finding, installation or upgrading of relevant environmental controls at our affected plants is complete and we are controlling emissions of mercury under the state and Federal MATS rules.

In October 2013, the United States Supreme Court denied certiorari in Luminant Generation Co v. EPA, which challenged the EPA’s current approach to regulating air emissions during startup, shutdown and malfunction (SSM) events. As a result, fossil fuel power plants may need to address SSM in their permits to reduce the risk of enforcement or citizen actions.

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

In September 2012, a final Federal Implementation Plan for Montana was published in the Federal Register to address regional haze. The plan does not require Colstrip Units 3 and 4 to improve removal efficiency for pollutants that contribute to regional haze. In November 2012, PPL Montana (now Talen Montana, LLC) (Talen), the operator of Colstrip, as well as environmental groups (National Parks Conservation Association, Montana Environmental Information Center (MEIC), and Sierra Club) jointly filed a petition for review of the Federal Implementation Plan in the United States Court of Appeals for the Ninth Circuit (Ninth Circuit). MEIC and Sierra Club challenged the EPA's decision not to require any emissions reductions from Colstrip Units 3 and 4. In June 2015, the Ninth Circuit rejected the challengers’ contention that the EPA should have required additional pollution-reduction technologies on Unit 4 beyond those in the regulations and the matter is back in EPA Region 8 for action.

On January 10, 2017, the EPA published amendments to the requirements under the Clean Air Act for state plans for protection of visibility. Among other things, these amendments revised the process and requirements for the state implementation plans and extended the due date for the next periodic comprehensive regional haze state implementation plan revisions from 2018 to 2021. Therefore, by 2021, Montana, or EPA, must develop a revised plan that demonstrates reasonable progress toward eliminating man-made emissions of visibility impairing pollutants, which could impact Colstrip Unit 4. On March 13, 2017, we filed a Petition for Review of these amendments with the D.C. Circuit. On March 15, 2017, our petition was consolidated with other petitions challenging the final rule.

Jointly Owned Plants - We have joint ownership in generation plants located in South Dakota, North Dakota, Iowa and Montana that are or may become subject to the various regulations discussed above that have been issued or proposed.

Regarding the CPP, as discussed above, we cannot predict the impact of the CPP on NorthWestern until there is a definitive judicial decision on the issue or administrative action by the EPA to withdraw or significantly change the CPP.

Compliance with the final rule on Water Intakes and Discharges discussed above, which became effective in January 2016, did not have a significant impact at any of our jointly owned facilities.

North Dakota. The North Dakota Regional Haze state implementation plan requires the Coyote generating facility, in which we have 10% ownership, to reduce its nitrogen oxide (NOx) emissions by July 2018. In 2016, Coyote completed installation of control equipment to maintain compliance with the lower NOx emissions of 0.5 pounds per million Btu as calculated on a 30-day rolling average basis, including periods of start-up and shutdown. The cost of the control equipment was not significant.

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

LEGAL PROCEEDINGS

Billings, Montana Refinery Outage Claim

In August 2014, we received a letter from the ExxonMobil refinery in Billings, Montana claiming that it had sustained approximately $48.5 million in damages as a result of a January 2014 electrical outage. In December 2015, ExxonMobil increased the estimated losses related to that incident to approximately $61.7 million. On January 13, 2016, a second electrical outage shut down the ExxonMobil refinery. On January 22, 2016, ExxonMobil filed suit against NorthWestern in U.S. District Court in Billings, Montana, seeking unspecified compensatory and punitive damages arising from both outages. ExxonMobil currently claims property damages and economic losses of at least $108.0 million. We dispute ExxonMobil’s claims and intend to vigorously defend this lawsuit. We have reported the refinery's claims and lawsuit to our liability insurance carriers under our liability insurance coverage, which has a $2.0 million per occurrence retention. We also have brought third-party complaints against the City of Billings and General Electric International, Inc. alleging that they are responsible in whole or in part for the outages. We are not currently able to predict an outcome or estimate the amount or range of loss that would be associated with an adverse result.

Pacific Northwest Solar Litigation

Pacific Northwest Solar, LLC (PNWS) is an Oregon solar QF developer with which we began negotiating in early 2016 to purchase capacity and energy at our avoided cost under the QF-1 option 1(a) tariff standard rates in accordance with the requirements of the Public Utility Regulatory Policies Act (PURPA) as implemented by the FERC and the MPSC.
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

On August 30, 2016, PNWS sent us a demand letter demanding that we enter into power purchase agreements for 21 solar projects and threatening to sue us for $106 million if we did not accede to its demand. We declined to do so, and on November 16, 2016, PNWS sued us in state court seeking unspecified damages for breach of contract and other relief, including a judicial declaration that some or all of the proposed power purchase agreements were in effect. We removed the state lawsuit to the United States District Court for the District of Montana. The federal case has been stayed for six months while the MPSC considers related issues that may affect determination of issues raised in PNWS's lawsuit.

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

On May 19, 2016, the State asked the Federal District Court to remand the case back to the State District Court and to dismiss Talen’s consent to removal. The parties briefed the remand issue and oral argument was held on January 17, 2017. On January 23, 2017 the Magistrate issued his Findings and Recommendation. The Magistrate recommended the Federal District Court remand the case to State District Court. On February 20, 2017, we filed objections to the Magistrate’s Findings and Recommendation, arguing that the Federal District Court should retain jurisdiction. The following day Talen filed its objections to the Federal Magistrate’s Findings and Recommendation, which we joined in on February 23, 2017. On March 21, 2017, the State filed its response to the objections. On March 24, 2017, in separate motions, both we and Talen filed motions asking the Federal District Court to hear oral argument on our respective objections. The motions for oral argument, objections along with Talen's and our motions to dismiss the State's claim regarding the Great Falls Reach remain pending before the Federal District Court, though it will not address the motions to dismiss unless it retains jurisdiction. If the case is remanded to State District Court, we will file new motions to dismiss regarding the Great Falls Reach.

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

OVERVIEW

NorthWestern Corporation, doing business as Northwestern Energy, provides electricity and natural gas to approximately 709,600 customers in Montana, South Dakota and Nebraska. For a discussion of NorthWestern’s business strategy, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Income, which present the results of our operations for 2017 and 2016.

HOW WE PERFORMED AGAINST OUR FIRST QUARTER 2016 RESULTS

	Quarter-over-Quarter Change

Gross Margin by Segment(1)
Electric	$23.1M	é	14.6%
Natural Gas	$7.3M	é	12.3%

Operating Income	$23.2M	é	37.5%

Net Income	$16.7M	é	41.9%

EPS (Diluted)	$0.35	é	42.7%
(1) Non-GAAP financial measure. See "non-GAAP Financial Measure" below.

SIGNIFICANT DEVELOPMENTS IN Q1 2017

•
An increase in net income of $16.7 million, primarily due to improved gross margin as a result of colder winter weather, and the negative impact of a 2016 MPSC disallowance of replacement power costs at Colstrip Unit 4 and portfolio modeling costs, partly offset by higher property and income taxes.

Following is a brief overview of significant items for 2017, and a discussion of our strategy and outlook.

SIGNIFICANT TRENDS AND REGULATION

Montana Natural Gas General Rate Filing

In September 2016, we filed a natural gas rate case with the Montana Public Service Commission (MPSC) requesting an annual increase to natural gas rates of approximately $10.9 million, which includes approximately $7.4 million for delivery service and approximately $3.5 million for natural gas production. Our request was based on a return on equity of 10.35%, rate base of $432.1 million, and a capital structure of 53% debt and 47% equity. On April 7, 2017, we filed rebuttal testimony supporting a revised requested annual increase to rates of approximately $9.4 million, due primarily to the impact of adjusting estimated Montana property taxes to the final amount.

The natural gas production part of this filing includes a request for cost-recovery and permanent inclusion in base rates of fields acquired in August 2012 and December 2013 in northern Montana's Bear Paw Basin. Actual production costs are currently recovered in customer rates on an interim basis through our electric supply tracker.

With our initial filing, we requested that approximately $5.6 million of the rate increase for delivery service be approved on an interim basis to allow recovery of costs prior to the conclusion of the full rate case. The amount from the initial filing was reduced due to the final amount of Montana property taxes and changes in rate design since the original filing. As the lower incremental increase in revenues would be collected during lower usage months, the effect of interim rates would be minimal. As such, in March 2017, we withdrew our request for interim rates.

This general rate filing is separated into two phases, the revenue requirement component discussed above, and an allocated cost of service / rate design component. The date for submitting this second phase of the filing has been extended to May 31, 2017, to allow for the possible inclusion of a decoupling proposal. The MPSC has nine months from the filing date in which to issue a final decision in the revenue requirement phase in this docket. A hearing is scheduled for May 2017.

Hydro Compliance Filing

In December 2015, we submitted the required compliance filing associated with our 2014 purchase of Montana hydro generation assets, to remove the Kerr Project from cost of service, adjust for actual revenue credits and increase property taxes to actual amounts. In December 2016, the MPSC issued a final order in this filing reducing the annual amount we are allowed to recover in hydro generation rates by approximately $1.2 million. In addition, in the final order, the MPSC included language requiring us to indicate by April 30, 2017, whether we intend to file a Montana electric rate case based on a 2016 test year.

On April 26, 2017, we filed our required annual report with the MPSC regarding 2016 results, which indicates we earned less than our authorized rate of return. At the same time, we also submitted a filing to the MPSC responsive to the hydro compliance order, indicating we do not expect to file an electric rate case in 2017 based on a 2016 test year. However, we expect to file a general electric rate case in 2018 based on a 2017 test year. In the hydro compliance order, the MPSC indicated that if we do not intend to file a rate case in 2017, the MPSC may require us to make an additional financial filing that would facilitate an assessment of whether the MPSC believes additional action would be required to fulfill its obligation to authorize just and reasonable rates.

Montana Electric and Natural Gas Tracker Filings

Each year we submit an electric and natural gas tracker filing for recovery of supply costs for the 12-month period ended June 30 and for the projected supply costs for the next 12-month period. The MPSC reviews such filings, and historically made its cost recovery determination based on whether or not our supply procurement activities were prudent. In April 2017, the Montana legislature passed HB 193. This bill amends the current electric tracker statute, which mandated that the MPSC use an electric cost recovery mechanism that provides for full cost recovery of prudently incurred electric supply costs. HB 193 increases the discretion the MPSC may exercise with regard to costs included in tracker filings. While the text of HB 193 does not address the specifics of changes in cost recovery, testimony provided by the MPSC in support of HB 193 suggests our electric tracker filings may be handled similarly to the mechanism applied to MDU. The MDU adjustment mechanism allows for recovery of 90 percent of the increases or decreases in fuel and purchased power costs from an established baseline. However, due to the discretion allowed in HB 193, we cannot guarantee how the MPSC may apply the statute to our electric tracker filings. HB 193 is expected to go into effect on July 1, 2017. HB 193 does not impact our natural gas recovery mechanism.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$266.2	$241.3	$24.9	10.3%
Natural Gas	101.1	91.2	9.9	10.9
Total Operating Revenues	$367.3	$332.5	$34.8	10.5%

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$85.4	$83.6	$1.8	2.2%
Natural Gas	34.4	31.8	2.6	8.2
Total Cost of Sales	$119.8	$115.4	$4.4	3.8%

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$180.8	$157.7	$23.1	14.6%
Natural Gas	66.7	59.4	7.3	12.3
Total Gross Margin	$247.5	$217.1	$30.4	14.0%

Primary components of the change in gross margin include the following:

Gross Margin 2017 vs. 2016
(in millions)
Gross Margin Items Impacting Net Income
Electric and natural gas retail volumes	$14.6
MPSC 2016 disallowance	10.3
South Dakota electric rate increase	1.2
Natural gas production	(0.6)
Other	1.8
Change in Gross Margin Impacting Net Income	27.3

Gross Margin Items Offset in Operating Expenses
Property taxes recovered in trackers	3.1
Change in Items Offset Within Net Income	3.1
Increase in Consolidated Gross Margin	$30.4

Consolidated gross margin for items impacting net income increased $27.3 million, due to the following:

•
For both electric and natural gas, an increase in residential and commercial retail volumes due primarily to colder winter weather and customer growth, and an increase in industrial retail volumes due to customer growth;

•	The inclusion in 2016 of the MPSC disallowance of both replacement power costs from a 2013 outage at Colstrip Unit 4 and portfolio modeling costs; and

•	An increase in South Dakota electric revenue due to the timing of the change in customer rates in 2016.

These increases were partly offset by lower gas production margin due primarily to a reduction in interim rates. In addition, the increase in revenues for property taxes included in trackers is offset by increased property tax expense with no impact to net income.

	Three Months Ended March 31,
	2017	2016	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$81.0	$79.9	$1.1	1.4%
Property and other taxes	39.9	35.4	4.5	12.7
Depreciation and depletion	41.5	39.9	1.6	4.0
	$162.4	$155.2	$7.2	4.6%

Consolidated operating, general and administrative expenses were $81.0 million for the three months ended March 31, 2017, as compared with $79.9 million for the three months ended March 31, 2016. Primary components of the change include the following:

Operating, General & Administrative Expenses
2017 vs. 2016
(in millions)
Maintenance costs	$1.5
Bad debt expense	1.3
Labor	0.5
Non-employee directors deferred compensation	(1.7)
Insurance reserves	(1.0)
Other	0.5
Increase in Operating, General & Administrative Expenses	$1.1

The increase in operating, general and administrative expenses is primarily due to the following:

•	Higher maintenance costs at our Dave Gates Generating Station and Colstrip Unit 4;

•	Higher bad debt expense due to an increase in revenues as a result of colder winter weather; and

•	Increased labor costs due primarily to compensation increases and more time spent by employees on maintenance projects (which are expensed) rather than capital projects.

These increases were partly offset by the change in value of non-employee directors deferred compensation due to changes in our stock price (offset by changes in other income with no impact on net income) and a decrease in insurance reserves primarily due to the inclusion in the 2016 results of the Billings, Montana refinery outage discussed in Note 12 of the Financial Statements.

Property and other taxes were $39.9 million for the three months ended March 31, 2017, as compared with $35.4 million in the same period of 2016. This increase was primarily due to plant additions and higher estimated property valuations in Montana. We estimate property taxes throughout each year, and update based on valuation reports received from the Montana Department of Revenue. Under Montana law, we are allowed to track the increases in the actual level of state and local taxes and fees and recover these amounts. The MPSC has authorized recovery of approximately 60% of the estimated increase in our state and local taxes and fees (primarily property taxes) as compared with the related amount included in rates during our last general rate case.

Depreciation and depletion expense was $41.5 million for the three months ended March 31, 2017, as compared with $39.9 million in the same period of 2016. This increase was primarily due to plant additions.

Consolidated operating income for the three months ended March 31, 2017 was $85.1 million as compared with $61.9 million in the same period of 2016. This increase was primarily due to the increase in gross margin driven by colder winter weather and the 2016 MPSC disallowance as discussed above.

Consolidated interest expense for the three months ended March 31, 2017 was $23.4 million, as compared with $24.5 million in the same period of 2016. This decrease was primarily due to the debt refinancing of the Pollution Control Revenue Refunding Bonds during the third quarter of 2016.

Consolidated other income for the three months ended March 31, 2017, was $1.5 million, as compared with $3.1 million in the same period of 2016. This decrease was primarily due to a $1.7 million decrease in the value of deferred shares held in trust for non-employee directors deferred compensation (which, as discussed above, is offset by a corresponding decrease to operating, general and administrative expenses).

Consolidated income tax expense for the three months ended March 31, 2017 was $6.7 million, as compared with $0.7 million in the same period of 2016. Our effective tax rate for the three months ended March 31, 2017 was 10.6% as compared with 1.6% for the same period of 2016. We adopted the provisions of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, during the fourth quarter of 2016, which resulted in the recognition of $1.8 million in excess tax benefits. In accordance with the guidance, the $1.8 million impact of this adoption is reflected as of January 1, 2016, which reduced tax expense for the three months ended March 31, 2016. We currently expect our 2017 effective tax rate to range between 7% - 11%.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended March 31,
	2017		2016
Income Before Income Taxes	$63.2		$40.5

Income tax calculated at 35% federal statutory rate	22.1	35.0%	14.2	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(0.8)	(1.3)	(1.3)	(3.1)
Flow-through repairs deductions	(8.8)	(13.9)	(6.7)	(16.5)
Production tax credits	(3.8)	(6.1)	(2.8)	(6.8)
Plant and depreciation of flow through items	(1.4)	(2.3)	(0.9)	(2.3)
Share-based compensation	(0.4)	(0.6)	(1.6)	(4.1)
Other, net	(0.2)	(0.2)	(0.2)	(0.6)
	(15.4)	(24.4)	(13.5)	(33.4)

Income Tax Expense	$6.7	10.6%	$0.7	1.6%

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

Consolidated net income for the three months ended March 31, 2017 was $56.6 million as compared with $39.9 million for the same period in 2016. This increase was primarily due to improved gross margin as a result of colder winter weather, and the inclusion in the first quarter of 2016 of the MPSC disallowance of both replacement power costs from a 2013 outage at Colstrip Unit 4 and portfolio modeling costs as discussed above, partly offset by higher property and income taxes.

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

•
Wholesale and other: Our South Dakota service territory is a market participant in the Southwest Power Pool, where we buy and sell wholesale energy and reserves through the operation of a single, consolidated balancing authority. This line also includes miscellaneous electric revenues.

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

	Results
	2017	2016	Change	% Change
	(dollars in millions)
Retail revenues	$234.7	$210.1	$24.6	11.7%
Regulatory amortization	(5.1)	(3.2)	(1.9)	59.4
Total retail revenues	229.6	206.9	22.7	11.0
Transmission	12.3	12.5	(0.2)	(1.6)
Ancillary services	0.4	0.4	—	—
Wholesale and other	23.9	21.5	2.4	11.2
Total Revenues	266.2	241.3	24.9	10.3
Total Cost of Sales	85.4	83.6	1.8	2.2
Gross Margin	$180.8	$157.7	$23.1	14.6%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2017	2016	2017	2016	2017	2016
	(in thousands)
Montana	$90,809	$76,690	761	668	294,222	290,053
South Dakota	17,335	15,238	178	168	50,177	49,910
Residential	108,144	91,928	939	836	344,399	339,963
Montana	88,107	83,023	814	793	66,111	65,277
South Dakota	22,410	20,494	256	251	12,544	12,466
Commercial	110,517	103,517	1,070	1,044	78,655	77,743
Industrial	10,865	9,917	579	534	75	73
Other	5,137	4,775	23	23	4,680	4,668
Total Retail Electric	$234,663	$210,137	2,611	2,437	427,809	422,447

	Heating Degree Days			2017 as compared with:
	2017	2016	Historic Average	2016	Historic Average
Montana	3,468	2,987	3,244	16% colder	7% colder
South Dakota	3,890	3,674	4,125	6% colder	6% warmer

The following summarizes the components of the changes in electric gross margin for the three months ended March 31, 2017 and 2016:

Gross Margin 2017 vs. 2016
(in millions)
Gross Margin Items Impacting Net Income
MPSC 2016 disallowance	$10.3
Retail volumes	8.6
South Dakota rate increase	1.2
Other	1.1
Change in Gross Margin Impacting Net Income	21.2

Gross Margin Items Offset in Operating Expenses
Property taxes recovered in trackers	1.9
Change in Items Offset Within Net Income	1.9
Increase in Consolidated Gross Margin	$23.1

Gross margin for items impacting net income increased $21.2 million including the following:

•	The inclusion in 2016 of the MPSC disallowance of both replacement power costs from a 2013 outage at Colstrip Unit 4 and portfolio modeling costs;

•	An increase in residential and commercial retail volumes due primarily to colder winter weather and customer growth, and an increase in industrial retail volumes due to customer growth; and

•	An increase in South Dakota electric rates due to the timing of the change in customer rates in 2016.

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

•	Wholesale: Primarily represents transportation and storage for others.

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

	Results
	2017	2016	Change	% Change
	(dollars in millions)
Retail revenues	$98.8	$83.9	$14.9	17.8%
Regulatory amortization	(8.6)	(3.0)	(5.6)	186.7
Total retail revenues	90.2	80.9	9.3	11.5
Wholesale and other	10.9	10.3	0.6	5.8
Total Revenues	101.1	91.2	9.9	10.9
Total Cost of Sales	34.4	31.8	2.6	8.2
Gross Margin	$66.7	$59.4	$7.3	12.3%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2017	2016	2017	2016	2017	2016
	(in thousands)
Montana	$43,768	$36,324	5,922	4,957	170,168	167,786
South Dakota	10,805	10,148	1,514	1,387	39,692	39,351
Nebraska	9,029	7,819	1,248	1,138	37,471	37,309
Residential	63,602	54,291	8,684	7,482	247,331	244,446
Montana	21,933	17,885	3,091	2,525	23,552	23,224
South Dakota	7,430	6,609	1,335	1,255	6,579	6,462
Nebraska	4,911	4,273	875	799	4,820	4,746
Commercial	34,274	28,767	5,301	4,579	34,951	34,432
Industrial	506	437	72	63	255	262
Other	446	386	71	62	157	158
Total Retail Gas	$98,828	$83,881	14,128	12,186	282,694	279,298

	Heating Degree Days			2017 as compared with:
	2017	2016	Historic Average	2016	Historic Average
Montana	3,468	2,987	3,244	16% colder	7% colder
South Dakota	3,890	3,674	4,125	6% colder	6% warmer
Nebraska	3,082	2,951	3,424	4% colder	10% warmer

The following summarizes the components of the changes in natural gas gross margin for the three months ended March 31, 2017 and 2016:

Gross Margin 2017 vs. 2016
(in millions)
Gross Margin Items Impacting Net Income
Retail volumes	$6.0
Production	(0.6)
Other	0.7
Change in Gross Margin Impacting Net Income	6.1

Gross Margin Items Offset in Operating Expenses
Property taxes recovered in trackers	1.2
Change in Items Offset Within Net Income	1.2
Increase in Consolidated Gross Margin	$7.3

Gross margin for items impacting net income is an increase of $6.1 million. Gross margin includes an increase in residential and commercial retail volumes due to colder winter weather and customer growth, and an increase in industrial retail volumes due to customer growth, partly offset by a decrease in production margin due primarily to a reduction in interim rates. The increase in revenues for property taxes included in trackers is offset by increased property tax expense with no impact to net income.

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

We issue debt securities to refinance retiring maturities, reduce short-term debt, fund construction programs and for other general corporate purposes. To fund our strategic growth opportunities we utilize available cash flow, debt capacity and equity issuances that allow us to maintain investment grade ratings. We plan to maintain a 50 - 55 percent debt to total capital ratio excluding capital leases, and expect to continue to target a long-term dividend payout ratio of 60 - 70 percent of earnings per share; however, there can be no assurance that we will be able to meet these targets.

Short-term liquidity is provided by internal cash flows, the sale of commercial paper and use of our revolving credit facility. We utilize our short-term borrowings and / or revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. Short-term borrowings may also be used to temporarily fund utility capital requirements. As of March 31, 2017, our total net liquidity was approximately $183.5 million, including $12.4 million of cash and $171.1 million of revolving credit facility availability. Revolving credit facility availability was $190.2 million as of April 21, 2017.

The following table presents additional information about short term borrowings during the three months ended March 31, 2017 (in millions):

Amount outstanding at period end	$228.9
Daily average amount outstanding	$250.1
Maximum amount outstanding	$300.8

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

As of March 31, 2017, we are under collected on our supply trackers by approximately $3.7 million, as compared with an under collection of $11.7 million as of December 31, 2016, and $18.5 million as of March 31, 2016.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, and impact our trade credit availability. Fitch Ratings (Fitch), Moody's and Standard and Poor’s Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of April 21, 2017, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A	A-	F2	Stable
Moody’s (1)	A2	Baa1	Prime-2	Negative
S&P	A-	BBB	A-2	Stable
_____________________
(1)          In March 2017, Moody's downgraded our senior secured rating to A2, from A1, and our unsecured credit rating to Baa1, from A3, while maintaining a negative outlook. Moody's cited weak financial metrics and a heightened degree of regulatory uncertainty in Montana as reasons for the downgrade. Moody's maintained a negative outlook, citing a more contentious regulatory relationship in Montana, our primary regulatory jurisdiction, resulting in unpredictable regulatory outcomes.

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$56.6	$39.9
Non-cash adjustments to net income	49.3	45.5
Changes in working capital	53.1	57.0
Other noncurrent assets and liabilities	(2.2)	(0.3)
Cash Provided by Operating Activities	156.8	142.1

Investing Activities
Property, plant and equipment additions	(51.5)	(51.3)
Cash Used in Investing Activities	(51.5)	(51.3)

Financing Activities
Repayments of short-term borrowings, net	(71.9)	(68.0)
Dividends on common stock	(25.2)	(23.9)
Financing costs	—	(0.2)
Other	(0.9)	(1.7)
Cash Used in Financing Activities	(98.0)	(93.8)

Increase (Decrease) in Cash and Cash Equivalents	$7.3	$(3.0)
Cash and Cash Equivalents, beginning of period	$5.1	$12.0
Cash and Cash Equivalents, end of period	$12.4	$9.0

Cash Provided by Operating Activities

As of March 31, 2017, cash and cash equivalents were $12.4 million as compared with $5.1 million at December 31, 2016 and $9.0 million at March 31, 2016. Cash provided by operating activities totaled $156.8 million for the three months ended March 31, 2017 as compared with $142.1 million during the three months ended March 31, 2016. This increase in operating cash flows is primarily due to higher net income in the current period.

Cash Used in Investing Activities

Cash used in investing activities increased by approximately $0.2 million as compared with the first three months of 2016. Plant additions during 2017 include maintenance additions of approximately $26.0 million, capacity related capital expenditures of approximately $19.9 million, and infrastructure capital expenditures of approximately $5.6 million. Plant additions during the first three months of 2016 included maintenance additions of approximately $28.5 million, capacity related capital expenditures of approximately $13.9 million, and infrastructure capital expenditures of approximately $8.9 million.

Cash Used in Financing Activities

Cash used in financing activities totaled $98.0 million during the three months ended March 31, 2017 as compared with $93.8 million during the three months ended March 31, 2016. During the three months ended March 31, 2017, net cash used in financing activities includes net repayments of commercial paper of $71.9 million and the payment of dividends of $25.2 million. During the three months ended March 31, 2016, net cash used in financing activities included net repayments of commercial paper of $68.0 million and the payment of dividends of $23.9 million.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of March 31, 2017. See our Annual Report on Form 10-K for the year ended December 31, 2016 for additional discussion.

	Total	2017	2018	2019	2020	2021	Thereafter
	(in thousands)
Long-term debt	$1,793,636	$—	$—	$250,000	$—	$—	$1,543,636
Capital leases	25,849	1,503	2,133	2,298	2,476	2,668	14,771
Short-term borrowings	228,901	228,901	—	—	—	—	—
Estimated pension and other postretirement obligations (1)	66,463	12,834	13,684	13,577	13,274	13,094	N/A
Qualifying facilities liability (2)	863,376	55,955	76,703	78,836	80,984	82,941	487,957
Supply and capacity contracts (3)	1,953,696	147,446	156,204	155,765	122,380	106,582	1,265,319
Contractual interest payments on debt (4)	1,346,663	61,090	80,490	72,565	64,640	64,396	1,003,482
Environmental remediation obligations (1)	6,000	800	1,650	2,150	800	600	N/A
Total Commitments (5)	$6,284,584	$508,529	$330,864	$575,191	$284,554	$270,281	$4,315,165
_________________________

(1)
We estimate cash obligations related to our pension and other postretirement benefit programs and environmental remediation obligations for five years, as it is not practicable to estimate thereafter. Pension and postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.

(2)
Certain QFs require us to purchase minimum amounts of energy at prices ranging from $74 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $863.4 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $669.0 million.

(3)
We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 27 years.

(4)	For our variable rate short-term borrowings outstanding, we have assumed an average interest rate of 1.30% through maturity.

(5)	Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

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

As of March 31, 2017, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016. The policies disclosed included the accounting for the following: goodwill and long-lived assets, QF liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%. To more cost effectively meet short-term cash requirements, we issue commercial paper supported by our revolving credit facility. Since commercial paper terms are short-term, we are subject to interest rate risk. As of March 31, 2017, we had approximately $228.9 million of commercial paper outstanding and no borrowings on our revolving credit facility. A 1% increase in interest rates would increase our annual interest expense by approximately $2.3 million.

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

ITEM 1A.  RISK FACTORS -

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

In addition to rate cases, our cost tracking mechanisms are a significant component of how we recover our costs. Our wholesale costs for electricity and natural gas supply are recovered through various pass-through cost tracking mechanisms in each of the states we serve. The rates are established based upon projected market prices or contractual obligations. As these variables change, we adjust our rates through our monthly trackers, which are subject to approval by the applicable regulatory commissions. When electric generation outages occur, we may procure replacement power in the market. These costs have typically been included in our monthly trackers. In April 2017, the Montana legislature passed HB 193 amending our current electric tracker statute, which increases the discretion the MPSC may exercise with regard to costs included in our tracker filings. We cannot guarantee how the MPSC may apply the statute. To the extent our energy supply costs are deemed imprudent by the applicable state regulatory commissions, or the passage of HB 193 reduces our recovery, we may not recover some of our costs, which could adversely impact our results of operations.

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

In June 2016, we filed an appeal of the MPSC decision regarding the disallowance of portfolio modeling costs in Montana District Court (Lewis & Clark County). Also, in September 2016, we appealed the MPSC’s decisions regarding the disallowance of Colstrip Unit 4 replacement power costs and the modeling/planning costs, arguing that these decisions were arbitrary and capricious, and violated Montana law. We brought this action in Montana District Court, as well (Yellowstone County). The briefing for the Yellowstone County case is currently scheduled to conclude by the end of the second quarter of 2017, and the briefing for the Lewis & Clark County case is currently scheduled to conclude by the end of the third quarter of 2017. While the courts are not obligated to rule on these appeals within a certain period of time, based on our experience, we believe we are likely to receive orders from the courts in these matters within 9-20 months of filing.

In addition, the November 2016 MPSC order addressing our hydro compliance filing reduced our recovery of certain costs and requires us to indicate by April 30, 2017, whether we intend to file a Montana electric rate case based on a 2016 test year. In April 2017, we submitted a filing to the MPSC responsive to the hydro compliance order, stating that we do not expect to file an electric rate case in 2017 based on a 2016 test year. In the hydro compliance order, the MPSC indicated that if we do not intend to file a rate case in 2017, the MPSC may require us to make an additional financial filing that would facilitate an assessment of whether the MPSC believes additional action would be required to fulfill its obligation to authorize just and reasonable rates.

In addition to our supply trackers, we file an annual property tax tracker with the MPSC for an automatic rate adjustment of our Montana property taxes, which allows recovery of 60 percent of the change in state and local taxes and fees. Adjusted rates are typically effective January 1st of each year. The MPSC identified concerns with the amount of annual increases proposed by the Montana Department of Revenue. In March 2017, the MPSC proposed new rules to establish minimum filing requirements for property tax trackers. Some of the proposed rules appear to be based on a narrow interpretation of the enabling statute and suggest that the MPSC will challenge the amount and allocation of these taxes to customers. If the MPSC adopts the rules as proposed, we may face obstacles to the same recovery that we now achieve. We cannot predict if the MPSC will adopt the rules as proposed, adopt modified rules, or not adopt any rules. Any change in recovery of property taxes could have a material impact on our results of operations.

Additionally, in our regulatory filings related to DGGS, we proposed an allocation of approximately 80% of costs to retail customers subject to the MPSC's jurisdiction and approximately 20% allocated to wholesale customers subject to FERC's jurisdiction. In March 2012, the MPSC's final order approved using our proposed cost allocation methodology, but requires us to complete a study of the relative contribution of retail and wholesale customers to regulation capacity needs. The results of this study may be used in determining future cost allocations between retail and wholesale customers. However, there is no assurance that both the MPSC and FERC will agree on the results of this study, which could result in an inability to fully recover our costs in a future electric general rate filing.

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

We must also comply with established reliability standards and requirements, which apply to the North American Electric Reliability Corporation (NERC) functions in both the Midwest Reliability Organization for our South Dakota operations and Western Electricity Coordination Council for our Montana operations. The FERC, NERC, or a regional reliability organization may assess penalties against any responsible entity that violates their rules, regulations or standards. Violations may be discovered through various means, including self-certification, self-reporting, compliance investigations, audits, periodic data submissions, exception reporting, and complaints. Penalties for the most severe violations can reach as high as approximately $1.2 million per violation, per day. If a serious reliability incident or other incidence of noncompliance did occur, it could have a material adverse effect on our operating and financial results.

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

In addition, new or revised statutes can also materially affect our operations through impacting existing regulations or requiring new regulations. These changes are ongoing, and we cannot predict the future course of changes or the ultimate effect that this changing environment will have on us. Changes in laws, and the resulting regulations and tariffs and how they are implemented and interpreted, may have a material adverse effect on our financial condition, results of operations and cash flows.

On June 22, 2016, then-President Obama signed the Securing America’s Future Energy: Protecting our Infrastructure of Pipelines and Enhancing Safety Act (SAFE PIPES Act), which would reauthorize appropriations for the Department of Transportation's Pipeline and Hazardous Materials Safety Administration (PHMSA) safety programs through 2019. The law prioritizes PHMSA's completion of outstanding regulations. In addition, PHMSA proposed regulations to safety standards for natural gas transmission and gathering pipelines. The long-anticipated proposal could impose significant regulatory requirements for additional miles of natural gas pipeline, including pipelines constructed prior to 1970 which were previously exempt from PHMSA regulations related to pressure testing. It would also create a new "Moderate Consequence Area" category to expand safety protocols to pipelines in moderately populated areas. The rule also would codify the Integrity Verification Process (IVP) which is a process that will require companies to have reliable, traceable, verifiable, and complete records for pipelines in certain areas. The rule would establish a deadline for IVP completion that we will be required to meet. Costs incurred to comply with the proposed regulations may be material.

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

In October 2015, the EPA issued standards for states to implement to control GHG emissions from existing electric generating units. These standards are referred to as the Clean Power Plan or CPP. We, along with a number of states and other parties, filed lawsuits against the EPA standards. In February 2016, the U.S. Supreme Court entered an order staying the implementation of the CPP standards. In a separate proceeding, in January 2017, the EPA denied our administrative Petition for Reconsideration that had requested the EPA reconsider the CPP on the grounds that the CO2 reductions in the CPP were substantially greater in Montana than in the proposed rule. In response, we filed a Petition for Review in the U.S. Court of Appeals for the District of Columbia in March 2017. Additional information regarding the CPP, the proposed reductions in South Dakota and Montana, and the pending litigation is included in Note 12 - Commitments and Contingencies to the Condensed Consolidated Financial Statements.

There is uncertainty associated with the new EPA Administration and the timeframe for actions that may be taken with regard to the existing and pending GHG-related regulations. In addition, in March 2017, President Trump signed an Executive Order instructing all federal agencies to review all regulations and other policies that burden the development or use of domestically produced energy resources and suspend, revise or rescind those that pose an undue burden beyond that required to protect the public interest. The order specifically identifies CPP as requiring review pursuant to this standard. In light of the Executive Order, the future of the CPP regulations and associated guidance is uncertain. However, if the CPP standards survive the Executive Order and judicial review and are implemented as written, they could result in significant additional compliance costs that would affect our future results of operations and financial position if such costs are not recovered through regulated rates. Due to the pending litigation and the uncertainties in the state approaches, the ultimate timing and impact of these standards on our operations cannot be determined with certainty at this time. Complying with the CO2 emission performance standards, and with other future environmental rules, may make it economically impractical to continue operating all or a portion of our jointly owned facilities or for individual owners to participate in their proportionate ownership of the coal-fired generating units. This could lead to significant impacts to customer rates for recovery of plant improvements and / or closure related costs and costs to procure replacement power. In addition, these changes could impact system reliability due to changes in generation sources.

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

The six owners of Colstrip currently share the operating costs pursuant to the terms of an operating agreement among the owners of Units 3 and 4 and a common facilities agreement among the owners of all four units. As a result of recently settled litigation brought by the Sierra Club and the Montana Environmental Information Center, against the owners and operator of Colstrip, the owners of Units 1 and 2 will be shutting down these units no later than July 2022. We do not have ownership in Units 1 and 2, and decisions regarding these units, including their shut down, were made by their respective owners. When Units 1 and 2 discontinue operation, we anticipate incurring incremental operating costs with respect to our interest in Unit 4. In addition, in May 2016, Talen provided a two-year notice of its intent to resign as the operator of Colstrip. We and the other owners are working to select a new operator, which we expect will increase operating costs. At this time we do not anticipate these increases will be material to our results of operations and cash flows. However, the ultimate shutdown of Talen's share of Colstrip Units 1 and 2 will have a negative impact on our transmission revenue due to less energy available to transmit across our transmission lines. This reduction would be incorporated in our next general electric rate filing, resulting in lower revenue credits to certain customers.

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

ITEM 6.                      EXHIBITS -

(a) Exhibits

Exhibit 10.1—Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 23, 2017, Commission File No. 1-10499).

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

NorthWestern Corporation
Date:	April 27, 2017	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1
Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 23, 2017, Commission File No. 1-10499).

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