Form 10-Q
period 2017-06-30
NORTHWESTERN CORP
filed 2017-07-26
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Common Stock, Par Value $0.01
48,471,447 shares outstanding at July 21, 2017

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Electric	$233,866	$248,403	$500,105	$489,745
Gas	49,993	44,717	151,066	135,914
Total Revenues	283,859	293,120	651,171	625,659
Operating Expenses
Cost of sales	84,000	81,693	203,817	197,127
Operating, general and administrative	75,188	72,579	156,150	152,440
Property and other taxes	39,481	35,208	79,409	70,629
Depreciation and depletion	41,495	39,898	82,956	79,788
Total Operating Expenses	240,164	229,378	522,332	499,984
Operating Income	43,695	63,742	128,839	125,675
Interest Expense, net	(23,408)	(26,421)	(46,808)	(50,930)
Other Income	2,123	1,195	3,623	4,297
Income Before Income Taxes	22,410	38,516	85,654	79,042
Income Tax Expense	(580)	(2,947)	(7,257)	(3,606)
Net Income	$21,830	$35,569	$78,397	$75,436

Average Common Shares Outstanding	48,451	48,309	48,418	48,275
Basic Earnings per Average Common Share	$0.45	$0.74	$1.62	$1.57
Diluted Earnings per Average Common Share	$0.44	$0.73	$1.61	$1.55
Dividends Declared per Common Share	$0.525	$0.50	$1.05	$1.00

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$21,830	$35,569	$78,397	75,436
Other comprehensive income (loss), net of tax:
Foreign currency translation	(104)	8	(53)	(110)
Reclassification of net losses on derivative instruments	93	37	186	74
Total Other Comprehensive (Loss) Income	(11)	45	133	(36)
Comprehensive Income	$21,819	$35,614	$78,530	$75,400

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$16,859	$5,079
Restricted cash	5,608	4,426
Accounts receivable, net	123,925	159,556
Inventories	50,599	49,206
Regulatory assets	35,898	50,041
Other	15,128	11,887
Total current assets	248,017	280,195
Property, plant, and equipment, net	4,261,983	4,214,892
Goodwill	357,586	357,586
Regulatory assets	641,720	602,943
Other noncurrent assets	47,626	43,705
Total Assets	$5,556,932	$5,499,321
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	2,053	$1,979
Short-term borrowings	303,658	300,811
Accounts payable	55,530	79,311
Accrued expenses	200,517	205,370
Regulatory liabilities	16,670	26,361
Total current liabilities	578,428	613,832
Long-term capital leases	23,320	24,346
Long-term debt	1,793,797	1,793,338
Deferred income taxes	615,510	575,582
Noncurrent regulatory liabilities	406,305	396,225
Other noncurrent liabilities	430,975	419,771
Total Liabilities	3,848,335	3,823,094
Commitments and Contingencies (Note 12)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 52,091,239 and 48,470,756 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	521	520
Treasury stock at cost	(96,689)	(95,769)
Paid-in capital	1,389,426	1,384,271
Retained earnings	424,920	396,919
Accumulated other comprehensive loss	(9,581)	(9,714)
Total Shareholders' Equity	1,708,597	1,676,227
Total Liabilities and Shareholders' Equity	$5,556,932	$5,499,321

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$78,397	$75,436
Items not affecting cash:
Depreciation and depletion	82,956	79,788
Amortization of debt issue costs, discount and deferred hedge gain	2,392	1,987
Stock-based compensation costs	3,826	3,361
Equity portion of allowance for funds used during construction	(2,298)	(1,608)
(Gain) loss on disposition of assets	(401)	1,054
Deferred income taxes	6,320	3,722
Changes in current assets and liabilities:
Restricted cash	(1,182)	46
Accounts receivable	35,631	38,577
Inventories	(1,393)	3,535
Other current assets	(3,241)	(7,365)
Accounts payable	(19,788)	(17,595)
Accrued expenses	(4,853)	786
Regulatory assets	14,143	10,865
Regulatory liabilities	(9,691)	(55,614)
Other noncurrent assets	(6,781)	(3,099)
Other noncurrent liabilities	3,767	7,118
Cash Provided by Operating Activities	177,804	140,994
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(119,123)	(121,246)
Proceeds from sale of assets	379	137
Cash Used in Investing Activities	(118,744)	(121,109)
FINANCING ACTIVITIES:
Treasury stock activity	411	(1,614)
Dividends on common stock	(50,396)	(47,865)
Issuance of long-term debt	—	60,000
Repayments on long-term debt	—	(55,000)
Issuances of short-term borrowings, net	2,847	26,932
Financing costs	(142)	(5,349)
Cash Used in Financing Activities	(47,280)	(22,896)
Increase (Decrease) in Cash and Cash Equivalents	11,780	(3,011)
Cash and Cash Equivalents, beginning of period	5,079	11,980
Cash and Cash Equivalents, end of period	$16,859	$8,969
Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income taxes	$61	$(2,922)
Interest	40,280	42,861
Significant non-cash transactions:
Capital expenditures included in accounts payable	9,776	11,054

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except per share data)

	Number of Common Shares	Number of Treasury Shares	Common Stock	Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2015	51,789	3,617	$518	$1,376,291	$(93,948)	$325,909	$(8,596)	$1,600,174

Net income	—	—	—	—	—	75,436	—	75,436
Accounting standard adoption	—	—	—	—	—	2,603	—	2,603
Foreign currency translation adjustment	—	—	—	—	—	—	(110)	(110)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	74	74
Stock-based compensation	167	28	—	4,065	(2,317)	—	—	1,748
Issuance of shares	—	—	2	(11)	—	—	—	(9)
Dividends on common stock ($1.00 per share)	—	—	—	—	—	(47,865)	—	(47,865)
Balance at June 30, 2016	51,956	3,645	$520	$1,380,345	$(96,265)	$356,083	$(8,632)	$1,632,051

Balance at December 31, 2016	51,958	3,626	$520	$1,384,271	$(95,769)	$396,919	$(9,714)	$1,676,227

Net income	—	—	—	—	—	78,397	—	78,397
Foreign currency translation adjustment	—	—	—	—	—	—	(53)	(53)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	186	186
Stock-based compensation	133	(6)	1	5,155	(920)	—	—	4,236
Dividends on common stock ($1.05 per share)	—	—	—	—	—	(50,396)	—	(50,396)
Balance at June 30, 2017	52,091	3,620	$521	$1,389,426	$(96,689)	$424,920	$(9,581)	$1,708,597

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to June 30, 2017, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain qualifying co-generation facilities and qualifying small power production facilities (QF). We identified one QF contract that may constitute a VIE. We entered into a 40-year power purchase contract in 1984 with this 35 Megawatt (MW) coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per Megawatt Hour (MWH) (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $233.1 million through 2024.

(2) New Accounting Standards

Accounting Standards Adopted

Stock Compensation - During the fourth quarter of 2016, we early adopted the provisions of Accounting Standards Update No. 2016-09 (ASU 2016-09), Improvements to Employee Share-Based Payment Accounting, revising certain elements of the accounting for share-based payments. As a result of this adoption, during the fourth quarter of 2016, excess tax benefits of $1.8 million related to vested share-based compensation awards were recorded as a decrease in income tax expense and a $0.04 increase in our earnings per share in the Condensed Consolidated Statement of Income. In addition, we recorded a cumulative-effect adjustment to retained earnings as of the date of adoption of $2.6 million in the Condensed Consolidated Balance Sheets. The guidance also requires that in future filings that include the previously issued interim financial information, the interim financial information is presented on a recast basis to reflect the adoption of ASU 2016-09 as of January 1, 2016. The Condensed Consolidated Financial Statements for the six months ended June 30, 2016, have been recast to reflect this adoption, resulting in an increase in net income and earnings per share.

Accounting Standards Issued

Revenue Recognition - In May 2014, the Financial Accounting Standards Board (FASB) issued accounting guidance on the recognition of revenue from contracts with customers, which will supersede nearly all existing revenue recognition guidance under GAAP. Under the new standard, entities will recognize revenue to depict the transfer of goods and services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from an entity’s contracts with customers.

We expect to adopt this standard for interim and annual periods beginning January 1, 2018, as required, and plan to use the modified retrospective method of adoption. This method requires a cumulative-effect adjustment to be recorded on the balance sheet as of the beginning of 2018, if applicable, as if the standard had always been in effect. Disclosures in 2018 will include a reconciliation of results under the new revenue recognition guidance compared with what would have been reported in 2018 under the old revenue recognition guidance in order to help facilitate comparability with the prior periods.

Our revenues are primarily from tariff based sales, which are in the scope of the guidance. We provide gas and/or electricity to customers under these tariffs without a defined contractual term (‘at-will’). We expect that the revenue from these arrangements will be equivalent to the electricity or gas supplied and billed in that period (including estimated billings). As such, we do not expect that there will be a significant shift in the timing or pattern of revenue recognition for such sales. The evaluation of other revenue streams is ongoing, including those tied to longer term contractual commitments. In our evaluation, we are also monitoring unresolved implementation issues for our industry, including the impacts of the guidance on our ability to recognize revenue for certain contracts where collectability is uncertain. The final resolution of these issues and completion of our assessment could impact our current accounting policies and revenue recognition.

Retirement Benefits - In March 2017, the FASB issued new guidance on the presentation of net periodic costs related to benefit plans. The new guidance requires the service cost component of net periodic benefit cost to be included within operating income within the same line as other compensation expenses. All other components of net periodic costs must be outside of operating income. In addition, the updated guidance permits only the service cost component of net periodic costs to be capitalized to inventory or property, plant and equipment. This represents a change from current accounting and financial reporting, with presentation of the aggregate net periodic benefit costs on the income statement within operating income, and which permits all components of net periodic costs to be capitalized.

This guidance is effective for interim and annual periods beginning January 1, 2018. These amendments will be applied retrospectively for the presentation of the various components of net periodic costs and prospectively for the change in eligible costs to be capitalized. We have not yet fully determined the impacts of adoption of the standard, but expect that as a result of application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the current ratemaking treatment.

Leases - In February 2016, the FASB issued revised guidance on accounting for leases. The new standard requires a lessee to recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms longer than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The new guidance will be effective for us in our first quarter of 2019 and early adoption is permitted. A modified retrospective transition approach is required for lessees for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of adoption of this guidance. We do not have a significant amount of capital or operating leases. Therefore, based on our initial analysis we do not expect this guidance to have a significant impact on our Financial Statements and disclosures other than an expected increase in assets and liabilities.

Statement of Cash Flows - In August 2016, the FASB issued guidance that addresses eight classification issues related to the presentation of cash receipts and cash payments in the statement of cash flows. The new guidance will be effective for us in our first quarter of 2018, with early adoption permitted. We are currently evaluating the impact of adoption of this guidance on our Statement of Cash Flows.

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

(3) Regulatory Matters

Montana Natural Gas General Rate Filing

In June 2017, we reached a settlement agreement with intervenors in our natural gas rate case. This settlement included an overall increase in delivery services and production charges of approximately $5.7 million, based upon a 6.96 percent rate of return (9.55 percent return on equity, 4.67 percent cost of debt and 53.2 percent debt to rate base). In our initial filing in September 2016, we requested an annual increase to natural gas rates of approximately $10.9 million, with rebuttal testimony filed in April 2017 supporting a revised requested annual increase to rates of approximately $9.4 million. The natural gas production part of this filing includes a request for cost-recovery and permanent inclusion in base rates of fields acquired in August 2012 and December 2013 in northern Montana's Bear Paw Basin. Actual production costs are currently recovered in customer rates on an interim basis through our supply tracker.

The MPSC held a work session on July 20, 2017, and voted to draft an order accepting the settlement with modifications. We estimate that these modifications lower the increase in delivery services and production charges to approximately $5.1 million. Due to the MPSC's modification of the settlement, any of the parties may elect to withdraw and request a new hearing. We will evaluate the impact of these modifications upon receipt of a final order, which we expect in August 2017.

QF Decision

Under the Public Utility Regulatory Policies Act (PURPA), electric utilities are required, with exceptions, to purchase energy and capacity from independent power producers that are QFs. The MPSC held a work session in June 2017 to discuss our application for approval of a revised tariff for standard rates for small QFs. In July 2017, the MPSC issued an order establishing a maximum 10-year contract length with a rate adjustment after the first five years, and approving rates that do not include costs associated with the risk of future carbon dioxide emissions regulations. We expect this will result in substantially lower rates for these contracts. In this same order, the MPSC indicated they will apply the 10-year contract term to us for future electric supply resource transactions. We have significant generation capacity deficits and negative reserve margins. In addition to our responsibility to meet peak demand, national reliability standards effective July 2016 require us to have even greater dispatchable generation capacity available and be capable of increasing or decreasing output to address the irregular nature of intermittent generation such as wind or solar. Our 2016 resource plan identified price and reliability risks to our customers of solely relying upon market purchases to address these needs. We are evaluating the impact of this decision and have suspended our competitive solicitation process to determine the lowest-cost / least-risk approach for addressing our intermittent capacity and reserve margin needs in Montana.

Montana House Bill 193 / Electric and Natural Gas Tracker Filings

House Bill 193 - In April 2017, the Montana legislature passed House Bill 193 (HB 193), repealing the statute that provided for mandatory recovery of our prudently incurred electric supply costs effective July 1, 2017. In May 2017, the MPSC issued a Notice of Commission Action (NCA) initiating a process to develop a replacement electric tracker mechanism. We filed a motion for reconsideration of the May 2017 NCA. On July 7, 2017, the MPSC issued an additional NCA addressing the arguments in our motion for reconsideration and identifying three replacement mechanism alternatives for consideration. Two of the replacement mechanism alternatives identified include updating the fixed rate portion of the recovery of our electric supply assets in addition to the variable costs that were recovered through the prior electric tracker. This would be accomplished through an electric supply revenue requirements filing to be made by us by September 30, 2017. The July 2017 NCA also raises questions regarding our earnings as compared with our authorized rate of return for 2016 for electric supply. As noted below in the hydro compliance filing discussion, our 2016 MPSC annual report indicates we earned less than our authorized rate of return with electric delivery service and supply combined. The NCA established a timeline for the parties to provide comments in July 2017, on the issue of whether the MPSC should require a September 2017 filing, and we are awaiting a further decision.

On July 14, 2017, we filed a proposed electric Power Cost and Credit Adjustment Mechanism (PCCAM) with the MPSC. We believe the PCCAM filing is consistent with the MPSC's advocacy for HB 193, the MPSC's May and July 2017 NCAs, and the Montana-Dakota Utilities (MDU) Montana adjustment mechanism that allows for recovery of 90 percent of the increases or decreases in fuel and purchased energy costs from an established baseline. However, we cannot guarantee how the MPSC may apply the statute in establishing a revised mechanism. We expect application of the new mechanism to variable costs to be retroactive to the effective date of HB 193.

Electric Tracker Open Dockets - 2015/2016 - 2016/2017 - Under the previous statutory tracker mechanism, each year we submitted an electric tracker filing for recovery of supply costs for the 12-month period ended June 30 and for the projected supply costs for the next 12-month period, which were subject to a prudency review. In June 2017, the MPSC consolidated the dockets for the 2015/2016 and 2016/2017 tracker periods, which are approved on an interim basis. The MPSC has not established a schedule regarding these remaining open dockets under the prior statutory tracker.

Natural Gas Tracker - 2016/2017 - In May 2017, we filed our annual natural gas tracker filing for the 2016/2017 tracker period, which the MPSC approved on an interim basis. HB 193 does not impact our natural gas recovery mechanism.

Electric Tracker Litigation - 2012/2013 - 2013/2014 (Consolidated Docket) and 2014/2015 (2015 Tracker) - In 2016, we received final electric tracker orders from the MPSC in the Consolidated Docket and 2015 Tracker, resulting in a $12.4 million disallowance of costs, including interest. In June 2016, we filed an appeal in Montana District Court (Lewis & Clark County) of the MPSC decision in our 2015 Tracker docket to disallow certain portfolio modeling costs. Also, in September 2016, we appealed the MPSC’s decisions in the Consolidated Docket regarding the disallowance of replacement power costs from a 2013 outage at Colstrip Unit 4 and the modeling/planning costs, arguing that these decisions were arbitrary and capricious, and violated Montana law. We brought this action in Montana District Court, as well (Yellowstone County). In the Consolidated Docket appeal, we abandoned our appeal of the modeling costs (approximately $0.3 million) reserving the issue for our 2015 Tracker appeal. The briefing in the Consolidated Docket appeal concluded in May 2017, and we expect a decision within the next 12 months. We expect a decision in the 2015 Tracker appeal in the next 12 to 18 months.

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

On April 26, 2017, we filed our required annual report with the MPSC regarding 2016 results, which indicates we earned less than our authorized rate of return. At the same time, we also submitted a filing to the MPSC responsive to the hydro compliance order, indicating we do not expect to file an electric rate case in 2017 based on a 2016 test year. However, we indicated we expect to file a general electric rate case in 2018 based on a 2017 test year. In the hydro compliance order, the MPSC indicated that if we do not intend to file a rate case in 2017, the MPSC may require us to make an additional financial filing that would facilitate an assessment of whether the MPSC believes additional action would be required to fulfill its obligation to authorize just and reasonable rates.

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

The following table summarizes the significant differences in income tax expense based on the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended June 30,
	2017		2016
Income Before Income Taxes	$22,410		$38,516

Income tax calculated at 35% federal statutory rate	7,844	35.0%	13,481	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(492)	(2.2)	(1,025)	(2.7)
Flow-through repairs deductions	(4,753)	(21.2)	(6,971)	(18.1)
Production tax credits	(1,459)	(6.5)	(2,324)	(6.0)
Plant and depreciation of flow through items	(686)	(3.1)	(246)	(0.6)
Prior year permanent return to accrual adjustments	—	—	(128)	(0.3)
Other, net	126	0.6	160	0.4
	(7,264)	(32.4)	(10,534)	(27.3)

Income Tax Expense	$580	2.6%	$2,947	7.7%

	Six Months Ended June 30,
	2017		2016
Income Before Income Taxes	$85,654		$79,042

Income tax calculated at 35% federal statutory rate	29,979	35.0%	27,665	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions (1)	(1,326)	(1.5)	(2,292)	(2.9)
Flow-through repairs deductions	(13,550)	(15.8)	(13,645)	(17.3)
Production tax credits	(5,290)	(6.2)	(5,099)	(6.5)
Plant and depreciation of flow through items	(2,126)	(2.5)	(1,184)	(1.5)
Share-based compensation (1)	(399)	(0.5)	(1,646)	(2.1)
Prior year permanent return to accrual adjustments	—	—	(128)	(0.1)
Other, net	(31)	—	(65)	—
	(22,722)	(26.5)	(24,059)	(30.4)

Income Tax Expense	$7,257	8.5%	$3,606	4.6%

(1)         We adopted the provisions of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, during the fourth quarter of 2016, which resulted in the recognition of $1.8 million in excess tax benefits. In accordance with the guidance, the impact of this adoption is reflected as of January 1, 2016, and included in the state income, net of federal provisions, and share-based compensation lines, resulting in a reduction in tax expense for the six months ended June 30, 2016.

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We have unrecognized tax benefits of approximately $84.4 million as of June 30, 2017, including approximately $66.7 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the six months ended June 30, 2017 we recognized $0.3 million of expense for interest and penalties in the Condensed Consolidated Statements of Income. During the six months ended June 30, 2016, we recognized $0.3 million of expense for interest and penalties in the Condensed Consolidated Statements of Income. As of June 30, 2017 and December 31, 2016, we had $1.0 million and $0.7 million, respectively, of interest accrued in the Condensed Consolidated Balance Sheets.

Our federal tax returns from 2000 forward remain subject to examination by the Internal Revenue Service.

(5) Goodwill

We completed our annual goodwill impairment test as of April 1, 2017, and no impairment was identified. We calculate the fair value of our reporting units by considering various factors, including valuation studies based primarily on a discounted cash flow analysis, with published industry valuations and market data as supporting information. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in our service territory, regulatory stability, and commodity prices (where appropriate), as well as other factors that affect our revenue, expense and capital expenditure projections.

There were no changes in our goodwill during the six months ended June 30, 2017. Goodwill by segment is as follows for both June 30, 2017 and December 31, 2016 (in thousands):

Electric	$243,558
Natural gas	114,028
Total	$357,586

(6) Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	Three Months Ended
	June 30, 2017			June 30, 2016
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(104)	$—	$(104)	$8	$—	$8
Reclassification of net losses on derivative instruments	153	(60)	93	62	(25)	37
Other comprehensive income (loss)	$49	$(60)	$(11)	$70	$(25)	$45

	Six Months Ended
	June 30, 2017			June 30, 2016
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(53)	$—	$(53)	$(110)	$—	$(110)
Reclassification of net losses on derivative instruments	306	(120)	186	124	(50)	74
Other comprehensive income (loss)	$253	$(120)	$133	$14	$(50)	$(36)

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	June 30, 2017	December 31, 2016
Foreign currency translation	$1,327	$1,380
Derivative instruments designated as cash flow hedges	(10,166)	(10,352)
Postretirement medical plans	(742)	(742)
Accumulated other comprehensive loss	$(9,581)	$(9,714)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		June 30, 2017
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,259)	$(742)	$1,431	(9,570)
Other comprehensive loss before reclassifications		—	—	(104)	(104)
Amounts reclassified from AOCL	Interest Expense	93	—	—	93
Net current-period other comprehensive income (loss)		93	—	(104)	(11)
Ending balance		$(10,166)	$(742)	$1,327	$(9,581)

		Three Months Ended
		June 30, 2016
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,977)	$(937)	$1,237	(8,677)
Other comprehensive income before reclassifications		—	—	8	8
Amounts reclassified from AOCL	Interest Expense	37	—	—	37
Net current-period other comprehensive income		37	—	8	45
Ending balance		$(8,940)	$(937)	$1,245	$(8,632)

		Six Months Ended
		June 30, 2017
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,352)	(742)	$1,380	(9,714)
Other comprehensive loss before reclassifications		—	—	(53)	(53)
Amounts reclassified from AOCL	Interest Expense	186	—	—	186
Net current-period other comprehensive income (loss)		186	—	(53)	133
Ending balance		$(10,166)	$(742)	$1,327	$(9,581)

		Six Months Ended
		June 30, 2016
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,014)	(937)	$1,355	(8,596)
Other comprehensive loss before reclassifications		—	—	(110)	(110)
Amounts reclassified from AOCL	Interest Expense	74	—	—	74
Net current-period other comprehensive income (loss)		74	—	(110)	(36)
Ending balance		$(8,940)	$(937)	$1,245	$(8,632)

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

Normal Purchases and Normal Sales

We have applied the normal purchase and normal sale scope exception (NPNS) to our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no unrealized amounts recorded in the Financial Statements at June 30, 2017 and December 31, 2016. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

	Location of amount reclassified from AOCL to Income	Amount Reclassified from AOCL into Income during the Six Months Ended June 30, 2017

Interest rate contracts	Interest Expense	$307

A pre-tax loss of approximately $16.8 million is remaining in AOCL as of June 30, 2017, and we expect to reclassify approximately $0.6 million of pre-tax losses from AOCL into interest expense during the next twelve months. These amounts relate to terminated swaps.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
June 30, 2017
Restricted cash	$5,354	$—	$—	$—	$5,354
Rabbi trust investments	29,012	—	—	—	29,012
Total	$34,366	$—	$—	$—	$34,366

December 31, 2016
Restricted cash	$4,164	$—	$—	$—	$4,164
Rabbi trust investments	25,064	—	—	—	25,064
Total	$29,228	$—	$—	$—	$29,228

Restricted cash represents amounts held in money market mutual funds. Rabbi trust investments represent assets held for non-qualified deferred compensation plans, which consist of our common stock and actively traded mutual funds with quoted prices in active markets.

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	1,793,797	$1,898,482	$1,793,338	$1,852,052

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

Financial data for the business segments are as follows (in thousands):

Three Months Ended
June 30, 2017	Electric	Gas	Other	Eliminations	Total
Operating revenues	233,866	$49,993	$—	$—	$283,859
Cost of sales	70,146	13,854	—	—	84,000
Gross margin	163,720	36,139	—	—	199,859
Operating, general and administrative	54,086	20,206	896	—	75,188
Property and other taxes	30,909	8,569	3	—	39,481
Depreciation and depletion	34,105	7,382	8	—	41,495
Operating income (loss)	44,620	(18)	(907)	—	43,695
Interest expense	(21,064)	(1,500)	(844)	—	(23,408)
Other income	917	489	717	—	2,123
Income tax (expense) benefit	(523)	817	(874)	—	(580)
Net income (loss)	$23,950	$(212)	$(1,908)	$—	$21,830
Total assets	$4,439,694	$1,114,426	$2,812	—	$5,556,932
Capital expenditures	$55,995	$11,609	$—	—	$67,604

Three Months Ended
June 30, 2016	Electric	Gas	Other	Eliminations	Total
Operating revenues	$248,403	$44,717	$—	$—	$293,120
Cost of sales	72,165	9,528	—	—	81,693
Gross margin	176,238	35,189	—	—	211,427
Operating, general and administrative	51,568	20,585	426	—	72,579
Property and other taxes	27,322	7,883	3	—	35,208
Depreciation and depletion	32,544	7,346	8	—	39,898
Operating income (loss)	64,804	(625)	(437)	—	63,742
Interest expense	(24,119)	(1,814)	(488)	—	(26,421)
Other income	687	271	237	—	1,195
Income tax (expense) benefit	(3,331)	1,278	(894)	—	(2,947)
Net income (loss)	$38,041	$(890)	$(1,582)	$—	$35,569
Total assets	$4,221,293	$1,080,065	$6,248	$—	$5,307,606
Capital expenditures	$57,938	$11,990	$—	$—	$69,928

Six Months Ended
June 30, 2017	Electric	Gas	Other	Eliminations	Total
Operating revenues	500,105	$151,066	$—	$—	$651,171
Cost of sales	155,531	48,286	—	—	203,817
Gross margin	344,574	102,780	—	—	447,354
Operating, general and administrative	112,705	41,835	1,610	—	156,150
Property and other taxes	62,070	17,333	6	—	79,409
Depreciation and depletion	68,175	14,765	16	—	82,956
Operating income (loss)	101,624	28,847	(1,632)	—	128,839
Interest expense	(42,101)	(3,046)	(1,661)	—	(46,808)
Other income	1,623	717	1,283	—	3,623
Income tax (expense) benefit	(3,410)	(6,134)	2,287	—	(7,257)
Net income	$57,736	$20,384	$277	$—	$78,397
Total assets	$4,439,694	$1,114,426	$2,812	—	$5,556,932
Capital expenditures	$97,036	$22,087	$—	—	$119,123
_

Six Months Ended
June 30, 2016	Electric	Gas	Other	Eliminations	Total
Operating revenues	$489,745	$135,914	$—	$—	$625,659
Cost of sales	155,789	41,338	—	—	197,127
Gross margin	333,956	94,576	—	—	428,532
Operating, general and administrative	107,011	42,497	2,932	—	152,440
Property and other taxes	54,751	15,872	6	—	70,629
Depreciation and depletion	65,065	14,707	16	—	79,788
Operating income (loss)	107,129	21,500	(2,954)	—	125,675
Interest expense	(46,174)	(3,769)	(987)	—	(50,930)
Other income	1,154	580	2,563	—	4,297
Income tax (expense) benefit (1)	(4,346)	(1,743)	2,483	—	(3,606)
Net income (1)	$57,763	$16,568	$1,105	$—	$75,436
Total assets	$4,221,293	$1,080,065	$6,248	$—	$5,307,606
Capital expenditures	$99,563	$21,683	$—	$—	$121,246
______________
(1)         We adopted the provisions of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, during the fourth quarter of 2016, which resulted in the recognition of $1.8 million in excess tax benefits. In accordance with the guidance, the $1.8 million impact of this adoption is reflected as of January 1, 2016, which resulted in an increase in net income for the six months ended June 30, 2016 above.

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

	Three Months Ended
	June 30, 2017	June 30, 2016
Basic computation	48,450,639	48,308,656
Dilutive effect of:
Performance share awards (1)	130,772	76,877

Diluted computation	48,581,411	48,385,533

	Six Months Ended
	June 30, 2017	June 30, 2016
Basic computation	48,418,368	48,275,482
Dilutive effect of:
Performance share awards (1)	129,383	76,737

Diluted computation	48,547,751	48,352,219
_______
(1)          Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

We adopted the provisions of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, during the fourth quarter of 2016. Under this ASU, the assumed proceeds from applying the treasury stock method when computing earnings per share no longer includes the amount of excess tax benefits or deficiencies that used to be recognized as additional paid-in capital. This change in the treasury stock method was made on a prospective basis, with adjustments reflected as of January 1, 2016. The changes to the treasury stock method required by this ASU increased dilutive shares by 10,090 and 10,116 for the three and six months ended June 30, 2016.

(11) Employee Benefit Plans

Net periodic benefit cost (income) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Components of Net Periodic Benefit Cost (Income)
Service cost	$2,367	$2,941	$100	$116
Interest cost	6,388	6,539	178	196
Expected return on plan assets	(5,974)	(7,043)	(211)	(260)
Amortization of prior service cost	—	61	(470)	(470)
Recognized actuarial loss	1,944	2,478	81	71
Net Periodic Benefit Cost (Income)	$4,725	$4,976	$(322)	$(347)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Components of Net Periodic Benefit Cost (Income)
Service cost	$5,497	$5,880	$228	$246
Interest cost	12,817	13,105	358	398
Expected return on plan assets	(11,982)	(14,124)	(424)	(521)
Amortization of prior service cost	2	123	(941)	(941)
Recognized actuarial loss	3,919	4,944	159	158
Net Periodic Benefit Cost (Income)	$10,253	$9,928	$(620)	$(660)

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, the majority of our environmental reserve relates to the remediation of former manufactured gas plant sites owned by us and is estimated to range between $27.9 million to $32.6 million. As of June 30, 2017, we have a reserve of approximately $30.6 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $23.8 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies, implementing remedial actions pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources, and conducting ongoing monitoring and operation and maintenance activities. As of June 30, 2017, the reserve for remediation costs at this site is approximately $10.4 million, and we estimate that approximately $5.9 million of this amount will be incurred during the next five years.

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

In addition, we own or have responsibility for sites in Butte, Missoula and Helena, Montana on which former manufactured gas plants were located. The Butte and Helena sites, both listed as high priority sites on Montana's state superfund list, were placed into the Montana Department of Environmental Quality (MDEQ) voluntary remediation program for cleanup due to soil and groundwater impacts. Soil and coal tar were removed at the sites in accordance with MDEQ requirements. Groundwater monitoring is conducted semiannually at both sites. In August 2016, the MDEQ sent us a Notice of Potential Liability and Request for Remedial Action regarding the Helena site. At MDEQ's direction, a soil vapor analysis plan for the two buildings located on the Helena site was submitted in January 2017. MDEQ reviewed the results of the analysis and indicated that work should be postponed until the winter of 2017-2018 to be integrated in an overall remediation plan for the Helena site. We expect to continue soil and groundwater sampling at the Helena site. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of additional remedial actions and/or investigations, if any, at the Butte site.

An investigation conducted at the Missoula site did not require remediation activities, but required preparation of a groundwater monitoring plan. Monitoring wells have been installed and groundwater is monitored semiannually. At the request of Missoula Valley Water Quality District (MVWQD), a draft risk assessment was prepared for the Missoula site and presented to the MVWQD. We and the MVWQD agreed additional site investigation work is appropriate. Analytical results from an October 2016 sampling exceeded the Montana Maximum Contaminant Level for benzene and/or total cyanide in certain monitoring wells. These results were forwarded to MVWQD which shared the same with the MDEQ. MDEQ requested that MVWQD file a formal complaint with MDEQ's Enforcement Division, which MVWQD filed in July 2017. This is expected to prompt MDEQ to reevaluate its position concerning listing the Missoula site on the State of Montana's superfund list. New landowners purchased a portion of the Missoula site using funding provided by a third party. The terms of the funding require the new landowners to address environmental issues. The new landowners contacted us and have requested a meeting to address concerns. After researching historical ownership we have identified another potentially responsible party with whom we have initiated communications regarding the site. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of risk-based remedial action, if any, at the Missoula site.

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

While numerous bills have been introduced that address climate change from different perspectives, including through direct regulation of GHG emissions, the establishment of cap and trade programs and the establishment of Federal renewable portfolio standards, Congress has not passed any federal climate change legislation and we cannot predict the timing or form of any potential legislation. In the absence of such legislation, EPA is presently regulating new and existing sources of GHG emissions through regulations. EPA is currently reviewing its existing regulations as a result of an Executive Order issued by President Trump on March 28, 2017 (the Executive Order) instructing all federal agencies to review all regulations and other policies (specifically including the Clean Power Plan , which is discussed in further detail below) that burden the development or use of domestically produced energy resources and suspend, revise or rescind those that pose an undue burden beyond that required to protect the public interest.

One of the regulations that the EPA was instructed to review under the Executive Order is the final standards of performance issued by EPA on August 3, 2015 which limit GHG emissions from new, modified and reconstructed fossil fuel generating units and from newly constructed and reconstructed natural gas combined cycle (NGCC) units. The standards reflect the degree of emission limitations achievable through the application of the best system of emission reduction that the EPA determined has been demonstrated for each type of unit.

Another regulation that the EPA was instructed to review pursuant to the Executive Order is its final regulation establishing GHG performance standards for existing power plants under Clean Air Act Section 111(d), which was published in October, 2015, and is referred to as the Clean Power Plan (CPP). The CPP establishes CO2 emission performance standards for existing electric utility steam generating units and NGCC units.

Under the CPP, states may develop implementation plans for affected units to meet the individual state GHG emission reduction targets established in the CPP or may adopt a federal plan. The CPP may require reductions in CO2 emissions from

2012 emission levels of up to 38.4 percent in South Dakota and 47.4 percent in Montana by 2030. Neither South Dakota nor Montana has submitted implementation plans to date.

Following the issuance of the CPP, judicial appeals were filed in the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), including an appeal by us filed on October 23, 2015. The United States Supreme Court (Supreme Court) issued a stay of the CPP on February 9, 2016 pending resolution of the appeals by the D.C. Circuit and possibly the Supreme Court. Oral argument on the case was held in September 2016. In April 2017, the D.C. Circuit granted the EPA's request to hold the case in abeyance pursuant to the Executive Order, but only for a period of sixty days.

In addition, administrative requests for reconsideration of the CPP were filed with the EPA, including one filed by us in December 2015. We requested the EPA reconsider the CPP, in part, on the grounds that the CO2 reductions in the CPP applicable to Montana were substantially greater than the reductions the EPA had originally proposed. The EPA denied the petition for reconsideration on January 11, 2017, and we appealed that denial to the D.C. Circuit on March 13, 2017. The EPA has also requested that this case be held in abeyance. No action has been taken by the D.C. Circuit in this case.

There is no certainty as to what, if any, action the D.C. Circuit may take in either of these two cases before the EPA takes action to address the CPP.

If the CPP survives the Executive Order, the legal challenges described above, and is implemented as written, it could result in significant additional compliance costs that would affect our future results of operations and financial position if such costs are not recovered through regulated rates. We will continue working with federal and state regulatory authorities, other utilities, and stakeholders to seek relief from the CPP that, in our view, disproportionately impacts customers in our region. We cannot predict the ultimate outcome of these matters or what our obligations might be under the state compliance plans with any degree of certainty until they are finalized; however, complying with the CO2 emission performance standards in the CPP, and with other future environmental rules, may make it economically impractical to continue operating all or a portion of our jointly owned facilities or for individual owners to participate in their proportionate ownership of the coal-fired generating units. This could lead to significant impacts to customer rates for recovery of plant improvements and / or closure related costs and costs to procure replacement power. In addition, these changes could impact system reliability due to changes in generation sources.

In addition, future additional requirements to reduce GHG emissions could cause us to incur material costs of compliance, increase our costs of procuring electricity, decrease transmission revenue and impact cost recovery. Technology to efficiently capture, remove and/or sequester such GHG emissions may not be available within a timeframe consistent with the implementation of any such requirements. Physical impacts of climate change also may present potential risks for severe weather, such as droughts, fires, floods, ice storms and tornadoes, in the locations where we operate or have interests. These potential risks may impact costs for electric and natural gas supply and maintenance of generation, distribution, and transmission facilities.

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

In December 2011, the EPA issued a final rule relating to Mercury and Air Toxics Standards (MATS). Among other things, the MATS set stringent emission limits for acid gases, mercury, and other hazardous air pollutants from new and existing electric generating units. The rule was challenged by industry groups and states, and was upheld by the D.C. Circuit in April 2014. The decision was appealed to the Supreme Court and in June 2015, the Supreme Court issued an opinion that the EPA did not properly consider the costs to industry when making the requisite “appropriate and necessary” determination as part of its analysis in connection with the issuance of the MATS rule. The Supreme Court remanded the case back to the D.C. Circuit, and the D.C. Circuit remanded, without vacatur, the MATS rule to the EPA, leaving the rule in place. In April 2016, the EPA published its final supplemental finding that it is "appropriate and necessary" to regulate coal and oil-fired units under Section 112 of the Clean Air Act. Although industry and trade associations have filed a lawsuit in the D.C. Circuit challenging the EPA's supplemental finding and the D.C. Circuit recently delayed oral argument in the case at the request of the Trump administration, installation or upgrading of relevant environmental controls at our affected plants is complete and we are controlling emissions of mercury under the state and Federal MATS rules.

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

Regarding the CPP, as discussed above, we cannot predict the impact of the CPP on NorthWestern until there is a definitive judicial decision or administrative action by the EPA to withdraw or significantly change the CPP.

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

Pacific Northwest Solar Litigation

Pacific Northwest Solar, LLC (PNWS) is an Oregon solar QF developer with which we began negotiating in early 2016 to purchase capacity and energy at our avoided cost under the QF-1 option 1(a) tariff standard rates in accordance with PURPA as implemented by the FERC and the MPSC.
On June 16, 2016, however, the MPSC entered a Notice of Commission Action (MPSC Notice) suspending the availability of QF-1 option 1(a) standard rates for solar projects greater than 100 kW, which included the various projects proposed by PNWS. The MPSC exempted from the suspension any contracts with solar QFs greater than 100 kW, but no larger than 3 MW, at the standard tariff rate, if prior to the date of the MPSC Notice, the QF had submitted a signed power purchase agreement and had executed an interconnection agreement. PNWS had not obtained interconnection agreements for any of its projects as of June 16, 2016 and, based on the MPSC Notice and subsequent July 25, 2016 Order 7500 of like effect from the MPSC, we discontinued further negotiations with PNWS.

On August 30, 2016, PNWS sent us a letter demanding that we enter into power purchase agreements for 21 solar projects and threatening to sue us for $106 million if we did not accede to its demand. We declined to do so, and on November 16, 2016, PNWS sued us in state court seeking unspecified damages for breach of contract and other relief, including a judicial declaration that some or all of the proposed power purchase agreements were in effect. We removed the state lawsuit to the United States District Court for the District of Montana, which then stayed the case until September 29, 2017, so that the MPSC could consider related issues that might bear on the issues raised in PNWS's lawsuit.

On July 19, 2017, we and PNWS entered into a partial settlement agreement that resolved some but not all of PNWS' litigation claims. In return for our support of PNWS' application to the MPSC for approval of its first four solar projects, PNWS agreed to drop its damage claims related to the other 17 projects. If the MPSC approves the four projects, PNWS will also drop its damage claims related to those four projects. If the MPSC does not approve the four projects, PNWS will be able to pursue all of its claims related to those four projects. PNWS can continue to seek (and we can continue to oppose) regulatory approval of the remaining projects, but PNWS will not pursue monetary damage claims related to those projects.

We dispute all of the claims that PNWS has made in its lawsuit and intend to vigorously defend those that have not been resolved by the partial settlement. This matter is in the initial stages, and we cannot predict an outcome or estimate the amount or range of loss that would be associated with an adverse result on the remaining claims.

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

Following the 2012 remand, the case laid dormant for four years until the State filed its complaint on remand with the State District Court. The complaint on remand renews all of the State’s claims that the rivers on which the 10 hydroelectric facilities are located are navigable (including the Great Falls Reach), that because they were navigable the riverbeds became State lands upon Montana’s statehood in 1889 and that the State is entitled to rent for their use. The State’s complaint on remand does not claim any specific rental amount. Pursuant to the terms of our acquisition of the hydroelectric facilities, Talen and NorthWestern will share jointly the expense of this litigation, and Talen is responsible for any rents applicable to the periods of time prior to the acquisition (i.e., before November 18, 2014), while we are responsible for periods thereafter.

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

On May 19, 2016, the State asked the Federal District Court to remand the case back to the State District Court and to dismiss Talen’s consent to removal. The parties briefed the remand issue and oral argument was held before the Magistrate on January 17, 2017. On January 23, 2017 the Magistrate issued his Findings and Recommendation. The Magistrate recommended the Federal District Court remand the case to State District Court. On February 20, 2017, we filed objections to the Magistrate’s Findings and Recommendation, arguing that the Federal District Court should retain jurisdiction. The following day Talen filed its objections to the Federal Magistrate’s Findings and Recommendation, which we joined in on February 23, 2017. On March 21, 2017, the State filed its response to the objections. On March 24, 2017, in separate motions, both we and Talen filed motions asking the Federal District Court to hear oral argument on our respective objections. On July 10, 2017, the Federal District Court granted the motions for oral argument. Oral argument will be held before the U.S. District Judge on August 16, 2017. Our objections to the Magistrate's Findings and Recommendation along with Talen's and our motions to dismiss the State's claim regarding the Great Falls Reach remain pending. The Federal District Court will not address the motions to dismiss unless it retains jurisdiction. If the case is remanded to State District Court, we will file new motions to dismiss regarding the Great Falls Reach.

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

HOW WE PERFORMED AGAINST OUR SECOND QUARTER 2016 RESULTS

	Quarter-over-Quarter Change

Gross Margin by Segment(1)
Electric	$(12.4)M	ê	(7.0)%
Natural Gas	$0.9M	é	2.6%

Operating Income	$(20.0)M	ê	(31.5)%

Net Income	$(13.7)M	ê	(38.6)%

EPS (Diluted)	$(0.29)	ê	(39.7)%
(1) Non-GAAP financial measure. See "non-GAAP Financial Measure" below.

SIGNIFICANT DEVELOPMENTS IN Q2 2017

•
A decrease in net income of $13.7 million, primarily due to the recognition in 2016 of $14.2 million of deferred revenue as a result of a MPSC final order in our tracker filings, lower retail electric volumes and higher operating expenses in 2017.

Following is a brief overview of significant items for 2017.

SIGNIFICANT TRENDS AND REGULATION

Montana Natural Gas General Rate Filing

In June 2017, we reached a settlement agreement with intervenors in our natural gas rate case. This settlement included an overall increase in delivery services and production charges of approximately $5.7 million, based upon a 6.96 percent rate of return (9.55 percent return on equity, 4.67 percent cost of debt and 53.2 percent debt to rate base). In our initial filing in September 2016, we requested an annual increase to natural gas rates of approximately $10.9 million, with rebuttal testimony filed in April 2017 supporting a revised requested annual increase to rates of approximately $9.4 million. The natural gas production part of this filing includes a request for cost-recovery and permanent inclusion in base rates of fields acquired in August 2012 and December 2013 in northern Montana's Bear Paw Basin. Actual production costs are currently recovered in customer rates on an interim basis through our supply tracker.

The MPSC held a work session on July 20, 2017, and voted to draft an order accepting the settlement with modifications. We estimate that these modifications lower the increase in delivery services and production charges to approximately $5.1 million. Due to the MPSC's modification of the settlement, any of the parties may elect to withdraw and request a new hearing. We will evaluate the impact of these modifications upon receipt of a final order, which we expect in August 2017.

QF Decision

Under the PURPA, electric utilities are required, with exceptions, to purchase energy and capacity from independent power producers that are QFs. The MPSC held a work session in June 2017 to discuss our application for approval of a revised tariff for standard rates for small QFs. In July 2017, the MPSC issued an order establishing a maximum 10-year contract length with a rate adjustment after the first five years, and approving rates that do not include costs associated with the risk of potential future carbon dioxide emissions regulations. We expect this will result in substantially lower rates for these contracts. In this same order, the MPSC indicated they will apply the 10-year contract term to us for future electric supply resource transactions. We have significant generation capacity deficits and negative reserve margins. In addition to our responsibility to meet peak demand, national reliability standards effective July 2016 require us to have even greater dispatchable generation capacity available and be capable of increasing or decreasing output to address the irregular nature of intermittent generation such as wind or solar. Our 2016 resource plan identified price and reliability risks to our customers of solely relying upon market purchases to address these needs. We are evaluating the impact of this decision and have suspended our competitive solicitation process to determine the lowest-cost / least-risk approach for addressing our intermittent capacity and reserve margin needs in Montana.

Montana House Bill 193 / Electric and Natural Gas Tracker Filings

House Bill 193 - In April 2017, the Montana legislature passed HB 193, repealing the statute that provided for mandatory recovery of our prudently incurred electric supply costs effective July 1, 2017. In May 2017, the MPSC issued a NCA initiating a process to develop a replacement electric tracker mechanism. We filed a motion for reconsideration of the May 2017 NCA. On July 7, 2017, the MPSC issued an additional NCA addressing the arguments in our motion for reconsideration and identifying three replacement mechanism alternatives for consideration, and establishing a timeline. Two of the replacement mechanism alternatives identified include updating the fixed rate portion of the recovery of our electric supply assets in addition to the variable costs that were recovered through the prior electric tracker. This would be accomplished through an electric supply revenue requirements filing to be made by us by September 30, 2017. The July 2017 NCA also raises questions regarding our earnings as compared with our authorized rate of return for 2016 for electric supply. As noted below in the hydro compliance filing discussion, our 2016 MPSC annual report indicates we earned less than our authorized rate of return with electric delivery service and supply combined. The NCA established a timeline for the parties to provide comments in July 2017, on the issue of whether the MPSC should require a September 2017 filing, and we are awaiting a further decision.

On July 14, 2017, we filed a proposed electric PCCAM with the MPSC. We believe the PCCAM filing is consistent with the MPSC's advocacy for HB 193, the MPSC's May and July 2017 NCAs and the MDU Montana adjustment mechanism that allows for recovery of 90 percent of the increases or decreases in fuel and purchased energy costs from an established baseline. However, we cannot guarantee how the MPSC may apply the statute in establishing a revised mechanism. We expect application of the new mechanism to variable costs to be retroactive to the effective date of HB 193.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016

	Three Months Ended June 30,
	2017	2016	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$233.9	$248.4	$(14.5)	(5.8)%
Natural Gas	50.0	44.7	5.3	11.9
Total Operating Revenues	$283.9	$293.1	$(9.2)	(3.1)%

	Three Months Ended June 30,
	2017	2016	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$70.1	$72.2	$(2.1)	(2.9)%
Natural Gas	13.9	9.5	4.4	46.3
Total Cost of Sales	$84.0	$81.7	$2.3	2.8%

	Three Months Ended June 30,
	2017	2016	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$163.8	$176.2	$(12.4)	(7.0)%
Natural Gas	36.1	35.2	0.9	2.6
Total Gross Margin	$199.9	$211.4	$(11.5)	(5.4)%

Primary components of the change in gross margin include the following:

Gross Margin 2017 vs. 2016
(in millions)
Gross Margin Items Impacting Net Income
2016 Lost revenue adjustment mechanism	$(14.2)
Electric retail volumes	(1.4)
MPSC 2016 disallowance (adjustment)	(0.8)
Natural gas production	(0.1)
Natural gas retail volumes	1.3
Electric transmission	0.4
Electric QF adjustment	0.4
Other	(0.7)
Change in Gross Margin Impacting Net Income	(15.1)

Gross Margin Items Offset in Operating Expenses
Property taxes recovered in trackers	3.2
Gas production gathering fees	0.4
Change in Items Offset Within Net Income	3.6
Decrease in Gross Margin	$(11.5)

Consolidated gross margin for items impacting net income decreased $15.1 million, due to the following:

•	The inclusion in our 2016 results of $14.2 million of deferred revenue as a result of a MPSC final order in our tracker filings regarding prior period lost revenues;

•	A decrease in electric retail volumes due primarily to milder spring weather partly offset by customer growth;

•	An adjustment in 2016 in the disallowance of modeling costs based on an MPSC final order; and

•
Lower gas production margin due primarily to a $0.4 million reduction in interim rates of the production assets recovered through the natural gas tracker, partly offset by a $0.3 million increase in overhead fees.

These decreases were partly offset by:

•	An increase in natural gas retail volumes due primarily to colder spring weather in our Montana and South Dakota jurisdictions and customer growth;

•	Higher demand to transmit energy across our transmission lines due to market conditions and pricing; and

•	A decrease in QF related supply costs based on actual QF pricing and output.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•	An increase in revenues for property taxes included in trackers is offset by increased property tax expense with no impact to net income; and

•	An increase in natural gas production gathering fees is offset by an increase in operating expenses.

	Three Months Ended June 30,
	2017	2016	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$75.2	$72.6	$2.6	3.6%
Property and other taxes	39.5	35.2	4.3	12.2
Depreciation and depletion	41.5	39.9	1.6	4.0
	$156.2	$147.7	$8.5	5.8%

Consolidated operating, general and administrative expenses were $75.2 million for the three months ended June 30, 2017, as compared with $72.6 million for the three months ended June 30, 2016. Primary components of the change include the following:

Operating, General & Administrative Expenses
2017 vs. 2016
(in millions)
Labor	$0.9
Bad debt expense	0.6
Maintenance costs	0.5
Non-employee directors deferred compensation	0.4
Natural gas production gathering expense	0.4
Other	(0.2)
Increase in Operating, General & Administrative Expenses	$2.6

The increase in operating, general and administrative expenses is primarily due to the following:

•	Increased labor costs due primarily to compensation increases and more time spent by employees on maintenance projects (which are expensed) rather than capital projects;

•	Higher bad debt expense;

•	Higher maintenance costs at our Dave Gates Generating Station and Colstrip Unit 4;

•	The change in value of non-employee directors deferred compensation due to changes in our stock price (offset by changes in other income with no impact on net income); and

•	An increase in natural gas production gathering expense (offset by higher gathering fees discussed above).

Property and other taxes were $39.5 million for the three months ended June 30, 2017, as compared with $35.2 million in the same period of 2016. This increase was primarily due to plant additions and higher estimated property valuations in Montana. We estimate property taxes throughout each year, and update based on valuation reports received from the Montana Department of Revenue. Under Montana law, we are allowed to track the increases in the actual level of state and local taxes and fees and recover these amounts. Our Montana property tax tracker mechanism currently allows for the recovery of approximately 60% of the estimated increase in our state and local taxes and fees (primarily property taxes) as compared with the related amount included in rates during our last general rate case.

Depreciation and depletion expense was $41.5 million for the three months ended June 30, 2017, as compared with $39.9 million in the same period of 2016. This increase was primarily due to plant additions.

Consolidated operating income for the three months ended June 30, 2017 was $43.7 million as compared with $63.7 million in the same period of 2016. This decrease was primarily due to the decrease in gross margin driven by the recognition in 2016 of deferred revenue as a result of a MPSC final order, lower electric retail volumes and higher property taxes.

Consolidated interest expense for the three months ended June 30, 2017 was $23.4 million, as compared with $26.4 million in the same period of 2016. This decrease was primarily due to $2.9 million of interest associated with the 2016 MPSC disallowance along with the debt refinancing of the Pollution Control Revenue Refunding Bonds during the third quarter of 2016.

Consolidated other income for the three months ended June 30, 2017, was $2.1 million, as compared with $1.2 million in the same period of 2016. This increase was primarily due to higher capitalization of allowance for funds used during construction (AFUDC) and a $0.4 million increase in the value of deferred shares held in trust for non-employee directors deferred compensation (which, as discussed above, is offset by a corresponding decrease to operating, general and administrative expenses).

Consolidated income tax expense for the three months ended June 30, 2017 was $0.6 million, as compared with $2.9 million in the same period of 2016. Our effective tax rate for the three months ended June 30, 2017 was 2.6% as compared with 7.7% for the same period of 2016. We expect our 2017 effective tax rate to range between 7% - 11%.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended June 30,
	2017		2016
Income Before Income Taxes	$22.4		$38.5

Income tax calculated at 35% federal statutory rate	7.8	35.0%	13.5	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(0.5)	(2.2)	(1.0)	(2.7)
Flow-through repairs deductions	(4.7)	(21.2)	(7.0)	(18.1)
Production tax credits	(1.4)	(6.5)	(2.3)	(6.0)
Plant and depreciation of flow through items	(0.7)	(3.1)	(0.3)	(0.6)
Prior year permanent return to accrual adjustments	—	—	(0.1)	(0.3)
Other, net	0.1	0.6	0.1	0.4
	(7.2)	(32.4)	(10.6)	(27.3)

Income Tax Expense	$0.6	2.6%	$2.9	7.7%

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

Consolidated net income for the three months ended June 30, 2017 was $21.8 million as compared with $35.6 million for the same period in 2016. This decrease was primarily due to the recognition in 2016 of deferred revenue as a result of a MPSC final order in our tracker filings, lower electric retail volumes and higher operating expenses as discussed above, partly offset by lower interest and income tax expense.

Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016

	Six Months Ended June 30,
	2017	2016	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$500.1	$489.7	$10.4	2.1%
Natural Gas	151.1	135.9	15.2	11.2
Total Operating Revenues	$651.2	$625.6	$25.6	4.1%

	Six Months Ended June 30,
	2017	2016	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$155.5	$155.8	$(0.3)	(0.2)%
Natural Gas	48.3	41.3	7.0	16.9
Total Cost of Sales	$203.8	$197.1	$6.7	3.4%

	Six Months Ended June 30,
	2017	2016	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$344.6	$333.9	$10.7	3.2%
Natural Gas	102.8	94.6	8.2	8.7
Total Gross Margin	$447.4	$428.5	$18.9	4.4%

Primary components of the change in gross margin include the following:

Gross Margin 2017 vs. 2016
(in millions)
Gross Margin Items Impacting Net Income
MPSC 2016 disallowance	$9.5
Natural gas retail volumes	7.3
Electric retail volumes	7.2
South Dakota electric rate increase	1.2
Electric QF adjustment	0.4
Electric transmission	0.2
2016 Lost revenue adjustment mechanism	(14.2)
Natural gas production	(0.7)
Other	1.3
Change in Gross Margin Impacting Net Income	12.2

Gross Margin Items Offset in Operating Expenses
Property taxes recovered in trackers	6.3
Gas production gathering fees	0.4
Change in Items Offset Within Net Income	6.7
Increase in Gross Margin	$18.9

Consolidated gross margin for items impacting net income increased $12.2 million, due to the following:

•	The inclusion in our 2016 results of the MPSC disallowance of both replacement power costs from a 2013 outage at Colstrip Unit 4 and portfolio modeling costs;

•	An increase in natural gas retail volumes due primarily to colder winter and spring weather and customer growth;

•	An increase in electric retail volumes due primarily to colder winter weather and customer growth, partly offset by milder spring weather;

•	An increase in South Dakota electric revenue due to the timing of the change in customer rates in 2016;

•	A decrease in QF related supply costs based on actual QF pricing and output; and

•	Higher demand to transmit energy across our transmission lines due to market conditions and pricing.

These increases were partly offset by:

•	The inclusion in our 2016 results of $14.2 million of deferred revenue as a result of a MPSC final order in our tracker filings regarding prior period lost revenues; and

•
Lower gas production margin due primarily to $1.0 million reduction in interim rates of production assets recovered through the natural gas tracker, partly offset by a $0.3 million increase in overhead fees.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•	An increase in revenues for property taxes included in trackers is offset by increased property tax expense with no impact to net income; and

•	An increase in natural gas production gathering fees is offset by an increase in operating expenses.

	Six Months Ended June 30,
	2017	2016	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$156.2	$152.4	$3.8	2.5%
Property and other taxes	79.4	70.6	8.8	12.5
Depreciation and depletion	83.0	79.8	3.2	4.0
	$318.6	$302.8	$15.8	5.2%

Consolidated operating, general and administrative expenses were $156.2 million for the six months ended June 30, 2017, as compared with $152.4 million for the six months ended June 30, 2016. Primary components of the change include the following:

Operating, General & Administrative Expenses
2017 vs. 2016
(in millions)
Maintenance costs	$2.0
Bad debt expense	1.9
Labor	1.4
Natural gas production gathering expense	0.4
Non-employee directors deferred compensation	(1.3)
Insurance reserves	(1.0)
Other	0.4
Increase in Operating, General & Administrative Expenses	$3.8

The increase in operating, general and administrative expenses is primarily due to the following:

•	Higher maintenance costs at our Dave Gates Generating Station and Colstrip Unit 4;

•	Higher bad debt expense due to an increase in revenues as a result of colder weather;

•	Increased labor costs due primarily to compensation increases and more time spent by employees on maintenance projects (which are expensed) rather than capital projects; and

•	An increase in natural gas production gathering expense (offset by higher gathering fees discussed above).

These increases were offset in part by:

•	The change in value of non-employee directors deferred compensation due to changes in our stock price (offset by changes in other income with no impact on net income); and

•	A decrease in insurance reserves primarily due to the amount recorded in 2016 related to the Billings, Montana refinery outage.

Property and other taxes were $79.4 million for the six months ended June 30, 2017, as compared with $70.6 million in the same period of 2016. This increase was primarily due to plant additions and higher estimated property valuations in Montana. We expect property tax expense to increase by approximately $10 million on an annual basis in 2017 as compared with 2016.

Depreciation and depletion expense was $83.0 million for the six months ended June 30, 2017, as compared with $79.8 million in the same period of 2016. This increase was primarily due to plant additions.

Consolidated operating income for the six months ended June 30, 2017 was $128.8 million as compared with $125.7 million in the same period of 2016. This increase was primarily due to the increase in gross margin as discussed above, offset in part by higher operating expenses.

Consolidated interest expense for the six months ended June 30, 2017 was $46.8 million, as compared with $50.9 million in the same period of 2016. This decrease was primarily due to $2.9 million of interest associated with the 2016 MPSC disallowance as discussed above along with the debt refinancing of the Pollution Control Revenue Refunding Bonds during the third quarter of 2016.

Consolidated other income for the six months ended June 30, 2017, was $3.6 million, as compared with $4.3 million in the same period of 2016. This decrease was primarily due to a $1.3 million decrease in the value of deferred shares held in trust for non-employee directors deferred compensation (which, as discussed above, is offset by a corresponding decrease to operating, general and administrative expenses). This decrease was offset in part by higher capitalization of AFUDC.

Consolidated income tax expense for the six months ended June 30, 2017 was $7.3 million, as compared with $3.6 million in the same period of 2016. Our effective tax rate for the six months ended June 30, 2017 was 8.5% as compared with 4.6% for the same period of 2016. We adopted the provisions of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, during the fourth quarter of 2016, which resulted in the recognition of $1.8 million in excess tax benefits. In accordance with the guidance, the $1.8 million impact of this adoption is reflected as of January 1, 2016, which reduced tax expense for the six months ended June 30, 2016.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Six Months Ended June 30,
	2017		2016
Income Before Income Taxes	$85.7		$79.0

Income tax calculated at 35% federal statutory rate	30.0	35.0%	27.7	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(1.3)	(1.5)	(2.3)	(2.9)
Flow-through repairs deductions	(13.6)	(15.8)	(13.7)	(17.3)
Production tax credits	(5.3)	(6.2)	(5.1)	(6.5)
Plant and depreciation of flow through items	(2.1)	(2.5)	(1.2)	(1.5)
Share-based compensation	(0.4)	(0.5)	(1.6)	(2.1)
Prior year permanent return to accrual adjustments	—	—	(0.1)	(0.1)
Other, net	—	—	(0.1)	—
	(22.7)	(26.5)	(24.1)	(30.4)

Income Tax Expense	$7.3	8.5%	$3.6	4.6%

Consolidated net income for the six months ended June 30, 2017 was $78.4 million as compared with $75.4 million for the same period in 2016. This increase was primarily due to improved gross margin as a result of favorable weather and lower interest expense, partly offset by higher operating and income tax expense.

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

Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016

	Results
	2017	2016	Change	% Change
	(dollars in millions)
Retail revenues	$196.0	$200.6	$(4.6)	(2.3)%
Regulatory amortization	4.5	16.1	(11.6)	(72.0)
Total retail revenues	200.5	216.7	(16.2)	(7.5)
Transmission	13.1	12.7	0.4	3.1
Ancillary services	0.4	0.4	—	—
Wholesale and other	19.9	18.6	1.3	7.0
Total Revenues	233.9	248.4	(14.5)	(5.8)
Total Cost of Sales	70.1	72.2	(2.1)	(2.9)
Gross Margin	$163.8	$176.2	$(12.4)	(7.0)%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2017	2016	2017	2016	2017	2016
	(in thousands)
Montana	$59,740	$63,044	503	522	294,721	290,743
South Dakota	12,832	12,640	110	113	50,158	49,946
Residential	72,572	75,684	613	635	344,879	340,689
Montana	83,028	85,611	764	775	66,277	65,421
South Dakota	21,400	20,706	230	231	12,687	12,642
Commercial	104,428	106,317	994	1,006	78,964	78,063
Industrial	10,087	9,772	554	538	75	73
Other	8,920	8,841	51	50	6,205	6,222
Total Retail Electric	$196,007	$200,614	2,212	2,229	430,123	425,047

	Cooling Degree Days			2017 as compared with:
	2017	2016	Historic Average	2016	Historic Average
Montana	57	89	47	36% colder	21% warmer
South Dakota	91	98	58	7% colder	57% warmer

	Heating Degree Days			2017 as compared with:
	2017	2016	Historic Average	2016	Historic Average
Montana	1,061	973	1,223	9% colder	13% warmer
South Dakota	1,321	1,246	1,410	6% colder	6% warmer

The following summarizes the components of the changes in electric gross margin for the three months ended June 30, 2017 and 2016:

Gross Margin 2017 vs. 2016
(in millions)
Gross Margin Items Impacting Net Income
Lost revenue adjustment mechanism	$(13.4)
Retail volumes	(1.4)
MPSC 2016 disallowance (adjustment)	(0.8)
Transmission	0.4
QF adjustment	0.4
Other	(0.5)
Change in Gross Margin Impacting Net Income	(15.3)

Gross Margin Items Offset in Operating Expenses
Property taxes recovered in trackers	2.9
Change in Items Offset Within Net Income	2.9
Decrease in Gross Margin	$(12.4)

Gross margin for items impacting net income decreased $15.3 million including the following:

•	The recognition in 2016 of $13.4 million of deferred revenue as a result of a MPSC final order in our tracker filings;

•	A decrease in electric residential and commercial retail volumes due primarily to milder spring weather partly offset by growth in our residential and industrial customers; and

•	An adjustment in 2016 in the disallowance of modeling costs based on the MPSC final order.

These decreases were partly offset by:

•	Higher demand to transmit energy across our transmission lines due to market conditions and pricing; and

•	A decrease in QF related supply costs based on actual QF pricing and output.

The increase in revenues for property taxes included in trackers is offset by increased property tax expense with no impact to net income.

The change in regulatory amortization revenue includes the recognition of deferred revenue in 2016, as discussed above and timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers. These timing differences have a minimal impact on gross margin. In addition, while heating and cooling degree days may fluctuate significantly during the second quarter, our electric customer usage is not highly sensitive to these changes between the heating and cooling seasons. Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016

	Results
	2017	2016	Change	% Change
	(dollars in millions)
Retail revenues	$430.7	$410.8	$19.9	4.8%
Regulatory amortization	(0.7)	12.7	(13.4)	(105.5)
Total retail revenues	430.0	423.5	6.5	1.5
Transmission	25.5	25.3	0.2	0.8
Ancillary services	0.8	0.8	—	—
Wholesale and other	43.8	40.1	3.7	9.2
Total Revenues	500.1	489.7	10.4	2.1
Total Cost of Sales	155.5	155.8	(0.3)	(0.2)
Gross Margin	$344.6	$333.9	$10.7	3.2%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2017	2016	2017	2016	2017	2016
	(in thousands)
Montana	$150,548	$139,734	1,264	1,189	294,471	290,399
South Dakota	30,168	27,878	289	281	50,167	49,928
Residential	180,716	167,612	1,553	1,470	344,638	340,327
Montana	171,136	168,634	1,579	1,568	66,194	65,349
South Dakota	43,810	41,200	485	482	12,616	12,554
Commercial	214,946	209,834	2,064	2,050	78,810	77,903
Industrial	20,952	19,690	1,132	1,073	75	73
Other	14,057	13,616	74	73	5,443	5,445
Total Retail Electric	$430,671	$410,752	4,823	4,666	428,966	423,748

	Cooling Degree Days			2017 as compared with:
	2017	2016	Historic Average	2016	Historic Average
Montana	57	89	47	36% colder	21% warmer
South Dakota	91	98	58	7% colder	57% warmer

	Heating Degree Days			2017 as compared with:
	2017	2016	Historic Average	2016	Historic Average
Montana	4,437	3,852	4,496	15% colder	1% warmer
South Dakota	5,211	4,920	5,535	6% colder	6% warmer

The following summarizes the components of the changes in electric gross margin for the six months ended June 30, 2017 and 2016:

Gross Margin 2017 vs. 2016
(in millions)
Gross Margin Items Impacting Net Income
MPSC 2016 disallowance	$9.5
Retail volumes	7.2
South Dakota rate increase	1.2
QF adjustment	0.4
Transmission	0.2
2016 Lost revenue adjustment mechanism	(13.4)
Other	0.8
Change in Gross Margin Impacting Net Income	5.9

Gross Margin Items Offset in Operating Expenses
Property taxes recovered in trackers	4.8
Change in Items Offset Within Net Income	4.8
Increase in Gross Margin	$10.7

Gross margin for items impacting net income increased $5.9 million including the following:

•	The inclusion in 2016 of the MPSC disallowance of both replacement power costs from a 2013 outage at Colstrip Unit 4 and portfolio modeling costs;

•	An increase in residential and commercial retail volumes due primarily to colder winter weather and growth in our residential and industrial customers, partly offset by milder spring weather;

•	An increase in South Dakota electric rates due to the timing of the change in customer rates in 2016;

•	A decrease in QF related supply costs based on actual QF pricing and output; and

•	Higher demand to transmit energy across our transmission lines due to market conditions and pricing.

These increases were partly offset by the recognition in 2016 of $13.4 million of deferred revenue as a result of a MPSC final order in our tracker filings. In addition, the increase in revenues for property taxes included in trackers is offset by increased property tax expense with no impact to net income.

The change in regulatory amortization revenue is primarily due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on gross margin. Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

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

•	Wholesale: Primarily represents transportation and storage for others.

Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016

	Results
	2017	2016	Change	% Change
	(dollars in millions)
Retail revenues	$38.2	$33.1	$5.1	15.4%
Regulatory amortization	2.0	2.4	(0.4)	(16.7)
Total retail revenues	40.2	35.5	4.7	13.2
Wholesale and other	9.8	9.2	0.6	6.5
Total Revenues	50.0	44.7	5.3	11.9
Total Cost of Sales	13.9	9.5	4.4	46.3
Gross Margin	$36.1	$35.2	$0.9	2.6%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2017	2016	2017	2016	2017	2016
	(in thousands)
Montana	$16,507	$14,228	1,981	1,765	170,311	168,006
South Dakota	4,297	3,980	512	487	39,436	39,088
Nebraska	4,104	3,425	436	420	37,192	37,034
Residential	24,908	21,633	2,929	2,672	246,939	244,128
Montana	8,211	7,097	1,034	922	23,548	23,238
South Dakota	2,750	2,343	521	516	6,536	6,421
Nebraska	2,057	1,673	342	336	4,765	4,707
Commercial	13,018	11,113	1,897	1,774	34,849	34,366
Industrial	156	153	21	22	252	259
Other	165	190	24	30	158	158
Total Retail Gas	$38,247	$33,089	4,871	4,498	282,198	278,911

	Heating Degree Days			2017 as compared with:
	2017	2016	Historic Average	2016	Historic Average
Montana	1,133	1,011	1,265	12% colder	10% warmer
South Dakota	1,321	1,246	1,410	6% colder	6% warmer
Nebraska	1,028	1,038	1,154	1% warmer	11% warmer

The following summarizes the components of the changes in natural gas gross margin for the three months ended June 30, 2017 and 2016:

Gross Margin 2017 vs. 2016
(in millions)
Gross Margin Items Impacting Net Income
Retail volumes	$1.3
2016 Lost revenue adjustment mechanism	(0.8)
Production	(0.1)
Other	(0.2)
Change in Gross Margin Impacting Net Income	0.2

Gross Margin Items Offset in Operating Expenses
Production gathering fees	0.4
Property taxes recovered in trackers	0.3
Change in Items Offset Within Net Income	0.7
Increase in Gross Margin	$0.9

Gross margin for items impacting net income increased $0.2 million due to an increase in retail volumes in our Montana and South Dakota jurisdictions due to colder spring weather and customer growth, partly offset by the following:

•	The recognition in 2016 of $0.8 million of deferred revenue as a result of a MPSC final order in our tracker filings; and

•	A decrease in production margin due primarily to a $0.4 million reduction in interim rates, partly offset by a $0.3 million increase in overhead fees.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•	An increase in production gathering fees is offset by an increase in operating expenses; and

•	An increase in revenues for property taxes included in trackers is offset by increased property tax expense with no impact to net income.

Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016

	Results
	2017	2016	Change	% Change
	(dollars in millions)
Retail revenues	$137.1	$117.0	$20.1	17.2%
Regulatory amortization	(6.6)	(0.6)	(6.0)	1,000.0
Total retail revenues	130.5	116.4	14.1	12.1
Wholesale and other	20.6	19.5	1.1	5.6
Total Revenues	151.1	135.9	15.2	11.2
Total Cost of Sales	48.3	41.3	7.0	16.9
Gross Margin	$102.8	$94.6	$8.2	8.7%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2017	2016	2017	2016	2017	2016
	(in thousands)
Montana	$60,275	$50,553	7,903	6,722	170,238	167,895
South Dakota	15,101	14,128	2,027	1,874	39,563	39,219
Nebraska	13,134	11,244	1,684	1,558	37,332	37,172
Residential	88,510	75,925	11,614	10,154	247,133	244,286
Montana	30,144	24,982	4,125	3,446	23,550	23,231
South Dakota	10,179	8,952	1,856	1,771	6,558	6,442
Nebraska	6,969	5,946	1,216	1,136	4,793	4,727
Commercial	47,292	39,880	7,197	6,353	34,901	34,400
Industrial	662	590	93	85	254	261
Other	612	576	95	92	158	158
Total Retail Gas	$137,076	$116,971	18,999	16,684	282,446	279,105

	Heating Degree Days			2017 as compared with:
	2017	2016	Historic Average	2016	Historic Average
Montana	4,601	3,998	4,509	15% colder	2% colder
South Dakota	5,211	4,920	5,535	6% colder	6% warmer
Nebraska	4,110	3,989	4,578	3% colder	10% warmer

The following summarizes the components of the changes in natural gas gross margin for the six months ended June 30, 2017 and 2016:

Gross Margin 2017 vs. 2016
(in millions)
Gross Margin Items Impacting Net Income
Retail volumes	$7.3
2016 Lost revenue adjustment mechanism	(0.8)
Production	(0.7)
Other	0.5
Change in Gross Margin Impacting Net Income	6.3

Gross Margin Items Offset in Operating Expenses
Property taxes recovered in trackers	1.5
Production gathering fees	0.4
Change in Items Offset Within Net Income	1.9
Increase in Gross Margin	$8.2

Gross margin for items impacting net income increased $6.3 million from an increase in retail volumes due to colder winter and spring weather and customer growth, partly offset by the following items:

•	The recognition in 2016 of $0.8 million of deferred revenue as a result of a MPSC final order in our tracker filings; and

•	A decrease in production margin due primarily to a $1.0 million reduction in interim rates, partly offset by a $0.3 million increase in overhead fees.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•	An increase in revenues for property taxes included in trackers is offset by increased property tax expense with no impact to net income; and

•	An increase in production gathering fees is offset by an increase in operating expenses.

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

Short-term liquidity is provided by internal cash flows, the sale of commercial paper and use of our revolving credit facility. We utilize our short-term borrowings and / or revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. Short-term borrowings may also be used to temporarily fund utility capital requirements. As of June 30, 2017, our total net liquidity was approximately $113.2 million, including $16.9 million of cash and $96.3 million of revolving credit facility availability. Revolving credit facility availability was $119.3 million as of July 21, 2017.

The following table presents additional information about short term borrowings during the six months ended June 30, 2017 (in millions):

Amount outstanding at period end	$303.7
Daily average amount outstanding	$223.2
Maximum amount outstanding	$303.7

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

The effect of this seasonality on our liquidity is also impacted by changes in the market prices of our electric and natural gas supply, which is currently recovered through various monthly cost tracking mechanisms. These energy supply tracking mechanisms are designed to provide stable and timely recovery of supply costs on a monthly basis during the July to June annual tracking period, with an adjustment in the following annual tracking period to correct for any under or over collection in our monthly trackers. Due to the lag between our purchases of electric and natural gas commodities and revenue receipt from customers, cyclical over and under collection situations arise consistent with the seasonal fluctuations discussed above; therefore we usually under collect in the fall and winter and over collect in the spring. Fluctuations in recoveries under our cost tracking mechanisms can have a significant effect on cash flows from operations and make year-to-year comparisons difficult. Montana law defining our current electric tracking mechanism was repealed effective July 1, 2017, and the MPSC has outlined a process for implementing a replacement mechanism. We expect a new mechanism to be established, but cannot predict how this may impact the timing of recovery of cash flows associated with our Montana electric supply costs.

As of June 30, 2017, we are under collected on our supply trackers by approximately $6.5 million, as compared with an under collection of $11.7 million as of December 31, 2016, and $9.6 million as of June 30, 2016.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, and impact our trade credit availability. Fitch Ratings (Fitch), Moody's and Standard and Poor’s Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of July 21, 2017, our current ratings with these agencies are as follows:

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

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income	$78.4	$75.4
Non-cash adjustments to net income	92.8	88.3
Changes in working capital	9.6	(26.8)
Other noncurrent assets and liabilities	(3.0)	4.1
Cash Provided by Operating Activities	177.8	141.0

Investing Activities
Property, plant and equipment additions	(119.1)	(121.2)
Other	0.4	0.1
Cash Used in Investing Activities	(118.7)	(121.1)

Financing Activities
Issuances of long-term debt, net	—	5.0
Issuances of short-term borrowings, net	2.8	26.9
Dividends on common stock	(50.4)	(47.9)
Financing costs	(0.1)	(5.3)
Other	0.4	(1.6)
Cash Used in Financing Activities	(47.3)	(22.9)

Increase (Decrease) in Cash and Cash Equivalents	$11.8	$(3.0)
Cash and Cash Equivalents, beginning of period	$5.1	$12.0
Cash and Cash Equivalents, end of period	$16.9	$9.0

Cash Provided by Operating Activities

As of June 30, 2017, cash and cash equivalents were $16.9 million as compared with $5.1 million at December 31, 2016 and $9.0 million at June 30, 2016. Cash provided by operating activities totaled $177.8 million for the six months ended June 30, 2017 as compared with $141.0 million during the six months ended June 30, 2016. This increase in operating cash flows is primarily due to lower 2016 cash flows due to customer refunds associated with the DGGS FERC ruling and interim rates in our South Dakota electric rate case of approximately $30.8 million and $7.2 million, respectively.

Cash Used in Investing Activities

Cash used in investing activities decreased by approximately $2.4 million as compared with the first six months of 2016. Plant additions during 2017 include maintenance additions of approximately $58.9 million, capacity related capital expenditures of approximately $43.7 million, and infrastructure capital expenditures of approximately $16.5 million. Plant additions during the first six months of 2016 included maintenance additions of approximately $63.4 million, capacity related capital expenditures of approximately $34.4 million, and infrastructure capital expenditures of approximately $23.4 million.

Cash Used in Financing Activities

Cash used in financing activities totaled $47.3 million during the six months ended June 30, 2017 as compared with $22.9 million during the six months ended June 30, 2016. During the six months ended June 30, 2017, net cash used in financing activities reflects payment of dividends of $50.4 million, partially offset by net issuances of commercial paper of $2.8 million. During the six months ended June 30, 2016, net cash used in financing activities included payments of dividends of $47.9 million and the payment of financing costs of $5.3 million, partially offset by net issuances of commercial paper of $26.9 million and net proceeds from the issuance of debt of $5.0 million.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of June 30, 2017. See our Annual Report on Form 10-K for the year ended December 31, 2016 for additional discussion.

	Total	2017	2018	2019	2020	2021	Thereafter
	(in thousands)
Long-term debt	$1,793,797	$—	$—	$250,000	$—	$—	$1,543,797
Capital leases	25,373	1,027	2,133	2,298	2,476	2,668	14,771
Short-term borrowings	303,658	303,658	—	—	—	—	—
Estimated pension and other postretirement obligations (1)	65,585	11,956	13,684	13,577	13,274	13,094	N/A
Qualifying facilities liability (2)	844,725	37,304	76,703	78,836	80,984	82,941	487,957
Supply and capacity contracts (3)	1,928,020	107,793	159,430	158,478	126,468	110,532	1,265,319
Contractual interest payments on debt (4)	1,330,494	40,771	81,541	73,616	65,691	65,393	1,003,482
Environmental remediation obligations (1)	5,900	700	1,650	2,150	800	600	N/A
Total Commitments (5)	$6,297,552	$503,209	$335,141	$578,955	$289,693	$275,228	$4,315,326
_________________________

(1)
We estimate cash obligations related to our pension and other postretirement benefit programs and environmental remediation obligations for five years, as it is not practicable to estimate thereafter. Pension and postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.

(2)
Certain QFs require us to purchase minimum amounts of energy at prices ranging from $74 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $844.7 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $654.5 million.

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

As of June 30, 2017, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016. The policies disclosed included the accounting for the following: goodwill and long-lived assets, QF liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%. To more cost effectively meet short-term cash requirements, we issue commercial paper supported by our revolving credit facility. Since commercial paper terms are short-term, we are subject to interest rate risk. As of June 30, 2017, we had approximately $303.7 million of commercial paper outstanding and no borrowings on our revolving credit facility. A 1% increase in interest rates would increase our annual interest expense by approximately $3.0 million.

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

In addition to rate cases, our cost tracking mechanisms are a significant component of how we recover our costs. Historically, our wholesale costs for electricity and natural gas supply are recovered through various pass-through cost tracking mechanisms in each of the states we serve. In April 2017, the Montana legislature passed HB 193, repealing the statute that provided for mandatory recovery of our prudently incurred electric supply costs effective July 1, 2017. In May and July 2017, the MPSC issued NCAs regarding the process to develop a replacement electric tracker mechanism. On July 14, 2017, we filed a proposed electric PCCAM with the MPSC. We believe the PCCAM filing is consistent with the MPSC's advocacy for HB 193, the MPSC's NCAs and the MDU adjustment mechanism that allows for recovery of 90 percent of the increases or decreases in fuel and purchased energy costs from an established baseline.

The MPSC has also raised questions regarding our earnings as compared to our authorized rate of return for 2016 for electric supply in the HB 193 related docket. In our 2016 annual report to the MPSC we indicated we earned less than our authorized rate of return with electric delivery service and supply combined. In April 2017, we submitted a filing to the MPSC indicating we will file a general electric rate case in 2018 based on a 2017 test year. The NCA established a timeline for the parties to provide comments in July 2017, on the issue of whether the MPSC should require a September 2017 filing. We cannot guarantee how the MPSC may apply the statute in establishing a revised mechanism. To the extent our energy supply costs are deemed imprudent by the applicable state regulatory commissions, or the passage of HB 193 reduces our recovery or the timeliness of cash flows, the revised mechanism could adversely impact our results of operations and cash flows.

In addition to the proposed changes to our electric tracking mechanism, we have received several unfavorable regulatory rulings in Montana, including:

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

In June 2016, we filed an appeal of the MPSC decision regarding the disallowance of portfolio modeling costs in Montana District Court. Also, in September 2016, we appealed the MPSC’s decisions regarding the disallowance of Colstrip Unit 4 replacement power costs and the modeling/planning costs in Montana District Court, arguing that these decisions were arbitrary and capricious, and violated Montana law.

In addition to our supply trackers, we file an annual property tax tracker with the MPSC for an automatic rate adjustment of our Montana property taxes, which allows recovery of 60 percent of the change in state and local taxes and fees. Adjusted rates are typically effective January 1st of each year. The MPSC identified concerns with the amount of annual increases proposed by the Montana Department of Revenue. In June 2017, the MPSC adopted new rules to establish minimum filing requirements for property tax trackers. Some of the proposed rules appear to be based on a narrow interpretation of the enabling statute and suggest that the MPSC will challenge the amount and allocation of these taxes to customers. Under the new rules, we may face obstacles to the same recovery that we now achieve. Any change in recovery of property taxes could have a material impact on our results of operations.

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

Our ability to invest in additional generation is impacted by regulatory and public policy. Under PURPA, electric utilities are required, with exceptions, to purchase energy and capacity from independent power producers that are QFs. Our requirements to procure power from these sources could impact our ability to make generation investments depending upon the number and size of QF contracts we ultimately enter into. The cost to procure power from these QFs may not be a cost effective resource for customers, or the type of generation resource needed, resulting in increased supply costs. In June 2017, the MPSC held a work session to discuss our application for approval of a revised tariff for standard rates for small QFs. In July 2017, the MPSC issued an order establishing a maximum 10-year contract length with a rate adjustment after the first five years, and approving rates that do not include costs associated with the risk of future carbon dioxide emissions regulations. In this same order, the MPSC indicated they will apply the 10-year contract term to us for future electric supply resource transactions. We are evaluating the impact of this decision and have suspended our competitive solicitation process to determine the lowest-cost / least-risk approach for addressing our intermittent capacity and reserve margin needs in Montana. This order may have a significant impact on our approach to meet our portfolio needs.

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

In October 2015, the EPA published standards for states to implement to control GHG emissions from existing electric generating units. These standards are referred to as the Clean Power Plan (CPP). We, along with a number of states and other parties, filed lawsuits against the EPA standards. In February 2016, the U.S. Supreme Court entered an order staying the implementation of the CPP standards. In a separate proceeding, in January 2017, the EPA denied our administrative Petition for Reconsideration that had requested the EPA reconsider the CPP on the grounds that the CO2 reductions in the CPP were substantially greater in Montana than in the proposed rule. In response, we filed a Petition for Review in the U.S. Court of Appeals for the District of Columbia in March 2017. Additional information regarding the CPP, the proposed reductions in South Dakota and Montana, and the pending litigation is included in Note 12 - Commitments and Contingencies to the Condensed Consolidated Financial Statements.

There is uncertainty associated with the new EPA Administration and the timeframe for actions that may be taken with regard to the existing and pending GHG-related regulations. In addition, in March 2017, President Trump signed an Executive Order instructing all federal agencies to review all regulations and other policies that burden the development or use of domestically produced energy resources and suspend, revise or rescind those that pose an undue burden beyond that required to protect the public interest. The order specifically identifies CPP as requiring review pursuant to this standard. In light of the Executive Order, the future of the CPP regulations and associated guidance is uncertain. However, if the CPP survives the Executive Order, the legal challenges and is implemented as written, it could result in significant additional compliance costs that would affect our future results of operations and financial position if such costs are not recovered through regulated rates. Due to the pending litigation and the uncertainties in the state approaches, the ultimate timing and impact of the CPP on our operations cannot be determined with certainty at this time. Complying with the CO2 emission performance standards, and with other future environmental rules, may make it economically impractical to continue operating all or a portion of our jointly owned facilities or for individual owners to participate in their proportionate ownership of the coal-fired generating units. This could lead to significant impacts to customer rates for recovery of plant improvements and / or closure related costs and costs to procure replacement power. In addition, these changes could impact system reliability due to changes in generation sources.

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

The six owners of Colstrip currently share the operating costs pursuant to the terms of an operating agreement among the owners of Units 3 and 4 and a common facilities agreement among the owners of all four units. As part of the settlement of litigation brought by the Sierra Club and the Montana Environmental Information Center, against the owners and operator of Colstrip, the owners of Units 1 and 2 agreed to shut down these units no later than July 2022. We do not have ownership in Units 1 and 2, and decisions regarding these units, including their shut down, were made by their respective owners. When Units 1 and 2 discontinue operation, we anticipate incurring incremental operating costs with respect to our interest in Unit 4 and expect to experience a negative impact on our transmission revenue due to less energy available to transmit across our transmission lines. This reduction would be incorporated in our next general electric rate filing, resulting in lower revenue credits to certain customers.

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

NorthWestern Corporation
Date:	July 26, 2017	By:	/s/ BRIAN B. BIRD
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