Form 10-Q
period 2017-09-30
NORTHWESTERN CORP
filed 2017-11-02
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
(Do not check if smaller reporting company)

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

Common Stock, Par Value $0.01
48,594,516 shares outstanding at October 27, 2017

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Electric	$274,785	$266,629	$774,890	$756,374
Gas	35,148	34,369	186,214	170,283
Total Revenues	309,933	300,998	961,104	926,657
Operating Expenses
Cost of sales	97,507	96,156	301,324	293,283
Operating, general and administrative	70,244	68,290	226,394	220,730
Property and other taxes	39,111	40,673	118,520	111,302
Depreciation and depletion	41,525	39,763	124,481	119,551
Total Operating Expenses	248,387	244,882	770,719	744,866
Operating Income	61,546	56,116	190,385	181,791
Interest Expense, net	(23,149)	(21,049)	(69,957)	(71,979)
Other Income (Loss)	790	(121)	4,413	4,176
Income Before Income Taxes	39,187	34,946	124,841	113,988
Income Tax (Expense) Benefit	(2,775)	9,659	(10,032)	6,053
Net Income	$36,412	$44,605	$114,809	$120,041

Average Common Shares Outstanding	48,487	48,315	48,441	48,289
Basic Earnings per Average Common Share	$0.75	$0.92	$2.37	$2.49
Diluted Earnings per Average Common Share	$0.75	$0.92	$2.37	$2.48
Dividends Declared per Common Share	$0.525	$0.50	$1.575	$1.50

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$36,412	$44,605	$114,809	120,041
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(144)	26	(197)	(84)
Reclassification of net losses (gains) on derivative instruments	92	(1,506)	278	(1,432)
Total Other Comprehensive (Loss) Income	(52)	(1,480)	81	(1,516)
Comprehensive Income	$36,360	$43,125	$114,890	$118,525

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$7,868	$5,079
Restricted cash	7,052	4,426
Accounts receivable, net	129,671	159,556
Inventories	56,527	49,206
Regulatory assets	40,940	50,041
Other	11,655	11,887
Total current assets	253,713	280,195
Property, plant, and equipment, net	4,309,293	4,214,892
Goodwill	357,586	357,586
Regulatory assets	658,623	602,943
Other noncurrent assets	49,740	43,705
Total Assets	$5,628,955	$5,499,321
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	2,093	$1,979
Short-term borrowings	269,738	300,811
Accounts payable	62,686	79,311
Accrued expenses	252,037	205,370
Regulatory liabilities	15,226	26,361
Total current liabilities	601,780	613,832
Long-term capital leases	22,767	24,346
Long-term debt	1,794,083	1,793,338
Deferred income taxes	634,278	575,582
Noncurrent regulatory liabilities	411,523	396,225
Other noncurrent liabilities	438,336	419,771
Total Liabilities	3,902,767	3,823,094
Commitments and Contingencies (Note 13)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 52,175,549 and 48,563,559 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	522	520
Treasury stock at cost	(96,462)	(95,769)
Paid-in capital	1,395,666	1,384,271
Retained earnings	436,095	396,919
Accumulated other comprehensive loss	(9,633)	(9,714)
Total Shareholders' Equity	1,726,188	1,676,227
Total Liabilities and Shareholders' Equity	$5,628,955	$5,499,321

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$114,809	$120,041
Items not affecting cash:
Depreciation and depletion	124,481	119,551
Amortization of debt issue costs, discount and deferred hedge gain	3,585	907
Stock-based compensation costs	4,998	4,474
Equity portion of allowance for funds used during construction	(4,098)	(3,053)
Gain on disposition of assets	(391)	(15)
Deferred income taxes	9,520	(6,533)
Changes in current assets and liabilities:
Restricted cash	(2,626)	(72)
Accounts receivable	29,885	37,589
Inventories	(7,321)	(853)
Other current assets	232	(2,107)
Accounts payable	(12,985)	(16,568)
Accrued expenses	46,667	60,852
Regulatory assets	9,101	6,847
Regulatory liabilities	(11,135)	(56,831)
Other noncurrent assets	(12,625)	(4,234)
Other noncurrent liabilities	8,454	(2,007)
Cash Provided by Operating Activities	300,551	257,988
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(196,985)	(203,998)
Proceeds from sale of assets	379	1,352
Cash Used in Investing Activities	(196,606)	(202,646)
FINANCING ACTIVITIES:
Treasury stock activity	899	(727)
Proceeds from issuance of common stock, net	4,807	—
Dividends on common stock	(75,633)	(71,816)
Issuance of long-term debt	—	249,660
Repayments on long-term debt	—	(225,205)
Repayments of short-term borrowings, net	(31,073)	(7,563)
Financing costs	(156)	(6,608)
Cash Used in Financing Activities	(101,156)	(62,259)
Increase (Decrease) in Cash and Cash Equivalents	2,789	(6,917)
Cash and Cash Equivalents, beginning of period	5,079	11,980
Cash and Cash Equivalents, end of period	$7,868	$5,063
Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income taxes	$61	$(2,922)
Interest	51,254	56,118
Significant non-cash transactions:
Capital expenditures included in accounts payable	9,973	11,803

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except per share data)

	Number of Common Shares	Number of Treasury Shares	Common Stock	Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2015	51,789	3,617	$518	$1,376,291	$(93,948)	$325,909	$(8,596)	$1,600,174

Net income	—	—	—	—	—	120,041	—	120,041
Accounting standard adoption	—	—	—	—	—	2,603	—	2,603
Foreign currency translation adjustment	—	—	—	—	—	—	(84)	(84)
Reclassification of net gains on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	(1,432)	(1,432)
Stock-based compensation	168	13	—	5,650	(1,904)	—	—	3,746
Issuance of shares	—	—	2	(11)	—	—	—	(9)
Dividends on common stock ($1.50 per share)	—	—	—	—	—	(71,816)	—	(71,816)
Balance at September 30, 2016	51,957	3,630	$520	$1,381,930	$(95,852)	$376,737	$(10,112)	$1,653,223

Balance at December 31, 2016	51,958	3,626	$520	$1,384,271	$(95,769)	$396,919	$(9,714)	$1,676,227

Net income	—	—	—	—	—	114,809	—	114,809
Foreign currency translation adjustment	—	—	—	—	—	—	(197)	(197)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	278	278
Stock-based compensation	134	(14)	2	6,588	(693)	—	—	5,897
Issuance of shares	84	—	—	4,807		—	—	4,807
Dividends on common stock ($1.575 per share)	—	—	—	—	—	(75,633)	—	(75,633)
Balance at September 30, 2017	52,176	3,612	$522	$1,395,666	$(96,462)	$436,095	$(9,633)	$1,726,188

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to September 30, 2017, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain qualifying co-generation facilities and qualifying small power production facilities (QF). We identified one QF contract that may constitute a VIE. We entered into a 40-year power purchase contract in 1984 with this 35 Megawatt (MW) coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per Megawatt Hour (MWH). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $226.3 million through 2024.

(2) New Accounting Standards

Accounting Standards Adopted

Stock Compensation - During the fourth quarter of 2016, we early adopted the provisions of Accounting Standards Update No. 2016-09 (ASU 2016-09), Improvements to Employee Share-Based Payment Accounting, revising certain elements of the accounting for share-based payments. As a result of this adoption, during the fourth quarter of 2016, excess tax benefits of $1.8 million related to vested share-based compensation awards were recorded as a decrease in income tax expense and a $0.04 increase in our earnings per share in the Consolidated Statements of Income. In addition, we recorded a cumulative-effect adjustment to retained earnings as of the date of adoption of $2.6 million in the Consolidated Balance Sheets. The guidance also requires that in future filings that include the previously issued interim financial information, the interim financial information is presented on a recast basis to reflect the adoption of ASU 2016-09 as of January 1, 2016. The Condensed

Consolidated Financial Statements for nine months ended September 30, 2016, have been recast to reflect this adoption, resulting in an increase in net income and earnings per share.

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

We expect to adopt this standard for interim and annual periods beginning January 1, 2018, as required, and plan to use the modified retrospective method of adoption. We have also elected to utilize certain practical expedients, which allow us to apply the standard to open contracts at the date of adoption and to reflect the aggregate effect of all modifications when identifying performance obligations and allocating the transaction price for contracts modified before the effective date. Under the modified retrospective method of adoption, prior year reported results are not restated; however, a cumulative-effect adjustment to retained earnings at January 1, 2018 is recorded, if applicable, as if the standard had always been in effect. In addition, disclosures in 2018 will include a reconciliation of results under the new revenue recognition guidance compared with what would have been reported in 2018 under the old revenue recognition guidance in order to help facilitate comparability with the prior periods.

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

Leases - In February 2016, the FASB issued revised guidance on accounting for leases. The new standard requires a lessee to recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms longer than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The new guidance will be effective for us for interim and annual periods beginning January 1, 2019 and early adoption is permitted. A modified retrospective transition approach is required for lessees for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of adoption of this guidance. We do not have a significant amount of capital or operating leases. Therefore, based on our initial analysis we do not expect this guidance to have a significant impact on our Financial Statements and disclosures other than an expected increase in assets and liabilities.

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

(3) Regulatory Matters

Montana Natural Gas General Rate Filing

In June 2017, we reached a settlement agreement with intervenors in our natural gas rate case. This settlement included an overall increase in delivery services and production charges of approximately $5.7 million, based upon a 6.96 percent rate of return (9.55 percent return on equity, 4.67 percent cost of debt and 53.2 percent debt to rate base). In our initial filing in September 2016, we requested an annual increase to natural gas rates of approximately $10.9 million, with rebuttal testimony filed in April 2017 supporting a revised requested annual increase to rates of approximately $9.4 million. The natural gas production part of this filing included a request for cost-recovery and permanent inclusion in base rates of fields acquired in August 2012 and December 2013 in northern Montana's Bear Paw Basin. Actual production costs were recovered in customer rates on an interim basis through our supply tracker.

The Montana Public Service Commission (MPSC) issued an order in August 2017, accepting the settlement with modifications resulting in an annual increase in delivery services and production charges of approximately $5.1 million, and including an annual reduction in production rates to reflect depletion until our next rate filing. Rates were effective September 1, 2017.

Montana QF Tariff Filing

Under the Public Utility Regulatory Policies Act (PURPA), electric utilities are required, with exceptions, to purchase energy and capacity from independent power producers that are QFs. The MPSC held a work session in June 2017 to discuss our application for approval of a revised tariff for standard rates for small QFs (3 MW or less). In July 2017, the MPSC issued an order establishing a maximum 10-year contract length with a rate adjustment after the first five years, and approving rates that do not include costs associated with the risk of future carbon dioxide emissions regulations. In this same order, the MPSC indicated it would apply the 10-year contract term to us for future electric supply resource transactions. We and other parties filed motions for reconsideration of this decision. Although the MPSC voted in October 2017 to revise the initial order extending the contract length to 15 years and to continue to apply the contract term to both QF contracts and our future electric supply resource, the MPSC has not yet issued a final order. Based on the MPSC’s October 2017 vote, we expect that the decision will result in substantially lower rates for future QF contracts.

As a result of the MPSC’s July order, we suspended our competitive solicitation process to determine the lowest-cost / least-risk approach for addressing our intermittent capacity and reserve margin needs in Montana. We have significant generation capacity deficits and negative reserve margins, and our 2016 resource plan identified price and reliability risks to our customers if we rely solely upon market purchases to address these capacity needs. In addition to our responsibility to meet peak demand, national reliability standards effective July 2016 require us to have even greater dispatchable generation capacity available and be capable of increasing or decreasing output to address the irregular nature of intermittent generation such as wind or solar. A final determination regarding the competitive solicitation will be dependent upon reviewing the MPSC's final order. We expect the order to be issued during the fourth quarter of 2017.

Montana House Bill 193 / Electric and Natural Gas Tracker Filings

House Bill 193 - In April 2017, the Montana legislature passed House Bill 193 (HB 193), repealing the statutory language that provided for mandatory recovery of our prudently incurred electric supply costs effective July 1, 2017. The enacted legislation gives the MPSC discretion whether to approve an electric supply cost adjustment mechanism. In May 2017, the MPSC issued a Notice of Commission Action (NCA) initiating a process to develop a replacement electric supply cost adjustment mechanism. We filed a motion for reconsideration of the May 2017 NCA. On July 7, 2017, the MPSC issued an additional NCA addressing the arguments in our motion for reconsideration and identifying three replacement mechanism alternatives for consideration. Two of the MPSC's replacement mechanism alternatives include updating the fixed rate portion of the recovery of our electric supply assets in addition to the variable costs that were recovered through the prior electric tracker.

On July 14, 2017, responsive to the NCA, we filed a proposed electric Power Cost and Credit Adjustment Mechanism (PCCAM) with the MPSC. The MPSC held work sessions to consider whether to require us to make a filing similar to a rate case filing by September 30, 2017, regarding electric supply costs and generation assets. On August 1, 2017, the MPSC concluded its work session. The MPSC declined to require us to submit the additional filing, and requested staff to establish a procedural schedule in the docket. In September 2017, the MPSC established a procedural schedule, with a hearing scheduled in March 2018. We believe our July 2017 PCCAM filing is consistent with the MPSC's advocacy for HB 193, the MPSC's May and July 2017 NCAs, and the Montana-Dakota Utilities (MDU) adjustment mechanism used in Montana that allows for recovery of 90 percent of the increases or decreases in fuel and purchased energy costs from an established baseline. However, we cannot guarantee how the MPSC may apply the statute in establishing a revised mechanism for us. If the MPSC approves a new mechanism, we expect the MPSC will apply the mechanism to variable costs on a retroactive basis to the effective date of HB 193 (July 1, 2017).

Electric Tracker Open Dockets - 2015/2016 - 2016/2017 - Under the previous statutory tracker mechanism, each year we submitted an electric tracker filing for recovery of supply costs for the 12-month period ended June 30 and for the projected supply costs for the next 12-month period, which were subject to a prudency review. In June 2017, the MPSC consolidated the supply costs portion of the 2016/2017 docket with the 2015/2016 docket. The rates for this consolidated docket were approved on an interim basis. The MPSC has not established a schedule regarding this docket under the prior statutory tracker. In addition, the MPSC consolidated the projected supply costs portion of the 2016/2017 docket with the PCCAM docket, discussed above.

Natural Gas Tracker - 2016/2017 - In May 2017, we filed our annual natural gas tracker filing for the 2016/2017 tracker period, which the MPSC approved on an interim basis. The MPSC issued a Procedural Order in this docket, which provides for a hearing commencing in December 2017. HB 193 does not impact our natural gas recovery mechanism.

Electric Tracker Litigation - 2012/2013 - 2013/2014 (Consolidated Docket) and 2014/2015 (2015 Tracker) - In 2016, we received final electric tracker orders from the MPSC in the Consolidated Docket and 2015 Tracker, resulting in a $12.4 million disallowance of costs, including interest. In June 2016, we filed an appeal in Montana District Court (Lewis & Clark County) of the MPSC decision in our 2015 Tracker docket to disallow certain portfolio modeling costs. Also, in September 2016, we appealed the MPSC’s decisions in the Consolidated Docket regarding the disallowance of replacement power costs from a 2013 outage at Colstrip Unit 4 and the modeling/planning costs, arguing that these decisions were arbitrary and capricious, and violated Montana law. We brought this action in Montana District Court, as well (Yellowstone County). In the Consolidated Docket appeal, we abandoned our appeal of the modeling costs (approximately $0.3 million) reserving the issue for our 2015 Tracker appeal. We expect a decision in the Consolidated Docket within the next 12 months, and a decision in the 2015 Tracker appeal in the next three to six months.

Montana Property Tax Tracker

Under Montana law, we are allowed to track the changes in the actual level of state and local taxes and fees and recover 60 percent of the change in rates. We submit an annual property tax tracker filing with the MPSC for an automatic rate adjustment, with rates typically effective January 1st of each year. The MPSC identified concerns with the amount of annual increases proposed by the Montana Department of Revenue. In June 2017, the MPSC adopted new rules to establish minimum filing requirements for our statutory property tax tracker filing. Some of the rules appear to be based on a narrow interpretation of the statutory language and suggest that the MPSC will challenge the amount and allocation of these taxes to customers. We expect to submit our annual property tax tracker filing in December 2017, with resolution during the first quarter of 2018.

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

In June 2016, we filed a petition for review of the FERC's May 2016 order with the United States Circuit Court of Appeals for the District of Columbia Circuit (D.C. Circuit). The matter is fully briefed, and oral argument is scheduled for December 1, 2017. We do not expect a decision in this matter until the first quarter of 2018, at the earliest.

(4) Income Taxes

The following table summarizes the significant differences in income tax expense based on the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended September 30,
	2017		2016
Income Before Income Taxes	$39,187		$34,946

Income tax calculated at 35% federal statutory rate	13,715	35.0%	12,231	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(678)	(1.7)	(615)	(1.8)
Flow-through repairs deductions	(7,014)	(17.9)	(18,995)	(54.4)
Production tax credits	(2,254)	(5.8)	(2,218)	(6.3)
Plant and depreciation of flow through items	(77)	(0.2)	(243)	(0.7)
Prior year permanent return to accrual adjustments	(850)	(2.2)	—	—
Other, net	(67)	(0.1)	181	0.6
	(10,940)	(27.9)	(21,890)	(62.6)

Income Tax Expense (Benefit)	$2,775	7.1%	$(9,659)	(27.6)%

	Nine Months Ended September 30,
	2017		2016
Income Before Income Taxes	$124,841		$113,988

Income tax calculated at 35% federal statutory rate	43,694	35.0%	39,896	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions (1)	(2,004)	(1.6)	(2,907)	(2.6)
Flow-through repairs deductions	(20,564)	(16.5)	(32,640)	(28.6)
Production tax credits	(7,544)	(6.0)	(7,317)	(6.4)
Plant and depreciation of flow through items	(2,203)	(1.8)	(1,427)	(1.3)
Share-based compensation (1)	(399)	(0.3)	(1,646)	(1.4)
Prior year permanent return to accrual adjustments	(850)	(0.7)	(128)	(0.1)
Other, net	(98)	(0.1)	116	0.1
	(33,662)	(27.0)	(45,949)	(40.3)

Income Tax Expense (Benefit)	$10,032	8.0%	$(6,053)	(5.3)%

(1)         We adopted the provisions of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, during the fourth quarter of 2016, which resulted in the recognition of $1.8 million in excess tax benefits. In accordance with the guidance, the impact of this adoption is reflected as of January 1, 2016, and included in the state income, net of federal provisions, and share-based compensation lines, resulting in a reduction in tax expense for the nine months ended September 30, 2016.

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

In 2013, the Internal Revenue Service (IRS) issued guidance related to the repair and maintenance of utility generation assets. During the third quarter of 2016, we filed a tax accounting method change with the IRS consistent with the guidance for generation property. This enabled us to take a current tax deduction for a significant amount of repair costs that were previously capitalized for tax purposes. As discussed above, we flow this current tax deduction through to our customers in rate cases. Consistent with this regulatory treatment, we recorded an income tax benefit of approximately $15.5 million during the three months ended September 30, 2016, of which approximately $12.5 million related to 2015 and prior tax years and is reflected in the flow-through repairs deductions line above.

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We have unrecognized tax benefits of approximately $82.3 million as of September 30, 2017, including approximately $66.1 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the nine months ended September 30, 2017 and 2016, we recognized $0.6 million and $0.5 million, respectively, of expense for interest and penalties in the Condensed Consolidated Statements of Income. As of September 30, 2017 and December 31, 2016, we had $1.3 million and $0.7 million, respectively, of interest accrued in the Condensed Consolidated Balance Sheets.

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

There were no changes in our goodwill during the nine months ended September 30, 2017. Goodwill by segment is as follows for both September 30, 2017 and December 31, 2016 (in thousands):

Electric	$243,558
Natural gas	114,028
Total	$357,586

(6) Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	Three Months Ended
	September 30, 2017			September 30, 2016
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(144)	$—	$(144)	$26	$—	$26
Reclassification of net losses (gains) on derivative instruments	152	(60)	92	(2,448)	942	(1,506)
Other comprehensive income (loss)	$8	$(60)	$(52)	$(2,422)	$942	$(1,480)

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(197)	$—	$(197)	$(84)	$—	$(84)
Reclassification of net losses (gains) on derivative instruments	458	(180)	278	(2,324)	892	(1,432)
Other comprehensive income (loss)	$261	$(180)	$81	$(2,408)	$892	$(1,516)

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	September 30, 2017	December 31, 2016
Foreign currency translation	$1,183	$1,380
Derivative instruments designated as cash flow hedges	(10,074)	(10,352)
Postretirement medical plans	(742)	(742)
Accumulated other comprehensive loss	$(9,633)	$(9,714)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		September 30, 2017
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,166)	$(742)	$1,327	$(9,581)
Other comprehensive loss before reclassifications		—	—	(144)	(144)
Amounts reclassified from AOCL	Interest Expense	92	—	—	92
Net current-period other comprehensive income (loss)		92	—	(144)	(52)
Ending balance		$(10,074)	$(742)	$1,183	$(9,633)

		Three Months Ended
		September 30, 2016
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(8,940)	$(937)	$1,245	(8,632)
Other comprehensive income before reclassifications		—	—	26	26
Amounts reclassified from AOCL	Interest Expense	(1,506)	—	—	(1,506)
Net current-period other comprehensive (loss) income		(1,506)	—	26	(1,480)
Ending balance		$(10,446)	$(937)	$1,271	$(10,112)

		Nine Months Ended
		September 30, 2017
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,352)	$(742)	$1,380	$(9,714)
Other comprehensive loss before reclassifications		—	—	(197)	(197)
Amounts reclassified from AOCL	Interest Expense	278	—	—	278
Net current-period other comprehensive income (loss)		278	—	(197)	81
Ending balance		$(10,074)	$(742)	$1,183	$(9,633)

		Nine Months Ended
		September 30, 2016
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,014)	$(937)	$1,355	$(8,596)
Other comprehensive loss before reclassifications		—	—	(84)	(84)
Amounts reclassified from AOCL	Interest Expense	(1,432)	—	—	(1,432)
Net current-period other comprehensive loss		(1,432)	—	(84)	(1,516)
Ending balance		$(10,446)	$(937)	$1,271	$(10,112)

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

Accounting for Derivative Instruments

We evaluate new and existing transactions and agreements to determine whether they are derivatives. The permitted accounting treatments include: normal purchase normal sale (NPNS); cash flow hedge; fair value hedge; and mark-to-market. Mark-to-market accounting is the default accounting treatment for all derivatives unless they qualify, and we specifically designate them, for one of the other accounting treatments. Derivatives designated for any of the elective accounting treatments must meet specific, restrictive criteria both at the time of designation and on an ongoing basis. The changes in the fair value of recognized derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction.

Normal Purchases and Normal Sales

We have applied the NPNS to our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no unrealized amounts recorded in the Financial Statements at September 30, 2017 and December 31, 2016. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

	Location of amount reclassified from AOCL to Income	Amount Reclassified from AOCL into Income during the Nine Months Ended September 30, 2017

Interest rate contracts	Interest Expense	$458

A pre-tax loss of approximately $16.6 million is remaining in AOCL as of September 30, 2017, and we expect to reclassify approximately $0.6 million of pre-tax losses from AOCL into interest expense during the next twelve months. These amounts relate to terminated swaps.

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

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
September 30, 2017
Restricted cash	$6,799	$—	$—	$—	$6,799
Rabbi trust investments	27,425	—	—	—	27,425
Total	$34,224	$—	$—	$—	$34,224

December 31, 2016
Restricted cash	$4,164	$—	$—	$—	$4,164
Rabbi trust investments	25,064	—	—	—	25,064
Total	$29,228	$—	$—	$—	$29,228

Restricted cash represents amounts held in money market mutual funds. Rabbi trust investments represent assets held for non-qualified deferred compensation plans, which consist of our common stock and actively traded mutual funds with quoted prices in active markets.

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,794,083	$1,897,140	$1,793,338	$1,852,052

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

(9) Financing Activities

In September 2017, we entered into an Equity Distribution Agreement with Merrill Lynch, Pierce, Fenner & Smith and J.P. Morgan Securities LLC, collectively the sales agents, pursuant to which we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $100 million. During the third quarter of 2017, we sold 83,769 shares of our common stock at an average price of $59.56 per share. Proceeds received were approximately $4.8 million, which are net of sales commissions and other fees paid of approximately $0.2 million.

In October 2017, we priced $250 million aggregate principal amount of Montana First Mortgage Bonds, at a fixed interest rate of 4.03% maturing in 2047. We expect to close the transaction in early November 2017, and will issue the bonds in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds will be used to redeem our 6.34%, $250 million of Montana First Mortgage Bonds due 2019. The bonds will be secured by our electric and natural gas assets in Montana.

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

Financial data for the business segments are as follows (in thousands):

Three Months Ended
September 30, 2017	Electric	Gas	Other	Eliminations	Total
Operating revenues	$274,785	$35,148	$—	$—	$309,933
Cost of sales	91,327	6,180	—	—	97,507
Gross margin	183,458	28,968	—	—	212,426
Operating, general and administrative	53,535	19,280	(2,571)	—	70,244
Property and other taxes	30,754	8,355	2	—	39,111
Depreciation and depletion	34,127	7,390	8	—	41,525
Operating income (loss)	65,042	(6,057)	2,561	—	61,546
Interest expense	(20,644)	(1,418)	(1,087)	—	(23,149)
Other income (loss)	1,247	732	(1,189)	—	790
Income tax (expense) benefit	(4,153)	2,334	(956)	—	(2,775)
Net income (loss)	$41,492	$(4,409)	$(671)	$—	$36,412
Total assets	$4,498,807	$1,127,464	$2,684	$—	$5,628,955
Capital expenditures	$62,799	$15,063	$—	$—	$77,862

Three Months Ended
September 30, 2016	Electric	Gas	Other	Eliminations	Total
Operating revenues	$266,629	$34,369	$—	$—	$300,998
Cost of sales	89,681	6,475	—	—	96,156
Gross margin	176,948	27,894	—	—	204,842
Operating, general and administrative	50,460	19,141	(1,311)	—	68,290
Property and other taxes	32,343	8,328	2	—	40,673
Depreciation and depletion	32,549	7,206	8	—	39,763
Operating income (loss)	61,596	(6,781)	1,301	—	56,116
Interest expense	(19,099)	(1,249)	(701)	—	(21,049)
Other income (loss)	982	345	(1,448)	—	(121)
Income tax benefit	7,946	1,169	544	—	9,659
Net income (loss)	$51,425	$(6,516)	$(304)	$—	$44,605
Total assets	$4,294,549	$1,093,333	$6,059	$—	$5,393,941
Capital expenditures	$66,322	$16,430	$—	$—	$82,752

Nine Months Ended
September 30, 2017	Electric	Gas	Other	Eliminations	Total
Operating revenues	$774,890	$186,214	$—	$—	$961,104
Cost of sales	246,858	54,466	—	—	301,324
Gross margin	528,032	131,748	—	—	659,780
Operating, general and administrative	166,240	61,115	(961)	—	226,394
Property and other taxes	92,824	25,688	8	—	118,520
Depreciation and depletion	102,302	22,155	24	—	124,481
Operating income	166,666	22,790	929	—	190,385
Interest expense	(62,745)	(4,464)	(2,748)	—	(69,957)
Other income	2,870	1,449	94	—	4,413
Income tax (expense) benefit	(7,563)	(3,800)	1,331	—	(10,032)
Net income (loss)	$99,228	$15,975	$(394)	$—	$114,809
Total assets	$4,498,807	$1,127,464	$2,684	$—	$5,628,955
Capital expenditures	$159,835	$37,150	$—	$—	$196,985

Nine Months Ended
September 30, 2016	Electric	Gas	Other	Eliminations	Total
Operating revenues	$756,374	$170,283	$—	$—	$926,657
Cost of sales	245,470	47,813	—	—	293,283
Gross margin	510,904	122,470	—	—	633,374
Operating, general and administrative	157,471	61,638	1,621	—	220,730
Property and other taxes	87,094	24,200	8	—	111,302
Depreciation and depletion	97,614	21,913	24	—	119,551
Operating income (loss)	168,725	14,719	(1,653)	—	181,791
Interest expense	(65,273)	(5,018)	(1,688)	—	(71,979)
Other income	2,136	925	1,115	—	4,176
Income tax benefit (expense) (1)	3,600	(574)	3,027	—	6,053
Net income (1)	$109,188	$10,052	$801	$—	$120,041
Total assets	$4,294,549	$1,093,333	$6,059	$—	$5,393,941
Capital expenditures	$165,885	$38,113	$—	$—	$203,998
______________
(1)         We adopted the provisions of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, during the fourth quarter of 2016, which resulted in the recognition of $1.8 million in excess tax benefits. In accordance with the guidance, the $1.8 million impact of this adoption is reflected as of January 1, 2016, which resulted in an increase in net income for the nine months ended September 30, 2016.

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

	Three Months Ended
	September 30, 2017	September 30, 2016
Basic computation	48,486,899	48,314,783
Dilutive effect of:
Performance share awards (1)	64,598	175,533

Diluted computation	48,551,497	48,490,316

	Nine Months Ended
	September 30, 2017	September 30, 2016
Basic computation	48,441,463	48,288,678
Dilutive effect of:
Performance share awards (1)	65,323	175,781

Diluted computation	48,506,786	48,464,459
_______
(1)          Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

We adopted the provisions of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, during the fourth quarter of 2016. Under this ASU, the assumed proceeds from applying the treasury stock method when computing earnings per share no longer includes the amount of excess tax benefits or deficiencies that used to be recognized as additional paid-in capital. This change in the treasury stock method was made on a prospective basis, with adjustments reflected as of January 1, 2016. The changes to the treasury stock method required by this ASU increased dilutive shares by 20,996 and 20,892 for the three and nine months ended September 30, 2016, respectively.

(12) Employee Benefit Plans

Net periodic benefit cost (income) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Components of Net Periodic Benefit Cost (Income)
Service cost	$2,749	$2,939	$114	$123
Interest cost	6,408	6,553	178	198
Expected return on plan assets	(5,991)	(7,062)	(211)	(261)
Amortization of prior service cost	1	62	(471)	(471)
Recognized actuarial loss	1,959	2,472	80	78
Net Periodic Benefit Cost (Income)	$5,126	$4,964	$(310)	$(333)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Components of Net Periodic Benefit Cost (Income)
Service cost	$8,246	$8,819	$342	$369
Interest cost	19,225	19,658	536	596
Expected return on plan assets	(17,973)	(21,186)	(635)	(782)
Amortization of prior service cost	3	185	(1,412)	(1,412)
Recognized actuarial loss	5,878	7,416	239	236
Net Periodic Benefit Cost (Income)	$15,379	$14,892	$(930)	$(993)

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, the majority of our environmental reserve relates to the remediation of former manufactured gas plant sites owned by us and is estimated to range between $27.9 million to $32.6 million. As of September 30, 2017, we have a reserve of approximately $30.1 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $23.4 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies, implementing remedial actions pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources, and conducting ongoing monitoring and operation and maintenance activities. As of September 30, 2017, the reserve for remediation costs at this site is approximately $10.3 million, and we estimate that approximately $5.7 million of this amount will be incurred during the next five years.

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

In addition, we own or have responsibility for sites in Butte, Missoula and Helena, Montana on which former manufactured gas plants were located. The Butte and Helena sites, both listed as high priority sites on Montana's state superfund list, were placed into the Montana Department of Environmental Quality (MDEQ) voluntary remediation program for cleanup due to soil and groundwater impacts. Soil and coal tar were removed at the sites in accordance with the MDEQ requirements. Groundwater monitoring is conducted semiannually at both sites. In August 2016, the MDEQ sent us a Notice of Potential Liability and Request for Remedial Action regarding the Helena site. In September 2017, we submitted a Draft Remedial Investigation Work Plan for the Helena site, based on the request of the MDEQ. Comments from the MDEQ are expected in November 2017. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of additional remedial actions and/or investigations, if any, at the Butte site.

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

While numerous bills have been introduced that address climate change from different perspectives, including through direct regulation of GHG emissions, the establishment of cap and trade programs and the establishment of Federal renewable portfolio standards, Congress has not passed any federal climate change legislation and we cannot predict the timing or form of any potential legislation. In the absence of such legislation, EPA is presently regulating new and existing sources of GHG emissions through regulations. EPA is currently reviewing its existing regulations as a result of an Executive Order issued by President Trump on March 28, 2017 (the Executive Order) instructing all federal agencies to review all regulations and other policies (specifically including the Clean Power Plan, which is discussed in further detail below) that burden the development or use of domestically produced energy resources and suspend, revise or rescind those that pose an undue burden beyond that required to protect the public interest.

As a result of the Executive Order review, on October 10, 2017, the EPA proposed to repeal the Clean Power Plan (CPP). The CPP was published in October 2015 and was intended to establish GHG performance standards for existing power plants under Clean Air Act Section 111(d). The CPP established CO2 emission performance standards for existing electric utility steam generating units and natural gas combined cycle units.

Under the CPP, states were to develop implementation plans for affected units to meet the individual state GHG emission reduction targets established in the CPP, or they could adopt a federal plan. The CPP could have required reductions in CO2 emissions from 2012 emission levels of up to 38.4 percent in South Dakota and 47.4 percent in Montana by 2030. Neither South Dakota nor Montana has submitted implementation plans to date. In its repeal proposal, EPA indicated that it had not yet determined whether it will promulgate a new rule to replace the CPP and the form, if any, such a replacement would take.

Following the issuance of the CPP in October 2015, judicial appeals were filed in the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), including an appeal by us filed on October 23, 2015. The United States Supreme Court (Supreme Court) issued a stay of the CPP on February 9, 2016 pending resolution of the appeals by the D.C. Circuit and possibly the Supreme Court. On October 10, 2017, the EPA filed a status report advising the D.C. Circuit of EPA’s proposal to repeal the CPP and asking the D.C. Circuit to continue to hold the case in abeyance. On October 16, 2017, the EPA published its proposal to repeal the CPP in the Federal Register, opening a 60-day window for public comment. The EPA’s request has been opposed by intervenors supporting the CPP who, in an October 17, 2017 filing, asked the D.C. Circuit to rule on the case or, alternatively, to limit the abeyance’s duration.

In addition, administrative requests for reconsideration of the CPP were filed with the EPA, including one filed by us in December 2015. We requested the EPA reconsider the CPP, in part, on the grounds that the CO2 reductions in the CPP applicable to Montana were substantially greater than the reductions the EPA had originally proposed. The EPA denied the petition for reconsideration on January 11, 2017, and we appealed that denial to the D.C. Circuit on March 13, 2017. The EPA has also requested that this case be held in abeyance. The D.C. Circuit has not acted on the EPA’s abeyance request.

We cannot predict what, if any, action the D.C. Circuit may take in either of these two cases, particularly in light of the EPA’s proposal to repeal the CPP.

If the CPP ultimately is not repealed, survives the legal challenges described above, and is implemented as written, or if a replacement to the CPP is adopted with similar requirements, it could result in significant additional compliance costs that would affect our future results of operations and financial position if such costs are not recovered through regulated rates. We will continue working with federal and state regulatory authorities, other utilities, and stakeholders to seek relief from any GHG regulations that, in our view, disproportionately impacts customers in our region. We cannot predict the ultimate outcome of these matters or what our obligations might be under any state compliance plans with any degree of certainty until they are finalized; however, complying with the CO2 emission performance standards in the CPP, and with other future environmental rules, may make it economically impractical to continue operating all or a portion of our jointly owned facilities or for individual owners to participate in their proportionate ownership of the coal-fired generating units. This could lead to significant impacts to customer rates for recovery of plant improvements and / or closure related costs and costs to procure replacement power. In addition, these changes could impact system reliability due to changes in generation sources.

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

In December 2011, the EPA issued a final rule relating to Mercury and Air Toxics Standards (MATS). Among other things, the MATS set stringent emission limits for acid gases, mercury, and other hazardous air pollutants from new and existing electric generating units. The rule was challenged by industry groups and states, and was upheld by the D.C. Circuit in April 2014. The decision was appealed to the Supreme Court and in June 2015, the Supreme Court issued an opinion that the EPA did not properly consider the costs to the industry when making the requisite “appropriate and necessary” determination as part of its analysis in connection with the issuance of the MATS rule. The Supreme Court remanded the case back to the D.C. Circuit, and the D.C. Circuit remanded, without vacatur, the MATS rule to the EPA, leaving the rule in place. In April 2016, the EPA published its final supplemental finding that it is "appropriate and necessary" to regulate coal and oil-fired units under Section 112 of the Clean Air Act. Although industry and trade associations have filed a lawsuit in the D.C. Circuit challenging the EPA's supplemental finding and the D.C. Circuit recently delayed oral argument in the case at the request of the Trump administration, installation or upgrading of relevant environmental controls at our affected plants is complete and we are controlling emissions of mercury under the state and Federal MATS rules.

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

In September 2012, a final Federal Implementation Plan for Montana was published in the Federal Register to address regional haze. The plan does not require Colstrip Units 3 and 4 to improve removal efficiency for pollutants that contribute to regional haze. In November 2012, PPL Montana (now Talen Montana, LLC) (Talen), the operator of Colstrip, as well as environmental groups (National Parks Conservation Association, Montana Environmental Information Center (MEIC), and Sierra Club) jointly filed a petition for review of the Federal Implementation Plan in the United States Court of Appeals for the Ninth Circuit (Ninth Circuit). MEIC and Sierra Club challenged the EPA's decision not to require any emissions reductions from Colstrip Units 3 and 4. In June 2015, the Ninth Circuit rejected the challengers’ contention that the EPA should have required additional pollution-reduction technologies on Colstrip Unit 4 beyond those in the regulations and the matter is back in EPA Region 8 for action.

On January 10, 2017, the EPA published amendments to the requirements under the Clean Air Act for state plans for protection of visibility. Among other things, these amendments revised the process and requirements for the state implementation plans and extended the due date for the next periodic comprehensive regional haze state implementation plan revisions from 2018 to 2021. Therefore, by 2021, Montana, or EPA, must develop a revised plan that demonstrates reasonable progress toward eliminating man-made emissions of visibility impairing pollutants, which could impact Colstrip Unit 4. On March 13, 2017, we filed a Petition for Review of these amendments with the D.C. Circuit. On March 15, 2017, our petition was consolidated with other petitions challenging the final rule. The EPA has not responded to our petition, which remains pending before the D.C. Circuit.

Jointly Owned Plants - We have joint ownership in generation plants located in South Dakota, North Dakota, Iowa and Montana that are or may become subject to the various regulations discussed above that have been issued or proposed.

Regarding the CPP, as discussed above, we cannot predict the impact of the CPP on us until there is a definitive judicial decision or administrative action by the EPA repealing or significantly changing the CPP.

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

LEGAL PROCEEDINGS

Billings, Montana Refinery Outage Claim

On January 25, 2014, an electrical outage on our 50kV lines supplying power to the ExxonMobil refinery in Billings, Montana caused the refinery to shut down for an extended period. On January 13, 2016, a second electrical outage shut down the ExxonMobil refinery for about nine days. On January 22, 2016, ExxonMobil filed suit against NorthWestern in U.S. District Court in Billings, Montana, seeking unspecified compensatory and punitive damages arising from both outages. ExxonMobil currently claims property damages and economic losses of approximately $84.9 million to $95.6 million. We dispute ExxonMobil’s claims and intend to vigorously defend this lawsuit. We have reported the refinery's claims and lawsuit to our liability insurance carriers under our liability insurance coverage, which has a $2.0 million per occurrence retention. We also have brought third-party complaints against the City of Billings and General Electric International, Inc. alleging that they are responsible in whole or in part for the outages.

Fact and expert witness discovery have been completed and the parties are in the process of filing various dispositive motions on liability and damage issues. A mediation is scheduled for November 16, 2017. If unsuccessful, trial is scheduled to begin on February 26, 2018. We are not currently able to predict an outcome or estimate the amount or range of loss that would be associated with an adverse result.

Pacific Northwest Solar Litigation

Pacific Northwest Solar, LLC (PNWS) is an Oregon solar QF developer with which we began negotiating in early 2016 to purchase capacity and energy at our avoided cost under the QF-1 option 1(a) tariff standard rates in accordance with PURPA as implemented by the FERC and the MPSC.

On June 16, 2016, however, the MPSC entered a Notice of Commission Action (MPSC Notice) suspending the availability of QF-1 option 1(a) standard rates for solar projects greater than 100 kW, which included the various projects proposed by PNWS. The MPSC exempted from the suspension any contracts at the standard tariff rate with solar QFs greater than 100 kW, but no larger than 3 MW, if prior to the date of the MPSC Notice, the QF had submitted a signed power purchase agreement and had executed an interconnection agreement. PNWS had not obtained interconnection agreements for any of its projects as of June 16, 2016, so based on the MPSC Notice and subsequent July 25, 2016 Order 7500 of like effect from the MPSC, we discontinued further negotiations with PNWS.

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

On July 19, 2017, we entered into a partial settlement agreement with PNWS that resolved some but not all of PNWS' litigation claims. In return for supporting PNWS' efforts to obtain MPSC approval of PNWS’ first four solar projects, PNWS agreed to release its damages claims against us related to the other 17 projects, although PNWS can continue to seek (and we can continue to oppose) MPSC approval of those 17 projects.

On July 31, 2017, jointly with PNWS, we requested reconsideration of the MPSC’s decision not to approve PNWS’ first four solar projects. We are awaiting the MPSC’s final order on all requests for reconsideration in this docket. If the MPSC approves the first four projects, PNWS also will release its damage claims related to those four projects. If the MPSC does not approve those four projects, PNWS will be able to pursue all of its damages claims and other relief related to those four projects.

We dispute all of the claims that PNWS has made in its lawsuit and intend to vigorously defend those that have not been resolved by the partial settlement. This matter is in the initial stages, and we cannot predict an outcome or estimate the amount or range of loss that would result from the remaining claims.

State of Montana - Riverbed Rents

On April 1, 2016, the State of Montana (State) filed a complaint on remand with the Montana First Judicial District Court (State District Court), naming us, along with Talen as defendants. The State claims it owns the riverbeds underlying 10 of our hydroelectric facilities (dams, along with reservoirs and tailraces) on the Missouri, Madison and Clark Fork Rivers, and seeks rents for Talen’s and our use and occupancy of such lands. The facilities at issue in the litigation include the Hebgen, Madison, Hauser, Holter, Black Eagle, Rainbow, Cochrane, Ryan and Morony facilities on the Missouri-Madison Rivers and the Thompson Falls facility on the Clark Fork River. We acquired these facilities from Talen in November 2014.

Prior to our acquisition of the facilities, Talen litigated this issue against the State in State District Court, the Montana Supreme Court and in the United States Supreme Court. In August 2007, the State District Court determined that the 10 hydroelectric facilities were located on rivers which were navigable and that the State held title to the riverbeds. Subsequently, in June 2008, the State District Court awarded the State compensation with respect to all 10 facilities of approximately $34 million for the 2000-2006 period and approximately $6 million for 2007. The State District Court deferred the determination of compensation for 2008 and future years to the Montana State Land Board.

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

On May 19, 2016, the State asked the Federal District Court to remand the case back to the State District Court and to dismiss Talen’s consent to removal. The parties briefed the remand issue and oral argument was held before the Magistrate on January 17, 2017. On January 23, 2017 the Magistrate issued his Findings and Recommendation to remand the case to State District Court. In February 2017, we and Talen filed objections to the Magistrate’s Findings and Recommendation. In oral argument before the U.S. District Court Judge on August 16, 2017 we argued that the Federal District Court should retain jurisdiction. On October 10, 2017, the U.S. District Court Judge entered an order denying the State’s motion to remand. On October 16, 2017, we and Talen renewed our motions to dismiss the State's claim regarding the Great Falls Reach.

We dispute the State’s claims and intend to vigorously defend the lawsuit. This matter is in the initial stages, and we cannot predict an outcome. If the Federal District Court determines the riverbeds under all 10 of the hydroelectric facilities are navigable (including the five hydroelectric facilities on the Great Falls Reach) and if it calculates damages as the State District Court did in 2008, we estimate the annual rents could be approximately $7 million commencing in November 2014, when we acquired the facilities. We anticipate that any obligation to pay the State rent for use and occupancy of the riverbeds would be recoverable in rates from customers, although there can be no assurances that the MPSC would approve any such recovery.

Wilde Claims

On October 10, 2017, Martin Wilde, a Montana resident and wind developer, and three entities with which he is affiliated, commenced a lawsuit against the MPSC, each individual commissioner of the MPSC (in each of their official and individual capacities), and us in the Montana Eighth Judicial District Court (Eighth District Court). The Wilde lawsuit alleges that the MPSC collaborated with NorthWestern to set discriminatory rates and contract durations for QF developers. The plaintiffs seek power purchase agreements at $45.19 per megawatt hour for a 25-year term or, as an alternative remedy to the alleged discrimination, a reduction in NorthWestern’s rates by $17.03 per megawatt hour. The Wilde lawsuit also seeks compensatory damages of not less than $4.8 million, various forms of declaratory relief, injunctive relief, unspecified damages, and punitive damages.

On October 20, 2017, the Eighth District Court conducted a hearing on the Wilde plaintiffs' application for a preliminary injunction to stop the defendants from the alleged ongoing discrimination that harms development of renewable energy in Montana. At the hearing’s conclusion, the court did not rule on the requested injunction but orally ordered post-hearing briefs and filings due November 22, 2017 and December 6, 2017. We dispute the Wilde claims, believe they are without merit and intend to vigorously defend the lawsuit. However, we are unable to predict the outcome of this case and, if determined adversely to us, it could have a material effect on our financial results.

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

HOW WE PERFORMED AGAINST OUR THIRD QUARTER 2016 RESULTS

	Quarter-over-Quarter Change

Gross Margin by Segment(1)
Electric	$6.6M	é	3.7%
Natural Gas	$1.0M	é	3.6%

Operating Income	$5.4M	é	9.7%

Net Income	$(8.2)M	ê	(18.4)%

EPS (Diluted)	$(0.17)	ê	(18.5)%
(1) Non-GAAP financial measure. See "non-GAAP Financial Measure" below.

SIGNIFICANT DEVELOPMENTS IN Q3 2017

•
A decrease in net income of $8.2 million, primarily due to the inclusion in our 2016 results of a $15.5 million income tax benefit due to the adoption of a tax accounting method change related to the costs to repair generation assets.

	•	Operating income increased approximately $5.4 million due to an improvement in gross margin driven by favorable weather, and to a lesser extent, by customer growth.

Following is a brief overview of significant items for 2017.

SIGNIFICANT TRENDS AND REGULATION

Montana Natural Gas General Rate Filing

In June 2017, we reached a settlement agreement with intervenors in our natural gas rate case. This settlement included an overall increase in delivery services and production charges of approximately $5.7 million, based upon a 6.96 percent rate of return (9.55 percent return on equity, 4.67 percent cost of debt and 53.2 percent debt to rate base). The MPSC issued an order in August 2017, accepting the settlement with modifications resulting in an annual increase in delivery services and production charges of approximately $5.1 million, and including an annual reduction in production rates to reflect depletion until our next rate filing. Rates were effective September 1, 2017.

•
While the final order reflects an annual increase of approximately $5.1 million, we expect the increase in 2018 to be approximately $2 million due to the inclusion in 2017 of four months of increased rates and the step down of gas production rates to reflect depletion.

Montana QF Tariff Filing

Under the PURPA, electric utilities are required, with exceptions, to purchase energy and capacity from independent power producers that are QFs. The MPSC held a work session in June 2017 to discuss our application for approval of a revised tariff for standard rates for small QFs (3 MW or less). In July 2017, the MPSC issued an order establishing a maximum 10-year contract length with a rate adjustment after the first five years, and approving rates that do not include costs associated with the risk of future carbon dioxide emissions regulations. In this same order, the MPSC indicated it would apply the 10-year contract term to us for future electric supply resource transactions. We and other parties filed motions for reconsideration of this decision. Although the MPSC voted in October 2017 to revise the initial order extending the contract length to 15 years and to continue to apply the contract term to both QF contracts and our future electric supply resource, the MPSC has not yet issued a final order. Based on the MPSC’s October 2017 vote, we expect that the decision will result in substantially lower rates for future QF contracts.

As a result of the MPSC’s July decision, we suspended our competitive solicitation process to determine the lowest-cost / least-risk approach for addressing our intermittent capacity and reserve margin needs in Montana. We have significant generation capacity deficits and negative reserve margins, and our 2016 resource plan identified price and reliability risks to our customers if we rely solely upon market purchases to address these capacity needs. In addition to our responsibility to meet peak demand, national reliability standards effective July 2016 require us to have even greater dispatchable generation capacity available and be capable of increasing or decreasing output to address the irregular nature of intermittent generation such as wind or solar. A final determination regarding the competitive solicitation will be dependent upon reviewing the MPSC's final order. We expect the order to be issued during the fourth quarter of 2017.

Montana House Bill 193

In April 2017, the Montana legislature passed HB 193, repealing the statutory language that provided for mandatory recovery of our prudently incurred electric supply costs effective July 1, 2017. The enacted legislation gives the MPSC discretion whether to approve an electric supply cost adjustment mechanism. In May 2017, the MPSC issued a NCA initiating a process to develop a replacement electric supply cost adjustment mechanism. We filed a motion for reconsideration of the May 2017 NCA. On July 7, 2017, the MPSC issued an additional NCA addressing the arguments in our motion for reconsideration and identifying three replacement mechanism alternatives for consideration. Two of the MPSC's replacement mechanism alternatives include updating the fixed rate portion of the recovery of our electric supply assets in addition to the variable costs that were recovered through the prior electric tracker.

On July 14, 2017, responsive to the NCA, we filed a proposed electric PCCAM with the MPSC. The MPSC held work sessions to consider whether to require us to make a filing similar to a rate case filing by September 30, 2017, regarding electric supply costs and generation assets. On August 1, 2017, the MPSC concluded its work session. The MPSC declined to require us to submit the additional filing, and requested staff to establish a procedural schedule in the docket. In September 2017, the MPSC established a procedural schedule, with a hearing scheduled in March 2018. We believe our July 2017 PCCAM filing is consistent with the MPSC's advocacy for HB 193, the MPSC's May and July 2017 NCAs, and the MDU adjustment mechanism used in Montana that allows for recovery of 90 percent of the increases or decreases in fuel and purchased energy costs from an established baseline. However, we cannot guarantee how the MPSC may apply the statute in establishing a revised mechanism for us. If the MPSC approves a new mechanism, we expect the MPSC will apply the mechanism to variable costs on a retroactive basis to the effective date of HB 193 (July 1, 2017).

Montana Property Tax Tracker

Under Montana law, we are allowed to track the changes in the actual level of state and local taxes and fees and recover 60 percent of the change in rates. We submit an annual property tax tracker filing with the MPSC for an automatic rate adjustment, with rates typically effective January 1st of each year. The MPSC identified concerns with the amount of annual increases proposed by the Montana Department of Revenue. In June 2017, the MPSC adopted new rules to establish minimum filing requirements for our statutory property tax tracker filing. Some of the rules appear to be based on a narrow interpretation of the statutory language and suggest that the MPSC will challenge the amount and allocation of these taxes to customers. We expect to submit our annual property tax tracker filing in December 2017, with resolution during the first quarter of 2018.

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

Factors Affecting Results of Operations

Our revenues are impacted by customer growth and usage, the latter of which is primarily affected by weather. Very cold winters increase demand for natural gas and to a lesser extent, electricity, while warmer than normal summers increase demand for electricity, especially among our residential and commercial customers. We measure this effect using degree-days, which is the difference between the average daily actual temperature and a baseline temperature of 65 degrees. Heating degree-days result when the average daily temperature is less than the baseline. Cooling degree-days result when the average daily temperature is greater than the baseline. The statistical weather information in our regulated segments represents a comparison of this data.

Our revenues may also fluctuate with changes in supply costs, which are generally collected in rates from customers. In addition, various regulatory agencies approve the prices for electric and natural gas utility service within their respective jurisdictions and regulate our ability to recover costs from customers.

OVERALL CONSOLIDATED RESULTS

Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016

	Three Months Ended September 30,
	2017	2016	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$274.8	$266.6	$8.2	3.1%
Natural Gas	35.1	34.4	0.7	2.0
Total Operating Revenues	$309.9	$301.0	$8.9	3.0%

	Three Months Ended September 30,
	2017	2016	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$91.3	$89.7	$1.6	1.8%
Natural Gas	6.2	6.5	(0.3)	(4.6)
Total Cost of Sales	$97.5	$96.2	$1.3	1.4%

	Three Months Ended September 30,
	2017	2016	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$183.5	$176.9	$6.6	3.7%
Natural Gas	28.9	27.9	1.0	3.6
Total Gross Margin	$212.4	$204.8	$7.6	3.7%

Primary components of the change in gross margin include the following:

Gross Margin 2017 vs. 2016
(in millions)
Gross Margin Items Impacting Net Income
Electric retail volumes	$5.1
Montana natural gas and production rates	0.7
Natural gas retail volumes	0.1
Electric transmission	(0.3)
Other	1.6
Change in Gross Margin Impacting Net Income	7.2

Gross Margin Items Offset in Operating Expenses
Production tax credits flowed-through trackers	1.0
Operating expenses recovered in trackers	0.6
Property taxes recovered in trackers	(1.0)
Gas production gathering fees	(0.2)
Change in Items Offset Within Net Income	0.4
Increase in Gross Margin	$7.6

Consolidated gross margin for items impacting net income increased $7.2 million, due to the following:

•	Improved electric retail volumes due primarily to warmer summer weather in our Montana jurisdiction and customer growth; partly offset by cooler summer weather in our South Dakota jurisdiction;

•
A final order from the MPSC in our Montana natural gas rate case, which resulted in an increase of approximately $0.6 million from the resolution of the deferral of gas production interim rates and a $0.1 million increase in rates effective September 1, 2017; and

•	While natural gas retail volumes remained flat, customer growth and higher commercial volumes in our Montana jurisdiction were partly offset by warmer summer weather.

These increases were partly offset by lower demand to transmit energy across our transmission lines due to market conditions and pricing.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•	A decrease in production tax credits, which is an increase in our customer rates, is offset by increased income tax expense; and

•	An increase in operating expenses included in our supply trackers is offset by an increase in operating, general and administrative expenses; These increases were partly offset by

•	A decrease in revenues for property taxes included in trackers is offset by decreased property tax expense; and

•	A decrease in natural gas production gathering fees is offset by a decrease in operating expenses.

	Three Months Ended September 30,
	2017	2016	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$70.2	$68.3	$1.9	2.8%
Property and other taxes	39.1	40.7	(1.6)	(3.9)
Depreciation and depletion	41.5	39.8	1.7	4.3
	$150.8	$148.8	$2.0	1.3%

Consolidated operating, general and administrative expenses were $70.2 million for the three months ended September 30, 2017, as compared with $68.3 million for the three months ended September 30, 2016. Primary components of the change include the following:

Operating, General & Administrative Expenses
2017 vs. 2016
(in millions)
Employee benefits	$1.8
Operating expenses recovered in trackers	0.6
Bad debt expense	0.4
Non-employee directors deferred compensation	0.3
Maintenance costs	(0.6)
Natural gas production gathering expense	(0.2)
Other	(0.4)
Increase in Operating, General & Administrative Expenses	$1.9

The increase in operating, general and administrative expenses is primarily due to the following:

•	An increase in employee benefits due to higher medical and supplemental benefit costs;

•	Higher operating expenses recovered through our supply trackers;

•	Higher bad debt expense due to an increase in revenues as a result of warmer summer weather in Montana; and

•	The change in value of non-employee directors deferred compensation due to changes in our stock price (offset by changes in other income with no impact on net income).

These increases were partly offset by lower maintenance costs at our Dave Gates Generating Station and a decrease in natural gas production gathering expense (offset by lower gathering fee revenue discussed above).

Property and other taxes were $39.1 million for the three months ended September 30, 2017, as compared with $40.7 million in the same period of 2016. This decrease was primarily due to the inclusion in our 2016 results of an approximately $5.4 million increase to our annual property tax expense estimate, partly offset by plant additions and higher annual estimated 2017 Montana valuations. We estimate property taxes throughout each year, and update based on valuation reports received from the Montana Department of Revenue. As discussed above, under Montana law, we are allowed to track the increases in the actual level of state and local taxes and fees and recover these amounts. Our Montana property tax tracker mechanism currently allows for the recovery of approximately 60% of the estimated increase in our state and local taxes and fees (primarily property taxes) as compared with the related amount included in rates during our last general rate case.

Depreciation and depletion expense was $41.5 million for the three months ended September 30, 2017, as compared with $39.8 million in the same period of 2016. This increase was primarily due to plant additions.

Consolidated operating income for the three months ended September 30, 2017 was $61.5 million as compared with $56.1 million in the same period of 2016. This increase was primarily due to the increase in gross margin driven by higher electric retail volumes.

Consolidated interest expense for the three months ended September 30, 2017 was $23.1 million, as compared with $21.0 million in the same period of 2016. The third quarter of 2016 included a benefit related to a debt refinancing transaction, which reduced interest expense.

Consolidated other income for the three months ended September 30, 2017, was $0.8 million as compared with a loss of $0.1 million in the same period of 2016. This increase was primarily due to higher capitalization of allowance for funds used during construction (AFUDC) and a $0.3 million increase in the value of deferred shares held in trust for non-employee directors deferred compensation (which, as discussed above, is offset by a corresponding increase to operating, general and administrative expenses).

Consolidated income tax expense for the three months ended September 30, 2017 was $2.8 million as compared with a benefit of $9.7 million in the same period of 2016. Our effective tax rate for the three months ended September 30, 2017 was 7.1% as compared with (27.6)% for the same period of 2016. We expect our 2017 effective tax rate to range between 7% - 11%.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended September 30,
	2017		2016
Income Before Income Taxes	$39.2		$34.9

Income tax calculated at 35% federal statutory rate	13.7	35.0%	12.2	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(0.7)	(1.7)	(0.6)	(1.8)
Flow-through repairs deductions	(7.0)	(17.9)	(19.0)	(54.4)
Production tax credits	(2.2)	(5.8)	(2.2)	(6.3)
Plant and depreciation of flow through items	(0.1)	(0.2)	(0.2)	(0.7)
Prior year permanent return to accrual adjustments	(0.8)	(2.2)	—	—
Other, net	(0.1)	(0.1)	0.1	0.6
	(10.9)	(27.9)	(21.9)	(62.6)

Income Tax Expense (Benefit)	$2.8	7.1%	$(9.7)	(27.6)%

We compute income tax expense for each quarter based on the estimated annual effective tax rate for the year, adjusted for certain discrete items. Our effective tax rate typically differs from the federal statutory tax rate of 35% primarily due to the regulatory impact of flowing through federal and state tax benefits of repairs deductions, state tax benefit of accelerated tax depreciation deductions (including bonus depreciation when applicable) and production tax credits. During the third quarter of
2016, we filed a tax accounting method change with the IRS related to costs to repair generation property. This resulted in an income tax benefit of approximately $15.5 million during the three months ended September 30, 2016, of which approximately $12.5 million was related to 2015 and prior tax years, and is reflected in the flow-through repairs deductions line above.

Consolidated net income for the three months ended September 30, 2017 was $36.4 million as compared with $44.6 million for the same period in 2016. This decrease was primarily due to the inclusion in our 2016 results of a $15.5 million income tax benefit due to the adoption of a tax accounting method change related to the costs to repair generation assets, offset in part by improved gross margin as a result of favorable weather, and to a lesser extent, by customer growth.

Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016

	Nine Months Ended September 30,
	2017	2016	Change	% Change
	(dollars in millions)
Operating Revenues
Electric	$774.9	$756.4	$18.5	2.4%
Natural Gas	186.2	170.3	15.9	9.3
Total Operating Revenues	$961.1	$926.7	$34.4	3.7%

	Nine Months Ended September 30,
	2017	2016	Change	% Change
	(dollars in millions)
Cost of Sales
Electric	$246.9	$245.5	$1.4	0.6%
Natural Gas	54.4	47.8	6.6	13.8
Total Cost of Sales	$301.3	$293.3	$8.0	2.7%

	Nine Months Ended September 30,
	2017	2016	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$528.0	$510.9	$17.1	3.3%
Natural Gas	131.8	122.5	9.3	7.6
Total Gross Margin	$659.8	$633.4	$26.4	4.2%

Primary components of the change in gross margin include the following:

Gross Margin 2017 vs. 2016
(in millions)
Gross Margin Items Impacting Net Income
Electric retail volumes	$12.3
2016 MPSC disallowance	9.5
Natural gas retail volumes	7.4
South Dakota electric rate increase	1.2
Electric QF adjustment	0.4
Montana natural gas and production rates	0.1
2016 Lost revenue adjustment mechanism	(14.2)
Other	2.8
Change in Gross Margin Impacting Net Income	19.5

Gross Margin Items Offset in Operating Expenses
Property taxes recovered in trackers	5.3
Operating expenses recovered in trackers	1.0
Production tax credits flowed-through trackers	0.4
Gas production gathering fees	0.2
Change in Items Offset Within Net Income	6.9
Increase in Gross Margin	$26.4

Consolidated gross margin for items impacting net income increased $19.5 million, due to the following:

•
An increase in electric retail volumes due primarily to colder winter and warmer summer weather in our Montana jurisdiction and customer growth, partly offset by cooler summer weather in our South Dakota jurisdiction and milder spring weather overall;

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

•
A $0.1 million increase in our Montana gas rates effective September 1, 2017. The favorable impact of the resolution of gas production interim rates in the third quarter was offset by an associated deferral during the first half of 2017, with no impact for the nine months ended September 30, 2017.

These increases were partly offset by the inclusion in our 2016 results of $14.2 million of deferred revenue as a result of a MPSC final order in our tracker filings regarding prior period lost revenues.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•	An increase in revenues for property taxes included in trackers is offset by increased property tax expense;

•	An increase in operating expenses included in our supply trackers is offset by an increase in operating, general and administrative expenses;

•	A decrease in production tax credits, which is an increase in our customer rates, is offset by increased income tax expense; and

•	An increase in natural gas production gathering fees is offset by an increase in operating expenses.

	Nine Months Ended September 30,
	2017	2016	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$226.4	$220.7	$5.7	2.6%
Property and other taxes	118.5	111.3	7.2	6.5
Depreciation and depletion	124.5	119.6	4.9	4.1
	$469.4	$451.6	$17.8	3.9%

Consolidated operating, general and administrative expenses were $226.4 million for the nine months ended September 30, 2017, as compared with $220.7 million for the nine months ended September 30, 2016. Primary components of the change include the following:

Operating, General & Administrative Expenses
2017 vs. 2016
(in millions)
Bad debt expense	$2.3
Labor	1.4
Maintenance costs	1.4
Operating expenses recovered in trackers	1.0
Employee benefits	0.8
Natural gas production gathering expense	0.2
Insurance reserves	(1.0)
Non-employee directors deferred compensation	(1.0)
Other	0.6
Increase in Operating, General & Administrative Expenses	$5.7

The increase in operating, general and administrative expenses is primarily due to the following:

•	Higher bad debt expense due to an increase in revenues as a result of colder winter and warmer summer weather;

•	Increased labor costs due primarily to compensation increases and more time spent by employees on maintenance projects (which are expensed) rather than capital projects;

•	Higher maintenance costs at our Dave Gates Generating Station and Colstrip Unit 4;

•	Higher operating expenses recovered through our supply trackers;

•	An increase in employee benefits due primarily to higher medical costs; and

•	An increase in natural gas production gathering expense (offset by higher gathering fees discussed above).

These increases were offset in part by:

•	A decrease in insurance reserves primarily due to the amount recorded in 2016 related to the Billings, Montana refinery outage; and

•	The change in value of non-employee directors deferred compensation due to changes in our stock price (offset by changes in other income with no impact on net income).

Property and other taxes were $118.5 million for the nine months ended September 30, 2017, as compared with $111.3 million in the same period of 2016. This increase was primarily due to plant additions and higher estimated property valuations in Montana. We expect property tax expense to increase by approximately $10 million on an annual basis in 2017 as compared with 2016.

Depreciation and depletion expense was $124.5 million for the nine months ended September 30, 2017, as compared with $119.6 million in the same period of 2016. This increase was primarily due to plant additions.

Consolidated operating income for the nine months ended September 30, 2017 was $190.4 million as compared with $181.8 million in the same period of 2016. This increase was primarily due to the increase in gross margin as discussed above, offset in part by higher operating expenses.

Consolidated interest expense for the nine months ended September 30, 2017 was $70.0 million, as compared with $72.0 million in the same period of 2016. This decrease was primarily due to the refinancing of debt in 2016.

Consolidated other income for the nine months ended September 30, 2017, was $4.4 million, as compared with $4.2 million in the same period of 2016. This increase was primarily due to higher capitalization of AFUDC and was offset in part by a $1.0 million decrease in the value of deferred shares held in trust for non-employee directors deferred compensation (which, as discussed above, is offset by a corresponding decrease to operating, general and administrative expenses).

Consolidated income tax expense for the nine months ended September 30, 2017 was $10.0 million, as compared with a benefit of $6.1 million in the same period of 2016. Our effective tax rate for the nine months ended September 30, 2017 was 8.0% as compared with (5.3)% for the same period of 2016. We adopted the provisions of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, during the fourth quarter of 2016, which resulted in the recognition of $1.8 million in excess tax benefits. In accordance with the guidance, the $1.8 million impact of this adoption is reflected as of January 1, 2016, which reduced tax expense for the nine months ended September 30, 2016.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Nine Months Ended September 30,
	2017		2016
Income Before Income Taxes	$124.8		$114.0

Income tax calculated at 35% federal statutory rate	43.7	35.0%	39.9	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(2.0)	(1.6)	(3.0)	(2.6)
Flow-through repairs deductions	(20.6)	(16.5)	(32.7)	(28.6)
Production tax credits	(7.5)	(6.0)	(7.3)	(6.4)
Plant and depreciation of flow through items	(2.2)	(1.8)	(1.4)	(1.3)
Share-based compensation	(0.4)	(0.3)	(1.6)	(1.4)
Prior year permanent return to accrual adjustments	(0.8)	(0.7)	(0.1)	(0.1)
Other, net	(0.2)	(0.1)	0.1	0.1
	(33.7)	(27.0)	(46.0)	(40.3)

Income Tax Expense (Benefit)	$10.0	8.0%	$(6.1)	(5.3)%

Consolidated net income for the nine months ended September 30, 2017 was $114.8 million as compared with $120.0 million for the same period in 2016. This decrease was primarily due to the inclusion in our 2016 results of a $15.5 million income tax benefit due to the adoption of a tax accounting method change related to the costs to repair generation assets, and higher property taxes, and operating expenses as discussed above, offset in part by improved gross margin as a result of favorable weather, and to a lesser extent, by customer growth.

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

Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016

	Results
	2017	2016	Change	% Change
	(dollars in millions)
Retail revenues	$226.5	$219.3	$7.2	3.3%
Regulatory amortization	3.4	2.3	1.1	47.8
Total retail revenues	229.9	221.6	8.3	3.7
Transmission	13.1	13.4	(0.3)	(2.2)
Ancillary services	0.4	0.4	—	—
Wholesale and other	31.4	31.2	0.2	0.6
Total Revenues	274.8	266.6	8.2	3.1
Total Cost of Sales	91.3	89.7	1.6	1.8
Gross Margin	$183.5	$176.9	$6.6	3.7%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2017	2016	2017	2016	2017	2016
	(in thousands)
Montana	$72,081	$67,346	618	559	295,590	291,628
South Dakota	15,974	16,426	136	151	50,232	50,044
Residential	88,055	83,772	754	710	345,822	341,672
Montana	90,654	88,932	856	813	66,658	65,702
South Dakota	24,826	24,254	263	268	12,748	12,665
Commercial	115,480	113,186	1,119	1,081	79,406	78,367
Industrial	10,349	9,937	594	555	74	75
Other	12,636	12,377	105	97	8,092	8,010
Total Retail Electric	$226,520	$219,272	2,572	2,443	433,394	428,124

	Cooling Degree Days			2017 as compared with:
	2017	2016	Historic Average	2016	Historic Average
Montana	466	278	361	68% warmer	29% warmer
South Dakota	572	739	635	23% colder	10% colder

	Heating Degree Days			2017 as compared with:
	2017	2016	Historic Average	2016	Historic Average
Montana	304	360	301	16% warmer	1% colder
South Dakota	65	42	80	55% colder	19% warmer

The following summarizes the components of the changes in electric gross margin for the three months ended September 30, 2017 and 2016:

Gross Margin 2017 vs. 2016
(in millions)
Gross Margin Items Impacting Net Income
Retail volumes	$5.1
Transmission	(0.3)
Other	0.9
Change in Gross Margin Impacting Net Income	5.7

Gross Margin Items Offset in Operating Expenses
Production tax credits flowed-through trackers	1.0
Operating expenses recovered in trackers	0.6
Property taxes recovered in trackers	(0.7)
Change in Items Offset Within Net Income	0.9
Increase in Gross Margin	$6.6

Gross margin for items impacting net income increased $5.7 million. Gross margin includes an increase in electric retail volumes due primarily to warmer summer weather in our Montana jurisdiction and customer growth, partly offset by cooler summer weather in our South Dakota jurisdiction. This increase was partly offset by lower demand to transmit energy across our transmission lines due to market conditions and pricing.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•	A decrease in production tax credits, which is an increase in our customer rates, is offset by increased income tax expense;

•	An increase in operating expenses included in our supply trackers is offset by an increase in operating, general and administrative expenses; and

•	The decrease in revenues for property taxes included in trackers is offset by decreased property tax expense.

The change in regulatory amortization revenue is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers. These timing differences have a minimal impact on gross margin. Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016

	Results
	2017	2016	Change	% Change
	(dollars in millions)
Retail revenues	$657.2	$630.0	$27.2	4.3%
Regulatory amortization	2.7	15.1	(12.4)	(82.1)
Total retail revenues	659.9	645.1	14.8	2.3
Transmission	38.7	38.8	(0.1)	(0.3)
Ancillary services	1.2	1.2	—	—
Wholesale and other	75.1	71.3	3.8	5.3
Total Revenues	774.9	756.4	18.5	2.4
Total Cost of Sales	246.9	245.5	1.4	0.6
Gross Margin	$528.0	$510.9	$17.1	3.3%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2017	2016	2017	2016	2017	2016
	(in thousands)
Montana	$222,630	$207,080	1,882	1,748	294,845	290,807
South Dakota	46,142	44,305	426	433	50,188	49,967
Residential	268,772	251,385	2,308	2,181	345,033	340,774
Montana	261,790	257,566	2,436	2,381	66,349	65,467
South Dakota	68,636	65,454	747	749	12,660	12,591
Commercial	330,426	323,020	3,183	3,130	79,009	78,058
Industrial	31,301	29,626	1,725	1,628	75	74
Other	26,693	25,993	179	170	6,326	6,300
Total Retail Electric	$657,192	$630,024	7,395	7,109	430,443	425,206

	Cooling Degree Days			2017 as compared with:
	2017	2016	Historic Average	2016	Historic Average
Montana	524	367	415	43% warmer	26% warmer
South Dakota	663	837	693	21% colder	4% colder

	Heating Degree Days			2017 as compared with:
	2017	2016	Historic Average	2016	Historic Average
Montana	4,741	4,212	4,709	13% colder	1% colder
South Dakota	5,276	4,962	5,615	6% colder	6% warmer

The following summarizes the components of the changes in electric gross margin for the nine months ended September 30, 2017 and 2016:

Gross Margin 2017 vs. 2016
(in millions)
Gross Margin Items Impacting Net Income
Retail volumes	$12.3
2016 MPSC disallowance	9.5
South Dakota rate increase	1.2
QF adjustment	0.4
2016 Lost revenue adjustment mechanism	(13.4)
Other	1.6
Change in Gross Margin Impacting Net Income	11.6

Gross Margin Items Offset in Operating Expenses
Property taxes recovered in trackers	4.1
Operating expenses recovered in trackers	1.0
Production tax credits flowed-through trackers	0.4
Change in Items Offset Within Net Income	5.5
Increase in Gross Margin	$17.1

Gross margin for items impacting net income increased $11.6 million including the following:

•
An increase in retail volumes due primarily to colder winter and warmer summer weather in our Montana jurisdiction and customer growth, partly offset by cooler summer weather in our South Dakota jurisdiction and milder spring weather overall;

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

The change in consolidated gross margin also includes the following items that had no impact on net income:

•	The increase in revenues for property taxes included in trackers is offset by increased property tax expense;

•	An increase in operating expenses included in our supply trackers is offset by an increase in operating, general and administrative expenses; and

•	A decrease in production tax credits, which is an increase in our customer rates, is offset by increased income tax expense.

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

•	Wholesale: Primarily represents transportation and storage for others.

Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016

	Results
	2017	2016	Change	% Change
	(dollars in millions)
Retail revenues	$22.5	$21.1	$1.4	6.6%
Regulatory amortization	3.1	3.6	(0.5)	(13.9)
Total retail revenues	25.6	24.7	0.9	3.6
Wholesale and other	9.5	9.7	(0.2)	(2.1)
Total Revenues	35.1	34.4	0.7	2.0
Total Cost of Sales	6.2	6.5	(0.3)	(4.6)
Gross Margin	$28.9	$27.9	$1.0	3.6%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2017	2016	2017	2016	2017	2016
	(in thousands)
Montana	$9,980	$9,607	894	901	170,229	167,909
South Dakota	1,719	1,699	109	108	39,286	38,907
Nebraska	2,058	1,796	145	145	37,038	36,888
Residential	13,757	13,102	1,148	1,154	246,553	243,704
Montana	6,163	5,691	641	623	23,399	23,108
South Dakota	1,319	1,248	216	213	6,504	6,401
Nebraska	1,082	904	162	174	4,733	4,688
Commercial	8,564	7,843	1,019	1,010	34,636	34,197
Industrial	113	109	12	13	252	257
Other	69	87	7	11	158	157
Total Retail Gas	$22,503	$21,141	2,186	2,188	281,599	278,315

	Heating Degree Days			2017 as compared with:
	2017	2016	Historic Average	2016	Historic Average
Montana	324	413	347	22% warmer	7% warmer
South Dakota	65	42	80	55% colder	19% warmer
Nebraska	27	22	42	23% colder	36% warmer

The following summarizes the components of the changes in natural gas gross margin for the three months ended September 30, 2017 and 2016:

Gross Margin 2017 vs. 2016
(in millions)
Gross Margin Items Impacting Net Income
Montana rates	$0.7
Retail volumes	0.1
Other	0.7
Change in Gross Margin Impacting Net Income	1.5

Gross Margin Items Offset in Operating Expenses
Property taxes recovered in trackers	(0.3)
Production gathering fees	(0.2)
Change in Items Offset Within Net Income	(0.5)
Increase in Gross Margin	$1.0

Gross margin for items impacting net income increased $1.5 million due to the following:

•
A final order from the MPSC in our Montana rate case, which resulted in an increase of approximately $0.6 million from the resolution of the deferral of gas production interim rates and a $0.1 million increase in rates effective September 1, 2017; and

•	While retail volumes remained flat, customer growth and higher commercial volumes in our Montana jurisdiction were partly offset by warmer summer weather.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•	A decrease in revenues for property taxes included in trackers is offset by decreased property tax expense; and

•	A decrease in production gathering fees is offset by a decrease in operating expenses.

Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016

	Results
	2017	2016	Change	% Change
	(dollars in millions)
Retail revenues	$159.6	$138.1	$21.5	15.6%
Regulatory amortization	(3.5)	3.1	(6.6)	(212.9)
Total retail revenues	156.1	141.2	14.9	10.6
Wholesale and other	30.1	29.1	1.0	3.4
Total Revenues	186.2	170.3	15.9	9.3
Total Cost of Sales	54.4	47.8	6.6	13.8
Gross Margin	$131.8	$122.5	$9.3	7.6%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2017	2016	2017	2016	2017	2016
	(in thousands)
Montana	$70,255	$60,160	8,795	7,622	170,236	167,901
South Dakota	16,820	15,827	2,136	1,982	39,470	39,115
Nebraska	15,192	13,040	1,829	1,703	37,234	37,077
Residential	102,267	89,027	12,760	11,307	246,940	244,093
Montana	36,307	30,673	4,766	4,070	23,500	23,190
South Dakota	11,499	10,200	2,072	1,984	6,540	6,428
Nebraska	8,050	6,850	1,379	1,310	4,773	4,714
Commercial	55,856	47,723	8,217	7,364	34,813	34,332
Industrial	775	698	106	98	253	260
Other	680	662	102	103	158	157
Total Retail Gas	$159,578	$138,110	21,185	18,872	282,164	278,842

	Heating Degree Days			2017 as compared with:
	2017	2016	Historic Average	2016	Historic Average
Montana	4,925	4,411	4,856	12% colder	1% colder
South Dakota	5,276	4,962	5,615	6% colder	6% warmer
Nebraska	4,137	4,011	4,620	3% colder	10% warmer

The following summarizes the components of the changes in natural gas gross margin for the nine months ended September 30, 2017 and 2016:

Gross Margin 2017 vs. 2016
(in millions)
Gross Margin Items Impacting Net Income
Retail volumes	$7.4
Montana rates	0.1
2016 Lost revenue adjustment mechanism	(0.8)
Other	1.2
Change in Gross Margin Impacting Net Income	7.9

Gross Margin Items Offset in Operating Expenses
Property taxes recovered in trackers	1.2
Production gathering fees	0.2
Change in Items Offset Within Net Income	1.4
Increase in Gross Margin	$9.3

Gross margin for items impacting net income increased $7.9 million due primarily to the following:

•	An increase in retail volumes from colder winter and spring weather and customer growth; and

•
A $0.1 million increase in our Montana gas rates effective September 1, 2017. The favorable impact of the resolution of gas production interim rates in the third quarter was offset by an associated deferral during the first half of 2017, with no impact for the nine months ended September 30, 2017.

These increases were partly offset by the recognition in 2016 of $0.8 million of deferred revenue as a result of a MPSC final order in our tracker filings.

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

We issue debt securities to refinance retiring maturities, reduce short-term debt, fund construction programs and for other general corporate purposes. To fund our strategic growth opportunities we utilize available cash flow, debt capacity and equity issuances that allow us to maintain investment grade ratings. In September 2017, we entered into an Equity Distribution Agreement with Merrill Lynch, Pierce, Fenner & Smith and J.P. Morgan Securities LLC, collectively the sales agents, pursuant to which we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $100 million. During the third quarter of 2017, we sold 83,769 shares of our common stock at an average price of $59.56 per share. Proceeds received were approximately $4.8 million, which are net of sales commissions and other fees paid of approximately $0.2 million.

We plan to maintain a 50 - 55 percent debt to total capital ratio excluding capital leases, and expect to continue to target a long-term dividend payout ratio of 60 - 70 percent of earnings per share; however, there can be no assurance that we will be able to meet these targets. In addition, we priced $250 million of Montana First Mortgage Bonds in October 2017, at a fixed interest rate of 4.03% maturing in 2047. We expect to close the transaction in early November 2017. Proceeds will be used to redeem our 6.34%, $250 million of Montana First Mortgage Bonds due 2019.

Short-term liquidity is provided by internal cash flows, the sale of commercial paper and use of our revolving credit facility. We utilize our short-term borrowings and / or revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. Short-term borrowings may also be used to temporarily fund utility capital requirements. As of September 30, 2017, our total net liquidity was approximately $138.2 million, including $7.9 million of cash and $130.3 million of revolving credit facility availability. Revolving credit facility availability was $150.2 million as of October 27, 2017.

The following table presents additional information about short term borrowings during the three months ended September 30, 2017 (in millions):

Amount outstanding at period end	$269.7
Daily average amount outstanding	$266.2
Maximum amount outstanding	$303.7

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

The effect of this seasonality on our liquidity is also impacted by changes in the market prices of our electric and natural gas supply, which is currently recovered through various monthly cost tracking mechanisms. These energy supply tracking mechanisms are designed to provide stable and timely recovery of supply costs on a monthly basis during the July to June annual tracking period, with an adjustment in the following annual tracking period to correct for any under or over collection in our monthly trackers. Due to the lag between our purchases of electric and natural gas commodities and revenue receipt from customers, cyclical over and under collection situations arise consistent with the seasonal fluctuations discussed above; therefore we usually under collect in the fall and winter and over collect in the spring. Fluctuations in recoveries under our cost tracking mechanisms can have a significant effect on cash flows from operations and make year-to-year comparisons difficult. In 2017, a Montana statute that provided for mandatory recovery of our prudently incurred electric supply costs was amended, and that statute now gives the MPSC discretion as to whether to approve electric supply costs. The MPSC opened a new docket and initiated a process to develop a new electric supply mechanism.

As of September 30, 2017, we are under collected on our supply trackers by approximately $9.6 million, as compared with an under collection of $11.7 million as of December 31, 2016, and $5.1 million as of September 30, 2016.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, and impact our trade credit availability. Fitch Ratings (Fitch), Moody's and Standard and Poor’s Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of October 27, 2017, our current ratings with these agencies are as follows:

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

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income	$114.8	$120.0
Non-cash adjustments to net income	138.1	115.3
Changes in working capital	51.8	28.9
Other noncurrent assets and liabilities	(4.1)	(6.2)
Cash Provided by Operating Activities	300.6	258.0

Investing Activities
Property, plant and equipment additions	(197.0)	(204.0)
Other	0.4	1.4
Cash Used in Investing Activities	(196.6)	(202.6)

Financing Activities
Proceeds from issuance of common stock, net	4.8	—
Issuances of long-term debt, net	—	24.5
Repayments of short-term borrowings, net	(31.1)	(7.6)
Dividends on common stock	(75.6)	(71.8)
Financing costs	(0.2)	(6.6)
Other	0.9	(0.8)
Cash Used in Financing Activities	(101.2)	(62.3)

Increase (Decrease) in Cash and Cash Equivalents	$2.8	$(6.9)
Cash and Cash Equivalents, beginning of period	$5.1	$12.0
Cash and Cash Equivalents, end of period	$7.9	$5.1

Cash Provided by Operating Activities

As of September 30, 2017, cash and cash equivalents were $7.9 million as compared with $5.1 million at December 31, 2016 and $5.1 million at September 30, 2016. Cash provided by operating activities totaled $300.6 million for the nine months ended September 30, 2017 as compared with $258.0 million during the nine months ended September 30, 2016. This increase in operating cash flows is primarily due to lower 2016 cash flows due to customer refunds associated with the DGGS FERC ruling and interim rates in our South Dakota electric rate case of approximately $30.8 million and $7.2 million, respectively.

Cash Used in Investing Activities

Cash used in investing activities decreased by approximately $6.0 million as compared with the first nine months of 2016. Plant additions during 2017 include maintenance additions of approximately $108.3 million, capacity related capital expenditures of approximately $59.7 million, and infrastructure capital expenditures of approximately $29.0 million. Plant additions during the first nine months of 2016 included maintenance additions of approximately $109.4 million, capacity related capital expenditures of approximately $56.2 million, and infrastructure capital expenditures of approximately $38.4 million.

Cash Used in Financing Activities

Cash used in financing activities totaled $101.2 million during the nine months ended September 30, 2017 as compared with $62.3 million during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, net cash used in financing activities reflects payment of dividends of $75.6 million and repayments of commercial paper of $31.1 million, offset in part by proceeds from the issuance of common stock pursuant to our equity distribution agreement of $4.8 million. During the nine months ended September 30, 2016, net cash used in financing activities included payments of dividends of $71.8 million, the payment of financing costs of $6.6 million, and net repayments of commercial paper of $7.6 million, partially offset by net proceeds from the issuance of debt of $24.5 million.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of September 30, 2017. See our Annual Report on Form 10-K for the year ended December 31, 2016 for additional discussion.

	Total	2017	2018	2019	2020	2021	Thereafter
	(in thousands)
Long-term debt	$1,794,083	$—	$—	$250,000	$—	$—	$1,544,083
Capital leases	24,860	513	2,133	2,298	2,476	2,668	14,772
Short-term borrowings	269,738	269,738	—	—	—	—	—
Estimated pension and other postretirement obligations (1)	57,007	3,378	13,684	13,577	13,274	13,094	N/A
Qualifying facilities liability (2)	826,073	18,652	76,703	78,836	80,984	82,941	487,957
Supply and capacity contracts (3)	2,114,396	51,339	168,781	165,651	132,305	116,468	1,479,852
Contractual interest payments on debt (4)	1,310,090	20,384	81,537	73,612	65,687	65,389	1,003,481
Environmental remediation obligations (1)	5,700	500	1,650	2,150	800	600	N/A
Total Commitments (5)	$6,401,947	$364,504	$344,488	$586,124	$295,526	$281,160	$4,530,145
_________________________

(1)
We estimate cash obligations related to our pension and other postretirement benefit programs and environmental remediation obligations for five years, as it is not practicable to estimate thereafter. Pension and postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.

(2)
Certain QFs require us to purchase minimum amounts of energy at prices ranging from $74 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $826.1 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $640.1 million.

(3)
We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 27 years.

(4)	For our variable rate short-term borrowings outstanding, we have assumed an average interest rate of 1.45% through maturity.

(5)	Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

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

As of September 30, 2017, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016. The policies disclosed included the accounting for the following: goodwill and long-lived assets, QF liability, revenue recognition, regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%. To more cost effectively meet short-term cash requirements, we issue commercial paper supported by our revolving credit facility. Since commercial paper terms are short-term, we are subject to interest rate risk. As of September 30, 2017, we had approximately $269.7 million of commercial paper outstanding and no borrowings on our revolving credit facility. A 1% increase in interest rates would increase our annual interest expense by approximately $2.7 million.

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

In addition to rate cases, our cost tracking mechanisms are a significant component of how we recover our costs. Historically, our wholesale costs for electricity and natural gas supply were recovered through various pass-through cost tracking mechanisms in each of the states we serve. In April 2017, the Montana legislature passed HB 193, repealing the statutory language that provided for mandatory recovery of our prudently incurred electric supply costs effective July 1, 2017. On July 14, 2017, we filed a proposed electric PCCAM with the MPSC, and the MPSC has established a procedural schedule with a hearing to be held in March 2018. We believe our PCCAM filing is consistent with the MPSC's advocacy for HB 193, the MPSC's NCAs and the MDU adjustment mechanism used in Montana that allows for recovery of 90 percent of the increases or decreases in fuel and purchased energy costs from an established baseline. We cannot guarantee how the MPSC may apply the statute in establishing a revised mechanism. To the extent our energy supply costs are deemed imprudent by the applicable state regulatory commissions, or the passage of HB 193 reduces our recovery or the timeliness of cash flows, the revised mechanism could adversely impact our results of operations and cash flows.

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

In addition to our supply trackers, under Montana law we are allowed to track the changes in the actual level of state and local taxes and fees and recover 60 percent of the change in rates. We submit an annual property tax tracker filing with the MPSC for an automatic rate adjustment of our Montana property taxes, with rates typically effective January 1st of each year. The MPSC identified concerns with the amount of annual increases proposed by the Montana Department of Revenue. In June 2017, the MPSC adopted new rules to establish minimum filing requirements for our statutory property tax tracker. Some of the rules appear to be based on a narrow interpretation of the statutory language and suggest that the MPSC will challenge the amount and allocation of these taxes to customers. Under the new rules, we may face obstacles to the same recovery that we now achieve. Any change in recovery of property taxes could have a material impact on our results of operations.

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

Our ability to invest in additional generation is impacted by regulatory and public policy. Under PURPA, electric utilities are required, with exceptions, to purchase energy and capacity from independent power producers that are QFs. Our requirements to procure power from these sources could impact our ability to make generation investments depending upon the number and size of QF contracts we ultimately enter into. The cost to procure power from these QFs may not be a cost effective resource for customers, or the type of generation resource needed, resulting in increased supply costs. In June 2017, the MPSC held a work session to discuss our application for approval of a revised tariff for standard rates for small QFs. In July 2017, the MPSC issued an order establishing a maximum 10-year contract length with a rate adjustment after the first five years, and approving rates that do not include costs associated with the risk of future carbon dioxide emissions regulations. In this same order, the MPSC indicated it would apply the 10-year contract term to us for future electric supply resource transactions. We and other parties filed motions for reconsideration of this decision. Although the MPSC voted in October 2017 to revise the initial order extending the contract length to 15 years and to continue to apply the contract term to both QF contracts and our future electric supply resource procurement, the MPSC has not yet issued a final written order. Based on the MPSC’s October 2017 vote, we expect that the decision will result in substantially lower rates for future QF contracts. We are continuing to evaluate the impact of this decision and have suspended our competitive solicitation process to determine the lowest-cost / least-risk approach for addressing our intermittent capacity and reserve margin needs in Montana. This order may have a significant impact on our approach to meet our portfolio needs.

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

In October 2015, the EPA published standards for states to implement to control GHG emissions from existing electric generating units. These standards are referred to as the Clean Power Plan (CPP). We, along with a number of states and other parties, filed lawsuits against the EPA standards. Additional information regarding the CPP, the proposed reductions in South Dakota and Montana, and the pending litigation is included in Note 13 - Commitments and Contingencies to the Condensed Consolidated Financial Statements. In addition, there is uncertainty associated with the new EPA Administration and the timeframe for actions that may be taken with regard to the existing and pending GHG-related regulations, including the CPP. President Trump's March 28, 2017 Executive Order instructs all federal agencies to review all regulations and other policies that burden the development or use of domestically produced energy resources and suspend, revise or rescind those that pose an undue burden beyond that required to protect the public interest. The order specifically identifies CPP as requiring review pursuant to this standard. Following the Executive Order, in October 2017, the EPA proposed to repeal the CPP. In light of the Executive Order and the proposed repeal, the future of the CPP regulations and associated guidance is uncertain. However, if the CPP is not repealed, survives the pending legal challenges and is implemented as written or if a replacement to the CPP is adopted with similar requirements, it could result in significant additional compliance costs that would affect our future results of operations and financial position if such costs are not recovered through regulated rates. Due to the pending litigation, the proposed repeal of the CPP and the uncertainties in the state approaches, the ultimate timing and impact of the CPP or other GHG regulations on our operations cannot be determined with certainty at this time. Complying with the CO2 emission performance standards, and with other future environmental rules, may make it economically impractical to continue operating all or a portion of our jointly owned facilities or for individual owners to participate in their proportionate ownership of the coal-fired generating units. This could lead to significant impacts to customer rates for recovery of plant improvements and / or closure related costs and costs to procure replacement power. In addition, these changes could impact system reliability due to changes in generation sources.

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

Severe weather impacts, including but not limited to, thunderstorms, high winds, tornadoes and snow or ice storms can disrupt energy generation, transmission and distribution. We derive a significant portion of our energy supply from hydroelectric facilities, and the availability of water can significantly affect operations. Higher temperatures may decrease the Montana snowpack and impact the timing of run-off and may require us to purchase replacement power. Dry conditions also increase the threat of wildfires, which could threaten our communities and electric distribution and transmission lines and facilities. In addition, wildfires alleged to have been caused by our system could expose us to substantial property damage and other claims. Any damage caused as a result of wildfires could negatively impact our financial condition, results of operations or cash flows.

There is also a concern that the physical risks of climate change could include changes in weather conditions, such as changes in the amount or type of precipitation and extreme weather events. Climate change and the costs that may be associated with its impacts have the potential to affect our business in many ways, including increasing the cost incurred in providing electricity and natural gas, impacting the demand for and consumption of electricity and natural gas (due to change in both costs and weather patterns), and affecting the economic health of the regions in which we operate. Extreme weather conditions creating high energy demand on our own and/or other systems may raise market prices as we buy short-term energy to serve our own system. To the extent the frequency of extreme weather events increase, this could increase our cost of providing service. In addition, we may not recover all costs related to mitigating these physical and financial risks.

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

ITEM 6.                      EXHIBITS -

(a) Exhibits

Exhibit 1.1—Equity Distribution Agreement, dated as of September 6, 2017, between NorthWestern Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated September 6, 2017, Commission File No. 1-10499).

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

Exhibit 99.1—Bond Purchase Agreement, dated as of October 31, 2017, between NorthWestern Corporation and initial purchasers.

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

NorthWestern Corporation
Date:	November 2, 2017	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
1.1
Equity Distribution Agreement, dated as of September 6, 2017, between NorthWestern Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated September 6, 2017, Commission File No. 1-10499).

*31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Bond Purchase Agreement, dated as of October 31, 2017, between NorthWestern Corporation and initial purchasers.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________

*	Filed herewith