Form 10-K
period 2017-12-31
NORTHWESTERN CORP
filed 2018-02-13
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was $2,957,686,000 computed using the last sales price of $61.02 per share of the registrant’s common stock on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 9, 2018, 49,397,196 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Documents Incorporated by Reference
Certain sections of our Proxy Statement for the 2018 Annual Meeting of Shareholders
are incorporated by reference into Part III of this Form 10-K

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

Capacity - The amount represents the maximum output of electricity a generator can produce and is related to peak demand. We must maintain a level of available capacity sufficient to meet peak demand with a sufficient reserve.

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

Part I

ITEM 1.  BUSINESS

OVERVIEW

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and / or natural gas to approximately 718,300 customers in Montana, South Dakota and Nebraska. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 and have generated and distributed electricity and distributed natural gas in Montana since 2002.

We operate our business in the following reporting segments:

•	Electric operations;

•	Natural gas operations;

•	All other, which primarily consists of unallocated corporate costs.

MONTANA
NORTH DAKOTA
MINNESOTA
SOUTH DAKOTA
WYOMING
NEBRASKA
IOWA
HAVRE
KALISPELL
GREAT FALLS
MISSOULA
HELENA
BUTTE
BOZEMAN
BILLINGS
YELLOWSTONE NATIONAL PARK
ABERDEEN
HURON
BROOKINGS
MITCHELL
YANKTON
NORTH PLATTE
GRAND ISLAND
KEARNEY
Electric
Natural Gas
Wind Farm
Hydro Facilities
Thermal Generating Plants
Natural Gas Reserves
Peaking Plants

We seek to deliver value to our customers by providing high reliability and customer service, an environmentally sustainable generation mix and a typical residential customer bill that is below the national average benchmark.

Environmental Stewardship

We strive to balance statutory requirements to provide cost-effective, reliable and stably priced energy with being good stewards of natural resources, with a diligent focus on sustainability. We own a mix of clean and carbon-free energy resources balanced with traditional energy sources that help us deliver affordable and reliable electricity to our customers 24/7. Our policies support both the role of cost-effective energy efficiency and the potential value of low or carbon-free resources as part of our diverse supply portfolio. In 2017, approximately 56% of our retail needs originated from carbon-free resources.

ELECTRIC OPERATIONS

Montana

Our regulated electric utility business in Montana includes generation, transmission and distribution. Our service territory covers approximately 107,600 square miles, representing approximately 73% of Montana's land area, and includes a 2016 census estimated population of approximately 913,900. During 2017, we delivered electricity to approximately 369,100 customers in 208 communities and their surrounding rural areas, 11 rural electric cooperatives and, in Wyoming, to the Yellowstone National Park. In 2017, by category, residential, commercial, industrial, and other sales accounted for approximately 42%, 48%, 6%, and 4%, respectively, of our Montana retail electric utility revenue. We also transmit electricity for nonregulated entities owning generation, and utilities, cooperatives, and power marketers serving the Montana electricity market. Our total control area peak demand was approximately 1,803 MWs on July 13, 2017. Our control area average demand for 2017 was approximately 1,276 MWs per hour, with total energy delivered of more than 11.1 million MWHs.

Our Montana electric transmission and distribution network consists of approximately 24,660 miles of overhead and underground transmission and distribution lines and 385 transmission and distribution substations. Our transmission system is directly interconnected with Avista Corporation; Idaho Power Company; PacifiCorp; the Bonneville Power Administration; WAPA; and Montana Alberta Tie Ltd. Such interconnections, coupled with transmission line capacity made available under agreements with some of the above entities, permit the interchange, purchase, and sale of power among all major electric systems in the west interconnecting with the winter-peaking northern and summer-peaking southern regions of the western power system. We provide wholesale transmission service and firm and non-firm transmission services for eligible transmission customers. Our 500 kV transmission system, which is jointly owned, along with our 230 kV and 161 kV facilities, form the key assets of our Montana transmission system. Lower voltage systems, which range from 50 kV to 115 kV, provide for local area service needs.

Energy Sources and Resource Planning

Resource planning is an important function necessary to meet our future energy needs. We filed a biennial Electric Supply Resource Procurement Plan (resource plan) with the MPSC during 2016, which guides resource acquisition activities. We have significant generation capacity deficits and negative reserve margins, and our 2016 resource plan identified price and reliability risks to our customers if we rely solely upon market purchases to address these capacity needs. In addition to our responsibility to meet peak demand, national reliability standards effective July 2016 require us to have even greater dispatchable generation capacity available and be capable of increasing or decreasing output to address the irregular nature of intermittent generation such as wind or solar. We expect to file our next resource plan in late 2018.

The following charts depict the makeup of our current Montana portfolio. Hydro generation is by far our largest and most important resource, as it is reliable, dramatically lowers the portfolio's carbon intensity, and reduces economic risks associated with future carbon costs.

Our annual retail electric supply load requirements averaged approximately 760 MWs, with a peak load of approximately 1,200 MWs, and are supplied by owned and contracted resources and market purchases with multiple counterparties. Owned generation resources supplied approximately 60% of our retail load requirements for 2017. We expect that approximately 60% of our retail obligations will be met by owned generation in 2018 as well. In addition, QFs provide a total of 393 MWs of nameplate capacity, including 87 MWs of capacity from waste petroleum coke and waste coal, 273 MWs of capacity from wind, 16 MWs of capacity from hydro, and 17 MWs of capacity from solar projects, located in Montana. We have several other long and medium-term power purchase agreements including contracts for 135 MWs of wind generation and 21 MWs of seasonal base-load hydro supply. For 2018, including both owned and contracted resources, we have resources to provide over 90% of the energy requirements necessary to meet our forecasted retail load requirements.

Generation Facilities

Details of these generating facilities are described in the following tables.

Hydro Facilities	COD	River Source	FERC License Expiration	Net Capacity (MW) (1)
Black Eagle	1927	Missouri	2040	21
Cochrane	1958	Missouri	2040	69
Hauser	1911	Missouri	2040	19
Holter	1918	Missouri	2040	48
Madison	1906	Madison	2040	8
Morony	1930	Missouri	2040	48
Mystic	1925	West Rosebud Creek	2050	12
Rainbow	1910/2013	Missouri	2040	60
Ryan	1915	Missouri	2040	63
Thompson Falls	1915	Clark Fork	2025	94
Total				442
(1) The Hebgen facility (0 MW net capacity) is excluded from the figures above. These are run-of-river dams except for Mystic, which is storage generation.

Other Facilities	Fuel Source	Namplate Capacity (MW)	Ownership Interest	Owned Capacity (MW)
Colstrip Unit 4, located near Colstrip in southeastern Montana	Sub-bituminous coal	740	30%	222
Dave Gates Generating Station, located near Anaconda, Montana	Natural Gas	150	100%	150
Spion Kop Wind, located in Judith Basin County in Montana	Wind	40	100%	40

Colstrip Unit 4 provides base-load supply and is operated by Talen Montana, LLC (Talen). Talen has a 30% ownership interest in Colstrip Unit 3. We have a risk sharing agreement with Talen regarding the operation of Colstrip Units 3 and 4, in which each party receives 15% of the respective combined output and is responsible for 15% of the respective operating and construction costs, regardless of whether a particular cost is specified to Colstrip Unit 3 or 4. However, each party is responsible for its own fuel-related costs. Colstrip Unit 4 is supplied with fuel from adjacent coal reserves under coal supply and transportation agreements in effect through 2019.

DGGS typically provides regulation service, intra-hour balancing, and contingency reserves. DGGS also provided approximately 7 MWs of retail base-load requirements in 2017.

The capacity of Spion Kop represents the nameplate MW, which varies from actual energy expected to be generated as wind resources are highly dependent upon weather conditions.

Renewable portfolio standards (RPS) enacted in Montana currently require that 15% of our annual electric supply portfolio be derived from eligible sources, including resources such as wind, biomass, solar, and small hydroelectric. Eligible resources used to serve our load generate renewable energy credits (RECs). Any RECs in excess of the annual requirements for a given year are carried forward for up to two years to meet future RPS needs. Our owned hydro generation assets are not eligible resources under the RPS. Given contracts under negotiation and our portfolio resources, we expect to meet the Montana RPS requirements through the 2040s. The penalty for not meeting the RPS is up to $10 per MWH for each REC short of the requirement.

As a subset of the total RPS requirement, we were required to acquire, as of December 31, 2017, approximately 65 MW of community renewable energy projects (CREP), if cost effective. Since 2008, we have undertaken competitive solicitations to acquire this particular resource but have only contracted for 25 MW. We filed waivers for 2012 through 2016, as we have not been able to contract with projects that meet the required qualifications. The MPSC granted waivers for 2012 through 2014, and the waiver requests for 2015 and 2016 are still pending. We expect to file a waiver request for 2017. If the requested waivers are not granted, we may be liable for penalties. We believe the statutory penalty for failure to acquire sufficient energy does not apply to the acquisition of CREP resources. If the MPSC imposes a penalty, the amount of the penalty would depend on how the MPSC calculates the energy that a CREP would have produced.

South Dakota

Our South Dakota electric utility business operates as a vertically integrated generation, transmission and distribution utility. We have the exclusive right to serve an area in South Dakota comprised of 25 counties with a combined 2010 census population of approximately 226,200. We provide retail electricity to more than 63,600 customers in 110 communities in South Dakota. In 2017, by category, residential, commercial and other sales accounted for approximately 39%, 59%, and 2%, respectively, of our South Dakota retail electric utility revenue. Peak demand was approximately 330 MWs, the average load was approximately 186 MWs, and 1.63 million MWHs were supplied during the year ended December 31, 2017.

Our transmission and distribution network in South Dakota consists of approximately 3,560 miles of overhead and underground transmission and distribution lines as well as 126 substations. We have interconnection with the transmission facilities of Otter Tail Power Company; Montana-Dakota Utilities Co.; Xcel Energy Inc.; and WAPA. We have emergency interconnections with the transmission facilities of East River Electric Cooperative, Inc. and West Central Electric Cooperative.

Energy Sources and Resource Planning

We have a resource plan that includes estimates of customer usage and programs to provide for the economic, reliable and timely supply of energy. We continue to update our load forecast to identify the future electric energy needs of our customers, and we evaluate additional generating capacity requirements on an ongoing basis. We use market purchases and peaking generation to provide peak supply in excess of our base-load capacity. We have an agreement with Missouri River Energy Services to supply firm capacity of 35 MW in 2018. We are a member of the SPP, which is a regional transmission organization that operates an organized energy market in the Central United States. As a market participant in SPP, we buy and sell wholesale energy and reserves in both day-ahead and real-time markets through the operation of a single, consolidated SPP balancing authority. We and other SPP members submit into the SPP market both offers to sell our generation and bids to purchase power to serve our load. SPP optimizes next-day and real-time generation dispatch across the region and provides participants with greater access to economic energy.

Our sources of energy by type during 2017 were as follows:

Generation Facilities

Coyote 1
Grand River
Aberdeen
Aberdeen Peaker Plant
Big Stone Lake
Big Stone
Moreau River
South Dakota
Big Sioux River
Belle Fourche River
Lake Oahe
Pierre
Huron
Huron GT Plant
Brookings
Rapid City
James River
White River
Sioux Falls
Beethoven
Yankton
NWE Coal Facilities
NWE Gas Facilities
NWE Wind Facilities
Neal 4

Details of our generating facilities are described further in the following chart:

Generation Facilities	Fuel Source	Nameplate Capacity (MW)	Ownership Interest	Owned Capacity (MW)
Big Stone Plant, located near Big Stone City in northeastern South Dakota	Sub-bituminous coal	475	23.4%	111
Coyote I Electric Generating Station, located near Beulah, North Dakota	Lignite coal	427	10.0%	43
Neal Electric Generating Unit No. 4, located near Sioux City, Iowa	Sub-bituminous coal	644	8.7%	56
Aberdeen Generating Unit, located near Aberdeen, South Dakota	Natural gas	52	100.0%	52
Beethoven Wind Project, located near Tripp, South Dakota	Wind	80	100.0%	80
Miscellaneous combustion turbine units and small diesel units (used only during peak periods)	Combination of fuel oil and natural gas		100.0%	98
Total Capacity				440

Our electric supply portfolio includes facilities that we own jointly with unaffiliated parties. Each of the jointly owned plants is subject to a joint management structure, and we are not the operator of any of these plants. Based upon our ownership interest, we are entitled to a proportionate share of the capacity of our jointly owned plants and are responsible for a proportionate share of the operating costs. Additional resources in our supply portfolio include several wholly owned peaking units and three wind projects. The Beethoven wind project is an 80 MW nameplate facility. Actual output varies as wind generation resources are highly dependent upon weather conditions. We also purchase the output of two wind projects, one of which is a QF, under power purchase agreements.

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

South Dakota has a voluntary renewable and recycled energy objective, which provides that 10% of all electricity sold at retail within South Dakota be obtained from renewable and recycled energy sources. In 2017, approximately 29% of South Dakota retail needs originated from renewable resources. In 2018, we expect to continue to receive approximately the same level of generation from renewable resources. We may sell company-generated RECs, with proceeds benefiting our customers. We also do not purchase all of the RECs associated with contracted wind generation. Accordingly, not all of the energy from these resources delivered to retail customers qualifies as renewable or recycled under this voluntary standard.

We are a transmission-owning member in the SPP. Each year, we review all new or modified South Dakota transmission assets and transfer functional control of assets that qualify under the SPP Tariff to the SPP. To date, we have transferred control of over 330 line miles of 115 kV facilities and over 97 line miles of 69 kV facilities. All of our SPP controlled facilities reside in the Upper Missouri Zone (UMZ), which is also known as Zone 19 in the regional transmission organization. The Coyote, Big Stone, and Neal power plants, which we jointly own, are connected directly to the MISO system. Our ownership rights in the transmission lines from these plants to our distribution system allow us to move the power to our customers. Marketing activities in SPP are handled for us by a third-party provider acting as our agent. Along with operating the transmission system, SPP also coordinates transmission planning for all members of the organization.

NATURAL GAS OPERATIONS

Montana

Our regulated natural gas utility business in Montana includes production, storage, transmission and distribution. During 2017, we distributed natural gas to approximately 196,700 customers in 118 Montana communities over a system that consists of approximately 5,187 miles of underground distribution pipelines. We also serve several smaller distribution companies that provide service to approximately 37,000 customers. We transmit natural gas in Montana from production receipt points and storage facilities to distribution points and other nonaffiliated transmission systems. We transported natural gas volumes of approximately 42.9 Bcf during the year ended December 31, 2017.

Our natural gas transmission system consists of more than 2,100 miles of pipeline, which vary in diameter from two inches to 24 inches, and serve more than 140 city gate stations. We have connections in Montana with four major, unaffiliated transmission systems: Williston Basin Interstate Pipeline, NOVA Gas Transmission Ltd., Colorado Interstate Gas, and Spur Energy. Eight compressor sites provide more than 34,000 horsepower, capable of moving more than 335,000 dekatherms per day. In addition, we own and operate two transmission pipelines through our subsidiaries, Canadian-Montana Pipe Line Corporation and Havre Pipeline Company, LLC.

Natural gas is used primarily for residential and commercial heating, and for fuel for two electric generating facilities. The demand for natural gas largely depends upon weather conditions. Our Montana retail natural gas supply requirements for the year ended December 31, 2017, were approximately 20.8 Bcf. Our Montana natural gas supply requirements for electric generation fuel for the year ended December 31, 2017, were approximately 3.9 Bcf. We have contracted with several major producers and marketers with varying contract durations to provide the anticipated supply to meet ongoing requirements. Our natural gas supply requirements are fulfilled through third-party fixed-term purchase contracts, short-term market purchases and owned production. Our portfolio approach to natural gas supply is intended to enable us to maintain a diversified supply of natural gas sufficient to meet our supply requirements. We benefit from direct access to suppliers in significant natural gas producing regions in the United States, primarily the Rockies (Colorado), Montana, and Alberta, Canada.

Owned Production and Storage

Since 2010, we have acquired gas production and gathering system assets as a part of an overall strategy to provide rate stability and customer value: as we own these assets, which are regulated, our customers are protected from potential price spikes in the market. As of December 31, 2017, these owned reserves totaled approximately 55.9 Bcf and are estimated to provide approximately 4.5 Bcf in 2018, or about 22 percent of our expected annual retail natural gas load in Montana. In addition, we own and operate three working natural gas storage fields in Montana with aggregate working gas capacity of approximately 17.75 Bcf and maximum aggregate daily deliverability of approximately 195,000 dekatherms.

South Dakota and Nebraska

We provide natural gas to approximately 88,900 customers in 59 South Dakota communities and three Nebraska communities. We have approximately 2,416 miles of underground distribution pipelines and 55 miles of transmission pipeline in South Dakota and Nebraska. In South Dakota, we also transport natural gas for eight gas-marketing firms and three large end-user accounts. In Nebraska, we transport natural gas for four gas-marketing firms and one end-user account. We delivered approximately 27.4 Bcf of third-party transportation volume on our South Dakota distribution system and approximately 3.3 Bcf of third-party transportation volume on our Nebraska distribution system during 2017.

Our South Dakota natural gas supply requirements for the year ended December 31, 2017, were approximately 5.6 Bcf. We contract with a third party under an asset management agreement to manage transportation and storage of supply to minimize cost and price volatility to our customers. In Nebraska, our natural gas supply requirements for the year ended December 31, 2017, were approximately 4.1 Bcf. We contract with a third party under an asset management agreement that includes pipeline capacity, supply, and asset optimization activities. To supplement firm gas supplies in South Dakota and Nebraska, we contract for firm natural gas storage services to meet the heating season and peak day requirements of our customers.

Municipal Natural Gas Franchise Agreements

We have municipal franchises to provide natural gas service in the communities we serve. The terms of the franchises vary by community. Our Montana franchises typically have a fixed 10-year term and continue for an additional 10-year term unless and until canceled, with 5 years notice. The maximum term permitted under Nebraska law for these franchises is 25 years while the maximum term permitted under South Dakota law is 20 years. Our policy generally is to seek renewal or extension of a franchise in the last year of its term. We continue to serve those customers while we obtain formal renewals. During the next five years, five of our Montana franchises are scheduled to reach the end of their fixed term, which account for approximately 39,000 or 20 percent of our Montana natural gas customers. Eight of our South Dakota franchises and one franchise in Nebraska, which account for approximately 18,550 or 21% of our South Dakota and Nebraska natural gas customers, are scheduled to reach the end of their fixed term during the next five years. We do not anticipate termination of any of these franchises.

REGULATION

Base rates are the rates that are intended to allow us the opportunity to collect from our customers total revenues (revenue requirements) equal to our cost of providing delivery and rate-based supply services, plus a reasonable rate of return on invested capital. We have both electric and natural gas base rates and cost recovery clauses. We may ask the respective regulatory commission to increase base rates from time to time. Rate increases are normally granted based on historical data and those increases may not always keep pace with increasing costs. For more information on current regulatory matters, see Note 3 - Regulatory Matters, to the Consolidated Financial Statements.

The following is a summary of our rate base and authorized rates of return in each jurisdiction:

Jurisdiction and Service	Implementation Date	Authorized Rate Base (millions) (1)	Estimated Rate Base (millions) (2)	Authorized Overall Rate of Return	Authorized Return on Equity	Authorized Equity Level
Montana electric delivery (3)	July 2011	$632.5	$1,163.4	7.92%	10.25%	48%
Montana - DGGS (3)	January 2011	172.7	122.5	8.16%	10.25%	50%
Montana - Colstrip Unit 4	January 2009	400.4	298.7	8.25%	10.00%	50%
Montana Spion Kop	December 2012	69.8	47.1	7.00%	10.00%	48%
Montana hydro assets	November 2014	841.8	783.4	6.91%	9.80%	48%
Montana natural gas delivery and production	September 2017	430.2	435.2	6.96%	9.55%	46.79%
South Dakota electric (4)	December 2015	557.3	577.6	7.24%	n/a	n/a
South Dakota natural gas (4)	December 2011	65.9	63.0	7.80%	n/a	n/a
Nebraska natural gas (4)	December 2007	24.3	27.5	8.49%	10.40%	n/a
		$3,194.9	$3,518.4
(1)    Rate base reflects amounts on which we are authorized to earn a return.
(2)    Rate base amounts are estimated as of December 31, 2017.

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

Electric Supply Tracker - In April 2017, the Montana legislature passed House Bill 193 (HB 193), amending the statute that provided for mandatory recovery of our prudently incurred electric supply costs effective July 1, 2017. The revised statute gives the MPSC discretion whether to approve an electric supply cost adjustment mechanism. The MPSC initiated a process to develop a replacement electric supply cost adjustment mechanism, and in response, in July 2017, we filed a proposed electric Power Cost and Credit Adjustment Mechanism (PCCAM). A hearing is scheduled to begin May 31, 2018.

Natural Gas Supply Tracker - Rates for our Montana natural gas supply are set by the MPSC. Certain supply rates are adjusted on a monthly basis for volumes and costs during each July to June 12-month tracking period. Annually, supply rates are adjusted to include any differences in the previous tracking year's actual to estimated information for recovery during the subsequent tracking year. We submit an annual natural gas tracker filings for the actual 12-month period ended June 30 and for the projected supply costs for the next 12-month period. The MPSC reviews such filings and makes its cost recovery determination based on whether or not our natural gas energy supply procurement activities were prudent. If the MPSC subsequently determines that a procurement activity was imprudent, then it may disallow such costs.

Montana Property Tax Tracker - We file an annual property tax tracker (including other state/local taxes and fees) with the MPSC for an automatic rate adjustment, which reflects the incremental property taxes since our last base rate filing adjusted for the associated income tax benefit.

SDPUC Regulation

Our South Dakota operations are subject to SDPUC jurisdiction with respect to rates, terms and conditions of service, accounting records, electric service territorial issues and other aspects of our electric and natural gas operations. Our retail electric rates, approved by the SDPUC, provide several options for residential, commercial and industrial customers, including dual-fuel, interruptible, special all-electric heating, and other special rates. Our retail natural gas tariffs include gas transportation rates for transportation through our distribution systems by customers and natural gas marketers from the interstate pipelines at which our systems take delivery to the end-user. Such transporting customers nominate the amount of natural gas to be delivered daily. Daily, we monitor usage for these customers and balance it against their respective supply agreements.

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

FERC Regulation

We are subject to FERC's jurisdiction and regulations with respect to rates for electric transmission service in interstate commerce and electricity sold at wholesale rates, hydro licensing and operations, the issuance of certain securities, incurrence of certain long-term debt, and compliance with mandatory reliability regulations, among other things. Under FERC's open access transmission policy promulgated in Order No. 888, as owners of transmission facilities, we are required to provide open access to our transmission facilities under filed tariffs at cost-based rates. In addition, we are required to comply with FERC's Standards of Conduct for Transmission Providers.

Our Montana wholesale transmission customers, such as cooperatives, are served under our OATT, which is on file with FERC. The OATT also defines the terms, conditions and rates of our Montana transmission service, including ancillary services. Our South Dakota transmission operations are in the SPP and the majority of transmission service is provided under the SPP OATT. We maintain an OATT in South Dakota to provide discrete transmission service to a small number of transmission customers.

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

Our hydroelectric generating facilities are licensed by the FERC. In connection with the relicensing of these generating facilities, applicable law permits the FERC to issue a new license to the existing licensee or to a new licensee, and alternatively allows the U.S. government to take over the facility. If the existing licensee is not relicensed, it is compensated for its net investment in the facility, not to exceed the fair value of the property taken, plus reasonable severance damages to other property affected by the lack of relicensing.

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

ENVIRONMENTAL

The operation of electric generating, transmission and distribution facilities, and gas gathering, storage, transportation and distribution facilities, along with the development (involving site selection, environmental assessments, and permitting) and construction of these assets, are subject to extensive federal, state, and local environmental and land use laws and regulations. Our activities involve compliance with diverse laws and regulations that address emissions and impacts to the environment, including air and water, protection of natural resources and wildlife. We monitor federal, state, and local environmental initiatives to determine potential impacts on our financial results. As new laws or regulations are issued, we assess their applicability and implement the necessary modifications to our facilities or their operation to maintain ongoing compliance.

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

EMPLOYEES

As of December 31, 2017, we had 1,557 employees. Of these, 1,233 employees were in Montana and 324 were in South Dakota or Nebraska. Of our Montana employees, 459 were covered by seven collective bargaining agreements involving five unions. Six of these agreements were renegotiated in 2016 with terms that will expire in 2020. One of these agreements was renegotiated in 2017 with a term that will expire in 2021. Of our South Dakota and Nebraska employees, 194 were covered by a collective bargaining agreement that was renegotiated in 2016 with a term that expires at the end of 2019. We consider our relations with employees to be good.

Executive Officer	Current Title and Prior Employment	Age on Feb. 9, 2018
Robert C. Rowe	President, Chief Executive Officer and Director since August 2008. Prior to joining NorthWestern, Mr. Rowe was a co-founder and senior partner at Balhoff, Rowe & Williams, LLC, a specialized national professional services firm providing financial and regulatory advice to clients in the telecommunications and energy industries (January 2005-August, 2008); and served as Chairman and Commissioner of the Montana Public Service Commission (1993–2004).	62

Brian B. Bird	Vice President and Chief Financial Officer since December 2003. Prior to joining NorthWestern, Mr. Bird was Chief Financial Officer and Principal of Insight Energy, Inc., a Chicago-based independent power generation development company (2002-2003). Previously, he was Vice President and Treasurer of NRG Energy, Inc., in Minneapolis, MN (1997-2002). Mr. Bird serves on the board of directors of a NorthWestern subsidiary.	55

Michael R. Cashell	Vice President - Transmission since May 2011; formerly Chief Transmission Officer since November 2007; formerly Director Transmission Marketing and Business Planning since 2003. Mr. Cashell serves on the board of directors of a NorthWestern subsidiary.	55

Heather H. Grahame	Vice President - General Counsel and Regulatory and Federal Government Affairs since January 2018; formerly Vice President and General Counsel since August 2010. Prior to joining NorthWestern, Ms. Grahame was a partner in the law firm of Dorsey & Whitney, LLP, where she co-chaired its Telecommunications practice (1999-2010).	62

John D. Hines	Vice President - Supply and Montana Government Affairs since January 2018; formerly Vice President - Supply since May 2011; formerly Chief Energy Supply Officer since January 2008; formerly Director - Energy Supply Planning since 2006. Previously, Mr. Hines served as the Montana representative to the Northwest Power and Conservation Council (2003-2006).	59

Crystal D. Lail	Vice President and Controller since October 2015; formerly Assistant Controller since February 2008 and, prior to that an SEC Reporting Manager. Prior to joining NorthWestern, Ms. Lail was an auditor for KPMG LLP.	39

Curtis T. Pohl	Vice President - Distribution since May 2011; formerly Vice President-Retail Operations since September 2005; Vice President-Distribution Operations since August 2003; formerly Vice President-South Dakota/Nebraska Operations since June 2002; formerly Vice President-Engineering and Construction since June 1999. Mr. Pohl serves on the board of directors of a NorthWestern subsidiary.	53

Bobbi L. Schroeppel	Vice President, Customer Care, Communications and Human Resources since May 2009, formerly Vice President-Customer Care and Communications since September 2005; formerly Vice President-Customer Care since June 2002; formerly Director-Staff Activities and Corporate Strategy since August 2001; formerly Director-Corporate Strategy since June 2000.	49

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

Montana

We have received several unfavorable regulatory rulings in Montana, including:

•In January 2018, the MPSC issued an order in our 2017 property tax tracker filing reducing our recovery of Montana property taxes between general rate filings by applying an alternate allocation methodology. This results in a lower property tax allocation to our Montana electric retail customers and a higher property tax allocation to FERC transmission customers (we do not have a property tax tracker for FERC jurisdictional purposes).

•In 2017, the MPSC revised our QF tariff for standard QF rates for small QFs (3 MW or less) to establish a maximum contract length of 15 years and substantially lowering the rate for future QF contracts. In this order, the MPSC also applied the 15-year contract term to our future owned and contracted electric supply resources. As a result, we terminated our competitive solicitation process to determine the lowest-cost / least-risk approach for addressing our intermittent capacity and reserve margin needs in Montana. This order may have a significant impact on our approach to meet our portfolio needs. We continue to evaluate the impact of this decision.

•In 2016, the MPSC disallowed replacement power costs from a 2013 outage at Colstrip Unit 4 requested in our electric tracker filings. We appealed the MPSC’s decision regarding the disallowance of Colstrip Unit 4 costs in Montana District Court, arguing that these decisions were arbitrary and capricious, and violated Montana law.

•In October 2015, the MPSC issued an order eliminating the lost revenue adjustment mechanism. This mechanism was established in 2005 as a component of an approved energy efficiency program, by which we recovered on an after-the-fact basis our fixed costs that would otherwise have been collected in the kWh sales lost due to energy efficiency programs through our supply tracker. Recovery of lost revenues was terminated, prospectively, effective December 1, 2015.

•In October 2013, the MPSC concluded that costs associated with a 2012 outage at DGGS were imprudently incurred, and disallowed recovery.

We have two significant dockets currently in process with the MPSC. The MPSC advocated revising the statute that provided for mandatory recovery of our prudently incurred electric supply costs, and in April 2017, the Montana legislature passed HB 193, amending the statute. In July 2017, we filed a proposed electric PCCAM. Following the submission of intervenor testimony, the MPSC identified additional issues and established a revised procedural schedule with a hearing scheduled to begin May 31, 2018. We cannot guarantee how the MPSC may apply the statute in establishing a revised mechanism. To the extent our energy supply costs are deemed imprudent by the applicable state regulatory commissions, or the passage of HB 193 reduces our recovery or the timeliness of cash flows, the revised mechanism could adversely impact our results of operations and cash flows. The MPSC also established a docket regarding the impact of the Tax Cuts and Jobs Act and we expect to submit a filing regarding the customer benefit during the first quarter of 2018. We cannot predict how the MPSC may address this filing.

FERC & Other Regulation

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

Our ability to invest in additional generation is impacted by PURPA, which requires electric utilities, with few exceptions, to purchase energy and capacity from independent power producers that are QFs. Our requirements to procure power from these sources could impact our ability to make generation investments depending upon the number and size of QF contracts we ultimately enter into. The cost to procure power from these QFs may not be a cost effective resource for customers, or the type of generation resource needed, resulting in increased supply costs.

On June 22, 2016, the Securing America’s Future Energy: Protecting our Infrastructure of Pipelines and Enhancing Safety Act (SAFE PIPES Act), was signed into law. The law prioritized the Department of Transportation's Pipeline and Hazardous Materials Safety Administration (PHMSA) completion of outstanding regulations and proposed regulations to safety standards for natural gas transmission and gathering pipelines. The long-anticipated proposal could impose significant regulatory requirements for additional miles of natural gas pipeline, including pipelines constructed prior to 1970, which were previously exempt from PHMSA regulations related to pressure testing. It would also create a new "Moderate Consequence Area" category to expand safety protocols to pipelines in moderately populated areas. The rule also would codify the Integrity Verification Process (IVP) which is a process that will require companies to have reliable, traceable, verifiable, and complete records for pipelines in certain areas. The rule would establish a deadline for IVP completion that we will be required to meet. Costs incurred to comply with the proposed regulations may be material.

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

In October 2015, the EPA published standards for states to implement to control greenhouse gas (GHG) emissions from existing electric generating units. These standards are referred to as the Clean Power Plan (CPP). We, along with a number of states and other parties, filed lawsuits against the EPA standards. The EPA proposed to repeal the CPP in October 2017, and in December 2017, issued an Advance Notice of Proposed Rulemaking (ANPR), soliciting information on systems of emission reduction that comply with EPA’s interpretation of the Clean Air Act, for a possible replacement of the CPP. In light of the proposed repeal, and the ANPR, the future of the CPP regulations and associated guidance is uncertain. However, if the CPP is not repealed, survives the pending legal challenges and is implemented as written or if a replacement to the CPP is adopted with similar requirements, it could result in significant additional compliance costs that would affect our future results of operations and financial position if such costs are not recovered through regulated rates. Due to the pending litigation, the proposed repeal of the CPP, the ANPR, and the uncertainties in the state approaches, the ultimate timing and impact of the CPP or other GHG regulations on our operations cannot be determined with certainty at this time. Complying with the CO2 emission performance standards, and with other future environmental rules, may make it economically impractical to continue operating all or a portion of our jointly owned facilities or for individual owners to participate in their proportionate ownership of the coal-fired generating units. This could lead to significant impacts to customer rates for recovery of plant improvements and / or closure related costs and costs to procure replacement power. In addition, these changes could impact system reliability due to changes in generation sources.

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

Our electric and natural gas utility business is seasonal, and weather patterns can have a material impact on our financial performance. Demand for electricity and natural gas is often greater in the summer and winter months associated with cooling and heating. Because natural gas is heavily used for residential and commercial heating, the demand for this product depends heavily upon weather patterns throughout our market areas, and a significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Accordingly, our operations have historically generated less revenue and income when weather conditions are milder in the winter and cooler in the summer. Unusually mild winters or cool summers could adversely affect our results of operations and financial position. In addition, exceptionally hot summer weather or unusually cold winter weather could add significantly to working capital needs to fund higher than normal supply purchases to meet customer demand for electricity and natural gas. Our sensitivity to weather volatility is significant due to the absence of regulatory mechanisms, such as those authorizing revenue decoupling, lost margin recovery, and other innovative rate designs.

Severe weather impacts, including but not limited to, thunderstorms, high winds, wildfires, tornadoes and snow or ice storms can disrupt energy generation, transmission and distribution. We derive a significant portion of our energy supply from hydroelectric facilities, and the availability of water can significantly affect operations. Higher temperatures may decrease the Montana snowpack and impact the timing of run-off and may require us to purchase replacement power. Dry conditions also increase the threat of wildfires, which could threaten our communities and electric distribution and transmission lines and facilities. In addition, wildfires alleged to have been caused by our system could expose us to substantial property damage and other claims. Any damage caused as a result of wildfires could negatively impact our financial condition, results of operations or cash flows.

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

Our revenues, results of operations and financial condition are impacted by customer growth and usage, which can be impacted by a number of factors, including the voluntary reduction of consumption of electricity and natural gas by our customers in response to increases in prices and demand-side management programs, economic conditions impacting decreases in their disposable income, and the use of distributed generation resources or other emerging technologies for electricity. Advances in distributed generation technologies that produce power, including fuel cells, micro-turbines, wind turbines and solar cells, may reduce the cost of alternative methods of producing power to a level competitive with central power station electric production. Customer-owned generation itself reduces the amount of electricity purchased from utilities and may have the effect of increasing rates generally and increasing rates for customers who do not own generation, unless retail rates are designed to share the costs of the distribution grid across all customers that benefit from their use. Such developments could affect the price of energy, could affect energy deliveries as customer-owned generation becomes more cost-effective, could require further improvements to our distribution systems to address changing load demands and could make portions of our electric system power supply and transmission and/or distribution facilities obsolete prior to the end of their useful lives. Such technologies could also result in further declines in commodity prices or demand for delivered energy.

Decreasing use per customer (driven, for example, by appliance and lighting efficiency) and the availability of cost-effective distributed generation, both put downward pressure on load growth. Our resource plan includes an expected load growth assumption of 0.8 percent annually, which reflects low customer and usage increases, offset in part by these efficiency measures. Reductions in usage, attributable to various factors could materially affect our results of operations, financial position, and cash flows through, among other things, reduced operating revenues, increased operating and maintenance expenses, and increased capital expenditures, as well as potential asset impairment charges or accelerated depreciation and decommissioning expenses over shortened remaining asset useful lives.

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

We rely on information technology networks and systems to operate our critical infrastructure, engage in asset management activities, and process, transmit and store electronic information including customer and employee information. Further, our infrastructure, networks and systems are interconnected to external networks and neighboring critical infrastructure systems. Security breaches could lead to system disruptions, generating facility shutdowns or unauthorized disclosure of confidential information. Cyber or physical attacks, terrorist acts, or disruptive activities could harm our business by limiting our ability to generate, purchase or transmit power and by delaying the development and construction of new facilities and capital improvements to existing facilities.

In addition, our information systems and those of our third-party vendors contain confidential information, including information about customers and employees. A data breach involving theft, improper disclosure, or other unauthorized access to or acquisition of confidential information could subject us to penalties for violation of applicable privacy laws, claims by third parties, and enforcement actions by government agencies. It could also reduce the value of proprietary information, and harm our reputation.

Security threats continue to evolve and adapt. We and our third-party vendors have been subject to, and will likely continue to be subject to, attempts to gain unauthorized access to systems, or confidential data, or to disrupt operations. None of these attempts has individually or in aggregate resulted in a security incident with a material impact on our financial condition or results of operations. Despite implementation of security and control measures, there can be no assurance that we will be able to prevent the unauthorized access of our systems and data, or the disruption of our operations, either of which could have a material impact.

These events, and governmental actions in response, could result in a material decrease in revenues and significant additional costs to repair and insure assets, and could adversely affect our operations by contributing to the disruption of supplies and markets for electricity, natural gas, oil and other fuels. These events could also impair our ability to raise capital by contributing to financial instability and reduced economic activity.

Our electric and natural gas transmission and distribution operations involve numerous activities that may result in accidents, wildfires, and other operating risks and costs that are unique to our industry.

Inherent in our electric and natural gas operations are a variety of hazards and operating risks, such as fires, electric contacts, leaks, explosions, catastrophic failures and mechanical problems. These risks could cause a loss of human life, significant damage to property, loss of customer load, environmental pollution, impairment of our operations, and substantial financial losses to us and others. Fires alleged to have been caused by our system could also expose us to significant damage claims on theories such as strict liability, negligence, gross negligence, trespass, inverse condemnation, and others. The risk of wildfires is exacerbated in forested areas where beetle infestations have caused a significant increase in the quantity of standing dead and dying timber, increasing the risk that such trees may fall from either inside or outside our right-of-way into a powerline igniting a fire. For our natural gas lines located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damages resulting from these risks potentially is greater. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could have a material adverse effect on our financial position and results of operations.

Our owned and jointly owned electric generating facilities are subject to risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses, increased power purchase costs and the inability to recover our investment.

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

Our investment in generating facilities is a long-lived asset. An early retirement of a unit before the end of the current estimated useful life or change in classification as held for use could have a material adverse impact on our results of operations. The timing of a change in estimated useful life may be dependent upon events out of our control. The costs associated with a retirement, which may include, among other things, accelerated depreciation and amortization or impairment charges, accelerated asset retirement costs, severance costs and environmental remediation costs, could be material and we have no assurance of recovery of these costs from customers.

As part of the settlement of litigation brought by the Sierra Club and the Montana Environmental Information Center against the owners and operator of Colstrip, the owners of Units 1 and 2 agreed to shut down these units no later than July 2022. We do not have ownership in Units 1 and 2, and decisions regarding these units, including their shut down, were made by their respective owners. However, the six owners of Colstrip currently share the operating costs pursuant to the terms of an operating agreement among the owners of Units 3 and 4 and a common facilities agreement among the owners of all four units. When Units 1 and 2 discontinue operation, we anticipate incurring incremental operating costs with respect to our interest in Unit 4 and expect to experience a negative impact on our transmission revenue due to less energy available to transmit across our transmission lines. This reduction would be incorporated in our next general electric rate filing after the closure of Units 1 and 2, resulting in lower revenue credits to certain customers. In addition, the remaining life on our investment in Colstrip Unit 4 is through 2042. Recovery of costs associated with the shut-down of the facility prior to the end of the useful life would be subject to MPSC approval.

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

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, which is traded under the ticker symbol NWE, is listed on the New York Stock Exchange (NYSE). As of February 9, 2018, there were approximately 1,020 common stockholders of record.

Dividends

We pay dividends on our common stock after our Board declares them. The Board reviews the dividend quarterly and establishes the dividend rate based upon such factors as our earnings, financial condition, capital requirements, debt covenant requirements and/or other relevant conditions. Although we expect to continue to declare and pay cash dividends with a targeted long-term dividend payout ratio of 60 - 70 percent of earnings per share, we cannot assure that dividends will be paid in the future or that, if paid, the dividends will be paid in the same amount as during 2017. Quarterly dividends were declared and paid on our common stock during 2017 and 2016 as set forth in the table below.

QUARTERLY COMMON STOCK PRICE RANGES AND DIVIDENDS

	Prices
	High	Low	Cash Dividends Paid
2017-
Fourth Quarter	$64.47	$56.44	$0.525
Third Quarter	61.80	56.87	0.525
Second Quarter	63.86	58.16	0.525
First Quarter	59.41	55.65	0.525
2016-
Fourth Quarter	$59.13	$53.85	$0.50
Third Quarter	63.75	56.18	0.50
Second Quarter	63.30	55.34	0.50
First Quarter	62.22	52.16	0.50

On February 9, 2018, the last reported sale price on the NYSE for our common stock was $52.13.

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

FIVE-YEAR FINANCIAL SUMMARY

	Year Ended December 31,
	2017	2016	2015	2014	2013
Financial Results (in thousands, except per share data)
Operating revenues	$1,305,652	$1,257,247	$1,214,299	$1,204,863	$1,154,519
Net income	162,703	164,172	151,209	120,686	93,983
Basic earnings per share	$3.35	$3.40	$3.20	$3.01	$2.46
Diluted earnings per share	3.34	3.39	3.17	2.99	2.46
Dividends declared per common share	2.10	2.00	1.92	1.60	1.52
Financial Position
Total assets	$5,420,917	$5,499,321	$5,264,695	$4,960,902	$3,701,645
Total debt, including capital leases and short-term borrowings	2,137,318	2,120,474	2,026,219	1,946,790	1,313,989
Ratio of earnings to fixed charges	2.8	2.6	2.9	2.3	2.5

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Item 6 Selected Financial Data" and our Consolidated Financial Statements and related notes contained elsewhere in this Annual Report on Form 10-K. For additional information related to our segments, see Note 19 - Segment and Related Information, to the Consolidated Financial Statements, which is included in Item 8 herein. For information regarding our revenues, net income and assets, see our Consolidated Financial Statements included in Item 8.

OVERVIEW

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and natural gas to approximately 718,300 customers in Montana, South Dakota and Nebraska. As you read this discussion and analysis, refer to our Consolidated Statements of Income, which present the results of our operations for 2017, 2016 and 2015. Following is a brief overview of significant developments for 2017, and a discussion of our strategy.

SIGNIFICANT DEVELOPMENTS IN 2017

•
Operating income increased approximately $15.5 million due to an improvement in gross margin driven by favorable weather, and to a lesser extent, by customer growth, offset in part by an increase in property and other taxes.

•
Favorable operating income was offset by the inclusion in our 2016 results of a $17.0 million tax benefit as part of a tax accounting change related to costs to repair generation property, resulting in a $1.5 million decrease in net income.

•	Successfully accessed the capital markets:

	•	Received proceeds of approximately $53.7 million after commissions and other fees from the sale of 888,938 common shares under our Equity Distribution Agreement; and

	•	Refinanced $250 million of Montana First Mortgage Bonds, reducing the fixed interest rate from 6.34% to 4.03% and extending the maturity from 2019 to 2047.

HOW WE PERFORMED AGAINST OUR 2016 RESULTS

	Year-over-Year Change

Gross Margin by Segment(1)
Electric	$24.3M	é	3.6%
Natural Gas	$14.8M	é	8.3%

Operating Income	$15.5M	é	6.3%

Net Income	$(1.5)M	ê	(0.9)%

EPS (Basic)	$(0.05)	ê	(1.5)%
___________________________

(1) Non-GAAP financial measure. See "non-GAAP Financial Measure" under Results of Operations below.

SIGNIFICANT TRENDS AND REGULATION

Tax Cuts and Jobs Act

On December 22, 2017, H.R.1 (the Tax Cuts and Jobs Act) was signed into law, which enacts significant changes to U.S. tax and related laws. The primary impact to us is a reduction of the federal corporate income tax rate from 35% to 21% effective January 1, 2018. We revalued our net deferred tax liability as of December 31, 2017 based on the reduction in the overall future tax impact expected to be realized at the lower tax rate. This resulted in a reduction in our net deferred tax liability of approximately $321 million, which was offset in regulatory assets and liabilities.

Our effective tax rate typically differs from the federal statutory tax rate primarily due to the regulatory impact of flowing through the federal and state tax benefit of repairs deductions, state tax benefit of accelerated tax depreciation deductions (including bonus depreciation when applicable) and production tax credits. The lower statutory tax rate will reduce the impact of these deductions. The regulatory accounting treatment of these deductions requires immediate income recognition for temporary tax differences of this type, which is referred to as the flow-through method. When the flow-through method of accounting for temporary differences is reflected in regulated revenues, we record deferred income taxes and establish related regulatory assets and liabilities.

The revaluation of deferred income taxes reflects our estimate of the impact of the Tax Cuts and Jobs Act. We will continue to evaluate subsequent regulations and interpretations and assumptions made, which could materially change our estimate.

We expect to provide a customer benefit as a result of the Tax Cuts and Jobs Act in each of our jurisdictions. The MPSC and SDPUC initiated dockets regarding the impact and we expect to submit filings in Montana and South Dakota during the first quarter of 2018 with a proposal to address the effects of the lower statutory rate. As the net impact of the lower statutory rate is expected to be passed through to customers, we do not expect the Tax Cuts and Jobs Act to impact our results of operations in 2018. However, we expect a consolidated reduction in our cash flows from operations ranging from $15 million to $20 million in 2018, as a result of the reduction in revenues from customers while we are not a cash taxpayer. We currently estimate that our effective income tax rate will range from 0% to 5% in 2018.

Montana QF Tariff Filing

Under the Public Utility Regulatory Policies Act (PURPA), electric utilities are required, with exceptions, to purchase energy and capacity from independent power producers that are QFs. In May 2016, we filed an application for approval of a revised tariff for standard rates for small QFs (3 MW or less). In November 2017, the MPSC issued an order revising the QF tariff to establish a maximum contract length of 15 years and substantially lowering the rate for future QF contracts. In this order, the MPSC also upheld an initial decision to apply the contract term to our future owned and contracted electric supply resources.

As a result of this order, we terminated our competitive solicitation process for 20-year resources to determine the lowest-cost / least-risk approach for addressing our intermittent capacity and reserve margin needs in Montana. We continue to evaluate the impact of this decision, as we have significant generation capacity deficits and negative reserve margins, and our 2016 resource plan identified price and reliability risks to our customers if we rely solely upon market purchases to address these capacity needs. In addition to our responsibility to meet peak demand, national reliability standards effective July 2016 require us to have even greater dispatchable generation capacity available and be capable of increasing or decreasing output to address the irregular nature of intermittent generation such as wind or solar. We expect to file our next electric supply resource procurement plan in late 2018.

Cost Recovery Mechanisms

Montana House Bill 193 / Electric Tracker - In April 2017, the Montana legislature passed House Bill 193 (HB 193), amending the statute that provided for mandatory recovery of our prudently incurred electric supply costs effective July 1, 2017. The revised statute gives the MPSC discretion whether to approve an electric supply cost adjustment mechanism. The MPSC initiated a process to develop a replacement electric supply cost adjustment mechanism, and in response, in July 2017, we filed a proposed electric PCCAM. Intervenor testimony was filed in November 2017, and in December 2017, the MPSC issued a Notice of Additional Issues stating that the range of options proposed by the parties was not sufficient and directing parties to consider alternatives incorporating risk-sharing features of other utilities in the region.

Our July 2017 PCCAM filing is consistent with our understanding of the MPSC's advocacy for HB 193, which referenced the Montana-Dakota Utilities (MDU) adjustment mechanism used in Montana that allows for recovery of 90 percent of the increases or decreases in fuel and purchased energy costs from an established baseline. However, we cannot guarantee how the MPSC may apply the statute in establishing a revised mechanism for us. We filed rebuttal testimony in February 2018, responsive to intervenor testimony and the MPSC's December 2017 Notice of Additional Issues, addressing alternative risk-sharing mechanisms. A hearing is scheduled to begin May 31, 2018. If the MPSC approves a new mechanism, the MPSC may apply the mechanism to variable costs on a retroactive basis to the effective date of HB 193 (July 1, 2017).

FERC Filing - Dave Gates Generating Station at Mill Creek (DGGS)

In May 2016, we received an order from the FERC denying a May 2014 request for rehearing and requiring us to make refunds. The request for rehearing challenged a September 2012 FERC Administrative Law Judge's (ALJ) initial decision regarding cost allocation of DGGS between retail and wholesale customers. The 2012 decision concluded that only a portion of these costs should be allocated to FERC jurisdictional customers. We had cumulative deferred revenue of approximately $27.3 million, consistent with the ALJ's initial decision, which was refunded to wholesale and choice customers in June 2016 in accordance with the FERC order.

In June 2016, we filed a petition for review of the FERC's May 2016 order with the United States Circuit Court of Appeals for the District of Columbia Circuit (D.C. Circuit). A hearing was held on December 1, 2017. We expect a decision in this matter by the end of the second quarter of 2018.

STRATEGY

We operate a fully regulated electric and natural gas utility. We seek to deliver value to our customers by providing high reliability and customer service, an environmentally sustainable generation mix and a typical residential customer bill that is below the national average benchmark. We are focused on delivering long-term shareholder value by continuing to invest in our system including:

•
Infrastructure investment focused on a stronger and smarter grid to improve the customer experience, while enhancing grid reliability and safety. This includes automation in distribution and substations that enables the use of changing technology.

•
Integrating supply resources that balance reliability, cost, capacity, and environmental considerations with more predictable long-term commodity prices. Resource planning is an important function necessary to meet our future energy and reserve margin needs. Based on our current analysis, we are considering electric supply capacity investments and expect to continue to pursue opportunities to add to our natural gas reserves portfolio.

•
We continually look for ways to increase our operating efficiency. Financial discipline is essential to earning our authorized return on invested capital and maintaining a strong balance sheet, stable cash flows, and quality credit ratings.

We expect to pursue these investment opportunities and manage our business in a manner that allows us to be flexible in adjusting to changing economic conditions by adjusting the timing and scale of the projects. See the “Capital Requirements" discussion below for further detail on planned capital expenditures.

Rate cases are necessary to recover the cost of providing safe, reliable service, while contributing to earnings growth and achieving our financial objectives. We typically evaluate the need for electric and natural gas rate changes annually. We plan to file a Montana electric general rate case in 2018, based on a 2017 test year, and expect to complete the evaluation of the need for a rate case for our remaining jurisdictions during the first quarter of 2018.

INVESTMENT

Our estimated capital expenditures for the next five years, including our electric and natural gas transmission and distribution infrastructure investment plan, are as follows (in millions):

Regulated Utility Five Year Capital Forecast
$400
$350
$300
$250
$200
$150
$100
$50
$0
Millions
$287
$338
$331
$326
$314
2018
2019
2020
2021
2022
MT Electric
MT Gas
SD Electric
SD/NE Gas

$ Millions	**2018**	**2019**	**2020**	**2021**	**2022**
Electric	$ 223.1	$ 261.5	$ 262.5	$ 267.1	$ 236.0
Natural Gas	64.3	76.5	68.4	58.9	78.1
Total Capital Forecast	$ 287.4	$ 338.0	$ 330.9	$ 326.0	$ 314.1

Supply Investments

Our resource plans identify portfolio resource requirements including potential investments. Since 2010, we have acquired gas production and gathering system assets as a part of an overall strategy to provide rate stability and customer value through the addition of regulated assets that are not subject to market forces. As of December 31, 2017, these owned reserves totaled approximately 55.9 Bcf and are estimated to provide approximately 4.5 Bcf in 2018, or about 22 percent of our expected annual retail natural gas load in Montana. We continue to pursue opportunities to secure low cost gas reserves for our customers, with a target of owning 50% of our supply. Our estimated capital expenditure requirements above do not include estimates for incremental natural gas reserve acquisitions, potential peaking generation needs or other investment opportunities that may arise.

As discussed above, due to the MPSC's decision regarding maximum contract length in the QF tariff docket, we terminated our competitive solicitation process to determine the lowest-cost / least-risk approach for addressing our intermittent capacity and reserve margin needs in Montana. We expect to file an electric supply resource procurement plan in Montana in late 2018 and are evaluating our options to address our significant generation capacity deficits and negative reserve margins.

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

Revenues are also impacted by customer growth and usage, the latter of which is primarily affected by weather. Very cold winters increase demand for natural gas and to a lesser extent, electricity, while warmer than normal summers increase demand for electricity, especially among our residential and commercial customers. We measure this effect using degree-days, which is the difference between the average daily actual temperature and a baseline temperature of 65 degrees. Heating degree-days result when the average daily temperature is less than the baseline. Cooling degree-days result when the average daily temperature is greater than the baseline. The statistical weather information in our regulated segments represents a comparison of this data.

OVERALL CONSOLIDATED RESULTS

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

	Year Ended December 31,
	2017	2016	Change	% Change
	(in millions)
Operating Revenues
Electric	$1,037.1	$1,011.6	$25.5	2.5%
Natural Gas	268.6	245.7	22.9	9.3
	$1,305.7	$1,257.3	$48.4	3.8%

	Year Ended December 31,
	2017	2016	Change	% Change
	(in millions)
Cost of Sales
Electric	$334.0	$332.8	$1.2	0.4%
Natural Gas	76.3	68.2	8.1	11.9
	$410.3	$401.0	$9.3	2.3%

	Year Ended December 31,
	2017	2016	Change	% Change
	(in millions)
Gross Margin
Electric	$703.1	$678.8	$24.3	3.6%
Natural Gas	192.3	177.5	14.8	8.3
	$895.4	$856.3	$39.1	4.6%

Consolidated gross margin in 2017 was $895.4 million, an increase of $39.1 million, or 4.6%, from gross margin in 2016. Factors that impacted gross margin included:

Gross Margin 2017 vs. 2016
(in millions)
Gross Margin Items Impacting Net Income
Electric retail volumes	$15.7
Natural gas retail volumes	10.5
2016 MPSC disallowance	9.5
Montana natural gas rates	1.8
2016 Hydro generation rates	1.5
South Dakota electric rate increase	1.2
Electric transmission	0.6
Electric QF adjustment	0.4
2016 Lost revenue adjustment mechanism	(14.2)
Other	3.9
Consolidated Gross Margin Impacting Net Income	30.9

Gross Margin Items Offset in Operating Expenses and Income Tax Expense
Property taxes recovered in trackers	6.7
Operating expenses recovered in trackers	1.5
Change in Items Offset Within Net Income	8.2
Increase in Consolidated Gross Margin	$39.1

Consolidated gross margin for items impacting net income increased $30.9 million primarily due to the following:

•
An increase in electric retail volumes due primarily to colder winter and warmer summer weather in our Montana jurisdiction and customer growth, partly offset by cooler summer weather in our South Dakota jurisdiction and milder spring weather overall;

•	An increase in natural gas retail volumes due primarily to colder winter and spring weather and customer growth, partly offset by warmer summer weather;

•	The inclusion in our 2016 results of the MPSC disallowance of both replacement power costs from a 2013 outage at Colstrip Unit 4 and portfolio modeling costs;

•	An increase in our Montana gas rates effective September 1, 2017;

•	The inclusion in our 2016 results of a reduction in hydro generation rates due to the MPSC order in the hydro compliance filing;

•	An increase in South Dakota electric rates due to the timing of the change in customer rates in 2016;

•	Higher demand to transmit energy across our transmission lines due to market conditions and pricing; and

•	A decrease in QF related supply costs based on actual QF pricing and output.

These increases were partly offset by the inclusion in our 2016 results of $14.2 million of deferred revenue as a result of a MPSC final order in our tracker filings regarding prior period lost revenues.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•	An increase in revenues for property taxes included in trackers is offset by increased property tax expense; and

•	An increase in operating expenses included in our supply trackers is offset by an increase in operating, general and administrative expenses.

	Year Ended December 31,
	2017	2016	Change	% Change
	(in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$305.1	$302.9	$2.2	0.7%
Property and other taxes	162.6	148.1	14.5	9.8
Depreciation and depletion	166.1	159.3	6.8	4.3
	$633.8	$610.3	$23.5	3.9%

Consolidated operating, general and administrative expenses were $305.1 million in 2017 as compared with $302.9 million in 2016. Primary components of this change include the following:

Operating, General, & Administrative Expenses 2017 vs. 2016
(in millions)
Bad debt expense	$1.9
Operating expenses recovered in trackers	1.5
Maintenance costs	1.2
Employee benefits and compensation costs	(1.5)
Insurance reserves	(1.0)
Other	0.1
Increase in Operating, General & Administrative Expenses	$2.2

The increase in operating, general and administrative expenses of $2.2 million was primarily due to the following:

•	Higher bad debt expense due to an increase in revenues as a result of colder winter and warmer summer weather;

•	Higher operating expenses recovered through our supply trackers; and

•	Higher maintenance costs at our Dave Gates Generating Station and Colstrip Unit 4.

These increases were offset in part by:

•
A decrease in employee benefits due primarily to lower pension costs, offset in part by higher medical costs and more time spent by employees on maintenance projects (which are expensed) rather than capital projects; and

•	A decrease in insurance reserves primarily due to the amount recorded in 2016 related to the Billings, Montana refinery outage.

Property and other taxes were $162.6 million in 2017 as compared with $148.1 million in 2016. This increase was primarily due to plant additions and higher estimated property valuations in Montana. Under Montana law, we are allowed to track the increases in the actual level of state and local taxes and fees and adjust our rates to recover the increase between rate cases less the amount allocated to FERC-jurisdictional customers and net of the associated income tax benefit. In January 2018, the MPSC issued an order in our 2017 filing reducing our recovery of these taxes by approximately $1.7 million by applying an alternate allocation methodology. This results in a lower allocation to our Montana electric retail customers and a higher property tax allocation to FERC transmission customers (we do not have a property tax tracker for FERC jurisdictional purposes).

Depreciation and depletion expense was $166.1 million in 2017 as compared with $159.3 million in 2016. This increase was primarily due to plant additions.

Consolidated operating income in 2017 was $261.4 million, as compared with $245.9 million in 2016. This increase was primarily due to the increase in gross margin as discussed above, offset in part by higher operating expenses.

Consolidated interest expense in 2017 was $92.3 million, as compared with $95.0 million, in 2016. This decrease was primarily due to the refinancing of debt in 2016. See "Liquidity and Capital Resources" for additional information regarding our financing activities. We expect interest expense to decrease by approximately $2 million in 2018 as a result of these refinancing transactions offset by rising interest rates.

Consolidated other income in 2017 was $6.9 million as compared with $5.5 million in 2016. This increase was primarily due to higher capitalization of AFUDC.

Consolidated income tax expense in 2017 was $13.4 million as compared with an income tax benefit of $7.6 million in 2016. Our effective tax rate for the twelve months ended December 31, 2017 was 7.6% as compared with (4.9)% for the same period of 2016. During the twelve months ended December 31, 2016, we recorded an income tax benefit of approximately $17.0 million due to the adoption of a tax accounting method change related to the costs to repair generation assets, which allowed us to take a current tax deduction for a significant amount of repair costs that were previously capitalized for tax purposes. Approximately $12.5 million of this deduction related to 2015 and prior tax years. This is reflected in the flow-through repairs deductions line due to the regulatory treatment.

Our effective tax rate typically differs from the federal statutory tax rate primarily due to the regulatory impact of flowing through the federal and state tax benefit of repairs deductions, state tax benefit of accelerated tax depreciation deductions (including bonus depreciation when applicable) and production tax credits. The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Year Ended December 31,
	2017		2016
Income Before Income Taxes	$176.1		$156.5

Income tax calculated at 35% Federal statutory rate	61.6	35.0%	54.8	35.0%

Permanent or flow through adjustments:
State income tax, net of federal provisions	(3.3)	(1.9)	(3.7)	(2.4)
Flow through repairs deductions	(30.5)	(17.3)	(41.1)	(26.3)
Production tax credits	(11.0)	(6.3)	(10.9)	(7.0)
Plant and depreciation of flow through items	(2.2)	(1.3)	(4.6)	(2.9)
Share based compensation	(0.4)	(0.2)	(1.6)	(1.1)
Prior year permanent return to accrual adjustments	(0.6)	(0.3)	(0.1)	(0.1)
Other, net	(0.2)	(0.1)	(0.4)	(0.1)
	(48.2)	(27.4)	(62.4)	(39.9)

Income Tax Expense (Benefit)	$13.4	7.6%	$(7.6)	(4.9)%

Consolidated net income in 2017 was $162.7 million as compared with $164.2 million in 2016. This decrease was primarily due to the inclusion in our 2016 results of a $17.0 million income tax benefit due to the adoption of a tax accounting method change related to the costs to repair generation assets, and higher operating expenses as discussed above, offset in part by improved gross margin as a result of favorable weather, and to a lesser extent, by customer growth.

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

These increases were partly offset by:

•	An MPSC disallowance of previously incurred replacement power and modeling / planning costs;

•	Lower demand to transmit energy across our transmission lines due to market conditions and pricing;

•
A decrease in electric retail volumes due primarily to colder late summer weather in our Montana jurisdiction, along with lower industrial volumes of a large Montana customer, partly offset by warmer spring and summer weather in our South Dakota jurisdiction and customer growth;

•	A reduction in hydro generation rates due to the MPSC order in the hydro compliance filing; and

•	A decrease in natural gas production margin due to an $0.8 million decrease in overhead fees and a $0.4 million decrease in interim rates based on actual costs.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•	A decrease in revenues from the conveyance of the Kerr facility to the Confederated Salish and Kootenai Tribes (CSKT) in September 2015 (offset by reduced operating expenses);

•	A decrease in revenues for production tax credits primarily associated with the Beethoven wind generation project, which is a reduction in our customers rates (offset by reduced income tax expense);

•	A decrease in natural gas production gathering fees (offset by reduced operating expenses); and

•	An increase in revenues for property taxes included in trackers (offset by increased property tax expense).

	Year Ended December 31,
	2016	2015	Change	% Change
	(in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$302.9	$297.5	$5.4	1.8%
Property and other taxes	148.1	133.4	14.7	11.0
Depreciation and depletion	159.3	144.7	14.6	10.1
	$610.3	$575.6	$34.7	6.0%

Consolidated operating, general and administrative expenses were $302.9 million in 2016 as compared with $297.5 million in 2015. Primary components of this change include the following:

Operating, General, & Administrative Expenses 2016 vs. 2015
(in millions)
Insurance recovery, net	$20.8
Employee benefit and compensation costs	2.7
Plant operator costs	2.2
Non-employee directors deferred compensation	1.5
Insurance reserves	0.9
Hydro operations - Kerr conveyance	(15.2)
DSIP expenses	(4.0)
Natural gas production gathering expense	(1.1)
Bad debt expense	(1.0)
Other	(1.4)
Increase in Operating, General & Administrative Expenses	$5.4

The increase in operating, general and administrative expenses of $5.4 million was primarily due to the following:

•	The inclusion in our second quarter 2015 results of an insurance recovery, primarily associated with electric generation related environmental remediation costs incurred in prior periods;

•	An increase in employee related benefits costs due to higher compensation and pension costs;

•	Higher plant operator costs primarily due to the Beethoven acquisition in September 2015;

•	The change in value of non-employee directors deferred compensation due to changes in our stock price (offset by changes in other income with no impact on net income); and

•	An increase in insurance reserves primarily due to the Billings, Montana refinery outage discussed in Note 18 to the Consolidated Financial Statements.

These increases were offset in part by:

•	A decrease in hydro operations costs in the current period as a result of the conveyance of Kerr to the CSKT in September 2015 (offset by reduced revenue discussed above);

•	Lower DSIP related expenses;

•	A decrease in natural gas production gathering expense (offset by lower gathering fees discussed above); and

•	Lower bad debt expense, due to improved collection of receivables from customers.

In addition, cost control measures implemented in 2016 are included in the Other line item above.

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

Consolidated interest expense in 2016 was $95.0 million, as compared with $92.2 million, in 2015. This increase was primarily due to $2.9 million of interest associated with the MPSC disallowance as discussed above, lower capitalization of AFUDC, and increased debt outstanding, partly offset by the debt refinancing transactions.

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

Consolidated income tax benefit in 2016 was $7.6 million as compared with income tax expense of $30.0 million in 2015. Our effective tax rate for the twelve months ended December 31, 2016 was (4.9)% as compared with 16.6% for the same period of 2015. During the third quarter of 2016, we filed a tax accounting method change with the Internal Revenue Service (IRS) related to costs to repair generation property, as discussed above. This resulted in an income tax benefit of approximately $17.0 million during the twelve months ended December 31, 2016, of which approximately $12.5 million related to 2015 and prior tax years and is reflected in the flow-through repairs deductions line below. In addition, we adopted the provisions of a new accounting standard related to share-based payments, during the fourth quarter of 2016. The excess tax benefit of share awards that vested in 2016 was treated as a discrete item.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Year Ended December 31,
	2016		2015
Income Before Income Taxes	$156.5		$181.2

Income tax calculated at 35% Federal statutory rate	54.8	35.0%	63.4	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(3.7)	(2.4)	0.3	0.1
Flow through repairs deductions	(41.1)	(26.3)	(24.1)	(13.3)
Production tax credits	(10.9)	(7.0)	(5.7)	(3.2)
Plant and depreciation of flow through items	(4.6)	(2.9)	(2.9)	(1.6)
Share based compensation	(1.6)	(1.1)	—	—
Prior year permanent return to accrual adjustments	(0.1)	(0.1)	0.2	0.1
Other, net	(0.4)	(0.1)	(1.2)	(0.5)
	(62.4)	(39.9)	(33.4)	(18.4)

Income Tax (Benefit) Expense	$(7.6)	(4.9)%	$30.0	16.6%

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

•
Wholesale and other: Our South Dakota service territory is a market participant in the SPP, where we buy and sell wholesale energy and reserves through the operation of a single, consolidated balancing authority. This line also includes miscellaneous electric revenues.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

	Results
	2017	2016	Change	% Change
	(in millions)
Retail revenue	$874.4	$840.7	$33.7	4.0%
Regulatory amortization	3.7	20.9	(17.2)	(82.3)
Total retail revenues	878.1	861.6	16.5	1.9
Transmission	58.1	51.1	7.0	13.7
Ancillary services	1.6	1.6	—	—
Wholesale and other	99.3	97.3	2.0	2.1
Total Revenues	1,037.1	1,011.6	25.5	2.5
Total Cost of Sales	334.0	332.8	1.2	0.4%
Gross Margin	$703.1	$678.8	$24.3	3.6%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2017	2016	2017	2016	2017	2016
	(in thousands)
Montana	$299,725	$280,379	2,540	2,372	295,427	291,348
South Dakota	60,246	57,369	546	548	50,247	50,016
Residential	359,971	337,748	3,086	2,920	345,674	341,364
Montana	348,139	343,982	3,235	3,177	66,484	65,568
South Dakota	91,969	87,199	992	985	12,669	12,591
Commercial	440,108	431,181	4,227	4,162	79,153	78,159
Industrial	42,194	40,577	2,324	2,204	75	74
Other	32,110	31,162	195	188	6,195	6,143
Total Retail Electric	$874,383	$840,668	9,832	9,474	431,097	425,740

	Cooling Degree Days			2017 as compared with:
	2017	2016	Historic Average	2016	Historic Average
Montana	524	367	420	43% warmer	25% warmer
South Dakota	729	895	733	19% colder	1% colder

	Heating Degree Days			2017 as compared with:
	2017	2016	Historic Average	2016	Historic Average
Montana	7,738	7,011	7,476	10% colder	4% colder
South Dakota	7,102	6,593	7,619	8% colder	7% warmer

The following summarizes the components of the changes in electric margin for the years ended December 31, 2017 and 2016:

Gross Margin 2017 vs. 2016
(in millions)
Gross Margin Items Impacting Net Income
Retail volumes	$15.7
2016 MPSC disallowance	9.5
2016 Hydro generation rates	1.5
South Dakota rate increase	1.2
Transmission	0.6
QF adjustment	0.4
2016 Lost revenue adjustment mechanism	(13.4)
Other	2.4
Consolidated Gross Margin Impacting Net Income	17.9

Gross Margin Items Offset in Operating Expenses and Income Tax Expense
Property taxes recovered in trackers	4.9
Operating expenses recovered in trackers	1.5
Change in Items Offset Within Net Income	6.4
Increase in Consolidated Gross Margin	$24.3

Gross margin for items impacting net income increased $17.9 million including the following:

•
An increase in retail volumes due primarily to colder winter and warmer summer weather in our Montana jurisdiction and customer growth, partly offset by cooler summer weather in our South Dakota jurisdiction and milder spring weather overall;

•	The inclusion in our 2016 results of the MPSC disallowance of both replacement power costs from a 2013 outage at Colstrip Unit 4 and portfolio modeling costs;

•	The inclusion in our 2016 results of a reduction in hydro generation rates due to the MPSC order in the hydro compliance filing;

•	An increase in South Dakota electric rates due to the timing of the change in customer rates in 2016;

•	Higher demand to transmit energy across our transmission lines due to market conditions and pricing; and

•	A decrease in QF related supply costs based on actual QF pricing and output.

These increases were partly offset by the recognition in 2016 of $13.4 million of deferred revenue as a result of a MPSC final order in our tracker filings.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•	The increase in revenues for property taxes included in trackers is offset by increased property tax expense; and

•	An increase in operating expenses included in our supply trackers is offset by an increase in operating, general and administrative expenses.

In addition, the change in regulatory amortization revenue is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on gross margin. Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

	Results
	2016	2015	Change	% Change
	(in millions)
Retail revenue	$840.7	$819.8	$20.9	2.5%
Regulatory amortization	20.9	39.4	(18.5)	(47.0)
Total retail revenues	861.6	859.2	2.4	0.3
Transmission	51.1	54.7	(3.6)	(6.6)
Ancillary services	1.6	1.5	0.1	6.7
Wholesale and other	97.3	29.0	68.3	235.5
Total Revenues	1,011.6	944.4	67.2	7.1
Total Cost of Sales	332.8	281.3	51.5	18.3%
Gross Margin	$678.8	$663.1	$15.7	2.4%

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2016	2015	2016	2015	2016	2015
	(in thousands)
Montana	$280,379	$275,971	2,372	2,359	291,348	287,387
South Dakota	57,369	49,469	548	551	50,016	49,807
Residential	337,748	325,440	2,920	2,910	341,364	337,194
Montana	343,982	344,743	3,177	3,207	65,568	64,711
South Dakota	87,199	75,442	985	974	12,591	12,473
Commercial	431,181	420,185	4,162	4,181	78,159	77,184
Industrial	40,577	43,838	2,204	2,260	74	75
Other	31,162	30,348	188	187	6,143	6,119
Total Retail Electric	$840,668	$819,811	$9,474	$9,538	$425,740	$420,572

	Cooling Degree Days			2016 as compared with:
	2016	2015	Historic Average	2015	Historic Average
Montana	367	440	433	17% colder	15% colder
South Dakota	895	792	733	13% warmer	22% warmer

	Heating Degree Days			2016 as compared with:
	2016	2015	Historic Average	2015	Historic Average
Montana	7,011	6,914	7,498	1% colder	6% warmer
South Dakota	6,593	6,924	7,674	5% warmer	14% warmer

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

•	Wholesale: Primarily represents transportation and storage for others.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

	Results
	2017	2016	Change	% Change
	(in millions)
Retail revenue	$233.8	$201.8	$32.0	15.9%
Regulatory amortization	(5.4)	4.8	(10.2)	(212.5)
Total retail revenues	228.4	206.6	21.8	10.6
Wholesale and other	40.2	39.1	1.1	2.8
Total Revenues	268.6	245.7	22.9	9.3
Total Cost of Sales	76.3	68.2	8.1	11.9
Gross Margin	$192.3	$177.5	$14.8	8.3%

	Revenues		Dekatherms (Dkt)		Customer Counts
	2017	2016	2017	2016	2017	2016
	(in thousands)
Montana	$108,949	$93,034	13,782	12,178	170,561	168,220
South Dakota	21,777	20,399	2,768	2,533	39,561	39,207
Nebraska	20,135	17,043	2,359	2,179	37,289	37,129
Residential	150,861	130,476	18,909	16,890	247,411	244,556
Montana	54,729	46,515	7,230	6,343	23,537	23,223
South Dakota	15,706	14,051	2,873	2,665	6,573	6,456
Nebraska	10,433	8,858	1,759	1,689	4,783	4,725
Commercial	80,868	69,424	11,862	10,697	34,893	34,404
Industrial	1,119	1,031	152	147	253	259
Other	958	888	141	137	159	157
Total Retail Gas	$233,806	$201,819	31,064	27,871	282,716	279,376

	Heating Degree Days			2017 as compared with:
	2017	2016	Historic Average	2016	Historic Average
Montana	8,001	7,300	7,792	10% colder	3% colder
South Dakota	7,102	6,593	7,619	8% colder	7% warmer
Nebraska	5,551	5,322	6,289	4% colder	12% warmer

The following summarizes the components of the changes in natural gas margin for the years ended December 31, 2017 and 2016:

Gross Margin 2017 vs. 2016
(in millions)
Gross Margin Items Impacting Net Income
Retail volumes	$10.5
Montana rates	1.8
Lost revenue adjustment mechanism	(0.8)
Other	1.5
Change in Gross Margin Impacting Net Income	13.0

Gross Margin Items Offset in Operating Expenses
Property taxes recovered in trackers	1.8
Change in Items Offset Within Net Income	1.8
Increase in Consolidated Gross Margin	$14.8

Gross margin for items impacting net income increased $13.0 million including the following:

•	An increase in retail volumes from colder winter and spring weather and customer growth, partly offset by warmer summer weather; and

•	An increase in our Montana gas rates effective September 1, 2017.

These increases were partly offset by the recognition in 2016 of $0.8 million of deferred revenue as a result of a MPSC final order in our tracker filings. The increase in revenues for property taxes included in trackers is offset by increased property tax expense with no impact to net income.

In addition, average natural gas supply prices increased in 2017 as compared with 2016, resulting in higher retail revenues and cost of sales, with no impact to gross margin. Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

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

Short-term liquidity is provided by internal cash flows, the sale of commercial paper and use of our unsecured revolving credit facility. We utilize our short-term borrowings and / or revolver availability to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. As of December 31, 2017, our total net liquidity was approximately $88.9 million, including $8.5 million of cash and $80.4 million of revolving credit facility availability. As of December 31, 2017, there were no letters of credit outstanding.

We issue debt securities to refinance retiring maturities, reduce short-term debt, fund construction programs and for other general corporate purposes. To fund our strategic growth opportunities we utilize available cash flow, debt capacity and equity issuances that allows us to maintain investment grade ratings.

In September 2017, we entered into an Equity Distribution Agreement pursuant to which we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $100 million. During 2017, we received net proceeds of approximately $53.7 million from the sale of 888,938 shares of our common stock after commissions and other fees. During the three months ended December 31, 2017, we issued 805,169 shares for net proceeds of $48.9 million after commissions and other fees. We expect to issue the remaining $46 million of shares under the Equity Distribution Agreement during 2018.

In November 2017, we issued $250 million aggregate principal amount of Montana First Mortgage Bonds, at a fixed interest rate of 4.03% maturing in 2047. The bonds are secured by our electric and natural gas assets in Montana. The bonds were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were used to redeem our 6.34%, $250 million of Montana First Mortgage Bonds due 2019.

We plan to maintain a 50 - 55% debt to total capital ratio excluding capital leases, and expect to continue targeting a long-term dividend payout ratio of 60 - 70% of earnings per share; however, there can be no assurance that we will be able to meet these targets.

We closely monitor the financial institutions associated with our credit facility. A total of eight banks participate in our revolving credit facility, with no one bank providing more than 16% of the total availability. As of December 31, 2017, no bank has advised us of its intent to withdraw from the revolving credit facility or to not honor its obligations. Our revolving credit facility requires us to maintain a debt to capitalization ratio at or below 65%. At December 31, 2017, we were in compliance with this ratio. The revolving credit facility also contains default and related acceleration provisions related to default on other debt. The following table presents additional information about short term borrowings during the year ended December 31, 2017 (in millions):

Amount outstanding at year end	$319.6
Daily average amount outstanding	$251.7
Maximum amount outstanding	$332.5
Minimum amount outstanding	$193.8

As of February 9, 2018, our availability under our revolving credit facility was approximately $136.0 million.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and impact our trade credit availability. Fitch Ratings (Fitch), Moody's Investors Service (Moody's) and Standard and Poor's Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies' assessment of our ability to pay interest and principal when due on our debt. As of February 9, 2018, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch (1)	A	A-	F2	Negative
Moody’s (2)	A2	Baa1	Prime-2	Negative
S&P	A-	BBB	A-2	Stable
_________________________

(1) In February 2018, Fitch affirmed our ratings, but revised our outlook from stable to negative citing continued regulatory headwinds in Montana and expected weakness in leverage metrics through 2021. Fitch also indicated an adverse outcome in either our Montana electric supply tracker docket or upcoming electric general rate case would likely result in a one-notch downgrade.
(2) In March 2017, Moody's downgraded our senior secured rating to A2 from A1, and our unsecured credit rating to Baa1 from A3, while maintaining a negative outlook. Moody's cited weak financial metrics and a heightened degree of regulatory uncertainty in Montana as reasons for the downgrade. Moody's maintains a negative outlook, citing a more contentious regulatory relationship in Montana, our primary regulatory jurisdiction, resulting in unpredictable regulatory outcomes. We expect Moody's to take action on the negative outlook during the first half of 2018.

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

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of December 31, 2017. See additional discussion in Note 18 – Commitments and Contingencies to the Consolidated Financial Statements.

	Total	2018	2019	2020	2021	2022	Thereafter
	(in thousands)
Long-term debt (1)	$1,806,637	$—	$—	$—	$—	$—	$1,806,637
Capital leases	24,346	2,133	2,298	2,476	2,668	2,875	11,896
Short-term borrowings	319,556	319,556	—	—	—	—	—
Estimated pension and other postretirement obligations (2)	61,049	12,560	12,322	12,196	12,053	11,918	N/A
Qualifying facilities (3) liability	807,421	76,703	78,836	80,984	82,941	84,948	403,009
Supply and capacity contracts (4)	2,066,203	190,554	179,043	134,818	113,877	115,983	1,331,928
Contractual interest payments on debt (5)	1,571,573	76,621	76,621	76,621	76,279	71,632	1,193,799
Environmental remediation obligations (2)	4,600	1,250	1,100	1,050	600	600	N/A
Total Commitments (6)	$6,661,385	$679,377	$350,220	$308,145	$288,418	$287,956	$4,747,269
___________________________

(1)	Represents cash payments for long-term debt and excludes $13.2 million of debt discounts and debt issuance costs, net.

(2)
We have estimated cash obligations related to our pension and other postretirement benefit programs and environmental remediation obligations for five years, as it is not practicable to estimate thereafter. The pension and other postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.

(3)
Certain QFs require us to purchase minimum amounts of energy at prices ranging from $61 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $807.4 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $625.6 million.

(4)
We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 26 years.

(5)	For our variable rate short-term borrowings outstanding, we have assumed an average interest rate of 1.75% through maturity.

(6)	Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

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

As of December 31, 2017, we are under collected on our natural gas and electric trackers by approximately $13.2 million, as compared with $11.7 million as of December 31, 2016, and $29.4 million as of December 31, 2015.

Cash Flows

The following table summarizes our consolidated cash flows for 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
Operating Activities
Net income	$162.7	$164.2	$151.2
Non-cash adjustments to net income	182.7	155.4	177.2
Changes in working capital	(14.4)	(25.1)	10.1
Other noncurrent assets and liabilities	(7.4)	(5.5)	1.3
	323.6	289.0	339.8
Investing Activities
Property, plant and equipment additions	(276.4)	(287.9)	(283.7)
Acquisitions	—	—	(146.7)
Change in restricted cash	—	—	16.1
Proceeds from sale of assets	0.4	1.4	30.2
	(276.0)	(286.5)	(384.1)
Financing Activities
Proceeds from issuance of common stock, net	53.7	—	56.7
Issuances of long-term debt, net	—	24.5	120.0
Issuances (repayments) of short-term borrowings, net	18.7	70.9	(38.0)
Dividends on common stock	(101.3)	(95.8)	(90.1)
Financing costs	(16.4)	(8.4)	(12.1)
Other	1.1	(0.6)	(0.6)
	(44.2)	(9.4)	35.9
Net Increase (Decrease) in Cash and Cash Equivalents	$3.4	$(6.9)	$(8.4)
Cash and Cash Equivalents, beginning of period	$5.1	$12.0	$20.4
Cash and Cash Equivalents, end of period	$8.5	$5.1	$12.0

Cash Flows Provided By Operating Activities

As of December 31, 2017, our cash and cash equivalents were $8.5 million as compared with $5.1 million at December 31, 2016. Cash provided by operating activities totaled $323.6 million for the year ended December 31, 2017 as compared with $289.0 million during 2016. This increase in operating cash flows is primarily due to refunds associated with the DGGS FERC ruling and interim rates in our South Dakota electric rate case of approximately $30.8 million and $7.2 million, respectively, to customers during 2016, and to higher net income after non-cash adjustments during 2017.

Our 2016 operating cash flows decreased by approximately $50.8 million as compared with 2015. This decrease in operating cash flows is primarily due to refunds associated with the DGGS FERC ruling and interim rates in our South Dakota electric rate case described above during 2016, and lower collections from customers in 2016 as compared to 2015, which are reflected in the changes in working capital. In addition, net income after non-cash adjustments was lower in 2016.

Cash Flows Used In Investing Activities

Cash used in investing activities totaled $276.0 million during the year ended December 31, 2017, as compared with $286.5 million during 2016, and $384.1 million in 2015. Plant additions during 2017 include maintenance additions of approximately $161.9 million, capacity related capital expenditures of approximately $77.3 million, and infrastructure capital expenditures of approximately $37.2 million. Plant additions during 2016 include maintenance additions of approximately $158.6 million, capacity related capital expenditures of approximately $79.0 million, and infrastructure capital expenditures of approximately $50.3 million. During 2015, we purchased the 80 MW Beethoven wind project in South Dakota for approximately $143 million.

Cash Flows (Used in) Provided By Financing Activities

Cash used in financing activities totaled $44.2 million during 2017 as compared to $9.4 million during 2016 and cash provided by financing activities of $35.9 million during 2015. During 2017, net cash used in financing activities includes the payment of dividends of $101.3 million and the payment of financing costs of $16.4 million, partially offset by proceeds from the issuance of common stock of $53.7 million and net issuances of commercial paper of $18.7 million. During 2016, net cash used in financing activities includes the payment of dividends of $95.8 million and the payment of financing costs of $8.4 million, partially offset by net issuances of commercial paper of $70.9 million and net proceeds from the issuance of debt of $24.5 million. During 2015, net cash provided by financing activities includes net proceeds from the issuance of debt of $120.0 million and common stock issuances of $56.7 million, partially offset by net repayments of commercial paper of $38.0 million, the payment of dividends of $90.1 million and the payment of financing costs of $12.1 million.

Financing Transactions - In September 2017, we entered into an Equity Distribution Agreement pursuant to which we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $100 million. During 2017, we received net proceeds of approximately $53.7 million from the sale of 888,938 shares of our common stock after commissions and other fees.

In addition, in November 2017, we issued $250 million aggregate principal amount of Montana First Mortgage Bonds, at a fixed interest rate of 4.03% maturing in 2047. The bonds are secured by our electric and natural gas assets in Montana. The bonds were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were used to redeem our 6.34%, $250 million of Montana First Mortgage Bonds due 2019.

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

While we believe that our assumptions regarding future regulatory actions are reasonable, different assumptions could materially affect our results. See Note 4 – Regulatory Assets and Liabilities, to the Consolidated Financial Statements for further discussion.

Pension and Postretirement Benefit Plans

We sponsor and/or contribute to pension, postretirement health care and life insurance benefits for eligible employees. Our reported costs of providing pension and other postretirement benefits, as described in Note 14 - Employee Benefit Plans, to the Consolidated Financial Statements, are dependent upon numerous factors including the provisions of the plans, changing employee demographics, rate of return on plan assets and other economic conditions, and various actuarial calculations, assumptions, and accounting mechanisms. As a result of these factors, significant portions of pension and other postretirement benefit costs recorded in any period do not reflect (and are generally greater than) the actual benefits provided to plan participants. Due to the complexity of these calculations, the long-term nature of the obligations, and the importance of the assumptions utilized, the determination of these costs is considered a critical accounting estimate.

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

We set the discount rate using a yield curve analysis, which projects benefit cash flows into the future and then discounts those cash flows to the measurement date using a yield curve. This is done by constructing a hypothetical bond portfolio whose cash flow from coupons and maturities matches the year-by-year, projected benefit cash flow from our plans. Based on this analysis as of December 31, 2017, our discount rate on the NorthWestern Corporation pension plan is 3.50% and on the NorthWestern Energy pension plan is 3.60%.

In determining the expected long-term rate of return on plan assets, we review historical returns, the future expectations for returns for each asset class weighted by the target asset allocation of the pension and postretirement portfolios, and long-term inflation assumptions. Our expected long-term rate of return on assets assumption are 4.47% and 4.97% on the NorthWestern Corporation and NorthWestern Energy pension plan, respectively, for 2018.

Cost Sensitivity

The following table reflects the sensitivity of pension costs to changes in certain actuarial assumptions (in thousands):

Actuarial Assumption	Change in Assumption	Impact on Pension Cost	Impact on Projected Benefit Obligation
Discount rate	0.25%	$(1,996)	$(22)
	(0.25)%	2,132	24
Rate of return on plan assets	0.25%	(1,275)	N/A
	(0.25)%	1,275	N/A

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

Income Taxes

Judgment and the use of estimates are required in developing the provision for income taxes and reporting of tax-related assets and liabilities. Deferred income tax assets and liabilities represent the future effects on income taxes from temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The probability of realizing deferred tax assets is based on forecasts of future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. We establish a valuation allowance when it is more likely than not that all, or a portion of, a deferred tax asset will not be realized. Exposures exist related to various tax filing positions, which may require an extended period of time to resolve and may result in income tax adjustments by taxing authorities. We have reduced deferred tax assets or established liabilities based on our best estimate of future probable adjustments related to these exposures. On a quarterly basis, we evaluate exposures in light of any additional information and make adjustments as necessary to reflect the best estimate of the future outcomes. We currently estimate that as of December 31, 2017, we have approximately $421 million of consolidated NOLs prior to consideration of unrecognized tax benefits to offset federal taxable income in future years. We believe our deferred tax assets and established liabilities are appropriate for estimated exposures; however, actual results may differ significantly from these estimates.

The interpretation of tax laws involves uncertainty. Ultimate resolution of income tax matters may result in favorable or unfavorable impacts to net income and cash flows and adjustments to tax-related assets and liabilities could be material. The uncertainty and judgment involved in the determination and filing of income taxes is accounted for by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We have unrecognized tax benefits of approximately $57.5 million as of December 31, 2017. The resolution of tax matters in a particular future period could have a material impact on our provision for income taxes, results of operations and our cash flows.

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

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facility. The revolving credit facility bears interest at the lower of prime or available rates tied to the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%. To more cost effectively meet short-term cash requirements, we issue commercial paper supported by our revolving credit facility. Since commercial paper terms are short-term, we are subject to interest rate risk. As of December 31, 2017, we had approximately $319.6 million of commercial paper outstanding and no borrowings on our revolving credit facility. A 1% increase in interest rates would increase our annual interest expense by approximately $3.2 million.

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

We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our principal executive officer and principal financial officer have concluded that, as of December 31, 2017, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

The management of NorthWestern is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board regarding the preparation and fair presentation of published financial statements.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our evaluation, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. Their report appears on page F-3.

ITEM 9B.  OTHER INFORMATION

Not applicable.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and corporate governance will be set forth in NorthWestern Corporation's Proxy Statement for its 2018 Annual Meeting of Shareholders, which is incorporated by reference. Information with respect to our Executive Officers is included in Item 1 to this report.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item will be set forth in NorthWestern Corporation's Proxy Statement for its 2018 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this item will be set forth in NorthWestern Corporation's Proxy Statement for its 2018 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning relationships and related transactions of the directors and officers of NorthWestern Corporation and director independence will be set forth in NorthWestern Corporation's Proxy Statement for its 2018 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning fees paid to the principal accountant for each of the last two years will be set forth in NorthWestern Corporation's Proxy Statement for its 2018 Annual Meeting of Shareholders, which is incorporated by reference.

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this report:

(1)	Consolidated Financial Statements.

The following items are included in Part II, Item 8 of this annual report on Form 10-K:

CONSOLIDATED FINANCIAL STATEMENTS:

(2)	Financial Statement Schedule

Schedule II. Valuation and Qualifying Accounts	F-46

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

4.1(f)
Eleventh Supplemental Indenture, dated as of December 1, 2013, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation’s Current Report on Form 8-K, dated December 19, 2013, Commission File No. 1-10499).

4.1(g)
Twelfth Supplemental Indenture, dated as of December 1, 2014, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated December 19, 2014, Commission File No. 1-10499).

4.1(h)
Thirteenth Supplemental Indenture, dated as of September 1, 2015, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated September 29, 2015, Commission File No. 1-10499).

4.1(i)
Fourteenth Supplemental Indenture, dated as of June 1, 2016, between the NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated June 21, 2016, Commission File No. 1-10499).

4.1(j)
Fifteenth Supplemental Indenture, dated as of September 1, 2016, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated October 6, 2016, Commission File No. 1-10499).

4.1(k)
Eighteenth Supplemental Indenture to the Mortgage and Deed of Trust, dated as of August 5, 1994 (incorporated by reference to Exhibit 99(b) of The Montana Power Company's Registration Statement on Form S-3, dated December 5, 1994, Commission File No. 033-56739).

4.1(l)
Twenty-Eighth Supplemental Indenture, dated as of October 1, 2009, by and between NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, Commission File No. 1-10499).

4.1(m)
Twenty-Ninth Supplemental Indenture, dated as of May 1, 2010, among NorthWestern Corporation and The Bank of New York Mellon and Ming Ryan, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Commission File No. 1-10499).

4.1(n)
Thirtieth Supplemental Indenture, dated as of August 1, 2012, between NorthWestern Corporation and The Bank of New York Mellon and Philip L. Watson, as trustees under the Mortgage and Deed of Trust dated as of October 1, 1945 (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated August 10, 2012, Commission File No. 1-10499).

4.1(o)
Thirty-First Supplemental Indenture, dated as of December 1, 2013, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated December 19, 2013, Commission File No. 1-10499).

4.1(p)
Thirty-Second Supplemental Indenture, dated as of November 1, 2014, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees (incorporated by reference to Exhibit 4.4(n) of the Company's Report on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10499).

4.1(q)
Thirty-Third Supplemental Indenture, dated as of November 14, 2014, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated November 14, 2014, Commission File No. 1-10499).

4.1(r)
Thirty-Fourth Supplemental Indenture, dated as of January 1, 2015, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees (incorporated by reference to Exhibit 4.4(p) of the Company's Report on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10499).

4.1(s)
Thirty-Fifth Supplemental Indenture, dated as of June 1, 2015, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated June 29, 2015, Commission File No. 1-10499).

4.1(t)
Thirty-Sixth Supplemental Indenture, dated as of August 1, 2016, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.4 of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).

4.1(u)
Thirty-Seventh Supplemental Indenture, dated as of November 1, 2017, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated November 8, 2017, Commission File No. 1-10499).

4.2(a)
Indenture, dated as of August 1, 2016, between City of Forsyth, Rosebud County, Montana and U.S. Bank National Association, as trustee agent (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).

4.2(b)
Loan Agreement, dated as of August 1, 2016, between NorthWestern Corporation and the City of Forsyth, Montana, related to the issuance of City of Forsyth Pollution Control Revenue Bonds Series 2016 (incorporated by reference to Exhibit 4.2 of the Company's Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).

4.2(c)
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

10.1(o) †
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

10.2(c)
Bond Purchase Agreement, dated as of October 31, 2017, between NorthWestern Corporation and initial purchasers (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation’s Current Report on form 10-Q, dated November 2, 2017, Commission File No. 1-10499).

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

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWESTERN CORPORATION

February 13, 2018	By:	/s/ ROBERT C. ROWE
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

Signature	Title	Date

/s/ E. LINN DRAPER JR.	Chairman of the Board	February 13, 2018
E. Linn Draper Jr.

/s/ ROBERT C. ROWE	President, Chief Executive Officer and Director	February 13, 2018
Robert C. Rowe	(Principal Executive Officer)

/s/ BRIAN B. BIRD	Vice President and Chief Financial Officer	February 13, 2018
Brian B. Bird	(Principal Financial Officer)

/s/ CRYSTAL D. LAIL	Vice President and Controller	February 13, 2018
Crystal D. Lail	(Principal Accounting Officer)

/s/ STEPHEN P. ADIK	Director	February 13, 2018
Stephen P. Adik

/s/ ANTHONY T. CLARK	Director	February 13, 2018
Anthony T. Clark

/s/ DANA J. DYKHOUSE	Director	February 13, 2018
Dana J. Dykhouse

/s/ BRITT E. IDE	Director	February 13, 2018
Britt E. Ide

/s/ JAN R. HORSFALL	Director	February 13, 2018
Jan R. Horsfall

Director
Julia L. Johnson

Director
Linda G. Sullivan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
NorthWestern Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NorthWestern Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 12, 2018
We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
NorthWestern Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Northwestern Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 12, 2018, expressed an unqualified opinion of those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 12, 2018

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues
Electric	$1,037,053	$1,011,595	$944,428
Gas	268,599	245,652	269,871
Total Revenues	1,305,652	1,257,247	1,214,299
Operating Expenses
Cost of sales	410,349	400,973	372,864
Operating, general and administrative	305,137	302,893	297,475
Property and other taxes	162,614	148,098	133,442
Depreciation and depletion	166,137	159,336	144,702
Total Operating Expenses	1,044,237	1,011,300	948,483
Operating Income	261,415	245,947	265,816
Interest Expense, net	(92,263)	(94,970)	(92,153)
Other Income, net	6,919	5,548	7,583
Income Before Income Taxes	176,071	156,525	181,246
Income Tax (Expense) Benefit	(13,368)	7,647	(30,037)
Net Income	$162,703	$164,172	$151,209

Average Common Shares Outstanding	48,558	48,299	47,298
Basic Earnings per Average Common Share	$3.35	$3.40	$3.20
Diluted Earnings per Average Common Share	$3.34	$3.39	$3.17

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net Income	$162,703	$164,172	$151,209
Other comprehensive income (loss), net of tax:
Reclassification of net losses (gains) on derivative instruments	371	(1,338)	(698)
Postretirement medical liability adjustment	773	195	310
Foreign currency translation	(202)	25	558
Total Other Comprehensive Income (Loss)	942	(1,118)	170
Comprehensive Income	$163,645	$163,054	$151,379

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$8,473	$5,079
Restricted cash	3,556	4,426
Accounts receivable, net	182,282	159,556
Inventories	52,432	49,206
Regulatory assets	37,669	50,041
Other	11,947	11,887
Total current assets	296,359	280,195
Property, plant, and equipment, net	4,358,265	4,214,892
Goodwill	357,586	357,586
Regulatory assets	354,316	602,943
Other noncurrent assets	54,391	43,705
Total Assets	$5,420,917	$5,499,321
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	$2,133	$1,979
Short-term borrowings	319,556	300,811
Accounts payable	85,160	79,311
Accrued expenses	210,047	205,370
Regulatory liabilities	15,342	26,361
Total current liabilities	632,238	613,832
Long-term capital leases	22,213	24,346
Long-term debt	1,793,416	1,793,338
Deferred income taxes	340,729	575,582
Noncurrent regulatory liabilities	417,701	396,225
Other noncurrent liabilities	415,705	419,771
Total Liabilities	3,622,002	3,823,094
Commitments and Contingencies (Note 18)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 52,981,246 and 49,372,463, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	530	520
Treasury stock at cost	(96,376)	(95,769)
Paid-in capital	1,445,181	1,384,271
Retained earnings	458,352	396,919
Accumulated other comprehensive loss	(8,772)	(9,714)
Total Shareholders' Equity	1,798,915	1,676,227
Total Liabilities and Shareholders' Equity	$5,420,917	$5,499,321

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net Income	$162,703	$164,172	$151,209
Items not affecting cash:
Depreciation and depletion	166,137	159,336	144,702
Amortization of debt issue costs, discount and deferred hedge gain	4,794	2,117	2,258
Stock-based compensation costs	5,563	6,731	5,082
Equity portion of allowance for funds used during construction	(5,701)	(4,589)	(8,684)
Gain on disposition of assets	(415)	(15)	(20)
Deferred income taxes	12,363	(8,184)	33,886
Changes in current assets and liabilities:
Restricted cash	870	2,208	6,920
Accounts receivable	(22,726)	(5,146)	9,069
Inventories	(3,226)	4,252	1,636
Other current assets	827	(2,384)	5,514
Accounts payable	3,615	3,639	(11,169)
Accrued expenses	4,844	25,124	(22,738)
Regulatory assets	12,372	1,871	(3,974)
Regulatory liabilities	(11,019)	(54,629)	24,821
Other noncurrent assets	(14,780)	(7,311)	(5,584)
Other noncurrent liabilities	7,387	1,820	6,890
Cash Provided by Operating Activities	323,608	289,012	339,818
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(276,438)	(287,901)	(283,705)
Acquisitions	—	—	(146,668)
Proceeds from sale of assets	379	1,354	30,209
Change in restricted cash	—	—	16,108
Cash Used in Investing Activities	(276,059)	(286,547)	(384,056)
FINANCING ACTIVITIES:
Dividends on common stock	(101,270)	(95,765)	(90,058)
Proceeds from issuance of common stock, net	53,669	—	56,651
Issuance of long-term debt	250,000	249,660	270,000
Repayment of long-term debt	(250,000)	(225,205)	(150,025)
Issuances (repayments) of short-term borrowings, net	18,745	70,937	(37,966)
Treasury stock activity	1,083	(561)	(664)
Financing costs	(16,382)	(8,432)	(12,082)
Cash (Used In) Provided by Financing Activities	(44,155)	(9,366)	35,856
Net Increase (Decrease) in Cash and Cash Equivalents	3,394	(6,901)	(8,382)
Cash and Cash Equivalents, beginning of period	5,079	11,980	20,362
Cash and Cash Equivalents, end of period	$8,473	$5,079	$11,980

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(in thousands, except per share data)

	Number of Common Shares	Number of Treasury Shares	Common Stock	Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2014	50,522	3,607	$505	$1,313,844	$(92,558)	$264,758	$(8,766)	$1,477,783

Net income	—	—	—	—	—	151,209	—	151,209
Foreign currency translation adjustment	—	—	—	—	—	—	558	558
Reclassification of net gains on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	(698)	(698)
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	310	310
Stock based compensation	167	10	—	4,345	(1,856)	—	—	2,489
Issuance of shares	1,100	—	13	58,102	466	—	—	58,581
Dividends on common stock ($1.92 per share)	—	—	—	—	—	(90,058)	—	(90,058)
Balance at December 31, 2015	51,789	3,617	$518	$1,376,291	$(93,948)	$325,909	$(8,596)	$1,600,174

Net income	—	—	—	—	—	164,172	—	164,172
Accounting standard adoption (1)	—	—	—	—	—	2,603	—	2,603
Foreign currency translation adjustment	—	—	—	—	—	—	25	25
Reclassification of net gains on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	(1,338)	(1,338)
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	195	195
Stock based compensation	169	9	—	6,690	(2,874)	—	—	3,816
Issuance of shares	—	—	2	1,290	1,053	—	—	2,345
Dividends on common stock ($2.00 per share)	—	—	—	—	—	(95,765)	—	(95,765)
Balance at December 31, 2016	51,958	3,626	$520	$1,384,271	$(95,769)	$396,919	$(9,714)	$1,676,227

Net income	—	—	—	—	—	162,703	—	162,703
Foreign currency translation adjustment	—	—	—	—	—	—	(202)	(202)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	371	371
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	773	773
Stock based compensation	134	—		5,520	(1,979)	—	—	3,541
Issuance of shares	889	(17)	10	55,390	1,372	—	—	56,772
Dividends on common stock ($2.10 per share)	—	—	—	—	—	(101,270)	—	(101,270)
Balance at December 31, 2017	52,981	3,609	$530	$1,445,181	$(96,376)	$458,352	$(8,772)	$1,798,915
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

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Operations and Basis of Consolidation

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and / or natural gas to approximately 718,300 customers in Montana, South Dakota and Nebraska. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 and have generated and distributed electricity and distributed natural gas in Montana since 2002.

The Consolidated Financial Statements for the periods included herein have been prepared by NorthWestern Corporation (NorthWestern, we or us), pursuant to the rules and regulations of the SEC. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying Consolidated Financial Statements include our accounts together with those of our wholly and majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated from the Consolidated Financial Statements. Events occurring subsequent to December 31, 2017, have been evaluated as to their potential impact to the Consolidated Financial Statements through the date of issuance.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain QF plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 MW coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per MWH (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $219.5 million through 2024. For further discussion of our gross QF liability, see Note 18 - Commitments and Contingencies. During the years ended December 31, 2017, 2016 and 2015 purchases from this QF were approximately $16.3 million, $25.5 million, and $24.3 million, respectively.

(2) Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for such items as long-lived asset values and impairment charges, long-lived asset useful lives, tax provisions, asset retirement obligations, regulatory assets and liabilities, uncollectible accounts, our QF liability, environmental costs, unbilled revenues and actuarially determined benefit costs. We revise the recorded estimates when we receive better information or when we can determine actual amounts. Those revisions can affect operating results.

Revenue Recognition

Customers are billed monthly on a cycle basis. To match revenues with associated expenses, we accrue unbilled revenues for electric and natural gas services delivered to customers, but not yet billed at month-end.

Cash Equivalents

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

Restricted cash consists primarily of funds held in trust accounts to satisfy the requirements of certain stipulation agreements and insurance reserve requirements.

Accounts Receivable, Net

Accounts receivable are net of allowances for uncollectible accounts of $2.9 million and $2.9 million at December 31, 2017 and December 31, 2016, respectively. Receivables include unbilled revenues of $89.1 million and $80.4 million at December 31, 2017 and December 31, 2016, respectively.

Inventories

Inventories are stated at average cost. Inventory consisted of the following (in thousands):

	December 31,
	2017	2016
Materials and supplies	$34,630	$31,602
Storage gas and fuel	17,802	17,604
Total Inventory	$52,432	$49,206

Regulation of Utility Operations

Our regulated operations are subject to the provisions of ASC 980, Regulated Operations. Regulated accounting is appropriate provided that (i) rates are established by or subject to approval by independent, third-party regulators, (ii) rates are designed to recover the specific enterprise's cost of service, and (iii) in view of demand for service, it is reasonable to assume that rates are set at levels that will recover costs and can be charged to and collected from customers.

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

Derivative Financial Instruments

We account for derivative instruments in accordance with ASC 815, Derivatives and Hedging. All derivatives are recognized in the Consolidated Balance Sheets at their fair value unless they qualify for certain exceptions, including the normal purchases and normal sales exception. Additionally, derivatives that qualify and are designated for hedge accounting are classified as either hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair-value hedge) or hedges of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge). For fair-value hedges, changes in fair values for both the derivative and the underlying hedged exposure are recognized in earnings each period. For cash-flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in the cost or value of the underlying exposure is deferred in accumulated other comprehensive loss (AOCL) and later reclassified into earnings when the underlying transaction occurs. Gains and losses from the ineffective portion of any hedge are recognized in earnings immediately. For other derivative contracts that do not qualify or are not designated for hedge accounting, changes in the fair value of the derivatives are recognized in earnings each period. Cash inflows and outflows related to derivative instruments are included as a component of operating, investing or financing cash flows in the Consolidated Statements of Cash Flows, depending on the underlying nature of the hedged items.

Revenues and expenses on contracts that are designated as normal purchases and normal sales are recognized when the underlying physical transaction is completed. While these contracts are considered derivative financial instruments, they are not required to be recorded at fair value, but on an accrual basis of accounting. Normal purchases and normal sales are contracts where physical delivery is probable, quantities are expected to be used or sold in the normal course of business over a reasonable period of time, and price is not tied to an unrelated underlying derivative. As part of our regulated electric and gas operations, we enter into contracts to buy and sell energy to meet the requirements of our customers. These contracts include short-term and long-term commitments to purchase and sell energy in the retail and wholesale markets with the intent and ability to deliver or take delivery. If it were determined that a transaction designated as a normal purchase or a normal sale no longer met the exceptions, the fair value of the related contract would be reflected as an asset or liability and immediately recognized through earnings. See Note 8 - Risk Management and Hedging Activities, for further discussion of our derivative activity.

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

AFUDC represents the cost of financing construction projects with borrowed funds and equity funds. While cash is not realized currently from such allowance, it is realized under the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense. The component of AFUDC attributable to borrowed funds is included as a reduction to interest expense, while the equity component is included in other income. This rate averaged 7.2%, 7.2%, and 7.5%, for Montana and South Dakota for 2017, 2016, and 2015, respectively. AFUDC capitalized totaled $8.5 million, $7.0 million, and $13.6 million for the years ended December 2017, 2016, and 2015, respectively, for Montana and South Dakota combined.

We record provisions for depreciation at amounts substantially equivalent to calculations made on a straight-line method by applying various rates based on useful lives of the various classes of properties (ranging from three to 50 years) determined from engineering studies. As a percentage of the depreciable utility plant at the beginning of the year, our provision for depreciation of utility plant was approximately 3.0%, 3.0%, and 3.3% for 2017, 2016, and 2015, respectively.

Depreciation rates include a provision for our share of the estimated costs to decommission our jointly owned plants at the end of the useful life. The annual provision for such costs is included in depreciation expense, while the accumulated provisions are included in noncurrent regulatory liabilities.

Pension and Postretirement Benefits

We have liabilities under defined benefit retirement plans and a postretirement plan that offers certain health care and life insurance benefits to eligible employees and their dependents. The costs of these plans are dependent upon numerous factors, assumptions and estimates, including determination of discount rate, expected return on plan assets, rate of future compensation increases, age and mortality and employment periods. In determining the projected benefit obligations and costs, assumptions can change from period to period and may result in material changes in the cost and liabilities we recognize.

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Future QF obligation, net	$132,786	$134,324
Pension and other employee benefits	111,202	120,122
Customer advances	45,376	40,209
Asset retirement obligations	39,286	39,402
Environmental	29,326	30,501
Other	57,729	55,213
Total Noncurrent Liabilities	$415,705	$419,771

Income Taxes

We follow the liability method in accounting for income taxes. Deferred income tax assets and liabilities represent the future effects on income taxes from temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The probability of realizing deferred tax assets is based on forecasts of future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. We establish a valuation allowance when it is more likely than not that all, or a portion of, a deferred tax asset will not be realized.

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

We adopted this standard for interim and annual periods beginning January 1, 2018, as required, and used the modified retrospective method of adoption. We have also elected to utilize certain practical expedients, which allow us to apply the standard to open contracts at the date of adoption and to reflect the aggregate effect of all modifications when identifying performance obligations and allocating the transaction price for contracts modified before the effective date.

Our revenues are primarily from tariff based sales, which are in the scope of the guidance. We provide gas and/or electricity to customers under these tariffs without a defined contractual term (at-will). As the revenue from these arrangements is equivalent to the electricity or gas supplied and billed in that period (including estimated billings), there will not be a shift in the timing or pattern of revenue recognition for such sales. We have also completed the evaluation of our other revenue streams, including those tied to longer term contractual commitments. These revenue streams have performance obligations that are satisfied at a point in time, and will also not have a shift in the timing or pattern of revenue recognition.

Based on our analysis, we did not have a cumulative-effect adjustment to retained earnings at January 1, 2018. Disclosures in 2018 will include a reconciliation of results under the new revenue recognition guidance compared with what would have been reported in 2018 under the old revenue recognition guidance in order to help facilitate comparability with the prior periods. We expect our disclosures to reflect our disaggregated revenue by segment for each geographical region.

Retirement Benefits - In March 2017, the FASB issued new guidance on the presentation of net periodic costs related to benefit plans. The new guidance requires the service cost component of net periodic benefit cost to be included within operating income within the same line as other compensation expenses. All other components of net periodic benefit costs must be outside of operating income. In addition, the updated guidance permits only the service cost component of net periodic benefit costs to be capitalized to inventory or property, plant and equipment. This represents a change from current accounting and financial reporting, with presentation of the aggregate net periodic benefit costs on the income statement within operating income, and which permits all components of net periodic benefit costs to be capitalized.

This guidance is effective for interim and annual periods beginning January 1, 2018. These amendments will be applied retrospectively for the presentation of the various components of net periodic benefit costs and prospectively for the change in eligible costs to be capitalized. As a result of application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the current ratemaking treatment.

Leases - In February 2016, the FASB issued revised guidance on accounting for leases. The new standard requires a lessee to recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms longer than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The new guidance will be effective for us for interim and annual periods beginning January 1, 2019 and early adoption is permitted. A modified retrospective transition approach is required for lessees for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. An additional transition approach allows an entity to not assess on transition whether any expired or existing land easements are, or contain, leases that were not previously accounted for as leases. We are currently evaluating the impact of adoption of this guidance. We do not have a significant amount of capital or operating leases. Therefore, based on our analysis to this point we do not expect this guidance to have a significant impact on our Consolidated Financial Statements and disclosures other than an expected increase in assets and liabilities.

Statement of Cash Flows - In August 2016, the FASB issued guidance that addresses eight classification issues related to the presentation of cash receipts and cash payments in the statement of cash flows. The new guidance will be effective for us in our first quarter of 2018. The adoption of this guidance will not have a significant impact on our Statement of Cash Flows.

In November 2016, the FASB issued guidance that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new guidance will be effective for us in our first quarter of 2018. The adoption of this guidance will not have a significant impact on our Statement of Cash Flows.

Supplemental Cash Flow Information

	Year Ended December 31,
	2017	2016	2015
		(in thousands)
Cash paid (received) for:
Income taxes	$60	$(2,922)	$(1,284)
Interest	82,692	84,953	81,572
Significant non-cash transactions:
Capital expenditures included in trade accounts payable	15,848	13,783	12,834

(3) Regulatory Matters

Montana QF Tariff Filing

Under the Public Utility Regulatory Policies Act (PURPA), electric utilities are required, with exceptions, to purchase energy and capacity from independent power producers that are QFs. In May 2016, we filed an application for approval of a revised tariff for standard rates for small QFs (3 MW or less). In November 2017, the MPSC issued an order revising the QF tariff to establish a maximum contract length of 15 years and substantially lowering the rate for future QF contracts. In this order, the MPSC also upheld an initial decision to apply the contract term to our future owned and contracted electric supply resources.

As a result of this order, we terminated our competitive solicitation process for 20-year resources to determine the lowest-cost / least-risk approach for addressing our intermittent capacity and reserve margin needs in Montana. We continue to evaluate the impact of this decision, as we have significant generation capacity deficits and negative reserve margins, and our 2016 resource plan identified price and reliability risks to our customers if we rely solely upon market purchases to address these capacity needs. In addition to our responsibility to meet peak demand, national reliability standards effective July 2016 require us to have even greater dispatchable generation capacity available and be capable of increasing or decreasing output to address the irregular nature of intermittent generation such as wind or solar. We expect to file our next electric supply resource procurement plan in late 2018.

Cost Recovery Mechanisms

Montana House Bill 193 / Electric Tracker - In April 2017, the Montana legislature passed House Bill 193 (HB 193), amending the statute that provided for mandatory recovery of our prudently incurred electric supply costs effective July 1, 2017. The revised statute gives the MPSC discretion whether to approve an electric supply cost adjustment mechanism. The MPSC initiated a process to develop a replacement electric supply cost adjustment mechanism, and in response, in July 2017, we filed a proposed electric PCCAM. Intervenor testimony was filed in November 2017, and in December 2017, the MPSC issued a Notice of Additional Issues stating that the range of options proposed by the parties was not sufficient and directing parties to consider alternatives incorporating risk-sharing features of other utilities in the region.

We filed rebuttal testimony in February 2018, responsive to intervenor testimony and the MPSC's December 2017 Notice of Additional Issues addressing alternative risk-sharing mechanisms. A hearing is scheduled to begin May 31, 2018. If the MPSC approves a new mechanism, the MPSC may apply the mechanism to variable costs on a retroactive basis to the effective date of HB 193 (July 1, 2017).

Montana Electric Tracker Open Dockets - 2015/2016 - 2016/2017 - Under the previous statutory tracker mechanism, each year we submitted an electric tracker filing for recovery of supply costs for the 12-month period ended June 30 and for the projected supply costs for the next 12-month period, which were subject to a prudency review. In June 2017, the MPSC consolidated the supply costs portion of the 2016/2017 docket with the 2015/2016 docket. The rates for this consolidated docket were approved on an interim basis. The MPSC has not established a schedule regarding this docket under the prior statutory tracker. In addition, the MPSC consolidated the projected supply costs portion of the 2016/2017 docket with the PCCAM docket, discussed above.

Montana Natural Gas Tracker - 2016/2017 - In May 2017, we filed our annual natural gas tracker filing for the 2016/2017 tracker period, which the MPSC approved on an interim basis. In December 2017, the MPSC issued a final order approving the natural gas interim rates. HB 193 does not impact our natural gas recovery mechanism.

Montana Electric Tracker Litigation - 2012/2013 - 2013/2014 (Consolidated Docket) and 2014/2015 (2015 Tracker) - In 2016, we received two orders in separate electric tracker dockets filed with the MPSC, which, in total, resulted in a $12.4 million disallowance of costs, including interest. The first order (Consolidated Docket) included a disallowance of replacement power costs from a 2013 outage at Colstrip Unit 4 and certain modeling/planning costs. In September 2016, we appealed that order to the Montana District Court, arguing that the order was arbitrary and capricious and violated Montana law. We expect a decision on this appeal within the next 12 months. The second order (2015 Tracker), included a disallowance of certain portfolio modeling costs. In June 2016, we filed an appeal of the second order in Montana District Court arguing that the decision violated Montana law. We expect a decision in the next three to six months.

Montana Property Tax Tracker - Under Montana law, we are allowed to track the changes in the actual level of state and local taxes and fees and recover the increase in taxes and fees, net of the associated income tax benefit. We submit an annual property tax tracker filing with the MPSC for an automatic rate adjustment, with rates typically effective January 1st of each year. The MPSC identified concerns with the amount of annual increases proposed by the Montana Department of Revenue. In June 2017, the MPSC adopted new rules to establish minimum filing requirements for our statutory property tax tracker filing. Some of the rules appear to be based on a narrow interpretation of the statutory language and suggest that the MPSC will challenge the amount and allocation of these taxes to customers. We filed our annual property tax tracker filing in December 2017. In January 2018, the MPSC issued an order in our 2017 filing reducing our recovery of these taxes by approximately$1.7 million by applying an alternate allocation methodology. This results in a lower allocation to our Montana electric retail customers and a higher property tax allocation to FERC transmission customers (we do not have a property tax tracker for FERC jurisdictional purposes). We submitted a motion for reconsideration of this order on February 8, 2018, and expect a decision by the end of the first quarter of 2018.

Tax Cuts and Jobs Act

The MPSC and SDPUC initiated dockets regarding the impact of the Tax Cuts and Jobs Act on customer rates beginning January 1, 2018. We are required to submit filings in Montana and South Dakota during the first quarter of 2018 with a proposal to address the effects of the lower statutory rate. We expect to provide a customer benefit as a result of the Tax Cuts and Jobs Act in each of our jurisdictions.

FERC Filing - Dave Gates Generating Station at Mill Creek (DGGS)

In May 2016, we received an order from the FERC denying a May 2014 request for rehearing and requiring us to make refunds. The request for rehearing challenged a September 2012 FERC Administrative Law Judge's (ALJ) initial decision regarding cost allocation at DGGS between retail and wholesale customers. The 2012 decision concluded that only a portion of these costs should be allocated to FERC jurisdictional customers. We had cumulative deferred revenue of approximately $27.3 million, consistent with the ALJ's initial decision, which was refunded to wholesale and choice customers in June 2016 in accordance with the FERC order.

In June 2016, we filed a petition for review of the FERC's May 2016 order with the United States Circuit Court of Appeals for the District of Columbia Circuit (D.C. Circuit). A hearing was held on December 1, 2017. We expect a decision in this matter by the end of the second quarter of 2018.

(4) Regulatory Assets and Liabilities

We prepare our Consolidated Financial Statements in accordance with the provisions of ASC 980, as discussed in Note 2 - Significant Accounting Policies. Pursuant to this guidance, certain expenses and credits, normally reflected in income as incurred, are deferred and recognized when included in rates and recovered from or refunded to customers. Regulatory assets and liabilities are recorded based on management's assessment that it is probable that a cost will be recovered or that an obligation has been incurred. Accordingly, we have recorded the following major classifications of regulatory assets and liabilities that will be recognized in expenses and revenues in future periods when the matching revenues are collected or refunded. Of these regulatory assets and liabilities, energy supply costs are the only items earning a rate of return. The remaining regulatory items have corresponding assets and liabilities that will be paid for or refunded in future periods.

	Note Reference	Remaining Amortization Period	December 31,
			2017	2016
			(in thousands)
Income taxes	12	Plant Lives	$163,605	$411,546
Pension	14	Undetermined	115,504	127,133
Deferred financing costs		Various	37,090	24,810
Employee related benefits	14	Undetermined	17,729	20,256
Supply costs		1 Year	13,398	16,809
State & local taxes & fees		Various	10,896	17,838
Environmental clean-up	18	Various	12,399	13,601
Distribution infrastructure projects		-	—	3,136
Other	—	Various	21,364	17,855
Total Regulatory Assets			$391,985	$652,984
Removal cost	6	Various	$408,451	$386,373
Supply costs		1 Year	10,357	14,041
Gas storage sales		22 Years	9,149	9,569
Deferred revenue	3	1 Year	2,201	5,066
State & local taxes & fees		1 Year	1,520	1,154
Environmental clean-up		Various	1,365	6,383
Total Regulatory Liabilities			$433,043	$422,586

Income Taxes

Tax assets primarily reflect the effects of plant related temporary differences such as flow-through of depreciation, repairs related deductions, removal costs, capitalized interest and contributions in aid of construction that we will recover or refund in future rates. We amortize these amounts as temporary differences reverse. This reflects the estimated impact of the Tax Cuts and Job Acts enacted in December 2017. See Note 12 - Income Taxes for further discussion.

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

Supply Costs

The MPSC, SDPUC and NPSC have authorized the use of electric and natural gas supply cost trackers that enable us to track actual supply costs and either recover the under collection or refund the over collection to our customers. Accordingly, we have recorded a regulatory asset and liability to reflect the future recovery of under collections and refunding of over collections through the ratemaking process. We earn interest on electric and natural gas supply costs under collected, or apply interest in an over collection, of 7.9% and 7.0%, respectively, in Montana; 7.2% and 7.8%, respectively, in South Dakota; and 8.5% for natural gas in Nebraska.

State & Local Taxes & Fees (Montana Property Tax Tracker)

Under Montana law, we are allowed to track the changes in the actual level of state and local taxes and fees and recover the increase in rates, less the amount allocated to FERC jurisdictional customers and net of the related income tax benefit.

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

Montana Distribution System Infrastructure Project (DSIP)

We have an accounting order to defer certain incremental operating and maintenance expenses associated with DSIP. Pursuant to the order, we deferred expenses incurred during 2011 and 2012 as a regulatory asset associated with the phase-in portion of the DSIP. These costs are being amortized into expense over five years, which began in 2013 and concluded in 2017.

Removal Cost

The anticipated costs of removing assets upon retirement are collected from customers in advance of removal activity as a component of depreciation expense. Our depreciation method, including cost of removal, is established by the respective regulatory commissions. Therefore, consistent with this regulated treatment, we reflect this accrual of removal costs for our regulated assets by increasing our regulatory liability. See Note 6 - Asset Retirement Obligations, for further information regarding this item.

Gas Storage Sales

A regulatory liability was established in 2000 and 2001 based on gains on cushion gas sales in Montana. This gain is being flowed to customers over a period that matches the depreciable life of surface facilities that were added to maintain deliverability from the field after the withdrawal of the gas. This regulatory liability is a reduction of rate base.

Deferred Revenue

We have deferred revenue associated with DGGS and Gas Production, which may be subject to refund as we have open regulatory proceedings. See Note 3 - Regulatory Matters, for further information regarding these items.

(5) Property, Plant and Equipment

The following table presents the major classifications of our property, plant and equipment (in thousands):

	Estimated Useful Life	December 31,
		2017	2016
	(years)	(in thousands)
Land, land rights and easements	53 – 96	$148,507	$138,963
Building and improvements	27 – 64	242,038	225,003
Transmission, distribution, and storage	15 – 85	3,163,463	2,933,788
Generation	25 – 50	1,187,346	1,167,525
Plant acquisition adjustment	25 – 50	685,417	685,417
Other	2 – 45	521,711	472,264
Construction work in process	–—	69,902	116,995
Total property, plant and equipment		6,018,384	5,739,955
Less accumulated depreciation		(1,660,119)	(1,525,063)
Net property, plant and equipment		$4,358,265	$4,214,892

The plant acquisition adjustment balance above includes an amount related to our Beethoven wind project acquired in 2015, our hydro generating assets acquired in 2014, and the inclusion of our interest in Colstrip Unit 4 in rate base in 2009. The acquisition adjustment is being amortized on a straight-line basis over the estimated remaining useful life of each related asset in depreciation expense.

Plant and equipment under capital lease were $17.5 million and $19.3 million as of December 31, 2017 and 2016, respectively, which included $17.1 million and $19.1 million as of December 31, 2017 and 2016, respectively, related to a long-term power supply contract with the owners of a natural gas fired peaking plant, which has been accounted for as a capital lease.

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

Information relating to our ownership interest in these facilities is as follows (in thousands):

	Big Stone (SD)	Neal #4 (IA)	Coyote (ND)	Colstrip Unit 4 (MT)
December 31, 2017
Ownership percentages	23.4%	8.7%	10.0%	30.0%
Plant in service	$153,682	$60,859	$49,968	$307,712
Accumulated depreciation	40,706	30,446	37,605	85,481
December 31, 2016
Ownership percentages	23.4%	8.7%	10.0%	30.0%
Plant in service	$153,623	$60,491	$50,802	$297,289
Accumulated depreciation	38,894	29,235	37,099	77,513

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

Our AROs relate to the reclamation and removal costs at our jointly-owned coal-fired generation facilities, Department of Transportation requirements to cut, purge and cap retired natural gas pipeline segments, and our obligation to plug and abandon oil and gas wells at the end of their life. The following table presents the change in our gross conditional ARO (in thousands):

	December 31,
	2017	2016
Liability at January 1,	$39,402	$35,532
Accretion expense	2,062	1,885
Liabilities incurred	—	164
Liabilities settled	(61)	—
Revisions to cash flows	(2,117)	1,821
Liability at December 31,	$39,286	$39,402

In addition, we have identified removal liabilities related to our electric and natural gas transmission and distribution assets that have been installed on easements over property not owned by us. The easements are generally perpetual and only require remediation action upon abandonment or cessation of use of the property for the specified purpose. The ARO liability is not estimable for such easements as we intend to utilize these properties indefinitely. In the event we decide to abandon or cease the use of a particular easement, an ARO liability would be recorded at that time. We also identified AROs associated with our hydroelectric generating facilities; however, due to the indeterminate removal date, the fair value of the associated liabilities currently cannot be estimated and no amounts are recognized in the Consolidated Financial Statements.

We collect removal costs in rates for certain transmission and distribution assets that do not have associated AROs. Generally, the accrual of future non-ARO removal obligations is not required; however, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. The recorded amounts of costs collected from customers through depreciation rates are classified as a regulatory liability in recognition of the fact that we have collected these amounts that will be used in the future to fund asset retirement costs and do not represent legal retirement obligations. See Note 4 - Regulatory Assets and Liabilities for removal costs recorded as regulatory liabilities on the Consolidated Balance Sheets as of December 31, 2017 and 2016.

(7) Goodwill

We completed our annual goodwill impairment test as of April 1, 2017 and no impairment was identified. We calculate the fair value of our reporting units by considering various factors, including valuation studies based primarily on a discounted cash flow analysis, with published industry valuations and market data as supporting information. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in our service territory, regulatory stability, and commodity prices (where appropriate), as well as other factors that affect our revenue, expense and capital expenditure projections.

Goodwill by segment is as follows (in thousands):

	December 31,
	2017	2016
Electric	$243,558	$243,558
Natural gas	114,028	114,028
Total Goodwill	$357,586	$357,586

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

Normal Purchases and Normal Sales

We have applied the NPNS scope exception to our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no unrealized amounts recorded in the Consolidated Financial Statements at December 31, 2017 and 2016. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

Cash Flow Hedges	Location of Amount Reclassified from AOCL to Income	Amount Reclassified from AOCL into Income during the Year Ended December 31, 2017
Interest rate contracts	Interest Expense	$613

A pre-tax loss of approximately $16.5 million is remaining in AOCL as of December 31, 2017, and we expect to reclassify approximately $0.6 million of pre-tax losses from AOCL into interest expense during the next twelve months. These amounts relate to terminated swaps.

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

We classify assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. Due to the short-term nature of cash and cash equivalents, accounts receivable, net, accounts payable, and short-term borrowings, the carrying amount of each such items approximate fair value. The table below sets forth by level within the fair value hierarchy the gross components of our assets and liabilities measured at fair value on a recurring basis. NPNS transactions are not included in the fair values by source table as they are not recorded at fair value. See Note 8 - Risk Management and Hedging Activities for further discussion.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels for the periods presented.

December 31, 2017	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
Restricted cash	$2,648	$—	$—	$—	$2,648
Rabbi trust investments	28,135	—	—	—	28,135
Total	$30,783	$—	$—	$—	$30,783

December 31, 2016
Restricted cash	$4,164	$—	$—	$—	$4,164
Rabbi trust investments	25,064	—	—	—	25,064
Total	$29,228	$—	$—	$—	$29,228

Restricted cash represents amounts held in money market mutual funds. Rabbi trust investments represent assets held for non-qualified deferred compensation plans, which consist of our common stock and actively traded mutual funds with quoted prices in active markets.

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$1,793,416	$1,901,915	$1,793,338	$1,852,052

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

(10) Short-Term Borrowings and Credit Arrangements

Short-Term Borrowings

Short-term borrowings and the corresponding weighted average interest rates as of December 31 were as follows (dollars in millions):

	2017		2016
Short-Term Debt	Balance	Interest Rate	Balance	Interest Rate
Commercial Paper	$319.6	1.75%	$300.8	1.07%

The following information relates to commercial paper for the years ended December 31 (dollars in millions):

	2017	2016
Maximum short-term debt outstanding	$332.5	$300.8
Average short-term debt outstanding	$251.7	$210.7
Weighted-average interest rate	1.35%	0.86%

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

Unsecured Revolving Line of Credit

On December 12, 2016, we amended and restated our existing revolving credit facility to, among other things, increase the size of the facility to $400 million (from $350 million) and extend the maturity date to December 12, 2021 (from November 5, 2018). We retained an accordion feature that allows us to increase the size to $450 million with the consent of the lenders. The facility does not amortize and is unsecured. The facility bears interest at the lower of prime or available rates tied to the Eurodollar rate plus a credit spread, ranging from 0.875% to 1.75%. A total of eight banks participate in the facility, with no one bank providing more than 16% of the total availability. There were no direct borrowings or letters of credit outstanding as of December 31, 2017. Commitment fees for the unsecured revolving line of credit were $0.5 million and $0.4 million for the years ended December 31, 2017 and 2016.

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

(11) Long-Term Debt and Capital Leases

Long-term debt and capital leases consisted of the following (in thousands):

		December 31,
	Due	2017	2016
Unsecured Debt:
Unsecured Revolving Line of Credit	2021	$—	$—
Secured Debt:
Mortgage bonds—
South Dakota—5.01%	2025	64,000	64,000
South Dakota—4.15%	2042	30,000	30,000
South Dakota—4.30%	2052	20,000	20,000
South Dakota—4.85%	2043	50,000	50,000
South Dakota—4.22%	2044	30,000	30,000
South Dakota—4.26%	2040	70,000	70,000
South Dakota—2.80%	2026	60,000	60,000
South Dakota—2.66%	2026	45,000	45,000
Montana—6.34%	2019	—	250,000
Montana—5.71%	2039	55,000	55,000
Montana—5.01%	2025	161,000	161,000
Montana—4.15%	2042	60,000	60,000
Montana—4.30%	2052	40,000	40,000
Montana—4.85%	2043	15,000	15,000
Montana—3.99%	2028	35,000	35,000
Montana—4.176%	2044	450,000	450,000
Montana—3.11%	2025	75,000	75,000
Montana—4.11%	2045	125,000	125,000
Montana—4.03%	2047	250,000	—
Pollution control obligations—
Montana—2.00%	2023	144,660	144,660
Other Long Term Debt:
New Market Tax Credit Financing—1.146%	2046	26,977	26,977
Discount on Notes and Bonds and Debt Issuance Costs, Net	—	(13,221)	(13,299)
		$1,793,416	$1,793,338
Less current maturities		—	—
Total Long-Term Debt		$1,793,416	$1,793,338

Capital Leases:
Total Capital Leases	Various	$24,346	$26,325
Less current maturities		(2,133)	(1,979)
Total Long-Term Capital Leases		$22,213	$24,346

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

In November 2017, we issued $250 million aggregate principal amount of Montana First Mortgage Bonds, at a fixed interest rate of 4.03% maturing in 2047. The bonds are secured by our electric and natural gas assets in Montana. The bonds were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were used to redeem our 6.34%, $250 million of Montana First Mortgage Bonds due 2019.

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

As of December 31, 2017, we are in compliance with our financial debt covenants.

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

Maturities of Long-Term Debt

The aggregate minimum principal maturities of long-term debt and capital leases, during the next five years are $2.1 million in 2018, $2.3 million in 2019, $2.5 million in 2020, $2.7 million in 2021 and $2.9 million in 2022.

(12) Income Taxes

Income tax expense (benefit) is comprised of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Federal
Current	$806	$723	$(3,527)
Deferred	17,378	(2,054)	33,031
Investment tax credits	166	(196)	(232)
State
Current	33	10	(90)
Deferred	(5,015)	(6,130)	855
Income Tax Expense (Benefit)	$13,368	$(7,647)	$30,037

The following table reconciles our effective income tax rate to the federal statutory rate:

	Year Ended December 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal provisions	(1.9)	(2.4)	0.1
Flow-through repairs deductions	(17.3)	(26.3)	(13.3)
Production tax credits	(6.3)	(7.0)	(3.2)
Plant and depreciation of flow through items	(1.3)	(2.9)	(1.6)
Share-based compensation	(0.2)	(1.1)	—
Prior year permanent return to accrual adjustments	(0.3)	(0.1)	0.1
Other, net	(0.1)	(0.1)	(0.5)
Effective tax rate	7.6%	(4.9)%	16.6%

The following table summarizes the significant differences in income tax expense (benefit) based on the differences between our effective tax rate and the federal statutory rate (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income Before Income Taxes	176,071	156,525	181,246

Income tax calculated at 35% federal statutory rate	61,625	54,784	63,436

Permanent or flow through adjustments:
State tax income, net of federal provisions	(3,258)	(3,714)	301
Flow-through repairs deductions	(30,490)	(41,111)	(24,079)
Production tax credits	(11,032)	(10,941)	(5,721)
Plant and depreciation of flow through items	(2,208)	(4,604)	(2,893)
Share-based compensation	(363)	(1,646)	—
Prior year permanent return to accrual adjustments	(629)	(128)	207
Other, net	(277)	(287)	(1,214)
	(48,257)	(62,431)	(33,399)

Income Tax Expense (Benefit)	13,368	(7,647)	30,037

During the twelve months ended December 31, 2016, we recorded an income tax benefit of approximately $17.0 million due to the adoption of a tax accounting method change related to the costs to repair generation assets, which allowed us to take a current tax deduction for a significant amount of repair costs that were previously capitalized for tax purposes. Approximately $12.5 million of this deduction related to 2015 and prior tax years. This is reflected in the flow-through repairs deductions line due to the regulatory treatment.

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, which enacts significant changes to U.S. tax and related laws. The primary impact to us is a reduction of the federal corporate income tax rate from 35% to 21% effective January 1, 2018. We revalued our net deferred tax liability as of December 31, 2017 based on the reduction in the overall future tax impact expected to be realized at the lower tax rate. This resulted in a reduction in our net deferred tax liability of approximately $321 million, which was offset in regulatory assets and liabilities.

Our effective tax rate typically differs from the federal statutory tax rate primarily due to the regulatory impact of flowing through the federal and state tax benefit of repairs deductions, state tax benefit of accelerated tax depreciation deductions (including bonus depreciation when applicable) and production tax credits. The lower statutory tax rate will reduce the impact of these deductions. The regulatory accounting treatment of these deductions requires immediate income recognition for temporary tax differences of this type, which is referred to as the flow-through method. When the flow-through method of accounting for temporary differences is reflected in regulated revenues, we record deferred income taxes and establish related regulatory assets and liabilities.

The components of the net deferred income tax liability recognized in our Consolidated Balance Sheets are related to the following temporary differences (in thousands):

	December 31,
	2017	2016
NOL carryforward	$68,840	$72,964
Production tax credit	28,067	17,034
Pension / postretirement benefits	26,887	45,847
AMT credit carryforward	13,599	13,599
Compensation accruals	12,113	18,715
Customer advances	11,949	15,837
Unbilled revenue	5,944	12,743
Environmental liability	5,821	9,698
Interest rate hedges	4,323	7,192
Reserves and accruals	1,126	1,121
Property taxes	432	3,767
QF obligations	234	1,025
Regulatory liabilities	114	2,290
Other, net	1,138	3,173
Deferred Tax Asset	180,587	225,005
Excess tax depreciation	(356,938)	(459,588)
Goodwill amortization	(117,971)	(168,165)
Flow through depreciation	(45,998)	(160,604)
Regulatory assets	(409)	(12,230)
Deferred Tax Liability	(521,316)	(800,587)
Deferred Tax Liability, net	$(340,729)	$(575,582)

The revaluation of deferred income taxes reflects our estimate of the impact of the Tax Cuts and Jobs Act. We will continue to evaluate subsequent regulations and interpretations and assumptions made, which could materially change our estimate. Deferred income taxes relate primarily to the difference between book and tax methods of depreciating property, amortizing tax-deductible goodwill, the difference in the recognition of revenues and expenses for book and tax purposes, certain natural gas and electric costs which are deferred for book purposes but expensed currently for tax purposes, and NOL carry forwards. We have elected under Internal Revenue Code Section 46(f)(2) to defer investment tax credit benefits and amortize them against expense and customer billing rates over the book life of the underlying plant.

At December 31, 2017 we estimate our total federal NOL carryforward to be approximately $420.8 million prior to consideration of unrecognized tax benefits. If unused, our federal NOL carryforwards will expire as follows: $105.2 million in 2031; $13.3 million in 2033; $73.3 million in 2034; $174.6 million in 2036 and $54.4 million in 2037. We estimate our state NOL carryforward as of December 31, 2017 is approximately $315.7 million. If unused, our state NOL carryforwards will expire as follows: $67.0 million in 2018; $10.5 million in 2020; $58.3 million in 2021; $135.9 million in 2023 and $44.0 million in 2024. We believe it is more likely than not that sufficient taxable income will be generated to utilize these NOL carryforwards.

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The change in unrecognized tax benefits is as follows (in thousands):

	2017	2016	2015
Unrecognized Tax Benefits at January 1	$88,429	$92,387	$95,929
Gross increases - tax positions in prior period	—	—	44
Gross decreases - tax positions in prior period	(22,973)	—	(2,903)
Gross increases - tax positions in current period	—	—	494
Gross decreases - tax positions in current period	(7,983)	(3,958)	(1,177)
Lapse of statute of limitations	—	—	—
Unrecognized Tax Benefits at December 31	$57,473	$88,429	$92,387

The reduction in unrecognized tax benefits during the twelve months ended December 31, 2017 reflects the effect of the lower statutory rate in the Tax Cuts and Jobs Act. Our unrecognized tax benefits include approximately $47.8 million and $66.5 million related to tax positions as of December 31, 2017 and 2016, respectively that, if recognized, would impact our annual effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2017 and 2016, we recognized $0.8 million and $0.7 million, respectively, of expense for interest and penalties in the Consolidated Statements of Income. As of December 31, 2017 and 2016, we had $1.5 million and $0.7 million, respectively, of interest accrued in the Consolidated Balance Sheets.

Our federal tax returns from 2000 forward remain subject to examination by the IRS.

(13) Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	December 31,
	2017			2016			2015
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Foreign currency translation adjustment	$(202)	$—	$(202)	$25	—	$25	$558	$—	$558
Reclassification of net losses (gains) on derivative instruments	613	(242)	371	(2,169)	831	(1,338)	(1,125)	427	(698)
Postretirement medical liability adjustment	1,257	(484)	773	317	(122)	195	504	(194)	310
Other comprehensive income (loss)	$1,668	$(726)	$942	$(1,827)	$709	$(1,118)	$(63)	$233	$170

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Consolidated Balance Sheets are as follows, net of tax (in thousands):

	December 31,
	2017	2016
Foreign currency translation	$1,178	$1,380
Derivative instruments designated as cash flow hedges	(9,981)	(10,352)
Postretirement medical plans	31	(742)
Accumulated other comprehensive loss	$(8,772)	$(9,714)

The following table displays the changes in AOCL by component, net of tax (in thousands):

		December 31, 2017
		Year Ended
	Affected Line Item in the Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,352)	$(742)	$1,380	$(9,714)
Other comprehensive income before reclassifications		—	—	(202)	(202)
Amounts reclassified from AOCL	Interest Expense	371	—	—	371
Amounts reclassified from AOCL		—	773	—	773
Net current-period other comprehensive income (loss)		371	773	(202)	942
Ending Balance		$(9,981)	$31	$1,178	$(8,772)

		December 31, 2016
		Year Ended
	Affected Line Item in the Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,014)	$(937)	$1,355	$(8,596)
Other comprehensive income before reclassifications		—	—	25	25
Amounts reclassified from AOCL	Interest Expense	(1,338)	—	—	(1,338)
Amounts reclassified from AOCL		—	195	—	195
Net current-period other comprehensive (loss) income		(1,338)	195	25	(1,118)
Ending Balance		$(10,352)	$(742)	$1,380	$(9,714)

(14) Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. The pension plan for our South Dakota and Nebraska employees is referred to as the NorthWestern Corporation plan, and the pension plan for our Montana employees is referred to as the NorthWestern Energy plan. We utilize a number of accounting mechanisms that reduce the volatility of reported pension costs. Differences between actuarial assumptions and actual plan results are deferred and are recognized into earnings only when the accumulated differences exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. The Plan’s funded status is recognized as an asset or liability in our Consolidated Financial Statements. See Note 4 - Regulatory Assets and Liabilities, for further discussion on how these costs are recovered through rates charged to our customers.

Benefit Obligation and Funded Status

Following is a reconciliation of the changes in plan benefit obligations and fair value of plan assets, and a statement of the funded status (in thousands):

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2017	2016	2017	2016
Change in benefit obligation:
Obligation at beginning of period	$646,032	$628,883	$26,217	$28,652
Service cost	10,994	11,759	456	492
Interest cost	25,633	26,210	715	795
Actuarial loss (gain)	41,719	7,006	(1,884)	(71)
Settlements	—	—	390	390
Benefits paid	(27,582)	(27,826)	(2,973)	(4,041)
Benefit Obligation at End of Period	$696,796	$646,032	$22,921	$26,217
Change in Fair Value of Plan Assets:
Fair value of plan assets at beginning of period	$524,637	$500,044	$18,605	$17,972
Return on plan assets	80,253	39,719	2,690	1,277
Employer contributions	9,200	12,700	2,058	3,397
Benefits paid	(27,582)	(27,826)	(2,973)	(4,041)
Fair value of plan assets at end of period	$586,508	$524,637	$20,380	$18,605
Funded Status	$(110,288)	$(121,395)	$(2,541)	$(7,612)

Amounts Recognized in the Balance Sheet Consist of:
Noncurrent asset	2,535	—	5,061	—
Total Assets	2,535	—	5,061	—
Current liability	—	—	(3,353)	(1,789)
Noncurrent liability	(112,823)	(121,395)	(4,249)	(5,823)
Total Liabilities	(112,823)	(121,395)	(7,602)	(7,612)
Net amount recognized	$(110,288)	$(121,395)	$(2,541)	$(7,612)

Amounts Recognized in Regulatory Assets Consist of:
Prior service (cost) credit	(4)	(9)	9,955	11,988
Net actuarial loss	(105,545)	(127,953)	(1,735)	(4,739)
Amounts recognized in AOCL consist of:
Prior service cost	—	—	(698)	(849)
Net actuarial gain	—	—	1,079	38
Total	$(105,549)	$(127,962)	$8,601	$6,438

The total projected benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were as follows (in millions):

	Pension Benefits
	December 31,
	2017	2016
Projected benefit obligation	$634.4	$646.0
Accumulated benefit obligation	634.4	643.6
Fair value of plan assets	522.7	524.6
 ____________________
As of December 31, 2017, the fair value of the NorthWestern Corporation pension plan assets exceed the total projected and accumulated benefit obligation and are therefore excluded from this table.

Net Periodic Cost (Credit)

The components of the net costs (credits) for our pension and other postretirement plans are as follows (in thousands):

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
	2017	2016	2015	2017	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$10,994	$11,759	$12,362	$456	$492	$526
Interest cost	25,633	26,210	26,174	715	795	786
Expected return on plan assets	(23,964)	(28,248)	(31,561)	(846)	(1,042)	(969)
Amortization of prior service cost (credit)	4	246	246	(1,882)	(1,882)	(1,882)
Recognized actuarial loss	7,837	9,888	10,634	318	315	385
Settlement loss recognized	—	—	—	390	390	390
Net Periodic Benefit Cost (Credit)	$20,504	$19,855	$17,855	$(849)	$(932)	$(764)

For purposes of calculating the expected return on pension plan assets, the market-related value of assets is used, which is based upon fair value. The difference between actual plan asset returns and estimated plan asset returns are amortized equally over a period not to exceed five years.

We estimate amortizations from regulatory assets into net periodic benefit cost during 2018 will be as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior service credit (cost)	$(4)	$1,882
Accumulated loss	(4,286)	78

Actuarial Assumptions

The measurement dates used to determine pension and other postretirement benefit measurements for the plans are December 31, 2017 and 2016. The actuarial assumptions used to compute net periodic pension cost and postretirement benefit cost are based upon information available as of the beginning of the year, specifically, market interest rates, past experience and management's best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. In computing future costs and obligations, we must make assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rate, expected return on plan assets, and expected future cost increases. Two of these assumptions have the most impact on the level of cost: (1) discount rate and (2) expected rate of return on plan assets.

We set the discount rate using a yield curve analysis. This analysis includes constructing a hypothetical bond portfolio whose cash flow from coupons and maturities matches the year-by-year, projected benefit cash flow from our plans. The decrease in discount rate during 2017 increased our projected benefit obligation by approximately $43.6 million.

In determining the expected long-term rate of return on plan assets, we review historical returns, the future expectations for returns for each asset class weighted by the target asset allocation of the pension and postretirement portfolios, and long-term inflation assumptions. Based on the target asset allocation for our pension assets and future expectations for asset returns, we increased our long term rate of return on assets assumption for NorthWestern Energy Pension Plan to 4.97% and decreased our assumption on the NorthWestern Corporation Pension Plan to 4.47% for 2018.

The weighted-average assumptions used in calculating the preceding information are as follows:

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
	2017	2016	2015	2017	2016	2015
Discount rate	3.50-3.60%	3.95-4.10%	4.15-4.30%	3.20-3.30%	3.40-3.55%	3.60-3.75%
Expected rate of return on assets	4.70	5.80	5.80	4.70	5.80	5.80
Long-term rate of increase in compensation levels (nonunion)	2.89	3.28	3.58	2.89	3.28	3.58
Long-term rate of increase in compensation levels (union)	2.03	3.20	3.50	2.03	3.20	3.50

The postretirement benefit obligation is calculated assuming that health care costs increase by a 5.00% fixed rate. The company contribution toward the premium cost is capped, therefore future health care cost trend rates are expected to have a minimal impact on company costs and the accumulated postretirement benefit obligation.

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

	NorthWestern Energy Pension		NorthWestern Corporation Pension		NorthWestern Energy Health and Welfare
	December 31,		December 31,		December 31,
	2017	2016	2017	2016	2017	2016
Domestic debt securities	55.0%	55.0%	70.0%	65.0%	40.0%	40.0%
International debt securities	4.0	5.0	2.5	5.0	—	—
Domestic equity securities	16.5	34.0	11.0	25.0	50.0	50.0
International equity securities	24.5	6.0	16.5	5.0	10.0	10.0

The actual allocation by plan is as follows:

	NorthWestern Energy Pension		NorthWestern Corporation Pension		NorthWestern Energy Health and Welfare
	December 31,		December 31,		December 31,
	2017	2016	2017	2016	2017	2016
Cash and cash equivalents	0.1%	—%	—%	0.1%	1.5%	1.0%
Domestic debt securities	54.5	53.4	70.0	64.4	35.2	37.0
International debt securities	4.0	4.6	2.5	4.4	—	—
Domestic equity securities	16.7	36.0	11.1	26.0	53.4	52.6
International equity securities	24.7	6.0	16.4	5.1	9.9	9.4
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Cash Flows

In accordance with the Pension Protection Act of 2006 (PPA), and the relief provisions of the Worker, Retiree, and Employer Recovery Act of 2008 (WRERA), we are required to meet minimum funding levels in order to avoid required contributions and benefit restrictions. We have elected to use asset smoothing provided by the WRERA, which allows the use of asset averaging, including expected returns (subject to certain limitations), for a 24-month period in the determination of funding requirements. We expect to continue to make contributions to the pension plans in 2018 and future years that reflect the minimum requirements and discretionary amounts consistent with the amounts recovered in rates. Additional legislative or regulatory measures, as well as fluctuations in financial market conditions, may impact our funding requirements.

Due to the regulatory treatment of pension costs in Montana, pension expense for 2017, 2016 and 2015 was based on actual contributions to the plan. Annual contributions to each of the pension plans are as follows (in thousands):

	2017	2016	2015
NorthWestern Energy Pension Plan (MT)	$8,000	$11,500	$9,000
NorthWestern Corporation Pension Plan (SD and NE)	1,200	1,200	1,200
	$9,200	$12,700	$10,200

We estimate the plans will make future benefit payments to participants as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
2018	$30,326	$3,353
2019	31,721	2,927
2020	33,452	2,714
2021	34,703	2,502
2022	35,997	2,254
2023-2027	200,820	7,607

Defined Contribution Plan

Our defined contribution plan permits employees to defer receipt of compensation as provided in Section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to direct a percentage of their gross compensation to be contributed to the plan. We contribute various percentage amounts of the employee's gross compensation contributed to the plan. Matching contributions for the year ended December 31, 2017, 2016 and 2015 were $10.0 million, $9.8 million, and $9.5 million.

(15) Stock-Based Compensation

We grant stock-based awards through our Amended and Restated Equity Compensation Plan (ECP), which includes restricted stock awards and performance share awards. In 2014, an additional 600,000 shares of common stock were authorized by the shareholders for issuance under the ECP. As of December 31, 2017, there were 822,695 shares of common stock remaining available for grants. The remaining vesting period for awards previously granted ranges from one to five years if the service and/or performance requirements are met. Nonvested shares do not receive dividend distributions. The long-term incentive plan provides for accelerated vesting in the event of a change in control.

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

	2017	2016
Risk-free interest rate	1.50%	0.85%
Expected life, in years	3	3
Expected volatility	17.0% to 22.7%	17.1% to 22.1%
Dividend yield	3.7%	3.4%

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

A summary of nonvested shares as of and changes during the year ended December 31, 2017, are as follows:

	Performance Unit Awards
	Shares	Weighted-Average Grant-Date Fair Value
Beginning nonvested grants	175,257	$46.35
Granted	93,108	47.99
Vested	(87,438)	42.47
Forfeited	(5,459)	47.60
Remaining nonvested grants	175,468	$49.11

We recognized compensation expense of $3.9 million, $5.3 million, and $4.4 million for the years ended December 31, 2017, 2016, and 2015, respectively, and a related income tax expense of $0.4 million, $1.8 million, and $1.8 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, we had $5.5 million of unrecognized compensation cost related to the nonvested portion of outstanding awards, which is reflected as nonvested stock as a portion of additional paid in capital in our Statements of Common Shareholders' Equity. The cost is expected to be recognized over a weighted-average period of 2 years. The total fair value of shares vested was $3.7 million, $3.5 million, and $2.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

A summary of nonvested shares as of and changes during the year ended December 31, 2017, are as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Beginning nonvested grants	62,591	$41.14
Granted	13,394	52.20
Vested	(8,445)	27.42
Forfeited	—	—
Remaining nonvested grants	67,540	$43.09

Director's Deferred Compensation

Nonemployee directors may elect to defer up to 100% of any qualified compensation that would be otherwise payable to him or her, subject to compliance with our 2005 Deferred Compensation Plan for Nonemployee Directors and Section 409A of the Internal Revenue Code. The deferred compensation may be invested in NorthWestern stock or in designated investment funds. Compensation deferred in a particular month is recorded as a deferred stock unit (DSU) on the first of the following month based on the closing price of NorthWestern stock or the designated investment fund. The DSUs are marked-to-market on a quarterly basis with an adjustment to director’s compensation expense. Based on the election of the nonemployee director, following separation from service on the Board, other than on account of death, he or she shall be paid a distribution either in a lump sum or in approximately equal installments over a designated number of years (not to exceed 10 years). During the years ended December 31, 2017, 2016 and 2015, DSUs issued to members of our Board totaled 54,920, 28,338 and 35,030, respectively. Total compensation expense attributable to the DSUs during the years ended December 31, 2017, 2016 and 2015 was approximately $2.9 million, $2.4 million and $1.3 million, respectively.

(16) Common Stock

We have 250,000,000 shares authorized consisting of 200,000,000 shares of common stock with a $0.01 par value and 50,000,000 shares of preferred stock with a $0.01 par value. Of these shares, 2,865,957 shares of common stock are reserved for the incentive plan awards. For further detail of grants under this plan see Note 15 - Stock-Based Compensation.

In September 2017, we entered into an Equity Distribution Agreement with Merrill Lynch, Pierce, Fenner, & Smith, Incorporated and J. P. Morgan Securities LLC, collectively the sales agents, pursuant to which we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $100 million. During 2017, we sold 888,938 shares of our common stock at an average price of $61.30 per share. Proceeds received were approximately $53.7 million, which are net of sales commissions paid of approximately $0.8 million and other fees. During the three months ended December 31, 2017, we issued 805,169 shares at an average price of $61.48, for net proceeds of $48.9 million, which is net of sales commissions of approximately $0.6 million and other fees.

Repurchase of Common Stock

Shares tendered by employees to us to satisfy the employees' tax withholding obligations in connection with the vesting of restricted stock awards totaled 34,208 and 49,514 during the years ended December 31, 2017 and 2016, respectively, and are reflected in treasury stock. These shares were credited to treasury stock based on their fair market value on the vesting date.

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

	December 31,
	2017	2016
Basic computation	48,557,599	48,298,896
Dilutive effect of
Performance and restricted share awards (1)	97,722	176,166
Diluted computation	48,655,321	48,475,062
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

(18) Commitments and Contingencies

Qualifying Facilities Liability

Our QF liability primarily consists of unrecoverable costs associated with three contracts covered under the PURPA. These contracts require us to purchase minimum amounts of energy at prices ranging from $61 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these contracts is approximately $807.4 million through 2029. A portion of the costs incurred to purchase this energy is recoverable through rates, totaling approximately $625.6 million through 2029. The present value of the remaining liability is recorded in other noncurrent liabilities in our Consolidated Balance Sheets. The following summarizes the change in the liability (in thousands):

	December 31,
	2017	2016
Beginning QF liability	$134,324	$138,310
Unrecovered amount	(12,009)	(14,829)
Interest expense	10,471	10,843
Ending QF liability	$132,786	$134,324

The following summarizes the estimated gross contractual obligation less amounts recoverable through rates (in thousands):

	Gross Obligation	Recoverable Amounts	Net
2018	76,703	58,401	18,302
2019	78,836	59,020	19,816
2020	80,984	59,647	21,337
2021	82,941	60,136	22,805
2022	84,948	60,639	24,309
Thereafter	403,009	327,773	75,236
Total	$807,421	$625,616	$181,805

Long Term Supply and Capacity Purchase Obligations

We have entered into various commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 26 years. Costs incurred under these contracts are included in Cost of Sales in the Consolidated Statements of Income and were approximately $228.4 million, $216.8 million and $241.6 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, our commitments under these contracts are $190.6 million in 2018, $179.0 million in 2019, $134.8 million in 2020, $113.9 million in 2021, $116.0 million in 2022, and $1.3 billion thereafter. These commitments are not reflected in our Consolidated Financial Statements.

Hydroelectric License Commitments

With the Hydro Transaction, we assumed two Memoranda of Understanding (MOUs) existing with state, federal and private entities. The MOUs are periodically updated and renewed and require us to implement plans to mitigate the impact of the projects on fish, wildlife and their habitats, and to increase recreational opportunities. The MOUs were created to maximize collaboration between the parties and enhance the possibility to receive matching funds from relevant federal agencies. Under these MOUs, we have a remaining commitment to spend approximately $20.0 million between 2018 and 2040. These commitments are not reflected in our Consolidated Financial Statements.

ENVIRONMENTAL LIABILITIES AND REGULATION

  Environmental Matters

The operation of electric generating, transmission and distribution facilities, and gas gathering, storage, transportation and distribution facilities, along with the development (involving site selection, environmental assessments, and permitting) and construction of these assets, are subject to extensive federal, state, and local environmental and land use laws and regulations. Our activities involve compliance with diverse laws and regulations that address emissions and impacts to the environment, including air and water, protection of natural resources, avian and wildlife. We monitor federal, state, and local environmental initiatives to determine potential impacts on our financial results. As new laws or regulations are implemented, our policy is to assess their applicability and implement the necessary modifications to our facilities or their operation to maintain ongoing compliance.

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, the majority of our environmental reserve relates to the remediation of former manufactured gas plant sites owned by us and is estimated to range between $26.7 million to $31.2 million. As of December 31, 2017, we have a reserve of approximately $30.3 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $23.5 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies, implementing remedial actions pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources, and conducting ongoing monitoring and operation and maintenance activities. As of December 31, 2017, the reserve for remediation costs at this site is approximately $9.6 million, and we estimate that approximately $4.6 million of this amount will be incurred during the next five years.

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

In addition, we own or have responsibility for sites in Butte, Missoula and Helena, Montana on which former manufactured gas plants were located. The Butte and Helena sites, both listed as high priority sites on Montana's state superfund list, were placed into the Montana Department of Environmental Quality (MDEQ) voluntary remediation program for cleanup due to soil and groundwater impacts. Soil and coal tar were removed at the sites in accordance with the MDEQ requirements. Groundwater monitoring is conducted semiannually at both sites. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of additional remedial actions and/or investigations, if any, at the Butte site. In August 2016, the MDEQ sent us a Notice of Potential Liability and Request for Remedial Action regarding the Helena site. In September 2017, we submitted a Draft Remedial Investigation Work Plan for the Helena site, based on the request of the MDEQ. Comments from the MDEQ are expected in the first quarter of 2018.

An investigation conducted at the Missoula site did not require remediation activities, but required preparation of a groundwater monitoring plan. Monitoring wells have been installed and groundwater is monitored semiannually. At the request of Missoula Valley Water Quality District (MVWQD), a draft risk assessment was prepared for the Missoula site and presented to the MVWQD. We and the MVWQD agreed additional site investigation work is appropriate. Analytical results from an October 2016 sampling exceeded the Montana Maximum Contaminant Level for benzene and/or total cyanide in certain monitoring wells. These results were forwarded to MVWQD which shared the same with the MDEQ. MDEQ requested that MVWQD file a formal complaint with MDEQ's Enforcement Division, which MVWQD filed in July 2017. This is expected to prompt MDEQ to reevaluate its position concerning listing the Missoula site on the State of Montana's superfund list. New landowners purchased a portion of the Missoula site using funding provided by a third party. The terms of the funding require the new landowners to address environmental issues. The new landowners contacted us and we addressed their immediate concerns. After researching historical ownership we have identified another potentially responsible party with whom we have initiated communications regarding the site. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of risk-based remedial action, if any, at the Missoula site.

Global Climate Change - National and international actions have been initiated to address global climate change and the contribution of GHG including, most significantly, carbon dioxide (CO2). These actions include legislative proposals, Executive and Environmental Protection Agency (EPA) actions at the federal level, actions at the state level, and private party litigation relating to GHG emissions. Coal-fired plants have come under particular scrutiny due to their level of GHG emissions. We have joint ownership interests in four coal-fired electric generating plants, all of which are operated by other companies. We are responsible for our proportionate share of the capital and operating costs while being entitled to our proportionate share of the power generated.

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

As a result of the Executive Order review, on October 10, 2017, the EPA proposed to repeal the Clean Power Plan (CPP). Subsequently, the EPA issued an Advance Notice of Proposed Rulemaking, soliciting information on systems of emission reduction that comply with EPA's interpretation of the Clean Air Act, for a possible replacement of the CPP, which was published in the Federal Register on December 28, 2017. The CPP was published in October 2015 and was intended to establish GHG performance standards for existing power plants under Clean Air Act Section 111(d). The CPP established CO2 emission performance standards for existing electric utility steam generating units and natural gas combined cycle units. In its repeal proposal, EPA indicated that it had not yet determined whether it will promulgate a new rule to replace the CPP and the form, if any, such a replacement would take.

Following the issuance of the CPP in October 2015, judicial appeals were filed in the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), including an appeal by us. The United States Supreme Court (Supreme Court) issued a stay pending resolution of the appeals by the D.C. Circuit. The D.C. Circuit filed an order on November 9, 2017, holding the case in abeyance for 60 days. On January 10, 2018, EPA filed a status report requesting the D.C. Circuit continue to hold the case in abeyance pending conclusion of its rulemaking.

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

Future additional environmental requirements could cause us to incur material costs of compliance, increase our costs of procuring electricity, decrease transmission revenue and impact cost recovery. Technology to efficiently capture, remove and/or sequester such GHG emissions may not be available within a timeframe consistent with the implementation of any such requirements. Physical impacts of climate change also may present potential risks for severe weather, such as droughts, fires, floods, ice storms and tornadoes, in the locations where we operate or have interests. These potential risks may impact costs for electric and natural gas supply and maintenance of generation, distribution, and transmission facilities.

Clean Air Act Rules and Associated Emission Control Equipment Expenditures - The EPA has proposed or issued a number of rules under different provisions of the Clean Air Act that could require the installation of emission control equipment at the generation plants in which we have joint ownership.

On January 10, 2017, the EPA published amendments to the requirements under the Clean Air Act for state plans for protection of visibility. Among other things, these amendments revised the process and requirements for the state implementation plans and extended the due date for the next periodic comprehensive regional haze state implementation plan revisions from 2018 to 2021. Therefore, by 2021, Montana, or EPA, must develop a revised plan that demonstrates reasonable progress toward eliminating man-made emissions of visibility impairing pollutants, which could impact Colstrip Unit 4. In March 2017, we filed a Petition for Review of these amendments with the D.C. Circuit, which was consolidated with other petitions challenging the final rule. The EPA has not responded to our petition. On January 19, 2018, EPA advised the D.C. Circuit that it intended to initiate rulemaking to revisit the amendment, and asked that the case be held in abeyance. On January 30, 2018, the D.C. Circuit granted the EPA's request to hold the case in abeyance pending further order of the Court.

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

District Court in Billings, Montana, seeking unspecified compensatory and punitive damages arising from both outages. ExxonMobil claimed property damages and economic losses of approximately $84.9 million to $95.6 million. We reported the refinery's claims and lawsuit to our liability insurance carriers under our liability insurance coverage, which has a $2.0 million per occurrence retention. We also brought third-party complaints against the City of Billings and General Electric International, Inc. alleging that they were responsible in whole or in part for the outages.

Following the completion of fact and expert witness discovery, the parties participated in mediation on November 16, 2017, which resulted in a settlement of all claims. The parties filed a stipulation for dismissal with prejudice, and on December 21, 2017, the court dismissed all claims and third-party claims with prejudice and ordered each party to pay their own costs and fees. Our liability insurance carriers have reimbursed us for the amount of the settlement, less our retention amounts.

Pacific Northwest Solar Litigation

Pacific Northwest Solar, LLC (PNWS) is an Oregon solar QF developer with which we began negotiating in early 2016 to purchase capacity and energy at our avoided cost under the QF-1 option 1(a) standard rates in accordance with PURPA as implemented by the FERC and the MPSC.

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

In November 2016, PNWS sued us in state court seeking unspecified damages for breach of contract and other relief, including a judicial declaration that some or all of the 21 proposed power purchase agreements were in effect. We removed the state lawsuit to the United States District Court for the District of Montana.

On July 19, 2017, we entered into a partial settlement agreement with PNWS that resolved some but not all of PNWS' litigation claims. As a result of that settlement, on August 14, 2017, PNWS amended its original complaint to include four, rather than 21, power purchase agreements.

Currently pending before the United States District Court are our motion to dismiss, our motion for partial summary judgment, and PNWS’s motion for summary judgment on its request for declaratory relief regarding the four power purchase agreements.

We dispute the remaining claims in PNWS’ lawsuit and intend to vigorously defend those claims. This matter is in the initial stages, and we cannot predict an outcome or estimate the amount or range of loss that would result from an adverse outcome in the remaining claims.

State of Montana - Riverbed Rents

On April 1, 2016, the State of Montana (State) filed a complaint on remand (the State's Complaint) with the Montana First Judicial District Court (State District Court), naming us, along with Talen as defendants. The State claims it owns the riverbeds underlying 10 of our hydroelectric facilities (dams, along with reservoirs and tailraces) on the Missouri, Madison and Clark Fork Rivers, and seeks rents for Talen’s and our use and occupancy of such lands. The facilities at issue in the litigation include the Hebgen, Madison, Hauser, Holter, Black Eagle, Rainbow, Cochrane, Ryan, and Morony facilities on the Missouri and Madison Rivers and the Thompson Falls facility on the Clark Fork River. We acquired these facilities from Talen in November 2014.

The litigation has a long prior history, which culminated with a 2012 decision by the United States Supreme Court holding that the Montana Supreme Court erred in not considering a segment-by-segment approach to determine navigability and relying on present day recreational use of the rivers. It also held that what it referred to as the Great Falls Reach "at least from the head of the first waterfall to the foot of the last" was not navigable for title purposes, and thus the State did not own the riverbeds in that segment. The United States Supreme Court remanded the case to the Montana Supreme Court for further proceedings not inconsistent with its opinion. Following the 2012 remand, the case laid dormant for four years until the State's Complaint was filed with the State District Court. On April 20, 2016, we removed the case from State District Court to the United States

District Court for the District of Montana (Federal District Court). The State filed a motion to remand and following briefing and argument, on October 10, 2017, the Federal District Court Judge entered an order denying the State’s motion. As the State's Complaint included a claim that the State owned the riverbeds in the Great Falls Reach, on October 16, 2017, we and Talen renewed our earlier filed motions seeking to dismiss the portion of the State's Complaint concerning the Great Falls Reach in light of the United States Supreme Court’s decision. The motions to dismiss have been fully briefed and are awaiting decision.

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

On October 20, 2017, the Eighth District Court conducted a hearing on the Wilde plaintiffs' application for a preliminary injunction to stop the defendants from the alleged ongoing discrimination that harms development of renewable energy in Montana. At the hearing’s conclusion, the court did not rule on the requested injunction but orally ordered post-hearing briefs. On November 11, 2017, Mr. Wilde died in a farming accident, and the Eighth District Court subsequently issued a stay in the proceeding through February 13, 2018. The plaintiff's attorney has asked for an additional 60-day stay. We have received no indication whether or not Mr. Wilde’s estate or the other plaintiff entities will continue the litigation after the stay expires.

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

Financial data for the business segments for the twelve months ended are as follows (in thousands):

December 31, 2017	Electric	Gas	Other	Eliminations	Total
Operating revenues	$1,037,053	$268,599	$—	$—	$1,305,652
Cost of sales	334,029	76,320	—	—	410,349
Gross margin	703,024	192,279	—	—	895,303
Operating, general and administrative	223,474	81,620	43	—	305,137
Property and other taxes	127,391	35,214	9	—	162,614
Depreciation and depletion	136,556	29,548	33	—	166,137
Operating income (loss)	215,603	45,897	(85)	—	261,415
Interest expense, net	(82,454)	(5,920)	(3,889)	—	(92,263)
Other income, net	3,984	1,985	950	—	6,919
Income tax (expense) benefit	(7,424)	(6,684)	740	—	(13,368)
Net income (loss)	$129,709	$35,278	$(2,284)	$—	$162,703
Total assets	$4,346,484	$1,071,847	$2,586	$—	$5,420,917
Capital expenditures	$226,077	$50,361	$—	$—	$276,438

December 31, 2016	Electric	Gas	Other	Eliminations	Total
Operating revenues	$1,011,595	$245,652	$—	$—	$1,257,247
Cost of sales	332,817	68,156	—	—	400,973
Gross margin	678,778	177,496	—	—	856,274
Operating, general and administrative	216,736	86,713	(556)	—	302,893
Property and other taxes	115,583	32,505	10	—	148,098
Depreciation and depletion	130,236	29,067	33	—	159,336
Operating income	216,223	29,211	513	—	245,947
Interest expense, net	(86,038)	(6,589)	(2,343)	—	(94,970)
Other income, net	3,246	1,329	973	—	5,548
Income tax benefits (expense)	7,392	(1,687)	1,942	—	7,647
Net income	$140,823	$22,264	$1,085	$—	$164,172
Total assets	$4,363,848	$1,129,355	$6,118	$—	$5,499,321
Capital expenditures	$236,014	$51,887	$—	$—	$287,901

December 31, 2015	Electric	Gas	Other	Eliminations	Total
Operating revenues	$944,428	$269,871	$—	$—	$1,214,299
Cost of sales	281,251	91,613	—	—	372,864
Gross margin	663,177	178,258	—	—	841,435
Operating, general and administrative	233,416	84,219	(20,160)	—	297,475
Property and other taxes	104,264	29,168	10	—	133,442
Depreciation and depletion	115,701	28,968	33	—	144,702
Operating income	209,796	35,903	20,117	—	265,816
Interest expense, net	(79,044)	(11,433)	(1,676)	—	(92,153)
Other income, net	6,300	1,821	(538)	—	7,583
Income tax expense	(19,950)	(3,752)	(6,335)	—	(30,037)
Net income	$117,102	$22,539	$11,568	$—	$151,209
Total assets	$4,185,192	$1,072,613	$6,890	$—	$5,264,695
Capital expenditures	$234,451	$49,254	$—	$—	$283,705

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

2017	First	Second	Third	Fourth
Operating revenues	$367,312	$283,859	$309,933	$344,548
Operating income	85,144	43,695	61,546	71,030
Net income	$56,567	$21,830	$36,412	$47,894
Average common shares outstanding	48,386	48,451	48,487	48,902
Income per average common share:
Basic	$1.17	$0.45	$0.75	$0.98
Diluted	$1.17	$0.44	$0.75	$0.98
Dividends per share	$0.525	$0.525	$0.525	$0.525
Stock price:
High	$59.41	$63.86	$61.80	$64.47
Low	55.65	58.16	56.87	56.44
Quarter-end close	58.70	61.02	56.94	59.70

2016	First	Second	Third	Fourth
Operating revenues	$332,539	$293,120	$300,998	$330,590
Operating income	61,933	63,742	56,116	64,156
Net income (1)	$39,867	$35,569	$44,605	$44,131
Average common shares outstanding	48,242	48,309	48,315	48,329
Income per average common share:
Basic	$0.83	$0.74	$0.92	$0.91
Diluted	$0.82	$0.73	$0.92	$0.92
Dividends per share	$0.50	$0.50	$0.50	$0.50
Stock price:
High	$62.22	$63.30	$63.75	$59.13
Low	52.16	55.34	56.18	53.85
Quarter-end close	61.75	63.07	57.53	56.87
 ____________________

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

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

NORTHWESTERN CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance End of Period
Description	(in thousands)
FOR THE YEAR ENDED DECEMBER 31, 2017
RESERVES DEDUCTED FROM APPLICABLE ASSETS
Uncollectible accounts	$2,948	$3,166	$(3,254)	$2,860
FOR THE YEAR ENDED DECEMBER 31, 2016
RESERVES DEDUCTED FROM APPLICABLE ASSETS
Uncollectible accounts	3,999	1,307	(2,358)	2,948
FOR THE YEAR ENDED DECEMBER 31, 2015
RESERVES DEDUCTED FROM APPLICABLE ASSETS
Uncollectible accounts	4,302	2,322	(2,625)	3,999