Form 10-Q
period 2018-03-31
NORTHWESTERN CORP
filed 2018-04-25
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Common Stock, Par Value $0.01
49,475,077 shares outstanding at April 20, 2018

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues
Electric	$238,342	$266,239
Gas	103,160	101,073
Total Revenues	341,502	367,312
Operating Expenses
Cost of sales	96,077	119,817
Operating, general and administrative	74,345	78,334
Property and other taxes	42,813	39,928
Depreciation and depletion	43,755	41,461
Total Operating Expenses	256,990	279,540
Operating Income	84,512	87,772
Interest Expense, net	(22,970)	(23,400)
Other Expense, net	(1,129)	(1,128)
Income Before Income Taxes	60,413	63,244
Income Tax Expense	(1,914)	(6,677)
Net Income	$58,499	$56,567

Average Common Shares Outstanding	49,416	48,386
Basic Earnings per Average Common Share	$1.18	$1.17
Diluted Earnings per Average Common Share	$1.18	$1.17
Dividends Declared per Common Share	$0.55	$0.525

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Net Income	$58,499	$56,567
Other comprehensive income, net of tax:
Foreign currency translation	95	51
Reclassification of net losses on derivative instruments	113	93
Total Other Comprehensive Income	208	144
Comprehensive Income	$58,707	$56,711

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$4,742	$8,473
Restricted cash	6,158	3,556
Accounts receivable, net	170,270	182,282
Inventories	43,714	52,432
Regulatory assets	24,461	37,669
Other	8,689	11,947
Total current assets	258,034	296,359
Property, plant, and equipment, net	4,364,803	4,358,265
Goodwill	357,586	357,586
Regulatory assets	366,383	354,316
Other noncurrent assets	53,612	54,391
Total Assets	$5,400,418	$5,420,917
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	2,173	$2,133
Short-term borrowings	—	319,556
Accounts payable	54,762	85,160
Accrued expenses	251,849	210,047
Regulatory liabilities	17,547	15,342
Total current liabilities	326,331	632,238
Long-term capital leases	21,660	22,213
Long-term debt	2,016,571	1,793,416
Deferred income taxes	354,792	340,729
Noncurrent regulatory liabilities	431,267	417,701
Other noncurrent liabilities	415,174	415,705
Total Liabilities	3,565,795	3,622,002
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 53,051,959 and 49,473,185 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	531	530
Treasury stock at cost	(95,872)	(96,376)
Paid-in capital	1,448,622	1,445,181
Retained earnings	492,049	458,352
Accumulated other comprehensive loss	(10,707)	(8,772)
Total Shareholders' Equity	1,834,623	1,798,915
Total Liabilities and Shareholders' Equity	$5,400,418	$5,420,917

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$58,499	$56,567
Items not affecting cash:
Depreciation and depletion	43,755	41,461
Amortization of debt issue costs, discount and deferred hedge gain	1,171	1,201
Stock-based compensation costs	2,496	2,332
Equity portion of allowance for funds used during construction	(618)	(984)
Loss (gain) on disposition of assets	15	(86)
Deferred income taxes	2,143	5,410
Changes in current assets and liabilities:
Accounts receivable	12,012	17,004
Inventories	8,718	6,929
Other current assets	3,258	2,386
Accounts payable	(21,605)	(15,806)
Accrued expenses	41,802	33,306
Regulatory assets	13,208	17,004
Regulatory liabilities	2,205	(7,330)
Other noncurrent assets	(1,505)	(3,301)
Other noncurrent liabilities	7,474	1,108
Cash Provided by Operating Activities	173,028	157,201
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(52,005)	(51,519)
Proceeds from sale of assets	—	76
Cash Used in Investing Activities	(52,005)	(51,443)
FINANCING ACTIVITIES:
Treasury stock activity	1,574	(872)
Dividends on common stock	(26,945)	(25,194)
Line of credit borrowings	578,000	—
Line of credit repayments	(355,000)	—
Repayments of short-term borrowings, net	(319,556)	(71,910)
Financing costs	(225)	(2)
Cash Used in Financing Activities	(122,152)	(97,978)
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(1,129)	7,780
Cash, Cash Equivalents, and Restricted Cash, beginning of period	12,029	9,505
Cash, Cash Equivalents, and Restricted Cash, end of period	$10,900	$17,285
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$55	$61
Interest	12,172	11,242
Significant non-cash transactions:
Capital expenditures included in accounts payable	7,135	6,788

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except per share data)

	Number of Common Shares	Number of Treasury Shares	Common Stock	Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2016	51,958	3,626	$520	$1,384,271	$(95,769)	$396,919	$(9,714)	$1,676,227

Net income	—	—	—	—	—	56,567	—	56,567
Foreign currency translation adjustment	—	—	—	—	—	—	51	51
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	93	93
Stock-based compensation	127	15	1	2,929	(1,471)	—	—	1,459
Dividends on common stock ($0.525 per share)	—	—	—	—	—	(25,194)	—	(25,194)
Balance at March 31, 2017	52,085	3,641	$521	$1,387,200	$(97,240)	$428,292	$(9,570)	$1,709,203

Balance at December 31, 2017	52,981	3,609	$530	$1,445,181	$(96,376)	$458,352	$(8,772)	$1,798,915

Net income	—	—	—	—	—	58,499	—	58,499
Foreign currency translation adjustment	—	—	—	—	—	—	95	95
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Reclassification of certain tax effects from AOCL	—	—	—	—	—	2,143	(2,143)	—
Stock-based compensation	71	(30)	1	2,485	(669)	—	—	1,817
Issuance of shares	—	—	—	956	1,173	—	—	2,129
Dividends on common stock ($0.55 per share)	—	—	—	—	—	(26,945)	—	(26,945)
Balance at March 31, 2018	53,052	3,579	$531	$1,448,622	$(95,872)	$492,049	$(10,707)	$1,834,623

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to March 31, 2018, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

The Financial Statements included herein have been prepared by NorthWestern, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the condensed disclosures provided are adequate to make the information presented not misleading. Management recommends that these unaudited Financial Statements be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain qualifying co-generation facilities and qualifying small power production facilities (QF). We identified one QF contract that may constitute a VIE. We entered into a 40-year power purchase contract in 1984 with this 35 megawatt (MW) coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per megawatt hour (MWH). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $212.7 million through 2024.

Accounting Standards Adopted

Revenue Recognition - In May 2014, the Financial Accounting Standards Board (FASB) issued accounting guidance on the recognition of revenue from contracts with customers, which supersedes nearly all existing revenue recognition guidance under GAAP. Under the new standard, entities will recognize revenue to depict the transfer of goods and services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from an entity’s contracts with customers.

We adopted this standard as of January 1, 2018, as required, and used the modified retrospective method of adoption, with no material impact on our financial statements or internal controls. We have also elected to utilize certain practical expedients, which allow us to apply the standard to open contracts at the date of adoption and to reflect the aggregate effect of all modifications when identifying performance obligations and allocating the transaction price for contracts modified before the effective date. We completed a comprehensive review of contracts and their associated terms and conditions. Based on this analysis, we did not have a cumulative-effect adjustment to retained earnings at January 1, 2018. See Note 2 - Revenue from Contracts with Customers, for additional disclosures including revenue recognition policies and our disaggregated revenue by segment for each geographical region.

Retirement Benefits - On January 1, 2018, we adopted Accounting Standards Update (ASU) 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, as issued by the FASB. Under this ASU, companies are required to disaggregate the current service cost component from the other components of net periodic benefit cost and present it with other current compensation costs for related employees in the income statement and present the other components elsewhere in the income statement and outside of income from operations. In addition, only the service cost component of net periodic benefit cost is eligible for capitalization.

ASU 2017-07 was applied on a modified retrospective basis for the presentation of the other components of net periodic benefit cost in the Condensed Consolidated Statements of Income. Using the allowed practical expedient, we applied the amounts disclosed in the “Employee Benefit Plans” note to the 2017 Consolidated Financial Statements for the restatement of comparative information. The impact of the adoption of this guidance resulted in the reclassification of the other components of net benefit cost from operating, general, and administrative expense to other expense, net in the Condensed Consolidated Statements of Income. The following table summarizes the adjustments made to conform prior period classifications to the new guidance (in thousands):

	Three Months Ended March 31, 2017
	As Reported	Effect of Accounting Change	As Adjusted

Operating, general and administrative	$80,962	$(2,628)	$78,334
Other Income (Expense), net	1,500	(2,628)	(1,128)

	As Reported	Effect of Accounting Change	As Adjusted
	Year Ended December 31, 2017

Operating, general and administrative	$305,137	$(10,334)	$294,803
Other Income (Expense), net	6,919	(10,334)	(3,415)

	Year Ended December 31, 2016

Operating, general and administrative	$302,893	$(9,030)	$293,863
Other Income (Expense), net	5,548	(9,030)	(3,482)

	Year Ended December 31, 2015

Operating, general and administrative	$297,475	$(6,757)	$290,718
Other Income (Expense), net	7,583	(6,757)	826

ASU 2017-07 was applied prospectively for the capitalization of related costs in assets and did not have a material impact. As a result of application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the current ratemaking treatment.

Statement of Cash Flows - In August 2016, the FASB issued guidance that addresses eight classification issues related to the presentation of cash receipts and cash payments in the statement of cash flows. We adopted this standard as of January 1,

2018, with no material impact to our Condensed Consolidated Statements of Cash Flows, and although the guidance requires retrospective treatment, we did not have any cash receipts or payments during the prior year that needed to be reclassified.

In November 2016, the FASB issued guidance that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this standard as of January 1, 2018 with retrospective application. For the three months ended March 31, 2017, this change resulted in a $4.4 million increase and a $4.9 million increase in cash, cash equivalents and restricted cash at the beginning and end of the period on our Condensed Consolidated Statements of Cash Flows, respectively. In addition, removing the change in restricted cash from operating activities in the Condensed Consolidated Statements of Cash Flows resulted in an increase of $0.4 million in our cash provided by operating activities for the three months ended March 31, 2017.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016	December 31, 2015
Cash and cash equivalents	$4,742	$8,473	$12,433	$5,079	$11,980
Restricted cash	6,158	3,556	4,852	4,426	6,634
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$10,900	$12,029	$17,285	$9,505	$18,614

Restricted cash consists primarily of funds held in trust accounts to satisfy the requirements of certain stipulation agreements and insurance reserve requirements.

Stranded Tax Effects in Accumulated Other Comprehensive Loss - In February 2018, the FASB issued guidance to allow a one-time reclassification from accumulated other comprehensive loss (AOCL) to retained earnings for stranded tax effects resulting from the new tax reform legislation. The amount of the reclassification is calculated on the basis of the difference between the historical and newly enacted tax rates for deferred tax liabilities and assets related to items within AOCL.

This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted, including adoption in any interim reporting period for which financial statements have not yet been issued. We early adopted this guidance during the first quarter of 2018, through a reclassification of $2.1 million of stranded tax effects from AOCL to retained earnings. Adoption of this guidance did not have a material impact on our condensed consolidated financial position, results of operations or cash flows.

Accounting Standards Issued

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

(2)   Revenue from Contracts with Customers

Accounting Policy

Our revenues are primarily from tariff based sales. We provide gas and/or electricity to customers under these tariffs without a defined contractual term (at-will). As the revenue from these arrangements is equivalent to the electricity or gas supplied and billed in that period (including estimated billings), there will not be a shift in the timing or pattern of revenue recognition for such sales. We have also completed the evaluation of our other revenue streams, including those tied to longer term contractual commitments. These revenue streams have performance obligations that are satisfied at a point in time, and will also not have a shift in the timing or pattern of revenue recognition.

Customers are billed monthly on a cycle basis. To match revenues with associated expenses, we accrue unbilled revenues for electric and natural gas services delivered to customers, but not yet billed at month-end.

Nature of Goods and Services

We currently provide retail electric and natural gas services to three primary customer classes. Our largest customer class consists of residential customers, which include single private dwellings and individual apartments. Our commercial customers consist primarily of main street businesses, and our industrial customers consist primarily of manufacturing and processing businesses that turn raw materials into products.

Electric Segment - Our regulated electric utility business primarily provides generation, transmission, and distribution services to our customers in our Montana and South Dakota jurisdictions. We transfer control and recognize revenue when electricity is delivered to the customer. Payments on our tariff based sales are generally due in 20-30 days after the billing date.

Natural Gas Segment - Our regulated natural gas utility business primarily provides production, storage, transmission and distribution services to our customers in our Montana, South Dakota, and Nebraska jurisdictions. We transfer control and recognize revenue when natural gas is delivered to the customer. Payments on our tariff based sales are generally due in 20-30 days after the billing date.

Disaggregation of Revenue

The following table disaggregates our revenue by major source and customer class (in millions):

	Three Months Ended
	March 31, 2018			March 31, 2017
	Electric	Natural Gas	Total	Electric	Natural Gas	Total

Montana	$87.2	$40.9	$128.1	$90.8	$43.8	$134.6
South Dakota	18.7	11.4	30.1	17.3	10.8	28.1
Nebraska	—	11.4	11.4	—	9.0	9.0
Residential	105.9	63.7	169.6	108.1	63.6	171.7
Montana	83.6	20.6	104.2	88.1	21.9	110.0
South Dakota	24.0	7.9	31.9	22.4	7.4	29.8
Nebraska	—	6.1	6.1	—	4.9	4.9
Commercial	107.6	34.6	142.2	110.5	34.2	144.7
Industrial	10.8	0.5	11.3	10.9	0.5	11.4
Lighting, Governmental, and Irrigation	5.0	0.5	5.5	5.2	0.5	5.7
Total Customer Revenues	229.3	99.3	328.6	234.7	98.8	333.5
Other Tariff and Contract Based Revenues	17.8	10.3	28.1	37.4	11.1	48.5
Total Revenue from Contracts with Customers	247.1	109.6	356.7	272.1	109.9	382.0

Regulatory amortization	(8.8)	(6.4)	(15.2)	(5.9)	(8.8)	(14.7)
Total Revenues	$238.3	$103.2	$341.5	$266.2	$101.1	$367.3

(3) Regulatory Matters

Tax Cuts and Jobs Act

In December 2017, H.R.1 (the Tax Cuts and Jobs Act) was signed into law, which enacts significant changes to U.S. tax and related laws. The primary impact to us is a reduction of the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Each of our regulatory jurisdictions initiated dockets regarding the impact of the Tax Cuts and Jobs Act on customer rates. Our Montana and South Dakota jurisdictional filings are discussed below. We do not expect the required FERC or Nebraska filings to be significant. In each of our jurisdictions, we expect the Tax Cuts and Jobs Act related credits to continue and be subject to true-up until base rates are reset in a general rate case filing. As of March 31, 2018, we have deferred revenue of approximately $7.3 million associated with the impacts of the Tax Cuts and Jobs Act. This estimate is based upon an expected annual revenue reduction of approximately $15 million to $20 million, which is our expected income tax expense reduction in 2018. For purposes of the filings discussed below, we have also calculated the customer benefit using an alternate method based on historic test periods. This alternate calculation could result in an additional reduction in revenue ranging from approximately $8 million to $12 million, which would reduce net income. We cannot predict how each jurisdiction may calculate the amount of credits due to customers.

Montana - In March 2018, we submitted a filing to the Montana Public Service Commission (MPSC) calculating the estimated benefit of the Tax Cuts and Jobs Act related savings to customers using two alternative methods. The first method was calculated based on the expected income tax expense reduction in 2018, with no impact to net income. The second method, was calculated by revising the electric and natural gas revenue requirements in the last applicable test years. For our electric customers, we proposed to use 50% of the benefit as a direct refund to customers, and to use the other 50% to remove trees outside our electric transmission and distribution lines rights of way, which pose a risk of unfavorable events on our system including disruption of service, property damage, and / or forest fires. For our natural gas customers, we proposed to use the benefit as a direct refund to customers. A procedural schedule has not been established in this docket.

South Dakota - In April 2018, we submitted a filing with the South Dakota Public Utilities Commission (SDPUC) calculating the estimated benefit of the Tax Cuts and Jobs Act related savings to customers based on the expected income tax expense reduction in 2018, with no impact to net income. We also presented a calculation revising the electric and natural gas revenue requirements in the last applicable test years. We proposed to either refund the benefit to customers, or to hold this amount in a regulatory liability to provide rate moderation in our next electric and natural gas rate cases, at the SDPUC’s option. The SDPUC has not established a procedural schedule in this docket.

Montana QF Tariff Filing

Under the Public Utility Regulatory Policies Act (PURPA), electric utilities are required, with certain exceptions, to purchase energy and capacity from independent power producers that are QFs. In May 2016, we filed an application for approval of a revised tariff for standard rates for small QFs (3 MW or less). In November 2017, the MPSC issued an order revising the QF tariff to establish a maximum contract length of 15 years and substantially lowering the rate for future QF contracts. In this order, the MPSC also upheld an initial decision to apply the contract term to our future owned and contracted electric supply resources. We, as well as the QFs, sought judicial review of the November 2017 order.

As a result of this order, we terminated our competitive solicitation process for 20-year resources to determine the lowest-cost / least-risk approach for addressing our intermittent capacity and reserve margin needs in Montana. We continue to evaluate the impact of this order, as we have significant generation capacity deficits and negative reserve margins, and our 2015 resource plan identified price and reliability risks to our customers if we rely solely upon market purchases to address these capacity needs. In addition to our responsibility to meet peak demand, national transmission-related reliability standards effective July 2016 require us to have even greater dispatchable generation capacity available and be capable of increasing or decreasing output to address the irregular nature of intermittent generation such as wind or solar. We expect to file our next electric supply resource procurement plan in late 2018.

Cost Recovery Mechanisms

Montana House Bill 193 / Electric Tracker - In April 2017, the Montana legislature passed House Bill 193 (HB 193), amending the statute that provided for mandatory recovery of our prudently incurred electric supply costs effective July 1, 2017. The revised statute gives the MPSC discretion whether to approve an electric supply cost adjustment mechanism. The MPSC initiated a process to develop a replacement electric supply cost adjustment mechanism, and in response, in July 2017, we filed a proposed electric Power Cost and Credit Adjustment Mechanism (PCCAM). In December 2017, after the intervenors filed testimony, the MPSC issued a Notice of Additional Issues stating that the range of options proposed by the parties was not sufficient and directing parties to consider alternatives incorporating risk-sharing features of other utilities in the region.

We filed testimony in February 2018, responsive to both the intervenors' testimony and the MPSC's Notice of Additional Issues addressing alternative risk-sharing mechanisms. Intervenors filed testimony on the Notice of Additional Issues in March 2018. A hearing is scheduled to begin May 31, 2018. If the MPSC approves a new mechanism, the MPSC may apply the mechanism to variable costs on a retroactive basis to the effective date of HB 193 (July 1, 2017).

Montana Electric Tracker Open Dockets - 2015/2016 - 2016/2017 - Under the previous statutory tracker mechanism, each year we submitted an electric tracker filing for recovery of supply costs for the 12-month period ended June 30 and for the projected supply costs for the next 12-month period, which were subject to a prudency review. In June 2017, the MPSC consolidated the current-period supply costs portion of the 2016/2017 docket with the 2015/2016 docket. The rates for this consolidated docket were approved on an interim basis. The MPSC has not established a schedule regarding this consolidated docket under the prior statutory tracker. In addition, the MPSC consolidated the projected supply costs portion of the 2016/2017 docket with the PCCAM docket, discussed above.

Montana Electric Tracker Litigation - 2012/2013 - 2013/2014 (Consolidated Docket) and 2014/2015 (2015 Tracker) - In 2016, we received two orders in separate electric tracker dockets filed with the MPSC, which, in total, resulted in a $12.4 million disallowance of costs, including interest. The first order (Consolidated Docket) included a disallowance of replacement power costs from a 2013 outage at Colstrip Unit 4. In September 2016, we appealed that order to the Montana District Court, arguing that the order was arbitrary and capricious and violated Montana law. We expect a decision on this appeal within the next nine months.

The second order (2015 Tracker), included a disallowance of approximately $0.4 million of portfolio modeling costs. In June 2016, we filed an appeal of the second order in Montana District Court arguing that the decision violated Montana law. In March 2018, the Montana District Court upheld our appeal of the disallowance of these costs. The Court remanded the matter to the MPSC and directed the MPSC to issue an order to restore the modeling costs to the deferred account from which the MPSC ordered it be removed. On April 10, 2018, the MPSC voted not to appeal the Montana District Court’s decision.

Montana Property Tax Tracker - Under Montana law, we are allowed to track the changes in the actual level of state and local taxes and fees and recover the increase in taxes and fees, net of the associated income tax benefit. We submit an annual property tax tracker filing with the MPSC for an automatic rate adjustment, with rates typically effective January 1st of each year. In January 2018, the MPSC issued an order in our 2017 filing applying an alternate allocation methodology both prospectively and retroactively, which reduces our annual recovery of these taxes by approximately $1.7 million. The change in methodology results in a lower property tax allocation to our Montana electric retail customers and a higher property tax allocation to Federal Energy Regulatory Commission (FERC) transmission customers (we do not have a property tax tracker for FERC jurisdictional purposes). We sought reconsideration of the retroactive application of this change in methodology. On April 5, 2018, the MPSC voted to apply the change on a prospective basis only. We expect to receive a written order during the second quarter of 2018.

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

In June 2016, we filed a petition for review of the FERC's May 2016 order with the United States Circuit Court of Appeals for the District of Columbia Circuit (D.C. Circuit). In March 2018, the D.C. Circuit denied all of our requests.

(4) Income Taxes

The primary impact of the Tax Cuts and Jobs Act is a reduction of the federal corporate income tax rate from 35% to 21% effective January 1, 2018. We compute income tax expense for each quarter based on the estimated annual effective tax rate for the year, adjusted for certain discrete items. Our effective tax rate typically differs from the federal statutory tax rate due to the regulatory impact of flowing through the federal and state tax benefit of repairs deductions, state tax benefit of accelerated tax depreciation deductions (including bonus depreciation when applicable) and production tax credits. The regulatory accounting treatment of these deductions requires immediate income recognition for temporary tax differences of this type, which is referred to as the flow-through method. When the flow-through method of accounting for temporary differences is reflected in regulated revenues, we record deferred income taxes and establish related regulatory assets and liabilities. We revalued our deferred tax assets and liabilities as of December 31, 2017, which reflected our estimate of the impact of the Tax Cuts and Jobs Act. We will continue to evaluate subsequent regulations, clarifications and interpretations with the assumptions made, which could materially change our estimate.

The following table summarizes the significant differences in income tax expense based on the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended March 31,
	2018		2017
Income Before Income Taxes	$60,413		$63,244

Income tax calculated at federal statutory rate	12,687	21.0%	22,135	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	732	1.2	(834)	(1.3)
Flow-through repairs deductions	(6,586)	(10.9)	(8,797)	(13.9)
Production tax credits	(3,888)	(6.4)	(3,831)	(6.1)
Plant and depreciation of flow through items	(916)	(1.6)	(1,440)	(2.3)
Share-based compensation	275	0.5	(399)	(0.6)
Other, net	(390)	(0.6)	(157)	(0.2)
	(10,773)	(17.8)	(15,458)	(24.4)

Income Tax Expense	$1,914	3.2%	$6,677	10.6%

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We have unrecognized tax benefits of approximately $56.5 million as of March 31, 2018, including approximately $47.7 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2018 and 2017, we recognized $0.3 million and $0.1 million, respectively, of expense for interest and penalties in the Condensed Consolidated Statements of Income. As of March 31, 2018 and December 31, 2017, we had $1.7 million and $1.5 million, respectively, of interest accrued in the Condensed Consolidated Balance Sheets.

Our federal tax returns from 2000 forward remain subject to examination by the IRS.

(5) Goodwill

There were no changes in our goodwill during the three months ended March 31, 2018. Goodwill by segment is as follows for both March 31, 2018 and December 31, 2017 (in thousands):

Electric	$243,558
Natural gas	114,028
Total	$357,586

(6) Comprehensive Income

The following tables display the components of Other Comprehensive Income, after-tax, and the related tax effects (in thousands):

	Three Months Ended
	March 31, 2018			March 31, 2017
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$95	$—	$95	$51	$—	$51
Reclassification of net losses on derivative instruments	153	(40)	113	153	(60)	93
Other comprehensive income	$248	$(40)	$208	$204	$(60)	$144

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	March 31, 2018	December 31, 2017
Foreign currency translation	$1,273	$1,178
Derivative instruments designated as cash flow hedges	(9,868)	(9,981)
Reclassification of certain tax effects from AOCL	(2,143)	—
Postretirement medical plans	31	31
Accumulated other comprehensive loss	$(10,707)	$(8,772)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		March 31, 2018
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,981)	$31	$1,178	$(8,772)
Other comprehensive income before reclassifications		—	—	95	95
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Net current-period other comprehensive income		113	—	95	208
Reclassification of certain tax effects from AOCL		(2,150)	7	—	(2,143)
Ending balance		$(12,018)	$38	$1,273	$(10,707)

		Three Months Ended
		March 31, 2017
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,352)	$(742)	$1,380	(9,714)
Other comprehensive income before reclassifications		—	—	51	51
Amounts reclassified from AOCL	Interest Expense	93	—	—	93
Net current-period other comprehensive income		93	—	51	144
Ending balance		$(10,259)	$(742)	$1,431	$(9,570)

(7) Segment Information

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

Financial data for the business segments are as follows (in thousands):

Three Months Ended
March 31, 2018	Electric	Gas	Other	Eliminations	Total
Operating revenues	$238,342	$103,160	$—	$—	$341,502
Cost of sales	57,273	38,804	—	—	96,077
Gross margin	181,069	64,356	—	—	245,425
Operating, general and administrative	54,648	21,219	(1,522)	—	74,345
Property and other taxes	33,493	9,318	2	—	42,813
Depreciation and depletion	36,153	7,594	8	—	43,755
Operating income	56,775	26,225	1,512	—	84,512
Interest expense	(19,520)	(1,854)	(1,596)	—	(22,970)
Other income (expense)	490	108	(1,727)	—	(1,129)
Income tax (expense) benefit	(498)	(2,226)	810	—	(1,914)
Net income (loss)	$37,247	$22,253	$(1,001)	$—	$58,499
Total assets	$4,319,798	$1,065,103	$15,517	$—	$5,400,418
Capital expenditures	$42,898	$9,107	$—	$—	$52,005

Three Months Ended
March 31, 2017	Electric	Gas	Other	Eliminations	Total
Operating revenues	$266,239	$101,073	$—	$—	$367,312
Cost of sales	85,385	34,432	—	—	119,817
Gross margin	180,854	66,641	—	—	247,495
Operating, general and administrative (1)	56,720	20,900	714	—	78,334
Property and other taxes	31,161	8,764	3	—	39,928
Depreciation and depletion	34,070	7,383	8	—	41,461
Operating income (loss)	58,903	29,594	(725)	—	87,772
Interest expense	(21,037)	(1,546)	(817)	—	(23,400)
Other (expense) income (1)	(1,193)	(501)	566	—	(1,128)
Income tax (expense) benefit	(2,887)	(6,951)	3,161	—	(6,677)
Net income	$33,786	$20,596	$2,185	$—	$56,567
Total assets	$4,388,267	$1,106,062	$5,972	$—	$5,500,301
Capital expenditures	$41,041	$10,478	$—	$—	$51,519
______________
(1)         We adopted ASU 2017-07 on January 1, 2018. As a result, we recorded the non-service cost component of net periodic benefit cost within other expense, net. We adopted this standard retrospectively and $1.9 million and $0.7 million, respectively, were reclassified from electric and gas operating, general and administrative expenses to other expense, net for the three months ended March 31, 2017, to conform to current period presentation.

(8) Earnings Per Share

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

	Three Months Ended
	March 31, 2018	March 31, 2017
Basic computation	49,416,230	48,385,738
Dilutive effect of:
Performance share awards (1)	67,622	117,658

Diluted computation	49,483,852	48,503,396

_______
(1)          Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award. The dilutive share calculation for 2018 excludes 34,913 shares under outstanding performance share awards because the inclusion of these awards would have been antidilutive under the treasury stock method.

(9) Employee Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. Net periodic benefit cost (income) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Components of Net Periodic Benefit Cost (Income)
Service cost	$3,204	$3,130	$112	$128
Interest cost	6,108	6,429	147	180
Expected return on plan assets	(7,060)	(6,008)	(239)	(213)
Amortization of prior service cost	1	2	(471)	(471)
Recognized actuarial loss	1,072	1,975	(20)	78
Net Periodic Benefit Cost (Income)	$3,325	$5,528	$(471)	$(298)

We adopted ASU 2017-07 on January 1, 2018. As a result, we recorded the non-service cost component of net periodic benefit cost within other expense, net. This standard requires retrospective adoptions, which resulted in a $2.6 million reclassification from operating, general and administrative expenses to other expense, net for the three months ended March 31, 2017, to conform to current period presentation.

(10) Commitments and Contingencies

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, the majority of our environmental reserve relates to the remediation of former manufactured gas plant sites owned by us and is estimated to range between $26.7 million and $31.2 million. As of March 31, 2018, we have a reserve of approximately $30.0 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $23.2 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies, implementing remedial actions pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources, and conducting ongoing monitoring and operation and maintenance activities. As of March 31, 2018, the reserve for remediation costs at this site is approximately $9.4 million, and we estimate that approximately $4.4 million of this amount will be incurred during the next five years.

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

In addition, we own or have responsibility for sites in Butte, Missoula and Helena, Montana on which former manufactured gas plants were located. The Butte and Helena sites, both listed as high priority sites on Montana's state superfund list, were placed into the Montana Department of Environmental Quality (MDEQ) voluntary remediation program for cleanup due to soil and groundwater impacts. Soil and coal tar were removed at the sites in accordance with the MDEQ requirements. Groundwater monitoring is conducted semiannually at both sites. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of additional remedial actions and/or investigations, if any, at the Butte site. In August 2016, the MDEQ sent us a Notice of Potential Liability and Request for Remedial Action regarding the Helena site. In September 2017, we submitted a Draft Remedial Investigation Work Plan for the Helena site, based on the request of the MDEQ. Comments from the MDEQ are expected in the second quarter of 2018.

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

Global Climate Change - National and international actions have been initiated to address global climate change and the contribution of greenhouse gas (GHG) including, most significantly, carbon dioxide (CO2). These actions include legislative proposals, Executive and Environmental Protection Agency (EPA) actions at the federal level, actions at the state level, and private party litigation relating to GHG emissions. Coal-fired plants have come under particular scrutiny due to their level of GHG emissions. We have joint ownership interests in four coal-fired electric generating plants, all of which are operated by other companies. We are responsible for our proportionate share of the capital and operating costs while being entitled to our proportionate share of the power generated.

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

Following the issuance of the CPP in October 2015, petitions for review were filed in the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), including a petition by us. The United States Supreme Court (Supreme Court) issued a stay pending resolution of the case by the D.C. Circuit. Following issuance of the Executive Order, the EPA has requested the D.C. Circuit to hold the case in abeyance. The D.C. Circuit has incrementally granted those requests, most recently in an order issued on March 1, 2018, holding the case in abeyance for 60 days.

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

We cannot predict what, if any, action the D.C. Circuit may take in either of these two cases, particularly in light of the EPA’s proposal to repeal the CPP. If the CPP is not repealed, survives the legal challenges described above, and is implemented as written, or if a replacement to the CPP is adopted with similar requirements, it could result in significant additional compliance costs that would affect our future results of operations and financial position if such costs are not recovered through regulated rates. We will continue working with federal and state regulatory authorities, other utilities, and stakeholders to seek relief from any GHG regulations that, in our view, disproportionately impacts customers in our region.

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

On January 10, 2017, the EPA published amendments to the requirements under the Clean Air Act for state plans for protection of visibility. Among other things, these amendments revised the process and requirements for the state implementation plans and extended the due date for the next periodic comprehensive regional haze state implementation plan revisions from 2018 to 2021. Therefore, by 2021, Montana, or EPA, must develop a revised plan that demonstrates reasonable progress toward eliminating man-made emissions of visibility impairing pollutants, which could impact Colstrip Unit 4. In March 2017, we filed a Petition for Review of these amendments with the D.C. Circuit, which was consolidated with other petitions challenging the final rule. While the EPA has not responded to our petition, on January 19, 2018, EPA advised the D.C. Circuit that it intended to initiate rulemaking to revisit the amendment, and asked that the case be held in abeyance. On January 30, 2018, the D.C. Circuit granted the EPA's request to hold the case in abeyance pending further order of the court.

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

On July 19, 2017, we entered into a partial settlement agreement with PNWS that resolved some but not all of PNWS' litigation claims. As a result of that settlement, on August 14, 2017, PNWS amended its original complaint to seek enforcement and/or damages related to four of the 21 power purchase agreements.

Currently pending before the United States District Court are our motion to dismiss, our motion for partial summary judgment, and PNWS’s motion for summary judgment on its request for declaratory relief regarding those four power purchase agreements.

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

Wilde Litigation

On October 10, 2017, Martin Wilde, a Montana resident and wind developer, and three entities with which he is affiliated, commenced a lawsuit against the MPSC, each individual commissioner of the MPSC (in each of their official and individual capacities), and us in the Montana Eighth Judicial District Court (Eighth District Court). The plaintiffs allege that the MPSC collaborated with NorthWestern to set discriminatory rates and contract durations for QF developers. The plaintiffs seek power purchase agreements at $45.19 per megawatt hour for a 25-year term or, as an alternative remedy to the alleged discrimination, a reduction in NorthWestern’s rates by $17.03 per megawatt hour. The plaintiffs also seek compensatory damages of not less than $4.8 million, various forms of declaratory relief, injunctive relief, unspecified damages, and punitive damages.

On October 20, 2017, the Eighth District Court conducted a hearing on the plaintiffs' application for a preliminary injunction to stop the defendants from the alleged ongoing discrimination that harms development of renewable energy in Montana. At the hearing’s conclusion, the court did not rule on the requested injunction but orally ordered post-hearing briefs and set deadlines for answers and dispositive motions. On November 11, 2017, Mr. Wilde died in a farming accident, and, at plaintiffs’ request, the Eighth District Court has stayed the proceeding through May 11, 2018. We have received no indication whether or not Mr. Wilde’s estate or the other plaintiff entities will continue the litigation after the stay expires.

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

OVERVIEW

NorthWestern Corporation, doing business as Northwestern Energy, provides electricity and natural gas to approximately 718,300 customers in Montana, South Dakota and Nebraska. For a discussion of NorthWestern’s business strategy, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Income, which present the results of our operations for 2018 and 2017.

HOW WE PERFORMED AGAINST OUR FIRST QUARTER 2017 RESULTS

	Quarter-over-Quarter Change

Gross Margin by Segment(1)
Electric	$0.2M	é	0.1%
Natural Gas	$(2.3)M	ê	(3.4)%

Operating Income	$(3.3)M	ê	(3.7)%

Net Income	$1.9M	é	3.4%

EPS (Diluted)	0.01	é	0.9%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" below.

For the first quarter of 2018, we had an increase in net income of $1.9 million, primarily due to higher Montana natural gas rates, colder winter weather, increased demand for electric transmission, and lower operating, general and administrative expenses.

Following is a brief overview of significant items for 2018.

SIGNIFICANT TRENDS AND REGULATION

Tax Cuts and Jobs Act

In December 2017, H.R.1 (the Tax Cuts and Jobs Act) was signed into law, which enacts significant changes to U.S. tax and related laws. The primary impact to us is a reduction of the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Each of our regulatory jurisdictions initiated dockets regarding the impact of the Tax Cuts and Jobs Act on customer rates. Our Montana and South Dakota jurisdictional filings are discussed below. We do not expect the required FERC or Nebraska filings to be significant. In each of our jurisdictions, we expect the Tax Cuts and Jobs Act related credits to continue and be subject to true-up until base rates are reset in a general rate case filing. We expect to file a Montana electric rate case in September 2018, based on a 2017 test year.

As of March 31, 2018, we have deferred revenue of approximately $7.3 million associated with the impacts of the Tax Cuts and Jobs Act, which reflects the seasonality of our results of operations. This estimate is based upon an expected annual revenue reduction of approximately $15 million to $20 million, which is our expected income tax expense reduction in 2018. This revenue deferral was offset by a corresponding reduction in income tax expense, with no impact to net income. For purposes of the filings discussed below, we have also calculated the customer benefit using an alternate method based on historic test periods. This alternate calculation could result in an additional reduction in revenue ranging from approximately $8 million to $12 million, which would reduce net income. We cannot predict how each jurisdiction may calculate the amount of credits due to customers. If any of our regulatory jurisdictions determines the credits due to customers are higher than the expected reduction to income tax expense, this would result in an adverse impact to results of operations and cash flows. In addition, we expect a consolidated reduction in our cash flows from operations ranging from $15 million to $20 million in 2018, as a result of the reduction in revenues from customers while we are not a cash taxpayer. We currently estimate that our effective income tax rate will range from 0% to 5% in 2018.

Montana - In March 2018, we submitted a filing to the MPSC calculating the estimated benefit of the Tax Cuts and Jobs Act related savings to customers using two alternative methods. The first method was calculated based on the expected income tax expense reduction in 2018, with no impact to net income. The second method was calculated by revising the electric and natural gas revenue requirements in the last applicable test years. For our electric customers, we proposed to use 50% of the benefit as a direct refund to customers, and to use the other 50% to remove trees outside our electric transmission and distribution lines rights of way, which pose a risk of unfavorable events on our system including disruption of service, property damage, and / or forest fires. For our natural gas customers, we proposed to use the benefit as a direct refund to customers. A procedural schedule has not been established in this docket.

South Dakota - In April 2018, we submitted a filing with the South Dakota Public Utilities Commission (SDPUC) calculating the estimated benefit of the Tax Cuts and Jobs Act related savings to customers based on the expected income tax expense reduction in 2018, with no impact to net income. We also presented a calculation revising the electric and natural gas revenue requirements in the last applicable test years. We proposed to either refund the benefit to customers, or to hold this amount in a regulatory liability to provide rate moderation in our next electric and natural gas rate cases, at the SDPUC’s option. The SDPUC has not established a procedural schedule in this docket.

RESULTS OF OPERATIONS

Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments. The overall consolidated discussion is followed by a detailed discussion of gross margin by segment.

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as another financial measure, Gross Margin, that is considered a “non-GAAP financial measure.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.  We define Gross Margin as Revenues less Cost of Sales as presented in our Condensed Consolidated Statements of Income.

Management believes that Gross Margin (revenues less cost of sales) provides a useful measure for investors and other financial statement users to analyze our financial performance in that it excludes the effect on total revenues caused by volatility in energy costs and associated regulatory mechanisms. This information is intended to enhance an investor's overall understanding of results. Under our various state regulatory mechanisms, as detailed below, our supply costs are generally collected from customers, and as a result do not typically impact operating or net income. In addition, Gross Margin is used by us to determine whether we are collecting the appropriate amount of energy costs from customers to allow recovery of operating costs, as well as to analyze how changes in loads (due to weather, economic or other conditions), rates and other factors impact our results of operations. Our Gross Margin measure may not be comparable to that of other companies' presentations or more useful than the GAAP information provided elsewhere in this report.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

	Electric		Natural Gas		Total
	2018	2017	2018	2017	2018	2017
	(dollars in millions)
Reconciliation of gross margin to operating revenue:
Operating Revenues	$238.3	$266.2	$103.2	$101.1	$341.5	$367.3
Cost of Sales	57.3	85.4	38.8	34.4	96.1	119.8
Gross Margin(1)	$181.0	$180.8	$64.4	$66.7	$245.4	$247.5
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Three Months Ended March 31,
	2018	2017	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$181.0	$180.8	$0.2	0.1%
Natural Gas	64.4	66.7	(2.3)	(3.4)
Total Gross Margin(1)	$245.4	$247.5	$(2.1)	(0.8)%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Primary components of the change in gross margin, defined as revenues less cost of sales, include the following:

Gross Margin 2018 vs. 2017
(in millions)
Gross Margin Items Impacting Net Income
Montana natural gas and production rates	$1.9
Electric and natural gas retail volumes	1.5
Electric transmission	1.5
Other	(0.8)
Change in Gross Margin Impacting Net Income	4.1

Gross Margin Items Offset in Operating and Income Tax Expense
Tax Cuts and Jobs Act	(7.3)
Property taxes recovered in trackers	0.6
Production tax credits flowed-through trackers	0.5
Change in Items Offset Within Net Income	(6.2)
Decrease in Gross Margin(1)	$(2.1)
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Consolidated gross margin for items impacting net income increased $4.1 million due to the following items:

•	An increase in our Montana gas rates effective September 1, 2017;

•	An increase in electric and natural gas retail volumes due primarily to colder winter weather and customer growth; and

•	Higher demand to transmit energy across our transmission lines due to market conditions and pricing.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•	A decrease due to the deferral of revenue as a result of the Tax Cuts and Job Act, offset by a decrease in income tax expense;

•	An increase in revenues for property taxes included in trackers, offset by increased property tax expense; and

•	An increase in revenue due to the decrease in production tax credit benefits passed through to customers in our tracker mechanisms, which are offset by increased income tax expense.

	Three Months Ended March 31,
	2018	2017	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$74.3	$78.3	$(4.0)	(5.1)%
Property and other taxes	42.8	39.9	2.9	7.3
Depreciation and depletion	43.8	41.5	2.3	5.5
	$160.9	$159.7	$1.2	0.8%

Consolidated operating, general and administrative expenses were $74.3 million for the three months ended March 31, 2018, as compared with $78.3 million for the three months ended March 31, 2017. Primary components of the change include the following:

Operating, General & Administrative Expenses
2018 vs. 2017
(in millions)
Non-employee directors deferred compensation	$(2.3)
Maintenance Costs	(1.5)
Labor	(1.3)
Distribution System Infrastructure Project expenses	(0.9)
Employee Benefits	2.9
Other	(0.9)
Decrease in Operating, General & Administrative Expenses	$(4.0)

The decrease in operating, general and administrative expenses is primarily due to the following:

•	The change in value of non-employee directors deferred compensation due to changes in our stock price (offset by changes in other income with no impact on net income);

•	Lower maintenance costs at our Dave Gates Generating Station and Colstrip Unit 4;

•	Decreased labor costs due primarily to more time being spent by employees on capital projects rather than maintenance projects (which are expensed); and

•	Lower Distribution System Infrastructure Project related expenses, which concluded at the end of 2017.

These decreases were partly offset by an increase in employee benefit expense associated with the regulatory treatment of pension expense, which is primarily offset in other expense below.

Property and other taxes were $42.8 million for the three months ended March 31, 2018, as compared with $39.9 million in the same period of 2017. This increase was primarily due to plant additions and higher annual estimated property valuations in Montana. We estimate property taxes throughout each year, and update based on valuation reports received from the Montana Department of Revenue. Under Montana law, we are allowed to track the increases in the actual level of state and local taxes and fees and adjust our rates to recover the increase between rate cases less the amount allocated to FERC-jurisdictional customers and net of the associated income tax benefit.

Depreciation and depletion expense was $43.8 million for the three months ended March 31, 2018, as compared with $41.5 million in the same period of 2017. This increase was primarily due to plant additions.

Consolidated operating income for the three months ended March 31, 2018 was $84.5 million as compared with $87.8 million in the same period of 2017. This decrease was primarily due to the decrease in gross margin and increase in operating expenses, as discussed above.

Consolidated interest expense for the three months ended March 31, 2018 was $23.0 million, as compared with $23.4 million in the same period of 2017. This decrease was primarily due to the refinancing of debt in 2017, partly offset by rising interest rates.

Consolidated other expense, net remained flat at $1.1 million for the three months ended March 31, 2018 as compared with the same period of 2017. This includes a decrease in other pension expense, offset by an increase in expense associated with the change in the value of deferred shares held in trust for non-employee directors deferred compensation, both of which are offset in operating, general, and administrative expenses with no impact to net income.

Consolidated income tax expense for the three months ended March 31, 2018 was $1.9 million as compared with $6.7 million in the same period of 2017. Our effective tax rate for the three months ended March 31, 2018 was 3.2% as compared with 10.6% for the same period of 2017. We expect our 2018 effective tax rate to range between 0% - 5%.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended March 31,
	2018		2017
Income Before Income Taxes	$60.4		$63.2

Income tax calculated at federal statutory rate	12.7	21.0%	22.1	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	0.7	1.2	(0.8)	(1.3)
Flow-through repairs deductions	(6.6)	(10.9)	(8.8)	(13.9)
Production tax credits	(3.9)	(6.4)	(3.8)	(6.1)
Plant and depreciation of flow through items	(0.9)	(1.6)	(1.4)	(2.3)
Share-based Compensation	0.3	0.5	(0.4)	(0.6)
Other, net	(0.4)	(0.6)	(0.2)	(0.2)
	(10.8)	(17.8)	(15.4)	(24.4)

Income Tax Expense	$1.9	3.2%	$6.7	10.6%

We compute income tax expense for each quarter based on the estimated annual effective tax rate for the year, adjusted for certain discrete items. Our effective tax rate typically differs from the federal statutory tax rate primarily due to the regulatory impact of flowing through federal and state tax benefits of repairs deductions, state tax benefit of accelerated tax depreciation deductions (including bonus depreciation when applicable) and production tax credits.

Consolidated net income for the three months ended March 31, 2018 was $58.5 million as compared with $56.6 million for the same period in 2017. This increase was primarily due to higher Montana natural gas rates, colder winter weather, increased demand for electric transmission, and lower operating, general and administrative expenses as discussed above.

ELECTRIC SEGMENT

We have various classifications of electric revenues, defined as follows:

•	Retail: Sales of electricity to residential, commercial and industrial customers.

•
Regulatory amortization: Primarily represents timing differences for electric supply costs and property taxes between when we incur these costs and when we recover these costs in rates from our customers.

•	Transmission: Reflects transmission revenues regulated by the FERC.

•	Wholesale and other are largely gross margin neutral as they are offset by changes in cost of sales.

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

	Results
	2018	2017	Change	% Change
	(dollars in millions)
Retail revenues	$229.3	$234.7	$(5.4)	(2.3)%
Regulatory amortization	(8.1)	(5.1)	(3.0)	(58.8)
Total retail revenues	221.2	229.6	(8.4)	(3.7)
Transmission	15.3	12.7	2.6	20.5
Wholesale and Other	1.8	23.9	(22.1)	(92.5)
Total Revenues	238.3	266.2	(27.9)	(10.5)
Total Cost of Sales	57.3	85.4	(28.1)	(32.9)
Gross Margin(1)	$181.0	$180.8	$0.2	0.1%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2018	2017	2018	2017	2018	2017
	(in thousands)
Montana	$87,250	$90,809	761	761	298,367	294,222
South Dakota	18,682	17,335	187	178	50,507	50,177
Residential	105,932	108,144	948	939	348,874	344,399
Montana	83,640	88,107	804	814	67,184	66,111
South Dakota	24,011	22,410	270	256	12,649	12,544
Commercial	107,651	110,517	1,074	1,070	79,833	78,655
Industrial	10,762	10,865	606	579	75	75
Other	4,998	5,137	23	23	4,735	4,680
Total Retail Electric	$229,343	$234,663	2,651	2,611	433,517	427,809

	Heating Degree Days			2018 as compared with:
	2018	2017	Historic Average	2017	Historic Average
Montana	3,608	3,376	3,178	7% colder	14% colder
South Dakota	4,364	3,890	4,039	12% colder	8% colder

The following summarizes the components of the changes in electric gross margin for the three months ended March 31, 2018 and 2017:

Gross Margin 2018 vs. 2017
(in millions)
Gross Margin Items Impacting Net Income
Transmission	$1.5
Retail volumes	1.1
Change in Gross Margin Impacting Net Income	2.6

Gross Margin Items Offset in Operating Expenses
Tax Cuts and Jobs Act	(4.5)
Property taxes recovered in trackers	1.6
Production tax credits flowed-through trackers	0.5
Change in Items Offset Within Net Income	(2.4)
Increase in Gross Margin(1)	$0.2
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Gross margin for items impacting net income increased $2.6 million including the following:

•	Higher demand to transmit energy across our transmission lines due to market conditions and pricing; and

•	An increase due primarily to colder winter weather and customer growth.

The change in gross margin also includes the following items that had no impact on net income:

•	A decrease due to the deferral of revenue as a result of the Tax Cuts and Job Act, offset by a decrease in income tax expense;

•	The increase in revenues for property taxes included in trackers, offset by increased property tax expense; and

•	An increase in revenue due to the decrease in production tax credit benefits passed through to customers in our tracker mechanisms, which are offset by increased income tax expense.

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

•	Wholesale: Primarily represents transportation and storage for others.

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

	Results
	2018	2017	Change	% Change
	(dollars in millions)
Retail revenues	$99.3	$98.8	$0.5	0.5%
Regulatory amortization	(6.3)	(8.6)	2.3	26.7
Total retail revenues	93.0	90.2	2.8	3.1
Wholesale and other	10.2	10.9	(0.7)	(6.4)
Total Revenues	103.2	101.1	2.1	2.1
Total Cost of Sales	38.8	34.4	4.4	12.8
Gross Margin(1)	$64.4	$66.7	$(2.3)	(3.4)%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Revenues		Dekatherms (Dkt)		Customer Counts
	2018	2017	2018	2017	2018	2017
	(in thousands)
Montana	$40,902	$43,768	5,906	5,922	172,350	170,168
South Dakota	11,418	10,805	1,675	1,514	39,897	39,692
Nebraska	11,413	9,029	1,416	1,248	37,578	37,471
Residential	63,733	63,602	8,997	8,684	249,825	247,331
Montana	20,532	21,933	3,084	3,091	23,866	23,552
South Dakota	7,907	7,430	1,475	1,335	6,719	6,579
Nebraska	6,116	4,911	982	875	4,865	4,820
Commercial	34,555	34,274	5,541	5,301	35,450	34,951
Industrial	539	506	82	72	247	255
Other	444	446	74	71	163	157
Total Retail Gas	$99,271	$98,828	14,694	14,128	285,685	282,694

	Heating Degree Days			2018 as compared with:
	2018	2017	Historic Average	2017	Historic Average
Montana	3,549	3,468	3,237	2% colder	10% colder
South Dakota	4,364	3,890	4,039	12% colder	8% colder
Nebraska	3,600	3,082	3,354	17% colder	7% colder

The following summarizes the components of the changes in natural gas gross margin for the three months ended March 31, 2018 and 2017:

Gross Margin 2018 vs. 2017
(in millions)
Gross Margin Items Impacting Net Income
Montana rates	$1.9
Retail volumes	0.4
Other	(0.8)
Change in Gross Margin Impacting Net Income	1.5

Gross Margin Items Offset in Operating Expenses
Tax Cuts and Jobs Act	(2.8)
Property taxes recovered in trackers	(1.0)
Change in Items Offset Within Net Income	(3.8)
Decrease in Gross Margin(1)	$(2.3)
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Gross margin for items impacting net income increased $1.5 million including the following:

•	An increase in our Montana gas rates effective September 1, 2017; and

•	An increase in retail volumes due primarily to colder winter weather and customer growth.

The change in gross margin also includes the following items that had no impact on net income:

•	A decrease due to the deferral of revenue as a result of the Tax Cuts and Job Act is offset by a decrease in income tax expense; and

•
A decrease in revenues for property taxes included in trackers is offset by decreased property tax expense with no impact to net income. This decrease reflects the change in Montana base rates discussed above.

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

We issue debt securities to refinance retiring maturities, fund construction programs and for other general corporate purposes. To fund our strategic growth opportunities we utilize available cash flow, debt capacity and equity issuances that allow us to maintain investment grade ratings.

In September 2017, we entered into an Equity Distribution Agreement with Merrill Lynch, Pierce, Fenner & Smith and J.P. Morgan Securities LLC, collectively the sales agents, pursuant to which we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $100 million. During 2017, we received net proceeds of approximately $53.7 million from the sale of 888,938 shares of our common stock after commissions and other fees. There were no issuances during the first quarter of 2018. We expect to issue the remaining $46 million of shares under the Equity Distribution Agreement during 2018.

We plan to maintain a 50 - 55 percent debt to total capital ratio excluding capital leases, and expect to continue to target a long-term dividend payout ratio of 60 - 70 percent of earnings per share; however, there can be no assurance that we will be able to meet these targets.

Liquidity is provided by internal cash flows and the use of our revolving credit facilities. We have a $400 million revolving credit facility. In addition, on March 27, 2018, we entered into a $25 million revolving credit facility, maturing March 27, 2020, to provide swingline borrowing capability. We utilize availability under our revolvers to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. We also may use borrowings under our revolvers to temporarily fund utility capital requirements. As of March 31, 2018, our total net liquidity was approximately $206.7 million, including $4.7 million of cash and $202.0 million of revolving credit facility availability. Availability under our revolving credit facilities was $244.0 million as of April 20, 2018.

The following table presents additional information about short term borrowings during the three months ended March 31, 2018 (in millions):

Amount outstanding at period end	$—
Daily average amount outstanding	$114.6
Maximum amount outstanding	$319.6

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

The effect of this seasonality on our liquidity is also impacted by changes in the market prices of our electric and natural gas supply, which is currently recovered through various monthly cost tracking mechanisms. These energy supply tracking mechanisms are designed to provide stable and timely recovery of supply costs on a monthly basis during the July to June annual tracking period, with an adjustment in the following annual tracking period to correct for any under or over collection in our monthly trackers. Due to the lag between our purchases of electric and natural gas commodities and revenue receipt from customers, cyclical over and under collection situations arise consistent with the seasonal fluctuations discussed above; therefore we usually under collect in the fall and winter and over collect in the spring. Fluctuations in recoveries under our cost tracking mechanisms can have a significant effect on cash flows from operations and make year-to-year comparisons difficult. In 2017, a Montana statute that provided for mandatory recovery of our prudently incurred electric supply costs was amended, and that statute now gives the MPSC discretion as to whether to approve electric supply costs. The MPSC opened a new docket and initiated a process to develop a new electric supply recovery mechanism.

As of March 31, 2018, we are under collected on our supply trackers by approximately $4.6 million, as compared with $13.2 million as of December 31, 2017, and $3.7 million as of March 31, 2017.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody's Investors Service (Moody's), and Standard and Poor’s Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of April 20, 2018, our current ratings with these agencies are as follows:

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
(2) In March 2017, Moody's downgraded our senior secured rating to A2 from A1, and our unsecured credit rating to Baa1 from A3, while maintaining a negative outlook. Moody's cited weak financial metrics and a heightened degree of regulatory uncertainty in Montana as reasons for the downgrade. Moody's maintains a negative outlook, citing a more contentious regulatory relationship in Montana, our primary regulatory jurisdiction, resulting in unpredictable regulatory outcomes. We expect Moody's to take action on the negative outlook in 2018.

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income	$58.5	$56.6
Non-cash adjustments to net income	48.9	49.3
Changes in working capital	59.6	53.6
Other noncurrent assets and liabilities	6.0	(2.2)
Cash Provided by Operating Activities	173.0	157.3

Investing Activities
Property, plant and equipment additions	(52.0)	(51.5)
Cash Used in Investing Activities	(52.0)	(51.5)

Financing Activities
Line of credit borrowings, net	223.0	—
Repayments of short-term borrowings, net	(319.6)	(71.9)
Dividends on common stock	(26.9)	(25.2)
Financing costs	(0.2)	—
Other	1.6	(0.9)
Cash Used in Financing Activities	(122.1)	(98.0)

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	$(1.1)	$7.8
Cash, Cash Equivalents, and Restricted Cash, beginning of period	$12.0	$9.5
Cash, Cash Equivalents, and Restricted Cash, end of period	$10.9	$17.3

Cash Provided by Operating Activities

As of March 31, 2018, cash, cash equivalents, and restricted cash were $10.9 million as compared with $12.0 million at December 31, 2017 and $17.3 million at March 31, 2017. Cash provided by operating activities totaled $173.0 million for the three months ended March 31, 2018 as compared with $157.3 million during the three months ended March 31, 2017. This increase in operating cash flows is primarily due to the receipt of insurance proceeds and improved collections of supply costs.

Cash Used in Investing Activities

Cash used in investing activities increased by approximately $0.5 million as compared with the first three months of 2017. Plant additions during the first three months of 2018 include maintenance additions of approximately $40.0 million and capacity related capital expenditures of approximately $12.0 million. Plant additions during the first three months of 2017 included maintenance additions of approximately $26.0 million, capacity related capital expenditures of approximately $19.9 million, and infrastructure capital expenditures of approximately $5.6 million.

Cash Used in Financing Activities

Cash used in financing activities totaled $122.1 million during the three months ended March 31, 2018 as compared with $98.0 million during the three months ended March 31, 2017. During the three months ended March 31, 2018, net cash used in financing activities reflects net repayments of commercial paper of $319.6 million and the payment of dividends of $26.9 million. These impacts were partially offset by issuances under our revolving lines of credit of $223.0 million. During the three months ended March 31, 2017, net cash used in financing activities included net repayments of commercial paper of $71.9 million and the payment of dividends of $25.2 million.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of March 31, 2018. See our Annual Report on Form 10-K for the year ended December 31, 2017 for additional discussion.

	Total	2018	2019	2020	2021	2022	Thereafter
	(in thousands)
Long-term debt	$2,016,571	$—	$—	$—	$223,000	$—	$1,793,571
Capital leases	23,833	1,619	2,298	2,476	2,668	2,875	11,897
Estimated pension and other postretirement obligations (1)	60,459	11,970	12,322	12,196	12,053	11,918	N/A
Qualifying facilities liability (2)	788,245	57,527	78,836	80,984	82,941	84,948	403,009
Supply and capacity contracts (3)	2,176,843	141,564	180,825	146,364	125,423	127,529	1,455,138
Contractual interest payments on debt (4)	1,551,954	51,399	78,521	78,521	78,082	71,632	1,193,799
Environmental remediation obligations (1)	4,462	1,111	1,072	1,070	604	605	N/A
Total Commitments (5)	$6,622,367	$265,190	$353,874	$321,611	$524,771	$299,507	$4,857,414
_________________________

(1)
We estimate cash obligations related to our pension and other postretirement benefit programs and environmental remediation obligations for five years, as it is not practicable to estimate thereafter. Pension and postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.

(2)
Certain QFs require us to purchase minimum amounts of energy at prices ranging from $74 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $788.2 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $611 million.

(3)
We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 27 years.

(4)
Contractual interest payments includes our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 1.85% on the outstanding balance through maturity of the facilities.

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

As of March 31, 2018, there have been no significant changes with regard to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017. The policies disclosed included the accounting for the following: regulatory assets and liabilities, pension and postretirement benefit plans, and income taxes. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facilities. The $400 million revolving credit facility bears interest at the lower of prime plus a credit spread, ranging from 0.00% to 0.75%, or available rates tied to the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%. The $25 million revolving credit facility bears interest at the lower of prime plus a credit spread of 0.13%, or available rates tied to the Eurodollar rate plus a credit spread of 0.65%. As of March 31, 2018, we had approximately $223 million in borrowings under our revolving credit facilities. A 1% increase in interest rates would increase our annual interest expense by approximately $2.2 million.

Commodity Price Risk

We are exposed to commodity price risk due to our reliance on market purchases to fulfill a portion of our electric and natural gas supply requirements. We also participate in the wholesale electric market to balance our supply of power from our own generating resources. Several factors influence price levels and volatility. These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, fuel availability and cost, market liquidity, and the nature and extent of current and potential federal and state regulations.

As part of our overall strategy for fulfilling our electric and natural gas supply requirements, we employ the use of market purchases and sales, including forward contracts. These types of contracts are included in our supply portfolios and in some instances, are used to manage price volatility risk by taking advantage of seasonal fluctuations in market prices. These contracts are part of an overall portfolio approach intended to provide price stability for consumers. As a regulated utility, our exposure to market risk caused by changes in commodity prices is mitigated because these commodity costs are included in our cost tracking mechanisms and are recoverable from customers subject to prudence reviews by applicable state regulatory commissions.

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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and accumulated and reported to management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

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

See Note 10, Commitments and Contingencies, to the Financial Statements for information regarding legal proceedings.

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

Montana

We have received several unfavorable regulatory rulings in Montana, including:

•In 2018, the MPSC issued an order in our 2017 property tax tracker filing reducing our recovery of Montana property taxes between general rate filings by applying an alternate allocation methodology. This results in a lower property tax allocation to our Montana electric retail customers and a higher property tax allocation to FERC transmission customers (we do not have a property tax tracker for FERC jurisdictional purposes).

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

•In 2015, the MPSC issued an order eliminating the lost revenue adjustment mechanism. This mechanism was established in 2005 as a component of an approved energy efficiency program, by which we recovered on an after-the-fact basis our fixed costs that would otherwise have been collected in the kWh sales lost due to energy efficiency programs through our supply tracker. Recovery of lost revenues was terminated, prospectively, effective December 1, 2015.

•In 2013, the MPSC concluded that costs associated with a 2012 outage at DGGS were imprudently incurred, and disallowed recovery.

We have two significant dockets currently in process with the MPSC, including revisions to our statutory electric supply tracker and the adjustment of rates due the Tax Cuts and Jobs Act. Regarding the electric supply tracker, the MPSC advocated for revising the statute that provided for mandatory recovery of our prudently incurred electric supply costs, and in April 2017, the Montana legislature passed HB 193, amending the statute. In July 2017, we filed a proposed electric PCCAM. Following the submission of intervenor testimony, the MPSC identified additional issues and established a revised procedural schedule with a hearing scheduled to begin May 31, 2018. We cannot guarantee how the MPSC may apply the statute in establishing a revised mechanism. To the extent our energy supply costs are deemed imprudent by the MPSC, or the passage of HB 193 reduces our recovery or the timeliness of cash flows, the revised mechanism could adversely impact our results of operations and cash flows.

We also submitted a filing in March 2018 regarding the customer benefit of the Tax Cuts and Jobs Act, calculated using two alternative methods. We cannot predict how the MPSC may address this filing. If the MPSC determines the credits due to customers are higher than the expected reduction to income tax expense, this would result in an adverse impact to results of operations and cash flows.

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

Severe weather impacts, including but not limited to, thunderstorms, high winds, microbursts, wildfires, tornadoes and snow or ice storms can disrupt energy generation, transmission and distribution. We derive a significant portion of our energy supply from hydroelectric facilities, and the availability of water can significantly affect operations. Higher temperatures may decrease the Montana snowpack and impact the timing of run-off and may require us to purchase replacement power. Dry conditions also increase the threat of wildfires, which could threaten our communities and electric distribution and transmission lines and facilities. In addition, wildfires alleged to have been caused by our system could expose us to substantial property damage and other claims. Any damage caused as a result of wildfires could negatively impact our financial condition, results of operations or cash flows.

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

Our revenues, results of operations and financial condition are impacted by customer growth and usage, which can be impacted by a number of factors, including the voluntary reduction of consumption of electricity and natural gas by our customers in response to increases in prices and demand-side management programs, economic conditions impacting decreases in their disposable income, and the use of distributed generation resources or other emerging technologies for electricity. Advances in distributed generation technologies that produce power, including fuel cells, micro-turbines, wind turbines and solar cells, may reduce the cost of alternative methods of producing power to a level competitive with central power station electric production. Customer-owned generation itself reduces the amount of electricity purchased from utilities and may have the effect of inappropriately increasing rates generally and increasing rates for customers who do not own generation, unless retail rates are designed to collect distribution grid costs across all customers in a manner that reflects the benefit from their use. Such developments could affect the price of energy, could affect energy deliveries as customer-owned generation becomes more cost-effective, could require further improvements to our distribution systems to address changing load demands and could make portions of our electric system power supply and transmission and/or distribution facilities obsolete prior to the end of their useful lives. Such technologies could also result in further declines in commodity prices or demand for delivered energy.

Decreasing use per customer (driven, for example, by appliance and lighting efficiency) and the availability of cost-effective distributed generation, both put downward pressure on load growth. Our resource plan includes an expected load growth assumption of 0.8 percent annually, which reflects low customer and usage increases, offset in part by these load reduction measures. Reductions in usage, attributable to various factors could materially affect our results of operations, financial position, and cash flows through, among other things, reduced operating revenues, increased operating and maintenance expenses, and increased capital expenditures, as well as potential asset impairment charges or accelerated depreciation and decommissioning expenses over shortened remaining asset useful lives.

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

As part of the settlement of litigation brought by the Sierra Club and the Montana Environmental Information Center against the owners and operator of Colstrip, the owners of Units 1 and 2 agreed to shut down these units no later than July 2022. We do not have ownership in Units 1 and 2, and decisions regarding these units, including their shut down, were made by their respective owners. However, the six owners of Colstrip currently share the operating costs pursuant to the terms of an operating agreement among the owners of Units 3 and 4 and a common facilities agreement among the owners of all four units. When Units 1 and 2 discontinue operation, we anticipate incurring incremental operating costs with respect to our interest in Unit 4 and expect to experience a negative impact on our transmission revenue due to reduced amounts of energy transmitted across our transmission lines. This reduction would be incorporated in our next general electric rate filing after the closure of Units 1 and 2, resulting in lower revenue credits to certain customers. In addition, the remaining depreciable life of our investment in Colstrip Unit 4 is through 2042. Two of the other joint owners have entered into settlements with regulators to accelerate the recovery of their investment in Colstrip Units 3 and 4 by using a depreciable life through 2027, but have not established a date for closure. Recovery of costs associated with the shut-down of the facility prior to the end of the useful life would be subject to MPSC approval.

Colstrip Units 3 and 4 are supplied with fuel from adjacent coal reserves under coal supply and transportation agreements in effect through 2019. We and the other joint owners are discussing new coal supply and transportation agreements, which anticipate expansion of the coal mine. This expansion requires environmental reviews and permitting. We cannot predict when or if those permits will be granted. Our coal supply and transportation agreements are with Western Energy Company (WeCo), a subsidiary of Westmoreland Coal Co. (Westmoreland), which notified its investors that it may seek Chapter 11 reorganization. While we cannot predict the ultimate effect of a Westmoreland or WeCo bankruptcy, we do not expect our existing coal supply and transportation agreements to be adversely affected and will continue negotiations for new agreements. If a new coal supply contract is not in place, we could continue under the current arrangement under mutual agreement, however the extraction costs would increase.

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

A downgrade of our credit ratings to less than investment grade could adversely affect our liquidity. Certain of our credit agreements and other credit arrangements with counterparties require us to provide collateral in the form of letters of credit or cash to support our obligations if we fall below investment grade. Also, a downgrade below investment grade could hinder our ability to raise capital on favorable terms. Higher interest rates on borrowings with variable interest rates could also have an adverse effect on our results of operations.

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

ITEM 6.                      EXHIBITS -

(a) Exhibits

Exhibit 10.1—Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 16, 2018, Commission File No. 1-10499).

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

NorthWestern Corporation
Date:	April 25, 2018	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer