Form 10-Q
period 2018-09-30
NORTHWESTERN CORP
filed 2018-10-24
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Common Stock, Par Value $0.01
50,321,046 shares outstanding at October 19, 2018

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Electric	$245,159	$274,785	$693,256	$774,890
Gas	34,715	35,148	189,937	186,214
Total Revenues	279,874	309,933	883,193	961,104
Operating Expenses
Cost of sales	72,247	97,507	200,514	301,324
Operating, general and administrative	73,787	67,670	221,966	218,605
Property and other taxes	42,451	39,111	128,306	118,520
Depreciation and depletion	43,581	41,525	130,877	124,481
Total Operating Expenses	232,066	245,813	681,663	762,930
Operating Income	47,808	64,120	201,530	198,174
Interest Expense, net	(22,035)	(23,149)	(68,202)	(69,957)
Other Income (Expense), net	2,051	(1,784)	1,798	(3,376)
Income Before Income Taxes	27,824	39,187	135,126	124,841
Income Tax Benefit (Expense)	358	(2,775)	(4,658)	(10,032)
Net Income	$28,182	$36,412	$130,468	$114,809

Average Common Shares Outstanding	50,318	48,487	49,871	48,441
Basic Earnings per Average Common Share	$0.56	$0.75	$2.62	$2.37
Diluted Earnings per Average Common Share	$0.56	$0.75	$2.61	$2.37
Dividends Declared per Common Share	$0.55	$0.525	$1.65	$1.575

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$28,182	$36,412	$130,468	114,809
Other comprehensive income, net of tax:
Foreign currency translation	(68)	(144)	113	(197)
Reclassification of net losses on derivative instruments	113	92	339	278
Total Other Comprehensive Income (Loss)	45	(52)	452	81
Comprehensive Income	$28,227	$36,360	$130,920	$114,890

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$6,912	$8,473
Restricted cash	7,181	3,556
Accounts receivable, net	127,930	182,282
Inventories	52,738	52,432
Regulatory assets	39,584	37,669
Other	12,877	11,947
Total current assets	247,222	296,359
Property, plant, and equipment, net	4,460,150	4,358,265
Goodwill	357,586	357,586
Regulatory assets	384,043	354,316
Other noncurrent assets	51,097	54,391
Total Assets	$5,500,098	$5,420,917
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of capital leases	2,255	$2,133
Short-term borrowings	—	319,556
Accounts payable	62,019	85,160
Accrued expenses	263,142	210,047
Regulatory liabilities	22,297	15,342
Total current liabilities	349,713	632,238
Long-term capital leases	20,511	22,213
Long-term debt	2,016,091	1,793,416
Deferred income taxes	373,872	340,729
Noncurrent regulatory liabilities	448,685	417,701
Other noncurrent liabilities	391,326	415,705
Total Liabilities	3,600,198	3,622,002
Commitments and Contingencies (Note 12)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 53,889,410 and 50,320,360 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	539	530
Treasury stock at cost	(95,634)	(96,376)
Paid-in capital	1,496,218	1,445,181
Retained earnings	509,240	458,352
Accumulated other comprehensive loss	(10,463)	(8,772)
Total Shareholders' Equity	1,899,900	1,798,915
Total Liabilities and Shareholders' Equity	$5,500,098	$5,420,917

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$130,468	$114,809
Items not affecting cash:
Depreciation and depletion	130,877	124,481
Amortization of debt issue costs, discount and deferred hedge gain	3,488	3,585
Stock-based compensation costs	4,935	4,998
Equity portion of allowance for funds used during construction	(2,737)	(4,098)
Gain on disposition of assets	(55)	(391)
Deferred income taxes	6,287	9,520
Changes in current assets and liabilities:
Accounts receivable	54,352	29,885
Inventories	(306)	(7,321)
Other current assets	(904)	232
Accounts payable	(19,090)	(12,985)
Accrued expenses	53,031	46,667
Regulatory assets	(1,915)	9,101
Regulatory liabilities	6,955	(11,135)
Other noncurrent assets	(8,031)	(12,625)
Other noncurrent liabilities	(10,937)	8,454
Cash Provided by Operating Activities	346,418	303,177
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(193,405)	(196,985)
Acquisitions	(18,504)	—
Proceeds from sale of assets	72	379
Cash Used in Investing Activities	(211,837)	(196,606)
FINANCING ACTIVITIES:
Treasury stock activity	2,056	899
Proceeds from issuance of common stock, net	44,797	4,807
Dividends on common stock	(81,723)	(75,633)
Line of credit borrowings	1,433,000	—
Line of credit repayments	(1,211,000)	—
Repayments of short-term borrowings, net	(319,556)	(31,073)
Financing costs	(91)	(156)
Cash Used in Financing Activities	(132,517)	(101,156)
Increase in Cash, Cash Equivalents, and Restricted Cash	2,064	5,415
Cash, Cash Equivalents, and Restricted Cash, beginning of period	12,029	9,505
Cash, Cash Equivalents, and Restricted Cash, end of period	$14,093	$14,920
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$55	$61
Interest	49,002	51,254
Significant non-cash transactions:
Capital expenditures included in accounts payable	11,893	9,973

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

(in thousands, except per share data)

	Number of Common Shares	Number of Treasury Shares	Common Stock	Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2016	51,958	3,626	$520	$1,384,271	$(95,769)	$396,919	$(9,714)	$1,676,227

Net income	—	—	—	—	—	114,809	—	114,809
Foreign currency translation adjustment	—	—	—	—	—	—	(197)	(197)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	278	278
Stock-based compensation	134	(14)	2	6,588	(693)	—	—	5,897
Issuance of shares	84	—	—	4,807	—	—	—	4,807
Dividends on common stock ($1.575 per share)	—	—	—	—	—	(75,633)	—	(75,633)
Balance at September 30, 2017	52,176	3,612	$522	$1,395,666	$(96,462)	$436,095	$(9,633)	$1,726,188

Balance at December 31, 2017	52,981	3,609	$530	$1,445,181	$(96,376)	$458,352	$(8,772)	$1,798,915

Net income	—	—	—	—	—	130,468	—	130,468
Foreign currency translation adjustment	—	—	—	—	—	—	113	113
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	339	339
Reclassification of certain tax effects from AOCL	—	—	—	—	—	2,143	(2,143)	—
Stock-based compensation	72	12	—	4,903	(668)	—	—	4,235
Issuance of shares	836	(52)	9	46,134	1,410	—	—	47,553
Dividends on common stock ($1.65 per share)	—	—	—	—	—	(81,723)	—	(81,723)
Balance at September 30, 2018	53,889	3,569	$539	$1,496,218	$(95,634)	$509,240	$(10,463)	$1,899,900

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Reference is made to Notes to Financial Statements included in NorthWestern Corporation’s Annual Report)
(Unaudited)

(1)	Nature of Operations and Basis of Consolidation

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and/or natural gas to approximately 718,300 customers in Montana, South Dakota and Nebraska.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to September 30, 2018, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain qualifying co-generation facilities and qualifying small power production facilities (QF). We identified one QF contract that may constitute a VIE. We entered into a 40-year power purchase contract in 1984 with this 35 megawatt (MW) coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per megawatt hour (MWH). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $177.1 million through 2024.

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

ASU 2017-07 was applied on a modified retrospective basis for the presentation of the other components of net periodic benefit cost in the Condensed Consolidated Statements of Income. Using the allowed practical expedient, we applied the amounts disclosed in the “Employee Benefit Plans” note to the 2017 Consolidated Financial Statements for the restatement of comparative information. The impact of the adoption of this guidance resulted in the reclassification of the other components of net benefit cost from operating, general, and administrative expense to other income (expense), net in the Condensed Consolidated Statements of Income. The following table summarizes the adjustments made to conform prior period classifications to the new guidance (in thousands):

	Three Months Ended September 30, 2017
	As Reported	Effect of Accounting Change	As Adjusted

Operating, general and administrative	$70,244	$(2,574)	$67,670
Other Income (Expense), net	790	(2,574)	(1,784)

	Nine Months Ended September 30, 2017
	As Reported	Effect of Accounting Change	As Adjusted

Operating, general and administrative	$226,394	$(7,789)	$218,605
Other Income (Expense), net	4,413	(7,789)	(3,376)

	As Reported	Effect of Accounting Change	As Adjusted
	Year Ended December 31, 2017

Operating, general and administrative	$305,137	$(10,334)	$294,803
Other Income (Expense), net	6,919	(10,334)	(3,415)

	Year Ended December 31, 2016

Operating, general and administrative	$302,893	$(9,030)	$293,863
Other Income (Expense), net	5,548	(9,030)	(3,482)

	Year Ended December 31, 2015

Operating, general and administrative	$297,475	$(6,757)	$290,718
Other Income (Expense), net	7,583	(6,757)	826

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

In November 2016, the FASB issued guidance that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this standard as of January 1, 2018 with retrospective application. For the nine months ended September 30, 2017, this change resulted in a $4.4 million and $7.1 million increase in cash, cash equivalents and restricted cash at the beginning and end of the period on our Condensed Consolidated Statements of Cash Flows, respectively. In addition, removing the change in restricted cash from operating activities in the Condensed Consolidated Statements of Cash Flows resulted in an increase of $2.6 million in our cash provided by operating activities for the nine months ended September 30, 2017.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016	December 31, 2015
Cash and cash equivalents	$6,912	$8,473	$7,868	$5,079	$11,980
Restricted cash	7,181	3,556	7,052	4,426	6,634
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$14,093	$12,029	$14,920	$9,505	$18,614

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

Accounting Standards Issued

Leases - In February 2016, the FASB issued revised guidance on accounting for leases. The new standard requires a lessee to recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms longer than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. We continue to evaluate the impact of adoption of this guidance, which is effective for us for interim and annual periods beginning January 1, 2019.

We expect to elect a package of practical expedients that will allow us to not reassess whether any expired or existing contract is a lease or contains a lease, the lease classification of any expired or existing leases, and the initial direct costs for any existing leases. We also expect to elect an additional practical expedient that permits entities to not evaluate existing land easements that were not previously accounted for as leases. In addition, our easements are primarily entered into in perpetuity and do not meet the definition of a lease in accordance with this guidance.

We do not have a significant amount of capital or operating leases. Therefore, based on our analysis to this point we do not expect this guidance to have a significant impact on our Financial Statements and disclosures other than an expected increase in assets and liabilities. We expect to apply a modified retrospective transition approach effective on the date of adoption.

(2)   Revenue from Contracts with Customers

Accounting Policy

Our revenues are primarily from tariff based sales. We provide gas and/or electricity to customers under these tariffs without a defined contractual term (at-will). As the revenue from these arrangements is equivalent to the electricity or gas supplied and billed in that period (including estimated billings), there will not be a shift in the timing or pattern of revenue recognition for such sales. We have also completed the evaluation of our other revenue streams, including those tied to longer term contractual commitments. These revenue streams have performance obligations that are satisfied at a point in time, and do not have a shift in the timing or pattern of revenue recognition.

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

Natural Gas Segment - Our regulated natural gas utility business primarily provides production, storage, transmission, and distribution services to our customers in our Montana, South Dakota, and Nebraska jurisdictions. We recognize revenue when natural gas is delivered to the customer. Payments on our tariff based sales are generally due in 20-30 days after the billing date.

Disaggregation of Revenue

The following tables disaggregate our revenue by major source and customer class (in millions):

	Three Months Ended
	September 30, 2018			September 30, 2017
	Electric	Natural Gas	Total	Electric	Natural Gas	Total

Montana	$67.6	$9.4	$77.0	$72.1	$10.0	$82.1
South Dakota	16.5	1.7	18.2	16.0	1.7	17.7
Nebraska	—	1.9	1.9	—	2.1	2.1
Residential	84.1	13.0	97.1	88.1	13.8	101.9
Montana	85.8	5.5	91.3	90.7	6.2	96.9
South Dakota	24.4	0.9	25.3	24.8	1.3	26.1
Nebraska	—	0.9	0.9	—	1.1	1.1
Commercial	110.2	7.3	117.5	115.5	8.6	124.1
Industrial	9.8	0.1	9.9	10.3	0.1	10.4
Lighting, Governmental, Irrigation, and Interdepartmental	11.4	0.1	11.5	12.6	—	12.6
Total Customer Revenues	215.5	20.5	236.0	226.5	22.5	249.0
Other Tariff and Contract Based Revenues	13.0	8.5	21.5	45.0	9.2	54.2
Total Revenue from Contracts with Customers	228.5	29.0	257.5	271.5	31.7	303.2

Regulatory amortization	16.7	5.7	22.4	3.3	3.4	6.7
Total Revenues	$245.2	$34.7	$279.9	$274.8	$35.1	$309.9

	Nine Months Ended
	September 30, 2018			September 30, 2017
	Electric	Natural Gas	Total	Electric	Natural Gas	Total

Montana	$214.3	$67.9	$282.2	$222.6	$70.3	$292.9
South Dakota	49.6	18.7	68.3	46.2	16.8	63.0
Nebraska	—	18.3	18.3	—	15.2	15.2
Residential	263.9	104.9	368.8	268.8	102.3	371.1
Montana	249.1	34.9	284.0	261.8	36.3	298.1
South Dakota	70.7	12.4	83.1	68.6	11.5	80.1
Nebraska	—	9.4	9.4	—	8.1	8.1
Commercial	319.8	56.7	376.5	330.4	55.9	386.3
Industrial	31.3	0.8	32.1	31.3	0.8	32.1
Lighting, Governmental, Irrigation, and Interdepartmental	23.5	0.7	24.2	26.7	0.6	27.3
Total Customer Revenues	638.5	163.1	801.6	657.2	159.6	816.8
Other Tariff and Contract Based Revenues	48.6	29.5	78.1	116.2	30.0	146.2
Total Revenue from Contracts with Customers	687.1	192.6	879.7	773.4	189.6	963.0

Regulatory amortization	6.2	(2.7)	3.5	1.5	(3.4)	(1.9)
Total Revenues	$693.3	$189.9	$883.2	$774.9	$186.2	$961.1

(3) Acquisition

Montana Wind Generation

In June 2018, we completed the purchase of the 9.7 MW Two Dot wind project near Two Dot, Montana for approximately $18.5 million. The Two Dot purchase price was allocated based on the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition as follows (in thousands):

Purchase Price Allocation
Assets Acquired
Property Plant and Equipment, net	$18,542
Current Assets	26
Total Assets Acquired	18,568

Liabilities Assumed
Accrued Expenses	64
Total Liabilities Assumed	64

Total Purchase Price	$18,504

(4) Regulatory Matters

Montana General Electric Rate Case

In September 2018, we filed an electric rate case with the Montana Public Service Commission (MPSC) requesting an annual increase to electric rates of approximately $34.9 million, which represents an approximate 6.6% increase in annual base revenues. Our request is based on a return on equity of 10.65% and an overall rate of return of 7.42% (except for Colstrip Unit 4, which the MPSC previously set for the life of the facility at a 10% return on equity and an 8.25% rate of return), based on approximately $2.35 billion of electric rate base and a capital structure of 51% debt and 49% equity.

We also requested that approximately $13.8 million of the proposed rate increase be approved on an interim basis effective November 1, 2018. We expect to receive a decision on our interim request by the end of 2018. If the MPSC does not issue an order within nine months of the filing, new rates may be placed into effect on an interim and refundable basis.

Tax Cuts and Jobs Act

In December 2017, H.R.1 (the Tax Cuts and Jobs Act) was signed into law, which enacts significant changes to U.S. tax and related laws. The primary impact to us is a reduction of the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Dockets were opened in each of our jurisdictions to investigate the customer benefit of this reduction in the federal corporate income tax rate. During the third quarter of 2018, we received approval of settlements in our South Dakota and Nebraska jurisdictions.

•
In September 2018, the South Dakota Public Utilities Commission (SDPUC) approved a settlement agreement regarding the Tax Cuts and Jobs Act between us and SDPUC staff resulting in a one-time refund to electric and natural gas customers of $3 million by October 31, 2018. The approved settlement also includes a two-year rate moratorium, ensuring customer rates remain static until January 1, 2021. The earliest we can file a request to increase rates is June 30, 2020.

•
In August 2018, the Nebraska Public Service Commission approved a settlement between us and the cities of Grand Island, Kearney and North Platte to evaluate the impact of the Tax Cuts and Jobs Act on an annual basis. This is consistent with our proposal to use any calculated customer benefit to defer planned future rate filings and had no impact on the Financial Statements.

Montana - In March 2018, we submitted a filing to the MPSC calculating the estimated benefit of the Tax Cuts and Jobs Act related savings to customers using two alternative methods. The first method was calculated based on the expected income tax expense reduction in 2018, with no impact to net income. The second method was calculated by revising the electric and natural gas revenue requirements in the last applicable test years. For our electric customers, we proposed to use 50% of the benefit as a direct refund to customers, and to use the other 50% to remove trees outside our electric transmission and distribution lines' rights of way, which pose risks to our system including disruption of service, property damage, and/or forest fires. We have begun work to remove trees outside our right of way, and as of September 30, 2018, have deferred $0.7 million of costs, which is recorded in the Condensed Consolidated Balance Sheets to reflect the impacts of the Tax Cuts and Jobs Act, subject to MPSC approval. For our natural gas customers, we proposed to use the benefit as a direct refund to customers. The MPSC held a hearing during the third quarter of 2018, and we expect a decision in the matter by the end of 2018.

As of September 30, 2018, we have deferred revenue of approximately $13.3 million associated with the impacts of the Tax Cuts and Jobs Act in our Montana jurisdiction. As discussed above, the customer benefit is calculated in our filing using two alternate methods based on current and historic test periods. The revenue deferral is based upon our 2018 estimated impact of Tax Cuts and Jobs Act of approximately $18 million to $23 million and is offset by a corresponding reduction in income tax expense. Application of the historic method would result in customer refunds that exceed the reduction in our 2018 taxes, which would be an additional reduction in pretax earnings and cash flows ranging from approximately $5 million to $10 million.

A docket has also been opened with regard to our Montana assets subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC), where we proposed using reduced revenue requirements from the impacts of the Tax Cuts and Jobs Act to defer planned future rate filings in both jurisdictions.

Montana QF Tariff Filing

Under the Public Utility Regulatory Policies Act (PURPA), electric utilities are required, with certain exceptions, to purchase energy and capacity from independent power producers that are QFs. In May 2016, we filed an application for approval of a revised tariff for standard rates for small QFs (3 MW or less). In November 2017, the MPSC issued an order (QF Order) revising the QF tariff to establish a maximum contract length of 15 years and substantially lowering the rate for future QF contracts. In the QF Order, the MPSC also upheld an initial decision to apply the contract term to our future owned and contracted electric supply resources. We, as well as Cypress Creek Renewables, LLC, Vote Solar, and Montana Environmental Information Center, sought judicial review of the QF Order before the Montana State District Court. Briefing is complete and oral argument was held in September 2018. We expect the Court to issue a decision in the fourth quarter of 2018.

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

Cost Recovery Mechanisms

Montana House Bill 193 / Electric Tracker - In April 2017, the Montana legislature passed House Bill 193 (HB 193), amending the statute that provided for mandatory recovery of 100% of our prudently incurred electric supply costs. The revised statute gives the MPSC discretion whether to approve an electric supply cost adjustment mechanism. The MPSC initiated a process to develop a replacement electric supply cost adjustment mechanism, and in response, in July 2017, we filed a proposed electric Power Cost and Credit Adjustment Mechanism (PCCAM).

In September 2018, the MPSC held a work session and voted to approve a PCCAM with the following provisions:

•	A baseline of power supply costs, which are consistent with what we proposed;

•
A sharing mechanism that includes a +/- $4.1 million deadband applied to the difference between actual costs and revenues,with differences beyond the deadband shared by allocating 90% to customers and 10% to shareholders; and

•	Retroactive implementation to the effective date of HB 193 (July 1, 2017).

Based on the MPSC's work session, we recorded an estimate of the impact of the MPSC's decision during the third quarter of 2018, which resulted in an approximate $1.8 million net reduction in revenue to be recovered from customers in the Condensed Consolidated Statements of Income. This includes an approximately $3.3 million increase in revenues for the PCCAM period

2017/2018 offset by an approximately $5.1 million reduction in revenues for the first three months of the 2018/2019 PCCAM period. We expect a final order to be issued during the fourth quarter of 2018.

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

Montana Electric Tracker Litigation - 2013/2014 - In 2016, the MPSC issued an order which, in total, resulted in a $12.4 million disallowance of costs, including interest. The order included a disallowance of replacement power costs from a 2013 outage at Colstrip Unit 4. In September 2016, we appealed that order to the Montana District Court, arguing that the order was arbitrary and capricious and violated Montana law. On July 30, 2018, the Montana District Court issued a decision upholding the MPSC’s order disallowing recovery of the replacement power costs. We did not appeal this decision.

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

The following table summarizes the significant differences in income tax expense based on the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended September 30,
	2018		2017
Income Before Income Taxes	$27,824		$39,187

Income tax calculated at federal statutory rate	5,843	21.0%	13,715	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	638	2.3	(678)	(1.7)
Prior year permanent return to accrual adjustments	(2,978)	(10.7)	(850)	(2.2)
Flow-through repairs deductions	(2,394)	(8.6)	(7,014)	(17.9)
Production tax credits	(1,656)	(6.0)	(2,254)	(5.8)
Plant and depreciation of flow through items	(95)	(0.3)	(77)	(0.2)
Other, net	284	1.0	(67)	(0.1)
	(6,201)	(22.3)	(10,940)	(27.9)

Income Tax (Benefit) Expense	$(358)	(1.3)%	$2,775	7.1%

	Nine Months Ended September 30,
	2018		2017
Income Before Income Taxes	$135,126		$124,841

Income tax calculated at federal statutory rate	28,376	21.0%	43,694	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	2,171	1.6	(2,004)	(1.6)
Flow-through repairs deductions	(13,075)	(9.7)	(20,564)	(16.5)
Production tax credits	(8,103)	(6.0)	(7,544)	(6.0)
Prior year permanent return to accrual adjustments	(2,978)	(2.2)	(850)	(0.7)
Plant and depreciation of flow through items	(1,582)	(1.2)	(2,203)	(1.8)
Share-based compensation	275	0.2	(399)	(0.3)
Other, net	(426)	(0.3)	(98)	(0.1)
	(23,718)	(17.6)	(33,662)	(27.0)

Income Tax Expense	$4,658	3.4%	$10,032	8.0%

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We have unrecognized tax benefits of approximately $56.6 million as of September 30, 2018, including approximately $47.6 million that, if recognized, would impact our effective tax rate. It is reasonably possible that our unrecognized tax benefits may decrease by up to $20.1 million in the next 12 months due to the expiration of statutes of limitation.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the nine months ended September 30, 2018 and 2017, we recognized $0.9 million and $0.6 million, respectively, of expense for interest and penalties in the Condensed Consolidated Statements of Income. As of September 30, 2018 and December 31, 2017, we had $2.4 million and $1.5 million, respectively, of interest accrued in the Condensed Consolidated Balance Sheets.

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

There were no changes in our goodwill during the nine months ended September 30, 2018. Goodwill by segment is as follows for both September 30, 2018 and December 31, 2017 (in thousands):

Electric	$243,558
Natural gas	114,028
Total	$357,586

(7) Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	Three Months Ended
	September 30, 2018			September 30, 2017
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(68)	$—	$(68)	$(144)	$—	$(144)
Reclassification of net losses on derivative instruments	153	(40)	113	152	(60)	92
Other comprehensive income (loss)	$85	$(40)	$45	$8	$(60)	$(52)

	Nine Months Ended
	September 30, 2018			September 30, 2017
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$113	$—	$113	$(197)	$—	$(197)
Reclassification of net losses on derivative instruments	460	(121)	339	458	(180)	278
Other comprehensive income	$573	$(121)	$452	$261	$(180)	$81

Balances by classification included within AOCL on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	September 30, 2018	December 31, 2017
Foreign currency translation	$1,291	$1,178
Derivative instruments designated as cash flow hedges	(9,642)	(9,981)
Reclassification of certain tax effects from AOCL	(2,143)	—
Postretirement medical plans	31	31
Accumulated other comprehensive loss	$(10,463)	$(8,772)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		September 30, 2018
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(11,905)	$38	$1,359	$(10,508)
Other comprehensive loss before reclassifications		—	—	(68)	(68)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Net current-period other comprehensive income (loss)		113	—	(68)	45
Ending balance		$(11,792)	$38	$1,291	$(10,463)

		Three Months Ended
		September 30, 2017
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,166)	$(742)	$1,327	(9,581)
Other comprehensive loss before reclassifications		—	—	(144)	(144)
Amounts reclassified from AOCL	Interest Expense	92	—	—	92
Net current-period other comprehensive income (loss)		92	—	(144)	(52)
Ending balance		$(10,074)	$(742)	$1,183	$(9,633)

		Nine Months Ended
		September 30, 2018
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,981)	$31	$1,178	$(8,772)
Other comprehensive income before reclassifications		—	—	113	113
Amounts reclassified from AOCL	Interest Expense	339	—	—	339
Net current-period other comprehensive income		339	—	113	452
Reclassification of certain tax effects from AOCL		(2,150)	7	—	(2,143)
Ending balance		$(11,792)	$38	$1,291	$(10,463)

		Nine Months Ended
		September 30, 2017
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,352)	$(742)	$1,380	$(9,714)
Other comprehensive loss before reclassifications		—	—	(197)	(197)
Amounts reclassified from AOCL	Interest Expense	278	—	—	278
Net current-period other comprehensive income (loss)		278	—	(197)	81
Ending balance		$(10,074)	$(742)	$1,183	$(9,633)

(8) Financing Activities

In September 2017, we entered into an Equity Distribution Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and J. P. Morgan Securities LLC, collectively the sales agents, pursuant to which we offered and sold shares of our common stock from time to time, having an aggregate gross sales price of up to $100 million. We concluded this program during the second quarter of 2018. Since inception of the program, we sold 1,724,703 shares of our common stock at an average price of $57.98 per share. Net proceeds received were approximately $98.6 million, which are net of sales commissions and other fees paid of approximately $1.4 million.

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

Financial data for the business segments are as follows (in thousands):

Three Months Ended
September 30, 2018	Electric	Gas	Other	Eliminations	Total
Operating revenues	$245,159	$34,715	$—	$—	$279,874
Cost of sales	66,512	5,735	—	—	72,247
Gross margin	178,647	28,980	—	—	207,627
Operating, general and administrative	54,009	19,146	632	—	73,787
Property and other taxes	33,452	8,997	2	—	42,451
Depreciation and depletion	36,202	7,377	2	—	43,581
Operating income (loss)	54,984	(6,540)	(636)	—	47,808
Interest expense	(19,070)	(1,436)	(1,529)	—	(22,035)
Other income	926	436	689	—	2,051
Income tax (expense) benefit	(2,183)	362	2,179	—	358
Net income (loss)	$34,657	$(7,178)	$703	$—	$28,182
Total assets	$4,408,464	$1,076,341	$15,293	$—	$5,500,098
Capital expenditures	$60,062	$16,887	$—	$—	$76,949

Three Months Ended
September 30, 2017	Electric	Gas	Other	Eliminations	Total
Operating revenues	$274,785	$35,148	$—	$—	$309,933
Cost of sales	91,327	6,180	—	—	97,507
Gross margin	183,458	28,968	—	—	212,426
Operating, general and administrative (1)	51,675	18,566	(2,571)	—	67,670
Property and other taxes	30,754	8,355	2	—	39,111
Depreciation and depletion	34,127	7,390	8	—	41,525
Operating income (loss)	66,902	(5,343)	2,561	—	64,120
Interest expense	(20,644)	(1,418)	(1,087)	—	(23,149)
Other (expense) income (1)	(613)	18	(1,189)	—	(1,784)
Income tax (expense) benefit	(4,153)	2,334	(956)	—	(2,775)
Net income (loss)	$41,492	$(4,409)	$(671)	$—	$36,412
Total assets	$4,498,807	$1,127,464	2,684	$—	$5,628,955
Capital expenditures	$62,799	$15,063	$—	$—	$77,862
______________
(1)         We adopted ASU 2017-07 on January 1, 2018. As a result, we recorded the non-service cost component of net periodic benefit cost within other income (expense), net. We adopted this standard retrospectively and $1.9 million and $0.7 million, respectively, were reclassified from electric and gas operating, general and administrative expenses to other income (expense), net for the three months ended September 30, 2017, to conform to current period presentation.

Nine Months Ended
September 30, 2018	Electric	Gas	Other	Eliminations	Total
Operating revenues	$693,256	$189,937	$—	$—	$883,193
Cost of sales	143,398	57,116	—	—	200,514
Gross margin	549,858	132,821	—	—	682,679
Operating, general and administrative	161,551	60,015	400	—	221,966
Property and other taxes	100,825	27,475	6	—	128,306
Depreciation and depletion	108,494	22,365	18	—	130,877
Operating income (loss)	178,988	22,966	(424)	—	201,530
Interest expense	(58,908)	(4,451)	(4,843)	—	(68,202)
Other income	1,364	353	81	—	1,798
Income tax (expense) benefit	(5,330)	(1,372)	2,044	—	(4,658)
Net income (loss)	$116,114	$17,496	$(3,142)	$—	$130,468
Total assets	$4,408,464	$1,076,341	$15,293	$—	$5,500,098
Capital expenditures	$155,804	$37,601	$—	$—	$193,405

Nine Months Ended
September 30, 2017	Electric	Gas	Other	Eliminations	Total
Operating revenues	$774,890	$186,214	$—	$—	$961,104
Cost of sales	246,858	54,466	—	—	301,324
Gross margin	528,032	131,748	—	—	659,780
Operating, general and administrative (1)	160,610	58,956	(961)	—	218,605
Property and other taxes	92,824	25,688	8	—	118,520
Depreciation and depletion	102,302	22,155	24	—	124,481
Operating income	172,296	24,949	929	—	198,174
Interest expense	(62,745)	(4,464)	(2,748)	—	(69,957)
Other (expense) income (1)	(2,760)	(710)	94	—	(3,376)
Income tax (expense) benefit	(7,563)	(3,800)	1,331	—	(10,032)
Net income (loss)	$99,228	$15,975	$(394)	$—	$114,809
Total assets	$4,498,807	$1,127,464	$2,684	$—	$5,628,955
Capital expenditures	$159,835	$37,150	$—	$—	$196,985
_____________
(1)         We adopted ASU 2017-07 on January 1, 2018. As a result, we recorded the non-service cost component of net periodic benefit cost within other income (expense), net. We adopted this standard retrospectively and $5.6 million and $2.2 million, respectively, were reclassified from electric and gas operating, general and administrative expenses to other income (expense), net for the nine months ended September 30, 2017, to conform to current period presentation.

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

	Three Months Ended
	September 30, 2018	September 30, 2017
Basic computation	50,317,813	48,486,899
Dilutive effect of:
Performance share awards (1)	142,730	64,598

Diluted computation	50,460,543	48,551,497

	Nine Months Ended
	September 30, 2018	September 30, 2017
Basic computation	49,871,042	48,441,463
Dilutive effect of:
Performance share awards (1)	139,371	65,323

Diluted computation	50,010,413	48,506,786

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

(11) Employee Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. Net periodic benefit cost (income) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Components of Net Periodic Benefit Cost (Income)
Service cost	$2,944	$2,749	$100	$114
Interest cost	6,105	6,408	145	178
Expected return on plan assets	(7,051)	(5,991)	(239)	(211)
Amortization of prior service cost	1	1	(471)	(471)
Recognized actuarial loss (gain)	1,090	1,959	(19)	80
Net Periodic Benefit Cost (Income)	$3,089	$5,126	$(484)	$(310)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Components of Net Periodic Benefit Cost (Income)
Service cost	$8,832	$8,246	$299	$342
Interest cost	18,315	19,225	434	536
Expected return on plan assets	(21,155)	(17,973)	(716)	(635)
Amortization of prior service cost	3	3	(1,412)	(1,412)
Recognized actuarial loss (gain)	3,270	5,878	(59)	239
Net Periodic Benefit Cost (Income)	$9,265	$15,379	$(1,454)	$(930)

We adopted ASU 2017-07 on January 1, 2018. As a result, we recorded the non-service cost component of net periodic benefit cost within other expense, net. This standard requires retrospective adoptions, which resulted in a $2.6 million and $7.8 million reclassification from operating, general and administrative expenses to other income (expense), net for the three and nine months ended September 30, 2017, to conform to current period presentation.

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, the majority of our environmental reserve relates to the remediation of former manufactured gas plant sites owned by us and is estimated to range between $26.7 million and $31.2 million. As of September 30, 2018, we have a reserve of approximately $28.8 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $22.1 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies, implementing remedial actions pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources, and conducting ongoing monitoring and operation and maintenance activities. As of September 30, 2018, the reserve for remediation costs at this site is approximately $8.8 million, and we estimate that approximately $3.9 million of this amount will be incurred through the end of 2022.

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

In addition, we own or have responsibility for sites in Butte, Missoula and Helena, Montana on which former manufactured gas plants were located. The Butte and Helena sites, both listed as high priority sites on Montana's state superfund list, were placed into the Montana Department of Environmental Quality (MDEQ) voluntary remediation program for cleanup due to soil and groundwater impacts. Soil and coal tar were removed at the sites in accordance with the MDEQ requirements. Groundwater monitoring is conducted semiannually at both sites. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of additional remedial actions and/or investigations, if any, at the Butte site. In August 2016, the MDEQ sent us a Notice of Potential Liability and Request for Remedial Action regarding the Helena site. In September 2017, we submitted a Draft Remedial Investigation Work Plan (Draft RIWP) for the Helena site, based on the request of the MDEQ. The MDEQ provided comments in August 2018, which did not materially impact our original plan, and we are revising the Draft RIWP accordingly.

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

The Clean Power Plan (CPP) was published in October 2015 and was intended to establish GHG performance standards for existing power plants under Clean Air Act Section 111(d). The CPP established CO2 emission performance standards for existing electric utility steam generating units and natural gas combined cycle units. As a result of the Executive Order review, on October 10, 2017, the EPA proposed to repeal the CPP. In addition, petitions for review and reconsideration of the CPP were filed by numerous parties, including us. Those proceedings are currently being held in abeyance, at the request of the EPA, in the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) pending implementation of the Executive Order.

On August 31, 2018, EPA published the proposed Affordable Clean Energy Rule (ACE), intended to serve as a replacement for the CPP. If finalized as proposed, it is expected that the ACE would generally require a lower level of CO2 emission reductions than the CPP and provide more regulatory flexibility to individual states.

We cannot predict whether the CPP will be repealed or whether the ACE will be implemented in its current form. In addition, it is unclear how pending or future litigation relating to GHG matters, including the actions pending in the D.C. Circuit, will impact us. If GHG regulations are implemented, it could result in additional compliance costs that could affect our future results of operations and financial position if such costs are not recovered through regulated rates. We will continue working with federal and state regulatory authorities, other utilities, and stakeholders to seek relief from any GHG regulations that, in our view, disproportionately impact customers in our region.

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

On January 10, 2017, the EPA published amendments to the requirements under the Clean Air Act for state plans for protection of visibility. Among other things, these amendments revised the process and requirements for the state implementation plans and extended the due date for the next periodic comprehensive regional haze state implementation plan revisions from 2018 to 2021. Therefore, by 2021, Montana, or EPA, must develop a revised plan that demonstrates reasonable progress toward eliminating man-made emissions of visibility impairing pollutants, which could impact Colstrip Unit 4. In March 2017, we filed a Petition for Review of these amendments with the D.C. Circuit, which was consolidated with other petitions challenging the final rule. While the EPA has not responded to our petition, on January 19, 2018, EPA advised the D.C. Circuit that it intended to initiate rulemaking to revisit the amendment, and asked that the case be held in abeyance. On January 30, 2018, the D.C. Circuit granted the EPA's request to hold the case in abeyance pending further order of the court. On July 26, 2018, the EPA filed a status report with the D.C. Circuit advising it that EPA has continued to assess the rule and expressing the EPA’s belief that the case should remain in abeyance while its administrative proceeding continues.

Jointly Owned Plants - We have joint ownership in generation plants located in South Dakota, North Dakota, Iowa and Montana that are or may become subject to the various regulations discussed above that have been issued or proposed. Regarding the CPP and ACE proposals, as discussed above, we cannot predict the impact on us until there is a definitive judicial decision or administrative action by the EPA.

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

LEGAL PROCEEDINGS

Pacific Northwest Solar Litigation

Pacific Northwest Solar, LLC (PNWS) is a solar QF developer seeking to construct small solar facilities in Montana. We began negotiating with PNWS in early 2016 to purchase the output from these facilities at the rates set forth in our QF-1 Tariff, which is applicable to projects no larger than three MWs.

On June 16, 2016, however, the MPSC suspended the availability of the QF-1 Tariff standard rates for that category of solar projects, which included the various projects proposed by PNWS. The MPSC exempted from the suspension any projects for which a QF had submitted a signed power purchase agreement and had executed an interconnection agreement by June 16, 2016. Because PNWS had not executed interconnection agreements for any of its projects by that date, none of its projects qualified for the exemption.

In November 2016, PNWS sued us in state court seeking unspecified damages for breach of contract and a judicial declaration that some or all of 21 proposed power purchase agreements it had proposed to us were in effect despite the MPSC's Order. We removed the state lawsuit to the United States District Court for the District of Montana.

PNWS also requested the MPSC to exempt its projects from the tariff suspension and allow those projects to receive the QF-1 Tariff rate that had been in effect prior to the suspension. We joined in PNWS’s request for relief with respect to four of the projects. The MPSC, however, did not grant any of the relief requested by PNWS or us.

In August 2017, pursuant to a non-monetary, partial settlement with us, PNWS amended its original complaint to limit its claims for enforcement and/or damages to only four of the 21 power purchase agreements. We subsequently filed a motion to dismiss and a motion for partial summary judgment, and PNWS filed a motion for summary judgment on its request for declaratory relief regarding those four power purchase agreements. The United States District Court denied all of those motions in August of 2018.

Discovery is scheduled to conclude in November 2018 and pre-trial motions are due in January 2019. No trial date has yet been set. We dispute the remaining claims in PNWS’ lawsuit and will continue to vigorously defend against them. Discovery is not complete and we cannot currently predict an outcome or estimate the amount or range of loss that would result from an adverse outcome in the litigation. We anticipate that any breach of contract damages awarded would be borne by us. If the United States District Court determines that we must purchase power from PNWS at the QF-1 Tariff rate that was in effect prior to June 16, 2016, we would seek to recover those costs from customers, subject to the terms of the final PCCAM order.

State of Montana - Riverbed Rents

On April 1, 2016, the State of Montana (State) filed a complaint on remand (the State's Complaint) with the Montana First Judicial District Court (State District Court), naming us, along with Talen Montana, LLC (Talen) as defendants. The State claimed it owns the riverbeds underlying 10 of our hydroelectric facilities (dams, along with reservoirs and tailraces) on the Missouri, Madison and Clark Fork Rivers, and seeks rents for Talen’s and our use and occupancy of such lands. The facilities at issue include the Hebgen, Madison, Hauser, Holter, Black Eagle, Rainbow, Cochrane, Ryan, and Morony facilities on the Missouri and Madison Rivers and the Thompson Falls facility on the Clark Fork River. We acquired these facilities from Talen in November 2014.

The litigation has a long prior history, which culminated with a 2012 decision by the United States Supreme Court holding that the Montana Supreme Court erred in not considering a segment-by-segment approach to determine navigability and relying on present day recreational use of the rivers. It also held that what it referred to as the Great Falls Reach "at least from the head of the first waterfall to the foot of the last" was not navigable for title purposes, and thus the State did not own the riverbeds in that segment. The United States Supreme Court remanded the case to the Montana Supreme Court for further proceedings not inconsistent with its opinion. Following the 2012 remand, the case laid dormant for four years until the State's Complaint was filed with the State District Court. On April 20, 2016, we removed the case from State District Court to the United States District Court for the District of Montana (Federal District Court). The State filed a motion to remand. Following briefing and argument, on October 10, 2017, the Federal District Court entered an order denying the State’s motion.

Because the State's complaint on remand included a claim that the State owned the riverbeds in the Great Falls Reach, on October 16, 2017, we and Talen renewed our earlier filed motions seeking to dismiss the portion of the State's complaint concerning the Great Falls Reach in light of the United States Supreme Court’s decision. On August 1, 2018, the Federal

District Court granted the motions to dismiss the State’s complaint on remand as it pertains to approximately 8.2 miles of riverbed between Black Eagle Falls and the Great Falls. In particular the dismissal pertains to the Black Eagle Dam, Rainbow Dam and reservoir, Cochrane Dam and reservoir, and Ryan Dam and reservoir. This leaves a portion of the Black Eagle reservoir and Morony Dam and reservoir at issue. While the dismissal of these four facilities is subject to appeal, that appeal would not likely occur until after judgment in the case. We and Talen filed our respective answers to the State’s complaint on August 22, 2018. Additionally, we and Talen filed a motion to join the United States as a defendant to the litigation. The motion is fully briefed and we expect the Federal District Court to either schedule oral argument on the joinder motion or decide it on the briefs.

We dispute the State’s claims and intend to vigorously defend the lawsuit. This matter is still at its early stages, and we cannot predict an outcome. If the Federal District Court determines the riverbeds are navigable under the remaining six facilities that were not dismissed and if it calculates damages as the State District Court did in 2008, we estimate the annual rents could be approximately $3.8 million commencing when we acquired the facilities in November 2014. We anticipate that any obligation to pay the State rent for use and occupancy of the riverbeds would be recoverable in rates from customers, although there can be no assurances that the MPSC would approve any such recovery.

Wilde Litigation

In October 2017, Martin Wilde, a Montana resident and wind developer, and three entities with which he is affiliated, commenced a lawsuit against the MPSC, each individual commissioner of the MPSC (in each of their official and individual capacities), and NorthWestern in the Montana Eighth Judicial District Court (Eighth District Court). The plaintiffs allege that the MPSC collaborated with NorthWestern to set discriminatory rates and contract durations for QF developers. The plaintiffs seek power purchase agreements at $45.19 per megawatt hour for a 25-year term or, as an alternative remedy to the alleged discrimination, a reduction in NorthWestern’s rates by $17.03 per megawatt hour. The plaintiffs also seek compensatory damages of not less than $4.8 million, various forms of declaratory relief, injunctive relief, unspecified damages, and punitive damages.

The Eighth District Court conducted a hearing in October 2017, on the plaintiffs' application for a preliminary injunction to stop the defendants from the alleged ongoing discrimination that harms development of renewable energy in Montana. At the hearing’s conclusion, the court did not rule on the requested injunction but orally ordered post-hearing briefs and set deadlines for answers and dispositive motions. Before the parties filed the pleadings, the plaintiffs issued discovery, NorthWestern moved for a stay of discovery, and Mr. Wilde died in a farming accident. In response to a request from the plaintiffs, the Eighth District Court stayed the proceeding through May 11, 2018. Once the stay expired, the plaintiffs filed a request for a status conference, a motion to transfer the case, and a notice of their initial discovery. NorthWestern filed a motion for summary judgment and a renewal of its motion to stay discovery. The application for preliminary injunction and the parties’ motions are pending before the Eighth District Court.

We dispute the claims in the lawsuit and intend to vigorously defend those claims. This matter is in the initial stages, and we cannot predict an outcome or estimate the amount or range of loss that would result from an adverse outcome in the remaining claims.

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

HOW WE PERFORMED AGAINST OUR THIRD QUARTER 2017 RESULTS

	Quarter-over-Quarter Change

Gross Margin by Segment(1)
Electric	$(4.8)M	ê	(2.6)%
Natural Gas	$0.1M	é	0.3%

Operating Income	$(16.3)M	ê	(25.4)%

Net Income	$(8.2)M	ê	(22.6)%

Diluted Earnings per Average Common Share	$(0.19)	ê	(25.3)%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" below.

For the third quarter of 2018, net income decreased by approximately $8.2 million, due to lower gross margin as a result of unfavorable weather and the PCCAM adjustment, and increased operating expenses, partly offset by lower interest and income tax expense.

Following is a brief overview of significant items for 2018.

SIGNIFICANT TRENDS AND REGULATION

Montana General Electric Rate Case

In September 2018, we filed an electric rate case with the MPSC requesting an annual increase to electric rates of approximately $34.9 million, which represents an approximate 6.6% increase in annual base revenues. Our request is based on a return on equity of 10.65% and an overall rate of return of 7.42% (except for Colstrip Unit 4 which the MPSC previously set for the life of the facility at a 10% return on equity and an 8.25% rate of return), based on approximately $2.35 billion of electric rate base and a capital structure of 51 percent debt and 49 percent equity.

We also requested that approximately $13.8 million of the rate increase be approved on an interim basis effective November 1, 2018. We expect to receive a decision on our interim request by the end of 2018. If the MPSC does not issue an order within nine months of the filing, new rates may be placed into effect on an interim and refundable basis.

Tax Cuts and Jobs Act

In December 2017, the Tax Cuts and Jobs Act was signed into law, which enacts significant changes to U.S. tax and related laws. The primary impact to us is a reduction of the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Dockets were opened in each of our jurisdictions to investigate the customer benefit of this reduction in the federal corporate income tax rate. During the third quarter of 2018, we received approval of settlement agreements in our South Dakota and Nebraska jurisdictions regarding the customer benefit of the Tax Cuts and Jobs Act. As a result, in South Dakota we expect to refund $3.0 million to customers by October 31, 2018, and agreed to a two-year rate moratorium, ensuring customer rates remain static until January 1, 2021. These settlements did not have a material effect on the Financial Statements.

In Montana, the MPSC held a hearing during the third quarter of 2018, and we expect a decision in the matter by the end of 2018. We have deferred revenue of approximately $13.3 million associated with the impacts of the Tax Cuts and Jobs Act in our Montana jurisdiction as of September 30, 2018. For purposes of the Montana filing, we calculated the customer benefit using two alternate methods based on current and historic test periods. The revenue deferral is based upon our 2018 estimated impact of Tax Cuts and Jobs Act of approximately $18 million to $23 million and is offset by a corresponding reduction in income tax expense. Application of the historic method would result in customer refunds that exceed the reduction in our 2018 taxes, which would be an additional reduction in pretax earnings and cash flows ranging from approximately $5 million to $10 million. We cannot predict how the MPSC may calculate the amount of credits due to customers.

Cost Recovery Mechanisms

Montana House Bill 193 / Electric Tracker - In April 2017, the Montana legislature passed HB 193, amending the statute that provided for mandatory recovery of 100% of our prudently incurred electric supply costs. The revised statute gives the MPSC discretion whether to approve an electric supply cost adjustment mechanism. The MPSC initiated a process to develop a replacement electric supply cost adjustment mechanism, and in response, in July 2017, we filed a proposed electric PCCAM.

In September 2018, the MPSC held a work session and voted to approve a PCCAM with the following provisions:

•	A baseline of power supply costs, which are consistent with what we proposed;

•
A sharing mechanism that includes a +/- $4.1 million deadband applied to the difference between actual costs and revenues, with differences beyond the deadband shared by allocating 90% to customers and 10% to shareholders; and

•	Retroactive implementation to the effective date of HB 193 (July 1, 2017).

Based on the MPSC's work session, we recorded an estimate of the impact of the MPSC's decision during the third quarter of 2018, which resulted in an approximate $1.8 million net reduction in revenue to be recovered from customers in the Condensed Consolidated Statements of Income. We expect a final order to be issued during the fourth quarter of 2018. For further discussion, see Results of Operations in Management's Discussion and Analysis below.

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

Management believes that Gross Margin provides a useful measure for investors and other financial statement users to analyze our financial performance in that it excludes the effect on total revenues caused by volatility in energy costs and associated regulatory mechanisms. This information is intended to enhance an investor's overall understanding of results. Under our various state regulatory mechanisms, as detailed below, our supply costs are generally collected from customers, and as a result do not typically impact operating or net income. In addition, Gross Margin is used by us to determine whether we are collecting the appropriate amount of energy costs from customers to allow recovery of operating costs, as well as to analyze how changes in loads (due to weather, economic or other conditions), rates and other factors impact our results of operations. Our Gross Margin measure may not be comparable to that of other companies' presentations or more useful than the GAAP information provided elsewhere in this report.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017

	Electric		Natural Gas		Total
	2018	2017	2018	2017	2018	2017
	(dollars in millions)
Reconciliation of gross margin to operating revenue:
Operating Revenues	$245.2	$274.8	$34.7	$35.1	$279.9	$309.9
Cost of Sales	66.5	91.3	5.7	6.2	72.2	97.5
Gross Margin(1)	$178.7	$183.5	$29.0	$28.9	$207.7	$212.4
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Three Months Ended September 30,
	2018	2017	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$178.7	$183.5	$(4.8)	(2.6)%
Natural Gas	29.0	28.9	0.1	0.3
Total Gross Margin(1)	$207.7	$212.4	$(4.7)	(2.2)%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Primary components of the change in gross margin, defined as revenues less cost of sales, include the following:

Gross Margin 2018 vs. 2017
(in millions)
Gross Margin Items Impacting Net Income
Electric and natural gas retail volumes	$(2.8)
PCCAM adjustment	(1.8)
Montana natural gas rates	(0.2)
Electric transmission	1.2
Other	(0.3)
Change in Gross Margin Impacting Net Income	(3.9)

Gross Margin Items Offset Within Net Income
Tax Cuts and Jobs Act deferral	(2.9)
Production tax credits flowed-through trackers	(1.4)
Property taxes recovered in trackers	3.0
Operating expenses recovered in trackers	0.5
Change in Items Offset Within Net Income	(0.8)
Decrease in Gross Margin(1)	$(4.7)
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Consolidated gross margin for items impacting net income decreased $3.9 million due to the following items:

•
A net decrease in Montana jurisdiction electric and natural gas retail volumes due primarily to cooler summer weather, partially offset by warmer summer weather in our South Dakota jurisdiction and customer growth;

•	A decrease in Montana supply costs recoverable from customers associated with the application of the expected impact of the PCCAM; and

•	A favorable impact in the prior period due to a final order in our Montana natural gas rate case.

The PCCAM adjustment includes an approximately $3.3 million increase in revenues for the PCCAM period 2017/2018 offset by an approximately $5.1 million reduction in revenues for the first three months of the 2018/2019 PCCAM period. The favorable impact for the 2017/2018 PCCAM period was primarily driven by higher generation from our hydroelectric facilities. The unfavorable impact in the first three months of the 2018/2019 PCCAM period was due primarily to higher market prices and lower generation from Colstrip Unit 4 due to an intermittent outage.

The decreases in gross margin were partly offset by higher demand to transmit energy across our transmission lines due to market conditions and pricing.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•	A decrease due to the deferral of revenue as a result of the Tax Cuts and Job Act, offset by a decrease in income tax expense;

•
A decrease in revenue due to the increase in production tax credit benefits passed through to customers in our tracker mechanisms, which are offset by decreased income tax expense, partially offset by;

•	An increase in revenues for property taxes included in trackers, offset by increased property tax expense; and

•	An increase in revenues for operating costs included in trackers, offset by increased operating expense.

	Three Months Ended September 30,
	2018	2017	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$73.8	$67.7	$6.1	9.0%
Property and other taxes	42.5	39.1	3.4	8.7
Depreciation and depletion	43.6	41.5	2.1	5.1
	$159.9	$148.3	$11.6	7.8%

Consolidated operating, general and administrative expenses were $73.8 million for the three months ended September 30, 2018, as compared with $67.7 million for the three months ended September 30, 2017. Primary components of the change include the following:

Operating, General & Administrative Expenses
2018 vs. 2017
(in millions)
Operating, General & Administrative Expenses Impacting Net Income
Line clearance	$1.2
Maintenance costs	0.2
Distribution System Infrastructure Project expenses	(1.0)
Employee benefits	(1.0)
Labor	(0.5)
Other	2.3
Change in Items Impacting Net Income	1.2

Operating, General & Administrative Expenses Offset Within Net Income
Pension and other postretirement benefits	2.6
Non-employee directors deferred compensation	1.8
Operating expenses recovered in trackers	0.5
Change in Items Offset Within Net Income	4.9
Increase in Operating, General & Administrative Expenses	$6.1

Consolidated operating, general and administrative expenses for items impacting net income increased $1.2 million due to the following:

•	Higher line clearance costs, which includes approximately $0.7 million related to trees outside our electric transmission and distribution lines rights of way in 2018; and

•	Higher maintenance costs at electric generation facilities.

These increases were partly offset by:

•	Lower expenses related to the Distribution System Infrastructure Project, which concluded in 2017;

•	A decrease in employee benefit costs primarily due to lower pension expense; and

•	Decreased labor costs due primarily to more time being spent by employees on capital rather than maintenance projects (which are expensed).

The change in consolidated operating, general and administrative expenses also includes the following items that had no impact on net income:

•	The regulatory treatment of the non-service cost components of pension and postretirement benefit expense, offset in other income;

•	A change in value of non-employee directors deferred compensation due to changes in our stock price, offset in other income; and

•	Higher operating expenses included in trackers recovered through revenue.

Property and other taxes were $42.5 million for the three months ended September 30, 2018, as compared with $39.1 million in the same period of 2017. This increase was primarily due to plant additions and higher estimated property valuations in Montana. We estimate property taxes throughout each year, and update based on valuation reports received from the Montana Department of Revenue. Under Montana law, we are allowed to track the increases in the actual level of state and local taxes and fees and adjust our rates to recover the increase between rate cases less the amount allocated to FERC-jurisdictional customers and net of the associated income tax benefit.

Depreciation and depletion expense was $43.6 million for the three months ended September 30, 2018, as compared with $41.5 million in the same period of 2017. This increase was primarily due to plant additions.

Consolidated operating income for the three months ended September 30, 2018 was $47.8 million as compared with $64.1 million in the same period of 2017. This decrease was primarily due to lower gross margin and higher operating expenses.

Consolidated interest expense for the three months ended September 30, 2018 was $22.0 million as compared with $23.1 million in the same period of 2017, with a decrease from the refinancing of debt in 2017 partly offset by rising interest rates.

Consolidated other income was $2.1 million for the three months ended September 30, 2018 as compared to consolidated other expense of $1.8 million during the same period of 2017. This improvement includes a decrease in other pension expense and an increase in the value of deferred shares held in trust for non-employee directors deferred compensation, both of which are offset in operating, general, and administrative expenses with no impact to net income. These improvements were partly offset by lower capitalization of Allowance for Funds Used During Construction (AFUDC).

Consolidated income tax benefit for the three months ended September 30, 2018 was $0.4 million as compared with a consolidated income tax expense of $2.8 million in the same period of 2017. Our effective tax rate for the three months ended September 30, 2018 was (1.3)% as compared with 7.1% for the same period of 2017. The income tax benefit in 2018 is due to the impact of the Tax Cuts and Jobs Act and the revision of estimates associated with finalizing our 2017 federal tax return, which are reflected in prior year permanent return to accrual adjustments. This benefit was offset in part by lower expectations for flow-through repairs deductions in 2018. We expect our 2018 effective tax rate to range between 0% - 5%.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended September 30,
	2018		2017
Income Before Income Taxes	$27.8		$39.2

Income tax calculated at federal statutory rate	5.8	21.0%	13.7	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	0.6	2.3	(0.7)	(1.7)
Prior year permanent return to accrual adjustments	(3.0)	(10.7)	(0.8)	(2.2)
Flow-through repairs deductions	(2.4)	(8.6)	(7.0)	(17.9)
Production tax credits	(1.6)	(6.0)	(2.2)	(5.8)
Plant and depreciation of flow through items	(0.1)	(0.3)	(0.1)	(0.2)
Other, net	0.3	1.0	(0.1)	(0.1)
	(6.2)	(22.3)	(10.9)	(27.9)

Income Tax (Benefit) Expense	$(0.4)	(1.3)%	$2.8	7.1%

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

Consolidated net income for the three months ended September 30, 2018 was $28.2 million as compared with $36.4 million for the same period in 2017. This decrease was due to lower gross margin as a result of unfavorable weather and the PCCAM adjustment, and increased operating expenses, partly offset by lower interest and income tax expense.

Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017

	Electric		Natural Gas		Total
	2018	2017	2018	2017	2018	2017
	(dollars in millions)
Reconciliation of gross margin to operating revenue:
Operating Revenues	$693.3	$774.9	$189.9	$186.2	$883.2	$961.1
Cost of Sales	143.4	246.9	57.1	54.4	200.5	301.3
Gross Margin(1)	$549.9	$528.0	$132.8	$131.8	$682.7	$659.8
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Nine Months Ended September 30,
	2018	2017	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$549.9	$528.0	$21.9	4.1%
Natural Gas	132.8	131.8	1.0	0.8
Total Gross Margin(1)	$682.7	$659.8	$22.9	3.5%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Primary components of the change in gross margin include the following:

Gross Margin 2018 vs. 2017
(in millions)
Gross Margin Items Impacting Net Income
Electric QF liability adjustment	$25.1
Electric transmission	4.1
Electric and natural gas retail volumes	2.6
Montana natural gas rates	2.0
PCCAM adjustment	(1.8)
Other	0.4
Change in Gross Margin Impacting Net Income	32.4

Gross Margin Items Offset within Net Income
Tax Cuts and Jobs Act deferral	(16.4)
Production gathering fees	(0.5)
Production tax credits flowed-through trackers	(0.2)
Property taxes recovered in trackers	7.1
Operating expenses recovered in trackers	0.5
Change in Items Offset Within Net Income	(9.5)
Increase in Gross Margin(1)	$22.9
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Consolidated gross margin for items impacting net income increased $32.4 million, due to the following:

•
A reduction in the electric QF liability due to the combination of (i) a periodic adjustment of the liability for price escalation, which was less than modeled resulting in a liability reduction of approximately $17.5 million; and (ii) the annual reset to actual output and pricing resulting in approximately $7.6 million in lower QF related supply costs due to outages at two facilities;

•	Higher demand to transmit energy across our transmission lines due to market conditions and pricing;

•	An increase in electric and natural gas retail volumes due primarily to favorable weather overall, particularly in the first and second quarters of 2018, and customer growth; and

•	An increase in our Montana gas rates effective September 1, 2017.

These increases were partly offset by a decrease in Montana supply costs recoverable from customers associated with the application of the expected impact of the PCCAM as discussed above.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•	A decrease due to the deferral of revenue as a result of the Tax Cuts and Job Act, offset by a decrease in income tax expense;

•	A decrease in natural gas production gathering fees, offset by reduced operating expenses;

•	A decrease in revenue due to the increase in production tax credit benefits passed through to customers in our tracker mechanisms, which are offset by decreased income tax expense;

•	An increase in revenues for property taxes included in trackers, offset by increased property tax expense; and

•	An increase in revenues for operating costs included in trackers, offset by increased operating expense.

	Nine Months Ended September 30,
	2018	2017	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$222.0	$218.6	$3.4	1.6%
Property and other taxes	128.3	118.5	9.8	8.3
Depreciation and depletion	130.9	124.5	6.4	5.1
	$481.2	$461.6	$19.6	4.2%

Consolidated operating, general and administrative expenses were $222.0 million for the nine months ended September 30, 2018, as compared with $218.6 million for the nine months ended September 30, 2017. Primary components of the change include the following:

Operating, General & Administrative Expenses
2018 vs. 2017
(in millions)
Operating, General & Administrative Expenses Impacting Net Income
Maintenance costs	$(3.3)
Labor	(2.8)
Distribution System Infrastructure Project expenses	(2.6)
Employee benefits	1.9
Line clearance	1.2
Other	1.1
Change in Items Impacting Net Income	(4.5)

Operating, General & Administrative Expenses Offset Within Net Income
Pension and other postretirement benefits	7.9
Operating expenses recovered in trackers	0.5
Natural gas production gathering expense	(0.5)
Change in Items Offset Within Net Income	7.9
Increase in Operating, General & Administrative Expenses	$3.4

Consolidated operating, general and administrative expenses for items impacting net income decreased $4.5 million due to the following:

•	Lower maintenance costs at electric generating facilities;

•	Decreased labor costs due primarily to more time being spent by employees on capital rather than maintenance projects (which are expensed); and

•	Lower expenses related to the Distribution System Infrastructure Project, which concluded in 2017.

These decreases were partly offset by an increase in employee benefit costs, primarily due to higher medical and pension expense, and higher line clearance. Line clearance costs includes approximately $0.7 million related to trees outside our electric transmission and distribution lines rights of way in 2018.

The change in consolidated operating, general and administrative expenses also includes the following items that had no impact on net income:

•	The regulatory treatment of the non-service cost components of pension and postretirement benefit expense, offset in other income;

•	Higher operating expenses included in trackers recovered in revenue; and

•	Lower gas production gathering expense, offset by lower gathering fees discussed above.

Property and other taxes were $128.3 million for the nine months ended September 30, 2018, as compared with $118.5 million in the same period of 2017. This increase was primarily due to plant additions and higher estimated property valuations in Montana. We expect property tax expense to increase by approximately $7.0 million on an annual basis in 2018 as compared with 2017.

Depreciation and depletion expense was $130.9 million for the nine months ended September 30, 2018, as compared with $124.5 million in the same period of 2017. This increase was primarily due to plant additions.

Consolidated operating income for the nine months ended September 30, 2018 was $201.5 million as compared with $198.2 million in the same period of 2017. This increase was primarily due to the adjustment of our electric QF liability and favorable weather, partly offset by the overall increase in operating expenses, as discussed above.

Consolidated interest expense for the nine months ended September 30, 2018 was $68.2 million, as compared with $70.0 million in the same period of 2017. This decrease was primarily due to the refinancing of debt in 2017, partly offset by rising interest rates.

Consolidated other income for the nine months ended September 30, 2018, was $1.8 million, as compared with consolidated other expense of $3.4 million in the same period of 2017. This includes a decrease in other pension expense, partly offset by lower capitalization of AFUDC.

Consolidated income tax expense for the nine months ended September 30, 2018 was $4.7 million, as compared with $10.0 million in the same period of 2017. Our effective tax rate for the nine months ended September 30, 2018 was 3.4% as compared with 8.0% for the same period of 2017. The lower income tax expense in 2018 is primarily due to the impact of the Tax Cuts and Jobs Act.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Nine Months Ended September 30,
	2018		2017
Income Before Income Taxes	$135.1		$124.8

Income tax calculated at federal statutory rate	28.4	21.0%	43.7	35.0%

Permanent or flow through adjustments:
State income, net of federal provisions	2.2	1.6	(2.0)	(1.6)
Flow-through repairs deductions	(13.1)	(9.7)	(20.6)	(16.5)
Production tax credits	(8.1)	(6.0)	(7.5)	(6.0)
Prior year permanent return to accrual adjustments	(3.0)	(2.2)	(0.8)	(0.7)
Plant and depreciation of flow through items	(1.6)	(1.2)	(2.2)	(1.8)
Share-based compensation	0.3	0.2	(0.4)	(0.3)
Other, net	(0.4)	(0.3)	(0.2)	(0.1)
	(23.7)	(17.6)	(33.7)	(27.0)

Income Tax Expense	$4.7	3.4%	$10.0	8.0%

Consolidated net income for the nine months ended September 30, 2018 was $130.5 million as compared with $114.8 million for the same period in 2017. This increase was primarily due to a gain related to the adjustment of our electric QF liability, favorable weather, and lower income tax expense, partly offset by the overall increase in operating expenses, as discussed above.

ELECTRIC SEGMENT

We have various classifications of electric revenues, defined as follows:

•	Retail: Sales of electricity to residential, commercial and industrial customers.

•
Regulatory amortization: Primarily represents timing differences for electric supply costs and property taxes between when we incur these costs and when we recover these costs in rates from our customers.

•	Transmission: Reflects transmission revenues regulated by the FERC.

•	Wholesale and other are largely gross margin neutral as they are offset by changes in cost of sales.

Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017

	Results
	2018	2017	Change	% Change
	(dollars in millions)
Retail revenues	$215.5	$226.5	$(11.0)	(4.9)%
Regulatory amortization	16.8	3.4	13.4	394.1
Total retail revenues	232.3	229.9	2.4	1.0
Transmission	11.3	13.1	(1.8)	(13.7)
Wholesale and Other	1.6	31.8	(30.2)	(95.0)
Total Revenues	245.2	274.8	(29.6)	(10.8)
Total Cost of Sales	66.5	91.3	(24.8)	(27.2)
Gross Margin(1)	$178.7	$183.5	$(4.8)	(2.6)%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2018	2017	2018	2017	2018	2017
	(in thousands)
Montana	$67,567	$72,081	582	618	299,612	295,590
South Dakota	16,483	15,974	145	136	50,541	50,232
Residential	84,050	88,055	727	754	350,153	345,822
Montana	85,774	90,654	816	856	67,724	66,658
South Dakota	24,403	24,826	280	263	12,808	12,748
Commercial	110,177	115,480	1,096	1,119	80,532	79,406
Industrial	9,833	10,349	654	594	75	74
Other	11,431	12,636	91	105	8,017	8,092
Total Retail Electric	$215,491	$226,520	2,568	2,572	438,777	433,394

	Cooling Degree Days			2018 as compared with:
	2018	2017	Historic Average	2017	Historic Average
Montana	305	466	361	35% cooler	16% cooler
South Dakota	706	572	642	23% warmer	10% warmer

	Heating Degree Days			2018 as compared with:
	2018	2017	Historic Average	2017	Historic Average
Montana	383	304	301	26% colder	27% colder
South Dakota	23	65	41	65% warmer	44% warmer

The following summarizes the components of the changes in electric gross margin for the three months ended September 30, 2018 and 2017:

Gross Margin 2018 vs. 2017
(in millions)
Gross Margin Items Impacting Net Income
Retail volumes	$(3.2)
PCCAM adjustment	(1.8)
Transmission	1.2
Other	(0.1)
Change in Gross Margin Impacting Net Income	(3.9)

Gross Margin Items Offset Within Net Income
Tax Cuts and Jobs Act deferral	(1.8)
Production tax credits flowed-through trackers	(1.4)
Property taxes recovered in trackers	2.0
Operating expenses recovered in trackers	0.3
Change in Items Offset Within Net Income	(0.9)
Decrease in Gross Margin(1)	$(4.8)
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Gross margin for items impacting net income decreased $3.9 million including the following:

•	A decrease in retail volumes due primarily to cooler summer weather in our Montana jurisdiction, partially offset by warmer summer weather in our South Dakota jurisdiction and customer growth; and

•	A decrease in Montana supply costs recoverable from customers associated with the application of the expected impact of the PCCAM as discussed above.

These decreases were partly offset by higher demand to transmit energy across our transmission lines due to market conditions and pricing.

The change in gross margin also includes the following items that had no impact on net income:

•	A decrease due to the deferral of revenue as a result of the Tax Cuts and Job Act, offset by a decrease in income tax expense;

•	A decrease in revenues due to the increase in production tax credit benefits passed through to customers in our tracker mechanisms, which are offset by decreased income tax expense;

•	An increase in revenues for property taxes included in trackers, offset by increased property tax expense; and

•	An increase in revenues for operating costs included in trackers, offset by increased operating expense.

The change in regulatory amortization revenue is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on gross margin. Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017

	Results
	2018	2017	Change	% Change
	(dollars in millions)
Retail revenues	$638.5	$657.2	$(18.7)	(2.8)%
Regulatory amortization	7.4	2.7	4.7	(174.1)
Total retail revenues	645.9	659.9	(14.0)	(2.1)
Transmission	42.8	38.7	4.1	10.6
Wholesale and Other	4.6	76.3	(71.7)	(94.0)
Total Revenues	693.3	774.9	(81.6)	(10.5)
Total Cost of Sales	143.4	246.9	(103.5)	(41.9)
Gross Margin(1)	$549.9	$528.0	$21.9	4.1%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2018	2017	2018	2017	2018	2017
	(in thousands)
Montana	$214,297	$222,630	1,859	1,882	298,958	294,845
South Dakota	49,550	46,142	462	426	50,514	50,188
Residential	263,847	268,772	2,321	2,308	349,472	345,033
Montana	249,062	261,790	2,382	2,436	67,416	66,349
South Dakota	70,685	68,636	799	747	12,754	12,660
Commercial	319,747	330,426	3,181	3,183	80,170	79,009
Industrial	31,309	31,301	1,861	1,725	75	75
Other	23,568	26,693	149	179	6,259	6,326
Total Retail Electric	$638,471	$657,192	7,512	7,395	435,976	430,443

	Cooling Degree Days			2018 as compared with:
	2018	2017	Historic Average	2017	Historic Average
Montana	337	524	408	36% cooler	17% cooler
South Dakota	873	663	685	32% warmer	27% warmer

	Heating Degree Days			2018 as compared with:
	2018	2017	Historic Average	2017	Historic Average
Montana	5,080	4,741	4,709	7% colder	8% colder
South Dakota	6,099	5,276	5,615	16% colder	9% colder

The following summarizes the components of the changes in electric gross margin for the nine months ended September 30, 2018 and 2017:

Gross Margin 2018 vs. 2017
(in millions)
Gross Margin Items Impacting Net Income
QF liability adjustment	$25.1
Transmission	4.1
Retail volumes	0.3
PCCAM adjustment	(1.8)
Other	1.1
Change in Gross Margin Impacting Net Income	28.8

Gross Margin Items Offset Within Net Income
Tax Cuts and Jobs Act deferral	(13.3)
Production tax credits flowed-through trackers	(0.2)
Property taxes recovered in trackers	6.3
Operating expenses recovered in trackers	0.3
Change in Items Offset Within Net Income	(6.9)
Increase in Gross Margin(1)	$21.9
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Gross margin for items impacting net income increased $28.8 million including the following:

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

•
An increase in retail volumes due primarily to favorable weather in our South Dakota jurisdiction and customer growth, partly offset by unfavorable weather in our Montana jurisdiction in the third quarter of 2018.

These increases were partly offset by a decrease in Montana supply costs recoverable from customers associated with the application of the expected impact of the PCCAM as discussed above.

The change in gross margin also includes the following items that had no impact on net income:

•	A decrease due to the deferral of revenue as a result of the Tax Cuts and Job Act, offset by a decrease in income tax expense;

•	A decrease in revenue due to the increase in production tax credit benefits passed through to customers in our tracker mechanisms, which are offset by decreased income tax expense;

•	An increase in revenues for property taxes included in trackers, offset by increased property tax expense; and

•	An increase in revenues for operating costs recovered in trackers, offset by increased operating expense.

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

•	Wholesale: Primarily represents transportation and storage for others.

Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017

	Results
	2018	2017	Change	% Change
	(dollars in millions)
Retail revenues	$20.5	$22.5	$(2.0)	(8.9)%
Regulatory amortization	5.4	3.1	2.3	74.2
Total retail revenues	25.9	25.6	0.3	1.2
Wholesale and other	8.8	9.5	(0.7)	(7.4)
Total Revenues	34.7	35.1	(0.4)	(1.1)
Total Cost of Sales	5.7	6.2	(0.5)	(8.1)
Gross Margin(1)	$29.0	$28.9	$0.1	0.3%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Revenues		Dekatherms (Dkt)		Customer Counts
	2018	2017	2018	2017	2018	2017
	(in thousands)
Montana	$9,379	$9,980	961	894	172,443	170,229
South Dakota	1,720	1,719	104	109	39,405	39,286
Nebraska	1,869	2,058	138	145	37,071	37,038
Residential	12,968	13,757	1,203	1,148	248,919	246,553
Montana	5,563	6,163	660	641	23,755	23,399
South Dakota	941	1,319	205	216	6,631	6,504
Nebraska	877	1,082	147	162	4,769	4,733
Commercial	7,381	8,564	1,012	1,019	35,155	34,636
Industrial	90	113	12	12	241	252
Other	60	69	7	7	162	158
Total Retail Gas	$20,499	$22,503	2,234	2,186	284,477	281,599

	Heating Degree Days			2018 as compared with:
	2018	2017	Historic Average	2017	Historic Average
Montana	417	324	339	29% colder	23% colder
South Dakota	23	65	78	65% warmer	71% warmer
Nebraska	10	27	41	63% warmer	76% warmer

The following summarizes the components of the changes in natural gas gross margin for the three months ended September 30, 2018 and 2017:

Gross Margin 2018 vs. 2017
(in millions)
Gross Margin Items Impacting Net Income
Retail volumes	$0.4
Montana rates	(0.2)
Other	(0.2)
Change in Gross Margin Impacting Net Income	—

Gross Margin Items Offset Within Net Income
Property taxes recovered in trackers	1.0
Operating expenses recovered in trackers	0.2
Tax Cuts and Jobs Act deferral	(1.1)
Change in Items Offset Within Net Income	0.1
Increase in Gross Margin(1)	$0.1
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Gross margin for items impacting net income remained flat due primarily to the following items:

•	An increase in retail volumes from cooler summer temperatures in our Montana jurisdiction and customer growth; partly offset by

•	A favorable impact in the prior period due to a final order in our Montana natural gas rate case.

The change in gross margin also includes the following items that had no impact on net income:

•	An increase in revenues for property taxes included in trackers, offset by increased property tax expense;

•	An increase in revenues for operating costs recovered in trackers, offset by increased operating expense; and

•	A decrease due to the deferral of revenue as a result of the Tax Cuts and Job Act, offset by a decrease in income tax expense.

Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017

	Results
	2018	2017	Change	% Change
	(dollars in millions)
Retail revenues	$163.1	$159.6	$3.5	2.2%
Regulatory amortization	(2.8)	(3.5)	0.7	20.0
Total retail revenues	160.3	156.1	4.2	2.7
Wholesale and other	29.6	30.1	(0.5)	(1.7)
Total Revenues	189.9	186.2	3.7	2.0
Total Cost of Sales	57.1	54.4	2.7	5.0
Gross Margin(1)	$132.8	$131.8	$1.0	0.8%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Revenues		Dekatherms (Dkt)		Customer Counts
	2018	2017	2018	2017	2018	2017
	(in thousands)
Montana	$67,856	$70,255	8,960	8,795	172,477	170,236
South Dakota	18,745	16,820	2,480	2,136	39,628	39,470
Nebraska	18,273	15,192	2,145	1,829	37,306	37,234
Residential	104,874	102,267	13,585	12,760	249,411	246,940
Montana	34,874	36,307	4,853	4,766	23,839	23,500
South Dakota	12,397	11,499	2,372	2,072	6,673	6,540
Nebraska	9,406	8,050	1,555	1,379	4,816	4,773
Commercial	56,677	55,856	8,780	8,217	35,328	34,813
Industrial	810	775	118	106	245	253
Other	711	680	112	102	163	158
Total Retail Gas	$163,072	$159,578	22,595	21,185	285,147	282,164

	Heating Degree Days			2018 as compared with:
	2018	2017	Historic Average	2017	Historic Average
Montana	5,094	4,925	4,819	3% colder	6% colder
South Dakota	6,099	5,276	5,652	16% colder	8% colder
Nebraska	4,938	4,137	4,652	19% colder	6% colder

The following summarizes the components of the changes in natural gas gross margin for the nine months ended September 30, 2018 and 2017:

Gross Margin 2018 vs. 2017
(in millions)
Gross Margin Items Impacting Net Income
Retail volumes	$2.3
Montana rates	2.0
Other	(0.7)
Change in Gross Margin Impacting Net Income	3.6

Gross Margin Items Offset Within Net Income
Tax Cuts and Jobs Act deferral	(3.1)
Production gathering fees	(0.5)
Property taxes recovered in trackers	0.8
Operating expenses recovered in trackers	0.2
Change in Items Offset Within Net Income	(2.6)
Increase in Gross Margin(1)	$1.0
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Gross margin for items impacting net income increased $3.6 million including the following:

•	An increase in retail volumes due primarily to favorable weather and customer growth; and

•	An increase in our Montana rates effective September 1, 2017.

The change in gross margin also includes the following items that had no impact on net income:

•	A decrease due to the deferral of revenue as a result of the Tax Cuts and Job Act, offset by a decrease in income tax expense;

•	A decrease in natural gas production gathering fees, offset by reduced operating expenses;

•	An increase in revenues for property taxes included in trackers, offset by increased property tax expense; and

•	An increase in revenues for operating costs recovered in trackers, offset by increased operating expense.

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

In September 2017, we entered into an Equity Distribution Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, collectively the sales agents, pursuant to which we offered and sold shares of our common stock from time to time, having an aggregate gross sales price of up to $100 million. We concluded this program during the second quarter of 2018. During 2018, we issued 835,765 shares of our common stock at an average price of $54.45, for net proceeds of $44.9 million. Since inception of the program, we sold 1,724,703 shares of our common stock at an average price of $57.98 per share. Net proceeds received were approximately $98.6 million, which are net of sales commissions and other fees paid of approximately $1.4 million.

We plan to maintain a 50 - 55 percent debt to total capital ratio excluding capital leases, and expect to continue to target a long-term dividend payout ratio of 60 - 70 percent of earnings per share; however, there can be no assurance that we will be able to meet these targets.

Liquidity is provided by internal cash flows and the use of our revolving credit facilities. We have a $400 million revolving credit facility. In addition, on March 27, 2018, we entered into a $25 million revolving credit facility, maturing March 27, 2020, to provide swingline borrowing capability. We utilize availability under our revolvers to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. We also may use borrowings under our revolvers to temporarily fund utility capital requirements. As of September 30, 2018, our total net liquidity was approximately $209.9 million, including $6.9 million of cash and $203.0 million of revolving credit facility availability. Availability under our revolving credit facilities was $228.0 million as of October 19, 2018.

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

The effect of this seasonality on our liquidity is also impacted by changes in the market prices of our electric and natural gas supply, which is currently recovered through various monthly cost tracking mechanisms. These energy supply tracking mechanisms are designed to provide stable and timely recovery of supply costs on a monthly basis during the July to June annual tracking period, with an adjustment in the following annual tracking period to correct for any under or over collection in our monthly trackers. Due to the lag between our purchases of electric and natural gas commodities and revenue receipt from customers, cyclical over and under collection situations arise consistent with the seasonal fluctuations discussed above; therefore we usually under collect in the fall and winter and over collect in the spring. Fluctuations in recoveries under our cost tracking mechanisms can have a significant effect on cash flows from operations and make year-to-year comparisons difficult. In 2017, a Montana statute that provided for mandatory recovery of our prudently incurred electric supply costs was amended, and that statute now gives the MPSC discretion as to whether to approve electric supply costs. In the third quarter of 2018, the MPSC voted to approve a mechanism for recovery of electric supply costs that includes a sharing of costs beyond a specified deadband above or below baseline costs, which may impact our cash flows. See Note 4 - Regulatory Matters, for further discussion of this docket.

As of September 30, 2018, we are under collected on our supply trackers by approximately $7.2 million. We were under collected on our supply trackers by $13.2 million as of December 31, 2017 and $9.6 million as of September 30, 2017.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody's Investors Service (Moody's), and Standard and Poor’s Ratings Service (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of October 19, 2018, our current ratings with these agencies are as follows:

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

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income	$130.5	$114.8
Non-cash adjustments to net income	142.8	138.1
Changes in working capital	92.1	54.4
Other noncurrent assets and liabilities	(19.0)	(4.1)
Cash Provided by Operating Activities	346.4	303.2

Investing Activities
Property, plant and equipment additions	(193.4)	(197.0)
Acquisitions	(18.5)	—
Proceeds from sale of assets	0.1	0.4
Cash Used in Investing Activities	(211.8)	(196.6)

Financing Activities
Proceeds from issuance of common stock, net	44.8	4.8
Line of credit borrowings, net	222.0	—
Repayments of short-term borrowings, net	(319.6)	(31.1)
Dividends on common stock	(81.7)	(75.6)
Financing costs	(0.1)	(0.2)
Other	2.1	0.9
Cash Used in Financing Activities	(132.5)	(101.2)

Increase in Cash, Cash Equivalents, and Restricted Cash	$2.1	$5.4
Cash, Cash Equivalents, and Restricted Cash, beginning of period	$12.0	$9.5
Cash, Cash Equivalents, and Restricted Cash, end of period	$14.1	$14.9

Cash Provided by Operating Activities

As of September 30, 2018, cash, cash equivalents, and restricted cash were $14.1 million as compared with $12.0 million at December 31, 2017 and $14.9 million at September 30, 2017. Cash provided by operating activities totaled $346.4 million for the nine months ended September 30, 2018 as compared with $303.2 million during the nine months ended September 30, 2017. This increase in operating cash flows is primarily due to higher net income, improved customer receipts, the receipt of insurance proceeds, and lower priced gas storage injections during the current period.

Cash Used in Investing Activities

Cash used in investing activities increased by approximately $15.2 million as compared with the first nine months of 2017. During June 2018, we purchased the 9.7 MW Two Dot wind project in Montana for approximately $18.5 million. Other plant additions during the first nine months of 2018 include maintenance additions of approximately $151.1 million and capacity related capital expenditures of approximately $42.3 million. Plant additions during the first nine months of 2017 included maintenance additions of approximately $108.3 million, capacity related capital expenditures of approximately $59.7 million, and infrastructure capital expenditures of approximately $29.0 million.

Cash Used in Financing Activities

Cash used in financing activities totaled $132.5 million during the nine months ended September 30, 2018 as compared with $101.2 million during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, net cash used in financing activities reflects net repayments of commercial paper of $319.6 million and the payment of dividends of $81.7 million. These impacts were partially offset by issuances under our revolving lines of credit of $222.0 million and proceeds from the issuance of common stock of $44.8 million. During the nine months ended September 30, 2017, net cash used in financing activities included the payment of dividends of $75.6 million and repayments of commercial paper of $31.1 million, partially offset by proceeds from the issuance of common stock of $4.8 million.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of September 30, 2018. See our Annual Report on Form 10-K for the year ended December 31, 2017 for additional discussion.

	Total	2018	2019	2020	2021	2022	Thereafter
	(in thousands)
Long-term debt	$2,016,091	$—	$—	$17,000	$205,000	$—	$1,794,091
Capital leases	22,766	553	2,298	2,476	2,668	2,875	11,896
Estimated pension and other postretirement obligations (1)	59,279	10,790	12,322	12,196	12,053	11,918	N/A
Qualifying facilities liability (2)	728,278	18,483	75,278	77,319	79,166	81,060	396,972
Supply and capacity contracts (3)	2,116,642	55,047	189,753	149,040	128,082	130,188	1,464,532
Contractual interest payments on debt (4)	1,516,955	17,060	78,297	78,297	77,870	71,632	1,193,799
Environmental remediation obligations (1)	3,858	507	1,072	1,070	604	605	N/A
Total Commitments (5)	$6,463,869	$102,440	$359,020	$337,398	$505,443	$298,278	$4,861,290
_________________________

(1)
We estimate cash obligations related to our pension and other postretirement benefit programs and environmental remediation obligations for five years, as it is not practicable to estimate thereafter. Pension and postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.

(2)
Certain QFs require us to purchase minimum amounts of energy at prices ranging from $74 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $728.3 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $581.8 million.

(3)
We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 27 years.

(4)
Contractual interest payments includes our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 2.265% on the outstanding balance through maturity of the facilities.

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

Qualifying Facilities Liability

Our electric QF liability consists of unrecoverable costs associated with contracts covered under PURPA that are part of a 2002 stipulation with the MPSC and other parties. Under the terms of these contracts, we are required to purchase minimum amounts of energy at prices ranging from $74 to $136 per MWH through 2029. Our estimated gross contractual obligation is approximately $728.3 million through 2029. A portion of the costs incurred to purchase this energy is recoverable through rates, totaling approximately $581.8 million through 2029. We maintain an electric QF liability based on the net present value (discounted at 7.75%) of the difference between our estimated obligations under the QFs and the fixed amounts recoverable in rates.

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

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facilities. The $400 million revolving credit facility bears interest at the lower of prime plus a credit spread, ranging from 0.00% to 0.75%, or available rates tied to the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%. The $25 million revolving credit facility bears interest at the lower of prime plus a credit spread of 0.13%, or available rates tied to the Eurodollar rate plus a credit spread of 0.65%. As of September 30, 2018, we had approximately $222 million in borrowings under our revolving credit facilities. A 1% increase in interest rates would increase our annual interest expense by approximately $2.2 million.

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

As part of our overall strategy for fulfilling our electric and natural gas supply requirements, we employ the use of market purchases and sales, including forward contracts. These types of contracts are included in our supply portfolios and in some instances, are used to manage price volatility risk by taking advantage of seasonal fluctuations in market prices. These contracts are part of an overall portfolio approach intended to provide price stability for consumers. As a regulated utility, our exposure to market risk caused by changes in commodity prices is mitigated because these commodity costs are included in our cost tracking mechanisms and are recoverable from customers subject to the sharing mechanism included in the PCCAM approved by the MPSC in a work session in September 2018 and prudence reviews by applicable state regulatory commissions.

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

Montana

We have received several unfavorable regulatory rulings in Montana, including:

•In a September 2018 work session, the MPSC voted to revise our recovery of prudently incurred supply costs to increase our risk by incorporating a sharing mechanism, which includes a +/- $4.1 million deadband applied to the difference between actual costs and revenues,, with differences beyond the deadband shared by allocating 90% to customers and 10% to shareholders. We expect to receive a final order during the fourth quarter of 2018.

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

We submitted a filing in March 2018 regarding the customer benefit of the Tax Cuts and Jobs Act, calculated using two alternative methods. We cannot predict how the MPSC may address this filing. If the MPSC determines the credits due to customers are higher than the expected reduction to income tax expense, this would result in an adverse impact to results of operations and cash flows.

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

Federally mandated purchases of power from QFs, and integration of power generated from those projects in our system, may increase costs to our customers and decrease system reliability, limit our ability to make generation investments and adversely affect our business.

We are generally obligated under federal law to purchase power from certain QF projects, regardless of current load demand, availability of lower cost generation resources, transmission availability or market prices. These resources are primarily intermittent, non-dispatchable generation that may be in excess of market prices during times of lower customer demand, and may not be able to generate electricity during peak times. These resources typically do not meet the requirements set forth in our supply plans for resource procurement. These requirements to purchase supply inconsistent with customer need may have several impacts, including increasing the likelihood and frequency that we will be required to reduce output from owned generation resources and that we will need to upgrade or build additional transmission facilities to serve QF projects.

Either of these results would increase costs to customers. Further, balancing load and power generation on our system is challenging, and we expect that operational costs will increase as a result of integration of these intermittent, non-dispatchable generation projects. If we are unable to timely recover those costs through our power cost adjustment mechanism or otherwise, those increased costs may negatively affect our liquidity, results of operations and financial condition.

In addition, requirements to procure power from these sources could impact our ability to make generation investments depending upon the number and size of QF contracts we ultimately enter into. The cost to procure power from these QFs may not be a cost effective resource for customers, or the type of generation resource needed, resulting in increased supply costs that are inconsistent with resource plans developed based on a lowest cost and least risk basis while placing upward pressure on overall customer bills. This may impact our investment plans and financial condition.

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

In October 2015, the EPA published standards for states to implement to control GHG emissions from existing electric generating units. These standards are referred to as the CPP. We, along with a number of states and other parties, filed lawsuits against the EPA standards. The EPA proposed to repeal the CPP in October 2017. On August 31, 2018, EPA published a proposed rule, the ACE, which is intended to serve as a replacement for the CPP. If finalized as proposed, it is expected that the ACE would generally require a lower level of CO2 emission reductions than the CPP and provide more regulatory flexibility to individual states. We cannot predict whether CPP will be repealed or whether the ACE will be implemented in its current form.

If GHG regulations are implemented, it could result in additional compliance costs that could affect our future results of operations and financial position if such costs are not recovered through regulated rates. Complying with the CO2 emission performance standards, and with other future environmental rules, may make it economically impractical to continue operating all or a portion of our jointly owned facilities or for individual owners to participate in their proportionate ownership of the coal-fired generating units. This could lead to significant impacts to customer rates for recovery of plant improvements and / or closure related costs and costs to procure replacement power. In addition, these changes could impact system reliability due to changes in generation sources.

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

Our owned and jointly owned electric generating facilities are subject to risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses and the inability to recover our investment.

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

Colstrip Units 3 and 4 are supplied with fuel from adjacent coal reserves under coal supply and transportation agreements in effect through 2019. We and other joint owners are discussing new coal supply and transportation agreements, which anticipate expansion of the coal mine. This expansion requires environmental reviews and permitting. We cannot predict when or if those permits will be granted. Our coal supply and transportation agreements are with Western Energy Company (WeCo), a subsidiary of Westmoreland Coal Co. (Westmoreland). Westmoreland, along with WeCo filed for Chapter 11 bankruptcy protection on October 9, 2018. While we cannot predict the ultimate effect of the bankruptcy, we do not expect our existing coal supply and transportation agreements to be adversely affected and will continue negotiations for new agreements. If a new coal supply contract is not in place, we could continue under the current arrangement under mutual agreement, however the extraction costs would increase.

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

NorthWestern Corporation
Date:	October 24, 2018	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer