Form 10-Q
period 2019-03-31
NORTHWESTERN CORP
filed 2019-04-24
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Common Stock, Par Value $0.01
50,439,930 shares outstanding at April 19, 2019

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

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues
Electric	$273,037	$238,342
Gas	111,183	103,160
Total Revenues	384,220	341,502
Operating Expenses
Cost of sales	115,735	96,077
Operating, general and administrative	81,092	74,345
Property and other taxes	44,789	42,813
Depreciation and depletion	45,584	43,755
Total Operating Expenses	287,200	256,990
Operating Income	97,020	84,512
Interest Expense, net	(23,790)	(22,970)
Other Income (Expense), net	1,149	(1,129)
Income Before Income Taxes	74,379	60,413
Income Tax Expense	(1,573)	(1,914)
Net Income	$72,806	$58,499

Average Common Shares Outstanding	50,381	49,416
Basic Earnings per Average Common Share	$1.45	$1.18
Diluted Earnings per Average Common Share	$1.44	$1.18
Dividends Declared per Common Share	$0.575	$0.550

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Net Income	$72,806	$58,499
Other comprehensive income, net of tax:
Foreign currency translation	63	95
Reclassification of net losses on derivative instruments	112	113
Total Other Comprehensive Income	175	208
Comprehensive Income	$72,981	$58,707

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$3,959	$7,860
Restricted cash	7,075	7,451
Accounts receivable, net	169,640	162,373
Inventories	47,555	50,815
Regulatory assets	50,131	38,431
Other	9,771	10,755
Total current assets	288,131	277,685
Property, plant, and equipment, net	4,537,909	4,521,318
Goodwill	357,586	357,586
Regulatory assets	457,207	437,581
Other noncurrent assets	59,822	50,206
Total Assets	$5,700,655	$5,644,376
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Finance leases	2,341	2,298
Accounts payable	81,548	87,043
Accrued expenses and other	245,986	216,792
Regulatory liabilities	17,367	40,876
Total current liabilities	347,242	347,009
Long-term finance leases	19,320	19,915
Long-term debt	2,080,462	2,102,345
Deferred income taxes	415,073	394,618
Noncurrent regulatory liabilities	442,923	438,285
Other noncurrent liabilities	405,843	399,822
Total Liabilities	3,710,863	3,701,994
Commitments and Contingencies (Note 9)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 53,996,070 and 50,439,765 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	540	539
Treasury stock at cost	(96,260)	(95,546)
Paid-in capital	1,502,993	1,499,070
Retained earnings	592,278	548,253
Accumulated other comprehensive loss	(9,759)	(9,934)
Total Shareholders' Equity	1,989,792	1,942,382
Total Liabilities and Shareholders' Equity	$5,700,655	$5,644,376

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$72,806	$58,499
Items not affecting cash:
Depreciation and depletion	45,584	43,755
Amortization of debt issue costs, discount and deferred hedge gain	1,157	1,171
Stock-based compensation costs	2,418	2,496
Equity portion of allowance for funds used during construction	(969)	(618)
(Gain) loss on disposition of assets	(164)	15
Deferred income taxes	708	2,143
Changes in current assets and liabilities:
Accounts receivable	(7,267)	12,012
Inventories	3,260	8,718
Other current assets	984	3,258
Accounts payable	3,954	(21,605)
Accrued expenses	27,781	41,802
Regulatory assets	(11,700)	13,208
Regulatory liabilities	(23,509)	2,205
Other noncurrent assets	(1,216)	(1,505)
Other noncurrent liabilities	(2,403)	7,474
Cash Provided by Operating Activities	111,424	173,028
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(65,577)	(52,005)
Cash Used in Investing Activities	(65,577)	(52,005)
FINANCING ACTIVITIES:
Treasury stock activity	797	1,574
Dividends on common stock	(28,781)	(26,945)
Line of credit repayments, net	(22,000)	—
Line of credit borrowings	—	578,000
Line of credit repayments	—	(355,000)
Repayments of short-term borrowings, net	—	(319,556)
Financing costs	(140)	(225)
Cash Used in Financing Activities	(50,124)	(122,152)
Decrease in Cash, Cash Equivalents, and Restricted Cash	(4,277)	(1,129)
Cash, Cash Equivalents, and Restricted Cash, beginning of period	15,311	12,029
Cash, Cash Equivalents, and Restricted Cash, end of period	$11,034	$10,900
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$68	$55
Interest	13,278	12,172
Significant non-cash transactions:
Capital expenditures included in accounts payable	12,643	7,135

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

(in thousands, except per share data)

	Number of Common Shares	Number of Treasury Shares	Common Stock	Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2017	52,981	3,609	$530	$1,445,181	$(96,376)	$458,352	$(8,772)	$1,798,915

Net income	—	—	—	—	—	58,499	—	58,499
Foreign currency translation adjustment	—	—	—	—	—	—	95	95
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Reclassification of certain tax effects from AOCL	—	—	—	—	—	2,143	(2,143)	—
Stock-based compensation	71	(30)	1	2,485	(669)	—	—	1,817
Issuance of shares	—	—	—	956	1,173	—	—	2,129
Dividends on common stock ($0.55 per share)	—	—	—	—	—	(26,945)	—	(26,945)
Balance at March 31, 2018	53,052	3,579	$531	$1,448,622	$(95,872)	$492,049	$(10,707)	$1,834,623

Balance at December 31, 2018	53,889	3,566	$539	$1,499,070	$(95,546)	$548,253	$(9,934)	$1,942,382

Net income	—	—	—	—	—	72,806	—	72,806
Foreign currency translation adjustment	—	—	—	—	—	—	63	63
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	112	112
Stock-based compensation	86	25	—	2,406	(1,646)	—	—	760
Issuance of shares	21	(35)	1	1,517	932	—	—	2,450
Dividends on common stock ($0.575 per share)	—	—	—	—	—	(28,781)	—	(28,781)
Balance at March 31, 2019	53,996	3,556	$540	$1,502,993	$(96,260)	$592,278	$(9,759)	$1,989,792

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Reference is made to Notes to Financial Statements included in NorthWestern Corporation’s Annual Report)
(Unaudited)

(1) Nature of Operations and Basis of Consolidation

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and/or natural gas to approximately 726,400 customers in Montana, South Dakota and Nebraska.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to March 31, 2019, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

The Financial Statements included herein have been prepared by NorthWestern, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the condensed disclosures provided are adequate to make the information presented not misleading. Management recommends that these Financial Statements be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain qualifying co-generation facilities and qualifying small power production facilities (QF). We identified one QF contract that may constitute a VIE. We entered into a 40-year power purchase contract in 1984 with this 35 megawatt (MW) coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per megawatt hour (MWH). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $164.9 million through 2024.

Accounting Standards Adopted

Leases - In February 2016, the Financial Accounting Standards Board (FASB) issued revised guidance requiring substantially all leases to be recognized on the balance sheet as right-of-use assets and lease liabilities. Leases with a term of 12 months or less may be excluded from the balance sheet and continue to be reflected in the income statement. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease.

We adopted this standard on January 1, 2019, using the modified retrospective method of adoption. Adoption of this standard had minimal impact on our Condensed Consolidated Financial Statements and disclosures. We elected a package of practical expedients that allow us to carry forward historical conclusions related to (1) whether any expired or existing contract is a lease or contains a lease, (2) the lease classification of any expired or existing leases and easements, and (3) the initial direct costs for any existing leases. In addition, as our easements are entered into in perpetuity, they do not meet the definition of a lease in accordance with this guidance. We did not restate comparative periods upon adoption. We had one finance lease that was already included on our balance sheets prior to adoption of the lease standard, consistent with previous guidance for capital leases. The initial recognition of right-of-use assets and lease liabilities for operating leases increased our assets and liabilities by approximately $3.3 million and are classified in the Condensed Consolidated Balance Sheets as follows (in thousands):

	Affected Line Item in the Condensed Consolidated Balance Sheets	March 31, 2019
Operating lease assets	Other noncurrent assets	$3,262

Operating lease liabilities, current	Accrued expenses and other	1,413
Operating lease liabilities, noncurrent	Other noncurrent liabilities	1,849
Total operating lease liabilities		$3,262

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31,	December 31,	March 31,	December 31,
	2019	2018	2018	2017

Cash and cash equivalents	$3,959	$7,860	$4,742	$8,473
Restricted cash	7,075	7,451	6,158	3,556
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$11,034	$15,311	$10,900	$12,029

(2) Regulatory Matters

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

We also requested that approximately $13.8 million of the proposed rate increase be approved on an interim basis effective November 1, 2018. In March, 2019, the MPSC issued an order approving an increase in rates of approximately $10.5 million on an interim and refundable basis effective April 1, 2019. On April 5, 2019, we filed rebuttal testimony, which responded to intervenor testimony and included certain known and measurable adjustments. This testimony reflects a request for an annual increase of $30.7 million, an approximately $4.2 million reduction from our original request.

A hearing is scheduled to commence on May 13, 2019. Interim rates will remain in effect on a refundable basis until the MPSC issues a final order.

Montana QF Tariff Filing

Under the Public Utility Regulatory Policies Act, electric utilities are required, with certain exceptions, to purchase energy and capacity from independent power producers that are QFs. In May 2016, we filed an application for approval of a revised tariff for standard rates for small QFs (3 MW or less). In November 2017, the MPSC issued an order (QF Order) approving new rates that were substantially lower than the previous rates and reducing the maximum contract term from 25 to 15 years. In the QF Order, the MPSC also ordered that it would apply the same 15-year contract term to our future owned and contracted electric supply resources. We, as well as Cypress Creek Renewables, LLC, Vote Solar, and Montana Environmental Information Center (collectively, Vote Solar), sought judicial review of the QF Order before the Montana State District Court.

On April 2, 2019, the Montana State District Court (Court) reversed the MPSC’s decisions to reduce the contract term to 15 years and apply that term to our supply resources. In addition, the Court found that the MPSC approved rates were too low to reflect avoided cost and ordered the MPSC to provide new calculations to the Court within 20 days. While the Court's decision regarding application of maximum contract length to our future owned and contracted resources is consistent with our initial request for judicial review, we appealed the portion of the Court's decision to increase standard rates to the Montana Supreme Court. In addition, we filed a joint motion along with the MPSC and Montana Consumer Counsel to stay the requirement to provide calculations to the Court. Vote Solar filed a motion to amend the District Court’s decision to address inconsistencies in the order. Our QF purchased power expenses are tracked through the Power Cost and Credits Adjustment Mechanism (PCCAM), so any future increases in rates paid to QFs will be reflected through the application of that mechanism.

Cost Recovery Mechanisms

Montana Electric Tracker - We submitted electric tracker filings for recovery of supply costs for the 12-month periods ended June 30, 2016 and 2017, which are subject to a prudency review. The MPSC approved interim rates for these tracker periods, but has not established a schedule for adjudication of these filings.

(3) Income Taxes

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

The following table summarizes the significant differences in income tax expense based on the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended March 31,
	2019		2018
Income Before Income Taxes	$74,379		$60,413

Income tax calculated at federal statutory rate	15,620	21.0%	12,687	21.0%

Permanent or flow-through adjustments:
State income, net of federal provisions	928	1.2	732	1.2
Flow-through repairs deductions	(7,935)	(10.7)	(6,586)	(10.9)
Production tax credits	(4,432)	(6.0)	(3,888)	(6.4)
Plant and depreciation of flow-through items	(1,523)	(2.0)	(916)	(1.6)
Amortization of excess deferred income tax	(1,376)	(1.8)	(384)	(0.6)
Share-based compensation	186	0.3	275	0.5
Other, net	105	0.1	(6)	—
	(14,047)	(18.9)	(10,773)	(17.8)

Income Tax Expense	$1,573	2.1%	$1,914	3.2%

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We have unrecognized tax benefits of approximately $55.7 million as of March 31, 2019, including approximately $47.5 million that, if recognized, would impact our effective tax rate. It is reasonably possible that our unrecognized tax benefits may decrease by up to approximately $20 million in the next 12 months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2019, and 2018, we recognized $0.4 million and $0.3 million, respectively, of expense for interest and penalties in the Condensed Consolidated Statements of Income. As of March 31, 2019 and December 31, 2018, we had $3.1 million and $2.7 million, respectively, of interest accrued in the Condensed Consolidated Balance Sheets.

Our federal tax returns from 2000 forward remain subject to examination by the Internal Revenue Service.

(4) Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	Three Months Ended
	March 31, 2019			March 31, 2018
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$63	$—	$63	$95	$—	$95
Reclassification of net losses on derivative instruments	153	(41)	112	153	(40)	113
Other comprehensive income (loss)	$216	$(41)	$175	$248	$(40)	$208

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	March 31, 2019	December 31, 2018
Foreign currency translation	$1,511	$1,448
Derivative instruments designated as cash flow hedges	(11,521)	(11,633)
Postretirement medical plans	251	251
Accumulated other comprehensive loss	$(9,759)	$(9,934)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		March 31, 2019
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(11,633)	$251	$1,448	$(9,934)
Other comprehensive income before reclassifications		—	—	63	63
Amounts reclassified from AOCL	Interest Expense	112	—	—	112
Net current-period other comprehensive income		112	—	63	175
Ending balance		$(11,521)	$251	$1,511	$(9,759)

		Three Months Ended
		March 31, 2018
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,981)	$31	$1,178	$(8,772)
Other comprehensive income before reclassifications		—	—	95	95
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Net current-period other comprehensive income		113	—	95	208
Reclassification of certain tax effects from AOCL		(2,150)	7	—	(2,143)
Ending balance		$(12,018)	$38	$1,273	$(10,707)

(5) Segment Information

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

Financial data for the business segments are as follows (in thousands):

Three Months Ended
March 31, 2019	Electric	Gas	Other	Eliminations	Total
Operating revenues	$273,037	$111,183	$—	$—	$384,220
Cost of sales	76,994	38,741	—	—	115,735
Gross margin	196,043	72,442	—	—	268,485
Operating, general and administrative	57,783	21,008	2,301	—	81,092
Property and other taxes	35,047	9,740	2	—	44,789
Depreciation and depletion	38,051	7,533	—	—	45,584
Operating income (loss)	65,162	34,161	(2,303)	—	97,020
Interest expense	(19,535)	(1,510)	(2,745)	—	(23,790)
Other (expense) income	(561)	(477)	2,187	—	1,149
Income tax (expense) benefit	(1,809)	1,079	(843)	—	(1,573)
Net income (loss)	$43,257	$33,253	$(3,704)	$—	$72,806
Total assets	$4,544,043	$1,151,929	$4,683	$—	$5,700,655
Capital expenditures	$52,307	$13,270	$—	$—	$65,577

Three Months Ended
March 31, 2018	Electric	Gas	Other	Eliminations	Total
Operating revenues	$238,342	$103,160	$—	$—	$341,502
Cost of sales	57,273	38,804	—	—	96,077
Gross margin	181,069	64,356	—	—	245,425
Operating, general and administrative	54,648	21,219	(1,522)	—	74,345
Property and other taxes	33,493	9,318	2	—	42,813
Depreciation and depletion	36,153	7,594	8	—	43,755
Operating income	56,775	26,225	1,512	—	84,512
Interest expense	(19,520)	(1,854)	(1,596)	—	(22,970)
Other income (expense)	490	108	(1,727)	—	(1,129)
Income tax (expense) benefit	(498)	(2,226)	810	—	(1,914)
Net income (loss)	$37,247	$22,253	$(1,001)	$—	$58,499
Total assets	$4,319,798	$1,065,103	$15,517	$—	$5,400,418
Capital expenditures	$42,898	$9,107	$—	$—	$52,005

(6)  Revenue from Contracts with Customers

Nature of Goods and Services

We provide retail electric and natural gas services to three primary customer classes. Our largest customer class consists of residential customers, which include single private dwellings and individual apartments. Our commercial customers consist primarily of main street businesses, and our industrial customers consist primarily of manufacturing and processing businesses that turn raw materials into products.

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

Disaggregation of Revenue

The following tables disaggregate our revenue by major source and customer class (in millions):

	Three Months Ended
	March 31, 2019			March 31, 2018
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$94.1	$45.6	$139.7	$87.2	$40.9	$128.1
South Dakota	18.0	13.1	31.1	18.7	11.4	30.1
Nebraska	—	9.6	9.6	—	11.4	11.4
Residential	112.1	68.3	180.4	105.9	63.7	169.6
Montana	86.7	23.0	109.7	83.6	20.6	104.2
South Dakota	23.2	9.2	32.4	24.0	7.9	31.9
Nebraska	—	5.3	5.3	—	6.1	6.1
Commercial	109.9	37.5	147.4	107.6	34.6	142.2
Industrial	11.6	0.5	12.1	10.8	0.5	11.3
Lighting, Governmental, Irrigation, and Interdepartmental	5.1	0.5	5.6	5.0	0.5	5.5
Total Customer Revenues	238.7	106.8	345.5	229.3	99.3	328.6
Other Tariff and Contract Based Revenues	16.2	10.2	26.4	17.8	10.3	28.1
Total Revenue from Contracts with Customers	254.9	117.0	371.9	247.1	109.6	356.7
Regulatory amortization	18.1	(5.8)	12.3	(8.8)	(6.4)	(15.2)
Total Revenues	$273.0	$111.2	$384.2	$238.3	$103.2	$341.5

(7) Earnings Per Share

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

	Three Months Ended
	March 31, 2019	March 31, 2018
Basic computation	50,380,839	49,416,230
Dilutive effect of:
Performance share awards (1)	348,525	67,622

Diluted computation	50,729,364	49,483,852
_______________________
(1)          Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

(8) Employee Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. Net periodic benefit cost (income) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
Components of Net Periodic Benefit Cost (Income)
Service cost	$2,497	$3,204	$89	$112
Interest cost	6,629	6,108	155	147
Expected return on plan assets	(6,362)	(7,060)	(218)	(239)
Amortization of prior service cost (credit)	1,652	1	(471)	(471)
Recognized actuarial loss (gain)	—	1,072	(24)	(20)
Net Periodic Benefit Cost (Income)	$4,416	$3,325	$(469)	$(471)

During 2019, we expect to contribute approximately $13.2 million to our pension plans.

(9) Commitments and Contingencies

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, our environmental reserve, which relates primarily to the remediation of former manufactured gas plant sites owned by us, is estimated to range between $26.6 million to $34.6 million. As of March 31, 2019, we have a reserve of approximately $29.5 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $22.5 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies, implementing remedial actions pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources, and conducting ongoing monitoring and operation and maintenance activities. As of March 31, 2019, the reserve for remediation costs at this site is approximately $8.3 million, and we estimate that approximately $3.7 million of this amount will be incurred during the next five years.

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

An investigation conducted at the Missoula site did not require remediation activities, but required preparation of a groundwater monitoring plan. Monitoring wells have been installed and groundwater is monitored semiannually. At the request of Missoula Valley Water Quality District (MVWQD), a draft risk assessment was prepared for the Missoula site and presented to the MVWQD. We and the MVWQD agreed additional site investigation work is appropriate. Analytical results from an October 2016 sampling exceeded the Montana Maximum Contaminant Level for benzene and/or total cyanide in certain monitoring wells. These results were forwarded to MVWQD which shared the same with the MDEQ. MDEQ requested that MVWQD file a formal complaint with MDEQ's Enforcement Division, which MVWQD filed in July 2017. This is expected to prompt MDEQ to reevaluate its position concerning listing the Missoula site on the State of Montana's superfund list. On April 2, 2019, MDEQ requested our participation at a stakeholders' meeting for the Missoula site. In 2016, new landowners purchased a portion of the Missoula site using funding provided by a third party. The terms of the funding require the new landowners to address environmental issues. The new landowners contacted us and we addressed their immediate concerns. After researching historical ownership we have identified another potentially responsible party with whom we have initiated communications regarding the site. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of risk-based remedial action, if any, at the Missoula site.

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

While numerous bills have been introduced that address climate change from different perspectives, including through direct regulation of GHG emissions, the establishment of cap and trade programs and the establishment of Federal renewable portfolio standards, Congress has not passed any federal climate change legislation and we cannot predict the timing or form of any potential legislation. In the absence of such legislation, EPA is presently regulating new and existing sources of GHG emissions through regulations. EPA is currently reviewing its existing regulations as a result of an Executive Order issued by President Trump on March 28, 2017 (the Executive Order) instructing all federal agencies to review all regulations and other policies (specifically including the Clean Power Plan, or CPP, which is discussed in further detail below) that burden the development or use of domestically produced energy resources and suspend, revise or rescind those that pose an undue burden beyond that required to protect the public interest.

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

LEGAL PROCEEDINGS

Pacific Northwest Solar Litigation

Pacific Northwest Solar, LLC (PNWS) is a solar QF developer seeking to construct small solar facilities in Montana. We began negotiating with PNWS in early 2016 to purchase the output from 21 of those facilities pursuant to our standard QF-1 Tariff, which is applicable to projects no larger than 3 MWs.

On June 16, 2016, however, the MPSC suspended the availability of the QF-1 Tariff standard rates for that category of solar projects, which included the various projects proposed by PNWS. The MPSC exempted from the suspension any projects for which a QF had both submitted a signed power purchase agreement and had executed an interconnection agreement with us by June 16, 2016. Although we had executed four power purchase agreements with PNWS as of that date, we had not entered into any interconnection agreements with it for those projects. As a result, none of the PNWS Montana projects qualified for the exemption.

In November 2016, PNWS sued us in state court seeking unspecified damages for breach of contract and a judicial declaration that some or all of the 21 proposed power purchase agreements it had proposed to us were in effect despite the MPSC's Order. We removed the state lawsuit to the United States District Court for the District of Montana.

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

Discovery concluded in November 2018, and we subsequently filed additional dispositive pre-trial motions which have been denied. PNWS also renewed its prior motion for summary judgment on Count VI of its lawsuit, which seeks a judicial declaration that the four power purchase agreements in question are valid and enforceable. The Court also denied that motion. PNWS is currently seeking approximately $8 million in damages for the alleged breach of the four power purchase agreements. We participated in an unsuccessful mediation on January 24, 2019.

We dispute the remaining claims in PNWS’ lawsuit and will continue to vigorously defend against them. We cannot currently predict an outcome in this litigation. If the plaintiff prevails and obtains damages for a breach of contract, we may seek to recover those damages in rates from customers, subject to the PCCAM. We cannot predict the outcome of any such effort.

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

Because the State's Complaint included a claim that the State owned the riverbeds in the Great Falls Reach, on October 16, 2017, we and Talen renewed our earlier filed motions seeking to dismiss the portion of the State's Complaint concerning the Great Falls Reach in light of the United States Supreme Court’s decision. On August 1, 2018, the Federal District Court granted the motions to dismiss the State’s Complaint as it pertains to approximately 8.2 miles of riverbed between Black Eagle Falls and the Great Falls. In particular the dismissal pertains to the Black Eagle Dam, Rainbow Dam and reservoir, Cochrane Dam and reservoir, and Ryan Dam and reservoir. This leaves a portion of the Black Eagle reservoir and Morony Dam and reservoir at issue. While the dismissal of these four facilities is subject to appeal, that appeal would not likely occur until after judgment in the case. We and Talen filed our respective answers to the State’s Complaint on August 22, 2018. Additionally, we and Talen filed a motion to join the United States as a defendant to the litigation. The Federal District Court granted the motion on February 12, 2019, and has ordered the State to name the United States as a party defendant under the Federal Quiet Title Act by October 31, 2019.

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

Wilde Litigation

In October 2017, Martin Wilde, a Montana resident and wind developer, and three entities with which he is affiliated, commenced a lawsuit against the MPSC, each individual commissioner of the MPSC (in each of their official and individual capacities), and NorthWestern, in the Montana Eighth Judicial District Court (Eighth District Court). The plaintiffs allege that the MPSC collaborated with NorthWestern to set discriminatory rates and contract durations for QF developers. The plaintiffs seek power purchase agreements at $45.19 per megawatt hour for a 25-year term or, as an alternative remedy to the alleged discrimination, a reduction in NorthWestern’s rates by $17.03 per megawatt hour. The plaintiffs also seek compensatory damages of not less than $4.8 million, various forms of declaratory relief, injunctive relief, unspecified damages, and punitive damages.

Mr. Wilde died in a farming accident in November 2017 and the plaintiffs requested a stay of the proceeding. The Eighth District Court lifted the stay on January 11, 2019. On March 4, 2019, the Eighth District Court entered an order granting NorthWestern's and the MPSC's motions for summary judgment and dismissing the case. On April 3, 2019, plaintiffs appealed the Eighth District Court's decision to the Montana Supreme Court. We are awaiting a procedural schedule for the appeal.

We dispute the claims in the lawsuit and will continue to vigorously defend those claims. We cannot predict an outcome or estimate the amount or range of loss that would result from an adverse outcome.

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

OVERVIEW

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and natural gas to approximately 726,400 customers in Montana, South Dakota and Nebraska. For a discussion of NorthWestern’s business strategy, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Income, which present the results of our operations for the three months ended March 31, 2019 and 2018.

HOW WE PERFORMED AGAINST OUR FIRST QUARTER 2018 RESULTS

	Three Months Ended March 31,
	2019	2018	Change, Net of Tax
	(in millions)
Net Income	$72.8	$58.5	$14.3
Items increasing (decreasing) net income:
Higher retail volumes			10.0
Higher revenue absent the 2018 impacts of the Tax Cuts and Jobs Act			5.5
Lower Montana natural gas rates			(1.3)
Higher depreciation and depletion			(1.3)
Higher Montana electric supply costs			(1.2)
Higher hazard tree expense			(0.7)
Higher pension expense			(0.7)
Lower Montana electric transmission revenue			(0.5)
Other			4.5
Change in net income			$14.3

Consolidated net income for the first quarter of 2019 was $72.8 million as compared with $58.5 million for the same period in 2018. This increase was primarily due to higher gross margin as a result of colder winter weather and customer growth and a reduction in revenue in 2018 due to impacts of the Tax Cuts and Jobs Act, partly offset by an increase in operating expenses.

Following is a brief overview of significant items for 2019.

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

We also requested that approximately $13.8 million of the rate increase be approved on an interim basis effective November 1, 2018. In March, 2019, the MPSC issued an order approving an increase in rates of approximately $10.5 million on an interim and refundable basis effective April 1, 2019. On April 5, 2019, we filed rebuttal testimony, which responded to intervenor testimony and included certain known and measurable adjustments. This testimony reflects a request for an annual increase of $30.7 million, an approximately $4.2 million reduction from our original request.

A hearing is scheduled to commence on May 13, 2019. Interim rates will remain in effect on a refundable basis until the MPSC issues a final order.

We expect to file a Federal Energy Regulatory Commission (FERC) rate case for our Montana transmission assets in the second quarter of 2019. The revenue requirement associated with our Montana FERC assets is reflected in our MPSC jurisdictional rates as a credit to retail customers.

Montana Legislative Session

There are several potentially significant bills currently being considered by the Montana Legislature. In addition to many other less substantive bills, we are monitoring potential impacts of the following:

•
Legislation that would allow us to acquire up to an additional 150 MW of generation from Colstrip Unit 4 for $1 and would facilitate our placing in rates a certain amount of capital investment over the following ten years. Linked to this transaction is also a requirement to obtain a greater ownership share of the Colstrip transmission line and pay no more than the depreciated book value;

•	Legislation that would remove the +/- $4.1 million “deadband” sharing provision from the PCCAM as imposed by the MPSC's January 2019 order; and

•
Legislation that would prohibit the MPSC from applying a maximum contract length of 15 years to our future owned and contracted electricity supply resources as required in the MPSC's November 2017, QF order.

While the Montana legislative session is expected to end around May 1, 2019, it is premature to state how these pieces of legislation will ultimately be drafted, and how, or whether, they will be passed and / or signed into law by the Montana Governor.

Electric Supply Resource Plans

Montana - In March 2019, we issued our draft 2019 Electricity Supply Resource Procurement Plan (Montana Resource Plan). The Montana Resource Plan supports the goal of developing resources that will address the changing energy landscape in Montana to meet our customers' electric energy needs in a reliable and affordable manner. The draft is available for public comment until May 5, 2019. We expect to finalize the plan by the end of June 2019.

We are currently 630 MW short of our peak needs, which we procure in the market. We forecast that our energy portfolio will be 725 MW short by 2025 with a modest increase in customer demand. Based on our customers' future energy resource needs as identified in the Montana Resource Plan, in late 2019 we expect to solicit competitive proposals for peaking capacity available by 2022. An independent evaluator will be used to assess the proposals. We expect the process will be repeated in subsequent years to provide a resource-adequate energy and capacity portfolio by 2025.

The proposed solicitation process will allow us to consider a wide variety of resource options. These options include power purchase agreements and owned energy resources comprised of different structures, terms and technologies that are cost-effective resources. The staged approach is designed to allow for incremental steps through time with opportunities for different resource type of new technologies while also building a reliable portfolio to meet local and regional conditions and minimizing customer impacts.

South Dakota - On April 15, 2019, we issued a request for proposals for 60 MW of flexible capacity resources to begin serving South Dakota customers by the end of 2021. Responses are due in July 2019, with evaluation of the proposals during the second half of 2019.

Colstrip Coal Supply

Colstrip Units 3 and 4 are supplied with fuel from adjacent coal reserves under coal supply and transportation agreements with Western Energy Company (WeCo), which are effective through December 31, 2019. WeCo filed for Chapter 11 bankruptcy protection in October 2018. An auction was held for the core assets in January 2019, including the mine adjacent to Colstrip, with no qualified bids received. As a result, in March 2019 a lenders group acquired the core assets. Immediately prior to that acquisition, WeCo assumed the existing -coal supply and transportation agreements. We are working with WeCo and the joint owners to negotiate a new arrangement and at the same time exploring alternative sources for a coal supply. Any new arrangements, whether with WeCo or others, may have higher costs than the existing coal supply agreement.

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

Management believes that Gross Margin provides a useful measure for investors and other financial statement users to analyze our financial performance in that it excludes the effect on total revenues caused by volatility in energy costs and associated regulatory mechanisms. This information is intended to enhance an investor's overall understanding of results. Under our various state regulatory mechanisms, as detailed below, our supply costs are generally collected from customers. In addition, Gross Margin is used by us to determine whether we are collecting the appropriate amount of energy costs from customers to allow recovery of operating costs, as well as to analyze how changes in loads (due to weather, economic or other conditions), rates and other factors impact our results of operations. Our Gross Margin measure may not be comparable to that of other companies' presentations or more useful than the GAAP information provided elsewhere in this report.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

	Electric		Natural Gas		Total
	2019	2018	2019	2018	2019	2018
	(dollars in millions)
Reconciliation of gross margin to operating revenue:
Operating Revenues	$273.0	$238.3	$111.2	$103.2	$384.2	$341.5
Cost of Sales	77.0	57.3	38.7	38.8	115.7	96.1
Gross Margin(1)	$196.0	$181.0	$72.5	$64.4	$268.5	$245.4
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Three Months Ended March 31,
	2019	2018	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$196.0	$181.0	$15.0	8.3%
Natural Gas	72.5	64.4	8.1	12.6
Total Gross Margin(1)	$268.5	$245.4	$23.1	9.4%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Primary components of the change in gross margin include the following (in millions):

Gross Margin 2019 vs. 2018
Gross Margin Items Impacting Net Income
Electric and natural gas retail volumes	$13.4
Tax Cuts and Jobs Act impact	7.3
Montana natural gas rates	(1.7)
Montana electric supply costs	(1.6)
Electric transmission	(0.7)
Other	3.5
Change in Gross Margin Impacting Net Income	20.2
Gross Margin Items Offset Within Net Income
Property taxes recovered in trackers	1.7
Operating expenses recovered in trackers	0.8
Production tax credits flowed-through trackers	0.4
Change in Items Offset Within Net Income	2.9
Increase in Consolidated Gross Margin(1)	$23.1
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Consolidated gross margin for items impacting net income increased $20.2 million due to the following items:

•	An increase in electric and gas retail volumes due primarily to colder winter weather and customer growth; and

•	A 2018 reduction in revenue due to the impact of the Tax Cuts and Jobs Act one-time settlements.

These increases were partly offset by the following items:

•	A decrease in Montana natural gas rates associated with the annual step down for our Montana gas production assets and the Tax Cuts and Jobs Act settlement;

•	An under recovery of Montana electric supply costs; and

•	Lower demand to transmit energy across our transmission lines due to market conditions and pricing.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•	An increase in revenues for property taxes included in trackers, offset by increased property tax expense;

•	An increase in revenues for operating costs included in trackers, offset by increased operating expense; and

•	An increase in revenue due to the decrease in production tax credit benefits passed through to customers in our tracker mechanisms, which are offset by increased income tax expense.

	Three Months Ended March 31,
	2019	2018	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$81.1	$74.3	$6.8	9.2%
Property and other taxes	44.8	42.8	2.0	4.7
Depreciation and depletion	45.6	43.8	1.8	4.1
	$171.5	$160.9	$10.6	6.6%

Consolidated operating, general and administrative expenses were $81.1 million for the three months ended March 31, 2019, as compared with $74.3 million for the three months ended March 31, 2018. Primary components of the change include the following (in millions):

Operating, General & Administrative Expenses
2019 vs. 2018
Operating, General & Administrative Expenses Impacting Net Income
Hazard trees	$0.9
Pension expense	0.9
Labor	0.4
Plant operator costs	0.3
Other	1.2
Change in Items Impacting Net Income	3.7

Operating, General & Administrative Expenses Offset Within Net Income
Non-employee directors deferred compensation	3.9
Operating expenses recovered in trackers	1.0
Pension and other postretirement benefits	(1.8)
Change in Items Offset Within Net Income	3.1
Increase in Operating, General & Administrative Expenses	$6.8

Consolidated operating, general and administrative expenses for items impacting net income increased $3.7 million due to the following items:

•	Higher hazard tree line clearance costs;

•	Higher pension funding;

•	Increased labor costs due primarily to compensation increases; and

•	Higher plant operator and maintenance at electric generation facilities.

The change in consolidated operating, general and administrative expenses also includes the following items that had no impact on net income:

•	A change in value of non-employee directors deferred compensation due to changes in our stock price, offset in other income;

•	Higher operating expenses included in trackers recovered through revenue; and

•	The regulatory treatment of the non-service cost components of pension and postretirement benefit expense, which is offset in other income.

Property and other taxes were $44.8 million for the three months ended March 31, 2019, as compared with $42.8 million in the same period of 2018. This increase was primarily due to plant additions and higher estimated property valuations in Montana. We estimate property taxes throughout each year, and update based on valuation reports received from the Montana Department of Revenue. Under Montana law, we are allowed to track the increases in the actual level of state and local taxes and fees and adjust our rates to recover the increase between rate cases less the amount allocated to FERC-jurisdictional customers and net of the associated income tax benefit.

Depreciation and depletion expense was $45.6 million for the three months ended March 31, 2019, as compared with $43.8 million in the same period of 2018. This increase was primarily due to plant additions.

Consolidated operating income for the three months ended March 31, 2019 was $97.0 million as compared with $84.5 million in the same period of 2018. This increase was primarily due to higher gross margin partially offset by higher operating expenses.

Consolidated interest expense for the three months ended March 31, 2019 was $23.8 million as compared with $23.0 million in the same period of 2018, due primarily to higher borrowings.

Consolidated other income was $1.1 million for the three months ended March 31, 2019 as compared to consolidated other expense of $1.1 million during the same period of 2018. This improvement includes a $3.9 million increase in the value of deferred shares held in trust for non-employee directors deferred compensation, partly offset by a $1.8 million increase in other pension expense, both of which are offset in operating, general, and administrative expense with no impact to net income. Higher capitalization of Allowance for Funds Used During Construction (AFUDC) also contributed to the increase.

Consolidated income tax expense for the three months ended March 31, 2019 was $1.6 million as compared with $1.9 million in the same period of 2018. Our effective tax rate for the three months ended March 31, 2019 was 2.1% as compared with 3.2% for the same period of 2018. We expect our 2019 effective tax rate to range between 0% - 5%.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended March 31,
	2019		2018
Income Before Income Taxes	$74.4		$60.4

Income tax calculated at federal statutory rate	15.6	21.0%	12.7	21.0%

Permanent or flow-through adjustments:
State income, net of federal provisions	0.9	1.2	0.7	1.2
Flow-through repairs deductions	(7.9)	(10.7)	(6.6)	(10.9)
Production tax credits	(4.4)	(6.0)	(3.9)	(6.4)
Plant and depreciation of flow-through items	(1.5)	(2.0)	(0.9)	(1.6)
Amortization of excess deferred income tax	(1.4)	(1.8)	(0.4)	(0.6)
Share-based compensation	0.2	0.3	0.3	0.5
Other, net	0.1	0.1	—	—
	(14.0)	(18.9)	(10.8)	(17.8)

Income Tax Expense	$1.6	2.1%	$1.9	3.2%

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

Consolidated net income for the three months ended March 31, 2019 was $72.8 million as compared with $58.5 million for the same period in 2018. This increase was due primarily to colder winter weather and customer growth and a reduction in revenue in 2018 due to impacts of the Tax Cuts and Jobs Act, partly offset by higher operating expenses discussed above.

ELECTRIC SEGMENT

We have various classifications of electric revenues, defined as follows:

•	Retail: Sales of electricity to residential, commercial and industrial customers.

•
Regulatory amortization: Primarily represents timing differences for electric supply costs and property taxes between when we incur these costs and when we recover these costs in rates from our customers.

•	Transmission: Reflects transmission revenues regulated by the FERC.

•	Wholesale and other are largely gross margin neutral as they are offset by changes in cost of sales.

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

	Results
	2019	2018	Change	% Change
	(dollars in millions)
Retail revenues	$238.7	$229.3	$9.4	4.1%
Regulatory amortization	19.1	(8.1)	27.2	(335.8)
Total retail revenues	257.8	221.2	36.6	16.5
Transmission	13.5	15.3	(1.8)	(11.8)
Wholesale and Other	1.7	1.8	(0.1)	(5.6)
Total Revenues	273.0	238.3	34.7	14.6
Total Cost of Sales	77.0	57.3	19.7	34.4
Gross Margin(1)	$196.0	$181.0	$15.0	8.3%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2019	2018	2019	2018	2019	2018
	(in thousands)
Montana	$94,096	$87,250	807	761	302,158	298,367
South Dakota	18,015	18,682	196	187	50,670	50,507
Residential	112,111	105,932	1,003	948	352,828	348,874
Montana	86,710	83,640	816	804	68,263	67,184
South Dakota	23,160	24,011	284	270	12,770	12,649
Commercial	109,870	107,651	1,100	1,074	81,033	79,833
Industrial	11,581	10,762	701	606	77	75
Other	5,147	4,998	23	23	4,799	4,735
Total Retail Electric	$238,709	$229,343	2,827	2,651	438,737	433,517

	Heating Degree Days			2019 as compared with:
	2019	2018	Historic Average	2018	Historic Average
Montana	4,062	3,608	3,208	13% colder	27% colder
South Dakota	4,661	4,364	4,060	7% colder	15% colder

The following summarizes the components of the changes in electric gross margin for the three months ended March 31, 2019 and 2018 (in millions):

Gross Margin 2019 vs. 2018
Gross Margin Items Impacting Net Income
Retail volumes	$5.5
Tax Cuts and Jobs Act impact	4.5
Montana supply costs	(1.6)
Transmission	(0.7)
Other	4.8
Change in Gross Margin Impacting Net Income	12.5

Gross Margin Items Offset Within Net Income
Property taxes recovered in trackers	1.1
Operating expenses recovered in trackers	1.0
Production tax credits flowed-through trackers	0.4
Change in Items Offset Within Net Income	2.5
Increase in Gross Margin(1)	$15.0
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Gross margin for items impacting net income increased $12.5 million primarily due to the following items:

•	An increase in retail volumes due primarily to colder winter weather and customer growth; and

•	A 2018 reduction in revenue due to the impact of the Tax Cuts and Jobs Act one-time settlements.

These increases were partly offset by the following items:

•	An under recovery of Montana electric supply costs; and

•	Lower demand to transmit energy across our transmission lines due to market conditions and pricing.

The change in gross margin also includes the following items that had no impact on net income:

•	An increase in revenues for property taxes included in trackers, offset by increased property tax expense;

•	An increase in revenues for operating costs included in trackers, offset by increased operating expense; and

•	An increase in revenues due to the decrease in production tax credit benefits passed through to customers in our tracker mechanisms, which are offset by increased income tax expense.

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

•	Wholesale: Primarily represents transportation and storage for others.

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

	Results
	2019	2018	Change	% Change
	(dollars in millions)
Retail revenues	$106.8	$99.3	$7.5	7.6%
Regulatory amortization	(5.3)	(6.3)	1.0	(15.9)
Total retail revenues	101.5	93.0	8.5	9.1
Wholesale and other	9.7	10.2	(0.5)	(4.9)
Total Revenues	111.2	103.2	8.0	7.8
Total Cost of Sales	38.7	38.8	(0.1)	(0.3)
Gross Margin(1)	$72.5	$64.4	$8.1	12.6%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Revenues		Dekatherms (Dkt)		Customer Counts
	2019	2018	2019	2018	2019	2018
	(in thousands)
Montana	$45,638	$40,902	6,875	5,906	174,470	172,350
South Dakota	13,042	11,418	1,747	1,675	40,302	39,897
Nebraska	9,640	11,413	1,497	1,416	37,634	37,578
Residential	68,320	63,733	10,119	8,997	252,406	249,825
Montana	23,017	20,532	3,599	3,084	24,199	23,866
South Dakota	9,207	7,907	1,605	1,475	6,841	6,719
Nebraska	5,300	6,116	1,050	982	4,922	4,865
Commercial	37,524	34,555	6,254	5,541	35,962	35,450
Industrial	482	539	77	82	241	247
Other	440	444	78	74	165	163
Total Retail Gas	$106,766	$99,271	16,528	14,694	288,774	285,685

	Heating Degree Days			2019 as compared with:
	2019	2018	Historic Average	2018	Historic Average
Montana	4,052	3,549	3,259	14% colder	24% colder
South Dakota	4,661	4,364	4,060	7% colder	15% colder
Nebraska	3,634	3,600	3,369	1% colder	8% colder

The following summarizes the components of the changes in natural gas gross margin for the three months ended March 31, 2019 and 2018:

Gross Margin 2019 vs. 2018
(in millions)
Gross Margin Items Impacting Net Income
Retail volumes	$7.9
Tax Cuts and Jobs Act impact	2.8
Montana rates	(1.7)
Other	(1.3)
Change in Gross Margin Impacting Net Income	7.7

Gross Margin Items Offset Within Net Income
Property taxes recovered in trackers	0.6
Operating expenses recovered in trackers	(0.2)
Change in Items Offset Within Net Income	0.4
Increase in Gross Margin(1)	$8.1
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Gross margin for items impacting net income increased $7.7 million primarily due to the following items:

•	An increase in retail volumes from colder winter weather and customer growth; and

•	A 2018 reduction in revenue due to the impact of the Tax Cuts and Jobs Act one-time settlements.

These increases were partly offset by a reduction of rates associated with the step down of our Montana gas production assets and the Tax Cuts and Jobs Act settlement.

The change in gross margin also includes the following items that had no impact on net income:

•	An increase in revenues for property taxes included in trackers, offset by increased property tax expense; and

•	A decrease in revenues for operating costs recovered in trackers, offset by decreased operating expense.

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

We plan to maintain a 50 - 55 percent debt to total capital ratio excluding finance leases, and expect to continue to target a long-term dividend payout ratio of 60 - 70 percent of earnings per share; however, there can be no assurance that we will be able to meet these targets.

Liquidity is provided by internal cash flows and the use of our revolving credit facilities. We have a $400 million revolving credit facility. In addition, we have a $25 million revolving credit facility, to provide swingline borrowing capability. We utilize availability under our revolvers to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings.

As of March 31, 2019, our total net liquidity was approximately $142.8 million, including $4.0 million of cash and $138.8 million of revolving credit facility availability. As of March 31, 2019, there was $0.2 million of letters of credit outstanding and $286.0 million in borrowings under our revolving credit facilities. Availability under our revolving credit facilities was $169.8 million as of April 19, 2019.

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

The effect of this seasonality on our liquidity is also impacted by changes in electric and natural gas market prices. We recover the cost of our electric and natural gas supply through tracking mechanisms. The natural gas supply tracking mechanism in each of our jurisdictions, and electric supply tracking mechanism in South Dakota are designed to provide stable recovery of supply costs, with a monthly adjustment to correct for any under or over collection. The Montana electric supply tracking mechanism, the PCCAM, is designed for us to absorb risk through a sharing mechanism, which includes a +/- $4.1 million deadband applied to the difference between the established base revenues and actual costs, to the extent such difference is outside the deadband, with 90% of the variance above or below the deadband collected from or refunded to customers. An adjustment is made annually, rather than monthly, and does not occur unless the difference in actual costs and revenues falls outside of the deadband. This design impacts our cash flows.

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

As of March 31, 2019, we have under collected our supply costs by approximately $26.1 million. We had over collected our supply costs by $1.5 million as of December 31, 2018 and under collected by $4.6 million as of March 31, 2018.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody's Investors Service (Moody's), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of April 18, 2019, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A	A-	F2	Negative
Moody’s	A3	Baa2	Prime-2	Stable
S&P	A-	BBB	A-2	Stable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income	$72.8	$58.5
Non-cash adjustments to net income	48.7	48.9
Changes in working capital	(6.5)	59.6
Other noncurrent assets and liabilities	(3.6)	6.0
Cash Provided by Operating Activities	111.4	173.0

Investing Activities
Property, plant and equipment additions	(65.6)	(52.0)
Cash Used in Investing Activities	(65.6)	(52.0)

Financing Activities
Line of credit (repayments) borrowings, net	(22.0)	223.0
Repayments of short-term borrowings, net	—	(319.6)
Dividends on common stock	(28.8)	(26.9)
Financing costs	(0.1)	(0.2)
Other	0.8	1.6
Cash Used in Financing Activities	(50.1)	(122.1)

Decrease in Cash, Cash Equivalents, and Restricted Cash	$(4.3)	$(1.1)
Cash, Cash Equivalents, and Restricted Cash, beginning of period	$15.3	$12.0
Cash, Cash Equivalents, and Restricted Cash, end of period	$11.0	$10.9

Cash Provided by Operating Activities

As of March 31, 2019, cash, cash equivalents, and restricted cash were $11.0 million as compared with $15.3 million at December 31, 2018 and $10.9 million at March 31, 2018. Cash provided by operating activities totaled $111.4 million for the three months ended March 31, 2019 as compared with $173.0 million during the three months ended March 31, 2018. This decrease in operating cash flows is primarily due to an increase in market purchases of supply resulting in an under collection of supply costs from customers in the current period, credits to Montana customers during the current period related to the Tax Cuts and Jobs Act, and the receipt of insurance proceeds during the three months ended March 31, 2018.

Cash Used in Investing Activities

Cash used in investing activities increased by approximately $13.6 million as compared with the first three months of 2018. Plant additions during the first three months of 2019 include maintenance additions of approximately $43.4 million and capacity related capital expenditures of $22.2 million. Plant additions during the first three months of 2018 included maintenance additions of approximately $40.0 million and capacity related capital expenditures of approximately $12.0 million.

Cash Used in Financing Activities

Cash used in financing activities totaled $50.1 million during the three months ended March 31, 2019 as compared with $122.1 million during the three months ended March 31, 2018. During the three months ended March 31, 2019, net cash used in financing activities reflects net repayments under our revolving lines of credit of $22.0 million and the payment of dividends of $28.8 million. During the three months ended March 31, 2018, net cash used in financing activities reflects net repayments of commercial paper of $319.6 million and the payment of dividends of $26.9 million. These impacts were partially offset by issuances under our revolving lines of credit of $223.0 million.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of March 31, 2019. See our Annual Report on Form 10-K for the year ended December 31, 2018 for additional discussion.

	Total	2019	2020	2021	2022	2023	Thereafter
	(in thousands)
Long-term debt (1)	$2,092,637	$—	$—	$270,000	$—	$—	$1,822,637
Finance leases	21,661	1,745	2,476	2,668	2,875	3,098	8,799
Estimated pension and other postretirement obligations (2)	63,235	14,903	12,199	12,214	12,046	11,873	N/A
Qualifying facilities liability (3)	690,976	56,459	77,319	79,166	81,060	83,178	313,794
Supply and capacity contracts (4)	2,015,196	151,052	150,359	124,454	127,033	122,251	1,340,047
Contractual interest payments on debt (5)	1,493,321	64,675	82,532	81,888	71,632	70,427	1,122,167
Environmental remediation obligations (2)	3,600	1,000	1,200	1,000	200	200	N/A
Total Commitments (6)	$6,380,626	$289,834	$326,085	$571,390	$294,846	$291,027	$4,607,444
_________________________

(1)	Represents cash payments for long-term debt and excludes $12.2 million of debt discounts and debt issuance costs, net.

(2)
We estimate cash obligations related to our pension and other postretirement benefit programs and environmental remediation obligations for five years, as it is not practicable to estimate thereafter. Pension and postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.

(3)
Certain QFs require us to purchase minimum amounts of energy at prices ranging from $63 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $691.0 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $552.5 million.

(4)
We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 25 years.

(5)
Contractual interest payments includes our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 3.74% on the outstanding balance through maturity of the facilities.

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

We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates. We consider an estimate to be critical if it is material to the Financial Statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. This includes the accounting for the following: regulatory assets and liabilities, pension and postretirement benefit plans, income taxes and qualifying facilities liability. These policies were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018. As of March 31, 2019, there have been no material changes in these policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facilities. The $400 million revolving credit facility bears interest at the lower of prime plus a credit spread, ranging from 0.00% to 0.75%, or available rates tied to the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%. In addition, we have a $25 million revolving credit facility, to provide swingline borrowing capability. The $25 million revolving credit facility bears interest at the lower of prime plus a credit spread of 0.13%, or available rates tied to the Eurodollar rate plus a credit spread of 0.65%. As of March 31, 2019, we had approximately $286.0 million in borrowings under our revolving credit facilities. A 1.0% increase in interest rates would increase our annual interest expense by approximately $2.9 million.

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

As part of our overall strategy for fulfilling our electric and natural gas supply requirements, we employ the use of market purchases and sales, including forward contracts. These types of contracts are included in our supply portfolios and in some instances, are used to manage price volatility risk by taking advantage of seasonal fluctuations in market prices. These contracts are part of an overall portfolio approach intended to provide price stability for consumers. As a regulated utility, our exposure to market risk caused by changes in commodity prices is mitigated because these commodity costs are included in our Montana, South Dakota and Nebraska cost tracking mechanisms and, are recoverable from customers subject to a regulatory review for prudency and, in the case of our Montana PCCAM, a deadband and a sharing mechanism.

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

See Note 9, Commitments and Contingencies, to the Financial Statements for information regarding legal proceedings.

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

Our profitability is dependent on our ability to recover the costs of providing energy and utility services to our customers and earn a return on our capital investment in our utility operations. We provide service at rates established by several regulatory commissions. These rates are generally set based on an analysis of our costs incurred in a historical test year. In addition, each regulatory commission sets rates based in part upon their acceptance of an allocated share of total utility costs. When commissions adopt different methods to calculate inter-jurisdictional cost allocations, some costs may not be recovered. Thus, the rates we are allowed to charge may or may not match our costs at any given time. For instance, our Montana electric utility is regulated by the MPSC and the FERC. Differing schedules and regulatory practices between the MPSC and FERC expose us to the risk that we may not recover our costs due to timing of filings and issues such as cost allocation methodology.

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

•	In 2016, the MPSC disallowed replacement power costs from a 2013 outage at Colstrip Unit 4 requested in our electric tracker filings.

•	In 2015, the MPSC issued an order eliminating the lost revenue adjustment mechanism, which allowed for recovery of fixed costs not recovered as a result of our energy efficiency program.

•	In 2013, the MPSC concluded that costs associated with a 2012 outage at Dave Gates Generating Station were imprudently incurred, and disallowed recovery.

We submitted a general electric rate case filing with the MPSC in September 2018. We cannot predict how the MPSC may address this filing. If the MPSC determines our request is not supported and / or decreases overall electric rates, it could have a material adverse effect on our operating and financial results.

FERC & Other Regulation - We must comply with established reliability standards and requirements including Critical Infrastructure Protection (CIP) Reliability Standards, which apply to North American Electric Reliability Corporation (NERC) functions. NERC reliability standards protect the nations' bulk power system against potential disruptions from cyber and physical security breaches. The FERC, NERC, or a regional reliability organization may assess penalties against any responsible entity that violates their rules, regulations or standards. Penalties for the most severe violations can reach as high as approximately $1.2 million per violation, per day. If a serious reliability incident or other incidence of noncompliance did occur, it could have a material adverse effect on our operating and financial results.

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

In addition, environmental advocacy groups and other third parties have in recent years undertaken greater efforts to oppose the continued operation of certain facilities, expressing concerns about the environmental and climate-related impacts from continued extraction, transportation, delivery and combustion of fossil fuels. These efforts may increase in scope and frequency depending on a number of variables, including the course of Federal and State environmental regulation and the financial resources devoted to these opposition activities. These risks include litigation originated by third parties against us due to greenhouse gas or other emissions or coal combustion residuals disposal and storage. We cannot predict the effect that any such opposition may have on our ability to operate and recover the costs of our generating facilities.

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

Coal Supply - Colstrip Units 3 and 4 are supplied with fuel from adjacent coal reserves under coal supply and transportation agreements, which are effective through December 31, 2019. We and other joint owners are discussing new coal supply and transportation agreements, which anticipate expansion of the coal mine. This expansion requires environmental reviews and permitting. We cannot predict when or if those permits will be granted. Our coal supply and transportation agreements are with WeCo, a subsidiary of Westmoreland Coal Co. (Westmoreland). Westmoreland, along with WeCo filed for Chapter 11 bankruptcy protection on October 9, 2018. An auction was held for Westmoreland’s core assets, including its interest in WeCo and the mine adjacent to Colstrip, and no qualified bids were received. As a result, in March 2019 a lenders group acquired Westmoreland’s core assets. Immediately prior to that acquisition, WeCo assumed the existing cost plus coal supply and transportation agreements. We are working with WeCo and the joint owners to negotiate a new arrangement and at the same time exploring alternative sources for a coal supply. Any new arrangements, whether with WeCo or others, may have higher costs than the existing agreement.

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

Our electric and natural gas portfolios rely significantly on market purchases. Prices for electric power and natural gas are often unpredictable as they are subject to market volatility and general market disruption. This exposure adversely affects our ability to manage our operational requirements and costs, which ultimately could adversely affect our results of operations and liquidity.

We are obligated to supply power to retail customers and certain wholesale customers and procure natural gas to supply fuel for our natural gas fired generation. Our need to acquire flexible energy supply and capacity in the market to meet our electric and natural gas load serving obligations exposes us to certain risks. In Montana, approximately 46% of our peak electric requirements are served through market purchases. We experienced a new, all-time system peak on the Montana electric system in February 2019, further exacerbating our electric generation capacity and gas transmission deficiency. In addition, a significant number of base-load generation facilities, which may also serve to meet peak requirements, in the region are being retired or are scheduled to be retired in the next five to ten years. A decrease in the region’s electric capacity may impair the reliability of the grid, particularly during peak demand periods. In addition, our natural gas system serves both retail customers and the needs of natural gas fired electric generation. The natural gas system has capacity constraints that expose us to risks to be able to deliver natural gas during periods of peak demand.

There can be no assurance that there will be available counterparties to contract with to serve our customers' needs, or that these counterparties will fulfill their obligations to us. The suppliers under these agreements may experience financial or operational problems that inhibit their ability to fulfill their obligations to us.

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

In October 2015, the EPA published the CPP, imposing standards for states to implement to control GHG emissions from existing electric generating units. We, along with a number of states and other parties, filed lawsuits against the CPP. The EPA proposed to repeal the CPP in October 2017. On August 31, 2018, EPA published the ACE, which is intended to serve as a replacement for the CPP. If finalized as proposed, it is expected that the ACE would generally require a lower level of CO2 emission reductions than the CPP and provide more regulatory flexibility to individual states. We cannot predict whether CPP will be repealed or whether the ACE will be implemented in its current form.

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

We are subject to regulations under a wide variety of U.S. federal and state regulations and policies. Regulation affects almost every aspect of our business. Changes to federal and state laws and regulations are continuous and ongoing. In the 2019 Montana legislative session, there have been numerous bills introduced that, if enacted, could be financially detrimental to our operations. Similarly, Congress may implement new federal laws that could adversely and materially affect us. There can be no assurance that laws, regulations and policies will not be changed in ways that result in significant impacts to our business. We cannot predict future changes in laws and regulations, how they will be implemented and interpreted, or the ultimate effect that this changing environment will have on us. Any changes may have a material adverse effect on our financial condition, results of operations, and cash flows.

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

Severe weather impacts, including but not limited to, blizzards, thunderstorms, high winds, microbursts, fires, tornadoes and snow or ice storms can disrupt energy generation, transmission and distribution. We derive a significant portion of our energy supply from hydroelectric facilities, and the availability of water can significantly affect operations. Higher temperatures may decrease the Montana snowpack and impact the timing of run-off and may require us to purchase replacement power. Dry conditions also increase the threat of fires, which could threaten our communities and electric distribution and transmission lines and facilities. In addition, fires alleged to have been caused by our system could expose us to substantial property damage and other claims. Any damage caused as a result of fires could negatively impact our financial condition, results of operations or cash flows.

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

Decreasing use per customer (driven, for example, by appliance and lighting efficiency) and the availability of cost-effective distributed generation, put downward pressure on load growth. Our resource plan includes an expected load growth assumption of 0.8 percent annually, which reflects low customer and usage increases, offset in part by these load reduction measures. Reductions in usage, attributable to various factors could materially affect our results of operations, financial position, and cash flows through, among other things, reduced operating revenues, increased operating and maintenance expenses, and increased capital expenditures, as well as potential asset impairment charges or accelerated depreciation and decommissioning expenses over shortened remaining asset useful lives.

Demand for our Montana transmission capacity fluctuates with regional demand, fuel prices and weather related conditions. The levels of wholesale sales depend on the wholesale market price, market participants, transmission availability, the availability of generation, and the development of the Western Energy Imbalance Market and our expected participation, among other factors. Declines in wholesale market price, availability of generation, transmission constraints in the wholesale markets, or low wholesale demand could reduce wholesale sales. These events could adversely affect our results of operations, financial position and cash flows.

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

ITEM 6.                      EXHIBITS -

(a) Exhibits

Exhibit 10.1—Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 15, 2019, Commission File No. 1-10499).

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

Exhibit 101.INS—XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

NorthWestern Corporation
Date:	April 24, 2019	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer